Form 10-Q
period 1995-09-30
CENTER BANCORP INC
filed 1995-11-14
CIK 712771

SECURITIES & EXCHANGE COMMISSION
                         Washington, D.C. 20549

                                FORM 10-Q



      (Mark One)

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
       SECURITIES  EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
       ENDED SEPTEMBER 30, 1995 OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
       SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
       FROM __________TO___________

       Commission file number 2-81353

                          CENTER BANCORP, INC.
      ____________________________________________________________
        (Exact name of registrant as specified in its charter)

      New Jersey                          52-1273725
      ____________________________________________________________
      (State or other jurisdiction of      (I.R.S. Employer
      incorporation or organization)      Identification No.)

               2455 Morris Avenue, Union, New Jersey 07083
      ____________________________________________________________
         (Address of principal executives offices) (Zip Code)

                             (908) 688-9500
      ____________________________________________________________
          (Registrant's telephone number, including area code)

      ____________________________________________________________
             (Former name, former address nd former fiscal year,
                   if changed since last report)

            Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15
      (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  Yes [x]                  No

      Shares outstanding on September 30, 1995
      Common stock no par value - 1,480,256 shares



                 CENTER BANCORP, INC.

                  INDEX TO FORM 10-Q




PART I.  FINANCIAL INFORMATION                                    PAGE

      Item I.  Financial Statements
               Consolidated Statements of  Condition
               at September 30, 1995 (Unaudited)
               and December 31, 1994                               2

               Consolidated Statements of Income
               Three and Nine Months Ended September
               30, 1995 and 1994 (Unaudited)                        3

               Consolidated Statements of Cash Flows
               Nine Months Ended September 30, 1995 and 1994
               (Unaudited)                                         4

      In the opinion of Management, all adjustments necessary for a fair presentation of the financial position and results of operations for the interim periods have been made. Such adjustments are of a normal recurring nature. Results for the period ended September 30, 1995 are not necessarily indicitive of results for any other interim period or for the entire fiscal year. Reference is made to the Company's Annual Report on Form 10-K for the year ended December 31, 1994 for information regarding accounting principles.

      Item 2.  Management's Discussion and Analysis of
               Financial Condition and Results of Operations    5-12

PART II.  OTHER INFORMATION                                      13

      SIGNATURES                                                 14


Consolidated Statement of Condition

                                            September 30,    December  31,
                                                 1995          1994
Assets:                                        (Dollars  in  Thousands)
  Cash and due from banks                     $  18,756   $  16,556
  Federal funds sold                                  0       1,000
  Securities purchased under agreement to resell      0         749
      Total cash and cash equivalents            18,756      18,305
                                                 ______      ______

  Investment securities held to maturity
     (approximate market value of
     $175,554 in 1995 and $153,642 in 1994)     175,398     166,618
  Investment securities available for sale       68,637      40,865
                                                _______     _______
  Total investment securities                   244,035     207,483

  Loans, net of unearned income                  98,769     88,805

    Less - Allowance for loan losses              1,067      1,073
                                                 ______     ______
       Net loans                                 97,702     87,732
  Premises and equipment, net                     7,497      7,443
  Accrued interest receivable                     3,913      3,938
  Other assets                                      414        212
        Total assets                         $  372,317  $ 325,113
                                                _______    _______
Liabilities
  Deposits:
    Non-interest bearing                         61,493  $  56,872
    Interest bearing:
      Certificates of deposit $100,000 and over  76,790     10,308
      Other                                     205,440    222,995
                                                _______    _______
        Total deposits                          343,723    290,175
  Federal funds purchased and securities
     sold under agreement to repurchase               0      9,745
  Accounts payable and accrued liabilities        1,766        982
                                                _______    _______
        Total liabilities                    $  345,489    300,902

Stockholder's equity
  Common stock, no par value:
    Authorized 20,000,000 shares; issued
      1,677,587 and 1,600,000
     shares in 1995 and 1994                      4,128      3,967
  Appropriated surplus                            3,510      3,510
  Retained earnings                              20,827     19,103
                                                 ______     ______
                                                 28,465     26,580

  Less - Treasury stock at cost
         (199,368 shares in 1995                  1,814      1,814
         and 1994, respectively)
         Unrealized gain (loss) on investment
         securities available-for-sale,
         net of taxes                               177      (555)
                                                 ______    ______
        Total stockholders' equity               26,828    24,211
        Total liabilities and stockholders'
           equity                              ________   _______
                                             $  372,317 $ 325,113


Center Bancorp, Inc.
Consolidated Statements of Income
               (unaudited)
                                     Three Months Ended  Nine Months Ended
                                         September 30,      September 30,
                                     1995        1994     1995     1994
                                   (in thousands, except per share data)

Interest income:
  Interest and fees on loans     $  1,937  $ 1,445       $ 5,573  $ 4,048

  Interest and dividends on
investment securities
    Taxable interest income         3,177    2,998         9,300    8,569
    Nontaxable interest income        323      401         1,055    1,299
  Interest on Federal funds sold       37       12           105       31
                                    _____    _____        ______   ______
        Total interest income       5,474    4,856        16,033   13,947
                                    _____    _____        ______   ______
Interest expense:
  Interest on certificates of         712     132         1,880      233
deposit $100,000 or more
  Interest on other deposits        1,494   1,354         4,517    3,981
  Interest on short-term
     borrowings                        0       41            93       47
                                    _____   _____         _____    _____
     Total interest expense         2,206   1,527         6,490    4,261
                                    _____   _____         _____    _____
        Net interest income         3,268   3,329         9,543    9,686
Provision for loan losses               0       0             0       10
                                    _____   _____         _____    _____
        Net interest income after
          provision for loan losses 3,268   3,329         9,543    9,676
Other income:
  Service charges, commissions
    and fees                          122     136           379      427
  Other income                         28      27           161       79
  Gain on securities sold               0       0            17        0
                                      ___     ___           ___      ___
        Total other income            150     163           557      506
                                      ___     ___           ___      ___
Other expense:
  Salaries and employee benefits      992     931         3,098    2,839

  Occupancy expense, net              180     184           520      584
  Premises and equipment expense      211     182           593      500
  Stationery and printing expense      57      71           208      263
  FDIC Insurance expense              (17)    163           308      486
  Other expenses                      368     405         1,201    1,308
        Total other expense         1,791   1,936         5,928    5,980
                                    _____   _____         _____    _____
        Income before income tax
          expense                   1,627    1,556        4,172    4,202
Income tax expense                    486      421        1,117    1,014
                                   _____    _____        _____    _____
       Net income               $  1,141  $ 1,135   $    3,055  $  3,188
                                   =====    =====        =====     =====
Earnings per share:
* (on 1,477,504 average shares
   outstanding in 1995, and
   1,473,413 in 1994)
        Net income               $   0.77  $  0.77   $     2.07  $  2.16
                                   ======    =====         ====     ====



 Consolidated Statements of Cash Flows


                                                        September 30, 1995
 (Dollars in thousands)                                    1995      1994

 CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                        $    3,055   $  3,188
   Adjustments to reconcile net income to
      net cash provided by operating activities:
      Depreciation and amortization                         539       476
      Provision for loan losses                               0        10
      (Increase and decrease) in accrued                     25     (353)
 interest receivable
      (Increase) in other assets                           (202)      (92)
      Increase (decrease) in other
        liabilities                                         498     (901)
      Amortization of premium and accretion
       of discount on investment securities, net            507       703
                                                          _____     _____
      Net cash provided by operating activities           4,422     3,031
                                                          _____     _____
 CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from maturities of investment                 6,612     2,013
     securities available-for-sale
   Proceeds from maturities of  investment               35,284    34,190
     securities held-to-maturity
   Proceeds from sales of investment                      1,029         0
     securities available-for-sale
   Purchase of investment securities                     (4,550)   (4,729)
     available-for-sale
   Purchase of investment securities held-              (74,416)  (34,829)
     to-maturity
   Net decrease in loans                                 (9,970)  (12,752)
   Property and equipment expenditures, net                (593)     (704)
                                                         ______   _______
      Net cash used in investing activities             (46,604)  (16,811)
                                                        _______    ______

 CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase in deposits                             53,548     3,347
   Dividends paid                                       (1,331)   (1,288)
   Proceeds from issuance of common stock                  161       116
   Net decrease in short term borrowings                (9,745)        0
                                                        ______     _____
       Net cash provided by financing activities        42,633     2,175
                                                        ______     _____
         Net (increase and decrease) in
            cash and cash equivalents                      451   (11,605)

 Cash and cash equivalents at beginning of period       18,305    35,676
 Cash and cash equivalents at end of period         $   18,756 $  24,071
                                                        ______    ______
 Supplemental disclosures of cash flow
      information:
   Interest paid on deposits and short-term
     borrowings                                     $    4,220 $   4,241

   Income taxes                                      $     990 $     898

 Transfers from securities held-to-maturity
    to securities available-for-sale                 $    0    $  63,244


        Management's Discussion & Analysis of Financial Condition
                        and Results of Operations


Net income for the nine months ended September 30, 1995 declined 4.17 percent to $3,055,000 as compared to $3,188,000 earned for the comparable nine month period of 1994. On a per share basis, earnings declined 3.70 percent to $2.07 as compared to $2.16 earned for the nine months ended September 30, 1994. The annualized return on average assets was 1.18 percent for the nine months ended September 30, 1995 as compared with 1.31 percent for the comparable period ended September 30, 1994, while the annualized return on average stockholders' equity was
15.7 percent and 18.1 percent, respectively. Earnings performance for the nine months ended September 30, 1995 reflected narrowed net interest margins partially offset by a decline in noninterest expense.

Net income for the three months ended September 30, 1995 amounted to $1,141,000 as compared to $1,135,000 earned for the comparable period of 1994. On a per share basis, earnings remained consistent at 2.99 percent to $.77 per share for both the three month periods in 1995 and 1994, respectively. The annualized return on average assets was 1.29 percent for both of the three month periods ended September 30, 1995 and 1994, while the annualized return on average stockholders' equity for both such periods was 17.1 percent. Earnings performance for the three months ended September 30, 1995 reflected the effects of narrowed net interest margins offset by a decrease in noninterest expense.

Net interest income is the difference between the interest earned on the portfolio of earnings assets (principally loans and investments) and the interest paid for deposits and short-term borrowings which support these assets. Net interest income is presented below first in accordance with the Company's consolidated financial statements and then on a fully tax-equivalent basis by adjusting tax-exempt income (primarily interest earned on various obligations of state and political subdivisions) by the amount of income tax which would have been paid had the assets been invested in taxable issues.

Net Interest Income

                                       (dollars in thousands)
                           Three months ended              Nine months ended
                             September 30,      Percent      September 30,     Percent
                                                Change                         Change

                              1995      1994               1995          1994
Interest income:
 Investments              $  3,500    $ 3,399      3.0    $ 10,355   $  9,868    4.9
 Loans, including fees       1,937      1,445     34.0       5,573      4,048   37.7
 Federal funds sold             37         12    208.3         105         31  238.7
   Total interest income     5,474      4,856     12.7      16,033     13,947   15.0
Interest expense:
 Certificates $100,000
    or more                    712        132    439.4       1,880        233  706.9
 Deposits                    1,494      1,354     10.3       4,517      3,981   13.5
 Short-term borrowings           0         41  - 100.0          93         47   97.9
   Total interest expense    2,206      1,527     44.5       6,490      4,261   52.3
   NET INTEREST INCOME*      3,268      3,329     -1.8       9,543      9,686   -1.5
Tax-equivalent adjustment      166        206    -19.4         543        669  -18.8
Net interest income on a fully
 tax-equivalent basis     $  3,434    $ 3,535     -2.9    $ 10,086   $ 10,355   -2.6

*Before the provision for loan losses.   NOTE:  The tax-equivalent
adjustment was computed based on an assumed statutory Federal income tax rate of 34 percent. Adjustments were made for interest accrued on securities of state and political subdivisions.



Net interest income on a fully tax-equivalent basis for the nine months ended September 30, 1995 declined $269,000 or 2.60 percent as compared with the nine months ended September 30, 1994. This change was due primarily to a decrease in the Corporation's net interest margin. There was a greater increase in average interest rates on interest-bearing deposit liabilities, 103 basis points, than the increase in the corresponding average yield on interest-earning assets, 41 basis points.

For the three months ended September 30, 1995, net interest income on a fully tax-equivalent basis declined $101,000 or 2.86 percent over the comparable period in 1994. This decline was primarily due to a compression of margins. Average interest rates on interest-bearing liabilities increased by 91 basis points while the average yield on interest-earning assets increased by only 34 basis points.

Interest income on a fully tax-equivelent basis increased by $1,960,000 or 13.4 percent for the first nine months of 1995, as compared with the nine months ended September 30, 1994. A key factor in this change was the increased income from the loan portfolio, reflecting an increase in the average loan volume. This was offset in part by the decrease in the average volume of tax-exempt investment securties carried in the investment portfolio as compared with the nine month period ended September 30, 1994.

For the three months ended September 30, 1995, interest income on a fully tax-equivelent basis increased by $578,000 or 11.4 percent as compared with the three months ended September 30, 1994. This change was primarily due to an increase in loan income reflecting the increase in average loan volume, offset in part by a decrease in the average volume of tax-exempt investment securities as compared with the comparable three month period ended September 30, 1994

For the nine months ended September 30, 1995 average loan volume increased $25.5 million while the portfolio yield increased by 8 basis points, compared with the nine months ended September 30, 1994. Total average loan volume increased to $94.4 million and the net interest yield of 7.97 percent during the first nine months of 1995, as compared to $68.9 million with a yield of 7.89 percent for the nine-month period ended September 30, 1994. The decrease in yield was a result of a competitive rate structure to attract loan business in the market coupled with some continued refinancing activity in the mortgage portfolio.

For the three months ended September 30, 1995 total average loan volume increased by $23.5 million to $94.4 million with a net interest yield of
7.93 percent as compared to $74.1 million with an average yield of 7.98
percent for the nine month period ended September 30, 1994.   The
decrease in yields during the third quarter was a result of a continued lag in loan pricing despite the level of the current prime, discount, and the 30-Year Treasury indicies coupled with the continued refinancing activity in the loan portfolio.

Changes in the composition of interest-earning assets, (which overall remained stable at a level of 92 percent of total assets, for the three and nine months ended September 30, 1995), were primarily in increased volumes of loans and investments. Although there was a favorable change in the asset mix the current rate environment reflects the effects of narrower spreads in comparison with prior periods.

Interest expense increased sharply during the first nine months of 1995, primarily as a result of rising funding costs as market rates climbed and banks became more competitive as a result of these deposit pricing pressures. For the nine months ended September 30, 1995, interest expense increased by $2,229,000 or 52.3 percent as compared with the nine months ended September 30, 1994. The average cost of funds increased by 81 basis points changes in the liability mix, (i.e., increased volumes of more costly interest-bearing liabilities). The growth in interest-bearing liabilities has been primarily in jumbo certificates of deposit and interest rate sensitive public fund deposits.

For the three months ended September 30, 1995 interest expense increased by $679,000 or 44.5 percent as compared with the comparable three month period ended September 30, 1994. The current trend in the cost of funds as reflected by the 72 basis point increase in the average cost of funds reflects the pressure on core deposit rates , as well as, general funding costs. The rate increases made by the Federal Reserve during the second quarter coupled with inflation fears pushed short-term interest rates higher. This in turn effected the cost of funds associated with a number of the Bank's funding products, i.e. municipal deposits tied to the Federal funds index, Jumbo Certficates of Deposit, and short-term repurchase agreements. During the third quarter the pressure on short-term rates remained consistent despite a subsequent rate cut by the Federal Reserve. This cut had little impact on Short-Term Funding Costs.

For the nine months ended September 30, 1995, the Corporation's net interest spread on a tax-equivelent basis (i.e. the average yield on average interest-earning assets, calculated on a tax-equivelent basis, minus the average rate paid on interest-bearing liabilities) declined to
3.58 percent annualized as compared to 4.20 percent annualized for the nine months ended September 30, 1994. The decline was primarily due to a narrowing of spreads between yields earned on loans and investments and rates paid for supporting funds. As previously noted, there was a favorable change in the mix of interest-earning assets, primarily the increased loan volumes however, this was offset by a change in the mix of interest-bearing liabilities to more costly funding.

The contribution of noninterest-bearing sources (i.e. the differential between the average rate paid on all sources of funds and the average rate paid on interest-bearing sources) increased favorably from 44 basis points during the first nine months of 1994 to 66 basis points during the first nine months of 1995. This change has helped to absorb some pressure on margins.

Short-term borrowings can be used to satisfy daily funding needs. Balances in these accounts fluctuate significantly on a day-to-day basis. The Corporation's principal short-term funding sources are securities sold under agreement to repurchase. Average short-term borrowings during the first nine months of 1995 were $2.2 million, an increase from $1.5 million in average short-term borrowings during the comparable nine months ended September 30, 1994. This change was due to insufficient funding liquidity from deposit activity

      I n v e s t m e n t s

The average volume of investment securities increased by $2.4 million for the nine month period ended September 30, 1995, as compared to the comparable period ended September 30, 1994. The tax-equivalent yield on investments increased to 6.48 percent or by 21 basis points from a yield of 6.27 percent during the nine month period ended September 30, 1994. The increase in yields on the investment portfolio was due to higher market rates on purchases made to replace investments which had matured.

The impact of repricing activity on yields was lessened by shorter investment maturities sought and the current disparity in the yield curve, resulting in narrowed spreads, due to the change in investment strategies brought about by the current uncertainty of rates. Securities available-for-sale are a part of the Corporation's interest rate risk management strategy and may be sold in response to changes in interest rates, changes in prepayment risk, liquidity management and other factors.

At September 30, 1995, the net unrealized gain carried as a component of shareholders' equity amounted to $177,000. The change in market value is a direct result of the change in interest rates that has occured since December 31, 1994, coupled with the volume changes in the portfolio.

At September 30, 1995, the total investment portfolio excluding overnight investments, was $200.6 million, or 63.9 percent of earning assets, as compared to $207.5 million or 66.2 percent at December 31, 1994. The principal components of the investment portfolio are U.S. Government Treasury and Federal Agency and Agency-backed securities.



Other Noninterest Income

The following table presents the principal categories of noninterest income for each of the three and nine month periods ended September 30, 1995 and 1994.

(dollars in thousands)

                                 Three months ended             Nine months ended
                                  September 30,                   September 30,

                                1995     1994   % change       1995    1994 % change
Other income:
  Service charges,
    commissions and fees    $    122   $  136    -10.3%    $   379    $  427      -11.2%
  Other income                    28       27      3.7%        161        79      103.8%
  Gain on securities sold          0        0    170.0%         17         0      170.0%
                                 ___      ___    _____         ___       ___      _____
     Total other income     $    150   $  163     -8.0%    $   557    $  506       10.1%
                                 ====     ===    =====         ===       ===      =====

For the first nine months of 1995, total other (noninterest) income, net of gains on securities sold, reflects a increase of $34,000 or 6.72 percent compared to the nine months ended September 30, 1994. Of the decrease of $48,000 reflected in service charges, commissions and fees $21,000, is a result of free service offerings as part of an aggresive marketing campaign. The remaining decline is a result of a decline in business activity. The increase of $69,000 reflected in other income is due to a dividend paid on insurance.

For the three months ended September 30, 1995, total other (noninterest) income, net of gains on securities sold, decreased $13,000 or 8.0 percent percent as compared to the three months ended September 30,
1994.     The decline in service charges, commissions and fees is
primarily a result of a decline in business activity.


Other Noninterest Expense

The following table presents the principal categories of noninterest expense for each of the three and nine month periods ended September 30, of 1995 and 1994.

 (dollars in thousands             Three months ended       Nine months  ended
                                       September 30,           September 30,

 Other expense:                         1995     1994   % change      1995     1994      % change
   Salaries and employee benefits   $    992   $  931     13.0%   $  3,098   $  2,839    11.2%
   Occupancy expense, net                180      184     -2.2%        520        584   -11.0%
   Premise & equipment expense           211      182     15.9%        593        500    18.6%
   Stationery and printing expense        57       71    -19.7%        208        263   -20.9%
   FDIC Insurance expense                (17)     163   -110.4%        308        486   -36.6%
   Other expenses                        368      405     -9.1%      1,201      1,308    -8.2%
                                      ______    _____    _____     _______      _____    ____
        Total other expense        $  1,791   $ 1,936     -4.4%   $  5,928   $  5,980     0.1%
                                     ======     =====     ====     =======      =====

For the nine month period ended September 30, 1995, total other (noninterest) expenses decreased $52,000 or .87 percent over the comparable nine months ended September 30, 1994. For the three months ended September 30, 1995 total other noninterest expense decreased $145,000 or 4.4 percent over the comparable three month period in 1994. Salaries and employee benefits accounted for the majority of the total increase for both periods. The primary factor contibuting to the overall decline was the rebate of previously paid FDIC insurance assessments.

 Salaries and employees benefits increased $259,000 or 9.1 percent in 1995 over the comparable nine month period ended September 30, 1994. This increase is primarily attributed to increases arising from merit
and promotional raises and higher benefit costs.   Furthermore, staffing
levels overall amounted to 139 at September 30, 1995 as compared to 125 full time equivalent employees at September 30, 1994 respectively.

For the three months ended September 30, 1995, salaries and employees' benefits increased by $61,000 or 6.55 percent. This change is also primarily attributable to the staffing increases as discussed above.

Occupancy and bank premise expense for the nine month period ended September 30, 1995 increased only $29,000 or 2.67% as compared with the nine months ended September 30, 1994. The stabilization in occupancy expense reflect the mild weather conditions experienced in 1995 as compared to 1994, while the increased bank premise and equipment expenses were primarily a result of increased repair and maintenance.

For the three months ended September 30, 1995, the increase of $33,000 in occupancy and premise expense is primarily related to increased depreciation and related expenses, as compared with the three months ended September 30, 1994.

During May of 1995, the Federal Deposit Insurance Corporation announced that the Bank Insurance Fund had reached its targeted recapitalization level of 1.25 percent. Therefore, under previously established mandates established by Congress, the FDIC announced that it would lower bank insurance premiums to 4 cents per $100.00 of deposits. The FDIC further indicated that it would rebate to banks the excess premiums that had been collected through the third quarter of 1995. Accordingly, the Corporation received a rebate of approximately $189,000.00 during September representing the excess premiums paid into the Bank Insurance Fund from May of 1995 thru September 30, 1995. Effective with the fourth quarter of 1995, the Corporation's new assessment rate will be 4 cents per $100.00 of deposits.

The decrease of $107,000 or 8.2 percent in other noninterest expenses inclusive of stationery and printing expense and FDIC insurance expense for the nine months ended September 30, 1995 over the comparable nine month period in 1994, as well as the $37,000 or 9.1 percent change of such expenses for the three months ended September 30, 1995 as compared with the comparable three months of 1994 reflect a control of these costs from year to year and the Corporation's focus on efficiency.

      P r o v i s i o n   f o r   I n c o m e   T a x e s

The effective tax rate for the nine month period ended September 30, 1995 increased to 26.7 percent as compared to 24.1 percent for the nine months ended September 30, 1994. For the three months ended September 30, 1995 the effective tax rate increased to 29.7 percent compared to
27.1 percent for the comparable three months ended September 30, 1994. The effective tax rate continues to be substantially less than the statutory Federal tax rate of 34 percent. The difference between the statutory and the effective tax rates primarily reflects the tax-exempt status of interest income on obligations of states and political subdivisions. The change for both the three and nine month periods ended September 30, 1995 reflects an increase in State taxes paid and decreased volumes of tax-exempt securities of states and political subdivisions.


Risk Elements

The purpose of the allowance for loan losses is to absorb the impact of losses inherent in the loan portfolio. Additions to the allowance are made through provisions charged against current operations and through recoveries made on loans previously charged-off. The level of the allowance is determined at an amount that the Corporation believes is adequate to cover losses in the loan portfolio. In establishing an appropriate allowance, an assessment of the individual borrower, a determination of the value of the underlying collateral, a review of historical loss experience and an analysis of the levels and trends of loan categories, delinquencies, and questionable loans are considered. Such factors as the level and trend of interest rates and current economic conditions are also reviewed. Additionally, various regulatory agencies, as an integral part of their examination process, periodically review the Corporation's allowance for such loan losses. Such agencies may require the Corporation to increase the allowance based on their judgments of information available to them at the time of their examination. Historically, the Corporation's allowance for loan losses has been more than adequate to meet the volume of charge-offs and problem credits. At September 30, 1995, the allowance for loan losses amounted to $1,067,000 or 1.08 percent of total loans. In management's view, the level of the allowance was more than adequate to cover any loss experience and therefore has not warranted any additions to the allowance during 1995.

Changes in the allowance for possible loans losses for the period ended September 30, 1995 and 1994, respectively, are set forth below.

      A l l o w a n c e   f o r   l o a n   l o s s e s

                                         (in thousands)

                                    Nine months ended September 30,

                                            1995     1994

 Average loans outstanding               $ 92,755   $ 66,208
 Total loans at end of period              98,769     78,506

 Analysis of the allowance for loan losses
 Balance at the beginning of year           1,073      943
  Charge-offs:
  Commercial                                    0        0
  Real estate-mortgage                          0        0
  Installment loans                            10       11
                                               __       __
   Total charge-offs                           10       11
 Recoveries:
  Commercial                                    0        0
  Real estate-mortgage                          0       15
  Installment loans                             4        5
                                               __       __
    Total recoveries                            4       20
 Net Charge-offs:                               6      (9)
  Additions charged to Operations               0       10
                                          _______      ___
  Balance at end of period               $  1,067   $  962
                                          =======     ====
 Ratio of net charge-offs during the
 period to average loans outstanding during
 the period                                  .56%      .00%
                                             ____      ___
 Allowance for loan losses as a
 percentage of total loans                  1.08%     1.39%
                                            ____      ____

      A s s e t   Q u a l i t y

The Corporation manages asset quality and credit risk by maintaining diversification in its loan portfolio and through review processes that include careful analysis of credit requests and ongoing examination of outstandings and delinquencies, with particular attention to portfolio dynamics. The Corporation strives to identify loans experiencing difficulty early enough to correct the problems, to record charge-offs promptly based on realistic assessments of current collateral values, and to maintain an adequate allowance for loan losses at all times.

These practices have protected the Corporation during economic downturns; the Corporation was not significantly impacted by the recent extended recession.

 It is generally the Corporation's policy to discontinue interest accruals once a loan is past due as to interest/or principal payments for a period of 90 days.

Effective January 1, 1995 the Company adopted Statement of Financial Accounting Standards (SFAS) No. 114, "Accounting by Creditors for
Impairment of a Loan" and its subsequent amendment SFAS No. 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures."

SFAS No. 114, as amended, addresses the accounting for impaired loans and requires that impaired loans be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loans observable market price or at the fair value of the collateral if the loan is collateral dependent. At March 31, 1995 and September 30, 1995, SFAS No. 114 impaired loans totaled $ 0 and related allowance for loan losses was $ 0. The determination of impaired loans consisted of non-acccrual loans and loans internally classified as substandard or below and in each instance above an established dollar threshold. All loans below the established dollar threshold are considered homogenous and are considered in the Bank's normal credit evaluation process. The average recorded investment in impaired loans for the first quarter of 1995 was $ 0. Since the Company did not have any impaired loans and sufficiently evaluates the adequacy of the allowance for loan losses, there was no impact of adopting SFAS No. 114, as amended and did not have an effect on the allowance for loan losses or the existing income recognition and charge-off policies for nonperforming loans.

 At September 30, 1995, the Corporation had no non-accrual or restructured loans. Loans past due 90 days or more amounted to $42,000 and are comprised primarily of guaranteed student loans. Additionally, the Corporation did not have any other real estate owned (OREO) at September 30, 1995.

      L i q u i d i t y

The liquidity position of the Corporation is dependent on successful management of its assets and liabilities so as to meet the needs of both deposit and credit customers. Liquidity needs arise principally to accomodate possible deposit outflows and to meet customers' requests for loans. Such needs can be satisfied by scheduled principal loan prepayments, maturing investments and short-term liquid assets. Cash flows at September 30, 1995 which provide the Bank with liquidity remain strong with approximately $83.4 million in repayments and maturities over the next 12 months.

The Corporation derives a significant proportion of its liquidity from its stable core deposit base. For the nine month period ended September 30, 1995 average core deposits (comprised of total demand and savings accounts plus money market accounts under $100,000) represented 72.6 percent of total deposits. More volatile rate sensitive deposits, concentrated in Certificates of deposit $100,000 and greater comprised on average during the first nine months of 1995 of 22.2 percent of total deposits, as compared with percent during the first nine months of 1994. This change has been brought about due to the sharp rise in short-term rates during the first nine months of 1995.

The increase in funding sources during the nine months ended September 30, 1995 resulted primarily from an increase in business and public fund deposits offset by a decrease of $9.7 million in Federal funds purchased and securities sold under agreement to repurchase. Noninterest-bearing funding sources as a percentage of the funding mix increased to 19.8 percent as compared to 18.8 percent for the nine month period ended September 30, 1994. Demand deposits as a percentage of the funding mix continue to be replaced by more expensive interest-bearing core deposits.

The consolidated statements of cash flows present the changes in cash and cash equivalents from operating, investing and financing activites. During the nine months ended September 30, 1995, cash and cash equivalents (which increased overall by $451,000) were provided (on a net basis) by operating and financing activities and were used in part in investing activities. The cash flow provided by the increase in deposits supported the net increase in the investment portfolio at period end, and supported the net increase in the loan portfolio. Cash flow from operating activities resulted primarily from net income.


Shareholders' Equity and Dividends

      S h a r e h o l d e r s '   E q u i t y

Shareholders' equity averaged $26.0 million for the nine month period ended September 30, 1995, an increase of $2.5 million, or 10.6 percent, as compared to 1994. The Corporation's dividend reinvestment and optional stock purchase plan has raised $161,000 in new capital for the
nine months ended September 30, 1995.   That plan together with internal
capital generation, may enhance the Corporation's equity position during
1995.   Book value per common share was $18.12 at September 30, 1995 as compared to $16.93 at September 30, 1994, as adjusted to reflect the 5% stock dividend paid August 1, 1994.

      C a p i t a l

The maintenance of a solid capital foundation continues to be a primary
goal for the Corporation.   Accordingly, capital plans and dividend
policies are monitored on an ongoing basis. The most important objective of the capital planning process is to balance effectively the retention of capital to support future growth and the goal of providing shareholders with an attractive long term return on their investment.

The Federal Reserve Board has established a minimum leverage test which requires banking institutions to maintain a 3.00 percent minimum of Tier I (defined as tangible Stockholders' Equity for common stock and perpetual preferred stock) capital to total assets. The 3.00 percent minimum applies only to the most highly rated banks. All other institutions are expected to maintain an additional percentage of at least 100 to 200 basis points above the minimum.

At September 30, 1995, Stockholders' Equity amounted to $26.8 million. Total Tier I capital as a percentage of average total assets for the nine months ended September 30, 1995 was 7.19 percent, as compared with
7.50 percent for the comparable nine month period in 1994. At September 30, 1995, total capital (defined as Tier I capital and Tier II capital, which includes a portion of the Allowance for Loan Losses, certain qualifying long term debt and preferred stock which does not qualify as Tier I capital) as a percentage of total assets amounted to approximately 7.48 percent.

United States bank regulators have additionally issued guidelines establishing minimum capital standards related to the level of assets and off balance-sheet exposures adjusted for credit risk. Specifically, these guidelines categorize assets and off-balance sheet items into four risk-weightings and require banking institutions to maintain a minimum ratio of capital to risk weighted assets. At September 30, 1995, the Company's estimated Tier I to risk-adjusted assets and total risk-based capital ratios were 20.6 percent and 21.5 percent, respectively. These ratios are well above the minimum guidelines (in effect as of June 30, 1994) of 4 percent for Tier I capital and the 8 percent minimum for the aggregate of Tier I and Tier II capital to risk adjusted assets.




II.  OTHER INFORMATION

      Item 1      Legal Proceedings

            None

      Item 2      Changes in Securities

            None

      Item 3      Defaults Upon Senior Securities

            None

      Item 4      Submission of Matters to Vote of  Security Holders

            None

      Item 5      Other Information

            None

      Item 6      Exhibits and Reports on Form 8-K

            a) Exhibits

                    10.1 Employment agreement among Center Bancorp, Inc.and Union Center National Bank and John J. Davis as amended and restated

            b)   Reports on Form 8-K

                    There were no reports on Form 8-K filed during the six months ended September 30, 1995




SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf, by the undersigned, thereunto duly authorized.


                                    CENTER BANCORP, INC.


DATE: November 10, 1995             /s/ Anthony C. Weagley
                                    Anthony C. Weagley, Treasurer
                                    (Chief Financial Officer)