Form 10QSB/A
period 1995-09-30
CENTER BANCORP INC
filed 1996-01-11
CIK 712771

SECURITIES & EXCHANGE COMMISSION
                         Washington, D.C. 20549

                                FORM 10-Q



      (Mark One)

[x]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
       SECURITIES  EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
       ENDED SEPTEMBER 30, 1995 OR

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
       SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
       FROM __________TO___________

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

      ____________________________________________________________
             (Former name, former address and former fiscal year,
                   if changed since last report)

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


                                    CENTER BANCORP, INC.


DATE: January 8, 1996               /s/ Anthony C. Weagley
                                    Anthony C. Weagley, Treasurer
                                    (Chief Financial Officer)