Form 10-K
period 1995-12-31
CENTER BANCORP INC
filed 1996-04-01
CIK 712771

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-K

(Mark One)

X Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required) for the fiscal year ended December 31, 1995.

__ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (no Fee Required) for the transition period from ___ to ___.

                         Commission File Number 2-81353

                              CENTER BANCORP, INC.
- --------------------------------------------------------------------------------
             (exact name of registrant as specified in its charter)

        New Jersey                                           52-1273725
(State or other jurisdiction of                             (IRS Employer
 incorporation or organization)                           identification No.)

                    2455 Morris Avenue, Union, NJ 07083-0007
- --------------------------------------------------------------------------------
          (Address of Principal Executive Offices, Including Zip Code)

                                 (908) 688-9500
- --------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                              Securities registered
                   pursuant to Section 12(b) of the Act: NONE

           Securities registered pursuant to Section 12(g) of the Act:
                           COMMON STOCK, NO PAR VALUE
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] or No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation 5K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to the Form 10-K . [X]

Aggregate Market value of voting stock held by non-affiliates based on the average of Bid and Asked prices on March 1, 1996 was approximately $47,513,280.

Shares outstanding on March 1, 1996
Common stock no par value - 1,484,790 shares

                                                    Parts of Form 10-K in which
Documents Incorporated by reference                 document is incorporated

Definitive proxy statement dated March 16, 1996,
  in connection with the 1996 Annual Stockholders
  Meeting filed with the Commission pursuant to
  Regulation 14A.........................................      Part III

Annual Report to Stockholders for the fiscal
  year ended December 31, 1995...........................  Part I and Part II

                               INDEX TO FORM 10-K
PART I

     ITEM 1  BUSINESS ..................................................      1

     ITEM 2  PROPERTIES ................................................     10

     ITEM 3  LEGAL PROCEEDINGS .........................................     10

     ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS .......     10

     ITEM 4A EXECUTIVE OFFICERS OF THE REGISTRANT ......................     11

PART II

     ITEM 5  MARKET FOR THE REGISTRANTS COMMON EQUITY AND
              RELATED STOCKHOLDER MATTERS ..............................     11

     ITEM 6  SELECTED FINANCIAL DATA ...................................     11

     ITEM 7  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS ......................     11

     ITEM 8  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA ...............     11

     ITEM 9  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
             ACCOUNTING AND FINANCIAL DISCLOSURE .......................     11

PART III

     ITEM 10  DIRECTORS OF THE REGISTRANT ..............................     12

     ITEM 11  EXECUTIVE COMPENSATION ...................................     12

     ITEM 12  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
               AND MANAGEMENT ..........................................     12

     ITEM 13  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ...........     12

PART IV

     ITEM 14  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
               REPORTS ON FORM 8-K .....................................     13

CONSENT OF ACCOUNTANTS .................................................     15

SIGNATURES .............................................................     16

                               CENTER BANCORP INC

    FORM 10 K

                                     PART I

ITEM I-BUSINESS

A) HISTORICAL DEVELOPMENT OF BUSINESS

Center Bancorp, Inc., a one-bank holding company, was incorporated in the state of New Jersey on November 12, 1982. Center Bancorp, Inc. commenced operations on May 1, 1983, upon the acquisition of all outstanding shares of The Union Center National Bank (the "Bank"). The holding company's sole activity, at this time, is to act as a holding company for the Bank. As used herein, the term "Corporation" shall refer to Center Bancorp, Inc. and its subsidiaries and the term "Parent Company" shall refer to Center Bancorp, Inc. on an unconsolidated basis.

The Bank was organized in 1923 under the law of the United States of America. The Bank operates six offices in Union Township, Union County, New Jersey, one office in Springfield Township, Union County, New Jersey and one office in Berkeley Heights, Union County, New Jersey and currently employs 132 persons. A ninth office, located in Madison, Morris County, New Jersey is scheduled to open in May 1998. The Bank is a full service commercial bank offering a complete range of individual and commercial services.

On February 14, 1996, the Parent Company entered into an Agreement and Plan of Merger (the "Agreement") with Lehigh Savings Bank, S.L.A. ("Lehigh") pursuant to which a subsidiary of the Company will be merged with and into Lehigh, with Lehigh being the surviving entity thereof (the "Merger"). Immediately following the Merger, the Company will merge Lehigh with and into the Bank. Pursuant to the terms of the Agreement, shareholders of Lehigh will receive a total of $6.0 million in cash upon consummation of the Merger (which will be accounted for as a purchase). These transactions are subject to several conditions, including the approval of various banking regulators. As of December 31, 1995, Lehigh (which operates [three] banking offices in Union, New Jersey), had total assets, deposits and stockholders' equity of approximately $73.8 million, $67.6 million and $3.9 million, respectively.

B) NARRATIVE DESCRIPTION OF BUSINESS

The Bank offers a broad range of lending, depository and related financial services to commercial, industrial and governmental customers. In the lending area, these services include short and medium term loans, lines of credit, letters of credit, working capital loans, real estate construction loans and mortgage loans. In the depository area, the Bank offers demand deposits, savings accounts and time deposits. In addition, the Bank offers collection service, wire transfers, night depository and lock box services.

The Bank offers a broad range of consumer banking services, including checking accounts, savings accounts, NOW accounts, money market accounts, certificates of deposit, IRA accounts, Automated Teller Machines ("ATM") accessibility using Money Access(TM) service, secured and unsecured loans, mortgage loans, home equity lines of credit, safe deposit boxes, Christmas club accounts, vacation club accounts, collection services, money orders and traveler's checks.

The Bank offers various money market services. It deals in U.S. Treasury and U.S. Governmental agency securities, certificates of deposits, commercial paper and repurchase agreements.

Competitive pressures affect the Corporation's manner of conducting business. Competition stems not only from other commercial banks but also from other financial institutions such as savings banks, savings and loan associations, mortgage companies, leasing companies and various other financial service

29 March 96               Center Bancorp, Inc. Form 10-K                  Page 1
and advisory companies. Many of the financial institutions operating in the Corporation's primary market are substantially larger and offer a wider variety of products and services than the Corporation.

The Parent Company is subject to regulation by the Board of Governors of the Federal Reserve System and the New Jersey Department of Banking. As a national bank, the Bank is subject to regulation and periodic examination by the Comptroller of the Currency. Deposits in the Bank are insured by the Federal Deposit Insurance Corporation (the "FDIC").

The Parent Company is required to file with the Federal Reserve Board an annual report and such additional information as the Federal Reserve Board may require pursuant to the Bank Holding Company Act of 1956, as amended (the "Act"). In addition, the Federal Reserve Board makes examinations of bank holding companies and their subsidiaries. The Act requires each bank holding company to obtain the prior approval of the Federal Reserve Board before it may acquire substantially all of the assets of any bank, or before it may acquire ownership or control of any voting shares of any bank, if, after such acquisition, it would own or control, directly or indirectly, more than 5 percent of the voting shares of such bank. The Act also restricts the types of businesses and operations in which a bank holding company and its subsidiaries may engage.

The operations of the Bank are subject to requirements and restrictions under federal law, including requirements to maintain reserves against deposits, restrictions on the types and amounts of loans that may be granted, limitations on the types of investments that may be made and the types of services which may be offered. Various consumer laws and regulations also affect the operations of the Bank. Approval of the Comptroller of the Currency is required for branching, bank mergers in which the continuing bank is a national bank and in connection with certain fundamental corporate changes affecting the Bank. Federal law also limits the extent to which the Parent Company may borrow from the Bank and prohibits the Parent Company and the Bank from engaging in certain tie-in arrangements.

FDICIA

The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") substantially revised the bank regulatory provisions of the Federal Deposit Insurance Act and several other federal banking statutes. Among other things, FDICIA requires federal banking agencies to broaden the scope of regulatory corrective action taken with respect to banks that do not meet minimum capital requirements and to take such actions promptly in order to minimize losses to the FDIC. Under FDICIA, federal banking agencies have established five capital tiers: "well capitalized", "adequately capitalized", "undercapitalized", "significantly undercapitalized" and "critically undercapitalized".

FDICIA imposes significant restrictions on the operations of a depository institution that is not in either of the first two of such categories. A depository institution's capital tier will depend upon the relationship of its capital to various capital measures. A depository institution will be deemed to be "well capitalized" if it significantly exceeds the minimum level required by regulation for each relevant capital measure, "adequately capitalized" if it meets each such measure, "undercapitalized" if it fails to meet any such measure, "significantly undercapitalized" if it is significantly below any such measure and "critically undercapitalized" if it fails to meet any critical capital level set forth in the regulations. An institution may be deemed to be in a capitalization category that is lower than is indicated by its actual capital position if it receives an unsatisfactory examination rating or is deemed to be in an unsafe or unsound condition or to be engaging in unsafe or unsound practices.

Under regulations adopted under these provisions, for an institution to be well capitalized it must have a total risk-based capital ratio of at least 10 percent, a Tier I risk-based capital ratio of at least 6 percent and a Tier I leverage ratio of at least 5 percent and not be subject to any specific capital order or directive. For an institution to be adequately capitalized, it must have a total risk-based capital ratio of at least 8 percent, a Tier I risk-based capital ratio of at least 4 percent and a Tier I leverage ratio of at least 4 percent (or in some cases 3 percent). Under the regulations, an institution will be deemed to be undercapitalized if the bank has a total risk-based capital ratio that is less than 8 percent, a Tier I risk-based capital ratio that is less than 4 percent or a Tier I leverage ratio of less than 4 percent (or in some cases 3 percent). An institution will be deemed to be significantly undercapitalized if the bank has a total


29 March 96               Center Bancorp, Inc. Form 10-K                  Page 2
risk-based capital ratio that is less than 6 percent, a Tier I risk-based capital ratio that is less than 3 percent, or a Tier I leverage ratio of less than 3 percent and will be deemed to be critically undercapitalized if it has a ratio of tangible equity to total assets that is equal to or less than 2 percent. FDICIA generally prohibits a depository institution from making a capital distribution (including payment of dividends) or paying management fees to any entity that controls the institution if it thereafter would be undercapitalized. If an institution becomes undercapitalized, it will be generally restricted from borrowing from the Federal Reserve, increasing its average total assets, making any acquisitions, establishing any branches or engaging in any new line of business. An undercapitalized institution must submit an acceptable capital restoration plan to the appropriate federal banking agency, which plan must, in the opinion of such agency, be based on realistic assumptions and be "likely to succeed" in restoring the institution's capital. In connection with the approval of such a plan, the holding company of the institution must guarantee that the institution will comply with the plan, subject to a limitation of liability equal to a proportion of the institution's assets. If an undercapitalized institution fails to submit an acceptable plan or fails to implement such a plan, it will be treated as if it is significantly undercapitalized.

Under FDICIA, bank regulators are directed to require "significantly undercapitalized" institutions, among other things, to restrict business activities, raise capital through a sale of stock, merge with another institution and/or take any other action which the agency determines would better carry out the purposes of FDICIA.

Within 90 days after an institution is determined to be "critically undercapitalized", the appropriate federal banking agency must, in most cases, appoint a receiver or conservator for the institution or take such other action as the agency determines would better achieve the purposes of FDICIA. In general, "critically undercapitalized" institutions will be prohibited from paying principal or interest on their subordinated debt and will be subject to other substantial restrictions.

Under FDICIA, an institution that is not well capitalized is generally prohibited from accepting brokered deposits. Undercapitalized institutions are prohibited from offering interest rates on deposits significantly higher than prevailing rates.

FDICIA also directs that each federal banking agency prescribe standards for depository institutions and depository institution holding companies relating to internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, a maximum ratio of classified assets to capital, a minimum ratio of market value to book value for publicly traded shares (if feasible) and such other standards as the agency deems appropriate.

FDICIA also contains a variety of other provisions that could affect the operations of the Corporation, including reporting requirements, regulatory standards for real estate lending, "truth in savings" provisions, the requirement that depository institution give 90 days notice to customers and regulatory authorities before closing any branch, limitations on credit exposure between banks, restrictions on loans to a bank's insiders and guidelines governing regulatory examinations.

29 March 96               Center Bancorp, Inc. Form 10-K                  Page 3

FIRREA

The Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") and the Crime Control Act of 1990 expanded the enforcement powers available to federal banking regulators, including providing greater flexibility to impose enforcement action and increasing the potential civil and criminal penalties.

BIF PREMIUMS

The Corporation is a member of the Bank Insurance Fund ("BIF") of the FDIC. The FDIC also maintains another insurance fund, the Savings Association Insurance Fund ("SAIF"), which primarily cover savings and loan association deposits but also covers deposits that are acquired by a BIF-insured institution from a savings and loan association. The Corporation has approximately $295.7 million of deposits at December 31, 1995, with respect to which the Corporation pays insurance premiums.

From the first three quarters of 1995, both SAIF-member institutions and BIF-member institutions paid deposit insurance premiums based on a schedule from $0.23 to $0.31 per $100 of deposits. In August, 1995, the FDIC in anticipation of the BIF's imminent achievement of a required 1.25% reserve ratio, reduced the deposit insurance premium rates paid by BIF-insured banks from a range of $0.23 to $0.31 per $100 of deposits to a range of $0.04 to $0.31 per $100 of deposits. The new rate schedule for the BIF was made effective June 1, 1995. The FDIC refunded to BIF-insured institutions the premiums they had paid for the period beginning on June 1, 1995. On November 14, 1995, the FDIC voted to reduce annual assessments for the semi-annual period beginning January 1, 1996 to the legal minimum of $2,000 for BIF-insured institutions, except for the institutions that are not well capitalized and are assigned to the higher supervisory risk categories.


PROPOSED LEGISLATION

From time to time proposals are made in the U.S. Congress and before various bank regulatory authorities which would alter the policies of and place restrictions on different types of banking operations. It is impossible to predict the impact if any, of potential legislative trends on the business of the Corporation and the Bank.

C) DIVIDEND RESTRICTIONS

Most of the revenue of the Corporation available for payment of dividends on its capital stock will result from amounts paid to the Parent Company by the Bank. There are a number of statutory and regulatoy restrictions applicable to the payment of dividends by national banks and bank holding companies. First, the Bank must obtain the approval of the Comptroller of the Currency (the "Comptroller") if the total dividends declared by the Bank in any year will exceed the total of the Bank's net profits (as defined and interpreted by regulation) for that year and retained profits (as defined) for the preceding two years, less any required transfers to surplus. Second, the Bank cannot pay dividends except to the extent that net profits then on hand exceed statutory bad debts. Third, the authority of federal regulators to monitor the levels of capital maintained by the Corporation and the Bank (see Item 7 of this Annual Report on Form 10-K and the discussion of FDICIA above), as well as the authority of such regulators to prohibit unsafe or unsound practices, could limit the amount of dividends which the Parent Company and the Bank may pay. Regulatory pressures to reclassify and charge off loans to establish additional loan loss reserves also can have the effect of reducing current operating earnings and thus impacting an institution's ability to pay dividends. Regulatory authorities have indicated that bank holding companies which are experiencing high levels of non-performing loans and loan charge-offs should review their dividend policies. Reference is also made to Note 11 of the Notes to the Company's Consolidated Financial Statements.

D) STATISTICAL INFORMATION

(Reference is also made to Item 7 of this Annual Report on Form 10-K)

29 March 96               Center Bancorp, Inc. Form 10-K                  Page 4

Information regarding interest sensitivity is incorporated by reference to pages 23-24 of the 1995 Annual Report.

The gap results noted on pages 23-24 of the 1995 Annual Report take into consideration repricing and maturities of assets and liabilities, but fail to consider the interest sensitivities of those asset and liability accounts. Management has prepared for its use an income simulation model to forecast future net interest income, in light of the current gap position. Management has also prepared for its use alternative scenarios to measure levels of next interest income associated with various change in interest rates. Results have reflected that an interest rate increase of 200 basis points and a decline of 50 basis resulted in an impact on future net interest income which is consistent with target levels contained in the Corporation's Asset/Liability Policy. Management cannot provide any assurances about the actual effect of changes in interest rates on the Corporations net income.

I. INVESTMENT PORTFOLIO

     a) For information regarding the carrying value of the investment portfolio, see page 36 of the 1995 Annual Report to Shareholders (the "1995 Annual Report") which is incorporated herein by reference.

     b) The following table illustrates the maturity distribution and weighted average yield on a tax-equivalent basis for investment securities at December 31, 1995.


                                          Obligations
                                          of U.S.        Obligations
                                          Treasury &     of States
                                          Government     & Political    Other
                                          Agencies       Subdivisions   Securities  Total
    (Dollars in thousands)
    -----------------------------------------------------------------------------------------
    Due in 1 year or less
      Book Value                          $  34,770      $  7,583       $   345     $  42,698
      Market Value                           32,705         7,596           345        40,646
      Average Yield                           6.31%         5.99%         6.67%         6.26%
    Due after one year through five
     years
      Book Value                          $  86,787      $ 28,452       $ 2,550     $ 117,789
      Market Value                           97,451        28,894         2,588       128,933
      Average Yield                           6.30%         6.55%         6.73%         6.37%
    Due after five years through ten
     years
      Book Value                          $  38,693      $  6,842       $ 2,977     $  48,512
      Market Value                           31,592         6,960         2,980        41,532
      Average Yield                           7.36%         6.65%         6.78%        28.20%
    No Maturity
      Book Value                                  -             -         1,096         1,096
      Market Value                                -             -         1,096         1,096
      Average Yield                               -             -         5.12%         5.12%
    ----------------------------------------------------------------------------------------
    Total
      Book Value                          $ 160,250      $ 42,877       $ 5,872     $ 208,999
      Market Value                          161,748        43,450         5,913       211,111
      Average Yield                           6.56%         6.46%         6.75%         6.55%
    =========================================================================================

     c) For information regarding securities of a single issuer exceeding 10 percent of stockholders' equity and for other information regarding the Corporation's investment securities portfolio, see Note 3 of the Notes to the Company's Consolidated Financial Statements.

II. LOAN PORTFOLIO

Lending is one of Center Bancorp's primary business activities. The Corporation's loan portfolio consists of both retail and commercial loans, serving the diverse customer base in its market area. In 1995, average total loans comprised 29.4 percent of average interest-earning assets. Growth in lending in recent years has been strong as evidenced by a compound growth rate in average loans since 1993 of 42.8 percent. Average loans amounted to $95.2 million in 1995, $72.8 million in 1994 and $66.7 million 1993. The composition of Center Bancorp's loan portfolio continues to change due to the local economy.

29 March 96               Center Bancorp, Inc. Form 10-K                  Page 5

Factors such as the economic climate, interest rates, real estate values and employement all contribute to these changes. Loan growth has been generated through marketing and business development efforts.

Average commercial loans of $21.3 million rose $2.6 million or 13.9 percent in 1995 as compared with 1994. The Corporation seeks to create growth in commercial lending by offering new products, lowered pricing and capitalizing on the positive trends in its market area. Specialized products are offered to meet the financial requirements of the Corporation's clients. It is the objective of the Corporation's credit procedures to diversify the commercial loan portfolio to limit concentrations in any single industry.

The Corporation's and commercial loan portfolio includes, in addition to real estate development, loans to the manufacturing, services, automobile, professional and retail trade sectors, and to specialized borrowers, includes high technology businesses. A large proportion of the Corporation's commercial loans have interest rates which reprice with changes in short-term market interest rates or mature in one year or less. The following table sets forth average mortgage loans, which amounted to $69.9 million in 1995, increased $5.2 million or 8.2 percent as compared with a $66.7 million or 38.1 percent rise in 1994. The Corporation's long-term mortgage portfolio includes both residential and commercial financing. Growth during the past two years largely reflected brisk activity in mortgage financing. Although a portion of the Corporation's commercial mortgages adjust to changes in the prime rate, most of these loans and residential mortgage loans have fixed interest rates.

Residential loans increased steadily since 1994, but began to slow considerably in the beginning of 1995 as economic interest rates began to rise in 1995. The impact of real estate values has been steadily improving.

During the past three years, the Corporation has committed an increasing amount of funds to the development of residential tracts and shopping centers. Construction loans and other temporary mortgage financing increased on average by $1.2 million to $13.6 million in 1995. The growth in construction and other temporary mortgage lending has been generated by increased residential and commercial development throughout New Jersey. Interest rates on such mortgages are generally tied to key short-term market interest rates. Funds are typically advanced to the builder or developer during various stages of construction and upon completion of the project the loans are typically repaid by cash flows derived from the ongoing project.

Loans to individuals include personal loans, student loans, home equity loans, home improvement loans and secondary mortgages, as well as financing for automobiles and other vehicles. Installment loans to individuals averaged $7.0 million in 1995, as compared with $6.2 million in 1994. The growth in loans to individuals, particularly during 1995, was buoyed by increases in automobile loans. Home equity loans, which the Corporation began actively promoting in 1994 and 1995 , as well as traditional secondary mortgage loans, have become popular with consumers due to their tax advantages over other forms of consumer borrowing vehicles. Home equity loans and secondary mortgages averaged $13.2 million in 1995. At the end of 1995, automobile loans and leases amounted to
46.7 percent of total loans to individuals excluding home equity and secondary mortgage financing. Interest rates on home equity loans are generally tied to the prime rate while most other loans to individuals are medium-term (ranging between one-to-five years) and carry fixed interest rates.

Unemployment in our general market area has been moderate to high over the last several years and is reflected in our installment loan growth, and recent changes made in product lines to make loans more readily available to consumers who would have otherwise been reluctant to borrow.

At December 31, 1995, the Corporation has total unused lending commitments outstanding of $20.5 million, of which approximately 71.2 percent and 0.00 percent were for commercial loans and construction loans, respectively.

Credit risks are an inherent part of the lending function. The Corporation has set in place specific policies and guidelines to limit credit risks to the degree possible. The following describes the Corporation's credit management policy and describes certain risk elements in its earning assets portfolio.


29 March 96               Center Bancorp, Inc. Form 10-K                  Page 6

CREDIT MANAGEMENT. The maintenance of comprehensive and effective credit policies is a paramount objective of the Corporation. Credit procedures are enforced at each individual branch office and are maintained at the senior administrative level as well as through internal control procedures.

Prior to extending credit, the Corporation's credit policy generally requires a review of the borrower's credit history, collateral and purpose of each loan. Requests for most commercial and financial loans are to be accompanied by financial statements and other relevant financial data for evaluation. After the granting of a loan or lending commitment, this financial data is typically updated and evaluated by the credit staff on a periodic basis for the purpose of identifying potential problems. Construction financing requires a periodic submission by the borrowers of sales/leasing status reports regarding their projects, as well as, in some case, inspections of the project sites by independent engineering firms. Advances are normally made only upon the satisfactory completion of periodic phases of construction.

Certain lending authorities are granted to loan officers based upon each officer's position and experience. However, large dollar loans and lending lines are reported to and are subject to the approval of the Bank's loan committee and/or board of directors. Loan committees are chaired by either the president or a senior officer of the Bank.

Real Estate lending policies must include changes implemented by the Federal Deposit Insurance Corporation Improvement Act (FDICIA) more specifically the requirement to monitor and report the aggregate of any loans with loan-to-value ratios in excess of the supervisory limits set forth in the Interagency Guidelines for Real Estate Lending Policies. The Corporation has established their own internal loan-to-value limits for real estate loans. These internal limits should not exceed the following supervisory limits.:

         Loan Category                                      Loan-to-Value Limit

Raw Land                                                            65%
Land Development                                                    75%
Construction:
  Commercial, Multifamily*,
  and other Nonresidential                                          80%
  1 to 4 Family Residential                                         85%
Improved Property                                                   85%

Owner-occupied 1 to 4 family and home equity                         **

- ------------

*    Multifamily construction includes condominiums and cooperatives.

** A loan-to-value limit has not been established for permanent mortgage or home equity loans on owner-occupied, 1 to 4 family residential property. However, for any such loan with a loan-to-value ratio that equals or exceeds 90 percent at origination, an institution should require appropriate credit enhancement in the form of either mortgage insurance or readily marketable collateral.

It may be appropriate in individual cases to originate loans with loan-to-value ratios in excess of the supervisory loan-to-value limits, based on the support provided by other credit factors. The President or Board of Directors must approve such exceptions. These loans are to be identified by the bank as exceptions to the supervisory limits and their aggregate amount be reported at least quarterly to the Board of Directors. Non conforming loans should not exceed 100% of capital, with a 30% sublimit for non 1 to 4 family residential loans.

Collateral margin guidelines are based on cost, market, or other appraised value to maintain a reasonable amount of collateral protection in relation to the inherent risk in the loan. This does not mitigate the


29 March 96               Center Bancorp, Inc. Form 10-K                  Page 7
fundamental analysis of cash flow from the conversion of assets in the normal course of business or from operations to repay the loan. It is merely designed to provide a safe cushion to minimize the risk of loss if the ultimate collection of the loan becomes dependent on the liquidation of security pleded.

The Corporation also seeks to minimize lending risk through loan diversification. The composition of the Corporation's commercial loan portfolio reflects and is highly dependent upon the economy and industrial make-up of the region it serves. Effective loan diversification spreads risk to many different industries, thereby reducing the impact of downturns in any specific industry on overall loan profitability.

Weakening credits are monitored through a loan review process which requires that, on a regular basis, a classified loan report is prepared. Classified loans are categorized into one of several categories depending upon the condition of the borrower and the strength of the underlying collateral. "Other assets especially mentioned" is an early warning signal consisting of loans with only modest deficiencies in documentation or with potentially weakening credit features.

A combined consolidated classified loan report for the Corporation is prepared on a monthly basis and is examined by both the senior management of the Bank and the Corporation's Board of Directors. The review of classified loan reports is designed to enable management to take such action as is considered necessary to remedy problems on a timely basis.

Regularly scheduled audits performed by the Corporation's internal and external credit review staff further the integrity of the credit monitoring process. Any noted deficiencies are expected to be corrected within a reasonable period of time.

RISK ELEMENTS. Risk elements include non-performing loans, loans past due ninety days or more as to interest or principal payments but not placed on a non accrual status, potential problem loans, other real estate owned, net, and other non-performing, interest-earning assets.

NON-PERFORMING AND PAST DUE LOANS Non-performing loans include non accrual loans and troubled debt restructurings. Non-accrual loans represent loans on which interest accruals have been suspended. It is the Corporation's general policy to charge-off loans when they become contractually past due ninety days or more as to interest or principal payments or when other internal or external factors indicate that collection of principal or interest is doubtful. Occasionally, exceptions are made to this policy if supporting collateral is adequate and the loan is currently in the process of collection. Troubled debt restructurings represent loans on which a concession was granted to a borrower, such as a reduction in interest rate which is lower than the current market rate for new debt with similar risks.

A) Types of Loans

The following table presents information regarding the components of the Corporation's loan portfolio on the dates indicated.

                                              Years Ended December 31,
                           --------------------------------------------------------------
(Dollars in thousands)        1995      1994       1993      1992       1991       1990
                           --------   --------   --------   --------   --------   -------
Commercial                 $ 21,302   $ 18,674   $ 18,692   $ 20,873   $ 18,128   $ 24,043
Real estate-mortgage         69,954     64,666     40,005     34,078     35,454     36,918
Installment Loan              7,012      6,250      7,378      4,729      5,861      7,817
                           --------   --------   --------   --------   --------   -------
 Total                       98,268     89,590     66,075     59,680     59,443     68,778
Less:
Unearned discount               698        785        330        163          0          0
Allowance for loan losses     1,073      1,073        943        821        507        487
                           --------   --------   --------   --------   --------   --------
Net total                  $ 96,497   $ 87,732   $ 64,802   $ 58,696   $ 58,936   $ 68,291
                           ========   ========   ========   ========   ========   ========

The reduction in outstanding loans from December 31, 1990 to December 31, 1993 primarily reflects lessened demand for loans and the then current economic conditions. In 1994, demand for the Bank's real estate mortgage products improved substantially, and new products in conjunction with a new

29 March 96               Center Bancorp, Inc. Form 10-K                  Page 8
marketing program coupled with positive market trends supported the growth in 1995.

B) The maturities of commercial loans at December 31, 1995 are listed below. All such loans which are due after one year have predetermined interest rates ( in thousands).

                                    1 Year         1 - 5
 (Dollars in thousands)            or less         Years          Total
- --------------------------------------------------------------------------

 Commercial                     $     19,141   $      2,161    $   21,302
- --------------------------------------------------------------------------

C) Risk Elements


1. a) There were no loans accounted for on a non-accrual basis at December 31, 1995, 1994, 1993, 1992, or 1991.

     b) Accruing loans which are contractually past due 90 days or more as to principal or interest payments are as follows: December 31,

(Dollars in thousands)    1995      1994     1993      1992     1991      1990
- --------------------------------------------------------------------------------
Commercial              $     0  $      0  $     0  $      0  $     0   $    94
Installment                  48         0        5        23        6        90
- --------------------------------------------------------------------------------
Net loans               $    48  $      0  $     5  $     23  $     6   $   184
- --------------------------------------------------------------------------------

     c) There are no loans which are "troubled debt restructurings" for any of the reported periods.

     Generally speaking, it is the policy of management to charge-off loans at the point that they become past due in excess of 90 days, with the exception of loans that are secured by cash or marketable securities or mortgage loans which are in the process of foreclosure.

2. There are no other known "potential problem loans" (as defined by SEC regulations) as of December 31, 1995 that have not been identified and classified. Classified loans consisting of other assets especially mentioned and substandard loans amounted to $942,000 and $204,000, respectively, December 31, 1995.

3.   Foreign outstandings - none

4.   As of December 31, 1995, $7.7 million of the commercial loan portfolio,
     36.1 percent, represents outstanding working capital loans to various real estate developers. All but $3.2 million of these loans are secured by mortgages on land and on buildings under construction.

III. ALLOWANCE FOR LOAN LOSSES

Implicit in the lending function is the fact that loan losses will be experienced and that the risk of loss will vary with the type of loan being made, the creditworthiness of the borrower and prevailing economic conditions. The allowance for loan losses is at the maximum amount allowable for Federal income tax purposes and has been allocated below according to the estimated amount deemed to be reasonably necessary to provide for the possibility of losses being incurred within the following categories of loans at December 31, for each of the past five years. The following table shows, for three types of loans, the amounts of the allowance allocable to such loans and the percentage of such loans to total loans. The percentage of loans to total loans is based upon the classification of loans shown in Table II-A (Types of Loans) on page 5 of this report.

29 March 96               Center Bancorp, Inc. Form 10-K                  Page 9


                                            Loans to   Real Estate   Loans to                   Loans to
                             Commercial   Total Loans    Mortgage   Total Loans   Installment  Total Loans  Unallocated
(Dollars in thousands)         Amount           %         Amount          %         Amount          %         Amount
- ------------------------------------------------------------------------------------------------------------------------
       1995                    $ 467         21.7         $ 187        71.2          $ 22          7.1         $ 397
       1994                    $ 399         20.2         $ 185        72.8          $ 55          7.0         $ 434
       1993                    $ 408         23.4         $ 140        69.4          $ 87          7.2         $ 308
       1993                    $ 358         27.8         $ 174        65.1          $ 77          7.1         $ 212
       1991                    $  91         30.5         $  88        59.6          $ 43          9.9         $ 285

IV. DEPOSITS

The required information regarding average amounts/rates of deposits is presented on page 29 of the 1995 Annual Report. The required information regarding the amount of time certificates of deposits of $100,000 or more is incorporated by reference to page 24 of the 1995 annual report.

V. RETURN ON EQUITY AND ASSETS

The required information regarding the return on average assets, return on average equity and dividend payout ratio is incorporated by reference to pages 10 and 11 of the 1995 Annual Report. Return on average equity was 1.15 percent,
1.27 percent and 1.18 percent for the years ended December 31, 1995, 1994 and 1993, respectively. The dividend payout ratio was 44.0 percent, 41.0 percent and
43.0 percent for the years ended December 31, 1995, 1994, and 1993, respectively.

VI. SHORT-TERM BORROWINGS

The required information regarding the amount outstanding of short-term borrowings is incorporated by reference to page 25 of the 1995 Annual Report.

ITEM 2-PROPERTIES

The Bank's operations are located at six sites in Union Township, one in Springfield Township, one in Berkeley Heights, Union County, New Jersey and a new site in Madison, Morris County, New Jersey to open in May. The principal office is located at 2455 Morris Avenue, Union, Union County, New Jersey. The principal office is a two story building constructed in 1993.

All but three of the nine locations are owned by the Bank. The lease of the Five Points Branch located at 356 Chestnut Street, Union, New Jersey expires November 30, 1997 and is subject to renewal at the Bank's option. The Career Center Branch located in Union High School expires December 31, 2002 and is also subject to renewal at the Bank's option and the lease of the Madison office located at 300 Main Street, Madison, New Jersey expires June 6, 2005 and is subject to renewal at the Bank's option. (See the back inside cover of the 1995 Annual Report for a complete listing of all branches and locations. The Drive In/walk Up located at 2022 Stowe Street, Union, New Jersey is adjacent to a part of the Main Office facility.)

ITEM 3-LEGAL PROCEEDINGS

Not applicable.

ITEM 4-SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Corporation had no matter submitted to a vote of security holders during the fourth quarter of 1995.

29 March 96               Center Bancorp, Inc. Form 10-K                 Page 10

ITEM 4 A-EXECUTIVE OFFICERS

The following table sets forth the name and age of each executive officer of the Parent Company, the period during which each such person has served as an officer of the Parent Company or the Bank and each such person's business experience (including all positions with the Parent Company and the Bank) for the past five years:

Name and Age             Officer Since               Business Experience
- ---------------------------------------------------------------------------------------------------------
John J. Davis            1982 the Parent Company:    President & Chief Executive Officer
Age - 53                 1977 the Bank               of the Parent Company and the Bank

Eileen J. Torbick        1991 the Parent Company:    Senior Vice President & Senior Loan Officer
Age - 63                 1972 the Bank               of the Bank

Anthony C. Weagley       1991 the Parent Company:    Treasurer of the Parent Company
Age - 34                 1985 the Bank               Vice President & Cashier (September 1991 - Present);
                                                     Assistant Vice President of the Bank

                                     PART II

ITEM 5-MARKET INFORMATION FOR THE REGISTRANT'S STOCK AND RELATED
STOCKHOLDER MATTERS

The information required by Item 5 of Form 10-K appears on page 28 of the 1995 Annual Report and is incorporated herein by reference. As of December 31, 1995, there were 629 holders of record of the Parent Company's Common Stock.


ITEM 6-SELECTED FINANCIAL DATA

The information required by Item 6 of Form 10-K appears on pages 10 - 11 of the 1995 Annual Report and is incorporated herein by reference.

ITEM 7-MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by Item 7 of Form 10-K appears on pages 13 - 29 of the 1995 Annual Report and is incorporated herein by reference.

ITEM 8-FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by Item 8 of Form 10-K appears on pages 30 - 49 of the 1995 Annual Report and is incorporated herein by reference.

ITEM 9-CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURES

None

29 March 96               Center Bancorp, Inc. Form 10-K                 Page 11

                                    PART III


ITEM 10-DIRECTORS OF THE REGISTRANT

The Corporation responds to this item by incorporating herein by reference the material responsive to such item in the Corporation's definitive proxy statement for its 1996 Annual Meeting of Stockholders.


ITEM 11-EXECUTIVE COMPENSATION

The Corporation responds to this item by incorporating herein by reference the material responsive to such item in the Corporation's definitive proxy statement for its 1996 Annual Meeting of Stockholders.


ITEM 12-SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The Corporation responds to this item by incorporating herein by reference the material responsive to such item in the Corporation's definitive proxy statement for its 1996 Annual Meeting of Stockholders.


ITEM 13-CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Corporation responds to this item by incorporating herein by reference the material responsive to such item in the Corporation's definitive proxy statement for its 1996 Annual Meeting of Stockholders.

29 March 96               Center Bancorp, Inc. Form 10-K                 Page 12

                                     PART IV


ITEM 14-EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
REPORTS ON FORM 8 -K

A1. Financial Statements


                                                                            Page in Annual Report
Consolidated Statements of Condition -December 31, 1995, and 1994                              30

Consolidated Statements of Income for the years ended December 31, 1995,                       31
1994 and 1993

Consolidated Statements of Changes in Stockholders' Equity for the years                       32
ended December 31, 1995, 1994 and 1993

Consolidated Statements of Cash Flows for the years ended December 31,                         33
1995, 1994 and 1993

Notes to Consolidated Financial Statements                                                     34

Report of Independent Auditors                                                                 49

A2.  Financial Statement Schedules

All Schedules have been omitted as inapplicable, or not required, or because the required information is included in the Consolidated Financial Statements or the notes thereto.

A3.  Exhibits

     3.1 Certificate of Incorporation of the Registrant is incorporated by reference to Exhibit 3.1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992

     3.2 Bylaws of the Registrant is incorporated by reference to Exhibit 3.2 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992

     10.2 Employment agreement between the Registrant and John J. Davis.

     10.3 The Registrant Employee Stock Option Plan is incorporated by reference to exhibit 10.3 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993

     10.4 The Registrant Outside Director Stock Option Plan is incorporated by reference to exhibit 10.3 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993

29 March 96               Center Bancorp, Inc. Form 10-K                 Page 13

     10.5 Supplemental Executive Retirement Plans ("SERPS") are incorporated by reference to exhibit 10.5 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994

     10.6 Executive Split Dollar Life Insurance Plan is incorporated by reference to exhibit 10.5 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994

     10.7 Employment agreement between the Registrant and Anthony Weagley, dated as of January 1, 1996.

     10.8 Agreement and Plan of Merger, by and between the Registrant and Lehigh Savings Bank, S.L.A., dated as of February 14, 1996, as amended.

     10.9 Inducement Agreement, dated February 14, 1996 by and between the Registrant and the trustee under a trust agreement applicable to the majority shareholder of Lehigh Savings Bank, S.L.A.

     11.1 Statement regarding computation of per share earnings is omitted because the computation can be clearly determined from the material incorporated by reference in this Report.

     13.1 Registrant's Annual Report to Shareholders for the year ended December 31, 1995 (parts not incorporated by reference are furnished for information purposes only and are not to be deemed to be filed herewith.)

     21.1 Subsidiaries of the Registrant is incorporated by reference to exhibit
     22.1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992

     23.1 Consent of KPMG Peat Marwick LLP

     27.1 Financial Data Schedule

B.   Reports on Form 8-K

     There were no reports on Form 8-K filed by the Registrant during the fourth quarter of 1995.


29 March 96               Center Bancorp, Inc. Form 10-K                 Page 14

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Center Bancorp, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    CENTER BANCORP, INC.

                                    /s/ JOHN J. DAVIS
                                    -------------------------------------
                                    John J. Davis
                                    President and Chief Executive Officer

Dated March 30, 1996

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated above:



/s/ CHARLES P. WOODWARD                      /s/ HUGO BARTH, III
- -------------------------------------        --------------------------------
Charles P. Woodward,                         Hugo Barth, III
Director and Chairman of the Board           Director


/s/ ROBERT L. BISCHOFF                       /s/ ALEXANDER BOL
- -------------------------------------        --------------------------------
Robert L. Bischoff                           Alexander Bol
Director                                     Director



/s/ BRENDA CURTIS                            /s/ DONALD G. KEIN
- -------------------------------------        --------------------------------
Brenda Curtis                                Donald G. Kein
Director                                     Director


/s/ JOHN J. DAVIS                            /s/ HERBERT SCHILLER
- -------------------------------------        --------------------------------
John J. Davis                                Herbert Schiller
President and Chief Executive officer        Director


/s/ PAUL LOMAKIN, JR.                        /s/ STAN R. SOMMER
- -------------------------------------        --------------------------------
Paul Lomakin, Jr.                            Stan R. Sommer
Director                                     Director

/s/ WILLIAM THOMPSON                         /s/ ANTHONY C. WEAGLEY
- -------------------------------------        --------------------------------
William Thompson                             Anthony C. Weagley
Director                                     Treasurer (Chief Accounting and
                                             Financial Officer)