Form 10-Q
period 1996-03-31
CENTER BANCORP INC
filed 1996-05-13
CIK 712771

SECURITIES & EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                  (Mark One)

     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996 OR

     |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
     EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM       TO
                                                        ------   ------
     Commission file number 2-81353
                            -------
                              CENTER BANCORP, INC.

     -------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

     New Jersey                                   52-1273725

     --------------------------------------------------------------------
     (State or other jurisdiction of              (I.R.S. Employer
     incorporation or organization)               Identification No.)


                   2455 Morris Avenue, Union, New Jersey 07083

     -------------------------------------------------------------------------
              (Address of principal executives offices) (Zip Code)

                                 (908) 688-9500

     -------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

     -------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                Yes|X|                             No|_|

     Shares outstanding on March 30, 1996
     Common stock no par value - 2,220,384 shares

                              CENTER BANCORP, INC.

                               INDEX TO FORM 10-Q

PART I.  FINANCIAL INFORMATION                                              PAGE

         Item I.  Financial Statements
                  Consolidated Statements of  Condition
                  at March 31, 1996 (Unaudited) and March 31, 1995             2


                  Consolidated Statements of Income
                  Three and Nine Months Ended March 31, 1996 and 1995
                  (Unaudited)                                                  3

                  Consolidated Statements of Cash Flows
                  Nine Months Ended March 31, 1996 and 1995
                  (Unaudited)                                                  4

         In the opinion of Management, all adjustments necessary for a fair presentation of the financial position and results of operations for the interim periods have been made. Such adjustments are of a normal recurring nature. All share and per share amounts have been restated to reflect a 3 for 2 split payable to shareholders of record May 1, 1996, on May 31, 1996. Results for the period ended March 31, 1996 are not necessarily indicative of results for any other interim period or for the entire fiscal year. Reference is made to the Company's Annual Report on Form 10-K for the year ended March 31, 1995 for information regarding accounting principles.

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations             5-11


PART II.  OTHER INFORMATION------------------------------------------------12-13

         SIGNATURES-----------------------------------------------------------14

Consolidated Statements of Condition

                                                                 March 31,   December 31,
                                                                 --------    ------------
                                                                   1996          1995
- ---------------------------------------------------------------------------------------

Assets:

  Cash and due from banks                                        $  12,117   $   14,172
  Federal funds sold                                                     0       16,000
  Securities purchased under agreement to resell                         0            0
- ---------------------------------------------------------------------------------------
      Total cash and cash equivalents                               12,117       30,172

  Investment securities held to maturity (approximate
     market value of $200,176 in 1996 and $157,449 in 1995)        201,403      156,030
  Investment securities available for sale                          53,317       53,662
                                                                 ----------------------
      Total investment securities                                  254,720      209,692


  Loans, net of unearned income                                     98,625       97,570
    Less - Allowance for loan losses                                 1,073        1,073
- ---------------------------------------------------------------------------------------
        Net loans                                                   97,552       96,497
  Premises and equipment, net                                        7,515        7,462
  Accrued interest receivable                                        4,368        3,643
  Other assets                                                         580          311
- ---------------------------------------------------------------------------------------
        Total assets                                             $ 376,852   $  347,777
- ---------------------------------------------------------------------------------------


Liabilities

  Deposits:
    Non-interest bearing                                            59,173       60,635
    Interest bearing:
      Certificates of deposit $100,000 and over                     71,836       39,521
      Other                                                        202,863      195,510
- ---------------------------------------------------------------------------------------
        Total deposits                                             333,872      295,666
  Federal funds purchased and securities sold under                 12,705       22,326
   agreements to repurchase

  Accounts payable and accrued liabilities                           1,903        2,106
- ---------------------------------------------------------------------------------------
        Total Liabilities                                          348,480      320,098
- ---------------------------------------------------------------------------------------


Stockholder's equity
 Common stock, no par value:
    Authorized 20,000,000 shares; issued 2,256,180
     and 2,510,427 shares in 1996 and 1995, respectively            4,261        4,199
 Appropriated surplus                                               3,510        3,510
 Retained earnings                                                 22,158       21,368
- --------------------------------------------------------------------------------------
                                                                   29,929       29,077

 Less - Treasury stock at cost (299,052 shares in
  1996 and 1995)                                                    1,814        1,814
 Net unrealized (loss) on investment securities
  available-for-sale, net of taxes                                    257          416
- --------------------------------------------------------------------------------------
    Total stockholders' equity                                     28,372       27,679
- --------------------------------------------------------------------------------------
    Total liabilities and stockholders' equity                    376,852      347,777
- --------------------------------------------------------------------------------------

*All share and per share amounts have been restated to reflect a 3-for-2 stock split effective May 1, 1996.

Consolidated Statements of Income
          (unaudited)                                        Three Months Ended
                                                                  March 31,
                                                             ------------------
(in thousands, except per share data)                        1996        1995
- --------------------------------------------------------------------------------

Interest income:

  Interest and fees on loans                               $ 1,974     $ 1,780
  Interest and dividends on investment securities:
    Taxable interest income                                  3,606       3,043
    Nontaxable interest income                                 284         369
  Interest on Federal funds sold                                96          14
- -------------------------------------------------------------------    -------
        Total interest income                                5,960       5,206
- -------------------------------------------------------------------    -------

Interest expense:

  Interest on certificates of deposit $100,000 or more         868         523
  Interest on other deposits                                 1,501       1,459
  Interest on short-term borrowings                            135          88
- -------------------------------------------------------------------    -------
        Total interest expense                               2,504       2,070
- -------------------------------------------------------------------    -------
        Net interest income                                  3,456       3,136
Provision for loan losses                                        0           0
- -------------------------------------------------------------------    -------
        Net interest income after provision for loan
         losses                                              3,456       3,136
- -------------------------------------------------------------------    -------
Other income:

  Service charges, commissions and fees                        114         124
  Other income                                                  31          35
  Gain on securities sold                                        0           0
- -------------------------------------------------------------------    -------
        Total other income                                     145         159
- -------------------------------------------------------------------    -------

Other expense:

  Salaries and employee benefits                             1,094       1,007
  Occupancy expense, net                                       235         169
  Premises and equipment expense                               194         186
  Stationery and printing expense                               67          63
  Correspondent fees expense                                     0           0
  Computer expense                                               0           0
  FDIC Insurance expense                                         1         162
  Other expenses                                               403         386
- -------------------------------------------------------------------    -------
        Total other expense                                  1,994       1,973
- -------------------------------------------------------------------    -------
        Income before income tax expense                     1,607       1,322
Income tax expense                                             372         322
- -------------------------------------------------------------------    -------
        Net income                                           1,235     $ 1,000
- -------------------------------------------------------------------    -------


Earnings per share:

  (on 2,225,718 average shares outstanding in 1996, and 2,213,506 in 1995)

      Net income per share                                 $  0.55     $  0.45
- -------------------------------------------------------------------    -------

*All share and per share amounts have been restated to reflect a 3-for-2 stock split effective May 1, 1996.

Consolidated Statements of Cash Flows

                                                                           March 31,
                                                                     --------------------
(Dollars in thousands)                                                  1996         1995
- -----------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income                                                     $    1,235     $   1,000
  Adjustments to reconcile net income to net cash
    provided by operating activities:
     Depreciation and amortization                                      184            174
     Provision for loan losses                                            0              0
     (Increase) in accrued interest receivable                         (725)           (34)
     (Increase) in other assets                                        (269)          (254)
     Increase (decrease) in other liabilities                          (203)           378
     Amortization of premium and accretion of
      discount on investment securities, net                            148            173
- ----------------------------------------------------------------------------   -----------
        Net cash provided by operating activities                       370          1,437
- ----------------------------------------------------------------------------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Proceeds from maturities of securities available-for-sale           1,005          4,311
  Proceeds from maturities of securities held-to-maturity            12,346          6,556
  Proceeds from sales of investment securities available-for-sale    30,932              0
  Purchase of securities available-for-sale                         (35,358)        (3,661)
  Purchase of securities held-to-maturity                           (54,259)        (3,886)
  Net (increase) decrease in loans                                   (1,055)        (4,448)
  Property and equipment expenditures, net                             (237)           (38)
- ----------------------------------------------------------------------------   ------------
     Net cash used in investing activities                          (46,626)        (1,166)
- ----------------------------------------------------------------------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Net increase in deposits                                           38,206         24,427
  Dividends paid                                                       (446)          (443)
  Proceeds from issuance of common stock                                 62             51
  Net increase (decrease) in short term borrowings                   (9,621)        (7,131)
- ----------------------------------------------------------------------------   -----------
        Net cash provided by financing activities                    28,201         16,904
- ----------------------------------------------------------------------------   -----------

        Net increase in cash and cash equivalents                   (18,055)        17,175
- ----------------------------------------------------------------------------   -----------

Cash and cash equivalents at beginning of period                     30,172         18,305
- ----------------------------------------------------------------------------   -----------
Cash and cash equivalents at end of period                       $   12,117     $   35,480
- ----------------------------------------------------------------------------   -----------
Supplemental disclosures of cash flow information:

  Interest paid on deposits and short-term borrowings            $    2,512     $    2,205
  Income taxes                                                   $      217     $        0
Transfers from securities held-to-maturity to
  securities available-for-sale                                  $        0     $        0
Transfers from securities available-for-sale to
  securities held-to-maturity                                    $        0     $        0

            MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Net income for the three months ended March 31, 1996 increased 23.5 percent to $1,235,000 as compared to $1,000,000 earned for the comparable three month period of 1995. On a per share basis, earnings increased 20.3 percent to $0.55 as compared to $0.45 earned for the three months ended March 31, 1995. The annualized return on average assets was 1.30 percent for the three months ended March 31, 1996 as compared with 1.18 percent for the comparable period ended March 31, 1995, while the annualized return on average stockholders' equity was
17.5 percent and 15.8 percent, respectively. Earnings performance for the three months ended March 31, 1996 primarily reflected an increased net interest margin offset by an increase in income tax expense and, to a lesser extent, other non-interest expense. All share and per share amounts have been restated to reflect the 3 for 2 stock split which will take place on May 1, 1996.

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

NET INTEREST INCOME

================================================================================
(dollars in thousands)
                                                  Three
                                               months ended           Percent
                                                March 31,              Change
                                          ---------------------     ------------
                                            1996         1995
                                          --------     --------
Interest income:
 Investments                              $3,890       $3,412          14.0%
 Loans, including fees                     1,974        1,780          10.9%
 Federal funds sold                           96           14         585.7%
   Total interest income                   5,960        5,206          14.5%
- -------------------------------------------------      ------        -------
Interest expense:
 Certificates $100,000 or more               868          523          66.0%
 Deposits                                  1,501        1,459           2.9%
 Short-term borrowings                       135           88          53.4%
   Total interest expense                  2,504        2,070          21.0%
- -------------------------------------------------      ------
   NET INTEREST INCOME*                    3,456        3,136          10.2%
- -------------------------------------------------      ------        -------
Tax-equivalent adjustment                    146          190         -23.2%
Net interest income on a fully
 tax-equivalent basis                     $3,602       $3,326           8.3%
- -------------------------------------------------      ------        -------

* Before the provision for loan losses. NOTE: The tax-equivalent adjustment was computed based on an assumed statutory Federal income tax rate of 34 percent. Adjustments were made for interest accrued on securities of state and political subdivisions.



Net interest income on a fully tax-equivalent basis for the three months ended March 31, 1996 increased $276,000 or 8.30 percent as compared with the three months ended March 31, 1995. Although there was a favorable increase in the overall yield on average interest-earning assets of 9 basis points reflected in the rise in interest rates, as compared to the comparable period ended March 31, 1995, the primary factor contributing to the change was the $38.8 million increase in the volume of average interest-earning assets. This was offset in part by a $26.5 increase in the volume of average interest-bearing liabilities and by a greater increase in average interest rates on interest-bearing deposit liabilities, 20 basis points, than the increase in the corresponding average yield on interest-earning assets, 2 basis points.

Interest income on a fully tax-equivalent basis increased by $710,000 or 13.1 percent for the first three months of 1996, as compared with the three months ended March 31, 1996. The key factor in this change was the increased income from taxable investment securities and loans reflecting increases in the volume of average taxable investment securities and loans. This was offset in part by a decrease in the average volume of tax-exempt investment securities carried in the investment portfolio as compared with the three month period ended March 31, 1995.

Investment income generated form the investment portfolio for the 3 month period ended March 31, 1996 improved by $101.00 or 2.97% over the comparable three month period of 1995. The positive impact of more favorable interest rates and increased average volume in the portfolio were sufficient to sustain an average portfolio yield of 6.44% as compared to 6.48% for the period ended March 31, 1995.

The primary component of the improved earnings from the investment portfolio were the volume related factors.

For the three months ended March 31, 1996 average loan volume increased $8.6 million while the portfolio yield increased by only 1 basis point, compared with the three months ended March 31, 1995. Average loan volume increased to $99.9 million at an average yield of 7.90 percent during the first three months of 1996, as compared to $91.3 million with a yield of 7.89 percent for the three month period ended March 31, 1995. The stabilization in yield was a result of a competitive rate structure to attract loan business in the market to increase portfolio volume offset in part by some continued refinancing activity in the mortgage portfolio.

Interest expense increased during the first three months of 1996, primarily as a result of rising funding costs as market rates climbed and banks became more competitive as a result of these deposit pricing pressures. For the three months ended March 31, 1996, interest expense increased by $434,000 or 21 percent as compared with the three months ended March 31, 1995. The average cost of funds increased by 39 basis points reflecting an increasing rate environment and changes in the liability mix, (i.e., increased volumes of more costly interest-bearing liabilities). The growth in interest-bearing liabilities has been primarily in jumbo certificates of deposit and interest rate sensitive public fund deposits.

For the three months ended March 31, 1996, the Corporation's net interest spread on a tax-equivalent basis (i.e. the average yield on average interest-earning assets, calculated on a tax-equivalent basis, minus the average rate paid on interest-bearing liabilities) declined to 3.42 percent annualized as compared to
3.46 percent annualized for the three months ended March 31, 1995. The decline was primarily due to a narrowing of spreads between yields earned on loans and investments and rates paid for supporting funds. As previously noted, there was a favorable change in the mix of interest-earning assets, primarily the increased loan volumes; however, this was impacted by the change in the mix of interest-bearing liabilities to more costly funding.

The contribution of non-interest-bearing sources (i.e. the differential between the average rate paid on all sources of funds and the average rate paid on interest-bearing sources) increased favorably to 61 basis points during the first three months of 1996 from 42 basis points during the first three months of 1995. This change has helped to absorb the pressure on margins.

Short-term borrowings can be used to satisfy daily funding needs. Balances in these accounts fluctuate significantly on a day-to-day basis. The Corporation's principal short-term funding sources are securities sold under agreement to repurchase. Average short-term borrowings during the first three months of 1996 were $11.2 million, an increase from $5.8 million in average short-term borrowings during the comparable three months ended March 31, 1995. This change was due to insufficient funding liquidity from deposit activity.

Investments

The average volume of investment securities increased by $45 million for the three month period ended March 31, 1996 as compared to the comparable period ended March 31, 1995. The tax-equivalent yield on investments decreased to 6.44 percent or by 4 basis points from a yield of 6.48 percent during the three month period ended March 31, 1995. The yield on the investment portfolio was sustained due to higher market rates on the increased volume of purchases and existing cashflows available for reinvestment made to replace investments which had matured.

The impact of repricing activity on yields was lessened by a change made in the mix of investment maturities sought and the current disparity in the yield curve, resulting in narrowed spreads, due to the change in investment strategies brought about by the current uncertainty of rates. Securities available for sale are a part of the Corporation's interest rate risk management strategy and may be sold in response to changes in interest rates, changes in prepayment risk, liquidity management and other factors.

At March 31, 1996, the net unrealized gain carried as a component of shareholders' equity amounted to $257,000, as compared with $416,000 at December 31, 1995.

At March 31, 1996, the total investment portfolio excluding overnight investments, was $250.0 million, or 70.1 percent of earning assets, as compared to $205.4 million or 64.7 percent at March 31, 1995. The principal components of the investment portfolio continue to be U.S. Government Treasury and Federal Agency and Agency-backed securities.

OTHER NON-INTEREST INCOME

The following table presents the principal categories of non-interest income for the three month periods ended March 31, 1996 and 1995.

================================================================================
(dollars in thousands)                     Three months ended
                                                March 31,
                                         -----------------------
                                            1996           1995 % change
                                         ---------      --------
Other income:
  Service charges, commissions and fees     $114           $124          (8.06%)
  Other income.                               31             35          (11.4%)
  Gain on securities sold                      0              0               0%
                                            ----           ----
        Total other income                  $145           $159          (8.80%)
- --------------------------------------------------------------------------------

For the three months ended March 31, 1996 total other (non-interest) income, decreased $14,000 or 8.8 percent as compared to the three months ended March 31, 1995. The decline in service charges, commissions and fees is primarily a result of a decline in business activity.

Other Non-Interest Expense

The following table presents the principal categories of non-interest expense for the three month periods ended March 31, of 1996 and 1995.

================================================================================
(dollars in thousands)                 Three months ended
                                           March 31,
                                   ----------------------
Other expense:                       1996        1995         % change
                                   -------    --------        ----------
 Salaries and employee benefits    $1,094       $1007             8.6%
 Occupancy expense, net               235         169            39.1%
 Premise & equipment expense          194         186             4.3%
 Stationery and printing expense       67          63             6.3%
 FDIC Insurance expense                 1         162            99.4%
 Other expenses                       403         386             4.4%
                                  -------      ------            -----
        Total other expense        $1,994      $1,973             1.1%
- ----------------------------------------------------------------------------

For the three month period ended March 31, 1996 total other (non-interest) expenses increased only $21,000 or 1.1 percent over the comparable three months ended March 31, 1995. Salaries and employee benefits cost coupled with occupancy comprised the primary components of the total increase for the period. The primary offsetting factor contributing to the stabilization of expense was the reduction in FDIC insurance assessments and general control of operating overhead.

Salaries and employees benefits increased $87,000 or 8.6 percent in 1996 over the comparable three month period ended March 31, 1995. This increase is primarily attributed to increases arising from merit and promotional raises and higher benefit costs. Staffing levels overall amounted to 136 at March 31, 1996 as compared to 135 full time equivalent employees at March 31, 1995.

Occupancy expense for the three month period ended March 31, 1996 increased sharply $66,000 or 39 percent as compared with the three months ended March 31, 1995. This change reflects the severe weather conditions experienced in 1996 as compared to 1995. The small increase in bank premise and equipment expenses were also a result of weather related occurrences.

The decrease of $161,000 in FDIC insurance expense reflects revisions in FDIC deposit assessment rates.

     PROVISION FOR INCOME TAXES

The effective tax rate for the three month period ended March 31, 1996 remained relatively stable at 23.1 percent as compared to 24.4 percent for the three months ended March 31, 1995. The effective tax rate continues to be substantially less than the statutory Federal tax rate of 34 percent. The difference between the statutory and the effective tax rates primarily reflects the tax-exempt status of interest income on obligations of states and political subdivisions.

RISK ELEMENTS

The purpose of the allowance for loan losses is to absorb the impact of losses inherent in the loan portfolio. Additions to the allowance are made through provisions charged against current operations and through recoveries made on loans previously charged-off. The level of the allowance is determined at an amount that the Corporation believes is adequate to cover losses in the loan portfolio. In establishing an appropriate allowance, an assessment of the individual borrower, a determination of the value of the underlying collateral, a review of historical loss experience and an analysis of the levels and trends of loan categories, delinquencies, and questionable loans are considered. Such factors as the level and trend of interest rates and current economic conditions are also reviewed. Additionally, various regulatory agencies, as an integral part of their examination process, periodically review the Corporation's allowance for such loan losses. Such agencies may require the Corporation to increase the allowance based on their judgments of information available to them at the time of their examination. Historically, the Corporation's allowance for loan losses has been more than adequate to meet the volume of charge-offs and problem credits. At March 31, 1996, the allowance for loan losses amounted to $1,073,000 or 1.08 percent of total loans. In management's view, the level of the allowance was more than adequate to cover any loss experience and therefore has not warranted any additions to the allowance during 1996.

Changes in the allowance for possible loans losses for the period ended March 31, 1996 and 1995, respectively, are set forth below.

     ALLOWANCE FOR LOAN LOSSES
       (in thousands)

================================================================================
                                                   Three months ending March 31,
                                                   -----------------------------
                                                            1996         1995
                                                         --------      --------
Average loans outstanding                                $ 99,916     $ 91,638
- -------------------------------------------------------------------------------
Total loans at end of period                               98,625       93,249
- -------------------------------------------------------------------------------

Analysis of the allowance for loan losses
Balance at the beginning of year                            1,073        1,073
 Charge-offs:
 Commercial                                                     0            0
 Real estate-mortgage                                           0            0
 Installment loans                                              0            5
- -------------------------------------------------------------------------------
   Total charge-offs                                            0            5
Recoveries:
 Commercial                                                     0            0
 Real estate-mortgage                                           0            0
 Installment loans                                              0            1
- -------------------------------------------------------------------------------
   Total recoveries                                             0            1
Net Charge-offs:                                                0            4
 Additions charged to Operations                                0            0
- -------------------------------------------------------------------------------
 Balance at end of period                                $  1,073     $  1,069
- -------------------------------------------------------------------------------

Ratio of net charge-offs during the period to
average loans outstanding during the period                  0.00%        0.00%
- -------------------------------------------------------------------------------
Allowance for loan losses as a percentage of
 total loans                                             $   1.09         1.15%
- -------------------------------------------------------------------------------


     ASSET QUALITY

The Corporation manages asset quality and credit risk by maintaining diversification in its loan portfolio and through review processes that include analyses of credit requests and ongoing examination of outstandings and delinquencies, with particular attention to portfolio dynamics. The Corporation strives to identify loans experiencing difficulty early enough to correct the problems, to record charge-offs promptly based on realistic assessments of current collateral values, and to maintain an adequate allowance for loan losses at all times.

These practices have protected the Corporation during economic downturns; the Corporation was not significantly impacted by the recent extended recession.

It is generally the Corporation's policy to discontinue interest accruals once a loan is past due as to interest/or principal payments for a period of 90 days.

At March 31, 1996, the Corporation had no non-accrual or restructured loans. Loans past due 90 days or more amounted to $40,000 and are comprised entirely of guaranteed student loans. Additionally, the Corporation did not have any other real estate owned (OREO) at March 31, 1996.

     Liquidity

The liquidity position of the Corporation is dependent on successful management of its assets and liabilities so as to meet the needs of both deposit and credit customers. Liquidity needs arise principally to accomodate possible deposit outflows and to meet customers' requests for loans. Such needs can be satisfied by scheduled principal loan prepayments, maturing investments and short-term liquid assets. Anticipated cash flows at March 31, 1996 which provide the Bank with liquidity remain strong with approximately $79.8 million in repayments and maturities over the next 12 months.

The Corporation derives a significant proportion of its liquidity from its stable core deposit base. For the three month period ended March 31, 1996 average core deposits (comprised of total demand and savings accounts plus money market and time deposit accounts under $100,000) represented 66.0 percent of total deposits. More volatile rate sensitive deposits, concentrated in Certificates of deposit $100,000 and greater, comprised on average during the first three months of 1996 16.6 percent of total deposits, as compared with 8.7 percent during the first three months of 1995. This change has been brought about due to the sharp rise in short-term rates during the first three months of 1996.

The increase in average funding sources during the three months ended March 31, 1996 resulted primarily from an increase in business and public fund deposits offset by a decrease of $9.6 million in Federal funds purchased and securities sold under agreement to repurchase. Non-interest bearing funding sources as a percentage of the funding mix decreased to 17.9 percent as compared to 18.7 percent for the three month period ended March 31, 1995. Demand deposits as a percentage of the funding mix continue to be replaced by more expensive interest-bearing core deposits.

The consolidated statements of cash flows present the changes in cash and cash equivalents from operating, investing and financing activites. During the three months ended March 31, 1996, cash and cash equivalents (which decreased overall by $18.1) were provided (on a net basis) by operating and financing activities. The cash flow provided by the $38.2 million net increase in deposits supported a $45.3 million net increase in the investment portfolio at period end, and a $1.1 million net increase in the loan portfolio. Cash flow from operating activities resulted primarily from net income.

Shareholders' Equity and Dividends

     Shareholders' Equity

Shareholders' equity averaged $28.3 million for the three month period ended March 31, 1996, an increase of $25.7 million, or 10.1 percent, as compared to 1995. The Corporation's dividend reinvestment and optional stock purchase plan has raised $62,000 in new capital for the three months ended March 31, 1996. That plan together with internal capital generation, may enhance the Corporation's equity position during 1996. Book value per common share restated to reflect the 3-for-2 stock split effective May 1, 1996 payable May 31, 1996 was $12.78 at March 31, 1996 as compared to $12.50 at March 31, 1995.

     Capital

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

At March 31, 1996, Stockholders' Equity amounted to $26.4 million. Total Tier I capital as a percentage of average total assets for the three months ended March 31, 1996 was 7.53 percent, as compared with 7.33 percent for the comparable three month period in 1995. At March 31, 1996, total capital (defined as Tier I capital and Tier II capital, which includes a portion of the Allowance for Loan Losses, certain qualifying long term debt and preferred stock which does not qualify as Tier I capital) as a percentage of total assets amounted to approximately 7.81 percent.

United States bank regulators have additionally issued guidelines establishing minimum capital standards related to the level of assets and off balance-sheet exposures adjusted for credit risk. Specifically, these guidelines categorize assets and off-balance sheet items into four risk-weightings and require banking institutions to maintain a minimum ratio of capital to risk weighted assets. At March 31, 1996, the Company's estimated Tier I to risk-adjusted assets and total risk-based capital ratios were 21.1 percent and 22.0 percent, respectively. These ratios are well above the minimum guidelines (in effect as of June 30, 1994) of 4 percent for Tier I capital and the 8 percent minimum for the aggregate of Tier I and Tier II capital to risk adjusted assets.

II.  OTHER INFORMATION

         Item 1   Legal Proceedings

         Item 2   Changes in Securities
                  None

         Item 3   Defaults Upon Senior Securities
                  None

         Item 4   Submission of Matters to Vote of  Security Holders

                  a) The Annual Meeting of shareholders was held on Tuesday, April 16, 1996.

                  b) The following class 1 Director was elected for two years based on the following share votes.

                                            For               Withheld

                  Brenda Curtis             1,156,674         13,796

         The Following Class 3 Directors' were re-elected for three years based on the following share votes

                                            For               Withheld

                  Robert L. Bischoff        1,156,674         13,796
                  Paul Lomakin, Jr.         1,156,674         13,796
                  Herbert Schiller          1,156,674         13,796

                  The Following Class 2 Directors' terms continue until the Annual meeting 1997

                  Hugo Barth, III
                  Stanley R. Sommer
                  Alexander A. Bol
                  William A. Thompson

                  The following Class 1 Directors' terms continue until the 1998 Annual meeting

                  John J. Davis
                  Donald G. Kein
                  Charles P. Woodward

         Item 5   Other Information
                  None

         Item 6   Exhibits and Reports on Form 8-K
                  a) Exhibits

                     10.1 Agreement and plan of merger by and between Center Bancorp Inc. and Lehigh Savings & Loan dated as of February 14, 1996 as amended on March 19, 1996 and April 30, 1996

                     10.2 Inducement Agreement dated February 14, 1996

                  b) Reports on Form 8-K
                     A current report on Form 8K dated 2/20/96 was filed by the Corporation discussing (under item 5). The execution of an agreement relating to the acquisition of Lehigh Savings & Loan.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf, by the undersigned, thereunto duly authorized.

                              CENTER BANCORP, INC.

DATE:                    /s/ Anthony C. Weagley
- ----                     ----------------------
                             Anthony C. Weagley, Treasurer
                             (Chief Financial Officer)