Form 10-Q
period 1996-06-30
CENTER BANCORP INC
filed 1996-08-15
CIK 712771

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

     (Mark One)

|X|  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
     OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE
     QUARTERLY PERIOD ENDED June 30, 1996 OR

| |  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
     FROM ____________TO____________

     Commission file number        2-81353


                              CENTER BANCORP, INC.
     ---------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           New Jersey                                        52-1273725
     ---------------------------------------------------------------------------
        (State or other jurisdiciton of                  (I.R.S. Employer
         incorporation or organization)                   Identification No.)


                   2455 Morris Avenue, Union, New Jersey 07083
     ---------------------------------------------------------------------------
              (Address of principal executives offices) (Zip Code)


                                 (908) 688-9500
     ---------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


     ---------------------------------------------------------------------------
                 (Former name, former address and former fiscal
                       year, if changed since last report)

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
     Yes |X|  No | |

     Shares outstanding on June 30, 1996
     -------------------------------------------------
     Common stock no par value - 2,229,610 shares

                              CENTER BANCORP, INC.

                               INDEX TO FORM 10-Q


PART I.  FINANCIAL INFORMATION                                              PAGE

     Item 1. Financial Statements

            Consolidated Statements of Condition at June 30,
               1996 (Unaudited) and December 31, 1995                          2

            Consolidated Statements of Income Three and Six
               Months Ended June 30, 1996 and 1995
               (Unaudited)                                                     3

            Consolidated Statements of Cash Flows Six Months
               Ended June 30, 1996 and 1995 (Unaudited)                        4

               Footnotes to Financial Statements                               5

          In the opinion of Management, all adjustments necessary for a fair presentation of the financial position and results of operations for the interim periods have been made. Such adjustments are of a normal recurring nature. All share and per share amounts have been restated to reflect the 3-for-2 stock split paid to shareholders of record May 1, 1996 on May 31, 1996. Results for the period ended June 30, 1996 are not necessarily indicative of results for any other interim period or for the entire fiscal year. Reference is made to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 for information regarding accounting principles.


     Item 2. Management's Discussion and Analysis of
          Financial Condition and Results of Operations                     6-13

PART II. OTHER INFORMATION                                                    14

         SIGNATURES                                                           15

Consolidated Statement of Condition

                                                                                            June 30,     December 31,
                                                                                         ----------------------------
                                                                                              1996            1995
(Dollars in thousands)                                                                   ------------    ------------
=====================================================================================================================
Assets:                                                                                    unaudited
  Cash and due from banks                                                              $      16,711   $      14,172
  Interest-bearing balances due from banks                                                    32,957               0
  Federal funds purchased and securities purchased under agreement to resell                       0          16,000
- ---------------------------------------------------------------------------------------------------------------------
      Total cash and cash equivalents                                                         49,668          30,172

  Investment securities held to maturity (approximate
     market value of $203,626 in 1996 and $159,702 in 1995)                                  207,595         156,030
  Investment securities available for sale                                                    64,817          53,662
- ---------------------------------------------------------------------------------------------------------------------
      Total investment securities                                                            272,412         209,692

Loans, Net                                                                                   114,820          97,570
    Less - Allowance for loan losses                                                           1,595           1,073
- ---------------------------------------------------------------------------------------------------------------------
        Net loans                                                                            113,225          96,497
  Premises and equipment, net                                                                  9,436           7,462
  Accrued interest receivable                                                                  4,536           3,643
  Other assets                                                                                 5,759             311
- ---------------------------------------------------------------------------------------------------------------------
        Total assets                                                                   $     455,036   $     347,777
=====================================================================================================================


Liabilities
  Deposits:
    Non-interest bearing                                                                      65,293       $  60,635
    Interest bearing:
      Certificates of deposit $100,000 and over                                               84,269          39,521
      Other                                                                                  265,653         195,510
- ---------------------------------------------------------------------------------------------------------------------
        Total deposits                                                                       415,215         295,666
  Federal funds purchased and securities sold under
   agreements to repurchase                                                                    9,141          22,326
  Accounts payable and accrued liabilities                                                     2,149           2,106
- ---------------------------------------------------------------------------------------------------------------------
        Total liabilities                                                                    426,505         320,098
- ---------------------------------------------------------------------------------------------------------------------


Stockholders' equity Common stock, no par value:
    Authorized 20,000,000 shares; issued 2,030,242 and 1,918,291
     shares in 1996 and 1995                                                                   4,315           4,199
  Appropriated surplus                                                                         3,510           3,510
  Retained earnings                                                                           22,706          21,368
- ---------------------------------------------------------------------------------------------------------------------
                                                                                              30,531          29,077
  Less - Treasury stock at cost (199,368 shares in 1996 and 1995
    respectively)                                                                              1,814           1,814
  Net unrealized (loss) gain on investment securities available-for-sale, net of taxes          (186)            416
- ---------------------------------------------------------------------------------------------------------------------
        Total stockholders' equity                                                            28,531          27,679
- ---------------------------------------------------------------------------------------------------------------------
        Total liabilities and stockholders' equity                                     $     455,036   $     347,777
=====================================================================================================================

Consolidated Statements of Income
         (unaudited)

=====================================================================================================================
                                                               Three Months Ended             Six Months Ended
                                                                        June 30,                    June 30,
                                                             ---------------------------    ----------------------------
(in thousands, except per share data)                           1996           1995            1996           1995
- ------------------------------------------------------       ------------   ------------    ------------   -------------

Interest income:
  Interest and fees on loans                                 $     1,979    $     1,856    $      3,953    $      3,636
  Interest and dividends on investment securities:
    Taxable interest income                                        3,845          3,080           7,493           6,123
    Nontaxable interest income                                       290            363             574             732
  Interest on Federal funds sold                                       0             54              96              68
- -------------------------------------------------------------------------   ------------    ------------   -------------
        Total interest income                                      6,114          5,353          12,116          10,559
- -------------------------------------------------------------------------   ------------    ------------   -------------
Interest expense:
  Interest on certificates of deposit $100,000 or more             1,113            645           1,981           1,168
  Interest on other deposits                                       1,397          1,564           2,898           3,023
  Interest on short-term borrowings                                  164              5             343              93
- -------------------------------------------------------------------------   ------------    ------------   -------------
        Total interest expense                                     2,674          2,214           5,222           4,284
        Net interest income                                        3,440          3,139           6,894           6,275
- -------------------------------------------------------------------------   ------------    ------------   -------------
Provision for loan losses                                              0              0               0               0
        Net interest income after provision for loan
        losses                                                     3,440          3,139           6,894           6,275
- -------------------------------------------------------------------------   ------------    ------------   -------------
Other income:
  Service charges, commissions and fees                              122            133             236             257
  Other income                                                        30             98              63             133
  Gain on securities sold                                             80             17              80              17
- -------------------------------------------------------------------------   ------------    ------------   -------------
        Total other income                                           232            248             379             407
- -------------------------------------------------------------------------   ------------    ------------   -------------
Other expense:
  Salaries and employee benefits                                   1,280          1,099           2,374           2,106
  Occupancy expense, net                                             180            171             415             340
  Premises and equipment expense                                     228            196             422             382
  Stationery and printing expense                                    168             88             235             151
  FDIC Insurance expense                                               0            163               1             325
  Other expenses                                                     398            447             800             833
- -------------------------------------------------------------------------   ------------    ------------   -------------
        Total other expense                                        2,254          2,164           4,247           4,137
- -------------------------------------------------------------------------   ------------    ------------   -------------
        Income before income tax expense                           1,418          1,223           3,026           2,545
Income tax expense                                                   416            309             788             631
- -------------------------------------------------------------------------   ------------    ------------   -------------
        Net income                                           $     1,002    $       914     $     2,238    $      1,914
=========================================================================   ============    ============   =============

Earnings per share                                           $      0.45    $      0.41     $      1.00    $       0.87
=========================================================================   ============    ============   =============

Average weighted common shares outstanding                     2,228,824      2,214,835       2,226,843       2,214,340
=========================================================================   ============    ============   =============

Consolidated Statements of Cash Flows

                                                                                   June 30,
                                                                      -------------------------------
(Dollars in thousands)                                                     1995              1995
=============================================================-        =============     =============
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                     $           2,238 $           1,914
  Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation and amortization                                             385               355
     Provision for loan losses                                                   0                 0
     (Increase) decrease in accrued interest receivable                       (893)              359
     Increase in other assets                                               (5,448)             (113)
     Increase (decrease) in other liabilities                                   43              (146)
     Amortization of premium and accretion of
      discount on investment securities, net                                   263               342
- -----------------------------------------------------------------------------------     -------------
        Net cash provided by operating activities                           (3,412)            2,711
- -----------------------------------------------------------------------------------     -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from maturities of securities available-for-sale                  6,834             5,277
  Proceeds from maturities of securities held-to-maturity                   17,241            17,321
  Proceeds from sales of securities available-for-sale                      36,086             1,029
  Purchase of securities available-for-sale                                (57,141)           (2,000)
  Purchase of securities held-to-maturity                                  (66,605)          (14,649)
  Net decrease in loans                                                    (16,728)           (5,655)
  Property and equipment expenditures, net                                  (2,359)             (564)
- -----------------------------------------------------------------------------------     -------------
     Net cash used in investing
         activities                                                        (82,672)              759
- -----------------------------------------------------------------------------------     -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in deposits                                                 119,549            22,312
  Dividends paid                                                              (900)             (886)
  Proceeds from issuance of common stock                                       116               103
  Net decrease in short term borrowings                                    (13,185)           (9,745)
- -----------------------------------------------------------------------------------     -------------
        Net cash provided by financing activities                          105,580            11,784
- -----------------------------------------------------------------------------------     -------------

        Net increase in cash and cash equivalents                           19,496            15,254
- -----------------------------------------------------------------------------------     -------------

Cash and cash equivalents at beginning of period                            30,172            18,305
- -----------------------------------------------------------------------------------     -------------
Cash and cash equivalents at end of period                       $          49,668 $          33,559
===================================================================================     =============
Supplemental disclosures of cash flow information:
  Interest paid on deposits and short-term borrowings            $           5,233 $           4,220
  Income taxes                                                   $             728 $             990

F o o t n o t e s
- -------------------------------------------------------------------------------

Footnote 1

     On June 28, 1996, the Corporation acquired Lehigh Savings Bank, ("Lehigh") a New Jersey bank in a transaction accounted for under the purchase method of accounting. At June 28, 1996, had assets, deposits and shareholders' equity of $70.9 million (primarily cash and cash equivalents of $53.0 million and loans of $15.0 million), $68.1 million, and $2.7, respectively. Lehigh also had a net loss of $1.1 million for the fiscal period ended July 1, 1995 to June 27, 1996, the period preceding The acquisition was effected as a series of mergers pursuant to which the Corporation paid a total of $5.5 million in cash and Lehigh ultimately was merged into the Corporation's Union Center National Bank subsidiary. The transaction has been accounted for as a purchase. The resulting goodwill amounted to $4.2 million and will be amortized over a 15 year period. The June 30, 1996 consolidated financial statements of the Corporation includes the assets, liabilities, and results of operations of Lehigh since the aquisition date.

            Management's Discussion & Analysis of Financial Condition
                            and Results of Operations

     Net income for the six months ended June 30, 1996 increased 16.9 percent to $2,238,000 as compared to $1,914,000 earned for the comparable six month period of 1995. On a per share basis, earnings increased 14.9 percent to $1.00 as compared to $.87 earned for the six months ended June 30. 1995. All share and per share amounts have been restated to reflect the 3-for-2 stock split declared by the Corporation payable May 31, 1996. The annualized return on average assets was 1.16 percent for the six months ended June 30, 1996 as compared with 1.10 percent for the comparable period ended June 30, 1995, while the annualized return on average stockholders' equity was 16.1 percent and 15.1 percent, respectively. The improvements in performance for the six months ended June 30, 1996 were achieved notwithstanding an increase in the cost of funds along with an increase in noninterest expense.

     Net income for the three months ended June 30, 1996 amounted to $1,002,000 as compared to $914,000 earned for the comparable period of 1995. On a per share basis, earnings increased 9.75 percent to $.45 as compared to $.41 earned for the comparable three month period in 1995. The annualized return on average assets for the three months ended June 30, 1996 was 1.02 percent as compared with 1.29 percent for the comparable period ended June 30, 1995, while the annualized return on average stockholders' equity for the three months ended June 30 was 14.6 percent and 17.1 percent, in 1996 and 1995, respectively. Earnings performance for the three months ended June 30, 1996 reflects the above-mentioned increase in the cost of funds and increase in noninterest expense.

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

Net Interest Income

=========================================================================================================================
(dollars in thousands)                     Three months ended                           Six months ended
                                                  June 30,                                   June 30,
                                     ------------------------------     Percent    ---------------------------    Percent
                                             1996            1995        Change           1996          1995       Change
Interest income:
 Investments                      $         4,135  $         3,443          20.1  $       8,067  $      6,855        17.7
 Loans, including fees                      1,979            1,856           6.6          3,953         3,636         8.7
 Federal funds sold                             0               54        -100.0             96            68        41.2
   Total interest income                    6,114            5,353          14.2         12,116        10,559        14.7
- --------------------------------------------------   --------------                 ------------   -----------
Interest expense:
 Certificates $100,000 or more              1,113              645          72.6          1,981         1,168        69.6
 Deposits                                   1,397            1,564         -10.7          2,898         3,023        -4.1
 Short-term borrowings                        164                5          96.9            343            93        72.9
   Total interest expense                   2,674            2,214          20.8          5,222         4,284        21.9
- --------------------------------------------------   --------------                 ------------   -----------
   NET INTEREST INCOME*                     3,440            3,139           9.6          6,894         6,275         9.9
- --------------------------------------------------   --------------                 ------------   -----------
Tax-equivalent adjustment                     149              187         -20.3            296           377       -21.5
Net interest income on a fully
 tax-equivalent basis             $         3,589  $         3,326           7.9  $       7,190  $      6,652         8.1
==================================================   ==============                 ============   ============

* Before the provision for loan and lease losses

     Net interest income on a fully tax-equivalent basis for the six months ended June 30, 1996 increased $538,000 or 8.1 percent as compared with the six months ended June 30, 1995. Although there was a favorable increase in earnings, the overall yield on average earning-assets of 6.90 percent declined 5 basis points, from 6.95 percent during the first six months of 1995. This resulted primarily from the increased average volume of

$43.3 million in loans and investments, offset in part by a $29.3 million increase in the volume of average interest-bearing liabilites, and by a greater increase in the average cost of these funds of 18 basis points, versus a decline in the corresponding average yield on interest-earning assets of 5 basis points.

     For the three months ended June 30, 1996 net interest income on a fully tax-equivalent basis increased $737,000 or 7.9 percent over the comparable period in 1995. This increase was again primarily driven by the increased volume of average earning-assets of $47.8 million offset in part by a $32.1 million increase in the volume of average interest-bearing liabilities and compression of margins during the period. Average interest rates on interest-bearing deposit liabilities increased by 115 basis points while the average yield on interest-earning assets increased by only 49 basis points.

     Interest income on a fully tax-equivelent basis increased by $1,476,000 or
13.5 percent for the first six months of 1996, as compared with the six months ended June 30, 1995. The key factor in this change was increased income from the investment securities portfolio (principally attributable to a $57.6 million increase in the average volume of taxable investment securities) coupled with increases in the average volume of other interest-earning assets, such as loans. This change was offset in part by a $8.3 million decline in the average volume of tax-exempt investment securities.

     For the three months ended June 30, 1996, interest income on a fully tax-equivelent basis increased by $723,000 or 13.1 percent as compared with the three months ended June 30, 1995. This change was also primarily due to an increase in investment and loan income reflecting a $62.9 million increase in the average volume of taxable investment securities and a $5.7 million increase in the average volume of loans offset in part by a $6.2 million decrease in the average volume of tax-exempt investment securties as compared with the comparable three month period ended June 30, 1995.

     Investment income generated from the Corporation's securities portfolio for both the six and three month periods ended June 30, 1996 and 1995, respectively, improved due to the increased average volume of the securities portfolio. This factor coupled with the positive impact of higher interest rates available on the new increased volume in the portfolio were sufficient to sustain an average portfolio yield, for the six months ended June 30, of 6.48 percent in 1996 compared with 6.51 percent in 1995, while for the three month periods ended June 30, yields were 6.52 percent compared with 6.54 percent in 1996 and 1995, respectively.

     For the six months ended June 30, 1996 average loan volume increased $7.1 million, while the portfolio yield increased by 3 basis points, as compared with six months ended June 30, 1995. Total average loan volume increased to $99.9 million with a net interest yield of 7.93 percent during the first six months of 1996, as compared to $92.8 million with a yield of 7.89 percent for the six-month period ended June 30, 1995. The stabilization in portfolio yield was a result of a competitive rate structure to attract new loan business in the market to increase the average volume of the portfolio. The results of the increased volume were lessened by the negative effects of sporadic and continued refinancing activity in the mortgage portfolio. For the three months ended June 30, 1996 total average loan volume increased by $5.7 million to $99.9 million with a net interest yield of 7.88 percent as compared to $94.2 million with an average yield of 7.88 percent for the three month period ended June 30, 1995.

     Interest expense increased sharply during the first six months of 1996, primarily as a result of rising funding costs as short term market rates climbed, and banks became more competitive to retain and attract new deposits, within the entire financial industry, as a result of these deposit pricing pressures and increased competition from "non-bank" competitors, such as brokerages and mutual funds. For the six months ended June 30, 1996, interest expense increased by $938,000 or 22.0 percent as compared with the six months ended June 30, 1995. The average cost of funds increased by 18 basis points, reflecting a rise in interest rates, and changes in the liability mix, (i.e., increased volumes of more costly interest-bearing liabilities). The growth in interest-bearing liabilities has been primarily in jumbo certificates of deposit and interest rate sensitive public fund deposits.

     For the three months ended June 30, 1996 interest expense increased by $460,000 or 20.8 percent as compared with the comparable three month period ended June 30, 1995. The current trend in the cost of funds, as reflected by the 15 basis point increase in the average cost of funds, reflects the pressure on core deposit rates as well as general funding costs. Concerns regarding whether the Federal Reserve would move interest rates during the second quarter coupled with inflation fears maintained short-term interest rates at a higher level. This disparity in investment rates in turn has affected the cost of funds associated with a number of the Bank's funding products, i.e. municipal deposits tied to the Federal funds index, jumbo certficates of deposit, and short-term repurchase agreements.

     For the six and three month periods ended June 30, 1996, the Corporation's net interest spread on a tax-equivelent basis (i.e. the average yield on average interest-earning assets, calculated on a tax-equivelent basis, minus the average rate paid on interest-bearing liabilities) declined to 3.35 and 3.28 percent annualized, repectively, as compared to 3.58 and 3.52 percent annualized for the six and three month periods ended June 30, 1995, respectively. The declines noted reflected a narrowing of spreads between yields earned on loans and investments and rates paid for supporting funds. There was a favorable change in the mix of interest-earning assets, primarily the increased loan volumes; however, this was offset by the change in the mix of interest-bearing liabilities to more costly funding.

     The contribution of noninterest-bearing sources (i.e. the differential between the average rate paid on all sources of funds and the average rate paid on interest-bearing sources) however; has remained relatively stable from 62 basis points during the six and three month periods of 1996, to 66 and 70 basis points respectively, during the comparable six and three month periods of 1995. This contribution has helped to absorb some of the increased deposit pricing pressure exerted on interest margins.

     Short-term borrowings can be used to satisfy daily funding needs. Balances in these accounts fluctuate significantly on a day-to-day basis. The Corporation's principal short-term funding sources are securities sold under agreement to repurchase. Average short-term borrowings during the first six months of 1996 were $12.3 million an increase from $3.1 million in average short-term borrowings during the comparable six months ended June 30, 1995. This change was due primarily to insufficient funding liquidity from deposit activity.

     For the three months ended June 30, 1996 average short-term borrowings increased by approximately $13.0 million as compared with the three month period ended June 30, 1995. The increase in volume was in part due to funding needs coupled with customer demand for overnight and short-term repurchase agreements.

     The average volume of investment securities portfolio increased by $36.1 million for the six month period ended June 30, 1996, as compared to the comparable period ended June 30, 1995. The tax-equivalent yield on investments however, declined to 6.48 percent or by 3 basis points from a yield of 6.51 percent during the six month period ended June 30, 1995. For the three month period ended June 30, 1996 the average volume of the investment portfolio increased by $42.0 million as compared with the three months ended June 30, 1995. The yield on the portfolio declined by 2 basis points for the three months ended June 30, 1996, as compared with the comparable three month period ended June 30, 1995. The marginal decline in yields on the investment portfolio, for both the three and six month comparison periods, were primarily due to a shortening of the duration of the portfolio and the associated market rates that were available for shorter term high quality purchases made to invest cashflows from investments which had matured.

     The impact of repricing activity on yields was affected by shorter investment maturities sought and the current disparity in the yield curve, resulting in narrowed spreads, due to the change in investment strategies brought about by the current uncertainty of the economy and overall direction of rates. Securities available for sale are a part of the Corporation's interest rate risk management strategy and may be sold in response to changes in interest rates, changes in prepayment risk, liquidity management and other factors.

     At June 30, 1996, the net unrealized loss carried as a component of shareholders' equity amounted to ($186,000). The change in market value is a direct result of the change in interest rates that has occured since December 31, 1995, coupled with changes in the composition of the available-for-sale portfolio and the volume changes that have also occured in the portfolio.

     At June 30, 1996, the total investment portfolio excluding overnight investments, was $272.4 million, or 65.0 percent of earning-assets, as compared to $201.2 million or 64.2 percent at June 30, 1995. The principal components of the investment portfolio are U.S. Government Treasury and Federal Agency and Agency-backed securities.

Noninterest Income

     The following table presents the principal categories of noninterest income for each of the three and six month periods ended June 30, 1996 and 1995.

==================================================================================================================
(dollars in thousands)            Three months ended                             Six months ended
                                         June 30,                                     June 30,
                                  1996           1995         % change           1996           1995      % change
                             --------------  ---------------                -----------   ------------
Other income:
  Service charges,
    commissions and fees    $          122  $            133      -8.3%    $        236 $          257        -8.2%
  Other income                          30                98     -69.4%              63            133       -52.6%
  Gain on securities sold               80                17     170.0%              80             17       170.0%
                             --------------  ---------------                -----------   ------------
        Total other income  $          232  $            248      -6.5%    $        379 $          407        -6.9%
==========================   ==============  ===============                ===========   ============

     For the first six months of 1996, total other (noninterest) income, net of gains on securities sold, reflects a decline of $28,000 or 6.9 percent compared to the six months ended June 30, 1995. The $21,000 decline in service charges, commissions and fees is a result of special marketing promotions during which time service fees were waived. To a lesser extent the remaining decline is a result of a decline in business activity associated with this component of fee income.

    For the three months ended June 30, 1996, total other (noninterest) income, net of gains on securities sold, declined $16,000 or 6.5 percent as compared to the three months ended June 30, 1995. The increase of $68,000 reflected in other income is due to a dividend paid on insurance during 1995. The decline in service charges, commissions and fees for the three month period is also as a result of waived charges for promotions and a slight decline in business activity associated with this component of fee income.

Noninterest Expense

     The following table presents the principal categories of noninterest expense for each of the three and six month periods ended June 30, 1996 and 1995.


===================================================================================================================================
(dollars in thousands)                        Three months ended                                   Six months ended
                                                   June 30,                                           June 30,
Other expense:                                 1996             1995       % change              1996           1995       % change
                                      --------------  ---------------                      -----------   ---------------
  Salaries and employee benefits   $          1,280 $          1,099         16.5%      $       2,374 $        2,106         12.7%
  Occupancy expense, net                        180              171          5.3%                415            340         22.1%
  Premise & equipment expense                   228              196         16.3%                422            382         10.5%
  Stationery and printing expense               168               88         90.9%                235            151         55.6%
  FDIC Insurance expense                          0              163       -100.0%                  1            325        -99.7%
  Other expenses                                398              447        -11.0%                800            833         -4.0%
                                      --------------  ---------------                      -----------   ------------
        Total other expense        $          2,254 $          2,164          4.2%      $       4,247 $        4,137          2.7%
====================================================  ===============                      ===========   ============

     For the six month period ended June 30, 1996 total other (noninterest) expenses increased $110,000 or 2.7 percent over the comparable six months ended June 30, 1995. For the three months ended June 30, 1996 total other noninterest expense increased $90,000 or 4.2 percent over the comparable three month period in 1995. Salaries and employee benefits accounted for the majority of the total increase for both periods. Other factors contibuting to the increase were primarily in net occupancy expense and premise and equipment expense, and increased stationery and printing costs.

     Salaries and employees benefits increased $268,000 or 12.7 percent in 1996 over the comparable six month period ended June 30, 1995. This increase is primarily attributed to increases arising required increased staffing levels, and from merit and promotional raises and higher benefit costs. Staffing levels overall amounted to 146 at June 30, 1996 as compared to 133 full time equivalent employees at June 30, 1995 respectively.

     For the three months ended June 30, 1996, salaries and employees benefits increased by $181,000 or 16.5 percent. This change is also primarily attributable to the staffing increases as discussed above.

     Occupancy and bank premise expense for the six month period ended June 30, 1996 increased by $115,000 or 15.9 percent as compared with the six months ended June 30, 1995. The increase in occupancy and bank premise expense reflects the severe weather conditions experienced in 1996 as compared to 1995, coupled with increased depreciation charges on 1996's capital expenditures.

     For the three months ended June 30, 1996, the increase of $41,000 in occupancy and premise expense is primarily related to increased depreciation and related expenses, as compared with the three months ended June 30, 1995.

     The declines in annual FDIC Insurance Assessments imposed by the Federal Deposit Insurance Corporation (FDIC) reflects revisions mandated by law reducing premiums for well capitalized banks.

     Stationery and printing costs increased by $84,000 and $30,000 for the six and three months ended June 30, 1996 as compared with the same periods in 1995. These increases reflect nonrecurring expenses incurred as a result of the Corporation's acquisition of Lehigh Savings SLA on June 28, 1996.

     The Corporation continues to focus on strict control of operating overhead. The Corporation's efficiency ratio,(other expenses less other income as a percentage of net interest income on a tax-equivalent basis) was 53.5% for the period ended June 30, 1996 as compared to 54.9% for the comparable three months ended June 30, 1995.

     Provision for Income Taxes

     The effective tax rate for the six month period ended June 30, 1996 increased to 26.0 percent as compared to 24.8 percent for the six months ended June 30, 1995. For the three months ended June 30, 1996 the effective tax rate increased to 29.3 percent compared to 25.3 percent for the comparable three months ended June 30, 1995. The effective tax rate continues to be substantially less than the statutory Federal tax rate of 34 percent. The difference between the statutory and the effective tax rates primarily reflects the tax-exempt status of interest income on obligations of states and political subdivisions. The change for both the three and six month periods ended June 30, 1996 reflects an increase in State taxes paid and decreased volumes of tax-exempt securities of states and political subdivisions.

     Risk Elements

     The purpose of the allowance for loan losses is to absorb the impact of losses inherent in the loan portfolio. Additions to the allowance are made through provisions charged against current operations and through recoveries made on loans previously charged-off. The level of the allowance is determined at an amount that the Corporation believes is adequate to cover losses in the loan portfolio. In establishing an appropriate allowance, an assessment of the individual borrower, a determination of the value of the underlying collateral, a review of historical loss experience and an analysis of the levels and trends of loan categories, delinquencies, and questionable loans are considered. Such factors as the level and trend of interest rates and current economic conditions are also reviewed. Additionally, various regulatory agencies, as an integral part of their examination process, periodically review the Corporation's allowance for such loan losses. Such agencies may require the Corporation to increase the allowance based on their judgments of information available to them at the time of their examination. Historically, the Corporation's allowance for loan losses has been more than adequate to meet the volume of charge-offs and problem credits. At June 30, 1996, the allowance for loan losses amounted to $1,595,000 or 1.39 percent of total loans. In management's view, the level of the allowance during 1996 has been more than adequate to cover any loss experience and therefore has not warranted any additions to the allowance during 1996. The increased balance of $525,000, reflected to date in 1996, represents the allowance aquired from Lehigh Savings SLA on June 28, 1996.

     Changes in the allowance for possible loans losses for the period ended June 30, 1996, and June 30, 1995, are set forth below.


     Allowance for loan losses

(in thousands)
================================================================================
                                                      Six months ending June 30,
                                                      --------------------------
                                                             1996          1995

Average loans outstanding                                  $ 99,911    $ 92,755
- -------------------------------------------------------------------    --------
Total loans at end of period                                114,820      94,458
- -------------------------------------------------------------------    --------

Analysis of the allowance for loan losses
Balance at the beginning of year                              1,073       1,073
 Charge-offs:
 Commercial                                                       0           0
 Real estate-mortgage                                             0           0
 Installment loans                                                6           6
- -------------------------------------------------------------------    --------
   Total charge-offs                                              6           6
Recoveries:
 Commercial                                                       0           0
 Real estate-mortgage                                             0           0
 Installment loans                                                3           4
- -------------------------------------------------------------------    --------
   Total recoveries                                               3           4
Net Charge-offs:                                                  3           2
- -------------------------------------------------------------------    --------
 Adjustments from aquisition of Lehigh Savings SLA              525           0
- -------------------------------------------------------------------    --------
 Additions charged to Operations                                  0           0
- -------------------------------------------------------------------    --------
 Balance at end of period                                  $  1,595    $  1,071
===================================================================    ========
Ratio of net charge-offs during the period to
 average loans outstanding during the period                    .00%        .00%
- -------------------------------------------------------------------    --------

Allowance for loan losses as a percentage of total loans       1.39%       1.39%
- -------------------------------------------------------------------    --------

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

     It is generally the Corporation's policy to discontinue interest accruals once a loan is past due as to interest or principal payments for a period of 90 days.

     At June 30, 1996, the Corporation had $475,000 in non-accrual loans resulting from the Lehigh acquisition. This amount is entirly comprised of 1-4 family residential properties, of which $302,000 were sold on July 1, 1996. Loans past due 90 days or more amounted to $50,000 and are comprised primarily of guaranteed student loans. Additionally, the Corporation did not have any other real estate owned (OREO) at June 30, 1996.

     Liquidity

     The liquidity position of the Corporation is dependent on successful management of its assets and liabilities so as to meet the needs of both deposit and credit customers. Liquidity needs arise principally to accomodate possible deposit outflows and to meet customers' requests for loans. Such needs can be satisfied by scheduled principal loan prepayments, maturing investments and short-term liquid assets. Cash flows at June 30, 1996 which provide the Bank with liquidity remain strong with approximately $141.5 million in scheduled repayments and maturities over the next 12 months, with a net surplus of $32.7 million after projected investing and balance sheet activity.

     The Corporation derives a significant proportion of its liquidity from its stable core deposit base. For the six month period ended June 30, 1996 average core deposits (comprised of total demand and savings accounts plus money market accounts under $100,000) represented 55.6 percent of total deposits. More volatile rate sensitive deposits, concentrated in certificates of deposit $100,000 and greater, comprised on average during the first six months of 1996,
20.1 percent of total deposits, as compared with 12.4 percent during the first six months of 1995. This change has been brought about due to the rise in short-term rates during the first six months of 1996.

     The increase in funding sources during the six months ended June 30, 1996 resulted primarily from the completion of the Corporation's aquisition of Lehigh Savings SLA. The aquisition added $68.1 million in deposits. Other factors relating to the overall increase of $106.1 million in funding sources related to an increase in business and public fund deposits offset by a decrease of $13.2 million in Federal funds purchased and securities sold under agreement to repurchase. Noninterest-bearing funding sources as a percentage of the funding mix declined to 15.9 percent as compared to 20.5 percent for the six month period ended June 30, 1995. Although noninterest-bearing funding sources continue to remain stable the growth in the deposit base during 1996, inclusive of the aquisition of Lehigh Savings SLA, was concentrated in savings and certificate of deposit balances. Demand deposits as a percentage of the funding mix continue to be replaced by more expensive interest-bearing core deposits.

     The consolidated statements of cash flows present the changes in cash and cash equivalents from operating, investing and financing activites. During the six months ended June 30, 1995, cash and cash equivalents (which increased overall by $19.6 million) were provided (on a net basis) by financing activities and used in operating and investing activities. The cash flow provided by the $119.5 million increase in deposits, offset by a reduction in short-term borrowings at period end, supported the net increase in both the investment and the loan portfolio. With respect to cash flow from operating activities, net income and adjustments due to amortization of premiums and accretions of discounts were offset by the increase in other assets which is primarily comprised of $4.2 million in goodwill from the aquisition of Lehigh Savings SLA. The resulting net increase in cash and cash equivalents was also due to the acquisition of Lehigh Savings SLA.

     Shareholders' Equity and Dividends

     Shareholders' Equity

     Shareholders' equity averaged $25.7 million for the six month period ended June 30, 1996, an increase of $2.5 million, or 10.8 percent, as compared to 1995. The Corporation's dividend reinvestment and optional stock purchase plan has raised $116,000 in new capital for the six months ended June 30, 1996. That plan together with internal capital generation, may enhance the Corporation's equity position during 1996. Book value per common share was $10.93 at June 30, 1996 as compared to $11.75 at June 30, 1995, as adjusted to reflect the 3-for-2 stock split paid on May 31, 1996.

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

     The Federal Reserve Board has established a minimum leverage test which requires banking institutions to maintain a 3.00 percent minimum ratio of Tier I (defined as tangible Stockholders' Equity for common stock and perpetual preferred stock) capital to total assets. The 3.00 percent minimum applies only to the most highly rated banks. All other institutions are expected to maintain an additional percentage of at least 100 to 200 basis points above the minimum.

     At June 30, 1996, Stockholders' Equity amounted to $28.5 million. Total Tier I capital as a percentage of average total assets for the six months ended June 30, 1995 was 7.07 percent, as compared with 7.46 percent for the comparable six month period in 1995. At June 30, 1996, total capital (defined as Tier I capital and Tier II capital, which includes a portion of the Allowance for Loan Losses, certain qualifying long term debt and preferred stock which does not qualify as Tier I capital) as a percentage of total assets amounted to approximately 5.35 percent.

     United States bank regulators have additionally issued guidelines establishing minimum capital standards related to the level of assets and off balance-sheet exposures adjusted for credit risk. Specifically, these guidelines categorize assets and off-balance sheet items into four risk-weightings and require banking institutions to maintain a minimum ratio of capital to risk weighted assets. At June 30, 1996, the Company's estimated Tier I to risk-adjusted assets and total risk-based capital ratios were 14.7 percent and
15.8 percent, respectively. These ratios are well above the minimum guidelines (in effect as of June 30, 1996) of 4 percent for Tier I capital and the 8 percent minimum for the aggregate of Tier I and Tier II capital to risk adjusted assets.

II.  OTHER INFORMATION

     Item 1    Legal Proceedings
                         None

     Item 2    Changes in Securities
                         None

     Item 3    Defaults Upon Senior Securities
                         None

     Item 4    Submission of Matters to Vote of Security Holders
                         None

     Item 5    Other Information
                         None

     Item 6    Exhibits and Reports on Form 8-K
                   a) Exhibits
                         None
                   b) Reports on Form 8-K
                         There were no reports on Form 8-K filed during the three months ended June 30, 1996

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  CENTER BANCORP, INC.



     Date:   August 14, 1996                      /s/ Anthony C. Weagley
             ------------------------        -----------------------------------
                                                  Anthony C. Weagley, Treasurer
                                                  (Chief Financial Officer)