Form 10-Q
period 1996-09-30
CENTER BANCORP INC
filed 1996-11-14
CIK 712771

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-Q

(Mark One)

    [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
            OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE
            QUARTERLY PERIOD ENDED September 30, 1996 OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________TO____________

            Commission file number   2-81353
                                     -------


                              CENTER BANCORP, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                  NEW JERSEY                          52-1273725
      -------------------------------             -------------------
      (State or other jurisdiciton of              (I.R.S. Employer
       incorporation or organization)             Identification No.)


                   2455 MORRIS AVENUE, UNION, NEW JERSEY 07083
              ----------------------------------------------------
              (Address of principal executives offices) (Zip Code)


                                 (908) 688-9500
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


                 ______________________________________________
                 (Former name, former address and former fiscal
                       year, if changed since last report)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes [X]     No [ ]


                    Shares outstanding on September 30, 1996
                  ---------------------------------------------
                  Common stock no par value -- 2,234,344 shares

================================================================================

                              CENTER BANCORP, INC.

                               INDEX TO FORM 10-Q
                                                                            PAGE
                                                                            ----
PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements
             Consolidated Statements of Condition
               at September 30, 1996 (Unaudited) and December 31, 1995 ....    2

             Consolidated Statements of Income
               Three and Nine Months Ended September 30, 1996 and 1995
               (Unaudited) ................................................    3

             Consolidated Statements of Cash Flows
               Nine Months Ended September 30, 1996 and 1995
               (Unaudited) ................................................    4


     In the opinion of Management, all adjustments necessary for a fair presentation of the financial position and results of operations for the interim periods have been made. Such adjustments are of a normal recurring nature. All share and per share amounts have been restated to reflect the 3-for-2 stock split paid to shareholders of record May 1, 1996 on May 31, 1996. Results for the period ended September 30, 1996 are not necessarily indicative of results for any other interim period or for the entire fiscal year. Reference is made to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 for information regarding accounting principles.

     Item 2. Management's Discussion and Analysis of
             Financial Condition and Results of Operations ................ 5-13

PART II. OTHER INFORMATION ................................................   14

     SIGNATURES ...........................................................   15

                      CONSOLIDATED STATEMENT OF CONDITION

                             (Dollars in thousands)


                                                    September 30,   December 31,
                                                         1996           1995
                                                    -------------   ------------
                                                      unaudited
ASSETS:
  Cash and due from banks ..........................   $ 15,158       $ 14,172
  Federal funds purchased and securities
    purchased under agreement to resell ............     13,300         16,000
                                                       --------       --------
        Total cash and cash equivalents ............     28,458         30,172

  Investment securities held to maturity
    (approximate market value of $216,649
    in 1996 and $159,702 in 1995) ..................    218,648        156,030
  Investment securities available for sale .........     66,884         53,662
                                                       --------       --------
        Total investment securities ................    285,532        209,692

Loans, Net .........................................    113,773         97,570
  Less -- Allowance for loan losses ................      1,293          1,073
                                                       --------       --------
        Net loans ..................................    112,480         96,497
  Premises and equipment, net ......................      9,898          7,462
  Accrued interest receivable ......................      4,898          3,643
  Other assets .....................................      5,401            311
                                                       --------       --------
        Total assets ...............................   $446,667       $347,777
                                                       ========       ========

LIABILITIES
  Deposits:
    Non-interest bearing ...........................     67,109         60,635
    Interest bearing:
      Certificates of deposit $100,000 and over ....     86,015         39,521
      Other ........................................    261,496        195,510
                                                       --------       --------
        Total deposits .............................    414,620        295,666

  Federal funds purchased and securities sold
    under agreements to repurchase .................        303         22,326
  Accounts payable and accrued liabilities .........      2,350          2,106
                                                       --------       --------
        Total liabilities ..........................    417,273        320,098
                                                       --------       --------

STOCKHOLDERS' EQUITY
  Common stock, no par value:
    Authorized 20,000,000 shares; issued 2,533,396
      and 1,918,291 shares in 1996 and 1995 ........      4,414          4,199
  Appropriated surplus .............................      3,510          3,510
  Retained earnings ................................     23,263         21,368
                                                       --------       --------
                                                         31,187         29,077

  Less -- Treasury stock at cost (299,052 shares
    in 1996 and 1995 respectively) .................      1,814          1,814
  Net unrealized gain on investment securities
    available-for-sale, net of taxes ...............         21            416
                                                       --------       --------
        Total stockholders' equity .................     29,394         27,679
                                                       --------       --------
        Total liabilities and stockholders' equity .   $446,667       $347,777
                                                       ========       ========

                                       CONSOLIDATED STATEMENTS OF INCOME

                                                   (unaudited)

                                                               Three Months Ended          Nine Months Ended
                                                                 September 30,                September 30,
                                                            ------------------------    ------------------------
                                                               1996          1995          1996          1995
                                                            ----------    ----------    ----------    ----------
                                                                    (in thousands, except per share data)

Interest income:
  Interest and fees on loans ...........................    $    2,356    $    1,937    $    6,309    $    5,573
  Interest and dividends on investment securities:
    Taxable interest income ............................         4,640         3,177        12,133         9,300
    Nontaxable interest income .........................           276           323           850         1,055
  Interest on Federal funds sold .......................             0            37            96           105
                                                            ----------    ----------    ----------    ----------
        Total interest income ..........................         7,272         5,474        19,388        16,033
                                                            ----------    ----------    ----------    ----------
Interest expense:
  Interest on certificates of deposit $100,000 or more..         1,094           712         3,075         1,880
  Interest on other deposits ...........................         2,118         1,494         5,016         4,517
  Interest on short-term borrowings ....................            26             0           369            93
                                                            ----------    ----------    ----------    ----------
        Total interest expense .........................         3,238         2,206         8,460         6,490
                                                            ----------    ----------    ----------    ----------
        Net interest income ............................         4,034         3,268        10,928         9,543
Provision for loan losses ..............................             0             0             0             0
                                                            ----------    ----------    ----------    ----------
        Net interest income after provision for loan
          losses .......................................         4,034         3,268        10,928         9,543
                                                            ----------    ----------    ----------    ----------
Other income:
  Service charges, commissions and fees ................           142           122           378           379
  Other income .........................................            35            28            98           161
  Gain on securities sold ..............................             0             0            80            17
                                                            ----------    ----------    ----------    ----------
        Total other income .............................           177           150           556           557
                                                            ----------    ----------    ----------    ----------
Other expense:
  Salaries and employee benefits .......................         1,340           992         3,714         3,098
  Occupancy expense, net ...............................           252           180           667           520
  Premises and equipment expense .......................           325           211           747           593
  Stationery and printing expense ......................           136            57           371           208
  Other expenses .......................................           799           351         1,600         1,509
                                                            ----------    ----------    ----------    ----------
        Total other expense ............................         2,852         1,791         7,099         5,928
                                                            ----------    ----------    ----------    ----------
        Income before income tax expense ...............         1,359         1,627         4,385         4,172
Income tax expense .....................................           358           486         1,146         1,117
                                                            ----------    ----------    ----------    ----------
        Net income .....................................    $    1,001    $    1,141    $    3,239    $    3,055
                                                            ==========    ==========    ==========    ==========
Earnings per share:
        Net income .....................................    $     0.45    $     0.51    $     1.45    $     1.39
                                                            ==========    ==========    ==========    ==========
Average weighted common shares outstanding .............     2,232,952     2,216,256     2,229,341     2,214,866
                                                            ==========    ==========    ==========    ==========

--------------
* All share and per share amounts have been restated to reflect the 3-for-2 stock split paid in May of 1996.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (Dollars in thousands)


                                                               September 30,
                                                           --------------------
                                                             1996        1995
                                                           --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income ............................................  $  3,239    $  1,914
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization .....................       740         355
      Provision for loan losses .........................         0           0
      (Increase) decrease in accrued interest
        receivable ......................................    (1,255)        359
      Increase in other assets ..........................    (5,172)       (113)
      Increase (decrease) in other liabilities ..........       244        (146)
      Amortization of premium and accretion of
        discount on investment securities, net ..........       364         342
                                                           --------    --------
          Net cash provided by (used in)
            operating activities ........................    (1,840)      2,711
                                                           --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from maturities of securities
    available-for-sale ..................................    15,797       5,277
  Proceeds from maturities of securities
    held-to-maturity ....................................    20,743      17,321
  Proceeds from sales of securities available-for-sale ..    36,086       1,029
  Purchase of securities available-for-sale .............   (65,624)     (2,000)
  Purchase of securities held-to-maturity ...............   (83,601)    (14,649)
  Net decrease in loans .................................   (15,983)     (5,655)
  Property and equipment expenditures, net ..............    (3,094)       (564)
                                                           --------    --------
          Net cash provided by (used in)
            investing activities ........................   (95,676)        759
                                                           --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in deposits ..............................   118,954      22,312
  Dividends paid ........................................    (1,344)       (886)
  Proceeds from issuance of common stock ................       215         103
  Net decrease in short term borrowings .................   (22,023)     (9,745)
                                                           --------    --------
          Net cash provided by financing activities .....    95,802      11,784
                                                           --------    --------
          Net increase(decrease) in cash and
            cash equivalents ............................    (1,714)     15,254
                                                           --------    --------

Cash and cash equivalents at beginning of period ........    30,172      18,305
                                                           --------    --------
Cash and cash equivalents at end of period ..............  $ 28,458    $ 33,559
                                                           ========    ========
Supplemental disclosures of cash flow information:
  Interest paid on deposits and short-term borrowings ...  $  5,233    $  4,220
  Income taxes ..........................................  $  1,193    $    990
Cash paid for the acquisition of Lehigh Savings .........  $  5,550    $      0

            MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

OVERVIEW

     On June 28, 1996, the Corporation consummated the acquisition of Lehigh Savings Bank, a state-chartered savings bank, which, as of June 28, 1996, had consolidated assets, deposits, and stockholders' equity of $70.9 million, $68.1 million, and $2.7 million, respectively. Lehigh also had a net loss of $1.1 million for the fiscal period ended July 1, 1995 to June 27, 1996, the period preceding The acquisition was effected as a series of mergers pursuant to which the Corporation paid a total of $5.5 million in cash and Lehigh ultimately was merged into the Corporation's Union Center National Bank subsidiary. This acquisition was accounted for as a purchase. Accordingly, Lehigh's results of operations and average balances are not reflected herein for periods prior to the effective date of the acquisition. The resulting goodwill amounted to $4.2 million and will be amortized over a 15 year period.

     Net income for the nine months ended September 30, 1996 increased 6.0 percent to $3,239,000 as compared to $3,055,000 earned for the comparable nine month period of 1995. On a per share basis, earnings increased 5.07 percent to $1.45 as compared to $1.38 earned for the nine months ended September 30, 1995. All share and per share amounts have been restated to reflect the 3-for-2 stock split declared by the Corporation payable May 31, 1996. The annualized return on average assets was 1.06 percent for the nine months ended September 30, 1996 as compared with 1.18 percent for the comparable period ended September 30, 1995, while the annualized return on average stockholders' equity was 15.2 percent and
15.6 percent, respectively. The improvements in performance for the nine months ended September 30, 1996 was primarily due to the increased volume of net-earning assets, offset by the increase in operating overhead.

     Net income for the three months ended September 30, 1996 amounted to $1,001,000 as compared to $1,141,000 earned for the comparable period of 1995. On a per share basis, earnings declined 12.2 percent to $.45 as compared to $.51 earned for the comparable three month period in 1995. The annualized return on average assets for the three months ended September 30, 1996 was .88 percent as compared with 1.29 percent for the comparable period ended September 30, 1995, while the annualized return on average stockholders' equity for the three months ended September 30 was 13.6 percent and 17.1 percent, in 1996 and 1995, respectively. Earnings performance for the three months ended September 30, 1996 reflected narrowed margins coupled with an increase in operating overhead associated with the Corporation's acquisition of Lehigh Savings Bank.

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

                                        NET INTEREST INCOME

                                       (Dollars in thousands)

                                     Three months ended                Nine months ended
                                       September 30,                     September 30,
                                     -----------------    Percent     -------------------    Percent
                                      1996       1995      Change      1996        1995       Change
                                     ------     ------     ------     -------     -------     ------
Interest income:
 Investments ......................  $4,916     $3,500       40.5     $12,983     $10,355      25.4
 Loans, including fees ............   2,356      1,937       21.6       6,309       5,573      13.2
 Federal funds sold ...............       0         37     -100.0          96         105      -8.6
   Total interest income ..........   7,272      5,474       32.8      19,388      16,033      20.9
                                     ------     ------                -------     -------
Interest expense:
 Certificates $100,000 or more ....   1,094        712       53.7       3,075       1,880      63.6
 Deposits .........................   2,118      1,494       41.8       5,016       4,517      11.0
 Short-term borrowings ............      26          0       96.9         369          93      72.9
   Total interest expense .........   3,238      2,206       46.8       8,460       6,490      30.4
                                     ------     ------                -------     -------
   Net Interest Income ............   4,034      3,268       23.4      10,928       9,543      14.5
                                     ------     ------                -------     -------
Tax-equivalent adjustment .........     142        166      -14.5         437         543     -19.5
Net interest income on a fully
 tax-equivalent basis .............  $4,176     $3,434       21.6     $11,365     $10,086      12.7
                                     ======     ======                =======     =======

     Net interest income on a fully tax-equivalent basis for the nine months ended September 30, 1996 increased $1,279,000 or 12.7 percent as compared with the nine months ended September 30, 1995. The overall yield on average earning-assets increased by 6 basis points, to 6.96 percent during the nine month period ended September 30, 1996. This resulted primarily from an increased average volume of loans and investments. This was offset by an increase of 23 basis points, to 3.53 percent, in the average cost of interest-bearing liabilities, reflecting both increased volume of such liabilities and higher rates.

     For the three months ended September 30, 1996 net interest income on a fully tax-equivalent basis increased $742,000 or 21.6 percent over the comparable period in 1995. This increase was again primarily driven by the increased volume of average earning-assets of $47.8 million offset in part by a $32.1 million increase in the volume of average interest bearing liabilities and compression of margins during the period. Average interest rates on interest-bearing deposit liabilities increased by 98 basis points while the average yield on interest-earning assets increased by only 13 basis points.

     Interest income on a fully tax-equivalent basis increased by $3,249,000 or
19.6 percent for the first nine months of 1996, as compared with the nine months ended September 30, 1995. The key factor in this change was increased income from the investment securities portfolio (principally attributable to a $62.8 million increase in the average volume of taxable investment securities) coupled with increases in the average volume of other interest-earning assets, such as loans. This change was offset in part by a $5.9 million decline in the average volume of tax-exempt investment securities.

     For the three months ended September 30, 1996, interest income on a fully tax-equivelent basis increased by $1,774,000 or 31.4 percent as compared with the three months ended September 30, 1995. This change was also primarily due to an increase in investment and loan income reflecting a $62.9 million increase in the average volume of taxable investment securities and a $5.7 million increase in the average volume of loans offset in part by a $6.2 million decrease in the average volume of tax-exempt investment securties as compared with the comparable three month period ended September 30, 1995.

     Investment income generated from the Corporation's securities portfolio for both the nine and three month periods ended September 30, 1996 and 1995, respectively, improved due to the increased average volume of the securities portfolio, and to a lesser extent, by the positive impact of higher yields available on the new increased volume in the portfolio. These factors were sufficient to sustain an average portfolio yield, for the nine months ended September 30, of 6.60 percent in 1996 compared with 6.48 percent in 1995, while for the three month periods ended September 30, yields were 6.80 percent compared with 6.43 percent in 1996 and 1995, respectively.

     For the nine months ended September 30, 1996 average loan volume increased $10.7 million, while the portfolio yield increased by 11 basis points, as compared with the nine months ended September 30, 1995. Total average loan volume increased to $105.1 million with a net interest yield of 7.99 percent during the first nine months of 1996, as compared to $94.4 million with a yield of 7.88 percent for the nine-month period ended September 30, 1995. The stabilization in portfolio yield was primarily a result of a competitive rate structure designed to attract new loan business in the market to increase the average volume of the portfolio. The results of the increased volume were lessened by the negative effects of sporadic and continued refinancing activity in the mortgage portfolio. For the three months ended September 30, 1996 total average loan volume increased by $17.7 million to $115.3 million, with a net interest yield of 8.13 percent as compared to $97.6 million with an average yield of 7.87 percent for the three month period ended September 30, 1995.

     Interest expense increased during the first nine months of 1996, both as a result of increased deposit volumes and continued pressure on the cost of funds in the short-term market. Short-term market rates continued to climb or hold steady at disproportionate levels to other sectors of the yield curve. Banks as a result became more competitive to retain and attract new deposits, within the entire financial industry, as a result of these deposit pricing pressures and increased competition from "non-bank" competitors, such as brokerages and mutual funds. For the nine months ended September 30, 1996, interest expense increased by $1,970,000 or 30.4 percent as compared with the nine months ended September 30, 1995. The average cost of funds increased by 23 basis points, reflecting the rise in interest rates and changes in the liability mix, (i.e., increased volumes of more costly interest-bearing liabilities). The growth in interest-bearing liabilities has been primarily in jumbo certificates of deposit and interest rate sensitive public fund deposits.

     For the three months ended September 30, 1996 interest expense increased by $1,032,000 or 46.8 percent as compared with the comparable three month period ended September 30, 1995. The primary factor reflected in the third quarter was the $48.9 average increase in interest-bearing liabilities. This deposit growth was due to the acquisition of Lehigh Savings. The Corporation's average cost of fundsincreased by 32 basis points, reflecting pressure on core deposit rates as well as general funding costs.

     Economic uncertainty coupled with continued inflation fears maintained short-term interest rates at a higher level. This disparity in investment rates in turn has affected the cost of funds associated with a number of the Bank's funding products, including municipal deposits tied to the Federal funds index, jumbo certficates of deposit, and short-term repurchase agreements.

     For the nine and three month periods ended September 30, 1996, the Corporation's net interest spread on a tax- equivalent basis (i.e. the average yield on average interest-earning assets, calculated on a tax-equivelent basis, minus the average rate paid on interest-bearing liabilities) declined to 3.36 and 3.39 percent annualized, repectively, as compared to 3.57 and 3.58 percent annualized for the nine and three month periods ended September 30, 1995, respectively. The declines noted reflected a narrowing of spreads between yields earned on loans and investments and rates paid for supporting funds. There was a favorable change in the mix of supporting interest-earning assets, primarily the increased loan volumes; however, this was offset by the change in the mix of interest-bearing liabilities to more costly funding.

     The contribution of noninterest-bearing sources (i.e. the differential between the average rate paid on all sources of funds and the average rate paid on interest-bearing sources) however; has declined slightly to approximately 60 basis points during the nine and three month periods of 1996, from 66 basis points respectively, during the comparable nine and three month periods of 1995. This change has contributed to increased deposit pricing pressure exerted on interest margins.

     Short-term borrowings can be used to satisfy daily funding needs. Balances in these accounts fluctuate significantly on a day-to-day basis. The Corporation's principal short-term funding sources are securities sold under agreement to repurchase. Average short-term borrowings during the first nine months of 1996 were $8.6 million, an increase from $2.2 million in average short-term borrowings during the comparable nine months ended September 30, 1995. This change was due primarily to insufficient funding liquidity from deposit activity.

     For the three months ended September 30, 1996 average short-term borrowings increased by approximately $1.0 million as compared with the three month period ended September 30, 1995. The increase in volume was in part due to funding needs coupled with customer demand for overnight and short-term repurchase agreements.

     The average volume of the investment securities portfolio increased by $56.8 million for the nine month period ended September 30, 1996, as compared to the comparable period ended September 30, 1995. The tax-equivalent yield on investments increased to 6.60 percent or by 12 basis points from a yield of 6.48 percent during the nine month period ended September 30, 1995. For the three month period ended September 30, 1996 the average volume of the investment portfolio increased by $69.2 million as compared with the three months ended September 30, 1995. The yield on the portfolio increased by 37 basis points for the three months ended September 30, 1996, as compared with the comparable three month period ended September 30, 1995. The increase in yields on the investment portfolio, for both the three and nine month comparison periods, were primarily due to a change in the portfolio mix, shortening of the duration of the portolio and the associated market rates that were available for shorter-term high quality purchases made with coupon cashflows and investments which had matured. Volume related factors were driven in the third quarter by the acquisition of Lehigh Savings.

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

     At September 30, 1996, the net unrealized loss carried as a component of shareholders' equity amounted to $21,000. The change in market value is a direct result of the change in interest rates that has occured since December 31, 1995, coupled with changes in the composition of the available-for-sale portfolio and the volume changes that have also occured in the portfolio.

     At September 30, 1996, the total investment portfolio excluding overnight investments, was $285.5 million, or 66.8 percent of earning-assets, as compared to $201.2 million or 66.8 percent at September 30, 1995. The principal components of the investment portfolio are U.S. Government Treasury and Federal Agency and Agency-backed bonds.

NONINTEREST INCOME

     The following table presents the principal categories of noninterest income for each of the three and nine month periods ended September 30, 1996 and 1995.


                                           Three months ended              Nine months ended
                                              September 30,                  September 30,
                                             --------------                 --------------
                                             1996      1995    % change     1996      1995     % change
                                             ----      ----    --------     ----      ----     --------
                                                             (dollars in thousands)
Other income:
  Service charges, commissions and fees ..   $142      $122      16.4%      $378      $379       -0.3%
  Other income ...........................     35        28      25.0%        98       161      -39.1%
  Gain on securities sold ................      0         0       0.0%        80        17      170.0%
                                             ----      ----                 ----      ----
        Total other income ...............   $177      $150      18.0%      $556      $557       -0.2%
                                             ====      ====                 ====      ====

     For the first nine months of 1996, total other (noninterest) income, net of gains on securities sold, reflects a decline of $64,000 or 11.8 percent compared to the nine months ended September 30, 1995. The $63,000 decline in other income was a direct result of a nonrecurring dividend payment from Prudential Insurance for approximately $70,000 in 1995.

    For the three months ended September 30, 1996, total other (noninterest) income, net of gains on securities sold, increased $27,000 or 18.0 percent as compared to the three months ended September 30, 1995. The increase in service charges, commissions and fees for the three month period is due to the increased customer base and resulting business activity associated with this component of fee income.

NONINTEREST EXPENSE

     The following table presents the principal categories of noninterest expense for each of the three and nine month periods ended September 30, 1996 and 1995.

                                        Three months ended                Nine months ended
                                           September 30,                    September 30,
                                         -----------------                -----------------
                                          1996       1995     % change     1996       1995     % change
                                         ------     ------    --------    ------     ------    --------
                                                            (dollars in thousands)
Other expense:
  Salaries and employee benefits ......  $1,340     $  992      35.1%     $3,714     $3,098      19.9%
  Occupancy expense, net ..............     252        180      40.0%        667        520      28.3%
  Premise & equipment expense .........     325        211      54.0%        747        593      26.0%
  Stationery and printing expense .....     136         57     138.6%        371        208      78.4%
  Other expenses ......................     799        351     127.6%      1,600      1,509       6.0%
                                         ------     ------                ------     ------
        Total other expense ...........  $2,852     $1,791      59.2%     $7,099     $5,928      19.8%
                                         ======     ======                ======     ======


     For the nine month period ended September 30, 1996 total other (noninterest) expenses increased $1,171,000 or 19.8 percent over the comparable nine months ended September 30, 1995. For the three months ended September 30, 1996 total other noninterest expense increased $1,061,000 or 59.2 percent over the comparable three month period in 1995. Salaries and employee benefits accounted for the majority of the total increase for both periods. Other factors contibuting to the increase were primarily in net occupancy expense and premise and equipment expense, increased stationery and printing costs and other operating expense. Salaries and employees benefits increased $616,000 or 19.9 percent in 1996 over the comparable nine month period ended September 30, 1995. This increase is primarily attributed to increases related to increased staffing levels, and from merit and promotional raises and higher benefit costs. Staffing levels increased 31.6 percent to 175 at September 30, 1996 as compared to 133 full-time equivalent employees at September 30, 1995.

     For the three months ended September 30, 1996, salaries and employees benefits increased by $348,000 or 35.1. percent. This change is also primarily attributable to staffing increases as discussed above.

     Occupancy and bank premise expense for the nine month period ended September 30, 1996 increased by $301,000 or 27.0 percent as compared with the nine months ended September 30, 1995. The increase in occupancy and bank premise expense reflects the severe weather conditions experienced in the first quarter of 1996 as compared to 1995, coupled with increased depreciation changes resulting from the expanded branch network, the Lehigh acquisition, and capital expenditures. Maintenance costs on both facilities and equipment have also increased in connection with the branch expansion.

     For the three months ended September 30, 1996, the increase of $186,000 in occupancy and premise expense is primarily related to the increased costs of expanded branch facilities, depreciation and related expenses, as compared with the three months ended September 30, 1995.

     The Omnibus spending bill (H.R. 3610) President Clinton signed on September 30, 1996 included provisions for a special assessment to recapitalize the Savings Association Insurance Fund (SAIF), to provide funding to meet the Financing Corporation (FICO) bond obligations, and to merge the Bank Insurance Fund (BIF) with the SAIF fund on January 1, 1999. As a result of the Corporation's acquisition of Lehigh Savings the Corporation is obligated to pay a one-time assessment on Lehigh's deposits. The special assessment calculation for the Corporation was estimated based on those deposits Lehigh Savings reported at March 31, 1995, at an assessment rate of 65.7 cents per $100.00 of deposits. The total assessment amounted to $469,606 and will be paid to the Federal Deposit Insurance Corporation on November 27, 1996. Their was no material affect to the Corporation's finanacial statements, in as much as such funds were fully reserved at the time of acqusition.

      Future Federal Deposit Insurance expense will be affected by the FICO bond payments and continued expense on Lehigh Saving's acquired deposits. The FICO obligation is to be shared by both SAIF and BIF insured institutions. For the years 1997-1999, BIF-assessable deposits will be assessed at a rate of 1/5 of the rate imposed on SAIF-assessable deposits. This assessment is estimated to be
1.3 cents per $100.00 for BIF-insured deposits. The estimated assessment for SAIF-insured deposits is 6.5 cents per $100.00 of deposits. The SAIF-assessable deposits of "Oakar" banks are reduced by 20 percent for the purpose of the special assessment where the Bank's BIF deposits exceed 50 percent of the total insured deposits. In addition, the SAIF-assessable deposits of Oakar banks are reduced by 20 percent for the purposes of ongoing regular premium assessments. The deposits acquired from Lehigh Savings SLA are classified as Oakar deposits for premium assessments and represent less than 50 percent of the Corporation's total insured deposits.

     Stationery and printing costs increased by $163,000 and $79,000 for the nine and three months ended September 30, 1996 as compared with the same periods in 1995. These increases reflect nonrecurring expenses incurred as a result of the Corporation's acquisition of Lehigh Savings.

    Other operating expense for both the nine and three months ended September 30, 1996 reflect the increased costs associated with the expansion of the Corporation in 1996, including the acqusition of Lehigh Savings. The substantial increase reflected for the third quarter is as a result of the acquisition of Lehigh Savings and the timing of associated costs.

The Lehigh Savings acquisition impacted the Corporation's efficiency ratio (other expenses less other income as a percentage of net interest income on a tax-equivalent basis). That ratio was 66.3% for the three month period ended September 30, 1996 as compared to 50.0% for the comparable three months ended September 30, 1995.

     PROVISION FOR INCOME TAXES

     The effective tax rate for the nine month period ended September 30, 1996 decreased to 26.1 percent as compared to 26.8 percent for the nine months ended September 30, 1995. For the three months ended September 30, 1996 the effective tax rate decreased to 26.3 percent compared to 29.9 percent for the comparable three months ended September 30, 1995. The effective tax rate continues to be substantially less than the statutory Federal tax rate of 34 percent. The difference between the statutory and the effective tax rates primarily reflects the tax-exempt status of interest income on obligations of states and political subdivisions. The change for both the three and nine month periods ended September 30, 1996 reflects State taxes paid and a change in the TEFRA adjustment of tax-exempt securities of states and political subdivisions. This change in TEFRA relates to the proportion of interest expense associated with the cost of funds incurred to carry these securities that is only 80 percent tax deductible.

RISK ELEMENTS

     The purpose of the allowance for loan losses is to absorb the impact of losses inherent in the loan portfolio. Additions to the allowance are made through provisions charged against current operations and through recoveries made on loans previously charged-off. The level of the allowance is determined at an amount that the Corporation believes is adequate to cover losses in the loan portfolio. In establishing an appropriate allowance, an assessment of the individual borrower, a determination of the value of the underlying collateral, a review of historical loss experience and an analysis of the levels and trends of loan categories, delinquencies, and questionable loans are considered. Such factors as the level and trend of interest rates and current economic conditions are also reviewed. Additionally, various regulatory agencies, as an integral part of their examination process, periodically review the Corporation's allowance for such loan losses. Such agencies may require the Corporation to increase the allowance based on their judgments of information available to them at the time of their examination. Historically, the Corporation's allowance for loan losses has been more than adequate to meet the volume of charge-offs and problem credits. At September 30, 1996, the allowance for loan losses amounted to $1,293,000 or 1.14 percent of total loans. In management's view, the level of the allowance during 1996 has been more than adequate to cover any loss experience and therefore has not warranted any additions to the allowance during 1996.

     Changes in the allowance for possible loans losses for the period ended September 30, 1996, and September 30, 1995, are set forth below.


                           ALLOWANCE FOR LOAN LOSSES

                                 (in thousands)

                                                             Nine months ending
                                                                September 30,
                                                            --------------------
                                                              1996        1995
                                                            --------    --------
Average loans outstanding ................................  $105,074    $ 92,755
                                                            --------    --------
Total loans at end of period .............................   113,773      98,769
                                                            --------    --------
Analysis of the allowance for loan losses

Balance at the beginning of year .........................     1,073       1,073
 Charge-offs:
   Commercial ............................................         0           0
   Real estate-mortgage ..................................       302           0
   Installment loans .....................................         6          10
                                                            --------    --------
     Total charge-offs ...................................       308          10

Recoveries:
  Commercial .............................................         0           0
  Real estate-mortgage ...................................         0           0
  Installment loans ......................................         3           4
                                                            --------    --------
     Total recoveries ....................................         3           4
Net Charge-offs: .........................................       305           6
                                                            --------    --------
  Adjustments from acquisition of Lehigh Savings SLA .....       525           0
                                                            --------    --------
  Additions charged to Operations ........................         0           0
                                                            --------    --------
  Balance at end of period ...............................  $  1,293    $  1,067
                                                            ========    ========
Ratio of net charge-offs during the period to
  average loans outstanding during the period ............      .29%        .56%
                                                            --------    --------
Allowance for loan losses as a percentage of total loans .     1.14%       1.08%
                                                            --------    --------

     The charge-off of $302,000 in Real-estate-mortgage loans was a result of the acquisition of Lehigh Savings. The charge-of amount represented the fair market value of these loans.

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

     At September 30, 1996, the Corporation had $316,000 in non-accrual loans. This amount is entirely comprised of 1-4 family residential properties. Loans past due 90 days or more amounted to $34,000 and are comprised primarily of guaranteed student loans. The Corporation's delinquency ratio, exluding past due loans 30-89 days, was .31 percent at September 30, 1996. Additionally, the Corporation did not have any other real estate owned (OREO) at September 30, 1996.

     LIQUIDITY

     The liquidity position of the Corporation is dependent on successful management of its assets and liabilities so as to meet the needs of both deposit and credit customers. Liquidity needs arise principally to accomodate possible deposit outflows and to meet customers' requests for loans. Such needs can be satisfied by scheduled principal loan prepayments, maturing investments and short-term liquid assets. Cash flows at September 30, 1996 which provide the Bank with liquidity remain strong with approximately $103.1 million in scheduled repayments and maturities over the next 12 months, with a net surplus of $19.5 million after projected investing and balance sheet activity.

     The Corporation derives a significant proportion of its liquidity from its stable core deposit base. For the nine month period ended September 30, 1996, average core deposits (comprised of total demand and savings accounts plus money market accounts under $100,000) represented 53.6 percent of total deposits. More volatile rate sensitive deposits, concentrated in certificates of deposit $100,000 and greater, comprised on average during the first nine months of 1996,
20.7 percent of total deposits, as compared with 12.4 percent during the comparable nine month period months of 1995. This change has resulted primarily from the rise in short-term rates during the first nine months of 1996.

     The increase in funding sources during the nine months ended September 30, 1996 resulted primarily from the completion of the Corporation's acquisition of Lehigh Savings SLA. The aquisition added $68.1 million in deposits. Other factors relating to the overall increase of $96.9 million in funding sources related to an increase in business and public fund deposits offset by a decrease of $20.0 million in Federal funds purchased and securities sold under agreement to repurchase. Noninterest-bearing funding sources as a percentage of the funding mix declined to 16.2 percent as compared to 19.8 percent for the nine month period ended September 30, 1995. Although noninterest-bearing funding sources continue to remain stable, the growth in the deposit base during 1996, including the aquisition of Lehigh Savings, was concentrated in savings and certificate of deposit balances.

     The consolidated statements of cash flows present the changes in cash and cash equivalents from operating, investing and financing activites. During the nine months ended September 30, 1996, cash and cash equivalents (which decreased overall by $1.7 million) were provided (on a net basis) by financing activities and used in operating and investing activities. The cash flow provided by the $118.9 million increase in deposits, offset by a reduction in short-term borrowings at period end, supported the net increase in both the investment and the loan portfolio. With respect to cash flow from operating activities, net income and adjustments due to amortization of premiums and accretions of discounts were offset by the increase in other assets which is primarily comprised of $3.8 million in goodwill from the acquisition of Lehigh Savings. The resulting net increase in cash and cash equivalents was also due to the acquisition of Lehigh Savings.

SHAREHOLDERS' EQUITY AND CAPITAL

     SHAREHOLDERS' EQUITY

     Shareholders' equity averaged $28.4 million for the nine month period ended September 30, 1996, an increase of $2.4 million, or 9.2 percent, as compared to 1995. The Corporation's dividend reinvestment and optional stock purchase plan has raised $215,000 in new capital for the nine months ended September 30, 1996. Book value per common share was $11.45 at September 30, 1996 as compared to $10.75 at September 30, 1995, as adjusted to reflect the 3-for-2 stock split paid on May 31, 1996.

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

     At September 30, 1996, Stockholders' Equity amounted to $29.4 million. Total Tier I capital as a percentage of average total assets for the nine months ended September 30, 1996 was 6.59 percent, as compared with 7.48 percent for the comparable nine month period in 1995. The reduction primarily reflects the Corporation's acquisition of Lehigh Savings for cash. At September 30, 1996, total capital (defined as Tier I capital and Tier II capital, which includes a portion of the Allowance for Loan Losses, certain qualifying long term debt and preferred stock which does not qualify as Tier I capital) as a percentage of total assets amounted to approximately 5.69 percent.

     United States bank regulators have additionally issued guidelines establishing minimum capital standards related to the level of assets and off balance-sheet exposures adjusted for credit risk. Specifically, these guidelines categorize assets and off-balance sheet items into four risk-weightings and require banking institutions to maintain a minimum ratio of capital to risk weighted assets. At September 30, 1996, the Company's estimated Tier I to risk-adjusted assets and total risk-based capital ratios were 16.4 percent and
17.3 percent, respectively. These ratios are well above the minimum guidelines(in effect as of September 30, 1996) of 4 percent for Tier I capital to risk-adjusted assets and 8 percent for the aggregate of Tier I and Tier II capital to risk adjusted assets.

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

     Item 3   Defaults Upon Senior Securities
                   None

     Item 4   Submission of Matters to Vote of Security Holders
                   None

     Item 5   Other Information
                   None

     Item 6   Exhibits and Reports on Form 8-K
              a) Exhibits
                   None

              b) Reports on Form 8-K

                   A current report on Form 8-K discloses the Lehigh Savings
              SLA acquisition was filed on July 12, 1996 and amended on September 11, 1996 to include certain financial information relating to that acquisition.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                            CENTER BANCORP, INC.



Date: November 13, 1996                     /s/ ANTHONY C. WEAGLEY
                                            ------------------------------------
                                                Anthony C. Weagley, Treasurer
                                                (Chief Financial Officer)