Form 10-K
period 1996-12-31
CENTER BANCORP INC
filed 1997-03-31
CIK 712771

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                   ----------

                                    FORM 10-K

(Mark One)

X Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1996.

__ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. for the transition period from ______ to _______.

                         Commission File Number 2-81353


                              CENTER BANCORP, INC.
             ------------------------------------------------------
             (exact name of registrant as specified in its charter)


          New Jersey                                             52-1273725
          ----------                                            ------------
(State or other jurisdiction of                                 IRS Employer
incorporation or organization)                               identification No.)


                    2455 Morris Avenue, Union, NJ 07083-0007
          ------------------------------------------------------------
          (Address of Principal Executive Offices, Including Zip Code)


                                 (908) 688-9500
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


                              Securities registered
                   pursuant to Section 12(b) of the Act: NONE

           Securities registered pursuant to Section 12(g) of the Act:
                           COMMON STOCK, NO PAR VALUE
                                (Title of class)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ or No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation 5K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to the Form 10-K. _X_

Aggregate Market value of voting stock held by non-affiliates based on the average of Bid and Asked prices on February 28, 1997 was approximately $51.0 million

Shares outstanding on February 28, 1997
---------------------------------------
Common stock no par value - 2,240,160 shares

                                                     Parts of Form 10-K in which
Documents Incorporated by reference                    document is incorporated
-----------------------------------                  ---------------------------

Definitive proxy statement dated March 16, 1997,
in connection with the 1997 Annual Stockholders
Meeting filed with the Commission pursuant to
Regulation 14A ............................................  Part III

Annual Report to Stockholders for the fiscal year
ended December 31, 1996 ...................................  Part I and Part II
================================================================================

                               INDEX TO FORM 10-K

PART I.

     ITEM 1  BUSINESS                                                          1

     ITEM 2  PROPERTIES                                                       11

     ITEM 3  LEGAL PROCEEDINGS                                                11

     ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS              11

     ITEM 4A EXECUTIVE OFFICERS OF THE REGISTRANT                             12

PART II

     ITEM 5  MARKET FOR THE REGISTRANTS COMMON EQUITY AND
             RELATED STOCKHOLDER MATTERS                                      12

     ITEM 6  SELECTED FINANCIAL DATA                                          12

     ITEM 7  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS                              12

     ITEM 8  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                      12

     ITEM 9  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
             ACCOUNTING AND FINANCIAL DISCLOSURE                              12

PART III

     ITEM 10 DIRECTORS OF THE REGISTRANT                                      12

     ITEM 11 EXECUTIVE COMPENSATION                                           13

     ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
             AND MANAGEMENT                                                   13

     ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                   13

PART IV

     ITEM 14 EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
             REPORTS ON FORM 8-K                                              13

SIGNATURES                                                                    15

                               CENTER BANCORP INC

                                   FORM 10 K

                                     PART I

ITEM I--BUSINESS
--------------------------------------------------------------------------------

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

     On June 28, 1996, the Corporation completed its acquisition of Lehigh Savings Bank SLA ("Lehigh"), a New Jersey chartered savings & loan association, in a transaction accounted for under the purchase method of accounting. At June 28, 1996, Lehigh Savings Bank SLA had assets of $70.9 million (primarily cash and cash equivalents of $53.0 million and loans of $15.0 million), deposits of $68.2 million and stockholders' equity of $2.7 million. Lehigh had a net loss of $1.1 million for the fiscal period of July 1, 1995 to June 27, 1996. The acquisition was effected as a series of mergers pursuant to which the Corporation paid a total of approximately $5.5 million in cash and Lehigh ultimately was merged into the Bank . The resulting goodwill amounted to $3.8 million and will be amortized over a 15 year period. The December 31, 1996 financial data set forth in this annual report and the December 31, 1996 consolidated financial statements of the Corporation include the assets, liabilities, and results of operations of Lehigh since the acquisition date.

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

     The Bank offers a broad range of consumer banking services, including checking accounts, savings accounts, NOW accounts, money market accounts, certificates of deposit, IRA accounts, Automated Teller Machines ("ATM") accessibility using Money Access[TM] service, secured and unsecured loans, mortgage loans, home equity lines of credit, safe deposit boxes, Christmas club accounts, vacation club accounts, collection services, money orders and traveler's checks.

     The Bank offers various money market services. It deals in U.S. Treasury and U.S. Governmental agency securities, certificates of deposits, commercial paper and repurchase agreements.

     Competitive pressures affect the Corporation's manner of conducting business. Competition stems not only from other commercial banks but also from other financial institutions such as savings banks, savings and loan associations, mortgage companies, leasing companies and various other financial service and advisory

     31 March 97                                                          Page 1
                         Center Bancorp, Inc. Form 10-K
     companies. Many of the financial institutions operating in the Corporation's primary market are substantially larger and offer a wider variety of products and services than the Corporation.

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

     Under regulations adopted under these provisions, for an institution to be well capitalized it must have a total risk-based capital ratio of at least 10 percent, a Tier I risk-based capital ratio of at least 6 percent and a Tier I leverage ratio of at least 5 percent and not be subject to any specific capital order or directive. For an institution to be adequately capitalized, it must have a total risk-based capital ratio of at least 8 percent, a Tier I risk-based capital ratio of at least 4 percent and a Tier I leverage ratio of at least 4 percent (or in some cases 3 percent). Under the regulations, an institution will be deemed to be undercapitalized if the bank has a total risk-based capital ratio that is less than 8 percent , a Tier I risk-based capital ratio that is less than 4 percent or a Tier I leverage ratio of less than 4 percent (or in some cases 3 percent). An institution will be deemed to be significantly undercapitalized if the bank has a total risk-based capital ratio that is less than 6 percent, a Tier I risk-based capital ratio that is less than 3 percent, or a Tier I leverage


     31 March 97                                                          Page 2
                         Center Bancorp, Inc. Form 10-K
     ratio of less than 3 percent and will be deemed to be critically undercapitalized if it has a ratio of tangible equity to total assets that is equal to or less than 2 percent. FDICIA generally prohibits a depository institution from making a capital distribution (including payment of dividends) or paying management fees to any entity that controls the institution if it thereafter would be undercapitalized. If an institution becomes undercapitalized, it will be generally restricted from borrowing from the Federal Reserve, increasing its average total assets, making any acquisitions, establishing any branches or engaging in any new line of business. An undercapitalized institution must submit an acceptable capital restoration plan to the appropriate federal banking agency, which plan must, in the opinion of such agency, be based on realistic assumptions and be "likely to succeed" in restoring the institution's capital. In connection with the approval of such a plan, the holding company of the institution must guarantee that the institution will comply with the plan, subject to a limitation of liability equal to a proportion of the institution's assets. If an undercapitalized institution fails to submit an acceptable plan or fails to implement such a plan, it will be treated as if it is significantly undercapitalized.

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

     FDICIA also contains a variety of other provisions that could affect the operations of the Corporation, including reporting requirements, regulatory standards for real estate lending, "truth in savings" provisions, the requirement that depository institutions give 90 days notice to customers and regulatory authorities before closing any branch, limitations on credit exposure between banks, restrictions on loans to a bank's insiders and guidelines governing regulatory examinations.


     31 March 97                                                          Page 3
                         Center Bancorp, Inc. Form 10-K

     BIF PREMIUMS

     The Corporation is a member of the Bank Insurance Fund ("BIF") of the FDIC. The FDIC also maintains another insurance fund, the Savings Association Insurance Fund ("SAIF"), which primarily cover savings and loan association deposits but also covers deposits that are acquired by a BIF-insured institution from a savings and loan association. The Corporation has approximately $412.4 million of deposits at December 31, 1996, with respect to which the Corporation pays insurance premiums.

     The Omnibus Spending Bill (H.R. 3610) that President Clinton signed on September 30, 1996 included provisions for a special assessment to recapitalize the SAIF, provisions to provide funding to meet the Financing Corporation (FICO) bond obligations, and to merge BIF with SAIF fund on January 1, 1999. As a result of the acquisition of Lehigh, the Corporation was obligated to pay a one-time assessment on Lehigh's deposits. The total assessment amounted to $469,606 and was paid to the Federal Deposit Insurance Corporation on November 27, 1996.

     Effective January 1, 1997, Federal legislation separates FICO assessment to service the interest on its bond obligations from the SAIF assessment. The amount assessed on individual institutions by the FICO will be in addition to the amount paid for deposit insurance according to the FDIC's risk-related assessment rate schedules. However, between October 1, 1996, and January 1, 1997, any amount required by the FICO was deducted from the amounts the FDIC was authorized to assess SAIF-member savings associations, and could not be assessed against certain institutions. FICO assessment rates for the first semiannual period of 1997 were set at 1.30 basis points annually for BIF-assessable deposits and 6.48 basis points annually for SAIF-assessable deposits. (These rates may be adjusted quarterly to reflect changes in assessment bases for the BIF and the SAIF by law; the FICO rate on BIF-assessable deposits must be one-fifth the rate on SAIF-assessable deposits until the insurance funds are merged or until January 1, 2000, whichever occurs first.)

     Future Federal Deposit Insurance expense will be affected by the FICO bond payment and continued expense on Lehigh's acquired deposits. The FICO obligation is to be shared by both SAIF and BIF insured institutions. For the years 1997-1999, BIF-assessable deposits will be assessed at a rate of 1/5 of the rate imposed on SAIF-assessable deposits. This assessment is estimated to be 1.3 cents per $100.00 for BIF-insured deposits. The estimated assessments should be completely phased out by the year 2019.

     The SAIF-assessable deposits of "Oakar" banks are reduced by 20 percent for the purpose of the special assessment where the Bank's BIF deposits exceed 50 percent of the total insured deposits. In addition, the SAIF-assessable deposits of Oakar banks are reduced by 20 percent for the purposes of ongoing regular premium assessments. The deposits acquired from Lehigh are classified as "Oakar deposits" for premium assessments.

     PROPOSED LEGISLATION

     From time to time proposals are made in the U.S. Congress and before various bank regulatory authorities which would alter the policies of and place restrictions on different types of banking operations. It is impossible to predict the impact if any, of potential legislative trends on the business of the Corporation and the Bank.

C)   DIVIDEND RESTRICTIONS

     Most of the revenue of the Corporation available for payment of dividends on its capital stock will result from amounts paid to the Parent Company by the Bank. There are a number of statutory and regulatory restrictions applicable to the payment of dividends by national banks and bank holding companies. First, the Bank must obtain the approval of the Comptroller of the Currency (the "Comptroller") if the total dividends declared by the Bank in any year will exceed the total of the Bank's net profits (as defined and interpreted by regulation) for that year and retained profits (as defined) for the preceding two years, less


     31 March 97                                                          Page 4
                         Center Bancorp, Inc. Form 10-K
     any required transfers to surplus. Second, the Bank cannot pay dividends except to the extent that net profits then on hand exceed statutory bad debts. Third, the authority of federal regulators to monitor the levels of capital maintained by the Corporation and the Bank (see Item 7 of this Annual Report on Form 10-K and the discussion of FDICIA above), as well as the authority of such regulators to prohibit unsafe or unsound practices, could limit the amount of dividends which the Parent Company and the Bank may pay. Regulatory pressures to reclassify and charge off loans to establish additional loan loss reserves also can have the effect of reducing current operating earnings and thus impacting an institution's ability to pay dividends. Regulatory authorities have indicated that bank holding companies which are experiencing high levels of non-performing loans and loan charge-offs should review their dividend policies. Reference is also made to Note 13 of the Notes to the Company's Consolidated Financial Statements.

D)   STATISTICAL INFORMATION

     (Reference is also made to Item 7 of this Annual Report on Form 10-K)

     Information regarding interest sensitivity is incorporated by reference to pages 25-27 of the 1996 Annual Report.

     The gap results noted on pages 26 and 27 of the 1996 Annual Report take into consideration repricing and maturities of assets and liabilities, but fail to consider the interest sensitivities of those asset and liability accounts. Management has prepared for its use an income simulation model to forecast future net interest income, in light of the current gap position. Management has also prepared for its use alternative scenarios to measure levels of next interest income associated with various changes in interest rates. Results have reflected that an interest rate increase of 200 basis points and a decline of 50 basis resulted in an impact on future net interest income which is consistent with target levels contained in the Corporation's Asset/Liability Policy. Management cannot provide any assurances about the actual effect of changes in interest rates on the Corporations net income.

     I. INVESTMENT PORTFOLIO

        a) For information regarding the carrying value of the investment portfolio, see page 40 of the 1996 Annual Report to Shareholders (the "1996 Annual Report") which is incorporated herein by reference.

        b) The following table illustrates the maturity distribution and weighted average yield on a tax-equivalent basis for investment securities at December 31, 1996, on a contractual maturity basis.


     31 March 97                                                          Page 5
                         Center Bancorp, Inc. Form 10-K

                                          Obligations
                                          of US               Obligations       Federal Reserve
                                          Treasury &          of States         and Federal
                                          Government          & Political       Home Loan
(Dollars in Thousands)                    Agencies            Subdivisions      Bank Stock        Total
============================================================================================================
Due in 1 year or less
     Book Value                           $      82,770       $      10,929     $        284     $   93,983
     Market Value                                82,618              10,987              285         93,890
     Weigh Average Yield                          6.874%              5.278%           6.608%         6.688%
Due after one year through five years
     Book Value                           $      96,099       $      19,161     $      6,576     $  121,836
     Market Value                                96,614              19,352            6,679        122,645
     Weigh Average Yield                          6.566%              5.424%           6.985%         6.409%
Due after five years through ten years
     Book Value                           $      28,562       $       9,263     $      3,509     $   41,334
     Market Value                                28,529               9,295            3,507         41,331
     Weigh Average Yield                          6.906%              5.392%           6.687%         6.548%
Due after ten years
     Book Value                           $      20,905       $           0     $        801     $   21,706
     Market Value                                20,914                   0              801         21,715
     Weigh Average Yield                          6.443%              0.000%           6.816%         6.456%
No Maturity
     Book Value                           $           0       $           0     $        746     $      746
     Market Value                                     0                   0              746            746
     Weigh Average Yield                          0.000%              0.000%           6.330%         6.330%
------------------------------------------------------------------------------------------------------------
Total
     Book Value                           $     228,336       $      39,353     $     11,916     $  279,605
     Market Value                               228,675              39,634           12,018        280,327
     Weigh Average Yield                          6.709%              5.376%           6.836%         6.527%
============================================================================================================


        c) For information regarding securities of a single issuer exceeding 10 percent of stockholders' equity and for other information regarding the Corporation's investment securities portfolio, see Page 18 of the 1996 Annual Report.

     II. LOAN PORTFOLIO

     The following table presents information regarding the components of the Corporation's loan portfolio on the dates indicated.

                                                      Years Ended December 31,
                             ------------------------------------------------------------------
(Dollars in thousands)              1996           1995          1994         1993         1992
================================================================================================
 Commercial                  $    25,950    $    21,302   $    18,674   $   18,692   $   20,873
 Real estate-mortgage             78,347         69,954        64,666       40,005       34,078
 Installment Loan                 14,231          7,012         6,250        7,378        4,729
------------------------------------------------------------------------------------------------
  Total                          118,528         98,268        89,590       66,075       59,680
 Less:
 Unearned discount                   698            698           785          330          163
 Allowance for loan losses         1,293          1,073         1,073          943          821
================================================================================================
 Net total                   $   116,537    $    96,497   $    87,732   $   64,802   $   58,696
================================================================================================

     The reduction in outstanding loans from December 31, 1991 to December 31, 1993 primarily reflects lessened demand for loans and the then current economic conditions. In 1994, demand for the Bank's real estate mortgage products improved substantially, and new products in conjunction with a new marketing program coupled with positive market trends supported the growth in 1995 and 1996. The Lehigh acquisition also accounted for a portion of 1996 loan growth approximating $15.2 million.

     The maturities of commercial loans at December 31, 1996 are listed below. All such loans which are due after one year have fixed interest rates ( in thousands).


     31 March 97                                                          Page 6
                         Center Bancorp, Inc. Form 10-K

                                      1 Year          1 - 5
      (Dollars in thousands)         or less          Years          Total
     ========================================================================
      Commercial                  $     19,969    $      5,981    $   25,950
     ------------------------------------------------------------------------

     Lending is one of Center Bancorp's primary business activities. The Corporation's loan portfolio consists of both retail and commercial loans, serving the diverse customer base in its market area. In 1996, average total loans comprised 28.02 percent of average interest-earning assets. The Corporation has experienced a compound growth rate in average loans since 1994 of 44.2 percent. Average loans amounted to $107.9 million in 1996, $95.2 million in 1995 and $72.8 million 1994. The composition of Center Bancorp's loan portfolio continues to change due to the local economy. Factors such as the economic climate, interest rates, real estate values and employment all contribute to these changes. Loan growth has been generated through marketing and business development efforts.

     Average commercial loans rose $3.4 million or 44.2 percent in 1996 as compared with 1995. The Corporation seeks to create growth in commercial lending by offering new products, lowering pricing and capitalizing on the positive trends in its market area. Specialized products are offered to meet the financial requirements of the Corporation's clients. It is the objective of the Corporation's credit procedures to diversify the commercial loan portfolio to limit concentrations in any single industry.

     The Corporation's commercial loan portfolio includes, in addition to real estate development, loans to the manufacturing, services, automobile, professional and retail trade sectors, and to specialized borrowers, including high technology businesses. A large proportion of the Corporation's commercial loans have interest rates which reprice with changes in short-term market interest rates or mature in one year or less.

     Average mortgage loans, which amounted to $71.6 million in 1996, increased $1.7 million or 2.43 percent as compared with average mortgage loans of $69.9 million in 1995 (reflecting an 8.18 percent increase over 1994). The Corporation's long-term mortgage portfolio includes both residential and commercial financing. Growth during the past two years largely reflected brisk activity in mortgage financing. Although a portion of the Corporation's commercial mortgages adjust to changes in the prime rate, most of these loans and residential mortgage loans have fixed interest rates.

     Residential loans increased steadily since 1994, but began to slow considerably in the beginning of 1995 as economic interest rates began to rise in 1995. During 1996 growth increased as rates stabilized.

     Construction loans and other temporary mortgage financing increased on average by $1.0 million to $14.6 million in 1996. Such loans grew an average by $ 1.2 million from 1994 to 1995. The growth in construction and other temporary mortgage lending has been generated by increased residential and commercial development throughout New Jersey. Interest rates on such mortgages are generally tied to key short-term market interest rates. Funds are typically advanced to the builder or developer during various stages of construction and upon completion of the project it is contemplated that the loans will be repaid by cash flows derived from the ongoing project.

     Loans to individuals include personal loans, student loans, home equity loans, home improvement loans and secondary mortgages, as well as financing for automobiles and other vehicles. Such loans averaged $14.2 million in 1996, as compared with $7.0 million in 1995 and 6.2 million in 1994. The growth in loans to individuals, during 1996, was buoyed by increases in automobile loans, while fixed rate home equity loans comprised the majority of the growth in 1996. Home equity loans, which the Corporation began actively promoting in 1994 and 1995 , as well as traditional secondary mortgage loans, have become popular with consumers due to their tax advantages over other forms of consumer borrowing vehicles. Home equity loans and secondary mortgages averaged $15.3 million in 1996. At the end of 1996, automobile loans amounted to 60.8 percent of total loans to individuals excluding home equity and secondary mortgage financing. Interest rates on floating rate home equity loans are generally tied to the prime rate while most other loans to individuals, including fixed rate home equity loans, are medium-term (ranging between one-to-five years) and carry fixed interest rates.


     31 March 97                                                          Page 7
                         Center Bancorp, Inc. Form 10-K

     At December 31, 1996, the Corporation has total unused lending commitments outstanding of $23.9 million, of which approximately 66.8 percent and 9.2 percent were for commercial loans and construction loans, respectively.

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

     Real Estate lending policies must include changes implemented by FDICIA, more specifically the requirement to monitor and report the aggregate of any loans with loan-to-value ratios in excess of the supervisory limits set forth in the Interagency Guidelines for Real Estate Lending Policies. The Corporation has established its own internal loan-to-value limits for real estate loans. In general, except as described below, these internal limits are not permitted to exceed the following supervisory limits:

         LOAN CATEGORY                                       LOAN-TO-VALUE LIMIT
         -------------                                       -------------------
      Raw Land                                                      65%
      Land Development                                              75%
      Construction:
        Commercial, Multifamily*,
        and other Nonresidential                                    80%
        1 to 4 Family Residential                                   85%
      Improved Property                                             85%
      Owner-occupied 1 to 4 family and home equity                   **

     *    Multifamily construction includes condominiums and cooperatives.

     ** A loan-to-value limit has not been established for permanent mortgage or home equity loans on owner-occupied, 1 to 4 family residential property. However, for any such loan with a loan-to-value ratio that equals or exceeds 90 percent at origination, an institution is expected to require appropriate credit enhancement in the form of either mortgage insurance or readily marketable collateral.

     It may be appropriate in individual cases to originate loans with loan-to-value ratios in excess of the supervisory loan-to-value limits, based on the support provided by other credit factors. The President or Board of Directors must approve such exceptions. These loans must be identified by the Bank as exceptions to the supervisory limits and their aggregate amount must be reported at least quarterly to the


     31 March 97                                                          Page 8
                         Center Bancorp, Inc. Form 10-K

     Board of Directors. Non-conforming loans should not exceed 100% of capital, with a 30% sublimit for non 1 to 4 family residential loans.

     Collateral margin guidelines are based on cost, market, or other appraised value to maintain a reasonable amount of collateral protection in relation to the inherent risk in the loan. This does not mitigate the fundamental analysis of cash flow from the conversion of assets in the normal course of business or from operations to repay the loan. It is merely designed to provide a cushion to minimize the risk of loss if the ultimate collection of the loan becomes dependent on the liquidation of security pledged.

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

     A consolidated classified loan report is prepared on a monthly basis and is examined by both the senior management of the Bank and the Corporation's Board of Directors. The review of classified loan reports is designed to enable management to take such action as is considered necessary to remedy problems on a timely basis.

     Regularly scheduled audits performed by the Corporation's internal and external credit review staff further the integrity of the credit monitoring process. Any noted deficiencies are expected to be corrected within a reasonable period of time.

     RISK ELEMENTS. Risk elements include non-performing loans, loans past due ninety days or more as to interest or principal payments but not placed on a non-accrual status, potential problem loans, other real estate owned, net, and other non-performing, interest-earning assets.

     NON-PERFORMING AND PAST DUE LOANS Non-performing loans include non accrual loans and troubled debt restructurings. Non-accrual loans represent loans on which interest accruals have been suspended. It is the Corporation's general policy to consider the charge-off of loans when they become contractually past due ninety days or more as to interest or principal payments or when other internal or external factors indicate that collection of principal or interest is doubtful. Troubled debt restructurings represent loans on which a concession was granted to a borrower, such as a reduction in interest rate which is lower than the current market rate for new debt with similar risks.

     Loans accounted for on a non-accrual basis at December 31, 1996, 1995, 1994, 1993, and 1992 are as follows.

      (Dollars in thousands)        1996    1995     1994      1993     1992
     =======================================================================

     Mortgage Real Estate        $   298  $    0   $    0   $     0   $    0
     Commercial                        0       0        0         0        0
     Installment                       0       0        0         0        0
     =======================================================================
     Net loans                   $   298  $    0   $    0   $     0   $    0
     =======================================================================


     31 March 97                                                          Page 9
                         Center Bancorp, Inc. Form 10-K

     Accruing loans which are contractually past due 90 days or more as to principal or interest payments are as follows:

                                                  December 31,
                             ---------------------------------------------------
      (Dollars in thousands)    1996        1995       1994       1993      1992
     ===========================================================================
     Commercial              $    11    $      0   $      0  $       0  $      0
     Installment                 110          48          0          5        23
     ===========================================================================
     Net loans               $   121    $     48   $      0  $       5  $     23
     ===========================================================================

     There were no loans which are "troubled debt restructurings" as of the last day of each of the last five years.

     In general, it is the policy of management to consider the charge-off of loans at the point that they become past due in excess of 90 days, with the exception of loans that are secured by cash or marketable securities or mortgage loans which are in the process of foreclosure.

     There were no other known "potential problem loans" (as defined by SEC regulations) as of December 31, 1996 that have not been identified and classified. Such loans, consisting of other assets especially mentioned and substandard loans, amounted to $994,000 and $942,000, respectively, at December 31, 1996. At December 31, 1995 these loans amounted to $994,000 and $942,000 respectively.

     The Corporation has no foreign loans.

     As of December 31, 1996, $8.2 million of the commercial loan portfolio, or
     31.6 percent of $25.9, represents outstanding working capital loans to various real estate developers. All but $2.8 million of these loans are secured by mortgages on land and on buildings under construction.

     III. ALLOWANCE FOR LOAN LOSSES

     Implicit in the lending function is the fact that loan losses will be experienced and that the risk of loss will vary with the type of loan being made, the creditworthiness of the borrower and prevailing economic conditions. The allowance for loan losses is at the maximum amount allowable for Federal income tax purposes and has been allocated below according to the estimated amount deemed to be reasonably necessary to provide for the possibility of losses being incurred within the following categories of loans at December 31, for each of the past five years. The following table shows, for three types of loans, the amounts of the allowance allocable to such loans and the percentage of such loans to total loans. The percentage of loans to total loans is based upon the classification of loans shown in Table II-A (Types of Loans) on page 6 of this report.

                                COMMERCIAL          REAL ESTATE MORTGAGE          INSTALLMENT         UNALLOCATED
                            ---------------------   ---------------------      ---------------------- -----------
                            Amount     Loans to      Amount      Loans to      Amount      Loans to      Amount
                                      Total Loans               Total Loans               Total Loans
(Dollars in thousands)                     %                         %                         %
===================================================================================================================
        1996                 $415        21.9         $220        66.1           $62       12.0           $596
        1995                 $467        21.7         $187        71.2           $22        7.1           $397
        1994                 $399        20.2         $185        72.8           $55        7.0           $434
        1993                 $408        23.4         $140        69.4           $87        7.2           $308
        1993                 $358        27.8         $174        65.1           $77        7.1           $212

     IV. DEPOSITS

     Information regarding average amounts/rates of deposits is incorporated by reference to page 31 of the 1996 Annual Report. Information regarding the amount of time certificates of deposits of $100,000 or more is presented on page 28 of the 1996 annual report.


     31 March 97                                                         Page 10
                         Center Bancorp, Inc. Form 10-K

     V. RETURN ON EQUITY AND ASSETS

     Information regarding the return on average assets, return on average equity and dividend payout ratio is incorporated by reference to pages 10 and 11 of the 1996 Annual Report. Return on average assets was 1.00 percent, 1.15 percent and 1.27 percent for the years ended December 31, 1996, 1995 and 1994, respectively. The dividend payout ratio was 43.0 percent, 44.0 percent and 41.0 percent for the years ended December 31, 1996, 1995, and 1994, respectively.

     VI. SHORT-TERM BORROWINGS

     Information regarding the amount outstanding of short-term borrowings is incorporated by reference to page 28 of the 1996 Annual Report.

ITEM 2--PROPERTIES
--------------------------------------------------------------------------------

     The Bank's operations are located at six sites in Union Township, one in Springfield Township, one in Berkeley Heights, and one in Vauxhall, Union County, New Jersey. The Bank also has one site in Madison, Morris County, New Jersey. The principal office is located at 2455 Morris Avenue, Union, Union County, New Jersey. The principal office is a two story building constructed in 1993.

     All but four of the thirteen locations are owned by the Bank. The lease of the Five Points Branch located at 356 Chestnut Street, Union, New Jersey expires November 30, 1997 and is subject to renewal at the Bank's option. The Career Center Branch located in Union High School expires December 31, 2002 and is also subject to renewal at the Bank's option and the lease of the Madison office located at 300 Main Street, Madison, New Jersey expires June 6, 2005 and is subject to renewal at the Bank's option. The lease of the Millburn Mall Branch located at 2933 Vauxhall Road, Vauxhall, New Jersey expires January 31, 1997 and is subject to renewal at the Bank's option. (See the back inside cover of the 1996 Annual Report for a complete listing of all branches and locations. The Drive In/walk Up located at 2022 Stowe Street, Union, New Jersey is adjacent to a part of the Main Office facility.) The Bank has two off-site ATM's, one at Union Hospital, 100 Galloping Hill Road, Union, New Jersey and one at Union County College, 1033 Springfield Avenue, Cranford, New Jersey.

ITEM 3--LEGAL PROCEEDINGS
--------------------------------------------------------------------------------

     Not applicable.

ITEM 4--SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
--------------------------------------------------------------------------------

     The Corporation had no matter submitted to a vote of security holders during the fourth quarter of 1996.

ITEM 4--AEXECUTIVE OFFICERS
--------------------------------------------------------------------------------

     The following table sets forth the name and age of each executive officer of the Parent Company, the period during which each such person has served as an officer of the Parent Company or the Bank and each such person's business experience (including all positions with the Parent Company and the Bank) for the past five years:


     31 March 97                                                         Page 11
                         Center Bancorp, Inc. Form 10-K


Name and Age              Officer Since                Business Experience
=================================================================================================
John J.  Davis            1982 the Parent Company:     President & Chief Executive Officer
Age - 54                  1977 the Bank                of the Parent Company and the Bank

Donald Bennetti           1996 the Parent Company:     Vice President of the Parent Company
Age - 53                  1993 the Bank                Vice President of the Bank

Anthony C.  Weagley       1996 the Parent Company:     Vice President & Treasurer of the Parent
Age - 35                  1985 the Bank                Company Senior Vice President & Cashier
                                                       (1996-Present),Vice President & Cashier
                                                       (1991 - 1996) and Assistant Vice President
                                                       prior years of the Bank

                                     PART II

ITEM 5--MARKET INFORMATION FOR THE REGISTRANT'S STOCK AND RELATED
STOCKHOLDER MATTERS
--------------------------------------------------------------------------------

     The information required by Item 5 of Form 10-K appears on page 30 of the 1996 Annual Report and is incorporated herein by reference. As of December 31, 1996, there were 629 holders of record of the Parent Company's Common Stock.

ITEM 6--SELECTED FINANCIAL DATA
--------------------------------------------------------------------------------

     The information required by Item 6 of Form 10-K appears on pages 10 - 11 of the 1996 Annual Report and is incorporated herein by reference.

ITEM 7--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

     The information required by Item 7 of Form 10-K appears on pages 12-31 of the 1996 Annual Report and is incorporated herein by reference.

ITEM 8--FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
--------------------------------------------------------------------------------

     The information required by Item 8 of Form 10-K appears on pages 32-52 of the 1996 Annual Report and is incorporated herein by reference.

ITEM 9--CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURES
--------------------------------------------------------------------------------

     None

                                    PART III

ITEM 10--DIRECTORS OF THE REGISTRANT
--------------------------------------------------------------------------------

     The Corporation responds to this item by incorporating herein by reference the material responsive to such item in the Corporation's definitive proxy statement for its 1997 Annual Meeting of Stockholders.


     31 March 97                                                         Page 12
                         Center Bancorp, Inc. Form 10-K

ITEM 11--EXECUTIVE COMPENSATION
--------------------------------------------------------------------------------

     The Corporation responds to this item by incorporating herein by reference the material responsive to such item in the Corporation's definitive proxy statement for its 1997 Annual Meeting of Stockholders.

ITEM 12--SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
--------------------------------------------------------------------------------

     The Corporation responds to this item by incorporating herein by reference the material responsive to such item in the Corporation's definitive proxy statement for its 1997 Annual Meeting of Stockholders.

ITEM 13--CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------------------------------

     The Corporation responds to this item by incorporating herein by reference the material responsive to such item in the Corporation's definitive proxy statement for its 1997 Annual Meeting of Stockholders.

                                    PART IV

ITEM 14--EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
REPORTS ON FORM 8 -K
--------------------------------------------------------------------------------

     A1. Financial Statements

                                                                                    Page in Annual Report
                                                                                    ---------------------
     Consolidated Statements of Condition -December 31, 1996, and 1995                         32
     --------------------------------------------------------------------------------------------
     Consolidated Statements of Income for the years ended December 31, 1996,                  33
     1995 and 1994
     --------------------------------------------------------------------------------------------
     Consolidated Statements of Changes in Stockholders' Equity for the years                  34
     ended December 31, 1996, 1995 and 1994
     --------------------------------------------------------------------------------------------
     Consolidated Statements of Cash Flows for the years ended December 31, 1996,              35
     1995 and 1994
     --------------------------------------------------------------------------------------------
     Notes to Consolidated Financial Statements                                             36-52
     --------------------------------------------------------------------------------------------
     Report of Independent Auditors                                                            53
     --------------------------------------------------------------------------------------------

     A2. Financial Statement Schedules

     All Schedules have been omitted as inapplicable, or not required, or because the required information is included in the Consolidated Financial Statements or the notes thereto.

     A3. Exhibits

     3.1 Certificate of Incorporation of the Registrant is incorporated by reference to Exhibit 3.1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992

     3.2 Bylaws of the Registrant is incorporated by reference to Exhibit 3.2 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992


     31 March 97                                                         Page 13
                         Center Bancorp, Inc. Form 10-K

     10.1 Employment agreement between the Registrant and Don Bennetti.

     10.2 Employment agreement between the Registrant and John J. Davis is incorporated by reference to exhibit 10.2 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995

     10.3 The Registrant's Employee Stock Option Plan is incorporated by reference to exhibit 10.3 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993

     10.4 The Registrant's Outside Director Stock Option Plan is incorporated by reference to exhibit 10.3 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993

     10.5 Supplemental Executive Retirement Plans ("SERPS") are incorporated by reference to exhibit 10.5 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994

     10.6 Executive Split Dollar Life Insurance Plan is incorporated by reference to exhibit 10.5 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994

     10.7 Employment agreement between the Registrant and Anthony Weagley, dated as of January 1, 1996 is incorporated by reference to exhibit 10.7 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995

     10.8 Agreement and Plan of Merger, by and between the Registrant and Lehigh Savings Bank, SLA., dated as of February 14, 1996, as amended is incorporated by reference to exhibit 2 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995

     10.9 Inducement Agreement, dated February 14, 1996 by and between the Registrant and the trustee under a trust agreement applicable to the majority shareholder of Lehigh Savings Bank, SLA is incorporated by reference to exhibit 10.2 of the Registrant's for 10Q for the period ended March 31, 1996.

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

     23.1 Consent of KPMG Peat Marwick LLP

     27.1 Financial Data Schedule

B.   Reports on Form 8-K

     There were no reports on Form 8-K filed by the Registrant during the fourth quarter of 1996.


     31 March 97                                                         Page 14
                         Center Bancorp, Inc. Form 10-K

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Center Bancorp, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       CENTER BANCORP, INC.

                                       /s/ JOHN J. DAVIS
                                       --------------------------------------
                                       John J. Davis
                                       President and Chief Executive Officer

Dated  March 31, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, in the capacities described below and on the date indicated above:

/s/ CHARLES P. WOODWARD                    /s/ HUGO BARTH, III
----------------------------------         -----------------------------------
Charles P. Woodward,                       Hugo Barth, III
Director and Chairman of the Board         Director


/s/ ROBERT L. BISCHOFF                     /s/ ALEXANDER BOL
----------------------------------         -----------------------------------
Robert L. Bischoff                         Alexander Bol
Director                                   Director


/s/ BRENDA CURTIS                          /s/ DONALD G. KEIN
----------------------------------         -----------------------------------
Brenda Curtis                              Donald G. Kein
Director                                   Director


/s/ JOHN J. DAVIS                          /s/ HERBERT SCHILLER
----------------------------------         -----------------------------------
John J. Davis                              Herbert Schiller
President and Chief Executive officer      Director


/s/ PAUL LOMAKIN, JR.                      /s/ STAN R. SOMMER
----------------------------------         -----------------------------------
Paul Lomakin, Jr.                          Stan R. Sommer
Director                                   Director


/s/ WILLIAM THOMPSON                       /s/ ANTHONY C. WEAGLEY
----------------------------------         -----------------------------------
William Thompson                           Anthony C. Weagley
Director                                   Vice President & Treasurer (Chief
                                           Accounting and Financial Officer)


     31 March 97                                                         Page 15
                         Center Bancorp, Inc. Form 10-K

EXHIBIT INDEX

Exhibit No.              Description
-----------              -----------

   13.1 Registrant's Annual Report to Shareholders for the year ended December 31, 1995 (parts not incorporated by reference are furnished for information purposes only and are not to be deemed to be filed herewith.)

   23.1     Consent of KPMG Peat Marwick LLP


   27.1     Financial Data Schedule