Form 10-Q
period 1997-03-31
CENTER BANCORP INC
filed 1997-05-15
CIK 712771

================================================================================

                        SECURITIES & EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 --------------

                                    FORM 10-Q

                                 --------------

            (MARK ONE)

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES  EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
      ENDED MARCH 31, 1997 OR

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
      FROM __________TO___________

      COMMISSION FILE NUMBER 2-81353
                             -------


                               CENTER BANCORP, INC.
       -----------------------------------------------------------------------
               (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                NEW JERSEY                                 52-1273725
      ---------------------------------               -------------------
      (STATE OR OTHER JURISDICTION OF                  (I.R.S. EMPLOYER
      INCORPORATION OR ORGANIZATION)                  IDENTIFICATION NO.)


                   2455 MORRIS AVENUE, UNION, NEW JERSEY 07083
      ------------------------------------------------------------------------
              (ADDRESS OF PRINCIPAL EXECUTIVES OFFICES) (ZIP CODE)


                               (908) 688-9500
      ------------------------------------------------------------------------
           (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)


      ------------------------------------------------------------------------
           (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR,
                      IF CHANGED SINCE LAST REPORT)


            INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.


                  YES [X]          NO [ ]


      SHARES OUTSTANDING ON MARCH 31, 1997
      ------------------------------------
      COMMON STOCK NO PAR VALUE -- 2,352,840 SHARES

                           CENTER BANCORP, INC.

                            INDEX TO FORM 10-Q


PART I.  FINANCIAL INFORMATION                                        PAGE

      ITEM I.  Financial Statements
            Consolidated Statements of  Condition
            at March 31, 1997 and December 31, 1996 (Unaudited) .....  3

            Consolidated Statements of Income for the
            Three Months Ended March 31, 1997 and 1996
            (Unaudited) .............................................  4

            Consolidated Statements of Cash Flows for the
            Three Months Ended March 31, 1997 and 1996
            (Unaudited) .............................................  5

            Notes to the Consolidated Financial Statements ..........  6


      In the opinion of Management, all adjustments necessary for a fair presentation of the financial position and results of operations for the interim periods have been made. Such adjustments are of a normal recurring nature. All share and per share amounts have been restated to reflect a 3 for 2 split to shareholders of record May 1, 1996, payable on May 31, 1996. Also reflected is the 5% stock dividend to shareholders of record May 18, 1997, payable on May 31, 1997. Results for the period ended March 31, 1997 are not necessarily indicative of results for any other interim period or for the entire fiscal year. Reference is made to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 for information regarding accounting principles.


      ITEM 2.  Management's Discussion and Analysis of
               Financial Condition and Results of Operations ....  7-17

PART II.  OTHER INFORMATION .....................................    18

      SIGNATURES ................................................    19


23-April-97              Center Bancorp, Inc. Form 10-Q                  Page 2

                              CENTER BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CONDITION

                                                      March 31,     December 31,
 (DOLLARS IN THOUSANDS)                                 1997           1996
================================================================================
                                                            (unaudited)
Assets:
  Cash and due from banks ..........................  $ 15,710        $ 19,761
  Federal funds sold ...............................    10,000          10,000
  Securities purchased under agreement to resell ...         0          13,300
------------------------------------------------------------------------------
      Total cash and cash equivalents ..............    25,710          43,061
------------------------------------------------------------------------------
  Investment securities held to maturity
    (approximate market value of $238,900 in
    1997 and $218,788 in 1996) .....................   241,220         218,584
  Investment securities available for sale .........    76,882          61,539
------------------------------------------------------------------------------
      Total investment securities ..................   318,102         280,123
------------------------------------------------------------------------------
  Loans, net of unearned income ....................   120,686         117,830
    Less -- Allowance for loan losses ..............     1,293           1,293
------------------------------------------------------------------------------
      Net loans ....................................   119,393         116,537
------------------------------------------------------------------------------
  Premises and equipment, net ......................    10,006          10,104
  Accrued interest receivable ......................     4,827           4,371
  Other assets .....................................     1,615           1,341
  Goodwill .........................................     3,601           3,681
------------------------------------------------------------------------------
      Total assets .................................  $483,254        $459,218
==============================================================================
Liabilities
  Deposits:
    Non-interest bearing ...........................  $ 71,398        $ 68,086
    Interest bearing:
      Certificates of deposit $100,000 and over ....   122,241         99,818
      Other ........................................   251,545        258,750
------------------------------------------------------------------------------
      Total deposits ...............................   445,184        426,654
  Federal funds purchased and securities sold
    under agreements to repurchase .................     5,000              0
  Accounts payable and accrued liabilities .........     2,392          2,351
------------------------------------------------------------------------------
      Total Liabilities ............................   452,576        429,005

Stockholders' equity Common stock, no par value:
  Authorized 20,000,000 shares; issued
    2,666,845 and 2,663,160 shares in 1997 and
    1996, respectively .............................     4,546          4,468
  Appropriated surplus .............................     3,510          3,510
  Retained earnings ................................    24,530         23,738
------------------------------------------------------------------------------
                                                        32,586         31,716
  Less -- Treasury stock at cost (314,005
    shares in 1997 and 1996 respectively) ..........     1,814          1,814
  Net unrealized gain (loss) on investment
    securities available-for-sale, net of taxes ....       (94)            311
------------------------------------------------------------------------------
      Total stockholders' equity ...................    30,678         30,213
------------------------------------------------------------------------------
      Total liabilities and stockholders' equity....  $483,254       $459,218
==============================================================================

23-April-97              Center Bancorp, Inc. Form 10-Q                  Page 3

                              CENTER BANCORP, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)

                                                            Three Months Ended
                                                                 March 31,
                                                            ------------------
(in thousands, except per share data)                       1997          1996
================================================================================
Interest income:
  Interest and fees on loans ............................ $2,398         $1,974
  Interest and dividends on
    investment securities:
      Taxable interest income ...........................  4,506          3,593
      Nontaxable interest income ........................    259            284
  Interest on Federal funds sold and securities
    purchased under agreement to resell .................    199            109
--------------------------------------------------------------------------------
        Total interest income ...........................  7,362          5,960
--------------------------------------------------------------------------------
Interest expense:
  Interest on certificates of deposit $100,000 or more ..  1,270            868
  Interest on other deposits ............................  2,012          1,501
  Interest on short-term borrowings .....................    107            135
--------------------------------------------------------------------------------
        Total interest expense ..........................  3,389          2,504
        Net interest income .............................  3,973          3,456
--------------------------------------------------------------------------------
Provision for loan losses ...............................      0              0
Net interest income after provision
  for loan losses .......................................  3,973          3,456
--------------------------------------------------------------------------------
Other income:
  Service charges, commissions and fees .................    138            114
  Other income ..........................................     31             31
  Gain on securities sold ...............................      0              0
--------------------------------------------------------------------------------
        Total other income ..............................    169            145
--------------------------------------------------------------------------------
Other expense:
  Salaries and employee benefits ........................  1,298          1,094
  Occupancy expense, net ................................    278            235
  Premises and equipment expense ........................    328            194
  Marketing and advertising .............................    127             68
  Other expenses ........................................    440            403
--------------------------------------------------------------------------------
        Total other expense .............................  2,471          1,994
--------------------------------------------------------------------------------
        Income before income tax expense ................  1,671          1,607
Income tax expense ......................................    431            372
--------------------------------------------------------------------------------
        Net income ...................................... $1,240         $1,235
================================================================================

EARNINGS PER SHARE:
* (on 2,337,849 average shares
outstanding in 1997, and 2,337,004
in 1996)
        Net income                                        $ 0.53         $ 0.52
================================================================================

*ALL SHARE AND PER SHARE AMOUNTS HAVE BEEN RESTATED TO REFLECT THE THREE-FOR-TWO STOCK SPLIT IN MAY OF 1996 AND THE 5% STOCK DIVIDEND PAYABLE IN MAY OF 1997

23-April-97              Center Bancorp, Inc. Form 10-Q                  Page 4

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                        YEARS ENDED MARCH 31,
                                                      -----------------------
(Dollars in thousands)                                  1997          1996
================================================================================

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income ......................................  $  1,240     $  1,235
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation and amortization .................       363          184
    (Increase) in accrued interest receivable .....      (456)        (725)
    (Increase) in other assets ....................      (274)        (269)
    Increase (Decrease) in other liabilities ......        41         (203)
    Amortization of premium and accretion of
      discount on investment securities, net ......        78          148
-------------------------------------------------------------------------------
      Net cash provided by operating activities ...       992          370
-------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from maturities of securities
   available-for-sale .............................     5,513        1,005
  Proceeds from maturities of securities
   held-to-maturity ...............................     5,888       12,346
  Proceeds from sales of investment
   securities available-for-sale ..................         0       30,932
  Purchase of securities available-for-sale .......   (21,291)     (35,358)
  Purchase of securities held-to-maturity .........   (28,572)     (54,259)
  Net (increase) in loans .........................    (2,856)      (1,055)
  Property and equipment expenditures, net ........      (185)        (237)
-------------------------------------------------------------------------------
     Net cash used in investing  activities .......   (41,503)     (46,626)
-------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in deposits ........................    18,530       38,206
  Dividends paid ..................................      (448)        (446)
  Proceeds from issuance of common stock ..........        78           62
  Net increase (decrease) in short term
   borrowing ......................................     5,000       (9,621)
-------------------------------------------------------------------------------
     Net cash provided by financing
      activities ..................................    23,160       28,201
-------------------------------------------------------------------------------
     Net decrease in cash and cash
      equivalents .................................   (17,351)     (18,055)
-------------------------------------------------------------------------------
Cash and cash equivalents at beginning of
  period ..........................................    43,061       30,172
-------------------------------------------------------------------------------
Cash and cash equivalents at end of period ........    25,710     $ 12,117
===============================================================================

Supplemental disclosures of cash flow information:
  Interest paid on deposits and short-term .......  $   3,284     $  2,512
  borrowings Income taxes ........................  $     530     $    217

23-April-97              Center Bancorp, Inc. Form 10-Q                  Page 5

NOTE 1
ACQUISITION

On June 28, 1996, the Corporation acquired Lehigh Savings Bank SLA, (Lehigh), a New Jersey chartered savings and loan in a transaction accounted for under the purchase method of accounting. At June 28, 1996, Lehigh had assets of $70.9 million (primarily cash and cash equivalents of $53.0 million and loans of $15.0 million) and deposits and stockholders' equity of $68.2 million and $2.7 million, respectively. The Corporation paid $5.5 million for Lehigh, resulting in goodwill of $3.8 million. The goodwill is being amortized on a straight-line basis over 15 years. The March 31, 1997 consolidated financial statements of the Corporation includes assets, liabilities and results of operations of Lehigh since the acquisition date.

23-April-97              Center Bancorp, Inc. Form 10-Q                  Page 6

        MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION
                        AND RESULTS OF OPERATIONS

Net income and earnings per share remained relatively even from the first quarter of 1996 to the first quarter of 1997. Net income for the three months ended March 31, 1997 was $1,240,000 as compared to $1,235,000 earned for the comparable three month period of 1996. On a per share basis, earnings were $0.53 as compared to $0.52 for the three months ended March 31, 1996. The annualized return on average assets was 1.08 percent for the three months ended March 31, 1997 as compared with 1.30 percent for the comparable period in 1996, while the annualized return on average stockholders' equity was 16.4 percent and 17.5 percent, respectively. Earnings performance for the three months ended March 31, 1997, reflected increased net interest income partially offset by increases in non-interest expense and income tax expense. All share and per share amounts have been restated to reflect the 3 for 2 stock split on May 1, 1996 and the 5% stock dividend which payable on May 18, 1997.

Net interest income is the difference between the interest earned on the portfolio of earnings assets (principally loans and investments) and the interest paid for deposits and short-term borrowings which support these assets. Net interest income is presented below first in accordance with the Corporation's consolidated financial statements and then on a fully tax-equivalent basis by adjusting tax-exempt income (primarily interest earned on various obligations of state and political subdivisions) by the amount of income tax which would have been paid had the assets been invested in taxable issues.

NET INTEREST INCOME

=========================================================================
                                     Three months ended
(dollars in thousands)                   March 31,
-------------------------------------------------------------------------
                                                                 Percent
                                     1997          1996          Change
                                 ----------------------------------------
Interest income:
 Investments ....................  $4,765        $3,877           22.9%
 Loans, including fees ..........   2,398         1,974           21.5%
 Federal funds sold .............     199           109           82.6%
   Total interest income ........   7,362         5,960           23.5%
-------------------------------------------------------------------------
Interest expense:
 Certificates $100,000 or more ..   1,270           868           46.3%
 Deposits .......................   2,012         1,501           34.0%
 Short-term borrowings ..........     107           135          -20.7%
   Total interest expense .......   3,389         2,504           35.3%
-------------------------------------------------------------------------
   NET INTEREST INCOME* .........   3,973         3,456           15.0%
-------------------------------------------------------------------------
Tax-equivalent adjustment .......     133           146           -8.9%
Net interest income on a fully
 tax-equivalent basis ...........  $4,106        $3,602           14.0%
=========================================================================

* Before the provision for loan losses. NOTE: The tax-equivalent adjustment was computed based on an assumed statutory Federal income tax rate of 34 percent. Adjustments were made for interest accrued on securities of state and political subdivisions.

Net interest income on a fully tax-equivalent basis increased $504,000 or 14.0 percent to approximately $4.1 million for the three months ended March 31, 1997, from approximately $3.6 million for the comparable period in 1996. The net interest margin decreased to 3.21 percent from 3.40 percent due to the increased cost of funds reflecting the continued pressure, in general, on short-term interest rates. For the first three months of 1997, increase in the average yield on interest earning-assets of 9 basis points was offset by a more substantial increase in the average cost of interest-bearing liabilities 28 basis points. The decline in net interest spreads is primarily a result of the increased cost of interest-bearing liabilities and the Corporation's inability to fund a greater portion of the increase in earning-assets through increases in noninterest-bearing

23-April-97              Center Bancorp, Inc. Form 10-Q                  Page 7
sources and core deposits. The average earning-assets volume related factors, contributing to the change in net interest income, reflected an increase of $75.3 million in average earning-assets, as compared with the comparable three month period in 1996. The net increase in average interest-bearing liabilities was $73.7 million over the comparable three month period in 1996. The 1997 first quarter changes in average volumes were primarily due to increased volumes of loans and taxable investments funded with more costly time deposits.

For the three month period ended March 31, 1997 interest income (tax-equivalent) increased by $1.4 million or 23.5 percent over the comparable three month period in 1996. The primary factor contributing to the increase was the previously cited changes in the growth of earning-assets. The Corporation's loan portfolio increased on average $21.0 million to $120.9 million from $99.9 million in the same quarter in 1996, primarily driven by growth in commercial loans, commercial mortgages and home equity lines of credit. This growth was funded through deposit growth. The loan portfolio (traditionally the Corporation's highest yielding earning-asset) represented 28 percent of the Corporation's interest-earning assets (on average) during the first quarter of 1997 and 1996. Interest income generated from the loan portfolio during the first three months of 1997 was driven by the increased loan demand attributed in part to an aggressive advertising program.

Investments contributed the most significant change in the earning-asset mix for the three months ended March 31, 1997. Investment volume was funded by the increased deposit volumes gained through the Corporation's expanded branch network. These deposit funds, which increased approximately $73.7 million on average, were used in investing activities, and interest rate risk management strategies. Within the investment portfolio the most significant changes in increased volumes took place among taxable securities which far outweighed the decreases in the nontaxable portfolio. The continued growth of taxable investment securities reflects the change in interest rates, making the yields on taxable investments more attractive.

Interest expense for the three month ended March 31, 1997 increased as a result of the growth in deposit volumes, and the continued pressure on the cost of funds in the short-term market. This pressure was heightened by the Federal Reserve's action on March 25, 1997, raising the federal funds index to 5.5 percent from the previous targeted level of 5.25 percent. As a result, pricing pressures have increased within the financial industry, to retain and attract new deposits. For the three months ended March 31, 1997, interest expense increased $885,000 or 35.3 percent as compared with the comparable three month period in 1996.

Inflationary fears and the expanding economy have pushed short-term interest rates up. There continues to be disintermediation of rates in the short-term interest rate market. This in turn has effected the cost of funds associated with a number of the Corporation's funding products, i.e. municipal deposits tied to market indices, "Jumbo" Certificates of Deposits, and short-term repurchase agreements. Management believes that this pressure and continued disparity in the level of interest rates in the short-term end of the yield curve will continue to exert upward pressure on the cost of funds throughout 1997. Deposit growth during the first quarter continued to be impacted by the depositors' desire for higher-yielding investment alternatives, such as mutual funds, stocks, tax-free instruments, and a variety of insurance products. As interest rates remained high in the short-term market in the first three months of 1997, depositors continued to shift funds from lower yielding savings and money market accounts into higher yielding certificates of deposit. The impact of this volume change in the deposit mix, coupled with the increased deposit volume gave rise to the net change in the cost of funds.

For the three months ended March 31, 1997, the Corporation's net interest yield on a tax-equivalent basis (i.e., net interest income on a tax equivalent basis as a percent of average interest-earning assets) declined to 3.88 percent from
3.95 percent, for the three months ended March 31, 1996. The decline noted reflected a narrowing of spreads between yields earned on loans and investments and rates paid for supporting funds. There was a favorable change in the mix of supporting interest-earning assets, primarily the increased investment and loan volumes. However, this was offset to some extent by the change in the mix of interest-bearing liabilities to more costly funding.


23-April-97              Center Bancorp, Inc. Form 10-Q                  Page 8

The contribution of noninterest-bearing sources (i.e. the differential between the average rate paid on all sources of funds and the average rate paid on interest-bearing sources) remained stable at approximately 61 basis points during the first three months 1997 and 1996. This change has contributed to increased deposit pricing pressure exerted on interest margins, due to a shifting of these deposits to interest-bearing accounts.

INVESTMENTS

For the three months ended March 31, 1997, the average volume of investment securities increased by $45.9 as compared to the same period in 1996. The tax-equivalent yield on investments increased to 6.62 percent or by 18 basis points from a yield of 6.44 percent during the three month period ended March 31, 1996. The increased yield on the investment portfolio in 1997 was achieved through higher market rates on purchases made to replace lower yielding investments which had matured.

The impact of repricing activity on yields was lessened by shorter investment maturities, resulting in narrowed spreads and by the current uncertainty of rates. Securities available-for-sale are a part of the Corporation's interest rate risk management strategy and may be sold in response to changes in interest rates, changes in prepayment risk, liquidity management and other factors.

At March 31, 1997, the total investment portfolio excluding overnight investments, averaged $296.0 million, or 68.6 percent of earning-assets, as compared to $250.0 million or 70.2 percent at March 31, 1996. The principal components of the investment portfolio are U.S. Government Treasury and Federal Agency securities.

At March 31, 1997 the net unrealized loss carried as a component of shareholders' equity amounted to an unrealized loss of $94,000, as compared with an unrealized gain of $311,000 at December 31, 1996 resulting from the increased rate environment.

LOANS

Loan growth during the first quarter of 1997 occurred in all segments of the loan portfolio. This growth resulted primarily from the Corporation's marketing programs and new product lines. The stabilization of yield in the portfolio was a result of a stable prime rate environment coupled with a competitive rate structure to attract new loans. The results of increased volume were lessened by continued re-financing activity and by the heightened demand in the competing lending markets that exists.

Analyzing the portfolio for the three months ended March 31, 1997, average loan volume increased $21.0 million, while the portfolio yield increased 3 basis points as compared with the same period in 1996. The volume related factors contributed increased earnings of $417,000 enhanced by $7,000 of rate related changes. Total average loan volume increased to $120.9 million with a net interest yield of 7.93 percent, as compared to $99.9 million with a yield of 7.90% for the three months ended March 31, 1996.

ALLOWANCE FOR LOAN LOSSES

The purpose of the allowance for loan losses is to absorb the impact of losses inherent in the loan portfolio. Additions to the allowance are made through provisions charged against current operations and through recoveries made on loans previously charged-off. The allowance for loan losses is maintained at an amount considered adequate by Management to provide for potential credit losses based upon a periodic evaluation of the risk characteristics of the loan portfolio. In establishing an appropriate allowance, an assessment of the individual borrowers, a determination of the value of the underlying collateral, a review of historical loss experience and an analysis of the levels and trends of loan categories, delinquencies, and problem loans are


23-April-97              Center Bancorp, Inc. Form 10-Q                  Page 9
considered. Such factors as the level and trend of interest rates and current economic conditions are also reviewed. At March 31, 1997 the level of allowance was $1,293,000 as compared to a level of $1,073,000 at March 31, 1996. There was no provision for loan losses in the first quarter of 1997 and 1996.

Various regulatory agencies, as an integral part of their examination process, periodically review the Corporation's allowance for loan losses. Such agencies may require the Corporation to increase the allowance based on their analysis of information available to them at the time of their examinations. The allowance for loan losses as a percentage of total loans amounted to 1.07 percent and 1.09 percent at March 31, 1997, and 1996, respectively. In Management's view the level of allowance during the first three months of 1997 has been adequate to cover any loss experience and therefore has not warranted any additions to the allowance during 1997.

During March 31, 1997, the Corporation did not experience any substantial problems within its loan portfolio. Net charge-offs were $0. At March 31, 1997 the Corporation had non-performing loans amounting to $297,000 of which $129,000 was in a nonaccrual status at March 31, 1997, and $40,000 non-performing loans at March 31, 1996. The Corporation continues to aggressively pursue collections of principal and interest on loans previously charged off.

The Corporation defines impaired loans to consist of non-accrual loans and loans internally classified as substandard or below, in each instance above an established dollar threshold. All loans below the established dollar threshold are considered homogenous and are collectively evaluated for impairment. The Corporation did not have any impaired loans in either 1997 or 1996.

The Corporation's statements herein regarding the adequacy of the allowance for loan losses may constitute forward looking statements under the Private Securities Reform Litigation Act of 1995. Actual results may indicate that the amount of the Corporation's allowance was inadequate. Factors that could cause the allowance to be inaccurate are the same factors that are analyzed by the Corporation in establishing the amount of the allowance.

Changes in the allowance for possible loans losses for the period ended March 31, 1997 and 1996, respectively, are set forth below.

23-April-97             Center Bancorp, Inc. Form 10-Q                  Page 10

                            ALLOWANCE FOR LOAN LOSSES
                                 (in thousands)


===============================================================================
                                                             Three months
                                                            ending March 31
-------------------------------------------------------------------------------
                                                          1997           1996
-------------------------------------------------------------------------------
Average loans outstanding ...........................  $120,946         $99,916
-------------------------------------------------------------------------------
Total loans at end of period ........................   120,686          98,625
-------------------------------------------------------------------------------

Analysis of the allowance for loan losses
Balance at the beginning of year ....................     1,293           1,073
 Charge-offs:
 Commercial .........................................         1               0
 Real estate-mortgage ...............................         0               0
 Installment loans ..................................         3               0
-------------------------------------------------------------------------------
   Total charge-offs ................................         4               0
Recoveries:
 Commercial .........................................         0               0
 Real estate-mortgage ...............................         0               0
 Installment loans ..................................         4               0
-------------------------------------------------------------------------------
   Total recoveries .................................         4               0
Net Charge-offs: ....................................         0               0
 Additions charged to Operations ....................         0               0
===============================================================================
 Balance at end of period ...........................   $ 1,293         $ 1,073
===============================================================================
Ratio of net charge-offs during the period to
 average loans outstanding during the period ........      0.00%           0.00%
-------------------------------------------------------------------------------
Allowance for loan losses as a
percentage of total loans ...........................      1.07            1.09
-------------------------------------------------------------------------------

ASSET QUALITY

The Corporation manages asset quality and credit risk by maintaining diversification in its loan portfolio and through review processes that include analysis of credit requests and ongoing examination of outstanding loans and delinquencies, with particular attention to portfolio dynamics and mix. The Corporation strives to identify loans experiencing difficulty early enough to correct the problems, to record charge-offs promptly based on realistic assessments of current collateral values, and to maintain an adequate allowance for loan losses at all times. These practices have protected the Corporation during economic downturns and periods of uncertainty.

It is generally the Corporation's policy to discontinue interest accruals once a loan is past due as to interest/or principal payments for a period of ninety days. When a loan is placed on non-accrual, interest accruals cease and uncollected accrued interest is reversed and charged against current income. Payments received on non-accrual loans are applied against principal. A loan may only be restored to an accruing basis when it again becomes well secured and in the process of collection or all past due amounts have been collected. Loan origination fees and certain direct loan origination costs are deferred and recognized over the life of the loan as an adjustment to the loan's yield.

At March 31, 1997 and 1996, the Corporation had no restructured loans. Non-accrual loans amounted to $129,000 at March 31, 1997, and were comprised of two residential mortgage loans. There were no non-accrual loans as of March 31, 1996. Past due loans 90 days or more and still accruing amounted to $168,000 as of March 31, 1997 and $40,000 as of 1996. Of the balance, respectively in each period, $103,000 and $40,000 were comprised of student loans, which are wholly guaranteed by the U.S. Government. Additionally, the Corporation did not have any other real estate owned (OREO) at March 31, 1997 and 1996.

23-April-97             Center Bancorp, Inc. Form 10-Q                  Page 11

(dollars in thousands)                    1997     1996
========================================================
Loans past due 90 days and still
accruing ..............................   $168      $40
Non-accrual loans .....................    129        0
--------------------------------------------------------
Total non-performing assets ...........   $297      $40
========================================================

OTHER NON-INTEREST INCOME

The following table presents the principal categories of non-interest income for the three month periods ended March 31, 1997 and 1996.

======================================================================
                                          Three months ended
(dollars in thousands)                         March 31,
----------------------------------------------------------------------
                                            1997      1996    % change
----------------------------------------------------------------------
Other income:
  Service charges, ......................   $138      $114      21.1%
commissions and fees
  Other income. .........................     31        31         0%
  Gain on securities sold ...............      0         0         0%
======================================================================
        Total other income ..............   $169      $145      16.6%
======================================================================


For the three months ended March 31, 1997, total other (non-interest) income increased $24,000 or 16.6 percent as compared to the three months ended March 31, 1996. The increase in service charges, commissions and fees is primarily a result of an increase in business activity.

OTHER NON-INTEREST EXPENSE

The following table presents the principal categories of non-interest expense for the three month periods ended March 31, 1997 and 1996.

===================================================================
                                    Three months ended
(dollars in thousands)                   March 31,
-------------------------------------------------------------------
                                     1997         1996      % change
-------------------------------------------------------------------
Other expense:
  Salaries and employee
    benefits ....................  $1,298       $1,094       18.6%
  Occupancy expense, net ........     278          235       18.3%
  Premise & equipment expense ...     328          194       69.1%
  Stationery and printing
   expense ......................      76           67       13.4%
  Marketing & Advertising .......     127           68       86.8%
  Other expenses ................     364          336        8.3%
-------------------------------------------------------------------
        Total other expense .....  $2,471       $1,994       23.9%
===================================================================

For the three month period ended March 31, 1997, total other (non-interest) expenses increased $477,000 or 23.9 percent over the comparable three months ended March 31, 1996 due largely to expansion of branch network. Salaries and employee benefits cost coupled with premise and equipment expenses comprised the primary components of the total increase for the period. Strict control over other expenses has been a key objective of Management to maximize earnings efficiency. The Corporation's ratio of other expenses to average assets experienced a slight increase to 5.3 percent in the first three months of 1997 from 5.2 percent in 1996.

Salaries and employees benefits increased $204,000 or 18.6 percent in first three months 1997 over the comparable three month period ended March 31, 1996. This increase is primarily attributable to the increased expense arising from maintaining almost full staffing levels at the Corporation's existing facilities, the facilities associated with the Lehigh acquisition and the Company's new Madison branch. This factor coupled with normal increases through merit and promotional raises and higher benefit costs contributed to


23-April-97             Center Bancorp, Inc. Form 10-Q                  Page 12
the rise in expense. Staffing levels overall amounted to 165 full-time equivalent employees at March 31, 1997 as compared to 132 full-time equivalent employees at March 31, 1996.

Occupancy and bank premise and equipment expense for the three month period ended March 31, 1997 increased $177,000 or 41.2 percent over the comparable three month period in 1996. This increase in bank premise and equivalent expense in 1997 is primarily attributable to normal operating costs of the Corporation's expanded facilities coupled with a full quarter's depreciation expense on 1996's fixed asset purchases and technology expenditures. Occupancy expenses similarly reflects the associated costs of the Corporation's expanded facilities. For the three month period March 31, 1997, rental expenses increased $39,000 over the comparable three month period in 1996. These rents are associated with the acquired Millburn Mall Banking Center and new Madison Banking Center.

PROVISION FOR INCOME TAXES

The effective tax rate for the three month period ended March 31, 1997 was 25.8 percent as compared to 23.1 percent for the three months ended March 31, 1996. The effective tax rate continues to be substantially less than the statutory Federal tax rate of 34 percent. The difference between the statutory and the effective tax rates, other than increased taxable revenues, primarily reflects the tax-exempt status of interest income on obligations of states and political subdivisions.

ASSET LIABILITY MANAGEMENT

The composition of the Corporation's statement of condition is planned and monitored by the Asset and Liability Committee (ALCO). Asset and Liability management encompasses the control of interest rate risk (interest sensitivity management) and the ongoing maintenance and planning of liquidity and capital. In general, management's objective is to optimize net interest income and minimize interest rate risk by monitoring these components of the statement of condition.

INTEREST SENSITIVITY

The management of interest rate risk is also important to the profitability of the Corporation. Interest rate risk arises when an earning asset matures or when its interest rate changes in a time period different from that of a supporting interest bearing liability, or when an interest bearing liability matures or when its interest rate changes in a time period different from that of an earning asset that it supports. While the Corporation matches only a small portion of specific assets and liabilities, total earning assets and interest bearing liabilities are grouped to determine the overall interest rate risk within a number of specific time frames.

Interest sensitivity analysis attempts to measure the responsiveness of net interest income to changes in interest rate levels. The difference between interest sensitive assets and interest sensitive liabilities is referred to as the interest sensitivity gap. At any given point in time, the Corporation may be in an asset-sensitive position, whereby its interest-sensitive assets exceed its interest-sensitive liabilities, or in a liability-sensitive position, whereby its interest-sensitive liabilities exceed its interest-sensitive assets, depending on management's judgment as to projected interest rate trends.

The Corporation's rate sensitivity position in each time frame may be expressed as assets less liabilities, as liabilities less assets, or as the ratio between rate sensitive assets (RSA) and rate sensitive liabilities (RSL). For example, a short funded position (liabilities repricing before assets) would be expressed as a net negative position, when period gaps are computed by subtracting repricing liabilities from repricing assets. When using the ratio method, a RSA/RSL ratio of 1 indicates a balanced position, a ratio greater than 1 indicates an asset sensitive position, and a ratio less than 1 indicates a liability sensitive position.


23-April-97             Center Bancorp, Inc. Form 10-Q                  Page 13

A negative gap and/or a rate sensitivity ratio less than 1 tends to expand net interest margins in a falling rate environment and to reduce net interest margins in a rising rate environment. Conversely, when a positive gap occurs, generally margins expand in a rising rate environment and contract in a falling rate environment.

From time to time, the Corporation may elect to deliberately mismatch liabilities and assets in a strategic gap position.

At March 31, 1997, the Corporation reflects a negative interest sensitivity gap (or an interest sensitivity ratio) of .53:1.00 at the cumulative one year position. During much of 1996 the Corporation had a negative interest sensitivity gap. The maintenance of a liability-sensitive position during 1996 had an adverse impact on the Corporation's net interest margins; however, based on management's perception that interest rates will continue to be volatile, emphasis has been placed on interest-sensitivity matching with the objective of achieving a stable net interest spread during 1997.

LIQUIDITY

The liquidity position of the Corporation is dependent on successful management of its assets and liabilities so as to meet the needs of both deposit and credit customers. Liquidity needs arise principally to accommodate possible deposit outflows and to meet customers' requests for loans. Such needs can be satisfied by scheduled principal loan repayments, maturing investments, short-term liquid assets and deposit in-flows. The objective of liquidity management is to enable the Corporation to maintain sufficient liquidity to meet its obligations in a timely and cost-effective manner. Management monitors current and projected cashflows, and adjusts positions as necessary to maintain adequate levels of liquidity. By using a variety of potential funding sources and staggering maturities, the risk of potential funding pressure is significantly reduced. Management also maintains a detailed liquidity contingency plan designed to adequately respond to situations which could lead to liquidity concerns. Anticipated cash flows at March 31, 1997 which provide the Bank with liquidity remain strong with approximately $31.2 million in anticipated repayments and maturities over the next twelve months.

The Corporation derives a significant proportion of its liquidity from its core deposit base. At March 31, 1997, core deposits (comprised of total demand and savings accounts plus money market accounts under $100,000) represented 51.1 percent of total deposits. More volatile rate sensitive deposits, concentrated in Certificates of deposit $100,000 and greater, increased to 27.5 percent of total deposits from 23.4 percent at March 31, 1996. This change has been brought about due to the rise in short-term rates during the latter part of 1996 which continued into 1997.

The increase in average funding sources during the three months ended March 31, 1997 resulted primarily from an increase in business and public fund deposits offset by a decrease of $3.0 million in Federal funds purchased and securities sold under agreement to repurchase. Non-interest bearing funding sources as a percentage of the funding mix decreased to 16.2 percent on average as compared to 17.9 percent for the three month period ended March 31, 1996. Demand deposits as a percentage of the funding mix continue to be replaced by more expensive interest-bearing core deposits.

Short-term borrowings can be used to satisfy daily funding needs. Balances in these accounts fluctuate significantly on a day-to-day basis. The Corporation's principal short-term funding sources are securities sold under agreement to repurchase. Average short-term borrowings during the first three months of 1997 were $8.1 million, a decrease of $3.1 million or 27.4 percent from $11.2 million in average short-term borrowings during the comparable three months ended March 31, 1996. This change was due to a decrease of insufficient funding liquidity from deposit activity.


23-April-97             Center Bancorp, Inc. Form 10-Q                  Page 14

CASH FLOW

The consolidated statements of cash flows present the changes in cash and cash equivalents from operating, investing and financing activities. During the three months ended March 31, 1997, cash and cash equivalents (which decreased overall by $ 17.3) were provided (on a net basis) by operating and financing activities and used in investing activities to purchase investments and expand loan volume. The cash flow for these investment activities was provided by an increase in deposits of $18.5 million and an increase in short term borrowings of $5.0 million.

SHAREHOLDER'S EQUITY

Shareholders' equity averaged $30.6 million for the three month period ended March 31, 1997, an increase from $28.4 million, or 8.1 percent, as compared to the same period in 1996. The Corporation's dividend reinvestment and optional stock purchase plan raised $78,000 in new capital for the three months ended March 31, 1997. Tangible book value per common share, which has been restated to reflect the 5% stock dividend effective May 18, 1997, payable May 31, 1997 and the 3-for-2 stock split effective May 1, 1996, paid May 31, 1996, was $11.50 at March 31, 1997 as compared to $11.29 at December 31, 1996, reflecting the goodwill associated with the Lehigh acquisition.

CAPITAL

The maintenance of a solid capital foundation continues to be a primary goal for the Corporation. Accordingly, capital plans and dividend policies are monitored on an ongoing basis. The most important objective of the capital planning process is to balance effectively the retention of capital to support future growth and the goal of providing stockholders with an attractive long-term return on their investment.

RISK-BASED CAPITAL/LEVERAGE

FDIC regulations require banks to maintain minimum levels of regulatory capital. Under the regulations in effect at March 31, 1997, the Bank was required to maintain (i) a minimum leverage ratio of Tier 1 capital to total adjusted assets of 4.0%, and (ii) minimum ratios of Tier 1 and total capital to risk-weighted assets of 4.0% and 8.0%, respectively.

At March 31, 1997, total Tier l capital (defined as tangible stockholders' equity for common stock and certain perpetual preferred stock) amounted to $27.2 million or 5.60 percent of total assets. The total Tier I leverage capital ratio was 5.87 percent of total assets. Tier I capital excludes the effect of SFAS No. 115, which amounted to $94,000 of net unrealized loss, after tax, on securities available-for-sale (included as a component of stockholders' equity) and goodwill of $3,601,000 as of March 31, 1997.

At March 31, 1997, the Corporation's estimated Tier I and total risk-based capital ratios were 15.80 percent and 16.55 percent, respectively. These ratios are well above the minimum guidelines of capital to risk-adjusted assets in effect as of March 31, 1997.

Under its prompt corrective action regulations, the FDIC is required to take certain supervisory actions (and may take additional discretionary actions) with respect to an undercapitalized institution. Such actions could have a direct material effect on the institution's financial statements. The regulations establish a framework for the classification of financial institutions into five categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. Generally, an institution is considered well capitalized if it has a leverage (Tier 1)) capital ratio of at least 5.0%; a Tier 1 risk-based capital ratio of at least 6.0%; and a total risk-based capital ratio of at least 10.0%.


23-April-97             Center Bancorp, Inc. Form 10-Q                  Page 15

The foregoing capital ratios are based in part on specific quantitative measures of assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by the FDIC about capital components, risk weightings and other factors.

As of March 31, 1997, management believes that the Bank meets all capital adequacy requirements to which it is subject.


23-April-97             Center Bancorp, Inc. Form 10-Q                  Page 16

RECENT ACCOUNTING PRONOUNCEMENTS

SFAS NO. 125

In June 1996, the FASB issued SFAS No. 125. "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (SFAS 125). SFAS 125 amends portions of SFAS 115, amends and extends to all servicing assets and liabilities the accounting standards for mortgage servicing rights now in SFAS 65, and supersedes SFAS 122. The statement provides consistent standards for distinguishing transfers of financial assets which are sales from transfers that are secured borrowings. Those standards are based upon consistent application of a financial components approach that focuses on control. The statement also defines accounting treatment for servicing assets and other retained interest in the assets that are transferred. SFAS 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996 and is to be applied prospectively. The adoption of the statement did not have a material effect on the Corporation's financial condition or results of operations.

SFAS NO. 128

FASB Statement No. 128, Earnings Per Share (Statement 128) supersedes APB Opinion No. 15, Earnings Per Share, and specifies the computation, presentation, and disclosure requirements for earnings per share (EPS) for entities with publicly held common stock or potential common stock. Statement 128 was issued to simplify the computation of EPS and to make the U.S. standard more compatible with the EPS standards of other countries and that of the International Accounting Standards Committee: (IASC). It replaces Primary EPS and Fully Diluted EPS with Basic EPS and Diluted EPS, respectively. It also requires dual presentation of Basic EPS and Diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the Basic EPS computation to the numerator and denominator of the Diluted EPS computation.

Basic EPS, unlike Primary EPS, excludes all dilution while Diluted EPS, like Fully Diluted EPS, reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. For many entities Basic EPS will be higher than Primary EPS and Diluted EPS will be approximately the same as Fully Diluted EPS.

Statement 128 is applicable to all entities that have issued common stock or potential common stock (e.g., options, warrants, convertible securities, contingent stock agreements, etc.) if those securities trade in a public market either on a stock exchange (domestic or foreign) or in the over-the-counter market, including securities quoted only locally or regionally. This Statement also applies to an entity that has made a filing or is in the process of filing with a regulatory agency in preparation for the sale of those securities in a public market. However, Statement 128 does not require presentation of EPS for investment companies1 or in statements of wholly-owned subsidiaries.

Statement 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997. Earlier application is not permitted (although pro forma EPS disclosure in the footnotes for periods prior to required adoption is permitted). After adoption, all prior period EPS data presented shall be restated (including interim financial statements, summaries of earnings and selected financial data) to conform with Statement 128.

---------------

1 That is, investment companies that comply with the requirement of the AICPA Audit and Accounting Guide, Audits of Investment Companies, to present selected per share data.


23-April-97             Center Bancorp, Inc. Form 10-Q                  Page 17

II.  OTHER INFORMATION

      Item 4 Submission of Matters to Vote of Security Holders

            a) The Annual Meeting of shareholders was held on Tuesday, April 15, 1997.

     The Following Class 2 Directors' were re-elected for three year terms based on the following share votes

                                                   For     Withheld
                                                ---------  --------
            Hugo Barth, III                     1,727,644   28,119
            Stanley R. Sommer                   1,727,644   28,119
            Alexander A. Bol                    1,727,644   28,119
            William A. Thompson                 1,727,644   28,119

     The Following Class 1 Directors' terms continue until the 1998 Annual meeting

            John J. Davis
            Donald G. Kein
            Charles P. Woodward
            Brenda Curtis

     The following Class 3 Directors' terms continue until the 1999 Annual meeting

            Robert L. Bischoff
            Paul Lomakin, Jr.
            Herbert Schiller

      Item 6  Exhibits and Reports on Form 8-K
              a) Exhibits - 27.1 Financial Data Schedule
              b) Reports on Form 8-K during the quarter ended March 31,
                 1997: None


23-April-97             Center Bancorp, Inc. Form 10-Q                  Page 18

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf, by the undersigned, thereunto duly authorized.


                                    CENTER BANCORP, INC.


DATE:                               /s/ Anthony C. Weagley
----------------------------            -------------------------------------
                                        Anthony C. Weagley, Treasurer
                                        (Chief Financial Officer)


23-April-97             Center Bancorp, Inc. Form 10-Q                  Page 19