Form 10-Q
period 1997-06-30
CENTER BANCORP INC
filed 1997-08-14
CIK 712771

================================================================================

                        SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    ---------

                                    FORM 10-Q

(Mark One)

   [X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

                                       OR

   [ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
             FOR THE TRANSITION PERIOD FROM __________TO___________


                         Commission file number 2-81353



                              CENTER BANCORP, INC.
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)


          NEW JERSEY                                            52-1273725
-------------------------------                             -------------------
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



              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes [X]     No [ ]


                       SHARES OUTSTANDING ON JUNE 30, 1997
                  ---------------------------------------------
                  Common stock no par value -- 2,355,888 shares

================================================================================

                              CENTER BANCORP, INC.

                               INDEX TO FORM 10-Q


PART I. FINANCIAL INFORMATION                                               Page
                                                                            ----
      Item 1. Financial Statements
                Consolidated Statements of Condition
                 at June 30, 1997 (Unaudited) and December 31, 1996 .......    3

                Consolidated Statements of Income for the
                 Three and Six Months Ended June 30, 1997 and 1996
                 (Unaudited) ..............................................    4

                Consolidated Statements of Cash Flows for the
                 Six Months Ended June 30, 1997 and 1996
                 (Unaudited) ..............................................    5

                Notes to the Consolidated Financial Statements ............    6

       In the opinion of Management, all adjustments necessary for a fair presentation of the company's financial position and results of operations for the interim periods have been made. Such adjustments are of a normal recurring nature. All share and per share amounts have been restated to reflect a 3 for 2 split to shareholders of record May 1, 1996, paid on May 31, 1996. Also reflected is the 5% stock dividend to shareholders of record May 18, 1997, paid on May 31, 1997. Results for the period ended June 30, 1997 are not necessarily indicative of results for any other interim period or for the entire fiscal year. Reference is made to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 for information regarding accounting principles.

       Item 2. Management's Discussion and Analysis of Financial
                Condition and Results of Operations ......................  7-19


PART II. OTHER INFORMATION ...............................................    20

       SIGNATURES ........................................................    21

                              CENTER BANCORP, INC.

                      CONSOLIDATED STATEMENTS OF CONDITION


                                                         June 30,   December 31,
(Dollars in thousands)                                     1997        1996
--------------------------------------------------------------------------------
                                                             (unaudited)
Assets:
  Cash and due from banks ............................   $ 18,418    $ 19,761
  Federal funds sold .................................          0      10,000
  Securities purchased under agreement to resell .....          0      13,300
-----------------------------------------------------------------------------
      Total cash and cash equivalents ................     18,418      43,061
-----------------------------------------------------------------------------
  Investment securities held to maturity
    (approximate market value of $238,900
    in 1997 and $218,788 in 1996) ....................    237,232     218,584
  Investment securities available for sale ...........     80,458      61,539
-----------------------------------------------------------------------------
      Total investment securities ....................    317,690     280,123
-----------------------------------------------------------------------------
  Loans, net of unearned income ......................    125,935     117,830
    Less -- Allowance for loan losses ................      1,277       1,293
-----------------------------------------------------------------------------
        Net loans ....................................    124,658     116,537
-----------------------------------------------------------------------------
  Premises and equipment, net ........................      9,561      10,104
  Accrued interest receivable ........................      4,779       4,371
  Other assets .......................................      1,600       1,341
  Goodwill ...........................................      3,545       3,681
-----------------------------------------------------------------------------
        Total assets .................................   $480,251    $459,218
=============================================================================

Liabilities
  Deposits:
    Non-interest bearing .............................   $ 73,085    $ 68,086
    Interest bearing:
      Certificates of deposit $100,000 and over ......    103,308      99,818
      Other ..........................................    245,825     258,750
-----------------------------------------------------------------------------
        Total deposits ...............................    422,218     426,654

  Federal funds purchased and securities sold under
    agreements to repurchase .........................     23,482           0
  Accounts payable and accrued liabilities............      2,907       2,351
-----------------------------------------------------------------------------
        Total Liabilities ............................    448,607     429,005

Stockholders' equity
 Common stock, no par value:
  Authorized 20,000,000 shares; issued 2,699,893
    and 2,663,160 shares in 1997 and 1996,
    respectively .....................................      4,613       4,468
  Appropriated surplus ...............................      3,510       3,510
  Retained earnings ..................................     25,005      23,738
-----------------------------------------------------------------------------
                                                           33,128      31,716
  Less -- Treasury stock at cost (314,005
    shares in 1997 and 1996 respectively) ............      1,814       1,814
  Net unrealized gain on investment securities
    available-for-sale, net of taxes .................        330         311
-----------------------------------------------------------------------------
        Total stockholders' equity ...................     31,644      30,213
-----------------------------------------------------------------------------
        Total liabilities and
           stockholders' equity ......................   $480,251    $459,218
=============================================================================

                                              CENTER BANCORP, INC.

                                        CONSOLIDATED STATEMENTS OF INCOME
                                                   (unaudited)


                                                              Three Months Ended            Six Months Ended
                                                                    June 30,                    June 30,
                                                            -----------------------      -----------------------
(in thousands, except per share data)                          1997          1996          1997          1996
----------------------------------------------------------------------------------------------------------------
Interest income
  Interest and fees on loans .............................  $   2,455     $   1,979      $   4,853     $   3,953
  Interest and dividends on investment securities:
    Taxable interest income ..............................      4,933         3,790          9,437         7,426
    Nontaxable interest income ...........................        240           290            499           574
  Interest on Federal funds sold and securities
    purchased under agreement to resell ..................        108            55            309           163
----------------------------------------------------------------------------------------------------------------
        Total interest income ............................      7,736         6,114         15,098        12,116
----------------------------------------------------------------------------------------------------------------
Interest expense:
  Interest on certificates of deposit $100,000 or more ...      1,495         1,113          2,765         1,981
  Interest on other deposits .............................      2,013         1,397          4,025         2,898
  Interest on short-term borrowings ......................        188           164            295           343
----------------------------------------------------------------------------------------------------------------
        Total interest expense ...........................      3,696         2,674          7,085         5,222
        Net interest income ..............................      4,040         3,440          8,013         6,894
----------------------------------------------------------------------------------------------------------------
Provision for loan losses ................................          0             0              0             0
Net interest income after provision for loan losses ......      4,040         3,440          8,013         6,894
----------------------------------------------------------------------------------------------------------------
Other income:
  Service charges, commissions and fees ..................        137           122            275           236
  Other income ...........................................         39            30             70            63
  Gain on securities sold ................................          0            80              0            80
----------------------------------------------------------------------------------------------------------------
        Total other income ...............................        176           232            345           379
----------------------------------------------------------------------------------------------------------------
Other expense:
  Salaries and employee benefits .........................      1,384         1,280          2,682         2,374
  Occupancy expense, net .................................        242           180            520           415
  Premises and equipment expense .........................        321           228            649           422
  Stationary and printing expense ........................        120           168            196           235
  Marketing and advertising ..............................         81            65            208           133
  Other expenses .........................................        568           333            932           668
----------------------------------------------------------------------------------------------------------------
        Total other expense ..............................      2,716         2,254          5,187         4,247
----------------------------------------------------------------------------------------------------------------
        Income before income tax expense .................      1,500         1,418          3,171         3,026
Income tax expense .......................................        554           416            985           788
----------------------------------------------------------------------------------------------------------------
        Net income .......................................  $     946     $   1,002      $   2,186     $   2,238
================================================================================================================
Earnings per share .......................................  $    0.40     $    0.43      $    0.93     $    0.96
================================================================================================================
Average weighted common shares outstanding ...............  2,355,874     2,340,265      2,353,567     2,338,185
================================================================================================================

*  All share and per share amounts have been restated to reflect the three-for-two stock split in May of 1996 and the 5% stock dividend paid in May of 1997.


                                                                                                          Page 4

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                June 30,
                                                          ----------------------
(Dollars in thousands)                                      1997         1996
--------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income .........................................    $  2,186     $  2,238
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
      Depreciation and amortization ..................         735          385
      (Increase) in accrued interest receivable ......        (408)        (893)
      (Increase) in other assets .....................        (283)      (5,448)
      (Increase) in other liabilities ................         556           43
      Amortization of premium and accretion of
        discount on investment securities, net .......         141          263
--------------------------------------------------------------------------------
          Net cash provided (used in)
            operating activities .....................       2,927       (3,412)
--------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from maturities of
    securities available-for-sale ....................       8,801        6,834
  Proceeds from maturities of
    securities held-to-maturity.......................      17,265       17,241
  Proceeds from sales of investment
    securities available-for-sale ....................           0       36,086
  Purchase of securities
    available-for-sale................................     (27,744)     (57,141)
  Purchase of securities .............................     (36,011)     (66,605)
    held-to-maturity
  Net (increase) in loans ............................      (8,121)     (16,728)
  Property and equipment
    expenditures, net ................................         (32)      (2,359)
--------------------------------------------------------------------------------
          Net cash used in investing activities ......     (45,842)     (82,672)
--------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net (increase) in deposits .........................      (4,436)     119,549
  Dividends paid .....................................        (919)        (900)
  Proceeds from issuance of common stock .............         145          116
  Net increase (decrease) in short term borrowing ....      23,482      (13,185)
--------------------------------------------------------------------------------
          Net cash provided by financing activities ..      18,272      105,580
--------------------------------------------------------------------------------
          Net (decrease) increase in cash
            and cash equivalents .....................     (24,643)      19,496
--------------------------------------------------------------------------------
Cash and cash equivalents at beginning of period .....      43,061       30,172
--------------------------------------------------------------------------------
Cash and cash equivalents at end of period ...........    $ 18,418     $ 49,668
================================================================================

Supplemental disclosures of cash flow information:
  Interest paid on deposits and short-term
    borrowings .......................................    $  7,007     $  5,233
  Income taxes .......................................    $    353     $    728

                              NOTE 1. ACQUISITION


On June 28, 1996, the Corporation acquired Lehigh Savings Bank SLA, (Lehigh), a New Jersey chartered savings and loan institution in a transaction accounted for under the purchase method of accounting. At June 28, 1996, Lehigh had assets of $70.9 million (primarily cash and cash equivalents of $53.0 million and loans of $15.0 million) and deposits and stockholders' equity of $68.2 million and $2.7 million, respectively. The Corporation paid $5.5 million for Lehigh, resulting in goodwill of $3.8 million. The goodwill is being amortized on a straight-line basis over 15 years. The June 30, 1996 and 1997 consolidated financial statements of the Corporation includes assets, liabilities and results of operations of Lehigh since the acquisition date on both a current and comparable basis.

            MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


Net income and earnings per share remained relatively flat for the first six months of 1997 compared to the first six months of 1996. Net income for the six months ended June 30, 1997 was $2,186,000 as compared to $2,238,000 earned for the comparable six month period of 1996. On a per share basis, earnings were $0.93 as compared to $0.96 per share for the six months ended June 30, 1996. The annualized return on average assets was .92 percent for the six months ended June 30, 1997 as compared with 1.16 percent for the comparable period in 1996, while the annualized return on average stockholders' equity was 14.2 percent and
16.0 percent, respectively. Earnings performance for the six months ended June 30, 1997, reflected increased net interest income offset by increases in non-interest expense and income tax expense. All share and per share amounts have been restated to reflect the 1996 3 for 2 stock split and the 1997 5% stock dividend which paid on May 18, 1997.

Net income for the three months ended June 30, 1997 amounted to $946,000 as compared to $1,002,000 earned for the comparable three month period ended June 30, 1996. On a per share basis, earnings decreased to $.40 per share as compared with $.43 per share for the three months ended June 30, 1997 and 1996, respectively, while the annualized return on average assets was .78 percent compared with 1.02 percent for the comparable three month period in 1996. The annualized return on average stockholders' equity was 12.2 percent for the three month period ended June 30, 1997 as compared to 14.5 percent for the comparable three months ended June 30, 1996. Earnings performance for the second quarter of 1997 reflects a rise in non-interest expense and income-tax expense, coupled with a decline of $56,000 in other income, which together was greater than the change in the net interest margin, an increase of $1.1 million, as compared to the comparable period in 1996.

Net interest income is the difference between the interest earned on the portfolio of earnings-assets (principally loans and investments) and the interest paid for deposits and short-term borrowings which support these assets. Net interest income is presented below first in accordance with the Corporation's consolidated financial statements and then on a fully tax-equivalent basis by adjusting tax-exempt income (primarily interest earned on various obligations of state and political subdivisions) by the amount of income tax which would have been paid had the assets been invested in taxable issues.



NET INTEREST INCOME

---------------------------------------------------------------------------------------------
(dollars in thousands)                  Three months                  Six months
                                           ended                        ended
                                          June 30,                     June 30,
                                      ----------------   Percent   -----------------   Percent
                                       1997      1996    Change     1997       1996    Change
---------------------------------------------------------------------------------------------
Interest income:
  Investments ......................  $5,173    $4,135     25.1    $ 9,936    $8,067     23.2
  Loans, including fees ............   2,455     1,979     24.1      4,853     3,953     22.8
  Federal funds sold ...............     108         0    100.0        309        96    221.9
---------------------------------------------------------------------------------------------
    Total interest income ..........   7,736     6,114     26.5     15,098     2,116     24.6
---------------------------------------------------------------------------------------------
Interest expense:
  Certificates $100,000 or more ....   1,495     1,113     34.3      2,765     1,981     39.6
  Deposits .........................   2,013     1,397     44.1      4,025     2,898     38.9
  Short-term borrowings ............     188       164     14.6        295       346     14.7
---------------------------------------------------------------------------------------------
    Total interest expense .........   3,696     2,674     38.2      7,085     5,222     35.7
---------------------------------------------------------------------------------------------
    NET INTEREST INCOME* ...........   4,040     3,440     17.4      8,013     6,894     16.2
---------------------------------------------------------------------------------------------
Tax-equivalent adjustment ..........     124       149    -16.8        257       296    -13.2
Net interest income on a fully
  tax-equivalent basis .............  $4,164    $3,589     16.0    $ 8,270    $7,190     15.0
=============================================================================================

*  Before the provision for loan losses. NOTE: The tax-equivalent adjustment was computed based on an assumed statutory Federal income tax rate of 34 percent. Adjustments were made for interest accrued on securities of state and political subdivisions.


                                                                                        Page 7

Net interest income on a fully tax-equivalent basis for the six months ended June 30, 1997 increased $1,083,000 or 15.1 percent, from approximately $7.2 million for the comparable six month period in 1996. The Corporation's net interest margin declined to 3.76 percent from 3.98 in 1997 due to an increased cost of funds reflecting the continued pressure, in general, on short-term interest rates. This trend was consistent with the first quarter as the yield curve continues to flatten. For the six months ended June 30, 1997 earning assets increased by $79.2 million on average as compared with the six months ended June 30, 1996. The increase in the average yield on interest-earning assets of 10 basis points was offset by a more substantial increase in the average cost of interest-bearing liabilities of 27 basis points.

Net interest income on a fully tax-equivalent basis increased $575,000 or 16.0 percent to approximately $4.2 million for the three months ended June 30, 1997, from approximately $3.6 million for the comparable period in 1996. The net interest margin decreased to 3.71 percent from 3.92 percent due to the increased cost of funds reflecting the continued pressure, in general, on short-term interest rates. For the three months ended June 30, 1997, an increase in the average yield on interest earning-assets of 15 basis points was offset by a more substantial increase in the average cost of interest-bearing liabilities of 33 basis points. The decline in net interest spreads is primarily a result of the increased cost of interest-bearing liabilities and the Corporation's inability to fund a greater portion of the increase in earning-assets through increases in non-interest-bearing sources and core deposits. Average earning-assets increased by $83.0 million, as compared with the comparable three month period in 1996. The net increase in average interest-bearing liabilities was $78.7 million over the comparable three month period in 1996. The 1997 second quarter changes in average volumes were primarily due to increased volumes of loans and taxable investments funded with more costly time deposits. The change further reflects the impact of the Lehigh acquisition on volumes.

Interest income for the six month period ended June 30, 1997 increased by approximately $3.0 million or 23.7 percent, as compared to the comparable period ended June 30, 1996. The primary factor contributing to the increase was the previously cited changes in the growth of average earning-assets. The Corporation's loan portfolio increased on average $22.6 million to $122.509 million from $99.9 million in the same quarter of 1996. This growth was primarily driven by growth in commercial loans, commercial mortgages, home equity lines of credit, inclusive of the loans acquired from Lehigh. This growth was funded by deposit growth. The loan portfolio (traditionally the Corporation's highest yielding earning asset) represented approximately 28 percent of the Corporation's interest earning assets (on average) for the six months ended June 30, 1997 as compared with 27.3 percent for the comparable period in 1996.

For the three month period ended June 30, 1997 interest income increased by $1.6 million or 25.5 percent over the comparable three month period in 1996 on fully tax equivalent basis. The primary factor contributing to the increase was the previously cited changes in the growth of earning-assets. The Corporation's loan portfolio increased on average $24.2 million to $124.1 million from $99.9 million in the same quarter in 1996, primarily driven by growth in commercial loans, commercial mortgages and home equity lines of credit. This growth was funded through deposit growth. The loan portfolio represented approximately 28 percent of the Corporation's interest-earning assets (on average) during the second quarter of 1997 and 1996. Interest income generated from the loan portfolio during the three months ended June 30, 1997 was driven by the stable loan demand attributed in part to an aggressive advertising program.

Investments contributed the most significant change in the earning-asset mix for both the six and three month periods ended June 30, 1997. Investment volume was funded by the increased deposit volumes gained through the Corporation's expanded branch network and additional funds. These deposit funds for both the six and three month periods of 1997 and 1996, which increased approximately $86.2 million and $87.6 million, respectively on average, were used in investing activities, and interest rate risk management strategies. Within the investment portfolio the most significant changes in increased volumes took place among taxable securities segments which far outweighed the decreases in the nontaxable portfolio. The continued growth of taxable investment securities reflects the change in interest rates, making the yields on taxable investments more attractive.

Interest expense for the six months ended June 30, 1997 increased as a result of the growth in deposit volumes, and the continued pressure on the cost of funds in the short-term market. This pressure was heightened by the Federal Reserve's action on March 25, 1997, raising the federal funds index to 5.5 percent from the previous targeted level of 5.25 percent. As a result, pricing pressures have increased within the financial industry, to retain and attract new deposits and increased usage of money indexed to federal funds. For the six months ended June 30, 1997, interest expense increased $1.9 million or 35.6 percent as compared with the comparable six month period in 1996.

Interest expense for the three months ended June 30, 1997 increased as a result of the continued growth in deposit volumes, coupled with the changes in deposit mix. Rate pressures brought about by the gridlock in the short-term markets, primarily indexed to money center 30-90 day indicies, contributed significantly to the overall increased expense, as compared with the comparable three month period ended June 30, 1996.

Inflationary concerns and pace of the expanding economy have locked short-term interest rates at current levels, while the long and intermediate sectors of the curve have flattened. There continues to be disintermediation of rates in the short-term interest rate market. This in turn has effected the cost of funds associated with a number of the Corporation's funding products, i.e. municipal deposits tied to market indices, "Jumbo" Certificates of Deposits, and short-term repurchase agreements. Management believes that this pressure and continued disparity in the level of interest rates in the short-term end of the yield curve will continue to exert upward pressure on the cost of funds throughout 1997. Deposit growth during the first and second quarter of 1997 continue to be impacted by the depositors' desire for higher-yielding investment alternatives, such as mutual funds, stocks, tax-free instruments, and a variety of insurance products. As interest rates have remained high in the short-term market in the six and three month periods of 1997, depositors continued to shift funds from lower yielding savings and money market accounts into higher yielding certificates of deposit. Furthermore, the impact of this volume change in the deposit mix, coupled with the increased deposit volume indexed to this end of the curve, was a major factor in net change in the cost of funds, during 1997 as compared with 1996.

For the six months ended June 30, 1997, the Corporation's net interest yield on a tax-equivalent basis (i.e. net interest income on a tax equivalent basis as a percent of average interest-earning assets) declined to 3.16 percent from 3.33 percent for the six months ended June 30, 1996. This decline reflected a narrowing of margins due to the previously discussed pressure on rates at the short-end of the yield curve. The rise in these funding costs continue to change disproportionately to the rates on new loans and investments. Primarily this is reflected in time certificates greater than $100,000 supporting assets.

For the three months ended June 30, 1997, the Corporation's net interest yield on a tax-equivalent basis declined to 3.10 percent from 3.28 percent for the three months ended June 30, 1996. This decline reflected a narrowing of spreads between yields earned on loans and investments and rates paid for supporting funds. There was a favorable change in the mix of supporting interest-earning assets, primarily the increased investment and loan volumes. However, this was offset to some extent by the change in the mix of interest-bearing liabilities to more costly funding.

The contribution of non-interest-bearing sources (i.e. the differential between the average rate paid on all sources of funds and the average rate paid on interest-bearing sources) remained stable at approximately 60 and 61 basis points during both six month periods ended June 30, 1997 and 1996, respectively, and 61 and 62 basis points for the respective three month periods ended June 30, 1997 and 1996. This trend reflects the continued deposit pricing pressure exerted on interest margins, due to a shifting of these deposits to interest-bearing accounts.

Historically the Corporation has enjoyed more favorable volumes of these deposits which further underscores the "Industry" change to more reliance on interest-bearing funding sources.

INVESTMENTS

For the six months ended June 30, 1997, the average volume of investment securities increased by $50.6 million as compared to the same period in 1996. The tax-equivalent yield on investments increased to 6.65 percent or 17 basis points from a yield of 6.48 percent during the six month period ended June 30, 1996. The retention and increased yield on the investment portfolio during the first six months of 1997 was achieved through comparable to higher market rates obtained on purchases made to replace, in some cases, lower yielding investments which had matured, were prepaid, or were called.

For the three months ended June 30, 1997, the average volume of investment securities increased by $55.1 million from $262.0 million on average for the same three month period in 1996. The tax-equivalent yield on the investments increased, 6.68 percent and 6.46 percent in 1997 and 1996, respectively.

The impact of repricing activity on yields was lessened by a change in bond segmentation and some extension where risk is minimal within the portfolio investment maturities, resulting in narrowed spreads and by the current uncertainty of rates. Securities available-for-sale are a part of the Corporation's interest rate risk management strategy and may be sold in response to changes in interest rates, changes in prepayment risk, liquidity management and other factors.

At June 30, 1997, the total investment portfolio excluding overnight investments, averaged $306.6 million, or 69.6 percent of earning-assets, as compared to $256.0 million or 70.9 percent at June 30, 1996. The principal components of the investment portfolio are U.S. Government Treasury and Federal Agency callable and noncallable securities, including agency issued collateralized mortgage obligations.

At June 30, 1997 the net unrealized loss carried as a component of shareholders' equity amounted to a net unrealized gain of $330,000, as compared with an unrealized gain of $311,000 at December 31, 1996 resulting from the continued rally in the bond market. At June 30, 1996 the available-for-sale portfolio carried an unrealized gain of $186,000. This loss reflects the increase in rates that was occurring during that period versus a decline in rates at present producing the resulting increase in prices.


LOANS

Loan growth during the first six months of 1997 occurred in all segments of the loan portfolio. This growth occurred from the volume acquired in the Lehigh acquisition enhanced by the Corporation's marketing programs and new product lines. The stabilization of yield in the portfolio was a result of a stable prime rate environment coupled with a competitive rate structure to attract new loans. The results of increased volume were lessened by continued re-financing activity and by the heightened demand in the competing lending markets that exists. The Corporation's desire to grow this segment of the earning asset mix is reflected in its current business development plan and marketing plans, as well as, its short-term strategic plan.

Analyzing the loan portfolio for the six months ended June 30, 1997, average loan volume increased $22.6 million or 22.6 percent, while portfolio yield remained flat, increasing by 1 basis point compared which the same period in 1996. The volume related factors contributed increased earnings of $895,000 enhanced by $5,000 in the rate related change. The increased total average loan volume was due to increased customer activity and the purchase of Lehigh. For the three months ended June 30, 1997, average loan volume increased $24.2 million, while the portfolio yield remained flat as compared with the same period in 1996. The volume related factors contributed increased earnings of $4.3 million offset by a decline of $3.8 million due to rate related changes. Total average loan volume increased to $124.1 million with a net interest yield of 7.92 percent, as compared to $99.9 million with a yield of 7.92% for the three months ended June 30, 1996.

                                 RISK ELEMENTS

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

At June 30, 1997 and 1996, the Corporation had no restructured loans. Non-accrual loans amounted to $129,000 at June 30, 1997, and were comprised of two residential mortgage loans, as compared to $475,000 at June 30, 1996. Past due loans 90 days or more and still accruing amounted to $87,000 as of June 30, 1997 and $50,000 as of 1996. Of the balance, respectively, in each period, $87,000 and $40,000 were comprised of student loans, which are wholly guaranteed by the U.S. Government. Additionally, the Corporation did not have any other real estate owned (OREO) at June 30, 1997 and 1996.


(dollars in thousands)                                           1997       1996
--------------------------------------------------------------------------------
Loans past due 90 days and still accruing ...................    $ 87       $ 50
Non-accrual loans ...........................................     129        475
--------------------------------------------------------------------------------
Total non-performing assets .................................    $216       $525
================================================================================


ALLOWANCE FOR LOAN LOSSES

The purpose of the allowance for loan losses is to absorb the impact of losses inherent in the loan portfolio. Additions to the allowance are made through provisions charged against current operations and through recoveries made on loans previously charged-off. The allowance for loan losses is maintained at an amount considered adequate by Management to provide for potential credit losses based upon a periodic evaluation of the risk characteristics of the loan portfolio. In establishing an appropriate allowance, an assessment of the individual borrowers, a determination of the value of the underlying collateral, a review of historical loss experience and an analysis of the levels and trends of loan categories, delinquencies, and problem loans are considered. Such factors as the level and trend of interest rates and current economic conditions are also reviewed. At June 30, 1997 the level of allowance was $1,277,000 as compared to a level of $1,595,000 at June 30, 1996. There was no provision for loan losses during the six and three month periods ended June 30.

Various regulatory agencies, as an integral part of their examination process, periodically review the Corporation's allowance for loan losses. Such agencies may require the Corporation to increase the allowance based on their analysis of information available to them at the time of their examinations. The allowance for loan losses as a percentage of total loans amounted to 1.01 percent and 1.39 percent at June 30, 1997, and 1996, respectively. In Management's view the level of allowance during the first six months of 1997 has been adequate to cover any loss experience and therefore has not warranted any additions to the allowance during 1997.

During the six month period ended June 30, 1997, the Corporation did not experience any substantial problems within its loan portfolio. Net charge-offs were approximately $16,000. At June 30, 1997 the Corporation had non-accrual loans amounting to $129,000, and $475,000 non-accrual loans at June 30, 1996. The Corporation continues to aggressively pursue collections of principal and interest on loans previously charged off.

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

Changes in the allowance for possible loans losses for the period ended June 30, 1997 and 1996, respectively, are set forth below.


                           ALLOWANCE FOR LOAN LOSSES
                                 (in thousands)
--------------------------------------------------------------------------------
                                                           Three months ending
                                                                June 30,
                                                         -----------------------
                                                           1997          1996
--------------------------------------------------------------------------------
Average loans outstanding ..........................     $122,509      $ 99,911
--------------------------------------------------------------------------------
Total loans at end of period .......................      125,935       114,820
--------------------------------------------------------------------------------

Analysis of the allowance for loan losses
Balance at the beginning of year ...................        1,293         1,073
  Charge-offs:
    Commercial .....................................            1             0
    Real estate-mortgage ...........................            0             0
    Installment loans ..............................           19             6
--------------------------------------------------------------------------------
        Total charge-offs ..........................           20             6

Recoveries:
  Commercial .......................................            0             0
  Real estate-mortgage .............................            0             0
  Installment loans ................................            4             3
--------------------------------------------------------------------------------
        Total recoveries ...........................            4             3

Net Charge-offs: ...................................           16             3
  Adjustments from the Acquisition
    of Lehigh Savings SLA ..........................            0           525
--------------------------------------------------------------------------------
Balance at end of period ...........................     $  1,277      $  1,595
================================================================================

Ratio of net charge-offs during the period to
  average loans outstanding during the period ......         0.01%         0.00%
--------------------------------------------------------------------------------
Allowance for loan losses as a
  percentage of total loans ........................         1.01          1.39
--------------------------------------------------------------------------------


OTHER NON-INTEREST INCOME

The following table presents the principal categories of non-interest income for the three and six month periods ended June 30, 1997 and 1996.

---------------------------------------------------------------------------------------------
(dollars in thousands)                  Three months                  Six months
                                           ended                        ended
                                          June 30,                     June 30,
                                      ----------------   Percent   -----------------   Percent
                                       1997      1996    Change     1997       1996    Change
---------------------------------------------------------------------------------------------
Other income:
  Service charges, commissions
    and fees ......................   $137      $122       12.3    $275       $236       16.5
  Other income ....................     39        30       30.0      70         63       11.1
  Gain on securities sold .........      0        80      100.0       0         80      100.0
---------------------------------------------------------------------------------------------
       Total other income .........   $176      $232      -24.1    $345       $379       -9.0
=============================================================================================


For the six month period ended June 30, 1997, total other (non-interest) income, net of gains on securities sold, reflects an increase of $46,000 or 15.4 percent compared with the comparable six month period ended June 30, 1997. This overall increase was primarily as a result of service charges, commissions, and fees. These fees increased primarily as a result of an increase in business activity. Gains on securities sold during 1996 were made in the available-for-sale portfolio in managing the Bank's investment portfolio and interest rate risk position. These needs arise on an "as required" basis and are not normal routine transactions. No such transactions occurred during 1997, for either the three or six month periods.

For the three months ended June 30, 1997, total other (non-interest) income net of gains on securities sold, increased $24,000 or 15.8 percent as compared to the three months ended June 30, 1997. The increase in other income is primarily due to the increase in service charges, commissions and fees which primarily increased as a result of an increase in business activity.


OTHER NON-INTEREST EXPENSE


The following table presents the principal categories of non-interest expense for the three and six month periods ended June 30, 1997 and 1996.

---------------------------------------------------------------------------------------------
(dollars in thousands)                  Three months                  Six months
                                           ended                        ended
                                          June 30,                     June 30,
                                      ----------------   Percent   -----------------   Percent
                                       1997      1996    Change     1997       1996    Change
---------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------
Other expense:
  Salaries and employee benefits      $1,384    $1,280      8.1    $2,682     $2,374     13.0
  Occupancy expense, net                 242       180     34.4       520        415     25.3
  Premise & equipment expense            321       228     40.8       649        422     53.8
  Stationery and printing expense        120       168    -28.6       196        235    -16.6
  Marketing & Advertising                 81        65     24.6       208        133     56.4
  Other expenses                         568       333     70.6       932        668     39.5
---------------------------------------------------------------------------------------------
      Total other expense             $2,716    $2,254     20.5    $5,187     $4,247     22.1
=============================================================================================

For the six month period ended June 30, 1997, total other (non-interest) expenses increased $940,000 or 22.1 percent over the comparable period ended June 30, 1996. Included in the 1997 expense figures is the amortization expenses of goodwill, resulting from the acquisition of Lehigh. This expense amounted to $160,000 for the 1997 period as compared with $0 in 1996.

For the three month period ended June 30, 1997, total other (non-interest) expense increased $462,000 or 20.5 percent over the comparable three months ended June 30, 1996. This was due largely to expansion of the Bank's branch network coupled with the expense of on-going technological and automation programs. Salaries and employee benefits cost coupled with premise and equipment expenses comprised the primary components of the total increase for both the three and six month periods. Strict control over other expenses has been a key strategic objective of Management to maximize earnings efficiency. The Corporation's efficiency ratio (other expenses less nonrecurring expense and other income as a percentage of net interest income on tax-equivalent basis) for the six months ended June 30, 1997, was 58.5 percent as compared with 53.8 percent at June 30, 1996. For the three month ended June 30, 1997 this ratio was
61.0 percent as compared with 56.3 for the comparable period ended June 30, 1996.

The increase in employment expense is primarily attributable to increased staffing levels, 159 full-time equivalent employees at June 30, 1997 versus 146 at June 30, 1996, and merit and promotional raises and higher benefit costs. The increase of $104,000 or 8.1 percent during the three months ended June 30, 1997 as compared with the comparable three month period in 1996, was also attributable to these factors.

The increased staffing levels were required to support the growth of the Bank and reflects maintaining full staffing levels at the Corporation's office locations. The benefit component of the increase relates to increased medical and other employee benefit expense.

Occupancy and Bank premise expense for the six months ended June 30, 1997 increased $332,000 or 39.7 percent as compared to the comparable period ended June 30, 1996. This increase in expense includes an increase of $97,000 in rent and real estate taxes, coupled with a $286,000 increase in depreciation charges for Bank premise and equipment, as compared with the comparable six month period ended June 30, 1996. These expenses are related to properties acquired as a result of the acquisition of Lehigh Savings SLA, the new Madison banking center, and capital expenditures on associated fixed asset purchases.

Occupancy and bank premise and equipment expense for the three month period ended June 30, 1997 increased $155,000 or 38 percent over the comparable three month period in 1996. This increase in bank premise and equivalent expense in 1997 is primarily attributable to normal operating costs of the Corporation's expanded facilities coupled with a full quarter's depreciation expense on 1996's fixed asset purchases and technology expenditures; these include check imaging and PC Banking. Occupancy expenses similarly reflect the associated costs of the Corporation's expanded facilities. For the three month period June 30, 1997, rental expenses increased $45,000 over the comparable three month period in 1996. These rents are associated with the acquired Millburn Mall Banking Center and the new Madison Banking Center.


PROVISION FOR INCOME TAXES

The effective tax rate for the six month period ended June 30, 1997 was 31.1 percent as compared to 26.0 percent for the six months ended June 30, 1996. The effective tax rate continues to be less than the statutory Federal tax rate of 34 percent and New Jersey corporate tax rate of approximately 9 percent. The difference between the statutory and the effective tax rates, other than increased taxable revenues, primarily reflects the federal tax-exempt status of interest income on obligations of states and political subdivisions.

The Corporation's provision for income taxes increased for both the three and six months from 1996 to 1997 primarily as a result of increased state taxes, a reduction of tax-exempt income and the disallowance of amortization expense associated with goodwill.

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

At June 30, 1997, the Corporation reflects a negative interest sensitivity gap (or an interest sensitivity ratio) of .38:1.00 at the cumulative one year position. During much of 1997 the Corporation had a negative interest sensitivity gap. The maintenance of a liability-sensitive position during 1996 had an adverse impact on the Corporation's net interest margins; however, based on management's perception that interest rates will continue to be volatile, emphasis has been placed on interest-sensitivity matching with the objective of achieving a stable net interest spread during 1997.


LIQUIDITY

The liquidity position of the Corporation is dependent on successful management of its assets and liabilities so as to meet the needs of both deposit and credit customers. Liquidity needs arise principally to accommodate possible deposit outflows and to meet customers' requests for loans. Such needs can be satisfied by scheduled principal loan repayments, maturing investments, short-term liquid assets and deposit in-flows. The objective of liquidity management is to enable the Corporation to maintain sufficient liquidity to meet its obligations in a timely and cost-effective manner. Management monitors current and projected cashflows, and adjusts positions as necessary to maintain adequate levels of liquidity. By using a variety of potential funding sources and staggering maturities, the risk of potential funding pressure is significantly reduced. Management also maintains a detailed liquidity contingency plan designed to adequately respond to situations which could lead to liquidity concerns. Anticipated cash-flows at June 30, 1997, projected to June of 1998, indicates that the Bank's liquidity should remain strong, with an approximate projection of $62.0 million in anticipated cashflows over the next twelve months. This projection represents a forward-looking statement under the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from this projection depending upon a number of factors, including the liquidity needs of the Bank's customers, the availability of sources of liquidity and general economic conditions.

The Corporation derives a significant proportion of its liquidity from its core deposit base. For the six month period ended June 30, 1997, average core deposits (comprised of total demand, savings accounts and money market accounts under $100,000) represented 47.6 percent of total deposits as compared with 53.5 percent on average in the comparable period in 1996. More volatile rate sensitive deposits, concentrated in time certificates of deposit for the six month period ended June 30, 1997, increased to 39.5 percent on average of total deposits from 28.8 percent during the six months ended June 30, 1996. This change has resulted from the rise in short-term rates during the latter part of 1996 which continued into 1997.

The increase in average funding sources during the six months ended June 30, 1997 resulted primarily from an increase in business and public fund deposits offset by a decrease of $1.4 million on average in Federal funds purchased and securities sold under agreement to repurchase. Non-interest bearing funding sources as a percentage of the funding mix decreased to 15.9 percent on average as compared to 17.3 percent for the six month period ended June 30, 1996. Demand deposits as a percentage of the funding mix continue to be replaced by more expensive interest-bearing core deposits.

Short-term borrowings can be used to satisfy daily funding needs. Balances in these accounts fluctuate significantly on a day-to-day basis. The Corporation's principal short-term funding sources are securities sold under agreement to repurchase. Average short-term borrowings during the first six months of 1997 were $10.9 million, a decrease of $1.4 million or 11.5 percent from $12.3 million in average short-term borrowings during the comparable six months ended June 30, 1996. This change was due primarily to insufficient funding.


CASH FLOW

The consolidated statements of cash flows present the changes in cash and cash equivalents from operating, investing and financing activities. During the six months ended June 30, 1997, cash and cash equivalents (which decreased overall by $ 24.6 million) were provided (on a net basis) by the $2.9 million in cashflow from operating activities and by $18.3 million in cash flows provided by financing activities. A total of $45.8 million was used in investing activities principals through net investments in investments and $8.1 million increase in loans.


SHAREHOLDER'S EQUITY

Shareholders' equity averaged $30.9 million for the six month period ended June 30, 1997, an increase from $28.0 million, or 10.4 percent, during the same period in 1996. The Corporation's dividend reinvestment and optional stock purchase plan contributed $145,000 in new capital for the six months ended June 30, 1997 as compared with $116,000 for the comparable period in 1996. Tangible book value per common share, after the 5% stock dividend effective May 18, 1997, paid May 31, 1997 and the 3-for-2 stock split effective May 1, 1996, paid May 31, 1996, was $11.76 at June 30, 1997 as compared to $11.29 at December 31, 1996. Tangible book value per common share was $10.41 at June 30, 1996, as adjusted for above noted stock split and 5% stock dividend.

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


RISK-BASED CAPITAL/LEVERAGE

Banking regulations require banks to maintain minimum levels of regulatory capital. Under the regulations in effect at June 30, 1997, the Bank was required to maintain (i) a minimum leverage ratio of Tier 1 capital to total adjusted assets of 4.0%, and (ii) minimum ratios of Tier 1 and total capital to risk-weighted assets of 4.0% and 8.0%, respectively.

At June 30, 1997, total Tier l capital (defined as tangible stockholders' equity for common stock and certain perpetual preferred stock) amounted to $27.8 million or 6.51 percent of total assets. The total Tier II leverage capital ratio was an additional 5.76 percent of total assets. Tier I capital excludes the effect of SFAS No. 115, which amounted to $330,000 of net unrealized gain, after tax, on securities available-for-sale (included as a component of stockholders' equity) and goodwill of approximately $3.5 million as of June 30, 1997.

At June 30, 1997, the Corporation's estimated Tier I risk based and total risk-based capital ratios were 16.1 percent and 16.9 percent, respectively. These ratios are well above the minimum guidelines of capital to risk-adjusted assets in effect as of June 30, 1997.

Under its prompt corrective action regulations, bank regulators are required to take certain supervisory actions (and may take additional discretionary actions) with respect to an undercapitalized institution. Such actions could have a direct material effect on the institution's financial statements. The regulations establish a framework for the classification of financial institutions into five categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. Generally, an institution is considered well capitalized if it has a leverage (Tier 1) capital ratio of at least 5.0%; a Tier 1 risk-based capital ratio of at least 6.0%; and a total risk-based capital ratio of at least 10.0%.

The foregoing capital ratios are based in part on specific quantitative measures of assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by the bank regulators about capital components, risk weightings and other factors.

As of June 30, 1997, management believes that the Bank meets all capital adequacy requirements to which it is subject.

RECENT ACCOUNTING PRONOUNCEMENTS

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

Statement 128 is applicable to all entities that have issued common stock or potential common stock (e.g., options, warrants, convertible securities, contingent stock agreements, etc.) if those securities trade in a public market either on a stock exchange (domestic or foreign) or in the over-the-counter market, including securities quoted only locally or regionally. This Statement also applies to an entity that has made a filing or is in the process of filing with a regulatory agency in preparation for the sale of those securities in a public market. However, Statement 128 does not require presentation of EPS for investment companies or in statements of wholly-owned subsidiaries.

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


SFAS No. 130

FASB Statement No. 130, "Reporting Comprehensive Income" (Statement 130) establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. Statement 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income reported in a financial statement that is displayed with the same prominence as other financial statements. Statement 130 does not require a specific format for that financial statement but requires that an enterprise display an amount representing total comprehensive income for the period in that financial statement.

Statement 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately form retained earnings and additional paid-in capital in the equity section of a statement of financial position. This statement is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required.

SFAS No. 131

FASB Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" (Statement 131) requires public companies to report information about business segments in their annual financial statements and selected business segment information in quarterly reports issued to shareholders. Statement 131 requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues, and its major customers. This statement supersedes FASB Statement No. 14, "Financial Reporting for Segments of a Business Enterprise." Statement 131 is effective for fiscal years beginning after December 15, 1997.

                             II. OTHER INFORMATION


Item 1. Legal proceedings

           None

Item 2. Change in securities

Item 3. Defaults upon senior securities

Item 4. Submission of Matters to Vote of Security Holders

           None

Item 6. Exhibits and Reports on Form 8-K

           A)  Exhibits

           B)  Reports on Form 8-K

               There were no reports on Form 8-K filed during the three months ended June 30, 1997.

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf, by the undersigned, thereunto duly authorized.



                                         CENTER BANCORP, INC.


Date:                                      /s/ ANTHONY C. WEAGLEY
----------------------                     -------------------------------------
                                               Anthony C. Weagley, Treasurer
                                               (Chief Financial Officer)