Form 10-Q
period 1997-09-30
CENTER BANCORP INC
filed 1997-11-13
CIK 712771

================================================================================

                        SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    ---------

                                    FORM 10-Q

(Mark One)

   [X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

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

                             Yes [X]     No [ ]


                       SHARES OUTSTANDING ON SEPTEMBER 30, 1997
                  ---------------------------------------------
                  Common stock no par value -- 2,358,479 shares

================================================================================

                              CENTER BANCORP, INC.

                               INDEX TO FORM 10-Q

PART I.  FINANCIAL INFORMATION                                            PAGE
                                                                          ----
         ITEM I.  Financial Statements
                  Consolidated Statements of  Condition
                  at September 30, 1997 (Unaudited) and
                  December 31, 1996 .....................................   3

                  Consolidated Statements of Income for the
                  Three and Nine Months Ended September 30, 1997
                  and 1996 (Unaudited) ..................................   4

                  Consolidated Statements of Cash Flows for the
                  Nine Months Ended September 30, 1997 and 1996
                  (Unaudited) ...........................................   5

                  Notes to the Consolidated Financial Statements ........  6-7

          In the opinion of Management, all adjustments necessary for a fair presentation of the company's financial position and results of operations for the interim periods have been made. Such adjustments are of a normal recurring nature. All share and per share amounts have been restated to reflect a 3 for 2 stock split paid on May 31, 1996 to shareholders of record on May 1, 1996. Also reflected and restated for all prior periods is the 5% stock dividend paid on May 31, 1997 to shareholders of record May 18, 1997. Results for the period ended September 30, 1997 are not necessarily indicative of results for any other interim period or for the entire fiscal year. Reference is made to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 for information regarding accounting principles.

         ITEM 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations ........  8-18

PART II.  OTHER INFORMATION ............................................    19

         SIGNATURES ....................................................    20


CENTER BANCORP, INC.
CONSOLIDATED STATEMENTS OF CONDITION


                                                                 September 30, December 31,
(DOLLARS IN THOUSANDS)                                              1997         1996
 --------------------                                            ------------- ------------
                                                                 (unaudited)
Assets:
  Cash and due from banks ......................................   $ 15,813     $ 19,761
  Federal funds sold ...........................................          0       10,000
  Securities purchased under agreement to resell ...............          0       13,300
                                                                   --------     --------
      Total cash and cash equivalents ..........................     15,813       43,061
                                                                   --------     --------
  Investment securities held to maturity (approximate
     market value of $238,900 in 1997 and $218,788 in 1996) ....    228,062      218,584
  Investment securities available for sale .....................     92,156       61,539
                                                                   --------     --------
      Total investment securities ..............................    320,218      280,123
                                                                   --------     --------
  Loans, net of unearned income ................................    126,861      117,830
    Less - Allowance for loan losses ...........................      1,269        1,293
                                                                   --------     --------
        Net loans ..............................................    125,592      116,537
                                                                   --------     --------
  Premises and equipment, net ..................................      9,362       10,104
  Accrued interest receivable ..................................      4,701        4,371
  Other assets .................................................      1,698        1,341
  Goodwill .....................................................      3,462        3,681
                                                                   --------     --------
        Total assets ...........................................   $480,846     $459,218
                                                                   ========     ========
Liabilities
  Deposits:
    Non-interest bearing .......................................   $ 71,308     $ 68,086
    Interest bearing:
      Certificates of deposit $100,000 and over ................    116,135       99,818
      Savings and Time Deposits ................................    241,736      258,750
                                                                   --------     --------
        Total deposits .........................................    429,179      426,654
  Federal funds purchased and securities sold under
    agreements to repurchase ...................................     16,000            0
  Accounts payable and accrued liabilities .....................      3,231        2,351
                                                                   --------     --------
        Total Liabilities ......................................    448,410      429,005

Stockholders' equity:
  Common stock, no par value: Authorized 20,000,000 shares;
   issued 2,672,484 and 2,660,066 in 1997 and 1996 .............      4,677        4,468
  Appropriated surplus .........................................      3,510        3,510
  Retained earnings ............................................     25,450       23,738
                                                                    -------     --------
                                                                     33,637       31,716
  Less - Treasury stock at cost (314,005 shares in 1997 and 1996
    respectively) ..............................................      1,814        1,814
  Net unrealized gain on investment securities
    available-for-sale, net of taxes............................        613          311
                                                                   --------     --------
        Total stockholders' equity .............................     32,436       30,213
                                                                   ========     ========
        Total liabilities and stockholders' equity .............   $480,846     $459,218
                                                                   ========     ========

          See Accompanying Notes To Consolidated Financial Statements


CENTER BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
        (unaudited)


                                                                  Three Months Ended        Nine Months Ended
                                                                    September 30,             September 30,
                                                              ------------------------  ------------------------

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)                     1997         1996         1997        1996
---------------------------------------------                 -----------  -----------  ----------   -----------
Interest income:
  Interest and fees on loans ..............................   $    2,492   $    2,356   $    7,345   $    6,309
  Interest and dividends on investment securities:
    Taxable interest income ...............................        5,032        4,473       14,470       11,898
    Nontaxable interest income ............................          228          276          727          850
  Interest on Federal funds sold and securities
     purchased under agreement to resell ..................          147          167          455          331
                                                              ----------   ----------   ----------   ----------
        Total interest income .............................        7,899        7,272       22,997       19,388
                                                              ----------   ----------   ----------   ----------
Interest expense:
  Interest on certificates of deposit $100,000 or more ....        1,575        1,094        4,340        3,075
  Interest on savings and time deposits ...................        2,043        2,118        6,068        5,016
  Interest on short-term borrowings .......................          194           26          489          369
                                                              ----------   ----------   ----------   ----------
        Total interest expense ............................        3,812        3,238       10,897        8,460
                                                              ----------   ----------   ----------   ----------
        Net interest income ...............................        4,087        4,034       12,100       10,928
Provision for loan losses .................................            0            0            0            0
                                                              ----------   ----------   ----------   ----------
        Net interest income after provision for loan losses        4,087        4,034       12,100       10,928
                                                              ----------   ----------   ----------   ----------
Other income:
  Service charges, commissions and fees ...................          166          142          441          378
  Other income ............................................           27           35           97           98
  Gain on securities sold .................................            0            0            0           80
                                                              ----------   ----------   ----------   ----------
        Total other income ................................          193          177          538          556
                                                              ----------   ----------   ----------   ----------
Other expense:
  Salaries and employee benefits ..........................        1,545        1,340        4,227        3,714
  Occupancy expense, net ..................................          243          252          763          667
  Premises and equipment expense ..........................          343          325          992          747
  Stationery and printing expense .........................           73          136          269          371
  Marketing and advertising ...............................           74          204          282          337
  Other expenses ..........................................          594          595        1,526        1,263
                                                              ----------   ----------   ----------   ----------
        Total other expense ...............................        2,872        2,852        8,059        7,099
                                                              ----------   ----------   ----------   ----------
        Income before income tax expense ..................        1,408        1,359        4,579        4,385
Income tax expense ........................................          492          358        1,477        1,146
                                                              ----------   ----------   ----------   ----------
        Net income ........................................   $      916   $    1,001   $    3,102   $    3,239
                                                              ==========   ==========   ==========   ==========
Earnings per share ........................................   $     0.39   $     0.43   $     1.32   $     1.38
                                                              ----------   ----------   ----------   ----------
Weighted average common shares outstanding ................    2,357,609    2,344,600    2,354,678    2,340,808
                                                              ==========   ==========   ==========   ==========


* ALL SHARE AND PER SHARE AMOUNTS HAVE BEEN RESTATED TO REFLECT THE THREE-FOR-TWO STOCK SPLIT IN MAY OF 1996 AND THE 5% STOCK DIVIDEND PAID IN MAY OF 1997

          See Accompanying Notes To Consolidated Financial Statements



CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                         SEPTEMBER 30
                                                                    ---------------------
(DOLLARS IN THOUSANDS)                                                 1997       1996
======================                                              =========   =========
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income ....................................................   $  3,102    $  3,239
  Adjustments to reconcile net income to net cash
    provided by operating activities:
     Depreciation and amortization ..............................      1,109         740
     (Increase) decrease in accrued interest receivable .........       (330)     (1,255)
     (Increase) decrease in other assets ........................       (298)     (5,172)
     Increase (decrease) in other liabilities ...................        880         244
     Amortization of premium and accretion of
      discount on investment securities, net ....................        179         364
                                                                    --------    --------
        Net cash provided by (used in) operating activities .....      4,642      (1,840)
                                                                    --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from maturities of securities available-for-sale .....      9,284      15,797
  Proceeds from maturities of securities held-to-maturity .......     32,871      20,743
  Proceeds from sales of investment securities available-for-sale          0      36,086
  Purchase of securities available-for-sale .....................    (43,183)    (65,624)
  Purchase of securities held-to-maturity .......................    (39,027)    (83,601)
  Net (increase) in loans .......................................     (9,055)    (15,983)
  Property and equipment expenditures, net ......................       (124)     (3,094)
                                                                    --------    --------
     Net cash used in investing activities ......................    (49,234)    (95,676)
                                                                    --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in deposits ......................................      2,525     118,954
  Dividends paid ................................................     (1,390)     (1,344)
  Proceeds from issuance of common stock ........................        209         215
  Net increase (decrease) in short term borrowing ...............     16,000     (22,023)
                                                                    --------    --------
        Net cash provided by financing activities ...............     17,344      95,802
                                                                    --------    --------
        Net decrease in cash and cash equivalents ...............    (27,248)     (1,714)
                                                                    --------    --------
Cash and cash equivalents at beginning of period ................     43,061      30,172
                                                                    --------    --------
Cash and cash equivalents at end of period ......................   $ 15,813    $ 28,458
                                                                    ========    ========
Supplemental disclosures of cash flow information:
  Interest paid on deposits and short-term borrowings ...........   $ 10,772    $  8,335
  Income taxes ..................................................   $    502    $  1,193
Cash paid for the acquisition of Lehigh .........................   $      0    $  5,550



          See Accompanying Notes To Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements of Center Bancorp Inc., (the Corporation) are prepared on the accrual basis and include the accounts of the Corporation and its wholly owned subsidiary, Union Center National Bank (the Bank). All significant intercompany accounts and transactions have been eliminated from the accompanying consolidated financial statements.

BUSINESS

The Bank provides a full range of banking services to individual and corporate customers through branch locations in Union and Morris Counties, New Jersey. The Bank is subject to competition from other financial institutions and is subject to the regulations of certain federal agencies and undergoes periodic examinations by those regulatory authorities.

BASIS OF FINANCIAL STATEMENT PRESENTATION

The consolidated financial statements have been prepared in conformity with generally accepted accounting principles. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statement of condition and revenues and expenses for the applicable period. Actual results could differ significantly from those estimates.

NOTE 2
ACQUISITION OF LEHIGH SAVINGS BANK SLA (LEHIGH)

On June 28, 1996, the Corporation acquired Lehigh Savings Bank SLA, (Lehigh), a New Jersey chartered savings and loan institution in a transaction accounted for under the purchase method of accounting. At June 28, 1996, Lehigh had assets of $70.9 million (primarily cash and cash equivalents of $53.0 million and loans of $15.0 million) and deposits and stockholders' equity of $68.2 million and $2.7 million, respectively. The Corporation paid $5.5 million for Lehigh, resulting in goodwill of $3.8 million. The goodwill is being amortized on a straight-line basis over 15 years. The September 30, 1996 and 1997 consolidated financial statements of the Corporation includes assets, liabilities and results of operations of Lehigh since the acquisition date on both a current and comparable basis.

NOTE 3
RECENTLY ISSUED ACCOUNTING STANDARDS

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

Statement 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997. Earlier application is not permitted. After adoption, all prior period EPS data presented shall be restated (including interim financial statements, summaries of earnings and selected financial data) to conform with Statement 128.

SFAS NO.  130

FASB Statement No. 130, "Reporting Comprehensive Income" (Statement 130) establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. Statement 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Statement 130 does not require a specific format for that financial statement but requires that an enterprise display an amount representing total comprehensive income for the period in that financial statement.

Statement 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. This statement is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required.

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

            MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Net income for the three months ended September 30, 1997 amounted to $916,000 as compared to $1,001,000 earned for the comparable three month period ended September 30, 1996. On a per share basis, earnings decreased to $.39 per share as compared with $.43 per share for the three months ended September 30, 1996. The annualized return on average assets was .75 percent compared with .89 percent for the comparable three month period in 1996. The annualized return on average stockholders' equity was 11.4 percent for the three month period ended September 30, 1997 as compared to 13.7 percent for the comparable three months ended September 30, 1996. Earnings performance for the third quarter of 1997 primarily reflects a rise in income-tax expense, which was greater than the change in the net interest margin, an increase of $53 thousand, as compared to the comparable period in 1996.

Net income and earnings per share declined 4.2 and 4.4 percent respectively for the first nine months of 1997 compared to the first nine months of 1996. Net income for the nine months ended September 30, 1997 was $3,102,000 as compared to $3,239,000 earned for the comparable nine month period of 1996. On a per share basis, earnings were $1.32 as compared to $1.38 per share for the nine months ended September 30, 1996. The annualized return on average assets was .86 percent for the nine months ended September 30, 1997 as compared with 1.06 percent for the comparable period in 1996, while the annualized return on average stockholders' equity was 13.2 percent and 15.2 percent, respectively. Earnings performance for the nine months ended September 30, 1997, reflected increased net interest income offset by increases in non-interest expense and income tax expense. All share and per share amounts have been restated to reflect the 3 for 2 stock split in May of 1996 and the 5% stock dividend which was paid on May 31, 1997.

Net interest income is the difference between the interest earned on the portfolio of earning-assets (principally loans and investments) and the interest paid for deposits and short-term borrowings which support these assets. Net interest income is presented below first in accordance with the Corporation's consolidated financial statements and then on a fully tax-equivalent basis by adjusting tax-exempt income (primarily interest earned on various obligations of state and political subdivisions) by the amount of income tax which would have been paid had the assets been invested in taxable issues.


NET INTEREST INCOME


                              Three months ended          Nine months ended
                                 September 30,               September 30,
                              ------------------ Percent  -----------------  Percent
(dollars in thousands)          1997      1996   Change    1997      1996    Change
                              -------   ------- -------  -----------------  -------
Interest income:
 Investments .............    $5,260    $4,749     10.8  $15,197   $12,748     19.2
 Loans, including fees ...     2,492     2,356      5.8    7,345     6,309     16.4
 Federal funds sold ......       147       167    (12.0)     455       331     37.5
                              ------    ------           -------   -------
   Total interest income .     7,899     7,272      8.6   22,997    19,388     18.6
                              ------    ------           -------   -------
Interest expense:
 Certificates $100,000 or
   more ..................     1,575     1,094     44.5    4,340     3,075     41.1
Savings and Time .........     2,043     2,118     (3.8)   6,068     5,016     21.0
 Short-term borrowings ...       194        26     96.9      489       369     72.9
                              ------    ------           -------   -------
   Total interest expense      3,812     3,238     17.7   10,897     8,460     28.8
                              ------    ------           -------   -------
   NET INTEREST INCOME* ..     4,087     4,034      1.3   12,100    10,928     10.7
                              ------    ------           -------   -------
Tax-equivalent adjustment.       117       142    (17.6)     375       438    (14.4)
Net interest income on a
 fully tax-equivalent
 basis ...................    $4,204    $4,176      0.7  $12,475   $11,366      9.8
                              ======    ======           =======   =======


* Before the provision for loan losses. NOTE: The tax-equivalent adjustment was computed based on an assumed statutory Federal income tax rate of 34 percent. Adjustments were made for interest accrued on securities of state and political subdivisions.

Net interest income on a fully tax-equivalent basis increased $28,000 or .67 percent to approximately $4.2 million for the three months ended September 30, 1997, marginally higher than the comparable period in 1996. For the three months ended September 30, 1997, the net interest margin decreased to 3.69 percent from
4.02 percent due to the increased cost of funds reflecting the continued pressure, in general, on short-term interest rates. For the three months ended September 30,1997, a decrease in the average yield on interest earning-assets of 10 basis points coupled with a more substantial increase in the average cost of interest-bearing liabilities of 30 basis points accounted for the decline in the net interest margin. The decline in net interest spreads is primarily a result of the increased cost of interest-bearing liabilities and the Corporation's inability to fund a greater portion of the increase in earning-assets through increases in non-interest-bearing sources and core deposits. Average earning-assets increased by $39.9 million, from the comparable three month period in 1996. The net increase in average interest-bearing liabilities was $30.8 million over the comparable three month period in 1996. The 1997 third quarter changes in average volumes were primarily due to increased volumes of loans and taxable investments funded with more costly time deposits. The change further reflects the impact of the Lehigh acquisition on volumes.

Net interest income on a fully tax-equivalent basis for the nine months ended September 30, 1997 increased $1.1 million or 9.8 percent, to approximately $12.5 million from the comparable nine month period in 1996. The Corporation's net interest margin in 1997 declined to 3.73 percent from 4.02 due to an increased cost of funds reflecting the continued pressure, in general, on short-term interest rates. This trend was consistent with the first two quarters as the yield curve continues to flatten. For the nine months ended September 30, 1997 earning assets increased by $68.1 million on average as compared with the nine months ended September 30, 1996. The substantial increase in the average cost of interest-bearing liabilities of 26 basis points accounted for the decline in the net interest margin.

For the three month period ended September 30, 1997 interest income on a fully tax-equivalent basis increased by $602,000 or 8.1 percent over the comparable three month period in 1996. The primary factor contributing to the increase was the previously cited growth of average earning-assets. The Corporation's loan portfolio increased on average $10.0 million to $125.3 million from $115.3 million in the same quarter in 1996, primarily driven by growth in commercial loans, commercial mortgages and home equity lines of credit. This growth was funded through deposit growth. The loan portfolio (traditionally the Corporations highest yielding earning asset) represented approximately 28 percent of the Corporation's interest-earning assets (on average) during the third quarter of 1997 and 1996.

Interest income for the nine month period ended September 30, 1997 increased by approximately $3.5 million or 17.9 percent, on a fully taxable equivalent basis as compared to the comparable period ended September 30, 1996. The primary factor contributing to the increase was the previously cited growth of average earning-assets. The Corporation's average loan portfolio increased $18.3 million to $123.4 million from $105.1 million in the comparable period of 1996. This growth was primarily driven by growth in commercial loans, commercial mortgages, and home equity lines of credit, inclusive of the loans acquired from Lehigh. This growth was funded by deposit growth. The loan portfolio represented approximately 27.7 percent of the Corporation's interest earning assets (on average) for the nine months ended September 30, 1997 as compared with 27.8 percent for the comparable period in 1996.

Investments contributed the most significant change in the earning-asset mix for both the three and nine month periods ended September 30, 1997. Investment volume was funded by the increased deposit volumes gained through the Corporation's expanded branch network coupled with growth from existing depositors. These deposit funds for both the three and nine month periods of 1997 and 1996, which increased approximately $18.9 million and $59.7 million, respectively on average, were used in investing activities, and interest rate risk management strategies. Within the investment portfolio the most significant changes due to increased volumes took place among taxable securities segments which far outweighed the decreases in the nontaxable portfolio. The continued growth of taxable investment securities reflects the change in interest rates, making the yields on taxable investments more attractive.

Interest expense for the three months ended September 30, 1997, increased $574,000 or 17.7 percent from the comparable three month period ended September 30, 1996, as a result of the continued growth in deposit volumes, coupled with the changes in deposit mix. Rate pressures brought about by the flattening of the yield curve, contributed significantly to the overall increased interest expense, as compared with the three months ended September 30, 1996.

For the nine months ended September 30, 1997, interest expense increased $2.4 million or 28.8 percent as compared with the comparable nine month period in 1996. Interest expense for the nine months ended September 30, 1997 increased as a result of the growth in deposit volumes, and the continued upward pressure on the cost of funds in the short-term market. This pressure was heightened by the Federal Reserve's action on March 25, 1997, raising the federal funds index to
5.5 percent from the previous targeted level of 5.25 percent. As a result, pricing pressures have increased within the financial industry to retain and attract new deposits. The industry, in turn, has experienced increased usage of money indexed to the federal funds rate and other similar short-term indices such as U.S. Treasury Bills.

Inflationary concerns and pace of the expanding economy have kept short-term interest rates at current levels since March 1997, while the long and intermediate sectors of the curve have flattened. There continues to be disintermediation of rates in the short-term interest rate market. This in turn has effected the cost of funds associated with a number of the Corporation's funding products, i.e. municipal deposits tied to market indices, "Jumbo" Certificates of Deposits, and short-term repurchase agreements. Management believes that this pressure and continued disparity in the level of interest rates in the short-term end of the yield curve is likely to continue to exert upward pressure on the cost of funds throughout 1997. Deposit growth during the nine months and third quarter of 1997 continue to be impacted by the depositors' desire for higher-yielding investment alternatives, such as mutual funds, stocks, tax-free instruments, and a variety of insurance products. As interest rates have remained high in the short-term market in the nine and three month periods of 1997, depositors continued to shift funds from lower yielding savings and money market accounts into higher yielding certificates of deposit. Furthermore, the impact of this change in the deposit mix, coupled with the increased deposit volumes indexed to this end of the curve, was a major factor in the net change in the cost of funds, during 1997 as compared with 1996.

For the three months ended September 30, 1997, the Corporation's net interest yield on a tax-equivalent basis (i.e. net interest income on a tax equivalent basis as a percent of average interest-earning assets) declined to 3.04 percent from 3.44 percent for the three months ended September 30, 1996. This decline reflected a narrowing of spreads between yields earned on loans and investments and rates paid for supporting funds. There was a favorable change in the mix of supporting interest-earning assets, primarily the increased investment and loan volumes. However, this was offset to some extent by the change in the mix of interest-bearing liabilities to more costly funding.

For the nine months ended September 30, 1997, the Corporation's net interest yield on a tax-equivalent basis declined to 3.12 percent from 3.39 percent for the nine months ended September 30, 1996. This decline reflected a narrowing of margins due to the previously discussed pressure on rates at the short-end of the yield curve. The rise in these funding costs continue to change disproportionately to the rates on new loans and investments. Primarily this is reflected in the average volumes of time certificates greater than $100,000 in proportion to fund assets.

The contribution of non-interest-bearing sources (i.e. the differential between the average rate paid on all sources of funds and the average rate paid on interest-bearing sources) remained stable at approximately 61 and 63 basis points during both nine month periods ended September 30, 1997 and 1996, respectively, and 65 and 58 basis points for the respective three month periods ended September 30, 1997 and 1996. This trend reflects the continued deposit pricing pressure exerted on interest margins, due to a shifting of these deposits to interest-bearing accounts in relationship to the entire funding base.

Historically the Corporation has enjoyed more favorable volumes of non-interest bearing deposits which further underscores the significance of the "Industry" change to more reliance on interest-bearing funding sources.

INVESTMENTS

For the three months ended September 30, 1997, the average volume of investment securities increased to $319.8 million or an increase of $32.1 million from $287.7 million on average for the same three month period in 1996. The tax-equivalent yield on the investment portfolio declined to 6.72 percent from
6.80 percent for the comparable three month period in 1996. Purchases made to replace maturing and called investments were not made at comparable rates and in some cases the monies were not invested in the Investment Portfolio.

For the nine months ended September 30, 1997, the average volume of investment securities increased by $46.5 million as compared to the same period in 1996. The tax-equivalent yield on investments increased to 6.68 percent or 3 basis points from a yield of 6.65 percent during the nine month period ended September 30, 1996. The retention and increased yield on the investment portfolio during the first nine months of 1997 was achieved by obtaining comparable or higher rates on purchases made to replace, in some cases, lower yielding investments which had matured, were prepaid, or were called.

The impact of repricing activity on yields was lessened by a change in bond segmentation and some extension, where risk is minimal within the portfolio of investment maturities. This resulted in narrowed spreads and by the current uncertainty of rates. Securities available-for-sale are a part of the Corporation's interest rate risk management strategy and may be sold in response to changes in interest rates, changes in prepayment risk, liquidity management and other factors.

For the nine months ended September 30, 1997, the total investment portfolio excluding overnight investments, averaged $311.0 million, or 69.8 percent of earning-assets, as compared to $264.5 million or 70.1 percent at September 30, 1996. The principal components of the investment portfolio are U.S. Government Treasury and Federal Agency callable and noncallable securities, including agency issued Collateralized Mortgage Obligations.

At September 30, 1997 the net unrealized gain/loss carried as a component of shareholders' equity amounted to a net unrealized gain of $613,000, as compared with an unrealized gain of $311,000 at December 31, 1996 resulting from an improvement in the bond market.

LOANS

Modest loan growth during the first nine months of 1997 occurred in all segments of the loan portfolio. This growth occurred from the volume acquired in the Lehigh acquisition enhanced by the Corporation's marketing programs and new product lines. The stabilization of yield in the loan portfolio was the result of a stable prime rate environment coupled with a competitive rate structure to attract new loans. The results of increased volume were lessened by continued re-financing activity and by the heightened competition for borrowers that exists in the lending markets. The Corporation's desire to grow this segment of the earning-asset mix is reflected in its current business development plan and marketing plans, as well as its short-term strategic plan.

Analyzing the loan portfolio for the nine months ended September 30, 1997, average loan volume increased $18.4 million or 17.5 percent, while portfolio yield remained relatively flat, declining by 8 basis points as compared with the same period in 1996. The volume related factors contributed increased earnings of $1.1 million offset by $57,000 in the rate related change. The increased total average loan volume was due to increased customer activity and the purchase of Lehigh. For the three months ended September 30, 1997, average loan volume increased $10.0 million, while the portfolio yield declined 21 basis points as compared with the same period in 1996. The volume related factors contributed increased earnings of $4.1 million offset by a decline of $3.9 million due to rate related changes. Total average loan volume increased to $125.3 million with a net interest yield of 7.96 percent, as compared to $115.3 million with a yield of 8.17% for the three months ended September 30, 1996.

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

At September 30, 1997 and 1996, the Corporation had no restructured loans. Non-accrual loans amounted to $27,000 at September 30, 1997, and were comprised of one Home Equity loan, as compared to $316,000 at September 30, 1996. Past due loans 90 days or more and still accruing amounted to $98,000 as of September 30, 1997 and $686,000 as of September 30, 1996. Of the balance, respectively, in each period, $89,000 and $40,000 were comprised of student loans, which are wholly guaranteed by the U.S. Government.

The outstanding balances of accruing loans which are 90 days or more past due as to principal or interest payments and non-performing assets at September 30, 1997 and 1996 were as follows:

(dollars in thousands)                                1997    1996
----------------------                                ----   ------
Loans past due 90 days and still accruing .......     $ 98   $  686
Non-accrual loans ...............................       27      316
                                                      ----   ------
Total non-performing assets .....................     $125   $1,002
                                                      ====   ======

At September 30, 1997, Nonperforming Assets, consisting of loans on nonaccrual status plus other real estate owned acquired through foreclosure (OREO), amounted to $152,000 or .12 percent of total loans outstanding as compared to $316,000 at September 30, 1996.

The Corporation's OREO, previously a nonaccrual residential loan, amounted to $125,000. The recording of the investment in OREO did not result in any charge-offs for the period. The Corporation has a Contract of Sale on that property with an approximate closing date of mid-November 1997. There were no other properties in OREO.

ALLOWANCE FOR LOAN LOSSES

The purpose of the allowance for loan losses is to absorb the impact of losses inherent in the loan portfolio. Additions to the allowance are made through provisions charged against current operations and through recoveries made on loans previously charged-off. The allowance for loan losses is maintained at an amount considered adequate by Management to provide for potential credit losses based upon a periodic evaluation of the risk characteristics of the loan portfolio. In establishing an appropriate allowance, an assessment of the individual borrowers, a determination of the value of the underlying collateral, a review of historical loss experience and an analysis of the levels and trends of loan categories, delinquencies, and problem loans are considered. Such factors as the level and trend of interest rates and current economic conditions are also reviewed. At September 30, 1997 the allowance was $1,269,000 as compared to $1,293,000 at September 30, 1996. There was no provision for loan losses during the nine and three month periods ended September 30, 1997.

Various regulatory agencies, as an integral part of their examination process, periodically review the Corporation's allowance for loan losses. Such agencies may require the Corporation to increase the allowance based on their analysis of information available to them at the time of their examinations. The allowance for loan losses as a percentage of total loans amounted to 1.01 percent and 1.39 percent at September 30, 1997, and 1996, respectively. In Management's view the level of allowance during the first nine months of 1997 has been adequate to cover any loss experience and therefore has not warranted any additions to the allowance during 1997. The Corporation's statements herein regarding the adequacy of the allowance for loan losses may constitute forward looking statements under the Private Securities Reform Litigation Act of 1995. Actual results may indicate that the amount of the Corporation's allowance was inadequate. Factors that could cause the allowance to be inaccurate are the same factors that are analyzed by the Corporation in establishing the amount of the allowance.

During the nine month period ended September 30, 1997, the Corporation did not experience any substantial problems within its loan portfolio. Net charge-offs were approximately $24,000. At September 30, 1997 the Corporation had non-accrual loans amounting to $27,000, versus $316,000 in non-accrual loans at September 30, 1996. The Corporation continues to aggressively pursue collections of principal and interest on loans previously charged-off.

The Corporation defines impaired loans to consist of non-accrual loans and loans internally classified as substandard or below, in each instance above an established dollar threshold. All loans below the established dollar threshold are considered homogenous and are collectively evaluated for impairment. The Corporation did not have any impaired loans or required allocations to the allowance for loan loses, as defined by SFAS 114 in either 1997 or 1996.

Changes in the allowance for possible loans losses for the period ended September 30, 1997 and 1996, respectively, are set forth below.

                            ALLOWANCE FOR LOAN LOSSES
                                 (in thousands)

                                                     Three months ending
                                                        September 30,
                                                     --------------------
                                                       1997        1996
                                                     --------    --------
Average loans outstanding ........................   $123,447    $105,077
                                                     --------    --------
Total loans at end of period .....................    126,861     113,773
                                                     --------    --------
Analysis of the allowance for loan losses
Balance at the beginning of period ...............      1,293       1,073
 Charge-offs:
 Commercial ......................................          1           0
 Real estate-mortgage ............................          0           0
 Installment loans ...............................         29           6
                                                     --------    --------
   Total charge-offs .............................         30           6
Recoveries:
 Commercial ......................................          0           0
 Real estate-mortgage ............................          0           0
 Installment loans ...............................          6           3
                                                     --------    --------
   Total recoveries ..............................          6           3
Net Charge-offs: .................................         24           3
Adjustments from the Acquisition of Lehigh Savings
  SLA ............................................          0         525
                                                     ========    ========
 Balance at end of period ........................   $  1,269    $  1,293
                                                     ========    ========
Ratio of net charge-offs during the period to
 average loans outstanding during the period .....       0.02%       N.M.
                                                     --------    --------
Allowance for loan losses as a percentage of total
  loans ..........................................       1.00        1.39
                                                     --------    --------

OTHER NON-INTEREST INCOME

The following table presents the principal categories of non-interest income for the three and nine month periods ended September 30, 1997 and 1996.


(dollars in thousands)


                                        Three months ended                  Nine months ended
                                           September 30,                      September 30,
                                         -----------------                 ------------------
                                           1997     1996      % change       1997       1996       % change
                                         -------   -------    --------     -------     -----       --------
Other income:
  Service charges, commissions and
    fees ............................    $166      $142        16.9          $441       $378         16.7
  Other income.......................      27        35       (22.9)           97         98         (1.0)
  Gain on securities sold ...........       0         0           0             0         80        100.0
                                         ----      ----                      ----       ----
       Total other income ...........    $193      $177        9.03          $538       $556         (3.2)
                                         ====      ====                      ====       ====


For the three months ended September 30, 1997, total other (non-interest) income, net of gains on securities sold, increased $16,000 or 9.03 percent as compared to the three months ended September 30, 1996. The increase in other income is primarily due to the implementation of ATM surcharging on August 16, 1997.

For the nine month period ended September 30, 1997, total other (non-interest) income, net of gains on securities sold, reflects an increase of $62,000 or 13.0 percent compared with the comparable nine month period ended September 30, 1996. This overall increase was primarily as a result of increased service charges, commissions, and fees coupled with the implementation of ATM surcharging which amounted to $32,000 for the nine month period ended September 30, 1997, as compared to $0.0 in 1996. Service charge fees increased primarily as a result of an increase in business activity. Gains on securities sold during 1996 were made in the available-for-sale portfolio in managing the Bank's investment portfolio, liquidity and interest rate risk position. These transactions arise on an "opportunity" basis and are not normal routine transactions. No such transactions occurred during 1997, for either the three or nine month periods.

OTHER NON-INTEREST EXPENSE

The following table presents the principal categories of non-interest expense for the three and nine month periods ended September 30, 1997 and 1996.


                                        Three months ended              Nine months ended
                                            September 30,                 September 30,
                                         ------------------             -----------------
(dollars in thousands)                     1997      1996    % change     1997     1996      % change
---------------------                    --------  --------  --------   -------  --------    --------
Other expense:
 Salaries and employee benefits
  Occupancy expense, net .........       $1,545   $1,340      15.3     $4,227    $3,714       13.8
  Premise & equipment expense ....          243      252      (3.6)       763       667       14.4
  Stationery and printing ........          343      325       5.5        992       747       32.8
    expense ......................           73      136     (46.3)       269       371      (27.5)
  Marketing & Advertising ........           74      204     (63.7)       282       337      (16.3)
  Other expenses .................          594      595      (0.1)     1,526     1,263       20.8
                                         ------   ------                -----    ------
        Total other expense ......       $2,872   $2,852       0.7     $8,059    $7,099       13.5
                                         ======   ======               =======   ======



For the nine month period ended September 30, 1997, total other (non-interest) expenses increased $960,000 or 13.5 percent over the comparable period ended September 30, 1996. This was due largely to expansion of the Bank's branch network coupled with the expense of on-going technological and automation programs. Included in the 1997 expense figures is the amortization of goodwill, resulting from the acquisition of Lehigh, which amounted to $243,250 for the 1997 period as compared with $82,251 in 1996.

For the three month period ended September 30, 1997, total other (non-interest) expense increased $20,000 or 0.7 percent over the comparable three months ended September 30, 1996.

The increases in salaries and employee benefit costs coupled with premise and equipment expenses comprised the primary components of the total increase for both the three and nine month periods. The Corporation's efficiency ratio (other expenses less nonrecurring expense and other income as a percentage of net interest income on tax-equivalent basis) for the nine months ended September 30, 1997, was 58.5 percent as compared with 53.8 percent for the nine months ended September 30, 1996. For the three months ended September 30, 1997 this ratio was
61.0 percent as compared with 56.3 for the similar period ended September 30, 1996. The efficiency ratio was adversely impacted by increased expenses related directly to the growth and expansion of the company, as well as, technological initiatives implemented to support such growth.

The increases in employment expense for the periods presented herein are primarily attributable to merit and promotional raises and higher benefit costs. The increased staffing levels were required to support the growth and expansion initiatives of the Bank and reflects maintaining full staffing levels at the Corporation's office locations. The benefit component of the increase relates to increased medical and other employee benefit expense.

Occupancy expenses similarly reflect the associated costs of the Corporation's expanded facilities. For the three month period ended September 30, 1997, rental expenses increased $45,000 over the comparable three month period in 1996. These rents are associated with the acquired Millburn Mall Banking Center and the new Madison Banking Center.

Occupancy and bank premise and equipment expense for the three month period ended September 30, 1997 increased $9,000 or 1.6 percent over the comparable three month period in 1996. This increase in bank premise and equipment expense in 1997 is primarily attributable to normal operating costs of the Corporation's expanded facilities coupled with a full quarter's depreciation expense on 1996's fixed asset purchases and technology expenditures; these include check imaging and PC Banking. Occupancy and Bank premise expense for the nine months ended September 30, 1997 increased $341,000 or 24.1 percent over the comparable nine month period in 1996. Included in this expense category is an increase of $85,000 in rent and real estate taxes, as well as a $207,000 increase in depreciation charges for Bank premise and equipment, related to properties acquired as a result of the acquisition of Lehigh Savings SLA, the new Madison banking center, and other fixed asset purchases.

PROVISION FOR INCOME TAXES

The effective tax rate for the three month period ended September 30, 1997 was
34.9 percent as compared to 26.3 percent for the three months ended September 30, 1996. For the nine month period ended September 30, 1997, the effective tax rate was 32.2 percent compared to 26.1 percent for the nine month period ended September 30, 1996. The effective tax rate continues to be less than the combined statutory Federal tax rate of 34 percent and New Jersey corporate tax rate of approximately 9 percent. The difference between the statutory and the effective tax rates, other than increased taxable revenues, primarily reflects the federal tax-exempt status of interest income on obligations of states and political subdivisions, disallowed expenses items for tax purposes, such as travel and entertainment expense, as well as, amortization of Goodwill expense.

The Corporation's provision for income taxes increased for both the three and nine months from 1996 to 1997 primarily as a result of increased state taxes, a reduction of tax-exempt income and the increased disallowance amounts associated with the amortization expense related with goodwill, and travel and entertainment expense.

ASSET LIABILITY MANAGEMENT

The composition and mix of the Corporation's assets and liabilities is planned and monitored by the Asset and Liability Committee (ALCO). Asset and Liability management encompasses the control of interest rate risk (interest sensitivity management) and the ongoing maintenance and planning of liquidity and capital. In general, management's objective is to optimize net interest income and minimize interest rate risk by monitoring these components of the statement of condition.

INTEREST SENSITIVITY

The management of interest rate risk is also important to the profitability of the Corporation. Interest rate risk arises when an earning asset matures or when its interest rate changes in a time period different from that of a supporting interest bearing liability, or when an interest bearing liability matures or when its interest rate changes in a time period different from that of an earning asset that it supports. While the Corporation matches only a small portion of specific assets and liabilities, total earning-assets and interest-bearing liabilities are grouped to determine the overall interest rate risk within a number of specific time frames.

Interest sensitivity analysis attempts to measure the responsiveness of net interest income to changes in interest rate levels. The difference between interest-sensitive assets and interest-sensitive liabilities is referred to as the interest sensitivity gap. At any given point in time, the Corporation may be in an asset-sensitive position, whereby its interest-sensitive assets exceed its interest-sensitive liabilities, or in a liability-sensitive position, whereby its interest-sensitive liabilities exceed its interest-sensitive assets, depending on management's judgment as to projected interest rate trends.

The Corporation's rate sensitivity position in each time frame may be expressed as assets less liabilities, as liabilities less assets, or as the ratio between rate sensitive assets (RSA) and rate sensitive liabilities (RSL). For example, a short funded position (liabilities repricing before assets) would be expressed as a net negative position, when period gaps are computed by subtracting repricing liabilities from repricing assets. When using the ratio method, a RSA/RSL ratio of 1 indicates a balanced position, a ratio greater than 1 indicates an asset sensitive position, and a ratio of less than 1 indicates a liability sensitive position.

A negative gap and/or a rate sensitivity ratio of less than 1 tends to expand net interest margins in a falling rate environment and to reduce net interest margins in a rising rate environment. Conversely, when a positive gap occurs, generally margins expand in a rising rate environment and contract in a falling rate environment.

From time to time, the Corporation may elect to deliberately mismatch liabilities and assets in a strategic gap position.

At September 30, 1997, the Corporation reflects a negative interest sensitivity gap (or an interest sensitivity ratio) of .50:1.00 at the cumulative one year position. During much of 1997 the Corporation had a negative interest sensitivity gap. The maintenance of a liability-sensitive position during 1997 had an adverse impact on the Corporation's net interest margins; however, based on management's perception that interest rates will continue to be volatile, emphasis has been placed on interest-sensitivity matching with the objective of achieving a stable net interest spread during 1997.

LIQUIDITY

The liquidity position of the Corporation is dependent on successful management of its assets and liabilities so as to meet the needs of both deposit and credit customers. Liquidity needs arise principally to accommodate possible deposit outflows and to meet customers' requests for loans. Such needs can be satisfied by scheduled principal loan repayments, maturing investments, short-term liquid assets and deposit in-flows. The objective of liquidity management is to enable the Corporation to maintain sufficient liquidity to meet its obligations in a timely and cost-effective manner. Management monitors current and projected cashflows, and adjusts positions as necessary to maintain adequate levels of liquidity. By using a variety of potential funding sources and staggering maturities, the risk of potential funding pressure is significantly reduced. Management also maintains a detailed liquidity contingency plan designed to adequately respond to situations which could lead to liquidity concerns. Anticipated cash-flows at September 30, 1997, projected to September of 1998, indicates that the Bank's liquidity should remain strong, with an approximate projection of $62.0 million in anticipated cashflows over the next twelve months. This projection represents a forward-looking statement under the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from this projection depending upon a number of factors, including the liquidity needs of the Bank's customers, the availability of sources of liquidity and general economic conditions.

The Corporation derives a significant proportion of its liquidity from its core deposit base. For the nine month period ended September 30, 1997, average core deposits (comprised of total demand, savings accounts and money market accounts under $100,000) represented 50.3 percent of total deposits as compared with 53.5 percent at December 31, 1996. More volatile rate sensitive deposits, concentrated in time certificates of deposit for the nine month period ended September 30, 1997, increased to 39.5 percent on average of total deposits from
28.8 percent during the nine months ended September 30, 1996. This change has resulted from the rise in short-term rates during the latter part of 1996 which continued into 1997.

The increase in average funding sources during the nine months ended September 30, 1997 resulted primarily from an increase in business and public fund deposits offset by a decrease of $1.4 million (on average) in Federal funds purchased and securities sold under agreement to repurchase. Non-interest bearing funding sources as a percentage of the funding mix decreased to 15.9 percent (on average) as compared to 17.3 percent for the nine month period ended September 30, 1996. Demand deposits as a percentage of the funding mix continue to be replaced by more expensive interest-bearing core deposits.

Short-term borrowings can be used to satisfy daily funding needs. Balances in these accounts fluctuate significantly on a day-to-day basis. The Corporation's principal short-term funding sources are securities sold under agreement to repurchase and Federal funds purchased. Average short-term borrowings during the first nine months of 1997 were $11.7 million, an increase of $3.2 million or
37.7 percent from $8.5 million in average short-term borrowings during the comparable nine months ended September 30, 1996. This change was due primarily to insufficient funding from normal deposit activity.

CASH FLOW

The consolidated statements of cash flows present the changes in cash and cash equivalents from operating, investing and financing activities. During the nine months ended September 30, 1997, cash and cash equivalents (which decreased overall by $ 27.2 million) were provided (on a net basis) by the $4.6 million in cash flow from operating activities and by $17.3 million in cash flows provided by financing activities. A total of $49.2 million was used in investing activities principally through net purchases of investment securities and a $9.1 million increase in loans.

SHAREHOLDER'S EQUITY

Total shareholders' equity averaged $31.4 million or 6.53 percent of average assets for the nine month period ended September 30, 1997, as compared to $26.3 million, or 6.47 percent, during the same period in 1996. The Corporation's dividend reinvestment and optional stock purchase plan contributed $209,000 in new capital for the nine months ended September 30, 1997 as compared with $116,000 for the comparable period in 1996. Tangible book value per common share, after the 5% stock dividend paid May 31, 1997 and the 3-for-2 stock split paid May 31, 1996, was $11.83 at September 30, 1997 as compared to $11.29 at December 31, 1996. Tangible book value per common share was $10.90 at September 30, 1996, as adjusted for the above noted stock split and 5% stock dividend.

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

RISK-BASED CAPITAL/LEVERAGE

Banking regulations require banks to maintain minimum levels of regulatory capital. Under the regulations in effect at September 30, 1997, the Bank was required to maintain (i) a minimum leverage ratio of Tier 1 capital to total adjusted assets of 4.0%, and (ii) minimum ratios of Tier 1 and total capital to risk-weighted assets of 4.0% and 8.0%, respectively.

At September 30, 1997, total Tier l capital (defined as tangible stockholders' equity for common stock and certain perpetual preferred stock) amounted to $28.4 million or 5.82 percent of total assets. Tier I capital excludes the effect of SFAS No. 115, which amounted to $613,000 of net unrealized gain, after tax, on securities available-for-sale (included as a component of stockholders' equity) and goodwill of approximately $3.5 million as of September 30, 1997.

At September 30, 1997, the Corporation's estimated Tier I risk-based and total risk-based capital ratios were 15.6 percent and 16.4 percent, respectively. These ratios are well above the minimum guidelines of capital to risk-adjusted assets in effect as of September 30, 1997.

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

As of September 30, 1997, management believes that the Bank meets all capital adequacy requirements to which it is subject.

II.  OTHER INFORMATION

     Item 1 Legal proceedings

The Corporation is subject to claims and lawsuits which arise primarily in the ordinary course of business. Based upon the information currently available and advice received from legal counsel representing the Corporation in connection with such claims, it is the opinion of management that the disposition or ultimate determination of such claims will not have a material adverse impact on the consolidated financial position or results of operations, or liquidity of the Corporation.

     Item 6 Exhibits and Reports on Form 8-K

          A)   Exhibits: Exhibit 1 - Financial Data Schedule

          B)   Reports on Form 8-K
               There were no reports on Form 8-K filed during the three months ended September 30, 1997.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf, by the undersigned, thereunto duly authorized.

                                        CENTER BANCORP, INC.

DATE:                                   /s/ ANTHONY C. WEAGLEY
     ----------------                   ----------------------------------------
                                            Anthony C. Weagley, Treasurer
                                           (Chief Financial Officer)