Form 10-K
period 1997-12-31
CENTER BANCORP INC
filed 1998-04-01
CIK 712771

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C. 20549
                                   Form 10-K

(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1997.

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. for the transition period from --- to ---.
                        Commission File Number 2-81353

                              CENTER BANCORP INC.
--------------------------------------------------------------------------------
            (exact name of registrant as specified in its charter)

          New Jersey                                            52-1273725
-------------------------------                             -------------------
(State or other jurisdiction of                                 IRS Employer
incorporation or organization)                              identification No.)

                   2455 Morris Avenue, Union, NJ 07083-0007
--------------------------------------------------------------------------------
         (Address of Principal Executive Offices, Including Zip Code)

                                (908) 688-9500
--------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

                             Securities registered
                  pursuant to Section 12(b) of the Act: none

          Securities registered pursuant to Section 12(g) of the Act:
                          Common stock, no par value
                               (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] or No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation 5-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to the Form 10-K. [X]

Aggregate Market value of voting stock held by non-affiliates based on the average of Bid and Asked prices on February 27, 1998 was approximately $60.8 million

Shares outstanding on February 27, 1998
---------------------------------------
Common stock no par value - 2,362,870 shares

                                                     Parts of Form 10-K in which
Documents Incorporated by reference                   document is incorporated
-----------------------------------                   -------------------------

Definitive proxy statement dated March 13, 1998,
in connection with the 1998 Annual Stockholders
Meeting filed with the Commission pursuant to
Regulation 14A................................................Part III

Annual Report to Stockholders for the fiscal
year ended December 31, 1997..................................Part I and Part II

                              INDEX TO FORM 10-K
PART I

     ITEM 1  BUSINESS                                                          1

     ITEM 2  PROPERTIES                                                     9-10

     ITEM 3  LEGAL PROCEEDINGS                                                10

     ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS              10

     ITEM 4A EXECUTIVE OFFICERS OF THE REGISTRANT                             10

PART II

     ITEM 5  MARKET FOR THE REGISTRANTS COMMON EQUITY AND
               RELATED STOCKHOLDER MATTERS                                    10

     ITEM 6  SELECTED FINANCIAL DATA                                          10

     ITEM 7  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS                            10

     ITEM 7A  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                MARKET RISK                                                   11

     ITEM 8  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                      11

     ITEM 9  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
             ACCOUNTING AND FINANCIAL DISCLOSURE                              11

PART III

     ITEM 10  DIRECTORS OF THE REGISTRANT                                     11

     ITEM 11  EXECUTIVE COMPENSATION                                          11

     ITEM 12  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                AND MANAGEMENT                                                11

     ITEM 13  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                  11

PART IV

     ITEM 14  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
                REPORTS ON FORM 8-K                                        12-13

SIGNATURES                                                                    14

                              Center Bancorp Inc

Form 10 K

                                    Part I

Item I-Business

A) Historical Development Of Business

Center Bancorp Inc., a one-bank holding company, was incorporated in the state of New Jersey on November 12, 1982. Center Bancorp Inc. commenced operations on May 1, 1983, upon the acquisition of all outstanding shares of The Union Center National Bank (the "Bank"). The holding company's sole activity, at this time, is to act as a holding company for the Bank. As used herein, the term "Corporation" shall refer to Center Bancorp Inc. and its subsidiary and the term "Parent Corporation" shall refer to Center Bancorp Inc. on an unconsolidated basis.

The Bank was organized in 1923 under the law of the United States of America. The Bank operates six offices in Union Township, Union County, New Jersey, one office in Springfield Township, Union County, New Jersey, one office in Berkeley Heights, Union County, New Jersey and one office in Madison, Morris County, New Jersey and currently employs 140 full time equivalent persons. A tenth office, located in Morristown, Morris County, New Jersey is scheduled to open in June 1998. The Bank is a full service commercial bank offering a complete range of individual and commercial services.

On June 28, 1996, the Corporation completed its acquisition of Lehigh Savings Bank SLA ("Lehigh"), a New Jersey chartered savings & loan association, in a transaction accounted for under the purchase method of accounting. At June 28, 1996, Lehigh Savings Bank SLA had assets of $70.9 million (primarily cash and cash equivalents of $53.0 million and loans of $15.0 million), deposits of $68.2 million and stockholders' equity of $2.7 million. Lehigh had a net loss of $1.1 million for the fiscal period of July 1, 1995 to June 27, 1996. The acquisition was effected as a series of mergers pursuant to which the Corporation paid a total of approximately $5.5 million in cash and Lehigh ultimately was merged into the Bank . The resulting goodwill amounted to $3.8 million and will be amortized over a 15 year period. The December 31, 1997 and 1996 financial data set forth in this annual report and the consolidated financial statements of the Corporation include the assets, liabilities, and results of operations of Lehigh since the acquisition date.

B) Narrative Description Of Business

The Bank offers a broad range of lending, depository and related financial services to commercial, industrial and governmental customers. In the lending area, these services include short and medium term loans, lines of credit, letters of credit, working capital loans, real estate construction loans and mortgage loans. In the depository area, the Bank offers demand deposits, savings accounts and time deposits. In addition, the Bank offers collection services, wire transfers, night depository and lock box services.

The Bank offers a broad range of consumer banking services, including interest bearing and non-interest bearing checking accounts, savings accounts, money market accounts, certificates of deposit, IRA accounts, Automated Teller Machines ("ATM") accessibility using Money Access(TM) service, secured and unsecured loans, mortgage loans, home equity lines of credit, safe deposit boxes, Christmas club accounts, vacation club accounts, collection services, money orders and traveler's checks.

The Bank offers various money market services. It deals in U.S. Treasury and U.S. Governmental agency securities, certificates of deposits, commercial paper and repurchase agreements.

Competitive pressures affect the Corporation's manner of conducting business. Competition stems not only from other commercial banks but also from other financial institutions such as savings banks, savings and loan associations, mortgage companies, leasing companies and various other financial service and advisory companies. Many of the financial institutions operating in the Corporation's primary market are substantially larger and offer a wider variety of products and services than the Corporation.

The Parent Corporation is subject to regulation by the Board of Governors of the Federal Reserve System and the New Jersey Department of Banking. As a national bank, the Bank is subject to regulation and periodic examination by the Comptroller of the Currency. Deposits in the Bank are insured by the Federal Deposit Insurance Corporation (the "FDIC").

The Parent Corporation is required to file with the Federal Reserve Board an annual report and such additional information as the Federal Reserve Board may require pursuant to the Bank Holding Company Act of 1956, as amended (the "Act"). In addition, the Federal Reserve Board makes examinations of bank holding companies and their subsidiaries. The Act requires each bank holding company to obtain the prior approval of the Federal Reserve Board before it may acquire substantially all of the assets of any bank, or before it may acquire ownership or control of any voting shares of any bank, if, after such acquisition, it would own or control, directly or indirectly, more than 5 percent of the voting shares of such bank. The Act also restricts the types of businesses and operations in which a bank holding company and its subsidiaries may engage.

The operations of the Bank are subject to requirements and restrictions under federal law, including requirements to maintain reserves against deposits, restrictions on the types and amounts of loans that may be granted, limitations on the types of investments that may be made and the types of services which may be offered. Various consumer laws and regulations also affect the operations of the Bank. Approval of the Comptroller of the Currency is required for branching, bank mergers in which the continuing bank is a national bank and in connection with certain fundamental corporate changes affecting the Bank. Federal law also limits the extent to which the Parent Corporation may borrow from the Bank and prohibits the Parent Corporation and the Bank from engaging in certain tie-in arrangements.

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

BIF Premiums

The Corporation is a member of the Bank Insurance Fund ("BIF") of the FDIC. The FDIC also maintains another insurance fund, the Savings Association Insurance Fund ("SAIF"), which primarily cover savings and loan association deposits but also covers deposits that are acquired by a BIF-insured institution from a savings and loan association. The Corporation had approximately $420.8 million of deposits at December 31, 1997, with respect to which the Corporation pays insurance premiums.

The Omnibus Spending Bill (H.R. 3610) that President Clinton signed on September 30, 1996 included provisions for a special assessment to recapitalize the SAIF, provisions to provide funding to meet the Financing Corporation (FICO) bond obligations, and to merge BIF with the SAIF fund on January 1, 1999. As a result of the acquisition of Lehigh, the Corporation was obligated to pay a one-time assessment on Lehigh's deposits. The total assessment amounted to $469,606 and was paid to the Federal Deposit Insurance Corporation on November 27, 1996.

Effective January 1, 1997, Federal legislation separates the FICO assessment to service the interest on its bond obligations from the SAIF assessment. The amount assessed on individual institutions by the FICO will be in addition to the amount paid for deposit insurance according to the FDIC's risk-related assessment rate schedules. However, between October 1, 1996, and January 1, 1997, any amount required by the FICO was deducted from the amounts the FDIC was authorized to assess SAIF-member savings associations, and could not be assessed against certain institutions. FICO assessment rates for the first semiannual period of 1997 were set at 1.30 basis points annually for BIF-assessable deposits and 6.48 basis points annually for SAIF-assessable deposits. (These rates may be adjusted quarterly to reflect changes in assessment bases for the BIF and the SAIF by law; the FICO rate on BIF-assessable deposits must be one-fifth the rate on SAIF-assessable deposits until the insurance funds are merged or until January 1, 2000, whichever occurs first.)

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


Proposed Legislation

From time to time proposals are made in the U.S. Congress and before various bank regulatory authorities which would alter the policies of and place restrictions on different types of banking operations. It is impossible to predict the impact, if any, of potential legislative trends on the business of the Corporation and the Bank.


C) Dividend Restrictions

Most of the revenue of the Corporation available for payment of dividends on its capital stock will result from amounts paid to the Parent Corporation by the Bank. There are a number of statutory and regulatory restrictions applicable to the payment of dividends by national banks and bank holding companies. First, the Bank must obtain the approval of the Comptroller of the Currency (the "Comptroller") if the total dividends declared by the Bank in any year will exceed the total of the Bank's net profits (as defined and interpreted by regulation) for that year and retained profits (as defined) for the preceding two years, less any required transfers to surplus. Second, the Bank cannot pay dividends except to the extent that net profits then on hand exceed statutory bad debts. Third, the authority of federal regulators to monitor the levels of capital maintained by the Corporation and the Bank (see
Item 7 of this Annual Report on Form 10-K and the discussion of FDICIA above), as well as the authority of such regulators to prohibit unsafe or unsound practices, could limit the amount of dividends which the Parent Corporation and the Bank may pay. Regulatory pressures to reclassify and charge off loans to establish additional loan loss reserves also can have the effect of reducing current operating earnings and thus impacting an institution's ability to pay dividends. Regulatory authorities have indicated that bank holding companies which are experiencing high levels of non-performing loans and loan charge-offs should review their dividend policies. Reference is also made to Note 13 of the Notes to the Company's Consolidated Financial Statements.


D) Statistical Information

(Reference is also made to Exhibit 13.1 of this Annual Report on Form 10-K)

Information regarding interest sensitivity is incorporated by reference to pages 28-30 of the 1997 Annual Report to Shareholders (the 1997 Annual Report).

Information regarding related party transactions is incorporated by reference to footnote 5 of the 1997 Annual Report.

The market risk results and gap results noted on pages 28 through 30 of the 1997 Annual Report take into consideration repricing and maturities of assets and liabilities, but fail to consider the interest sensitivities of those asset and liability accounts. Management has prepared for its use an income simulation model to forecast future net interest income, in light of the current gap position. Management has also prepared for its use alternative scenarios to measure levels of net interest income associated with various changes in interest rates. Results have indicated that an interest rate increase of 100 basis points and a decline of 100 basis resulted in an impact on future net interest income which is consistent with target levels contained in the Corporation's Asset/Liability Policy. Management cannot provide any assurances about the actual effect of changes in interest rates on the Corporation's net income.

I. Investment Portfolio

a) For information regarding the carrying value of the investment portfolio, see page 44 of the 1997 Annual Report which is incorporated herein by reference.

b) The following table illustrates the maturity distribution and weighted average yield on a tax-equivalent basis for investment securities at December 31, 1997, on a contractual maturity basis.



                                            Obligations                    Other Securities,
                                            of US          Obligations     Federal Reserve
                                            Treasury &     of States       and Federal
                                            Government     & Political     Home Loan
(Dollars in Thousands)                      Agencies       Subdivisions    Bank Stock            Total
                                            -----------    ------------    -----------------   ---------
Due in 1 year or less
     Book Value                             $ 77,349        $ 9,103           $ 5,622          $ 92,074
     Market Value                             77,460          9,157             5,509            92,126
     Weighted Average Yield                    6.613%         5.306%            6.585%            6.482%
Due after one year through five years
     Book Value                             $115,438        $23,467           $15,134          $154,039
     Market Value                            116,950         23,868            15,525           156,342
     Weighted Average Yield                    6.711%         5.934%            6.710%            6.593%
Due after five years through ten years
     Book Value                             $ 16,666        $ 6,747           $   997          $ 24,410
     Market Value                             16,860          6,983               982            24,825
     Weighted Average Yield                    6.705%         5.504%            6.298%            6.356%
Due after ten years
     Book Value                             $ 24,400        $     0           $   783          $ 25,183
     Market Value                             24,595              0               784            25,379
     Weighted Average Yield                    6.633%         0.000%            6.795%            6.638%
No Maturity
     Book Value                             $      0        $     0           $ 1,606          $  1,606
     Market Value                                  0              0             1,606             1,606
     Weighted Average Yield                    0.000%         0.000%            6.500%            6.300%
                                            --------        -------           -------          --------

Total
     Book Value                             $233,853        $39,317           $24,142          $297,312
     Market Value                            235,865         40,008            24,405           300,278
     Weighted Average Yield                    6.669%         5.714%            6.673%            6.542%
                                            ========        =======           =======          ========

     c) Securities of a single issuer exceeding 10 percent of stockholders' equity amounted to -0- for 1997. For other information regarding the Corporation's investment securities portfolio, see Pages 20 and 44 of the 1997 Annual Report.

II.  Loan Portfolio

     The following table presents information regarding the components of the Corporation's loan portfolio on the dates indicated.


                                                      Years Ended December 31,
                                 ---------------------------------------------------------------
    (Dollars in thousands)          1997         1996          1995          1994          1993
                                 --------     --------       -------       -------       -------
     Commercial                  $ 39,397     $ 25,950       $21,302       $18,674       $18,692
     Real estate-mortgage          88,067       85,994        69,954        64,666        40,005
     Installment Loan               5,565        6,584         7,012         6,250         7,378
                                 --------     --------       -------       -------       -------
       Total                      133,029      118,528        98,268        89,590        66,075
     Less:
     Unearned discount                605          698           698           785           330
     Allowance for loan losses      1,269        1,293         1,073         1,073           943
                                 --------     --------       -------       -------       -------
     Net total                   $131,155     $116,537       $96,497       $87,732       $64,802
                                 ========     ========       =======       =======       =======


     In 1994, demand for the Bank's real estate mortgage products improved substantially, and new products in conjunction with a new marketing program coupled with positive market trends supported the growth in 1995, 1996 and 1997. The Lehigh acquisition also accounted for a portion of 1996 loan growth approximating $15.2 million.

The maturities of commercial loans at December 31, 1997 are listed below. All such loans which are due after one year have fixed interest rates (in thousands).


                                              At December 31, 1997, Maturing
                                ------------------------------------------------------------
                                  In One Year     After One Year      After
                                    or Less          Five Years     Five Years        Total
                                --------------   ---------------    ----------       -------
Construction loans                $     420          $  137          $     0         $   557
Commercial real estate loans          2,049           1,825           15,704          19,578
Commercial loans                     13,852           2,348            3,062          19,262
                                  =========          ======           =======        =======
           Total                    $16,321          $4,310           $18,766        $39,397
                                  =========          ======           =======        =======
Loans with:
  Fixed rates                     $     952          $3,985           $18,766        $23,703
  Variable rates                     15,369             325                 0         15,694
                                  =========          ======           =======        =======
           Total                    $16,321          $4,310           $18,766        $39,397
                                  =========          ======           =======        =======


Lending is one of Center Bancorp's primary business activities. The Corporation's loan portfolio consists of both retail and commercial loans, serving the diverse customer base in its market area. In 1997, average total loans comprised 28.20 percent of average interest-earning assets. The Corporation has experienced a compound growth rate in average loans since 1994 of 14.6 percent. Average loans amounted to $125.5 million in 1997 compared with $107.9 million in 1996, $95.2 million in 1995 and $72.8 million 1994. The composition of Center Bancorp's loan portfolio continues to change due to the local economy. Factors such as the economic climate, interest rates, real estate values and employment all contribute to these changes. Loan growth has been generated through marketing and business development efforts.

Average commercial loans increased approximately $4.0 million or 23.4 percent in 1997 as compared with 1996. The Corporation seeks to create growth in commercial lending by offering new products, lowering pricing and capitalizing on the positive trends in its market area. Specialized products are offered to meet the financial requirements of the Corporation's clients. It is the objective of the Corporation's credit procedures to diversify the commercial loan portfolio to limit concentrations in any single industry.

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

Average mortgage loans, which amounted to $80.5 million in 1997 increased $8.9 million or 12.4 percent as compared with average mortgage loans of $71.6 million in 1996 (which reflected a 2.4 percent increase over 1995). The Corporation's long-term mortgage portfolio includes both residential and commercial financing. Growth during the past two years largely reflected brisk activity in mortgage financing. Although a portion of the Corporation's commercial mortgages adjust to changes in the prime rate, most of these loans and residential mortgage loans have fixed interest rates.

Residential loans increased steadily since 1994, but began to slow considerably in the beginning of 1995 as economic interest rates began to rise in 1995. During 1996 growth increased as rates stabilized with similar trends experienced during 1997.

Average construction loans and other temporary mortgage financing decreased from 1996 to 1997 by $2.3 million to $558,000 million. Such loans grew by $1 million from 1995 to 1996. The change in construction and other temporary mortgage lending has been generated by the market activity of our customers engaging in residential and commercial development throughout New Jersey. Interest rates on such mortgages are generally tied to key short-term market interest rates. Funds are typically advanced to the builder or developer during various stages of construction and upon completion of the project it is contemplated that the loans will be repaid by cash flows derived from the ongoing project.

Loans to individuals include personal loans, student loans, and home improvement loans, as well as financing for automobiles and other vehicles. Such loans averaged $5.6 million in 1997, as compared with $6.6 million in 1996 and $7.0 million in 1995. The growth in loans to individuals, during 1997, was buoyed by increases in automobile loans, offset in part by sales of student loans.

Home equity loans, which the Corporation began actively promoting in 1994 and 1995, as well as traditional secondary mortgage loans, have become popular with consumers due to their tax advantages over other forms of consumer borrowing vehicles. Home equity loans and secondary mortgages averaged $18.2 million in 1997. At the end of 1997, automobile loans amounted to 61.0 percent of total loans to individuals, excluding home equity and secondary mortgage financing. Interest rates on floating rate home equity loans are generally tied to the prime rate while most other loans to individuals, including fixed rate home equity loans, are medium-term (ranging between one-to-five years) and carry fixed interest rates.

At December 31, 1997, the Corporation had total lending commitments outstanding of $39.4 million, of which approximately 50.6 percent and 12.7 percent were for commercial loans and construction loans, respectively.

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

Real Estate lending policies must include changes implemented by FDICIA, more specifically the requirement to monitor and report the aggregate of any loans with loan-to-value ratios in excess of the supervisory limits set forth in the Interagency Guidelines for Real Estate Lending Policies. The Corporation has established its own internal loan-to-value limits for real estate loans. In general, except as described below, these internal limits are not permitted to exceed the following supervisory limits.:


       Loan Category                                  Loan-to-Value Limit

Raw Land                                                      65%
Land Development                                              75%
Construction:
  Commercial, Multifamily*,
  and other Nonresidential                                    80%
Improved Property                                             85%

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

It may be appropriate in individual cases to originate loans with loan-to-value ratios in excess of the supervisory loan-to-value limits, based on the support provided by other credit factors. The President or Board of Directors must approve such exceptions. These loans must be identified by the Bank as exceptions to the supervisory limits and their aggregate amount must be reported at least quarterly to the Board of Directors. Non-conforming loans should not exceed 100% of capital, or 30% with respect to non 1 to 4 family residential loans.

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

Loans accounted for on a non-accrual basis at December 31, 1997, 1996, 1995, 1994, and 1993 are as follows.


(Dollars in thousands)      1997      1996      1995      1994      1993
                          --------  --------  --------  --------  --------
Mortgage Real Estate      $     27  $    298  $      0  $      0  $      0
Commercial                       0         0         0         0         0
Installment                      0         0         0         0         0
                          --------  --------  --------  --------  --------
Net loans                 $     27  $    298  $      0  $      0  $      0
                          ========  ========  ========  ========  ========


Accruing loans which are contractually past due 90 days or more as to principal or interest payments are as follows:

                                             December 31,
                          ------------------------------------------------
(Dollars in thousands)      1997      1996      1995      1994      1993
                          --------  --------  --------  --------  --------
Commercial                $      0  $     11  $      0  $      0  $      0
Installment                     73       110        48         0         5
                          --------  --------  --------  --------  --------
Net loans                 $     73  $    121  $     48  $      0  $      5
                          ========  ========  ========  ========  ========

There were no loans which are "troubled debt restructurings" as of the last day of each of the last five years.

In general, it is the policy of management to consider the charge-off of loans at the point that they become past due in excess of 90 days, with the exception of loans that are secured by cash or marketable securities or mortgage loans which are in the process of foreclosure.

There were no other known "potential problem loans" (as defined by SEC regulations) as of December 31, 1997 that have not been identified and classified. Such loans, consisting of other assets especially mentioned and substandard loans, amounted to $239,304 and $0, respectively, at December 31, 1997. At December 31, 1996 these loans amounted to $994,000 and $942,000 respectively.

The Corporation has no foreign loans.

As of December 31, 1997, $8.4 million of the commercial loan portfolio, or
24.1 percent of $34.9, represented outstanding working capital loans to various real estate developers. All but $2.5 million of these loans are secured by mortgages on land and on buildings under construction.

III. Allowance for Loan Losses

Implicit in the lending function is the fact that loan losses will be experienced and that the risk of loss will vary with the type of loan being made, the creditworthiness of the borrower and prevailing economic conditions. The allowance for loan losses has been allocated below according to the estimated amount deemed to be reasonably necessary to provide for the possibility of losses being incurred within the following categories of loans at December 31, for each of the past five years. The table below shows, for three types of loans, the amounts of the allowance allocable to such loans and the percentage of such loans to total loans. The percentage of loans to total loans is based upon the classification of loans shown on page 5 of this report.


                                  Commercial          Real Estate Mortgage          Installment         Unallocated
                              --------------------    -----------------------    --------------------   -----------
                              Amount      Loans to     Amount      Loans to      Amount      Loans to     Amount
                                           Total                    Total                     Total
                                           Loans                    Loans                     Loans
    (Dollars in thousands)                   %                         %                         %
    -----------------------------------------------------------------------------------------------------------------
           1997                 $ 498       29.6         $ 262        66.2          $ 56        4.2         $ 453
           1996                 $ 415       21.9         $ 220        66.1          $ 62       12.0         $ 596
           1995                 $ 467       21.7         $ 187        71.2          $ 22        7.1         $ 397
           1994                 $ 399       20.2         $ 185        72.8          $ 55        7.0         $ 434
           1993                 $ 408       23.4         $ 140        69.4          $ 87        7.2         $ 308


IV. Deposits

Information regarding average amounts/rates of deposits is incorporated by reference to pages 30 and 35 of the 1997 Annual Report. Information regarding the amount of time certificates of deposits of $100,000 or more is presented on pages 30, 31 and 36 of the 1997 Annual Report.

V. Return on Equity and Assets

Information regarding the return on average assets, return on average equity and dividend payout ratio is incorporated by reference to pages 1 and 13 of the 1997 Annual Report. Return on average assets was 0.94 percent, 1.00 percent and 1.15 percent for the years ended December 31, 1997, 1996, and 1995, respectively. The dividend payout ratio was 41.0 percent, 43.0 percent and 44.0 percent for the years ended December 31, 1997, 1996, and 1995, respectively. Return on tangible average shareholders equity was 15.9 percent in 1997, compared with 15.2 percent for 1996 and 15.3 percent in 1995.

VI. Short-term Borrowings

Information regarding the amount outstanding of short-term borrowings is incorporated by reference to page 32 of the 1997 Annual Report.

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

All but four of the locations are owned by the Bank. The lease of the Five Points Branch located at 356 Chestnut Street, Union, New Jersey expires November 30, 2002 and is subject to renewal at the Bank's option. The Career Center Branch located in Union High School expires December 31, 2002 and is also subject to renewal at the Bank's option and the lease of the Madison office located at 300 Main Street, Madison, New Jersey expires June 6, 2005 and is subject to renewal at the Bank's option. The lease of the Millburn Mall Branch located at 2933 Vauxhall Road, Vauxhall, New Jersey expires February 01, 2003 and is subject to renewal at the Bank's option and the lease of the Morristown office located at 86 South Street, Suite 2A, Morristown, New Jersey expires February 28, 2003 and is subject to renewal at the Bank's option. (See the back inside cover of the 1997 Annual Report for a complete listing of all branches and locations. The Drive In/walk Up located at 2022 Stowe Street, Union, New Jersey is adjacent to a part of the Main Office facility.) The Bank has two off-site ATM's, one at Union Hospital, 100 Galloping Hill Road, Union, New Jersey and one at Union County College, 1033 Springfield Avenue, Cranford, New Jersey.

ITEM 3-Legal Proceedings

There are no significant pending legal proceedings involving the Parent Corporation or Bank other than those arising out of routine operations. Management does not anticipate that the ultimate liability, if any, arising out of such litigation will have a material effect on the financial condition or results of operations of the Parent Corporation and Bank on a consolidated basis.

ITEM 4-Submission of Matters to a Vote of Security Holders

The Corporation had no matter submitted to a vote of security holders during the fourth quarter of 1997.

ITEM 4 A-Executive Officers

The following table sets forth the name and age of each executive officer of the Parent Corporation, the period during which each such person has served as an officer of the Parent Corporation or the Bank and each such person's business experience (including all positions with the Parent Corporation and the Bank) for the past five years:


Name and Age             Officer Since                      Business Experience
----------------------------------------------------------------------------------------------------------------

John J. Davis            1982 the Parent Corporation:       President & Chief Executive Officer
Age - 55                 1977 the Bank                      of the Parent Corporation and the Bank

Anthony C. Weagley       1996 the Parent Corporation:       Vice President & Treasurer of the Parent Corporation
Age - 36                 1995 the Corporation               Senior Vice President & Cashier (1996-Present),
                         1985 the Bank                      Vice President & Cashier (1991 - 1996) and
                                                            Assistant Vice President prior years of the Bank

Donald Bennetti          1996 the Parent Corporation:       Vice President of the Parent Corporation
Age - 54                 1993 the Bank                      Senior Vice President (1997-Present)
                                                            Vice President of the Bank (1993-1997)

                                    Part II

ITEM 5-Market Information For the Registrant's Stock and Related
Stockholder Matters

The information required by Item 5 of Form 10-K appears on page 33 of the 1997 Annual Report and is incorporated herein by reference. As of December 31, 1997, there were 609 holders of record of the Parent Corporation's Common Stock.


ITEM 6-Selected Financial Data

The information required by Item 6 of Form 10-K appears on pages 1 and 13 of the 1997 Annual Report and is incorporated herein by reference.

ITEM 7-Management's Discussion And Analysis of Financial Condition and Results of Operations

The information required by Item 7 of Form 10-K appears on pages 14 - 35 of the 1997 Annual Report and is incorporated herein by reference.

ITEM 7A-Quantitative and Qualitative Disclosures About Market Risk

The information required by Item 7A of Form 10-K appears on pages 28, 29, and 30 of the 1997 Annual Report and is incorporated herein by reference.

ITEM 8-Financial Statements and Supplementary Data

The information required by Item 8 of Form 10-K appears on pages 36 - 39 of the 1997 Annual Report and is incorporated herein by reference.

ITEM 9-Changes In and Disagreements With Accountants on Accounting and Financial Disclosures

None

                                   Part III

ITEM 10-Directors of the Registrant

The Corporation responds to this item by incorporating herein by reference the material responsive to such item in the Corporation's definitive proxy statement for its 1998 Annual Meeting of Stockholders.


ITEM 11-Executive Compensation

The Corporation responds to this item by incorporating herein by reference the material responsive to such item in the Corporation's definitive proxy statement for its 1998 Annual Meeting of Stockholders.


ITEM 12-Security Ownership of Certain Beneficial Owners and Management

The Corporation responds to this item by incorporating herein by reference the material responsive to such item in the Corporation's definitive proxy statement for its 1998 Annual Meeting of Stockholders.


ITEM 13-Certain Relationships and Related Transactions The Corporation responds to this item by incorporating herein by reference the material responsive to such item in the Corporation's definitive proxy statement for its 1998 Annual Meeting of Stockholders.

                                   Part IV


ITEM 14-Exhibits, Financial Statement Schedules,
and Reports on Form 8 -K
--------------------------------------------------------------------------------
A1.  Financial Statements


                                                           Page in Annual Report

Consolidated Statements of Condition-December 31, 1997, and 1996             36
--------------------------------------------------------------------------------
Consolidated Statements of Income for the years ended
December 31, 1997, 1996 and 1995                                              37
--------------------------------------------------------------------------------
Consolidated Statements of Changes in Stockholders'
  Equity for the years ended
December 31, 1997, 1996 and 1995                                              38
--------------------------------------------------------------------------------
Consolidated Statements of Cash Flows for the years ended
December 31, 1997, 1996 and 1995                                              39
--------------------------------------------------------------------------------
Notes to Consolidated Financial Statements                               40 - 57
--------------------------------------------------------------------------------
Report of Independent Auditors                                                58
--------------------------------------------------------------------------------

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

   10.2 Employment agreement between the Registrant and John J. Davis is incorporated by reference to exhibit 10.2 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995

   10.3 The Registrant's Employee Stock Option Plan is incorporated by reference to exhibit 10.3 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993

   10.4 The Registrant's Outside Director Stock Option Plan is incorporated by reference to exhibit 10.4 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993

   10.5 Supplemental Executive Retirement Plans ("SERPS") are incorporated by reference to exhibit 10.5 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994

   10.6 Executive Split Dollar Life Insurance Plan is incorporated by reference to exhibit 10.5 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994

   10.7 Employment agreement between the Registrant and Anthony C. Weagley, dated as of January 1, 1996 is incorporated by reference to exhibit 10.7 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995

   10.8 Agreement and Plan of Merger, by and between the Registrant and Lehigh Savings Bank, SLA., dated as of February 14, 1996, as amended is incorporated by reference to exhibit 2 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995

   10.9 Inducement Agreement, dated February 14, 1996 by and between the Registrant and the trustee under a trust agreement applicable to the majority shareholder of Lehigh Savings Bank, SLA is incorporated by reference to exhibit 10.2 of the Registrant's for 10-Q for the period ended March 31, 1996.

   11.1 Statement regarding computation of per share earnings is omitted because the computation can be clearly determined from the material incorporated by reference in this Report.

   13.1 Registrant's Annual Report to Shareholders for the year ended December 31, 1997 (parts not incorporated by reference are furnished for information purposes only and are not to be deemed to be filed herewith.)

   21.1 Subsidiaries of the Registrant is incorporated by reference to exhibit
   22.1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992

   23.1 Consent of KPMG Peat Marwick LLP

   27.1 Financial Data Schedule

B. Reports on Form 8-K

There were no reports on Form 8-K filed by the Registrant during the fourth quarter of 1997.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Center Bancorp Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           CENTER BANCORP INC.

                                                   /s/ JOHN J. DAVIS
                                           -------------------------------------
                                           John J. Davis
                                           President and Chief Executive Officer

Dated  March 31, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, in the capacities described below and on the date indicated above:




/s/ CHARLES P. WOODWARD                    /s/ HUGO BARTH, III
-------------------------------------      -------------------------------------
Charles P. Woodward,                       Hugo Barth, III
Director and Chairman of the Board         Director



/s/ ROBERT L. BISCHOFF                     /s/ ALEXANDER BOL
-------------------------------------      -------------------------------------
Robert L. Bischoff                         Alexander Bol
Director                                   Director




/s/ BRENDA CURTIS                          /s/ DONALD G. KEIN
-------------------------------------      -------------------------------------
Brenda Curtis                              Donald G. Kein
Director                                   Director



/s/ JOHN J. DAVIS                          /s/ HERBERT SCHILLER
-------------------------------------      -------------------------------------
John J. Davis                              Herbert Schiller
President and Chief Executive Officer      Director
and Director


/s/ PAUL LOMAKIN, JR.                      /s/ STAN R. SOMMER
-------------------------------------      -------------------------------------
Paul Lomakin, Jr.                          Stan R. Sommer
Director                                   Director


/s/ WILLIAM THOMPSON                       /s/ ANTHONY C. WEAGLEY
-------------------------------------      -------------------------------------
William Thompson                           Anthony C. Weagley
Director                                   Vice President & Treasurer ( Chief
                                           Accounting and Financial Officer)

Financial Hilights
------------------------------------------------------------------------------

                                                                 For the years ended December 31,                 Percent
                                                                 -------------------------------
                                                                      1997                  1996                   change
  (Dollars, in thousands, except per share data)
EARNINGS
Net interest income                                                 16,219            $       14,844                 9.26%
Provision (credit) for loan losses                                       0                      (132)             (100.00)%
Other income                                                         1,111                       727                52.82%
Other Expenses                                                      10,596                     9,910                 6.92%
Net Income                                                           4,511                     4,157                 8.52%
Cash Dividends Declared                                              1,863             $       1,787                 4.25%
-------------------------------------------------------------------------------------------------------------------------
PER SHARE DATA
Net Income
     Basic                                                            1.91             $        1.77                 7.91%
     Diluted                                                          1.90                      1.77                 7.34%
Cash Dividends                                                        0.79                      0.76                 3.95%
Book Value                                                           14.15                     12.86                10.03%
Tangible Book Value                                                  12.72             $       11.29                12.67%
-------------------------------------------------------------------------------------------------------------------------
AT YEAR END                                                          Bid        Ask       Bid        Ask
Market Value Per Common Share                                      $23.50     $24.50    $20.00     $21.43
-------------------------------------------------------------------------------------------------------------------------
AT YEAR END
Investment Securities                                        $     298,298             $     280,123                 6.49%
Loans                                                              132,424                   117,830                12.39%
Assets                                                             473,112                   459,218                 3.03%
Deposits                                                           436,010                   426,654                 2.19%
Stockholders' Equity                                         $      33,422             $      30,213                10.62%
Total Shares Outstanding                                         2,361,447                 2,349,156                 0.52%

FINANCIAL RATIOS
Return on Average Assets                                              0.94%                     1.00%
-------------------------------------------------------------------------------------------------------------------------
Return on Average Stockholders' Equity                               14.16%                    14.54%
Return on Tangible Average Stockholders' Equity                      15.92%                    15.21%
-------------------------------------------------------------------------------------------------------------------------
Cash Dividends Declared as a Percent of
      Net Income                                                     41.30%                    42.99%
-------------------------------------------------------------------------------------------------------------------------
Average Stockholders' Equity as a
      Percent of Average Total Assets                                 6.65%                     6.89%
Tangible Average Stockholders' Equity as a
      Percent of Average Total Assets                                 5.92%                     6.66%
-------------------------------------------------------------------------------------------------------------------------
Stockholders' Equity as a Percent of Total Assets                     7.06%                     6.58%
Tangible Stockholders' Equity as a
      Percent of Average Total Assets                                 6.27%                     6.39%
-------------------------------------------------------------------------------------------------------------------------
Average Risk-Based Tier I Capital Ratio                              15.48%                    15.61%
Average Risk-Based Tier I and Tier II Capital                        16.15%                    16.38%
Tier I Leverage Ratio                                                 6.19%                     5.76%
-------------------------------------------------------------------------------------------------------------------------

                                                                               1

All share and per share amounts have been restated to reflect the 5% stock dividend paid in May, 1997 and the 3-for-2 stock split paid in May, 1996.

MANAGEMENT'S DISCUSSION & ANALYSIS
OF FINANCIAL CONDITION & RESULTS OF OPERATIONS

     The following introduction to Management's Discussion and Analysis highlights the principal activities of Center Bancorp Inc. that have contributed to its earnings performance in 1997.

     Center Bancorp's performance for 1997 was highlighted by loan growth, principally in the mortgage and consumer loan portfolios, with consistent asset quality which resulted in no additional provision to the allowance for loan losses and no other real estate owned (OREO) at December 31, 1997. 1997 represented another year of solid earnings. As a result of sustained earnings and capital growth, dividends were maintained at over a 40 percent dividend payout ratio and the Board of Directors declared a 5% stock dividend. The stock dividend was paid May 31, 1997, and constituted the fourth time in the last five years that the Corporation has either paid a stock dividend or declared a stock split.

     Net income for the twelve months ended December 31, 1997, amounted to $4,511,000 as compared to $4,157,000 and $4,040,000 earned for the comparable periods in 1996 and 1995, respectively. Basic earnings per share amounted to $1.91 as compared to $1.77 and $1.73 earned in 1996 and 1995, respectively. Diluted earnings per share were $1.90 for 1997 compared to $1.77 in 1996 and $1.73 in 1995. These figures have been restated to reflect the five percent stock dividend in 1997, and the three-for-two stock split in 1996.

     Earnings performance for 1997 reflected increased net interest income being offset in part by an increase in operating expenses. These expenses were a direct result of the growth and expansion of Union Center National Bank (the "Bank"). The increased net interest income was primarily a result of a change in the asset mix, and an increased volume of earnings-assets, offset in part by an increased volume of interest-bearing liabilities that partially funded earning-asset growth. The expanded level of net average earning-assets was primarily supported by an increased level of average interest-bearing time deposits.

     The Corporation's total assets grew to an all time year-end high of $473.1 million at December 31, 1997, increasing $13.9 million or 3 percent over December 1996 levels. The return on average assets was 0.94 percent in 1997, as compared with 1.00 percent and 1.15 percent in 1996 and 1995, respectively.

     A continuing key element of the Corporation's consistent performance is its strong capital base. The Corporation's risk-based capital ratios at December 31, 1997 were 15.5 percent for Tier I capital and 16.2 percent for total risk-based capital. These ratios substantially exceed the minimum of 4 percent for Tier I capital and 8 percent for total capital under regulatory guidelines. From a performance viewpoint, return on tangible average shareholder's equity was 15.9 percent in 1997, compared with 15.2 percent for 1996 and 15.3 percent in 1995.

     The following sections discuss the Corporation's Results of Operations, Asset and Liability Management, Liquidity and Capital Resources.
--------------------------------------------------------------------------------
                                                                            15

CENTER BANCORP INC.

MANAGEMENT'S DISCUSSION & ANALYSIS
OF FINANCIAL CONDITION & RESULTS OF OPERATIONS (continued)

RESULTS OF OPERATIONS

     The most significant component of Center Bancorp's is net interest income, which is the difference between the interest earned on the portfolio of earning assets (principally investments and loans) and the interest paid for deposits and short-term borrowings which support these assets.

     Net interest income is directly affected by changes in the volume and mix of interest-earning-assets and interest-bearing liabilities which support those assets, as well as changes in the rates earned and paid. Net interest income is presented in this financial review on a fully tax-equivalent basis, whereby tax-exempt income (primarily interest earned on various obligations of state and political subdivisions) was adjusted by the amount of income tax which would have been paid had the assets been invested in taxable issues- As a result, the net interest income data presented in this financial review differ from the Corporation's net interest income components of the consolidated financial statements presented elsewhere in this report.

     The following table presents the components of net interest income (on a tax-equivalent basis) for the past three years.

                                                                       Years Ended December 31,
------------------------------------------------------------------------------------------------------------------------------
                                                    1997                                  1996                         1995
------------------------------------------------------------------------------------------------------------------------------
                                                  Increase                              Increase
                                                 (Decrease)                            (Decrease)
                                                    from        Percent                   from       Percent
(dollars in thousands)                Amount     Prior Year      Change     Amount     Prior Year     Change           Amount
------------------------------------------------------------------------------------------------------------------------------
Interest Income:
Investments                          $20,178      $ 2,854         16.4     $17,324      $ 4,043        30.4           $13,281
Loans, including fees                  9,980        1,355         15.7       8,625        1,099        14.6             7,526
Federal funds sold and securities
 purchased under agreement
 to resell                               548           67         13.9         481         (461)      (48.9)              942
------------------------------------------------------------------------------------------------------------------------------
*Total Interest income                30,706        4,276         16.2      26,430        4,681        21.5            21,749
------------------------------------------------------------------------------------------------------------------------------
Interest expense:
Certificates $100,000 or more          5,836        1,723         41.9       4,113        1,349        48.8             2,764
Deposits                               8,034          937         13.2       7,097        1,176        19.9             5,921
Short-term borrowings                    617          241         64.1         376          274       268.6               102
------------------------------------------------------------------------------------------------------------------------------
Total interest expense                14,487        2,901         25.0      11,586        2,799        31.9             8,787
------------------------------------------------------------------------------------------------------------------------------
Net interest income *                 16,219        1,375          9.3      14,844        1,882        14.5            12,962
Tax-equivalent adjustment                481          (97)       (16.6)        578         (112)      (16,2)              690
------------------------------------------------------------------------------------------------------------------------------
Net interest income on a fully
tax-equivalcnt basis                 $16,700      $ 1,278          8.3     $15,422      $ 1,770        13.0           $13,652
------------------------------------------------------------------------------------------------------------------------------

16
*Before the provision (credit) for loan losses.
NOTE: The tax-equivalent adjustment was computed based on an assumed statutory Federal income tax rate of 34 percent. Adjustments were made for interest earned on securities of state and political subdivisions.

NET INTEREST INCOME

     Net interest income on a fully tax-equivalent basis increased $1.3 million or 8.3 percent to approximately $16.7 million during 1997 from approximately $15.4 million for 1996. The net interest margin decreased from
4.01 percent to 3.75 percent for 1997 due to the effect of the increased cost of funds reflecting the rise in short-term interest rates that prevailed throughout most of 1997. This was offset in part by an increase in the average volume of interest-earning assets in 1997 as compared to 1996. The average balance of interest-earning assets and interest-bearing liabilities increased from $385.0 million and $321.3 million, respectively, in 1996 to $445.2 million and $371.6 million, respectively, in 1997. Net average interest-earning-assets increased from $63.8 million in 1996 to $73.6 in 1997. The 1997 change in average balances was primarily due to increased volumes of taxable investments funded with increased volumes of time deposits.

     The average yield on interest-earning assets remained even from 1996 to 1997 (7.01 % in both years) while there was a substantial increase in the average cost of interest-bearing liabilities (3.61 percent in 1996 versus 3.90 percent in 1997), reflecting the rise in short-term interest rates that prevailed through most of 1997.

     The factors underlying the year-to-year changes in net interest income are reflected in the tables appearing below and on page 35, both of which have been presented on a tax-equivalent basis (assuming a 34 percent tax rate). The table on page 35 (Average Statements of Condition with Interest and Average Rates) shows the Corporation's consolidated average balance of assets, liabilities and stockholders' equity, the amount of income produced from interest-earning assets and the amount of expense resulting from interest-bearing liabilities, and net interest income as a percentage of average interest-earning assets. The table on page 18 (Analysis of Variance in Net Interest Income Due to Volume and Rates) quantifies the impact on net interest income resulting from changes in average balances and average rates over the past three years. Any change in interest income or expense attributable to both changes in volume and changes in rate has been allocated in proportion to the relationship of the absolute dollar amount of change in each category.
------------------------------------------------------------------------------

CENTER BANCORP INC.





MANAGEMENT'S DISCUSSION & ANALYSIS
OF FINANCIAL CONDITION & RESULTS OF OPERATIONS (continued)

ANALYSIS OF VARIANCE IN NET INTEREST INCOME DUE TO VOLUME AND RATES


                                                      1997/1996                                   1996/1995
                                                 Increase (Decrease)                         Increase (Decrease)
                                                  Due to Change in:                            Due to Change in:
---------------------------------------------------------------------------------------------------------------------------------
                                               Average        Average          Net           Average        Average         Net
(dollars in thousands)                         Volume           Rate          Change         Volume           Rate         Change
---------------------------------------------------------------------------------------------------------------------------------
Interest-earning assets:
Investment securities:
  Taxable                                     $ 2,984        $    21         $ 3,005        $ 3,984        $   276       $ 4,260
  Non-taxable                                    (278)            26            (252)          (337)             8          (329)
Federal funds sold and securities
  purchased under agreement to resell             931           (864)             67           (426)           (35)         (461)
Loans, net of unearned discounts                1,399            (40)          1,359          1,013             86         1,099
---------------------------------------------------------------------------------------------------------------------------------
     Total interest-earning assets              5,036           (857)          4,179          4,234            335         4,569
---------------------------------------------------------------------------------------------------------------------------------
Interest-bearing liabilities:
Money market deposits                            (130)          (140)           (270)           (80)           129            49
Savings deposits                                   68            (11)             57            123           (136)          (13)
Time deposits                                   2,684            203           2,887          2,874            (76)        2,798
Other interest-bearing deposits                   (46)            32             (14)           (29)          (280)         (309)
Short-term borrowings                             241              0             241            268              6           274
---------------------------------------------------------------------------------------------------------------------------------
     Total interest-bearing liabilities         2,817             84           2,901          3,156           (357)        2,799
---------------------------------------------------------------------------------------------------------------------------------
Change in net interest income                 $ 2,219        $  (941)        $ 1,278        $ 1,078        $   692       $ 1,770
---------------------------------------------------------------------------------------------------------------------------------

     Interest income (tax-equivalent) increased by $4.2 million from 1996 to 1997 and by $4.6 million from 1995 to 1996. The primary factor in the improvement in interest income during 1997 was the increased level of earning-assets, as previously noted. The Corporation's loan portfolio increased on average by $17.6 million, primarily as a result of increased volumes of commercial real estate, commercial and home equity loans. This increase was primarily achieved through increased business development. The loan portfolio (traditionally the highest yielding type of interest-earning asset) represented 28.1 percent of the Corporation's interest-earning assets (on average) during 1997 as compared with 28.0 percent of such assets (on average) during 1996. The increased level of interest income generated from the loan portfolio in 1997 was due to increased volume, as the average yield on the Corporation's loans declined by 3 basis points.

     Investments contributed the most significant change in the earning-asset mix in 1997. Investment volume which increased on average by $41.3 million was driven by increased deposit volume, primarily time deposits. Within the investment portfolio, volume increases in taxable securities of $45.1 million far outweighed (decreases) in the non-taxable portfolio of $3.8 million. The substantial growth in the taxable securities portfolio reflects the availability of higher rate taxable securities, making the yields on taxable instruments more attractive.

     Interest expense increased during 1997, primarily as a result of the increased deposit volumes, and the continued pressure of the cost of funds in the short-term market, as the yield curve flattened. For the twelve months ended December 31, 1997, interest expense increased by $2.9 million or 25.0
------------------------------------------------------------------------------
percent as compared with the twelve months ended December 31, 1996. The average cost of funds increased by 29 basis points, reflecting the rise in interest rates, and changes in the liability mix, (i.e., increased volumes of more costly interest-bearing time deposits).

     During 1996 interest expense increased $2.8 million or 31.8 percent as compared with the twelve months ended December 31, 1995. This was primarily a result of higher average funding costs, as short-term interest rates moved higher throughout most of 1996. The resulting average cost of funds to the Corporation increased by 24 basis points. This cost was further impacted by a change in the liability mix, as the Corporation had increased volumes of more costly interest-bearing liabilities and funding sources. During 1996 and 1997, less expensive deposits such as checking, Savings and Money Market accounts were replaced by more costly time deposits of $100,000 and over.

     Inflationary fears and the expanding economy have pushed short-term interest rates up. This in turn has effected the cost of funds associated with a number of the Corporation's funding products, including municipal deposits tied to market indices, "Jumbo" Certificates of Deposit, and short-term repurchase agreements. Deposit growth continued to be impacted by the depositors' desire for higher-yielding investment alternatives, such as mutual funds, equity securities, tax-free instruments, and a variety of insurance products. As interest rates remained high in the short term market in 1996, and into 1997, depositors shifted funds from lower yielding savings and money market accounts into higher yielding certificates of deposit. This shift continued throughout 1997. The impact of this change in the deposit mix, coupled with the higher rates at the short end of the yield curve, gave rise to the net change in the cost of funds.

     For the three year period ended December 31, 1997, the Corporation's net interest yield on a tax-equivalent basis (i.e., net interest income on a tax-equivalent basis as a percent of average interest-caming assets) declined to 3.75 percent in 1997 from 4.01 percent, and 4.21 percent for 1996 and 1995, respectively. The declines noted reflected a narrowing of spreads between yields earned on loans and investments and rates paid for supporting funds. There was a favorable change in the mix of interest-earning assets, primarily the increased loan volumes. However, this was not sufficient to offset the effects of the change in the mix of interest-bearing liabilities to more costly funding.

     The contribution of noninterest-bearing sources (i.e. the differential between the average rate paid on all sources of funds and the average rate paid on interest-bearing sources) increased approximately 4 basis points during 1997 from 60 basis points in 1996. During the comparable periods of 1996 and 1995 there was a decrease of 6 basis points, from 66 basis points to 60 basis points.

     The Corporation's net interest rate spread (i.e., the average yield on average interest-earning assets, calculated on a tax-equivalent basis, minus the average rate paid on interest-bearing liabilities) declined to 3.11 percent in 1997 from 3.40 percent in 1996 and 3.55 percent in 1995. The decline in net interest spreads is primarily a result of the increased cost of interest-bearing liabilities and the limitations on the Corporation's ability to expand its loan portfolio.
------------------------------------------------------------------------------

CENTER BANCORP INC.





MANAGEMENT'S DISCUSSION & ANALYSIS
OF FINANCIAL CONDITION & RESULTS OF OPERATIONS (continued)

INVESTMENTS

     The average volume of investment securities increased by $41.3 million in 1997 as compared to 1996. The tax-equivalent yield on investments remained unchanged at 6.67 percent during 1997. The stability in the yield on the investment portfolio in 1997 was achieved through equal or higher market rates on purchases made to replace similar yielding investments which had matured, were prepaid or were called.

     The impact of repricing activity on yields was lessened by a change in the mix of the portfolio and shorter investment maturities, resulting in narrowed spreads. The change in investment strategies resulted from the current uncertainty of rates and the constraints imposed by SFAS No. 115. Securities available-for-sale are a part of the Corporation's interest rate risk management strategy and may be sold in response to changes in interest rates, changes in prepayment risk, liquidity management and other factors.

     Pursuant to the provisions and implementation guidance contained within the special report "A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities", on November 27, 1995, the Corporation reassessed the classification of all securities within its portfolio and transferred $17.8 million from its held-to-maturity investment portfolio to its available-for-sale portfolio. These securities had a market value of $17.9 million, which resulted in the Corporation's recording an unrealized gain on securities available-for-sale, net of tax, within stockholders' equity of $60,000. During 1997 and 1996, the Corporation had no such transfers. Sales from the Available-for-Sale portfolio were made in the normal course of business.

     At December 31, 1997, the total investment portfolio excluding overnight investments, was $298.3 million, or 67.5 percent of earning-assets, as compared to $280.1 million or 66.5 percent at December 31, 1996. The principal components of the investment portfolio are U.S. government Treasury and Federal Agency securities. For additional information regarding the Corporation's investment portfolio, see Note 4 to the Consolidated Financial Statements.

LOANS

     Loan growth during 1997 occurred in all categories of the loan portfolio. This growth occurred from the volume acquired in the Lehigh acquisition enhanced by the Corporation's marketing and business development programs and new product lines. The stabilization of yield in the loan portfolio was the result of a stable prime rate environment coupled with a competitive rate structure to attract new loans. The effect of additions to the loan portfolio were lessened by continued refinancing activity and by the heightened competition for borrowers that exists in the lending markets. The Corporation's desire to grow this component of the earning-asset mix is reflected in its current business development plan and marketing plans, as well as its short-term strategic plan.

     Analyzing the portfolio for the twelve months ended December 31, 1997, average loan volume increased $17.6 million, while the portfolio yield decreased 3 basis points as compared with 1996. Total average loan volume increased to $125.5 million with an average yield of 7.96 percent, as compared to $107.9 million with an average yield of 7.99% for December 31, 1996. For additional information regarding loans, see Note 5 to the Consolidated Financial Statements.
------------------------------------------------------------------------------

ALLOWANCE FOR LOAN LOSSES AND RELATED PROVISION

     The purpose of the allowance for loan losses is to absorb the impact of losses inherent in the loan portfolio. Additions to the allowance are made through provisions charged against current operations and through recoveries made on loans previously charged-off. The allowance for loan losses is maintained at an amount considered adequate by management to provide for potential credit losses based upon a periodic evaluation of the risk characteristics of the loan portfolio. In establishing an appropriate allowance, an assessment of the individual borrowers, a determination of the value of the underlying collateral, a review of historical loss experience and an analysis of the levels and trends of loan categories, delinquencies and problem loans are considered. Such factors as the level and trend of interest rates and current economic conditions are also reviewed. At year-end 1997, the level of the allowance was $1,269,000 as compared to a level of $1,293,000 at December 31, 1996. The Corporation had a credit to earnings (through the provision for loan losses) in 1996 of $132,000 and no provision charged to operations in 1997.

     At December 31, 1997, the allowance for loan losses amounted to $1,269,000 or 0.96 percent of total loans. In management's view, the level of the allowance during 1997 has been adequate to cover any loss experience and therefore has not warranted any additions to the allowance during 1997. The increased balance of $220,000, in 1996, represented the allowance acquired from Lehigh on June 28, 1996, less net charge-offs.

     Various regulatory agencies, as an integral part of their examination process, periodically review the Corporation's allowance for loan losses. Such agencies may require the Corporation to increase the allowance based on their analysis of information available to them at the time of their examination. The allowance for loan losses as a percentage of total loans amounted to 0.96 percent, 1.10 percent and 1.10 percent at December 31, 1997, 1996 and 1995, respectively. The Corporation's provision (credit) for loan losses required to reach these levels was $0, ($132,000), and $0 for 1997, 1996 and 1995, respectively.

     During 1997 the Corporation did not experience any substantial problems within its loan portfolio. Net charge-offs were $24,000 in 1997, $341,000 in 1996. The Corporation had no net charge-offs in 1995. The Corporation had non-accrual loans amounting to $27,000 at December 31, 1997, $298,000 at December 31, 1996, and no non-accrual loans at year-end for the prior three years. The Corporation continues to aggressively pursue collections of principal and interest on loans previously charged-off.

     The accounting for impaired loans requires that impaired loans be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or at the fair value of the collateral if the loan is collateral dependent. Impaired loans consist of non-accrual loans and loans internally classified as substandard or below, in each instance above an established dollar threshold. All loans below the established dollar threshold are considered homogenous and are collectively evaluated for impairment. The Corporation does not have any impaired loans.
------------------------------------------------------------------------------
                                                                            21

CENTER BANCORP INC.



MANAGEMENT'S DISCUSSION & ANALYSIS
OF FINANCIAL CONDITION & RESULTS OF OPERATIONS (continued)

     The Corporation's statements herein regarding the adequacy of the allowance for loan losses may constitute forward looking statements under the Private Securities Reform Litigation Act of 1995. Actual results could indicate that the amount of the Corporation's allowance was inadequate. Factors that could cause the allowance to be inaccurate are the same factors that are analyzed by the Corporation in establishing the amount of the allowance.

FIVE YEAR STATISTICAL ALLOWANCE FOR LOAN LOSSES

     The following table reflects the relationship of loan volume, the provision and allowance for loan losses and net charge-offs for the past five years:


                                                                              Years Ended December 31,
----------------------------------------------------------------------------------------------------------------------------------
(dollars in thousands)                                1997               1996          1995              1994                 1993
----------------------------------------------------------------------------------------------------------------------------------
Average loans outstanding                          $ 125,476         $ 107,897      $  95,216         $  72,752          $  66,656
----------------------------------------------------------------------------------------------------------------------------------
Total loans at end of period                       $ 132,424         $ 117,830      $  97,570         $  88,805          $  65,745
----------------------------------------------------------------------------------------------------------------------------------
Analysis of the Allowance for Loan Losses
Balance at the beginning of year                   $   1,293         $   1,073      $   1,073         $     943          $     821
  Charge-offs:
  Commercial                                               2                 0              0                 0                 20
  Real estate-mortgage                                     0               470              0                 0                 58
  Installment loans                                       29                 9             10                12                 20
----------------------------------------------------------------------------------------------------------------------------------
Total charge-offs                                         31               479             10                12                 98
----------------------------------------------------------------------------------------------------------------------------------
  Recoveries:
  Commercial                                               0                 0              0               110                  0
  Real estate-mortgage                                     0               132              5                20                 19
  Installment loan                                         7                 6              5                 2                  1
----------------------------------------------------------------------------------------------------------------------------------
Total recoveries                                           7               138             10               132                 20
----------------------------------------------------------------------------------------------------------------------------------
Net charge offs:                                          24               341              0              (120)                78
----------------------------------------------------------------------------------------------------------------------------------
Adjustments from acquisition of Lehigh                     0               693              0                 0                  0
----------------------------------------------------------------------------------------------------------------------------------
Provision (credit) for loan losses                         0              (132)             0                10                200
----------------------------------------------------------------------------------------------------------------------------------
Balance at end of year                             $   1,269         $   1,293      $   1,073         $   1,073          $     943
----------------------------------------------------------------------------------------------------------------------------------
Ratio of net charge-offs during the year to
  average loans outstanding during the year             0.02%             0.32%          0.00%             (.16%)             0.12%
----------------------------------------------------------------------------------------------------------------------------------
Allowance for Loan Losses as a percentage
  of total loans at end of year                         0.96%             1.10%          1.10%             1.21%              1.43%
----------------------------------------------------------------------------------------------------------------------------------


     The 1996 charge-off of $470,000 in real-estate mortgage loans occurred on loans acquired from Lehigh, which were subsequently sold. Similarly, the $132,000 loan loss recovery, in 1996, was on a loan that had been previously part of Lehigh's portfolio.

ASSET QUALITY

     The Corporation manages asset quality and credit risk by maintaining diversification in its loan portfolio and through review processes that include analysis of credit requests and ongoing examination of outstanding loans and delinquencies, with particular attention to portfolio dynamics and mix. The Corporation strives to identify loans experiencing difficulty early enough to correct the problems, to record charge-offs promptly based on realistic assessments of current collateral values,
------------------------------------------------------------------------------
22
and to maintain an adequate allowance for loan losses at all times. These practices have protected the Corporation during economic downturns and periods of uncertainty.

     It is generally the Corporation's policy to discontinue interest accruals once a loan is past due as to interest or principal payments for a period of ninety days. When a loan is placed on non-accrual, interest accruals cease and uncollected accrued interest is reversed and charged against current income.

     Payments received on non-accrual loans are applied against principal. A loan may only be restored to an accruing basis when it again becomes well secured and in the process of collection or all past due amounts have been collected. Loan origination fees and certain direct loan origination costs are deferred and recognized over the life of the loan as an adjustment to the loan's yield.

     The following table sets forth, as of the dates indicated, the amount of the Corporations non-accrual loans, restructured loans, accruing loans past due 90 days or more and other real estate owned.



                                                                   At December 31,
----------------------------------------------------------------------------------------------------
(dollars in thousands)                         1997        1996         1995        1994        1993
----------------------------------------------------------------------------------------------------
Non-accrual loans                               327        $298        $  0        $  0        $  0
Restructured loans                                0           0           0           0           0
Accruing loans past due 90 days or more          73         121          48           0           0
Other Real Estate Owned                           0           0           0           0           0
----------------------------------------------------------------------------------------------------
Total non-performing assets                    $100        $419        $ 48        $  0        $  0
----------------------------------------------------------------------------------------------------

     At December 31, 1997, other than the loans set forth above, the Corporation is not aware of any loans which present serious doubts as to the ability of its borrowers to comply with present loan repayment terms and which are expected to fall into one of the categories set forth in the table above.

NONINTEREST INCOME

     The following table presents the principal categories of noninterest income for each of the years in the three year period ended December 31, 1997.


                                                                       Years Ended December 31,
--------------------------------------------------------------------------------------------------------------------------
(dollars in thousands)                         1997          1996         % change      1996          1995        % change
--------------------------------------------------------------------------------------------------------------------------
Other Income:
Service charges, commissions and fees        $  638        $  516           23.6      $  516        $  570          (9.5)
Other income                                    139           136            2.2         136           113          20.4
Gain on securities sold                         334            75          345.3          75            49          53.1
--------------------------------------------------------------------------------------------------------------------------
Total other noninterest-income               $1,111        $  727           52.8      $  727        $  732          (0.7)
--------------------------------------------------------------------------------------------------------------------------

                                                                              23

CENTER BANCORP INC.


MANAGEMENT'S DISCUSSION & ANALYSIS
OF FINANCIAL CONDITION & RESULTS OF OPERATIONS (continued)

     Total other (noninterest) income, exclusive of gains on securities sold, reflects an increase of $125,000 or 19.2 percent in 1997. The primary component of the increase was the rise of fee revenue reflected in service charges, commissions and fees. This increase of $122,000 or 23.6 percent in such fees, was a result of increased fee income derived from ATM fees and checking account activity. For the 1996 period, total other (noninterest) income, exclusive of gains on securities sold, reflects a decrease of $54,000 or 9.5 percent. The primary component of the decrease was the result of reduced fee income derived from checking account activity. Other less significant factors contributing to the decline in service charges in 1996 were reductions in other fee income sources resulting from fluctuating levels of business activity, and a reduction to zero in the cost of automated teller fees to the customer.

     During 1997 there were sales from the Corporation's available-for-sale portfolio with a net gain of approximately $334,000. These sales were made as part of the Corporation's investment strategy. In 1996 there were $75,000 in net gains on securities sold. These sales were made from the Corporation's available-for-sale investment portfolio and were made as part of structuring the Corporation's interest rate risk position.

NONINTEREST EXPENSE

     The following table presents the principal categories of noninterest expense for each of the years in the three-year period ended December 31, 1997.


                                                                 Years Ended December 31,
-----------------------------------------------------------------------------------------------------------------------
(dollars in thousands)                   1997           1996         % change       1996           1995        % change
-----------------------------------------------------------------------------------------------------------------------
Other noninterest-expense:
Salaries and employee benefits         $ 5,487        $ 5,168           6.2       $ 5,168        $ 4,323          19.5
Occupancy expenses net                   1,015            910          11.5           910            712          27.8
Premises and equipment expense           1,341          1,141          17.5         1,141            794          43.7
Stationery and printing expense            254            525         (51.6)          525            295          78.0
Marketing & Advertising                    337            422         (20.1)          422            217          94.5
Other expenses                           2,162          1,744          24.0         1,744          1,797          (2.9)
-----------------------------------------------------------------------------------------------------------------------
Total other noninterest-expense        $10,596        $ 9,910           6.9       $ 9,910        $ 8,138          21.8
-----------------------------------------------------------------------------------------------------------------------

     Total other (noninterest) expense increased $686,000 or 6.9 percent in 1997 as compared to an increase of $1.8 million or 21.8 percent from 1995 to 1996. Salaries and employee benefits accounted for 51.8 percent of total other expense for 1997, as compared to 52.1 percent and 53.1 percent for the years 1996 and 1995, respectively. Strict control over other expenses has been a key objective of Management to maximize earnings efficiency. The Corporation's efficiency/overhead ratio (other expenses less non-recurring expense and other income as a percentage of net interest income on a tax-equivalent basis) was
56.8 percent, 57.4 percent and 54.2 percent, respectively, for 1997, 1996 and 1995. The ratio of other expenses to average assets improved to 2.21 percent in 1997 from 2.39 percent in 1996 which had decreased from 2.50 percent in 1995. The level of operating expense during 1997 was favorably impacted by lower marketing and advertising expenditures as well as the reduction of stationery and printing expense resulting from recording a one-time inventory adjustment. The level of operating expense during 1996 was impacted by the acquisition of Lehigh and the opening of the Madison office. However, the Corporation's non-interest expense ratios from year to year continue to remain relatively stable and were maintained
------------------------------------------------------------------------------
24
notwithstanding the addition of new expenses related to facilities expense, primarily the Bank's Madison office and Corporate headquarters in prior years, as well as technological initiatives such as check imaging and PC Banking.

     Salaries and employees benefits increased $319,000 or 6.2 percent in 1997, primarily the result of higher benefits costs and merit and promotional raises. In 1996 these expenses increased $845,000 primarily due to the increased expense arising from increased staffing levels associated with the Lehigh acquisition, merit and promotional raises and higher benefit costs. Staffing levels overall decreased to 140 at December 31, 1997 from 151 full-time equivalent employees at December 31, 1996. Employees' longevity has continued to be significant. As of December 31, 1997, the Corporation's employees, excluding officers, have been employed by the Corporation for an average of 217.23 weeks or 4.18 years. This factor contributes to the Corporation's continued productivity, as evidenced by the ratio of average assets, in millions, per full time-equivalent employee, which amounted to $3.4 million, $2.7 million and $2.6 million in 1997, 1996 and 1995, respectively.

     Occupancy and bank premises and equipment expense increased by $305,000 or 14.9 percent in 1997 over 1996. This increase in 1997 expense reflects the ongoing impact on operating costs of expanded facilities and operations coupled with the Lehigh acquisition, a full year's depreciation expense on 1996's fixed asset purchases, and technology expenditures. The increase in such expenses of $545,000 or 36.2 percent in 1996 from 1995, reflect the increased costs associated with the expansion of new facilities, primarily the new corporate headquarters building, offset by operating overhead efficiencies achieved during the period.

     The Omnibus spending bill (H.R. 3610) President Clinton signed on September 30, 1996 included provisions for a special assessment to recapitalize the Savings Association Insurance Fund (SAIF), provisions to provide funding to meet the Financing Corporation (FICO) bond obligations, and to merge the Bank Insurance Fund (BIF) with the SAIF Fund on January 1, 1999. As a result of the acquisition of Lehigh, the Corporation was obligated to pay a one-time assessment on Lehigh's deposits. The special assessment calculation for the Corporation was based on those deposits Lehigh reported at March 31, 1995, at an assessment rate of 65.7 cents per $100.00 of deposits. The total assessment amounted to $469,606 and was paid to the Federal Deposit Insurance Corporation on November 27, 1996.

     The Funds Act also separated, effective January 1, 1997, the Financing Corporation (FICO) assessment to service the interest on its bond obligations from the SAIF assessment. In general, the amount assessed on individual institutions by the FICO will be in addition to the amount paid for deposit insurance according to the FDIC's risk-related assessment rate schedules. Future Federal Deposit Insurance expense will be affected by the FICO bond payment and continued expense on Lehigh Saving's acquired deposits. The FICO obligation is to be shared by both SAIF and BIF insured institutions. For the years 1997-1999, BIF-assessable deposits will be assessed at a rate of 1/5 of the rate imposed on SAIF-assessable deposits. The deposits acquired from Lehigh Savings SLA are classified as SAIF assessable Oakar deposits.
------------------------------------------------------------------------------

CENTER BANCORP INC.

MANAGEMENT'S DISCUSSION & ANALYSIS
OF FINANCIAL CONDITION & RESULTS OF OPERATIONS (continued)

INCOME TAXES

     The Corporation's provision for income taxes increased from 1995 to 1996 and from 1996 to 1997 primarily as a result of increased state taxes and a reduction of tax-exempt income. The effective tax rates for the Corporation for the periods ended December 31, 1997, 1996 and 1995 were 33.0 percent, 28.2 percent and 27.3 percent, respectively. The effective tax rate continues to be less than the combined statutory Federal tax rate of 34 percent and the New Jersey state tax rate of 9 percent. The difference between the statutory and effective tax rates primarily reflects the tax-exempt status of interest income on obligations of states and political subdivisions and disallowed expense items for tax purposes, such as travel and entertainment expense, as well as amortization of goodwill. Tax-exempt interest income, on a tax-equivalent basis, decreased by $252,000 or 14.8 percent from 1996 to 1997, and declined by $329,000 or 16.2 percent from 1995 to 1996.

RECENT ACCOUNTING PRONOUNCEMENTS

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

     FASB Statement No. 131 "Disclosures about Segments of an Enterprise and Related Information" (Statement 131) requires public companies to report information about business segments in their annual financial statements and selected business segment information in quarterly reports issued to shareholders. Statement 131 requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues, and its major customers. This statement Supersedes FASB Statement No. 14, "Financial Reporting for Segments of a Business Enterprise." Statement 131 is effective for fiscal years beginning after December 15, 1997.
------------------------------------------------------------------------------

YEAR 2000 CENTURY DATE CHANGE

     In May 1997, the Federal Financial Institutions Examination Council (FFIEC) issued a joint statement updating its prior statement, issued in June of 1996, addressing the assessment and preparedness for the Year 2000 Century date change. Regulators have defined a formal year 2000 management process to assist the financial industry in dealing with this issue on a timely basis.

     The year 2000 century date change poses a significant challenge for financial institutions, as well as all businesses, because many computer programs and applications will cease to function normally as a result of the way that date fields have been programmed historically. This date problem exists because the two-digit representation of the year will be interpreted in many applications to mean the year 1900, not 2000, unless the date or program logic is changed. The result could be a number of errors, including incorrect mathematical calculations and lost system files.

     The Corporation has implemented a strategic plan for Year 2000 compliance. The project objectives include assessment of the full effect of the Year 2000 issue, system development for testing and implementing solutions, determining how the Corporation will coordinate processing capabilities with its customer, vendor, and payment partners, and determining internal control requirements.

     By June 1998, management expects to have completed the first several phases of the plan, including identification, modification, and preliminary testing. Management's goal is to be compliant with regulatory guidelines by December 1998, although no assurances can be given that the Corporation will be able to satisfy this objective. At present, management is unable to make a reliable estimate of the total costs to the Corporation of achieving Year 2000 compliance. However, management does not believe that such costs will be material to the Corporation's consolidated financial condition, full-year results of operations or liquidity. The immediately preceding sentence constitutes a forward-looking statement under the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from the Corporation's forward-looking statement as a result of a variety of factors, including potential unavailability of technological resources, increased expenses associated with obtaining such resources and unanticipated technological difficulties.

ASSET AND LIABILITY MANAGEMENT

     Asset and Liability management encompasses an analysis of market risk, the control of interest rate risk (interest sensitivity management) and the ongoing maintenance and planning of liquidity and capital. The composition of the Corporation's statement of condition is planned and monitored by the Asset and Liability Committee (ALCO). In general, management's objective is to optimize net interest income and minimize market risk and interest rate risk by monitoring these components of the statement of condition.
------------------------------------------------------------------------------

CENTER BANCORP INC.



MANAGEMENT'S DISCUSSION & ANALYSIS
OF FINANCIAL CONDITION & RESULTS OF OPERATIONS (continued)

INTEREST SENSITIVITY

MARKET RISK

     "Market risk" represents the risk of loss from adverse changes in market prices and rates. The Corporation's market rate risk arises primarily from interest rate risk inherent in its investing, lending and deposit taking activities. To that end, management actively monitors and manages its interest rate risk exposure.

     The Corporation's profitability is affected by fluctuations in interest rates. A sudden and substantial increase in interest rates may adversely impact the Corporation's earnings to the extent that the interest rates borne by assets and liabilities do not similarly adjust. The Corporation's primary objective in managing interest rate risk is to minimize the adverse impact of changes in interest rates on the Corporation's net interest income and capital, while structuring the Corporation's asset-liability structure to obtain the maximum yield-cost spread on that structure. The Corporation relies primarily on its asset-liability structure to control interest rate risk. The Corporation continually evaluates interest rate risk management opportunities, including the use of derivative financial instruments. The management of the Corporation believes that hedging instruments currently available are not cost-effective, and therefore, has focused its efforts on increasing the Corporation's yield-cost spread through wholesale and retail growth opportunities.

     The Corporation monitors the impact of changes in interest rates on its net interest income using several tools. One measure of the Corporation's exposure to differential changes in interest rates between assets and liabilities is the Corporation's analysis of its interest rate sensitivity.

     This test measures the impact on net interest income and on net portfolio value of an immediate change in interest rates in 100 basis point increments. Net portfolio value is defined as the net present value of assets, liabilities, and off-balance sheet contracts.

     The primary tool used by management to measure and manage interest rate exposure is a simulation model. Use of the model to perform simulations reflecting changes in interest rates over one and two-year time horizons has enabled management to develop and initiate strategies for managing exposure to interest rate risk. In its simulations, management estimates the impact on net interest income of various changes in interest rates. Projected net interest income sensitivity to movements in interest rates is modeled based on both an immediate rise or fall in interest rates ("rate shock"), as well as gradual changes in interest rates over a 12 month time period. The model is based on the actual maturity and repricing characteristics of interest-rate sensitive assets and liabilities. The model incorporates assumptions regarding earning-asset and deposit growth, prepayments, interest rates and other factors. Management believes that both individually and in the aggregate these assumptions are reasonable, but the complexity of the simulation modeling process results in a sophisticated estimate, not an absolutely precise calculation of exposure. For example, estimates of future cash flows must be made for instruments without contractual maturity or payment schedules.

     Based on the information and assumptions in effect at December 31, 1997, management of the Corporation believes that rate shocks of up 100 and 200 basis points, respectively, would result in a change to net interest income of 6 percent and 12 percent, respectively. Conversely, rate shocks down 100 and 200 basis points are neutral, not materially affecting the Corporation's financial statement, with increases to net interest income of approximately 1 percent.

------------------------------------------------------------------------------

     Short term interest rate exposure analysis is supplemented with an interest sensitivity gap ("Gap") model. The Corporation utilizes interest sensitivity analysis to measure the responsiveness of net interest income to changes in interest rate levels. Interest rate risk arises when an earning-asset matures or when its interest rate changes in a time period different from that of a supporting interest-bearing liability, or when an interest-bearing liability matures or when its interest rate changes in a time period different from that of an earning-asset that it supports. While the Corporation matches only a small portion of specific assets and liabilities, total earning assets and interest bearing liabilities are grouped to determine the overall interest rate risk within a number of specific time frames. The difference between interest sensitive assets and interest sensitive liabilities is referred to as the interest sensitivity gap. At any given point in time, the Corporation may be in an asset-sensitive position, whereby its interest-sensitive assets exceed its interest-sensitive liabilities, or in a liability-sensitive position, whereby its interest-sensitive liabilities exceed its interest-sensitive assets, depending on management's judgment as to projected interest rate trends.

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

     A negative gap and/or a rate sensitivity ratio less than 1 tends to expand net interest margins in a falling rate environment and to reduce net interest margins in a rising rate environment. Conversely, when a positive gap occurs, generally margins expand in a rising rate environment and contract in a failing rate environment.

     From time to time, the Corporation may elect to deliberately mismatch liabilities and assets in a strategic gap position.

     At December 31, 1997, the Corporation reflects a negative interest sensitivity gap (or an interest sensitivity ratio) of .49:1.00 at the cumulative one year position. During much of 1997 the Corporation had a negative interest sensitivity gap. The maintenance of a liability-sensitive position during 1997 has had an adverse impact on the Corporation's net interest margins; however, based on management's perception that interest rates will continue to be volatile, emphasis has been, and is expected to continue to be placed on interest-sensitivity matching with the objective of achieving a stable net interest spread during 1998.


------------------------------------------------------------------------------

CENTER BANCORP

MANAGEMENT'S DISCUSSION & ANALYSIS
OF FINANCIAL CONDITION & RESULTS OF OPERATIONS (continued)

The following table depicts the Corporation's interest rate sensitivity position at December 31, 1997:


                                                                  Expected Maturity/Principal Repayment December 31,
-------------------------------------------------------------------------------------------------------------------------------

                                                 Average       Year               Year                Year               Year
                                                Interest        End                End                End                End
(dollars in thousands)                            Rate         1998               1999                2000               2001
-------------------------------------------------------------------------------------------------------------------------------
INTEREST-EARNING ASSETS:
Loans                                             7.91%      $  37,417          $  11,141          $   7,844          $   6,604
Investments                                       6.50%        125,309             34,360             27,461             32,898
Federal Funds Sold                                5.61%         10,900                  0                  0                  0
-------------------------------------------------------------------------------------------------------------------------------
Total interest-earning assets                                $ 173,626          $  45,501          $  35,305          $  39,502
-------------------------------------------------------------------------------------------------------------------------------
INTEREST-BEARING
LIABILITIES:
Time certificates of deposit of
  $100,000 or greater                             5.41%      $ 116,746          $       0          $       0          $       0
Time certificates of deposit of less
  than $100,000                                   5.44%         66,470              2,994                  0                  0
Other interest-bearing deposits                   2.27%        171,321                  0                  0                  0
Securities sold under agreements to
  repurchase                                      5.43%            700                  0                  0                  0
-------------------------------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities                           $ 355,237          $   2,994          $       0          $       0
-------------------------------------------------------------------------------------------------------------------------------
Cumulative interest-earning assets                           $ 173,626          $ 219,127          $ 254,432          $ 293,934
-------------------------------------------------------------------------------------------------------------------------------
Cumulative interest-earning
  liabilities                                                $ 355,237          $ 358,231          $ 358,231          $ 358,231
-------------------------------------------------------------------------------------------------------------------------------
Interest sensitivity gap                                     $(181,611)         $  42,507          $  35,305          $  39,502
-------------------------------------------------------------------------------------------------------------------------------
Cumulative interest-sensitivity gap                          $(181,611)         $(139,104)         $(103,799)         $ (64,297)
-------------------------------------------------------------------------------------------------------------------------------
Cumulative ratio of interest-sensitive
  assets to interest-sensitive liabilities                       (0.49%)            (0.61%)            (0.71%)           (0.82%)
-------------------------------------------------------------------------------------------------------------------------------


                                                       RESTUBED TABLE


                                                             Expected Maturity/Principal Repayment December 31,
----------------------------------------------------------------------------------------------------------------------


                                                         Year             2003              Total           Estimated
                                                          End             and              Balance            Fair
(dollars in thousands)                                   2002           Thereafter                            Value
----------------------------------------------------------------------------------------------------------------------
INTEREST-EARNING ASSETS:
Loans                                                 $   6,395          $  63,023         $ 132,424          133,842
Investments                                              23,961             54,309           298,298          300,278
Federal Funds Sold                                            0                  0            10,900           10,900
----------------------------------------------------------------------------------------------------------------------
Total interest-earning assets                         $  30,356          $ 117,332         $ 441,622        $ 445,020
----------------------------------------------------------------------------------------------------------------------
INTEREST-BEARING
LIABILITIES:
Time certificates of deposit of
  $100,000 or greater                                 $       0          $       0         $ 116,746        $ 116,746
Time certificates of deposit of less
  than $100,000                                               0                658            70,122           70,559
Other interest-bearing deposits                               0                  0           171,321          181,244
Securities sold under agreements to
  repurchase                                                  0                  0               700              700
----------------------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities                    $       0          $     658         $ 358,889        $ 369,249
----------------------------------------------------------------------------------------------------------------------
Cumulative interest-earning assets                    $ 324,290          $ 441,622         $ 441,622
----------------------------------------------------------------------------------------------------------------------
Cumulative interest-earning
  liabilities                                         $ 358,231          $ 358,889         $ 358,889
----------------------------------------------------------------------------------------------------------------------
Interest sensitivity gap                              $  30,356          $ 116,674         $  82,733
----------------------------------------------------------------------------------------------------------------------
Cumulative interest-sensitivity gap                   $ (33,941)         $  82,733         $  82,733
----------------------------------------------------------------------------------------------------------------------
Cumulative ratio of interest-sensitive
  assets to interest-sensitive liabilities                (0.90%)             1.23%
----------------------------------------------------------------------------------------------------------------------

     The table above indicates the time period in which interest-earning assets and interest-bearing liabilities will mature or may reprice in accordance with their contractual terms. However, this table does not necessarily indicate the impact of general interest rate movements on the Corporation's net interest yield because the repricing of various categories of assets and liabilities is discretionary and is subject to competitive and other pressures. As a result, various assets and liabilities indicated as repricing within the same period may in fact reprice at different times and at different rate levels.

     Expected maturities are contractual maturities adjusted for prepayments of principal based on current market indices. The Corporation uses certain assumptions to estimate fair values and expected maturities. For assets, expected maturities are based upon contractual maturity, projected repayments and prepayments of principal. For deposits, contractual maturities are assumed for certificates of deposit while other interest-bearing deposits were treated as if subject to immediate withdrawal.

------------------------------------------------------------------------------

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

     Management monitors current and projected cash flows, and adjusts positions as necessary to maintain adequate levels of liquidity. By using a variety of potential funding sources and staggering maturities, the risk of potential funding pressure is significantly reduced. Management also maintains a detailed liquidity contingency plan designed to adequately respond to situations which could lead to liquidity concerns.

     The Corporation derives a significant proportion of its liquidity from its core deposit base. At December 31, 1997, core deposits (comprised of total demand and savings accounts plus money market accounts under $100,000) represented 51.0 percent of total deposits. More volatile rate sensitive deposits, concentrated in Certificates of deposit $100,000 and greater, increased to 26.8 percent of total deposits from 23.2 percent at December 31, 1996. This change was due to the sharp rise in short-term rates during the latter part of 1996 which continued into 1997 and customer preferences for such certificates.

     The following table depicts the Company's core deposit mix at December 31, 1997 and 1996:

CORE DEPOSITS MIX

                                                                         December 31,
------------------------------------------------------------------------------------------------------------------------------
                                                     1997                             1996                    Net Change
(dollars in thousands)                    Amount             Percentage      Amount             Percentage   Volume 97 vs. 96
------------------------------------------------------------------------------------------------------------------------------
Demand Deposits                         $ 77,821                 34.9       $ 68,086                29.8      $  9,735
Interest Bearing Demand                   43,135                 19.3         43,485                19.1          (350)
Regular Savings                           77,602                 34.8         81,969                35.9        (4,367)
Money Market Deposits under $100          24,548                 11.0         34,548                15.2       (10,000)
------------------------------------------------------------------------------------------------------------------------------
Total core deposits                     $223,106                100.0       $228,088               100.0       ($4,982)
------------------------------------------------------------------------------------------------------------------------------
Total deposits                          $436,010                            $426,654                          $  9,356
------------------------------------------------------------------------------------------------------------------------------
Core deposits to total deposits               51%                                 53%
------------------------------------------------------------------------------------------------------------------------------

     Short-term borrowings can be used to satisfy daily funding needs. Balances in those accounts fluctuate on a day-to-day basis. The Corporation's principal short-term funding sources are securities sold under agreement to repurchase. Average short-term borrowings during 1997 amounted to approximately $10.9 million, an increase of $4.2 million or 64.3 percent from the 1996 period.

------------------------------------------------------------------------------

CENTER BANCORP


MANAGEMENT'S DISCUSSION & ANALYSIS
OF FINANCIAL CONDITION & RESULTS OF OPERATIONS (continued)

     The following table is a summary of securities sold under repurchase agreements for each of the last three years.


                                                                 December 31,
-------------------------------------------------------------------------------------------
(dollars in thousands)                                 1997           1996            1995
-------------------------------------------------------------------------------------------
Securities sold under repurchase agreements:
Average interest rate:
    At year end                                        6.75%           --              5.25%
    For the year                                       5.68%           5.69%           5.65%
Average amount outstanding during the year          $10,858         $ 6,610         $ 1,887
Maximum amount outstanding at any month end         $27,320         $21,145         $22,326
Amount outstanding at year end                      $   700         $     0         $22,326
-------------------------------------------------------------------------------------------

CASHFLOW

     The consolidated statements of cash flows present the changes in cash and cash equivalents from operating, investing and financing activities. During 1997 cash and cash equivalents (which decreased overall by $17.0 million) were provided (on a net basis) by operating and financing activities and used (on a net basis) in investing activities. The cash flow provided by net increases in deposits and in short-term borrowings, supported the overall net investing activities, primarily investments and loans and supported property and equipment expenditures. Cash flow from operating activities, primarily net income, was used in investing activities primarily the purchase of securities available-for-sale.

STOCKHOLDERS' EQUITY AND DIVIDENDS-STOCKHOLDERS'EQUITY

     Stockholders' equity averaged $31.9 million during 1997, an increase of $3.3 million, or 11.40 percent, as compared to 1996. At December 31, 1997, stockholders' equity totaled $33.4 million, a 10.62 percent increase over the prior year. The Corporation's dividend reinvestment and optional stock purchase plan contributed $271,000 in new capital during 1997. Book value per share increased at year end 1997 to $14.15 from the prior year amount of $12.86. Tangible book value at year end 1997 was $12.72 compared to $11.29 for 1996.

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

RISK-BASED CAPITAL/LEVERAGE

     At December 31, 1997, total Tier I capital (defined as tangible stockholders' equity for common stock and certain perpetual preferred stock) amounted to $30.0 million or 6.35 percent of total assets. The Tier I leverage capital ratio was 6.19 percent of total average assets. Tier I capital excludes the effect of SFAS No. 115, which amounted to $592,000 of net unrealized gains, after tax, on securities available-for-sale (included as a component of stockholders' equity) and goodwill of $3,382,000 as of December 31, 1997. For information on goodwill, see Note 2 to the Consolidated Financial Statements.

------------------------------------------------------------------------------

     United States bank regulators have additionally issued guidelines establishing minimum capital standards related to the level of assets and off balance-sheet exposures adjusted for credit risk. Specifically, these guidelines categorized assets and off balance-sheet items into four risk-weightings and require banking institutions to maintain a minimum ratio of capital to risk-weighted assets. At December 31, 1997, the Corporation's estimated Tier I and total risk-based capital ratios were 15.5 percent and
16.2 percent, respectively. These ratios are well above the minimum guidelines of capital to risk-adjusted assets in effect as of December 31, 1997. For information on risk-based capital and regulatory guidelines, see
Note 7 to the Consolidated Financial Statements.

SECURITY MARKET INFORMATION

     The common stock of the Corporation is traded on the NASDAQ National Market System, effective as of June 24, 1996. The Corporation's symbol is CNBC. As of December 31, 1997, the Corporation had 609 common stockholders of record. This does not include beneficial owners for whom CEDE & Company or others act as nominees. On December 31, 1997, the closing market bid and ask price was $23.50-$24.50 respectively. Since June 24, 1996, prices were reported by NASDAQ. For prior years the high and low bid prices were reported by National Quotation Bureau. Dividends declared on common stock, per share and stock prices, have been adjusted for the 3-for-2 stock split paid on May 31, 1996 and the 5 percent stock dividend paid May 27, 1997. The following table sets forth the high and low bid prices for the Corporation's common stock.



                                        Common Stock Price                             Common
                                 1997                         1996               Dividends Declared
---------------------------------------------------------------------------------------------------
                           High         Low           High           Low
                           Bid          Bid           Bid            Bid         1997         1996
---------------------------------------------------------------------------------------------------
Fourth Quarter        $   25.00     $   23.50     $   20.95     $   18.10     $   0.20     $   0.19
Third Quarter             25.00         24.75         20.48         18.10          .20          .19
Second Quarter            24.75         20.95         21.90         18.10          .20          .19
First Quarter             20.95         20.00         20.95         19.05          .19          .19
---------------------------------------------------------------------------------------------------
                                                                              $   0.79     $   0.76
---------------------------------------------------------------------------------------------------

     These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. For information on dividend restrictions and capital requirements which may limit the ability to pay dividends, see Note 13 to the Consolidated Financial Statements.

LOOKING FORWARD

     One of the Corporation's primary objectives is to achieve balanced asset and revenue growth, and at the same time expand market presence and diversify its financial products. However, it is recognized that objectives, no matter how focused, are subject to factors beyond the control of the Corporation which can impede its ability to achieve these goals. The following factors should be considered when evaluating the Corporation's ability to achieve its objectives:

------------------------------------------------------------------------------

CENTER BANCORP INC.


MANAGEMENT'S DISCUSSION & ANALYSIS
OF FINANCIAL CONDITION & RESULTS OF OPERATIONS (continued)

     The financial market place is rapidly changing. Banks are no longer the only place to obtain loans, nor the only place to keep financial assets. The banking industry has lost market share to other financial service providers. The future is predicated on the Corporation's ability to adapt its products, provide superior customer service and compete in an ever-changing marketplace.

     Net interest income, the primary source of earnings, is impacted favorably or unfavorably by changes in interest rates. Although the impact of interest rate fluctuations is mitigated by ALCO strategies, significant changes in interest rates can have an adverse impact on profitability.

     The ability of customers to repay their obligations is often impacted by changes in the regional and local economy. Although the Corporation sets aside loan loss provisions toward the allowance for loan losses, significant unfavorable changes in the economy could impact the assumptions used in the determination of the adequacy of the allowance.

     Technological changes will have a material impact on how financial service companies compete for and deliver services. It is recognized that these changes will have a direct impact on how the marketplace is approached and ultimately on profitability. The Corporation has already taken steps to improve its traditional delivery channels. However, continued success will be measured by the ability to react to future technological changes.

------------------------------------------------------------------------------
34


                     AVERAGE STATEMENTS OF CONDITION WITH INTEREST AND AVERAGE RATES

                                                               Years Ended December 31,
---------------------------------------------------------------------------------------------------------
                                                        1997                          1996
                                                      Interest          Average                 Interest
                                        Average        Income/          Yield/       Average     Income/
                                        Balance        Expense           Rate        Balance     Expense
---------------------------------------------------------------------------------------------------------
ASSETS
Interest-earning assets:
Investment securities:(1)
  Taxable                             $ 290,002      $  19,211           6.62%     $ 244,939      $16,201
  Non-taxable                            19,847          1,448           7.30%        23,655        1,701
  Federal funds sold and
   securities purchased
   under agreement to resell              9,866            548           5.55%         8,551          481
  Loans, net of unearned
   income(2)                            125,476          9,980           7.96%       107,897        8,625
---------------------------------------------------------------------------------------------------------
   Total interest-earning
     assets                             445,191         31,187           7.01%       385,042       27,008
---------------------------------------------------------------------------------------------------------
Noninterest-earning assets:
  Cash and due from banks                15,570                                       14,942
  Other assets                           19,432                                       16,229
  Allowance for possible
   loan losses                           (1,280)                                      (1,236)
---------------------------------------------------------------------------------------------------------
   Total noninterest-
     earning assets                      33,722                                       29,935
---------------------------------------------------------------------------------------------------------
   Total assets                       $ 478,913                                    $ 414,977
---------------------------------------------------------------------------------------------------------
LIABILITIES & STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
  Money market deposits               $  56,668          1,562           2.76%     $  61,168        1,832
  Savings deposits                       80,635          1,961           2.43%        77,835        1,904
  Time deposits                         177,739          9,507           5.35%       127,452        6,620
  Other interest-bearing
   deposits                              45,687            840           1.84%        48,226          854
  Short-term borrowings                  10,858            617           5.68%         6,610          376
---------------------------------------------------------------------------------------------------------
Total interest-bearing
   liabilities                          371,587         14,497           3.90%       321,291       11,586
---------------------------------------------------------------------------------------------------------
Noninterest-bearing liabilities:
  Demand deposit                         71,974                                       62,910
  Other noninterest-bearing
   deposits                                 364                                          320
  Other liabilities                       3,134                                        1,863
---------------------------------------------------------------------------------------------------------
    Total noninterest-bearing
     liabilities                         75,472                                       65,093
---------------------------------------------------------------------------------------------------------
  Stockholders' equity                   31,854                                       28,593
---------------------------------------------------------------------------------------------------------
  Total liabilities and
   stockholders' equity               $ 478,913                                    $ 414,977
---------------------------------------------------------------------------------------------------------
  Net interest income
   (tax-equivalent basis)                            $  16,700                                   $ 15,422
---------------------------------------------------------------------------------------------------------
  Net interest spread                                                    3.11%
---------------------------------------------------------------------------------------------------------
  Net interest income as percent
    of earning assets                                                    3.75%
---------------------------------------------------------------------------------------------------------
  Tax-equivalent adjustment                               (481)                                      (578)
---------------------------------------------------------------------------------------------------------
  Net interest income                                $  16,219                                  $  14,844
---------------------------------------------------------------------------------------------------------



                     AVERAGE STATEMENTS OF CONDITION WITH INTEREST AND AVERAGE RATES

                                                      Years Ended December 31,
                                             1996                     1995
                                           Average                 Interest       Average
                                            Yield/      Average     Income/        Yield
                                             Rate       Balance     Expense         Rate
---------------------------------------------------------------------------------------------
ASSETS
Interest-earning assets;
Investment securities
  Taxable                                    6.61%    $ 184,626    $  11,941        6.47%
  Non-taxable                                7.19%       28,343        2,030        7.16%
  Federal funds sold and
   securities purchased
   under agreement to resell                 5.63%       16,103          942        5.85%
  Loans, net of unearned
   income(2)                                 7.99%       95,216        7,526        7.90%
---------------------------------------------------------------------------------------------
   Total interest-earning
     assets                                  7.01%      324,288       22,439        6.92%
---------------------------------------------------------------------------------------------
Noninterest-earning assets:
  Cash and due from banks                                16,628
  Other assets                                           11,420
  Allowance for possible
   loan losses                                           (1,070)
---------------------------------------------------------------------------------------------
   Total noninterest-
     earning assets                                      26,978
---------------------------------------------------------------------------------------------
   Total assets                                       $ 351,266
---------------------------------------------------------------------------------------------
LIABILITIES & STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
  Money market deposits                      3.00%    $  63,971        1,783        2.79%
  Savings deposits                           2.45%       72,995        1,917        2.63%
  Time deposits                              5.19%       72,143        3,822        5.30%
  Other interest-bearing
   deposits                                  1.77%       49,469        1,163        2.35%
  Short-term borrowings                      5.69%        1,887          102        5.41%
---------------------------------------------------------------------------------------------
    Total interest-bearing
      liabilities                            3.61%    $ 260,465        8,787        3.37%
---------------------------------------------------------------------------------------------
Noninterest-bearing liabilities:
  Demand deposits                                        62,878
  Other noninterest-bearing
   deposits                                                 310
  Other liabilities                                       1,454
---------------------------------------------------------------------------------------------
  Total noninterest-bearing
   liabilities                                           64,642
---------------------------------------------------------------------------------------------
  Stockholders' equity                                   26,159
---------------------------------------------------------------------------------------------
  Total liabilities and
   stockholders' equity                                $351,266
---------------------------------------------------------------------------------------------
  Net Interest income
   (tax-equivalent basis)                                          $  13,652
---------------------------------------------------------------------------------------------
  Net interest spread                        3.40%                                  3.55%
---------------------------------------------------------------------------------------------
  Net interest income as percent
    of earning assets                        4.01%                                  4.21%
---------------------------------------------------------------------------------------------
  Tax-equivalent adjustment                                             (690)
---------------------------------------------------------------------------------------------
  Net interest income                                              $  12,962
---------------------------------------------------------------------------------------------


(1) Average balances for available-for-sale securities are based on amortized cost
(2)  Average balances for loans include loans on non-accrual status


------------------------------------------------------------------------------

CENTER BANCORP INC.

CONSOLIDATED STATEMENTS OF CONDITION

                                                                                                    December 31,
-----------------------------------------------------------------------------------------------------------------------
(dollars in thousands)                                                                        1997              1996
-----------------------------------------------------------------------------------------------------------------------
ASSETS
  Cash and due from banks (Note 3)                                                          $15,210           $ 19,761
  Federal funds sold                                                                         10,900             10,000
  Securities purchased under agreement to resell                                                  0             13,300
-----------------------------------------------------------------------------------------------------------------------
    Total cash and cash equivalents                                                          26,110             43,061
Investment securities held to maturity
  (approximate market value of $198,960 in 1997 and $218,788 in 1996)                       196,980            218,584
Investment securities available-for-sale                                                    101,318             61,539
-----------------------------------------------------------------------------------------------------------------------
    Total investment securities (Note 4)                                                    298,298            280,123
Loans, net of unearned income (Note 5)                                                      132,424            117,830
Less--Allowance for loan losses (Note 5)                                                      1,269              1,293
-----------------------------------------------------------------------------------------------------------------------
    Net loans                                                                               131,155            116,537
Premises and equipment, net (Note 6)                                                          9,130             10,104
Accrued interest receivable                                                                   4,350              4,371
Other assets (Note 9)                                                                           687              1,341
Goodwill (Note 2)                                                                             3,382              3,681
-----------------------------------------------------------------------------------------------------------------------
    Total assets                                                                           $473,112           $459,218
-----------------------------------------------------------------------------------------------------------------------
LIABILITIES
  Deposits:
  Non-interest bearing                                                                      $77,821            $68,086
  Interest bearing:
  Certificates of deposit $100,000 and over                                                 116,746             99,818
  Savings and Time Deposits                                                                 241,443            258,750
-----------------------------------------------------------------------------------------------------------------------
    Total Deposits                                                                          436,010            426,654
  Federal funds purchased and securities sold under agreements to repurchase                    700                  0
  Accounts payable and accrued liabilities (Notes 8 and 9)                                    2,980              2,351
-----------------------------------------------------------------------------------------------------------------------
    Total Liabilities                                                                       439,690            429,005
-----------------------------------------------------------------------------------------------------------------------
Commitments and contingencies (Note 14)
STOCKHOLDERS' EQUITY (Notes 4, 7, 12 and 13)
  Common stock, no par value:
  Authorized 20,000,000 shares; issued 2,674,915 and 2,536,343 shares in 1997
    and 1996, respectively                                                                    7,296              4,468
  Appropriated surplus                                                                        3,513              3,510
  Retained earnings                                                                          23,829             23,738
-----------------------------------------------------------------------------------------------------------------------
                                                                                             34,638             31,716
Less--Treasury stock at cost (313,468 and 299,052 shares in 1997 and 1996, respectively)      1,808              1,814
  Net unrealized gain on investment securities available for sale, net of taxes                 592                311
-----------------------------------------------------------------------------------------------------------------------
    Total stockholders' equity                                                               33,422             30,213
-----------------------------------------------------------------------------------------------------------------------
    Total liabilities and stockholders' equity                                             $473,112           $459,218
=======================================================================================================================

  SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
36

CONSOLIDATED STATEMENTS OF INCOME

                                                                                       Years Ended December 31,
-----------------------------------------------------------------------------------------------------------------------
(in thousands, except per share data)                                                1997          1996           1995
-----------------------------------------------------------------------------------------------------------------------
Interest income:
  Interest and fees on loans                                                       $9,980        $8,625         $7,526
  Interest and dividends on investment securities:
    Taxable interest income                                                        19,173        16,172         11,931
    Nontaxable interest income                                                        967         1,123          1,340
    Dividends                                                                          38            29             10
  Interest on Federal funds sold and securities purchased under
    agreement to resell                                                               548           481            942
-----------------------------------------------------------------------------------------------------------------------
      Total interest income                                                        30,706        26,430         21,749
-----------------------------------------------------------------------------------------------------------------------
Interest expense:
  Interest on certificates of deposit $100,000 or more                              5,836         4,113          2,764
  Interest on other deposits                                                        8,034         7,097          5,921
  Interest on short-term borrowings                                                   617           376            102
-----------------------------------------------------------------------------------------------------------------------
      Total interest expense                                                       14,487        11,586          8,787
-----------------------------------------------------------------------------------------------------------------------
  Net interest income                                                              16,219        14,844         12,962
  Provision (credit) for loan losses (Note 5)                                           0         (132)              0
-----------------------------------------------------------------------------------------------------------------------
    Net interest income after provision (credit) for loan losses                   16,219        14,976         12,962
-----------------------------------------------------------------------------------------------------------------------
Other income:
  Service charges, commissions and fees                                               638           516            570
  Other income                                                                        139           136            113
  Gain on securities sold (Note 4)                                                    334            75             49
-----------------------------------------------------------------------------------------------------------------------
      Total other income                                                            1,111           727            732
-----------------------------------------------------------------------------------------------------------------------
Other expense:
  Salaries and employee benefits (Note 8)                                           5,487         5,168          4,323
  Occupancy expense, net (Note 14)                                                  1,015           910            712
  Premises and equipment expense (Note 14)                                          1,341         1,141            794
  Stationery and printing expense                                                     254           525            295
  Marketing and advertising expense                                                   337           422            217
  Other expenses                                                                    2,162         1,744          1,797
-----------------------------------------------------------------------------------------------------------------------
      Total other expense                                                          10,596         9,910          8,138
-----------------------------------------------------------------------------------------------------------------------
    Income before income tax expense                                                6,734         5,793          5,556
Income tax expense (Note 9)                                                         2,223         1,636          1,516
-----------------------------------------------------------------------------------------------------------------------
    Net income                                                                     $4,511        $4,157         $4,040
-----------------------------------------------------------------------------------------------------------------------
Earnings per share:
Basic                                                                               $1.91         $1.77          $1.73
Diluted                                                                             $1.90         $1.77          $1.73
Weighted average common shares outstanding:
Basic                                                                           2,356,066     2,342,504      2,329,247
Diluted                                                                         2,373,483     2,348,386      2,329,247
=======================================================================================================================

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
                                                                              37

CENTER BANCORP INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                   Years Ended December 31, 1997, 1996 and 1995
-------------------------------------------------------------------------------------------------------------------------
                                                                                          Unrealized Gain
                              Common                                                         (Loss) on         Total
                              Stock       Common                                             Securities        Stock-
(in thousands,                Shares       Stock    Appropriated   Retained   Treasury   Available for Sale,  holders'
Except share data)         Outstanding    Amount       Surplus     Earnings     Stock       Net of Taxes       Equity
-------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1994    2,211,656     $3,967     $3,510        $19,103    $(1,814)        $(555)          $24,211
YEAR 1995
Net income                                                             4,040                                      4,040
Cash dividend                                                         (1,775)                                    (1,775)
Issuance of common stock         12,744        232                                                                  232
Net change in unrealized
gain
  (loss) on securities
  available for sale, net                                                                         971               971
  of taxes
-------------------------------------------------------------------------------------------------------------------------
Balance December 31, 1995     2,224,400     $4,199     $3,510        $21,368    $(1,814) $        416           $27,679
YEAR 1996
Net income                                                             4,157                                      4,157
Cash dividend                                                         (1,787)                                    (1,787)
Issuance of common stock         12,891        269                                                                  269
Net change in unrealized
gain
  (loss) on securities
  available for sale, net                                                                       (105)              (105)
  of taxes
-------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1996    2,237,291     $4,468     $3,510        $23,738    $(1,814) $        311           $30,213
YEAR 1997
Net income                                                             4,511                                      4.511
Cash dividend                                                         (1,863)                                    (1,863)
Common stock dividend           111,908      2,557                    (2,557)                                         -
Issuance of common stock         11,711        271                                                                  271
Exercise of stock option            537                     3                         6                               9
Net change in unrealized
gain
  (loss) on securities
  available for sale, net                                                                         281               281
  of taxes
-------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1997    2,361,447     $7,296     $3,513        $23,829    $(1,808) $        592           $33,422
=========================================================================================================================

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
38

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                    Years Ended December 31,
-----------------------------------------------------------------------------------------------------------------------
(dollars in thousands)                                                           1997          1996           1995
-----------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                       $4,511       $ 4,157        $ 4,040
Adjustments to reconcile net income to net cash
  provided by operating activities:
Depreciation and amortization                                                     1,484         1,117            728
Provision (credit) for loan losses                                                    0          (132)             0
Provision for deferred taxes                                                        433           286            118
Gain on sale of investment securities                                               334            75             49
Decrease (increase) in accrued interest receivable                                   21          (728)           295
Decrease (increase) in other assets                                                 197        (5,139)           (99)
Increase in other liabilities                                                       629           245          1,186
Amortization of premium and accretion of discount
 on investment securities, net                                                      217           445            674
-----------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                         7,826           326          6,991
-----------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of securities available for sale                        10,321        22,236          7,691
Proceeds from maturities of securities held to maturity                          69,813        64,356         84,335
Proceeds from sales of investment securities available-for-sale                  26,153        14,400          7,629
Purchase of securities available-for-sale                                       (84,256)      (75,715)        (6,435)
Purchase of securities held to maturity                                         (40,468)      (96,333)       (95,361)
Net increase in loans                                                           (14,618)      (19,908)        (8,765)
Property and equipment expenditures, net                                           (186)       (3,617)          (747)
-----------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                           (33,241)      (94,581)       (11,653)
-----------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits                                                          9,356       130,988          5,491
Dividends paid                                                                   (1,863)       (1,787)        (1,775)
Proceeds from issuance of common stock                                              271           269            232
Net increase (decrease) in short-term borrowing                                     700       (22,326)        12,581
-----------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                         8,464       107,144         16,529
-----------------------------------------------------------------------------------------------------------------------
Net (decrease) increase in cash and cash equivalents                            (16,951)       12,889         11,867
-----------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at beginning of year                                   43,061        30,172         18,305
-----------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                                        $26,110       $43,061        $30,172
-----------------------------------------------------------------------------------------------------------------------
Supplemental disclosures of cash flow information:
  Interest paid on deposits and short-term borrowings                           $14,433       $11,547         $8,641
  Income taxes                                                                   $2,002        $1,627         $1,397
Transfers from securities held to maturity to
  securities available-for-sale                                                      $0            $0        $17,819
Cash paid for the acquisition of Lehigh                                              $0        $5,550             $0
=======================================================================================================================

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

CENTER BANCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION
     The consolidated financial statements of Center Bancorp Inc. (the Corporation) are prepared on the accrual basis and include the accounts of the Corporation and its wholly-owned subsidiary, Union Center National Bank (the
Bank). All significant intercompany accounts and transactions have been eliminated from the accompanying consolidated financial statements.

BUSINESS
     The Bank provides a full range of banking services to individual and corporate customers through branch locations in Union and Morris Counties, New Jersey. The Bank is subject to competition from other financial institutions and is subject to the regulations of certain federal agencies and undergoes periodic examinations by those regulatory authorities.

BASIS OF FINANCIAL STATEMENT PRESENTATION
     The consolidated financial statements have been prepared in conformity with generally accepted accounting principles. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statement of condition and revenues and expenses for that period. Actual results could differ significantly from those estimates.

CASH AND CASH EQUIVALENTS
     Cash and cash equivalents include cash and due from banks, Federal funds sold, and securities purchased under agreement to resell. Generally, Federal funds and securities purchased under agreement to resell are sold for one-day periods.

INVESTMENT SECURITIES
     The Corporation classifies investments into the following categories: (1) held to maturity securities, for which the Corporation has both the positive intent and ability to hold until maturity, will be reported at amortized cost;
(2) trading securities, which are purchased and held principally for the purpose of selling in the near term, will be reported at fair value with unrealized gains and losses included in earnings; and (3) available for sale securities, which do not meet the criteria of the other two categories, will be reported at fair value with unrealized gains and losses, net of applicable income taxes, reported as a separate component of stockholders' equity and excluded from earnings.
     Investment securities held to maturity are adjusted for amortization of premiums and accretion of discounts which are recognized on a level yield method, as adjustments to interest income. Investment securities gains or losses are determined using the specific identification method.

--------------------------------------------------------------------------------

INCOME TAXES
     The Corporation recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates expected to apply to taxable income in the years in which the differences are expected to be settled.

LOANS
     Loans are stated at their principal amounts less net deferred loan origination fees. Interest income is credited as earned except when a loan becomes past due 90 days or more and doubt exists as to the ultimate collection of interest or principal; in those cases the recognition of income is discontinued. When a loan is placed on non-accrual, interest accruals cease and uncollected accrued interest is reversed and charged against current income. Payments received on non-accrual loans are applied against principal. A loan may only be restored to an accruing basis when it again becomes well secured and in the process of collection or all past due amounts have been collected. Loan origination fees and certain direct loan origination costs are deferred and recognized over the life of the loan as an adjustment to the loan's yield.
     The accounting for impaired loans requires that impaired loans be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or at the fair value of the collateral if the loan is collateral dependent. The determination of impaired loans consists of non-accrual loans and loans internally classified as substandard or below in each instance above an established dollar threshold. All loans below the established dollar threshold are considered homogenous and are considered in the Bank's normal credit evaluation process. The Corporation does not have any impaired loans.

ALLOWANCE FOR LOAN LOSSES
     The allowance for loan losses is maintained at a level determined adequate to provide for potential loan losses. The allowance is increased by provisions charged to operations and reduced by loan charge-offs, net of recoveries. The allowance is based on Management's evaluation of the loan portfolio considering economic conditions, the volume and nature of the loan portfolio, historical loan loss experience and individual credit situations.
     Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the allowance for loan losses. In connection with the determination of the allowance for loan losses, management obtains independent appraisals for significant properties.
     The ultimate collectibility of a substantial portion of the Bank's loan portfolio is susceptible to changes in market conditions in the state of New Jersey.

--------------------------------------------------------------------------------

CENTER BANCORP INC.

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

     Management believes that the allowance for loan losses is adequate. While management uses available information to recognize loan losses, future additions to the allowance may be necessary based on changes in economic conditions, particularly in New Jersey. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on their judgments about information available to them at the time of their examinations.

BANK PREMISES AND EQUIPMENT
     Land is carried at cost and bank premises and equipment at cost less accumulated depreciation based on estimated useful lives of assets, computed principally on the straight-line basis. Expenditures for maintenance and repairs are charged to operations as incurred; major renewals and betterments are capitalized. Gains and losses on sales or other dispositions are recorded as other income or other expenses.

RECLASSIFICATIONS
     Certain reclassifications have been made in the consolidated financial statements for 1996 and 1995 to conform to the classifications presented in 1997.

PENSION PLAN
     The Corporation has a non-contributory pension plan covering all eligible employees. The Corporation's policy is to fund at least the minimum contribution required by the Employee Retirement Income Security Act of 1974.

STOCK BASED COMPENSATION
     In October, 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), which is effective beginning in 1996. SFAS 123 allows companies either to continue to account for stock-based employee compensation plans under existing accounting standards (APB Opinion No. 25) which results in no compensation expense since the options have an exercise price equal to the market price on the date of the grant, or adopt a fair value based method of accounting for stock options as compensation expense over the service period as defined in the new standard. SFAS 123 requires that if a company continues to account for stock options under APB opinion No. 25, it must provide proforma net income and earnings per share information as if the new fair value approach had been adopted. Center Bancorp will continue to follow the existing accounting standard.

EARNINGS PER SHARE
     All share and per share amounts have been restated to reflect the 5% stock dividend paid on May 27, 1997 and the 3-for-2 stock split paid on May 31, 1996.

--------------------------------------------------------------------------------

     On March 3, 1997, The Financial Accounting Standards board (the "FASB") issued statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings Per Share". SFAS No. 128 established new standards for the computation of earnings per share ("EPS") by simplifying the standards prescribed in APB Opinion No. 15. Under the new requirements, the Company is required to present both basic and diluted EPS on the face of the income statement. Basic EPS replaced the current EPS terminology and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding. Diluted EPS includes any additional common shares as if all potentially dilutive common shares were issued (e.g. stock options). The Company was required to adopt SFAS No. 128 for the period ended December 31, 1997. All prior-period EPS data is restated as required. The Corporations weighted average common shares outstanding for diluted EPS include the effect of stock options outstanding using the Treasury Stock Method, which are not included in the calculation of basic EPS.

TREASURY STOCK
     Treasury stock is recorded using the cost method and accordingly is presented as an unallocated reduction of stockholders' equity.

NOTE 2: ACQUISITION
     On June 28, 1996, the Corporation acquired Lehigh Savings Bank SLA (Lehigh), a New Jersey chartered savings and loan in a transaction accounted for under the purchase method of accounting. At June 28, 1996, Lehigh had assets of $70.9 million (primarily cash and cash equivalents of $53.0 million and loans of $15.0 million) and deposits and stockholders' equity of $68.2 million and $2.7 million, respectively. The Corporation paid $5.5 million in cash for Lehigh, resulting in goodwill of $3.8 million. The goodwill is being amortized on a straight-line basis over 15 years. The consolidated financial statements of the Corporation include assets, liabilities and results of operations of Lehigh since the acquisition date.

NOTE 3: CASH AND DUE FROM BANKS
     The subsidiary bank, Union Center National Bank, maintained average cash balances reserved to meet regulatory requirements of the Federal Reserve Board of approximately $86,000 and $4,547,000 at December 31, 1997 and 1996, respectively.

--------------------------------------------------------------------------------

CENTER BANCORP INC.

NOTE 4: INVESTMENT SECURITIES (continued)

     The following tables present information related to the Corporation's portfolio of securities held to maturity and available-for-sale at December 31, 1997 and 1996.

                                                                               December 31, 1997
-----------------------------------------------------------------------------------------------------------------------
                                                                             Gross            Gross        Estimated
                                                         Amortized        Unrealized       Unrealized       Market
(dollars in thousands)                                      Cost             Gains           Losses          Value
-----------------------------------------------------------------------------------------------------------------------
SECURITIES HELD TO MATURITY:
U.S. government and federal agency obligations            $152,388           $1,376            $181        $153,583
Obligations of U.S. states and political subdivisions       33,542              612               4          34,150
Other securities                                            11,050              195              18          11,227
-----------------------------------------------------------------------------------------------------------------------
                                                          $196,980           $2,183            $203        $198,960
-----------------------------------------------------------------------------------------------------------------------

                                                                               December 31, 1997
-----------------------------------------------------------------------------------------------------------------------
                                                                             Gross            Gross        Estimated
                                                         Amortized        Unrealized       Unrealized       Market
(dollars in thousands)                                      Cost             Gains           Losses          Value
-----------------------------------------------------------------------------------------------------------------------
SECURITIES AVAILABLE-FOR-SALE:
U.S. government and federal agency obligations           $  81,465           $  846           $  29        $ 82,282
Obligations of U.S. states and political subdivisions        5,775               83               0           5,858
Other securities                                            11,486               91               5          11,572
Federal Reserve and Federal Home Loan Bank stock             1,606                0               0           1,606
-----------------------------------------------------------------------------------------------------------------------
                                                          $100,332           $1,020             $34        $101,318
-----------------------------------------------------------------------------------------------------------------------

                                                                               December 31, 1996
-----------------------------------------------------------------------------------------------------------------------
                                                                             Gross            Gross        Estimated
                                                         Amortized        Unrealized       Unrealized       Market
(dollars in thousands)                                      Cost             Gains           Losses          Value
-----------------------------------------------------------------------------------------------------------------------
SECURITIES HELD TO MATURITY:
U.S. government and federal agency obligations            $168,061           $  862         $ 1,041        $167,882
Obligations of U.S. states and political subdivisions       39,353              333              52          39,634
Other securities                                            11,170              117              15          11,272
-----------------------------------------------------------------------------------------------------------------------
                                                          $218,584           $1,312          $1,108        $218,788
-----------------------------------------------------------------------------------------------------------------------

                                                                             December 31, 1996
-----------------------------------------------------------------------------------------------------------------------
                                                                             Gross            Gross        Estimated
                                                         Amortized        Unrealized       Unrealized       Market
(dollars in thousands)                                      Cost             Gains           Losses          Value
-----------------------------------------------------------------------------------------------------------------------
SECURITIES AVAILABLE-FOR-SALE:
U.S. government and federal agency obligations             $60,275             $550             $32         $60,793
Obligations of U.S. states and political subdivisions            0                0               0               0
Federal Reserve and Federal Home Loan Bank stock               746                0               0             746
-----------------------------------------------------------------------------------------------------------------------
                                                           $61,021             $550             $32         $61,539
-----------------------------------------------------------------------------------------------------------------------


------------------------------------------------------------------------------------------------------------------------------------

44

     The following table presents information for investments in securities held to maturity and securities a1available-for-sale at December 31, 1997, based on scheduled maturities. Actual maturities can be expected to differ from scheduled maturities due to prepayment or early call privileges of the issuer.

                                                            Held to Maturity               Available-for-Sale
-----------------------------------------------------------------------------------------------------------------------
                                                                        Estimated
                                                        Amortized         Market         Amortized      Book/Market
(dollars in thousands)                                    Cost            Value            Cost           Value
-----------------------------------------------------------------------------------------------------------------------
Due in one year or less                                  $ 76,907       $ 77,055         $13,967           $13,968
Due after one year through five years                      67,716         68,750          67,143            67,946
Due after five years through ten years                     52,357         53,155          19,222            19,404
-----------------------------------------------------------------------------------------------------------------------
                                                         $196,980       $198,960        $100,332          $101,318
-----------------------------------------------------------------------------------------------------------------------

     Securities sold from the Corporation's Available-for-Sale portfolio during 1997 and 1996 amounted to $26.2 and $14.4 million respectively. The gains on securities sold amounted to approximately $334,000 in 1997 and $121,000 in 1996 which were offset by losses on securities sold of approximately $46,000 in 1996. These securities were sold in the ordinary course of business. During 1995 the Corporation recorded net gains of $49,000 on sales of $7.6 million.
     Investment securities having a carrying value of approximately $36.6 million and $63.7 million at December 31, 1997 and 1996, respectively, were pledged to secure public deposits, short-term borrowings and for other purposes required or permitted by law.

NOTE 5: LOANS AND THE ALLOWANCE FOR LOAN LOSSES
     The following table sets forth the composition of the Corporation's loan portfolio at December 31, 1997 and 1996, respectively.

     (dollars in thousands)                                                         1997             1996
------------------------------------------------------------------------------------------------------------------------
     Real estate--residential mortgage                                            $88,067          $85,994
     Real estate--commercial                                                       20,136           14,575
     Commercial and industrial                                                     19,261           11,375
     Installment                                                                    5,135            6,355
     All other                                                                        430              229
     Less unearned income                                                            (605)            (698)
------------------------------------------------------------------------------------------------------------------------
     Loans, net of unearned income                                               $132,424         $117,830
------------------------------------------------------------------------------------------------------------------------

     At December 31, 1997 and 1996 loans to officers and directors aggregated approximately $3,133,000 and $3,078,000 respectively. During the year ended December 31, 1997, the Corporation made new loans to officers and directors in the amount of $1,323,000; payments by such persons during 1997 aggregated $1,277,000. Management is of the opinion that the above loans were made on the same terms and conditions as those prevailing for comparable transactions with non-related borrowers.

--------------------------------------------------------------------------------

CENTER BANCORP INC.

NOTE 5: LOANS AND THE ALLOWANCE  FOR LOAN LOSSES  (continued)

     A summary of the activity in the allowance for loan losses is as follows:


     (dollars in thousands)                                                     1997           1996           1995
----------------------------------------------------------------------------------------------------------------------
     Balance at the beginning of the year                                     $1,293         $1,073         $1,073
     Provision (credit) for loan losses                                            0           (132)             0
     Loans charged off                                                           (31)          (479)           (10)
     Recoveries on loans previously charge off                                     7            138             10
     Adjustments from acquisition of Lehigh                                        0            693              0
----------------------------------------------------------------------------------------------------------------------
     Balance at the end of the year                                           $1,269         $1,293         $1,073
----------------------------------------------------------------------------------------------------------------------

     The allowance for loan losses for Federal income tax purposes amounted to $801,000 and $993,000 at December 31, 1997 and 1996, which is the maximum allowable.
     The outstanding balances of accruing loans which are 90 days or more past due as to principal or interest payments and non-performing assets at December 31, 1997 and 1996 were as follows:


     (dollars in thousands)                                                         1997             1996
------------------------------------------------------------------------------------------------------------------------
     Loans past due in excess of 90 days and still accruing                          $73             $121
     Non-accrual loans                                                                27              298
------------------------------------------------------------------------------------------------------------------------
     Total non-performing assets                                                    $100             $419
------------------------------------------------------------------------------------------------------------------------

     The amount of interest income that would have been recorded on non-accrual loans in 1997 and 1996, had payments remained in accordance with the original contractual terms, approximated $2,800 and $23,000, respectively, while no interest income was received on these types of assets in 1997 and 1996, resulting in a loss of interest income of $2,800 and $23,000, respectively.

     At December 31, 1997, there were no commitments to lend additional funds to borrowers whose loans were non-accrual or contractually past due in excess of 90 days and still accruing interest.

     The Bank's policy is to grant commercial, mortgage, and installment loans to New Jersey residents and businesses within its trading area. The borrowers' abilities to repay their obligations are dependent upon various factors including the borrowers' income and net worth, cash flows generated by the borrowers' underlying collateral, value of the underlying collateral, and priority of the Bank's lien on the property. Such factors are dependent upon various economic conditions and individual circumstances beyond the Bank's control. The Bank is therefore subject to risk of loss. The Bank believes its lending policies and procedures adequately minimize the potential exposure to such risks and that adequate provisions for loan losses are provided for all known and inherent risks. Collateral and personal guarantees are required for virtually all loans.

--------------------------------------------------------------------------------

NOTE 6: BANK PREMISES AND EQUIPMENT

A summary of the Corporation's premises and equipment at December 31, 1997 and 1996 follows:


     (dollars in thousands)                                                         1997             1996
------------------------------------------------------------------------------------------------------------------------
     Land                                                                         $1,678          $ 1,892
     Buildings                                                                     5,395            5,499
     Furniture, fixtures and equipment                                             7,166            6,780
     Leasehold improvements                                                          934              848
------------------------------------------------------------------------------------------------------------------------
     Subtotal                                                                     15,173           15,019
     Less accumulated depreciation and amortization                                6,043            4,915
------------------------------------------------------------------------------------------------------------------------
                                                                                  $9,130          $10,104
------------------------------------------------------------------------------------------------------------------------

NOTE 7: REGULATORY CAPITAL REQUIREMENTS
     FDIC regulations require banks to maintain minimum levels of regulatory capital. Under the regulations in effect at December 31, 1997, the Bank was required to maintain (i) a minimum leverage ratio of Tier 1 capital to total adjusted assets of 4.0%, and (ii) minimum ratios of Tier 1 and total capital to risk-weighted assets of 4.0% and 8.0%, respectively.
     Under its prompt corrective action regulations, the FDIC is required to take certain supervisory actions (and may take additional discretionary actions) with respect to an undercapitalized institution. Such actions could have a direct material effect on the institution's financial statements. The regulations establish a framework for the classification of savings institutions into five categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. Generally, an institution is considered well capitalized if it has a leverage (Tier 1) capital ratio of at least 5.0%; a Tier 1 risk-based capital ratio of at least 6.0%; and a total risk-based capital ratio of at least 10.0%.

     The foregoing capital ratios are based in part on specific quantitative measures of assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by the FDIC about capital components, risk weightings and other factors.

     As of December 31, 1997, management believes that the Bank meets all capital adequacy requirements to which it is subject. Further, the most recent FDIC notification categorized the Bank as a well-capitalized institution under the prompt corrective action regulations. There have been no conditions or events since that notification that management believes have changed the Bank's capital classification.

--------------------------------------------------------------------------------

CENTER BANCORP INC.

NOTE 7: REGULATORY CAPITAL REQUIREMENTS (continued)

     The following is a summary of the Bank's actual capital amounts and ratios as of December 31, 1997 and 1996, compared to the FDIC minimum capital adequacy requirements and the FDIC requirements for classification as a well-capitalized institution:

                                                                    FDIC Requirements
-----------------------------------------------------------------------------------------------------------------------
                                       Union Center National         Minimum Capital           For Classification
                                           Bank Actuals                 Adequacy              as Well Capitalized
-----------------------------------------------------------------------------------------------------------------------
(dollars in thousands)                  Amount         Ratio        Amount       Ratio         Amount         Ratio
-----------------------------------------------------------------------------------------------------------------------
December 31, 1997
Leverage (Tier 1) capital              $29,215          6.15       $18,900       4.00%        $23,456          5.00%
-----------------------------------------------------------------------------------------------------------------------
Risk-based capital:
-----------------------------------------------------------------------------------------------------------------------
  Tier 1                                29,215         15.90%        7,349       4.00%         11,023          6.00%
    Total                               30,484         16.59%       14,697       8.00%         18,372         10.00%
-----------------------------------------------------------------------------------------------------------------------
December 31, 1996
Leverage (Tier 1) capital              $26,221          5.76%      $18,209       4.00%        $22,761          5.00%
-----------------------------------------------------------------------------------------------------------------------
Risk-based capital:
-----------------------------------------------------------------------------------------------------------------------
  Tier 1                                26,221         15.61%        6,720       4.00%         10,080          6.00%
    Total                               27,514         16.38%       13,440       8.00%         16,801         10.00%
-----------------------------------------------------------------------------------------------------------------------


NOTE 8: PENSION AND BENEFITS
     The Corporation maintains a non-contributory pension plan for substantially all its employees. The benefits are based on years of service and the employee's compensation over the prior five-year period. The plan's assets consist primarily of an insurance annuity. In addition, the Corporation has a non-qualified retirement plan which is designed to supplement the pension plan for key employees.
     The following table sets forth the funded status and amounts recognized in the consolidated statements of condition for the Corporation's pension plans at December 31, 1997 and 1996.

     (dollars in thousands)                                                         1997             1996
------------------------------------------------------------------------------------------------------------------------
     Actuarial present value of benefit obligations
       Vested                                                                     $3,155           $2,901
       Non-Vested                                                                    101               55
------------------------------------------------------------------------------------------------------------------------
     Accumulated benefit obligation                                                3,256            2,956
     Effect of projected future compensation levels                                1,243            1,099
------------------------------------------------------------------------------------------------------------------------
     Projected benefit obligation                                                  4,499            4,055
     Plan assets at fair value                                                     3,981            3,569
------------------------------------------------------------------------------------------------------------------------
     Assets less than projected benefit obligation                                  (518)            (486)
     Unrecognized net asset                                                          (16)             (20)
     Unamortized Prior Service Cost                                                  155              170
     Deferred gain                                                                  (564)            (518)
------------------------------------------------------------------------------------------------------------------------
     Accrued expense                                                               $(943)           $(854)
------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------

     The net periodic pension cost for 1997, 1996 and 1995 include the following components.

     (dollars in thousands)                                                   1997           1996          1995
-----------------------------------------------------------------------------------------------------------------------
     Service cost                                                             $246           $199          $208
     Interest                                                                  296            262           251
     Actual return on plan assets                                             (446)          (308)         (275)
     Net amortization and deferral                                             168             39            21
-----------------------------------------------------------------------------------------------------------------------
       Net periodic pension expense                                           $264           $192          $205
-----------------------------------------------------------------------------------------------------------------------

     The following table presents the assumptions used to calculate the projected benefit obligation in each of the last three years.


                                                                              1997           1996          1995
-----------------------------------------------------------------------------------------------------------------------
     Discount rate                                                            7.50%          7.50%         7.50%
     Rate of compensation increase                                            6.50%          6.50%         6.50%
     Expected long-term rate of return on plan assets                         8.00%          8.00%         8.00%
-----------------------------------------------------------------------------------------------------------------------

401K BENEFIT PLAN

     During 1994, the Corporation established a 401K employee savings plan to provide for defined contributions which covers substantially all employees of the Bank. The Corporation's contributions to the plan are limited to fifty percent of a matching percentage of each employee's contribution up to six percent of the employee's salary. The plan was effective January 1, 1995. For 1997, 1996, and 1995, employer contributions amounted to $60,777, $43,928 and $43,050, respectively.

STOCK OPTION PLANS

     The Stock Option Plans permit Center Bancorp common stock to be issued to key employees and directors of the Corporation and its subsidiary. The options granted under the Plan are intended to be either Incentive Stock Options or Non-Qualified Options.
     Options have been granted to purchase common stock principally at the fair market value of the stock at the date of grant. Options are exercisable starting one year after the date of grant and generally expire ten years from the date of grant. Upon the exercise of options, proceeds received in excess of par value of the shares are credited to surplus.

--------------------------------------------------------------------------------
                                                                           49

Center Bancorp Inc.

NOTE 8: PENSION AND BENEFITS (continued)

     Changes in options outstanding during the past three years were as follows:

                                                                                         Exercise Price Range
     Stock Option Plan                                                  Shares                  Per Share
-----------------------------------------------------------------------------------------------------------------------
     Outstanding, December 31, 1994,
       (36,878 shares exercisable)                                        118,244            $17.30 to 18.59
     Granted during 1995                                                        0
     Exercised during 1995                                                      0
     Expired or canceled during 1995                                      (10,750)                18.59
-----------------------------------------------------------------------------------------------------------------------
     Outstanding, December 31, 1995,
       (53,582 shares exercisable)                                        107,494            17.30 to 18.59
     Granted during 1996                                                        0
     Exercised during 1996                                                      0
     Expired or canceled during 1996                                       (3,308)                18.59
-----------------------------------------------------------------------------------------------------------------------
     Outstanding, December 31, 1996,
       (85,003 shares exercisable)                                        104,186            17.30 to 18.59
     Granted During 1997                                                    9,923                 20.71
     Exercised during 1997                                                   (537)                17.30
     Expired or canceled during 1997                                            0
-----------------------------------------------------------------------------------------------------------------------
     Outstanding, December 31, 1997,
       (97,404 Shares Exercisable)                                        113,572            $17.30 to 20.71
-----------------------------------------------------------------------------------------------------------------------

Fair Value of Stock Options Grants

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1997:
o  Dividend yield of 3.70%
o  Expected volatility of 44.3%
o  Risk-free interest rates based upon equivalent-term Treasury Rates
o Expected options lives were the contractual lives at the date of grant The following table summarizes the fair value of the stock options granted during the year ended December 31, 1997. There were no stock options granted in 1996 or 1995.

                                               1997
                                   --------------------------------
                                    Options              Weighted
                                    Granted            Average Fair
                                                           Value
Incentive stock options                   0                 $ 0
Non-qualifying stock options              0                 $ 0
Directors' plan                       9,923                $8.75
----------------------------------------------------------------------
Total                                 9,923                $8.75

     Under APB Opinion 25, compensation cost for the stock options is not recognized because the exercise price of the stock options equals the market price of the underlying stock on the date of the grant. Had compensation expense been recorded for stock options granted as determined under SFAS 123, net income would have been reduced by approximately $19,000 in 1997 which would not have changed the Corporation's basic earnings per share, but which would have reduced the diluted earnings per share by $.01.

--------------------------------------------------------------------------------
50

NOTE 9: INCOME TAXES

     The current and deferred amounts of income tax expense for the years ended December 31, 1997, 1996 and 1995, respectively, are as follows:

     (dollars in thousands)                                                   1997           1996          1995
-----------------------------------------------------------------------------------------------------------------------
     CURRENT:
     Federal                                                                $1,569         $1,203        $1,273
     State                                                                     221            147           125
-----------------------------------------------------------------------------------------------------------------------
                                                                             1,790          1,350         1,398
     DEFERRED:
     Federal                                                                   433            286           118
-----------------------------------------------------------------------------------------------------------------------
     Income tax expense                                                     $2,223         $1,636        $1,516
-----------------------------------------------------------------------------------------------------------------------

     A reconciliation between the amount of reported income tax expense and the amount computed by applying the statutory Federal income tax rate is as follows:

     (dollars in thousands)                                                   1997           1996          1995
-----------------------------------------------------------------------------------------------------------------------
     Income before income tax expense                                       $6,734         $5,793        $5,556
     Federal statutory rate                                                     34%            34%           34%
-----------------------------------------------------------------------------------------------------------------------
     Computed "expected" Federal income
      tax expense                                                            2,289          1,970         1,889
     State tax net of Federal tax benefit                                      144             64            82
     Tax-exempt interest and dividends                                        (298)          (359)         (429)
     Decrease in valuation allowance                                             0              0             0
     Other, net                                                                 88            (39)          (26)
-----------------------------------------------------------------------------------------------------------------------
     Income tax expense                                                     $2,223         $1,636        $1,516
-----------------------------------------------------------------------------------------------------------------------

     The tax effects of temporary differences that give rise to significant portions of the deferred tax asset and deferred tax liability at December 31, 1997 and 1996 are presented below.

     (dollars in thousands)                                                        1997             1996
-----------------------------------------------------------------------------------------------------------------------
     Deferred tax assets:
       Allowance for loan losses                                                   $214             $120
       Pension Expense                                                              332              342
       Deferred fee income-Mortgages                                                  0               23
       Operating loss carry forward                                                 144              284
         Depreciation                                                                 0               64
-----------------------------------------------------------------------------------------------------------------------
           Total gross deferred tax asset                                           690              833
       Valuation allowance                                                          (58)             (58)
-----------------------------------------------------------------------------------------------------------------------
         Net deferred tax asset                                                    $632             $775
-----------------------------------------------------------------------------------------------------------------------
     Deferred tax liabilities:
       Depreciation                                                                $293               $0
       Market discount accretion                                                     55               37
       Premium amortization                                                           0               13
       Deferred fee expense-Mortgages                                               135              143
       Unrealized gains on securities available-
         for-sale                                                                   393              207
-----------------------------------------------------------------------------------------------------------------------
           Total gross deferred tax liabilities                                     876              400
-----------------------------------------------------------------------------------------------------------------------
           Net deferred tax asset (liability)                                     ($244)            $375
-----------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                                                                             51

Center Bancorp Inc.

NOTE 9: INCOME TAXES (continued)

     Based on the Corporation's historical and current pre-tax earnings and the availability of net operating loss carrybacks on a federal basis, management believes it is more likely than not that the 950506953Corporation will realize the benefit of the net deductible temporary differences existing at December 31, 1997 and 1996, respectively.
     The valuation allowance is due to the state tax effect of the net deductible temporary difference calculated on a separate company basis. The valuation allowance for deferred tax assets as of December 31, 1997 was $58,000 unchanged from 1996.

NOTE 10: (unaudited)

QUARTERLY FINANCIAL INFORMATION
CENTER BANCORP INC.

                                                                                    1997
-----------------------------------------------------------------------------------------------------------------------
(dollars in thousands, except per share data)            4th Quarter     3rd Quarter    2nd Quarter     1st Quarter
-----------------------------------------------------------------------------------------------------------------------
Total interest income                                         $7,708          $7,899         $7,736          $7,362
Total interest expense                                         3,590           3,812          3,696           3,389
Net interest income                                            4,118           4,087          4,040           3,973
Provision for loan losses                                          0               0              0               0
Other income                                                     573             193            176             169
Other expense                                                  2,536           2,872          2,716           2,471
Income before income taxes                                     2,155           1,408          1,500           1,671
Net income                                                     1,409             916            946           1,240
Earnings per share:
Basic                                                           $.59            $.39           $.40            $.53
Diluted                                                         $.59            $.38           $.40            $.53
Weighted average common shares outstanding;
Basic                                                      2,360,271       2,357,609      2,355,874       2,349,741
Diluted                                                    2,389,774       2,389,650      2,379,413       2,361,606
-----------------------------------------------------------------------------------------------------------------------

                                                                                    1996
-----------------------------------------------------------------------------------------------------------------------
(dollars in thousands, except per share data)            4th Quarter     3rd Quarter    2nd Quarter     1st Quarter
-----------------------------------------------------------------------------------------------------------------------
Total interest income                                         $7,084          $7,272         $6,114          $5,960
Total interest expense                                         3,170           3,238          2,674           2,504
Net interest income                                            3,914           4,034          3,440           3,456
Provision (credit) for loan losses                              (132)              0              0               0
Other income                                                     173             177            232             145
Other expense                                                  2,810           2,852          2,254           1,994
Income before income taxes                                     1,409           1,359          1,418           1,607
Net income                                                       919           1,001          1,002           1,235
Earnings per share;
Basic                                                           $.39            $.43           $.43            $.52
Diluted                                                         $.39            $.43           $.43            $.52
Weighted average common shares outstanding:
Basic                                                      2,348,145       2,344,600      2,340,265       2,337,004
Diluted                                                    2,353,129       2,348,358      2,347,610       2,344,349
-----------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------
52

NOTE 11: FAIR VALUE OF FINANCIAL INSTRUMENTS

     Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments" (SFAS 107), requires that the Bank disclose estimated fair values for its financial instruments. Fair value estimates, methods, and assumptions are set forth below for the Corporation's financial instruments:
     The carrying amounts for cash and cash equivalents approximate fair value because they mature in 90 days or less and do not present unanticipated credit concerns. The fair value of investment securities is estimated based on bid quotations received from securities dealers.
     Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type such as commercial, real estate-mortgage, and installment loans. The fair value of performing loans, except residential mortgages, is calculated by discounting scheduled cash flows through the estimated maturity using estimated market discount rates that reflect the credit and interest rate risk inherent in the loan. The estimate of maturity is based on the Bank's historical experience with prepayments for each loan classification, modified as required by an estimate of the effect of current economic and lending conditions. For performing residential mortgage loans, fair value is estimated by discounting contractual cash flows adjusted for prepayment estimates using discount rates based on secondary market sources adjusted to reflect differences in servicing and credit costs.
     Under SFAS 107, the fair value of deposits with no stated maturity, such as noninterest-bearing demand deposits, savings and NOW accounts, and money market and checking accounts, is equal to the amount payable on demand as of December 31, 1997 and 1996. The fair value of certificates of deposit is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities.
     The fair value estimates of commitments to extend credit and standby letters of credit are estimated at the fee charged by the bank for similar transactions. This amount is deemed to be immaterial.
     Short-term borrowings that mature within six months have fair values equal to their carrying value.
     Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Corporation's entire holdings of a particular financial instrument. Because no market exists for a significant portion of the Bank's financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

--------------------------------------------------------------------------------

Center Bancorp Inc.

NOTE 11: FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

     Fair value estimates are based on existing on-and-off-balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. Other significant assets and liabilities that are not considered financial assets or liabilities include deferred tax liabilities, goodwill, and premises and equipment. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered.
     The estimated fair value of the Corporation's financial instruments are as follows:

                                                                                  December 31,
-----------------------------------------------------------------------------------------------------------------------
                                                                      1997                             1996
-----------------------------------------------------------------------------------------------------------------------
                                                             Carrying         Fair            Carrying        Fair
(dollars in thousands)                                        Amount          Value            Amount        Value
-----------------------------------------------------------------------------------------------------------------------
FINANCIAL ASSETS:
Cash and cash equivalents                                       $26,110       $26,110          $ 43,061     $ 43,061
Investments Available-for-Sale                                  101,318       101,318            61,539       61,539
Investments Held to Maturity                                    196,980       198,960           218,584      218,788
Net loans                                                       131,155       132,573           116,537      118,195
FINANCIAL LIABILITIES:
Noninterest-bearing deposits                                    $77,821       $77,821          $ 68,086     $ 68,086
Interest-Bearing deposits                                       358,189       368,549           358,568      358,568
Federal funds purchased and securities sold under
  agreement to repurchase                                           700           700                 0            0
-----------------------------------------------------------------------------------------------------------------------




--------------------------------------------------------------------------------
54

NOTE 12: PARENT CORPORATION ONLY FINANCIAL STATEMENTS

     Center Bancorp Inc., operates its wholly-owned subsidiary, Union Center National Bank. The earnings of this subsidiary are recognized by the Corporation using the equity method of accounting. Accordingly, earnings are recorded as increases in the Corporation's investment in the subsidiary and dividends paid reduce the investment in the subsidiary. Dividends payable by the Corporation are unrestricted, although the ability of the Corporation to pay dividends will largely depend upon the dividends paid to it by the Bank. Dividends payable by the Bank to the Corporation are restricted under supervisory regulations (see Note 13). Condensed financial statements of the Parent Corporation only follow:

CONDENSED STATEMENTS OF CONDITION

                                                                            For years ended December 31,
-----------------------------------------------------------------------------------------------------------------------
     (dollars in thousands)                                                        1997             1996
-----------------------------------------------------------------------------------------------------------------------
     ASSETS
       Cash and cash equivalents                                                   $195             $253
       Investment in subsidiary                                                  33,188           29,957
       Other assets                                                                 487              465
-----------------------------------------------------------------------------------------------------------------------
                                                                                $33,870          $30,675
-----------------------------------------------------------------------------------------------------------------------
     LIABILITIES AND STOCKHOLDERS' EQUITY
       Other liabilities                                                           $448             $462
       Stockholders' equity                                                      33,422          $30,213
-----------------------------------------------------------------------------------------------------------------------
                                                                                $33,870          $30,675
-----------------------------------------------------------------------------------------------------------------------

CONDENSED STATEMENTS OF INCOME

                                                                             For years ended December 31,
-----------------------------------------------------------------------------------------------------------------------
     (dollars in thousands)                                                   1997           1996          1995
-----------------------------------------------------------------------------------------------------------------------
     Income
       Dividend income from subsidiary                                      $1,677         $7,337        $1,775
       Management fees                                                          43             38            48
-----------------------------------------------------------------------------------------------------------------------
       Total Income                                                          1,720          7,375         1,823
     Expenses                                                                  160            133            95
-----------------------------------------------------------------------------------------------------------------------
       Net income before equity in earnings of subsidiary                    1,560          7,242         1,728
       Equity in earnings of subsidiary                                      2,951         (3,085)        2,312
-----------------------------------------------------------------------------------------------------------------------
       Net Income                                                           $4,511         $4,157        $4,040
-----------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                                                                             55

Center Bancorp Inc.

NOTE 12: PARENT  CORPORATION ONLY FINANCIAL STATEMENTS (continued)

CONDENSED STATEMENTS OF CASH FLOWS

                                                                             For years ended December 31,
-----------------------------------------------------------------------------------------------------------------------
     (dollars in thousands)                                                   1997           1996          1995
-----------------------------------------------------------------------------------------------------------------------
Net income                                                             $     4,511   $      4,157   $     4,040
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Equity in earnings of subsidiary                                        (2,951)         3,085        (2,312)
    Other, net                                                                 (35)          (571)           76
-----------------------------------------------------------------------------------------------------------------------
      Net cash provided by operating activities                        $     1,525   $      6,671   $     1,804
-----------------------------------------------------------------------------------------------------------------------
Investing Activities:
Investments (in) and advances to subsidiaries                                   $0        $(5,790)           $0
-----------------------------------------------------------------------------------------------------------------------
Net cash used in financing activities                                           $0        $(5,790)           $0
-----------------------------------------------------------------------------------------------------------------------
Financing Activities:
Cash Dividends                                                             $(1,863)       $(1,787)      $(1,775)
Proceeds from exercise of stock options                                          9              0             0
Proceeds from issuance of common stock                                         271            269           232
-----------------------------------------------------------------------------------------------------------------------
      Net cash used in financing activities                                $(1,583)       $(1,518)      $(1,543)
-----------------------------------------------------------------------------------------------------------------------
(Decrease) increase in cash                                            $       (58)  $       (637)  $       261
Cash at the beginning of year                                                  253            890           629
-----------------------------------------------------------------------------------------------------------------------
Cash at the end of year                                                $       195   $        253   $       890
-----------------------------------------------------------------------------------------------------------------------

NOTE 13: DIVIDENDS AND OTHER RESTRICTIONS

     Certain restrictions, including capital requirements, exist on the availability of undistributed net profits of the subsidiary bank for the future payment of dividends to the Corporation. A dividend may not be paid if it would impair the Bank's capital. Furthermore, prior approval by the Comptroller of the Currency is required if the total of dividends declared in a calendar year exceeds the total of the Bank's net profits for that year combined with its retained profits for the two preceding years. At December 31, 1997, $3,855,000 was available for the payment of dividends.

NOTE 14: COMMITMENTS, CONTINGENCIES AND CONCENTRATIONS OF CREDIT RISK

     In the normal course of business, the Corporation has outstanding commitments and contingent liabilities such as commitments to extend credit, including loan commitments of $39,418,000, ($38,918,000 subject to variable rate indices and $500,000 fixed rate commitments) and $23,910,000 as of December 31, 1997 and 1996, respectively. Standby letters of credit, which are not reflected in the accompanying consolidated financial statements, totaled $8,190,000 and $7,407,000 as of December 31, 1997 and 1996, respectively.
Commitments to extend credit and standby letters of credit generally do not exceed one year. These financial instruments involve, to varying degrees, elements of credit risk in excess of the amounts recognized in the consolidated financial statements. The commitment or contract amount of these financial instruments is an

--------------------------------------------------------------------------------
56

NOTE 14: COMMITMENTS, CONTINGENCIES AND CONCENTRATIONS OF
CREDIT RISK (continued)

indicator of the Corporation's level of involvement in each type of instrument as well as the exposure to credit loss in the event of non-performance by the other party to the financial instrument. The Corporation controls credit risk of these financial instruments through credit approvals, limits and monitoring procedures. To minimize potential credit risk the Corporation generally requires collateral and other credit related terms and conditions from the customer. In the opinion of management the financial condition of the Corporation will not be materially affected by the final outcome of these commitments and contingent liabilities.
     A substantial portion of the Bank's loans are one to four family residential first mortgage loans secured by real estate located in New Jersey.
     Accordingly, the collectibility of a substantial portion of the Bank's loan portfolio is susceptible to changes in the real estate market.
     Non-interest expenses include rentals for premises and equipment of $203,168 in 1997, $135,068 in 1996, and $49,412 in 1995. At December 31, 1997,
Center Bancorp and its 950360413subsidiary were obligated under a number of non-cancelable leases for premises and equipment, many of which provide for increased rentals based upon increases in real estate taxes and the cost of living index. These leases, most of which have renewal provisions, are principally non-financing leases. Minimum rentals under the terms of these leases for the years 1998 through 2002 are $202,277, $215,294, $229,921,
$246,385, and $259,947, respectively. Minimum rentals due after 2003 are $428,952.
     The Corporation is subject to claims and lawsuits which arise primarily in the ordinary course of business. Based upon the information currently available and advice received from legal counsel representing the Corporation in connection with such claims, it is the opinion of management that the disposition or ultimate determination of such claims will not have a material adverse impact on the consolidated financial position or results of operations, or liquidity of the Corporation.


--------------------------------------------------------------------------------
                                                                             57

INDEPENDENT AUDITORS' REPORT

KPMG  Peat Marwick LLP

      Certified Public Accountants



The Board of Directors and Stockholders
Center Bancorp Inc.:

     We have audited the accompanying consolidated statements of condition of Center Bancorp Inc. and subsidiary (the Corporation) as of December 31, 1997 and 1996, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1997. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Corporation as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1997 in conformity with generally accepted accounting principles.


KPMG Peat Marwick LLP

Short Hills, New Jersey
January 30, 1998




--------------------------------------------------------------------------------
58

                        INDEPENDENT AUDITORS' CONSENT


The Board of Directors
Center Bancorp Inc.:


We consent to the incorporation by reference in the Registration Statement No. 33-72176 on Form S-8 and Registration Statement No. 33-72178 on Form S-3 of Center Bancorp Inc. of our report dated January 30, 1998, relating to the consolidated statements of condition of Center Bancorp Inc. as of December 31, 1997 and 1996 and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1997, which report is incorporated by reference in the December 31, 1997 Annual Report on Form 10-K of Center Bancorp Inc.



                                                     /s/ KPMG Peat Marwick LLP
                                                     -------------------------
                                                     KPMG Peat Marwick LLP


Short Hills, New Jersey
March 30, 1998