Form 10-Q
period 1998-03-31
CENTER BANCORP INC
filed 1998-05-15
CIK 712771

                       SECURITIES & EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

                  (Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
    SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 1998 OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
    SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________TO___________

Commission file number 2-81353
                       -------

                              CENTER BANCORP INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

          New Jersey                                           52-1273725
--------------------------------------------------------------------------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                            Identification No.)

                  2455 Morris Avenue, Union, New Jersey 07083
--------------------------------------------------------------------------------
             (Address of principal executives offices) (Zip Code)

                                (908) 688-9500
--------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

--------------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

               Yes|X|                             No|_|

Shares outstanding on March 31, 1998
------------------------------------
Common stock no par value - 3,553,799 shares

                              CENTER BANCORP INC.

                              INDEX TO FORM 10-Q



PART I.  FINANCIAL INFORMATION                                             PAGE

         Item 1.  Financial Statements
                  Consolidated Statements of Condition
                  March 31, 1998 (unaudited) and December 31, 1997            3

                  Consolidated Statements of Income
                  Three Months Ended March 31, 1998 and 1997                  4
                  (unaudited)

                  Consolidated Statements of Cash Flows
                  Three Months Ended March 31, 1998 and 1997                  5
                  (unaudited)

                  Notes to the Consolidated Financial Statements            6-7

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations            8-16

PART II.  OTHER INFORMATION

         Item 1.  Legal Proceedings                                          17

         Item 2.  Changes in Securities                                      17

         Item 4.  Submission of Matters to a Vote of Security Holders        17

         Item 6.  Exhibits                                                   17

                  Signature                                                  18

                  Exhibit Index                                              19

Center Bancorp Inc.
Consolidated Statements of Condition
                                                                            March 31,      December 31,
(Dollars in thousands)                                                        1998             1997
=======================================================================================================
                                                                          (unaudited)
Assets:
  Cash and due from banks                                                   $10,665             $15,210
  Federal funds sold                                                          4,200              10,900
  Securities purchased under agreement to resell                              1,230                   0
-------------------------------------------------------------------------------------------------------
      Total cash and cash equivalents                                        16,095              26,110
-------------------------------------------------------------------------------------------------------

  Investment securities held to maturity (approximate
     market value of $177,014 in 1998 and $198,960 in 1997)                 174,709             196,980
  Investment securities available-for- sale                                 125,237             101,318
-------------------------------------------------------------------------------------------------------
      Total investment securities                                           299,946             298,298
-------------------------------------------------------------------------------------------------------

  Loans, net of unearned income                                             134,669             132,424
    Less - Allowance for loan losses                                          1,297               1,269
-------------------------------------------------------------------------------------------------------
        Net loans                                                           133,372             131,155
-------------------------------------------------------------------------------------------------------
  Premises and equipment, net                                                 9,067               9,130
  Accrued interest receivable                                                 4,016               4,350
  Other assets                                                                  896                 687
  Goodwill                                                                    3,301               3,382
-------------------------------------------------------------------------------------------------------
        Total assets                                                       $466,693            $473,112
=======================================================================================================

Liabilities
  Deposits:
    Non-interest bearing                                                    $73,492             $77,821
    Interest bearing:
      Certificates of deposit $100,000 and over                             100,484             116,746
      Savings and Time Deposits                                             244,547             241,443
-------------------------------------------------------------------------------------------------------
        Total deposits                                                      418,523             436,010
  Federal funds purchased and securities sold under
    agreements to repurchase                                                 10,515                 700
  Accounts payable and accrued liabilities                                    3,275               2,980
-------------------------------------------------------------------------------------------------------
        Total liabilities                                                   432,313             439,690

Stockholders' equity:
  Common stock, no par value: Authorized 20,000,000 shares;
   issued 4,017,065 and 4,012,372 in 1998 and 1997                            7,373               7,296
  Additional paid-in-capital                                                  3,571               3,513
  Retained earnings                                                          24,489              23,829
-------------------------------------------------------------------------------------------------------
                                                                             35,433              34,638
  Less - Treasury stock at cost (463,266 and 470,202 shares in 1998
    and 1997, respectively)                                                   1,780               1,808
  Accumulated other comprehensive income                                        727                 592
-------------------------------------------------------------------------------------------------------
        Total stockholders' equity                                           34,380              33,422
--------------------------------------------------------------------------------------------------------
        Total liabilities and stockholders' equity                         $466,693            $473,112
=======================================================================================================

         All share and per share amounts have been restated to reflect the 3-for-2 stock split payable on May 29, 1998 to stockholders of record May 1, 1998 and the 5% stock dividend paid in May of 1997.
         See Accompanying Notes to Consolidated Financial Statements

Center Bancorp Inc.
Consolidated Statements of Income
      (unaudited)

                                                                     Three Months Ended
                                                                          March 31,
                                                              ---------------------------------

(Dollars in thousands, except per share data)                       1998               1997
--------------------------------------------------------------------------          ----------
Interest income:
  Interest and fees on loans                                    $    2,672          $    2,398
  Interest and dividends on investment securities:
    Taxable interest income                                          4,611               4,506
    Nontaxable interest income                                         193                 259
  Interest on Federal funds sold and securities
     purchased under agreement to resell                                49                 199
--------------------------------------------------------------------------          ----------
       Total interest income                                         7,525               7,362
--------------------------------------------------------------------------          ----------

Interest expense:
  Interest on certificates of deposit $100,000 or more               1,311               1,270
  Interest on savings and time deposits                              2,001               2,012
  Interest on short-term borrowings                                    153                 107
--------------------------------------------------------------------------          ----------
        Total interest expense                                       3,465               3,389
--------------------------------------------------------------------------          ----------
        Net interest income                                          4,060               3,973
Provision for loan losses                                               30                   0
--------------------------------------------------------------------------          ----------
        Net interest income after provision for loan losses          4,030               3,973
--------------------------------------------------------------------------          ----------
Other income:
  Service charges, commissions and fees                                180                 138
  Other income                                                          43                  31
--------------------------------------------------------------------------          ----------
        Total other income                                             223                 169
--------------------------------------------------------------------------          ----------

Other expense:
  Salaries and employee benefits                                     1,335               1,298
  Occupancy expense, net                                               262                 278
  Premises and equipment expense                                       271                 328
  Marketing and Advertising                                            109                 127
  Legal and Consulting                                                  75                  49
  Other expenses                                                       525                 391
--------------------------------------------------------------------------          ----------
        Total other expense                                          2,577               2,471
--------------------------------------------------------------------------          ----------
        Income before income tax expense                             1,676               1,671
Income tax expense                                                     543                 431
--------------------------------------------------------------------------          ----------
        Net income                                              $    1,133          $    1,240
==========================================================================          ==========

Earnings per share:                                             $                   $
  Basic                                                               0.32                0.35
  Diluted                                                             0.32                0.35
==========================================================================          ==========
Weighted average common shares outstanding:
  Basic                                                          3,548,681           3,524,612
  Diluted                                                        3,591,299           3,542,409
==========================================================================          ==========

  All share and per share amounts have been restated to reflect the three-for-two stock split payable on May 29, 1998 to stockholders of record May 1, 1998 and the 5% stock dividend paid in May of 1997
  See Accompanying Notes to Consolidated Financial Statements

Center Bancorp Inc.
Consolidated Statements of Cash Flows
(Unaudited)

                                                                           Three Months Ended
                                                                                March 31,
                                                                  ---------------------------------
(Dollars in thousands)                                                     1998               1997
===================================================================================================
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                         $    1,133          $   1,240
  Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation and amortization                                          338                363
     Provision for loan losses                                               30                  0
     (Increase) decrease in accrued interest receivable                     334               (456)
     Increase in other assets                                              (239)              (274)
     Increase in other liabilities                                          295                 41
     Amortization of premium and accretion of
      discount on investment securities, net                                 66                 78
-------------------------------------------------------------------------------          ---------
        Net cash provided by operating activities                         1,957                992
-------------------------------------------------------------------------------          ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from maturities of securities available-for-sale              26,432              5,513
  Proceeds from maturities of securities held-to-maturity                12,189              5,888
  Purchase of securities available-for-sale                             (28,668)           (21,291)
  Purchase of securities held-to-maturity                               (11,532)           (28,572)
  Net increase in loans                                                  (2,217)            (2,856)
  Property and equipment expenditures, net                                 (194)              (185)
-------------------------------------------------------------------------------          ---------
     Net cash used in investing activities                               (3,990)           (41,503)
-------------------------------------------------------------------------------          ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net (decrease) increase in deposits                                   (17,487)            18,530
  Dividends paid                                                           (473)              (448)
  Proceeds from issuance of common stock                                    163                 78
  Net increase in short term borrowing                                    9,815              5,000
-------------------------------------------------------------------------------          ---------
        Net cash (used in) provided by financing activities              (7,982)            23,160
-------------------------------------------------------------------------------          ---------
        Net decrease in cash and cash equivalents                       (10,015)           (17,351)
-------------------------------------------------------------------------------          ---------
Cash and cash equivalents at end of period                           $   16,095          $  25,710
===============================================================================          =========
  Supplemental disclosures of cash flow information:
    Interest paid on deposits and short-term borrowings              $    3,410          $   3,389
    Income taxes                                                     $      537          $     530

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

In the opinion of Management, all adjustments necessary for a fair presentation of the Corporation's financial position and results of operations for the interim periods have been made. Such adjustments are of a normal recurring nature. All share and per share amounts have been restated to reflect the 3-for-2 stock split payable May 29, 1998 to stockholders of record on May 1, 1998. Also reflected and restated for all prior periods is the 5% stock dividend paid on May 31, 1997. Results for the period ended March 31, 1998 are not necessarily indicative of results for any other interim period or for the entire fiscal year. Reference is made to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1997 for information regarding accounting principles.


NOTE 2
RECENTLY ISSUED ACCOUNTING STANDARDS

SFAS No. 125

In June 1996, the Financial Accounting Standards Board (FASB) issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which provides accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities. SFAS No. 125 was effective for transfers occurring after December 31, 1996, and was applied prospectively. Subsequently, the FASB issued SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of SFAS No. 125," which deferred until January 1,1998, the implementation of certain aspects of the original statement that addressed secured borrowings and collateral transactions. The adoption of SFAS No. 127 is not expected to have a material effect on the Corporation's future financial condition or results of operations.

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

Statement 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. This statement is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The Corporation adopted Statement 130 on January 1, 1998 and the required disclosure is contained in the table set forth below.

                                                   Three Months Ended March 31,

(in thousands)                                        1998             1997
                                                      ----             ----
Comprehensive Income
-----------------------------------------------------------------------------

Net Income                                           $1,133           $1,240
Other comprehensive income
  Unrealized holding gains(losses) arising
    during the period, net of taxes                     135             (405)
-----------------------------------------------------------------------------
Other comprehensive income                              135             (405)
-----------------------------------------------------------------------------
Total comprehensive income                           $1,268           $  835
=============================================================================

SFAS No. 132

In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits". This Statement standardizes the disclosure requirements for pensions and other postretirement benefits by requiring additional information that will facilitate financial analysis, and eliminating certain disclosures that are considered no longer useful. SFAS No. 132 supersedes the disclosure requirements in SFAS Nos. 87, 88, and 106. This Statement is effective for fiscal years beginning after December 15, 1997. Restatement of disclosures for earlier periods provided for comparative purposes is required unless the information is nor readily available.

            Management's Discussion & Analysis of Financial Condition
                            and Results of Operations

Net income and earnings per share (Basic and Diluted) declined from the first quarter of 1997 to the first quarter of 1998. Net income for the three months ended March 31, 1998 was $1,133,000 as compared to $1,240,000 earned for the comparable three month period of 1997. On a diluted per share basis, earnings were $0.32 as compared to $0.35 for the three months ended March 31, 1997. The annualized return on average assets was 0.96 percent for the three months ended March 31, 1998 as compared with 1.06 percent for the comparable period in 1997, while the annualized return on average stockholders' equity was 13.25 percent and 16.19 percent, respectively. Earning performance for the three months ended March 31, 1998 reflected increased net interest income partially offset by increases in non-interest expense and income tax expense. All share and per share amounts have been restated to reflect the 3-for-2 stock split payable May 29, 1998 to stockholders of record May 1, 1998 and the 5% stock dividend paid in May 1997.

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

Net Interest Income
================================================================================
(dollars in thousands)                       Three months ended
                                                  March 31,

                                                                     Percent
                                       1998             1997          Change
                                    ------------------------     -----------

Interest income:
 Investments                       $  4,804         $  4,765             .82
 Loans, including fees                2,672            2,398           11.43
 Federal funds sold                      49              199          (75.38)
                                   --------         --------
   Total interest income              7,525            7,362            2.21
-------------------------------------------         --------
Interest expense:
 Certificates $100,000 or more        1,311            1,270            3.23
Savings and Time                      2,001            2,012             .55
 Short-term borrowings                  153              107           42.99
                                   --------         --------
   Total interest expense             3,465            3,389            2.24
-------------------------------------------         --------
   NET INTEREST INCOME*               4,060            3,973            2.19
-------------------------------------------         --------
Tax-equivalent adjustment                99              133          (25.56)
Net interest income on a fully
 tax-equivalent basis              $  4,159         $  4,106            1.29
===========================================         ========          ======

* Before the provision for loan losses. NOTE: The tax-equivalent adjustment was computed based on an assumed statutory Federal income tax rate of 34 percent. Adjustments were made for interest accrued on securities of state and political subdivisions.

Net interest income on a fully tax-equivalent basis increased $53,000 or 1.3 percent to approximately $4.2 million for the three months ended March 31, 1998, from approximately $4.1 million for the comparable period in 1997. The net interest spread decreased to 3.11 percent from 3.21 percent due to the increased cost of funds reflecting the continued pressure, in general, on short-term interest rates. For the first three months of 1998, increase in the average yield on interest earning-assets of 8 basis points was offset by a more substantial increase in the average cost of interest-bearing liabilities of 18 basis points. The decline in net interest spreads is primarily a result of the increased cost of interest-bearing liabilities and the Corporation's inability to fund a greater portion of the increase in earning-assets through increases in noninterest-bearing sources and core deposits. Average earning-assets increased $8.8 million, as compared with the three month period in 1997. The net decrease in average interest-bearing liabilities was $4.3 million over the comparable three month period in 1997. The 1998 first quarter changes in average volumes were primarily due to increased volumes of loans and taxable investments funded with more costly time deposits.

For the three month period ended March 31, 1998, interest income (tax-equivalent) increased by $129,000 or 1.7 percent over the comparable three month period in 1997. The primary factor contributing to the increase was the previously cited growth of earning-assets. The Corporation's loan portfolio increased on average $13.7 million to $134.6 million from $120.9 million in the same quarter in 1997, primarily reflecting growth in commercial loans, commercial mortgages and home equity lines of credit. This growth was funded through a decrease in cash and cash equivalents and increased short term borrowing. The loan portfolio (traditionally the Corporation's highest yielding earning-asset) represented 31 and 28 percent, of the Corporation's interest-earning assets (on average) during the first quarter of 1998 and 1997, respectively. Interest income generated from the loan portfolio during the first three months of 1998 was driven by the increased loan demand attributed in part to an aggressive advertising program.

Within the investment portfolio the modest changes in increased volumes took place among taxable securities which offset the decreases in the nontaxable portfolio. The continued growth of taxable investment securities reflects the change in interest rates, making the yields on taxable investments more attractive.

Interest expense for the three month ended March 31, 1998 increased as a result of the continued pressure on the cost of funds in the short-term market. This pressure was heightened by the Federal Reserve's action on March 25, 1997, raising the federal funds index to 5.5 percent from the previous targeted level of 5.25 percent. As a result, pricing pressures have increased within the financial industry, to retain and attract new deposits. For the three months ended March 31, 1998, interest expense increased $76,000 or 2.2 percent as compared with the comparable three month period in 1997 despite a decrease in average interest bearing liabilities of $4.3 million.

Inflationary concerns and the expanding economy have pushed short-term interest rates up. This in turn has affected the cost of funds associated with a number of the Corporation's funding products, i.e. municipal deposits tied to market indices, "Jumbo" Certificates of Deposits, and short-term repurchase agreements. Management believes that this pressure and continued disparity in the level of interest rates in the short-term end of the yield curve will continue to exert upward pressure on the cost of funds throughout 1998. Deposit growth during the first quarter continued to be impacted by the depositors' desire for higher-yielding investment alternatives, such as mutual funds, stocks, tax-free instruments, and a variety of insurance products. As interest rates remained high in the short-term market in the first three months of 1998, depositors continued to shift funds from lower yielding savings and money market accounts into higher yielding time deposit. The impact of this change in the deposit mix, coupled with the decreased deposit volume gave rise to the net change in the cost of funds.

For the three months ended March 31, 1998, the Corporation's net interest yield on a tax-equivalent basis (i.e., net interest income on a tax equivalent basis as a percent of average interest-earning assets) increased to 3.83 percent from
3.80 percent, for the three months ended March 31, 1997. The increase noted reflected a narrowing of spreads between yields earned on loans and investments and rates paid for supporting funds. There was a favorable change in the mix of supporting interest-earning assets, primarily the increased loan and investment volumes. However, this was offset to some extent by the change in the mix of interest-bearing liabilities to more costly funding.

The contribution of noninterest-bearing sources (i.e. the differential between the average rate paid on all sources of funds and the average rate paid on interest-bearing sources)increased to approximately 72 basis points during the first three months of 1998 compared to 58 basis points for 1997. This increase was partially due to a $3.7 million increase in interest-free funds resulting from an increase in demand deposits and a decrease in cash balances resulting from lower reserve requirements.

Investments

For the three months ended March 31, 1998, the average volume of investment securities increased by $1.2 million as compared to the same period in 1997. The tax-equivalent yield on investments decreased to 6.58 percent or by 4 basis points from a yield of 6.62 percent during the three month period ended March 31, 1997. The decreased yield on the investment portfolio in 1998 resulted from lower market rates on purchases made to replace higher yielding investments which had matured, were prepaid or were called.

The impact of repricing activity on yields was lessened by shorter investment maturities, resulting in narrowed spreads and by the current uncertainty of rates. Securities available-for-sale are a part of the Corporation's interest rate risk management strategy and may be sold in response to changes in interest rates, changes in prepayment risk, liquidity management and other factors.

At March 31, 1998, the total investment portfolio, excluding overnight investments, averaged $297.2 million, or 67.5 percent of earning-assets, as compared to $296.0 million or 68.6 percent of earning-assets at March 31, 1997. The principal components of the investment portfolio are U.S. Government Treasury and Federal Agency securities.

At March 31, 1998 the net unrealized gain included in the accumulated other comprehensive income component of shareholders' equity amounted to an unrealized gain of $727,000, as compared with an unrealized gain of $592,000 at December 31, 1997 resulting from the increased volume in the available for sale portfolio coupled with a restructuring of the portfolio in the fourth quarter of 1997.

Loans

Loan growth during the first quarter of 1998 occurred in all segments of the loan portfolio. This growth resulted primarily from the Corporation's marketing programs and new product lines. The stabilization of yield in the portfolio was a result of a stable prime rate environment coupled with a competitive rate structure to attract new loans. The results of increased volume were lessened by continued re-financing activity and by the heightened demand in the competing lending markets.

Analyzing the portfolio for the three months ended March 31, 1998, average loan volume increased $13.7 million, while the portfolio yield increased 12 basis points as compared with the same period in 1997. The volume related factors contributed increased earnings of $233,000 enhanced by $40,000 of rate related changes. Total average loan volume increased to $134.6 million with a net interest yield of 8.05 percent, as compared to $120.9 million with a yield of 7.93% for the three months ended March 31, 1997.

Allowance for Loan Losses

The purpose of the allowance for loan losses is to absorb the impact of losses inherent in the loan portfolio. Additions to the allowance are made through provisions charged against current operations and through recoveries made on loans previously charged-off. The allowance for loan losses is maintained at an amount considered adequate by Management to provide for potential credit losses based upon a periodic evaluation of the risk characteristics of the loan portfolio. In establishing an appropriate allowance, an assessment of the individual borrowers, a determination of the value of the underlying collateral, a review of historical loss experience and an analysis of the levels and trends of loan categories, delinquencies, and problem loans are considered. Such factors as the level and trend of interest rates and current economic conditions are also reviewed. At March 31, 1998 the allowance was $1,297,000 as compared to $1,269,000 at December 31, 1997 and $1,293,000 at March 31, 1997. The provision for loan losses for the quarter ended March 31, 1998 amounted to $30,000. There was no provision for loan losses in the first quarter of 1997.

Various regulatory agencies, as an integral part of their examination process, periodically review the Corporation's allowance for loan losses. Such agencies may require the Corporation to increase the allowance based on their analysis of information available to them at the time of their examinations. The allowance for loan losses as a percentage of total loans amounted to .96 percent and 1.07 percent at March 31, 1998, and 1997, respectively.

In Management's view the level of the allowance during the first three months of 1998 has been adequate to cover any loss experience.

During the quarter ended March 31, 1998, the Corporation did not experience any substantial problems within its loan portfolio. Net charge-offs were $2,000. At March 31, 1998 the Corporation had non-performing loans amounting to $308,000 of which $225,000 was in non-accrual status, versus $100,000 in non-performing loans at December 31, 1997 of which $27,000 was in non-accrual status and $297,000 in non-performing loans at March 31, 1997 of which $129,000 was in non accrual status. The Corporation continues to aggressively pursue collections of principal and interest on loans previously charged off.

The Corporation defines impaired loans to consist of non-accrual loans and loans internally classified as substandard, doubtful or loss, in each instance above an established dollar threshold, All loans below the established dollar threshold are considered homogenous and are collectively evaluated for impairment. The Corporation did not have any impaired loans in either 1998 or 1997.

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

Changes in the allowance for possible loans losses for the period ended March 31, 1998 and 1997, respectively, are set forth below.

         Allowance for loan losses
             (in thousands)
================================================================================
                          Three months ending March 31
                          ----------------------------
                                                            1998           1997

   Average loans outstanding                           $ 134,643      $ 120,946
--------------------------------------------------------------------------------
   Total loans at end of period                          134,669        120,686
--------------------------------------------------------------------------------

   Analysis of the allowance for loan losses
   Balance at the beginning of period                      1,269          1,293
    Charge-offs:
    Commercial                                                 0              1
    Real estate-mortgage                                       0              0
    Installment loans                                          7              3
--------------------------------------------------------------------------------
      Total charge-offs                                        7              4
   Recoveries:
    Commercial                                                 0              0
    Real estate-mortgage                                       0              0
    Installment loans                                          5              4
--------------------------------------------------------------------------------
      Total recoveries                                         5              4
   Net Charge-offs:                                            2              0
   Provision for Loan Losses                                  30              0
--------------------------------------------------------------------------------
    Balance at end of period                           $   1,297      $   1,293
================================================================================

   Ratio of net charge-offs during the period to
    average loans outstanding during the period             0.00%          0.00%
--------------------------------------------------------------------------------
   Allowance for loan losses as a percentage of              .96           1.07
   total loans
--------------------------------------------------------------------------------

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

It is generally the Corporation's policy to discontinue interest accruals once a loan is past due as to interest/or principal payments for a period of ninety days. When a loan is placed on non-accrual, interest accruals cease and uncollected accrued interest is reversed and charged against current income. Payments received on non-accrual loans are applied against principal. A loan may only be restored to an accruing status when it again becomes well secured and in the process of collection and all past due amounts have been collected. Loan origination fees and certain direct loan origination costs are deferred and recognized over the life of the loan as an adjustment to the loan's yield.

At March 31, 1998 , December 31, 1997 and March 31, 1997, the Corporation had no restructured loans. Non-accrual loans amounted to $225,000 at March 31, 1998, and were comprised of residential mortgage and home equity loans. At December 31, 1997 non-accrual loans amounted to $27,000 comprised of home equity loans. Non-accrual loans as of March 31, 1997 amounted to $129,000 and were comprised of two residential mortgage loans. Past due loans 90 days or more and still accruing amounted to $83,000 as of March 31, 1998 , $73,000 at December 31, 1997 and $168,000 as of March 31, 1997. All of such loans at March 31, 1998, December 31, 1997 and March 31, 1997, consisted of student loans, which are wholly guaranteed by the U.S. Government. Additionally, the Corporation did not have any other real estate owned (OREO) at March 31, 1998, December 31, 1997 or March 31, 1997.

------------------------------------------------ -----------------------------
Non-Performing Assets                                 Three Months Ended
                                                          March 31,

(dollars in thousands)                                    1998           1997
==============================================================================
Loans past due 90 days and still accruing                $  83           $168
Non-accrual loans                                          225            129
------------------------------------------------------------------------------
Total non-performing assets                               $308           $297
==============================================================================

Other Non-Interest Income

The following table presents the principal categories of non-interest income for the three month periods ended March 31, 1998 and 1997.

==============================================================================
(dollars in thousands)                  Three months ended
                                            March 31,

                                          1998       1997       % change
                                        --------   --------     --------
Other income:
  Service charges, commissions and      $   180    $   138         30.4%
fees
  Other income.                              43         31         38.7%
                                        --------   --------    ----------
       Total other income               $   223    $   169         31.9%
==============================================================================

For the three months ended March 31, 1998, total other (non-interest) income increased $54,000 or 31.9 percent as compared to the three months ended March 31, 1997. The increase in service charges, commissions and fees is primarily a result of an increase in automated teller machine charges offset in part by a decline in account service charges.

Other Non-interest Expense

The following table presents the principal categories of non-interest expense for the three month periods ended March 31, 1998 and 1997.

================================================================================
(dollars in thousands)                  Three months ended
                                             March 31,

Other expense:                          1998       1997       % change
                                       ------     ------      --------
   Salaries and employee benefits     $ 1,335    $ 1,298           2.9%
   Occupancy expense, net                 262        278         (6.3)%
   Premise & equipment expense            271        328        (17.4)%
   Marketing & advertising                109        127        (14.2)%
   Legal and consulting                    75         49          53.1%
   Other expenses                         525        391          34.3%
                                      -------    -------      --------
           Total other expense        $ 2,577    $ 2,471           4.3%
================================================================================

For the three month period ended March 31, 1998 total other (non-interest) expenses increased $106,000 or 4.3 percent over the three months ended March 31, 1997. Salaries and employee benefits costs coupled with legal and consulting and other expenses comprised the primary components of the total increase for the period. Prudent management of other expenses has been a key objective of Management to maximize earnings efficiency. The Corporation's ratio of other expenses to average assets experienced a slight increase to 5.4 percent in the first three months of 1998 from 5.3 percent in the first three months of 1997. The Corporation's efficiency ratio (defined as non-interest expenses divided by taxable-equivalent net interest income plus non-interest income) at March 31, 1998 was 58.8 percent compared to 57.8 percent for the first quarter of 1997

Salaries and employees benefits increased $37,000 or 2.9 percent in the first three months 1998 over the comparable three month period ended March 31, 1997. This increase is primarily attributable to normal merit increases; promotional raises and higher benefit costs. Staffing levels overall amounted to 144 full-time equivalent employees at March 31, 1998 as compared to 151 full-time equivalent employees at March 31, 1997.

Occupancy and bank premise and equipment expense for the three month period ended March 31, 1998 decreased $73,000 or 12.0 percent over the comparable three month period in 1997. This decrease in bank premise and equipment expense in 1998 is primarily attributable to lower operating costs of the Corporation's facilities coupled with a lower depreciation expense. Occupancy expenses also reflect lower weather related operating expenses of the Corporation's facilities. For the three month period ended March 31, 1998, rental expenses increased $8,000 over the comparable three month period in 1997. These increased rents are associated with lease renewals and the new Morristown Banking Center.

Provision for Income Taxes

The effective tax rate for the three month period ended March 31, 1998 was 32.4 percent as compared to 25.8 percent for the three months ended March 31, 1997. The effective tax rate for the first quarter of 1998 approximates the statutory Federal tax rate of 34 percent, primarily reflecting the decrease in tax-exempt interest income on obligations of states and political subdivisions.

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

Interest sensitivity analysis attempts to measure the responsiveness of net interest income to changes in interest rate levels. The difference between interest sensitive assets and interest sensitive liabilities is referred to as the interest sensitivity gap. At any given point in time, the Corporation may be in an asset sensitive position, whereby its interest-sensitive assets exceed its interest-sensitive liabilities, or in a liability sensitive position, whereby its interest-sensitive liabilities exceed its interest-sensitive assets, depending on management's judgment as to projected interest rate trends.

The Corporation's rate sensitivity position in each time frame may be expressed as assets less liabilities, as liabilities less assets, or as the ratio between rate sensitive assets (RSA) and rare sensitive liabilities (RSL). For example, a short funded position (liabilities repricing before assets) would be expressed as a net negative position, when period gaps are computed by subtracting repricing liabilities from repricing assets. When using the ratio method, a RSA/RSL ratio of 1 indicates a balanced position, a ratio greater than 1 indicates an asset sensitive position, and a ratio less than 1 indicates a liability sensitive position.

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

At March 31, 1998, the Corporation reflects a negative interest sensitivity gap (or an interest sensitivity ratio) of .55:1.0 at the cumulative one year position. During much of 1997 the Corporation had a negative interest sensitivity gap. The maintenance of a liability-sensitive position during 1997 had an adverse impact on the Corporation's net interest margins; however, based on management's perception that interest rates will continue to be volatile, emphasis has been placed on interest-sensitivity matching with the objective of achieving a stable net interest spread during 1998.

Liquidity

The liquidity position of the Corporation is dependent on successful management of its assets and liabilities so as to meet the needs of both deposit and credit customers. Liquidity needs arise principally to accommodate possible deposit outflows and to meet customers' requests for loans. Such needs can be satisfied by scheduled principal loan repayments, maturing investments, short-term liquid assets and deposit in-flows. The objective of liquidity management is to enable the Corporation to maintain sufficient liquidity to meet its obligations in a timely and cost-effective manner. Management monitors current and projected cash flows, and adjusts positions as necessary to maintain adequate levels of liquidity. By using a variety of potential funding sources and staggering maturities, the risk of potential funding pressure is significantly reduced. Management also maintains a detailed liquidity contingency plan designed to adequately respond to situations which could lead to liquidity concerns. Anticipated cash flows at March 31, 1998 which provide the Bank with liquidity remain strong with approximately $63 million in anticipated repayments and maturities over the next twelve months. This projection represents a forward-looking statement under the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from this projection depending upon a number of factors, including the liquidity needs of the Bank's customers, the availability of sources of liquidity and general economic conditions.

The Corporation derives a significant proportion of its liquidity from its core deposit base. At March 31, 1998, core deposits (comprised of total demand and savings accounts plus money market accounts under $100,000) represented 50.3 percent of total deposits. More volatile rate sensitive deposits, concentrated in certificates of deposit $100,000 and greater, decreased to 23.7 percent of total deposits from 27.5 percent at March 31, 1997.

The decrease in average funding sources during the three months ended March 31, 1998 resulted primarily from a decrease in core deposits offset by an increase of $3.2 million in Federal funds purchased and securities sold under agreement to repurchase. Non-interest bearing funding sources as a percentage of the funding mix increased to 17.5 percent on average as compared to 16.2 percent for the three month period ended March 31, 1997. Demand deposits as a percentage of the funding mix replaced more expensive interest-bearing core deposits.

Short-term borrowings can be used to satisfy daily funding needs. Balances in these accounts fluctuate on a day-to-day basis. The Corporation's principal short-term funding sources are securities sold under agreement to repurchase. Average short-term borrowings during the first three months of 1998 were $11.3 million, an increase of $3.2 million or 39.5 percent from $8.1 million in average short-term borrowings during the comparable three months ended March 31, 1997. This change was due to a decrease in core deposits.

Cash Flow

The consolidated statements of cash flows present the changes in cash and cash equivalents from operating, investing and financing activities. During the three months ended March 31, 1998, cash and cash equivalents (which decreased overall by $10.0 million) were provided (on a net basis) by operating and financing activities and used in investing activities to expand loan volume and purchase investments. The cash flow for these investment activities was provided by a decrease in cash and cash equivalents and an increase in short term borrowings of $9.8 million.

Shareholder's Equity

Shareholders' equity averaged $34.3 million for the three month period ended March 31, 1998, an increase from $30.6 million, or 12.1 percent, as compared to the same period in 1997. The Corporation's dividend reinvestment and optional stock purchase plan raised $163,000 in new capital for the three months ended March 31, 1998. Tangible book value per common share, which has been restated to reflect the 5% stock dividend paid May 31, 1997 and the 3-for-2 stock split payable on May 29, 1998 to stockholders of record May 1, 1998, was $8.75 at March 31, 1998 as compared to $7.67 at March 31, 1997.

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

Risk-Based Capital/Leverage

FDIC regulations require banks to maintain minimum levels of regulatory capital. Under the regulations in effect at March 31, 1998, the Bank was required to maintain (i) a minimum leverage ratio of Tier 1 capital to total adjusted assets of 4.0%, and (ii) minimum ratios of Tier 1 and total capital to risk-weighted assets of 4.0% and 8.0%, respectively.

At March 31, 1998, total Tier I capital (defined as tangible stockholders' equity for common stock and certain perpetual preferred stock) amounted to $30.4 million or 6.50 percent of total assets. The total Tier I leverage capital ratio was 6.51 percent of total assets. Tier I capital excludes the effect of SFAS No. 115, which amounted to $727,000 of net unrealized gain, after tax, on securities available-for-sale (included in the accumulated other comprehensive income component of stockholders' equity) and goodwill of $3,301,000 as of March 31, 1998.

At March 31, 1998, the Corporation's estimated Tier I and total risk-based capital ratios were 15.92 percent and 16.60 percent, respectively. These ratios are well above the minimum guidelines of capital to risk adjusted assets in effect as of March 31, 1998.

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

As of March 31, 1998, management believes that the Bank meets all capital adequacy requirements to which it is subject.

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

         By June 1998, management expects to have completed the first several phases of the plan, including identification, modification , and testing. Management's goal is to be compliant with regulatory guidelines by December 1998, although no assurances can be given that the Corporation will be able to satisfy this objective. At present, management is unable to make a reliable estimate of the total costs to the Corporation of achieving Year 2000 compliance. However, management does not believe that such costs will be material to the Corporation's consolidated financial condition, full-year results of operations or liquidity. The immediately preceding sentence constitutes a forward-looking statement under the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from the Corporation's forward-looking statement as a result of a variety of factors, including potential unavailability of technological resources, increased expenses associated with obtaining such resources and unanticipated technological difficulties.

II.  OTHER INFORMATION

Item 1  Legal proceedings

The Corporation is subject to claims and lawsuits which arise primarily in the ordinary course of business. Based upon the information currently available, it is the opinion of management that the disposition or ultimate determination of such claims will not have a material adverse impact on the consolidated financial position or results of operations, or liquidity of the Corporation.

Item 2  Changes in Securities

On April 14, 1998, the Board of Directors of the registrant approved a three-for-two split on the common stock of the registrant, payable on May 29, 1998 to stockholders of record May 1, 1998. All share data has been retroactively adjusted for the common stock split.


Item 4  Submission of Matters to Vote of Security Holders

      a) The Annual Meeting of shareholders was held on Tuesday, April 14,1998.

The following Class 1 Directors , whose three year terms will expire in 2001, were re-elected based on the following share votes.

                                            For               Withheld
John J. Davis                               2,007,478         2,912
Brenda Curtis                               2,009,673            717
Donald G. Kein                              2,006,790         3,600
Charles P. Woodward                         2,006,790         3,600


The following Class 3 Directors terms continue until the 1999 Annual Meeting

Robert L. Bischoff
Paul Lomakin, Jr.
Herbert Schiller

The following Class 2 Directors terms continue until the 2000 Annual Meeting

Hugo Barth
Stanley R. Sommer
Alexander A. Bol
William A. Thompson


Item 6   Exhibits and Reports on Form 8-K

         A) Exhibits: Exhibit (27-1) - Center Bancorp Inc. Financial Data Schedule - March 31, 1998

         B) Reports on Form 8-K
            There were no reports on Form 8-K filed during the three months ended March 31, 1998.

                                                                        Pagea 17

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf, by the undersigned, thereunto duly authorized.


                                        CENTER BANCORP, INC.


DATE:                                   /s/ Anthony C. Weagley
-------------------                     ----------------------------------------
                                            Anthony C. Weagley, Treasurer
                                            (Chief Financial Officer)