Form 10-Q
period 1998-06-30
CENTER BANCORP INC
filed 1998-08-14
CIK 712771

                        SECURITIES & EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                  (Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 1998 OR

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

                           Yes |X|                      No [ ]

Shares outstanding on June 30, 1998
--------------------------------------------
Common stock no par value - 3,558,979 shares

                               CENTER BANCORP INC.

                               INDEX TO FORM 10-Q




PART I.  FINANCIAL INFORMATION                                           PAGE

         Item I.  Financial Statements
                  Consolidated Statements of  Condition
                  at June 30, 1998 (Unaudited) and December 31, 1997        3

                  Consolidated Statements of Income for the
                  Three and Six Months Ended June 30, 1998 and 1997
                  (Unaudited)                                               4

                  Consolidated Statements of Cash Flows for the
                  Six Months Ended June 30, 1998 and 1997
                  (Unaudited)                                               5

                  Notes to the Consolidated Financial Statements            6-7

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations             8-18

PART II.  OTHER INFORMATION

         Item 1.  Legal Proceedings                                         19

         Item 2.  Changes in Securities                                     19

         Item 4.  Submission of Matters to a Vote of Security Holders       19

         Item 6.  Exhibits                                                  19

                  Signature                                                 20

                  Exhibit Index                                             21

Center Bancorp Inc.
Consolidated Statements of Condition

                                                                               June 30,            December 31,
(Dollars in thousands)                                                           1998                  1997
                                                                             -----------          -------------
                                                                                       (unaudited)
Assets:
  Cash and due from banks                                                     $   14,517           $   15,210
  Federal funds sold                                                               1,200               10,900
  Securities purchased under agreement to resell                                  18,100                    0
                                                                              ----------           ----------
      Total cash and cash equivalents                                             33,817               26,110
                                                                              ----------           ----------

  Investment securities held to maturity (approximate
     market value of $183,197 in 1998 and $198,960 in 1997)                      186,432              196,980
  Investment securities available for sale                                       112,378              101,318
                                                                              ----------           ----------
      Total investment securities                                                298,810              298,298
                                                                              ----------           ----------

  Loans, net of unearned income                                                  139,524              132,424
    Less - Allowance for loan losses                                               1,327                1,269
                                                                              ----------           ----------
        Net loans                                                                138,197              131,155
                                                                              ----------           ----------
  Premises and equipment, net                                                      8,952                9,130
  Accrued interest receivable                                                      4,483                4,350
  Other assets                                                                       850                  687
  Goodwill                                                                         3,220                3,382
                                                                              ----------           ----------
        Total assets                                                          $  488,329           $  473,112
                                                                              ----------           ----------

Liabilities
  Deposits:
    Non-interest bearing                                                      $   79,512           $   77,821
    Interest bearing:
      Certificates of deposit $100,000 and over                                   95,050              116,746
      Savings and time deposits                                                  247,511              241,443
                                                                              ----------           ----------
        Total deposits                                                           422,073              436,010
  Federal funds purchased and securities sold under
    agreements to repurchase                                                      27,959                  700
  Accounts payable and accrued liabilities                                         3,270                2,980
                                                                              ----------           ----------
        Total liabilities                                                        453,302              439,690

Stockholders' equity
  Common stock, no par value:
    Authorized 20,000,000 shares; issued 4,021,495 and 4,012,372
    shares in 1998 and 1997, respectively                                          7,461                7,296
  Additional paid in capital                                                       3,577                3,513
  Retained earnings                                                               24,970               23,829
                                                                              ----------           ----------
                                                                                  36,008               34,638
  Less - Treasury stock at cost (462,516 shares in 1998 and 470,202
     shares in 1997, respectively                                                  1,777                1,808
 Accumulated other comprehensive income                                              796                  592
                                                                              ----------           ----------
        Total stockholders' equity                                                35,027               33,422
                                                                              ----------           ----------
        Total liabilities and stockholders' equity                            $  488,329           $  473,112
                                                                              ----------           ----------

All share amounts have been restated to reflect the 3-for-2 stock split distributed on May 29, 1998 to stockholders of record May 1, 1998 and the 5% stock dividend distributed in May of 1997.
See Accompanying Notes to Consolidated Financial Statements

Center Bancorp Inc.
Consolidated Statements of Income
               (unaudited)

                                                              Three Months Ended             Six Months Ended
                                                                   June 30,                      June 30,
                                                          ---------------------------   ---------------------------

(in thousands, except per share data)                     1998             1997            1998             1997
                                                      ----------       ----------       ----------       ----------
Interest income:
  Interest and fees on loans                          $    2,698       $    2,455       $    5,370       $    4,853
  Interest and dividends on investment
securities:
    Taxable interest income                                4,618            4,933            9,229            9,437
    Nontaxable interest income                               174              240              367              499
  Interest on Federal funds sold and securities
  purchased under agreement to resell                        237              108              286              309
                                                      ----------       ----------       ----------       ----------
        Total interest income                              7,727            7,736           15,252           15,098
                                                      ----------       ----------       ----------       ----------

Interest expense:
  Interest on certificates of deposit $100,000             1,316            1,495            2,627            2,765
or more
  Interest on other deposits                               1,938            2,013            3,939            4,025
  Interest on short-term borrowings                          323              188              476              295
                                                      ----------       ----------       ----------       ----------
        Total interest expense                             3,577            3,696            7,042            7,085
        Net interest income                                4,150            4,040            8,210            8,013
                                                      ----------       ----------       ----------       ----------
Provision for loan losses                                     30                0               60                0
Net interest income after provision for loan
         losses                                            4,120            4,040            8,150            8,013
                                                      ----------       ----------       ----------       ----------
Other income:
  Service charges, commissions and fees                      168              137              348              275
  Other income                                                38               39               81               70
                                                      ----------       ----------       ----------       ----------
        Total other income                                   206              176              429              345
                                                      ----------       ----------       ----------       ----------

Other expense:
  Salaries and employee benefits                           1,431            1,384            2,766            2,682
  Occupancy expense, net                                     258              242              520              520
  Premises and equipment expense                             283              321              554              649
  Stationary and printing expense                            146              120              187              196
  Marketing and advertising                                   93               81              202              208
  Other expenses                                             632              568            1,191              932
                                                      ----------       ----------       ----------       ----------
        Total other expense                                2,843            2,716            5,420            5,187
                                                      ----------       ----------       ----------       ----------
        Income before income tax expense                   1,483            1,500            3,159            3,171
Income tax expense                                           527              554            1,070              985
                                                      ----------       ----------       ----------       ----------
        Net income                                    $      956       $      946       $    2,089       $    2,186
                                                      ----------       ----------       ----------       ----------

Earnings per share                                    $                $                $                $
Basic                                                        .27              .27              .59              .62
Diluted                                                      .26              .26              .58              .61
                                                      ----------       ----------       ----------       ----------
Average weighted common shares outstanding
Basic                                                  3,558,008        3,533,811        3,553,345        3,529,212
Diluted                                                3,594,115        3,569,120        3,592,707        3,555,765
                                                      ----------       ----------       ----------       ----------

All share and per share amounts have been restated to reflect the 3-for-2 stock split distributed on May 29, 1998 to stockholders of record May 1, 1998 and the 5% stock dividend distributed in May of 1997. See Accompanying Notes to Consolidated Financial Statements

Center Bancorp Inc.
Consolidated Statements of Cash Flows

                                                                           Six Months Ended
                                                                               June 30
                                                                  ---------------------------------
(Dollars in thousands)                                                  1998               1997
                                                                     --------             --------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                         $  2,089             $  2,186
  Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation and amortization                                        677                  735
     Provision for Loan Losses                                             60                    0
     Increase in accrued interest receivable                             (133)                (408)
     Increase in other assets                                            (164)                (283)
     Increase in other liabilities                                        290                  556
     Amortization of premium and accretion of
      discount on investment securities, net                              143                  141
                                                                     --------             --------
        Net cash provided by operating activities                       2,962                2,927
                                                                     --------             --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from maturities of securities                               41,576                8,801
    available-for-sale
  Proceeds from maturities of securities held-to-maturity              23,489               17,265
  Purchase of securities available-for-sale                           (45,671)             (27,744)
  Purchase of securities held-to-maturity                             (19,724)             (36,011)
  Net increase in loans                                                (7,160)              (8,121)
  Property and equipment expenditures, net                               (338)                 (32)
                                                                     --------             --------
     Net cash used in investing
         activities                                                    (7,828)             (45,842)
                                                                     --------             --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in deposits                                            (13,937)              (4,436)
  Dividends paid                                                         (947)                (919)
  Proceeds from issuance of common stock                                  198                  145
  Net increase in short-term borrowing                                 27,259               23,482
                                                                     --------             --------
        Net cash provided by financing activities                      12,573               18,272
                                                                     --------             --------

        Net increase (decrease) in cash and cash                        7,707              (24,643)
          equivalents
                                                                     --------             --------

Cash and cash equivalents at beginning of period                       26,110               43,061
                                                                     --------             --------
Cash and cash equivalents at end of period                           $ 33,817             $ 18,418
                                                                     --------             --------

Supplemental disclosures of cash flow information:
  Interest paid on deposits and short-term borrowings                $  7,041             $  7,007
  Income taxes                                                       $    304             $    353

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

In the opinion of Management, all adjustments necessary for a fair presentation of the Corporation's financial position and results of operations for the interim periods have been made. Such adjustments are of a normal recurring nature. All share and per share amounts have been restated to reflect the 3-for-2 stock split distributed May 29, 1998 to stockholders of record on May 1, 1998. Also reflected and restated for all prior periods is the 5% stock dividend distributed on May 31, 1997. Results for the period ended June 30, 1998 are not necessarily indicative of results for any other interim period or for the entire fiscal year. Reference is made to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1997 for information regarding accounting principles.

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

                                                       Three Months                         Six Months
                                                      Ended June 30,                      Ended June 30,

(in thousands)                                       1998                1997            1998              1997
                                                     ----                ----            ----              ----
Comprehensive Income
-----------------------------------------------------------------------------------------------------------------
Net Income                                           $  956            $  946            $2,089            $2,186
Other comprehensive income
  Unrealized holding gains arising
    during the period, net of taxes                      69               543               204               138
                                                     ------            ------            ------            ------
Total comprehensive income                           $1,025            $1,489            $2,293            $2,324
                                                     ======            ======            ======            ======

SFAS No. 132

In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Post Retirement Benefits". This Statement standardizes the disclosure requirements for pensions and other post retirement benefits by requiring additional information that will facilitate financial analysis, and eliminating certain disclosures that are considered no longer useful. SFAS No. 132 supersedes the disclosure requirements in SFAS Nos. 87, 88, and 106. This Statement is effective for fiscal years beginning after December 15, 1997. Restatement of disclosures for earlier periods provided for comparative purposes is required unless the information is nor readily available.

SFAS No. 133

In June 1998, the FASB adopted a New Statement of Accounting Standards, SFAS No. 133, "Accounting for Derivatives and Similar Financial Instruments and for Hedging Activities." This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or
(c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction.

This Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Initial application of this Statement should be as of the beginning of an entity's fiscal quarter; on that date, hedging relationships must be designated a new and documented pursuant to the provisions of this Statement. Earlier application of all of the provisions of this Statement is encouraged, but it is permitted only as of the beginning of any fiscal quarter that begins after issuance of this Statement. This Statement should not be applied retroactively to financial statements of prior periods.

            Management's Discussion & Analysis of Financial Condition
                            and Results of Operations

Net income and earnings per share decreased for the first six months of 1998 compared to the first six months of 1997. Net income for the six months ended June 30, 1998 was $2,089,000 as compared to $2,186,000 earned for the comparable six month period of 1997. On a diluted per share basis, earnings were $0.58 as compared to $0.61 per share for the six months ended June 30, 1997. The annualized return on average assets was 0.88 percent for the six months ended June 30, 1998 as compared with 0.92 percent for the comparable period in 1997, while the annualized return on average stockholders' equity was 12.1 percent and
14.2 percent, respectively. Earnings performance for the six months ended June 30, 1998, reflected increased net interest income offset by increases in non-interest expense and income tax expense. All share and per share amounts have been restated to reflect the 3 for 2 stock split distributed in May of 1998 and the 5% stock dividend distributed on May 18, 1997.

Net income for the three months ended June 30, 1998 amounted to $956,000 as compared to $946,000 for the comparable three month period ended June 30, 1997. On a diluted per share basis, earnings were $0.26 and $0.26 per share for both three month periods ended June 30, 1998 and 1997, while the annualized return on average assets was 0.80 percent for the three months ended June 30, 1998 compared with 0.78 percent for the comparable three month period in 1997. The annualized return on average stockholders' equity was 11.0 percent for the three month period ended June 30, 1998 as compared to 12.2 percent for the comparable three months ended June 30, 1997. Earnings performance for the second quarter of 1998 reflects an increase in net interest income and non-interest income partially offset by an increase in non- interest expense.

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

Net Interest Income

-----------------------------------------------------------------------------------------------------------------
(dollars in thousands)              Three months ended                          Six months ended
                                         June 30,                                   June 30,
                                                               Percent                                   Percent
                                      1998           1997       Change           1998           1997      Change
                                      ----           ----                        ----           ----

Interest income:
 Investments                         $4,792         $5,173        (7.37)      $ 9,596         $ 9,936       (3.42)
 Loans, including fees                2,698          2,455         9.90         5,370           4,853       10.65
 Federal funds sold                     237            108       119.44           286             309       (7.44)
                                     ------         ------                    -------         -------
   Total interest income              7,727          7,736         (.12)       15,252          15,098        1.02
                                     ------         ------                    -------         -------
Interest expense:
 Certificates $100,000 or             1,316          1,495       (11.97)        2,627           2,765       (4.99)
  more
 Deposits                             1,938          2,013        (3.73)        3,939           4,025       (2.14)
 Short-term borrowings                  323            188        71.81           476             295       61.36
                                     ------         ------                    -------         -------
   Total interest expense             3,577          3,696        (3.22)        7,042           7,085       (0.61)
                                     ------         ------                    -------         -------
   Net Interest  income *             4,150          4,040         2.72         8,210           8,013        2.46
                                     ------         ------                    -------         -------
Tax-equivalent adjustment                99            124       (20.16)          189             257      (24.46)
Net interest income on a
 fully tax-equivalent basis          $4,249         $4,164         2.04       $ 8,399         $ 8,270        1.56
                                     ------         ------                    -------         -------

* Before the provision for loan losses. NOTE: The tax-equivalent adjustment was computed based on an assumed statutory Federal income tax rate of 34 percent. Adjustments were made for interest accrued on securities of state and political subdivisions.

Net interest income on a fully tax-equivalent basis for the six months ended June 30, 1998 increased $129,000 or 1.56 percent, from approximately $8.3 million for the comparable six month period in 1997. The Corporation's gross interest yield rose 1 basis point to 3.77 percent from 3.76 percent in 1997 due to a 5 basis point decline in the average interest rates supporting earning assets offset by a 4 basis point decline in the average yield on earning-assets from 6.97 percent in 1997 to 6.93 percent for the six months in 1998. For the six months ended June 30, 1998 earning-assets increased by $5.0 million on average as compared with the six months ended June 30, 1997.

Net interest income on a fully tax-equivalent basis increased $85,000 or 2.04 percent to approximately $4.2 million for the three months ended June 30, 1998, from approximately $4.1 million for the comparable period in 1997. The gross interest yield increased to 3.76 percent from 3.71 percent due to an 11 basis point decline in the average interest rates supporting earning-assets offset by a 4 basis point decline in the yield on earning-assets from 7.00 percent in 1997 to 6.94 percent in 1998. Average earning-assets increased by $1.5 million, as compared with the comparable three month period in 1997. The net decrease in average interest-bearing liabilities was $9.8 million over the comparable three month period in 1997. The 1998 second quarter changes in average volumes were primarily due to increased volumes of loans and federal funds sold and securities purchased under agreement to resell and funded by short-term borrowings and cashflows from the investment portfolio.

Interest income for the six month period ended June 30, 1998 increased by approximately $154,000 or 1.02 percent, versus the comparable period ended June 30, 1997. The primary factor contributing to the increase was the previously cited changes in the mix and growth of average earning-assets, primarily loans. The Corporation's loan portfolio increased on average $13.1 million to $135.6 million from $122.5 million in the same period of 1997. This growth was primarily driven by growth in commercial loans, commercial mortgages, and home equity lines of credit. This growth was funded by increased short term borrowing and cashflows from the investment portfolio. The loan portfolio (traditionally the Corporation's highest yielding earning asset) represented approximately 30 percent of the Corporation's interest earning-assets (on average) for the six months ended June 30, 1998 as compared with 28 percent for the comparable period in 1997.

For the three month period ended June 30, 1998 interest income decreased by $34,000 or 0.43 percent over the comparable three month period in 1997 on fully tax-equivalent basis. The primary factor contributing to the decrease was a lower level of tax-exempt interest income. The Corporation's loan portfolio increased on average $12.6 million to $136.6 million from $124.0 million in the same quarter in 1997, primarily driven by growth in commercial loans, commercial mortgages and home equity lines of credit. This growth was funded through cash flows from the investment portfolio and short term borrowings . The loan portfolio represented approximately 30 percent of the Corporation's interest-earning-assets (on average) during the second quarter of 1998 and 28 percent in the same quarter 1997. Interest income generated from the loan portfolio during the three months ended June 30, 1998 was driven by continued loan demand.

Investments accounted for the most significant change in the earning-asset mix for both the six and three month periods ended June 30, 1998. Average investment volume decreased both for the six and three month periods in 1998 compared to 1997. For the six months ended June 30, 1998 investments decreased $6.9 million to $299.7 million. For the three months ended June 30, the decrease amounted to $14.9 million compared to the average investments for the second quarter of 1997. The decrease for both periods is attributable to the flatness of the yield curve as well as accelerated prepayment of principal during the second quarter of 1998 on outstanding mortgage backed securities. The flatness of the yield curve limited investment opportunities with sufficient spread to the Corporation, thereby curtailing reinvestment.

Interest expense for the six months ended June 30, 1998 decreased as a result of a more favorable mix of deposits and lower cost short-term borrowings. For the six months ended June 30, 1998, interest expense decreased $43,000 or 0.61 percent as compared with the comparable six month period in 1997.

Interest expense for the three months ended June 30, 1998 decreased as a result of the continued growth in short-term borrowings, coupled with the changes in deposit mix.

Inflationary concerns and uncertain prospects for continued economic growth have kept short-term interest rates unchanged at current levels, while the long and intermediate sectors of the curve have continued to flatten. There continues to be a disparity of rates in the short-term interest rate market versus that of core banking deposit rates. This in turn has affected the cost of funds associated with a number of the Corporation's funding products, i.e. municipal deposits tied to market indices, "Jumbo" Certificates of Deposits, and short-term repurchase agreements keeping them higher to meet the short end of the yield curve. Management believes that this pressure and continued flatness of the yield curve will continue to exert upward pressure on the cost of funds throughout 1998. Deposit growth during the first and second quarter of 1998 continued to be impacted by the depositors' desire for higher-yielding investment alternatives, such as mutual funds, stocks, tax-free instruments, and a variety of insurance products. Depositors have continued to shift funds from lower yielding savings and money market accounts into higher yielding certificates of deposit. Furthermore, the impact of this volume change in the deposit mix, coupled with the increased deposit volume indexed to this end of the curve, continued to be a major factor in the net change in the mix of funds, during 1998 as compared with 1997.

For the six months ended June 30, 1998, the Corporation's net interest yield on a tax-equivalent basis (i.e. net interest income on a tax-equivalent basis as a percent of average interest-earning-assets) declined to 3.06 percent from 3.16 percent for the six months ended June 30, 1997. This decline reflected a narrowing of margins due to the previously discussed pressure on rates at the short-end of the yield curve. The increase in these funding costs continues to change disproportionately to the rates on new loans and investments. The yield on interest-earning assets for the six months ended June 30, 1998, declined to
6.93 percent from 6.97 percent in 1997. The average rate paid on interest-bearing liabilities increased to 3.87 percent from 3.81 percent in 1997.

For the three months ended June 30, 1998, the Corporation's net interest yield on a tax-equivalent basis declined to 3.06 percent from 3.10 percent for the three months ended June 30, 1997. This decline reflected a narrowing of spreads between yields earned on loans and investments and rates paid for supporting funds. The yield on interest-earning assets for the three months ended June 30, 1998 declined to 6.94 percent from 7.00 percent in 1997. The average rates paid on supporting funds declined to 3.88 percent from 3.90 percent in 1997.

The contribution of non-interest-bearing sources (i.e. the differential between the average rate paid on all sources of funds and the average rate paid on interest-bearing sources) was approximately 71 and 60 basis points during both six month periods ended June 30, 1998 and 1997, respectively, and 70 and 61 basis points for the respective three month periods ended June 30, 1998 and 1997. This trend reflects the continued deposit pricing pressure exerted on interest margins, due to a shifting of these deposits to interest-bearing accounts. Historically the Corporation has enjoyed more favorable volumes of these deposits which further underscores the change to more reliance on interest-bearing funding sources.

Investments

For the six months ended June 30, 1998, the average volume of investment securities decreased by $6.9 million as compared to the same period in 1997. The tax-equivalent yield on investments decreased to 6.52 percent or 13 basis points from a yield of 6.65 percent during the six month period ended June 30, 1997. The decline in the yield on the investment portfolio during the first six months of 1998 was offset through the purchase of higher coupon callable securities to replace, in certain cases, higher yielding investments which had matured, were prepaid, or were called.

For the three months ended June 30, 1998, the average volume of investment securities decreased by $14.9 million to $302.2 million from approximately $317.1 million on average for the same three month period in 1997. The tax-equivalent yield on the investments was 6.46 percent and 6.68 percent in 1998 and 1997, respectively.

The impact of repricing activity on yields was lessened by a change in bond segmentation and some extension where risk is minimal within the portfolio investment maturities, resulting in narrowed spreads and by the flatness of the yield curve and uncertainty of future rates. Securities available-for-sale are a part of the Corporation's interest rate risk management strategy and may be sold in response to changes in interest rates, changes in prepayment risk, liquidity management and other factors.

For the six months ended June 30, 1998, the total investment portfolio excluding overnight investments, averaged $299.7 million, or 67.2 percent of earning-assets, as compared to $303.6 million or 69.6 percent for the six months ended June 30, 1997. The principal components of the investment portfolio are U.S. Government Treasury and Federal Agency callable and noncallable securities, including agency issued collateralized mortgage obligations.

Loans

Loan growth during the first six months of 1998 occurred in all segments of the loan portfolio. This growth resulted from the Corporation's business development efforts enhanced by the Corporation's marketing programs and new product lines. The stabilization of yield in the portfolio was the result of a stable prime rate environment coupled with a competitive rate structure to attract new loans. The results of increased volume were lessened by continued re-financing activity and by the heightened competition for lending relationships that exists in the market area. The Corporation's desire to grow this segment of the earning asset mix is reflected in its current business development plan and marketing plans, as well as its short-term strategic plan.

Analyzing the loan portfolio for the six months ended June 30, 1998, average loan volume increased $13.1 million or 10.72 percent, while portfolio yield remained flat at 7.92 percent, compared with the same period in 1997. The volume related factors contributed increased earnings of $520,000 offset by a decline of $1,000 in the rate related change. The increased total average loan volume was due to increased customer activity and new products. For the three months ended June 30, 1998, average loan volume increased $12.6 million, while the portfolio yield remained flat decreasing by 1 basis point as compared with the same period in 1997. The volume related factors contributed increased earnings of $249,000 offset by a decline of $3,000 due to rate related changes. Total average loan volume increased to $136.6 million with a net interest yield of
7.91 percent, as compared to $124.1 million with a yield of 7.92 percent for the three months ended June 30, 1997.

Allowance for Loan Losses

The purpose of the allowance for loan losses is to absorb the impact of losses inherent in the loan portfolio. Additions to the allowance are made through provisions charged against current operations and through recoveries made on loans previously charged-off. The allowance for loan losses is maintained at an amount considered adequate by Management to provide for potential credit losses based upon a periodic evaluation of the risk characteristics of the loan portfolio. In establishing an appropriate allowance, an assessment of the individual borrowers, a determination of the value of the underlying collateral, a review of historical loss experience and an analysis of the levels and trends of loan categories, delinquencies, and problem loans are considered. Such factors as the level and trend of interest rates and current economic conditions are also reviewed. At June 30, 1998 the level of allowance was $1,327,000 as compared to a level of $1,277,000 at June 30, 1997. The provision for loan losses during the six and three month periods ended June 30, 1998 amounted to $60,000 and $30,000, respectively. There was no provision during the first six months of 1997.

Various regulatory agencies, as an integral part of their examination process, periodically review the Corporation's allowance for loan losses. Such agencies may require the Corporation to increase the allowance based on their analysis of information available to them at the time of their examinations. The allowance for loan losses as a percentage of total loans amounted to 0.95 percent and 1.01 percent at June 30, 1998, and 1997, respectively. In Management's view the level of the allowance as of June 30, 1998 is adequate to cover any loss experience.

During the six month period ended June 30, 1998, the Corporation did not experience any substantial credit problems within its loan portfolio. Net charge-offs were approximately $2,000. At June 30, 1998 the Corporation had non-accrual loans amounting to $143,000 and $129,000 of non-accrual loans at June 30, 1997. The Corporation continues to aggressively pursue collections of principal and interest on loans previously charged off.

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

Changes in the allowance for possible loan losses for the period ended June 30, 1998 and 1997, respectively, are set forth below.



         Allowance for loan losses
                       (in thousands)
--------------------------------------------------------------------------------
                            Six Months Ended June 30

                                                          1998            1997

Average loans outstanding                                135,647       $122,509
                                                        --------       --------
Total loans at end of period                             139,524        125,935
                                                        --------       --------

Analysis of the allowance for loan losses
Balance at the beginning of year                           1,269          1,293
 Charge-offs:
 Commercial                                                    0              1
 Real estate-mortgage                                          0              0
 Installment loans                                             8             19
                                                        --------       --------
   Total charge-offs                                           8             20
Recoveries:
 Commercial                                                    0              0
 Real estate-mortgage                                          0              0
 Installment loans                                             6              4
                                                        --------       --------
   Total recoveries                                            6              4
Net Charge-offs:                                               2             16
                                                        --------       --------
Provision for Loan Losses                                     60              0
                                                        ========       ========
 Balance at end of period                               $  1,327       $  1,277
                                                        ========       ========

Ratio of net charge-offs during the period to
 average loans outstanding during the period                0.00%          0.01%
                                                        --------       --------
Allowance for loan losses as a percentage of
total loans                                                 0.95           1.01
                                                        --------       --------

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

At June 30, 1998 and 1997, the Corporation had no restructured loans. Non-accrual loans amounted to $143,000 at June 30, 1998, and were comprised of one residential mortgage loan and two home equity loans, as compared to $129,000 at June 30, 1997. Past due loans 90 days or more and still accruing amounted to $81,000 as of June 30, 1998 and $87,000 as of June 30, 1997. Of the balance, respectively, in each period, $76,000 and $87,000 were comprised of student loans, which are wholly guaranteed by the U.S. Government. Additionally, the Corporation did not have any other real estate owned (OREO) at June 30, 1998 and 1997.


------------------------------------------------------------------------------
Non-Performing Assets                                  Six Months Ended
                                                           June 30

(dollars in thousands)                                    1998           1997
                                                          ====           ====
Loans past due 90 days and still accruing                  $81            $87
Non-accrual loans                                          143            129
                                                          ====           ====
Total non-performing assets                               $224           $216
                                                          ====           ====




Other Non-Interest Income

The following table presents the principal categories of non-interest income for the three and six month periods ended June 30, 1998 and 1997.


-----------------------------------------------------------------------------------------------------------
(dollars in thousands)                  Three months ended                  Six months ended
                                             June 30,                           June 30,

                                        1998       1997      % change      1998      $ 1997     % change
                                        -----      ----                    ----      ------
Other income:
  Service charges, commissions and      $168      $137         22.63       $348       $275         26.55
    fees
  Other income                            38        39         (2.56)        81         70         15.71
                                        ----      ----                     ----       ----
       Total other income               $206      $176         17.05       $429       $345         24.35
                                        ----      ----                     ----       ----


For the six month period ended June 30, 1998, total other (non-interest) income, reflects an increase of $84,000 or 24.4 percent compared with the comparable six month period ended June 30, 1997. This overall increase was primarily as a result of service charges, commissions, and fees. These fees increased primarily as a result of an increase in ATM surcharge income.

For the three months ended June 30, 1998, total other (non-interest) income, increased $30,000 or 17.1 percent as compared to the three months ended June 30, 1997. The increase in other income is primarily due to the increase in service charges, commissions and fees which primarily increased as a result of an increase in business activity.

Other Non-Interest Expense

The following table presents the principal categories of non-interest expense for the three and six month periods ended June 30, 1998 and 1997.

   ---------------------------------------------------------------------------------------------------------
   (dollars in thousands)              Three months ended                    Six months ended
                                            June 30,                             June 30,

   Other expense:                          1998       1997     % change       1998         1997    % change
                                      ----------   --------             -----------   ----------
  Salaries and employee            $1,431        $1,384             3.40      $2,766        $2,682            3.13
     benefits
  Occupancy expense, net .            258           242             6.61         520           520            0.00
  Premise & equipment expense         283           321           (11.84)        554           649          (14.64)
  Stationery and printing             146           120            21.67         187           196           (4.59)
     expense
  Marketing & Advertising              93            81            14.81         202           208           (2.97)
  Legal and Consulting                103            39            164.1         212           166           27.71
  Other expenses                      529           529             0.00         979           766           27.81
                                   ------        ------                       ------         -----
        Total other expense        $2,843        $2,716             4.68      $5,420        $5,187            4.49
                                   ------        ------                       ------         -----

For the six month period ended June 30, 1998, total other (non-interest) expenses increased $233,000 or 4.5 percent over the comparable period ended June 30, 1997. Salaries and employee benefits costs coupled with legal and consulting and other expenses (FDIC Insurance, Examination expense, Computer related and correspondent bank charges) comprised the primary components of the total increase for the period.

For the three month period ended June 30, 1998 total other (non-interest) expenses increased $127,000 or 4.7 percent over the comparable three months ended June 30, 1997. Salaries and employee benefits costs coupled with legal and consulting as well as occupancy expenses comprised the primary components of the total increase for the three month period ended June 30, 1998. Prudent management of other expenses has been a key objective of Management in an effort to improve earnings efficiency. The Corporation's efficiency ratio (other expenses less nonrecurring expenses as a percentage of net interest income on a tax-equivalent basis plus non-interest income) for the six months ended June 30, 1998, was 61.4 percent as compared with 58.5 percent at June 30, 1997. For the three months ended June 30, 1998 this ratio was 63.8 percent as compared with
61.0 percent for the comparable period ended June 30, 1997.

For the six months ended June 30, 1998, the increase in employment expense is primarily attributable to merit and promotional raises and the accrual in 1998 of an incentive expense. The increase of $47,000 or 3.4 percent during the three months ended June 30, 1998 as compared with the comparable three month period in 1997, was also attributable to these factors. The Corporation employed 144 full-time equivalent employees at June 30, 1998 versus 153 at June 30, 1997. Staffing levels required to support the growth of the Bank and to maintain current staffing levels at the Corporation's office locations were achieved though the use of temporary staff, who are not included in the employee count for 1998 but the expense is included as part of employment expense.

Occupancy and equipment expenses for the six months ended June 30, 1998 decreased by $95,000 or 8.13 percent compared to the comparable period ended June 30, 1997. This decrease in expense is primarily attributed to lower depreciation expense on furniture and equipment as well as lower repair and maintenance expenses on equipment.

Occupancy and equipment expenses for the three months ended June 30, 1998 decreased $22,000 or 3.91 percent from the comparable three month period in 1997. The decrease in expenses occurred in the same expense categories as noted above, with the exception that the increase in occupancy expense is related to our new Morristown banking center and rental increases on other leased locations.

Provision for Income Taxes

The effective tax rate for the six month period ended June 30, 1998 was 33.9 percent as compared to 31.1 percent for the six months ended June 30, 1997. The effective tax rate for the six months ended June 30, 1998 approximates the statutory federal tax rate of 34 percent. The increase in the effective tax rates reflects the decreasing tax-exempt interest income on obligations of states and political subdivisions.

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

Interest Sensitivity
The management of interest rate risk is also important to the profitability of the Corporation. Interest rate risk arises when an earning asset matures or when its interest rate changes in a time period different from that of a supporting interest bearing liability, or when an interest bearing liability matures or when its interest rate changes in a time period different from that of an earning asset that it supports. While the Corporation matches only a small portion of specific assets and liabilities, total earning-assets and interest bearing liabilities are grouped to determine the overall interest rate risk within a number of specific time frames.

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

At June 30, 1998, the Corporation reflects a negative interest sensitivity gap (or an interest sensitivity ratio) of .50:1.0 at the cumulative one year position. During much of 1998 the Corporation had a negative interest sensitivity gap. The maintenance of a liability-sensitive position during 1997 had an adverse impact on the Corporation's net interest margins; however, based on management's perception that interest rates will continue to be volatile, emphasis has been placed on interest-sensitivity matching with the objective of achieving a stable net interest spread during 1998.

Liquidity

The liquidity position of the Corporation is dependent on successful management of its assets and liabilities so as to meet the needs of both deposit and credit customers. Liquidity needs arise principally to accommodate possible deposit outflows and to meet customers' requests for loans. Such needs can be satisfied by scheduled principal loan repayments, maturing investments, short-term liquid assets and deposit in-flows. The objective of liquidity management is to enable the Corporation to maintain sufficient liquidity to meet its obligations in a timely and cost-effective manner. Management monitors current and projected cashflows, and adjusts positions as necessary to maintain adequate levels of liquidity. By using a variety of potential funding sources and staggering maturities, the risk of potential funding pressure is significantly reduced. Management also maintains a detailed liquidity contingency plan designed to adequately respond to situations which could lead to liquidity concerns. Anticipated cash-flows at June 30, 1998, projected to June of 1999, indicates that the Bank's liquidity should remain strong, with an approximate projection of $100.2 million in anticipated cashflows over the next twelve months. This projection represents a forward-looking statement under the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from this projection depending upon a number of factors, including the liquidity needs of the Bank's customers, the availability of sources of liquidity and general economic conditions.

The Corporation derives a significant proportion of its liquidity from its core deposit base. For the six month period ended June 30, 1998, average core deposits (comprised of total demand, savings accounts and money market accounts under $100,000) represented 50.9 percent of total deposits as compared with 47.6 percent on average in the comparable period in 1997. More volatile rate sensitive deposits, concentrated in time certificates of deposit for the six month period ended June 30, 1998, decreased slightly to 39.2 percent on average of total deposits from 39.5 percent during the six months ended June 30, 1997.

Average funding sources during the six months ended June 30, 1998 decreased by approximately $5.1 million compared to 1997. The decrease was attributed to outflows in savings and time accounts offset in part by an increase in demand deposits and short-term borrowings. Non-interest bearing funding sources as a percentage of the funding mix increased to 16.5 percent on average as compared to 15.9 percent for the six month period ended June 30, 1997. Demand deposits as a percentage of the funding mix continue to be replaced by more expensive interest-bearing core deposits.

Short-term borrowings can be used to satisfy daily funding needs. Balances in these accounts fluctuate significantly on a day-to-day basis. The Corporation's principal short-term funding sources are securities sold under agreement to repurchase and advances from the Federal Home Loan Bank (FHLB). Average short-term borrowings during the first six months of 1998 were $16.7 million, an increase of $5.8 million or 53.3 percent from $10.9 million in average short-term borrowings during the comparable six months ended June 30, 1997. This change was primarily due to insufficient core deposit funding.

Cash Flow

The consolidated statements of cash flows present the changes in cash and cash equivalents from operating, investing and financing activities. During the six months ended June 30, 1998, cash and cash equivalents (which increased overall by $7.7 million) were provided (on a net basis) by approximately $3.0 million in cash flows from operating activities and by $12.6 million in cash flows provided by financing activities. A total of $7.8 million was used in investing activities, of that amount $7.2 million was used to increase loans.

Stockholders' Equity

Stockholders' equity averaged $34.5 million for the six month period ended June 30, 1998, an increase of $3.6 million or 11.7 percent from $30.9 million, for the same period in 1997. The Corporation's dividend reinvestment and optional stock purchase plan contributed $165,000 in new capital for the six months ended June 30, 1998 as compared with $145,000 for the comparable period in 1997. Tangible book value per common share, after the 3-for-2 stock split effective May 1, 1998, distributed May 29, 1998, and the 5% stock dividend effective May 18, 1997, distributed May 31, 1997, was $8.94 at June 30, 1998 as compared to $8.48 at December 31, 1997. Tangible book value per common share was $7.86 at June 30, 1997, as adjusted for the above noted stock split and 5% stock dividend.

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


Risk-Based Capital/Leverage

FDIC regulations require banks to maintain minimum levels of regulatory capital. Under the regulations in effect at June 30, 1998, the Bank was required to maintain (i) a minimum leverage ratio of Tier 1 capital to total adjusted assets of 4.0%, and (ii) minimum ratios of Tier 1 and total capital to risk-weighted assets of 4.0% and 8.0%, respectively.

At June 30, 1998, total Tier l capital (defined as tangible stockholders' equity for common stock and certain perpetual preferred stock) amounted to $31,011 million or 6.35 percent of total assets. The total Tier II leverage capital ratio was 6.62 percent of total assets. Tier I capital excludes the effect of SFAS No. 115, which amounted to $796,000 of net unrealized gain, after tax, on securities available-for-sale (included as a component of stockholders' equity) and goodwill of approximately $3.220 million as of June 30, 1998.

At June 30, 1998, the Corporation's estimated Tier I risk based and total risk-based capital ratios were 15.84 percent and 16.51 percent, respectively. These ratios are well above the minimum guidelines of capital to risk-adjusted assets in effect as of June 30, 1998.

Under its prompt corrective action regulations, bank regulators are required to take certain supervisory actions (and may take additional discretionary actions) with respect to an undercapitalized institution. Such actions could have a direct material effect on the institution's financial statements. The regulations establish a framework for the classification of financial institutions into five categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. Generally, an institution is considered well capitalized if it has a leverage (Tier 1) capital ratio of at least 5.0%; a Tier 1 risk-based capital ratio of at least 6.0%; and a total risk-based capital ratio of at least 10.5%.

The foregoing capital ratios are based in part on specific quantitative measures of assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by the bank regulators about capital components, risk weightings and other factors.

As of June 30, 1998, management believes that the Bank meets all capital adequacy requirements to which it is subject.

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

As of June 1998, management has completed several phases of the plan, including identification, modification , and preliminary testing. Management's goal is to be compliant with regulatory guidelines by December 1998, although no assurances can be given that the Corporation will be able to satisfy this objective. At present, total costs to the Corporation of achieving Year 2000 compliance are estimated at $300,000. However, management believes that such costs may rise if and when additional issues arise that may require additional expenditures to make the Corporation Year 2000 compliant. In addition management has begun an evaluation process necessary to formulate a comprehensive contingency plan. It is expected that the contingency planing process will be completed during the fourth quarter of 1998. The immediately preceding sentence constitutes a forward-looking statement under the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from the Corporation's forward-looking statement as a result of a variety of factors, including potential unavailability of technological resources, increased expenses associated with obtaining such resources and unanticipated technological difficulties.

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


Item 4  Submission of Matters to Vote of Security Holders

None

Item 6   Exhibits and Reports on Form 8-K

               A) Exhibits: Exhibit (27-1) - Center Bancorp Inc. Financial Data Schedule - June 30, 1998

               B)   Reports on Form 8-K
                    There were no reports on Form 8-K filed during the three months ended June 30, 1998.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf, by the undersigned, thereunto duly authorized.


                                       CENTER BANCORP, INC.


DATE: August 14, 1998                  /s/ Anthony C. Weagley
---------------------                  -----------------------------------
                                           Anthony C. Weagley, Treasurer
                                           (Chief Financial Officer)