Form 10-Q
period 1998-09-30
CENTER BANCORP INC
filed 1998-11-13
CIK 712771

                        SECURITIES & EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 1998 OR

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

                        Yes|X|                     No|_|

Shares outstanding on September 30, 1998
----------------------------------------
Common stock no par value - 3,573,249 shares

                               CENTER BANCORP INC.

                               INDEX TO FORM 10-Q


PART I.   FINANCIAL INFORMATION                                             PAGE

   Item I.  Financial Statements
            Consolidated Statements of  Condition
            at September 30, 1998 (Unaudited) and December 31, 1997            3

            Consolidated Statements of Income for the
            Three and Nine Months Ended September 30, 1998 and 1997
            (Unaudited)                                                        4

            Consolidated Statements of Cash Flows for the
            Nine Months Ended September 30, 1998 and 1997
            (Unaudited)                                                        5

            Notes to the Consolidated Financial Statements                   6-8

   Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations                   8-17

PART II.  OTHER INFORMATION

   Item 1.  Legal Proceedings                                                 18

   Item 2.  Changes in Securities                                             18

   Item 4.  Submission of Matters to a Vote of  Security Holders              18

   Item 6.  Exhibits                                                          18

            Signature                                                         19

            Exhibit Index                                                     20

Center Bancorp Inc.
Consolidated Statements of Condition

                                                                              September 30,     December 31,
(Dollars in thousands)                                                            1998             1997
-------------------------------------------------------------------------------------------------------------
                                                                               (unaudited)
Assets:
  Cash and due from banks                                                         $ 12,491          $ 15,210
  Federal funds sold                                                                     0            10,900
-------------------------------------------------------------------------------------------------------------
      Total cash and cash equivalents                                               12,491            26,110
-------------------------------------------------------------------------------------------------------------
  Investment securities held to maturity (approximate
     market value of $185,170 in 1998 and $198,960 in 1997)                        181,459           196,980
  Investment securities available for sale                                         113,474           101,318
-------------------------------------------------------------------------------------------------------------
      Total investment securities                                                  294,933           298,298
-------------------------------------------------------------------------------------------------------------
  Loans, net of unearned income                                                    142,885           132,424
    Less - Allowance for loan losses                                                 1,357             1,269
-------------------------------------------------------------------------------------------------------------
        Net loans                                                                  141,528           131,155
-------------------------------------------------------------------------------------------------------------
  Premises and equipment, net                                                        9,246             9,130
  Accrued interest receivable                                                        4,200             4,350
  Other assets                                                                         996               687
  Goodwill                                                                           3,139             3,382
-------------------------------------------------------------------------------------------------------------
        Total assets                                                              $466,533          $473,112
-------------------------------------------------------------------------------------------------------------
Liabilities
  Deposits:
    Non-interest bearing                                                          $ 74,488          $ 77,821
    Interest bearing:
      Certificates of deposit $100,000 and over                                     59,668           116,746
      Savings and  time deposits                                                   243,091           241,443
-------------------------------------------------------------------------------------------------------------
        Total deposits                                                             377,247           436,010
  Federal funds purchased and securities sold under
    Agreements to repurchase                                                        48,661               700
  Accounts payable and accrued liabilities                                           3,993             2,980
-------------------------------------------------------------------------------------------------------------
        Total Liabilities                                                          429,901           439,690

Stockholders' equity:
  Common stock, no par value:
   Authorized 20,000,000 shares; issued 4,026,337 and
       4,012,373 shares in 1998 and 1997 respectively                                7,543             7,296

  Additional paid in capital                                                         3,656             3,513
  Retained earnings                                                                 25,411            23,829
-------------------------------------------------------------------------------------------------------------
                                                                                    36,610            34,638
  Less - Treasury stock at cost (453,088 shares in 1998 and 470,202 shares
  In 1997 respectively)                                                              1,739             1,808
  Accumulated other comprehensive income                                             1,761               592
-------------------------------------------------------------------------------------------------------------
        Total stockholders' equity                                                  36,632            33,422
-------------------------------------------------------------------------------------------------------------
        Total liabilities and stockholders' equity                                $466,533          $473,112
=============================================================================================================

All share amounts have been restated to reflect the 3-for-2 stock split distributed on May 29, 1998 to stockholders of record May 1, 1998 and the 5% stock dividend distributed in May of 1997.
See Accompanying Notes To Consolidated Financial Statements

Center Bancorp Inc.
Consolidated Statements of Income
(unaudited)

                                                                   Three Months Ended             Nine Months Ended
                                                                      September 30,                 September 30,
                                                                --------------------------    --------------------------
(in thousands, except per share data)                             1998           1997            1998           1997
---------------------------------------------------------------------------   ------------    ------------   -----------
Interest income:
  Interest and fees on loans                                    $    2,738     $    2,492      $    8,108    $    7,345
  Interest and dividends on investment securities:
    Taxable interest income                                          4,700          5,032          13,929        14,470
    Nontaxable interest income                                         166            228             533           727
  Interest on Federal funds sold and securities
     Purchased under agreement to resell                               154            147             440           455
---------------------------------------------------------------------------    -----------     -----------   -----------
        Total interest income                                        7,758          7,899          23,010        22,997
---------------------------------------------------------------------------    -----------     -----------   -----------
Interest expense:
  Interest on certificates of deposit $100,000 or more                 995          1,575           3,622         4,340
  Interest on savings and time deposits                              2,040          2,043           5,979         6,068
  Interest on short-term borrowings                                    371            194             847           489
---------------------------------------------------------------------------    -----------     -----------   -----------
        Total interest expense                                       3,406          3,812          10,448        10,897
---------------------------------------------------------------------------    -----------     -----------   -----------
        Net interest income                                          4,352          4,087          12,562        12,100
Provision for loan losses                                               30              0              90             0
---------------------------------------------------------------------------    -----------     -----------   -----------
Net interest income after provision for loan losses                  4,322          4,087          12,472        12,100
---------------------------------------------------------------------------    -----------     -----------   -----------
Other income:
  Service charges, commissions and fees                                188            166             536           441
  Other income                                                          74             27             155            97
---------------------------------------------------------------------------    -----------     -----------   -----------
        Total other income                                             262            193             691           538
---------------------------------------------------------------------------    -----------     -----------   -----------
Other expense:
  Salaries and employee benefits                                     1,534          1,545           4,300         4,227
  Occupancy expense, net                                               285            243             805           763
  Premises and equipment expense                                       317            343             871           992
  Stationery and printing expense                                      130             73             317           269
  Marketing and advertising                                            161             74             363           282
  Other expenses                                                       674            594           1,865         1,526
---------------------------------------------------------------------------    -----------     -----------   -----------
        Total other expense                                          3,101          2,872           8,521         8,059
---------------------------------------------------------------------------    -----------     -----------   -----------
        Income before income tax expense                             1,483          1,408           4,642         4,579
        Income tax expense                                             504            492           1,574         1,477
---------------------------------------------------------------------------    -----------     -----------   -----------
        Net income                                              $      979     $      916      $    3,068    $    3,102
---------------------------------------------------------------------------    -----------     -----------   -----------
Earnings per share
Basic                                                           $     0.27     $     0.26      $     0.86    $     0.88
Diluted                                                               0.27           0.26            0.85          0.87

---------------------------------------------------------------------------    -----------     -----------   -----------
Average weighted common shares outstanding
Basic                                                            3,570,300      3,536,414       3,559,300     3,531,612
Diluted                                                          3,597,831      3,584,475       3,594,415     3,565,335
---------------------------------------------------------------------------    -----------     -----------   -----------

All share amounts have been restated to reflect the 3-for-2 stock split distributed on May 29, 1998 to stockholders of record May 1, 1998 and the 5% stock dividend distributed in May of 1997.
See Accompanying Notes To Consolidated Financial Statements

Center Bancorp Inc.
Consolidated Statements of Cash Flows

                                                                           Nine Months Ended
                                                                             September 30
                                                                    -------------------------------
(Dollars in thousands)                                                   1998              1997
---------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                           $   3,068      $      3,102
  Adjustments to reconcile net income to net cash
     Provided by operating activities:
     Depreciation and amortization                                         1,029             1,109
     Provision for loan losses                                                90                 0
     Decrease (increase) in accrued interest receivable                      150              (330)
     Increase in other assets                                               (310)             (298)
     Increase in other liabilities                                         1,013               880
     Amortization of premium and accretion of
     Discount on investment securities, net                                  167               179
--------------------------------------------------------------------------------      ------------
        Net cash provided by operating activities                          5,207             4,642
--------------------------------------------------------------------------------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from maturities of securities available-for-sale               56,230             9,284
  Proceeds from maturities of securities held-to-maturity                 47,875            32,871
  Purchase of securities available-for-sale                              (50,923)          (43,183)
  Purchase of securities held-to-maturity                                (48,814)          (39,027)
  Net increase in loans                                                  (10,463)           (9,055)
  Property and equipment expenditures, net                                  (903)             (124)
--------------------------------------------------------------------------------      ------------
 Net cash used in investing activities                                    (6,998)          (49,234)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net (decrease) increase in deposits                                    (58,763)            2,525
  Dividends paid                                                          (1,485)           (1,390)
  Proceeds from issuance of common stock                                     459               209
  Net increase in short term borrowing                                    47,961            16,000
--------------------------------------------------------------------------------      ------------
        Net cash (used in) provided by financing activities              (11,828)           17,344
--------------------------------------------------------------------------------      ------------
        Net decrease in cash and cash equivalents                        (13,619)          (27,248)
--------------------------------------------------------------------------------      ------------
Cash and cash equivalents at beginning of period                          26,110            43,061
--------------------------------------------------------------------------------      ------------
Cash and cash equivalents at end of period                             $  12,491      $     15,813
--------------------------------------------------------------------------------      ------------
Supplemental disclosures of cash flow information:
  Interest paid on deposits and short-term borrowings:                 $  10,470      $     10,772
  Income taxes                                                         $   1,452      $        502

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

In the opinion of Management, all adjustments necessary for a fair presentation of the Corporation's financial position and results of operations for the interim periods have been made. Such adjustments are of a normal recurring nature. All share and per share amounts have been restated to reflect the 3-for-2 stock split distributed May 29, 1998 to stockholders of record on May 1, 1998. Also reflected and restated for all prior periods is the 5% stock dividend distributed on May 31, 1997. Results for the period ended September 30, 1998 are not necessarily indicative of results for any other interim period or for the entire fiscal year. Reference is made to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1997 for information regarding accounting principles.


NOTE 2

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

                                                         Three Months                        Nine Months
                                                     Ended September 30,                 Ended September 30,

(in thousands)                                     1998                1997           1998                  1997
Comprehensive Income                               ----                ----           ----                  ----
-------------------------------------------------------------------------------------------------------------------
Net Income                                       $  979              $  916          $3,068                $3,102
Other comprehensive income
  Unrealized holding gains arising
    during the period, net of taxes                 373                 164           1,169                   302
-------------------------------------------------------------------------------------------------------------------
Total comprehensive income                       $1,352              $1,080          $4,237                $3,404
===================================================================================================================

SFAS No. 132
In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Post Retirement Benefits". This Statement standardizes the disclosure requirements for pensions and other post retirement benefits by requiring additional information that will facilitate financial analysis, and eliminating certain disclosures that are considered no longer useful. SFAS No. 132 supersedes the disclosure requirements in SFAS Nos. 87, 88, and 106. This Statement is effective for fiscal years beginning after December 15, 1997. Restatement of disclosures for earlier periods provided for comparative purposes is required unless the information is not readily available.




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

This Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Initial application of this Statement should be as of the beginning of an entity's fiscal quarter; on that date, hedging relationships must be designated anew and documented pursuant to the provisions of this Statement. Earlier application of all of the provisions of this Statement is encouraged, but it is permitted only as of the beginning of any fiscal quarter that begins after issuance of this Statement. This Statement should not be applied retroactively to financial statements of prior periods. The adoption of this statement by the Corporation is not expected to have a material effect on the financial statements of the Corporation.

SFAS No. 134

On October 9, 1998 the FASB issued SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise". SFAS No. 134 changes the way mortgage banking firms account for certain securities and other interests they retain after securitizing mortgage loans that were held for sale. This statement is effective for fiscal quarters beginning after December 15, 1998. Early application is permitted. The adoption of this statement by the Corporation is not expected to have a material effect on the financial statements of the Corporation.


            Management's Discussion & Analysis of Financial Condition
                            and Results of Operations

Net income for the three months ended September 30, 1998 amounted to $979,000 as compared to $916,000 earned for the comparable three month period ended September 30, 1997. On a per diluted share basis, earnings increased to $.27 per share as compared with $.26 per share for the three months ended September 30, 1997. The annualized return on average assets was .82 percent compared with .75 percent for the comparable three month period in 1997. The annualized return on average stockholders' equity was 10.9 percent for the three month period ended September 30, 1998 as compared to 11.4 percent for the comparable three months ended September 30, 1997. Earnings performance for the third quarter of 1998 primarily reflects an increase in net interest income and non interest income offset by higher operating expenses.

Net income and earnings per diluted share decreased $34,000 and 2.3 percent respectively for the first nine months of 1998 compared to the first nine months of 1997. Net income for the nine months ended September 30, 1998 was $3,068,000 as compared to $3,102,000 earned for the comparable nine month period of 1997. On a per diluted share basis, earnings were $.85 as compared to $.87 per share for the nine months ended September 30, 1997. The annualized return on average assets was .86 percent for the nine months ended September 30, 1998 as compared with .86 percent for the comparable period in 1997, while the annualized return on average stockholders' equity was 11.7 percent and 13.2 percent, respectively. Earnings performance for the nine months ended September 30, 1998, reflected increased net interest income and other income offset by increases in non-interest expense and income tax expense. All share and per share amounts have been restated to reflect the 3 for 2 stock split distributed in May of 1998 and the 5% stock dividend distributed on May 18, 1997.

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

Net Interest Income

===================================================================================================
(dollars in thousands)               Three months ended                         Nine months ended
                                       September 30,                              September 30,

                                                                Percent                                   Percent
                                    1998           1997         Change         1998           1997        Change
                                  -------------------------                  -------------------------
Interest income:
 Investments                        $ 4,866       $  5,260        (7.49)      $ 14,462       $ 15,197       (4.84)
 Loans, including fees                2,738          2,492         9.87          8,108          7,345       10.39
 Federal funds sold                     154            147         4.76            440            455       (3.30)
                                    -------       --------                    --------       --------
   Total interest income              7,758          7,899        (1.79)        23,010         22,997        0.06
--------------------------------------------      --------                    --------       --------
Interest expense:
 Certificates $100,000 or more          995          1,575       (36.83)         3,622          4,340      (16.54)
 Deposits                             2,040          2,043        (0.15)         5,979          6,068       (1.47)
 Short-term borrowings                  371            194        91.24            847            489       73.21
                                    -------       --------                    --------       --------
   Total interest expense             3,406          3,812       (10.65)        10,448         10,897       (4.12)
--------------------------------------------      --------                    --------       --------
   Net interest income*               4,352          4,087         6.48         12,562         12,100        3.82
--------------------------------------------      --------                    --------       --------
Tax-equivalent adjustment                86            117       (26.50)           275            375      (26.67)
Net interest income on a
  fully Tax-equivalent basis        $ 4,438       $  4,204         5.57       $ 12,837       $ 12,475        2.90
-------------------------------------------       --------                    --------       --------

*Before the provision for loan losses. NOTE: The tax-equivalent adjustment was computed based on an assumed statutory Federal income tax rate of 34 percent. Adjustments were made for interest accrued on securities of state and political subdivisions.

Net interest income on a fully tax-equivalent basis increased $234,000 or 5.6 percent to approximately $4.4 million for the three months ended September 30, 1998, from $4.2 million for the comparable period in 1997. For the three months ended September 30, 1998, the net interest margin increased to 3.97 percent from
3.69 percent due to a more favorable mix of interest-bearing liabilities and the decreased cost of funds reflecting the downward pressure, in general, on short-term interest rates. For the three months ended September 30, 1998, a decrease in the average yield on interest-earning assets of two basis points was offset by a decrease in the average cost of interest-bearing liabilities of 25 basis points, resulting in the increase in the net interest margin. The increase in net interest spreads is primarily a result of the decreased cost of interest-bearing liabilities and the Corporation's ability to fund a greater portion of its earning assets through increases in short-term borrowings, non-interest-bearing sources and core deposits, versus higher cost time deposits of $100,000 or more. Average earning assets decreased by $8.1 million, from the comparable three month period in 1997. The net decrease in average interest-bearing liabilities was $17.3 million over the comparable three month period in 1997. The 1998 third quarter changes in average volumes were primarily due to increased volumes of loans and corresponding decreases of investment securities and interest-bearing liabilities

Net interest income on a fully tax-equivalent basis for the nine months ended September 30, 1998 increased $362,000 or 2.9 percent, to approximately $12.8 million from the comparable nine month period in 1997. The Corporation's net interest margin in 1998 increased to 3.84 percent from 3.73 percent due to a decreased cost of funds reflecting the downward pressure, in general, on short-term interest rates as the yield curve continued to flatten. For the nine months ended September 30, 1998 earning assets increased by $646,000 on average as compared with the nine months ended September 30, 1997. The decrease in the average cost of interest-bearing liabilities accounted for the increase in the net interest margin.

For the three month period ended September 30, 1998 interest income on a fully tax-equivalent basis declined by $172,000 or 2.2 percent from the comparable three month period in 1997. The primary factor contributing to the decrease was the previously cited decrease in average earning assets. The Corporation's loan portfolio increased on average $15.1 million to $140.4 million from $125.3 million in the same quarter in 1997, primarily driven by growth in commercial loans, commercial and residential mortgages and home equity lines of credit. This growth was funded through a decrease in the investment portfolio. The loan portfolio (traditionally the Corporations highest yielding earning asset) represented approximately 31.4 percent of the Corporation's interest-earning assets (on average) during the third quarter of 1998 and 27.5 percent in 1997.

Interest income for the nine month period ended September 30, 1998 decreased by approximately $87,000 or .37 percent, on a fully tax-equivalent basis as compared to the comparable period ended September 30, 1997. The Corporation's average loan portfolio increased $13.9 million to $137.3 million from $123.4 million in the comparable period of 1997. This growth was primarily driven by growth in commercial loans, commercial and residential mortgages, and home equity lines of credit. This growth was funded by a decrease in the investment portfolio. The loan portfolio represented approximately 30.7 percent of the Corporation's interest-earning assets (on average) for the nine months ended September 30, 1998 as compared with 27.7 percent for the comparable period in 1997.

Investments accounted for the most significant change in the earning asset mix for both the three month and nine month periods ended September 30, 1998. Average investment volume decreased both for the three and nine months periods in 1998 when compared to 1997. For the three months ended September 30, 1998 investments decreased $23.7 million to $296.0 million. For the nine months ended September 30, 1998, the decrease amounted to $12.6 million compared to the average investments for the comparable nine month period of 1997. The decrease for both periods was primarily attributable to the accelerated prepayment of principal during the second and third quarters of 1998 on outstanding mortgage backed securities coupled with payments on callable securities. The flatness of the yield curve during the third quarter and for the nine months of 1998 limited reinvestment opportunities with sufficient spread to the Corporation, therefore, funds were deployed in higher yielding loans. For the three and nine month periods ended September 30, 1998 interest income attributable to the decrease in investment volumes amounted to $401,000 and $641,000 respectively when compared to similar 1997 periods.

Interest expense for the three months ended September 30, 1998, decreased $406,000 or 10.7 percent from the comparable three month period ended September 30, 1997, as a result of the decline in deposit volumes, coupled with the changes in deposit mix and higher amounts of lower cost short-term borrowings. Lower interest rates brought about by the flattening of the yield curve contributed significantly to the overall decrease in interest expense, as compared with the three months ended September 30, 1997.

For the nine months ended September 30, 1998, interest expense decreased $449,000 or 4.1 percent as compared with the comparable nine month period in 1997. Interest expense for the nine months ended September 30, 1998 decreased as a result of the decrease in deposit volumes and interest rates which had a favorable impact on the cost of funds in the short-term market. The amount of the decrease attributable to volume factors was $299,000 while $150,000 was due to rate. This downward pressure on interest rates was heightened by the Federal Reserve's action on September 30, 1998 lowering the federal funds index target to 5.25 percent from the previous targeted level of 5.5 percent. The Federal Reserve Board, again lowered the federal funds target rate to 5.00 on October 15, 1998.

Concerns about deflation leading to recession coupled with uncertain prospects for continued economic growth in the United States as well as several foreign economies have sent interest rates into a tailspin in all sectors of the yield curve. This in turn has had a positive affect on the Corporation's ability to lower core banking deposit rates and has affected the cost of funds associated with a number of funding products i.e. municipal deposits tied to market indices, "Jumbo" certificates of deposit, and short term borrowings (primarily repurchase agreements). Management believes that the trend toward lower interest rates and the flatness of the yield curve will continue to exert downward pressure on the cost of funds and yields on earning assets throughout the remainder of 1998 and into 1999. The Corporation's deposit mix during the first nine months of 1998 continued to be impacted by the depositor's desire for higher-yielding investment alternatives. Depositors have continued to shift funds from lower-yielding savings and demand deposit type accounts into higher-yielding money market accounts, certificates of deposit and sweep accounts.

For the three months ended September 30, 1998, the Corporation's net interest spread on a tax-equivalent basis increased to 3.27 percent from 3.04 percent for the three months ended September 30, 1997. This increase reflected a widening of spreads between yields earned on loans and investments and rates paid for supporting funds. There was a favorable change in the mix of supporting interest-earning assets, primarily the increased loan volumes but the yield on interest-earning assets declined to 7.02 percent from 7.04 percent. However, this was offset by the change in the mix of interest-bearing liabilities to less costly funding. The yield on total interest-bearing liabilities decreased to
3.75 percent for the three months ended September 30, 1998 from 4.00 percent for the three months ended September 30, 1997.

For the nine months ended September 30, 1998, the Corporation's net interest spread on a tax-equivalent basis increased modestly to 3.13 percent from 3.12 percent for the nine months ended September 30, 1997. This increase reflected a narrowing of margins due to the previously discussed pressure on rates at the short-end of the yield curve during the first and second quarters and a widening during the third quarter. The decrease in funding costs continued to change disproportionately during the third quarter of 1998 compared to the rates on new loans and investments. This is reflected in the decrease in the average volume of time certificates greater than $100,000 in proportion to fund assets.

The contribution of non-interest-bearing sources (i.e. the differential between the average rate paid on all sources of funds and the average rate paid on interest-bearing sources) widened to approximately 71 from 61 basis points during the nine month periods ended September 30, 1998 and 1997, respectively, and 70 and 65 basis points for the respective three month periods ended September 30, 1998 and 1997.

Investments
For the three months ended September 30, 1998, the average volume of investment securities decreased to $296.0 million or a decrease of $23.7 million from $319.8 million on average for the same three month period in 1997. The tax-equivalent yield on the investment portfolio declined to 6.69 percent from
6.72 percent for the comparable three month period in 1997. Purchases made to replace maturing and called investments were not made at comparable rates and in some cases the monies were not invested in the Investment Portfolio.

For the nine months ended September 30, 1998, the average volume of investment securities decreased by $12.6 million when compared to the same period in 1997. The tax-equivalent yield on investments decreased to 6.57 percent or 11 basis points from a yield of 6.68 percent for the nine month period ended September 30, 1997. The decreased yield on the investment portfolio during the first nine months of 1998 resulted from the Corporation's inability to obtain comparable or higher rates on purchases made to replace, in some cases, higher yielding investments which had matured, were prepaid, or were called.

The impact of repricing activity on yields was lessened by a change in bond segmentation and some extension, where risk is minimal within the portfolio of investment maturities. This resulted in narrowed spreads and was compounded by the current uncertainty of rates. Securities available-for-sale are a part of the Corporation's interest rate risk management strategy and may be sold in response to changes in interest rates, changes in prepayment risk, liquidity management and other factors.

For the nine months ended September 30, 1998, the total investment portfolio excluding overnight investments, averaged $298.4 million, or 64.0 percent of earning assets, as compared to $311.0 million or 69.8 percent at September 30, 1997. The principal components of the investment portfolio are U.S. Government Treasury and Federal Agency callable and noncallable securities, including agency issued Collateralized Mortgage Obligations.

At September 30, 1998 the net unrealized gain/loss carried as a component of shareholders' equity amounted to a net unrealized gain of $1,761,000 as compared with an unrealized gain of $592,000 at December 31, 1997 resulting from an improvement in the bond market.
Bond prices rose as interest rates fell.

Loans
Loan growth during the first nine months of 1998 occurred in all segments of the loan portfolio. This growth resulted from the Corporation's business development efforts enhanced by the Corporation's marketing programs and new product lines. The relative stability of the loan portfolio yield was the result of a stable prime rate environment coupled with a competitive rate structure to attract new loans. The Corporation's banking subsidiary, as part of its strategic plan to increase its loan portfolios, decreased its prime lending rate to 8.00 percent on September 29, 1998 well in advance of the industry. The result of increased volume was lessened by continued re-financing activity and by the heightened competition for borrowers that exists in the lending markets. The Corporation's desire to grow this segment of the earning-asset mix is reflected in its current business development plan and marketing plans, as well as its short-term strategic plan.

Analyzing the loan portfolio for the nine months ended September 30, 1998, average loan volume increased $13.8 million or 11.2 percent, while portfolio yield remained relatively flat, declining by 5 basis points as compared with the same period in 1997. The volume related factors contributed increased earnings of $816,000 offset by a decline of $53,000 in the rate related change. The increased total average loan volume was due to increased customer activity, new lending relationships, and new loan products. For the three months ended September 30, 1998, average loan volume increased $15.1 million, while the portfolio yield declined 16 basis points as compared with the same period in 1997. The volume related factors contributed increased earnings of $296,000 offset by a decline of $50,000 due to rate related changes. Total average loan volume increased to $140.4 million with a net interest yield of 7.80 percent, as compared to $125.3 million with a yield of 7.96% for the three months ended September 30, 1997.

Allowance for Loan Losses
The purpose of the allowance for loan losses is to absorb the impact of losses inherent in the loan portfolio. Additions to the allowance are made through provisions charged against current operations and through recoveries made on loans previously charged-off. The allowance for loan losses is maintained at an amount considered adequate by Management to provide for potential credit losses based upon a periodic evaluation of the risk characteristics of the loan portfolio. In establishing an appropriate allowance, an assessment of the individual borrowers, a determination of the value of the underlying collateral, a review of historical loss experience and an analysis of the levels and trends of loan categories, delinquencies, and problem loans are considered. Such factors as the level and trend of interest rates and current economic conditions are also reviewed. At September 30, 1998 the allowance was $1,357,000 as compared to $1,269,000 on September 30, 1997. The provision for loan losses during the nine and three month periods ended September 30, 1998 amounted to $90,000 and $30,000, respectively. There was no provision for loan losses during 1997.

Various regulatory agencies, as an integral part of their examination process, periodically review the Corporation's allowance for loan losses. Such agencies may require the Corporation to increase the allowance based on their analysis of information available to them at the time of their examinations. The allowance for loan losses as a percentage of total loans amounted to .95 percent and 1.00 percent at September 30, 1998, and 1997, respectively. In management's view the level of the allowance at September 30, 1998 is adequate. The Corporation's statements herein regarding the adequacy of the allowance for loan losses may constitute forward looking statements under the Private Securities Reform Litigation Act of 1995. Actual results may indicate that the amount of the Corporation's allowance was inadequate. Factors that could cause the allowance to be inadequate are the same factors that are analyzed by the Corporation is establishing the amount of the allowance.

During the nine month period ended September 30, 1998, the Corporation did not experience any substantial problems within its loan portfolio. Net charge-offs were approximately $2,000. At September 30, 1998 the Corporation had non-accrual loans amounting to $149,000 versus $27,000 in non-accrual loans at December 31, 1997. The Corporation continues to aggressively pursue collections of principal and interest on loans previously charged-off.

The Corporation defines impaired loans to consist of non-accrual loans and loans internally classified as substandard or below, in each instance above an established dollar threshold. All loans below the established dollar threshold are considered homogenous and are collectively evaluated for impairment. The Corporation did not have any impaired loans or required allocations to the allowance for loan losses, as defined by SFAS 114 in either 1998 or 1997.


Allowance for loan losses
(in thousands)
--------------------------------------------------------------------------------
                         Nine months ending September 30
                         -------------------------------
                                                        1998            1997

Average loans outstanding                             $137,258        $ 123,447
--------------------------------------------------------------------------------
Total loans at end of period                           142,885          126,861
--------------------------------------------------------------------------------

Analysis of the allowance for loan losses
Balance at the beginning of period                       1,269            1,293
 Charge-offs:
 Commercial                                                  0                1
 Real estate-mortgage                                        0                0
 Installment loans                                           9               29
--------------------------------------------------------------------------------
   Total charge-offs                                         9               30
Recoveries:
 Commercial                                                  0                0
 Real estate-mortgage                                        0                0
 Installment loans                                           7                6
--------------------------------------------------------------------------------
   Total recoveries                                          7                6
Net Charge-offs:                                             2               24
  Provisions for loan losses                                90                0
--------------------------------------------------------------------------------
 Balance at end of period                             $  1,357        $   1,269
================================================================================

Ratio of net charge-offs during the period to
 Average loans outstanding during the period              0.00%            0.02%
--------------------------------------------------------------------------------
Allowance for loan losses as a percentage of               .95             1.00
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

At September 30, 1998 and December 31, 1997, the Corporation had no restructured loans. Non-accrual loans amounted to $149,000 at September 30, 1998, and were primarily comprised of first and second lien mortgages, as compared to $27,000 at December 31, 1997. Past due loans 90 days or more and still accruing amounted to $86,000 as of September 30, 1998 and $73,000 as of December 31, 1997. Of the non-accrual loan balances, respectively, in each period, $86,000 and $73,000 were comprised of student loans. On October 28, 1998 the Corporation charged-off to the allowance for loan losses approximately $51,000 of such student loans which were deemed uncollectible.

The outstanding balances of accruing loans which are 90 days or more past due as to principal or interest payments and non-performing assets at September 30, 1998 and December 31, 1997 were as follows:

------------------------------------------------ -------------------------------
Non-Performing Assets                              September 30,   December 31,
(dollars in thousands)                                 1998             1997
================================================================================
Loans past due 90 days and still accruing              $ 86             $ 73
Non-accrual loans                                       149               27
--------------------------------------------------------------------------------
Total non-performing assets                            $235             $100
================================================================================

At September 30, 1998, Nonperforming Assets, consisting of loans on nonaccrual status plus other real estate owned acquired through foreclosure (OREO), amounted to $149,000 or .10 percent of total loans outstanding as compared to $27,000 or .02 percent at December 31, 1997. During October 1998 a mortgage loan in the amount of $100,000 was restored to accrual status.

The Corporation did not have any other real estate owned (OREO) at September 30, 1998 or at December 31, 1997.

Other Non-Interest Income
The following table presents the principal categories of non-interest income for the three and nine month periods ended September 30, 1998 and 1997.

-----------------------------------------------------------------------------------------------------------
(dollars in thousands)
                                         Three months ended                 Nine months ended
                                           September 30,                      September 30,

                                           1998      1997      % change       1998      1997      % change
                                          ------    ------                   ------    ------
Other income:
 Service charges, commissions and fees    $ 188      $ 166        13.25      $ 536     $ 441        21.54

 Other income.                               74         27       174.07        155        97        59.79
                                          -----      -----                   -----     -----
       Total other income                 $ 262      $ 193        35.75      $ 691     $ 538        28.44
=======================================   =====      =====                   =====     =====

For the three months ended September 30, 1998, total other (non-interest) income, increased $69,000 or 35.8 percent as compared to the three months ended September 30, 1997. The increase in other income is primarily due higher ATM surcharges, letter of credit income and gains on mortgage loan sales.

For the nine month period ended September 30, 1998, total other (non-interest) income, reflects an increase of $153,000 or 28.4 percent compared with the comparable nine month period ended September 30, 1997. This overall increase was primarily a result of increased service charges, commissions, and fees coupled with the implementation of ATM surcharging which amounted to $155,000 for the nine month period ended September 30, 1998, as compared to $32,000 in 1997. Service charge fees on deposits decreased primarily as a result of a decrease in business activity.

Other Non-Interest Expense
The following table presents the principal categories of non-interest expense for the three and nine month periods ended September 30, 1998 and 1997.

------------------------------------------------------------------------------------------------------------
(dollars in thousands)               Three months ended                   Nine months ended
                                        September 30,                       September 30,

Other expense:                          1998        1997    % change     998          1997     % change
                                      --------    --------             ---------    --------
  Salaries and employee benefits       $1,534      $1,545     (0.71)     $4,300      $4,227        1.73
  Occupancy expense, net                  285         243     17.20         805         763        5.50
  Premises & equipment expense            317         343     (7.58)         871        992      (12.20)
  Stationery and printing expense         130          73     78.08         317         269       17.84
  Marketing & Advertising                 161          74    117.57         363         282       28.72
  Other expenses                          674         594     13.47       1,865       1,526       22.21
                                      --------    --------            ----------    --------
        Total other expense            $3,101      $2,872      7.97   $   8,521      $8,059        5.73
==============================================    ========            ==========    =======

                                                                              13

For the three month period ended September 30, 1998 total other (non-interest) expenses increased $229,000 or approximately 8.0 percent over the comparable three month period ended September 30, 1997. Occupancy expenses coupled with increases in stationery and printing, marketing and advertising and other expenses comprised the primary components of the total increase for the three month period ended September 30, 1998. Prudent management of other expenses has been a key objective of management in an effort to improve earnings efficiency. The Corporation's efficiency ratio (other expenses less non recurring expenses as a percentage of net interest income on a tax-equivalent basis plus non-interest income) for the nine months ended September 30, 1998 was 63.0 percent as compared with 61.9 percent at September 30, 1997. For the three months ended September 30, 1998 this ratio was 66.0 percent as compared with
65.3 percent for the comparable period ended September 30, 1997.

For the nine month period ended September 30, 1998, total other (non-interest) expenses increased $462,000 or 5.7 percent over the comparable period ended September 30, 1997. This was due to continued expansion of the Bank's branch network coupled with the expense of on-going technological and automation programs. Salaries and employee benefits costs coupled with occupancy, stationery and printing, marketing, and advertising, and other expenses (FDIC insurance, computer related and correspondent bank charges, examination and miscellaneous expense) comprised the primary components of the total increase for the period.

The increase in occupancy expenses reflect the associated costs of the Corporation's expanded facilities. For the three and nine months ended September 30, 1998, occupancy expenses increased $42,000 over the comparable periods in 1997 primarily related to our new Morristown banking center opened in August 1998, and rental increases on other leased locations.

Marketing and advertising expenditure increased for both the three month and nine month periods ended September 30, 1998 by $87,000 and $81,000 respectively compared to the comparable period in 1997. The increase in this expense category is primarily attributable to the grand opening expenses associated with our Morristown banking center and the seventy fifth anniversary celebration of the Corporation's banking subsidiary.

Provision for Income Taxes
The effective tax rate for the three month period ended September 30, 1998 was
34.0 percent as compared to 34.9 percent for the three months ended September 30, 1997. For the nine month period ended September 30, 1998, the effective tax rate was 33.9 percent compared to 32.2 percent for the nine month period ended September 30, 1997. The Corporation's provision for income taxes increased for both the three and nine months from 1997 to 1998 primarily as a result of a reduction of tax-exempt income.

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

At September 30, 1998, the Corporation reflected a negative interest sensitivity gap (or an interest sensitivity ratio) of .44:1.0 at the cumulative one year position. During much of 1998 the Corporation had a negative interest sensitivity gap. The maintenance of a liability-sensitive position during 1998 had a favorable impact on the Corporation's net interest margins; however, based on management's perception that interest rates will continue to be volatile, emphasis has been placed on interest-sensitivity matching with the objective of achieving a wider net interest spread during the remainder of 1998.

Liquidity
The liquidity position of the Corporation is dependent on successful management of its assets and liabilities so as to meet the needs of both deposit and credit customers. Liquidity needs arise principally to accommodate possible deposit outflows and to meet customers' requests for loans. Such needs can be satisfied by scheduled principal loan repayments, maturing investments, short-term liquid assets and deposit in-flows. The objective of liquidity management is to enable the Corporation to maintain sufficient liquidity to meet its obligations in a timely and cost-effective manner. Management monitors current and projected cashflows, and adjusts positions as necessary to maintain adequate levels of liquidity. By using a variety of potential funding sources and staggering maturities, the risk of potential funding pressure is significantly reduced. Management also maintains a detailed liquidity contingency plan designed to adequately respond to situations which could lead to liquidity concerns. Anticipated cash-flows at September 30, 1998, projected to September of 1999, indicates that the Bank's liquidity should remain strong, with an approximate projection of $107.3 million in anticipated cashflows over the next twelve months. This projection represents a forward-looking statement under the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from this projection depending upon a number of factors, including the liquidity needs of the Bank's customers, the availability of sources of liquidity and general economic conditions.

The Corporation derives a significant proportion of its liquidity from its core deposit base. For the nine month period ended September 30, 1998, average core deposits (comprised of total demand, savings accounts and money market accounts under $100,000) represented 55.1 percent of total deposits as compared with 50.3 percent at September 30, 1997. More volatile rate sensitive deposits, concentrated in time certificates of deposit greater than $100,000 for the nine month period ended September 30, 1998, decreased to 39.2 percent on average of total deposits from 39.5 percent during the nine months ended September 30, 1997. This change has resulted from a $16.5 million decrease in time deposits on average for the nine months ended September 30, 1998 compared to the prior year period.

The decrease in average funding sources during the nine months ended September 30, 1998 resulted primarily from a decrease in business and public fund deposits. The decline was primarily concentrated in certificates of deposit of $100,000. This was offset by an increase of $12.2 million (on average) in Federal funds purchased and securities sold under agreement to repurchase. Non-interest bearing funding sources as a percentage of the total funding mix increased to 16.5 percent (on average) as compared to 15.9 percent for the nine month period ended September 30, 1997.

Short-term borrowings can be used to satisfy daily funding needs. Balances in these accounts fluctuate significantly on a day-to-day basis. The Corporation's principal short-term funding sources are securities sold under agreement to repurchase, advances from the Federal Home Loan Bank and Federal funds purchased. Average short-term borrowings during the first nine months of 1998 were $23.9 million, an increase of $12.2 million or 104.3 percent from $11.7 million in average short-term borrowings during the comparable nine months ended September 30, 1997. This change was due to a strategic shift from jumbo certificates of deposit to more cost effective funding from the Federal Home Loan Bank.

Cash Flow
The consolidated statements of cash flows present the changes in cash and cash equivalents from operating, investing and financing activities. During the nine months ended September 30, 1998, cash and cash equivalents (which decreased overall by $13.6 million) were provided (on a net basis) by the $5.2 million in cash flow from operating activities. A total of $7.0 million was used in net investing activities, principally a $10.6 million increase in loans. A total of $11.8 million was used in financing activities primarily due to a decrease in jumbo certificates of deposit.

Shareholder's Equity
Total shareholders' equity averaged $35.0 million or 7.37 percent of average assets for the nine month period ended September 30, 1998, as compared to $31.4 million, or 6.54 percent, during the same period in 1997. The Corporation's dividend reinvestment and optional stock purchase plan contributed $459,000 in new capital for the nine months ended September 30, 1998 as compared with $209,000 for the comparable period in 1997. Tangible book value per common share, after the 5% stock dividend paid May 31, 1997 and the 3-for-2 stock split paid May 1998, was $9.37 at September 30, 1998 as compared to $8.48 at December 31, 1997. Tangible book value per common share was $8.19 at September 30, 1997, as adjusted for the above noted stock split and 5% stock dividend.

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

Risk-Based Capital/Leverage
Banking regulations require banks to maintain minimum levels of regulatory capital. Under the regulations in effect at September 30, 1998, the Bank was required to maintain (i) a minimum leverage ratio of Tier 1 capital to total adjusted assets of 4.00%, and (ii) minimum ratios of Tier 1 and total capital to risk-weighted assets of 4.00% and 8.00%, respectively.

At September 30, 1998, total Tier l capital (defined as tangible stockholders' equity for common stock and certain perpetual preferred stock) amounted to $31.7 million or 6.80 percent of total assets. Tier I capital excludes the effect of SFAS No. 115, which amounted to $1,761,000 of net unrealized gain, after tax, on securities available-for-sale (included as a component of stockholders' equity) and goodwill of approximately $3.1 million as of September 30, 1998.

At September 30, 1998, the Corporation's estimated Tier I risk-based and total risk-based capital ratios were 15.3 percent and 15.9 percent, respectively. These ratios are well above the minimum guidelines of capital to risk-adjusted assets in effect as of September 30, 1998.

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

As of September 30, 1998, management believes that the Bank meets all capital adequacy requirements to which it is subject.

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

The year 2000 century date change poses a significant challenge and risk for financial institutions, as well as all businesses, because many computer programs and applications will cease to function normally as a result of the way that date fields have been programmed historically. This date problem exists because the two-digit representation of the year will be interpreted in many applications to mean the year 1900, not 2000, unless the date or program logic is changed. The result could be a number of errors, including incorrect mathematical calculations and lost system files.

The Corporation has implemented a strategic plan designed to ensure that all information technology, including software and hardware, used in connection with the Corporation's business will handle date related data in a manner which will provide accurate results. The project objectives include assessment of the full effect of the Year 2000 issue, system development for testing and implementing solutions, determining how the Corporation will coordinate processing capabilities with its customer, vendor, and payment partners, and determining internal control requirements.

As of September 1998, management has completed several phases of the plan, including identification, modification , and preliminary testing. Management's goal is to be compliant with regulatory guidelines by December 1998, although no assurances can be given that the Corporation will be able to satisfy this objective. At present, total costs to the Corporation of achieving Year 2000 compliance are estimated at $300,000. However, management believes that such costs may rise if and when additional issues arise that may require additional expenditures to make the Corporation Year 2000 compliant. In addition management has begun an evaluation process necessary to formulate a comprehensive contingency plan. As part of the contingency planning, the Corporation will implement a due diligence process that identifies significant customers, and third parties posing material Year 2000 risks, evaluates their Year 2000 preparedness, assesses their Year 2000 risk and implements appropriate risk controls. It is expected that the contingency planing process will be completed during the fourth quarter of 1998. The immediately preceding sentence constitutes a forward-looking statement under the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from the Corporation's forward-looking statement as a result of a variety of factors, including potential unavailability of technological resources, increased expenses associated with obtaining such resources and unanticipated technological difficulties.

The Corporation believes that its Year 2000 project will allow it to be Year 2000 compliant in a timely manner. There can be no assurances, however, that the Corporation's information technology systems or those of a third party on which the Corporation relies will be Year 2000 compliant by year 2000 or that the Corporation's contingency plans will mitigate the effects of any noncompliance. An interruption of the Corporation's ability to conduct its business due to a Year 2000 readiness problem could have a material adverse effect on the Corporation's business operations or financial condition.

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


Item 4   Submission of Matters to Vote of Security Holders

None



Item 6   Exhibits and Reports on Form 8-K


     A) Exhibits: Exhibit (27-1) - Center Bancorp Inc. Financial Data Schedule - September 30, 1998
     B) Reports on Form 8-K
        There were no reports on Form 8-K filed during the three months ended September 30, 1998.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf, by the undersigned, thereunto duly authorized.



                                    CENTER BANCORP, INC.

DATE: November 13, 1998             /s/ Anthony C. Weagley
                                    --------------------------------------------
                                    Anthony C. Weagley, Treasurer
                                    (Chief Financial Officer)