Form 10-K
period 1998-12-31
CENTER BANCORP INC
filed 1999-03-29
CIK 712771

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549
                                    Form 10-K

(Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1998.

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. for the transition period from ____ to ____.

                         Commission File Number 2-81353

                               CENTER BANCORP INC.
--------------------------------------------------------------------------------
             (exact name of registrant as specified in its charter)
         New Jersey                                            52-1273725
--------------------------------------------------------------------------------
(State or other jurisdiction of                               IRS Employer
incorporation or organization)                             identification No.)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ or No_

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation 5-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to the Form 10-K. _X_

Aggregate Market value of voting stock held by non-affiliates based on the average of Bid and Asked prices on February 26, 1999 was approximately $57.3 million

Shares outstanding on February 26, 1999
---------------------------------------
Common stock no par value - 3,582,841 shares

                                                    Parts of Form 10-K in which
Documents Incorporated by reference                 document is incorporated
-----------------------------------                 ------------------------

Definitive  proxy  statement  dated March 12, 1999,
in connection  with the 1999 Annual Stockholders
Meeting filed with the Commission pursuant to
Regulation 14A............................................   Part III

Annual Report to Stockholders for the fiscal
year ended December 31, 1998..............................   Part I and Part II

                               INDEX TO FORM 10-K
PART I

     ITEM 1  BUSINESS                                                        1

     ITEM 2  PROPERTIES                                                   9-10

     ITEM 3  LEGAL PROCEEDINGS                                              10

     ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS            10

     ITEM 4A EXECUTIVE OFFICERS OF THE REGISTRANT                           10

PART II

     ITEM 5  MARKET FOR THE REGISTRANTS COMMON EQUITY AND
             RELATED  STOCKHOLDER MATTERS                                   11

     ITEM 6  SELECTED FINANCIAL DATA                                        11

     ITEM 7  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS                            11

     ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
             MARKET RISK                                                    11

     ITEM 8  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                    11

     ITEM 9  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
             ACCOUNTING AND FINANCIAL DISCLOSURE                            11

PART III

     ITEM 10 DIRECTORS OF THE REGISTRANT                                    12

     ITEM 11 EXECUTIVE COMPENSATION                                         12

     ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
             AND MANAGEMENT                                                 12

     ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                 12

PART IV

     ITEM 14 EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
             REPORTS ON FORM 8-K                                         13-14

SIGNATURES                                                                  15

                               Center Bancorp Inc.

Form 10 K

                                     Part I

Item I-Business
--------------------------------------------------------------------------------

A)Historical Development Of Business

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

The Bank was organized in 1923 under the law of the United States of America. The Bank operates five offices in Union Township, Union County, New Jersey, one office in Springfield Township, Union County, New Jersey, one office in Berkeley Heights, Union County, New Jersey, one office in Madison, and one office in Morristown, Morris County, New Jersey and currently employs 153 full time equivalent persons. A tenth office, located in Summit, Union County, New Jersey is scheduled to open in June 1999. The Bank is a full service commercial bank offering a complete range of individual and commercial services.

On June 28, 1996, the Corporation acquired Lehigh Savings Bank SLA ("Lehigh"), a New Jersey chartered savings & loan association, in a transaction accounted for under the purchase method of accounting. At June 28, 1996, Lehigh Savings Bank SLA had assets of $70.9 million (primarily cash and cash equivalents of $53.0 million and loans of $15.0 million), deposits of $68.2 million and stockholders' equity of $2.7 million. The Corporation paid a total of $5.5 million in cash for Lehigh resulting in goodwill of $3.8 million. The goodwill is being amortized on a straight-line basis over 15 years. The consolidated financial statements of the Corporation include the assets, liabilities, and results of operations of Lehigh since the acquisition date.

B)Narrative Description Of Business

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

29 March 99                Center Bancorp Inc. Form 10-K                Page 1

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

29 March 99                Center Bancorp Inc. Form 10-K                Page 2

BIF Premiums and Recapitalization of SAIF

The Corporation is a member of the Bank Insurance Fund ("BIF") of the FDIC. The FDIC also maintains another insurance fund, the Savings Association Insurance Fund ("SAIF"), which primarily covers savings and loan association deposits but also covers deposits that are acquired by a BIF-insured institution from a savings and loan association ("Oakar deposits"), the Corporation had approximately $64.5 million of deposits at December 31, 1998, with respect to which it pays SAIF insurance premiums.

The Economic Growth and Regulatory Reduction Act of 1996 (the "1996 Act") signed into law on September 30, 1996, included the Deposit Insurance Funds Act of 1996 (the "Funds Act") under which the FDIC was required to impose a special assessments on SAIF-assessable deposits to recapitalize the SAIF. Under the Funds Act, the FDIC also will charge assessments for SAIF and BIF deposits in a 5 to 1 ratio to pay Financing Corp. ("FICO") bonds until January 1, 2000, at which time the assessment will be equal. A FICO rate of approximately 1.29 basis points will be charged on BIF deposits, and approximately 6.44 basis points will be charged on SAIF deposits. Oaker deposits will be treated as SAIF deposits for purposes of the FICO bond assessment. After the 1996 Act, SAIF deposit assessments were lowered to the BIF assessment level, except for the FICO bond assessment. The 1996 Act instituted a number of other regulatory relief provisions.

Proposed Legislation

From time to time proposals are made in the U.S. Congress and before various bank regulatory authorities which would alter the policies of and place restrictions on different types of banking operations. It is impossible to predict the impact, if any, of potential legislative trends on the business of the Corporation and the Bank.


C)Dividend Restrictions

Most of the revenue of the Corporation available for payment of dividends on its capital stock will result from amounts paid to the Parent Corporation by the Bank. There are a number of statutory and regulatory restrictions applicable to the payment of dividends by national banks and bank holding companies. First, the Bank must obtain the approval of the Comptroller of the Currency (the "Comptroller") if the total dividends declared by the Bank in any year will exceed the total of the Bank's net profits (as defined and interpreted by regulation) for that year and retained profits (as defined) for the preceding two years, less any required transfers to surplus. Second, the Bank cannot pay dividends except to the extent that net profits then on hand exceed statutory bad debts. Third, the authority of federal regulators to monitor the levels of capital maintained by the Corporation and the Bank (see Item 7 of this Annual Report on Form 10-K and the discussion of FDICIA above), as well as the authority of such regulators to prohibit unsafe or unsound practices, could limit the amount of dividends which the Parent Corporation and the Bank may pay. Regulatory pressures to reclassify and charge off loans to establish additional loan loss reserves also can have the effect of reducing current operating earnings and thus impacting an institution's ability to pay dividends. Regulatory authorities have indicated that bank holding companies which are experiencing high levels of non-performing loans and loan charge-offs should review their dividend policies. Reference is also made to Note 13 of the Notes to the Corporation's Consolidated Financial Statements included in the 1998 Annual Report incorporated herein by reference.


D)Statistical Information
(Reference is also made to Exhibit 13.1 of this Annual Report on Form 10-K)

Information regarding interest sensitivity is incorporated by reference to pages 27 through 29 of the 1998 Annual Report to Shareholders (the 1998 Annual Report).

Information regarding related party transactions is incorporated by reference to
Note 5 of the Notes to the Corporation's Consolidated Financial Statements included in the 1998 Annual Report incorporated herein by reference.

The market risk results and gap results noted on pages 27 through 29 of the 1998 Annual Report take into consideration repricing and maturities of assets and liabilities, but fail to consider the interest sensitivities of those asset and liability accounts. Management has prepared for its use an income simulation model to forecast

29 March 99                Center Bancorp Inc. Form 10-K                Page 3
future net interest income, in light of the current gap position. Management has also prepared for its use alternative scenarios to measure levels of net interest income associated with various changes in interest rates. Results have indicated that an interest rate increase of 100 basis points and a decline of 100 basis resulted in an impact on future net interest income which is consistent with target levels contained in the Corporation's Asset/Liability Policy. Management cannot provide any assurances about the actual effect of changes in interest rates on the Corporation's net income.

I. Investment Portfolio

    a) For information regarding the carrying value of the investment portfolio, see pages 41 and 42 of the 1998 Annual Report which is incorporated herein by reference.

    b) The following table illustrates the maturity distribution and weighted average yield on a tax-equivalent basis for investment securities at December 31, 1998, on a contractual maturity basis.

                                            Obligations                  Other Securities,
                                                of US      Obligations    Federal Reserve
                                             Treasury &     of States       and Federal
                                             Government    & Political       Home Loan
(Dollars in Thousands)                        Agencies     Subdivisions      Bank Stock        Total
---------------------------------------------------------------------------------------------------------
Due in 1 year or less
     Amortized Cost                       $    78,334    $    5,793      $     3,004      $    87,131
     Market Value                              79,037         5,843            3,028           87,908
     Weighted Average Yield                     6.519%        5.678%           6.666%           6.469%
Due after one year through five years
     Amortized Cost                       $   100,207    $   22,308      $    19,428      $   141,943
     Market Value                             100,961        22,997           19,883          143,841
     Weighted Average Yield                     6.644%        5.812%           6.614%           6.696%
Due after five years through ten years
     Amortized Cost                       $    12,607    $   18,005      $     1,495      $    32,107
     Market Value                              13,243        18,449            1,540           33,232
     Weighted Average Yield                     6.752%        5.617%           6.300%           6.213%
Due after ten years
     Amortized Cost                       $    20,926    $        0      $         0      $    20,926
     Market Value                              21,149             0                0           21,149
     Weighted Average Yield                    6.735%         0.000%           0.000%           6.735%
No Maturity
     Amortized Cost                       $         0    $        0      $     4,006      $     4,006
     Market Value                                   0             0            4,006            4,006
     Weighted Average Yield                     0.000%        0.000%           7.122%           7.122%
---------------------------------------------------------------------------------------------------------
Total
     Amortized Cost                       $   212,074    $   46,106      $    27,933      $   286,113
     Market Value                             214,390        47,289           28,457          290,136
     Weighted Average Yield                     6.616%        5.822%           6.679%           6.494%
---------------------------------------------------------------------------------------------------------

   c) Securities of a single issuer exceeding 10 percent of stockholders' equity amounted to -0- for 1998. For other information regarding the Corporation's investment securities portfolio, see Pages 20, 41 and 42 of the 1998 Annual Report.

II.  Loan Portfolio

   The following table presents information regarding the components of the Corporation's loan portfolio on the dates indicated.

                                                 Years Ended December 31,
                                                 ------------------------

   (Dollars in thousands)           1998            1997           1996            1995           1994
   ---------------------------------------------------------------------------------------------------------

    Commercial                    $  52,182    $     39,397     $   25,950     $   21,302    $    18,674
    Real estate-mortgage             91,189          88,067         85,994         69,954         64,666
    Installment Loan                  7,060           5,565          6,584          7,012          6,250
   ---------------------------------------------------------------------------------------------------------
     Total                          150,431         133,029        118,528         98,268         89,590
    Less:
    Unearned discount                   332             605            698            698            785
    Allowance for loan losses         1,326           1,269          1,293          1,073          1,073
   ---------------------------------------------------------------------------------------------------------
    Net total                     $ 148,773    $    131,155     $  116,537     $   96,497    $    87,732
   =========================================================================================================

29 March 99                Center Bancorp Inc. Form 10-K                Page 4

Since 1994, demand for the Bank's commercial loan, commercial real estate and real estate mortgage products improved gradually. Business development and marketing programs coupled with positive market trends supported the growth in 1995, 1996, 1997 and 1998. The Lehigh acquisition also accounted for a portion of 1996 loan growth approximating $15.2 million.

The maturities of commercial loans at December 31, 1998 are listed below.

                                                           At December 31, 1998, Maturing
                                 ----------------------------------------------------------------------------------
                                                       After One Year
                                   In One Year             Through                 After
(Dollars in thousands)               Or Less             Five Years             Five Years               Total
--------------------------------------------------    ------------------    ------------------     ----------------
Construction  loans                    $ 654               $ 113                  $   0                $ 767
Commercial real estate loans           1,122               1,789                 17,660               20,571
Commercial loans                      16,098               5,652                  9,094               30,844
                                     -------              ------                -------              -------
           Total                     $17,874              $7,554                $26,754              $52,182
                                     =======              ======                =======              =======
Loans with:
  Fixed rates                          $ 421              $6,419                $26,754              $33,594
  Variable rates                      17,453               1,135                      0               18,588
                                     -------              ------                -------              -------
           Total                     $17,874              $7,554                $26,754              $52,182
                                     =======              ======                =======              =======

Lending is one of Center Bancorp's primary business activities. The Corporation's loan portfolio consists of both retail and commercial loans, serving the diverse customer base in its market area. In 1998, average total loans comprised 31.21 percent of average interest-earning assets. The Corporation has experienced a compound growth rate in average loans since 1994 of 10.9 percent. Average loans amounted to $139.0 million in 1998 compared with $125.5 million in 1997, $107.9 million in 1996. The composition of Center Bancorp's loan portfolio continues to change due to the local economy. Factors such as the economic climate, interest rates, real estate values and employment all contribute to these changes. Loan growth has been generated through marketing and business development efforts.

Average commercial loans increased approximately $5.6 million or 26.7 percent in 1998 as compared with 1997. The Corporation seeks to create growth in commercial lending by offering new products, lowering pricing and capitalizing on the positive trends in its market area. Specialized products are offered to meet the financial requirements of the Corporation's clients. It is the objective of the Corporation's credit policies to diversify the commercial loan portfolio to limit concentrations in any single industry.

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

Average mortgage loans, which amounted to $86.4 million in 1998 increased $5.8 million or 7.2 percent as compared with average mortgage loans of $80.5 million in 1997 (which reflected a 12.4 percent increase over 1996). The Corporation's long-term mortgage portfolio includes both residential and commercial financing. Growth during the past two years largely reflected brisk activity in mortgage financing. Although a portion of the Corporation's commercial mortgages adjust to changes in the prime rate, as well as indices tied to the 5 year Treasury Notes, most of these loans and residential mortgage loans have fixed interest rates.

Residential loans increased steadily in 1994 and 1995. In 1996 the increase is attributable to the Lehigh acquisition. During 1997 growth increased as rates stabilized with similar trends experienced during 1998. During 1997 and 1998 growth was affected by refinancing activity.

Average construction loans and other temporary mortgage financing increased from 1997 to 1998 by $209,000 to $767,000. Such loans declined by $ 2.3 million from 1996 to 1997. The change in construction and other temporary mortgage lending has been generated by the market activity of our customers engaging in residential and commercial development throughout New Jersey. Interest rates on such mortgages are generally tied to key

29 March 99                Center Bancorp Inc. Form 10-K                Page 5
short-term market interest rates. Funds are typically advanced to the builder or developer during various stages of construction and upon completion of the project it is contemplated that the loans will be repaid by cash flows derived from the ongoing project.

Loans to individuals include personal loans, student loans, and home improvement loans, as well as financing for automobiles and other vehicles. Such loans averaged $7.1 million in 1998, as compared with $5.6 million in 1997 and $6.6 million in 1996. The growth in loans to individuals, during 1998, was buoyed by increases in personal loans, offset in part by sales of student loans and declines in automobile loans.

Home equity loans, which the Corporation has been actively promoting since 1994, as well as traditional secondary mortgage loans, have become popular with consumers due to their tax advantages over other forms of consumer borrowing vehicles. Home equity loans and secondary mortgages averaged $21.5 million in 1998, an increase of $3.1 million or 17.1 percent as compared with average home equity loans of $18.2 million in 1997. Interest rates on floating rate home equity loans are generally tied to the prime rate while most other loans to individuals, including fixed rate home equity loans, are medium-term (ranging between one-to-five years) and carry fixed interest rates.

At December 31, 1998, the Corporation had total lending commitments outstanding of $43.8 million, of which approximately 43.1 percent and 26.8 percent were for commercial loans and commercial real estate and construction loans, respectively.

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

Prior to extending credit, the Corporation's credit policy generally requires a review of the borrower's credit history, collateral and purpose of each loan. Requests for most commercial and financial loans are to be accompanied by financial statements and other relevant financial data for evaluation. After the granting of a loan or lending commitment, this financial data is typically updated and evaluated by the credit staff on a periodic basis for the purpose of identifying potential problems. Construction financing requires a periodic submission by the borrowers of sales/leasing status reports regarding their projects, as well as, in some cases, inspections of the project sites by independent engineering firms. Advances are normally made only upon the satisfactory completion of periodic phases of construction.

Certain lending authorities are granted to loan officers based upon each officer's position and experience. However, large dollar loans and lending lines are reported to and are subject to the approval of the Bank's loan committee and/or board of directors. Loan committees are chaired by either the president or a senior officer of the Bank.

Real estate lending policies include changes implemented by FDICIA, more specifically the requirement to monitor and report the aggregate of any loans with loan-to-value ratios in excess of the supervisory limits set forth in the Interagency Guidelines for Real Estate Lending Policies. The Corporation has established its own internal loan-to-value limits for real estate loans. In general, except as described below, these internal limits are not permitted to exceed the following supervisory limits.

         Loan Category                                 Loan-to-Value Limit

Raw Land                                                      65%
Land Development                                              75%
Construction:
  Commercial, Multifamily *,
  and other Nonresidential                                    80%
Improved Property                                             85%

Owner-occupied 1 to 4 family and home equity                  **

29 March 99                Center Bancorp Inc. Form 10-K                Page 6

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

Non-performing and Past Due Loans Non-performing loans include non accrual loans and troubled debt restructurings. Non-accrual loans represent loans on which interest accruals have been suspended. It is the Corporation's general policy to consider the charge-off of loans when they become contractually past due ninety days or more as to interest or principal payments or when other internal or external factors indicate that collection of principal or interest is doubtful. Troubled debt restructurings represent loans on which a concession was granted to a borrower, such as a reduction in interest rate which is lower than the current market rate for new debt with similar risks. At December 31, 1998, other real estate owned (OREO) consisted of a closed branch facility with a carrying value of approximately $73,000.

29 March 99                Center Bancorp Inc. Form 10-K                Page 7

  Loans accounted for on a non-accrual basis at December 31, 1998, 1997, 1996, 1995, and 1994 are as follows.


    (Dollars in thousands)       1998       1997      1996       1995       1994
   -----------------------------------------------------------------------------

   Mortgage Real Estate       $   38    $    27   $   298    $     0    $     0
   Commercial                      0          0         0          0          0
   Installment                     3          0         0          0          0
   -----------------------------------------------------------------------------
   Total non-accrual loans    $   41    $    27   $   298    $     0    $     0
   =============================================================================


  Accruing loans which are contractually past due 90 days or more as to principal or interest payments are as follows:

                                   December 31,
                                   ------------
    (Dollars in thousands)       1998       1997       1996      1995      1994
   -----------------------------------------------------------------------------
   Commercial                  $   0      $    0     $   11    $    0     $   0
   Installment                    24          73        110        48         0
   -----------------------------------------------------------------------------
   Total                       $  24      $   73     $  121    $   48     $   0
   =============================================================================

There were no loans which are "troubled debt restructurings" as of the last day of each of the last five years.

In general, it is the policy of management to consider the charge-off of loans at the point that they become past due in excess of 90 days, with the exception of loans that are secured by cash or marketable securities or mortgage loans which are in the process of foreclosure.

There were no other known "potential problem loans" (as defined by SEC regulations) as of December 31, 1998 that have not been identified and classified. Such loans, consisting of other assets especially mentioned and substandard loans, amounted to $119,440 and $75,670, respectively, at December 31, 1998. At December 31, 1997 these loans amounted to $239,304 and $0 respectively.

The Corporation has no foreign loans.

As of December 31, 1998, $10.3 million of the commercial loan portfolio, or 32.2 percent of $31.9 million, represented outstanding working capital loans to various real estate developers. All but $3.5 million of these loans are secured by mortgages on land and on buildings under construction.

29 March 99                Center Bancorp Inc. Form 10-K                Page 8

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

                                 Commercial         Real Estate Mortgage       Installment        Unallocated
                                 ----------         --------------------       -----------        -----------

                            Amount      Loans to     Amount     Loans to    Amount     Loans to      Amount
                                      Total Loans             Total Loans             Total Loans
(Dollars in thousands)                     %                       %                       %
---------------------------------------------------------------------------------------------------------------
        1998                 $ 553        34.7        $ 330       60.6       $ 66         4.7        $ 377
        1997                 $ 498        29.6        $ 262       66.2       $ 56         4.2        $ 453
        1996                 $ 415        21.9        $ 220       66.1       $ 62        12.0        $ 596
        1995                 $ 467        21.7        $ 187       71.2       $ 22         7.1        $ 397
        1994                 $ 399        20.2        $ 185       72.8       $ 55         7.0        $ 434

Information regarding charge-offs and recoveries is incorporated by reference to page 22 of the 1998 Annual Report.

IV. Deposits

Information regarding average amounts/rates of deposits is incorporated by reference to pages 29 and 33 of the 1998 Annual Report. Information regarding the amount of time certificates of deposit of $100,000 or more is presented on pages 29, 30 and 34 of the 1998 Annual Report.

V. Return on Equity and Assets

Information regarding the return on average assets, return on average equity and dividend payout ratio is incorporated by reference to pages 1 and 15 of the 1998 Annual Report. Return on average assets was 0.88 percent, 0.94 percent and 1.00 percent for the years ended December 31, 1998, 1997 and 1996, respectively. The dividend payout ratio was 48.0 percent, 41.0 percent and 43.0 percent for the years ended December 31, 1998, 1997 and 1996, respectively. Return on tangible average shareholders equity was 12.9 percent in 1998, compared with 15.9 percent for 1997 and 15.2 percent in 1996.

VI. Short-term Borrowings

Information regarding the amount outstanding of short-term borrowings is incorporated by reference to page 30 of the 1998 Annual Report.

ITEM 2-Properties
--------------------------------------------------------------------------------

The Bank's operations are located at five sites in Union Township, one in Springfield Township, one in Berkeley Heights, and one in Vauxhall, Union County, New Jersey. The Bank also has one site in Madison, and one site in Morristown, Morris County, New Jersey. The Bank is scheduled to open a full service branch in Summit, Union County, New Jersey in June 1999 The principal office is located at 2455 Morris Avenue, Union, Union County, New Jersey. The principal office is a two story building constructed in 1993.

All but six of the locations are owned by the Bank. The lease of the Five Points Branch located at 356 Chestnut Street, Union, New Jersey expires November 30, 2002 and is subject to renewal at the Bank's option. The lease of the Career Center Branch located in Union High School expires December 31, 2002 and is also subject to renewal at the Bank's option and the lease of the Madison office located at 300 Main Street, Madison, New Jersey expires June 6, 2005 and is subject to renewal at the Bank's option. The lease of the Millburn Mall Branch located at 2933 Vauxhall Road, Vauxhall, New Jersey expires February 01, 2003 and is subject to renewal at the Bank's option and the lease of the Morristown office located at 86 South Street, Suite 2A, Morristown, New Jersey expires February 28, 2003 and is subject to renewal at the Bank's option. The lease of

29 March 99                Center Bancorp Inc. Form 10-K                Page 9
the Summit branch located 392 Springfield Avenue, Summit, New Jersey expires March 31, 2009 and is subject to renewal at the Bank's option. (See page 56 of the 1998 Annual Report for a complete listing of all branches and locations. The Drive In/Walk Up located at 2022 Stowe Street, Union, New Jersey is adjacent to a part of the Main Office facility.) The Bank has two off-site ATM's, one at Union Hospital, 100 Galloping Hill Road, Union, New Jersey and one at Union County College, 1033 Springfield Avenue, Cranford, New Jersey.

ITEM 3-Legal Proceedings
--------------------------------------------------------------------------------

There are no significant pending legal proceedings involving the Parent Corporation or Bank other than those arising out of routine operations. Management does not anticipate that the ultimate liability, if any, arising out of such litigation will have a material effect on the financial condition or results of operations of the Parent Corporation and Bank on a consolidated basis.

ITEM 4-Submission of Matters to a Vote of Security Holders
--------------------------------------------------------------------------------

The Corporation had no matter submitted to a vote of security holders during the fourth quarter of 1998.

ITEM 4 A-Executive Officers
--------------------------------------------------------------------------------

The following table sets forth the name and age of each executive officer of the Parent Corporation, the period during which each such person has served as an officer of the Parent Corporation or the Bank and each such person's business experience (including all positions with the Parent Corporation and the Bank) for the past five years:

  Name and Age              Officer Since                   Business Experience
  ---------------------------------------------------------------------------------------------------------
  John J.  Davis            1982 the Parent Corporation     President & Chief Executive Officer
  Age - 56                  1977 the Bank                   of the Parent Corporation and the Bank

  Anthony C.  Weagley       1996 the Parent Corporation     Vice President & Treasurer of the Parent
  Age - 37                  1995 the Bank                   Corporation
                            1985 the Bank                   Senior Vice President & Cashier (1996-Present),
                                                            Vice President & Cashier (1991 - 1996) and
                                                            Assistant Vice President prior years of the Bank

  Donald Bennetti           1996 the Parent Corporation     Vice President of the Parent Corporation
  Age - 55                  1990 the Bank                   Senior Vice President (1997-Present)
                                                            Vice President of the Bank (1993-1997)
                                                            Assistant Vice President (1992-1993)
                                                            Assistant Cashier (1990-1992)

  Robert J. Diesner         1998 the Parent Corporation     Vice President of the Parent Corporation
  Age - 51                  1996 the Bank                   Senior Vice President & Senior Loan Officer
                                                            (1998-Present)
                                                            Vice President (1997-1998)
                                                            Assistant Vice President (1996-1997)

  John F. McGowan           1998 the Parent Corporation     Vice President of the Parent Corporation
  Age - 52                  1996 the Bank                   Senior Vice President ( 1998-Present)
                                                            Vice President (1996-1998)

  Lori A. Wunder            1998 the Parent Corporation     Vice President of the Parent Corporation
  Age - 35                  1995 the Bank                   Senior Vice President  (1998-Present)
                                                            Vice President (1997-1998)
                                                            Assistant Vice President (1996-1997)
                                                            Assistant Cashier (1995-1996)


29 March 99                Center Bancorp Inc. Form 10-K                Page 10

                                     Part II

ITEM 5-Market Information For the Registrant's Stock and Related
Stockholder Matters
--------------------------------------------------------------------------------

The information required by Item 5 of Form 10-K appears on page 32 of the 1998 Annual Report and is incorporated herein by reference. As of December 31, 1998 there were 606 holders of record of the Parent Corporation's Common Stock.


ITEM 6-Selected Financial Data
--------------------------------------------------------------------------------

The information required by Item 6 of Form 10-K appears on pages 1 and 15 of the 1998 Annual Report and is incorporated herein by reference.

ITEM 7-Management's Discussion And Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------

The information required by Item 7 of Form 10-K appears on pages 16 - 33 of the 1998 Annual Report and is incorporated herein by reference.

ITEM 7A-Quantitative and Qualitative Disclosures About Market Risk
--------------------------------------------------------------------------------

The information required by Item 7A of Form 10-K appears on pages 27, 28, and 29 of the 1998 Annual Report and is incorporated herein by reference.

ITEM 8-Financial Statements and Supplementary Data
--------------------------------------------------------------------------------

The information required by Item 8 of Form 10-K appears on pages 34 through 54 of the 1998 Annual Report and is incorporated herein by reference.

ITEM 9-Changes In and Disagreements With Accountants on Accounting and
Financial Disclosures
--------------------------------------------------------------------------------

None

29 March 99                Center Bancorp Inc. Form 10-K                Page 11

                                    Part III


ITEM 10-Directors of the Registrant
--------------------------------------------------------------------------------

The Corporation responds to this item by incorporating herein by reference the material responsive to such item in the Corporation's definitive proxy statement for its 1999 Annual Meeting of Stockholders.


ITEM 11-Executive Compensation
--------------------------------------------------------------------------------

The Corporation responds to this item by incorporating herein by reference the material responsive to such item in the Corporation's definitive proxy statement for its 1999 Annual Meeting of Stockholders.


ITEM 12-Security Ownership of Certain Beneficial Owners and Management
--------------------------------------------------------------------------------

The Corporation responds to this item by incorporating herein by reference the material responsive to such item in the Corporation's definitive proxy statement for its 1999 Annual Meeting of Stockholders.


ITEM 13-Certain Relationships and Related Transactions
--------------------------------------------------------------------------------

The Corporation responds to this item by incorporating herein by reference the material responsive to such item in the Corporation's definitive proxy statement for its 1999 Annual Meeting of Stockholders.




29 March 99                Center Bancorp Inc. Form 10-K                Page 12

                                     Part IV


ITEM 14-Exhibits, Financial Statement Schedules, and
Reports on Form 8 -K
--------------------------------------------------------------------------------
A1.  Financial Statements

                                                                                 Page in Annual Report

   Consolidated Statements of Condition at December 31, 1998, and 1997                             34
   ---------------------------------------------------------------------------------------------------

   Consolidated Statements of Income for the years ended
   December 31, 1998, 1997 and 1996                                                                35
   ---------------------------------------------------------------------------------------------------

   Consolidated Statements of Changes in Stockholders' Equity for the years ended                  36
   December 31, 1998, 1997 and 1996
   ---------------------------------------------------------------------------------------------------

   Consolidated Statements of Cash Flows for the years ended
   December 31, 1998, 1997 and 1996                                                                37
   ---------------------------------------------------------------------------------------------------

   Notes to Consolidated Financial Statements                                                  38- 53
   ---------------------------------------------------------------------------------------------------

   Report of Independent Auditors                                                                  54
   ---------------------------------------------------------------------------------------------------

A2.  Financial Statement Schedules

All Schedules have been omitted as inapplicable, or not required, or because the required information is included in the Consolidated Financial Statements or the notes thereto.

A3. Exhibits

    3.1 Certificate of Incorporation of the Registrant

    3.2 Bylaws of the Registrant

    10.1 Employment agreement between the Registrant and Donald Bennetti, dated January 1, 1996, is incorporated by reference to exhibit 10.1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995.

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

29 March 99                Center Bancorp Inc. Form 10-K                Page 13

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

    10.10 Directors' Retirement Plan

    11.1 Statement regarding computation of per share earnings is omitted because the computation can be clearly determined from the material incorporated by reference in this Report.

    13.1 Registrant's Annual Report to Shareholders for the year ended December 31, 1998 (parts not incorporated by reference are furnished for information purposes only and are not to be deemed to be filed herewith.)

    21.1 Subsidiaries of the Registrant

    23.1 Consent of KPMG LLP

    27.1 Financial Data Schedule

B.  Reports on Form 8-K

There were no reports on Form 8-K filed by the Registrant during the fourth quarter of 1998.


29 March 99                Center Bancorp Inc. Form 10-K                Page 14

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

Dated  March 29, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, in the capacities described below and on the date indicated above:


/s/ CHARLES P. WOODWARD                   /s/ HUGO BARTH, III
------------------------------------      -------------------------------------
Charles P. Woodward,                      Hugo Barth, III
Director and Chairman of the Board        Director



/s/ ROBERT L. BISCHOFF                    /s/ ALEXANDER BOL
------------------------------------      -------------------------------------
Robert L. Bischoff                        Alexander Bol
Director                                  Director




/s/ BRENDA CURTIS                         /s/ DONALD G. KEIN
------------------------------------      -------------------------------------
Brenda Curtis                             Donald G. Kein
Director                                  Director



/s/ JOHN J. DAVIS                         /s/ HERBERT SCHILLER
------------------------------------      -------------------------------------
John J. Davis                             Herbert Schiller
President and Chief Executive Officer     Director
and Director


/s/ PAUL LOMAKIN, JR.                     /s/ STAN R. SOMMER
------------------------------------      -------------------------------------
Paul Lomakin, Jr.                         Stan R. Sommer
Director                                  Director


/s/ WILLIAM THOMPSON                      /s/ ANTHONY C. WEAGLEY
------------------------------------      -------------------------------------
William Thompson                          Anthony C. Weagley
Director                                  Vice President & Treasurer (Chief
                                          Accounting and Financial Officer)


29 March 99                Center Bancorp Inc. Form 10-K                Page 15

                                 EXHIBIT INDEX

    3.1 Certificate of Incorporation of the Registrant

    3.2 Bylaws of the Registrant

    10.1 Employment agreement between the Registrant and Donald Bennetti, dated January 1, 1996, is incorporated by reference to exhibit 10.1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995.

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

    10.10 Directors' Retirement Plan

    11.1 Statement regarding computation of per share earnings is omitted because the computation can be clearly determined from the material incorporated by reference in this Report.

    13.1 Registrant's Annual Report to Shareholders for the year ended December 31, 1998 (parts not incorporated by reference are furnished for information purposes only and are not to be deemed to be filed herewith.)

    21.1 Subsidiaries of the Registrant

    23.1 Consent of KPMG LLP

    27.1 Financial Data Schedule

29 March 99                Center Bancorp Inc. Form 10-K                Page 16