Form 10-K/A
period 1998-12-31
CENTER BANCORP INC
filed 1999-04-07
CIK 712771

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549
                                    Form 10-K/A1

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

7 April 99                  Center Bancorp Inc. Form 10-K/A1

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

   *13.1 Registrant's Annual Report to Shareholders for the year ended December
    31, 1998 (parts not incorporated by reference are furnished for information purposes only and are not to be deemed to be filed herewith.)

    21.1 Subsidiaries of the Registrant

    23.1 Consent of KPMG LLP

    27.1 Financial Data Schedule

-----------
* Exhibit 13.1 is filed with this amendment to Form 10-K. All other exhibits were previously filed with the initial 10-K filing or incorporated by reference.


B.  Reports on Form 8-K

There were no reports on Form 8-K filed by the Registrant during the fourth quarter of 1998.


7 April 99                  Center Bancorp Inc. Form 10-K/A1

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Center Bancorp Inc. has duly caused this amendment to its report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          CENTER BANCORP INC.

                                          /s/ JOHN J. DAVIS
                                          -------------------------------------
                                          John J. Davis
                                          President and Chief Executive Officer

Dated  April 7, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this amendment to Center Bancorp Inc.'s report has been signed below by the following persons on behalf of the Registrant, in the capacities described below and on the date indicated above:


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


7 April 99                  Center Bancorp Inc. Form 10-K/A1

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

   *13.1 Registrant's Annual Report to Shareholders for the year ended December
    31, 1998 (parts not incorporated by reference are furnished for information purposes only and are not to be deemed to be filed herewith.)

    21.1 Subsidiaries of the Registrant

    23.1 Consent of KPMG LLP

    27.1 Financial Data Schedule

-----------
* Exhibit 13.1 is filed with this amendment to Form 10-K. All other exhibits were previously filed with the initial 10-K filing or incorporated by reference.


7 April 99                  Center Bancorp Inc. Form 10-K/A1