Form 10QSB
period 1999-03-31
CENTER BANCORP INC
filed 1999-05-14
CIK 712771

                        SECURITIES & EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

         (Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 1999 OR

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____________TO______________

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

                  Yes |X|                             No| |

Shares outstanding on March 31, 1999
------------------------------------
Common stock no par value -   3,764,487 shares

                               CENTER BANCORP INC.

                               INDEX TO FORM 10-Q




PART I.  FINANCIAL INFORMATION                                              PAGE

         Item 1.  Financial Statements
                  Consolidated Statements of Condition
                  March 31, 1999 (unaudited) and December 31, 1998            3

                  Consolidated Statements of Income
                  Three Months Ended March 31, 1999 and 1998                  4
                  (unaudited)

                  Consolidated Statements of Cash Flows
                  Three Months Ended March 31, 1999 and 1998                  5
                  (unaudited)

                  Notes to the Consolidated Financial Statements            6-7

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations            8-20

         Item 3.  Qualitative and Quantitative Disclosures about
                  Market Risks                                               20


PART II.  OTHER INFORMATION

         Item 1.  Legal Proceedings                                          21

         Item 2.  Changes in Securities                                      21

         Item 4.  Submission of Matters to a Vote of Security Holders        21

         Item 6.  Exhibits                                                   22

                  Signature                                                  22

                  Exhibit Index                                              23


Center Bancorp Inc.
Consolidated Statements of Condition
                                                                                 March 31,          December 31,
(Dollars in thousands)                                                             1999                 1998
----------------------------------------------------------------------------------------------------------------
                                                                                (unaudited)
Assets:
  Cash and due from banks                                                          $17,134              $15,975
  Federal funds sold                                                                 1,200                    0
  Securities purchased under agreement to resell                                    16,000                    0
----------------------------------------------------------------------------------------------------------------
      Total cash and cash equivalents                                               34,334               15,975
----------------------------------------------------------------------------------------------------------------

  Investment securities held to maturity (approximate
     market value of $174,901 in 1999 and $174,184 in 1998)                        174,058              172,014
  Investment securities available-for- sale                                        114,791              115,952
----------------------------------------------------------------------------------------------------------------
      Total investment securities                                                  288,849              287,966
----------------------------------------------------------------------------------------------------------------

  Loans, net of unearned income                                                    156,930              150,099
    Less - Allowance for loan losses                                                 1,337                1,326
----------------------------------------------------------------------------------------------------------------
        Net loans                                                                  155,593              148,773
----------------------------------------------------------------------------------------------------------------
  Premises and equipment, net                                                        9,471                9,426
  Accrued interest receivable                                                        4,453                4,120
  Other assets                                                                       1,065                  815
  Goodwill                                                                           2,978                3,059
----------------------------------------------------------------------------------------------------------------
        Total assets                                                              $496,743             $470,134
----------------------------------------------------------------------------------------------------------------

Liabilities
  Deposits:
    Non-interest bearing                                                           $83,186              $82,072
    Interest bearing:
      Certificates of deposit $100,000 and over                                     56,386               53,056
      Savings and Time Deposits                                                    258,299              242,039
----------------------------------------------------------------------------------------------------------------
        Total deposits                                                             397,871              377,167
  Federal funds purchased and securities sold under
   agreements to repurchase                                                         18,097               12,602
  Federal Home Loan Bank advances                                                   40,000               40,000
  Accounts payable and accrued liabilities                                           3,955                3,734
----------------------------------------------------------------------------------------------------------------
        Total liabilities                                                          459,923              433,503

Stockholders' equity:
  Common stock, no par value: Authorized 20,000,000 shares;
   issued 4,237,500 and 4,232,169 in 1999 and 1998                                   7,701                7,616
  Additional paid-in-capital                                                         3,677                3,660
  Retained earnings                                                                 26,572               25,978
----------------------------------------------------------------------------------------------------------------
                                                                                    37,950               37,254
  Treasury stock at cost (473,012 and 475,112
     shares 1999 in and 1998 respectively)                                          (1,728)              (1,736)
  Accumulated other comprehensive income                                               598                1,113
----------------------------------------------------------------------------------------------------------------
        Total stockholders' equity                                                  36,820               36,631
----------------------------------------------------------------------------------------------------------------
        Total liabilities and stockholders' equity                                $496,743             $470,134
----------------------------------------------------------------------------------------------------------------

All share and per share amounts have been restated to reflect the 5% stock dividend payable June 1, 1999 to stockholders of record May 18, 1999 and the 3-for-2 stock split distributed on May 29, 1998.
See Accompanying Notes to Consolidated Financial Statements

Center Bancorp Inc.
Consolidated Statements of Income (unaudited)

                                                                                 Three Months Ended
                                                                                     March 31,
                                                                        ---------------------------------

(Dollars in thousands, except per share data)                                 1999               1998
---------------------------------------------------------------------------------------------------------
Interest income:
  Interest and fees on loans                                            $      2,879       $       2,672
  Interest and dividends on investment securities:
    Taxable interest income                                                    4,311               4,537
    Nontaxable interest income                                                   207                 193
  Interest on Federal funds sold and securities
     purchased under agreement to resell                                         143                 123
---------------------------------------------------------------------------------------------------------
        Total interest income                                                  7,540               7,525
---------------------------------------------------------------------------------------------------------

Interest expense:
  Interest on certificates of deposit $100,000 or more                           577               1,311
  Interest on savings and time deposits                                        1,780               2,001
  Interest on short-term borrowings                                              592                 153
---------------------------------------------------------------------------------------------------------
        Total interest expense                                                 2,949               3,465
---------------------------------------------------------------------------------------------------------
        Net interest income                                                    4,591               4,060
Provision for loan losses                                                         18                  30
---------------------------------------------------------------------------------------------------------
        Net interest income after provision for loan losses                    4,573               4,030
---------------------------------------------------------------------------------------------------------
Other income:
  Service charges, commissions and fees                                          176                 180
  Other income                                                                    70                  43
---------------------------------------------------------------------------------------------------------
        Total other income                                                       246                 223
---------------------------------------------------------------------------------------------------------

Other expense:
  Salaries and employee benefits                                               1,668               1,335
  Occupancy expense, net                                                         297                 262
  Premises and equipment expense                                                 320                 271
  Marketing and Advertising                                                      165                 109
  Stationery and printing                                                         91                  40
  Other expenses                                                                 591                 560
---------------------------------------------------------------------------------------------------------
        Total other expense                                                    3,132               2,577
---------------------------------------------------------------------------------------------------------
        Income before income tax expense                                       1,687               1,676
Income tax expense                                                               556                 543
---------------------------------------------------------------------------------------------------------
        Net income                                                      $      1,131       $       1,133
---------------------------------------------------------------------------------------------------------

Earnings per share:
  Basic                                                                 $       0.30       $        0.30
  Diluted                                                                       0.30                0.30
---------------------------------------------------------------------------------------------------------
Weighted average common shares outstanding:
  Basic                                                                    3,760,772           3,726,115
  Diluted                                                                  3,787,237           3,770,864
---------------------------------------------------------------------------------------------------------

All share and per share amounts have been restated to reflect the 5% stock dividend payable June 1,1999 to stockholders of record May 18, 1999 and 3-for-2 stock split distributed on May 29, 1998.
See Accompanying Notes to Consolidated Financial Statements

Center Bancorp Inc.
Consolidated Statements of Cash Flows (unaudited)

                                                                                  Three Months Ended
                                                                                        March 31,
                                                                          ---------------------------------
(Dollars in thousands)                                                           1999               1998
-----------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                 $   1,131           $   1,133
  Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation and amortization                                                 332                 338
     Provision for loan losses                                                      18                  30
     (Increase) decrease in accrued interest receivable                           (333)                334
     Increase in other assets                                                     (268)               (239)
     Increase in other liabilities                                                 221                 295
     Amortization of premium and accretion of
      discount on investment securities, net                                        17                  66
-----------------------------------------------------------------------------------------------------------
        Net cash provided by operating activities                                1,118               1,957
-----------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from maturities of securities available-for-sale                     14,023              26,432
  Proceeds from maturities of securities held-to-maturity                       20,453              12,189
  Purchase of securities available-for-sale                                    (13,378)            (28,668)
  Purchase of securities held-to-maturity                                      (22,513)            (11,532)
  Net increase in loans                                                         (6,820)             (2,217)
  Property and equipment expenditures, net                                        (296)               (194)
-----------------------------------------------------------------------------------------------------------
     Net cash used in investing activities                                     (8,531)             (3,990)
-----------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase (decrease) in deposits                                           20,704             (17,487)
  Dividends paid                                                                  (537)               (473)
  Proceeds from issuance of common stock                                           110                 163
  Net increase in short term borrowing                                           5,495               9,815
-----------------------------------------------------------------------------------------------------------
        Net cash provided by (used in) financing activities                     25,772              (7,982)
-----------------------------------------------------------------------------------------------------------
        Net increase (decrease) in cash and cash equivalents                    18,359             (10,015)
-----------------------------------------------------------------------------------------------------------
Cash and cash equivalents at beginning of period                                15,975              26,110
-----------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                   $  34,334           $  16,095
-----------------------------------------------------------------------------------------------------------

Supplemental disclosures of cash flow information:
  Interest paid on deposits and short-term borrowings                        $   3,047           $   3,410
  Income taxes                                                               $     455           $     537
-----------------------------------------------------------------------------------------------------------

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

In the opinion of Management, all adjustments necessary for a fair presentation of the Corporation's financial position and results of operations for the interim periods have been made. Such adjustments are of a normal recurring nature. All share and per share amounts have been restated to reflect the 5% stock dividend declared on April 13, 1999, payable June 1, 1999 to stockholders of record on May 18, 1999 and the 3-for-2 stock split distributed May 29, 1998. Results for the period ended March 31, 1999 are not necessarily indicative of results for any other interim period or for the entire fiscal year. Reference is made to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1998 for information regarding accounting principles.

NOTE 2

RECENT ACCOUNTING PRONOUNCEMENTS

SFAS No. 133

In June 1998, the FASB issued a New Statement of Accounting Standards, SFAS No. 133, "Accounting for Derivatives and Similar Financial Instruments and for Hedging Activities." This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, or
(b) a hedge of the exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction.

This Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Initial application of this Statement should be as of the beginning of an entity's fiscal quarter; on that date, hedging relationships must be designated anew and documented pursuant to the provisions of this Statement. Earlier application of all of the provisions of this Statement is encouraged, but is permitted only as of the beginning of any fiscal quarter that begins after issuance of this Statement. This Statement should not be applied retroactively to financial statements of prior periods. The adoption of this statement by the Corporation is not expected to have a material effect on the financial statements of the Corporation.

SFAS No. 134

On October 9, 1998 the FASB issued SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held-for-Sale by a Mortgage Banking Enterprise". SFAS No. 134 changes the way mortgage banking firms account for certain securities and other interests they retain after securitizing mortgage loans that were held for sale. This statement is effective for fiscal quarters beginning after December 15, 1998. The adoption of this statement by the Corporation is not expected to have a material effect on the financial statements of the Corporation.

NOTE 3

The Corporation adopted FASB Statement No. 130, "Reporting Comprehensive Income" on January 1, 1998 and the required disclosure is contained in the table set forth below.


                                               Three Months Ended March 31,
                                               ----------------------------
Comprehensive Income                                1999             1998
--------------------------------------------------------------------------
 (Dollars in thousands)
--------------------------------------------------------------------------

Net Income                                          $1,131         $1,133
Other comprehensive income
  Unrealized holding (losses) gains arising
    during the period, net of taxes                   (515)           135
--------------------------------------------------------------------------
Other comprehensive income (loss)                     (515)           135
==========================================================================
Total comprehensive income                            $616         $1,268
==========================================================================

            Management's Discussion & Analysis of Financial Condition
                            and Results of Operations

Net income and earnings per share (Basic and Diluted) were flat for the first quarter of 1999 when compared to the first quarter of 1998. Net income for the three months ended March 31, 1999 was $1,131,000 as compared to $1,133,000 earned for the comparable three month period of 1998. On a diluted per share basis, earnings were $0.30 for the three months ended March 31, 1999 and 1998. The annualized return on average assets was 0.94 percent for the three months ended March 31, 1999 as compared with 0.96 percent for the comparable period in 1998, while the annualized return on average stockholders' equity was 12.21 percent and 13.25 percent, respectively. Earnings performance for the three months ended March 31, 1999 reflected increased net interest income offset by increases in non-interest expense. All share and per share amounts have been restated to reflect the 5% stock dividend declared on April 13, 1999, payable June 1, 1999 to stockholders of record on May 18, 1999 and the 3-for-2 stock split distributed May 29, 1998.

Net interest income is the difference between the interest earned on the portfolio of earning-assets (principally loans and investments) and the interest paid on deposits and short-term borrowings which support these assets. Net interest income is presented below first in accordance with the Corporation's consolidated financial statements and then on a fully tax-equivalent basis by adjusting tax-exempt income (primarily interest earned on various obligations of state and political subdivisions) by the amount of income tax which would have been paid had the assets been invested in taxable issues.

 Net Interest Income
--------------------------------------------------------------------------------

                                                   Three Months Ended
                                                        March 31,
                                                                      Percent
(dollars in thousands)                       1999          1998       Change
                                            ------        ------      -------

Interest income:
 Investments                                $4,518        $4,730        (4.5)%
 Loans, including fees                       2,879         2,672
                                                                         7.7
 Federal funds sold and securities
 sold under agreement to repurchase            143           123        16.3
                                            ------        ------      ------
   Total interest income                     7,540         7,525          .2
--------------------------------------------------------------------------------
Interest expense:
 Certificates $100,000 or more                 577         1,311
                                                                       (56.0)
Savings and Time                             1,780         2,001
                                                                       (11.0)
 Borrowings                                    592           153       286.9
                                            ------        ------      ------
   Total interest expense                    2,949         3,465
                                                                       (14.9)
--------------------------------------------------------------------------------
NET INTEREST INCOME*                         4,591         4,060        13.1
--------------------------------------------------------------------------------
Tax-equivalent adjustment                      106            99         7.0
Net interest income on a fully
 tax-equivalent basis                       $4,697        $4,159        12.9%
--------------------------------------------------------------------------------

*Before the provision for loan losses. NOTE: The tax-equivalent adjustment was computed based on an assumed statutory Federal income tax rate of 34 percent. Adjustments were made for interest accrued on securities of state and political subdivisions.

Net interest income on a fully tax-equivalent basis increased $538,000 or 12.9 percent to approximately $4.7 million for the three months ended March 31, 1999, from approximately $4.2 million for the comparable period in 1998. The net interest spread increased to 3.58 percent from 3.11 percent due to the decreased cost of funds reflecting the lower rates paid on interest-bearing liabilities and a more favorable mix of interest-bearing liabilities. For the first three months of 1999, the decrease in the average yield on interest-earning assets of 9 basis points was offset by a more substantial decrease in the average cost of interest-bearing liabilities of 56 basis points. The increase in the net interest spread is primarily a result of the decreased cost of interest-bearing liabilities and the Corporation's ability to fund a greater portion of the increase in earning assets through increases in noninterest-bearing sources, core deposits and a strategic departure from Certificates of Deposit of $100,000 and more into borrowings from the Federal Home Loan Bank. Average interest-earning assets increased $6.8 million as compared with the three month period in 1998. The net decrease in average interest-bearing liabilities was $2.7 million over the comparable three month period in 1998. The 1999 first quarter changes in average volumes were primarily due to increased volumes of loans and non-taxable investments funded with less costly interest-bearing liabilities.

For the three month period ended March 31, 1999, interest income (tax-equivalent) increased by $22,000 or .29 percent over the comparable three month period in 1998. The primary factor contributing to the increase was the growth of earning assets, primarily loans. The Corporation's loan portfolio increased on average $17.7 million to $152.3 million from $134.6 million in the same quarter in 1998, primarily reflecting growth in commercial loans, commercial mortgages and home equity lines of credit. This growth was funded through a decrease in the taxable investment portfolio and increased short-term borrowing. The loan portfolio (traditionally the Corporation's highest yielding earning-asset) represented 34 and 31 percent, of the Corporation's interest-earning assets (on average) during the first quarter of 1999 and 1998, respectively. Interest income generated from the loan portfolio during the first three months of 1999 was driven by the increased loan demand attributed in part to an aggressive business development program.

Within the investment portfolio the changes in volumes took place among the taxable and non-taxable portfolios. The Corporation's taxable securities portfolio decreased on average $15.5 million to $265.2 million from $280.7 million in the same quarter in 1998. The non-taxable portfolio increased on average $1.8 million to $18.3 million from $16.5 million in the same quarter in 1998. The growth of non-taxable investment securities reflects the change in interest rates, making the yields on non-taxable investments more attractive.

For the three months ended March 31, 1999, interest expense decreased $516,000 or 14.9 percent as compared with the comparable three month period in 1998. Total interest-bearing liabilities decreased on average $2.7 million to $356.8 million for the 1999 quarter from $359.5 million in the same quarter in 1998. The most significant change was in the average rates paid on interest bearing liabilities. During the first quarter of 1999 the average rate paid was 3.35 percent, a decrease of 56 basis points from the 3.91 percent paid during the same quarter in 1998.

For the three months ended March 31, 1999, the Corporation's net interest yield on a tax-equivalent basis (i.e., net interest income on a tax equivalent basis as a percent of average interest-earning assets) increased to 4.26 percent from
3.83 percent, for the three months ended March 31, 1998. The increase reflected a lower cost of funds offset by a narrowing of spreads between yields earned on loans and investments. There was a favorable change in the mix of interest-earning assets, primarily the increased loan volumes, further augmented by the change in the mix of interest-bearing liabilities to less costly funding.

The contribution of non interest-bearing sources (i.e. the differential between the average rate paid on all sources of funds and the average rate paid on interest-bearing sources) decreased to approximately 68 basis points during the first three months of 1999 compared to 72 basis points for 1998. This decrease was partially due to a lower interest environment, lessening the contribution of non-interest bearing deposits.

The table "Analysis of Variance in Net Interest Income Due to Volume and Rates" analyzes net interest income by segregating the volume and rate components of various interest-earning assets and interest-bearing liabilities and the changes in the rates earned and paid by the Corporation


Analysis of Variance in Net Interest Income Due to Volume and Rates (Tax-Equivalent Basis)

------------------------------------------------------------------------------------------------
                                                          1999/1998 Increase/(Decrease)
                                                                Due to Change in:
(dollars in thousands)                                   Average      Average          Net
                                                         Volume        Rate           Change
                                                         ------        ----           ------
Interest-earning assets
Investment Securities
  Taxable                                               $(252)        $  26           $(226)
  Non-taxable                                              31           (10)             21
Federal funds sold and securities purchased
  under agreement to resell                                36           (16)             20
Loans, net of unearned discount                           339          (132)            207
                                                        -----         -----           -----
  Total interest-earning assets                           154          (132)             22
------------------------------------------------------------------------------------------------
Interest-bearing liabilities:
Money Market deposits                                      42            19              61
Savings deposits                                          (11)          (87)            (98)
Time deposits                                            (640)         (273)           (913)
Other interest-bearing deposits                            18           (23)             (5)
Borrowings                                                473           (34)            439
                                                        -----         -----           -----
  Total interest-bearing liabilities                     (118)         (398)           (516)
------------------------------------------------------------------------------------------------
Change in net interest income                           $ 272         $(266)          $ 538
------------------------------------------------------------------------------------------------

The table "Average Balance Sheet with Interest and Average Rates" presents the Corporation's average assets, liabilities and stockholders' equity. The Corporation's net interest income, net interest spreads and net interest income as a percentage of interest-earning assets for the periods ended March 31, 1999 and 1998 are also reflected.

              Average Balance Sheet with Interest and Average Rates

                                                                               Three Month
                                                                          Period Ended March 31,

                                                                 1999                           1998
---------------------------------------------------------------------------------    -------------------------------
                                                              Interest    Average              Interest      Average
                                                  Average     Income/      Yield/    Average    Income/       Yield/
(tax equivalent basis, dollars in (thousands)     Balance     Expense       Rate     Balance    Expense        Rate
thousands)
--------------------------------------------------------------------------------------------------------------------
Assets
Interest-earning assets:
  Investment securities:
    Taxable                                     $265,165     $4,311        6.59%     $280,648     $4,537       6.56%
    Non-taxable                                   18,371        313        6.82%       16,543        292       7.06%
  Federal funds sold and securities
  purchased under agreement to resell             11,432        143        5.07%        8,669        123       5.75%
  Loans, net of unearned income (1)              152,335      2,879        7.66%      134,643      2,672       8.05%
                                                --------     ------       -----      --------     ------      -----
         Total interest-earning assets           447,303      7,646        6.93%      440,503      7,624       7.02%
                                                             ------                               ------

Non-interest earning assets
  Cash and due from banks                         13,128                               12,961
  Other assets                                    17,881                               17,569
Allowance for possible loan losses                (1,329)                              (1,278)
                                                --------                             --------
         Total non-interest earning
          assets                                  29,680                               29,252
                                                --------                             --------
         Total assets                           $476,983                             $469,755
                                                --------                             --------
Liabilities and stockholders' equity
Interest-bearing liabilities:
  Money Market deposits                         $ 64,321        475        2.99%     $ 58,529        414       2.87%
  Savings deposits                                74,669        362        1.97%       76,585        460       2.44%
  Time deposits                                  118,392      1,346        4.61%      172,127      2,259       5.32%
  Other interest bearing deposits                 45,189        174        1.56%       40,929        179       1.77%
  Borrowings                                      54,227        592        4.37%       11,307        153       5.41%
                                                --------     ------       -----      --------     ------      -----
         Total interest-bearing
          liabilities                            356,798      2,949        3.35%     $359,477      3,465       3.91%
                                                --------     ------       -----      --------     ------      -----

Noninterest-bearing liabilities:
  Demand deposits                                 78,953                               72,601
  Other noninterest-bearing deposits                 436                                  289
  Other liabilities                                3,699                                3,138
                                                --------                             --------
         Total noninterest-bearing
          liabilities                             83,088                               76,028
Stockholders' equity                              37,097                               34,250
                                                --------                             --------
         Total liabilities and
          stockholders' equity                  $476,983                             $469,755
                                                --------                             --------

Net interest income (tax-equivalent basis)                   $4,697                               $4,159
                                                             ------                               ------

Net Interest Spread                                                        3.58%                              3.11%
                                                                         ------                             ------
Net interest income as percent
 of earning-assets                                                         4.26%                              3.83%
                                                                         ------                             ------
Tax equivalent adjustment                                      (106)                                 (99)
                                                             ------                               ------
Net interest income                                          $4,591                               $4,060
                                                             ------                               ------
Includes loan fees (fee income is not material)

Investments

For the three months ended March 31, 1999, the average balance of investment securities decreased by $13.7 million as compared to the same period in 1998. The tax-equivalent yield on investments increased to 6.61 percent or by 3 basis points from a yield of 6.58 percent during the three month period ended March 31, 1998. The increased yield on the investment portfolio in 1999 resulted from purchases made at rates equal to or higher than investments which had matured, were prepaid or were called.

The impact of repricing activity on yields was lessened by longer investment maturities, resulting in similar or wider spreads. Securities available-for-sale are a part of the Corporation's interest rate risk management strategy and may be sold in response to changes in interest rates, changes in prepayment risk, liquidity management and other factors. At March 31, 1999, the total investment portfolio, excluding overnight investments, averaged $283.5 million, or 63.4 percent of earning assets, as compared to $297.2 million or 67.5 percent of earning-assets at March 31, 1998. The principal components of the investment portfolio are Federal Agency, Treasury and Municipal, securities.

At March 31, 1999 the net unrealized gain included in the accumulated other comprehensive income component of shareholders' equity amounted to an unrealized gain of $598,000, as compared with an unrealized gain of $1,113,000 at December 31, 1998.

Loans

Loan growth during the first quarter of 1999 occurred in all segments of the loan portfolio. This growth resulted primarily from the Corporation's business development programs and new markets. The decrease in the yield in the portfolio was a result of a lower prime rate environment coupled with a competitive rate structure to attract new loans. The results of increased volume were lessened by continued prepayment activity and by the heightened demand in the competing lending markets.

For the three months ended March 31, 1999, average loans increased $17.7 million, while the portfolio yield decreased 39 basis points as compared with the same period in 1998. The volume related factors contributed increased interest income of $339,000 offset by $132,000 of rate related changes. Total average loans increased to $152.3 million with a net interest yield of 7.66 percent, as compared to $134.6 million with a yield of 8.05% for the three months ended March 31, 1998.

Allowance for Loan Losses

The purpose of the allowance for loan losses is to absorb the impact of losses inherent in the loan portfolio. Additions to the allowance are made through provisions charged against current operations and through recoveries made on loans previously charged-off. The allowance for loan losses is maintained at an amount considered adequate by Management to provide for potential credit losses based upon a periodic evaluation of the risk characteristics of the loan portfolio. In establishing an appropriate allowance, an assessment of the individual borrowers, a determination of the value of the underlying collateral, a review of historical loss experience and an analysis of the levels and trends of loan categories, delinquencies, and problem loans are considered. Such factors as the level and trend of interest rates and current economic conditions are also reviewed. At March 31, 1999 the allowance was $1,337,000 as compared to $1,326,000 at December 31, 1998 and $1,297,000 at March 31, 1998. The provision for loan losses for the quarter ended March 31, 1999 amounted to $18,000 compared to $30,000 for the first quarter of 1998. Various regulatory agencies, as an integral part of their examination process, periodically review the Corporation's allowance for loan losses. Such agencies may require the

Corporation to increase the allowance based on their analysis of information available to them at the time of their examinations. The allowance for loan losses as a percentage of total loans amounted to .85 percent and .96 percent at March 31, 1999, and 1998, respectively. In Management's view the level of the allowance during the first three months of 1999 was adequate to cover loss inherent in the loan portfolio.

During the quarter ended March 31, 1999, the Corporation did not experience any substantial problems within its loan portfolio. Net charge-offs were $7,000. At March 31, 1999,the Corporation had non-performing loans amounting to $223,000 of which all were in non-accrual status, versus $75,000 in non-performing loans at December 31, 1998 of which $41,000 was in non-accrual status and $308,000 in non-performing loans at March 31, 1998 of which $225,000 was in non-accrual status. The Corporation continues to aggressively pursue collections of principal and interest on loans previously charged off.

The Corporation defines impaired loans to consist of non-accrual loans and loans internally classified as substandard, doubtful or loss, in each instance above an established dollar threshold, of $250,000. All loans below the established dollar threshold are considered homogenous and are collectively evaluated for impairment. The Corporation did not have any impaired loans in either 1999 or 1998.

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

Changes in the allowance for possible loans losses for the period ended March 31, 1999 and 1998, respectively, are set forth below.

Allowance for Loan Losses

--------------------------------------------------------------------------------
                                                   Three Months Ended March 31
                                                   ---------------------------
(Dollars in thousands)                                   1999           1998
                                                      ---------      ---------
Average loans outstanding                              $152,335       $134,643
--------------------------------------------------------------------------------
Total loans at end of period                            156,930        134,669
--------------------------------------------------------------------------------
Analysis of the allowance for loan losses
Balance at the beginning of period                        1,326          1,269
 Charge-offs:
 Commercial                                                   0              0
 Real estate mortgage                                         0              0
 Installment loans                                            8              7
--------------------------------------------------------------------------------
   Total charge-offs                                          8              7
Recoveries:
 Commercial                                                   0              0
 Real estate mortgage                                         0              0
 Installment loans                                            1              5
--------------------------------------------------------------------------------
   Total recoveries                                           1              5
Net charge-offs:                                              7              2
Provision for Loan Losses                                    18             30
--------------------------------------------------------------------------------
 Balance at end of period                              $  1,337       $  1,297
--------------------------------------------------------------------------------
Ratio of net charge-offs during the period to
  Average loans outstanding during the period              0.00%          0.00%
--------------------------------------------------------------------------------
Allowance for loan losses as a percentage of total loans    .85            .96
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

At March 31, 1999, December 31, 1998 and March 31, 1998, the Corporation had no restructured loans. Non-accrual loans amounted to $223,000 at March 31, 1999, and were comprised of residential mortgage, home equity and student loans. At December 31, 1998 non-accrual loans amounted to $41,000, comprised of home equity loans. Non-accrual loans as of March 31, 1998 amounted to $225,000 and were comprised of residential mortgage and home equity loans. At March 31, 1999 the Corporation did not have any loans past due 90 days or more and still accruing. Such loans amounted to $24,000 at December 31, 1998 and $83,000 as of March 31, 1998. All of such loans at, December 31, 1998 and March 31, 1998, consisted of student loans.


   ------------------------------------------------------------------------
                                                        Three Months Ended
   Non-Performing Loans                                    March 31,
   ------------------------------------------------------------------------

   (dollars in thousands)                               1999          1998
   ------------------------------------------------------------------------
   Loans past due 90 days and still accruing            $  0          $ 83
   Non-accrual loans                                     223           225
   ------------------------------------------------------------------------
   Total non-performing loans                           $223          $308
   ------------------------------------------------------------------------

At March 31, 1999 and December 31, 1998 the Corporation's other real estate owned consisted of a closed branch facility with a carrying value of approximately $73,000. The Corporation did not have any other real estate owned at March 31, 1998.

Other Non-Interest Income

The following table presents the principal categories of non-interest income for the three month periods ended March 31, 1999 and 1998.

--------------------------------------------------------------------------------

                                               Three Months Ended
                                                    March 31,
                                                                     Percent
(dollars in thousands)                         1999        1998      Change
--------------------------------------------------------------------------------
Other income:
--------------------------------------------------------------------------------
  Service charges, commissions and fees         $176       $180       (2.2)%
  Other income                                    70         43       62.8
                                                ----       ----       ----
       Total other income                       $246       $223       10.3 %
--------------------------------------------------------------------------------

For the three months ended March 31, 1999, total other (non-interest) income increased $23,000 or 10.3 percent as compared to the three months ended March 31, 1998. The decrease in service charges, commissions and fees is primarily the result of a decline in account service charges offset in part by an increase in automated teller machine income. The increase of $27,000 in other income is primarily attributable to letters of credit income.

Other Non-interest Expense

The following table presents the principal categories of non-interest expense for the three month periods ended March 31, 1999 and 1998.

--------------------------------------------------------------------------------

                                        Three Months Ended
                                             March 31,
                                                                    Percent
 (dollars in thousands)                   1999        1998           Change
--------------------------------------------------------------------------------
 Other expense:
--------------------------------------------------------------------------------

   Salaries and employee benefits       $1,668      $1,335               24.9%
   Occupancy expense, net                  297         262               13.4%
   Premise and equipment expense           320         271               18.1%
   Marketing and advertising               165         109               51.4%
   Stationery and printing                  91          40              127.5%
   Other expenses                          591         560                5.5%
--------------------------------------------------------------------------------
         Total other expense            $3,132      $2,577               21.5%
--------------------------------------------------------------------------------

For the three month period ended March 31, 1999 total other (non-interest) expenses increased $555,000 or 21.5 percent over the three months ended March 31, 1998. The level of operating expenses during the first three months of 1999 was unfavorably impacted by an increase in all categories. While management continues to emphasize expense control, the year to year increases in expenses are attributable to the continued expansion of facilities, continued investment in technology and the need to attract, develop and retain high-calibre employees. The Corporation's ratio of other expenses (annualized) to average assets increased to 2.63 percent in the first three months of 1998 from 2.19 percent in the first three months of 1998. The Corporation's efficiency ratio (defined as non-interest expenses divided by taxable-equivalent net interest income plus non-interest income) at March 31, 1999 was 63.4 percent compared to
58.8 percent for the first quarter of 1998.

Salaries and employees benefits increased $333,000 or 24.9 percent in the first three months of 1999 over the comparable three month period ended March 31, 1998. This increase is primarily attributable to higher staffing levels, normal merit increases; promotional raises and higher benefit costs. Staffing levels overall increased to 155 full-time equivalent employees at March 31, 1999 as compared to 144 full-time equivalent employees at March 31, 1998.

Occupancy and bank premise and equipment expense for the three month period ended March 31, 1999 increased $84,000 or 15.8 percent over the comparable three month period in 1998. This increase in bank premise and equipment expense in 1999 is primarily attributable to higher operating costs of the Corporation's facilities coupled with a higher depreciation expense. Occupancy expenses also reflect increased weather related operating expenses of the Corporation's facilities. For the three month period ended March 31, 1999, rental expenses increased $5,000 over the comparable three month period in 1998.

Provision for Income Taxes

The effective tax rate for the three month period ended March 31, 1999 was 32.9 percent as compared to 32.4 percent for the three months ended March 31, 1998. The effective tax rates for the first quarter of 1999 and 1998 approximate the statutory Federal tax rate of 34 percent, offset by an increase in tax-exempt interest income on obligations of states and political subdivisions.

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

At March 31, 1999, the Corporation reflects an interest sensitivity gap (or an interest sensitivity ratio) of .88 at the cumulative one year position. During much of 1998 the Corporation had a negative interest sensitivity gap. The maintenance of a liability-sensitive position during 1998 had a favorable impact on the Corporation's net interest margins; however, based on management's perception that interest rates will continue to be unpredictable, emphasis has been placed on interest-sensitivity matching with the objective of achieving a wider net interest spread during 1999.

Liquidity

The liquidity position of the Corporation is dependent on successful management of its assets and liabilities so as to meet the needs of both deposit and credit customers. Liquidity needs arise principally to accommodate possible deposit outflows and to meet customers' requests for loans. Such needs can be satisfied by scheduled principal loan repayments, maturing investments, short-term liquid assets and deposit in-flows. The objective of liquidity management is to enable the Corporation to maintain sufficient liquidity to meet its obligations in a timely and cost-effective manner. Management monitors current and projected cash flows, and adjusts positions as necessary to maintain adequate levels of liquidity. By using a variety of potential funding sources and staggering maturities, the risk of potential funding pressure is significantly reduced. Management also maintains a detailed liquidity contingency plan designed to adequately respond to situations which could lead to liquidity concerns. Anticipated cash flows at March 31, 1999 which provide the Bank with liquidity remain strong with approximately $91 million in anticipated repayments and maturities over the next twelve months. This projection represents a forward-looking statement under the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from this projection depending upon a number of factors, including the liquidity needs of the Bank's customers, the availability of sources of liquidity and general economic conditions.

The Corporation derives a significant portion of its liquidity from its core deposit base. At March 31, 1999, core deposits (comprised of total demand and savings accounts plus money market accounts under $100,000) represented 58.6 percent of total deposits. More volatile rate sensitive deposits, concentrated in certificates of deposit $100,000 and more, decreased to 14.2 percent of total deposits from 23.7 percent at March 31, 1998.

The decrease in average funding sources during the three months ended March 31, 1999 resulted primarily from an increase in core deposits offset by a decrease of $53.7 million in time deposits primarily Certificates of Deposit of $100,000 and more. Non-interest bearing funding sources as a percentage of the funding mix increased to 18.9 percent on average as compared to 17.5 percent for the three month period ended March 31, 1998. Demand deposits as a percentage of the funding mix replaced more expensive interest-bearing core deposits.

Borrowings can be used to satisfy daily funding needs. Balances in these accounts fluctuate on a day-to-day basis. The Corporation's principal short-term funding sources are securities sold under agreement to repurchase. The Corporation also utilizes advances from the Federal Home Loan Bank of New York as a funding source. Average short-term borrowings during the first three months of 1999 were $54.2 million, an increase of $42.9 million from $11.3 million in average short-term borrowings during the comparable three months ended March 31, 1998. This change was due to a decrease in more volatile Certificates of Deposit of $100,000 and more.

Cash Flow

The consolidated statements of cash flows present the changes in cash and cash equivalents from operating, investing and financing activities. During the three months ended March 31, 1999, cash and cash equivalents (which increased overall by $18.4 million) were provided (on a net basis) by operating and financing activities and used in investing activities to expand loan volume and purchase investments.

Stockholders' Equity

Stockholders' equity averaged $37.1 million for the three month period ended March 31, 1999, an increase of $2.8 million or 8.3 percent from $34.3 million, the same period in 1998. The Corporation's dividend reinvestment and optional stock purchase plan raised $110,000 in new capital for the three months ended March 31, 1999. Tangible book value per common share, which has been restated to reflect the 5% stock dividend payable June 1, 1999 to stockholders of record on May 18, 1999 and the 3-for-2 stock split distributed on May 29, 1998 was $8.99 at March 31, 1999 as compared to $8.33 at March 31, 1998.

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

Risk-Based Capital/Leverage

FDIC regulations require banks to maintain minimum levels of regulatory capital. Under the regulations in effect at March 31, 1999, the Bank was required to maintain (i) a minimum leverage ratio of Tier 1 capital to total adjusted assets of 4.0%, and (ii) minimum ratios of Tier 1 and total capital to risk-weighted assets of 4.0% and 8.0%, respectively.

At March 31, 1999, total Tier I capital (defined as tangible stockholders' equity for common stock and certain perpetual preferred stock) amounted to $33.2 million or 6.69 percent of total assets. The total Tier I leverage capital ratio was 7.01 percent of total assets. Tier I capital excludes the effect of SFAS No. 115, which amounted to $598,000 of net unrealized gain, after tax, on securities available-for-sale (included in the accumulated other comprehensive income component of stockholders' equity) and goodwill of $2,978,000 as of March 31, 1999.

At March 31, 1999, the Corporation's estimated Tier I and total risk-based capital ratios were 15.68 percent and 16.31 percent, respectively. These ratios are well above the minimum guidelines of capital to risk adjusted assets in effect as of March 31, 1999.

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

As of March 31, 1999, management believes that the Bank meets all capital adequacy requirements to which it is subject.

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

As of March 1999, management has completed all phases of the plan, including identification, modification, and testing. Management believes that the Corporation is currently compliant with regulatory milestone dates. At present, total costs to the Corporation of achieving Year 2000 compliance are estimated at $470,000 of which the Corporation has incurred $328,000 as of March 31, 1999. Approximately 75 to 80 percent has been invested in new technology while the remainder approximates the amount of direct expense. However, management believes that such costs may rise if and when additional issues arise that may require additional expenditures to make the Corporation Year 2000 compliant. In addition management has begun an evaluation process necessary to formulate a comprehensive contingency plan. As part of the contingency planning, the Corporation will implement a due diligence process that identifies significant customers, and third parties posing material Year 2000 risks, evaluates their Year 2000 preparedness, assesses their Year 2000 risk and implements appropriate risk controls. The contingency planning process was completed during the fourth quarter of 1998 and implementation of the various components of the contingency plan is scheduled for the second quarter of 1999. Management's goal is to be compliant with regulatory guidelines by June 1999, although no assurances can be given that the Corporation will be able to satisfy this objective. The immediately preceding sentence constitutes a forward-looking statement under the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from the Corporation's forward-looking statement as a result of a variety of factors, including potential unavailability of technological resources, increased expenses associated with obtaining such resources and unanticipated technological difficulties.

The Corporation believes that its Year 2000 project will allow it to be Year 2000 compliant in a timely manner. There can be no assurances, however, that the Corporation's information technology systems or those of a third party on which the Corporation relies will be Year 2000 compliant by the year 2000 or that the Corporation's contingency plans will mitigate the effects of any noncompliance. An interruption of the Corporation's ability to conduct its business due to a Year 2000 readiness problem could have a material adverse effect on the Corporation's business operations or financial condition.

           Qualitative and Quantitative Disclosures About Market Risks

Not applicable

No significant change from the information provided in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1998.

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

Item 2   Changes in Securities

On April 13, 1999, the Board of Directors of the registrant declared a 5% stock dividend on the common stock of the registrant, payable on June 1, 1999 to stockholders of record May 18, 1999. All share data has been retroactively adjusted for the common stock dividend.


Item 4  Submission of Matters to Vote of Security Holders

The Annual Meeting of shareholders was held on Tuesday, April 13, 1999.

The following Class 3 Directors, whose three year terms will expire in 2002, were re-elected on the following share votes.

                                                For           Withheld/Agaisnt
                                                ---           ----------------
Robert L. Bischof                             2,801,738              21,192
Paul Lomakin, Jr.                             2,801,738              21,192
Herbert Schiller                              2,801,738              21,192


The following Class 2 Directors, terms continue until the 2000 Annual Meeting

Hugo Barth
Stanley R. Sommer
Alexander A. Bol
William A. Thompson

The following Class 1 Directors, terms continue until the 2001 Annual Meeting.

John J. Davis
Brenda Curtis
Donald G. Kein
Charles P. Woodward

The shareholders also approved the adoption of the Center Bancorp 1999 Employee Stock Incentive Plan by the following share vote.

For                          2,698,596
Agaisnt                        140,768
Abstain                        158,897
Broker Non-Votes                 6,670

Item 6   Exhibits and Reports on Form 8-K

           A)  Exhibits: Exhibit (27-1) - Center Bancorp Inc.
               Financial Data Schedule - March 31, 1999

           B)  Reports on Form 8-K
                 There were no reports on Form 8-K filed during the three months ended March 31, 1999.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf, by the undersigned, thereunto duly authorized.


                                              CENTER BANCORP INC.


DATE:  May  14, 1999                          /s/ Anthony C. Weagley
---------------------------                   ----------------------
                                              Anthony C. Weagley, Treasurer
                                              (Chief Financial Officer)