Form 10-Q
period 1999-06-30
CENTER BANCORP INC
filed 1999-08-13
CIK 712771

                        SECURITIES & EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                  (Mark One)

         |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
             EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 1999

                                       OR

         |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
             EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______TO_______

Commission file number 2-81353

                              CENTER BANCORP, INC.
     -----------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

New Jersey                                           52-1273725
------------------------------------------------------------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                       Identification No.)

                   2455 Morris Avenue, Union, New Jersey 07083
       ------------------------------------------------------------------
              (Address of principal executives offices) (Zip Code)

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

                  Yes|X|                             No|_|

Shares outstanding on June 30, 1999
-----------------------------------
Common stock no par value 3,779,164 shares

                              CENTER BANCORP, INC.

                               INDEX TO FORM 10-Q




PART I.  FINANCIAL INFORMATION                                        PAGE

         Item 1.         Financial Statements
                         Consolidated Statements of  Condition
                         at June 30, 1999 (Unaudited) and December 31, 1998    3

                         Consolidated Statements of Income for the
                         Three and Six Months Ended June 30, 1999 and 1998     4
                         (Unaudited)

                         Consolidated Statements of Cash Flows for the
                         Six Months Ended June 30, 1999 and 1998               5
                         (Unaudited)

                         Notes to the Consolidated Financial Statements      6-7

         Item 2.         Management's Discussion and Analysis of
                         Financial Condition and Results of Operations      8-18

         Item 3.         Qualitative and Quantitative Disclosures about       21
                         Market Risks


PART II.                   OTHER INFORMATION

         Item 1.           Legal Proceedings                                  21

         Item 2.           Changes in Securities                              21

         Item 4.           Submission of Matters to a Vote of
                           Security Holders                                   22

         Item 6.           Exhibits                                           22

                           Signature                                          23

                           Exhibit Index/Data Schedule                        24

Center Bancorp, Inc.
Consolidated Statements of Condition

                                                                        June 30,  December 31,
(Dollars in thousands)                                                    1999          1998
----------------------------------------------------------------------------------------------
                                                                       (unaudited)
Assets:
  Cash and due from banks                                               $  11,617    $  15,975
  Federal funds sold                                                          700            0
----------------------------------------------------------------------------------------------
      Total cash and cash equivalents                                      12,317       15,975
----------------------------------------------------------------------------------------------

  Investment securities held to maturity (approximate
     market value of $185,121 in 1999 and $174,184 in 1998)               187,599      172,014
  Investment securities available-for-sale                                118,662      115,952
----------------------------------------------------------------------------------------------
      Total investment securities                                         306,261      287,966
----------------------------------------------------------------------------------------------

  Loans, net of unearned income                                           161,022      150,099
    Less - Allowance for loan losses                                        1,357        1,326
----------------------------------------------------------------------------------------------
        Net loans                                                         159,665      148,773
----------------------------------------------------------------------------------------------
  Premises and equipment, net                                               9,980        9,426
  Accrued interest receivable                                               4,513        4,120
  Other assets                                                                948          815
  Goodwill                                                                  2,898        3,059
----------------------------------------------------------------------------------------------
        Total assets                                                    $ 496,582    $ 470,134
----------------------------------------------------------------------------------------------

Liabilities
  Deposits:
    Non-interest bearing                                                $  84,072    $  82,072
    Interest bearing:
      Certificates of deposit $100,000 and over                            56,649       53,056
      Savings and time deposits                                           252,312      242,039
----------------------------------------------------------------------------------------------
        Total deposits                                                    393,033      377,167
Federal funds purchased and securities sold under
    agreements to repurchase                                               23,908       12,602
Federal Home Loan Bank advances                                            40,000       40,000
  Accounts payable and accrued liabilities                                  2,875        3,734
----------------------------------------------------------------------------------------------
        Total liabilities                                                 459,816      433,503

Stockholders' equity Common stock, no par value:
    Authorized 20,000,000 shares; issued 4,243,176 and 4,222,559
     shares in 1999 and 1998, respectively                                  7,793        7,616
  Additional paid in capital                                                3,749        3,660
  Retained earnings                                                        27,202       25,978

  Less - Treasury stock at cost (464,012 shares in 1999 and
     485,642 shares in 1998, respectively                                  (1,694)      (1,736)
  Accumulated other comprehensive (loss) income                              (284)       1,113
----------------------------------------------------------------------------------------------
        Total stockholders' equity                                         36,766       36,631
----------------------------------------------------------------------------------------------
        Total liabilities and stockholders' equity                      $ 496,582    $ 470,134
----------------------------------------------------------------------------------------------

All share amounts have been restated to reflect the 5% stock dividend distributed June 1, 1999 to stockholders of record May 18, 1999 and the 3-for-2 stock split distributed on May 29, 1998.
See Accompanying Notes to Consolidated Financial Statements

Center Bancorp, Inc.
Consolidated Statements of Income
 (unaudited)

                                                            Three Months Ended         Six Months Ended
                                                                  June 30,                  June 30,
                                                            --------------------       -------------------
(Dollars in thousands, except per share data)               1999         1998         1999         1998
                                                         ----------   ----------   ----------   ----------
Interest income:
  Interest and fees on loans                             $    3,008   $    2,698   $    5,887   $    5,370
  Interest and dividends on investment securities:
    Taxable interest income                                   4,589        4,618        8,900        9,229
    Nontaxable interest income                                  211          174          418          367
  Interest on Federal funds sold and securities
  purchased under agreement to resell                           120          237          263          286
------------------------------------------------------------------- ------------ ------------ ------------
        Total interest income                                 7,928        7,727       15,468       15,252
------------------------------------------------------------------- ------------ ------------ ------------

Interest expense:
  Interest on certificates of deposit $100,000 or more          649        1,316        1,226        2,627
  Interest on other deposits                                  1,794        1,938        3,574        3,939
  Interest on borrowings                                        647          323        1,239          476
------------------------------------------------------------------- ------------ ------------ ------------
        Total interest expense                                3,090        3,577        6.039        7,042
        Net interest income                                   4,838        4,150        9,429        8,210
------------------------------------------------------------------- ------------ ------------ ------------
Provision for loan losses                                        18           30           36           60
Net interest income after provision for loan losses           4,820        4,120        9,393        8,150
------------------------------------------------------------------- ------------ ------------ ------------
Other income:
  Service charges, commissions and fees                         221          168          397          348
  Other income                                                   49           38          119           81
------------------------------------------------------------------- ------------ ------------ ------------
        Total other income                                      270          206          516          429
------------------------------------------------------------------- ------------ ------------ ------------

Other expense:
  Salaries and employee benefits                              1,647        1,431        3,315        2,766
  Occupancy expense, net                                        299          258          596          520
  Premises and equipment expense                                343          283          663          554
  Stationery and printing expense                               183          146          274          187
  Marketing and advertising                                     138           93          303          202
  Other expenses                                                702          632        1,293        1,191
-------------------------------------------------------------------------------- ------------ ------------
        Total other expense                                   3,312        2,843        6,444        5,420
-------------------------------------------------------------------------------- ------------ ------------
        Income before income tax expense                      1,778        1,483        3,465        3,159
Income tax expense                                              608          527        1,164        1,070
------------------------------------------------------------------- ------------ ------------ ------------
        Net income                                       $    1,170   $      956   $    2,301   $    2,089
------------------------------------------------------------------- ------------ ------------ ------------

Earnings per share
Basic                                                    $     0.31   $     0.26   $     0.61   $     0.56
Diluted                                                        0.31         0.25         0.61         0.55
------------------------------------------------------------------- ------------ ------------ ------------
Average weighted common shares outstanding
Basic                                                     3,774,570    3,735,908    3,767,709    3,731,012
Diluted                                                   3,798,112    3,773,821    3,792,705    3,772,342
------------------------------------------------------------------- ------------ ------------ ------------

All share and per share amounts have been restated to reflect the 5% stock dividend distributed June 1, 1999 to stockholders of record May 18, 1999 and the 3-for-2 split distributed on May 29, 1998.

See Accompanying Notes to Consolidated Financial Statements

Center Bancorp, Inc.
Consolidated Statements of Cash Flows

                                                                  Six Months Ended
                                                                       June 30
                                                               ---------------------
(Dollars in thousands)                                            1999        1998
------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                    $  2,301    $  2,089
  Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation and amortization                                   700         677
     Provision for Loan Losses                                        36          60
     Increase in accrued interest receivable                        (393)       (133)
     Increase in other assets                                       (133)       (164)
     (Decrease) increase in other liabilities                       (859)        290
     Amortization of premium and accretion of
      discount on investment securities, net                          24         143
------------------------------------------------------------------------    --------
        Net cash provided by operating activities                  1,676       2,962
------------------------------------------------------------------------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from maturities of securities available-for-sale       16,495      41,576
  Proceeds from maturities of securities held-to-maturity         32,021      23,489
  Purchase of securities available-for-sale                      (20,552)    (45,671)
  Purchase of securities held-to-maturity                        (47,680)    (19,724)
  Net increase in loans                                          (10,928)     (7,160)
  Property and equipment expenditures, net                        (1,093)       (338)
------------------------------------------------------------------------    --------
     Net cash used in investing
         activities                                              (31,737)     (7,828)
------------------------------------------------------------------------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase (decrease)  in deposits                            15,866     (13,937)
  Dividends paid                                                  (1,077)       (947)
  Proceeds from issuance of common stock                             308         198
  Net increase in short-term borrowing                            11,306      27,259
------------------------------------------------------------------------    --------
        Net cash provided by financing activities                 26,403      12,573
------------------------------------------------------------------------    --------

        Net (decrease) increase  in cash and cash equivalents     (3,658)      7,707
------------------------------------------------------------------------    --------

Cash and cash equivalents at beginning of period                  15,975      26,110
------------------------------------------------------------------------    --------
Cash and cash equivalents at end of period                      $ 12,317    $ 33,817
------------------------------------------------------------------------    --------

Supplemental disclosures of cash flow information:
  Interest paid on deposits and short-term borrowings           $  6,144    $  7,041
  Income taxes                                                  $  1,246    $    304


Notes to Consolidated Financial Statements

Note 1
Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements of Center Bancorp, Inc. (the Corporation) are prepared on the accrual basis and include the accounts of the Corporation and its wholly owned subsidiary, Union Center National Bank (the Bank). All significant inter-company accounts and transactions have been eliminated from the accompanying consolidated financial statements.

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

In the opinion of Management, all adjustments necessary for a fair presentation of the Corporation's financial position and results of operations for the interim periods have been made. Such adjustments are of a normal recurring nature. All share and per share amounts have been restated to reflect the 5% stock dividend distributed June 1, 1999 to stockholders of record May 18, 1999. Also reflected and restated for all prior periods is the 3-for-2 stock split distributed on May 29, 1998. Results for the period ended June 30, 1999 are not necessarily indicative of results for any other interim period or for the entire fiscal year. Reference is made to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1998 for information regarding accounting principles.

Note 2
Recent Accounting Pronouncements

SFAS No. 133 and No. 137

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivatives and Similar Financial Instruments and for Hedging Activities." This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, or
(b) a hedge of the exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction.

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

In June of 1999 FASB issued SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133", which amends SFAS No. 133 to be effective for all fiscal years beginning after June 15, 2000.

SFAS No. 134

On October 9, 1998 the FASB issued SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held-for-Sale by a Mortgage Banking Enterprise". SFAS No. 134 changes the way mortgage banking firms account for certain securities and other interests they retain after securitizing mortgage loans that were held for sale. This statement is effective for fiscal quarters beginning after December 15, 1998. The adoption of this statement by the Corporation did not have a material effect on the financial statements of the Corporation.

NOTE 3

The following table outlines the Corporation's comprehensive income for the three and six months ended June 30, 1999 and 1998.


                                                         Three Months        Six Months
Comprehensive Income                                    Ended June 30,      Ended June 30,
------------------------------------------------------------------------------------------
(Dollars in thousands)
                                                      1999       1998      1999       1998
                                                      ----       ----      ----       ----
Net Income                                         $ 1,170    $   956   $ 2,301    $ 2,089
Other comprehensive income
  Unrealized holding (losses) gains arising
  during the period, net of taxes                     (882)        69    (1,397)       204
------------------------------------------------------------------------------------------
Other total comprehensive income (loss)               (882)        69    (1,397)       204
------------------------------------------------------------------------------------------
Total comprehensive income                         $   288    $ 1,025   $   904    $ 2,293
------------------------------------------------------------------------------------------

                      Management's Discussion & Analysis of
                  Financial Condition and Results of Operations

Net income and earnings per share increased by 10.2 percent and 10.9 percent respectively for the first six months of 1999 compared to the first six months of 1998. Net income for the six months ended June 30, 1999 was $2,301,000 as compared to $2,089,000 earned for the comparable six month period of 1998. On a diluted per share basis, earnings were $0.61 as compared to $0.55 per share for the six months ended June 30, 1998. The annualized return on average assets was
0.94 percent for the six months ended June 30, 1999 as compared with 0.88 percent for the comparable period in 1998, while the annualized return on average stockholders' equity was 12.4 percent and 12.1 percent respectively. Earnings performance for the six months ended June 30, 1999, reflected increased net interest income offset by increases in non-interest expense and income tax expense. All share and per share amounts have been restated to reflect the 5% stock dividend distributed on June 1, 1999 and the 3-for-2 stock split distributed in May of 1998.

Net income for the three months ended June 30, 1999 amounted to $1,170,000 as compared to $956,000 for the comparable three month period ended June 30, 1998. On a diluted per share basis, earnings were $0.31 and $0.25 per share for the three month periods ended June 30, 1999 and 1998, while the annualized return on average assets was 0.94 percent for the three months ended June 30, 1999 compared with 0.80 percent for the comparable three month period in 1998. The annualized return on average stockholders' equity was 12.6 percent for the three month period ended June 30, 1999 as compared to 11.0 percent for the comparable three months ended June 30, 1998. Earnings performance for the second quarter of 1999 reflects an increase in net interest income and non-interest income partially offset by an increase in non-interest expense.

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

  Net Interest Income

  -------------------------------------------------------------------------------------------------------
  (dollars in thousands)
                                            Three Months Ended June 30,       Six Months Ended June 30,
                                            ----------------------------     ----------------------------
                                                                 Percent                          Percent
                                            1999     1998        Change      1999      1998        Change
                                          -------   -------      ------     -------   -------       -----
Interest income:
 Investments                              $ 4,800   $ 4,792         .17     $ 9,318   $ 9,596       (2.90)
 Loans, including fees                      3,008     2,698       11.49       5,887     5,370        9.63
 Federal funds sold and securities sold
   under agreements to repurchase             120       237      (49.37)        263       286       (8.04)
                                          -------   -------                 -------   -------
   Total interest income                    7,928     7,727        2.60      15,468    15,252        1.42
-------------------------------------------------   -------                 -------   -------
Interest expense:
 Certificates $100,000 or more                649     1,316      (50.68)      1,226     2,627      (53.33)
 Deposits                                   1,794     1,938       (7.43)      3,574     3,939       (9.27)
 FHLB advances                                485       161      201.24         965       262      268.32
 Short-term borrowings                        162       162          --         274       214       28.04
                                          -------   -------                 -------   -------

   Total interest expense                   3,090     3,577      (13.61)      6,039     7,042      (14.24)
-------------------------------------------------   -------                 -------   -------
   Net Interest  income *                   4,838     4,150       16.58       9,429     8,210       14.85
-------------------------------------------------   -------                 -------   -------
Tax-equivalent adjustment                     109        90       21.11         215       189       13.76
Net interest income on a fully
 tax-equivalent basis                     $ 4,947   $ 4,240       16.67     $ 9,644   $ 8,399       14.82
=================================================   =======                 =======   =======


* Before the provision for loan losses. NOTE: The tax-equivalent adjustment was computed based on an assumed statutory Federal income tax rate of 34 percent. Adjustments were made for interest accrued on securities of state and political subdivisions.

Net interest income on a fully tax-equivalent basis for the six months ended June 30, 1999 increased $1.2 million or 14.8 percent, from $8.4 million for the comparable six month period in 1998. The Corporation's gross interest yield rose 44 basis points to 4.21 percent from 3.77 percent in 1998 due to a 57 basis point decline in the average interest rates paid on total interest-bearing liabilities offset by a 9 basis point decline in the average yield on earning-assets from 6.93 percent in 1998 to 6.84 percent for the six months in 1999. For the six months ended June 30, 1999 interest earning-assets increased by $12.8 million on average as compared with the six months ended June 30, 1998. The 1999 first half changes in interest earning asset volumes were primarily due to an increased volume of loans and non-taxable investment securities funded primarily by cash flows from the investment portfolio, an increase in core deposits and borrowings.

Net interest income on a fully tax-equivalent basis increased $707,000 or 16.7 percent to $4.9 million for the three months ended June 30, 1999, from $4.2 million for the comparable period in 1998. The gross interest yield increased to
4.22 percent from 3.76 percent due to an 59 basis point decline in the average interest rates paid on total interest-bearing liabilities offset by a 9 basis point decline in the yield on earning-assets from 6.94 percent in 1998 to 6.85 percent in 1999. Average interest earning-assets increased by $18.7 million, as compared with the comparable three month period in 1998. The net increase in average interest-bearing liabilities was $6.5 million over the comparable three month period in 1998. The 1999 second quarter changes in average interest earning asset volumes were primarily due to increased volumes of loans and non-taxable investment securities funded primarily by core deposits cashflows from the investment portfolio and borrowings.

Interest income for the six month period ended June 30, 1999 increased by approximately $216,000 or 1.42 percent, versus the comparable period ended June 30, 1998. The primary factor contributing to the increase was the previously cited changes in the mix and growth of average earning-assets, primarily loans. The Corporation's loan portfolio increased on average $20.3 million to $155.9 million from $135.6 million in the same period of 1998. This growth was primarily driven by growth in commercial loans, commercial mortgages, and home equity lines of credit. This growth was funded primarily by increased borrowing and cashflows from the investment portfolio. The loan portfolio (traditionally the Corporation's highest yielding earning asset) represented approximately 34 percent of the Corporation's interest earning-assets (on average) for the six months ended June 30, 1999 as compared with 30 percent for the comparable period in 1998.

For the three month period ended June 30, 1999 interest income increased by $201,000 or 2.60 percent over the comparable three month period in 1998. The primary factor contributing to the increase was a higher level of loan income and tax-exempt interest income. The Corporation's loan portfolio increased on average $22.8 million to $159.4 million from $136.6 million in the same quarter in 1998, primarily driven by growth in commercial loans, commercial mortgages and home equity lines of credit. This growth was funded primarily through cash flows from the investment portfolio and borrowings. The loan portfolio represented approximately 34 percent of the Corporation's interest-earning-assets (on average) during the second quarter of 1999 and 28 percent in the same quarter in 1998. Interest income generated from the loan portfolio during the three months ended June 30, 1999 was driven by continued loan demand.

Average investment volume decreased both for the six and three month periods in 1999 compared to 1998. For the six months ended June 30, 1999 investments decreased $7.7 million to approximately $292.0 million. For the three months ended June 30, 1999 the decrease amounted to $1.9 million compared to the average investments for the second quarter of 1998. The decrease for both periods is attributable to the flatness of the yield curve as well as accelerated prepayment of principal during the second quarter of 1999 on outstanding mortgage backed securities. The flatness of the yield curve limited investment opportunities with sufficient spread to the Corporation, thereby curtailing reinvestment.

Interest expense for the six months ended June 30, 1999 decreased as a result of a more favorable mix of deposits and lower cost short-term borrowings. For the six months ended June 30, 1999, interest expense decreased $1.0 million or 14.24 percent as compared with the comparable six month period in 1998.

Interest expense for the three months ended June 30, 1999 decreased as a result of the continued growth in short-term borrowings, coupled with changes in deposit mix.

For the six months ended June 30, 1999, the Corporation's net interest spread on a tax-equivalent basis (i.e. interest income on a tax-equivalent basis as a percent of average interest-earning-assets less interest expense as a percent of total interest bearing liabilities) increased to 3.54 percent from 3.06 percent for the six months ended June 30, 1998. This increase reflected a widening of margins due to the previously discussed change in the mix and rates paid on interest bearing liabilities. The decrease in these funding costs continues to change disproportionately to the rates on new loans and investments. The yield on interest-earning assets for the six months ended June 30, 1999, declined to
6.84 percent from 6.93 percent in 1998. The average rate paid on interest-bearing liabilities decreased to 3.30 percent during the first six months of 1999 from 3.87 percent in the comparable period in 1998.

For the three months ended June 30, 1999, the Corporation's net interest spread on a tax-equivalent basis increased to 3.56 percent from 3.06 percent for the three months ended June 30, 1998. This increase reflected a widening of spreads between yields earned on loans and investments and rates paid for supporting funds. The yield on interest-earning assets for the three months ended June 30, 1999 declined to 6.85 percent from 6.94 percent in the comparable period in 1998. The average rates paid on supporting funds declined to 3.29 percent during the first six months of 1999 from 3.88 percent in the comparable period in 1998.

The contribution of non-interest-bearing sources (i.e. the differential between the average rate paid on all sources of funds and the average rate paid on interest-bearing sources) was approximately 62 and 71 basis points during the six month periods ended June 30, 1999 and 1998, respectively, and 61 and 70 basis points for the respective three month periods ended June 30, 1999 and 1998, respectively.

The following table "Analysis of Variance in Net Interest Income Due to Volume and Rates" analyzes net interest income by segregating the volume and rate components of various interest-earning assets and liabilities and the changes in the rates earned and paid by the Corporation.

Analysis of Variance in Net Interest Income Due to Volume and Rates

(Tax-Equivalent Basis)
------------------------------------------------------------------------------------------------------
                                       Three Months Ended 6/30/99         Six Months Ended 6/30/99
                                      1999/1998 Increase/(Decrease)     1999/1998 Increase/(Decrease)
                                            Due to Change in:                 Due to Change in:
                                    ------------------------------------------------------------------

     (dollars in thousands)            Average    Average      Net      Average     Average     Net
                                       Volume      Rate      Change     Volume      Rate       Change
                                       -------    -------    -------    -------    -------    -------
Interest-earning assets
Investment Securities
  Taxable                              $   (29)   $   (14)   $   (43)   $  (338)   $     9    $  (329)
  Non-taxable                               62         (6)        56         93        (16)        77
Federal funds sold and securities
 purchased under agreement to resell       (89)       (14)      (103)       520       (543)       (23)
Loans, net of unearned discount            434       (124)       310        773       (256)       517
                                       -------    -------    -------    -------    -------    -------
  Total interest-earning assets        $   378    $  (158)   $   220    $ 1,048    $  (806)       242
                                       =======    =======    =======    =======    =======    =======
Interest-bearing liabilities:
Money Market deposits                      102          8        110        144         27        171
Savings deposits                            (6)       (88)       (94)       (19)      (173)      (192)
Time deposits                             (575)      (306)      (881)    (1,210)      (581)    (1,791)
Other interest-bearing deposits             12         37         49         30         14         44
Borrowings                                 431       (105)       326        904       (139)       765
                                       -------    -------    -------    -------    -------    -------
  Total interest-bearing liabilities       (36)      (454)      (490)      (151)      (852)    (1,003)
                                       =======    =======    =======    =======    =======    =======
Change in net interest income          $   414    $   296    $   710    $ 1,199    $    46    $ 1,245
                                       =======    =======    =======    =======    =======    =======

The following table, "Average Balance Sheet with Interest and Average Rates", presents for the three months ended June 30, 1999 and 1998 the Corporation's average assets, liabilities and stockholders' equity. The Corporation's net interest income, net interest spreads and net interest income as a percentage of interest-earning assets are also reflected.

Average Balance Sheet with Interest and Average Rates

                                                                         Three Month
                                                                    Period Ended June 30,

                                                          1999                               1998
                                             --------------------------------   --------------------------------
                                                        Interest    Average                 Interest   Average
                                             Average    Income/       Yield/    Average     Income/      Yield/
(tax equivalent basis, dollars in            Balance    Expense        Rate     Balance     Expense       Rate
thousands)
-----------------------------------        ---------------------------------------------------------------------
Assets
Interest-earning assets:
  Investment securities:
    Taxable                                $  281,678  $    4,589       6.52%  $   287,113 $    4,692      6.54%

    Non-taxable                                18,659         320       6.86%       15,078        264      7.00%
  Federal funds sold and securities
  purchased under agreement to resell           9,455         120       5.08%       11,667        163      5.59%
  Loans, net of unearned income (1)           159,396       3,008       7.55%      136,640      2,698      7.90%
                                             --------  ----------   --------   ----------- ----------    ------
         Total interest-earning assets        469,188       8,037       6.85%      450,498      7,817      6.94%
                                                       ----------                          ----------


Non-interest earning assets
  Cash and due from banks                      13,017                               11,543
  Other assets                                 18,299                               17,541
Allowance for possible loan losses             (1,345)                              (1,309)
                                             ---------                          ----------
         Total non-interest earning
          assets                               29,971                               27,775
                                             ---------                          ----------
         Total assets                      $  499,159                          $   478,273
                                             ---------                          ----------

Liabilities and stockholders' equity
Interest-bearing liabilities:
  Money Market deposits                    $   70,736         529       2.99%  $    57,040        419      2.94%
  Savings deposits                             75,424         367       1.95%       76,487        461      2.41%
  Time deposits                               121,590       1,361       4.48%      169,651      2,239      5.28%
  Other interest bearing deposits              47,368         184       1.55%       43,724        135      1.24%
  Borrowings                                   60,289         649       4.31%       22,048        323      5.86%
                                             ---------   --------   ----------   ----------  ---------  ---------
         Total interest-bearing
          liabilities                         375,407       3,090       3.29%  $   368,950      3,577      3.88%
                                             ---------                           ----------

Noninterest-bearing liabilities:
  Demand deposits                              82,695                               71,086
  Other noninterest-bearing deposits              386                                  379
  Other liabilities                             3,372                                3,043
                                             ---------                          ----------
         Total noninterest-bearing
          liabilities                          86,453                               74,508
Stockholders' equity                           37,299                               34,815
                                             ---------                          ----------
         Total liabilities and
          stockholders' equity             $  499,159                          $   478,273
                                             ---------                          ----------

Net interest income (tax-equivalent basis)             $    4,947                          $    4,240
                                                        ---------                           ---------
Net Interest Spread                                                     3.56%                              3.06%
                                                                    ---------                          ---------
Net interest income as percent
 of earning-assets                                                      4.22%                              3.76%
                                                                    ---------                          ---------
Tax equivalent adjustment                                    (109)                                (90)
                                                        ---------                           ---------
Net interest income                                    $    4,838                          $    4,150
                                                        ---------                           ---------

 (1) Includes loan fees (fee income is not material)

The following table, "Average Balance Sheet with Interest and Average Rates", presents for the six months ended June 30, 1999 and 1998 the Corporation's average assets, liabilities and stockholders' equity. The Corporation's net interest income, net interest spreads and net interest income as a percentage of interest-earning assets are also reflected.

Average Balance Sheet with Interest and Average Rates

                                                                            Six Month
                                                                       Period Ended June 30,
                                                              1999                           1998
                                               --------------------------------   --------------------------------
                                                          Interest    Average                Interest    Average
                                               Average    Income/       Yield/    Average    Income/       Yield/
(tax equivalent basis, dollars in              Balance    Expense        Rate     Balance    Expense        Rate
thousands)
-----------------------------------          ---------------------------------------------------------------------
Assets
Interest-earning assets:
  Investment securities:
    Taxable                                  $  273,467 $    8,900       6.51%  $ 283,845  $    9,229       6.50%
    Non-taxable                                  18,516        633       6.84%     15,807         556       7.03%
  Federal funds sold and securities
  purchased under agreement to resell            10,438        263       5.04%     10,176         286       5.62%
  Loans, net of unearned income (1)             155,885      5,887       7.55%    135,647       5,370       7.90%
                                             ---------- ----------   --------   ---------  ----------    --------
         Total interest-earning assets          458,306     15,683       6.84%    445,475      15,441       6.93%
                                                        ----------                         ----------

Non-interest earning assets
  Cash and due from banks                        13,072                            12,301
  Other assets                                   18,091                            17,555
Allowance for possible loan losses               (1,337)                           (1,294)
                                               --------                          --------
         Total non-interest earning
          assets                                 29,826                            28,562
                                               --------                          --------
         Total assets                        $  488,132                         $ 474,037
                                               --------                          --------

Liabilities and stockholders' equity
Interest-bearing liabilities:
  Money Market deposits                      $   67,546      1,004       2.97%  $  57,780         833       2.88%
  Savings deposits                               75,049        729       1.94%     76,680         921       2.40%
  Time deposits                                 120,000      2,707       4.51%    170,882       4,498       5.26%
  Other interest bearing deposits                46,284        358       1.55%     42,334         314       1.48%
  Borrowings                                     57,274      1,241       4.33%     16,707         476       5.70%
                                               --------  ---------   ---------   --------   ---------   ---------
         Total interest-bearing
          liabilities                           366,153      6,039       3.30%  $ 364,383       7,042       3.87%
                                               --------                          --------

Noninterest-bearing liabilities:
  Demand deposits                                80,835                            71,612
  Other noninterest-bearing deposits                411                               418
  Other liabilities                               3,534                             3,090
                                               --------                          --------
         Total noninterest-bearing
         liabilities                             84,780                            75,120
Stockholders' equity                             37,199                            34,534
                                               --------                          --------
         Total liabilities and
          stockholders' equity               $  488,132                         $ 474,037
                                               --------                          --------

Net interest income (tax-equivalent basis)               $   9,644                        $     8,399
                                                         ---------                          ---------
Net Interest Spread                                                      3.54%                              3.06%
                                                                      ---------                          ---------
Net interest income as percent
 of earning-assets                                                       4.21%                              3.77%
                                                                      ---------                          ---------
Tax equivalent adjustment                                      215                                189
                                                         ---------                          ---------
Net interest income                                      $   9,429                        $     8,210
                                                         ---------                          ---------

(1) Includes loan fees (fee income is not material)

Investments

For the six months ended June 30, 1999, the average volume of investment securities decreased by $7.7 million as compared to the same period in 1998. The tax-equivalent yield on investments increased to 6.53 percent or 1 basis point from a yield of 6.52 percent during the six month period ended June 30, 1998. The yield on the investment portfolio during the first six months of 1999 was maintained through the purchase of higher coupon callable securities to replace, in certain cases, higher yielding investments which had matured, were prepaid, or were called.

For the three months ended June 30, 1999, the average volume of investment securities decreased by $1.9 million to $300.3 million from approximately $302.2 million on average for the same three month period in 1998. The tax-equivalent yield on the investments was 6.54 percent and 6.56 percent in 1999 and 1998, respectively.

The impact of repricing activity on yields was lessened by a change in bond segmentation and some extension where risk is relatively minimal within the portfolio, resulting in wider spreads. Securities available-for-sale are a part of the Corporation's interest rate risk management strategy and may be sold in response to changes in interest rates, changes in prepayment risk, liquidity management and other factors.

For the six months ended June 30, 1999, the total investment portfolio excluding overnight investments, averaged $292.0 million, or 63.7 percent of earning-assets, as compared to $299.7 million or 67.2 percent for the six months ended June 30, 1998. The principal components of the investment portfolio are U.S. Government Treasury and Federal Agency callable and noncallable securities, including agency issued collateralized mortgage obligations.

Loans

Loan growth during the first six months of 1999 occurred in all segments of the loan portfolio. This growth resulted from the Corporation's business development efforts enhanced by the Corporation's entry into new markets through branching. The decrease in the yield of the portfolio was the result of a decline in the prime rate coupled with a competitive rate structure to attract new loans and by the heightened competition for lending relationships that exists in the market area. The Corporation's desire to grow this segment of the earning asset mix is reflected in its current business development plan and marketing plans, as well as its tactical strategic plan.

Analyzing the loan portfolio for the six months ended June 30, 1999, average loan volume increased $20.2 million or 14.92 percent, while portfolio yield declined 35 basis points to 7.55 percent, compared with the same period in 1998. The volume related factors contributed increased earnings of $773,000 offset by a decline of $256,000 in the rate related change. The increased total average loan volume was due primarily to increased customer activity and new markets. For the three months ended June 30, 1999, average loan volume increased $22.8 million, while the portfolio yield decreased 35 basis points as compared with the same period in 1998. The volume related factors contributed increased earnings of $434,000 offset by a decline of $124,000 due to rate related changes. Total average loan volume increased to $159.4 million with a net interest yield of 7.55 percent, as compared to $136.6 million with a yield of
7.90 percent for the three months ended June 30, 1998.

Allowance for Loan Losses

The purpose of the allowance for loan losses is to absorb the impact of losses inherent in the loan portfolio. Additions to the allowance are made through provisions charged against current operations and through recoveries made on loans previously charged-off. The allowance for loan losses is maintained at an amount considered adequate by Management to provide for potential credit losses based upon a periodic evaluation of the risk characteristics of the loan portfolio. In establishing an appropriate allowance, an assessment of the individual borrowers, a determination of the value of the underlying collateral, a review of historical loss experience and an analysis of the levels and trends of loan categories, delinquencies, and problem loans are considered. Such factors as the level and trend of interest rates and current economic conditions are also reviewed. At June 30, 1999 the level of the Corporation's allowance was $1,357,000 as compared to a level of $1,327,000 at June 30, 1998. The provision for loan losses during the six and three month periods ended June 30, 1999 amounted to $36,000 and $18,000, respectively, compared to $60,000 and $30,000 during the six and three month periods ended June 30, 1998, respectively.

Various regulatory agencies, as an integral part of their examination process, periodically review the Corporation's allowance for loan losses. Such agencies may require the Corporation to increase the allowance based on their analysis of information available to them at the time of their examinations. The allowance for loan losses as a percentage of total loans amounted to 0.84 percent and 0.95 percent at June 30, 1999, and 1998, respectively. In Management's view the level of the allowance as of June 30, 1999 is adequate to cover losses inherent in the loan portfolio.

During the six month period ended June 30, 1999, the Corporation did not experience any substantial credit problems within its loan portfolio. Net charge-offs were approximately $5,000. At June 30, 1999 the Corporation had non-accrual loans amounting to $265,000, as compared with $143,000 of non-accrual loans at June 30, 1998. The Corporation continues to aggressively pursue collections of principal and interest on loans previously charged-off.

The Corporation defines impaired loans to consist of non-accrual loans and loans internally classified as substandard or below, in each instance above an established dollar threshold of $250,000. All loans below the established dollar threshold are considered homogenous and are collectively evaluated for impairment. The Corporation did not have any impaired loans in either 1999 or 1998.

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

Changes in the allowance for possible loan losses for the period ended June 30, 1999 and 1998, respectively, are set forth below.

Allowance for loan losses
 (Dollars in thousands)
-----------------------------------------------------------------------------
                                     Six Months Ended June 30,
                                                          1999           1998
                                                          ----           ----

          Average loans outstanding                       $155,885    $135,647
          --------------------------------------------------------------------
          Total loans at end of period                     161,022     139,524
          --------------------------------------------------------------------
          Analysis of the allowance for loan losses
          Balance at the beginning of year                   1,326       1,269
           Charge-offs:
           Commercial                                            0           0
           Real estate-mortgage                                  0           0
           Installment loans                                     8           8
          --------------------------------------------------------------------
             Total charge-offs                                   8           8
          Recoveries:
           Commercial                                            0           0
           Real estate-mortgage                                  0           0
           Installment loans                                     3           6
          --------------------------------------------------------------------
             Total recoveries                                    3           6
          Net Charge-offs:                                       5           2
          --------------------------------------------------------------------
          Provision for Loan Losses                             36          60
          ====================================================================
           Balance at end of period                       $  1,357    $  1,327
          ====================================================================
          Ratio of net charge-offs during the period to
           average loans outstanding during the period        0.00%       0.00%
          --------------------------------------------------------------------

          Allowance for loan losses as a percentage of
          total loans                                         0.84%       0.95%
          --------------------------------------------------------------------

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

At June 30, 1999, December 31, 1998 and June 30, 1998, the Corporation had no restructured loans. Non-accrual loans amounted to $265,000 at June 30, 1999, and were comprised of one residential mortgage loan, and three home equity loans, a student loan and two installment loans. At December 31, 1998 non-accrual loans amounted to $41,000 comprised of two home equity loans. At June 30, 1998, non-accrual loans amounted to $143,000 and were comprised of one residential mortgage and two home equity loans. At June 30, 1999 the Corporation did not have any loans 90 days past due and still accruing. Such loans amounted to $24,000 at December 31, 1998 and $81,000 at June 30, 1998.

         -------------------------------------------------------------------
         Non-Performing Loans                               Six Months Ended
                                                                 June 30

         (Dollars in thousands)                             1999        1998
         ===================================================================
         Loans past due 90 days and still accruing        $    0      $   81
         Non-accrual loans                                   265         143
         -------------------------------------------------------------------
         Total non-performing loans                       $  265      $  224
         ===================================================================

At June 30, 1999 and December 31, 1998 the Corporation's other real estate owned
(OREO) consisted of a closed branch facility with a carrying value of approximately $73,000. The Corporation did not have any OREO at June 30, 1998.

Other Non-Interest Income

The following table presents the principal categories of non-interest income for the three and six month periods ended June 30, 1999 and 1998.

------------------------------------------------------------------------------------------------------
                                                   Three Months Ended                 Six Months Ended
                                                        June 30,                          June 30,
(dollars in thousands)
                                             1999    1998     % change     1999       1998     % change
-------------------------------------------------------------------------------------------------------
Other income:
 Service charges, commissions and fees       $221     $168      31.55      $397       $348      14.08
 Other income                                  49       38      28.95       119         81      46.91
-------------------------------------------------------------------------------------------------------
      Total other income                     $270     $206      31.07      $516       $429      20.28
=======================================================================================================


For the six month period ended June 30, 1999, total other (non-interest) income, reflects an increase of $87,000 or 20.28 percent compared with the comparable six month period ended June 30, 1998. This increase was primarily a result of higher service charges, commissions, and fees on deposit accounts including an increase in ATM surcharge income. The increase in other income is attributable to higher letter of credit income.

For the three months ended June 30, 1999, total other (non-interest) income, increased $64,000 or 31.07 percent as compared to the three months ended June 30, 1998. The increase in other income is primarily due to the increase in service charges, commissions and fees which primarily increased as a result of an increase in business activity.

Other Non-Interest Expense

The following table presents the principal categories of non-interest expense for the three and six month periods ended June 30, 1999 and 1998.

  -------------------------------------------------------------------------------------------------------------
                                           Three Months Ended                   Six Months Ended
  (dollars in thousands)                        June 30,                            June 30,
                                           1999         1998                    1999        1998
  Other expense:                                                  % change                        % change
                                           ---------------------------------------------------------------------
     Salaries and employee benefits        $1,647       $1,431      15.09     $3,315       $2,766          19.85
     Occupancy expense, net                   299          258      15.89        596          520          14.62
       Premise & equipment expense            343          283      21.20        663          554          19.68
     Stationery and printing expense          183          146      25.34        274          187          46.52
     Marketing & Advertising                  138           93      48.39        303          202          50.00
     Legal and Consulting                      93          103      (9.71)       138          212         (34.91)
     Other expenses                           609          529      15.12      1,155          979          17.98
                                           ------       ------                ------       ------         ------
     Total other expense                   $3,312       $2,843      16.50     $6,444       $5,420          18.89
                                           ======       ======                ======       ======          =====

The level of operating expenses during the first six months of 1999 was unfavorably impacted by an increase in all expense categories except for legal and consulting expense. While management continues to emphasize expense control, the year to year increase in expenses are attributable to the continued investment in technology and the need to attract, develop, and retain high caliber employees. The Corporation's ratio of other expenses (annualized) to average assets increased to 2.64 percent in the first six months of 1999 from
2.29 percent for the first six months of 1998. The Corporation's efficiency ratio (defined as non-interest expenses divided by tax-equivalent net interest income plus non-interest income) at June 30, 1999 was 63.4 percent compared to
61.4 percent at June 30, 1998.

Salaries and employee benefits increased $549,000 or 19.9 percent in the six months of 1999 over the comparable six month period ended June 30, 1998. This increase is primarily attributable to higher staffing levels, normal merit increases, promotional raises and higher benefit costs. Staffing levels overall increased to 156 full-time equivalent employees at June 30, 1999 compared to 144 full-time equivalent employees at June 30, 1998.

Occupancy and Bank premise and equipment expenses for the six months ended June 30, 1999 increased $185,000 or 17.2 percent over the comparable six month period in 1998. This increase in Bank premise and equipment expense in 1999 is primarily attributable to higher operating costs (utilities, rent, real estate taxes and general repair and maintenance) of the Corporation's facilities coupled with higher equipment maintenance and repair and depreciation expenses.

Stationery and printing expenses for the six months increased $87,000 or 46.5 percent compared to 1998 and reflect costs associated with the increase in the branch network and generally higher business activity.

Marketing and advertising increased $101,000 or 50.0 percent in 1999 compared to 1998 and included the expenses associated with the reopening of the Springfield branch and the grand opening of the Summit branch.

For the three month period ended June 30, 1999 total other (non-interest) expenses increased $469,000 or 16.5 percent over the comparable three months ended June 30, 1998. Increases were recorded in all expense categories except for legal and consulting expense. The Corporation's efficiency ratio for the three months ended June 30, 1999 was 63.5 percent compared with 63.8 percent for the comparable period ended June 30, 1998.

Provision for Income Taxes

The effective tax rate for the six month period ended June 30, 1999 was 33.6 percent as compared to 33.9 percent for the six months ended June 30, 1998. The effective tax rate for the six months ended June 30, 1999 approximates the statutory federal tax rate of 34 percent. The decrease in the effective tax rates reflects the increased tax-exempt interest income on obligations of states and political subdivisions.

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

At June 30, 1999, the Corporation reflects a negative interest sensitivity gap (or an interest sensitivity ratio) of 0.80:1.0 at the cumulative one year position. The maintenance of a liability-sensitive position during the first six months of 1999 did not have an adverse impact on the Corporation's net interest margins; however, based on management's perception that interest rates will continue to be volatile, emphasis has been placed on interest-sensitivity matching with the objective of achieving a stable net interest spread during the balance of 1999.

Liquidity

The liquidity position of the Corporation is dependent on successful management of its assets and liabilities so as to meet the needs of both deposit and credit customers. Liquidity needs arise principally to accommodate possible deposit outflows and to meet customers' requests for loans. Such needs can be satisfied by scheduled principal loan repayments, maturing investments, short-term liquid assets and deposit in-flows. The objective of liquidity management is to enable the Corporation to maintain sufficient liquidity to meet its obligations in a timely and cost-effective manner. Management monitors current and projected cashflows, and adjusts positions as necessary to maintain adequate levels of liquidity. By using a variety of potential funding sources and staggering maturities, the risk of potential funding pressure is significantly reduced. Management also maintains a detailed liquidity contingency plan designed to adequately respond to situations which could lead to liquidity concerns. Anticipated cash-flows at June 30, 1999, projected to June of 2000, indicates that the Bank's liquidity should remain strong, with an approximate projection of $115.6 million in anticipated cashflows over the next twelve months. This projection represents a forward-looking statement under the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from this projection depending upon a number of factors, including the liquidity needs of the Bank's customers, the availability of sources of liquidity and general economic conditions.

The Corporation derives a significant proportion of its liquidity from its core deposit base. For the six month period ended June 30, 1999, average core deposits (comprised of total demand, savings accounts and money market accounts under $100,000) represented 58.7 percent of total deposits as compared with 50.9 percent on average in the comparable period in 1998. More volatile rate sensitive deposits, concentrated in time certificates of deposit of $100,000 or more, for the six month period ended June 30, 1999, decreased by $44.3 million or 43.9 percent to 14.5 percent on average of total deposits from 24.0 percent during the six months ended June 30, 1998.

Average funding sources during the six months ended June 30, 1999 increased by approximately $11.3 million compared to 1998. The increase was due to an increase in non-interest demand deposits and short-term borrowings, primarily advances from the FHLB. Non-interest bearing funding sources as a percentage of the funding mix increased to 18.1 percent on average as compared to 16.5 percent for the six month period ended June 30, 1998

Short-term borrowings can be used to satisfy daily funding needs. Balances in these accounts fluctuate significantly on a day-to-day basis. The Corporation's principal short-term funding sources are securities sold under agreement to repurchase and advances from the Federal Home Loan Bank (FHLB). Average short-term borrowings during the first six months of 1999 were $57.3 million, an increase of $40.6 million or 242.8 percent from $16.7 million in average short-term borrowings during the comparable six months ended June 30, 1998.

Cash Flow

The consolidated statements of cash flows present the changes in cash and cash equivalents from operating, investing and financing activities. During the six months ended June 30, 1999, cash and cash equivalents (which decreased overall by $3.7 million) were provided (on a net basis) by approximately $1.7 million in cash flows from operating activities and by $26.4 million in cash flows provided by financing activities. A total of $31.7 million was used in investing activities; of that amount $10.9 million was used to increase loans, $15.7 was used to purchase securities for the held to maturity portfolio and $4.1 million to purchase securities for the available-for-sale portfolio.

Stockholders' Equity

Stockholders' equity averaged $37.2 million for the six month period ended June 30, 1999, an increase of $2.7 million or 7.7 percent from $34.5 million, for the same period in 1998. The Corporation's dividend reinvestment and optional stock purchase plan contributed $177,000 in new capital for the six months ended June 30, 1999 as compared with $165,000 for the comparable period in 1998. Tangible book value per common share was $8.96 at June 30, 1999 as compared to $9.02 at December 31, 1998, and 8.51 at June 30, 1998. All share amounts have been restated to reflect the 5% stock dividend distributed on June 1, 1999 to stockholders of record May 18, 1999 and the 3-for-2 stock split distributed on May 28, 1998.

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

Risk-Based Capital/Leverage

FDIC regulations require banks to maintain minimum levels of regulatory capital. Under the regulations in effect at June 30, 1999, the Bank was required to maintain (i) a minimum leverage ratio of Tier 1 capital to total adjusted assets of 4.0%, and (ii) minimum ratios of Tier 1 and total capital to risk-weighted assets of 4.0% and 8.0%, respectively.

At June 30, 1999, total Tier l capital (defined as tangible stockholders' equity for common stock and certain perpetual preferred stock) amounted to $34.2 million or 6.88 percent of total assets. The total Tier II leverage capital ratio was 7.15 percent of total assets. Tier I capital excludes the effect of SFAS No. 115, which amounted to $284,000 of net unrealized losses, after tax, on securities available-for-sale (included as a component of other comprehensive income) and goodwill of approximately $2.9 million as of June 30, 1999.

At June 30, 1999, the Corporation's estimated Tier I risk based and total risk-based capital ratios were 15.84 percent and 16.51 percent, respectively. These ratios are well above the minimum guidelines of capital to risk-adjusted assets in effect as of June 30, 1999.

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

As of June 30, 1999, management believes that the Bank and the Corporation meet all capital adequacy requirements to which they are subject.

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

As of June 30, 1999, management has completed all phases of the plan, including identification, modification, and testing. Management believes that the Corporation is currently compliant with regulatory milestone dates. At present, total costs to the Corporation of achieving Year 2000 compliance are estimated at $470,000 of which the Corporation has incurred $367,000 as of June 30, 1999. Approximately 75 to 80 percent has been invested in new technology while the remainder approximates the amount of direct expense. However, management believes that such costs may rise if and when additional issues arise that may require additional expenditures to make the Corporation Year 2000 compliant. In addition management completed the evaluation process necessary to formulate a comprehensive contingency plan. As part of the contingency planning, the Corporation implemented a due diligence process that identified significant customers, and third parties posing material Year 2000 risks, evaluated their Year 2000 preparedness, assessed their Year 2000 risk and considered appropriate risk controls. The contingency planning process was completed during the fourth quarter of 1998 and implementation of the various components of the contingency plan was achieved during the second quarter of 1999. Management's goal was to be compliant with regulatory guidelines by June 1999, although no assurances can be given that the Corporation's information technology systems or those of a third party on which the Corporation relies will be Year 2000 compliant by the year 2000 or that the Corporation's contingency plans will mitigate the effects of any noncompliance. An interruption of the Corporation's ability to conduct its business due to a Year 2000 readiness problem including a failure by suppliers, distributors and other third parties to successfully address Year 2000 issues, could have a material adverse affect on the Corporation's business operations, liquidity, or financial condition. Any projections herein regarding Year 2000 compliance constitute a forward-looking statements under the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from the Corporation's forward-looking statements as a result of a variety of factors, including potential unavailability of technological resources, increased expenses associated with obtaining such resources and unanticipated technological difficulties.

Item 3   Qualitative and Quantitative Disclosures about Market Risks

The primary market risk faced by the Corporation is interest rate risk. The Corporation's Asset/Liability Committee ("ALCO") monitors the changes in the movement of funds and rate and volume trends to enable appropriate management response to changing market and rate conditions.

The Corporation's income simulation model analyzes interest rate sensitivity by projecting net interest income over the next 24 months in a flat rate scenario versus net interest in alternative interest rate scenarios. Management reviews and refines its interest rate risk management process in response to the changing economic climate. Currently, the Corporation's model projects a 200 basis point change in rates during the first year, in even monthly increments, with rates held constant in the second year. The Corporation's ALCO has established that interest income sensitivity will be considered acceptable if net interest income in the above interest rate scenario is within 10% of net interest income in the flat rate scenario in the first year and within 20% over the two year time frame. At June 30, 1999, the Corporation's income simulation model indicates an acceptable level of interest rate risk, with no significant change from December 31, 1998.

Management also monitors interest rate risk by utilizing a market value of equity model. The model computes estimated changes in net portfolio value ("NPV") of its cash flows from the Corporation's assets and liabilities in the event of a change in market interest rates. NPV represents the market value of portfolio equity and is equal to the market value of assets minus the market value of liabilities. This analysis assesses the risk of gain or loss in market risk sensitive instruments in the event of an immediate and sustained 200 basis point increase or decrease in market interest rates. The Corporation's ALCO policy indicates that the level interest rate risk is acceptable if the immediate 200 basis point change in interest rates would not result in the loss of more than 25% from the base market value of equity. At June 30, 1999, the market value of equity indicates an acceptable level of interest rate risk, with no significant change since December 31, 1998.

Computation of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and duration of deposits, and should not be relied upon as indicative of actual results. Further, the computations do not contemplate any actions that ALCO could undertake in response to changes in interest rates.


II.  OTHER INFORMATION

Item 1   Legal proceedings

The Corporation is subject to claims and lawsuits which arise primarily in the ordinary course of business. Based upon the information currently available, it is the opinion of management that the disposition or ultimate determination of such claims will not have a material adverse impact on the consolidated financial position or results of operations, or liquidity of the Corporation. This statement represents a forward-looking statement under the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from this statement, primarily due to the uncertainties involved in legal processes.

Item 2   Changes in Securities

On April 13, 1999, the Board of Directors of the registrant declared a 5% stock dividend on the common stock of the Corporation, payable on June 1, 1999 to stockholders of record on May 18, 1999. All share data has been retroactively adjusted for the common stock dividend.

Item 4   Submission of Matters to Vote of Security Holders

None


Item 6   Exhibits and Reports on Form 8-K

                  A) Exhibits: Exhibit (27-1) - Center Bancorp, Inc. Financial Data - Schedule - June 30, 1999

                  B)       Reports on Form 8-K
                           There were no reports on Form 8-K filed during the three months ended June 30, 1999.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf, by the undersigned, thereunto duly authorized.





                                             CENTER BANCORP, INC.


DATE:     8/13/99                            /s/ Anthony C. Weagley
                                             ------------------------------
                                             Anthony C. Weagley, Treasurer
                                             (Chief Financial Officer)