Form 10-Q
period 1999-09-30
CENTER BANCORP INC
filed 1999-11-15
CIK 712771

                        SECURITIES & EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

     (Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 1999 OR

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

                  Yes|X|                             No|_|

Shares outstanding on September 30, 1999
----------------------------------------
Common stock, no par value: 3,788,856 shares

                              CENTER BANCORP, INC.


INDEX TO FORM 10-Q


PART I.  FINANCIAL INFORMATION                                              Page

         Item 1.  Financial Statements
                  Consolidated Statements of  Condition
                  at September 30, 1999 (Unaudited) and December 31, 1998      3

                  Consolidated Statements of Income for the
                  Three and Nine Months Ended September 30, 1999 and 1998
                  (Unaudited)                                                  4

                  Consolidated Statements of Cash Flows for the
                  Nine Months Ended September 30, 1999 and 1998
                  (Unaudited)                                                  5

                  Notes to the Consolidated Financial Statements             6-7

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations             7-21

         Item 3.  Qualitative and Quantitative Disclosures about
                  Market Risks                                                22



PART II.          OTHER INFORMATION

         Item 1.  Legal Proceedings                                           23

         Item 2.  Changes in Securities                                       23

         Item 6.  Exhibits                                                    23

                  Signature                                                   24

                  Exhibit Index/Data Schedule                                 25





30-September-99            Center Bancorp, Inc. Form 10Q                       2

Center Bancorp, Inc.
Consolidated Statements of Condition

                                                                                      September 30,              December 31,
  (Dollars in thousands)                                                                 1999                       1998
------------------------------------------------------------------------------------------------------------------------------------
                                                                                      (unaudited)
Assets:
    Cash and due from banks                                                          $   12,366                   $   15,975

  Investment securities held to maturity (approximate
     market value of $189,759 in 1999 and $174,184 in 1998)                             193,671                      172,014
  Investment securities available-for-sale                                              122,813                      115,952
------------------------------------------------------------------------------------------------------------------------------------
      Total investment securities                                                       316,484                      287,966
  Loans, net of unearned income                                                         164,789                      150,099
    Less - Allowance for loan losses                                                     (1,348)                      (1,326)
------------------------------------------------------------------------------------------------------------------------------------
        Net loans                                                                       163,405                      148,773
------------------------------------------------------------------------------------------------------------------------------------
  Premises and equipment, net                                                             9,877                        9,426
  Accrued interest receivable                                                             5,136                        4,120
  Other assets                                                                              829                          815
  Goodwill                                                                                2,817                        3,059
------------------------------------------------------------------------------------------------------------------------------------
        Total assets                                                                 $  510,914                   $  470,134
====================================================================================================================================
Liabilities
  Deposits:
    Non-interest bearing                                                             $   88,425                   $   82,072
    Interest bearing:
      Certificates of deposit $100,000 and over                                          52,882                       53,056
      Savings and  time deposits                                                        246,535                      242,039
------------------------------------------------------------------------------------------------------------------------------------
        Total deposits                                                                  387,842                      377,167
  Federal funds purchased and securities sold under
    agreements to repurchase                                                             28,592                       12,602
Federal Home Loan Bank advances                                                          55,000                       40,000
  Accounts payable and accrued liabilities                                                2,631                        3,734
------------------------------------------------------------------------------------------------------------------------------------
        Total Liabilities                                                               474,065                      433,503

Stockholders' equity:
Common stock, no par value:
Authorized 20,000,000 shares; issued 4,248,318 and
   4,222,559 shares in 1999 and 1998  respectively                                        7,866                        7,616
Additional paid in capital                                                                3,748                        3,660
Retained earnings                                                                        27,795                       25,978

  Less - Treasury stock at cost (459,462 shares in 1999 and 485,642 shares
  in 1998 respectively)                                                                  (1,694)                      (1,736)
  Accumulated other comprehensive (loss) income                                            (866)                       1,113
------------------------------------------------------------------------------------------------------------------------------------
        Total stockholders' equity                                                       36,849                       36,631
------------------------------------------------------------------------------------------------------------------------------------
        Total liabilities and stockholders' equity                                   $  510,914                   $  470,134
====================================================================================================================================

All share amounts have been restated to reflect the 5% stock dividend distributed June 1, 1999 to stockholders of record May 18, 1999 and the 3-for-2 stock split distributed on May 29, 1998.

          See Accompanying Notes To Consolidated Financial Statements

30-September-99             Center Bancorp, Inc.  Form 10Q                     3

Center Bancorp, Inc
Consolidated Statements of Income
(unaudited)


                                                                  Three Months Ended             Nine Months Ended
                                                                      September 30,                 September 30,
                                                               ---------------------------    --------------------------
(Dollars in thousands)                                            1999           1998            1999           1998
----------------------------------------------------           ------------   ------------    ------------   -----------
Interest income:
  Interest and fees on loans                                     $   3,088      $   2,738        $  8,975      $  8,108
  Interest and dividends on investment securities:
    Taxable interest income                                          4,771          4,700          13,671        13,929
    Nontaxable interest income                                         210            166             628           533

  Interest on Federal funds sold and securities
     purchased under agreement to resell                               102            154             365           440
------------------------------------------------------------------------------------------------------------------------------------
        Total interest income                                        8,171          7,758          23,639        23,010
------------------------------------------------------------------------------------------------------------------------------------
Interest expense:
  Interest on certificates of deposit $100,000 or more                 736            995           1,962         3,622
  Interest on savings and time deposits                              1,857          2,040           5,431         5,979
  Interest on borrowings                                               690            371           1,929           847
------------------------------------------------------------------------------------------------------------------------------------
        Total interest expense                                       3,283          3,406           9,322        10,448
        Net interest income                                          4,888          4,352          14,317        12,562
------------------------------------------------------------------------------------------------------------------------------------
Provision for loan losses                                               36             30              72            90
Net interest income after provision for loan losses                  4,852          4,322          14,245        12,472
------------------------------------------------------------------------------------------------------------------------------------
Other income:
  Service charges, commissions and fees                                235            188             632           536
  Other income                                                          51             74             170           155
------------------------------------------------------------------------------------------------------------------------------------
        Total other income                                             286            262             802           691
------------------------------------------------------------------------------------------------------------------------------------

Other expense:
  Salaries and employee benefits                                     1,749          1,534           5,064         4,300
  Occupancy expense, net                                               330            285             926           805
  Premises and equipment expense                                       303            317             966           871
  Stationery and printing expense                                       82            130             356           317
  Marketing and advertising                                            116            161             419           363
  Other expenses                                                       767            674           2,060         1,865
------------------------------------------------------------------------------------------------------------------------------------
        Total other expense                                          3,347          3,101           9,791         8,521
------------------------------------------------------------------------------------------------------------------------------------
        Income before income tax expense                             1,791          1,483           5,256         4,642
   Income tax expense                                                  629            504           1,793         1,574
------------------------------------------------------------------------------------------------------------------------------------
        Net income                                              $    1,162      $     979       $   3,463      $  3,068
====================================================================================================================================

Earnings per share
Basic                                                           $     0.31      $    0.26       $    0.92      $   0.82
Diluted                                                               0.31           0.26            0.91          0.81
------------------------------------------------------------------------------------------------------------------------------------
Average weighted common shares outstanding
Basic                                                            3,787,193      3,748,815       3,773,417     3,737,265
Diluted                                                          3,805,261      3,777,723       3,796,890     3,774,136
====================================================================================================================================


All share and per share amount s have been restated to reflect the 5% dividend distributed June 1, 1999 to stockholders of record May 18, 1999 and the 3-for-2 stock split distributed on May 29, 1998.

           See Accompanying Notes To Consolidated Financial Statements



30-September-99             Center Bancorp, Inc.  Form 10Q                     4

Center Bancorp, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

                                                    \                       Nine Months Ended
                                                                               September 30,
(Dollars in thousands)                                                    1999               1998
-------------------------------------------------------               --------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                         $     3,463        $    3,068
    Adjustments to reconcile net income to net cash
       Provided by operating activities:
       Depreciation and amortization                                         1,068             1,029
       Provision for loan losses                                                72                90
       (Increase) decrease in accrued interest receivable                   (1,016)              150
       Increase in other assets                                                (14)             (310)
       (Decrease) increase in other liabilities                             (1,103)            1,013
       Amortization of premium and accretion of
          discount on investment securities, net                                18               167
---------------------------------------------------------------------------------------------------------
          Net cash provided by operating activities                          2,488             5,207
---------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from maturities of securities available-for-sale               22,998            56,230
    Proceeds from maturities of securities held-to-maturity                 42,465            47,875
    Proceeds from sales of investment securities available-for-sale          2,997                 0
    Purchase of securities available-for-sale                              (34,246)          (50,923)
    Purchase of securities held-to-maturity                                (64,730)          (48,814)
    Net increase in loans                                                  (14,704)          (10,463)
    Property and equipment expenditures, net                                (1,277)             (903)
---------------------------------------------------------------------------------------------------------
   Net cash used in investing activities                                   (46,497)           (6,998)
---------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net (decrease) increase in deposits                                     10,675           (58,763)
    Dividends paid                                                          (1,645)           (1,485)
    Proceeds from issuance of common stock                                     380               459
    Net increase in borrowings                                              30,990            47,961
---------------------------------------------------------------------------------------------------------
          Net cash provided by (used in) financing activities               40,400           (11,828)
---------------------------------------------------------------------------------------------------------

          Net decrease in cash and cash equivalents                         (3,609)          (13,619)
---------------------------------------------------------------------------------------------------------

Cash and cash equivalents at beginning of period                            15,975            26,110
---------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                            $     12,366       $    12,491
=========================================================================================================
Supplemental disclosures of cash flow information:
    Interest paid on deposits and short-term borrowings:              $      9,422       $    10,470
    Income taxes                                                      $      1,708       $     1,452




30-September-99             Center Bancorp, Inc.  Form 10Q                     5

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

In the opinion of Management, all adjustments necessary for a fair presentation of the Corporation's financial position and results of operations for the interim periods have been made. Such adjustments are of a normal recurring nature. All share and per share amounts have been restated to reflect the 5% stock dividend distributed June 1, 1999 to stockholders of record May 18, 1999. Also reflected and restated for all prior periods is the 3-for-2 stock split distributed on May 29, 1998. Results for the period ended September 30, 1999 are not necessarily indicative of results for any other interim period or for the entire fiscal year. Reference is made to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1998 for information regarding accounting principles.

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



30-September-99             Center Bancorp, Inc.  Form 10Q                     6

This Statement was originally effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Initial application of this Statement should be as of the beginning of an entity's fiscal quarter; on that date, hedging relationships must be designated anew and documented pursuant to the provisions of this Statement. Earlier application of all of the provisions of this Statement is encouraged, but is permitted only as of the beginning of any fiscal quarter that begins after issuance of this Statement. This Statement should not be applied retroactively to financial statements of prior periods. The adoption of this Statement by the Corporation is not expected to have a material effect on the financial statements of the Corporation.

In June of 1999 FASB issued SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133", which amended SFAS No. 133 to be effective for all fiscal years beginning after June 15, 2000.

NOTE 3

The following table outlines the Corporation's comprehensive income for the three and nine months ended September 30, 1999 and 1998.

                                                            Three Months                         Nine Months
                                                         Ended September 30,                 Ended September 30,
                                                     -------------------------           -------------------------
Comprehensive Income                                 1999               1998              1999               1998
------------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)
Net Income                                         $ 1,162           $   979         $    3,463         $   3,068
Other comprehensive income

  Unrealized holding (losses)gains arising
    during the period, net of taxes                   (582)              373             (1,979)            1,169
------------------------------------------------------------------------------------------------------------------------
Other total comprehensive income (loss)            $  (582)          $   373         $   (1,979)        $   1,169
------------------------------------------------------------------------------------------------------------------------
Total comprehensive income                         $   580           $ 1,352         $    1,489         $   4,237
========================================================================================================================

            Management's Discussion & Analysis of Financial Condition
                            and Results of Operations


Net income for the three months ended September 30, 1999 amounted to $1,162,000 as compared to $979,000 earned for the comparable three month period ended September 30, 1998. On a per diluted share basis, earnings increased to $.31 per share as compared with $.26 per share for the three months ended September 30, 1998. The annualized return on average assets was .91 percent compared with .82 percent for the comparable three month period in 1998. The annualized return on average stockholders' equity was 12.47 percent for the three month period ended September 30, 1999 as compared to 10.91 percent for the comparable three months ended September 30, 1998. Earnings performance for the third quarter of 1999 primarily reflects an increase in net interest income offset by higher operating and income tax expenses.

Net income and earnings per diluted share increased 12.87 and 12.35 percent, respectively, for the first nine months of 1999 compared to the first nine months of 1998. Net income for the nine months ended September 30, 1999 was $3,463,000 as compared to $3,068,000 earned for the comparable nine month period of 1998. On a per diluted share basis, earnings were $.91 as compared to $.81 per share for the nine months ended September 30, 1998. The annualized return on average assets was .93 percent for the nine months ended September 30, 1999 as compared with .86 percent for the comparable period in 1998, while the annualized return on average stockholders' equity was 12.41 percent and 11.70 percent, respectively. Earnings performance for the nine months ended September 30, 1999, reflected increased net interest income and other income offset by increases in non-interest expense and income tax expense. All share and per share amounts have been restated to reflect the 5% stock dividend distributed on June 1, 1999 and the 3 for 2 stock split distributed in May of 1998.



30-September-99             Center Bancorp, Inc.  Form 10Q                     7

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

Net Interest Income

---------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)                      Three Months Ended                       Nine Months Ended
                                              September 30,                            September 30,
                                                                     Percent                                Percent
                                            1999        1998         Change          1999          1998      Change
                                          ---------------------                   ----------------------

Interest income:
 Investments                            $   4,981    $    4,866        2.36     $  14,299     $  14,462       (1.13)
 Loans, including fees                      3,088         2,738       12.78         8,975         8,108       10.69
 Federal funds sold and securities
  sold under agreements to
  repurchase                                  102           154      (33.77)          365           440      (17.05)
                                        ----------   -----------                ----------    ----------
   Total interest income                    8,171         7,758        5.32        23,639        23,010        2.74
--------------------------------------------------   -----------                ----------    ----------
Interest expense:
 Certificates $100,000 or more                736           995      (26.03)        1,962         3,622      (45.83)
 Savings and Time Deposits                  1,857         2,040       (8.97)        5,431         5,979       (9.17)
 FHLB advances and other
 borrowings                                   690           371       85.98         1,929           847      127.74
                                        ----------   -----------                ----------    ----------
   Total interest expense                   3,283         3,406       (3.61)        9,322        10,448      (10.78)
--------------------------------------------------   -----------                ----------    ----------
   Net interest income*                     4,888         4,352       12.32        14,317        12,562       13.97
--------------------------------------------------   -----------                ----------    ----------
Tax-equivalent adjustment                     108            86       25.58           324           275       17.82
Net interest income on a fully
 tax-equivalent basis                   $   4,996    $    4,438       12.57     $  14,641     $  12,837       14.05
==================================================   ===========                ==========    ==========

*Before the provision for loan losses. NOTE: The tax-equivalent adjustment was computed based on an assumed statutory
Federal income tax rate of 34 percent. Adjustments were made for interest accrued on securities of state and political subdivisions.

Net interest income on a fully tax-equivalent basis increased $558,000 or 12.6 percent to approximately $5.0 million for the three months ended September 30, 1999, from $4.4 million for the comparable period in 1998. For the three months ended September 30, 1999, the net interest margin increased to 4.18 percent from
3.97 percent due to a more favorable mix of interest-bearing liabilities and a decreased cost of funds. For the three months ended September 30, 1999, a decrease in the average yield on interest-earning assets of ten basis points was offset by a decrease in the average cost of interest-bearing liabilities of 33 basis points, resulting in the increase in the net interest margin.



The increase in net interest spreads is primarily a result of the decreased cost of interest-bearing liabilities and the Corporation's ability to fund a greater portion of its earning assets through increases in short-term borrowings, non-interest-bearing sources and core deposits, versus higher cost time deposits, of $100,000 or more. Average interest- earning assets increased by $31.1 million, from the comparable three month period in 1998. The net increase in average interest-bearing liabilities was $20.1 million over the comparable three month period in 1998. The 1999 third quarter changes in average interest earning asset volumes were primarily due to increased volumes of loans and taxable and non-taxable investment securities, funded primarily by core deposits, cash flows from the investment portfolio and increased borrowings.

30-September-99             Center Bancorp, Inc.  Form 10Q                     8

Net interest income on a fully tax-equivalent basis for the nine months ended September 30, 1999 increased $1,804,000 or 14.1 percent, to approximately $14.6 million from the comparable nine month period in 1998. The Corporation's net interest margin for the nine months in 1999 increased to 4.20 percent from 3.84 percent due primarily to a decreased cost of funds. The average rate paid for interest bearing liabilities declined 49 basis points and offset the nine basis point decline in the average rate earned on assets. For the nine months ended September 30, 1999 average- interest earning assets increased by $19 million on average as compared with the nine months ended September 30, 1998. The decrease in the average cost of interest-bearing liabilities accounted for the increase in the net interest margin.

For the three month period ended September 30, 1999 interest income on a fully tax-equivalent basis increased by $435,000 or 5.5 percent from the comparable three month period in 1998. The primary factor contributing to the increase was the previously cited increase in average earning assets. The Corporation's loan portfolio increased on average $21.3 million to $161.7 million from $140.4 million in the same quarter in 1998, primarily driven by growth in commercial loans, commercial and residential mortgages and home equity loans. This growth was funded primarily through an increase in deposits and borrowings. The loan portfolio (traditionally the Corporations highest yielding earning asset) represented approximately 33.8 percent of the Corporation's interest-earning assets (on average) during the third quarter of 1999 and 31.4 percent in 1998.

Interest income on a fully tax-equivalent basis for the nine month period ended September 30, 1999 increased by approximately $678,000 or 2.9 percent, as compared to the comparable period ended September 30, 1998. The Corporation's average loan portfolio increased $20.5 million to $157.8 million from $137.3 million in the comparable period of 1998. This growth was primarily driven by growth in commercial loans, commercial and residential mortgages, and home equity loans. This volume increase was funded primarily by an increase in deposits and borrowings. The loan portfolio represented approximately 33.9 percent of the Corporation's interest-earning assets (on average) for the nine months ended September 30, 1999 as compared with 30.7 percent for the comparable period in 1998.

Average investment volume for the three months ended September 30, 1999 increased $12.9 million to approximately $308.9 million compared to $296.0 million for the three months of 1998. For the nine months ended September 30, 1999 average investments decreased $752,000 to $297.7 million.

Interest expense for the three months ended September 30, 1999, decreased $123,000 or 3.6 percent from the comparable three month period ended September 30, 1998, as a result of a decrease in interest rates and changes in deposit mix and higher amounts of lower cost short-term borrowings. Lower interest rates brought about by the flattening of the yield curve contributed significantly to the overall decrease in interest expense, as compared with the three months ended September 30, 1998.

For the nine months ended September 30, 1999, interest expense decreased $1,126,000 or 10.8 percent as compared with the comparable nine month period in 1998. Interest expense for the nine months ended September 30, 1999 decreased primarily as a result of a decline in interest rates. The amount of the decrease attributable to volume factors was $27,000 while $1.1 million was due to rate.

For the three months ended September 30, 1999, the Corporation's net interest spread on a tax-equivalent basis increased to 3.50 percent from 3.27 percent for the three months ended September 30, 1998. This increase reflected a widening of spreads between yields earned on loans and investments and rates paid for supporting funds. There was a favorable change in the mix of supporting interest-earning assets, primarily increased loan volumes, but the yield on interest-earning assets declined to 6.92 percent from 7.02 percent. This was offset by a change in a mix of interest-bearing liabilities to less costly funding. The yield on total interest-bearing liabilities decreased to 3.42 percent for the three months ended September 30, 1999 from 3.75 percent for the three months ended September 30, 1998.

For the nine months ended September 30, 1999, the Corporation's net interest spread on a tax-equivalent basis increased to 3.53 percent from 3.13 percent for the nine months ended September 30, 1998. This increase primarily reflected a widening of spreads due to the change in the mix of interest-bearing liabilities to less costly funding.

30-September-99             Center Bancorp, Inc.  Form 10Q                     9

The contribution of non-interest-bearing sources (i.e. the differential between the average rate paid on all sources of funds and the average rate paid on interest-bearing sources) narrowed to approximately 67 basis points from 71 basis points during the nine month periods ended September 30, 1998 and 1999, respectively, and to 68 basis points from 70 basis points for the respective three month periods ended September 30, 1998 and 1999.

The following table "Analysis of Variance in Net Interest Income due to Volume and Rates" analyzes net interest income by segregating the volume and rate components of various interest-earning assets and liabilities and the resultant changes in the rates earned and paid by the Corporation.

Analysis of Variance in Net Interest Income Due to
Volume and Rates
(Tax-Equivalent Basis)

--------------------------------------------------------------------------------------------------------------------------------
                                                         Three Months Ended 9/30/99             Nine Months Ended 9/30/99
                                                        1999/1998 Increase/(Decrease)          1999/1998 Increase/(Decrease)
(Dollars in thousands)                                        Due to Change in:                        Due to Change in:
--------------------------------------------------------------------------------------------------------------------------------
                                                      Average      Average         Net         Average       Average        Net
                                                       Volume        Rate        Change         Volume         Rate        Change
                                                    ---------     --------      --------      ---------      ---------     --------
Interest-earning assets
Investment Securities
Taxable                                             $     141     $    (70)     $     71      $    (197)     $   (61)      $  (258)
Non-taxable                                                75           (9)           66            168          (24)          144
Federal funds sold and securities
 purchased under agreement to resell                        5          (57)          (52)           (34)         (41)          (75)
Loans, net of unearned income                             407          (57)          350          1,180         (313)          867
                                                    ---------     --------      --------      ---------      -------       -------
  Total interest-earning assets                     $     627     $   (192)     $    435      $   1,117      $  (439)      $   678
                                                    =========     ========      ========      =========      =======       =======
Interest-bearing liabilities:
Money Market deposits                               $      64     $     16      $     80      $     209      $    42       $   251
Savings deposits                                            4          (21)          (17)           (14)        (194)         (208)
Time deposits                                           (216)         (216)         (432)        (1,429)        (793)       (2,222)
Other interest-bearing deposits                            15          (19)           (4)            49          (78)          (29)
Borrowings                                                278          (28)          250          1,158          (76)        1,082
                                                    ---------     --------      --------      ---------      -------       -------
 Total interest-bearing liabilities                       143         (266)         (123)           (27)      (1,099)       (1,126)
                                                    ---------     --------      --------      ---------      -------       -------
Change in net interest  income                      $     484     $     74      $    558      $   1,145      $   659       $ 1,804
====================================================================================================================================

30-September-99             Center Bancorp, Inc.  Form 10Q                    10

The following table, "Average Balance Sheet with Interest and Average Rates", presents for the three months ended September 30, 1999 and 1998 the Corporation's average assets, liabilities and stockholders' equity. The Corporation's net interest income, net interest spreads and net interest income as a percentage of interest-earning assets are also reflected.

              Average Balance Sheet with Interest and Average Rates

                                                                                  Three Month
                                                                            Period Ended September 30,
                                                                  1999                                      1998
                                                  -------------------------------------    -----------------------------------------
                                                                Interest     Average                        Interest       Average
                                                  Average       Income/       Yield/       Average           Income/        Yield/
(tax-equivalent basis, dollars in thousands)      Balance       Expense        Rate        Balance           Expense        Rate
------------------------------------------------------------------------------------------------------------------------------------
Assets
Interest-earning assets:
  Investment securities: (1)
    Taxable                                     $  290,403    $    4,771      6.57%      $  281,883         $  4,700        6.67%
    Non-taxable                                     18,487           318      6.88%          14,150              252        7.12%
  Federal funds sold and securities
  purchased under agreement to resell                7,804           102      5.23%          10,796              154        5.71%
  Loans, net of unearned income (2)                161,694         3,088      7.64%         140,427            2,738        7.80%
                                                ------------------------    ---------------------------------------       -------
         Total interest-earning assets             478,388         8,279      6.92%         447,256            7,844        7.02%
                                                              ----------                                    --------

Non-interest earning assets
  Cash and due from banks                           12,944                                    11,838
  Other assets                                      18,967                                    17,682
Allowance for possible loan losses                  (1,366)                                   (1,339)
                                                ----------                               -----------
         Total non-interest earning
          assets                                    30,545                                    28,181
                                                ----------                               -----------
         Total assets                           $  508,933                               $   475,437
                                                ----------                               -----------
Liabilities and stockholders' equity
Interest-bearing liabilities:
  Money Market deposits                         $   70,886           559      3.15%      $    62,747             479        3.05%
  Savings deposits                                  75,414           368      1.95%           74,709             385        2.06%
  Time deposits                                    126,284         1,463      4.63%          143,766           1,895        5.27%
  Other interest - bearing deposits                 47,870           203      1.70%           44,418             207        1.86%
  Borrowings                                        63,265           690      4.36%           37,937             440        4.64%
                                                ----------    ----------    -------      -----------        --------      -------
         Total interest-bearing
          liabilities                              383,719         3,283      3.42%      $   363,577           3,406        3.75%
                                                ----------                               -----------
Non-interest-bearing liabilities:
  Demand deposits                                   84,822                                    72,011
  Other noninterest-bearing deposits                   375                                       476
  Other liabilities                                  2,751                                     3,483
                                                ----------                               -----------
         Total noninterest-bearing
          liabilities                               87,948                                    75,970
Stockholders' equity                                37,266                                    35,890
                                                ----------                               -----------
         Total liabilities and
          stockholders' equity                  $  508,933                               $   475,437
                                                ----------                               -----------

Net interest income (tax-equivalent basis)                    $    4,996                                    $  4,438
                                                              ----------                                    --------
Net Interest Spread                                                           3.50%                                         3.27%
                                                                            -------                                       -------
Net interest income as percent
 of earning-assets                                                            4.18%                                         3.97%
                                                                            -------                                       -------
Tax equivalent adjustment                                           (108)                                        (86)
                                                              ----------                                    --------
Net interest income                                           $    4,888                                    $  4,352
                                                              ----------                                    --------

(1) Average balances for available-for-sale securities are based on amortized cost
(2) Average balances for loans include loans on non-accrual status

30-September-99             Center Bancorp, Inc.  Form 10Q                    11

The following table, "Average Balance Sheet with Interest and Average Rates", presents for the nine months ended September 30, 1999 and 1998 the Corporation's average assets, liabilities and stockholders' equity. The Corporation's net interest income, net interest spreads and net interest income as a percentage of interest-earning assets are also reflected.

              Average Balance Sheet with Interest and Average Rates

                                                                                  Nine Month
                                                                            Period Ended September 30,
                                                                  1999                                      1998
                                                  -------------------------------------    -----------------------------------------
                                                                Interest     Average                        Interest       Average
                                                  Average       Income/       Yield/       Average           Income/        Yield/
(tax-equivalent basis, dollars in thousands)      Balance       Expense        Rate        Balance           Expense        Rate
------------------------------------------------------------------------------------------------------------------------------------
Assets
Interest-earning assets:
  Investment securities (1)
    Taxable                                     $  279,175    $   13,671      6.53%      $   283,185        $ 13,929        6.56%
    Non-taxable                                     18,506           952      6.86%           15,248             808        7.07%
  Federal funds sold and securities
  purchased under agreement to resell                9,550           365      5.10%           10,385             440        5.65%
  Loans, net of unearned income (2)                157,842         8,975      7.58%          137,258           8,108        7.88%
                                                ------------------------    ----------------------------------------      -------
         Total interest-earning assets             465,073        23,963      6.87%          446,076          23,285        6.96%
                                                              ----------                                    --------
Non-interest earning assets
  Cash and due from banks                           13,030                                    12,145
  Other assets                                      18,386                                    17,597
Allowance for possible loan losses                  (1,347)                                   (1,309)
                                                ----------                               -----------
         Total non-interest earning
          assets                                    30,069                                    28,433
                                                 ---------                               -----------
         Total assets                           $  495,142                               $   474,509
                                                ----------                               -----------
Liabilities and stockholders' equity
Interest-bearing liabilities:
  Money Market deposits                         $   68,672         1,563      3.03%      $    59,454           1,312        2.94%
  Savings deposits                                  75,172         1,097      1.95%           76,015           1,305        2.29%
  Time deposits                                    122,117         4,171      4.55%          161,744           6,393        5.27%
  Other interest bearing deposits                   46,818           562      1.60%           43,036             591        1.83%
  Borrowings                                        59,293         1,929      4.34%           23,862             847        4.73%
                                                 ---------    ----------    -------      -----------        --------      -------
         Total interest-bearing
          liabilities                              372,072         9,322      3.34%      $   364,111          10,448        3.83%
                                                ----------                               -----------

Noninterest-bearing liabilities:
  Demand deposits                                   82,179                                    71,746
  Other noninterest-bearing deposits                   399                                       438
  Other liabilities                                  3,271                                     3,223
                                                 ---------                               -----------
         Total noninterest-bearing
          liabilities                               85,849                                    75,407
Stockholders' equity                                37,221                                    34,991
                                                ----------                               -----------
         Total liabilities and
          stockholders' equity                  $  495,142                               $   474,509
                                                ----------                               -----------

Net interest income (tax-equivalent basis)                    $   14,641                                    $ 12,837
                                                              ----------                                    --------
Net Interest Spread                                                           3.53%                                        3.13%
                                                                            -------                                       ------
Net interest income as percent
 of earning-assets                                                            4.20%                                        3.84%
                                                                            -------                                       ------
Tax equivalent adjustment                                           (324)                                       (275)
                                                              ----------                                    --------
Net interest income                                           $   14,317                                    $ 12,562
                                                              ----------                                    --------

(1) Average balances for available-for-sale securities are based on amortized cost
(2) Average balances for loans include loans on non-accrual status

30-September-99             Center Bancorp, Inc.  Form 10Q                    12

Investments


For the three months ended September 30, 1999, the average volume of investment securities increased to $308.9 million or an increase of $12.9 million from $296.0 million on average for the same three month period in 1998. The tax-equivalent yield on the investment portfolio declined to 6.59 percent from
6.69 percent for the comparable three month period in 1998. Purchases made to replace maturing and called investments were not made at comparable rates and in some cases the monies were not re-invested in the Investment Portfolio.

For the nine months ended September 30, 1999, the average volume of investment securities decreased by $752,000 when compared to the same period in 1998. The tax-equivalent yield on investments decreased to 6.55 percent or 2 basis points from a yield of 6.57 percent for the nine month period ended September 30, 1998. The decreased yield on the investment portfolio during the first nine months of 1999 resulted from the Corporation's inability to obtain comparable or higher rates on purchases made to replace, in some cases, higher yielding investments which had matured, were prepaid, or were called.

The impact of repricing activity on yields was lessened by a change in bond segmentation most notably in the volume of callable Federal Agency Securities and some extension, where risk is minimal within the portfolio of investment maturities. This resulted in narrowed spreads and was compounded by the current uncertainty respecting rates. Securities available-for-sale are a part of the Corporation's interest rate risk management strategy and may be sold in response to changes in interest rates, changes in prepayment risk, liquidity management and other factors.

For the nine months ended September 30, 1999, the total investment portfolio excluding overnight investments, averaged $297.7 or 64.0 percent of earning assets, as compared to $298.4 million or 64.0 percent at September 30, 1998. The principal components of the investment portfolio are U.S. Government Treasury and Federal Agency callable and noncallable securities, including agency issued Collateralized Mortgage Obligations.

At September 30, 1999 the net unrealized gain/loss carried as a component of other comprehensive income and included in shareholders' equity amounted to a net unrealized loss of $866,000 as compared with an unrealized gain of $1,113,000 at December 31, 1998 resulting from a deterioration in the bond market due to rising interest rates fostered by the Federal Open Market Committee's pre-emptive strikes against inflation. Bond prices have fallen as interest rates rose.

Loans

Loan growth during the first nine months of 1999 occurred in all segments of the loan portfolio. This growth resulted from the Corporation's business development efforts enhanced by the Corporation's entry into new markets through branching. The decline of the loan portfolio yield for the three and nine month periods was the result of a lower prime rate environment during the first nine months of 1999 coupled with a competitive rate structure to attract new loans and by the heightened competition for lending relationships that exists in the Corporation's market. The Corporation's desire to grow this segment of the earning-asset mix is reflected in its current business development plan and marketing plans, as well as its short-term strategic plan.

Analyzing the loan portfolio for the nine months ended September 30, 1999, average loan volume increased $20.6 million or 15.0 percent, while portfolio yield declined by 30 basis points as compared with the same period in 1998. The increased total average loan volume was due primarily to increased customer activity, new lending relationships, and new markets. For the three months ended September 30, 1999, average loan volume increased $21.3 million primarily as a result of aggressive business development efforts aimed at the business customers. The robust economic environment in building sector of New Jersey. This resulted in an increase of commercial real estate loans in the portfolio. This change in volume was somewhat affected by a decline in portfolio yield of 16 basis points as compared with the same period in 1998. The volume related factors contributed increased earnings of $407,000 offset by a decline of $57,000 due to rate related changes. Total average loan volume increased to $161.7 million with a net interest yield of 7.64 percent, as compared to $140.4 million with a yield of 7.80% for the three months ended September 30, 1998.

30-September-99             Center Bancorp, Inc.  Form 10Q                    13

Allowance for Loan Losses

The purpose of the allowance for loan losses is to absorb the impact of losses inherent in the loan portfolio. Additions to the allowance are made through provisions charged against current operations and through recoveries made on loans previously charged-off. The allowance for loan losses is maintained at an amount considered adequate by Management to provide for potential credit losses inherent in the loan portfolio based upon a periodic evaluation of the risk characteristics of the loan portfolio. In establishing an appropriate allowance, an assessment of the individual borrowers, a determination of the value of the underlying collateral, a review of historical loss experience and an analysis of the levels and trends of loan categories, delinquencies, and problem loans are considered. The level and trend of interest rates and current economic conditions are also reviewed.

At September 30, 1999 the allowance was $1,384,000 as compared to $1,326,000 on December 31, 1998. The provision for loan losses during the nine and three month periods ended September 30, 1999 amounted to $72,000 and $36,000 respectively. Such provision amounted to $90,000 and $30,000 for the nine and three month periods ended September 30, 1998.

Various regulatory agencies, as an integral part of their examination process, periodically review the Corporation's allowance for loan losses. Such agencies may require the Corporation to increase the allowance based on their analysis of information available to them at the time of their examinations. The allowance for loan losses as a percentage of total loans amounted to .84 percent and .95 percent at September 30, 1999, and 1998, respectively. In management's view the level of the allowance at September 30, 1999 is adequate to cover potential losses inherent in the loan portfolio.

During the nine month period ended September 30, 1999, the Corporation did not experience any substantial problems within its loan portfolio. Net charge-offs were approximately $14,000. At September 30, 1999 the Corporation had non-accrual loans amounting to $315,000 versus $41,000 in non-accrual loans at December 31, 1998. The Corporation continues to aggressively pursue collections of principal and interest on loans previously charged-off.

The Corporation defines impaired loans to consist of non-accrual loans and loans internally classified as substandard or below, in each instance above an established dollar threshold of $250,000. All loans below the established dollar threshold are considered homogenous and are collectively evaluated for impairment. The Corporation did not have any impaired loans in either 1999 or 1998.

The Corporation's statements herein regarding the adequacy of the allowance for loan losses may constitute forward looking statements under the Private Securities Litigation Reform Act of 1995. Actual results may indicate that the amount of the Corporation's allowance was inadequate. Factors that could cause the allowance to be inadequate are the same factors that are analyzed by the Corporation in establishing the amount of the allowance.

30-September-99             Center Bancorp, Inc.  Form 10Q                    14

Changes in the allowance for loan losses for the periods ended September 30, 1999 and 1998, respectively, are set forth below.


Allowance for loan losses
(Dollars in thousands)

------------------------------------------------------------------------------------------------------

                                                                       Nine Months Ended September 30,
                                                                        ------------------------------
                                                                            1999              1998
                                                                         ---------          ----------
Average loans outstanding                                                $ 157,842         $ 137,258
------------------------------------------------------------------------------------------------------
Total loans at end of period                                               164,789           142,885
------------------------------------------------------------------------------------------------------
Analysis of the allowance for loan losses
Balance at the beginning of period                                           1,326             1,269
 Charge-offs:
 Commercial                                                                      0                 0
 Real estate-mortgage                                                            0                 0
 Installment loans                                                              17                 9
------------------------------------------------------------------------------------------------------
   Total charge-offs                                                            17                 9
Recoveries:
 Commercial                                                                      0                 0
 Real estate-mortgage                                                            0                 0
 Installment loans                                                               3                 7
------------------------------------------------------------------------------------------------------
   Total recoveries                                                              3                 7
Net Charge-offs:                                                                14                 2
  Provisions for loan losses                                                    72                90
======================================================================================================
 Balance at end of period                                                $   1,384         $   1,357
======================================================================================================
Ratio of net charge-offs during the period to
 Average loans outstanding during the period                                  0.00%             0.00%
------------------------------------------------------------------------------------------------------
Allowance for loan losses as a percentage of total loans                      0.84%             0.95%
------------------------------------------------------------------------------------------------------


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

It is generally the Corporation's policy to discontinue interest accruals once a loan is past due as to interest/or principal payments for a period of ninety days. When a loan is placed on non-accrual status, interest accruals cease and uncollected accrued interest is reversed and charged against current income. Payments received on non-accrual loans are applied against principal. A loan may only be restored to an accruing basis when it again becomes well secured and in the process of collection or all past due amounts have been collected. Loan origination fees and certain direct loan origination costs are deferred and recognized over the life of the loan as an adjustment to the loan's yield.

30-September-99             Center Bancorp, Inc.  Form 10Q                    15

At September 30, 1999, December 31, 1998 and September 30, 1998, the Corporation had no restructured loans. Non-accrual loans amounted to $315,000 at September 30, 1999, and were primarily comprised of first and second lien mortgages. At December 31, 1998 non-accrual loans amounted to $41,000 comprised of two home equity loans. At September 30, 1998, non-accrual loans amounted to $149,000 and were comprised of first and second lien home mortgages. At September 30, 1999 the Corporation's loans 90 days past due and still accruing amounted to approximately $2,400. Such loans amounted to $24,000 at December 31, 1998 and $86,000 at September 30, 1998.



The outstanding balances of accruing loans which are 90 days or more past due as to principal or interest payments and non-accrual loans at September 30, 1999 and September 30, 1998 were as follows:

     ------------------------------------------------------------------------
     Non-Performing Loans at                    September 30,   December 31,
     -----------------------

     (Dollars in thousands)                         1999           1998
     ========================================================================
     Loans past due 90 days and still accruing     $   2          $  41
     Non-accrual loans                               315             24
     ------------------------------------------------------------------------
     Total non-performing loans                    $ 317          $  65
     ========================================================================

At September 30, 1999, non-performing assets, consisting of loans on non-accrual status plus other real estate owned (OREO) amounted to $388,000 or .24 percent of total loans outstanding as compared to $114,000 or .08 percent at December 31, 1998 and $149,000 or .10 percent at September 30, 1998.

At September 30, 1999 and December 31, 1998 the Corporation's other real estate owned (OREO) consisted of a closed branch facility with a carrying value of approximately $73,000. The Corporation did not have any OREO at September 30, 1998.

Other Non-Interest Income

The following table presents the principal categories of non-interest income for the three and nine month periods ended September 30, 1999 and 1998.

=======================================================================================================================
(dollars in thousands)                         Three months ended                  Nine months ended
                                                  September 30,                       September 30,

                                                 1999       1998      % change      1999        1998     % change
                                                -------    -------                 -------     ------
Other income:
  Service charges, commissions and fees         $  235     $  188      25.00       $  632      $  536      17.91
  Other income                                      51         74     (31.08)         170         155       9.68
                                                ------     ------                  ------      ------
       Total other income                       $  286     $  262       9.16       $  802      $  691      16.06
======================================================     ======     ======       ======      ======      =====

For the three months ended September 30, 1999, total other (non-interest) income, increased $24,000 or 9.2 percent as compared to the three months ended September 30, 1998. The increase in other income is primarily due to increased ATM surcharges and deposit account related charges.

For the nine month period ended September 30, 1999, total other (non-interest) income, reflects an increase of $111,000 or 16.1 percent compared with the comparable nine month period ended September 30, 1998. This overall increase was primarily a result of increased service charges, commissions, and fees including ATM surcharging which amounted to $189,000 for the nine month period ended September 30, 1999, as compared to $155,000 in 1998. Service charge fees on deposits increased primarily as an result of an increase in business activity.

30-September-99             Center Bancorp, Inc.  Form 10Q                    16

Other Non-Interest Expense


The following table presents the principal categories of non-interest expense for the three and nine month periods ended September 30, 1999 and 1998.

---------------------------------------------------------------------------------------------------------------
(dollars in thousands)                    Three months ended                 Nine months ended
                                            September 30,                      September 30,

Other expense:                            1999       1998     %  change        1999       1998     %  change
                                       ---------   ---------                ---------   ---------
  Salaries and employee benefits        $ 1,749    $ 1,534       14.02       $ 5,064    $ 4,300       17.77
  Occupancy expense, net                    330        285       15.79           926        805       15.03
  Premises & equipment expense              303        317       (4.42)          966        871       10.91
  Stationery and printing expense            82        130      (36.92)          356        317       12.30
  Marketing & Advertising                   116        161      (27.95)          419        363       15.43
  Other expenses                            767        674       13.80         2,060      1,865       10.46
                                       --------    -------     -------       -------    -------     -------
        Total other expense             $ 3,347    $ 3,101        7.93       $ 9,791    $ 8,521       14.90
====================================   ========    =======     =======       =======    =======     =======

For the three month period ended September 30, 1999 total other (non-interest) expenses increased $246,000 or approximately 7.9 percent over the comparable three month period ended September 30, 1998. Increases in salaries and employee benefits coupled with increases in occupancy and other expenses comprised the primary components of the total increase for the three month period ended September 30, 1999. Prudent management of other expenses has been a key objective of management in an effort to improve earnings efficiency. The Corporation's efficiency ratio (other expenses less non recurring expenses as a percentage of net interest income on a tax-equivalent basis plus non-interest income) for the nine months ended September 30, 1999 was 63.4 percent as compared with 63.0 percent for the comparable period ended September 30, 1998. For the three months ended September 30, 1999 this ratio was 66.0 percent as compared with 66.0 percent for the comparable period ended September 30, 1998.

For the nine month period ended September 30, 1999, total other (non-interest) expenses increased $1,270,000 or 14.9 percent over the comparable period ended September 30, 1998. This was due to continued expansion of the Bank's branch network coupled with the expense of ongoing technological and automation programs. Salaries, loan portfolio operating expense, telecommunication and network expenses and employee benefits costs coupled with occupancy, stationery and printing, marketing, and advertising, and other expenses (computer related and correspondent bank charges, director's fees and check charge-offs) comprised the primary components of the total increase for the period.

Salaries and employee benefits increased $215,000 or 14.0 percent for the three months ended September 30, 1999 and $764,000 or 17.8 percent for the nine month period over the comparable three and nine month periods ended September 30, 1998. These increases are primarily attributable to higher staffing levels, normal merit increases, promotional raises and higher benefits costs. Staffing levels overall increased to 163 full-time employees at September 30, 1999 compared to 152 full-time equivalent employees at September 30, 1998.

The increase in occupancy expenses reflect the associated costs of the Corporation's expanded facilities. For the three and nine months ended September 30, 1999, occupancy expenses increased $45,000 and $121,000 over the comparable periods in 1998 primarily related to the Corporation's Morristown banking center opened in August 1998, Summit Banking Center opened in June 1999, and the expanded Springfield office and rental increases on other leased locations.

Marketing and advertising expenditure decreased $45,000 for the three month period but increased $56,000 for the nine month period ended September 30, 1999, compared to the comparable periods in 1998. The increase in this expense category is primarily attributable to the grand opening expenses associated with the Corporation's Summit banking center and Springfield branch.

30-September-99             Center Bancorp, Inc.  Form 10Q                    17

Provision for Income Taxes


For the nine month period ended September 30, 1999, the effective tax rate was
34.1 percent compared to 33.9 percent for the nine month period ended September 30, 1998. The Corporation's provision for income taxes increased for both the three and nine months from 1999 to 1998 primarily as a result of an increase in taxable income.


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

At September 30, 1999, the Corporation reflected a negative interest sensitivity gap (or an interest sensitivity ratio) of 0.47:1.0 at the cumulative one year position. During much of 1999 the Corporation had a negative interest sensitivity gap. The maintenance of a liability-sensitive position during 1999 had a favorable impact on the Corporation's net interest margins; however, based on management's perception that interest rates will continue to be volatile, emphasis has been placed on interest-sensitivity matching with the objective of achieving a wider net interest spread during the remainder of 1999. No assurance can be given that the company will be able to satisfy this objective.

30-September-99             Center Bancorp, Inc.  Form 10Q                    18

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

By using a variety of potential funding sources and staggering maturities, the risk of potential funding pressure is significantly reduced. Management also maintains a detailed liquidity contingency plan designed to adequately respond to situations which could lead to liquidity concerns. Anticipated cash-flows at September 30, 1999, projected to September of 2000, indicates that the Bank's liquidity should remain strong, with an approximate projection of $110.5 million in anticipated cashflows over the next twelve months. This projection represents a forward-looking statement under the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from this projection depending upon a number of factors, including the liquidity needs of the Bank's customers, the availability of sources of liquidity and general economic conditions.

The Corporation derives a significant proportion of its liquidity from its core deposit base. For the nine month period ended September 30, 1999, average core deposits (comprised of total demand, savings accounts and money market accounts under $100,000) represented 55.1 percent of total deposits as compared with 50.3 percent at September 30, 1998. More volatile rate sensitive deposits, concentrated in time certificates of deposit greater than $100,000 for the nine month period ended September 30, 1999, decreased on average to 14.77 percent of total deposits from 39.2 percent during the nine months ended September 30, 1998. This change has resulted from a $33.9 million decrease in time deposits on average for the nine months ended September 30, 1999 compared to the prior year period.

Average funding sources during the nine months ended September 30, 1999 increased by approximately $18.3 million compared to the same period in 1998. The increase was due to an increase in non-interest bearing demand deposits and short term borrowings, primarily advances from the Federal Home Loan Bank. Non-interest bearing funding sources as a percentage of the total funding mix increased to 18.1 percent (on average) as compared to 16.5 percent for the nine month period ended September 30, 1998.

Short-term borrowings can be used to satisfy daily funding needs. Balances in these accounts fluctuate significantly on a day-to-day basis. The Corporation's principal short-term funding sources are securities sold under agreement to repurchase, advances from the Federal Home Loan Bank and Federal funds purchased. Average short-term borrowings during the first nine months of 1999 were $59.3 million, an increase of $35.4 million or 148.5 percent from $23.4 million in average short-term borrowings during the comparable nine months ended September 30, 1998. This change was due to a strategic shift from jumbo certificates of deposit to more cost effective funding from the Federal Home Loan Bank.


Cash Flow


The consolidated statements of cash flows present the changes in cash and cash equivalents from operating, investing and financing activities. During the nine months ended September 30, 1999, cash and cash equivalents (which decreased overall by $3.6 million) were provided (on a net basis) by financing activities($40.4 million), primarily due to a increase in borrowings of $31.0 million and deposits $10.7 million and by operating activities ($2.5 million). A total of $46.5 million was used in net investing activities, principally a $30.5 million increase in the investment portfolio and a $14.7 million increase in loans.

30-September-99             Center Bancorp, Inc.  Form 10Q                    19

Stockholders' Equity


Total stockholders' equity averaged $37.2 million or 7.52 percent of average assets for the nine month period ended September 30, 1999, as compared to $35.0 million, or 7.37 percent, during the same period in 1998. The Corporation's dividend reinvestment and optional stock purchase plan contributed $380,000 in new capital for the nine months ended September 30, 1999 as compared with $459,000 for the comparable period in 1998. Tangible book value per common share, after the 5% stock dividend paid June 1, 1999 and the 3-for-2 stock split paid May 1998, was $9.73 at September 30, 1999 as compared to $8.94 at December 31, 1998. Tangible book value per common share was $9.76 at September 30, 1998, as adjusted for the above noted stock split and 5% stock dividend.


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



Risk-Based Capital/Leverage


Banking regulations require banks to maintain minimum levels of regulatory capital. Under the regulations in effect at September 30, 1999, the Bank was required to maintain (i) a minimum leverage ratio of Tier 1 capital to total adjusted assets of 4.00%, and (ii) minimum ratios of Tier 1 and total capital to risk-weighted assets of 4.00% and 8.00%, respectively.

At September 30, 1999, total Tier l capital (defined as tangible stockholders' equity for common stock and certain perpetual preferred stock) amounted to $34.9 million or 6.83 percent of total assets. Tier I capital excludes the effect of SFAS No. 115, which amounted to $866,000 of net unrealized loss, after tax, on securities available-for-sale (included as a component of other comprehensive income) and goodwill of approximately $2.8 million as of September 30, 1999. At September 30, 1999, the Corporation's estimated Tier I risk-based and total risk-based capital ratios were 15.3 percent and 15.9 percent, respectively. These ratios are well above the minimum guidelines of capital to risk-adjusted assets in effect as of September 30, 1999. Under prompt corrective action regulations, bank regulators are required to take certain supervisory actions (and may take additional discretionary actions) with respect to an undercapitalized institution. Such actions could have a direct material effect on the institution's financial statements. The regulations establish a framework for the classification of financial institutions into five categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. Generally, an institution is considered well capitalized if it has a leverage (Tier 1) capital ratio of at least 5.0%; a Tier 1 risk-based capital ratio of at least 6.0%; and a total risk-based capital ratio of at least 10.0%. The foregoing capital ratios are based in part on specific quantitative measures of assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by the bank regulators about capital components, risk weightings and other factors. As of September 30, 1999, management believes that the Bank meets all capital adequacy requirements to which it is subject.

30-September-99             Center Bancorp, Inc.  Form 10Q                    20

Year 2000 Century Date Change

In May 1998, the Federal Financial Institutions Examination Council (FFIEC) issued a joint statement updating its prior statement, issued in June of 1996, addressing the assessment and preparedness for the Year 2000 Century date change. Regulators have defined a formal year 2000 management process to assist the financial industry in dealing with this issue on a timely basis.


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

As of September 30, 1999, management has completed all phases of the plan, including identification, modification, and testing. Management believes that the Corporation is currently compliant with regulatory milestone dates. At present, total costs to the Corporation of achieving Year 2000 compliance are estimated at $470,000 of which the Corporation has incurred $422,000 as of September 30, 1999. Approximately 75 to 80 percent has been invested in new technology while the remainder approximates the amount of direct expense. However, management believes that such costs may rise if and when additional issues arise that may require additional expenditures to make the Corporation Year 2000 compliant. In addition management completed the evaluation process necessary to formulate a comprehensive contingency plan.


As part of the contingency planning, the Corporation implemented a due diligence process that identified significant customers, and third parties posing material Year 2000 risks, evaluated their Year 2000 preparedness, assessed their Year 2000 risk and considered appropriate risk controls. The contingency planning process was completed during the fourth quarter of 1998 and implementation of the various components of the contingency plan was achieved during the second quarter of 1999. Management's goal to be compliant with regulatory guidelines by June 1999 was achieved, although no assurances can be given that the Corporation's information technology systems or those of a third party on which the Corporation relies will be Year 2000 compliant by the year 2000 or that the Corporation's contingency plans will mitigate the effects of any noncompliance. An interruption of the Corporation's ability to conduct its business due to a Year 2000 readiness problem, including a failure by suppliers, distributors and other third parties to successfully address Year 2000 issues, could have a material adverse affect on the Corporation's business, operations, liquidity, or financial condition. Any projections herein regarding Year 2000 compliance constitute a forward-looking statement, under the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from the Corporation's forward-looking statements as a result of a variety of factors, including potential unavailability of technological resources, increased expenses associated with obtaining such resources and unanticipated technological difficulties.

30-September-99             Center Bancorp, Inc.  Form 10Q                    21

Item 3   Qualitative and Quantitative Disclosures about Market Risks



The primary market risk faced by the Corporation is interest rate risk. The Corporation's Asset/Liability Committee ("ALCO") monitors the changes in the movement of funds and rate and volume trends to enable appropriate management response to changing market and rate conditions.



The Corporation's income simulation model analyzes interest rate sensitivity by projecting net interest income over the next 24 months in a flat rate scenario versus net interest in alternative interest rate scenarios. Management reviews and refines its interest rate risk management process in response to the changing economic climate. Currently, the Corporation's model projects a 200 basis point change in rates during the first year, in even monthly increments, with rates held constant in the second year. The Corporation's ALCO has established that interest income sensitivity will be considered acceptable if net interest income in the above interest rate scenario is within 10% of net interest income in the flat rate scenario in the first year and within 20% over the two year time frame. At September 30, 1999, the Corporation's income simulation model indicates an acceptable level of interest rate risk, with no significant change from December 31, 1998.



Management also monitors interest rate risk by utilizing a market value of equity model. The model computes estimated changes in net portfolio value ("NPV") of its cash flows from the Corporation's assets and liabilities in the event of a change in market interest rates. NPV represents the market value of portfolio equity and is equal to the market value of assets minus the market value of liabilities. This analysis assesses the risk of gain or loss in market risk sensitive instruments in the event of an immediate and sustained 200 basis point increase or decrease in market interest rates. The Corporation's ALCO policy indicates that the level of interest rate risk is acceptable if the immediate 200 basis point change in interest rates would not result in the loss of more than 25% from the base market value of equity. At September 30, 1999, the market value of equity indicates an acceptable level of interest rate risk, with no significant change since December 31, 1998.



Computation of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and duration of deposits, and should not be relied upon as indicative of actual results. Further, the computations do not contemplate any actions that ALCO could undertake in response to changes in interest rates.

30-September-99             Center Bancorp, Inc.  Form 10Q                    22

II.  OTHER INFORMATION

Item 1   Legal proceedings


The Corporation is subject to claims and lawsuits which arise primarily in the ordinary course of business. Based upon the information currently available, it is the opinion of management that the disposition or ultimate determination of such claims will not have a material adverse impact on the consolidated financial position, results of operations, or liquidity of the Corporation. This statement represents a forward-looking statement under the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from this statement, primarily due to the uncertainties involved in legal processes.


Item 2   Changes in Securities


On April 13, 1999, the Board of Directors of the registrant declared a 5% stock dividend on the common stock of the Corporation, payable on June 1, 1999 to stockholders of record on May 18, 1999. All share data has been retroactively adjusted for the common stock dividend.



Item 6   Exhibits and Reports on Form 8-K

                  A) Exhibits: Exhibit (27-1) - Center Bancorp, Inc. Financial Data Schedule - September 30, 1999

                  B)       Reports on Form 8-K
                           There were no reports on Form 8-K filed during the three months ended September 30, 1999.

30-September-99             Center Bancorp, Inc.  Form 10Q                    23

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf, by the undersigned, thereunto duly authorized.


                                         CENTER BANCORP, INC.


DATE: November 12, 1999                  /s/ Anthony C. Weagley
                                         ---------------------------------------
                                         Anthony C. Weagley, Treasurer
                                         (Chief Financial Officer)