Form 10-K
period 1999-12-31
CENTER BANCORP INC
filed 2000-03-30
CIK 712771

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549
                                    Form 10-K

(Mark One)


  X Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1999.


      Transition Report Pursuant to Section 13 or 15(d) of the Securities
----  Exchange Act of 1934. for the transition period from       to        .
      Commission File Number 2-81353                       -----    ------

                              CENTER BANCORP, INC.
           ----------------------------------------------------------
             (exact name of registrant as specified in its charter)

New Jersey                                                   52-1273725
-----------------------------------------------------------------------
(State or other jurisdiction of                           IRS Employer
incorporation or organization)                         identification No.)

                    2455 Morris Avenue, Union, NJ 07083-0007
          (Address of Principal Executive Offices, Including Zip Code)

                                 (908) 688-9500
          ------------------------------------------------------------
              (Registrant's telephone number, including area code)

                              Securities registered
                   pursuant to Section 12(b) of the Act: none

           Securities registered pursuant to Section 12(g) of the Act:
                           Common stock, no par value
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YesX or No_

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation 5-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to the Form 10-K .X

Aggregate Market value of voting stock held by non-affiliates based on the average of Bid and Asked prices on February 29, 2000 was approximately $54.2 Million.

Shares outstanding on February 29, 2000
---------------------------------------
Common stock no par value 3,794,477 shares

                                                    Parts of Form 10-K in which
Documents Incorporated by reference                 document is incorporated

Definitive  proxy  statement  dated March 17, 2000
in  connection  with the 2000 Annual Stockholders
Meeting filed with the Commission pursuant to
Regulation 14A..........................................    Part III

Annual Report to Stockholders for the fiscal
year ended December 31, 1999............................    Part I and Part II

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

     ITEM 5  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
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

                              Center Bancorp, Inc.

Form 10 K
                                     Part I

Item I-Business

A) Historical Development Of Business

Center Bancorp, Inc., a one-bank holding company, was incorporated in the state of New Jersey on November 12, 1982. Center Bancorp, Inc. commenced operations on May 1, 1983, upon the acquisition of all outstanding shares of The Union Center National Bank (the "Bank"). The holding company's sole activity, at this time, is to act as a holding company for the Bank. As used herein, the term "Corporation" shall refer to Center Bancorp, Inc. and its subsidiary and the term "Parent Corporation" shall refer to Center Bancorp, Inc. on an unconsolidated basis.

The Bank was organized in 1923 under the law of the United States of America. The Bank operates five offices in Union Township, Union County, New Jersey, one office in Summit, Union County, New Jersey, one office in Springfield Township, Union County, New Jersey, one office in Berkeley Heights, Union County, New Jersey, one office in Madison, Morris County, New Jersey and one office in Morristown, Morris County, New Jersey and currently employs 162 full time equivalent persons. The Bank is a full service commercial bank offering a complete range of individual and commercial services.

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

B)Narrative Description Of Business

The Bank offers a broad range of lending, depository and related financial services to commercial, industrial and governmental customers. In 1999, the Bank obtained full trust powers enabling it to offer a variety of trust services to its customers. In the lending area, these services include short and medium term loans, lines of credit, letters of credit, working capital loans, real estate construction loans and mortgage loans. In the depository area, the Bank offers demand deposits, savings accounts and time deposits. In addition, the Bank offers collection services, wire transfers, night depository and lock box services.

The Bank offers a broad range of consumer banking services, including interest bearing and non-interest bearing checking accounts, savings accounts, money market accounts, certificates of deposit, IRA accounts, Automated Teller Machines ("ATM") accessibility using Money AccessTM service, secured and unsecured loans, mortgage loans, home equity lines of credit, safe deposit boxes, Christmas club accounts, vacation club accounts, collection services, money orders and traveler's checks.

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

The Parent Corporation is required to file with the Federal Reserve Board an annual report and such additional information as the Federal Reserve Board may require pursuant to the Bank Holding Company Act of 1956, as amended (the "Act"). In addition, the Federal Reserve Board makes periodic examinations of bank holding companies and their subsidiaries. The Act requires each bank holding company to obtain the prior approval of the Federal Reserve Board before it may acquire substantially all of the assets of any bank, or before it may acquire ownership or control of any voting shares of any bank, if, after such acquisition, it would own or control, directly or indirectly, more than 5 percent of the voting shares of such bank. The Act also restricts the types of businesses and operations in which a bank holding company and its subsidiaries may engage.

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

BIF Premiums and Recapitalization of SAIF

The Corporation is a member of the Bank Insurance Fund ("BIF") of the FDIC. The FDIC also maintains another insurance fund, the Savings Association Insurance Fund ("SAIF"), which primarily covers savings and loan association deposits but also covers deposits that are acquired by a BIF-insured institution from a savings and loan association ("Oakar deposits"). The Corporation had approximately $385.3 million of deposits at December 31, 1999, with respect to which it pays SAIF FICO Assessments.

The Economic Growth and Regulatory Reduction Act of 1996 (the "1996 Act") signed into law on September 30, 1996, included the Deposit Insurance Funds Act of 1996 (the "Funds Act") under which the FDIC was required to impose special assessments on SAIF-assessable deposits to recapitalize the SAIF. Under the Funds Act, the FDIC also changed assessments for SAIF and BIF deposits in a 5 to 1 ratio to pay Financing Corp. ("FICO") bonds until January 1, 2000. A FICO rate of approximately 1.29 basis points was charged on BIF deposits, and approximately 6.44 basis points was on SAIF deposits.

The Gramm-Leach-Bliley Act Of 1999

On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Act (the "Act") which among other things, permits qualifying bank holding companies to become financial holding companies and thereby affiliate with securities firms and insurance companies and engage in other activities that are financial in nature. The Act defines "financial in nature" to include securities underwriting, dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency; merchant banking activities; and activities that the Board has determined to be closely related to banking. A qualifying national bank also may engage subject to limitations on investment, in activities that are financial in nature, other than insurance underwriting, insurance company portfolio investment, real estate development, and real estate investment, through a financial subsidiary of the bank.

Proposed Legislation

From time to time proposals are made in the U.S. Congress and before various bank regulatory authorities which would alter the policies of and place restrictions on different types of banking operations. It is impossible to predict the impact, if any, of potential legislative trends on the business of the Corporation and the Bank.

C) Dividend Restrictions

Most of the revenue of the Corporation available for payment of dividends on its capital stock will result from amounts paid to the Parent Corporation by the Bank. There are a number of statutory and regulatory restrictions applicable to the payment of dividends by national banks and bank holding companies. First, the Bank must obtain the approval of the Comptroller of the Currency (the "Comptroller") if the total dividends declared by the Bank in any year will exceed the total of the Bank's net profits (as defined and interpreted by regulation) for that year and retained profits (as defined) for the preceding two years, less any required transfers to surplus. Second, the Bank cannot pay dividends except to the extent that net profits then on hand exceed statutory bad debts. Third, the authority of federal regulators to monitor the levels of capital maintained by the Corporation and the Bank (see Item 7 of this Annual Report on Form 10-K and the discussion of FDICIA above), as well as the authority of such regulators to prohibit unsafe or unsound practices, could limit the amount of dividends which the Parent Corporation and the Bank may pay. Regulatory pressures to reclassify and charge-off loans to establish additional loan loss reserves also can have the effect of reducing current operating earnings and thus impacting an institution's ability to pay dividends. Regulatory authorities have indicated that bank holding companies which are experiencing high levels of non-performing loans and loan charge-offs should review their dividend policies. Reference is also made to Note 13 of the Notes to the Corporation's Consolidated Financial Statements included in the 1999 Annual Report incorporated herein by reference.

D) Statistical Information
(Reference is also made to Exhibit 13.1 of this Annual Report on Form 10-K)

Information regarding interest sensitivity is incorporated by reference to pages 24 through 26 of the 1999 Annual Report to Shareholders (the 1999 Annual Report).

Information regarding related party transactions is incorporated by reference to
Note 5 of the Notes to the Corporation's Consolidated Financial Statements included in the 1999 Annual Report incorporated herein by reference.

The market risk results and gap results noted on pages 24 through 26 of the 1999 Annual Report take into consideration repricing and maturities of assets and liabilities, but fail to consider the interest sensitivities of those asset and liability accounts. Management has prepared for its use an income simulation model to forecast future net interest income, in light of the current gap position. Management has also prepared for its use alternative scenarios to measure levels of net interest income associated with various changes in interest rates. Results have indicated that an interest rate increase of 200 basis points and a decline of 200 basis resulted in an impact on future net interest income which is consistent with target levels contained in the Corporation's Asset/Liability Policy. Management cannot provide any assurances about the actual effect of changes in interest rates on the Corporation's net income.

I. Investment Portfolio

    a) For information regarding the carrying value of the investment portfolio, see pages 39 and 40 of the 1999 Annual Report which is incorporated herein by reference. b) The following table illustrates the maturity distribution and weighted average yield on a tax-equivalent basis for investment securities at December 31, 1999, on a contractual maturity basis.

                                          Obligations                   Other Securities,
                                            of US        Obligations     Federal Reserve
                                          Treasury &      of States       and Federal
                                          Government     & Political       Home Loan
(Dollars in Thousands)                     Agencies      Subdivisions      Bank Stock        Total
---------------------------------------------------------------------------------------------------------

Due in 1 year or less
     Amortized Cost                       $    98,261    $    10,118     $     3,999      $   112,378
     Market Value                              92,940         10,114           4,002          107,056
     Weighted Average Yield                    6.765%         6.308%           6.705%          6.722%
Due after one year through five years
     Amortized Cost                       $    87,869    $    23,202     $     29,903     $   140,974
     Market Value                              85,712         22,960           29,405         138,077
     Weighted Average Yield                    6.550%         6.586%           6.530%          6.552%
Due after five years through ten years
     Amortized Cost                       $     7,596    $    17,293     $      498       $    25,387
     Market Value                               7,374         16,343            476            24,193
     Weighted Average Yield                    6.439%         6.783%           6.250%          6.669%
Due after ten years
     Amortized Cost                       $    21,564    $      0        $       0        $    21,564
     Market Value                              20,944           0                0             20,944
     Weighted Average Yield                    6.645%         0.000%           0.000%           6.645%
No Maturity
     Amortized Cost                       $       0      $      0        $     6,762      $     6,762
     Market Value                                 0             0              6,762            6,762
     Weighted Average Yield                    0.000%         0.000%           6.493%           6.493%
---------------------------------------------------------------------------------------------------------
Total
     Amortized Cost                       $    215,290   $    50,613     $     41,162     $   307,065
     Market Value                              206,970        49,417           40,645         297,032
     Weighted Average Yield                    6.654%         6.597%           6.537%           6.629%
---------------------------------------------------------------------------------------------------------

   c) Securities of a single issuer exceeding 10 percent of stockholders' equity amounted to $14.3 million - for 1999 at December 31, 1999 and are listed in the table below:

                                                                        Aggregate
      (Dollars in thousands)                        Issuer              Book Value    Market Value
---------------------------------------------------------------------------------------------------------
                                       Citi Group                       $   4,498      $    4,392
                                       California Housing Authority     $   4,400      $    4,095
                                       Federal Home Loan  Bank Stock    $   5,423      $    5,423
---------------------------------------------------------------------------------------------------------
                                        Total                           $  14,321      $   13,910
---------------------------------------------------------------------------------------------------------

For other information regarding the Corporation's investment securities portfolio, see Pages 17, 18, 39 and 40 of the 1999 Annual Report.

II.  Loan Portfolio

   The following table presents information regarding the components of the Corporation's loan portfolio on the dates indicated.

                                                          Years Ended December 31,
                                                          ------------------------
    (Dollars in thousands)          1999             1998           1997            1996           1995
   ---------------------------------------------------------------------------------------------------------
    Commercial                  $   61,861     $     52,182     $   39,397     $    25,950    $    21,302
    Real estate-mortgage            99,800           91,189         88,067          85,994         69,954
    Installment and other            7,669            7,060          5,565           6,584          7,012
   ---------------------------------------------------------------------------------------------------------
     Total                         169,330          150,431         133,029        118,528         98,268
    Less:
    Unearned discount                  241              332             605            698            698
    Allowance for loan losses        1,423            1,326           1,269          1,293          1,073
   ---------------------------------------------------------------------------------------------------------
    Net total                   $  167,666     $    148,773     $   131,155    $   116,537    $    96,497
   ---------------------------------------------------------------------------------------------------------


Since 1995, demand for the Bank's commercial loan, commercial real estate and real estate mortgage products improved gradually. Business development and marketing programs coupled with positive market trends supported the growth, in 1996, 1997, 1998 and 1999. The Lehigh acquisition also accounted for a portion of 1996 loan growth approximating $15.2 million.

The maturities of commercial loans at December 31, 1999 are listed below.



                                                        At December 31, 1999, Maturing
                                   ----------------------------------------------------------------------
                                                       After One Year
                                   In One Year            Through                After
(Dollars in thousands)               Or Less             Five Years            Five Years           Total
----------------------             -----------         --------------          ----------           -----
Construction  loans                  $   284            $    86                 $     0            $   370
Commercial real estate loans           1,249              2,305                  20,560             24,114
Commercial loans                      17,224              7,579                  12,574             37,377
                                     -------            -------                 -------            -------
           Total                     $18,757            $ 9,970                 $33,134            $61,861
                                     =======            =======                 =======            =======
Loans with:
  Fixed rates                        $   818            $ 8,177                 $33,134            $42,129
  Variable rates                      17,939            $ 1,793                 $     0             19,732
                                     -------            -------                 -------            -------
Total                                $18,757            $ 9,970                 $33,134             61,861
                                     =======            =======                 =======            =======

Lending is one of Center Bancorp's primary business activities. The Corporation's loan portfolio consists of both retail and commercial loans, serving the diverse customer base in its market area. In 1999, average total loans comprised 34.1 percent of average interest-earning assets. The Corporation has experienced a compound growth rate in average loans since 1995 of 11.4 percent. Average loans amounted to $160.2 million in 1999 compared with $139.0 million in 1998 and $125.5 million in 1997. The composition of Center Bancorp's loan portfolio continues to change due to the local economy. Factors such as the economic climate, interest rates, real estate values and employment all contribute to these changes. Loan growth has been generated through business development efforts and entry through branching into new markets.

Average commercial loans increased approximately $5.9 million or 21.8 percent in 1999 as compared with 1998. The Corporation seeks to create growth in commercial lending by offering customized products, competitive pricing and by capitalizing on the positive trends in its market area. Specialized products are offered to meet the financial requirements of the Corporation's clients. It is the objective of the Corporation's credit policies to diversify the commercial loan portfolio to limit concentrations in any single industry.

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

Average mortgage loans, which amounted to $95.3 million in 1999, increased $8.9 million or 10.3 percent as compared with average mortgage loans of $86.4 million in 1998 (which reflected a 7.2 percent increase over 1997). The Corporation's long-term mortgage portfolio includes both residential and commercial financing. Growth during the past two years largely reflected brisk activity in mortgage financing. Although a portion of the Corporation's commercial mortgages adjust to changes in the prime rate, as well as indices tied to 5 year Treasury Notes, most of these loans and residential mortgage loans have fixed interest rates.

Residential loans increased steadily in 1995 and in 1996; the increase was attributable to the Lehigh acquisition. During 1998 growth increased as rates stabilized with similar trends experienced during 1999. During 1998 and 1999 growth was affected by refinancing activity, competition among lenders and rising interest rates during the second half of 1999.

Average construction loans and other temporary mortgage financing decreased from 1998 to 1999 by $173,000 to $594,000. Such loans increased by $209,000 from 1997 to 1998. The change in construction and other temporary mortgage lending has been generated by the market activity of the Corporation's customers engaging in residential and commercial development throughout New Jersey. Interest rates on such mortgages are generally tied to key short-term market interest rates. Funds are typically advanced to the builder or developer during various stages of construction and upon completion of the project it is contemplated that the loans will be repaid by cash flows derived from the ongoing project.

Loans to individuals include personal loans, student loans, and home improvement loans, as well as financing for automobiles and other vehicles. Such loans averaged $7.7 million in 1999, as compared with $7.1 million in 1998 and $5.6 million in 1997. The growth in loans to individuals, during 1999, was buoyed by increases in personal loans, offset in part by sales of student loans and declines in automobile loans.

Home equity loans, which the Corporation has been actively promoting since 1994, as well as traditional secondary mortgage loans, have become popular with consumers due to their tax advantages over other forms of consumer borrowing vehicles. Home equity loans and secondary mortgages averaged $27.5 million in 1999, an increase of $6.0 million or 27.9 percent as compared with average home equity loans of $21.5 million in 1998. Interest rates on floating rate home equity loans are generally tied to the prime rate while most other loans to individuals, including fixed rate home equity loans, are medium-term (ranging between one-to-five years) and carry fixed interest rates.

At December 31,1999, the Corporation had total lending commitments outstanding of $37.0 million, of which approximately 43.0 percent and 21.1 percent were for commercial loans and commercial real estate and construction loans, respectively.

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

Risk Elements. Risk elements include non-performing loans, loans past due ninety days or more as to interest or principal payments but not placed on a non-accrual status, potential problem loans, other real estate owned, net, and other non-performing interest-earning assets.

Non-performing and Past Due Loans, OREO. Non-performing loans include non-accrual loans and troubled debt restructurings non-accrual Loans represent loans on which interest accruals have been suspended. It is the Corporation's general policy to consider the charge-off of loans when they become contractually past due ninety days or more as to interest or principal payments or when other internal or external factors indicate that collection of principal or interest is doubtful. Troubled debt restructurings represent loans on which a concession was granted to a borrower, such as a reduction in interest rate which is lower than the current market rate for new debt with similar risks. At December 31, 1999, other real estate owned (OREO) consisted of a closed branch facility with a carrying value of approximately $73,000.

Loans accounted for on a non-accrual basis at December 31, 1999, 1998, 1997, 1996, and 1995 are as follows.


    (Dollars in thousands)       1999       1998      1997       1996       1995
   --------------------------------------------------------------------------------
   Mortgage Real Estate       $   269   $    38   $    27    $    298   $     0
   Commercial                       0         0         0           0         0
   Installment                     23         3         0           0         0
   --------------------------------------------------------------------------------
   Total non-accrual loans    $   292   $    41   $    27    $    298   $     0
   --------------------------------------------------------------------------------

Accruing loans which are contractually past due 90 days or more as to principal or interest payments are as follows:

                                                  December 31,
                                 -------------------------------------------------
    (Dollars in thousands)      1999         1998      1997       1996        1995
   -----------------------------------------------------------------------------------
   Commercial                  $   0       $    0     $    0     $    11     $    0
   Installment                     0           24         73         110         48
   -----------------------------------------------------------------------------------
   Total                       $   0       $   24     $   73     $   121     $   48
   -----------------------------------------------------------------------------------

There were no loans which are "troubled debt restructurings" as of the last day of each of the last five years.

In general, it is the policy of management to consider the charge-off of loans at the point that they become past due in excess of 90 days, with the exception of loans that are secured by cash or marketable securities or mortgage loans which are in the process of foreclosure.

There were no other known "potential problem loans" (as defined by SEC regulations) as of December 31, 1999 that have not been identified and classified. Classified loans, consisting of other assets especially mentioned and substandard loans, amounted to $2,572,534 and $519,021, respectively, at December 31, 1999. On March 21, 2000, a $500,000 loan classified as substandard at December 31, 1999, was repaid in full by the borrower. At December 31, 1998 these loans amounted to $119,440 and $75,670 respectively. The Corporation has no foreign loans.

As of December 31, 1999, $8.6 million of the commercial loan portfolio, or 23.0 percent of $37.4 million, represented outstanding working capital loans to various real estate developers. All but $4.4 million of these loans are secured by mortgages on land and on buildings under construction.

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


                                 Commercial         Real Estate Mortgage       Installment        Unallocated
                                 ----------         --------------------       -----------        -----------
                            Amount      Loans to     Amount     Loans to     Amount     Loans to      Amount
                                      Total Loans              Total Loans            Total Loans
(Dollars in thousands)                                              %                      %
---------------------------------------------------------------------------------------------------------------
        1999                 $ 718        36.6        $ 492       58.9       $155         4.5        $  58
        1998                 $ 553        34.7        $ 330       60.6       $ 66         4.7        $ 377
        1997                 $ 498        29.6        $ 262       66.2       $ 56         4.2        $ 453
        1996                 $ 415        21.9        $ 220       66.1       $ 62        12.0        $ 596
        1995                 $ 467        21.7        $ 187       71.2       $ 22         7.1        $ 397

Information regarding charge-offs and recoveries is incorporated by reference to page 20 of the 1999 Annual Report.

IV. Deposits

Information regarding average amounts/rates of deposits is incorporated by reference to pages 26 and 31 of the 1999 Annual Report. Information regarding the amount of time certificates of deposit of $100,000 or more is presented on pages 26, 31, and 32 of the 1999 Annual Report.

V. Return on Equity and Assets

Information regarding the return on average assets, return on average equity, the equity to assets ratio and dividend payout ratio is incorporated by reference to pages 1 and 13 of the 1999 Annual Report. Return on average assets was 0.92 percent, 0.88 percent and 0.94 percent for the years ended December 31, 1999, 1998 and 1997, respectively. The dividend payout ratio was 47.8 percent,
48.5 percent and 41.3 percent for the years ended December 31, 1999, 1998 and 1997, respectively. Return on tangible average shareholders equity was 13.5 percent in 1999, compared with 12.9 percent for 1998 and 15.9 percent in 1997. Average shareholders equity as a percent of average assets was 7.43 percent,
7.49 percent and 6.65 percent for the years ended December 31, 1999, 1998 and 1997, respectively.

VI. Short-term Borrowings

Information regarding the amount outstanding of short-term borrowings is incorporated by reference to page 28 of the 1999 Annual Report.

ITEM 2-Properties

The Bank's operations are located at five sites in Union Township, one in Springfield Township, one in Berkeley Heights, one in Vauxhall and one in Summit , Union County, New Jersey. The Bank also has one site in Madison, and one site in Morristown, Morris County, New Jersey. The principal office is located at 2455 Morris Avenue, Union, Union County, New Jersey. The principal office is a two story building constructed in 1993.

Five of the locations are owned by the Bank and six of the locations are leased by the Bank. The lease of the Five Points Branch located at 356 Chestnut Street, Union, New Jersey expires November 30, 2002 and is subject to renewal at the Bank's option. The lease of the Career Center Branch located in Union High School expires December 31, 2002 and is also subject to renewal at the Bank's option and the lease of the Madison office located at 300 Main Street, Madison, New Jersey expires June 6, 2005 and is subject to renewal at the Bank's option. The lease of the Millburn Mall Branch located at 2933 Vauxhall Road, Vauxhall, New Jersey expires February 01, 2003 and is subject to renewal at the Bank's option and the lease of the Morristown office located at 86 South Street, Suite 2A, Morristown, New Jersey expires February 28, 2003 and is subject to renewal at the Bank's option. The lease of the Summit branch located 392 Springfield Avenue, Summit, New Jersey expires March 31, 2009 and is subject to renewal at the Bank's option. (See page the inside of back cover of the 1999 Annual Report for a complete listing of all branches and locations. The Drive In/Walk Up located at 2022 Stowe Street, Union, New Jersey is adjacent to a part of the Main Office facility.) The Bank has two off-site ATM's, one at Union Hospital, 100 Galloping Hill Road, Union, New Jersey and one at Union County College, 1033 Springfield Avenue, Cranford, New Jersey.

On November 14, 1999, the Corporation executed a Purchase Agreement with the Town of Morristown , New Jersey in the amount of $751,000 to purchase at public auction property located at 214 South Street, At that date, the Corporation deposited the sum of $50,000 with the Town Officer conducting the Auction.

ITEM 3-Legal Proceedings

There are no significant pending legal proceedings involving the Parent Corporation or Bank other than those arising out of routine operations. Management does not anticipate that the ultimate liability, if any, arising out of such litigation will have a material effect on the financial condition or results of operations of the Parent Corporation and Bank on a consolidated basis. Such statement constitutes a forward-looking statement under the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from this statement as a result of various factors, including the uncertainties arising in proving facts within the Judicial System.

ITEM 4-Submission of Matters to a Vote of Security Holders

The Corporation had no matter submitted to a vote of security holders during the fourth quarter of 1999.

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

  Name and Age              Officer Since                Business Experience
  ---------------------------------------------------------------------------------------------------------

  John J.  Davis            1982 the Parent Corporation  President & Chief Executive Officer
  Age - 57                  1977 the Bank                of the Parent Corporation and the Bank

  Anthony C.  Weagley       1996 the Parent Corporation  Vice President & Treasurer of the Parent
                                                         Corporation
  Age - 38                  1995 the Bank                Senior Vice President & Cashier (1996-Present),
                            1985 the Bank                Vice President & Cashier (1991 - 1996) and
                                                         Assistant Vice President prior years of the Bank

  Donald Bennetti           1996 the Parent Corporation: Vice President of the Parent Corporation
  Age - 56                  1990 the Bank                Senior Vice President (1997-Present)
                                                         Vice President (1993-1997)
                                                         Assistant Vice President (1992-1993) and
                                                         Assistant Cashier (1990-1992) of the Bank

  Robert J. Diesner         1998 the Parent Corporation  Vice President of the Parent Corporation
  Age - 52                  1996 the Bank                Senior Vice President & Senior Loan Officer
                                                         (1998-Present)
                                                         Vice President (1997-1998) and
                                                         Assistant Vice President (1996-1997) of the Bank

  John F. McGowan           1998 the Parent Corporation  Vice President of the Parent Corporation
  Age - 53                  1996 the Bank                Senior Vice President ( 1998-Present) and
                                                         Vice President (1996-1998) of  the Bank

  Lori A. Wunder            1998 the Parent Corporation  Vice President of the Parent Corporation
  Age - 36                  1995 the Bank                Senior Vice President  (1998-Present)
                                                         Vice President (1997-1998)
                                                         Assistant Vice President (1996-1997) and
                                                         Assistant Cashier (1995-1996) of the Bank

  Julie D'Aloia             1998 the Parent Corporation  Secretary of the Parent Corporation
  Age - 38                  1998 the Bank                Corporate Secretary and Assistant to the
                                                         President
                                                         Assistant Secretary and Assistant
                                                         To the President  (1997-1998) of the Bank

                                     Part II

ITEM 5-Market Information For the Registrant's Stock and Related
Stockholder Matters

The information required by Item 5 of Form 10-K appears on page 29 of the 1999 Annual Report and is incorporated herein by reference. As of December 31, 1999 there were 603 holders of record of the Parent Corporation's Common Stock.


ITEM 6-Selected Financial Data

The information required by Item 6 of Form 10-K appears on pages 1 and 13 of the 1999 Annual Report and is incorporated herein by reference.


ITEM 7-Management's Discussion And Analysis of Financial Condition and Results of Operations

The information required by Item 7 of Form 10-K appears on pages 14 through 30 of the 1999 Annual Report and is incorporated herein by reference.

ITEM 7A-Quantitative and Qualitative Disclosures About Market Risk

The information required by Item 7A of Form 10-K appears on pages 24 through 27 of the 1999 Annual Report and is incorporated herein by reference.

ITEM 8-Financial Statements and Supplementary Data

The information required by Item 8 of Form 10-K appears on pages 32 through 54 of the 1999 Annual Report and is incorporated herein by reference.

ITEM 9-Changes In and Disagreements With Accountants on
Accounting and Financial Disclosures

None

                                    Part III

ITEM 10-Directors of the Registrant

The Corporation responds to this item by incorporating herein by reference the material responsive to such item in the Corporation's definitive proxy statement for its 2000 Annual Meeting of Stockholders.

ITEM 11-Executive Compensation

The Corporation responds to this item by incorporating herein by reference the material responsive to such item in the Corporation's definitive proxy statement for its 2000 Annual Meeting of Stockholders.

ITEM 12-Security Ownership of Certain Beneficial Owners and Management

The Corporation responds to this item by incorporating herein by reference the material responsive to such item in the Corporation's definitive proxy statement for its 2000 Annual Meeting of Stockholders.

ITEM 13-Certain Relationships and Related Transactions
The Corporation responds to this item by incorporating herein by reference the material responsive to such item in the Corporation's definitive proxy statement for its 2000 Annual Meeting of Stockholders.

                                     Part IV


ITEM 14-Exhibits, Financial Statement Schedules, and
Reports on Form 8 -K



  Consolidated Statements of Condition at December 31, 1999, and  1998                                32
  -------------------------------------------------------------------------------------------------------
  Consolidated Statements of Income for the years ended
  December 31, 1999 and 1998 and 1997                                                                 33
  -------------------------------------------------------------------------------------------------------
  Consolidated Statements of Changes in Stockholders' Equity for the years ended
  December 31, 1999, 1998 and 1997                                                                    34
  -------------------------------------------------------------------------------------------------------
  Consolidated Statements of Cash Flows for the years ended
  December 31, 1999, 1998 and 1997                                                                    35
  -------------------------------------------------------------------------------------------------------
  Notes to Consolidated Financial Statements                                                       36-53
  -------------------------------------------------------------------------------------------------------
  Independent Auditors' Report                                                                        54
  -------------------------------------------------------------------------------------------------------

A2.  Financial Statement Schedules

All Schedules have been omitted as inapplicable, or not required, or because the required information is included in the Consolidated Financial Statements or the notes thereto.

A3.  Exhibits

   3.1 Certificate of Incorporation of the Registrant is incorporated by reference to exhibit 3.1 to the Registrant's Annual Report on Form 10K for the year ended December 31, 1998.

   3.2 By- Laws of the Registrant is incorporated by reference to exhibit 3.2 to the Registrant's Annual Report on Form 10K for the year ended December 31, 1998.

   10.1 Employment agreement between the Registrant and Donald Bennetti, dated January 1, 1996, is incorporated by reference to exhibit 10.1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995.

   10.2 Employment agreement between the Registrant and John J. Davis is incorporated by reference to exhibit 10.2 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995

   10.3 The Registrant's Employee Stock Option Plan is incorporated by reference to exhibit 10.3 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993

   10.4 The Registrant's Outside Director Stock Option Plan is incorporated by reference to exhibit 10.4 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993

   10.5 Supplemental Executive Retirement Plans ("SERPS") are incorporated by reference to exhibit 10.5 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994

   10.6 Executive Split Dollar Life Insurance Plan is incorporated by reference to exhibit 10.5 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994

   10.7 Employment agreement between the Registrant and Anthony C. Weagley, dated as of January 1, 1996 is incorporated by reference to exhibit 10.7 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995

   10.10 Directors' Retirement Plan is incorporated by reference to exhibit
   10.10 to the Registrant's Annual Report on Form 10K for the year ended December 31, 1998.

   10.11 Center Bancorp, Inc. 1999 Stock Incentive Plan.

   11.1 Statement regarding computation of per share earnings is omitted because the computation can be clearly determined from the material incorporated by reference in this Report.

   13.1 Registrant's Annual Report to Shareholders for the year ended December 31, 1999 (parts not incorporated by reference are furnished for information purposes only and are not to be deemed to be filed herewith.)

   21.1 Subsidiaries of the Registrant

   23.1 Consent of KPMG LLP

   27.1 Financial Data Schedule

B.  Reports on Form 8-K

There were no reports on Form 8-K filed by the Registrant during the fourth quarter of 1999.

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

Dated  March 30, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, in the capacities described below and on the date indicated above:

/s/ CHARLES P. WOODWARD                   /s/ HUGO BARTH, III
------------------------------------      -------------------
Charles P. Woodward,                      Hugo Barth, III
Director and Chairman of the Board        Director



/s/ ROBERT L. BISCHOFF                    /s/ ALEXANDER BOL
------------------------------------      -----------------
Robert L. Bischoff                        Alexander Bol
Director                                  Director




/s/ BRENDA CURTIS                         /s/ DONALD G. KEIN
------------------------------------      ------------------
Brenda Curtis                             Donald G. Kein
Director                                  Director



/s/ JOHN J. DAVIS                         /s/ HERBERT SCHILLER
------------------------------------      --------------------
John J. Davis                             Herbert Schiller
President and Chief Executive Officer     Director
and Director


/s/ PAUL LOMAKIN, JR.                     /s/ STANLEY R. SOMMER
------------------------------------      ---------------------
Paul Lomakin, Jr.                         Stan R. Sommer
Director                                  Director


/s/ WILLIAM THOMPSON                      /s/ ANTHONY C. WEAGLEY
------------------------------------      ----------------------
William Thompson                          Anthony C. Weagley
Director                                  Vice President & Treasurer (Chief
                                          Accounting and Financial Officer)