Form 10-Q
period 2000-03-31
CENTER BANCORP INC
filed 2000-05-15
CIK 712771

                        SECURITIES & EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
         (Mark One)

[X] QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2000 OR

[ ] TRANSITION  REPORT  PURSUANT TO SECTION 13 OR 15(D) OF THE  SECURITIES
    EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________TO___________

Commission file number 2-81353

                              CENTER BANCORP, INC.
    -----------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             New Jersey                                52-1273725
    -----------------------------------------------------------------------
    (State or other jurisdiction of                 (I.R.S. Employer
    incorporation or organization)                  Identification No.)

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

                  Yes[X]                             No[ ]

Shares outstanding on April 30, 2000
Common stock no par value - 3,815,346 shares

         CENTER BANCORP, INC.

                               INDEX TO FORM 10-Q


PART I.  FINANCIAL INFORMATION                                                               PAGE
         Item 1.  Financial Statements
                  Consolidated Statements of Condition
                  March 31, 2000 (unaudited) and December 31, 1999                             3

                  Consolidated Statements of Income
                  Three Months Ended March 31, 2000 and 1999                                   4
                  (unaudited)

                  Consolidated Statements of Cash Flows
                  Three Months Ended March 31, 2000 and 1999                                   5
                  (unaudited)

                  Notes to the Consolidated Financial Statements                             6-7

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                             8-18

         Item 3.  Qualitative and Quantitative Disclosures about
                  Market Risks                                                                18


PART II.  OTHER INFORMATION

         Item 1.  Legal Proceedings                                                           18

                  Item 4.  Submission of Matters to a Vote of Security Holders                19

         Item 6.  Exhibits                                                                    19

                  Signature                                                                   19

                  Exhibit Index                                                               20


         Center Bancorp, Inc.
         Consolidated Statements of Condition


                                                                             March 31,   December 31
(Dollars in Thousands)                                                         2000           1999
----------------------------------------------------------------------------------------------------
                                                                             unaudited
  Assets:
  Cash and due from banks                                                     $ 16,473      $ 18,675
  Investment securities held to maturity approximate
     market value of $163,085 in 2000 and $176,542 in 1999)                    170,113       183,450
  Investment securities available-or-sale                                      135,832       120,490
  --------------------------------------------------------------------------------------------------
     Total investment securities                                               305,945       303,940
  --------------------------------------------------------------------------------------------------
  Loans, net of unearned income                                                177,994       169,089
     Less - Allowance for loan losses                                            1,451         1,423
  --------------------------------------------------------------------------------------------------
      Net loans                                                                176,543        167,66
  --------------------------------------------------------------------------------------------------
  Premises and equipment, net                                                    9,633         9,778
  Accrued interest receivable                                                    4,961         4,727
  Other assets                                                                   2,747         2,102
  Goodwill                                                                       2,656         2,736
  --------------------------------------------------------------------------------------------------
  Total Assets                                                                $518,958      $509,624
  --------------------------------------------------------------------------------------------------
  Liabilities
    Deposits:
    Non-interest bearing                                                      $ 92,391      $ 94,829
    Interest bearing:
    Certificates of Deposit $100,000 and over                                   62,966        43,641
  Savings and Time Deposits                                                    250,496       250,785
  --------------------------------------------------------------------------------------------------
  Total Deposits                                                               405,853       389,255
  Federal funds purchased and securities sold under
    agreements to repurchase                                                    31,915        30,752
  Federal Home Loan Bank advances                                               40,000        50,000
  Accounts payable and accrued liabilities                                       3,950         3,104
  --------------------------------------------------------------------------------------------------
  Total liabilities                                                            481,718       473,111

  Stockholders' equity
  Common Stock, no par value:
  Authorized 20,000,000 shares; issued 4,258,044 and 4,253,441
    shares in 2000 and 1999, respectively                                       10,825        10,760
  Additional paid-in-capital                                                     3,934         3,807
  Retained earnings                                                             26,195        25,568
  Treasury stock at cost (442,765 and 458,964 shares in 2000
    and 1999, respectively)                                                     (1,611)       (1,674)
  Restricted stock                                                                 (71)          (71)
  Accumulated other comprehensive loss                                          (2,032)       (1,877)
  --------------------------------------------------------------------------------------------------
      Total stockholders' equity                                                37,240        36,513
  --------------------------------------------------------------------------------------------------
      Total liabilities and stockholders' equity                              $518,958      $509,624
  --------------------------------------------------------------------------------------------------

See accompanying Notes to Consolidated Financial Statements

Center Bancorp, Inc.
Consolidated Statements of Income (unaudited)

        (Dollars in Thousands, except per share data)                       2000          1999
        ---------------------------------------------------------------------------------------
        Interest Income:

           Interest and fees on loans                                      $3,301        $2,879
           Interest and dividends on investment securities:
             Taxable interest income                                        4,682         4,311
             Non-Taxable interest income                                      232           207
        Interest on Federal funds sold and securities
        Purchased under agreement to resell                                    59           143
        ---------------------------------------------------------------------------------------
             Total interest income                                          8,274         7,540
        ---------------------------------------------------------------------------------------
        Interest expense:
        Interest on certificates of deposit $100,000 or more                  715           577
        Interest on other deposits                                          1,884         1,780
        Interest on borrowings                                                927           592
        ---------------------------------------------------------------------------------------
              Total interest expense                                        3,526         2,949
        ---------------------------------------------------------------------------------------
              Net interest income                                           4,748         4,591
        Provision for loan losses                                              51            18
        ---------------------------------------------------------------------------------------
               Net interest income after provision for loan losses          4,697         4,573
        ---------------------------------------------------------------------------------------
        Other income:
        Service charges, commissions and fees                                 255           176
         Other income                                                          85            70
        (Loss) gain on securities sold                                        (55)            0
        ---------------------------------------------------------------------------------------
               Total other income                                             285           246
        ---------------------------------------------------------------------------------------
        Other expense:
        ---------------------------------------------------------------------------------------
          Salaries and employee benefits                                    1,683         1,668
        ---------------------------------------------------------------------------------------
          Occupancy expense, net                                              357           297
        ---------------------------------------------------------------------------------------
            Premises and equipment expense                                    344           320
        ---------------------------------------------------------------------------------------
            Marketing and advertising                                         121           165
        ---------------------------------------------------------------------------------------
            Stationery and printing                                           934            91
        ---------------------------------------------------------------------------------------
            Other expenses                                                    627           591
        ---------------------------------------------------------------------------------------
             Total other expense                                            3,225         3,132
        ---------------------------------------------------------------------------------------
              Income before income tax expense                              1,757         1,687
        Income tax expense                                                    561           556
        ---------------------------------------------------------------------------------------
             Net income                                                    $1,196        $1,131
        ---------------------------------------------------------------------------------------
        Earnings per share
        Basic                                                               $0.31         $0.30
        Diluted                                                             $0.31         $0.30
        ---------------------------------------------------------------------------------------
        Weighted average common shares outstanding
        Basic                                                           3,801,598     3,760,772
        Diluted                                                         3,820,368     3,787,237
        ---------------------------------------------------------------------------------------

         See Accompanying Notes to Consolidated Financial Statements

Center Bancorp, Inc.
Consolidated Statements of Cash Flows (unaudited)

                                                                                          Three Months Ended
                                                                                               March 31,
                                                                                     -------------------------
(Dollars in thousands)                                                                    2000           1999
--------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                           $ 1,196          $1,131
  Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation and amortization                                                         371             332
     Provision for loan losses                                                              51              18
     Loss on sale of investment securities available-for-sale                               55               0
     Increase in accrued interest receivable                                              (234)           (333)
     Increase in other assets                                                             (646)           (268)
     Increase in other liabilities                                                         846             221
     Amortization of premium and accretion of
      discount on investment securities, net                                               (11)             17
--------------------------------------------------------------------------------------------------------------
        Net cash provided by operating activities                                        1,628           1,118
--------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from maturities of securities available-for sale                             2,892          14,023
   Proceeds from maturuties of securities held-to maturity                               3,425          20,453
   Proceeds from sales of securities available-for-sale                                 11,232               0
   Proceeds from redemption of FHLB stock                                                4,803               0
   Purchase of securities available-for-sale                                            (9,123)        (13,378)
   Purchase of securities held-to-maturity                                             (15,433)        (22,513)
   Net increase in loans                                                                (8,928)         (6,820)
   Property and equipment expenditures, net                                               (145)           (296)
--------------------------------------------------------------------------------------------------------------
     Net cash used in investing activities                                             (11,277)         (8,531)
--------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in deposits                                                              16,598          20,704
  Dividends paid                                                                          (569)           (537)
  Proceeds from issuance of common stock                                                   255             110
  Net (decrease) increase in short term borrowing                                       (8,837)          5,495
--------------------------------------------------------------------------------------------------------------
        Net cash provided by  financing activities                                       7,447          25,772
--------------------------------------------------------------------------------------------------------------
        Net (decrease) increase in cash and cash equivalents                            (2,202)         18,359
--------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at beginning of period                                        18,675          15,975
--------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                             $16,473         $34,334
--------------------------------------------------------------------------------------------------------------

Supplemental disclosures of cash flow information:
  Interest paid on deposits and short-term borrowings                                  $ 3,316         $ 3,047
  Income Taxes                                                                         $   561         $   455
--------------------------------------------------------------------------------------------------------------
Transfer of investment securities held to maturity
to investment securities available-for-sale                                            $25,358         $     0

See Accompanying Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements

NOTE 1
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements of Center Bancorp, Inc., (the Corporation) are prepared on the accrual basis and include the accounts of the Corporation and its wholly owned subsidiary, Union Center National Bank (the Bank). All significant intercompany accounts and transactions have been eliminated from the accompanying consolidated financial statements.

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

In the opinion of Management, all adjustments necessary for a fair presentation of the Corporation's financial position and results of operations for the interim periods have been made. Such adjustments are of a normal recurring nature. Results for the period ended March 31, 2000 are not necessarily indicative of results for any other interim period or for the entire fiscal year. Reference is made to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1999 for information regarding accounting principles.

NOTE 2

RECENT ACCOUNTING PRONOUNCEMENTS

SFAS No. 133 and 137 In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivatives and Similar Financial Instruments and for Hedging Activities." This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognizes all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair market value of a recognized asset or liability or an unrecognized firm commitment, or (b) a hedge of the exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security or a foreign-currency-denominated forecasted transaction.

This Statement was originally effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Initial application of this Statement should be as of the beginning of an entity's fiscal quarterly; on that date, hedging relationships must be designated anew and documented pursuant to the provisions of this Statement. Earlier application of all of the provisions of this Statement is encouraged, but is permitted only as of the beginning of any fiscal quarter that begins after issuance of this Statement. This Statement should not be applied retroactively to financial statements of prior periods.

In June 1998, the Financial Accounting Standards Board issued Statement No. 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" which amended SFAS No. 133 to be effective for all fiscal years beginning after June 15, 2000.

On January 1, 2000 the Corporation adopted SFAS 133 and SFAS 137. The transition provisions contained in SFAS 133 provide that at the date of initial application, an entity may transfer any debt security classified as "held to maturity (HTM) " to "available-for-sale (AFS)" or "trading." On the initial adoption date of SFAS 133 as amended by SFAS 137, the Bank transferred $25,357,952 (amortized cost) of its securities previously classified as held to maturity to the available-for-sale classification. The related unrealized net gain as of transfer date was $5,109, which has been recognized in the comprehensive income component of stockholders' equity, as the cumulative effect of adopting the new accounting principles.

NOTE 3

The Corporation has adopted FASB Statement No. 130, "Reporting Comprehensive Income"; the required disclosure is contained in the table set forth below.

                                                   Three Months Ended March 31,
              Comprehensive Income                     2000          1999
   -----------------------------------------------------------------------
    (Dollars in thousands)
   -----------------------------------------------------------------------

   Net income                                         $1,196        $1,131
   Other comprehensive income
   Unrealized holding losses gains arising
   during the period, net of taxes                      (191)         (515)
   Less reclassification adjustment
   for losses included in net
   income (net of tax benefit)                            36             0
   -----------------------------------------------------------------------
   Other comprehensive income (loss)                    (155)         (515)
   -----------------------------------------------------------------------
   Total comprehensive income                        $ 1,041        $  616
   =======================================================================

ITEM 2.

            Management's Discussion & Analysis of Financial Condition
                            and Results of Operations

Net income and earnings per share (Basic and Diluted) increased 5.8% for the first quarter of 2000 when compared to the first quarter of 1999. Net income for the three months ended March 31, 2000 was $1,196,000 as compared to $1,131,000 earned for the comparable three-month period of 1999. On a diluted per share basis, earnings were $0.31 and $.30 for the three months ended March 31, 2000 and 1999, respectively. The annualized return on average assets was 0.94 percent for the three months ended March 31, 2000, and 1999, while the annualized return on average stockholders' equity was 12.96 percent and 12.21 percent, respectively. Earnings performance for the three months ended March 31, 2000 reflected increased net interest income partially offset by increases in non-interest expense.

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

      Net Interest Income
     -------------------------------------------------------------------
                                                   Three Months Ended
                                                        March 31,
     (dollars in thousands)                                      Percent
                                                2000      1999   Change
                                              -------   -------  -------
     Interest income:
      Investments                             $4,914    $4,518     8.8%
      Loans, including fees                    3,301     2,879    14.7
      Federal funds sold and securities
      sold under agreement to repurchase          59       143   (58.7)
                                              ------    ------   -----
        Total interest income                  8,274     7,540     9.7
     -----------------------------------------------------------------
     Interest expense:
      Certificates of  Deposit of $100,000
         or more                                 715       577    23.9
     Savings and Time                          1,884     1,780     5.8
      Borrowings                                 927       592    56.6
                                              ------    ------   -----
        Total interest expense                 3,526     2,949    19.6
                                              ------    ------   -----
      NET INTEREST INCOME*                     4,748     4,591     3.4
     -----------------------------------------------------------------
     Tax-equivalent adjustment                   120       106    13.2
     Net interest income on a fully
     tax equivalent basis                     $4,868    $4,697     3.6%
     -------------------------------------------------------------------


     *Before the provision for loan losses. NOTE: The tax-equivalent adjustment was computed based on an assumed statutory Federal income tax rate of 34 percent. Adjustments were made for interest accrued on securities of state and political subdivisions.

Net interest income on a fully tax-equivalent basis increased $171,000 or 3.6 percent to $4.9 million for the three months ended March 31, 2000, from $4.7 million for the comparable period in 1999. The net interest spread decreased to
3.42 percent from 3.58 percent due to the increased cost of funds reflecting the higher rates paid on interest-bearing liabilities. For the first three months of 2000, the increase in the average yield on interest-earning assets of 24 basis points was offset by a more substantial increase in the average cost of interest-bearing liabilities of 40 basis points. Average interest-earning assets increased $27.2 million as compared with the three-month period in 1999. The net decrease in average interest-bearing liabilities was $24.3 million over the comparable three-month period in 1999. The 2000 first quarter changes in average volumes were primarily due to increased volumes of loans and non-taxable investments funded with more costly interest-bearing liabilities.

For the three-month period ended March 31, 2000, interest income (tax-equivalent) increased by $171,000 or 3.6 percent over the comparable three month period in 1999. The primary factor contributing to the increase was the growth of earning assets, primarily loans. The Corporation's loan portfolio increased on average $20.7 million to $173.0 million from $152.3 million in the same quarter in 1999, primarily reflecting growth in commercial loans, commercial mortgages and home equity lines of credit. This growth was funded through a decrease in federal funds sold and increased short-term borrowings. The loan portfolio (traditionally the Corporation's highest yielding earning-asset) represented 36 and 34 percent, of the Corporation's interest-earning assets (on average) during the first quarter of 2000 and 1999, respectively. Interest income generated from the loan portfolio during the first three months of 2000 was driven by the increased loan demand attributed in part to an aggressive business development program.

The Corporation's taxable securities portfolio increased on average $11.8 million to $277.0 million from $265.2 million in the same quarter in 1999. The non-taxable portfolio increased (on average) $2.0 million to $20.4 million from $18.4 million in the same quarter in 1999. The continued growth of non-taxable investment securities reflects the change in interest rates, which at the time of Purchase made the yield on the individual non-taxable investments more attractive.

For the three months ended March 31, 2000, interest expense increased $577,000 or 19.6 percent as compared with the comparable three-month period in 1999. Total interest-bearing liabilities increased on average $24.3 million to $381.1 million for the 2000-quarter from $356.8 million in the same quarter in 1999. The most significant change in the cost of funding was in the average rates paid on borrowings and time deposits. During the first quarter of 2000 the average rate paid on borrowings was 5.09 percent, an increase of or 72 basis points from the 4.37 percent paid during the same quarter in 1999. The rates paid for time deposits increased 48 basis points to 5.09 percent compared to 4.61 percent paid in first quarter 1999.

For the three months ended March 31, 2000, the Corporation's net interest yield on a tax-equivalent basis (i.e., net interest income on a tax equivalent basis as a percent of average interest-earning assets) decreased to 4.16 percent from
4.26 percent, for the three months ended March 31, 1999. The decrease reflected a higher cost of funds, driven by an increase in interest rates twice by the Federal Reserve, coupled with a narrowing of spreads between yields earned on loans and investments. The favorable change in the mix of interest-earning assets, primarily the increased loan volumes, was sufficient to offset the unfavorable change in the mix of interest-bearing liabilities to more costly funding, primarily short-term borrowings.

The contribution of non interest-bearing sources (i.e. the differential between the average rate paid on all sources of funds and the average rate paid on interest-bearing sources) remained stable at approximately 68 basis points during the first three months of 2000 and 1999. The consumer changes that currently prevail in the industry, primarily the movement of all monies to some sort of interest-bearing deposit product, continue to lessen the contribution of non-interest bearing deposits.

The table "Analysis of Variance in Net Interest Income Due to Volume and Rates" analyzes net interest income by segregating the volume and rate components of various interest-earning assets and interest-bearing liabilities and the changes in the rates earned and paid by the Corporation.

         Analysis of Variance in Net Interest Income Due to Volume and Rates
         (Tax-Equivalent Basis)
         ---------------------------------------------------------------------------------

                                                            (2000/1999 Increase/(Decrease)
                                                                  Due to Change in:

         (dollars in thousands)                            Average   Average     Net
         Interest-earning assets                            Volume    Rate     Change
                                                           -------   -------   -------
         Investment Securities
           Taxable                                           $196      $175      $371
           Non-taxable                                         34         5        39
         Federal funds sold and securities purchased
           under agreement to resell                         (100)       16       (84)
         Loans, net of unearned discount                      395        27       422
                                                           ------    ------    ------
           Total interest-earning assets                      525       223       748
         ----------------------------------------------------------------------------
         Interest-bearing liabilities:
         Money Market deposits                                 45        17        62
         Savings deposits                                     (15)        1       (14)
         Time deposits                                         41       142       183
         Other interest-bearing deposits                       (3)       14        11
         Borrowings                                           227       108       335
                                                           ------    ------    ------
           Total interest-bearing liabilities                 295       282       577
         ----------------------------------------------------------------------------
         Change in net interest income                       $230     $ (59)     $171
         ----------------------------------------------------------------------------

The table "Average Balance Sheet with Interest and Average Rates" presents the Corporation's average assets, liabilities and stockholders' equity. The Corporation's net interest income, net interest spreads and net interest income as a percentage of interest-earning assets for the periods ended March 31, 2000 and 1999 are also reflected.

              Average Balance Sheet with Interest and Average Rates

                                                                            Three Month
                                                                       Period Ended  March 31,
                                                              2000                               1999
--------------------------------------------------------------------------------    -------------------------------
                                                            Interest     Average                Interest    Average
(tax equivalent basis, dollars in            Average        Income/       Yield/    Average      Income/     Yield/
thousands)                                   Balance        Expense        Rate     Balance      Expense      Rate
-------------------------------------------------------------------------------------------------------------------
Assets
Interest-earning assets:
  Investment securities: (1)
Taxable                                     $276,970          $4,682       6.86%    $265,165      $4,311      6.59%
Non-taxable                                   20,352             352       6.92%      18,371         313      6.82%
Federal Funds sold and securities
Purchased under agreement to resell            4,179              59       5.73%      11,432         143      5.07%
                                          ----------      ----------      ------    --------      ------     ------
  Loans, net of unearned income(2)           173,030           3,301       7.74%     152,335       2,879      7.66%
                                          ----------      ----------      ------    --------      ------     ------
      Total interest-earning assets          474,531           8,394       7.17%     447,303       7,646      6.93%
                                                          ----------                              ------
Non-interest earning assets
  Cash and due from banks                     14,879                                  13,128
  Other assets                                20,380                                  17,881
Allowance for possible loan losses           (1,428)                                  (1,329)
                                          ----------                                --------
         Total non-interest earning
          assets                              33,831                                  29,680
                                          ----------                                --------
         Total assets                       $508,362                                $476,983
                                          ==========                                ========
Liabilities and stockholders'
  equity
Interest-bearing liabilities:
  Money Market deposits                     $ 70,264             537       3.10%    $ 64,321         475      2.99%
  Savings deposits                            71,596             348       1.97%      74,669         362      1.97%
  Time deposits                              121,927           1,529       5.09%     118,392       1,346      4.61%
  Other interest bearing deposits             44,362             185       1.69%      45,189         174      1.56%
  Borrowings                                  72,908             927       5.09%      54,227         592      4.37%
                                          ----------      ----------      ------    --------      ------     -----
     Total interest-bearing liabilities
       liabilities                           381,057           3,526       3.75%     356,798       2,949      3.35%
Noninterest-bearing liabilities:
  Demand deposits                             86,395                                  78,953
  Other noninterest-bearing deposits             573                                     436
  Other liabilities                            3,419                                   3,699
                                          ----------                                --------
         Total noninterest-bearing
           liabilities                        90,387                                  83,088
Stockholders' equity                          36,918                                  37,097
                                          ----------                                --------
Total liabilities and
  Stockholders' equity                      $508,362                                $476,983
                                          ==========                                ========
Net Interest Income
  (tax equivalent basis)                                       4,868                               4,697
                                                          ----------                              ------
Net interest spread                                                        3.42%                              3.58%
Net Interest Income as percent  of
Earning assets (margin)                                                    4.16%                              4.26%
Tax equivalent adjustment (3)                                   (120)                               (106)
                                                          ----------                              ------
Net interest income                                           $4,748                              $4,591
-------------------------------------------------------------------------------------------------------------------

(1) Average balances for available -for-sale securities are based on amortized cost
(2) Average balances for loans include loans on non-accrual status
(3) The tax-equivalent adjustment was computed based on a statutory Federal income tax rate of 34 percent

Investments

For the three months ended March 31, 2000, the average balance of investment securities increased by $13.8 million as compared to the same period in 1999. The tax-equivalent yield on investments increased to 6.77 percent or by 16 basis points from a yield of 6.61 percent during the three-month period ended March 31, 1999. The increased yield on the investment portfolio in 2000 resulted from purchases made at rates equal to or higher than investments which had matured, were prepaid or were called, coupled with the increased average volume of securities in the investment portfolio.

The impact of repricing activity on yields was lessened by longer investment maturities, resulting in similar or wider spreads. Securities available-for-sale are a part of the Corporation's interest rate risk management strategy and may be sold in response to changes in interest rates, changes in prepayment risk, liquidity management and other factors. At March 31, 2000, the total investment portfolio, excluding overnight investments, averaged $297.3 million, or 62.7 percent of earning assets, as compared to $283.5 million or 63.4 percent of earning-assets at March 31, 2000. The principal components of the investment portfolio are Federal Agency, Treasury and Municipal securities.

In response to rising interest rates, during the first quarter of 2000 the Corporation sold approximately $11.3 million of securities from the available for sale portfolio and recorded net loss of approximately $55,000. The proceeds from the sale of these securities were subsequently reinvested, as part of an overall investment strategy, into the available-for-sale portfolio at higher interest rates.

At March 31, 2000 the net unrealized loss included in the accumulated other comprehensive income component of shareholders' equity amounted to an unrealized loss $2.0 million, as compared with an unrealized loss of $1.9 million at December 31, 1999.

Loans

Loan growth during the first quarter of 2000 occurred in all segments of the loan portfolio. This growth resulted primarily from the Corporation's business development programs and new markets. The increase in the yield in the portfolio was a result of a higher prime rate environment, coupled with the increased volumes as a result of more competitive rate structures, to attract new loans. The results of increased volume were lessened by continued prepayment activity and by the heightened competitive activity in our lending markets.

For the three months ended March 31, 2000, average loans increased $24.7 million, while the portfolio yield increased 8 basis points as compared with the same period in 1999. The volume-related factors contributed increased interest income of $395,000 coupled with $27,000 of rate related changes. Total average loans increased to $173.0 million with a net interest yield of 7.74 percent, as compared to $152.3 million with a yield of 7.66 percent for the three months ended March 31, 1999.

Allowance for Loan Losses

The purpose of the allowance for loan losses is to absorb the impact of losses inherent in the loan portfolio. Additions to the allowance are made through provisions charged against current operations and through recoveries made on loans previously charged-off. The allowance for loan losses is maintained at an amount considered adequate by Management to provide for potential credit losses based upon a periodic evaluation of the risk characteristics of the loan portfolio. In establishing an appropriate allowance, an assessment of the individual borrowers, a determination of the value of the underlying collateral, a review of historical loss experience and an analysis of the levels and trends of loan categories, delinquencies, and problem loans are considered. Such factors as the level and trend of interest rates and current economic conditions are also reviewed. At March 31, 2000 the allowance was $1,451,000 as compared to $1,423,000 at December 31, 1999. The provision for loan losses for the quarter ended March 31, 2000, amounted to $51,000 compared to $18,000 for the first quarter of 1999. Various regulatory agencies, as an integral part of their examination process, periodically review the Corporation's allowance for loan losses. Such agencies may require the Corporation to increase the allowance based on their analysis of information available to them at the time of their examinations. The allowance for loan losses as a percentage of total loans amounted to .82 percent and .85 percent at March 31, 2000, and 1999, respectively. In Management's view the level of the allowance at March 31, 2000 was adequate to cover loss inherent in the loan portfolio.

During the quarter ended March 31, 2000, the Corporation did not experience any substantial problems within its loan portfolio. Net charge-offs were $23,000. At March 31, 2000, the Corporation had non-performing loans amounting to $275,000 of which all but $2,000 were in non-accrual status, versus $292,000 in non-performing loans at December 31, 1999 which were in non-accrual status and $232,000 in non-performing loans at March 31, 1999. The Corporation continues to aggressively pursue collections of principal and interest on loans previously charged off.

The value of impaired loans is based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or at the fair value of the collateral if the loan is collateral dependent. Impaired loans consist of non-accrual loans and loans internally classified as substandard or below, in each instance above an established dollar threshold of $200,000. All loans below the established dollar threshold are considered homogenous and are collectively evaluated for impairment. At March 31, 2000 and 1999 the Corporation did not have any impaired loans. At December 31, 1999, total impaired loans were approximately $519,000. On March 21, 2000 a $500,000 loan classified as substandard at December31, 1999 was repaid in full by the borrower while a $19,000 loan also classified as impaired was charged off.

The Corporation's statements herein regarding the adequacy of the allowance for loan losses may constitute forward-looking statements under the Private Securities Reform Litigation Act of 1995. Actual results may indicate that the amount of the Corporation's allowance was inadequate. Factors that could cause the allowance to be inaccurate are the same factors that are analyzed by the Corporation in establishing the amount of the allowance.

Changes in the allowance for loan losses for the period ended March 31, 2000 and 1999, respectively, are set forth below.

Allowance for Loan Losses
--------------------------------------------------------------------------------

                                                                    Three Months Ended March 31
                                                                   -----------------------------
  (Dollars in thousands)                                             2000                 1999
                                                                   --------             --------
  Average loans outstanding                                        $177,994             $152,335
  ----------------------------------------------------------------------------------------------
  Total loans at end of period                                      173,030              156,930
  ----------------------------------------------------------------------------------------------
  Analysis of the allowance for loan losses
  Balance at the beginning of period                                  1,423                1,326
   Charge-offs:
   Commercial                                                             0                    0
   Real estate mortgage                                                   0                    0
   Installment loans                                                     23                    8
  -----------------------------------------------------------------------------------------------
     Total charge-offs                                                   23                    8
  Recoveries:
   Commercial                                                             0                    0
   Real estate mortgage                                                   0                    0
   Installment loans                                                      0                    1
  -----------------------------------------------------------------------------------------------
     Total recoveries                                                     0                    1
  Net charge-offs:                                                       23                    7
  Provision for Loan Losses                                              51                   18
  -----------------------------------------------------------------------------------------------
   Balance at end of period                                          $1,451               $1,337
  -----------------------------------------------------------------------------------------------
  Ratio of net charge-offs during the period to
    Average loans outstanding during the period                        0.01%                0.00%
  -----------------------------------------------------------------------------------------------
  Allowance for loan losses as a percentage of total loans              .82                  .85
  -----------------------------------------------------------------------------------------------

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

At March 31, 2000, December 31, 1999 and March 31, 1999, the Corporation had no restructured loans. Non-accrual loans amounted to $273,000 at March 31, 2000, and were comprised of residential mortgage and a home equity loan. At December 31, 1999, non-accrual loans amounted to $292,000, comprised of residential mortgage and home equity loans. Non-accrual loans as of March 31, 1999 amounted to $223,000 and were comprised of residential mortgage and home equity loans. At March 31, 2000 and 1999 loans past due 90 days or more and still accruing amounted to $2,000 and $0 respectively.

      ------------------------------------------------------------------------------------------------
      Non-Performing Loans at                                     March 31,    December 31,  March 31,
      ------------------------------------------------------------------------------------------------
      (dollars in thousands)                                           2000            1999       1999
      ------------------------------------------------------------------------------------------------
      Loans past due 90 days and still accruing                        $  2            $  0       $  0
      Non-accrual loans                                                 273             292        223
      ------------------------------------------------------------------------------------------------
      Total non-performing loans                                       $275            $292       $223
      ------------------------------------------------------------------------------------------------

At March 31, 2000, December 31, 1999, and March 31, 1999, the Corporation's other real estate owned consisted of a closed branch facility with a carrying value of approximately $73,000. On April 17, 2000 the Corporation sold the closed branch facility.

Other Non-Interest Income

The following table presents the principal categories of non-interest income for the three-month periods ended March 31, 2000 and 1999.

              ---------------------------------------------------------------------------------
                                                             Three Months Ended
                                                                  March 31,
                                                                                        Percent
              (dollars in thousands)                           2000        1999          Change
              ---------------------------------------------------------------------------------
              Other income:
              ---------------------------------------------------------------------------------
               Service charges, commissions and fees          $ 255       $ 176           44.9%
               Other income                                      85          70           21.4
               Net loss on securities sold                      (55)          0          100.0
              ---------------------------------------------------------------------------------
                     Total other income                       $ 285       $ 246           15.9%
              ---------------------------------------------------------------------------------

For the three months ended March 31, 2000, total other (non-interest) income, exclusive of losses on securities sold, increased $95,000 or 38.8 percent as compared to the three months ended March 31, 1999. The increase in service charges, commissions and fees was a result of increased fee income derived from ATM fees and deposit account activity. The increase of $15,000 in other income is primarily attributable to letters of credit income.

Other Non-interest Expense

The following table presents the principal categories of non-interest expense for the three month periods ended March 31, 2000 and 1999.


                ---------------------------------------------------------------------------
                                                               Three Months Ended
                                                                   March 31,
                                                                                   Percent
                 (dollars in thousands)                      2000          1999     Change
                ---------------------------------------------------------------------------
                 Other expense:
                ---------------------------------------------------------------------------
                 Salaries and employee benefits            $1,683        $1,668         .9%
                   Occupancy expense, net                     357           297       20.2%
                   Premise and equipment expense              344           320        7.5%
                   Marketing and advertising                  121           165      (26.7)%
                   Stationery and printing                     93            91        2.2%
                   Other expenses                             627           591        6.1%
                ---------------------------------------------------------------------------
                         Total other expense               $3,225        $3,132        3.0%
                ---------------------------------------------------------------------------

For the three month period ended March 31, 2000, total other (non-interest) expenses increased $93,000 or 3.0 percent over the three months ended March 31, 1999. The level of operating expenses during the first three months of 2000 was impacted by increases related to the continued growth of the Bank. While management continues to emphasize expense control, the year to year increases in expenses are attributable to the continued expansion of facilities, continued investment in technology and the need to attract, develop and retain high-caliber employees. The Corporation's ratio of other expenses (annualized) to average assets decreased to 2.54 percent in the first three months of 2000 from 2.63 percent in the first three months of 1999.

The Corporation's efficiency ratio (defined as non-interest expenses divided by taxable-equivalent net interest income plus non-interest income) at March 31, 2000 was 61.0 percent compared to 63.4 percent for the first quarter of 1999.

Salaries and employees benefits increased $15,000 or only 0.9 percent in the first three months of 2000 over the comparable three month period ended March 31, 1999. Staffing levels overall increased to 160 full-time equivalent employees at March 31, 2000 as compared to 155 full-time equivalent employees at March 31, 1999.

Occupancy and bank premise and equipment expense for the three-month period ended March 31, 2000 increased $84,000 or 13.6 percent over the comparable three-month period in 1999. This $24,000 increase in bank premise and equipment expense in 2000 is primarily attributable to higher operating costs of the Corporation's facilities coupled with a higher depreciation expense. Occupancy expenses also reflect increased weather related operating expenses, as an increase of $23,000 in rental expenses.

Provision for Income Taxes

The effective tax rate for the three-month period ended March 31, 2000 was 31.9 percent as compared to 32.9 percent for the three months ended March 31, 1999. The effective tax rates for the first quarter of 2000 and 1999 approximate the statutory Federal tax rate of 34 percent, offset by an increase in tax-exempt interest income on obligations of states and political subdivisions.

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

Interest Sensitivity

The management of interest rate risk is also important to the profitability of the Corporation. Interest rate risk arises when an earning asset matures or when its interest rate changes in a time period different from that of a supporting interest bearing liability; or when an interest bearing liability matures or when its interest rate changes in a time period different from that of an earning asset that it supports. While the Corporation matches only a small portion of specific assets and liabilities, total earning assets and interest bearing liabilities are grouped to determine the overall interest rate risk within a number of specific time frames.

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

The Corporation's rate sensitivity position in each time frame may be expressed as assets less liabilities, as liabilities less assets, or as the ratio between rate sensitive assets (RSA) and rate sensitive liabilities (RSL). For example, a short funded position (liabilities repricing before assets) would be expressed as a net negative position, when period gaps are computed by subtracting repricing liabilities from repricing assets. When using the ratio method, a RSA/RSL ratio of 1 indicates a balanced position, a ratio greater than 1 indicates an asset sensitive position and a ratio less than 1 indicates a liability sensitive position.

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

At March 31, 2000, the Corporation reflected an interest sensitivity gap (or an interest sensitivity ratio) of .40 at the cumulative one year position. During the first quarter of 2000, the Corporation's negative interest sensitivity gap had an unfavorable impact on the Corporation's net interest margins; however, based on management's perception that interest rates will continue to be unpredictable, with an upward bias, emphasis has been placed on interest-sensitivity matching with the objective of achieving a wider net interest spread during 2000. No assurances can be given that the Corporation will be able to meet this objective.

Liquidity

The liquidity position of the Corporation is dependent on successful management of its assets and liabilities so as to meet the needs of both deposit and credit customers. Liquidity needs arise principally to accommodate possible deposit outflows and to meet customers' requests for loans. Scheduled principal loan repayments, maturing investments, short-term liquid assets and deposit in-flows, can satisfy such needs. The Corporation's objective of liquidity management is to enable the Corporation to maintain sufficient liquidity to meet its obligations, in a timely and cost-effective manner. Management monitors current and projected cash flows, and adjusts positions as necessary to maintain adequate levels of liquidity. By using a variety of potential funding sources and staggering maturities, the risk of potential funding pressure is significantly reduced. Management also maintains a detailed liquidity contingency plan designed to adequately respond to situations which could lead to liquidity concerns. Anticipated cash flows at March 31, 2000, which provide the Bank with liquidity, remain strong with approximately $157.0 million in anticipated repayments and maturities over the next twelve months. This projection represents a forward-looking statement under the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from this projection depending upon a number of factors, including the liquidity needs of the Bank's customers, the availability of sources of liquidity and general economic conditions.

The Corporation derives a significant portion of its liquidity from its core deposit base. At March 31, 2000, core deposits (comprised of total demand and savings accounts plus money market accounts under $100,000) represented 55.6 percent of total deposits. More volatile rate sensitive deposits, concentrated in certificates of deposit $100,000 and more, remained stable at 14.2 percent of total deposits at March 31, 2000 and 1999.

The increase in average funding sources during the three months ended March 31, 2000 resulted primarily from an increase in short-term borrowings of $18.7 million coupled with additional growth of approximately $5.6 million from deposits. Non-interest bearing funding sources as a percentage of the funding mix increased to 23.7 percent on average as compared to 18.7 percent for the three-month period ended March 31, 1999.

Borrowings can be used to satisfy daily funding needs. Balances in these accounts fluctuate on a day-to-day basis. The Corporation's principal short-term funding sources are securities sold under agreement to repurchase. The Corporation also utilizes advances from the Federal Home Loan Bank of New York as a funding source. Average short-term borrowings during the first three months of 2000 were $72.9 million, an increase of $18.7 million from $54.2 million in average short-term borrowings during the comparable three months ended March 31, 1999. This change was due to a decrease in more volatile Certificates of Deposit of $100,000 and more.

Cash Flow

The consolidated statements of cash flows present the changes in cash and cash equivalents from operating, investing and financing activities. During the three months ended March 31, 2000, cash and cash equivalents (which decreased overall by $2.2 million) were used (on a net basis) in investing activities to expand loan volume and purchase investments. Operating activities provided $1.6 million in cash flows, principally from net earnings for the quarter. Financing activities provided $7.4 million, principally reflecting an increase in deposits over levels at December 31, 1999.

Stockholders' Equity

Stockholders' equity averaged $36.9 million for the three-month period ended March 31, 2000, a decrease of $179,000 or 4.8 percent from $37.1 million for the same period in 1999. Tangible book value per common share, was $9.06 at March 31, 2000 as compared to $8.99 at March 31, 1999.

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

Risk-Based Capital/Leverage

FDIC regulations require banks to maintain minimum levels of regulatory capital. Under the regulations in effect at March 31, 2000, the Bank was required to maintain (i) a minimum leverage ratio of Tier 1 capital to total adjusted assets of 4.0%, and (ii) minimum ratios of Tier 1 and total capital to risk-weighted assets of 4.0% and 8.0%, respectively.

At March 31, 2000, total Tier I capital (defined as tangible stockholders' equity for common stock and certain perpetual preferred stock) amounted to $36.6 million or 7.24 percent of total assets. The total Tier I leverage capital ratio was 7.01 percent of total assets. Tier I capital excludes the effect of SFAS No. 115, which amounted to $2.0 million of net unrealized losses, after tax, on securities available-for-sale (included in the accumulated other comprehensive income component of stockholders' equity) and goodwill of $2.6 million as of March 31, 2000.

At March 31, 2000, the Corporation's estimated Tier I and total risk-based capital ratios were 15.0 percent and 15.6 percent, respectively. These ratios are well above the minimum guidelines of capital to risk adjusted assets in effect as of March 31, 2000.

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

As of March 31, 2000, management believes that the Bank meets all capital adequacy requirements to which it is subject.

Item 3. Qualitative and Quantitative Disclosures About Market Risks

There was no significant change from the information provided in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1999.

II.  OTHER INFORMATION

Item 1   Legal proceedings

The Corporation is subject to claims and lawsuits that arise primarily in the ordinary course of business. Based upon the information currently available, it is the opinion of management that the disposition or ultimate determination of such claims will not have a material adverse impact on the consolidated financial position, results of operations, or liquidity of the Corporation.

Item 4 Submission of Matters to Vote of Security Holders


The Annual Meeting of shareholders was held on Tuesday, April 18, 2000.


The following Class 2 Directors, whose three year terms will expire in 2003, were re-elected on the following share votes.

                                       For           Withheld/Against
                                    ----------       ----------------
Hugo Barth                           3,237,549            31,048
Alexander A. Bol                     3,178,632            89,965
William A. Thompson                  3,244,983            23,614

The following Class 1 Directors', terms continue until the 2001 Annual Meeting.

John J. Davis
Brenda Curtis
Donald G. Kein
Charles P. Woodward

The following Class 3 Directors', terms continue until the 2002 Annual Meeting

Robert L. Bischof
Paul Lomakin, Jr.
Herbert Schiller


Item 6   Exhibits and Reports on Form 8-K

                  A) Exhibits: Exhibit (27-1) - Center Bancorp, Inc. Financial Data Schedule - March 31, 2000

                  B)  Reports on Form 8-K

                      There were no reports on Form 8-K filed during the three months ended March 31, 2000.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf, by the undersigned, thereunto duly authorized.

                                                 CENTER BANCORP, INC.


DATE:  May 15, 2000                              /s/ Anthony C. Weagley
--------------------                             -------------------------------
                                                 Anthony C. Weagley, Treasurer
                                                 (Chief Financial Officer)