Form 10-Q
period 2000-06-30
CENTER BANCORP INC
filed 2000-08-14
CIK 712771

                        SECURITIES & EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

/x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2000 OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
    FROM __________TO___________

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

                                 (908) 688-9500
       ------------------------------------------------------------------
              (Registrant's telephone number, including area code)

       ------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

          Yes  /x/                             No / /

Shares outstanding on June 30, 2000
------------------------------------
Common stock no par value 3,827,757 shares

                              CENTER BANCORP, INC.

                               INDEX TO FORM 10-Q


PART I.  FINANCIAL INFORMATION                                        PAGE

   Item 1.  Financial Statements
            Consolidated Statements of  Condition
            at June 30, 2000 (Unaudited) and December 31, 1999           3

            Consolidated Statements of Income for the
            Three and Six Months Ended June 30, 2000 and 1999            4
            (Unaudited)

            Consolidated Statements of Cash Flows for the
            Six Months Ended June 30, 2000 and 1999                      5
            (Unaudited)

            Notes to the Consolidated Financial Statements               6-7

   Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations                8-20

   Item 3.  Qualitative and Quantitative Disclosures about               21
            Market Risks


PART II.    OTHER INFORMATION

   Item 1.  Legal Proceedings                                            21

   Item 6.  Exhibits                                                     21

            Signature                                                    22

            Exhibit Index/Data Schedule                                  23


30-June-00        Center Bancorp, Inc. Form 10-Q                         Page 2

Center Bancorp, Inc.
Consolidated Statements of Condition

                                                                     June 30,    December 31,
(Dollars in thousands)                                                 2000         1999
                                                                    ---------    ------------
                                                                   (unaudited)
Assets:
  Cash and due from banks                                           $  15,053    $  18,675
                                                                    ---------    ---------

  Investment securities held to maturity (approximate
   market value of $163,918 in 2000 and $176,542 in 1999)             171,076      183,450
  Investment securities available-for-sale                            141,540      120,490
                                                                    ---------    ---------
      Total investment securities                                     312,616      303,940
                                                                    ---------    ---------

  Loans, net of unearned income                                       188,086      169,089
   Less - Allowance for loan losses                                     1,543        1,423
                                                                    ---------    ---------
        Net loans                                                     186,543      167,666
                                                                    ---------    ---------
  Premises and equipment, net                                           9,549        9,778
  Accrued interest receivable                                           5,122        4,727
  Other assets                                                          2,689        2,102
  Goodwill                                                              2,575        2,736
                                                                    ---------    ---------
        Total assets                                                $ 534,147    $ 509,624
                                                                    ---------    ---------

Liabilities
  Deposits:
    Non-interest bearing                                            $  90,023    $  94,829
    Interest bearing:
      Certificates of deposit $100,000 and over                        57,920       43,641
      Savings and time deposits                                       278,946      250,785
                                                                    ---------    ---------
        Total deposits                                                426,889      389,255
Federal funds purchased and securities sold under
    agreements to repurchase                                           45,714       30,752
Federal Home Loan Bank advances                                        20,000       50,000
  Accounts payable and accrued liabilities                              3,496        3,104
                                                                    ---------    ---------
        Total liabilities                                             496,099      473,111
                                                                    ---------    ---------

Stockholders' equity
  Common stock, no par value:
     Authorized 20,000,000 shares; issued 4,262,002 and 4,253,441
     shares in 2000 and 1999, respectively                             10,887       10,760
     Additional paid in capital                                         4,002        3,807
   Retained earnings                                                   26,850       25,568

  Treasury stock at cost (434,245 and 458,864 shares in 2000 and
   1999, respectively)                                                 (1,579)      (1,674)
   Restricted stock                                                       (56)         (71)
   Accumulated other comprehensive loss                                (2,056)      (1,877)
                                                                    ---------    ---------
        Total stockholders' equity                                     38,048       36,513
                                                                    ---------    ---------
        Total liabilities and stockholders' equity                  $ 534,147    $ 509,624
                                                                    =========    =========

See Accompanying Notes to Consolidated Financial Statements.


30-June-00        Center Bancorp, Inc. Form 10-Q                         Page 3

Center Bancorp, Inc.
Consolidated Statements of Income
 (unaudited)

                                                           Three Months Ended          Six Months Ended
                                                                 June 30,                  June 30,
                                                        -------------------------  -------------------------
(Dollars in thousands, except per share data)               2000          1999        2000           1999
                                                        -----------   -----------  -----------   -----------
Interest income:
  Interest and fees on loans                            $     3,536   $     3,008  $     6,837   $     5,887
  Interest and dividends on investment securities:
    Taxable interest income                                   5,040         4,589        9,722         8,900
    Nontaxable interest income                                  223           211          455           418
  Interest on Federal funds sold and securities
    purchased under agreement to resell                          67           120          126           263
                                                        -----------   -----------  -----------   -----------
        Total interest income                                 8,866         7,928       17,140        15,468
                                                        -----------   -----------  -----------   -----------

Interest expense:
  Interest on certificates of deposit $100,000 or more          866           649        1,518         1,226
  Interest on other deposits                                  2,186         1,794        4,070         3,574
  Interest on short-term borrowings                             905           647        1,832         1,239
                                                        -----------   -----------  -----------   -----------
        Total interest expense                                3,957         3,090        7,483         6,039
                                                        -----------   -----------  -----------   -----------
        Net interest income                                   4,909         4,838        9,657         9,429
                                                        -----------   -----------  -----------   -----------
Provision for loan losses                                       151            18          202            36
                                                        -----------   -----------  -----------   -----------
Net interest income after provision for loan losses           4,758         4,820        9,455         9,393
                                                        -----------   -----------  -----------   -----------
Other income:
  Service charges, commissions and fees                         317           221          572           397
  Other income                                                  184            49          269           119
  (Loss) gain on securities sold                                (16)            0          (71)            0
                                                        -----------   -----------  -----------   -----------
        Total other income                                      485           270          770           516
                                                        -----------   -----------  -----------   -----------

Other expense:
  Salaries and employee benefits                              1,742         1,647        3,425         3,315
  Occupancy expense, net                                        336           299          693           596
  Premises and equipment expense                                348           343          692           663
  Stationery and printing expense                               151           183          244           274
  Marketing and advertising                                     117           138          238           303
  Other expenses                                                725           702        1,352         1,293
                                                        -----------   -----------  -----------   -----------
        Total other expense                                   3,419         3,312        6,644         6,444
                                                        -----------   -----------  -----------   -----------
        Income before income tax expense                      1,824         1,778        3,581         3,465
Income tax expense                                              593           608        1,154         1,164
                                                        -----------   -----------  -----------   -----------
        Net income                                      $     1,231   $     1,170  $     2,427   $     2,301
                                                        ===========   ===========  ===========   ===========

Earnings per share
Basic                                                   $      0.32   $      0.31  $      0.64   $      0.61
Diluted                                                        0.32          0.31         0.63          0.61
                                                        ===========   ===========  ===========   ===========
Average weighted common shares outstanding
Basic                                                     3,824,126     3,774,570    3,812,162     3,767,709
Diluted                                                   3,846,603     3,798,112    3,833,486     3,792,705
                                                        ===========   ===========  ===========   ===========


See Accompanying Notes to Consolidated Financial Statements.


30-June-00        Center Bancorp, Inc. Form 10-Q                         Page 4

Center Bancorp, Inc.
Consolidated Statements of Cash Flows

                                                                       Six Months Ended
                                                                           June 30
                                                                    ---------------------
(Dollars in thousands)                                                2000        1999
                                                                    --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                        $  2,427     $  2,301
  Adjustments to reconcile net income to net cash
   provided by operating activities:
  Depreciation and amortization                                          747          700
  Provision for loan losses                                              202           36
  Loss on sale of investment securities available-for-sale                71            0
  Proceeds from sale of other real estate owned                          175            0
  Increase in accrued interest receivable                               (395)        (393)
  Gain on sale of other real estate owned                               (102)           0
  Increase in other assets                                              (660)        (133)
  Increase (decrease) in other liabilities                               392         (859)
  Amortization of premium and accretion of
     discount on investment securities, net                               24           24
                                                                    --------     --------
        Net cash provided by operating activities                      2,881        1,676
                                                                    --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from maturities of securities available-for-sale           10,363       16,495
  Proceeds from redemption of FHLB stock                               4,803            0
  Proceeds from maturities of securities held-to-maturity              8,592       32,021
  Proceeds from sales of securities available-for-sale                15,329            0
  Purchase of securities available-for-sale                          (26,484)     (20,552)
  Purchase of securities held-to-maturity                            (21,553)     (47,680)
  Net increase in loans                                              (19,079)     (10,928)
  Property and equipment expenditures, net                              (357)      (1,093)
                                                                    --------     --------
     Net cash used in investing activities                           (28,386)     (31,737)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase  in deposits                                           37,634       15,866
  Dividends paid                                                      (1,145)      (1,077)
  Proceeds from issuance of common stock                                 432          308
  Net (decrease) increase in short-term borrowing                    (15,038)      11,306
                                                                    --------     --------
        Net cash provided by financing activities                     21,883       26,403
                                                                    --------     --------

        Net decrease in cash and cash equivalents                     (3,622)      (3,658)
                                                                    --------     --------

Cash and cash equivalents at beginning of period                    $ 18,675     $ 15,975
                                                                    --------     --------
Cash and cash equivalents at end of period                          $ 15,053     $ 12,317
                                                                    ========     ========

Supplemental disclosures of cash flow information:
  Interest paid on deposits and short-term borrowings               $  7,305     $  6,144
  Income taxes                                                      $  1,154     $  1,246
Transfer of investment securities held to maturity to investment
securities available-for-sale                                       $ 25,358     $      0



30-June-00        Center Bancorp, Inc. Form 10-Q                         Page 5

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

In the opinion of Management, all adjustments necessary for a fair presentation of the Corporation's financial position and results of operations for the interim periods have been made. Such adjustments are of a normal recurring nature. Results for the three and six month periods ended June 30, 2000 are not necessarily indicative of results for any other interim period or for the entire fiscal year. Reference is made to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1999 for information regarding accounting principles.


Note 2

Recent Accounting Pronouncements

SFAS No. 133 and No. 137

In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivatives and Similar Financial Instruments and for Hedging Activities." This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, or
(b) a hedge of the exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction.

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


30-June-00        Center Bancorp, Inc. Form 10-Q                         Page 6

In June 1998, the FASB issued Statement No. 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" which amended SFAS No. 133 to be effective for all fiscal years beginning after June 15, 2000.

On January 1, 2000 the Corporation adopted SFAS 133 and SFAS 137. The transition provisions contained in SFAS 133 provide that at the date of the initial application, an entity may transfer any debt security classified as "held to maturity ("HTM") to "available-for sale ("AFS") or "trading." On the initial adoption date of SFAS 133 as amended by SFAS 137, the Bank transferred $25,357,952 (amortized cost) of its securities previously classified as HTM to the AFS classification. The related unrealized net gain as of transfer date was $5,109, which has been recognized in the comprehensive income component of stockholders' equity, as the cumulative effect of adopting the new accounting principles.

In June 2000, the FASB issued Statement No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133 and 137," effective for companies that have adopted the provisions of FASB Statement No. 133 and 137 for fiscal quarters beginning after June 15, 2000. The adoption of this statement by the Corporation has not had a material effect on the financial statements of the Corporation.


Note 3

A summary of comprehensive income follows.

                                                     Three Months        Six Months
                                                    Ended June 30,     Ended June 30,
Comprehensive Income                              -----------------   -----------------
                                                    2000     1999      2000      1999
                                                  -------   -------   -------   -------
Net Income                                        $ 1,231   $ 1,170   $ 2,427   $ 2,301
Other comprehensive income
  Unrealized holding (losses) gains arising
    during the period, net of taxes                   (34)     (882)     (225)   (1,397)
  Less reclassification adjustment for losses
    included in net income (net of tax benefit)        10         0        46         0
                                                  -------   -------   -------   -------
Other total comprehensive income (loss)               (24)     (882)     (179)   (1,397)
                                                  -------   -------   -------   -------
Total comprehensive income                        $ 1,207   $   288   $ 2,248   $   904
                                                  =======   =======   =======   =======

Note 4

The following is a reconciliation of the calculation of basic and dilutive earnings per share.

                                                   Three Months               Six Months
                                                  Ended June 30,             Ended June 30,
                                              --------------------        --------------------
(In thousands, except per share data)
(Dollars in thousands)                         2000          1999          2000          1999
                                              ------        ------        ------        ------
Net Income                                    $1,231        $1,170        $2,427        $2,301
                                              ------        ------        ------        ------
Weighted Average Shares                        3,824         3,775         3,812         3,768
Effect of Dilutive Stock Options                  23            23            21            25
                                              ------        ------        ------        ------
Total Weighted Average Dilutive Shares         3,847         3,798         3,833         3,793
                                              ------        ------        ------        ------
Basic Earnings per Share                      $ 0.32        $ 0.31        $ 0.64        $ 0.61
                                              ------        ------        ------        ------
Diluted Earnings per Share                    $ 0.32        $ 0.31        $ 0.63        $ 0.61
                                              ======        ======        ======        ======


Note 5

SUBSEQUENT EVENT

On July 24, 2000, the Corporation purchased an aggregate of 117,246 shares of its common stock, in a negotiated private transaction, at a total purchase price of $2,931,150. After giving effect to this purchase, the total number of shares of the Corporation's common stock outstanding at June 30, 2000 would have been 3,710,511. The repurchased shares were recorded as Treasury Stock which resulted in a decrease to stockholders' equity.


30-June-00        Center Bancorp, Inc. Form 10-Q                         Page 7

Management's Discussion & Analysis of
  Financial Condition and Results of Operations

Net income and earnings per share (Basic and Diluted) increased by 5.5 percent and 3.3 percent, respectively, for the first six months of 2000 compared to the first six months of 1999. Net income for the six months ended June 30, 2000 was $2,427,000 as compared to $2,301,000 earned for the comparable six-month period of 1999. On a diluted per share basis, earnings were $0.63 as compared to $0.61 per share for the six months ended June 30, 1999. The annualized return on average assets was 0.93 percent for the six months ended June 30, 2000 as compared with 0.94 percent for the comparable period in 1999, while the annualized return on average stockholders' equity was 13.02 percent and 12.37 percent, respectively. Earnings performance for the six months ended June 30, 2000, reflected increases in net interest income and noninterest income offset in part by an increase in non-interest expense and an increase in the provision for loan losses.

Net income for the three months ended June 30, 2000 amounted to $1,231,000 as compared to $1,170,000 for the comparable three-month period ended June 30, 1999. On a diluted per share basis, earnings were $0.32 as compared to $0.31 per share for the three month periods ended June 30, 2000 and 1999, respectively. The annualized return on average assets was 0.93 percent for the three months ended June 30, 2000 compared with 0.94 percent for the comparable three month period in 1999. For the three-month period ended June 30, 2000, the annualized return on average stockholders' equity was 13.07, as compared to 12.55 percent for the comparable three months ended June 30, 1999. Earnings performance for the second quarter of 2000 reflects an increase in net interest income and non-interest income partially offset by an increase in the provision for loan losses, coupled with an increase in non-interest expense.

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

  Net Interest Income

--------------------------------------------------------------------------------

                                           Three Months Ended               Six Months Ended
(dollars in thousands)                           June 30,                        June 30,
                                           ------------------               ------------------
                                                                 Percent                          Percent
                                            2000       1999      Change      2000       1999      Change
                                           -------    -------               -------    -------
Interest income:
 Investments                               $ 5,263    $ 4,800      9.65     $10,177    $ 9,318      9.22
 Loans, including fees                       3,356      3,008     17.55       6,837      5,887     16.14
 Federal funds sold and securities sold
   under agreements to repurchase               67        120    (44.17)        126        263    (52.09)
                                           -------    -------               -------    -------
   Total interest income                     8,866      7,928     11.83      17,140     15,468     10.81
                                           -------    -------               -------    -------
Interest expense:
 Certificates $100,000 or more                 866        649     33.44       1,581      1,226     28.96
 Savings and Time Deposits                   2,186      1,794     21.85       4,070      3,574     13.88
 FHLB advances                                 519        485      7.01       1,170        965     21.24
 Short-term borrowings                         386        162    138.27         662        274    141.61
                                           -------    -------               -------    -------
   Total interest expense                    3,957      3,090     28.06       7,483      6,039     23.91
                                           -------    -------               -------    -------
   Net interest  income *                    4,909      4,838      1.47       9,657      9,429      2.42
                                           -------    -------               -------    -------
Tax-equivalent adjustment                      115        109      5.50         234        215      8.84
Net interest income on a fully
 tax-equivalent basis                      $ 5,024    $ 4,947      1.56     $ 9,891    $ 9,644      2.56
                                           =======    =======               =======    =======

-------------------
* Before the provision for loan losses. NOTE: The tax-equivalent adjustment was computed based on an assumed statutory Federal income tax rate of 34 percent. Adjustments were made for interest accrued on securities of state and political subdivisions.


30-June-00        Center Bancorp, Inc. Form 10-Q                         Page 8

Net interest income on a fully tax-equivalent basis for the six months ended June 30, 2000 increased $247,000 million or 2.56 percent, from $9.6 million for the comparable six-month period in 1999. The Corporation's net interest margin decreased 13 basis points to 4.08 percent from 4.21 percent in, due to a 52 basis point rise in the average interest rates paid on total interest-bearing liabilities while the average yield on earning-assets increased by only a 32 basis point increase in yield from 6.84 percent in 1999 to 7.16 percent for the six months in 2000. For the six months ended June 30, 2000 interest earning-assets increased by $27.1 million on average as compared with the six months ended June 30, 1999. The 2000 first half changes in average interest earning asset volumes were primarily due to increased volumes of loans and taxable investments funded with more costly interest-bearing liabilities.

Net interest income on a fully tax-equivalent basis increased $77,000 or 1.56 percent to $5.0 million for the three months ended June 30, 2000, from $4.9 million for the comparable period in 1999. The Corporation's net interest margin decreased to 4.05 percent from 4.22 percent, due to a 64 basis point increase in the average interest rates paid on total interest-bearing liabilities, while the yield on earning-assets increased by only a 39 basis point rise in yield from
6.85 percent in 1999 to 7.24 percent in 2000. Average interest earning-assets increased by $27.1 million, as compared with the comparable three-month period in 1999. The net increase in average interest-bearing liabilities was $27.1 million over the comparable three month period in 1999. The 2000 second quarter changes in average earning asset volumes were primarily due to increased volumes of loans and taxable investment securities funded with more costly interest-bearing liabilities.

Interest income for the six-month period ended June 30, 2000 increased by approximately $1.7 million or 10.81 percent, versus the comparable period ended June 30, 1999. The primary factor contributing to the increase was the growth of earning assets, primarily loans. The Corporation's loan portfolio increased on average $22.8 million to $178.7 million from $155.9 million in the same period of 1999. This growth was primarily driven by growth in commercial loans, commercial mortgages, and home equity lines of credit. This growth was funded primarily by a decrease in federal funds sold and increased levels of money market and savings deposits and short-term borrowings. The loan portfolio (traditionally the Corporation's highest yielding earning asset) represented approximately 37 percent of the Corporation's interest earning-assets (on average) for the six months ended June 30, 2000 as compared with 36 percent for the comparable period in 1999.

For the three month period ended June 30, 2000 interest income increased by $938,000 or 11.83 percent over the comparable three-month period in 1999. The primary factor contributing to the increase was a higher level of loan income and investment interest income. The Corporation's loan portfolio increased on average $24.9 million to $188.3 million from $159.4 million in the same quarter in 1999, primarily driven by growth in commercial loans, commercial mortgages and home equity lines of credit. This growth was funded primarily through a decrease in Federal Funds sold and increased levels of money market and savings deposits, and short-term borrowings. The loan portfolio represented approximately 37 percent of the Corporation's interest earning assets (on average) during the second quarter of 2000 and 34 percent in the same quarter in 1999.

Average investment volume increased both for the six and three month periods in 2000 compared to 1999. For the six months ended June 30, 2000 investments increased $10.6 million to approximately $302.5 million. For the three months ended June 30, 2000 the increase amounted to $7.4 million compared to the average investments for the second quarter of 1999.

Interest expense for the six months ended June 30, 2000 increased as a result of a rise in short-term interest rates and the resultant impact on the higher cost short-term borrowings. For the six months ended June 30, 2000, interest expense increased $1.4 million or 23.91 percent as compared with the comparable six-month period in 1999.

Interest expense for the three months ended June 30, 2000 increased as a result of a rise in short-term interest rates. For the three months ended June 30, 2000, interest expense increased $867,000 or 28.06 percent as compared with the comparable three-month period in 1999.


30-June-00        Center Bancorp, Inc. Form 10-Q                         Page 9

For both the three and six month periods, short-term interest rates have increased as a result of monetary policy promulgated by the Federal Reserve Open Market Committee. The Fed has raised the Federal Funds index rate on February 2, March 21, and May 16, 2000. Since June 1999 the Federal Funds rate has risen 175 basis points.

For the six months ended June 30, 2000, the Corporation's net interest spread on a tax-equivalent basis (i.e. interest income on a tax-equivalent basis as a percent of average interest-earning-assets less interest expense as a percent of total interest bearing liabilities) decreased to 3.34 percent from 3.54 percent for the six months ended June 30, 1999. This decrease reflected a narrowing of margins primarily due to the previously discussed change in the mix and increase in rates paid on interest bearing liabilities. The increase in these funding costs continues to change disproportionately to the rates on new loans and investments. The yield on interest-earning assets for the six months ended June 30, 2000, increased to 7.16 percent from 6.84 percent in 1999. The average rate paid on interest-bearing liabilities increased to 3.82 percent during the first six months of 2000 from 3.30 percent in the comparable period in 1999.

For the three months ended June 30, 2000, the Corporation's net interest spread on a tax-equivalent basis decreased to 3.31 percent from 3.56 percent for the three months ended June 30, 1999. This decrease reflected a narrowing of spreads between yields earned on loans and investments and rates paid for supporting funds. The yield on interest-earning assets for the three months ended June 30, 2000 increased to 7.24 percent from 6.85 percent in the comparable period in 1999. The average rates paid on supporting funds increased to 3.93 percent during the second quarter of 2000 from 3.29 percent in the comparable period in 1999.

The contribution of non-interest-bearing sources (i.e. the differential between the average rate paid on all sources of funds and the average rate paid on interest-bearing sources) was approximately 74 and 67 basis points during the six month periods ended June 30, 2000 and 1999, respectively, and 74 and 66 basis points for the respective three month periods ended June 30, 2000 and 1999, respectively.

The following table "Analysis of Variance in Net Interest Income Due to Volume and Rates" analyzes net interest income by segregating the volume and rate components of various interest-earning assets and liabilities and the changes in the rates earned and paid by the Corporation.

Analysis of Variance in Net Interest Income Due to Volume and Rates (Tax-Equivalent Basis)

--------------------------------------------------------------------------------

                                           Three Months Ended 6/30/00           Six Months Ended 6/30/00
                                         2000/1999 Increase/(Decrease)       2000/1999 Increase/(Decrease)
                                                Due to Change in:                  Due to Change in:
                                        -------------------------------     -------------------------------
(dollars in thousands)                  Average     Average       Net       Average     Average      Net
Interest-earning assets                 Volume       Rate       Change       Volume      Rate       Change
                                        -------     -------     -------     -------     -------     -------
Investment Securities
  Taxable                               $   111     $   340     $   451     $   306     $   516     $   822
  Non-taxable                                13           5          18          47           9          56
Federal funds sold and securities
 purchased under agreement to resell        (78)         25         (53)       (351)        488        (137)
Loans, net of unearned discount             477          51         528         870          80         950
                                        -------     -------     -------     -------     -------     -------
  Total interest-earning assets         $   523     $   421     $   944     $ 1,574     $   117       1,691
                                        -------     -------     -------     -------     -------     -------
Interest-bearing liabilities:
Money Market deposits                        71          37         108         148          71         219
Savings deposits                             72         204         276          54         209         263
Time deposits                               (32)        235         203         (42)        377         335
Other interest-bearing deposits              (7)         31          24         (10)         46          36
Borrowings                                  108         148         256         334         257         591
                                        -------     -------     -------     -------     -------     -------
  Total interest-bearing liabilities        212         655         867         484         960       1,444
                                        -------     -------     -------     -------     -------     -------
Change in net interest income           $   311     $  (234)    $    77     $ 1,090     $  (843)    $   247
                                        =======     =======     =======     =======     =======     =======


30-June-00        Center Bancorp, Inc. Form 10-Q                         Page 10

The following table, "Average Balance Sheet with Interest and Average Rates", presents for the six months ended June 30, 2000 and 1999 the Corporation's average assets, liabilities and stockholders' equity. The Corporation's net interest income, net interest spreads and net interest income as a percentage of interest-earning assets are also reflected.

Average Balance Sheet with Interest and Average Rates

                                                                              Six Month
                                                                        Period Ended June 30,
                                                               2000                               1999
                                                   -------------------------------    --------------------------------
                                                               Interest    Average                Interest    Average
                                                    Average     Income/     Yield/     Average    Income/      Yield/
(tax equivalent basis, dollars in thousands)        Balance     Expense      Rate      Balance    Expense       Rate
----------------------------------------------------------------------------------------------------------------------
Assets
Interest-earning assets:
  Investment securities: (1)
    Taxable                                         $ 282,673     9,722       6.88%    $ 273,467     $8,900       6.51%
    Non-taxable                                        19,868       689       6.94%       18,516        633       6.84%
  Federal funds sold and securities
   purchased under agreement to resell                  4,204       126       5.99%       10,438        263       5.04%

  Loans, net of unearned income (2)                   178,654     6,837       7.65%      155,885      5,887       7.55%
                                                    ---------    ------    --------    ---------     ------     ------
   Total interest-earning assets                      485,399    17,374       7.16%      458,306     15,683       6.84%
                                                                 ------                              ------
Non-interest earning assets
  Cash and due from banks                              15,729                             13,072
  Other assets                                         20,465                             18,091
Allowance for possible loan losses                     (1,435)                            (1,337)
                                                    ---------                           --------
         Total non-interest earning assets             34,759                             29,826
                                                    ---------                           --------
         Total assets                               $ 520,158                           $488,132
                                                    =========                           ========

Liabilities and stockholders' equity
Interest-bearing liabilities:
  Money Market deposits                             $  77,059     1,223       3.17%    $  67,546      1,004       2.97%
  Savings deposits                                     80,288       992       2.47%       75,049        729       1.94%
  Time deposits                                       118,177     3,042       5.15%      120,000      2,707       4.51%
  Other interest bearing deposits                      45,044       394       1.75%       46,284        358       1.55%
  Borrowings                                           71,213     1,832       5.15%       57,274      1,241       4.33%
                                                    ---------    ------      ------    ---------     ------     ------
         Total interest-bearing liabilities           391,781     7,483       3.82%    $ 366,153      6,039       3.30%
                                                    ---------                          ---------

Noninterest-bearing liabilities:
  Demand deposits                                      86,956                             80,835
  Other noninterest-bearing                               475                                411
  Other liabilities                                     3,653                              3,534
                                                    ---------                           --------
         Total noninterest-bearing liabilities         91,084                             84,780
Stockholders' equity                                   37,293                             37,199
                                                    ---------                           --------
         Total liabilities and
          stockholders' equity                      $ 520,158                           $488,132
                                                    =========                           ========

Net interest income
 (tax-equivalent basis)                                         $ 9,891                             $ 9,644
                                                                -------                             -------
Net Interest Spread                                                           3.34%                               3.54%
                                                                             ------                             ------
Net interest income as percent
 of earning-assets                                                            4.08%                               4.21%
                                                                             ======                             ======
Tax equivalent adjustment (3)                                      (234)                               (215)
                                                                -------                             -------
Net interest income                                             $ 9,657                             $ 9,429
                                                                =======                             =======

-------------------
(1) Average balances for available-for-sale securities are based on amortized cost
(2)  Average balances for loans include loans on non-accrual status
(3) The tax-equivalent adjustment was computed based on a statutory Federal income tax rate of 34 percent

30-June-00        Center Bancorp, Inc. Form 10-Q                         Page 11

The following table, "Average Balance Sheet with Interest and Average Rates", presents for the three months ended June 30, 2000 and 1999 the Corporation's average assets, liabilities and stockholders' equity. The Corporation's net interest income, net interest spreads and net interest income as a percentage of interest-earning assets are also reflected.

Average Balance Sheet with Interest and Average Rates


                                                                          Three Month
                                                                     Period Ended June 30,
                                                                 2000                             1999
                                                  --------------------------------   --------------------------------
                                                               Interest    Average               Interest     Average
                                                   Average     Income/     Yield/    Average     Income/       Yield/
(tax equivalent basis, dollars inthousands)        Balance     Expense      Rate     Balance     Expense        Rate
---------------------------------------------------------------------------------------------------------------------
Assets
Interest-earning assets:
  Investment securities:(1)
    Taxable                                          $ 288,377     5,040     6.99%   $281,678     $4,589        6.52%

    Non-taxable                                         19,383       338     6.98%     18,659        320        6.86%
  Federal funds sold and securities
   purchased under agreement to resell                   4,230        67     6.34%      9,455        120        5.08%

  Loans, net of unearned income (2)                    184,277     3,536     7.68%    159,396      3,008        7.55%
                                                     ---------    ------    ------    -------     ------        ----
         Total interest-earning assets                 496,267     8,981     7.24%    469,188      8,037        6.85%
                                                                  ------                          ------
Non-interest earning assets
  Cash and due from banks                               16,576                         13,017
  Other assets                                          20,550                         18,299
Allowance for possible loan losses                      (1,442)                        (1,345)
                                                     ---------                       --------
         Total non-interest earning assets              35,684                         29,971
                                                     ---------                       --------
         Total assets                                $ 531,951                       $499,159
                                                     =========                       ========

Liabilities and stockholders' equity
Interest-bearing liabilities:
  Money Market deposits                              $  79,845       637      3.19%  $ 70,736        529        2.99%
  Savings deposits                                      88,588       643      2.90%    75,424        367        1.95%
  Time deposits                                        118,827     1,564      5.26%   121,590      1,361        4.48%
  Other interest bearing deposits                       45,727       208      1.82%    47,368        184        1.55%
  Borrowings                                            69,519       905      5.21%    60,289        649        4.31%
                                                     ---------    ------      ----   --------     ------        ----
         Total interest-bearing liabilities          $ 402,506     3,957      3.93%  $375,407      3,090        3.29%
                                                     ---------                       --------

Noninterest-bearing liabilities:
  Demand deposits                                       87,517                         82,695
  Other noninterest-bearing                                377                            386
  Other liabilities                                      3,886                          3,372
                                                     ---------                       --------
         Total noninterest-bearing liabilities          91,780                         86,453
Stockholders' equity                                    37,665                         37,299
                                                     ---------                       --------
         Total liabilities and
          stockholders' equity                       $ 531,951                       $499,159
                                                     =========                       ========
Net interest income
 (tax-equivalent basis)                                           $5,024                          $4,947
                                                                  ------                          ------
Net Interest Spread                                                          3.31%                              3.56%
                                                                             -----                              -----
Net interest income as percent
 of earning-assets                                                           4.05%                              4.22%
                                                                             =====                              =====
Tax equivalent adjustment (3)                                       (115)                           (109)
                                                                  ------                          ------
Net interest income                                               $4,909                          $4,838
                                                                  ======                          ======

-------------------
(1) Average balances for available-for-sale securities are based on amortized cost

(2)  Average balances for loans include loans on non-accrual status

(3) The tax-equivalent adjustment was computed based on a statutory Federal income tax rate of 34 percent

30-June-00        Center Bancorp, Inc. Form 10-Q                         Page 12

Investments

For the six months ended June 30, 2000, the average volume of investment securities increased by $10.6 million as compared to the same period in 1999. The tax-equivalent yield on investments increased to 6.88 percent or 35 basis points from a yield of 6.53 percent during the six-month period ended June 30, 2000. The yield on the investment portfolio during the first six months of 2000 was increased through the purchase of higher coupon callable securities to replace, in certain cases, high yielding investments which had matured, were prepaid, or were called.

For the three months ended June 30, 2000, the average volume of investment securities increased by $7.5 million to $307.8 million from approximately $300.3 million on average for the same three-month period in 1999. The tax-equivalent yield on the investments was 6.99 percent and 6.54 percent in 2000 and 1999, respectively.

For the three and six month periods ended June 30, 2000 the Corporation recorded as investment income a one time transitional dividend paid by the Federal Home Loan Bank of New York. The effect on the investment yield for the three and six month periods was 14 and 7 basis points, respectively.

The impact of repricing activity on investment yields was enhanced by a change in bond segmentation and some extension where risk is relatively minimal within the portfolio, resulting in wider spreads. Securities available-for-sale are a part of the Corporation's interest rate risk management strategy and may be sold in response to changes in interest rates, changes in prepayment risk, liquidity management and other factors.

For the six months ended June 30, 2000, the total investment portfolio excluding overnight investments, averaged $302.5 million, or 62.3 percent of earning-assets, as compared to $292.0 million or 63.7 percent for the six months ended June 30, 1999. The principal components of the investment portfolio are U.S. Government Treasury and Federal Agency callable and noncallable securities, including agency issued collateralized mortgage obligations.


Loans

Loan growth during the first six months of 2000 occurred in all major segments of the loan portfolio. This growth resulted from the Corporation's business development efforts enhanced by the Corporation's broadened marketplace through an increased branch network. The increased volume coupled with a higher rate environment primarily drove the increased yield of the portfolio. The prime rate increased 6 times from 7.75 percent at June 30, 1999. The increase in rate was offset by a more competitive rate structure used to attract new loans, in light of heightened competition for lending relationships that exists in the market area, reducing the full impact of the increase in the prime rate index.

Analyzing the loan portfolio for the six months ended June 30, 2000, average loan volume increased $22.8 million or 14.61 percent, while portfolio yield increased 10 basis points to 7.65 percent, compared with the same period in 1999. The volume related factors contributed increased earnings of $870,000, while rate related changes contributed an increase of $80,000. The increased total average loan volume was due primarily to increased customer activity and a broader market area.

For the three months ended June 30, 2000, average loan volume increased $24.9 million, while the portfolio yield increased 13 basis points as compared with the same period in 1999. The volume related factors contributed increased earnings of $477,000 coupled with an increase of $51,000 due to rate related changes. Total average loan volume increased to $184.3 million with a net interest yield of 7.68 percent, as compared to $159.4 million with a yield of
7.55 percent for the three months ended June 30, 1999.


30-June-00        Center Bancorp, Inc. Form 10-Q                         Page 13

Allowance for Loan Losses

The purpose of the allowance for loan losses is to absorb the impact of losses inherent in the loan portfolio. Additions to the allowance are made through provisions charged against current operations and through recoveries made on loans previously charged-off. The allowance for loan losses is maintained at an amount considered adequate by Management to provide for potential credit losses based upon a periodic evaluation of the risk characteristics of the loan portfolio. In establishing an appropriate allowance, an assessment of the individual borrowers, a determination of the value of the underlying collateral, a review of historical loss experience and an analysis of the levels and trends of loan categories, delinquencies, and problem loans are considered. Such factors as the level and trend of interest rates and current economic conditions are also reviewed. At June 30, 2000 the level of the Corporation's allowance was $1,543,000 as compared to a level of $1,423,000 at December 31, 19999 and $1,357,000 at June 30, 1999. The provision for loan losses during the six and three month periods ended June 30, 2000 amounted to $202,000 and $152,000, respectively, compared to $36,000 and $18,000 during the six and three month periods ended June 30, 1999, respectively. The increase in the provision during the second quarter, included an additional provision of approximately $100,000 which was made to maintain adequate loan loss reserves in relationship with increased loan portfolio growth.

Various regulatory agencies, as an integral part of their examination process, periodically review the Corporation's allowance for loan losses. Such agencies may require the Corporation to increase the allowance based on their analysis of information available to them at the time of their examinations. The allowance for loan losses as a percentage of total loans amounted to 0.82 percent and 0.84 percent at June 30, 2000, and 1999, respectively. The allowance is maintained at a level determined adequate to provide for potential losses on loans. In Management's view, the level of the allowance as of June 30, 2000 is adequate to cover losses inherent in the loan portfolio.

During the six month period ended June 30, 2000, the Corporation did not experience any substantial credit problems within its loan portfolio. Net charge-offs were approximately $85,000, and were comprised of consumer loans. At June 30, 2000 the Corporation had non-accrual loans amounting to $270,000 as compared with $292,000 at December 31, 1999 and $265,000 of non-accrual loans at June 30, 1999. The Corporation continues to aggressively pursue collections of principal and interest on loans previously charged-off.

The Corporation defines impaired loans to consist of non-accrual loans and loans internally classified as substandard or below, in each instance above an established dollar threshold of $200,000. All loans below the established dollar threshold are considered homogenous and are collectively evaluated for impairment. The Corporation did not have any impaired loans in either 2000 or 1999.

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



30-June-00        Center Bancorp, Inc. Form 10-Q                         Page 14

Changes in the allowance for possible loan losses for the six month periods ended June 30, 2000 and 1999, respectively, are set forth below.

Allowance for loan losses
 (Dollars in thousands)
--------------------------------------------------------------------------------
                                                             Six Months
                                                            Ended June 30,
                                                         -------------------
                                                           2000       1999
                                                         --------   --------

           Average loans outstanding                      $178,654   $155,885
                                                          --------   --------
           Total loans at end of period                    188,086    161,022
                                                          --------   --------
           Analysis of the allowance for loan losses
           Balance at the beginning of year                  1,423      1,326
            Charge-offs:
            Commercial                                           0          0
            Real estate-mortgage                                 0          0
            Installment loans                                   85          8
                                                          --------   --------
              Total charge-offs                                 85          8
           Recoveries:
            Commercial                                           0          0
            Real estate-mortgage                                 0          0
            Installment loans                                    3          3
                                                          --------   --------
              Total recoveries                                   3          3
           Net Charge-offs:                                     82          5
                                                          --------   --------
           Provision for Loan Losses                           202         36
                                                          --------   --------
           Balance at end of period                       $  1,543   $  1,357
                                                          ========   ========
           Ratio of net charge-offs during the period to
            average loans outstanding during the period       0.05%      0.00%
                                                          --------   --------
           Allowance for loan losses as a percentage of
            total loans                                       0.82%      0.84%
                                                          --------   --------

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

At June 30, 2000, December 31, 1999 and June 30, 1999, the Corporation had no restructured loans. Non-accrual loans amounted to $270,000 at June 30, 2000, and were comprised of one residential mortgage loan, and two home equity loans. At December 31, 1999 non-accrual loans amounted to $292,000 comprised of a residential mortgage loan and two home equity loans. At June 30, 1999, non-accrual loans amounted to $265,000 and were comprised of one residential mortgage and three home equity loans, a student loan and two installment loans. At June 30, 2000, December 31, 1999 and June 30, 1999 the Corporation did not have any loans 90 days past due and still accruing.

Non-Performing Loans At
                                               June 30   December 31  June 30
(Dollars in thousands)                           2000       1999        1999
-----------------------                          ----       ----        ----
Loans past due 90 days and still accruing        $  0       $  0        $  0
Non-accrual loans                                 270        292         265
                                                 ----       ----        ----
Total non-performing loans                       $270       $292        $265
                                                 ====       ====        ====

30-June-00        Center Bancorp, Inc. Form 10-Q                         Page 15

At December 31, 1999 and June 30, 1999, the Corporation's other real estate owned (OREO) consisted of a closed branch facility with a carrying value of approximately $73,000. The Corporation sold the closed branch facility in April 2000 and recorded a net gain on the sale of approximately $102,000.

Other Non-Interest Income

The following table presents the principal categories of non-interest income for the three and six month periods ended June 30, 2000 and 1999.

                                          Three Months Ended                         Six Months Ended
                                                June 30,                                June 30,
(dollars in thousands)                     2000         1999        % change         2000        1999       % change
                                          -----         ----        --------         -----       ----       --------
Other income:
 Service charges, commissions and fees    $ 317         $221          43.44          $ 572       $397         44.08
 Other income                               184           49         275.51            269        119        126.05
Net Loss on securities sold                 (16)           0          100.0            (71)         0        100.00
                                          -----         ----         ------          -----       ----        ------
      Total other income                  $ 485         $270          79.63          $ 770       $516         49.22
                                          =====         ====         ======          =====       ====        ======


For the six month period ended June 30, 2000, total other (non-interest) income, reflects an increase of $254 or 49.2 percent compared with the comparable six month period ended June 30, 1999. This increase was primarily a result of higher service charges, commissions, and fees on deposit accounts including an increase in ATM surcharge income. The increase in other income is attributable to higher letter of credit income and the $102,000 gain on the sale of the closed branch facility carried as other real estate owned.

For the three months ended June 30, 2000, total other (non-interest) income, increased $215,000 or 79.63 percent as compared to the three months ended June 30, 1999. The increase in other income is primarily due to the increase in service charges, commissions and fees which primarily increased as a result of an increase in business activity and the $102,000 gain on the sale of the closed branch facility carried as other real estate owned. For the three and six month periods ended June 30, 2000 the Corporation recorded net losses of $16,000 and $71,000 on securities sold from the available-for-sale investment portfolio. The sales were made in the normal course of business and proceeds were utilized to pay down short-term borrowings.

Other Non-Interest Expense
The following table presents the principal categories of non-interest expense for the three and six month periods ended June 30, 2000 and 1999.

                                          Three Months Ended                     Six Months Ended
                                               June 30,                              June 30,
(dollars in thousands)                     2000        1999       % change        2000      1999    % change
                                          ------      ------      --------       ------    ------   --------
Other expense:
  Salaries and employee benefits          $1,742      $1,647          5.77       $3,425    $3,315      3.32
  Occupancy expense, net                     336         299         12.37          693       596     16.28
  Premise & equipment expense                348         343          1.46          692       663      4.37
  Stationery and printing expense            151         183        (17.49)         244       274    (10.95)
  Marketing & Advertising                    117         138        (15.22)         238       303    (21.45)
  Legal and Consulting                       125          93         34.41          205       138     48.55
  Other expenses                             600         609         (1.48)       1,147     1,155     (0.69)
                                          ------      ------                     ------    ------
  Total other expense                     $3,419      $3,312          3.23       $6,644    $6,444      3.10
                                          ======      ======                     ======    ======

The level of operating expenses during the first six months of 2000 was unfavorably impacted by an increase in several expense categories except for stationery and printing, marketing and advertising and other expenses. While management continues to emphasize expense control, the year to year increase in expenses are attributable to the continued investment in technology and the need to attract, develop, and retain high caliber employees. The Corporation's ratio of other expenses (annualized) to average assets decreased to 2.55 percent in


30-June-00        Center Bancorp, Inc. Form 10-Q                         Page 16
the first six months of 2000 from 2.64 percent for the first six months of 1999. The Corporation's efficiency ratio (defined as non-interest expenses divided by tax-equivalent net interest income plus recurring non-interest income) at June 30, 2000 was 63.1 percent compared to 63.4 percent at June 30, 1999.

Salaries and employee benefits increased $110,000 or 3.32 percent in the six months of 2000 over the comparable six-month period ended June 30, 1999. This increase is primarily attributable to higher staffing levels, normal merit increases, promotional raises and higher benefit costs. Staffing levels overall increased to 161 full-time equivalent employees at June 30, 2000 compared to 156 full-time equivalent employees at June 30, 1999.

Occupancy and Bank premise and equipment expenses for the six months ended June 30, 2000 increased $126,000 or 10.01 percent over the comparable six-month period in 1999. This increase in Bank premise and equipment expense in 2000 is primarily attributable to higher operating costs (utilities, rent, real estate taxes and general repair and maintenance) of the Corporation's expanded facilities, coupled with higher equipment maintenance and repair and depreciation expenses.

Stationery and printing expenses for the six months decreased $30,000 or 10.95 percent compared to 1999 and reflect lower costs associated with the branch network despite higher business activity. Stationery and printing expense in 1999 included "startup" costs associated with the Summit and Springfield banking centers.

Marketing and advertising expenses for the six months decreased $65,000 or 21.45 percent in 2000 compared to 1999, which included the expenses associated with the reopening of the Springfield branch and the grand opening of the Summit branch.

Legal and consulting expense for the six months of 2000 increased $67,000 or
48.55 percent compared to 1999 and reflect costs associated with the formation of a Real Estate Investment Trust and expenses associated with Project 2000, a revenue enhancing initiative.

For the three month period ended June 30, 2000 total other (non-interest) expenses increased $107,000 or 3.23 percent over the comparable three months ended June 30, 1999. Increases were recorded in several expense categories except for stationery and printing, marketing and advertising and other expenses. The reasons for the increases and decreases in the level of expenses for the three month period ended June 30, 2000 compared to June 30, 1999 are similar to the reasons discussed above for the six month comparison.

The corporation's efficiency ratio for the three months ended June 30, 200 was
64.3 percent compared with 63.5 percent for the comparable period ended June 30, 1999.


30-June-00        Center Bancorp, Inc. Form 10-Q                         Page 17

Provision for Income Taxes

The effective tax rate for the six month period ended June 30, 2000 was 32.2 percent as compared to 33.6 percent for the six months ended June 30, 1999. The decrease in the effective tax rates reflects the increased tax-exempt interest income on obligations of states and political subdivisions and the benefit derived from the formation of a Real Estate Investment Trust.

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

At June 30, 2000, the Corporation reflects a negative interest sensitivity gap (or an interest sensitivity ratio) of 0.47:1.0 at the cumulative one year position. The maintenance of a liability-sensitive position during the first six months of 2000 had an adverse impact on the Corporation's net interest margins; however, based on management's perception that interest rates will continue to be volatile, emphasis has been placed on interest-sensitivity matching with the objective of achieving a stable net interest spread during the balance of 2000.


30-June-00        Center Bancorp, Inc. Form 10-Q                         Page 18

Liquidity

The liquidity position of the Corporation is dependent on successful management of its assets and liabilities so as to meet the needs of both deposit and credit customers. Liquidity needs arise principally to accommodate possible deposit outflows and to meet customers' requests for loans. Scheduled principal loan repayments, maturing investments, short-term liquid assets and deposit in-flows, can satisfy such needs. The objective of liquidity management is to enable the Corporation to maintain sufficient liquidity to meet its obligations in a timely and cost-effective manner. Management monitors current and projected cashflows, and adjusts positions as necessary to maintain adequate levels of liquidity. By using a variety of potential funding sources and staggering maturities, the risk of potential funding pressure is significantly reduced. Management also maintains a detailed liquidity contingency plan designed to adequately respond to situations which could lead to liquidity concerns. Anticipated cash-flows at June 30, 2000, projected to June of 2001, indicates that the Bank's liquidity should remain strong, with an approximate projection of $97.3 million in anticipated cashflows over the next twelve months. This projection represents a forward-looking statement under the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from this projection depending upon a number of factors, including the liquidity needs of the Bank's customers, the availability of sources of liquidity and general economic conditions.

The Corporation derives a significant proportion of its liquidity from its core deposit base. For the six-month period ended June 30, 2000, core deposits (comprised of total demand, savings accounts, and money market accounts under $100,000) represented 59.4 percent of total deposits as compared with 58.7 percent in the comparable period in 1999. More volatile rate sensitive deposits, concentrated in time certificates of deposit of $100,000 or more, for the six month period ended June 30, 2000 increased by $1.3 million or 2.24 percent to
13.57 percent of total deposits from 14.49 percent during the six months ended June 30, 1999.

Average funding sources during the six months ended June 30, 2000 increased by approximately $31.8 million compared to 1999. The increase was due to an increase in money market, savings, non-interest demand deposits and short-term borrowings, primarily securities sold under agreements to repurchase. Non-interest bearing funding sources as a percentage of the funding mix remained at 18.2 percent on average for the six-month period ended June 30, 2000 and 1999.

Short-term borrowings can be used to satisfy daily funding needs. Balances in these accounts fluctuate significantly on a day-to-day basis. The Corporation's principal short-term funding sources are securities sold under agreement to repurchase and advance from the Federal Home Loan Bank (FHLB). Average short-term borrowings during the first six months of 2000 were $71.2 million, an increase of $13.9 million or 24.34 percent from $57.3 million in average short-term borrowings during the comparable six months ended June 30, 1999.

Cash Flow

The consolidated statements of cash flows present the changes in cash and cash equivalents from operating, investing and financing activities. During the six months ended June 30, 2000, cash and cash equivalents (which decreased overall by $3.6 million) were provided (on a net basis) by approximately $2.9 million in net cash flows from operating activities and by $21.9 million in net cash flows provided by financing activities. A total of $28.4 million was used in net investing activities; of that amount $19.1 million was used to increase loans, on a net basis $8.9 million was used to purchase investment securities primarily for the available-for-sale portfolio.


30-June-00        Center Bancorp, Inc. Form 10-Q                         Page 19

Stockholders' Equity

Stockholders' equity averaged $37.3 million for the six-month period ended June 30, 2000, an increase of $94,000, or 0.25 percent from $37.2 million, for the same period in 1999. The Corporation's dividend reinvestment and optional stock purchase plan contributed $127,000 in new capital for the six months ended June 30, 2000 as compared with $177,000 for the comparable period in 1999. Tangible book value per common share was $9.27at June 30, 2000 as compared to $8.90 at December 31, 1999 and $8.96 at June 30, 1999.

On July 24, 2000, the Corporation purchased an aggregate of 117,246 shares of its common stock, in a negotiated private transaction, at a total purchase price of $2,931,150. After giving effect to this purchase, the total number of shares of the Corporation's common stock outstanding at June 30, 2000 would have been 3,710,511. The repurchased shares were recorded as Treasury Stock which resulted in a decrease to stockholders' equity.

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

Risk-Based Capital/Leverage

FDIC regulations require banks to maintain minimum levels of regulatory capital. Under the regulations in effect at June 30, 2000, the Bank was required to maintain (i) a minimum leverage ratio of Tier 1 capital to total adjusted assets of 4.0%, and (ii) minimum ratios of Tier 1 and total capital to risk-weighted assets of 4.0% and 8.0%, respectively.

At June 30, 2000, total Tier l capital (defined as tangible stockholders' equity for common stock and certain perpetual preferred stock) amounted to $37.5 million or 7.09 percent of total average assets. The Tier I and Tier II leverage capital ratio was 7.31 percent of total assets. Tier I capital excludes the effect of SFAS No. 115, which amounted to $2.1 million of net unrealized losses, after tax, on securities available-for-sale (included as a component of other comprehensive income) and goodwill of approximately $2.6 million as of June 30, 2000.

At June 30, 2000, the Corporation's estimated Tier I risk based and total risk-based capital ratios were 14.34 percent and 14.93 percent, respectively. These ratios are well above the minimum guidelines of capital to risk-adjusted assets in effect as of June 30, 2000.

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

As of June 30, 2000, management believes that the Bank and the Corporation meet all capital adequacy requirements to which they are subject.


30-June-00        Center Bancorp, Inc. Form 10-Q                         Page 20

Item 3  Qualitative and Quantitative Disclosures about Market Risks

The primary market risk faced by the Corporation is interest rate risk. The Corporation's Asset/Liability Committee ("ALCO") monitors the changes in the movement of funds and rate and volume trends to enable appropriate management response to changing market and rate conditions.

The Corporation's income simulation model analyzes interest rate sensitivity by projecting net interest income over the next 24 months in a flat rate scenario versus net interest in alternative interest rate scenarios. Management reviews and refines its interest rate risk management process in response to the changing economic climate. Currently, the Corporation's model projects a 200 basis point change in rates during the first year, in even monthly increments, with rates held constant in the second year. The Corporation's ALCO has established that interest income sensitivity will be considered acceptable if net interest income in the above interest rate scenario is within 10% of net interest income in the flat rate scenario in the first year and within 20% over the two year time frame. At June 30, 2000, the Corporation's income simulation model indicates an acceptable level of interest rate risk, with no significant change from December 31, 1999.

Management also monitors interest rate risk by utilizing a market value of equity model. The model computes estimated changes in net portfolio value ("NPV") of its cash flows from the Corporation's assets and liabilities in the event of a change in market interest rates. NPV represents the market value of portfolio equity and is equal to the market value of assets minus the market value of liabilities. This analysis assesses the risk of gain or loss in market risk sensitive instruments in the event of an immediate and sustained 200 basis point increase or decrease in market interest rates. The Corporation's ALCO policy indicates that the level of interest rate risk is generally acceptable if an immediate 200 basis point change in interest rates would not result in the loss of more than 25% from the book value of equity. At June 30, 2000, the market value of equity indicates an acceptable level of interest rate risk.

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



Item 6  Exhibits and Reports on Form 8-K

        A)       Exhibits: Exhibit (27-1) - Center Bancorp, Inc.
                 Financial Data - Schedule - June 30, 2000

        B)       Reports on Form 8-K
                 There were no reports on Form 8-K filed during the three months ended June 30, 2000.


30-June-00        Center Bancorp, Inc. Form 10-Q                         Page 21

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf, by the undersigned, thereunto duly authorized.




                                                CENTER BANCORP, INC.


DATE:     8/14/00                               /s/ Anthony C. Weagley
                                                ----------------------
                                                Anthony C. Weagley, Treasurer
                                                (Chief Financial Officer)


30-June-00        Center Bancorp, Inc. Form 10-Q                         Page 22