Form 10-Q
period 2000-10-31
CENTER BANCORP INC
filed 2000-11-13
CIK 712771

                        SECURITIES & EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

         (Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2000 OR

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

         Yes /X/            No / /

Shares outstanding on October 31, 2000
--------------------------------------
Common stock, no par value: 3,721,980 shares

                              CENTER BANCORP, INC.

INDEX TO FORM 10-Q

PART I.  FINANCIAL INFORMATION                                             Page

     Item 1.  Financial Statements
              Consolidated Statements of Condition
              at September 30, 2000 (Unaudited) and December 31, 2000       3

              Consolidated Statements of Income for the
              Three and Nine-months Ended September 30, 2000 and 1999       4
              (Unaudited)

              Consolidated Statements of Cash Flows for the
              Nine-months Ended September 30, 2000 and 1999                 5
              (Unaudited)

              Notes to the Consolidated Financial Statements                6-8

     Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations                 8-22

     Item 3.  Qualitative and Quantitative Disclosures about
              Market Risks                                                  23



PART II       OTHER INFORMATION

     Item 1.  Legal Proceedings                                             23

     Item 6.  Exhibits                                                      23

              Signature                                                     24

              Exhibit Index/Data Schedule                                   25

Center Bancorp, Inc.
Consolidated Statements of Condition                        September 30, December 31,
  (Dollars in thousands)                                       2000          1999
--------------------------------------------------------------------------------------
                                                            (unaudited)
Assets:
Cash and due from banks                                      $  16,476    $  18,675
Federal funds sold                                               6,500         --
--------------------------------------------------------------------------------------
   Total cash and cash equivalents                              22,976       18,675

Investment securities held to maturity (approximate
   market value of $161,858 in 2000 and $176,542 in 1999)      166,991      183,450
Investment securities available-for-sale                       142,742      120,490
--------------------------------------------------------------------------------------
Total investment securities                                    309,733      303,940
--------------------------------------------------------------------------------------

Loans, net of unearned income                                  192,948      169,089
Less - Allowance for loan losses                                 1,594        1,423
--------------------------------------------------------------------------------------
Net loans                                                      191,354      167,666
--------------------------------------------------------------------------------------
Premises and equipment, net                                      9,432        9,778
Accrued interest receivable                                      5,234        4,727
Other assets                                                     2,114        2,102
Goodwill                                                         2,494        2,736
--------------------------------------------------------------------------------------
Total assets                                                   543,337      509,624
======================================================================================

Liabilities
Deposits:

Non-interest bearing                                         $  90,509    $  94,829
Interest bearing:
Certificates of deposit $100,000 and over                       74,581       43,641
Savings and  time deposits                                     265,749      250,785
--------------------------------------------------------------------------------------
Total deposits                                                 430,839      389,255
Federal funds purchased and securities sold under
   agreements to repurchase                                     37,188       30,752
Federal Home Loan Bank advances                                 35,000       50,000
Accounts payable and accrued liabilities                         3,699        3,104
--------------------------------------------------------------------------------------
Total Liabilities                                              506,726      473,111
--------------------------------------------------------------------------------------

Stockholders' equity:
Common stock, no par value:
Authorized 20,000,000 shares; issued 4,266,378 and
   4,253,441 shares in 2000 and 1999, respectively              10,955       10,760
Additional paid in capital                                       4,049        3,807
Retained earnings                                               27,532       25,568

Treasury stock at cost (544,491 and 458,864 shares in 2000
    and 1999, respectively)                                     (4,474)      (1,674)
Restricted stock                                                   (56)         (71)
Accumulated other comprehensive loss                            (1,395)      (1,877)
--------------------------------------------------------------------------------------
Total stockholders' equity                                      36,611       36,513
--------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                   $ 543,337    $ 509,624
======================================================================================

See Accompanying Notes To Consolidated Financial Statements.

Center Bancorp, Inc
Consolidated Statements of Income
(unaudited)

                                                           Three Months Ended            Nine Months Ended
(Dollars in thousands)                                        September 30,                September 30,
                                                       -------------------------    --------------------------
                                                           2000          1999           2000           1999
Interest income:
Interest and fees on loans                             $     3,750   $     3,088    $    10,587    $     8,975
Interest and dividends on investment securities:
Taxable interest income                                      5,019         4,771         14,741         13,671
Nontaxable interest income                                     216           210            671            628
Interest on Federal funds sold and securities
purchased under agreement to resell                            100           102            226            365
--------------------------------------------------------------------------------------------------------------
     Total interest income                                   9,085         8,171         26,225         23,639
--------------------------------------------------------------------------------------------------------------

Interest expense:
Interest on certificates of deposit $100,000 or more           972           736          2,553          1,962
Interest on savings and time deposits                        2,343         1,857          6,413          5,431
Interest on borrowings                                         942           690          2,774          1,929
--------------------------------------------------------------------------------------------------------------
     Total interest expense                                  4,257         3,283         11,740          9,322
--------------------------------------------------------------------------------------------------------------
     Net interest income                                     4,828         4,888         14,485         14,317
--------------------------------------------------------------------------------------------------------------
Provision for loan losses                                       51            36            253             72
--------------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses          4,777         4,852         14,232         14,245
--------------------------------------------------------------------------------------------------------------
Other income:
  Service charges, commissions and fees                        393           236            965            633
  Other income                                                  50            52            319            171
 Gain (Loss) on  securities sold                                 7            (2)           (64)            (2)
--------------------------------------------------------------------------------------------------------------
     Total other income                                        450           286          1,220            802
--------------------------------------------------------------------------------------------------------------
Other expense:
  Salaries and employee benefits                             1,725         1,749          5,150          5,064
  Occupancy expense, net                                       337           330          1,030            926
  Premises and equipment expense                               367           303          1,059            966
  Stationery and printing expense                               89            82            333            356
  Marketing and advertising                                    110           116            348            419
  Other expenses                                               803           767          2,155          2,060
--------------------------------------------------------------------------------------------------------------
     Total other expense                                     3,431         3,347         10,075          9,791
--------------------------------------------------------------------------------------------------------------
     Income before income tax expense                        1,796         1,791          5,377          5,256
     Income tax expense                                        553           629          1,707          1,793
--------------------------------------------------------------------------------------------------------------
     Net income                                        $     1,243   $     1,162    $     3,670    $     3,463
--------------------------------------------------------------------------------------------------------------

Earnings per share
Basic                                                  $      0.33   $      0.31    $      0.97    $      0.92
Diluted                                                $      0.33   $      0.31    $      0.96    $      0.91
==============================================================================================================
Average weighted common shares outstanding
Basic                                                    3,747,901     3,787,193      3,791,208      3,773,417
Diluted                                                  3,765,600     3,805,261      3,810,857      3,796,890
==============================================================================================================
See Accompanying Notes To Consolidated Financial Statements.

Center Bancorp, Inc.
Consolidated Statements of Cash Flows
(Unaudited)                                                                     Nine Months Ended
                                                                                  September 30,
(Dollars in thousands)                                                           2000        1999
---------------------------------------------------------------------------    --------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                                    $  3,670    $  3,463
 Adjustments to reconcile net income to net cash
 provided by operating activities:
 Depreciation and amortization                                                    1,136       1,068
 Provision for loan losses                                                          253          72
 Loss on sale of investment securities available-for-sale                            64           2
 Proceeds from sale of other real estate owned                                      175           0
 Increase in accrued interest receivable                                           (507)     (1,016)
 Gain on sale of other real estate owned                                           (102)          0
 Increase in other assets                                                           (85)        (16)
 Increase (Decrease) in other liabilities                                           595      (1,103)
 Amortization of premium and accretion of
 discount on investment securities, net                                              38          18
----------------------------------------------------------------------------------------------------
     Net cash provided by operating activities                                    5,237       2,488
----------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from maturities, calls & paydowns of securities available-for-sale     14,634      22,998
 Proceeds from redemption of FHLB stock                                           4,803           0
 Proceeds from maturities of securities held-to-maturity                         12,651      42,465
 Proceeds from sales of investment securities available-for-sale                 20,342       2,997
 Purchase securities available-for-sale                                         (36,290)    (34,246)
 Purchase of securities held-to-maturity                                        (21,553)    (64,730)
 Net increase in loans                                                          (23,941)    (14,704)
 Property and equipment expenditures, net                                          (548)     (1,277)
----------------------------------------------------------------------------------------------------
     Net cash used in investing activities                                      (29,902)    (46,497)
----------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net increase in deposits                                                        41,584      10,675
 Dividends paid                                                                  (1,706)     (1,645)
 Proceeds from issuance of common stock                                             583         380
 Repurchase of Treasury stock                                                    (2,931)          0
 Net (decrease) increase in borrowings                                           (8,564)     30,990
----------------------------------------------------------------------------------------------------
    Net cash provided by financing activities                                    28,966      40,400
----------------------------------------------------------------------------------------------------
    Net increase (decrease) in cash and cash equivalents                          4,301      (3,609)
----------------------------------------------------------------------------------------------------
 Cash and cash equivalents at beginning of period                                18,675      15,975
----------------------------------------------------------------------------------------------------
 Cash and cash equivalents at end of period                                    $ 22,976    $ 12,366
====================================================================================================
Supplemental disclosures of cash flow information:

 Interest paid on deposits and short-term borrowings:                          $ 11,559    $  9,422
 Income taxes                                                                  $  1,636    $  1,708
 Transfer of investment securities held to maturity to investment
  securities available-for-sale                                                $ 25,358    $      0

See accompanying notes to consolidated financial statements.

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

Business

The Bank provides a full range of banking services to individual and corporate customers through branch locations in Union and Morris Counties, New Jersey. The Bank is subject to competition from other financial institutions, is subject to the regulations of certain federal agencies and undergoes periodic examinations by those regulatory authorities.

Basis of Financial Statement Presentation

The consolidated financial statements have been prepared in conformity with generally accepted accounting principles. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, as of the date of the statement of condition and revenues and expenses for the applicable period. Actual results could differ significantly from those estimates.

In the opinion of Management, all adjustments necessary for a fair presentation of the Corporation's financial position and results of operations for the interim periods have been made. Such adjustments are of a normal recurring nature. Results for the period ended September 30, 2000 are not necessarily indicative of results for any other interim period or for the entire fiscal year. Reference is made to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1999 for information regarding accounting principles.

Note 2
Recent Accounting Pronouncements

SFAS No. 133, No. 137 and No. 138

In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivatives and Similar Financial Instruments and for Hedging Activities." This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment or
(b) a hedge of the exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction.

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

In June 1999, the FASB issues Statement No. 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FSAB Statement No. 133" which amended SFAS No. 133 to be effective for all fiscal years beginning after June 15, 2000

On January 1, 2000, the Corporation adopted SFAS 133 and SFAS 137. The transition provisions contained in SFAS 133 provide that at the date of the initial application, an entity may transfer any debt security classified as "held to maturity" ("HTM") to "available-for-sale" ("AFS") or "trading." On the initial adoption date of SFAS 133 as amended by SFAS 137, the Bank transferred $25,357,952 (amortized cost) of its securities previously classified as HTM to the AFS classification. The related unrealized net gain as of transfer date was $5,109, which has been recognized in the comprehensive income component of stockholders' equity, as the cumulative effect of adopting the new accounting principles.

In June 2000, the FASB issued Statement No. 138 "Accounting For Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133 and 137," effective for companies that have adopted the provisions of FASB Statement No. 133 and 137 for fiscal quarters beginning after June 15, 2000. The adoption of this Statement by the Corporation did not have a material effect on the financial statements of the Corporation.

SFAS No. 140

In September 2000, the FASB issued SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (A Replacement of FASB Statement 125)." SFAS No. 140 supercedes and replaces the guidance in SFAS No. 125 and, accordingly, provides guidance on the following topics: securitization transactions involving financial assets; sales of financial assets such as receivables, loans and securities; factoring transactions: wash sales; servicing assets and liabilities; collateralized borrowing arrangements; securities lending transactions; repurchase agreements; loan participations, and extinguishment of liabilities. While most of the provisions of SFAS No. 140 are effective for transactions entered into after March 31, 2001. Companies with fiscal year ends that hold beneficial interests from previous securitizations will be required to make additional disclosures in their December 31, 2000 financial statements. The initial adoption of SFAS No. 140 is not expected to have a material impact on the financial statements of the Corporation.

NOTE 3
A summary of comprehensive income follows.

                                                             Three Months          Nine Months
                                                             ------------          -----------
                                                          Ended September 30,  Ended September 30,
                                                          -------------------  -------------------
Comprehensive Income                                       2000        1999       2000      1999
(Dollars in thousands)                                     ----        ----       ----      ----
Net Income                                                $ 1,243    $ 1,162    $ 3,670   $ 3,463
Other comprehensive income
Unrealized holding gains (losses) arising
during the period, net of taxes                               666       (582)       440    (1,979)
Less reclassification of adjustment for (gains)  losses
included in net income (net of tax benefit)                    (5)         0         42         0
--------------------------------------------------------------------------------------------------
Other total comprehensive income (loss)                       661       (582)       482    (1,979)
--------------------------------------------------------------------------------------------------
Total comprehensive income                                $ 1,904    $   580    $ 4,152   $ 1,484
==================================================================================================

NOTE 4

The following is a reconciliation of the calculation of basic and diluted earnings per share.

                                                Three Months                    Nine-months
                                                ------------                    -----------
                                             Ended September 30,            Ended September 30,
                                             -------------------            -------------------
(In thousands, except per share data)
                                              2000           1999           2000           1999
                                              ----           ----           ----           ----
Net Income                                 $   1,243      $   1,162      $   3,670      $   3,463
Weighted Average Shares                        3,748          3,787          3,791          3,773
Effect of Diluted Stock Options                   18             18             20             24
-------------------------------------------------------------------------------------------------
Total Weighted Average Diluted Shares          3,766          3,805          3,811          3,797
-------------------------------------------------------------------------------------------------
Basic Earnings per Share                   $    0.33      $    0.31      $    0.97      $    0.92
-------------------------------------------------------------------------------------------------
Diluted Earnings per share                 $    0.33      $    0.31      $    0.96      $    0.91
=================================================================================================



            Management's Discussion & Analysis of Financial Condition

                            and Results of Operations

Net income for the three-months ended September 30, 2000 amounted to $1,243,000 as compared to $1,162,000 earned for the comparable three-month period ended September 30, 1999. On a per diluted share basis, earnings increased to $.33 per share as compared with $.31 per share for the three-months ended September 30, 1999. The annualized return on average assets was 0.92 percent compared with
0.91 percent for the comparable three-month period in 1999. The annualized return on average stockholders' equity was 13.46 percent for the three month period ended September 30, 2000 as compared to 12.47 percent for the comparable three-months ended September 30, 1999. Earnings performance for the third quarter of 2000 primarily reflects increased non-interest income and a reduction in the effective tax rate, offsetting a reduction in net interest income and increased non-interest expense.

Net income and earnings per diluted share increased 5.98 and 5.49 percent, respectively, for the first nine-months of 2000 compared to the first nine-months of 1999. Net income for the nine-months ended September 30, 2000 was $3,670,000 as compared to $3,463,000 earned for the comparable nine-month period of 1999. On a per diluted share basis, earnings were $.96 as compared to $.91 per share for the nine-months ended September 30, 1999. The annualized return on average assets was 0.93 percent for the nine-months ended September 30, 2000 unchanged from the comparable period in 1999, while the annualized return on average stockholders' equity was 13.15 percent and 12.41 percent, respectively. Earnings performance for the nine-months ended September 30, 2000, reflected increased net interest income and non-interest income and a reduction in the effective tax rate offset, in part, by increases in the provision for loan losses and non-interest expense.

Net interest income is the difference between the interest earned on the portfolio of earning-assets (principally loans and investments) and the interest paid for deposits and borrowings which support these assets. Net interest income is presented below first in accordance with the Corporation's consolidated financial statements and then on a fully tax-equivalent basis by adjusting tax-exempt income (primarily interest earned on various obligations of state and political subdivisions) by the amount of income tax which would have been paid had the assets been invested in taxable issues.

Net Interest Income
(Dollars in thousands)                 Three Months Ended                  Nine Months Ended
                                       ------------------                  -----------------
                                          September 30,                       September 30,
                                          -------------                       -------------
                                                                Percent                             Percent
                                        2000        1999        Change       2000        1999        Change
                                     ---------------------                ---------------------
Interest income:
 Investments                         $   5,235   $   4,981        5.10    $  15,412   $  14,299        7.78
 Loans, including fees                   3,750       3,088       21.44       10,587       8,975       17.96
 Federal funds sold and securities
  sold under agreements to resell          100         102       (1.96)         226         365      (38.08)
                                     ---------------------                ---------------------
   Total interest income                 9,085       8,171       11.19       26,225      23,639       10.94
----------------------------------------------------------                ---------------------
Interest expense:
 Certificates $100,000 or more             972         736       32.07        2,553       1,962       30.12
 Savings and Time Deposits               2,343       1,857       26.17        6,413       5,431       18.08
 FHLB advances and other
 borrowings                                942         690       36.52        2,774       1,929       43.81
                                     ---------------------                ---------------------
   Total interest expense                4,257       3,283       29.67       11,740       9,322       25.94
-----------------------------------------------------------------------------------------------------------
   Net interest income*                  4,828       4,888       (1.23)      14,485      14,317        1.17
-----------------------------------------------------------------------------------------------------------
Tax-equivalent adjustment                  111         108        2.78          346         324        6.79
Net interest income on a fully
 tax-equivalent basis                $   4,939   $   4,996       (1.14)   $  14,831   $  14,641        1.30
===========================================================================================================

*Before the provision for loan losses. NOTE: The tax-equivalent adjustment was computed based on an assumed statutory Federal income tax rate of 34 percent. Adjustments were made for interest accrued on securities of state and political subdivisions.


Net interest income on a fully tax-equivalent basis decreased $57,000 or 1.14 percent to approximately $4.9 million for the three-months ended September 30,2000, from approximately $5.0 million for the comparable period in 1999. For the three-months ended September 30, 2000, the net interest margin decreased to
3.91 percent from 4.18 percent due to an increased cost of funds. For the three-months ended September 30, 2000, an increase in the average yield on interest-earning-assets of 35 basis points was offset by an increase in the average cost of interest-bearing liabilities of 72 basis points, resulting in the decrease in the net interest margin, and the increase in the cost of interest.

The decrease in net interest spreads is primarily a result of the increased cost of interest-bearing liabilities and the Corporation's inability to fund a greater portion of its earning-assets through increases in core deposits, versus higher cost time deposits, of $100,000 or more and short term borrowings. Average interest earning-assets increased by $27.4 million, from the comparable three-month period in 1999. The net increase in average interest-bearing liabilities was $27.3 million over the comparable three-month period in 1999. The 2000 third quarter changes in average interest earning-asset volumes resulted primarily from increased volumes of loans, funded primarily by deposits, and increased borrowings.

Net interest income on a fully tax-equivalent basis for the nine-months ended September 30, 2000 increased $190,000 or 1.30 percent, to approximately $14.8 million from the comparable nine-month period in 1999. The Corporation's net interest margin for the nine-months in 2000 decreased to 4.02 percent from 4.20 percent due primarily to an increased cost of funds. The average rate paid for interest bearing liabilities increased 59 basis points and offset the 33 basis point increase in the average rate earned on invested assets. For the nine-months ended September 30, 2000 average-interest earning-assets increased by $27.2 million on average as compared with the nine-months ended September 30, 1999. The increase in the average cost and volume of interest-bearing liabilities accounted for the decrease in the net interest margin, average interest-bearing liabilities increased by approximately 7.0 percent.

For the three month period ended September 30, 2000 interest income on a fully tax-equivalent basis increased by $917,000 or 11.08 percent from the comparable three-month period in 1999. The primary factor contributing to the increase was the previously cited increase in average earning-assets. The Corporation's loan portfolio increased on average $28.8 million to $190.5 million from $161.7 million in the same quarter in 1999, primarily driven by growth in commercial loans, commercial and residential mortgages and home equity loans. This growth was funded primarily through an increase in deposits and borrowings. The loan portfolio (traditionally the Corporations highest yielding earning-asset) represented, on average, approximately 37.7 percent of the Corporation's interest earning-assets during the third quarter of 2000 and 33.8 percent in 1999.

Interest income on a fully tax-equivalent basis for the nine-month period ended September 30, 2000 increased by approximately $2,608,000 or 10.88 percent, as compared to the comparable period ended September 30, 1999. The Corporation's average loan portfolio increased $24.8 million to $182.6 million from $157.8 million in the comparable period of 1999. This growth was primarily driven by growth in commercial loans, commercial and residential mortgages and home equity loans. This volume increase was funded primarily by an increase in deposits and borrowings. The loan portfolio represented, on average, approximately 37.1 percent of the Corporation's interest earning-assets for the nine-months ended September 30, 2000 as compared with 33.9 percent for the comparable period in 1999.

Average investment volume for the three-months ended September 30, 2000 increased $273,000 to approximately $309.2 million compared to $308.9 million for the three months of 1999. For the nine-months ended September 30, 2000, average investments increased $7.1 million to $304.8 million.

Interest expense for the three-months ended September 30, 2000, increased $974,000 or 29.67 percent from the comparable three month period ended September 30, 1999, as a result of an increase in interest rates and higher amounts of higher cost borrowings. Higher interest rates brought about by the flattening of the yield curve contributed significantly to the overall increase in interest expense, as compared with the three-months ended September 30, 1999.

Although interest rates stabilized during the third quarter of 2000, an inversion and dis-intermediation of rates in the yield curve by The Federal Reserve's inflation fighting rate increases earlier this year and late last year have increased the rates on the short term end of the yield. These changes in rates have increased the Corporation's cost of funds and contributed to a compression of the net interest margin for both the three and nine-month periods. The net interest margin decreased 27 and 18 basis points respectively.

For the nine-months ended September 30, 2000, interest expense increased $2,418,000 or 25.93 percent as compared with the comparable nine-month period in 1999. Interest expense for the nine-months ended September 30, 2000 increased primarily as a result of a rise in interest rates, coupled with a change in the mix of interest-bearing liabilities. The amount of the increase attributable to volume factors was $637,000 while $1.8 million was attributable to increased rates.

Interest expense for the three- and nine-months ended September 30, 2000 was adversely affected by the introduction of a premium rate investment savings account (Super Max) by the Corporation in April of 2000, which carried an above market initial teaser rate. Through September 30, 2000, Super Max balances have increased to approximately $32 million. For the three- and nine-month periods ending September 30, 2000 Super Max balances have averaged approximately $30.6 million and $16.0, respectively.

For the three-months ended September 30, 2000, the Corporation's net interest spread on a tax-equivalent basis decreased to 3.13 percent from 3.50 percent for the three-months ended September 30, 1999. This decrease reflected a contraction of spreads between yields earned on loans and investments and rates paid for supporting funds. Although there was a favorable change in the mix of supporting interest earning-assets, primarily increased loan volumes and the yield on interest-earning-assets rose to 7.27 percent from 6.92 percent; this was offset by higher rates paid for interest-bearing liabilities coupled with a change in the mix of interest-bearing liabilities to more costly funding. The cost of total interest-bearing liabilities increased to 4.14 percent for the three-months ended September 30, 2000 from 3.42 percent for the three-months ended September 30, 1999.

For the nine-months ended September 30, 2000, the Corporation's net interest spread on a tax-equivalent basis decreased to 3.27 percent from 3.53 percent for the nine-months ended September 30, 1999. This decrease primarily reflected a contraction of spreads due to higher rates and the change in the mix of interest-bearing liabilities to more costly funding.

The contribution of non-interest-bearing sources (i.e. the differential between the average rate paid on all sources of funds and the average rate paid on interest-bearing sources) widened to approximately 74 basis points from 63 basis points during the nine-month periods ended September 30, 2000 and 1999, respectively, and to 77 basis points from 64 basis points for the respective three month periods ended September 30, 2000 and 1999.

The following table, "Analysis of Variance in Net Interest Income due to Volume and Rates", analyzes net interest income by segregating the volume and rate components of various interest-earning-assets and liabilities and the resultant changes in the rates earned and paid by the Corporation.

     Analysis of Variance in Net Interest Income Due to Volume and Rates (Tax-Equivalent Basis)

     =================================================================================================================
                                                Three Months Ended 9/30/00             Nine Months Ended 9/30/00
                                               2000/1999 Increase/(Decrease)         2000/1999 Increase/(Decrease)
                                                     Due to Change In:                     Due to Change in:
     -----------------------------------------------------------------------------------------------------------------
     (Dollars in thousands)                  Average      Average       Net         Average      Average       Net
                                             Volume        Rate        Change       Volume        Rate        Change
                                            ---------    ---------    ---------    ---------    ---------    ---------
     Interest-earning assets
     Investment Securities
     Taxable                                $       3    $     245    $     248    $     306    $     764    $   1,070
     Non-taxable                                    1            8            9           48           17           65
     Federal funds sold and securities
      purchased under agreement to resell          (2)           0           (2)        (207)          68         (139)
     Loans, net of unearned income                565           97          662        1,434          178        1,612
                                            ---------    ---------    ---------    ---------    ---------    ---------
       Total interest-earning assets              567          350          917        1,581        1,027        2,608
     ================================================    =========    =========    =========    =========    =========
     Interest-bearing liabilities:
     Money Market deposits                         53           42           95          201           98          299
     Savings deposits                             147          330          477          191          549          740
     Time deposits                               (124)         268          144         (163)         656          493
     Other interest-bearing deposits               (7)          13            6          (17)          58           41
     Borrowings                                    92          160          252          425          420          845
                                            ---------    ---------    ---------    ---------    ---------    ---------
      Total interest-bearing liabilities          161          813          974          637        1,781        2,418
                                            =========    =========    =========    =========    =========    =========
     Change in net interest income          $     406    $    (463)   $     (57)   $     944    $    (754)   $     190
     -----------------------------------------------------------------------------------------------------------------

The following table, "Average Balance Sheet with Interest and Average Rates", presents for the three-months ended September 30, 2000 and 1999 the Corporation's average assets, liabilities and stockholders' equity. The Corporation's net interest income, net interest spreads and net interest income as a percentage of interest-earning-assets are also reflected.

              Average Balance Sheet with Interest and Average Rates

                                                                         Three Month
                                                                   Period Ended September 30,
                                                            2000                                 1999
------------------------------------------------------------------------------------------------------------------------
                                                          Interest        Average               Interest         Average
(tax-equivalent basis,                       Average       Income/         Yield/   Average      Income/          Yield/
dollars in thousands)                        Balance       Expense         Rate     Balance      Expense          Rate
------------------------------------------------------------------------------------------------------------------------
Assets
Interest-earning assets:
  Investment securities: (1)
    Taxable                                  $ 290,595    $   5,019         6.91%  $ 290,403    $   4,771         6.57%
    Non-taxable                                 18,568          327         7.04%     18,487          318         6.88%
  Federal funds sold and securities
  purchased under agreement to resell            6,133          100         6.52%      7,804          102         5.23%
  Loans, net of unearned income (2)            190,527        3,750         7.87%    161,694        3,088         7.64%
                                             ---------    ---------                ---------                      -----
         Total interest-earning assets         505,823        9,196         7.27%    478,388        8,279         6.92%
Non-interest earning assets
  Cash and due from banks                       17,517                                12,944
  Other assets                                  20,588                                18,967
Allowance for possible loan losses              (1,563)                               (1,366)
                                             ---------                             ---------
         Total non-interest earning
          assets                                36,542                                30,545
                                             ---------                             ---------
         Total assets                        $ 542,365                             $ 508,933
                                             ---------                             ---------
Liabilities and stockholders' equity
Interest-bearing liabilities:
  Money Market deposits                      $  77,407          654         3.38%  $  70,886          559         3.15%
  Savings deposits                             100,058          845         3.38%     75,414          368         1.95%
  Time deposits                                116,117        1,607         5.54%    126,284        1,463         4.63%
  Other interest-bearing deposits               46,317          209         1.80%     47,870          203         1.70%
  Borrowings                                    71,098          942         5.30%     63,265          690         4.36%
                                             ---------    ---------     ---------  ---------    ---------     ---------
         Total interest-bearing
          liabilities                          410,997        4,257         4.14%    383,719        3,283         3.42%
                                             ---------                             ---------
Non-interest-bearing liabilities:
  Demand deposits                               90,392                                84,822
  Other noninterest-bearing deposits               434                                   375
  Other liabilities                              3,601                                 2,751
                                             ---------                             ---------
         Total noninterest-bearing
          liabilities                           94,427                                87,948
Stockholders' equity                            36,941                                37,266
                                             ---------                             ---------
         Total liabilities and
          stockholders' equity               $ 542,365                             $ 508,933
                                             ---------                             ---------
Net interest income (tax-equivalent basis)                $   4,939                             $   4,996
                                                          ---------                             ---------
Net Interest Spread                                                         3.13%                                 3.50%
                                                                        ---------                             ---------
Net interest income as percent
 of earning-assets                                                          3.91%                                 4.18%
                                                                        ---------                             ---------
Tax equivalent adjustment(3)                                   (111)                                 (108)
                                                          ---------                             ---------

Net interest income                                       $   4,828                             $   4,888
                                                          ---------                             ---------

(1) Average balances for available-for-sale securities are based on amortized cost
(2)  Average balances for loans include loans on non-accrual status
(3) The tax-equivalent adjustment was computed based on a statutory Federal income tax rate of 34 percent

The following table, "Average Balance Sheet with Interest and Average Rates", presents for the nine-months ended September 30, 2000 and 1999 the Corporation's average assets, liabilities and stockholders' equity. The Corporation's net interest income, net interest spreads and net interest income as a percentage of interest-earning-assets are also reflected.


             Average Balance Sheet with Interest and Average Rates
                                                                         Nine Month
                                                                  Period Ended September 30,
                                                           2000                                1999
---------------------------------------------------------------------------------------------------------------
                                                          Interest     Average               Interest   Average
                                              Average     Income/      Yield/    Average      Income/   Yield/
(tax-equivalent basis, dollars in thousands)  Balance     Expense       Rate     Balance      Expense   Rate
---------------------------------------------------------------------------------------------------------------
Assets
Interest-earning assets:
  Investment securities (1)
    Taxable                                  $ 285,333    $ 14,741      6.89%   $ 279,175    $ 13,671   6.53%
    Non-taxable                                 19,431       1,017      6.98%      18,506         952   6.86%
  Federal funds sold and securities
  purchased under agreement to resell            4,852         226      6.21%       9,550         365   5.10%
  Loans, net of unearned income (2)            182,641      10,587      7.73%     157,842       8,975   7.58%
                                             ---------    --------      -----   ---------
         Total interest-earning assets         492,257      26,571      7.20%     465,073      23,963   6.87%
Non-interest earning assets
  Cash and due from banks                       16,329                             13,030
  Other assets                                  20,506                             18,386
Allowance for possible loan losses              (1,478)                            (1,347)
                                             ---------                          ---------
         Total non-interest earning
          assets                                35,357                             30,069
                                             ---------                          ---------
         Total assets                        $ 527,614                          $ 495,142
                                             ---------                          ---------
Liabilities and stockholders' equity
Interest-bearing liabilities:

  Money Market deposits                      $  77,176       1,862      3.22%   $  68,672       1,563   3.03%
  Savings deposits                              86,930       1,837      2.82%      75,172       1,097   1.95%
  Time deposits                                117,481       4,664      5.29%     122,117       4,171   4.55%
  Other interest bearing deposits               45,471         603      1.77%      46,818         562   1.60%
  Borrowings                                    71,175       2,774      5.20%      59,293       1,929   4.34%
                                             ---------    --------      -----   ---------    --------   -----
         Total interest-bearing
          liabilities                        $ 398,233      11,740      3.93%   $ 372,072       9,322   3.34%
                                             ---------                          ---------
Noninterest-bearing liabilities:
  Demand deposits                               88,110                             82,179
  Other noninterest-bearing deposits               461                                399
  Other liabilities                              3,635                              3,271
                                             ---------                          ---------
         Total noninterest-bearing
          liabilities                           92,206                             85,849
Stockholders' equity                            37,175                             37,221
                                             ---------                          ---------
         Total liabilities and
          stockholders' equity               $ 527,614                          $ 495,142
                                             ---------                          ---------
Net interest income (tax-equivalent basis)                  14,831                             14,641
                                                          --------                           --------
Net Interest Spread                                                     3.27%                           3.53%
                                                                        -----                           -----
Net interest income as percent
 of earning-assets                                                      4.02%                           4.20%
                                                                        -----                           -----
Tax equivalent adjustment(3)                                  (346)                              (324)
                                                          --------                           --------
Net interest income                                       $ 14,485                          $  14,317
                                                          --------                           --------

(1) Average balances for available-for-sale securities are based on amortized cost
(2)  Average balances for loans include loans on non-accrual status
(3) The tax-equivalent adjustment was computed based on a statutory Federal income tax rate of 34 percent.

Investments

For the three-months ended September 30, 2000, the average volume of investment securities increased to $309.2 million or an increase of $273,000 from $308.9 million on average for the same three-month period in 1999. The tax-equivalent yield on the investment portfolio increased to 6.92 percent from 6.59 percent for the comparable three-month period in 1999. Purchases made to replace maturing and called investments were made at higher rates.

For the nine-months ended September 30, 2000, the average volume of investment securities increased by $7.1 million when compared to the same period in 1999. The tax-equivalent yield on investments increased to 6.89 percent or 34 basis points from a yield of 6.55 percent for the nine-month period ended September 30, 1999. The increased yield on the investment portfolio during the first nine-months of 2000 resulted from the Corporation's ability to obtain higher rates on purchases made to replace lower yielding investments which had matured, were prepaid, or were called.

The impact of repricing activity on investment yields was enhanced by a change in bond segmentation and some extension, where risk is relatively minimal within the portfolio resulting in wider spreads. Securities available-for-sale are a part of the Corporation's interest rate risk management strategy and may be sold in response to changes in interest rates, changes in prepayment risk, liquidity management and other factors.

For the three-months ended September 30, 2000, the Corporation sold from its available-for-sale portfolio securities totalling approximately $5.0 million. Year-to-date through September 30, 2000 the Corporation's sales of securities from its available-for-sale portfolio amounted to $20.3 million with an average weighted yield of 6.11 percent. Purchases of securities to replace the sales amounted to approximately $9.8 million and $ 36.3 million for the three- and nine-month periods ended September 30, 2000, with weighed average yields of 7.30 percent and 7.60 percent respectively.

For the nine-months ended September 30, 2000, the total investment portfolio excluding overnight investments, averaged $304.8 million or 61.9 percent of interest-earning-assets, as compared to $297.7 million or 64.0 percent at September 30, 1999. The principal components of the investment portfolio are U.S. Government and Federal Agency callable and non-callable securities, including agency issued Collateralized Mortgage Obligations.

At September 30, 2000 the net unrealized gain/loss carried as a component of other comprehensive income and included in shareholders' equity amounted to a net unrealized loss of $1,395,000 as compared with an unrealized gain of $1,877,000 at December 31, 1999 resulting from an improvement in the bond market due to falling interest rates fostered by the Federal Open Market Committee's pre-emptive strikes against inflation. Bond prices have risen as interest rates fell in the long end of the yield curve.

Loans

Loan growth during the first nine-months of 2000 occurred in all segments of the loan portfolio. This growth resulted from the Corporation's business development efforts enhanced by the Corporation's entry into new markets through expanded branch facilities. The increase in the loan portfolio yield for the three and nine-month periods was the result of a higher rate environment during the latter part of 1999 and the nine-months of 2000, tempered by a competitive rate structure to attract new loans and by the heightened competition for lending relationships that exists in the Corporation's market. The Corporation's desire to grow this segment of the earning-asset mix is reflected in its current business development plan and marketing plans, as well as its short-term strategic plan.

Analyzing the loan portfolio for the three-months ended September 30, 2000, average loan volume increased $28.8 million or 17.83 percent, while portfolio yield increased by 23 basis points as compared with the same period in 1999. The increased total average loan volume was due primarily to increased customer activity, new lending relationships and new markets. The volume related factors contributed increased revenue of $565,000 while rate related changes amounted to $97,000. Total average loan volume increased to $190.5 million with a net interest yield of 7.87 percent, as compared to $161.7 million with a yield of
7.64 percent for the three-months ended September 30, 1999.

For the nine-months ended September 30, 2000, averages loan volume increased $24.8 million primarily as a result of aggressive business development efforts aimed at the business customers and the robust economic environment in the building sector of New Jersey. This resulted in an increase of commercial real estate loans in the portfolio. This change in volume was bolstered by a rise in portfolio yield of 15 basis points as compared with the same period in 1999. The volume related factors contributed increased revenue of $1.4 million while $178,000 was due to rate related changes. Total average loan volume increased to $182.6 million with a yield of 7.73 percent, as compared to $157.8 million with a yield of 7.58 percent for the nine-months ended September 30, 1999.

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

At September 30, 2000, the allowance was $1,594,000 as compared to $1,423,000 on December 31, 1999, and $1,348,000 at September 30, 1999. The provision for loan losses during the nine and three-month periods ended September 30, 2000 amounted to $253,000 and $51,000 respectively. Such provision amounted to $72,000 and $36,000 for the nine and three-month periods ended September 30, 1999.

Various regulatory agencies, as an integral part of their examination process, periodically review the Corporation's allowance for loan losses. Such agencies may require the Corporation to increase the allowance based on their analysis of information available to them at the time of their examinations. The allowance for loan losses as a percentage of total loans amounted to .83 percent at September 30, 2000 and .84 percent at December 31, 1999 and September 30, 1999, respectively.

In management's view, the level of the allowance as of September 30, 2000 is adequate to cover losses inherent in the loan portfolio.

During the nine-month period ended September 30, 2000, the Corporation did not experience any substantial problems within its loan portfolio. Net charge-offs were approximately $82,000. At September 30, 2000, the Corporation had non-accrual loans amounting to $275,000 versus $292,000 in non-accrual loans at December 31, 1999 and $315,000 at September 30, 1999. The Corporation continues to aggressively pursue collections of principal and interest on loans previously charged-off.

The Corporation defines impaired loans to consist of non-accrual loans and loans internally classified as substandard or worse, in each instance above an established dollar threshold of $200,000. All loans below the established dollar threshold are considered homogenous and are collectively evaluated for impairment. The Corporation did not have any impaired loans in either 2000 or 1999.

The Corporation's statements herein regarding the adequacy of the allowance for loan losses constitute forward-looking statements under the Private Securities Litigation Reform Act of 1995. Actual results may indicate that the amount of the Corporation's allowance was inadequate. Factors that could cause the allowance to be inadequate are the same factors that are analyzed by the Corporation in establishing the amount of the allowance.

Changes in the allowance for loan losses for the nine-months ended September 30, 2000 and 1999, respectively, are set forth below.

Allowance for loan losses
(Dollars in thousands)

                                                         Nine Months Ended September 30,
                                                         -------------------------------
                                                               2000           1999
                                                               ----           ----
Average loans outstanding                                  $   182,641    $   157,842
--------------------------------------------------------------------------------------
Total loans at end of period                                   192,948        164,789
--------------------------------------------------------------------------------------
Analysis of the allowance for loan losses
Balance at the beginning of period                               1,423          1,326
 Charge-offs:
 Commercial                                                          0              0
 Real estate-mortgage                                                0              0
 Installment loans                                                  86             17
--------------------------------------------------------------------------------------
   Total charge-offs                                                86             17
Recoveries:
 Commercial                                                          0              0
 Real estate-mortgage                                                0              0
 Installment loans                                                   4              3
--------------------------------------------------------------------------------------
   Total recoveries                                                  4              3
Net Charge-offs:                                                    82             14
  Provisions for loan losses                                       253             72
======================================================================================
 Balance at end of period                                  $     1,594    $     1,384
======================================================================================
Ratio of net charge-offs during the period to
 Average loans outstanding during the period                    0.0005%          0.00%
Allowance for loan losses as a percentage of total loans          0.83%          0.84%

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

At September 30, 2000, December 31, 1999 and September 30, 1999, the Corporation had no restructured loans. Non-accrual loans amounted to $275,000 at September 30, 2000, and were primarily comprised of first and second lien mortgages. At December 31, 1999, non-accrual loans amounted to $292,000, comprised of first and second lien residential mortgages. At September 30, 1999, non-accrual loans amounted to $315,000 and were comprised of first and second lien home mortgages. At September 30, 2000 the Corporation's loans 90 days past due and still accruing amounted to approximately $23,000. Such loans amounted to $0 at December 31, 1999 and $2,000 at September 30, 1999.

The outstanding balances of accruing loans, which are 90 days or more past due as to principal or interest payments and non-accrual loans at September 30, 2000, December 31, 1999 and September 30, 1999 were as follows:

     Non-Performing Loans at                      September 30,  December 31, September 30,

     (Dollars in thousands)                           2000          1999          1999
     ======================================================================================
     Loans past due 90 days and still accruing     $      23     $      --     $       2
     Non-accrual loans                             $     225     $     292     $     315
     --------------------------------------------------------------------------------------
     Total non-performing loans                    $     248     $     292     $     317
     ======================================================================================
     Other Real Estate Owned (OREO)                $      --     $      73     $      73
     --------------------------------------------------------------------------------------
     Total non-performing assets                   $     248     $     365     $     390
     --------------------------------------------------------------------------------------


At September 30, 2000, non-performing assets, consisting of loans on non-accrual status plus other real estate owned (OREO) amounted to $298,000 or .15 percent of total loans outstanding as compared to $365,000 or .22 percent at December 31, 1999 and $390,000 or .24 percent at September 30, 1999.

At September 30, 1999 and December 31, 1999 the Corporation's other real estate owned (OREO) consisted of a closed branch facility with a carrying value of approximately $73,000. The Corporation did not have any OREO at September 30, 2000; however, subsequently on October 10, 2000, the Corporation recorded an OREO as a result of a foreclosure in the amount of $49,000.

Other Non-Interest Income
The following table presents the principal categories of non-interest income for the three and nine month periods ended September 30, 2000 and 1999.

======================================================================================================
(dollars in thousands)                    Three months ended              Nine months ended
                                             September 30,                  September 30,
                                             2000     1999    % change     2000       1999    % change
                                          ------------------              -----------------
Other income:
  Service charges, commissions and fees      $ 393    $ 236     67.23     $   965     $ 633     52.45
  Other income                                  50       52     (3.85)        319       171     86.55
  Net Gain (Loss) on securities sold             7       (2)     N/M          (64)       (2)     N/M
                                             -----    -----               -------     -----
       Total other income                    $ 450    $ 286     57.34     $ 1,220     $ 802     52.12
======================================================================================================
N/M Non meaningful


For the three-months ended September 30, 2000, total other (non-interest) income, increased $164,000 or 57.34 percent as compared to the three-months ended September 30, 1999. The increase in other income is primarily due to increased ATM surcharges and deposit account related revenue. Included in the service charges, commissions and fees category was non-recurring income of $75,000.

For the nine-month period ended September 30, 2000, total other (non-interest) income reflects an increase of $418,000 or 52.12 percent compared with the comparable nine-month period ended September 30, 1999. This overall increase was primarily a result of increased service charges, commissions, and fees including ATM surcharging which amounted to $305,000 for the nine-month period ended September 30, 2000, as compared to $189,000 in 1999. Service charge fees on deposits increased primarily as a result of an increase in business activity. Included in service charges, commissions and fees was non-recurring income of $75,000. Other noninterest income included non-recurring income of $102,000 resulting from gain on the sale of OREO.

     Other Non-Interest Expense

     The following table presents the principal categories of non-interest expense for the three and nine month periods ended September 30, 2000 and 1999.

     Dollars in thousands)

     ============================================================================================
     (dollars in thousands)                 Three months ended           Nine months ended
                                                September 30,              September 30,
                                         2000     1999    % change    2000     1999      % change
                                        ------   ------             -------   ------
     Other expense:
       Salaries and employee benefits   $1,725   $1,749    (1.37)   $ 5,150   $5,064       1.70
       Occupancy expense, net              337      330     2.12      1,030      926      11.23
       Premises and equipment expense      367      303    21.12      1,059      966       9.63
       Stationery and printing expense      89       82     8.54        333      356      (6.46)
       Marketing and advertising           110      116    (5.17)       348      419     (16.95)
       Other expenses                      803      767     4.69      2,155    2,060       4.61
                                        ------   ------             -------   ------
      Total other expense               $3,431   $3,347     2.51    $10,075   $9,791       2.90
     ============================================================================================


For the three-month period ended September 30, 2000 total other (non-interest) expenses increased $84,000 or approximately 2.51 percent over the comparable three-month period ended September 30, 1999. Decreases in salaries and employee benefits coupled with decreases in marketing and advertising were offset by increases in occupancy, premises and equipment and other expenses for the three-month period ended September 30, 2000. Prudent management of other expenses has been a key objective of management in an effort to improve earnings efficiency. The Corporation's efficiency ratio (other expenses less non recurring expenses as a percentage of net interest income on a tax-equivalent basis plus non-interest income) for the three-months ended September 30, 2000 was 64.7 percent as compared with 63.4 percent for the comparable period ended September 30, 1999. For the nine-months ended September 30, 2000, this ratio was
63.2 percent as compared with 66.0 percent for the comparable period ended September 30, 1999.

For the nine-month period ended September 30, 2000, total other (non-interest) expenses increased $284,000 or 2.90 percent over the comparable period ended September 30, 1999. This was due to the full impact in 2000 of expenses resulting from the expansion of the Bank's branch network coupled with the expense of ongoing technological and automation programs. Salaries and employee benefits costs, coupled with occupancy and other expenses (telecommunication and correspondent bank charges, postage and consulting), comprised the primary components of the total increase for the period.

Salaries and employee benefits decreased $24,000 or 1.37 percent for the three-months ended September 30, 2000 and increased $86,000 or 1.70 percent for the nine-month period over the comparable three and nine-month periods ended September 30, 1999. The decrease in salaries and employee benefits for the three-month period ended September 30, 2000 is attributed to lower staffing levels. The increase in salaries and employee benefits for the nine-month period ended September 30, 2000 is attributed to normal merit increases, promotional raises and higher benefits costs. Staffing levels overall decreased to 158 full-time employees at September 30, 2000 compared to 163 full-time equivalent employees at September 30, 1999.

The increase in occupancy expenses and premises and equipment expense reflects the associated costs of the Corporation's expanded facilities. For the three and nine-months ended September 30, 2000, occupancy and premises and equipment expenses increased $71,000 and $197,000 over the comparable periods in 1999, primarily related to the Corporation's Summit Banking Center opened in June 1999, the expanded Springfield office and rental increases on other leased locations.

Marketing and advertising expenditure decreased $6,000 for the three-month period and decreased $71,000 for the nine-month period ended September 30, 2000, compared to the comparable periods in 1999. The decrease in this expense category is primarily attributable to the grand opening expenses associated with the Corporation's Summit banking center and Springfield branch incurred during the comparable period in 1999.

Provision for Income Taxes

For the nine-month period ended September 30, 2000, the effective tax rate was
31.7 percent compared to 34.1 percent for the nine-month period ended September 30, 1999. The Corporation's provision for income taxes decreased for both the three- and three-months from 2000 to 1999 primarily as a result of an increase in tax exempt income and state tax reduction strategies implemented during the third quarter of 1999. The benefit of such strategies was reflected in the 1999 numbers only for the third quarter, while such benefit was reflected in all three-quarters of 2000.

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

At September 30, 2000, the Corporation reflected a negative interest sensitivity gap (or an interest sensitivity ratio) of 0.34:1.0 at the cumulative one year position. During much of 2000, the Corporation had a negative interest sensitivity gap. The maintenance of a liability-sensitive position during 2000 had an unfavorable impact on the Corporation's net interest margins; however, based on management's perception that interest rates will continue to be volatile, emphasis has been placed on interest-sensitivity matching with the objective of achieving a consistent net interest spread during the remainder of 2000. No assurance can be given that the Corporation will be able to satisfy this objective.

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

By using a variety of potential funding sources and staggering maturities, the risk of potential funding pressure is somewhat reduced. Management also maintains a detailed liquidity contingency plan designed to adequately respond to situations which could lead to liquidity concerns. Anticipated cash-flows at September 30, 2000, projected to September of 2001, indicates that the Bank's liquidity should remain strong, with an approximate projection of $91.9 million in anticipated cashflows over the next twelve months. This projection represents a forward-looking statement under the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from this projection depending upon a number of factors, including the liquidity needs of the Bank's customers, the availability of sources of liquidity and general economic conditions.

The Corporation derives a significant proportion of its liquidity from its core deposit base. For the nine-month period ended September 30, 2000, core deposits (comprised of total demand, savings accounts (excluding Super Max accounting) and money market accounts under $100,000) represented 51.9 percent of total deposits as compared with 55.1 percent at September 30, 1999. More volatile rate sensitive deposits, concentrated in time certificates of deposit greater than $100,000, for the three-month period ended September 30, 2000, decreased on average to 13.60 percent of total deposits from 14.8 percent during the three-months ended September 30, 1999. This change has resulted from a $10.1 million decrease in time deposits on average for the three-months ended September 30, 2000 compared to the prior year period.

Average funding sources during the three-months ended September 30, 2000 increased by approximately $32.8 million compared to the same period in 1999. The increase was due to an increase in savings deposits, money market, non-interest bearing demand deposits and short-term borrowings offset in part by a decrease in time deposits less than $100,000. Non-interest bearing funding sources as a percentage of the total funding mix increased to 18.7 percent (on average) as compared to 18.1 percent for the three-month period ended September 30, 1999.

Short-term borrowings can be used to satisfy daily funding needs. Balances in these accounts fluctuate significantly on a day-to-day basis. The Corporation's principal short-term funding sources are securities sold under agreements to repurchase advances from the Federal Home Loan Bank and Federal funds purchased. Average short-term borrowings during the first nine-months of 2000 were $71.2 million, an increase of $11.9 million or 20.03 percent from $59.3 million in average short-term borrowings during the comparable nine-months ended September 30, 1999.

Cash Flow

The consolidated statements of cash flows present the changes in cash and cash equivalents from operating, investing and financing activities. During the nine-months ended September 30, 2000, cash and cash equivalents (which increased overall by $4.3 million) were provided (on a net basis) by financing activities approximately $29.0 million, primarily due to an increase in deposits of $41.6 million and by operating activities $5.2 million, offsetting a decrease in borrowings of $8.6 million. $29.9 million was used in net investing activities, principally a $23.9 million increase in loans and a $5.4 million increase in the investment portfolio.

Stockholders' Equity

Total stockholders' equity averaged $37.2 million or 7.05 percent of average assets for the nine-month period ended September 30, 2000, as compared to $37.2 million, or 7.52 percent, during the same period in 1999. The Corporation's dividend reinvestment and optional stock purchase plan contributed $583,000 in new capital for the nine-months ended September 30, 2000 as compared with $380,000 for the comparable period in 1999. Tangible book value per common share, was $9.17 at September 30, 2000 as compared to $8.90 at December 31, 1999. Tangible book value per common share was $8.98 at September 30, 1999.

On July 24, 2000, the Corporation purchased an aggregate of 117,246 shares of its common stock, in a negotiated private transaction, at a total purchase price of $2,931,150. The repurchased shares were recorded as Treasury Stock, which resulted in a decrease to stockholders' equity.

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

Risk-Based Capital/Leverage

Banking regulations require banks to maintain minimum levels of regulatory capital. Under the regulations in effect at September 30, 2000, the Bank was required to maintain (i) a minimum leverage ratio of Tier 1 capital to total adjusted assets of 4.00%, and (ii) minimum ratios of Tier 1 and total capital to risk-weighted assets of 4.00% and 8.00%, respectively.

At September 30, 2000, total Tier l capital (defined as tangible stockholders' equity for common stock and certain perpetual preferred stock) amounted to $35.5 million or 6.54 percent of total assets. Tier I capital excludes the effect of SFAS No. 115, which amounted to $1,395,000 of net unrealized loss, after tax, on securities available-for-sale (included as a component of other comprehensive income) and goodwill of approximately $2.5 million as of September 30, 2000. At September 30, 2000, the Corporation's estimated Tier I risk-based and total risk-based capital ratios were 13.26 percent and 13.85 percent, respectively. These ratios are well above the minimum guidelines of capital to risk-adjusted assets in effect as of September 30, 2000.

Under prompt corrective action regulations, bank regulators are required to take certain supervisory actions (and may take additional discretionary actions) with respect to an undercapitalized institution. Such actions could have a direct material effect on the institution's financial statements. The regulations establish a framework for the classification of financial institutions into five categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. Generally, an institution is considered well capitalized if it has a leverage (Tier 1) capital ratio of at least 5.0%; a Tier 1 risk-based capital ratio of at least 6.0%; and a total risk-based capital ratio of at least 10.0%.

The foregoing capital ratios are based in part on specific quantitative measures of assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by the bank regulators about capital components, risk weightings and other factors. As of September 30, 2000, management believes that the Bank meets all capital adequacy requirements to which it is subject.

Item 3 - Qualitative and Quantitative Disclosures about Market Risks

The primary market risk faced by the Corporation is interest rate risk. The Corporation's Asset/Liability Committee ("ALCO") monitors the changes in the movement of funds and rate and volume trends to enable appropriate management response to changing market and rate conditions.

The Corporation's income simulation model analyzes interest rate sensitivity by projecting net interest income over the next 24 months in a flat rate scenario versus net interest in alternative interest rate scenarios. Management reviews and refines its interest rate risk management process in response to the changing economic climate. Currently, the Corporation's model projects a 200 basis point change in rates during the first year, in even monthly increments, with rates held constant in the second year. The Corporation's ALCO has established that interest income sensitivity will be considered acceptable if net interest income in the above interest rate scenario is within 10 percent of net interest income in the flat rate scenario in the first year and so that the present value of equity at risk does not exceed 15 percent when compared to the forecast. Year 2 will not carry a policy limit, due to the inaccuracies inherent with longer-term projections. Generally, year 2 is calculated and identified for review and presentation purposes only. At September 30, 2000, the Corporation's income simulation model indicates an acceptable level of interest rate risk, with no significant change from December 31, 1999.

Computation of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and duration of deposits, and should not be relied upon as indicative of actual results. Further, the computations do not contemplate any actions that ALCO could undertake in response to changes in interest rates.

II.  OTHER INFORMATION

Item 1 - Legal proceedings

The Corporation is subject to claims and lawsuits, which arise primarily in the ordinary course of business. Based upon the information currently available, it is the opinion of management that the disposition or ultimate determination of such claims will not have a material adverse impact on the consolidated financial position, results of operations, or liquidity of the Corporation. This statement represents a forward-looking statement under the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from this statement, primarily due to the uncertainties involved in legal processes.

Item 6 - Exhibits and Reports on Form 8-K

               A) Exhibits: Exhibit (27-1) - Center Bancorp, Inc. Financial Data Schedule - September 30, 2000

               B)   Reports on Form 8-K
                    There were no reports on Form 8-K filed during the three months ended September 30, 2000.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf, by the undersigned, thereunto duly authorized.

                                                   CENTER BANCORP, INC.

DATE:     November XX, 2000                        /s/ Anthony C. Weagley
                                                   ----------------------
                                                   Anthony C. Weagley, Treasurer
                                                   (Chief Financial Officer)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf, by the undersigned, thereunto duly authorized.

                                                 CENTER BANCORP, INC.

DATE:     November XX, 2000
                                                 -----------------------------
                                                 Anthony C. Weagley, Treasurer
                                                 (Chief Financial Officer)