Form 10-K
period 2000-12-31
CENTER BANCORP INC
filed 2001-03-30
CIK 712771

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549
                                    Form 10-K

(Mark One)
_X_ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31,2000.

___ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____ to ____.

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
                           Common stock, no par value
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X or No
                                       ---       ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation 5-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to the Form 10-K. X
           ---

Aggregate Market value of voting stock held by non-affiliates based on the average of Bid and Asked prices on February 28, 2001 was approximately $61.3 Million.

Shares outstanding on February 28, 2001
---------------------------------------
Common stock no par value 3,736,379 shares

                                                     Parts of Form 10-K in which
Documents Incorporated by reference                  document is incorporated
-----------------------------------                  ------------------------

Definitive proxy statement dated March 16, 2001
in connection with the 2001 Annual Stockholders
Meeting filed with the Commission pursuant to
Regulation 14A.........................................................Part III

Annual Report to Stockholders for the fiscal
year ended December 31, 2000.................................Part I and Part II

                               INDEX TO FORM 10-K

PART I

     ITEM 1  BUSINESS                                                        1

     ITEM 2  PROPERTIES                                                     11

     ITEM 3  LEGAL PROCEEDINGS                                              11

     ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS            11

     ITEM 4A EXECUTIVE OFFICERS OF THE REGISTRANT                           12

PART II

     ITEM 5  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
              RELATED  STOCKHOLDER MATTERS                                  13

     ITEM 6  SELECTED FINANCIAL DATA                                        13

     ITEM 7  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS                           13

     ITEM 7A  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
              MARKET RISK                                                   13

     ITEM 8  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                    13

     ITEM 9  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
              ACCOUNTING AND FINANCIAL DISCLOSURE                           13

PART III

     ITEM 10  DIRECTORS OF THE REGISTRANT                                   14

     ITEM 11  EXECUTIVE COMPENSATION                                        14

     ITEM 12  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
               AND MANAGEMENT                                               14

     ITEM 13  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                14

PART IV

     ITEM 14  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
               REPORTS ON FORM 8-K                                       15-16

SIGNATURES                                                                  17

                               Center Bancorp Inc.

Form 10 K

                                     Part I

Item I-Business
--------------------------------------------------------------------------------

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

   The Bank was organized in 1923 under the law of the United States of America. The Bank operates five offices in Union Township, Union County, New Jersey, one office in Summit, Union County, New Jersey, one office in Springfield Township, Union County, New Jersey, one office in Berkeley Heights, Union County, New Jersey, one office in Madison, Morris County, New Jersey and one office in Morristown, Morris County, New Jersey and currently employs 156 full time equivalent persons. The Bank is a full service commercial bank offering a complete range of individual and commercial services.

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

B) Narrative Description Of Business

   The Bank offers a broad range of lending, depository and related financial services including trust, to commercial, industrial and governmental customers. In 1999, the Bank obtained full trust powers enabling it to offer a variety of trust services to its customers. In the lending area, these services include short and medium term loans, lines of credit, letters of credit, working capital loans, real estate construction loans and mortgage loans. In the depository area, the Bank offers demand deposits, savings accounts and time deposits. In addition, the Bank offers collection services, wire transfers, night depository and lock box services.

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



   30 March 2001         Center Bancorp, Inc., Form 10-K               Page 1

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



   30 March 2001         Center Bancorp, Inc., Form 10-K               Page 2

   BIF Premiums and Recapitalization of SAIF

   The Corporation is a member of the Bank Insurance Fund ("BIF") of the FDIC. The FDIC also maintains another insurance fund, the Savings Association Insurance Fund ("SAIF"), which primarily covers savings and loan association deposits but also covers deposits that are acquired by a BIF-insured institution from a savings and loan association ("Oakar deposits"). The Corporation had approximately $68.7 million of deposits at December 31, 2000, with respect to which it pays SAIF FICO Assessments.

   The Economic Growth and Regulatory Reduction Act of 1996 (the "1996 Act") signed into law on September 30, 1996, included the Deposit Insurance Funds Act of 1996 (the "Funds Act") under which the FDIC was required to impose special assessments on SAIF-assessable deposits to recapitalize the SAIF. Under the Funds Act, the FDIC also changed assessments for SAIF and BIF deposits in a 5 to 1 ratio to pay Financing Corp. ("FICO") bonds until January 1, 2000. A FICO rate of approximately 1.29 basis points was charged on BIF deposits, and approximately 6.44 basis points was charged on SAIF deposits.

   The Gramm-Leach-Bliley Act Of 1999

   On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Act (the "Act") which, among other things, permits qualifying bank holding companies to become financial holding companies and thereby affiliate with securities firms and insurance companies and engage in other activities that are financial in nature. The Act defines "financial in nature" to include securities underwriting, dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency; merchant banking activities; and activities that the Board has determined to be closely related to banking. A qualifying national bank also may engage subject to limitations on investment, in activities that are financial in nature, other than insurance underwriting, insurance company portfolio investment, real estate development, and real estate investment, through a financial subsidiary of the bank.

   Proposed Legislation

   From time to time proposals are made in the U.S. Congress and before various bank regulatory authorities which would alter the policies of and place restrictions on different types of banking operations. It is impossible to predict the impact, if any, of potential legislative trends on the business of the Corporation and the Bank.

C) Dividend Restrictions

   Most of the revenue of the Corporation available for payment of dividends on its capital stock will result from amounts paid to the Parent Corporation by the Bank. There are a number of statutory and regulatory restrictions applicable to the payment of dividends by national banks and bank holding companies. First, the Bank must obtain the approval of the Comptroller of the Currency (the "Comptroller") if the total dividends declared by the Bank in any year will exceed the total of the Bank's net profits (as defined and interpreted by regulation) for that year and retained profits (as defined) for the preceding two years, less any required transfers to surplus. Second, the Bank cannot pay dividends except to the extent that net profits then on hand exceed statutory bad debts. Third, the authority of federal regulators to monitor the levels of capital maintained by the Corporation and the Bank (see Item 7 of this Annual Report on Form 10-K and the discussion of FDICIA above), as well as the authority of such regulators to prohibit unsafe or unsound practices, could limit the amount of dividends which the Parent Corporation and the Bank may pay. Regulatory pressures to reclassify and charge-off loans to establish additional loan loss reserves also can have the effect of reducing current operating earnings and thus impacting an institution's ability to pay dividends. Regulatory authorities have indicated that bank holding companies which are experiencing high levels of non-performing loans and loan charge-offs should review their dividend policies. Reference is also made to Note 13 of the Notes to the Corporation's Consolidated Financial Statements included in the 2000 Annual Report incorporated herein by reference.



   30 March 2001         Center Bancorp, Inc., Form 10-K               Page 3

D) Statistical Information

   (Reference is also made to Exhibit 13.1 of this Annual Report on Form 10-K)

   Information regarding interest sensitivity is incorporated by reference to pages 27 through 29 of the 2000 Annual Report to Shareholders (the 2000 Annual Report).

   Information regarding related party transactions is incorporated by reference to Note 5 of the Notes to the Corporation's Consolidated Financial Statements included in the 2000 Annual Report incorporated herein by reference.

   The market risk results and gap results noted on pages 27 through 29 of the 2000 Annual Report take into consideration repricing and maturities of assets and liabilities, but fail to consider the interest sensitivities of those asset and liability accounts. Management has prepared for its use an income simulation model to forecast future net interest income, in light of the current gap position. Management has also prepared for its use alternative scenarios to measure levels of net interest income associated with various changes in interest rates. Results have indicated that an interest rate increase of 200 basis points and a decline of 200 basis points resulted in a decrease of 3.98 percent and an increase of 9.07 percent, respectively, in future net interest income which is consistent with target levels contained in the Corporation's Asset/Liability Policy. Management cannot provide any assurances about the actual effect of changes in interest rates on the Corporation's net income.

   I. Investment Portfolio

      a) For information regarding the carrying value of the investment portfolio, see pages 41 and 42 of the 2000 Annual Report, which is incorporated herein by reference.

      b) The following table illustrates the maturity distribution and weighted average yield on a tax-equivalent basis for investment securities at December 31, 2000, on a contractual maturity basis.



                                                           Obligations of       Obligations of     Other Securities
                                                            US Treasury &          States &         Federal Reserve
                                                             Government           Political         & Federal Home
   (Dollars in Thousands)                                     Agencies           Subdivisions       Loan Bank Stock          Total
   ---------------------------------------------------------------------------------------------------------------------------------
   Due in 1 year or less
       Amortized Cost                                        $   30,578          $     1,000           $    5,990         $   37,568
       Market Value                                              30,588                1,000                6,009         $   37,597
       Weighted Average Yield                                     6.32%                6.15%                6.41%              6.33%
   Due after one year through five years
       Amortized Cost                                        $   66,441          $    14,538           $   32,624         $  113,603
       Market Value                                              66,518               14,582               33,000         $  114,100
       Weighted Average Yield                                     6.79%                6.37%                6.99%              6.81%
   Due after five years through ten years
       Amortized Cost                                        $   58,475          $     5,764           $    9,712         $   73,951
       Market Value                                              56,680                5,730                9,954         $   72,364
       Weighted Average Yield                                     7.01%                6.71%               10.60%              7.47%
   Due after ten years
       Amortized Cost                                        $   79,952          $    12,278           $    6,551         $   98,781
       Market Value                                              78,963               12,325                6,589         $   97,877
       Weighted Average Yield                                     7.08%                6.98%                9.19%              7.22%
   No Maturity
       Amortized Cost                                        $        0          $         0           $    5,799         $    5,799
       Market Value                                                   -                    -                5,799         $    5,799
       Weighted Average Yield                                     0.00%                0.00%                6.61%              6.61%
   ---------------------------------------------------------------------------------------------------------------------------------
   Total
       Amortized Cost                                        $  235,446          $    33,580           $   60,676         $  329,702
       Market Value                                             234,749               33,637               61,351         $  329,737
       Weighted Average Yield                                     6.89%                6.65%                7.59%              6.99%
   ---------------------------------------------------------------------------------------------------------------------------------



   30 March 2001         Center Bancorp, Inc., Form 10-K               Page 4

      c) Securities of a single issuer exceeding 10 percent of stockholders' equity amounted to $17.6 million with a market value of $17.8 million at December 31, 2000 and are listed in the table below:

                                                               Aggregate
   (Dollars in Thousands)   Issuer                             Book Value          Market Value
   -----------------------------------------------------------------------------------------------
                            Citi Group                            $  4,498               $  4,557
                            Goldman Sachs                            4,409                  4,501
                            California Housing Authority             3,960                  3,896
                            Bank of America                          4,762                  4,820
   -----------------------------------------------------------------------------------------------
                            Total                                 $ 17,629               $ 17,774
   -----------------------------------------------------------------------------------------------

   For other information regarding the Corporation's investment securities portfolio, see Pages 17, 18, 41 and 42 of the 2000 Annual Report.

   II.  Loan Portfolio

   The following table presents information regarding the components of the Corporation's loan portfolio on the dates indicated.


                                                         Years Ended December 31

   (Dollars in thousands)                      2000               1999              1998               1997               1996
   ------------------------------------------------------------------------------------------------------------------------------
   Commercial                                $  75,280         $  61,861         $  52,182          $  39,397          $  25,950
   Real estate- residential mortgage           117,762            99,800            91,189             88,067             85,994
   Installment  and other loans                  5,907             7,669             7,060              5,565              6,584
   ------------------------------------------------------------------------------------------------------------------------------
   Total                                       198,949           169,330           150,431            133,029            118,528
   Less:

   Unearned discount                                 -               241               332                605                698
   Allowance for loan losses                     1,655             1,423             1,326              1,269              1,293
   ------------------------------------------------------------------------------------------------------------------------------
   Net total                                 $ 197,294         $ 167,666         $ 148,773          $ 131,155          $ 116,537
   ------------------------------------------------------------------------------------------------------------------------------

   Since 1996, demand for the Bank's commercial loan, commercial real estate and real estate mortgage products improved gradually. Business development and marketing programs coupled with positive market trends supported the growth, in 1997, 1998, 1999 and 2000.

   The maturities of commercial loans at December 31, 2000 are listed below.

                                              At December 31, 2000, Maturing
                                    ----------------------------------------------------

                                                After One Year
                                    In One Year    Through        After
   (Dollars in thousands)             Or Less     Five Years    Five Years     Total
   --------------------------------------------- ------------  ------------ ------------
   Construction  loans              $     4,162  $        62   $         -  $     4,224
   Commercial real estate loans           3,119       21,959         7,528       32,606
   Commercial loans                      15,575       19,339         3,536       38,450
                                    ------------ ------------  ------------ ------------
   Total                            $    22,856  $    41,360   $    11,064  $    75,280
                                    ============ ============  ============ ============
   Loans with:
      Fixed rates                   $     1,052  $    22,910   $    10,878  $    34,840
      Variable rates                     21,804       18,450           186       40,440
                                    ------------ ------------  ------------ ------------
   Total                            $    22,856  $    41,360   $    11,064  $    75,280
                                    ============ ============  ============ ============



   30 March 2001         Center Bancorp, Inc., Form 10-K               Page 5

   Lending is one of Center Bancorp's primary business activities. The Corporation's loan portfolio consists of both retail and commercial loans, serving the diverse customer base in its market area. In 2000, average total loans comprised 37.22 percent of average interest-earning assets. The Corporation has experienced a compound growth rate in average loans since 1996 of 12.0 percent. Average loans amounted to $185.8 million in 2000 compared with $160.2 million in 1999 and $139.0 million in 1998. The composition of Center Bancorp's loan portfolio continues to change due to the local economy. Factors such as the economic climate, interest rates, real estate values and employment all contribute to these changes. Loan growth has been generated through business development efforts and entry through branching into new markets.

   Average commercial loans increased approximately $3.4 million or 10.4 percent in 2000 as compared with 1999. The Corporation seeks to create growth in commercial lending by offering customized products, competitive pricing and by capitalizing on the positive trends in its market area. Specialized products are offered to meet the financial requirements of the Corporation's clients. It is the objective of the Corporation's credit policies to diversify the commercial loan portfolio to limit concentrations in any single industry.

   The Corporation's commercial loan portfolio includes, in addition to real estate development, loans to the manufacturing, services, automobile, professional and retail trade sectors, and to specialized borrowers, including high technology businesses. A large proportion of the Corporation's commercial loans have interest rates, which reprice with changes in short-term market interest rates or mature in one year or less.

   Average mortgage loans, which amounted to $110.6 million in 2000, increased $15.3 million or 16.1 percent as compared with average mortgage loans of $95.3 million in 1999 (which reflected a 10.3 percent increase over 1998). The Corporation's long-term mortgage portfolio includes both residential and commercial financing. Growth during the past two years largely reflected brisk activity in mortgage financing. Although a portion of the Corporation's commercial mortgages adjust to changes in the prime rate, as well as indices tied to 5 year Treasury Notes, and the Federal Home Loan Bank of New York 5-year advance rate, most of these loans and residential mortgage loans have fixed interest rates.

   Residential loans increased steadily in 1996 and in 1997; the increase was attributable to the Lehigh acquisition. During 1998 growth increased as rates stabilized with similar trends experienced during 1999. During 1999 and 2000 growth was affected by refinancing activity, competition among lenders and rising interest rates during the second half of 2000.

   Average construction loans and other temporary mortgage financing increased from 1999 to 2000 by $3.9 million to $4.2 million. Such loans decreased by $397,000 from 1998 to 1999. The change in construction and other temporary mortgage lending has been generated by the market activity of the Corporation's customers engaging in residential and commercial development throughout New Jersey. Interest rates on such mortgages are generally tied to key short-term market interest rates. Funds are typically advanced to the builder or developer during various stages of construction and upon completion of the project it is contemplated that the loans will be repaid by cash flows derived from the ongoing project.

   Loans to individuals include personal loans, student loans, and home improvement loans, as well as financing for automobiles and other vehicles. Such loans averaged $5.9 million in 2000, as compared with $7.7 million in 1999 and $7.0 million in 1998. The decrease in loans to individuals, during 2000, was due to decreases in personal loans, and declines in automobile loans.

   Home equity loans, which the Corporation has been actively promoting since 1994, as well as traditional secondary mortgage loans, have become popular with consumers due to their tax advantages over other forms of consumer borrowing. Home equity loans and secondary mortgages averaged $35.2 million in 2000, an increase of $8.0 million or 29.4 percent as compared with average home equity loans of $27.2 million in 1999. Interest rates on floating rate home equity loans are generally tied to the prime rate while most other loans to individuals, including fixed rate home equity loans, are medium-term (ranging between one-to-five years) and carry fixed interest rates.



   30 March 2001         Center Bancorp, Inc., Form 10-K               Page 6

   At December 31,2000, the Corporation had total lending commitments outstanding of $28.3 million, of which approximately 43.8 percent were for commercial loans, commercial real estate and construction loans.

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
     Commercial, Multifamily*
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



   30 March 2001         Center Bancorp, Inc., Form 10-K               Page 7

   Collateral margin guidelines are based on cost, market or other appraised value to maintain a reasonable amount of collateral protection in relation to the inherent risk in the loan. This does not mitigate the fundamental analysis of cash flow from the conversion of assets in the normal course of business or from operations to repay the loan. It is merely designed to provide a cushion to minimize the risk of loss if the ultimate collection of the loan becomes dependent on the liquidation of security pledged.

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

   Weakening credits are monitored through a loan review process, which requires that, on a regular basis, a classified loan report is prepared. Classified loans are categorized into one of several categories depending upon the condition of the borrower and the strength of the underlying collateral. "Other assets especially mentioned" is an early warning signal consisting of loans with only modest deficiencies in documentation or with potentially weakening credit features.

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

   Non-performing and Past Due Loans, OREO. Non-performing loans include non-accrual loans and troubled debt restructuring. Non-accrual loans represent loans on which interest accruals have been suspended. It is the Corporation's general policy to consider the charge-off of loans when they become contractually past due ninety days or more as to interest or principal payments or when other internal or external factors indicate that collection of principal or interest is doubtful. Troubled debt restructurings represent loans on which a concession was granted to a borrower, such as a reduction in interest rate which is lower than the current market rate for new debt with similar risks. At December 31, 2000, other real estate owned (OREO) consisted of a two family residential property with a carrying value of $49,000, while at December 31, 1999 OREO consisted of closed branch facility with a carrying value of approximately $73,000.



   30 March 2001         Center Bancorp, Inc., Form 10-K               Page 8

   Loans accounted for on a non-accrual basis at December 31, 2000, 1999, 1998, 1997 and 1996 are as follows:

    (Dollars in thousands)                                                2000      1999     1998     1997     1996
   -----------------------------------------------------------------------------------------------------------------
   Mortgage Real Estate                                                   $246      $269     $ 38     $ 27     $298
   Installment                                                            $  0      $ 23     $  3     $  0     $  0
   -----------------------------------------------------------------------------------------------------------------
   Total non-accrual loans                                                $246      $292     $ 41     $ 27     $298
   -----------------------------------------------------------------------------------------------------------------

   Accruing loans which are contractually past due 90 days or more as to principal or interest payments are as follows:

                                                                                     December 31
                                                                                     -----------

    (Dollars in thousands)                                                2000      1999     1998     1997     1996
   -----------------------------------------------------------------------------------------------------------------
   Commercial                                                             $  0      $  0     $  0     $  0     $ 11
   Installment                                                               2         0       24       73      110
   -----------------------------------------------------------------------------------------------------------------
   Total                                                                  $  2      $  0     $ 24     $ 73     $121
   -----------------------------------------------------------------------------------------------------------------


   There were no loans, which are "troubled debt restructurings" as of the last day of each of the last five years.

   In general, it is the policy of management to consider the charge-off of loans at the point that they become past due in excess of 90 days, with the exception of loans that are secured by cash or marketable securities or mortgage loans, which are in the process of foreclosure.

   There were no other known "potential problem loans" (as defined by SEC regulations) as of December 31, 2000 that have not been identified and classified. Such loans, consisting of other assets especially mentioned and substandard loans, amounted to $321,000 and $1,461,000, respectively, at December 31, 2000. At December 31, 1999 these loans amounted to $2,576,534 and $519,021 respectively. The Corporation has no foreign loans.

   As of December 31, 2000, $8.6 million of the commercial loan portfolio or
   22.3 percent of $38.5 million, represented outstanding working capital loans to various real estate developers. All but $4.4 million of these loans are secured by mortgages on land and on buildings under construction.

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

                                   Commercial               Real Estate Mortgage            Installment         Unallocated
                                   ----------               --------------------            -----------         -----------
                                            Loans to                    Loans to                   Loans to
                               Amount      Total Loans     Amount     Total Loans      Amount     Total Loans        Amount
(Dollars in thousands)                                                     %                           %
-----------------------------------------------------------------------------------------------------------------------------
          2000                   $894          37.8         $530           59.2         $191           3.0            $ 40
          1999                   $718          36.6         $492           58.9         $155           4.5            $ 58
          1998                   $553          34.7         $330           60.6         $ 66           4.7            $377
          1997                   $498          29.6         $262           66.2         $ 56           4.2            $453
          1996                   $415          21.9         $220           66.1         $ 62          12.0            $596



   30 March 2001         Center Bancorp, Inc., Form 10-K               Page 9

   Information regarding charge-offs and recoveries is incorporated by reference to page 22 of the 2000 Annual Report.

   IV. Deposits

   Information regarding average amounts/rates of deposits is incorporated by reference to pages 30 and 33 of the 2000 Annual Report. Information regarding the amount of certificates of deposit of $100,000 or more is presented on pages 30 and 34 of the 2000 Annual Report.

   V. Return on Equity and Assets

   Information regarding the return on average assets, return on average equity, the equity to assets ratio and dividend payout ratio is incorporated by reference to pages 1 and 15 of the 2000 Annual Report. Return on average assets was 0.94 percent, 0.92 percent and 0.88 percent for the years ended December 31, 2000, 1999, and 1998, respectively. The dividend payout ratio was 45.3 percent, 47.8 percent, and 48.5 percent for the years ended December 31, 2000, 1999, and 1998, respectively. Return on tangible average shareholders equity was 14.4 percent in 2000, compared with 13.5 percent in 1999, compared with 12.9 percent for 1998.

   VI. Short-term Borrowings

   Information regarding the amount outstanding of short-term borrowings is incorporated by reference to page 30 of the 2000 Annual Report.



   30 March 2001         Center Bancorp, Inc., Form 10-K               Page 10

ITEM 2-Properties
--------------------------------------------------------------------------------

   The Bank's operations are located at five sites in Union Township, one in Springfield Township, one in Berkeley Heights, one in Vauxhall and one in Summit, Union County, New Jersey. The Bank also has one site in Madison, and one site in Morristown, Morris County, New Jersey. The principal office is located at 2455 Morris Avenue, Union, Union County, New Jersey. The principal office is a two story building constructed in 1993. The Bank completed the purchase of property located at 214 South Street, Morristown, NJ 07960 in 2000. A full service branch facility will be constructed in 2001 on the site.

   The Bank owns five of the locations and the Bank leases six of the locations. The lease of the Five Points Branch located at 356 Chestnut Street, Union, New Jersey expires November 30, 2002 and is subject to renewal at the Bank's option. The lease of the Career Center Branch located in Union High School expires December 31, 2002 and is also subject to renewal at the Bank's option and the lease of the Madison office located at 300 Main Street, Madison, New Jersey expires June 6, 2005 and is subject to renewal at the Bank's option. The lease of the Millburn Mall Branch located at 2933 Vauxhall Road, Vauxhall, New Jersey expires February 01, 2003 and is subject to renewal at the Bank's option and the lease of the Morristown office located at 86 South Street, Suite 2A, Morristown, New Jersey expires February 28, 2003 and is subject to renewal at the Bank's option. The lease of the Summit branch located 392 Springfield Avenue, Summit, New Jersey expires March 31, 2009 and is subject to renewal at the Bank's option. (See page 58 of the 2000 Annual Report for a complete listing of all branches and locations. The Drive In/Walk Up located at 2022 Stowe Street, Union, New Jersey is adjacent to a part of the Main Office facility.) The Bank has one off-site ATM at Union Hospital, 100 Galloping Hill Road, Union, New Jersey.

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

ITEM 4-Submission of Matters to a Vote of Security Holders
--------------------------------------------------------------------------------

   The Corporation had no matter submitted to a vote of security holders during the fourth quarter of 2000.



   30 March 2001         Center Bancorp, Inc., Form 10-K               Page 11

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

   Name and Age            Officer Since                  Business Experience
   ---------------------------------------------------------------------------------------------------------

   John J. Davis           1982 the Parent Corporation    President & Chief Executive Officer
   Age - 58                1977 the Bank                  of the Parent Corporation and the Bank

   Anthony C. Weagley      1996 the Parent Corporation    Vice President & Treasurer of the Parent Corporation
   Age - 39                1995 the Bank                  Senior Vice President & Cashier (1996-Present),
                                                          Vice President & Cashier (1991 - 1996) and
                                                          Assistant Vice President prior years of the Bank

   Donald Bennetti         1996 the Parent Corporation:   Vice President of the Parent Corporation
   Age - 57                1990 the Bank                  Senior Vice President (1997-Present)
                                                          Vice President (1993-1997)
                                                          Assistant Vice President (1992-1993) and
                                                          Assistant Cashier (1990-1992) of the Bank

   John F. McGowan         1998 the Parent Corporation    Vice President of the Parent Corporation
   Age -54                 1996 the Bank                  Senior Vice President (1998-Present) and
                                                          Vice President (1996-1998) of  the Bank

   Lori A. Wunder          1998 the Parent Corporation    Vice President of the Parent Corporation
   Age - 37                1995 the Bank                  Senior Vice President  (1998-Present)
                                                          Vice President (1997-1998)
                                                          Assistant Vice President (1996-1997) and
                                                          Assistant Cashier (1995-1996) of the Bank

   Julie D'Aloia           1999 the Parent Corporation    Vice President & Secretary (2001)
   Age - 39                                               Corporate Secretary (1998-2000)
                           1998 the Bank                  Senior Vice President & Secretary (2001)
                                                          Assistant-to-The-President & Corporate Secretary
                                                          (1998-2000)

   William A. Arnold       2000 the Parent Corporation    Vice President of the Parent Corporation
   Age - 49                2000 the Bank                  Senior Vice President & Senior Loan Officer
                           Metropolitan State Bank        (2000-Present)
                                                          Executive Vice President & Senior Lending
                                                          Officer (1994-April 2000)



   30 March 2001         Center Bancorp, Inc., Form 10-K               Page 12

                                    Part II

ITEM 5-Market Information For the Registrant's Stock and Related
Stockholder Matters
--------------------------------------------------------------------------------

   The information required by Item 5 of Form 10-K appears on pages 31 and 32 of the 2000 Annual Report and is incorporated herein by reference. As of December 31, 2000 there were 581 holders of record of the Parent Corporation's Common Stock.

ITEM 6-Selected Financial Data
--------------------------------------------------------------------------------

   The information required by Item 6 of Form 10-K appears on pages 1 and 15 of the 2000 Annual Report and is incorporated herein by reference.

ITEM 7-Management's Discussion And Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------

   The information required by Item 7 of Form 10-K appears on pages 16 through 33 of the 2000 Annual Report and is incorporated herein by reference.

ITEM 7A-Quantitative and Qualitative Disclosures About Market Risk
--------------------------------------------------------------------------------

   The information required by Item 7A of Form 10-K appears on page 4 under the title Statistical Information in for 10-K and on pages 27 through 29 of the 2000 Annual Report and is incorporated herein by reference.

ITEM 8-Financial Statements and Supplementary Data
--------------------------------------------------------------------------------

   The information required by Item 8 of Form 10-K appears on pages 34 through 55 of the 2000 Annual Report and is incorporated herein by reference.

ITEM 9-Changes In and Disagreements With Accountants on
Accounting and Financial Disclosures
--------------------------------------------------------------------------------

   None



   30 March 2001         Center Bancorp, Inc., Form 10-K               Page 13

Part III

ITEM 10-Directors of the Registrant
--------------------------------------------------------------------------------

   The Corporation responds to this item by incorporating herein by reference the material responsive to such item in the Corporation's definitive proxy statement for its 2001 Annual Meeting of Stockholders.

ITEM 11-Executive Compensation
--------------------------------------------------------------------------------

   The Corporation responds to this item by incorporating herein by reference the material responsive to such item in the Corporation's definitive proxy statement for its 2001 Annual Meeting of Stockholders.

ITEM 12-Security Ownership of Certain Beneficial Owners and Management
--------------------------------------------------------------------------------

   The Corporation responds to this item by incorporating herein by reference the material responsive to such item in the Corporation's definitive proxy statement for its 2001 Annual Meeting of Stockholders.

ITEM 13-Certain Relationships and Related Transactions
--------------------------------------------------------------------------------

   The Corporation responds to this item by incorporating herein by reference the material responsive to such item in the Corporation's definitive proxy statement for its 2001 Annual Meeting of Stockholders.




   30 March 2001         Center Bancorp, Inc., Form 10-K               Page 14

                                    Part IV

ITEM 14-Exhibits, Financial Statement Schedules, and
Reports on Form 8-K
--------------------------------------------------------------------------------

                                                                           Pages in Annual Report

   Consolidated Statements of Condition at December 31, 2000, and 1999                            34

   Consolidated Statements of Income for the years ended
     December 31, 2000, 1999 and 1998                                                             35

   Consolidated Statements of Changes in Stockholders' Equity for the years ended
   December 31, 2000, 1999 and 1998                                                               36

   Consolidated Statements of Cash Flows for the years ended
   December 31, 2000, 1999 and 1998                                                               37

   Notes to Consolidated Financial Statements                                                  38-54

   Independent Auditors' Report                                                                   55

   A2. Financial Statement Schedules

   All Schedules have been omitted as inapplicable, or not required, or because the required information is included in the Consolidated Financial Statements or the notes thereto.

   A3. Exhibits

        3.1 Certificate of Incorporation of the Registrant is incorporated by reference to exhibit 3.1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998.

        3.2 By-Laws of the Registrant is incorporated by reference to exhibit
        3.2 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998.

        10.1 Employment agreement between the Registrant and Donald Bennetti, dated January 1, 1996, is incorporated by reference to exhibit 10.1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995.

        10.2 Employment agreement between the Registrant and John J. Davis is incorporated by reference to exhibit 10.2 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995

        10.3 The Registrant's Employee Stock Option Plan is incorporated by reference to exhibit 10.3 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993

        10.4 The Registrant's Outside Director Stock Option Plan is incorporated by reference to exhibit 10.4 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993

        10.5 Supplemental Executive Retirement Plans ("SERPS") are incorporated by reference to exhibit 10.5 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994

        10.6 Executive Split Dollar Life Insurance Plan is incorporated by reference to exhibit 10.5 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994

        10.7 Employment agreement between the Registrant and Anthony C. Weagley, dated as of January 1, 1996 is incorporated by reference to exhibit 10.7 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995




   30 March 2001         Center Bancorp, Inc., Form 10-K               Page 15

        10.10 Directors' Retirement Plan is incorporated by reference to exhibit
        10.10 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998.

        10.11 Center Bancorp, Inc. 1999 Stock Incentive Plan is incorporated by references to exhibit 10.11 to the Registrant's Annual Report on form 10-K for the year ended December 31, 1999.

        11.1 Statement regarding computation of per share earnings is omitted because the computation can be clearly determined from the material incorporated by reference in this Report.

        13.1 Registrant's Annual Report to Shareholders for the year ended December 31, 2000 (parts not incorporated by reference are furnished for information purposes only and are not to be deemed to be filed herewith.)

        21.1 Subsidiaries of the Registrant

        23.1 Consent of KPMG LLP

        27.1 Financial Data Schedule

   B. Reports on Form 8-K

   There were no reports on Form 8-K filed by the Registrant during the fourth quarter of 2000.





   30 March 2001         Center Bancorp, Inc., Form 10-K               Page 16

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Center Bancorp Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              CENTER BANCORP INC.

                                              /s/ JOHN J. DAVIS
                                              ---------------------------------
                                              John J. Davis
                                              President and Chief Executive
                                              Officer

Dated March 30, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, in the capacities described below and on the date indicated above:

/s/ CHARLES P. WOODWARD                       /s/ HUGO BARTH, III
---------------------------------             ---------------------------------
Charles P. Woodward,                          Hugo Barth, III
Director and Chairman of the Board            Director



/s/ ROBERT L. BISCHOFF                        /s/ ALEXANDER BOL
---------------------------------             ---------------------------------
Robert L. Bischoff                            Alexander Bol
Director                                      Director



/s/ BRENDA CURTIS                             /s/ DONALD G. KEIN
---------------------------------             ---------------------------------
Brenda Curtis                                 Donald G. Kein
Director                                      Director



/s/ JOHN J. DAVIS                             /s/ HERBERT SCHILLER
---------------------------------             ---------------------------------
John J. Davis                                 Herbert Schiller
President and Chief Executive                 Director
Officer and Director


/s/ PAUL LOMAKIN, JR.                         /s/ NORMAN F. SCHROEDER
---------------------------------             ---------------------------------
Paul Lomakin, Jr.                             Norman F. Schroeder
Director                                      Director


/s/ WILLIAM THOMPSON                          /s/ ANTHONY C. WEAGLEY
---------------------------------             ---------------------------------
William Thompson                              Anthony C. Weagley
Director                                      Vice President & Treasurer (Chief
                                              Accounting and Financial Officer)

/s/ JAMES J. KENNEDY
---------------------------------
James J. Kennedy
Director






   30 March 2001         Center Bancorp, Inc., Form 10-K               Page 17