Form 10-Q
period 2001-03-31
CENTER BANCORP INC
filed 2001-05-15
CIK 712771

SECURITIES & EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                  (Mark One)

         |X| QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
             EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2001
             OR

         |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
             SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________TO___________

         Commission file number 2-81353

                              CENTER BANCORP, INC.
---------------------------------------------------------------------
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

                  Yes|X|                             No|_|

         Shares outstanding on  April 30,, 2001
         Common stock, no par value: 3,744,357 shares


31-March-01             Center Bancorp, Inc.  Form 10-Q                       1

                              CENTER BANCORP, INC.


INDEX TO FORM 10-Q


PART I.  FINANCIAL INFORMATION                                                                   Page

         Item 1.           Financial Statements
                           Consolidated Statements of Condition
                           at March 31, 2001 (Unaudited) and December 31, 2000                   3

                           Consolidated Statements of Income for the
                           three -months Ended March 31, 2001 and 2000                           4
                           (Unaudited)

                           Consolidated Statements of Cash Flows for the
                           three-months Ended March 31, 2001 and 2000                            5
                           (Unaudited)

Notes to the Consolidated Financial Statements                                                   6-8

         Item 2.           Management's Discussion and Analysis of
                           Financial Condition and Results of Operations                         8-18

         Item 3.           Qualitative and Quantitative Disclosures about                        19
                           Market Risks



PART II.                   OTHER INFORMATION

         Item 1.           Legal Proceedings                                                     19


         Item 4.           Submission of Matters to Vote
                           of Security Holders                                                   19-20

         Item 6.           Exhibits                                                              20

                           Signature                                                             21

31-March-01             Center Bancorp, Inc.  Form 10-Q                       2

Consolidated Statements of Condition                                         March 31,            December 31,
  (Dollars in thousands)                                                       2001                   2000
----------------------------------------------------------------------------------------------------------------------------
                                                                            (unaudited)

Assets:
Cash and due from banks                                                     $  21,843             $  22,274
Federal funds sold                                                             25,400                     -
----------------------------------------------------------------------------------------------------------------------------
   Total cash and cash equivalents                                             47,243                22,274

Investment securities held to maturity (approximate
   market value of $163,671 in 2001 and $173,224 in 2000)                     162,465               173,754
Investment securities available-for-sale                                      157,399               156,513
----------------------------------------------------------------------------------------------------------------------------
Total investment securities                                                   319,864               330,267
----------------------------------------------------------------------------------------------------------------------------

Loans, net of unearned income                                                 203,144               198,949
Less - Allowance for loan losses                                                1,707                 1,655
----------------------------------------------------------------------------------------------------------------------------
Net loans                                                                     201,437               197,294
----------------------------------------------------------------------------------------------------------------------------
Premises and equipment, net                                                     9,938                10,045
Accrued interest receivable                                                     5,226                 5,839
Other assets                                                                    1,611                 1,420
Goodwill                                                                        2,333                 2,414
----------------------------------------------------------------------------------------------------------------------------
Total assets                                                                  587,652               569,553
----------------------------------------------------------------------------------------------------------------------------
Liabilities
Deposits:
Non-interest bearing                                                        $  95,427             $  93,231
Interest bearing:
Certificates of deposit $100,000 and over                                      56,099                58,231
Savings and  time deposits                                                    292,656               273,834
----------------------------------------------------------------------------------------------------------------------------
Total deposits                                                                444,182               425,296
Federal funds purchased and securities sold under
   agreements to repurchase                                                    36,914                51,262
Federal Home Loan Bank advances                                                60,000                50,000
Accounts payable and accrued liabilities                                        5,436                 3,813
----------------------------------------------------------------------------------------------------------------------------
Total Liabilities                                                             546,532               530,371
----------------------------------------------------------------------------------------------------------------------------

Stockholders' equity:
Common stock, no par value:
Authorized 20,000,000 shares; issued  4,273,299 and
   4,270,020 shares in 2000 and 2001, respectively                             11,072                11,015
Additional paid in capital                                                      4,104                 4,049
Retained earnings                                                              29,103                28,308

Treasury stock at cost (528,988 and 544,491 shares in 2001
    and 2000, respectively)                                                    (4,347)               (4,474)
Restricted stock                                                                  (56)                  (56)
Accumulated other comprehensive income                                          1,244                   340
----------------------------------------------------------------------------------------------------------------------------
Total stockholders' equity                                                     41,120                39,182
----------------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                                  $ 587,652             $ 569,553
----------------------------------------------------------------------------------------------------------------------------

See Accompanying Notes To Consolidated Financial Statements.

31-March-01             Center Bancorp, Inc.  Form 10-Q                       3

Center Bancorp, Inc
Consolidated Statements of Income
(unaudited)

                                                                     Three Months Ended
(Dollars in thousands)                                                    March 31,
-------------------------------------------------------------------------------------------
                                                                      2001           2000
Interest income:                                                 $    3,802     $    3,301
Interest and fees on loans
Interest and dividends on investment securities:
Taxable interest income                                               5,553          4,682
Nontaxable interest income                                              116            232
Interest on Federal funds sold and securities
purchased under agreement to resell                                     166             59
-------------------------------------------------------------------------------------------
     Total interest income                                       $    9,637     $    8,274
-------------------------------------------------------------------------------------------

Interest expense:
Interest on certificates of deposit $100,000 or more                    678            715
Interest  on savings and time deposits                                2,507          1,884
Interest on borrowings                                                1,203            927
-------------------------------------------------------------------------------------------
     Total interest expense                                           4,388          3,526
-------------------------------------------------------------------------------------------
     Net interest income                                              5,249          4,748
-------------------------------------------------------------------------------------------
Provision for loan losses                                                75             51
-------------------------------------------------------------------------------------------
Net interest income after provision for loan losses                   5,174          4,697
-------------------------------------------------------------------------------------------
Other income:
  Service charges, commissions and fees                                 387            255
  Other income                                                          109             85
 Gain (Loss) on  securities sold                                         28            (55)
-------------------------------------------------------------------------------------------
     Total other income                                          $      524     $      285
-------------------------------------------------------------------------------------------
Other expense:
  Salaries and employee benefits                                      1,870          1,683
  Occupancy expense, net                                                434            357
  Premises and equipment expense                                        336            344
  Stationery and printing expense                                        93             93
  Marketing and advertising                                             126            121
  Other expenses                                                        793            627
-------------------------------------------------------------------------------------------
     Total other expense                                         $    3,652          3,225
-------------------------------------------------------------------------------------------
     Income before income tax expense                                 2,046          1,757
     Income tax expense                                                 691            561
-------------------------------------------------------------------------------------------
     Net income                                                  $    1,355     $    1,196
-------------------------------------------------------------------------------------------

Earnings per share
Basic                                                            $     0.35     $     0.30
Diluted                                                          $     0.34     $     0.30
-------------------------------------------------------------------------------------------
Average weighted common shares outstanding
Basic                                                             3,920,797      3,991,678
Diluted                                                           3,952,806      4,011,386
-------------------------------------------------------------------------------------------

All share and par share amounts have been adjusted to reflect the 5% stock dividend declared April 17, 2001 and payable June 1, 2001 to stock holders of record May 18,2001.

See Accompanying Notes To Consolidated Financial Statements

31-March-01             Center Bancorp, Inc.  Form 10-Q                       4

Center Bancorp, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

                                                                                   Three Months Ended
                                                                                       March 31,
(Dollars in thousands)                                                          2001             2000
-----------------------------------------------------------------            ----------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                 $  1,355          $   1,196
  Adjustments to reconcile net income to net cash
     provided by operating activities:
  Depreciation and amortization                                                   377                371
  Provision for loan losses                                                        75                 51
  (Gain) Loss on sale of investment securities available-for-sale                 (28)                55
  Proceeds from sale of other real estate owned                                    45                  -
  Decrease (Increase) in accrued interest receivable                              613               (234)
  Loss on sale of other real estate owned                                           4                  -
  Increase in other assets                                                       (240)              (646)
  Increase in other liabilities                                                 1,623                846
  Amortization of premium and accretion of
     discount on investment securities, net                                       (42)               (11)
---------------------------------------------------------------------------------------------------------
     Net cash provided by operating activities                                  3,782              1,628
---------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from maturities, calls & paydowns of securities
     available-for-sale                                                      $ 15,615              2,892
  Proceeds from redemption of FHLB stock                                            -              4,803
  Proceeds from maturities of securities held-to-maturity                      25,653              3,425
  Proceeds from sales of investment securities available-for-sale               8,461             11,232
  Purchase of securities available-for-sale                                   (24,004)            (9,123)
  Purchase of securities held-to-maturity                                     (14,348)           (15,433)
  Net increase in loans                                                        (4,218)            (8,928)
  Property and equipment expenditures, net                                       (189)              (145)
---------------------------------------------------------------------------------------------------------
 Net cash provided by (used in) investing activities                            6,970            (11,277)
---------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in deposits                                                     18,886             16,598
  Dividends paid                                                                 (560)              (569)
  Proceeds from issuance of common stock                                          239                255
  Net decrease in borrowings                                                   (4,348)            (8,837)
---------------------------------------------------------------------------------------------------------
  Net cash provided by financing activities                                    14,217              7,447
---------------------------------------------------------------------------------------------------------
  Net increase (decrease) in cash and cash equivalents                         24,969             (2,202)
---------------------------------------------------------------------------------------------------------
Cash and cash equivalents at beginning of period                               22,274             18,675
---------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                   $ 47,243          $  16,473
---------------------------------------------------------------------------------------------------------
Supplemental disclosures of cash flow information:
  Interest paid on deposits and short-term borrowings:                       $  4,229          $   3,316
  Income taxes                                                               $    676          $     561
  Transfer of investment securities held to maturity to investment
    securities available-for-sale                                            $      -          $  25,358

See Accompanying Notes to Consolidated Financial Statements.

31-March-01             Center Bancorp, Inc.  Form 10-Q                       5

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


Basis of Financial Statement Presentation

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America.. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, as of the date of the statement of condition, and revenues and expenses for the applicable period. Actual results could differ significantly from those estimates.

In the opinion of Management, all adjustments necessary for a fair presentation of the Corporation's financial position and results of operations for the interim periods have been made. Such adjustments are of a normal recurring nature. Results for the period ended March 31, 2001 are not necessarily indicative of results for any other interim period or for the entire fiscal year. Reference is made to the Corporation's Annual Report on Form 10-K for the year ended December 31, 2000 for information regarding accounting principles.

Note 2
Recent Accounting Pronouncements

SFAS No. 140

In September 2000, the FASB issued SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (A Replacement of FASB Statement 125)." SFAS No. 140 supercedes and replaces the guidance in SFAS No. 125 and, accordingly, provides guidance on the following topics: securitization transactions involving financial assets; sales of financial assets such as receivables, loans and securities; factoring transactions: wash sales; servicing assets and liabilities; collateralized borrowing arrangements; securities lending transactions; repurchase agreements; loan participations, and extinguishment of liabilities. While most of the provisions of SFAS No. 140 were effective for transactions entered into after March 31, 2001. Companies with fiscal year ends that hold beneficial interests from previous securitizations were required to make additional disclosures in their December 31, 2000 financial statements. The initial adoption of SFAS No. 140 did not have a material impact on the financial statements of the Corporation.

31-March-01             Center Bancorp, Inc.  Form 10-Q                       6

NOTE 3
The following table outlines the Corporation's comprehensive income for the three months ended March 31, 2001 and 2000.

                                                                                              Three Months
                                                                                            Ended March 31,
Comprehensive Income                                                                       2001           2000
---------------------------------------------------------------------------------------------------------------
(Dollars in thousands)
Net Income                                                                                $ 1,355       $ 1,196
Other comprehensive income
  Unrealized holding gains (losses) arising
    during the period, net of taxes                                                       $   922       $  (191)
  Less reclassification of adjustment for(gains)
  losses icluded in net income (net of tax benefit)                                       $   (18)      $    36
---------------------------------------------------------------------------------------------------------------
Other total comprehensive income (loss)                                                   $   904       $  (155)
---------------------------------------------------------------------------------------------------------------
Total comprehensive income                                                                $ 2,259       $ 1,041
===============================================================================================================

NOTE 4
The following is a reconciliation of the calculation of basic and diluted earnings per share.


                                                     Three Months
                                                    Ended March 31,
                                                 --------------------
(In thousands, except per share data)               2001         2000
-------------------------------------------------------------------------


Net Income                                         $ 1,355      $ 1,196
Weighted Average Shares                              3,921        3,992
Effect of Dilutive Stock Options                        32           19
-----------------------------------------------------------------------
Total Weighted Average Dilutive Shares               3,953        4,011
-----------------------------------------------------------------------
Basic Earnings per Share                           $  0.35      $  0.30
-----------------------------------------------------------------------
Diluted Earnings per share                         $  0.34      $  0.30
=======================================================================

Share and per share amounts have been restated to reflect the 5% stock dividend declared April 17, 2001 and payable June 1, 2001 to stockholders of record May 18, 2001.

31-March-01             Center Bancorp, Inc.  Form 10-Q                       7

            Management's Discussion & Analysis of Financial Condition
                            and Results of Operations



Net income for the three-months ended March 31, 2001 amounted to $1,355,000 as compared to $1,196,000 earned for the comparable three-month period ended March 31, 2000. On a per diluted share basis, earnings increased to $.35 per share as compared with $.30 per share for the three-months ended March 31, 2000. All per share amounts have been restated to reflect the 5% stock dividend declared April 17, 2001, payable June 1, 2001. The annualized return on average assets remained consistent at 0.94 percent compared with the comparable three-month period in 2000. The annualized return on average stockholders' equity was 13.4 percent for the three-month period ended March 31, 2001 as compared to 12.6 percent for the three-months ended March 31, 2000. Earnings performance for the first quarter of 2001 primarily reflects a higher level of net interest income and increased non-interest income, offsetting increased non-interest expense and income tax expense.

Net interest income is the difference between the interest earned on the portfolio of earning-assets (principally loans and investments) and the interest paid for deposits and borrowings, which support these assets. Net interest income is presented below first in accordance with the Corporation's consolidated financial statements and then on a fully tax-equivalent basis by adjusting tax-exempt income (primarily interest earned on various obligations of state and political subdivisions) by the amount of income tax, which would have been paid, had the assets been invested in taxable issues.

Net Interest Income
--------------------------------------------------------------------------
(Dollars in thousands)                     Three Months Ended
                                           ------------------
                                              March 31,
                                              ---------             Percent
                                              2001       2000       Change
                                        ----------------------
Interest income:
  Investments                              $ 5,669    $ 4,914       15.36%
  Loans, including fees                      3,802      3,301       15.18%
  Federal funds sold and securities
    sold under agreements to resell            166         59      181.36%
                                        ----------- ----------
       Total interest income                 9,637      8,274       16.47%
--------------------------------------------------------------------------
Interest expense:
  Certificates $100,000 or more                678        715       -5.17%
  Savings and Time Deposits                  2,507      1,884       33.07%
  FHLB advances and other
    borrowings                               1,203        927       29.77%
                                        ----------- ----------
       Total interest income                 4,388      3,526       24.45%
--------------------------------------------------------------------------
  Net interest income*                       5,249      4,748       10.55%
--------------------------------------------------------------------------
Tax-equivalent adjustment                       60        120      -50.00%
Net interest income on a fully
  tax-equivalent basis                     $ 5,309    $ 4,868        9.06%
--------------------------------------------------------------------------

*Before the provision for loan losses. NOTE: The tax-equivalent adjustment was computed based on an assumed statutory subdivisions.

Net interest income on a fully tax-equivalent basis increased $441,000 or 9.06 percent to approximately $5.3 million for the three-months ended March 31, 2001, from $4.9 million for the comparable period in 2000. For the three-months ended March 31, 2001, the net interest margin decreased to 3.99 percent from 4.16 percent due primarily to an increase in the cost of funds. For the three-months ended March 31, 2001, an increase in the average yield on interest earning assets of 11 basis points was offset by a decrease in the average cost of interest-bearing liabilities of 30 basis points, resulting in the decrease in the net interest margin, and the resulting decrease in the net interest spread and the resulting decrease in net interest margin.

31-March-01             Center Bancorp, Inc.  Form 10-Q                       8

The decrease in the net interest spread was primarily a result of the increased cost of interest-bearing liabilities and the Corporation's inability to fund a greater portion of its earning-assets through increases in core deposits, versus higher cost promotional deposits and short term borrowings. Average interest earning-assets increased by $65.7 million, from the comparable three-month period in 2000. The net increase in average interest-bearing liabilities was $58.6 million over the comparable three-month period in 2000. The 2001 first quarter changes in average interest earning-asset volumes resulted primarily from increased volumes of loans and taxable investment securities, funded primarily by deposits and increased borrowings.

For the three-month period ended March 31, 2001 interest income on a fully tax-equivalent basis increased by $1.3 million or 15.5 percent from the comparable three-month period in 2000. The primary factor contributing to the increase was the previously cited increase in average earning-assets. The Corporation's loan portfolio increased on average $26.8 million to $199.8 million from $173.0 million in the same quarter in 2000, primarily driven by growth in commercial loans, commercial and residential mortgages and home equity loans. This growth was funded primarily through an increase in deposits and borrowings.

The loan portfolio (traditionally the Corporations highest yielding earning-asset) represented, on average, approximately 37.0 percent of the Corporation's interest earning-assets for the three-months ended March 31, 2001 as compared with 36.5 percent for the comparable period in 2000.

Average investment volume for the three-months ended March 31, 2001 increased $30.6 million to $327.9 million compared to $297.3 million for the three months of 2000. The growth in investments was in taxable securities, which increased $40.9 million. Nontaxable securities decreased $10.3 million as compared with the comparable period in 2000.

Interest expense for the three-months ended March 31, 2001, increased $862,000 or 24.5 percent from the comparable three-month period ended March 31, 2000, as a result of an increase in interest rates and higher amounts of higher cost borrowings and promotional deposits. The amount of the increase attributable to volume factors was $425,000 while $437,000 was attributable to increased rates brought about by the flattening of the yield curve.

For the three-months ended March 31, 2001, the Corporation's net interest spread on a tax-equivalent basis decreased to 3.23 percent from 3.42 percent for the three-months ended March 31, 2000. This decrease reflected a contraction of spreads between yields earned on loans and investments and rates paid for supporting funds. Net interest margins contracted due in part to pressure from falling interest rates. The Federal Reserve lowered the Federal Funds rate three times during the first quarter of 2001,as compared to the first quarter of 2000 when the Federal Reserve raised interest rates three-times. Although there was a- favorable change in the mix of interest earning-assets, primarily increased loan volumes, and the yield on interest-earning-assets rose to 7.28 percent from
7.17 percent; this was offset by higher rates paid for interest-bearing liabilities coupled with a change in the mix of interest-bearing liabilities to more costly funding. The cost of total interest-bearing liabilities increased to
4.05 percent for the three-months ended March 31, 2001 from 3.75 percent for the three-months ended March 31, 2000.

The contribution of non-interest-bearing sources (i.e. the differential between the average rate paid on all sources of funds and the average rate paid on interest-bearing sources) widened to approximately 75 basis points from 74 basis points during three-month period ended March 31, 2000.

31-March-01             Center Bancorp, Inc.  Form 10-Q                       9

The following table, "Analysis of Variance in Net Interest Income due to Volume and Rates", analyzes net interest income by segregating the volume and rate components of various interest earning assets and liabilities and the resultant changes in the rates earned and paid by the Corporation.


--------------------------------------------------------------------------------------------------------------------------
                                                                    2001/2000 Increase/(Decrease)
                                                                         Due to Changes In:
--------------------------------------------------------------------------------------------------------------------------

(Dollars in thousands)                                                Average       Average       Net
                                                                      Volume        Rate          Change
                                                                      ------        ----          ------
Interest-earning assets
Investment Securities
Taxable                                                                   $  711         $ 160       $  871
Non-taxable                                                                 (181)            5         (176)
Federal funds sold and securities
 purchased under agreement to resell                                         111            (4)         107
Loans, net of unearned income                                                510            (9)         501
                                                                      -----------   -----------   ----------
  Total interest-earning assets                                            1,151           152        1,303
---------------------------------------------------------------------------------   -----------   ----------
Interest-bearing liabilities:
Money Market deposits                                                         26           (19)           7
Savings deposits                                                             213           305          518
Time deposits                                                               (148)           94          (54)
Other interest-bearing deposits                                               43            72          115
Borrowings                                                                   291           (15)         276
                                                                      -----------   -----------   ----------
 Total interest-bearing liabilities                                          425           437          862
                                                                      -----------   -----------   ----------
Change in net interest  income                                            $  726         $(285)      $  441
---------------------------------------------------------------------------------------------------------------

31-March-01             Center Bancorp, Inc.  Form 10-Q                      10

The following table, "Average Balance Sheet with Interest and Average Rates", presents for the three-months ended March 31, 2001 and 2000 the Corporation's average assets, liabilities and stockholders' equity. The Corporation's net interest income, net interest spreads and net interest income as a percentage of interest earning assets are also reflected.

              Average Balance Sheet with Interest and Average Rates

                                                                                    Three Month
                                                                              Period Ended March 31,
                                                                 2001                                         2000
------------------------------------------------------------------------------------------------------------------------------------
                                                               Interest        Average                      Interest      Average
(tax-equivalent basis,                          Average        Income/          Yield/        Average        Income/       Yield/
dollars in thousands)                           Balance        Expense           Rate         Balance        Expense        Rate
------------------------------------------------------------------------------------------------------------------------------------
Assets
Interest-earning assets:
  Investment securities: (1)
    Taxable                                      $ 317,895       $ 5,553          7.08%      $ 276,970        $ 4,682        6.86%
    Non-taxable                                     10,033           176          7.02%         20,352            352        6.92%
  Federal funds sold and securities
  purchased under agreement to resell               12,476           166          5.40%          4,179             39        5.73%
  Loans, net of unearned income (2)                199,827         3,802          7.72%        173,030          3,301        7.74%
                                             -------------- -------------                --------------                ------------
         Total interest-earning assets             540,231         9,697          7.28%        474,531          8,394        7.17%
Non-interest earning assets
  Cash and due from banks                           17,429                                      14,879
  Other assets                                      20,019                                      20,380
Allowance for possible loan losses                  (1,661)                                     (1,428)
                                             --------------                              --------------
         Total non-interest earning
          assets                                    35,787                                      33,831
                                             --------------                              --------------
         Total assets                            $ 576,018                                   $ 508,362
                                             --------------                              --------------
Liabilities and stockholders' equity
Interest-bearing liabilities:
  Money Market deposits                           $ 73,750           544          2.99%       $ 70,264            537        3.10%
  Savings deposits                                 105,759           866          3.32%         71,596            348        1.97%
  Time deposits                                    110,522         1,475          5.41%        121,927          1,529        5.09%
  Other interest-bearing deposits                   53,519           300          2.27%         44,362            185        1.69%
  Borrowings                                        96,103         1,203          5.01%         72,908            927        5.09%
                                             -------------- ------------- -------------- -------------- -------------- ------------
         Total interest-bearing
          liabilities                              439,653         4,388          4.05%        381,057          3,526        3.75%
                                             --------------                              --------------
Non-interest-bearing liabilities:
  Demand deposits                                   91,155                                      86,395
  Other noninterest-bearing deposits                   870                                         573
  Other liabilities                                  3,922                                       3,419
                                             --------------                              --------------
         Total noninterest-bearing
          liabilities                               95,947                                      90,387
Stockholders' equity                                40,418                                      36,918
                                             --------------                              --------------
         Total liabilities and
          stockholders' equity                   $ 576,018                                   $ 508,362
                                             --------------                              --------------
Net interest income (tax-equivalent basis)                       $ 5,309                                      $ 4,868
                                                            -------------                               --------------
Net Interest Spread                                                               3.23%                                      3.42%
                                                                          --------------                               ------------
Net interest income as percent
 of earning-assets                                                                3.99%                                      4.16%
                                                                          --------------                               ------------
Tax equivalent adjustment(3)                                         (60)                                        (120)
                                                            -------------                               --------------
Net interest income                                              $ 5,249                                      $ 4,748
                                                            -------------                               --------------

(1) Average balances for available-for-sale securities are based on amortized cost
(2)    Average balances for loans include loans on non-accrual status
(3) The tax-equivalent adjustment was computed based on a statutory Federal income tax rate of 34 percent

31-March-01             Center Bancorp, Inc.  Form 10-Q                      11

Investments

For the three-months ended March 31, 2001, the average volume of investment securities increased to $327.9 million or an increase of $30.6 million from $297.3 million on average for the same three-month period in 2000. The tax-equivalent yield on the investment portfolio increased to 7.09 percent from
6.87 percent for the comparable three-month period in 2000. Purchases made to replace maturing and called investments were made at higher rates.

The impact of re-pricing activity on investment yields was enhanced by a change in bond segmentation and some extension, where risk is relatively minimal within the portfolio resulting in wider spreads. Securities available-for-sale are a part of the Corporation's interest rate risk management strategy and may be sold in response to changes in interest rates, changes in prepayment risk, liquidity management and other factors.

For the three-months ended March 31, 2001, the Corporation sold from its available-for-sale portfolio securities totaling approximately $8.5 million. Purchases of securities to replace the sales amounted to approximately $21.0 for the three- month period ended March 31, 2001, with weighted average yields of
7.0 percent.

At March 31, 2001 the net unrealized gain/loss carried as a component of other comprehensive income and included in shareholders' equity amounted to a net unrealized gain of $1,244,000 as compared with an unrealized loss of $2,032,000 at March 31, 2000 resulting from an improvement in the bond market due to a decline in interest rates fostered by the Federal Open Market Committee's recent actions to lower the Federal funds target rate as an economic stimulus. Bond prices have risen as interest rates fell in the long end of the yield curve.

Loans

Loan growth during the first three-months of 2001 occurred in all segments of the loan portfolio. This growth resulted from the Corporation's business development efforts enhanced by the Corporation's entry into new markets through expanded branch facilities. The slight decrease in the loan portfolio yield for the three -month period was the result of a falling rate environment as compared with the converse in 2000, coupled with a competitive rate structure to attract new loans and by the heightened competition for lending relationships that exists in the Corporation's market. The Corporation's desire to grow this segment of the earning-asset mix is reflected in its current business development plan and marketing plans, as well as its short-term strategic plan.

Analyzing the loan portfolio for the three-months ended March 31, 2001, average loan volume increased $26.8 million or 15.49 percent, while portfolio yield decreased by 2 basis points as compared with the same period in 2000. The increased total average loan volume was due primarily to increased customer activity, new lending relationships and new markets. The volume related factors contributed increased revenue of $510,000 while rate related changes amounted to $(9,000). Total average loan volume increased to $199.8 million with a net interest yield of 7.72 percent, as compared to $173.0 million with a yield of
7.74 percent for the three-months ended March 31, 2000.


Allowance for Loan Losses

The purpose of the allowance for loan losses is to absorb the impact of losses inherent in the loan portfolio. Additions to the allowance are made through provisions charged against current operations and through recoveries made on loans previously charged-off. The allowance for loan losses is maintained at an amount considered adequate by management to provide for potential credit losses inherent in the loan portfolio based upon a periodic evaluation of the risk characteristics of the loan portfolio. In establishing an appropriate allowance, an assessment of the individual borrowers, a determination of the value of the underlying collateral, a review of historical loss experience and an analysis of the levels and trends of loan categories, delinquencies, and problem loans are considered. The level and trend of interest rates and current economic conditions are also reviewed. At March 31, 2001, the allowance was $1,707,000 as compared to $1,655,000 on December 31, 2000, and $1,451,000 at March 31, 2000.
The provision for loan losses during the three-month periods ended March 31, 2001 and 2000 amounted to $75,000 and $51,000, respectively.

31-March-01             Center Bancorp, Inc.  Form 10-Q                      12

Various regulatory agencies, as an integral part of their examination process, periodically review the Corporation's allowance for loan losses. Such agencies may require the Corporation to increase the allowance based on their analysis of information available to them at the time of their examinations. The allowance for loan losses as a percentage of total loans amounted to .84 percent at March 31, 2001 and .82 percent at March 31, 2000.

In management's view, the level of the allowance as of March 31, 2001 is adequate to cover losses inherent in the loan portfolio. The Corporation's statements herein regarding the adequacy of the allowance for loan losses constitute forward-looking statements under the Private Securities Litigation Reform Act of 1995. Actual results may indicate that the amount of the Corporation's allowance was inadequate. Factors that could cause the allowance to be inadequate are the same factors that are analyzed by the Corporation in establishing the amount of the allowance.

The Corporation defines impaired loans to consist of non-accrual loans and loans internally classified as substandard or worse, in each instance above an established dollar threshold of $200,000. All loans below the established dollar threshold are considered homogenous and are collectively evaluated for impairment. At March 31, 2001, total impaired loans were approximately $1,927,000 compared to $1,461,000 at December 31, 2000 and none at March 31, 2000. Although classified as substandard, impaired loans were current with respect to principal and interest payments.

Changes in the allowance for loan losses for the three-months ended March 31, 2001 and 2000, respectively, are set forth below.

Allowance for loan losses
(Dollars in thousands)

                                                           Three Months Ended March 31,
                                                           ----------------------------
                                                           2001                   2000
                                                           ----                   ----
Average loans outstanding                               $ 199,827              $ 173,030
------------------------------------------------------------------------------------------
Total loans at end of period                              203,144                177,994
------------------------------------------------------------------------------------------
Analysis of the allowance for loan losses
Balance at the beginning of period                          1,655                  1,423
 Charge-offs:
 Commercial                                                     0                      0
 Real estate-mortgage                                           0                      0
 Installment loans                                             24                     23
-----------------------------------------------------------------------------------------
   Total charge-offs                                           24                     23
Recoveries:
 Commercial                                                     0                      0
 Real estate-mortgage                                           0                      0
 Installment loans                                              1                      0
-----------------------------------------------------------------------------------------
   Total recoveries                                             1                      0
Net Charge-offs:                                               23                     23
  Provisions for loan losses                                   75                     51
-----------------------------------------------------------------------------------------
 Balance at end of period                                 $ 1,707                $ 1,451
-----------------------------------------------------------------------------------------
Ratio of net charge-offs during the period to
 Average loans outstanding during the period              0.0001%                0.0001%
Allowance for loan losses as a percentage of total loans    0.84%                  0.82%

31-March-01             Center Bancorp, Inc.  Form 10-Q                      13

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

At March 31, 2001, December 31, 2000 and March 31, 2000, the Corporation had no restructured loans. Non-accrual loans amounted to $231,000 at March 31, 2001, and were primarily comprised of first and second lien residential mortgages. At December 31, 2000, non-accrual loans amounted to $246,000 and were comprised of first and second lien residential mortgages. At March 31, 2000, non-accrual loans amounted to $273,000 and were comprised of first and second lien residential mortgages. At March 31, 2001 the Corporation's loans 90 days past due and still accruing amounted to approximately $107,000. Such loans amounted to $2,000 at December 31, 2000 and $2,000 at March 31, 2000.

The outstanding balances of accruing loans, which are 90 days or more past due as to principal or interest payments and non-accrual loans at March 31, 2001, December 31, 2000 and March 31, 2000, were as follows:

Non-Performing Loans at                         March 31,     December 31,     March 31,
(Dollars in thousands)                            2001            2000            2000
========================================================================================
Loans past due 90 days and still accruing         $ 107           $   2          $   2
Non-accrual loans                                 $ 231           $ 246          $ 273
----------------------------------------------------------------------------------------
Total non-performing loans                        $ 338           $ 248          $ 275
========================================================================================
Other Real Estate Owned (OREO)                    $   -           $  49          $  73
----------------------------------------------------------------------------------------
Total non-performing assets                       $ 338           $ 297          $ 348
----------------------------------------------------------------------------------------

At March 31, 2001, non-performing assets, consisting of loans on non-accrual status plus other real estate owned (OREO) amounted to $231,000 or .11 percent of total loans outstanding as compared to $295,000 or .15 percent at December 31, 2000 and $346,000 or .19 percent at March 31, 2000.

At March 31, 2000, the Corporation did not have any other real estate owned
(OREO). The Corporation's OREO at December 31, 2000 amounted to $49,000 and consisted of a residential property acquired through foreclosure and subsequently sold on March 20, 2001 at a loss of $3,970. At March 31, 2000 the Corporation's OREO consisted of a closed branch facility with a carrying value of approximately $73,000, which was sold on April 17, 2000 at a gain of $102,000.

31-March-01             Center Bancorp, Inc.  Form 10-Q                      14

Other Non-Interest Income
The following table presents the principal categories of non-interest income for the three month periods ended March 31, 2001 and 2000.

-------------------------------------------------------------------------
(dollars in thousands)                     Three months ended
                                              March 31,
                                              2001       2001     % change
                                        ----------------------
Other income:
  Service charges, commissions and fees      $ 387      $ 255        51.8%
  Other income                                 109         85        28.2%
  Net Gain (Loss) on securities sold            28        (55)     -150.9%
                                        ----------- ----------
       Total other income                    $ 524      $ 285        83.9%
-------------------------------------------------------------------------

For the three-months ended March 31, 2001, total other (non-interest) income, increased $239,000 or 83.86 percent as compared to the three-months ended March 31, 2000. The increase in other income is primarily due to increased ATM surcharges and deposit account related revenue. Service charge fees on deposits increased primarily as a result of an increase in business activity.

Other Non-Interest Income

The following table presents the principal categories of non-interest expense for the three month periods ended March 31, 2001 and 2000.

-------------------------------------------------------------------------
(dollars in thousands)                      Three months ended
                                                 March 31,
                                         2001      2000   % change
                                         ----      ----
Other expense:
 Salaries and employee benefits         $1,870    $1,683    11.1%
 Occupancy expense, net                    434       357    21.6%
 Premises & equipment expense              336       344    -2.3%
 Stationery and printing expense            93        93     0.0%
 Marketing & Advertising                   126       121     4.1%
 Other expenses                            793       627    26.5%
                                        ------    ------
     Total other expense                $3,652    $3,225    13.2%
-------------------------------------------------------------------------

For the three-month period ended March 31, 2001 total other (non-interest) expenses increased $427,000 or 13.2 percent over the comparable three-month period ended March 31, 2000. The increase was primarily attributable to increases in salaries and employee benefits coupled with increases in other operating expense. Prudent management of other expenses has been a key objective of management in an effort to improve earnings efficiency. The Corporation's efficiency ratio (other expenses less non-recurring expenses as a percentage of net interest income on a tax-equivalent basis plus non-interest income) for the three-months ended March 31, 2001 was 60.10 percent as compared with 61.38 percent for the comparable period ended March 31, 2000.

Salaries and employee benefits increased $187,000 or 11.1 percent for the three-months ended March 31, 2001. The increase in salaries and employee benefits for the three-month period ended March 31, 2001 is attributed to higher staffing levels, coupled with increased expense due to normal merit increases, promotional raises and higher benefits costs. Although staffing levels overall remained unchanged at 160 full-time employees at March 31, 2001 and March 31, 2000, the expenses for the quarter ended March 31, 2001 reflect the expense for two officers that were hired in the last week of March 2000 and higher salaries for officers hired to replace resignations.

The increase in occupancy expenses reflects the associated costs of the Corporation's expanded facilities. For the three and three-months ended March 31, 2001, occupancy and premises and equipment expenses increased $69,000 or
9.84 percent over the comparable period in 2000, primarily related to the Corporation's Summit Banking Center opened in June 2000, the expanded Springfield office and rental increases on other leased locations. Occupancy expense additionally reflects extraordinary weather related expense charges totaling $94,000, which represents an increase of $35,000 or 59.32.percent over the comparable period in 2000.

31-March-01             Center Bancorp, Inc.  Form 10-Q                      15

Provision for Income Taxes

For the three-month period ended March 31, 2001, the effective tax rate was 33.8 percent compared to 31.9 percent for the three-month period ended March 31, 2000. The Corporation's provision for income taxes increased primarily as a result of higher levels of income and to a lesser degree on reduced levels of tax-exempt income, which decreased by $116,000 or 50 percent, for the three months ended March 31, 2001, compared to 2000.


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

The Corporation's rate sensitivity position in each time frame may be expressed as assets less liabilities, as liabilities less assets, or as the ratio between rate sensitive assets (RSA) and rate sensitive liabilities (RSL). For example, a short funded position (liabilities re-pricing before assets) would be expressed as a net negative position, when period gaps are computed by subtracting re-pricing liabilities from re-pricing assets. When using the ratio method, a RSA/RSL ratio of 1 indicates a balanced position, a ratio greater than 1 indicates an asset sensitive position, and a ratio of less than 1 indicates a liability sensitive position.

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

At March 31, 2001, the Corporation reflected a negative interest sensitivity gap (or an interest sensitivity ratio) of .79: 1.0 at the cumulative one-year position. During the first quarter of 2001, the Corporation had a negative interest sensitivity gap. The maintenance of a liability-sensitive position during this period did not have an unfavorable impact on the Corporation's net interest margins; however, based on management's perception that interest rates will continue to be volatile, emphasis has been placed on interest-sensitivity matching with the objective of achieving a consistent net interest spread during the remainder of 2001. No assurance can be given that the Corporation will be able to satisfy this objective.

31-March-01             Center Bancorp, Inc.  Form 10-Q                      16

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

By using a variety of potential funding sources and staggering maturities, the risk of potential funding pressure is somewhat reduced. Management also maintains a detailed liquidity contingency plan designed to adequately respond to situations which could lead to liquidity concerns. Anticipated cash-flows at March 31, 2001, projected to March of 2002, indicates that the Bank's liquidity should remain strong, with an approximate projection of $114.3 million in anticipated cash flows over the next twelve months. This projection represents a forward-looking statement under the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from this projection depending upon a number of factors, including the liquidity needs of the Bank's customers, the availability of sources of liquidity and general economic conditions.

The Corporation derives a significant proportion of its liquidity from its core deposit base. For the three-month period ended March 31, 2001, core deposits (comprised of total demand, savings accounts (excluding Super Max) and money market accounts under $100,000) represented 50.7 percent of total deposits as compared with 55.6 percent at March 31, 2000. More volatile rate sensitive deposits, concentrated in time certificates of deposit greater than $100,000, for the three-month period ended March 31, 2001, decreased on average to 13.60 percent of total deposits from 14.2 percent during the three-months ended March 31, 2000. This change has resulted from an $11.4 million decrease in time deposits on average for the three-months ended March 31, 2001 compared to the prior year period.

Short-term borrowings can be used to satisfy daily funding needs. Balances in these accounts fluctuate significantly on a day-to-day basis. The Corporation's principal short-term funding sources are securities sold under agreements to repurchase advances, from the Federal Home Loan Bank and Federal funds purchased. Average short-term borrowings during the first three-months of 2001 were $96.1 million, an increase of $23.2 million or 31.8 percent from $72.9 million in average short-term borrowings during the comparable three-months ended March 31, 2000.

During the three-months ended March 31, 2001, average funding sources increased by approximately $64.2 million or 13.6 percent, compared to the same period in 2000. Interest-bearing deposits increased $58.6 million and were comprised primarily of increases in savings deposits, money market, non-interest bearing demand deposits and short-term borrowings offset in part by a decrease in time deposits less than $100,000. Non-interest bearing funding sources as a percentage of the total funding mix decreased to 17.3 percent (on average) as compared to 18.6 percent for the three-month period ended March 31, 2000. This is primarily attributable to a more rapid growth in non-deposit funding sources as a percentage of the funding base as compared with overall deposit growth.


Cash Flow

The consolidated statements of cash flows present the changes in cash and cash equivalents from operating, investing and financing activities. During the three-months ended March 31, 2001, cash and cash equivalents (which increased overall by $25.0 million) were provided (on a net basis) by financing activities approximately $14.2 million, primarily due to an increase in deposits of $18.9 million, by operating activities of $3.8 million, offsetting a decrease in borrowings of $4.3 million. Approximately $7.0 million was provided by net investing activities; principally a $4.2 million increase in loans and an $11.4 million decrease in the investment portfolio.

31-March-01             Center Bancorp, Inc.  Form 10-Q                      17

Stockholders' Equity

Total stockholders' equity averaged $40.4 million or 7.05 percent of average assets for the three -month period ended March 31, 2001, as compared to $36.9 million, or 7.26 percent, during the same period in 2000. The Corporation's dividend reinvestment and optional stock purchase plan contributed $57,000 in new capital for the three-months ended March 31, 2001 as compared with $65,000 for the comparable period in 2000. Book value per common share was $10.98 at March 31, 2001 as compared to $9.76 at March 31, 2000. Tangible book value per common share was $10.36 at March 31, 2001 and $9.06 at March 31, 2000.


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


Risk-Based Capital/Leverage

Banking regulations require banks to maintain minimum levels of regulatory capital. Under the regulations in effect at March 31, 2001, the Bank was required to maintain (i) a minimum leverage ratio of Tier 1 capital to total adjusted assets of 4.00%, and (ii) minimum ratios of Tier 1 and total capital to risk-weighted assets of 4.00% and 8.00%, respectively.

At March 31, 2001, total Tier l capital (defined as tangible stockholders' equity for common stock and certain perpetual preferred stock) amounted to $37.5 million or 6.55 percent of total assets. Tier I capital excludes the effect of SFAS No. 115, which amounted to $1,244,000 of net unrealized gains, after tax, on securities available-for-sale (included as a component of other comprehensive income) and goodwill of approximately $2.3 million as of March 31, 2001. At March 31, 2001, the Corporation's estimated Tier I risk-based and total risk-based capital ratios were 11.23 percent and 12.12 percent, respectively. These ratios are well above the minimum guidelines of capital to risk-adjusted assets in effect as of March 31, 2001.

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

The foregoing capital ratios are based in part on specific quantitative measures of assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by the bank regulators about capital components, risk weightings and other factors. As of March 31, 2001, management believes that the Bank meets all capital adequacy requirements to which it is subject.

31-March-01             Center Bancorp, Inc.  Form 10-Q                      18

Item 3 - Qualitative and Quantitative Disclosures about Market Risks

The primary market risk faced by the Corporation is interest rate risk. The Corporation's Asset/Liability Committee ("ALCO") monitors the changes in the movement of funds and rate and volume trends to enable appropriate management response to changing market and rate conditions.


The Corporation's income simulation model analyzes interest rate sensitivity by projecting net interest income over the next 24 months in a flat rate scenario versus net interest in alternative interest rate scenarios. Management reviews and refines its interest rate risk management process in response to the changing economic climate. Currently, the Corporation's model projects a 200 basis point change in rates during the first year, in even monthly increments, with rates held constant in the second year. The Corporation's ALCO has established that interest income sensitivity will be considered acceptable if net interest income in the above interest rate scenario is within 10 percent of net interest income in the flat rate scenario in the first year and so that the present value of equity at risk does not exceed 15 percent when compared to the forecast. Year 2 will not carry a policy limit, due to the inaccuracies inherent with longer-term projections. Generally, year 2 is calculated and identified for review and presentation purposes only. At March 31, 2001, the Corporation's income simulation model indicates an acceptable level of interest rate risk, with no significant change from December 31, 2000.

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

Item 4 - Submission of Matters to Vote of Security Holders

The Annual Meeting of shareholders was held on Tuesday April 17, 2001.

The following Class 1 Directors, whose three-year terms will expire in 2004, were re-elected in the flowing share votes:

John J. Davis              3,123,954 FOR    153,811 WITHHELD/AGAINST
Brenda Curtis              3,123,954 FOR    153,811 WITHHELD/AGAINST
Donald G. Kein             3,163,563 FOR    114,202 WITHHELD/AGAINST
Norman F. Schroeder        3,163,563 FOR    114,202 WITHHELD/AGAINST

The following class 2 Directors were elected and terms continue until the 2002 Annual Meeting

William  J. Kennedy        3,163,563 FOR    114,202 WITHHELD/AGAINST

31-March-01             Center Bancorp, Inc.  Form 10-Q                      19

The following Class 3 Directors' terms continue until the 2002 Annual Meeting

Robert L. Bischoff
Paul Lomakin Jr.
Herbert Schiller

The following Class 2 Directors' terms continue until the 2003 Annual Meeting

Hugo Barth
Alexander A. Bol
William A. Thompson


Item 6 - Exhibits and Reports on Form 8-K

                  A)       No longer required

                  B)       Reports on Form 8-K
                           There were no reports on Form 8-K filed during the three months ended March 31, 2001.

31-March-01             Center Bancorp, Inc.  Form 10-Q                      20

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf, by the undersigned, thereunto duly authorized.





                                               CENTER BANCORP, INC.


DATE:     May  15, 2001                        /s/ Anthony C. Weagley
                                               ----------------------
                                               Anthony C. Weagley, Treasurer
                                               (Chief Financial Officer)

31-March-01             Center Bancorp, Inc.  Form 10-Q                      21