Form 10-Q
period 2001-06-30
CENTER BANCORP INC
filed 2001-08-14
CIK 712771

                        SECURITIES & EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2001 OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________TO__________

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

                    Yes  |X|                             No  |_|

Shares outstanding on July 31, 2001
Common stock no par value 3,940,056 shares

                              CENTER BANCORP, INC.

                               INDEX TO FORM 10-Q

PART I.  FINANCIAL INFORMATION                                              PAGE

         Item 1.   Financial Statements

                   Consolidated Statements of Condition
                   at June 30, 2001 (Unaudited) and December 31, 2000         3

                   Consolidated Statements of Income for the
                   Three and Six Months Ended June 30, 2001 and 2000          4
                   (Unaudited)

                   Consolidated Statements of Cash Flows for the
                   Six Months Ended June 30, 2001 and 2000                    5
                   (Unaudited)

                   Notes to the Consolidated Financial Statements           6-8

         Item 2.   Management's Discussion and Analysis of
                   Financial Condition and Results of Operations           9-22

         Item 3.   Qualitative and Quantitative Disclosures about            23
                   Market Risks

PART II.           OTHER INFORMATION

         Item 1.   Legal Proceedings                                         24

         Item 6.   Exhibits                                                  24

                   Signature                                                 25



                         Center Bancorp Inc. Form 10-Q                    Page 2

Center Bancorp, Inc.
Consolidated Statements of Condition

                                                                                               June 30,    December 31,
(Dollars in thousands)                                                                           2001          2000
=======================================================================================================================
                                                                                             (unaudited)
Assets:
Cash and due from banks                                                                      $    15,887  $    22,274
Federal Funds Sold and Securities purchased under agreement to resell                             13,300            0
---------------------------------------------------------------------------------------------------------------------
     Total cash and cash equivalents                                                              29,187       22,274

Investment securities held to maturity (approximate
market value of  $164,652 in 2001 and $173,224 in 2000)                                          163,195      173,754
Investment securities available-for-sale                                                         166,143      156,513
---------------------------------------------------------------------------------------------------------------------
     Total investment securities                                                                 329,338      330,267
=====================================================================================================================

Loans, net of unearned income                                                                    205,384      198,949
Less - Allowance for loan losses                                                                   1,864        1,655
---------------------------------------------------------------------------------------------------------------------
     Net loans                                                                                   203,520      197,294
---------------------------------------------------------------------------------------------------------------------
Premises and equipment, net                                                                       10,067       10,045
Accrued interest receivable                                                                        5,627        5,839
Other assets                                                                                      11,567        1,420
Goodwill                                                                                           2,252        2,414
---------------------------------------------------------------------------------------------------------------------
     Total assets                                                                            $   591,558  $   569,553
=====================================================================================================================

Liabilities
Deposits:
     Non-interest bearing                                                                    $    92,159  $    93,231
     Interest bearing:
     Certificates of deposit $100,000 and over                                                    31,340       58,231
     Savings and time deposits                                                                   301,301      273,834
---------------------------------------------------------------------------------------------------------------------
     Total deposits                                                                              424,800      425,296
---------------------------------------------------------------------------------------------------------------------
Federal funds purchased and securities sold under
     agreements to repurchase                                                                     59,569       51,262
Federal Home Loan Bank advances                                                                   60,000       50,000
Accounts payable and accrued liabilities                                                           5,043        3,813
---------------------------------------------------------------------------------------------------------------------
Total liabilities                                                                                549,412      530,371
---------------------------------------------------------------------------------------------------------------------
Stockholders' equity
     Common stock, no par value:
     Authorized 20,000,000 shares; issued 4,490,086 and 4,483,521
     shares in 2001 and 2000, respectively                                                        14,541       11,015
     Additional paid in capital                                                                    4,122        4,049
     Retained earnings                                                                            26,504       28,308
Treasury stock at cost (550,187 and 571,716 shares in 2001 and
2000, respectively)                                                                               (4,306)      (4,474)
Restricted stock                                                                                     (42)         (56)
Accumulated other comprehensive income                                                             1,327          340
---------------------------------------------------------------------------------------------------------------------
     Total stockholders' equity                                                                   42,146       39,182
---------------------------------------------------------------------------------------------------------------------
     Total liabilities and stockholders' equity                                              $   591,558  $   569,553
=====================================================================================================================

All share and per share amounts have been restated to reflect the 5% stock dividend distributed on June 1, 2001 to stockholders of record May 18, 2001.

See Accompanying Notes to Consolidated Financial Statements.



                         Center Bancorp Inc. Form 10-Q                   Page 3

Center Bancorp, Inc.

Consolidated Statements of Income                                   Three Months Ended           Six Months Ended
(unaudited)                                                               June 30,                   June 30,

(Dollars in thousands, except per share data)                       2001          2000           2001          2000
                                                                -----------   -----------    -----------   -----------
Interest income:
         Interest and fees on loans                             $     3,798   $     3,536    $     7,600   $     6,837
         Interest and dividends on investment securities:
            Taxable interest income                                   5,548         5,040         11,101         9,722
            Nontaxable interest income                                  117           223            233           455
         Interest on Federal funds sold and securities
              purchased under agreement to resell                       139            67            305           126
-------------------------------------------------------------   -----------   -----------    -----------   -----------
              Total interest income                                   9,602         8,866         19,239        17,140
-------------------------------------------------------------   -----------   -----------    -----------   -----------
Interest expense:
         Interest on certificates of deposit $100,000 or more           354           866          1,032         1,581
         Interest on other deposits                                   2,523         2,186          5,030         4,070
         Interest on short-term borrowings                            1,337           905          2,540         1,832
-------------------------------------------------------------   -----------   -----------    -----------   -----------
              Total interest expense                                  4,214         3,957          8,602         7,483
-------------------------------------------------------------   -----------   -----------    -----------   -----------
              Net interest income                                     5,388         4,909         10,637         9,657
-------------------------------------------------------------   -----------   -----------    -----------   -----------
Provision for loan losses                                               183           151            258           202
-------------------------------------------------------------   -----------   -----------    -----------   -----------
Net interest income after provision for loan losses                   5,205         4,758         10,379         9,455
-------------------------------------------------------------   -----------   -----------    -----------   -----------
Other income:
         Service charges, commissions and fees                          400           317            787           572
         Other income                                                   165           184            274           269
         Gain (Loss) on securities sold                                 124           (16)           152           (71)
-------------------------------------------------------------   -----------   -----------    -----------   -----------
              Total other income                                        689           485          1,213           770
-------------------------------------------------------------   -----------   -----------    -----------   -----------
Other expense:
         Salaries and employee benefits                               1,836         1,742          3,706         3,425
         Occupancy expense, net                                         370           336            804           693
         Premises and equipment expense                                 332           348            668           692
         Stationery and printing expense                                134           151            227           244
         Marketing and advertising                                      132           117            258           238
                         Other expenses                                 907           725          1,700         1,352
-------------------------------------------------------------   -----------   -----------    -----------   -----------
              Total other expense                                     3,711         3,419          7,363         6,644
-------------------------------------------------------------   -----------   -----------    -----------   -----------
Income before income tax expense                                      2,183         1,824          4,229         3,581
Income tax expense                                                      783           593          1,474         1,154
-------------------------------------------------------------   -----------   -----------    -----------   -----------
              Net income                                        $     1,400   $     1,231    $     2,755   $     2,427
=============================================================   ===========   ===========    ===========   ===========
Earnings per share
Basic                                                           $      0.36   $      0.31    $      0.70   $      0.61
Diluted                                                                0.35          0.30           0.70          0.60
=============================================================   ===========   ===========    ===========   ===========
Average weighted common shares outstanding
Basic                                                             3,936,849     4,015,332      3,928,823     1,002,770
Diluted                                                           3,969,115     4,038,933      3,960,961     4,025,160
=============================================================   ===========   ===========    ===========   ===========

All share and per share amounts have been restated to reflect the 5% stock dividend distributed on June 1, 2001 to stockholders of record May 18, 2001.

See Accompanying Notes to Consolidated Financial Statements.


                         Center Bancorp Inc. Form 10-Q                   Page 4

Center Bancorp, Inc.
Consolidated Statements of Cash Flows

                                                                                                 Six Months Ended
                                                                                                      June 30
                                                                                             ------------------------
(Dollars in thousands)                                                                          2001         2000
=====================================================================================================================
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                                   $     2,755  $     2,427
Adjustments to reconcile net income to net cash
     provided by operating activities:
Depreciation and amortization                                                                        752          747
Provision for loan losses                                                                            258          202
(Gain) Loss on sale of investment securities available-for-sale                                     (152)          71
Proceeds from sale of other real estate owned                                                         45          175
Decrease (Increase) in accrued interest receivable                                                   212         (395)
Loss (Gain) on sale of other real estate owned                                                         4         (102)
Increase in other assets                                                                            (111)        (660)
Increase in Cash Surrender Value of Bank Owned Life Insurance                                        (84)           0
Increase in other liabilities                                                                      1,230          392
Amortization of premium and accretion of
     discount on investment securities, net                                                          (65)          24
---------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                                          4,844        2,881
=====================================================================================================================

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of securities available-for-sale                                         38,479       10,363
Proceeds from redemption of FHLB stock                                                                 0        4,803
Proceeds from maturities of securities held-to-maturity                                           36,894        8,592
Proceeds from sales of securities available-for-sale                                              16,421       15,329
Purchase of securities available-for-sale                                                        (63,326)     (26,484)
Purchase of securities held-to-maturity                                                          (26,335)     (21,553)
Net increase in loans                                                                             (6,484)     (19,079)
Property and equipment expenditures, net                                                            (613)        (357)
Purchase of bank owned life insurance                                                            (10,000)           0
---------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                                            (14,964)     (28,386)
=====================================================================================================================

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net (decrease) increase  in deposits                                                           (496)      37,634
     Dividends paid                                                                               (1,152)      (1,145)
     Proceeds from issuance of common stock                                                          374          432
     Net increase (decrease) in short-term borrowing                                              18,307      (15,038)
---------------------------------------------------------------------------------------------------------------------
          Net cash provided by financing activities                                               17,033       21,883
---------------------------------------------------------------------------------------------------------------------
          Net increase (decrease) in cash and cash equivalents                                     6,913       (3,622)
---------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents at beginning of period                                             $    22,274  $    18,675
--------------------------------------------------------------------------------------------------------  -----------
Cash and cash equivalents at end of period                                                   $    29,187  $    15,053
--------------------------------------------------------------------------------------------------------  -----------

Supplemental disclosures of cash flow information:
     Interest paid on deposits and short-term borrowings                                     $     8,529  $     7,305
     Income taxes                                                                            $     1,159  $     1,154
     Transfer of investment securities held to maturity to investment
     securities available-for-sale                                                           $         0  $    25,358

See Accompanying Notes to Consolidated Financial Statements.

                         Center Bancorp Inc. Form 10-Q                   Page 5

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

Business

The Bank provides a full range of banking services to individual and corporate customers through branch locations in Union and Morris Counties, New Jersey. The Bank is subject to competition from other financial institutions, is subject to the regulations of certain federal agencies, and undergoes periodic examinations by those regulatory authorities.

Basis of Financial Statement Presentation

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statement of condition and revenues and expenses for the applicable period. Actual results could differ significantly from those estimates.

In the opinion of Management, all adjustments necessary for a fair presentation of the Corporation's financial position and results of operations for the interim periods have been made. Such adjustments are of a normal recurring nature. Results for the period ended June 30, 2001 are not necessarily indicative of results for any other interim period or for the entire fiscal year. Reference is made to the Corporation's Annual Report on Form 10-K for the year ended December 31, 2000 for information regarding accounting principles.

                         Center Bancorp Inc. Form 10-Q                   Page 6

Note 2

Impact of Recently Issued Accounting Standards

In July 2001, the FASB issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

Statement 141 will require upon adoption of Statement 142, that the Corporation evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in Statement 141 for recognition apart from goodwill. Upon adoption of Statement 142, the Corporation will be required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Corporation will be required to test the intangible asset for impairment in accordance with the provisions of Statement 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

In connection with the transitional goodwill impairment evaluation, Statement 142 will require the Corporation to perform an assessment of whether there is an indication that goodwill [and equity-method goodwill] is impaired as of the date of adoption. To accomplish this the Corporation must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Corporation will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Corporation must perform the second step of the transitional impairment test. In the second step, the Corporation must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of it assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with Statement 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Corporation's statement of earnings.

                         Center Bancorp Inc. Form 10-Q                   Page 7

And finally, any unamortized negative goodwill [and negative equity-method goodwill] existing at the date Statement 142 is adopted must be written off as the cumulative effect of a change in accounting principle. The Corporation is analyzing the impact of adopting statement 142.

Note 3
A summary of comprehensive income follows.

Comprehensive Income                                         Three Months           Six Months
(Dollars in thousands)                                      Ended June 30,        Ended June 30,
--------------------------------------------------------------------------------------------------
                                                            2001       2000       2001       2000
                                                          -------    -------    -------    -------
Net Income                                                $ 1,400    $ 1,231    $ 2,755    $ 2,427
Other comprehensive income
     Unrealized holding gains (losses) arising
     during the period, net of taxes                          165        (34)     1,087       (225)
     Less reclassification adjustment for (gains)
     losses included in net income (net of tax benefit)       (82)        10       (100)        46
--------------------------------------------------------------------------------------------------
Other total comprehensive income (loss)                        83        (24)       987       (179)
--------------------------------------------------------------------------------------------------
Total comprehensive income                                $ 1,483    $ 1,207    $ 3,742    $ 2,248
==================================================================================================

Note 4
The following is a reconciliation of the calculation of basic and diluted earnings per share.

                                                              Three Months          Six Months
(In thousands, except per share data)                        Ended June 30,       Ended June 30,
--------------------------------------------------------------------------------------------------
                                                            2001       2000       2001       2000
                                                          -------    -------    -------    -------
Net Income                                                $ 1,400    $ 1,231    $ 2,755    $ 2,427
Weighted Average Shares                                     3,937      4,015      3,929      4,003
Effect of Dilutive Stock Options                               32         24         32         22
--------------------------------------------------------------------------------------------------
Total Weighted Average Dilutive Shares                      3,969      4,039      3,961      4,025
--------------------------------------------------------------------------------------------------
Basic Earnings per Share                                  $  0.36    $  0.31    $  0.70    $  0.61
-----------------------------------------------------------------    -------    -------    -------
Diluted Earnings per Share                                $  0.35    $  0.30    $  0.70    $  0.60
==================================================================================================

All share and per share amounts have been restated to reflect the 5% stock dividend distributed on June 1, 2001 to stockholders of record May 18, 2001.


                         Center Bancorp Inc. Form 10-Q                   Page 8

Management's Discussion & Analysis of
Financial Condition and Results of Operations

Net income and earnings per share (Basic and Diluted) increased by 13.51 percent, 14.75 percent and 16.67 percent, respectively, for the first six months of 2001 compared to the first six months of 2000. Net income for the six months ended June 30, 2001 was $2,755,000 as compared to $2,427,000 earned for the comparable six-month period of 2000. On a diluted per share basis, earnings were $0.70 as compared to $0.60 per share for the six months ended June 30, 2000. All share and per share information in this section have been updated for the 5% stock dividend distributed June 1, 2001, to stockholders of record May 18, 2001. The annualized return on average assets was 0.94 percent for the six months ended June 30, 2001 as compared with 0.93 percent for the comparable period in 2000, while the annualized return on average stockholders' equity was 13.39 percent and 13.02 percent, respectively. Earnings performance for the six months ended June 30, 2001, reflected increases in net interest income and non-interest income offset in part by an increase in non-interest expense and increased in the provisions for taxes and loan losses.

Net income for the three months ended June 30, 2001 amounted to $1,400,000 as compared to $1,231,000 for the comparable three-month period ended June 30, 2000. On a diluted per share basis, earnings were $0.35 as compared to $0.30 per share for the three-month periods ended June 30, 2001 and 2000, respectively. The annualized return on average assets was 0.94 percent for the three months ended June 30, 2001 compared with 0.93 percent for the comparable three-month period in 2000. For the three-month period ended June 30, 2001, the annualized return on average stockholders' equity was 13.37 percent, as compared to 13.07 percent for the comparable three months ended June 30, 2000. Earnings performance for the second quarter of 2001 reflects an increase in net interest income and non-interest income partially offset by increases in the provisions for taxes and loan losses, coupled with an increase in non-interest expense.

Net interest income is the difference between the interest earned on the portfolio of earning-assets (principally loans and investments) and the interest paid for deposits and short-term borrowings, which support these assets. Net interest income is presented below first in accordance with the Corporation's consolidated financial statements and then on a fully tax-equivalent basis by adjusting tax-exempt income (primarily interest earned on various obligations of state and political subdivisions) by the amount of income tax, which would have been paid had the assets been invested in taxable issues.

Net Interest Income

============================================================================================================================
(dollars in thousands)                       Three Months Ended                         Six Months Ended
                                                   June 30,            Percent               June 30,             Percent
                                              2001         2000         Change         2001          2000          Change
                                         -----------   -----------   -----------    -----------   -----------   -----------
Interest income:
Investments                              $     5,665   $     5,263          7.64    $    11,334   $    10,177         11.37
Loans, including fees                          3,798         3,536          7.41          7,600         6,837         11.16
Federal funds sold and securities sold
     under agreements to repurchase              139            67        107.46            305           126        142.06
                                         -----------   -----------   -----------    -----------   -----------   -----------
     Total interest income                     9,602         8,866          8.30         19,239        17,140         12.25
----------------------------------------------------   -----------   -----------    -----------   -----------   -----------
Interest expense:
     Certificates $100,000 or more               354           866        (59.12)         1,032         1,581        (34.72)
     Savings and Time Deposits                 2,523         2,186        (15.42)         5,030         4,070         23.59
     FHLB advances                               832           519         60.31          1,654         1,170         41.37
     Short-term borrowings                       505           386         80.83            886           662         33.84
Total interest expense                         4,214         3,957          6.49          8,602         7,483         14.95
----------------------------------------------------   -----------   -----------    -----------   -----------   -----------
Net interest income *                          5,388         4,909          9.76         10,637         9,657         10.15
----------------------------------------------------   -----------   -----------    -----------   -----------   -----------
Tax-equivalent adjustment                         60           115        (47.83)           120           234        (48.72)
Net interest income on a fully
     tax-equivalent basis                $     5,448   $     5,024          8.44    $    10,757   $     9,891          8.76
----------------------------------------------------   -----------   -----------    -----------   -----------   -----------


* Before the provision for loan losses. NOTE: The tax-equivalent adjustment was computed based on an assumed statutory Federal income tax rate of 34 percent. Adjustments were made for interest accrued on securities of state and political subdivisions.


                         Center Bancorp Inc. Form 10-Q                   Page 9

Net interest income on a fully tax-equivalent basis for the six months ended June 30, 2001 increased $866,000 or 8.76 percent, from $9.891 million for the comparable six-month period in 2000. The Corporation's net interest margin decreased 15 basis points to 3.93 percent from 4.08 percent, due to a three basis point rise in the average interest rates paid on total interest-bearing liabilities coupled with an eight basis point decrease in yield on earning-assets from 7.16 percent in 2000 to 7.08 percent for the six months in 2001. For the six months ended June 30, 2001 interest earning-assets increased by $61.6 million on average as compared with the six months ended June 30, 2000. The 2001 first half changes in average interest earning asset volumes were primarily due to increased volumes of taxable investments and loans and were funded in part with more costly interest-bearing liabilities. The increased cost in funding liabilities is primarily attributed to the introduction of the Super Max a high yield investment savings account and increased volumes of other borrowings.

Net interest income on a fully tax-equivalent basis increased $424,000 or 8.44 percent to $5.4 million for the three months ended June 30, 2001, from $5.0 million for the comparable period in 2000. The Corporation's net interest margin decreased to 3.94 percent from 4.05 percent, due to a 21 basis point decrease in the average interest rates paid on total interest-bearing liabilities, while the yield on earning-assets decreased by 26 basis from 7.24 percent in 2000 to 6.98 percent in 2001. Average interest earning-assets increased by $57.4 million, as compared with the comparable three-month period in 2000. The net increase in average interest-bearing liabilities was $51.2 million over the comparable three-month period in 2000. The 2001-second quarter changes in average earning asset volumes were primarily due to increased volumes of loans and taxable investment securities were funded with more costly interest-bearing liabilities, primarily higher rate Super Max Savings accounts, coupled with increased volumes of other borrowings.

Interest income for the six-month period ended June 30, 2001 increased by approximately $2.1 million or 12.25 percent, versus the comparable period ended June 30, 2000. The primary factor contributing to the increase was the growth of earning assets, primarily investment securities and loans. The Corporation's loan portfolio increased on average $23.0 million to $201.7 million from $178.7 million in the same period of 2000. This growth was primarily driven by growth in commercial loans, commercial mortgages, and home equity lines of credit. This growth was funded primarily by increased levels of money market and savings deposits and short-term borrowings. The loan portfolio (traditionally the Corporation's highest yielding earning asset) represented approximately 37 percent of the Corporation's interest earning-assets (on average) for the six months ended June 30, 2001 and 2000.

For the three-month period ended June 30, 2001 interest income increased by $736,000 or 8.30 percent over the comparable three-month period in 2000. The primary factor contributing to the increase was a higher level of investment interest income and loan income. The Corporation's loan portfolio increased on average $19.3 million to $203.6 million from $184.3 million in the same quarter in 2000, primarily driven by growth in commercial loans, commercial mortgages and home equity lines of credit. This growth was funded primarily through increased levels of money market and savings deposits, and short-term borrowings. The loan portfolio represented approximately 37 percent of the Corporation's interest earning assets (on average) during the second quarter of 2001 and 37 percent in the same quarter in 2000.

Average investment volume increased both for the six and three month periods in 2001 compared to 2000. For the six months ended June 30, 2000 investments increased $30.8 million to approximately $333.3 million. For the three months ended June 30, 2001 the increase amounted to $30.7 million compared to the average investments for the second quarter of 2000.

Average Federal funds sold and securities purchased under agreements to resell increased both for the six and three month periods in 2001 compared to 2000. For the six months ended June 30, 2001 the increase amounted to $7.8 million. For the three months ended June 30, 2001 the increase amounted to $7.3 million.

Interest expense for the six months ended June 30, 2001 increased as a result of a rise in savings and short-term borrowing volumes despite declining short-term interest rates and the resultant impact on the higher cost short-term


                         Center Bancorp Inc. Form 10-Q                  Page 10
borrowings. For the six months ended June 30, 2001, interest expense increased $1,119,000 or 14.95 percent as compared with the comparable six-month period in 2000.

Interest expense for the three months ended June 30, 2001 increased as a result of a rise in savings and short-term borrowing volumes despite declining short-term interest rates. For the three months ended June 30, 2001, interest expense increased $257,000 or 6.49 percent as compared with the comparable three-month period in 2000.

For both the three and six month periods, short-term interest rates have decreased as a result of monetary policy promulgated by the Federal Reserve Open Market Committee. The Fed has lowered the Federal Funds index rate on January 3, January 31, March 20, April 18, May 15 and June 27, 2001. Since June 2000 the Federal Funds rate has fallen 275 basis points.

For the six months ended June 30, 2001, the Corporation's net interest spread on a tax-equivalent basis (i.e. interest income on a tax-equivalent basis as a percent of average interest-earning-assets less interest expense as a percent of total interest bearing liabilities) decreased to 3.23 percent from 3.34 percent for the six months ended June 30, 2000. This decrease reflected a narrowing of margins primarily due to the previously discussed change in the mix and increase in rates paid on certain interest bearing liabilities. The increase in these funding costs continues to change disproportionately to the rates on new loans and investments. The yield on interest-earning assets for the six months ended June 30, 2001, decreased to 7.08 percent from 7.16 percent in 2000. The average rate paid on interest-bearing liabilities increased to 3.85 percent during the first six months of 2001 from 3.82 percent in the comparable period in 2000.

For the three months ended June 30, 2001, the Corporation's net interest spread on a tax-equivalent basis decreased to 3.26 percent from 3.31 percent for the three months ended June 30, 2000. This decrease reflected a narrowing of spreads between yields earned on loans and investments and rates paid for supporting funds. The yield on interest-earning assets for the three months ended June 30, 2000 decreased to 6.98 percent from 7.24 percent in the comparable period in 2000. The average rates paid on supporting funds decreased to 3.72 percent during the second quarter of 2001 from 3.93 percent in the comparable period in 2000.

The contribution of non-interest-bearing sources (i.e. the differential between the average rate paid on all sources of funds and the average rate paid on interest-bearing sources) was approximately 67 and 74 basis points during the six month periods ended June 30, 2001 and 2000, respectively, and 65 and 74 basis points for the respective three month periods ended June 30, 2001 and 2000, respectively.

The following table "Analysis of Variance in Net Interest Income Due to Volume and Rates" analyzes net interest income by segregating the volume and rate components of various interest-earning assets and liabilities and the changes in the rates earned and paid by the Corporation.


Analysis of Variance in Net Interest Income Due to Volume and Rates (Tax-Equivalent Basis)
================================================================================

==============================================================================================================================
                                               Three Months Ended 6/30/01                   Six Months Ended 6/30/01
                                              2001/2000 Increase/(Decrease)               2001/2000 Increase/(Decrease)
                                                     Due to Change in:                          Due to Change in:
                                        ======================================================================================

(dollars in thousands)                    Average         Average         Net         Average         Average         Net
                                           Volume          Rate          Change        Volume          Rate          Change
                                        -----------    -----------    -----------    -----------    -----------    -----------
Interest-earning assets
Investment Securities
     Taxable                            $       682    $      (174)   $       508    $     1,393    $       (14)   $     1,379
     Non-taxable                               (165)             4           (161)          (346)            10           (336)
Federal funds sold and securities
purchased under agreement to resell              91            (19)            72            420           (241)           179
Loans, net of unearned discount                 363           (101)           262            871           (108)           763
                                        -----------    -----------    -----------    -----------    -----------    -----------
     Total interest-earning assets      $       971    $      (290)   $       681    $     2,338    $      (353)   $     1,985
--------------------------------------- -----------    -----------    -----------    -----------    -----------    -----------
Interest-bearing liabilities:
Money Market deposits                   $       (41)   $      (108)   $      (149)   $       (45)   $      (146)   $      (191)
Savings deposits                                256             99            355            481            391            872
Time deposits                                  (209)          (111)          (320)          (190)           (15)          (205)
Other interest-bearing deposits                  (9)           (52)           (61)            (9)           (56)           (65)
Borrowings                                      520            (88)           432            815           (107)           708
                                        -----------    -----------    -----------    -----------    -----------    -----------
     Total interest-bearing liabilities $       517    $      (260)   $       257    $     1,052    $        67    $     1,119
--------------------------------------- -----------    -----------    -----------    -----------    -----------    -----------
Change in net interest income           $       454    $       (30)   $       424    $     1,286    $      (420)   $       866
==============================================================================================================================



                         Center Bancorp Inc. Form 10-Q                  Page 11

The following table, "Average Balance Sheet with Interest and Average Rates", presents for the six months ended June 30, 2001 and 2000 the Corporation's average assets, liabilities and stockholders' equity. The Corporation's net interest income, net interest spreads and net interest income as a percentage of interest-earning assets are also reflected.

Average Balance Sheet with Interest and Average Rates

                                                                                  Six Month
                                                                            Period Ended June 30,
                                                                  2001                                 2000
------------------------------------------------------------------------------------------------------------------------------
                                                                Interest      Average                 Interest      Average
                                                     Average     Income/       Yield/      Average     Income/       Yield/
(tax equivalent basis, dollars in thousands)         Balance     Expense        Rate       Balance     Expense        Rate
------------------------------------------------------------------------------------------------------------------------------
Assets
Interest-earning assets:
   Investment securities: (1)
        Taxable                                     $ 323,218    $  11,101         6.87%  $ 282,673    $   9,722         6.88%
        Non-taxable                                    10,034          353         7.04%     19,868          689         6.94%
Federal funds sold and securities
purchased under agreement to resell                    11,989          305         5.09%      4,204          126         5.99%
Loans, net of unearned income (2)                     201,722        7,600         7.54%    178,654        6,837         7.65%
                                                    ---------    ---------    ---------   ---------    ---------    ---------
               Total interest-earning assets          546,963       19,359         7.08%    485,399       17,374         7.16%
                                                    ---------    ---------    ---------   ---------    ---------    ---------

Non-interest earning assets
Cash and due from banks                                17,295                                15,729
Other assets                                           23,268                                20,465
Allowance for possible loan losses                     (1,696)                               (1,435)
               Total non-interest earning assets       38,867                                34,759
                                                    ---------                             ---------
               Total assets                         $ 585,830                             $ 520,158
                                                    ---------                             ---------

Liabilities and stockholders' equity
     Interest-bearing liabilities:
     Money Market deposits                          $  74,114    $   1,032         2.78%  $  77,059    $   1,223         3.17%
     Savings deposits                                 113,212        1,864         3.29%     80,288          992         2.47%
     Time deposits                                    110,770        2,837         5.12%    118,177        3,042         5.15%
     Other interest bearing deposits                   44,053          329         1.49%     45,044          394         1.75%
     Borrowings                                       104,555        2,540         4.86%     71,213        1,832         5.15%
                                                    ---------    ---------    ---------   ---------    ---------    ---------
               Total interest-bearing liabilities     446,704        8,602         3.85%    391,781        7,483         3.82%
                                                    ---------    ---------    ---------   ---------    ---------    ---------

Noninterest-bearing liabilities:
     Demand deposits                                   92,745                                86,956
     Other noninterest-bearing deposits                 1,017                                   475
     Other liabilities                                  4,211                                 3,653
                                                    ---------                             ---------
          Total noninterest-bearing liabilities        97,973                                91,084
     Stockholders' equity                              41,153                                37,293
                                                                                          ---------
          Total liabilities and
          stockholders' equity                      $ 585,830                             $ 520,158
                                                    ---------                             ---------

Net interest income (tax-equivalent basis)                       $  10,757                             $   9,891
                                                                 ---------                             ---------
Net Interest Spread                                                                3.23%                                 3.34%
                                                                              ---------                             ---------
Net interest income as percent
of earning-assets                                                                  3.93%                                 4.08%
                                                                              ---------                             ---------
Tax equivalent adjustment (3)                                         (120)                                 (234)
                                                                 ---------                             ---------
Net interest income                                              $  10,637                             $   9,657
                                                                 ---------                             ---------


(1) Average balances for available-for-sale securities are based on amortized cost

(2) Average balances for loans include loans on non-accrual status

(3) The tax-equivalent adjustment was computed based on a statutory Federal income tax rate of 34 percent


                         Center Bancorp Inc. Form 10-Q                  Page 12

The following table, "Average Balance Sheet with Interest and Average Rates", presents for the three months ended June 30, 2001 and 2000 the Corporation's average assets, liabilities and stockholders' equity. The Corporation's net interest income, net interest spreads and net interest income as a percentage of interest-earning assets are also reflected.


Average Balance Sheet with Interest and Average Rates

                                                                                         Three Month
                                                                                     Period Ended June 30,
                                                                           2001                              2000
---------------------------------------------------------------------------------------------------------------------------------
                                                                         Interest     Average               Interest      Average
                                                               Average    Income/     Yield/     Average    Income/        Yield/
(tax equivalent basis, dollars in thousands)                   Balance    Expense      Rate      Balance    Expense        Rate
---------------------------------------------------------------------------------------------------------------------------------
Assets
     Interest-earning assets:
          Investment securities:(1)
               Taxable                                        $328,483    $  5,548       6.76%  $288,377    $  5,040       6.99%

Non-taxable                                                     10,034         177       7.06%    19,383         338       6.98%
Federal funds sold and securities
purchased under agreement to resell                             11,508         139       4.83%     4,230          67       6.34%
Loans, net of unearned income (2)                              203,596       3,798       7.46%   184,277       3,536       7.68%
                                                              --------    --------   --------   --------    --------
          Total interest-earning assets                       $553,621    $  9,662       6.98%   496,267       8,981       7.24%
                                                              --------    --------   --------   --------    --------

Non-interest earning assets
     Cash and due from banks                                    17,161                            16,576
     Other assets                                               26,483                            20,550
Allowance for possible loan losses                              (1,730)                           (1,442)
                                                              --------                          --------
          Total non-interest earning assets                     41,914                            35,684
                                                              --------                          --------
          Total assets                                        $595,535                          $531,951
                                                              --------                          --------


Liabilities and stockholders' equity
Interest-bearing liabilities:
     Money Market deposits                                    $ 74,473         488       2.62%  $ 79,845         637       3.19%
     Savings deposits                                          120,585         998       3.31%    88,588         643       2.90%
     Time deposits                                             102,105       1,244       4.87%   118,827       1,564       5.26%
     Other interest bearing deposits                            43,602         147       1.35%    45,727         208       1.82%
     Borrowings                                                112,913       1,337       4.74%    69,519         905       5.21%
                                                              --------    --------   --------   --------    --------
          Total interest-bearing liabilities                   453,678       4,214       3.72%   402,506       3,957       3.93%
                                                              --------    --------   --------   --------    --------   --------
Noninterest-bearing liabilities:
Demand deposits                                                 94,320                            87,517
Other noninterest-bearing deposits                               1,161                               377
Other liabilities                                                4,495                             3,886
                                                              --------                          --------
     Total noninterest-bearing liabilities                      99,976                            91,780
Stockholders' equity                                            41,881                            37,665
                                                              --------                          --------
          Total liabilities and
          stockholders' equity                                $595,535                          $531,951
                                                              --------                          --------
Net interest income (tax-equivalent basis)                                $  5,448                          $  5,024
                                                                          --------                          --------

Net Interest Spread                                                                      3.26%                             3.31%
                                                                                     --------                           -------
Net interest income as percent
of earning-assets                                                                        3.94%                             4.05%
                                                                                     --------                           -------
Tax equivalent adjustment (3)
                                                                              (60)                              (115)
                                                                          --------                          --------
Net interest income                                                       $  5,388                          $  4,909
                                                                          --------                          --------

(1) Average balances for available-for-sale securities are based on amortized cost

(2) Average balances for loans include loans on non-accrual status

(3) The tax-equivalent adjustment was computed based on a statutory Federal income tax rate of 34 percent


                         Center Bancorp Inc. Form 10-Q                  Page 13

Investment

For the six months ended June 30, 2001, the average volume of investment securities increased by $30.7 million as compared to the same period in 2000. The tax-equivalent yield on investments decreased to 6.87 percent or one basis point from a yield of 6.88 percent during the six-month period ended June 30, 2000. The yield on the investment portfolio during the first six months of 2001 was maintained through the purchase of higher coupon callable securities to replace, in certain cases, high yielding investments, which had matured, were prepaid, or were called and the purchase of $19 million trust preferred securities.

For the three months ended June 30, 2001, the average volume of investment securities increased by $30.8 million to $338.5 million from approximately $307.8 million on average for the same three-month period in 2000. The tax-equivalent yield on the investments was 6.76 percent and 6.99 percent in 2001 and 2000, respectively. The decrease in portfolio yield is due to the lower interest rate environment as well as a high liquidity position maintained during the quarter.

The impact of repricing activity on investment yields was enhanced by a change in portfolio mix, and to a lesser extent some maturity extension where risk is relatively minimal within the portfolio, resulting in wider spreads. Securities available-for-sale are a part of the Corporation's interest rate risk management strategy and may be sold in response to changes in interest rates, changes in prepayment risk, liquidity management and other factors.

For the six months ended June 30, 2001, the total investment portfolio excluding overnight investments, averaged $333.3 million, or 60.9 percent of earning-assets, as compared to $302.5 million or 62.3 percent for the six months ended June 30, 2000. The principal components of the investment portfolio are U.S. Government Federal Agency callable and non-callable securities, including agency issued collateralized mortgage obligations.

Loans

Loan growth during the first three-months of 2001 occurred in all categories of the loan portfolio. This growth resulted from the Corporation's business development efforts enhanced by the Corporation's entry into new markets through expanded branch facilities. The slight decrease in the loan portfolio yields for the three and six-month period was the result of decline in interest rates as compared with the converse in 2000. Another contributing factor to the decline in portfolio yield was the competitive rate pricing structure maintained by the Corporation to attract new loans and by the heightened competition for lending relationships that exists in the Corporation's market. The Corporation's desire to grow this segment of the earning-asset mix is reflected in its current business development plan and marketing plans, as well as its short-term strategic plan.

Further analyzing the loan portfolio for the six-months ended June 30, 2001, average loan volume increased $23.0 million or 12.87 percent, while portfolio yield decreased by 11 basis points as compared with the same period in 2000. The increased total average loan volume was due primarily to increased customer activity, new lending relationships and new markets. The volume related factors during the period contributed increased revenue of $363,000 while rate related changes amounted to $(101,000). Total average loan volume increased to $203.6 million with a net interest yield of 7.46 percent, as compared to $184.3 million with a yield of 7.68 percent for the three-months ended June 30, 2000.


                         Center Bancorp Inc. Form 10-Q                  Page 14

Allowance for Loan Losses

The purpose of the allowance for loan losses is to absorb the impact of losses inherent in the loan portfolio. Additions to the allowance are made through provisions charged against current operations and through recoveries made on loans previously charged-off. The allowance for loan losses is maintained at an amount considered adequate by management to provide for potential credit losses inherent in the loan portfolio based upon a periodic evaluation of the risk characteristics of the loan portfolio. In establishing an appropriate allowance, an assessment of the individual borrowers, a determination of the value of the underlying collateral, a review of historical loss experience and an analysis of the levels and trends of loan categories, delinquencies, and problem loans are considered. The level and trend of interest rates and current economic conditions are also reviewed. At June 30, 2001, the allowance amounted to $1,864,000 as compared to $1,655,000 at December 31, 2000, and $1,543,000 at
June 30, 2000. The provision for loan losses during the six and three-month periods ended June 30, 2001 amounted to $257,500 and $182,500, respectively, compared to $202,000 and $151,000 during the six and three month periods ended June 30, 2000, respectively. The increase in the provision during the second quarter was due to increased loan portfolio growth and changing composition of in the portfolio.

Various regulatory agencies, as an integral part of their examination process, periodically review the Corporation's allowance for loan losses. Such agencies may require the Corporation to increase the allowance based on their analysis of information available to them at the time of their examinations. The allowance for loan losses as a percentage of total loans amounted to .91 percent at June 30, 2001 and .82 percent at June 30, 2000.

In management's view, the level of the allowance as of June 30, 2001 is adequate to cover losses inherent in the loan portfolio. The Corporation's statements herein regarding the adequacy of the allowance for loan losses constitute forward-looking statements under the Private Securities Litigation Reform Act of 1995. Actual results may indicate that the amount of the Corporation's allowance was inadequate. Factors that could cause the allowance to be inadequate are the same factors that are analyzed by the Corporation in establishing the amount of the allowance.

During the six month period ended June 30, 2001, the Corporation did not experience any substantial credit problems within its loan portfolio. Net charge-offs were approximately $49,000 and were comprised of installment loans. At June 30, 2001 the Corporation had non-accrual loans amounting to $209,000 as compared with $246,000 at December 31, 2000 and $270,000 of non-accrual loans at June 30, 2000. The Corporation continues to aggressively pursue collections of principal and interest on loans previously charged-off.

The Corporation defines impaired loans to consist of non-accrual loans and loans internally classified as substandard or worse, in each instance above an established dollar threshold of $200,000. All loans below the established dollar threshold are considered homogenous and are collectively evaluated for impairment. At June 30, 2001, total impaired loans were approximately $1,998,887 compared to $1,461,000 at December 31, 2000 and $0.00 at June 30, 2000. Although classified as substandard, impaired loans were current with respect to principal and interest payments.


                         Center Bancorp Inc. Form 10-Q                  Page 15

Changes in the allowance for possible loan losses for the six-month periods ended June 30, 2001 and 2000, respectively, are set forth below.


Allowance for loan losses
(Dollars in thousands)
================================================================================
                                                  Six Months Ended June 30,
                                                    2001              2000
Average loans outstanding                        $ 201,722         $ 178,654
--------------------------------------------------------------------------------
Total loans at end of period                       205,384           188,086
--------------------------------------------------------------------------------
Analysis of the allowance for loan losses
Balance at the beginning of year                     1,655             1,423
Charge-offs:
Commercial                                               0                 0
Real estate-mortgage                                     0                 0
Installment loans                                       51                85
--------------------------------------------------------------------------------
     Total charge-offs                                  51                85
Recoveries:
Commercial                                               0                 0
Real estate-mortgage                                     0                 0
Installment loans                                        2                 3
--------------------------------------------------------------------------------
     Total recoveries                                    2                 3
Net Charge-offs:                                        49                82
--------------------------------------------------------------------------------
Provision for Loan Losses                              258               202
--------------------------------------------------------------------------------
Balance at end of period                           $ 1,864           $ 1,543
--------------------------------------------------------------------------------
Ratio of net charge-offs during the period to
average loans outstanding during the period          0.00%             0.05%
--------------------------------------------------------------------------------
Allowance for loan losses as a
percentage of total loans                            0.91%             0.82%
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


                         Center Bancorp Inc. Form 10-Q                  Page 16

At June 30, 2001, December 31, 2000 and June 30, 2000, the Corporation had no restructured loans. Non-accrual loans amounted to $209,000 at June 30, 2001, and were primarily comprised of first and second lien residential mortgages. At December 31, 2000, non-accrual loans amounted to $246,000 and were comprised of first and second lien residential mortgages. At June 30, 2000, non-accrual loans amounted to $270,000 and were comprised of first and second lien residential mortgages. At June 30, 2001 the Corporation's loans 90 days past due and still accruing amounted to approximately $242,000. Such loans amounted to $2,000 at December 31, 2000 and none at June 30, 2000.

The outstanding balances of accruing loans, which are 90 days or more past due as to principal or interest payments and non-accrual loans at June 30, 2001, December 31, 2000 and June 30, 2000, were as follows:

Non-Performing Loans At

                                                      June 30,       December 31,   June 30,
(Dollars in thousands)                                  2001            2000          2000
==============================================================================================
Loans past due 90 days and still accruing           $        242     $        2    $         0
Non-accrual loans                                            209            246            270
------------------------------------------------   -------------   ------------   ------------
Total non-performing loans                                   451            248            270
==============================================================================================
Other Real Estate Owned (OREO)                                 0             49              0
----------------------------------------------------------------------------------------------
Total non-performing assets                         $        451     $      297    $       270
----------------------------------------------------------------------------------------------


At June 30, 2001, non-performing assets, consisting of loans on non-accrual status plus other real estate owned (OREO), amounted to $209,000 or .10 percent of total loans outstanding as compared to $295,000 or .15 percent at December 31, 2000 and $270,000 or .14 percent at June 30, 2000.

At June 30, 2001, the Corporation did not have any other real estate owned
(OREO). The Corporation's OREO at December 31, 2000 amounted to $49,000 and consisted of a residential property acquired through foreclosure and subsequently sold on March 20, 2001 at a loss of $3,970. At June 30, 2000 the Corporation did not have any other real estate owned.

Other Non-Interest Income

The following table presents the principal categories of non-interest income for the three and six month periods ended June 30, 2001 and 2000.

-----------------------------------------------------------------------------------------------------------------
                                             Three Months Ended                   Six Months Ended
(dollars in thousands)                           June 30,                             June 30,
                                             2001       2000         % change     2001        2000       % change
                                           --------    --------                 --------    --------
Other income:
Service charges, commissions and fees      $    400    $    317        26.18    $    787    $    572        37.59

Other income                                    165         184       (10.33)        274         269         1.86
Net Gain (Loss) on securities sold              124         (16)         N/M         152         (71)         N/M
                                           --------    --------       ------    --------    --------        -----
     Total other income                    $    689    $    485        42.06    $  1,213    $    770        57.53
-----------------------------------------------------------------------------------------------------------------


                         Center Bancorp Inc. Form 10-Q                  Page 17

For the three-month period ended June 30, 2001, total other (non-interest) income excluding net gain (loss) on securities sold, reflects an increase of $204,000 or 12.99 percent compared with the comparable three-month period ended June 30, 2000. This increase was primarily a result of higher service charges, commissions, and fees on deposit accounts including an increase in ATM surcharge income. Excluding the $102,000 gain on the sale of the closed branch facility carried as other real estate owned in the 2000 three month period, the Corporation recorded a rise in other income due to higher letter of credit income as well as the recorded change in the net asset value of Bank owned life insurance which is included in other income.

For the six months ended June 30, 2001, total other (non-interest) income excluding net gain (loss) on securities sold, increased $453,000 or 26.16 percent as compared to the six months ended June 30, 2000. The increase in other income is primarily due to the increase in service charges, commissions and fees, which primarily increased as a result of an increase in business activity. The 2000 six-month period included the $102,000 gain on the sale of the closed branch facility carried as other real estate owned. For the three and six month periods ended June 30, 2001 the Corporation recorded net gains of $124,000 and $152,000 on securities sold from the available-for-sale investment portfolio compared to losses of $16,000 and $71,000 recorded in the 2000 comparable periods. The sales were made in the normal course of business and proceeds were reinvested in securities.

Other Non-Interest Expense
The following table presents the principal categories of non-interest expense for the three and six month periods ended June 30, 2001 and 2000.

---------------------------------------------------------------------------------------------------------------------
(dollars in thousands)                  Three Months Ended                         Six Months Ended
                                             June 30,                                   June 30,
                                       2001          2000        % change         2001          2000         % change
                                     --------      --------      --------       --------      --------       --------
Other expense:
Salaries and employee benefits       $  1,836      $  1,742          5.40       $  3,706      $  3,425          8.20
Occupancy expense, net                    370           336         10.12            804           693         16.02
Premise & equipment expense               332           348         (4.60)           668           692         (3.47)
Stationery and printing expense           134           151        (11.26)           227           244         (6.97)
Marketing & Advertising                   132           117         12.82            258           238          8.40
Legal and Consulting                      191           125         52.80            306           205         49.27
Other expenses                            716           600         19.33          1,394         1,147         21.53
                                     --------      --------                     --------      --------
Total other expense                  $  3,711      $  3,419          8.54       $  7,363      $  6,644         10.82
---------------------------------------------------------------------------------------------------------------------


The level of operating expenses during the first six months of 2001 was unfavorably impacted by an increase in several expense categories. The year to year increase in expenses are primarily attributable to the continued investment in technology and the need to attract, develop, and retain high caliber employees. The Corporation's ratio of other expenses (annualized) to average assets increased to 2.58 percent in the first six months of 2001 from 2.55 percent for the first six months of 2000. The Corporation's efficiency ratio (defined as non-interest expenses divided by tax-equivalent net interest income plus recurring non-interest income) at June 30, 2001 was 60.7 percent compared to 64.3 percent at June 30, 2000.

Salaries and employee benefits increased $281,000 or 8.20 percent in the six months of 2001 over the comparable six-month period ended June 30, 2000. This increase is primarily attributable to normal merit increases, promotional raises and higher benefit costs. Staffing levels overall decreased to 158 full-time equivalent employees at June 30, 2001 compared to 161 full-time equivalent employees at June 30, 2000.


                         Center Bancorp Inc. Form 10-Q                  Page 18

Occupancy and Bank premise and equipment expenses for the six months ended June 30, 2001 increased $87,000 or 6.28 percent over the comparable six-month period in 2000. This increase in Bank premise and equipment expense in 2001 is primarily attributable to higher operating costs (utilities, rent, real estate taxes and general repair and maintenance) of the Corporation's expanded facilities, coupled with higher equipment maintenance and repair and depreciation expenses.

Stationery and printing expenses for the six months decreased $17,000 or 6.97 percent compared to 2001 and reflect lower costs associated with the branch network despite higher business activity. Stationery and printing expense in 2000 included "startup" costs associated with the Summit and Springfield banking centers.

Marketing and advertising expenses for the six months increased $20,000 or 8.40 percent in 2001 compared to 2000, which included the expenses associated with the reopening of the Springfield branch and the grand opening of the Summit branch.

Legal and consulting expense for the six months of 2001 increased $101,000 or
49.27 percent compared to 2000 and reflect increased costs associated with the formation of a Real Estate Investment Trust and expenses associated with Project 2000, a revenue enhancing initiative. Associated with general corporate matters , as well as costs associated with a sales training program and expanded EDP audit function.

For the three-month period ended June 30, 2001 total other (non-interest) expenses increased $292,000 or 8.54 percent over the comparable six months ended June 30, 2000. Increases were recorded in several expense categories except. The reasons for the increases and decreases in the level of expenses for the three month period ended June 30, 2001 compared to June 30, 2000 are similar to the reasons discussed above for the six month comparison.

Provision for Income Taxes

The Corporation's provision for income taxes increased from 2000 to 2001, primarily as a result of higher levels of taxable income. The effective tax rates for the Corporation for the periods ended June 30, 2001 and 2000 were 34.9 percent, 32.2 percent, respectively. The difference between the statutory and effective tax rates primarily reflects the tax-exempt status of interest income on obligations of states and political subdivisions and disallowed expense items for tax purposes, such as travel and entertainment expense, as well as amortization of goodwill. Tax-exempt interest income on a tax-equivalent basis decreased by $336,000 or 48.77 percent from 2000 to 2001.

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


                         Center Bancorp Inc. Form 10-Q                  Page 19

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

At June 30, 2001, the Corporation reflects a negative interest sensitivity gap (or an interest sensitivity ratio) of 0.56:1.0 at the cumulative one-year position. The maintenance of a liability-sensitive position during the first six months of 2001 has had a positive impact on the Corporation's net interest margins; however, based on management's perception that interest rates will continue to be volatile, emphasis has been placed on interest-sensitivity matching with the objective of achieving a stable net interest spread during the balance of 2001.

Liquidity

The liquidity position of the Corporation is dependent on successful management of its assets and liabilities so as to meet the needs of both deposit and credit customers. Liquidity needs arise principally to accommodate possible deposit outflows and to meet customers' requests for loans. Scheduled principal loan repayments, maturing investments, short-term liquid assets and deposit in-flows, can satisfy such needs. The objective of liquidity management is to enable the Corporation to maintain sufficient liquidity to meet its obligations in a timely and cost-effective manner. Management monitors current and projected cash flows, and adjusts positions as necessary to maintain adequate levels of liquidity. By using a variety of potential funding sources and staggering maturities, the risk of potential funding pressure is significantly reduced. Management also maintains a detailed liquidity contingency plan designed to adequately respond to situations which could lead to liquidity concerns. Anticipated cash-flows at June 30, 2001, projected to June of 2002, indicates that the Bank's liquidity should remain strong, with an approximate projection of $84.1 million in


                         Center Bancorp Inc. Form 10-Q                  Page 20
anticipated cash flows over the next twelve months. This projection represents a forward-looking statement under the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from this projection depending upon a number of factors, including the liquidity needs of the Bank's customers, the availability of sources of liquidity and general economic conditions.

The Corporation derives a significant proportion of its liquidity from its core deposit base. For the six-month period ended June 30, 2001, core deposits (comprised of total demand, savings accounts, and money market accounts under $100,000) represented 52.8 percent of total deposits as compared with 58.7 percent in the comparable period in 2000. Certain volatile rate sensitive deposits, concentrated in time certificates of deposit of $100,000 or more, for the six month period ended June 30, 2001 decreased by $26.5 million or 45.7 percent to 7.40 percent of total deposits from 13.57 percent during the six months ended June 30, 2000.

Average funding sources during the six months ended June 30, 2001 increased by approximately $61.3 million compared to 2000. The increase was due to an increase in money market, savings, non-interest demand deposits and borrowings, primarily FHLB advances and securities sold under agreements to repurchase. Non-interest bearing funding sources as a percentage of the funding mix amounted to 17.3 percent and 18.2 percent on average for the six-month period ended June 30, 2001 and 2000.

Short-term borrowings can be used to satisfy daily funding needs. Balances in these accounts fluctuate significantly on a day-to-day basis. The Corporation's principal short-term funding sources are securities sold under agreement to repurchase and advance from the Federal Home Loan Bank (FHLB). Average short-term borrowings during the first six months of 2001 were $104.6 million, an increase of $33.4 million or 46.9 percent from $71.2 million in average short-term borrowings during the comparable six months ended June 30, 2000.

Cash Flow

The consolidated statements of cash flows present the changes in cash and cash equivalents from operating, investing and financing activities. During the six months ended June 30, 2001, cash and cash equivalents (which increased overall by $6.9 million) were provided (on a net basis) by approximately $4.8 million in net cash flows from operating activities and by $17.0 million in net cash flows provided by financing activities. A total of $15.0 million was used in net investing activities; of that amount $6.5 million was used to increase loans, on a net basis 2.0 million was provided by investment securities primarily from the available-for-sale portfolio and $10.0 million was used to purchase Bank Owned Life Insurance.

Stockholders' Equity

Stockholders' equity averaged $41.2 million for the six-month period ended June 30, 2001, an increase of $3.8 million or 10.19 percent from $37.3 million, for the same period in 2000. The Corporation's dividend reinvestment and optional stock purchase plan contributed $119,000 in new capital for the six months ended June 30, 2001 as compared with $127,000 for the comparable period in 2000. Tangible book value per common share was $10.13 at June 30, 2001 as compared to $9.40 at December 31, 2000 and $8.83 at June 30, 2000.

On June 1, 2001 the Corporation issued 187,311 shares of its common stock in payment of a 5% stock dividend declared on April 17, 2001 to stockholders of record May 18, 2001.

                         Center Bancorp Inc. Form 10-Q                  Page 21

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

Risk-Based Capital/Leverage

FDIC regulations require banks to maintain minimum levels of regulatory capital. Under the regulations in effect at June 30, 2001, the Bank was required to maintain (i) a minimum leverage ratio of Tier 1 capital to total adjusted assets of 4.0%, and (ii) minimum ratios of Tier 1 and total capital to risk-weighted assets of 4.0% and 8.0%, respectively.

At June 30, 2001, total Tier l capital (defined as tangible stockholders' equity for common stock and certain perpetual preferred stock) amounted to $38.97 million or 6.65 percent of total average assets. The Tier I and Tier II leverage capital ratio was 6.90 percent of total assets. Tier I capital excludes the effect of SFAS No. 115, which amounted to $1.3 million of net unrealized gains, after tax, on securities available-for-sale (included as a component of other comprehensive income) and goodwill of approximately $2.3 million as of June 30, 2001.

At June 30, 2001, the Corporation's estimated Tier I risk based and total risk-based capital ratios were 11.47 percent and 12.03 percent, respectively. These ratios are well above the minimum guidelines of capital to risk-adjusted assets in effect as of June 30, 2001.

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

As of June 30, 2001, management believes that the Bank and the Corporation meet all capital adequacy requirements to which they are subject.


                         Center Bancorp Inc. Form 10-Q                  Page 22

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

The Corporation's profitability is affected by fluctuations in interest rates. A sudden and substantial increase or decrease in interest rates may adversely affect the Corporation's earnings to the extent that the interest rates borne by assets and liabilities do not similarly adjust. The Corporation's primary objective in managing interest rate risk is to minimize the adverse impact of changes in interest rates on the Corporation's net interest income and capital, while structuring the Corporation's asset-liability structure to obtain the maximum yield-cost spread on that structure. The Corporation relies primarily on its asset-liability structure to control interest rate risk. The Corporation continually evaluates interest rate risk management opportunities, including the use of derivative financial instruments. The management of the Corporation believes that hedging instruments currently available are not cost-effective, and therefore, has focused its efforts on increasing the Corporation's yield-cost spread through wholesale and retail growth opportunities.

The Corporation monitors the impact of changes in interest rates on its net interest income using several tools. One measure of the Corporation's exposure to differential changes in interest rates between assets and liabilities is the Corporation's analysis of its interest rate sensitivity. This test measures the impact on net interest income and on net portfolio value of an immediate change in interest rates in 100 basis point increments. Net portfolio value is defined as the net present value of assets, liabilities and off-balance sheet contracts.

The primary tool used by management to measure and manage interest rate exposure is a simulation model. Use of the model to perform simulations reflecting changes in interest rates over one and two-year time horizons has enabled management to develop and initiate strategies for managing exposure to interest rate risk. In its simulations, management estimates the impact on net interest income of various changes in interest rates. Projected net interest income sensitivity to movements in interest rates is modeled based on both an immediate rise and fall in interest rates ("rate shock"), as well as gradual changes in interest rates over a 12 month time period. The model is based on the actual maturity and repricing characteristics of interest-rate sensitive assets and liabilities. The model incorporates assumptions regarding earning-asset and deposit growth, prepayments, interest rates and other factors. Management believes that both individually and taken together, these assumptions are reasonable, but the complexity of the simulation modeling process results in a sophisticated estimate, not an absolutely precise calculation of exposure. For example, estimates of future cash flows must be made for instruments without contractual maturity or payment schedules.

Based on the results of the interest simulation model as of June 30, 2001, the Corporation would expect a decrease of 6.22 percent in net interest income and an increase of 1.69 percent in net interest income if interest rates increase or decrease by 200 basis points, respectively, from current rates in an immediate and parallel shock over a twelve month period.

Computation of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and duration of deposits, and should not be relied upon as indicative of actual results. Further, the computations do not contemplate any actions that ALCO could undertake in response to changes in interest rates.


                         Center Bancorp Inc. Form 10-Q                  Page 23

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

Item 6  Exhibits and Reports on Form 8-K

                  A)       Exhibits: Exhibit (27-1) - Center Bancorp, Inc.

                  B)       Reports on Form 8-K

                           There were no reports on Form 8-K filed during the three months ended June 30, 2001

                         Center Bancorp Inc. Form 10-Q                  Page 24

SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf, by the undersigned, thereunto duly authorized.



                                                  CENTER BANCORP, INC.




DATE:   8/14/01                                    /s/ Anthony C. Weagley
                                                  -----------------------------
                                                  Anthony C. Weagley, Treasurer
                                                  (Chief Financial Officer)