Form 10-Q
period 2001-09-30
CENTER BANCORP INC
filed 2001-11-14
CIK 712771

                        SECURITIES & EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001 OR

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

                        Yes|X|                             No|_|

Shares outstanding on October 31, 2001
--------------------------------------
Common stock no par value 3,947,802 shares

                              CENTER BANCORP, INC.

INDEX TO FORM 10-Q


                                                                                 PAGE
PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Consolidated Statements of Condition
                  at September 30, 2001 (Unaudited) and December 31, 2000          3

                  Consolidated Statements of Income for the Three and Nine
                  Months Ended September 30, 2001 & 2000 (Unaudited)               4

                  Consolidated Statements of Cash Flows for the Nine Months
                  Ended September 30, 2001 & 2000 (Unaudited)                      5

                  Notes to the Consolidated Financial Statements                 6-8

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                 9-24

         Item 3.  Qualitative and Quantitative Disclosures about Market Risks     25


PART II.          OTHER INFORMATION

         Item 1.  Legal Proceedings                                               26

         Item 6.  Exhibits                                                        26

                  Signature                                                       26

Center Bancorp, Inc.
Consolidated Statements of Condition

                                                                                  September 30,         December 31,
(Dollars in thousands)                                                                2001                  2000
====================================================================================================================
                                                                                   (unaudited)
Assets:
Cash and due from banks                                                             $  17,513             $  22,274

Investment securities held to maturity (approximate
    market value of $161,077 in 2001 and $173,224 in 2000)                            157,730               173,754
Investment securities available-for-sale                                              191,075               156,513
--------------------------------------------------------------------------------------------------------------------
    Total investment securities                                                       348,805               330,267
--------------------------------------------------------------------------------------------------------------------

Loans, net of unearned income                                                         211,879               198,949
Less - Allowance for loan losses                                                        2,119                 1,655
--------------------------------------------------------------------------------------------------------------------
    Net loans                                                                         209,760               197,294
--------------------------------------------------------------------------------------------------------------------
Premises and equipment, net                                                            10,895                10,045
Accrued interest receivable                                                             5,121                 5,839
Other assets                                                                           11,761                 1,420
Goodwill                                                                                2,172                 2,414
--------------------------------------------------------------------------------------------------------------------
    Total assets                                                                    $ 606,027             $ 569,553
====================================================================================================================

Liabilities
Deposits:
    Non-interest bearing                                                            $  95,152             $  93,231
    Interest bearing:
    Certificates of deposit $100,000 and over                                          30,745                58,231
    Savings and time deposits                                                         303,422               273,834
--------------------------------------------------------------------------------------------------------------------
    Total deposits                                                                    429,319               425,296
--------------------------------------------------------------------------------------------------------------------
Federal funds purchased and securities sold under
    agreements to repurchase                                                           65,931                51,262
Federal Home Loan Bank advances                                                        60,000                50,000
Accounts payable and accrued liabilities                                                6,588                 3,813
--------------------------------------------------------------------------------------------------------------------
    Total liabilities                                                                 561,838               530,371
--------------------------------------------------------------------------------------------------------------------
Stockholders' equity
    Common stock, no par value:
    Authorized 20,000,000 shares; issued 4,493,551 and 4,483,521
      shares in 2001 and 2000, respectively                                            14,608                11,015
    Additional paid in capital                                                          4,140                 4,049
    Retained earnings                                                                  27,406                28,308
Treasury stock at cost (545,887 and 571,716 shares in 2001 and
      2000, respectively)                                                              (4,272)               (4,474)
Restricted stock                                                                          (42)                  (56)
Accumulated other comprehensive income                                                  2,349                   340
--------------------------------------------------------------------------------------------------------------------
    Total stockholders' equity                                                         44,189                39,182
--------------------------------------------------------------------------------------------------------------------
    Total liabilities and stockholders' equity                                      $ 606,027             $ 569,553
====================================================================================================================

All share and per share amounts have been restated to reflect the 5% stock dividend distributed on June 1, 2001 to stockholders of record May 18, 2001.

See Accompanying Notes to Consolidated Financial Statements.

Center Bancorp, Inc.
Consolidated Statements of Income
(unaudited)

                                                                   Three Months Ended              Nine Months Ended
                                                                      September 30,                  September 30,

(Dollars in thousands, except per share data)                      2001           2000            2001           2000
===========================================================================================================================
Interest income:
    Interest and fees on loans                                   $    3,912     $    3,750      $   11,512      $   10,587
    Interest and dividends on investment securities:
      Taxable interest income                                         5,380          5,019          16,481          14,741
      Nontaxable interest income                                        120            216             353             671
    Interest on Federal funds sold and securities
        purchased under agreement to resell                              26            100             331             226
------------------------------------------------------------   -------------  -------------   -----------------------------
        Total interest income                                         9,438          9,085          28,677          26,225
------------------------------------------------------------   -------------  -------------   -----------------------------

Interest expense:
    Interest on certificates of deposit $100,000 or more                239            972           1,271           2,553
    Interest on other deposits                                        2,228          2,343           7,258           6,413
    Interest on borrowings                                            1,363            942           3,903           2,774
------------------------------------------------------------   -------------  -------------   -------------  --------------
        Total interest expense                                        3,830          4,257          12,432          11,740
------------------------------------------------------------   -------------  -------------   -------------  --------------
        Net interest income                                           5,608          4,828          16,245          14,485
------------------------------------------------------------   -------------  -------------   -------------  --------------
Provision for loan losses                                               256             51             514             253
------------------------------------------------------------   -------------  -------------   -------------  --------------
Net interest income after provision for loan losses                   5,352          4,777          15,731          14,232
------------------------------------------------------------   -------------  -------------   -------------  --------------
Other income:
    Service charges, commissions and fees                               391            393           1,178             965
    Other income                                                        210             50             484             319
    Gain ( Loss) on securities sold                                      28              7             180             (64)
------------------------------------------------------------   -------------  -------------   -------------  --------------
        Total other income                                              629            450           1,842           1,220
------------------------------------------------------------   -------------  -------------   -------------  --------------
Other expense:
    Salaries and employee benefits                                    1,959          1,725           5,665           5,150
    Occupancy expense, net                                              364            337           1,168           1,030
    Premises and equipment expense                                      390            367           1,058           1,059
    Stationery and printing expense                                     107             89             334             333
    Marketing and advertising                                            92            110             350             348
    Other expenses                                                      849            803           2,549           2,155
------------------------------------------------------------   -------------  -------------   -------------  --------------
        Total other expense                                           3,761          3,431          11,124          10,075
------------------------------------------------------------   -------------  -------------   -------------  --------------
Income before income tax expense                                      2,220          1,796           6,449           5,377
Income tax expense                                                      725            553           2,199           1,707
------------------------------------------------------------   -------------  -------------   -------------  --------------
        Net income                                               $    1,495     $    1,243      $    4,250      $    3,670
============================================================   =============  =============   =============  ==============
Earnings per share
Basic                                                            $     0.38     $     0.32      $     1.08      $     0.92
Diluted                                                          $     0.38     $     0.31      $     1.07      $     0.92
============================================================   =============  =============   =============  ==============
Average weighted common shares outstanding
Basic                                                             3,944,629      3,935,296       3,934,092       3,980,768
Diluted                                                           3,980,698      3,953,880       3,967,540       4,001,400
============================================================   =============  =============   =============  ==============

All share and per share amounts have been restated to reflect the 5% stock dividend distributed on June 1, 2001 to stockholders of record May 18, 2001. See Accompanying Notes to Consolidated Financial Statements.

Center Bancorp, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

                                                                                Nine Months Ended
                                                                                   September 30
                                                                            ---------------------------
(Dollars in thousands)                                                         2001           2000
=======================================================================================================
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                    $   4,250       $  3,670
Adjustments to reconcile net income to net cash
    provided by operating activities:
Depreciation and amortization                                                     1,387          1,136
Provision for loan losses                                                           514            253
(Gain) Loss on sale of investment securities available-for-sale                    (180)            64
Proceeds from sale of other real estate owned                                        45            175
Decrease (Increase) in accrued interest receivable                                  718           (507)
Loss (Gain) on sale of other real estate owned                                        4           (102)
Increase in other assets                                                           (164)           (85)
Increase in Cash Surrender Value of Bank Owned Life Insurance                      (226)             0
Increase in other liabilities                                                     2,775            595
Amortization of premium and accretion of
    discount on investment securities, net                                          (52)            38
-------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                         9,071          5,237
=======================================================================================================
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of securities available-for-sale                        66,071         14,634
Proceeds from redemption of FHLB stock                                              460          4,803
Proceeds from maturities of securities held-to-maturity                          71,848         12,651
Proceeds from sales of securities available-for-sale                             27,659         20,342
Purchase of securities available-for-sale                                      (125,784)       (36,290)
Purchase of securities held-to-maturity                                         (56,552)       (21,553)
Net increase in loans                                                           (12,980)       (23,941)
Property and equipment expenditures, net                                         (1,995)          (548)
Purchase of bank owned life insurance                                           (10,000)             0
-------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                           (41,273)       (29,902)
-------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net  increase  in deposits                                                    4,023         41,584
    Dividends paid                                                               (1,744)        (1,706)
    Proceeds from issuance of common stock                                          493            583
    Repurchase of Treasury stock                                                      0         (2,931)
    Net increase (decrease) in short-term borrowing                              24,669         (8,564)
-------------------------------------------------------------------------------------------------------
      Net cash provided by financing activities                                  27,441         28,966
-------------------------------------------------------------------------------------------------------
      Net (decrease) increase in cash and cash equivalents                       (4,761)         4,301
-------------------------------------------------------------------------------------------------------

Cash and cash equivalents at beginning of period                              $  22,274       $ 18,675
----------------------------------------------------------------------------------------   ------------
Cash and cash equivalents at end of period                                    $  17,513       $ 22,976
========================================================================================   ============
Supplemental disclosures of cash flow information:
   Interest paid on deposits and short-term borrowings                        $  12,404       $ 11,559
   Income taxes                                                               $   1,129       $  1,636
   Transfer of investment securities held to maturity to investment
     securities available-for-sale                                            $       0       $ 25,358

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

Business

The Bank provides a full range of banking services to individual and corporate customers through branch locations in Union and Morris Counties, New Jersey. The Bank is subject to competition from other financial institutions, to the regulations of certain federal agencies, and undergoes periodic examinations by those regulatory authorities.

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

In the opinion of Management, all adjustments necessary for a fair presentation of the Corporation's financial position and results of operations for the interim periods have been made. Such adjustments are of a normal recurring nature. Results for the period ended September 30, 2001 are not necessarily indicative of results for any other interim period or for the entire fiscal year. Reference is made to the Corporation's Annual Report on Form 10-K for the year ended December 31, 2000 for information regarding accounting principles.

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

Upon adoption of Statement 142, the Corporation is required to evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in Statement 141 for recognition apart from goodwill. In addition, the Corporation will be required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Corporation will be required to test the intangible asset for impairment in accordance with the provisions of Statement 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

In connection with the transitional goodwill impairment evaluation, Statement 142 will require the Corporation to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this the Corporation must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Corporation will then have up to nine months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Corporation must perform the second step of the transitional impairment test. In the second step, the Corporation must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of it assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with Statement 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Corporation's statement of earnings.

And finally, any unamortized negative goodwill existing at the date Statement 142 is adopted must be written off as the cumulative effect of a change in accounting principle.

The Corporation is analyzing the impact of adopting statement 141 and 142.

Note 3

A summary of comprehensive income follows.

Comprehensive Income                                              Three Months                Nine Months
(Dollars in thousands)                                        Ended September 30,         Ended September 30,
-----------------------------------------------------------------------------------------------------------------
                                                               2001          2000          2001          2000
                                                            -----------   -----------   -----------   -----------
Net Income                                                     $ 1,495       $ 1,243       $ 4,250       $ 3,670
Other comprehensive income
Unrealized holding gains arising
during the period, net of taxes                                  1,040           666         2,128           440
Less reclassification adjustment for (gains)
losses included in net income (net of tax benefit)                 (18)           (5)         (119)           42
-----------------------------------------------------------------------------------------------------------------
Total other comprehensive income                                 1,022           661         2,009           482
-----------------------------------------------------------------------------------------------------------------
Total comprehensive income                                     $ 2,517       $ 1,904       $ 6,259       $ 4,152
=================================================================================================================

Note 4

The following is a reconciliation of the calculation of basic and diluted earnings per share.

                                                                  Three Months                 Nine Months
(In thousands, except per share data)                         Ended September 30,         Ended September 30,
-----------------------------------------------------------------------------------------------------------------
                                                               2001          2000          2001          2000
                                                            -----------   -----------   -----------   -----------
Net Income                                                     $ 1,495       $ 1,243       $ 4,250       $ 3,670
Weighted Average Shares                                          3,945         3,935         3,934         3,981
Effect of Dilutive Stock Options                                    36            19            34            20
-----------------------------------------------------------------------------------------------------------------
Total Weighted Average Dilutive Shares                           3,981         3,954         3,968         4,001
-----------------------------------------------------------------------------------------------------------------
Basic Earnings per Share                                       $  0.38       $  0.32       $  1.08       $  0.92
-----------------------------------------------------------------------   -----------   -----------   -----------
Diluted Earnings per Share                                     $  0.38       $  0.31       $  1.07       $  0.92
=================================================================================================================

All share and per share amounts have been restated to reflect the 5% stock dividend distributed on June 1, 2001 to stockholders of record May 18, 2001.

Management's Discussion & Analysis of
Financial Condition and Results of Operations

Net income and earnings per share (Basic and Diluted) increased by 15.80 percent, 17.39 percent and 17.58 percent, respectively, for the first nine months of 2001 compared to the first nine months of 2000. Net income for the nine months ended September 30, 2001 was $4,250,000 as compared to $3,670,000 earned for the comparable nine-month period of 2000. On a diluted per share basis, earnings were $1.07 as compared to $0.92 per share for the nine months ended September 30, 2000. All share and per share information for all periods presented have been restated to reflect the 5% stock dividend distributed
June 1, 2001, to stockholders of record May 18, 2001. The annualized return on average assets was 0.96 percent for the nine months ended September 30, 2001 as compared with 0.93 percent for the comparable period in 2000, while the annualized return on average stockholders' equity was 13.50 percent and 13.16 percent, respectively. Earnings performance for the nine months ended September 30, 2001, reflected increases in net interest income and non-interest income offset in part by an increase in non-interest expense and increases in the provisions for taxes and loan losses.

Net income for the three months ended September 30, 2001 amounted to $1,495,000 as compared to $1,243,000 for the comparable three-month period ended
September 30, 2000. On a diluted per share basis, earnings were $0.38 as compared to $0.31 per share for the three-month periods ended September 30, 2001 and 2000, respectively. The annualized return on average assets was 0.99 percent for the three months ended September 30, 2001 compared with 0.92 percent for the comparable three-month period in 2000. For the three-month period ended September 30, 2001, the annualized return on average stockholders' equity was
13.73 percent, as compared to 13.46 percent for the comparable three months ended September 30, 2000. Earnings performance for the third quarter of 2001 reflects an increase in net interest income and non-interest income partially offset by increases in the provisions for taxes and loan losses, coupled with an increase in non-interest expense.

Net interest income is the difference between the interest earned on the portfolio of earning-assets (principally loans and investments) and the interest paid for deposits and short-term borrowings, which support these assets. Net interest income is presented below first on a fully tax-equivalent basis by adjusting tax-exempt income (primarily interest earned on various obligations of state and political subdivisions) by the amount of income tax, which would have been paid, had the assets been invested in taxable issues and then in accordance with the Corporation's consolidated financial statements.

Net Interest Income
=================================================================================================================================
(dollars in thousands)                                  Three Months Ended                      Nine Months Ended
                                                          September 30,           Percent         September 30,         Percent
                                                       2001           2000         Change       2001         2000        Change
                                                    ------------   ------------   ---------   ----------   ----------   ---------
Interest income: (Tax-equivalent basis):
Investments                                             $ 5,562        $ 5,346        4.04     $ 17,016     $ 15,758        7.98
Loans, including fees                                     3,912          3,750        4.32       11,512       10,587        8.74
Federal funds sold and securities sold
  under agreements to repurchase                             26            100      (74.00)         331          226        9.35
                                                    ------------   ------------   ---------   ----------   ----------   ---------
  Total interest income                                   9,500          9,196        3.31       28,859       26,571        8.61
----------------------------------------------------------------   ------------   ---------   ----------   ----------   ---------
Interest expense:
  Certificates $100,000 or more                             239            972      (75.41)       1,271        2,553      (50.22)
  Savings and Time Deposits                               2,228          2,343       (4.91)       7,258        6,413       13.18
  FHLB advances                                             841            482       74.48        2,495        1,652       51.03
  Short-term borrowings                                     522            460       13.48        1,408        1,122       25.49
                                                    ------------   ------------   ---------   ----------   ----------   ---------
Total interest expense                                    3,830          4,257      (10.03)      12,432       11,740       12.15
------------------------------------------------    ------------   ------------   ---------   -----------------------   ---------
Net interest  income *tax-equivalent basis                5,670          4,939       14.80       16,427       14,831       10.76
------------------------------------------------    ============   ============   =========   =======================   =========
Tax-equivalent adjustment                                   (62)          (111)     (44.14)        (182)        (346)     (47.40)
Net interest income                                     $ 5,608        $ 4,828       16.16     $ 16,245     $ 14,485       12.15
================================================================   ============   =========   ==========   ==========   =========

* Before the provision for loan losses. NOTE: The tax-equivalent adjustment was computed based on an assumed statutory Federal income tax rate of 34 percent. Adjustments were made for interest accrued on securities of state and political subdivisions.

Net interest income on a fully tax-equivalent basis for the nine months ended September 30, 2001 increased $1.6 million or 10.76 percent, from $14.8 million for the comparable nine-month period in 2000. The Corporation's net interest margin decreased four basis points to 3.98 percent from 4.02 percent.

For the nine months ended September 30, 2001 and 2000, there was a 25 basis point decline in the average interest rates paid on total interest-bearing liabilities, as compared to a 20 basis point decrease in the average yield on earning-assets from 7.20 percent in 2000 to 7.00 percent for the nine months in 2001. For the nine months ended September 30, 2001 interest earning-assets increased by $57.7 million on average as compared with the nine months ended September 30, 2000. The 2001 year-to-date changes in average interest earning asset volumes were primarily due to increased volumes of taxable investments and loans and were funded in part with more costly interest-bearing liabilities. The increased cost in funding liabilities is primarily attributed to the Corporation's lag in reducing the rates on its deposit products such as Super Max, a high yield investment savings account and increased volumes of other borrowings.

Net interest income on a fully tax-equivalent basis increased $731,000 or 14.80 percent to $5.7 million for the three months ended September 30, 2001, from $4.9 million for the comparable period in 2000. The Corporation's net interest margin increased to 4.08 percent from 3.91 percent, primarily due to a 78 basis point decrease in the average interest rates paid on total interest-bearing liabilities, while the yield on earning-assets decreased by 44 basis points from
7.27 percent in 2000 to 6.83 percent in 2001. Average interest earning-assets increased by $50.2 million, as compared with the comparable three-month period in 2000. The net increase in average interest-bearing liabilities was $45.3 million over the comparable three-month period in 2000. The 2001-third quarter changes in average earning asset volumes were primarily due to increased volumes of loans and taxable investment securities, which were funded primarily with more costly interest-bearing liabilities, principally higher rate Super Max savings accounts, coupled with increased volumes of other borrowings.

Interest income on a fully tax-equivalent basis for the nine-month period ended September 30, 2001 increased by approximately $2.3 million or 8.61 percent, versus the comparable period ended September 30, 2000. The primary factor contributing to the increase was the growth of earning assets, primarily investment securities and loans. The Corporation's loan portfolio increased on average $22.0 million to $204.6 million from $182.6 million in the same period of 2000. This growth was primarily driven by growth in commercial mortgages, and residential mortgage loans. This growth was funded primarily by increased levels of high yield savings deposits and short-term borrowings. The loan portfolio (traditionally the Corporation's highest yielding earning asset) represented approximately 37 percent of the Corporation's interest earning-assets (on average) for the nine months ended September 30, 2001 and 2000.

For the three-month period ended September 30, 2001 interest income on a fully tax-equivalent basis increased by $304,000 or 3.31 percent over the comparable three-month period in 2000. The primary factor contributing to the increase for the period was higher levels of investment and loan interest income. The Corporation's loan portfolio increased on average $19.9 million to $210.4 million from $190.5 million in the same quarter in 2000, primarily driven by growth in commercial loans, commercial mortgages and residential mortgage loans. This growth was funded primarily through increased levels of high yield savings deposits, and short-term borrowings. The loan portfolio represented approximately 38 percent of the Corporation's interest earning assets (on average) during the third quarter of 2001 and 2000.

Average investment volume increased both for the nine and three month periods in 2001 compared to 2000. For the nine months ended September 30, 2000 investments increased $31.0 million to approximately $315.9 million. For the three months ended September 30, 2001 the increase amounted to $33.2 million compared to the average investments for the third quarter of 2000.

Average Federal funds sold and securities purchased under agreements to resell increased for the nine-month period in 2001 compared to 2000, but decreased for the quarter. For the nine months ended September 30, 2001 the increase amounted to $4.1 million. For the three months ended September 30, 2001 the decrease amounted to $3.0 million.

Interest expense for the nine months ended September 30, 2001 increased $692,000 or 12.15 percent as a result of a rise in high yielding savings accounts and short-term borrowing volumes despite declining short-term interest rates and the resultant impact on the higher cost of short-term borrowings.

Interest expense for the three months ended September 30, 2001 decreased as a result of a decline in interest rates despite an increase in the volume of savings deposits and short-term borrowing. For the three months ended September 30, 2001, interest expense decreased $427,000 or 10.03 percent as compared with the comparable three-month period in 2000.

For both the three and nine month periods, short-term interest rates have decreased as a result of monetary policy promulgated by the Federal Reserve Open Market Committee (FOMC). The FOMC has lowered the Federal Funds index rate on January 3, January 31, March 20, April 18, May 15, June 27, August 21,
September 17, October 2, and most recently on November 6, 2001. Since September 2000 the Federal Funds rate has fallen 450 basis points.

For the nine months ended September 30, 2001, the Corporation's net interest spread on a tax-equivalent basis (i.e. interest income on a tax-equivalent basis as a percent of average interest-earning-assets less interest expense as a percent of total interest-bearing liabilities) increased to 3.32 percent from
3.27 percent for the nine months ended September 30, 2000. This increase reflected a widening of margins primarily due to the previously discussed change in the mix of interest-earning assets and decrease in rates paid on certain interest-bearing liabilities. The decrease in these funding costs continues to change disproportionately to the rates on new loans and investments. The yield on interest-earning assets for the nine months ended September 30, 2001, decreased to 7.00 percent from 7.20 percent in 2000. The average rate paid on interest-bearing liabilities decreased to 3.68 percent during the first nine months of 2001 from 3.93 percent in the comparable period in 2000.

For the three months ended September 30, 2001, the Corporation's net interest spread on a tax-equivalent basis increased to 3.47 percent from 3.13 percent for the three months ended September 30, 2000. This increase reflected a widening of spreads between yields earned on loans and investments and rates paid for supporting funds. The decline in interest rates during the quarter decreased the cost for supporting funds and is the primary reason for the widening in spread. The yield on interest-earning assets for the three months ended September 30, 2001 decreased to 6.83 percent from 7.27 percent in the comparable period in 2000. The average rates paid on supporting funds decreased to 3.36 percent during the third quarter of 2001 from 4.14 percent in the comparable period in 2000.

The contribution of non-interest-bearing sources (i.e. the differential between the average rate paid on all sources of funds and the average rate paid on interest-bearing sources) was approximately 64 and 71 basis points during the nine month periods ended September 30, 2001 and 2000, respectively, and 59 and 75 basis points for the respective three month periods ended September 30, 2001 and 2000, respectively.

The following table "Analysis of Variance in Net Interest Income Due to Volume and rates" analyzes net interest income by segregating the volume and rate components of various interest-earning assets and liabilities and the changes in the rates earned and paid by the Corporation.

Analysis of Variance in Net Interest Income Due to Volume and Rates (Tax-Equivalent Basis)

====================================================================================================================================
                                                     Three Months Ended 9/30/01                   Nine Months Ended 9/30/01
                                                   2001/2000 Increase/(Decrease)                2001/2000 Increase/(Decrease)
                                                         Due to Change in:                            Due to Change in:
                                             =======================================================================================
(dollars in thousands)                         Average        Average          Net          Average        Average          Net
Interest-earning assets                         Volume          Rate          Change        Volume          Rate          Change
                                             -------------  -------------  -------------  ------------   ------------   ------------
Investment Securities
    Taxable                                         $ 683         $ (322)        $  361       $ 2,068         $ (328)       $ 1,740
    Non-taxable                                      (139)            (6)          (145)         (484)             2           (482)
Federal funds sold and securities
  purchased under agreement to resell                  13            (87)           (74)          160            (55)           105
Loans, net of unearned discount                       378           (216)           162         1,247           (322)           925
                                             -------------  -------------  -------------  ------------   ------------   ------------
    Total interest-earning assets                   $ 935         $ (631)        $  304       $ 2,991         $ (703)       $ 2,288
===========================================  =============  =============  =============  ============   ============   ============
Interest-bearing liabilities:
Money Market deposits                               $   2         $ (144)        $ (142)         $ 11         $ (241)       $  (230)
Savings deposits                                      158           (148)            10           659            223            882
Time deposits                                        (326)          (321)          (647)         (612)          (343)          (955)
Other interest-bearing deposits                        (1)           (68)           (69)           (9)          (125)          (134)
Borrowings                                            590           (169)           421         1,411           (282)         1,129
                                             -------------  -------------  -------------  ------------   ------------   ------------
    Total interest-bearing liabilities              $ 423         $ (850)        $ (427)      $ 1,460         $ (768)       $   692
===========================================  =============  =============  =============  ============   ============   ============
Change in net interest income                       $ 512         $  219         $  731       $ 1,531         $   65        $ 1,596
====================================================================================================================================

The following table, "Average Balance Sheet with Interest and Average Rates", presents for the three months ended September 30, 2001 and 2000 the Corporation's average assets, liabilities and stockholders' equity. The Corporation's net interest income, net interest spreads and net interest income as a percentage of interest-earning assets are also reflected.

Average Balance Sheet with Interest and Average Rates
                                                                                         Three Month
                                                                                   Period Ended September 30,
                                                                         2001                                   2000
------------------------------------------------------------------------------------------------------------------------------------
                                                                      Interest     Average                    Interest    Average
                                                       Average        Income/      Yield/       Average       Income/     Yield/
(tax equivalent basis, dollars in thousands)           Balance        Expense      Rate         Balance       Expense     Rate
------------------------------------------------------------------------------------------------------------------------------------
Assets
Interest-earning assets:
  Investment securities: (1)
    Taxable                                               $ 331,884       $5,380        6.48%      $290,595      $5,019       6.91%
    Non-taxable                                              10,518          182        6.92%        18,568         327       7.04%
Federal funds sold and securities
  purchased under agreement to resell                         3,103           26        3.35%         6,133         100       6.52%
Loans, net of unearned income (2)                           210,472        3,912        7.43%       190,527       3,750       7.87%
                                                       -------------  -----------  -----------  ------------  ----------  ----------
      Total interest-earning assets                         555,977        9,500        6.83%       505,823       9,196       7.27%
                                                       -------------  -----------  -----------  ------------  ----------  ----------

Non-interest earning assets
Cash and due from banks                                      17,264                                  17,517
Other assets                                                 29,961                                  20,588
Allowance for possible loan losses                           (1,922)                                 (1,563)
                                                       -------------                            ------------
      Total non-interest earning assets                      45,303                                  36,542
                                                       -------------                            ------------
      Total assets                                        $ 601,280                                $542,365
                                                       -------------                            ------------

Liabilities and stockholders' equity
Interest-bearing liabilities:
  Money Market deposits                                   $  77,594       $  512        2.64%      $ 77,407      $  654       3.38%
  Savings deposits                                          120,646          855        2.83%       100,058         845       3.38%
  Time deposits                                              89,564          960        4.29%       116,117       1,607       5.54%
  Other interest bearing deposits                            46,192          140        1.21%        46,317         209       1.80%
  Borrowings                                                122,323        1,363        4.46%        71,098         942       5.30%
                                                       -------------  -----------  -----------  ------------  ----------  ----------
      Total interest-bearing liabilities                    456,319        3,830        3.36%       410,997       4,257       4.14%
                                                       -------------  -----------  -----------  ------------  ----------  ----------

Noninterest-bearing liabilities:
  Demand deposits                                            95,358                                  90,392
  Other noninterest-bearing deposits                            514                                     434
  Other liabilities                                           5,520                                   3,601
                                                       -------------                            ------------
      Total noninterest-bearing liabilities                 101,392                                  94,427
Stockholders' equity                                         43,569                                  36,941
                                                       -------------                            ------------
    Total liabilities and
    stockholders' equity                                  $ 601,280                                $542,365
                                                       -------------                            ------------

Net interest income (tax-equivalent basis)                                $5,670                                 $4,939
                                                                      -----------                             ----------
Net Interest Spread                                                                     3.47%                                 3.13%
                                                                                   -----------                            ----------
Net interest income as percent
  of earning-assets                                                                     4.08%                                 3.91%
                                                                                   -----------                            ----------
Tax equivalent adjustment (3)                                                (62)                                  (111)
                                                                      -----------                             ----------
Net interest income                                                       $5,608                                 $4,828
                                                                      -----------                             ----------

(1)Average balances for available-for-sale securities are based on amortized cost
(2)Average balances for loans include loans on non-accrual status
(3)The tax-equivalent adjustment was computed based on a statutory Federal income tax rate of 34 percent

The following table, "Average Balance Sheet with Interest and Average Rates", presents for the nine months ended September 30, 2001 and 2000 the Corporation's average assets, liabilities and stockholders' equity. The Corporation's net interest income, net interest spreads and net interest income as a percentage of interest-earning assets are also reflected.

Average Balance Sheet with Interest and Average Rates
                                                                                   Nine Month
                                                                            Period Ended September 30,
                                                                 2001                                      2000
---------------------------------------------------------------------------------------------------------------------------------
                                                              Interest      Average                     Interest       Average
                                                Average       Income/       Yield/       Average        Income/        Yield/
(tax equivalent basis, dollars in thousands)    Balance       Expense       Rate         Balance        Expense        Rate
---------------------------------------------------------------------------------------------------------------------------------
Assets
  Interest-earning assets:
    Investment securities:(1)
      Taxable                                    $ 326,139      $ 16,481        6.74%      $ 285,333        $14,741        6.89%
      Non-taxable                                   10,197           535        7.00%         19,431          1,017        6.98%
Federal funds sold and securities
  purchased under agreement to resell                8,995           331        4.91%          4,852            226        6.21%
Loans, net of unearned income (2)                  204,671        11,512        7.50%        182,641         10,587        7.73%
                                                -----------   -----------   ----------   ------------   ------------   ----------
    Total interest-earning assets                $ 550,002      $ 28,859        7.00%        492,257         26,571        7.20%
                                                -----------   -----------   ----------   ------------   ------------   ----------

Non-interest earning assets
  Cash and due from banks                           17,284                                    16,329
  Other assets                                      25,523                                    20,506
Allowance for possible loan losses                  (1,772)                                   (1,478)
                                                -----------                              ------------
    Total non-interest earning assets               41,035                                    35,357
                                                -----------                              ------------
    Total assets                                 $ 591,037                                 $ 527,614
                                                -----------                              ------------

Liabilities and stockholders' equity
Interest-bearing liabilities:
  Money Market deposits                          $  77,643         1,632        2.80%      $  77,176          1,862        3.22%
  Savings deposits                                 115,718         2,719        3.13%         86,930          1,837        2.82%
  Time deposits                                    101,267         3,709        4.88%        117,481          4,664        5.29%
  Other interest bearing deposits                   44,774           469        1.40%         45,471            603        1.77%
  Borrowings                                       110,542         3,903        4.71%         71,175          2,774        5.20%
                                                -----------   -----------   ----------   ------------   ------------   ----------
    Total interest-bearing liabilities             449,944        12,432        3.68%        398,233         11,740        3.93%
                                                -----------   -----------   ----------   ------------   ------------   ----------
Noninterest-bearing liabilities:
Demand deposits                                     93,922                                    88,110
Other noninterest-bearing deposits                     552                                       461
Other liabilities                                    4,652                                     3,635
                                                -----------                              ------------
    Total noninterest-bearing liabilities           99,126                                    92,206
Stockholders' equity                                41,967                                    37,175
                                                -----------                              ------------
      Total liabilities and
      stockholders' equity                       $ 591,037                                 $ 527,614
                                                -----------                              ------------

Net interest income (tax-equivalent basis)                      $ 16,427                                    $14,831
                                                              -----------                               ------------
Net Interest Spread                                                             3.32%                                      3.27%
                                                                            ----------                                 ----------
Net interest income as percent
  of earning-assets                                                             3.98%                                      4.02%
                                                                            ----------                                 ----------
Tax equivalent adjustment (3)                                                                                  (346)
                                                                    (182)
                                                              -----------                               ------------
Net interest income                                             $ 16,245                                    $14,485
                                                              -----------                               ------------

(1)Average balances for available-for-sale securities are based on amortized cost
(2)Average balances for loans include loans on non-accrual status
(3)The tax-equivalent adjustment was computed based on a statutory Federal income tax rate of 34 percent

Investments

For the nine months ended September 30, 2001, the average volume of investment securities increased by $31.6 million as compared to the same period in 2000. The tax-equivalent yield on investments decreased to 6.75 percent or fourteen basis points from a yield of 6.89 percent during the nine-month period ended September 30, 2000. The yield on the investment portfolio during the first nine months of 2001 was maintained through the purchase of higher coupon callable securities to replace, in certain cases, high yielding investments, which had matured, were prepaid, or were called and the purchase of $20.1 million trust preferred securities.

For the three months ended September 30, 2001, the average volume of investment securities increased by $33.2 million to $342.4 million from approximately $309.2 million on average for the same three-month period in 2000. The tax-equivalent yield on the investments was 6.50 percent and 6.92 percent in 2001 and 2000, respectively. The decrease in portfolio yield is due to the lower interest rate environment as well as a high liquidity position maintained during the quarter. The higher than usual liquidity position resulted from an extraordinary influx of deposits as rates fell and following the events that occurred on September 11, 2001. The funds were carried in overnight investments that typically carry lower interest rates as compared to traditional investments.

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

For the nine months ended September 30, 2001, the total investment portfolio excluding overnight investments, averaged $336.3 million, or 61.2 percent of earning-assets, as compared to $304.8 million or 63.2 percent for the nine months ended September 30, 2000. The principal components of the investment portfolio are U.S. Government Federal Agency callable and non-callable securities, including agency issued collateralized mortgage obligations, corporate securities, and municipals

Loans

Loan growth during the first nine-months of 2001 occurred in all categories of the loan portfolio. This growth resulted from the Corporation's business development efforts enhanced by the Corporation's entry into new markets through expanded branch facilities. The decrease in the loan portfolio yields for the three and nine-month period was the result of a decline in interest rates as compared with the converse in 2000. Another contributing factor to the decline in portfolio yield was the competitive rate pricing structure maintained by the Corporation to attract new loans and by the heightened competition for lending relationships that exists in the Corporation's market.

Further analyzing the loan portfolio for the nine-months ended September 30, 2001, average loan volume increased $22.0 million or 12.1 percent, while portfolio yield decreased by 23 basis points as compared with the same period in 2000. The increased total average loan volume was due primarily to increased customer activity, new lending relationships and new markets. The volume related factors during the period contributed increased revenue of $1,247,000 while rate related changes amounted to $(322,000). Total average loan volume increased to $204.7 million with a net interest yield of 7.50 percent, as compared to $182.6 million with a yield of 7.73 percent for the nine-months ended September 30, 2000.

Allowance for Loan Losses

The purpose of the allowance for loan losses is to absorb the impact of losses inherent in the loan portfolio. Additions to the allowance are made through provisions charged against current operations and through recoveries made on loans previously charged-off. The allowance for loan losses is maintained at an amount considered adequate by management to provide for potential credit losses inherent in the loan portfolio based upon a periodic evaluation of the risk characteristics of the loan portfolio. In establishing an appropriate allowance, an assessment of the individual borrowers, a determination of the value of the underlying collateral, a review of historical loss experience and an analysis of the levels and trends of loan categories, delinquencies, and problem loans are considered. The level and trend of interest rates and current economic conditions are also reviewed. At September 30, 2001, the allowance amounted to $2,119,000 as compared to $1,655,000 at December 31, 2000, and $1,594,000 at
September 30, 2000. The provision for loan losses during the nine and three-month periods ended September 30, 2001 amounted to $514,000 and $256,000, respectively, compared to $253,000 and $51,000 during the nine and three-month periods ended September 30, 2000, respectively. The increase in the provision during the third quarter was due to the increased volume in the loan portfolio coupled with the changing composition of mix in the portfolio.

Various regulatory agencies, as an integral part of their examination process, periodically review the Corporation's allowance for loan losses. Such agencies may require the Corporation to increase the allowance based on their analysis of information available to them at the time of their examinations. The allowance for loan losses as a percentage of total loans amounted to 1.00 percent at September 30, 2001 and .83 percent at both December 31, 2000 and September 30, 2000.

In management's view, the level of the allowance as of September 30, 2001 is adequate to cover losses inherent in the loan portfolio. The Corporation's statements herein regarding the adequacy of the allowance for loan losses constitute forward-looking statements under the Private Securities Litigation Reform Act of 1995. Actual results may indicate that the amount of the Corporation's allowance was inadequate. Factors that could cause the allowance to be inadequate are the same factors that are analyzed by the Corporation in establishing the amount of the allowance.

During the nine month period ended September 30, 2001, the Corporation did not experience any substantial credit problems within its loan portfolio. Net charge-offs were approximately $50,000 and were comprised entirely of installment loans. At September 30, 2001 the Corporation had non-accrual loans amounting to $311,000 as compared with $246,000 at December 31, 2000 and $275,000 of non-accrual loans at September 30, 2000. The Corporation continues to aggressively pursue collections of principal and interest on loans previously charged-off.

The Corporation defines impaired loans to consist of non-accrual loans and loans internally classified as substandard or worse, in each instance above an established dollar threshold of $200,000. All loans below the established dollar threshold are considered homogenous and are collectively evaluated for impairment. At September 30, 2001, total impaired loans were approximately $1,985,283 compared to $1,461,000 at December 31, 2000 and none at September 30, 2000. Although classified as substandard, impaired loans were current with respect to principal and interest payments.

Changes in the allowance for possible loan losses for the nine-month periods ended September 30, 2001 and 2000, respectively, are set forth below.

Allowance for loan losses
(Dollars in thousands)
==================================================================================================
                                                                Nine Months Ended September 30,
                                                                     2001              2000
Average loans outstanding                                         $ 204,671          $ 182,641
--------------------------------------------------------------------------------------------------
Total loans at end of period                                        211,879            192,948
--------------------------------------------------------------------------------------------------
Analysis of the allowance for loan losses
Balance at the beginning of year                                      1,655              1,423
Charge-offs:
Commercial                                                                0                  0
Real estate-mortgage                                                      0                  0
Installment loans                                                        53                 86
--------------------------------------------------------------------------------------------------
      Total charge-offs                                                  53                 86
Recoveries:
Commercial                                                                0                  0
Real estate-mortgage                                                      0                  0
Installment loans                                                         3                  4
--------------------------------------------------------------------------------------------------
      Total recoveries                                                    3                  4
Net Charge-offs:                                                         50                 82
--------------------------------------------------------------------------------------------------
Provision for Loan Losses                                               514                253
==================================================================================================
Balance at end of period                                          $   2,119          $   1,594
==================================================================================================
Ratio of net charge-offs during the period to
average loans outstanding during the period                         0.0002%           0.00004%
--------------------------------------------------------------------------------------------------
Allowance for loan losses as a percentage of total loans              1.00%              0.83%
--------------------------------------------------------------------------------------------------

Asset Quality
The Corporation manages asset quality and credit risk by maintaining diversification in its loan portfolio and through review processes that include analyses of credit requests and ongoing examination of outstanding loans and delinquencies, with particular attention to portfolio dynamics and mix. The Corporation strives to identify loans experiencing difficulty early enough to correct the problems, to record charge-offs promptly based on realistic assessments of current collateral values, and to maintain an adequate allowance for loan losses at all times. These practices have protected the Corporation during economic downturns and periods of uncertainty.

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

At September 30, 2001, December 31, 2000 and September 30, 2000, the
Corporation had no restructured loans. Non-accrual loans amounted to $311,000 at September 30, 2001, and were primarily comprised of first and second lien residential mortgages. At December 31, 2000, non-accrual loans amounted to $246,000 and were comprised of first and second lien residential mortgages. At September 30, 2000, non-accrual loans amounted to $225,000 and were comprised of first and second lien residential mortgages. At September 30, 2001 the Corporation's loans 90 days past due and still accruing amounted to approximately $107,000. Such loans amounted to $2,000 at December 31, 2000 and $23,000 at September 30, 2000.

The outstanding balances of accruing loans, which are 90 days or more past due as to principal or interest payments and non-accrual loans at September 30, 2001, December 31, 2000 and September 30, 2000, were as follows:


------------------------------------------------------------------------------------------------
Non-Performing Assets At
                                                 September 30,   December 31,    September 30,
(Dollars in thousands)                              2001            2000            2000
================================================================================================
Loans past due 90 days and still accruing              $ 107           $   2           $  23
Non-accrual loans                                        311             246             225
---------------------------------------------   -------------   -------------   -------------
Total, non-performing loans                            $ 418           $ 248           $ 248
================================================================================================
Other Real Estate Owned                                  $ -           $  49           $   -
---------------------------------------------   -------------   -------------   -------------
Total Non-performing Assets                            $ 418           $ 297           $ 248
================================================================================================



At September 30, 2001, non-performing assets, consisting of loans on non-accrual status plus other real estate owned (OREO), amounted to $311,000 or
 .15 percent of total loans outstanding as compared to $295,000 or .15 percent at December 31, 2000 and $225,000 or .12 percent at September 30, 2000.

At September 30, 2001, the Corporation did not have any other real estate owned
(OREO). The Corporation's OREO at December 31, 2000 amounted to $49,000 and consisted of a residential property acquired through foreclosure and subsequently sold on March 20, 2001 at a loss of $3,970. At September 30, 2000 the Corporation did not have any other real estate owned.

Other Non-Interest Income

The following table presents the principal categories of non-interest income for the three and nine month periods ended September 30, 2001 and 2000.


-----------------------------------------------------------------------------------------------------------------------------
                                               Three Months Ended                       Nine Months Ended
(dollars in thousands)                            September 30,                           September 30,
                                                 2001       2000      % change           2001         2000      % change
                                               ---------   --------                   -----------   ---------
Other income:
Service charges, commissions and fees              $391       $393           (0.05)      $ 1,178       $ 965           22.10
Other income                                        210         50          320.00           484         319           51.70
Net Gain (Loss) on securities sold                   28          7          300.00           180         (64)            N/M
                                               ---------   --------   -------------   -----------   ---------   -------------
Total other income                                 $629       $450            39.8       $ 1,842     $ 1,220            51.0
-----------------------------------------------------------------------------------------------------------------------------


For the three month period ended September 30, 2001 total other non-interest income, excluding net gains (losses) on securities sold, reflects an increase of $158,000 or an increase of 35.7 percent compared to the comparable three-month period ended September 30, 2000. This overall increase was primarily a result of increases in service charges, commissions, and fees including ATM surcharging which amounted to $144,000 for the three-month period ended September 30, 2001, as compared to $107,000 for the three-month period in 2000. Service charges increased primarily as a result of an increase in business activity. Included in service charges for the 2000 period was non-recurring income of $75,000. Other non-interest income increased primarily as a result of the recorded change in the net asset value of bank owned life insurance, which is included in other income, and higher levels of letter of credit income.

For the nine-month period ended September 30, 2001, total other non-interest income, excluding net gains (losses) on securities sold, reflects an increase of $378,000 or an increase of 29.4 percent compared to the comparable nine-month period ended September 30, 2000. This overall increase was primarily a result of increases in service charges, commissions, and fees including ATM surcharging which amounted to $420,000 for the nine-month period ended September 30, 2001, as compared to $305,000 for the nine-month period in 2000. Service charges increased primarily as a result of an increase in business activity. Other non-interest income increased primarily as a result of the recorded change in the net asset value of bank owned life insurance, which is included in other income, and higher levels of letter of credit income. The nine-month period ended September 30, 2000, included a $102,000 gain on the sale of the closed branch facility which was carried as other real estate owned.

For the three and nine month periods ended September 31, 2001, the Corporation recorded net gains of $28,000 and $180,000, respectively, on securities sold from the available-for-sale investment portfolio compared to gains of $7,000 and losses of $64,000 recorded in the comparable three and nine-month periods in 2000. The sales were made in the normal course of business and proceeds were re-invested into the securities portfolio.

Other Non-Interest Expense

The following table presents the principal categories of non-interest expense for the three and nine month periods ended September 30, 2001 and 2000.


-----------------------------------------------------------------------------------------------------------------------------
(dollars in thousands)                       Three Months Ended                        Nine Months Ended
                                               September 30,                             September 30,
                                              2001        2000       % change          2001         2000        % change
                                           -----------  ----------   -------------  -----------  ------------   -------------
Other expense:
Salaries and employee benefits                $ 1,959     $ 1,725           13.60      $ 5,665       $ 5,150           10.00
Occupancy expense, net                            364         337            8.00        1,168         1,030           13.40
Premise & equipment expense                       390         367            6.30        1,058         1,059             0.1
Stationery and printing expense                   107          89           20.20          334           333             0.3
Marketing & Advertising                            92         110           (16.4)         350           348             0.6
Legal and Consulting                              180         158           13.90          486           363           32.70
Other expenses                                    669         645            3.70        2,063         1,792           15.10
                                           -----------  ----------   -------------  -----------  ------------   -------------
Total other expense                           $ 3,761     $ 3,431            9.60     $ 11,124      $ 10,075           10.40
-----------------------------------------------------------------------------------------------------------------------------

The level of operating expenses during the first nine months of 2001 increased in several expense categories. The year-to-year increase in expenses are primarily attributable to the continued investment in technology and the need to attract, develop, and retain high caliber employees. The Corporation's ratio of other expenses (annualized) to average assets decreased to 2.51 percent in the first nine months of 2001 from 2.55 percent for the first nine months of 2000. The Corporation's efficiency ratio (defined as non-interest expenses divided by tax-equivalent net interest income plus recurring non-interest income) at September 30, 2001 was 61.5 percent compared to 63.2 percent at September 30, 2000.

Salaries and employee benefits increased $515,000 or 10.0 percent in the nine months of 2001 over the comparable nine-month period ended September 30, 2000. This increase is primarily attributable to salary and benefit expense driven by a need to attract, develop and retain high caliber employees, in addition to normal merit increases, promotional raises and higher benefit costs. Staffing levels overall increased to 168 full-time equivalent employees at September 30, 2001 compared to 158 full-time equivalent employees at September 30, 2000.

Occupancy and Bank premise and equipment expenses for the nine months ended September 30, 2001 increased $137,000 or 6.6 percent over the comparable nine-month period in 2000. This increase in Bank premise and equipment expense in 2001 is primarily attributable to higher operating costs (utilities, rent, real estate taxes and general repair and maintenance) of the Corporation's expanded facilities, coupled with higher equipment maintenance and repair and depreciation expenses.

Stationery and printing expenses for the nine months increased moderately compared to 2000 and reflect lower costs associated with the branch network despite higher business activity.

Legal and consulting expense for the nine months of 2001 increased $123,000 or
32.7 percent compared to 2000 and reflect increased costs associated with general corporate matters, as well as costs associated with a sales training program and an expanded EDP audit function.

For the three-month period ended September 30, 2001 total other (non-interest) expenses increased $330,000 or 9.6 percent over the comparable three months ended September 30, 2000. The reasons for the increases and decreases in the level of expenses for the three month period ended September 30, 2001 compared to September 30, 2000 are similar to the reasons discussed above for the nine month comparison.

Provision for Income Taxes

The Corporation's provision for income taxes increased from 2000 to 2001, primarily as a result of higher levels of taxable income. The effective tax rates for the Corporation for the nine periods ended September 30, 2001 and 2000 were 34.1 percent, and 31.8 percent, respectively. The effective tax rate approximates the combined statutory Federal tax rate of 34 percent and the New Jersey State tax rate of 9 percent. The difference between the statutory and effective tax rates primarily reflects the tax-exempt status of interest income on obligations of states and political subdivisions, increase in the cash surrender value of bank owned life insurance and disallowed expense items for tax purposes, such as travel and entertainment expense, as well as amortization of goodwill. Tax-exempt interest income on a tax-equivalent basis decreased by $164,000 or 47.4 percent from 2000 to 2001.

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

At September 30, 2001, the Corporation reflects a negative interest sensitivity gap (or an interest sensitivity ratio) of 0.76:1.0 at the cumulative one-year position. The maintenance of a liability-sensitive position during the first nine months of 2001 has had a positive impact on the Corporation's net interest margins; however, based on management's perception that interest rates will continue to be volatile, emphasis has been placed on interest-sensitivity matching with the objective of achieving a stable net interest spread during the balance of 2001.

Liquidity

The liquidity position of the Corporation is dependent on successful management of its assets and liabilities so as to meet the needs of both deposit and credit customers. Liquidity needs arise principally to accommodate possible deposit outflows and to meet customers' requests for loans. Scheduled principal loan repayments, maturing investments, short-term liquid assets and deposit in-flows, can satisfy such needs. The objective of liquidity management is to enable the Corporation to maintain sufficient liquidity to meet its obligations in a timely and cost-effective manner. Management monitors current and projected cash flows, and adjusts positions as necessary to maintain adequate levels of liquidity. By using a variety of potential funding sources and staggering maturities, the risk of potential funding pressure is significantly reduced. Management also maintains a detailed liquidity contingency plan designed to adequately respond to situations which could lead to liquidity concerns. Anticipated cash-flows at September 30, 2001, projected to September of 2002, indicates that the Bank's liquidity should remain strong, with an approximate projection of $93.9 million in anticipated cash flows over the next twelve months. This projection represents a forward-looking statement under the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from this projection depending upon a number of factors, including the liquidity needs of the Bank's customers, the availability of sources of liquidity and general economic conditions.

The Corporation derives a significant proportion of its liquidity from its core deposit base. For the nine-month period ended September 30, 2001, core deposits (comprised of total demand, savings accounts, and money market accounts under $100,000) represented 54.1 percent of total deposits as compared with 51.9 percent in the comparable period in 2000. Certain volatile rate sensitive deposits, concentrated in time certificates of deposit of $100,000 or more, for the nine month period ended September 30, 2001 decreased by $43.8 million or
58.8 percent to 7.2 percent of total deposits from 17.3 percent during the nine months ended September 30, 2000.

Average funding sources during the nine months ended September 30, 2001 increased by approximately $57.6 million compared to 2000. The increase was due to an increase in savings, non-interest demand deposits and other borrowings, primarily FHLB advances and securities sold under agreements to repurchase. Non-interest-bearing funding sources as a percentage of the funding mix amounted to 17.4 percent and 18.2 percent on average for the nine-month period ended September 30, 2001 and 2000.

Short-term borrowings can be used to satisfy daily funding needs. Balances in these accounts fluctuate significantly on a day-to-day basis. The Corporation's principal short-term funding sources are securities sold under agreement to repurchase and advances from the Federal Home Loan Bank (FHLB). Average short-term borrowings during the first nine months of 2001 were $110.5 million, an increase of $39.3 million or 55.3 percent from $71.2 million in average short-term borrowings during the comparable nine months ended September 30, 2000.

Cash Flow

The consolidated statements of cash flows present the changes in cash and cash equivalents from operating, investing and financing activities. During the nine months ended September 30, 2001, cash and cash equivalents (which decreased overall by $4.8 million) were provided (on a net basis) by approximately $9.1 million in net cash flows from operating activities and by $27.4 million in net cash flows provided by financing activities. A total of $41.3 million was used in net investing activities; of that amount $13.0 million was used to increase loans, on a net basis $16.3 million was used to purchase investment securities primarily for the available-for-sale portfolio and $10.0 million was used to purchase Bank Owned Life Insurance.

Stockholders' Equity

Stockholders' equity averaged $42.0 million for the nine-month period ended September 30, 2001, an increase of $4.8 million or 12.9 percent from $37.2 million, for the same period in 2000. The Corporation's dividend reinvestment and optional stock purchase plan contributed $493,000 in new capital for the nine months ended September 30, 2001 as compared with $583,000 for the comparable period in 2000. Tangible book value per common share was $10.64 at September 30, 2001 as compared to $9.40 at December 31, 2000 and $8.73 at September 30, 2000.

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

Risk-Based Capital/Leverage

FDIC regulations require banks to maintain minimum levels of regulatory capital. Under the regulations in effect at September 30, 2001, the Bank was required to maintain (i) a minimum leverage ratio of Tier 1 capital to total adjusted assets of 4.00%, and (ii) minimum ratios of Tier 1 and total capital to risk-weighted assets of 4.00% and 8.0%, respectively.

At September 30, 2001, total tangible stockholders' equity amounted to $42.02 million or 7.11 percent of total average assets. The Tier I leverage capital ratio was 6.62 percent of total assets. Tier I capital excludes the effect of SFAS No. 115, which amounted to $2.3 million of net unrealized gains, after tax, on securities available-for-sale (included as a component of other comprehensive income) and goodwill of approximately $2.2 million as of September 30, 2001.

At September 30, 2001, the Corporation's estimated Tier I risk based and total risk-based capital ratios were 11.79 percent and 12.42 percent, respectively. These ratios are well above the minimum guidelines of capital to risk-adjusted assets in effect as of September 30, 2001.

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

As of September 30, 2001, management believes that the Bank and the Corporation meet all capital adequacy requirements to which they are subject.

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

Based on the results of the interest simulation model as of September 30, 2001, the Corporation would expect a decrease of 4.48 percent in net interest income and an increase of .25 percent in net interest income if interest rates increase or decrease by 200 basis points, respectively, from current rates in an immediate and parallel shock over a twelve month period.

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

Item 6  Exhibits and Reports on Form 8-K

         A)       Exhibits: Exhibit (27-1) - Center Bancorp, Inc.
         B)       Reports on Form 8-K

                  There were no reports on Form 8-K filed during the three months ended September 30, 2001

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf, by the undersigned, thereunto duly authorized.

                                                     CENTER BANCORP, INC.





DATE: November 14, 2001                   /s/ Anthony C. Weagley
                                          ----------------------
                                         Anthony C. Weagley, Treasurer
                                         (Chief Financial Officer)