Form 10-K
period 2001-12-31
CENTER BANCORP INC
filed 2002-03-28
CIK 712771

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549
                                    Form 10-K

(Mark One)

 X Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31,2001.

___ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. for the transition period from ___ to ___

                         Commission File Number 2-81353

                              CENTER BANCORP, INC.
--------------------------------------------------------------------------------
             (exact name of registrant as specified in its charter)


--------------------------------------------------------------------------------
New Jersey                                                 52-1273725
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YesX or No_

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation 5-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to the Form 10-K .X

Aggregate Market value of voting stock held by non-affiliates based on the average of Bid and Asked prices on February 28, 2002 was approximately $77.2 Million.

Shares outstanding on February 28, 2002
Common stock no par value 3,979,557 shares


                                                                                Parts of Form 10-K in which
Documents Incorporated by reference                                             document is incorporated
-----------------------------------                                             ------------------------
Definitive proxy statement dated March 15, 2002 in connection with the 2002
Annual Stockholders Meeting filed with the Commission pursuant to
Regulation 14A..............................................................................Part III

Annual Report to Stockholders for the fiscal
year ended December 31, 2001......................................................Part I and Part II

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

                               Center Bancorp Inc.

Form 10 K
                                     Part I

Item I-Business

A)Historical Development Of Business

Center Bancorp, Inc., a one-bank holding company, was incorporated in the state of New Jersey on November 12, 1982. Center Bancorp, Inc. commenced operations on May 1, 1983, upon the acquisition of all outstanding shares of The Union Center National Bank (the "Bank"). The holding company's sole activity, at this time, is to act as a holding company for the Bank. As used herein, the term "Corporation" shall refer to Center Bancorp, Inc. and its subsidiaries and the term "Parent Corporation" shall refer to Center Bancorp, Inc. on an unconsolidated basis.

The Bank was organized in 1923 under the law of the United States of America. The Bank operates five offices in Union Township, Union County, New Jersey, one office in Summit, Union County, New Jersey, one office in Springfield Township, Union County, New Jersey, one office in Berkeley Heights, Union County, New Jersey, one office in Madison, Morris County, New Jersey and one office in Morristown, Morris County, New Jersey and currently employs 172 full-time equivalent persons. The Bank is a full service commercial bank offering a complete range of individual and commercial services.

During 2001, the Corporation formed a statutory business trust under the laws of the State of Connecticut, which exists for the exclusive purpose of (i) issuing Trust Securities representing undivided beneficial interests in the assets of the Trust; (ii) investing the gross proceeds of the Trust securities in junior subordinated deferrable interest debentures (subordinated debentures) of the Corporation; and (iii) engaging in only those activities necessary or incidental thereto. These subordinated debentures and the related income effects are eliminated in the consolidated financial statements. Distributions on the mandatorily redeemable securities of subsidiary trusts below have been classified as interest expense in the Consolidated Statement of Income.

On December 11, 2001, the Corporation completed an issuance of $10.0 million in floating rate Capital Trust Preferred Securities, through a pooled offering with First Tennessee Capital Markets. The securities are included as a component of Tier I capital for regulatory capital purposes. The Tier I Leverage capital ratio subsequently increased to 7.77 percent of total assets at December 31, 2001.

B)Narrative Description Of Business

The Bank offers a broad range of lending, depository and related financial services including trust, to commercial, industrial and governmental customers. In 1999, the Bank obtained full trust powers enabling it to offer a variety of trust services to its customers. In the lending area, the Bank's services include short and medium term loans, lines of credit, letters of credit, working capital loans, real estate construction loans and mortgage loans. In the depository area, the Bank offers demand deposits, savings accounts and time deposits. In addition, the Bank offers collection services, wire transfers, night depository and lock box services.

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

March 29, 2002           Center Bancorp, Inc., Form 10-K                  Page 1

The Parent Corporation is subject to regulation by the Board of Governors of the Federal Reserve System and the New Jersey Department of Banking. As a national bank, the Bank is subject to regulation and periodic examination by the Office of the Comptroller of the Currency (the "OCC"). Deposits in the Bank are insured by the Federal Deposit Insurance Corporation (the "FDIC").

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

The operations of the Bank are subject to requirements and restrictions under federal law, including requirements to maintain reserves against deposits, restrictions on the types and amounts of loans that may be granted, limitations on the types of investments that may be made and the types of services, which may be offered. Various consumer laws and regulations also affect the operations of the Bank. Approval of the Comptroller of the Currency is required for branching, bank mergers in which the continuing bank is a national bank and in connection with certain fundamental corporate changes affecting the Bank. Federal law also limits the extent to which the Parent Corporation may borrow from the Bank and prohibits the Parent Corporation and the Bank from engaging in certain tie-in arrangements.

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

Under regulations adopted under these provisions, for an institution to be well capitalized it must have a total risk-based capital ratio of at least 10 percent, a Tier I risk-based capital ratio of at least 6 percent and a Tier I leverage ratio of at least 5 percent and not be subject to any specific capital order or directive. For an institution to be adequately capitalized, it must have a total risk-based capital ratio of at least 8 percent, a Tier I risk-based capital ratio of at least 4 percent and a Tier I leverage ratio of at least 4 percent (or in some cases 3 percent). Under the regulations, an institution will be deemed to be undercapitalized if the bank has a total risk-based capital ratio that is less than 8 percent, a Tier I risk-based capital ratio that is less than 4 percent or a Tier I leverage ratio of less than 4 percent (or in some cases 3 percent). An institution will be deemed to be significantly undercapitalized if the bank has a total risk-based capital ratio that is less than 6 percent, a Tier I risk-based capital ratio that is less than 3 percent, or a Tier I leverage ratio of less than 3 percent and will be deemed to be critically undercapitalized if it has a ratio of tangible equity to total assets that is equal to or less than 2 percent. An institution may be deemed to be in a lower capitalization category if it receives an unsatisfactory examination rating.

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

March 29, 2002           Center Bancorp, Inc., Form 10-K                  Page 2

BIF Premiums and Recapitalization of SAIF

The Corporation is a member of the Bank Insurance Fund ("BIF") of the FDIC. The FDIC also maintains another insurance fund, the Savings Association Insurance Fund ("SAIF"), which primarily covers savings and loan association deposits but also covers deposits that are acquired by a BIF-insured institution from a savings and loan association ("Oakar deposits"). The Corporation had approximately $68.7 million of deposits at December 31, 2001, with respect to which it pays SAIF FICO Assessments.

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

The Gramm-Leach-Bliley Financial Modernization Act Of 1999

On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Financial Modernization Act (the "GLB") which, among other things, permits qualifying bank holding companies to become financial holding companies and thereby affiliate with securities firms and insurance companies and engage in other activities that are financial in nature. The GLB Act defines "financial in nature" to include securities underwriting, dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency; merchant banking activities; and activities that the Board has determined to be closely related to banking. A qualifying national bank also may engage, subject to limitations on investment, in activities that are financial in nature, other than insurance underwriting, insurance company portfolio investment, real estate development, and real estate investment, through a financial subsidiary of the bank.

Community Reinvestment

Under the Community Reinvestment Act ("CRA"), as implemented by OCC regulations, a national bank has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the OCC, in connection with its examination of a national bank, to assess the bank's record of meeting the credit needs of its community to take such record into account in its evaluation of certain applications by such association.

Recent Legislation

As part of the USA Patriot Act, signed into law on October 26, 2001, Congress adopted the International Money Laundering Abatement and Financial anti-Terrorism Act of 2001 (the "Act). The Act authorizes the Secretary of the Treasury, in consultation with the heads of other government agencies, to adopt special measures applicable to financial institutions, such as banks, bank holding companies, broker-dealers and insurance companies. Among its other provisions, the Act requires each financial institution: (i) to establish an anti-money laundering program; (ii) to establish due diligence policies, procedures and controls that are reasonably designed to detect and report instances of money laundering in United States private banking accounts and correspondent accounts maintained for non-United States persons or their representatives; and (iii) to avoid establishing, maintaining, administering, or managing correspondent accounts in the United States for, or on behalf of, a foreign shell bank that does not have a physical presence in any country. In addition, the Act expands the circumstances under which funds in a bank account may be forfeited and requires covered financial institutions to respond under certain circumstances to requests for information from federal banking agencies within 120 hours.

Treasury regulations implementing the due diligence requirements must be issued no later than April 24, 2002. Whether or not regulations are adopted, the law becomes effective July 23, 2002. Additional regulations are to be adopted during 2002 to implement minimum standards to verify customer identity, to encourage cooperation among financial institutions, federal banking agencies, and law enforcement authorities regarding possible money laundering or terrorist activities, to prohibit the anonymous use of "concentration accounts," and to require all covered financial institutions to have in place a Bank Secrecy Act compliance program.

March 29, 2002           Center Bancorp, Inc., Form 10-K                  Page 3

Proposed Legislation

From time to time proposals are made in the U.S. Congress and before various bank regulatory authorities, which would alter the policies of and place restrictions on different types of banking operations. It is impossible to predict the impact, if any, of potential legislative trends on the business of the Corporation and the Bank.

C)Dividend Restrictions

Most of the revenue of the Corporation available for payment of dividends on its capital stock will result from amounts paid to the Parent Corporation by the Bank. There are a number of statutory and regulatory restrictions applicable to the payment of dividends by national banks and bank holding companies. First, the Bank must obtain the approval of the Comptroller of the Currency (the "Comptroller") if the total dividends declared by the Bank in any year will exceed the total of the Bank's net profits (as defined and interpreted by regulation) for that year and retained profits (as defined) for the preceding two years, less any required transfers to surplus. Second, the Bank cannot pay dividends unless, after the payment of such dividends, capital would be unimpaired and remaining surplus would equal 100% of capital. Third, the authority of federal regulators to monitor the levels of capital maintained by the Corporation and the Bank (see Item 7 of this Annual Report on Form 10-K and the discussion of FDICIA above), as well as the authority of such regulators to prohibit unsafe or unsound practices, could limit the amount of dividends which the Parent Corporation and the Bank may pay. Regulatory pressures to reclassify and charge-off loans to establish additional loan loss reserves also can have the effect of reducing current operating earnings and thus impacting an institution's ability to pay dividends. Regulatory authorities have indicated that bank holding companies, which are experiencing high levels of non-performing loans and loan charge-offs should review their dividend policies. Reference is also made to Note 14 of the Notes to the Corporation's Consolidated Financial Statements included in the 2001 Annual Report incorporated herein by reference.

D)Statistical Information

(Reference is also made to Exhibit 13.1 of this Annual Report on Form 10-K)

Information regarding interest sensitivity is incorporated by reference to pages 32 through 34 of the 2001 Annual Report to Shareholders (the 2001 Annual Report).

Information regarding related party transactions is incorporated by reference to
Note 5 of the Notes to the Corporation's Consolidated Financial Statements included in the 2001 Annual Report incorporated herein by reference.

The market risk results and gap results noted on pages 32 through 34 of the 2001 Annual Report take into consideration repricing and maturities of assets and liabilities, but fail to consider the interest sensitivities of those asset and liability accounts. Management has prepared for its use an income simulation model to forecast future net interest income, in light of the current gap position. Management has also prepared for its use alternative scenarios to measure levels of net interest income associated with various changes in interest rates. Results have indicated that an interest rate increase of 200 basis points and a decline of 200 basis resulted in an impact on future net interest income, which is consistent with target levels contained in the Corporation's Asset/Liability Policy. Management cannot provide any assurances about the actual effect of changes in interest rates on the Corporation's net income.

March 29, 2002           Center Bancorp, Inc., Form 10-K                  Page 4

I. Investment Portfolio

     a) For information regarding the carrying value of the investment portfolio, see pages 48 and 49 of the 2001 Annual Report, which is incorporated herein by reference.

     b) The following table illustrates the maturity distribution and weighted average yield on a tax-equivalent basis for investment securities at December 31, 2001, on a contractual maturity basis.

                                                                                               Other
                                                                                             Securities
                                                     Obligations       Obligations             Federal
                                                       of US               of                  Reserve
                                                     Treasury &          States &             & Federal
                                                     Government          Political            Home Loan
(Dollars in Thousands)                                Agencies          Subdivison            Bank Stock           Total
--------------------------------------------------------------------------------------------------------------------------
Due in 1 year or less
  Amortized Cost                                       $72,969             $6,225                $15,275          $94,469
  Market Value                                          73,243              6,265                 16,273           95,781
  Weighted Average Yield                                  4.94%              5.99%                  1.05%            4.36%
Due after one year through five years
  Amortized Cost                                      $127,621            $10,830                $40,224         $178,675
  Market Value                                         127,888             11,173                 40,545          179,606
  Weighted Average Yield                                  6.13%              6.98%                  6.38%            6.24%
Due after five years through ten years
  Amortized Cost                                       $39,530            $93,629                $15,672         $148,831
  Market Value                                          39,036              9,519                 15,865           64,420
  Weighted Average Yield                                  6.36%              6.65%                  7.60%            6.66%
Due after ten years
  Amortized Cost                                       $31,386             $8,905                $31,666          $71,957
  Market Value                                          30,989              9,047                 32,309           72,340
  Weighted Average Yield                                  6.14%              7.03%                  8.30%            7.20%
No Maturity
  Amortized Cost                                            $0                 $0                 $5,489           $5,489
  Market Value                                               0                  0                  5,489            5,489
  Weighted Average Yield                                  0.00%              0.00%                  5.08%            5.08%
--------------------------------------------------------------------------------------------------------------------------
Total
  Amortized Cost                                      $271,506            $35,589               $108,326         $415,421
  Market Value                                         271,156             36,004                110,481          417,641
  Weighted Average Yield                                  5.84%              6.76%                  5.95%            6.03%
--------------------------------------------------------------------------------------------------------------------------

     c) Securities of a single issuer exceeding 10 percent of stockholders' equity amounted to $30.0 million with a market value of $31.1 million at December 31, 2001 and are listed in the table below:

                                                                Aggregate
(Dollars in Thousands)    Issuer                                Book Value          Market Value
---------------------------------------------------------------------------------------------------
                          Bank of America Corp                      $ 4,772                $ 5,130
                          Bear Stearns Inc.                           5,421                  5,598
                          Chase Manhattan JP Morgan (1)               4,451                  4,457
                          Citigroup, Inc. (2)                         5,421                  5,793
                          Goldman Sachs Group Inc.                    5,409                  5,619
                          Verizon (3)                                 4,571                  4,478
---------------------------------------------------------------------------------------------------
                          Total                                    $ 30,045               $ 31,075
---------------------------------------------------------------------------------------------------

(1) Chase Manhattan JP Morgan includes bonds from both Chase Manhattan Corp and JP Morgan & Co.
(2) Citigroup includes a security holding in Salomon Smith Barney.
(3) Verizon includes securities issued by New England Telephone. The Verizon bonds were called on March 4, 2002.

March 29, 2002           Center Bancorp, Inc., Form 10-K                  Page 5

The securities listed in the table above are rated investment grade by Moody's and/or Standard and Poors and conform to the Corporation's investment policy guidelines.

For other information regarding the Corporation's investment securities portfolio, see Pages 25, 34, 47 and 48 of the 2001 Annual Report.

II.  Loan Portfolio

The following table presents information regarding the components of the Corporation's loan portfolio on the dates indicated.


                                                                        Years Ended December 31

 (Dollars in thousands)                        2001             2000              1999                   1998              1997
----------------------------------------------------------------------------------------------------------------------------------
Commercial                                   $ 89,722         $ 75,280           $ 61,861              $ 52,182          $ 39,397
Real estate Residential-mortgage              116,335          117,762             99,801                91,189            88,067
Installment                                     5,179            5,907              7,669                 7,060             5,565
----------------------------------------------------------------------------------------------------------------------------------
  Total                                       211,236          198,949            169,331               150,431           133,029
Less:
Unearned discount                                   -                -                242                   332               605
Allowance for loan losses                       2,191            1,655              1,423                 1,326             1,269
----------------------------------------------------------------------------------------------------------------------------------
Net total                                   $ 209,045        $ 197,294          $ 167,666             $ 148,773         $ 131,155
----------------------------------------------------------------------------------------------------------------------------------

Since 1997, demand for the Bank's commercial loan, commercial real estate and real estate mortgage products improved gradually. Business development and marketing programs coupled with positive market trends supported the growth in 1998, 1999, 2000 and 2001.

The maturities of commercial loans at December 31, 2001 are listed below.

                                                    At December 31, 2001, Maturing
                                 ---------------------------------------------------------------------
                                                     After One Year
                                   In One Year           Through             After
(Dollars in thousands)               Or Less           Five Years          Five Years       Total
-------------------------------------------------- --------------------  --------------- -------------
Construction  loans              $          8,128  $                34   $            0  $      8,162
Commercial real estate loans                  571               14,726           29,346        44,643
Commercial loans                           11,340               11,593           13,984        36,917
                                 ----------------- --------------------  --------------- -------------
     Total                       $         20,039  $            26,353   $       43,330  $     89,722
                                 ================= ====================  =============== =============
Loans with:
  Fixed rates                    $            825  $             5,102   $        9,901  $     15,828
  Variable rates                           19,214               21,251           33,429        73,894
                                 ----------------- --------------------  --------------- -------------
     Total                       $         20,039  $            26,353   $       43,330  $     89,722
                                 ================= ====================  =============== =============


Lending is one of Center Bancorp's primary business activities. The Corporation's loan portfolio consists of both retail and commercial loans, serving the diverse customer base in its market area. In 2001, average total loans comprised 36.40 percent of average interest-earning assets. The Corporation has experienced a compound growth rate in average loans since 1997 of 13.8 percent. Average loans amounted to $206.0 million in 2001 compared with $185.8 million in 2000 and $160.2 million in 1999. The composition of Center Bancorp's loan portfolio continues to change due to the local economy. Factors such as the economic climate, interest rates, real estate values and employment all contribute to these changes. Loan growth has been generated through business development efforts and entry, through branching, into new markets.

March 29, 2002           Center Bancorp, Inc., Form 10-K                  Page 6

Average commercial loans decreased approximately $4.6 million or 12.6 percent in 2001 as compared with 2000. The Corporation seeks to create growth in commercial lending by offering customized products, and competitive pricing and by capitalizing on the positive trends in its market area. Specialized products are offered to meet the financial requirements of the Corporation's clients. It is the objective of the Corporation's credit policies to diversify the commercial loan portfolio to limit concentrations in any single industry. The decrease in 2001 was attributable to a shift from construction to permanent financing.

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

Average mortgage loans, which amounted to $136.8 million in 2001, increased $26.2 million or 23.7 percent as compared with average mortgage loans of $110.6 million in 2000 (which reflected a 16.1 percent increase over 1999). The Corporation's long-term mortgage portfolio includes both residential and commercial financing. Growth during the past two years largely reflected brisk activity in mortgage financing. Although a portion of the Corporation's commercial mortgages adjust to changes in the prime rate, as well as indices tied to 5 year Treasury Notes, and the Federal Home Loan Bank of New York 5-year advance rate, most of these loans and residential mortgage loans have fixed interest rates.

Residential loans increased steadily in 1997 and in 1998. During 1999 growth increased as rates stabilized with similar trends experienced during 2000. During 2000 and 2001 growth was affected by refinancing activity, competition among lenders and falling interest rates during the second half of 2000 and throughout 2001.

Average construction loans and other temporary mortgage financing increased from 2000 to 2001 by $3,938,000 to $8,162,000. Such loans increased by $3,854,000 from 1999 to 2000. The change in construction and other temporary mortgage lending has been generated by the market activity of the Corporation's customers engaging in residential and commercial development throughout New Jersey. Interest rates on such mortgages are generally tied to key short-term market interest rates. Funds are typically advanced to the builder or developer during various stages of construction and upon completion of the project it is contemplated that the loans will be repaid by cash flows derived from the ongoing project.

Loans to individuals include personal loans, student loans, and home improvement loans, as well as financing for automobiles and other vehicles. Such loans averaged $5.2 million in 2001, as compared with $5.9 million in 2000 and $7.7 million in 1999. The decrease in loans to individuals during 2001 was due to decreases in personal loans, and declines in automobile loans, as a result of aggressive marketing campaigns by automobile manufacturers.

Home equity loans, as well as traditional secondary mortgage loans, have become popular with consumers due to their tax advantages over other forms of consumer borrowing. Home equity loans and secondary mortgages averaged $34.6 million in 2001, a decrease of $624,000 or 1.8 percent as compared with average home equity loans of $35.2 million in 2000. Interest rates on floating rate home equity loans are generally tied to the prime rate while most other loans to individuals, including fixed rate home equity loans, are medium-term (ranging between one-to-five years) and carry fixed interest rates. The decrease in home equity loans outstanding during 2001 was attributable to the lower interest environment, which resulted in refinancing activity.

At December 31,2001, the Corporation had total lending commitments outstanding of $37.1 million, of which approximately 56.0 percent were for commercial loans, commercial real estate and construction loans.

Credit risks are an inherent part of the lending function. The Corporation has set in place specific policies and guidelines to limit credit risks. The following describes the Corporation's credit management policy and describes certain risk elements in its earning assets portfolio.

Credit Management. The maintenance of comprehensive and effective credit policies is a paramount objective of the Corporation. Credit procedures are enforced at each individual branch office and are maintained at the senior administrative level as well as through internal control procedures.

March 29, 2002           Center Bancorp, Inc., Form 10-K                  Page 7

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

Owner-occupied  1 to 4 family and home equity**


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

It may be appropriate in individual cases to originate loans with loan-to-value ratios in excess of the supervisory loan-to-value limits, based on support provided by other credit factors. The President or Board of Directors must approve such exceptions. The Bank must identify these loans, as exceptions to the supervisory limits and their aggregate amount must be reported at least quarterly to the Board of Directors. Non-conforming loans should not exceed 100% of capital, or 30% with respect to non 1 to 4 family residential loans.

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

March 29, 2002           Center Bancorp, Inc., Form 10-K                  Page 8

Credit quality is monitored through an internal review process, which includes a Credit Risk rating System that facilitates the early detection of problem loans. Under this grading system all commercial loans and commercial mortgage loans are graded in accordance with the risk characteristics inherent in each loan. Problem loans include "Watch List" loans, non-accrual loans, and loans, which conform to the regulatory definitions of criticized and classified loans.

A Problem Asset Report is prepared monthly and is examined by both the senior management of the Bank and the Corporation's Board of Directors. This review is designed to enable management to take actions as are considered necessary to identify and remedy problems on a timely basis.

The Bank's internal loan review process is complimented by an independent loan review conducted on an annual basis, under the mandate and approval of the Corporation's Board of Directors. In addition, regularly scheduled audits performed by the Bank's internal audit function further ensures the integrity of the credit and risk monitoring systems currently in place.

Risk Elements. Risk elements include non-performing loans, loans past due ninety days or more as to interest or principal payments but not placed on a non-accrual status, potential problem loans, other real estate owned, net, and other non-performing interest-earning assets.

Non-performing and Past Due Loans, OREO. Non-performing loans include non-accrual loans and troubled debt restructuring. Non-accrual Loans represent loans on which interest accruals have been suspended. It is the Corporation's general policy to consider the charge-off of loans when they become contractually past due ninety days or more as to interest or principal payments or when other internal or external factors indicate that collection of principal or interest is doubtful. Troubled debt restructurings represent loans on which a concession was granted to a borrower, such as a reduction in interest rate, which is lower than the current market rate for new debt with similar risks. At December 31, 2001, the Corporation did not have any other real estate owned
(OREO), while at December 31, 2000 OREO consisted of a two family residential property with a carrying value of $49,000.


Loans accounted for on a non-accrual basis at December 31, 2001, 2000, 1999, 1998, and 1997 are as follows:


 (Dollars in thousands)               2001     2000      1999      1998    1997
--------------------------------------------------------------------------------
Mortgage Real Estate                  $  0     $246      $269       $38     $27
Commercial                            $ 84     $  0      $  0       $ 0     $ 0
Installment                           $ 25     $  0      $ 23       $ 3     $ 0
--------------------------------------------------------------------------------
Total non-accrual loans               $109     $246      $292       $41     $27
--------------------------------------------------------------------------------

Accruing loans which are contractually past due 90 days or more as to principal or interest payments are as follows:

                                                      December 31
 (Dollars in thousands)                2001     2000      1999      1998    1997
--------------------------------------------------------------------------------
Commercial                              $0       $0        $0       $ 0     $ 0
Installment                              8        2         0        24      73
--------------------------------------------------------------------------------
Total                                   $8       $2        $0       $24     $73
--------------------------------------------------------------------------------

There were no loans, which are "troubled debt restructurings" as of the last day of each of the last five years.

In general, it is the policy of management to consider the charge-off of loans at the point that they become past due in excess of 90 days, with the exception of loans that are secured by cash or marketable securities or mortgage loans, which are in the process of foreclosure.

March 29, 2002           Center Bancorp, Inc., Form 10-K                  Page 9

There were no other known "potential problem loans" (as defined by SEC regulations) as of December 31, 2001 that have not been identified and classified. Such loans, consisting of other assets especially mentioned and substandard loans, amounted to $215,000 and $1,882,000, respectively, at December 31, 2001. At December 31, 2000 these loans amounted to $321,000 and $1,461,000 respectively. The Corporation has no foreign loans.

As of December 31, 2001, $7.6 million of the commercial loan portfolio or 20.4 percent of $37.3 million, represented outstanding working capital loans to various real estate developers. All but $1.6 million of these loans are secured by mortgages on land and on buildings under construction.

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


                                 Commercial          Real Estate Mortgage         Installment                   Unallocated
                                       Loans to                 Loans to                 Loans to
                           Amount    Total Loans    Amount    Total Loans     Amount    Total Loans        Amount          Total
(Dollars in thousands)                    %                        %                         %
----------------------------------------------------------------------------------------------------------------------------------
          2001                 $877           42.5      $876           55.1       $297           2.4            $141       $2,191
          2000                 $530           37.8      $894           59.2       $191           3.0            $ 40       $1,655
          1999                 $718           36.6      $492           58.9       $155           4.5            $ 58       $1,423
          1998                 $553           34.7      $330           60.6       $ 66           4.7            $377       $1,326
          1997                 $498           29.6      $262           66.2       $ 56           4.2            $453       $1,269


Information regarding charge-offs and recoveries is incorporated by reference to page 27 of the 2001 Annual Report.

IV. Deposits

Information regarding average amounts/rates of deposits is incorporated by reference to pages 34 and 39 of the 2001 Annual Report. Information regarding the amount of time certificates of deposit of $100,000 or more is presented on pages 34 and 35 of the 2001 Annual Report.

V. Return on Equity and Assets

Information regarding the return on average assets, return on average equity, the equity to assets ratio and dividend payout ratio is incorporated by reference to pages 1 and 19 of the 2001 Annual Report. Return on average assets was 0.99 percent, 0.94 percent and 0.92 percent for the years ended December 31, 2001, 2000, and 1999, respectively. The dividend payout ratio was 38.9 percent,
45.3 percent, and 47.8 percent for the years ended December 31, 2001, 2000, and 1999, respectively. Return on tangible average shareholders equity was 14.9 percent in 2001, compared with 14.4 percent in 2000, and 13.5 percent for 1999.

VI. Short-term Borrowings

Information regarding the amount outstanding of short-term borrowings is incorporated by reference to pages 34 and 35 of the 2001 Annual Report.

March 29, 2002           Center Bancorp, Inc., Form 10-K                 Page 10

ITEM 2-Properties

The Bank's operations are located at five sites in Union Township, one in Springfield Township, one in Berkeley Heights, one in Vauxhall and one in Summit, Union County, New Jersey. The Bank also has one site in Madison, and one site in Morristown, Morris County, New Jersey. The principal office is located at 2455 Morris Avenue, Union, Union County, New Jersey. The principal office is a two story building constructed in 1993. During 2000, the Bank completed the purchase of property located at 214 South Street, Morristown, NJ 07960. Construction of a full service branch facility will be completed during the first quarter of 2002.

Five of the locations are owned by the Bank and six of the locations are leased by the Bank. The lease of the Five Points Branch located at 356 Chestnut Street, Union, New Jersey expires November 30, 2002 and is subject to renewal at the Bank's option. The lease of the Career Center Branch located in Union High School expires March 30, 2002 and is also subject to renewal at the Bank's option and the lease of the Madison office located at 300 Main Street, Madison, New Jersey expires June 6, 2005 and is subject to renewal at the Bank's option. The lease of the Millburn Mall Branch located at 2933 Vauxhall Road, Vauxhall, New Jersey expires February 01, 2003 and is subject to renewal at the Bank's option and the lease of the Morristown office located at 86 South Street, Suite 2A, Morristown, New Jersey expires February 28, 2003 and is subject to renewal at the Bank's option. The lease of the Summit branch located at 392 Springfield Avenue, Summit, New Jersey expires March 31, 2009 and is subject to renewal at the Bank's option. (See page 65 of the 2001 Annual Report for a complete listing of all branches and locations. The Drive In/Walk Up located at 2022 Stowe Street, Union, New Jersey is adjacent to a part of the Main Office facility.) The Bank has one off-site ATM at Union Hospital, 100 Galloping Hill Road, Union, New Jersey.


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

ITEM 4-Submission of Matters to a Vote of Security Holders

The Corporation had no matter submitted to a vote of security holders during the fourth quarter of 2001.

March 29, 2002           Center Bancorp, Inc., Form 10-K                 Page 11

ITEM 4 A-Executive Officers

The following table sets forth the name and age of each executive officer of the Parent Corporation, the period during which each such person has served as an officer of the Parent Corporation or the Bank and each such person's business experience (including all positions with the Parent Corporation and the Bank) for the past five years:



Name and Age              Officer Since                  Business Experience
John J.  Davis            1982 the Parent Corporation    President & Chief Executive Officer
Age - 59                  1977 the Bank                  of the Parent Corporation and the Bank

Anthony C.  Weagley       1996 the Parent Corporation    Vice President & Treasurer of the Parent Corporation
Age - 40                  1995 the Bank                  Senior Vice President & Cashier (1996-Present),
                          1985 the Bank                  Vice President & Cashier (1991 - 1996) and
                                                         Assistant Vice President prior years of the Bank

Donald Bennetti           1996 the Parent Corporation:   Vice President of the Parent Corporation
Age - 58                  1990 the Bank                  Senior Vice President (1997-Present)
                                                         Vice President (1993-1997)
                                                         Assistant Vice President (1992-1993) and
                                                         Assistant Cashier (1990-1992) of the Bank

John F. McGowan           1998 the Parent Corporation    Vice President of the Parent Corporation
Age -55                   1996 the Bank                  Senior Vice President (1998-Present) and
                                                         Vice President (1996-1998) of  the Bank

Lori A. Wunder            1998 the Parent Corporation    Vice President of the Parent Corporation
Age - 38                  1995 the Bank                  Senior Vice President  (1998-Present)
                                                         Vice President (1997-1998)
                                                         Assistant Vice President (1996-1997) and
                                                         Assistant Cashier (1995-1996) of the Bank

Julie D'Aloia             1999 the Parent Corporation    Vice President & Secretary (2001)
Age - 40                                                 Corporate Secretary (1998-2000)
                          1998 the Bank                  Senior Vice President & Secretary (2001)
                                                         Assistant-TO-The-President & Corporate Secretary
                                                         (1998-2000)

William A. Arnold         2000 the Parent Corporation    Vice President of the Parent Corporation
Age - 50                  2000 the Bank                  Senior Vice President & Senior Loan Officer (2000-Present)

Mark S. Cardone           2001 the Parent Corporation    Vice President of the Parent Corporation
Age - 38                  2001 the Bank                  Senior Vice President & Branch  Administrator


March 29, 2002           Center Bancorp, Inc., Form 10-K                 Page 12

                                     Part II

ITEM 5-Market Information For the Registrant's Stock and Related
Stockholder Matters

The information required by Item 5 of Form 10-K appears on pages 36 and 37 of the 2001 Annual Report and is incorporated herein by reference. As of December 31, 2001 there were 581 holders of record of the Parent Corporation's Common Stock.


ITEM 6-Selected Financial Data

The information required by Item 6 of Form 10-K appears on pages 1 and 19 of the 2001 Annual Report and is incorporated herein by reference.


ITEM 7-Management's Discussion and Analysis of Financial Condition and Results of Operations

The information required by Item 7 of Form 10-K appears on pages 20 through 38 of the 2001 Annual Report and is incorporated herein by reference.

ITEM 7A-Quantitative and Qualitative Disclosures About Market Risk

The information required by Item 7A of Form 10-K appears on pages 32 through 35 of the 2001 Annual Report and is incorporated herein by reference.

ITEM 8-Financial Statements and Supplementary Data

The information required by Item 8 of Form 10-K appears on pages 40 through 62 of the 2001 Annual Report and is incorporated herein by reference.

ITEM 9-Changes In and Disagreements With Accountants on
Accounting and Financial Disclosures

None

March 29, 2002           Center Bancorp, Inc., Form 10-K                 Page 13

                                    Part III


ITEM 10-Directors of the Registrant

The Corporation responds to this item by incorporating herein by reference the material responsive to such item in the Corporation's definitive proxy statement for its 2002 Annual Meeting of Stockholders.

ITEM 11-Executive Compensation

The Corporation responds to this item by incorporating herein by reference the material responsive to such item in the Corporation's definitive proxy statement for its 2002 Annual Meeting of Stockholders.

ITEM 12-Security Ownership of Certain Beneficial Owners and Management

The Corporation responds to this item by incorporating herein by reference the material responsive to such item in the Corporation's definitive proxy statement for its 2002 Annual Meeting of Stockholders.

ITEM 13-Certain Relationships and Related Transactions

The Corporation responds to this item by incorporating herein by reference the material responsive to such item in the Corporation's definitive proxy statement for its 2002 Annual Meeting of Stockholders.

March 29, 2002           Center Bancorp, Inc., Form 10-K                 Page 14

                                     Part IV

ITEM 14-Exhibits, Financial Statement Schedules, and
Reports on Form 8 -K


                                                                                   Pages in Annual Report
Consolidated Statements of Condition at December 31, 2001, and 2000                            40

Consolidated Statements of Income for the years ended
  December 31, 2001, 2000 and 1999                                                             41

Consolidated Statements of Changes in Stockholders' Equity for the years ended
December 31, 2001, 2000 and 1999                                                               42

Consolidated Statements of Cash Flows for the years ended
December 31, 2001, 2000 and 1999                                                               43

Notes to Consolidated Financial Statements                                                  44-62

Independent Auditors' Report                                                                   63

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

     10.2 Employment agreement between the Registrant and John J. Davis is incorporated by reference to exhibit 10.2 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995

     10.3 The Registrant's Employee Stock Option Plan is incorporated by reference to exhibit 10.3 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993

     10.4 The Registrant's Outside Director Stock Option Plan is incorporated by reference to exhibit 10.4 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993

     10.5 Supplemental Executive Retirement Plans ("SERPS") are incorporated by reference to exhibit 10.5 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994

     10.6 Executive Split Dollar Life Insurance Plan is incorporated by reference to exhibit 10.5 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994

     10.7 Employment agreement between the Registrant and Anthony C. Weagley, dated as of January 1, 1996 is incorporated by reference to exhibit 10.7 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995

     10.8 Employment agreement between the Registrant and Lori A. Wunder, dated as of January 1, 1999.

     10.9 Employment agreement between the Registrant and William E. Arnold, dated as of January 1, 2002.

March 29, 2002           Center Bancorp, Inc., Form 10-K                 Page 15

     10.10 Directors' Retirement Plan is incorporated by reference to exhibit
     10.10 to the Registrant's Annual Report on Form 10K for the year ended December 31, 1998.

     10.11 Center Bancorp, Inc. 1999 Stock Incentive Plan is incorporated by reference to exhibit 10.11 to the Registrant's Annual Report on Form 10K for the year ended December 31, 1999.

     10.12 Registrants' placement agreement with First Tennessee Capital Markets and Keefe Bruyette & Woods Inc., to issue and sell 10,000 floating rate capital securities with a liquidation of amount of $1,000 per capital security.

     10.13 Indenture between Registrant and State Street Bank and Trust Company as debenture trustee for floating rate junior subordinated deferrable interest debentures due 2031.

     10.14 Registrants amended and restated declaration of Trust of Center Bancorp Statutory Trust 1, dated December 18, 2001.

     10.15 Guarantee agreement by Registrant and between Center Bancorp, Inc. and State Street Bank and Trust Company of Connecticut, National Association, dated as of December 18, 2001.

     11.1 Statement regarding computation of per share earnings is omitted because the computation can be clearly determined from the material incorporated by reference in this Report.

     13.1 Registrant's Annual Report to Shareholders for the year ended December 31, 2001 (parts not incorporated by reference are furnished for information purposes only and are not to be deemed to be filed herewith.)

     21.1 Subsidiaries of the Registrant

     23.1 Consent of KPMG LLP

B.  Reports on Form 8-K

There were no reports on Form 8-K filed by the Registrant during the fourth quarter of 2001.

March 29, 2002           Center Bancorp, Inc., Form 10-K                 Page 16

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Center Bancorp Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         CENTER BANCORP, INC.

                                         /s/ JOHN J. DAVIS
                                         John J. Davis
                                         President and Chief Executive Officer


Dated March 29, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, in the capacities described below and on the date indicated above:


/s/ ALEXANDER BOL                                  /s/ HUGO BARTH, III
-----------------                                  -------------------
Alexander A. Bol                                   Hugo Barth, III
Director and Chairman of the                       Director
Board


/s/ ROBERT L. BISCHOFF                             /s/ BRENDA CURTIS
----------------------                             -----------------
Robert L. Bischoff                                 Brenda Curtis
Director                                           Director


/s/ JOHN J. DAVIS                                  /s/ DONALD G. KEIN
-----------------                                  ------------------
John J. Davis                                      Donald G. Kein
President and Chief Executive Officer              Director
and Director


/s/ JAMES J. KENNEDY                               /s/ HERBERT SCHILLER
--------------------                               --------------------
James J. Kennedy                                   Herbert Schiller
Director                                           Director


/s/ PAUL LOMAKIN, JR.                              /s/ NORMAN F. SCHROEDER
---------------------                              -----------------------
Paul Lomakin, Jr.                                  Norman F. Schroeder
Director                                           Director


/s/ WILLIAM THOMPSON                               /s/ ANTHONY C. WEAGLEY
--------------------                               ----------------------
William Thompson                                   Anthony C. Weagley
Director                                           Vice President & Treasurer
                                                   (Chief Accounting and
                                                   Financial Officer)

March 29, 2002           Center Bancorp, Inc., Form 10-K                 Page 17

                          INDEPENDENT AUDITORS' CONSENT



The Board of Directors
Center Bancorp, Inc.:


We consent to the incorporation by reference in the Registration Statements No. 33-72176, No. 333-37436, and No. 333-37434 on Form S-8 and Registration
Statement No. 33-72178 of Form S-3 of Center Bancorp, Inc. of our report dated January 23 2002, relating to the consolidated statements of condition of Center Bancorp, Inc. and subsidiaries as of December 31, 2001 and 2000 and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2001, which report is incorporated by reference in the December 31, 2001 Annual Report on Form 10-K of Center Bancorp, Inc.






          /s/ KPMG LLP
          -------------



Short Hills, New Jersey
March 29, 2002

March 29, 2002           Center Bancorp, Inc., Form 10-K                 Page 18

                                  A3. Exhibits
                              Organizational Chart


                       21.1 Subsidiaries of the Registrant
                             As of December 31, 2001





                           UNION CENTER NATIONAL BANK
                               2455 MORRIS AVENUE
                             UNION, NEW JERSEY 07083
                      (100% Owned by Center Bancorp, Inc.)

                        CENTER BANCORP STATUTORY TRUST I



March 29, 2002           Center Bancorp, Inc., Form 10-K                 Page 19