Form 10-Q
period 2002-03-31
CENTER BANCORP INC
filed 2002-05-14
CIK 712771

                        SECURITIES & EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                  (Mark One)

         |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2002 OR

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

                  Yes|X|                             No|_|

         Shares outstanding on April 30, 2002
         ------------------------------------
         Common stock, no par value: 3,994,593 shares

                              CENTER BANCORP, INC.


INDEX TO FORM 10-Q


PART I.  FINANCIAL INFORMATION                                             Page

         Item 1.  Financial Statements
                  Consolidated Statements of Condition
                  at March 31, 2002 (Unaudited) and December 31, 2001      3

                  Consolidated Statements of Income for the
                  three-months ended March 31, 2002 and 2001               4
                  (Unaudited)

                  Consolidated Statements of Cash Flows for the
                  three-months ended March 31, 2002 and 2001               5
                  (Unaudited)

Notes to the Consolidated Financial Statements                             6-8

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations            9-21

         Item 3.  Qualitative and Quantitative Disclosures about           22
                  Market Risks



PART II.          OTHER INFORMATION

         Item 1.  Legal Proceedings                                        22


         Item 4.  Submission of Matters to Vote
                  of Security Holders                                      22-23

         Item 6.  Exhibits                                                 23

                  Signature                                                24

Consolidated Statements of Condition                                                      March 31,                December 31,
(Dollars in thousands)                                                                      2002                       2001
------------------------------------------------------------------------------------------------------------------------------
                                                                                          (unaudited)
Assets:
Cash and due from banks                                                                   $  16,899                  $ 29,668
Federal funds sold                                                                            8,400                         0
------------------------------------------------------------------------------------------------------------------------------
   Total cash and cash equivalents                                                           25,299                    29,668
Investment securities held to maturity (approximate
   market value of $231,24 in 2002 and $205,604 in 2001)                                    231,703                   205,237
Investment securities available-for-sale                                                    213,836                   212,037
------------------------------------------------------------------------------------------------------------------------------
Total investment securities                                                                 445,539                   417,274
------------------------------------------------------------------------------------------------------------------------------
Loans, net of unearned income                                                               216,547                   211,236
Less - Allowance for loan losses                                                              2,260                     2,191
------------------------------------------------------------------------------------------------------------------------------
Net loans                                                                                   214,287                   209,045
------------------------------------------------------------------------------------------------------------------------------
Premises and equipment, net                                                                  12,527                    11,685
Accrued interest receivable                                                                   5,265                     4,542
Bank owned separate account life insurance                                                   13,563                    13,000
Other assets                                                                                  2,557                     2,298
Goodwill                                                                                      2,091                     2,091
------------------------------------------------------------------------------------------------------------------------------
Total assets                                                                                721,128                   689,603
------------------------------------------------------------------------------------------------------------------------------
Liabilities
Deposits:
Non-interest bearing                                                                      $ 110,005                 $ 103,520
Interest bearing:
Certificates of deposit $100,000 and over                                                    42,081                    23,371
Savings and time deposits                                                                   386,454                   370,942
------------------------------------------------------------------------------------------------------------------------------
Total deposits                                                                              538,540                   497,833
Federal funds purchased and securities sold under
   agreements to repurchase                                                                  61,217                    72,296
Federal Home Loan Bank advances                                                              60,000                    60,000
Corporation - obligated Mandatorily redeemable trust preferred securities of subsidiary trust holding solely junior solely junior subordinated
debentures of the Corporation                                                                10,000                    10,000
Accounts payable and accrued liabilities                                                      5,745                     5,178
------------------------------------------------------------------------------------------------------------------------------
Total Liabilities                                                                           675,502                   645,307
------------------------------------------------------------------------------------------------------------------------------
Stockholders' equity:
Common stock, no par value:
Authorized 20,000,000 shares; issued 4,736,380 and
   4,732,625 shares in 2002 and 2001, respectively                                           14,743                    14,677
Additional paid in capital                                                                    4,312                     4,180
Retained earnings                                                                            30,008                    28,569

Treasury stock at cost (542,441 and 569,741 shares in 2002
    and 2001, respectively)                                                                  (3,935)                   (4,115)
Restricted stock                                                                                (42)                     (135)
Accumulated other comprehensive income                                                          540                     1,120
------------------------------------------------------------------------------------------------------------------------------
Total stockholders' equity                                                                   45,626                    44,296
------------------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                                                $ 721,128                 $ 689,603
------------------------------------------------------------------------------------------------------------------------------

All share and per share amounts have been restated to reflect the 5% stock dividend declared April 16, 2002, payable June 1, 2002 to stockholders of record May 17, 2002.

See Accompanying Notes To Consolidated Financial Statements.

Center Bancorp, Inc
Consolidated Statements of Income
(unaudited)
                                                                                  Three Months Ended
(Dollars in thousands)                                                                 March 31,
-------------------------------------------------------------------------------------------------------
                                                                                  2002           2001
Interest income:
Interest and fees on loans                                                   $    3,673     $     3,802
Interest and dividends on investment securities:
Taxable interest income                                                           6,552          5,553
Nontaxable interest income                                                          151            116
Interest on Federal funds sold and securities
purchased under agreement to resell                                                   2            166
-------------------------------------------------------------------------------------------------------
Total interest income                                                        $   10,378     $    9,637
-------------------------------------------------------------------------------------------------------

Interest expense:
Interest on certificates of deposit $100,000 or more                                174            678
Interest on savings and time deposits                                             2,191          2,507
Interest on borrowings                                                            1,312          1,203
-------------------------------------------------------------------------------------------------------
Total interest expense                                                            3,677          4,388
Net interest income                                                               6,701          5,249
Provision for loan losses                                                            90             75
Net interest income after provision for loan losses                               6,611          5,174
-------------------------------------------------------------------------------------------------------
Other income:
  Service charges, commissions and fees                                             379            387
  Other income                                                                       70            109
  BOLI                                                                              180              0
  Gain (Loss) on securities sold                                                    186             28
-------------------------------------------------------------------------------------------------------
Total other income                                                           $      815     $       524
-------------------------------------------------------------------------------------------------------
Other expense:
  Salaries and employee benefits                                                  2,300          1,870
  Occupancy expense, net                                                            456            434
  Premises and equipment expense                                                    389            336
  Stationery and printing expense                                                   156             93
  Marketing and advertising                                                         193            126
  Other expenses                                                                    961            793
-------------------------------------------------------------------------------------------------------
Total other expense                                                          $    4,455     $    3,652
-------------------------------------------------------------------------------------------------------
   Income before income tax expense                                               2,971          2,046
   Income tax expense                                                               936            691
-------------------------------------------------------------------------------------------------------
Net income                                                                   $    2,035     $    1,355
-------------------------------------------------------------------------------------------------------
Earnings per share
Basic                                                                        $     0.49     $     0.33
Diluted                                                                      $     0.48     $     0.33
-------------------------------------------------------------------------------------------------------
Average weighted common shares outstanding
Basic                                                                         4,173,165      4,116,837
Diluted                                                                       4,207,730      4,150,446
-------------------------------------------------------------------------------------------------------

All share and per share amount have been adjusted to reflect the 5% stock dividend declared April 17, 2002 and payable June 1, 2002 to stockholders of record May 18, 2002.

See Accompanying Notes To Consolidated Financial Statements


Center Bancorp, Inc.
Consolidated Statements of Cash Flows
(Unaudited)                                                                                Three Months Ended
                                                                                               March 31,
(Dollars in thousands)                                                                     2002            2001
--------------------------------------------------------------------------------         ------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                            $  2,035        $  1,355
  Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation and amortization                                                           414             377
     Provision for loan losses                                                                90              75
Provision for deferred taxes
     (Gain) on sales of investment securities available-for-sale                            (186)            (28)
     Proceeds from sale of other real estate owned                                             0              45
     (Increase) decrease in accrued interest receivable                                     (723)            613
     Loss on sales of other real estate owned                                                  0               4
     Increase in other assets                                                               (641)           (240)
     Increase in cash surrender value of BOLI                                               (181)              0
     Increase in other liabilities                                                           567           1,623
     Amortization of premium and accretion of
        discount on investment securities, net                                               285             (42)
-----------------------------------------------------------------------------------------------------------------
        Net cash provided by operating activities                                       $  1,660        $  3,782
-----------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from maturities of securities available-for-sale                          $ 48,592        $ 15,615
     Proceeds from maturities of securities held-to-maturity                              24,519          25,653
     Proceeds from sales of investment securities available-for-sale                      13,348           8,461
     Purchase of securities available-for-sale                                           (61,744)        (24,004)
     Purchase of securities held-to-maturity                                             (51,979)        (14,348)
     Purchase of FRB & FHLB stock, net                                                    (1,680)              0
     Net increase in loans                                                                (5,332)         (4,218)
     Property and equipment expenditures, net                                              1,256            (189)
-----------------------------------------------------------------------------------------------------------------
Net cash (used in) provided by investing activities                                      (33,020)          6,970

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net (decrease) increase in deposits                                                  40,707          18,886
     Dividends paid                                                                         (596)           (560)
     Proceeds from issuance of common stock                                                  471             239
Issuance of mandatorily redeemable securities of subsidiary Trust                         10,000               0
     Net increase in borrowings                                                           (1,079)         (4,348)
-----------------------------------------------------------------------------------------------------------------
     Net cash provided by financing activities                                            49,503          14,217
-----------------------------------------------------------------------------------------------------------------
     Net (decrease) increase in cash and cash equivalents                                 (4,369)         24,969
-----------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at beginning of period                                          29,668          22,274
Cash and cash equivalents at end of period                                              $ 25,299        $ 47,243
-----------------------------------------------------------------------------------------------------------------
Supplemental disclosures of cash flow information:
     Interest paid on deposits and short-term borrowings:                               $  3,671        $  4,229
     Income taxes                                                                       $    877        $    676

See Accompanying Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements

Note I
Summary of Significant Accounting Policies
Principles of Consolidation

The consolidated financial statements of Center Bancorp, Inc. (the "Corporation") are prepared on the accrual basis and include the accounts of the Corporation and its wholly owned subsidiary, Union Center National Bank (the "Bank"). All significant inter-company accounts and transactions have been eliminated from the accompanying consolidated financial statements.

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

In the opinion of Management, all adjustments necessary for a fair presentation of the Corporation's financial position and results of operations for the interim periods have been made. Such adjustments are of a normal recurring nature. Results for the period ended March 31, 2002 are not necessarily indicative of results for any other interim period or for the entire fiscal year. Reference is made to the Corporation's Annual Report on Form 10-K for the year ended December 31, 2001 for information regarding accounting principles.

Note 2
Recent Accounting Pronouncements
SFAS No. 140

In September 2001, the FASB issued SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (A Replacement of FASB Statement 125)." SFAS No. 140 supercedes and replaces the guidance in SFAS No. 125 and, accordingly, provides guidance on the following topics: securitization transactions involving financial assets; sales of financial assets such as receivables, loans and securities; factoring transactions: wash sales; servicing assets and liabilities; collateralized borrowing arrangements; securities lending transactions; repurchase agreements; loan participations, and extinguishment of liabilities. While most of the provisions of SFAS No. 140 were effective for transactions entered into after March 31, 2002, companies that hold beneficial interests from previous securitizations were required to make additional disclosures in their December 31, 2001 financial statements. The initial adoption of SFAS No. 140 did not have a material impact on the financial statements of the Corporation.

SFAS No. 141

In July 2001, the FASB issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. Statement 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The Corporation had no business combinations subsequent to June 30, 2001, and therefore the implementation of this Statement 141 did not have an impact on the Corporation.

SFAS NO. 142

Upon adoption of Statement 142, the Corporation is required to evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination. In addition, the Corporation is required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. To the extent an intangible asset is identified as having an indefinite useful life, the Corporation is required to test the tangible asset for impairment in accordance with the provisions of Statement 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

In connection with the transitional goodwill impairment evaluation, Statement 142 requires the Corporation to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. The Corporation will then have up to nine months from the date of adoption to determine the far value of goodwill and compare it to the carrying amount. To the extent that the goodwill carrying amount exceeds its fair value, an indication exits that the goodwill may be impaired and the Corporation must perform the second step of the transitional impairment test. In the second step, the Corporation must compare the implied fair value of the goodwill, determined by allocating the fair value to all of its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with Statement 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Corporation's statement of earnings.

As of December 31, 2001, the Corporation has $2.1 million in unamortized goodwill with annual amortization of $323,000, which will cease upon the adoption of SFAS No. 142, "Goodwill and Intangible Assets". The Corporation adopted SFAS No. 142 on January 1, 2002. Accordingly, the March 21, 2002 Financial Statements do not include amortization of goodwill. In the quarter ended March 31, 2002, amortization of goodwill totaled $81,000.

SFAS NO. 144

On October 3, 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", it retains many of the fundamental provisions of that Statement. The Statement is effective for fiscal years beginning after December 15, 2001. The initial adoption of SFAS No. 144 did not have a significant impact on the Corporation's consolidated financial statements.

NOTE 3

The following table outlines the Corporation's comprehensive income for the three months ended March 31, 2002 and 2001.

                                                                      Three Months
                                                                     Ended March 31
Comprehensive Income                                             2002             2001
----------------------------------------------------------------------------------------
(Dollars in thousands)
Net Income                                                     $ 2,035          $ 1,355
Other comprehensive income
  Unrealized holding company (losses) gains arising
    during the period, net of taxes                               (457)             922
Less reclassificaton of adjustment for (gains)
losses included in net income (net of tax benefit)                (123)             (18)
----------------------------------------------------------------------------------------
Other total comprehensive income (loss)                            580              908
----------------------------------------------------------------------------------------
Total comprehensive income                                     $ 1,455          $ 2,259
========================================================================================

NOTE 4

The following is a reconciliation of the calculation of basic and dilutive earnings per share.

                                                                      Three Months
                                                                     Ended March 31,
(In thousands, except per share data)                               2002         2001
----------------------------------------------------------------------------------------
(Dollars in thousands)

Net Income                                                        $ 2,035       $ 1,355
Weighted Average Shares                                             4,173         4,117
Effect of Dilutive Stock Options                                       35            33
----------------------------------------------------------------------------------------
Total Weighted Average Dilutive Shares                            $ 4,208       $ 4,150
----------------------------------------------------------------------------------------
Basic Earnings per Share                                          $  0.49       $  0.33
----------------------------------------------------------------------------------------
Diluted Earnings per share                                        $  0.48       $  0.33
========================================================================================

--------------------------------------------------------------------------------
All share and par share amount have been adjusted to reflect the 5% stock dividend declared April 16, 2002 and payable June 1, 2002 to stockholders of record May 17, 2002.

            Management's Discussion & Analysis of Financial Condition
                            and Results of Operations

Net income for the three-months ended March 31, 2002 amounted to $2,035,000 as compared to $1,355,000 earned for the comparable three-month period ended
March 31, 2001. On a per diluted share basis, earnings increased to $.48 per share as compared with $.33 per share for the three-months ended March 31, 2001. All per share amounts have been restated to reflect the 5% stock dividend declared April 16, 2002, payable June 1, 2002. The annualized return on average assets increased to 1.12 percent compared with 0.94 percent for the comparable three-month period in 2001. The annualized return on average stockholders' equity was 17.6 percent for the three-month period ended March 31, 2002 as compared to 13.4 percent for the three-months ended March 31, 2001. Earnings performance for the first quarter of 2002 primarily reflects a higher level of net interest income and increased non-interest income, offsetting increased non-interest expense and income tax expense.

Net interest income is the difference between the interest earned on the portfolio of earning-assets (principally loans and investments) and the interest paid for deposits and borrowings, which support these assets. Net interest income is presented below first in accordance with the Corporation's consolidated financial statements and then on a fully tax-equivalent basis by adjusting tax-exempt income (primarily interest earned on various obligations of state and political subdivisions) by the amount of income tax which would have been paid, had the assets been invested in taxable issues.

Net Interest Income
---------------------------------------------------------------------------------------
(Dollars in thousands)                          Three Months Ended
                                                    March 31,            Percent
                                              2002            2001       Change
                                          ---------------------------------------------
Interest income:
 Investments                                    $ 6,781          $ 5,729        18.36%
 Loans, including fees                            3,673            3,802        -3.39%
 Federal funds sold and securities
  sold under agreements to
  repurchase                                          2              166       -98.80%
                                          -------------------------------
   Total interest income                         10,456            9,697         7.83%
-------------------------------------------------------------------------
Interest expense:
 Certificates $100,000 or more                      174              678       -74.34%
 Savings and Time Deposits                        2,191            2,507       -12.60%
 FHLB advances and other
 borrowings                                       1,312            1,203         9.06%
                                          -------------------------------
   Total interest expense                         3,677            4,388       -16.20%
-------------------------------------------------------------------------
Net interest income on a fully
 tax-equivalent basis                             6,779            5,309        27.69%
Tax-equivalent adjustment                           (78)             (60)       30.00%
                                          -------------------------------
   Net interest income*                         $ 6,701          $ 5,249        27.66%
---------------------------------------------------------------------------------------

*Before the provision for loan losses. NOTE: The tax-equivalent adjustment was computed based on an assumed statutory Federal income tax rate of 34 percent. Adjustments were made for interest accrued on securities of state and political.

Net interest income on a fully tax-equivalent basis increased $1,470,000 or 27.7 percent to approximately $6.8 million for the three-months ended March 31, 2002, from $5.3 million for the comparable period in 2001. For the three- months ended March 31, 2002, the net interest margin increased to 4.08 percent from 3.99 percent due primarily to an increase in interest earning assets and a lower cost of funds. For the three-months ended March 31, 2002, a decrease in the average yield on interest earning assets of 99 basis points was offset by a decrease in the average cost of interest-bearing liabilities of 143 basis points.

The 44 basis point increase in the net interest spread was primarily a result of the decreased cost of interest-bearing liabilities and the Corporation's ability to fund a greater portion of its earning-assets through increases in core deposits, versus higher cost promotional deposits and short term borrowings. Average interest earning-assets increased by $133.5 million, from the comparable three-month period in 2001. The net increase in average interest-bearing liabilities was $129.8 million over the comparable three-month period in 2001. The 2002 first quarter changes in average interest earning-asset volumes resulted primarily from increased volumes of taxable investment securities and loans, funded primarily by deposits and increased short -term borrowings.

For the three-month period ended March 31, 2002 interest income on a fully tax-equivalent basis increased by $1.47 million or 27.7 percent from the comparable three-month period in 2001. The primary factor contributing to the increase was the previously cited increase in average earning-assets. The Corporation's loan portfolio increased on average $13.7 million to $213.5 million from $199.8 million in the same quarter in 2001, primarily driven by growth in commercial loans, commercial and residential mortgage loans. This growth was funded primarily through an increase in deposits and borrowings.

The factors underlying the year-to year changes in net interest income are reflected in the tables appearing on page 9 and page 12, each of which has been presented on a tax-equivalent basis (assuming a 34 percent tax rates). The table on page 12 (Average Statements of Condition with Interest and Average Rates) shows the Corporation's consolidated average balance of assets, liabilities, and stockholders' equity, the amount of income produced from interest-earning assets and the amount of expense resulting from interest-bearing liabilities and the interest income as a percentage of average interest-earning assets. The table presented on page 11 (Analysis of Variance in Net Interest Income Due to Volume and Rates) quantifies the impact on net interest income resulting from changes in average balances and average rates over the past three years; any change in interest income or expense attributable to both changes in volume and changes in rate has been allocated in proportion to the relationship of the absolute dollar amount of change in each category.

The loan portfolio (traditionally the Corporation's highest yielding earning-asset) represented, on average, approximately 31.5 percent of the Corporation's interest earning-assets for the three-months ended March 31, 2002 as compared with 37.0 percent for the comparable period in 2001.

Average investment volume for the three-months ended March 31, 2002 increased $131.6 million to $459.5 million compared to $327.9 million for the three months of 2001. The growth in investments was in taxable securities, which increased $128.5 million. Nontaxable securities increased $3.1 million as compared with the comparable period in 2001.

Interest expense for the three-months ended March 31, 2002, decreased $711,000 or 16.2 percent from the comparable three-month period ended March 31, 2001, as a result of a decrease in interest rates and higher amounts of lower cost borrowings and Super Max Savings deposits. The $1.6 million decrease in interest expense attributable to decreased rates brought about by the actions of the Federal Reserve in lowering interest rates was offset in part by the $952,000 increases in interest expense attributable to volume factors.

For the three-months ended March 31, 2002, the Corporation's net interest spread on a tax-equivalent basis increased to 3.67 percent from 3.23 percent for the three-months ended March 31, 2001. This increase reflected a widening of spreads between yields earned on loans and investments and rates paid for supporting funds. Net interest margins expanded due in part to a decline in interest rates, despite the increased volumes of interest bearing checking, money market and savings deposits in addition to short-term borrowings. The Federal Reserve left the Federal Funds at a 40 year low of 1.75% for the first quarter of 2002,as compared to the first quarter of 2001 when the Federal Reserve lowered interest rates three-times. Although the yield on interest-earning-assets declined to
6.29 percent from 7.28 percent; this was offset by lower rates paid for interest-bearing liabilities coupled with a change in the mix of interest-bearing liabilities to less costly funding. The cost of total interest-bearing liabilities decreased to 2.62 percent for the three-months ended March 31, 2002 from 4.05 percent for the three-months ended March 31, 2001.

The contribution of non-interest-bearing sources (i.e. the differential between the average rate paid on all sources of funds and the average rate paid on interest-bearing sources) narrowed to approximately 44 basis points from 75 basis points during three-month period ended March 31, 2002. The growth in interest-bearing deposits was not proportionate to the overall deposit growth experienced for the period and outpaced the growth in non-interest bearing deposits. This trend reflects the continued change in consumer preferences for interest-bearing accounts versus non-interest bearing ones.

The following table, "Analysis of Variance in Net Interest Income due to Volume and Rates", analyzes net interest income by segregating the volume and rate components of various interest earning assets and liabilities and the resultant changes in the rates earned and paid by the Corporation.

                                                                      2002/2001 Increase/(Decrease)
(Dollars in thousands)                                                     Due to Change In:

                                                            Average          Average           Net
                                                            Volume           Rate              Change
                                                            --------------   ---------------   --------------
Interest-earning assets
Investment Securities
Taxable                                                     $       1,988    $         (989)   $         999
Non-taxable                                                            54                (1)              53
Federal funds sold and securities
 purchased under agreement to resell                                  (91)              (73)            (164)
Loans, net of unearned income                                         250              (379)            (129)
                                                            --------------   ---------------   --------------
  Total interest-earning assets                                     2,201            (1,442)             759
-------------------------------------------------------------------------------------------------------------

Interest-bearing liabilities:
Money Market deposits                                                 204              (224)             (20)
Savings deposits                                                      330              (323)               7
Time deposits                                                        (136)             (705)            (841)
Other interest-bearing deposits                                        43                (9)              34
Short-term borrowings                                                 347              (375)             (28)
Borrowings                                                            137                 0              137
                                                            --------------   ---------------   --------------
  Total interest-bearing liabilities                                  925            (1,636)            (711)
                                                            --------------   ---------------   --------------
Change in net interest  income                              $       1,276    $          194    $       1,470
-------------------------------------------------------------------------------------------------------------

The following table, "Average Balance Sheet with Interest and Average Rates", presents for the three-months ended March 31, 2002 and 2001 the Corporation's average assets, liabilities and stockholders' equity. The Corporation's net interest income, net interest spreads and net interest income as a percentage of interest earning assets are also reflected.

              Average Balance Sheet with Interest and Average Rates

                                                                                 Three Month
                                                                             Period Ended March 31,
                                                                          2002                                      2001
                                                                 ----------------------                    -----------------------
                                                                 Interest       Average                    Interest       Average
                                                  Average        Income/        Yield/       Average       Income/        Yield/
(tax-equivalent basis, dollars in thousands)      Balance        Expense         Rate        Balance       Expense        Rate
--------------------------------------------      -------        --------       -------      -------       --------       --------
Assets
Interest-earning assets:
  Investment securities: (1)
    Taxable                                        $446,402        $ 6,552          5.95%       $317,895        $ 5,553        7.08%
    Non-taxable                                      13,122            229          6.98%         10,033            176        7.02%
  Federal funds sold and securities
  purchased under agreement to resell                   642              2          1.26%         12,476            166        5.40%
  Loans, net of unearned income (2)                 213,528          3,673          6.98%        199,827          3,802        7.72%
                                               -------------  -------------  -------------  -------------  -------------  ----------
         Total interest-earning assets             $673,694         10,456          6.29%       $540,231          9,697        7.28%
Non-interest earning assets
  Cash and due from banks                            17,914                                       17,429
BOLI                                                 13,448                                            0
  Other assets                                       22,571                                       20,019
Allowance for possible loan losses                   (2,224)                                      (1,661)
         Total non-interest earning
          assets                                     51,709                                       35,787
                                               -------------                                -------------
         Total assets                              $725,403                                     $576,018
                                               -------------                                -------------
Liabilities and stockholders' equity
Interest-bearing liabilities:
  Money Market deposits                            $108,315            524          1.96%       $ 73,750            544        2.99%
  Savings deposits                                  155,362            873          2.28%        105,759            866        3.32%
  Time deposits                                     100,329            752          3.04%        110,522          1,593        5.85%
  Other interest - bearing deposits                  66,644            216          1.31%         53,519            182        1.38%
Trust Preferred                                      10,000          1,175          5.48%              0              0        0.00%
Short-term  borrowings                              128,777            137          3.65%         96,103          1,203        5.01%
                                               -------------  -------------  -------------  -------------  -------------  ----------
         Total interest-bearing
          liabilities                              $569,427          3,677          2.62%       $439,653          4,388        4.05%
                                               -------------                                -------------
Non-interest-bearing liabilities:
  Demand deposits                                   103,538                                       91,155
  Other non-interest-bearing deposits                   514                                          870
  Other liabilities                                   5,661                                        3,922
                                               -------------                                -------------
         Total non-interest-bearing
          liabilities                               109,713                                       95,947
Stockholders' equity                                 46,263                                       40,418
                                               -------------                                -------------
         Total liabilities and
          stockholders' equity                     $725,403                                     $576,018
                                               -------------                                -------------
Net interest income (tax-equivalent basis)                         $ 6,779                                      $ 5,309
                                                              -------------                                -------------
Net Interest Spread                                                                 3.67%                                      3.23%
                                                                             -------------                                ----------
Net interest income as percent
 of earning-assets                                                                  4.08%                                      3.99%
                                                                             -------------                                ----------
Tax equivalent adjustment                                              (78)                                         (60)
                                                              -------------                                -------------
Net interest income                                                $ 6,701                                      $ 5,249
                                                              -------------                                -------------

(1) Average balances for available-for-sale securities are based on amortized cost
(2) Average balances for loans include loans on non-accrual status
(3) The tax-equivalent adjustment was computed based on a statutory Federal income tax rate of 34 percent

Investments

For the three-months ended March 31, 2002, the average volume of investment securities increased to $459.5 million, or 68.2 percent of average earning-assets an increase of $131.6 million from $327.9 million on average for the same three-month period in 2001. The tax-equivalent yield on the investment portfolio decreased to 5.98 percent from 7.09 percent for the comparable three-month period in 2001. The 111 basis points decline in yield on the portfolio was attributable to both additional volume added to the portfolio coupled with purchases made to replace maturing and called investments, made at lower rates. The volume related figures during the first quarter period contributed an increase in revenue of $2,024,000 while rate related changes amounted to ($990,000). The increased size of the investment portfolio largely reflects the Corporation's leverage strategies, which were implemented in the fourth quarter of 2001. The principal components of the investment portfolio are U.S. Treasury, U.S. Government Federal Agency callable and non-callable securities including agency issued collateralized mortgage obligations, corporate securities, and municipals.

The impact of re-pricing activity on investment yields was increased to some extent by a change in bond segmentation to shorter duration securities offset in part by some portfolio extension, where risk is relatively minimal within the portfolio resulting in wider spreads. The Corporation also carried on average $18.3 million in short-term overnight money market investments as compared with $0 for the comparable period in 2001. These funds carried significantly lower rates than other securities in the portfolio (1.94%) and is a contributing factor to the decline in yield as compared to the comparable three-moth period in 2001. The increased volume of such securities was for liquidity purposes.

Securities available-for-sale are a part of the Corporation's interest rate risk management strategy and may be sold in response to changes in interest rates, changes in prepayment risk, liquidity management and other factors. For the three-months ended March 31, 2002, the Corporation sold from its available-for-sale portfolio securities totaling approximately $13.3 million. Purchases of securities to replace the sales amounted to approximately $52.0 for the three- month period ended March 31, 2002, with weighted average yields of
5.625 percent.

At March 31, 2002 the net unrealized gain carried as a component of other comprehensive income and included in shareholders' equity amounted to a net unrealized gain of $540,000 as compared with an unrealized gain of $1,244,000 at March 31, 2001 resulting from pullback in the bond market due to a decline in interest rates fostered by the Federal Open Market Committee's recent actions to lower the Federal funds target rate as an economic stimulus. Bond prices have fallen as interest rates rose in the long end of the yield curve.

Loans

Loan growth during the first three-months of 2002 occurred primarily in the residential 1-4 family and commercial loan portfolio. This growth resulted from the Corporation's business development efforts enhanced by the Corporation's entry into new markets through expanded branch facilities. The decrease in the loan portfolio yield for the three-month period was the result of the decline in interest rates as compared with the comparable period in 2001, coupled with a competitive rate structure to attract new loans and by the heightened competition for lending relationships that exists in the Corporation's market. The Corporation's desire to grow this segment of the earning-asset mix is reflected in its current business development plan and marketing plans, as well as its short-term strategic plan.

Analyzing the loan portfolio for the three-months ended March 31, 2002, average loan volume increased $13.7 million or 6.9 percent, while portfolio yield decreased by 74 basis points as compared with the same period in 2001. The effects of the additions made to the portfolio were lessened by continued re-financing activity; which was fueled, by historically low interest rates. The volume related factors contributed increased revenue of $250,000 while rate related changes amounted to $(379,000). Total average loans increased to $213.5 million with a net interest yield of 6.98 percent, as compared to $199.8 million with a yield of 7.72 percent for the three-months ended March 31, 2001.

Allowance for Loan Losses

The purpose of the allowance for loan losses is to absorb the impact of losses inherent in the loan portfolio. Additions to the allowance are made through provisions charged against current operations and through recoveries made on loans previously charged-off. The allowance for loan losses is maintained at an amount considered adequate by management to provide for potential credit losses inherent in the loan portfolio based upon a periodic evaluation of the risk characteristics of the loan portfolio. In establishing an appropriate allowance, an assessment of the individual borrowers, a determination of the value of the underlying collateral, a review of historical loss experience and an analysis of the levels and trends of loan categories, delinquencies, and problem loans are considered. Such factors as the level and trend of interest rates and current economic conditions are also reviewed. At March 31, 2002, the allowance was $2,260,000 as compared to a level of $2,191,000 at December 31, 2001, and $1,707,000 at March 31, 2001. The Corporation had a provision to the allowance for loan losses during the three-month periods ended March 31, 2002 and 2001 amounting to $90,000 and $75,000, respectively. The increase in the provision for loan losses during the periods discussed was commensurate with the loan volume recorded during the respective periods and increased focus on the commercial and residential lending.

At March 31, 2002, the allowance for loan losses amounted to 1.04 percent of total loans. In management's view, the level of the allowance at March 31, 2002 is adequate to cover losses inherent in the loan portfolio. Management's judgment regarding the adequacy of the allowance constitutes a "Forward Looking Statement" under the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from management's analysis, based principally upon factors considered by management in establishing the allowance.

Although management uses the best information available, the level of the allowance for loan losses remains an estimate, which is subject to significant judgment and short-term changes. Various regulatory agencies, as an integral part of their examination process, periodically review the Corporation's allowance for loan losses. Such agencies may require the Corporation to increase the allowance based on their analysis of information available to them at the time of their examinations. Furthermore, the majority of the Corporation's loans are secured by real estate in the State of New Jersey. Accordingly, the collectability of a substantial portion of the carrying value of the Corporations loan portfolio or the Central New Jersey area experience an adverse economic shock. Future adjustments to the allowance may be necessary due to economic, operating, regulatory and other conditions beyond the Corporation's control. The allowance for loan losses as a percentage of total loans amounted to 1.04 percent at March 31, 2002, 1.04 percent at December 31, 2001 and .84 percent at March 31, 2001.

During the three months ended March 31, 2002, and the three months ended
March 31, 2001, the Corporation did not experience any substantial problems within its loan portfolio. Net charge-offs were $21,000, for the three months ended March 31, 2002 and $23,000 for the three months ended March 31, 2001. The charge-off activity for the respective periods was a result of a continued unfavorable level of charge-offs in the installment loan portfolio, reflecting the economic slowdown and the resulting higher level of personal bankruptcies.

The Corporation had non-accrual loans amounting to $109,000 at March 31, 2002 and at December 31, 2001. Non-accrual loans at March 31, 2001 amounted to $231,000. The decrease in such loans in 2002 and at March 31, 2002 was attributable to a home equity loan, which was charged off, and a residential mortgage loan, which was paid in full by the borrower.

The value of impaired loans is based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or at the fair value of the collateral if the loan is collateral dependent. Impaired loans consist of non-accrual loans and loans internally classified as substandard or worse, in each instance above an established dollar threshold of $200,000. All loans below the established dollar threshold are considered homogenous and are collectively evaluated for impairment. At March 31, 2002, total impaired loans were approximately $1,973,000 compared to $1,461,000 at December 31, 2001 and $1,927,000 at March 31, 2001. Although classified as substandard, impaired loans were current with respect to principal and interest payments.

Changes in the allowance for loan losses for the period ended March 31, 2002 and 2001 respectively, are set forth below.

Allowance for loan losses
(Dollars in thousands)
                                                                Three Months Ended March 31,
                                                                ----------------------------
                                                                 2002                 2001
                                                                 ----                 ----
Average loans outstanding                                      $213,528            $ 199,827
---------------------------------------------------------------------------------------------
Total loans at end of period                                    216,597              203,144
---------------------------------------------------------------------------------------------
Analysis of the allowance for loan losses
Balance at the beginning of period                                2,191                1,655
 Charge-offs:
 Commercial                                                           0                    0
 Real estate-mortgage                                                 0                    0
 Installment loans                                                   24                   24
---------------------------------------------------------------------------------------------
   Total charge-offs                                                 24                   24
Recoveries:
 Commercial                                                           0                    0
 Real estate-mortgage                                                 0                    0
 Installment loans                                                    3                    1
---------------------------------------------------------------------------------------------
   Total recoveries                                                   3                    1
Net Charge-offs:                                                     21                   23
  Provisions for loan losses                                         90                   75
---------------------------------------------------------------------------------------------
 Balance at end of period                                       $ 2,260              $ 1,707
---------------------------------------------------------------------------------------------
Ratio of net charge-offs during the period to
 Average loans outstanding during the period                    0.0001%             0.00001%
Allowance for loan losses as a percentage of total loans          1.04%                0.84%

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

It is generally the Corporation's policy to discontinue interest accruals once a loan is past due as to interest or principal payments for a period of ninety days. When a loan is placed on non-accrual status, interest accruals cease and uncollected accrued interest is reversed and charged against current income. Payments received on non-accrual loans are applied against principal. A loan may only be restored to an accruing basis when it again becomes well secured and in the process of collection or all past due amounts have been collected. Loan origination fees and certain direct loan origination costs are deferred and recognized over the life of the loan as an adjustment to the loan's yield. Accruing loans past due 90 days or more are generally well secured and in the process of collection.

At March 31, 2002, December 31, 2001 and March 31, 2001, the Corporation had no restructured loans. Non-accrual loans amounted to $109,000 at March 31, 2002, and December 31, 2001 and were primarily comprised of a commercial loan and a second lien residential mortgage. At March 31, 2001, non-accrual loans amounted to $231,000 and were comprised of first and second lien residential mortgages. At March 31, 2002 the Corporation's loans 90 days past due and still accruing amounted to approximately $129,000, and consisted primarily of a first lien residential mortgage and two consumer loans. Such loans amounted to $8,000 at December 31, 2001 and $107,000 at March 31, 2001.

The outstanding balances of accruing loans, which are 90 days or more past due as to principal or interest payments and non-accrual loans at March 31, 2002, December 31, 2001 and March 31, 2001, were as follows:

Non-Performing Loans at                          March 31,            December 31,          March 31,

(Dollars in thousands)                             2002                   2001                 2001
=====================================================================================================
Loans past due 90 days and still accruing         $ 129                  $   8                 $ 107
Non-accrual loans                                 $ 109                  $ 109                 $ 231
-----------------------------------------------------------------------------------------------------
Total non-performing loans                        $ 238                  $ 117                 $ 338
=====================================================================================================
Other Real Estate Owned (OREO)                    $   -                  $   -                 $   -
-----------------------------------------------------------------------------------------------------
Total non-performing assets                       $ 238                  $ 117                 $ 338
-----------------------------------------------------------------------------------------------------

At March 31, 2002, non-performing assets, consisting of loans on non-accrual status plus other real estate owned (OREO) amounted to $238,000 or .11 percent of total loans outstanding as compared to $117,000 or .06 percent at December 31, 2001 and $338,000 or .17 percent at March 31, 2001.

At March 31, 2002, other than the loans set forth above, the Corporation is not aware of any loans which present serious doubts as to the ability of its borrowers to comply with the present loan and repayment terms and which are expected to fall into one of the categories set forth in the table above. At March 31, 2002, December 31, 2001 and March 31, 2001, the Corporation did not have any other real estate owned (OREO).

Other Non-Interest Expense

The following table represents the principal categories of non-interest expense for the three month period ended March 31, 2002 and 2001.

(dollars in thousands)                 Three months ended
                                           March 31,
Other expense:                         2002             2001          % change
                                 --------------  ---------------  --------------
 Salaries and employee benefits   $      2,300    $       1,870          22.99%
 Occupancy expense, net                    456              434           5.07%
 Premises & equipment expense              389              336          15.77%
 Stationery & printing expense             156               93          67.74%
 Marketing & Advertising                   193              126          53.17%
 Other expense                             961              793          21.19%
                                 --------------  ---------------  --------------
  Total other expense             $      4,455    $       3,652          21.99%
--------------------------------------------------------------------------------

For the three-months ended March 31, 2002, total other (non-interest) income, increased $291,000 or 55.5 percent as compared to the three-months ended
March 31, 2001. Other non-interest income, exclusive of gains on securities sold (which increased $158,000), rose $133,000 or 26.8% for the first quarter compared with the comparable quarter in 2001. The increased revenue was primarily driven by the increase in the cash surrender value of bank owned life insurance, which amounted to $180,000 in 2002 as compared to $0.00 in 2001. Other income reflected a decline of $39,000 or 35.9 percent due primarily to lower letter of credit fees in the first quarter of 2002 as compared with the first quarter of 2001.

Other Non-Interest Income

The following table presents the principal categories of non-interest income for the three and nine month period ended March 31, 2002 and 2001.

(dollars in thousands)                              Three months ended
                                                        March 31,
                                                2002             2001             % change
                                            -------------------------------
Other income:
 Service charges, commissions and fees        $        379     $        387          -2.07%
 Other income                                           70              109         -35.78%
 Bank owned life insurance                             180                0           N/M
 Net gains on securities sold                          186               28         564.29%
                                            --------------   --------------   -------------
       Total other income                     $        815     $        524          55.53%
-------------------------------------------------------------------------------------------

For the three-month period ended March 31, 2002 total other (non-interest) expenses increased $803,000 or 21.99 percent over the comparable three-month period ended March 31, 2001 with increased salary and benefit expense, bank premise and occupancy expense and marketing and advertising accounting for most of the increase. Effective January 1, 2002, the Corporation adopted SFAS No. 142, "Goodwill and Intangible Assets"; under which annual amortization of unamortized goodwill will cease. Accordingly there was no amortization expense in the first quarter of 2002 as compared with an expense of $81,000 included in other expense in the comparable quarter of 2001.The period to period increases in other operating expense also include the costs of higher data processing and technology costs.

Control of other expenses will continue to be a key objective of management in an effort to improve earnings efficiency. The Corporation's efficiency ratio (other expenses less non-recurring expenses as a percentage of net interest income on a tax-equivalent basis plus non-interest income) for the three-months ended March 31, 2002 was 60.14 percent as compared with 60.10 percent for the comparable period ended March 31, 2001.

Salaries and employee benefits which accounted for 53.5 percent of the total increase in other operating expense, increased $430,000 or 22.99 percent for the three-months ended March 31, 2002. The increase in salaries and employee benefits for the three-month period ended March 31, 2002 is attributed to higher staffing levels, coupled with increased expense due to normal merit increases, promotional raises and higher benefits costs. Although staffing levels overall increased to 177 full-time employees at March 31, 2002 from 160 at March 31, 2001, the expenses for the quarter ended March 31, 2002 also reflect the expense for two officers that were hired in the last week of March 2001, severance payments and higher salaries for officers hired to replace resignations.

The increase in occupancy expenses reflects the expense associated higher operating costs (utilities, rent, real estate taxes and general repair and maintenance) of the Corporation's expanded facilities, as well as higher equipment and maintenance costs of the expanded bank facilities. For the three-months ended March 31, 2002, occupancy and premises and equipment expenses increased $75,000 or 9.74 percent over the comparable period in 2001, primarily related to the Corporation's recent branch expansion with the Townhall Banking Center in Morristown opening in May 2002, and rental increases on other leased locations.

Stationery and printing expense increased 67.7 percent or $63,000 for the three months ended March 31, 2002 compared with March 31, 2001 primary attributable to the cost of the annual report incurred in March 2002 and April 2001.

For the three months ended March 31, 2002, total other operating expenses increased $168,000 or 21.2 percent over the comparable period in 2001. Increases were attributable to increased levels of legal and consulting expense.

Provision for Income Taxes

For the three-month period ended March 31, 2002, the effective tax rate was 31.5 percent compared to 33.8 percent for the three-month period ended March 31, 2001. The effective tax rate continues to be less than the combined statutory Federal tax rate of 34 percent and the New Jersey State tax rate of 9 percent. The difference between the statutory and effective tax rates primarily reflects the tax-exempt status of interest income on obligations of states and political subdivisions, an increase in the cash surrender value of bank owned life insurance and disallowed expense items for tax purposes, such as travel and entertainment expense, as well as amortization of goodwill. Tax-exempt interest income on a tax-equivalent basis increased by $53,000 or 30.11 percent for the three months ended March 31, 2002 as compared to the comparable quarter in 2001. The amortization of goodwill decreased by $81,000 to $0.00 in the three-month period in 2002, due to the discontinuation of amortization of goodwill upon the adoption of SFAS No 142 which was adopted on January 1, 2002.

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

The Corporation's profitability is affected by fluctuations in interest rates. A sudden and substantial increase or decrease in interest rates may adversely affect the Corporation's earnings to the extent that the interest rates borne by assets and liabilities do not similarly adjust. The Corporation's primary objective in managing interest rate risk is to minimize the adverse impact of changes in interest rates on the Corporation's net interest income and capital, while structuring the Corporation's asset-liability structure to obtain the maximum yield-cost spread on that structure. The Corporation relies primarily on its asset-liability structure to control interest rate risk. The Corporation continually evaluates interest rate risk management opportunities, including the use of derivative financial instruments. The management of the Corporation believes that hedging instruments currently available are not cost-effective, and, therefore, has focused its efforts on increasing the Corporation's yield-cost spread through wholesale and retail growth opportunities.

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

Based on the results of the interest simulation model as of March 31, 2002, the Corporation would expect a decrease of 5.53 percent in net interest income and an increase of 4.61 percent in net interest income if interest rates increased or decreased by 200 basis points, respectively, from current rates in an immediate and parallel shock over a twelve month period.

Short-term interest rate exposure analysis is supplemented with an interest sensitivity gap model. The Corporation utilizes interest sensitivity analysis to measure the responsiveness of net interest income to changes in interest rate levels. Interest rate risk arises when an earning-asset matures or when its interest rate changes in a time period different from that of a supporting interest-bearing liability, or when an interest-bearing liability matures or when its interest rate changes in a time period different from that of an earning-asset that it supports. While the Corporation matches only a small portion of specific assets and liabilities, total earning assets and interest-bearing liabilities are grouped to determine the overall interest rate risk within a number of specific time frames. The difference between interest sensitive assets and interest sensitive liabilities is referred to as the interest sensitivity gap. At any given point in time, the Corporation may be in an asset-sensitive position, whereby its interest-sensitive assets exceed its interest-sensitive liabilities, or in a liability-sensitive position, whereby its interest-sensitive liabilities exceed its interest-sensitive assets, depending on management's judgment as to projected interest rate trends.

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

A negative gap and/or a rate sensitivity ratio less than 1, tends to expand net interest margins in a falling rate environment and to reduce net interest margins in a rising rate environment. Conversely, when a positive gap occurs, generally margins expand in a rising rate environment and contract in a falling rate environment. From time to time, the Corporation may elect to deliberately mismatch liabilities and assets in a strategic gap position.

At March 31, 2002, the Corporation reflects a negative interest sensitivity gap (or an interest sensitivity ratio) of .51:1.00: at the cumulative one-year position. During 2001, the Corporation had a negative interest sensitivity gap. The maintenance of a liability-sensitive position during 2001 and into the first quarter of 2002 had a favorable impact on the Corporation's net interest margins; based on management's perception that interest rates will continue to be volatile, emphasis has been, and is expected to continue to be, placed on interest-sensitivity matching with the objective of stabilizing the net interest spread during 2002. However, no assurance can be given that this objective will be met.

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

Anticipated cash-flows at March 31, 2002, projected to March of 2003, indicates that the Bank's liquidity should remain strong, with an approximate projection of $135.9 million in anticipated cash flows over the next twelve months. This projection represents a forward-looking statement under the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from this projection depending upon a number of factors, including the liquidity needs of the Bank's customers, the availability of sources of liquidity and general economic conditions.

The Corporation derives a significant proportion of its liquidity from its core deposit base. For the three-month period ended March 31, 2002, core deposits (comprised of total demand, savings accounts (excluding Super Max) and money market accounts under $100,000) represented 53.5 percent of total deposits as compared with 50.7 percent at March 31, 2001. More volatile rate sensitive deposits, concentrated in time certificates of deposit greater than $100,000, for the three-month period ended March 31, 2002, decreased on average to 7.81 percent of total deposits from 13.60 percent during the three-months ended March 31, 2001. This change has resulted from a $14.0 million decrease in time deposits on average for the three-months ended March 31, 2002 compared to the prior year period.

Short-term borrowings can be used to satisfy daily funding needs. Balances in these accounts fluctuate significantly on a day-to-day basis. The Corporation's principal short-term funding sources are securities sold under agreements to repurchase, advances from the Federal Home Loan Bank and Federal funds purchased. Average short-term borrowings during the first three-months of 2002 were $128.8 million, an increase of $32.7 million or 34.0 percent from $96.1 million in average short-term borrowings during the comparable three-months ended March 31, 2001.

During the three-months ended March 31, 2002, average funding sources increased by approximately $141.8 million or 26.7 percent, compared to the same period in 2001. Interest-bearing deposits increased $129.8 million and were comprised primarily of increases in savings deposits, money market, non-interest bearing demand deposits and short-term borrowings offset in part by a decrease in time deposits less than $100,000. Non-interest bearing funding sources as a percentage of the total funding mix decreased to 15.4 percent on average) as compared to 17.3 percent for the three-month period ended March 31, 2001. This is primarily attributable to a more rapid growth in non-deposit funding sources as a percentage of the funding base as compared with overall deposit growth.

Cash Flow

The consolidated statements of cash flows present the changes in cash and cash equivalents from operating, investing and financing activities. During the three-months ended March 31, 2002, cash and cash equivalents (which decreased overall by $4.4 million) were provided (on a net basis) by financing activities )approximately $49.5 million) primarily due to an increase in deposits of $40.7 million, and by operating activities of $1.7 million. Approximately $33.0 million was used in net investing activities; principally a $5.3 million increase in loans and $28.9 million increase in the investment portfolio.

Stockholders' Equity

Total stockholders' equity averaged $46.3 million or 6.38 percent of average assets for the three -month period ended March 31, 2002, as compared to $40.4 million, or 7.05 percent, during the same period in 2001. The Corporation's dividend reinvestment and optional stock purchase plan contributed $66,000 in new capital for the three-months ended March 31, 2002 as compared with $57,000 for the comparable period in 2001. Book value per common share was $10.88 at March 31, 2002 as compared to $9.96 at March 31, 2001. Tangible book value per common share was $10.38 at March 31, 2002 and $9.39 at March 31, 2001.

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

Risk-Based Capital/Leverage

Banking regulations require banks to maintain minimum levels of regulatory capital. Under the regulations in effect at March 31, 2002, the Bank was required to maintain (i) a minimum leverage ratio of Tier 1 capital to total adjusted assets of 4.00%, and (ii) minimum ratios of Tier 1 and total capital to risk-weighted assets of 4.00% and 8.00%, respectively.

At March 31, 2002, total Tier 1 capital (defined as tangible stockholders' equity for common stock and certain perpetual preferred stock) amounted to $53.0 million or 7.35 percent of total assets. Tier I capital excludes the effect of SFAS No. 115, which amounted to $540,000 of net unrealized gains, after tax, on securities available-for-sale (included as a component of other comprehensive income) and goodwill of approximately $2.1 million as of March 31, 2002. At March 31, 2002, the Corporation's estimated Tier I risk-based and total risk-based capital ratios were 11.86 percent and 11.49 percent, respectively. These ratios are well above the minimum guidelines of capital to risk-adjusted assets in effect as of March 31, 2002.

Under prompt corrective action regulations, bank regulators are required to take certain supervisory actions land may take additional discretionary actions) with respect to an undercapitalized institution. Such actions could have a direct material effect on the institution's financial statements. The regulations establish a framework for the classification of financial institutions into five categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. Generally, an institution is considered well capitalized if it has a leverage (Tier 1) capital ratio of at least 5.0%; a Tier 1 risk-based capital ratio of at least 6.0%; and a total risk-based capital ratio of at least 10.0%.

The foregoing capital ratios are based in part on specific quantitative measures of assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by the bank regulators about capital components, risk weightings and other factors. As of March 31, 2002, management believes that the Bank meets all capital adequacy requirements to which it is subject.

Item 3 - Qualitative and Quantitative Disclosures about Market Risks

The primary market risk faced by the Corporation is interest rate risk. The Corporation's Asset/Liability Committee ("ALCO") monitors the changes in the movement of funds and rate and volume trends to enable appropriate management response to changing market and rate conditions.

The Corporation's income simulation model analyzes interest rate sensitivity by projecting net interest income over the next 24 months in a flat rate scenario versus net interest in alternative interest rate scenarios. Management reviews and refines its interest rate risk management process in response to the changing economic climate. Currently, the Corporation's model projects a 200 basis point change in rates during the first year, in even monthly increments, with rates held constant in the second year. The Corporation's ALCO has established that interest income sensitivity will be considered acceptable if net interest income in the above interest rate scenario is within 10 percent of net interest income in the flat rate scenario in the first year and so that the present value of equity at risk does not exceed 15 percent when compared to the forecast. Year 2 will not carry a policy limit, due to the inaccuracies inherent with longer-term projections. Generally, year 2 is calculated and identified for review and presentation purposes only. At March 31, 2002, the Corporation's income simulation model indicates an acceptable level of interest rate risk, with no significant change from December 31, 2001.

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

Item I-Legal Proceedings

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

Item 4 - Submission of Matters to Vote of Security Holders

The Annual Meeting of shareholders was held on Tuesday April 16, 2002.

The following Class 3 Directors, whose three-year terms will expire in 2005, were re-elected in the following share votes:

Robert L. Bischoff        3,075,962 FOR         82,750 WITHHELD/AGAINST
Paul Lomakin, Jr.         3,074,239 FOR         84,473 WITHHELD/AGAINST
James J. Kennedy          3,075,962 FOR         82,750 WITHHELD/AGAINST
Herbert Schiller          3,075,962 FOR         82,750 WITHHELD/AGAINST

The following class 2 Directors terms continue until the 2003 Annual Meeting

Hugo Barth, III
Alexander A. Bol
William A. Thompson

The following Class 1 Directors' terms continue until the 2004 Annual Meeting

John J. Davis
Brenda Curtis
Donald G. Kein
Norman F. Schroeder

The shareholders also approved an amendment to the Corporation's certificate of incorporation. Pursuant to the amendment, the Corporation is now authorized to issue 5,000,000 shares of preferred stock and 20,000,000 shares of common stock. Shares were voted at the annual meeting as follows:

         2,131,989 FOR
         308,850 AGAINST
         10,133 ABSTAIN

Item 6 - Exhibits and Reports on Form 8-K

     A.  Exhibits 3.1 Certificate of Incorporation, as amended.

     B.  Reports on Form 8-K
         There were no reports on Form 8-K filed during the three months ended March 31, 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf, by the undersigned, thereunto duly authorized.


                                               CENTER BANCORP, INC.


DATE:  May 15, 2002


                                               /s/ Anthony C. Weagley
                                               ----------------------
                                               Anthony C. Weagley, Treasurer
                                               (Chief Financial Officer)