Form 10-Q/A
period 2002-03-31
CENTER BANCORP INC
filed 2002-05-31
CIK 712771

                        SECURITIES & EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A

(filed solely to amend the Consolidated Statement of Cash Flows for the three months ended March 31, 2002 and related caption entitled "Cash Flow" in the Management's Discussion and Analysis of Financial Condition and Results of Operations)

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

See Accompanying Notes To Consolidated Financial Statements


Center Bancorp, Inc.
Consolidated Statements of Cash Flows
(Unaudited)                                                                                Three Months Ended
                                                                                               March 31,
(Dollars in thousands)                                                                     2002            2001
--------------------------------------------------------------------------------         ------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                            $  2,035        $  1,355
  Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation and amortization                                                           414             377
     Provision for loan losses                                                                90              75
Provision for deferred taxes
     (Gain) on sales of investment securities available-for-sale                            (186)            (28)
     Proceeds from sale of other real estate owned                                             0              45
     (Increase) decrease in accrued interest receivable                                     (723)            613
     Loss on sales of other real estate owned                                                  0               4
     Increase in other assets                                                               (641)           (240)
     Increase in cash surrender value of BOLI                                               (181)              0
     Increase in other liabilities                                                           567           1,623
     Amortization of premium and accretion of
        discount on investment securities, net                                               285             (42)
-----------------------------------------------------------------------------------------------------------------
        Net cash provided by operating activities                                       $  1,660        $  3,782
-----------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from maturities of securities available-for-sale                          $ 48,592        $ 15,615
     Proceeds from maturities of securities held-to-maturity                              24,519          25,653
     Proceeds from sales of investment securities available-for-sale                      13,348           8,461
     Purchase of securities available-for-sale                                           (61,744)        (24,004)
     Purchase of securities held-to-maturity                                             (51,979)        (14,348)
     Purchase of FRB & FHLB stock, net                                                    (1,680)              0
     Net increase in loans                                                                (5,332)         (4,218)
     Property and equipment expenditures, net                                             (1,256)           (189)
-----------------------------------------------------------------------------------------------------------------
Net cash (used in) provided by investing activities                                      (35,532)          6,970

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net (decrease) increase in deposits                                                  40,707          18,886
     Dividends paid                                                                         (596)           (560)
     Proceeds from issuance of common stock                                                  471             239
     Net decrease in borrowings                                                          (11,079)         (4,348)
-----------------------------------------------------------------------------------------------------------------
     Net cash provided by financing activities                                            29,503          14,217
-----------------------------------------------------------------------------------------------------------------
     Net (decrease) increase in cash and cash equivalents                                 (4,369)         24,969
-----------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at beginning of period                                          29,668          22,274
Cash and cash equivalents at end of period                                              $ 25,299        $ 47,243
-----------------------------------------------------------------------------------------------------------------
Supplemental disclosures of cash flow information:
     Interest paid on deposits and short-term borrowings:                               $  3,671        $  4,229
     Income taxes                                                                       $    877        $    676

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

Cash Flow

The consolidated statements of cash flows present the changes in cash and cash equivalents from operating, investing and financing activities. During the three-months ended March 31, 2002, cash and cash equivalents (which decreased overall by $4.4 million) were provided (on a net basis) by financing activities) approximately $29.5 million) primarily due to an increase in deposits of $40.7 million offset in part by a $11.1 million net decrease in borrowings, and by operating activities of $1.7 million. Approximately $35.5 million was used in net investing activities; principally a $5.3 million increase in loans and $28.9 million increase in the investment portfolio.

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


                                               CENTER BANCORP, INC.


DATE:  May 31, 2002 Revised


                                               /s/ Anthony C. Weagley
                                               ----------------------
                                               Anthony C. Weagley, Treasurer
                                               (Chief Financial Officer)