Form 10-Q
period 2002-06-30
CENTER BANCORP INC
filed 2002-08-14
CIK 712771

                        SECURITIES & EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2002 OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________TO___________

Commission file number 2-81353

                              CENTER BANCORP, INC.
-------------------------------------------------------------------------------
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

                           Yes|X|                             No|_|

Shares outstanding on July 31, 2002
-----------------------------------
Common stock - no par value - 4,208,473 shares

                              CENTER BANCORP, INC.

                               INDEX TO FORM 10-Q

PART I.  FINANCIAL INFORMATION                                              PAGE

Item 1.  Financial Statements

          Consolidated Statements of Condition at June 30, 2002(Unaudited)
          and December 31, 2001                                                3

          Consolidated Statements of Income for the Three and Six Months
          Ended June 30, 2002 and 2001(Unaudited)                              4
          Consolidated Statements of Cash Flows for the Six Months
          Ended June 30, 2002 and 2001(Unaudited)                              5

          Notes to the Consolidated Financial Statements                     6-8

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                           25

Item 3.   Qualitative and Quantitative Disclosures about Market Risks         25

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                                   26

Item 6.   Exhibits                                                            26

          Signature                                                           26

Center Bancorp, Inc.
Consolidated Statements of Condition

                                                                                      June 30,           December 31,
(Dollars in thousands)                                                                  2002                 2001
====================================================================================================================
                                                                                   (unaudited)
Assets:
Cash and due from banks                                                             $  19,728             $  29,668
Federal funds sold and securities purchased under agreement to resell                  41,000                     0
--------------------------------------------------------------------------------------------------------------------
    Total cash and cash equivalents                                                    60,728                29,668

Investment securities held to maturity (approximate
  market value of  $225,591 in 2002 and $205,604 in 2001)                             221,143               205,237
Investment securities available-for-sale                                              198,754               212,037
--------------------------------------------------------------------------------------------------------------------
    Total investment securities                                                       419,897               417,274
--------------------------------------------------------------------------------------------------------------------
Loans, net of unearned income                                                         227,538               211,236
Less - Allowance for loan losses                                                        2,344                 2,191
--------------------------------------------------------------------------------------------------------------------
    Net loans                                                                         225,194               209,045
--------------------------------------------------------------------------------------------------------------------
Premises and equipment, net                                                            12,566                11,685
Accrued interest receivable                                                             4,935                 4,542
Bank owned separate account life insurance                                             13,753                13,382
Other assets                                                                            2,090                 1,916
Goodwill                                                                                2,091                 2,091
--------------------------------------------------------------------------------------------------------------------
    Total assets                                                                    $ 741,254             $ 689,603
====================================================================================================================

Liabilities
Deposits:
    Non-interest bearing                                                            $ 112,543             $ 103,520
    Interest bearing:
    Certificates of deposit $100,000 and over                                          39,510                23,371
    Savings and time deposits                                                         393,950               370,942
--------------------------------------------------------------------------------------------------------------------
    Total deposits                                                                    546,003               497,833
--------------------------------------------------------------------------------------------------------------------
Federal funds purchased and securities sold under
    agreements to repurchase                                                           70,014                72,296
Federal Home Loan Bank advances                                                        60,000                60,000
Corporation - obligated Mandatorily redeemable trust preferred securities of subsidiary trust holding solely junior subordinated debentures of
    Corporation                                                                        10,000                10,000
Accounts payable and accrued liabilities                                                6,414                 5,178
--------------------------------------------------------------------------------------------------------------------
    Total liabilities                                                                 692,431               645,307
--------------------------------------------------------------------------------------------------------------------
Stockholders' equity
Preferred Stock, no par value, authorized 5,000,000 shares;
    none issued                                                                             0                     0
Common stock, no par value:
Authorized 20,000,000 shares; issued 4,741,352 and 4,732,625
    shares in 2002 and 2001, respectively                                              18,815                14,677
Additional paid in capital                                                              4,348                 4,180
Retained earnings                                                                      27,412                28,569
Treasury stock at cost (533,462 and 569,741 shares in 2002 and
    2001, respectively)                                                                (3,870)               (4,115)
Restricted stock                                                                          (28)                 (135)
Accumulated other comprehensive income                                                  2,146                 1,120
--------------------------------------------------------------------------------------------------------------------
    Total stockholders' equity                                                         48,823                44,296
--------------------------------------------------------------------------------------------------------------------
    Total liabilities and stockholders' equity                                      $ 741,254             $ 689,603
====================================================================================================================

All common stock share and per share amounts have been restated to reflect the 5% common stock dividend distributed on June 1, 2002 to stockholders of record May 17, 2002.

See Accompanying Notes to Consolidated Financial Statements

Center Bancorp, Inc.
Consolidated Statements of Income

(unaudited)

                                                                   Three Months Ended              Six Months Ended
                                                                         June 30,                       June 30,
                                                               -------------  --------------  --------------  -------------
(Dollars in thousands, except per share data)                      2002           2001            2002            2001
===========================================================================================================================
Interest income:
    Interest and fees on loans                                   $    3,756      $    3,798      $    7,429     $    7,600
    Interest and dividends on investment securities:
      Taxable interest income                                         6,371           5,548          12,923         11,101
      Nontaxable interest income                                        150             117             301            233
    Interest on Federal funds sold and securities
        purchased under agreement to resell                               7             139               9            305
------------------------------------------------------------   -------------  --------------  --------------  -------------
        Total interest income                                        10,284           9,602          20,662         19,239
------------------------------------------------------------   -------------  --------------  --------------  -------------

Interest expense:
    Interest on certificates of deposit $100,000 or more                115             354             289          1,032
    Interest on other deposits                                        2,165           2,523           4,356          5,030
    Interest on short-term borrowings                                 1,331           1,337           2,643          2,540
------------------------------------------------------------   -------------  --------------  --------------  -------------
        Total interest expense                                        3,611           4,214           7,288          8,602
------------------------------------------------------------   -------------  --------------  --------------  -------------
        Net interest income                                           6,673           5,388          13,374         10,637
------------------------------------------------------------   -------------  --------------  --------------  -------------
Provision for loan losses                                                90             183             180            258
------------------------------------------------------------   -------------  --------------  --------------  -------------
Net interest income after provision for loan losses                   6,583           5,205          13,194         10,379
------------------------------------------------------------   -------------  --------------  --------------  -------------
Other income:
    Service charges, commissions and fees                               395             400             774            787
    Other income                                                         95              82             165            191
    BOLI                                                                191              83             371             83
    Gain on securities sold                                              56             124             242            152
------------------------------------------------------------   -------------  --------------  --------------  -------------
        Total other income                                              737             689           1,552          1,213
------------------------------------------------------------   -------------  --------------  --------------  -------------
Other expense:
    Salaries and employee benefits                                    2,282           1,836           4,582          3,706
    Occupancy expense, net                                              382             370             838            804
    Premises and equipment expense                                      395             332             784            668
    Stationery and printing expense                                     148             134             304            227
    Marketing and advertising                                           163             132             356            258
    Other expenses                                                      847             907           1,808          1,700
------------------------------------------------------------   -------------  --------------  --------------  -------------
        Total other expense                                           4,217           3,711           8,672          7,363
------------------------------------------------------------   -------------  --------------  --------------  -------------
Income before income tax expense                                      3,103           2,183           6,074          4,229
Income tax expense                                                    1,016             783           1,952          1,474
------------------------------------------------------------   -------------  --------------  --------------  -------------
        Net income                                               $    2,087      $    1,400      $    4,122     $    2,755
============================================================   =============  ==============  ==============  =============
Earnings per share
Basic                                                            $     0.50      $     0.34      $     0.98     $     0.67
Diluted                                                                0.49            0.34            0.98           0.66
============================================================   =============  ==============  ==============  =============
Average weighted common shares outstanding
Basic                                                             4,197,843       4,133,691       4,185,504      4,125,264
Diluted                                                           4,231,190       4,167,571       4,219,460      4,159,009
============================================================   =============  ==============  ==============  =============

All common stock share and per share amounts have been restated to reflect the 5% common stock dividend distributed on June 1, 2002 to stockholders of record May 17, 2002.

See Accompanying Notes to Consolidated Financial Statements

Center Bancorp, Inc.
Consolidated Statements of Cash Flows
(unaudited)

                                                                                       Six Months Ended
                                                                                            June 30
                                                                            --------------------------------
(Dollars in thousands)                                                               2002             2001
============================================================================================================
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                         $ 4,122          $ 2,755
Adjustments to reconcile net income to net cash
    provided by operating activities:
Depreciation and amortization                                                          835              752
Provision for loan losses                                                              180              258
(Gain) on sale of investment securities available-for-sale                            (242)            (152)
Proceeds from sale of other real estate owned                                            0               45
(Increase) Decrease  in accrued interest receivable                                   (393)             212
Loss on sale of other real estate owned                                                  0                4
Increase in other assets                                                              (174)            (111)
Increase in Cash Surrender Value of Bank Owned Life Insurance                         (371)             (84)
Increase in other liabilities                                                        1,236            1,230
Amortization of premium and accretion of
    discount on investment securities, net                                             533              (65)
------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                            5,726            4,844
------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of securities available-for-sale                           65,812           38,479
Purchase of FHLB stock                                                                (880)               0
Proceeds from maturities of securities held-to-maturity                             41,148           36,894
Proceeds from sales of securities available-for-sale                                34,956           16,421
Purchase of securities available-for-sale                                          (84,891)         (63,326)
Purchase of securities held-to-maturity                                            (58,032)         (26,335)
Net increase in loans                                                              (16,329)          (6,484)
Property and equipment expenditures, net                                            (1,716)            (613)
Purchase of bank owned life insurance                                                    0          (10,000)
------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                              (19,932)         (14,964)
============================================================================================================

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net increase  in deposits                                                       48,170             (496)
    Dividends paid                                                                  (1,309)          (1,152)
    Proceeds from issuance of common stock                                             687              374
    Net (decrease) increase  in short-term borrowing                                (2,282)          18,307
------------------------------------------------------------------------------------------------------------
      Net cash provided by financing activities                                     45,266           17,033
------------------------------------------------------------------------------------------------------------
      Net increase in cash and cash equivalents                                     31,060            6,913
------------------------------------------------------------------------------------------------------------

Cash and cash equivalents at beginning of period                                  $ 29,668         $ 22,274
============================================================================================================
Cash and cash equivalents at end of period                                        $ 60,728          $29,187
============================================================================================================

Supplemental disclosures of cash flow information:
    Interest paid on deposits and short-term borrowings                           $ 7,073          $ 8,529
    Income taxes                                                                  $ 1,810          $ 1,159

See Accompanying Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements

Note I
Summary of Significant Accounting Policies
Principles of Consolidation

The consolidated financial statements of Center Bancorp, Inc. (the" Corporation") are prepared on the accrual basis and include the accounts of the Corporation and its wholly owned subsidiaries, Union Center National Bank (the "Bank") and Center Bancorp Statutory Trust I. All significant inter-company accounts and transactions have been eliminated from the accompanying consolidated financial statements.

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

In the opinion of Management, all adjustments necessary for a fair presentation of the Corporation's financial condition and results of operations for the interim periods have been made. Such adjustments are of a normal recurring nature. Certain reclassifications have been made for 2001 to conform to the classifications presented in 2002. Results for the period ended June 30, 2002 are not necessarily indicative of results for any other interim period or for the entire fiscal year. Reference is made to the Corporation's Annual Report on Form 10-K for the year ended December 31, 2001 for information regarding accounting principles.

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

In connection with the transitional goodwill impairment evaluation, Statement 142 requires the Corporation to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. The Corporation will then have up to six months from the date of adoption to determine the fair value of goodwill and compare it to the carrying amount. To the extent that the goodwill carrying amount exceeds its fair value, an indication exits that the goodwill may be impaired and the Corporation must perform the second step of the transitional impairment test. In the second step, the Corporation must compare the implied fair value of the goodwill, determined by allocating the fair value to all of its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with Statement 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Corporation's statement of earnings.

As of December 31, 2001, the Corporation has $2.1 million in unamortized goodwill with annual amortization of $323,000, which ceased upon the adoption of SFAS No. 142, "Goodwill and Intangible Assets". The Corporation adopted SFAS No. 142 on January 1, 2002. Accordingly, the June 30, 2002 Financial Statements do not include amortization of goodwill. For the three and six months ended June 30, 2001, amortization of goodwill totaled $81,000 and $161,000, respectively. If SFAS No. 142 had been adopted on January 1, 2001, net income for the three and six months ended June 30, 2001 would have increased $81,000 and $161,000, respectively. Accordingly basic and diluted earnings per share would have increased $.02 and $.04, for the three and six months ended June 30, 2001, respectively.

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

SFAS No. 145

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements
No. 4, 44 and 64 Amendment of FASB Statement No. 13, and Technical Corrections. The Statement was issued to eliminate an inconsistency in the required accounting for sale-leaseback transactions and certain lease modifications that were similar to sale-leaseback transactions and to rescind FASB Statement No. 44, Accounting for Intangible Assets of Motor Carriers as well as amending other existing authoritative pronouncements to make various technical corrections.

SFAS No. 145 also rescinds SFAS No. 4 Reporting Gains and Losses from Extinguishments of Debt and SFAS No. 64 Extinguishments of Debt Made to Satisfy Sinking Fund Requirements. Under SFAS No. 4, as amended by SFAS No. 64, gains and losses from the extinguishment of debt were required to be classified as an extraordinary item, if material. Under SFAS No. 145, gains or losses from the extinguishment of debt are to be classified as a component of operating income, rather than an extraordinary item. SFAS No. 145 is effective for fiscal years beginning after May 16, 2002, with early adoption of the provisions related to the rescission of SFAS No. 4 encouraged. Upon adoption, companies must reclassify prior period amounts previously classified as an extraordinary item. Management does not anticipate that the initial adoption of SFAS 145 will have a significant impact on the Corporation's consolidated financial statements.

SFAS No. 146

In July, 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. The standard requires companies to recognize cost associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The Statement is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.

Note 3
A summary of comprehensive income follows.

Comprehensive Income                                              Three Months                 Six Months
(Dollars in thousands)                                           Ended June 30,              Ended June 30,
-----------------------------------------------------------------------------------------------------------------
                                                               2002          2001          2002          2001
                                                            -----------   -----------   -----------   -----------
Net Income                                                     $ 2,087       $ 1,400       $ 4,122        $2,755
Other comprehensive income
Unrealized holding gains arising
during the period, net of taxes                                    567           165         1,186         1,087
Less reclassification adjustment for (gains)
included in net income (net of tax benefit)                        (37)          (82)         (160)         (100)
-----------------------------------------------------------------------------------------------------------------
Other total comprehensive income                                   530            83         1,026           987
-----------------------------------------------------------------------------------------------------------------
Total comprehensive income                                     $ 2,617       $ 1,483       $ 5,148        $3,742
=================================================================================================================

Note 4
The following is a reconciliation of the calculation of basic and diluted earnings per share.

                                                                  Three Months                 Six Months
(In thousands, except per share data)                            Ended June 30,              Ended June 30,
-----------------------------------------------------------------------------------------------------------------
                                                               2002          2001          2002          2001
                                                            -----------   -----------   -----------   -----------
Net Income                                                      $2,087        $1,400        $4,122        $2,755
Weighted Average Shares                                          4,198         4,134         4,186         4,125
Effect of Dilutive Stock Options                                    33            34            33            34
-----------------------------------------------------------------------------------------------------------------
Total Weighted Average Dilutive Shares                           4,231         4,168         4,219         4,159
-----------------------------------------------------------------------------------------------------------------
Basic Earnings per Share                                        $ 0.50        $ 0.34        $ 0.98        $ 0.67
-----------------------------------------------------------------------------------------------------------------
Diluted Earnings per Share                                      $ 0.49        $ 0.34        $ 0.98        $ 0.66
=================================================================================================================

All common stock share and per share amounts have been restated to reflect the 5% common stock dividend distributed on June 1, 2002 to common stockholders of record May 17, 2002.

            Management's Discussion & Analysis of Financial Condition
                            and Results of Operations

Net income for the six months ended June 30, 2002 amounted to $4,122,000 compared to $2,755,000 earned for the comparable six-month period ended June 30, 2001. On a per diluted share basis, earnings increased to $.98 per share as compared with $.66 per share for the six-months ended June 30, 2001. All common stock per share amounts have been restated to reflect the 5% common stock dividend declared April 16, 2002, and distributed June 1, 2002. The annualized return on average assets increased to 1.13 percent compared with 0.94 percent for the comparable six-month period in 2001. The annualized return on average stockholders' equity was 17.62 percent for the six-month period ended June 30, 2002 as compared to 13.39 percent for the six-months ended June 30, 2001. Earnings performance for the first six months of 2002 primarily reflects a higher level of net interest income and increased non-interest income, offsetting increased non-interest expense and income tax expense.

Net income for the three -months ended June 30, 2002 amounted to $2,087,000 as compared to $1,400,000 earned for the comparable three-month period ended
June 30, 2001. On a per diluted share basis, earnings increased to $.49 per share as compared with $.34 per share for the three-months ended June 30, 2001. All common stock per share amounts have been restated to reflect the 5% common stock dividend declared April 16, 2002, distributed June 1, 2002. The annualized return on average assets increased to 1.15 percent compared with 0.94 percent for the comparable three-month period in 2001. The annualized return on average stockholders' equity was 17.66 percent for the three-month period ended June 30, 2002 as compared to 13.37 percent for the three-months ended June 30, 2001. Earnings performance for the second quarter of 2002 primarily reflects a higher level of net interest income and increased non-interest income, offsetting increased non-interest expense and income tax expense.

Net Interest income is the difference between the interest earned on the portfolio of earning-assets (principally loans and investments) and the interest paid for deposits and short-term borrowings, which support these assets. Net interest income is presented below first on a fully tax-equivalent basis by adjusting tax-exempt income (primarily interest earned on various obligations of state and political subdivisions) by the amount of income tax which would have been paid had the assets been invested in taxable issues and then in accordance with the Corporation's consolidated financial statements.

Net Interest Income
============================================================================================================================
(dollars in thousands)                         Three Months Ended                          Six Months Ended
                                                    June 30,            Percent                June 30,            Percent
                                                2002          2001       Change          2002            2001       Change
                                          -------------  -----------   ---------   -------------   -------------  ----------
Interest income:
Investments                                    $ 6,598      $ 5,725        15.2         $13,379        $ 11,454        16.8
Loans, including fees                            3,756        3,798        (1.1)          7,429           7,600        (2.3)
Federal funds sold and securities sold
  under agreements to repurchase                     7          139        95.0               9             305       (97.0)
                                          -------------  -----------   ---------   -------------   -------------  ----------
  Total interest income                         10,361        9,662         7.2          20,817          19,359         7.5
-------------------------------------------------------  -----------   ---------   -------------   -------------  ----------
Interest expense:
  Certificates $100,000 or more                    115          354       (67.5)            289           1,032       (72.0)
  Savings and Time Deposits                      2,165        2,523       (14.2)          4,356           5,030       (13.4)
  FHLB advances                                    832          832         0.0           1,654           1,654         0.0
  Borrowings                                       499          505        (1.2)            989             886        11.6
----------------------------------------  -------------  -----------   ---------   -------------   -------------  ----------
Total interest expense                           3,611        4,214       (14.3)          7,288          $8,602       (15.3)
                                          -------------  -----------   ---------   -------------   -------------  ----------
Net interest income on a fully
  tax-equivalent basis                           6,750        5,448        23.9          13,529          10,757        25.8
----------------------------------------  -------------  -----------   ---------   -------------   -------------  ----------
Tax-equivalent adjustment                          (77)         (60)      (28.3)           (155)           (120)      (29.2)
Net interest  income *                         $ 6,673      $ 5,388        23.9         $13,374        $ 10,637        25.7
============================================================================================================================

* Before the provision for loan losses. NOTE: The tax-equivalent adjustment was computed based on an assumed statutory Federal income tax rate of 34 percent. Adjustments were made for interest accrued on securities of state and political subdivisions.

Net interest income on a fully tax-equivalent basis increased $2,772,000 or 25.8 percent to approximately $13.5 million for the six months ended June 30, 2002, from $10.8 million for the comparable period in 2001. For the six months ended June 30, 2002, the net interest margin increased 8 basis points to 4.01 percent from 3.93 percent due primarily to an increase in interest earning assets and a lower cost of funds on interest-bearing liabilities. For the six months ended June 30, 2002, a decrease in the average yield on interest earning assets of 90 basis points was offset by a decrease in the average cost of interest-bearing liabilities of 127 basis points.

Net interest income on a fully tax-equivalent basis increased $1,302,000 or 23.9 percent to $6.8 million for the three months ended June 30, 2002, from $5.4 million for the comparable period in 2001. For the three months ended June 30, 2002, the net interest margin increased 6 basis points to 4.00 percent from 3.94 percent due primarily to an increase in interest-earning assets and a lower cost of funds on interest-bearing liabilities. For the three-months ended June 30, 2002, a decrease in the average yield on interest earning assets of 83 basis points was offset by a decrease in the average cost of interest-bearing liabilities of 115 basis points.

Interest income on a full-tax-equivalent basis for the six-month period ended June 30, 2002 increased by $1.5 million or 7.5 percent, versus the comparable period ended June 30, 2001. The primary increase resulted from the growth of earning assets, primarily investment securities and loans. The Corporation's loan portfolio increased on average $16.3 million to $218.0 million from $201.7 million in the same period of 2001. This growth was primarily driven by growth in commercial loans and commercial and residential mortgages. The loan portfolio represented 32.3 percent of the Corporation's interest earning assets (on average) during the first six months of 2002 and 36.9 percent in the same period in 2001. Average investment volume increased during the period $121.7 million on average compared to 2001. The growth in earning assets was funded primarily through increased levels of money market and savings deposits, and short-term borrowings.

For the three-month period ended June 30, 2002 interest income on a tax-equivalent basis increased by $699,000 or 7.23 percent over the comparable three-month period in 2001. The primary increase resulted from the growth of earning assets, primarily investment securities, and loans. The Corporation's loan portfolio increased on average $18.8 million to $222.4 million from $203.6 million in the same quarter in 2001, primarily driven by growth in commercial loans and commercial and residential mortgages. The loan portfolio represented approximately 32.9 percent of the Corporation's interest earning assets (on average) during the second quarter of 2002 and 36.8 percent in the same quarter in 2001. Average investment volume increased during the period $111.9 million on average compared to 2001. The growth in earning assets was funded primarily through increased levels of money market and savings deposits, and short-term borrowings.

The factors underlying the year-to year changes in net interest income are reflected in the tables appearing on pages 9, 12, 13 and 14, each of which has been presented on a tax-equivalent basis (assuming a 34 percent tax rates). The table on page 13 (Average Balance Sheet with Interest and Average Rates) shows the Corporation's consolidated average balance of assets, liabilities, and stockholders' equity, the amount of income produced from interest-earning assets and the amount of expense resulting from interest-bearing liabilities and the interest income as a percentage of average interest-earning assets. The table presented on page 12 (Analysis of Variance in Net Interest Income Due to Volume and Rates) quantifies the impact on net interest income resulting from changes in average balances and average rates over the past three years; any change in interest income or expense attributable to both changes in volume and changes in rate has been allocated in proportion to the relationship of the absolute dollar amount of change in each category.

Average Federal funds sold and securities purchased under agreements to resell decreased both for the six and three month periods in 2002 compared to 2001. For the six months ended June 30, 2002 the decrease amounted to approximately $11.0 million. For the three months ended June 30, 2002 the decrease amounted to approximately $10.1 million. For both the three and six-month periods the Corporation elected to invest these monies in overnight money market funds, which are part of the investment portfolio, versus Federal funds or repurchase agreements due to more favorable rates available.

Interest expense for the six months ended June 30, 2002 decreased $1.3 million or 15.3 percent from the comparable six-month period ended June 30, 2001, as a result of a decline in interest rates coupled with higher average volumes of lower cost interest-bearing liabilities and borrowings. A $3.0 million decrease in interest expense attributable to decreased rates brought about by the actions of the Federal Reserve in lowering interest rates was offset in part by $1.7 million increases in interest expense attributable to volume related factors.

Interest expense for the three months ended June 30, 2002 decreased $603,000 or
14.3 percent from the comparable three-month period ended June 30, 2001, as a result of a decline in interest rates and coupled with higher average volumes of lower cost interest-bearing liabilities and borrowings. A $657,000 decrease in interest expense attributable to decreased rates brought about by the actions of the Federal Reserve in lowering interest rates was offset in part by $1.3 increase in interest expense attributable to volume related factors.

For both the three and six month periods, short-term interest rates have decreased as a result of monetary policy promulgated by the Federal Reserve Open Market Committee. The Fed has lowered the Federal Funds index rate on August 21, September 17, October 2, November 6 and December 11, 2001. Since June 2001 the Federal Funds rate has fallen 200 basis points.

For the six months ended June 30, 2002, the Corporation's net interest spread on a tax-equivalent basis (i.e. interest income on a tax-equivalent basis as a percent of average interest-earning-assets less interest expense as a percent of total interest bearing liabilities) increased to 3.60 percent from 3.23 percent for the six months ended June 30, 2001. The increase reflected a widening of spreads between yields earned on loans and investments and rates paid for supporting funds. Net interest margins expanded due in part to a decline in interest rates, despite the increased volumes of interest-bearing checking, money market and savings deposits in addition to short-term borrowings. The Federal Reserve left the target Federal Funds rate at a 40-year low of 1.75 percent during the six months ended June 30, 2002, as compared to the same period in 2001, when the Federal Reserve lowered interest rates six times. Although the yield on interest-earning assets declined to 6.18 percent from 7.08 percent in 2001 (a change of 90 basis points), this change was offset by lower rates paid for interest-bearing liabilities coupled with a change in the mix of interest-bearing liabilities. The total cost of interest-bearing liabilities decreased to 2.58 percent, a change of 127 basis points, for the six months ended June 30, 2002 from 3.85 percent for the six months ended June 30, 2001.

For the three months ended June 30, 2002, the Corporation's net interest spread on a tax-equivalent basis (i.e. interest income on a tax-equivalent basis as a percent of average interest-earning-assets less interest expense as a percent of total interest bearing liabilities) increased to 3.58 percent from 3.26 percent for the three months ended June 30, 2001. The increase reflected a widening of spreads between yields earned on loans and investments and rates paid for supporting funds. Net interest margins expanded due in part to a decline in interest rates, despite the increased volumes of interest-bearing checking, money market and savings deposits in addition to short-term borrowings. The Federal Reserve left the target Federal Funds rate at a 40-year low of 1.75 percent during the three-months ended June 30, 2002, as compared to the same period in 2001, when the Federal Reserve lowered interest rates three times. Although the yield on interest-earning assets declined to 6.15 percent from 6.98 percent in 2001 (a change of 83 basis points), this change was offset by lower rates paid for interest-bearing liabilities coupled with a change in the mix of interest-bearing liabilities. The total cost of interest-bearing liabilities decreased to 2.57 percent or 115 basis points, for the three months ended
June 30, 2002 from 3.72 percent for the three months ended June 30, 2001.

The trend is primarily due to the previously discussed change in the mix and decrease in rates paid on certain interest-bearing liabilities. The decrease in these funding costs continues to change disproportionately to the rates on new loans and investments.

The following table "Analysis of Variance in Net Interest Income due to Volume and Rates" analyzes net interest income by segregating the volume and rate components of various interest-earning assets and liabilities and the changes in the rates earned and paid by the Corporation.

Analysis of Variance in Net Interest Income on a Tax Equivalent Basis Due to Volume and Rates
(Tax-Equivalent Basis)
===================================================================================================================================
                                                  Three Months Ended 6/30/02                    Six Months Ended 6/30/02
                                                2002/2001 Increase/(Decrease)                 2002/2001 Increase/(Decrease)
                                                      Due to Change in:                             Due to Change in:
                                          =========================================================================================
(dollars in thousands)                      Average        Average          Net          Average        Average           Net
Interest-earning assets                      Volume          Rate          Change         Volume          Rate           Change
                                          -------------  -------------  -------------  -------------  -------------   -------------
Investment Securities
    Taxable                                    $ 1,661       $   (838)       $   823        $ 3,645       $ (1,823)        $ 1,822
    Non-taxable                                     52             (2)            50            106             (3)            103
Federal funds sold and securities
purchased under agreement to resell                (80)           (52)          (132)           215           (511)           (296)
Loans, net of unearned discount                    334           (376)           (42)           586           (757)           (171)
                                          -------------  -------------  -------------  -------------  -------------   -------------
    Total interest-earning assets              $ 1,967       $ (1,268)       $   699        $ 4,552       $ (3,094)        $ 1,458
=======================================   =============  =============  =============  =============  =============   =============
Interest-bearing liabilities:
Money Market deposits                          $   101       $   (133)       $   (32)       $   302       $   (354)        $   (52)
Savings deposits                                   270           (215)            55            604           (542)             62
Time deposits                                        8           (678)          (670)          (219)        (1,292)         (1,511)
Other interest-bearing deposits                     72            (22)            50            149            (65)             84
Borrowings                                         206           (355)          (149)           551           (728)           (177)
Trust Preferred                                      0            143            143            280              0             280
                                          -------------  -------------  -------------  -------------  -------------   -------------
    Total interest-bearing liabilities         $   657       $ (1,260)       $  (603)       $ 1,667       $ (2,981)        $(1,314)
=======================================   =============  =============  =============  =============  =============   =============
Change in net interest income                  $ 1,310       $     (8)       $ 1,302        $ 2,885       $   (113)        $ 2,772
===================================================================================================================================

The following table, "Average Balance Sheet with Interest and Average Rates", presents for the six months ended June 30, 2002 and 2001 the Corporation's average assets, liabilities and stockholders' equity. The Corporation's net interest income, net interest spreads and net interest income as a percentage of interest-earning assets are also reflected.

Average Balance Sheet with Interest and Average Rates
                                                                                      Six Month
                                                                                Period Ended June 30,
                                                                   2002                                       2001
-----------------------------------------------------------------------------------------------------------------------------------
                                                                   Interest       Average                     Interest      Average
                                                    Average        Income/        Yield/      Average         Income/       Yield/
(tax equivalent basis, dollars in thousands)        Balance        Expense        Rate        Balance         Expense       Rate
-----------------------------------------------------------------------------------------------------------------------------------
Assets
Interest-earning assets:
  Investment securities: (1)
    Taxable                                         $ 441,898      $ 12,923        5.85%       $323,218       $ 11,101       6.87%
    Non-taxable                                        13,071           456        6.98%         10,034            353       7.04%
Federal funds sold and securities
purchased under agreement to resell                       999             9        1.80          11,989            305       5.09%
Loans, net of unearned income (2)                     217,984         7,429        6.82%        201,722          7,600       7.54%
                                                 -------------  ------------   ----------  -------------   ------------  ----------
    Total interest-earning assets                     673,952        20,817        6.18%        546,963         19,359       7.08%
                                                 -------------  ------------   ----------  -------------   ------------  ----------

Non-interest earning assets
Cash and due from banks                                18,387                                    17,295
BOLI                                                   13,545                                    10,034
Other assets                                           23,201                                    13,234
Allowance for possible loan losses                     (2,260)                                   (1,696)
                                                 -------------                             -------------
    Total non-interest earning assets                  52,873                                    38,867
                                                 -------------                             -------------
    Total assets                                    $ 726,825                                  $585,830
                                                 =============                             =============

Liabilities and stockholders' equity
Interest-bearing liabilities:
  Money Market deposits                             $ 100,080      $    980        1.96%       $ 74,114       $  1,032       2.78%
  Savings deposits                                    156,504         1,926        2.30%        113,212          1,864       3.29%
  Time deposits                                       101,553         1,326        2.93%        110,770          2,837       5.12%
  Other interest bearing deposits                      67,047           413        1.23%         44,053            329       1.49%
  Borrowings                                          130,497         2,363        3.62%        104,555          2,540       4.86%
  Trust Preferred                                      10,000           280        5.60%              0              0       0.00%
                                                 -------------  ------------   ----------  -------------   ------------  ----------
    Total interest-bearing liabilities                565,681         7,288        2.58%        446,704          8,602       3.85%
                                                 -------------  ------------   ----------  -------------   ------------  ----------

Non-interest-bearing liabilities:
  Demand deposits                                     108,047                                    92,745
  Other non-interest-bearing deposits                     511                                     1,017
  Other liabilities                                     5,817                                     4,211
                                                 -------------                             -------------
    Total non-interest-bearing liabilities            114,375                                    97,973
Stockholders' equity                                   46,769                                    41,153
                                                 -------------                             -------------
    Total liabilities and
    stockholders' equity                            $ 726,825                                  $585,830
                                                 =============                             =============

Net interest income (tax-equivalent basis)                         $ 13,529                                   $ 10,757
                                                                ------------                               ------------
Net Interest Spread                                                                3.60%                                     3.23%
                                                                               ----------                                ----------
Net interest income as percent
of earning-assets                                                                  4.01%                                     3.93%
                                                                               ==========                                ==========
Tax equivalent adjustment (3)                                          (155)                                      (120)
                                                                ------------                               ------------
Net interest income                                                $ 13,374                                   $ 10,637
                                                                ============                               ============

(1) Average balances for available-for-sale securities are based on amortized cost
(2) Average balances for loans include loans on non-accrual status
(3) The tax-equivalent adjustment was computed based on a statutory Federal income tax rate of 34 percent

The following table, "Average Balance Sheet with Interest and Average Rates", presents for the three months ended June 30, 2002 and 2001 the Corporation's average assets, liabilities and stockholders' equity. The Corporation's net interest income, net interest spreads and net interest income as a percentage of interest-earning assets are also reflected.

Average Balance Sheet with Interest and Average Rates
                                                                                    Three Month
                                                                               Period Ended June 30,
                                                                  2002                                        2001
------------------------------------------------------------------------------------------------------------------------------------
                                                                 Interest      Average                       Interest        Average
                                                 Average         Income/       Yield/       Average          Income/         Yield/
(tax equivalent basis, dollars in thousands)     Balance         Expense       Rate         Balance          Expense         Rate
------------------------------------------------------------------------------------------------------------------------------------
Assets
  Interest-earning assets:
    Investment securities:(1)
      Taxable                                     $ 437,444      $  6,371        5.83%       $ 328,483         $ 5,548        6.76%

Non-taxable                                          13,020           227        6.97%          10,034             177        7.06%
Federal funds sold and securities
purchased under agreement to resell                   1,352             7        2.07%          11,508             139        4.83%
Loans, net of unearned income (2)                   222,389         3,756        6.76%         203,596           3,798        7.46%
                                               -------------   -----------   ----------   -------------   -------------   ----------
    Total interest-earning assets                 $ 674,205      $ 10,361        6.15%         553,621           9,662        6.98%
                                               -------------   -----------   ----------   -------------   -------------   ----------

Non-interest earning assets
  Cash and due from banks                            18,856                                     17,161
  BOLI                                               13,641                                      2,834
  Other assets                                       23,825                                     23,649
Allowance for possible loan losses                   (2,296)                                    (1,730)
                                               -------------                              -------------
    Total non-interest earning assets                54,026                                     41,914
                                               -------------                              -------------
    Total assets                                  $ 728,231                                  $ 595,535
                                               =============                              =============

Liabilities and stockholders' equity
Interest-bearing liabilities:
  Money Market deposits                           $  91,934           456        1.98%       $  74,473             488        2.62%
  Savings deposits                                  157,634         1,053        2.48%         120,585             998        3.31%
  Time deposits                                     102,764           574        2.53%         102,105           1,244        4.87%
  Other interest bearing deposits                    67,446           197        1.17%          43,602             147        1.35%
  Borrowings                                        132,198         1,188        3.59%         112,913           1,337        4.74%
  Trust Preferred                                    10,000           143        5.60%               0               0        0.00%
                                               -------------   -----------   ----------   -------------   -------------   ----------
    Total interest-bearing liabilities              561,976         3,611        2.57%         453,678           4,214        3.72%
                                               -------------   -----------   ----------   -------------   -------------   ----------
Noninterest-bearing liabilities:
Demand deposits                                     112,506                                     94,320
Other noninterest-bearing deposits                      509                                      1,161
Other liabilities                                     5,971                                      4,495
                                               -------------                              -------------
    Total noninterest-bearing liabilities           118,986                                     99,976
Stockholders' equity                                 47,269                                     41,881
                                               -------------                              -------------
    Total liabilities and
    stockholders' equity                          $ 728,231                                  $ 595,535
                                               =============                              =============

Net interest income (tax-equivalent basis)                        $ 6,750                                      $ 5,448
                                                               -----------                                -------------
Net Interest Spread                                                              3.58%                                        3.26%
                                                                             ----------                                   ----------
Net interest income as percent
of earning-assets                                                                4.00%                                        3.94%
                                                                             ==========                                   ==========
Tax equivalent adjustment (3)
                                                                      (77)                                         (60)
                                                               -----------                                -------------
Net interest income                                              $  6,673                                      $ 5,388
                                                               ===========                                =============

(1) Average balances for available-for-sale securities are based on amortized cost
(2) Average balances for loans include loans on non-accrual status
(3) The tax-equivalent adjustment was computed based on a statutory Federal income tax rate of 34 percent

Investments

For the six months ended June 30, 2002, the average volume of investment securities increased to approximately $455.0 million, or 67.5 percent of average earning assets, an increase of $121.7 million on average as compared to the same period in 2001. The tax-equivalent yield on investments decreased by 99 basis points to 5.88 percent from a yield of 6.87 percent during the six month period ended June 30, 2002. The 99 basis points decline in yield on the portfolio was attributable to both additional volume added to the portfolio coupled with purchases made to replace maturing and called investments made at lower rates. The volume related figures during the six month period ended June 30, 2002 contributed an increase in revenue of $3,751,000, while rate related changes amounted to ($1,826,000). The increased size of the investment portfolio for both the six and three months ended June 30, 2002 largely reflects the Corporation's leverage strategies, which were implemented in the fourth quarter of 2001.

For the three months ended June 30, 2002, the average volume of investment securities increased to approximately $450.1 million, or 66.7 percent of average earning assets, an increase of $111.9 million on average as compared to the same period in 2001. The tax-equivalent yield on investments decreased by 90 basis points to 5.86 percent from a yield of 6.76 percent during the three month period ended June 30, 2002. The 90 basis points decline in yield on the portfolio was attributable to both additional volume added to the portfolio coupled with purchases made to replace maturing and called investments made at lower rates. The volume related figures during the three-month period ended
June 30, 2002 contributed an increase in revenue of $1,713,000, while rate related changes amounted to ($840,000). At June 30, 2002, the principal components of the investment portfolio are U.S. Government Federal Agency callable and non-callable securities, including agency issued collateralized mortgage obligations, corporate securities and municipals.

The impact of repricing activity on investment yields was increased to some extent, for both the three and six month periods ended June 30, 2002, by the change in portfolio mix and shortening of portfolio duration. Other factors to a lesser extent were some portfolio extension where risk is relatively minimal within the portfolio, resulting in wider spreads. The Corporation also carried on average $15.4 million and $17.2 million, in short-term overnight money market and federal funds as compared with $22.6 million and $17.7 million for the comparable three and six month periods in 2001, respectively. These funds carried significantly lower rates than other securities in the portfolio (on average 1.89 percent and 1.98 percent for the three and six month periods, respectively, compared to 4.67 percent and 4.87 percent earned on these overnight funds for the comparable period in 2001.) and contributed to the decline in yield as compared to the comparable periods in 2001. The increased volume of such overnight funds in both the six and three month periods was for liquidity purposes.

Securities available-for-sale is a part of the Corporation's interest rate risk management strategy and may be sold in response to changes in interest rates, changes in prepayment risk, liquidity management and other factors. For the three and six-month period ended June 30, 2002 the Corporation sold from its available-for-sale portfolio securities totaling approximately $13.3 million and $34.9 million, respectively.

At June 30, 2002 the net unrealized gain carried as a component of other comprehensive income and included in shareholders' equity net of tax amounted to a net unrealized gain of $2.1 million as compared with an unrealized gain of $1.3 million at June 30, 2001, resulting from a decline in interest rates fostered by the Federal Open Market Committee's actions to lower the Federal Funds target rate as an economic stimulus.

Loans

Loan growth during the six months ended June 30, 2002 occurred primarily in the residential 1-4 family and commercial loan portfolio. This growth resulted from the Corporation's business development efforts enhanced by the Corporation's entry into new markets through expanded branch facilities. The decrease in the loan portfolio yields for the three and six month periods was the result of decline in interest rates as compared with the comparable period in 2001, coupled with a competitive rate pricing structure maintained by the Corporation to attract new loans and by the heightened competition for lending relationships that exists in the Corporation's market. The Corporation's desire to grow this segment of the earning-asset mix is reflected in its current business development plan and marketing plans, as well as its short-term strategic plan.

Analyzing the loan portfolio for the six-months ended June 30, 2002, average loan volume increased $16.3 million or 8.1 percent, while portfolio yield decreased by 72 basis points as compared with the same period in 2001. The volume related factors during the period-contributed increased revenue of $586,000 while rate related changes amounted to ($757,000). Total average loan volume increased to $218.0 million with a net interest yield of 6.82 percent, as compared to $201.7 million with a yield of 7.54 percent for the six months ended June 30, 2001.

For the three months ended June 30, 2002, average loan volume increased $18.8 million or 9.23 percent, while portfolio yield decreased by 70 basis points as compared with the same period in 2001. The volume related factors during the period-contributed increased revenue of $334,000 while rate related changes amounted to ($376,000). Total average loan volume increased to $222.4 million with a net interest yield of 6.76 percent, as compared to $203.6 million with a yield of 7.46 percent for the three months ended June 30, 2002.

Allowance for Loan Losses

The purpose of the allowance for loan losses is to absorb the impact of losses inherent in the loan portfolio. Additions to the allowance are made through provisions charged against current operations and through recoveries made on loans previously charged-off. The allowance for loan losses is maintained at an amount considered adequate by management to provide for potential credit losses inherent in the loan portfolio based upon a periodic evaluation of the risk characteristics of the loan portfolio. The amount of the loan loss provision and the level of the allowance for loan losses are critical accounting policies of the Corporation. In establishing an appropriate allowance, an assessment of the individual borrowers, a determination of the value of the underlying collateral, a review of historical loss experience, a review of peer group loss experience and an analysis of the levels and trends of loan categories, delinquencies, and problem loans are considered. Such factors as the level and trend of interest rates and current economic conditions are also reviewed. At June 30, 2002, the allowance amounted to $2,344,000 as compared to $2,191,000 at December 31, 2001, and $1,864,000 at June 30, 2001. The Corporation has a provision to the allowance for loan losses during the six and three month periods ended June 30, 2002 amounting to $180,000 and $90,000, respectively, compared to $258,000 and $183,000 during the six and three month periods ended June 30, 2001, respectively. The additions to the provision during the six and three month periods discussed was commensurate with the loan volume recorded during the respective periods and increased focus on the changing composition of the commercial and residential real estate loan portfolios.

At June 30, 2002, the allowance for loan losses amounted to 1.03 percent of total loans, as compared with .91 percent at June 30, 2001. In management's view, the level of the allowance as of June 30, 2002 is adequate to cover losses inherent in the loan portfolio. The Corporation's statements herein regarding the adequacy of the allowance for loan losses constitute "Forward-Looking Statement" under the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from management's analysis, based principally upon factors considered by management in establishing the allowance.

Although management uses the best information available, the level of the allowance for loan losses remains as estimate, which is subject to significant judgment and short-term changes. Various regulatory agencies, as an integral part of their examination process, periodically review the Corporation's allowance for loan losses. Such agencies may require the Corporation to increase the allowance based on their analysis of information available to them at the time of their examinations. Future adjustments to the allowance may be necessary due to economic, operating, regulatory, and other conditions beyond the Corporation's control. To the extent actual results differ from forecasts or management's judgment the allowance for loan losses may be greater or less than future charge-offs.

During the six and three-month periods ended June 30, 2002 and 2001, the Corporation did not experience any substantial credit problems within its loan portfolio. Net charge-offs were approximately $28,000 and were comprised of installment loans as compared with total charge-offs of $49,000 for the comparable period in 2001, which was also comprised of installment loans.

At June 30, 2002 the Corporation had non-accrual loans amounting to $115,000 as compared with $109,000 at December 31, 2001 and $209,000 of non-accrual loans at June 30, 2001. The Corporation continues to aggressively pursue collections of principal and interest on loans previously charged-off. The decrease in such loans in 2002 compared to June 30, 2001 was attributable to a home equity loan, which was charged-off, and a residential mortgage loan, which was re-paid in full by the borrower.

The value of impaired loans is based on the present value of expected future cash flows discounted at the loan's effective interest rate or as a practical expedient, at the loan's observable market price or at the fair value of the collateral if the loan is collateral dependant. Impaired loans consist of non-accrual loans and loans internally classified as substandard or below, in each instance above an established dollar threshold of $200,000. All loans below the established dollar threshold are considered homogenous and are collectively evaluated for impairment. At June 30, 2002, total impaired loans were approximately $2,135,000 compared to $1,859,000 at December 31, 2001 and $1,999,000 at June 30, 2001. Although classified as substandard, impaired loans (other than those in non-accrual status) were current with respect to principal and interest payments.

Changes in the allowance for possible loan losses for the six-month periods ended June 30, 2002 and 2001, respectively, are set forth below.

Allowance for loan losses
(Dollars in thousands)
=================================================================================================
                                                                    Six Months Ended June 30,
                                                                      2002              2001
Average loans outstanding                                         $ 217,984         $ 201,722
-------------------------------------------------------------------------------------------------
Total loans at end of period                                        227,538           205,384
-------------------------------------------------------------------------------------------------
Analysis of the allowance for loan losses
Balance at the beginning of year                                      2,191             1,655
Charge-offs:
Commercial                                                                0                 0
Real estate-mortgage                                                      0                 0
Installment loans                                                        34                51
-------------------------------------------------------------------------------------------------
    Total charge-offs                                                    34                51
Recoveries:
Commercial                                                                0                 0
Real estate-mortgage                                                      0                 0
Installment loans                                                         6                 2
-------------------------------------------------------------------------------------------------
    Total recoveries                                                      6                 2
Net Charge-offs:                                                         28                49
=================================================================================================
Provision for Loan Losses                                               180               258
=================================================================================================
Balance at end of period                                          $   2,344         $   1,864
-------------------------------------------------------------------------------------------------
Ratio of net charge-offs during the period to
average loans outstanding during the period                           0.01%             0.02%
-------------------------------------------------------------------------------------------------
Allowance for loan losses as a
percentage of total loans                                             1.03%             0.91%
-------------------------------------------------------------------------------------------------

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

At June 30, 2002, December 31, 2001 and June 30, 2001, the Corporation had no restructured loans. Non-accrual loans amounted to $115,000 at June 30, 2002, and were comprised of a commercial loan and two home equity loans. At December 31, 2001, non-accrual loans amounted to $109,000 and were comprised of first and second lien residential mortgages. At June 30, 2001, non-accrual loans amounted to $209,000 and were comprised of first and second lien residential mortgages. At June 30, 2002 the Corporation did not have any loans 90 days past due and still accruing. Such loans amounted to $8,000 at December 31, 2001 and $242,000 at June 30, 2001.

The outstanding balances of accruing loans, which are 90 days or more past due as to principal or interest payments and non-accrual loans at June 30, 2002, December 31, 2001 and June 30, 2001, were as follows:

Non-Performing Loans At
                                                      June 30,       December 31,      June 30,
(Dollars in thousands)                                  2002           2001              2001
==================================================================================================
Loans past due 90 days and still accruing            $         0     $        8     $      242
Non-accrual loans                                            115            109            209
-------------------------------------------------   -------------   ------------   ------------
Total non-performing loans                                   115            117            451
==================================================================================================
Total non-performing assets                          $       115     $      117     $      451
--------------------------------------------------------------------------------------------------

At June 30, 2002, non-performing assets, consisting of loans on non-accrual status plus other real estate owned (OREO), amounted to $115,000 or .05 percent of total loans outstanding as compared to $109,000 or .05 percent at December 31, 2001 and $209,000 or .10 percent at June 30, 2001.

At June 30, 2002, other than the loans set forth above, the Corporation is not aware of any loans which present serious doubts as to the ability of its borrowers to comply with the present loan and repayment terms and which are expected to fall into one of the categories set forth in the table above. At June 30, 2002, December 31, 2001 and June 30, 2001 the Corporation did not have any other real estate owned.

Other Non-Interest Income

The following table presents the principal categories of non-interest income for the three and six month periods ended June 30, 2002 and 2001.

----------------------------------------------------------------------------------------------------------------------------
                                                     Three Months Ended                    Six Months Ended
(dollars in thousands)                                    June 30,                             June 30,
                                                       2002       2001       % change        2002        2001      % change
                                                     --------   --------                   --------   ---------
Other non-interest income:
Service charges, commissions and fees                   $395       $400          (1.3)      $   774    $   787         (1.7)
Other income.                                            286        165          73.3           536        274         95.6
Net gain on securities sold                               56        124         (54.8)          242        152         59.2
                                                     --------  ---------  ------------   -----------  ---------   ----------
    Total other non-interest income                     $737       $689           7.0       $ 1,552    $ 1,213         27.9
----------------------------------------------------------------------------------------------------------------------------

For the six-month period ended June 30, 2002, total other (non-interest) income increased $339,000 or 27.9 percent as compared to the comparable six-month period in June 2001. Other non-interest income, exclusive of gains on securities sold (which increased $90,000 or 59.2 percent), reflects an increase of $249,000 or 24.5 percent compared with the comparable six-month period ended June 30, 2001. This increased revenue was primarily driven by the increase in the cash surrender value of bank owned life insurance, which amounted to $ 371,000 for the six months ended June 30, 2002 as compared to $83,000 for the comparable period in 2001. Other income, excluding BOLI income, reflected a decline of $26,000 or 13.6 percent due primarily to lower letter of credit fees during the six months ended June 30, 2002 as compared with the comparable period in 2001.

For the three month period ended June 30, 2002, total other (non-interest) income increased $48,000 or 7.0 percent as compared to the comparable three-month period in June 2001. Other non-interest income, exclusive of net gains on securities sold (which decreased $68,000 or 54.8 percent), reflects an increase of $116,000 or 20.5 percent compared with the comparable three month period ended June 30, 2001. This increased revenue was primarily driven by the increase in the cash surrender value of bank owned life insurance, which amounted to $191,000 for the three months ended June 30, 2002 as compared to $83,000 for the comparable period in 2001. Other income, excluding BOLI income, reflected an increase of $13,000 or 15.85 percent due primary to higher loan servicing, documentation and gains on sale of loans during the three months ended June 30, 2002 as compared with the comparable period in 2001.

For the three and six month periods ended June 30, 2002 the Corporation recorded net gains of $56,000 and $242,000 on securities sold from the available-for-sale investment portfolio compared to gains of $124,000 and $152,000 recorded in the 2001 comparable periods. These sales were made in the normal course of business and proceeds were reinvested in securities.

Other Non-Interest Expense
The following table presents the principal categories of non-interest expense for the three and six month periods ended June 30, 2002 and 2001.

======================================================================================================================
(dollars in thousands)                     Three Months Ended                      Six Months Ended
                                                June 30,                               June 30,
                                            2002        2001         % change       2002         2001        % change
                                          ----------  ----------    ----------  ---------- -------------    ----------
Other expense:
    Salaries and employee benefits          $ 2,282     $ 1,836          24.3     $ 4,582       $ 3,706          18.2
    Occupancy expense, net                      382         370           3.2         838           804           4.2
    Premise & equipment expense                 395         332          19.0         784           668          17.4
    Stationery and printing expense             148         134          10.4         304           227          33.9
    Marketing & Advertising                     163         132          23.5         356           258          38.0
    Legal and Consulting                        105         191         (45.0)        245           306         (19.9)
    Other expenses                              742         716           3.6       1,563         1,394          12.1
                                          ----------  ----------                ---------- -------------
Total other expense                         $ 4,217     $ 3,711          13.6     $ 8,672       $ 7,363          17.8
======================================================================================================================

For the six month period ended June 30, 2002 total other (non-interest) expenses increased $1,309,000 or 17.8 percent over the comparable six months ended
June 30, 2001, with increased salary and benefit expense, Bank premise and equipment, stationary and printing and marketing and advertising accounting for most of the increase. Effective January 1, 2002, the Corporation adopted SFAS No. 142 "Goodwill and Intangible Assets", under which goodwill was amortized annually has ceased. Accordingly there was no amortization expense in 2002 as compared with 2001. For the three and six months ended June 30 2001 other expense included amortization expense of $161,000 and $81,000 respectively, as compared to $0 in 2002. The period-to-period increases in other operating expenses also include the costs of higher data processing and technology costs.

For the three months ended June 30, 2002 total other (non-interest) expenses increased $506,000 or 13.6 percent over the comparable three-months ended
June 30, 2001, with increased salary and benefit expense, and Bank premise and equipment accounting for most of the increase.

The level of operating expenses during both the six and three month periods of 2002 were unfavorably impacted by an increase in several expense categories. The year to year increase in expenses are primarily attributable to the continued investment in technology and the need to attract, develop, and retain high caliber employees. The Corporation's ratio of other expenses (annualized) to average assets increased to 2.33 percent in the first six months of 2002 from
2.02 percent for the first six months of 2001. The Corporation's efficiency ratio (defined as non-interest expenses divided by tax-equivalent net interest income plus recurring non-interest income) at June 30, 2002 was 57.1 percent compared to 60.7 percent at June 30, 2001.

Salaries and employee benefits increased $676,000 or 18.2 percent in the six months of 2002 over the comparable six month period ended June 30, 2001. This increase is primarily attributable to normal merit increases, promotional raises and higher benefit costs. Staffing levels overall increased to 182 full-time equivalent employees at June 30, 2002 compared to 158 full-time equivalent employees at June 30, 2001. For the three months ended June 30, 2002 salaries and benefits increased $446,000 or 24.3 percent. This increase is primarily attributable to higher staffing levels due to the opening of the Town Hall banking center, as well as, higher benefit costs.

For the six months ended June 30, 2002 occupancy and premises and equipment expense increased $150,000 or 10.2 percent over the comparable six-month period in 2001. The increase in occupancy and Bank premise and equipment expenses reflects the expense associated with higher operating costs (utilities, rent, real-estate axes and general repair and maintenance) of the Corporation's expanded facilities, as well as higher equipment and maintenance cost and depreciation expense of the expanded bank facilities. For the three months ended June 30, 2002, when expenses increased $75,000 or 10.7 percent as compared with the comparable three month period in 2001.

Stationery and printing expense increased 33.9 percent or $77,000 for the six months ended June 30, 2002 as compared with the comparable period in 2001, primarily attributable to the opening of the new Townhall banking Center in Morristown.

Provision for Income Taxes

The Corporation's provision for income taxes increased from 2001 to 2002, primarily as a result of higher levels of taxable income. The effective tax rates for the Corporation for the periods ended June 30, 2002 and 2001 were 32.1 percent, and 34.9 percent, respectively. The effective tax rate continues to be less than the combined statutory Federal tax rate of 34 percent and the New Jersey State tax rate of 9 percent. The difference between the statutory and effective tax rates primarily reflects the tax-exempt status of interest income on obligations of states and political subdivisions and disallowed expense items for tax purposes, such as travel and entertainment expense, as well as amortization of goodwill. Tax-exempt interest income on a tax-equivalent basis increased by $103,000 or 29.2 percent from 2001 to 2002.

The New Jersey legislature passed the New Jersey Business Tax Reform Act with new tax law changes to the Corporation Business Tax ("CBT") on July 2, 2002. Management is currently reviewing the implications of the new tax law, which are retroactively effective to January 1, 2002. The enactment of the new legislation may have an impact on the future tax liability and subsequent New Jersey Corporate Business Tax expense.

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

The primary tool used by management to measure and manage interest rate exposure is a simulation model. Use of the model to perform simulations reflecting changes in interest rates over one and two-year time horizons has enabled management to develop and initiate strategies for managing exposure to interest rate risk. In its simulations, management estimates the impact on net interest income of various changes in interest rates. Projected net interest income sensitivity to movements in interest rates is modeled based on both an immediate rise and fall in interest rates ("rate shock"), as well as gradual changes in interest rates over a 12 month time period. The model is based on the actual maturity and repricing characteristics of interest-rate sensitive assets and liabilities. The model incorporates assumptions regarding earning-asset and deposit growth, prepayments, interest rates and other factors. Management believes that both individually and taken together, these assumptions are reasonable, but the complexity of the simulation modeling process results in a sophisticated estimate, not an absolutely precise calculation, of exposure. For example, estimates of future cash flows must be made for instruments without contractual maturity or payment schedules.

Based on the results of the interest simulation model as of June 30, 2002, the Corporation would expect a decrease of 2.50 percent in net interest income and an increase of 3.40 percent in net interest income if interest rates increased or decreased by 200 basis points, respectively, from current rates in an immediate and parallel shock over a twelve month horizon.

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

At June 30, 2002, the Corporation reflects a negative interest sensitivity gap (or an interest sensitivity ratio) of .68:1.00: at the cumulative one-year position. During 2001, the Corporation had a negative interest sensitivity gap. The maintenance of a liability-sensitive position during 2001 and for the six-months ended June 30, 2002 had a favorable impact on the Corporation's net interest margins; based on management's perception that interest rates will continue to be volatile, emphasis has been, and is expected to continue to be, placed on interest-sensitivity matching with the objective of stabilizing the net interest spread during 2002. However, no assurance can be given that this objective will be met.

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

Anticipated cash-flows at June 30, 2002, projected to July of 2003, indicates that the Bank's liquidity should remain strong, with an approximate projection of $133.6 million in anticipated cash flows over the next twelve months. This projection represents a forward-looking statement under the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from this projection depending upon a number of factors, including the liquidity needs of the Bank's customers, the availability of sources of liquidity and general economic conditions.

The Corporation derives a significant proportion of its liquidity from its core deposit base. For the six-month period ended June 30, 2002, core deposits (comprised of total demand, savings accounts (excluding Super Max and money market accounts under $100,000) remained relatively stable and represented 52.7 percent of total deposits as compared with 52.8 percent at June 30, 2001. More volatile rate sensitive deposits, concentrated in time certificates of deposit greater than $100,000, for the six-month period ended June 30, 2002, increased slightly on average to 7.4 percent of total deposits from 7.3 percent during the six-months ended June 30, 2001. This change has resulted from a $8.2 million increase in time deposits on average for the six-months ended June 30, 2002 compared to the prior year period.

Short-term borrowings can be used to satisfy daily funding needs. Balances in these accounts fluctuate significantly on a day-to-day basis. The Corporation's principal short-term funding sources are securities sold under agreements to repurchase, advances from the Federal Home Loan Bank and Federal funds purchased. Average short-term borrowings during the six-months ended June 30, 2002 were $130.5 million, an increase of $25.9 million or 24.8 percent from $104.6 million in average short-term borrowings during the comparable six-months ended June 30, 2001.

During the six-months ended June 30, 2002, average funding sources increased by approximately $133.8 million or 26.7 percent, compared to the same period in 2001. Interest-bearing deposit liabilities increased approximately $119.0 million on average and were comprised primarily of increases in savings deposits, money market and short-term borrowings offset in part by a decrease in time deposits greater than $100,000. Non-interest bearing funding sources as a percentage of the total funding mix decreased to 16.7 percent on average as compared to 17.3 percent for the six-month period ended June 30, 2001. This is primarily attributable to a more rapid growth in non-deposit funding sources as a percentage of the funding base as compared with overall deposit growth.

Cash Flow

The consolidated statements of cash flows present the changes in cash and cash equivalents from operating, investing and financing activities. During the six months ended June 30, 2002, cash and cash equivalents (which increased overall by $31.1 million) were provided (on a net basis) by financing activities) approximately $45.3 million) primarily due to an increase in deposits of $48.2 million offset in part by a $2.3 million net decrease in borrowings, and by operating activities of $5.7 million. Approximately $19.9 million was used in net investing activities; principally a $16.3 million increase in loans and $1.9 million increase in the investment portfolio.

Stockholders' Equity

Total stockholders' equity averaged $46.8 million or 6.43 percent of average assets for the six month period ended June 30, 2002, as compared to $41.2 million, or 7.09 percent, during the same period in 2001. The Corporation's dividend reinvestment and optional stock purchase plan contributed $168,000 in new capital for the six-months ended June 30, 2002 as compared with $119,000 for the comparable period in 2001. Book value per common share was $11.60 at June 30, 2002 as compared to $10.19 at June 30, 2001. Tangible book value per common share was $11.11 at June 30, 2002 and $9.64 at June 30, 2001.

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

At June 30, 2002, total Tier 1 capital (defined as tangible stockholders' equity for common stock and certain perpetual preferred stock) amounted to $54.6 million or 7.51 percent of total assets. Tier I capital excludes the effect of SFAS No. 115, which amounted to $2.3 million of net unrealized gains, after tax, on securities available-for-sale (included as a component of other comprehensive income) and goodwill of approximately $2.1 million as of June 30, 2002. At June 30, 2002, the Corporation's estimated Tier I risk-based and total risk-based capital ratios were 12.23 percent and 12.95 percent, respectively. These ratios are well above the minimum guidelines of capital to risk-adjusted assets in effect as of June 30, 2002.

Under prompt corrective action regulations, bank regulators are required to take certain supervisory actions and may take additional discretionary actions) with respect to an undercapitalized institution. Such actions could have a direct material effect on the institution's financial statements. The regulations establish a framework for the classification of financial institutions into five categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. Generally, an institution is considered well capitalized if it has a leverage (Tier 1) capital ratio of at least 5.0%; a Tier 1 risk-based capital ratio of at least 6.0%; and a total risk-based capital ratio of at least 10.0%.

The foregoing capital ratios are based in part on specific quantitative measures of assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by the bank regulators about capital components, risk weightings and other factors. As of June 30, 2002, management believes that the Bank meets all capital adequacy requirements to which it is subject.

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

Currently, the Corporation's model projects a 200 basis point change in rates during the first year, in even monthly increments, with rates held constant in the second year. The Corporation's ALCO has established that interest income sensitivity will be considered acceptable if net interest income in the above interest rate scenario does not exceed 10 percent of net interest income over a 12-month horizon to a +200 basis point shock in rates the first year and so that the present value of equity at risk does not exceed 15 percent when compared to the forecast. Year 2 will not carry a policy limit, due to the inaccuracies inherent with longer-term projections. Generally, year 2 is calculated and identified for review and presentation purposes only.

At June 30, 2002, the Corporation's income simulation model indicates an acceptable level of interest rate risk, with no significant change from March 31, 2002.

Computation of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and duration of deposits, and should not be relied upon as indicative of actual results. Further, the computations do not contemplate any actions that ALCO could undertake in response to changes in interest rates.

II.  OTHER INFORMATION

Item 1   Legal Proceedings

The Corporation is subject to claims and lawsuits, which arise primarily in the ordinary course of business. Based upon the information currently available, it is the opinion of management that the disposition or ultimate determination of such claims will not have a material adverse impact on the consolidated financial position, results of operations, or liquidity of the Corporation. This statement represents a forward-looking statement under the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from this statement, primarily due to the uncertainties involved in the legal processes.

Item 6 Exhibits and Reports on Form 8-K

       A)   Exhibits: None
       B)   Reports on Form 8-K

            There were no reports on Form 8-K filed during the six months ended June 30, 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf, by the undersigned, thereunto duly authorized.

                                            CENTER BANCORP, INC.

DATE: August 14, 2002                      /s/ Anthony C. Weagley
                                           ----------------------
                                           Anthony C. Weagley, Treasurer
                                           (Chief Financial Officer)