Form 10-Q
period 2002-09-30
CENTER BANCORP INC
filed 2002-11-14
CIK 712771

                        SECURITIES & EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2002 OR

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

                         Yes|X|                   No|_|

Shares outstanding on October 31, 2002
--------------------------------------
Common stock - no par value -4,200,186 shares

                              CENTER BANCORP, INC.

                               INDEX TO FORM 10-Q


PART I.  FINANCIAL INFORMATION                                              PAGE

Item 1.  Financial Statements

         Consolidated Statements of Condition at September 30,
         2002(Unaudited) and December 31, 2001                                 3

         Consolidated Statements of Income for the Three and Nine
         Months Ended September 30, 2002 and 2001(Unaudited)                   4

         Consolidated Statements of Cash Flows for the Nine
         Months Ended September 30, 2002 and 2001(Unaudited)                   5

         Notes to the Consolidated Financial Statements                      6-8

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                             9

Item 3.  Qualitative and Quantitative Disclosures about Market Risks          23

Item 4.  Controls and Procedures                                              23

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                    23

Item 6.  Exhibits                                                             24

         Signature                                                            24

         Certifications                                                    25-28

         Exhibit Index                                                        29

         Exhibits                                                          30-31

Center Bancorp, Inc.
Consolidated Statements of Condition

                                                                                          September 30,        December 31,
(Dollars in thousands)                                                                        2002                2001
                                                                                         ---------------     ---------------
                                                                                           (unaudited)
Assets:
Cash and due from banks                                                                  $        19,351     $        29,668

Investment securities held to maturity (approximate
     market value of $227,328 in 2002 and $205,604 in 2001)                                      220,730             205,237
Investment securities available-for-sale                                                         263,440             212,037
                                                                                         ---------------     ---------------
     Total investment securities                                                                 484,170             417,274
                                                                                         ---------------     ---------------

Loans, net of unearned income                                                                    226,656             211,236
Less - Allowance for loan losses                                                                   2,381               2,191
                                                                                         ---------------     ---------------
     Net loans                                                                                   224,275             209,045
                                                                                         ---------------     ---------------
Premises and equipment, net                                                                       12,582              11,685
Accrued interest receivable                                                                        5,078               4,542
Bank owned separate account life insurance                                                        13,946              13,382
Other assets                                                                                       1,974               1,916
Goodwill                                                                                           2,091               2,091
                                                                                         ---------------     ---------------
     Total assets                                                                        $       763,467     $       689,603
                                                                                         ===============     ===============

Liabilities
Deposits:
     Non-interest bearing                                                                $       110,437     $       103,520
     Interest bearing:
     Certificates of deposit $100,000 and over                                                    30,862              23,371
     Savings and time deposits                                                                   409,246             370,942
                                                                                         ---------------     ---------------
     Total deposits                                                                              550,545             497,833
                                                                                         ---------------     ---------------
Federal funds purchased and securities sold under
     agreements to repurchase                                                                     81,494              72,296
Federal Home Loan Bank advances                                                                   65,000              60,000
Corporation - obligated mandatorily redeemable trust preferred securities of subisidary trust holding solely junior
     subordinated debentures of the Corporation                                                   10,000              10,000
Accounts payable and accrued liabilities                                                           6,392               5,178
                                                                                         ---------------     ---------------
     Total liabilities                                                                           713,431             645,307
                                                                                         ---------------     ---------------
Stockholders' equity
     Preferred stock, no par value, authorized 5,000,000 shares; none issued                           0                   0
     Common stock, no par value:
     Authorized 20,000,000 shares; issued 4,745,267 and 4,718,229
          shares in 2002 and 2001, respectively                                                   18,893              14,677
     Additional paid in capital                                                                    4,392               4,180
     Retained earnings                                                                            28,792              28,569
     Treasury stock at cost (540,202 and 573,181 shares in 2002 and
          2001, respectively)                                                                     (4,129)             (4,115)
     Restricted stock                                                                                (28)               (135)
     Accumulated other comprehensive income                                                        2,116               1,120
                                                                                         ---------------     ---------------
     Total stockholders' equity                                                                   50,036              44,296
                                                                                         ---------------     ---------------
     Total liabilities and stockholders' equity                                          $       763,467     $       689,603
                                                                                         ===============     ===============

All common share and per share amounts have been restated to reflect the 5% common stock dividend distributed on June 1, 2002 to common stockholders of record May 17, 2002.

See Accompanying Notes to Consolidated Financial Statements.

Center Bancorp, Inc.
Consolidated Statements of Income
(unaudited)

                                                                    Three Months Ended             Nine Months Ended
                                                                       September 30,                  September 30,

(Dollars in thousands, except per share data)                       2002           2001           2002           2001
                                                                ------------   ------------   ------------   ------------

Interest income:
     Interest and fees on loans                                 $      3,816   $      3,912   $     11,245   $     11,512
     Interest and dividends on investment securities:
        Taxable interest income                                        6,226          5,380         19,149         16,481
        Nontaxable interest income                                       150            120            451            353
     Interest on Federal funds sold and securities
          purchased under agreement to resell                             50             26             59            331
                                                                ------------   ------------   ------------   ------------
          Total interest income                                       10,242          9,438         30,904         28,677
                                                                ------------   ------------   ------------   ------------

Interest expense:
     Interest on certificates of deposit $100,000 or more                 94            239            383          1,271
     Interest on other deposits                                        2,350          2,228          6,706          7,258
     Interest on borrowings                                            1,340          1,363          3,983          3,903
                                                                ------------   ------------   ------------   ------------
          Total interest expense                                       3,784          3,830         11,072         12,432
                                                                ------------   ------------   ------------   ------------
          Net interest income                                          6,458          5,608         19,832         16,245
                                                                ------------   ------------   ------------   ------------
Provision for loan losses                                                 90            256            270            514
                                                                ------------   ------------   ------------   ------------
Net interest income after provision for loan losses                    6,368          5,352         19,562         15,731
                                                                ------------   ------------   ------------   ------------
Other income:
     Service charges, commissions and fees                               409            391          1,183          1,178
     Bank Owned Life Insurance                                           193            143            564            226
     Other income                                                        114             67            279            258
     Gain on securities sold                                             203             28            445            180
                                                                ------------   ------------   ------------   ------------
          Total other income                                             919            629          2,471          1,842
                                                                ------------   ------------   ------------   ------------
Other expense:
     Salaries and employee benefits                                    2,373          1,959          6,955          5,665
     Occupancy expense, net                                              395            364          1,233          1,168
     Premises and equipment expense                                      388            390          1,172          1,058
     Stationery and printing expense                                     115            107            419            334
     Marketing and advertising                                           122             92            478            350
     Other expenses                                                      792            849          2,600          2,549
                                                                ------------   ------------   ------------   ------------
          Total other expense                                          4,185          3,761         12,857         11,124
                                                                ------------   ------------   ------------   ------------
Income before income tax expense                                       3,102          2,220          9,176          6,449
Income tax expense                                                       998            725          2,950          2,199
                                                                ------------   ------------   ------------   ------------
          Net income                                            $      2,104   $      1,495   $      6,226   $      4,250
                                                                ============   ============   ============   ============
Earnings per share
Basic                                                           $       0.50   $       0.36   $       1.48   $       1.03
Diluted                                                         $       0.50   $       0.36   $       1.47   $       1.02
                                                                ============   ============   ============   ============
Average weighted common shares outstanding
Basic                                                              4,212,865      4,141,860      4,194,624      4,130,797

Diluted                                                            4,244,384      4,179,733      4,227,768      4,165,917
                                                                ============   ============   ============   ============

All common share and per share amounts have been restated to reflect the 5% common stock dividend distributed on June 1, 2002 to common stockholders of record May 17, 2002.

See Accompanying Notes to Consolidated Financial Statements.

Center Bancorp, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

                                                                                            Nine Months Ended September 30
                                                                                         -----------------------------------
(Dollars in thousands)                                                                        2002                2001
                                                                                         ---------------     ---------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                               $         6,226     $         4,250
Adjustments to reconcile net income to net cash
     provided by operating activities:
Depreciation and amortization                                                                      1,256               1,387
Provision for loan losses                                                                            270                 514
Gain on sale of investment securities available-for-sale                                            (445)               (180)
Proceeds from sale of other real estate owned                                                          0                  45
(Increase) Decrease in accrued interest receivable                                                  (536)                718
Loss on sale of other real estate owned                                                                0                   4
Increase in other assets                                                                             (58)               (164)
Increase in cash surrender value of Bank Owned Life Insurance                                       (564)               (226)
Increase in other liabilities                                                                      1,214               2,775
Amortization of premium and (accretion) of
     discount on investment securities, net                                                          966                 (52)
                                                                                         ---------------     ---------------
Net cash provided by operating activities                                                          8,329               9,071
                                                                                         ---------------     ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of securities available-for-sale                                        147,379              66,071
Proceeds from redemption of FHLB stock                                                             2,860                 460
Proceeds from maturities of securities held-to-maturity                                           72,018              71,848
Proceeds from sales of securities available-for-sale                                              38,667              27,659
Purchase of securities available-for-sale                                                       (228,957)           (125,784)
Purchase of securities held-to-maturity                                                          (95,427)            (56,552)
Purchase of FHLB/FRB Stock                                                                        (2,960)                  0
Net increase in loans                                                                            (15,500)            (12,980)
Property and equipment expenditures, net                                                          (2,153)             (1,995)
Purchase of bank owned life insurance                                                                  0             (10,000)
                                                                                         ---------------     ---------------
Net cash used in investing activities                                                            (84,073)            (41,273)
                                                                                         ===============     ===============

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net increase in deposits                                                                     52,712               4,023
     Dividends paid                                                                               (2,033)             (1,744)
     Proceeds from issuance of common stock                                                          876                 493
     Repurchase of Treasury stock                                                                   (326)                  0
     Net increase in borrowing                                                                    14,198              24,669
                                                                                         ---------------     ---------------
          Net cash provided by financing activities                                               65,427              27,441
                                                                                         ---------------     ---------------
          Net decrease in cash and cash equivalents                                              (10,317)             (4,761)
                                                                                         ---------------     ---------------

Cash and cash equivalents at beginning of period                                         $        29,668     $        22,274
                                                                                         ---------------     ---------------
Cash and cash equivalents at end of period                                               $        19,351     $        17,513
                                                                                         ===============     ===============
Supplemental disclosures of cash flow information:
     Interest paid on deposits and short-term borrowings                                 $        10,997     $        12,404
     Income taxes                                                                        $         3,410     $         2,199

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

In the opinion of management, all adjustments necessary for a fair presentation of the Corporation's financial condition and results of operations for the interim periods have been made. Such adjustments are of a normal recurring nature. Certain reclassifications have been made for 2001 to conform to the classifications presented in 2002. Results for the period ended September 30, 2002 are not necessarily indicative of results for any other interim period or for the entire fiscal year. Reference is made to the Corporation's Annual Report on Form 10-K for the year ended December 31, 2001 for information regarding accounting principles.

Note 2
Recent Accounting Pronouncements
SFAS No. 141

In July 2001, the FASB issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after September 30, 2001 as well as all purchase method business combinations completed after September 30, 2001. Statement 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. Statement 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The Corporation had no business combinations subsequent to September 30, 2001, and therefore the implementation of this Statement 141 did not have an impact on the Corporation.

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

As of December 31, 2001, the Corporation had $2.1 million in unamortized goodwill with annual amortization of $323,000, which ceased upon the adoption of SFAS No. 142, "Goodwill and Intangible Assets". The Corporation adopted SFAS No. 142 on January 1, 2002. Accordingly, the September 30, 2002 Financial Statements do not include amortization of goodwill. For the three and nine months ended September 30, 2001, amortization of goodwill totaled $81,000 and $243,000, respectively. If SFAS No. 142 had been adopted on January 1, 2001, net income for the three and nine months ended September 30, 2001 would have increased $81,000 and $243,000, respectively. Accordingly, basic and diluted earnings per share would have increased $.02 and $.06 for the three and nine months ended September 30, 2001, respectively.

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

SFAS No. 146

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. The standard requires companies to recognize cost associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The Statement is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.

SFAS No. 147

In October, 2002, the FASB issued Statement No. 147, Acquisitions of Certain Financial Institutions- an amendment to FASB Statements No. 72 and 144 and FASB Interpretation No. 9. This Statement removes acquisitions of financial institutions from the scope of both Statement 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with FASB Statements No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. The provisions of Statement No. 147 that relate to the application of the purchase method of accounting apply to all acquisitions of financial institutions, except transactions between two or more mutual enterprises.

Statement No. 147 clarifies that a branch acquisition that meets the definition of a business should be accounted for as a business combination, otherwise the transaction should be accounted for as an acquisition of net assets that does not result in the recognition of goodwill. The provisions of Statement No. 147 are effective October 1, 2002. This Statement will not have any impact on the Corporation's consolidated financial statements.


Note 3
A summary of comprehensive income follows.

Comprehensive Income                                                   Three Months                 Nine Months
(In thousands)                                                      Ended September 30,          Ended September 30,
                                                                ---------------------------   ---------------------------
                                                                    2002           2001           2002           2001
                                                                ------------   ------------   ------------   ------------
Net Income                                                      $      2,104   $      1,495   $      6,226   $      4,250
Other comprehensive income
     Unrealized holding gains  arising
     during the period, net of taxes                                     104          1,040          1,290          2,128
     Less reclassification adjustment for (gains)
     losses included in net income (net of tax benefit)                 (134)           (18)          (294)          (119)
                                                                ------------   ------------   ------------   ------------
Total other comprehensive income                                         (30)         1,022            996          2,009
                                                                ------------   ------------   ------------   ------------
Total comprehensive income                                      $      2,074   $      2,517   $      7,222   $      6,259
                                                                ============   ============   ============   ============

Note 4
The following is a reconciliation of the calculation of basic and diluted earnings per share.

                                                                       Three Months                   Nine Months
(In thousands, except per share data)                               Ended September 30,           Ended September 30,
                                                                ---------------------------   ---------------------------
                                                                    2002           2001           2002           2001
                                                                ------------   ------------   ------------   ------------
Net Income                                                      $      2,104   $      1,495   $      6,226   $      4,250
Weighted Average Shares                                                4,213          4,142          4,195          4,131
Effect of Dilutive Stock Options                                          31             38             33             35
                                                                ------------   ------------   ------------   ------------
Total Weighted Average Dilutive Shares                                 4,244          4,180          4,228          4,166
                                                                ------------   ------------   ------------   ------------
Basic Earnings per Share                                        $       0.50   $       0.36   $       1.48   $       1.03
                                                                ------------   ------------   ------------   ------------
Diluted Earnings per Share                                      $       0.50   $       0.36   $       1.47   $       1.02
                                                                ============   ============   ============   ============

All common share and per share amounts have been restated to reflect the 5% common stock dividend distributed on June 1, 2002 to common stockholders of record May 17, 2002.

            Management's Discussion & Analysis of Financial Condition
                            and Results of Operations

Net income for the nine months ended September 30, 2002 amounted to $6,226,000 compared to $4,250,000 earned for the comparable nine-month period ended September 30, 2001. On a per diluted share basis, earnings increased to $1.47 per share as compared with $1.02 per share for the nine-months ended September 30, 2001. All common stock per share amounts have been restated to reflect the 5% common stock dividend declared April 16, 2002, and distributed June 1, 2002. The annualized return on average assets increased to 1.13 percent compared with ..96 percent for the comparable nine-month period in 2001. The annualized return on average stockholders' equity was 17.37 percent for the nine month period ended September 30, 2002 as compared to 13.50 percent for the nine-months ended September 30, 2001. Earnings performance for the first nine months of 2002 primarily reflects a higher level of net interest income and increased non-interest income, offsetting increased non-interest expense and income tax expense.

Net income for the three months ended September 30, 2002 amounted to $2,104,000 as compared to $1,495,000 earned for the comparable three-month period ended September 30, 2001. On a per diluted share basis, earnings increased to $0.50 per share as compared with $.36 per share for the three months ended September 30, 2001. The annualized return on average assets increased to 1.12 percent compared with .99 percent for the comparable three-month period in 2001. The annualized return on average stockholders' equity was 16.89 percent for the three-month period ended September 30, 2002 as compared to 13.73 percent for the three-months ended September 30, 2001. Earnings performance for the third quarter of 2002 primarily reflects a higher level of net interest income and increased non-interest income, offsetting increased non-interest expense and income tax expense.

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

Net Interest Income
(dollars in thousands)                             Three Months Ended                         Nine Months Ended
                                                     September 30,           Percent            September 30,            Percent
                                                2002           2001          Change          2002           2001          Change
                                            ------------   ------------   ------------   ------------   ------------   ------------
Interest income: (Tax-equivalent basis):
Investments                                 $      6,453   $      5,562           16.0   $     19,832   $     17,016           16.5
Loans, including fees                              3,816          3,912           (2.5)        11,245         11,512           (2.3)
Federal funds sold and securities sold
     under agreements to repurchase                   50             26           92.3             59            331          (82.2)
                                            ------------   ------------   ------------   ------------   ------------   ------------
     Total interest income                        10,319          9,500            8.6         31,136         28,859            7.9
                                            ------------   ------------   ------------   ------------   ------------   ------------
Interest expense:
     Certificates $100,000 or more                    94            239          (60.7)           383          1,271           69.9
     Savings and Time Deposits                     2,350          2,228            5.5          6,706          7,258            7.6
     FHLB advances                                   849            841            1.0          2,503          2,495            0.3
     Short-term borrowings                           491            522           (5.9)         1,480          1,408            5.1
                                            ------------   ------------   ------------   ------------   ------------   ------------
Total interest expense                             3,784          3,830           (1.2)        11,072         12,432          (10.9)
                                            ------------   ------------   ------------   ------------   ------------   ------------
Net interest income *tax-equivalent basis          6,535          5,670           15.3         20,064         16,427           22.1
                                            ============   ============   ============   ============   ============   ============
Tax-equivalent adjustment                            (77)           (62)          24.2           (232)          (182)          27.5
Net interest income                         $      6,458   $      5,608           15.2   $     19,832   $     16,245           22.1
                                            ============   ============   ============   ============   ============   ============

*Before the provision for loan losses. NOTE: The tax equivalent adjustment was computed based on an assumed statutory Federal income tax rate of 34 percent. Adjustments were made for interest accrued on securities of state and political subdivisions.

Net interest income on a fully tax-equivalent basis increased $3,637,000 or 22.1 percent to approximately $20.064 million for the nine months ended September 30, 2002, from $16.427 million for the comparable period in 2001. For the nine months ended September 30, 2002, the net interest margin decreased 6 basis points to 3.92 percent from 3.98 percent due primarily to an increase in the volume of interest earning assets and the lower yield on interest-earning assets offset by the lower cost of funds on interest-bearing liabilities.

Net interest income on a fully tax-equivalent basis increased $865,000 or 15.3 percent to $6.535 million for the three months ended September 30, 2002, from $5.670 million for the comparable period in 2001. For the three months ended September 30, 2002, the net interest margin decreased 34 basis points to 3.74 percent from 4.08 percent due primarily to an increase in the volume of interest-earning assets and the lower yield on interest-earning assets offset by the lower cost of funds on interest-bearing liabilities.

Interest income on a fully-tax-equivalent basis for the nine-month period ended September 30, 2002 increased by $2.277 million or 7.9 percent, versus the comparable period ended September 30, 2001. The primary increase resulted from the growth of earning assets, primarily investment securities. This was partially offset by a decrease in interest income attributable to loans of $267,000, reflecting reduced yields on loans. The growth in earning assets was funded primarily through increased levels of money market, savings deposits, borrowings and the issuance of mandatorily redeemable trust preferred securities.

For the three-month period ended September 30, 2002 interest income on a tax-equivalent basis increased by $819,000 or 8.6 percent over the comparable three-month period in 2001. The primary increase resulted from the growth of earning assets, primarily investment securities. This was partially offset by a decrease in interest income attributable to loans of $96,000, reflecting reduced yields on loans. The growth in earning assets was funded primarily through increased levels of money market, savings deposits, borrowings and the issuance of mandatorily redeemable trust preferred securities.

The factors underlying the year-to year changes in net interest income are reflected in the tables appearing on pages 9, 11,12 and 13, each of which has been presented on a tax-equivalent basis (assuming a 34.0 percent tax rates). The table on page 12 (Average Balance Sheet with Interest and Average Rates) shows the Corporation's consolidated average balance of assets, liabilities, and stockholders' equity, the amount of income produced from interest-earning assets and the amount of expense resulting from interest-bearing liabilities and net interest income as a percentage of average interest-earning assets. The table presented on page 11 (Analysis of Variance in Net Interest Income Due to Volume and Rates) quantifies the impact on net interest income resulting from changes in average balances and average rates over the past three months and nine months; any change in interest income or expense attributable to both changes in volume and changes in rate has been allocated in proportion to the relationship of the absolute dollar amount of change in each category.

Average Federal funds sold and securities purchased under agreements to resell decreased for the nine month period in 2002, but increased for the three month period in 2002 compared to 2001. For the nine months ended September 30, 2002 the decrease amounted to approximately $4.4 million. For the three months ended September 30, 2002 the increase amounted to approximately $8.5 million. For both the three and nine-month periods the Corporation elected to invest additional monies in overnight institutional money market funds, which are part of the investment portfolio, versus Federal funds or repurchase agreements due to more favorable rates available for liquid overnight funds.

Interest expense for the nine months ended September 30, 2002 decreased $1.360 million or 10.9 percent from the comparable nine-month period ended September 30, 2001, as a result of a decline in rates despite higher average volumes of lower cost interest-bearing liabilities and borrowings. A $3.7 million decrease in interest expense attributable to decreased rates brought about by the actions of the Federal Reserve in lowering interest rates was offset in part by $2.4 million increases in interest expense attributable to volume related factors.

Interest expense for the three months ended September 30, 2002 decreased $46,000 or 1.2 percent from the comparable three-month period ended September 30, 2001, as a result of a decline in interest rates despite higher average volumes of lower cost interest-bearing liabilities and borrowings. A $935,000 decrease in interest expense attributable to decreased rates brought about by the actions of the Federal Reserve in lowering interest rates was offset in part by an $889,000 increase in interest expense attributable to volume related factors.

For both the three and nine month periods ended September 30, 2002, short-term interest rates have decreased compared to 2001, as a result of monetary policy promulgated by the Federal Reserve Open Market Committee. The Fed has lowered the Federal Funds target rate on August 21, September 17, October 2, November 6 and December 11, 2001. Since September 2001 the Federal Funds rate has fallen 175 basis points.

For the nine months ended September 30, 2002, the Corporation's net interest spread on a tax-equivalent basis (i.e. interest income on a tax-equivalent basis as a percent of average interest-earning-assets less interest expense as a percent of total interest bearing liabilities) increased to 3.50 percent from
3.32 percent for the nine months ended September 30, 2001. The increase reflected a widening of spreads between yields earned on loans and investments and rates paid for supporting funds. Net interest margins expanded due in part to a decline in interest rates, despite the increased volumes of interest-bearing checking, money market and savings deposits in addition to short-term borrowings. The Federal Reserve left the target Federal Funds rate at a 40-year low of 1.75 percent during the nine months ended September 30, 2002, as compared to the same period in 2001, when the Federal Reserve lowered interest rates eight times. Although the yield on interest-earning assets declined to 6.08 percent from 7.00 percent in 2001 (a change of 92 basis points), this change was offset by lower rates paid for interest-bearing liabilities coupled with a change in the mix of interest-bearing liabilities. The total cost of interest-bearing liabilities decreased to 2.58 percent, a change of 110 basis points, for the nine months ended September 30, 2002 from
3.68 percent for the nine months ended September 30, 2001.

For the three months ended September 30, 2002, the Corporation's net interest spread on a tax-equivalent basis decreased to 3.31 percent from 3.47 percent for the three months ended September 30, 2001. The decrease reflected a narrowing of spreads between yields earned on loans and investments and rates paid for supporting funds. Net interest margins contracted due in part to the current low interest environment and decline in market interest rates; other related factors contributing to the overall cost of supporting liabilities in the third quarter were increased volumes of interest-bearing checking, money market and savings deposits in addition to short-term borrowings. The Federal Reserve left the target Federal Funds rate at a 40-year low of 1.75 percent during the three-months ended September 30, 2002, as compared to the same period in 2001, when the Federal Reserve lowered interest rates two times. Although the yield on interest-earning assets declined to 5.90 percent from 6.83 percent in 2001 (a change of 93 basis points), this change was substantially offset by lower rates paid for interest-bearing liabilities coupled with a change in the mix of interest-bearing liabilities. The total cost of interest-bearing liabilities decreased to 2.59 percent or 77 basis points, for the three months ended September 30, 2002 from 3.36 percent for the three months ended September 30, 2001.

The trend is primarily due to the previously referenced change in the mix and decrease in rates paid on certain interest-bearing liabilities. The decrease in these funding costs continues to change disproportionately to the rates on new loans and investments.

The following table "Analysis of Variance in Net Interest Income due to Volume and Rates" analyzes net interest income by segregating the volume and rate components of various interest-earning assets and liabilities and the changes in the rates earned and paid by the Corporation.

Analysis of Variance in Net Interest Income Due to Volume and Rates (Tax-Equivalent Basis)

(dollars in thousands)                               Three Months Ended 9/30/02                   Nine Months Ended 9/30/02
                                                   2002/2001 Increase/(Decrease)                2002/2001 Increase/(Decrease)
                                                         Due to Change in:                            Due to Change in:
                                            ------------------------------------------   ------------------------------------------

                                              Average         Average         Net          Average        Average          Net
Interest-earning assets                        Volume          Rate          Change        Volume           Rate          Change
                                            ------------   ------------   ------------   ------------   ------------   ------------
Investment Securities
     Taxable                                $      1,672   $       (826)  $        846   $      5,313   $     (2,645)  $      2,668
     Non-taxable                                      44              1             45            149             (1)           148
Federal funds sold and securities
purchased under agreement to resell                   11             13             24           (117)          (155)          (272)
Loans, net of unearned discount                      324           (420)           (96)           910         (1,177)          (267)
                                            ------------   ------------   ------------   ------------   ------------   ------------
     Total interest-earning assets          $      2,051   $     (1,232)  $        819   $      6,255   $     (3,978)  $      2,277
                                            ============   ============   ============   ============   ============   ============
Interest-bearing liabilities:
Money Market deposits                       $         76   $       (148)  $        (72)  $        348   $       (560)  $       (212)
Savings deposits                                     213           (481)          (268)           804         (1,010)          (206)
Time deposits                                        390            (84)           306            319         (1,436)        (1,117)
Other interest-bearing deposits                       36            (25)            11            182            (87)            95
Borrowings                                           174           (337)          (163)           720         (1,060)          (340)
Trust Preferred                                        0            140            140              0            420            420
                                            ------------   ------------   ------------   ------------   ------------   ------------
     Total interest-bearing liabilities     $        889   $       (935)  $        (46)  $      2,373   $     (3,733)  $     (1,360)
                                            ============   ============   ============   ============   ============   ============
Change in net interest income               $      1,162   $       (297)  $        865   $      3,882   $       (245)  $      3,637
                                            ============   ============   ============   ============   ============   ============

The following table, "Average Balance Sheet with Interest and Average Rates", presents for the three months ended September 30, 2002 and 2001 the Corporation's average assets, liabilities and stockholders' equity. The Corporation's net interest income, net interest spreads and net interest income as a percentage of interest-earning assets are also reflected.

Average Balance Sheet with Interest and Average Rates

                                                                                 Three Month
                                                                          Period Ended September 30,
                                            ---------------------------------------------------------------------------------------
                                                               2002                                        2001
                                            ------------------------------------------   ------------------------------------------
                                                             Interest       Average                       Interest       Average
                                               Average       Income/         Yield/        Average        Income/         Yield/
(tax equivalent basis, dollars in thousands)   Balance       Expense          Rate         Balance        Expense          Rate
                                            ------------   ------------   ------------   ------------   ------------   ------------
Assets
Interest-earning assets:
  Investment securities: (1)
     Taxable                                $    446,434   $      6,226           5.58%  $    331,884   $      5,380           6.48%
     Non-taxable                                  13,020            227           6.97%        10,518            182           6.92%
Federal funds sold and securities
  purchased under agreement to resell             11,583             50           1.73%         3,103             26           3.35%
Loans, net of unearned income (2)                228,764          3,816           6.67%       210,472          3,912           7.43%
                                            ------------   ------------   ------------   ------------   ------------   ------------
Total interest-earning assets                    699,801         10,319           5.90%       555,977          9,500           6.83%
                                            ------------   ------------   ------------   ------------   ------------   ------------

Non-interest earning assets
Cash and due from banks                           18,107                                       17,264
Bank Owned Life Insurance                         13,831                                       10,132
Other assets                                      24,889                                       19,829
Allowance for possible loan losses                (2,368)                                      (1,922)
                                            ------------                                 ------------
     Total non-interest earning assets            54,459                                       45,303
                                            ------------                                 ------------
     Total assets                           $    754,260                                 $    601,280
                                            ============                                 ============

Liabilities and stockholders' equity
Interest-bearing liabilities:
  Money Market deposits                     $     90,362   $        440           1.95%  $     77,594   $        512           2.64%
  Savings deposits                               157,546            587           1.49%       120,646            855           2.83%
  Time deposits                                  128,624          1,266           3.94%        89,564            960           4.29%
  Other interest bearing deposits                 59,431            151           1.02%        46,192            140           1.21%
  Borrowings                                     139,459          1,200           3.44%       122,323          1,363           4.46%
  Trust Preferred                                 10,000            140           5.60%             0              0           0.00%
                                            ------------   ------------   ------------   ------------   ------------   ------------
     Total interest-bearing liabilities          585,422          3,784           2.59%       456,319          3,830           3.36%
                                            ------------   ------------   ------------   ------------   ------------   ------------

Noninterest-bearing liabilities:
  Demand deposits                                111,858                                       95,358
  Other noninterest-bearing deposits                 684                                          514
  Other liabilities                                6,472                                        5,520
                                            ------------                                 ------------
     Total noninterest-bearing liabilities       119,014                                      101,392
Stockholders' equity                              49,824                                       43,569
                                            ------------                                 ------------
  Total liabilities and
  stockholders' equity                      $    754,260                                 $    601,280
                                            ============                                 ============

Net interest income (tax-equivalent basis)                 $      6,535                                 $      5,670
                                                           ------------                                 ------------
Net Interest Spread                                                               3.31%                                        3.47%
                                                                           ------------                                 ------------
Net interest income as percent
  of earning-assets                                                               3.74%                                        4.08%
                                                                           ------------                                 ------------
Tax equivalent adjustment (3)                                       (77)                                         (62)
                                                           ------------                                 ------------
Net interest income                                        $      6,458                                 $      5,608
                                                           ------------                                 ------------

(1) Average balances for available-for-sale securities are based on amortized cost
(2)   Average balances for loans include loans on non-accrual status
(3) The tax-equivalent adjustment was computed based on a statutory Federal income tax rate of 34 percent.

The following table, "Average Balance Sheet with Interest and Average Rates", presents for the nine months ended September 30, 2002 and 2001 the Corporation's average assets, liabilities and stockholders' equity. The Corporation's net interest income, net interest spreads and net interest income as a percentage of interest-earning assets are also reflected.

Average Balance Sheet with Interest and Average Rates

                                                                                 Nine Month
                                                                          Period Ended September 30,
                                            ---------------------------------------------------------------------------------------
                                                               2002                                        2001
                                            ------------------------------------------   ------------------------------------------
                                                             Interest       Average                       Interest       Average
                                               Average       Income/         Yield/        Average        Income/         Yield/
(tax equivalent basis, dollars in thousands)   Balance       Expense          Rate         Balance        Expense          Rate
                                            ------------   ------------   ------------   ------------   ------------   ------------
Assets
Interest-earning assets:
  Investment securities:(1)
     Taxable                                $    443,427   $     19,149           5.76%  $    326,139   $     16,481           6.74%
     Non-taxable                                  13,053            683           6.98%        10,197            535           7.00%
Federal funds sold and securities
  purchased under agreement to resell              4,565             59           1.72%         8,995            331           4.91%
Loans, net of unearned income (2)                221,614         11,245           6.77%       204,671         11,512           7.50%
                                            ------------   ------------   ------------   ------------   ------------   ------------
     Total interest-earning assets               682,659         31,136           6.08%       550,002         28,859           7.00%
                                            ------------   ------------   ------------   ------------   ------------   ------------

Non-interest earning assets
  Cash and due from banks                         18,293                                       17,284
  Bank Owned Life Insurance                       13,641                                        5,268
  Other assets                                    23,771                                       20,255
  Allowance for possible loan losses              (2,296)                                      (1,772)
                                            ------------                                 ------------
     Total non-interest earning assets            53,409                                       41,035
                                            ------------                                 ------------
     Total assets                           $    736,068                                 $    591,037
                                            ============                                 ============

Liabilities and stockholders' equity
Interest-bearing liabilities:
  Money Market deposits                     $     96,805          1,420           1.96%  $     77,643          1,632           2.80%
  Savings deposits                               156,854          2,513           2.14%       115,718          2,719           3.13%
  Time deposits                                  110,677          2,592           3.12%       101,267          3,709           4.88%
  Other interest bearing deposits                 64,480            564           1.17%        44,774            469           1.40%
  Borrowings                                     133,518          3,563           3.56%       110,542          3,903           4.71%
  Trust Preferred                                 10,000            420           5.60%             0              0           0.00%
                                            ------------   ------------   ------------   ------------   ------------   ------------
     Total interest-bearing liabilities          572,334         11,072           2.58%       449,944         12,432           3.68%
                                            ------------   ------------   ------------   ------------   ------------   ------------
Noninterest-bearing liabilities:
Demand deposits                                  109,331                                       93,922
Other noninterest-bearing deposits                   569                                          552
Other liabilities                                  6,035                                        4,652
                                            ------------                                 ------------
     Total noninterest-bearing liabilities       115,935                                       99,126
Stockholders' equity                              47,799                                       41,967
                                            ------------                                 ------------
     Total liabilities and
     stockholders' equity                   $    736,068                                 $    591,037
                                            ============                                 ============

Net interest income (tax-equivalent basis)                 $     20,064                                 $     16,427
                                                           ------------                                 ------------
Net Interest Spread                                                               3.50%                                        3.32%
                                                                          ------------                                 ------------
Net interest income as percent
  of earning-assets                                                               3.92%                                        3.98%
                                                                          ------------                                 ------------
Tax equivalent adjustment (3)                                      (232)                                        (182)
                                                           ------------                                 ------------

                                                           ------------                                 ------------
Net interest income                                        $     19,832                                 $     16,245
                                                           ------------                                 ------------

(1) Average balances for available-for-sale securities are based on amortized cost
(2)   Average balances for loans include loans on non-accrual status
(3) The tax-equivalent adjustment was computed based on a statutory Federal income tax rate of 34 percent

Investments

For the nine months ended September 30, 2002, the average volume of investment securities increased to approximately $456.5 million, or 66.9 percent of average earning assets, an increase of $120.1 million on average as compared to the same period in 2001. The tax-equivalent yield on investments decreased by 96 basis points to 5.79 percent from a yield of 6.75 percent during the nine month period ended September 30, 2001. The 96 basis points decline in yield on the portfolio was attributable to lower rates, which unfavorably affected the yield on the additional volume added to the portfolio, as well as, purchases made to replace maturing and called investments. The increased size of the investment portfolio for both the nine and three months ended September 30, 2002 largely reflects the Corporation's leverage strategies, which were implemented in the fourth quarter of 2001.

For the three months ended September 30, 2002, the average volume of investment securities increased to approximately $459.5 million, or 65.7 percent of average earning assets, an increase of $117.1 million on average as compared to the same period in 2001. The tax-equivalent yield on investments decreased by 88 basis points to 5.62 percent from a yield of 6.50 percent during the three month period ended September 30, 2002. The increased volume represents both securities added to the portfolio coupled with purchases made to replace maturing and called investments made at lower rates. At September 30, 2002, the principal components of the investment portfolio are U.S. Government Federal Agency callable and non-callable securities, including agency issued collateralized mortgage obligations, corporate securities and municipals.

The impact of repricing activity on investment yields was increased to some extent, for both the three and nine month periods ended September 30, 2002, by the change in portfolio mix and shortening of portfolio duration. The Corporation also carried on average $22.9 million and $18.4 million, in short-term institutional money market funds as compared with $23.3 million and $11.5 million for the comparable three and nine month periods in 2001, respectively. These funds carried significantly lower rates than other securities in the portfolio (on average 1.84 percent and 1.92 percent for the three and nine month periods, respectively, compared to 3.49 percent and 4.76 percent earned on these overnight funds for the comparable period in 2001) and contributed to the decline in yield as compared to the comparable periods in 2001. The increased volume of such overnight funds for the nine month periods was for liquidity purposes.

Securities available-for-sale is a part of the Corporation's interest rate risk management strategy and may be sold in response to changes in interest rates, changes in prepayment risk, liquidity management and other factors. For the three and nine-month period ended September 30, 2002 the Corporation sold from its available-for-sale portfolio securities totaling approximately $4.2 million and $38.7 million, respectively.

At September 30, 2002 the net unrealized gain carried as a component of other comprehensive income and included in shareholders' equity net of tax amounted to a net unrealized gain of $2.116 million as compared with an unrealized gain of $1.120 million at December 31, 2001 and an unrealized gain of $2.349 million at September 30, 2001, resulting from a decline in interest rates fostered by the Federal Open Market Committee's actions to lower the Federal Funds target rate as an economic stimulus.

Loans

Loan growth during the nine months ended September 30, 2002 occurred primarily in the residential 1-4 family and commercial, construction and commercial real estate loan portfolio. This growth resulted from the Corporation's business development efforts enhanced by the Corporation's entry into new markets through expanded branch facilities. The decrease in the loan portfolio yields for the three and nine month periods was the result of the decline in interest rates as compared with the comparable period in 2001, coupled with a competitive rate pricing structure maintained by the Corporation to attract new loans and by the heightened competition for lending relationships that exists in the Corporation's market. The Corporation's desire to grow this segment of the earning-asset mix is reflected in its current business development plan and marketing plans, as well as its short-term strategic plan.

Analyzing the loan portfolio for the nine-months ended September 30, 2002, average loan volume increased $16.9 million or 8.3 percent, while portfolio yield decreased by 73 basis points as compared with the same period in 2001. The volume related factors during the period contributed increased revenue of $910,000 while rate related changes resulted in a decline in interest income of $1,177,000. Total average loan volume increased to $221.614 million with a net interest yield of 6.77 percent, as compared to $204.671 million with a yield of
7.50 percent for the nine months ended September 30, 2001.

For the three months ended September 30, 2002, average loan volume increased $18.3 million or 8.7 percent, while portfolio yield decreased by 76 basis points as compared with the same period in 2001. The volume related factors during the period contributed increased revenue of $324,000 while rate related changes resulted in a decline in revenue of $420,000. Total average loan volume increased to $228.764 million with a net interest yield of 6.67 percent, as compared to $210.472 million with a yield of 7.43 percent for the three months ended September 30, 2002.

Allowance for Loan Losses

The purpose of the allowance for loan losses is to absorb the impact of losses inherent in the loan portfolio. Additions to the allowance are made through provisions charged against current operations and through recoveries made on loans previously charged-off. The allowance for loan losses is maintained at an amount considered adequate by management to provide for potential credit losses inherent in the loan portfolio based upon a periodic evaluation of the risk characteristics of the loan portfolio. The amount of the loan loss provision and the level of the allowance for loan losses are critical accounting policies of the Corporation. In establishing an appropriate allowance, an assessment of the individual borrowers, a determination of the value of the underlying collateral, a review of historical loss experience, a review of peer group loss experience and an analysis of the levels and trends of loan categories, delinquencies, and problem loans are considered. Such factors as the level and trend of interest rates and current economic conditions are also reviewed. At September 30, 2002, the allowance amounted to $2,381,000 as compared to $2,191,000 at December 31, 2001, and $2,119,000 at September 30, 2001. The Corporation made a provision to the allowance for loan losses during the three and nine month periods ended September 30, 2002 amounting to $90,000 and $270,000, respectively, compared to $256,000 and $514,000 during the three and nine month periods ended September 30, 2001, respectively. The additions to the provision during the three and nine month periods discussed was commensurate with the loan volume recorded during the respective periods and increased focus on the changing composition of the commercial and residential real estate loan portfolios.

At September 30, 2002, the allowance for loan losses amounted to 1.05 percent of total loans, as compared with 1.00 percent at September 30, 2001. In management's view, the level of the allowance as of September 30, 2002 is adequate to cover losses inherent in the loan portfolio. The Corporation's statements herein regarding the adequacy of the allowance for loan losses constitute "Forward-Looking Statement" under the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from management's analysis, based principally upon the factors considered by management in establishing the allowance.

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

During the three and nine-month periods ended September 30, 2002 and 2001, the Corporation did not experience any substantial credit problems within its loan portfolio. For the nine months ended September 30, 2002, net charge-offs were approximately $80,000 and were comprised of a commercial and installment loans. On October 11, 2002, the corporation recovered $48,186.32 representing the full amount of the commercial loan charge-off. The Corporation had total charge-offs of $50,000 for the comparable period in 2001, comprised of installment loans.

At September 30, 2002 the Corporation had non-accrual loans amounting to $233,000 as compared with $109,000 at December 31, 2001 and $311,000 at
September 30, 2001. The Corporation continues to aggressively pursue collections of principal and interest on loans previously charged-off. The increase in such loans in 2002 was attributable to a $139,900 fixed rate home equity loan.

The value of impaired loans is based on the present value of expected future cash flows discounted at the loan's effective interest rate or as a practical expedient, at the loan's observable market price or at the fair value of the collateral if the loan is collateral dependant. Impaired loans consist of non-accrual loans and loans internally classified as substandard or below, in each instance above an established dollar threshold of $200,000. All loans below the established dollar threshold are considered homogenous and are collectively evaluated for impairment. At September 30, 2002, total impaired loans were approximately $2,234,000 compared to $1,859,000 at December 31, 2001 and $1,985,000 at September 30, 2001. Although classified as substandard, impaired loans (other than those in non-accrual status) were current with respect to principal and interest payments.

Changes in the allowance for possible loan losses for the nine-month periods ended September 30, 2002 and 2001, respectively, are set forth below.

Allowance for loan losses
(Dollars in thousands)

                                                                                           Nine Months Ended September 30,
                                                                                              2002                2001
                                                                                         ---------------     ---------------
Average loans outstanding                                                                $       221,614     $       204,671
                                                                                         ---------------     ---------------
Total loans at end of period                                                                     226,656             211,879
                                                                                         ---------------     ---------------
Analysis of the allowance for loan losses
Balance at the beginning of year                                                                   2,191               1,655
Charge-offs:
Commercial                                                                                            48                   0
Real estate-mortgage                                                                                   0                   0
Installment loans                                                                                     45                  53
                                                                                         ---------------     ---------------
     Total charge-offs                                                                                93                  53
Recoveries:
Commercial                                                                                             0                   0
Real estate-mortgage                                                                                   0                   0
Installment loans                                                                                     13                   3
                                                                                         ---------------     ---------------
     Total recoveries                                                                                 13                   3
Net Charge-offs:                                                                                      80                  50
                                                                                         ---------------     ---------------
Provision for Loan Losses                                                                            270                 514
                                                                                         ===============     ===============
Balance at end of period                                                                 $         2,381     $         2,119
                                                                                         ===============     ===============
Ratio of net charge-offs during the period to
  average loans outstanding during the period                                                    0.00036%            0.00024%
                                                                                         ---------------     ---------------
Allowance for loan losses as a percentage of total loans                                            1.05%               1.00%
                                                                                         ---------------     ---------------

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

At September 30, 2002, December 31, 2001 and September 30, 2001, the Corporation had no restructured loans. Non-accrual loans amounted to $233,000 at September 30, 2002, and were comprised of three home equity and two auto loans. At December 31, 2001, non-accrual loans amounted to $109,000 and were comprised of first and second lien residential mortgages. At September 30, 2001, non-accrual loans amounted to $311,000 and were comprised of first and second lien residential mortgages. At September 30, 2002 the Corporation did not have any loans 90 days past due and still accruing. Such loans amounted to $8,000 at December 31, 2001 and $107,000 at September 30, 2001.

The outstanding balances of accruing loans, which are 90 days or more past due as to principal or interest payments and non-accrual loans at September 30, 2002, December 31, 2001 and September 30, 2001, were as follows:


Non-Performing Assets At
                                                            September 30,        December 31,       September 30,
(Dollars in thousands)                                          2002                2000                2001
                                                           ---------------     ---------------     ---------------
Loans past due 90 days and still accruing                  $             0     $             8     $           107
Non-accrual loans                                                      233                 109                 311
                                                           ---------------     ---------------     ---------------
Total, non-performing loans                                $           233     $           117     $           418
                                                           ===============     ===============     ===============
Total Non-performing Assets                                $           233     $           117     $           418
                                                           ---------------     ---------------     ---------------

At September 30, 2002, non-performing assets, consisting of loans on non-accrual status plus other real estate owned (OREO), amounted to $233,000 or .10 percent of total loans outstanding as compared to $109,000 or .05 percent at December 31, 2001 and $311,000 or .15 percent at September 30, 2001.

At September 30, 2002, other than the loans set forth above, the Corporation is not aware of any loans which present serious doubts as to the ability of its borrowers to comply with the present loan and repayment terms and which are expected to fall into one of the categories set forth in the table above. At September 30, 2002, December 31, 2001 and September 30, 2001 the Corporation did not have any other real estate owned.


Other Non-Interest Income

The following table presents the principal categories of non-interest income for the three and nine month periods ended September 30, 2002 and 2001.

                                                 Three Months Ended                           Nine Months Ended
(dollars in thousands)                              September 30,                               September 30,
                                                2002           2001         % change         2002           2001         % change
                                            ------------   ------------   ------------   ------------   ------------   ------------
Other income:
Service charges, commissions and fees       $        409   $        391            4.6   $      1,183   $      1,178            0.4
Bank Owned Life Insurance                            193            143           35.0            564            226          141.6
Other income                                         114             67           70.1            279            258            8.1
Net gains on securities sold                         203             28          625.0            445            180          147.2
                                            ------------   ------------   ------------   ------------   ------------   ------------
     Total other income                     $        919   $        629           46.1   $      2,471   $      1,842           34.1
                                            ============   ============   ============   ============   ============   ============

For the nine-month period ended September 30, 2002, total other (non-interest) income increased $629,000 or 34.1 percent as compared to the comparable nine-month period in September 2001. Other non-interest income, exclusive of gains on securities sold (which increased $265,000 or 147.2 percent), reflects an increase of $364,000 or 21.9 percent compared with the comparable nine-month period ended September 30, 2001. This increased revenue was primarily driven by the increase in the cash surrender value of bank owned life insurance, which amounted to $564,000 for the nine months ended September 30, 2002 as compared to $226,000 for the comparable period in 2001. Other income, excluding BOLI income and gains on securities sold and service charges, commission and fees, reflected an increase of $21,000 or 8.1 percent due primarily to higher letter of credit fees during the nine months ended September 30, 2002 as compared with the comparable period in 2001.

For the three month period ended September 30, 2002, total other (non-interest) income increased $290,000 or 46.1 percent as compared to the comparable three-month period in September 2001. Other non-interest income, exclusive of net gains on securities sold (which increased $175,000 or 625.0 percent), reflects an increase of $115,000 or 19.1 percent compared with the comparable three month period ended September 30, 2001. This increased revenue was primarily driven by the increase in the cash surrender value of bank owned life insurance, which amounted to $193,000 for the three months ended September 30, 2002 as compared to $143,000 for the comparable period in 2001. Other income, excluding BOLI income gains on securities sold and service charges, commission and fees, reflected an increase of $47,000 or 70.1 percent due primarily to higher loan servicing, loan fees and gains on sale of originated loans during the three months ended September 30, 2002 as compared with the comparable period in 2001.

For the three and nine month periods ended September 30, 2002 the Corporation recorded net gains of $203,000 and $445,000 on securities sold from the available-for-sale investment portfolio compared to gains of $28,000 and $180,000 recorded in the 2001 comparable periods. These sales were made in the normal course of business and proceeds were reinvested in securities.

Other Non-Interest Expense
The following table presents the principal categories of non-interest expense for the three and nine month periods ended September 30, 2002 and 2001.

(dollars in thousands)                           Three Months Ended                          Nine Months Ended
                                                    September 30,                              September 30,
                                                2002           2001         % change         2002           2001         % change
                                            ------------   ------------   ------------   ------------   ------------   ------------
Other expense:
    Salaries and employee benefits          $      2,373   $      1,959           21.1   $      6,955   $      5,665           22.8
    Occupancy expense, net                           395            364            8.5          1,233          1,168            5.6
    Premise & equipment expense                      388            390           (0.5)         1,172          1,058           10.8
    Stationery and printing expense                  115            107            7.5            419            334           25.4
    Marketing & Advertising                          122             92           32.6            478            350           36.6
    Legal and Consulting                              86            180          (52.2)           331            486          (31.9)
    Other expenses                                   706            669            5.5          2,269          2,063           10.0
                                            ------------   ------------   ------------   ------------   ------------   ------------
Total other expense                         $      4,185   $      3,761           11.3   $     12,857   $     11,124           15.6
                                            ============   ============   ============   ============   ============   ============

For the nine month period ended September 30, 2002 total other (non-interest) expenses increased $1.733 million or 15.6 percent over the comparable nine months ended September 30, 2001, with increased salary and benefit expense, Bank premise and equipment, stationary and printing and marketing and advertising accounting for most of the increase. Pursuant to SFAS No. 142 "Goodwill and Intangible Assets", there was no amortization expense in 2002. For the three and nine months ended September 30 2001, other expense included amortization expense of $81,000 and $242,000 respectively. The period-to-period increases in other operating expenses also include the costs of higher data processing and technology costs.

For the three months ended September 30, 2002, total other (non-interest) expenses increased $424,000 or 11.3 percent over the comparable three-months ended September 30, 2001, with increased salary and benefit expense, and occupancy expense accounting for most of the increase.

The levels of operating expenses during both the three and nine month periods of 2002 were unfavorably impacted by an increase in several expense categories. The year to year increase in expenses are primarily attributable to the continued investment in technology and the need to attract, develop, and retain high caliber employees. The Corporation's ratio of other expenses (annualized) to average assets decreased to 2.33 percent in the first nine months of 2002 from
2.51 percent for the first nine months of 2001. The Corporation's efficiency ratio (defined as non-interest expenses divided by tax-equivalent net interest income plus recurring non-interest income) at September 30, 2002 was 58.2 percent compared to 61.5 percent at September 30, 2001.

Salaries and employee benefits increased $1.290 million or 22.8 percent in the nine months of 2002 over the comparable nine month period ended September 30, 2001. This increase is primarily attributable to normal merit increases, promotional raises and higher benefit costs and to the opening of the Town Hall banking center. Staffing levels overall increased to 180 full-time equivalent employees at September 30, 2002 compared to 168 full-time equivalent employees at September 30, 2001. For the three months ended September 30, 2002, salaries and benefits increased $414,000 or 21.1 percent. This increase is primarily attributable to higher staffing levels, as well as higher benefit costs.

For the nine months ended September 30, 2002 occupancy and premises and equipment expense increased $179,000 or 8.0 percent over the comparable nine-month period in 2001. The increase in occupancy and Bank premise and equipment expenses reflects the expense associated with higher operating costs (utilities, rent, real-estate taxes and general repair and maintenance) of the Corporation's expanded facilities, as well as higher equipment and maintenance cost and depreciation expense of the expanded bank facilities. For the three months ended September 30, 2002, expenses increased $29,000 or 3.8 percent as compared with the comparable three month period in 2001.

Stationery and printing expenses increased 25.4 percent or $85,000 for the nine months ended September 30, 2002 as compared with the comparable period in 2001, primarily attributable to the opening of the new Townhall banking Center in Morristown, increased account activity and the destruction of obsolete forms and supplies.

Marketing and advertising expenses increased 36.6 percent or $128,000 for the nine months ended September 30, 2002, as compared with the comparable period in 2001, primarily attributable to the opening of the new Townhall Banking Center in Morristown and the promotion of deposit and loan products. For the three months ended September 30, 2002, marketing and advertising expenses increase
32.6 percent or $30,000 as compared to the prior year third quarter, primarily as a result of the advertising of loan products.

Legal and consulting expense decreased $155,000 or 31.9 percent and $94,000 or
52.2 percent for the nine and three month periods ended September 30, 2002 compared to 2001 periods. The decrease in the expense category is attributable to a reduction in consulting expenses.

Other expenses increased 10.0 percent or $206,000 for the nine months ended September 30, 2002 as compared with the comparable period in 2001, primarily correspondent fees, computer expense and communication expense. For the three months ended September 30, 2002, other expenses increased 5.5 percent or $37,000 as compared to the prior year third quarter.

Provision for Income Taxes

The Corporation's provision for income taxes increased from 2001 to 2002, primarily as a result of higher levels of taxable income. The effective tax rates for the Corporation for the periods ended September 30, 2002 and 2001 were
32.1 percent, and 34.1 percent, respectively. The effective tax rate continues to be less than the combined statutory Federal tax rate of 34 percent and the New Jersey State tax rate of 9 percent. The difference between the statutory and effective tax rates primarily reflects the tax deductions associated with, income from investments in tax-advantaged assess such as tax exempt securities and Bank Owned Life Insurance and disallowed expense items for tax purposes, such as travel and entertainment expense, as well as amortization of goodwill. Tax deductions associated with tax-advantaged assets increased by $436,000 or
75.3 percent from 2001 to 2002.

The New Jersey legislature passed the New Jersey Business Tax Reform Act with new tax law changes to the Corporation Business Tax ("CBT") on July 2, 2002. Management has reviewed the implications of the new tax law, which are retroactively effective to January 1, 2002. The enactment of the new legislation will not have a material impact on the future tax liability and subsequent New Jersey Corporate Business Tax expense.

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

The low level of interest rates necessitated a modification of the Corporation's standard rate scenario of a shock down 200 basis points over 12 months to down 100 basis points over a 12 month period.

Based on the results of the interest simulation model as of September 30, 2002 and assuming that Management does not take action to alter the outcome, the Corporation would expect a increase of 1.05 percent in net interest income if interest rates decreased 100 basis points from current rates in an immediate and parallel shock over a 12-month period. In a rising rate environment, based on the results of the model as of September 30,2002, the Corporation would expect a decrease of 5.46% in net interest income if interest rates increased 200 basis points from current rates in an immediate and parallel shock over a 12-month period.

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

At September 30, 2002, the Corporation reflects a negative interest sensitivity gap (or an interest sensitivity ratio) of 1.07: at the cumulative one-year position. During 2001, the Corporation had a negative interest sensitivity gap. The maintenance of a liability-sensitive position during 2001 and for the nine-months ended September 30, 2002 had a favorable impact on the Corporation's net interest margins; based on management's perception that interest rates will continue to be volatile, emphasis has been, and is expected to continue to be, placed on interest-sensitivity matching with the objective of stabilizing the net interest spread during 2002. However, no assurance can be given that this objective will be met.

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

Anticipated cash-flows at September 30, 2002, projected to October of 2003, indicate that the Bank's liquidity should remain strong, with an approximate projection of $312.9 million in anticipated cash flows over the next twelve months. This projection represents a forward-looking statement under the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from this projection depending upon a number of factors, including the liquidity needs of the Bank's customers, the availability of sources of liquidity and general economic conditions.

The Corporation derives a significant portion of its liquidity from its core deposit base. For the nine-month period ended September 30, 2002, core deposits (comprised of total demand, savings accounts (excluding Super Max) and money market accounts under $100,000 remained relatively stable and represented 49.0 percent of total deposits as compared with 54.1 percent at September 30, 2001. More volatile rate sensitive deposits, concentrated in time certificates of deposit greater than $100,000, for the nine-month period ended September 30, 2002, decreased to 5.6 percent of total deposits from 7.2 percent during the nine-months ended September 30, 2001. This change has resulted from a $121.2 million increase in total deposits for the nine-months ended September 30, 2002 compared to the prior year period.

Short-term borrowings can be used to satisfy daily funding needs. Balances in these accounts fluctuate significantly on a day-to-day basis. The Corporation's principal short-term funding sources are securities sold under agreements to repurchase, advances from the Federal Home Loan Bank and Federal funds purchased. Average short-term borrowings during the nine-months ended September 30, 2002 were $133.5 million, an increase of $23.0 million or 20.8 percent from $110.5 million in average short-term borrowings during the comparable nine-months ended September 30, 2001.

During the nine-months ended September 30, 2002, average funding sources increased by approximately $137.8 million or 25.3 percent, compared to the same period in 2001. Interest-bearing deposit liabilities increased approximately $89.4 million on average and were comprised primarily of increases in savings deposits, money market and short-term borrowings and an increase in time deposits due to a deposit promotion. Non-interest bearing funding sources as a percentage of the total funding mix decreased to 16.1 percent on average as compared to 17.4 percent for the nine-month period ended September 30, 2001. This is primarily attributable to a more rapid growth in non-deposit funding sources as a percentage of the funding base as compared with overall deposit growth.

Cash Flow

The consolidated statements of cash flows present the changes in cash and cash equivalents from operating, investing and financing activities. During the nine months ended September 30, 2002, cash and cash equivalents (which decreased overall by $10.3 million) were provided (on a net basis) by financing activities (approximately $65.4 million) primarily due to an increase in deposits of $52.7 million coupled with a $14.2 million net increase in borrowings, and by operating activities ($8.3 million). Approximately $84.1 million was used in net investing activities; principally a $15.5 million increase in loans and a $66.4 million increase in the investment portfolio.

Stockholders' Equity

Total stockholders' equity averaged $47.8 million or 6.49 percent of average assets for the nine month period ended September 30, 2002, as compared to $42.0 million, or 7.11 percent, during the same period in 2001. The Corporation's dividend reinvestment and optional stock purchase plan contributed $876,000 in new capital for the nine-months ended September 30, 2002 as compared with $493,000 for the comparable period in 2001. Book value per common share was $11.90 at September 30, 2002 as compared to $10.66 at September 30, 2001. Tangible book value per common share was $11.40 at September 30, 2002 and $10.14 at September 30, 2001.

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

The Corporation, as of September 30, 2002, had repurchased 16,000 shares at an average cost per share of $20.37 under a previously announced stock buyback program, which authorized the repurchase of up to 120,750 shares.

Risk-Based Capital/Leverage

Banking regulations require banks to maintain minimum levels of regulatory capital. Under the regulations in effect at September 30, 2002, the Bank was required to maintain (i) a minimum leverage ratio of Tier 1 capital to total adjusted assets of 4.00%, and (ii) minimum ratios of Tier 1 and total capital to risk-weighted assets of 4.00% and 8.00%, respectively.

At September 30, 2002, total Tier 1 capital (defined as tangible stockholders' equity for common stock and certain perpetual preferred stock) amounted to $55.8 million or 7.31 percent of total assets. Tier I capital excludes the effect of SFAS No. 115, which amounted to $2.1 million of net unrealized gains, after tax, on securities available-for-sale (included as a component of other comprehensive income) and goodwill of approximately $2.1 million as of September 30, 2002. At September 30, 2002, the Corporation's Tier I risk-based and total risk-based capital ratios were 11.56 percent and 12.06 percent, respectively. These ratios are well above the minimum guidelines of capital to risk-adjusted assets in effect as of September 30, 2002.

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

The foregoing capital ratios are based in part on specific quantitative measures of assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by the bank regulators about capital components, risk weightings and other factors. As of September 30, 2002, management believes that the Bank meets all capital adequacy requirements to which it is subject.

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

At September 30, 2002, the Corporation's income simulation model indicates an acceptable level of interest rate risk, with no significant change from June 30, 2002.

Computation of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and duration of deposits, and should not be relied upon as indicative of actual results. Further, the computations do not contemplate any actions that ALCO could undertake in response to changes in interest rates.

Item 4 - Controls and Procedures

Within the 90 days prior to the date of this report, the Corporation carried out an evaluation, under the supervision and with the participation of the Corporation's management, including the Corporation's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-14. Based upon the evaluation, the Corporation's Chief Executive Officer and Chief Financial Officer concluded that the Corporation's disclosure controls and procedures are effective in timely alerting them to material information relating to the Corporation (including its consolidated subsidiaries) required to be included in the Corporation's periodic SEC filings. There have been no significant changes in the Corporation's internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

Item 6 Exhibits and Reports on Form 8-K

A)       Exhibits:
         99.1 Certification by Anthony C. Weagley under Section 906 of the Sarbanes-Oxley Act of 2002.
         99.2 Certification by John J. Davis under Section 906 of the Sarbanes-Oxley Act of 2002.

B)       Reports on Form 8-K
         There were no reports on Form 8-K filed during the three months ended September 30, 2002


SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf, by the undersigned, thereunto duly authorized.

                                            CENTER BANCORP, INC.
DATE:       November 14, 2002               /s/ Anthony C. Weagley
                                            ----------------------
                                            Anthony C. Weagley, Treasurer
                                            (Chief Financial Officer)

                                  CERTIFICATION

I, John J. Davis, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Center Bancorp, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 14, 2002

/s/ John J. Davis
-----------------
Name: John J. Davis
Title: President and Chief Executive Officer of Center Bancorp, Inc.

                                  CERTIFICATION

I, Anthony C. Weagley, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Center Bancorp, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 14, 2002

/s/ Anthony C. Weagley
----------------------
Name: Anthony C. Weagley
Title: Treasurer and Chief Financial Officer of Center Bancorp, Inc.

                                  EXHIBIT INDEX

Exhibit

99.1 Certification of Anthony C. Weagley under Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Certification of John J. Davis under Section 906 of the Sarbanes-Oxley Act of 2002.