Form 10-K
period 2002-12-31
CENTER BANCORP INC
filed 2003-03-28
CIK 712771

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549
                                    FORM 10-K

(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2002.

__Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. for the transition period from ___ to ___.

                         Commission File Number 2-81353

                              CENTER BANCORP, INC.
               ---------------------------------------------------
             (exact name of registrant as specified in its charter)

NEW JERSEY                                               52-1273725
-------------------------------------------------------------------------------
(State or other jurisdiction of                         (IRS Employer
incorporation or organization)
identification No.)

                    2455 MORRIS AVENUE, UNION, NJ 07083-0007
-------------------------------------------------------------------------------
          (Address of Principal Executive Offices, Including Zip Code)

                                 (908) 688-9500
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                              Securities registered
                   pursuant to Section 12(b) of the Act: NONE

           Securities registered pursuant to Section 12(g) of the Act:
                           COMMON STOCK, NO PAR VALUE
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] or No[ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation 5-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to the Form 10-K.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes [X] No [ ]


"The aggregate market value of the voting common equity of the registrant held by non-affiliates (for this purpose, persons and entitles other then executive officers, directors, and 5% or more shareholders) of the registrant, as of the last business day of the registrant's most recently completed second fiscal quarter (June 30, 2002), was $ 79.4 million.

SHARES OUTSTANDING ON FEBRUARY 28, 2003
---------------------------------------
Common stock, no par value: 4,224,822 shares

DOCUMENTS INCORPORATED BY REFERENCE
-----------------------------------
Definitive proxy statement dated March 14, 2003 in connection with the 2003 Annual Stockholders Meeting filed with the Commission pursuant to Regulation 14A will be incorporated by reference in Part III

Annual Report to Stockholders for the fiscal year ended December 31, 2002 will be incorporated by reference in Part I and Part II

                               INDEX TO FORM 10-K
PART I

     ITEM 1    BUSINESS                                                      3

     ITEM 2    PROPERTIES                                                   14

     ITEM 3    LEGAL PROCEEDINGS                                            14

     ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS          14

     ITEM 4A  EXECUTIVE OFFICERS OF THE REGISTRANT                          15

PART II

     ITEM 5    MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
                 RELATED  STOCKHOLDER MATTERS                               16

     ITEM 6    SELECTED FINANCIAL DATA                                      16

     ITEM 7    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS                        16

     ITEM 7A  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                       MARKET RISK                                          16

     ITEM 8    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                  16

     ITEM 9    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                  ACCOUNTING AND FINANCIAL DISCLOSURE                       16

PART III

     ITEM 10   DIRECTORS OF THE REGISTRANT                                  17

     ITEM 11   EXECUTIVE COMPENSATION                                       17

     ITEM 12   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                  AND MANAGEMENT                                            17

     ITEM 13   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS               17

     ITEM 14   CONTROLS AND PROCEDURES                                      17

PART IV

     ITEM 15   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
                  REPORTS ON FORM 8-K                                      18-19



SIGNATURES                                                                 20

CERTIFICATIONS                                                             21

                               CENTER BANCORP INC.
                                    FORM 10 K

                                     PART I

ITEM I-BUSINESS
-------------------------------------------------------------------------------

A)  HISTORICAL DEVELOPMENT OF BUSINESS

Center Bancorp, Inc., a one-bank holding company, was incorporated in the state of New Jersey on November 12, 1982. Center Bancorp, Inc. commenced operations on May 1, 1983, upon the acquisition of all outstanding shares of The Union Center National Bank (the "Bank"). The holding company's sole activity, at this time, is to act as a holding company for the Bank and its subsidiaries. As used herein, the term "Corporation" shall refer to Center Bancorp, Inc. and its direct and indirect subsidiaries and the term "Parent Corporation" shall refer to Center Bancorp, Inc. on an unconsolidated basis.

The Bank was organized in 1923 under the law of the United States of America. The Bank operates five offices in Union Township, Union County, New Jersey, one office in Summit, Union County, New Jersey, one office in Springfield Township, Union County, New Jersey, one office in Berkeley Heights, Union County, New Jersey, one office in Madison, Morris County, New Jersey and two offices in Morristown, Morris County, New Jersey and currently employs 182 full-time equivalent persons. The Bank is a full service commercial bank offering a complete range of individual and commercial services.

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

On December 11, 2001, the Corporation completed an issuance of $10.0 million in floating rate Capital Trust Preferred Securities, through a pooled offering with First Tennessee Capital Markets. The securities are included as a component of Tier I capital for regulatory capital purposes. The Tier I Leverage capital ratio subsequently increased to 7.77 percent of total assets at December 31, 2001 and was 7.29 percent at December 31, 2002.

The Corporation's website address is WWW.CENTERBANCORP.COM. The Corporation makes available free of charge on or through its website the following: its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC.

During 2002, the Bank established two investment subsidiaries to hold portions of its securities portfolio and in January of 2003, established an insurance subsidiary for the sale of insurance and annuity products.


B) NARRATIVE DESCRIPTION OF BUSINESS

The Bank offers a broad range of lending, depository and related financial services including trust, to commercial, industrial and governmental customers. In 1999, the Bank obtained full trust powers, enabling it to offer a variety of trust services to its customers. In the lending area, the Bank's services include short and medium term loans, lines of credit, letters of credit, working capital loans, real estate construction loans and mortgage loans. In the depository area, the Bank offers demand deposits, savings accounts and time deposits. In addition, the Bank offers collection services, wire transfers, night depository and lock box services.

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

Under regulations adopted pursuant to these provisions, for an institution to be well capitalized it must have a total risk-based capital ratio of at least 10 percent, a Tier I risk-based capital ratio of at least 6 percent and a Tier I leverage ratio of at least 5 percent and not be subject to any specific capital order or directive. For an institution to be adequately capitalized, it must have a total risk-based capital ratio of at least 8 percent, a Tier I risk-based capital ratio of at least 4 percent and a Tier I leverage ratio of at least 4 percent (or in some cases 3 percent). Under the regulations, an institution will be deemed to be undercapitalized if the bank has a total risk-based capital ratio that is less than 8 percent, a Tier I risk-based capital ratio that is less than 4 percent or a Tier I leverage ratio of less than 4 percent (or in some cases 3 percent). An institution will be deemed to be significantly undercapitalized if the bank has a total risk-based capital ratio that is less than 6 percent, a Tier I risk-based capital ratio that is less than 3 percent, or a Tier I leverage ratio of less than 3 percent and will be deemed to be critically undercapitalized if it has a ratio of tangible equity to total assets that is equal to or less than 2 percent. An institution may be deemed to be in a lower capitalization category if it receives an unsatisfactory examination rating.

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


BIF PREMIUMS AND RECAPITALIZATION OF SAIF

The Corporation is a member of the Bank Insurance Fund ("BIF") of the FDIC. The FDIC also maintains another insurance fund, the Savings Association Insurance Fund ("SAIF"), which primarily covers savings and loan association deposits but also covers deposits that are acquired by a BIF-insured institution from a savings and loan association ("Oakar deposits"). The Corporation had approximately $618.3 million of deposits at December 31, 2002, with respect to which it pays SAIF FICO Assessments.

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

COMMUNITY REINVESTMENT

Under the Community Reinvestment Act ("CRA"), as implemented by OCC regulations, a national bank has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the OCC, in connection with its examination of a national bank; to assess the bank's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such association.

RECENT LEGISLATION

As part of the USA Patriot Act, signed into law on October 26, 2001, Congress adopted the International Money Laundering Abatement and Financial anti-Terrorism Act of 2001 (the "Terrorism Act"). The Terrorism Act authorizes the Secretary of the Treasury, in consultation with the heads of other government agencies, to adopt special measures applicable to financial institutions, such as banks, bank holding companies, broker-dealers and insurance companies. Among its other provisions, the Terrorism Act requires each financial institution: (i) to establish an anti-money laundering program; (ii) to establish due diligence policies, procedures and controls that are reasonably designed to detect and report instances of money laundering in United States private banking accounts and correspondent accounts maintained for non-United States persons or their representatives; and (iii) to avoid establishing, maintaining, administering, or managing correspondent accounts in the United States for, or on behalf of, a foreign shell bank that does not have a physical presence in any country. In addition, the Act expands the circumstances under which funds in a bank account may be forfeited and requires covered financial institutions to respond under certain circumstances to requests for information from federal banking agencies within 120 hours.

Treasury regulations implementing the due diligence requirements of the Terrorism Act have been adopted. Additional regulations were adopted during 2002 to implement minimum standards to verify customer identity, to encourage cooperation among financial institutions, federal banking agencies, and law enforcement authorities regarding possible money laundering or terrorist activities, to prohibit the anonymous use of "concentration accounts," and to require all covered financial institutions to have in place a Bank Secrecy Act compliance program.

On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002, or the SOA. The stated goals of the SOA are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws.

The SOA generally applies to all companies, both U.S. and non - U.S., that file or are required to file periodic reports with the Securities and Exchange Commission (the "SEC") under the Securities Exchange Act of 1934, or Exchange Act. Given the extensive SEC role in implementing rules relating to many of the SOA's new requirements, the final scope of many of these requirements remains to be determined.

The SOA includes very specific additional disclosure requirements and new corporate governance rules, requires the SEC and securities exchanges to adopt extensive additional disclosure, corporate governance and other related rules and mandates further studies of certain issues by the SEC. The SOA addresses, among other matters:

o        Audit committees for all reporting companies;
o Certification of financial statements by the chief executive officer and the chief financial officer;
o The forfeiture of bonuses or other incentive-based compensation and profits from the sale of an issuer's securities by directors and senior officers in the twelve month period following initial
         publication   of  any  financial   statements   that  later  require
         restatement;
o        A prohibition on insider trading during pension plan black out periods;
o        Disclosure of off- balance sheet transactions;
o        A prohibition on personal loans to directors and officers;
o        Expedited filing requirements for Forms 4's;
o Disclosure of a code of ethics and filing a Form 8-K for a change in or waiver of such code;
o        "Real time" filing of periodic reports;
o        The formation of a public accounting oversight board;
o        Auditor independence; and
o        Various increased criminal penalties for violations of securities laws.

PROPOSED LEGISLATION

From time to time proposals are made in the U.S. Congress and before various bank regulatory authorities, which would alter the policies of and place restrictions on different types of banking operations. It is impossible to predict the impact, if any, of potential legislative trends on the business of the Corporation and the Bank.

C) DIVIDEND RESTRICTIONS

Most of the revenue of the Corporation available for payment of dividends on its capital stock will result from amounts paid to the Parent Corporation by the Bank. There are a number of statutory and regulatory restrictions applicable to the payment of dividends by national banks and bank holding companies. First, the Bank must obtain the approval of the Comptroller of the Currency (the "Comptroller") if the total dividends declared by the Bank in any year will exceed the total of the Bank's net profits (as defined and interpreted by regulation) for that year and retained profits (as defined) for the preceding two years, less any required transfers to surplus. Second, the Bank cannot pay dividends unless, after the payment of such dividends, capital would be unimpaired and remaining surplus would equal 100% of capital. Third, the authority of federal regulators to monitor the levels of capital maintained by the Corporation and the Bank (see Item 7 of this Annual Report on Form 10-K and the discussion of FDICIA above), as well as the authority of such regulators to prohibit unsafe or unsound practices, could limit the amount of dividends which the Parent Corporation and the Bank may pay. Regulatory pressures to reclassify and charge-off loans to establish additional loan loss reserves also can have the effect of reducing current operating earnings and thus impacting an institution's ability to pay dividends. Regulatory authorities have indicated that bank holding companies which are experiencing high levels of non-performing loans and loan charge-offs should review their dividend policies. Reference is also made to Note 14 of the Notes to the Corporation's Consolidated Financial Statements included in the 2002 Annual Report incorporated herein by reference.

D) STATISTICAL INFORMATION

(Reference is also made to Exhibit 13.1 of this Annual Report on Form 10-K)

Information regarding interest sensitivity is incorporated by reference to pages 34 through 36 of the 2002 Annual Report to Shareholders (the 2002 Annual Report).

The market risk results and gap results noted on pages 34 through 36 of the 2002 Annual Report take into consideration repricing and maturities of assets and liabilities, but fail to consider the interest sensitivities of those asset and liability accounts. Management has prepared for its use an income simulation model to forecast future net interest income, in light of the current gap position. Management has also prepared for its use alternative scenarios to measure levels of net interest income associated with various changes in interest rates. Results have indicated that an interest rate increase of 200 basis points and a decline of 100 basis resulted in an impact on future net interest income, which is consistent with target levels contained in the Corporation's Asset/Liability Policy. Management cannot provide any assurances about the actual effect of changes in interest rates on the Corporation's net income.

Information regarding related party transactions is incorporated by reference to
Note 5 of the Notes to the Corporation's Consolidated Financial Statements included in the 2002 Annual Report incorporated herein by reference.

I. INVESTMENT PORTFOLIO

a) For information regarding the carrying value of the investment portfolio, see pages 52 and 53 of the 2002 Annual Report, which is incorporated herein by reference.

b) The following table illustrates the maturity distribution and weighted average yield on a tax-equivalent basis for investment securities at December 31, 2002, on a contractual maturity basis.



                                      Obligations of  US  obligations of  Others Securities
                                        Treasury &     States & Federal      Reserve &
                                        Government        Political       Federal Home Loan
(Dollars in Thousands)                   Agencies       Subdivisions          Bank Stock      Total
--------------------------------------------------------------------------------------------------------
Due in 1 year or less
Amortized Cost                              $1,400         $5,322           $63,398          $70,120
Market Value                                 1,414          5,482            63,443           70,339
Weighted Average Yield                     4.8170%        6.4260%           1.8000%          2.2128%
Due after one year through five years
Amortized Cost                             $23,283         $3,538           $35,086          $61,907
 Market Value                               23,523          3,780            36,858           64,161
Weighted Average Yield                     3.4660%        6.3298%          11.3130%          8.0769%
Due after five years through ten years
Amortized Cost                             $45,596         $7,848           $15,425          $68,869
Market Value                                46,457          8,179            16,192           70,828
Weighted Average Yield                     4.8050%        6.7439%           6.5840%          5.4244%
Due after ten years
Amortized Cost                            $248,745        $19,327           $59,073         $327,145
 Market Value                              250,326         19,826            60,889          331,041
Weighted Average Yield                     4.3144%        6.6623%           5.8012%          4.7217%
No Maturity
Amortized Cost                                  $0             $0            $6,269           $6,269
Market Value                                     0              0             6,269            6,269
Weighted Average Yield                     0.0000%        0.0000%           4.9630%          4.9630%
------------------------------------------------------------------------------------------------------
Total
Amortized Cost                            $319,024        $36,035          $179,251         $534,310
Market Value                              $321,720        $37,267          $183,651         $542,638
Weighted Average Yield                     4.3248%        6.6123%           5.5030%          4.8744%
------------------------------------------------------------------------------------------------------

c) Securities of a single issuer exceeding 10 percent of stockholders' equity amounted to $10.9 million with a market value of $11.2 million at December 31, 2002 and are listed in the table below:

                                      AGGREGATE
    (DOLLARS IN THOUSANDS)            BOOK  VALUE           MARKET VALUE
--------------------------------------------------------------------------------
ISSUER

Bear Stearns Inc.                   $   5,446                $  5,748
General Electric Capital                5,500                   5,500
--------------------------------------------------------------------------------
     Total                          $  10,946                $ 11,248
--------------------------------------------------------------------------------

The securities listed in the table above are rated investment grade by Moody's and/or Standard and Poors and conform to the Corporation's investment policy guidelines.

For  other  information   regarding  the  Corporation's   investment  securities
portfolio, see Pages 25, 36, 52 and 53 of the 2002 Annual Report.

II.  LOAN PORTFOLIO

The following table presents information regarding the components of the Corporation's loan portfolio on the dates indicated.


                                                                 YEARS ENDED DECEMBER 31
                                                                 -----------------------
 (Dollars in thousands)                        2002         2001         2000         1999         1998
--------------------------------------------------------------------------------------------------------
Commercial                                 $104,480      $89,722      $75,280      $61,861      $52,182
Real estate Residential-mortgage            119,674      116,335      117,762       99,801       91,189
Installment                                   4,897        5,179        5,907        7,669        7,060
--------------------------------------------------------------------------------------------------------
Total                                       229,051      211,236      198,949      169,331      150,431
Less:
Unearned discount                                 0            0            0          242          332
Allowance for loan losses                     2,498        2,191        1,655        1,423        1,326
--------------------------------------------------------------------------------------------------------
Net total                                  $226,553     $209,045     $197,294     $167,666     $148,773
========================================================================================================

Since 1998, demand for the Bank's commercial loan, commercial real estate and real estate mortgage products improved gradually. Business development and marketing programs coupled with positive market trends supported the growth in 1999, 2000, 2001 and 2002.

The maturities of commercial loans at December 31, 2002 are listed below.



                                                    AT DECEMBER 31, 2002, MATURING
                                 ---------------------------------------------------------------------
                                                     AFTER ONE YEAR
                                   IN ONE YEAR           THROUGH             AFTER
(Dollars in thousands)               Or Less           Five Years          Five Years       Total
------------------------------------------------------------------------------------------------------
Construction  loans                       $13,478                   $0               $0       $13,478
Commercial real estate loans                6,628               47,070            6,546        60,244
Commercial loans                           21,823                7,196            1,739        30,758
                                 ---------------------------------------------------------------------
Total                                      41,929               54,266            8,285       104,480
Loans with:
Fixed rates                                   746                5,049            5,502        11,297
Variable rates                             41,183               49,217            2,783        93,183
                                 ---------------------------------------------------------------------
Total                                     $41,929              $54,266           $8,285      $104,480
======================================================================================================

Lending is one of Center Bancorp's primary business activities. The Corporation's loan portfolio consists of both retail and commercial loans, serving the diverse customer base in its market area. In 2002, average total loans comprised 32.2 percent of average interest-earning assets. The Corporation has experienced a compound growth rate in average loans since 1999 of 8.77 percent. Average loans amounted to $222.8 million in 2002 compared with $206.0 million in 2001 and $185.8 million in 2000. The composition of Center Bancorp's loan portfolio continues to change due to the local economy. Factors such as the economic climate, interest rates, real estate values and employment all contribute to these changes. Loan growth has been generated through business development efforts and entry, through branching, into new markets.

Average commercial loans increased approximately $9.3 million or 29.2 percent in 2002 as compared with 2001. The Corporation seeks to create growth in commercial lending by offering customized products, by utilizing competitive pricing and by capitalizing on the positive trends in its market area. Specialized products are offered to meet the financial requirements of the Corporation's clients. It is the objective of the Corporation's credit policies to diversify the commercial loan portfolio to limit concentrations in any single industry.

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

Average mortgage loans, which amounted to $149.0 million in 2002, increased $12.2 million or 9.0 percent as compared with average mortgage loans of $136.8 million in 2001 (which reflected a 23.7 percent increase over 2000). The Corporation's long-term mortgage portfolio includes both residential and commercial financing. Growth during the past two years largely reflected brisk activity in mortgage financing. Although a portion of the Corporation's commercial mortgages adjust to changes in the prime rate, as well as indices tied to 5 year Treasury Notes, and the Federal Home Loan Bank of New York 5-year advance rate, most of these loans and residential mortgage loans have fixed interest rates.

Residential loans increased steadily in 1998 and in 1999. During 2000 growth increased as rates stabilized and borrower activity remained strong. During 2001 and 2002 growth was affected by refinancing activity, competition among lenders and falling interest rates throughout 2001 and during the second half of 2002.

Average construction loans and other temporary mortgage financing increased from 2001 to 2002 by $2,779,000 to $10,941,000. Such loans increased by $3,938,000 from 2000 to 2001. The change in construction and other temporary mortgage lending has been generated by the market activity of the Corporation's customers engaging in residential and commercial development throughout New Jersey. Interest rates on such mortgages are generally tied to key short-term market interest rates. Funds are typically advanced to the builder or developer during various stages of construction and upon completion of the project it is contemplated that the loans will be repaid by cash flows derived from the ongoing project.

Loans to individuals include personal loans, student loans, and home improvement loans, as well as financing for automobiles and other vehicles. Such loans averaged $4.9 million in 2002, as compared with $5.2 million in 2001 and $5.9 million in 2000. The decrease in loans to individuals during 2002 was due to decreases in personal loans, and declines in automobile loans, as a result of aggressive marketing campaigns by automobile manufacturers.

Home equity loans, as well as traditional secondary mortgage loans, have become popular with consumers due to their tax advantages over other forms of consumer borrowing. Home equity loans and secondary mortgages averaged $31.1 million in 2002, a decrease of $3.4 million or 10.0 percent as compared with average home equity loans of $34.5 million in 2001. Interest rates on floating rate home equity loans are generally tied to the prime rate while most other loans to individuals, including fixed rate home equity loans, are medium-term (ranging between one-to-five years) and carry fixed interest rates. The decrease in home equity loans outstanding during 2002 was attributable to the lower interest environment, which resulted in refinancing activity.

At December 31, 2002, the Corporation had total lending commitments outstanding of $42.3 million, of which approximately 27.3 percent were for commercial loans, commercial real estate and construction loans.

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

A Problem Asset Report is prepared monthly and is examined by both the senior management of the Bank and the Corporation's Board of Directors. This review is designed to enable management to take such actions as are considered necessary to identify and remedy problems on a timely basis.

The Bank's internal loan review process is complimented by an independent loan review conducted on an annual basis, under the mandate and approval of the Corporation's Board of Directors. In addition, regularly scheduled audits performed by the Bank's internal audit function further ensure the integrity of the credit and risk monitoring systems currently in place.

RISK ELEMENTS. Risk elements include non-performing loans, loans past due ninety days or more as to interest or principal payments but not placed on a non-accrual status, potential problem loans, other real estate owned, net, and other non-performing interest-earning assets.

NON-PERFORMING AND PAST DUE LOANS, OREO. Non-performing loans include non-accrual loans and troubled debt restructuring. Non-accrual loans represent loans on which interest accruals have been suspended. It is the Corporation's general policy to consider the charge-off of loans when they become contractually past due ninety days or more as to interest or principal payments or when other internal or external factors indicate that collection of principal or interest is doubtful. Troubled debt restructurings represent loans on which a concession was granted to a borrower, such as a reduction in interest rate, which is lower than the current market rate for new debt with similar risks. At December 31, 2002 and 2001, the Corporation did not have any other real estate owned (OREO), while at December 31, 2000 OREO consisted of a two family residential property with a carrying value of $49,000.

Loans accounted for on a non-accrual basis at December 31, 2002, 2001, 2000, 1999, and 1998 are as follows:


 (Dollars in thousands)                                             2002      2001     2000      1999    1998
---------------------------------------------------------------------------------------------------------------
Mortgage Real Estate                                                 $0        $0      $246      $269    $38
Commercial                                                           $0       $84       $0        $0      $0
Installment                                                         $229      $25       $0       $23      $3
---------------------------------------------------------------------------------------------------------------
Total non-accrual loans                                             $229      $109     $246      $292    $41
---------------------------------------------------------------------------------------------------------------


Accruing loans which are contractually  past due 90 days or more as to principal or interest payments are as follows:
                                                                                       DECEMBER 31
                                                                                       -----------
 (Dollars in thousands)                                             2002      2001     2000      1999    1998
---------------------------------------------------------------------------------------------------------------
Commercial                                                           $0        $0       $0        $0      $0
Installment                                                          $0        8         2        0       24
---------------------------------------------------------------------------------------------------------------
Total                                                                $0        $8       $2        $0     $24
---------------------------------------------------------------------------------------------------------------

There were no loans, which are "troubled debt restructurings" as of the last day of each of the last five years.

In general, it is the policy of management to consider the charge-off of loans at the point that they become past due in excess of 90 days, with the exception of loans that are secured by cash or marketable securities or mortgage loans, which are in the process of foreclosure.

There  were  no  other  known  "potential  problem  loans"  (as  defined  by SEC regulations) as of December 31, 2002 that have not been identified and classified. Such loans, consisting of other assets especially mentioned and substandard loans, amounted to $158,000 and $175,000, respectively, at December 31, 2002. At December 31, 2001 these loans amounted to $215,000 and $1,882,000 respectively. The Corporation has no foreign loans.

As of December 31, 2002, $15.3 million of the commercial loan portfolio or 32.3 percent of $47.4 million, represented outstanding working capital loans to various real estate developers. All $15.3 million of these loans are secured by mortgages on land and on buildings under construction.

III. ALLOWANCE FOR LOAN LOSSES

Implicit  in  the  lending  function  is the  fact  that  loan  losses  will  be experienced and that the risk of loss will vary with the type of loan being made, the creditworthiness of the borrower and prevailing economic conditions. The allowance for loan losses has been allocated below according to the estimated amount deemed to be reasonably necessary to provide for the possibility of losses being incurred within the following categories of loans at December 31, for each of the past five years. The table below shows, for three types of loans, the amounts of the allowance allocable to such loans and the percentage of such loans to total loans. The percentage of loans to total loans is based upon the classification of loans shown on page 9 of this report.

                           COMMERCIAL         REAL ESTATE MORTGAGE        INSTALLMENT       UNALLOCATED
                           -----------        --------------------        ------------      -----------
                                  Loans to               Loans to                Loans to
                      Amount    Total Loans    Amount   Total Loans    Amount  Total Loans     Amount
(Dollars in thousands)               %                       %                     %                      Total
-----------------------------------------------------------------------------------------------------------------
        2002          $1,846        45.8        $494       52.3        $46         1.9          $112     $2,498
        2001           $877         42.5        $876       55.1        $297        2.4          $141     $2,191
        2000           $530         37.8        $894       59.2        $191        3.0           $40     $1,655
        1999           $718         36.6        $492       58.9        $155        4.5           $58     $1,423
        1998           $553         34.7        $330       60.6        $66         4.7          $377     $1,326


Information regarding charge-offs and recoveries is incorporated by reference to page 28 of the 2002 Annual Report.

IV. DEPOSITS

Information regarding average amounts/rates of deposits is incorporated by reference to pages 36 and 41 of the 2002 Annual Report. Information regarding the amount of time certificates of deposit of $100,000 or more is presented on pages 36 and 37 of the 2002 Annual Report.

V. RETURN ON EQUITY AND ASSETS

Information regarding the return on average assets, return on average equity, the equity to assets ratio and dividend payout ratio is incorporated by reference to pages 1 and 19 of the 2002 Annual Report. Return on average assets was 1.07 percent, 0.99 percent and 0.94 percent for the years ended December 31, 2002, 2001, and 2000, respectively. The dividend payout ratio was 34.3 percent,
38.9 percent, and 45.3 percent for the years ended December 31, 2002, 2001, and 2000, respectively. Return on tangible average shareholders equity was 17.3 percent in 2002, compared with 14.9 percent in 2001, and 14.4 percent for 2000.

VI. SHORT-TERM BORROWINGS

Information regarding the amount outstanding of short-term borrowings is incorporated by reference to pages 36 and 37 of the 2002 Annual Report.

ITEM 2-PROPERTIES
--------------------------------------------------------------------------------
The Bank's operations are located at five sites in Union Township, one in Springfield Township, one in Berkeley Heights, one in Vauxhall and one in Summit, Union County, New Jersey. The Bank also has one site in Madison, and two sites in Morristown, Morris County, New Jersey. The principal office is located at 2455 Morris Avenue, Union, Union County, New Jersey. The principal office is a two story building constructed in 1993.

Six of the locations are owned by the Bank and six of the locations are leased by the Bank. The lease of the Five Points Branch located at 356 Chestnut Street, Union, New Jersey expires November 30, 2007 and is subject to renewal at the Bank's option. The lease of the Career Center Branch located in Union High
School expired March 30, 2002 and is subject to renewal at the Bank's option. The lease the Bank is currently negotiating with the Township Board of Education for the renewal of the lease. The lease of the Madison office located at 300 Main Street, Madison, New Jersey expires June 6, 2005 and is subject to renewal at the Bank's option. The lease of the Millburn Mall Branch located at 2933 Vauxhall Road, Vauxhall, New Jersey expires January 31, 2013 and is subject to renewal at the Bank's option. The lease of the Morristown office located at 86 South Street, Suite 2A, Morristown, New Jersey expires February 28, 2008 and is subject to renewal at the Bank's option. The lease of the Summit branch located at 392 Springfield Avenue, Summit, New Jersey expires March 31, 2009 and is subject to renewal at the Bank's option. (See page 66 of the 2002 Annual Report for a complete listing of all branches and locations. The Drive In/Walk Up located at 2022 Stowe Street, Union, New Jersey is adjacent to a part of the Main Office facility.) The Bank has one off-site ATM at Union Hospital, 100 Galloping Hill Road, Union, New Jersey.


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

ITEM 4-SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
--------------------------------------------------------------------------------
The Corporation had no matter submitted to a vote of security holders during the fourth quarter of 2002.

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


NAME AND AGE             OFFICER SINCE                   BUSINESS EXPERIENCE

John J.  Davis           1982 the Parent Corporation     President & Chief Executive Officer
Age - 60                 1977 the Bank                   of the Parent Corporation and the Bank

Anthony C.  Weagley      1996 the Parent Corporation     Vice President & Treasurer of the Parent Corporation
Age - 41                 1985 the Bank                   Senior Vice President & Cashier (1996-Present),
                                                         Vice President & Cashier (1991 - 1996) and
                                                         Assistant Vice President (1991-1997) of the Bank

Donald Bennetti          1996 the Parent Corporation:    Vice President of the Parent Corporation
Age - 59                 1990 the Bank                   Senior Vice President (1997-Present)
                           Vice President (1993-1997)
                                                         Assistant Vice President (1992-1993) and
                                                         Assistant Cashier (1990-1992) of the Bank

John F. McGowan          1998 the Parent Corporation     Vice President of the Parent Corporation
Age -56                  1996 the Bank                   Senior Vice President (1998-Present) and
                                                         Vice President (1996-1998) of  the Bank

Lori A. Wunder           1998 the Parent Corporation     Vice President of the Parent Corporation
Age - 39                 1995 the Bank                   Senior Vice President  (1998-Present)
                           Vice President (1997-1998)
                                                         Assistant Vice President (1996-1997) and
                                                         Assistant Cashier (1995-1996) of the Bank

Julie D'Aloia            1999 the Parent Corporation     Vice President & Secretary (Present)
Age - 41                                                 Corporate Secretary (1998-2000) of the Corporation
                         1998 the Bank                   Senior Vice President & Secretary (2001)
                                                         Assistant-To-The-President of the Bank &
                                                         Corporate Secretary(1995-1998) of the Bank

William A. Arnold        2000 the Parent Corporation     Vice President of the Parent Corporation
Age - 51                 2000 the Bank                   Senior Vice President & Senior Loan Officer (2000-Present)
                             Metropolitan State bank
                                                         Executive V. P. and Senior Company Officer (1996-2000)

Mark S. Cardone          2001 the Parent Corporation     Vice President of the Parent Corporation
Age - 39                 2001 the Bank                   Senior Vice President & Branch  Administrator
                                (2001 - Present)
                                                         Vice President Fleet Bank (1996-2001)


                                     PART II

ITEM 5-   MARKET INFORMATION FOR THE REGISTRANT'S STOCK AND RELATED
          STOCKHOLDER MATTERS
--------------------------------------------------------------------------------
The information required by Item 5 of Form 10-K appears on pages 38 and 39 of the 2002 Annual Report to shareholders (the " 2002 Annual Report") and is incorporated herein by reference. As of December 31, 2002 there were 542 holders of record of the Parent Corporation's Common Stock.


ITEM 6-   SELECTED FINANCIAL DATA
--------------------------------------------------------------------------------
The information required by Item 6 of Form 10-K appears on pages 1 and 19 of the 2002 Annual Report and is incorporated herein by reference.


ITEM 7- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

The information required by Item 7 of Form 10-K appears on pages 20 through 40 of the 2002 Annual Report and is incorporated herein by reference.

ITEM 7A-  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------------------------------------------------------------------------------
The information required by Item 7A of Form 10-K appears on pages 34 through 37 of the 2002 Annual Report and is incorporated herein by reference.

ITEM 8-   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
--------------------------------------------------------------------------------
The information required by Item 8 of Form 10-K appears on pages 42 through 64 of the 2002 Annual Report and is incorporated herein by reference.

ITEM 9-   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURES
--------------------------------------------------------------------------------
None

                                    PART III

ITEM 10-   DIRECTORS OF THE REGISTRANT
--------------------------------------------------------------------------------
The Corporation responds to this item by incorporating herein by reference the material responsive to such item in the Corporation's definitive proxy statement for its 2003 Annual Meeting of Stockholders.

ITEM 11-   EXECUTIVE COMPENSATION
--------------------------------------------------------------------------------
The Corporation responds to this item by incorporating herein by reference the material responsive to such item in the Corporation's definitive proxy statement for its 2003 Annual Meeting of Stockholders.

ITEM 12-   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
--------------------------------------------------------------------------------
The Corporation responds to this item by incorporating herein by reference the material responsive to such item in the Corporation's definitive proxy statement for its 2003 Annual Meeting of Stockholders.

ITEM 13-   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------------------------------
The Corporation responds to this item by incorporating herein by reference the material responsive to such item in the Corporation's definitive proxy statement for its 2003 Annual Meeting of Stockholders.


ITEM 14 - CONTROLS AND PROCEDURES
--------------------------------------------------------------------------------
Within the 90 days prior to the date of this report, the Corporation carried out an evaluation, under the supervision and with the participation of the Corporation's management, including the Corporation's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-14. Based upon the evaluation, the Corporation's Chief Executive Officer and Chief Financial Officer concluded that the Corporation's disclosure controls and procedures are effective in timely alerting them to material information relating to the Corporation (including its consolidated subsidiaries) required to be included in the Corporation's periodic SEC filings. There have been no significant changes in the Corporation's internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                     PART IV

ITEM 15-EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8 -K
--------------------------------------------------------------------------------
                                                     Pages in 2002 Annual Report

Consolidated Statements of Condition at December 31, 2002, and 2001                            42

Consolidated Statements of Income for the years ended
  December 31, 2002, 2001 and 2000                                                             43

Consolidated Statements of Changes in Stockholders' Equity for the years ended
December 31, 2002, 2001 and 2000                                                               44

Consolidated Statements of Cash Flows for the years ended
December 31, 2002, 2001 and 2000                                                               45

Notes to Consolidated Financial Statements                                                46 - 64

Independent Auditors' Report                                                                   65


A2.  Financial Statement Schedules

All Schedules have been omitted as inapplicable, or not required, or because the required information is included in the Consolidated Financial Statements or the notes thereto.

A3.  Exhibits

   3.1 Certificate of Incorporation of the Registrant is incorporated by reference to exhibit 3.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.

   3.2 By- Laws of the Registrant is incorporated by reference to exhibit 3.2 to the Registrant's Annual Report on Form 10K for the year ended December 31, 1998.

   10.1 Employment agreement between the Registrant and Donald Bennetti, dated January 1, 1996, is incorporated by reference to exhibit 10.1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995.

   10.2 Employment agreement between the Registrant and John J. Davis is incorporated by reference to exhibit 10.2 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995

   10.3 The Registrant's Employee Stock Option Plan is incorporated by reference to exhibit 10.3 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993

   10.4 The Registrant's Outside Director Stock Option Plan is incorporated by reference to exhibit 10.4 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993

   10.5 Supplemental Executive Retirement Plans ("SERPS") are incorporated by reference to exhibit 10.5 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994

   10.6 Executive Split Dollar Life Insurance Plan is incorporated by reference to exhibit 10.5 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994

   10.7 Employment agreement between the Registrant and Anthony C. Weagley, dated as of January 1, 1996 is incorporated by reference to exhibit 10.7 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995

   10.8 Employment agreement between the Registrant and Lori A. Wunder, dated as of January 1, 1999 is incorporated by reference to exhibit 10.8 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001.

   10.9 Employment agreement between the Registrant and William E. Arnold, dated as of January 1, 2002 is incorporated by reference to exhibit 10.9 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001.

   10.10  Directors'  Retirement  Plan is  incorporated  by reference to exhibit
   10.10 to the Registrant's Annual Report on Form 10K for the year ended December 31, 1998.

   10.11 Center Bancorp, Inc. 1999 Stock Incentive Plan is incorporated by reference to exhibit 10.11 to the Registrant's Annual Report on Form 10K for the year ended December 31, 1999.

   10.12 Indenture between Registrant and State Street Bank and Trust Company as debenture trustee for floating rate junior subordinated deferrable interest debentures due 2031, is incorporated by reference to exhibit 10.13 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001.

   10.13 Registrants amended and restated declaration of Trust of Center Bancorp Statutory Trust 1, dated December 18, 2001 is incorporated by reference to
   Exhibit 10.13 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001.

   10.14 Guarantee agreement by Registrant and between Center Bancorp, Inc. and State Street Bank and Trust Company of Connecticut, National Association, dated as of December 18, 2001 is incorporated by reference to Exhibit 10.15 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001.

   11.1 Statement regarding computation of per share earnings is omitted because the computation can be clearly determined from the material incorporated by reference in this Report.

   13.1 Registrant's Annual Report to Shareholders for the year ended December 31, 2002 (parts not incorporated by reference are furnished for information purposes only and are not to be deemed to be filed herewith.)

   21.1 Subsidiaries of the Registrant

   23.1 Consent of KPMG LLP

   99.1 Certificate of the Chief Executive Officer pursuant to Section 906 of the Sarbanes - Oxley Act of 2002

   99.2 Certificate of the Chief Financial Officer pursuant to Section 906 of the Sarbanes - Oxley Act of 2002


B. Reports on Form 8-K

There were no reports on Form 8-K filed by the Registrant during the fourth quarter of 2002.

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

Dated March 26, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, in the capacities described below and on the date indicated above:



/S/ ALEXANDER BOL                                                 /S/ HUGO BARTH, III
------------------------------------                              -------------------------------------
Alexander A. Bol                                                  Hugo Barth, III
Director and Chairman of the BoardDirector



/S/ ROBERT L. BISCHOFF                                            /S/ BRENDA CURTIS
------------------------------------                              -------------------------------------
Robert L. Bischoff                                                Brenda Curtis
Director                                                          Director



/S/ JOHN J. DAVIS
------------------------------------
John J. Davis                                                     /S/ DONALD G. KEIN
                                                                  -------------------------------------
President and Chief Executive Officer                             Donald G. Kein
and Director                                                      Director



                                                                  S/ HERBERT SCHILLER
------------------------------------                              -------------------------------------
James J. Kennedy                                                  Herbert Schiller
Director                                                          Director


/S/ PAUL LOMAKIN, JR.                                             /S/ NORMAN F. SCHROEDER
------------------------------------                              -------------------------------------
Paul Lomakin, Jr.                                                 Norman F. Schroeder
Director                                                          Director


/S/ WILLIAM THOMPSON                                              /S/ ANTHONY C. WEAGLEY
------------------------------------                              -------------------------------------
William Thompson                                                  Anthony C. Weagley
Director                                                          Vice President & Treasurer (Chief
Officer)                                                          Accounting and Financial


-----------------------------
Eugene V. Malinowski
Director




                                  CERTIFICATION

I, JOHN J. DAVIS, CERTIFY THAT:


1. I have reviewed this annual report on Form 10-K of Center Bancorp, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c)  presented  in  this  annual  report  our   conclusions   about  the
         effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) and any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 26, 2003




/S/ JOHN J. DAVIS
-------------------------------------
JOHN J. DAVIS
PRESIDENT AND CHIEF EXECUTIVE OFFICER
CENTER BANCORP, INC.

                                  CERTIFICATION




I, ANTHONY C. WEAGLEY, CERTIFY THAT:


1. I have reviewed this annual report on Form 10-K of Center Bancorp, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report(the "Evaluation Date"); and

         c)  presented  in  this  annual  report  our   conclusions   about  the
         effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) and any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 26, 2003



/S/ ANTHONY C. WEAGLEY
----------------------------------------
ANTHONY C. WEAGLEY
VICE PRESIDENT AND TREASURER
(CHIEF ACCOUNTING AND FINANCIAL OFFICER)
CENTER BANCORP, INC