Form 10-Q
period 2003-03-31
CENTER BANCORP INC
filed 2003-05-13
CIK 712771

                 UNITED STATES SECURITIES & EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


          |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2003

                                       Or

          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the Transition Period From __________to___________

                         COMMISSION FILE NUMBER 2-81353


                              CENTER BANCORP, INC.
      ---------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             NEW JERSEY                                  52-1273725
------------------------------------------------------------------------------
  (State or other jurisdiction of                     (I.R.S. Employer
  Incorporation or organization)                      Identification No.)


    2455 MORRIS AVENUE, UNION, NEW JERSEY                  07083
-------------------------------------------------------------------------------
  (Address of principal executives offices)              (Zip Code)

                                 (908) 688-9500
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  Yes|X|                             No|_|

         COMMON STOCK, NO PAR VALUE:                         8,459,520 SHARES
-------------------------------------------------------------------------------
         (Title   of  Class)                (Outstanding  at April 30, 2003 as
     restated to reflect the 2-for-1common stock split declared April 15, 2003, payable June 2, 2003 to common stockholder of record May 19, 2003.)

                              CENTER BANCORP, INC.


                               INDEX TO FORM 10-Q

PART I.  FINANCIAL INFORMATION                                                                  PAGE

         ITEM 1.  FINANCIAL STATEMENTS
                  Consolidated Statements of Condition
                  at March 31, 2003 (Unaudited) and December 31, 2002                            4

                  Consolidated Statements of Income for the
                  three -months ended March 31, 2003 and 2002                                    5
                  (Unaudited)

                  Consolidated Statements of Cash Flows for the
                  three-months ended March 31, 2003 and 2002                                     6
                  (Unaudited)

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS                                  10-22

         ITEM 3.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT                                 23
                  MARKET RISKS

         ITEM 4.  CONTROLS AND PROCEDURES                                                        23


PART II.          OTHER INFORMATION

         ITEM 1.  LEGAL PROCEEDINGS                                                              23

         ITEM 2.  CHANGES IN SECURITIES                                                          23

         ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                                23

         ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF
                           SECURITY HOLDERS                                                      24

         ITEM 5.  OTHER INFORMATION

         ITEM 6.  EXHIBITS AND REPORTS ON FORM  8-K                                              24

                            Signatures                                                           25

                            Management Certifications                                            26-30

                          PART I- FINANCIAL INFORMATION

The following unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and accordingly do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, in the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2003. The Center Bancorp Inc., 2002 annual report on form 10-K should be read in conjunction with these statements.


CENTER BANCORP, INC.
ITEM 1 - FINANCIAL STATEMENTS
CONSOLIDATED STATEMENTS OF CONDITION                                   MARCH 31,        DECEMBER 31,
  (DOLLARS IN THOUSANDS)                                                 2003               2002
------------------------------------------------------------------------------------------------------------
                                                                      (UNAUDITED)
ASSETS:
Cash and due from banks                                                $ 26,725       $    23,220
Federal funds sold                                                            -                 0
------------------------------------------------------------------------------------------------------------
   Total cash and cash equivalents                                       26,725            23,220
Investment securities held to maturity (approximate
   market value of $230,027 in 2003 and $219,921 in 2002)               225,023           214,902
Investment securities available-for-sale                                346,040           322,717
------------------------------------------------------------------------------------------------------------
TOTAL INVESTMENT SECURITIES                                             571,063           537,619
------------------------------------------------------------------------------------------------------------
Loans, net of unearned income                                           243,530           229,051
Less - Allowance for loan losses                                          2,581             2,498
------------------------------------------------------------------------------------------------------------
NET LOANS                                                               240,949           226,553
------------------------------------------------------------------------------------------------------------
Premises and equipment, net                                              13,190            12,976
Accrued interest receivable                                               4,913             4,439
Bank owned separate account life insurance                               14,323            14,143
Other assets                                                              2,657             2,395
Goodwill                                                                  2,091             2,091
------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                            875,911           823,436
------------------------------------------------------------------------------------------------------------
LIABILITIES
Deposits:
Non-interest bearing                                                  $ 119,920        $  116,984
Interest bearing:
Certificates of deposit $100,000 and over                                46,092            33,396
Savings and  time deposits                                              414,084           465,971
------------------------------------------------------------------------------------------------------------
TOTAL DEPOSITS                                                          580,096           616,351
Federal funds purchased and securities sold under
   agreements to repurchase                                              92,294            75,431
Federal Home Loan Bank advances                                         135,000           65,000
Corporation - obligated mandatorily redeemable trust preferred securities of subsidiary trust holding solely junior subordinated
debentures of the Corporation                                            10,000            10,000
Accounts payable and accrued liabilities                                  6,105             5,600
------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                       823,495           772,382
------------------------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY:
Preferred Stock, No Par value, Authorized 5,000,000 Shares; None Issued       0                 0
Common stock, no par value:
Authorized 20,000,000 shares; issued  9,507,402 and
   9,499,114 shares in 2003 and 2002, respectively                       19,089            18,984
Additional paid in capital                                                4,597             4,562
Retained earnings                                                        30,832            29,863

Treasury stock at cost (1,053,670 and 1,078,404 Shares in 2003
    and 2002, respectively)                                              (4,156)           (4,254)
Restricted stock                                                            (28)             (285)
Accumulated other comprehensive income                                    2,082             2,184
------------------------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                                               52,416            51,054
------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $ 875,911       $  823,436
------------------------------------------------------------------------------------------------------------

All common share and per common share amounts have been restated to reflect the 2- for-1 common stock split declared April 15, 2003, payable June 2, 2003 to common stockholders of record May 19, 2003.

      SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

CENTER BANCORP, INC
Consolidated Statements of Income
(unaudited)

                                                                                  Three Months Ended
(Dollars in thousands)                                                                 March 31,
-------------------------------------------------------------------------------------------------------
                                                                                  2003          2002
Interest income:
Interest and fees on loans                                                      $ 3,586        $ 3,673
Interest and dividends on investment securities:
Taxable interest income                                                           5,545          6,552
Nontaxable interest income                                                          307            151
Interest on Federal funds sold and securities
purchased under agreement to resell                                                   -              2
-------------------------------------------------------------------------------------------------------
TOTAL INTEREST INCOME                                                           $ 9,438       $ 10,378
-------------------------------------------------------------------------------------------------------

Interest expense:
Interest on certificates of deposit $100,000 or more                                152            174
Interest  on savings and time deposits                                            1,797          2,191
Interest on borrowings                                                            1,286          1,312
-------------------------------------------------------------------------------------------------------
Total interest expense                                                            3,235          3,677
Net interest income                                                               6,203          6,701
Provision for loan losses                                                            80             90
Net interest income after provision for loan losses                               6,123          6,611
-------------------------------------------------------------------------------------------------------
Other income:
Service charges, commissions and fees                                               417            379
Other income                                                                        111             70
BOLI                                                                                180            180
Gain on securities sold                                                             231            186
-------------------------------------------------------------------------------------------------------
TOTAL OTHER INCOME                                                                $ 939          $ 815
-------------------------------------------------------------------------------------------------------
Other expense:
  Salaries and employee benefits                                                  2,651          2,300
  Occupancy expense, net                                                            528            456
  Premises and equipment expense                                                    447            389
  Stationery and printing expense                                                   174            156
  Marketing and advertising                                                         177            193
  Other expenses                                                                    756            961
-------------------------------------------------------------------------------------------------------
TOTAL OTHER EXPENSE                                                             $ 4,733        $ 4,455
-------------------------------------------------------------------------------------------------------
   Income before income tax expense                                               2,329          2,971
   Income tax expense                                                               643            936
-------------------------------------------------------------------------------------------------------
NET INCOME                                                                      $ 1,686        $ 2,035
-------------------------------------------------------------------------------------------------------
Earnings per share
Basic                                                                            $ 0.20         $ 0.24
Diluted                                                                          $ 0.20         $ 0.24
-------------------------------------------------------------------------------------------------------
Average weighted common shares outstanding
Basic                                                                         8,440,622      8,346,330
Diluted                                                                       8,529,786      8,415,460
-------------------------------------------------------------------------------------------------------

All common share and per common share amounts have been adjusted to reflect the 2-for-1 common split declared April 15, 2003 and payable June 2, 2003 to common stockholders of record May 19, 2003.

           See Accompanying Notes To Consolidated Financial Statements

CENTER BANCORP, INC.
Consolidated Statements of Cash Flows
(Unaudited)

                                                                                           Three Months Ended
                                                                                                March 31,
(Dollars in thousands)                                                                      2003          2002
-----------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                                           $    1,686      $    2,035
 Adjustments to reconcile net income to net cash
   provided by operating activities:
 Depreciation and amortization                                                               442             414
 Provision for loan losses                                                                    80              90
 Gain on sales of investment securities available-for-sale                                  (231)           (186)
 Increase in accrued interest receivable                                                    (474)           (723)
 Increase in other assets                                                                   (262)           (641)
 Increase in cash surrender vlaue of BOLI                                                   (180)           (181)
 Increase in other liabiities                                                                505             567
 Amortization of premium and accretion of
   discount on investment securities, net                                                  1,386             285
-----------------------------------------------------------------------------------------------------------------
 Net cash provided by operating activities                                            $    2,952      $    1,660
-----------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of securities available-for-sale                             $   75,704      $   48,592
Proceeds from maturities of securities held-to-maturity                                   53,330          24,519
Proceeds from sales of investment securities available-for-sale                           52,667          13,348
Purchase of securities available-for-sale                                               (148,894)        (61,744)
Purchase of securities held-to-maturity                                                  (63,824)        (51,979)
Purchase of FRB and FHLB stock, net                                                       (3,685)         (1,680)
Net increase in loans                                                                    (14,476)         (5,332)
Property and equipment expenditures, net                                                    (656)         (1,256)
-----------------------------------------------------------------------------------------------------------------
 NET CASH (USED IN) INVESTING ACTIVITIES                                                 (49,834)        (35,532)
-----------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net (decrease) increase in deposits                                                    (36,255)         40,707
  Dividends paid                                                                            (716)           (596)
  Proceeds from issuance of common stock                                                     495             471
  Net increase (decrease) in borrowings                                                   86,863         (11,079)
-----------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                                 50,387          29,503
-----------------------------------------------------------------------------------------------------------------
NET INCREASE (DECREASE)  IN CASH AND CASH EQUIVALENTS                                      3,505          (4,369)
-----------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at beginning of period                                          23,220          29,668
Cash and cash equivalents at end of period                                            $   26,725      $   25,299
-----------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Interest paid on deposits and short-term borrowings:                                $    3,017      $    3,671
  Income taxes                                                                        $       (3)     $      877


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO CONSOLIDTED FINANCIAL STATEMENTS

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements of Center Bancorp, Inc. (the Corporation) are prepared on the accrual basis and include the accounts of the Corporation and its wholly owned subsidiaries, Union Center National Bank (the Bank) and Center Bancorp Statutory Trust I. All significant inter-company accounts and transactions have been eliminated from the accompanying consolidated financial statements.

BUSINESS

The Bank provides a full range of banking services to individual and corporate customers through branch locations in Union and Morris Counties, New Jersey. The Bank is subject to competition from other financial institutions, is subject to the regulations of certain federal and state agencies and undergoes periodic examinations by those regulatory authorities.

BASIS OF FINANCIAL STATEMENT PRESENTATION

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statement of condition and revenues and expenses for the reported period. Actual results could differ significantly from those estimates.


NOTE 2:
RECENT ACCOUNTING PRONOUNCEMENTS

SFAS NO. 145

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. The Statement was issued to eliminate an inconsistency in the required accounting for sale-leaseback transactions and certain lease modifications that were similar to sale-leaseback transactions and to rescind FASB Statement No. 44, Accounting for Intangible Assets of Motor Carriers, as well as amending other existing authoritative pronouncements to make various technical corrections.

SFAS No. 145 also rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishments of Debt and SFAS No. 64, Extinguishments of Debt Made to Satisfy Sinking Fund Requirements. Under SFAS No. 4, as amended by SFAS No. 64, gains and losses from the extinguishment of debt were required to be classified as an extraordinary item, if material. Under SFAS No. 145, gains or losses from the extinguishment of debt are to be classified as a component of operating income, rather than an extraordinary item. SFAS No. 145 is effective for fiscal years beginning after May 16, 2002, with early adoption of the provisions related to the rescission of SFAS No. 4 encouraged. Upon adoption, companies must reclassify prior period amounts previously classified as an extraordinary item. The initial adoption of SFAS 145 did not have a significant impact on the Corporation's consolidated financial statements.

SFAS NO. 146

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The Statement is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.

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

Statement No. 147 clarifies that a branch acquisition that meets the definition of a business should be accounted for as a business combination, otherwise the transaction should be accounted for as an acquisition of net assets that does not result in the recognition of goodwill. The provisions of Statement No. 147 are effective October 1, 2002. The initial adoption of this statement did not have any impact on the Corporation's consolidated financial statements.

SFAS NO. 148

In December 2002, The Financial Accounting Standards Board (FASB) released Statement No. 148 "Accounting for Stock-Based Compensation- Transition and Disclosure." This statement amends FASB Statement No 123, "Accounting for Stock Based Compensation" and provides alternative methods of transition for companies that choose to change to the fair value method of accounting for stock options.

Statement No. 148 also amends the disclosure requirements for stock-based compensation of FASB Statement 123, regardless of the method of accounting chosen. Under the new standard companies must disclose certain types of information, about stock-based employee compensation, more prominently in both the annual and interim financial statements.

The transition guidance and annual disclosure provisions of Statement 148 are effective for fiscal periods ending after December 15, 2002, with earlier application permitted under certain circumstances. The Corporation adopted the expanded disclosure requirements under Statement No. 148 effective December 31, 2002. Note 4 contains the disclosure requirements about stock-based employee compensation for the interim financial period for the three months ended March 31, 2003 and for the comparable period of 2002.




NOTE 3 - COMPREHENSIVE INCOME

The following table outlines the Corporation's comprehensive income for the three months ended March 31, 2003 and 2002



                                                               THREE MONTHS
                                                              ENDED MARCH 31,
(DOLLARS IN THOUSANDS)                                       2003          2002
----------------------------------------------------------------------------------

Net Income                                                $   1,686     $   2,035
Other comprehensive income
  Unrealized holding (losses) on securities arising
    during the period, net of taxes                           (254)         (703)
Less reclassification of adjustment for gains
   included in net income (net of tax benefit)                  152           123
----------------------------------------------------------------------------------
Other total comprehensive income (loss)                       (102)         (580)
----------------------------------------------------------------------------------
Total comprehensive income                                $   1,584     $   1,455
----------------------------------------------------------------------------------

NOTE 4 - EARNINGS PER SHARE RECONCILEMENT

The following is a reconcilement of the calculation of basic and dilutive earnings per share.


                                                                 THREE MONTHS
                                                                ENDED MARCH 31,
(IN THOUSANDS, EXCEPT PER SHARE DATA)                       2003              2002
-------------------------------------------------------------------------------------

Net Income                                              $  1,686            $   2,035
Weighted Average Shares                                    8,441                8,346
Effect of Dilutive Stock Options                              89                   69
Total Weighted Average Dilutive Shares                  $  8,530            $   8,415
Basic Earnings per Share                                    0.20                 0.24

Diluted Earnings per share                                  0.20                 0.24
--------------------------------------------------------------------------------------

======================================================================================

All common share and pen common share amount have been adjusted to reflect the 2-for-1 common stock split declared April 15, 2002 and payable June 2, 2003 to common stockholders of record May 19, 2003.


The following table illustrates the effect on net income and earnings per share if the Corporation had applied the fair value reorganization provision of FASB Statement No. 123, accounting for stock based compensation, to the Corporation's stock option plans.

                                                                                                    Three Months
                                                                                                   Ended March 31,
(In thousands, except per share data                                                              2003         2002
---------------------------------------------------------------------------------------------------------------------
Net income, as reported                                                                          $1,686       $2,035
Add: Compensation expense recognized for restricted stock award, net of related
tax effect                                                                                            0            0
Deduct: Total stock - based employee compensation expense determined under fair
value based method, all awards, net of related tax effect                                            16           13
---------------------------------------------------------------------------------------------------------------------
Pro forma net income                                                                             $1,670       $2,022
---------------------------------------------------------------------------------------------------------------------
Earnings per share:
Basic - as reported                                                                                $.20         $.24
Basic - pro forma                                                                                  $.20         $.24
---------------------------------------------------------------------------------------------------------------------
Diluted - as reported                                                                              $.20         $.24
Diluted - pro forma                                                                                $.20         $.24
---------------------------------------------------------------------------------------------------------------------
All Common share and per common share amounts have been restated to reflect the 2-for-1 common stock split declared
April 15, 2003 and payable June 2, 2003 to common stockholders for record May 19, 2003.

ITEM 2-MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANICAL ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES

The Corporation's business is dynamic and complex. Consequently, management must exercise judgment in choosing and applying accounting policies and methodologies. These choices are important; not only are they necessary to comply with accounting principles generally accepted in United States, they also reflect the exercise of management's judgment in determining the most appropriate manner in which to record and report the Corporation's overall financial performance. All accounting policies are important, and all policies contained in Note 1 ("Summary of Significant Accounting Policies"), which begins on page 7 of the Corporation's 2002 annual report on Form 10K, should be reviewed for greater understanding of how the Corporation's financial performance is recorded and reported.

In management's opinion, some areas of accounting are likely to have a more significant effect than others on the Corporation's financial results and expose those results to potentially greater volatility. This is because they apply to areas of relatively greater business importance and/or require management to exercise judgment in making assumptions and estimates that affect amounts reported in the financial statements. Because these assumptions and estimates are based on current circumstances, they may change over time or prove to be inaccurate based on actual experience. For the Corporation, the area that relies most heavily on the use of assumptions and estimates includes but is not limited to accounting for the allowance for loan losses. Our accounting policies related to this area are discussed in Note 1 of the Corporation's 2002 Annual Report on form 10 K, and further described on page 16 of this quarterly report on Form 10-Q under "Allowance for Loan Losses and Related Provision."

EARNINGS ANALYSIS

Net income for the three-months ended March 31, 2003 amounted to $1,686,000 as compared to $2,035,000 earned for the comparable three-month period ended March 31, 2002. On a per diluted share basis, earnings decreased to $.20 per share as compared with $.24 per share for the three-months ended March 31, 2002. All common per share amounts have been restated to reflect the 2 for 1 stock split declared April 15, 2003, payable June 2, 2003. The annualized return on average assets decreased to .81 percent compared with 1.12 percent for the comparable three-month period in 2002. The annualized return on average stockholders' equity was 13.1 percent for the three-month period ended March 31, 2003 as compared to 17.6 percent for the three-months ended March 31, 2002. Earnings performance for the first quarter of 2002 primarily reflects a lower level of net interest income increased non-interest income, a lower income tax expense, and increased non-interest expense.

NET INTEREST INCOME/ MARGIN

Net interest income is the difference between the interest earned on the portfolio of earning-assets (principally loans and investments) and the interest paid for deposits and borrowings, which support these assets. Net interest income is presented below both in accordance with the Corporation's consolidated financial statements and on a fully tax-equivalent basis by adjusting tax-exempt income (primarily interest earned on various obligations of state and political subdivisions) by the amount of income tax, which would have been paid, had the assets been invested in taxable issues. Financial institutions typically analyze earnings performance on a tax equivalent basis as a result of certain disclosure obligations, which require the presentation of tax equivalent data and in order to assist financial statement readers in comparing data from period to period.

NET INTEREST INCOME
---------------------------------------------------------------------------------
                                                      THREE MONTHS ENDED
                                                       MARCH 31, PERCENT
(Dollars in thousands)                              2003       2002    Change
---------------------------------------------------------------------------------

Interest income:
 Investments                                         $6,010     $6,781   -11.37%
 Loans, including fees                                3,586      3,673    -2.37%
 Federal funds sold and securities
  sold under agreements to
  repurchase                                              0          2  -100.00%
---------------------------------------------------------------------------------
   Total interest income                             $9,596     10,456    -8.22%
---------------------------------------------------------------------------------
Interest expense:
 Certificates $100,000 or more                          152        174   -12.64%
 Savings and Time Deposits                            1,797      2,191   -17.98%
 FHLB advances and other
 borrowings                                           1,286      1,312    -1.98%
---------------------------------------------------------------------------------
   Total interest expense                             3,235      3,677   -12.02%
---------------------------------------------------------------------------------
Net interest income on a fully
 tax-equivalent basis                                 6,361      6,779    -6.17%
Tax-equivalent adjustment                              (158)       (78)    -743%
   Net interest income*                              $6,203     $6,701    -7.43%
---------------------------------------------------------------------------------

*Before the provision for loan losses. NOTE: The tax-equivalent adjustment was computed based on an assumed statutory Federal income tax rate of 34 percent. Adjustments were made for interest accrued on securities of state and political subdivisions.

Net interest income on a fully tax-equivalent basis decreased $418,000 or 6.17 percent to $6.3 million for the three-months ended March 31, 2003, from $6.8 million For the comparable period in 2002. For the three- months ended March 31, 2003, the net interest margin yield or decreased to 3.35 percent from 4.08 percent due primarily to lower interest rates earned on interest-earning assets offset by an increase in interest earning assets and a lower cost of funds. For the three-months ended March 31, 2003, a decrease in the average yield on interest earning assets of 123 basis points was offset in part by a decrease in the average cost of interest-bearing liabilities of 63 basis points.

 The 60 basis point decrease in the net interest spread was primarily a result of the decreased yield or interest-earning assets, offset in part by the Corporation's ability to continue to lower its costs of funds on interest bearing deposits and borrowings. Average interest-earning assets increased by $95.5 million, from the comparable three-month period in 2002. The net increase in average interest-bearing liabilities was $89.4 million over the comparable three-month period in 2002. The 2003 first quarter changes in average interest earning-asset volumes resulted primarily from increased volumes of taxable and non-taxable investment securities and loans, funded primarily by deposits and increased borrowings.

 For the three-month period ended March 31, 2003 interest income on a fully tax-equivalent basis decreased by $860,000 or 8.22 percent from the comparable three-month period in 2002. The primary factor contributing to the decrease was the previously cited lower interest rates offset in part by an increase in average earning-assets. The Corporation's loan portfolio increased on average $21.9 million to $235.5 million from $213.5 million in the same quarter in 2002, primarily driven by growth in commercial loans, commercial mortgages and home equity loans. This growth was funded primarily through an increase in deposits and borrowings.

 The factors underlying the year-to year changes in net interest income are reflected in the tables appearing on page 12which has been presented on a tax-equivalent basis (assuming a 34 percent tax rates). The table on page 13 (Average Statements of Condition with Interest and Average Rates) shows the Corporation's consolidated average balance of assets, liabilities, and stockholders' equity, the amount of income produced from interest-earning assets and the amount of expense resulting from interest-bearing liabilities and net interest income as a percentage of average interest-earning assets. The table presented on page 12 (Analysis of Variance in Net Interest Income Due to Volume and Rates) quantifies the impact on net interest income resulting from changes in average balances and average rates over the periods presented; any change in interest income or expense attributable to both changes in volume and changes in rate has been allocated in proportion to the relationship of the absolute dollar amount of change in each category.

 The loan portfolio (traditionally the Corporation's highest yielding earning-asset) represented, on average, approximately 30.6 percent of the Corporation's interest earning-assets for the three-months ended March 31, 2003 as compared with 31.7 percent for the comparable period in 2002.

 Average investment volume for the three-months ended March 31, 2003 increased $74.2 million to $533.7 million compared to $459.5 million for the three months of 2002. The growth in investments was primarily comprised of taxable securities, which increased $59.1 million. Nontaxable securities, primarily tax-free municipal bonds, increased $15.1 million as compared with the comparable period in 2002.

 Interest expense for the three-months ended March 31, 2003, decreased $442,000 or 12.0 percent from the comparable three-month period ended March 31, 2002, as a result of a decrease in interest rates and higher amounts of lower cost borrowings and time deposits. The $1.1 million decrease in interest expense attributable to decreased rates brought about by the actions of the Federal Reserve in lowering interest rates was offset in part by the $641,000 increases in interest expense attributable to increased volume factors.

For the three-months ended March 31, 2003, the Corporation's net interest spread on a tax-equivalent basis decreased to 3.07 percent from 3.67 percent for the three-months ended March 31, 2002. This decrease in spread reflected a continued contraction of spreads between yields earned on loans and investments and rates paid for supporting funds. Net interest margins compressed due in part to a decline in interest rates, despite the increased volumes of interest bearing checking, money market and savings deposits in addition to short-term borrowings. The Federal Reserve left the federal funds rate at a 41 year low of 1.25% for the first quarter of 2003,as compared to the first quarter of 2002 when the Federal Reserve's target rate stood at 1.75%. The continued decline in interest rates created an acceleration of re-financing activity of mortgage-related assets, which in turn has largely contributed to the further decline in the portfolio yield on earning assets. The yield on interest earning assets declined to 5.06 percent from 6.29 percent; this was offset in part by lower rates paid for interest-bearing liabilities. The cost of total interest-bearing liabilities decreased to 1.99 percent for the three-months ended March 31, 2003 from 2.62 percent for the three-months ended March 31, 2002.

The contribution of non-interest-bearing sources (i.e. the differential between the average rate paid on all sources of funds and the average rate paid on interest-bearing sources) narrowed to approximately 32 basis points from 44 basis points during the three-month period ended March 31, 2003 in comparisons to the comparable period in 2002. The growth in interest-bearing deposits was not proportionate to the overall deposit growth experienced for the period and outpaced the growth in non-interest bearing deposits. This trend reflects the continued change in consumer preferences for interest-bearing accounts versus non-interest bearing ones.

The following table, "Analysis of Variance in Net Interest Income due to Volume and Rates", analyzes net interest income by segregating the volume and rate components of various interest earning assets and liabilities and the resultant changes in the rates earned and paid by the Corporation.


                                                           2003/2002 INCREASE/(DECREASE)
                                                                Due to Change In:
                                             ---------------------------------------------------
                                                   Average        Average        Net
(DOLLARS IN THOUSANDS)                             Volume         Rate          Change
------------------------------------------------------------------------------------------------
INTEREST-EARNING ASSETS
Investment Securities
Taxable                                       $    792      $   (1,799)      $ (1, 007)
Non-taxable                                        249             (13)            236
Federal funds sold and securities
 purchased under agreement to resell                (2)              -              (2)
Loans, net of unearned income                      357            (444)            (87)
TOTAL INTEREST-EARNING ASSETS                    1,396          (2,256)           (860)
------------------------------------------------------------------------------------------------

INTEREST-BEARING LIABILITIES:
Money market deposits                              (36)           (182)           (218)
Savings deposits                                     1            (354)           (353)
Time deposits                                      359            (116)            243
Other interest-bearing deposits                     17            (105)            (88)
Borrowings                                         300            (326)            (26)
 Total interest-bearing liabilities                641          (1,083)           (442)
CHANGE IN NET INTEREST  INCOME                $    755      $   (1,173)      $    (418)
-------------------------------------------------------------------------------------------------

The following table, "Average Balance Sheet with Interest and Average Rates", presents for the three-months ended March 31, 2003 and 2002 the Corporation's average assets, liabilities, and stockholders' equity. The Corporation's net interest income, net interest spreads and net interest income as a percentage of interest earning assets are also reflected.



                                AVERAGE BALANCE SHEET WITH INTEREST AND AVERAGE RATES

                                                                             THREE MONTH
                                                                        PERIOD ENDED MARCH 31,
-----------------------------------------------------------------------------------------------------------------------------------
                                                                  2003                                    2002
-----------------------------------------------------------------------------------------------------------------------------------
                                                              Interest      Average                      Interest       Average
                                                Average        Income/       Yield/      Average          Income/          Yield/
(tax-equivalent basis, dollars in thousands)    Balance        Expense        Rate       Balance          Expense         Rate
-----------------------------------------------------------------------------------------------------------------------------------
Assets
Interest-earning assets:
  Investment securities: (1)
    Taxable                                     $505,498       $ 5,545       4.45%      $ 446,402          $ 6,552         5.95%
    Non-taxable                                   28,185           465       6.60%         13,122              229         6.98%
  Federal funds sold and securities
  purchased under agreement to resell                  -             -                        642                2         1.26%
  Loans, net of unearned income (2)              235,474         3,586       6.18%        213,528            3,673         6.98%
---------------------------------------------------------------------------------------------------------------------------------
         Total interest-earning assets         $ 769,157         9,596       5.06%      $ 673,694           10,456         6.29%
-----------------------------------------------------------------------------------------------------------------------------------
Non-interest earning assets
  Cash and due from banks                         22,895                                   17,914
  BOLI                                            14,205                                   13,448
  Other assets                                    26,168                                   22,571
Allowance for possible loan losses                (2,533)                                  (2,224)
-----------------------------------------------------------------------------------------------------------------------------------
         Total non-interest earning
          assets                                  60,735                                   51,709
---------------------------------------------------------------------------------------------------------------------------------
         Total assets                          $ 829,892                                 $725,403
-----------------------------------------------------------------------------------------------------------------------------------
Liabilities and stockholders' equity
   Interest-bearing liabilities:
  money market deposits                        $ 100,427           306       1.24%      $ 108,315              524         1.96%
  Savings deposits                               155,472           520       1.36%        155,362              873         2.28%
  Time deposits                                  154,084           995       2.62%        100,329              752         3.04%
  Other interest - bearing deposits               72,235           128       0.72%         66,644              216         1.31%
Corporation obligated mandatorily
redeemable trust preferred securities             10,000           125       5.00%         10,000              137         5.48%
 Short-term  borrowings & FHLB advances          166,595         1,161       2.79%        128,777            1,175         3.65%
-----------------------------------------------------------------------------------------------------------------------------------
         Total interest-bearing
          liabilities                           $658,813         3,235       1.99%       $569,427            3,677         2.62%
-----------------------------------------------------------------------------------------------------------------------------------
Non-interest-bearing liabilities:
  Demand deposits                                113,996                                  103,538
  Other non-interest-bearing deposits                483                                      514
  Other liabilities                                5,132                                    5,661
-----------------------------------------------------------------------------------------------------------------------------------
         Total non-interest-bearing
          liabilities                            119,611                                  109,713
-----------------------------------------------------------------------------------------------------------------------------------
Stockholders' equity                              51,468                                   46,263
-----------------------------------------------------------------------------------------------------------------------------------
         Total liabilities and
-----------------------------------------------------------------------------------------------------------------------------------
          stockholders' equity                  $829,892                                $ 725,403
-----------------------------------------------------------------------------------------------------------------------------------
Net interest income (tax-equivalent basis)                     $ 6,361                                     $ 6,779
-----------------------------------------------------------------------------------------------------------------------------------
Net Interest Spread                                                          3.07%                                         3.67%
-----------------------------------------------------------------------------------------------------------------------------------
Net interest income as percent
 of earning-assets (net interest margin)                                     3.35%                                         4.08%
-----------------------------------------------------------------------------------------------------------------------------------
Tax equivalent adjustment                                         (158)                                        (78)
Net interest income                                            $ 6,203                                     $ 6,701
-----------------------------------------------------------------------------------------------------------------------------------

(1) Average balances for available-for-sale securities are based on amortized cost
(2) Average balances for loans include loans on non-accrual  status
(3) The tax-equivalent adjustment was computed based on a statutory Federal income tax rate of 34 percent

INVESTMENTS

For the three-months ended March 31, 2003, the average volume of investment securities increased to $533.7 million, or 69.4 percent of average earning-assets, an increase of $74.2 million from $459.5 million on average for the same three-month period in 2002. The tax-equivalent yield on the investment portfolio decreased to 4.51 percent from 5.98 percent for the comparable three-month period in 2002. The 147 basis points change in yield on the portfolio was attributable to both the increased volume related factors offset by the lower yield on purchases made to replace portfolio cash flow including payments, maturities and called investments. The volume related figures during the first quarter period contributed an increase in revenue of $1,041,000 while rate related changes amounted to a decline in interest income of $1,812,000. The increased size of the investment portfolio largely reflects the continued growth in the Corporation's balance sheet coupled with continued leverage strategies. The principal components of the investment portfolio are U.S. Government Federal Agency callable and non-callable securities including agency issued collateralized mortgage obligations, corporate securities, and municipals.

The impact of re-pricing activity on investment yields was increased to some extent by a change in bond segmentation to shorter duration securities offset in part by some portfolio extension, where risk is relatively minimal within the portfolio resulting in wider spreads. The Corporation also carried on average $13.2 million in short-term overnight money market investments as compared with $18.7 for the comparable period in 2002. These funds carried significantly lower rates than other securities in the portfolio, 1.33 percent in 2003 compared to
1.97 percent in 2002, and are a contributing factor to the decline in yield as compared to the comparable three-moth period in 2002. The increased volume of such securities was due to the volatility of interest rates as well as for liquidity purposes.

Securities available-for-sale is a part of the Corporation's interest rate risk management strategy and may be sold in response to changes in interest rates, changes in prepayment risk, liquidity management and other factors. For the three-months ended March 31, 2003, the Corporation sold from its available-for-sale portfolio securities totaling approximately $52.7 million.

At March 31, 2003 the net unrealized gain carried as a component of other comprehensive income and included in shareholders' equity amounted to a net unrealized gain of $2,082,000 as compared with an unrealized gain of $540,000 at March 31, 2002 resulting from continued pullback in the bond market in reaction to a decline in interest rates fostered by the Federal Open Market Committee's actions to lower the Federal funds target rate as an economic stimulus. Bond prices have fallen as interest rates rose in the long end of the yield curve.

LOANS

Loan growth during the first three-months of 2003 occurred primarily in the home equity and commercial loan portfolio. This growth resulted from the Corporation's business development efforts enhanced by the Corporation's entry into new markets through expanded branch facilities. The decrease in the loan portfolio yield for the three-month period was the result of the decline in interest rates as compared with the comparable period in 2002, coupled with a competitive rate structure to attract new loans and by the heightened competition for lending relationships that exists in the Corporation's market. The Corporation's desire to grow this segment of the earning-asset mix is reflected in its current business development plan and marketing plans, as well as its short-term strategic plan.

Analyzing the loan portfolio for the three-months ended March 31, 2003, average loan volume increased $21.9 million or 10.3 percent, while portfolio yield decreased by 80 basis points as compared with the same period in 2002. The effects of the additions made to the portfolio were lessened by continued re-financing activity which was fueled by historically low interest rates. The volume related factors contributed increased revenue of $357,000 while rate related changes amounted to a decrease of $444,000. Total average loans increased to $235.5 million with a net interest yield of 6.18 percent, as compared to $213.5 million with a yield of 6.98 percent for the three-months ended March 31, 2002.

ALLOWANCE FOR LOAN LOSSES AND RELATED PROVISION

The purpose of the allowance for loan losses is to absorb the impact of losses inherent in the loan portfolio. Additions to the allowance are made through provisions charged against current operations and through recoveries made on loans previously charged-off. The allowance for loan losses is maintained at an amount considered adequate by management to provide for potential credit losses based upon a periodic evaluation of the risk characteristics of the loan portfolio. In establishing an appropriate allowance, an assessment of the individual borrowers, a determination of the value of the underlying collateral, a review of historical loss experience and an analysis of the levels and trends of loan categories, delinquencies and problem loans are considered. Such factors as the level and trend of interest rates and current economic conditions are also reviewed. At March 31, 2003, the level of the allowance was $2,581,000 as compared to a level of $2,498,000 at December 31, 2002, and $2,260,000 at March 31, 2002. The Corporation made a provision to the allowance for loan losses of $80,000 for the three months ended March 31, 2003, and $90,000 in the comparable period of 2002. The decrease in the provision for loan losses during 2003 was commensurate with the modest increase in the loan volume recorded during the year, lower net charge-offs, and the overall level of the allowance as a percentage of total loans.

At March 31,2003, the allowance for loan losses amounted to 1.06 percent of total loans. In management's view, the level of the allowance at March 31, 2003 is adequate to cover losses inherent in the loan portfolio. Management's judgment regarding the adequacy of the allowance constitutes a "Forward Looking Statement" under the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from management's analysis, based principally upon the factors considered by management in establishing the allowance.

Although management uses the best information available, the level of the allowance for loan losses remains an estimate, which is subject to significant judgment and short-term change. Various regulatory agencies, as an integral part of their examination process, periodically review the Corporation's allowance for loan losses. Such agencies may require the Corporation to increase the allowance based on their analysis of information available to them at the time of their examination. Furthermore, the majority of the Corporation's loans are secured by real estate in the State of New Jersey. Future adjustments to the allowance may be necessary due to economic, operating, regulatory and other conditions beyond the Corporation's control. The allowance for loan losses as a percentage of total loans amounted to 1.06 percent and 1.04 percent at March 31, 2003 and 2002, respectively.


During the three month period ended March 31, 2003 the Corporation did not experience any substantial problems within its loan portfolio. Net charge-offs were $21,000 in the first quarter of 2002. In the 2003 period, recoveries exceeded charge-offs by $3,000. During the first quarter of 2003, the Corporation experienced a reduction in the volume of charge-offs in the installment loan portfolio compared to 2002 levels. The unfavorable trend in the level of charge-offs in 2002 was attributed to the economic slow-down and the resulting higher level of personal bankruptcies.

The Corporation had non-accrual loans amounting to $215,000 at March 31, 2003, $229,000 at December 31, 2002 and $109,000 at March 31, 2002. The increase in non-accrual loans for 2003 was attributable to an increase in non-accrual fixed rate home equity loans, and personal loans, as compared to March 31, 2002. The Corporation continues to pursue aggressively collections of principal and interest on loans previously charged-off.

The value of impaired loans is based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or at the fair value of the collateral if the loan is collateral dependent. Impaired loans consist of non-accrual loans and loans internally classified as substandard or below, in each instance above an established dollar threshold of $200,000. All loans below the established dollar threshold are considered homogenous and are collectively evaluated for impairment. At March 31, 2003, total impaired loans amounted to $12,000 compared with $175,000 at December 31, 2002, and $1,948,000 at March 31,
2002. The reserves allocated to such loans at March 31, 2003, December 31, 2002 and March 31, 2002 were $0, $1,000 and $332,000, respectively. Although classified as substandard, the impaired loans were current with respect to principal and interest payments.

Changes in the allowance for loan losses for the periods ended March 31, 2003 and 2002, respectively, are set forth below.


ALLOWANCE FOR LOAN LOSSES
--------------------------------------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)
                                                                         THREE MONTHS ENDED MARCH 31,
                                                                     2003                          2002
                                                                     ----                          ----
                                                                 ---------------------------------------------
Average loans outstanding                                            $ 235,474                    $   213,528
--------------------------------------------------------------------------------------------------------------
Total loans at end of period                                           243,530                        216,597
--------------------------------------------------------------------------------------------------------------
ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES
Balance at the beginning of period                                       2,498                          2,191
 Charge-offs:
 Commercial                                                                  0                              0
 Real estate-mortgage                                                        0                              0
 Installment loans                                                           2                             24
--------------------------------------------------------------------------------------------------------------
   Total charge-offs                                                         2                             24
Recoveries:
 Commercial                                                                  0                              0
 Real estate-mortgage                                                        0                              0
 Installment loans                                                           5                              3
--------------------------------------------------------------------------------------------------------------
   Total recoveries                                                          5                              3
Net (Recoveries) Charge-offs:                                               (3)                            21
  Provisions for loan losses                                                80                             90
--------------------------------------------------------------------------------------------------------------
 Balance at end of period                                            $   2,581                    $     2,260
--------------------------------------------------------------------------------------------------------------
Ratio of net charge-offs during the period to
Average loans outstanding during the period                                N/M                        0.0001%
--------------------------------------------------------------------------------------------------------------
Allowance for loan losses as a percentage of total loans                 1.06%                          1.04%
--------------------------------------------------------------------------------------------------------------

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

The outstanding balances of accruing loans, which are 90 days or more past due as to principal or interest payments, non-accrual loans and other real estate owned (OREO) at March 31, 2003, December 31, 2002 and March 31, 2002, were as follows:




NON-PERFORMING LOANS AT                             MARCH 31,      DECEMBER 31,       MARCH 31,

(Dollars in thousands)                                 2003             2002             2002
------------------------------------------------------------------------------------------------
Loans past due 90 days and still accruing             $    1            $    -         $   129
Non-accrual loans                                     $  215            $  229         $   109
------------------------------------------------------------------------------------------------
Total non-performing loans                            $  216            $  229         $   238
------------------------------------------------------------------------------------------------
Other Real Estate Owned (OREO)                        $    -            $    -         $     -
------------------------------------------------------------------------------------------------
Total non-performing assets                           $  216            $  229         $   238
------------------------------------------------------------------------------------------------



 At March 31, 2003, non-performing assets, consisting of loans on non-accrual status plus OREO amounted to $215,000 or .09 percent of total loans outstanding as compared to $229,000 or .10 percent at December 31, 2002 and $109,00 or .05 percent at March 31, 2002.

 At March 31, 2003, other than the loans set forth above, the Corporation is not aware of any loans which present serious doubts as to the ability of its borrowers to comply with the present loan and repayment terms and which are expected to fall into one of the categories set forth in the table above. At March 31, 2003, December 31, 2002 and March 31, 2002, the Corporation did not have any OREO.

OTHER NON-INTEREST INCOME

The following table represents the principal categories on non-interest income for the three-month period ended March 31, 2003 and 2002.


                                                 THREE MONTHS ENDED
                                                       MARCH 31,
-------------------------------------------------------------------------------------------
(dollars in thousands)                           2003           2002          % change
-------------------------------------------------------------------------------------------
Other income:
Service charges, commissions and fees               $ 417          $ 379       10.03%
Other income                                          111             70       58.57%
Bank owned life inusrance                             180            180         N/M
Net gains on securities sold                          231            186       24.19%
-------------------------------------------------------------------------------------------
       Total other income                           $ 939          $ 815       15.21%
-------------------------------------------------------------------------------------------


For the three-months ended March 31, 2003, total other (non-interest) income, increased $124,000 or 15.21 percent as compared to the three-months ended March 31, 2002. Other non-interest income, exclusive of gains on securities sold (which increased $45,000), rose $79,000 or 12.56% for the first quarter compared with the comparable quarter in 2002. Financial institutions typically disclose non-interest income excluding gains on securities sold (as well as such income including gains on securities sold) in order to reflect that portion of non-interest income, which such institutions can manage from quarter to quarter. The increased service charge revenue was primarily driven by an increase in deposit account service charge income and ATM fees, which increased in 2003 by $24,000 and $14,000 respectively when compared to first quarter 2002. Other income reflected an increase of $41,000 or 58.57 percent due primarily to higher mortgage banker's fees in the first quarter of 2003 as compared with the first quarter of 2002.

OTHER NO INTEREST EXPENSE

The following table represents the principal categories of non-interest expense for the three-month period ended March 31, 2003 and 2002.


                                              THREE MONTHS ENDED
                                                   March 31,
-------------------------------------------------------------------------------------
(dollars in thousands)                        2003          2002       % change
-------------------------------------------------------------------------------------
Other expense:
Salaries and employee benefits                 $ 2,651       $ 2,300          15.26%
Occupancy expense, net                             528           456          15.79%
Premises & equipment expense                       447           389          14.91%
Stationery & printing expense                      174           156          11.54%
Marketing & Advertising                            177           193          -8.29%
Other expense                                      756           961         -21.33%
-------------------------------------------------------------------------------------
Total other expense                            $ 4,733       $ 4,455           6.24%
-------------------------------------------------------------------------------------


For the three-month period ended March 31, 2003 total other (non-interest) expenses increased $278,000 or 6.24 percent over the comparable three-month period ended March 31, 2002 with increased salary and benefit expense, bank premise and occupancy expense, and stationary and printing expense accounting for most of the increase. The period-to-period increases in other operating expense also include the costs of higher data processing and technology costs. Control of other expenses will continue to be a key objective of management in an effort to improve earnings efficiency.

Salaries and employee benefits, increased $351,000 or 15.26 percent for the three-months ended March 31, 2003. The increase in salaries and employee benefits for the three-month period ended March 31, 2003 is attributed to higher staffing levels, coupled with increased expense due to normal merit increases, promotional raises and higher benefits costs. Staffing levels overall increased to 186 full-time employees at March 31, 2003 from 177 at March 31, 2002; the expenses for the quarter ended March 31, 2003 also reflect the expense for the staffing of the Townhall Banking Center and the lending division.

The increase in occupancy expenses reflects the expense associated with the higher operating costs (utilities, rent, real estate taxes and general repair and maintenance) of the Corporation's expanded facilities, as well as higher equipment and maintenance costs of the expanded bank facilities. For the three-months ended March 31, 2003, occupancy, premises, and equipment expenses increased $130,000 or 15.38 percent over the comparable period in 2002, primarily related to the Corporation's recent branch expansion with the Townhall Banking Center in Morristown opening in May 2002, and rental increases on other leased locations. Contributing to the increase in occupancy expense in 2003 was the increased cost of snow removal, which increased over the 2002 first quarter.

Stationery and printing expense increased 11.54 percent or $18,000 for the three months ended March 31, 2003 compared with March 31, 2002 primary attributable to the cost of operating the expanded branch network.

For the three months ended March 31, 2003, total other operating expenses decreased $205,000 or 21.33 percent over the comparable period in 2002. Decreases were attributable to decreased levels of legal and consulting expense.

PROVISION FOR INCOME TAXES

For the three-month period ended March 31, 2003, the effective tax rate was 27.6 percent compared to 31.5 percent for the three-month period ended March 31, 2002. The effective tax rate continues to be less than the combined statutory Federal tax rate of 34 percent and the New Jersey State tax rate of 9 percent. The difference between the statutory and effective tax rates primarily reflects the tax-exempt status of interest income on obligations of states and political subdivisions, an increase in the cash surrender value of bank owned life insurance and disallowed expense items for tax purposes, such as travel and entertainment expense, as well as amortization of goodwill. Tax-exempt interest income on a tax-equivalent basis increased by $236,000 or 103.06 percent for the three months ended March 31, 2002 as compared to the comparable quarter in 2002.

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

At March 31, 2003, the Corporation reflects a negative interest sensitivity gap (or an interest sensitivity ratio of .86:1.00) at the cumulative one-year position. The Corporation is currently negatively gapped. The impact of a liability-sensitive position will have a favorable impact on the Corporation's net interest margins as interest rates declined; however, based on management's perception that interest rates will continue to be volatile, projected increased levels of prepayments on the earning-asset portfolio and current level of interest rates, emphasis has been and is expected to continue to be, placed on interest-sensitivity matching with the objective of stabilizing the net interest spread during 2003. However, no assurance can be given that this objective will be met.

LIQUIDITY MANAGEMENT

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

Anticipated cash-flows at March 31, 2003, projected to March of 2004, indicates that the Bank's liquidity should remain strong, with an approximate projection of $261.3 million in anticipated cash flows over the next twelve months. This projection represents a forward-looking statement under the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from this projection depending upon a number of factors, including the liquidity needs of the Bank's customers, the availability of sources of liquidity and general economic conditions.

The Corporation derives a significant proportion of its liquidity from its core deposit base. For the three-month period ended March 31, 2003, core deposits (comprised of total demand, savings accounts (excluding Super Max) and money market accounts under $100,000) represented 50.3 percent of total deposits as compared with 49.6 percent at March 31, 2002.

 The following table depicts the Corporations Core Deposit Mix at March 31, 2003 and 2002.


CORE DEPOSIT MIX
                            March 31, 2003           March 31, 2002

(dollars in thousands)     Balance                %        Balance            %      Net Change in Variance
---------------------------------------------------------- -----------------------------------------------------------
Demand Deposits                     $119,920        41.1%       $110,005        41.2%               9.0%
Now and ATS Accounts                  67,435        23.1%         60,007        22.5%              12.4%
Clubs                                    385         0.1%            396         0.1%              -2.8%
Savings                               78,660        27.0%         71,264        26.7%              10.4%
MMA Accounts<$100                     25,280         8.7%         25,217         9.5%               0.2%
---------------------------------------------------------------------------------------------------------
Total Core Deposits                 $291,680       100.0%       $266,890       100.0%               9.3%
---------------------------------------------------------------------------------------------------------
Total deposits                      $580,096                    $538,540                            7.7%
---------------------------------------------------------------------------------------------------------
Core dep. to Total dep.                50.3%                       49.6%
---------------------------------------------------------------------------------------------------------


More volatile rate sensitive deposits, concentrated in time certificates of deposit greater than $100,000, for the three-month period ended March 31, 2003, increased on average to 7.95 percent of total deposits from 7.81 percent during the three-months ended March 31, 2002. This change has resulted from a $12.7 million increase in jumbo certificates of deposit, on average for the three-months ended March 31, 2002 compared to the prior year period.

Short-term borrowings can be used to satisfy daily funding needs. Balances in these accounts fluctuate significantly on a day-to-day basis. The Corporation's principal short-term funding sources are securities sold under agreements to repurchase, advances from the Federal Home Loan Bank and Federal funds purchased. Average short-term borrowings during the first three-months of 2003 were $166.6 million, an increase of $37.8 million or 29.37 percent from $128.8 million in average short-term borrowings during the comparable three-months ended March 31, 2002.

During the three-months ended March 31, 2003, average funding sources increased by approximately $99.8 million or 14.82 percent, compared to the same period in 2002. Interest-bearing deposits increased $51.6 million and were comprised primarily of increases time deposits. Non-interest bearing funding sources as a percentage of the total funding mix decreased to 14.80 percent on average as compared to 15.4 percent for the three-month period ended March 31, 2002. This is primarily attributable to a more rapid growth in time deposits and non-deposit funding sources as a percentage of the funding base as compared with overall deposit growth.

CASH FLOW

The consolidated statements of cash flows present the changes in cash and cash equivalents from operating, investing and financing activities. During the three-months ended March 31, 2003, cash and cash equivalents (which increased overall by $3.5 million) were provided (on a net basis) by financing activities ($50.4 million), primarily due to an increase in borrowings of $86.9 million offset in part by a $36.3 million net decrease in deposits, and by operating activities of $3.0 million. A total of $49.8 million was used in net investing activities; principally $34.7 million increase in the investment portfolio and a $14.5 million increase in loans.

STOCKHOLDERS' EQUITY

Total stockholders' equity averaged $51.5 million or 6.20 percent of average assets for the three -month period ended March 31, 2003, as compared to $46.3 million, or 6.38 percent, during the same period in 2002. The Corporation's dividend reinvestment and optional stock purchase plan contributed $105,000 in new capital for the three-months ended March 31, 2003 as compared with $66,000 for the comparable period in 2002. Book value per common share was $6.20 at March 31, 2003 as compared to $5.44 at March 31, 2002. Tangible book value (I.e., book value less goodwill) per common share was $5.95 at March 31, 2003 and $5.19 at March 31, 2002. All common share and per common share amounts have been restated to reflect the 2 for 1 common stock split declared April 15, 2003, and payable June 2, 2003 to common stockholders of record on May 19, 2003.

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

RISK-BASED CAPITAL/LEVERAGE

Banking regulations require banks to maintain minimum levels of regulatory capital. Under the regulations in effect at March 31, 2003, the Bank was required to maintain (i) a minimum leverage ratio of Tier 1 capital to total adjusted assets of 4.00%, and (ii) minimum ratios of Tier 1 and total capital to risk-weighted assets of 4.00% and 8.00%, respectively.

At March 31, 2003, Tier 1 capital (defined as tangible stockholders' equity for common stock and certain perpetual preferred stock) amounted to $58.2 million or
6.65 percent of total assets. Tier I capital excludes the effect of SFAS No. 115, which amounted to $2,082,000 of net unrealized gains, after tax, on securities available-for-sale (included as a component of other comprehensive income) and goodwill of approximately $2.1 million as of March 31, 2003. At March 31, 2003, the Corporation's estimated Tier I risk-based and total risk-based capital ratios were 12.89 percent and 13.46 percent, respectively. These ratios are well above the minimum guidelines of capital to risk-adjusted assets in effect as of March 31, 2003.

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

The foregoing capital ratios are based in part on specific quantitative measures of assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by the bank regulators about capital components, risk weightings and other factors. As of March 31, 2003, management believes that the Bank meets all capital adequacy requirements to which it is subject.

ITEM 3 - QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISKS

The primary market risk faced by the Corporation is interest rate risk. The Corporation's Asset/Liability Committee ("ALCO") monitors the changes in the movement of funds and rate and volume trends to enable appropriate management response to changing market and rate conditions.

The Corporation's income simulation model analyzes interest rate sensitivity by projecting net interest income over the next 24 months in a flat rate scenario versus net interest in alternative interest rate scenarios. Management reviews and refines its interest rate risk management process in response to the changing economic climate. The low level of interest rates necessitated a modification of the Corporation's standard rate scenario of a shock down 200 basis points over 12 months to down 100 basis points over a 12-month period.

Based on the results of the interest simulation model as of March 31, 2003, and assuming that Management does not take action to alter the outcome, the Corporation would expect an increase of 2.96 percent in net interest income if interest rates decreased 100 basis points from the current rates in an immediate and parallel shock over a 12-month period. In a rising rate environment, based on the results of the model as of March 31, 2003, the Corporation would expect a decrease of 6.36% percent in net interest income if interest rates increased by 200 basis points from current rates in an immediate and parallel shock over a twelve month period.

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

II. OTHER INFORMATION

ITEM I-LEGAL PROCEEDINGS

The Corporation is subject to claims and lawsuits, which arise primarily in the ordinary course of business. Based upon the information currently available, it is the opinion of management that the disposition or ultimate determination of such claims will not have a material adverse impact on the consolidated financial position, results of operations, or liquidity of the Corporation. This statement represents a forward-looking statement under the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from this statement, primarily due to the uncertainties involved in proving facts and determining the resolution of legal issues in legal processes.

ITEM 2-CHANGES IN SECURITIES

         None

ITEM 3-DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4 - SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

The Annual Meeting of shareholders was held on Tuesday April 15, 2003.

The following Class 2 Directors, whose three-year terms will expire in 2006, were re-elected with the following share votes:

Hugo Barth III                     3,392,951 FOR             230,686 WITHHELD/AGAINST
Alexander A. Bol                   3,380,382 FOR             243,255 WITHHELD/AGAINST
Eugene Malinowski                  3,398,296 FOR             225,341 WITHHELD/AGAINST
William A. Thompson                3,369,252 FOR             254,385 WITHHELD/AGAINST

The following Class 1 Directors' terms continue until the 2004 Annual Meeting

John J. Davis
Brenda Curtis
Donald G. Kein
Norman F. Schroeder

The following class 3 Directors terms continue until the 2005 Annual Meeting

Robert L. Bischoff
Paul Lomakin, Jr.
James J. Kennedy
Herbert Schiller

ITEM 5- OTHER INFORMATION

         None



ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K

A) Exhibits: 99.1 Certification by Anthony C. Weagley under Section 906 of the Sarbanes-Oxley Act of 2002. 99.2 Certification by John J. Davis under Section 906 of the Sarbanes-Oxley Act of 2002.
B)       Reports on Form 8-K
         There were no reports on Form 8-K filed during the three months ended March 31, 2003.

                                    SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf, by the undersigned, thereunto duly authorized.

                                            CENTER BANCORP, INC.
DATE:  May 14, 2003                      /s/ Anthony C. Weagley
                                         ----------------------
                                         Anthony C. Weagley, Treasurer
                                         (Chief Financial Officer)

                                  CERTIFICATION

I, John. J. Davis, certify that:

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

Date: May 14, 2003

/s/ John J. Davis
--------------------
Name: John J. Davis
Title: President and Chief Executive Officer of Center Bancorp, Inc.

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

Date:  May 14, 2003

/s/ Anthony C. Weagley
------------------------
Name: Anthony C. Weagley
Title: Treasurer and Chief Financial Officer of Center Bancorp, Inc.

   EXHIBIT

99.1 Certification of Anthony C. Weagley under Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Certification of John J. Davis under Section 906 of the Sarbanes-Oxley Act of 2002.