Form 10-Q
period 2003-06-30
CENTER BANCORP INC
filed 2003-08-13
CIK 712771

                 UNITED STATES SECURITIES & EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2003

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

                                Yes|X|   No|_|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-12 of the Exchange Act).

                                Yes|X|   No|_|

Common stock, no par value:                         8,459,520 shares
--------------------------------------------------------------------------------
(Title of  Class)                   (Outstanding at July 31, 2003 as restated to
                                    reflect   the   2-for-1common   stock  split
                                    declared April 15, 2003, issued June 2, 2003 to common stockholder of record May 19, 2003.)

                              CENTER BANCORP, INC.

                               INDEX TO FORM 10-Q

PART I.  FINANCIAL INFORMATION                                                Page
         Item 1.           Financial Statements
                           Consolidated Statements of Condition
                           at June 30, 2003 (Unaudited) and December 31, 2002   4

                           Consolidated Statements of Income for the
                           three and six months ended June 30, 2003 and 2002    5
                           (Unaudited)

                           Consolidated Statements of Cash Flows for the
                           Six months ended June 30, 2003 and 2002              6
                           (Unaudited)

                           Notes to Consolidated Financial Statements           7-9

         Item 2.           Management's Discussion and Analysis of
                           Financial Condition and Results of Operations        10-23

         Item 3.           Qualitative and Quantitative Disclosures about       24
                           Market Risks

         Item 4.           Controls and Procedures                              24

PART II. OTHER INFORMATION

         Item 1.           Legal Proceedings                                    24

         Item 2.           Changes In Securities                                25

         Item 3.           Defaults Upon Senior Securities                      25

         Item 4.           Submission of Matters to Vote of
                           Security Holders                                     25

         Item 5.           Other Information

         Item 6.           Exhibits and Reports on Form  8-K                    25

                           Signatures                                           26

                           Management Certifications                            27-29

                          PART I- FINANCIAL INFORMATION

The following unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and accordingly do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, in the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2003. The Center Bancorp Inc., 2002 annual report on form 10-K should be read in conjunction with these statements.

Center Bancorp, Inc.
Consolidated Statements of Condition                                                            June 30,    December 31,
                                                                                                 2003           2002
(Dollars in thousands)                                                                       (unaudited)
----------------------------------------------------------------------------------------------------------------------
Assets:
Cash and due from banks                                                                      $  24,082       $  23,220
Total cash and cash equivalents                                                                 24,082          23,220
Investment securities held to maturity
(approximate market value of  $202,712 in 2003 and $219,921 in 2002)                           194,523         214,902
Investment securities available-for-sale                                                       361,628         322,717
----------------------------------------------------------------------------------------------------------------------
Total investment securities                                                                    556,151         537,619
----------------------------------------------------------------------------------------------------------------------
Loans, net of unearned income                                                                  268,260         229,051
Less - Allowance for loan losses                                                                 2,655           2,498
----------------------------------------------------------------------------------------------------------------------
Net loans                                                                                      265,605         226,553
----------------------------------------------------------------------------------------------------------------------
Premises and equipment, net                                                                     13,697          12,976
Accrued interest receivable                                                                      4,752           4,439
Bank owned separate account life insurance                                                      14,502          14,143
Other assets                                                                                     2,133           2,395
Goodwill                                                                                         2,091           2,091
Total assets                                                                                 $ 883,013       $ 823,436
----------------------------------------------------------------------------------------------------------------------
Liabilities
Deposits:
Non-interest bearing                                                                         $ 122,429       $ 116,984
Interest bearing:
Certificates of deposit $100,000 and over                                                       55,486          33,396
Savings and time deposits                                                                      403,036         465,971
----------------------------------------------------------------------------------------------------------------------
Total deposits                                                                                 580,951         616,351
----------------------------------------------------------------------------------------------------------------------
Federal Home Loan Bank advances                                                                125,000          65,000
Federal funds purchased and securities sold under agreements to repurchase                     104,526          75,431
Corporation - obligated mandatorily redeemable trust preferred securities of subsidiary
 trust holding solely junior subordinated debentures of Corporation                             10,000          10,000
Accounts payable and accrued liabilities                                                         6,544           5,600
----------------------------------------------------------------------------------------------------------------------
Total liabilities                                                                              827,021         772,382
----------------------------------------------------------------------------------------------------------------------
Stockholders' equity
Preferred Stock, no par value, authorized 5,000,000 shares;  None Issued                             0               0
Common stock, no par value:
Authorized 20,000,000 shares; issued 9,515,713
and 9,499,114 shares in 2003 and 2002, respectively                                             19,212          18,984
Additional paid in capital                                                                       4,616           4,562
Retained earnings                                                                               31,573          29,863
Treasury stock at cost (1,042,068 and 1,078,404 shares in 2003 and 2002, respectively)          (4,110)         (4,254)
Restricted stock                                                                                   (14)           (285)
Accumulated other comprehensive income                                                           4,715           2,185
----------------------------------------------------------------------------------------------------------------------
Total stockholders' equity                                                                      55,992          51,054
----------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                                                   $ 883,013       $ 823,436
======================================================================================================================

All common stock share and per common share amounts have been restated to reflect the 2- for- 1common stock split declared on April 15, 2003, issued June 2, 2003 to common stockholders of record May 19, 2003.

See Accompanying Notes to Consolidated Financial Statements

Center Bancorp, Inc.
Consolidated Statements of Income
(unaudited)

                                                                 Three Months Ended              Six Months Ended
                                                                       June 30,                       June 30,
(Dollars in thousands, except per share data)                   2003            2002            2003            2002
--------------------------------------------------------------------------------------------------------------------
Interest income:
Interest and fees on loans                                $    3,522      $    3,756      $    7,108      $    7,429
Interest and dividends on investment securities:
Taxable interest income                                        4,874           6,371          10,419          12,923
Nontaxable interest income                                       680             150             987             301
Interest on Federal funds sold and securities
purchased under agreement to resell                                0               7               0               9
--------------------------------------------------------------------------------------------------------------------
Total interest income                                          9,076          10,284          18,514          20,662
--------------------------------------------------------------------------------------------------------------------
Interest expense:
Interest on certificates of deposit $100,000 or more              86             115             238             289
Interest on other deposits                                     1,666           2,165           3,463           4,356
Interest on short-term borrowings                              1,455           1,331           2,741           2,643
--------------------------------------------------------------------------------------------------------------------
Total interest expense                                         3,207           3,611           6,442           7,288
--------------------------------------------------------------------------------------------------------------------
Net interest income                                            5,869           6,673          12,072          13,374
Provision for loan losses                                         79              90             159             180
--------------------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses            5,790           6,583          11,913          13,194
--------------------------------------------------------------------------------------------------------------------
Other income:
Service charges, commissions and fees                            421             395             838             774
Other income                                                     136              95             247             165
BOLI                                                             179             191             359             371
Gain on securities sold                                            6              56             237             242
--------------------------------------------------------------------------------------------------------------------
Total other income                                               742             737           1,681           1,552
--------------------------------------------------------------------------------------------------------------------
Other expense:
Salaries and employee benefits                                 2,676           2,282           5,327           4,582
Occupancy expense, net                                           444             382             972             838
Premises and equipment expense                                   447             395             894             784
Stationery and printing expense                                  131             148             305             304
Marketing and advertising                                        112             163             289             356
Other expenses                                                   803             847           1,559           1,808
--------------------------------------------------------------------------------------------------------------------
Total other expense                                            4,613           4,217           9,346           8,672
--------------------------------------------------------------------------------------------------------------------
Income before income tax expense                               1,919           3,103           4,248           6,074
Income tax expense                                               412           1,016           1,055           1,952
--------------------------------------------------------------------------------------------------------------------
Net income                                                $    1,507      $    2,087      $    3,193      $    4,122
--------------------------------------------------------------------------------------------------------------------
Earnings per share
Basic                                                     $     0.18      $     0.25      $     0.38      $     0.49
Diluted                                                   $     0.18      $     0.25      $     0.37      $     0.49
====================================================================================================================
Average weighted common shares outstanding
Basic                                                      8,465,762       8,395,686       8,453,192       8,371,008
Diluted                                                    8,554,098       8,462,380       8,541,942       8,438,920
====================================================================================================================

All common share and per common share amounts have been adjusted to reflect the 2-for-1 common split declared April 15, 2003 and issued June 2, 2003 to common stockholders of record May 19, 2003.

See Accompanying Notes to Consolidated Financial Statements

Center Bancorp, Inc.
Consolidated Statements of Cash Flows
(unaudited)

                                                                          Six Months Ended
                                                                              June 30
(Dollars in thousands)                                                  2003            2002
--------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                         $   3,193       $   4,122
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization                                            888             835
Provision for loan losses                                                159             180
Gain on sales of investment securities available-for-sale               (237)           (242)
Increase in accrued interest receivable                                 (313)           (393)
Decrease (Increase) in other assets                                      262            (174)
Increase in Cash Surrender Value of Bank Owned Life Insurance           (359)           (371)
Increase in other liabilities                                            944           1,236
Amortization of premium and accretion of
discount on investment securities, net                                 3,182             533
--------------------------------------------------------------------------------------------
Net cash provided by operating activities                              7,719           5,726
--------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of securities available-for-sale            128,049          65,812
Purchase of FHLB stock                                                (2,500)           (880)
Proceeds from maturities of securities held-to-maturity               98,193          41,148
Proceeds from sales of securities available-for-sale                  57,667          34,956
Purchase of securities available-for-sale                           (229,946)        (84,891)
Purchase of securities held-to-maturity                              (70,411)        (58,032)
Net increase in loans                                                (39,209)        (16,329)
Property and equipment expenditures, net                              (1,609)         (1,716)
--------------------------------------------------------------------------------------------
Net cash used in investing activities                                (59,766)        (19,932)
--------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase  in deposits                                 (35,400)         48,170
Dividends paid                                                        (1,483)         (1,309)
Proceeds from issuance of common stock                                   697             687
Net increase (decrease) in borrowings                                 89,095          (2,282)
--------------------------------------------------------------------------------------------
Net cash provided by financing activities                             52,909          45,266
--------------------------------------------------------------------------------------------
Net increase in cash and cash equivalents                                862          31,060
--------------------------------------------------------------------------------------------
Cash and cash equivalents at beginning of period                   $  23,220       $  29,668
Cash and cash equivalents at end of period                         $  24,082       $  60,728
--------------------------------------------------------------------------------------------
Supplemental disclosures of cash flow information:
Interest paid on deposits and short-term borrowings                $   6,291       $   7,258
Income taxes                                                       $   1,495       $   1,810

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

In the opinion of Management, all adjustments necessary for a fair presentation of the Corporation's financial condition and results of operations for the interim periods have been made. Such adjustments are of a normal recurring nature. Certain reclassifications have been made for 2002 to conform to the classifications presented in 2003. Results for the period ended June 30, 2003 are not necessarily indicative of results for any other interim period or for the entire fiscal year. Reference is made to the Corporation's Annual Report on Form 10-K for the year ended December 31, 2002 for information regarding accounting principles.

Note 2: Recent Accounting Pronouncements

SFAS No. 149

Statement of Financial Accounting Standards No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," was issued on April 30, 2003. The Statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133. This statement is effective for contracts entered into or modified after June 30, 2003. The adoption of this Statement is not expected to have a significant effect on the Company's consolidated financial statements.

SFAS No. 150

The Financial Accounting Standards Board (FASB) has issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". The Statement improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. The new Statement requires that those instruments be classified as liabilities in statements of financial position.

Statement 150 affects the issuer's accounting for three types of freestanding financial instruments. One type is mandatorily redeemable shares, which the issuing company is obligated to buy back in exchange for cash or other assets. A second type, which includes put options and forward purchase contracts, involves instruments that do or may require the issuer to buy back some of its shares in exchange for cash or other assets. The third type of instruments that are liabilities under this Statement is obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuers' shares. Statement 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety.

In addition to its requirements for the classification and measurement of financial instruments in its scope, Statement 150 also requires disclosures about alternative ways of settling the instruments and the capital structure of entities, all of whose shares are mandatorily redeemable. Statement 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The initial adoption of statement 150 did not have an impact on the corporations consolidated financial statements.


Note 3-Comprehensive Income

The following table outlines the Corporations comprehensive income for the three and six months ended June 30, 2003 and 2002.

Comprehensive Income                                                  Three Months         Six Months
                                                                     Ended June 30,      Ended June 30,
(Dollars in thousands)                                              2003       2002      2003      2002
-----------------------------------------------------------------------------------------------------------
Net Income                                                           $1,507     $2,087    $3,193    $4,122
Other comprehensive income
Unrealized holding gains arising
during the period, net of taxes                                       2,637        567     2,686     1,186
Less reclassification adjustment for gains
included in net income (net of taxes)                                    (4)       (37)     (156)     (160)
Other total comprehensive income                                      2,633        530     2,530     1,026
Total comprehensive income                                           $4,140     $2,617    $5,723    $5,148
===========================================================================================================

Note 4-Earnings Per Share Reconcilement

The following is a reconciliation of the calculation of basic and diluted earnings per share.

                                                                      Three Months         Six Months
                                                                     Ended June 30,      Ended June 30,
(In thousands, except per share data)                               2003       2002      2003      2002
-----------------------------------------------------------------------------------------------------------
Net Income                                                           $1,507     $2,087    $3,193    $4,122
Weighted Average Shares                                               8,466      8,396     8,453     8,371
Effect of Dilutive Stock Options                                         88         66        89        68
Total Weighted Average Dilutive Shares                                8,554      8,462     8,542     8,439
Basic Earnings per Share                                              $0.18      $0.25     $0.38     $0.49
Diluted Earnings per Share                                            $0.18      $0.25     $0.37     $0.49
-----------------------------------------------------------------------------------------------------------

All common share and per common share amounts have been adjusted to reflect the 2-for-1 common split declared April 15, 2003 and issued June 2, 2003 to common stockholders of record May 19, 2003.

The following table illustrates the effect on net income and earnings per share if the Corporation had applied the fair value recognition provision of FASB Statement No. 123, Accounting for Stock Based Compensation, to the Corporation's stock option plans. Stock-based employee compensation cost under the fair value method was measured using the following weighted-average assumptions for options granted, dividend yield of 4.0 percent, risk-free interest rate of 4.34 percent expected volatility of 31.99 percent expected term of 6.0 years and turnover rate of 0.0 percent.

                                                     Three Months                  Six Months
                                                    Ended June 30,               Ended June 30,
(In thousands, except per share data)           2003           2002           2003           2002
---------------------------------------------------------------------------------------------------
Net Income, as reported                      $   1,507      $   2,087      $   3,193      $   4,122
Add: Compensation expense
 recognized for restricted stock award,
net of related tax effect                            9              9              9              9
Deduct:  total stock -
based employee compensation expense
determined under fair,
value based method, all awards
Net of related tax effect                           15             13             31             26
---------------------------------------------------------------------------------------------------
Pro forma net income                         $   1,501      $   2,083      $   3,171      $   4,105
Earnings per share:
Basic - as reported                          $    0.18      $    0.25      $    0.38      $    0.49
Basic - pro forma                            $    0.18      $    0.25      $    0.38      $    0.49
---------------------------------------------------------------------------------------------------
Diluted - as reported                        $    0.18      $    0.25      $    0.37      $    0.49
Diluted - pro forma                          $    0.18      $    0.25      $    0.37      $    0.49


All common share and per common share amounts have been adjusted to reflect the 2-for-1 common split declared April 15, 2003 and issued June 2, 2003 to common stockholders of record May 19, 2003.

ITEM 2-Management's Discussion & Analysis of Financial Condition and Results of Operations

Cautionary Statement Concerning Forward-Looking Statements

This Quarterly Report on Form 10-Q, both in the Management's Analysis and Discussion and elsewhere, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are not historical facts and include expressions about management's confidence and strategies and management's expectations about new and existing programs and products, acquisitions, relationships, opportunities, taxation, technology and market conditions. These statements may be identified by an (*) or such forward-looking terminology as "expect," "anticipate," "look," "view," "opportunities," "allow," "continues," "reflects," "believe," "may," "will" or similar statements or variations of such terms. Such forward-looking statements involve certain risks and uncertainties. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, but are not limited to, unanticipated deposit out flows, deposit growth, the direction of the economy in New Jersey, continued levels of loan quality and origination volume, continued relationships with major customers, as well as the effects of general economic conditions and legal and regulatory barriers and the development of new tax strategies or the disallowance of prior tax strategies. Actual results may differ materially from such forward-looking statements. The Corporation assumes no obligation for updating any such forward-looking statement at any time.

Critical Accounting Policies

The Corporation's business is dynamic and complex. Consequently, management must exercise judgment in choosing and applying accounting policies and methodologies. These choices are important; not only are they necessary to comply with accounting principles generally accepted in United States, they also reflect the exercise of management's judgment in determining the most appropriate manner in which to record and report the Corporation's overall financial performance. All accounting policies are important, and all policies contained in Note 1 ("Summary of Significant Accounting Policies") of the Corporation's 2002 Annual Report on Form 10K, should be reviewed for greater understanding of how the Corporation's financial performance is recorded and reported.


In management's opinion, some areas of accounting are likely to have a more significant effect than others on the Corporation's financial results and expose those results to potentially greater volatility. This is because they apply to areas of relatively greater business importance and/or require management to exercise judgment in making assumptions and estimates that affect amounts reported in the financial statements. Because these assumptions and estimates are based on current circumstances, they may change over time or prove to be inaccurate based on actual experience. For the Corporation, the area that relies most heavily on the use of assumptions and estimates includes but is not limited to accounting for the allowance for loan losses. The Corporation's accounting policies related to this area are discussed in Note 1 of the Corporation's 2002 Annual Report on Form 10 K, and further described on page 17 of this Quarterly Report on Form 10-Q under "Allowance for Loan Losses and Related Provision."

Earnings Analysis

Net income for the six months ended June 30, 2003 amounted to $3,193,000 compared to $4,122,000 earned for the comparable six-month period ended June 30, 2002. On a per diluted share basis, earnings decreased to $.37 per share as compared with $.49 per share for the six-months ended June 30, 2002. All common stock per share amounts have been restated to reflect the 2 for 1 common stock split declared April 15, 2003, to stockholders of record May 19, 2003 and distributed June 2, 2003. The annualized return on average assets decreased to ..75 percent compared with 1.13 percent for the comparable six-month period in 2002. The annualized return on average stockholders' equity was 12.23 percent for the six-month period ended June 30, 2003 as compared to 17.62 percent for the six-months ended June 30, 2002. Earnings performance for the first six months of 2003 primarily reflects a lower level of net interest income due to margin compression and increased non-interest expense offset in part by a reduction in the effective tax rate.

Net income for the three -months ended June 30, 2003 amounted to $1,507,000 as compared to $2,087,000 earned for the comparable three-month period ended June 30, 2002. On a per diluted share basis, earnings decreased to $.18 per share as compared with $.25 per share for the three-months ended June 30, 2002. The annualized return on average assets decreased to .69 percent compared with 1.15 percent for the comparable three-month period in 2002. The annualized return on average stockholders' equity was 11.39 percent for the three-month period ended June 30, 2003 as compared to 17.66 percent for the three months ended June 30, 2002. As with the six month comparisons, earnings performance for the three months ended June 30, 2003 primarily reflects a lower level of net interest income due to margin compression and increased non-interest expense offset in part by a reduction in the effective tax rate.

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

Financial institutions typically analyze earnings performance on a tax equivalent basis as a result of certain disclosure obligations, which require the presentation of tax equivalent data and in order to assist financial statement readers in comparing data from period to period. The following table presents the components of net interest income (on a tax equivalent basis) for the three and six months ended June 30, 2003 and 2002.

Net Interest Income
(dollars in thousands)                              Three Months Ended               Six Months Ended
                                                         June 30,        Percent         June 30,           Percent
                                                     2003       2002      Change      2003      2002         Change
--------------------------------------------------------------------------------------------------------------------
Interest income:
Investments                                        $ 5,904    $6,598     (10.52%)   $11,914   $ 13,379      (10.95%)
Loans, including fees                                3,522     3,756      (6.23%)     7,108      7,429       (4.32%)
Federal funds sold and securities sold
under agreements to repurchase                           0         7    (100.00%)         0          9     (100.00%)
Total interest income                                9,426    10,361      (9.02%)    19,022     20,817       (8.62%)
--------------------------------------------------------------------------------------------------------------------
Interest expense:
Certificates $100,000 or more                           86       115      25.22%        238        289      (17.65%)
Savings and Time Deposits                            1,666     2,165     (23.05%)     3,463      4,356      (20.50%)
FHLB advances                                        1,059       832       27.28      1,976      1,654       19.47%
Borrowings                                             396       499     (20.64%)       765        989      (22.65%)
--------------------------------------------------------------------------------------------------------------------
Total interest expense                               3,207     3,611     (11.19%)     6,442     $7,288      (11.61%)
--------------------------------------------------------------------------------------------------------------------
Net interest income on a fully
tax-equivalent basis                                 6,219     6,750      (7.87%)    12,580     13,529       (7.01%)
--------------------------------------------------------------------------------------------------------------------
Tax-equivalent adjustment                             (350)      (77)    354.55%       (508)      (155)     227.74%
Net interest  income *                             $ 5,869    $6,673     (12.05%)   $12,072   $ 13,374       (9.74%)
--------------------------------------------------------------------------------------------------------------------

* Before the provision for loan losses. NOTE: The tax-equivalent adjustment was computed based on an assumed statutory Federal income tax rate of 34 percent. Adjustments were made for interest accrued on securities of state and political subdivisions.

Net interest income on a fully tax-equivalent basis decreased $949,000 or 7.01 percent to approximately $12.6 million for the six months ended June 30, 2003, from $13.5 million for the comparable period in 2002. For the six months ended June 30, 2003, the net interest margin decreased 83 basis points to 3.18 percent from 4.01 percent due primarily to lower rates earned on interest earning assets. For the six months ended June 30, 2003, a decrease in the average yield on interest earning assets of 138 basis points was only partially offset by a decrease in the average cost of interest-bearing liabilities of 68 basis points, which was not sufficient to sustain the Corporation's net interest margins.

Net interest income on a fully tax-equivalent basis decreased $531,000 or 7.9 percent to $6.2 million for the three months ended June 30, 2003, from $6.8 million for the comparable period in 2002. For the three months ended June 30, 2003, the net interest margin decreased 95 basis points to 3.05 percent from
4.00 percent due primarily to lower rates earned on interest-earning assets. For the three-months ended June 30, 2003, a decrease in the average yield on interest earning assets of 152 basis points was only partially offset by a decrease in the average cost of interest-bearing liabilities of 72 basis points, which was not sufficient to sustain the Corporation's net interest margins.

Interest income on a full-tax-equivalent basis for the six-month period ended June 30, 2003 decreased by $1,795,000 or 8.62 percent, versus the comparable period ended June 30, 2002. This decrease, reflecting the decline in the yield on this portfolio, occurred notwithstanding an increase in average earning assets. The Corporation's loan portfolio increased on average $24.5 million to $242.4 million from $218.0 million in the same period of 2002. This growth was primarily driven by growth in commercial loans and commercial and residential mortgages. The loan portfolio represented
30.6 percent of the Corporation's interest earning assets (on average) during the first six months of 2003 and 32.3 percent in the same period in 2002. Average investment volume during the period increased $94.4 million on average compared to 2002. The growth in earning assets was funded primarily through increased levels of money market and savings deposits, and borrowings.

For the three-month period ended June 30, 2003 interest income on a tax-equivalent basis decreased by $935,000 or 9.02 percent over the comparable three-month period in 2002. This decrease, also reflecting the decline in the yield on this portfolio, occurred notwithstanding an increase in average earning assets. The Corporation's loan portfolio increased on average $26.9 million to $249.3 million from $222.4 million in the same quarter in 2002, primarily driven by growth in commercial loans and commercial and residential mortgages. The loan portfolio represented approximately 30.6 percent of the Corporation's interest earning assets (on average) during the second quarter of 2003 and 32.9 percent in the same quarter in 2002. Average investment volume increased during the period $114.5 million on average compared to 2002. The growth in earning assets was funded primarily through increased levels of money market and savings deposits, and borrowings.

The factors underlying the year-to year changes in net interest income are reflected in the tables appearing on pages 11, 13, 14 and 15, each of which has been presented on a tax-equivalent basis (assuming a 34 percent tax rates). The table on pages 14 and 15 (Average Balance Sheet with Interest and Average Rates) shows the Corporation's consolidated average balance of assets, liabilities, and stockholders' equity, the amount of income produced from interest-earning assets and the amount of expense resulting from interest-bearing liabilities and the interest income as a percentage of average interest-earning assets, for the six and three month periods ended June 30, 2003 and 2002. The table presented on page 13 (Analysis of Variance in Net Interest Income Due to Volume and Rates) quantifies the impact on net interest income resulting from changes in average balances and average rates over the periods presented; any change in interest income or expense attributable to both changes in volume and changes in rate has been allocated in proportion to the relationship of the absolute dollar amount of change in each category.

Average Federal funds sold and securities purchased under agreements to resell decreased both for the six and three month periods in 2003 compared to 2002. For the six months ended June 30, 2003 the decrease amounted to approximately $999,000. For the three months ended June 30, 2003 the decrease amounted to approximately $1.4 million.

Interest  expense for the six months ended June 30, 2003  decreased  $846,000 or
11.6 percent from the comparable six-month period ended June 30, 2002, as a result of a decline in interest rates coupled with higher average volumes of lower cost interest-bearing liabilities and borrowings. A $2.4 million decrease in interest expense attributable to decreased rates brought about by the actions of the Federal Reserve in lowering interest rates was offset in part by a $1.5 million increases in interest expense attributable to volume related factors.

Interest expense for the three months ended June 30, 2003 decreased  $404,000 or
11.2 percent from the comparable three-month period ended June 30, 2002, as a result of a decline in interest rates and coupled with higher average volumes of lower cost interest-bearing liabilities and borrowings. A $1.3 million decrease in interest expense attributable to decreased rates brought about by the actions of the Federal Reserve in lowering interest rates was offset in part by an $880,000 increase in interest expense attributable to volume related factors.

For both the three and six month periods, short-term interest rates have decreased as a result of monetary policy promulgated by the Federal Reserve Open Market Committee. The Fed has lowered the Federal Funds index rate on, November 6 , 2002 and June 25, 2003. Since June 2002 the Federal Funds rate has fallen 75 basis points.

For the six months ended June 30, 2003, the Corporation's net interest spread on a tax-equivalent basis (i.e. interest income on a tax-equivalent basis as a percent of average interest-earning-assets less interest expense as a percent of total interest bearing liabilities) decreased to 2.90 percent from 3.60 percent for the six months ended June 30, 2002. The decrease reflected a narrowing of spreads between yields earned on loans and investments and rates paid for supporting funds. Net interest margins contracted due in part to a decline in interest rates, despite the volumes of interest-bearing checking, money market and savings deposits in addition to short-term borrowings. The Federal Reserve open market committee lowered interest rates for a thirteenth time on June 25, 2003, 25 basis points to a 45-year low of 1.0 percent. Although the yield on interest-earning assets declined to 4.80 percent from 6.18 percent in 2002 (a change of 138 basis points), this change was partially offset by lower rates paid for interest-bearing liabilities coupled with a change in the mix of interest-bearing liabilities. The total cost of interest-bearing liabilities decreased to 1.90 percent, a change of 68 basis points, for the six months ended June 30, 2003 from 2.58 percent for the six months ended June 30, 2002.

For the three months ended June 30, 2003, the Corporation's net interest spread on a tax-equivalent basis decreased to 2.78 percent from 3.58 percent for the three months ended June 30, 2002. The decrease reflected a narrowing of spreads between yields earned on loans and investments and rates paid for supporting funds. Net interest margins compressed due primarily to a continued decline in interest rates. The protracted lower interest rate environment has had a negative effect on interest margins. Rates fell an additional 25 basis point during the quarter as the Federal Reserve lowered the target Federal Funds rate on June 25. The Fed had lowered the federal funds index 13 times from 6.5% over the past two years. Although the yield on interest-earning assets declined to
4.63 percent from 6.15 percent in 2002 (a change of 152 basis points), this change was offset in part by lower rates paid for interest-bearing liabilities coupled with a change in the mix of interest-bearing liabilities. The total cost of interest-bearing liabilities decreased to 1.85 percent or 72 basis points, for the three months ended June 30, 2003 from 2.57 percent for the three months ended June 30, 2002.

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

Analysis of Variance in Net Interest Income on a Tax Equivalent Basis Due to Volume and Rates


(Tax-Equivalent Basis)                        Three Months Ended 6/30/03                Six Months Ended 6/30/03
                                            2003/2002 Increase/(Decrease)            2003/2002 Increase/(Decrease)
                                                  Due to Change in:                          Due to Change in:
                                         -----------------------------------------------------------------------------
(dollars in thousands)                    Average      Average           Net        Average       Average       Net
Interest-earning assets                   Volume         Rate          Change       Volume         Rate        Change
----------------------------------------------------------------------------------------------------------------------
Investment Securities
Taxable                                  $   770       $(2,267)      $(1,497)      $ 1,561       ($4,065)      ($2,504)
Non-taxable                                  841           (38)          803         1,101           (62)        1,039
Federal funds sold and securities
purchased under agreement to resell           (7)            0            (7)           (9)            0            (9)
Loans, net of unearned discount              423          (657)         (234)          782        (1,103)         (321)
----------------------------------------------------------------------------------------------------------------------
Total interest-earning assets            $ 2,027       $(2,962)      $  (935)      $ 3,435       ($5,230)      ($1,795)
----------------------------------------------------------------------------------------------------------------------
Interest-bearing liabilities:
Money Market deposits                    $    (8)      $  (184)      $  (192)      $   (44)      $  (366)      $  (410)
Savings deposits                              (1)         (533)         (534)           (1)         (886)         (887)
Time deposits                                192           106           298           549            (8)          541
Other interest-bearing deposits                0          (100)         (100)           17          (205)         (188)
Borrowings                                   697          (552)          145         1,028          (897)          131
Trust Preferred                                0           (21)          (21)            0           (33)          (33)
----------------------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities       $   880       $(1,284)      $  (404)      $ 1,549       $(2,395)      $  (846)
----------------------------------------------------------------------------------------------------------------------
Change in net interest income            $ 1,147       $(1,678)      $  (531)      $ 1,886       ($2,835)      $  (949)
----------------------------------------------------------------------------------------------------------------------

The following table, "Average Balance Sheet with Interest and Average Rates", presents for the six months ended June 30, 2003 and 2002 the Corporation's average assets, liabilities and stockholders' equity. The Corporation's net interest income, net interest spreads and net interest income as a percentage of interest-earning assets are also reflected.

Average Balance Sheet with Interest and Average Rates

                                                                               Six Month
                                                                          Period Ended June 30,
                                                                   2003                         2002
-----------------------------------------------------------------------------------------------------------------
                                                                 Interest Average             Interest Average
                                                      Average    Income/  Yield/  Average     Income/  Yield/
(tax equivalent basis, dollars in thousands)          Balance    Expense  Rate    Balance     Expense  Rate
-----------------------------------------------------------------------------------------------------------------
Assets
Interest-earning assets:
Investment securities:(1)
Taxable                                                 $500,617  $10,419   4.16%    $441,898  $12,923     5.85%
Non-taxable                                               48,778    1,495   6.13%      13,071      456     6.98%
Federal funds sold and securities
purchased under agreement to resell                            0        0       0         999        9     1.80%
Loans, net of unearned income (2)                        242,445    7,108   5.86%     217,984    7,429     6.82%
-----------------------------------------------------------------------------------------------------------------
Total interest-earning assets                           $791,840  $19,022   4.80%     673,952   20,817     6.18%
-----------------------------------------------------------------------------------------------------------------
Non-interest earning assets
Cash and due from banks                                   21,907                       18,387
BOLI                                                      14,301                       13,545
Other assets                                              26,756                       23,201
Allowance for possible loan losses                        (2,571)                      (2,260)
-----------------------------------------------------------------------------------------------------------------
Total non-interest earning assets                         60,393                       52,873
-----------------------------------------------------------------------------------------------------------------
Total assets                                            $852,233                     $726,825
-----------------------------------------------------------------------------------------------------------------
Liabilities and stockholders' equity
Interest-bearing liabilities:
Money Market deposits                                    $95,351      570   1.20%    $100,080      980     1.96%
Savings deposits                                         156,450    1,039   1.33%     156,504    1,926     2.46%
Time deposits                                            143,884    1,867   2.60%     101,553    1,326     2.61%
Other interest bearing deposits                           69,835      225   0.64%      67,047      413     1.23%
Borrowings                                               201,477    2,494   2.48%     130,497    2,363     3.62%
Trust Preferred                                           10,000      247   4.94%      10,000      280     5.60%
-----------------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities                       676,997    6,442   1.90%     565,681    7,288     2.58%
-----------------------------------------------------------------------------------------------------------------
Noninterest-bearing liabilities:
Demand deposits                                          117,322                      108,047
Other noninterest-bearing deposits                           468                          511
Other liabilities                                          5,251                        5,817
-----------------------------------------------------------------------------------------------------------------
Total noninterest-bearing liabilities                    123,041                      114,375
-----------------------------------------------------------------------------------------------------------------
Stockholders' equity                                      52,195                       46,769
-----------------------------------------------------------------------------------------------------------------
Total liabilities and
stockholders' equity                                    $852,233                    $ 726,825
-----------------------------------------------------------------------------------------------------------------
Net interest income (tax-equivalent basis)                        $12,580                      $13,529
Net Interest Spread                                                         2.90%                          3.60%
-----------------------------------------------------------------------------------------------------------------
Net interest income as percent
of earning-assets                                                           3.18%                          4.01%
-----------------------------------------------------------------------------------------------------------------
Tax equivalent adjustment (3)                                        (508)                        (155)
-----------------------------------------------------------------------------------------------------------------
Net interest income                                               $12,072                      $13,374
-----------------------------------------------------------------------------------------------------------------

(1)      Average  balances  for  available-for-sale   securities  are  based  on
         amortized cost
(2)      Average balances for loans include loans on non-accrual status
(3) The tax-equivalent adjustment was computed based on a statutory Federal income tax rate of 34 percent

The following table, "Average Balance Sheet with Interest and Average Rates", presents for the three months ended June 30, 2003 and 2002 the Corporation's average assets, liabilities and stockholders' equity. The Corporation's net interest income, net interest spreads and net interest income as a percentage of interest-earning assets are also reflected.

Average Balance Sheet with Interest and Average Rates


                                                                            Three Month
                                                                         Period Ended June 30,
                                                                  2003                         2002
----------------------------------------------------------------------------------------------------------------
                                                                Interest Average            Interest   Average
                                                      Average   Income/  Yield/   Average   Income/    Yield/
(tax equivalent basis, dollars in thousands)          Balance   Expense  Rate     Balance   Expense    Rate
----------------------------------------------------------------------------------------------------------------
Assets
 Interest-earning assets:
 Investment securities:(1)
 Taxable                                               $495,838   $4,874    3.93%  $437,444     $6,371    5.83%
Non-taxable                                              69,097    1,030    5.96%    13,020        227    6.97%
Federal funds sold and securities
purchased under agreement to resell                           0        0        0     1,352          7    2.07%
Loans, net of unearned income (2)                       249,340    3,522    5.65%   222,389      3,756    6.76%
----------------------------------------------------------------------------------------------------------------
  Total interest-earning assets                        $814,275   $9,426    4.63%   674,205     10,361    6.15%
----------------------------------------------------------------------------------------------------------------
Non-interest earning assets
 Cash and due from banks                                 20,930                      18,856
 BOLI                                                    14,395                      13,641
 Other assets                                            27,338                      23,825
Allowance for possible loan losses                       (2,609)                     (2,296)
----------------------------------------------------------------------------------------------------------------
  Total non-interest earning assets                      60,054                      54,026
----------------------------------------------------------------------------------------------------------------
  Total assets                                         $874,329                    $728,231
----------------------------------------------------------------------------------------------------------------
Liabilities and stockholders' equity
Interest-bearing liabilities:
 Money Market deposits                                  $90,331      264    1.17%   $91,934        456    1.98%
 Savings deposits                                       157,419      519    1.32%   157,634      1,053    2.67%
 Time deposits                                          133,797      872    2.61%   102,764        574    2.23%
 Other interest bearing deposits                         67,461       97    0.58%    67,446        197    1.17%
 Borrowings                                             235,974    1,333    2.26%   132,198      1,188    3.59%
Trust Preferred                                          10,000      122    4.88%    10,000        143    5.60%
----------------------------------------------------------------------------------------------------------------
  Total interest-bearing liabilities                    694,982    3,207    1.85%   561,976      3,611    2.57%
----------------------------------------------------------------------------------------------------------------
Noninterest-bearing liabilities:
Demand deposits                                         120,611                     112,506
Other noninterest-bearing deposits                          453                         509
Other liabilities                                         5,369                       5,971
----------------------------------------------------------------------------------------------------------------
 Total noninterest-bearing liabilities                  126,433                     118,986
----------------------------------------------------------------------------------------------------------------
Stockholders' equity                                     52,914                      47,269
----------------------------------------------------------------------------------------------------------------
 Total liabilities and
 stockholders' equity                                  $874,329                    $728,231
----------------------------------------------------------------------------------------------------------------
Net interest income (tax-equivalent basis)                        $6,219                        $6,750
Net Interest Spread                                                         2.78%                         3.58%
----------------------------------------------------------------------------------------------------------------
Net interest income as percent
of earning-assets                                                           3.05%                         4.00%
----------------------------------------------------------------------------------------------------------------
Tax equivalent adjustment (3)                                       (350)                          (77)
Net interest income                                               $5,869                       $ 6,673
----------------------------------------------------------------------------------------------------------------

(1)      Average  balances  for  available-for-sale   securities  are  based  on
         amortized cost
(2)      Average balances for loans include loans on non-accrual status
(3) The tax-equivalent adjustment was computed based on a statutory Federal income tax rate of 34 percent

Investments

For the six months ended June 30, 2003, the average volume of investment securities increased to approximately $549.4 million, or 69.4 percent of average earning assets, an increase of $94.4 million on average as compared to the same period in 2002. The tax-equivalent yield on investments decreased by 154 basis points to 4.34 percent from a yield of 5.88 percent during the six month period ended June 30, 2003. The 154 basis points decline in yield on the portfolio was attributable to lower rates that prevailed for both additional volume added to the portfolio coupled with purchases made to replace maturing and called investments made at lower rates. Heightened prepayment speeds also contributed to the acceleration of the downward repricing of yield on mortgage-related securities in the portfolio. The volume related figures during the six month period ended June 30, 2003 contributed an increase in revenue of $2.7 million, while rate related changes amounted to a decline in revenue of $4.1 million. The increased size of the investment portfolio for both the six and three months ended June 30, 2003 largely reflects the Corporation's leverage strategies, coupled with the investment of excess deposits.

For the three months ended June 30, 2003, the average volume of investment securities, increased to approximately $564.9 million, or 69.4 percent of average earning assets, an increase of $114.5 million on average as compared to the same period in 2002. The tax-equivalent yield on investments decreased by 168 basis points to 4.18 percent from a yield of 5.86 percent during the three month period ended June 30, 2003. The 168 basis points decline in yield on the portfolio was attributable primarily to the lower interest rate environment which increased the volume of securities called from the portfolio coupled with extraordinary prepayment levels negatively affecting the returns on mortgage related securities. Heightened prepayment levels during 2003 have led to accelerated prepayments on these securities and the increased volume of additional cash flow was reinvested at lower rates than in comparable periods. The volume related figures during the three-month period ended June 30, 2003 contributed an increase in revenue of $1.6 million, while rate related changes amounted to a decline of $2.3 million. At June 30, 2003, the principal components of the investment portfolio are U.S. Government Federal Agency callable and non-callable securities, including agency issued collateralized mortgage obligations, corporate securities and municipals.

The impact of repricing activity on investment yields was increased to some extent, for both the three and six month periods ended June 30, 2003, by the change in portfolio mix and shortening of portfolio duration. In addition, there was some portfolio extension where risk is relatively minimal within the portfolio, resulting in wider spreads. The Corporation also carried on average $15.3 million and $18.0 million, in short-term overnight money market and federal funds as compared with $15.4 million and $17.2 million for the comparable three and six month periods in 2002, respectively. These funds carried significantly lower rates than other securities in the portfolio (on average 1.63 percent and 1.47 percent for the three and six month periods, respectively, compared to 1.89 percent and 1.98 percent earned on these overnight funds for the comparable period in 2002.) and contributed to the decline in yield as compared to the comparable periods in 2002. The increased volume of such overnight funds in both the six and three month periods was for liquidity purposes.

Securities available-for-sale is a part of the Corporation's interest rate risk management strategy and may be sold in response to changes in interest rates, changes in prepayment risk, liquidity management and other factors. For the three and six-month period ended June 30, 2003 the Corporation sold from its available-for-sale portfolio securities totaling approximately $5.0 million and $57.7 million, respectively.

At June 30, 2003 the net unrealized gain carried as a component of other comprehensive income and included in shareholders' equity net of tax amounted to a net unrealized gain of $4.7 million as compared with an unrealized gain of $2.1 million at June 30, 2002, resulting from a decline in interest rates fostered by the Federal Open Market Committee's actions to continue to lower the Federal Funds target rate, most recently by 25 basis points on June 25, as an economic stimulus.

Loans

Loan growth during the six months ended June 30, 2003 occurred primarily in the residential 1-4 family home equity loans and commercial loan portfolio. This growth resulted from the Corporation's business development efforts, aggressive marketing campaigns on its home equity and 10- year residential mortgage loan products. These have been enhanced in recent years by the Corporation's expanded branch network. The decrease in the loan portfolio yields for the three and six month periods was the result of the decline in interest rates as compared with the comparable period in 2002, coupled with a competitive rate pricing structure maintained by the Corporation to attract new loans and further-by the heightened competition for lending relationships that exists in the Corporation's market. The Corporation's desire to grow this segment of the earning-asset mix is reflected in its current business development plan and marketing plans, as well as its short-term strategic plan.

Analyzing the loan portfolio for the six-month period ended June 30, 2003, average loan volume increased $24.5 million or 11.2 percent, while portfolio yield decreased by 96 basis points as compared with the same period in 2002. The volume related factors during the period-contributed increased revenue of $782,000 while rate related changes amounted to a reduction in income of $1.1 million. Total average loan volume increased to $242.4 million with a net interest yield of 5.86 percent, as compared to $218.0 million with a yield of
6.82 percent for the six months ended June 30, 2002.

For the three months ended June 30, 2003, average loan volume increased $27.0 million or 12.1 percent, while portfolio yield decreased by 111 basis points as compared with the same period in 2002. The volume related factors during the period-contributed increased revenue of $423,000 while rate related changes amounted to a decline in revenue of $657,000. Total average loan volume increased to $249.3 million with a net interest yield of 5.65 percent, as compared to $222.4 million with a yield of 6.76 percent for the three months ended June 30, 2002.

Allowance for Loan Losses

The purpose of the allowance for loan losses is to absorb the impact of losses inherent in the loan portfolio. Additions to the allowance are made through provisions charged against current operations and through recoveries made on loans previously charged-off. The allowance for loan losses is maintained at an amount considered adequate by management to provide for potential credit losses inherent in the loan portfolio based upon a periodic evaluation of the risk characteristics of the loan portfolio. The amount of the loan loss provision and the level of the allowance for loan losses are critical accounting policies of the Corporation. In establishing an appropriate allowance, an assessment of the individual borrowers, a determination of the value of the underlying collateral, a review of historical loss experience, a review of peer group loss experience and an analysis of the levels and trends of loan categories, delinquencies, and problem loans are considered. Such factors as the level and trend of interest rates and current economic conditions are also reviewed. At June 30, 2003, the allowance amounted to $2,655,000 as compared to $2,498,000 at December 31, 2002, and $2,343,000 at June 30, 2002. The Corporation had a provision to the allowance for loan losses during the six and three month periods ended June 30, 2003 amounting to $159,000 and $79,000, respectively, compared to $180,000 and $90,000 during the six and three month periods ended June 30, 2002, respectively. The additions to the provision during the six and three month periods of 2003 was reflected the loan volume recorded during the periods and the Corporation's focus on the changing composition of the commercial and residential real estate loan portfolios.

At June 30, 2003, the allowance for loan losses amounted to .99 percent of total loans, as compared with 1.03 percent at June 30, 2002. In management's view, the level of the allowance as of June 30, 2003 is adequate to cover the risk of loss inherent in the loan portfolio. The Corporation's statements herein regarding the adequacy of the allowance for loan losses constitute "Forward-Looking Statement" under the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from management's analysis, based principally upon factors considered by management in establishing the allowance.

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

During the six and three-month periods ended June 30, 2003 and 2002, the Corporation did not experience any substantial credit problems within its loan portfolio. Net charge-offs were approximately $2,000 and were comprised of installment loans as compared with net charge-offs of $28,000 for the comparable six month period in 2002, which were also comprised of installment loans.

At June 30, 2003 the Corporation had non-accrual loans amounting to $69,000 as compared with $229,000 at December 31, 2002 and $115,000 of non-accrual loans at June 30, 2002. The Corporation continues to aggressively pursue collections of principal and interest on loans previously charged-off. The decrease in such loans in 2003 compared to June 30, 2002 was attributable to a home equity loan, which was charged-off, and a residential mortgage loan, which were re-paid in full by the borrower.

The value of impaired loans is based on the present value of expected future cash flows discounted at the loan's effective interest rate or as a practical expedient, at the loan's observable market price or at the fair value of the collateral if the loan is collateral dependant. Impaired loans consist of non-accrual loans and loans internally classified as substandard or below, in each instance above an established dollar threshold of $200,000. All loans below the established dollar threshold are considered homogenous and are collectively evaluated for impairment. At June 30, 2003, total impaired loans were approximately $82,000 compared to $175,000 at December 31, 2002 and $2,135,000 at June 30, 2002. The reserves allocated to such loans at June 30, 2003, December 31, 2002 and June 30, 2002, were $1,000, $1,000 and $332,000, respectively. Although classified as substandard, impaired loans (other than those in non-accrual status) were current with respect to principal and interest payments.

Changes in the allowance for possible loan losses for the six-month periods ended June 30, 2003 and 2002, respectively, are set forth below.

Allowance for loan losses
(Dollars in thousands)
------------------------------------------------------------------------------------------------
                                                                       Six Months Ended June 30,
                                                                         2003              2002
------------------------------------------------------------------------------------------------
Average loans outstanding                                            $242,445          $217,984
------------------------------------------------------------------------------------------------
Total loans at end of period                                          268,260           227,538
------------------------------------------------------------------------------------------------
Analysis of the allowance for loan losses
Balance at the beginning of year                                        2,498             2,191
Charge-offs:
Commercial                                                                  0                 0
Real estate-mortgage                                                        0                 0
Installment loans                                                          10                34
------------------------------------------------------------------------------------------------
Total charge-offs                                                          10                34
Recoveries:
Commercial                                                                  0                 0
Real estate-mortgage                                                        0                 0
Installment loans                                                           8                 6
------------------------------------------------------------------------------------------------
Total recoveries                                                            8                 6
Net Charge-offs:                                                            2                28
Provision for Loan Losses                                                 159               180
Balance at end of period                                               $2,655            $2,343
------------------------------------------------------------------------------------------------
Ratio of net charge-offs during the period to
average loans outstanding during the period                               n/m             0.01%
------------------------------------------------------------------------------------------------
Allowance for loan losses as a  percentage of total loans               0.99%             1.03%
------------------------------------------------------------------------------------------------


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

At June 30, 2003, December 31, 2002 and June 30, 2002, the Corporation had no restructured loans. Non-accrual loans amounted to $69,000 at June 30, 2003, and were comprised of three consumer loans and two home equity loans. At December 31, 2002, non-accrual loans amounted to $229,000 and were comprised of first and second lien residential mortgages. At June 30, 2002, non-accrual loans amounted to $115,000 and were comprised of first and second lien residential mortgages. At June 30, 2003 the Corporation's loans 90 days past due and still accruing amounted to $11,000. Such loans amounted to $0 at December 31, 2002 and $0 at June 30, 2002.

The outstanding balances of accruing loans, which are 90 days or more past due as to principal or interest payments and non-accrual loans at June 30, 2003, December 31, 2002 and June 30, 2002, were as follows:

Non-Performing Loans At
                                                     June 30,     December 31,      June 30,
(Dollars in thousands)                                 2003           2002            2002
--------------------------------------------------------------------------------------------
Loans past due 90 days and still accruing               $11              $0              $0
Non-accrual loans                                        69             229             115
Total non-performing loans                               80             229             115
Total non-performing assets                             $80            $229            $115
--------------------------------------------------------------------------------------------

At June 30, 2003, non-performing assets, consisting of loans on non-accrual status plus other real estate owned (OREO), amounted to $69,000 or .03 percent of total loans outstanding as compared to $229,000 or .10 percent at December 31, 2002 and $115,000 or .05 percent at June 30, 2002.

At June 30, 2003, other than the loans set forth above, the Corporation is not aware of any loans which present serious doubts as to the ability of its borrowers to comply with the present loan and repayment terms and which are expected to fall into one of the categories set forth in the table above. At June 30, 2003, December 31, 2002 and June 30, 2002 the Corporation did not have any other real estate owned or restructured loans.

Other Non-Interest Income

The following table presents the principal categories of non-interest income for the three and six month periods ended June 30, 2003 and 2002.

                                          Three Months Ended         Six Months Ended
                                               June 30,                   June 30,
(dollars in thousands)                       2003   2002   % change     2003     2002   % change
---------------------------------------------------------------------------------------------------
Other non-interest income:
Service charges, commissions and fees         $421    $395      6.58%      $838    $774      8.27%
Other income.                                  136      95     43.16%       247     165     49.70%
Bank Owned Life Insurance                      179     191     (6.28%)      359     371     (3.23%)
Net gain on securities sold                      6      56    (89.29%)      237     242     (2.07%)
---------------------------------------------------------------------------------------------------
Total other non-interest income               $742    $737      0.68%    $1,681  $1,552      8.31%
---------------------------------------------------------------------------------------------------

For the six-month period ended June 30, 2003, total other (non-interest) income increased 129,000 or 8.3 percent as compared to the comparable six-month period in 2002. Other non-interest income, exclusive of gains on securities sold (which decreased $5,000 or 2.07 percent), reflects an increase of $134,000 or 10.2 percent compared with the comparable six-month period ended June 30, 2002. This increased revenue was primarily driven by the increase in other income which reflected an increase of $82,000 or 49.7 percent due primarily to increased letter of credit fees and fees from secondary market activity on mortgage loans during the six months ended June 30, 2003 as compared with the comparable period in 2002. Service charges, commissions and fees, which amounted to $838,000 increased $64,000 or 8.27 percent for the six months ended June 30, 2003 as compared to $774,000 for the comparable period in 2002. This increase primarily related to increased business service charges and ATM fee revenue.

For the three month period ended June 30, 2003, total other (non-interest) income increased $5,000 or .69 percent as compared to the comparable three-month period in 2002. Other non-interest income, exclusive of net gains on securities sold (which decreased $50,000 or 89.3 percent), reflects an increase of $55,000 or 8.1 percent compared with the comparable three month period ended June 30, 2002. This increased revenue was primarily driven by higher level of other income which reflected an increase of $41,000 or 43.2 percent due primary to increased letter of credit fees and increased loan servicing, and loan documentation fees and gains on sale of loans during the three months ended June 30, 2003 as compared with the comparable period in 2002.

For the three and six month periods ended June 30, 2003, the Corporation recorded net gains of $6,000 and $237,000, respectively, on securities sold from the available-for-sale investment portfolio compared to gains of $56,000 and $242,000 recorded in the 2002 comparable periods. These sales were made in the normal course of business and proceeds were reinvested in securities.

Other Non-Interest Expense

The following table presents the principal categories of non-interest expense for the three and six month periods ended June 30, 2003 and 2002.

                                              Three Months Ended              Six Months Ended
                                                   June 30,                       June 30,
(dollars in thousands)                         2003      2002    % change     2003         2002      % change
---------------------------------------------------------------------------------------------------------------
Other expense:
 Salaries and employee benefits               $2,676    $2,282     17.27%    $5,327       $4,582        16.26%
 Occupancy expense, net                          444       382     16.23%       972          838        15.99%
 Premise & equipment expense                     447       395     13.16%       894          784        14.03%
 Stationery and printing expense                 131       148    (11.49%)      305          304         0.33%
 Marketing & Advertising                         112       163    (31.29%)      289          356       (18.82%)
 Legal and Consulting                             96       105     (8.57%)      196          245       (20.00%)
 Other expenses                                  707       742     (4.72%)    1,363        1,563       (12.80%)
---------------------------------------------------------------------------------------------------------------
Total other expense                           $4,613    $4,217      9.40%    $9,346       $8,672         7.77%
---------------------------------------------------------------------------------------------------------------

For the six month period ended June 30, 2003 total other (non-interest) expenses increased $674,000 or 7.8 percent over the comparable six months ended June 30, 2002, with increased salary and benefit expense, occupancy expenses and Bank premise and equipment expense accounting for most of the increase. Effective January 1, 2002, the Corporation adopted SFAS No. 142 "Goodwill and Intangible Assets", under which periodic goodwill amortization has ceased. Accordingly there was no amortization expense in 2002 or 2003.

For the three months ended June 30, 2003 total other (non-interest) expenses increased $396,000 or 9.4 percent over the comparable three-months ended June 30, 2002, with increased salary and benefit expense, occupancy expense and Bank premise and equipment expense accounting for most of the increase.

The level of operating expenses during both the six and three month periods of 2003 were unfavorably impacted by an increase in the expense categories noted above. The year to year increase in expenses is primarily attributable to the Corporation's continued investment in technology and expanded facilities and the need to attract, develop, and retain high caliber employees. The Corporation's ratio of other expenses (annualized) to average assets decreased to 2.19 percent in the first six months of 2003 from 2.33 percent for the first six months of 2002.

Salaries and employee benefits increased $745,000 or 16.3 percent in the six months of 2003 over the comparable six month period ended June 30, 2002. This increase is primarily attributable to normal merit increases, promotional raises, higher benefit costs and increased staffing levels. Staffing levels overall increased to 194 full-time equivalent employees at June 30, 2003 compared to 180 full-time equivalent employees at June 30, 2002. For the three months ended June 30, 2003 salaries and benefits increased $394,000 or 17.3 percent. This increase is primarily attributable to higher staffing levels due to the opening of the Town Hall banking center, as well as higher benefit costs.

For the six months ended June 30, 2003 occupancy and premises and equipment expense increased $244,000 or 15.0 percent over the comparable six-month period in 2002. The increase in occupancy and Bank premise and equipment expenses reflects the expense associated with higher operating costs (utilities, rent, real-estate axes and general repair and maintenance) of the Corporation's expanded facilities, as well as higher equipment and maintenance cost and depreciation expense of the expanded bank facilities. For the three months ended June 30, 2003, such expenses increased $114,000 or 14.7 percent as compared with the comparable three month period in 2002.

Provision for Income Taxes

For the three and six-month periods ended June 30, 2003, the effective tax rate was 22 percent and 33 percent respectively, compared to 25 percent and 32 percent, respectively, for the three and six month periods ended June 30, 2002. The effective tax rate continues to be less than the combined statutory Federal tax rate of 34 percent and the New Jersey State tax rate of 9 percent. The difference between the statutory and effective tax rates primarily reflects the tax-exempt status of interest income on obligations of states and political subdivisions, an increase in the cash surrender value of bank owned life insurance and disallowed expense items for tax purposes, such as travel and entertainment expense. Tax-exempt interest income on a tax-equivalent basis increased by $530,000 or 453 percent and $680,000 or 325.9 percent for the three and six months ended June 30, 2003, respectively, as compared to the comparable periods in 2002.

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

At June 30, 2003, the Corporation reflects a negative interest sensitivity gap (or an interest sensitivity ratio) of 1.16 at the cumulative one-year position. During most of 2002, the Corporation had a negative interest sensitivity gap. The maintenance of a liability-sensitive position during 2002 had a favorable impact on the Corporation's net interest margins. Conversely, at June 30, 2003 the Corporation maintained an asset-sensitive position which has had a negative impact on net interest margins; based on management's perception that interest rates will continue to be volatile, emphasis has been, and is expected to continue to be, placed on interest-sensitivity matching with the objective of stabilizing the net interest spread during 2003. However, no assurance can be given that this objective will be met.

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

Anticipated cash-flows at June 30, 2003, projected to July of 2004, indicates that the Bank's liquidity should remain strong, with an approximate projection of 276% million in anticipated cash flows over the next twelve months. This projection represents a forward-looking statement under the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from this projection depending upon a number of factors, including the liquidity needs of the Bank's customers, the availability of sources of liquidity and general economic conditions.

The Corporation derives a significant proportion of its liquidity from its core deposit base. For the six-month period ended June 30, 2003, core deposits (comprised of total demand, savings accounts (excluding Super Max and money market accounts under $100,000) remained relatively stable and represented 51.1 percent of total deposits as compared with 50.6 percent at June 30, 2002.

The following table depicts the Corporations Core Deposit Mix as of June 30, 2003 and 2002.

Core Deposit Mix

                                             June 30, 2003                June 30 2002             Net Change
(dollars in thousands)                            Balance          %       Balance         %      in Variance
--------------------------------------------------------------------------------------------------------------
Demand Deposits                                 $122,429       41.2%      $112,543     40.7%           8.8%
Now and ATS Accounts                              69,247       23.3%        64.653     23.4%           7.1%
Clubs                                                447        0.2%           444      0.2%           7.0%
Savings                                           79,478       26.8%        73,818     26.7%           7.7%
MMA Accounts <$100                                25,199        8.5%        24,870      9.0%           1.3%
--------------------------------------------------------------------------------------------------------------
Total Core Deposits                             $296,800      100.0%      $276,328    100.0%           7.4%
--------------------------------------------------------------------------------------------------------------
Total Deposits                                  $580,951                  $546,003                     6.4%
--------------------------------------------------------------------------------------------------------------
Core deposit to total deposit                     51.10%                     50.6%                     0.5%
--------------------------------------------------------------------------------------------------------------


More volatile rate sensitive deposits, concentrated in time certificates of deposit greater than $100,000, for the six-month period ended June 30, 2003, increased slightly on average to 9.83 percent of total deposits from 7.62 percent during the six-months ended June 30, 2002. This change has resulted from a $25.4 million increase in time deposits on average for the six-months ended June 30, 2003 compared to the prior year period.

Short-term borrowings can be used to satisfy daily funding needs. Balances in these accounts fluctuate significantly on a day-to-day basis. The Corporation's principal short-term funding sources are securities sold under agreements to repurchase, advances from the Federal Home Loan Bank and Federal funds purchased. Average short-term borrowings during the six-months ended June 30, 2003 were $201.5 million, an increase of $71.0 million or 54.4 percent from $130.5 million in average borrowings during the comparable six-months ended June 30, 2002.

During the six-months ended June 30, 2003, average funding sources increased by approximately $120.5 million or 17.9 percent, compared to the same period in 2002. Interest-bearing deposit liabilities increased approximately $111.3 million on average and were comprised primarily of increases in time deposits, other then interest bearing deposits and borrowings and an increase in time deposits greater than $100,000. Non-interest bearing funding sources as a percentage of the total funding mix decreased to 14.8 percent on average as compared to 16.7 percent for the six-month period ended June 30, 2002. This reflects a more rapid growth in non-deposit funding sources as a percentage of the funding base as compared with overall deposit growth.

Cash Flow

The consolidated statements of cash flows present the changes in cash and cash equivalents from operating, investing and financing activities. During the six months ended June 30, 2003, cash and cash equivalents (which increased overall by $862,000 million) were provided (on a net basis) by financing activities of approximately $52.9 million primarily due to an increase in borrowings of $89.1 million offset in part by a $35.4 million net decrease in deposits, and by operating activities (approximately $7.7 million). Approximately $59.8 million was used in net investing activities, principally a $39.2 million increase in loans and an $18.9 million increase in the investment portfolio.

Stockholders' Equity

Total stockholders' equity averaged $52.2 million or 6.12 percent of average assets for the six month period ended June 30, 2003, as compared to $46.8 million, or 6.43 percent, during the same period in 2002. The Corporation's dividend reinvestment and optional stock purchase plan contributed $228,000 in new capital for the six-months ended June 30, 2003 as compared with $168,000 for the comparable period in 2002. Book value per common share was $6.61 at June 30, 2003 as compared to $5.80 at June 30, 2002. Tangible book value (i.e., book value less goodwill) per common share was $6.36 at June 30, 2003 and $5.56 at June 30, 2002.

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

Risk-Based Capital/Leverage

Banking regulations require banks to maintain minimum levels of regulatory capital. Under the regulations in effect at June 30, 2003, the Bank was required to maintain (i) a minimum leverage ratio of Tier 1 capital to total adjusted assets of 4.00%, and (ii) minimum ratios of Tier 1 and total capital to risk-weighted assets of 4.00% and 8.00%, respectively.

At June 30, 2003, total Tier 1 capital (defined as tangible stockholders' equity for common stock and certain perpetual preferred stock) amounted to $59.2 million or 6.79 percent of total assets. Tier I capital excludes the effect of SFAS No. 115, $4.7 million of net unrealized gains, after tax, on securities available-for-sale (included as a component of other comprehensive income) and goodwill of approximately $2.1 million as of June 30, 2003. At June 30, 2003, the Corporation's estimated Tier I risk-based and total risk-based capital ratios were 11.58 percent and 12.10 percent, respectively. These ratios are well above the minimum guidelines of capital to risk-adjusted assets in effect as of June 30, 2003.

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

The foregoing capital ratios are based in part on specific quantitative measures of assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by the bank regulators about capital components, risk weightings and other factors. As of June 30, 2003, management believes that each of the Bank and the Corporation meet all capital adequacy requirements to which it is subject.

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

Based on the results of the interest simulation model as of June 30, 2003, and assuming that management does not take action to alter the outcome, the Corporation would expect an increase of 1.09 percent in net interest income if interest rates decreased 100 basis points from the current rates in an immediate and parallel shock over a 12-month period. In a rising rate environment, based on the results of the model as of June 30, 2003, the Corporation would expect a decrease of 4.74% percent in net interest income if interest rates increased by 200 basis points from current rates in an immediate and parallel shock over a twelve month period.

The statements in this Quarterly Report regarding the effects of hypothetical interest rate changes represent forward- looking statements under the Privacy Securities Litigation Reform Act of 1995. Actual results could differ materially from these statements. Computation of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and duration of deposits, and should not be relied upon as indicative of actual results. Further, the computations do not contemplate any actions that ALCO could undertake in response to changes in interest rates.

Item 4 - Controls and Procedures

(a) Disclosure controls and procedures. As of the end of the Company's most recently completed fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) covered by this report, the Company carried out an evaluation, with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-15. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.

(b) Changes in internal controls over financial reporting. There have been no changes in the Company's internal controls over financial reporting that occurred during the company's last fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

 Item 2-Changes in Securities

         None

Item 3-Defaults Upon Senior Securities

         None

 Item 4- Submission of Matters to a Vote if Securities Holders

 See Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.

Item 5 - Other information

None

Item 6- Exhibits and Reports on Form 8-K

A)       Exhibits:

         10.1 Amendment to the 1993 Outside Director Stock Option Plan

         31.1 Certification of the Chief Executive Officer under section 302 of the Sarbanes-Oxley Act of 2002.

         31.2 Certification of the Chief Financial Officer under section 302 of the Sarbanes-Oxley Act of 2002.

         32.1 Certification of the Chief Executive Officer and Chief Financial Officer under section 906 of the Sarbanes-Oxley act of 2002.

B)       Reports on Form 8-K

         Current Report on Form 10-Q on April 21, 2003, reporting (under Items 7 and 12) the filing of a press release containing quarterly results of operations.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf, by the undersigned, thereunto duly authorized.

                                        CENTER BANCORP, INC.

DATE: August 13, 2003                   /s/ Anthony C. Weagley
                                        ---------------------------------
                                        Anthony C. Weagley, Treasurer
                                        (Chief Financial Officer)