Form 10-Q
period 2003-09-30
CENTER BANCORP INC
filed 2003-11-14
CIK 712771

UNITED STATES SECURITIES & EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2003

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

                  Yes |X|                             No |_|

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-12 of the Exchange Act).

                  Yes |X|                             No |_|

COMMON STOCK, NO PAR VALUE:                              8,511,367
--------------------------------------------------------------------------------
(Title of Class)                               (Outstanding at October 31, 2003)

                              CENTER BANCORP, INC.

                               INDEX TO FORM 10-Q

PART I.  FINANCIAL INFORMATION                                                                  PAGE

         ITEM 1.           FINANCIAL STATEMENTS
                           Consolidated Statements of Condition
                           at September 30, 2003 (Unaudited), December 31, 2002
                           and September 30,2002(Unaudited)                                      4

                           Consolidated Statements of Income for the
                           three and nine months ended September 30, 2003 and 2002               5
                           (Unaudited)

                           Consolidated Statements of Cash Flows for the
                           Nine months ended September 30, 2003 and 2002                         6
                           (Unaudited)

                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                            7-9
                           HISTORICAL DEVELOPMENT OF BUSINESS/COMPETITION                        9-11

         ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                           FINANCIAL CONDITION AND RESULTS OF OPERATIONS                         11-26

         ITEM 3.           QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT                        26
                           MARKET RISKS

         ITEM 4.           CONTROLS AND PROCEDURES                                               27

PART II.                  OTHER INFORMATION

         ITEM 1.           Legal Proceedings                                                     27

         ITEM 2.           Changes In Securities                                                 27

         ITEM 3.           Defaults Upon Senior Securities                                       27

         ITEM 4.           Submission of Matters to Vote of
                           Security Holders                                                      27

         ITEM 5.           Other Information                                                     28

         ITEM 6.           Exhibits and Reports on Form 8-K                                      28

                            Signatures                                                           29

                            Management Certifications                                            30-32


                          PART I- FINANCIAL INFORMATION

The following unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and accordingly do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, in the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2003. The Center Bancorp Inc. 2002 annual report on form 10-K should be read in conjunction with these statements.

CENTER BANCORP, INC.
CONSOLIDATED STATEMENTS OF CONDITION                                 SEPTEMBER 30,  DECEMBER 31,    SEPTEMBER 30,
                                                                          2003          2002           2002
(Dollars in thousands)                                                (unaudited)                   (unaudited)
-----------------------------------------------------------------------------------------------------------------
Assets:
Cash and due from banks                                                $  25,344       $  23,220       $  19,351
Investment securities held to maturity
(approximate market value of  $172,365 in 2003 and $219,921
at December 31, 2002 and $ 227,328 at September 30, 2002.)               167,578         214,902         220,730
Investment securities available-for-sale                                 321,420         322,717         263,440
-----------------------------------------------------------------------------------------------------------------
TOTAL INVESTMENT SECURITIES                                              488,998         537,619         484,170
-----------------------------------------------------------------------------------------------------------------
Loans, net of unearned income                                            308,634         229,051         226,656
Less - Allowance for loan losses                                           2,751           2,498           2,381
-----------------------------------------------------------------------------------------------------------------
NET LOANS                                                                305,883         226,553         224,275
-----------------------------------------------------------------------------------------------------------------
Premises and equipment, net                                               13,499          12,976          12,582
Accrued interest receivable                                                4,952           4,439           5,078
Bank owned separate account life insurance                                14,443          14,143          13,946
Other assets                                                               1,941           2,395           1,974
Goodwill                                                                   2,091           2,091           2,091
=================================================================================================================
TOTAL ASSETS                                                           $ 857,151       $ 823,436       $ 763,467
=================================================================================================================
LIABILITIES
Deposits:
Non-interest bearing                                                   $ 124,236       $ 116,984         110,437
Interest bearing:
Certificates of deposit $100,000 and over                                 49,083          33,396          30,862
Savings and time deposits                                                406,698         465,971         409,246
-----------------------------------------------------------------------------------------------------------------
TOTAL DEPOSITS                                                           580,017         616,351         550,545
-----------------------------------------------------------------------------------------------------------------
Federal Home Loan Bank advances                                          125,000          65,000          65,000
Federal funds purchased and securities sold under
  agreements to repurchase                                                87,195          75,431          81,494
Corporation - obligated mandatorily redeemable
 trust preferred securities of subsidiary
 trust holding solely junior subordinated debentures
  of Corporation                                                          10,000          10,000          10,000
Accounts payable and accrued liabilities                                   3,554           5,600           6,392
-----------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                        805,766         772,382         713,431
-----------------------------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY
Preferred Stock, no par value, authorized 5,000,000 shares;
  None Issued                                                                  0               0               0
Common stock, no par value: authorized 20,000,000 shares;
 issued 9,522,244 at September 30, 2003, 9,499,114 shares at
Decemeber 31, 2003 and 9,490,534 shares at September 30, 2002             19,317          18,984          18,893
Additional paid in capital                                                 4,632           4,562           4,392
-----------------------------------------------------------------------------------------------------------------
Retained earnings                                                         32,323          29,863          28,792
-----------------------------------------------------------------------------------------------------------------
SUBTOTAL                                                                  56,272          53,409          52,077
Treasury stock at cost (1,037,094 at September 30, 2003 1,078,404 shares at December 31, 2002 and 1, 080,604 shares
  at September 30, 2002                                                   (4,091)         (4,254)         (4,129)
Restricted stock                                                             (14)           (285)            (28)
Accumulated other comprehensive (loss) income                               (782)          2,184           2,116
-----------------------------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                                                51,385          51,054          50,036
-----------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $ 857,151       $ 823,436       $ 763,467
=================================================================================================================

All common stock share and per common share amounts have been restated to reflect the 2- for- 1common stock split declared on April 15, 2003, issued June 2, 2003 to common stockholders of record May 19, 2003.

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CENTER BANCORP, INC.
Consolidated Statements of Income
(UNAUDITED)


                                                                 THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                   September 30,                     September 30,
(Dollars in thousands, except per share data)                  2003             2002             2003            2002
-------------------------------------------------------------------------------------------------------------------------
Interest income:
Interest and fees on loans                                $     3,840       $     3,816      $    10,948      $    11,245
Interest and dividends on investment securities:
Taxable interest income                                         3,432             6,226           13,851           19,149
Nontaxable interest income                                        880               150            1,867              451
Interest on Federal funds sold and securities
purchased under agreement to resell                                --                50               --               59
-------------------------------------------------------------------------------------------------------------------------
TOTAL INTEREST INCOME                                           8,152            10,242           26,666           30,904
-------------------------------------------------------------------------------------------------------------------------
Interest expense:
Interest on certificates of deposit $100,000 or more              117                94              355              383
Interest on other deposits                                      1,570             2,350            5,033            6,706
Interest on short-term borrowings                               1,424             1,340            4,165            3,983
-------------------------------------------------------------------------------------------------------------------------
Total interest expense                                          3,111             3,784            9,553           11,072
-------------------------------------------------------------------------------------------------------------------------
Net interest income                                             5,041             6,458           17,113           19,832
Provision for loan losses                                         103                90              262              270
-------------------------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses             4,938             6,368           16,851           19,562
-------------------------------------------------------------------------------------------------------------------------
Other income:
   Service charges, commissions and fees                          401               409            1,239            1,183
   Other income                                                   268               193              627              564
   BOLI                                                           173               114              420              279
   Gain (loss) on securities sold                                 (17)              203              220              445
-------------------------------------------------------------------------------------------------------------------------
TOTAL OTHER INCOME                                                825               919            2,506            2,471
-------------------------------------------------------------------------------------------------------------------------
Other expense:
   Salaries and employee benefits                               2,507             2,373            7,834            6,955
   Occupancy expense, net                                         393               395            1,365            1,233
   Premises and equipment expense                                 384               388            1,278            1,172
   Stationery and printing expense                                131               115              436              419
   Marketing and advertising                                      120               122              409              478
   Other expenses                                                 880               792            2,439            2,600
-------------------------------------------------------------------------------------------------------------------------
TOTAL OTHER EXPENSE                                             4,415             4,185           13,761           12,857
-------------------------------------------------------------------------------------------------------------------------
Income before income tax expense                                1,348             3,102            5,596            9,176
Income tax  expense (provision)                                  (167)              998              888            2,950
-------------------------------------------------------------------------------------------------------------------------
Net income (benefit)                                      $     1,515       $     2,104      $     4,708      $     6,226
-------------------------------------------------------------------------------------------------------------------------
Earnings per share
Basic                                                     $      0.18       $      0.25      $      0.56      $      0.74
Diluted                                                   $      0.18       $      0.25      $      0.55      $      0.74
=========================================================================================================================
Average weighted common shares outstanding
Basic                                                       8,480,651         8,425,730        8,462,345        8,389,248
Diluted                                                     8,570,874         8,488,768        8,551,586        8,455,536
=========================================================================================================================

All common share and per common share amounts have been adjusted to reflect the 2-for-1 common split declared April 15, 2003 and issued June 2, 2003 to common stockholders of record May 19, 2003.

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CENTER BANCORP, INC.
Consolidated Statements of Cash Flows
(unaudited)


                                                                        Nine Months Ended
                                                                           September 30
(Dollars in thousands)                                                2003            2002
--------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                         $   4,708       $   6,226
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization                                          1,272           1,256
Provision for loan losses                                                262             270
Gain on sales of investment securities available-for-sale               (220)           (445)
Increase in accrued interest receivable                                 (513)           (536)
Decrease (Increase) in other assets                                      454             (58)
Increase in Cash Surrender Value of Bank Owned Life Insurance           (300)           (564)
(Decrease) Increase in other liabilities                              (2,046)          1,214
Amortization of premium and accretion of
discount on investment securities, net                                 5,482             966
--------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                              9,099           8,329
--------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of securities available-for-sale            194,878         147,379
Proceeds from maturities of securities held-to-maturity              124,908          72,018
Proceeds from sales of securities available-for-sale                 104,923          38,667
Purchase of securities available-for-sale                           (303,399)       (228,957)
Purchase of securities held-to-maturity                              (77,584)        (95,427)
Purchase of FRB & FHLB stock                                          (3,340)           (100)
Net increase in loans                                                (79,583)        (15,500)
Property and equipment expenditures, net                              (1,797)         (2,153)
--------------------------------------------------------------------------------------------
NET CASH PROVIDED BY INVESTING ACTIVITIES                            (40,994)        (84,073)
--------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net (decrease) increase  in deposits                              (36,334)         52,712
   Dividends paid                                                     (2,248)         (2,033)
   Proceeds from issuance of common stock                                837             876
   Net increase in borrowings                                         71,764          14,198
--------------------------------------------------------------------------------------------
     NET CASH PROVIDED BY FINANCING ACTIVITIES                        34,019          65,427
--------------------------------------------------------------------------------------------
     Net increase (decrease) in cash and cash equivalents              2,124         (10,317)
--------------------------------------------------------------------------------------------
Cash and cash equivalents at beginning of period                   $  23,220       $  29,668
CASH AND CASH EQUIVALENTS AT END OF PERIOD                         $  25,344       $  19,351
--------------------------------------------------------------------------------------------
Supplemental disclosures of cash flow information:

   Interest paid on deposits and short-term borrowings             $   9,203       $  10,997

   Income taxes                                                    $     861       $   3,410

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

 In the opinion of Management, all adjustments necessary for a fair presentation of the Corporation's financial condition and results of operations for the interim periods have been made. Such adjustments are of a normal recurring nature. Certain reclassifications have been made for 2002 to conform to the classifications presented in 2003. Results for the period ended September 30, 2003 are not necessarily indicative of results for any other interim period or for the entire fiscal year. Reference is made to the Corporation's Annual Report on Form 10-K for the year ended December 31, 2002 for information regarding accounting principles.

NOTE 2: RECENT ACCOUNTING PRONOUNCEMENTS

SFAS NO. 149

Statement of Financial Accounting Standards No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," was issued on April 30, 2003. The Statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133. This statement is effective for contracts entered into or modified after June 30, 2003. The adoption of this Statement did not have a significant effect on the Corporation's consolidated financial statements.

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

In addition to its requirements for the classification and measurement of financial instruments in its scope, Statement 150 also requires disclosures about alternative ways of settling the instruments and the capital structure of entities, all of whose shares are mandatorily redeemable. Statement 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The initial adoption of Statement 150 did not have an impact on the Corporation's consolidated financial statements.

CONSOLIDATION OF VARIABLE INTEREST- ENTITIES

On January 17, 2003 the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 changes the method of determining whether certain entities should be included in the consolidated financial statements. A variable interest entity ("VIE") is an entity that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. A company that consolidates a VIE is called the "primary beneficiary" of that entity. The primary beneficiary of a VIE is the party that absorbs a majority of the entity's expected losses or receives a majority of its expected residual returns. The provisions of FIN 46 are effective in the first fiscal year or interim period beginning after June 15, 2003, for VIE's in which an enterprise holds a VIE that it acquired before February 1, 2003. The Corporation adopted FIN 46 on July 1, 2003. In its current form, FIN 46 may require the Corporation to de-consolidate its investment in Center Bancorp Statutory Trust I in future financial statements. The potential de-consolidation of subsidiary trusts of bank holding companies formed in connection with the issuance of trust preferred securities, like Center Bancorp Statutory Trust I, appears to be an unintended consequence of FIN 46. In July 2003, the Board of Governors of the Federal Reserve System instructed bank holding companies to continue to include the trust preferred securities in their Tier 1 capital for regulatory capital purposes until notice is given to the contrary. There can be no assurance that the Federal Reserve will continue to allow institutions to include trust preferred securities in Tier 1 capital for regulatory purposes. As of September 30, 2003, assuming the Corporation were not allowed to include the $10 million in trust preferred securities issued by Center Bancorp Statutory Trust I in Tier 1 capital, the Corporation would remain "Well Capitalized".

GUARANTOR'S ACCOUNTING AND DISCLOSURE REQUIREMENTS FOR GUARANTEES, INCLUDING INDIRECT GUARANTEES OF INDEBTEDNESS OR OTHERS.

In 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). The disclosure requirements of FIN 45 were effective for the year ended December 31, 2002 and require disclosure of the nature of the guarantee, the maximum potential amount of future payments that the guarantor could be required to make under the guarantee, and the current amount of the liability, if any, for the guarantor's obligations under the guarantee. Significant guarantees that have been entered into by the Corporation include standby letters of credits with a total of $15.5 million as of September 30, 2003. The adoption of FIN 45 did not have a material impact on the consolidated financial statements.

COMPREHENSIVE INCOME                                    THREE MONTHS           NINE MONTHS
                                                     ENDED SEPTEMBER 30,    ENDED SEPTEMBER 30,
(DOLLARS IN THOUSANDS)                               2003        2002        2003      2002
-----------------------------------------------------------------------------------------------
Net Income                                          $ 1,515    $ 2,104    $ 4,708    $ 6,226
Other comprehensive income
Unrealized holding (losses) gains arising
during the period, net of taxes                      (5,486)       104     (2,822)     1,290
Less reclassification adjustment for loss (gains)
included in net income (net of taxes)                    11       (134)      (145)      (294)
-----------------------------------------------------------------------------------------------
Other total comprehensive (loss) income              (5,497)       (30)    (2,967)       996
Total comprehensive (loss) income                   ($3,982)   $ 2,074    $ 1,741    $ 7,222
===============================================================================================

                                                    THREE MONTHS                     NINE MONTHS
                                                  ENDED SEPTEMBER 30,             ENDED SEPTEMBER 30,
(IN THOUSANDS, EXCEPT PER SHARE DATA)           2003             2002            2003            2002
------------------------------------------------------------------------------------------------------
Net Income                                      $1,515          $2,104          $4,708          $6,226
Weighted Average Shares                          8,481           8,426           8,462           8,389
Effect of Dilutive Stock Options                    90              63              90              67
------------------------------------------------------------------------------------------------------
Total Weighted Average Dilutive Shares           8,571           8,489           8,552           8,456
------------------------------------------------------------------------------------------------------
Basic Earnings per Share                        $ 0.18          $ 0.25          $ 0.56          $ 0.74
------------------------------------------------------------------------------------------------------
Diluted Earnings per Share                      $ 0.18          $ 0.25          $ 0.55          $ 0.74
======================================================================================================

All common share and per common share amounts have been adjusted to reflect the 2-for-1 common split declared April 15, 2003 and issued June 2, 2003 to common stockholders of record May 19, 2003.

The following table illustrates the effect on net income and earnings per share if the Corporation had applied the fair value recognition provision of FASB Statement No. 123, Accounting for Stock Based Compensation, to the Corporation's stock option plans. Stock-based employee compensation cost under the fair value method was measured using the following weighted-average assumptions for options granted: dividend yield of 2.73 percent; risk-free interest rate of 4.05 percent; expected volatility of 30.6 percent; expected term of 6.0 years; and turnover rate of 0.0 percent.

                                                      THREE MONTHS                    NINE MONTHS
                                                  ENDED SEPTEMBER 30,              ENDED SEPTEMBER 30,
(IN THOUSANDS, EXCEPT PER SHARE DATA)                2003         2002             2003            2002
--------------------------------------------------------------------------------------------------------
Net Income, as reported                         $   1,515     $   2,104         $    4,708     $   6,226
Add: Compensation expense
recognized for restricted stock award,
net of related tax effect                              --            --                  9             9
Deduct: total stock -
based employee compensation expense
determined under fair,
value based method, all awards
Net of related tax effect                              11            16                 42            42
--------------------------------------------------------------------------------------------------------
Pro forma net income                            $   1,504     $   2,088         $    4,675     $   6,193
Earnings per share:
Basic - as reported                             $    0.18     $    0.25         $     0.56     $    0.74
Basic - pro forma                               $    0.18     $    0.25         $     0.55     $    0.74
--------------------------------------------------------------------------------------------------------
Diluted - as reported                           $    0.18     $    0.25         $     0.56     $    0.74
Diluted - pro forma                             $    0.18     $    0.25         $     0.55     $    0.73

All common share and per common share amounts have been adjusted to reflect the 2-for-1 common split declared April 15, 2003 and issued June 2, 2003 to common stockholders of record May 19, 2003.



ITEM I. Historical Development of Business

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

The Bank was organized in 1923 under the law of the United States of America. The Bank operates five offices in Union Township, Union County, New Jersey, one office in Summit, Union County, New Jersey, one office in Springfield Township, Union County, New Jersey, one office in Berkeley Heights, Union County, New Jersey, one office in Madison, Morris County, New Jersey and two offices in Morristown, Morris County, New Jersey and currently employs 181 full-time equivalent persons. The Bank is a full service commercial bank offering a complete range of individual and commercial services.

During 2001, the Corporation formed a statutory business trust under the laws of the State of Connecticut, which exists for the exclusive purpose of (i) issuing Trust Securities representing undivided beneficial interests in certain assets of the Trust; (ii) investing the gross proceeds of the Trust securities in junior subordinated deferrable interest debentures (subordinated debentures) of the Corporation; and (iii) engaging in only those activities necessary or incidental thereto. These subordinated debentures and the related income effects are eliminated in the consolidated financial statements. Distributions on the mandatorily redeemable securities of subsidiary trusts below have been classified as interest expense in the Consolidated Statement of Income.

On December 11, 2001, the Corporation completed an issuance of $10.0 million in floating rate Capital Trust Preferred Securities, through a pooled offering with First Tennessee Capital Markets. The securities are included as a component of Tier I capital for regulatory capital purposes. The Tier I Leverage capital ratio was 7.77 percent of total assets at December 31, 2001, 7.29 percent at December 31, 2002 and 6.79 percent at September 30, 2003.

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

COMPETITION

The market for banking and bank related services is highly competitive. The Corporation and the bank compete with other providers of financial services such as other bank holding companies, commercial and savings banks, savings and loan associations, credit unions, money market and mutual funds, mortgage companies, title agencies, asset managers, insurance companies and a growing list of other local, regional and national institutions which offer financial services.

Mergers between financial institutions within New Jersey and in neighboring states have added competitive pressure. Competition intensified as a consequence of the Gramm-Leach-Bliley Act (discussed below) and interstate banking laws now in effect. The Corporation and the bank compete by offering quality products and convenient services at competitive prices. In order to maintain and enhance its competitive position, the corporation regularly reviews its products, locations, alternative delivery channels and various acquisition prospects and periodically engages in discussions regarding possible acquisitions.

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

In management's opinion, some areas of accounting are likely to have a more significant effect than others on the Corporation's financial results and expose those results to potentially greater volatility. This is because they apply to areas of relatively greater business importance and/or require management to exercise judgment in making assumptions and estimates that affect amounts reported in the financial statements. Because these assumptions and estimates are based on current circumstances, they may change over time or prove to be inaccurate based on actual experience. For the Corporation, the area that relies most heavily on the use of assumptions and estimates includes but is not limited to accounting for the allowance for loan losses. The Corporation's accounting policies related to this area are discussed in Note 1 of the Corporation's 2002 Annual Report on Form 10 K, and further described on page 19 of this Quarterly Report on Form 10-Q under "Allowance for Loan Losses and Related Provision."

EARNINGS ANALYSIS

Net income for the nine months ended September 30, 2003 amounted to $4,708,000 compared to $6,226,000 earned for the comparable nine-month period ended September 30, 2002. On a per diluted share basis, earnings decreased to $0.55 per share as compared with $0.74 per share for the nine-months ended September 30, 2002. All common stock per share amounts have been restated to reflect the 2 for 1 common stock split declared April 15, 2003, to stockholders of record May 19, 2003 and distributed June 2, 2003. The annualized return on average assets decreased to 0.73 percent compared with 1.13 percent for the comparable nine-month period in 2002. The annualized return on average stockholders' equity was 12.09 percent for the nine-month period ended September 30, 2003 as compared to 17.37 percent for the nine-months ended September 30, 2002. Earnings performance for the first nine months of 2003 primarily reflects a lower level of net interest income due to margin compression and increased non-interest expense offset in part by a reduction in the effective tax rate.

Net income for the three-months ended September 30, 2003 amounted to $1,515,000 as compared to $2,104,000 earned for the comparable three-month period ended September 30, 2002. On a per diluted share basis, earnings decreased to $0.18 per share as compared with $0.25 per share for the three-months ended September 30, 2002. The annualized return on average assets decreased to 0.68 percent compared with 1.12 percent for the comparable three-month period in 2002. The annualized return on average stockholders' equity was 11.67 percent for the three-month period ended September 30, 2003 as compared to 16.89 percent for the three months ended September 30, 2002. As with the nine month comparisons, earnings performance for the three months ended September 30, 2003 primarily reflects a lower level of net interest income due to margin compression and increased non-interest expense offset in part by a reduction in the effective tax rate.

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

Financial institutions typically analyze earnings performance on a tax equivalent basis as a result of certain disclosure obligations, which require the presentation of tax equivalent data and in order to assist financial statement readers in comparing data from period to period. The following table presents the components of net interest income (on a tax equivalent basis) for the three and nine months ended September 30, 2003 and 2002.


NET INTEREST INCOME

                                                  THREE MONTHS ENDED                        NINE MONTHS ENDED
                                                    SEPTEMBER 30,             PERCENT          SEPTEMBER 30,           PERCENT
(dollars in thousands)                          2003          2002            CHANGE       2003           2002          CHANGE
                                           ------------------------------------------------------------------------------------
Interest income:
Investments                                 $  4,765       $  6,453          (26.16)    $ 16,680       $ 19,832          (15.89)
Loans, including fees                          3,840          3,816            0.62       10,948         11,245           (2.64)
Federal funds sold and securities sold
under agreements to repurchase                     0             50         (100.00)           0             59         (100.00)
-------------------------------------------------------------------------------------------------------------------------------
Total interest income                          8,605         10,319          (16.61)      27,628         31,136          (11.27)
-------------------------------------------------------------------------------------------------------------------------------
Interest expense:
Certificates $100,000 or more                    117             94           24.47%         355            383           (7.31)
Savings and Time Deposits                      1,570          2,350          (33.19)       5,033          6,706          (24.95)
FHLB advances                                  1,072            849           26.27        3,049          2,503           21.81
Borrowings                                       352            491          (28.31)       1,116          1,480          (24.59)
-------------------------------------------------------------------------------------------------------------------------------
Total interest expense                         3,111          3,784          (17.79)       9,553       $ 11,072          (13.72)
-------------------------------------------------------------------------------------------------------------------------------
Net interest income on a fully
tax-equivalent basis                           5,494          6,535          (15.92)      18,075         20,064           (9.91)
-------------------------------------------------------------------------------------------------------------------------------
Tax-equivalent adjustment                       (453)           (77)         488.31%        (962)          (232)         314.66%
NET INTEREST  INCOME *                      $  5,041       $  6,458          (21.94)    $ 17,113       $ 19,832          (13.71)
-------------------------------------------------------------------------------------------------------------------------------

* Before the provision for loan losses. NOTE: The tax-equivalent adjustment was computed based on an assumed statutory Federal income tax rate of 34 percent. Adjustments were made for interest accrued on securities of state and political subdivisions.

Net interest income on a fully  tax-equivalent basis decreased $1.989 million or
9.91 percent to approximately $18.075 million for the nine months ended September 30, 2003, from $20.064 million for the comparable period in 2002. For the nine months ended September 30, 2003, the net interest margin decreased 92 basis points to 3.00 percent from 3.92 percent due primarily to lower rates earned on interest earning assets. For the nine months ended September 30, 2003, a decrease in the average yield on interest earning assets of 149 basis points was only partially offset by a decrease in the average cost of interest-bearing liabilities of 73 basis points, which was not sufficient to sustain the Corporation's net interest margins.

Net interest income on a fully  tax-equivalent basis decreased $1.041 million or
15.92 percent to $5.494 million for the three months ended September 30, 2003, from $6.535 million for the comparable period in 2002. For the three months ended September 30, 2003, the net interest margin decreased 107 basis points to
2.67 percent from 3.74 percent due primarily to lower rates earned on interest-earning assets. For the three-months ended September 30, 2003, a decrease in the average yield on interest earning assets of 172 basis points was only partially offset by a decrease in the average cost of interest-bearing liabilities of 83 basis points, which was not sufficient to sustain the Corporation's net interest margins.

Interest income on a full-tax-equivalent basis for the nine-month period ended September 30, 2003 decreased by $3.508 million or 11.27 percent, versus the comparable period ended September 30, 2002. This decrease, reflecting the decline in the yield on interest earning assets, occurred notwithstanding an increase in average earning assets. The Corporation's loan portfolio increased on average $36.5 million to $258.1 million from $221.6 million in the same period of 2002. This growth was primarily driven by growth in commercial loans and commercial and residential mortgages. The loan portfolio represented 32.2 percent of the Corporation's interest earning assets (on average) during the first nine months of 2003 and 32.5 percent in the same period in 2002. Average investment volume during the period increased $87.9 million on average compared to 2002. The growth in earning assets was funded primarily through increased levels of money market and savings deposits, and borrowings.

For the three-month period ended September 30, 2003 interest income on a tax-equivalent basis decreased by $1.714 million or 16.61 percent over the comparable three-month period in 2002. This decrease, also reflecting the decline in the yield on this portfolio, occurred notwithstanding an increase in average earning assets. The Corporation's loan portfolio increased on average $60.0 million to $288.8 million from $228.8 million in the same quarter in 2002, primarily driven by growth in commercial loans and commercial and residential mortgages. The loan portfolio represented approximately 35.1 percent of the Corporation's interest earning assets (on average) during the third quarter of 2003 and 39.8 percent in the same quarter in 2002. Average investment volume increased during the period $75.1 million on average compared to 2002. The growth in earning assets was funded primarily through increased levels of money market and savings deposits, and borrowings.

The factors underlying the year-to year changes in net interest income are reflected in the tables appearing on pages 12, 14, 15 and 16, each of which has been presented on a tax-equivalent basis (assuming a 34 percent tax rates). The table on pages 14-16 (Average Balance Sheet with Interest and Average Rates) shows the Corporation's consolidated average balance of assets, liabilities, and stockholders' equity, the amount of income produced from interest-earning assets and the amount of expense resulting from interest-bearing liabilities and the interest income as a percentage of average interest-earning assets, for the nine and three month periods ended September 30, 2003 and 2002. The table presented on page 14 (Analysis of Variance in Net Interest Income Due to Volume and Rates) quantifies the impact on net interest income resulting from changes in average balances and average rates over the periods presented; any change in interest income or expense attributable to both changes in volume and changes in rate has been allocated in proportion to the relationship of the absolute dollar amount of change in each category.

Average Federal funds sold and securities purchased under agreements to resell decreased both for the nine and three month periods in 2003 compared to 2002. For the nine months ended September 30, 2003 the decrease amounted to approximately $4.6 million. For the three months ended September 30, 2003 the decrease amounted to approximately $11.6 million.

Interest expense for the nine months ended September 30, 2003 decreased $1.519 million or 13.72 percent from the comparable nine-month period ended September 30, 2002, as a result of a decline in interest rates coupled with higher average volumes of lower cost interest-bearing liabilities and borrowings. A $3.898 million decrease in interest expense attributable to decreased rates brought about by the actions of the Federal Reserve in lowering interest rates was offset in part by a $2.379 million increases in interest expense attributable to volume related factors.

Interest expense for the three months ended September 30, 2003 decreased $673,000 or 17.79 percent from the comparable three-month period ended September 30, 2002, as a result of a decline in interest rates coupled with higher average volumes of lower cost interest-bearing liabilities and borrowings. A $1.488 million decrease in interest expense attributable to decreased rates brought about by the actions of the Federal Reserve in lowering interest rates was offset in part by an $815,000 increase in interest expense attributable to volume related factors.

For both the three and nine month periods, short-term interest rates have decreased as a result of monetary policy promulgated by the Federal Reserve Open Market Committee. The Fed has lowered the Federal Funds index rate on November 6, 2002 and June 25, 2003. Since September of 2002 the Federal Funds rate has fallen 75 basis points.

For the nine months ended September 30, 2003, the Corporation's net interest spread on a tax-equivalent basis (i.e. interest income on a tax-equivalent basis as a percent of average interest-earning-assets less interest expense as a percent of total interest bearing liabilities) decreased to 2.74 percent from
3.50 percent for the nine months ended September 30, 2002. The decrease reflected a narrowing of spreads between yields earned on loans and investments and rates paid for supporting funds. Net interest margins contracted due in part to a decline in interest rates, despite the volumes of interest-bearing checking, money market and savings deposits in addition to short-term borrowings.

The Federal Reserve open market committee lowered interest rates for a thirteenth time on June 25, 2003, 25 basis points to a 45-year low of 1.00 percent. Although the yield on interest-earning assets declined to 4.59 percent from 6.08 percent in 2002 (a change of 149 basis points), this change was partially offset by lower rates paid for interest-bearing liabilities coupled with a change in the mix of interest-bearing liabilities. The total cost of interest-bearing liabilities decreased to 1.85 percent, a change of 73 basis points, for the nine months ended September 30, 2003 from 2.58 percent for the nine months ended September 30, 2002.

For the three months ended September 30, 2003, the Corporation's net interest spread on a tax-equivalent basis decreased to 2.42 percent from 3.31 percent for the three months ended September 30, 2002. The decrease reflected a narrowing of spreads between yields earned on loans and investments and rates paid for supporting funds. Net interest margins compressed due primarily to a continued decline in interest rates. The protracted lower interest rate environment has had a negative effect on interest margins. Rates fell an additional 25 basis point during the second quarter as the Federal Reserve lowered the target Federal Funds rate on June 25. The Fed had lowered the federal funds index 13 times from 6.50% over the past two years. Although the yield on interest-earning assets declined to 4.18 percent from 5.90 percent in 2002 (a change of 172 basis points), this change was offset in part by lower rates paid for interest-bearing liabilities coupled with a change in the mix of interest-bearing liabilities. The total cost of interest-bearing liabilities decreased to 1.76 percent or 83 basis points, for the three months ended September 30, 2003 from 2.59 percent for the three months ended September 30, 2002.

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

Analysis of Variance in Net Interest Income on a Tax Equivalent Basis Due to Volume and Rates

(Tax-Equivalent Basis)                   Three Months Ended 9/30/03         Nine Months Ended 9/30/03
                                       2003/2002 Increase/(Decrease)      2003/2002 Increase/(Decrease)
                                             Due to Change in:                  Due to Change in:
                                    ---------------------------------------------------------------------
(dollars in thousands)                 Average     Average       Net      Average   Average      Net
Interest-earning assets                Volume        Rate      Change     Volume      Rate      Change
---------------------------------------------------------------------------------------------------------
Investment Securities
Taxable                               $  (110)    $(2,684)    $(2,794)   $ 1,507   ($6,805)    ($5,298)
Non-taxable                             1,162         (56)      1,106      2,263      (117)      2,146
Federal funds sold and securities
purchased under agreement to resell       (50)          0         (50)       (59)        0         (59)
Loans, net of unearned discount           887        (863)         24      1,698    (1,995)       (297)
---------------------------------------------------------------------------------------------------------
Total interest-earning assets         $ 1,889     $(3,603)    $(1,714)   $ 5,409   ($8,917)    ($3,508)
---------------------------------------------------------------------------------------------------------
Interest-bearing liabilities:
Money Market deposits                 $    (9)    $  (222)    $  (231)   $   (53)  $  (588)    $  (641)
Savings deposits                          (15)       (149)       (164)       (23)   (1,028)     (1,051)
Time deposits                             153        (450)       (297)       709      (465)        244
Other interest-bearing deposits            21         (86)        (65)        41      (294)       (253)
Borrowings                                665        (561)        104      1,705    (1,470)        235
Trust Preferred                             0         (20)        (20)         0       (53)        (53)
---------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities    $   815     $(1,488)    $  (673)   $ 2,379   $(3,898)    $(1,519)
---------------------------------------------------------------------------------------------------------
Change in net interest income         $ 1,074     $(2,115)    $(1,041)   $ 3,030   ($5,019)    $(1,989)
---------------------------------------------------------------------------------------------------------

The following table, "Average Balance Sheet with Interest and Average Rates", presents for the nine months ended September 30, 2003 and 2002 the Corporation's average assets, liabilities and stockholders' equity. The Corporation's net interest income, net interest spreads and net interest income as a percentage of interest-earning assets are also reflected.

Average Balance Sheet with Interest and Average Rates

                                                                               NINE MONTH
                                                                      PERIOD ENDED SEPTEMBER 30,
                                                              2003                                   2002
------------------------------------------------------------------------------------------------------------------------
                                                             INTEREST         AVERAGE               INTEREST     AVERAGE
                                                AVERAGE      INCOME/          YIELD/    AVERAGE     INCOME/      YIELD/
(TAX EQUIVALENT BASIS, DOLLARS IN THOUSANDS)    BALANCE      EXPENSE          RATE      BALANCE     EXPENSE      RATE
------------------------------------------------------------------------------------------------------------------------
Assets
Interest-earning assets:
Investment securities:(1)
Taxable                                      $ 480,843     $  13,851          3.84%   $ 443,427   $  19,149        5.76%
Non-taxable                                     63,548         2,829          5.94%      13,053         683        6.98%
Federal funds sold and securities
purchased under agreement to resell                  0             0             0        4,565          59        1.72%
Loans, net of unearned income (2)              258,070        10,948          5.66%     221,614      11,245        6.77%
-----------------------------------------------------------------------------------------------------------------------
Total interest-earning assets                $ 802,461     $  27,628          4.59%     682,659      31,136        6.08%
=======================================================================================================================
Non-interest earning assets
Cash and due from banks                         21,961                                   18,293
BOLI                                            14,350                                   13,641
Other assets                                    27,698                                   23,771
Allowance for possible loan losses              (2,608)                                  (2,296)
-----------------------------------------------------------------------------------------------------------------------
Total non-interest earning assets               61,401                                   53,409
-----------------------------------------------------------------------------------------------------------------------
Total assets                                 $ 863,862                                $ 736,068
=======================================================================================================================
Liabilities and stockholders' equity
Interest-bearing liabilities:
Money Market deposits                        $  93,063           779          1.12%   $  96,805       1,420        1.96%
Savings deposits                               155,416         1,462          1.25%     156,854       2,513        2.14%
Time deposits                                  144,540         2,836          2.62%     110,677       2,592        3.12%
Other interest bearing deposits                 69,448           311          0.60%      64,480         564        1.17%
Borrowings                                     215,247         3,798          2.35%     133,518       3,563        3.56%
Trust Preferred                                 10,000           367          4.89%      10,000         420        5.60%
-----------------------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities             687,714         9,553          1.85%     572,334      11,072        2.58%
=======================================================================================================================
Noninterest-bearing liabilities:
Demand deposits                                118,736                                  109,331
Other noninterest-bearing deposits                 452                                      569
Other liabilities                                4,852                                    6,035
-----------------------------------------------------------------------------------------------------------------------
Total noninterest-bearing liabilities          124,040                                  115,935
-----------------------------------------------------------------------------------------------------------------------
Stockholders' equity                            52,108                                   47,799
-----------------------------------------------------------------------------------------------------------------------
Total liabilities and
stockholders' equity                         $ 863,862                                $ 736,068
-----------------------------------------------------------------------------------------------------------------------
Net interest income (tax-equivalent basis)                 $  18,075                              $  20,064
Net Interest Spread                                                           2.74%                                3.50%
-----------------------------------------------------------------------------------------------------------------------
Net interest income as percent
of earning-assets                                                             3.00%                                3.92%
-----------------------------------------------------------------------------------------------------------------------
Tax equivalent adjustment (3)                                   (962)                                 (232)
-----------------------------------------------------------------------------------------------------------------------
Net interest income                                        $  17,113                              $  19,832
=======================================================================================================================

(1) Average balances for available-for-sale securities are based on amortized cost

(2) Average balances for loans include loans on non-accrual status

(3) The tax-equivalent adjustment was computed based on a statutory Federal income tax rate of 34 percent

The following table, "Average Balance Sheet with Interest and Average Rates", presents for the three months ended September 30, 2003 and 2002 the
Corporation's average assets, liabilities and stockholders' equity. The Corporation's net interest income, net interest spreads and net interest income as a percentage of interest-earning assets are also reflected.

AVERAGE BALANCE SHEET WITH INTEREST AND AVERAGE RATES

                                                                                           THREE MONTH
                                                                                     PERIOD ENDED SEPTEMBER 30,
                                                                            2003                                  2002
------------------------------------------------------------------------------------------------------------------------------------
                                                                        INTEREST     AVERAGE                  INTEREST      AVERAGE
                                                          AVERAGE       INCOME/      YIELD/     AVERAGE       INCOME/       YIELD/
(TAX EQUIVALENT BASIS, DOLLARS IN THOUSANDS)              BALANCE       EXPENSE      RATE       BALANCE       EXPENSE       RATE
------------------------------------------------------------------------------------------------------------------------------------
Assets
 Interest-earning assets:
 Investment securities:(1)
 Taxable                                                 $438,432       $3,432      3.13%      $446,434        $6,226        5.58%
Non-taxable                                                96,115        1,333      5.55%        13,020           227        6.97%
Federal funds sold and securities
purchased under agreement to resell                             0            0          0        11,583            50        1.73%
Loans, net of unearned income (2)                         288,810        3,840      5.32%       228,764         3,816        6.67%
-----------------------------------------------------------------------------------------------------------------------------------
  Total interest-earning assets                          $823,357       $8,605      4.18%       699,801        10,319        5.90%
===================================================================================================================================
Non-interest earning assets
 Cash and due from banks                                   22,068                                18,107
 BOLI                                                      14,446                                13,831
 Other assets                                              29,549                                24,889
Allowance for possible loan losses                         (2,680)                               (2,368)
-----------------------------------------------------------------------------------------------------------------------------------
  Total non-interest earning assets                        63,383                                54,459
-----------------------------------------------------------------------------------------------------------------------------------
  Total assets                                           $886,740                              $754,260
===================================================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
 Money Market deposits                                    $88,561          209      0.94%       $90,362           440        1.95%
 Savings deposits                                         153,381          423      1.10%       157,546           587        1.49%
 Time deposits                                            145,831          969      2.66%       128,624         1,266        3.94%
 Other interest bearing deposits                           68,686           86      0.50%        59,431           151        1.02%
 Borrowings                                               242,338        1,304      2.15%       139,459         1,200        3.44%
Trust Preferred                                            10,000          120      4.80%        10,000           140        5.60%
-----------------------------------------------------------------------------------------------------------------------------------
  Total interest-bearing liabilities                      708,797        3,111      1.76%       585,422         3,784        2.59%
===================================================================================================================================
Noninterest-bearing liabilities:
Demand deposits                                           121,518                               111,858
Other noninterest-bearing deposits                            422                                   684
Other liabilities                                           4,066                                 6,472
-----------------------------------------------------------------------------------------------------------------------------------
 Total noninterest-bearing liabilities                    126,006                               119,014
-----------------------------------------------------------------------------------------------------------------------------------
Stockholders' equity                                       51,937                                49,824
-----------------------------------------------------------------------------------------------------------------------------------
 Total liabilities and
 stockholders' equity                                    $886,740                              $754,260
-----------------------------------------------------------------------------------------------------------------------------------
Net interest income (tax-equivalent basis)                              $5,494                                 $6,535
Net Interest Spread                                                                 2.42%                                    3.31%
-----------------------------------------------------------------------------------------------------------------------------------
Net interest income as percent
of earning-assets                                                                   2.67%                                    3.74%
-----------------------------------------------------------------------------------------------------------------------------------
Tax equivalent adjustment (3)                                             (453)                                   (77)
-----------------------------------------------------------------------------------------------------------------------------------
Net interest income                                                     $5,041                                 $6,458
===================================================================================================================================


(1) Average balances for available-for-sale securities are based on amortized cost
(2) Average balances for loans include loans on non-accrual status
(3) The tax-equivalent adjustment was computed based on a statutory Federal income tax rate of 34 percent

INVESTMENTS

For the nine months ended September 30, 2003, the average volume of investment securities increased to approximately $544.4 million, or 67.8 percent of average earning assets, an increase of $87.9 million on average as compared to the same period in 2002. The tax-equivalent yield on investments decreased by 170 basis points to 4.09 percent from a yield of 5.79 percent during the nine month period ended September 30, 2003. The 170 basis points decline in yield on the portfolio was attributable to lower rates that prevailed for both additional volume added to the portfolio coupled with purchases made to replace maturing and called investments made at lower rates. Heightened prepayment speeds also contributed to the acceleration of the downward repricing of yield on mortgage-related securities in the portfolio. The volume related figures during the nine month period ended September 30, 2003 contributed an increase in revenue of $3.770 million, while rate related changes amounted to a decline in revenue of $6.922 million. The increased size of the investment portfolio for both the nine and three months ended September 30, 2003 largely reflects the investment of funding.

For the three months ended September 30, 2003, the average volume of investment securities, increased to approximately $534.5 million, or 64.9 percent of average earning assets, an increase of $75.1 million on average as compared to the same period in 2002. The tax-equivalent yield on investments decreased by 205 basis points to 3.57 percent from a yield of 5.62 percent during the three month period ended September 30, 2002. The 205 basis points decline in yield on the portfolio was attributable primarily to the lower interest rate environment which increased the volume of securities called from the portfolio coupled with extraordinary prepayment levels negatively affecting the returns on mortgage related securities. Heightened prepayment levels during 2003 have led to accelerated prepayments on these securities and the increased volume of additional cash flow was reinvested at lower rates than in comparable periods. The volume related figures during the three-month period ended September 30, 2003 contributed an increase in revenue of $1.052 million, while rate related changes amounted to a decline of $2.740 million. At September 30, 2003, the principal components of the investment portfolio are U.S. Government Federal Agency callable and non-callable securities, including agency issued collateralized mortgage obligations, corporate securities and municipals.

The impact of repricing activity on investment yields was increased to some extent, for both the three and nine month periods ended September 30, 2003, by the change in portfolio mix and shortening of portfolio duration. In addition, there was some portfolio extension where risk is relatively minimal within the portfolio, resulting in wider spreads. The Corporation also carried on average $5.9 million and $14.0 million, in short-term overnight money market and federal funds as compared with $22.9 million and $18.4 million for the comparable three and nine month periods in 2002, respectively. These funds carried significantly lower rates than other securities in the portfolio (on average 1.00 percent and 1.18 percent for the three and nine month periods, respectively, compared to
1.84 percent and 1.92 percent earned on these overnight funds for the comparable period in 2002.) and contributed to the decline in yield as compared to the comparable periods in 2002. The increased volume of such overnight funds in both the nine and three month periods was for liquidity purposes.

Securities available-for-sale is a part of the Corporation's interest rate risk management strategy and may be sold in response to changes in interest rates, changes in prepayment risk, liquidity management and other factors. For the three and nine-month period ended September 30, 2003 the Corporation sold from its available-for-sale portfolio securities totaling approximately $47.2 million and $104.9 million, respectively.

At September 30, 2003 the net unrealized loss carried as a component of other comprehensive income and included in shareholders' equity net of tax amounted to a net unrealized loss of $782,000 as compared with an unrealized gain of $2.116 million at September 30, 2002, resulting from a decline in interest rates fostered by the Federal Open Market Committee's actions to continue to lower the Federal Funds target rate, most recently by 25 basis points on June 25, as an economic stimulus.

LOANS

Loan growth during the nine months ended September 30, 2003 occurred primarily in the residential 1-4 family home equity loans and commercial loan portfolio. This growth resulted from the Corporation's business development efforts, aggressive marketing campaigns on its home equity and 10- year residential mortgage loan products. These have been enhanced in recent years by the Corporation's expanded branch network. The decrease in the loan portfolio yields for the three and nine month periods was the result of the decline in interest rates as compared with the comparable period in 2002, coupled with a competitive rate pricing structure maintained by the Corporation to attract new loans and further by the heightened competition for lending relationships that exists in the Corporation's market.

The Corporation's desire to grow this segment of the earning-asset mix is reflected in its current business development plan and marketing plans, as well as its short-term strategic plan. Analyzing the loan portfolio for the nine-month period ended September 30, 2003, average loan volume increased $36.5 million or 16.45 percent, while portfolio yield decreased by 111 basis points as compared with the same period in 2002. The volume related factors during the period-contributed increased revenue of $1.698 million while rate related changes amounted to a reduction in income of $1.995 million. Total average loan volume increased to $258.1 million with a net interest yield of 5.66 percent, as compared to $221.6 million with a yield of 6.77 percent for the nine months ended September 30, 2002.

For the three months ended September 30, 2003, average loan volume increased $60.0 million or 26.25 percent, while portfolio yield decreased by 135 basis points as compared with the same period in 2002. The volume related factors during the period-contributed increased revenue of $887,000 while rate related changes amounted to a decline in revenue of $863,000. Total average loan volume increased to $288.8 million with a net interest yield of 5.32 percent, as compared to $228.8 million with a yield of 6.67 percent for the three months ended September 30, 2002.

The  decline  in  portfolio   yield  was  a  result  of  prepayments   and  rate
modifications of higher yielding loans coupled with lower yields on new volume added to the portfolio in 2003 compared with 2002.

ALLOWANCE FOR LOAN LOSSES

The purpose of the allowance for loan losses is to absorb the impact of losses inherent in the loan portfolio. Additions to the allowance are made through provisions charged against current operations and through recoveries made on loans previously charged-off. The allowance for loan losses is maintained at an amount considered adequate by management to provide for potential credit losses inherent in the loan portfolio based upon a periodic evaluation of the risk characteristics of the loan portfolio. The amount of the loan loss provision and the level of the allowance for loan losses are critical accounting policies of the Corporation. In establishing an appropriate allowance, an assessment of the individual borrowers, a determination of the value of the underlying collateral, a review of historical loss experience, a review of peer group loss experience and an analysis of the levels and trends of loan categories, delinquencies, and problem loans are considered. Such factors as the level and trend of interest rates and current economic conditions are also reviewed. At September 30, 2003, the allowance amounted to $2,751,000 as compared to $2,498,000 at December 31, 2002, and $2,381,000 at September 30, 2002. The Corporation had a provision to the allowance for loan losses during the nine and three month periods ended September 30, 2003 amounting to $262,000 and $103,000, respectively, compared to $270,000 and $90,000 during the nine and three month periods ended September 30, 2002, respectively. The additions to the allowance during the nine and three month periods of 2003 reflective of the loan volume recorded during the periods and the Corporation's focus on the changing composition of the commercial and residential real estate loan portfolios.

At September 30, 2003, the allowance for loan losses amounted to .89 percent of total loans, as compared with 1.05 percent at September 30, 2002. In management's view, the level of the allowance as of September 30, 2003 is adequate to cover the risk of loss inherent in the loan portfolio. The Corporation's statements herein regarding the adequacy of the allowance for loan losses constitute "Forward-Looking Statement's" under the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from management's analysis, based principally upon factors considered by management in establishing the allowance.

Although management uses the best information available, the level of the allowance for loan losses remains anestimate, which is subject to significant judgment and short-term changes. Various regulatory agencies, as an integral part of their examination process, periodically review the Corporation's allowance for loan losses. Such agencies may require the Corporation to increase the allowance based on their analysis of information available to them at the time of their examinations. Future adjustments to the allowance may be necessary due to economic, operating, regulatory, and other conditions beyond the Corporation's control. To the extent actual results differ from forecasts or management's judgment, the allowance for loan losses may be greater or less than future charge-offs.

During the nine and three-month periods ended September 30, 2003 and 2002, the Corporation did not experience any substantial credit problems within its loan portfolio. Net charge-offs were approximately $9,000 and were comprised of installment loans as compared with net charge-offs of $80,000 for the comparable nine-month period in 2002, which were comprised of a commercial loan and installment loans.

At September 30, 2003 the Corporation had non-accrual loans amounting to $37,000 as compared with $229,000 at December 31, 2002 and $233,000 of non-accrual loans at September 30, 2002. The Corporation continues to aggressively pursue collections of principal and interest on loans previously charged-off. The decrease in such loans in 2003 compared to September 30, 2002 was attributable to three home equity loans, which were re-paid in full by the borrower.

The value of impaired loans is based on the present value of expected future cash flows discounted at the loan's effective interest rate or as a practical expedient, at the loan's observable market price or at the fair value of the collateral if the loan is collateral dependant. Impaired loans consist of non-accrual loans and loans internally classified as substandard or below, in each instance above an established dollar threshold of $200,000. All loans below the established dollar threshold are considered homogenous and are collectively evaluated for impairment. At September 30, 2003, total impaired loans were approximately $395,000 compared to $175,000 at December 31, 2002 and $2,234,000 at September 30, 2002. The reserves allocated to such loans at September 30, 2003, December 31, 2002 and September 30, 2002, were $6,300, $1,000 and $36,900, respectively. Although classified as substandard, impaired loans (other than those in non-accrual status) were current with respect to principal and interest payments.

Changes in the allowance for possible loan losses for the nine-month periods ended September 30, 2003 and 2002, respectively, are set forth below.

ALLOWANCE FOR LOAN LOSSES
(DOLLARS IN THOUSANDS)

---------------------------------------------------------------------------------------------------
                                                                    NINE MONTHS ENDED SEPTEMBER 30,

                                                                       2003                  2002
--------------------------------------------------------------------------------------------------
Average loans outstanding                                          $258,070              $221,614
--------------------------------------------------------------------------------------------------
Total loans at end of period                                        308,634               226,656
--------------------------------------------------------------------------------------------------
Analysis of the allowance for loan losses
Balance at the beginning of year                                      2,498                 2,191
Charge-offs:
Commercial                                                                0                    48
Real estate-mortgage                                                      0                     0
Installment loans                                                        25                    45
--------------------------------------------------------------------------------------------------
Total charge-offs                                                        25                    93
Recoveries:
Commercial                                                                0                     0
Real estate-mortgage                                                      0                     0
Installment loans                                                        16                    13
--------------------------------------------------------------------------------------------------
Total recoveries                                                         16                    13
Net Charge-offs:                                                          9                    80
Provision for Loan Losses                                               262                   270
Balance at end of period                                             $2,751                $2,381
--------------------------------------------------------------------------------------------------
Ratio of net charge-offs during the period to
average loans outstanding during the period                             n/m              0.00036%
--------------------------------------------------------------------------------------------------
Allowance for loan losses as a  percentage of total loans             0.89%                 1.05%
---------------------------------------------------------------------------------------------------


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

At September 30, 2003, December 31, 2002 and September 30, 2002, the Corporation had no restructured loans. Non-accrual loans amounted to $37,000 at September 30, 2003, and were comprised of three consumer loans and two home equity loans. At December 31, 2002, non-accrual loans amounted to $229,000 and were comprised of first and second lien residential mortgages. At September 30, 2002, non-accrual loans amounted to $233,000 and were comprised of three home equity and two auto loans. At September 30, 2003, December 31, 2002 and at September 30, 2002, the Corporation did not have any loans 90 days past due and still accruing.

The outstanding balances of accruing loans, which are 90 days or more past due as to principal or interest payments and non-accrual loans at September 30, 2003, December 31, 2002 and September 30, 2002, were as follows:


NON-PERFORMING LOANS AT
                                                    SEPTEMBER 30,        DECEMBER 31,     SEPTEMBER 30,
(Dollars in thousands)                                   2003                2002                 2002
-------------------------------------------------------------------------------------------------------
Loans past due 90 days and still accruing                 $0                  $0                   $0
Non-accrual loans                                         37                 229                  233
Total non-performing loans                                37                 229                  233
Total non-performing assets                              $37                $229                 $233
------------------------------------------------------------------------------------------------------



At September 30, 2003, non-performing assets, consisting of loans on non-accrual status plus other real estate owned (OREO), amounted to $37,000 or .01 percent of total loans outstanding as compared to $229,000 or .10 percent at December 31, 2002 and $233,000 or .10 percent at September 30, 2002.

At September 30, 2003, other than the loans set forth above, the Corporation is not aware of any loans which present serious doubts as to the ability of its borrowers to comply with the present loan and repayment terms and which are expected to fall into one of the categories set forth in the table above. At September 30, 2003, December 31, 2002 and September 30, 2002 the Corporation did not have any other real estate owned or restructured loans.

OTHER NON-INTEREST INCOME

The following table presents the principal categories of non-interest income for the three and nine month periods ended September 30, 2003 and 2002.


                                                      Three Months Ended                    Nine Months Ended
                                                         SEPTEMBER 30,                        SEPTEMBER 30,
(dollars in thousands)                                 2003       2002     % change          2003        2002    % change
----------------------------------------------------------------------------------------------------------------------------
Other non-interest income:
Service charges, commissions and fees                 $401        $409         (1.96)      $1,239     $1,183          4.73%
Other income.                                          173         114         51.75          420        279         50.54%
Bank Owned Life Insurance                              268         193         38.86          627        564          11.17
Net (loss) gain on securities sold                     (17)        203           n/m          220        445         (50.56)
----------------------------------------------------------------------------------------------------------------------------
Total other non-interest income                       $825        $919        (10.23)%     $2,506     $2,471          1.42%
----------------------------------------------------------------------------------------------------------------------------


For the nine-month period ended September 30, 2003, total other (non-interest) income increased $35,000 or 1.42 percent as compared to the comparable nine-month period in 2002. Other non-interest income, exclusive of gains on securities sold (which decreased $225,000 or 50.56 percent), reflects an increase of $260,000 or 12.83 percent compared with the comparable nine-month period ended September 30, 2002. This increased revenue was primarily driven by the increase in other income which reflected an increase of $141,000 or 50.54 percent due primarily to increased letter of credit fees and fees from secondary market activity on mortgage loans during the nine months ended September 30, 2003 as compared with the comparable period in 2002. Service charges, commissions and fees, which amounted to $1.239 million, increased $56,000 or
4.73 percent for the nine months ended September 30, 2003 as compared to $1.183 million for the comparable period in 2002. This increase primarily related to increased business service charges and ATM fee revenue.

For the three month period ended September 30, 2003, total other (non-interest) income decreased $94,000 or 10.23 percent as compared to the comparable three-month period in 2002. Other non-interest income, exclusive of net gains on securities sold (which decreased $220,000 or 108.4 percent), reflects an increase of $126,000 or 17.6 percent compared with the comparable three month period ended September 30, 2002. This increased revenue was primarily driven by higher level of other income which reflected an increase of $59,000 or 51.8 percent due primarily to increased letter of credit fees and increased loan servicing, and loan documentation fees and gains on sale of loans during the nine months ended September 30, 2003 as compared with the comparable period in 2002.

For the three and nine month periods ended September 30, 2003, the Corporation recorded a net loss of $17,000 and net gains of $220,000 respectively, on securities sold from the available-for-sale investment portfolio compared to gains of $203,000 and $445,000 recorded in the 2002 comparable periods. These sales were made in the normal course of business and proceeds were reinvested in securities.

OTHER NON-INTEREST EXPENSE

The following table presents the principal categories of non-interest expense for the three and nine month periods ended September 30, 2003 and 2002.


                                                   THREE MONTHS ENDED                        NINE MONTHS ENDED
                                                     September 30,                             September 30,
(dollars in thousands)                              2003        2002      % change          2003          2002       % change
--------------------------------------------------------------------------------------------------------------------------------
Other expense:
 Salaries and employee benefits                   $2,507      $2,373          5.65%       $7,834          $6,955        12.64%
 Occupancy expense, net                              393         395          (0.51)       1,365           1,233        10.71%
 Premise & equipment expense                         384         388          (1.03)       1,278           1,172         9.04%
 Stationery and printing expense                     131         115          13.91          436             419          4.06
 Marketing & Advertising                             120         122          (1.64)         409             478        (14.44)
 Legal and Consulting                                 94          86           9.30          290             331        (12.39)
 Other expenses                                      786         706          11.33        2,149           2,269         (5.29)
-------------------------------------------------------------------------------------------------------------------------------
Total other expense                               $4,415      $4,185           5.50      $13,761         $12,857          7.03
-------------------------------------------------------------------------------------------------------------------------------



For the nine month period ended September 30, 2003 total other (non-interest) expenses increased $904,000 or 7.03 percent over the comparable nine months ended September 30, 2002, with increased salary and benefit expense, occupancy expenses and Bank premise and equipment expense accounting for most of the increase. Effective January 1, 2002, the Corporation adopted SFAS No. 142 "Goodwill and Intangible Assets", under which periodic goodwill amortization has ceased. Accordingly there was no amortization expense in 2002 or 2003.

For the three months ended September 30, 2003 total other (non-interest) expenses increased $230,000 or 5.50 percent over the comparable three-months ended September 30, 2002, with increased salary and benefit expense, occupancy expense and Bank premise and equipment expense accounting for most of the increase.

The year to year increase in expenses is primarily attributable to the Corporation's continued investment in technology and expanded facilities and the need to attract, develop, and retain high caliber employees. The Corporation's ratio of other expenses (annualized) to average assets decreased to 2.12 percent in the first nine months of 2003 from 2.33 percent for the first nine months of 2002.

Salaries and employee benefits increased $879,000 or 12.64 percent in the nine months of 2003 over the comparable nine month period ended September 30, 2002. This increase is primarily attributable to normal merit increases, promotional raises and higher benefit costs. Staffing levels remained relatively steady at 181 full-time equivalent employees at September 30, 2003 compared to 180 full-time equivalent employees at September 30, 2002. For the three months ended September 30, 2003 salaries and benefits increased $134,000 or 5.65 percent. Also, primarily attributable to higher benefit costs.

For the nine months ended September 30, 2003, occupancy and premises and equipment expense increased $238,000 or 9.90 percent over the comparable nine-month period in 2002. The increase in occupancy and Bank premise and equipment expenses reflects the expense associated with higher operating costs (utilities, rent, real-estate taxes and general repair and maintenance) of the Corporation's expanded facilities, as well as higher equipment and maintenance cost and depreciation expense of the expanded bank facilities. For the three months ended September 30, 2003, such expenses decreased $6,000 or 0.77 percent as compared with the comparable three month period in 2002.

PROVISION FOR INCOME TAXES

For the three and nine-month periods ended September 30, 2003, the effective tax (benefit) rate was 12.39 percent and 15.87 percent, respectively, compared to
32.17 percent and 32.15 percent, respectively, for the three and nine month periods ended September 30, 2002. The effective tax rate continues to be less than the combined statutory Federal tax rate of 34.0 percent and the New Jersey State tax rate of 9 percent. The difference between the statutory and effective tax rates primarily reflects the tax-exempt status of interest income on obligations of states and political subdivisions, an increase in the cash surrender value of bank owned life insurance and disallowed expense items for tax purposes, such as travel and entertainment expense. Tax-exempt interest income on a tax-equivalent basis increased by $376,000 or 488.31 percent and $730,000 or
314.66 percent for the three and nine months ended September 30, 2003, respectively, as compared to the comparable periods in 2002.

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

At September 30, 2003, the Corporation reflects a positive interest sensitivity gap (or an interest sensitivity ratio) of 1.15:1.00 at the cumulative one-year position. During most of 2002, the Corporation had a negative interest sensitivity gap. The maintenance of a liability-sensitive position during 2002 had a favorable impact on the Corporation's net interest margins. Conversely, at September 30, 2003 the Corporation maintained an asset-sensitive position which has had a negative impact on net interest margins; based on management's perception that interest rates will continue to be volatile, emphasis has been, and is expected to continue to be, placed on interest-sensitivity matching with the objective of stabilizing the net interest spread during 2004. However, no assurance can be given that this objective will be met.

ESTIMATES OF FAIR VALUE

The estimation of fair value is significant to a number of the Corporation's assets, including trading account assets, loans held for sale, available for sale investment securities, mortgage servicing rights ("MSR's"), other real estate owned and other repossessed assets. These are all recorded at either fair value or lower of cost or fair value. Fair values are volatile and may be influenced by a number of factors. Circumstances that could cause estimates of the fair value of certain assets and liabilities to change include a change in prepayment in speeds, discount rates, or market interest rates. Fair values for trading account assets, most available for sale investment securities and most derivative financial instruments are based on quoted market prices. If quoted market prices are not available, fair values are based on judgments regarding future expected loss experience, current economic condition risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature, involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

IMPACT OF INFLATION AND CHANGING PRICES

The financial statements and notes thereto, presented elsewhere herein, have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of the operations, unlike most industrial companies, nearly all of the company's assets and liabilities are monetary. As a result, interest rates have a greater impact on performance than do the effects of general levels of inflation. Interest rates do not necessarily more in the same direction or to the same extent as the prices of goods and services.

LIQUIDITY MANAGEMENT

Liquidity risk is the risk of being unable to timely meet obligations as they come due at reasonable cost. The corporation manages this risk by maintaining borrowing resources to find increases in assets and replace maturing obligations or deposit withdrawals, both in the normal course of business and in times of unusual events. ALCO sets the policies and reviews adherence to these policies.

The Company's sources of funds include a large, stable deposit base, secured advances from the Federal Home Loan Bank of New York, and access to capital markets.

Increases in rates, economic activity and confidence in the financial markets, may lead to disintermediation of deposits which may need to be replaced with higher cost borrowings.

The Company manages reliance on short-term unsecured borrowings as well as total wholesale funding though policy limits reviewed at ALCO.

The Company maintains access to a diversified base of wholesale funding sources. These sources include Federal Funds purchased; securities sold under agreements to repurchase, jumbo certificates of deposit and Federal Home Loan bank advances. Liquidity is also available through un pledged securities in the investment portfolio and capacity to securities, loans, including single family mortgage loans.

The low rate environment has created heavy refinance activity and offer to some degree by the amount of mortgage loans originated by the Company. The Company sells a portion of these loans into the secondary market and such loans are included in loans held for sale. At September 30, 2003 here were no loans available for sale. For the nine months ended September 30 the company originated $14.198 million in loans held for sale compared with $8.796 million for the nine months ended September 30, 2002.

Management believes that the Corporation has the funding capacity to meet the liquidity needs arising from potential events. In addition to pledgeable securities, the Corporation also maintains borrowing capacity through the Federal Discount Window and the Federal Home Loan Bank of New York secured with loans and marketable securities.

Liquidity is measured and monitored for the bank and holding company. The Corporation reviews the parent holding company's net short-term mismatch. This measures the ability of the holding company to meet obligations should access to bank dividends be constrained.

At September 30, 2003, the parent Company had $1.234 million in cash compared to $ 3.881 million at December 31, 2002. The decrease in cash at the parent company was due to increased capitalization of the subsidiary bank. Expenses at the parent company are minimal and management believes that the parent company has adequate liquidity to find its obligations.

Certain provisions of long-term debt agreements prevent the Corporation from creating liens on, disposing of or issuing voting stock of subsidiaries. As of September 30, 2003 the Corporation was in compliance with all covenants and provisions of these agreements.

OFF BALANCE SHEET LENDING RELATED COMMITMENTS

(DOLLARS IN THOUSANDS)     (UNAUDITED)                    AT SEPTEMBER 30, 2003
--------------------------------------------------------------------------------
Financial Standby Letters of credit                                $15,501
Home equity Lines                                                  $45,354
Commercial Credit Lines                                            $20,736
Commercial Real Estate Construction                                 $4,159
Mortgage Commitments:
Residental                                                          $8,551
Commercial                                                          $4,382
--------------------------------------------------------------------------------
Total Lines of Credit                                              $70,249
--------------------------------------------------------------------------------
Total Commitments                                                  $98,683
--------------------------------------------------------------------------------

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

Anticipated cash-flows at September 30, 2003, projected to October of 2004, indicates that the Bank's liquidity should remain strong, with an approximate projection of $200.2 million in anticipated cash flows over the next twelve months. This projection represents a forward-looking statement under the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from this projection depending upon a number of factors, including the liquidity needs of the Bank's customers, the availability of sources of liquidity and general economic conditions.

The Corporation derives a significant proportion of its liquidity from its core deposit base. For the nine-month period ended September 30, 2003, core deposits (comprised of total demand, savings accounts (excluding Super Max and money market accounts under $100,000) remained relatively stable and represented 51.4 percent of total deposits as compared with 49.1 percent at September 30, 2002.

The following table depicts the Corporations Core Deposit Mix as of September 30, 2003 and 2002.

CORE DEPOSIT MIX

                                                SEPTEMBER 30, 2003            SEPTEMBER 30 2002
                                                                                                       Net Change
(dollars in thousands)                          Balance            %          Balance           %     in Variance
-------------------------------------------------------------------------------------------------------------------
Demand Deposits                                $124,236        41.7%         $110,437       40.9%            12.5%
Now and ATS Accounts                             70,894        23.8%           60,729       22.5%            16.7%
Clubs                                               602         0.2%              600        0.2%             0.3%
Savings                                          79,849        26.8%           72,879       27.0%             9.6%
MMA Accounts <$100                               22,258         7.5%           25,420        9.4%           -12.4%
-------------------------------------------------------------------------------------------------------------------
Total Core Deposits                            $297,840                      $270,065                        10.3%
-------------------------------------------------------------------------------------------------------------------
Total Deposits                                 $580,017                      $550,545                         5.4%
-------------------------------------------------------------------------------------------------------------------
Core deposits to total deposits                  51.40%                         49.1%                         2.3%
-------------------------------------------------------------------------------------------------------------------


More volatile rate sensitive deposits, concentrated in time certificates of deposit greater than $100,000, for the nine-month period ended September 30, 2003, increased to 8.46 percent of total deposits from 5.61 percent during the nine-months ended September 30, 2002. This change has resulted from a $33.9 million increase in time deposits on average for the nine-months ended September 30, 2003 compared to the prior year period.

Short-term borrowings can be used to satisfy daily funding needs. Balances in these accounts fluctuate significantly on a day-to-day basis. The Corporation's principal short-term funding sources are securities sold under agreements to repurchase, advances from the Federal Home Loan Bank and Federal funds purchased. Average borrowings during the nine-months ended September 30, 2003 were $215.2 million, an increase of $81.7 million or 61.21 percent from $133.5 million in average borrowings during the comparable nine-months ended September 30, 2002.

During the nine-months ended September 30, 2003, average funding sources increased by approximately $124.7 million or 18.3 percent, compared to the same period in 2002. Interest-bearing deposit liabilities increased approximately $33.7 million on average and were comprised primarily of increases in time deposits, other then interest bearing deposits and borrowings and an increase in time deposits greater than $100,000. Non-interest bearing funding sources as a percentage of the total funding mix decreased to 14.8 percent on average as compared to 16.1 percent for the nine-month period ended September 30, 2002. This reflects a more rapid growth in non-deposit funding sources as a percentage of the funding base as compared with overall deposit growth.

CASH FLOW

The consolidated statements of cash flows present the changes in cash and cash equivalents from operating, investing and financing activities. During the nine months ended September 30, 2003, cash and cash equivalents (which increased overall by $2.1 million) were provided (on a net basis) by financing activities of approximately $34.0 million primarily due to an increase in borrowings of $71.8 million offset in part by a $36.3 million net decrease in deposits, and by operating activities (approximately $9.1 million). Approximately $41.0 million was used in net investing activities, principally a $79.6 million increase in loans and a $40.4 million decrease in the investment portfolio.

STOCKHOLDERS' EQUITY

Total stockholders' equity averaged $52.1 million or 6.03 percent of average assets for the nine month period ended September 30, 2003, as compared to $47.8 million, or 6.49 percent, during the same period in 2002. The Corporation's dividend reinvestment and optional stock purchase plan contributed $837,000 in new capital for the nine-months ended September 30, 2003 as compared with $876,000 for the comparable period in 2002. Book value per common share was $6.06 at September 30, 2003 as compared to $5.95 at September 30, 2002. Tangible book value (i.e., book value less goodwill) per common share was $5.81 at September 30, 2003 and $5.70 at September 30, 2002.

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

RISK-BASED CAPITAL/LEVERAGE

Banking regulations require banks to maintain minimum levels of regulatory capital. Under the regulations in effect at September 30, 2003, the Bank was required to maintain (i) a minimum leverage ratio of Tier 1 capital to total adjusted assets of 4.00%, and (ii) minimum ratios of Tier 1 and total capital to risk-weighted assets of 4.00% and 8.00%, respectively.

At September 30, 2003, total Tier 1 capital (defined as tangible stockholders' equity for common stock and certain perpetual preferred stock) amounted to $60.1 million or 7.01 percent of total assets. Tier I capital excludes the effect of SFAS No. 115, $782,000 of net unrealized losses, after tax, on securities available-for-sale (included as a component of other comprehensive income) and goodwill of approximately $2.1 million as of September 30, 2003. At September 30, 2003, the Corporation's estimated Tier I risk-based and total risk-based capital ratios were 11.75 percent and 12.28 percent, respectively. These ratios are well above the minimum guidelines of capital to risk-adjusted assets in effect as of September 30, 2003.

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

The foregoing capital ratios are based in part on specific quantitative measures of assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by the bank regulators about capital components, risk weightings and other factors. As of September 30, 2003, management believes that each of the Bank and the Corporation meet all capital adequacy requirements to which it is subject.

TRUST PREFERRED SECURITIES

On December 18, 2001 Center Bancorp statutory trust I a statutory business trust and wholly-owned subsidiary of Center Bancorp, Inc issued $10.0 million of floating rate capital trust pass through securities to investors due on December 18, 2031. The capital securities have preference over the common securities with respect to liquidation and other disturbances and qualify as Tier 1 capital. The subordinate debentures are redeemable in whole or part, prior to maturity but after December 18, 2006. The floating interest rate on the subordinate debentures is three month labor plus 3.60% and reprices quarterly. The rate at September 30, 2003 was 4.74 %. The additional capital raised with respect to the issuance of the floating rate capital pass through securities was used to bolster the corporation's capital and for general corporate purposes, including, capital contributions to the subsidiary bank Union Center National Bank. Additional information regarding securities is continued herein reference to disclosure on page 8.

REGULATORY CAPITAL

The Corporation's capital amounts and ratios are presented in the following table:


                                                                            FDIC REQUIREMENTS
------------------------------------------------------------------------------------------------------------------------------------

                                             CENTER BANCORP, INC               MINIMUM CAPITAL               FOR CLASSIFICATION
                                                    ACTUALS                        ADEQUACY                 AS WELL CAPITALIZED
------------------------------------------------------------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)                      AMOUNT          RATIO            AMOUNT          RATIO           AMOUNT          RATIO
------------------------------------------------------------------------------------------------------------------------------------
SEPTEMBER 30, 2003
------------------------------------------------------------------------------------------------------------------------------------
Leverage (Tier 1) capital                  $60,076              6.79%        35,501             4.00%       $44,272           5.00%
------------------------------------------------------------------------------------------------------------------------------------
RISK-BASED CAPITAL:
   Tier 1                                  $60,076             11.75%        20,460             4.00%        30,690           6.00%
   Total                                   $62,827             12.28%       $40,920             8.00%       $51,150          10.00%
------------------------------------------------------------------------------------------------------------------------------------
SEPTEMBER 30, 2002
------------------------------------------------------------------------------------------------------------------------------------
Leverage (Tier 1) capital                  $55,827              7.42%       $30,086             4.00%       $37,503           5.00%
------------------------------------------------------------------------------------------------------------------------------------
RISK-BASED CAPITAL:
   Tier 1                                   55,827             11.57%        19,303             4.00%        29,954           6.00%
   Total                                   $58,208             12.06%       $38,606             8.00%       $48,257          10.00%
====================================================================================================================================


The Bank's capital amounts and ratios are presented on the following table:

CAPITAL RATIOS FOR UNION CENTER NATIONAL BANK
------------------------------------------------------------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)
                                                                                MINIMUM                     AS OF          STATUTORY
                                                        AS OF SEPTEMBER 30,     REQUIRED       WELL         SEPTEMBER 30   MINIMUM
                                                       2003          2002       CAPITAL        CAPITALIZED  2003           CAPITAL
                                               -------------------------------------------------------------------------------------
Tier I Leverage                                        6.60%         6.86%       4.00%         5.00%        $58,544        $35,613
Tier I Risk-Based Capital                             11.45%        10.68%       4.00%         6.00%        $58,544        $20,460
Total Risk-Based Capital                              11.98%        11.18%       8.00%         10.00%       $61,295        $40,920
------------------------------------------------------------------------------------------------------------------------------------



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

Based on the results of the interest simulation model as of September 30, 2003, and assuming that management does not take action to alter the outcome, the Corporation would expect an increase of 1.10 percent in net interest income if interest rates decreased 100 basis points from the current rates in an immediate and parallel shock over a 12-month period. In a rising rate environment, based on the results of the model as of September 30, 2003, the Corporation would expect a decrease of 4.05% percent in net interest income if interest rates increased by 200 basis points from current rates in an immediate and parallel shock over a twelve month period.

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

ITEM 2-CHANGES IN SECURITIES

       None

ITEM 3-DEFAULTS UPON SENIOR SECURITIES

       None

 ITEM 4- SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

See Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.

ITEM 5 - OTHER INFORMATION

None

ITEM 6- EXHIBITS AND REPORTS ON FORM 8-K

A)   EXHIBITS:

     31.1 Certification of the Chief Executive Officer under section 302 of the Sarbanes-Oxley Act of 2002.
     31.2 Certification of the Chief Financial Officer under section 302 of the Sarbanes-Oxley Act of 2002.
     32.1 Certification of the Chief Executive Officer under section 906 of the Sarbanes-Oxley act of 2002.
     32.2 Certification of the Chief Financial Officer under section 906 of the Sarbanes-Oxley act of 2002.
     10.1 Amendment to the 1993 Outside Director Stock Option Plan

B)   REPORTS ON FORM 8-K

     Current Report on Form 10-Q on July 25 and August 1, 2003 reporting (under Items 7 and 12) the filing of a press release containing quarterly results of operations.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf, by the undersigned, thereunto duly authorized.


                                            CENTER BANCORP, INC.

DATE: November 14, 2003                     /s/: Anthony C. Weagley
                                            ------------------------------------
                                            Anthony C. Weagley, Treasurer
                                            (Chief Financial Officer)