Form 10-Q/A
period 2003-09-30
CENTER BANCORP INC
filed 2003-11-17
CIK 712771

                 UNITED STATES SECURITIES & EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-Q/A-1
      (correcting the Other Income and BOLI line items on the registrant's consolidated statements of income)

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
--------------------------------------------------------------------------------
(Title of Class)                               (Outstanding at October 31, 2003)

                              CENTER BANCORP, INC.

                              INDEX TO FORM 10-Q/A1


PART I.  FINANCIAL INFORMATION                                                         Page
                                                                                       ----
         Item 1.   Financial Statements
                   Consolidated Statements of Condition
                   at September 30, 2003 (Unaudited), December 31, 2002
                   and September 30,2002(Unaudited)                                     4

                   Consolidated Statements of Income for the
                   three and nine months ended September 30, 2003 and 2002              5
                   (Unaudited)

                   Consolidated Statements of Cash Flows for the
                   Nine months ended September 30, 2003 and 2002                        6
                   (Unaudited)

                   Notes to Consolidated Financial Statements                           7-9

                   Historical Development of Business/Competition                       9-11


PART II. OTHER INFORMATION

         Item 6.   Exhibits and Reports on Form 8-K                                     12

                    Signatures                                                          13

                    Management Certifications                                           14-17

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

Center Bancorp, Inc.
Consolidated Statements of Condition                                         September 30 December 31, September 30,
                                                                                 2003        2002         2002
(Dollars in thousands)                                                       (unaudited)              (unaudited)
----------------------------------------------------------------------------------------------------------------
Assets:
Cash and due from banks                                                      $  25,344    $  23,220    $  19,351
Investment securities held to maturity
(approximate market value of  $172,365 in 2003 and $219,921
at December 31, 2002 and $ 227,328 at September 30, 2002.)                     167,578      214,902      220,730
Investment securities available-for-sale                                       321,420      322,717      263,440
----------------------------------------------------------------------------------------------------------------
Total investment securities                                                    488,998      537,619      484,170
----------------------------------------------------------------------------------------------------------------
Loans, net of unearned income                                                  308,634      229,051      226,656
Less - Allowance for loan losses                                                 2,751        2,498        2,381
----------------------------------------------------------------------------------------------------------------
Net loans                                                                      305,883      226,553      224,275
----------------------------------------------------------------------------------------------------------------
Premises and equipment, net                                                     13,499       12,976       12,582
Accrued interest receivable                                                      4,952        4,439        5,078
Bank owned separate account life insurance                                      14,443       14,143       13,946
Other assets                                                                     1,941        2,395        1,974
Goodwill                                                                         2,091        2,091        2,091
----------------------------------------------------------------------------------------------------------------
Total assets                                                                 $ 857,151    $ 823,436    $ 763,467
----------------------------------------------------------------------------------------------------------------
Liabilities
Deposits:
Non-interest bearing                                                         $ 124,236    $ 116,984      110,437
Interest bearing:
Certificates of deposit $100,000 and over                                       49,083       33,396       30,862
Savings and time deposits                                                      406,698      465,971      409,246
----------------------------------------------------------------------------------------------------------------
Total deposits                                                                 580,017      616,351      550,545
----------------------------------------------------------------------------------------------------------------
Federal Home Loan Bank advances                                                125,000       65,000       65,000
Federal funds purchased and securities sold under agreements to repurchase      87,195       75,431       81,494
Corporation - obligated mandatorily redeemable
 trust preferred securities of subsidiary
 trust holding solely junior subordinated debentures of Corporation             10,000       10,000       10,000
Accounts payable and accrued liabilities                                         3,554        5,600        6,392
----------------------------------------------------------------------------------------------------------------
Total liabilities                                                              805,766      772,382      713,431
----------------------------------------------------------------------------------------------------------------
Stockholders' equity
Preferred Stock, no par value, authorized 5,000,000 shares;  None Issued             0            0            0
Common stock, no par value: authorized 20,000,000 shares;
 issued 9,522,244 at September 30, 2003, 9,499,114 shares at
Decemeber 31, 2003 and 9,490,534 shares at September 30, 2002                   19,317       18,984       18,893
Additional paid in capital                                                       4,632        4,562        4,392
----------------------------------------------------------------------------------------------------------------
Retained earnings                                                               32,323       29,863       28,792
================================================================================================================
Subtotal                                                                        56,272       53,409       52,077
Treasury stock at cost (1,037,094 at September 30, 2003 1,078,404
shares at December 31, 2002 and 1, 080,604 shares at September 30, 2002         (4,091)      (4,254)      (4,129)
Restricted stock                                                                   (14)        (285)         (28)
Accumulated other comprehensive (loss) income                                     (782)       2,184        2,116
----------------------------------------------------------------------------------------------------------------
Total stockholders' equity                                                      51,385       51,054       50,036
----------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                                   $ 857,151    $ 823,436    $ 763,467
================================================================================================================

All common stock share and per common share amounts have been restated to reflect the 2- for- 1common stock split declared on April 15, 2003, issued June 2, 2003 to common stockholders of record May 19, 2003. See Accompanying Notes to Consolidated Financial Statements

Center Bancorp, Inc.
Consolidated Statements of Income
(unaudited)

                                                                    THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                       September 30,                    September 30,
(Dollars in thousands, except per share data)                 2003              2002             2003             2002
-------------------------------------------------------------------------------------------------------------------------
Interest income:
Interest and fees on loans                                $     3,840       $     3,816      $    10,948      $    11,245
Interest and dividends on investment securities:
Taxable interest income                                         3,432             6,226           13,851           19,149
Nontaxable interest income                                        880               150            1,867              451
Interest on Federal funds sold and securities
purchased under agreement to resell                                --                50               --               59
-------------------------------------------------------------------------------------------------------------------------
Total interest income                                           8,152            10,242           26,666           30,904
-------------------------------------------------------------------------------------------------------------------------
Interest expense:
Interest on certificates of deposit $100,000 or more              117                94              355              383
Interest on other deposits                                      1,570             2,350            5,033            6,706
Interest on short-term borrowings                               1,424             1,340            4,165            3,983
-------------------------------------------------------------------------------------------------------------------------
Total interest expense                                          3,111             3,784            9,553           11,072
-------------------------------------------------------------------------------------------------------------------------
Net interest income                                             5,041             6,458           17,113           19,832
Provision for loan losses                                         103                90              262              270
-------------------------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses             4,938             6,368           16,851           19,562
-------------------------------------------------------------------------------------------------------------------------
Other income:
Service charges, commissions and fees                             401               409            1,239            1,183
Other income                                                      173               114              420              279
BOLI                                                              268               193              627              564
Gain (loss) on securities sold                                    (17)              203              220              445
-------------------------------------------------------------------------------------------------------------------------
Total other income                                                825               919            2,506            2,471
-------------------------------------------------------------------------------------------------------------------------
Other expense:
Salaries and employee benefits                                  2,507             2,373            7,834            6,955
Occupancy expense, net                                            393               395            1,365            1,233
Premises and equipment expense                                    384               388            1,278            1,172
Stationery and printing expense                                   131               115              436              419
Marketing and advertising                                         120               122              409              478
Other expenses                                                    880               792            2,439            2,600
-------------------------------------------------------------------------------------------------------------------------
Total other expense                                             4,415             4,185           13,761           12,857
-------------------------------------------------------------------------------------------------------------------------
Income before income tax expense                                1,348             3,102            5,596            9,176
Income tax  expense (provision)                                  (167)              998              888            2,950
-------------------------------------------------------------------------------------------------------------------------
Net income (benefit)                                      $     1,515       $     2,104      $     4,708      $     6,226
-------------------------------------------------------------------------------------------------------------------------
Earnings per share
Basic                                                     $      0.18       $      0.25      $      0.56      $      0.74
Diluted                                                   $      0.18       $      0.25      $      0.55      $      0.74
-------------------------------------------------------------------------------------------------------------------------
Average weighted common shares outstanding
Basic                                                       8,480,651         8,425,730        8,462,345        8,389,248
Diluted                                                     8,570,874         8,488,768        8,551,586        8,455,536
-------------------------------------------------------------------------------------------------------------------------


All common share and per common share amounts have been adjusted to reflect the 2-for-1 common split declared April 15, 2003 and issued June 2, 2003 to common stockholders of record May 19, 2003. See Accompanying Notes to Consolidated Financial Statements

Center Bancorp, Inc.
Consolidated Statements of Cash Flows
(unaudited)


                                                                           Nine Months Ended
                                                                              September 30
(Dollars in thousands)                                                  2003               2002
--------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                            $   4,708          $   6,226
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization                                             1,272              1,256
Provision for loan losses                                                   262                270
Gain on sales of investment securities available-for-sale                  (220)              (445)
Increase in accrued interest receivable                                    (513)              (536)
Decrease (Increase) in other assets                                         454                (58)
Increase in Cash Surrender Value of Bank Owned Life Insurance              (300)              (564)
(Decrease) Increase in other liabilities                                 (2,046)             1,214
Amortization of premium and accretion of
discount on investment securities, net                                    5,482                966
--------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                 9,099              8,329
--------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of securities available-for-sale               194,878            147,379
Proceeds from maturities of securities held-to-maturity                 124,908             72,018
Proceeds from sales of securities available-for-sale                    104,923             38,667
Purchase of securities available-for-sale                              (303,399)          (228,957)
Purchase of securities held-to-maturity                                 (77,584)           (95,427)
Purchase of FRB & FHLB stock                                             (3,340)              (100)
Net increase in loans                                                   (79,583)           (15,500)
Property and equipment expenditures, net                                 (1,797)            (2,153)
--------------------------------------------------------------------------------------------------
Net cash provided by investing activities                               (40,994)           (84,073)
--------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase  in deposits                                    (36,334)            52,712
Dividends paid                                                           (2,248)            (2,033)
Proceeds from issuance of common stock                                      837                876
Net increase in borrowings                                               71,764             14,198
--------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                34,019             65,427
--------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                      2,124            (10,317)
--------------------------------------------------------------------------------------------------
Cash and cash equivalents at beginning of period                      $  23,220          $  29,668
Cash and cash equivalents at end of period                            $  25,344          $  19,351
--------------------------------------------------------------------------------------------------
Supplemental disclosures of cash flow information:
Interest paid on deposits and short-term borrowings                   $   9,203          $  10,997
Income taxes                                                          $     861          $   3,410


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

         10.1 Amendment to the 1993 Outside Director Stock Option Plan (filed with the initial filing of this report)

B)       Reports on Form 8-K

         Current Report on Form 10-Q on July 25 and August 1, 2003 reporting (under Items 7 and 12) the filing of a press release containing quarterly results of operations.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to the registrant's Quarterly Report to be signed on its behalf, by the undersigned, thereunto duly authorized.

                                        CENTER BANCORP, INC.

                                        /s/ Anthony C. Weagley
DATE: November 17, 2003                 -----------------------------------
                                        Anthony C. Weagley, Treasurer
                                        (Chief Financial Officer)