Form 10-K
period 2003-12-31
CENTER BANCORP INC
filed 2004-03-15
CIK 712771

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549
                                    Form 10-K

(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2003.

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. for the transition period from ______ to _______.

                         Commission File Number 2-81353

                              CENTER BANCORP, INC.
             ------------------------------------------------------
             (exact name of registrant as specified in its charter)

          New Jersey                                             52-1273725
-------------------------------                             -------------------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ or No___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation 5-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to the Form 10-K.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes _X_ No___

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold or the average bid and ask price of such common equity, as of the last business day of the registrants most recently completed second fiscal quarter - $122.1 million

Shares outstanding on February 27, 2004
Common stock, no par value: 8,525,967 shares

Documents Incorporated by reference Definitive proxy statement dated March 19, 2004 in connection with the 2004 Annual Stockholders Meeting filed with the Commission pursuant to Regulation 14A will be incorporated by reference in Part III

Annual Report to Stockholders for the fiscal year ended December 31, 2003 will be incorporated by reference in Part I and Part II


                        Center Bancorp, Inc., Form 10-K

                               INDEX TO FORM 10-K
PART I

     ITEM 1    BUSINESS                                                        3

     ITEM 2    PROPERTIES                                                     14

     ITEM 3    LEGAL PROCEEDINGS                                              14

     ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS            14

     ITEM 4A   EXECUTIVE OFFICERS OF THE REGISTRANT                           15

PART II

     ITEM 5    MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
               RELATED  STOCKHOLDER MATTERS                                   16

     ITEM 6    SELECTED FINANCIAL DATA                                        16

     ITEM 7    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS                            16

     ITEM 7A   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
               MARKET RISK                                                    16

     ITEM 8    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                    16

     ITEM 9    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURE                            16

     ITEM 9A   CONTROLS AND PRECEDUERS

PART III

     ITEM 10   DIRECTORS OF THE REGISTRANT                                    17

     ITEM 11   EXECUTIVE COMPENSATION                                         17

     ITEM 12   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
               AND MANAGEMENT                                                 17

     ITEM 13   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                 17

     ITEM 14   PRINCIPAL ACCOUNTANT FEES ANS SERVICES                         17


PART IV

     ITEM 15   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
               REPORTS ON FORM 8-K                                         18-19


SIGNATURES                                                                    20

CERTIFICATIONS                                                                21



                         Center Bancorp Inc., Form 10-K                        2

                              Center Bancorp Inc.
                                   Form 10 K

                                     Part I

Item I-Business

A)  Historical Development Of Business

This report includes forward-looking statements within the meaning of Sections 27A of the Securities Act of 1933, as amended, and 21E of the Securities Exchange Act of 1934, as amended, that involve inherent risks and uncertainties. This report contains certain forward-looking statements with respect to the financial condition, results of operations, plans, objectives, future performance and business of Center Bancorp including statements preceded by, followed by or that include the words or phrases such as "believes," "expects," "anticipates," "plans," "trend," "objective," "continue," "remain," "pattern" or similar expressions or future or conditional verbs such as "will," "would," "should," "could," "might," "can," "may" or similar expressions. There are a number of important factors that could cause future results to differ materially from historical performance and these forward-looking statements. Factors that might cause such a difference include, but are not limited to: (1) competitive pressures among depository institutions increase significantly; (2) changes in the interest rate environment reduce interest margins; (3) prepayment speeds, loan origination and sale volumes, charge-offs and loan loss provisions; (4) general economic conditions are less favorable than expected; (5) political developments, wars or other hostilities may disrupt or increase volatility in securities markets or other economic conditions; (6) legislative or regulatory changes or actions adversely affect the businesses in which Center Bancorp is engaged; (7) changes and trends in the securities markets; (8) a delayed or incomplete resolution of regulatory issues; (9) the impact of reputational risk created by the developments discussed above on such matters as business generation and retention, funding and liquidity; and (10) the outcome of regulatory and legal investigations and proceedings. Further information on other factors that could affect the financial results of Center Bancorp are included in Center Bancorp's filings with the Securities and Exchange Commission. These documents are available free of charge at the Commission's website at http://www.sec.gov and/or from Center Bancorp.

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

The Bank was organized in 1923 under the law of the United States of America. The Bank operates five offices in Union Township, Union County, New Jersey, one office in Summit, Union County, New Jersey, one office in Springfield Township, Union County, New Jersey, one office in Berkeley Heights, Union County, New Jersey, one office in Madison, Morris County, New Jersey and two offices in Morristown, Morris County, New Jersey and currently employs 191 full-time equivalent persons. The Bank is a full service commercial bank offering a complete range of individual and commercial services.

During 2001 and 2003, the Corporation formed statutory business trusts, which exist for the exclusive purpose of (i) issuing Trust Securities representing undivided beneficial interests in the assets of the Trust; (ii) investing the gross proceeds of the Trust securities in junior subordinated deferrable interest debentures (subordinated debentures) of the Corporation; and (iii) engaging in only those activities necessary or incidental thereto. These subordinated debentures and the related income effects are not eliminated in the consolidated financial statements as the statutory business trusts are not consolidated in accordance with FASB interpretation No.46 "Consolidation of Variable Interest Entities." Distributions on the subordinated debentures owned by the subsidiary trusts below have been classified as interest expense in the Consolidated Statement of Income.

The Corporation issued $10.0 million in 2001 and $5.0 million in 2003 of subordinated debentures. These securities are included as a component of Tier 1 Capital for regulatory purposes. The Tier 1 leverage capital ratio was 7.44 percent at December 31, 2003.


                         Center Bancorp Inc., Form 10-K                        3

During 2002, the Bank established two investment subsidiaries to hold portions of its securities portfolio and in January of 2003, established an insurance subsidiary for the sale of insurance and annuity products.

The Corporation's website address is http://www.centerbancorpcom. The Corporation makes available free of charge on or through its website the following: its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC.

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

The Bank offers a broad range of consumer banking services, including interest bearing and non-interest bearing checking accounts, savings accounts, money market accounts, certificates of deposit, IRA accounts, Automated Teller Machines ("ATM") accessibility using Star Systems, Inc. service, secured and unsecured loans, mortgage loans, home equity lines of credit, safe deposit boxes, Christmas club accounts, vacation club accounts, collection services, money orders and traveler's checks.

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

The Parent Corporation is required to file with the Federal Reserve Board an annual report and such additional information as the Federal Reserve Board may require pursuant to the Bank Holding Company Act of 1956, as amended (the "Act"). In addition, the Federal Reserve Board makes periodic examinations of bank holding companies and their subsidiaries. The Act requires each bank holding company to obtain the prior approval of the Federal Reserve Board before it may acquire substantially all of the assets of any bank, or before it may acquire ownership or control of any voting shares of any bank, if, after such acquisition, it would own or control, directly or indirectly, more than 5 percent of the voting shares of such bank. The Bank Holding Company Act limits the activities which may be engaged in by the Company and its subsidiaries to those of banking, the ownership and acquisition of assets and securities of banking organizations, and the management of banking organizations, and to certain non-banking activities which the Federal Reserve Board finds, by order or regulation, to be so closely related to banking or managing or controlling a bank as to be a proper incident thereto. The Federal Reserve Board is empowered to differentiate between activities by a bank holding company or a subsidiary thereof and activities commenced by acquisition of a going concern. With respect to non-banking activities, the Federal Reserve Board has by regulation determined that several non-banking activities are closely related to banking within the meaning of the Holding Company Act and thus may be performed by bank holding companies.

The operations of the Bank are subject to requirements and restrictions under federal law, including requirements to maintain reserves against deposits, restrictions on the types and amounts of loans that may be granted, limitations on the types of investments that may be made and the types of services which may be offered. Various consumer laws and regulations also affect the operations of the Bank. Approval of the Comptroller of the Currency is required for branching, bank mergers in which the continuing bank is a national bank and in connection with certain fundamental corporate changes affecting the Bank. There are various legal limitations, including Sections 23A and 23B of the Federal Reserve Act, which govern the extent to which a bank subsidiary may finance or otherwise supply funds to its holding company or its


                         Center Bancorp Inc., Form 10-K                        4
holding company's non-bank subsidiaries. Under federal law, no bank subsidiary may, subject to certain limited exceptions, make loans or extensions of credit to, or investments in the securities of, its parent or the non-bank subsidiaries of its parent (other than direct subsidiaries of such bank which are not financial subsidiaries) or take their securities as collateral for loans to any borrower. Each bank subsidiary is also subject to collateral security requirements for any loans or extensions of credit permitted by such exceptions.

FDICIA

The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") among other things requires federal banking agencies to broaden the scope of regulatory corrective action taken with respect to banks that do not meet minimum capital requirements and to take such actions promptly in order to minimize losses to the FDIC. Under FDICIA, federal banking agencies have established five capital tiers: "well capitalized", "adequately capitalized", and "undercapitalized", "significantly undercapitalized and critically undercapitalized".

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

Insurance Funds

The Corporation is a member of the Bank Insurance Fund ("BIF") of the FDIC. The FDIC also maintains another insurance fund, the Savings Association Insurance Fund ("SAIF"), which primarily covers savings and loan association deposits but also covers deposits that are acquired by a BIF-insured institution from a savings and loan association. The Corporation had approximately $572.2 million of deposits at December 31, 2003, with respect to which it pays SAIF FICO Assessments.

The Gramm-Leach-Bliley Financial Modernization Act Of 1999

The Gramm-Leach-Bliley Financial Modernization Act of 1999 became effective in early 2000. The Modernization Act:

o allows bank holding companies meeting management, capital, and Community Reinvestment Act standards to engage in a substantially broader range of nonbanking activities than previously was permissible, including insurance underwriting and making merchant banking investments in commercial and financial companies; if a bank holding company elects to become a financial holding company, it files a certification, effective in 30 days, and thereafter may engage in certain financial activities without further approvals;

o    allows insurers and other financial services companies to acquire banks;


                         Center Bancorp Inc., Form 10-K                        5

o removes various restrictions that previously applied to bank holding company ownership of securities firms and mutual fund advisory companies; and

o establishes the overall regulatory structure applicable to bank holding companies that also engage in insurance and securities operations.

The Modernization Act also modified other financial laws, including laws related to financial privacy and community reinvestment.

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

Recent Legislation

In response to the events of September 11, 2001, the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the "USA PATRIOT Act"), was signed into law on October 26, 2001. The USA PATRIOT Act gives the federal government new powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing, and broadened anti-money laundering requirements. By way of amendments to the Bank Secrecy Act, Title III of the USA PATRIOT Act encourages information sharing among bank regulatory agencies and law enforcement bodies. Further, certain provisions of Title III impose affirmative obligations on a broad range of financial institutions, including banks, thrifts, brokers, dealers, credit unions, money transfer agents and parties registered under the Commodity Exchange Act.

Among other requirements, Title III of the USA PATRIOT Act imposes the following requirements with respect to financial institutions:

o All financial institutions must establish anti-money laundering programs that include, at minimum: (i) internal policies, procedures, and controls;
     (ii) specific designation of an anti-money  laundering  compliance officer;
     (iii) ongoing employee training programs; and (iv) an independent audit function to test the anti-money laundering program.

o The Secretary of the Department of Treasury, in conjunction with other bank regulators, was authorized to issue regulations that provide for minimum standards with respect to customer identification at the time new accounts are opened.

o Financial institutions that establish, maintain, administer, or manage private banking accounts or correspondence accounts in the United States for non-United States persons or their representatives (including foreign individuals visiting the United States) are required to establish appropriate, specific and, where necessary, enhanced due diligence policies, procedures, and controls designed to detect and report money laundering.

o Financial institutions are prohibited from establishing, maintaining, administering or managing correspondent accounts for foreign shell banks (foreign banks that do not have a physical presence in any country), and will be subject to certain record keeping obligations with respect to correspondent accounts of foreign banks.

o Bank regulators are directed to consider a holding company's effectiveness in combating money laundering when ruling on Federal Reserve Act and Bank Merger Act applications.

The federal banking agencies have begun to propose and implement regulations pursuant to the USA PATRIOT Act. These proposed and interim regulations would require financial institutions to adopt the policies and procedures contemplated by the USA PATRIOT Act.


                         Center Bancorp Inc., Form 10-K                        6

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

o    Disclosure of off-balance sheet transactions;

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


                         Center Bancorp Inc., Form 10-K                        7
loans and to establish additional loan loss reserves also can have the effect of reducing current operating earnings and thus impacting an institution's ability to pay dividends. Regulatory authorities have indicated that bank holding companies which are experiencing high levels of non-performing loans and loan charge-offs should review their dividend policies. Reference is also made to
Note 14 of the Notes to the Corporation's Consolidated Financial Statements included in the 2003 Annual Report incorporated herein by reference.

D) Statistical Information
(Reference is also made to Exhibit 13.1 of this Annual Report on Form 10-K)

Information regarding interest sensitivity is incorporated by reference to pages 29 through 31 of the 2003 Annual Report to Shareholders (the 2003 Annual Report).

Information regarding related party transactions is incorporated by reference to
Note 5 of the Notes to the Corporation's Consolidated Financial Statements included in the 2003 Annual Report incorporated herein by reference.

I.  Investment Portfolio

     a) For information regarding the carrying value of the investment portfolio, see pages 48-50 of the 2003 Annual Report, which is incorporated herein by reference.

     b) The following table illustrates the maturity distribution and weighted average yield on a tax-equivalent basis for investment securities at December 31, 2003, on a contractual maturity basis.

                                                                           Other
                                                                         Securities
                                                                          Federal
                                         Obligations of   Obligations     Reserve
                                         US Treasury &    of States &    & Federal
                                           Government      Political     Home Loan
(Dollars in Thousands)                      Agencies      Subdivisions   Bank Stock   Total
---------------------------------------------------------------------------------------------
Due in 1 year or less
---------------------------------------------------------------------------------------------
  Amortized Cost                                $400         $3,400       $68,483    $72,283
  Market Value                                   400          3,483        68,567     72,450
  Weighted Average Yield                       0.93%          6.27%         2.15%      2.34%
Due after one year through five years
  Amortized Cost                             $13,230         $1,689       $31,660    $46,579
   Market Value                               13,358          1,781        33,613     48,752
  Weighted Average Yield                       4.05%          6.18%         5.96%      5.43%
Due after five years through ten years
  Amortized Cost                             $54,532        $37,727        $8,550   $100,809
  Market Value                                54,690         38,455         8,968    102,113
  Weighted Average Yield                       4.11%          5.50%         5.55%      4.75%
Due after ten years
  Amortized Cost                            $201,644        $56,695       $31,078   $289,417
  Market Value                               200,831         56,443        34,586    291,860
  Weighted Average Yield                       4.00%          6.05%         7.50%      4.78%
No Maturity
  Amortized Cost                                  $0             $0        $8,899     $8,899
  Market Value                                     0              0         8,899      8,899
  Weighted Average Yield                       0.00%          0.00%         2.53%      2.53%
---------------------------------------------------------------------------------------------
Total
  Amortized Cost                            $269,806        $99,511      $148,670   $517,987
  Market Value                               269,279        100,162       154,633    524,074
  Weighted Average Yield                       4.02%          5.77%         4.15%      4.41%
=============================================================================================

     c) Securities of a single issuer exceeding 10 percent of stockholders' equity amounted to $6.0 million with a market value of $5.9 million at December 31, 2003 and are listed in the table below:


                         Center Bancorp Inc., Form 10-K                        8

                                          Aggregate
(Dollars in Thousands)                    Book Value           Market Value
---------------------------------------------------------------------------
Issuer

Altoona PA Area School District               5,990                 5,917
---------------------------------------------------------------------------
Total                                       $ 5,990               $ 5,917
===========================================================================

The securities listed in the table above are rated investment grade by Moody's and/or Standard and Poors and conform to the Corporation's investment policy guidelines.

For  other  information   regarding  the  Corporation's   investment  securities
portfolio, see Pages 20, 21, 31, 37 and 47-50 of the 2003 Annual Report.

II.  Loan Portfolio

The following table presents information regarding the components of the Corporation's loan portfolio on the dates indicated.

                                                        Years Ended December 31
                                    -------------------------------------------------------------
 (Dollars in thousands)                 2003         2002         2001         2000         1999
-------------------------------------------------------------------------------------------------
Commercial                          $127,327     $104,481      $89,772      $75,280      $61,861
Mortgage Real Estate Residential     214,482      119,674      116,335      117,762       99,801
Installment                            7,736        4,896        5,179        5,907        7,669
-------------------------------------------------------------------------------------------------
    Total                            349,525      229,051      211,286      198,949      169,331

Less:
Unearned discount                          0            0            0            0          242
Allowance for loan losses              3,002        2,498        2,191        1,655        1,423
-------------------------------------------------------------------------------------------------
Net total                           $346,523     $226,553     $209,095     $197,294     $167,666
=================================================================================================

Since 1999, demand for the Bank's commercial loan, commercial real estate and real estate mortgage products improved gradually. In 2003 the increase in Residential Mortgage Loans is attributable to the low interest environment that spurred increased refinancing activity in the market. Business development and marketing programs coupled with positive market trends supported the growth in 2000, 2001, 2002 and 2003.

The maturities of commercial loans at December 31, 2003 are listed below.

                                                 At December 31, 2003, Maturing
                              -------------------------------------------------------------
                                               After One Year
                                In One Year        Through           After
(Dollars in thousands)            Or Less        Five Years        Five Years       Total
-------------------------------------------------------------------------------------------
Construction  loans                $7,016              $0               $0          $7,016
Commercial real estate loans        3,489           4,682           83,277          91,448
Commercial loans                   12,749           8,339            7,775          28,863
                              -------------------------------------------------------------
    Total                          23,254          13,021           91,052         127,327

Loans with:
  Fixed rates                          83           1,925           19,059          21,067
  Variable rates                   23,171          11,096           71,993         106,260
                              -------------------------------------------------------------
    Total                         $23,254         $13,021          $91,052        $127,327
-------------------------------------------------------------------------------------------

Lending is one of Center Bancorp's primary business activities. The Corporation's loan portfolio consists of both retail and commercial loans, serving the diverse customer base in its market area. In 2003, average total loans comprised 34.1 percent of average interest-earning assets. The Corporation has experienced a compound growth rate in average loans since 2000 of 10.45 percent. Average loans amounted to $276.5 million in 2003 compared with $222.8 million in 2002 and $206.0 million in 2001. The composition of Center Bancorp's loan portfolio continues to change due to the local economy. Factors such as the economic climate, interest rates, real estate values and employment all contribute to these changes. Loan


                         Center Bancorp Inc., Form 10-K                        9
growth has been generated through business development efforts and entry, through branching, into new markets.

Average commercial loans increased approximately $10.2 million or 24.8 percent in 2003 as compared with 2002. The Corporation seeks to create growth in commercial lending by offering customized products, and competitive pricing and by capitalizing on the positive trends in its market area. Specialized products are offered to meet the financial requirements of the Corporation's clients. It is the objective of the Corporation's credit policies to diversify the commercial loan portfolio to limit concentrations in any single industry.

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

Average mortgage loans, which amounted to $174.0 million in 2003, increased $25.0 million or 16.8 percent as compared with average mortgage loans of $149.0 million in 2002 (which reflected a 9.0 percent increase over 2001). The
Corporation's long-term mortgage portfolio includes both residential and commercial financing. Growth during the past two years largely reflected brisk activity in mortgage financing. Although a portion of the Corporation's commercial mortgages adjust to changes in the prime rate, as well as indices tied to 5 year Treasury Notes, and the Federal Home Loan Bank of New York 5-year advance rate, most of these loans and residential mortgage loans have fixed interest rates.

Residential loans increased steadily in 1999 and in 2000. During 2001 growth increased as rates stabilized and borrower activity remained strong. During 2002 and 2003 growth was affected by refinancing activity, competition among lenders and falling interest rates. In 2003, this was mitigated to some extent, by the promotion of specific products including a 10-year amortizing mortgage, 7/1 adjustable rate mortgage and home equity lines of credit, which resulted in increased volumes in these categories of loans.

Average construction loans and other temporary mortgage financing increased from 2002 to 2003 by $694,000 to $10,247,000. Such loans increased by $2,079,000 from
2001 to 2002. The change in construction and other temporary mortgage lending has been generated by the market activity of the Corporation's customers engaging in residential and commercial development throughout New Jersey. Interest rates on such mortgages are generally tied to key short-term market interest rates. Funds are typically advanced to the builder or developer during various stages of construction and upon completion of the project it is contemplated that the loans will be repaid by cash flows derived from the ongoing project.

Loans to individuals include personal loans, student loans, and home improvement loans, as well as financing for automobiles and other vehicles. Such loans averaged $6.3 million in 2003, as compared with $4.9 million in 2002 and $5.2 million in 2001. The increase in loans to individuals during 2003 was due to increases in personal loans, and offset in part by declines in automobile loans, as a result of aggressive marketing campaigns by automobile manufacturers.

Home equity loans, as well as traditional secondary mortgage loans, have become popular with consumers due to their tax advantages over other forms of consumer borrowing. Home equity loans and secondary mortgages averaged $50.1 million in 2003, an increase of $19.0 million or 61.1 percent as compared with average home equity loans of $31.1 million in 2002. Interest rates on floating rate home equity loans are generally tied to the prime rate while most other loans to individuals, including fixed rate home equity loans, are medium-term (ranging between one-to-five years) and carry fixed interest rates. The increase in home equity loans outstanding during 2003 was due in part to the Bank's promotion of a home equity line that included a below market teaser rate for six months with a subsequent reset to prime rate floating minus 50 basis points for the life of the home equity line of credit. The decrease in home equity loans outstanding during 2002 was attributable to the lower interest environment, which resulted in substantial refinancing activity of fixed rate equity loans.

At December 31, 2003, the Corporation had total lending commitments outstanding of $42.3 million, of which approximately 27.3 percent were for commercial loans, commercial real estate loans and construction loans.

Credit risks are an inherent part of the lending function. The Corporation has set in place specific policies and guidelines to limit credit risks. The following describes the Corporation's credit management policy and describes certain risk elements in its earning assets portfolio.


                         Center Bancorp Inc., Form 10-K                       10

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

The Corporation has established its own internal loan-to-value limits for real estate loans. In general, except as described below, these internal limits are not permitted to exceed the following supervisory limits:

Loan Category                                            Loan-to-Value Limit
--------------------------------------------------------------------------------
Raw Land                                                         65%
Land Development                                                 75%
Construction:
  Commercial, Multifamily*
  and other Nonresidential                                       80%
Improved Property                                                85%
--------------------------------------------------------------------------------
Owner-occupied  1 to 4 family and home equity                    **
--------------------------------------------------------------------------------

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


                         Center Bancorp Inc., Form 10-K                       11

Credit quality is monitored through an internal review process, which includes a credit risk rating System that facilitates the early detection of problem loans. Under this grading system all commercial loans and commercial mortgage loans are graded in accordance with the risk characteristics inherent in each loan. Problem loans include "Watch List" loans, non-accrual loans, and loans which conform to the regulatory definitions of criticized and classified loans.

A Problem Asset Report is prepared monthly and is examined by both the senior management of the Bank and the Corporation's Board of Directors. This review is designed to enable management to take such actions as are considered necessary to identify and remedy problems on a timely basis.

The Bank's internal loan review process is complimented by an independent loan review conducted on an annual basis, under the mandate and approval of the Corporation's Board of Directors. In addition, regularly scheduled audits performed by the Bank's internal audit function are designed to ensure the integrity of the credit and risk monitoring systems currently in place.

Risk Elements. Risk elements include non-performing loans, loans past due ninety days or more as to interest or principal payments but not placed on a non-accrual status, potential problem loans, other real estate owned, net, and other non-performing interest-earning assets.

Non-performing and Past Due Loans, OREO. Non-performing loans include non-accrual loans and troubled debt restructuring. Non-accrual loans represent loans on which interest accruals have been suspended. It is the Corporation's general policy to consider the charge-off of loans when they become contractually past due ninety days or more as to interest or principal payments or when other internal or external factors indicate that collection of principal or interest is doubtful. Troubled debt restructurings represent loans on which a concession was granted to a borrower, such as a reduction in interest rate, which is lower than the current market rate for new debt with similar risks. At December 31, 2003 and 2002, the Corporation did not have any other real estate owned (OREO).

Loans accounted for on a non-accrual basis at December 31, 2003, 2002, 2001, 2000, and 1999 are as follows:

 (Dollars in thousands)             2003      2002     2001      2000       1999
--------------------------------------------------------------------------------
Mortgage Real Estate                  $0        $0       $0      $246       $269
Commercial                            $1        $0      $84        $0         $0
Installment                          $25      $229      $25        $0        $23
--------------------------------------------------------------------------------
Total non-accrual loans              $26      $229     $109      $246       $292
--------------------------------------------------------------------------------

Accruing loans which are contractually past due 90 days or more as to principal or interest payments are as follows:

                                                    December 31
                                    --------------------------------------------
 (Dollars in thousands)             2003      2002     2001      2000       1999
--------------------------------------------------------------------------------
Installment                           $0        $0        8         2          0
--------------------------------------------------------------------------------
Total                                 $0        $0       $8        $2         $0
--------------------------------------------------------------------------------

There were no loans which are "troubled debt restructurings" as of the last day of each of the last five years.

In general, it is the policy of management to consider the charge-off of loans at the point that they become past due in excess of 90 days, with the exception of loans that are secured by cash or marketable securities or mortgage loans, which are in the process of foreclosure.

There were no other known "potential problem loans" (as defined by SEC regulations) as of December 31, 2003 that have not been identified and classified. Classified loans, consisting of other assets especially mentioned and substandard loans, amounted to $151,000 and $358,000, respectively, at December 31, 2003. At December 31, 2002 these loans amounted to $158,000 and $175,000, respectively. The Corporation has no foreign loans.


                         Center Bancorp Inc., Form 10-K                       12

As of December 31, 2003, $8.7 million of the commercial loan portfolio or 18.0 percent of $48.3 million, represented outstanding working capital loans to various real estate developers. All but $3.7 million of these loans are secured by mortgages on land and on buildings under construction.

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

                      Commercial          Real Estate Mortgage           Installment     Unallocated
                    ------------          --------------------           -----------     -----------
                               Loans to                Loans to                Loans to
                     Amount   Total Loans  Amount     Total Loans     Amount  Total Loans  Amount
(Dollars in thousands)             %                       %                      %                  Total
-------------------------------------------------------------------------------------------------------------
       2003          $1,763      38.6       $986         59.2          $80       2.2        $173     $3,002
       2002          $1,846      45.8       $494         52.3          $46       1.9        $112     $2,498
       2001           $877       42.5       $876         55.1          $297      2.4        $141     $2,191
       2000           $530       37.8       $894         59.2          $191      3.0        $40      $1,655
       1999           $718       36.6       $492         58.9          $155      4.5        $58      $1,423

Information regarding charge-offs and recoveries is incorporated by reference to page 24 of the 2003 Annual Report.

IV. Deposits

Information regarding average amounts/rates of deposits is incorporated by reference to pages 20 and 37 of the 2003 Annual Report. Information regarding the amount of time certificates of deposit of $100,000 or more is presented on pages 31 and 38 of the 2003 Annual Report.

V. Return on Equity and Assets

Information regarding the return on average assets, return on average equity, the equity to assets ratio and dividend payout ratio is incorporated by reference to pages 1 and 15 of the 2003 Annual Report. Return on average assets was 0.74 percent, 1.07 percent and 0.99 percent for the years ended December 31, 2003, 2002, and 2001, respectively. The dividend payout ratio was 46.9 percent,
34.3 percent, and 38.9 percent for the years ended December 31, 2003, 2002, and 2001, respectively. Return on tangible average shareholders equity was 12.9 percent in 2003, compared with 17.3 percent in 2002 and 14.9 percent for 2001.

VI. Short-term Borrowings

Information regarding the amount outstanding of short-term borrowings is incorporated by reference to pages 33 and 34 of the 2003 Annual Report.



                         Center Bancorp Inc., Form 10-K                       13

ITEM 2-Properties

The Bank's operations are located at five sites in Union Township, one in Springfield Township, one in Berkeley Heights, one in Vauxhall and one in Summit, Union County, New Jersey. The Bank also has one site in Madison, and two sites in Morristown, Morris County, New Jersey. The principal office is located at 2455 Morris Avenue, Union, Union County, New Jersey. The principal office is a two story building constructed in 1993. On October 3, 2003 the Bank purchased a 19,555 square foot office facility on Springfield Road in Union New Jersey, that will serve as the Bank's New Operations and Data Center.

Six of the locations are owned by the Bank and six of the locations are leased by the Bank. The lease of the Five Points Branch located at 356 Chestnut Street, Union, New Jersey expires November 30, 2007 and is subject to renewal at the Bank's option. The lease of the Career Center Branch located in Union High School which expired on March 30, 2002, was renegotiated during 2003, with the Union Township Board of Education and expires October 31, 2008 with the township Board of Education. The lease of the Madison office located at 300 Main Street, Madison, New Jersey expires June 6, 2005 and is subject to renewal at the Bank's option. The lease of the Millburn Mall Branch located at 2933 Vauxhall Road, Vauxhall, New Jersey expires January 31, 2013 and is subject to renewal at the Bank's option. The lease of the Morristown office located at 86 South Street, Suite 2A, Morristown, New Jersey expires February 28, 2008 and is subject to renewal at the Bank's option. The lease of the Summit branch located at 392 Springfield Avenue, Summit, New Jersey expires March 31, 2009 and is subject to renewal at the Bank's option. (See page 67 of the 2003 Annual Report for a complete listing of all branches and locations. The Drive In/Walk Up located at 2022 Stowe Street, Union, New Jersey is adjacent to a part of the Center Office facility.) The Bank has one off-site ATM at Union Hospital, 100 Galloping Hill Road, Union, New Jersey and another offsite ATM at the New Jersey Transit Union Train Station located on Green Lane in Union, New Jersey.

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

ITEM 4-Submission of Matters to a Vote of Security Holders

The Corporation had no matter submitted to a vote of security holders during the fourth quarter of 2003.




                         Center Bancorp Inc., Form 10-K                       14

ITEM 4 A-Executive Officers

The following table sets forth the name and age of each executive officer of the Parent Corporation, the period during which each such person has served as an officer of the Parent Corporation or the Bank and each such person's business experience (including all positions with the Parent Corporation and the Bank) for the past five years:

Name and Age             Officer Since                   Business Experience
------------             -------------                   -------------------
John J.  Davis           1982 the Parent Corporation     President & Chief Executive Officer
Age - 61                 1977 the Bank                   of the Parent Corporation and the Bank

Anthony C.  Weagley      1996 the Parent Corporation     Vice President & Treasurer of the Parent Corporation
Age - 42                 1985 the Bank                   Senior Vice President & Cashier (1996-Present),
                                                         Vice President & Cashier (1991 - 1996) and
                                                         Assistant Vice President (1991-1997) of the Bank

Donald Bennetti          1996 the Parent Corporation:    Vice President of the Parent Corporation
Age - 60                 1990 the Bank                   Senior Vice President (1997-Present)
                                                         Vice President (1993-1997)
                                                         Assistant Vice President (1992-1993) and
                                                         Assistant Cashier (1990-1992) of the Bank

John F. McGowan          1998 the Parent Corporation     Vice President of the Parent Corporation
Age -57                  1996 the Bank                   Senior Vice President (1998-Present) and
                                                         Vice President (1996-1998) of  the Bank

Lori A. Wunder           1998 the Parent Corporation     Vice President of the Parent Corporation
Age - 40                 1995 the Bank                   Senior Vice President  (1998-Present)
                                                         Vice President (1997-1998)
                                                         Assistant Vice President (1996-1997) and
                                                         Assistant Cashier (1995-1996) of the Bank

Julie D'Aloia            1999 the Parent Corporation     Vice President & Secretary (Present)
Age - 42                                                 Corporate Secretary (1998-2000) of the Corporation
                         1998 the Bank                   Senior Vice President & Secretary (2001)
                                                         Assistant-To-The-President of the Bank &
                                                         Corporate Secretary(1995-1998) of the Bank

William E. Arnold        2000 the Parent Corporation     Vice President of the Parent Corporation
Age - 52                 2000 the Bank                   Senior Vice President & Senior Loan Officer (2000-Present)
                                                         Metropolitan State bank
                                                         Executive V. P. and Senior Company Officer (1996-2000)

Mark S. Cardone          2001 the Parent Corporation     Vice President of the Parent Corporation
Age - 40                 2001 the Bank                   Senior Vice President & Branch  Administrator
                                                         (2001 - Present)
                                                         Vice President Fleet Bank (1996-2001)


                         Center Bancorp Inc., Form 10-K                       15

                                     Part II

ITEM 5-Market Information For the Registrant's Stock and Related
       Stockholder Matters

The information required by Item 5 of Form 10-K appears on pages 34-36 of the 2003 Annual Report to shareholders (the "2003 Annual Report") and is incorporated herein by reference. As of December 31, 2003 there were 527 holders of record of the Parent Corporation's Common Stock.


ITEM 6-Selected Financial Data

The information required by Item 6 of Form 10-K appears on pages 1 and 15 of the 2003 Annual Report and is incorporated herein by reference.


ITEM 7-Management's Discussion and Analysis of Financial Condition and Results of Operations

The information required by Item 7 of Form 10-K appears on pages 16 through 37 of the 2003 Annual Report and is incorporated herein by reference.


ITEM 7A-Quantitative and Qualitative Disclosures About Market Risk

The information required by Item 7A of Form 10-K appears on pages 29 through 32 of the 2003 Annual Report and is incorporated herein by reference.


ITEM 8-Financial Statements and Supplementary Data

The information required by Item 8 of Form 10-K appears on pages 38 through 41 of the 2003 Annual Report and is incorporated herein by reference.


ITEM 9-Changes In and Disagreements With Accountants on
       Accounting and Financial Disclosures

None


ITEM 9A-Controls and Procedures

(A) Disclosure controls and procedures. As of the end of the Corporation's most recently completed fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) covered by this report, the Corporation carried out an evaluation, with the participation of the Corporation 's management, including the Corporation's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Corporation 's disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-15. Based upon that evaluation, the Corporation 's Chief Executive Officer and Chief Financial Officer concluded that the Corporation 's disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Corporation in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.

(B) Changes in internal controls over financial reporting. There have been no changes in the Corporation's internal controls over financial reporting that occurred during the Corporation's last fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Corporation 's internal control over financial reporting.


                         Center Bancorp Inc., Form 10-K                       16

                                    Part III

ITEM 10-Directors of the Registrant

Except as set forth in the next paragraph the Corporation responds to this item by incorporating herein by reference the material responsive to such item in the Corporation's definitive proxy statement for its 2003 Annual Meeting of Stockholders.

The Corporation maintains a code of ethics applicable to the Corporation's chief executive officer, senior financial professional personnel( including the Corporation's chief financial officer, principal accounting officer or controller and persons performing similar transactions) all other executive officers and all directors. A copy of this code of ethics is set forth in
Exhibit 14.1 to this Annual Report. The Corporation also maintains a code of conduct applicable to all other employees. A copy of this code of conduct is set forth in Exhibit 99.1 to this Annual Report.

ITEM 11-Executive Compensation

The Corporation responds to this item by incorporating herein by reference the material responsive to such item in the Corporation's definitive proxy statement for its 2004 Annual Meeting of Stockholders.

ITEM 12-Security Ownership of Certain Beneficial Owners and Management

The Corporation responds to this item by incorporating herein by reference the material responsive to such item in the Corporation's definitive proxy statement for its 2004 Annual Meeting of Stockholders.

ITEM 13-Certain Relationships and Related Transactions

The Corporation responds to this item by incorporating herein by reference the material responsive to such item in the Corporation's definitive proxy statement for its 2004 Annual Meeting of Stockholders.


ITEM 14-Principal Accountant Fees and Services

The Corporation responds to this item by incorporation herein by reference the material response to such item in the Corporation's definitive proxy statement for its 2004 Annual Meeting of Stockholders.




                         Center Bancorp Inc., Form 10-K                       17

                                     Part IV

ITEM 15-Exhibits, Financial Statement Schedules, and Reports on Form 8 -K

                                                                   Pages in 2003
                                                                   Annual Report
                                                                   -------------

Consolidated Statements of Condition at December 31, 2003, and 2002       38

Consolidated Statements of Income for the years ended
  December 31, 2003, 2002 and 2001                                        39

Consolidated Statements of Changes in Stockholders' Equity for the
years ended December 31, 2002, 2001 and 2000                              40

Consolidated Statements of Cash Flows for the years ended
December 31, 2003, 2002 and 2001                                          41

Notes to Consolidated Financial Statements                             42-63

Independent Auditors' Report                                              64


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


                         Center Bancorp Inc., Form 10-K                       18

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

   10.15 Registrant's Placement Agreement dated December 12, 2003 with Sandler O'Neill & Partners, L.P. to issue and sell $5 million aggregate liquidation amount of floating rate MMCapS(SM) Securities.

   10.16 Indenture dated as of December 19, 2003, between the registrant and Wilmington Trust Company relating to $5.0 million aggregate principal amount of floating rate debentures.

   10.17 Amended and restated Declaration of Trust of Center Bancorp Statutory Trust II, dated as of December 19, 2003

   10.18 Guarantee agreement between Registrant and Wilmington Trust Company dated as of December 19, 2003.

   10.19 Senior Officer Protection Plan

   11.1 Statement regarding computation of per share earnings is omitted because the computation can be clearly determined from the material incorporated by reference in this Report.

   13.1 Parts of Registrant's Annual Report to Shareholders for the year ended December 31, 2003 are incorporated by reference.

   14.1 Code of Ethics

   21.1 Subsidiaries of the Registrant

   23.1 Consent of KPMG LLP

   32.1 Personal certification the chief executive officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

   32.2 Personal certification the chief financial officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

   33.1 Personal certification the chief financial officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

   33.2 Personal certification the chief financial officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

   99.1 Code of conduct


                         Center Bancorp Inc., Form 10-K                       19

B. Reports on Form 8-K

Current Report dated October 23, 2003, submitted to the SEC, disclosing (under Items 7 and 12) a press release regarding third quarter earnings.

Current Report dated December 22, 2003, filed with the SEC, disclosing (under Items 5 and 7) a press release regarding the offering of the trust preferred securities.








                         Center Bancorp Inc., Form 10-K                       20

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

Dated March 15, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, in the capacities described below and on the date indicated above:

/s/ ALEXANDER BOL                          /s/ HUGO BARTH, III
------------------------------------       -------------------------------------
Alexander A. Bol                           Hugo Barth, III
Director and Chairman of the Board         Director


/s/ ROBERT L. BISCHOFF                     /s/ BRENDA CURTIS
------------------------------------       -------------------------------------
Robert L. Bischoff                         Brenda Curtis
Director                                   Director


/s/ JOHN J. DAVIS                          /s/ DONALD G. KEIN
------------------------------------       -------------------------------------
John J. Davis                              Donald G. Kein
President and Chief Executive Officer      Director
and Director


/s/ JAMES J. KENNEDY                       /s/ HERBERT SCHILLER
------------------------------------       -------------------------------------
James J. Kennedy                           Herbert Schiller
Director                                   Director


/s/ PAUL LOMAKIN, JR.                      /s/ NORMAN F. SCHROEDER
------------------------------------       -------------------------------------
Paul Lomakin, Jr.                          Norman F. Schroeder
Director                                   Director


/s/ WILLIAM THOMPSON                       /s/ ANTHONY C. WEAGLEY
------------------------------------       -------------------------------------
William Thompson                           Anthony C. Weagley
Director                                   Vice President & Treasurer (Chief
                                           Accounting and Financial Officer)

/s/ EUGENE V. MALINOWSKI
------------------------------------
Eugene V. Malinowski
Director




                         Center Bancorp Inc., Form 10-K                       21