Form 10-Q
period 2004-03-31
CENTER BANCORP INC
filed 2004-05-07
CIK 712771

UNITED STATES OF AMERICA SECURITIES &
                              EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2004

                                       Or

    |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

             For the Transition Period From __________to___________

                         COMMISSION FILE NUMBER 2-81353

                              CENTER BANCORP, INC.
          -------------------------------------------------------------
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


            Yes    |X|                       No   |_|

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-12 of the Exchange Act).

            Yes    |X|                       No   |_|

COMMON STOCK, NO PAR VALUE:                                 8,956,979
--------------------------------------------------------------------------------
(Title of Class)                                 (Outstanding at April 30, 2004)
                                                 RESTATED   TO  REFLECT  THE  5%
                                                 COMMON STOCK  DIVIDEND  PAYABLE
                                                 JUNE 1, 2004


                           Center Bancorp, Inc. 10-Q                           1

                              CENTER BANCORP, INC.

                               INDEX TO FORM 10-Q

PART I.  FINANCIAL INFORMATION                                             PAGE

       ITEM 1.  FINANCIAL STATEMENTS

                Consolidated Statements of Condition
                at March 31, 2004 (Unaudited)

                and  December 31, 2003 (audited)                            4

                Consolidated Statements of Income for the

                three months ended March 31, 2004 and 2003                  5
                (Unaudited)

                Consolidated Statements of Cash Flows for the
                Three months ended March 31, 2004 and 2003

                (Unaudited) 6

                Notes to Consolidated Financial Statements                 7-10

       ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                FINANCIAL CONDITION AND RESULTS OF OPERATIONS              11-24

       ITEM 3.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT             25
                MARKET RISKS

       ITEM 4.  CONTROLS AND PROCEDURES                                    25

PART II.          OTHER INFORMATION

       ITEM 1.  Legal Proceedings                                          26

       ITEM 2.  Changes In Securities                                      26

       ITEM 3.  Defaults Upon Senior Securities                            27

       ITEM 4.  Submission of Matters to Vote of

                Security Holders                                           26

       ITEM 5.  Other Information                                          26

       ITEM 6.  Exhibits and Reports on Form 8-K                           26

                 Signatures                                                27


                           Center Bancorp, Inc. 10-Q                           2

                          PART I- FINANCIAL INFORMATION

The following unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and accordingly do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America of America for complete financial statements. However, in the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2004. The Center Bancorp Inc. 2003 annual report on form 10-K should be read in conjunction with these statements.



                           Center Bancorp, Inc. 10-Q                           3

PART 1 - FINANCIAL STATEMENT

CONSOLIDATED STATEMENTS OF CONDITION

                                                                                MARCH 31,  DECEMBER 31,
      --------------------------------------------------------------------------------------------------
      (DOLLARS IN THOUSANDS)                                                       2004         2003
      --------------------------------------------------------------------------------------------------
                                                                               (UNAUDITED)
      ASSETS
      Cash and due from banks                                                   $  20,865    $  16,509
      Investment securities held to maturity (approximate market
          value of $150,199 in 2004 and $159,989 in 2003)                         143,280      155,149
      Investment securities available-for-sale                                    354,323      364,085
      --------------------------------------------------------------------------------------------------
         Total investment securities                                              497,603      519,234
      Loans, net of unearned income                                               354,132      349,525
      Less--Allowance for loan losses                                               3,236        3,002
      --------------------------------------------------------------------------------------------------
         Net loans                                                                350,896      346,523
      Premises and equipment, net                                                  15,487       15,610
      Accrued interest receivable                                                   4,754        4,485
      Bank owned separate account life insurance                                   17,281       14,614
      Other assets                                                                  4,253        2,758
      Goodwill                                                                      2,091        2,091
      --------------------------------------------------------------------------------------------------
         Total assets                                                           $ 913,230    $ 921,824
      ==================================================================================================
      LIABILITIES

        Deposits:

        Non-interest bearing                                                    $ 131,825    $ 120,526
        Interest bearing:
         Certificates of deposit $100,000 and over                                 46,514       58,245
         Savings and time deposits                                                420,375      454,150
      --------------------------------------------------------------------------------------------------
       Total deposits                                                             598,714      632,921
      Federal funds purchased and securities sold under agreements to
       repurchase                                                                  93,413       99,724
      Federal Home Loan Bank advances                                             140,000      115,000
      Subordinated debentures                                                      15,000       15,000
      Accounts payable and accrued liabilities                                      8,287        4,999
      --------------------------------------------------------------------------------------------------
      Total liabilities                                                           855,414      867,644
      --------------------------------------------------------------------------------------------------
      Commitments and contingencies

      STOCKHOLDERS' EQUITY
      PREFERRED STOCK, NO PAR VALUE, Authorized 5,000,000 shares; None Issued           0            0
      COMMON STOCK, NO PAR VALUE: Authorized 20,000,000 shares; issued
      10,011,955 and 10,003,580  shares in 2004 and 2003 respectively              19,547        19405

      Additional paid in capital                                                    4,682        4,677
      Retained earnings                                                            34,220       33,268
      Treasury stock at cost (1,055,514  and 1,059,138 shares in 2004 and
          2003 respectively)                                                       (3,965)      (3,978)
      Restricted stock                                                                (14)         (14)
      Accumulated other comprehensive income                                        3,346          822
      --------------------------------------------------------------------------------------------------
       Total stockholders' equity                                                  57,816       54,180
      --------------------------------------------------------------------------------------------------
       Total liabilities and stockholders' equity                               $ 913,230    $ 921,824
      ==================================================================================================
      All per common share amounts have been adjusted  retroactively  for common stock splits and common stock dividends impacting the periods presented.


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                           Center Bancorp, Inc. 10-Q                           4

      CONSOLIDATED STATEMENTS OF INCOME

      (Unaudited)                                                                       MARCH 31,
      --------------------------------------------------------------------------------------------------
      (IN THOUSANDS, EXCEPT PER SHARE DATA)                                        2004         2003
      --------------------------------------------------------------------------------------------------
      INTEREST INCOME:
      Interest and fees on loans                                                $    4,376   $    3,586
      Interest and dividends on investment securities:
      Taxable interest income                                                        3,980        5,370
      Non-taxable interest income                                                      880          307
      --------------------------------------------------------------------------------------------------
      Dividends                                                                        334          175
      --------------------------------------------------------------------------------------------------
      Total interest income                                                          9,570        9,438
      --------------------------------------------------------------------------------------------------
      INTEREST EXPENSE:
       Interest on certificates of deposit $100,000 and over                           101          152
       Interest on other deposits                                                    1,641        1,797
       Interest on borrowings                                                        1,445        1,286
      --------------------------------------------------------------------------------------------------
      Total interest expense                                                         3,187        3,235
      --------------------------------------------------------------------------------------------------
      Net interest income                                                            6,383        6,203
      Provision for loan losses                                                        205           80
      --------------------------------------------------------------------------------------------------
      Net interest income after provision for loan losses                            6,178        6,123
      --------------------------------------------------------------------------------------------------
      OTHER INCOME:
      Service charges, commissions and fees                                            481          417
      Other income                                                                     102          111
      Annuity & Insurance                                                                8            0
      Bank Owned Life Insurance                                                        166          180
      Gain on securities sold                                                          126          231
      --------------------------------------------------------------------------------------------------
      Total other income                                                               883          939
      --------------------------------------------------------------------------------------------------
      OTHER EXPENSE:
      Salaries and employee benefits                                                 2,637        2,651
      Occupancy, net                                                                   563          528
      Premises and equipment                                                           445          447
      Stationery and printing                                                          152          174
      Marketing and advertising                                                        149          177
      Other                                                                          1,045          756
      --------------------------------------------------------------------------------------------------
      Total other expense                                                            4,991        4,733
      --------------------------------------------------------------------------------------------------
      Income before income tax expense                                               2,070        2,329
      Income tax expense                                                               346          643
      --------------------------------------------------------------------------------------------------
      Net income                                                                $    1,724   $    1,686
      ==================================================================================================
      EARNINGS PER SHARE: (Note 4)
      Basic                                                                     $      .19   $      .19
      Diluted                                                                   $      .19   $      .19
      Weighted average common shares outstanding:
      Basic                                                                      8,950,362    8,862,653
      Diluted                                                                    9,030,062    8,956,275
      ==================================================================================================

      All per common share amounts have been adjusted retroactively for common stock splits and common stock dividends impacting the periods presented.

      SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                         Center Bancorp, Inc. Form 10-Q                        5

      CONSOLIDTATED STATEMENTS OF CASH FLOW

      (UNAUDITED)
      --------------------------------------------------------------------------------------------------
                                                                                          MARCH 31,
      --------------------------------------------------------------------------------------------------
      (DOLLARS IN THOUSANDS)                                                         2004         2003
      --------------------------------------------------------------------------------------------------
      CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income                                                                $   1,724    $   1,686
      ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
        PROVIDED BY OPERATING ACTIVITIES:
      Depreciation and amortization                                                   378          442
      Provision for loan losses                                                       205           80
      Gains on sale of investment securities available-for-sale                      (126)        (231)
      (Increase) in accrued interest receivable                                      (269)        (474)
      (Increase) in other assets                                                   (1,495)        (262)
      Increase in other liabilities                                                 3,288          505
      Increase in Cash Surrender value of BOLI                                       (167)        (180)
      Amortization of premium and accretion of discount on  investment
      securities, net                                                                 299        1,386
      --------------------------------------------------------------------------------------------------
      Net cash provided by operating activities                                     3,837        2,952
      --------------------------------------------------------------------------------------------------
      CASH FLOWS FROM INVESTING ACTIVITIES:
      Proceeds from maturities of investment securities available  for - sale      18,852       75,704
      Proceeds from maturities of investment securities held to maturity           11,692       53,330
      (Purchase) of FHLB and FRB Stock net,                                        (1,250)      (3,685)
      Proceeds from sales of investment securities available-for-sale              26,333       52,667
      Purchase of securities available-for-sale                                   (31,650)    (148,894)
      Purchase of securities held to maturity                                           0      (63,824)
      Net increase in loans                                                        (4,578)     (14,476)
      Property and equipment expenditures, net                                       (255)        (656)
      Purchase of bank owned life insurance                                        (2,500)           0
      --------------------------------------------------------------------------------------------------
      Net cash provided by (used in) investing activities                          16,644      (49,834)
      --------------------------------------------------------------------------------------------------
      CASH FLOWS FROM FINANCING ACTIVITIES:
      Net (decrease)  increase in deposits                                        (34,207)     (36,255)
      Net (decrease) increase in borrowings                                        (6,311)      16,863
      Increase in FHLB advances                                                    25,000       70,000
      Dividends paid                                                                 (767)        (716)
      Proceeds from issuance of common stock                                          160          495
      --------------------------------------------------------------------------------------------------
      Net cash (used in) provided by financing activities                         (16,125)      50,387
      --------------------------------------------------------------------------------------------------
      Net increase in cash and cash equivalents                                     4,356        3,505
      --------------------------------------------------------------------------------------------------
      Cash and cash equivalents at beginning of year                               16,509       23,220
      --------------------------------------------------------------------------------------------------
      Cash and cash equivalents at end of year                                  $  20,865    $  26,725
      --------------------------------------------------------------------------------------------------
      SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
      --------------------------------------------------------------------------------------------------
      Interest paid on deposits and short term borrowings                       $   3,008    $   3,017
      --------------------------------------------------------------------------------------------------
      Income taxes                                                              $      13    $      (3)
      ==================================================================================================


                         Center Bancorp, Inc. Form 10-Q                        6








NOTES TO CONSOLDIATED FINANCIAL STATEMENTS

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements of Center Bancorp, Inc. (the Corporation) are prepared on the accrual basis and include the accounts of the Corporation and its wholly owned subsidiary, Union Center National Bank (the Bank). All significant inter-Corporation accounts and transactions have been eliminated from the Corporation's consolidated financial statements.

BUSINESS

The Bank provides a full range of banking services to individual and corporate customers through branch locations in Union and Morris Counties, New Jersey. The Bank is subject to competition from other financial institutions, is subject to the regulations of certain federal agencies and undergoes periodic examinations by those regulatory authorities.

ESTIMATES

Center Bancorp's accounting policies conform to accounting principles generally accepted in the United States of America and prevailing practices within the financial industry, Management must make certain estimates and judgments when determining the amounts presented in its Consolidated Financial Statements and related notes. If these same estimates prove inaccurate, actual results could differ from those reported.

BASIS OF FINANCIAL STATEMENT PRESENTATION

 The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America of America. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, as of the date of the statement of condition, and revenues and expenses for the applicable period. Actual results could differ significantly from those estimates.

 In the opinion of Management, all adjustments necessary for a fair presentation of the Corporation's financial condition and results of operations for the interim periods have been made. Such adjustments are of a normal recurring nature. Certain reclassifications have been made for 2003 to conform to the classifications presented in 2004. Results for the period ended March 31, 2004 are not necessarily indicative of results for any other interim period or for the entire fiscal year. Reference is made to the Corporation's Annual Report on Form 10-K for the year ended December 31, 2003 for information regarding accounting principles.

STOCK BASED COMPENSATION

The following table illustrates the effect on net income and earnings per share if the Corporation had applied the fair value recognition provisions of FASB Statement No. 123, accounting for Stock-Based Compensation, to our stock option plans.

                                                        THREE MONTHS ENDED MARCH 31

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                       2004        2003
----------------------------------------------------------------------------------
Net income, as reported                                     $   1,724   $   1,686
----------------------------------------------------------------------------------
Add: compensation expense recognized for restricted stock
     award, net of related tax effect                       $       0   $       0
Deduct: Total Stock-based employee compensation
     expense determined under fair value based method
     all awards, net of related tax effects                        22          16
----------------------------------------------------------------------------------
Pro forma net income                                        $   1,702   $   1,670
----------------------------------------------------------------------------------
Earnings per share:

Basic - as reported                                         $     .19   $     .19
----------------------------------------------------------------------------------
Basic - pro forma                                           $     .19   $     .19
----------------------------------------------------------------------------------
Diluted - as reported                                       $     .19   $     .19
----------------------------------------------------------------------------------
Diluted - pro forma                                         $     .19   $     .19
==================================================================================

All common stock and per share amounts have been restated to reflect the 5% common stock dividend declared April 20, 2004, to common stockholders of record May 18, 2004 to be distributed on June 1, 2004.


                         Center Bancorp, Inc. Form 10-Q                        7

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

Statement 150 affects the issuer's accounting for three types of freestanding financial instruments. One type is mandatorily redeemable shares, which the issuing Corporation is obligated to buy back in exchange for cash or other assets. A second type, which includes put options and forward purchase contracts, involves instruments that do or may require the issuer to buy back some of its shares in exchange for cash or other assets. The third type of instruments that are liabilities under this Statement is obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuers' shares. Statement 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety.

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

CONSOLIDATION OF VARIABLE INTEREST- ENTITIES

FASB Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46") was issued in January 2003 and was reissued as FASB Interpretation No. 46 (revised December 2003) (FIN 46R). For public entities, FIN 46 or FIN 46R is applicable to all special-purpose entities (SPEs) in which the entity holds a variable interest no later than the end of the first reporting period ending after December 15, 2003. FIN 46 and FIN 46R may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. FIN 46 and FIN 46R provide guidance on the identification of entities controlled through means other than voting rights. FIN 46 and FIN 46R specify how a business enterprise should evaluate its interest in a variable interest entity to determine whether to consolidate that entity. A variable interest entity must be consolidated by its primary beneficiary if the entity does not effectively disperse risks among the parties involved.

The Corporation adopted FIN 46R as of December 31, 2003 and elected to retroactively restate all periods presented. FIN 46R required the Corporation to deconsolidate its investment in the subsidiary trusts formed in connection with the issuance of trust preferred securities. In July 2003, the Board of Governors of the Federal Reserve System instructed bank holding companies to continue to include the trust preferred securities in their Tier 1 capital for regulatory capital purposes until notice is given to the contrary. There can be no assurance that the Federal Reserve will continue to allow institutions to include trust preferred securities in Tier 1 capital for regulatory capital purposes. As of December 31, 2003, assuming the Corporation was not allowed to include the $15.0 million in trust preferred securities issued by the subsidiary trusts in Tier 1 capital, the Corporation would remain "well capitalized."

The deconsolidation of the subsidiary trusts results in the Corporation reporting on its statements of condition the subordinated debentures that have been issued from Center Bancorp to the subsidiary trusts. The adoption of FIN 46 did not have a significant effect on the Corporation's consolidated financial statements.

                         Center Bancorp, Inc. Form 10-Q                        8

As of March 31, 2004, assuming the Corporation was not allowed to include the $15 million in subordinated debentures issued by Center Bancorp Statutory Trust I and Center Bancorp Statutory Trust II in Tier 1 capital the Corporation would remain "Well Capitalized". With a tier 1 capital ratio of 5.75% and total risk based capital ratio of 11.18%.

GUARANTOR'S ACCOUNTING AND DISCLOSURE REQUIREMENTS FOR GUARANTEES, INCLUDING INDIRECT GUARANTEES OF INDEBTEDNESS OR OTHERS.

In 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). The disclosure requirements of FIN 45 were effective for the year ended December 31, 2003 and require disclosure of the nature of the guarantee, the maximum potential amount of future payments that the guarantor could be required to make under the guarantee, and the current amount of the liability, if any, for the guarantor's obligations under the guarantee. Significant guarantees that have been entered into by the Corporation include standby letters of credits with a total of $12.8 million as of March 31, 2004. The adoption of FIN 45 did not have a material impact on the consolidated financial statements.

NOTE 3 - COMPREHENSIVE INCOME

Total comprehensive income includes all changes in equity during a period from transactions and other events and circumstances from non-owner sources. The Bank's other comprehensive income is comprised of unrealized holding gains and losses on securities available-for-sale.

The following table outlines the Corporation's disclosure of comprehensive income for the three months ended March 31, 2004 and 2003.

                                                     THREE MONTHS ENDED MARCH 31,
----------------------------------------------------------------------------------
  (DOLLARS IN THOUSANDS)                                       2004         2003
----------------------------------------------------------------------------------
 Net Income                                                   $1,724      $ 1,686
 OTHER COMPREHENSIVE INCOME
 Unrealized holding gains (losses)  arising
    during the period, net of taxes                            2,607         (254)
  Less reclassification adjustments for gains
  included in net income (net of taxes)                           83          152
----------------------------------------------------------------------------------
  Other total comprehensive (loss) income                      2,524         (102)
  Total comprehensive income                                  $4,248       $1,584
==================================================================================


NOTE 4 - EARNINGS PER SHARE RECONCILEMENT

All common share and per common share amounts have been restated to reflect the 5% common stock dividend declared April 20, 2004, to common stockholders of record May 18, 2004 to be distributed on June 1, 2004.

Basic Earnings per Share (EPS) is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding. Diluted EPS includes any additional common shares as if all potentially dilutive common shares were issued (e.g. stock options). The Corporation's weighted average common shares outstanding for diluted EPS include the effect of stock options outstanding using the Treasury Stock Method, which are not included in the calculation of basic EPS.

Earnings per common share have been computed based on the following:

                                                          THREE MONTHS ENDED MARCH 31,
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                       2004          2003
----------------------------------------------------------------------------------
Net income                                                    $1,724       $1,686
----------------------------------------------------------------------------------
Average number of common shares outstanding                    8,950        8,863
Effect of dilutive options                                        77           90
Effect of restricted stock awards                                  3            3
----------------------------------------------------------------------------------
Average number of common shares outstanding used to
    calculate diluted earnings per common share                9,030        8,956
----------------------------------------------------------------------------------
Net income per share
Basic                                                         $  .19       $  .19
Diluted                                                       $  .19       $  .19
==================================================================================

All common stock and per share amounts have been restated to reflect the 5% common stock dividend declared April 20, 2004, to common stockholders of record May 18, 2004 to be distributed on June 1, 2004.


                         Center Bancorp, Inc. Form 10-Q                        9

NOTE 5 - COMPONENTS OF NET PERIOD BENEFIT COST

                                                        THREE MONTHS ENDED MARCH 31.

                                              PENSION BENEFITS    OTHER POSTRETIREMENT BENEFITS
------------------------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)                         2004         2003         2004        2003
------------------------------------------------------------------------------------------------
Service Cost                              $     165    $     150    $      11   $      19

Interest Cost                                   124    $     106           16          20

Expected return on plan assets                 (111)         (96)           0           0

Amortization of prior service cost                1            1            3           3

Amortization of the net (gain) loss              11            6           10          29

Net Periodic benefit cost                 $     190    $     167    $      40   $      71
------------------------------------------------------------------------------------------------

CONTRIBUTIONS

The company previously disclosed in its financial statements for the year ended December 31, 2003, that it expected to contribute $760,000 to its pension plans in 2004. As of March 31, 2004, $203,336 of contributions has been made. The Company presently does not anticipate increasing its total contributions for the year to fund its pension plan obligations in 2004.

                         Center Bancorp, Inc. Form 10-Q                       10

ITEM 2-MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

This report includes forward-looking statements within the meaning of Sections 27A of the Securities Act of 1933, as amended, and 21E of the Securities
Exchange Act of 1934, as amended, with respect to the financial condition, results of operations, plans, objectives, future performance and business of Center Bancorp, including statements preceded by, followed by or that include the words or phrases such as "believes," "expects," "anticipates," "plans," "trend," "objective," "continue," "remain," "pattern" or similar expressions or future or conditional verbs such as "will," "would," "should," "could," "might," "can," "may" or similar expressions. Such forward-looking statements involve inherent risks and uncertainties. There are a number of important factors that could cause actual results to differ materially from historical performance and from these forward-looking statements. Factors that might cause such a difference include, but are not limited to: (1) competitive pressures among depository institutions may increase significantly; (2) changes in the interest rate environment; (3) prepayment speeds, loan origination and sale volumes, charge-offs and loan loss provisions may reduce interest margins; (4) general economic conditions may be less favorable than expected; (5) political developments, wars or other hostilities may disrupt or increase volatility in securities markets or other economic conditions; (6) legislative or regulatory changes or actions adversely affect the businesses in which Center Bancorp is engaged; (7) changes and trends in the securities markets may affect the common stock; (8) a delayed or incomplete resolution of regulatory issues may negatively impact the services provided by the Bank; (9) the developments discussed above may have a material adverse effect on the Corporation's business generation and retention, funding and liquidity; and (10) the outcome of regulatory and legal investigations and proceedings cannot always be predicted accurately. Further information on other factors that could affect the financial results of Center Bancorp are included in Center Bancorp's filings with the Securities and Exchange Commission. These documents are available free of charge at the Commission's website at http://www.sec.gov and/or from Center Bancorp The Corporation assumes no obligation for updating any such forward-looking statement at any time

CRITICAL ACCOUNTING POLICIES

The Corporation's business is dynamic and complex. Consequently, management must exercise judgment in choosing and applying accounting policies and methodologies. These choices are important; not only are they necessary to comply with accounting principles generally accepted in the United States of America, they also reflect the exercise of management's judgment in determining the most appropriate manner in which to record and report the Corporation's overall financial performance. All accounting policies are important, and all policies contained in Note 1 ("Summary of Significant Accounting Policies") of the Corporation's 2003 Annual Report on Form 10-K, should be reviewed for greater understanding of how the Corporation's financial performance is recorded and reported.

In management's opinion, some areas of accounting are likely to have a more significant effect than others on the Corporation's financial results and expose those results to potentially greater volatility. This is because they apply to areas of relatively greater business importance and/or require management to exercise judgment in making assumptions and estimates that affect amounts reported in the financial statements. Because these assumptions and estimates are based on current circumstances, they may change over time or prove to be inaccurate based on actual experience. For the Corporation, the area that relies most heavily on the use of assumptions and estimates includes but is not limited to accounting for the allowance for loan losses. The Corporation's accounting policies related to this area are discussed in Note 1 of the Corporation's 2003 Annual Report on Form 10-K, and further described on page 16 of this Quarterly Report on Form 10-Q under "Allowance for Loan Losses and Related Provision." See also "Estimates of Fair Value" set forth on page 20 of this quarterly report on Form 10-Q.

EARNINGS ANALYSIS

Net income for three months ended March 31, 2004 amounted to $1,724,000 compared to $1,686,000 earned for the comparable three-month period ended March 31, 2003. On a per diluted share basis, earnings remained flat at $0.19 per share for the three months ended March 31, 2004 and the three-months ended March 31, 2003. All common stock per share amounts have been restated to reflect the 5% common stock dividend declared April 20, 2004, to common stockholders of record May 18, 2004 and to be distributed June 1, 2004. The annualized return on average assets decreased to 0.75 percent compared with 81 percent for the comparable three-month period in 2003. The annualized return on average stockholders' equity was 12.43 percent for the three-month period ended March 31, 2004 as compared to 13.10 percent for the three-months ended March 31, 2003. Earnings performance for the first three months of 2004 primarily reflects a higher level of net interest income and a reduction in the effective tax rate offset by increased non-interest expense and an increase in the provision for loan losses.


                         Center Bancorp, Inc. Form 10-Q                       11

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

NET INTEREST INCOME

---------------------------------------------------------------------------------------------------------
                                                                                     AMOUNT
                                                                2004      2003      INCREASE    PERCENT
(DOLLARS IN THOUSANDS)                                         AMOUNT    AMOUNT    (DECREASE)    CHANGE
---------------------------------------------------------------------------------------------------------
INTEREST INCOME:
Investments                                                 $  5,647    $  6,010    $   (363)       (6.04)
Loans, including fees                                          4,376       3,586         790        22.03
Federal Funds Sold and securities sold under agreement to
resell                                                             0           0           0            0
---------------------------------------------------------------------------------------------------------
Total interest income                                         10,023       9,596         427         4.45
---------------------------------------------------------------------------------------------------------
INTEREST EXPENSE:
Certificates of $100,00 or more                                  101         152         (51)      (33.55)
Deposits                                                       1,641       1,797        (156)       (8.68)
Borrowings                                                     1,445       1,286         159        12.36
---------------------------------------------------------------------------------------------------------
Total interest expense                                         3,187       3,235         (48)       (1.48)
---------------------------------------------------------------------------------------------------------
Net interest income on a fully tax-equivalent basis            6,836       6,361         475         7.47
---------------------------------------------------------------------------------------------------------
Tax-equivalent adjustment                                       (453)       (158)       (295)       186.7
---------------------------------------------------------------------------------------------------------
Net interest income *                                       $  6,383    $  6,203    $    180         2.90
=========================================================================================================

* BEFORE THE PROVISION FOR LOAN LOSSES

NOTE: THE TAX-EQUIVALENT ADJUSTMENT WAS COMPUTED BASED ON AN ASSUMED STATUTORY FEDERAL INCOME TAX RATE OF 34 PERCENT. ADJUSTMENTS WERE MADE FOR INTEREST EARNED ON SECURITIES OF STATE AND POLITICAL SUBDIVISIONS.

Net interest income on a fully tax-equivalent basis increased $475,000 or 7.47 percent to approximately $6.836 million for the three months ended March 31, 2004, from $6.361 million for the comparable period in 2003. For THE three months ended March 31, 2004, the net interest margin decreased 15 basis points to 3.20 percent from 3.35 percent due primarily to lower rates earned on interest earning assets. For the three months ended March 31, 2004, a decrease in the average yield on interest earning assets of 37 basis points was only partially offset by a decrease in the average cost of interest-bearing liabilities of 24 basis points, which was not sufficient to sustain the Corporation's net interest margins.

For the three-month period ended March 31, 2004 interest income on a tax-equivalent basis increased by $427,000 or 4.45 percent over the comparable three-month period in 2003. This increase reflects an increase in average earning assets. The Corporation's loan portfolio increased on average $112.3 million to $347.8 million from $235.5 million in the same quarter in 2003, primarily driven by growth in commercial loans and commercial and residential mortgages. The loan portfolio represented approximately 40.7 percent of the Corporation's interest earning assets (on average) during the first quarter of 2004 and 30.6 percent in the same quarter in 2003. Average investment volume decreased during the period by $25.9 million on average compared to 2003. The growth in earning assets was funded primarily through increased levels of money market and savings deposits, and borrowings.

The factors underlying the year-to year changes in net interest income are reflected in the tables appearing on pages 12, 13, and 14, each of which has been presented on a tax-equivalent basis (assuming a 34 percent tax rates). The table on page 14 (Average Statements of Condition Sheet with Interest and Average Rates) shows the Corporation's consolidated average balance of assets, liabilities, and stockholders' equity, the amount of income produced from interest-earning assets and the amount of expense resulting from interest-bearing liabilities and the interest income as a percentage of average interest-earning assets, for the three month periods ended March 31, 2004 and 2003. The table presented on page 13 (Analysis of Variance in Net Interest Income Due to Volume and Rates) quantifies the impact on net interest income resulting from changes in average balances and average rates over the periods presented; any change in interest income or expense attributable to both changes in volume and changes in rate has been allocated in proportion to the relationship of the absolute dollar amount of change in each category.


                         Center Bancorp, Inc. Form 10-Q                       12

For the three months ended March 31, 2004, the Corporation's net interest spread on a tax-equivalent basis decreased to 2.94 percent from 3.07 percent for the three months ended March 31, 2003. The decrease reflected a narrowing of spreads between yields earned on loans and investments and rates paid for supporting funds. Net interest margins compressed due primarily to a continued decline in interest rates. The protracted lower interest rate environment has had a negative effect on interest margins.

The Federal Reserve Open Market Committee lowered interest rates for a thirteenth time on June 25, 2003, 25 basis points to a 45-year low of 1.00 percent. Although the yield on interest-earning assets declined to 4.69 percent from 5.06 percent in 2003 (a change of 37 basis points), this change was partially offset by lower rates paid for interest-bearing liabilities coupled with a change in the mix of interest-bearing liabilities. The total cost of interest-bearing liabilities decreased to 1.75 percent, a change of 24 basis points, for the three months ended March 31, 2004 from 1.99 percent for the three months ended March 31, 2003.

The  trend  is  primarily   due  to  the  decrease  in  rates  paid  on  certain
interest-bearing liabilities. The decrease in these funding costs continues to change disproportionately to the rates on new loans and investments.

The following table "Analysis of Variance in Net Interest Income due to Volume and Rates" analyzes net interest income by segregating the volume and rate components of various interest-earning assets and liabilities and the changes in the rates earned and paid by the Corporation.

ANALYSIS OF VARIANCE IN NET INTEREST INCOME DUE TO VOLUME AND RATES

                                                           2004/2003
                                                           INCREASE
                                                          (DECREASE)
                                                         DUE TO CHANGE
                                                              IN:
----------------------------------------------------------------------------------------
                                                 AVERAGE       AVERAGE          NET
(DOLLARS IN THOUSANDS)                            VOLUME         RATE         CHANGE
----------------------------------------------------------------------------------------
Interest-earning assets:
Investment securities:
Taxable                                        $     (947)   $     (284)   $   (1,231)
Non-Taxable                                           933           (65)          868
Federal funds sold and securities
purchased under agreement to resell                     0             0             0
Loans, net of unearned discounts                    1,493          (703)          790
----------------------------------------------------------------------------------------
   Total interest-earning assets                    1,479        (1,052)          427
----------------------------------------------------------------------------------------
Interest-bearing liabilities:
Money market deposits                                  21           (64)          (43)
Savings deposits                                      (28)         (139)         (167)
Time deposits                                          22            19            41
Other interest-bearing deposits                         1           (39)          (38)
Borrowings                                            434          (275)          159
----------------------------------------------------------------------------------------
   Total interest-bearing liabilities                 450          (498)          (48)
----------------------------------------------------------------------------------------
Change in net
interest income                                $    1,029    $     (554)   $      475
========================================================================================


                         Center Bancorp, Inc. Form 10-Q                       13

The following table, "Average Balance Sheet with Interest and Average Rates", presents for the three months ended March 31, 2004 and 2003 the Corporation's average assets, liabilities and stockholders' equity. The Corporation's net interest income, net interest spreads and net interest income as a percentage of interest-earning assets are also reflected

AVERAGE STATEMENTS OF CONDITION WITH INTEREST AND AVERAGE RATES

                                                                        THREE MONTH PERIOD ENDED MARCH 31,
---------------------------------------------------------------------------------------------------------------------------
                                                                         2004                              2003
---------------------------------------------------------------------------------------------------------------------------
                                                                     INTEREST   AVERAGE                INTEREST  AVERAGE
(TAX-EQUIVALENT BASIS,                                    AVERAGE     INCOME/    YIELD/     AVERAGE     INCOME/   YIELD/
 DOLLARS IN THOUSANDS)                                    BALANCE     EXPENSE      RATE     BALANCE     EXPENSE     RATE
---------------------------------------------------------------------------------------------------------------------------
Assets

Interest-earning assets:

  Investment securities: (1)

Assets
Interest-earning assets:
  Investment securities: (1)
    Taxable                                               $415,447    $4,314     4.15%     $505,498      $5,545     4.45%
    Non-taxable                                             92,313     1,333     5.78%       28,185         465     6.60%
  Federal funds sold and securities
  purchased under agreement to resell                            0         0     0.00%            0           0     0.00%
  Loans, net of unearned income (2)                        347,806     4,376     5.03%      235,474       3,586     6.18%
---------------------------------------------------------------------------------------------------------------------------
         Total interest-earning assets                     855,566    10,023     4.69%     $769,157       9,596     5.06%
---------------------------------------------------------------------------------------------------------------------------
Non-interest earning assets
  Cash and due from banks                                   20,938                           22,895
  BOLI                                                      15,503                           14,205
  Other assets                                              24,830                           26,168
Allowance for possible loan losses                          -3,094                           -2,533
  Total non-interest earning assets                         58,177                           60,735
---------------------------------------------------------------------------------------------------------------------------
         Total assets                                     $913,743                         $829,892
---------------------------------------------------------------------------------------------------------------------------
Liabilities and stockholders' equity
Interest-bearing liabilities:
  Money market deposits                                   $107,559       263     0.98%     $100,427         306     1.24%
  Savings deposits                                         146,542       353     0.96%      155,472         520     1.36%
  Time deposits                                            157,468     1,036     2.63%      154,084         995     2.62%
  Other interest - bearing deposits                         72,640        90     0.50%       72,235         128     0.72%
 Short-term  Borrowings                                    228,704     1,272     2.22%      166,595       1,161     2.79%
 Subordinated Debentures                                    15,000       173     4.61%       10,000         125     5.00%
---------------------------------------------------------------------------------------------------------------------------
         Total interest-bearing                            727,913     3,187     1.75%      658,813       3,235     1.99%
---------------------------------------------------------------------------------------------------------------------------
Non-interest-bearing liabilities:
---------------------------------------------------------------------------------------------------------------------------
  Demand deposits                                          123,314                          113,996
  Other non-interest-bearing deposits                        1,808                              483
  Other liabilities                                          5,263                            5,132
         Total non-interest-bearing  liabilities           130,385                          119,611
Stockholders' equity                                        55,445                           51,468
---------------------------------------------------------------------------------------------------------------------------
         Total liabilities and
          stockholders' equity                            $913,743                         $829,892
---------------------------------------------------------------------------------------------------------------------------
Net interest income (tax-equivalent basis)                            $6,836                             $6,361
---------------------------------------------------------------------------------------------------------------------------
Net Interest Spread                                                              2.94%                              3.07%
---------------------------------------------------------------------------------------------------------------------------
Net interest income as percent
 of earning-assets (net interest margin)                                         3.20%                              3.35%
---------------------------------------------------------------------------------------------------------------------------
Tax equivalent adjustment                                               -453                               -158
---------------------------------------------------------------------------------------------------------------------------
Net interest income                                                   $6,383                             $6,203
---------------------------------------------------------------------------------------------------------------------------

(1) Average balances for available-for-sale securities are based on amortized cost

(2)   Average balances for loans include loans on non-accrual status

(3) The tax-equivalent adjustment was computed based on a statutory Federal income tax rate of 34 percent


                         Center Bancorp, Inc. Form 10-Q                       14

INVESTMENTS

For the three months ended March 31, 2004, the average volume of investment securities decreased to approximately $507.8 million, or 59.3 percent of average earning assets, a decrease of $25.9 million on average as compared to the same period in 2003. The tax-equivalent yield on investments decreased by 5 basis points to 4.45 percent from a yield of 4.50 percent during the three month period ended March 31, 2003. The 5 basis points decline in yield on the portfolio was attributable primarily to the lower interest rate environment which increased the volume of securities which were called from the portfolio coupled with extraordinary prepayment levels negatively affecting the returns on mortgage related securities. Heightened prepayment levels during 2003 have led to accelerated prepayments on these securities and the increased volume of additional cash flow was reinvested at lower rates than in comparable periods. The volume related figures during the three-month period ended March 31, 2004 contributed a decrease in revenue of $14,000, while rate related changes amounted to a decline of $349,000. At March 31, 2004, the principal components of the investment portfolio are U.S. Government Federal Agency callable and non-callable securities, including agency issued collateralized mortgage obligations, corporate securities and municipals.

The impact of repricing activity on investment yields was increased to some extent, for the three month period ended March 31, 2004, by the change in portfolio mix and shortening of portfolio duration. In addition, there was some portfolio extension where risk is relatively minimal within the portfolio, resulting in wider spreads. The Corporation also carried on average $19.7 million in short-term money market funds as compared with $21.1 million for the comparable three month periods in 2003. These funds carried significantly lower rates than other securities in the portfolio (on average 1.00 percent for the three month period, compared to 1.33 percent on these overnight funds for the comparable period in 2003) and contributed to the decline in yield as compared to the comparable period in 2003. The volume of such funds for the three month period ended March 31, 2004 was for liquidity purposes.

Securities available-for-sale is a part of the Corporation's interest rate risk management strategy and may be sold in response to changes in interest rates, changes in prepayment risk, liquidity management and other factors. For the three-month period ended March 31, 2004 the Corporation sold from its available-for-sale portfolio securities totaling approximately $26.4 million.

At March 31, 2004 the net unrealized gain carried as a component of other comprehensive income and included in stockholders' equity net of tax amounted to a net unrealized gain of $3.332 million as compared with an unrealized gain of $2.082 million at March 31, 2003. The increase resulted from a decline in interest rates fostered by the Federal Open Market Committee's actions to continue to lower the Federal Funds target rate.

LOANS

Loan growth during the three months ended March 31, 2004 occurred primarily in the residential 1-4 family home equity loans and commercial loan portfolio. This growth resulted from the Corporation's business development efforts, aggressive marketing campaigns on its home equity and 10-year residential mortgage loan products. These have been enhanced in recent years by the Corporation's expanded branch network. The decrease in the loan portfolio yields for the three month period was the result of the decline in interest rates as compared with the comparable period in 2003, coupled with a competitive rate pricing structure maintained by the Corporation to attract new loans and further by the heightened competition for lending relationships that exists in the Corporation's market. The Corporation's desire to grow this segment of the earning-asset mix is reflected in its current business development plan and marketing plans, as well as its short-term strategic plan.

For the three months ended March 31, 2004, average loan volume increased $112.3 million or 47.70 percent, while portfolio yield decreased by 115 basis points as compared with the same period in 2003. The volume related factors during the period-contributed increased revenue of $1.493 million while rate related changes amounted to a decline in revenue of $703,000. Total average loan volume increased to $347.8 million with a net interest yield of 5.03 percent, as compared to $235.5 million with a yield of 6.18 percent for the three months ended March 31, 2003.

The  decline  in  portfolio   yield  was  a  result  of  prepayments   and  rate
modifications of higher yielding loans coupled with lower yields on new volume added to the portfolio in 2004 compared with 2003.


                         Center Bancorp, Inc. Form 10-Q                       15

ALLOWANCE FOR LOAN LOSSES

The purpose of the allowance for loan losses is to absorb the impact of losses inherent in the loan portfolio. Additions to the allowance are made through provisions charged against current operations and through recoveries made on loans previously charged-off. The allowance for loan losses is maintained at an amount considered adequate by management to provide for potential credit losses inherent in the loan portfolio based upon a periodic evaluation of the risk characteristics of the loan portfolio. The amount of the loan loss provision and the level of the allowance for loan losses are critical accounting policies of the Corporation. In establishing an appropriate allowance, an assessment of the individual borrowers, a determination of the value of the underlying collateral, a review of historical loss experience, a review of peer group loss experience and an analysis of the levels and trends of loan categories, delinquencies, and problem loans are considered. Such factors as the level and trend of interest rates and current economic conditions are also reviewed. At March 31, 2004, the allowance amounted to $3,236,000 as compared to $3,002,000 at December 31, 2003, and $2,581,000 at March 31, 2003. The Corporation had a provision to the allowance for loan losses during the three month period ended March 31, 2004 amounting to $205,000 compared to $80,000 during the three month period March
31, 2003. The additions to the allowance during the respective three month periods of 2004 and 2003 are reflective of the loan volume recorded during the periods and the Corporation's focus on the changing composition of the commercial and residential real estate loan portfolios.

At March 31, 2004, the allowance for loan losses amounted to .91 percent of total loans, as compared with 1.06 percent at March 31, 2003. In management's view, the level of the allowance as of March 31, 2004 is adequate to cover the risk of loss inherent in the loan portfolio. The Corporation's statements herein regarding the adequacy of the allowance for loan losses constitute "Forward-Looking Statement's" under the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from management's analysis, based principally upon factors considered by management in establishing the allowance.

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

During the three-month periods ended March 31, 2004 and 2003, the Corporation did not experience any substantial credit problems within its loan portfolio. Net recoveries were approximately $29,000 and were comprised of installment loans as compared with net recoveries of $3,000 for the comparable three-month period in 2003, which were comprised of installment loans.

At March 31, 2004 the Corporation had non-accrual loans amounting to $26,000 as compared with $229,000 at December 31, 2003 and $109,000 of non-accrual loans at March 31, 2003. The Corporation continues to aggressively pursue collections of principal and interest on loans previously charged-off. The decrease in such loans in 2004 compared to March 31, 2003 was attributable to three home equity loans, which were re-paid in full by the borrower.

The value of impaired loans is based on the present value of expected future cash flows discounted at the loan's effective interest rate or as a practical expedient, at the loan's observable market price or at the fair value of the collateral if the loan is collateral dependant. Impaired loans consist of non-accrual loans and loans internally classified as substandard or below, in each instance above an established dollar threshold of $200,000. All loans below the established dollar threshold are considered homogenous and are collectively evaluated for impairment. At March 31, 2004, total impaired loans were approximately $307,000 compared to $358,000 at December 31, 2003 and $12,000 at March 31, 2003. The reserves allocated to such loans at March 31, 2004, December 31, 2003 and March 31, 2003, were $5,700, $6,000 and $0, respectively. Although classified as substandard, impaired loans (other than those in non-accrual status) were current with respect to principal and interest payments.


                         Center Bancorp, Inc. Form 10-Q                       16

Changes in the allowance for possible loan losses for the three-month periods ended March 31, 2004 and 2003, respectively, are set forth below.

ALLOWANCE FOR LOAN LOSSES

                                                 THREE MONTHS ENDED MARCH 31,
-------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)                                2004              2003
-------------------------------------------------------------------------------
Average loans outstanding                          $ 347,803         $ 235,474
-------------------------------------------------------------------------------
Total loans at end of period                       $ 354,087         $ 243,530
-------------------------------------------------------------------------------
Analysis of the Allowance for Loan Losses
Balance at the beginning of year                   $   3,002         $   2,498
Charge-offs:
Commercial                                                 0                 0
Installment loans                                          1                 2
-------------------------------------------------------------------------------
Total charge-offs                                          1                 2
-------------------------------------------------------------------------------
Recoveries:
Commercial                                                 0                 0
Installment loans                                         30                 5
-------------------------------------------------------------------------------
Total recoveries                                          30                 5
Net charge-offs:                                         (29)               (3)
Provision for loan losses                                205                80
Balance at end of year                             $   3,236         $   2,581
-------------------------------------------------------------------------------
Ratio of net charge-offs during the year to
average loans outstanding during the year                N/M               N/M
-------------------------------------------------------------------------------
Allowance for loan losses as a percentage
of total loans at end of year                           0.91%             1.06%
===============================================================================


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

At March 31, 2004, December 31, 2003 and March 31, 2003, the Corporation had no restructured loans. Non-accrual loans amounted to $26,000 at March 31, 2004, and was comprised one fixed rate home equity loans. At December 31, 2003, non-accrual loans amounted to $229,000 and were comprised of a consumer loan, a fixed rate hone equity loan and a commercial loan. At March 31, 2003, non-accrual loans amounted to $117,000 and were comprised of three home equity and two auto loans. At March 31, 2004 and December 31, 2003, the Corporation did not have any loans 90 days past due and still accruing, while at March 31, 2003 such loans amounted to $8,000.

The outstanding balances of accruing loans, which are 90 days or more past due as to principal or interest payments, and non-accrual loans at March 31, 2004, December 31, 2003 and March 31, 2003, were as follows:

NON-PERFORMING LOANS

-------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)                           2004       2003         2003
-------------------------------------------------------------------------------
Non-accrual loans                              $   26     $  229       $  109
Accruing loans past due 90 days or more             0          0            8
Other real estate owned                             0          0            0
-------------------------------------------------------------------------------
Total non-performing assets                    $   26     $  229       $  117
===============================================================================


                         Center Bancorp, Inc. Form 10-Q                       17

At March 31, 2004, non-performing assets, consisting of loans on non-accrual status plus other real estate owned (OREO), amounted to $26,000 or .007 percent of total loans outstanding as compared to $26,000 or .007 percent at December 31, 2003 and $216,000 or .09 percent at March 31, 2003.

At March 31, 2004, other than the loans set forth above, the Corporation is not aware of any loans which present serious doubts as to the ability of its borrowers to comply with the present loan and repayment terms and which are expected to fall into one of the categories set forth in the table above. At March 31, 2004, December 31, 2003 and March 31, 2003 the Corporation did not have any other real estate owned or restructured loans.

OTHER NON-INTEREST INCOME

The following table presents the principal categories of non-interest income during the three months ended March 31, 2004 and 2003.

                                                  THREE MONTHS ENDED MARCH 31,
-------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)                             2004       2003   % CHANGE
-------------------------------------------------------------------------------
Service charges, commissions and fees          $    481   $    417      15.35
Other income                                        110        111       (.90)
Bank Owned Life Insurance                           166        180      (7.78)
Gain on securities sold                             126        231     (45.45)
-------------------------------------------------------------------------------
Total other non-interest income                $    883   $    939      (5.96)
===============================================================================

For the three-month period ended March 31, 2004, total other (non-interest) income decreased $56,000 or 5.96 percent as compared to the comparable three-month period in 2003. Other non-interest income, exclusive of gains on securities sold (which decreased $105,000 or 54.1 percent), reflects an increase of $49,000 or 6.92 percent compared with the comparable three-month period ended March 31, 2003. This increased revenue was primarily driven by the increase in services charges, commission and fees which increased $64,000 or 15.3% as compared to the comparable quarter in 2003. This increase was attributable to the introduction of the check safe program which was introduced during the fourth quarter of 2003. This was offset in part by a decrease in the non-interest income attributable to the cash surrender value of bank owned life insurance, which amounted to $166,000 or a decrease of $14,000 for the first quarter in comparison to $180,000 for the comparable quarter in 2003. The decrease in other income is primarily a result of a decrease in fees from secondary market activity on mortgage loans originated for sale during the three months ended March 31, 2004 as compared with the comparable period in 2003.

For the three month period ended March 31, 2004, the Corporation recorded a net gain of $126,000 on securities sold from the available-for-sale investment portfolio compared to gains of $231,000 for the three-month period ended March 31, 2003. These sales were made in the normal course of business and proceeds were reinvested in securities.

OTHER NON-INTEREST EXPENSE

The following table presents the principal categories of non-interest expense during the three-months ended March 31, 2004 and 2003.

                                               THREE MONTHS ENDED MARCH 31,
-------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)                          2004     2003     % CHANGE
-------------------------------------------------------------------------------
Salaries and employee benefits                 $2,637   $2,651      (0.53)
Occupancy expense, net                            563      528       6.63
Premises & equipment expense                      445      447      (0.45)
Stationery & printing expense                     152      174     (12.64)
Marketing & advertising expense                   149      177     (15.82)
Other expense                                   1,045      756      38.23
-------------------------------------------------------------------------------
Total other non-interest expense $              4,991   $4,733       5.45
===============================================================================

For the three months ended March 31, 2004, total other (non-interest) expenses increased $258,000 or 5.45 percent over the comparable three-months ended March 31, 2003, with occupancy expense and other expenses accounting for most of the increase. The Corporation's ratio of other expenses (annualized) to average assets decreased to 2.18 percent in the first three months of 2004 from 2.28 percent for the first three months of 2003.

Salaries and employee benefits decreased $14,000 or .53 percent for the three months ended March 31, 2004 as compared to the comparable three-month period ended March 31, 2003. This decrease is primarily attributable to the Corporation's efforts to control employee benefit costs, such as employee health insurance costs, which decreased $33,000 or 20.54% for the three-month period as compared to the comparable period in 2003. Staffing levels remained relatively steady at 185 full-time equivalent employees at March 31, 2004 compared to 186 full-time equivalent employees at March 31, 2003.


                         Center Bancorp, Inc. Form 10-Q                       18

For the three months ended March 31, 2004, occupancy expenses increased $35,000 or 6.62 percent over the comparable three-month period in 2003. The increase in occupancy expenses reflects higher operating costs (utilities, rent, real-estate taxes and general repair and maintenance) of the Corporation's expanded facilities, as well as depreciation expense of the expanded bank facilities, which includes a 20,000 square foot operations center acquired during the fourth quarter of 2003.

Other expense for the three month period ended March 31, 2004 increased $289,000 or 38.0% as compared to the comparable quarter in 2003 and was attributable to increased audit, legal and consulting fees, coupled with a nonrecurring expense reduction of $136,000 recorded in 2003.

PROVISION FOR INCOME TAXES

For the three month period ended March 31, 2004, the effective tax (benefit) rate was 16.71 percent as compared to 27.61 percent for the three month period ended March 31, 2003. The effective tax rate continues to be less than the combined statutory Federal tax rate of 34.0 percent and the New Jersey State tax rate of 9 percent. The difference between the statutory and effective tax rates primarily reflects the tax-exempt status of interest income on obligations of states and political subdivisions, an increase in the cash surrender value of bank owned life insurance and disallowed expense items for tax purposes, such as travel and entertainment expense. Tax-exempt interest income increased by $868,000 or 187.67 percent for the three month period ended March 31, 2004, , as compared to the comparable periods in 2003.

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


                         Center Bancorp, Inc. Form 10-Q                       19
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

At March 31, 2004, the Corporation reflects a positive interest sensitivity gap (or an interest sensitivity ratio) of 1.02:1.00 at the cumulative one-year position. During most of 2003 and at the Corporation had a negative interest sensitivity gap. Management's perception is that interest rates will continue to be volatile, therefore emphasis has been, and is expected to continue to be, placed on interest-sensitivity matching with the objective of stabilizing the net interest spread during 2004. However, no assurance can be given that this objective will be met.

ESTIMATES OF FAIR VALUE

The estimation of fair value is significant to a number of the Corporation's assets, including trading account assets, loans held for sale, available for sale investment securities, mortgage servicing rights ("MSR's"), other real estate owned and other repossessed assets. These are all recorded at either fair value or lower of cost or fair value. Fair values are volatile and may be influenced by a number of factors. Circumstances that could cause estimates of the fair value of certain assets and liabilities to change include a change in prepayment speeds, discount rates, or market interest rates. Fair values for trading account assets, most available for sale investment securities and most derivative financial instruments are based on quoted market prices. If quoted market prices are not available, fair values are based on judgments regarding future expected loss experience, current economic condition, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature, involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

IMPACT OF INFLATION AND CHANGING PRICES

The financial statements and notes thereto, presented elsewhere herein, have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of the operations, since unlike most industrial companies, nearly all of the Corporation's assets and liabilities are monetary. As a result, interest rates have a greater impact on performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

LIQUIDITY MANAGEMENT

Liquidity risk is the risk of being unable to timely meet obligations as they come due at reasonable cost. The Corporation manages this risk by maintaining borrowing resources to fund increases in assets and replace maturing obligations or deposit withdrawals, both in the normal course of business and in times of unusual events. ALCO sets the policies and reviews adherence to these policies.

The Corporation's sources of funds include a large, stable deposit base, secured advances from the Federal Home Loan Bank of New York, and access to capital markets. Increases in rates, economic activity and confidence in the financial markets, may lead to disintermediation of deposits which may need to be replaced with higher cost borrowings.


                         Center Bancorp, Inc. Form 10-Q                       20

The Corporation manages reliance on short-term unsecured borrowings as well as total wholesale funding though policy limits reviewed at ALCO. The Corporation maintains access to a diversified base of wholesale funding sources. These sources include Federal Funds purchased; securities sold under agreements to repurchase, jumbo certificates of deposit and Federal Home Loan bank advances. Liquidity is also available through unpledged securities in the investment portfolio and capacity to offer securities and loans, including single family mortgage loans.

The low rate environment has created heavy refinance activity and to some degree by the amount of mortgage loans originated by the Corporation. The Corporation sells a portion of these loans into the secondary market and such loans are included in loans held for sale. At March 31, 2004 there were no loans available for sale. For the three months ended March 31, 2004 the Corporation originated $1.5 million in loans held for sale compared with $4.8 million for the three months ended March 31, 2003.

Management believes that the Corporation has the funding capacity to meet the liquidity needs arising from potential events. In addition to pledgeable securities, the Corporation also maintains borrowing capacity through the Federal Discount Window and the Federal Home Loan Bank of New York secured with loans and marketable securities.

Liquidity is measured and monitored for the Bank. The Corporation reviews the parent holding Corporation's net short-term mismatch. This measures the ability of the holding Corporation to meet obligations should access to bank dividends be constrained. At March 31, 2004, the parent Corporation had $2.082 million in cash compared to $6.207 million at December 31, 2003. The decrease in cash at the parent Corporation level was due to increased capitalization of the subsidiary bank. Expenses at the parent Corporation are minimal and management believes that the parent Corporation has adequate liquidity to fund its obligations.

Certain provisions of long-term debt agreements prevent the Corporation from creating liens on, disposing of or issuing voting stock of subsidiaries. As of March 31, 2004 the Corporation was in compliance with all covenants and provisions of these agreements.

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

Anticipated cash-flows at March 31, 2004, projected to April 2005, indicates that the Bank's liquidity should remain strong, with an approximate projection of $190.0 million in anticipated cash flows over the next twelve months. This projection represents a forward-looking statement under the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from this projection depending upon a number of factors, including the liquidity needs of the Bank's customers, the availability of sources of liquidity and general economic conditions.

The Corporation derives a significant proportion of its liquidity from its core deposit base. For the three-month period ended March 31, 2004, core deposits (comprised of total demand, savings accounts (excluding Super Max and money market accounts under $100,000) remained relatively stable and represented 49.3 percent of total deposits as compared with 50.3 percent at March 31, 2003.

The following table depicts the Corporation's core deposit mix at March 31, 2004 and 2003:

CORE DEPOSIT MIX

                                                         MARCH 31,                                 NET CHANGE IN
                                             2004                        2003                       VOLUME 2004
                                         --------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)                      AMOUNT       PERCENTAGE     AMOUNT      PERCENTAGE        VS. 2003
-------------------------------------------------------------------------------------------------------------------
Demand Deposits                            $131,825        44.7       $119,920        41.1             $ 11,905
Interest-Bearing Demand                      72,275        24.5         67,820        23.2                4,455
Regular Savings                              60,870        20.6         78,660        27.0              (17,790)
Money Market Deposits under $100             30,094        10.2         25,280         8.7                4,814

Total core deposits                        $295,064       100.0       $291,680       100.0             $  3,384
-------------------------------------------------------------------------------------------------------------------
Total deposits                             $598,714                   $580,096                         $ 18,618
-------------------------------------------------------------------------------------------------------------------
Core deposits to total deposits                                                                   49.3%     50.3%
===================================================================================================================

More volatile rate sensitive deposits, concentrated in time certificates of deposit greater than $100,000, for the three-month period ended March 31, 2004, decreased to 7.77 percent of total deposits from 7.95 percent during the three-months ended March 31, 2003.


                         Center Bancorp, Inc. Form 10-Q                       21

Short-term borrowings can be used to satisfy daily funding needs. Balances in these accounts fluctuate significantly on a day-to-day basis. The Corporation's principal short-term funding sources are securities sold under agreements to repurchase, advances from the Federal Home Loan Bank and Federal funds purchased. Average borrowings during the three-months ended March 31, 2004 were $228.7 million, an increase of $62.1 million or 37.28 percent from $166.6 million in average borrowings during the comparable three-months ended March 31, 2003.

During the three-months ended March 31, 2004, average funding sources increased by approximately $80.1 million or 10.29 percent, compared to the same period in 2003. Interest-bearing deposit liabilities increased approximately $1.99 million on average and were comprised primarily of increases in money market, time deposits, and other interest bearing deposits, offset by a decline in savings deposits. Borrowings and subordinated debentures increased by $62.1 million and $5.0 million, respectively. Non-interest bearing funding sources as a percentage of the total funding mix decreased to 15.2 percent on average as compared to
15.4 percent for the three-month period ended March 31, 2003. This reflects a more rapid growth in non-deposit funding sources as a percentage of the funding base as compared with overall deposit growth.

CASH FLOW

The consolidated statements of cash flows present the changes in cash and cash equivalents from operating, investing and financing activities. During the three months ended March 31, 2004, cash and cash equivalents (which increased overall by $4.356 million) were provided (on a net basis) by investing activities in the amount of approximately $16.6 million primarily due to net increase in cash flow from maturing investment securities offset in part with a n net increase if $4.6 million in loans and $3.71 million was provided from operating activities. Approximately $16.1 million was used in financing activities, principally a decrease of $40.5 million in deposits and borrowings offset in part with a $25.0 million increase in advances from the Federal Home Loan Bank.

STOCKHOLDERS' EQUITY

Total stockholders' equity averaged $55.4 million or 6.07 percent of average assets for the three month period ended March 31, 2004, as compared to $51.5 million, or 6.20 percent, during the same period in 2003. The Corporation's dividend reinvestment and optional stock purchase plan contributed $160,000 in new capital for the three-months ended March 31, 2004 as compared with $105,000 for the comparable period in 2003. Book value per common share was $6.45 at March 31, 2004 as compared to $5.91 at March 31, 2003. Tangible book value (i.e., book value less goodwill) per common share was $6.22 at March 31, 2004 and $5.67 at March 31, 2003.

As of March 31, 2004 the Corporation has purchased 54,600 common shares at an average cost per share of $9.85 under the stock buyback program announced on January 24, 2002 for the repurchase of up to 253,575 shares of the Corporation's outstanding common stock. The repurchased shares were recorded as Treasury Stock, which resulted in a decrease in stockholder's equity. For the three month period ended March 31, 2004 there were no repurchases made.

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

RISK-BASED CAPITAL/LEVERAGE

Banking regulations require banks to maintain minimum levels of regulatory capital. Under the regulations in effect at March 31, 2004, the Bank was required to maintain (i) a minimum leverage ratio of Tier 1 capital to total adjusted assets of 4.00%, and (ii) minimum ratios of Tier 1 and total capital to risk-weighted assets of 4.00% and 8.00%, respectively.

At March 31, 2004, total Tier 1 capital (defined as tangible stockholders' equity for common stock and certain perpetual preferred stock) amounted to $67.4 million or 7.38 percent of total assets. Tier I capital excludes the effect of SFAS No. 115, $3,332 million of net unrealized gains, after tax, on securities available-for-sale (included as a component of other comprehensive income) and goodwill of approximately $2.1 million as of March 31, 2004. At March 31, 2004, the Corporation's estimated Tier I risk-based and total risk-based capital ratios were 13.55 percent and 14.20 percent, respectively. These ratios are well above the minimum guidelines of capital to risk-adjusted assets in effect as of March 31, 2004.

                         Center Bancorp, Inc. Form 10-Q                       22

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

The foregoing capital ratios are based in part on specific quantitative measures of assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by the bank regulators about capital components, risk weightings and other factors. As of March 31, 2004, management believes that each of the Bank and the Corporation meet all capital adequacy requirements to which it is subject.

SUBORNDINATED DEBENTURES

On December 19, 2003 Center Bancorp Statutory Trust II, a statutory business trust and wholly-owned subsidiary of Center Bancorp, Inc., issued $5.0 million of MMCapS capital securities to investors due on January 23, 2034. The capital securities have preference over the common securities with respect to liquidation and other disturbances and qualify as Tier 1 capital. The trust loaned the proceeds of this offering to the Corporation and received in exchange $5.0 million of the Corporation's subordinated debentures. The subordinate debentures are redeemable in whole or part, prior to maturity but after January 23, 2009. The floating interest rate on the subordinate debentures is three-month LIBOR plus 2.85% and reprices quarterly. The rate at March 31, 2004 was 4.02 %.

On December 18, 2001 Center Bancorp Statutory Trust I, a statutory business trust and wholly-owned subsidiary of Center Bancorp, Inc issued $10.0 million of floating rate capital trust pass through securities to investors due on December 18, 2031. The capital securities have preference over the common securities with respect to liquidation and other disturbances and qualify as Tier 1 capital. The subordinated debentures are redeemable in whole or part, prior to maturity but after December 18, 2006. The floating interest rate on the subordinated debentures is three-month LIBOR plus 3.60% and reprices quarterly. The rate at March 31, 2004 was 4.77 %.

The additional capital raised with respect to the issuance of the above mentioned securities was used to bolster the Corporation's capital and for general corporate purposes, including capital contributions to Union Center National Bank.

For information regarding certain developments which could impact the treatment of the Corporation's subordinated debentures for regulatory capital purposes, see "Recent Accounting Pronouncements - Consolidation of variable - interest entities."

LOOKING FORWARD

One of the Corporation's primary objectives is to achieve balanced asset and revenue growth, and at the same time expand market presence and diversify its financial products. However, it is recognized that objectives, no matter how focused, are subject to factors beyond the control of the Corporation, which can impede its ability to achieve these goals. The following factors should be considered when evaluating the Corporation's ability to achieve its objectives:

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

Technological changes will have a material impact on how financial service companies compete for and deliver services. It is recognized that these changes will have a direct impact on how the marketplace is approached and ultimately on profitability. The Corporation has already taken steps to improve its traditional delivery channels. However, continued success will likely be measured by the ability to react to future technological changes.


                         Center Bancorp, Inc. Form 10-Q                       23

This "Looking Forward" description constitutes a forward-looking statement under the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from those projected in the Corporation's forward-looking statements due to numerous known and unknown risks and uncertainties, including the factors referred to above and in other sections of this quarterly report and the Corporation's Annual report on FROM 10K for the year ended December 31, 2003.


                         Center Bancorp, Inc. Form 10-Q                       24

ITEM 3 - QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISKS

      The primary market risk faced by the Corporation is interest rate risk. The Corporation's Asset/Liability Committee ("ALCO") monitors the changes in the movement of funds and rate and volume trends to enable appropriate management responses to changing market and rate conditions.

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

      Based on the results of the interest simulation model as of March 31, 2004, and assuming that management does not take action to alter the outcome, the Corporation would expect an increase of .13 percent in net interest income if interest rates decreased 100 basis points from the current rates in an immediate and parallel shock over a 12-month period. In a rising rate environment, based on the results of the model as of March 31, 2004, the Corporation would expect a decrease of 3.6% percent in net interest income if interest rates increased by 200 basis points from current rates in an immediate shock over a twelve month period.

      The statements in this Quarterly Report regarding the effects of hypothetical interest rate changes represent forward- looking statements under the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from these statements. Computation of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and duration of deposits, and should not be relied upon as indicative of actual results. Further, the computations do not contemplate any actions that ALCO could undertake in response to changes in interest rates.

ITEM 4 - CONTROLS AND PROCEDURES

(A)   Disclosure  controls and  procedures.  As of the end of the  Corporation's most recently completed fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) covered by this report, the Corporation carried out an evaluation, with the participation of the Corporation's management, including the Corporation's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Corporation's disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-15. Based upon that evaluation, the Corporation's Chief Executive Officer and Chief Financial Officer concluded that the Corporation's disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Corporation in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.

(B) Changes in internal controls over financial reporting. There have been no changes in the Corporation's internal controls over financial reporting that occurred during the Corporation's last fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Corporation's internal control over financial reporting.


                         Center Bancorp, Inc. Form 10-Q                       25

PART II OTHER INFORMATION

ITEM 1   LEGAL PROCEEDINGS

The Corporation is subject to claims and lawsuits, which arise primarily in the ordinary course of business. Based upon the information currently available, it is the opinion of management that the disposition or ultimate determination of such claims will not have a material adverse impact on the consolidated financial position, results of operations, or liquidity of the Corporation. This statement represents a forward-looking statement under the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from this statement, primarily due to the uncertainties involved in proving facts within the context of the legal processes.

 ITEM 2-CHANGES IN SECURITIES

         None

ITEM 3-DEFAULTS UPON SENIOR SECURITIES

         None

 ITEM 4- SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

The Annual Meeting of shareholders was held on Tuesday April 20, 2004.

         The following Class 1 Directors, whose three-year terms will expire in 2007, were re-elected with the following share votes:

                           FOR              %        WITHHOLD          %
                          ----------------------------------------------------
John J. Davis              7,143,364        96.9     226,230           3.1
Brenda Curtis              7,158,986        97.1     210,608           2.9
Donald G. Kein             7,134,154        96.8     235,440           3.2
Norman F. Schroeder        7,134,846        96.8     234,748           3.2

The following class 3 Directors terms continues until the 2005 Annual Meeting Robert L. Bischoff
Paul Lomakin, Jr.
James J. Kennedy
Herbert Schiller

The following Class 2 Directors terms continue until the 2006 Annual Meeting Hugo Barth III
Alexander A. Bol
Eugene Malinowski
William A. Thompson

 Approval of Non-employee Director Stock Option plan


FOR          %       AGAINST     %       ABSTAIN      %      NON-VOTE     %
-------------------------------------------------------------------------------
4,285,805   58.2    1,395,080   18.9     179,544     2.4     1,509,165   20.5

ITEM 5 - OTHER INFORMATION

None

ITEM 6- EXHIBITS AND REPORTS ON FORM 8-K

A)    EXHIBITS:

      31.1 Certification of the Chief Executive Officer under section 302 of the Sarbanes-Oxley Act of 2002.

      31.2 Certification of the Chief Financial Officer under section 302 of the Sarbanes-Oxley Act of 2002.

      32.1 Certification of the Chief Executive Officer under section 906 of the Sarbanes-Oxley act of 2002.

      32.2 Certification of the Chief Financial Officer under section 906 of the Sarbanes-Oxley act of 2002.


                         Center Bancorp, Inc. Form 10-Q                       26

B)    REPORTS ON FORM 8-K

      Current Report dated January 22, 2004, submitted to the SEC, disclosing (under Items 7 and 12) a press release regarding fourth quarter earnings.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf, by the undersigned, thereunto duly authorized.

                                            CENTER BANCORP, INC.

DATE: May 10, 2004                               /s/: Anthony C. Weagley
                                                 -----------------------
                                                 Anthony C. Weagley, Treasurer
                                                 (Chief Financial Officer)


                         Center Bancorp, Inc. Form 10-Q                       27