Form 10-Q
period 2004-06-30
CENTER BANCORP INC
filed 2004-08-09
CIK 712771

UNITED STATES OF AMERICA SECURITIES &
                              EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2004

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

                           Yes|X|                             No|_|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-12 of the Exchange Act).

                           Yes|X|                             No|_|

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

COMMON STOCK, NO PAR VALUE:                               9,004,890
--------------------------------------------------------------------------------
(Title of Class)                                 (Outstanding at July 30, 2004)

                              CENTER BANCORP, INC.

                               INDEX TO FORM 10-Q

PART I.  FINANCIAL INFORMATION                                             PAGE

         ITEM 1.        FINANCIAL STATEMENTS
                        Consolidated Statements of Condition
                        June 30, 2004 (Unaudited)
                        and  December 31, 2003 (audited)                    4

                        Consolidated Statements of Income for the
                        Three and Six months ended June 30, 2004 and 2003   5
                        (Unaudited)

                        Consolidated Statements of Cash Flows for the Six months ended June 30, 2004 and 2003
                        (Unaudited) 6

                        Notes to Consolidated Financial Statements          7-8
         Item 2.        Management's Discussion and Analysis of
                        Financial Condition and Results of Operations       9-25

         Item 3.        Qualitative and Quantitative Disclosures about      26
                        Market Risks

         Item 4.        Controls and Procedures                             26

PART II.               OTHER INFORMATION

         ITEM 1.        Legal Proceedings                                   27

         ITEM 2.        Changes In Securities                               27

         ITEM 3.        Defaults Upon Senior Securities                     27

         ITEM 4.        Submission of Matters to Vote of
                        Security Holders                                    27

         ITEM 5.        Other Information                                   27

         ITEM 6.        Exhibits and Reports on Form 8-K                    27

                         Signatures                                         28

                          PART I- FINANCIAL INFORMATION

The following unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and accordingly do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, in the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2004 or for any other interior period. The Center Bancorp Inc. 2003 annual report on form 10-K should be read in conjunction with these statements.


PART 1 - FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF CONDITION
                                                                            JUNE 30,     DECEMBER 31,
----------------------------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)                                                         2004         2003
----------------------------------------------------------------------------------------------------
                                                                           (UNAUDITED)
ASSETS

Cash and due from banks                                                       $ 18,160      $16,509
Investment securities held to maturity (approximate market
    value of $133,369 in 2004 and $159,989 in 2003)                            131,891      155,149
Investment securities available-for-sale                                       376,490      364,085
----------------------------------------------------------------------------------------------------
   Total investment securities                                                 508,381      519,234
Loans, net of unearned income                                                  365,964      349,525
Less--Allowance for loan losses                                                  3,436        3,002
----------------------------------------------------------------------------------------------------
   Net loans                                                                   362,528      346,523
Premises and equipment, net                                                     15,988       15,610
Accrued interest receivable                                                      4,452        4,485
Bank owned separate account life insurance                                      17,472       14,614
Other assets                                                                     4,283        2,758
Goodwill                                                                         2,091        2,091
----------------------------------------------------------------------------------------------------
   Total assets                                                               $933,355     $921,824
====================================================================================================

LIABILITIES

  Deposits:
  Non-interest bearing                                                        $122,891     $120,526
  Interest bearing:
   Certificates of deposit $100,000 and over                                   121,054       58,245
   Savings and time deposits                                                   389,371      454,150
----------------------------------------------------------------------------------------------------
 Total deposits                                                                633,316      632,921
Federal funds purchased and securities sold under agreements to
 repurchase                                                                    129,683       99,724
Federal Home Loan Bank advances                                                100,000      115,000
Subordinated debentures                                                         15,000       15,000
Accounts payable and accrued liabilities                                         4,219        4,999
----------------------------------------------------------------------------------------------------
Total liabilities                                                              882,218      867,644
----------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY

PREFERRED STOCK, NO PAR VALUE, Authorized 5,000,000 shares; None Issued              0            0
COMMON STOCK, NO PAR VALUE: Authorized 20,000,000 shares; issued
10,020,249 and 10,003,580  shares in 2004 and 2003,                             19,669       19,405
respectively
Additional paid in capital                                                       4,734        4,677
Retained earnings                                                               35,224       33,268
Treasury stock at cost (1,015,359  and 1,059,138 shares in 2004 and
    2003 respectively)                                                         (3,808)      (3,978)
Restricted stock                                                                     0         (14)
Accumulated other comprehensive (loss) income                                  (4,682)          822
----------------------------------------------------------------------------------------------------
 Total stockholders' equity                                                     51,137       54,180
----------------------------------------------------------------------------------------------------
 Total liabilities and stockholders' equity                                   $933,355     $921,824
====================================================================================================
All per common share amounts have been adjusted  retroactively  for common stock splits and common stock dividends impacting the periods presented.

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



CONSOLIDATED STATEMENTS OF INCOME

                                                         THREE MONTHS ENDED         SIX MONTHS ENDED
 (Unaudited)                                                   JUNE 30,                  JUNE 30,
------------------------------------------------------------------------------------------------------
(IN THOUSANDS, EXCEPT PER SHARE DATA)                      2004         2003        2004         2003
------------------------------------------------------------------------------------------------------
INTEREST INCOME:
Interest and fees on loans                               $4,490       $3,522      $8,866       $7,108
Interest and dividends on investment securities:
Taxable interest income                                   4,120        4,753       8,100       10,123
Non-taxable interest income                                 853          680       1,733          987
Dividends                                                   269          121         603          296
------------------------------------------------------------------------------------------------------
Total interest income                                     9,732        9,076      19,302       18,514
------------------------------------------------------------------------------------------------------
INTEREST EXPENSE:
Interest on certificates of deposit $100,000 and             92           86         193          238
over
Interest on other deposits                                1,561        1,666       3,202        3,463
Interest on borrowings                                    1,580        1,455       3,025        2,741
------------------------------------------------------------------------------------------------------
Total interest expense                                    3,233        3,207       6,420        6,442
------------------------------------------------------------------------------------------------------
Net interest income                                       6,499        5,869      12,882       12,072
Provision for loan losses                                   205           79         410          159
------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses
                                                          6,294        5,790      12,472       11,913
------------------------------------------------------------------------------------------------------
OTHER INCOME:
Service charges, commissions and fees                       477          421         958          838
Other income                                                109          136         211          247
Annuity & Insurance                                          12            0          20            0
Bank Owned Life Insurance                                   192          179         358          359
Gain on securities sold                                      31            6         157          237
------------------------------------------------------------------------------------------------------
TOTAL OTHER INCOME                                          821          742       1,704        1,681
------------------------------------------------------------------------------------------------------
Other expense:
Salaries and employee benefits                            2,641        2,676       5,278        5,327
Occupancy, net                                              459          444       1,022          972
Premises and equipment                                      475          447         920          894
Stationery and printing                                     144          131         296          305
Marketing and advertising                                   147          112         296          289
Other                                                     1,038          803       2,083        1,559
------------------------------------------------------------------------------------------------------
TOTAL OTHER EXPENSE                                       4,904        4,613       9,895        9,346
------------------------------------------------------------------------------------------------------
Income before income tax expense                          2,211        1,919       4,281        4,248
Income tax expense                                          429          412         775        1,055
------------------------------------------------------------------------------------------------------
Net income                                               $1,782       $1,507      $3,506       $3,193
=====================================================================================================
EARNINGS PER SHARE: (Note 4)
Basic                                                     $0.20        $0.17       $0.39        $0.36
Diluted                                                   $0.20        $0.17       $0.39        $0.36
Weighted average common shares outstanding:
Basic                                                 8,974,248    8,889,050   8,962,305    8,875,852
Diluted                                               9,030,668    8,981,803   9,030,365    8,969,039
=====================================================================================================
All per common share amounts have been adjusted  retroactively  for common stock splits and common stock dividends impacting the periods presented.

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


CONSOLIDATED STATEMENTS OF CASH FLOW                                           SIX MONTHS ENDED
-------------------------------------------------------------------------------------------------
(UNAUDITED)                                                                        JUNE 30,
-------------------------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)                                                          2004        2003
-------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                $   3,506    $   3,193
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
   PROVIDED BY OPERATING ACTIVITIES:
Depreciation and amortization                                                   757          888
Provision for loan losses                                                       410          159
Gains on sale of investment securities available-for-sale                      (157)        (237)
Decrease (Increase) in accrued interest receivable                               33         (313)
(Increase) decrease  in other assets                                         (1,525)         262
Increase in Cash Surrender value of BOLI                                       (358)        (359)
(Decrease) Increase in other liabilities                                       (780)         944
Amortization of premium and accretion
 of discount on investment securities, net                                      507        3,182
-------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                     2,393        7,719
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of investment securities available  for - sale      48,445      128,049
Purchase of FHLB and FRB Stock, net                                          (2,190)      (2,500)
Proceeds from maturities of securities held to maturity                      25,430       98,193
Proceeds from sales of securities available-for-sale                         29,275       57,667
Purchase of securities available-for-sale                                   (93,470)    (229,946)
Purchase of securities held to maturity                                      (2,506)     (70,411)
Net increase in loans                                                       (16,415)     (39,209)
Purchase Bank Owned Life Insurance                                           (2,500)           0
Property and equipment expenditures, net                                     (1,135)      (1,609)
-------------------------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                                       (15,066)     (59,766)
-------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits                                             395      (35,400)
Dividends paid                                                               (1,535)      (1,483)
Proceeds from issuance of common stock                                          505          697
Net increase in borrowings                                                   14,959       89,095
-------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                    14,324       52,909
-------------------------------------------------------------------------------------------------
Net increase in cash and cash equivalents                                     1,651          862
-------------------------------------------------------------------------------------------------
Cash and cash equivalents at beginning of year                               16,509       23,220
-------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                                  $  18,160    $  24,082
-------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
-------------------------------------------------------------------------------------------------
Interest paid on deposits and short term borrowings                       $   6,403    $   6,291
Income taxes                                                              $     637    $   1,495
================================================================================================

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In the opinion of Management, all adjustments necessary for a fair presentation of the Corporation's financial condition and results of operations for the interim periods have been made. Such adjustments are of a normal recurring nature. Certain reclassifications have been made for 2003 to conform to the classifications presented in 2004. Results for the period ended June 30, 2004 are not necessarily indicative of results for any other interim period or for the entire fiscal year. Reference is made to the Corporation's Annual Report on Form 10-K for the year ended December 31, 2003 for information regarding accounting principles.

STOCK BASED COMPENSATION

The following table illustrates the effect on net income and earnings per share if the Corporation had applied the fair value recognition provisions of FASB Statement No. 123, accounting for Stock-Based Compensation, to our stock option plans.

                                                                   THREE MONTHS         SIX MONTHS
                                                                   ENDED JUNE 30,      ENDED JUNE 30,
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                           2004      2003      2004     2003
-----------------------------------------------------------------------------------------------------
Net income, as reported                                          $1,782    $1,507    $3,506  $3,193
-----------------------------------------------------------------------------------------------------
Add: compensation expense recognized for restricted stock
     award, net of related tax effect                                 9         9         9        9
Deduct: Total Stock-based employee compensation
     expense determined under fair value based method
     all awards, net of related tax effects                          24        15        46       31
-----------------------------------------------------------------------------------------------------
Pro forma net income                                             $1,767    $1,501    $3,469   $3,171
-----------------------------------------------------------------------------------------------------
Earnings per share:
Basic - as reported                                               $0.20     $0.17     $0.39    $0.36
-----------------------------------------------------------------------------------------------------
Basic - pro forma                                                 $0.20     $0.17     $0.39    $0.36
-----------------------------------------------------------------------------------------------------
Diluted - as reported                                             $0.20     $0.17     $0.39    $0.36
-----------------------------------------------------------------------------------------------------
Diluted - pro forma                                               $0.20     $0.17     $0.38    $0.35
=====================================================================================================

All common stock and per share amounts have been restated to reflect the 5% common stock dividend declared April 20, 2004, to common stockholders of record May 18, 2004 and distributed on June 1, 2004.

NOTE 2 - COMPREHENSIVE INCOME (LOSS)

Total comprehensive income includes all changes in equity during a period from transactions and other events and circumstances from non-owner sources. The Bank's other comprehensive income (loss) is comprised of unrealized holding gains and losses on securities available-for-sale.

                                                                    THREE MONTHS      SIX MONTHS
                                                                    ENDED JUNE 30,   ENDED JUNE 30,
-----------------------------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)                                     2004         2003       2004         2003
-----------------------------------------------------------------------------------------------------
 Net Income                                              $1,782       $1,507     $3,506       $3,193
 OTHER COMPREHENSIVE INCOME
 Unrealized holding (losses) gains arising
             during the period, net of taxes            (8,048)        2,637    (5,608)        2,686
 Less reclassification adjustment for gains
     Included in net income (net of taxes)                 (20)          (4)      (104)        (156)
-----------------------------------------------------------------------------------------------------
 Other total comprehensive (loss) income                (8,028)        2,633    (5,504)        2,530
 Total comprehensive (loss) income                     $(6,246)       $4,140  $ (1,998)       $5,723
=====================================================================================================

NOTE 3 - EARNINGS PER SHARE RECONCILEMENT

All common share and per common share amounts have been restated to reflect the 5% common stock dividend declared April 20, 2004, to common stockholders of record May 18, 2004 and distributed on June 1, 2004.

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

Earnings per common share have been computed based on the following:


                                                                THREE MONTHS           SIX MONTHS
                                                                ENDED JUNE 30,       ENDED JUNE 30,
-----------------------------------------------------------------------------------------------------
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                       2004       2003       2004       2003
-----------------------------------------------------------------------------------------------------
Net income                                                   $1,782     $1,507     $3,506      3,193
-----------------------------------------------------------------------------------------------------
Average number of common shares outstanding                   8,974      8,889      8,962      8,876
Effect of dilutive options                                       56         90         66         90
Effect of restricted stock awards                                 1          3          2          3
-----------------------------------------------------------------------------------------------------
Average number of common shares outstanding used to
    calculate diluted earnings per common share               9,031      8,982      9,030      8,969
-----------------------------------------------------------------------------------------------------
Net income per share;
Basic                                                          $.20       $.17      $0.39       $.36
Diluted                                                        $.20       $.17      $0.39       $.36
=====================================================================================================

All common stock and per share amounts have been restated to reflect the 5% common stock dividend declared April 20, 2004, to common stockholders of record May 18, 2004 and distributed on June 1, 2004.

NOTE 4 - COMPONENTS OF NET PERIOD BENEFIT COST


                                                     THREE MONTHS ENDED JUNE 30,
                                              PENSION BENEFIT     OTHER POSTRETIREMENT BENEFITS
-----------------------------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)                              2004         2003              2004         2003
-----------------------------------------------------------------------------------------------------
Service Cost                                        $172         $150              $194         $188
Interest Cost                                        124          106               157          147
Expected return on plan assets                     (111)         (96)             (111)         (96)
Amortization of prior service cost                     0            0                 0            0
Amortization of the net (gain) loss                   12            7                37           72
-----------------------------------------------------------------------------------------------------
Net periodic benefit cost                           $197         $167              $277         $311
=====================================================================================================

CONTRIBUTIONS
The Corporation previously disclosed in its financial statements for the year ended December 31, 2003, that it expected to contribute $760,000 to its Pension Trust in 2004. As of June 30, 2004, $350,000 of contributions has been made. The Company presently does not anticipate increasing its total contributions for the year to fund its pension plan obligations in 2004.

NOTE 5 - VALUABLE INTEREST ENTITIES

During 2001 and 2003, the Corporation issued $10.0 million and $5.0 million, respectively, of subordinated debentures and formed statutory business trusts, which exist for the exclusive purpose of (i) issuing trust securities representing undivided beneficial interests in the assets of the trusts; (ii) investing the gross proceeds of the trust securities in junior subordinated deferrable interest debentures (subordinated debentures) of the Corporation; and
(iii) engaging in only those activities necessary or incidental thereto. These subordinated debentures and the related income effects are not eliminated in the consolidated financial statements as the statutory business trusts are not consolidated in accordance with FASB interpretation No.46 "Consolidation of Variable interest Entities." Distributions on the subordinated debentures owned by the subsidiary trusts below have been classified as interest expense in the Consolidated Statement of Income.

In July 2003, the Board of Governors of the Federal Reserve System instructed bank holding companies to continue to include trust preferred securities in their Tier 1 capital for regulatory capital purposes until notice is given to the contrary. There can be no assurance that the Federal Reserve will continue to allow institutions to include trust preferred securities in Tier 1 capital for regulatory capital purposes. As of June 30, 2004, assuming the Corporation was not allowed to include the $15 million in subordinated debentures in Tier 1 capital, the Corporation have a Tier 1 capital ratio of 5.84% and a total risk based capital ratio of 11.21%.

ITEM 2-MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

This report includes forward-looking statements within the meaning of Sections 27A of the Securities Act of 1933, as amended, and 21E of the Securities
Exchange Act of 1934, as amended, with respect to the financial condition, results of operations, plans, objectives, future performance and business of Center Bancorp, including statements preceded by, followed by or that include words or phrases such as "believes," "expects," "anticipates," "plans," "trend," "objective," "continue," "remain," "pattern" or similar expressions or future or conditional verbs such as "will," "would," "should," "could," "might," "can," "may" or similar expressions. Such forward-looking statements involve inherent risks and uncertainties. There are a number of important factors that could cause actual results to differ materially from historical performance and from these forward-looking statements. Factors that might cause such a difference include, but are not limited to: (1) competitive pressures among depository institutions may increase significantly; (2) changes in the interest rate environment may occur more rapidly or more significantly than anticipated; (3) prepayment speeds, loan origination and sale volumes, charge-offs and loan loss provisions may reduce interest margins; (4) general economic conditions may be less favorable than expected; (5) political developments, wars or other hostilities may disrupt or increase volatility in securities markets; (6) legislative or regulatory changes or actions may adversely affect the businesses in which Center Bancorp is engaged; (7) changes and trends in the securities markets may affect the Corporation's common stock; (8) a delayed or incomplete resolution of regulatory issues may negatively impact the services provided by the Bank; (9) the developments discussed above may have a material adverse effect on the Corporation's business generation and retention, funding and liquidity; and (10) the outcome of regulatory and legal investigations and proceedings cannot always be predicted accurately. Further information on other factors that could affect the financial results of Center Bancorp are included in Center Bancorp's filings with the Securities and Exchange Commission. These documents are available free of charge at the Commission's website at http://www.sec.gov and/or from Center Bancorp. The Corporation assumes no obligation for updating any such forward-looking statement at any time.

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

This "Looking Forward" description constitutes a forward-looking statement under the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from those projected in the Corporation's forward-looking statements due to numerous known and unknown risks and uncertainties, including the factors referred to above and in other sections of this quarterly report and the Corporation's Annual report on Form 10-K for the year ended December 31, 2003.

CRITICAL ACCOUNTING POLICIES

The Corporation's business is dynamic and complex. Consequently, management must exercise judgment in choosing and applying accounting policies and methodologies. These choices are important; not only are they necessary to comply with accounting principles generally accepted in the United States of America, but they also reflect the exercise of management's judgment in determining the most appropriate manner in which to record and report the Corporation's overall financial performance. All accounting policies are important, and all policies contained in Note 1 ("Summary of Significant Accounting Policies") of the Corporation's 2003 Annual Report on Form 10-K, should be reviewed for greater understanding of how the Corporation's financial performance is recorded and reported.

In management's opinion, some areas of accounting are likely to have a more significant effect than others on the Corporation's financial results and expose those results to potentially greater volatility. This is because they apply to areas of relatively greater business importance and/or require management to exercise judgment in making assumptions and estimates that affect amounts reported in the financial statements. Because these assumptions and estimates are based on current circumstances, they may change over time or prove to be inaccurate based on actual experience. For the Corporation, the accounting issues that are most directly impacted by the use of assumptions and estimates is the accounting for the allowance for loan losses. The Corporation's accounting policies related to this issue are discussed in Note 1 of the Corporation's Consolidated Financial Statements included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2003 and further described on page 18 of this Quarterly Report on Form 10-Q under "Allowance for Loan Losses and Related Provision." See also "Estimates of Fair Value" set forth on page 23 of this Quarterly Report on Form 10-Q.

EARNINGS ANALYSIS

Net income for three-months ended June 30, 2004 amounted to $1.782 million compared to $1.507 million earned for the comparable three-month period ended June 30, 2003. On a fully diluted per share basis, earnings increased to $.20 per fully diluted share as compared with $.17 per fully diluted share for the three months ended June 30, 2003. All common stock per share amounts have been restated to reflect all previously declared and paid common stock splits and common stock dividends. The annualized return on average assets increased to .77 percent compared with .69 percent for the comparable three-month period in 2003. The annualized return on average stockholders' equity was 13.25 percent for the three-month period ended June 30, 2004 as compared to 11.39 percent for the three-months ended June 30, 2003. Earnings performance for the first three months of 2004 primarily reflects a higher level of net interest income, net of the provision for loan losses, offset in part by increased non-interest expense

Net income for the six-months ended June 30, 2004 amounted to $3.506 million compared to $3.193 million earned for the comparable six-month period ended June 30, 2003. On a fully diluted per share basis, earnings increased to $.39 per share as compared with $.36 per fully diluted share for the six months ended June 30, 2003. All common stock per share amounts have been restated to reflect all previously declared and paid common stock splits and common stock dividends. The annualized return on average assets increased to .76 percent compared with ..75 percent for the comparable six month period in 2003. The annualized return on average stockholders' equity was 12.84 percent for the six month period ended June 30, 2004 as compared to 12.23 percent for the six months ended June 30, 2003. Earnings performance for the first six months of 2004 primarily reflects a higher level of net interest income, net of the provision for loan losses, and reduction in the effective tax rate, offset in part by increased non-interest expense.

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


NET INTEREST INCOME
(DOLLARS IN THOUSANDS)             THREE MONTHS ENDED               SIX MONTHS ENDED
                                         JUNE 30,                       JUNE 30,
                                                          PERCENT                           PERCENT
                                    2004       2003       CHANGE    2004        2003        CHANGE
---------------------------------------------------------------------------------------------------
Interest income:
Investments                      $  5,681    $  5,904       (3.78)$ 11,329    $ 11,914       (4.91)
Loans, including fees               4,490       3,522       27.48    8,866       7,108       24.73
---------------------------------------------------------------------------------------------------
Total interest income              10,171       9,426        7.90   20,195      19,022        6.17
---------------------------------------------------------------------------------------------------
Interest expense:
Certificates $100,000 or more          92          86        6.98      193         238      (18.91)
Deposits                            1,561       1,666       (6.30)   3,202       3,463       (7.53)
Borrowings                          1,411       1,333        5.85    2,683       2,494        7.58
Subordinated Debentures               169         122       38.52      342         247       38.46
---------------------------------------------------------------------------------------------------
Total interest expense              3,233       3,207        0.81    6,420       6,442       (0.34)
---------------------------------------------------------------------------------------------------
Net interest income on a fully
tax-equivalent basis                6,938       6,219       11.56   13,775      12,580        9.50
---------------------------------------------------------------------------------------------------
Tax-equivalent adjustment            (439)       (350)      25.43     (893)       (508)      75.79
NET INTEREST INCOME *            $  6,499    $  5,869       10.73 $ 12,882    $ 12,072        6.71
===================================================================================================

* BEFORE THE PROVISION FOR LOAN LOSSES.

NOTE: THE TAX-EQUIVALENT ADJUSTMENT WAS COMPUTED BASED ON AN ASSUMED STATUTORY FEDERAL INCOME TAX RATE OF 34 PERCENT. ADJUSTMENTS WERE MADE FOR INTEREST EARNED ON SECURITIES OF STATE AND POLITICAL SUBDIVISIONS.

For the three-month period ended June 30, 2004 interest income on a tax-equivalent basis increased by $745,000 or 7.90 percent over the comparable three-month period in 2003. This increase primarily reflects an increase in average earning assets. The Corporation's loan portfolio increased on average $112.2 million to $361.5 million from $249.3 million in the same quarter in 2003, primarily driven by growth in commercial loans and commercial and residential mortgages. The loan portfolio represented approximately 42.0 percent of the Corporation's interest earning-assets (on average) during the second quarter of 2004 and 30.6 percent in the same quarter in 2003. Average investment volume decreased during the period by $65.8 million on average compared to 2003. The growth in earning-assets was funded primarily through cash flow from the Corporation's investment portfolio.

 For  the  six-month   period  ended  June  30,  2004   interest   income  on  a
tax-equivalent basis increased by $1.2 million or 6.17 percent over the comparable six-month period in 2003. This increase primarily reflects an increase in the level and mix of average earning assets. The Corporation's loan portfolio increased on average $112.2 million to $354.7 million from $242.4 million in the same period in 2003, primarily driven by growth in commercial loans and commercial and residential mortgages. The loan portfolio represented approximately 41.3 percent of the Corporation's interest earning assets (on average) during the first six months of 2004 and 30.6 percent in the same period in 2003. Average investment volume decreased during the period by $45.9 million compared to 2003. The growth in earning-assets was funded primarily through cash flow from the Corporation's investment portfolio.

Net interest income on a fully tax-equivalent basis increased $719,000 or 11.56 percent to approximately $6.9 million for the three-months ended June 30, 2004, from $6.2 million for the comparable period in 2003. For the three months ended June 30, 2004, the net interest margin increased 17 basis points to 3.22 percent from 3.05 percent due primarily to a decline in the cost of total interest-bearing liabilities and an increase in the yield on earning-assets. For the three-months ended June 30, 2004, the average cost of interest-bearing liabilities decreased 9 basis points coupled with an increase in the yield on interest earning-assets of 10 basis points, which resulted in an improvement in the Corporation's net interest margins

Net interest  income on a fully  tax-equivalent  basis increased $1.2 million or
9.50 percent to approximately $13.775 million for the six-months ended June 30, 2004, from $12.580 million for the comparable period in 2003. For the six months ended June 30, 2004, the net interest margin increased 3 basis points to 3.21 percent from 3.18 percent due primarily to the increased level of earning-assets and a decline in the cost of total interest bearing liabilities. For the six months ended June 30, 2004, a decrease in the average cost of interest-earning liabilities of 14 basis points was sufficient to offset the decline in yield on interest earning assets of 9 basis points, which resulted in an improvement in the Corporation's net interest margins.

The factors underlying the year-to year changes in net interest income are reflected in the tables appearing on pages 13,14 and 15, each of which has been presented on a tax-equivalent basis (assuming a 34 percent tax rates). The tables on pages 14 and 15 (Average Statements of Condition Sheet with Interest and Average Rates) shows the Corporation's consolidated average balance of assets, liabilities, and stockholders' equity, the amount of income produced from interest-earning assets and the amount of expense resulting from interest-bearing liabilities and the interest income as a percentage of average interest-earning assets, for the three and six month periods ended June 30, 2004 and 2003. The table presented on page 14 (Analysis of Variance in Net Interest Income Due to Volume and Rates) quantifies the impact on net interest income resulting from changes in average balances and average rates over the periods presented; any change in interest income or expense attributable to both changes in volume and changes in rate has been allocated in proportion to the relationship of the absolute dollar amount of change in each category.

For the three-months ended June 30, 2004, the Corporation's net interest spread on a tax-equivalent basis increased by 19 basis points to 2.97 percent from 2.78 percent for the three months ended June 30, 2003. The increase reflected a widening of spreads between yields earned on loans and investments and rates paid for supporting funds. Net interest margins widened during the three-month period due primarily to a steepening of the yield curve and bias toward higher rates in anticipation of an increase in the Federal funds rate by the Federal Reserve Bank on June 30, 2004. Cash flow from earning assets was invested at higher rates, while the cost of funds continued to decline.

For the six months ended June 30, 2004, the Corporation's net interest spread on a tax-equivalent basis increased by 5 basis points to 2.95 percent from 2.90 percent for the six months ended June 30, 2003. The increase reflected a small widening of spreads between yields earned on loans and investments and rates paid for supporting funds. This was primarily due to a steepening of the yield curve which began in the latter part of the second quarter of 2004 with a bias toward higher rates in anticipation of an increase in the Federal funds rate by the Federal Reserve Bank in June. Cash flow from earning assets was invested at higher rates, while the cost of funds continued to decline. The protracted lower interest rate environment that has prevailed throughout much of the beginning of the year had a dampening effect on interest margins.

The Federal Reserve Open Market Committee increased the Federal funds rate by 25 basis points on June 30, 2004. This marked the first time in 42 months since the Fed had raised interest rates following a protracted low interest rate environment and a period during with it had lowered interest rates thirteen times, most recently prior to June 30 on June 25, 2003, (a 45-year low of 1.00 percent). The yield on interest-earning assets increased to 4.73 percent from
4.63 percent in 2003 (a change of 10 basis points), and was partially offset by lower rates paid for interest-bearing liabilities coupled with a change in the mix of interest-bearing liabilities. The total cost of interest-bearing liabilities decreased to 1.76 percent, a change of 9 basis points, for the three months ended June 30, 2004 from 1.85 percent for the three months ended June 30, 2003.

For the six months ended June 30, 2004, the Corporation's yield on interest-earning assets declined to 4.71 percent from 4.80 percent in 2003 (a change of 9 basis points). This change was partially offset by lower rates paid for interest-bearing liabilities coupled with a change in the mix of interest-bearing liabilities. The total cost of interest-bearing liabilities decreased to 1.76 percent, a change of 14 basis points, for the six months ended June 30, 2004 from 1.90 percent for the six months ended June 30, 2003.

For both the three and six month periods this trend is primarily due to the decrease in rates paid on certain interest-bearing liabilities.

The following table "Analysis of Variance in Net Interest Income due to Volume and Rates" analyzes net interest income by segregating the volume and rate components of various interest-earning assets and liabilities and the changes in the rates earned and paid by the Corporation.

ANALYSIS OF VARIANCE IN NET INTEREST INCOME DUE TO VOLUME AND RATES

(TAX EQUIVALENT BASIS)

                                          THREE MONTHS ENDED 6/30/04         SIX MONTHS ENDED 6/30/04
                                         2004/2003 INCREASE (DECREASE)    2004/2003 INCREASE (DECREASE)
                                             DUE TO CHANGE IN:                  DUE TO CHANGE IN:
---------------------------------------------------------------------------------------------------------
                                          AVERAGE     AVERAGE       NET     AVERAGE    AVERAGE     NET
 (DOLLARS IN THOUSANDS)                    VOLUME       RATE      CHANGE     VOLUME     RATE     CHANGE
---------------------------------------------------------------------------------------------------------
Interest-earning assets:
Investment securities:
Taxable                                    $  (895)   $   410    $  (485)   $(1,853)   $   137    $(1,716)
Non-Taxable                                    293        (31)       262      1,220        (89)     1,131
Loans, net of unearned discounts             1,433       (465)       968      2,925     (1,167)     1,758
---------------------------------------------------------------------------------------------------------
   Total interest-earning assets               831        (86)       745      2,292     (1,119)     1,173
---------------------------------------------------------------------------------------------------------
Interest-bearing liabilities:
Money market deposits                           14        (43)       (29)        35       (107)       (72)
Savings deposits                               (50)      (130)      (180)       (79)      (268)      (347)
Time deposits                                  113         (8)       105        137          9        146
Other interest-bearing deposits                 11         (6)         5         13        (46)       (33)
Subordinated Debentures                         57        (10)        47        115        (20)        95
Short-term Borrowings                          111        (33)        78        471       (282)       189
---------------------------------------------------------------------------------------------------------
   Total interest-bearing liabilities          256       (230)        26        692       (714)       (22)
---------------------------------------------------------------------------------------------------------
Change in net interest income              $   575    $   144    $   719    $ 1,600    $  (405)   $ 1,195
=========================================================================================================


The following table, "Average Balance Sheet with Interest and Average Rates", presents for the six months ended June 30, 2004 and 2003 the Corporation's average assets, liabilities and stockholders' equity. The Corporation's net interest income, net interest spreads and net interest income as a percentage of interest-earning assets are also reflected


AVERAGE STATEMENTS OF CONDITION WITH INTEREST AND AVERAGE RATES

                                                        SIX  MONTH PERIOD ENDED JUNE 30,
-------------------------------------------------------------------------------------------------------------
                                                    2004                                2003
-------------------------------------------------------------------------------------------------------------
                                                  INTEREST     AVERAGE                INTEREST     AVERAGE
(tax-equivalent basis,                 Average     Income/     Yield/      Average     Income/     Yield/
 dollars in thousands)                 Balance     Expense      Rate       Balance     Expense      Rate
-------------------------------------------------------------------------------------------------------------
Assets
Interest-earning assets:
 Investment securities: (1)
    Taxable                             $412,670      $8,703       4.22%    $500,617     $10,419       4.16%
    Non-taxable                           90,795       2,626       5.78%      48,778       1,495       6.13%
 Loans, net of unearned income (2)       354,665       8,866       5.00%     242,445       7,108       5.86%
-------------------------------------------------------------------------------------------------------------
   Total interest-earning assets        $858,130      20,195       4.71%    $791,840      19,022       4.80%
=============================================================================================================
Non-interest earning assets
    Cash and due from banks               19,841                              21,907
    BOLI                                  17,361                              14,301
   Other assets                           25,617                              26,756
   Allowance for possible loan losses     (3,205)                             (2,571)
-------------------------------------------------------------------------------------------------------------
   Total non-interest earning assets      59,614                              60,393
-------------------------------------------------------------------------------------------------------------
   Total assets                         $917,744                            $852,233
=============================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
    Money market deposits               $101,407         498       0.98%     $95,351         570       1.20%
    Savings deposits                     143,840         692       0.96%     156,450       1,039       1.33%
    Time deposits                        154,383       2,013       2.61%     143,884       1,867       2.60%
    Other interest - bearing deposits     74,032         192       0.52%      69,835         225       0.64%
    Short-term  Borrowings               242,323       2,683       2.21%     201,477       2,494       2.48%
 Subordinated Debentures                  15,000         342       4.56%      10,000         247       4.94%
-------------------------------------------------------------------------------------------------------------
    Total interest-bearing liabilities   730,985       6,420       1.76%     676,997       6,442       1.90%
=============================================================================================================
Non-interest-bearing liabilities:
-------------------------------------------------------------------------------------------------------------
    Demand deposits                      125,268                             117,322
    Other non-interest-bearing deposits    1,220                                 468
    Other liabilities                      5,655                               5,251
-------------------------------------------------------------------------------------------------------------
    Total
     non-interest-bearing liabilities    132,143                             123,041
-------------------------------------------------------------------------------------------------------------
Stockholders' equity                      54,616                              52,195
-------------------------------------------------------------------------------------------------------------
    Total liabilities and stockholders' $917,744                            $852,233
-------------------------------------------------------------------------------------------------------------
 Net interest income (tax-equivalent basis)          $13,775                             $12,580
-------------------------------------------------------------------------------------------------------------
 Net Interest Spread                                               2.95%                               2.90%
-------------------------------------------------------------------------------------------------------------
 Net interest income as percent
    of earning-assets (net interest margin)                        3.21%                               3.18%
-------------------------------------------------------------------------------------------------------------
 Tax equivalent adjustment                              (893)                               (508)
-------------------------------------------------------------------------------------------------------------
 Net interest income                                 $12,882                             $12,072
=============================================================================================================


(1) Average balances for available-for-sale securities are based on amortized cost
(2)   Average  balances for loans  include loans on  non-accrual  status

(3) The tax-equivalent adjustment was computed based on a statutory Federal income tax rate of 34 percent

The following table, "Average Balance Sheet with Interest and Average Rates", presents for the three months ended June 30, 2004 and 2003 the Corporation's average assets, liabilities and stockholders' equity. The Corporation's net interest income, net interest spreads and net interest income as a percentage of interest-earning assets are also reflected.


AVERAGE STATEMENTS OF CONDITION WITH INTEREST AND AVERAGE RATES

                                                    THREE MONTH PERIOD ENDED JUNE 30,
------------------------------------------------------------------------------------------------------
                                                 2004                                2003
------------------------------------------------------------------------------------------------------
                                             INTEREST     AVERAGE                INTEREST     AVERAGE
(tax-equivalent basis,            Average     Income/      Yield/     Average     Income/      Yield/
 dollars in thousands)            Balance     Expense        Rate     Balance     Expense        Rate
------------------------------------------------------------------------------------------------------
Assets
Interest-earning assets:
Investment securities: (1)
    Taxable                      $409,893      $4,389       4.28%    $495,838      $4,878       3.93%
    Non-taxable                    89,277       1,292       5.79%      69,097       1,030       5.96%
 Loans, net of unearned income (2)361,523       4,490       4.97%     249,340       3,522       5.65%
------------------------------------------------------------------------------------------------------
Total interest-earning assets     860,693      10,171       4.73%    $814,275       9,426       4.63%
======================================================================================================
Non-interest earning assets
    Cash and due from banks        18,743                              20,930
    BOLI                           16,062                              14,395
    Other assets                   29,562                              27,338
    Allowance for
     possible loan losses          (3,315)                             (2,609)
------------------------------------------------------------------------------------------------------
 Total non-interest earning assets 61,052                              60,054
------------------------------------------------------------------------------------------------------
Total assets                     $921,745                            $874,329
======================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
    Money market deposits         $95,255         235       0.99%     $90,331         264       1.17%
    Savings deposits              141,138         339       0.96%     157,419         519       1.32%
    Time deposits                 151,299         977       2.58%     133,797         872       2.61%
    Other interest
    - bearing deposists            75,424         102       0.54%      67,461          97       0.58%
    Short-term  Borrowings        255,941       1,411       2.21%     235,974       1,333       2.26%
    Subordinated Debentures        15,000         169       4.51%      10,000         122       4.88%
------------------------------------------------------------------------------------------------------
    Total interest-bearing        734,057       3,233       1.76%     694,982       3,207       1.85%
------------------------------------------------------------------------------------------------------
Non-interest-bearing liabilities:
------------------------------------------------------------------------------------------------------
    Demand deposits               127,222                             120,611
    Other
     non-interest-bearing deposits    631                                 453
    Other liabilities               6,047                               5,369
------------------------------------------------------------------------------------------------------
    Total non-interest-bearing
     liabilities                  133,900                         126,433
==========================================================================================------------
    Stockholders' equity           53,788                              52,914
------------------------------------------------------------------------------------------------------
    Total liabilities
     and stockhoquity            $921,745                   $874,329
------------------------------------------------------------------------------------------------------
    Net interest income
     (tax-equivalent basis)        $6,938                              $6,219
------------------------------------------------------------------------------------------------------
    Net Interest Spread                                     2.97%                               2.78%
------------------------------------------------------------------------------------------------------
   Net interest income as percent
     of earning-assets
      (net interest margin)                                 3.22%                               3.05%
------------------------------------------------------------------------------------------------------
    Tax equivalent adjustment                    (439)                               (350)
    Net interest income                        $6,499                              $5,869
======================================================================================================

(1) Average balances for available-for-sale securities are based on amortized cost
(2)   Average balances for loans include loans on non-accrual status
(3) The tax-equivalent adjustment was computed based on a statutory Federal income tax rate of 34 percent

INVESTMENTS

For the three-months ended June 30, 2004, the average volume of investment securities decreased to approximately $499.2 million, or 58.0 percent of average earning assets, a decrease of $65.8 million on average as compared to the same period in 2003. The tax-equivalent yield on investments however increased by 37 basis points to 4.55 percent from a yield of 4.18 percent during the three month period ended June 30, 2003. The 37 basis points increase in yield on the portfolio was attributable to an improved interest rate environment and a steeper yield curve coupled with a change in mix in the portfolio to higher yielding tax-free securities. Despite the decrease in average volume, the cash flow which was invested back into the portfolio, resulting from securities which were called from the portfolio coupled with prepayments on mortgage related securities, benefited from the positive changes in rates. The volume related figures during the three-month period ended June 30, 2004 contributed a decrease in revenue of $602,000, while rate related changes amounted to an increase of $379,000. At June 30, 2004, the principal components of the investment portfolio are U.S. Government Federal Agency callable and non-callable securities, including agency issued collateralized mortgage obligations, corporate securities and municipals.

For the six-months ended June 30, 2004, the average volume of investment securities amounted to approximately $503.5 million, or 58.7 percent of average earning assets, a decrease of $45.9 million on average as compared to the same period in 2003. The tax-equivalent yield on investments increased by 16 basis points to 4.50 percent from a yield of 4.34 percent during the six month period ended June 30, 2003. The 16 basis points increase in yield on the portfolio was attributable to lower rates that prevailed for both additional volume added to the portfolio coupled with purchases made to replace maturing and called investments made at lower rates. Heightened prepayment speeds also contributed to the acceleration of the downward repricing of yield on mortgage-related securities in the portfolio. The volume related figures during the six month period ended June 30, 2004 contributed a decrease in revenue of $633,000, while rate related changes amounted to an increase in revenue of $48,000. The decline in the average size of the investment portfolio for both the six and three months ended June 30, 2004 was due to the funding of loan growth in the Corporation's earning-asset portfolio.

The impact of repricing activity on investment yields was increased to some extent, for the three-month period ended June 30, 2004, by the change in portfolio mix and shortening of portfolio duration. In addition, there was some portfolio extension where risk is relatively minimal within the portfolio, resulting in wider spreads. The Corporation also carried on average $11.9 and $4.2 million , respectively for the three and six month period ended June 30, 2004 in short-term money market funds as compared with $15.3 million and $18.0 million, respectively for the comparable three and six month periods in 2003. These funds carried significantly lower rates than other securities in the portfolio (on average 1.02 and 1.00 percent, respectively for the three and six-month period, compared to 1.63 and 1.47 percent on these overnight funds, respectively, for the comparable three and six month periods in 2003) and contributed to the decline in yield as compared to the comparable period in 2003. The volume of such funds for the three-month period ended June 30, 2004 was for liquidity purposes.

Securities available-for-sale is a part of the Corporation's interest rate risk management strategy and may be sold in response to changes in interest rates, changes in prepayment risk, liquidity management and other factors. For the three-month period ended June 30, 2004 the Corporation sold from its available-for-sale portfolio securities totaling approximately $29.3 million.

At June 30, 2004 the net unrealized loss carried as a component of other comprehensive income and included in stockholders' equity net of tax amounted to a net unrealized loss of $4.682 million as compared with an unrealized gain of
 $822,000 at December 31, 2003 and $4.715 million at June 30, 2003. The decrease resulted from an increase in interest rates fostered by the Federal Open Market Committee's bias toward higher rates and subsequent action on June 30 to raise the Federal Funds target rate to 1.25%. This decrease in market value of securities lead to a 5.6% decrease in the Corporation's stockholders' equity, due to the change in accumulated other comprehensive income from December 31, 2003, to $51.1 million at June 30, 2004.

LOANS

Loan growth during the six months ended June 30, 2004 occurred primarily in the residential 1-4 family home equity loans and commercial loan portfolio. This growth resulted primarily from the Corporation's business development efforts, aggressive marketing campaigns on its home equity and 10-year residential mortgage loan products. These have been enhanced in recent years by the Corporation's expanded branch network. The decrease in the loan portfolio yields for the three and six month period was the result of the decline in interest rates as compared with the comparable period in 2003, coupled with a competitive rate pricing structure maintained by the Corporation to attract new loans and further by the heightened competition for lending relationships that exists in the Corporation's market. The Corporation's desire to grow this segment of the earning-asset mix is reflected in its current business development plan and marketing plans, as well as its short-term strategic plan.

For the three months ended June 30, 2004, average loan volume increased $112.2 million or 45.0 percent, while portfolio yield decreased by 68 basis points as compared with the same period in 2003. The volume related factors during the period-contributed increased revenue of $1.433 million while rate related changes amounted to a decline in revenue of $465,000. Total average loan volume increased to $361.5 million with a net interest yield of 4.97 percent, as compared to $249.3 million with a yield of 5.65 percent for the three months ended June 30, 2003. The decline in portfolio yield was a result of prepayments and rate modifications of higher yielding loans coupled with lower yields on new volume added to the portfolio in 2004 compared with 2003.

For the six months ended June 30, 2004, average loan volume increased $112.2 million or 46.3 percent, while portfolio yield decreased by 86 basis points as compared with the same period in 2003. The volume related factors during the period-contributed increased revenue of $2.925 million while rate related changes amounted to a decline in revenue of $1.167 million. Total average loan volume increased to $354.7 million with a net interest yield of 5.00 percent, as compared to $242.4 million with a yield of 5.86 percent for the six-months ended June 30, 2003. The decline in portfolio yield was a result of prepayments and rate modifications of higher yielding loans coupled with lower yields on new volume added to the portfolio in 2004 compared with 2003.

ALLOWANCE FOR LOAN LOSSES

The purpose of the allowance for loan losses is to absorb the impact of losses inherent in the loan portfolio. Additions to the allowance are made through provisions charged against current operations and through recoveries made on loans previously charged-off. The allowance for loan losses is maintained at an amount considered adequate by management to provide for potential credit losses inherent in the loan portfolio based upon a periodic evaluation of the risk characteristics of the loan portfolio. The amount of the loan loss provision and the level of the allowance for loan losses are critical accounting policies of the Corporation. In establishing an appropriate allowance, an assessment of the individual borrowers, a determination of the value of the underlying collateral, a review of historical loss experience, a review of peer group loss experience and an analysis of the levels and trends of loan categories, delinquencies, and problem loans are considered. Such factors as the level and trend of interest rates and current economic conditions are also reviewed. At June 30, 2004, the allowance amounted to $3,436,000 as compared to $3,002,000 at December 31, 2003, and $2,655,000 at June 30, 2003. The Corporation had a provision to the allowance for loan losses during the three month period ended June 30, 2004 amounting to $205,000 compared to $79,000 during the three-month period June 30, 2003. The additions to the allowance during the respective three-month periods of 2004 and 2003 are reflective of the loan volume recorded during the periods and the Corporation's focus on the changing composition of the commercial and residential real estate loan portfolios.

At June 30, 2004, the allowance for loan losses amounted to .94 percent of total loans, as compared with .99 percent at June 30, 2003. In management's view, the level of the allowance as of June 30, 2004 is adequate to cover the risk of loss inherent in the loan portfolio. The Corporation's statements herein regarding the adequacy of the allowance for loan losses constitute "Forward-Looking Statement's" under the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from management's analysis, based principally upon factors considered by management in establishing the allowance.

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

During the three and six-month periods ended June 30, 2004 and 2003, the Corporation did not experience any substantial credit problems within its loan portfolio. Net recoveries for the six months ended June 30, 2004 were approximately $24,000 and were comprised of a home equity and installment loan as compared with net charge offs of $2,000 for the comparable period ended June 30, 2003, which were comprised of installment loans.

At June 30, 2004 the Corporation had non-accrual loans amounting to $23,000 as compared with $26,000 at December 31, 2003 and $69,000 of non-accrual loans at June 30, 2003. The Corporation continues to aggressively pursue collections of principal and interest on loans previously charged-off. The decrease in such loans in 2004 compared to June 30, 2003 was attributable to three home equity loans, which were re-paid in full by the borrower.

The value of impaired loans is based on the present value of expected future cash flows discounted at the loan's effective interest rate or as a practical expedient, at the loan's observable market price or at the fair value of the collateral if the loan is collateral dependant. Impaired loans consist of non-accrual loans and loans internally classified as substandard or below, in each instance above an established dollar threshold of $200,000. All loans below the established dollar threshold are considered homogenous and are collectively evaluated for impairment. At June 30, 2004, total impaired loans were approximately $279,000 compared to $358,000 at December 31, 2003 and $69,000 at June 30, 2003. The reserves allocated to such loans at June 30, 2004, December 31, 2003 and June 30, 2003, were $2,000, $6,000 and $1,000, respectively.
Although classified as substandard, impaired loans (other than those in non-accrual status) were current with respect to principal and interest payments.

Changes in the allowance for possible loan losses for the six month period ended June 30, 2004 and 2003, respectively, are set forth below.

ALLOWANCE FOR LOAN LOSSES
                                                                             SIX MONTHS
                                                                            ENDED JUNE 30,
-------------------------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)                                                   2004             2003
-------------------------------------------------------------------------------------------------

Average loans outstanding                                              $354,665         $242,445
-------------------------------------------------------------------------------------------------
Total loans at end of period                                           $365,964         $268,260
-------------------------------------------------------------------------------------------------
Analysis of the Allowance for Loan Losses
Balance at the beginning of year                                         $3,002          $ 2,498
Charge-offs:
Commercial                                                                    0                0
Installment loans                                                            10               10
-------------------------------------------------------------------------------------------------
Total charge-offs                                                            10               10
-------------------------------------------------------------------------------------------------
Recoveries:
Commercial                                                                    0                0
Installment loans                                                            34                8
-------------------------------------------------------------------------------------------------
Total recoveries                                                             34                8
Net (recoveries) charge-offs:                                               (24)               2
Provision for loan losses                                                   410              159
Balance at end of year                                                   $3,436          $ 2,655
-------------------------------------------------------------------------------------------------
Ratio of net charge-offs during the year to
average loans outstanding during the year                                   N/M              N/M
-------------------------------------------------------------------------------------------------
Allowance for loan losses as a percentage
of total loans at end of year                                             0.94%            0.99%
=================================================================================================


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

At June 30, 2004, December 31, 2003 and June 30, 2003, the Corporation had no restructured loans. Non-accrual loans amounted to $23,000 at June 30, 2004, and was comprised of one fixed rate home equity loan. At December 31, 2003, non-accrual loans amounted to $26,000 and were comprised of a consumer loan, a fixed rate home equity loan and a commercial loan. At June 30, 2003, non-accrual loans amounted to $69,000 and were comprised of three consumer loans and two home equity loans. At June 30, 2004 and December 31, 2003, the Corporation did not have any loans 90 days past due and still accruing, while at June 30, 2003 such loans amounted to $11,000.

The outstanding balances of accruing loans which are 90 days or more past due as to principal or interest payments, and non-accrual loans at June 30, 2004, December 31, 2003 and June 30, 2003, were as follows: NON-PERFORMING LOANS AT

                                             JUNE 30,   DECEMBER 31,   JUNE 30,
------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)                         2004          2003        2003
------------------------------------------------------------------------------
Non-accrual loans                               $23           $26         $69
Accruing loans past due 90 days or more           0             0          11
Other real estate owned                           0             0           0
------------------------------------------------------------------------------
Total non-performing assets                     $23           $26         $80
==============================================================================

At June 30, 2004, non-performing assets, consisting of loans on non-accrual status plus other real estate owned (OREO), amounted to $23,000 or .002 percent of total loans outstanding as compared to $26,000 or .007 percent at December 31, 2003 and $69,000 or .026 percent at June 30, 2003.

At June 30, 2004, other than the loans set forth above, the Corporation is not aware of any loans which present serious doubts as to the ability of its borrowers to comply with the present loan and repayment terms and which are expected to fall into one of the categories set forth in the table above. At June 30, 2004, December 31, 2003 and June 30, 2003 the Corporation did not have any other real estate owned (OREO) or restructured loans.

OTHER NON-INTEREST INCOME

The following table presents the principal categories of non-interest income during the three and six months ended June 30, 2004 and 2003.

                                                    THREE MONTHS ENDED JUNE 30,      SIX MONTHS ENDED JUNE 30,
------------------------------------------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)                          2004        2003    % CHANGE         2004        2003    % CHANGE
------------------------------------------------------------------------------------------------------------------
Service charges, commissions and fees           $477        $421       13.30         $958        $838       14.32
Annuity and Insurance                             12           0       100.0           20           0       100.0
Bank Owned Life Insurance                        192         179        7.26          358         359        (.28)
Gain on securities sold                           31           6      416.67          157         237      (33.76)
Other income                                     109         136      (19.85)         211         247      (14.57)
------------------------------------------------------------------------------------------------------------------
Total other non-interest income                 $821        $742       10.65       $1,704      $1,681        1.37
==================================================================================================================

For the three-month period ended June 30, 2004, total other (non-interest) income increased $79,000 or 10.65 percent as compared to the comparable three-month period in 2003. Other non-interest income, exclusive of gains on securities sold (which increased $25,000), reflects an increase of $54,000 or
7.34 percent compared with the comparable three-month period ended June 30, 2003. This increased revenue was primarily driven by the increase in service charges, commissions and fees which increased $56,000 or 13.3% as compared to the comparable quarter in 2003. This increase was attributable to the introduction of the check safe program that was introduced during the fourth quarter of 2003, which has resulted in increased overdraft related fees. To a lesser extent there was an increase of $12,000 from annuity and insurance sales, which began in the fourth quarter of 2003, and an increase in the cash surrender value of bank owned life insurance, which amounted to $192,000 or an increase of $13,000 for the second quarter in comparison to $179,000 for the comparable quarter in 2003. The decrease in other income is attributable to a fee related item recorded in the second quarter of 2003.

For the six-month period ended June 30, 2004, total other (non-interest) income increased $23,000 or 1.37 percent as compared to the comparable six-month period in 2003. Other non-interest income, exclusive of gains on securities sold (which decreased $80,000), reflects an increase of $103,000 or 7.13 percent compared with the comparable six-month period ended June 30, 2003. This increased revenue was primarily driven by an increase in service charges, commissions and fees, which increased $120,000 or 14.32% as compared to the comparable six month period in 2003. This increase was attributable to the introduction of the check safe program that was introduced during the fourth quarter of 2003. The decrease in other income is attributable primarily to a fee related item recorded in the second quarter of 2003 and, to a lesser extent, a decrease in letter of credit fees and fees from secondary market activity on mortgage loans originated for sale during the six months ended June 30, 2004, as compared with the comparable period in 2003.

For the three-month period ended June 30, 2004, the Corporation recorded a net gain of $31,000 on securities sold from the available-for-sale investment portfolio compared to gains of $6,000 for the three-month period ended June 30, 2003. During the six month period ended June 30, 2004, the Corporation recorded a net gain of $157,000 on securities sold from the available-for-sale investment portfolio compared to gains of $237,000 for the six-month period ended June 30, 2003. These sales, in both the 2004 and 2003 periods, were made in the normal course of business and proceeds were reinvested in securities.


OTHER NON-INTEREST EXPENSE

The following table presents the principal categories of non-interest expense during the three and six-months ended June 30, 2004 and 2003.

                                          THREE MONTHS ENDED JUNE 30,            SIX MONTHS ENDED JUNE 30,
-------------------------------------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)                    2004          2003     % CHANGE        2004      2003      % CHANGE
-------------------------------------------------------------------------------------------------------------
Salaries and employee benefits            $2,641    $  2,676        (1.31)     $5,278   $ 5,327      (.92)

Occupancy expense, net                       459         444         3.38       1,022       972      5.14

Premises & equipment expense                 475         447         6.26         920       894      2.91

Stationery & printing expense                144         131         9.92         296       305     (2.95)

Marketing & advertising expense              147         112        31.25         296       289      2.42

Other expense                              1,038         803        29.27       2,083     1,559     33.61

-------------------------------------------------------------------------------------------------------------
Total other non-interest expense          $4,904     $ 4,613         6.31      $9,895    $9,346      5.87
=============================================================================================================


Total non-interest expense for the three-months ended June 30, 2004, increased $291,000 or 6.31 percent over the comparable three-months ended June 30, 2003. This increase is primarily attributable to a $235,000 increase in other expense for the three month period ended June 30, 2004, as compared to the comparable quarter in 2003 and was attributable to increased computer, telephone, audit, legal and consulting fees. The Corporation's ratio of other expenses (annualized) to average assets remained relatively stable at 2.13 percent in the second quarter of 2004 from 2.11 percent for the three-months ended June 30, 2003.

For the three-months ended June 30, 2004, salaries and employee benefits decreased $35,000 or 1.31 as compared to the comparable three-month period ended June 30, 2003. This decrease is primarily attributable to the Corporation's efforts to control employee benefit costs, such as employee health insurance costs, which decreased $83,000 or 39.0 percent for the three-month period as compared to the comparable period in 2003, which was offset in part by increased salary expense related to normal merit increases and promotional raises . This increase is primarily driven by the need to attract, and retain high caliber employees. Staffing levels decreased to 189 full-time equivalent employees at June 30, 2004 compared to 194 full-time equivalent employees at June 30, 2003.

For the three-months ended June 30, 2004, occupancy and premises and equipment expense increased $43,000 or 4.83 percent over the comparable three-month period in 2003. The increase in such expenses reflects the higher operating costs (utilities, rent, real-estate taxes and general repair and maintenance) of the Corporation's expanded facilities, as well as depreciation expense of the expanded Corporation's facilities, which includes a 20,000 square foot operations center acquired during the fourth quarter of 2003.

Total non-interest expense for the six-months ended June 30, 2004, increased $549,000 or 5.87 percent over the comparable six-months ended June 30, 2003. This increase is primarily attributable to a $524,000 increase in other expense for the six-month period ended June 30, 2004 as compared to the comparable six months in 2003 and was attributable to increased computer, telephone, audit, legal and consulting fees coupled with a nonrecurring expense reduction of $136,000 recorded in 2003. The Corporation's ratio of other expenses (annualized) to average assets decreased to 2.16 percent for the six months ended June 30, of 2004 from 2.19 percent for the six months ended June 30, 2003.

Salaries and employee benefits decreased $49,000 or .92 percent for the six-months ended June 30, 2004 as compared to the comparable six-month period ended June 30, 2003. This decrease is primarily attributable to the Corporation's efforts to control employee benefit costs, such as employee health insurance costs, which decreased $115,755 or 31% for the six month period as compared to the comparable period in 2003, which was offset in part by increased salary expense related to normal merit increases and promotional raises. This increase in expense is primarily driven by the need to attract, and retain high caliber employees.

For the six-months ended June 30, 2004,  occupancy expenses increased $76,000 or
4.07 percent over the comparable six-month period in 2003. The increase in occupancy expenses reflects higher operating costs (utilities, rent, real-estate taxes and general repair and maintenance) of the Corporation's expanded facilities, as well as depreciation expense of the expanded Corporation's facilities, which includes a 20,000 square foot operations center acquired during the fourth quarter of 2003.

PROVISION FOR INCOME TAXES

For the three-months ended June 30, 2004, the effective tax rate was 19.4 percent as compared to 21.5 percent for the three-months ended June 30, 2003. For the six-months ended June 30, 2004 the effective tax rate was 18.1 percent as compared with 24.8 percent for the comparable period in 2003. The effective tax rate for the three and six month periods ended June 30, 2004 and 2003 was less than the combined statutory Federal tax rate of 34.0 percent and the New Jersey State tax rate of 9.0 percent. The difference between the statutory and effective tax rates, for the periods cited, primarily reflects the tax-exempt status of interest income on obligations of states and political subdivisions, the tax-exempt status of the income recorded as a result of a change in cash surrender value of bank owned life insurance and disallowed expense items for tax purposes, such as travel and entertainment expense. Tax-exempt interest income, the largest contributing component to the decline in the effective tax rate from prior periods, increased by $173,000 or 25.4 percent for the three-month period ended June 30, 2004, and increased by $746,000 or 75.6 percent for the six- month period ended June 30, 2004, as compared to the comparable three and six month periods in 2003, respectively.

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

At June 30, 2004, the Corporation reflects a negative interest sensitivity gap (or an interest sensitivity ratio) of .62:1.00 at the cumulative one-year position. Accordingly, based on its interest simulation models at June 30, 2004, the Corporation believes that it would be adversely affected by an increase in interest rates. See Item 3, "Qualitative and Quantitative disclosures about
Market Risks" During most of 2003 and at June 30, 2004 the Corporation had a negative interest sensitivity gap. Management's perception is that interest rates will continue to be volatile, therefore emphasis has been, and is expected to continue to be, placed on interest-sensitivity matching with the objective of stabilizing the net interest spread during 2004. However, no assurance can be given that this objective will be met.

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

The Corporation manages reliance on short-term unsecured borrowings as well as total wholesale funding though policy limits reviewed at ALCO. The Corporation maintains access to a diversified base of wholesale funding sources. These sources include Federal Funds purchased; securities sold under agreements to repurchase, jumbo certificates of deposit and Federal Home Loan bank advances. Liquidity is also available through unpledged securities in the investment portfolio and capacity to offer securities and loans, including single-family mortgage loans.

The low rate environment has created heavy refinance activity and prepayments to the Corporation's asset portfolios. The intense competition in the market competing for the subsequent loan re-finance business has affected to some degree the amount of mortgage loans originated by the Corporation. The
Corporation sells a portion of these loans into the secondary market and such loans are included in loans held for sale. At June 30, 2004 there were no loans available for sale. For the three months ended June 30, 2004 the Corporation had no originations of loans for sale compared with $1.5 million for the three months ended June 30, 2003. For the six months ended June 30, 2004 the Corporation had originated $1.5 million in loans held for sale as compared to $6.3 million for the comparable period in 2003.

Management believes that the Corporation has the funding capacity to meet the liquidity needs arising from potential events. In addition to pledgeable securities, the Corporation also maintains borrowing capacity through the Federal Discount Window and the Federal Home Loan Bank of New York secured with loans and marketable securities.

Liquidity is measured and monitored for the Bank. The Corporation reviews the holding Company's net short-term mismatch. This measures the ability of the holding Corporation to meet obligations should access to bank dividends be constrained. At June 30, 2004, the holding company had $2.388 million in cash compared to $6.207 million at December 31, 2003. The decrease in cash at the holding company level was due to increased capitalization of the subsidiary bank. Expenses at the holding company are minimal and management believes that the parent Corporation has adequate liquidity to fund its obligations.

Certain provisions of long-term debt agreements prevent the Corporation from creating liens on, disposing of or issuing voting stock of subsidiaries. As of June 30, 2004 the Corporation was in compliance with all covenants and provisions of these agreements.

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

Anticipated cash-flows at June 30, 2004, projected to July 2005, indicates that the Bank's liquidity should remain strong, with an approximate projection of $179.8 million in anticipated cash flows over the next twelve months. This projection represents a forward-looking statement under the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from this projection depending upon a number of factors, including the liquidity needs of the Bank's customers, the availability of sources of liquidity and general economic conditions.

The Corporation derives a significant proportion of its liquidity from its core deposit base. For the three-month period ended June 30, 2004, core deposits (comprised of total demand, savings accounts (excluding Super Max and money market accounts under $100,000) remained relatively stable and represented 43.6 percent of total deposits as compared with 51.1 percent at June 30, 2003.

The following table depicts the Corporation's core deposit mix at June 30, 2004 and 2003:

CORE DEPOSIT MIX

                                                        JUNE 30,                             NET CHANGE IN
                                             2004                      2003                  VOLUME 2004
(DOLLARS IN THOUSANDS)                      BALANCE         %          BALANCE       %       VS. 2003

-----------------------------------------------------------------------------------------------------------------
Demand Deposits                            $122,891       44.5         $122,429     41.2       $462
Interest-Bearing Demand                     67,393        24.4           69,247     23.3     (1,854)
Regular Savings                             59,781        21.6           79,925     26.9     (20,144)
Money Market Deposits under $100            26,240         9.5           25,199      8.6       1,041
-----------------------------------------------------------------------------------------------------------------
Total core deposits                        $276,305       100.0        $296,800    100.0    $(20,495)
-----------------------------------------------------------------------------------------------------------------
Total deposits                             $633,316                    $580,951              $52,365
-----------------------------------------------------------------------------------------------------------------
Core deposits to total deposits              43.6%                        51.1%
=================================================================================================================

More volatile rate sensitive deposits, concentrated in time certificates of deposit greater than $100,000, for the six-month period ended June 30, 2004, increased to 19.04 percent of total deposits from 9.54 percent during the six-months ended June 30, 2003. This increase is attributable to increases in municipal deposits.

Short-term borrowings can be used to satisfy daily funding needs. Balances in these accounts fluctuate significantly on a day-to-day basis. The Corporation's principal short-term funding sources are securities sold under agreements to repurchase, advances from the Federal Home Loan Bank and Federal funds purchased. Average borrowings during the six-months ended June 30, 2004 were $242.3 million, an increase of $40.8 million or 20.27 percent from $201.5 million in average borrowings during the six-months ended June 30, 2003.

Average outstanding subordinated debentures during the six-months ended June 30, 2004 were $15.0 million, an increase of $5.0 million or 50.0 percent from $10.0 million in average outstanding subordinated debentures during the comparable six-months ended June 30, 2003.

During the six-months ended June 30, 2004, average funding sources increased by approximately $62.7 million or 7.89 percent, compared to the same period in 2003. Interest-bearing deposit liabilities increased approximately $8.1 million on average and were comprised primarily of increases in money market, time deposits, and other interest bearing deposits, offset by a decline in savings deposits. Borrowings and subordinated debentures increased by $40.8 million and $5.0 million, respectively. Non-interest bearing funding sources as a percentage of the total funding mix decreased to 14.5 percent on average as compared to
14.9 percent for the six-month period ended June 30, 2003. This reflects a more rapid growth in non-deposit funding sources as a percentage of the funding base as compared with overall deposit growth.

OPERATING, INVESTING AND FINANCING CASH FLOW

The consolidated statements of cash flows present the changes in cash and cash equivalents from operating, investing and financing activities. During the six-months ended June 30, 2004, cash and cash equivalents (which increased overall by $1.65 million) were provided (on a net basis) by operating activities in the amount of approximately $2.4 million. The largest component of the cash flow from operating activities is net income of $3.5 million. Approximately $14.3 million in cash flow was provided by financing activities, principally an increase of $15.0 million in borrowings. The borrowings were comprised of $5.0 million in proceeds from the issuance of subordinated debentures in December of 2003 and an increase in advances from the Federal Home Loan Bank of New York. Investing activities, principally loans, used $15.1 million of the cash flow provided by operating and financing activities.

STOCKHOLDERS' EQUITY

Total stockholders' equity averaged $54.6 million or 5.95 percent of average assets for the six-month period ended June 30, 2004, as compared to $52.2 million, or 6.12 percent, during the same period in 2003. The Corporation's dividend reinvestment and optional stock purchase plan contributed $505,000 in new capital for the six-months ended June 30, 2004 as compared with $228,000 for the comparable period in 2003. Book value per common share was $5.68 at June 30, 2004 as compared to $6.29 at June 30, 2003. Tangible book value (i.e., book value less goodwill) per common share was $5.45 at June 30, 2004 and $6.06 at June 30, 2003. The change in book value for the period resulted primarily from a $9.4 million increase in "accumulated other comprehensive income" which primarily reflects the effects of SFAS No. 115, which represents to the change in unrealized holding losses, after tax, on the Corporation's securities available-for-sale investment portfolio for the six months ended June 30, 2004 as compared with the comparable period ended June 30, 2003.

From January 24, 2002 through June 30, 2004 the Corporation has purchased 54,600 common shares at an average cost per share of $9.85 under the stock buyback program announced on January 24, 2002 for the repurchase of up to 253,575 shares (as adjusted for the stock splits and stock dividends) of the Corporation's outstanding common stock. The repurchased shares were recorded as Treasury Stock, which resulted in a decrease in stockholder's equity. For the three and six month periods ended June 30, 2004 there were no repurchases made.

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

RISK-BASED CAPITAL/LEVERAGE

Banking regulations require banks to maintain minimum levels of regulatory capital. Under the regulations in effect at June 30, 2004, the Bank was required to maintain (i) a minimum leverage ratio of Tier 1 capital to total adjusted assets of 4.00%, and (ii) minimum ratios of Tier 1 and total capital to risk-weighted assets of 4.00% and 8.00%, respectively.

At June 30, 2004, total Tier 1 capital (defined as tangible stockholders' equity for common stock and certain perpetual preferred stock) amounted to $67.7 million or 7.36 percent of total average assets for the second quarter. Tier I capital excludes the effect of SFAS No. 115, $4.682 million of net unrealized losses, after tax, on securities available-for-sale (included as a component of other comprehensive income) and goodwill of approximately $2.1 million as of June 30, 2004. At June 30, 2004, the Corporation's estimated Tier I risk-based and total risk-based capital ratios were 13.27 percent and 13.94 percent, respectively. These ratios are well above the minimum guidelines of capital to risk-adjusted assets in effect as of June 30, 2004.

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

The foregoing capital ratios are based in part on specific quantitative measures of assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by the bank regulators about capital components, risk weightings and other factors. As of June 30, 2004, management believes that each of the Bank and the Corporation meet all capital adequacy requirements to which it is subject.

SUBORDINATED DEBENTURES

On December 19, 2003 Center Bancorp Statutory Trust II, a statutory business trust and wholly-owned subsidiary of Center Bancorp, Inc., issued $5.0 million of MMCapS capital securities to investors due on January 23, 2034. The capital securities have preference over the common securities issued by the trust with respect to liquidation and other distributions and qualify as Tier 1 capital. The trust loaned the proceeds of this offering to the Corporation and received in exchange $5.0 million of the Corporation's subordinated debentures. The subordinate debentures are redeemable in whole or part, prior to maturity but after January 23, 2009. The floating interest rate on the subordinate debentures is three-month LIBOR plus 2.85% and reprices quarterly. The rate at June 30, 2004 was 4.02 %.

On December 18, 2001 Center Bancorp Statutory Trust I, a statutory business trust and wholly-owned subsidiary of Center Bancorp, Inc issued $10.0 million of floating rate capital trust pass through securities to investors due on December 18, 2031. The capital securities have preference over the common securities issued by the trust with respect to liquidation and other distributions and qualify as Tier 1 capital. The subordinated debentures are redeemable in whole or part, prior to maturity but after December 18, 2006. The floating interest rate on the subordinated debentures is three-month LIBOR plus 3.60% and reprices quarterly. The rate at June 30, 2004 was 5.13 %.

The additional capital raised with respect to the issuance of the above-mentioned securities was used to bolster the Corporation's capital and for general corporate purposes, including capital contributions to Union Center National Bank.

For information regarding certain developments that could impact the treatment of the Corporation's subordinated debentures for regulatory capital purposes, see "Recent Accounting Pronouncements - Consolidation of variable - interest entities."

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

      The primary market risk faced by the Corporation is interest rate risk. The Corporation's Asset/Liability Committee ("ALCO") monitors the changes in the movement of funds and rate and volume trends to enable appropriate management responses to changing market and rate conditions.

      The Corporation's income simulation model analyzes interest rate sensitivity by projecting net interest income over the next 24 months in a flat rate scenario versus net interest in alternative interest rate scenarios. Management reviews and refines its interest rate risk management process in response to the changing economic climate. The low level of interest rates in recent periods necessitated a modification of the Corporation's standard rate scenario of a shock down 200 basis points over 12 months to down 100 basis points over a 12-month period.

      Based on the results of the interest simulation model as of June 30, 2004, and assuming that management does not take action to alter the outcome, the Corporation would expect an increase of 2.38 percent in net interest income if interest rates decreased 100 basis points from the current rates in an immediate and parallel shock over a 12-month period. In a rising rate environment, based on the results of the model as of June 30, 2004, the Corporation would expect a decrease of 6.58% percent in net interest income if interest rates increased by 200 basis points from current rates in an immediate shock over a twelve month period.

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

ITEM 4 - CONTROLS AND PROCEDURES

(A) Disclosure controls and procedures. As of the end of the Corporation's most recently completed fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) covered by this report, the Corporation carried out an evaluation, with the participation of the Corporation's management, including the Corporation's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Corporation's disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-15. Based upon that evaluation, the Corporation's Chief Executive Officer and Chief Financial Officer concluded that the Corporation's disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Corporation in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

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

ITEM 2-CHANGES IN SECURITIES AND USE OF PROCEEDS

None

ITEM 3-DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4-SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

For information regarding the Corporation's 2004 annual meeting of shareholders, see the Corporation's quarterly Report on FORM 10-Q for the quarter ended March 31, 2004.

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

B)       REPORTS ON FORM 8-K

         None (Other than a current report "submitted" but not "filed").

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf, by the undersigned, thereunto duly authorized.

                                                  CENTER BANCORP, INC.

DATE: August 9, 2004                              /s/: Anthony C. Weagley
                                                  -----------------------
                                                  Anthony C. Weagley, Treasurer
                                                  (Chief Financial Officer)