Form 10-Q/A
period 2003-09-30
CENTER BANCORP INC
filed 2004-08-10
CIK 712771

UNITED STATES SECURITIES & EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-Q/A-1
                           (amending Item 3 of Part I)

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

Introductory Note: Item 3 of Part I of this Quarterly Report is amended to reduce the amount of the percentage decrease in net interest income referred to in the third paragraph below:

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

      Based on the results of the interest simulation model as of June 30, 2004, and assuming that management does not take action to alter the outcome, the Corporation would expect an increase of 1.81 percent in net interest income if interest rates decreased 100 basis points from the current rates in an immediate and parallel shock over a 12-month period. In a rising rate environment, based on the results of the model as of June 30, 2004, the Corporation would expect a decrease of 4.91% percent in net interest income if interest rates increased by 200 basis points from current rates in an immediate shock over a twelve month period.

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

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf, by the undersigned, thereunto duly authorized.

                                             CENTER BANCORP, INC.

DATE:    August 10, 2004                     /s/ Anthony C. Weagley
                                             -----------------------------
                                             Anthony C. Weagley, Treasurer
                                             (Chief Financial Officer)