Form 10-Q/A
period 2003-09-30
CENTER BANCORP INC
filed 2004-08-19
CIK 712771

UNITED STATES SECURITIES & EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-Q/A-2

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

INTRODUCTORY NOTE: ITEM 3 OF PART I OF THIS QUARTERLY REPORT WAS AMENDED IN AMENDMENT NO. 1 TO REDUCE THE AMOUNT OF A PERCENTAGE DECREASE IN NET INTEREST INCOME. THAT MODIFICATION IS REPEATED BELOW. THIS AMENDMENT NO. 2 IS FILED IN ORDER TO INCLUDE THE CERTIFICATIONS CONTEMPLATED BY SECTIONS 302 AND 906 OF THE SARBANES-OXLEY ACT OF 2002.


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

                                            CENTER BANCORP, INC.

DATE:   August 19, 2004                     /s/ Anthony C. Weagley
                                            -----------------------------
                                            Anthony C. Weagley, Treasurer
                                            (Chief Financial Officer)