Form 10-K/A
period 2003-12-31
CENTER BANCORP INC
filed 2004-09-22
CIK 712771

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549
                                   FORM 10-K/A

                                   (Mark One)
  |X| Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
            Act of 1934 for the fiscal year ended December 31, 2003.

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

                              New Jersey 52-1273725
               --------------------------------------------------
                  (State or other jurisdiction of (IRS Employer
               incorporation or organization) identification No.)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| or No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation 5-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to the Form 10-K. |_|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes |X| No |_|

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold or the average bid and ask price of such common equity, as of the last business day of the registrants most recently completed second fiscal quarter - $122.1 million

Shares outstanding on February 27, 2004 Common stock, no par value: 8,525,967 shares

Documents Incorporated by reference Definitive proxy statement dated March 19, 2004 in connection with the 2004 Annual Stockholders Meeting filed with the Commission pursuant to Regulation 14A will be incorporated by reference in Part III

Annual Report to Stockholders for the fiscal year ended December 31, 2003 will be incorporated by reference in Part I and Part II

INTRODUCTORY NOTE: THIS AMENDMENT NO. 1 IS FILED SOLELY IN ORDER TO AMEND
EXHIBIT 21.1 TO LIST CERTAIN ADDITIONAL SUBSIDIARIES. PURSUANT TO APPLICABLE INSTRUCTIONS, WE HAVE ALSO REPRINTED ITEM 15 AND INCLUDED THE CERTIFICATIONS CONTEMPLATED BY SECTIONS 302 AND 906 OF THE SARBANES-OXLEY ACT OF 2002.

Item 15 -Exhibits, Financial Statement Schedules, and Reports on Form 8 -K (Asterisked items filed with this Amendment No. 1)

A.1                                                                             Pages in 2003
                                                                                Annual Report
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

      14.1 Code of Ethics

      21.1 Subsidiaries of the Registrant*

      23.1 Consent of KPMG LLP

      31.1 Personal certification of the chief executive officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002*

      31.2 Personal certification of the chief financial officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002*

      32.1 Personal certification of the chief financial officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002*

      32.2 Personal certification of the chief financial officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002*

      99.1 Code of conduct

B.    Reports on Form 8-K

Current Report dated October 23, 2003, submitted to the SEC, disclosing (under Items 7 and 12) a press release regarding third quarter earnings.

Current Report dated December 22, 2003, filed with the SEC, disclosing (under Items 5 and 7) a press release regarding the offering of the trust preferred securities.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Center Bancorp Inc. has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       CENTER BANCORP, INC.


                                       /s/ JOHN J. DAVIS
                                       -----------------

                                       John J. Davis
                                       President and Chief Executive Officer

Dated September 22, 2004