Form 10-Q/A
period 2004-06-30
CENTER BANCORP INC
filed 2004-09-23
CIK 712771

UNITED STATES SECURITIES & EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q/A

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

Introductory Note: The Registrant intended to file two amendments to its Quarterly Report for the quarter ended June 30, 2004. The first amendment, to
Item 3 of Part I, disclosed a reduction in the amount of a percentage decrease in net interest income. The second amendment included the certifications contemplated by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The cover page of the amendments incorrectly referred to the report for the quarter ended September 30, 2003. This filing corrects the cover page, repeats the Item 3 disclosure and contains similar certifications. No modification of the Quarterly Report for the quarter ended September 30, 2003 was intended.


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

ITEM 6- EXHIBITS AND REPORTS ON FORM 8-K

A)       EXHIBITS:

            31.1 Certification of the Chief Executive Officer under section 302 of the Sarbanes-Oxley Act of 2002.

            31.2 Certification of the Chief Financial Officer under section 302 of the Sarbanes- Oxley Act of 2002.

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

                                             CENTER BANCORP, INC.
DATE:       September 23, 2004               /s/ Anthony C. Weagley
                                             ----------------------------------
                                             Anthony C. Weagley, Treasurer
                                             (Chief Financial Officer)