Form 10-Q
period 2004-09-30
CENTER BANCORP INC
filed 2004-11-09
CIK 712771

UNITED STATES OF AMERICA SECURITIES & EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2004

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

                           Yes|X|                             No|_|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-12 of the Exchange Act).

                           Yes|X|                             No|_|

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

COMMON STOCK, NO PAR VALUE:                              9,910,562
--------------------------------------------------------------------------------
(Title of Class)                               (Outstanding at October 31, 2004)

                              CENTER BANCORP, INC.

                               INDEX TO FORM 10-Q

PART I.  FINANCIAL INFORMATION                                                                         PAGE

         Item 1.           Financial Statements
                           Consolidated Statements of Condition
                           September 30, 2004 (unaudited), and December 31, 2003 (audited)                4

                           Consolidated Statements of Income for the
                           Three and Nine months ended September 30, 2004 and 2003 (unaudited)            5

                           Consolidated Statements of Cash Flows for the
                           Nine months ended September 30, 2004 and 2003 (unaudited)                      6

                           Notes to Consolidated Financial Statements                                     7-9

         Item 2.           Management's Discussion and Analysis of
                           Financial Condition and Results of Operations                                  9-25

         Item 3.           Qualitative and Quantitative Disclosures about Market Risks                    26

         Item 4.           Controls and Procedures                                                        26-27

PART II.                  OTHER INFORMATION

         Item 1.           Legal Proceedings                                                              28

         Item 2.           Unregistered Sales of Equity Securities and
                           Use of Proceeds                                                                28

         Item 3.           Defaults Upon Senior Securities                                                28

         Item 4.           Submission of Matters to Vote of
                           Security Holders                                                               28

         Item 5.           Other Information                                                              28

         Item 6.           Exhibits and Reports on Form 8-K                                               28

                           Signatures                                                                     29

                           Certifications                                                                 30-33

                          PART I- FINANCIAL INFORMATION

The following unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and accordingly do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, in the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2004 or for any other interim period. The Center Bancorp Inc. 2003 annual report on Form 10-K should be read in conjunction with these statements.

PART 1 - FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF CONDITION

                                                                               SEPTEMBER 30,   DECEMBER 31,
---------------------------------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)                                                             2004            2003
---------------------------------------------------------------------------------------------------------
                                                                                (UNAUDITED)
ASSETS
Cash and due from banks                                                          $  17,257      $  16,509
Investment securities held to maturity (approximate market
    value of $132,035 in 2004 and $159,989 in 2003)                                127,899        155,149
Investment securities available-for-sale                                           364,623        364,085
---------------------------------------------------------------------------------------------------------
   Total investment securities                                                     492,522        519,234
Loans, net of unearned income                                                      379,097        349,525
Less-Allowance for loan losses                                                       3,644          3,002
---------------------------------------------------------------------------------------------------------
   Net loans                                                                       375,453        346,523
Premises and equipment, net                                                         16,933         15,610
Accrued interest receivable                                                          4,943          4,485
Bank owned separate account life insurance                                          17,660         14,614
Other assets                                                                         4,106          2,758
Goodwill                                                                             2,091          2,091
---------------------------------------------------------------------------------------------------------
   Total assets                                                                  $ 930,965      $ 921,824
=========================================================================================================

LIABILITIES

  Deposits:
  Non-interest bearing                                                           $ 124,746      $ 120,526
  Interest bearing:
   Certificates of deposit $100,000 and over                                        91,354         58,245
   Savings and time deposits                                                       392,849        454,150
---------------------------------------------------------------------------------------------------------
 Total deposits                                                                    608,949        632,921
Federal funds purchased and securities sold under agreements to
 repurchase                                                                        132,360         99,724
Federal Home Loan Bank advances                                                    100,000        115,000
Subordinated debentures                                                             15,000         15,000
Accounts payable and accrued liabilities                                             6,943          4,999
---------------------------------------------------------------------------------------------------------
Total liabilities                                                                  863,252        867,644
---------------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY

PREFERRED STOCK, NO PAR VALUE, Authorized 5,000,000 shares; None Issued                  0              0
COMMON STOCK, NO PAR VALUE: Authorized 20,000,000 shares; issued
10,919,418 and 10,003,580  shares in 2004 and 2003,                                 30,326         19,405
respectively
Additional paid in capital                                                           4,524          4,677
Retained earnings                                                                   35,900         33,268
Treasury stock at cost (1,009,055  and 1,059,138 shares in 2004 and
    2003 respectively)                                                              (3,783)        (3,978)
Restricted stock                                                                         0            (14)
Accumulated other comprehensive income                                                 746            822
---------------------------------------------------------------------------------------------------------
 Total stockholders' equity                                                         67,713         54,180
---------------------------------------------------------------------------------------------------------
 Total liabilities and stockholders' equity                                      $ 930,965      $ 921,824
=========================================================================================================

All per common share amounts have been adjusted retroactively for common stock splits and common stock dividends impacting the periods presented.

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF INCOME

                                                        THREE MONTHS ENDED        NINE MONTHS ENDED
 (Unaudited)                                                SEPTEMBER 30,            SEPTEMBER 30,
---------------------------------------------------------------------------------------------------------
(IN THOUSANDS, EXCEPT PER SHARE DATA)                      2004         2003        2004         2003
---------------------------------------------------------------------------------------------------------
INTEREST INCOME:
Interest and fees on loans                               $4,705       $3,840     $13,571      $10,948
Interest and dividends on investment securities:
Taxable interest income                                   4,167        3,063      12,267       13,186
Non-taxable interest income                                 925          880       2,658        1,867
Dividends                                                   324          369         927          665
---------------------------------------------------------------------------------------------------------
Total interest income                                    10,121        8,152      29,423       26,666
---------------------------------------------------------------------------------------------------------
INTEREST EXPENSE:
Interest on certificates of deposit $100,000 and            345          117         538          355
over
Interest on other deposits                                1,490        1,570       4,692        5,033
Interest on borrowings                                    1,696        1,424       4,721        4,165
---------------------------------------------------------------------------------------------------------
Total interest expense                                    3,531        3,111       9,951        9,553
---------------------------------------------------------------------------------------------------------
Net interest income                                       6,590        5,041      19,472       17,113
Provision for loan losses                                   205          103         615          262
---------------------------------------------------------------------------------------------------------

Net interest income after provision for loan losses       6,385        4,938      18,857       16,851
---------------------------------------------------------------------------------------------------------
OTHER INCOME:
Service charges, commissions and fees                       513          401       1,471        1,239
Other income                                                133          173         344          420
Annuity & Insurance                                           5            0          25            0
Bank Owned Life Insurance                                   188          268         546          627
Gain (Loss) on securities sold                                0         (17)         157          220
---------------------------------------------------------------------------------------------------------
TOTAL OTHER INCOME                                          839          825       2,543        2,506
---------------------------------------------------------------------------------------------------------
Other expense:
Salaries and employee benefits                            2,685        2,507       7,963        7,834
Occupancy, net                                              455          393       1,477        1,365
Premises and equipment                                      457          384       1,377        1,278
Stationery and printing                                     127          131         423          436
Marketing and advertising                                   112          120         408          409
Other                                                       914          880       2,997        2,439
---------------------------------------------------------------------------------------------------------
TOTAL OTHER EXPENSE                                       4,750        4,415      14,645       13,761
---------------------------------------------------------------------------------------------------------
Income before income tax expense                          2,474        1,348       6,755        5,596
Income tax expense (benefit)                                457        (167)       1,232          888
---------------------------------------------------------------------------------------------------------
Net income                                               $2,017       $1,515      $5,523       $4,708
=========================================================================================================
EARNINGS PER SHARE: (Note 4)
Basic                                                     $0.22       $0. 17       $0.61        $0.53
Diluted                                                   $0.22       $0. 17       $0.61        $0.52
Weighted average common shares outstanding:
Basic                                                 9,033,839    8,904,684   8,986,150    8,885,462
Diluted                                               9,076,188    8,999,418   9,045,639    8,979,165
==========================================================================================================

All per common share amounts have been adjusted retroactively for common stock splits and common stock dividends impacting the periods presented.

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF CASH FLOW

                                                                                             NINE MONTHS ENDED
(Unaudited)                                                                                    SEPTEMBER 30,
---------------------------------------------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)                                                                     2004                 2003
---------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                                                                $   5,523         $   4,708
Adjustments to reconcile net income to net cash
Provided by operating activities:
Depreciation and amortization                                                                 1,140             1,272
Provision for loan losses                                                                       615               262
Gain on sales of investment securities available for sale                                      (157)             (220)
Increase in accrued interest receivable                                                        (458)             (513)
(Increase)/decrease in other assets                                                          (1,348)              454
Increase in Cash Surrender Value of Bank Owned Life Insurance                                  (546)             (300)
Increase/(decrease) in other liabilities                                                      1,944            (2,046)
Amortization of premium and accretion of discount on
investment securities, net                                                                      655             5,482
---------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                     7,368             9,099
---------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of securities available for sale                                    66,491           194,878
Proceeds from redemption of FRB & FHLB stock                                                  3,250                 0
Proceeds from maturities of securities held-to-maturity                                      30,029           124,908
Proceeds from sales of securities available-for-sale                                         34,501           104,923
Purchase of securities available-for-sale                                                  (101,540)         (303,399)
Purchase of securities held-to-maturity                                                      (3,218)          (77,584)
Purchase of FRB and FHLB stock                                                               (3,920)           (3,340)
Net increase in loans                                                                       (29,545)          (79,583)
Bank owned life insurance                                                                    (2,500)                0
Property and equipment expenditures, net                                                     (2,463)           (1,797)
---------------------------------------------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                                                        (8,915)          (40,994)
---------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) in deposits                                                                  (23,972)          (36,334)
Dividends paid                                                                               (2,346)           (2,248)
Proceeds from issuance of common stock                                                       10,977               837
Net increase in borrowings                                                                   17,636            71,764
---------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                                     2,295            34,019
---------------------------------------------------------------------------------------------------------------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                                       748             2,124
---------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at beginning of period                                          $  16,509         $  23,220
Cash and cash equivalents at end of period                                                $  17,257         $  25,344

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
---------------------------------------------------------------------------------------------------------------------
Interest paid on deposits and short-term borrowings                                       $   9,801         $   9,203
Income Taxes                                                                              $   1,297         $     861
---------------------------------------------------------------------------------------------------------------------

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

BASIS OF FINANCIAL STATEMENT PRESENTATION AND USE OF ESTIMATES

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

 In the opinion of Management, all adjustments necessary for a fair presentation of the Corporation's financial condition and results of operations for the interim periods have been made. Such adjustments are of a normal recurring nature. Certain reclassifications have been made for 2003 to conform to the classifications presented in 2004. Results for the period ended September 30, 2004 are not necessarily indicative of results for any other interim period or for the entire fiscal year. Reference is made to the Corporation's Annual Report on Form 10-K for the year ended December 31, 2003 for information regarding accounting principles.

STOCK BASED COMPENSATION

The following table illustrates the effect on net income and earnings per share if the Corporation had applied the fair value recognition provisions of FASB Statement No. 123, accounting for Stock-Based Compensation, to our stock option plans.

                                                                        THREE MONTHS                     NINE MONTHS
                                                                      ENDED SEPTEMBER 30,             ENDED SEPTEMBER 30,
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                             2004            2003            2004            2003
------------------------------------------------------------------------------------------------------------------------------
Net income, as reported                                         $   2,017        $   1,515        $   5,523        $   4,708
------------------------------------------------------------------------------------------------------------------------------
Add: compensation expense recognized for restricted stock
     award, net of related tax effect                                   0                0                9                9
Deduct: Total Stock-based employee compensation
     expense determined under fair value based method
     all awards, net of related tax effects                            27               11               73               42
-------------------------------------------------------------------------------------------------------------------------------
Pro forma net income                                            $   1,990        $   1,504        $   5,459        $   4,675
-------------------------------------------------------------------------------------------------------------------------------
Earnings per share:
Basic - as reported                                             $       0.22     $       0.17     $       0.61     $       0.53
-------------------------------------------------------------------------------------------------------------------------------
Basic - pro forma                                               $       0.22     $       0.17     $       0.61     $       0.53
-------------------------------------------------------------------------------------------------------------------------------
Diluted - as reported                                           $       0.22     $       0.17     $       0.61     $       0.52
-------------------------------------------------------------------------------------------------------------------------------
Diluted - pro forma                                             $       0.22     $       0.17     $       0.60     $       0.52
===============================================================================================================================

All common stock and per share amounts have been restated to reflect the 5% common stock dividend declared April 20, 2004, to common stockholders of record May 18, 2004 and distributed on June 1, 2004.

NOTE 2 - RECENT ACCOUNTING PRONOUNCEMENTS

OTHER-THAN-TEMPORARY IMPAIRMENT

In March 2004, the Emerging Issues Task Force ("EITF"), a standard setting body working under the auspices of the Financial Accounting Standards Board ("FASB"), revised ETIF No.03-01, "The Meaning of Other than temporary Impairment and its Application to Certain Investments." In the revised guidance the EITF reached a consensus regarding the model to be used in determining whether an investment is other-than-temporarily impaired, and the required disclosures about unrealized losses on available-for-sale debt and equity securities. The other-than-temporary impairment accounting guidance would have been effective for reporting periods beginning after June 15, 2004; the disclosure requirements for annual reporting periods ending after June 15, 2004. In September, FASB approved to delay the requirement to record impairment losses under EITF 03-1 and is expected to issue final guidance by December 31, 2004. Management is currently evaluating the effect of this guidance on the Corporation's consolidated financial statements and results of operations.

NOTE 3 - COMPREHENSIVE INCOME (LOSS)

Total comprehensive income (loss) includes all changes in equity during a period from transactions and other events and circumstances from non-owner sources. The Bank's other comprehensive income (loss) is comprised of unrealized holding gains and losses on securities available-for-sale.

                                                             THREE MONTHS                     NINE MONTHS
                                                            ENDED SEPTEMBER 30,             ENDED SEPTEMBER 30,
-----------------------------------------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)                                     2004            2003            2004            2003
-----------------------------------------------------------------------------------------------------------------
 Net Income                                               $ 2,017        $ 1,515         $ 5,523         $ 4,708
 OTHER COMPREHENSIVE INCOME
 Unrealized holding gains/(losses)
  arising during the period, net of                         5,428         (5,486)            (76)         (2,822)
  taxes
 Less reclassification adjustment for
(gains)/losses
     included in net income (net of taxes)                      0             11            (104)           (145)
-----------------------------------------------------------------------------------------------------------------
 Other total comprehensive income (loss)                    5,428           (180)         (2,967)
                                                                                                          (5,497)
-----------------------------------------------------------------------------------------------------------------
 Total comprehensive income (loss)                        $ 7,445        $(3,982)        $ 5,343         $ 1,741
=================================================================================================================

NOTE 4 - EARNINGS PER SHARE RECONCILEMENT

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

Earnings per common share have been computed based on the following:

                                                                    THREE MONTHS                 NINE MONTHS
                                                                 ENDED SEPTEMBER 30,          ENDED SEPTEMBER 30,
----------------------------------------------------------------------------------------------------------------
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                          2004          2003          2004          2003
----------------------------------------------------------------------------------------------------------------
Net income                                                      $2,017        $1,515        $5,523        $4,708
----------------------------------------------------------------------------------------------------------------
Average number of common shares outstanding                      9,034         8,905         8,986         8,885
Effect of dilutive options                                          42            94            59            91
Effect of restricted stock awards                                    0             0             1             3
----------------------------------------------------------------------------------------------------------------
Average number of common shares outstanding used to
    calculate diluted earnings per common share                  9,076         8,999         9,046         8,979
----------------------------------------------------------------------------------------------------------------
Net income per share:
Basic                                                           $  .22        $  .17        $  .61        $  .53
Diluted                                                         $  .22        $  .17        $  .61        $  .52
================================================================================================================

All common stock and per share amounts have been restated to reflect the 5% common stock dividend declared April 20, 2004, to common stockholders of record May 18, 2004 and distributed on June 1, 2004.

NOTE 5 - COMPONENTS OF NET PERIOD BENEFIT COST

                                                             NINE MONTHS ENDED SEPTEMBER 30,
                                                    PENSION BENEFIT    OTHER POSTRETIREMENT BENEFITS
-----------------------------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)                                2004         2003          2004         2003
-----------------------------------------------------------------------------------------------------
Service Cost                                        $ 509         $ 450         $  33        $  57
Interest Cost                                         372           318            48           60
Expected return on plan assets                       (333)         (288)            0            0
Amortization of prior service cost                      3             3             9            9
Amortization of the net loss                           33            18            30           87
-----------------------------------------------------------------------------------------------------
Net periodic benefit cost                           $ 584         $ 501         $ 120        $ 213
=====================================================================================================

CONTRIBUTIONS
The Corporation previously disclosed in its financial statements for the year ended December 31, 2003, that it expected to contribute $760,000 to its Pension Trust in 2004. As of September 30, 2004, $550,000 of contributions has been made. The Company presently does not anticipate increasing its total contributions for the year to fund its pension plan obligations in 2004.

NOTE 6 - VARIABLE INTEREST ENTITIES

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

In July 2003, the Board of Governors of the Federal Reserve System instructed bank holding companies to continue to include trust preferred securities in their Tier 1 capital for regulatory capital purposes until notice is given to the contrary. There can be no assurance that the Federal Reserve will continue to allow institutions to include trust preferred securities in Tier 1 capital for regulatory capital purposes. As of September 30, 2004, assuming the Corporation was not allowed to include the $15 million in subordinated debentures in Tier 1 capital, the Corporation had a Tier 1 capital ratio of 6.95% and a total risk based capital ratio of 13.30%.

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

In management's opinion, some areas of accounting are likely to have a more significant effect than others on the Corporation's financial results and expose those results to potentially greater volatility. This is because they apply to areas of relatively greater business importance and/or require management to exercise judgment in making assumptions and estimates that affect amounts reported in the financial statements. Because these assumptions and estimates are based on current circumstances, they may change over time or prove to be inaccurate based on actual experience. For the Corporation, the accounting issues that are most directly impacted by the use of assumptions and estimates is the accounting for the allowance for loan losses. The Corporation's accounting policies related to this issue are discussed in Note 1 of the Corporation's Consolidated Financial Statements included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2003 and further described on page 17 of this Quarterly Report on Form 10-Q under "Allowance for Loan Losses and Related Provision." See also "Estimates of Fair Value" set forth on page 22 of this Quarterly Report on Form 10-Q.

EARNINGS ANALYSIS

Net income for three-months ended September 30, 2004 amounted to $2.017 million compared to $1.515 million earned for the comparable three-month period ended September 30, 2003. On a fully diluted per share basis, earnings increased to $.22 per fully diluted share as compared with $.17 per fully diluted share for the three months ended September 30, 2003. All common stock per share amounts have been restated to reflect all previously declared and paid common stock splits and common stock dividends. The annualized return on average assets increased to .86 percent compared with .68 percent for the comparable three-month period in 2003. The annualized return on average stockholders' equity was 14.88 percent for the three-month period ended September 30, 2004 as compared to 11.67 percent for the three-months ended September 30, 2003. Earnings performance for the third quarter of 2004 primarily reflects a higher level of net interest income, net of the provision for loan losses, offset in part by increased non-interest expense.

Net income for the nine-months ended September 30, 2004 amounted to $5.523 million compared to $4.708 million earned for the comparable nine-month period ended September 30, 2003. On a fully diluted per share basis, earnings increased to $.61 per share as compared with $.52 per fully diluted share for the nine months ended September 30, 2003. All common stock per share amounts have been restated to reflect all previously declared and paid common stock splits and common stock dividends. The annualized return on average assets increased to .80 percent compared with .73 percent for the comparable nine month period in 2003. The annualized return on average stockholders' equity was 13.52 percent for the nine month period ended September 30, 2004 as compared to 12.05 percent for the nine months ended September 30, 2003. Earnings performance for the first nine months of 2004 primarily reflects a higher level of net interest income, net of the provision for loan losses, offset in part by increased non-interest expense.

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

NET INTEREST INCOME
(DOLLARS IN THOUSANDS)                         THREE MONTHS ENDED                             NINE MONTHS ENDED
                                                 SEPTEMBER 30,                                  SEPTEMBER 30,
                                                                    PERCENT                                           PERCENT
                                    2004             2003           CHANGE            2004             2003            CHANGE
--------------------------------------------------------------------------------------------------------------------------------
Interest income:
Investments                      $  5,893         $  4,765            23.67         $ 17,221         $ 16,680             3.24
Loans, including fees               4,705            3,840            22.53           13,571           10,948            23.96
--------------------------------------------------------------------------------------------------------------------------------
Total interest income              10,598            8,605            23.16           30,792           27,628            11.45
--------------------------------------------------------------------------------------------------------------------------------
Interest expense:
Certificates $100,000 or more         345              117           194.87              538              355            51.55
Deposits                            1,490            1,570            (5.10)           4,692            5,033            (6.78)
Borrowings                          1,503            1,304            15.26            4,186            3,798            10.22
Subordinated Debentures               193              120            60.83              535              367            45.78
--------------------------------------------------------------------------------------------------------------------------------
Total interest expense              3,531            3,111            13.50            9,951            9,553             4.17
--------------------------------------------------------------------------------------------------------------------------------
Net interest income on a fully
tax-equivalent basis                7,067            5,494            28.63           20,841           18,075            15.30

--------------------------------------------------------------------------------------------------------------------------------
Tax-equivalent adjustment            (477)            (453)            5.30           (1,369)            (962)           42.31
--------------------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME *            $  6,590         $  5,041            30.73         $ 19,472         $ 17,113            13.78
================================================================================================================================

* BEFORE THE PROVISION FOR LOAN LOSSES.
NOTE: THE TAX-EQUIVALENT ADJUSTMENT WAS COMPUTED BASED ON AN ASSUMED STATUTORY FEDERAL INCOME TAX RATE OF 34 PERCENT. ADJUSTMENTS WERE MADE FOR INTEREST EARNED ON SECURITIES OF STATE AND POLITICAL SUBDIVISIONS.

For the three-month period ended September 30, 2004 interest income on a tax-equivalent basis increased by $2.0 million or 23.16 percent over the comparable three-month period in 2003. This increase primarily reflects an increase in average earning assets. The Corporation's loan portfolio increased on average $81.8 million to $370.6 million from $288.8 million in the same quarter in 2003, primarily driven by growth in commercial loans and residential mortgages. The loan portfolio represented approximately 42.4 percent of the Corporation's interest earning-assets (on average) during the third quarter of 2004 and 35.1 percent in the same quarter in 2003. Average investment volume decreased during the period by $30.9 million on average compared to 2003. The growth in loan volume was funded primarily through cash flow from the Corporation's investment portfolio.

For the nine-month period ended September 30, 2004 interest income on a tax-equivalent basis increased by $3.2 million or 11.45 percent over the comparable nine-month period in 2003. This increase primarily reflects an increase in the level and mix of average earning assets. The Corporation's loan portfolio increased on average $101.9 million to $360.0 million from $258.1 million in the same period in 2003, primarily driven by growth in commercial loans and commercial and residential mortgages. The loan portfolio represented approximately 41.7 percent of the Corporation's interest earning assets (on average) during the first nine months of 2004 and 32.2 percent in the same period in 2003. Average investment volume decreased during the period by $40.9 million compared to 2003. The growth in loan volume was funded primarily through cash flow from the Corporation's investment portfolio.

Net interest income on a fully tax-equivalent basis increased $1.6 million or
28.63 percent to approximately $7.1 million for the three-months ended September 30, 2004, from $5.5 million for the comparable period in 2003. For the three months ended September 30, 2004, the net interest margin increased 56 basis points to 3.23 percent from 2.67 percent due primarily to an increase in the yield on earning-assets coupled with the increased volume of loans. For the three-months ended September 30, 2004, the average cost of interest-bearing liabilities increased by 13 basis points while the average yield on interest earning-assets increased by 67 basis points, which resulted in an improvement in the Corporation's net interest margins.

Net interest income on a fully tax-equivalent basis increased $2.8 million or
15.30 percent to approximately $20.841 million for the nine-months ended September 30, 2004, from approximately $18.1 million for the comparable period in 2003. For the nine months ended September 30, 2004, the net interest margin increased 22 basis points to 3.22 percent FROM 3.00 percent due primarily to the increased volume of loans and a decline in the cost of total interest bearing liabilities. For the nine months ended September 30, 2004, a decrease in the average cost of interest-earning liabilities of 5 basis points and an increase in the average yield of interest-earning assets of 16 basis points resulted in an improvement in the Corporation's net interest margins.

The factors underlying the year-to-year changes in net interest income are reflected in the tables appearing on pages 13,14 and 15, each of which has been presented on a tax-equivalent basis (assuming a 34 percent tax rates). The tables on pages 14 and 15 (Average Statements of Condition Sheet with Interest and Average Rates) shows the Corporation's consolidated average balance of assets, liabilities, and stockholders' equity, the amount of income produced from interest-earning assets and the amount of expense resulting from interest-bearing liabilities and interest income as a percentage of average interest-earning assets, for the three and nine month periods ended September 30, 2004 and 2003. The table presented on page 14 (Analysis of Variance in Net Interest Income Due to Volume and Rates) quantifies the impact on net interest income resulting from changes in average balances and average rates over the periods presented; any change in interest income or expense attributable to both changes in volume and changes in rate has been allocated in proportion to the relationship of the absolute dollar amount of change in each category.

For the three-months ended September 30, 2004, the Corporation's net interest spread on a tax-equivalent basis increased by 54 basis points to 2.96 percent from 2.42 percent for the three months ended September 30, 2003. The increase in spreads was due primarily to a decline in exceptionally high levels of prepayments and resultant premium amortization on the taxable investment portfolio and prepayments on the loan portfolios as a result of the lower interest rate environment in 2003 as compared to 2004. To a lesser extent, the steepening of the yield curve and bias toward a higher Federal funds target rate by the Federal Reserve Bank also affected the spread for the period. The rate was raised on June 30, August 10 and September 21, 2004 from 1.00% to 1.75%. Cash flow from earning assets was invested at higher rates, while the cost of funds continued to remain stable.

For the nine months ended September 30, 2004, the Corporation's net interest spread on a tax-equivalent basis increased by 21 basis points to 2.95 percent from 2.74 percent for the nine months ended September 30, 2003. The increase in spreads was due primarily to a decline in exceptionally high levels of prepayments and resultant premium amortization on the taxable investment portfolio and prepayments on the loan portfolios as a result of the lower interest rate environment in 2003 as compared to 2004. To a lesser extent, the steepening of the yield curve and bias toward a higher Federal funds target rate by the Federal Reserve Bank also affected the spread for the period. In June 2004, the Federal Reserve Bank began a series of increases in the benchmark funds rate, increasing it for the third time on September 21, 2004 to 1.75%. Cash flow from earning assets was invested at higher rates, while the cost of funds continued to remain stable. The protracted lower interest rate environment that has prevailed throughout much of 2004 had a dampening effect on interest margins.

The Federal Reserve Open Market Committee increased the Federal funds rate by 25 basis points on September 21, following increases of 25 basis points at each of the last Federal Open Market Committee meetings on June 30, and August 10, 2004. This marked the third time in 45 months since the Fed had raised interest rates following a protracted low interest rate environment and a period during which it had lowered interest rates thirteen times, most recently prior to June 30 on June 25, 2003, (a 45-year low of 1.00 percent). The yield on interest-earning assets for the three months ended September 30, 2004 increased to 4.85 percent from 4.18 percent in 2003, a change of 67 basis points. The total cost of interest-bearing liabilities increased to 1.89 percent, a change of 13 basis points, for the three months ended September 30, 2004 from 1.76 percent for the three months ended September 30, 2003.

For the nine months ended September 30, 2004, the Corporation's yield on interest-earning assets increased to 4.75 percent from 4.59 percent in 2003, a change of 16 basis points. This change was partially offset by lower rates paid for interest-bearing liabilities coupled with a change in the mix of interest-bearing liabilities. The total cost of interest-bearing liabilities decreased to 1.80 percent, a change of 5 basis points, for the nine months ended September 30, 2004 from 1.85 percent for the nine months ended September 30, 2003.

For both the three and nine month periods this trend is primarily due to the decrease in rates paid on certain interest-bearing liabilities.

The following table, "Analysis of Variance in Net Interest Income due to Volume and Rates", analyzes net interest income by segregating the volume and rate components of various interest-earning assets and liabilities and the changes in the rates earned and paid by the Corporation.

ANALYSIS OF VARIANCE IN NET INTEREST INCOME DUE TO VOLUME AND RATES

(TAX EQUIVALENT BASIS)
                                                    THREE MONTHS ENDED 9/30/04                  NINE MONTHS ENDED 9/30/04
                                                  2004/2003 INCREASE (DECREASE)                2004/2003 INCREASE (DECREASE)
                                                      DUE TO CHANGE IN:                             DUE TO CHANGE IN:
                                                      -----------------                             -----------------
------------------------------------------------------------------------------------------------------------------------------------
                                          AVERAGE          AVERAGE            NET           AVERAGE        AVERAGE            NET
 (DOLLARS IN THOUSANDS)                    VOLUME           RATE            CHANGE          VOLUME           RATE           CHANGE
------------------------------------------------------------------------------------------------------------------------------------
Interest-earning assets:
Investment securities:
Taxable                                $    (241)      $   1,300         $   1,059       $  (2,122)      $   1,465       $    (657)
Non-Taxable                                  (26)             95                69           1,245             (47)          1,198
Loans, net of unearned discounts           1,045            (180)              865           3,948          (1,325)          2,623
------------------------------------------------------------------------------------------------------------------------------------
   Total interest-earning assets             778           1,215             1,993           3,071              93           3,164
Interest-bearing liabilities:
Money market deposits                          1              20                21              34             (85)            (51)
Savings deposits                             (42)            (46)              (88)           (121)           (314)           (435)
Time deposits                                265             (90)              175             409             (88)            321
Other interest-bearing deposits                6              34                40              19             (12)              7
Subordinated Debentures                       64               9                73             179             (11)            168
Short-term Borrowings                         13             186               199             482             (94)            388
------------------------------------------------------------------------------------------------------------------------------------
   Total interest-bearing liabilities        307             113               420           1,002            (604)            398
------------------------------------------------------------------------------------------------------------------------------------
Change in net interest income          $     471       $   1,102         $   1,573       $   2,069       $     697       $   2,766
====================================================================================================================================

The following table, "Average Balance Sheet with Interest and Average Rates", presents for the nine months ended September 30, 2004 and 2003 the Corporation's average assets, liabilities and stockholders' equity. The Corporation's net interest income, net interest spreads and net interest income as a percentage of interest-earning assets are also reflected.

AVERAGE STATEMENTS OF CONDITION WITH INTEREST AND AVERAGE RATES

                                                                              NINE  MONTH PERIOD ENDED SEPTEMBER 30,
------------------------------------------------------------------------------------------------------------------------------------
                                                                        2004                                     2003
------------------------------------------------------------------------------------------------------------------------------------
                                                                       INTEREST        AVERAGE                 INTEREST     AVERAGE
(TAX-EQUIVALENT BASIS,                                  AVERAGE        INCOME/          YIELD/    AVERAGE      INCOME/       YIELD/
 DOLLARS IN THOUSANDS)                                  BALANCE        EXPENSE          RATE      BALANCE      EXPENSE       RATE
------------------------------------------------------------------------------------------------------------------------------------
Assets
Interest-earning assets:
 Investment securities: (1)
    Taxable                                             $ 411,559     $  13,194          4.27%    $ 480,843   $  13,851        3.84%
    Non-taxable                                            91,973         4,027          5.84%       63,548       2,829        5.94%
 Loans, net of unearned income (2)                        360,002        13,571          5.03%      258,070      10,948        5.66%
------------------------------------------------------------------------------------------------------------------------------------
   Total interest-earning assets                        $ 863,534        30,792          4.75%    $ 802,461      27,628        4.59%

====================================================================================================================================
Non-interest earning assets
    Cash and due from banks                                19,477                                   21,961
    BOLI                                                   16,562                                   14,350
   Other assets                                            27,320                                   27,698
   Allowance for possible loan losses                      (3,310)                                  (2,608)
------------------------------------------------------------------------------------------------------------------------------------
   Total non-interest earning assets                       60,049                                   61,401
------------------------------------------------------------------------------------------------------------------------------------
   Total assets                                         $ 923,583                                $ 863,862
====================================================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
    Money market deposits                               $  97,195           728          1.00%    $  93,063         779        1.12%
    Savings deposits                                      141,663         1,027          0.97%      155,416       1,462        1.25%
    Time deposits                                         165,898         3,157          2.54%      144,540       2,836        2.62%
    Other interest - bearing deposits                      73,856           318          0.57%       69,448         311        0.60%
    Short-term  Borrowings                                243,122         4,186          2.30%      215,247       3,798        2.35%
 Subordinated Debentures                                   15,000           535          4.76%       10,000         367        4.89%
------------------------------------------------------------------------------------------------------------------------------------
    Total interest-bearing liabilities                    736,734         9,951          1.80%      687,714       9,553        1.85%

====================================================================================================================================
Non-interest-bearing liabilities:
------------------------------------------------------------------------------------------------------------------------------------
    Demand deposits                                       126,056                                   118,736
    Other non-interest-bearing deposits                       906                                       452
    Other liabilities                                       5,407                                     4,852
------------------------------------------------------------------------------------------------------------------------------------
    Total non-interest-bearing  liabilities               132,369                                   124,040
------------------------------------------------------------------------------------------------------------------------------------
Stockholders' equity                                       54,480                                    52,108
------------------------------------------------------------------------------------------------------------------------------------
    Total liabilities and stockholders' equity          $ 923,583                                 $ 863,862
------------------------------------------------------------------------------------------------------------------------------------
 Net interest income (tax-equivalent basis)                           $  20,841                               $  18,075
------------------------------------------------------------------------------------------------------------------------------------
 Net Interest Spread                                                                    2.95%                                  2.74%
------------------------------------------------------------------------------------------------------------------------------------
 Net interest income as percent
    of earning-assets (net interest margin)                                             3.22%                                  3.00%
------------------------------------------------------------------------------------------------------------------------------------
 Tax equivalent adjustment (3)                                           (1,369)                                   (962)
------------------------------------------------------------------------------------------------------------------------------------
 Net interest income                                                  $  19,472                               $  17,113
====================================================================================================================================

(1) Average balances for available-for-sale securities are based on amortized cost
(2) Average balances for loans include loans on non-accrual status
(3) The tax-equivalent adjustment was computed based on a statutory Federal income tax rate of 34 percent

The following table, "Average Balance Sheet with Interest and Average Rates", presents for the three months ended September 30, 2004 and 2003 the Corporation's average assets, liabilities and stockholders' equity. The Corporation's net interest income, net interest spreads and net interest income as a percentage of interest-earning assets are also reflected.

AVERAGE STATEMENTS OF CONDITION WITH INTEREST AND AVERAGE RATES

                                                                          THREE MONTH PERIOD ENDED SEPTEMBER 30,
------------------------------------------------------------------------------------------------------------------------------------
                                                                         2004                              2003
------------------------------------------------------------------------------------------------------------------------------------
                                                                       INTEREST         AVERAGE                INTEREST    AVERAGE

(TAX-EQUIVALENT BASIS,                                    AVERAGE       INCOME/         YIELD/    AVERAGE       INCOME/      YIELD/
 DOLLARS IN THOUSANDS)                                    BALANCE       EXPENSE         RATE      BALANCE       EXPENSE      RATE
------------------------------------------------------------------------------------------------------------------------------------
Assets
Interest-earning assets:
Investment securities: (1)
    Taxable                                             $ 409,360     $   4,491          4.39%   $ 438,432   $   3,432        3.13%
    Non-taxable                                            94,303         1,402          5.95%      96,115       1,333        5.55%
 Loans, net of unearned income (2)                        370,562         4,705          5.08%     288,810       3,840        5.32%
------------------------------------------------------------------------------------------------------------------------------------
Total interest-earning assets                             874,225        10,598          4.85%   $ 823,357       8,605        4.18%
------------------------------------------------------------------------------------------------------------------------------------
Non-interest earning assets
    Cash and due from banks                                18,759                                  22,068
    BOLI                                                   17,551                                  14,446
    Other assets                                           28,119                                  29,549
    Allowance for possible loan losses                     (3,519)                                 (2,680)
------------------------------------------------------------------------------------------------------------------------------------
 Total non-interest earning assets                         60,910                                  63,383
------------------------------------------------------------------------------------------------------------------------------------
Total assets                                            $ 935,135                               $ 886,740
====================================================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
    Money market deposits                               $  88,863           230          1.04%   $  88,561         209        0.94%
    Savings deposits                                      137,358           335          0.98%     153,381         423        1.10%
    Time deposits                                         188,675         1,144          2.43%     145,831         969        2.66%
    Other interest - bearing deposits                      73,508           126          0.69%      68,686          86        0.50%
    Short-term  Borrowings                                244,704         1,503          2.46%     242,338       1,304        2.15%
    Subordinated Debentures                                15,000           193          5.15%      10,000         120        4.80%
------------------------------------------------------------------------------------------------------------------------------------
    Total interest-bearing                                748,108         3,531          1.89%     708,797       3,111        1.76%
------------------------------------------------------------------------------------------------------------------------------------
Non-interest-bearing liabilities:
------------------------------------------------------------------------------------------------------------------------------------
    Demand deposits                                       127,616                                 121,518
    Other non-interest-bearing deposits                       285                                     422
    Other liabilities                                       4,915                                   4,066

------------------------------------------------------------------------------------------------------------------------------------
    Total non-interest-bearing  liabilities               132,816                                 126,006
------------------------------------------------------------------------------------------------------------------------------------
    Stockholders' equity                                   54,211                                  51,937
------------------------------------------------------------------------------------------------------------------------------------
    Total liabilities and stockholders' equity          $ 935,135                               $ 886,740
------------------------------------------------------------------------------------------------------------------------------------
    Net interest income (tax-equivalent basis)                        $   7,067                             $   5,494
------------------------------------------------------------------------------------------------------------------------------------
    Net Interest Spread                                                                  2.96%                                2.42%
------------------------------------------------------------------------------------------------------------------------------------
   Net interest income as percent
     of earning-assets (net interest margin)                                             3.23%                                2.67%
------------------------------------------------------------------------------------------------------------------------------------
    Tax equivalent adjustment(3)                                           (477)                                 (453)
------------------------------------------------------------------------------------------------------------------------------------
    Net interest income                                               $   6,590                             $   5,041
====================================================================================================================================

(1) Average balances for available-for-sale securities are based on amortized cost
(2) Average balances for loans include loans on non-accrual status
(3) The tax-equivalent adjustment was computed based on a statutory Federal income tax rate of 34 percent

INVESTMENTS

For the three-months ended September 30, 2004, the average volume of investment securities decreased to approximately $503.7 million, or 57.6 percent of average earning assets, a decrease of $30.9 million on average as compared to the same period in 2003. The tax-equivalent yield on investments however increased by 111 basis points to 4.68 percent from a yield of 3.57 percent during the three month period ended September 30, 2003. The 111 basis points increase in yield on the portfolio was attributable to a sharp decline in prepayment speeds in 2004 in comparison to the comparable period in 2003, which had contributed to the acceleration of premium amortization on mortgage-related securities in the portfolio in 2003 further impacting portfolio yields. To a lesser extent, an improved interest rate environment in 2004, steeper yield curve coupled with a change in mix in the portfolio to higher yielding tax-free securities positively impacted the change in portfolio yield. Despite the decrease in average volume, the cash flow which was invested back into the portfolio, resulting from securities which were called from the portfolio coupled with prepayments on mortgage related securities, benefited from the positive changes in rates. The volume related figures during the three-month period ended September 30, 2004 contributed a decrease in revenue of $267,000, while rate related changes produced an increase of $1.4 million. At September 30, 2004, the principal components of the investment portfolio are U.S. Government Federal Agency callable and non-callable securities, including agency issued collateralized mortgage obligations, corporate securities and municipals.

For the nine-months ended September 30, 2004, the average volume of investment securities amounted to approximately $503.5 million, or 58.3 percent of average earning assets, a decrease of $40.9 million on average as compared to the same period in 2003. The tax-equivalent yield on investments increased by 47 basis points to 4.56 percent from a yield of 4.09 percent during the nine month period ended September 30, 2003. The 47 basis points increase in yield on the portfolio was attributable to the sharp decline in prepayment speeds in 2004 in comparison to the comparable period in 2003, which had contributed to the acceleration of premium amortization on mortgage-related securities in the portfolio in 2003 further impacting portfolio yields. To a lesser extent, higher rates prevailed during the nine month period in 2004 as compared to 2003. Additional volume added to the portfolio during the period comprised of purchases made to replace maturing and called investments, benefited from the positive changes in rates. The volume related figures during the nine month period ended September 30, 2004 contributed a decrease in revenue of $877,000, while rate related changes amounted to an increase in revenue of $1.4 million. The decline in the average size of the investment portfolio for both the nine and three months ended September 30, 2004 was due to the funding of loan growth in the Corporation's earning-asset portfolio.

The impact of repricing activity on investment yields was increased to some extent, for the three-month period ended September 30, 2004, by the change in portfolio mix and shortening of portfolio duration. In addition, there was some portfolio extension where risk is relatively minimal within the portfolio, resulting in wider spreads. The Corporation also carried on average $1.7 and $8.5 million, respectively, of short-term money market funds for the three and nine month period ended September 30, 2004 as compared with $5.9 million and $14.0 million, respectively, for the comparable three and nine month periods in 2003. These funds carried significantly lower rates than other securities in the portfolio (on average 1.39 and 1.14 percent, respectively, for the three and nine-month periods in 2004, compared to 1.00 and 1.18 percent on these overnight funds, respectively, for the comparable three and nine month periods in 2003) and contributed to the decline in yield as compared to the comparable period in 2003.

Securities available-for-sale is a part of the Corporation's interest rate risk management strategy and may be sold in response to changes in interest rates, changes in prepayment risk, liquidity management and other factors. For the three-month period ended September 30, 2004, the Corporation sold from its available-for-sale portfolio securities totaling approximately $34.5 million.

At September 30, 2004 the net unrealized gain carried as a component of other comprehensive income and included in stockholders' equity net of tax amounted to a net unrealized gain of $746,000 as compared with an unrealized gain of $822,000 at December 31, 2003 and unrealized loss of $782,000 at September 30, 2003. The decrease resulted from an increase in interest rates fostered by the Federal Open Market Committee's bias toward higher rates and subsequent action during the third quarter of 2004 to raise the Federal Funds target rate to 1.75%.

LOANS

Loan growth during the nine months ended September 30, 2004 occurred primarily in the residential 1-4 family home equity loans and commercial loan portfolio. This growth resulted primarily from the Corporation's business development efforts and aggressive marketing campaigns on its home equity and adjustable rate residential mortgage loan products. These have been enhanced in recent years by the Corporation's expanded branch network. The decrease in the loan portfolio yields for the three and nine month period was the result of the continued impact of repricing activity coupled with the addition of lower yielding adjustable rate mortgages to the loan portfolio as compared with the comparable period in 2003. To a lesser extent, yields on new volume were affected by a competitive rate pricing structure maintained by the Corporation to attract new loans and further by the heightened competition for lending relationships that exists in the Corporation's market. The Corporation's desire to grow this segment of the earning-asset mix is reflected in its current business development plan and marketing plans, as well as its short-term strategic plan.

For the three months ended September 30, 2004, average loan volume increased $81.7 million or 28.3 percent, while portfolio yield decreased by 24 basis points as compared with the same period in 2003. The volume related factors during the period-contributed increased revenue of $1.045 million while rate related changes led to a decline in revenue of $180,000. Total average loan volume increased to $370.6 million with a net interest yield of 5.08 percent, as compared to $288.8 million with a net interest yield of 5.32 percent for the three months ended September 30, 2003. The decline in portfolio yield was a result of prepayments and rate modifications of higher yielding loans coupled with lower yields on new volume added to the portfolio in 2004 compared with 2003.

For the nine months ended September 30, 2004, average loan volume increased $101.9 million or 39.5 percent, while portfolio yield decreased by 63 basis points as compared with the same period in 2003. The volume related factors during the period contributed increased revenue of $3.948 million while rate related changes led to a decline in revenue of $1.325 million. Total average loan volume increased to $360.0 million with a net interest yield of 5.03 percent, as compared to $258.1 million with a net interest yield of 5.66 percent for the nine months ended September 30, 2003. The decline in portfolio yield was a result of prepayments and rate modifications of higher yielding loans coupled with lower yields on new volume added to the portfolio in 2004 compared with 2003.

ALLOWANCE FOR LOAN LOSSES

The purpose of the allowance for loan losses is to absorb the impact of losses inherent in the loan portfolio. Additions to the allowance are made through provisions charged against current operations and through recoveries made on loans previously charged-off. The allowance for loan losses is maintained at an amount considered adequate by management to provide for potential credit losses inherent in the loan portfolio based upon a periodic evaluation of the risk characteristics of the loan portfolio. The amount of the loan loss provision and the level of the allowance for loan losses are critical accounting policies of the Corporation. In establishing an appropriate allowance, an assessment of the individual borrowers, a determination of the value of the underlying collateral, a review of historical loss experience, a review of peer group loss experience and an analysis of the levels and trends of loan categories, delinquencies, and problem loans are considered. Such factors as the level and trend of interest rates and current economic conditions are also reviewed. At September 30, 2004, the allowance amounted to $3,644,000 as compared to $3,002,000 at December 31, 2003, and $2,751,000 at September 30, 2003. The Corporation had a provision to the allowance for loan losses during the three and nine month periods ended September 30, 2004 amounting to $205,000 and $615,000 respectively, compared to $103,000 and $262,000 during the three and nine month periods ended September 30, 2003, respectively. The additions to the allowance during the respective nine and three-month periods of 2004 are reflective of the loan volume recorded during the periods and the Corporation's focus on the changing composition of the commercial and residential real estate loan portfolios.

At September 30, 2004, the allowance for loan losses amounted to .96 percent of total loans, as compared with .89 percent at September 30, 2003. In management's view, the level of the allowance as of September 30, 2004 is adequate to cover the risk of loss inherent in the loan portfolio. The Corporation's statements herein regarding the adequacy of the allowance for loan losses constitute "Forward-Looking Statement's" under the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from management's analysis, based principally upon factors considered by management in establishing the allowance.

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

During the three and nine-month periods ended September 30, 2004 and 2003, the Corporation did not experience any substantial credit problems within its loan portfolio. Net recoveries for the nine months ended September 30, 2004 were approximately $27,000 and were comprised of a home equity and installment loan as compared with net charge offs of $9,000 for the comparable period ended September 30, 2003, which were comprised of installment loans.

At September 30, 2004 the Corporation had non-accrual loans amounting to $24,000 as compared with $26,000 at December 31, 2003 and $37,000 of non-accrual loans at September 30, 2003. The Corporation continues to aggressively pursue collections of principal and interest on loans previously charged-off. The decrease in such loans in 2004 compared to September 30, 2003 was attributable to three home equity loans, which were re-paid in full by the borrower.

The value of impaired loans is based on the present value of expected future cash flows discounted at the loan's effective interest rate or as a practical expedient, at the loan's observable market price or at the fair value of the collateral if the loan is collateral dependant. Impaired loans consist of non-accrual loans and loans internally classified as substandard or below, in each instance above an established dollar threshold of $200,000. All loans below the established dollar threshold are considered homogenous and are collectively evaluated for impairment. At September 30, 2004, total impaired loans were approximately $24,000 compared to $358,000 at December 31, 2003 and $395,000 at September 30, 2003. The reserves allocated to such loans at September 30, 2004, December 31, 2003 and September 30, 2003, were $0, $6,000 and $6,300, respectively. Although classified as substandard, impaired loans (other than those in non-accrual status) were current with respect to principal and interest payments.

Changes in the allowance for possible loan losses for the nine month period ended September 30, 2004 and 2003, respectively, are set forth below.

ALLOWANCE FOR LOAN LOSSES

                                                                           NINE
                                                                          MONTHS
                                                                    ENDED SEPTEMBER 30,
----------------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)                                             2004          2003
----------------------------------------------------------------------------------------
Average loans outstanding                                        $ 360,002     $ 258,070
----------------------------------------------------------------------------------------
Total loans at end of period                                     $ 379,097     $ 308,634
----------------------------------------------------------------------------------------
Analysis of the Allowance for Loan Losses
Balance at the beginning of year                                 $   3,002     $   2,498
Charge-offs:
Commercial                                                               0             0
Installment loans                                                       10            25
----------------------------------------------------------------------------------------
Total charge-offs                                                       10            25
----------------------------------------------------------------------------------------
Recoveries:
Commercial                                                               0             0
Installment loans                                                       37            16
----------------------------------------------------------------------------------------
Total recoveries                                                        37            16
----------------------------------------------------------------------------------------
Net (recoveries) charge-offs:                                          (27)            9
Provision for loan losses                                              615           262
----------------------------------------------------------------------------------------
Balance at end of year                                           $   3,644     $   2,751
----------------------------------------------------------------------------------------
Ratio of net charge-offs during the year to
average loans outstanding during the year                              N/M           N/M
----------------------------------------------------------------------------------------
Allowance for loan losses as a percentage
of total loans at end of year                                         0.96%         0.89%
========================================================================================

N/M - Not meaningful

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

At September 30, 2004, December 31, 2003 and September 30, 2003, the Corporation had no restructured loans. Non-accrual loans amounted to $24,000 at September 30, 2004, and was comprised of one fixed rate home equity loan and a personal loan. At December 31, 2003, non-accrual loans amounted to $26,000 and were comprised of a consumer loan, a fixed rate home equity loan and a commercial loan. At September 30, 2003, non-accrual loans amounted to $37,000 and were comprised of three consumer loans and two home equity loans. At September 30, 2004, December 31, 2003, and September 30, 2003 the Corporation did not have any loans 90 days past due and still accruing.

The outstanding balances of accruing loans which are 90 days or more past due as to principal or interest payments, other real estate owned and non-accrual loans at September 30, 2004, December 31, 2003 and September 30, 2003, were as follows:

NON-PERFORMING LOANS AT
                                                      SEPTEMBER 30,  DECEMBER 31, SEPTEMBER 30,
----------------------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)                                       2004          2003        2003
----------------------------------------------------------------------------------------------
Non-accrual loans                                             $24           $26         $37
Accruing loans past due 90 days or more                         0             0           0
Other real estate owned                                         0             0           0
----------------------------------------------------------------------------------------------
Total non-performing assets                                   $24           $26         $37
==============================================================================================

At September 30, 2004, non-performing assets, consisting of loans on non-accrual status plus other real estate owned (OREO), amounted to $24,000 or .006 percent of total loans outstanding as compared to $26,000 or .007 percent at December 31, 2003 and $37,000 or .01 percent at September 30, 2003.

At September 30, 2004, other than the loans set forth above, the Corporation is not aware of any loans which present serious doubts as to the ability of its borrowers to comply with the present loan and repayment terms and which are expected to fall into one of the categories set forth in the table above. At September 30, 2004, December 31, 2003 and September 30, 2003 the Corporation did not have any other real estate owned (OREO) or restructured loans.

OTHER NON-INTEREST INCOME

The following table presents the principal categories of non-interest income during the three and nine months ended September 30, 2004 and 2003.

                                            THREE MONTHS ENDED SEPTEMBER 30,     NINE MONTHS ENDED SEPTEMBER 30,
------------------------------------------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)                          2004        2003    % CHANGE         2004        2003    % CHANGE
------------------------------------------------------------------------------------------------------------------
Service charges, commissions and fees           $513        $401       27.93       $1,471      $1,239       18.72
Annuity and Insurance                              5           0      100.00           25           0      100.00
Bank Owned Life Insurance                        188         268      (29.85)         546         627      (12.92)
Gain (loss) on securities sold                     0         (17)     100.00          157         220      (28.64)
Other income                                     133         173      (23.12)         344         420      (18.10)
------------------------------------------------------------------------------------------------------------------
Total other non-interest income                 $839        $825        1.70       $2,543      $2,506        1.48
==================================================================================================================

For the three-month period ended September 30, 2004, total other (non-interest) income increased $14,000 or 1.70 percent as compared to the comparable three-month period in 2003. This increased revenue was primarily driven by the increase in service charges, commissions and fees which increased $112,000 or 27.9% as compared to the comparable quarter in 2003. This increase was attributable to the introduction of the Check Safe program that was introduced during the fourth quarter of 2003, which has resulted in increased overdraft related fees. To a lesser extent there was an increase of $5,000 from annuity and insurance sales, which began in the fourth quarter of 2003, and a decrease in the cash surrender value of bank owned life insurance, which amounted to $188,000 or a decrease of $80,000 for the third quarter in comparison to $268,000 for the comparable quarter in 2003. This decrease was attributable to a death benefit payment of $97,000 paid in the third quarter of 2003. The decrease in other income is attributable to a fee related item recorded in the second quarter of 2003.

For the nine-month period ended September 30, 2004, total other (non-interest) income increased $37,000 or 1.48 percent as compared to the comparable nine-month period in 2003. Other non-interest income, exclusive of gains on securities sold (which decreased $63,000), reflects an increase of $115,000 or
5.03 percent compared with the comparable nine-month period ended September 30, 2003. This increased revenue was primarily driven by an increase in service charges, commissions and fees, which increased $232,000 or 18.72% as compared to the comparable nine month period in 2003. This increase was attributable to the introduction of the Check Safe program that was introduced during the fourth quarter of 2003. To a lesser extent there was a $25,000 increase from annuity and insurance sales as compared with the comparable period in 2003. The decrease in other income is attributable primarily to a nonrecurring fee related item recorded in the second quarter of 2003 and, to a lesser extent, a decrease in letter of credit fees and fees from secondary market activity on mortgage loans originated for sale during the nine months ended September 30, 2004, as compared with the comparable period in 2003. The decrease of $81,000 in cash surrender value of Bank Owned Life Insurance is attributable to a death benefit payment of $97,000 paid in the third quarter of 2003.

For the three-month period ended September 30, 2004, the Corporation recorded a net gain of $0 on securities sold from the available-for-sale investment portfolio compared to a loss of $17,000 for the three-month period ended September 30, 2003. During the nine month period ended September 30, 2004, the Corporation recorded a net gain of $157,000 on securities sold from the available-for-sale investment portfolio compared to gains of $220,000 for the nine-month period ended September 30, 2003. These sales, in both the 2004 and 2003 periods, were made in the normal course of business and proceeds were reinvested in securities.

OTHER NON-INTEREST EXPENSE

The following table presents the principal categories of non-interest expense during the three and nine-months ended September 30, 2004 and 2003.

                                         THREE MONTHS ENDED SEPTEMBER 30,       NINE MONTHS ENDED SEPTEMBER 30,
--------------------------------------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)                    2004          2003     % CHANGE        2004      2003      % CHANGE
--------------------------------------------------------------------------------------------------------------
S  Salaries and employee                $  2,685    $  2,507         7.10      $7,963   $ 7,834      1.65
benefits
Occupancy expense, net                       455         393        15.78       1,477     1,365      8.21
Premises & equipment expense                 457         384        19.01       1,377     1,278      7.75
Stationery & printing expense                127         131        (3.05)        423       436     (2.98)
Marketing & advertising expense              112         120        (6.67)        408       409     (0.24)
Other expense                                914         880         3.86       2,997     2,439     22.88
--------------------------------------------------------------------------------------------------------------
Total other non-interest expense          $4,750     $ 4,415         7.59     $14,645   $13,761       6.42
==============================================================================================================

Total other non-interest expense for the three-months ended September 30, 2004, increased $335,000 or 7.59 percent over the comparable three-months ended September 30, 2003. This increase is primarily attributable to a $178,000 increase in personnel expense for the three month period ended September 30, 2004, as compared to the comparable quarter in 2003. The Corporation's ratio of other expenses (annualized) to average assets remained relatively stable at 2.03 percent in the third quarter of 2004 from 1.99 percent for the three-months ended September 30, 2003.

For the three-months ended September 30, 2004, salaries and employee benefits increased $178,000 or 7.10 percent as compared to the comparable three-month period ended September 30, 2003. This increase is primarily attributable to costs associated with increased staffing levels. Staffing levels increased to 187 full-time equivalent employees at September 30, 2004 compared to 181 full-time equivalent employees at September 30, 2003.

For the three-months ended September 30, 2004, occupancy and premises and equipment expense increased $135,000 or 17.37 percent over the comparable three-month period in 2003. The increase in such expenses reflects the higher operating costs (utilities, rent, real-estate taxes and general repair and maintenance) of the Corporation's expanded facilities, as well as depreciation expense relating to the expanded Corporation's facilities, which includes a 20,000 square foot operations center acquired during the fourth quarter of 2003.

Total other non-interest expense for the nine-months ended September 30, 2004, increased $884,000 or 6.42 percent over the comparable nine-months ended September 30, 2003. This increase is primarily attributable to a $558,000 increase in other expense for the nine-month period ended September 30, 2004 as compared to the comparable nine months in 2003 and was attributable to increased computer, telephone, audit, legal and consulting fees coupled with a expense reduction of $136,000 recorded in 2003. The Corporation's ratio of other expenses (annualized) to average assets remains stable at 2.11 percent for the nine months ended September 30, 2004 in comparison to 2.12 percent for the nine months ended September 30, 2003.

Salaries and employee benefits increased $129,000 or 1.65 percent for the nine-months ended September 30, 2004 as compared to the comparable nine-month period ended September 30, 2003. This increase is primarily attributable to costs associated with increased staffing levels.

For the nine-months ended September 30, 2004, occupancy and premises and equipment expenses increased $211,000 or 7.98 percent over the comparable nine-month period in 2003. The increase in occupancy expenses reflects higher operating costs (utilities, rent, real-estate taxes and general repair and maintenance) of the Corporation's expanded facilities, as well as depreciation expense of the expanded Corporation's facilities, which includes a 20,000 square foot operations center acquired during the fourth quarter of 2003.

PROVISION FOR INCOME TAXES

For the three-months ended September 30, 2004, the effective tax rate was 18.5 percent as compared to a tax benefit rate of 12.4 percent for the three-months ended September 30, 2003. For the nine-months ended September 30, 2004 the effective tax rate was 18.2 percent as compared with 15.9 percent for the comparable period in 2003. The effective tax rate for the three and nine month periods ended September 30, 2004 and 2003, while increased due to higher levels of taxable income, was less than the combined statutory Federal tax rate of 34.0 percent and the New Jersey State tax rate of 9.0 percent. The difference between the statutory and effective tax rates, for the periods cited, primarily reflects the tax-exempt status of interest income on obligations of states and political subdivisions, the tax-exempt status of the income recorded as a result of a change in cash surrender value of bank owned life insurance and disallowed expense items for tax purposes, such as travel and entertainment expense. Tax-exempt interest income increased by $45,000 or 5.11 percent for the three-month period ended September 30, 2004, and increased by $791,000 or 42.4 percent for the nine-month period ended September 30, 2004, as compared to the comparable three and nine month periods in 2003, respectively.

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

At September 30, 2004, the Corporation reflects a negative interest sensitivity gap (or an interest sensitivity ratio) of

..70:1.00 at the cumulative one-year position. Accordingly, based on its interest simulation models at September 30, 2004, the Corporation believes that it would be adversely affected by an increase in interest rates. See Item 3, "Qualitative and Quantitative disclosures about Market Risks" During most of 2003 and at September 30, 2004 the Corporation had a negative interest sensitivity gap. Management's perception is that interest rates will continue to be volatile, therefore emphasis has been, and is expected to continue to be, placed on interest-sensitivity matching with the objective of stabilizing the net interest spread during 2004. However, no assurance can be given that this objective will be met.

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

The low rate environment has created heavy refinance activity and prepayments to the Corporation's asset portfolios. The intense competition in the market competing for the subsequent loan re-finance business has affected to some degree the amount of mortgage loans originated by the Corporation. The Corporation sells a portion of these loans into the secondary market and such loans are included in loans held for sale. At September 30, 2004 there were no loans available for sale. For the three months ended September 30, 2004 the Corporation had $761,000 in originations of loans for sale compared with $7.9 million for the three months ended September 30, 2003. For the nine months ended September 30, 2004 the Corporation had originated $2.3 million in loans held for sale as compared to $14.2 million for the comparable period in 2003.

Management believes that the Corporation has the funding capacity to meet the liquidity needs arising from potential events. In addition to pledge able securities, the Corporation also maintains borrowing capacity through the Federal Discount Window and the Federal Home Loan Bank of New York secured with loans and marketable securities.

Liquidity is measured and monitored for the Bank. The Corporation reviews its net short-term mismatch. This measures the ability of the Corporation to meet obligations should access to bank dividends be constrained. At September 30, 2004, the holding company had $11.778 million in cash compared to $6.207 million at December 31, 2003. The increase in cash at the holding company level was due to the proceeds received from the private placement of 888,888 shares of the Corporation's common stock on September 29, 2004. Expenses at the holding company are minimal and management believes that the parent Corporation has adequate liquidity to fund its obligations.

Certain provisions of long-term debt agreements prevent the Corporation from creating liens on, disposing of or issuing voting stock of subsidiaries. As of September 30, 2004 the Corporation was in compliance with all covenants and provisions of these agreements.

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

Anticipated cash-flows at September 30, 2004, projected to October 2005, indicates that the Bank's liquidity should remain strong, with an approximate projection of $187.6 million in anticipated cash flows over the next twelve months. This projection represents a forward-looking statement under the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from this projection depending upon a number of factors, including the liquidity needs of the Bank's customers, the availability of sources of liquidity and general economic conditions.

The Corporation derives a significant proportion of its liquidity from its core deposit base. For the three-month period ended September 30, 2004, core deposits (comprised of total demand, savings accounts (excluding Super Max and money market accounts under $100,000) remained relatively stable and represented 49.4 percent of total deposits as compared with 51.4 percent at September 30, 2003.

The following table depicts the Corporation's core deposit mix at September 30, 2004 and 2003:

CORE DEPOSIT MIX

                                                         SEPTEMBER 30,                             NET CHANGE IN
                                             2004                            2003                   VOLUME 2004
                                         -----------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)                      BALANCE            %            BALANCE        %          VS. 2003
----------------------------------------------------------------------------------------------------------------------
Demand Deposits                             $124,743         41.5            $124,236     41.7            $    507
Interest-Bearing Demand                       72,833         24.2              70,894     23.8               1,939
Regular Savings                               78,051         26.0              80,451     27.0              (2,400)
Money Market Deposits under $100              24,890          8.3              22,258      7.5               2,632
----------------------------------------------------------------------------------------------------------------------
Total core deposits                         $300,517        100.0            $297,839    100.0            $  2,678
----------------------------------------------------------------------------------------------------------------------
Total deposits                              $608,949                         $580,017                     $ 28,932
----------------------------------------------------------------------------------------------------------------------
Core deposits to total deposits                 49.4%                           51.4%
======================================================================================================================

More volatile rate sensitive deposits, concentrated in time certificates of deposit greater than $100,000, for the nine-month period ended September 30, 2004, increased to 15.00 percent of total deposits from 8.46 percent during the nine-months ended September 30, 2003. This increase is attributable to increases in municipal deposits.

Short-term borrowings can be used to satisfy daily funding needs. Balances in these accounts fluctuate significantly on a day-to-day basis. The Corporation's principal short-term funding sources are securities sold under agreements to repurchase, advances from the Federal Home Loan Bank and Federal funds purchased. Average borrowings during the nine-months ended September 30, 2004 were $243.1 million, an increase of $27.9 million or 12.96 percent from $215.2 million in average borrowings during the nine-months ended September 30, 2003.

Average outstanding subordinated debentures during the nine-months ended September 30, 2004 were $15.0 million, an increase of $5.0 million or 50.0 percent from $10.0 million on average outstanding subordinated debentures during the comparable nine-months ended September 30, 2003. On December 19, 2003 Center Bancorp Statutory Trust II, a statutory business trust and wholly-owned subsidiary of Center Bancorp, Inc., issued $5.0 million of MMCapS capital securities to investors due on January 23, 2034.

During the nine-months ended September 30, 2004, average funding sources increased by approximately $56.8 million or 7.04 percent, compared to the same period in 2003. Interest-bearing deposit liabilities increased approximately $16.1 million on average and were comprised primarily of increases in money market, time deposits, and other interest bearing deposits, offset by a decline in savings deposits. Borrowings and subordinated debentures increased by $27.9 million and $5.0 million, respectively. Non-interest bearing funding sources as a percentage of the total funding mix remained stable at 14.7 percent on average as compared to 14.8 percent for the nine-month period ended September 30, 2003. This reflects a more rapid growth in non-deposit funding sources as a percentage of the funding base as compared with overall deposit growth.

OPERATING, INVESTING AND FINANCING CASH FLOW

The consolidated statements of cash flows present the changes in cash and cash equivalents from operating, investing and financing activities. During the nine-months ended September 30, 2004, cash and cash equivalents (which increased overall by $748,000) were provided (on a net basis) by operating activities in the amount of approximately $7.4 million. The largest component of the cash flow from operating activities is net income of $5.5 million. Approximately $2.3 million in cash flow was provided by financing activities, principally a net increase of $17.6 million in borrowings and $10.9 million from the proceeds from the issuance of common stock. The borrowings were comprised of a reduction of $15.0 million in advances from the Federal Home Loan Bank of New York and an increase in securities sold under agreement to repurchase. These activities were offset by the net decline in deposits. Investing activities, principally securities available for sale, used $8.9 million of the cash flow provided by operating and financing activities.

STOCKHOLDERS' EQUITY

Total stockholders' equity averaged $54.5 million or 5.90 percent of average assets for the nine-month period ended September 30, 2004, as compared to $52.1 million, or 6.03 percent, during the same period in 2003. The Corporation's dividend reinvestment and optional stock purchase plan contributed $981,000 in new capital for the nine-months ended September 30, 2004 as compared with $837,000 for the comparable period in 2003.

At September 30, 2004 the total Tier 1 capital leverage ratio was 8.56% as compared to 6.79 % for the comparable period in 2003. Total Tier 1 capital increased to approximately $79.9 million at September 30, 2004 from $66.3 million at December 31, 2003 and $ 60.1 at September 30, 2003. The increase in Tier 1 capital reflects the issuance of 888,888 common shares to a limited number of accredited investors in a private placement of the Corporation's securities on September 29, 2004. These shares were issued at a purchase price of $11.25 per share. Net proceeds to the Corporation were approximately $9.4 million, after commissions and expenses. The growth in Tier 1 capital additionally reflects the cumulative issuance of $15.0 million in subordinated debentures which are included in Tier 1 capital for regulatory purposes.

Book value per common share was $6.83 at September 30, 2004 as compared to $5.77 at September 30, 2003. Tangible book value (i.e., book value less goodwill) per common share was $6.62 at September 30, 2004 and $5.53 at September 30, 2003. The change in book value for the period resulted primarily from the issuance of additional common stock on September 29, 2004 and a $1.5 million increase in "accumulated other comprehensive income" which primarily reflects the effects of SFAS No. 115. The effect of SFAS No. 115 represents the change in unrealized holding losses, after tax, on the Corporation's securities available-for-sale investment portfolio which increased by $1.5 million for the nine months ended September 30, 2004 as compared with the comparable period ended September 30, 2003.

From January 24, 2002 through September 30, 2004 the Corporation has purchased 54,600 common shares at an average cost per share of $9.85 under the stock buyback program announced on January 24, 2002 for the repurchase of up to 253,575 shares (as adjusted for the stock splits and stock dividends) of the Corporation's outstanding common stock. The repurchased shares were recorded as Treasury Stock, which resulted in a decrease in stockholder's equity. For the three and nine month periods ended September 30, 2004 there were no repurchases made.

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

RISK-BASED CAPITAL/LEVERAGE

Banking regulations require banks to maintain minimum levels of regulatory capital. Under the regulations in effect at September 30, 2004, the Bank was required to maintain (i) a minimum leverage ratio of Tier 1 capital to total adjusted assets of 4.00%, and (ii) minimum ratios of Tier 1 and total capital to risk-weighted assets of 4.00% and 8.00%, respectively.

At September 30, 2004, total Tier 1 capital (defined as tangible stockholders' equity for common stock and certain perpetual preferred stock) amounted to $79.9 million or 8.56 percent of total average assets for the third quarter. Tier I capital excludes the effect of SFAS No. 115, $746,000 of net unrealized gains, after tax, on securities available-for-sale (included as a component of other comprehensive income) and goodwill of approximately $2.1 million as of September 30, 2004. At September 30, 2004, the Corporation's estimated Tier I risk-based and total risk-based capital ratios were 15.51 percent and 16.22 percent, respectively. These ratios are well above the minimum guidelines of capital to risk-adjusted assets in effect as of September 30, 2004.

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

The foregoing capital ratios are based in part on specific quantitative measures of assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by the bank regulators about capital components, risk weightings and other factors. As of September 30, 2004, management believes that each of the Bank and the Corporation meet all capital adequacy requirements to which it is subject.

SUBORDINATED DEBENTURES

On December 19, 2003 Center Bancorp Statutory Trust II, a statutory business trust and wholly-owned subsidiary of Center Bancorp, Inc., issued $5.0 million of MMCapS capital securities to investors due on January 23, 2034. The capital securities have preference over the common securities issued by the trust with respect to liquidation and other distributions and qualify as Tier 1 capital. The trust loaned the proceeds of this offering to the Corporation and received in exchange $5.0 million of the Corporation's subordinated debentures. The subordinate debentures are redeemable in whole or part, prior to maturity but after January 23, 2009. The floating interest rate on the subordinate debentures is three-month LIBOR plus 2.85% and reprices quarterly. The rate at September 30, 2004 was 4.53 %.

On December 18, 2001 Center Bancorp Statutory Trust I, a statutory business trust and wholly-owned subsidiary of Center Bancorp, Inc issued $10.0 million of floating rate capital trust pass through securities to investors due on December 18, 2031. The capital securities have preference over the common securities issued by the trust with respect to liquidation and other distributions and qualify as Tier 1 capital. The subordinated debentures are redeemable in whole or part, prior to maturity but after December 18, 2006. The floating interest rate on the subordinated debentures is three-month LIBOR plus 3.60% and reprices quarterly. The rate at September 30, 2004 was 5.51 %.

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

      Based on the results of the interest simulation model as of September 30, 2004, and assuming that management does not take action to alter the outcome, the Corporation would expect an increase of 2.34 percent in net interest income if interest rates decreased 100 basis points from the current rates in an immediate and parallel shock over a 12-month period. In a rising rate environment, based on the results of the model as of September 30, 2004, the Corporation would expect a decrease of 4.85% percent in net interest income if interest rates increased by 200 basis points from current rates in an immediate shock over a twelve month period.

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

(C) Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, beginning with the Company's Annual Report on Form 10-K for the fiscal year ending December 31, 2004, the Company will be required to furnish a report by management on the Company's internal control over financial reporting. Such report will contain, among other matters, an assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2004, including a statement as to whether or not the Company's internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in the Company's internal control over financial reporting identified by management. Such report must also contain a statement that the Company's auditors have issued an attestation report on management's assessment of such internal controls. Public Company Oversight Board Auditing Standard No. 2 provides the professional standards and related performance guidance for auditors to attest to, and report on, management's assessment of the effectiveness of internal control over financial reporting under Section 404.

      The standards that must be met for management to assess the internal control over financial reporting as effective are new and complex, and require significant documentation, testing and possible remediation to meet the detailed standards. We may encounter problems or delays in completing activities necessary to make an assessment of our internal control over financial reporting. In addition, the attestation process by our independent registered public accountants is new and we may encounter problems or delays in completing the implementation of any requested improvements and receiving an attestation of our assessment by our independent registered public accountants. If the Company is unable to assert that its internal control over financial reporting is effective as of December 31, 2004 or if the Company's auditors are unable to attest that the Company's management's report is fairly stated or are unable to express an opinion on the effectiveness of the Company's internal controls, the Company could lose investor confidence in the accuracy and completeness of its financial reports, which could have an adverse effect on the Company's stock price.

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

 ITEM 2-UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Reference is made to the Corporation's Current Report on Form 8-K filed on October 1, 2004.

ITEM 3-DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4-SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5 - OTHER INFORMATION

None

ITEM 6- EXHIBITS

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

                                            CENTER BANCORP, INC.
DATED: November 9, 2004                     /s/ Anthony C. Weagley
                                            ------------------------------------
                                            Anthony C. Weagley, Treasurer
                                            (Chief Financial Officer)