Form 10-K
period 2004-12-31
CENTER BANCORP INC
filed 2005-03-15
CIK 712771

SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
—————
Form 10-K

(Mark One)

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2004.

☐  Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______ to _______.

Commission File Number 2-81353

CENTER BANCORP, INC.
(exact name of registrant as specified in its charter)

New Jersey	52-1273725
(State or other jurisdiction of incorporation or organization)	(IRS Employer identification No.)

2455 Morris Avenue, Union, NJ 07083-0007
(Address of Principal Executive Offices, Including Zip Code)

(908) 688-9500
(Registrant's telephone number, including area code)

Securities registered
pursuant to Section 12(b) of the Act: none
Securities registered pursuant to Section 12(g) of the Act:

Common stock, no par value
(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ or No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation 5-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to the Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☒ No☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold or the average bid and ask price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter - $90.9 million

Shares outstanding on February 28, 2005

Common stock, no par value: 9,941,624 shares

Documents Incorporated by reference

Definitive proxy statement dated March 18, 2005 in connection with the 2005 Annual Stockholders Meeting to be filed with the Commission pursuant to Regulation 14A will be incorporated by reference in Part III Annual Report to Stockholders for the fiscal year ended December 31, 2004 is incorporated by reference in Part I and Part II

Center Bancorp Inc.
Form 10 K

Part I

Item 1 - Business

A)  Historical Development Of Business

This report includes forward-looking statements within the meaning of Sections 27A of the Securities Act of 1933, as amended, and 21E of the Securities Exchange Act of 1934, as amended, that involve inherent risks and uncertainties. This report contains certain forward-looking statements with respect to the financial condition, results of operations, plans, objectives, future performance and business of Center Bancorp including statements preceded by, followed by or that include the words or phrases such as “believes,” “expects,” “anticipates,” “plans,” “trend,” “objective,” “continue,” “remain,” “pattern” or similar expressions or future or conditional verbs such as “will,” “would,” “should,” “could,” “might,” “can,” “may” or similar expressions. There are a number of important factors that could cause future results to differ materially from historical performance and these forward-looking statements. Factors that might cause such a difference include, but are not limited to: (1) competitive pressures among depository institutions may increase significantly; (2) changes in the interest rate environment may reduce interest margins; (3) prepayment speeds, loan origination and sale volumes, charge-offs and loan loss provisions may vary substantially from period to period; (4) general economic conditions may be less favorable than expected; (5) political developments, wars or other hostilities may disrupt or increase volatility in securities markets or other economic conditions; (6) legislative or regulatory changes or actions may adversely affect the businesses in which Center Bancorp is engaged; (7) changes and trends in the securities markets may adversely impact Center Bancorp; (8) a delayed or incomplete resolution of regulatory issues could adversely impact our planning; (9) the impact on reputational risk created by the developments discussed above on such matters as business generation and retention, funding and liquidity could be significant; and (10) the outcome of regulatory and legal investigations and proceedings may not be anticipated. Further information on other factors that could affect the financial results of Center Bancorp are included in Exhibit 99.2 to this Annual Report on Form 10-K and in Center Bancorp’s other filings with the Securities and Exchange Commission. These documents are available free of charge at the Commission’s website at http://www.sec.gov and/or from Center Bancorp.

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

The Bank was organized in 1923 under the laws of the United States of America. The Bank operates five offices in Union Township, Union County, New Jersey, one office in Summit, Union County, New Jersey, one office in Springfield Township, Union County, New Jersey, one office in Berkeley Heights, Union County, New Jersey, one office in Madison, Morris County, New Jersey and two offices in Morristown, Morris County, New Jersey and currently employs 192 full-time equivalent persons. The Bank is a full service commercial bank offering a complete range of individual and commercial services.

During 2001 and 2003, the Corporation formed statutory business trusts, which exist for the exclusive purpose of (i) issuing trust securities representing undivided beneficial interests in the assets of a trust; (ii) investing the gross proceeds of the trust securities in junior subordinated deferrable interest debentures (subordinated debentures) of the Corporation; and (iii) engaging in only those activities necessary or incidental thereto. These subordinated debentures and the related income effects are not eliminated in the consolidated financial statements as the statutory business trusts are not consolidated in accordance with FASB interpretation No.46 “Consolidation of Variable Interest Entities.” Distributions on the subordinated debentures owned by the subsidiary trusts have been classified as interest expense in the Consolidated Statement of Income.

The Corporation issued $10.3 million in 2001 and $5.2 million in 2003 of subordinated debentures. These securities are included as a component of Tier 1 Capital for regulatory purposes. The Tier 1 leverage capital ratio was 8.22 percent at December 31, 2004.

During 2002, the Bank established two investment subsidiaries to hold portions of its securities portfolio and in January of 2003, established an insurance subsidiary for the sale of insurance and annuity products.

On September 29, 2004 the Parent issued 888,888 shares of the Parent’s common stock to a limited number of accredited investors in a private placement of its securities. The shares were issued at a purchase price of $11.25 per share. Net proceeds to the Parent were approximately $9.4 million, after commissions and expenses.

The Corporation utilized the net proceeds from this offering for working capital purposes. In addition, Center Bancorp will also use such proceeds to increase capital levels, to fund branch expansion, for strategic acquisitions which could include non-bank financial services companies, for new hires to expand its commercial lending business and to make payments with respect to outstanding trust preferred securities.

The shares sold in the offering were not initially registered under the Securities Act of 1933. The shares were restricted from being offered or sold in the United States absent registration or an applicable exemption from registration requirements. Pursuant to the terms of agreements entered into with the investors, the Parent has registered the shares for resale by the investors.

On December 20, 2004 the Corporation announced the signing of a definitive merger agreement for Center Bancorp to acquire Red Oak Bank, a state-chartered bank headquartered in Hanover Township, New Jersey. Pursuant to the merger agreement as amended and restated on March 3, 2005, Red Oak Bank will be merged into Center Bancorp’s subsidiary, Union Center National Bank, and each share of Red Oak stock will be converted into the right to receive $12.06 per share in cash or a fixed ratio of 0.9227 of a share of Center Bancorp common stock, at the election of the stockholder and subject to allocation provisions designed to assure that 50% of Red Oak Bank’s shares are converted into cash and 50% of such shares are converted into Center Bancorp’s common stock. Center Bancorp anticipates a closing to occur in the first half of 2005, contingent upon receiving regulatory and shareholder approvals. Center Bancorp expects the acquisition of Red Oak Bank to be accretive to earnings within one year following the closing of the merger. This expectation is a “forward looking statement”. The Corporation’s actual results could differ materially from this expectation as a result of risks and uncertainties associated with banking operations, including the risks described in Exhibit 99.2 to this Annual Report.

As of September 30, 2004, Red Oak Bank had approximately $95.6 million in assets, $74.5 million of deposits and $11.7 million of stockholders’ equity. The acquisition of Red Oak will add to Union Center National Bank’s branch network another location in Morristown and may add another branch location that Red Oak is currently developing in Mountain Lakes/Boonton.

The Corporation’s website address is http://www.centerbancorp.com. The Corporation makes available free of charge on or through its website the following: its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC.

B)  Narrative Description of Business

The Bank offers a broad range of lending, depository and related financial services to commercial, industrial and governmental customers. In 1999, the Bank obtained full trust powers, enabling it to offer a variety of trust services to its customers. In the lending area, the Bank’s services include short and medium term loans, lines of credit, letters of credit, working capital loans, real estate construction loans and mortgage loans. In the depository area, the Bank offers demand deposits, savings accounts and time deposits. In addition, the Bank offers collection services, wire transfers, night depository and lock box services.

The Bank offers a broad range of consumer banking services, including interest bearing and non-interest bearing checking accounts, savings accounts, money market accounts, certificates of deposit, IRA accounts, Automated Teller Machine ("ATM") accessibility using Star Systems, Inc. service, secured and unsecured loans, mortgage loans, home equity lines of credit, safe deposit boxes, Christmas club accounts, vacation club accounts, money orders and traveler's checks.

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

The Parent Corporation is subject to regulation by the Board of Governors of the Federal Reserve System and the New Jersey Department of Banking. As a national bank, the Bank is subject to regulation and periodic examination by the Office of the Comptroller of the Currency (the “OCC”). Deposits in the Bank are insured by the Federal Deposit Insurance Corporation (the "FDIC").

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

The operations of the Bank are subject to requirements and restrictions under federal law, including requirements to maintain reserves against deposits, restrictions on the types and amounts of loans that may be granted, limitations on the types of investments that may be made and the types of services which may be offered. Various consumer laws and regulations also affect the operations of the Bank. Approval of the Comptroller of the Currency is required for branching, bank mergers in which the continuing bank is a national bank and in connection with certain fundamental corporate changes affecting the Bank. There are various legal limitations, including Sections 23A and 23B of the Federal Reserve Act, which govern the extent to which a bank subsidiary may finance or otherwise supply funds to its holding company or its holding company’s non-bank subsidiaries. Under federal law, no bank subsidiary may, subject to certain limited exceptions, make loans or extensions of credit to, or investments in the securities of, its parent or the non-bank subsidiaries of its parent (other than direct subsidiaries of such bank which are not financial subsidiaries) or take their securities as collateral for loans to any borrower. Each bank subsidiary is also subject to collateral security requirements for any loans or extensions of credit permitted by such exceptions.

FDICIA

The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") among other things requires federal banking agencies to broaden the scope of regulatory corrective action taken with respect to banks that do not meet minimum capital requirements and to take such actions promptly in order to minimize losses to the FDIC. Under FDICIA, federal banking agencies have established five capital tiers: "well capitalized", "adequately capitalized", and “undercapitalized”, “significantly undercapitalized and critically undercapitalized".

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

Insurance Funds

The Corporation is a member of the Bank Insurance Fund (“BIF”) of the FDIC. The FDIC also maintains another insurance fund, the Savings Association Insurance Fund (“SAIF”), which primarily covers savings and loan association deposits but also covers deposits that are acquired by a BIF-insured institution from a savings and loan association. The Corporation had approximately $622.1 million of deposits at December 31, 2004, with respect to which it pays SAIF FICO Assessments.

The Gramm-Leach-Bliley Financial Modernization Act Of 1999

The Gramm-Leach-Bliley Financial Modernization Act of 1999 became effective in early 2000. The Modernization Act:

•
allows bank holding companies meeting management, capital, and Community Reinvestment Act standards to engage in a substantially broader range of non-banking activities than previously was permissible, including insurance underwriting and making merchant banking investments in commercial and financial companies; if a bank holding company elects to become a financial holding company, it files a certification, effective in 30 days, and thereafter may engage in certain financial activities without further approvals;

•	allows insurers and other financial services companies to acquire banks;

•	removes various restrictions that previously applied to bank holding company ownership of securities firms and mutual fund advisory companies; and

•	establishes the overall regulatory structure applicable to bank holding companies that also engage in insurance and securities operations.

The Modernization Act also modified other financial laws, including laws related to financial privacy and community reinvestment.

Community Reinvestment

Under the Community Reinvestment Act (“CRA”), as implemented by OCC regulations, a national bank has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the OCC, in connection with its examination of a national bank, to assess the bank’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such bank.

Recent Legislation

In response to the events of September 11, 2001, the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “USA PATRIOT Act”), was signed into law on October 26, 2001. The USA PATRIOT Act gives the federal government new powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing, and broadened anti-money laundering requirements. By way of amendments to the Bank Secrecy Act, Title III of the USA PATRIOT Act encourages information sharing among bank regulatory agencies and law enforcement bodies. Further, certain provisions of Title III impose affirmative obligations on a broad range of financial institutions, including banks, thrifts, brokers, dealers, credit unions, money transfer agents and parties registered under the Commodity Exchange Act.

Among other requirements, Title III of the USA PATRIOT Act imposes the following requirements with respect to financial institutions:

•
All financial institutions must establish anti-money laundering programs that include, at minimum: (i) internal policies, procedures, and controls; (ii) specific designation of an anti-money laundering compliance officer; (iii) ongoing employee training programs; and (iv) an independent audit function to test the anti-money laundering program.

•
The Secretary of the Department of Treasury, in conjunction with other bank regulators, was authorized to issue regulations that provide for minimum standards with respect to customer identification at the time new accounts are opened.

•
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

•
Financial institutions are prohibited from establishing, maintaining, administering or managing correspondent accounts for foreign shell banks (foreign banks that do not have a physical presence in any country), and will be subject to certain record keeping obligations with respect to correspondent accounts of foreign banks.

•	Bank regulators are directed to consider a holding company’s effectiveness in combating money laundering when ruling on Federal Reserve Act and Bank Merger Act applications.

The federal banking agencies have begun to propose and implement regulations pursuant to the USA PATRIOT Act. These proposed and interim regulations would require financial institutions to adopt the policies and procedures contemplated by the USA PATRIOT Act.

On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002, or the SOA. The stated goals of the SOA are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties by publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws.

The SOA generally applies to all companies, both U.S. and non - U.S., that file or are required to file periodic reports with the Securities and Exchange Commission (the "SEC") under the Securities Exchange Act of 1934, or Exchange Act.

The SOA includes specific disclosure requirements and new corporate governance rules, requires the SEC and securities exchanges to adopt extensive additional disclosure, corporate governance and other related rules and mandates further studies of certain issues by the SEC. The SOA addresses, among other matters:

•	Audit committees for all reporting companies;

•	Certification of financial statements by the chief executive officer and the chief financial officer;

•
The forfeiture of bonuses or other incentive-based compensation and profits from the sale of an issuer’s securities by directors and senior officers in the twelve month period following initial publication of financial statements that later require restatement;

•	A prohibition on insider trading during pension plan black out periods;

•	Disclosure of off-balance sheet transactions;

•	A prohibition on personal loans to directors and officers;

•	Expedited filing requirements for Form 4's;

•	Disclosure of a code of ethics and filing a Form 8-K for a change in or waiver of such code;

•	"Real time" filing of periodic reports;

•	The formation of a public accounting oversight board

•	Auditor independence; and

•	Various increased criminal penalties for violations of securities laws.

Proposed Legislation

From time to time proposals are made in the U.S. Congress and before various bank regulatory authorities, which would alter the policies of and place restrictions on different types of banking operations. It is impossible to predict the impact, if any, of potential legislative trends on the business of the Corporation and the Bank.

C)  Dividend Restrictions

Most of the revenue of the Corporation available for payment of dividends on its capital stock will result from amounts paid to the Parent Corporation by the Bank. There are a number of statutory and regulatory restrictions applicable to the payment of dividends by national banks and bank holding companies. First, the Bank must obtain the approval of the Comptroller of the Currency (the "Comptroller") if the total dividends declared by the Bank in any year will exceed the total of the Bank's net profits (as defined and interpreted by regulation) for that year and retained profits (as defined) for the preceding two years, less any required transfers to surplus. Second, the Bank cannot pay dividends unless, after the payment of such dividends, capital would be unimpaired and remaining surplus would equal 100% of capital. Third, the authority of federal regulators to monitor the levels of capital maintained by the Corporation and the Bank (see Item 7 of this Annual Report on Form 10-K and the discussion of FDICIA above), as well as the authority of such regulators to prohibit unsafe or unsound practices, could limit the amount of dividends which the Parent Corporation and the Bank may pay. Regulatory pressures to reclassify and charge-off loans and to establish additional loan loss reserves also can have the effect of reducing current operating earnings and thus impacting an institution's ability to pay dividends. Regulatory authorities have indicated that bank holding companies which are experiencing high levels of non-performing loans and loan charge-offs should review their dividend policies. Reference is also made to Note 15 of the Notes to the Corporation’s Consolidated Financial Statements included in the 2004 Annual Report incorporated herein by reference.

D)  Statistical Information

(Reference is also made to Exhibit 13.1 of this Annual Report on Form 10-K)

Information regarding interest sensitivity is incorporated by reference to pages 34 through 36 of the 2004 Annual Report to Shareholders (the 2004 Annual Report).

Information regarding related party transactions is incorporated by reference to Note 6 of the Notes to the Corporation’s Consolidated Financial Statements included in the 2004 Annual Report incorporated herein by reference.

I.  Investment Portfolio

a)	For information regarding the carrying value of the investment portfolio, see pages 52-54 of the 2004 Annual Report, which is incorporated herein by reference.

b)	The following table illustrates the maturity distribution and weighted average yield on a tax-equivalent basis for investment securities at December 31, 2004, on a contractual maturity basis.

(Dollars in Thousands)	Obligations of US Treasury & Government Agencies	Obligations of States & Political Subdivisions	Other Securities Federal Reserve & Federal Home Loan Bank Stock	Total
Due in 1 year or less
Amortized Cost	$8,894	$810	$101,839	$111,543
Market Value	8,910	818	$101,763	111,491
Weighted Average Yield	2.21%	6.18%	2.81%	2.79%
Due after one year through five years
Amortized Cost	$9,791	$2,342	$14,869	$27,002
Market Value	9,810	2,454	15,564	27,828
Weighted Average Yield	3.89%	6.68%	6.03%	5.31%
Due after five years through ten years
Amortized Cost	$65,684	$44,415	$15,969	$126,068
Market Value	65,356	44,947	16,387	126,690
Weighted Average Yield	4.05%	5.51%	5.09%	4.70%
Due after ten years
Amortized Cost	$202,323	$54,649	$55,559	$312,531
Market Value	201,773	55,277	58,363	315,413
Weighted Average Yield	4.65%	6.18%	5.79%	5.12%
Total
Amortized Cost	$286,692	$102,216	$188,236	$577,144
Market Value	285,879	103,496	192,077	581,422
Weighted Average Yield	4.41%	5.90%	4.14%	4.59%

c)	There were no municipal securities of a single issuer exceeding 10 percent of stockholders' equity at the end of 2004.

The securities listed in the table above are rated investment grade by Moody’s and/or Standard and Poors and conform to the Corporation’s investment policy guidelines.

The following table sets forth the book value of the Corporation’s investment securities, both available for sale and held to maturity, as of December 31 for each of the last three years.

(Dollars in Thousands)	2004	2003	2002
U.S. government and federal agency obligations	$285,495	$268,638	$320,026
Obligations of U.S. States and political subdivisions	102,605	99,391	36,475
Other Securities	31,361	36,121	60,250
FHLB Stock and other equity securities	158,225	115,084	120,868
Total Book Value	$577,686	$519,234	$537,619

For other information regarding the Corporation's investment securities portfolio, see Pages 28, 29, 36, 41 and 52-54 of the 2004 Annual Report.

II.  Loan Portfolio

The following table presents information regarding the components of the Corporation's loan portfolio on the dates indicated.

	Years Ended December 31
(Dollars in thousands)	2004	2003	2002	2001	2000
Commercial	$150,281	$127,307	$104,481	$89,772	$75,280
Mortgage Real Estate Residential	221,893	214,482	119,674	116,335	117,762
Installment	5,130	7,736	4,896	5,179	5,907
Total	377,304	349,525	229,051	211,286	198,949
Less:
Unearned discount	0	0	0	0	0
Allowance for loan losses	3,781	3,002	2,498	2,191	1,655
Net total	$373,523	$346,523	$226,553	$209,095	$197,294

Since 2000, demand for the Bank's commercial loan, commercial real estate and real estate mortgage products improved gradually. In 2004 the increase in Residential Mortgage Loans is attributable to the low interest environment that spurred increased refinancing activity in the market. Business development and marketing programs coupled with positive market trends supported the growth in 2001, 2002, 2003 and 2004.

The maturities of commercial loans at December 31, 2004 are listed below.

	At December 31, 2004, Maturing
(Dollars in thousands)	In One Year Or Less	After One Year Through Five Years	After Five Years	Total
Construction loans	$10,502	$0	$0	$10,502
Commercial real estate loans	385	0	22,187	22,572
Commercial loans	25,488	8,842	82,877	117,207
Total	36,375	8,842	105,064	150,281
Loans with:
Fixed rates	1,051	5,139	23,786	29,976
Variable rates	42,089	76,155	2,061	120,305
Total	$43,140	$81,294	$25,847	$150,281

Lending is one of Center Bancorp's primary business activities. The Corporation's loan portfolio consists of both retail and commercial loans, serving the diverse customer base in its market area. In 2004, average total loans comprised 41.5 percent of average interest-earning assets. The Corporation has experienced a compound growth rate in average loans since 2000 of 14.47 percent. Average loans amounted to $365.1 in 2004 compared with $276.5 million in 2003 and $222.8 million in 2002. The composition of Center Bancorp's loan portfolio continues to change due to the local economy. Factors such as the economic climate, interest rates, real estate values and employment all contribute to these changes. Loan growth has been generated through business development efforts and entry, through branching, into new markets.

Average commercial loans increased to $145.4 million or by approximately $49.2 million or 51.1 percent in 2004 as compared with 2003. The Corporation seeks to create growth in commercial lending by offering customized products and competitive pricing and by capitalizing on the positive trends in its market area. Specialized products are offered to meet the financial requirements of the Corporation's clients. It is the objective of the Corporation's credit policies to diversify the commercial loan portfolio to limit concentrations in any single industry.

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

Average mortgage loans, which amounted to $214.1 million in 2004, increased $40.1million or 23.0 percent as compared with average mortgage loans of $174.0 million in 2003 (which reflected a 16.8 percent increase over

2002). The Corporation's long-term mortgage portfolio includes both residential and commercial financing. Growth during the past two years largely reflected brisk activity in mortgage financing. Although a portion of the Corporation's commercial mortgages adjust to changes in the prime rate, as well as indices tied to 5 year Treasury Notes, and the Federal Home Loan Bank of New York 5-year advance rate, most of these loans and residential mortgage loans have fixed interest rates.

During 2000, 2001 and 2002 residential loan growth was affected by refinancing activity, competition among lenders and lower interest rates. In 2003, this was mitigated to some extent, by the promotion of variable interest rate products including a 10-year amortizing mortgage, 7/1 adjustable rate mortgage and an aggressive promotional campaign for home equity lines of credit, which resulted in increased volumes in these categories of loans. The momentum of 2003 carried over into 2004 as more variable rate products were promoted, including 3/1 and 5/1 adjustable rate mortgages, and fixed rate home equity loans became a popular choice for home owners.

Average construction loans and other temporary mortgage financing decreased from 2003 to 2004 by $931,000 to $9,316,000. Such loans increased by $694,000 from 2002 to 2003. The change in construction and other temporary mortgage lending has been generated by the market activity of the Corporation’s customers engaging in residential and commercial development throughout New Jersey. Interest rates on such mortgages are generally tied to key short-term market interest rates. Funds are typically advanced to the builder or developer during various stages of construction and upon completion of the project it is contemplated that the loans will be repaid by cash flows derived from the ongoing project.

Loans to individuals include personal loans, student loans, and home improvement loans, as well as financing for automobiles and other vehicles. Such loans averaged $5.6 million in 2004, as compared with $6.3 million in 2003 and $4.9 million in 2002. The decrease in loans to individuals during 2003 was due to decreases in personal loans (single-pay), and in part by declines in automobile loans, as a result of aggressive marketing campaigns by automobile manufacturers.

Home equity loans, as well as traditional secondary mortgage loans, have become popular with consumers due to their tax advantages over other forms of consumer borrowing. Home equity loans and secondary mortgages averaged $41.9 million in 2004, a decrease of $8.2 million or 16.4 percent as compared with average home equity loans of $50.1 million in 2003. Interest rates on floating rate home equity loans are generally tied to the prime rate while most other loans to individuals, including fixed rate home equity loans, are medium-term (ranging between one-to-five years) and carry fixed interest rates. The decrease in home equity loans outstanding during 2004 was due in part to the overall lower interest environment during the first half of 2004, which resulted in substantial refinancing activity into fixed rate equity loans and refinanced first mortgage loans. In addition, the Federal Reserve increased the Federal Funds rate which affects the prime rate five times for a total 2.25 percent during 2004 making home equity loans less attractive for consumers.

At December 31, 2004, the Corporation had total lending commitments outstanding of $102.4 million, of which approximately 44.8 percent were for commercial loans, commercial real estate loans and construction loans.

Credit risks are an inherent part of the lending function. The Corporation has set in place specific policies and guidelines to limit credit risks. The following describes the Corporation's credit management policy and describes certain risk elements in its earning assets portfolio.

Credit Management The maintenance of comprehensive and effective credit policies is a paramount objective of the Corporation. Credit procedures are enforced at each individual branch office and are maintained at the senior administrative level as well as through internal control procedures.

Prior to extending credit, the Corporation's credit policy generally requires a review of the borrower's credit history, collateral and purpose of each loan. Requests for most commercial and financial loans are to be accompanied by financial statements and other relevant financial data for evaluation. After the granting of a loan or lending commitment, this financial data is typically updated and evaluated by the credit staff on a periodic basis for the purpose of identifying potential problems. Construction financing requires a periodic submission by the borrowers of sales/leasing status reports regarding their projects, as well as, in some cases, inspections of the project sites by independent engineering firms and/or independent consultants. Advances are normally made only upon the satisfactory completion of periodic phases of construction.

Certain lending authorities are granted to loan officers based upon each officer's position and experience. However, large dollar loans and lending lines are reported to and are subject to the approval of the Bank's loan committees and/or board of directors. Loan committees are chaired by either the president or a senior officer of the Bank.

The Corporation has established its own internal loan-to-value limits for real estate loans. In general, except as described below, these internal limits are not permitted to exceed the following supervisory limits:

Loan Category	Loan-to-Value Limit

Raw Land	65%
Land Development	75%
Commercial, Multifamily and other non-residential construction	80%
Construction: One to Four Family Residential	85%
Improved Property (excluding One to Four Family Residential)	85%
Owner-Occupied One to Four Family and Home Equity *	90%

*  For a permanent Mortgage or home equity loan on owner occupied one to four family residential property with an LTV that exceeds 90 percent at origination, private mortgage insurance or readily marketable collateral is to be obtained. “Readily marketable collateral” means insured deposits, financial instruments and bullion in which the bank has a perfected interest. Financial instruments and bullion are to be salable under ordinary circumstances with reasonable promptness at a fair market value.

It may be appropriate in individual cases to originate loans with loan-to-value ratios in excess of the supervisory loan-to-value limits, based on support provided by other credit factors. The Chief Credit Officer must approve such non-conforming loans. The Bank must identify all non-conforming loans and their aggregate amount must be reported at least quarterly to the Director’s Loan Committee. Non-conforming loans should not exceed 100% of capital, or 30% with respect to non 1 to 4 family residential loans.

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

Credit quality is monitored through an internal review process, which includes a credit Risk Grading System that facilitates the early detection of problem loans. Under this grading system all commercial loans and commercial mortgage loans are graded in accordance with the risk characteristics inherent in each loan. Problem loans include “Watch List” loans, non-accrual loans, and loans which conform to the regulatory definitions of criticized and classified loans.

A Problem Asset Report is prepared monthly and is examined by the senior management of the Bank, the Corporation’s Loan and Discount Committee and Board of Directors. This review is designed to enable management to take such actions as are considered necessary to identify and remedy problems on a timely basis.

The Bank’s internal loan review process is complimented by an independent loan review conducted on an annual basis, under the mandate and approval of the Corporation’s Board of Directors. In addition, regularly scheduled audits performed by the Bank’s internal audit function are designed to ensure the integrity of the credit and risk monitoring systems currently in place.

Risk Elements. Risk elements include non-performing loans, loans past due ninety days or more as to interest or principal payments but not placed on a non-accrual status, potential problem loans, other real estate owned, net, and other non-performing interest-earning assets.

Non-performing and Past Due Loans, OREO. Non-performing loans include non-accrual loans and troubled debt restructuring. Non-accrual loans represent loans on which interest accruals have been suspended. It is the Corporation's general policy to consider the charge-off of loans when they become contractually past due ninety days or more as to interest or principal payments or when other internal or external factors indicate that collection of principal or interest is doubtful. Troubled debt restructurings represent loans on which a concession was granted to a borrower, such as a reduction in interest rate, which is lower than the current market rate for new debt with similar risks. At December 31, 2004, 2003, 2002 and 2001 the Corporation did not have any other real estate owned (OREO). The Corporation had $49,000 of other real estate owned at December 31, 2000.

Loans accounted for on a non-accrual basis at December 31, 2004, 2003, 2002, 2001 and 2000, are as follows:

(Dollars in thousands)	2004	2003	2002	2001	2000
Mortgage Real Estate	$0	$0	$0	$0	$246
Commercial	$0	$1	$0	$84	$0
Installment	$0	$25	$229	$25	$0
Total non-accrual loans	$0	$26	$229	$109	$246

Accruing loans which are contractually past due 90 days or more as to principal or interest payments are as follows:

	December 31
(Dollars in thousands)	2004	2003	2002	2001	2000
Commercial	$0	$0	$0	$0	$0
Installment	$0	$0	$0	$8	$2
Total non-accrual loans	$0	$0	$0	$8	$2

There were no loans which are "troubled debt restructurings" as of the last day of each of the last five years.

In general, it is the policy of management to consider the charge-off of loans at the point that they become past due in excess of 90 days, with the exception of loans that are secured by cash or marketable securities or mortgage loans, which are in the process of foreclosure.

There were no other known "potential problem loans" (as defined by SEC regulations) as of December 31, 2004 that have not been identified and classified. Classified loans consist of other assets especially mentioned and substandard loans. Other assets especially mentioned and substandard loans amounted to $0 and $205,529, respectively, at December 31, 2004. At December 31, 2003 other assets especially mentioned and substandard loans amounted to $151,000 and $358,000, respectively. The Corporation has no foreign loans.

As of December 31, 2004, $17.6 million of the commercial loan portfolio or 11.7 percent of $150.3 million, represented outstanding working capital loans to various real estate developers. All but $2.7 million of these loans are secured by mortgages on land and on buildings under construction.

For additional information regarding risk elements in the Corporation’s loan portfolio, see pages 30-32 of the 2004 Annual Report and Note 6 of the Notes to Consolidated Financial Statements included in the 2004 Annual Report.

III.  Allowance for Loan Losses

Implicit in the lending function is the fact that loan losses will be experienced and that the risk of loss will vary with the type of loan being made, the creditworthiness of the borrower and prevailing economic conditions. The allowance for loan losses has been allocated below according to the estimated amount deemed to be reasonably necessary to provide for the possibility of losses being incurred within the following categories of loans at December 31, for each of the past five years. The table below shows, for three types of loans, the amounts of the allowance allocable to such loans and the percentage of such loans to total loans. The percentage of loans to total loans is based upon the classification of loans shown on page 10 of this report.

	Commercial		Real Estate Mortgage		Installment		Unallocated
	Amount	Loans to Total Loans	Amount	Loans to Total Loans	Amount	Loans to Total Loans	Amount
(Dollars in thousands)%			%		%			Total
2004	$2,561	39.8	$744	58.8	$8	1.4	$468	$3,781
2003	$1,763	38.6	$986	59.2	$80	2.2	$173	$3,002
2002	$1,846	45.8	$494	52.3	$46	1.9	$112	$2,498
2001	$877	42.5	$876	55.1	$297	2.4	$141	$2,191
2000	$530	37.8	$894	59.2	$191	3.0	$40	$1,655

Information regarding charge-offs and recoveries is incorporated by reference to page 31 of the 2004 Annual Report.

IV.   Deposits

Information regarding average amounts/rates of deposits is incorporated by reference to pages 27 and 41 of the 2004 Annual Report. Information regarding the maturity of time certificates of deposit of $100,000 or more and other time certificates of deposit is presented in the table below as of December 31, 2004

(Dollars In Thousands)	3 Months or Less	Over 3 Months Through 6 Months	Over 6 Months Through 12 Months	Over 12 Months	Total
Time certificates of deposit of $100,000 or greater	$125,808	$22,908	$12,409	$2,685	$163,810
Time certificates of deposit of less than $100,000	14,758	35,855	11,854	23,736	86,203

V.  Return on Equity and Assets

Information regarding the return on average assets, return on average equity, the equity to assets ratio and dividend payout ratio is incorporated by reference to pages 1 and 21 of the 2004 Annual Report. Return on average assets was 0.81 percent, 0.74 percent and 1.07 percent for the years ended December 31, 2004, 2003, and 2002, respectively. The dividend payout ratio was 42.5 percent, 47.0 percent and 34.3 percent for the years ended December 31, 2004, 2003 and 2002, respectively. Return on tangible average shareholders equity was 13.7 percent in 2004 compared with 12.9 percent in 2003 and 17.3 percent in 2002.

VI.  Short-term Borrowings

Information regarding the amount outstanding of short-term borrowings is incorporated by reference to pages 37 and 38 of the 2004 Annual Report.

ITEM 2 - Properties

The Bank's operations are located at five sites in Union Township, one in Springfield Township, one in Berkeley Heights, one in Vauxhall and one in Summit, Union County, New Jersey. The Bank also has one site in Madison, and two sites in Morristown, Morris County, New Jersey. The principal office is located at 2455 Morris Avenue, Union, Union County, New Jersey. The principal office is a two story building constructed in 1993. On October 3,

2003 the Bank purchased a 19,555 square foot office facility on Springfield Road in Union New Jersey, which serves as the Bank’s new Operations and Data Center. On December 1, 2004 the Corporation signed an agreement to purchase premises at 44 North Avenue Cranford, New Jersey to be used to construct a full service branch facility.

Six of the locations are owned by the Bank and six of the locations are leased by the Bank. The lease of the Five Points Branch located at 356 Chestnut Street, Union, New Jersey expires November 30, 2007 and is subject to renewal at the Bank's option. The lease of the Career Center Branch located in Union High School which expired on March 30, 2002, was renegotiated during 2003, with the Union Township Board of Education and expires October 31, 2008. The lease of the Madison office located at 300 Main Street, Madison, New Jersey expires June 6, 2005 and is subject to renewal at the Bank's option. The lease of the Millburn Mall Branch located at 2933 Vauxhall Road, Vauxhall, New Jersey expires January 31, 2013 and is subject to renewal at the Bank's option. The lease of the Morristown office located at 86 South Street, Suite 2A, Morristown, New Jersey expires February 28, 2008 and is subject to renewal at the Bank’s option. The lease of the Summit branch located at 392 Springfield Avenue, Summit, New Jersey expires March 31, 2009 and is subject to renewal at the Bank’s option. (See page xx of the 2004 Annual Report for a complete listing of all branches and locations. The Drive In/Walk Up located at 2022 Stowe Street, Union, New Jersey is adjacent to a part of the Center Office facility.) The Bank has one off-site ATM at Union Hospital, 100 Galloping Hill Road, Union, New Jersey and another offsite ATM at the New Jersey Transit Union Train Station located on Green Lane in Union, New Jersey.

ITEM 3 - Legal Proceedings

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

ITEM 4 - Submission of Matters to a Vote of Security Holders

The Corporation had no matter submitted to a vote of security holders during the fourth quarter of 2004.

ITEM 4A - Executive Officers

The following table sets forth the name and age of each executive officer of the Parent Corporation, the period during which each such person has served as an officer of the Parent Corporation or the Bank and each such person's business experience (including all positions with the Parent Corporation and the Bank) for the past five years:

Name and Age	Officer Since	Business Experience
John J. Davis	1982 the Parent Corporation	President & Chief Executive Officer
Age - 62	1977 the Bank	of the Parent Corporation and the Bank
Anthony C. Weagley	1996 the Parent Corporation	Vice President & Treasurer of the Parent Corporation
Age - 43	1985 the Bank	Senior Vice President & Cashier (1996-Present),
Vice President & Cashier (1991 - 1996) and
Assistant Vice President (1991-1997) of the Bank
Charles E. Nunn	2004 the Parent Corporation:	Vice President of the Parent Corporation and
Age - 52	2004 the Bank	Senior Vice President of the Bank (2004-Present)
Senior Vice President of UnitedTrust Bank (1996-2004)
John F. McGowan	1998 the Parent Corporation	Vice President of the Parent Corporation
Age -58	1996 the Bank	Senior Vice President (1998-Present) and
Lori A. Wunder	1998 the Parent Corporation	Vice President of the Parent Corporation
Age - 40	1995 the Bank	Senior Vice President (1998-Present)
Vice President (1997-1998)
Assistant Vice President (1996-1997) and
Assistant Cashier (1995-1996) of the Bank
Julie D'Aloia	1999 the Parent Corporation	Vice President & Secretary (2001-Present)
Age - 43		Corporate Secretary (1998-2000) of the Corporation
	1998 the Bank	Senior Vice President & Secretary (2001-Present)
Assistant-To-The-President of the Bank and
Corporate Secretary (1995-1998) of the Bank
William E. Arnold	2000 the Parent Corporation	Vice President of the Parent Corporation
Age - 53	2000 the Bank	Senior Vice President & Chief Credit Officer
of the Bank (2000-Present)
Executive V. P. and Senior Company Officer
of Metropolitan State Bank (1996-2000)
Mark S. Cardone	2001 the Parent Corporation	Vice President of the Parent Corporation
Age - 41	2001 the Bank	Senior Vice President & Branch Administrator
of the Bank (2001 - Present)
Vice President of Fleet Bank (1996-2001)

Part II

ITEM 5 - Market Information for the Registrant's Stock and Related Stockholder Matters

The information required by Item 5 of Form 10-K appears on page 40 of the 2004 Annual Report to shareholders (the “2004 Annual Report”) and is incorporated herein by reference. As of December 31, 2004 there were 529 holders of record of the Parent Corporation's Common Stock.

The following table gives information about the Corporation’s Common Stock that my be issued upon the exercise of options, warrants and rights under the Corporation’s 1999 Incentive Plan, 1993 Employee Stock Option Plan, 1993 Outside Director Stock Option Plan and 2003 Non-Employee Director Stock Option Plan as of December 31, 2004. These plans were the Corporation’s only equity compensation plans in existence as of December 14, 2004.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Number of Securities Remaining Available for Future Issuance Under Equity Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Compensation Plans (Excluding Securities Reflected in Column (a)) (c)

Equity Compensation Plans Approved by Shareholders	225,884	$4.74 - $16.67	772,180

Equity Compensation Plans Not Approved by Shareholders	—	—	—

Total	225,884	$4.74 - $16.67	772,180

ITEM 6 - Selected Financial Data

The information required by Item 6 of Form 10-K appears on pages 1 and 21 of the 2004 Annual Report and is incorporated herein by reference.

ITEM 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations

The information required by Item 7 of Form 10-K appears on pages 22 through 40 of the 2004 Annual Report and is incorporated herein by reference.

ITEM 7A - Quantitative and Qualitative Disclosures About Market Risk

The information required by Item 7A of Form 10-K appears on pages 34 through 37 of the 2004 Annual Report and is incorporated herein by reference.

ITEM 8 - Financial Statements and Supplementary Data

The information required by Item 8 of Form 10-K appears on pages 42 through 45 of the 2004 Annual Report and is incorporated herein by reference.

ITEM 9 - Changes In and Disagreements with Accountants on Accounting and Financial Disclosures

None

ITEM 9A - Controls and Procedures

Evaluation of Disclosure Controls and Procedures

During the fourth quarter of 2004, the Corporation’s management, including the principal executive officer and principal financial officer, evaluated the Corporation’s disclosure controls and procedures (as defined in Rules 13a-

15(e) and 15d-15(e) under the Securities Exchange Act of 1934) related to the recording, processing, summarization, and reporting of information in the Corporation’s periodic reports that the Corporation files with the SEC. These disclosure controls and procedures have been designed to ensure that material information relating to the Corporation, including its subsidiaries, is made known to the Corporation’s management, including these officers, by other of the Corporation’s employees, and that this information is recorded, processed, summarized, evaluated, and reported, as applicable, within the time periods specified in the SEC’s rules and forms. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The Corporation’s controls and procedures can only provide reasonable, not absolute, assurance that the above objectives have been met.

Based on their evaluation as of December 31, 2004, the Corporation’s principal executive officer and principal financial officer have concluded that the Corporation’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Corporation in the reports that the Corporation files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Management’s Report on Internal Control Over Financial Reporting

The management of Center Bancorp, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting. The Corporation’s internal control system is a process designed to provide reasonable assurance to the Corporation’s management and board of directors regarding the preparation and fair presentation of published financial statements.

Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Corporation; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Corporation’s assets that could have a material effect on our financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Corporation’s management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2004. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on our assessment we believe that, as of December 31, 2004, the Corporation’s internal control over financial reporting is effective based on those criteria.

The Corporation’s independent registered public accounting firm that audited the consolidated financial statements has issued an audit report on our assessment of, and the effective operation of, the Corporation’s internal control over financial reporting as of December 31, 2004. This report appears on page 71 in the 2004 Annual Report and is incorporated herein by reference.

Changes in Internal Controls Over Financial Reporting

There have been no changes in the Corporation’s internal control over financial reporting that occurred during the last fiscal quarter to which this Annual Report on Form 10-K relates that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

ITEM 9B - Other Information

None

Part III

ITEM 10 - Directors of the Registrant

Except as set forth in the next paragraph the Corporation responds to this item by incorporating herein by reference the material responsive to such item in the Corporation's definitive proxy statement for its 2005 Annual Meeting of Stockholders.

The Corporation maintains a code of ethics applicable to the Corporation’s chief executive officer, senior financial professional personnel (including the Corporation’s chief financial officer, principal accounting officer or controller and persons performing similar transactions), all other executive officers and all directors. A copy of this code of ethics is referred to in Exhibit 14.1 to this Annual Report. The Corporation also maintains a code of conduct applicable to all other employees. A copy of that code of conduct is referred to in Exhibit 99.1 to this Annual Report.

ITEM 11 - Executive Compensation

The Corporation responds to this item by incorporating herein by reference the material responsive to such item in the Corporation's definitive proxy statement for its 2005 Annual Meeting of Stockholders.

ITEM 12 - Security Ownership of Certain Beneficial Owners and Management

The Corporation responds to this item by incorporating herein by reference the material responsive to such item in the Corporation's definitive proxy statement for its 2005 Annual Meeting of Stockholders.

ITEM 13 - Certain Relationships and Related Transactions

The Corporation responds to this item by incorporating herein by reference the material responsive to such item in the Corporation's definitive proxy statement for its 2005 Annual Meeting of Stockholders.

ITEM 14 - Principal Accountant Fees and Services

The Corporation responds to this item by incorporating herein by reference the material responsive to such item in the Corporation's definitive proxy statement for its 2005 Annual Meeting of Stockholders.

Part IV

ITEM 15 - Exhibits and Financial Statement Schedules

A2. Financial Statement Schedules

All Schedules have been omitted as inapplicable, or not required, or because the required information is included in the Consolidated Financial Statements or the notes thereto.

A3. Exhibits

3.1	Certificate of Incorporation of the Registrant is incorporated by reference to exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.
3.2	By- Laws of the Registrant is incorporated by reference to exhibit 3.2 to the Registrant’s Annual Report on Form 10K for the year ended December 31, 1998.
10.1	Employment agreement between the Registrant and John F. McGowan, dated as of January 1, 1999.
10.2	Employment agreement between the Registrant and John J. Davis is incorporated by reference to exhibit 10.2 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995
10.3	The Registrant's 1993 Employee Stock Option Plan is incorporated by reference to exhibit 10.3 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993
10.4	The Registrant's 1993 Outside Director Stock Option Plan is incorporated by reference to exhibit 10.4 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993
10.5	Supplemental Executive Retirement Plans ("SERPS") are incorporated by reference to exhibit 10.5 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994
10.6	Executive Split Dollar Life Insurance Plan is incorporated by reference to exhibit 10.5 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994
10.7
Employment agreement between the Registrant and Anthony C. Weagley, dated as of January 1, 1996 is incorporated by reference to exhibit 10.7 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995

10.8
Employment agreement between the Registrant and Lori A. Wunder, dated as of January 1, 1999 is incorporated by reference to exhibit 10.8 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001.

10.9
Employment agreement between the Registrant and William E. Arnold, dated as of January 1, 2002 is incorporated by reference to exhibit 10.9 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001.

10.10	Directors’ Retirement Plan is incorporated by reference to exhibit 10.10 to the Registrant’s Annual Report on Form 10K for the year ended December 31, 1998.

10.11	Center Bancorp, Inc. 1999 Stock Incentive Plan is incorporated by reference to exhibit 10.11 to the Registrant’s Annual Report on Form 10K for the year ended December 31, 1999.
10.12
Indenture between Registrant and State Street Bank and Trust Company as debenture trustee for floating rate junior subordinated deferrable interest debentures due 2031, is incorporated by reference to exhibit 10.13 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001.

10.13
The Registrant’s amended and restated declaration of Trust of Center Bancorp Statutory Trust 1, dated December 18, 2001 is incorporated by reference to Exhibit 10.13 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001.

10.14
Guarantee agreement by Registrant and between Center Bancorp, Inc. and State Street Bank and Trust Company of Connecticut, National Association, dated as of December 18, 2001 is incorporated by reference to Exhibit 10.15 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001.

10.15
Registrant’s Placement Agreement dated December 12, 2003 with Sandler O'Neill & Partners, L.P. to issue and sell $5 million aggregate liquidation amount of floating rate MMCapS(SM) Securities is incorporated by reference to Exhibit 10.15 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.

10.16
Indenture dated as of December 19, 2003, between the Registrant and Wilmington Trust Company relating to $5.0 million aggregate principal amount of floating rate debentures is incorporated by reference to Exhibit 10.16 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.

10.17
Amended and restated Declaration of Trust of Center Bancorp Statutory Trust II, dated as of December 19, 2003 is incorporated by reference to Exhibit 10.17 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.

10.18
Guarantee agreement between Registrant and Wilmington Trust Company dated as of December 19, 2003 is incorporated by reference to Exhibit 10.18 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.

10.19	Senior Officer Protection Plan is incorporated by reference to Exhibit 10.19 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.
10.20
Stock Purchase Agreement, dated September 29, 2004, relating to a September 2004 private placement of securities, is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated October 1, 2004.

10.21
Registration Rights Agreement, dated September 29, 2004, relating to securities issued in a September 2004 private placement of securities, is incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated October 1, 2004.

10.22	The Registrant’s 2003 Non-Employee Director Stock Option Plan is incorporated by reference to Exhibit C to the Registrant's proxy statement for its 2004 annual meeting of shareholders.
10.23	Employment Agreement between the Registrant and Julie D’Aloia, dated as of January 1, 2001.
10.24	Employment Agreement between the Registrant and Mark S. Cardone, dated as of January 1, 2003.
11.1	Statement regarding computation of per share earnings is omitted because the computation can be clearly determined from the material incorporated by reference in this Report.
13.1	Parts of Registrant's Annual Report to Shareholders for the year ended December 31, 2004 which are incorporated by reference.
14.1	Code of Ethics is incorporated by reference to Exhibit 14.1 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.
21.1	Subsidiaries of the Registrant
23.1	Consent of Independent Registered Public Accounting Firm
24.1	Power of Attorney
31.1	Personal certification of the chief executive officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002
31.2	Personal certification of the chief financial officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002
32.1	Personal certification of the chief executive officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002
32.2	Personal certification of the chief financial officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002
99.1	Code of conduct is incorporated by reference to Exhibit 99.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.
99.2	Risk Factors

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Center Bancorp Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTER BANCORP, INC.

/s/ JOHN J. DAVIS
John J. Davis
President and Chief Executive Officer

Dated March 15, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, in the capacities described below and on the date indicated above:

/s/ ALEXANDER BOL *	/s/ HUGO BARTH, III *
Alexander A. Bol	Hugo Barth, III
Director and Chairman of the Board	Director

/s/ JOHN J. DAVIS
John J. Davis	/s/ DONALD G. KEIN *
President and Chief Executive Officer	Donald G. Kein
and Director	Director

/s/ JAMES J. KENNEDY *	/s/ HERBERT SCHILLER *
James J. Kennedy	Herbert Schiller
Director	Director

/s/ PAUL LOMAKIN, JR. *	/s/ NORMAN F. SCHROEDER *
Paul Lomakin, Jr.	Norman F. Schroeder
Director	Director

/s/ EUGENE V. MALINOWSKI *	/s/ BRENDA CURTIS *
Eugene V. Malinowski	Brenda Curtis
Director	Director

/s/ WILLIAM THOMPSON *	/s/ ANTHONY C. WEAGLEY
William Thompson	Anthony C. Weagley
Director	Vice President & Treasurer (Chief Accounting and Financial Officer)

* /s/ ANTHONY C. WEAGLEY
Anthony C. Weagley
Attorney-in-Fact

FINANCIAL HIGHLIGHTS

	For the years ended December 31,
(Dollars in thousands, except per share data)	2004	2003	Percent Change
Earnings
Net Interest Income	$26,081	$23,193	12.45
Provision for Loan Losses	752	522	44.06
Other Income (net of gains on securities sold)	3,240	2,981	8.69
Gain on Securities Sold	148	266	(44.36)
Other Expenses	19,471	18,336	6.19
Net Income	7,622	6,419	18.74
Cash Dividends Declared	3,238	3,014	7.43
Per Share Data
Net Income
Basic	$0.83	$0.72	15.28
Diluted	0.82	0.71	15.49
Cash Dividends Paid	0.36	0.34	5.88
Book Value	6.92	6.06	14.19
Tangible Book Value	6.71	5.82	15.29
At Year End:
Market Value	Bid Ask	Bid Ask
Per common share	$13.11 $13.15	$18.69 $18.72
At Year End:
Investment Securities	$577,686	$519,234	11.26
Loans	377,304	349,525	7.95
Assets	1,009,015	922,289	9.40
Deposits	702,272	632,921	10.96
Long-Term Borrowings	115,000	115,000	0.00
Short-Term Borrowings	101,357	99,724	1.64
Subordinated Debentures	15,465	15,465	0.00
Stockholders’ Equity	68,643	54,180	26.69
Shares Outstanding	9,922,356	8,944,442	10.93
Financial Ratios
Return on average assets	.81%	.74%
Return on average stockholders’ equity	13.17%	12.35%
Return on tangible average stockholders’ equity	13.67%	12.87%
Cash dividend declared as a percent of net income	42.48%	46.96%
Stockholders’ equity as a percent of total assets	6.80%	5.88%
Tangible stockholders’ equity as a percent of total assets	6.60%	5.65%
Risk Based Tier I Capital Ratio	14.03%	13.22%
Risk Based Tier I and Tier II Capital Ratio	14.68%	13.81%
Tier I Leverage Ratio	8.22%	7.44%

All per common share amounts have been adjusted retroactively for common stock splits and common stock dividends during the periods presented.

Summary of Selected Statistical Information and Financial Data

	YEARS ENDED DECEMBER 31,
(IN THOUSANDS, EXCEPT PER SHARE DATA)	2004	2003	2002	2001	2000
SUMMARY OF INCOME
Interest income	$40,049	$35,919	$40,469	$38,369	$35,655
Interest expense	13,968	12,726	14,522	16,007	16,183
Net interest income	26,081	23,193	25,947	22,362	19,472
Provision for loan losses	752	522	360	656	363
Net interest income after provision for loan losses	25,329	22,671	25,587	21,706	19,109
Other income	3,388	3,247	3,335	2,488	1,633
Other expense	19,471	18,336	17,198	15,216	13,347
Income before income tax expense	9,246	7,582	11,724	8,978	7,395
Income tax expense	1,624	1,163	3,721	2,967	2,390
Net income	$7,622	$6,419	$8,003	$6,011	$5,005
STATEMENT OF FINANCIAL CONDITION DATA
Investments	$577,686	$519,234	$537,619	$417,274	$330,267
Total loans	377,304	349,525	229,051	211,236	198,949
Total assets	1,009,015	922,289	823,436	689,603	569,553
Deposits	702,272	632,921	616,351	497,833	425,296
Long-term borrowings	115,000	115,000	65,000	60,000	50,000
Stockholders’ equity	$68,643	$54,180	$51,054	$44,296	$39,182
DIVIDENDS
Cash dividends	$3,238	$3,014	$2,747	$2,338	$2,265
Dividend payout ratio	42.5%	47.0%	34.3%	38.9%	45.3%
CASH DIVIDENDS PER SHARE
Cash dividends	$0.36	$0.34	$0.33	$0.28	$0.28
EARNINGS PER SHARE
Basic	$0.83	$0.72	$0.91	$0.69	$0.57
Diluted	$0.82	$0.71	$0.90	$0.69	$0.57
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	9,218,933	8,899,164	8,813,156	8,687,242	8,738,869
Diluted	9,274,006	8,992,354	8,884,012	8,759,642	8,784,806
OPERATING RATIOS
Return on average assets	.81%	.74%	1.07%	0.99%	0.94%
Average shareholder’s equity to average assets	6.14%	5.96%	6.46%	7.02%	6.97%
Return on tangible average equity	13.67%	12.87%	17.33%	14.86%	14.43%
BOOK VALUE
Book value per common share	$6.92	$6.06	$5.77	$5.07	$4.54
Tangible book value per common share	$6.71	$5.82	$5.53	$4.83	$4.27
NON-FINANCIAL INFORMATION
Common stockholders of record+	529	527	542	543	581
Staff-Full time equivalent	192	191	182	172	156

Footnote: All per common share amounts have been adjusted retroactively for common stock splits and common stock dividends during the periods presented.

MANAGEMENT’S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION & RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The accounting and reporting policies followed by Center Bancorp, Inc. and its subsidiaries (the “Corporation”) conform, in all material respects, to accounting principles generally accepted in the United States of America. In preparing the consolidated financial statements, management has made estimates, judgments and assumptions that affect the reported amounts of assets and liabilities as of the dates of the consolidated statements of condition and results of operations for the periods indicated. Actual results could differ significantly from those estimates.

The Corporation’s accounting policies are fundamental to understanding Management’s Discussion and Analysis of financial condition and results of operations. The most significant accounting policies followed by the Corporation are presented in Note 1 of the Notes to Consolidated Financial Statements. The Corporation has identified its policies on the allowance for loan losses and income tax liabilities to be critical because management has to make subjective and/or complex judgments about matters that are inherently uncertain and could be most subject to revision as new information becomes available. Additional information on these policies can be found in Note 1 of the Notes to Consolidated Financial Statements.

The allowance for loan losses represents management’s estimate of probable credit losses inherent in the loan portfolio. Determining the amount of the allowance for loan losses is considered a critical accounting estimate because it requires significant judgment and the use of estimates related to the amount and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends and conditions, all of which may be susceptible to significant change. The loan portfolio also represents the second largest asset type on the Consolidated Statements of Condition. Note 1 of the Notes to Consolidated Financial Statements describes the methodology used to determine the allowance for loan losses and a discussion of the factors driving changes in the amount of the allowance for loan losses is included in this MD&A.

The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. Judgment is required in assessing the future tax consequences of events that have been recognized in the Corporation’s consolidated financial statements or tax returns. Fluctuations in the actual outcome of these future tax consequences could impact the Corporation’s consolidated financial condition or results of operations. Notes 1 and 10 of the Notes to Consolidated Financial Statements include additional discussion on the accounting for income taxes.

INTRODUCTION

The following introduction to Management’s Discussion and Analysis highlights the principal factors that contributed to the Corporation’s earnings performance in 2004.

While profitability improved in 2004 as compared with the results achieved in 2003, the Corporation reported earnings in 2004 that continued to reflect positive trends in performance results and core growth in market share. We continued to take strategic action on improving our net interest margin, maintaining credit quality, sustaining growth in noninterest revenue and growing our core deposits, and continued to have healthy increases in the loan portfolio.

Earnings performance in 2004 improved despite the challenges resulting from the continued economic uncertainty, competitive environment and increase of 6.19 percent in operating overhead. The increased operating overhead was primarily related to expenditures required to comply with Section 404 of the Sarbanes-Oxley Act of 2002.

For the year ended December 31, 2004, net income increased 18.74 percent to $7,622,000 or $.82 per diluted share, as compared to $6,419,000 or $.71 per diluted share earned for the year ended December 31, 2003. Strong interest-earning asset growth in the loan portfolio helped to mitigate some effects of interest rate pressure, with loans at December 31, 2004 increasing $27.8 million to a record year-end level of $377.3 million (up 7.95 percent over the prior year-end).

The loan growth has been fueled by strong demand for commercial and residential mortgage loans. A strong commercial real estate and residential housing market prevailed throughout the year in our market in New Jersey, despite the uncertain economic climate at both the state and national levels. We are encouraged by the strength of loan demand and positive momentum gained this past year in growing that segment of earning-assets.

While asset quality continues to remain high and credit culture conservative, during 2004, a total of $752,000 was provided to the allowance for loan losses, to maintain adequate loan loss reserves in relationship with loan portfolio growth and the change in the loan mix to include a higher percentage of commercial related real estate loans. At December 31, 2004, the total allowance for loan and lease losses amounted to 1.00 percent of total loans.

The Corporation announced on December 20, 2004 that it would acquire Red Oak Bank, a state-chartered bank headquartered in Hanover Township, New Jersey. The total value of the acquisition, including stock options, is approximately $26.3 million. Pursuant to the merger agreement, Red Oak Bank will be merged into Center Bancorp’s subsidiary, Union Center National Bank. The Corporation anticipates a closing to occur in the first half of 2005, contingent upon receiving regulatory and shareholder approvals. Center Bancorp expects the acquisition of Red Oak Bank to be accretive to earnings within one year following the closing of the merger. This statement represents a “forward looking statement” under the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from this projection due to various risks and uncertainties, including risks relating to the Corporation’s ability to match interest sensitive assets and liabilities, general economic conditions, the strength of Red Oak Bank, borrowings and other risks cited in Exhibit 99.2 to our Annual Report on Form 10-K.

The ability to acquire a local community bank located in such an attractive market as Morristown, New Jersey strengthens the Corporation’s foothold in a market area where the company already has a presence, and allows us to remain dedicated to our focus of quality service in each of our local markets, which has been the cornerstone to our success for over 80 years. The acquisition is expected to create synergies and operational efficiencies.

The geographic expansion of the Corporation into desirable markets, such as Summit, New Jersey and into Morris County with branches in Madison and Morristown, New Jersey over the past several years, has contributed to the growth in market share, as well as increased loan demand and growth in deposits. In October the Corporation opened Union Center National Bank’s new 19,555 square foot operations and data center facility on Springfield Road in Union. This step is expected to enhance the Corporation’s ability to continue to grow and expand its product lines for future success.

Deposit growth was strong in 2004. The growth in average deposits was reflected in core interest-bearing accounts, premium savings and demand deposits. At December 31, 2004, total deposits for the Corporation were $702.3 million. Non-interest bearing core deposits, a low-cost source of funding, continue to be a key-funding source. At December 31, 2004, this source of funding amounted to $127.2 million or 13.6 percent of total funding sources and 18.1 percent of total deposits. However, more volatile rate sensitive deposits, principally certificates of deposits $100,000 and greater increased to 23.3 percent of total deposits at December 31,2004 from 9.2 percent one year earlier.

For the year 2004 average interest-earning assets grew $69.6 million or 8.59 percent over the comparable twelvemonth period ended December 31, 2003. Average interest-bearing liabilities increased $55.8 million, an increase of 8.04 percent over the comparable period in 2003.

Non-interest revenue increased as a percentage of total revenue in 2004. This revenue, exclusive of gains on securities sold (which decreased $118,000 during 2004), increased $259,000 or 8.69 percent in 2004 as compared with 2003. The prior year contained a one-time mortality gain of $96,000. The change from the comparable period in 2003 was driven primarily by the increase in fees generated by lending activities, an increase of $58,000 or 19.0 percent. This amount includes loan servicing and mortgage banking fees and letter of credit fees. Other income decreased as a result of a decrease in the cash surrender value of bank owned life insurance, which amounted to $734,000 or a reduction of $64,000 for the year ended December 31, 2004 in comparison to $798,000 for the comparable period of 2003. Consistent levels of service charges commissions and fees supported by increased customer activity resulted in increased overdraft, ATM and debit card fees.

Operating expenses for the year increased 6.19 percent, primarily from expenses related to compliance required by Section 404 of the Sarbanes-Oxley Act of 2002.

MANAGEMENT’S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION & RESULTS OF OPERATIONS continued

Total assets at December 31, 2004, were $1.01 billion, an increase of 9.40 percent from assets of $922.3 million at December 31, 2003. Annualized returns on average assets for the year ended December 31, 2004 was .81 percent compared to ..74 percent for 2003.

Total stockholders’ equity increased 26.7 percent over 2003 to $68.6 million, and represented 6.80 percent of total assets at year-end. Book value per common share was $6.92, as compared with $6.06 a year ago. Tangible book value per common share increased to $6.71 from $5.82 a year ago. Return on average stockholders’ equity for the year ended December 31, 2004 was 13.2 percent compared to 12.4 percent for 2003. This increase in return was primarily due to an increase in earnings attributable in part to the net interest margin improvement experienced in 2004. The Tier I Leverage capital ratio increased to 8.22 percent of total assets at December 31, 2004, as compared with 7.44 percent at December 31, 2003.

A key element of the Corporation’s consistent performance is its strong capital base. Our consolidated statement of condition reflects $15.5 million in subordinated debentures as of December 31, 2004. The most recent issuance of $5.0 million in floating rate MMCapS(SM) Securities occurred on December 19, 2003. The Corporation has used the net proceeds of this issuance for working capital and other general corporate purposes, including capital contributions to the Company’s banking subsidiary to support its growth strategies. These securities presently are included as a component of Tier I capital for regulatory capital purposes. As a result of the adoption of FASB Interpretation No. 46, these securities are classified as subordinated debentures on the Consolidated Statement of Condition.

The Corporation’s risk-based capital ratios at December 31, 2004 were 14.03 percent for Tier I capital and 14.68 percent for total risk-based capital. These ratios substantially exceed the regulatory minimum of 4 percent for Tier I capital and 8 percent for total capital under regulatory guidelines. Total Tier 1 capital increased to approximately $81.5 million at December 31, 2004 from $66.3 million at December 31, 2003. The increase in Tier 1 capital reflects the issuance of 888,888 common shares to a limited number of accredited investors in a private placement of the Corporation’s shares on September 29, 2004. These shares were issued at a purchase price of $11.25 per share. Net proceeds to the Corporation were approximately $9.4 million, after commissions and expenses. The growth in Tier 1 capital also reflects the impact of the issuance of subordinated debentures in 2003.

From a performance viewpoint, return on tangible average shareholders’ equity was 13.7 percent in 2004, compared with 12.9 percent for 2003 and 17.3 percent in 2002.

The Corporation announced a common stock buyback program on January 24, 2002, under which the Corporation was authorized to purchase up to 253,575 shares (restated to reflect the 5 percent common stock dividend distributed on June 1, 2002, the two-for one common stock split distributed on June 2, 2003 and the 5 percent common stock dividend distributed June 1, 2004) of the Center Bancorp’s outstanding common stock. Under the program, repurchases may be made from time to time as, in the opinion of management, market conditions warrant, in the open market or in privately negotiated transactions. As of December 31, 2004 the Corporation had repurchased 54,600 shares under the program at an average cost of $9.85 per share.

Non-historical statements set forth in this Annual Report constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements include expressions about management’s confidence and strategies and management’s expectations about new and existing programs and products, relationships, opportunities, technology and market conditions. These statements may use such forward-looking terminology as “expect”, “look”, “believe”, “plan”, “anticipate”, “may”, “will” or similar statements or variations of such terms or otherwise express views concerning trends and the future. Such forward-looking statements involve certain risks and uncertainties. These include, but are not limited to, the direction of interest rates, continued levels of loan quality, origination volume, the impact of competition and continued relationships with major customers including sources for loans, the effects of economic conditions and legal and regulatory barriers and structure, including those relating to the deregulation of the financial services industry, and other risks we have described in documents that we have filed with the SEC. Actual results could differ materially from such forward-looking statements. Center Bancorp, Inc. assumes no obligation for updating any such forward-looking statements at any time.

Center Bancorp plans to file a Registration Statement on SEC Form S-4 in connection with the Red Oak Bank merger and the parties expect to mail a Proxy Statement/Prospectus to shareholders containing information about the merger. INVESTORS AND SECURITY HOLDERS ARE URGED TO READ THE REGISTRATION STATEMENT AND THE PROXY STATEMENT/PROSPECTUS CAREFULLY WHEN THEY ARE AVAILABLE. THE REGISTRATION STATEMENT AND THE PROXY STATEMENT/PROSPECTUS WILL CONTAIN IMPORTANT INFORMATION ABOUT CENTER BANCORP, RED OAK, THE MERGER AND RELATED MATTERS. Investors and security holders will be able to obtain free copies of these documents through the web site maintained by the U.S. Securities and Exchange Commission at http//www.sec.gov. In addition to the Registration Statement and the Proxy Statement/Prospectus, Center Bancorp files annual, quarterly and special reports, proxy statements and other information with the Securities and Exchange Commission. You may read and copy any reports, statements and other information filed by Center Bancorp at the SEC public reference rooms at 450 Fifth Street, N.W., Washington, D.C. 20549 or at the Commission’s other public reference rooms in New York, New York and Chicago, Illinois. Please call the Commission at 1-800-SEC-0330 for further information on public reference rooms. Center Bancorp’s filings with the Commission also are available to the public from commercial document-retrieval services and at the web site maintained by the Commission at http//www.sec.gov. Red Oak, its directors, executive officers and certain members of management and employees may be soliciting proxies from Red Oak’s stockholders in favor of the adoption of the merger agreement. A description of any interests that Red Oak’s directors and executive officers have in the merger will be available in the Proxy Statement/Prospectus.

The following sections discuss the Corporation’s Results of Operations, Asset and Liability Management, Liquidity and Capital Resources.

RESULTS OF OPERATIONS

Net income and earnings per share (basic and diluted) increased by 18.74 percent, 15.28 percent and 15.49 percent, respectively, for the year ended December 31, 2004, compared to the year ended December 31, 2003. This compared to decreases of 19.79 percent, 20.00 percent and 21.05 percent, respectively, for the year ended December 31, 2003, as compared to the year ended December 31, 2002. Net income for the year ended December 31, 2004 was $7,622,000 as compared to $6,419,000 earned in 2003 and $8,003,000 earned in 2002.

All common share and per share information for all periods presented have been retroactively restated for common stock splits and common stock dividends distributed to common stockholders during the periods presented.

The return on average assets was .81 percent for the year ended December 31, 2004 as compared with .74 percent for 2003 and 1.07 percent for 2002, while the return on tangible average stockholders’ equity was 13.67 percent, 12.87 percent and 17.33 percent, respectively.

Earnings performance for the year ended December 31, 2004, reflected continued adherence to the Corporation’s strategic initiatives. These initiatives are designed to sharpen our business focus and strengthen our financial performance, emphasizing the importance of core relationship business and a conservative credit culture. Earnings for the year were fueled by a higher level of interest-earning assets, an improvement in the net interest margin and gains in non-interest revenue. These improvements were accompanied by an increase in non-interest expense and an increase in the provisions for loan losses and taxes.

MANAGEMENT’S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION & RESULTS OF OPERATIONS continued

NET INTEREST INCOME

The most significant component of Center Bancorp’s earnings is net interest income, which is the difference between the interest earned in the portfolio of earning-assets (principally loans and investments) and the interest paid for deposits and borrowings, which support these assets. There were several factors that affected net interest income during 2004, including the volume, pricing, mix and maturity of earning assets and interest-bearing liabilities and interest rate fluctuations.

The following table presents the components of net interest income (on a tax-equivalent basis) for the past three years.

		2004			2003			2002
		INCREASE			INCREASE		INCREASE
		(DECREASE)		(DECREASE)			(DECREASE)
		FROM			FROM			FROM
		PRIOR	PERCENT		PRIOR	PERCENT		PRIOR	PERCENT
(DOLLARS IN THOUSANDS)	AMOUNT	YEAR	CHANGE	AMOUNT	YEAR	CHANGE	AMOUNT	YEAR	CHANGE
Investments	$23,484	$1,260	5.67	$22,224	$(3,629)	(14.04)	$25,853	$2,858	12.43
Loans, including fees	18,529	3,398	22.46	15,131	251	1.69	14,880	(421)	(2.75)
Federal funds sold and securities
purchased under agreement
to resell	0	0	0.00	0	(59)	(100.00)	59	(272)	(82.18)
Total interest income	42,013	4,658	12.47	37,355	(3,437)	(8.43)	40,792	2,165	5.60
Interest expense:
Certificates $100,000 or more	1,278	817	177.22	461	(11)	(2.33)	472	(993)	(67.78)
Deposits	6,137	(575)	(8.57)	6,712	(2,037)	(23.28)	8,749	(467)	(5.07)
Borrowings	6,553	1,000	18.01	5,553	(252)	4.75	5,301	(25)	(0.47)
Total interest expense	13,968	1,242	9.76	12,726	(1,796)	(12.37)	14,522	(1,485)	(9.28)
Net interest income on a fully
tax-equivalent basis	28,045	3,416	13.87	24,629	(1,641)	(6.25)	26,270	3,650	16.14
Tax-equivalent adjustment	(1,964)	(528)	36.77	(1,436)	(1,113)	344.58	(323)	(65)	25.19
Net interest income	$26,081	$2,888	12.45	$23,193	($2,754)	(10.61)	$25,947	$3,585	16.03

NOTE: The tax-equivalent adjustment was computed based on an assumed statutory Federal income tax rate of 34 percent. Adjustments were made for interest earned on securities of state and political subdivisions.

Net interest income is directly affected by changes in the volume and mix of interest-earning assets and interest-bearing liabilities, which support those assets, as well as changes in the rates earned and paid. Net interest income is presented in this financial review on a tax equivalent basis by adjusting tax exempt income (primarily interest earned on various obligations of state and political subdivisions) by the amount of income tax which would have been paid had the assets been invested in taxable issues, and then in accordance with the Corporation’s consolidated financial statements. The net interest income data presented in this financial review differ from the Corporation’s net interest income components of the consolidated financial statements presented elsewhere in this report.

Net interest income on a fully tax-equivalent basis, for the year ended December 31, 2004 increased $3.4 million or 13.87 percent, from $24.6 million for 2003. The Corporation’s net interest margin increased 15 basis points to 3.19 percent from 3.04 percent.

The change in net interest income was primarily attributable to the change that occurred in the interest rate environment that impacted financial institutions during 2004. A 3 basis point increase in the average interest rates paid on total interest-bearing liabilities was offset in part by a 16 basis point increase in the average yield on interest-earning assets from 4.61 percent in 2003 to 4.77 percent for 2004. The change in average yield on both interest-earning assets and interest-bearing liabilities reflected the increase in interest rates that occurred in 2004 as opposed to the prevailing low interest rate environment that persisted in 2003.

For the year ended December 31, 2004, interest-earning assets increased by $69.6 million on average to $880.0 million, as compared with an $810.4 million average volume for the year ended December 31, 2003. The 2004 change in average interest-earning asset volume was primarily due to increased volumes of loans which were funded in part with more expensive interest-bearing liabilities, principally higher rate time deposit products such as Certificates of Deposit, coupled with increased volumes of other borrowings.

The factors underlying the year-to-year changes in net interest income are reflected in the tables appearing on this page and on pages 26 and 41, each of which have been presented on a tax-equivalent basis (assuming a 34 percent tax rate). The table on page 41 (Average Statements of Condition with Interest and Average Rates) shows the Corporation’s consolidated average balance of assets, liabilities and stockholders’ equity, the amount of income produced from interest-earning assets and the amount of expense resulting from interest-bearing liabilities, and net interest income as a percentage of average interest-earning assets.

NET INTEREST MARGIN

The following table quantifies the impact on net interest income (on a tax-equivalent basis) resulting from changes in average balances and average rates over the past three years. Any change in interest income or expense attributable to both changes in volume and changes in rate has been allocated in proportion to the relationship of the absolute dollar amount of change in each category.

ANALYSIS OF VARIANCE IN NET INTEREST INCOME DUE TO VOLUME AND RATES

		2004/2003			2003/2002
		INCREASE/(DECREASE)			INCREASE/(DECREASE)
		DUE TO CHANGE IN:			DUE TO CHANGE IN:
	AVERAGE	AVERAGE	NET	AVERAGE	AVERAGE	NET
(DOLLARS IN THOUSANDS)	VOLUME	RATE	CHANGE	VOLUME	RATE	CHANGE
INTEREST-EARNING ASSETS:
INVESTMENT SECURITIES:
Taxable	$(2,329)	$1,901	$(428)	$549	$(7,459)	$(6,910)
Non-Taxable	2,024	(336)	1,688	3,447	(166)	3,281
Federal funds sold and securities
purchased under agreement to resell	0	0	0	(59)	0	(59)
Loans, net of unearned discounts	4,564	(1,166)	3,398	3,213	(2,962)	251
Total interest-earning assets	4,259	399	4,658	7,150	(10,587)	(3,437)
INTEREST-BEARING LIABILITIES:
Money market deposits	5	(51)	(46)	(40)	(734)	(774)
Savings deposits	(165)	(344)	(509)	(290)	(1,335)	(1,625)
Time deposits	840	(161)	679	1,215	(552)	663
Other interest-bearing deposits	39	79	118	54	(366)	(312)
Borrowings	836	164	1,000	2,187	(1,935)	252
Total interest-bearing liabilities	1,555	(313)	1,242	3,126	(4,922)	(1,796)
CHANGE IN NET
INTEREST INCOME	$2,704	$712	$3,416	$4,024	$(5,665)	$(1,641)

Interest income on a fully tax-equivalent basis for the year ended December 31, 2004 increased by approximately $4.7 million or 12.47 percent as compared with the year ended December 31, 2003. This increase resulted primarily from an increase in the volume of average interest earning assets. The increase in the volume of average interest earning assets was due in part to an $88.6 million increase in average loans; from $276.5 million in 2003 to $365.1 million in 2004 and by a $37.3 million increase in average non-taxable investment securities, from $72.9 million in 2003 to $110.2 million in 2004. The average yield on such assets increased from 4.61 percent in 2003 to 4.77 percent in 2004. The loan portfolio represented approximately 41.5 percent of average interest-earning assets in 2004 as compared with 34.1 percent in 2003. The increase in the volume of loans primarily reflected increases in commercial mortgage and residential mortgage loans. That increase and the increase in non-taxable investment securities was principally funded by increased levels of high yield savings deposits and short term borrowings. The increase in average yield on total interest-earning assets contributed $399,000 to the increase in interest income, as compared with a $4.3 million increase attributable to volume increases in interest earning assets.

MANAGEMENT’S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION & RESULTS OF OPERATIONS continued

Interest income (fully tax-equivalent) decreased by $3.4 million from 2002 to 2003 primarily due to substantial decreases in the yields earned on interest-earning assets. The yield reduction contributed $10.6 million to the decrease in interest income offset in part by a $7.2 million increase attributed to additions to loan and non-taxable investment security volumes.

Interest expense for the year ended December 31, 2004 increased primarily as a result of volume related factors. Although rates decreased on interest bearing demand deposits and time deposits, volumes increased in 2004. For the year ended December 31, 2004, interest expense increased $1.2 million or 9.76 percent as compared with 2003. Interest-bearing liabilities increased on average $55.8 million, primarily in time deposits and short-term borrowings. The growth in average volume contributed $1.6 million to the change in cost, offset in part by a $313,000 decrease in cost due to a reduction in rates of money market, savings and time deposits.

Interest expense for the year ended December 31, 2003 decreased as a result of a decline in interest rates despite an increase in the volume of interest-bearing demand deposits, savings deposits and short-term borrowings. For the year ended December 31, 2003, interest expense decreased $1.8 million or 12.37 percent as compared with 2002. Interest-bearing liabilities increased on average $112.4 million, primarily in time deposits and short-term borrowings. The decline in average rates contributed $4.9 million to the change in cost of interest bearing liabilities, offset in part by a $3.1 million increase in cost of funds due to an increase in the average volume of interest-bearing liabilities.

The Corporation’s net interest spread on a tax-equivalent basis (i.e., the average yield on average interest-earning assets, calculated on a tax equivalent basis, minus the average rate paid on interest-bearing liabilities) increased 13 basis points to 2.91 percent in 2004 from 2.78 percent for the year ended December 31, 2003. The increase reflected an expansion of spreads between yields earned on loans and investments and rates paid for supporting funds. During 2004 spreads expanded due in part to monetary policy promulgated by the Federal Reserve Open Market Committee increasing the target Federal Funds Rate to 2.25 percent during the year from a 44-year low of 1.00 percent at June 29, 2004.

The Federal Reserve increased rates five times during 2004 for a total of 125 basis points and lowered rates once in 2003 for 25 basis points. The net interest spread decreased 62 basis points in 2003 as compared with 2002, primarily as a result of the Federal Funds Rate remaining at a 44-year low of 1.00 percent and a corresponding contraction of spreads. 2001 thru 2003 generally reflected periods of falling interest rates.

The cost of total average interest-bearing liabilities increased to 1.86 percent, a change of 3 basis points, for the year ended December 31, 2004, from 1.83 percent for the year ended December 31, 2003 which followed a change of 67 basis points from 2.50 percent for the year ended December 31, 2002.

The contribution of non-interest-bearing sources (i.e. the differential between the average rate paid on all sources of funds and the average rate paid on interest-bearing sources) remained stable at 28 basis points, an increase of 2 basis points from 2003 to 2004. During the comparable periods of 2003 and 2002, there was a decrease of 13 basis points to 27 basis points on average from 40 basis points on average during the year ended December 31, 2002.

INVESTMENTS

For the year ended December 31, 2004, the average volume of investment securities decreased by $19.1 million to approximately $514.9 million or 58.5 percent of average earning assets, as compared to 2003. At December 31, 2004, the total investment portfolio amounted to $577.7 million, an increase of $58.5 million from December 31, 2003. The decreased size of the investment portfolio on average for 2004, largely reflects the implementation of the Corporation’s strategies during 2004, which resulted in the sale of approximately $52.5 million in total securities during the year, a portion of which was subsequently re-invested back into the securities portfolio and a portion of which funded increases in loan volume. The increased level at year-end was attributable to a rise in short-term investments; which do not extend past one year in maturity. At December 31, 2004, the principal components of the investment portfolio are U.S. Government Federal Agency callable and non-callable securities, including agency issued collateralized mortgage obligations, corporate securities and municipals.

The tax-equivalent yield on investments increased by 40 basis points to 4.56 percent from a yield of 4.16 percent during the year ended December 31, 2003. The 40 basis points increase in the tax equivalent yield in investments was attributable to a sharp decline in prepayment speeds in 2004 in comparison to the comparable period in 2003, which had contributed to the acceleration of premium amortization on mortgage-related securities in the portfolio in 2003 further impacting portfolio yields. To a lesser extent, higher interest rates prevailed during most of 2004. The yield on the portfolio benefited by the impact of the higher interest rate environment on purchases made to replace securities, which had matured, were prepaid, or were called.

The impact of repricing activity on investment yields was increased to some extent, for the year ended December 31, 2004, by the change in portfolio mix and shortening of portfolio duration. In addition, there was some portfolio extension where risk is relatively minimal within the portfolio, resulting in wider spreads. The volume related factors during the twelve month period ended December 31, 2004 reduced revenue by $305,000, while rate related changes caused an increase in revenue of $1.565 million. Additionally, increased volumes of investments in overnight institutional money market funds, which are carried as part of the investment portfolio, versus federal funds or overnight repurchase agreements contributed to the increased yield on the investment portfolio in comparison to 2003. The Corporation carried on average $16.19 million, in short-term overnight money market and federal funds as compared with $12.91 million for the comparable twelve month period in 2003. These funds carried significantly lower rates than other securities in the portfolio (on average 1.66 percent during 2004, compared to 1.14 percent earned on these overnight funds for the comparable period in 2003.) and contributed to the increase in yield as compared to 2003.

Securities available-for-sale is a part of the Corporation’s interest rate risk management strategy and may be sold in response to changes in interest rates, changes in prepayment risk, liquidity management and other factors. During 2004 approximately $52.5 million in securities were sold from the Corporation’s available-for-sale portfolio.

At December 31, 2004 the net unrealized gain carried as a component of other comprehensive income and included in shareholders’ equity net of tax amounted to a net unrealized gain of $459,000 as compared with a net unrealized gain of $822,000 at December 31, 2003, resulting from an increase in interest rates fostered by the Federal Open Market Committee’s actions to continue to increase the Federal Funds target rate as an economic stimulus. For additional information regarding the Corporation’s investment portfolio, see Note 5 to the Consolidated Financial Statements.

LOANS

Loan growth during 2004 occurred in all principal categories of the loan portfolio. At December 31, 2004 total loans amounted to $377.3 million, an increase of 7.95 percent or $27.8 million as compared to the comparable year-end in 2003. Loan growth during the year ended December 31, 2004 occurred primarily in the residential 1-4 family home equity loans and commercial loan portfolio. This growth resulted from the Corporation’s business development efforts, heightened visibility of its products and aggressive marketing campaigns on its home equity, 7/1 adjustable rate residential mortgage and 10- year residential mortgage loan products. The increased volume was also attributable to the expansion in recent years by the Corporation of the Bank’s branch network. The increase in the loan portfolio yields for the twelve months ended December 31, 2004, was the result of the increase in interest rates as compared with 2003, lessened to some extent by the competitive rate pricing structure maintained by the Corporation to attract new loans and further by the heightened competition for lending relationships that exists in the Corporation’s market. The Corporation’s desire to grow this segment of the earning-asset mix is reflected in its current business development plan and marketing plans, as well as its short-term strategic plan.

Average loan volume increased $88.6 million or 32.1 percent in 2004, while portfolio yield decreased by 40 basis points as compared with the same period in 2003. The increased total average loan volume was due primarily to increased customer activity, new lending relationships and new markets. The volume related factors during the period contributed increased revenue of $4,564,000, offset in part by rate related changes, which amounted to $1,166,000. Total average loan volume increased to $365.1 million with a net interest yield of 5.07 percent, as compared to $276.5 million with a yield of 5.47 percent for the year ended December 31, 2003.

The decrease in the loan portfolio yields for the year 2004 as compared with 2003 was the result of the prevailing low interest rate environment, a further decline in interest rates as compared to 2003, and the extraordinary prepayment activity that occurred throughout most of 2003. The effects of additions to the portfolio were lessened by continued refinancing activity, which was fueled by historically low interest rates. For additional information regarding loans, see Note 6 to the Consolidated Financial Statements.

MANAGEMENT’S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION & RESULTS OF OPERATIONS continued

ALLOWANCE FOR LOAN LOSSES AND RELATED PROVISION

The purpose of the allowance for loan losses is to absorb the impact of losses inherent in the loan portfolio. Additions to the allowance are made through provisions charged against current operations and through recoveries made on loans previously charged-off. The allowance for loan losses is maintained at an amount considered adequate by management to provide for potential credit losses based upon a periodic evaluation of the risk characteristics of the loan portfolio. In establishing an appropriate allowance, an assessment of the individual borrowers, a determination of the value of the underlying collateral, a review of historical loss experience and an analysis of the levels and trends of loan categories, delinquencies and problem loans are considered. Such factors as the level and trend of interest rates and current economic conditions and peer group statistics are also reviewed. At year-end 2004, the level of the allowance was $3,781,000 as compared to a level of $3,002,000 at December 31, 2003. The Corporation made a provision to the allowance for loan losses of $752,000 in 2004, $522,000 in 2003 and $360,000 in 2002. The increase in the provision for loan losses during 2004 was commensurate with the increase in loan volume recorded during the year, and the overall level of the allowance as a percentage of total loans.

At December 31, 2004, the allowance for loan losses amounted to 1.00 percent of total loans. In management’s view, the level of the allowance at December 31, 2004 is adequate to cover losses inherent in the loan portfolio. Management’s judgment regarding the adequacy of the allowance constitutes a "Forward Looking Statement" under the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from management’s analysis, based principally upon the factors considered by management in establishing the allowance.

Although management uses the best information available, the level of the allowance for loan losses remains an estimate, which is subject to significant judgment and short-term change. Various regulatory agencies, as an integral part of their examination process, periodically review the Corporation’s allowance for loan losses. Such agencies may require the Corporation to increase the allowance based on their analysis of information available to them at the time of their examination. Furthermore, the majority of the Corporation’s loans are secured by real estate in the State of New Jersey. Future adjustments to the allowance may be necessary due to economic factors impacting New Jersey real estate as well as operating, regulatory and other conditions beyond the Corporation’s control. The allowance for loan losses as a percentage of total loans amounted to 1.00 percent, .86 percent and 1.09 percent at December 31, 2004, 2003 and 2002, respectively.

During 2004, the Corporation did not experience any substantial problems within its loan portfolio. Net recoveries were $27,000 in 2004 and net charge-offs were $18,000 in 2003 and $53,000 in 2002. During 2004, the Corporation experienced a reduction in the volume of charge-offs in the installment loan portfolio offset by recovery growth compared to 2003 and 2002 levels. The unfavorable trend in the level of charge-offs in 2001 and 2002 was attributed to The economic slow-down and the resulting higher level of personal bankruptcies.

The Corporation had no non-accrual loans at December 31, 2004, $26,000 at December 31, 2003 and $229,000 at December 31, 2002. The decrease in non-accrual loans for 2004 was attributable to aggressive pursuit of collecting principal and interest of loans previously charged off.

The value of impaired loans is based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, as a practical expedient, at the loan’s observable market price or at the fair value of the collateral if the loan is collateral dependent. Impaired loans consist of non-accrual loans and loans internally classified as substandard or below, in each instance above an established dollar threshold of $200,000. All loans below the established dollar threshold are considered homogenous and are collectively evaluated for impairment. At December 31, 2004, total impaired loans amounted to $205,529 compared with $358,000 at December 31, 2003, and $175,000 at December 31, 2002. The reserves allocated to such loans in 2004, 2003 and 2002 were $1,000, $6,000, and $1,000, respectively. The decrease in impaired loans at December 31, 2004 as compared with 2003 is attributable to having no loans delinquent over 90 days and aggressive tracking of past due loan payments.

Although classified as substandard, the impaired loans were current with respect to principal and interest payments.

FIVE YEAR STATISTICAL ALLOWANCE FOR LOAN LOSSES

The following table reflects the relationship of loan volume, the provision and allowance for loan losses and net charge-offs for the past five years.

	YEARS ENDED DECEMBER 31
(DOLLARS IN THOUSANDS)	2004	2003	2002	2001	2000
Average loans outstanding	$365,104	$276,457	$222,819	$205,991	$185,846
Total loans at end of period	$377,304	$349,525	$229,051	$211,236	$198,949
ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES
Balance at the beginning of year	$3,002	$2,498	$2,191	$1,655	$1,423
Charge-offs:
Commercial	0	0	48	0	0
Installment loans	11	39	69	127	135
Total charge-offs	11	39	117	127	135
Recoveries:
Commercial	0	0	48	0	0
Installment loans	38	21	16	7	4
Total recoveries	38	21	64	7	4
NET (RECOVERIES) CHARGE-OFFS:	(27)	18	53	120	131
Provision for loan losses	752	522	360	656	363
Balance at end of year	$3,781	$3,002	$2,498	$2,191	$1,655
Ratio of net charge-offs during the year to
average loans outstanding during the year	(0.01%)	0.01%	0.02%	0.06%	0.07%
Allowance for loan losses as a percentage
of total loans at end of year	1.00%	0.86%	1.09%	1.04%	0.83%

The 2004 and 2003 charge-offs of $11,000 and $39,000, respectively, in installment loans were attributed to the economic slow-down and resulting higher level of personal bankruptcies.

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

It is generally the Corporation’s policy to discontinue interest accruals once a loan is past due as to interest or principal payments for a period of ninety days. When a loan is placed on non-accrual, interest accruals cease and uncollected accrued interest is reversed and charged against current income. Payments received on non-accrual loans are applied against principal. A loan may only be restored to an accruing basis when it again becomes well secured and in the process of collection or all past due amounts have been collected. Accruing loans past due 90 days or more are generally well secured and in the process of collection.

The following table sets forth, as of the dates indicated, the amount of the Corporation’s non-accrual loans, accruing loans past due 90 days or more and other real estate owned. The Corporation had no restructured loans on any of such dates.

	AT DECEMBER 31,
(DOLLARS IN THOUSANDS)	2004	2003	2002	2001	2000
Non-accrual loans	$0	$26	$229	$109	$246
Accruing loans past due 90 days or more	0	0	0	8	2
Other real estate owned	0	0	0	0	49
Total non-performing assets	$0	$26	$229	$117	$297

Non-accrual loans at December 31, 2004 decreased $26,000 from the amount reported at December 31, 2003, which had been comprised of a consumer loan, a fixed rate home equity loan and a commercial loan.

MANAGEMENT’S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION & RESULTS OF OPERATIONS continued

At December 31, 2004 other than the loans set forth above, the Corporation is not aware of any loans which present serious doubts as to the ability of its borrowers to comply with present loan repayment terms and which are expected to fall into one of the categories set forth in the table above. The Corporation did not have any other real estate owned (OREO) at December 31, 2004 and 2003.

NON-INTEREST INCOME

The following table presents the principal categories of non-interest income for each of the years in the three-year period ended December 31, 2004.

	AT DECEMBER 31,
(DOLLARS IN THOUSANDS)	2004	2003	% CHANGE	2003	2002	% CHANGE
Service charges, commissions and fees	$1,948	$1,683	15.75	$1,683	$1,600	5.19
Other income	499	457	9.19	457	383	19.32
Annuity & insurance commissions	59	43	37.21	43	0	100.00
Bank Owned Life Insurance	734	798	(8.02)	798	760	5.00
Gain on securities sold	148	266	(44.36)	266	592	(55.07)
Total other non-interest income	$3,388	$3,247	4.34	$3,247	$3,335	(2.64)

For the year ended December 31, 2004, total other non-interest income, exclusive of net gains on securities sold, reflects an increase of $259,000 or an increase of 8.69 percent compared to the year ended December 31, 2003. Fee income, comprised of service charges, commissions and fees, increased by $265,000, attributable to higher levels of service charges, commissions, and fees. Service charges increased primarily as a result of an increase in business activity and an expanded customer account base. The increase in fees from the comparable period in 2003 was driven primarily by fees generated by lending activities, an increase of $58,000 or 19.0 percent. This amount includes loan servicing and mortgage banking fees and letter of credit fees. Consistent levels of service charges, commissions and fees supported by increased customer activity resulted in increased overdraft, ATM and debit card fees. Bank owned life insurance, which amounted to $734,000, decreased by $64,000 for the year ended December 31, 2004 in comparison to $798,000 for the comparable period of 2003, which included a mortality gain of $96,000.

During 2004, the Corporation recorded net gains of $148,000 on securities sold from the available-for-sale investment portfolio compared to gains of $266,000 and $592,000 recorded in 2003 and 2002. The sales were made in the normal course of business and proceeds were reinvested into the securities and loan portfolios.

NON-INTEREST EXPENSE

The following table presents the principal categories of non-interest expense for each of the years in the three-year period ended December 31, 2004.

	AT DECEMBER 31,
(DOLLARS IN THOUSANDS)	2004	2003	% CHANGE	2003	2002	% CHANGE
Salaries and employee benefits	$10,140	$10,425	(2.73)	$10,425	$9,452	10.29
Occupancy, net	1,943	1,835	5.89	1,835	1,644	11.62
Premises and equipment	1,852	1,708	8.43	1,708	1,600	6.75
Stationery and printing	539	559	(3.58)	559	583	(4.12)
Marketing and advertising	529	533	(0.75)	533	576	(7.47)
Other	4,468	3,276	36.39	3,276	3,343	(2.00)
Total other non-interest expense	$19,471	$18,336	6.19	$18,336	$17,198	6.62

Total non-interest expense increased $1.135 million or 6.19 percent in 2004 from 2003 as compared with an increase of $1.138 million or 6.62 percent from 2002 to 2003. The level of operating expenses during 2004 increased in several expense categories. The year-to-year increase in operating expenses is primarily attributable to professional fees associated with compliance required by Section 404 of the Sarbanes-Oxley Act of 2002. Prudent management of operating expenses has and will continue to be a key objective of management in an effort to improve earnings performance. TheCorporation’s ratio of other expenses to average assets declined to 2.07 percent in 2004 compared to 2.10 percent in 2003 and 2.30 percent in 2002.

Salaries and employee benefits decreased $285,000 or 2.73 percent in 2004 compared to 2003. Reflected in this reduction was a credit of $478,000 to benefits expense representing a reduction in the Corporation’s obligation related to certain long-term benefit plans. Salaries and employee benefits accounted for 52.1 percent of total other non-interest expense in 2004, as compared to 56.9 percent and 55.0 percent for 2003 and 2002, respectively. Staffing levels overall increased to 192 full-time equivalent employees at December 31, 2004 compared to 191 full-time equivalent employees at December 31, 2003 and 182 at December 31, 2002.

Occupancy and bank premises and equipment expense for the year ended December 31, 2004 increased $252,000 or 7.11 percent over 2003. The increase in occupancy and bank premises and equipment expense in 2004 is primarily attributable to higher operating costs (utilities, rent, real estate taxes and general repair and maintenance) of the Corporation’s expanded facilities, coupled with higher equipment maintenance and repair and depreciation expenses. The increase in such expenses of $299,000 or 9.22 percent in 2003 over 2002 was also attributable to the increased costs of expanded bank facilities.

Stationery and printing expenses for the year decreased $20,000 or 3.58 percent compared to 2003. These costs also decreased $24,000 or 4.12 percent in 2003 from 2002, reflecting the cost savings associated with continued vigilance in reduction of office expenses.

Marketing and advertising expenses for the year ended December 31, 2004 decreased $4,000 or .75 percent over the comparable twelve-month period in 2003. These expenses also decreased $43,000 or 7.47 in 2003 when compared with 2002 levels.

PROVISION FOR INCOME TAXES

The Corporation’s provision for income taxes increased from 2003 to 2004, primarily as a result of higher levels of taxable income. The effective tax rates for the Corporation for the year ended December 31, 2004, 2003 and 2002 were 17.56 percent, 15.34 percent and 31.74 percent respectively. The effective tax rate continues to be less than the combined statutory Federal tax rate of 34 percent and the New Jersey State tax rate of 9 percent. The difference between the statutory and effective tax rates primarily reflects the tax-exempt status of interest income on obligations of states and political subdivisions, an increase in the cash surrender value of bank owned life insurance and disallowed expense items for tax purposes, such as travel and entertainment expense, as well as amortization of goodwill.

Tax-exempt interest income increased by $1.688 million or 39.90 percent from 2003 to 2004 and increased by $3.281 million or 345.37 percent from 2002 to 2003. The Corporation recorded an increase in the cash surrender value of bank owned life insurance as a component of other income in the amount of $734,000, $798,000 and $760,000 for 2004, 2003 and 2002, respectively.

RECENT ACCOUNTING PRONOUNCEMENTS

SFAS No 123(R)

On December 21, 2004, the Financial Accounting Standards Board ruled that companies must expense stock options. This Statement is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. This Statement supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related interpretative guidance.

This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This Statement does not change the accounting guidance for share-based payment transactions with parties other than employees provided in Statement 123 as originally issued and EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.”

The new FASB Statement 123R requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees, but expresses no preference for a type of valua-

MANAGEMENT’S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION & RESULTS OF OPERATIONS continued

tion model. The Statement is effective for most public companies’ interim or annual periods beginning after June 15, 2005 (the third quarter for the Corporation) and is effective for other public and nonpublic companies for annual periods beginning after December 15, 2005. The Corporation has determined that the impact of the initial adoption of SFAS No. 123R would not be material to the consolidated financial statements.

EITF Issue No. 03-01

On September 30, 2004, the FASB issued Staff Position Emerging Issues Task Force (“EITF”) Issue No. 03-01, “Effective Date of Paragraphs 10-20 of EITF Issue No. 03-01, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” which delays the effective date for the measurement and recognition guidance contained in EITF Issue No. 03-01. EITF Issue No. 03-01 provides guidance for evaluating whether an investment is other-than-temporarily impaired and was originally effective for other-than-temporarily impairment evaluations made in reporting periods beginning after June 15, 2004. The delay in the effective date for the measurement and recognition guidance contained in paragraphs 10 through 20 of EITF Issue No. 03-01 does not suspend the requirement to recognize other-than-temporary impairments as required by existing authoritative literature. The disclosure guidance in paragraphs 21 and 22 of EITF Issue No. 03-01 remain effective. The delay will be superseded concurrent with the final issuance of EITF Issue No. 03-01a, which is expected to provide implementation guidance on matters such as impairment evaluations for declines in value caused by increases in interest rates and/or sector spreads.

ASSET AND LIABILITY MANAGEMENT

Asset and Liability management encompasses an analysis of market risk, the control of interest rate risk (interest sensitivity management) and the ongoing maintenance and planning of liquidity and capital. The composition of the Corporation’s statement of condition is planned and monitored by the Asset and Liability Committee (ALCO). In general, management’s objective is to optimize net interest income and minimize market risk and interest rate risk by monitoring these components of the statement of condition.

INTEREST SENSITIVITY

MARKET RISK

“Market risk” represents the risk of loss from adverse changes in market prices and rates. The Corporation’s market rate risk arises primarily from interest rate risk inherent in its investing, lending and deposit taking activities. To that end, management actively monitors and manages its interest rate risk exposure.

The Corporation’s profitability is affected by fluctuations in interest rates. A sudden and substantial increase or decrease in interest rates may adversely affect the Corporation’s earnings to the extent that the interest rates borne by assets and liabilities do not similarly adjust. The Corporation’s primary objective in managing interest rate risk is to minimize the adverse impact of changes in interest rates on the Corporation’s net interest income and capital, while structuring the Corporation’s asset-liability structure to obtain the maximum yield-cost spread on that structure. The Corporation relies primarily on its asset-liability structure to control interest rate risk. The Corporation continually evaluates interest rate risk management opportunities, including the use of derivative financial instruments. The management of the Corporation believes that hedging instruments currently available are not cost-effective, and, therefore, has focused its efforts on increasing the Corporation’s yield-cost spread through wholesale and retail growth opportunities.

The Corporation monitors the impact of changes in interest rates on its net interest income using several tools. One measure of the Corporation’s exposure to differential changes in interest rates between assets and liabilities is the Corporation’s analysis of its interest rate sensitivity. This test measures the impact on net interest income and on net portfolio value of an immediate change in interest rates in 100 basis point increments. Net portfolio value is defined as the net present value of assets, liabilities and off-balance sheet contracts.

The primary tool used by management to measure and manage interest rate exposure is a simulation model. Use of the model to perform simulations reflecting changes in interest rates over one and two-year time horizons has enabled management to develop and initiate strategies for managing exposure to interest rate risk. In its simulations, management estimates the impact on net interest income of various changes in interest rates. Projected net interest income sensitivity to movements in interest rates is modeled based on both an immediate rise or fall in interest rates (“rate shock”), as well as gradual changes in interest rates over a 12 month time period. The model is based on the actual maturity and repricing characteristics of interest-rate sensitive assets and liabilities. The model incorporates assumptions regarding earning-asset and deposit growth, prepayments, interest rates and other factors. Management believes that both individually and taken together, these assumptions are reasonable, but the complexity of the simulation modeling process results in a sophisticated estimate, not an absolutely precise calculation of exposure. For example, estimates of future cash flows must be made for instruments without contractual maturity or payment schedules.

The low level of interest rates necessitated a modification of the Corporation’s standard rate scenario of a shock down 200 basis points over 12 months to down 100 basis points over a 12-month period. Based on the results of the interest simulation model as of December 31, 2004, and assuming that Management does not take action to alter the outcome, the Corporation would expect an increase of 3.02 percent in net interest income if interest rates decreased 100 basis points from the current rates in an immediate and parallel shock over a 12-month period. In a rising rate environment, based on the results of the model as of December 31, 2004, the Corporation would expect a decrease of 5.77 percent in net interest income if interest rates increased by 200 basis points from current rates in an immediate and parallel shock over a twelve month period.

Short-term interest rate exposure analysis is supplemented with an interest sensitivity gap model. The Corporation utilizes interest sensitivity analysis to measure the responsiveness of net interest income to changes in interest rate levels. Interest rate risk arises when an earning-asset matures or when its interest rate changes in a time period different from that of a supporting interest-bearing liability, or when an interest-bearing liability matures or when its interest rate changes in a time period different from that of an earning-asset that it supports. While the Corporation matches only a small portion of specific assets and liabilities, total earning assets and interest-bearing liabilities are grouped to determine the overall interest rate risk within a number of specific time frames. The difference between interest sensitive assets and interest sensitive liabilities is referred to as the interest sensitivity gap. At any given point in time, the Corporation may be in an asset-sensitive position, whereby its interest-sensitive assets exceed its interest-sensitive liabilities, or in a liability-sensitive position, whereby its interest-sensitive liabilities exceed its interest-sensitive assets, depending on management’s judgment as to projected interest rate trends.

The Corporation’s rate sensitivity position in each time frame may be expressed as assets less liabilities, as liabilities less assets, or as the ratio between rate sensitive assets (RSA) and rate sensitive liabilities (RSL). For example, a short funded position (liabilities repricing before assets) would be expressed as a net negative position, when period gaps are computed by subtracting repricing liabilities from repricing assets. When using the ratio method, a RSA/RSL ratio of 1 indicates a balanced position, a ratio greater than 1 indicates an asset sensitive position and a ratio less than 1 indicates a liability sensitive position.

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

At December 31, 2004, the Corporation reflects a negative interest sensitivity gap (or an interest sensitivity ratio of .69:1.00) at the cumulative one-year position. During much of 2004, the Corporation had maintained a negative interest sensitivity gap. The maintenance of a liability-sensitive position during the first half of 2004 had a favorable impact on the Corporation’s net interest margins as interest rates remained stable; however, net interest margins were affected by the rising rates during the second half of 2004. Based on management’s perception that interest rates will continue to be volatile, projected increased levels of prepayments on the earning-asset portfolio and current level of interest rates, emphasis has been, and is expected to continue to be, placed on interest-sensitivity matching with the objective of stabilizing the net interest spread during 2005. However, no assurance can be given that this objective will be met.

MANAGEMENT’S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION & RESULTS OF OPERATIONS continued

The following table depicts the Corporation’s interest rate sensitivity position at December 31, 2004:

	EXPECTED MATURITY/PRINCIPAL REPAYMENT DECEMBER 31,
	AVERAGE	YEAR	YEAR	YEAR	YEAR	YEAR	2010		ESTIMATED
	INTEREST	END	END	END	END	END	AND	TOTAL	FAIR
(DOLLARS IN THOUSANDS)	RATE	2005	2006	2007	2008	2009	THEREAFTER	BALANCE	VALUE
INTEREST-EARNING ASSETS:
Loans	5.33%	$137,257	$52,641	$45,655	$49,032	$22,957	$65,981	$373,523	$371,910
Investments	4.49%	207,350	86,881	62,712	78,925	38,185	103,633	577,686	581,422
Total interest-earning assets		$344,607	$139,522	$108,367	$127,957	$61,142	$169,614	$951,209	$953,332
INTEREST-BEARING LIABILITIES:
Time certificates of deposit of
$100,000 or greater	2.07%	$161,125	$2,480	$0	$0	$205	$0	$163,810	$163,672
Time certificates of deposit of less
than $100,000	3.41%	62,467	8,052	13,454	535	1,695	0	86,203	86,571
Other interest bearing deposits	1.07%	151,927	20,727	1,657	343	510	149,869	325,033	325,033
Subordinated Debentures	5.98%	0	10,310	0	0	5,155	0	15,465	15,465
Securities sold under
agreements to repurchase
and Fed Funds Purchased	1.42%	101,357	0	0	0	0	0	101,357	101,359
Term Borrowings	4.00%	25,000	25,000	0	0	0	65,000	115,000	119,576
Total interest-bearing liabilities		$501,876	$66,569	$15,111	$878	$7,565	$214,869	806,868	$811,676
Cumulative interest-earning assets		344,607	484,129	592,496	720,453	781,595	951,209	951,209
Cumulative interest-bearing liabilities		501,876	568,445	583,556	584,434	591,999	806,868	806,868
Rate sensitivity gap		(157,269)	72,953	93,256	127,079	53,577	(45,255)	144,341
Cumulative rate sensitivity gap		$(157,269)	$(84,316)	$8,940	$136,019	$189,596	$144,341	$144,341
Cumulative gap ratio		0.69%	0.85%	1.02%	1.23%	1.32%	1.18%	1.18%

The table above indicates the time period in which interest-earning assets and interest-bearing liabilities will mature or may re-price in accordance with their contractual terms. However, this table does not necessarily indicate the impact of general interest rate movements on the Corporation’s net interest yield because the repricing of various categories of assets and liabilities is discretionary and is subject to competitive and other pressures. As a result, various assets and liabilities indicated as repricing within the same period may in fact re-price at different times and at different rate levels.

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

ESTIMATES OF FAIR VALUE

The estimation of fair value is significant to a number of the Corporation’s assets, including trading account assets, loans held for sale, available for sale investment securities, mortgage servicing rights ("MSR’s"), other real estate owned and other repossessed assets. These are all recorded at either fair value or lower of cost or fair value. Fair values are volatile and may be influenced by a number of factors. Circumstances that could cause estimates of the fair value of certain assets and liabilities to change include a change in prepayment speeds, discount rates, or market interest rates. Fair values for most available for sale investment securities are based on quoted market prices. If quoted market prices are not available, fair values are based on judgments regarding future expected loss experience, current economic condition risk characteristics of various financial instruments, and other factors.

These estimates are subjective in nature, involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

IMPACT OF INFLATION AND CHANGING PRICES

The financial statements and notes thereto, presented elsewhere herein, have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of the operations; unlike most industrial companies, nearly all of the Corporation’s assets and liabilities are monetary. As a result, interest rates have a greater impact on performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

LIQUIDITY

The liquidity position of the Corporation is dependent on successful management of its assets and liabilities so as to meet the needs of both deposit and credit customers. Liquidity needs arise principally to accommodate possible deposit outflows and to meet customers’ requests for loans. Such needs can be satisfied by scheduled principal loan repayments, maturing investments, short-term liquid assets and deposit in-flows. The objective of liquidity management is to enable the Corporation to maintain sufficient liquidity to meet its obligations in a timely and cost-effective manner.

Management monitors current and projected cash flows, and adjusts positions as necessary to maintain adequate levels of liquidity. By using a variety of potential funding sources and staggering maturities, the risk of potential funding pressure is reduced. Management also maintains a detailed liquidity contingency plan designed to respond adequately to situations which could lead to liquidity concerns.

The Corporation derives a significant proportion of its liquidity from its core deposit base. At December 31, 2004, core deposits, as defined by the Corporation (comprised of total demand and savings accounts plus money market accounts under $100,000), represented 46.1 percent of total deposits, as compared with 43.7% at December 31, 2003. More volatile rate sensitive deposits, concentrated in certificates of deposit $100,000 and greater, increased to 23.3 percent of total deposits from 9.2 percent at December 31, 2003. This change was due primarily to an increase in municipal related time deposits during 2004.

The following table depicts the Corporation’s core deposit mix at December 31, 2004 and 2003:

CORE DEPOSIT MIX

	DECEMBER 31,
					NET CHANGE
	2004		2003		VOLUME 2004
(DOLLARS IN THOUSANDS)	AMOUNT	PERCENTAGE	AMOUNT	PERCENTAGE	VS. 2003
Demand Deposits	$127,226	39.3	$120,526	43.6	$6,700
Interest-Bearing Demand	91,512	28.3	62,514	22.6	28,998
Regular Savings	75,689	23.4	60,588	21.9	15,101
Money Market Deposits under $100	29,183	9	32,923	11.9	(3,740)
Total core deposits	$323,610	100	$276,551	100	$47,059
Total deposits	$702,272		$632,921		$69,351
Core deposits to total deposits	46.1%		43.7%

Short-term borrowings can be used to satisfy daily funding needs. Balances in those accounts fluctuate on a day-to-day basis. The Corporation’s principal short-term funding sources are securities sold under agreement to repurchase. Average short-term borrowings during 2004 amounted to approximately $105.4 million, an increase of $8.3 million or 8.57 percent from 2003.

MANAGEMENT’S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION & RESULTS OF OPERATIONS continued

The following table is a summary of securities sold under repurchase agreements for each of the last three years.

	DECEMBER 31,
(DOLLARS IN THOUSANDS)	2004	2003	2002
Securities sold under repurchase agreements:
Average interest rate:
At year end	1.29%	0.88%	1.23%
For the year	0.80%	0.96%	1.63%
Average amount outstanding during the year:	$105,449	$97,125	$81,297
Maximum amount outstanding at any month end:	$131,791	$111,358	$85,110
Amount outstanding at year end:	$84,757	$99,724	$75,431

CASH FLOWS

The consolidated statements of cash flows present the changes in cash and cash equivalents from operating, investing and financing activities. During 2004 cash and cash equivalents (which decreased overall by $4.5 million) were provided on a net basis by operating and financing activities and used on a net basis in investing activities. Cash flows from operating activities, primarily net income, and financing activities, primarily net deposit inflows and proceeds from the issuance of Center Bancorp’s common stock, were used in investing activities, primarily the increased volume of investment securities, loans and property and equipment.

CONTRACTUAL COMMITMENTS

The following table summarizes our contractual obligations at December 31, 2004 and the effect such obligations are expected to have on our liquidity and cash flows in future periods.

(DOLLARS IN THOUSANDS)	TOTAL	LESS THAN 1 YEAR	1-3 YEARS	4-5 YEARS	AFTER 5 YEARS
CONTRACTUAL OBLIGATIONS
OPERATING LEASE OBLIGATIONS	$2,990	$403	$834	$902	$851
Total Contracted Cost Obligations	$2,990	$403	$834	$902	$851
Commitment to purchase branch site	$1,400	$1,400	$0	$0	$0
Total Commitment to purchase branch site	$1,400	$1,400	$0	$0	$0
Commitments to purchase when-issued securities	$3,500	$3,500	$0	$0	$0
Total Commitments to purchase
when-issued securities	$3,500	$3,500	$0	$0	$0
OTHER LONG-TERM LIABILITIES /LONG-TERM DEBT
Time Deposits	250,013	223,592	23,986	2,435	0
Federal Home Loan Bank Advances	115,000	25,000	25,000	0	65,000
Subordinated Debentures	15,465	10,310	0	5,155	0
Total Other Long-term Liabilities /
Long-term Debt	$380,478	258,902	$48,986	$7,590	$65,000
OTHER COMMERCIAL COMMITMENTS –
OFF BALANCE SHEET
Letter of credit	14,858	10,955	3,903	0	0
Other Commercial Commitments –
Off Balance sheet	102,408	45,230	0	655	56,523
Total Other Commercial Commitments –
Off Balance sheet	$117,266	$56,185	$3,903	$655	$56,523

For further information see Note 16 of Notes to Consolidated Financial Statements

STOCKHOLDERS’ EQUITY

Stockholders’ equity averaged $57.85 million during 2004, an increase of $5.9 million or 11.3 percent, as compared to 2003. At December 31, 2004, stockholders’ equity totaled $68.6 million, an increase of $14.5 million from December 31, 2003. The increase reflects the proceeds from the private placement issuance of 888,888 common shares on September 29, 2004. The Corporation’s dividend reinvestment and optional stock purchase plan contributed $405,000 in new capital during 2004. Book value per share at year-end 2004 was $6.92 compared to $6.06 at year-end 2003. Tangible book value at year-end 2004 was $6.71 compared to $5.82 at year end 2003.

As of December 31, 2004 the Corporation has purchased 54,600 common shares at an average cost per share of $9.85 under the stock buyback program announced on January 24, 2002 for the repurchase of up to 253,575 shares of the Corporation’s outstanding common stock.. The repurchased shares were recorded as Treasury Stock, which resulted in a decrease in stockholders’ equity.

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

RISK-BASED CAPITAL/LEVERAGE

At December 31, 2004, the Corporation’s total Tier I capital (defined as tangible stockholders’ equity for common stock and Trust Preferred Capital Securities) amounted to $81.5 million or 8.08 percent of total assets. The Tier I leverage capital ratio at December 31, 2004 was 8.22 percent of total quarterly average assets. Tier I capital excludes the effect of SFAS No. 115, which amounted to $459,000 of net unrealized gains, after tax, on securities available-for-sale (reported as a component of accumulated other comprehensive income which is included in stockholders’ equity), and goodwill of $2,091,000 as of December 31, 2004.

United States bank regulators have additionally issued guidelines establishing minimum capital standards related to the level of assets and off balance-sheet exposures adjusted for credit risk. Specifically, these guidelines categorize assets and off balance-sheet items into four risk-weightings and require banking institutions to maintain a minimum ratio of capital to risk-weighted assets. At December 31, 2004, the Corporation’s Tier 1 and total risk-based capital ratios were 14.03 percent and 14.68 percent, respectively. These ratios are well above the minimum guidelines of capital to risk-adjusted assets in effect as of December 31, 2004. For information on risk-based capital and regulatory guidelines for the Corporation’s bank subsidiary, see Note 11 to the Consolidated Financial Statements.

The foregoing capital ratios are based in part on specific quantitative measures of assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by the bank regulators regarding capital components, risk weightings and other factors. As of December 31, 2004, management believes that each of the Bank and the Corporation meet all capital adequacy requirements to which it is subject.

SUBORDINATED DEBENTURES

On December 19, 2003, Center Bancorp Statutory Trust II, a statutory business trust and wholly-owned subsidiary of Center Bancorp, Inc., issued $5.0 million of, MMCapS capital securities to investors due on January 23, 2034. The capital securities qualify as Tier 1 capital. The trust loaned the proceeds of this offering to the Corporation and received in exchange $5.2 million of the Corporation’s subordinated debentures. The subordinate debentures are redeemable in whole or part, prior to maturity but after January 23, 2009. The floating interest rate on the subordinate debentures is three-month LIBOR plus 2.85% and reprices quarterly. The rate at December 31, 2004 was 5.01%.

On December 18, 2001, Center Bancorp Statutory Trust I, a statutory business trust and wholly-owned subsidiary of Center Bancorp, Inc., issued $10.0 million of floating rate capital trust pass through securities to investors due on December 18, 2031. The trust loaned the proceeds of this offering to the Corporation and received in exchange $10.3 million of the Corporation’s subordinated debentures. The subordinated debentures are redeemable in whole or part, prior to maturity but after December 18, 2006. The floating interest rate on the subordinated debentures is three-month libor plus 3.60% and reprices quarterly. The rate at December 31, 2004 was 6.11%.

MANAGEMENT’S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION & RESULTS OF OPERATIONS continued

The additional capital raised with respect to the issuance of the floating rate capital pass through securities was used to bolster the Corporation’s capital and for general corporate purposes, including capital contributions to Union Center National Bank. Additional information regarding the capital treatment of these securities is contained herein on page 62.

SECURITY MARKET INFORMATION

The common stock of the Corporation is traded on the NASDAQ Stock Market. The Corporation’s symbol is CNBC. As of December 31, 2004, the Corporation had 529 common stockholders of record. This does not include beneficial owners for whom CEDE & Company or others act as nominees. On December 31, 2004, the closing market bid and asked price was $13.11-$13.15, respectively.

The following table sets forth the high and low bid price, and the dividends declared, on a share of the Corporation’s common stock for the periods presented.

	COMMON STOCK PRICE				COMMON DIVIDENDS
	2004		2003		DECLARED
	HIGH	LOW	HIGH	LOW
	BID	BID	BID	BID	2004	2003
Fourth Quarter	$13.61	$11.51	$20.45	$15.36	$0.0900	$0.0857
Third Quarter	$13.47	$11.35	$18.42	$14.09	$0.0900	$0.0857
Second Quarter	$15.27	$11.17	$16.29	$12.92	$0.0900	$0.0857
First Quarter	$18.61	$14.96	$13.80	$11.31	$0.0857	$0.0809
					$0.3557	$0.3380

For information on dividend restrictions and capital requirements which may limit the ability of the Corporation to pay dividends, see Note 15 to the Consolidated Financial Statements. Dividends declared on common stock (on a per common share basis) and common stock prices have been restated to reflect the 5% common stock dividend declared April 20, 2004, distributed June 1, 2004 to common shareholders of record May 18, 2004.

LOOKING FORWARD

One of the Corporation’s primary objectives is to achieve balanced asset and revenue growth, and at the same time expand market presence and diversify its financial products. However, it is recognized that objectives, no matter how focused, are subject to factors beyond the control of the Corporation, which can impede its ability to achieve these goals. The following factors should be considered when evaluating the Corporation’s ability to achieve its objectives:

The financial market place is rapidly changing. Banks are no longer the only place to obtain loans, nor the only place to keep financial assets. The banking industry has lost market share to other financial service providers. The future is predicated on the Corporation’s ability to adapt its products, provide superior customer service and compete in an ever-changing marketplace.

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

This “Looking Forward” description constitutes a forward-looking statement under the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from those projected in the Corporation’s forward-looking statements due to numerous known and unknown risks and uncertainties, including the factors referred to above and in other sections of this Annual Report.

AVERAGE STATEMENTS OF CONDITION WITH INTEREST AND AVERAGE RATES

	YEARS ENDED DECEMBER 31,
(DOLLARS IN THOUSANDS)		2004			2003			2002
	INTEREST	AVERAGE		INTEREST	AVERAGE		INTEREST	AVERAGE
	AVERAGE	INCOME/	YIELD/	AVERAGE	INCOME/	YIELD/	AVERAGE	INCOME/	YIELD/
(TAX-EQUIVALENT BASIS)	BALANCE	EXPENSE	RATE	BALANCE	EXPENSE	RATE	BALANCE	EXPENSE	RATE
ASSETS
INTEREST-EARNING ASSETS:
Investment securities: (1)
Taxable	$404,641	$17,565	4.34%	$461,012	$17,993	3.9%	$451,867	$24,903	5.51%
Non-taxable	110,225	5,919	5.37%	72,914	4,231	5.8%	13,694	950	6.94%
Federal funds sold and
securities purchased under
agreement to resell	0	0	0%	0	0	0%	3,415	59	1.73%
Loans, net of unearned
income: (2)	365,104	18,529	5.07%	276,457	15,131	5.47%	222,819	14,880	6.68%
Total interest-earning assets	879,970	42,013	4.77%	810,383	37,355	4.61%	691,795	40,792	5.9%
NON-INTEREST EARNING ASSETS:
Cash and due from banks	20,006			21,720			18,901
Bank owned life insurance	16,857			14,390			13,738
Other assets	28,220			27,617			25,220
Allowance for possible
loan losses	(3,414)			(2,664)			(2,336)
Total non-interest earning assets	61,669			61,063			55,523
Total assets	$941,639			$871,446			$747,318
LIABILITIES & STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Money market deposits	$95,071	978	1.03%	$94,579	1,024	1.08%	$96,788	1,798	1.86%
Savings deposits	139,406	1,368	0.98%	153,856	1,877	1.22%	168,930	3,502	2.07%
Time deposits	181,094	4,560	2.52%	147,941	3,881	2.62%	103,772	3,218	3.1%
Other interest-bearing
deposits	77,203	509	0.66%	70,522	391	0.55%	65,096	703	1.08%
Short term borrowings
and FHLB advances	241,536	5,811	2.41%	216,615	5,058	2.34%	137,013	4,738	3.46%
Subordinated debentures	15,465	742	4.8%	10,466	495	4.73%	10,000	563	5.63%
Total interest-bearing liabilities	749,775	13,968	1.86%	693,979	12,726	1.83%	581,599	14,522	2.5%
NON-INTEREST-BEARING LIABILITIES:
Demand deposits	127,617			120,607			110,896
Other non-interest bearing deposits 763				422			603
Other liabilities	5,630			4,479			5,962
Total non-interest bearing
liabilities	134,010			125,508			117,461
Stockholders’ equity	57,854			51,959			48,258
Total liabilities and
stockholders’ equity	$941,639			$871,446			$747,318
Net interest income
(tax-equivalent basis)		$28,045			$24,629			$26,270
Net interest spread			2.91%			2.78%			3.4%
Net interest income as percent of
earning assets (margin)			3.19%			3.04%			3.8%
Tax-equivalent adjustment (3)		(1,964)			(1,436)			(323)
Net interest income		$26,081			$23,193			$25,947

(1)	Average balances for available-for-sale securities are based on amortized cost.

(2)	Average balances for loans include loans on non-accrual status.

(3)	The tax-equivalent adjustment was computed based on a statutory Federal income tax rate of 34 percent.

CONSOLIDATED STATEMENTS OF CONDITION
	DECEMBER 31,
(DOLLARS IN THOUSANDS)	2004	2003
ASSETS
Cash and due from banks (Note 4)	$12,033	$16,509
Investment securities held to maturity (approximate market
value of $127,898 in 2004 and $159,989 in 2003)	124,162	155,149
Investment securities available-for-sale	453,524	364,085
Total investment securities (Note 5 and 8)	577,686	519,234
Loans, net of unearned income (Note 6 and 8)	377,304	349,525
Less - Allowance for loan losses (Note 6)	3,781	3,002
Net loans	373,523	346,523
Premises and equipment, net (Note 7)	17,622	15,610
Accrued interest receivable	4,533	4,485
Bank owned separate account life insurance (Note 1)	17,848	14,614
Other assets (Note 10)	3,679	3,223
Goodwill	2,091	2,091
Total assets	$1,009,015	$922,289
LIABILITIES
DEPOSITS:
Non-interest bearing	$127,226	$120,526
Interest bearing:
Certificates of deposit $100,000 and over	163,810	58,245
Savings and time deposits	411,236	454,150
Total deposits	702,272	632,921
Short-term borrowings (Note 8)	101,357	99,724
Long-term borrowings (Note 8)	115,000	115,000
Subordinated debentures (Note 12)	15,465	15,465
Accounts payable and accrued liabilities (Notes 9 and 10 )	6,278	4,999
Total liabilities	940,372	868,109
Commitments and contingencies (Note 16)
STOCKHOLDERS’ EQUITY (NOTES 11 AND 15)
PREFERRED STOCK, NO PAR VALUE, AUTHORIZED 5,000,000 SHARES; NONE ISSUED	0	0
COMMON STOCK, NO PAR VALUE:
Authorized 20,000,000 shares; issued 10,928,996 and 10,003,580
shares in 2004 and 2003, respectively	30,441	19,405
Additional paid in capital	4,477	4,677
Retained earnings	36,973	33,268
Treasury stock at cost (1,006,640 and 1,059,138 shares in 2004 and 2003, respectively)	(3,775)	(3,978)
Restricted stock (Note 9)	0	(14)
Accumulated other comprehensive income	527	822
Total stockholders’ equity	68,643	54,180
Total liabilities and stockholders’ equity	$1,009,015	$922,289

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF INCOME
	YEARS ENDED DECEMBER 31,
(IN THOUSANDS, EXCEPT PER SHARE DATA)	2004	2003	2002
INTEREST INCOME:
Interest and fees on loans	$18,529	$15,131	$14,880
Interest and dividends on investment securities:
Taxable interest income	16,459	17,097	24,199
Non-taxable interest income	3,596	2,775	627
Dividends	1,465	916	704
Interest on Federal funds sold and securities purchased
under agreement to resell	0	0	59
Total interest income	40,049	35,919	40,469
INTEREST EXPENSE:
Interest on certificates of deposit $100,000 and over	1,278	461	472
Interest on other deposits	6,137	6,712	8,749
Interest on borrowings	6,553	5,553	5,301
Total interest expense	13,968	12,726	14,522
Net interest income	26,081	23,193	25,947
Provision for loan losses (Note 6)	752	522	360
Net interest income after provision for loan losses	25,329	22,671	25,587
OTHER INCOME:
Service charges, commissions and fees	1,948	1,683	1,600
Other income	1,292	1,298	1,143
Gain on securities sold (Note 5)	148	266	592
Total other income	3,388	3,247	3,335
OTHER EXPENSE:
Salaries and employee benefits (Note 9)	10,140	10,425	9,452
Occupancy, net (Note 16)	1,943	1,835	1,644
Premises and equipment (Notes 7 and 16)	1,852	1,708	1,600
Stationery and printing	539	559	583
Marketing and advertising	529	533	576
Other	4,468	3,276	3,343
Total other expense	19,471	18,336	17,198
Income before income tax expense	9,246	7,582	11,724
Income tax expense (Note 10)	1,624	1,163	3,721
Net income	$7,622	$6,419	$8,003
EARNINGS PER SHARE: (NOTE 1)
Basic	$.83	$.72	$.91
Diluted	$.82	$.71	$.90
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	9,218,933	8,899,164	8,813,156
Diluted	9,274,006	8,992,354	8,884,012

All per common share amounts have been adjusted retroactively for common stock splits and common stock dividends during the periods presented.

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(IN THOUSANDS, EXCEPT SHARE DATA)		YEARS ENDED DECEMBER 31, 2004, 2003, AND 2002
						ACCUMULATED	TOTAL
	COMMON	ADDITIONAL				OTHER	STOCK-
	STOCK	PAID IN	RETAINED	TREASURY	RESTRICTED	COMPREHENSIVE	HOLDERS’
	AMOUNT	CAPITAL	EARNINGS	STOCK	STOCK	INCOME (LOSS)	EQUITY
Balance December 31, 2001	$14,677	$4,180	$28,569	($4,115)	($135)	$1,120	$44,296
YEAR 2002
Cash dividend			(2,747)				(2,747)
Common stock dividend	3,970		(3,962)				8
Issuance of common stock	337						337
Exercise of stock options		212		312			524
Restricted stock award		170		87	(150)		107
Repurchase of common stock				(538)			(538)
Comprehensive income:
Net income			8,003				8,003
Unrealized holding losses on securities arising
during the period (net of taxes of ($664)						1,456
Less reclassification adjustment for gains included
in net income (net of tax benefit of $151)						392
Net unrealized holding gain on
securities arising during the
period (net of tax of $513)						1,064	1,064
Total comprehensive income							9,067
Balance December 31, 2002	$18,984	$4,562	$29,863	($4,254)	$(285)	$2,184	$51,054
YEAR 2003
Cash dividend			(3,014)				(3,014)
Issuance of common stock	421						421
Exercise of stock options		115		276			391
Restricted stock award					271		271
Comprehensive income:
Net income			6,419				6,419
Unrealized holding losses on securities arising
during the period (net of tax benefit of $792)						(1,538)
Less reclassification adjustment for gains included
in net income (net of tax of $91)						176
Net unrealized holding loss on
securities arising during the
period (net of tax benefit of $701)						(1,362)	(1,362)
Total comprehensive income							5,057
Balance December 31, 2003	$19,405	$4,677	$33,268	($3,978)	($14)	$822	$54,180
YEAR 2004
Cash dividend			(3,238)				(3,238)
Private Placement: Common Stock	10,631	(542)	(679)				9,410
Issuance of common stock	405						405
Exercise of stock options		342		203			545
Restricted stock award					14		14
Comprehensive income:
Net income			7,622				7,622
Additional minimum pension liability						(57)
Unrealized holding losses on
securities arising during the
period (net of tax benefit of $173)						(336)
Less reclassification adjustment for gains included
in net income (net of tax of $50)						98
Net unrealized holding losses on securities arising
during the period (net of tax of $123) and
additional minimum pension liability						(295)	(295)
Total comprehensive income							7,327
Balance December 31, 2004	$30,441	$4,477	$36,973	$(3,775)	$0	$527	$68,643

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF CASH FLOWS

	YEARS ENDED DECEMBER 31,
(IN THOUSANDS, EXCEPT PER SHARE DATA)	2004	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,622	$6,419	$8,003
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
PROVIDED BY OPERATING ACTIVITIES:
Depreciation and amortization	1,580	1,412	1,339
Provision for loan losses	752	522	360
Provision for deferred taxes	106	(411)	(46)
Gains on sale of investment securities available-for-sale	(148)	(266)	(592)
(Increase) decrease in accrued interest receivable	(48)	(46)	103
(Increase) decrease in other assets	(890)	375	(284)
Increase (decrease) in other liabilities	1,279	(601)	427
Increase in cash surrender value of bank owned life insurance	(734)	(798)	(760)
Amortization of premium and accretion of discount on investment securities, net	656	6,054	1,982
Net cash provided by operating activities	10,175	12,660	10,532
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of investment securities available-for-sale	149,951	210,565	213,314
Proceeds from maturities, calls and paydowns of securities held to maturity	37,902	137,337	149,286
(Purchase) redemption of FHLB and FRB Stock	(200)	(2,840)	(600)
Proceeds from sales of investment securities available-for-sale	52,524	131,722	44,338
Purchase of securities available-for-sale	(292,397)	(387,965)	(369,846)
Purchase of securities held to maturity	(7,445)	(77,584)	(157,363)
Net increase in loans	(27,000)	(120,492)	(17,815)
Property and equipment expenditures, net	(3,592)	(4,046)	(2,630)
Purchase of bank owned life insurance	(2,500)	0	0
Net cash used in investing activities	(92,757)	(113,303)	(141,316)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	69,351	16,570	118,518
Net increase in short-term borrowings	1,633	24,293	3,135
Increase in FHLB advances	0	50,000	5,000
Dividends paid	(3.238)	(3.014)	(2,747)
Proceeds from issuance of common stock	10,360	1,083	968
Issuance of subordinate debentures	0	5,000	0
Repurchase of common stock	0	0	(538)
Net cash provided by financing activities	78,106	93,932	124,336
Net decrease in cash and cash equivalents	(4,476)	(6,711)	(6,448)
Cash and cash equivalents at beginning of year	16,509	23,220	29,668
Cash and cash equivalents at end of year	$12,033	$16,509	$23,220
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid on deposits and short term borrowings	$13,921	$12,423	$14,440
Income taxes	$1,650	$2,022	$4,364

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements of Center Bancorp, Inc. (the Corporation) are prepared on the accrual basis and include the accounts of the Corporation and its wholly owned subsidiaries, including Union Center National Bank (the Bank). All significant inter-company accounts and transactions have been eliminated from the accompanying consolidated financial statements.

BUSINESS

The Corporation is a bank holding company whose principal activity is the ownership and management of Union Center National Bank (subsidiary). The Bank provides a full range of banking services to individual and corporate customers through branch locations in Union and Morris Counties, New Jersey. Additionally, the Bank originates residential mortgage loans and services such loans for others. The Bank is subject to competition from other financial institutions and, the regulations of certain federal and state agencies and undergoes periodic examinations by those regulatory authorities.

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

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash and due from banks.

INVESTMENT SECURITIES

The Corporation accounts for its investment securities in accordance with SFAS No. 115 “Accounting for Certain Investment in Debt and Equity Securities.” Investments are classified into the following categories: (1) held to maturity securities, for which the Corporation has both the positive intent and ability to hold until maturity, are reported at amortized cost; (2) trading securities, which are purchased and held principally for the purpose of selling in the near term and, are reported at fair value with unrealized gains and losses included in earnings; and (3) available-for-sale securities, which do not meet the criteria of the other two categories and which management believes may be sold prior to maturity due to changes in interest rates, prepayment, risk, liquidity or other factors, and are reported at fair value, with unrealized gains and losses, net of applicable income taxes, reported as a component of accumulated other comprehensive income, which is included in stockholders’ equity and excluded from earnings.

Investment securities held to maturity are adjusted for amortization of premiums and accretion of discounts, which are recognized on a level yield method, as adjustments to interest income. Investment securities gains or losses are determined using the specific identification method.

The Bank adopted the disclosure requirements of EITF 03-1 “The meaning of other than Temporary Impairment and its Application to Certain Investments” as of December 31, 2003. EITF 03-1 includes certain disclosures regarding quantitative and qualitative disclosures for investment securities accounted for under FASB 115, “Accounting for Certain Investments in Debt and Equity Securities” that are impaired at the balance sheet date, but an other-than temporary impairment has not been recognized.

INCOME TAXES

The Corporation recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between financial statement and tax bases of assets and liabilities, using enacted tax rates expected to apply to taxable income in the years in which the differences are expected to be settled.

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

Payments received on non-accrual loans are applied against principal. A loan may only be restored to an accruing basis when it again becomes well secured and in the process of collection or all past due amounts have been collected. Loan origination fees and certain direct loan origination costs are deferred and recognized over the life of the loan as an adjustment to the loan’s yield.

The Corporation accounts for impaired loans in accordance with SFAS No. 114 “Accounting by Creditors for Impairment of a Loan”, as amended by SFAS No 118 “Accounting by Creditors for Impairment of a Loan- Income Recognition and Disclosures.” The value of impaired loans is based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, as a practical expedient, at the loan’s observable market price or at the fair value of the collateral if the loan is collateral dependent. The Corporation has defined its population of impaired loans to include, at a minimum, non-accrual loans and loans internally classified as substandard or below, in each instance above an established dollar threshold of $200,000. All loans below the established dollar threshold are considered homogenous and are collectively evaluated for impairment.

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is maintained at a level determined adequate to provide for potential loan losses. The allowance is increased by provisions charged to operations and reduced by loan charge-offs, net of recoveries. The allowance is based on management’s evaluation of the loan portfolio considering economic conditions, the volume and nature of the loan portfolio, historical loan loss experience and individual credit situations.

Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the allowance for loan losses. In connection with the determination of the allowance for loan losses, management obtains independent appraisals for significant properties.

The ultimate collectability of a substantial portion of the Bank’s loan portfolio is susceptible to changes in the real estate market and economic conditions in the State of New Jersey and the impact of such conditions on the creditworthi-ness of the borrowers.

Management believes that the allowance for loan losses is adequate. While management uses available information to recognize loan losses; future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on their judgments about information available to them at the time of their examinations.

BANK PREMISES AND EQUIPMENT

Land is carried at cost and bank premises and equipment at cost less accumulated depreciation based on estimated useful lives of assets, computed principally on a straight-line basis. Expenditures for maintenance and repairs are charged to operations as incurred; major renewals and betterments are capitalized. Gains and losses on sales or other dispositions are recorded as other income or other expenses.

OTHER REAL ESTATE OWNED

Other real estate owned (OREO), representing property acquired through foreclosure, is carried at the lower of the principal balance of the secured loan or fair value less estimated disposal costs of the acquired property. Costs relating to holding the assets are charged to expenses.

MORTGAGE SERVICING

The Company performs various servicing functions on loans owned by others. A fee, usually based on a percentage of the outstanding principal balance of the loan, is received for those services. At December 31, 2004 and 2003, the Corporation was servicing approximately $16.1 million and $15.7 million respectively, of loans for others.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS continued
NOTE 1: SUMMARY OF SIGNICANT ACCOUNTING POLICIES continued

The Corporation accounts for its transfers and servicing of financial assets in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” The Corporation originates mortgages under plans to sell those loans and service the loans owned by the investor. The Corporation records mortgage servicing rights and the loans based on relative fair values at the date of sale. The balance of mortgage servicing rights at December 31, 2004 and 2003 are insignificant.

Mortgage loans originated and intended for sale in the secondary market are carried at the lower aggregated costs of estimated fair value. Gains and losses on sales of loans are also accounted for in accordance with SFAS No.134 “Accounting for Mortgage Securities retained after Securitizations or Mortgage Loans Held for Sale by a Mortgage Banking Enterprise.”

EMPLOYEE BENEFIT PLANS

The Bank has certain employee benefit plans covering substantially all employees. The Bank accrues such costs as incurred.

The Corporation follows the disclosure provisions of SFAS No.132 “Employers’ Disclosures about Pensions and Other Post Retirement Benefits’” which was revised December 2003. SFAS No.132 as revised, required additional employers’ disclosures about pension and other post retirement benefit plans after December 31, 2003. Certain disclosures related to estimated future benefit payments are effective for fiscal years ending after June 15, 2004. Net pension expense consists of service costs, interest cost, return on pension assets and amortization of unrecognized initial net assets. The Corporation accrues its benefit costs as incurred.

PENSION PLAN

The Corporation has a non-contributory pension plan covering all eligible employees. The Corporation’s policy is to fund at least the minimum contribution required by the Employee Retirement Income Security Act of 1974. The costs associated with the plan are accrued based on actuarial assumptions and included in non-interest expense.

STOCK BASED COMPENSATION

The Financial Accounting Standards Board ruled that Companies must expense stock option expense under SFAS No 123 (R) as of the first interim or annual reporting periods that begins after June 15, 2005. At December 31, 2004 the Corporation has four stock-based employee compensation plans, which are described more fully in Note 9. The Corporation accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost related to stock options is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

The following table illustrates the effect on net income and earnings per share if the Corporation had applied the fair value recognition provisions of FASB Statement No. 123, accounting for Stock-Based Compensation, to the Corporation’s stock option plans.

	YEARS ENDED DECEMBER 31,
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)	2004	2003	2002
Net Income, as reported	$7,622	$6,419	$8,003
Add: compensation expense recognized for restricted stock
award, net of related tax effect	$9	$9	$179
Deduct: Total Stock-based employee compensation
expense determined under fair value based method for
all awards, net of related tax effects	96	61	236
Pro forma net income	$7,535	$6,367	$7,946
Earnings per share:
Basic - as reported	$.83	$.72	$.91
Basic - pro forma	$.82	$.72	$.90
Diluted - as reported	$.82	$.71	$.90
Diluted - pro forma	$.81	$.71	$.89

EARNINGS PER SHARE

All common share and per common share amounts have been restated to reflect the two-for-one common stock split distributed on June 2, 2003 and the 5% common stock dividends distributed on June 1, 2004, 2002 and in 2001.

Basic Earnings per Share (EPS) is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding. Diluted EPS includes any additional common shares as if all potentially dilutive common shares were issued (e.g. stock options). The Corporation’s weighted average common shares outstanding for diluted EPS include the effect of stock options outstanding using the Treasury Stock Method, which are not included in the calculation of basic EPS.

Earnings per common share have been computed based on the following:
	YEARS ENDED DECEMBER 31,
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)	2004	2003	2002
Net income	$7,622	$6,419	$8,003
Average number of common shares outstanding	9,219	8,899	8,813
Effect of dilutive options	54	90	63
Effect of restricted stock awards	1	3	8
Average number of common shares outstanding used to
calculate diluted earnings per common share	9,274	8,992	8,884
Net income per share
Basic	$.83	$.72	$.91
Diluted	$.82	$.71	$.90

TREASURY STOCK

As of December 31, 2004 the Corporation has purchased 54,600 common shares at an average cost per share of $9.85 under the stock buyback program announced on January 24, 2002 for the repurchase of up to 253,575 shares of the Corporation’s outstanding common stock.

Treasury stock is recorded using the cost method and accordingly is presented as a reduction of stockholders’ equity.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS continued
NOTE 1: SUMMARY OF SIGNICANT ACCOUNTING POLICIES continued

COMPREHENSIVE INCOME

Total comprehensive income includes all changes in equity during a period from transactions and other events and circumstances from non-owner sources. The Bank’s other comprehensive income is comprised of unrealized holding gains, losses on securities available-for-sale and an additional minimum pension liability.

Disclosure of comprehensive income for the years ended 2004, 2003, and 2002 is presented in the Consolidated Statements of Changes in Stockholders’ Equity.

BANK OWNED LIFE INSURANCE

During 2001, the Corporation invested $13.0 million in Bank Owned Life Insurance (“BOLI”) to help offset the rising cost of employee benefits, and made a subsequent investment in 2004 of $2.5 million. The change in the cash surrender value of the BOLI was recorded as a component of other income and amounted to $734,000 in 2004, $798,000 in 2003 and $760,000 in 2002.

RECLASSIFICATIONS

Certain reclassifications have been made in the consolidated financial statements for 2003 and 2002 to conform to the classifications presented in 2004.

NOTE 2: ACQUSITIONS

On December 20, 2004 the Corporation entered into a definitive merger agreement to acquire Red Oak Bank, a state-chartered bank headquartered in Hanover Township, New Jersey. At the time the Corporation announced the merger the total value of the acquisition was approximately $26.3 million.

Pursuant to the merger agreement as amended and restated, Red Oak Bank will be merged into Center Bancorp’s subsidiary, Union Center National Bank, and each share of Red Oak Bank stock will be converted into the right to receive $12.06 per share in cash or a fixed ratio of 0.9227 of a share of Center Bancorp, Inc. common stock, at the election of the stockholder, subject to allocation provisions designed to assure that 50% of Red Oak Bank’s shares are converted into cash and 50% are converted into Center Bancorp’s common stock.

Consummation of the merger remains contingent upon receiving regulatory and shareholder approvals. The Corporation anticipates a closing to occur in the first half of 2005.

NOTE 3: RECENT ACCOUNTING PRONOUNCEMENTS

SFAS No 123(R)

On December 21, 2004, the Financial Accounting Standards Board ruled that companies must expense stock options. This Statement is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. This Statement supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related interpretative guidance.

This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This Statement does not change the accounting guidance for share-based payment transactions with parties other than employees provided in Statement 123 as originally issued and EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.”

The new FASB Statement 123R requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees, but expresses no preference for a type of valuation model. The Statement is effective for most public companies’ interim or annual periods beginning after June 15, 2005 (the third quarter for the Corporation) and is effective for other public and nonpublic companies for annual periods beginning after December 15, 2005. The Corporation has determined that the impact of the initial adoption of SFAS No. 123R would not be material to the consolidated financial statements.

EITF Issue No. 03-01

On September 30, 2004, the FASB issued Staff Position Emerging Issues Task Force (“EITF”) Issue No. 03-01, “Effective Date of Paragraphs 10-20 of EITF Issue No. 03-01, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” which delays the effective date for the measurement and recognition guidance contained in EITF Issue No. 03-01. EITF Issue No. 03-01 provides guidance for evaluating whether an investment is other-than-temporarily impaired and was originally effective for other-than-temporarily impairment evaluations made in reporting periods beginning after June 15, 2004. The delay in the effective date for the measurement and recognition guidance contained in paragraphs 10 through 20 of EITF Issue No. 03-01 does not suspend the requirement to recognize other-than-temporary impairments as required by existing authoritative literature. The disclosure guidance in paragraphs 21 and 22 of EITF Issue No. 03-01 remain effective. The delay will be superseded concurrent with the final issuance of EITF Issue No. 03-01a, which is expected to provide implementation guidance on matters such as impairment evaluations for declines in value caused by increases in interest rates and/or sector spreads.

NOTE 4: CASH AND DUE FROM BANKS

The subsidiary bank, Union Center National Bank, maintained cash balances reserved to meet regulatory requirements of the Federal Reserve Board of approximately $234,000 and $72,000 at December 31, 2004 and 2003, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS continued

NOTE 5: INVESTMENT SECURITIES

The following tables present information related to the Corporation’s portfolio of securities held to maturity and available-for-sale at December 31, 2004 and 2003.

	DECEMBER 31, 2004
		GROSS	GROSS	ESTIMATED
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
(DOLLARS IN THOUSANDS)	COST	GAINS	LOSSES	VALUE
SECURITIES HELD TO MATURITY:
U.S. government and federal agency obligations	$35,857	$544	$190	$36,211
Obligations of U.S. States and political subdivisions	48,813	1,152	261	49,704
Other Securities	2,958	4	7	2,955
FHLB Stock and other equity securities	36,534	2,496	2	39,028
	$124,162	$4,196	$460	$127,898
	DECEMBER 31, 2004
		GROSS	GROSS	ESTIMATED
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
(DOLLARS IN THOUSANDS)	COST	GAINS	LOSSES	VALUE
SECURITIES AVAILABLE-FOR-SALE:
U.S. government and federal agency obligations	$250,836	$505	$1,703	$249,638
Obligations of U.S. states and political subdivisions	53,403	755	366	53,792
Other securities	28,556	79	232	28,403
FHLB Stock and other equity securities	120,187	1,776	272	121,691
	$452,982	$3,115	$2,573	$453,524
	DECEMBER 31, 2003
		GROSS	GROSS	ESTIMATED
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
(DOLLARS IN THOUSANDS)	COST	GAINS	LOSSES	VALUE
SECURITIES HELD TO MATURITY:
U.S. government and federal agency obligations	$64,210	$1,009	$368	$64,851
Obligations of U.S. States and political subdivisions	43,771	1,117	346	44,542
FHLB Stock and other equity securities	47,168	3,448	20	50,596
	$155,149	$5,574	$734	$159,989
	DECEMBER 31, 2003
		GROSS	GROSS	ESTIMATED
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
(DOLLARS IN THOUSANDS)	COST	GAINS	LOSSES	VALUE
SECURITIES AVAILABLE-FOR-SALE:
U.S. government and federal agency obligations	$205,596	$401	$1,569	$204,428
Obligations of U.S. states and political subdivisions	55,740	508	628	55,620
Other securities	33,697	2,424	0	36,121
FHLB Stock and other equity securities	67,805	322	211	67,916
	$362,838	$3,655	$2,408	$364,085

A portion of the Corporation’s investment securities are classified as available-for-sale, approximately 78.5% at December 31, 2004. The available-for-sale securities are reported at fair value with unrealized gains or losses included in equity net of taxes. Accordingly, the carrying value of such securities reflects their fair value at the balance sheet date. Fair value is based on quoted market price. The remainder of the portfolio is classified as held to maturity and reported at amortized cost.

The following table presents information for investments in securities held to maturity and securities available-for-sale at December 31, 2004, based on scheduled maturities. Actual maturities can be expected to differ from scheduled maturities due to prepayment or early call options of the issuer. Equity securities held in the available for sale portfolio are included in the due in one year or less category in the table below.

	HELD TO MATURITY		AVAILABLE-FOR-SALE
		ESTIMATED		ESTIMATED
	AMORTIZED	FAIR	AMORTIZED	FAIR
(DOLLARS IN THOUSANDS)	COST	VALUE	COST	VALUE
Due in one year or less	$10,351	$10,514	$101,192	$100,977
Due after one year through five years	10,244	10,689	16,758	17,139
Due after five years through ten years	23,809	24,394	102,259	102,296
Due after ten years	79,758	82,301	232,773	233,112
Total	$124,162	$127,898	$452,982	$453,524

During 2004, securities sold from the Corporation’s available-for-sale portfolio amounted to approximately $52.5 million. The gross realized losses on securities sold amounted to $280,260, while the gross realized gains amounted to $428,472 in 2004. Securities sold from the Corporation’s available-for-sale portfolio during 2003 amounted to $131.7 million with a gross realized gain of $1.2 million and gross realized losses of $917,170. Securities sold from the Corporation’s available-for-sales portfolio during 2002 amounted to $44.3 million with a gross realized loss of $536,615 and a gross realized gain of $1.1 million. These securities were sold in the ordinary course of business.

TEMPORARILY IMPAIRED INVESTMENTS

Investments whose value is considered to be other than temporarily impaired are written down to fair value as a charge to realized losses. The cost basis of these written down investments is adjusted to fair value at the date the determination of impairment is made. The new cost basis is not adjusted for subsequent recoveries in value. At December 31, 2004 there were no securities that reflected other than temporary impairment and as such no write-downs occurred during 2004. At December 31, 2004, the unrealized losses associated with U.S. Treasury securities and agency debentures, mortgage-backed securities, other taxable securities and tax-exempt securities are not considered to be other-than-temporary because their unrealized losses are related to changes in interest rates and do not affect the expected cash flows of the underlying collateral or issuer.

We review all securities for potential recognition of other than temporary impairment. We maintain a watch list for the identification and monitoring of securities experiencing problems that required a heightened level of review. This could include credit rating downgrades.

Our assessment of whether an investment in the portfolio of assets is other than temporary include factors such as whether the issuer has defaulted on scheduled payments, announced restructuring and/or filed for bankruptcy, has disclosed severe liquidity problems that cannot be resolved, disclosed deteriorating financial condition or sustained significant losses.

Factors affecting the market price include credits risk, market risk, interest rates, economic cycles, and liquidity risk. The magnitude of any unrealized loss may be affected by the relative concentration of our investments in any one issuer or industry. We have established policies to reduce exposure through diversification of concentration of the investment portfolio including limits on concentrations to any one issuer. We believe the investment portfolio is prudently diversified.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS continued
NOTE 5: INVESTMENT SECURITIES continued

The decline in value is related to a change in interest rates and subsequent change in credit spreads required for these issues affecting market price. All issues are performing and are expected to continue to perform in accordance with their respective contractual terms and conditions. Short to intermediate average durations and in certain cases monthly principal payments should reduce further market value exposure to increases in rates.

In determining that the securities giving rise to the previously mentioned unrealized losses were not other than temporary, we evaluated the factors cited above, which we consider when assessing whether a security is other than temporarily impaired. In making these evaluations we must exercise considerable judgment. Accordingly there can be no assurance that the actual results will not differ from our judgments and that such differences may not require the future recognition of other-than-temporary impairment charges that could have a material affect on our financial position and results of operations. In addition, the value of, and the realization of any loss on an investment security is subject to numerous risks as cited above.

	TEMPORARILY IMPAIRED INVESTMENT SUMMARY
	DECEMBER 31, 2004
(DOLLARS IN THOUSANDS)	TOTAL		LESS THAN 12 MONTHS		12 MONTHS OR LONGER
	FAIR	UNREALIZED	FAIR	UNREALIZED	FAIR	UNREALIZED
	VALUE	LOSSES	VALUE	LOSSES	VALUE	LOSSES
US Treasury obligations and direct
obligations of US government	$23,846	$(467)	$10,319	$(24)	$13,527	$(443)
Federal agency CMO’s	126,249	(1,290)	106,769	(803)	19,480	(487)
Federal agency mortgage backed securities	28,429	(375)	28,429	(375)	0	0
Corporate Bonds	1,993	(2)	1,993	(2)	0	0
Municipal Tax Exempt	35,896	(627)	26,411	(296)	9,485	(331)
FHLB Stock and other equity securities	34,761	(272)	14,190	0	20,571	(272)
Total temporarily impaired securities	$251,174	$(3,033)	$188,111	$(1,500)	$63,063	$(1,533)

	TEMPORARILY IMPAIRED INVESTMENT SUMMARY
	DECEMBER 31, 2003
(DOLLARS IN THOUSANDS)	TOTAL		LESS THAN 12 MONTHS		12 MONTHS OR LONGER
	FAIR	UNREALIZED	FAIR	UNREALIZED	FAIR	UNREALIZED
	VALUE	LOSSES	VALUE	LOSSES	VALUE	LOSSES
US Treasury obligations and direct
obligations of US government	$17,479	$(547)	$15,477	$(546)	$2,002	$(1)
Federal agency CMO’s	107,000	(1,320)	107,000	(1,320)	0	0
Federal agency mortgage backed securities	13,656	(70)	13,656	(70)	0	0
Corporate Bonds	2,980	(20)	2,980	(20)	0	0
Municipal Tax Exempt	46,647	(974)	46,647	(974)	0	0
FHLB Stock and other equity Securities	67,594	(211)	67,594	(211)	0	0
Total temporarily impaired securities	$255,356	$(3,142)	$253,354	$(3,141)	$2,002	$(1)

Investment securities having a carrying value of approximately $184.5 million and $256.1 million at December 31, 2004 and 2003, respectively, were pledged to secure public deposits, short-term borrowings, and FHLB advances and for other purposes required or permitted by law.

NOTE 6: LOANS AND THE ALLOWANCE FOR LOAN LOSSES

The following table sets forth the composition of the Corporation’s loan portfolio at December 31, 2004 and 2003, respectively:

(DOLLARS IN THOUSANDS)	2004	2003
Real estate--residential mortgage	$221,893	$214,482
Real estate--commercial	119,352	98,444
Commercial and industrial	30,929	28,863
Installment	5,130	7,736
All other	0	0
Total	$377,304	$349,525

At December 31, 2004 and 2003 loans to officers and directors aggregated approximately $4,309,302 and $4,283,000, respectively. During the year ended December 31, 2004, the Corporation made new loans to officers and directors in the amount of $1,386,156; payments by such persons during 2004 aggregated $1,359,854. Management is of the opinion that the above loans were made on the same terms and conditions as those prevailing for comparable transactions with non-related borrowers.

A summary of the activity in the allowance for loan losses is as follows:

(DOLLARS IN THOUSANDS)	2004	2003	2002
Balance at the beginning of year	$3,002	$2,498	$2,191
Provision for loan losses	752	522	360
Loans charged-off	(11)	(39)	(117)
Recoveries on loans previously charged-off	38	21	64
Balance at the end of year	$3,781	$3,002	$2,498

Total non-performing assets are comprised of the outstanding balances of accruing loans which are 90 days or more past due as to principal or interest payments, non-accrual loans and other real estate owned. Total non-performing assets at December 31, 2004, 2003 and 2002 were as follows:

(DOLLARS IN THOUSANDS)	2004	2003	2002
Loans past due in excess of 90 days and still accruing	$0	$0	$0
Non-accrual loans	0	26	229
Other real estate owned	0	0	0
Total non-performing assets	$0	$26	$229

The amount of interest income that would have been recorded on non-accrual loans in 2004, 2003 and 2002 had payments remained in accordance with the original contractual terms approximated $0, $1,700 and $11,000 respectively; no interest income was received on these types of assets in 2004, 2003 and 2002.

At December 31, 2004, total impaired loans were approximately $205,529 compared to $358,000 at December 31, 2003 and $175,000 at December 31, 2002. The reserves allocated to such loans in 2004, 2003 and 2002 were $1,000, $6,000, $1,000. Although classified as substandard at December 31, 2004, the impaired loans were current with respect to principal and interest payments. The Corporation’s total average impaired loans were $230,043 during 2004, $377,000 during 2003, and $1,835,000 during 2002. Interest income on impaired loans totaled $11,905 in 2004, $22,000 in 2003 and $156,000 in 2002.

At December 31, 2004, there were no commitments to lend additional funds to borrowers whose loans were non-accrual or contractually past due in excess of 90 days and still accruing interest.

The policy of the Bank is to generally grant commercial, mortgage and installment loans to New Jersey residents and businesses within its trading area. The borrowers’ abilities to repay their obligations are dependent upon various factors including the borrowers’ income and net worth, cash flows generated by the borrowers’ underlying collateral, value of the underlying collateral, and priority of the Bank’s lien on the property. Such factors are dependent upon various economic conditions and individual circumstances beyond the control of the Bank. The Bank is therefore subject to risk of loss. The Bank believes its lending policies and procedures adequately minimize the potential exposure to such risks and that adequate provisions for loan losses are provided for all known and inherent risks. Collateral and/or personal guarantees are required for virtually all loans.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS continued

NOTE 7: BANK PREMISES AND EQUIPMENT

 Bank premises and equipment are summarized as follows:

(DOLLARS IN THOUSANDS)	2004	2003
Land	$3,447	$3,447
Buildings	12,657	10,355
Furniture, fixtures and equipment	13,654	12,487
Leasehold improvements	1,457	1,457
Subtotal	31,215	27,746
Less accumulated depreciation and amortization	13,593	12,136
Total	$17,622	$15,610

Depreciation expense for the three years ended December 31, 2004 amounted to $1,580,000 in 2004, $1,412,000 in 2003 and $1,339,000 in 2002, respectively.

NOTE 8: BORROWED FUNDS

Short-term borrowings at December 31, 2004 and 2003 consisted of the following:

(DOLLARS IN THOUSANDS)	2004	2003
Securities sold under agreements to repurchase	$84,757	$99,724
Federal Home Loan Bank overnight advances		16,600
Total Short-Term Borrowings	$101,357	$99,724

The weighted average interest rate for short-term borrowings at December 31, 2004 and 2003 was 0.91 percent and 0.97 percent, respectively.

Securities sold under agreements to repurchase had average balances of $105,449,000 and $97,125,000 for the years ended December 31, 2004 and 2003, respectively. The maximum amount outstanding at any month end during 2004 and 2003 was $131,791,000 and $111,358,000. The average interest rate paid on securities sold under agreements to repurchase were 0.80 percent and 0.96 percent for the years ended December 31, 2004 and 2003, respectively.

Federal Home Loan Bank advances weighted average interest rates at December 31,2004 and 2003 were 2.38 percent and 0.00 percent, respectively. The maximum amount outstanding at any month end during 2004 and 2003 was $42,500,000 and $29,000,000. The average interest rate paid on Federal Home Loan Bank advances were 1.65 percent and 1.22 percent for the years ended December 31,2004 and 2003, respectively.

At December 31, 2004 and 2003 long-term borrowings consisted of the following:

(DOLLARS IN THOUSANDS)	2004	2003
Federal Home Loan Bank Advances	$100,000	$115,000
Securities sold under agreements to repurchase	15,000	0
Total Long-Term Borrowings	$115,000	$115,000

At December 31, 2004 and 2003, advances from the Federal Home Loan Bank of New York (FHLB) amounted to $100,000,000 and $115,000,000, respectively. The FHLB advances had a weighted average interest rate of 4.28 percent and 3.50 percent at December 31, 2004 and December 31, 2003, respectively. These advances are secured by pledges of FHLB stock, 1-4 family residential mortgages and U.S. Government and Federal Agency obligations. The advances are subject to quarterly call provisions at the discretion of the FHLB and at December 31, 2004, and 2003 are contractually scheduled for repayment as follows:

(DOLLARS IN THOUSANDS)	2004	2003
2007	$5,000	$0
2009	25,000	0
2010	50,000	50,000
2011	10,000	10,000
2012	0	5,000
2013	10,000	50,000
Total:	$100,000	$115,000

The securities sold under repurchase agreements to other counterparties included in long-term debt totaled $15.0 million for 2004 and there were no long-term repurchase agreements in 2003. The weighted average rate in 2004 was 2.11 percent. The schedule for repayment is as follows:

(DOLLARS IN THOUSANDS)	2004	2003
2007	$15,000	$0
Total:	$15,000	$0

NOTE 9: PENSION AND BENEFITS

The Corporation maintains a non-contributory pension plan for substantially all of its employees. The benefits are based on years of service and the employee’s compensation over the prior five-year period. The plan’s assets consist primarily of an insurance annuity. In addition, the Corporation has a non-qualified retirement plan that is designed to supplement the pension plan for key employees.

In 1999, the Corporation adopted a Director’s Retirement Plan, which is designed to provide retirement benefits for members of the Board of Directors. The expense associated with the plan amounted to $93,000 in 2004, $63,000 in 2003 and $63,000 for 2002, and is included in non-interest expense.

The following table sets forth changes in projected benefit obligation, changes in fair value of plan assets, funded status, and amounts recognized in the consolidated statements of condition for the Corporation’s pension plans at December 31, 2004 and 2003.

CHANGE IN BENEFIT OBLIGATION (DOLLARS IN THOUSANDS)	2004	2003
Projected benefit obligation at beginning of year	$9,127	$7,660
Service cost	705	660
Interest cost	561	507
Actuarial loss (gain)	3	630
Benefits paid	(250)	(330)
Projected benefit obligation at end of year	$10,146	$9,127
CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning year	$5,473	$4,393
Actual return on plan assets	616	810
Employer contributions	760	600
Benefits paid	(250)	(330)
Fair value of plan assets at end of year	$6,599	$5,473
Funded status	$(3,547)	$(3,654)
Unrecognized net asset	0	0
Unrecognized prior service cost	51	66
Unrecognized net actuarial loss	1,568	1,841
Accrued benefit cost	$(1,928)	$(1,747)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS continued
NOTE 9: PENSION AND BENEFITS continued

The net periodic pension cost for 2004, 2003 and 2002 includes the following components.

(DOLLARS IN THOUSANDS)	2004	2003	2002
Service cost	$725	$676	$476
Interest cost	561	507	450
Expected return on plan assets	(442)	(386)	(383)
Net amortization and deferral	97	157	46
Net periodic pension expense	$941	$954	$589

The following table presents the assumptions used to calculate the projected benefit obligation in each of the last three years.

	2004	2003	2002
Discount rate	6.00%	6.25%	6.75%
Rate of compensation increase	4.50%	4.75%	5.25%
Expected long-term rate of return on plan assets	7.50%	8.00%	8.00%

The following information is provided:

	AT DECEMBER 31,
(DOLLARS IN THOUSANDS)	2004	2003
INFORMATION FOR PLANS WITH AN ACCUMULATED BENEFIT OBLIGATION IN EXCESS OF PLAN ASSETS
Projected benefit obligation	$10,145	$9,127
Accumulated benefit obligation	7,853	6,777
Fair value of plan assets	6,599	5,473
ASSUMPTIONS
WEIGHTED AVERAGE ASSUMPTIONS USED TO DETERMINE BENEFIT OBLIGATION AT DECEMBER 31	2004	2003
Discount rate	6.00%	6.25%
Rate of compensation increase	4.50%	4.75%
WEIGHTED AVERAGE ASSUMPTIONS USED TO DETERMINE NET PERIODIC BENEFIT COST FOR YEARS ENDED DECEMBER 31	2004	2003
Discount rate	6.25%	6.75%
Expected long-term return on plan assets	7.50%	8.00%
Rate of compensation increase	4.75%	5.25%

The process of determining the overall expected long-term rate of return on plan assets begins with a review of appropriate investment data, including current yields on fixed income securities, historical investment data, historical plan performance and forecasts of inflation and future total returns for the various asset classes. This data forms the basis for the construction of a best-estimate range of real investment return for each asset class. An average, weighted real-return range is computed reflecting the Plan’s expected asset mix, and that range, when combined with an expected inflation range produces an overall best-estimate expected return range. Specific factors such as the Plan’s investment policy, reinvestment risk and investment volatility are taken into consideration during the construction of the best estimate real return range, as well as in the selection of the final return assumption from within the range.

PLAN ASSETS

The Union Center National Bank Pension Trust’s weighted-average asset allocation at December 31, 2004, 2003 and 2002, by asset category, is as follows:

ASSET CATEGORY	2004	2003	2002
Equity securities	79%	79%	72%
Debt and/or Fixed Income Securities	20%	20%	26%
Real Estate	0%	0%	0%
Other	1%	1%	2%
Total	100%	100%	100%

The general investment policy of the Pension Trust is for the fund to experience growth in assets that will allow the market value to exceed the value of benefit obligations over time. Appropriate diversification on a total fund basis is achieved by following an allowable range of commitment within asset category, as follows;

Asset Category	Range	Target
Equity securities	15-80%	75%
Debt and/or Fixed Income Securities	20-65%	25%
International Equity	0-10%	0%
Short Term	10-40%	0-5%

The investment manager is not authorized to purchase, acquire or otherwise hold certain types of market securities (subordinated bonds, commodities, real estate investment trusts, limited partnerships, naked puts, naked calls, stock index futures, oil gas or mineral exploration ventures, unregistered securities) or to employ certain types of market techniques (margin purchases, short sales) or to mortgage, pledge, hypothecate, or in any manner transfer as security for indebtedness, any security owned or held by the Plan.

CASH FLOWS

CONTRIBUTIONS

The Bank expects to contribute $700,000 to its Pension Trust in 2005.

ESTIMATED FUTURE BENEFIT PAYMENTS

The following benefit payments, which reflect expected future service, as appropriate, that are expected to be paid in each year 2005, 2006, 2007, 2008 ,2009 and years 2010-2014, respectively are $278,300, $276,100, $315,400, $542,400, $630,300 and $4,115,800.

401K BENEFIT PLAN

The Corporation maintains a 401K employee savings plan to provide for defined contributions which covers substantially all employees of the Bank. The Corporation’s contributions to the plan are limited to fifty percent of a matching percentage of each employee’s contribution up to six percent of the employee’s salary. For 2004, 2003 and 2002, employer contributions amounted to $124,000, $115,000 and $103,000, respectively.

STOCK OPTION PLANS

The Corporation’s Stock Option Plans permit Center Bancorp, Inc. common stock to be issued to key employees and directors of the Corporation and its subsidiaries. The options granted under the plans are intended to be either Incentive Stock Options or Non-qualified Options. Under the 1999 Employee Stock Incentive Plan, an aggregate of 277,180 shares remain available under the plan and are authorized for issuance. Under the 2003 non-employee director stock option plan an aggregate total of 495,000 shares remain. Such shares may be treasury shares, newly issued shares or a combination thereof. This Plan also authorizes the grant of restricted stock awards.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS continued
NOTE 9: PENSION AND BENEFITS continued

Options have been granted to purchase common stock principally at the fair market value of the stock at the date of grant. Options are exercisable starting one year after the date of grant and generally expire ten years from the date of grant. Changes in options outstanding during the past three years were as follows:

		EXERCISE PRICE RANGE
STOCK OPTION PLAN	SHARES	PER SHARE
Outstanding, December 31, 2001, (239,147 shares exercisable)	355,919	$4.74 to $8.50
Granted during 2002	29,400	$9.89
Exercised during 2002	(95,640)	$4.74 to $7.03
Expired or canceled during 2002	(1,674)	$6.69
Outstanding, December 31, 2002 (188,691 shares exercisable)	288,005	$4.74 to $9.89
Granted during 2003	36,181	$16.67
Exercised during 2003	(73,180)	$4.74 to $9.92
Expired or canceled during 2003	(1,955)	$5.10 to $6.69
Outstanding, December 31, 2003 (168,445 shares exercisable)	249,051	$4.74 to $16.67
Granted during 2004	33,000	$11.58
Exercised during 2004	(52,510)	$4.74 to $6.69
Expired or canceled during 2004	(3,652)	$6.69 to $6.69
Outstanding, December 31, 2004 (161,961 shares exercisable)	225,889	$4.74 to $16.67

FAIR VALUE OF STOCK OPTIONS GRANTS
The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following weighted-average assumptions were used for the grants of options in 2004, 2003 and 2002.

GRANTED IN 2004:
•	Dividend yield of 2.73%
•	Expected volatility of 35.80%
•	Risk-free interest rate of 4.11% based upon equivalent-term Treasury Rates
•	Expected options lives of 6 years, which were contractual lives at the date of grant

GRANTED IN 2003:
•	Dividend yield of 2.73%
•	Expected volatility of 35.8%
•	Risk-free interest rate of 3.51% based upon equivalent-term Treasury Rates
•	Expected options lives of 6 years, which were contractual lives at the date of grant

GRANTED IN 2002:
•	Dividend yield of 2.73%
•	Expected volatility of 30.6%
•	Risk-free interest rate of 4.34% based upon equivalent-term Treasury Rates
•	Expected options lives of 6 years, which were contractual lives at the date of grant

The following table summarizes the fair value of the stock options granted during the last three years ended December 31, 2004, 2003 and 2002.

	2004		2003		2002
	OPTIONS	WEIGHTED	OPTIONS	WEIGHTED	OPTIONS	WEIGHTED
	GRANTED	AVERAGE	GRANTED	AVERAGE	GRANTED	AVERAGE
		FAIR VALUE		FAIR VALUE		FAIR VALUE
Incentive stock options	0	$0.00	0	$0.00	0	$0.00
Non-qualifying stock options	0	$0.00	0	$0.00	29,400	$2.74
Director’s plan	33,000	$3.60	36,181	$5.57	0	$0.00
Total	33,000	$3.60	36,181	$5.57	29,400	$2.74

RESTRICTED STOCK

Restricted stock may be awarded to key employees providing for the immediate award of the Corporation’s common stock subject to certain vesting and other restrictions. During 2004, no shares were awarded and issued from Treasury shares. During 2002, 11,000 shares were awarded and issued from Treasury shares. The amount of compensation costs related to restricted stock awards included in salary expense was approximately $14,000 in 2004, $14,000, in 2003 and $257,000 in 2002. As of December 31, 2004, all shares of the prior restricted stock awards were vested.

NOTE 10: INCOME TAXES

The current and deferred amounts of income tax expense for the years ended December 31, 2004, 2003 and 2002, respectively, are as follows:

(DOLLARS IN THOUSANDS)	2004	2003	2002
CURRENT:
Federal	$1,354	$1,312	$3,487
State	164	262	280
	1,518	1,574	3,767
DEFERRED:
Federal	341	248	(7)
State	(235)	(659)	(39)
	106	(411)	(46)
Income tax expense	$1,624	$1,163	$3,721

The amount of income tax included in comprehensive income was $306,000, $424,000 and $1,125,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

    Reconciliation between the amount of reported income tax expense and the amount computed by applying the statutory Federal income tax rate is as follows:

(DOLLARS IN THOUSANDS)	2004	2003	2002
Income before income tax expense	$9,246	$7,582	$11,724
Federal statutory rate	34%	34%	34%
Computed “expected” Federal income tax expense	3,144	2,578	3,986
State tax net of Federal tax benefit	(47)	(262)	180
Bank owned life insurance	(249)	(271)	(259)
Tax-exempt interest and dividends	(1,235)	(971)	(222)
Other, net	11	89	36
Income tax expense	$1,624	$1,163	$3,721

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS continued
NOTE 10: INCOME TAXES continued

    The tax effects of temporary differences that give rise to significant portions of the deferred tax asset and deferred tax liability at December 31, 2004 and 2003 are presented below:

(DOLLARS IN THOUSANDS)	2004	2003
DEFERRED TAX ASSETS:
Allowance for loan losses	$1,280	$885
Pension expense	972	817
Organization cost	0	17
Other	239	88
NJ NOL and AMA credits	545	387
Total gross deferred tax asset	$3,036	$2,194
DEFERRED TAX LIABILITIES:
Depreciation	$599	$401
Market discount accretion	678	0
Deferred fee expense-mortgages	487	416
Unrealized gains on securities available-for-sale and other comprehensive income	306	424
Other	1	0
Total gross deferred tax liabilities	2,071	1,241
Net deferred tax asset	$965	$953

Based on the Corporation’s historical and current pre-tax earnings and the availability of net operating loss carry-backs on a Federal basis, management believes it is more likely than not that the Corporation will realize the benefit of the net deductible temporary differences existing at December 31, 2004 and 2003, respectively.

NOTE 11: REGULATORY CAPITAL REQUIREMENTS

Federal Deposit Insurance Corporation (FDIC) regulations require banks to maintain minimum levels of regulatory capital. Under the regulations in effect at December 31, 2004, the Bank was required to maintain (i) a minimum leverage ratio of Tier 1 capital to total adjusted assets of 4.00%, and (ii) minimum ratios of Tier 1 and total capital to risk-weighted assets of 4.00% and 8.00%, respectively.

Under its prompt corrective action regulations, the FDIC is required to take certain supervisory actions (and may take additional discretionary actions) with respect to an undercapitalized institution. Such actions could have a direct material effect on the institution’s financial statements. The regulations establish a framework for the classification of financial institutions into five categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. Generally, an institution is considered well capitalized if it has a leverage (Tier 1) capital ratio of at least 5.00%; a Tier 1 risk-based capital ratio of at least 6.00%; and a total risk-based capital ratio of at least 10.00%.

The foregoing capital ratios are based in part on specific quantitative measures of assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by the FDIC about capital components, risk weightings and other factors.

As of December 31, 2004, management believes that the Bank meets all capital adequacy requirements to which it is subject and is a well-capitalized institution under the prompt corrective action regulations.

The following is a summary of the Bank’s actual capital amounts and ratios as of December 31, 2004 and 2003, compared to the FDIC minimum capital adequacy requirements and the FDIC requirements for classification as a well-capitalized institution:

In July 2003, the Board of Governors of the Federal Reserve System instructed bank holding companies to continue to include the trust preferred securities in their Tier 1 capital for regulatory purposes until notice is given to the contrary. There can be no assurance that the Federal Reserve will continue to allow institutions to include trust preferred securities in Tier 1 capital for regulatory purposes. As of December 31, 2004, assuming the Company was not allowed to include the $15.465 million in trust preferred securities issued by the subsidiary trusts in Tier 1 capital, the Company would remain “well capitalized” with a Tier 1 ratio of 6.66 percent and a total risk based capital ratio of 12.02 percent.

FDIC REQUIREMENTS
	UNION CENTER NATIONAL		MINIMUM CAPITAL		FOR CLASSIFICATION
	BANK ACTUAL		ADEQUACY		AS WELL CAPITALIZED
(DOLLARS IN THOUSANDS)	AMOUNT	RATIO	AMOUNT	RATIO	AMOUNT	RATIO
DECEMBER 31, 2004
Leverage (Tier 1) capital	$68,793	7.02%	$39,263	4.00%	$48,974	5.00%
RISK-BASED CAPITAL:
Tier 1	68,793	12.09%	22,761	4.00%	34,141	6.00%
Total	72,574	12.75%	45,521	8.00%	56,902	10.00%
DECEMBER 31, 2003
Leverage (Tier 1) capital	$59,630	6.70%	$35,666	4.00%	$44,478	5.00%
RISK-BASED CAPITAL:
Tier 1	59,630	11.99%	19,899	4.00%	29,848	6.00%
Total	62,632	12.59%	39,798	8.00%	49,747	10.00%

	CENTER BANCORP, INC.		MINIMUM CAPITAL		FOR CLASSIFICATION
	BANK ACTUAL		ADEQUACY		AS WELL CAPITALIZED
(DOLLARS IN THOUSANDS)	AMOUNT	RATIO	AMOUNT	RATIO	AMOUNT	RATIO
DECEMBER 31, 2004
Leverage (Tier 1) capital	$81,490	8.22%	$39,725	4.00%	$49,552	5.00%
RISK-BASED CAPITAL:
Tier 1	81,490	14.03%	23,234	4.00%	34,851	6.00%
Total	85,271	14.68%	46,468	8.00%	58,085	10.00%
DECEMBER 31, 2003
Leverage (Tier 1) capital	$66,267	7.44%	$35,675	4.00%	$44,489	5.00%
RISK-BASED CAPITAL:
Tier 1	66,267	13.22%	20,057	4.00%	30,085	6.00%
Total	69,269	13.81%	40,114	8.00%	50,142	10.00%

The Corporation issued $10.3 million in 2001 and $5.2 million in 2003 of subordinated debentures. These securities are included as a component of Tier 1 Capital for regulatory purposes. The Tier 1 leverage capital ratio was 8.22 percent at December 31, 2004.

NOTE 12: SUBORDINATED DEBENTURES

During 2001 and 2003, the Corporation formed statutory business trusts, which exist for the exclusive purpose of (i) issuing Trust Securities representing undivided beneficial interests in the assets of the Trust; (ii) investing the gross proceeds of the Trust securities in junior subordinated deferrable interest debentures (subordinated debentures) of the Corporation; and (iii) engaging in only those activities necessary or incidental thereto. These subordinated debentures and the related income effects are not eliminated in the consolidated financial statements as the statutory business trusts are not consolidated in accordance with FASB interpretation No.46 “Consolidation of Variable Interest Entities.” Distributions on the subordinated debentures owned by the subsidiary trusts on the following table have been classified as interest expense in the Consolidated Statement of Income.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS continued
NOTE 12: SUBORDINATED DEBENTURES continued

The following table summarizes the mandatorily redeemable trust preferred securities of the Corporation’s subsidiary trusts at December 31, 2004.

					REDEEMABLE BY
ISSUANCE DATE	SECURITIES ISSUED	LIQUIDATION VALUE	COUPON RATE	MATURITY	ISSUER BEGINNING
12/18/01	$10,000,000	$1,000 per	Floating 3-month	12/18/2031	12/18/2006
		Capital Security	LIBOR + 360 Basis
			Points

					REDEEMABLE BY
ISSUANCE DATE	SECURITIES ISSUED	LIQUIDATION VALUE	COUPON RATE	MATURITY	ISSUER BEGINNING
12/19/03	$5,000,000	$1,000 per	Floating 3-month	01/23/2034	01/23/09
		Capital Security	LIBOR +285
			Basis Points

NOTE 13: FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments" (SFAS 107), requires that the Bank disclose estimated fair values for its financial instruments. Fair value estimates, methods, and assumptions are set forth below for the Corporation’s financial instruments:

The carrying amounts for cash and cash-equivalents approximate fair value because they mature in 90 days or less and do not present unanticipated credit concerns. The fair value of investment securities is estimated based on bid quotations received from securities dealers. Stock of the Federal Home Loan Bank of New York is carried at cost.

Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type such as commercial, real estate-mortgage, and installment loans.

The fair value of performing loans, except residential mortgages, is calculated by discounting scheduled cash flows through the estimated maturity using estimated market discount rates that reflect the credit and interest rate risk inherent in the loan. The estimate of maturity is based on the historical experience of the Bank with prepayments for each loan classification, modified as required by an estimate of the effect of current economic and lending conditions. For performing residential mortgage loans, fair value is estimated by discounting contractual cash flows adjusted for prepayment estimates using discount rates based on secondary market sources adjusted to reflect differences in servicing and credit costs.

The fair value of deposits with no stated maturity, such as non-interest-bearing demand deposits, savings and interest-bearing checking accounts, and money market and checking accounts, is equal to the amount payable on demand as of December 31, 2004 and 2003. The fair value of certificates of deposit is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities.

The fair value estimates of commitments to extend credit and standby letters of credit are estimated at the fee charged by the Bank for similar transactions. This amount is deemed immaterial.

Short-term borrowings that mature within six months have fair values equal to their carrying value.

The fair value of FHLB advances is based on the discounted value of estimated cash flows. The discount rate is estimated using the rates currently offered for similar advances.

The fair value of subordinated debentures is estimated by discounting the estimated future cash flows using market discount rates of financial instruments with similar characteristics, terms and remaining maturity.

Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Corporation’s entire holdings of a particular financial instrument. Because no market exists for a significant portion of the Bank’s financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature, involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

Fair value estimates are based on existing on-and-off-balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. Other significant assets and liabilities that are not considered financial assets or liabilities include deferred tax assets and liabilities, goodwill, and premises and equipment. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered.

The estimated fair value of the Corporation’s financial instruments is as follows:

	DECEMBER 31
	2004		2003
	CARRYING	FAIR	CARRYING	FAIR
(DOLLARS IN THOUSANDS)	AMOUNT	VALUE	AMOUNT	VALUE
FINANCIAL ASSETS:
Cash and cash equivalents	$12,033	$12,033	$16,509	$16,509
Investments Available-for-Sale	453,524	453,524	364,085	364,085
Investments Held to Maturity	124,162	127,898	155,149	159,989
Net loans	373,523	371,910	346,523	351,876
FINANCIAL LIABILITIES:
Non-interest bearing deposits	127,226	127,226	120,526	120,526
Interest-bearing deposits	575,046	575,276	512,395	499,126
Federal funds purchased, securities sold under
Agreement to repurchase and FHLB advances	216,357	220,935	214,724	223,415
Subordinated debentures	15,465	15,465	15,465	15,427

NOTE 14: PARENT CORPORATION ONLY FINANCIAL STATEMENTS

Center Bancorp, Inc. operates its wholly owned subsidiary, Union Center National Bank. The earnings of this subsidiary is recognized by the Corporation using the equity method of accounting. Accordingly, earnings are recorded as increases in the Corporation’s investment in the subsidiaries and dividends paid reduce the investment in the subsidiaries. The ability of the Corporation to pay dividends will largely depend upon the dividends paid to it by the Bank. Dividends payable by the Bank to the Corporation are restricted under supervisory regulations (see Note 15).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS continued
NOTE 14: PARENT CORPORATION ONLY FINANCIAL STATEMENTS continued

Condensed financial statements of the Parent Corporation only are as follows:

CONDENSED STATEMENTS OF CONDITION

	FOR THE YEARS ENDED DECEMBER 31,
(DOLLARS IN THOUSANDS)	2004	2003	2002
ASSETS
Cash and cash equivalents	$306	$6,207	$3,881
Investment in subsidiary	71,411	62,546	57,025
Securities available for sale	11,094	0	310
Other assets	1,656	1,539	970
Total assets	$84,467	$70,292	$62,186
LIABILITIES AND STOCKHOLDERS’ EQUITY
Other liabilities	$359	$647	$822
Subordinated debentures	15,465	15,465	10,310
Stockholders’ equity	68,643	54,180	51,054
Total liabilities and stockholders’ equity	$84,467	$70,292	$62,186

CONDENSED STATEMENTS OF INCOME

	FOR THE YEARS ENDED DECEMBER 31,
(DOLLARS IN THOUSANDS)	2004	2003	2002
INCOME
Dividend income from subsidiary	$3,238	$3,050	$2,827
Other Income	78	0	0
Management fees	227	61	96
Total Income	3,543	3,111	2,923
Expenses	(1,087)	(573)	(718)
Net income before equity in earnings of subsidiary	2,456	2,538	2,205
Undistributed equity in earnings of subsidiary	5,166	3,881	5,798
Net Income	$7,622	$6,419	$8,003

CONDENSED STATEMENTS OF CASH FLOW

	FOR THE YEARS ENDED DECEMBER 31,
(DOLLARS IN THOUSANDS)	2004	2003	2002
OPERATING ACTIVITIES:
Net income	$7,622	$6,419	$8,003
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed equity in earnings of subsidiary	(5,166)	(3,881)	(5,798)
Other, net	(399)	(746)	(93)
Net cash provided by operating activities	2,057	1,792	2,112
INVESTING ACTIVITIES:
Purchases of Available-for-sale securities	(11,094)	0	0
Investments in subsidiaries	(4,000)	(3,000)	0
Net cash used in investing activities	(15,094)	(3,000)	0
FINANCING ACTIVITIES:
Cash dividends	(3,238)	(3,014)	(2,747)
Proceeds from exercise of stock options	559	662	524
Proceeds from issuance of common stock	9,815	421	337
Proceeds from issuance of subordinated debentures	0	5,465	0
Purchase of Treasury Stock	0	0	(538)
Net cash provided by (used in) financing activities	7,136	3,534	(2,424)
(Decrease) increase in cash and cash equivalents	(5,901)	2,326	(312)
Cash and cash equivalents at beginning of year	6,207	3,881	4,193
Cash and cash equivalents at the end of year	$306	$6,207	$3,881

NOTE 15: DIVIDENDS AND OTHER RESTRICTIONS

Certain restrictions, including capital requirements, exist on the availability of undistributed net profits of the Bank for the future payment of dividends to the Corporation. A dividend may not be paid if it would impair the capital of the Bank. Furthermore, prior approval by the Comptroller of the Currency is required if the total of dividends declared in a calendar year exceeds the total of the Bank’s net profits for that year combined with the retained profits for the two preceding years. At December 31, 2004, approximately $18.1 million was available for the payment of dividends.

NOTE 16: COMMITMENTS, CONTINGENCIES AND CONCENTRATIONS OF CREDIT RISK

In the normal course of business, the Corporation has outstanding commitments and contingent liabilities such as commitments to extend credit, including loan commitments of $102.4 million ($101.8 million subject to variable rate indices and $0.6 million fixed rate commitments) as of December 31, 2004. Standby letters of credit, which are not reflected in the accompanying consolidated financial statements, totaled $14.8 million and $14.2 million as of December 31, 2004 and 2003, respectively. Commitments to extend credit and standby letters of credit generally do not exceed one year. These financial instruments involve, to varying degrees, elements of credit risk in excess of the amounts recognized in the consolidated financial statements. The commitment or contract amount of these financial instruments is an indicator of the Corporation’s level of involvement in each type of instrument as well as the exposure to credit loss in the event of non-performance by the other party to the financial instrument.

In December of 2004 the Corporation’s subsidiary, Union Center National Bank, entered into an agreement to purchase a future banking site at 44 North Avenue, Cranford, New Jersey, 07016 for a purchase price of $1,400,000. Also in December, Union Center National Bank entered into an agreement to purchase a $3,500,000 mortgage backed security, which settled on January 27, 2005.

The Corporation controls the credit risk of these financial instruments through credit approvals, limits and monitoring procedures. To minimize potential credit risk, the Corporation generally requires collateral and other credit-related terms and conditions from the customer. In the opinion of management, the financial condition of the Corporation will not be materially affected by the final outcome of these commitments and contingent liabilities.

A substantial portion of the Bank’s loans is represented by one to four family residential first mortgage loans secured by real estate located in New Jersey. Accordingly, the collectability of a substantial portion of the loan portfolio of the Bank is susceptible to changes in the real estate market.

Other expenses include rentals for premises and equipment of $401,616 in 2004, $393,740 in 2003 and $390,519 in 2002. At December 31, 2004, Center Bancorp, Inc. and its subsidiary were obligated under a number of non-cancelable leases for premises and equipment, many of which provide for increased rentals based upon increases in real estate taxes and the cost of living index. These leases, most of which have renewal provisions, are principally operating leases. Minimum rentals under the terms of these leases for the years 2005 through 2009 are $402,733, $410,000, $424,073, $441,124 and $460,701 respectively. Minimum rentals due 2010 and after are $851,090.

The Corporation is subject to claims and lawsuits that arise in the ordinary course of business. Based upon the information currently available and advice received from legal counsel representing the Corporation in connection with such claims, it is the opinion of management that the disposition or ultimate determination of such claims will not have a material adverse impact on the consolidated financial position, results of operations, or liquidity of the Corporation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS continued

NOTE 17: QUARTERLY FINANCIAL INFORMATION CENTER BANCORP, INC. (unaudited)

	2004
(Dollars In Thousands, Except Per Share Data)	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
Total interest income	$10,626	$10,121	$9,732	$9,570
Total interest expense	4,017	3,531	3,233	3,187
Net interest income	6,609	6,590	6,499	6,383
Provision for loan losses	137	205	205	205
Other income	845	839	821	883
Other expense	4,826	4,750	4,904	4,991
Income before income taxes	2,491	2,474	2,211	2,070
Net income	2,099	2,017	1,782	1,724
Earnings per share:
Basic	$.21	$.22	$.20	$.19
Diluted	$.21	$.22	$.20	$.19
Weighted average common shares outstanding:
Basic	9,917,283	9,033,839	8,974,248	8,950,362
Diluted	9,959,106	9,076,188	9,030,668	9,030,062

	2003
(Dollars In Thousands, Except Per Share Data)	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
Total interest income	$9,253	$8,152	$9,076	$9,438
Total interest expense	3,173	3,111	3,207	3,235
Net interest income	6,080	5,041	5,869	6,203
Provision for loan losses	260	103	79	80
Other income	741	825	742	939
Other expense	4,575	4,415	4,613	4,733
Income before income taxes	1,986	1,348	1,919	2,329
Net income	1,711	1,515	1,507	1,686
Earnings per share:
Basic	$.19	$.17	$.17	$.19
Diluted	$.19	$.17	$.17	$.19
Weighted average common shares outstanding:
Basic	8,940,269	8,904,684	8,889,050	8,862,653
Diluted	9,031,922	8,999,418	8,981,803	8,956,275

Report of Independent Registered Public Accounting Firm

THE BOARD OF DIRECTORS AND STOCKHOLDERS
CENTER BANCORP, INC.

We have audited the accompanying consolidated statements of condition of Center Bancorp, Inc. and subsidiaries (the “Company”) as of December 31, 2004 and 2003, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Center Bancorp, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Center Bancorp, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 9, 2005 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

Short Hills, New Jersey
March 9, 2005

Management’s Report on Internal Control Over Financial Reporting

The management of Center Bancorp, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting. The Corporation’s internal control system is a process designed to provide reasonable assurance to the Corporation’s management and board of directors regarding the preparation and fair presentation of published financial statements.

Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Corporation; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Corporation’s assets that could have a material effect on our financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Corporation’s management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2004. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on our assessment we believe that, as of December 31, 2004, the Corporation’s internal control over financial reporting is effective based on those criteria.

The Corporation’s independent registered public accounting firm that audited the consolidated financial statements has issued an audit report on our assessment of, and the effective operation of, the Corporation’s internal control over financial reporting as of December 31, 2004. This report appears on page 71.

CENTER BANCORP, INC.

Date: March 9, 2005	By:	/s/ JOHN J. DAVIS
John J. Davis
President and Chief Executive Officer

Date: March 9, 2005	By:	/s/ ANTHONY C. WEAGLEY
Anthony C. Weagley
Treasurer and Chief Financial Officer

Report of Independent Registered Public Accounting FirmOn Internal Control Over Financial Reporting

THE BOARD OF DIRECTORS AND STOCKHOLDERS CENTER BANCORP, INC.

We have audited management’s assessment, included in the accompanying Management Report on Internal Control Over Financial Reporting, that Center Bancorp, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control -Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management of the Company is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Center Bancorp, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also, in our opinion, Center Bancorp, Inc. and subsidiary maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of condition of Center Bancorp, Inc. and subsidiary as of December 31, 2004 and 2003, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2004, and our report dated March 9, 2005 expressed an unqualified opinion on those consolidated financial statements.

Short Hills, New Jersey
March 9, 2005

CORPORATE HEADQUARTERS
Center Bancorp, Inc.
2455 Morris Avenue
Union, NJ 07083
1-800-862-3683
www.centerbancorp.com
www.ucnb.com

ANNUAL SHAREHOLDERS’ MEETING
The annual shareholders’ meeting of Center Bancorp, Inc. will be held at 10:00 A.M. on Tuesday, April 19, 2005 at Suburban Golf Club, 1730 Morris Avenue, Union, New Jersey.

DIVIDEND REINVESTMENT AND STOCK PURCHASE PLAN
Center Bancorp, Inc. offers its shareholders a convenient plan to increase their investment in the Company. Through the Dividend Reinvestment and Stock Purchase Plan, holders of stock may have their quarterly dividends automatically reinvested in additional common shares without brokerage fees, commissions or service charges. Shareholders not enrolled in this plan, as well as brokers and custodians who hold stock in Center Bancorp, Inc. may enroll in the plan by contacting Anthony C. Weagley, Vice President and Treasurer, 1-800-862-3683.

FINANCIAL INFORMATION AND FORM 10K
Persons may obtain a copy, free of charge, of the Center Bancorp, Inc. 2004 Annual Report and Form 10K (excluding exhibits) as filed with the Securities and Exchange Commission. Investors, Security Analysts and others desiring financial information or a copy of such report should contact:

Anthony C. Weagley
Vice President and Treasurer
1-800-862-3683

SHAREHOLDER INQUIRIES
For information regarding your shares of common stock of
Center Bancorp, Inc., please contact:
Anthony C. Weagley
Vice President and Treasurer
1-800-862-3683

STOCK LISTING
NASDAQ Stock Market - CNBC
Center Bancorp, Inc. Common Stock is traded on the
NASDAQ Stock Market under the Symbol CNBC.
Daily stock quotes appear in some newspapers under:
CtrBcp, CenterBc, and CenterBcp.

REGISTRAR AND TRANSFER AGENT
Registrar and Transfer Company
10 Commerce Drive
Cranford, New Jersey 07016