Form 10-Q
period 2005-03-31
CENTER BANCORP INC
filed 2005-05-10
CIK 712771

UNITED STATES OF AMERICA
SECURITIES & EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2005

Or

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

(Address of principal executive offices) (Zip Code)

(908) 688-9500

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

Yes ☒                                     No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-12 of the Exchange Act).

Yes ☒                                     No ☐

Common stock, no par value:	10,440,080
(Title of Class)	(Outstanding at April 30, 2005)
Rest ated to reflect the 5% common stock dividend payable June 15, 2005

CENTER BANCORP, INC.

INDEX TO FORM 10-Q

PART I. – FINANCIAL INFORMATION		Page

Item 1.	Financial Statements
	Consolidated Statements of Condition at March 31, 2005 (unaudited) and December 31, 2004 (audited)	2

	Consolidated Statements of Income for the three months ended March 31, 2005 and 2004 (unaudited)	3

	Consolidated Statements of Cash Flows for the three months ended March 31, 2005 and 2004 (unaudited)	4

	Notes to Consolidated Financial Statements	5-8
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	9-23

Item 3.	Qualitative and Quantitative Disclosures about Market Risks	23

Item 4.	Controls and Procedures	23

PART II. – OTHER INFORMATION

Item 1.	Legal Proceedings	24

Item 6.	Exhibits	24

	Signatures	25

	Certifications

PART I - FINANCIAL INFORMATION

The following unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and accordingly, do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2005, or for any other interim period. The Center Bancorp Inc. 2004 Annual Report on Form 10-K should be read in conjunction with these statements.

Item 1 – Financial Statements

CONSOLIDATED STATEMENTS OF CONDITION

	March 31,	December 31,
(Dollars In Thousands)	2005	2004
	(unaudited)
ASSETS
Cash and due from banks	$14,824	$12,033
Federal funds sold and securities purchased under agreement to resell	9,900	0
Total cash and cash equivalents	$24,724	12,033
Investment securities held to maturity (approximate market
value of $155,041 in 2005 and $127,898 in 2004)	153,087	124,162
Investment securities available-for-sale	419,525	453,524
Total investment securities	572,612	577,686
Loans, net of unearned income	383,631	377,304
Less--Allowance for loan losses	3,779	3,781
Net loans	379,852	373,523
Premises and equipment, net	17,557	17,622
Accrued interest receivable	5,182	4,533
Bank owned separate account life insurance	18,031	17,848
Other assets	3,937	3,679
Goodwill	2,091	2,091
Total assets	$1,023,986	$1,009,015

LIABILITIES
Deposits:
Non-interest-bearing	$127,150	$127,226
Interest-bearing:
Certificates of deposit $100,000 and over	166,520	163,810
Interest-bearing demand, savings and time deposits	402,314	411,236
Total deposits	695,984	702,272
Short-term borrowings	136,482	101,357
Long-term borrowings	105,000	115,000
Subordinated debentures	15,465	15,465
Accounts payable and accrued liabilities	4,173	6,278
Total liabilities	957,104	940,372

STOCKHOLDERS’ EQUITY
Preferred Stock, no par value, Authorized 5,000,000 shares; None Issued	0	0
Common stock, no par value: Authorized 20,000,000 shares; issued 11,486,656 and 11,475,446 shares in 2005 and 2004, respectively	30,580	30,441
Additional paid in capital	4,699	4,477
Retained earnings	37,817	36,973
Treasury stock at cost (1,047,585and 1,056,972 shares in 2005 and 2004, respectively)	(3,721)	(3,775)
Restricted stock	0	0
Accumulated other comprehensive/(loss) income	(2,493)	527
Total stockholders’ equity	66,882	68,643
Total liabilities and stockholders’ equity	$1,023,986	$1,009,015

All per common share amounts have been adjusted retroactively for common stock splits and common stock dividends impacting the periods presented.

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended March 31,
(In Thousands, Except Per Share Data)	2005	2004
Interest income:	(Unaudited)
Interest and fees on loans	$5,033	$4,376
Interest and dividends on investment securities:
Taxable interest income	4,488	3,980
Non-taxable interest income	973	880
Dividends	450	334
Interest on Federal funds sold and securities purchased under agreement to resell	12	0
Total interest income	10,956	9,570
Interest expense:
Interest on certificates of deposit $100,000 and over	999	101
Interest on other deposits	1,560	1,641
Interest on borrowings	1,982	1,445
Total interest expense	4,541	3,187
Net interest income	6,415	6,383
Provision for loan losses	0	205
Net interest income after provision for loan losses	6,415	6,178
Other income:
Service charges, commissions and fees	495	481
Bank Owned Life Insurance	183	166
Other Income	95	102
Annuity & Insurance	42	8
Gain on securities sold	13	126
Total other income	828	883
Other expense:
Salaries and employee benefits	2,877	2,637
Occupancy, net	570	563
Premises and equipment	458	445
Marketing and advertising	172	149
Stationery and printing	121	152
Other	1,141	1,045
Total other expense	5,339	4,991
Income before income tax expense	1,904	2,070
Income tax expense	159	346
Net income	$1,745	$1,724
Earnings per share: (Note 4)
Basic	$.17	$.18
Diluted	$.17	$.18
Weighted average common shares outstanding:
Basic	10,432,315	9,397,880
Diluted	10,477,434	9,481,565

All per common share amounts have been adjusted retroactively for common stock splits and common stock dividends impacting the periods presented.

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF CASH FLOW

	Three Months Ended March 31,
(Dollars in Thousands)	2005	2004
Cash Flows From Operating Activities:	(Unaudited)
Net income	$1,745	$1,724
Adjustments to Reconcile Net Income To Net Cash Provided by Operating Activities:
Depreciation and amortization	405	378
Provision for loan losses	0	205
Gains on sale of investment securities available-for-sale	(13)	(126)
Increase in accrued interest receivable	(649)	(269)
Increase in other assets	(258)	(1,495)
(Decrease) increase in other liabilities	(2,105)	3,288
Increase in cash surrender value of bank owned life insurance	(183)	(167)
Amortization of premium and accretion of discount on investment securities, net	117	299
Net cash (used in) provided by operating activities	(941)	3,837
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of investment securities available-for-sale	114,653	18,852
Proceeds from maturities of investment securities held to maturity	4,413	11,692
Proceeds (purchase) of FHLB and FRB Stock net,	235	(1,250)
Proceeds from sales of investment securities available-for-sale	20,316	26,333
Purchase of securities available-for-sale	(104,256)	(31,650)
Purchase of securities held to maturity	(33,417)	0
Net increase in loans	(6,329)	(4,578)
Property and equipment expenditures, net	(340)	(255)
Purchase of bank owned life insurance	0	(2,500)
Net cash (used in) provided by investing activities	(4,725)	16,644
CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in deposits	(6,288)	(34,207)
Net increase (decrease) in borrowings	35,125	(6,31)
(Decrease) increase in FHLB advances	(10,000)	25,000
Dividends paid	(895)	(767)
Proceeds from issuance of common stock	415	160
Net cash provided by (used in) financing activities	18,357	(16,125)
Net increase in cash and cash equivalents	12,691	4,356
Cash and cash equivalents at beginning of year	$12,033	$16,509
Cash and cash equivalents at end of year	$24,724	$20,865
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid on deposits and short-term borrowings	$4,295	$3,008
Income taxes	$194	$13

NOTES TO CONSOLDIATED FINANCIAL STATEMENTS

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements of Center Bancorp, Inc. (the Corporation) are prepared on the accrual basis and include the accounts of the Corporation and its wholly owned subsidiaries, including Union Center National Bank (the Bank).All significant inter-company accounts and transactions have been eliminated from the accompanying consolidated financial statements.

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

Basis of Financial Statement Presentation and Use of Estimates

The consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles generally accepted in the United States of America. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statement of condition and revenues and expenses for the applicable period. Actual results could differ significantly from those estimates.

In the opinion of Management, all adjustments necessary for a fair presentation of the Corporation's financial condition and results of operations for the interim periods have been made. Such adjustments are of a normal recurring nature. Certain reclassifications have been made for 2004 to conform to the classifications presented in 2005.Results for the period ended March 31, 2005 are not necessarily indicative of results for any other interim period or for the entire fiscal year. Reference is made to the Corporation's Annual Report on Form 10-K for the year ended December 31, 2004 for information regarding accounting principles.

Stock Based Compensation

The following table illustrates the effect on net income and earnings per share if the Corporation had applied the fair value recognition provisions of FASB Statement No. 123, accounting for Stock-Based Compensation, to its stock option plans.

	Three Months Ended March 31,
(In Thousands, Except Per Share Amounts)	2005	2004
Net income, as reported	$1,745	$1,724
Add: compensation expense recognized for restricted stock award, net of related tax effect	$69	$0
Deduct: Total Stock-based employee compensation expense determined under fair value based method all awards, net of related tax effects	88	22
Pro forma net income	$1,726	$1,702
Earnings per share:
Basic - as reported	$.17	$.18
Basic - pro forma	$.17	$.18
Diluted - as reported	$.17	$.18
Diluted - pro forma	$.17	$.18

All common stock and per share amounts have been restated to reflect the 5% common stock dividend declared April 19, 2005, to common stockholders of record May 31, 2005 and to be payable on June 15, 2005.

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

Consummation of the merger remains contingent upon receiving the approval of Red Oak Bank’s stockholders. The Corporation anticipates a closing to occur in the second quarter of 2005, pending approval by Red Oak Bank’s shareholders on May 20, 2005.

NOTE 3: RECENT ACCOUNTING PRONOUNCEMENTS

SFAS No 123(R)

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123 R"), which requires entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fir value of the award (with limited exceptions). The cost is recognized as an expense over the period during which the employee is required to provide service in exchange for the award, which is usually the vesting period. As a result of SFAS 123 R, the Company will recognize the grant-date fair value of options as compensation expense on a straight-line basis over the applicable vesting period. This accounting treatment differs significantly from the previous accounting for fixed stock options under APB Opinion No. 25, which generally required expense recognition only when the exercise price of the option was less than the market price of the underlying stock n the grant date. As required by SFAS No. 123R, the Company will estimate the fair value of stock options on each grant date, using an appropriate valuation model such as the Black-Scholes option pricing model.

The new FASB Statement 123R as amended on April 14, 2005, requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees, but expresses no preference for a type of valuation model. The Statement is effective for most public companies' at the beginning of their next fiscal year instead of the next reporting period that begins after June 15, 2005 (the third quarter for the Corporation) or December 15, 2005. For the Corporation, compliance with the new rule will begin with submission of the first quarter 2006 financial statements. The Corporation has determined that the impact of the initial adoption of SFAS No. 123R should not be material to the Corporation's consolidated financial statements.

EITF Issue No. 03-01

On September 30, 2004, the FASB issued Staff Position Emerging Issues Task Force (“EITF”) Issue No. 03-01, “Effective Date of Paragraphs 10-20 of EITF Issue No. 03-01, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” which delays the effective date for the measurement and recognition guidance contained in EITF Issue No. 03-01.EITF Issue No. 03-01 provides guidance for evaluating whether an investment is other-than-temporarily impaired and was originally effective for other-than-temporarily impairment evaluations made in reporting periods beginning after June 15, 2004.The delay in the effective date for the measurement and recognition guidance contained in paragraphs 10 through 20 of EITF Issue No. 03-01 does not suspend the requirement to recognize other-than-temporary impairments as required by existing authoritative literature. The disclosure guidance in paragraphs 21 and 22 of EITF Issue No. 03-01 remain effective. The delay will be superseded concurrent with the final issuance of EITF Issue No. 03-01a, which is expected to provide implementation guidance on matters such as impairment evaluations for declines in value caused by increases in interest rates and/or sector spreads.

NOTE 4 - COMPREHENSIVE INCOME

Total comprehensive income includes all changes in equity during a period from transactions and other events and circumstances from non-owner sources. The Bank's other comprehensive income is comprised of unrealized holding gains and losses on securities available-for-sale.

The following table outlines the Corporation’s disclosure of comprehensive income for the three months ended March 31, 2005 and 2004.

	Three Months Ended March 31,
(Dollars in Thousands)	2005	2004
Net Income	$1,745	$1,724
Other Comprehensive income
Unrealized holding (losses)/gains arising during the period, net of taxes	(3,012)	2,607
Less reclassification adjustments for gains included in net income (net of taxes)	8	83
Other total comprehensive (loss)/income	(3,020)	2,524
Total comprehensive (loss)/income	$(1,275)	$4,248

NOTE 5 - EARNINGS PER SHARE RECONCILEMENT

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

Earnings per common share have been computed based on the following:

	Three Months Ended March 31,
(In Thousands, except per share amounts)	2005	2004
Net income	$1,745	$1,724
Average number of common shares outstanding	10,432	9,398
Effect of dilutive options	45	81
Effect of restricted stock awards	0	3
Average number of common shares outstanding used to
calculate diluted earnings per common share	10,477	9,482
Net income per share
Basic	$.17	$.18
Diluted	$.17	$.18

All common stock and per share amounts have been restated to reflect the 5% common stock dividend declared

April 19, 2005, to common stockholders of record May 31, 2005and to be distributed on June 15, 2005.

NOTE 6 - COMPONENTS OF NET PERIOD BENEFIT COST

	Three Months Ended March 31
	Pension Benefits		Other Postretirement Benefits
(Dollars in Thousands)	2005	2004	2005	2004
Service Cost	$187	$165	$12	$11
Interest Cost	131	124	18	16
Expected return on plan assets	(133)	(111)	0	0
Amortization of prior service cost	1	1	3	3
Amortization of the net loss	6	11	13	10
Net Periodic benefit cost	$192	$190	$46	$40

Contributions

The Corporation previously disclosed in its financial statements for the year ended December 31, 2004, that it expected to contribute $700,000 to its pension plans in 2005. As of March 31, 2005, $175,000 of contributions has been made. The Company presently does not anticipate increasing its total contributions for the year to fund its pension plan obligations in 2005.

NOTE 7 – VARIABLE INTEREST ENTITIES

During 2001 and 2003, the Corporation issued $10.3 million and $5.2 million, respectively, of subordinated debentures and formed statutory business trusts, which exist for the exclusive purpose of (i) issuing trust securities representing undivided beneficial interests in the assets of the trusts; (ii) investing the gross proceeds of the trust securities in junior subordinated deferrable interest debentures (subordinated debentures) of the Corporation; and (iii) engaging in only those activities necessary or incidental thereto. These subordinated debentures and the related income effects are not eliminated in the consolidated financial statements as the statutory business trusts are not consolidated in accordance with FASB interpretation No.46 "Consolidation of Variable interest Entities." Distributions on the subordinated debentures owned by the subsidiary trusts below have been classified as interest expense in the Consolidated Statement of Income.

The characteristics of the business trusts and capital securities have not changed with the deconsolidation of the trusts. The capital securities provide and attractive source of funds sine the constitute Tier 1 capital for regulatory purposes, but have the same tax advantages as debt for federal income tax purposes. During the first quarter of 2005, the Board of Governors of the Federal Reserve System adopted a final rule that allows bank holding companies to continue to include trust preferred securities in their Tier 1 capital for regulatory capital purposes but with stricter quantitative limits that take effect after a five-year transition period ending March 31, 2009.Management believes that the new rule will not have any material effect of the Corporation’ s financial condition.

As of March 31, 2005, assuming the Corporation was not allowed to include the $15.5 million in subordinated debentures in Tier 1 capital, the Corporation had a Tier 1 capital ratio of 11.72% and a total risk based capital ratio of 12.37%.

To the extent that the trusts have funds available to make payments, as guarantor. The Corporation continues to unconditionally guarantee payment of; required distributions on the capital securities; the redemption price when a capital security is redeemed; and the amounts due if a trust id liquidated or terminated.

During the first thee months of 2005, the business trusts did not repurchase any capital securities or related debentures.

Item 2 – Management's Discussion & Analysis of Financial Condition and Results of Operations

Cautionary Statement Concerning Forward-Looking Statements

This report includes forward-looking statements within the meaning of Sections 27A of the Securities Act of 1933, as amended, and 21E of the Securities Exchange Act of 1934, as amended, with respect to the financial condition, results of operations, plans, objectives, future performance and business of Center Bancorp, including statements preceded by, followed by or that include the words or phrases such as “believes,” “expects,” “anticipates,” “plans,” “trend,” “objective,” “continue,” “remain,” “pattern” or similar expressions or future or conditional verbs such as “will,” “would,” “should,” “could,” “might,” “can,” “may” or similar expressions. Such forward-looking statements involve inherent risks and uncertainties. There are a number of important factors that could cause actual results to differ materially from historical performance and from these forward-looking statements. Factors that might cause such a difference include, but are not limited to: (1) competitive pressures among depository institutions may increase significantly; (2) the interest rate environment may change; (3) prepayment speeds, loan origination and sale volumes, charge-offs and loan loss provisions may reduce interest margins; (4) general economic conditions may be less favorable than expected; (5) political developments, wars or other hostilities may disrupt or increase volatility in securities markets or other economic conditions; (6) legislative or regulatory changes or actions may adversely affect the businesses in which Center Bancorp is engaged; (7) changes and trends in the securities markets may affect the Corporation’s common stock; (8) a delayed or incomplete resolution of regulatory issues may negatively impact the services provided by the Bank; (9) the developments discussed above may have a material adverse effect on the Corporation’s business generation and retention, funding and liquidity; and (10) the outcome of regulatory and legal investigations and proceedings cannot always be predicted accurately. Further information on other factors that could affect the financial results of Center Bancorp are included in Center Bancorp’s filings with the Securities and Exchange Commission. These documents are available free of charge at the Commission’s website at http://www.sec.gov and/or from Center Bancorp. The Corporation assumes no obligation for updating any such forward-looking statement at any time.

Critical Accounting Policies

The accounting and reporting policies followed by Center Bancorp, Inc. and its subsidiaries (the “Corporation”) conform, in all material respects, to U.S. generally accepted accounting principles. In preparing the consolidated financial statements, management has made estimates, judgments and assumptions that affect the reported amounts of assets and liabilities as of the dates of the consolidated statements of condition and results of operations for the periods indicated. Actual results could differ significantly from those estimates.

The Corporation’s accounting policies are fundamental to understanding Management’s Discussion and Analysis of financial condition and results of operations. The most significant accounting policies followed by the Corporation are presented in Note 1 of the Notes to Consolidated Financial Statements in the Corporation’s 2004 Annual Report on Form 10-K. The Corporation has identified its policies on the allowance for loan losses and income tax liabilities to be critical because management has to make subjective and/or complex judgments about matters that are inherently uncertain and could be most subject to revision as new information becomes available.

The allowance for loan losses represents management’s estimate of probable credit losses inherent in the loan portfolio. Determining the amount of the allowance for loan losses is considered a critical accounting estimate because it requires significant judgment and the use of estimates related to the amount and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends and conditions, all of which may be susceptible to significant change. The loan portfolio also represents the second largest asset type on the Consolidated Statements of Condition. Note 1 of the Notes to Consolidated Financial Statements in the Corporation’s 2004 Annual Report on Form 10-K and page 15 of this Quarterly Report on Form 10-Q under “Allowance for Loan Losses and Related Provisions”, describes the methodology used to determine the allowance for loan losses and discusses the factors driving changes in the amount of the allowance for loan losses.

The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. Judgment is required in assessing the future tax consequences of events that have been recognized in the Corporation’s consolidated financial statements or tax returns. Fluctuations in the actual outcome of these future tax consequences could impact the Corporation’s consolidated financial condition or results of operations. Notes 1 and 10 of the Notes to Consolidated Financial Statements in the Corporation’s 2004 Annual Report include additional discussion on the accounting for income taxes.

Earnings Analysis

Net income for the three months ended March 31, 2005 amounted to $1,745,000 compared to $1,724,000 earned for the comparable three month period ended March 31, 2004. On a per fully diluted share basis, earnings decreased to $.17 per fully diluted share as compared with $.18 per fully diluted share for the three months ended March 31, 2004. All common stock per share amounts have been restated to reflect all previously declared common stock splits and common stock dividends. The annualized return on average assets decreased to 0.69 percent compared with 0.75 percent for the comparable three month period in 2004.The annualized return on average stockholders' equity was 10.16 percent for the three month period ended March 31, 2005 as compared to 12.43 percent for the three months ended March 31, 2004. Earnings performance for the first three months of 2005 primarily reflects a higher level of net interest income, a reduction in the effective tax rate and no provision for loan loss, offset by a reduction in net interest spread and other income and increased non-interest expense.

Net Interest Income/ Margin

Net interest income is the difference between the interest earned on the portfolio of earning-assets (principally loans and investments) and the interest paid for deposits and short-term borrowings, which support these assets.Net interest income is presented below first on a fully tax-equivalent basis by adjusting tax-exempt income (primarily interest earned on various obligations of state and political subdivisions) by the amount of income tax which would have been paid had the assets been invested in taxable issues and then in accordance with the Corporation’s consolidated financial statements.

Financial institutions typically analyze earnings performance on a tax-equivalent basis as a result of certain disclosure obligations, which require the presentation of tax-equivalent data and in order to assist financial statement readers in comparing data from period to period.

Net Interest Income

	Three Months Ended March 31,
(Dollars in Thousands)	2005 Amount	2004 Amount	Amount Increase (Decrease)	Percent Change
Interest Income:
Investments	$6,504	$5,655	$849	15.01
Loans, including fees	5,033	4,376	657	15.01
Federal funds sold and securities purchased under agreement to resell	12	0	12	100.00
Total interest income	11,549	10,031	1,518	15.13
Interest expense:
Certificates of $100,000 or more	999	101	898	889.11
Deposits	1,560	1,641	(81)	(4.94)
Borrowings	1,982	1,445	537	37.16
Total interest expense	4,541	3,187	1,354	42.49
Net interest income on a fully tax-equivalent basis	7,008	6,844	164	2.40
Tax-equivalent adjustment	(593)	(461)	(132)	28.63
Net interest income *	$6,415	$6,383	$32	0.50

* Before the provision for loan losses

NOTE: The tax-equivalent adjustment was computed based on an assumed statutory Federal income tax rate of 34 percent. Adjustments were made for interest earned on securities of state and political subdivisions.

Net interest income on a fully tax-equivalent basis increased $164,000 or 2.40 percent to approximately $7.0 million for the three months ended March 31, 2005, from $6.8 million for the comparable period in 2004.For the three months ended March 31, 2005, the net interest margin decreased 23 basis points to 2.97 percent from 3.20 percent due primarily to higher rates paid on interest-bearing liabilities. For the three months ended March 31, 2005, an increase in the average yield on interest-earning assets of 20 basis points was offset by an increase in the average cost of interest-bearing liabilities of 52 basis points, which reduced the Corporation’s net interest spread by 32 basis points.

For the three month period ended March 31, 2005 interest income on a tax-equivalent basis increased by $1.5 million or 15.13 percent over the comparable three month period in 2004. This increase reflects an increase in average earning assets and rates. The Corporation's loan portfolio increased on average $32.9 million to $380.7 million from $347.8 million in the same quarter in 2004, primarily driven by growth in commercial and home equity loans and commercial and residential mortgages. The loan portfolio represented approximately 40.3 percent of the Corporation's interest-earning assets (on average) during the first quarter of 2005 and 40.7 percent in the same quarter in 2004. Average investment volume increased during the period by $54.5 million on average compared to 2004.The growth in earning assets was funded primarily through increased levels of savings deposits and borrowings.

The factors underlying the quarter-to-quarter changes in net interest income are reflected in the tables appearing on pages 12, 13, and 14, each of which has been presented on a tax-equivalent basis (assuming a 34 percent tax rates).The table on page 14 (Average Statements of Condition Sheet with Interest and Average Rates) shows the Corporation’s consolidated average balance of assets, liabilities, and stockholders’ equity, the amount of income produced from interest-earning assets and the amount of expense resulting from interest-bearing liabilities and the interest income as a percentage of average interest-earning assets, for the three month periods ended March 31, 2005 and 2004.The table presented below (Analysis of Variance in Net Interest Income Due to Volume and Rates) quantifies the impact on net interest income resulting from changes in average balances and average rates over the periods presented; any change in interest income or expense attributable to both changes in volume and changes in rate has been allocated in proportion to the relationship of the absolute dollar amount of change in each category.

The Federal Reserve Open Market Committee increased interest rates seven times in the past year, a total 175 basis points from a 45-year low of 1.00 percent in June 2003. The yield on interest-earning assets grew to 4.89 percent from 4.69 percent in 2004 (a change of 20 basis points), this change was offset by higher rates paid for interest-bearing liabilities coupled with a change in the mix of interest-bearing liabilities. The total cost of interest-bearing liabilities increased to 2.27 percent, a change of 52 basis points, for the three months ended March 31, 2005 from 1.75 percent for the three months ended March 31, 2004. For the three months ended March 31, 2005, the Corporation’s net interest spread on a tax-equivalent basis decreased to 2.62 percent from 2.94 percent for the three months ended March 31, 2004.

The trend for the period is primarily due to the increase in rates paid on certain interest-bearing liabilities.

The following table, “Analysis of Variance in Net Interest Income due to Volume and Rates”, analyzes net interest income by segregating the volume and rate components of various interest-earning assets and liabilities and the changes in the rates earned and paid by the Corporation.

ANALYSIS OF VARIANCE IN NET INTEREST INCOME DUE TO VOLUME AND RATES

(Tax Equivalent Basis)	Three Months Ended March 31, 2005/2004 Increase (Decrease) Due to Change In:
(Dollars In Thousands)	Average Volume	Average Rate	Net Change
Interest-earning assets:
Investment securities:
Taxable	30	$323	$353
Non-Taxable	657	(16)	496
Federal funds sold and securities
purchased under agreement to resell	12	0	12
Loans, net of unearned discounts	428	229	657
Total interest-earning assets	1,127	391	1,518
Interest-bearing liabilities:
Money market deposits	(50)	193	143
Savings deposits	(42)	44	2
Time deposits	587	16	603
Other interest-bearing deposits	21	48	69
Short-term borrowings	28	461	489
Trust preferred	0	48	48
Total interest-bearing liabilities	544	810	1,354
Change in net interest income	583	$(41)	$164

The following table, “Average Balance Sheet with Interest and Average Rates”, presents for the three months ended March 31, 2005 and 2004 the Corporation’s average assets, liabilities and stockholders’ equity. The Corporation’s net interest income, net interest spreads and net interest income as a percentage of interest-earning assets are also reflected.

AVERAGE STATEMENTS OF CONDITION WITH INTEREST AND AVERAGE RATES

	Three Month Period Ended March 31,
	2005			2004
(tax-equivalent basis, dollars in thousands)	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Assets
Interest-earning assets:
Investment securities: (1)
Taxable	$413,154	$4,645	4.50%	$410,260	$4,292	4.18%
Non-taxable	149,101	1,859	4.99%	97,500	1,363	5.59%
Loans, net of unearned income (2)	380,742	5,033	5.29%	347,806	4,376	5.03%
Federal funds sold and securities purchased under agreement to resell	2,002	12	2.40%	0	0	0.00%
Total interest-earning assets	944,999	11,549	4.89%	855,566	10,031	4.69%
Non-interest-earning assets
Cash and due from banks	19,196			20,938
BOLI	17,921			15,503
Other assets	28,887			25,295
Allowance for possible loan losses	(3,819)			(3,094)
Total non-interest-earning assets	62,185			58,642
Total assets	$1,007,184			$914,208
Liabilities and stockholders' equity
Interest-bearing liabilities:
Money market deposits	$89,753	406	1.81%	$107,559	263	0.98%
Savings deposits	130,009	355	1.09%	146,542	353	0.96%
Time deposits	245,293	1,639	2.67%	157,468	1,036	2.63%
Other interest - bearing deposits	87,687	159	0.73%	72,640	90	0.50%
Short-term Borrowings & FHLB Advances	233,662	1,761	3.01%	228,704	1,272	2.22%
Subordinated Debentures	15,465	221	5.72%	15,465	173	4.47%
Total interest-bearing liabilities	801,869	4,541	2.27%	728,378	3,187	1.75%
Non-interest-bearing liabilities:
Demand deposits	130,029			123,314
Other non-interest-bearing deposits	1,657			1,808
Other liabilities	4,931			5,263
Total non-interest-bearing liabilities	136,617			130,385
Stockholders' equity	68,698			55,445
Total liabilities and stockholders’ equity	$1,007,184			$914,208
Net interest income (tax-equivalent basis)		$7,008			$6,844
Net Interest Spread			2.62%			2.94%
Net interest income as percent of earning-assets (net interest margin)			2.97%			3.20%
Tax-equivalent adjustment (3)		(593)			(461)
Net interest income		$6,415			$6,383

(1) Average balances for available-for-sale securities are based on amortized cost

(2) Average balances for loans include loans on non-accrual status

(3) The tax-equivalent adjustment was computed based on a statutory Federal income tax rate of 34 percent

Investments

For the three months ended March 31, 2005, the average volume of investment securities increased to approximately $562.3 million, or 59.5 percent of average earning-assets, an increase of $54.5 million on average as compared to the same period in 2004. The tax-equivalent yield on investments increased by 18 basis points to 4.63 percent from a yield of 4.45 percent during the three month period ended March 31, 2004.The 18 basis points improvement in yield on the portfolio was attributable to the reinvestment of security cash flow coupled with increased average volumes at higher rates as compared with the comparable period in 2004. A higher interest rate environment in 2005, coupled with a change in mix in the portfolio to higher yielding tax-free securities impacted the change in portfolio yield. The cash flow from the sale of investment securities was invested back into the portfolio, which benefited from the positive changes in rates. The volume related figures during the three-month period ended March 31, 2005, contributed an increase in revenue of $687,000 while rate related changes amounted to an increase of $162,000. At March 31, 2005, the principal components of the investment portfolio are U.S. Government Federal Agency callable and non-callable securities, including agency issued collateralized mortgage obligations, corporate securities and municipal securities.

The impact of repricing activity on investment yields was increased to some extent, for the three month period ended March 31, 2005, by the change in portfolio mix and shortening of portfolio duration. In addition, there was some portfolio extension where risk is relatively minimal within the portfolio, resulting in wider spreads.

Securities available-for-sale are a part of the Corporation's interest rate risk management strategy and may be sold in response to changes in interest rates, changes in prepayment risk, liquidity management and other factors. For the three month period ended March 31, 2005 the Corporation sold from its available-for-sale portfolio securities totaling approximately $20.3 million.

At March 31, 2005 the net unrealized loss carried as a component of accumulated other comprehensive income (loss) in stockholders’ equity net of tax amounted to a net unrealized loss of $2.493 million as compared with an unrealized gain of $3.332 million at March 31, 2004. The unrealized loss resulted from an increase in interest rates fostered by the Federal Open Market Committee’s actions to continue to raise the Federal Funds rate and the associated shift in the yield curve.

Loans

Loan growth during the three months ended March 31, 2005 occurred primarily in the commercial and home equity loan portfolios and commercial mortgages. This improvement resulted from the Corporation’s business development efforts and have been enhanced in recent years by the Corporation’s expanded branch network. The increase in loan portfolio yields for the three month period was the result of a more favorable interest rate environment as compared with the comparable period in 2004, offset in part by a competitive rate pricing structure maintained by the Corporation to attract new loans and further by the heightened competition for lending relationships that exists in the Corporation’s market. The Corporation’s desire to grow this segment of the earning-asset mix is reflected in its current business development plan and marketing plans, as well as its short-term strategic plan.

For the three months ended March 31, 2005, average loan volume increased $32.9 million or 9.47 percent, while portfolio yield increased by 26 basis points as compared with the same period in 2004.The volume related factors during the period contributed revenue of $428,000 and rate related changes amounted to an improvement in revenue of $229,000. Total average loan volume increased to $380.7 million with a yield of 5.29 percent, as compared to $347.8 million with a yield of 5.03 percent for the three months ended March 31, 2004. The increased portfolio yield was a result of increased volume and a higher interest rate environment during the first quarter of 2005, compared with the similar quarter of 2004.

Allowance for Loan Losses and Related Provisions

The purpose of the allowance for loan losses is to absorb the impact of losses inherent in the loan portfolio. Additions to the allowance are made through provisions charged against current operations and through recoveries made on loans previously charged-off. The allowance for loan losses is maintained at an amount considered adequate by management to provide for potential credit losses inherent in the loan portfolio based upon a periodic evaluation of the risk characteristics of the loan portfolio. The amount of the loan loss provision and the level of the allowance for loan losses are critical accounting policies of the Corporation. In establishing an appropriate allowance, an assessment of the individual borrowers, a determination of the value of the underlying collateral, a review of historical loss experience, a review of peer group loss experience and an analysis of the levels and trends of loan categories, delinquencies, and problem loans are considered. Such factors as the level and trend of interest rates and current economic conditions are also reviewed. At March 31, 2005, the allowance amounted to $3,779,000 as compared to $3,781,000 at December 31, 2004, and $3,236,000 at March 31, 2004. The Corporation did not add any provision to the allowance for loan losses during the three month period ended March 31, 2005 compared to $205,000 in provisions added during the three month period ended March 31, 2004. The level of the allowance during the respective three month periods of 2005 and 2004 reflects continued high credit quality trends, the loan volume recorded during the periods and the Corporation’s focus on the changing composition of the commercial and residential real estate loan portfolios.

At March 31, 2005, the allowance for loan losses amounted to 0.99 percent of total loans, as compared with 0.91 percent at March 31, 2004.In management’s view, the level of the allowance as of March 31, 2005 is adequate to cover the risk of loss inherent in the loan portfolio. The Corporation’s statements herein regarding the adequacy of the allowance for loan losses constitute “Forward-Looking Statement’s” under the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from management’s analysis, based principally upon factors considered by management in establishing the allowance.

Although management uses the best information available, the level of the allowance for loan losses remains an estimate, which is subject to significant judgment and short-term changes. Various regulatory agencies, as an integral part of their examination process, periodically review the Corporation’s allowance for loan losses. Such agencies may require the Corporation to increase the allowance based on their analysis of information available to them at the time of their examinations. Future adjustments to the allowance may be necessary due to economic, operating, regulatory, and other conditions beyond the Corporation’s control. To the extent actual results differ from forecasts or management’s judgment, the allowance for loan losses may be greater or less than future charge-offs.

During the three month periods ended March 31, 2005 and 2004, the Corporation did not experience any substantial credit problems within its loan portfolio. Net charge-offs were approximately $2,000 and were comprised of installment loans as compared with net recoveries of $29,000 for the comparable three month period in 2004, which were also comprised of installment loans.

The Corporation had no non-accrual loans at March 31, 2005 and December 31, 2004; and $26,000 at March 31, 2004. The Corporation continues to aggressively pursue collections of principal and interest on loans previously charged-off.

The value of impaired loans is based on the present value of expected future cash flows discounted at the loan’s effective interest rate or as a practical expedient, at the loan’s observable market price or at the fair value of the collateral if the loan is collateral dependant. Impaired loans consist of non-accrual loans and loans internally classified as substandard or below, in each instance above an established dollar threshold of $200,000.All loans below the established dollar threshold are considered homogenous and are collectively evaluated for impairment. The reserves allocated to such loans at March 31, 2005, December 31, 2004 and March 31, 2004, were $5,800, $1,000 and $5,700, respectively. At March 31, 2005, total impaired loans were approximately $192,137 compared to $205,529 at December 31, 2004 and $307,000 at March 31, 2004.Although classified as substandard, impaired loans (other than those in non-accrual status) were current with respect to principal and interest payments.

Changes in the allowance for possible loan losses for the three month periods ended March 31, 2005 and 2004, respectively, are set forth below.

Allowance for Loan Losses

	Three Months Ended March 31,
(Dollars In Thousands)	2005	2004
Average loans outstanding	$380,742	$347,806
Total loans at end of period	$383,631	$354,132
Analysis of the Allowance for Loan Losses
Balance at the beginning of year	$3,781	$3,002
Charge-offs:
Commercial	0	0
Installment loans	4	1
Total charge-offs	4	1
Recoveries:
Commercial	0	0
Installment loans	2	30
Total recoveries	2	30
Net charge-offs:	2	(29)
Provision for loan losses	0	205
Balance at end of period	$3,779	$3,236
Ratio of net charge-offs during the period to average loans outstanding during the period	N/M	N/M
Allowance for loan losses as a percentage of total loans at end of period	0.99%	0.91%

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

At March 31, 2005, December 31, 2004 and March 31, 2004, the Corporation had no restructured loans and no loans 90 days past due and still accruing. The Corporation had no non-accrual loans at March 31, 2005 and December 31, 2004; and $26,000 at March 31, 2004.

The outstanding balances of accruing loans, which are 90 days or more past due as to principal or interest payments, and non-accrual loans at March 31, 2005, December 31, 2004 and March 31, 2004, were as follows:

Non-Performing Loans

	March 31,	December 31,	March 31,
(Dollars In Thousands)	2005	2004	2004
Non-accrual loans	$0	$0	$26
Accruing loans past due 90 days or more	0	0	0
Other real estate owned	0	0	0
Total non-performing assets	$0	$0	$26

At March 31, 2005 and December 31, 2004, the Corporation had no non-performing assets, and $26,000 or .007 percent of total loans outstanding at March 31, 2004.

At March 31, 2005, other than the loans set forth above, the Corporation is not aware of any loans which present serious doubts as to the ability of its borrowers to comply with the present loan and repayment terms and which are expected to fall into one of the categories set forth in the table above. At March 31, 2005, December 31, 2004 and March 31, 2004 the Corporation did not have any other real estate owned.

Non-Interest Income

The following table presents the principal categories of non-interest income during the three months ended March 31, 2005 and 2004.

	Three Months Ended March 31,
(Dollars In Thousands)	2005	2004	% change
Service charges, commissions and fees	$495	$481	2.91
Bank Owned Life Insurance	183	166	10.24
Other income	95	102	(6.86)
Annuity & Insurance commissions	42	8	425.00
Gain on securities sold	13	126	(89.68)
Total other non-interest income	$828	$883	(6.23)

For the three month period ended March 31, 2005, non-interest income, exclusive of gains on securities sold (which decreased $113,000) increased $58,000 or 7.66 percent from the comparable quarter of 2004. Non-interest income, including gains on securities sold, decreased $55,000 or 6.23 percent for the first quarter 2005 compared with the comparable quarter in 2004. The increased revenue was primarily driven by the increase in service charges, annuity and insurance sales fees and increased cash surrender value on Bank Owned Life Insurance.

For the three month period ended March 31, 2005, the Corporation recorded a net gain of $13,000 on securities sold from the available-for-sale investment portfolio compared to gains of $126,000 for the three month period ended March 31, 2004.These sales were made in the normal course of business and proceeds were reinvested in securities.

Non-Interest Expense

The following table presents the principal categories of non-interest expense during the three months ended March 31, 2005 and 2004.

	Three Months Ended March 31,
(Dollars in Thousands)	2005	2004	% change

Salaries and employee benefits	$2,877	$2,637	9.10
Occupancy expense, net	570	563	1.24
Premises & equipment expense	458	445	2.92
Marketing & advertising expense	172	149	15.44
Stationery & printing expense	121	152	(20.39)
Other expense	1,141	1,045	9.19
Total other non-interest expense	$5,339	$4,991	6.97

For the three months ended March 31, 2005, total other (non-interest) expenses increased $348,000 or 6.97 percent over the comparable three months ended March 31, 2004.The level of operating expenses increased for the first quarter. The increases for the period are primarily related to the increases in salary and employee benefits, occupancy and bank premise expense and other operating expenses as compared to the comparable period in 2004. The Corporation’s ratio of other expenses (annualized) to average assets decreased to 2.12 percent in the first three months of 2005 from 2.18 percent for the first three months of 2004.

Salaries and employee benefits increased $240,000 or 9.10 percent for the three months ended March 31, 2005 as compared to the comparable three month period ended March 31, 2004. This increase is primarily attributable to costs associated with increased staffing levels. Staffing levels increased to 200 full-time equivalent employees at March 31, 2005 compared to 185 full-time equivalent employees at March 31, 2004.

For the three months ended March 31, 2005, occupancy expenses increased $20,000 or 1.98 percent over the comparable three month period in 2004.The increase in occupancy expenses reflects higher operating costs (utilities, rent, real-estate taxes and general repair and maintenance) of the Corporation’s expanded facilities, as well as depreciation expense of the expanded bank facilities, which includes a 20,000 square foot operations center.

Other expense for the three month period ended March 31, 2005 increased $96,000 or 9.19% as compared to the comparable quarter in 2004 and was primarily attributable to increased computer, appraisal, compliance and audit fees in 2005.

Provision for Income Taxes

For the three month period ended March 31, 2005, the effective tax rate was 8.35 percent as compared to 16.71 percent for the three month period ended March 31, 2004.The effective tax rate continues to be less than the combined statutory Federal tax rate of 34.0 percent and the New Jersey State tax rate of 9.0 percent. The difference between the statutory and effective tax rates primarily reflects the tax-exempt status of interest income on obligations of states and political subdivisions, an increase in the cash surrender value of bank owned life insurance and disallowed expense items for tax purposes, such as travel and entertainment expense. Tax-exempt interest income increased by $496,000 or 36.39 percent for the three month period ended March 31, 2005, as compared to the comparable period in 2004.

Asset Liability Management

The composition and mix of the Corporation's assets and liabilities is planned and monitored by the Asset and Liability Committee (ALCO).Asset and Liability management encompasses the control of interest rate risk (interest sensitivity management) and the ongoing maintenance and planning of liquidity and capital. In general, management's objective is to optimize net interest income and minimize interest rate risk by monitoring these components of the statement of condition.

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

The Corporation's rate sensitivity position in each time frame may be expressed as assets less liabilities, as liabilities less assets, or as the ratio between rate sensitive assets (RSA) and rate sensitive liabilities (RSL).For example, a short funded position (liabilities repricing before assets) would be expressed as a net negative position, when period gaps are computed by subtracting repricing liabilities from repricing assets. When using the ratio method, a RSA/RSL ratio of 1 indicates a balanced position, a ratio greater than 1 indicates an asset sensitive position and a ratio less than 1 indicates a liability sensitive position.

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

At March 31, 2005, the Corporation reflects a negative interest sensitivity gap (or an interest sensitivity ratio) of 0.63:1.00 at the cumulative one-year position. During the first quarter of 2005 and at December 31, 2004 the Corporation had a negative interest sensitivity gap. Management's perception is that interest rates will continue to be volatile; therefore emphasis has been, and is expected to continue to be, placed on interest-sensitivity matching with the objective of stabilizing the net interest spread during 2005.However, no assurance can be given that this objective will be met.

Estimates of Fair Value

The estimation of fair value is significant to a number of the Corporation’s assets, including available for sale investment securities. These are recorded at fair value. Fair values are volatile and may be influenced by a number of factors. Circumstances that could cause estimates of the fair value of certain assets and liabilities to change include a change in prepayment speeds, discount rates, or market interest rates. Fair values for most available for sale investment securities are based on quoted market prices. If quoted market prices are not available, fair values are based on judgments regarding future expected loss experience, current economic condition, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature, involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

Impact of Inflation and Changing Prices

The financial statements and notes thereto, presented elsewhere herein, have been prepared in accordance with U.S. generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of the operations, since unlike most industrial companies, nearly all of the Corporation’s assets and liabilities are monetary. As a result, interest rates have a greater impact on performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

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

The low rate environment has created heavy refinance activity influenced to some degree by the amount of mortgage loans originated by the Corporation. The Corporation sells a portion of these loans into the secondary market and such loans are included in loans held for sale. At March 31, 2005 there were no loans available for sale compared with $1.5 million at March 31, 2004.

Management believes that the Corporation has the funding capacity to meet the liquidity needs arising from potential events. In addition to pledgeable securities, the Corporation also maintains borrowing capacity through the Federal Discount Window and the Federal Home Loan Bank of New York secured with loans and marketable securities.

Liquidity is measured and monitored for the Bank. The Corporation reviews its net short-term mismatch. This measures the ability of the Corporation to meet obligations should access to bank dividends be constrained. At March 31, 2005, the parent Corporation had $131,000 in cash compared to $2.082 million at March 31, 2004. The decrease in cash at the parent Corporation level was due to increased capitalization of the subsidiary bank. Expenses at the parent Corporation are minimal and management believes that the parent Corporation has adequate liquidity to fund its obligations.

Certain provisions of long-term debt agreements prevent the Corporation from creating liens on, disposing of or issuing voting stock of subsidiaries. As of March 31, 2005 the Corporation was in compliance with all covenants and provisions of these agreements.

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

Anticipated cash-flows at March 31, 2005, projected to April 2006, indicates that the Bank's liquidity should remain strong, with an approximate projection of $198.7 million in anticipated cash flows over the next twelve months. This projection represents a forward-looking statement under the Private Securities Litigation Reform Act of 1995.Actual results could differ materially from this projection depending upon a number of factors, including the liquidity needs of the Bank's customers, the availability of sources of liquidity and general economic conditions.

The Corporation derives a significant proportion of its liquidity from its core deposit base. For the three month period ended March 31, 2005, core deposits, comprised of total demand and savings accounts (excluding Super Max and money market accounts under $100,000) remained relatively stable and represented 46.1 percent of total deposits as compared with 49.3 percent at March 31, 2004.

The following table depicts the Corporation's core deposit mix at March 31, 2005 and 2004:

CORE DEPOSIT MIX

		March 31,			Net Change in
	2005		2004		Volume 2005
(Dollars In Thousands)	Amount	Percentage	Amount	Percentage	vs. 2004
Demand Deposits	$127,150	39.6	$131,825	44.7	$(4,675)
Interest-Bearing Demand	94,660	29.5	72,275	24.5	22,385
Regular Savings	73,573	22.9	60,870	20.6	12,703
Money Market Deposits under $100,000	25,788	8.0	30,094	10.2	(4,306)
Total core deposits	$321,171	100.0	$295,064	100.0	$26,107
Total deposits	$695,984		$598,714		$97,270
Core deposits to total deposits	46.1%		49.3%

More volatile rate sensitive deposits, concentrated in time certificates of deposit greater than $100,000, for the three month period ended March 31, 2005, increased to 23.93 percent of total deposits from 7.77 percent during the three months ended March 31, 2004.

Short-term borrowings can be used to satisfy daily funding needs. Balances in these accounts fluctuate significantly on a day-to-day basis. The Corporation's principal short-term funding sources are securities sold under agreements to repurchase, advances from the Federal Home Loan Bank and Federal funds purchased. Average borrowings during the three months ended March 31, 2005 were $233.7 million, an increase of $5.0 million or 2.17 percent from $228.7 million in average borrowings during the comparable three months ended March 31, 2004.

During the three months ended March 31, 2005, average funding sources increased by approximately $80.1 million or 9.38 percent, compared to the same period in 2004. Interest-bearing deposit liabilities increased approximately $68.5 million on average and were comprised primarily of increases in time deposits and other interest-bearing deposits, offset by a decline in savings and money market deposits. Non-interest-bearing funding sources as a percentage of the total funding mix decreased to 14.1 percent on average as compared to 14.7 percent for the three month period ended March 31, 2004.This reflects a shift in deposit mix to interest-bearing funding sources as a percentage of the funding base as compared with overall deposit growth.

Operating, Investing and Financing Cash Flow

The consolidated statements of cash flows present the changes in cash and cash equivalents from operating, investing and financing activities. During the three months ended March 31, 2005, cash and cash equivalents (which increased overall by $12.7 million) were provided (on a net basis) by financing activities in the amount of approximately $18.4 million primarily due to a $35.1 million net increase in cash flow from short term borrowings offset in part by a $10.0 million decrease in Federal Home Loan Bank advances and a decrease of $6.3 million in net deposits. Approximately $941,000 was used by operating activities and $4.7 million was used in financing activities, principally a $6.3 million increase in loans offset by maturing investment securities.

Stockholders' Equity

Total stockholders' equity averaged $68.7 million or 6.82 percent of average assets for the three month period ended March 31, 2005, as compared to $55.4 million, or 6.07 percent, during the same period in 2004. The Corporation's dividend reinvestment and optional stock purchase plan contributed $244,000 in new capital for the three months ended March 31, 2005 as compared with $160,000 for the comparable period in 2004.Book value per common share was $6.41 at March 31, 2005 as compared to $6.15 at March 31, 2004. Tangible book value (i.e., book value less goodwill) per common share was $6.21 at March 31, 2005 and $5.93 at March 31, 2004.

As of March 31, 2005 the Corporation has purchased 57,330 common shares at an average cost per share of $9.38 under the stock buyback program announced on January 24, 2002 for the repurchase of up to 266,254 shares of the Corporation’s outstanding common stock. The repurchased shares were recorded as Treasury Stock, which resulted in a decrease in stockholder’s equity. For the three month period ended March 31, 2005 there were no repurchases made.

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

Risk-Based Capital/Leverage

Banking regulations require banks to maintain minimum levels of regulatory capital. Under the regulations in effect at March 31, 2005, the Bank was required to maintain (i) a minimum leverage ratio of Tier 1 capital to total adjusted assets of 4.00%, and (ii) minimum ratios of Tier 1 and total capital to risk-weighted assets of 4.00% and 8.00%, respectively.

At March 31, 2005, total Tier 1 capital (defined as tangible stockholders' equity for common stock and certain perpetual preferred stock) amounted to $82.7 million or 8.23 percent of total assets. Tier I capital excludes the effect of SFAS No. 115, $2.493 million of net unrealized losses, after tax, on securities available-for-sale (included as a component of other comprehensive (loss)/income and goodwill of approximately $2.1 million as of March 31, 2005. At March 31, 2005 the Corporation's estimated Tier I risk-based and total risk-based capital ratios were 14.41 percent and 15.07 percent, respectively. These ratios are well above the minimum guidelines of capital to risk-adjusted assets in effect as of March 31, 2005.

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

The foregoing capital ratios are based in part on specific quantitative measures of assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by the bank regulators about capital components, risk weightings and other factors. As of March 31, 2005, management believes that each of the Bank and the Corporation meet all capital adequacy requirements to which it is subject.

SUBORNDINATED DEBENTURES

On December 19, 2003, Center Bancorp Statutory Trust II, a statutory business trust and wholly-owned subsidiary of Center Bancorp, Inc., issued $5.0 million of, MMCapS capital securities to investors due on January 23, 2034. The capital securities qualify as Tier 1 capital. The trust loaned the proceeds of this offering to the Corporation and received in exchange $5.2 million of the Corporation’s subordinated debentures. The subordinated debentures are redeemable in whole or part, prior to maturity but after January 23, 2009.The floating interest rate on the subordinated debentures is three month LIBOR plus 2.85% and reprices quarterly. The rate at March 31, 2005 was 5.58%.

On December 18, 2001, Center Bancorp Statutory Trust I, a statutory business trust and wholly-owned subsidiary of Center Bancorp, Inc., issued $10.0 million of floating rate capital trust pass through securities to investors due on December 18, 2031. The trust loaned the proceeds of this offering to the Corporation and received in exchange $10.3 million of the Corporation’s subordinated debentures. The subordinated debentures are redeemable in whole or part, prior to maturity but after December 18, 2006.The floating interest rate on the subordinated debentures is three month LIBOR plus 3.60% and reprices quarterly. The rate at March 31, 2005 was 6.64%.

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

This "Looking Forward" description constitutes a forward-looking statement under the Private Securities Litigation Reform Act of 1995.Actual results could differ materially from those projected in the Corporation's forward-looking statements due to numerous known and unknown risks and uncertainties, including the factors referred to above and in other sections of this quarterly report and the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004.

Item 3 – Qualitative and Quantitative Disclosures about Market Risks

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

Based on the results of the interest simulation model as of March 31, 2005, and assuming that management does not take action to alter the outcome, the Corporation would expect an increase of 3.76 percent in net interest income if interest rates decreased 100 basis points from the current rates in an immediate and parallel shock over a 12-month period.In a rising rate environment, based on the results of the model as of March 31, 2005, the Corporation would expect a decrease of 6.75% percent in net interest income if interest rates increased by 200 basis points from current rates in an immediate shock over a twelve month period.

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

Item 4 – Controls and Procedures

(a)

Disclosure controls and procedures. As of the end of the Corporation’s most recently completed fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) covered by this report, the Corporation carried out an evaluation, with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Corporation’s disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-15. Based upon that evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Corporation in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

(b)

Changes in internal controls over financial reporting. There have been no changes in the Corporation’s internal controls over financial reporting that occurred during the Corporation’s last fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

The Corporation is subject to claims and lawsuits, which arise primarily in the ordinary course of business. Based upon the information currently available, it is the opinion of management that the disposition or ultimate determination of such claims will not have a material adverse impact on the consolidated financial position, results of operations, or liquidity of the Corporation. This statement represents a forward-looking statement under the Private Securities Litigation Reform Act of 1995.Actual results could differ materially from this statement, primarily due to the uncertainties involved in proving facts within the context of the legal processes.

Item 4 – Submission of Matters to a Vote of Securities Holders

The Annual Meeting of shareholders was held on Tuesday April 19, 2005.

The following Class 3 Directors, whose three-year terms will expire in 2008, were elected with the following share votes:

		AUTHORITY
	FOR	WITHHELD
Paul Lomakin, Jr.	8,231,577	226,657
Herbert Schiller	8,166,187	292,047
James J. Kennedy	8,016,855	441,379

The following Class 2 Directors terms continue until the 2006 Annual Meeting

Hugo Barth III

Alexander A. Bol

William A. Thompson

The following Class 1 Directors terms continue until the 2007 Annual Meeting

John J. Davis

Brenda Curtis

Donald G. Kein

Norman F. Schroeder

Item 6 – Exhibits

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf, by the undersigned, thereunto duly authorized.

CENTER BANCORP, INC.

/s/: ANTHONY C. WEAGLEY
Anthony C. Weagley, Treasurer (Chief Financial Officer)

DATE: May 10, 2005