Form 10-K/A
period 2004-12-31
CENTER BANCORP INC
filed 2005-06-14
CIK 712771

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| or No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation 5-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to the Form 10-K. |_|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes |X| No |_|

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold or the average bid and ask price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter - $90.9 million

Shares outstanding on February 28, 2005

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

INTRODUCTORY NOTE: THIS AMENDMENT NO. 1 IS FILED SOLELY IN ORDER TO AMEND A CROSS REFERENCE IN ITEM 8. PURSUANT TO APPLICABLE INSTRUCTIONS, WE HAVE ALSO REPRINTED ITEM 15 AND INCLUDED THE CERTIFICATIONS CONTEMPLATED BY SECTIONS 302 AND 906 OF THE SARBANES-OXLEY ACT OF 2002.

ITEM 8- Financial Statements and Supplementary Data

The information required by Item 8 of Form 10-K appears on pages 42 through 69 of the 2004 Annual Report and is incorporated herein by reference.


ITEM 15-Exhibits and Financial Statement Schedules

                                                                      Pages in 2004 Annual Report
Consolidated Statements of Condition at December 31, 2004 and 2003                             42

Consolidated Statements of Income for the years ended
  December 31, 2004, 2003 and 2002                                                             43

Consolidated Statements of Changes in Stockholders' Equity for the years ended
December 31, 2004, 2003 and 2002                                                               44

Consolidated Statements of Cash Flows for the years ended
December 31, 2004, 2003 and 2002                                                               45

Notes to Consolidated Financial Statements                                                  46-68

Report of Independent Registered Public Accounting Firm                                        69

Management's Reports                                                                           70

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

      10.12 Indenture between Registrant and State Street Bank and Trust Company as debenture trustee for floating rate junior subordinated deferrable interest debentures due 2031, is incorporated by reference to exhibit
      10.13 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001.

      10.13 The Registrant's amended and restated declaration of Trust of Center Bancorp Statutory Trust 1, dated December 18, 2001 is incorporated by reference to Exhibit 10.13 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001.

      10.14 Guarantee agreement by Registrant and between Center Bancorp, Inc. and State Street Bank and Trust Company of Connecticut, National Association, dated as of December 18, 2001 is incorporated by reference to
      Exhibit 10.15 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001.

      10.15 Registrant's Placement Agreement dated December 12, 2003 with Sandler O'Neill & Partners, L.P. to issue and sell $5 million aggregate liquidation amount of floating rate MMCapS(SM) Securities is incorporated by reference to Exhibit 10.15 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2003.

      10.16 Indenture dated as of December 19, 2003, between the Registrant and Wilmington Trust Company relating to $5.0 million aggregate principal amount of floating rate debentures is incorporated by reference to Exhibit
      10.16 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2003.

      10.17 Amended and restated Declaration of Trust of Center Bancorp Statutory Trust II, dated as of December 19, 2003 is incorporated by reference to Exhibit 10.17 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2003.

      10.18 Guarantee agreement between Registrant and Wilmington Trust Company dated as of December 19, 2003 is incorporated by reference to Exhibit
      10.18 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2003.

      10.19 Senior Officer Protection Plan is incorporated by reference to
      Exhibit 10.19 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2003.

      10.20 Stock Purchase Agreement, dated September 29, 2004, relating to a September 2004 private placement of securities, is incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated October 1, 2004.

      10.21 Registration Rights Agreement, dated September 29, 2004, relating to securities issued in a September 2004 private placement of securities, is incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K dated October 1, 2004.

      10.22 The Registrant's 2003 Non-Employee Director Stock Option Plan is incorporated by reference to Exhibit C to the Registrant's proxy statement for its 2004 annual meeting of shareholders.

      10.23 Employment Agreement between the Registrant and Julie D'Aloia, dated as of January 1, 2001.

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

      14.1 Code of Ethics is incorporated by reference to Exhibit 14.1 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2003.

      21.1 Subsidiaries of the Registrant

      23.1 Consent of Independent Registered Public Accounting Firm

      24.1 Power of Attorney

      32.1 Personal certification of the chief executive officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002*

      32.2 Personal certification of the chief financial officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002*

      33.1 Personal certification of the chief executive officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002*

      33.2 Personal certification of the chief financial officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002*

      99.1 Code of conduct is incorporated by reference to Exhibit 99.1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2003.

      99.2 Risk Factors

---------
* Filed with this Amendment No. 1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2004.

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

Dated June 14, 2005