Form 10-Q
period 2005-06-30
CENTER BANCORP INC
filed 2005-08-09
CIK 712771

UNITED STATES OF AMERICA
SECURITIES & EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2005

Or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From __________to___________

Commission file number 2-81353

CENTER BANCORP, INC.

 (Exact name of registrant as specified in its charter)

New Jersey	52-1273725
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2455 Morris Avenue, Union, New Jersey	07083
(Address of principal executive offices)	(Zip Code)

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

Yes☒    No☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-12 of the Exchange Act).

Yes☒    No☐

Common stock, no par value:	13,426,042
(Title of Class)	(Outstanding at July 29, 2005)

CENTER BANCORP, INC.

INDEX TO FORM 10-Q

PART I.	FINANCIAL INFORMATION	Page

Item 1.	Financial Statements
	Consolidated Statements of Condition at June 30, 2005 (unaudited) and December 31, 2004 (audited)	4

	Consolidated Statements of Income for the Three and Six months ended June 30, 2005 and 2004 (unaudited)	5

	Consolidated Statement of Changes in Stockholders Equity for the year 2004 and 2005. (unaudited)	6

	Consolidated Statements of Cash Flows for the Six months ended June 30, 2005 and 2004 (unaudited)	7

	Notes to Consolidated Financial Statements	8-12

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	13-28

Item 3.	Qualitative and Quantitative Disclosures about Market Risks	29

Item 4.	Controls and Procedures	29

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	30

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 6.	Exhibits

	Signatures	31

	Certifications	33-36

PART I- FINANCIAL INFORMATION

The following unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and, accordingly, do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2005, or for any other interim period. The consolidated financial statements included in the Center Bancorp Inc. 2004 Annual Report on Form 10-K should be read in conjunction with these statements.

PART 1 - FINANCIAL STATEMENT

Center Bancorp, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CONDITION

	June 30,	December 31,
(Dollars In Thousands)	2005	2004
	(unaudited)
ASSETS
Cash and due from banks	$32,001	$12,033
Federal funds sold and securities purchased under agreement to resell	0	0
Total cash and cash equivalents	$32,001	12,033
Investment securities held to maturity (approximate market value of $154,017 in 2005 and $127,898 in 2004)	151,088	124,162
Investment securities available-for-sale	436,670	453,524
Total investment securities	587,758	577,686
Loans, net of unearned income	498,602	377,304
Less--Allowance for loan losses	4,995	3,781
Net loans	493,607	373,523
Premises and equipment, net	18,110	17,622
Accrued interest receivable	5,649	4,533
Bank owned life insurance	18,215	17,848
Other assets	5,749	3,679
Goodwill and other intangible assets	17,479	2,091
Total assets	$1,178,568	$1,009,015

LIABILITIES
Deposits:
Non-interest-bearing	$148,742	$127,226
Interest-bearing:
Certificates of deposit $100,000 and over	118,126	163,810
Interest-bearing transaction demand, savings and time deposits $100,000 and less	454,338	411,236
Total deposits	721,206	702,272
Short-term borrowings	164,934	101,357
Long-term borrowings	168,555	115,000
Subordinated debentures	15,465	15,465
Accounts payable and accrued liabilities	6,724	6,278
Total liabilities	1,076,884	940,372

Commitments and contingencies

STOCKHOLDERS’ EQUITY:
Preferred Stock, no par value, Authorized 5,000,000 shares; None Issued	0	0
Common stock, no par value: Authorized 20,000,000 shares; issued 14,467,962 and 11,475,446 shares in 2005 and 2004, respectively	65,592	30,441
Additional paid in capital	3,775	4,477
Retained earnings	37,081	36,973
Treasury stock at cost (1,041,920 and 1,056,972 shares in 2005 and 2004, respectively)	(3,721)	(3,775)
Restricted stock	0	0
Accumulated other comprehensive (loss)/income	(1,043)	527
Total stockholders’ equity	101,684	68,643
Total liabilities and stockholders’ equity	$1,178,568	$1,009,015

 All per common share amounts have been adjusted retroactively for common stock splits and common stock dividends impacting the periods presented.

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Center Bancorp, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In Thousands, Except Per Share Data)	2005	2004	2005	2004
Interest income:
Interest and fees on loans	$5,928	$4,490	$10,961	$8,866
Interest and dividends on investment securities:
Taxable interest income	4,935	4,119	9,423	8,099
Non-taxable interest income	992	853	1,965	1,733
Dividends	465	270	915	604
Interest on Federal funds sold and securities purchased under agreement to resell	17	0	29	0
Total interest income	12,337	9,732	23,293	19,302
Interest expense:
Interest on certificates of deposit $100,000 and over	987	92	1,986	193
Interest on other deposits	1,896	1,561	3,456	3,202
Interest on borrowings	2,605	1,580	4,587	3,025
Total interest expense	5,488	3,233	10,029	6,420
Net interest income	6,849	6,499	13,264	12,882
Provision for loan losses	0	205	0	410
Net interest income after provision for loan losses	6,849	6,294	13,264	12,472
Other income:
Service charges, commissions and fees	475	477	970	958
Other income	159	109	255	211
Annuity & Insurance	72	12	114	20
Bank Owned Life Insurance	185	192	367	358
Gain on securities sold	23	31	36	157
Total other income	914	821	1,742	1,704
Other expense:
Salaries and employee benefits	3,004	2,641	5,881	5,278
Occupancy, net	442	459	1,012	1,022
Premises and equipment	483	475	941	920
Stationery and printing	181	144	302	296
Marketing and advertising	160	147	332	296
Other	1,153	1,038	2,294	2,083
Total other expense	5,423	4,904	10,762	9,895
Income before income tax expense	2,340	2,211	4,244	4,281
Income tax expense	407	429	566	775
Net income	$1,933	$1,782	$3,678	$3,506
Earnings per share: (Note 4)
Basic	$.18	$.19	$.34	$.37
Diluted	$.18	$.19	$.34	$.37
Weighted average common shares outstanding:
Basic	10,962,507	9,422,960	10,697,411	9,410,420
Diluted	11,005,043	9,482,201	10,741,239	9,481,883

All per common share amounts have been adjusted retroactively for common stock splits and common stock dividends impacting the periods presented.

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Center Bancorp, Inc. And Subsidiaries
Consolidated Statements of Changes in Stockholders Equity
(Unaudited)

						Accumulated	Total
	Common	Additional				Other	Stock-
	Stock	Paid in	Retained	Treasury	Restricted	Comprehensive	holders'
(in thousands, except share data)	Amount	Capital	Earnings	Stock	Stock	Income	Equity
Balance, December 31, 2003	$19,405	$4,677	$33,268	$(3,978)	$(14)	$822	$54,180

Cash dividend			(1,550)				(1,550)
Issuance of common stock	264						264
Exercise of stock option		57		170			227
Restricted stock award					14		14
Repurchase of common stock							0
Net income			3,506				3,506
Additional minimum pension liability, net of tax						(14)	(14)
Unrealized holding loss on securities arising during the period (net of tax benefit of $2,881)						(5,593)
Less reclassification adjustment for loss included in net income (net of tax of $53)						103
Net unrealized holding loss on securities arising during the period (net of tax of $2,828)						(5,504)	(5,504)
Total comprehensive income							(1,998)
Balance, June 30, 2004	$19,669	$4,734	$35,224	$(3,808)	$0	$(4,682)	$51,137

Balance, December 31, 2004	$30,441	$4,477	$36,973	$(3,775)	$0	$527	$68,643

Cash dividend			(1,933)				(1,933)
Issuance of common stock	21,874	(925)	(1,637)				19,312
Common Stock Issued Red Oak Acquisition	13,277						13,277
Exercise of stock option		148		23			171
Restricted stock award		75		31	0		106
Net income			3,678				3,678
Unrealized holding losses on securities arising during the period (net of tax of $821)						(1,594)
Less reclassification adjustment for gains included in net income (net of tax of $12)						24
Net unrealized holding losses on securities arising during the period (net of tax of $809)						(1,570)	(1,570)
Total comprehensive income							2,108
Balance, June 30, 2005	$65,592	$3,775	$37,081	$(3,721)	$0	$(1,043)	$101,684

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Center Bancorp, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOW

	Six Months Ended
(Unaudited)	June 30,
(Dollars in Thousands)	2005	2004
Cash Flows From Operating Activities:
Net income	$3,678	$3,506
Adjustments to Reconcile Net Income To Net Cash Provided by Operating Activities:
Depreciation and amortization	851	757
Provision for loan losses	0	410
Gains on sale of investment securities available-for-sale	(36)	(157)
(Increase) decrease in accrued interest receivable	(1,116)	33
Decrease (Increase) in other assets	398	(1,525)
Decrease in other liabilities	(304)	(780)
Increase in cash surrender value of bank owned life insurance	(367)	(358)
Amortization of premium and accretion of discount on investment securities, net	240	507
Net cash provided by operating activities	3,344	2,393
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds form maturities and paydown of securities AFS	177,542	48,445
Proceeds from maturities of investment securities held to maturity	8,325	25,430
Purchase of FHLB and FRB Stock, net	(2,779)	(2,190)
Proceeds from sales of investment securities available-for-sale	48,183	29,275
Purchase of securities available-for-sale	(207,876)	(93,470)
Purchase of securities held to maturity	(30,561)	(2,506)
Net increase in loans	(30,459)	(16,415)
Cash and cash equivalents acquired from Red Oak	2,433	0
Cash consideration paid to acquire Red Oak	(13,279)	0
Property and equipment expenditures, net	(844)	(1,135)
Purchase of bank owned life insurance	0	(2,500)
Net cash (used in) investing activities	(49,315)	(15,066)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in deposits	(51,741)	395
Net increase in short term borrowings	54,948	29,959
Proceeds form FHLB advances	152,439	35,000
Payments on FHLB advances	(107,257)	(50,000)
Dividends paid	(1,933)	(1,535)
Proceeds form issuance of common stock	19,312	278
Exercise of stock options	171	227
Net cash provided by financing activities	65,939	14,324
Net increase in cash and cash equivalents	19,968	1,651
Cash and cash equivalents at beginning of year	$12,033	$16,509
Cash and cash equivalents at end of year	$32,001	$18,160
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid on deposits and short-term borrowings	$9,853	$6,403
Income taxes	$615	$637
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION: AT DATE OF ACQUISITION
Non cash investing activities:	$5,404
Fair value of assets acquired	$113,669
Goodwill and core deposit intangible	$15,411
Liabilities assumed	$88,518
Common stock issued for the Red Oak Bank, acquisition, net	$13,277

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

Business

The Corporation is a bank holding company whose principal activity is the ownership and management of Union Center National Bank (subsidiary). The Bank provides a full range of banking services to individual and corporate customers through branch locations in Union and Morris Counties, New Jersey. Additionally, the Bank originates residential mortgage loans and services such loans for others. The Bank is subject to competition from other financial institutions and the regulations of certain federal and state agencies and undergoes periodic examinations by those regulatory authorities.

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

In the opinion of Management, all adjustments necessary for a fair presentation of the Corporation's financial condition and results of operations for the interim periods have been made. Such adjustments are of a normal recurring nature. Certain reclassifications have been made for 2004 to conform to the classifications presented in 2005. Results for the period ended June 30, 2005 are not necessarily indicative of results for any other interim period or for the entire fiscal year. Reference is made to the Corporation's Annual Report on Form 10-K for the year ended December 31, 2004 for information regarding accounting principles.

Stock Based Compensation

Stock options outstanding were 409,538 and 306,614 at June 30, 2005 and 2004, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted average assumptions used for grants in 2005 and 2004: dividend rate of 2.73%, expected volatility of 32% and 35%, risk-free interest rate of 3.90% and 4.08% and expected lives of 6 years. The Corporation granted stock options to purchase 87,594 shares during the second quarter of 2005. In addition, options to purchase 56,266 shares of Red Oak Bank common stock were converted into options to purchase 54,514 shares of Center Bancorp common stock pursuant to the acquisition of Red Oak Bank. The options issued in the Red Oak Bank acquisition are fully vested.

On March 31, 2004, the Financial Accounting Standards Board (FASB) issued a proposed Statement, “Share-Based Payment-an Amendment of FASB Statement No. 123 and APB 95,” that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. Under the FASB’s proposal, all forms of share-based payments to employees, including employee stock options, would be treated the same as other forms of compensation by recognizing the related cost in the income statement. The expense of the award would generally be measured at fair value at the grant date. Current accounting guidance requires that the expense relating to so-called fixed plan employee stock options only be disclosed in the footnotes to the financial statements. The proposed Statement would eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25, “Accounting for Stock Issued to Employees.” The Corporation has determined that the impact of the initial adoption of SFAS No. 123R would not be material to the consolidated financial statements.

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123 R"), which requires entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). The cost is recognized as an expense over the period during which the employee is required to provide service in exchange for the award, which is usually the vesting period. As a result of SFAS 123 R, the Company will recognize the grant-date fair value of options as compensation expense on a straight-line basis over the applicable vesting period. This accounting treatment differs significantly from the previous accounting for fixed stock options under APB Opinion No. 25, which generally required expense recognition only when the exercise price of the option was less than the market price of the underlying stock n the grant date. As required by SFAS No. 123R, the Company will estimate the fair value of stock options on each grant date, using an appropriate valuation model such as the Black-Scholes option pricing model.

The new FASB Statement 123R as amended on April 14, 2005, requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees, but expresses no preference for a type of valuation model. The Statement is effective for most public companies' at the beginning of their next fiscal year instead of the next reporting period that begins after June 15, 2005 (the third quarter for the Corporation) or December 15, 2005. For the Corporation, compliance with the new rule will begin with submission of the first quarter 2006 financial statements. The Corporation has determined that the impact of the initial adoption of SFAS No. 123R would not be material to the Corporation's consolidated financial statements.

The following table illustrates the effect on net income and earnings per share if the Corporation had applied the fair value recognition provisions of FASB Statement No. 123, accounting for Stock-Based Compensation, to its stock option plans.

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(In Thousands, Except Per Share Amounts)	2005	2004	2005	2004
Net income, as reported	$1,933	$1,782	$3,678	$3,506
Add: compensation expense recognized for restricted stock
award, net of related tax effect	0	9	69	9
Deduct: Total Stock-based employee compensation
expense determined under fair value based method
all awards, net of related tax effects	198	24	286	46
Pro forma net income	$1,735	$1,767	$3,461	$3,469
Earnings per share:
Basic - as reported	$0.18	$0.19	$0.34	$0.37
Basic - pro forma	$0.16	$0.19	$0.32	$0.37
Diluted - as reported	$0.18	$0.19	$0.34	$0.37
Diluted - pro forma	$0.16	$0.19	$0.32	$0.37
All common stock and per share amounts have been restated to reflect the 5% common stock dividend declared April 19, 2005, to common stockholders of record May 31, 2005 and paid on June 15, 2005.

NOTE 2: ACQUSITIONS

The Corporation completed the acquisition of Red Oak Bank as of the close of business on May 20, 2005. Red Oak Bank was a State chartered commercial bank and operated one full service branch location in Hanover Township, Morris County, New Jersey. The acquisition presented the Corporation with the strategic opportunity to enhance shareholder value, market share and earnings growth. The opportunities include increasing the Corporation’s loan portfolio, strengthening and expanding the Corporation’s presence in the affluent and desirable business areas of the Morris County marketplace which compliments the Corporation’s existing footprint in that market through additional retail and commercial banking product offerings, increasing deposit share and further building the Corporation’s core deposit funding base, as well as enhancing the Corporation’s opportunities for earning asset generation.

Pursuant to the terms of the Agreement and Plan of Merger, 50% of Red Oak Bank’s common stock was converted into Center Bancorp, Inc. common stock at an exchange rate of .9227 Center shares per each Red Oak Bank share and 50% was converted into $12.06 in cash for each Red Oak Bank share. The aggregate consideration paid in the merger consisted of $13.3 million in cash and 1,015,816 shares of the Corporation’s common stock, based on an exchange rate of $13.07 per share pursuant to the merger agreement. The cash portion of the merger consideration was funded through the sale of securities available for sale and cash from continuing operations. The Corporation additionally converted remaining stock options amounting to 56,266 shares granted of Red Oak Bank common stock outstanding at the time of the merger and were exchanged for 54,514 shares of Center Bancorp, Inc. options.

As a result of the Red Oak Bank acquisition, the Corporation acquired assets having a fair value of $115.3 million, including $89.6 million of net loans, $5.4 million of investment securities and $2.4 million of cash and cash equivalents, and assumed $70.7 million of deposits, $17.1 million of borrowings, and $754,722 of other liabilities.

The acquisition was accounted for as a purchase and the excess cost over the fair value of net assets acquired (“goodwill”) in the transaction was $14.7 million. Under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, goodwill is not being amortized in connection with this transaction and the goodwill will not be deductible for income tax purposes. The Corporation also recorded a core deposit intangible of $702,617 in connection with the acquisition, which is being amortized on a 10-year sum of the digits method. The amortization of premiums and discounts resulting from the fair value adjustments of assets and liabilities were not significant for the three and six months ended June 30, 2005. The results of operations for the first six months of 2005 include Red Oak’s results of operations from May 20, 2005 forward.

The following table presents data with respect to the fair values of assets and liabilities acquired in the Red Oak Bank acquisition (in thousands):

At May 20, 2005
Assets:
Cash and due from banks	$2,433
Securities	5,404
Loans, net	89,626
Fixed assets	476
Other assets	1,918
Core deposit intangible	703
Goodwill	14,709
Total assets	115,269

Liabilities:
Deposits	70,674
Borrowings	17,090
Other liabilities	754
Total liabilities	88,518
Net assets acquired	$26,751

The net deferred tax liability resulting from adjustments of net assets acquired, including the creation of the core deposit intangible amounted to $524,740. Transaction and acquisition costs have been determined in accordance with EITF 95-3. Estimated costs in connection with the acquisition and included as a component of goodwill amounted to $597,085, all of which was paid as of June 30, 2005.

NOTE 3: RECENT ACCOUNTING PRONOUNCEMENTS

SFAS No 154(R)

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections-A Replacement of APB Options No. 20 and FASB Statement No. 3 (“SFAS 154”). SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle. It also requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for that period rather than being reported in an income statement. The statement will be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2004. The Corporation does not expect the adoption of SFAS 154 to have a material effect on the Company’s consolidated financial position or results of operations.

NOTE 4 - COMPREHENSIVE INCOME

Total comprehensive income includes all changes in equity during a period from transactions and other events and circumstances from non-owner sources. The Bank's other comprehensive income is comprised of unrealized holding gains and losses on securities available-for-sale.

The following table outlines the Corporation’s disclosure of comprehensive income for the three months ended June 30, 2005 and 2004.

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(Dollars in Thousands)	2005	2004	2005	2004
Net Income	$1,933	$1,782	$3,678	$3,506
Other Comprehensive income
Unrealized holding gains (losses) arising during the period, net of taxes	1,434	(8,214)	(1,594)	(5,607)
Less reclassification adjustment for gains
included in net income, net of taxes	16	186	24	103
Other total comprehensive income (loss)	1,450	(8,028)	(1,570)	(5,504)
Total comprehensive income (loss)	$3,383	$(6,246)	$2,108	$(1,998)

NOTE 5 - EARNINGS PER SHARE RECONCILEMENT

Basic Earnings per Share (EPS) is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding. Diluted EPS includes any additional common shares as if all potentially dilutive common shares were issued (e.g. stock options). The Corporation's weighted average common shares outstanding for diluted EPS include the effect of stock options outstanding using the Treasury Stock Method, which are not included in the calculation of basic EPS. The Corporation’s only outstanding “common share equivalents” are options to purchase its common stock.

All weighted average, actual shares and per share information has been adjusted retroactively for the effects of stock dividends. The following schedule shows the computation of the Corporation’s earnings per share for the periods presented:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(In Thousands, except per share amounts)	2005	2004	2005	2004
Net income	$1,933	$1,782	$3,678	$3,506
Average number of common shares outstanding	10,963	9,423	10,697	9,410
Effect of dilutive options	43	59	86	69
Effect of restricted stock awards	0	1	0	2
Average number of common shares outstanding used to
calculate diluted earnings per common share	11,006	9,483	10,783	9,481
Net income per share
Basic	$.18	$.19	$0.34	$0.37
Diluted	$.18	$.19	$0.34	$0.37

NOTE 6 - COMPONENTS OF NET PERIODIC BENEFIT COST

	Three Months Ended June 30,

	Pension Benefits		Other Postretirement Benefits
(Dollars in Thousands)	2005	2004	2005	2004
Service cost	$187	$165	$12	$11
Interest cost	131	124	18	16
Expected return on plan assets	(133)	(111)	0	0
Amortization of prior service cost	1	1	3	3
Amortization of the net loss	6	11	13	10
Net periodic benefit cost	$192	$190	$46	$40

Contributions

The Corporation previously disclosed in its financial statements for the year ended December 31, 2004, that it expected to contribute $700,000 to its pension plans in 2005. As of June 30, 2005, the Corporation has contributed $350,000 to its pension plans. The Corporation presently does not anticipate increasing its total contributions for the year to fund its pension plan obligations in 2005.

NOTE 7 - VARIABLE INTEREST ENTITIES

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

The characteristics of the business trusts and capital securities have not changed with the deconsolidation of the trusts. The capital securities provide an attractive source of funds since they constitute Tier 1 capital for regulatory purposes, but have the same tax advantages as debt for federal income tax purposes. During the first quarter of 2005, the Board of Governors of the Federal Reserve System adopted a final rule that allows bank holding companies to continue to include trust preferred securities in their Tier 1 capital for regulatory capital purposes but with stricter quantitative limits that take effect after a five-year transition period ending March 31, 2009. Management believes that the new rule will not have a material effect on the Corporation’s financial condition.

As of June 30, 2005, assuming the Corporation was not allowed to include the $15.5 million in subordinated debentures in Tier 1 capital, the Corporation had a Tier 1 capital ratio of 12.39% and a total risk based capital ratio of 13.11%.

To the extent that the trusts have funds available to make payments, the Corporation (as guarantor) continues to unconditionally guarantee payment of required distributions on the capital securities, the redemption price when a capital security is redeemed and the amounts due if a trust is liquidated or terminated.

During the first six months of 2005, the business trusts did not repurchase any capital securities or related debentures.

ITEM 2-Management's Discussion & Analysis of Financial Condition and Results of Operations

Cautionary Statement Concerning Forward-Looking Statements

This report includes forward-looking statements within the meaning of Sections 27A of the Securities Act of 1933, as amended, and 21E of the Securities Exchange Act of 1934, as amended, with respect to the financial condition, results of operations, plans, objectives, future performance and business of Center Bancorp, including statements preceded by, followed by or that include words or phrases such as “believes,”“expects,”“anticipates,”“plans,”“trend,”“objective,”“continue,”“remain,”“pattern” or similar expressions or future or conditional verbs such as “will,”“would,”“should,”“could,”“might,”“can,”“may” or similar expressions. Such forward-looking statements involve inherent risks and uncertainties. There are a number of important factors that could cause actual results to differ materially from historical performance and from these forward-looking statements. Factors that might cause such a difference include, but are not limited to: (1) competitive pressures among depository institutions may increase significantly; (2) the interest rate environment may change; (3) prepayment speeds, loan origination and sale volumes, charge-offs and loan loss provisions may reduce interest margins; (4) general economic conditions may be less favorable than expected; (5) political developments, wars, terrorism or other hostilities may disrupt or increase volatility in securities markets or other economic conditions; (6) legislative or regulatory changes or actions may adversely affect the businesses in which Center Bancorp is engaged; (7) changes and trends in the securities markets may affect the Corporation’s common stock; (8) a delayed or incomplete resolution of regulatory issues may negatively impact the services provided by the Bank; (9) the developments discussed above may have a material adverse effect on the Corporation’s business generation and retention, funding and liquidity; and (10) the outcome of regulatory and legal investigations and proceedings cannot always be predicted accurately. Further information on other factors that could affect the financial results of Center Bancorp are included in Center Bancorp’s filings with the Securities and Exchange Commission. These documents are available free of charge at the Commission’s website at http://www.sec.gov and/or from Center Bancorp. The Corporation assumes no obligation for updating any such forward-looking statement at any time.

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

The allowance for loan losses represents management’s estimate of probable credit losses inherent in the loan portfolio. Determining the amount of the allowance for loan losses is considered a critical accounting estimate because it requires significant judgment and the use of estimates related to the amount and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends and conditions, all of which may be susceptible to significant change. The loan portfolio also represents the second largest asset type on the Consolidated Statements of Condition. Note 1 of the Notes to Consolidated Financial Statements in the Corporation’s 2004 Annual Report on Form 10-K and page 20 of this Quarterly Report on Form 10-Q under “Allowance for Loan Losses and Related Provisions”, describes the methodology used to determine the allowance for loan losses and discusses the factors driving changes in the amount of the allowance for loan losses.

The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. Judgment is required in assessing the future tax consequences of events that have been recognized in the Corporation’s consolidated financial statements or tax returns. Fluctuations in the actual outcome of these future tax consequences could impact the Corporation’s consolidated financial condition or results of operations. Notes 1 and 10 of the Notes to Consolidated Financial Statements in the Corporation’s 2004 Annual Report on Form 10-K include additional discussion on the accounting for income taxes.

Earnings Analysis

Net income for the three-months ended June 30, 2005 amounted to $1,933,000 compared to $1,782,000 earned for the comparable three-month period ended June 30, 2004. On a fully diluted per share basis, earnings decreased to $.18 per share as compared with $.19 per share for the three months ended June 30, 2004. All common stock per share amounts have been restated to reflect all previously declared and paid common stock splits and common stock dividends. The annualized return on average assets remained stable at .77 percent compared with .77 percent for the comparable three-month period in 2004. The annualized return on average stockholders' equity was 10.45 percent for the three-month period ended June 30, 2005 as compared to 13.25 percent for the three-months ended June 30, 2004. Earnings performance for the second quarter of 2005 primarily reflects a higher level of net interest income with no provision for loan losses, and reduction of the effective tax rate offset in part by increased non-interest expense. The decline in the Corporation’s earnings per share resulted from more shares being outstanding due to the acquisition of Red Oak Bank and issuance of common shares in private placements on September 29, 2004 and on June 30, 2005.

Net income for the six-months ended June 30, 2005 amounted to $3,678,000 compared to $3,506,000 earned for the comparable six-month period ended June 30, 2004. On a fully diluted per share basis, earnings decreased to $.34 per share as compared with $.37 per share for the six months ended June 30, 2004. The annualized return on average assets decreased to .70 percent compared with .76 percent for the comparable six-month period in 2004. The annualized return on average stockholders' equity was 10.31 percent for the six-month period ended June 30, 2005 as compared to 12.84 percent for the six months ended June 30, 2004. Earnings performance for the first six months of 2005 primarily reflects a higher level of net interest income, with no provision for loan losses, and reduction in the effective tax rate, offset in part by increased non-interest expense. The decline in the Corporation’s earnings per share resulted from more shares being outstanding due to the acquisition of Red Oak Bank and issuance of common shares in private placements on September 29, 2004 and on June 30, 2005.

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

Net Interest Income	Three Months Ended June 30,			Six Months Ended June 30,
	2005	2004	Percent	2005	2004	Percent
(Dollars in Thousands)	Amount	Amount	Change	Amount	Amount	Change
Interest Income:
Investments	$7,015	$5,683	23.44	$13,522	$11,339	19.25
Loans, including fees	5,928	4,490	32.03	10,961	8,865	23.64
Federal funds sold and securities purchased under agreement to resell	17	0	100.00	29	0	100.00
Total interest income	12,960	10,173	27.40	24,512	20,204	21.32
Interest expense:
Certificates of $100,000 or more	987	92	972.83	1,986	193	929.02
Deposits	1,896	1,561	21.46	3,456	3,202	7.93
Borrowings	2,605	1,580	64.87	4,587	3,025	51.64
Total interest expense	5,488	3,233	69.75	10,029	6,420	56.21
Net interest income on a fully tax-equivalent basis	7,472	6,940	7.67	14,483	13,784	5.07
Tax-equivalent adjustment	(623)	(441)	41.27	(1,219)	(902)	35.14
Net interest income *	$6,849	$6,499	5.39	$13,264	$12,882	2.97
* Before the provision for loan losses
NOTE: The tax-equivalent adjustment was computed based on an assumed statutory Federal income tax rate of 34 percent. Adjustments were made for interest earned on securities of state and political subdivisions.

Net interest income on a fully tax-equivalent basis increased $532,000 or 7.67 percent to $7.5 million for the three months ended June 30, 2005, from $6.9 million for the comparable period in 2004. For the three months ended June 30, 2005, the net interest margin decreased 30 basis points to 2.93 percent from 3.23 percent due primarily to higher rates paid on interest-bearing liabilities. For the three months ended June 30, 2005, an increase in the average yield on interest-earning assets of 36 basis points was offset by an increase in the average cost of interest-bearing liabilities of 75 basis points, which reduced the Corporation’s net interest spread by 39 basis points.

Net interest income on a fully tax-equivalent basis increased $699,000 or 5.07 percent to $14.5 million for the six-month period ended June 30, 2005, from $13.8 million for the comparable period in 2004. For the six months ended June 30, 2005, the net interest margin decreased 26 basis points to 2.95 percent from 3.21 percent due primarily to higher rates paid on interest-bearing liabilities. For the six months ended June 30, 2005, an increase in the average yield on interest-earning assets of 28 basis points was offset by an increase in the average cost of interest-bearing liabilities of 63 basis points, which reduced the Corporation’s net interest spread by 35 basis points.

For the three-month period ended June 30, 2005, interest income on a tax-equivalent basis increased by $2.8 million or 27.40 percent over the comparable three-month period in 2004. This increase reflects an increase in average earning assets and rates. The increase in earning assets included $35.6 million in average earning assets acquired in the purchase of Red Oak Bank. The Corporation's loan portfolio increased on average $74.0 million to $435.5 million from $361.5 million in the same quarter of 2004, primarily driven by growth in commercial and home equity loans and commercial and residential mortgages. The loan portfolio represented approximately 42.7 percent of the Corporation's interest-earning assets (on average) during the second quarter of 2005 and 42.0 percent in the same quarter in 2004. Average investment volume increased during the period by $82.1 million compared to 2004. The growth in earning assets was funded primarily through increased levels of savings deposits and borrowings and the addition of Red Oak Bank.

For the six-month period ended June 30, 2005, interest income on a tax-equivalent basis increased by $4.3 million or 21.32 percent over the comparable six-month period in 2004. This increase primarily reflects an increase in the level and mix of average earning assets. The increase in earning assets included $21.9 million in average earning assets acquired in the purchase of Red Oak Bank. The Corporation's loan portfolio increased on average $53.6 million to $408.3 million from $354.7 million in the same period in 2004, primarily driven by growth in commercial loans and commercial and residential mortgages. The loan portfolio represented approximately 41.6 percent of the Corporation's interest earning assets (on average) during the first six months of 2005 and 41.3 percent in the same period in 2004. Average investment volume increased during the period by $68.4 million compared to 2004. The growth in earning-assets was funded primarily through cash flow from the Corporation’s investment portfolio and the addition of Red Oak Bank.

The factors underlying the quarter-to-quarter changes in net interest income are reflected in the tables appearing on pages 16, 17, and 18, each of which has been presented on a tax-equivalent basis (assuming a 34 percent tax rates). The tables on pages 17 and 18 (Average Statements of Condition Sheet with Interest and Average Rates) shows the Corporation’s consolidated average balance of assets, liabilities, and stockholders’ equity, the amount of income produced from interest-earning assets and the amount of expense resulting from interest-bearing liabilities and the interest income as a percentage of average interest-earning assets, for the three and six month periods ended June 30, 2005 and 2004. The table presented on page 16 (Analysis of Variance in Net Interest Income Due to Volume and Rates) quantifies the impact on net interest income resulting from changes in average balances and average rates over the periods presented; any change in interest income or expense attributable to both changes in volume and changes in rate has been allocated in proportion to the relationship of the absolute dollar amount of change in each category.

The Federal Reserve Open Market Committee increased interest rates nine times in the past year, a total 225 basis points from a 45-year low of 1.00 percent in June 2003. During the second quarter of 2005, the Federal Reserve Open Market Committee increased rates 50 basis points. The yield on interest-earning assets, during the second quarter, grew to 5.09 percent from 4.73 percent in 2004 (a change of 36 basis points); this change was offset by higher rates paid for interest-bearing liabilities coupled with a change in the mix of interest-bearing liabilities. The total cost of interest-bearing liabilities increased to 2.51 percent, a change of 75 basis points, for the three months ended June 30, 2005 from 1.76 percent for the three months ended June 30, 2004. For the three months ended June 30, 2005, the Corporation’s net interest spread on a tax-equivalent basis decreased to 2.58 percent from 2.97 percent for the three months ended June 30, 2004. The Corporation’s trust preferred borrowings were adversely impacted by the increase in interest rates for the three-months ended June 30, 2005. Without the impact of the trust-preferred debt, the cost of funds would have been 2.44%

For the six months ended June 30, 2005, the Corporation’s yield on interest-earning assets increased to 4.99 percent from 4.71 percent in the comparable period in 2004 (a change of 28 basis points). This change was partially offset by a change in the mix of interest-bearing liabilities, principally a larger average component of short term borrowings included in the funding mix. The total cost of interest-bearing liabilities increased to 2.39 percent, a change of 63 basis points, for the six months ended June 30, 2005 from 1.76 percent for the six months ended June 30, 2004. The Corporation’s trust preferred borrowings were adversely impacted by the increase in rates for the six-month period ended June 30, 2005. Without the impact of the trust preferred debt, the cost of funds would have been 2.33%. The increase in the total cost of interest bearing liabilities was also impacted by an increase in rates paid on certain Time interest-bearing liabilities.

The following table, “Analysis of Variance in Net Interest Income due to Volume and Rates”, analyzes net interest income by segregating the volume and rate components of various interest-earning assets and liabilities and the changes in the rates earned and paid by the Corporation.

ANALYSIS OF VARIANCE IN NET INTEREST INCOME DUE TO VOLUME AND RATES

	Three Months Ended June 30,			Six Months Ended June 30,
	2005/2004 Increase (Decrease)			2005/2004 Increase (Decrease)
(Tax Equivalent Basis)	Due to Change In:			Due to Change In:
(Dollars In Thousands)	Average Volume	Average Rate	Net Change	Average Volume	Average Rate	Net Change
Interest-earning assets:
Investment securities:
Taxable	$309	$348	$657	$355	$645	$1,000
Non-Taxable	750	(75)	675	1,383	(200)	1,183
Federal funds sold and securities
purchased under agreement to resell	17	0	17	29	0	29
Loans, net of unearned discounts	979	459	1,438	1,407	689	2,096
Total interest-earning assets	2,055	732	2,787	3,174	1,134	4,308
Interest-bearing liabilities:
Money market deposits	(10)	301	291	7	428	435
Savings deposits	(10)	81	71	(56)	128	72
Time deposits	589	106	695	1,178	120	1,298
Other interest-bearing deposits	59	114	173	22	220	242
Short-term borrowings	182	771	953	209	1,233	1,442
Trust preferred	0	72	72	0	120	120
Total interest-bearing liabilities	810	1,445	2,255	1,360	2,249	3,609
Change in net interest income	$1,245	($713)	$532	$1,814	($1,115)	$699

The following table, “Average Balance Sheet with Interest and Average Rates”, presents for the six months ended June 30, 2005 and 2004 the Corporation’s average assets, liabilities and stockholders’ equity. The Corporation’s net interest income, net interest spreads and net interest income as a percentage of interest-earning assets are also reflected.

AVERAGE STATEMENTS OF CONDITION WITH INTEREST AND AVERAGE RATES

	Six Month Period Ended June 30,
		2005			2004
		Interest	Average		Interest	Average
(tax-equivalent basis,	Average	Income/	Yield/	Average	Income/	Yield/
dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Interest-earning assets:
Investment securities: (1)
Taxable	$425,932	$9,676	4.54%	$409,582	$8,676	4.24%
Non-taxable	145,900	3,846	5.27%	93,883	2,663	5.67%
Loans, net of unearned income (2)	408,292	10,961	5.37%	354,665	8,865	5.00%
Federal funds sold and securities purchased under agreement to resell	2,201	29	2.64%	0	0	0.00%
Total interest-earning assets	982,325	24,512	4.99%	858,130	20,204	4.71%
Non-interest-earning assets
Cash and due from banks	19,840			19,841
BOLI	18,013			16,062
Other assets	33,541			27,380
Allowance for possible loan losses	(4,082)			(3,205)
Total non-interest-earning assets	67,312			60,078
Total assets	$1,049,637			$918,208
Liabilities and stockholders' equity
Interest-bearing liabilities:
Money market deposits	$87,849	932	2.12%	$86,634	497	1.15%
Savings deposits	113,732	765	1.35%	123,220	693	1.12%
Time deposits	240,274	3,311	2.76%	154,383	2,013	2.61%
Other interest - bearing deposits	120,873	434	0.72%	109,365	192	0.35%
Short-term Borrowings & FHLB Advances	260,048	4,125	3.17%	242,323	2,683	2.21%
Subordinated Debentures	15,465	462	5.97%	15,465	342	4.42%
Total interest-bearing liabilities	838,241	10,029	2.39%	731,390	6,420	1.76%
Non-interest-bearing liabilities:
Demand deposits	132,781			125,327
Other non-interest-bearing deposits	2,224			1,220
Other liabilities	5,042			5,655
Total non-interest-bearing liabilities	140,047			132,202
Stockholders' equity	71,349			54,616
Total liabilities and stockholders’ equity	$1,049,637			$918,208
Net interest income (tax-equivalent basis)		$14,483			$13,784
Net Interest Spread			2.60%			2.95%
Net interest income as percent
of earning-assets (net interest margin)			2.95%			3.21%
Tax-equivalent adjustment (3)		(1,219)			(902)
Net interest income		$13,264			$12,882

(1) Average balances for available-for-sale securities are based on amortized cost
(2) Average balances for loans include loans on non-accrual status
(3) The tax-equivalent adjustment was computed based on a statutory Federal income tax rate of 34 percent

The following table, “Average Balance Sheet with Interest and Average Rates”, presents for the three months ended June 30, 2005 and 2004 the Corporation’s average assets, liabilities and stockholders’ equity. The Corporation’s net interest income, net interest spreads and net interest income as a percentage of interest-earning assets are also reflected.

AVERAGE STATEMENTS OF CONDITION WITH INTEREST AND AVERAGE RATES

		Three Month Period Ended June 30,
		2005			2004
		Interest	Average		Interest	Average
(tax-equivalent basis,	Average	Income/	Yield/	Average	Income/	Yield/
dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Interest-earning assets:
Investment securities: (1)
Taxable	$437,799	$5,041	4.61%	$409,893	$4,384	4.28%
Non-taxable	143,506	1,974	5.50%	89,277	1,299	5.82%
Loans, net of unearned income (2)	435,539	5,928	5.44%	361,523	4,490	4.97%
Federal funds sold and securities purchased under agreement to resell	2,397	17	2.84%	0	0	0.00%
Total interest-earning assets	1,019,241	12,960	5.09%	860,693	10,173	4.73%
Non-interest-earning assets
Cash and due from banks	20,478			18,743
BOLI	18,103			16,062
Other assets	38,143			30,027
Allowance for possible loan losses	(4,343)			(3,315)
Total non-interest-earning assets	72,381			61,517
Total assets	$1,091,622			$922,210
Liabilities and stockholders' equity
Interest-bearing liabilities:
Money market deposits	$91,206	526	2.31%	$95,255	235	0.99%
Savings deposits	137,004	410	1.20%	141,138	339	0.96%
Time deposits	253,311	1,672	2.84%	151,299	977	2.58%
Other interest - bearing deposits	109,153	275	1.01%	75,424	102	0.54%
Short-term Borrowings & FHLB Advances	286,144	2,364	3.30%	255,941	1,411	2.21%
Subordinated Debentures	15,465	241	6.23%	15,465	169	4.37%
Total interest-bearing liabilities	874,283	5,488	2.51%	734,522	3,233	1.76%
Non-interest-bearing liabilities:
Demand deposits	135,433			127,222
Other non-interest-bearing deposits	2,785			631
Other liabilities	5,150			6,047
Total non-interest-bearing liabilities	143,368			133,900
Stockholders' equity	73,971			53,788
Total liabilities and stockholders’ equity	$1,091,622			$922,210
Net interest income (tax-equivalent basis)		$7,472			$6,940
Net Interest Spread			2.58%			2.97%
Net interest income as percent
of earning-assets (net interest margin)			2.93%			3.23%
Tax-equivalent adjustment (3)		(623)			(441)
Net interest income		$6,849			$6,499
(1) Average balances for available-for-sale securities are based on amortized cost
(2) Average balances for loans include loans on non-accrual status
(3) The tax-equivalent adjustment was computed based on a statutory Federal income tax rate of 34 percent

The Corporation’s total assets increased by $169.7 million or 16.8% from $1.009 billion at December 31, 2004, to $1.2 billion at June 30, 2005. Total assets included with a fair value of $115.3 million acquired from the Red Oak Bank acquisition which closed on May 20, 2005. Total deposits increased from $702.3 million on December 31, 2004 to $721.2 million on June 30, 2005, an increase of $18.9 million or 2.7%. Total deposits included $70.7 million from the Red Oak acquisition.

Investments

For the three months ended June 30, 2005, the average volume of investment securities increased to $581.3 million, or 57.0 percent of average earning-assets, an increase of $82.1 million on average as compared to the same period in 2004. The tax-equivalent yield on investments increased by 28 basis points to 4.83 percent from a yield of 4.55 percent during the three-month period ended June 30, 2004. The 28 basis points improvement in yield on the portfolio was attributable to the reinvestment of security cash flow coupled with increased average volumes at higher rates as compared with the comparable period in 2004. A higher interest rate environment in 2005, coupled with a change in mix in the portfolio to higher yielding tax-free securities, impacted the change in portfolio yield. The cash flow from the sale of investment securities was invested back into the portfolio, which benefited from the positive changes in rates. The volume related figures during the three-month period ended June 30,2005, contributed an increase in revenue of $1,059,000 while rate related changes amounted to an increase of $273,000. At June 30, 2005, the principal components of the investment portfolio are U.S. Government Federal Agency callable and non-callable securities, including agency issued collateralized mortgage obligations, corporate securities and municipal securities.

For the six-months ended June 30, 2005, the average volume of investment securities amounted to $571.8 million, or 58.2 percent of average earning assets, an increase of $68.4 million on average as compared to the same period in 2004. The tax-equivalent yield on investments increased by 23 basis points to 4.73 percent from a yield of 4.50 percent during the six-month period ended June 30, 2004. The 23 basis points improvement in yield on the portfolio was attributable to the reinvestment of security cash flow coupled with increased average volumes at higher rates as compared with the comparable period in 2004. A higher interest rate environment in 2005, coupled with a change in mix in the portfolio to higher yielding tax-free securities, impacted the change in portfolio yield. The cash flow from the sale of investment securities was invested back into the portfolio, which benefited from the positive changes in rates. The volume related figures during the six-month period ended June 30, 2005 contributed an increase in revenue of $1,738,000, while rate related changes amounted to an increase in revenue of $445,000. The growth in the average size of the investment portfolio for both the six and three months ended June 30, 2005 reflected the increase in the Corporation’s funding sources to support the growth.

Securities available-for-sale are a part of the Corporation's interest rate risk management strategy and may be sold in response to changes in interest rates, changes in prepayment risk, liquidity management and other factors. For the three-month period ended June 30, 2005, the Corporation sold from its available-for-sale portfolio securities totaling approximately $24.0 million which resulted in a net gain of $23 thousand.

At June 30, 2005 the net unrealized loss carried as a component of other comprehensive income and included in stockholders’ equity net of tax amounted to a net unrealized loss of $1.043 million as compared with an unrealized gain of $527,000 at December 31, 2004 and a net unrealized loss of $4.682 million at June 30, 2004. The current unrealized loss resulted from an increase in interest rates promulgated by the Federal Open Market Committee’s actions to continue to raise the Federal Funds rate and the resultant shift in the yield curve.

Loans

Loan growth during the six months ended June 30, 2005 includes the loans acquired in the merger with Red Oak Bank. The Red Oak merger contributed $36.4 million in commercial loans, $7.8 million in commercial and residential construction loans, $32.4 million in consumer and home equity loans and $13.0 million in residential mortgage loans. Total loans without the impact of the Red Oak merger increased $30.5 million or 8.2% from December 31, 2004 to June 30, 2005. Growth for the period occurred primarily in the commercial and commercial real estate sectors of the portfolio and to a lesser extent in the consumer home equity portfolio. The increased portfolio resulted from the Corporation’s business development efforts and has been enhanced in recent years by the Corporation’s expanded branch network. The addition of Red Oak Bank contributed $33.6 million and $20.7 million in average loan volume for the three and six month periods ended June 30, 2005 as compared to the comparable periods in 2004, respectively. The increase in loan portfolio yields for the three month period was the result of a more favorable interest rate environment as compared with the comparable period in 2004, offset in part by a competitive rate pricing structure maintained by the Corporation to attract new loans and further by the heightened competition for lending relationships that exists in the Corporation’s market. The Corporation’s desire to grow this segment of the earning-asset mix is reflected in its current business development plan and marketing plans, as well as its short-term strategic plan.

For the three months ended June 30, 2005, average loan volume, inclusive of the average volume acquired from Red Oak, increased $74.0 million or 20.47 percent, while the portfolio yield increased by 47 basis points as compared with the same period in 2004. The volume related factors during the period contributed revenue of $979,000 and rate related changes amounted to an improvement in revenue of $459,000. Total average loan volume increased to $435.5 million with a yield of 5.44 percent, as compared to $361.5 million with a yield of 4.97 percent for the three months ended June 30, 2004. The increased portfolio yield was a result of increased volume and a more favorable interest rate environment during the second quarter of 2005, compared with the similar quarter of 2004.

For the six months ended June 30, 2005, average loan volume, inclusive of the average volume acquired from Red Oak, increased $53.6 million or 15.12 percent, while portfolio yield increased by 37 basis points as compared with the same period in 2004. The volume related factors during the period contributed revenue of $1,407,000 and rate related changes amounted to an improvement in revenue of $689,000. Total average loan volume increased to $408.3 million with a yield of 5.37 percent, as compared to $354.7 million with a yield of 5.00 percent for the six months ended June 30, 2004. The increased portfolio yield was a result of increased volume and a more favorable interest rate environment during the first six months of 2005, compared with the similar period of 2004.

Allowance for Loan Losses and Related Provisions

The purpose of the allowance for loan losses is to absorb the impact of losses inherent in the loan portfolio. Additions to the allowance are made through provisions charged against current operations and through recoveries made on loans previously charged-off. The allowance for loan losses is maintained at an amount considered adequate by management to provide for potential credit losses inherent in the loan portfolio based upon a periodic evaluation of the risk characteristics of the loan portfolio. The amount of the loan loss provision and the level of the allowance for loan losses are critical accounting policies of the Corporation. In establishing an appropriate allowance, an assessment of the individual borrowers, a determination of the value of the underlying collateral, a review of historical loss experience, a review of peer group loss experience and an analysis of the levels and trends of loan categories, delinquencies, and problem loans are considered. Such factors as the level and trend of interest rates and current economic conditions are also reviewed. At June 30, 2005, the allowance amounted to $4,995,000 as compared to $3,781,000 at December 31, 2004, and $3,436,000 at June 30, 2004. The Corporation did not add any provision to the allowance for loan losses during the three-month period ended June 30, 2005 compared to $205,000 in provisions added during the three-month period ended June 30, 2004. The Corporation did, however, add $1,210,000 in existing loan loss reserves as a result of the purchase of Red Oak Bank. The level of the allowance during the respective three-month periods of 2005 and 2004 reflects continued high credit quality trends, the loan volume recorded during the periods and the Corporation’s focus on the changing composition of the commercial and residential real estate loan portfolios.

At June 30, 2005 and December 31, 2004, the allowance for loan losses amounted to 1.00 percent of total loans, as compared with 0.94 percent at June 30, 2004. In management’s view, the level of the allowance as of June 30, 2005 is adequate to cover the risk of loss inherent in the loan portfolio. The Corporation’s statements herein regarding the adequacy of the allowance for loan losses constitute “Forward-Looking Statement’s” under the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from management’s analysis, based principally upon factors considered by management in establishing the allowance.

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

During the three-month and six-month periods ended June 30, 2005 and 2004, the Corporation did not experience any substantial credit problems within its loan portfolio. Net recoveries for the six months ended June 30, 2005 were approximately $4,000 and were comprised of installment loans as compared with net recoveries of approximately $24,000 for the comparable six month period in 2004, which were comprised of a home equity and installment loan.

The Corporation had approximately $350,000 of non-accrual loans at June 30, 2005, which were comprised of five commercial loans. There were no loans that were on non-accrual status at December 31, 2004 and there were $23,000 on non-accrual status at June 30, 2004. The Corporation continues to aggressively pursue collections of principal and interest on loans previously charged-off.

The value of impaired loans is based on the present value of expected future cash flows discounted at the loan’s effective interest rate or as a practical expedient, at the loan’s observable market price or at the fair value of the collateral if the loan is collateral dependant. Impaired loans consist of non-accrual loans and loans internally classified as substandard or below, in each instance above an established dollar threshold of $200,000. All loans below the established dollar threshold are considered homogenous and are collectively evaluated for impairment. The reserves allocated to such loans at June 30, 2005, December 31, 2004 and June 30, 2004, were $32,300, $1,000 and $2,000, respectively. At June 30, 2005, total impaired loans were approximately $778,856 compared to $205,529 at December 31, 2004 and $279,000 at June 30, 2004. Although classified as substandard, impaired loans (other than those in non-accrual status) were current with respect to principal and interest payments.

Changes in the allowance for possible loan losses for the six-month period ended June 30, 2005 and 2004, respectively, are set forth below.

Allowance for Loan Losses
	Six Months Ended June 30,
(Dollars In Thousands)	2005	2004
Average loans outstanding	$408,292	$354,665
Total loans at end of period	$498,602	$365,964
Analysis of the Allowance for Loan Losses
Balance at the beginning of year	$3,781	$3,002
Charge-offs:
Commercial	0	0
Installment loans	12	10
Total charge-offs	12	10
Recoveries:
Commercial	0	0
Installment loans	16	34
Total recoveries	16	34
Net recoveries:	(4)	(24)
Addition of Red Oak Bank Reserve-May 20, 2005	1,210	0
Provision for loan losses	0	410
Balance at end of period	$4,995	$3,436
Ratio of net charge-offs during the period to
average loans outstanding during the period	N/M	N/M
Allowance for loan losses as a percentage
of total loans at end of period	1.00%	0.94%

Asset Quality

The Corporation manages asset quality and credit risk by maintaining diversification in its loan portfolio and through review processes that include analysis of credit requests and ongoing examination of outstanding loans and delinquencies, with particular attention to portfolio dynamics and mix. The Corporation strives to identify loans experiencing difficulty early enough to correct the problems, to record charge-offs promptly based on realistic assessments of current collateral values, repayment capacity and ability to maintain an adequate allowance for loan losses at all times. These practices have protected the Corporation during economic downturns and periods of uncertainty.

It is generally the Corporation’s policy to discontinue interest accruals once a loan is past due as to interest and/or principal payments for a period of ninety days. When a loan is placed on non-accrual status, interest accruals cease and uncollected accrued interest is reversed and charged against current income. Payments received on non-accrual loans are applied against principal. A loan may only be restored to an accruing basis when it again becomes well secured and in the process of collection or all past due amounts have been collected. Accruing loans past due 90 days or more are generally well secured and in the process of collection.

At June 30, 2005, the Corporation had no restructured loans and $88,000 of loans 90 days past due and still accruing. There were no restructured loans or loans 90 days past due and still accruing at December 31, 2004 or June 30, 2004. Non-accrual loans totaled $350,000 at June 30, 2005 and were comprised of five commercial loans; no loans were on non-accrual status at December 31, 2004 and $23,000 in loans were on non-accrual status at June 30, 2004.

The outstanding balances of accruing loans, which are 90 days or more past due as to principal or interest payments, and non-accrual loans at June 30, 2005, December 31, 2004 and June 30, 2004, were as follows:

Non-Performing Loans
	June 30,	December 31,	June 30,
(Dollars In Thousands)	2005	2004	2004
Non-accrual loans	$350	$0	$23
Accruing loans past due 90 days or more	88	0	0
Other real estate owned	0	0	0
Total non-performing assets	$438	$0	$23

At June 30, 2005, the Corporation had $350,000 of non-performing assets, consisting of loans on non-accrual status plus other real estate owned (OREO), or .070 percent of total loans outstanding. At December 31, 2004, the Corporation had no non-performing assets. At June 30, 2004, the Corporation had $23,000 in non-performing assets, representing .002 percent of total loans outstanding at June 30, 2004.

At June 30, 2005, other than the loans set forth above, the Corporation is not aware of any loans which present serious doubts as to the ability of its borrowers to comply with the present loan and repayment terms and which are expected to fall into one of the categories set forth in the table above. At June 30, 2005, December 31, 2004 and June 30, 2004 the Corporation did not have any other real estate owned or restructured loans.

Non-Interest Income

The following table presents the principal categories of non-interest income during the three and six month periods ended June 30, 2005 and 2004.

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars In Thousands)	2005	2004	% change	2005	2004	% change
Service charges, commissions and fees	$475	$477	(0.42)	$970	$958	1.25
Other income	159	109	45.87	255	211	20.85
Annuity & Insurance	72	12	500.00	114	20	470.00
Bank Owned Life Insurance	185	192	(3.65)	367	358	2.51
Gain on securities sold	23	31	(25.81)	36	157	(77.07)
Total other income	$914	$821	11.33	$1,742	$1,704	2.23

For the three-month period ended June 30, 2005, non-interest income, exclusive of gains on securities sold (which decreased $8,000), increased $101,000 or 12.78 percent from the comparable quarter of 2004. Management discloses non-interest income excluding gains/losses on securities sold (as well as including gains/losses on securities sold) to distinguish between those types of non-interest income that are recurring compared to income that is nonrecurring. Non-interest income, including gains on securities sold, increased $93,000 or 11.33 percent for the second quarter of 2005 as compared with the comparable quarter in 2004. The increased revenue was primarily driven by annuity and insurance sales fees and gains realized on various employee benefit plans recorded in other income.

For the six-month period ended June 30, 2005, non-interest income, exclusive of gains on securities sold (which decreased $121,000) increased $159,000 or 10.28 percent from the comparable quarter of 2004. Non-interest income, including gains on securities sold, increased $38,000 or 2.23 percent for the six-month period in 2005 compared with the comparable period in 2004. The increased revenue was primarily driven by the increase in service charges, annuity and insurance sales fees and gains realized on various employee benefit plans recorded in other income.

For the three-month period ended June 30, 2005, the Corporation recorded a net gain of $23,000 on securities sold from the available-for-sale investment portfolio compared to gains of $31,000 for the three month period ended June 30, 2004. During the six-month period ended June 30, 2005, the Corporation recorded a net gain of $36,000 on securities sold from the available-for-sale investment portfolio compared to gains of $157,000 for the six-month period ended June 30, 2004. These sales, in both the 2005 and 2004 periods, were made in the normal course of business and proceeds were reinvested in securities.

Non-Interest Expense

Total noninterst expense, including salary and employee benefits, net occupancy expense and furniture and equipment expense, include the operating expenses of Red Oak Bank since its acquisition on May 20, 2005. Primarily included in these expenses is the cost related to the one branch acquired which was also Red Oak’s administration building. Other expenses in the second quarter also include the core deposit intangible amortization of $18,000 resulting from the Red Oak Bank acquisition; other increased costs resulting from the acquisition include increased audit , marketing and advertising and computer related expenses related to the integration of Red Oak Bank into Union Center National Bank.

The following table presents the principal categories of non-interest expense during the three months and six-month periods ended June 30, 2005 and 2004.

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars In Thousands)	2005	2004	% change	2005	2004	% change
Salaries and employee benefits	$3,004	$2,641	13.74	$5,881	$5,278	11.42
Occupancy, net	442	459	(3.70)	1,012	1,022	(0.98)
Premises & equipment	483	475	1.68	941	920	2.28
Marketing & advertising	160	147	8.84	332	296	12.16
Stationery & printing	181	144	25.69	302	296	2.03
Other expense	1,153	1,038	11.08	2,294	2,083	10.13
Total other expense	$5,423	$4,904	10.58	$10,762	$9,895	8.76

For the three months ended June 30, 2005, total other expenses increased $519,000 or 10.58 percent over the comparable three months ended June 30, 2004, with personnel, stationery and printing, marketing and other expenses accounting for most of the increase. The Corporation’s ratio of other expenses (annualized) to average assets decreased to 1.99 percent in the second quarter of 2005 from 2.13 percent for the comparable quarter of 2004.

Salaries and employee benefits increased $363,000 or 13.74 percent for the three months ended June 30, 2005 as compared to the comparable three-month period ended June 30, 2004. This increase is primarily attributable to costs associated with increased staffing levels. Staffing levels increased to 212 full-time equivalent employees at June 30, 2005 compared to 189 full-time equivalent employees at June 30, 2004 which included staffing positions previously vacant and further included in that increase were 8 full-time equivalent employees retained in the acquisition of Red Oak Bank.

Other expense for the three-month period ended June 30, 2005 increased $115,000 or 11.08% as compared to the comparable quarter in 2004 and was primarily attributable to increased computer, appraisal, compliance and audit fees in 2005.

Total other expenses for the six months ended June 30, 2005 increased $867,000 or 8.76 percent over the comparable six months ended June 30, 2004, with personnel, marketing and other expenses accounting for most of the increase. The Corporation’s ratio of other expenses (annualized) to average assets decreased to 2.05 percent for the period from 2.16 percent for the comparable six months of 2004.

Salaries and employee benefits increased $603,000 or 11.42 percent for the six months ended June 30, 2005 as compared to the comparable six-month period ended June 30, 2004. This increase is primarily attributable to costs associated with increased staffing levels, including the staff associated with the Red Oak Merger.

Other expense for the six-month period ended June 30, 2005 increased $211,000 or 10.13% as compared to the comparable six-month period in 2004 and was primarily attributable to increased computer, appraisal, compliance and audit fees in 2005.

Provision for Income Taxes

For the three-month period ended June 30, 2005, the effective tax rate was 17.4 percent as compared to 19.4 percent for the three-month period ended June 30, 2004. For the six months ended June 30, 2005, the effective tax rate was 13.3 percent as compared with 18.1 percent for the comparable period in 2004. The effective tax rate for the three and six month periods ended June 30, 2005 and 2004 continues to be less than the combined statutory Federal tax rate of 34.0 percent and the New Jersey State tax rate of 9.0 percent. The difference between the statutory and effective tax rates primarily reflects the tax-exempt status of interest income on obligations of states and political subdivisions, an increase in the cash surrender value of bank owned life insurance and disallowed expense items for tax purposes, such as travel and entertainment expense. Tax-exempt interest income increased by $493,000 or 57.5 percent for the three month period ended June 30, 2005, and increased $866,000 or 49.2 percent for the six-month period ended June 30, 2005 as compared to the comparable three and six month periods in 2004, respectively.

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

At June 30, 2005, the Corporation reflects a negative interest sensitivity gap (or an interest sensitivity ratio) of 0.74:1.00 at the cumulative one-year position. During the first quarter of 2005 and most of 2004 the Corporation had a negative interest sensitivity gap. Management's perception is that interest rates will continue to be volatile; therefore emphasis has been, and is expected to continue to be, placed on interest-sensitivity matching with the objective of stabilizing the net interest spread during 2005. However, no assurance can be given that this objective will be met.

Estimates of Fair Value

The estimation of fair value is significant to a number of the Corporation’s assets, including available for sale securities. Fair values are volatile and may be influenced by a number of factors. Circumstances that could cause estimates of the fair value of certain assets and liabilities to change include a change in prepayment speeds, discount rates, or market interest rates. Fair values for most available for sale investment securities are based on quoted market prices. If quoted market prices are not available, fair values are based on judgments regarding future expected loss experience, current economic condition, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature, involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

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

Liquidity Management

The liquidity position of the Corporation is dependent on successful management of its assets and liabilities so as to meet the needs of both deposit and credit customers. Liquidity needs arise principally to accommodate possible deposit outflows and to meet customers' requests for loans. Scheduled principal loan repayments, maturing investments, short-term liquid assets and deposit in-flows can satisfy such needs. The objective of liquidity management is to enable the Corporation to maintain sufficient liquidity to meet its obligations in a timely and cost-effective manner.

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

At June 30, 2005, the Corporation had outstanding loan origination commitments of $142.0 million. These commitments include home equity loans of $75.2 million, commercial loans of $35.3 million and real estate related committments of 31.0 million and unfunded letters of credit, all due in one year or less, of $16.7 million. Time deposits issued in amounts of $100,000 or more maturing within one year total $104.3 million.

The low rate environment has created heavy refinance activity influenced to some degree by the amount of mortgage loans originated by the Corporation. The Corporation sells a portion of these loans into the secondary market and such loans are included in loans held for sale. At June 30, 2005 and 2004 there were no loans available for sale.

Management believes that the Corporation has the funding capacity to meet the liquidity needs arising from potential events. In addition to pledgeable securities, the Corporation also maintains borrowing capacity through the Federal Discount Window and the Federal Home Loan Bank of New York secured with loans and marketable securities.

Liquidity is measured and monitored for the Bank. The Corporation reviews its net short-term mismatch. This measures the ability of the Corporation to meet obligations should access to bank dividends be constrained. At June 30, 2005, the parent Corporation had $19.4 million in cash compared to $2.4 million at June 30, 2004. The increase in cash at the parent Corporation level was primarily due to the $20 million private placement of the Corporation’s common stock consummated on June 30, 2005. Expenses at the parent Corporation are minimal and management believes that the parent Corporation has adequate liquidity to fund its obligations.

Certain provisions of long-term debt agreements prevent the Corporation from creating liens on, disposing of or issuing voting stock of subsidiaries. As of June 30, 2005 the Corporation was in compliance with all covenants and provisions of these agreements.

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

Anticipated cash-flows at June 30, 2005, projected to July 2006, indicates that the Bank's liquidity should remain strong, with an approximate projection of $252.4 million in anticipated cash flows over the next twelve months. This projection represents a forward-looking statement under the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from this projection depending upon a number of factors, including the liquidity needs of the Bank's customers, the availability of sources of liquidity and general economic conditions.

Deposits

Total deposits increased from $702.3 million on December 31, 2004 to $721.2 million on June 30, 2005, an increase of $18.9 million, or 2.7%. Total non-interest bearing deposits increased from $127.2 million to $148.7 million, an increase of $21.5 million or 16.9%. This increase included $7.9 million from the acquisition of Red Oak Bank. Savings and interest bearing transaction accounts decreased from $575.0 million on December 31, 2004 to $572.5 million on June 30, 2005, a decrease of $2.5 million or .43%. The Corporation acquired $62.7 million in interest-bearing transaction accounts from the Red Oak Bank acquisition. Time deposits under $100,000 decreased $1.8 million to $27.4 million, while time deposits $100,000 and over decreased $45.7 million to $118.1 million. The Red Oak acquisition contributed $42.0 million in time deposits including $13.0 million in time deposits $100,000 and over

The Corporation derives a significant proportion of its liquidity from its core deposit base. For the six month period ended June 30, 2005, core deposits, comprised of demand deposits, savings and money market accounts, increased by $54.9 million or 11.9% from December 31, 2004 to $515.9 million. Core deposits are 71.5% of total deposits compared to 65.6% at year-end 2004. Alternatively, the Corporation uses a more stringent calculation for the management of its liquidity positions internally which consists of total demand and savings accounts (excluding Super Max and money market accounts under $100,000) and excludes time deposits as part of core deposits as a percentage of total deposits. This number increased primarily from the addition of Red Oak Bank and represented 52.2 percent of total deposits as compared with 43.6 percent at June 30, 2004

The following table depicts the Corporation's internal core deposit mix at June 30, 2005 and 2004:

CORE DEPOSIT MIX

		June 30,			Net Change in
	2005		2004		Volume 2005
(Dollars In Thousands)	Amount	Percentage	Amount	Percentage	vs. 2004
Demand Deposits	$148,742	39.5	$122,891	44.5	$25,851
Interest-Bearing Demand	117,683	31.3	67,393	24.4	50,290
Regular Savings	82,282	21.9	59,781	21.6	22,501
Money Market Deposits under $100,000	27,412	7.3	26,240	9.5	1,172
Total core deposits	$376,119	100.0	$276,305	100.0	$99,814
Total deposits	$721,206		$633,316		$87,890
Core deposits to total deposits	52.2%		43.6%

More volatile rate sensitive deposits, concentrated in time certificates of deposit greater than $100,000, for the six-month period ended June 30, 2005, decreased to 16.38 percent of total deposits from 19.11 percent during the six months ended June 30, 2004.

Short-term borrowings can be used to satisfy daily funding needs. Balances in these accounts fluctuate significantly on a day-to-day basis. The Corporation's principal short-term funding sources are securities sold under agreements to repurchase, advances from the Federal Home Loan Bank and Federal funds purchased. Average borrowings during the six months ended June 30, 2005 were $260.0 million, an increase of $17.7 million or 7.31 percent from $242.3 million in average borrowings during the comparable six months ended June 30, 2004.

During the six months ended June 30, 2005, average funding sources increased by approximately $115.3 million or 13.44 percent, compared to the same period in 2004. Interest-bearing deposit liabilities increased approximately $89.1 million on average and were comprised primarily of increases in time deposits, and other interest-bearing and money market deposits, offset by a decline in savings deposits. Non-interest-bearing funding sources as a percentage of the total funding mix decreased to 13.9 percent on average as compared to 14.8 percent for the six month period ended June 30, 2004. This reflects a shift in deposit mix to interest-bearing funding sources as a percentage of the funding base as compared with overall deposit growth.

Operating, Investing and Financing Cash Flow

The consolidated statements of cash flows present the changes in cash and cash equivalents from operating, investing and financing activities. During the six months ended June 30, 2005, cash and cash equivalents (which increased overall by $20.0 million) were provided (on a net basis) by financing activities in the amount of approximately $65.9 million primarily due to a $54.9 million net increase in cash flow from short term borrowings, $45.2 million increase in Federal Home Loan Bank advances and $19.5 million in proceeds from common stock issuances offset by $51.7 million decrease in deposits and $1.9 million in dividends paid. Approximately $3.3 million was provided by operating activities and $49.3 million was used in financing activities, principally $241.2 million of securities purchased and $30.5 million growth in the loan portfolio offset by paydowns and maturities of investment securities.

Stockholders' Equity

Total stockholders' equity averaged $71.3 million or 6.80 percent of average assets for the six month period ended June 30, 2005, as compared to $54.6 million, or 5.95 percent, during the same period in 2004. The Corporation's dividend reinvestment and optional stock purchase plan contributed $382,000 in new capital for the six months ended June 30, 2005 as compared with $503,000 for the comparable period in 2004. Book value per common share was $7.57 at June 30, 2005 as compared to $5.41 at June 30, 2004. Tangible book value (i.e., book value less goodwill) per common share was $6.20 at June 30, 2005 and $5.19 at June 30, 2004.

On June 30, 2005, the Corporation issued 1,904,761 shares of the holding company's common stock to a limited number of accredited investors in a private placement of its securities. The shares were issued at a purchase price of $10.50 per share. Net proceeds to the holding company were approximately $18.9 million, after commissions and expenses.

As of June 30, 2005 the Corporation has purchased 57,330 common shares at an average cost per share of $9.38 under the stock buyback program announced on January 24, 2002 for the repurchase of up to 266,254 shares of the Corporation’s outstanding common stock. The repurchased shares were recorded as Treasury Stock, which resulted in a decrease in stockholder’s equity. For the six-month period ended June 30, 2005 there were no repurchases made.

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

Risk-Based Capital/Leverage

Banking regulations require banks to maintain minimum levels of regulatory capital. Under the regulations in effect at June 30, 2005, the Bank was required to maintain (i) a minimum leverage ratio of Tier 1 capital to total adjusted assets of 4.00%, and (ii) minimum ratios of Tier 1 and total capital to risk-weighted assets of 4.00% and 8.00%, respectively.

At June 30, 2005, total Tier 1 capital (defined as tangible stockholders' equity for common stock and certain perpetual preferred stock) amounted to $100.0 million or 8.48 percent of total assets. Tier I capital excludes the effect of SFAS No. 115, $1.043 million of net unrealized losses, after tax, on securities available-for-sale (included as a component of other comprehensive income) and goodwill of approximately $18.4 million as of June 30, 2005. At June 30, 2005 the Corporation's estimated Tier I risk-based and total risk-based capital ratios were 14.46 percent and 15.19 percent, respectively. These ratios are well above the minimum guidelines of capital to risk-adjusted assets in effect as of June 30, 2005.

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

The foregoing capital ratios are based in part on specific quantitative measures of assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by the bank regulators about capital components, risk weightings and other factors. As of June 30, 2005, management believes that each of the Bank and the Corporation meet all capital adequacy requirements to which it is subject.

Subordinated Debentures

On December 18, 2001, Center Bancorp Statutory Trust I, a statutory business trust and wholly-owned subsidiary of Center Bancorp, Inc., issued $10.0 million of floating rate capital trust pass through securities to investors due on December 18, 2031. The trust loaned the proceeds of this offering to the Corporation and received in exchange $10.3 million of the Corporation’s subordinated debentures. The subordinated debentures are redeemable in whole or part, prior to maturity but after December 18, 2006. The floating interest rate on the subordinated debentures is three month LIBOR plus 3.60% and reprices quarterly. The rate at June 30, 2005 was 7.03%.

On December 19, 2003, Center Bancorp Statutory Trust II, a statutory business trust and wholly-owned subsidiary of Center Bancorp, Inc., issued $5.0 million of, MMCapS capital securities to investors due on January 23, 2034. The capital securities qualify as Tier 1 capital. The trust loaned the proceeds of this offering to the Corporation and received in exchange $5.2 million of the Corporation’s subordinated debentures. The subordinated debentures are redeemable in whole or part, prior to maturity but after January 23, 2009. The floating interest rate on the subordinated debentures is three month LIBOR plus 2.85% and reprices quarterly. The rate at June 30, 2005 was
6.06%.

The capital raised with respect to the issuance of the above mentioned securities was used to bolster the Corporation's capital and for general corporate purposes, including capital contributions to Union Center National Bank.

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

The Corporation's income simulation model analyzes interest rate sensitivity by projecting net interest income over the next 24 months in a flat rate scenario versus net interest in alternative interest rate scenarios. Management reviews and refines its interest rate risk management process in response to the changing economic climate. The low level of interest rates had necessitated a modification of the Corporation’s standard rate scenario of a shock down 200 basis points over 12 months to down 100 basis points over a 12-month period; however, due to the increase in rates that has occurred over the past year, we have modified the model shocks back to the 200 basis point shock level as a measurement.

Based on the results of the interest simulation model as of June 30, 2005, and assuming that management does not take action to alter the outcome, the Corporation would expect an increase of 4.72 percent in net interest income if interest rates decreased 200 basis points from the current rates in an immediate and parallel shock over a 12-month period. In a rising rate environment, based on the results of the model as of June 30, 2005, the Corporation would expect a decrease of 9.76 percent in net interest income if interest rates increased by 200 basis points from current rates in an immediate shock over a twelve month period.

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

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

On June 30, 2005, the Corporation issued 1,904,761 shares of the holding company's common stock to a limited number of accredited investors in a private placement of its securities. The shares were issued at a purchase price of $10.50 per share. Net proceeds to the holding company were approximately $18.9 million, after commissions and expenses. For further information, see the Corporation’s Current Report on Form 8-K dated July 1, 2005.

Item 6 - Exhibits

Exhibit 31.1 - Certification of the Registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2 - Certification of the Registrant’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1 - Certification of the Registrant’s Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2 - Certification of the Registrant’s Chief Financial Officer pursuant to Section906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf, by the undersigned, thereunto duly authorized.

CENTER BANCORP, INC.

DATE: August 9, 2005	By:	/s/: Anthony C. Weagley
Anthony C. Weagley,
Treasurer (Chief Financial Officer)

EXHIBIT INDEX

Exhibit 31.1 - Certification of the Registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2 - Certification of the Registrant’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1 - Certification of the Registrant’s Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2 - Certification of the Registrant’s Chief Financial Officer pursuant to Section906 of the Sarbanes-Oxley Act of 2002.