Form 10-Q
period 2005-09-30
CENTER BANCORP INC
filed 2005-11-09
CIK 712771

10

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________

FORM 10-Q

______________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005.

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________.

Commission file number 2-81353

______________

CENTER BANCORP, INC.

(Exact name of registrant as specified in its charter)

______________

New Jersey		52-1273725
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

2455 Morris Avenue, Union, New Jersey		07083
(Address of principal executive offices)		(Zip Code)

(908) 688-9500
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-12 of the Exchange Act).

Yes ☒No ☐

Common stock, no par value:	13,428,628
(Title of Class)	(Outstanding at October 31, 2005)

CENTER BANCORP, INC.

INDEX TO FORM 10-Q

Part I.	Financial Information	Page

Item 1.	Financial Statements
	Consolidated Statements of Condition at September 30, 2005 (unaudited) and December 31, 2004 (audited)	4

	Consolidated Statements of Income for the Three and Nine Months Ended September 30, 2005 and 2004 (unaudited)	5

	Consolidated Statement of Changes in Stockholders’ Equity for the Nine Months ended September 30, 2004 and 2005 (unaudited)	6

	Consolidated Statements of Cash Flows for the Nine Months ended September 30, 2005 and 2004 (unaudited)	7

	Notes to Consolidated Financial Statements	8-13

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13-32

Item 3.	Qualitative and Quantitative Disclosures About Market Risks	32

Item 4.	Controls and Procedures	33

Part II.	Other Information

Item 1.	Legal Proceedings	33

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	33

Item 6.	Exhibits	33

	Signatures	34

	Certifications

PART I. FINANCIAL INFORMATION

The following unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and, accordingly, do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2005, or for any other interim period. The consolidated financial statements included in the Center Bancorp, Inc. 2004 Annual Report on Form 10-K should be read in conjunction with these statements.

Item 1. Financial Statements

CENTER BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CONDITION

	September 30,	December 31,
	2005	2004
	(unaudited)
	(dollars in thousands)
Assets
Cash and due from banks	$26,008	$12,033
Investment securities held to maturity (approximate market value of $146,503 in 2005 and $127,898 in 2004)	145,409	124,162
Investment securities available-for-sale	437,737	453,524
Total investment securities	583,146	577,686
Loans held for sale	260	—
Loans, net of unearned income	502,546	377,304
Less-allowance for loan losses	4,989	3,781
Net loans	497,817	373,523
Premises and equipment, net	18,354	17,622
Accrued interest receivable	5,874	4,533
Bank owned life insurance	18,400	17,848
Other assets	5,708	3,679
Goodwill and other intangible assets	17,448	2,091
Total assets	$1,172,755	$1,009,015

Liabilities
Deposits:
Non-interest-bearing	$138,360	$127,226
Interest-bearing:
Certificates of deposit $100,000 and over	118,235	163,810
Interest-bearing transaction demand, savings and time deposits $100,000 and less	424,683	411,236
Total deposits	681,278	702,272
Short-term borrowings	202,542	101,357
Long-term borrowings	167,959	115,000
Subordinated debentures	15,465	15,465
Accounts payable and accrued liabilities	5,443	6,278
Total liabilities	1,072,687	940,372
Commitments and contingencies

Stockholders’ Equity
Preferred Stock, no par value: Authorized 5,000,000 shares; none issued	0	0
Common Stock, no par value: Authorized 20,000,000 shares; issued 14,467,962 and 11,475,446 shares in 2005 and 2004, respectively	65,592	30,441
Additional paid-in capital	3,782	4,477
Retained earnings	37,741	36,973
Treasury stock at cost (1,039,334 and 1,056,972 shares in 2005 and 2004, respectively)	(3,712)	(3,775)
Accumulated other comprehensive (loss)/income	(3,335)	527
Total stockholders’ equity	100,068	68,643
Total liabilities and stockholders’ equity	$1,172,755	$1,009,015

All per common share amounts have been adjusted retroactively for common stock splits and common stock dividends impacting the periods presented.

See accompanying notes to consolidated financial statements.

CENTER BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(unaudited)
	(in thousands, except per share data)
Interest income:
Interest and fees on loans	$7,044	$4,705	$18,005	$13,571
Interest and dividends on investment securities:
Taxable interest income	4,824	4,167	14,247	12,267
Non-taxable interest income	989	925	2,954	2,658
Dividends	717	324	1,632	927
Interest on Federal funds sold and securities purchased under agreement to resell	0	0	29	0
Total interest income	13,574	10,121	36,867	29,423
Interest expense:
Interest on certificates of deposit $100,000 and over	820	345	2,806	538
Interest on other deposits	2,105	1,490	5,561	4,692
Interest on borrowings	3,494	1,696	8,081	4,721
Total interest expense	6,419	3,531	16,448	9,951
Net interest income	7,155	6,590	20,419	19,472
Provision for loan losses	0	205	0	615
Net interest income after provision for loan losses	7,155	6,385	20,419	18,857
Other income:
Service charges, commissions and fees	501	513	1,471	1,471
Other income	235	133	490	344
Annuity & insurance	49	5	163	25
Bank owned life insurance	185	188	552	546
Gain on securities sold	326	0	362	157
Total other income	1,296	839	3,038	2,543
Other expense:
Salaries and employee benefits	3,168	2,685	9,049	7,963
Occupancy, net	575	455	1,587	1,477
Premises and equipment	499	457	1,440	1,377
Stationery and printing	156	127	458	423
Marketing and advertising	183	112	515	408
Other	1,356	914	3,650	2,997
Total other expense	5,937	4,750	16,699	14,645
Income before income tax expense	2,514	2,474	6,758	6,755
Income tax expense	478	457	1,044	1,232
Net income	$2,036	$2,017	$5,714	$5,523
Earnings per share:
Basic	$.15	$.21	$.49	$.59
Diluted	$.15	$.21	$.49	$.58
Weighted average common shares outstanding:
Basic	13,427,251	9,485,531	11,607,358	9,435,458
Diluted	13,472,086	9,529,997	11,651,521	9,497,921

All per common share amounts have been adjusted retroactively for common stock splits and common stock dividends impacting the periods presented.

See accompanying notes to consolidated financial statements.

CENTER BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock Amount	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Restricted Stock	Accumulated Other Compre- hensive Income	Total Stock- holders’ Equity
	(in thousands, except share data)
Balance, December 31, 2003	$19,405	$4,677	$33,268	$(3,978)	$(14)	$822	$54,180
Cash dividend	—	—	(2,346)	—	—	—	(2,346)
Issuance of common stock	397	—	—	—	—	—	397
Private Placement:
Issuance discount	—	—	(545)	—	—	—	(545)
Issuance cost	—	(542)	—	—	—	—	(542)
Issuance of common stock	10,524	—	—	—	—	—	10,524
Exercise of stock option	—	389	—	195	—	—	584
Restricted stock award	—	—	—	—	14	—	14
Net income	—	—	5,523	—	—	—	5,523
Additional minimum pension liability, net of tax	—	—	—	—	—	(14)	—
Unrealized holding loss on securities arising during the period (net of tax benefit of $86)	—	—	—	—	—	(166)	—
Less reclassification adjustment for gains included in net income (net of tax of $53)	—	—	—	—	—	104	—
Net unrealized holding loss on securities arising during the period (net of tax of $33)	—	—	—	—	—	(76)	(76)
Total comprehensive income	—	—	—	—	—	—	5,447
Balance, September 30, 2004	$30,326	$4,524	$35,900	$(3,783)	$0	$746	$67,713

Balance, December 31, 2004	$30,441	$4,477	$36,973	$(3,775)	$0	$527	$68,643
Cash dividend	—	—	(3,309)	—	—	—	(3,309)
Issuance of common stock	21,874	(925)	(1,637)	—	—	—	19,312
Common Stock issued Red Oak Acquisition	13,277	—	—	—	—	—	13,277
Exercise of stock option	—	155	—	32	—	—	187
Restricted stock award	—	75	—	31	—	—	106
Net income	—	—	5,714	—	—	—	5,714
Unrealized holding losses on securities arising during the period (net of tax of $2,113)	—	—	—	—	—	(4,101)	—
Less reclassification adjustment for gains included in net income (net of tax of $123)	—	—	—	—	—	239	—
Net unrealized holding losses on securities arising during the period (net of tax of $1,990)	—	—	—	—	—	(3,862)	(3,862)
Total comprehensive income	—	—	—	—	—	—	1,852
Balance, September 30, 2005	$65,592	$3,782	$37,741	$(3,712)	$0	$(3,335)	$100,068

See accompanying notes to consolidated financial statements.

CENTER BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
	2005	2004
	(unaudited)
	(dollars in thousands)
Cash Flows from Operating Activities:
Net income	$5,714	$5,523
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and amortization	1,348	1,140
Provision for loan losses	0	615
Gains on sale of investment securities available-for-sale	(362)	(157)
Increase in accrued interest receivable	(1,341)	(458)
Decrease/(increase) in other assets	1,258	(1,348)
(Decrease)/increase in other liabilities	(1,570)	1,944
Increase in cash surrender value of bank owned life insurance	(552)	(546)
Amortization of premium and accretion of discount on investment securities, net	348	655
Net cash provided by operating activities	4,843	7,368
Cash Flows from Investing Activities:
Proceeds from maturities and paydown of securities AFS	242,243	66,491
Proceeds from maturities of investment securities held to maturity	24,279	30,029
Purchase of FHLB and FRB Stock, net	(3,159)	(670)
Proceeds from sales of investment securities available-for-sale	59,427	34,501
Purchase of securities available-for-sale	(287,285)	(101,540)
Purchase of securities held to maturity	(40,901)	(3,218)
Net increase in loans	(34,669)	(29,545)
Cash and cash equivalents acquired from Red Oak Bank	2,433	0
Cash consideration paid to acquire Red Oak Bank	(13,279)	0
Property and equipment expenditures, net	(1,532)	(2,463)
Purchase of bank owned life insurance	0	(2,500)
Net cash used in investing activities	(52,443)	(8,915)
Cash Flows from Financing Activities:
Net decrease in deposits	(91,669)	(23,972)
Net increase in short term borrowings	92,685	32,636
Proceeds from FHLB advances	192,439	35,000
Payments on FHLB advances	(148,070)	(50,000)
Dividends paid	(3,309)	(2,346)
Proceeds from issuance of common stock	19,312	10,393
Exercise of stock options	187	584
Net cash provided by financing activities	61,575	2,295
Net increase in cash and cash equivalents	13,975	748
Cash and cash equivalents at beginning of year	12,033	16,509
Cash and cash equivalents at end of year	$26,008	$17,257
Supplemental Disclosures of Cash Flow Information:
Interest paid on deposits and short-term borrowings	$16,320	$9,801
Income taxes	$810	$1,297
Supplemental Disclosures of Cash Flow Information: at Date of Acquisition
Non cash investing activities:	$5,404	0
Fair value of assets acquired	$113,669	0
Goodwill and core deposit intangible	$15,394	0
Liabilities assumed	$88,518	—
Common stock issued for the Red Oak Bank acquisition, net	$13,277	$0

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLDIATED FINANCIAL STATEMENTS

Note 1—Summary of Significant Accounting Policies

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

Business

The Corporation is a bank holding company whose principal activity is the ownership and management of Union Center National Bank (subsidiary). The Bank provides a full range of banking services to individual and corporate customers through fourteen branch locations in Union and Morris Counties, New Jersey. Additionally, the Bank originates residential mortgage loans for others and services such loans. The Bank is subject to competition from other financial institutions and the regulations of certain Federal and state agencies and undergoes periodic examinations by those regulatory authorities.

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

In the opinion of Management, all adjustments necessary for a fair presentation of the Corporation’s financial condition and results of operations for the interim periods have been made. Such adjustments are of a normal recurring nature. Certain reclassifications have been made for 2004 to conform to the classifications presented in 2005. Results for the period ended September 30, 2005 are not necessarily indicative of results for any other interim period or for the entire fiscal year. Reference is made to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004 for information regarding accounting principles.

Stock-Based Compensation

Stock options outstanding were 409,538 and 306,614 at September 30, 2005 and 2004, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted average assumptions used for grants in 2005 and 2004: dividend rate of 2.73%, expected volatility of 42.7% and 35%, risk-free interest rate of 3.90% and 4.08% and expected lives of 6 years. The Corporation did not grant any stock options to purchase shares during the third quarter of 2005. During the second quarter of 2005, options to purchase 56,266 shares of Red Oak Bank common stock were converted into options to purchase 54,514 shares of Center Bancorp common stock pursuant to the acquisition of Red Oak Bank in May 2005. The options issued in the Red Oak Bank acquisition are fully vested.

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, “Share-Based Payment” (“SFAS No. 123 R”), which was to be effective for interim periods beginning  after June 15, 2005. On April 14, 2005, the effective date was amended. SFAS No. 123 R will now be effective for annual periods beginning after June 15, 2005. SFAS No. 123 R requires entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). The cost is recognized as an expense over the period during which the employee is required to provide service in exchange for the award, which is usually the vesting period. As a result of SFAS No. 123 R, the Company will recognize the grant-date fair value of options as compensation expense on a straight-line basis over the applicable vesting period. This accounting treatment differs significantly from the previous accounting for fixed stock options under APB Opinion No. 25, which generally required expense recognition only when the exercise price of the option was less than the market price of the underlying stock n the grant date. As required by SFAS No. 123 R, the Company will estimate the fair value of stock options on each grant date, using an appropriate valuation model such as the Black-Scholes option pricing model. The Corporation does not expect the initial adoption of SFAS No. 123 R to have a material effect on the company’s consolidated financial position or result of operations.

The following table illustrates the effect on net income and earnings per share if the Corporation had applied the fair value recognition provisions of SFAS No. 123 R to its stock option plans.

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
	(in thousands, except per share amounts)
Net income, as reported	$2,036	$2,017	$5,714	$5,523
Add: compensation expense recognized for restricted stock
award, net of related tax effect	0	0	69	9
Deduct: Stock-based employee compensation
expense determined under fair value based method
all awards, net of related tax effects	25	27	312	73
Pro forma net income	$2,011	$1,990	$5,471	$5,459
Earnings per share:
Basic – as reported	$0.15	$0.21	$0.49	$0.59
Basic – pro forma	$0.15	$0.21	$0.47	$0.58
Diluted – as reported	$0.15	$0.21	$0.49	$0.58
Diluted – pro forma	$0.15	$0.21	$0.47	$0.57

All common stock and per share amounts have been restated to reflect the 5% common stock dividend declared April 19, 2005, to common stockholders of record May 31, 2005 and paid on June 15, 2005.

Note 2—Acquisitions

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

Pursuant to the terms of the Agreement and Plan of Merger, 50% of Red Oak Bank’s common stock was converted into Center Bancorp, Inc. common stock at an exchange rate of .9227 Center shares per each Red Oak Bank share and 50% was converted into $12.06 in cash for each Red Oak Bank share. The aggregate consideration paid in the merger consisted of $13.3 million in cash and 1,015,816 shares of the Corporation’s common stock, based on an exchange rate of $13.07 per share pursuant to the merger agreement. The cash portion of the merger consideration was funded through the sale of securities available for sale and cash from continuing operations. The Corporation additionally converted remaining stock options covering 56,266 shares of Red Oak Bank common stock outstanding at the time of the merger and were exchanged for options covering 54,514 shares of Center Bancorp, Inc. common stock.

As a result of the Red Oak Bank acquisition, the Corporation acquired assets having a fair value of $115.4 million, including $89.6 million of net loans, $5.4 million of investment securities and $2.4 million of cash and cash equivalents, and assumed $70.7 million of deposits, $17.1 million of borrowings, and $754,722 of other liabilities.

The acquisition was accounted for as a purchase and the excess cost over the fair value of net assets acquired (“goodwill”) in the transaction was $14.7 million. Under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, goodwill is not being amortized in connection with this transaction and the goodwill will not be deductible for income tax purposes. The Corporation also recorded a core deposit intangible of $702,617 in connection with the acquisition, which is being amortized on a 10-year sum of the digits method. The amortization of premiums and discounts resulting from the fair value adjustments of assets and liabilities were not significant for the three and nine months ended September 30, 2005. The results of operations for the first nine months of 2005 include Red Oak’s results of operations from May 20, 2005 forward.

The following table presents data with respect to the fair values of assets and liabilities acquired in the Red Oak Bank acquisition (in thousands):

At May 20, 2005

Assets
Cash and due from banks	$2,433
Securities	5,404
Loans, net	89,626
Fixed assets	476
Other assets	1,918
Core deposit intangible	703
Goodwill	14,691
Total assets	115,251

Liabilities
Deposits	70,674
Borrowings	17,090
Other liabilities	735
Total liabilities	88,500
Net assets acquired	$26,751

The net deferred tax liability resulting from adjustments of net assets acquired, including the creation of the core deposit intangible amounted to $524,740. Transaction and acquisition costs have been determined in accordance with EITF 95-3. Estimated costs in connection with the acquisition and included as a component of goodwill amounted to $578,788, all of which were paid as of September 30, 2005.

Note 3—Recent Accounting Pronouncements

Emerging Issues Task Force (EITF) Issue 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF 03-1 provides guidance for determining when an investment is considered impaired, whether impairment is other-than-temporary, and measurement of an impairment loss. An investment is considered impaired if the fair value of the investment is less than its cost. Generally, an impairment is considered other-than-temporary unless: (i) the investor has the ability and intent to hold an investment for a reasonable period of time sufficient for an anticipated recovery of fair value up to (or beyond) the cost of the investment; and (ii) evidence indicating that the cost of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary. If impairment is determined to be other-than-temporary, then an impairment loss should be recognized equal to the difference between the investment’s cost and its fair value. Certain disclosure requirements of EITF 03-1 were adopted in 2003 and the Company began presenting the new disclosure requirements in its consolidated financial statements for the year ended December 31, 2003. The recognition and measurement provisions were initially effective for other-than-temporary impairment evaluations in reporting periods beginning after June 15, 2004. However, in September 2004, the effective date of these provisions was delayed until the finalization of a FASB Staff Position (FSP) to provide additional implementation guidance.

In June, the FASB decided not to provide additional guidance on the meaning of other-than-temporary impairment, but directed its staff to issue proposed FSP EITF 03-1-a, “Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1,” as final. The final FSP will supersede EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” and EITF Topic No. D-44, “Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value.” The final FSP (retitled FSP FAS 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”) will replace the guidance set forth in paragraphs 10-18 of Issue 03-1 with references to existing other-than-temporary impairment guidance, such as FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, SEC Staff Accounting Bulletin No. 59, “Accounting for Noncurrent Marketable Equity Securities”, and APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” FASB Staff Position No. FAS 115-1 and FAS 124-1. “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (the “FSP”), was issued on November 3, 2005 and addresses the determination of when an investment is considered impaired; whether the impairment is other than temporary; and how to measure an impairment loss. The FSP also addresses accounting considerations subsequent to the recognition of an other-than-temporary impairment on a debt security, and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The FSP replaces the impairment guidance in EITF Issue No. 03-1 with references to existing authoritative literature concerning other-than-temporary determinations (principally Statement of Financial Accounting Standards No. 115 and SEC Staff Accounting Bulletin 59). Under the FSP, impairment losses must be recognized in earnings equal to the entire difference between the security’s cost and its fair value at the financial statement date, without considering partial recoveries subsequent to that date. The FSP also requires that an investor recognize an other-than-temporary impairment loss when a decision to sell a security has been made and the investor does not expect the fair value of the security to fully recover prior to the expected time of sale. The FSP is effective for reporting periods beginning after December 15, 2005. The Corporation does not expect that the application of the FSP will have a material impact on its financial condition, results of operations or financial statement disclosures.

SFAS No. 154

In May 2005 the FASB issued Statement of Financial Accounting Standards (SFAS) No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS 154 requires retrospective application to prior periods’ financial statements for changes in accounting principle, unless it is impracticable to determine either the period specific effects or the cumulative effect of the change. SFAS 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in nondiscretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued. The Company is required to adopt the provisions of SFAS 154, as applicable, beginning in fiscal 2006. The Company does not expect the impact of SFAS 154 will be material to its consolidated financial position, results of operations and cash flows.

Note 4—Comprehensive Income

Total comprehensive income includes all changes in equity during a period from transactions and other events and circumstances from non-owner sources. The Bank’s other comprehensive income is comprised of unrealized holding gains and losses on securities available-for-sale.

The following table outlines the Corporation’s disclosure of comprehensive income for the three and nine months ended September 30, 2005 and 2004.

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
	(dollars in thousands)
Net income	$2,036	$2,017	$5,714	$5,523
Other comprehensive income
Additional minimum pension liability	0	14	0	(14)
Unrealized holding gains (losses) arising during the period, net of taxes	(2,507)	5,413	(4,101)	(66)
Less reclassification adjustment for gains included in net income, net of taxes	215	1	239	104
Other total comprehensive income (loss)	(2,292)	5,428	(3,862)	(76)
Total comprehensive income (loss)	$(256)	$7,445	$1,852	$5,447

Note 5—Earnings per Share Reconcilement

Basic Earnings per Share (EPS) is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding. Diluted EPS includes any additional common shares as if all potentially dilutive common shares were issued (e.g., stock options). The Corporation’s weighted average common shares outstanding for diluted EPS include the effect of stock options outstanding using the Treasury Stock Method, which are not included in the calculation of basic EPS. The Corporation’s only outstanding “common share equivalents” are options to purchase its common stock.

All weighted average, actual shares and per share information has been adjusted retroactively for the effects of stock dividends. The following schedule shows the computation of the Corporation’s earnings per share for the periods presented:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
	(in thousands, except per share amounts)
Net income	$2,036	$2,017	$5,714	$5,523
Average number of common shares outstanding	13,427	9,486	11,607	9,435
Effect of dilutive options	45	44	45	62
Effect of restricted stock awards	0	0	0	1
Average number of common shares outstanding used to calculate diluted earnings per common share	13,472	9,530	11,652	9,498
Net income per share
Basic	$.15	$.21	$0.49	$0.59
Diluted	$.15	$.21	$0.49	$0.58

Note 6—Components of Net Periodic Benefit Cost

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended September 30,		Three Months Ended September 30,
	2005	2004	2005	2004
	(dollars in thousands)
Service cost	$187	$165	$12	$11
Interest cost	131	124	18	16
Expected return on plan assets	(133)	(111)	0	0
Amortization of prior service cost	1	1	3	3
Amortization of the net loss	6	11	13	10
Net periodic benefit cost	$192	$190	$46	$40

	Pension Benefits		Other Postretirement Benefits
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(dollars in thousands)
Service cost	$561	$496	$36	$32
Interest cost	394	371	55	50
Expected return on plan assets	(400)	(332)	0	0
Amortization of prior service cost	3	3	8	8
Amortization of the net loss	17	33	40	29
Net periodic benefit cost	$575	$571	$139	$119

Contributions

The Corporation previously disclosed in its financial statements for the year ended December 31, 2004, that it expected to contribute $700,000 to its pension plans in 2005. As of September 30, 2005, the Corporation has contributed $525,000 to its pension plans. The Corporation presently does not anticipate increasing its total contributions for the year to fund its pension plan obligations in 2005.

Note 7—Variable Interest Entities

During 2001 and 2003, the Corporation issued $10.3 million and $5.2 million, respectively, of subordinated debentures and formed statutory business trusts, which exist for the exclusive purpose of (i) issuing trust securities representing undivided beneficial interests in the assets of the trusts; (ii) investing the gross proceeds of the trust securities in junior subordinated deferrable interest debentures (subordinated debentures) of the Corporation; and (iii) engaging in only those activities necessary or incidental thereto. These subordinated debentures and the related income effects are not eliminated in the consolidated financial statements as the statutory business trusts are not consolidated in accordance with FASB interpretation No. 46 “Consolidation of Variable Interest Entities.” Distributions on the subordinated debentures owned by the subsidiary trusts below have been classified as interest expense in the Consolidated Statement of Income.

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

As of September 30, 2005, assuming the Corporation was not allowed to include the $15.5 million in subordinated debentures as Tier 1 capital, the Corporation’s Tier 1 capital ratio and total risk based capital ratio would have been 12.41% and 13.13%, respectively.

To the extent that the statutory business trusts have funds available to make payments, the Corporation (as guarantor) continues to unconditionally guarantee payment of required distributions on the capital securities, the redemption price when a capital security is redeemed and the amounts due if a trust is liquidated or terminated.

During the first nine months of 2005, the statutory business trusts did not repurchase any capital securities or related debentures.

Item 2. Management’s Discussion & Analysis of Financial Condition and Results of Operations

Cautionary Statement Concerning Forward-Looking Statements

This report includes forward-looking statements within the meaning of Sections 27A of the Securities Act of 1933, as amended, and 21E of the Securities Exchange Act of 1934, as amended, with respect to the financial condition, results of operations, plans, objectives, future performance and business of Center Bancorp, including statements preceded by, followed by or that include words or phrases such as “believes,” “expects,” “anticipates,” “plans,” “trend,” “objective,” “continue,” “remain,” “pattern” or similar expressions or future or conditional verbs such as “will,” “would,” “should,” “could,” “might,” “can,” “may” or similar expressions. Such forward-looking statements involve inherent risks and uncertainties. There are a number of important factors that could cause actual results to differ materially from historical performance and from these forward-looking statements. Factors that might cause such a difference include, but are not limited to: (1) competitive pressures among depository institutions may increase significantly; (2) the interest rate environment may change; (3) prepayment speeds, loan origination and sale volumes, charge-offs and loan loss provisions may reduce interest margins; (4) general economic conditions may be less favorable than expected; (5) political developments, wars, terrorism or other hostilities may disrupt or increase volatility in securities markets or other economic conditions; (6) legislative or regulatory changes or actions may adversely affect the businesses in which Center Bancorp is engaged; (7) changes and trends in the securities markets may affect the Corporation’s common stock; (8) a delayed or incomplete resolution of regulatory issues may negatively impact the services provided by the Union Center Nation Bank, the banking subsidiary of Center Bancorp (the “Bank”); (9) the developments discussed above may have a material adverse effect on the Corporation’s business generation and retention, funding and liquidity; and (10) the outcome of regulatory and legal investigations and proceedings cannot always be predicted accurately. Further information on other factors that could affect the financial results of Center Bancorp are included in Center Bancorp’s filings with the Securities and Exchange Commission. These documents are available free of charge at the Commission’s website at http://www.sec.gov and/or from Center Bancorp. The Corporation assumes no obligation for updating any such forward-looking statement at any time.

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

Earnings Analysis

Net income for the three months ended September 30, 2005 amounted to $2,036,000 compared to $2,017,000 earned for the comparable three-month period ended September 30, 2004. On a fully diluted per share basis, earnings decreased to $.15 per share as compared with $.21 per share for the three months ended September 30, 2004. The decline in the Corporation’s earnings per share resulted from more shares being outstanding due to the acquisition of Red Oak Bank and issuance of common shares in private placements on September 29, 2004 and on June 30, 2005. All common stock per share amounts have been restated to reflect all previously declared and paid common stock splits and common stock dividends. The annualized return on average assets decreased 16 basis points to .70 percent compared with .86 percent for the comparable three month period in 2004. The annualized return on average stockholders’ equity was 8.08 percent for the three-month period ended September 30, 2005 as compared to 14.88 percent for the three months ended September 30, 2004. Earnings performance for the third quarter of 2005 primarily reflects a higher level of net interest income and non-interest income with no provision for loan losses, offset in part by increased non-interest expense.

Net income for the nine months ended September 30, 2005 amounted to $5,714,000 compared to $5,523,000 earned for the comparable nine-month period ended September 30, 2004. On a fully diluted per share basis, earnings decreased to $.49 per share as compared with $.58 per share for the nine months ended September 30, 2004. The decline in the Corporation’s earnings per share resulted from more shares being outstanding due to the acquisition of Red Oak Bank and issuance of common shares in private placements on September 29, 2004 and June 30, 2005. The annualized return on average assets decreased to .70 percent compared with .80 percent for the comparable nine-month period in 2004. The annualized return on average stockholders’ equity was 9.37 percent for the nine-month period ended September 30, 2005 as compared to 13.52 percent for the nine months ended September 30, 2004. Earnings performance for the first nine months of 2005 primarily reflects a higher level of net interest income and non-interest income, with no provision for loan losses, and a reduction in the effective tax rate, offset in part by increased non-interest expense.

Net Interest Income/Margin

Net interest income is the difference between the interest earned on the portfolio of earning-assets (principally loans and investments) and the interest paid for deposits and short-term borrowings, which support these assets. Net interest income is presented below first on a fully tax-equivalent basis by adjusting tax-exempt income (primarily interest earned on various obligations of state and political subdivisions) by the amount of income tax which would have been paid had the assets been invested in taxable issues and then in accordance with the Corporation’s consolidated financial statements. The net interest income data presented in this financial review differ from the Corporation’s net interest income components of the consolidated financial statements presented elsewhere in this report. Financial institutions typically analyze earnings performance on a tax-equivalent basis, which require the presentation of tax-equivalent data and in order to assist financial statement readers in comparing data from period to period.

	Three Months Ended September 30,			Nine Months Ended September 30,
Net Interest Income	2005 Amount	2004 Amount	Percent Change	2005 Amount	2004 Amount	Percent Change
	(dollars in thousands)
Interest income:
Investments	$7,185	$5,893	21.92	$20,707	$17,221	20.24
Loans, including fees	7,044	4,705	49.69	18,005	13,571	32.67
Federal funds sold and securities purchased under agreement to resell	0	0	0.00	29	0	100.00
Total interest income	14,228	10,598	34.25	38,740	30,792	25.82
Interest expense:
Certificates of $100,000 or more	820	345	137.68	2,806	538	421.56
Deposits	2,105	1,490	41.28	5,561	4,692	18.52
Borrowings	3,494	1,696	106.01	8,081	4,721	71.17
Total interest expense	6,419	3,531	81.79	16,448	9,951	65.29
Net interest income on a fully tax-equivalent basis	7,810	7,067	10.51	22,293	20,841	6.97
Tax-equivalent adjustment	(655)	(477)	37.32	(1,874)	(1,369)	36.89
Net interest income*	$7,155	$6,590	8.57	$20,419	$19,472	4.86

——————

*

Before the provision for loan losses

NOTE:

The tax-equivalent adjustment was computed based on an assumed statutory Federal income tax rate of 34 percent. Adjustments were made for interest earned on securities of state and political subdivisions and other tax advantaged securities.

Net interest income on a fully tax-equivalent basis increased $743,000 or 10.5 percent to $7.8 million for the three months ended September 30, 2005, from $7.1 million for the comparable period in 2004. For the three months ended September 30, 2005, the net interest margin decreased 34 basis points to 2.89 percent from 3.23 percent due primarily to higher rates paid on interest-bearing liabilities. For the three months ended September 30, 2005, an increase in the average yield on interest-earning assets of 41 basis points was offset by an increase in the average cost of interest-bearing liabilities of 91 basis points, which reduced the Corporation’s net interest spread by 50 basis points.

Net interest income on a fully tax-equivalent basis increased $1,452,000 or 6.97 percent to $22.3 million for the nine-month period ended September 30, 2005, from $20.8 million for the comparable period in 2004. For the nine months ended September 30, 2005, the net interest margin decreased 29 basis points to 2.93 percent from 3.22 percent due primarily to higher rates paid on interest-bearing liabilities. For the nine months ended September 30, 2005, an increase in the average yield on interest-earning assets of 33 basis points was offset by an increase in the average cost of interest-bearing liabilities of 74 basis points, which reduced the Corporation’s net interest spread by 41 basis points.

For the three-month period ended September 30, 2005, interest income on a tax-equivalent basis increased by $3.6 million or 34.26 percent over the comparable three-month period in 2004. This increase reflects an increase in average earning assets and rates. The increase in earning assets for the three months ended September 30, 2005 included $93.1 million in average earning-assets acquired in the purchase of Red Oak Bank. The Corporation’s loan portfolio increased on average $127.5 million to $498.1 million from $370.6 million in the same quarter of 2004, primarily driven by growth in commercial and home equity loans and commercial and residential mortgages. The loan portfolio represented approximately 46.0 percent of the Corporation’s interest-earning assets (on average) during the third quarter of 2005 and 42.4 percent in the same quarter in 2004. Average investment volume increased during the period by $81.0 million compared to 2004. The growth in earning assets was funded primarily through increased levels of savings deposits and borrowings, the addition of Red Oak Bank and proceeds from the private placement completed on June 30, 2005.

For the nine-month period ended September 30, 2005, interest income on a tax-equivalent basis increased by $7.9 million or 25.82 percent over the comparable nine-month period in 2004. This increase primarily reflects an increase in the level and mix of average earning assets. The increase in earning assets for the nine months ended

September 30, 2005, included $46.1 million in average earning assets acquired in the purchase of Red Oak Bank. The Corporation’s loan portfolio increased on average $78.6 million to $438.6 million from $360.0 million in the same period in 2004, primarily driven by growth in commercial loans, home equity loans, and commercial and residential mortgages. The loan portfolio represented approximately 43.2 percent of the Corporation’s interest earning assets (on average) during the first nine months of 2005 and 41.7 percent in the same period in 2004. Average investment volume increased during the period by $72.6 million compared to 2004. The growth in earning assets was funded primarily through cash flow from the Corporation’s investment portfolio, the addition of Red Oak Bank and proceeds from the private placements completed on June 30, 2005 and on September 29, 2004.

The factors underlying the year to year and quarter-to-quarter changes in net interest income are reflected in the tables appearing on pages 17, 18, and 19, each of which has been presented on a tax-equivalent basis (assuming a 34 percent statatory federal income tax rate). The tables on pages 18 and 19 (Average Statements of Condition with Interest and Average Rates) shows the Corporation’s consolidated average balance of assets, liabilities, and stockholders’ equity, the amount of income produced from interest-earning assets and the amount of expense resulting from interest-bearing liabilities and the interest income as a percentage of average interest-earning assets, for the three and nine month periods ended September 30, 2005 and 2004. The table presented on page 17 (Analysis of Variance in Net Interest Income Due to Volume and Rates) quantifies the impact on net interest income resulting from changes in average balances and average rates over the periods presented; any change in interest income or expense attributable to both changes in volume and changes in rate has been allocated in proportion to the relationship of the absolute dollar amount of change in each category.

The Federal Reserve Open Market Committee increased interest rates eight times in the past year, for a total of 200 basis points from a 45-year low of 1.00 percent in June 2003. During the third quarter of 2005, the Federal Reserve Open Market Committee increased rates 50 basis points. The yield on interest-earning assets, during the third quarter, grew to 5.26 percent from 4.85 percent in 2004 (a change of 41 basis points); this change was offset by higher rates paid for interest-bearing liabilities coupled with a change in the mix of interest-bearing liabilities. The total cost of interest-bearing liabilities increased to 2.80 percent, a change of 91 basis points, for the three months ended September 30, 2005 from 1.89 percent for the three months ended September 30, 2004. For the three months ended September 30, 2005, the Corporation’s net interest spread on a tax-equivalent basis decreased to 2.46 percent from 2.96 percent for the three months ended September 30, 2004. The Corporation’s variable rate trust preferred borrowings were adversely impacted by the increase in interest rates for the three months ended September 30, 2005. Without the impact of the trust-preferred debt, the cost of funds would have been 2.72% compared to 1.83% for the comparable period of the prior year.

For the nine months ended September 30, 2005, the Corporation’s yield on interest-earning assets increased to 5.08 percent from 4.75 percent in the comparable period in 2004 (an increase of 33 basis points). This change was partially offset by a change in the mix of interest-bearing liabilities, principally a larger average component of short term borrowings included in the funding mix. The total cost of interest-bearing liabilities increased to 2.54 percent, a rise of 74 basis points, for the nine months ended September 30, 2005 from 1.80 percent for the nine months ended September 30, 2004. The Corporation’s variable rate trust preferred borrowings were adversely impacted by the increase in rates for the nine-month period ended September 30, 2005. The impact of the trust preferred debt, without the cost of funds would have been 2.47% compared to 1.74% for the prior year comparable period. The increase in the total cost of interest bearing liabilities was also impacted by an increase in rates paid on certain time, savings and money market interest-bearing liabilities.

The following table, “Analysis of Variance in Net Interest Income due to Volume and Rates”, analyzes net interest income by segregating the volume and rate components of various interest-earning assets and liabilities and the changes in the rates earned and paid by the Corporation.

Analysis of Variance in Net Interest Income Due to Volume and Rates

	Three Months Ended September 30, 2005/2004 Increase (Decrease) Due to Change in:			Nine Months Ended September 30, 2005/2004 Increase (Decrease) Due to Change in:
	Average Volume	Average Rate	Net Change	Average Volume	Average Rate	Net Change
	(tax-equivalent basis, dollars in thousands)

Interest-earning assets:
Investment securities:
Taxable	$252	$335	$587	$485	$1,075	$1,560
Non-taxable	815	(110)	705	2,329	(403)	1,926
Federal funds sold and securities purchased under agreement to resell	0	0	0	29	0	29
Loans, net of unearned discounts	1,758	581	2,339	3,149	1,285	4,434
Total interest-earning assets	2,826	805	3,631	5,992	1,957	7,949
Interest-bearing liabilities:
Money market deposits	30	313	343	(3)	780	777
Savings deposits	(50)	137	87	(217)	377	160
Time deposits	85	299	384	1,275	407	1,682
Other interest-bearing deposits	127	149	276	248	270	518
Short-term borrowings	831	866	1,697	958	2,181	3,139
Trust preferred	0	101	101	0	221	221
Total interest-bearing liabilities	1,023	1,865	2,888	2,261	4,236	6,497
Change in net interest income	$1,803	$(1,060)	$743	$3,733	$(2,281)	$1,452

The following table, “Average Balance Sheet with Interest and Average Rates”, presents for the nine months ended September 30, 2005 and 2004 the Corporation’s average assets, liabilities and stockholders’ equity. The Corporation’s net interest income, net interest spreads and net interest income as a percentage of interest-earning assets are also reflected.

Average Statements of Condition with Interest and Average Rates

	Nine Month Period Ended September 30,
	2005			2004
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
	(tax-equivalent basis, dollars in thousands)
Assets
Interest-earning assets:
Investment securities(1):
Taxable	$426,337	$14,754	4.61%	$411,559	$13,194	4.27%
Non-taxable	149,829	5,953	5.30%	91,973	4,027	5.84%
Loans, net of unearned income(2)	438,571	18,005	5.47%	360,002	13,571	5.03%
Federal funds sold and securities purchased under agreement to resell	1,459	29	2.65%	0	0	0.00%
Total interest-earning assets	1,016,196	38,741	5.08%	863,534	30,792	4.75%
Non-interest-earning assets:
Cash and due from banks	19,442			19,477
Bank owned life insurance	18,106			16,562
Other assets	38,281			27,785
Allowance for possible loan losses	(4,389)			(3,310)
Total non-interest-earning assets	71,440			60,514
Total assets	$1,087,636			$924,048
Liabilities and stockholders’ equity
Interest-bearing liabilities:
Money market deposits	$96,739	1,505	2.07%	$97,195	728	1.00%
Savings deposits	115,201	1,187	1.37%	141,663	1,027	0.97%
Time deposits	227,364	4,839	2.84%	165,898	3,157	2.54%
Other interest-bearing deposits	117,799	836	0.95%	73,856	318	0.57%
Short-term borrowings & FHLB Advances	291,966	7,325	3.35%	243,122	4,186	2.30%
Subordinated debentures	15,465	756	6.54%	15,465	535	4.61%
Total interest-bearing liabilities	864,534	16,448	2.54%	737,199	9,951	1.80%
Non-interest-bearing liabilities:
Demand deposits	133,565			126,056
Other non-interest-bearing deposits	3,021			906
Other liabilities	5,260			5,407
Total non-interest-bearing liabilities	141,846			132,369
Stockholders’ equity	81,256			54,480
Total liabilities and stockholders’ equity	$1,087,636			$924,048
Net interest income (tax-equivalent basis)		$22,293			$20,841
Net interest spread			2.54%			2.95%
Net interest income as percent of earning-assets (net interest margin)			2.93%			3.22%
Tax-equivalent adjustment(3)		(1,874)			(1,369)
Net interest income		$20,419			$19,472

——————

(1)

Average balances for available-for-sale securities are based on amortized cost.

(2)

Average balances for loans include loans on non-accrual status.

(3)

The tax-equivalent adjustment was computed based on a statutory Federal income tax rate of 34 percent.

The following table, “Average Balance Sheet with Interest and Average Rates”, presents for the three months ended September 30, 2005 and 2004 the Corporation’s average assets, liabilities and stockholders’ equity. The Corporation’s net interest income, net interest spreads and net interest income as a percentage of interest-earning assets are also reflected.

Average Statements of Condition with Interest and Average Rates

	Three Month Period Ended September 30,
	2005			2004
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
	(tax-equivalent basis, dollars in thousands)
Assets
Interest-earning assets:
Investment securities(1):
Taxable	$431,669	$5,078	4.71%	409,360	$4,491	4.39%
Non-taxable	153,023	2,108	5.51%	94,303	1,402	5.95%
Loans, net of unearned income(2)	498,142	7,043	5.66%	370,562	4,705	5.08%
Federal funds sold and securities purchased under agreement to resell	0	0	0.00%	0	0	0.00%
Total interest-earning assets	1,082,834	14,229	5.26%	874,225	10,598	4.85%
Non-interest-earning assets
Cash and due from banks	18,657			18,759
BOLI	18,291			17,551
Other assets	47,606			28,584
Allowance for possible loan losses	(4,992)			(3,519)
Total non-interest-earning assets	79,562			61,375
Total assets	$1,162,396			$935,600
Liabilities and stockholders’ equity
Interest-bearing liabilities:
Money market deposits	$99,319	573	2.31%	$88,863	230	1.04%
Savings deposits	118,745	422	1.42%	137,358	335	0.98%
Time deposits	201,964	1,528	3.03%	188,675	1,144	2.43%
Other interest-bearing deposits	126,663	402	1.27%	73,508	126	0.69%
Short-term borrowings & FHLB Advances	354,763	3,200	3.61%	244,704	1,503	2.46%
Subordinated debentures	15,465	294	7.54%	15,465	193	4.95%
Total interest-bearing liabilities	916,919	6,419	2.80%	748,573	3,531	1.89%
Non-interest-bearing liabilities:
Demand deposits	135,111			127,616
Other non-interest-bearing deposits	3,934			285
Other liabilities	5,683			4,915
Total non-interest-bearing liabilities	144,728			132,816
Stockholders’ equity	100,749			54,211
Total liabilities and stockholders’ equity	$1,162,396			$935,600
Net interest income (tax-equivalent basis)		$7,810			$7,067
Net Interest spread			2.46%			2.96%
Net interest income as percent of earning-assets (net interest margin)			2.89%			3.23%
Tax-equivalent adjustment(3)		(655)			(477)
Net interest income		$7,155			$6,590

——————

(1)

Average balances for available-for-sale securities are based on amortized cost.

(2)

Average balances for loans include loans on non-accrual status.

(3)

The tax-equivalent adjustment was computed based on a statutory Federal income tax rate of 34 percent.

Analysis of Financial Condition

The Corporation’s total assets increased by $163.7 million or 16.2% from $1.009 billion at December 31, 2004, to $1.173 billion at September 30, 2005. The total includes assets with a fair value of $115.4 million acquired from the Red Oak Bank acquisition which closed on May 20, 2005. Total deposits decreased from $702.3 million on December 31, 2004 to $681.3 million on September 30, 2005, a decrease of $21.0 million or 3.0%. Total deposits included $70.7 million from the Red Oak acquisition.

Investments

For the three months ended September 30, 2005, the average volume of investment securities increased to $584.7 million, or 54.0 percent of average earning-assets, an increase of $81.0 million on average as compared to the same period in 2004. The tax-equivalent yield on investments increased by 24 basis points to 4.92 percent from a yield of 4.68 percent during the three-month period ended September 30, 2004. The 24 basis points improvement in yield on the portfolio was attributable to the reinvestment of investment cash flow coupled with increased average volumes at higher rates as compared with the comparable period in 2004. A higher interest rate environment in 2005, coupled with a change in mix in the portfolio to higher yielding tax-free securities, favorably impacted the change in portfolio yield. The cash flow from the sale of investment securities was invested back into the portfolio, which benefited from the positive changes in rates. The volume related figures during the three-month period ended September 30, 2005, contributed an increase in revenue of $1,067,000 while rate related changes amounted to an increase of $225,000. At September 30, 2005, the principal components of the investment portfolio are U.S. Government Federal Agency callable and non-callable securities, including agency issued collateralized mortgage obligations, corporate securities and municipal securities. The growth in the average size of the investment portfolio for the three months ended September 30, 2005 reflected the increase in the Corporation’s funding sources to support the growth.

For the nine months ended September 30, 2005, the average volume of investment securities amounted to $576.2 million, or 56.7 percent of average earning assets, an increase of $72.6 million on average as compared to the same period in 2004. The tax-equivalent yield on investments increased by 23 basis points to 4.79 percent from a yield of 4.56 percent during the nine-month period ended September 30, 2004. The 23 basis points improvement in yield on the portfolio was attributable to the reinvestment of investment cash flow coupled with increased average volumes at higher rates as compared with the comparable period in 2004. A higher interest rate environment in 2005, coupled with a change in mix in the portfolio to higher yielding tax-free securities, favorably impacted the change in portfolio yield. The cash flow from the sale of investment securities was invested back into the portfolio, which benefited from the positive changes in rates. The volume related figures during the nine-month period ended September 30, 2005 contributed an increase in revenue of $2,814,000, while rate related changes amounted to an increase in revenue of $672,000. The growth in the average size of the investment portfolio for the nine months ended September 30, 2005 reflected the increase in the Corporation’s funding sources to support the growth.

Securities available-for-sale are a part of the Corporation’s interest rate risk management strategy and may be sold in response to changes in interest rates, changes in prepayment risk, liquidity management and other factors. For the three-month period ended September 30, 2005, the Corporation sold from its available-for-sale portfolio securities totaling approximately $10.9 million which resulted in a net gain of approximately $326,000.

At September 30, 2005 the net unrealized gain/loss carried as a component of other comprehensive income and included in stockholders’ equity net of tax amounted to a net unrealized loss of $3.335 million as compared to an unrealized gain of $527,000 at December 31, 2004 and an unrealized gain of $746,000 at September 30, 2004. The current unrealized loss resulted from an increase in interest rates promulgated by the Federal Open Market Committee’s actions to continue to raise the Federal Funds rate and the resultant shift in the yield curve.

Loans

Loan growth during the nine months ended September 30, 2005 includes the loans acquired from Red Oak Bank. The Red Oak acquisition contributed $36.4 million in commercial loans, $7.8 million in commercial and residential construction loans, $32.4 million in consumer and home equity loans and $13.0 million in residential mortgage loans. Total loans without the impact of the Red Oak acquisition increased $34.7 million or 9.3% from December 31, 2004 to September 30, 2005. Growth for the period occurred primarily in the commercial and commercial real estate sectors of the portfolio and to a lesser extent in the consumer home equity portfolio. The increased portfolio resulted from the Corporation’s business development efforts and has been enhanced in recent years by the Corporation’s expanded branch network. The increase in loan portfolio yields for the three month period was the result of a more favorable interest rate environment as compared with the comparable period in 2004, offset in part by a competitive rate pricing structure maintained by the Corporation to attract new loans and further by the heightened competition for lending relationships that exists in the Corporation’s market. The Corporation’s desire to grow this segment of the earning-asset mix is reflected in its current business development plan and marketing plans, as well as its short-term strategic plan.

For the three months ended September 30, 2005, average loan volume, inclusive of the average volume acquired from Red Oak, increased $127.6 million or 34.43 percent, while the portfolio yield increased by 58 basis points as compared with the same period in 2004. The volume related factors during the period contributed revenue of $1,758,000 and rate related changes amounted to an improvement in revenue of $581,000. Total average loan volume increased to $498.1 million with a yield of 5.66 percent, as compared to $370.6 million with a yield of 5.08 percent for the three months ended September 30, 2004. The increased portfolio yield was a result of increased volume and a more favorable interest rate environment during the third quarter of 2005, compared with the similar quarter of 2004.

For the nine months ended September 30, 2005, average loan volume, inclusive of the average volume acquired from Red Oak, increased $78.6 million or 21.83 percent, while portfolio yield increased by 44 basis points as compared with the same period in 2004. The volume related factors during the period contributed revenue of $3,149,000 and rate related changes amounted to an improvement in revenue of $1,285,000. Total average loan volume increased to $438.6 million with a yield of 5.47 percent, as compared to $360.0 million with a yield of 5.03 percent for the nine months ended September 30, 2004. The increased portfolio yield was a result of increased volume and a more favorable interest rate environment during the first nine months of 2005, compared with the similar period of 2004.

Allowance for Loan Losses and Related Provisions

The purpose of the allowance for loan losses is to absorb the impact of losses inherent in the loan portfolio. Additions to the allowance are made through provisions charged against current operations and through recoveries made on loans previously charged-off. The allowance for loan losses is maintained at an amount considered adequate by management to provide for potential credit losses inherent in the loan portfolio based upon a periodic evaluation of the risk characteristics of the loan portfolio. The amount of the loan loss provision and the level of the allowance for loan losses are critical accounting policies of the Corporation. In establishing an appropriate allowance, an assessment of the individual borrowers, a determination of the value of the underlying collateral, a review of historical loss experience, a review of peer group loss experience and an analysis of the levels and trends of loan categories, delinquencies, and problem loans are considered. Such factors as the level and trend of interest rates and current economic conditions are also reviewed. At September 30, 2005, the allowance amounted to $4,989,000 as compared to $3,781,000 at December 31, 2004, and $3,644,000 at September 30, 2004. The Corporation did not add any provision to the allowance for loan losses during the three-month period ended September 30, 2005 compared to $205,000 in provisions added during the three-month period ended September 30, 2004. The Corporation did, however, add $1,210,000 in existing loan loss reserves as a result of the purchase of Red Oak Bank in May 2005. The level of the allowance during the respective three-month periods of 2005 and 2004 reflects the credit quality within the loan portfolio, the loan volume recorded during the periods and the Corporation’s focus on the changing composition of the commercial and residential real estate loan portfolios.

At September 30, 2005, the allowance for loan losses amounted to 0.99 percent of total loans, as compared with 1.00 percent at December 31, 2004 and 0.96 percent at September 30, 2004. In management’s view, the level of the allowance as of September 30, 2005 is adequate to cover the risk of loss inherent in the loan portfolio. The Corporation’s statements herein regarding the adequacy of the allowance for loan losses constitute “Forward-Looking Statement’s” under the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from management’s analysis, based principally upon factors considered by management in establishing the allowance.

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

During the three-month and nine-month periods ended September 30, 2005 and 2004, the Corporation did not experience any substantial credit problems within its loan portfolio. Net chargeoffs for the nine months ended September 30, 2005 were approximately $2,000 and were comprised of installment loans, which includes overdrafts charged-off, compared with net recoveries of approximately $27,000 for the comparable nine month period in 2004, which were comprised of a home equity and installment loan.

The Corporation had approximately $349,000 of non-accrual loans at September 30, 2005, which were comprised of five commercial loans. There were no loans that were on non-accrual status at December 31, 2004 and there were $24,000 on non-accrual status at September 30, 2004. The Corporation continues to aggressively pursue collections of principal and interest on loans previously charged-off.

All commercial and commercial real estate loans in a non-accrual status and/or internally classified as substandard or worse, in each instance above an established dollar threshold of $200,000 or more, are measured for possible impairment. The value of impaired loans is based on the present value of expected future cash flows discounted at the loan’s effective interest rate or as a practical expedient, at the loan’s observable market price or at the fair value of the collateral if the loan is collateral dependent.If this valuation results in an amount that is less than the current book value of such a loan, then the loan is deemed impaired and the amount of the impairment is the difference between the figures. The Corporation will charge-off the impaired amount, establish a specific reserve in the amount of the impairment or perform a combination of the two activities. When the valuation exceeds the loan’s current book value then impairment is not recognized. All loans below the established dollar threshold are considered homogenous and are collectively evaluated for impairment. At September 30, 2005, total impaired loans were approximately $300,000 and specific reserves of $44,000 were established to cover the impairment valuation. There were no such loans or specific reserves at December 31, 2004 or at September 30, 2004. In management’s view, the level of the general allowance is adequate to absorb the impact of losses inherent in other loans internally classified as substandard and/or in a non-accrual status.

Changes in the allowance for loan losses for the nine-month period ended September 30, 2005 and 2004, respectively, are set forth below.

Allowance for Loan Losses

	Nine Months Ended September 30,
	2005	2004
	(dollars in thousands)

Average loans outstanding	$438,571	$360,002
Total loans and loans held for sale at end of period	$502,806	$379,097
Analysis of the Allowance for Loan Losses
Balance at the beginning of year	$3,781	$3,002
Charge-offs:
Commercial	0	0
Installment loans	25	10
Total charge-offs	25	10
Recoveries:
Commercial	0	0
Installment loans	23	37
Total recoveries	23	37
Net charge-offs (recoveries):	2	(27)
Addition of Red Oak Bank Reserve – May 20, 2005	1,210	0
Provision for loan losses	0	615
Balance at end of period	$4,989	$3,644
Ratio of net charge-offs during the period to average loans outstanding during the period	N/M	N/M
Allowance for loan losses as a percentage of total loans at end of period	0.99%	0.96%

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

At September 30, 2005, the Corporation had no restructured loans and $49,000 of loans 90 days past due and still accruing. There were no restructured loans or loans 90 days past due and still accruing at December 31, 2004 or September 30, 2004. Non-accrual loans totaled $349,000 at September 30, 2005 and were comprised of five commercial loans; no loans were on non-accrual status at December 31, 2004 and $24,000 in loans were on non-accrual status at September 30, 2004.

The outstanding balances of accruing loans, which are 90 days or more past due as to principal or interest payments, and non-accrual loans at September 30, 2005, December 31, 2004 and September 30, 2004, were as follows:

Non-Performing Loans

	September 30,	December 31,	September 30,
	2005	2004	2004
	(dollars in thousands)

Non-accrual loans	$349	$0	$24
Accruing loans past due 90 days or more	49	0	0
Other real estate owned	0	0	0
Total non-performing assets	$398	$0	$24

At September 30, 2005, the Corporation had $349,000 of non-performing assets, consisting of loans on non-accrual status plus other real estate owned (OREO), or 0.069 percent of total loans outstanding. At December 31, 2004, the Corporation had no non-performing assets. At September 30, 2004, the Corporation had $24,000 in non-performing assets, representing 0.006 percent of total loans outstanding at September 30, 2004.

At September 30, 2005, other than the loans set forth above, the Corporation is not aware of any loans which present serious doubts as to the ability of its borrowers to comply with the present loan and repayment terms and which are expected to fall into one of the categories set forth in the table above. At September 30, 2005, December 31, 2004 and September 30, 2004 the Corporation did not have any other real estate owned or restructured loans.

Non-Interest Income

The following table presents the principal categories of non-interest income during the three and nine month periods ended September 30, 2005 and 2004.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2005	2004	% Change	2005	2004	% Change
	(dollars in thousands)
Service charges, commissions and fees	$501	$513	(2.34)	$1,471	$1,471	0.00
Other income	235	133	76.69	490	344	42.44
Annuity & Insurance	49	5	880.00	163	25	552.00
Bank Owned Life Insurance	185	188	(1.60)	552	546	1.10
Gain on securities sold	326	0	100.0	362	157	130.57
Total other income	$1,296	$839	54.47	$3,038	$2,543	19.47

For the three-month period ended September 30, 2005, non-interest income, exclusive of gains on securities sold (which increased $326,000), increased $131,000 or 15.61 percent from the comparable quarter of 2004. Management discloses non-interest income excluding gains/losses on securities sold (as well as including gains/losses on securities sold) to distinguish between those types of non-interest income that are recurring compared to income that is non-recurring. Non-interest income, including gains on securities sold, increased $457,000 or 54.45 percent for the third quarter of 2005 as compared with the comparable quarter in 2004. The increased revenue was primarily driven by loan fees, annuity and insurance sales fees, gains realized on various employee benefit plans recorded in other income and gains on securities sold.

For the nine-month period ended September 30, 2005, non-interest income, exclusive of gains on securities sold (which increased $205,000) increased $290,000 or 12.12 percent from the comparable period in 2004. Non-interest income, including gains on securities sold increased $495,000 or 19.45 percent for the nine-month period in 2005 compared with the comparable period in 2004. The increased revenue was primarily driven by the increase in service charges, loan fees, annuity and insurance sales fees, gains realized on various employee benefit plans recorded in other income and gains on securities sold.

For the three-month period ended September 30, 2005, the Corporation recorded a net gain of $326,000 on securities sold from the available-for-sale investment portfolio compared to gains of $0 for the three-month period ended September 30, 2004. During the nine-month period ended September 30, 2005, the Corporation recorded a net gain of $362,000 on securities sold from the available-for-sale investment portfolio compared to gains of $157,000 for the nine-month period ended September 30, 2004. These sales, in both the 2005 and 2004 periods, were made in the normal course of business and proceeds were reinvested in securities.

Non-Interest Expense

Total non-interest expense, including salary and employee benefits, net occupancy expense and furniture and equipment expense, include the operating expenses of Red Oak Bank since its acquisition on May 20, 2005. These expenses include the cost related to the one branch acquired which was also Red Oak Bank’s administration building. Other expenses in the third quarter also include the core deposit intangible amortization of $54,000 resulting from the Red Oak Bank acquisition; other increased costs resulting from the acquisition include increased occupancy and bank premise expense, audit, marketing and advertising and computer related expenses related to the integration of Red Oak Bank into Union Center National Bank.

The following table presents the principal categories of non-interest expense during the three months and nine-month periods ended September 30, 2005 and 2004.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2005	2004	% Change	2005	2004	% Change
	(dollars in thousands)
Salaries and employee benefits	$3,168	$2,685	17.99	$9,049	$7,963	13.64
Occupancy, net	575	455	26.37	1,587	1,477	7.45
Premises & equipment	499	457	9.19	1,440	1,377	4.58
Stationery & printing	156	127	22.83	458	423	8.27
Marketing & advertising	183	112	63.39	515	408	26.23
Other expense	1,356	914	48.36	3,650	2,997	21.79
Total other expense	$5,937	$4,750	24.99	$16,699	$14,645	14.03

For the three months ended September 30, 2005, total other expenses increased $1,187,000 or 25.0 percent over the comparable three months ended September 30, 2004, with personnel, stationery and printing, marketing and other expenses accounting for most of the increase. The Corporation’s ratio of other expenses (annualized) to average assets increased to 2.04 percent in the third quarter of 2005 from 2.03 percent for the comparable quarter of 2004.

Salaries and employee benefits increased $483,000 or 18.0 percent for the three months ended September 30, 2005 as compared to the comparable three-month period ended September 30, 2004. This increase is primarily attributable to costs associated with increased staffing levels. Staffing levels increased to 203 full-time equivalent employees at September 30, 2005 compared to 187 full-time equivalent employees at September 30, 2004. The increase reflects staffing of positions which previously were vacant and eight full-time equivalent employees retained in the acquisition of Red Oak Bank.

Other expense for the three-month period ended September 30, 2005 increased $442,000 or 48.36% as compared to the comparable quarter in 2004 and was primarily attributable to increased computer, audit, legal and consulting, compliance and audit fees in 2005.

Total non-interest expense for the nine months ended September 30, 2005 increased $2,054,000 or 14.03 percent over the comparable nine months ended September 30, 2004, with personnel, marketing and other expenses accounting for most of the increase. The Corporation’s ratio of other expenses (annualized) to average assets decreased to 2.05 percent for the period from 2.11 percent for the comparable nine months of 2004.

Salaries and employee benefits increased $1,086,000 or 13.64 percent for the nine months ended September 30, 2005 as compared to the comparable nine-month period ended September 30, 2004. This increase is primarily attributable to costs associated with increased staffing levels, including the staff associated with the Red Oak Bank acquisition.

Other expense for the nine-month period ended September 30, 2005 increased $653,000 or 21.79% as compared to the comparable nine-month period in 2004 and was primarily attributable to increased advertising and marketing, computer, appraisal, audit, legal and consulting, compliance and audit fees in 2005.

Provision for Income Taxes

For the three-month period ended September 30, 2005, the effective tax rate was 19.0 percent as compared to 18.5 percent for the three-month period ended September 30, 2004. For the nine months ended September 30, 2005, the effective tax rate was 15.5 percent as compared with 18.2 percent for the comparable period in 2004. The effective tax rate for the three and nine month periods ended September 30, 2005 and 2004 continues to be less than the combined statutory Federal tax rate of 34.0 percent and the New Jersey State tax rate of 9.0 percent. The difference between the statutory and effective tax rates primarily reflects the tax-exempt status of interest income on obligations of states and political subdivisions, an increase in the cash surrender value of bank owned life insurance and disallowed expense items for tax purposes, such as travel and entertainment expense. Tax-exempt interest income increased by $527,000 or 57.0 percent for the three month period ended September 30, 2005, and increased $1,421,000 or 53.5 percent for the nine-month period ended September 30, 2005 as compared to the comparable three and nine month periods in 2004, respectively.

Asset Liability Management

The composition and mix of the Corporation’s assets and liabilities is planned and monitored by the Asset and Liability Committee (ALCO). Asset and Liability management encompasses the control of interest rate risk (interest sensitivity management) and the ongoing maintenance and planning of liquidity and capital. In general, management’s objective is to optimize net interest income and minimize interest rate risk by monitoring these components of the statement of condition.

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

The primary tool used by management to measure and manage interest rate exposure is a simulation model. Use of the model to perform simulations reflecting changes in interest rates over one and two-year time horizons has enabled management to develop and initiate strategies for managing exposure to interest rate risk. In its simulations, management estimates the impact on net interest income of various changes in interest rates. Projected net interest income sensitivity to movements in interest rates is modeled based on both an immediate rise and fall in interest rates (“rate shock”), as well as gradual changes in interest rates over a 12-month time period. The model is based on the actual maturity and repricing characteristics of interest-rate sensitive assets and liabilities. The model incorporates assumptions regarding earning-asset and deposit growth, prepayments, interest rates and other factors. Management believes that both individually and taken together, these assumptions are reasonable, but the complexity of the simulation modeling process results in a sophisticated estimate, not an absolutely precise calculation, of exposure. For example, estimates of future cash flows must be made for instruments without contractual maturity or payment schedules.

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

A negative gap, and/or a rate sensitivity ratio less than 1, tends to expand net interest margins in a falling rate environment and to reduce net interest margins in a rising rate environment. Conversely, when a positive gap occurs, generally margins expand in a rising rate environment and contract in a falling rate environment. From time to time, the Corporation may elect to deliberately mismatch liabilities and assets in a strategic gap position.

At September 30, 2005, the Corporation reflects a negative interest sensitivity gap (or an interest sensitivity ratio) of  62:1.00 at the cumulative one-year position. During all of 2005 and most of 2004 the Corporation had a negative interest sensitivity gap. Management’s perception is that interest rates will continue to be volatile; therefore emphasis has been, and is expected to continue to be, placed on interest-sensitivity matching with the objective of stabilizing the net interest spread during 2005. However, no assurance can be given that this objective will be met.

Estimates of Fair Value

The estimation of fair value is significant to a number of the Corporation’s assets, including available for sale securities. Fair values are volatile and may be influenced by a number of factors. Circumstances that could cause estimates of the fair value of certain assets and liabilities to change include a change in prepayment speeds, discount rates, or market interest rates. Fair values for most available for sale securities are based on quoted market prices. If quoted market prices are not available, fair values are based on judgments regarding future expected loss experience, current economic condition, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature, involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

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

At September 30, 2005, the Corporation had outstanding loan origination commitments of $147.6 million. These commitments include home equity loans of $71.1 million, commercial loans of $40.2 million and real estate related commitments of $36.3 million. The Corporation also had unfunded letters of credit, all due in one year or less, of $18.1 million. Time deposits issued in amounts of $100,000 or more maturing within one year totaled $107.9 million at September 30, 2005.

The historically low rate environment has created heavy refinance activity influenced to some degree by the amount of mortgage loans originated by the Corporation. The Corporation sells a portion of these loans into the secondary market and such loans are included in loans held for sale. At September 30, 2005 there were $260,000 in loans available for sale and in 2004 there were no loans available for sale.

Management believes that the Corporation has the funding capacity to meet the liquidity needs arising from potential events. In addition to pledgeable securities, the Corporation also maintains borrowing capacity through the Federal Discount Window and the Federal Home Loan Bank of New York secured with loans and marketable securities.

Liquidity is measured and monitored for the Bank. The Corporation reviews its net short-term mismatch. This measures the ability of the Corporation to meet obligations should access to bank dividends be constrained. At September 30, 2005, the parent Corporation had $6.6 million in cash compared to $11.8 million at September 30, 2004. The decrease in cash at the parent Corporation level was due to investing activity and increased capitalization of the subsidiary bank. Expenses at the parent Corporation are minimal and management believes that the parent Corporation has adequate liquidity to fund its obligations.

Certain provisions of long-term debt agreements prevent the Corporation from creating liens on, disposing of or issuing voting stock of subsidiaries. As of September 30, 2005 the Corporation was in compliance with all covenants and provisions of these agreements.

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

Anticipated cash-flows at September 30, 2005, projected to September 2006, indicates that the Bank’s liquidity should remain strong, with an approximate projection of $229.0 million in anticipated cash flows over the next twelve months. This projection represents a forward-looking statement under the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from this projection depending upon a number of factors, including the liquidity needs of the Bank’s customers, the availability of sources of liquidity and general economic conditions.

Deposits

Total deposits decreased from $702.3 million on December 31, 2004 to $681.3 million on September 30, 2005, a decrease of $21.0 million, or 3.0%. Total non-interest bearing deposits increased from $127.2 million to $137.8 million, an increase of $10.6 million or 8.3%. This increase included $7.9 million from the acquisition of Red Oak Bank. Savings and interest bearing transaction accounts decreased from $575.0 million on December 31, 2004 to $543.5 million on September 30, 2005, a decrease of $31.5 million or 5.5%. The Corporation acquired $62.7 million in interest-bearing transaction accounts from the Red Oak Bank acquisition. Time deposits under $100,000 decreased $2.3 million to $22.6 million, while time deposits $100,000 and over decreased $45.6 million to $118.2 million. The Red Oak acquisition contributed $42.0 million in time deposits including $13.0 million in time deposits $100,000 and over.

The Corporation derives a significant proportion of its liquidity from its core deposit base. For the nine-month period ended September 30, 2005, core deposits, comprised of demand deposits, savings and money market accounts, increased by $19.7 million or 4.3% from December 31, 2004 to $480.6 million. At September 30, 2005, core deposits were 70.6% of total deposits compared to 65.6% at year-end 2004. Alternatively, the Corporation uses a more stringent calculation for the management of its liquidity positions internally which consists of total demand and savings accounts (excluding Super Max and money market accounts under $100,000) and excludes time deposits as part of core deposits as a percentage of total deposits. This number increased primarily from the addition of Red Oak Bank and represented 51.7 percent of total deposits as compared with 49.4 percent at September 30, 2004.

The following table depicts the Corporation’s internal core deposit mix at September 30, 2005 and 2004:

Core Deposit Mix

	September 30, 2005 Amount	Percentage	September 30, 2004 Amount	Percentage	Net Change in Volume 2005 vs. 2004
	(dollars in thousands)
Demand Deposits	$137,779	39.2	$124,743	41.5	$13,036
Interest-Bearing Demand	114,086	32.4	72,833	24.2	41,253
Regular Savings	77,553	22.0	78,051	26.0	(498)
Money Market Deposits under $100,000	22,579	6.4	24,890	8.3	(2,311)
Total core deposits	$351,997	100.0	$300,517	100.0	$51,480
Total deposits	$681,278	—	$608,949	—	$72,329
Core deposits to total deposits	51.7%	—	49.4%	—	—

More volatile rate sensitive deposits, concentrated in time certificates of deposit greater than $100,000, for the nine-month period ended September 30, 2005, increased to 17.35 percent of total deposits from 15.00 percent during the nine months ended September 30, 2004, and declined from 23.32% at December 31, 2004.

Short-term borrowings can be used to satisfy daily funding needs. Balances in these accounts fluctuate significantly on a day-to-day basis. The Corporation’s principal short-term funding sources are securities sold under agreements to repurchase, advances from the Federal Home Loan Bank and Federal funds purchased. Average borrowings during the nine months ended September 30, 2005 were $291.9 million, an increase of $48.8 million or 20.09 percent from $243.1 million in average borrowings during the comparable nine months ended September 30, 2004.

During the nine months ended September 30, 2005, average funding sources increased by approximately $137.0 million or 15.85 percent, compared to the same period in 2004. Interest-bearing deposit liabilities increased approximately $78.5 million on average and were comprised primarily of increases in time deposits, and other interest-bearing and money market deposits, offset by a decline in savings deposits. Non-interest-bearing funding sources as a percentage of the total funding mix decreased to 13.6 percent on average as compared to 14.7 percent for the nine month period ended September 30, 2004. This reflects a shift in deposit mix to interest-bearing funding sources as a percentage of the funding base as compared with overall deposit growth.

Operating, Investing and Financing Cash Flow

The consolidated statements of cash flows present the changes in cash and cash equivalents from operating, investing and financing activities. During the nine months ended September 30, 2005, cash and cash equivalents (which increased overall by $13.975 million) were provided (on a net basis) by financing activities in the amount of approximately $61.6 million primarily due to a $92.6 million net increase in cash flow from short term borrowings, $44.4 million increase in Federal Home Loan Bank advances and $19.3 million in proceeds from common stock issuances offset by $91.7 million decrease in deposits and $3.3 million in dividends paid. Approximately $4.8 million was provided by operating activities and $52.4 million was used in financing activities, principally $31.6 million of securities purchased and $34.7million growth in the loan portfolio offset by paydowns and maturities of investment securities.

Stockholders’ Equity

Total stockholders’ equity averaged $81.3 million or 7.47 percent of average assets for the nine month period ended September 30, 2005, as compared to $54.5 million, or 5.90 percent, during the same period in 2004. On June 30, 2005, the Corporation issued 1,904,761 shares of the holding company’s common stock to a limited number of accredited investors in a private placement of its securities. The shares were issued at a purchase price of $10.50 per share. Net proceeds to the holding company were approximately $18.9 million, after commissions and expenses. The Corporation’s dividend reinvestment and optional stock purchase plan contributed $399,000 in new capital for the nine months ended September 30, 2005 as compared with $981,000 for the comparable period in 2004. Book value per common share was $7.45 at September 30, 2005 as compared to $6.51 at September 30, 2004. Tangible book value (i.e., book value less goodwill) per common share was $6.15 at September 30, 2005 and $6.31 at September 30, 2004.

As of September 30, 2005 the Corporation has purchased 57,330 common shares at an average cost per share of $9.38 under the stock buyback program announced on January 24, 2002 for the repurchase of up to 266,254 shares of the Corporation’s outstanding common stock. The repurchased shares were recorded as Treasury Stock, which resulted in a decrease in stockholder’s equity. For the nine-month period ended September 30, 2005 there were no repurchases made.

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

Risk-Based Capital/Leverage

Banking regulations require banks to maintain minimum levels of regulatory capital. Under the regulations in effect at September 30, 2005, the Bank was required to maintain (i) a minimum leverage ratio of Tier 1 capital to total adjusted assets of 4.00%, and (ii) minimum ratios of Tier 1 and total capital to risk-weighted assets of 4.00% and 8.00%, respectively.

At September 30, 2005, total Tier 1 capital (defined as tangible stockholders’ equity for common stock and certain perpetual preferred stock) amounted to $101.4 million or 8.86 percent of total assets. Tier I capital excludes the effect of SFAS No. 115, $3.335 million of net unrealized losses, after tax, on securities available-for-sale (included as a component of other comprehensive income) and goodwill of approximately $17.4 million as of September 30, 2005. At September 30, 2005 the Corporation’s estimated Tier I risk-based and total risk-based capital ratios were 14.65 percent and 15.37 percent, respectively. These ratios are well above the minimum guidelines of capital to risk-adjusted assets in effect as of September 30, 2005.

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

The foregoing capital ratios are based in part on specific quantitative measures of assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by the bank regulators about capital components, risk weightings and other factors. As of September 30, 2005, management believes that each of the Bank and the Corporation meet all capital adequacy requirements to which it is subject.

Subordinated Debentures

On December 18, 2001, Center Bancorp Statutory Trust I, a statutory business trust and wholly-owned subsidiary of Center Bancorp, Inc., issued $10.0 million of floating rate capital trust pass through securities to investors due on December 18, 2031. The trust loaned the proceeds of this offering to the Corporation and received in exchange $10.3 million of the Corporation’s subordinated debentures. The subordinated debentures are redeemable in whole or part, prior to maturity but after December 18, 2006. The floating interest rate on the subordinated debentures is three month LIBOR plus 3.60% and reprices quarterly. The rate at September 30, 2005 was 7.49%.

On December 19, 2003, Center Bancorp Statutory Trust II, a statutory business trust and wholly-owned subsidiary of Center Bancorp, Inc., issued $5.0 million of, MMCapS capital securities to investors due on January 23, 2034. The capital securities qualify as Tier 1 capital. The trust loaned the proceeds of this offering to the Corporation and received in exchange $5.2 million of the Corporation’s subordinated debentures. The subordinated debentures are redeemable in whole or part, prior to maturity but after January 23, 2009. The floating interest rate on the subordinated debentures is three month LIBOR plus 2.85% and reprices quarterly. The rate at September 30, 2005 was 6.54%.

The capital raised with respect to the issuance of the above mentioned securities was used to bolster the Corporation’s capital and for general corporate purposes, including capital contributions to Union Center National Bank.

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

Item 3. Qualitative and Quantitative Disclosures About Market Risks

The primary market risk faced by the Corporation is interest rate risk. The Corporation’s Asset/Liability Committee (“ALCO”) monitors the changes in the movement of funds and rate and volume trends to enable appropriate management responses to changing market and rate conditions.

The Corporation’s income simulation model analyzes interest rate sensitivity by projecting net interest income over the next 24 months in a flat rate scenario versus net interest in alternative interest rate scenarios. Management reviews and refines its interest rate risk management process in response to the changing economic climate. The low level of interest rates had necessitated a modification of the Corporation’s standard rate scenario of a shock down 200 basis points over 12 months to down 100 basis points over a 12-month period; however, due to the increase in rates that has occurred over the past year, the Corporation has modified the model shocks back to the 200 basis point shock level as a means of measurement.

Based on the results of the interest simulation model as of September 30, 2005, and assuming that management does not take action to alter the outcome, the Corporation would expect an increase of 4.53 percent in net interest income if interest rates decreased 200 basis points from the current rates in an immediate and parallel shock over a 12-month period. In a rising rate environment, based on the results of the model as of September 30, 2005, the Corporation would expect a decrease of 9.08 percent in net interest income if interest rates increased by 200 basis points from current rates in an immediate shock over a twelve month period.

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

Item 4. Controls and Procedures

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On June 30, 2005, the Corporation issued 1,904,761 shares of the holding company’s common stock to a limited number of accredited investors in a private placement of its securities. The shares were issued at a purchase price of $10.50 per share. Net proceeds to the holding company were approximately $18.9 million, after commissions and expenses. For further information, see the Corporation’s Current Report on Form 8-K dated July 1, 2005.

Item 6. Exhibits

Exhibit 31.1	Certification of the Registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2	Certification of the Registrant’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.1	Certification of the Registrant’s Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.2	Certification of the Registrant’s Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf, by the undersigned, thereunto duly authorized.

CENTER BANCORP, INC.

	By:	/s/ Anthony C. Weagley
Anthony C. Weagley,
Date: November 9, 2005		Treasurer (Chief Financial Officer)

EXHIBIT INDEX

Exhibit 31.1	Certification of the Registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2	Certification of the Registrant’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.1	Certification of the Registrant’s Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.2	Certification of the Registrant’s Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.