Form 10-K
period 2005-12-31
CENTER BANCORP INC
filed 2006-03-15
CIK 712771

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________
FORM 10-K
______________
(Mark One)
☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934.
For the Fiscal Year Ended December 31, 2005
OR
☐       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from                      to
Commission File Number: 2-81353
______________
CENTER BANCORP, INC.
(Exact name of Registrant as specified in its charter)
______________

New Jersey	52-1273725
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)
2455 Morris Avenue, Union, NJ 07083-0007
(Address of Principal Executive Offices, Including Zip Code)
(908) 688-9500
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Exchange Act: None
Securities registered pursuant to Section 12(g) of the Exchange Act:
Common stock, no par value
(Title of class)
Indicate by checkmark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ or No ☒
Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ or No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ or No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to the Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Securities Exchange Act of 1934).
Large accelerated filer ☐
Accelerated filer ☒
Non-accelerated ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐ or No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold or the average bid and ask price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter – $141.0 million
Shares outstanding on February 28, 2006
Common stock, no par value: 13,436,038 shares
Documents Incorporated by reference
Definitive proxy statement dated March 18, 2006 in connection with the 2006 Annual Stockholders Meeting to be filed with the Commission pursuant to Regulation 14A will be incorporated by reference in Part III. Annual Report to Stockholders for the fiscal year ended December 31, 2005 is incorporated by reference in Part I and Part II

CENTER BANCORP INC.
FORM 10-K
PART I
Item 1 - Business
A)  Historical Development of Business
This report includes forward-looking statements within the meaning of Sections 27A of the Securities Act of 1933, as amended, and 21E of the Securities Exchange Act of 1934, as amended, that involve inherent risks and uncertainties. This report contains certain forward-looking statements with respect to the financial condition, results of operations, plans, objectives, future performance and business of Center Bancorp including statements preceded by, followed by or that include words or phrases such as “believes,” “expects,” “anticipates,” “plans,” “trend,” “objective,” “continue,” “remain,” “pattern” or similar expressions or future or conditional verbs such as “will,” “would,” “should,” “could,” “might,” “can,” “may” or similar expressions. There are a number of important factors that could cause future results to differ materially from historical performance and these forward-looking statements. Factors that might cause such a difference include, but are not limited to: (1) competitive pressures among depository institutions may increase significantly; (2) changes in the interest rate environment may reduce interest margins; (3) prepayment speeds, loan origination and sale volumes, charge-offs and loan loss provisions may vary substantially from period to period; (4) general economic conditions may be less favorable than expected; (5) political developments, wars or other hostilities may disrupt or increase volatility in securities markets or other economic conditions; (6) legislative or regulatory changes or actions may adversely affect the businesses in which Center Bancorp is engaged; (7) changes and trends in the securities markets may adversely impact Center Bancorp; (8) a delayed or incomplete resolution of regulatory issues could adversely impact our planning; (9) the impact on reputational risk created by the developments discussed above on such matters as business generation and retention, funding and liquidity could be significant; and (10) the outcome of regulatory and legal investigations and proceedings may not be anticipated. Further information on other factors that could affect the financial results of Center Bancorp are included in Item 1A of this Annual Report on Form 10-K and in Center Bancorp’s other filings with the Securities and Exchange Commission. These documents are available free of charge at the Commission’s website at http://www.sec.gov and/or from Center Bancorp.
Center Bancorp, Inc., a one-bank holding company, was incorporated in the state of New Jersey on November 12, 1982. Center Bancorp, Inc. commenced operations on May 1, 1983, upon the acquisition of all outstanding shares of The Union Center National Bank (the “Bank”). The holding company’s sole activity, at this time, is to act as a holding company for the Bank and its subsidiaries. As used herein, the term “Corporation” shall refer to Center Bancorp, Inc. and its direct and indirect subsidiaries and the term “Parent Corporation” shall refer to Center Bancorp, Inc. on an unconsolidated basis.
The Bank was organized in 1923 under the laws of the United States of America. The Bank operates five offices in Union Township, Union County, New Jersey, one office in Vauxhall, Union County, New Jersey, one office in Summit, Union County, New Jersey, one office in Springfield Township, Union County, New Jersey, one office in Berkeley Heights, Union County, New Jersey, one office in Madison, Morris County, New Jersey and three offices in Morristown, Morris County, New Jersey and employed 202 full-time equivalent persons at December 31, 2005. The Bank is a full service commercial bank offering a complete range of individual and commercial services.
During 2001 and 2003, the Corporation formed statutory business trusts, which exist for the exclusive purpose of (i) issuing trust securities representing undivided beneficial interests in the assets of a trust; (ii) investing the gross proceeds of the trust securities in junior subordinated deferrable interest debentures (subordinated debentures) of the Corporation; and (iii) engaging in only those activities necessary or incidental thereto. These subordinated debentures and the related income effects are not eliminated in the consolidated financial statements as the statutory business trusts are not consolidated in accordance with Financial Accounting Standards Board (“FASB”) interpretation No.46 “Consolidation of Variable Interest Entities.” Distributions on the subordinated debentures owned by the subsidiary trusts have been classified as interest expense in the Consolidated Statement of Income.

The Corporation issued $10.3 million in 2001 and $5.2 million in 2003 of subordinated debentures. These securities are included as a component of Tier 1 Capital for regulatory purposes. The Tier 1 leverage capital ratio was 9.07 percent at December 31, 2005.
During 2002, the Bank established two investment subsidiaries to hold portions of its securities portfolio and in January of 2003, established an insurance subsidiary for the sale of insurance and annuity products.
On September 29, 2004 the Parent issued 888,888 shares of the Parent’s common stock to a limited number of accredited investors in a private placement of its securities. The shares were issued at a purchase price of $11.25 per share. Net proceeds to the Parent were approximately $9.4 million, after commissions and expenses
On June 30, 2005, the Corporation issued 1,904,761 shares of the holding company’s common stock to a limited number of accredited investors in a private placement of its securities. The shares were issued at a purchase price of $10.50 per share. Net proceeds to the holding company were approximately $18.9 million, after commissions and expenses.
The Corporation utilized the net proceeds from each offering for working capital purposes. In addition, Center Bancorp will also use such proceeds to increase capital levels, to fund branch expansion, for strategic acquisitions which could include non-bank financial services companies, for new hires to expand its commercial lending business and to make payments with respect to outstanding trust preferred securities.
The shares sold in the offerings were not initially registered under the Securities Act of 1933. The shares were restricted from being offered or sold in the United States absent registration or an applicable exemption from registration requirements. Pursuant to the terms of agreements entered into with the investors, the Parent has registered the shares for resale by the investors.
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
Pursuant to the terms of the Agreement and Plan of Merger, 50% of Red Oak Bank’s common stock was converted into Center Bancorp, Inc. common stock at an exchange rate of .9227 of the Corporation’s shares per each Red Oak Bank share and 50% was converted into $12.06 in cash for each Red Oak Bank share. The aggregate consideration paid in the merger consisted of $13.3 million in cash and 1,015,816 shares of the Corporation’s common stock. The cash portion of the merger consideration was funded through the sale of securities available for sale and cash from continuing operations. The Corporation additionally converted remaining stock options covering 56,266 shares of Red Oak Bank common stock outstanding at the time of the merger and were exchanged for options covering 54,514 shares of Center Bancorp, Inc. common stock.
As a result of the Red Oak Bank acquisition, the Corporation acquired assets having a fair value of $115.3 million, including $89.6 million of net loans, $5.4 million of investment securities and $2.4 million of cash and cash equivalents, and assumed $70.7 million of deposits, $17.1 million of borrowings, and $792,000 of other liabilities.
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
The Bank offers a broad range of consumer banking services, including interest bearing and non-interest bearing checking accounts, savings accounts, money market accounts, certificates of deposit, IRA accounts, Automated Teller Machine (“ATM”) accessibility using Star Systems, Inc. service, secured and unsecured loans, mortgage loans, home equity lines of credit, safe deposit boxes, Christmas club accounts, vacation club accounts, money orders and traveler’s checks.
The Bank offers various money market services. It deals in U.S. Treasury and U.S. Governmental agency securities, certificates of deposits, commercial paper and repurchase agreements.
Competitive pressures affect the Corporation’s manner of conducting business. Competition stems not only from other commercial banks but also from other financial institutions such as savings banks, savings and loan associations, mortgage companies, leasing companies and various other financial service and advisory companies. Many of the financial institutions operating in the Corporation’s primary market are substantially larger and offer a wider variety of products and services than the Corporation.
The Parent Corporation is subject to regulation by the Board of Governors of the Federal Reserve System and the New Jersey Department of Banking. As a national bank, the Bank is subject to regulation and periodic examination by the Office of the Comptroller of the Currency (the “OCC”). Deposits in the Bank are insured by the Federal Deposit Insurance Corporation (the “FDIC”).
The Parent Corporation is required to file with the Federal Reserve Board an annual report and such additional information as the Federal Reserve Board may require pursuant to the Bank Holding Company Act of 1956, as amended (the “Act”). In addition, the Federal Reserve Board makes periodic examinations of bank holding companies and their subsidiaries. The Act requires each bank holding company to obtain the prior approval of the Federal Reserve Board before it may acquire substantially all of the assets of any bank, or before it may acquire ownership or control of any voting shares of any bank, if, after such acquisition, it would own or control, directly or indirectly, more than 5 percent of the voting shares of such bank. The Bank Holding Company Act limits the activities which may be engaged in by the Company and its subsidiaries to those of banking, the ownership and acquisition of assets and securities of banking organizations, and the management of banking organizations, and to certain non-banking activities which the Federal Reserve Board finds, by order or regulation, to be so closely related to banking or managing or controlling a bank as to be a proper incident thereto. The Federal Reserve Board is empowered to differentiate between activities by a bank holding company or a subsidiary thereof and activities commenced by acquisition of a going concern. With respect to non-banking activities, the Federal Reserve Board has by regulation determined that several non-banking activities are closely related to banking within the meaning of the Holding Company Act and thus may be performed by bank holding companies.
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

FDICIA
The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) among other things requires federal banking agencies to broaden the scope of regulatory corrective action taken with respect to banks that do not meet minimum capital requirements and to take such actions promptly in order to minimize losses to the FDIC. Under FDICIA, federal banking agencies have established five capital tiers: “well capitalized”, “adequately capitalized”, and “undercapitalized”, “significantly undercapitalized” and “critically undercapitalized”.
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
FDICIA also contains a variety of other provisions that could affect the operations of the Corporation, including reporting requirements, regulatory standards for real estate lending, “truth in savings” provisions, the requirement that depository institutions give 90 days notice to customers and regulatory authorities before closing any branch, limitations on credit exposure between banks, restrictions on loans to a bank’s insiders and guidelines governing regulatory examinations.
Insurance Funds
The Corporation is a member of the Bank Insurance Fund (“BIF”) of the FDIC. The FDIC also maintains another insurance fund, the Savings Association Insurance Fund (“SAIF”), which primarily covers savings and loan association deposits but also covers deposits that are acquired by a BIF-insured institution from a savings and loan association. As of the most recent quarterly assessment preformed by the FDIC, the Corporation had approximately $705.7 million of deposits subject to assessment at December 31, 2005, with respect to which it pays SAIF FICO Assessments.
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
Patriot Act
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
Among other requirements, Title III of the USA PATRIOT Act imposes the following requirements with respect to financial institutions:
•
All financial institutions must establish anti-money laundering programs that include, at a minimum: (i) internal policies, procedures, and controls; (ii) specific designation of an anti-money laundering compliance officer; (iii) ongoing employee training programs; and (iv) an independent audit function to test the anti-money laundering program.
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
Other Legislation
On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002, or the SOA. The stated goals of the SOA are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties by publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws.
The SOA generally applies to all companies, both U.S. and non - U.S., that file or are required to file periodic reports with the Securities and Exchange Commission (the “SEC”) under the Securities Exchange Act of 1934, or Exchange Act.
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
•
Expedited filing requirements for Form 4’s;
•
Disclosure of a code of ethics and filing a Form 8-K for a change in or waiver of such code;
•
“Real time” filing of periodic reports;
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
C)  Dividend Restrictions
Most of the revenue of the Corporation available for payment of dividends on its capital stock will result from amounts paid to the Parent Corporation by the Bank. There are a number of statutory and regulatory restrictions applicable to the payment of dividends by national banks and bank holding companies. First, the Bank must obtain the approval of the Comptroller of the Currency (the “Comptroller”) if the total dividends declared by the Bank in any year will exceed the total of the Bank’s net profits (as defined and interpreted by regulation) for that year and retained profits (as defined) for the preceding two years, less any required transfers to surplus. Second, the Bank cannot pay dividends unless, after the payment of such dividends, capital would be unimpaired and remaining surplus would equal 100% of capital. Third, the authority of Federal regulators to monitor the levels of capital maintained by the Corporation and the Bank (see Item 7 of this Annual Report on Form 10-K and the discussion of FDICIA above), as well as the authority of such regulators to prohibit unsafe or unsound practices, could limit the amount of dividends which the Parent Corporation and the Bank may pay. Regulatory pressures to reclassify and charge-off loans and to establish additional loan loss reserves also can have the effect of reducing current operating earnings and thus impacting an institution’s ability to pay dividends. Regulatory authorities have indicated that bank holding companies which are experiencing high levels of non-performing loans and loan charge-offs should review their dividend policies. Reference is also made to Note 15 of the Notes to the Corporation’s Consolidated Financial Statements included in the 2005 Annual Report incorporated herein by reference.

D)  Statistical Information
(Reference is also made to Exhibit 13.1 of this Annual Report on Form 10-K)
Information regarding interest sensitivity is incorporated by reference to pages 34 through 35 of the 2005 Annual Report to Shareholders (the “2005 Annual Report”).
Information regarding certain related party transactions is incorporated by reference to Note 6 of the Notes to the Corporation’s Consolidated Financial Statements included in the 2005 Annual Report incorporated herein by reference.
I. Investment Portfolio
a)
For information regarding the carrying value of the investment portfolio, see pages 54-55 of the 2005 Annual Report, which is incorporated herein by reference.
b)
The following table illustrates the maturity distribution and weighted average yield on a tax-equivalent basis for investment securities at December 31, 2005, on a contractual maturity basis.
c)
There were no municipal securities of the single issuer exceeding 10 percent of stockholders’ equity at the end of 2005.

(Dollars in Thousands)	US Treasury & Agency Securities	Federal Agency Obligations	Obligations of U.S. States & Political Subdivisions	Other Securities Federal Reserve & Federal Home Loan Bank Stock	Total

Due in 1 year or less
Amortized Cost	$101	1,995	$—	$36,954	$39,050
Market Value	99	1,983	—	$37,099	39,181
Weighted Average Yield	3.20%	3.61%	—%	4.02%	4.00%
Due after one year through five years
Amortized Cost	$—	23,318	$7,124	$24,264	$54,706
Market Value	—	22,820	7,098	24,303	54,221
Weighted Average Yield	—	4.01%	3.81%	4.60%	4.25%
Due after five years through ten years
Amortized Cost	$474	53,961	$42,223	$8,028	$104,686
Market Value	482	52,421	41,625	8,029	102,557
Weighted Average Yield	5.61%	4.20%	3.73%	5.88%	4.15%
Due after ten years
Amortized Cost	$1,135	169,560	$56,231	$110,057	$336,983
Market Value	1,179	165,380	55,881	110,399	332,839
Weighted Average Yield	6.44%	4.37%	4.07%	5.28%	4.62%
Total
Amortized Cost	$1,710	248,834	$105,578	$179,303	$535,425
Market Value	1,760	242,604	104,604	179,830	528,798
Weighted Average Yield	6.02%	4.29%	3.91%	4.93%	4.45%
The securities listed in the table above are either rated investment grade by Moody’s and/or Standard and Poor’s or have shadow credit ratings from a credit agency supporting investment grade and conform to the Corporation’s investment policy guidelines.

The following table sets forth the book value of the Corporation’s investment securities, both available for sale and held to maturity, as of December 31 for each of the last three years.

(Dollars in Thousands)	2005	2004	2003

U.S. Treasury & Agency Securities	$1,710	$5,772	$3,607
Federal Agency Obligations	248,834	280,931	265,031
Obligations of U.S. States and political subdivisions	105,578	102,216	99,391
Other Securities	153,597	31,514	36,121
FHLB Stock and other equity securities	25,706	156,721	115,084
Total Book Value	$535,425	$577,144	$519,234
For other information regarding the Corporation’s investment securities portfolio, see Pages 19, 26, 27, 35, 42, 43, 46 and 52-57 of the 2005 Annual Report.
II. Loan Portfolio
The following table presents information regarding the components of the Corporation’s loan portfolio on the dates indicated.

	Years Ended December 31
(Dollars in Thousands)	2005	2004	2003	2002	2001

Commercial and industrial	$243,847	$150,281	$127,307	$104,481	$89,772
Real estate residential mortgage	261,028	221,893	214,482	119,674	116,335
Installment	951	5,130	7,736	4,896	5,179
Total	505,826	377,304	349,525	229,051	211,286
Less:
Allowance for loan losses	4,937	3,781	3,002	2,498	2,191
Net total	$500,889	$373,523	$346,523	$226,553	$209,095
Since 2001, demand for the Bank’s commercial loan, commercial real estate and real estate mortgage products improved gradually. The increase in such loans in 2005 was a result of continued business demand coupled with the loans acquired from the merger with Red Oak Bank. In 2005 the increase in Residential Mortgage Loans is attributable to the low interest environment that spurred increased refinancing activity in the market and the addition of Red Oak Bank. Business development and marketing programs coupled with positive market trends supported the growth in 2001, 2002, 2003 and 2004.
The maturities of loans at December 31, 2005 are listed below.

	At December 31, 2005, Maturing
(Dollars in Thousands)	In One Year Or Less	After One Year Through Five Years	After Five Years	Total

Construction loans	$32,063	$5,977	$1,044	$39,084
Commercial real estate loans	—	3,131	122,626	125,757
Commercial loans	43,580	12,399	23,027	79,006
All other loans	633	10,503	250,843	261,979
Total	76,276	32,010	397,540	505,826
Loans with:
Fixed rates	5,596	20,843	170,332	196,771
Variable rates	70,680	11,167	227,208	309,055
Total	$76,276	$32,010	$397,540	$505,826
Lending is one of Center Bancorp’s primary business activities. The Corporation’s loan portfolio consists of both retail and commercial loans, serving the diverse customer base in its market area. In 2005, net average total loans comprised 44.2 percent of average interest-earning assets. The Corporation has experienced a compound growth rate in average loans since 2001 of 17.14 percent. Average loans amounted to $454.4 million in 2005 compared with $365.1 million in 2004 and $276.5 million in 2003. The composition of Center Bancorp’s loan portfolio continues to change due to the local economy. Factors such as the economic climate, interest rates, real estate values and employment all contribute to these changes. Loan growth has been generated through business development efforts and entry, through branching, into new markets.
Average commercial loans increased to $206.4 million or by approximately $61.0 million or 42.0 percent in 2005 as compared with 2004. The Corporation seeks to create growth in commercial lending by offering customized products and competitive pricing and by capitalizing on the positive trends in its market area. Specialized products are offered to meet the financial requirements of the Corporation’s clients. It is the objective of the Corporation’s credit policies to diversify the commercial loan portfolio to limit concentrations in any single industry.
The Corporation’s commercial loan portfolio includes, in addition to real estate development, loans to the manufacturing, services, automobile, professional and retail trade sectors, and to specialized borrowers, including high technology businesses. A large proportion of the Corporation’s commercial loans have interest rates which reprice with changes in short-term market interest rates or mature in one year or less.
Average mortgage loans, which amounted to $246.5 million in 2005, increased $32.4 million or 15.1 percent as compared with average mortgage loans of $214.1 million in 2004 (which reflected a 23.0 percent increase over 2003). The Corporation’s long-term mortgage portfolio includes both residential and commercial financing. Growth during the past two years largely reflected brisk activity in mortgage financing. Although a portion of the Corporation’s commercial mortgages adjust to changes in the prime rate, as well as indices tied to 5-year Treasury Notes, and the Federal Home Loan Bank of New York 5-year advance rate, most of these loans and residential mortgage loans have fixed interest rates.
During 2001, 2002 and 2003 residential loan growth was affected by refinancing activity, competition among lenders and lower interest rates. In 2004, this was mitigated to some extent, by the promotion of variable interest rate products including a 10-year amortizing mortgage, 7/1 adjustable rate mortgage and an aggressive promotional campaign for home equity lines of credit, which resulted in increased volumes in these categories of loans. The momentum of 2004 carried over into the beginning of 2005 as more variable rate products were promoted, including 3/1 and 5/1 adjustable rate mortgages, and fixed rate home equity loans became a popular choice for homeowners during 2005 as interest rates began to rise and consumers looked to lock in fixed rates.
Average construction loans and other temporary mortgage financing increased from 2004 to 2005 by $16.3 million to $25.6 million. Such loans decreased by $931,000 from 2003 to 2004. The change in construction and other temporary mortgage lending has been generated by the market activity of the Corporation’s customers engaging in residential and commercial development throughout New Jersey. Interest rates on such mortgages are generally tied to key short-term market interest rates. Funds are typically advanced to the builder or developer during various stages of construction and upon completion of the project it is contemplated that the loans will be repaid by cash flows derived from the ongoing project.
Loans to individuals include personal loans, student loans, and home improvement loans, as well as financing for automobiles and other vehicles. Such loans averaged $1.5 million in 2005, as compared with $5.6 million in 2004 and $6.3 million in 2003. The decrease in loans to individuals during 2005 was due to decreases in volumes of new personal loans (single-pay), and in part by declines in volumes of new automobile loans, as a result of aggressive marketing campaigns by automobile manufacturers, which was not sufficient to offset the repayment of existing loans.
Home equity loans, inclusive of home equity lines, as well as traditional secondary mortgage loans, have become popular with consumers due to their tax advantages over other forms of consumer borrowing. Home equity loans and secondary mortgages averaged $45.4 million in 2005, an increase of $3.5 million or 8.4 percent as compared with average home equity loans of $41.9 million in 2004. Interest rates on floating rate home equity lines are generally tied to the prime rate while most other loans to individuals, including fixed rate home equity loans, are medium-term (ranging between one-to-five years) and carry fixed interest rates. The decreases in home equity lines outstanding during 2005 was due in part to prime rate increases totaling 2.00 percentage points in reaction to the Federal Reserve’s increasing the Federal Funds target rate eight times which prompted consumers to seek fixed rate loans. The floating rate home equity lines became less attractive and consumers were prone to convert these loan balances into fixed rate loan products such as home equity loans and refinanced first mortgage loans or to simply pay them off.
At December 31, 2005, the Corporation had total lending commitments outstanding of $147.0 million, of which approximately 50.3 percent were for commercial loans, commercial real estate loans and construction loans.

Credit risks are an inherent part of the lending function. The Corporation has set in place specific policies and guidelines to limit credit risks. The following describes the Corporation’s credit management policy and describes certain risk elements in its earning assets portfolio.
Credit Management The maintenance of comprehensive and effective credit policies is a paramount objective of the Corporation. Credit procedures are enforced at each individual branch office and are maintained at the senior administrative level as well as through internal control procedures.
Prior to extending credit, the Corporation’s credit policy generally requires a review of the borrower’s credit history, repayment capacity, collateral and purpose of each loan. Requests for most commercial and consumer loans are to be accompanied by financial statements and other relevant financial data for evaluation. After the granting of a loan or lending commitment, this financial data is typically updated and evaluated by the credit staff on a periodic basis for the purpose of identifying potential problems. Construction financing requires a periodic submission by the borrowers of sales/leasing status reports regarding their projects, as well as, in some cases, inspections of the project sites by independent engineering firms and/or independent consultants. Advances are normally made only upon the satisfactory completion of periodic phases of construction.
Certain lending authorities are granted to loan officers based upon each officer’s position and experience. However, large dollar loans and lending lines are reported to and are subject to the approval of the Bank’s loan committees and/or board of directors. Loan committees are chaired by either the president or a senior officer of the Bank.
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
——————
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
It may be appropriate in individual cases to originate loans with loan-to-value ratios in excess of the supervisory loan-to-value limits, based on support provided by other credit factors. The President must approve such non-conforming loans. The Bank must identify all non-conforming loans and their aggregate amount must be reported at least quarterly to the Director’s Loan Committee. Non-conforming loans should not exceed 100% of capital, or 30% with respect to non 1 to 4 family residential loans.
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
The Corporation also seeks to minimize lending risk through loan diversification. The composition of the Corporation’s commercial loan portfolio reflects and is highly dependent upon the economy and industrial make-up of the region it serves. Effective loan diversification spreads risk to many different industries, thereby reducing the impact of downturns in any specific industry on overall loan profitability.
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
The Bank’s internal loan review process is complimented by an independent loan review conducted throughout the year, under the mandate and approval of the Corporation’s Board of Directors. In addition, regularly scheduled audits performed by the Bank’s internal audit function are designed to ensure the integrity of the credit and risk monitoring systems currently in place.
Risk Elements. Risk elements include non-performing loans, loans past due ninety days or more as to interest or principal payments but not placed on a non-accrual status, potential problem loans, other real estate owned, net, and other non-performing interest-earning assets.
Non-performing and Past Due Loans, OREO. Non-performing loans include non-accrual loans and troubled debt restructuring. Non-accrual loans represent loans on which interest accruals have been suspended. It is the Corporation’s general policy to consider the charge-off of loans when they become contractually past due ninety days or more as to interest or principal payments or when other internal or external factors indicate that collection of principal or interest is doubtful. Troubled debt restructurings represent loans on which a concession was granted to a borrower, such as a reduction in interest rate, which is lower than the current market rate for new debt with similar risks. At December 31, 2005, 2004, 2003, 2002 and 2001 the Corporation did not have any other real estate owned (OREO).
Loans accounted for on a non-accrual basis at December 31, 2005, 2004, 2003, 2002, and 2001, are as follows:

(Dollars in Thousands)	2005	2004	2003	2002	2001

Mortgage Real Estate	$87	$—	$—	$—	$—
Commercial	300	—	1	—	84
Installment	—	—	25	229	25
Total non-accrual loans	$387	$—	$26	$229	$109
The increase in non-accrual loans in 2005 is primary related to business loans acquired in the Acquisition of Red Oak Bank and were comprised of two commercial borrowers.
Accruing loans which are contractually past due 90 days or more as to principal or interest payments are as follows:

	December 31,
(Dollars in Thousands)	2005	2004	2003	2002	2001

Commercial	$179	$—	$—	$—	$—
Installment	—	—	—	—	8
Total accruing loans 90 days or more past due	$179	$—	$—	$—	$8
The increase in accruing loans 90 days or more past due consisted of one commercial loan.
There were no loans which are “troubled debt restructurings” as of the last day of each of the last five years.
In general, it is the policy of management to consider the charge-off of loans at the point that they become past due in excess of 90 days, with the exception of loans that are secured by cash or marketable securities or mortgage loans, which are in the process of foreclosure.
Other known “potential problem loans” (as defined by SEC regulations) as of December 31, 2005 have been identified and classified. Criticized loans have been risk rated as other assets especially mentioned. Such loans amounted to $299,850 at December 31, 2005. At December 31, 2005, there was a commercial loan secured by real-estate in the amount of $1.5 million that was past due in the 30- 89 days category and not classified as a problem loan.  Subsequent to December 31, 2005, the loan was brought current; however, the Corporation does not intend to renew the loan at its scheduled maturity on March 15, 2006, and expects to initiate foreclosure action.

With respect to concentrations of credit within the Corporation’s portfolio of credits at December 31, 2005, $38.1 million of the commercial loan portfolio or 15.6 percent of $243.8 million, represented outstanding working capital loans to various real estate developers. All but $12.1million of these loans are secured by mortgages on land and on buildings under construction.
For additional information regarding risk elements in the Corporation’s loan portfolio, see pages 28-30 of the 2005 Annual Report and Note 6 of the Notes to Consolidated Financial Statements included in the 2005 Annual Report.
III. Allowance for Loan Losses
Implicit in the lending function is the fact that loan losses will be experienced and that the risk of loss will vary with the type of loan being made, the creditworthiness of the borrower and prevailing economic conditions. The allowance for loan losses has been allocated below according to the estimated amount deemed to be reasonably necessary to provide for the possibility of losses being incurred within the following categories of loans at December 31, for each of the past five years. The table below shows, for three types of loans, the amounts of the allowance allocable to such loans and the percentage of such loans to total loans. The percentage of loans to total loans is based upon the classification of loans shown on page 8 of this report.

	Commercial		Real Estate Mortgage		Installment		Unallocated
(Dollars in Thousands)	Amount of Allowance	Loans to Total Loans %	Amount of Allowance	Loans to Total Loans %	Amount of Allowance	Loans to Total Loans %	Amount of Allowance	Total

2005	$3,453	48.2	$594	51.6	$55	0.2	$835	$4,937
2004	$2,561	39.8	$744	58.8	$8	1.4	$468	$3,781
2003	$1,763	38.6	$986	59.2	$80	2.2	$173	$3,002
2002	$1,846	45.8	$494	52.3	$46	1.9	$112	$2,498
2001	$877	42.5	$876	55.1	$297	2.4	$141	$2,191
Information regarding charge-offs and recoveries is incorporated by reference to page 29 of the 2005 Annual Report.
IV. Deposits
Information regarding average amounts/rates of deposits is incorporated by reference to pages 35 and 37 of the 2005 Annual Report. Information regarding the maturity of time certificates of deposit of $100,000 or more and other time certificates of deposit is presented in the table below as of December 31, 2005.

(Dollars in Thousands)	3 Months or Less	Over 3 Months Through 6 Months	Over 6 Months Through 12 Months	Over 12 Months	Total

Time certificates of deposit of $100,000 or greater	$123,994	$9,026	$10,786	$10,603	$154,409
Time certificates of deposit of less than $100,000	20,106	21,849	23,119	19,696	84,770
V. Return on Equity and Assets
Information regarding the return on average assets, return on average equity, the equity to assets ratio and dividend payout ratio is incorporated by reference to pages 1 and 23 of the 2005 Annual Report. Return on average assets was 0.69 percent, 0.81 percent and 0.74 percent for the years ended December 31, 2005, 2004, and 2003, respectively. The dividend payout ratio was 59.1, 42.5 percent and 47.0 percent for the years ended December 31, 2005, 2004 and 2003, respectively. Return on tangible average shareholders equity was 10.3 percent in 2005 compared with 13.7 percent in 2004 and 12.9 percent in 2003.
VI. Short-term Borrowings
Information regarding the amount outstanding of short-term borrowings is incorporated by reference to pages 38 and 59-60 of the 2005 Annual Report.

ITEM 1A – Risk Factors
An investment in the Parent’s common stock involves risks. Stockholders should carefully consider the risks described below, together with all other information contained in this Annual Report on Form 10-K, before deciding to purchase the Parent’s common stock. If any of the following risks actually occur, the Corporation’s business, financial condition or operating results may be harmed. In that case, the trading price of the Parent’s common stock may decline, and stockholders may lose part or all of their investment in the Parent’s common stock.
We are subject to interest rate risk and variations in interest rates may negatively impact our financial performance.
We are unable to predict actual fluctuations of market interest rates with complete accuracy. Rate fluctuations are affected by many factors, including:
•
inflation;
•
recession;
•
a rise in unemployment;
•
tightening money supply; and
•
domestic and international disorder and instability in domestic and foreign financial markets.
Changes in the interest rate environment may reduce profits. We expect that we will continue to realize income from the differential or “spread” between the interest we earn on loans, securities and other interest-earning assets, and the interest we pay on deposits, borrowings and other interest-bearing liabilities. Net interest spreads are affected by the difference between the maturities and repricing characteristics of interest-earning assets and interest-bearing liabilities. At present, we are somewhat vulnerable to increases in interest rates because if rates increase significantly, our interest-earning assets may not reprice as rapidly as our interest-bearing liabilities. Changes in levels of market interest rates could materially and adversely affect our net interest spread, asset quality, levels of prepayments and cash flows as well as the market value of our securities portfolio and overall profitability.
Union Center National Bank’s ability to pay dividends is subject to regulatory limitations which, to the extent that our holding company requires such dividends in the future, may affect our holding company’s ability to honor its obligations and pay dividends.
As a holding company, we are a separate legal entity from Union Center National Bank and its subsidiaries and do not have significant operations of our own. We currently depend on the Bank’s cash and liquidity to pay our operating expenses and dividends to shareholders. We cannot assure you that in the future the Bank will have the capacity to pay the necessary dividends and that we will not require dividends from the Bank to satisfy our obligations. The availability of dividends from the Bank is limited by various statutes and regulations. It is possible, depending upon our and the Bank’s financial condition and other factors, that bank regulators could assert that payment of dividends or other payments by the Bank are an unsafe or unsound practice. In the event that the Bank is unable to pay dividends, we may not be able to service our obligations as they become due, or pay dividends on our common stock. Consequently, the inability to receive dividends from the Bank could adversely affect our financial condition, results of operations, cash flows and prospects.
The Bank’s allowance for loan losses may not be adequate to cover actual losses.
Like all financial institutions, the Bank maintains an allowance for loan losses to provide for loan defaults and non-performance. If the Bank’s allowance for loan losses is not adequate to cover actual loan losses, future provisions for loan losses could materially and adversely affect our operating results. The Bank’s allowance for loan losses is determined by analyzing historical loan losses, current trends in delinquencies and charge-offs, plans for problem loan resolution, the opinions of its regulators, changes in the size and composition of the loan portfolio and industry information. The Bank also considers the impact of economic events, the outcome of which are uncertain. The amount of future losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates, that may be beyond our control, and these losses may exceed current estimates. Federal regulatory agencies, as an integral part of their examination process, review the Bank’s loans and allowance for loan losses. While we believe that the Bank’s allowance for loan losses in relation to its current loan portfolio is adequate to cover current losses, we cannot assure you that the Bank will not need to increase its allowance for loan losses or that regulators will not require it to increase this allowance. Either of these occurrences could materially and adversely affect our earnings and profitability.
The Bank is subject to various lending and other economic risks that could adversely impact our results of operations and financial condition.
Changes in economic conditions, particularly an economic slowdown, could hurt the Bank’s business. The Bank’s business is directly affected by political and market conditions, broad trends in industry and finance, legislative and regulatory changes, changes in governmental monetary and fiscal policies and inflation, all of which are beyond our control. A deterioration in economic conditions, particularly within New Jersey, could result in the following consequences, any of which could hurt our business materially:
•
loan delinquencies may increase;
•
problem assets and foreclosures may increase;
•
demand for our products and services may decline; and
•
collateral for loans made by the Bank may decline in value, in turn reducing the Bank’s clients’ borrowing power.
A downturn in the real estate market could hurt our business. If there is a significant decline in real estate values in New Jersey, the collateral for the Bank’s loans will provide less security. As a result, the Bank’s ability to recover on defaulted loans by selling the underlying real estate would be diminished, and the Bank would be more likely to suffer losses on defaulted loans.
The Bank may suffer losses in its loan portfolio despite its underwriting practices.
The Bank seeks to mitigate the risks inherent in its loan portfolio by adhering to specific underwriting practices. Although we believe that the Bank’s underwriting criteria are appropriate for the various kinds of loans that it makes, the Bank may incur losses on loans that meet its underwriting criteria, and these losses may exceed the amounts set aside as reserves in its allowance for loan losses.
The Bank faces strong competition from other financial institutions, financial service companies and other organizations offering services similar to the services that the Bank provides.
Many competitors offer the same types of loans and banking services that the Bank offers or similar types of such services. These competitors include other national banks, savings associations, regional banks and other community banks. The Bank also faces competition from many other types of financial institutions, including finance companies, brokerage firms, insurance companies, credit unions, mortgage banks and other financial intermediaries. In this regard, the Bank’s competitors include other state and national banks and major financial companies whose greater resources may afford them a marketplace advantage by enabling them to maintain numerous banking locations, offer a broader suite of services and mount extensive promotional and advertising campaigns. Our inability to compete effectively would adversely affect our business.
If we do not successfully integrate the bank which we recently acquired or other entities that we may acquire in the future, the combined company may be adversely affected.
The success of our enterprise after our recent acquisition of Red Oak Bank and after other acquisitions that we may consummate in the future will depend, in part, on our ability to integrate the acquired entities into our existing franchise, including our ability to centralize certain administrative functions and eliminate unnecessary duplication of other functions. We may experience difficulties in accomplishing this integration or in effectively managing the combined company. Any actual cost savings or revenue enhancements that we may anticipate will depend on future expense levels and operating results, the timing of certain events and general industry, regulatory and business conditions. Many of these events will be beyond our control, and we cannot provide assurances that the integration of Red Oak Bank or other businesses that we may acquire will be successful.
ITEM 1B – Unresolved Staff Comments
None

ITEM 2 – Properties
The Bank’s operations are located at five sites in Union Township, one in Springfield Township, one in Berkeley Heights, one in Vauxhall and one in Summit, Union County, New Jersey. The Bank also has one site in Madison, and three sites in Morristown, Morris County, New Jersey. The principal office is located at 2455 Morris Avenue, Union, Union County, New Jersey. The principal office is a two story building constructed in 1993. On October 9, 2004, the Bank opened a 19,555 square foot office facility on Springfield Road in Union New Jersey, which serves as the Bank’s Operations and Data Center. On October 1, 2004 the Corporation signed an agreement to purchase premises at 44 North Avenue Cranford, New Jersey to be used to construct a full service branch facility. On October 28, 2005 the Corporation signed an agreement to lease a branch facility to be constructed at 209 Ridgedale Avenue, Florham Park New Jersey.
Six of the locations are owned by the Bank and six of the locations are leased by the Bank. The lease of the Five Points Branch located at 356 Chestnut Street, Union, New Jersey expires November 30, 2007 and is subject to renewal at the Bank’s option. The lease of the Career Center Branch located in Union High School expires October 31, 2008. The lease of the Madison office located at 300 Main Street, Madison, New Jersey expires June 6, 2010 and is subject to renewal at the Bank’s option. The lease of the Millburn Mall Branch located at 2933 Vauxhall Road, Vauxhall, New Jersey expires January 31, 2013 and is subject to renewal at the Bank’s option. The lease of the Morristown office located at 86 South Street, Suite 2A, Morristown, New Jersey expires February 28, 2008 and is subject to renewal at the Bank’s option. The lease on the Red Oak banking Center located at 190 Park Avenue, Morristown New Jersey expires October 28, 2015 and is subject to renewal at the Bank’s option. The lease of the Summit branch located at 392 Springfield Avenue, Summit, New Jersey expires March 31, 2009 and is subject to renewal at the Bank’s option. The lease for the Boonton/Mountain Lakes office (currently under construction) located at Ely Place, Boonton New Jersey expires 15 years from the commencement or date of occupancy (projected to be the third quarter of 2006) and is subject to renewal at the Bank’s option. In 2005 the Corporation signed an agreement to lease a Bank branch to be built at 209 Ridgedale Avenue, Florham Park, New Jersey Florham Park, New Jersey. (See page 75 of the 2005 Annual Report for a complete listing of all branches and locations. The Drive In/Walk Up located at 2022 Stowe Street, Union, New Jersey is adjacent to a part of the Center Office facility.) The Bank has five off-site ATM locations. One at Union Hospital, 100 Galloping Hill Road, Union, New Jersey, Three at New Jersey Transit stations; Union Train Station located on Green Lane in Union, New Jersey, Madison Train Station, Kings Road and Maple Avenue, Madison New Jersey, Chatham Train Station Main Street and Elmwood Avenue, Chatham New Jersey and one location at the Boys and Girls Club of Union, 1050 Jeanette Avenue, Union, New Jersey.
ITEM 3 – Legal Proceedings
There are no significant pending legal proceedings involving the Parent Corporation or Bank other than those arising out of routine operations. Management does not anticipate that the ultimate liability, if any, arising out of such litigation will have a material effect on the financial condition or results of operations of the Parent Corporation and Bank on a consolidated basis. Such statement constitutes a forward-looking statement under the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from this statement as a result of various factors, including the uncertainties arising in proving facts within the judicial process.
ITEM 4 – Submission of Matters to a Vote of Security Holders
The Corporation had no matter submitted to a vote of security holders during the fourth quarter of 2005.

ITEM 4A – Executive Officers
The following table sets forth the name and age of each executive officer of the Parent Corporation, the period during which each such person has served as an officer of the Parent Corporation or the Bank and each such person’s business experience (including all positions with the Parent Corporation and the Bank) for the past five years:

Name and Age	Officer Since	Business Experience

John J. Davis	1982 the Parent Corporation	President & Chief Executive Officer
Age - 63	1977 the Bank	of the Parent Corporation and the Bank

Anthony C. Weagley	1996 the Parent Corporation	Vice President & Treasurer of the Parent Corporation
Age - 44	1985 the Bank	Senior Vice President & Cashier (1996-Present),
Vice President & Cashier (1991 - 1996) and
Assistant Vice President (1991-1997) of the Bank

Charles E. Nunn	2004 the Parent Corporation:	Vice President of the Parent Corporation and
Age - 53	2004 the Bank	Senior Vice President of the Bank (2004-Present)
Senior Vice President of UnitedTrust Bank (1996-2004)

John F. McGowan	1998 the Parent Corporation	Vice President of the Parent Corporation
Age - 59	1996 the Bank	Senior Vice President (1998-Present) of the Bank

Lori A. Wunder	1998 the Parent Corporation	Vice President of the Parent Corporation
Age - 41	1995 the Bank	Senior Vice President (1998-Present)
Vice President (1997-1998)
Assistant Vice President (1996-1997) and
Assistant Cashier (1995-1996) of the Bank

Julie D’Aloia	1999 the Parent Corporation	Vice President & Secretary (2001-Present) and
Age - 44		Corporate Secretary (1998-2000) of the Parent
	1998 the Bank	Corporation Senior Vice President & Secretary (2001-
Present) Assistant-To-The-President of the Bank and
Corporate Secretary (1995-1998) of the Bank

Mark S. Cardone	2001 the Parent Corporation	Vice President of the Parent Corporation
Age - 42	2001 the Bank	Senior Vice President & Branch Administrator
of the Bank (2001 - Present)
Vice President of Fleet Bank (1996-2001)

PART II
ITEM 5 – Market Information for the Registrant’s Stock and Related Stockholder Matters
The information required by Item 5 of Form 10-K appears on page 41 of the 2005 Annual Report to shareholders (the “2005 Annual Report”) and is incorporated herein by reference. As of December 31, 2005 there were 767 holders of record of the Parent Corporation’s Common Stock.
The following table gives information about the Corporation’s Common Stock that may be issued upon the exercise of options, warrants and rights under the Corporation’s 1999 Incentive Plan, 1993 Employee Stock Option Plan, 1993 Outside Director Stock Option Plan and 2003 Non-Employee Director Stock Option Plan as of December 31, 2005. These plans were the Corporation’s only equity compensation plans in existence as of December 31, 2005.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)

Equity Compensation Plans Approved by Shareholders	377,894	$5.41 - $15.88	703,955

Equity Compensation Plans Not Approved by Shareholders	—	—	—

Total	377,894	$5.41 - $15.88	703,955
In addition, in connection with the corporation’s acquisition of Red Oak Bank, the Corporation converted options covering 56,266 shares of Red Oak Bank common stock into options covering 54,514 shares of the corporations common stock with a weighted average exercise price of $8.39.
ITEM 6 – Selected Financial Data
The information required by Item 6 of Form 10-K appears on pages 18 and 19 of the 2005 Annual Report and is incorporated herein by reference.
ITEM 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations
The information required by Item 7 of Form 10-K appears on pages 20 through 42 of the 2005 Annual Report and is incorporated herein by reference.
ITEM 7A – Quantitative and Qualitative Disclosures About Market Risk
The information required by Item 7A of Form 10-K appears on pages 34 through 36 of the 2005 Annual Report and is incorporated herein by reference.
ITEM 8 – Financial Statements and Supplementary Data
The information required by Item 8 of Form 10-K appears on pages 43 through 46 of the 2005 Annual Report and is incorporated herein by reference.
ITEM 9 – Changes In and Disagreements with Accountants on Accounting and Financial Disclosures
None

ITEM 9A – Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
The Corporation maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its reports filed or submitted pursuant to the Securities Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that information required to be disclosed by the Corporation in its Exchange Act reports is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
Under the supervision and with the participation of its management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, the Corporation evaluated the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e) as of December 31, 2005. Based upon that evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures were not effective as of such date due to the material weakness described below in Management’s Report on Internal Control Over Financial Reporting (Item 9A(b)).
As a consequence of the material weakness noted above, the Corporation applied other procedures designed to improve the reliability of its accounting for income taxes. Based on these other procedures, management (i) believes that the consolidated financial statements included in this report, as well as the Corporation’s financial statements for each quarter in 2005, as previously reported, are fairly stated in all material respects and (ii) does not believe that the material weakness will result in any adjustments to previously released financial statements.
(b) Management’s Report on Internal Control Over Financial Reporting
The Corporation’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) of the Exchange Act. The Corporation’s internal control system is a process designed to provide reasonable assurance to the Corporation’s management, Board of Directors and shareholders regarding the reliability of financial reporting and the preparation and fair presentation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.
Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles and that receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Corporation; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Corporation’s assets that could have a material effect on our financial statements.
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
As part of the Corporation’s program to comply with Section 404 of the Sarbanes-Oxley Act of 2002, our management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2005. In making this assessment, management used the control criteria framework of the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission published in its report entitled Internal Control - Integrated Framework. Based on the Corporation’s assessment, a material weakness was identified in the Corporation’s internal control over financial reporting.
A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As a result of its assessment, the Corporation has identified a material weakness in internal control over financial reporting as of December 31, 2005 related to accounting for income taxes. Specifically, the Corporation did not employ an adequate number of skilled personnel in its tax department to prepare the reconciliation of internal tax schedules to the general ledger and supporting documentation in a timely manner, and there was inadequate and ineffective analysis and management review of the relevant documentation supporting the deferred tax accounts related to the accounting for an acquisition of a business. As a result, material misstatements were identified in the Corporation’s deferred tax assets and liabilities and income tax expense accounts that were corrected prior to the issuance of the 2005 consolidated financial statements. Further, there was more than a remote likelihood that a material misstatement of the Corporation’s interim or annual financial statements would not be prevented or detected.
Because of the material weakness described above, management concluded that the Corporation’s internal control over financial reporting was not effective as of December 31, 2005. The independent registered public accounting firm that audited the Corporation’s consolidated financial statements has issued an audit report on management's assessment of, and the effectiveness of, the Corporation's internal control over financial reporting as of December 31, 2005. This report appears in Item 9A(c).
(c) Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Center Bancorp, Inc.
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting (Item 9A(b)) that Center Bancorp, Inc. and subsidiaries (the Corporation) did not maintain effective internal control over financial reporting as of December 31, 2005, because of the effect of a material weakness identified in management’s assessment, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Corporation’s internal control over financial reporting based on our audit.
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
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As a result of its assessment, the Corporation has identified a material weakness in internal control over financial reporting as of December 31, 2005 related to accounting for income taxes. Specifically, the Corporation did not employ an adequate number of skilled personnel in its tax department to prepare the reconciliation of internal tax schedules to the general ledger and supporting documentation in a timely manner, and there was inadequate and ineffective analysis and management review of the relevant documentation supporting the deferred tax accounts related to the accounting for an acquisition of a business. As a result, material misstatements were identified in the Corporation’s deferred tax assets and liabilities and income tax expense accounts. Further, there was more than a remote likelihood that a material misstatement of the Corporation’s interim or annual financial statements would not be prevented or detected.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of condition of Center Bancorp, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the years in the three year period ended December 31, 2005. The aforementioned material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2005 consolidated financial statements, and this report does not affect our report dated March 8, 2006, which expressed an unqualified opinion on those consolidated financial statements.
In our opinion, management’s assessment that the Corporation did not maintain effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, the Corporation has not maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
(d) Changes in Internal Controls Over Financial Reporting
There were no changes in the Corporation’s internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the last fiscal quarter of the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting, except as described below. Subsequent to December 31, 2005, the Corporation has taken and will take various corrective actions to remediate the material weakness noted above. By their nature, such actions require a period of time to become fully effective. These remedial actions are as follows:
•
the Corporation will hire additional staff in the first quarter of 2006;
•
the Corporation has increased its use, and will further increase its use, of third-party tax service providers for the more complex areas of the Corporation’s income tax accounting; and
•
the Corporation has increased the formality and rigor to controls and procedures over accounting for income taxes.
ITEM 9B – Other Information
None

PART III
ITEM 10 – Directors of the Registrant
Except as set forth in the next paragraph the Corporation responds to this item by incorporating herein by reference the material responsive to such item in the Corporation’s definitive proxy statement for its 2006 Annual Meeting of Stockholders.
The Corporation maintains a code of ethics applicable to the Corporation’s chief executive officer, senior financial professional personnel (including the Corporation’s chief financial officer, principal accounting officer or controller and persons performing similar transactions), all other executive officers and all directors. The Corporation also maintains a code of conduct applicable to all other employees. Copies of both coeds were filed as exhibits to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003. The corporation will provide copies of such codes to any person without charge, upon request to Anthony C. Weagely, Vice President and Treasurer, Center Bancorp, Inc., 2455 Morris Avenue, Union, NJ 07083.
ITEM 11 – Executive Compensation
The Corporation responds to this item by incorporating herein by reference the material responsive to such item in the Corporation’s definitive proxy statement for its 2006 Annual Meeting of Stockholders.
ITEM 12 – Security Ownership of Certain Beneficial Owners and Management
The Corporation responds to this item by incorporating herein by reference the material responsive to such item in the Corporation’s definitive proxy statement for its 2006 Annual Meeting of Stockholders.
ITEM 13 – Certain Relationships and Related Transactions
The Corporation responds to this item by incorporating herein by reference the material responsive to such item in the Corporation’s definitive proxy statement for its 2006 Annual Meeting of Stockholders.
ITEM 14 – Principal Accountant Fees and Services
The Corporation responds to this item by incorporating herein by reference the material responsive to such item in the Corporation’s definitive proxy statement for its 2006 Annual Meeting of Stockholders.

PART IV
ITEM 15 – Exhibits and Financial Statement Schedules
(a) (2) Financial Statement Schedules
All Schedules have been omitted as inapplicable, or not required, or because the required information is included in the Consolidated Financial Statements or the notes thereto.
(a) (3) Exhibits

2.1
Amended and Restated Agreement and plan of Merger dated as of December 17, 2004, by and between the Registrant and Red Oak Bank, is incorporated by reference to the Registrants Current Report on Form 8-K dated March 8, 2005.

3.1	Certificate of Incorporation of the Registrant is incorporated by reference to exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.
3.2	By-Laws of the Registrant is incorporated by reference to exhibit 3.2 to the Registrant’s Annual Report on Form 10K for the year ended December 31, 1998.
10.1
Employment agreement between the Registrant and John F. McGowan, dated as of January 1, 1999, is incorporated by reference to exhibit 10.1 to the registrants Annual Report on From 10-K for the year ended December 31, 2004.

10.2	Employment agreement between the Registrant and John J. Davis is incorporated by reference to exhibit 10.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1995.
10.3	The Registrant’s 1993 Employee Stock Option Plan is incorporated by reference to exhibit 10.3 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1993.
10.4	The Registrant’s 1993 Outside Director Stock Option Plan is incorporated by reference to exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1993.
10.5	Supplemental Executive Retirement Plans (“SERPS”) are incorporated by reference to exhibit 10.5 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994.
10.6	Executive Split Dollar Life Insurance Plan is incorporated by reference to exhibit 10.5 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994.

10.7
Employment agreement between the Registrant and Anthony C. Weagley, dated as of January 1, 1996 is incorporated by reference to exhibit 10.7 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1995.

10.8
Employment agreement between the Registrant and Lori A. Wunder, dated as of January 1, 1999 is incorporated by reference to exhibit 10.8 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001.

10.9	Change in Control Agreement between the Registrant and Charles E. Nunn, Jr., dated February 6, 2006, is incorporated by reference to the Registrants Current Report on Form 8-K dated February 8, 2006.
10.10	Directors’ Retirement Plan is incorporated by reference to exhibit 10.10 to the Registrant’s Annual Report on Form 10K for the year ended December 31, 1998.
10.11	Center Bancorp, Inc. 1999 Stock Incentive Plan is incorporated by reference to exhibit 10.11 to the Registrant’s Annual Report on Form 10K for the year ended December 31, 1999.
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

10.15
Registrant’s Placement Agreement dated December 12, 2003 with Sandler O’Neill & Partners, L.P. to issue and sell $5 million aggregate liquidation amount of floating rate MMCapS(SM) Securities is incorporated by reference to Exhibit 10.15 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.

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

10.22	The Registrant’s 2003 Non-Employee Director Stock Option Plan is incorporated by reference to Exhibit C to the Registrant’s proxy statement for its 2004 annual meeting of shareholders.
10.23
Employment Agreement between the Registrant and Julie D’Aloia, dated as of January 1, 2001. Is incorporated by reference to exhibit 10.23 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.

10.24
Employment Agreement between the Registrant and Mark S. Cardone, dated as of January 1, 2003, is incorporated by reference to exhibits 10.24 to the Registrants Annual Report o Form 10-K for the year ended December 31, 2005.

10.25
Stock Purchase Agreement, dated June 30, 2005, relating to a June 2005 private placement of securities, is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated June 30, 2005.

10.26
Registration Rights Agreement, dated June 30, 2005, relating to securities issued in a June 2005 private placement of securities, is incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated June 30, 2005.

11.1	Statement regarding computation of per share earnings is omitted because the computation can be clearly determined from the material incorporated by reference in this Report.
13.1	Parts of Registrant’s Annual Report to Shareholders for the year ended December 31, 2005.
14.1	Code of Ethics is incorporated by reference to Exhibit 14.1 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.
21.1	Subsidiaries of the Registrant.
23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Power of Attorney.
31.1	Personal certification of the chief executive officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Personal certification of the chief financial officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Personal certification of the chief executive officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Personal certification of the chief financial officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Code of conduct is incorporated by reference to Exhibit 99.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Center Bancorp Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTER BANCORP, INC.

Dated March 15, 2006	/s/ JOHN J. DAVIS
John J. Davis
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, in the capacities described below on March xx, 2005.

/s/ ALEXANDER BOL *	/s/ HUGO BARTH, III *
Alexander A. Bol	Hugo Barth, III
Director and Chairman of the Board	Director

/s/ JOHN J. DAVIS	/s/ DONALD G. KEIN *
John J. Davis	Donald G. Kein
President and Chief Executive Officer	Director
and Director

/s/ JAMES J. KENNEDY *	/s/ HERBERT SCHILLER *
James J. Kennedy	Herbert Schiller
Director	Director

/s/ PAUL LOMAKIN, JR. *	/s/ NORMAN F. SCHROEDER *
Paul Lomakin, Jr.	Norman F. Schroeder
Director	Director

/s/ EUGENE V. MALINOWSKI *	/s/ BRENDA CURTIS *
Eugene V. Malinowski	Brenda Curtis
Director	Director

/s/ KENNETH W. BATTIATO*	/s/ STEPHEN J. LaMONT*
Kenneth W. Battiato	Stephen J. LaMont
Director	Director

/s/ WILLIAM THOMPSON *	/s/ JOHN DeLANEY*
William Thompson	John DeLaney
Director	Director

* /s/ ANTHONY C. WEAGLEY	/s/ ANTHONY C. WEAGLEY
Anthony C. Weagley	Anthony C. Weagley
Attorney-in-Fact	Vice President & Treasurer (Chief Accounting and Financial Officer)