Form 10-Q
period 2006-03-31
CENTER BANCORP INC
filed 2006-05-10
CIK 712771

UNITED STATES OF AMERICA
SECURITIES & EXCHANGE COMMISSION
Washington, D.C. 20549
——————
FORM 10-Q
——————
☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2006
OR
☐      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period From ______ to ______
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
Yes  ☒                          No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filler” (in Rule 12b-12 of the Exchange Act).

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐                          No  ☒

Common stock, no par value:	13,436,825
(Title of Class)	(Outstanding at April 30, 2006)

CENTER BANCORP, INC.
INDEX TO FORM 10-Q

		Page

PART I. — FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Statements of Condition at March 31, 2006 (unaudited) and December 31, 2005 (audited)	4
	Consolidated Statements of Income for the three months ended March 31, 2006 and 2005 (unaudited)	5
	Consolidated Statements of Changes in Stockholder’s Equity for the three months ended March 31, 2006 and 2005 (unaudited)	6
	Consolidated Statements of Cash Flows for the three months ended March 31, 2006 and 2005 (unaudited)	7
	Notes to Consolidated Financial Statements	8 – 13
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14 – 29
Item 3.	Qualitative and Quantitative Disclosures about Market Risks	29
Item 4.	Controls and Procedures	29

PART II. — OTHER INFORMATION
Item 1.	Legal Proceedings	30
Item 4.	Submission of Matters to a Vote of Securities Holders	30
Item 6.	Exhibits	31
Signatures		32
Certifications		33 – 36

PART I — FINANCIAL INFORMATION
The following unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and, accordingly, do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2006, or for any other interim period. The Center Bancorp, Inc. 2005 Annual Report on Form 10-K should be read in conjunction with these statements.

Item 1 — Financial Statements
CENTER BANCORP, INC.
CONSOLIDATED STATEMENTS OF CONDITION

	March 31, 2006	December 31, 2005
	(unaudited)	(audited)
ASSETS
Cash and due from banks	$21,957	$19,343
Federal funds sold and securities purchased under agreement to resell	—	—
Total cash and cash equivalents	21,957	19,343
Investment securities held to maturity (approximate market value of $137,642 in 2006 and $140,628 in 2005)	138,109	140,514
Investment securities available-for-sale	270,028	388,170
Total investment securities	408,137	528,684
Loans, net of unearned income	500,567	505,826
Less – Allowance for loan losses	4,936	4,937
Net Loans	495,631	500,889
Premises and equipment, net	18,259	18,343
Accrued interest receivable	5,105	5,875
Bank owned life insurance	18,770	18,588
Other Assets	6,138	5,670
Goodwill and other intangible assets	17,406	17,437
Total assets	$991,403	$1,114,829
LIABILITIES
Deposits:
Non-interest bearing	$141,442	$139,911
Interest-bearing
Certificate of deposit $100,000 and over	124,207	154,409
Interest-bearing transactions, savings and time deposits $100,000 and less	386,752	406,281
Total deposits	652,401	700,601
Overnight Federal funds and securities sold under agreement to repurchase	45,947	98,193
Short-term borrowings	4,900	23,900
Long-term borrowings	170,776	171,870
Subordinated debentures	15,465	15,465
Accounts payable and accrued liabilities	3,583	5,311
Total liabilities	893,072	1,015,340
SHAREHOLDERS’ EQUITY
Preferred Stock, no par value:
Authorized 5,000,000 shares; none issued	—	—
Common stock, no par value:
Authorized 20,000,000 shares; issued and outstanding 14,467,962 shares in 2006 and 2005, respectively	65,592	65,592
Additional paid in capital	3,848	3,787
Retained earnings	36,170	38,453
Treasury stock at cost (1,031,137 and 1,036,334 shares in 2006 and 2005, respectively)	(3,683)	(3,701)
Accumulated other comprehensive loss	(3,596)	(4,642)
Total stockholders’ equity	98,331	99,489
Total liabilities and stockholders’ equity	$991,403	$1,114,829

See accompanying notes to consolidated financial statements.

CENTER BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended March 31,
(in thousands, except per share data)	2006	2005
	(unaudited)
Interest income:
Interest and fees on loans	$7,361	$5,033
Interest and dividends on investment securities:
Taxable	4,489	4,488
Tax-exempt	1,016	973
Dividends	355	450
Interest on Federal funds sold and securities purchased under agreement to resell	10	12
Total interest income	13,231	10,956
Interest expense:
Interest on certificates of deposit $100,000 and over	1,349	999
Interest on other deposits	2,070	1,560
Interest on borrowings	3,412	1,982
Total interest expense	6,831	4,541
Net interest income	6,400	6,415
Provision for loan losses	—	—
Net interest income after provision for loan losses	6,400	6,415
Other income:
Service charges, commissions and fees	438	495
Other income	119	95
Annuity and Insurance	52	42
Bank owned life insurance	181	183
(Loss) gain on securities sold	(3,655)	13
Total other income	(2,865)	828
Other expense:
Salaries and employee benefits	3,282	2,877
Occupancy, net	606	570
Premises and equipment	448	458
Stationery and printing	211	121
Marketing and advertising	114	172
Other	1,540	1,141
Total other expense	6,201	5,339
(Loss) income before income tax (benefit) expense	(2,666)	1,904
Income tax (benefit) expense	(1,599)	159
Net (loss) income	(1,067)	1,745
Earnings (loss) per share:
Basic	(0.08)	0.17
Diluted	(0.08)	0.17
Weighted average common shares outstanding:
Basic	13,435,226	10,432,315
Diluted	13,435,226	10,477,434

See accompanying notes to consolidated financial statements.

CENTER BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity

Balance – December 31, 2004	$30,441	$4,477	$36,973	$(3,775)	$527	$68,643
Cash dividend	—	—	(895)	—	—	(895)
Issuance of common stock	139	—	(6)	—	—	133
Exercise of stock options	—	222	—	54	—	276
Net income	—	—	1,745	—	—	1,745
Unrealized holding loss on securities arising during the period (net of tax benefit of $1,560)	—	—	—	—	(3,028)
Less reclassification adjustment for gains included in net income (net of tax of $5)	—	—	—	—	8
Net unrealized holding loss on securities arising during the period (net of tax benefit of $1,566)	—	—	—	—	(3,020)	(3,020)
Total comprehensive (loss) Income	—	—	—	—	—	(1,275)
Balance, March 31, 2005	$30,580	$4,699	$37,817	$(3,721)	$(2,493)	$66,882

Balance – December 31, 2005	$65,592	$3,787	$38,453	$(3,701)	$(4,642)	$99,489
Cash dividend	—	—	(1,210)	—	—	(1,210)
Issuance of common stock	—	—	(6)	—	—	(6)
Exercise of stock options	—	31	—	18	—	49
Stock-based compensation	—	30	—			30
Net income/(loss)	—	—	(1,067)	—	—	(1,067)
Unrealized holding gain on securities arising during the period (net of tax of $(760))	—	—	—	—	(1,138)
Less reclassification adjustment for losses included in net loss (net of tax of ($1,471))	—	—	—	—	(2,184)
Net unrealized holding loss on securities arising during the period (net of tax of ($711))	—	—	—	—	1,046	1,046
Total comprehensive (loss) income	—	—	—	—	—	(21)
Balance, March 31, 2006	$65,592	$3,848	$36,170	$(3,683)	$(3,596)	$98,331

See accompanying notes to consolidated financial statements.

CENTER BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOW

	Three Months Ended March 31,
(dollars in thousands)	2006	2005
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(1,067)	$1,745
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	431	405
Stock-based compensation expense	30	—
Losses (gains) on sales of investment securities available-for-sale	3,655	(13)
Decrease (increase) in accrued interest receivable	770	(649)
Increase in other assets	(480)	(258)
Decrease in other liabilities	(1,591)	(2,105)
Increase in cash surrender value of bank owned life insurance	(181)	(183)
Amortization of premium and accretion of discount on investment securities, net	96	117
Net cash provided by (used in) operating activities	1,663	(941)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of investment securities available-for-sale	28,761	114,653
Proceeds from maturities, calls and paydowns of securities held to maturity	2,358	4,413
Purchase of FHLB and FRB Stock, net	2,703	235
Proceeds from sales of investment securities available-for-sale	86,625	20,316
Purchase of securities available-for-sale	(2,731)	(104,256)
Purchase of securities held to maturity	—	(33,417)
Net decrease (increase) in loans	5,258	(6,329)
Property and equipment expenditures, net	(316)	(340)
Net cash provided by (used in) investing activities	122,658	(4,725)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in deposits	(48,200)	(6,288)
Net (decrease) increase in short-term borrowings	(30,246)	35,125
Proceeds from FHLB advances	—	45,420
Payment on FHLB advances	(42,094)	(55,420)
Dividends paid	(1,210)	(895)
Proceeds from issuance of common stock and stock options	43	415
Net cash (used in) provided by financing activities	(121,707)	18,357
Net increase in cash and cash equivalents	2,614	12,691
Cash and cash equivalents at beginning of period	19,343	12,033
Cash and cash equivalents at end of year	$21,957	$24,724
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid on deposits and short term borrowings	$6,712	$4,295
Income taxes paid	$41	$194

See accompanying notes to consolidated financial statements.

CENTER BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 — Summary of Significant Accounting Policies
Principles of Consolidation
The consolidated financial statements of Center Bancorp, Inc. (the “Corporation”) are prepared on the accrual basis and include the accounts of the Corporation and its wholly owned subsidiary, Union Center National Bank (the “Bank”). All significant inter-company accounts and transactions have been eliminated from the accompanying consolidated financial statements.
Business
The Corporation is a bank holding company whose principal activity is the ownership and management of Union Center National Bank. The Bank provides a full range of banking services to individual and corporate customers through branch locations in Union and Morris Counties, New Jersey. Additionally, the Bank originates residential mortgage loans and services such loans for others. The Bank is subject to competition from other financial institutions and the regulations of certain Federal and state agencies and undergoes periodic examinations by those regulatory authorities.
Basis of Financial Statement Presentation and Use of Estimates
The consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the dates of the statement of condition and revenues and expenses for the reported periods. Actual results could differ significantly from those estimates.
In the opinion of Management, all adjustments necessary for a fair presentation of the Corporation’s financial condition and results of operations for the interim periods have been made. Such adjustments are of a normal recurring nature. Certain reclassifications have been made for 2005 to conform to the classifications presented in 2006. Results for the period ended March 31, 2006 are not necessarily indicative of results for any other interim period or for the entire fiscal year. Reference is made to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005 for information regarding accounting principles.
Stock-Based Compensation
Effective January 1, 2006, the Corporation adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123R using the modified prospective transition method and therefore has not restated results for prior periods. Under this transition method, stock-based compensation expense for the first quarter of 2006 includes compensation expense for all stock-based compensation awards granted to, but not yet vested, as of December 31, 2005 based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 “Accounting for stock-based compensation”. The stock-based compensation expense for all stock-based compensation awards granted after that date is based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. The Corporation will recognize these expenses on a straight-line method over the requisite service period of the stock award, which is the vesting term. Prior to the adoption of SFAS 123R, the Corporation recognized stock-based compensation expense in accordance with APB 25. In March of 2005, the Securities and Exchange Commission (the “SEC”) issued a Staff Accounting Bulletin No. 107 (“SAB 107”) regarding the SEC’s interpretation of SFAS 123R and the valuation of share-based payments for public companies. The Corporation has applied the provisions of SAB 107 in its adoption of SFAS 123R. See Note 3 of the Consolidated Financial Statements for a further discussion.
Note 2 — Acquisitions
The Corporation completed the acquisition of Red Oak Bank as of the close of business on May 20, 2005. Pursuant to the terms of the Agreement and Plan of Merger, 50% of Red Oak Bank’s common stock was converted into Center Bancorp, Inc. common stock at an exchange rate of .9227 Center Bancorp, Inc. shares per each Red Oak

CENTER BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 2 — Acquisitions – (continued)
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
The acquisition was accounted for as a purchase and the excess cost over the fair value of net assets acquired (“goodwill”) in the transaction was $14.7 million. Under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, goodwill is not being amortized in connection with this transaction and the goodwill will not be deductible for income tax purposes. The Corporation also recorded a core deposit intangible of $702,617 in connection with the acquisition, which is being amortized on a 10-year sum of the digits method. The amortization of premiums and discounts resulting from the fair value adjustments of assets and liabilities amounted to approximately $323,342 for the year ended December 31, 2005. The results of operations for 2005 include Red Oak Bank’s results of operations from May 20, 2005 forward.
Note 3 — Stock-Based Compensation
At March 31, 2006, the Corporation maintained a number of stock-based compensation plans that new grants could be issued from. The Corporation’s Stock Option Plans permit Center Bancorp, Inc.’s common stock to be issued to key employees and directors of the Corporation and the Bank. The options and/or awards made under the plans are intended to be Incentive Stock Options, Non-qualified Stock Options or Restricted Awards. Under the 1999 Employee Stock Incentive Plan, an aggregate of 217,284 shares remain available under the plan and are authorized for issuance. Under the 2003 non-employee director stock option plan, an aggregate of 486,670 shares remain available under the plan and are authorized for issuance. Such shares may be Treasury shares, newly issued or a combination thereof. These plans also authorize the use of restricted stock awards.
The total compensation expense related to these plans was $29,521 for the three months ended March 31, 2006. Prior to December 31, 2005, the Corporation accounted for those plans under the recognition and measurement provisions of APB 25. Accordingly, the Corporation generally recognized compensation expense only when it granted options with a discounted exercise price. As a result during that period, no stock-based employee compensation expense or any resulting compensation expense was recognized ratably over the associated service period, which was generally the option vesting term.
Prior to December 31, 2005, the Corporation provided pro forma disclosure amounts in accordance with SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (“SFAS 148”), as if the fair value method defined by SFAS 123 had been applied to its stock-based compensation.
Effective January 1, 2006, the Corporation adopted the fair value recognition provisions of SFAS 123R, using the modified prospective transition method and therefore has not restated prior period results. Under this transition method, stock-based compensation expense for the first quarter of fiscal 2006 included compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of, December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. Stock-based compensation expense for all share-based payment awards granted after December 31, 2005 is based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. The Corporation recognizes these compensation costs net of a forfeiture rate and recognizes the compensation costs for only those shares expected to vest on a straight-line basis over the requisite service period of the award, which is generally the option vesting term of 3 years. The Corporation estimated the forfeiture rate for the first quarter of fiscal 2006 based on its historical experience during the preceding seven fiscal years.

CENTER BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 3 — Stock-Based Compensation – (continued)
As a result of adopting SFAS 123R, the impact to the Consolidated Financial Statements for the three months ended March 31, 2006, for income before income taxes and net income was $29,521 and $17,730 lower, respectively. There was no impact on either basic or diluted earnings per share for the three months ended March 31, 2006. Upon the adoption of SFAS 123R, tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options are classified as financing cash flows.
The pro forma table below reflects net earnings and basic and diluted net earnings per share for the first quarter of fiscal 2005, had the Corporation applied the fair value recognition provisions of SFAS 123, as follows:

(in thousands, except per share amounts)	Three Months Ended, March 31, 2005

Net earnings, as reported	$1,745
Add: Stock-based compensation included in reported net earnings, net of related tax effects	69
Less: Stock-based compensation expense determined under the fair-value-based method for all awards, net of related tax effects	88
Pro forma net earnings	$1,726
Basic net earnings per share:
As reported	$0.17
Pro forma	$0.17
Diluted net earnings per share:
As reported	$0.17
Pro forma	$0.17
Under the principal option plans, the Corporation may grant certain employees, restricted stock awards. Restricted stock awards are non-vested stock awards. Restricted stock awards are independent of option grants and are generally subject to forfeiture if employment terminates prior to the release of the restrictions. Such awards generally vest within 30 days to five years from the date of grant. During that period, ownership of the shares cannot be transferred. Restricted stock has the same cash dividend and voting rights as other common stock and is considered to be currently issued and outstanding. The Corporation expenses the cost of the restricted stock awards, which is determined to be the fair market value of the shares at the date of grant, ratably over the period during which the restrictions lapse.
In light of new accounting guidance under SFAS 123R, beginning in the first quarter of fiscal 2006, the Corporation reviewed its assumptions used in estimating the fair value of employee options granted. As part of this review, management will use historical volatility. There were no grants of share-based payment grants/awards for the three months ended March 31, 2006. In 2005, 8,500 restricted shares were awarded.

CENTER BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 3 — Stock-Based Compensation – (continued)
Option activity under the principal option plans as of March 31, 2006 and changes during the three months ended March 31, 2006 were as follows:

	Shares (in thousands)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)

Outstanding at December 31, 2005	377,894	$5.41-15.88
Granted	—	—
Exercised	(5,197)	9.42-11.03
Forfeited/cancelled/expired	—	—
Outstanding at March 31, 2006	372,697	5.41-15.88	6.5	$938
Exercisable at March 31, 2006	303,323	$5.41-15.88	6.0	$894
The aggregate intrinsic value of options above represents the total pretax intrinsic value (the difference between the Corporation’s closing stock price on the last trading day of the first quarter of fiscal 2006 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2006. This amount changes based on the fair market value of the Corporation’s stock.
As of March 31, 2006, $228,390 of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 1.96 years.
Note 4 — Recent Accounting Pronouncements
SFAS No. 156
In March 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 156, “Accounting for Servicing of Financial Assets.” SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, establishes, among other things, the accounting for all separately recognized servicing assets and servicing liabilities. SFAS No. 156 amends Statement 140 to require that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. This statement permits, but does not require, the subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value. An entity that uses derivative instruments to mitigate the risks inherent in servicing assets and servicing liabilities is required to account for those derivative instruments at fair value. Under this Statement, an entity can elect subsequent fair value measurement to account for its separately recognized servicing assets and servicing liabilities. By electing that option, an entity may simplify its accounting because this Statement permits income statement recognition of the potential offsetting changes in fair value of those servicing assets and servicing liabilities and derivative instruments in the same accounting period. The Statement is effective in the first fiscal year beginning after September 15, 2006 with earlier adoption permitted. The Company does not expect the adoption of Statement No. 156 to have a material impact on its financial statements.
Note 5 — Comprehensive Income
Total comprehensive income includes all changes in equity during a period from transactions and other events and circumstances from non-owner sources. The Corporation’s other comprehensive income is comprised of unrealized holding gains and losses on securities available-for-sale and an additional minimum pension liability.
Disclosure of comprehensive income for the three months ended March 31, 2006 and 2005 is presented in the Consolidated Statements of Changes in Stockholders’ Equity.

CENTER BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 6 — Earnings Per Share Reconcilement
Basic Earnings per Share (“EPS”) is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding. Diluted EPS includes any additional common shares as if all potentially dilutive common shares were issued (e.g. stock options). The Corporation’s weighted average common shares outstanding for diluted EPS include the effect of stock options outstanding using the Treasury Stock Method, which are not included in the calculation of basic EPS.
Earnings (loss) per common share have been computed based on the following:

	Three Months Ended March 31,
(in thousands, except per share amounts)	2006	2005

Net (loss) income	$(1,067)	$1,745
Average number of common shares outstanding	13,435	10,432
Effect of dilutive options	—	45
Average number of common shares outstanding used to calculate diluted earnings per common share	13,435	10,477
Net (loss) income per share:
Basic	(0.08)	0.17
Diluted	(0.08)	0.17
Note 7 — Components of Net Period Benefit Cost

	Three Months Ended March 31
	Pension Benefits		Other Postretirement Benefits
(dollars in thousands)	2006	2005	2006	2005

Service Cost	$236	$187	$14	$12
Interest Cost	134	131	22	18
Expected return on plan assets	(148)	(133)	0	0
Amortization of prior service cost	1	1	1	3
Amortization of the net loss	2	6	27	13
Net Periodic benefit cost	$225	$192	$64	$46
Contributions
The Corporation previously disclosed in its consolidated financial statements for the year ended December 31, 2005, that it expects to contribute $750,000 to its pension plans in 2006. For the three months ending March 31, 2006, the Corporation contributed $187,500 to the plan. The Company presently does not anticipate increasing its total contributions for the year to fund its pension plan obligations in 2006.
Note 8 — Variable Interest Entities
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

CENTER BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 8 — Variable Interest Entities – (continued)
Distributions on the subordinated debentures owned by the subsidiary trusts below are classified as interest expense in the Consolidated Statement of Income.
The characteristics of the business trusts and capital securities have not changed with the deconsolidation of the trusts. The capital securities provide an attractive source of funds since they constitute Tier 1 capital for regulatory purposes, but have the same tax advantages as debt for Federal income tax purposes.
On March 1, 2005, the Board of Governors of the Federal Reserve System adopted a final rule that allows the continued inclusion of outstanding and prospective issuances of trust preferred securities in the Tier I capital of bank holding companies, subject to stricter quantitative limits and qualitative standards. The new quantitative limits become effective after a five-year transition period ending March 31, 2009. Under the final rules, trust preferred securities and other restricted core capital elements are limited to 25% of all core capital elements. Amounts of restricted core capital elements in excess of these limits may be included in Tier II Capital. At March 31, 2006, the only restricted core capital element owned by the Corporation is trust preferred securities. Based on a preliminary review of the final rule, the Corporation believes that its trust preferred issues qualify as Tier I Capital. However, in the event that the trust preferred issues would not qualify as Tier I Capital, the Corporation would remain well capitalized.
As of March 31, 2006, assuming the Corporation was not allowed to include the $15.5 million in subordinated debentures in Tier 1 capital, the Corporation would have had a Tier 1 capital ratio of 13.74% and a total risk based capital ratio of 14.58%.
To the extent that the trusts have funds available to make payments, as guarantor, the Corporation continues to unconditionally guarantee payment of; required distributions on the capital securities; the redemption price when a capital security is redeemed; and the amounts due if a Trust is liquidated or terminated. During the first three months of 2006, the business trusts did not repurchase any capital securities or related debentures.
Note 9 — Goodwill and Other Identifiable Intangible Assets
The Corporation adopted SFAS No. 142 “Goodwill and Intangible Assets,” on January 1, 2002. This statement modifies the accounting for all purchases goodwill and intangible assets for impairment rather than amortize them. The Corporation has tested the goodwill and has determined that it is not impaired.

Item 2 — Management’s Discussion & Analysis of Financial Condition and Results of Operations
Cautionary Statement Concerning Forward-Looking Statements
This report includes forward-looking statements within the meaning of Sections 27A of the Securities Act of 1933, as amended, and 21E of the Securities Exchange Act of 1934, as amended, with respect to the financial condition, results of operations, plans, objectives, future performance and business of Center Bancorp, including statements preceded by, followed by or that include the words or phrases such as “believes,” “expects,” “anticipates,” “plans,” “trend,” “objective,” “continue,” “remain,” “pattern” or similar expressions or future or conditional verbs such as “will,” “would,” “should,” “could,” “might,” “can,” “may” or similar expressions. Such forward-looking statements involve inherent risks and uncertainties. There are a number of important factors that could cause actual results to differ materially from historical performance and from these forward-looking statements. Factors that might cause such a difference include, but are not limited to: (1) competitive pressures among depository institutions may increase significantly; (2) the interest rate environment may change; (3) prepayment speeds, loan origination and sale volumes, charge-offs and loan loss provisions may reduce interest margins; (4) general economic conditions may be less favorable than expected; (5) political developments, wars, terrorism or other hostilities may disrupt or increase volatility in securities markets or other economic conditions; (6) legislative or regulatory changes or actions may adversely affect the businesses in which Center Bancorp is engaged; (7) changes and trends in the securities markets may affect the Corporation’s common stock; (8) a delayed or incomplete resolution of regulatory issues may negatively impact the services provided by Union Center National Bank, the banking subsidiary of Center Bancorp (the “Bank”); (9) the developments discussed above may have a material adverse effect on the Corporation’s business generation and retention, funding and liquidity; and (10) the outcome of regulatory and legal investigations and proceedings cannot always be predicted accurately. Further information on other factors that could affect the financial results of Center Bancorp are included in Center Bancorp’s filings with the Securities and Exchange Commission. These documents are available free of charge at the Commission’s website at http://www.sec.gov and/or from Center Bancorp. The Corporation assumes no obligation for updating any such forward-looking statement at any time.
Critical Accounting Policies
The accounting and reporting policies followed by Center Bancorp, Inc. and its subsidiaries (the “Corporation”) conform, in all material respects, to U.S. generally accepted accounting principles. In preparing the consolidated financial statements, management has made estimates, judgments and assumptions that affect the reported amounts of assets and liabilities as of the dates of the consolidated statements of condition and results of operations for the periods indicated. Actual results could differ significantly from those estimates
The Corporation’s accounting policies are fundamental to understanding Management’s Discussion and Analysis (“MD&A”) of Financial Condition and Results of Operations. The most significant accounting policies followed by the Corporation are presented in Note 1 of the Notes to Consolidated Financial Statements in the Corporation’s 2005 Annual report incorporated by reference to its 2005 report on FORM 10K. The Corporation has identified its policies on the allowance for loan losses and income tax liabilities to be critical because management has to make subjective and/or complex judgments about matters that are inherently uncertain and could be most subject to revision as new information becomes available.
The allowance for loan losses represents management’s estimate of probable credit losses inherent in the loan portfolio. Determining the amount of the allowance for loan losses is considered a critical accounting estimate because it requires significant judgment and the use of estimates related to the amount and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends and conditions, all of which may be susceptible to significant change. The loan portfolio also represents the largest asset type on the Consolidated Statements of Condition. Note 1 of the Notes to Consolidated Financial Statements in the Corporation’s 2005 Annual Report incorporated by reference to its 2005 report on Form 10-K and pages 19-21 of this Quarterly Report on Form 10-Q under “Allowance for Loan Losses and Related Provisions”, describe the methodology used to determine the allowance for loan losses and discuss the factors driving changes in the amount of the allowance for loan losses.
The evaluation of the adequacy of the allowance for loan losses includes among other factors, an analysis of historical loss rates by loan category applied to current loan totals. However, actual loan losses may be higher or lower than historical trends which vary. Actual losses on specified problem loans, which also are provided for in the evaluation, may vary from estimated loss percentages, which are established based upon a limited number of potential loss classifications. The allowance for loan losses is established through a provision for loan losses charged to expense. Management believes that the current allowance for loan losses will be adequate to absorb loan losses on existing loans that may become uncollectible based on the evaluation of known and inherent risks in the loan portfolio. The evaluation takes into consideration such factors as changes in the nature and size of the portfolio, overall portfolio quality, specific problem loans and current economic conditions which may affect the borrowers’ ability to pay. The evaluation also details historical losses by loan category, the resulting loan loss rates which are projected for current loan total amounts. Loss estimates for specified problem loans are also detailed. All of the factors considered in the analysis of the adequacy of the allowance for loan losses may be subject to change. To the extent actual outcomes differ from management estimates, additional provisions for loan losses may be required that would adversely impact earnings in future periods. Additional information can be found in Note 1 of the Notes to Consolidated Financial Statements in the Corporation’s 2005 Annual Report on Form 10-K.
The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. Judgment is required in assessing the future tax consequences of events that have been recognized in the Corporation’s consolidated financial statements or tax returns. Fluctuations in the actual outcome of these future tax consequences could impact the Corporation’s consolidated financial condition or results of operations. Notes 1 and 10 of the Notes to Consolidated Financial Statements in the Corporation’s 2005 Annual Report on Form 10-K include additional discussion on the accounting for income taxes.
The Company accounts for goodwill and other identifiable intangible assets in accordance with SFAS No. 142, “Goodwill and intangible assets.” SFAS No. 142 includes requirements to test goodwill and indefinite lived intangible assets for impairment rather than amortize them. The Corporation tested the goodwill as of December 31, 2005, and determined that it is not impaired.
Earnings Analysis
In March 2006, the Corporation restructured its balance sheet. As part of the restructuring, the Corporation sold $86.3 million available for sale securities, which were yielding less than 4% per annum. The sale resulted in a charge of $3.6 million ($2.4 million net of tax). As a result, the Corporation recorded a net loss for the three months ended March 31, 2006 in the amount of $1,067,000 compared to net income of $1,745,000 for the comparable three-month period ended March 31, 2005. On a per fully diluted share basis, the Corporation recorded a loss of $(0.08) per fully diluted share as compared with earnings of $0.17 per fully diluted share for the three months ended March 31, 2005. The annualized return on average assets decreased to (0.39) percent compared with 0.69 percent for the comparable three-month period in 2005. The annualized return on average stockholders’ equity was (4.32) percent for the three-month period ended March 31, 2006 as compared to 10.16 percent for the three months ended March 31, 2005.
Net Interest Income/Margin
Net interest income is the difference between the interest earned on the portfolio of earning-assets (principally loans and investments) and the interest paid for deposits and wholesale borrowings, which support these assets. Net interest income is presented below first on a fully tax-equivalent basis by adjusting tax-exempt income (primarily interest earned on various obligations of state and political subdivisions) by the amount of income tax which would have been paid had the assets been invested in taxable issues and then in accordance with the Corporation’s consolidated financial statements.
Financial institutions typically analyze earnings performance on a tax-equivalent basis as a result of certain disclosure obligations, which require the presentation of tax-equivalent data and in order to assist financial statement readers in comparing data from period to period.

Net Interest Income

	Three Months Ended March 31,
(dollars in thousands)	2006 Amount	2005 Amount	Amount Increase (Decrease)	Percent Change

Interest income:
Investments	$6,415	$6,504	$(89)	(1.37)
Loans, including fees	7,361	5,033	2,328	46.25
Federal funds sold and securities purchased under agreement to resell	10	12	(2)	(16.67)
Total interest income	13,786	11,549	2,237	19.37
Interest expense:
Certificates of $100,000 or more	1,349	999	350	35.04
Deposits	2,070	1,560	510	32.69
Borrowings	3,412	1,982	1,430	72.15
Total interest expense	6,831	4,541	2,290	50.43
Net interest income on a fully tax-equivalent basis	6,955	7,008	(53)	(0.76)
Tax-equivalent adjustment	(555)	(593)	38	(6.41)
Net interest income *	$6,400	$6,415	$(15)	(0.23)
——————
*
Before the provision for loan losses
NOTE: The tax-equivalent adjustment was computed based on an assumed statutory Federal income tax rate of 34 percent. Adjustments were made for interest earned on securities of state and political subdivisions.
Net interest income on a fully tax-equivalent basis decreased $53,000 or 0.76 percent to $6.9 million for the three months ended March 31, 2006. For the three months ended March 31, 2006, the net interest margin decreased 22 basis points to 2.75 percent from 2.97 percent due primarily to higher rates paid on interest-bearing liabilities. For the three months ended March 31, 2006, an increase in the average yield on interest-earning assets of 57 basis points was not sufficient to offset the increase in the average cost of interest-bearing liabilities of 95 basis points, which reduced the Corporation’s net interest spread by 38 basis points for the period.
For the three-month period ended March 31, 2006 interest income on a tax-equivalent basis increased by $2.2 million or 19.37 percent over the comparable three-month period in 2005. This increase reflects an increase in average earning-assets and rates. The Corporation’s loan portfolio increased on average $121.8 million to $502.5 million from $380.7 million in the same quarter in 2005, primarily driven by growth in commercial business related loans. The loan portfolio represented approximately 49.7 percent of the Corporation’s interest-earning assets (on average) during the first quarter of 2006 as compared to 40.3 percent in the same quarter in 2005. Average investment volume decreased during the period by $55.1 million on average compared to 2005. The growth in earning assets as compared to the comparable period of 2005 was largely due to the acquisition of Red Oak Bank in May 2005, as well as internal growth. Additional growth also resulted from the Corporation’s business efforts, heightened visibility of its products and expansion of its branch network.
The factors underlying the quarter-to-quarter changes in net interest income are reflected in the tables appearing on pages 16, 17, and 18, each of which has been presented on a tax-equivalent basis (assuming 34 percent tax rates). The table on page 18 (Average Statements of Condition Sheet with Interest and Average Rates) shows the Corporation’s consolidated average balance of assets, liabilities, and stockholders’ equity, the amount of income produced from interest-earning assets and the amount of expense resulting from interest-bearing liabilities and the interest income as a percentage of average interest-earning assets, for the three-month periods ended March 31, 2006 and 2005. The table presented below (Analysis of Variance in Net Interest Income Due to Volume and Rates) quantifies the impact on net interest income resulting from changes in average balances and average rates over the periods presented; any change in interest income or expense attributable to both changes in volume and changes in rate has been allocated in proportion to the relationship of the absolute dollar amount of change in each category.
The Federal Reserve Open Market Committee increased interest rates eight times in the past year, for a total of 200 basis points. The yield on average interest-earning assets increased to 5.46 percent from 4.89 percent in the comparable period of 2005 (a change of 57 basis points); this change was offset by higher rates paid for average interest-bearing liabilities coupled with a change in the mix of average interest-bearing liabilities. The total cost of average interest-bearing liabilities increased to 3.22 percent, a change of 95 basis points, for the three months ended March 31, 2006 from 2.27 percent for the three months ended March 31, 2005.The growth in average interest-bearing liabilities was primarily in other interest-bearing deposits of $30.5 million, and $77.7 million on average in borrowings offset in part by a decline in lower costing money market, savings and time deposits. The proceeds from the sale of securities on March 23, 2006 were used to reduce the Corporation’s short-term borrowings and wholesale funding sources by $85.0 million. As a result, short-term borrowings were reduced to $98.5 million at March 23, 2006.
For the three months ended March 31, 2006, the Corporation’s net interest spread on a tax-equivalent basis decreased to 2.24 percent from 2.62 percent for the three months ended March 31, 2005.
The following table, “Analysis of Variance in Net Interest Income due to Volume and Rates”, analyzes net interest income by segregating the volume and rate components of various interest-earning assets and liabilities and the changes in the rates earned and paid by the Corporation.
Analysis of Variance in Net Interest Income Due to Volume and Rates

	Three Months Ended March 31, 2006/2005 Increase (Decrease) Due to Change in:
(dollars in thousands)	Average Volume	Average Rate	Net Change

Interest-earning assets:
Investment securities:
Taxable	$(235)	$330	$95
Non-Taxable	(477)	293	(184)
Loans, net of unearned discounts	1,740	588	2,328
Federal funds sold and securities purchased under agreement to resell	(9)	7	(2)
Total interest-earning assets	1,019	1,218	2,237
Interest-bearing liabilities:
Money market deposits	(130)	24	(106)
Savings deposits	(83)	217	134
Time deposits	(58)	632	574
Other interest-bearing deposits	69	189	258
Borrowings	680	644	1,324
Trust preferred	—	106	106
Total interest-bearing liabilities	478	1,812	2,290
Change in net interest income	541	(594)	(53)

The following table, “Average Balance Sheet with Interest and Average Rates”, presents for the three months ended March 31, 2006 and 2005 the Corporation’s average assets, liabilities and stockholders’ equity. The Corporation’s net interest income, net interest spreads and net interest income as a percentage of interest-earning assets (net interest margin) are also reflected. The Corporation expects that its net interest margin will improve by approximately 30 basis points as a result of the restructuring steps taken in March 2006. This statement constitutes a forward looking statement which is subject to the risks and uncertainties as “Risk Factors” in the Corporation’s 2005 Annual Report on Form 10-K. Actual results could differ materially from this projection.
Average Statements of Condition with Interest and Average Rates

	Three Months Ended March 31,
	2006			2005
(tax-equivalent basis, dollars in thousands)	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate

ASSETS
Interest-earning assets:
Investment securities:(1)
Taxable	$392,851	$4,740	4.83%	$413,154	$4,645	4.50%
Tax-exempt	114,317	1,675	5.86	149,101	1,859	4.99
Loans, net of unearned income(2)	502,562	7,361	5.86	380,742	5,033	5.29
Federal funds sold and securities purchased under agreement to resell	898	10	4.45	2,002	12	2.40
Total interest-earning assets	1,010,628	13,786	5.46	944,999	11,549	4.89
Non-interest-earning assets:
Cash and due from banks	20,333			19,196
BOLI	18,659			17,921
Intangible assets	17,424			2,091
Other assets	28,394			26,796
Allowance for possible loan losses	(4,935)			(3,819)
Total non-interest earning assets	79,875			62,185
Total assets	$1,090,503			$1,007,184
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Money market deposits	$62,490	300	1.92	$89,753	406	1.81
Savings deposits	103,732	489	1.89	130,009	355	1.09
Time deposits	236,865	2,213	3.74	245,293	1,639	2.67
Other interest-bearing deposits	118,155	417	1.41	87,687	159	0.73
Short-term borrowings and FHLB advances	311,337	3,085	3.96	233,662	1,761	3.01
Subordinated debentures	15,465	327	8.46	15,465	221	5.72
Total interest-bearing liabilities	848,044	6,831	3.22	801,869	4,541	2.27
Non-interest-bearing liabilities:
Demand deposits	135,722			130,029
Other non-interest-bearing deposits	3,300			1,657
Other liabilities	4,623			4,931
Total non-interest-bearing liabilities	143,645			136,617
Stockholders’ equity	98,814			68,698
Total liabilities and stockholders’ equity	$1,090,503			$1,007,184
Net interest income (tax-equivalent basis)		$6,955			$7,008
Net interest spread			2.24%			2.62%
Net interest income as percent of earning-assets (net interest margin)			2.75%			2.97%
Tax-equivalent adjustment(3)		(555)			(593)
Net interest income		$6,400			$6,415
——————
(1)
Average balances for available-for-sale securities are based on amortized cost
(2)
Average balances for loans include loans on non-accrual status
(3)
The tax-equivalent adjustment was computed based on a statutory Federal income tax rate of 34 percent.

Investments
For the three months ended March 31, 2006, the average volume of investment securities was $507.2 million, or 50.2 percent of average earning-assets, a decrease of $55.1 million on average as compared to the same period in 2005. The decrease reflects a repositioning of the Corporation’s balance sheet during the fourth quarter of 2005 and March 2006. At March 31, 2006, the corporation had reduced its investment portfolio by approximately $120.5 million from December 31, 2005 and $164.5 million from March, 2005. The tax-equivalent yield on investments increased by 43 basis points to 5.06 percent from a yield of 4.63 percent during the three-month period ended March 31, 2005. The 43 basis points improvement in the tax-equivalent yield on the portfolio was largely due to the sale and maturity of lower yielding securities in the investment portfolio. To a lesser extent, the improvement in yield reflects the higher interest rate environment in 2006 which provided a favorable benefit to the reinvestment activity that occurred during the period coupled with the change in portfolio mix to higher yielding municipal securities. The volume related figures during the three-month period ended March 31, 2006, contributed a decrease in revenue of $712,000 while rate related changes amounted to an increase of $623,000. At March 31, 2006, the principal components of the investment portfolio are U.S. Treasury & Agency securities, Federal Agency securities, Obligations of U.S. States and Political subdivisions, Other securities, FHLB stock and other equity securities.
The impact of repricing activity on investment yields was minimal for the three-month period ended March 31, 2006, due to the decline in investment activity. In addition, there was some portfolio extension where risk is relatively minimal within the portfolio, resulting in wider spreads, specifically with tax-free securities.
Securities available-for-sale are a part of the Corporation’s interest rate risk management strategy and may be sold in response to changes in interest rates, changes in prepayment risk, liquidity management and other factors. For the three-month period ended March 31, 2006 the Corporation sold from its available-for-sale portfolio securities totaling approximately $90.3 million. Net proceeds from these sales were used to reduce the Corporation’s reliance on wholesale funding and there expensive borrowings approach.
At March 31, 2006 the net unrealized loss carried as a component of accumulated other comprehensive income (loss) in stockholders’ equity net of tax amounted to a net unrealized loss of $3.4 million as compared with an unrealized loss of $2.4 million at March 31, 2005. The unrealized loss resulted from an increase in interest rates fostered by the Federal Open Market Committee’s actions to continue to raise the Federal Funds rate and the associated shift in the yield curve.
Loans
Loan balances at March 31, 2006 have declined from December 31, 2005. Loan balance increases that occurred primarily in the commercial related sectors of the loan portfolio were more than offset by declines in the home equity line of credit portfolio. The improvement in commercial related sectors of the loan portfolio resulted from the Corporation’s business development efforts and has been enhanced in recent years by the Corporation’s expanded branch network. The merger with Red Oak Bank in May 2005 also contributed to the mix and net growth of the loan portfolio as compared to March 31, 2005. The increase in the loan portfolio yields for the three-month period was the result of a more favorable interest rate environment as compared with the comparable period in 2005, offset in part by a competitive rate pricing structure maintained by the Corporation to attract new loans and further by the heightened competition for lending relationships that exists in the Corporation’s market. The Corporation’s desire to grow this segment of the earning-asset mix is reflected in its current business development plan and marketing plans, as well as its short-term strategic plan.
For the three months ended March 31, 2006, average loan volume increased $121.8 million or 32.0 percent, while portfolio yield increased by 57 basis points as compared with the same period in 2005. The volume related factors during the period contributed revenue of $1.7 million and rate related changes amounted to an improvement in revenue of $0.6 million. Total average loan volume increased to $502.6 million with a yield of 5.86 percent, as compared to $380.7 million with a yield of 5.29 percent for the three months ended March 31, 2005. The increased portfolio yield was a result of increased volume and a higher interest rate environment during the first quarter of 2006, compared with the similar quarter of 2005.
Allowance for Loan Losses and Related Provisions
The purpose of the allowance for loan losses is to absorb the impact of probable losses inherent in the loan portfolio. Additions to the allowance are made through provisions charged against current operations and through recoveries made on loans previously charged-off. The allowance for loan losses is maintained at an amount considered adequate by management to provide for potential credit losses inherent in the loan portfolio based upon a periodic evaluation of the risk characteristics of the loan portfolio. The amount of the loan loss provision and the level of the allowance for loan losses are critical accounting policies of the Corporation. In establishing an appropriate allowance, an assessment of the individual borrowers, a determination of the value of the underlying collateral, a review of historical loss experience, a review of peer group loss experience and an analysis of the levels and trends of loan categories, delinquencies, and problem loans are considered. Such factors as the level and trend of interest rates and current economic conditions are also reviewed. At March 31, 2006, the allowance amounted to $4,936,000 as compared to $4,937,000 at December 31, 2005, and $3,779,000 at March 31, 2005. The Corporation did not add any provision to the allowance for loan losses during the three-month periods ended March 31, 2006 and March 31, 2005. The level of the allowance during the respective three-month periods of 2006 and 2005 reflects continued high credit quality trends, the loan volume recorded during the periods and the Corporation’s focus on the changing composition of the commercial and residential real estate loan portfolios.
At March 31, 2006, the allowance for loan losses amounted to 0.99 percent of total loans, as compared with 0.99 percent at March 31, 2005. In management’s view, the level of the allowance as of March 31, 2006 is adequate to cover the risk of loss inherent in the loan portfolio. The Corporation’s statements herein regarding the adequacy of the allowance for loan losses constitute “Forward-Looking Statement’s” under the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from management’s analysis, based principally upon factors considered by management in establishing the allowance.
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
During the three-month periods ended March 31, 2006 and 2005, the Corporation did not experience any substantial credit problems within its loan portfolio. Net charge-offs were approximately $1,000 and were comprised of installment loans as compared with net charge-offs of $2,000 for the comparable three-month period in 2005, which were also comprised of installment loans.
The Corporation had non-accrual loans of $384,000 at March 31, 2006, $387,000 at December 31, 2005 and no non-accrual loans at March 31, 2005. The Corporation continues to aggressively pursue collections of principal and interest on loans previously charged-off.
The value of impaired loans is based on the present value of expected future cash flows discounted at the loan’s effective interest rate or as a practical expedient, at the loan’s observable market price or at the fair value of the collateral if the loan is collateral dependant. Non-accrual loans and loans internally classified as substandard or below, in each instance above an established dollar threshold of $200,000 are measured for possible impairment. All loans below the established dollar threshold are considered homogenous and are collectively evaluated for impairment. The reserves allocated to such loans at March 31, 2006, December 31, 2005 and March 31, 2005, were $44,000, $44,000 and $5,800, respectively. At March 31, 2006, total impaired loans were approximately $298,000 compared to $299,850 at December 31, 2005 and $192,137 at March 31, 2005. Although classified as substandard, impaired loans (other than those in non-accrual status) were current with respect to principal and interest payments.

Allowance for Loan Losses
Changes in the allowance for possible loan losses are set forth below.

	Three Months Ended March 31,
(dollars in thousands)	2006	2005

Average loans outstanding	$502,562	$380,742
Total loans at end of period	$500,567	$383,631
Analysis of the Allowance for Loan Losses
Balance at the beginning of year	$4,937	$3,781
Charge-offs:
Installment loans	10	4
Total charge-offs	10	4
Recoveries:
Installment loans	9	2
Total recoveries	9	2
Net charge-offs:	1	2
Provision for loan losses	—	—
Balance at end of period	$4,936	$3,779
Ratio of net charge-offs during the period to average loans outstanding during the period	N/M	N/M
Allowance for loan losses as a percentage of total loans at end of period	0.99%	0.99%
——————
N/M
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
At March 31, 2006, December 31, 2005 and March 31, 2005, the Corporation had no restructured loans. At March 31, 2006 and March 31, 2005 the Corporation had no loans 90 days past due and still accruing. There were $179,000 in loans 90 days past due and still accruing at December 31, 2005. The Corporation had non-accrual loans of $384,000 at March 31, 2006, $387,000 at December 31, 2005 and no loans on non-accrual at March 31, 2005.

The outstanding balances of accruing loans, which are 90 days or more past due as to principal or interest payments, and non-accrual loans at March 31, 200 6, December 31, 2005 and March 31, 2005, were as follows:
Non-Performing Assets

(dollars in thousands)	March 31, 2006	December 31, 2005	March 31, 2005

Non-accrual loans	$384	$387	$0
Accruing loans past due 90 days or more	0	179	0
Other real estate owned	0	0	0
Total non-performing assets	$384	$566	$0
The Corporation had non-performing assets of $384,000 at March 31, 2006, $566,000 at December 31, 2005 and no non-performing assets at March 31, 2005.
Other known “potential problem loans” (as defined by the SEC regulations) at March 31, 2006, other than the loans set forth above included a commercial loan secured by real-estate in the amount of $1.5 million that was past due less than 30 days and classified as a problem loan. On March 15, 2006, the loan was not renewed and the Corporation initiated foreclosure action. The Corporation expects to receive full payment on the loan. The Corporation is not aware of any loans which present serious doubts as to the ability of its borrowers to comply with the present loan and repayment terms and which are expected to fall into one of the categories set forth in the table above. At March 31, 2006, December 31, 2005 and March 31, 2005 the Corporation did not have any other real estate owned.
Non-Interest Income
The following table presents the principal categories of non-interest income.

	Three Months Ended March 31,
(dollars in thousands)	2006	2005	Amount Increase (Decrease)	Percent Change

Service charges, commissions and fees	$438	$495	$(57)	(11.52)
Other income	119	95	24	25.26
Annuity & Insurance	52	42	10	23.81
Bank Owned Life Insurance	181	183	(2)	(1.09)
(Losses)/gains on securities sold	(3,655)	13	(3,668)	N/M
Total other non-interest income	$(2,865)	$828	$(3,693)	(446.01)
——————
N/M
not meaningful
For the three-month period ended March 31, 2006, non-interest income, exclusive of gains/(losses) on securities sold, decreased $25,000 or 3.07 percent from the comparable quarter of 2005. Non-interest income, including gains/(losses) on securities sold, decreased $3.7 million for the first quarter 2006 compared with the comparable quarter in 2005. Letter of credit income and annuity and insurance sales fees increased while service charges decreased. The decline in service charges commissions and fees was a result of a decline in fees related to checkbook charges. Non-interest income, exclusive of gains/(loss) on securities sold, represents a non-GAAP Financial measure. The Corporation has provided a reconciliation and believes that this approach allows greater comparability than would be available if the non-GAAP financial measure were not utilized.
For the three-month period ended March 31, 2006, the Corporation recorded a loss of $3,655,000 on securities sold from the available-for-sale investment portfolio compared to gains of $13,000 for the three-month period ended March 31, 2005. The 2005 sales were made as part on the Company’s decision to deleverage its balance sheet to improve the Company’s interest rate profile and the proceeds from the sales in 2006 were used to pay down borrowings.

Non-Interest Expense
The following table presents the principal categories of non-interest expense during the three months ended March 31, 2006 and 2005.

	Three Months Ended March 31,
(dollars in thousands)	2006	2005	Amount Increase (Decrease)	Percent Change

Salaries and employee benefits	$3,282	$2,877	$405	14.08
Occupancy expense, net	606	570	36	6.32
Premises and equipment	448	458	(10)	(2.18)
Stationery and printing	211	121	90	74.38
Marketing and advertising	114	172	(58)	(33.72)
Other	1,540	1,141	399	34.97
Total other non-interest expense	$6,201	$5,339	$862	16.15
For the three months ended March 31, 2006, total non-interest expenses increased $862,000 or 16.15 percent over the comparable three months ended March 31, 2005. The increases for the period are primarily related to the increases in salary and employee benefits, occupancy and bank premise expense, stationary and printing expense and other operating expenses as compared to the comparable period in 2005. The Corporation’s ratio of other expenses (annualized) to average assets increased to 2.27 percent in the first three months of 2006 from 2.12 percent for the first three months of 2005.
Salaries and employee benefits increased $405,000 or 14.08 percent for the three months ended March 31, 2006 as compared to the comparable three-month period ended March 31, 2005. This increase is primarily attributable to costs associated with increased staffing levels, and merit and promotional pay increases. Salary and benefit expense for the three months ended March 31, 2006, also includes compensation expense of $29,521 for share-based payments under the adoption of FASB 123R. Staffing levels increased to 204 full-time equivalent employees at March 31, 2006 as compared to 200 full-time equivalent employees at March 31, 2005.
For the three months ended March 31, 2006, occupancy and premises expenses increased $26,000 or 2.53 percent over the comparable three-month period in 2005. The increase in occupancy and equipment expenses reflects higher operating costs (utilities, rent, real-estate taxes and general repair and maintenance) of the Corporation’s expanded facilities, as well as depreciation expense of the expanded bank facilities, which includes the acquisition of Red Oak Bank.
Stationary and printing expense for the three months ended March 31, 2006 increased $90,000 or 74.38 percent over the comparable period in 2005 due to an increase in business activity offset partially by marketing and advertising expense which decreased by $58,000 or 33.72 percent compared to the three-month period ended March 31, 2005.
Other expense for the three-month period ended March 31, 2006 increased $399,000 or 34.97 percent compared to same quarter in 2005 and was primarily attributable to increased computer, compliance, audit, insurance and other professional fees expenses. Other expenses for the three months ended March 31, 2006, included the core deposit intangible amortization of $32,000 resulting from the Red Oak Bank acquisition.
Provision for Income Taxes
For the three-month period ended March 31, 2006, the Company recorded a benefit of $1.6 million for the provision for income taxes for the first quarter of 2006 compared to an expense of $159,000 for the comparable period of 2005. Current year quarter results include the effect of a pre-tax net loss on securities sales of $3.7 million.
The Corporation adjusts its expected annual tax rate on a quarterly basis based on current projections of non-deductible expenses, tax-exempt interest, increase in the cash surrender value of bank owned life insurance and pre-tax net earnings. Tax-exempt interest income on a fully tax-equivalent basis decreased by $184,000 or 9.90 percent for the three-month period ended March 31, 2006, as compared to the comparable period in 2005.

Asset and Liability Management
Asset and Liability management encompasses an analysis of market risk, the control of interest rate risk (interest sensitivity management) and the ongoing maintenance and planning of liquidity and capital. The composition of the Corporation’s statement of condition is planned and monitored by the Asset and Liability Committee (“ALCO”). In general, management’s objective is to optimize net interest income and minimize market risk and interest rate risk by monitoring these components of the statement of condition.
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

At March 31, 2006, the Corporation reflects a negative interest sensitivity gap (or an interest sensitivity ratio) of 0.66:1.00 at the cumulative one-year position. At March 31, 2006 and at December 31, 2005 the Corporation had a negative interest sensitivity gap. Management’s perception is that interest rates will continue to be volatile; therefore emphasis has been, and is expected to continue to be, placed on interest-sensitivity matching with the objective of stabilizing the net interest spread during 2006. However, no assurance can be given that this objective will be met.
Estimates of Fair Value
The estimation of fair value is significant to a number of the Corporation’s assets, including loans held for sale, and available for sale investment securities.  These are all recorded at either fair value or lower of cost or fair value. Fair values are volatile and may be influenced by a number of factors. Circumstances that could cause estimates of the fair value of certain assets and liabilities to change include a change in prepayment speeds, discount rates, or market interest rates. Fair values for most available for sale investment securities are based on quoted market prices. If quoted market prices are not available, fair values are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors.
These estimates are subjective in nature, and involve uncertainties and matters of significant judgment, and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.
Impact of Inflation and Changing Prices
The financial statements and notes thereto, presented elsewhere herein, have been prepared in accordance with U.S. generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of the operations, since unlike most industrial companies nearly all of the Corporation’s assets and liabilities are monetary. As a result, interest rates have a greater impact on performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.
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
Liquidity is measured and monitored for the Corporation’s bank subsidiary, Union Center National Bank (the “Bank”). The Corporation reviews its net short-term mismatch. This measures the ability of the Corporation to meet obligations should access to bank dividends be constrained. At March 31, 2006, the parent Corporation had $11.8 million in cash compared to $131,000 at March 31, 2005 The increase in cash at the parent Corporation level was due in part to the issuance of common stock in a private placement in June 2005. Expenses at the parent Corporation are minimal and management believes that the parent Corporation has adequate liquidity to fund its obligations.
Certain provisions of long-term debt agreements prevent the Corporation from creating liens on, disposing of or issuing voting stock of subsidiaries. As of March 31, 2006 the Corporation was in compliance with all covenants and provisions of these agreements.

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
Anticipated cash-flows at March 31, 2006, projected to April 2007, indicates that the Bank’s liquidity should remain strong, with an approximate projection of $158.8 million in anticipated cash flows over the next twelve months. This projection represents a forward-looking statement under the Private Securities Litigation Reform Act of 1995.Actual results could differ materially from this projection depending upon a number of factors, including the liquidity needs of the Bank’s customers, the availability of sources of liquidity and general economic conditions.
Deposits
Total deposits decreased from $700.6 million on December 31, 2005 to $652.4 million on March 31, 2006, a decrease of $48.2 million, or 6.9%. Total non-interest bearing deposits increased from $139.9 million to $141.4 million, an increase of $1.5 million or 1.1%. Savings and interest bearing transaction accounts decreased from $560.7 million on December 31, 2005 to $511.0 million on March 31, 2006, a decrease of $49.7 million or 8.9%. Time deposits under $100,000 increased $5.5 million to $99.9 million, while time deposits $100,000 and over decreased $30.2 million to $124.2 million.
The Corporation derives a significant proportion of its liquidity from its core deposit base  For the three months ended March 31, 2006, core deposits, comprised of total demand deposits, savings and money market accounts, decreased by $23.4 million or 5.2% from December 31, 2005 to $428.3 million. At March 31, 2006, core deposits were 67.7% of total deposits compared to 64.5% at December 31, 2005. Alternatively, the Corporation uses a more stringent calculation for the management of its liquidity positions internally which consists of total demand and savings accounts (excluding Super Max and money market accounts under $100,000) and excludes time deposits as part of core deposits as a percentage of total deposits. This number increased primarily from the addition of Red Oak Bank and represented 48.6 percent of total deposits at March 31, 2006 as compared with 47.8 percent at December 31, 2005.
More volatile rate sensitive deposits, concentrated in time certificates of deposit greater than $100,000, decreased to 19.0 percent of total deposits at March 31, 2006 from 23.9 percent at March 31, 2005.
The following table depicts the Corporation’s core deposit mix at March 31, 2006 and 2005.
Core Deposit Mix

	Three Months Ended March 31,
(dollars in thousands)	2006	Percentage	2005	Percentage	Net Change In Volume 2006 Vs. 2005

Demand Deposits	$141,090	$44.5	$127,150	39.6	$13,940
Interest-Bearing Demand	89,870	28.4	94,660	29.5	(4,790)
Regular Savings	68,511	21.6	73,573	22.9	(5,062)
Money Market Deposits under $100,000	17,477	5.5	25,788	8.0	(8,311)
Total core deposits	316,948	100.0	321,171	100.0	(4,223)
Total deposits	652,401		695,984		(43,583)
Core deposits to total deposits	$48.6%		$46.1%
Short-term borrowings can be used to satisfy daily funding needs. Balances in these accounts fluctuate significantly on a day-to-day basis. The Corporation’s principal short-term funding sources are securities sold under agreements to repurchase, advances from the Federal Home Loan Bank and federal funds purchased. Average borrowings during the three months ended March 31, 2006 were $311.3 million, an increase of $77.6 million or 33.24 percent from $233.7 million in average borrowings during the comparable three months ended March 31, 2005.
During the three months ended March 31, 2006, average funding sources increased by approximately $53.5 million or 5.73 percent, compared to the same period in 2005. Interest-bearing deposit liabilities decreased approximately $31.5 million on average and were comprised primarily of declines in money market, savings and time deposits offset by an increase in other interest-bearing deposits. A portion of the declines experienced in interest-bearing and time deposits were largely related to outflows in municipal related deposits where the Corporation elected not to raise its rates to continue to maintain these deposits. Non-interest-bearing funding sources as a percentage of the total funding mix decreased to 14.08 percent on average as compared to 14.11 percent for the three-month period ended March 31, 2005. This reflects a shift in deposit mix to interest-bearing funding sources as a percentage of the funding base as compared with overall deposit growth.
Operating, Investing and Financing Cash Flow
The consolidated statements of cash flows present the changes in cash and cash equivalents from operating, investing and financing activities. During the three months ended March 31, 2006, cash and cash equivalents (which increased overall by $2.6 million) were provided (on a net basis) by operating activities in the amount of approximately $1.7 million and investing activities in the amount of approximately $122.7 million, primarily due to $86.6 million in proceeds from the sale of investment securities available for sale and another $28.8 million in proceeds from maturing investment securities available for sale. Cash provided for the period was offset by financing activities consisting of decreases in deposits of $48.2 million, borrowings of $30.2 million and payments on Federal Home Loan Bank advances of $42.1 million.
Stockholders’ Equity
Total stockholders’ equity averaged $98.8 million or 9.06 percent of average assets for the three-month period ended March 31, 2006, as compared to $68.7 million, or 6.82 percent, during the same period in 2005. There were no contributions to capital during the three months ended March 31, 2006 from the Corporation’s dividend reinvestment and optional stock purchase plan, which is currently a market issuance plan as compared to $ 133,000 in new capital contributed to capital from the plan for the three months ended March 31, 2005 . During most of 2005, the plan was operating under the original issuance method for purchases made for the plan. Book value per common share was $7.32 at March 31, 2006 as compared to $6.41 at March 31, 2005. Tangible book value (i.e., book value less goodwill) per common share was $6.02 at March 31, 2006 and $6.21 at March 31, 2005. The decline as compared to 2005 reflects the increase in goodwill and other intangible assets resulting from the acquisition of Red Oak Bank.
As of March 31, 2005, the Corporation has purchased 57,330 common shares at an average cost per share of $9.38 under the stock buyback program amended on March 27, 2006 for the repurchase of up to 671,802 shares of the Corporation’s outstanding common stock. The repurchased shares were recorded as Treasury Stock, which resulted in a decrease in stockholder’s equity. For the three-month period ended March 31, 2006 there were no repurchases made.
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
Risk-Based Capital/Leverage
Banking regulations require banks to maintain minimum levels of regulatory capital. Under the regulations in effect at March 31, 2006, the Bank was required to maintain (i) a minimum leverage ratio of Tier 1 capital to total adjusted assets of 4.00%, and (ii) minimum ratios of Tier 1 and total capital to risk-weighted assets of 4.00% and 8.00%, respectively.
At March 31, 2006, the Corporation’s total Tier 1 capital (defined as tangible stockholders’ equity for common stock and amounted to $100.1 million or 9.33 percent of total assets. Tier I capital excludes the effect of SFAS No. 115, $3.7 million of net unrealized losses, after tax, on securities available-for-sale (included as a component of other comprehensive (loss)/income) and goodwill of approximately $17.4 million as of March 31, 2006. At March 31, 2006 the Corporation’s estimated Tier I risk-based and total risk-based capital ratios were 16.25 percent and 17.09 percent, respectively. These ratios are well above the minimum guidelines of capital to risk-adjusted assets in effect as of March 31, 2006.
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
The foregoing capital ratios are based in part on specific quantitative measures of assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by the bank regulators about capital components, risk weightings and other factors. As of March 31, 2006, management believes that each of the Bank and the Corporation meet all capital adequacy requirements to which it is subject.
Subordinated Debentures
On December 19, 2003, Center Bancorp Statutory Trust II, a statutory business trust and wholly-owned subsidiary of Center Bancorp, Inc., issued $5.0 million of, MMCapS capital securities to investors due on January 23, 2034. The capital securities qualify as Tier 1 capital. The trust loaned the proceeds of this offering to the Corporation and received in exchange $5.2 million of the Corporation’s subordinated debentures. The subordinated debentures are redeemable in whole or part, prior to maturity but after January 23, 2009.The floating interest rate on the subordinated debentures is three month LIBOR plus 2.85% and reprices quarterly. The rate at March 31, 2006 was 7.51%.
On December 18, 2001, Center Bancorp Statutory Trust I, a statutory business trust and wholly-owned subsidiary of Center Bancorp, Inc., issued $10.0 million of floating rate capital trust pass through securities to investors due on December 18, 2031. The trust loaned the proceeds of this offering to the Corporation and received in exchange $10.3 million of the Corporation’s subordinated debentures. The subordinated debentures are redeemable in whole or part, prior to maturity but after December 18, 2006. The floating interest rate on the subordinated debentures is three month LIBOR plus 3.60% and reprices quarterly. The rate at March 31, 2006 was 8.53%.
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
The financial market place is rapidly changing. Banks are no longer the only place to obtain loans, nor the only place to keep financial assets. The banking industry has lost market share to other financial service providers. The Corporation’s performance in the future is predicated on the Corporation’s ability to adapt its products, provide superior customer service and compete in an ever-changing marketplace.
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
This “Looking Forward” description constitutes a forward-looking statement under the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from those projected in the Corporation’s forward-looking statements due to numerous known and unknown risks and uncertainties, including the factors referred to above and in other sections of this quarterly report and the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005.
Item 3 — Qualitative and Quantitative Disclosures about Market Risks
The primary market risk faced by the Corporation is interest rate risk. The Corporation’s Asset/Liability Committee (“ALCO”) monitors the changes in the movement of funds and rate and volume trends to enable appropriate management responses to changing market and rate conditions.
The Corporation’s income simulation model analyzes interest rate sensitivity by projecting net interest income over the next 24 months in a flat rate scenario versus net interest in alternative interest rate scenarios. Management reviews and refines its interest rate risk management process in response to the changing economic climate. The low level of interest rates experienced for several years necessitated a modification of the Corporation’s standard rate scenario of a shock down 200 basis points over 12 months to down 100 basis points over a 12-month period. However, given the recent rise in rates for the period ended March 31, 2006 the Corporation has returned to a -200 basis point shock down over a 12-month period.
Based on the results of the interest simulation model as of March 31, 2006, and assuming that management does not take action to alter the outcome, the Corporation would expect an increase of 2.83 percent in net interest income if interest rates decreased 200 basis points from the current rates in an immediate and parallel shock over a 12-month period. In a rising rate environment, based on the results of the model as of March 31, 2006, the Corporation would expect a decrease of 5.87 percent in net interest income if interest rates increased by 200 basis points from current rates in an immediate shock over a twelve month period.
The statements in this Quarterly Report regarding the effects of hypothetical interest rate changes represent forward-looking statements under the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from these statements. Computation of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and duration of deposits, and should not be relied upon as indicative of actual results. Further, the computations do not contemplate any actions that ALCO could undertake in response to changes in interest rates.
Item 4 — Controls and Procedures
(a) Disclosure controls and procedures.
We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the Exchange Act), as of  March 31, 2006. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that, as of the end of the period covered by this report (March 31, 2006), our disclosure controls and procedures were not effective due to the material weakness described below.
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
 (b) Changes in internal controls over financial reporting.
There were no changes in the Corporation’s internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the last fiscal quarter of the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting, except as described below. Subsequent to December 31, 2005, the Corporation has taken and will take various corrective actions to remediate the material weakness noted above. By their nature, such actions require a period of time to become fully effective. These remedial actions are as follows:
•
the Corporation has hired an additional staff person in April  of 2006;
•
the Corporation has increased its use, and will further increase its use, of third-party tax service providers for the more complex areas of the Corporation’s income tax accounting; and
•
the Corporation has increased the formality and rigor to controls and procedures over accounting for income taxes
PART II — OTHER INFORMATION
Item 1 — Legal Proceedings
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
Item 4 — Submission of Matters to a Vote of Securities Holders
The Annual Meeting of shareholders was held on Tuesday, April 18, 2006.
The following Class 2 Directors, whose three-year terms will expire in 2009, were elected with the following share votes:

	For	Authority Withheld

Hugo Barth, III	10,408,155	360,050
Alexander Bol	9,920,228	847,977
John Delaney, Jr.	10,079,532	688,673
Eugene Malinowski	10,381,751	386,454
William Thompson	10,366,185	402,020
The following Class 3 Directors, whose two-year terms will expire in 2008, were elected with the following share votes:

	For	Authority Withheld

Kenneth Battiato	10,103,422	664,783
Stephen LaMont	10,103,218	664,987

The following Class 1 Directors terms continue until the 2007 Annual Meeting.

John J. Davis
Brenda Curtis
Donald G. Kein
Norman F. Schroeder
Item 6 — Exhibits

Exhibit 31.1	Certification of the Chief Executive Officer of the Corporation Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2	Certification of the Chief Financial Officer of the Corporation Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1	Certification of the Chief Executive Officer of the Corporation Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2	Certification of the Chief Financial Officer of the Corporation Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf, by the undersigned, thereunto duly authorized.

CENTER BANCORP, INC.

Date: May 10, 2006	By:	/s/ Anthony C. Weagley
Anthony C. Weagley, Treasurer (Chief Financial Officer)