Form 10-Q
period 2006-06-30
CENTER BANCORP INC
filed 2006-08-09
CIK 712771

UNITED STATES OF AMERICA
SECURITIES & EXCHANGE COMMISSION
Washington, D.C. 20549
______________
FORM 10-Q
______________

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2006
OR
☐      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to ________
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
______________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” (in Rule 12b-12 of the Exchange Act).

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-accelerated Filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
——————

Common stock, no par value:	13,231,461
(Title of Class)	(Outstanding at July 28, 2006)

CENTER BANCORP, INC.
INDEX TO FORM 10-Q

		Page

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements
	Consolidated Statements of Condition at June 30, 2006 (unaudited) and December 31, 2005 (audited)	2

	Consolidated Statements of Income for the three and six months ended June 30, 2006 and 2005 (unaudited)	3

	Consolidated Statement of Changes in Stockholders Equity for the six months ended June 30, 2006 and 2005 (unaudited)	4

	Consolidated Statements of Cash Flows for the six months ended June 30, 2006 and 2005 (unaudited)	5

	Notes to Consolidated Financial Statements	6-11

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12-28

Item 3.	Qualitative and Quantitative Disclosures about Market Risks	28

Item 4.	Controls and Procedures	29

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	30

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	30

Item 3.	Default upon Senior Securities	30

Item 4.	Submission of Matters to a Vote of Security Holders	30

Item 5.	Other Information	30

Item 6.	Exhibits	30

	Signatures	31

	Certifications

PART I – FINANCIAL INFORMATION
The following unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and, accordingly, do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2006, or for any other interim period. The Center Bancorp Inc. 2005 Annual Report on Form 10-K should be read in conjunction with these statements.

Item 1. Financial Statements
CENTER BANCORP, INC.
CONSOLIDATED STATEMENTS OF CONDITION

	June 30,	December 31,
(Dollars in thousands)	2006	2005
	(unaudited)	(audited)
ASSETS
Cash and due from banks	$17,007	$19,343
Federal funds sold and securities purchased under agreement to resell	30,228	—
Total cash and cash equivalents	47,235	19,343
Investment securities held to maturity (approximate market value of $134,294 in 2006 and $140,628 in 2005)	136,224	140,514
Investment securities available-for-sale	296,117	388,170
Total investment securities	432,341	528,684
Loans, net of unearned income	530,650	505,826
Less – Allowance for loan losses	4,935	4,937
Net Loans	525,715	500,889
Premises and equipment, net	18,425	18,343
Accrued interest receivable	4,925	5,875
Bank owned life insurance	20,972	18,588
Other Assets	5,725	5,670
Goodwill and other intangible assets	17,375	17,437
Total assets	$1,072,713	$1,114,829
LIABILITIES
Deposits:
Non-interest bearing	$132,098	$139,911
Interest-bearing
Certificates of deposit $100 and over	125,614	154,409
Interest-bearing transactions, savings and time deposits $100 and less	515,251	406,281
Total deposits	772,963	700,601
Short-term borrowings	29,373	122,093
Long-term borrowings	157,682	171,870
Subordinated debentures	15,465	15,465
Accounts payable and accrued liabilities	3,012	5,311
Total liabilities	$978,495	$1,015,340
STOCKHOLDERS’ EQUITY
Preferred Stock, no par value:
Authorized 5,000,000 shares; none issued	$—	$—
Common stock, no par value:
Authorized 20,000,000 shares; issued 14,467,962 shares in 2006 and 2005, respectively	65,592	65,592
Additional paid in capital	3,912	3,787
Retained earnings	36,336	38,453
Treasury stock, at cost (1,236,501 and 1,036,334 shares in 2006 and 2005, respectively)	(6,242)	(3,701)
Accumulated other comprehensive loss	(5,380)	(4,642)
Total stockholders’ equity	94,218	99,489
Total liabilities and stockholders’ equity	$1,072,713	$1,114,829

See accompanying notes to consolidated financial statements

CENTER BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per share data)	2006	2005	2006	2005
	(unaudited)		(unaudited)
Interest income:
Interest and fees on loans	$7,777	$5,928	$15,138	$10,961
Interest and dividends on investment securities:
Taxable interest income	3,912	4,935	8,401	9,423
Non-taxable interest income	1,010	992	2,026	1,965
Dividends	214	465	569	915
Interest on Federal funds sold and securities purchased under agreement to resell	141	17	151	29
Total interest income	13,054	12,337	26,285	23,293
Interest expense:
Interest on certificates of deposit $100 and over	1,354	987	2,703	1,986
Interest on other deposits	2,819	1,896	4,889	3,456
Interest on borrowings	2,573	2,605	5,985	4,587
Total interest expense	6,746	5,488	13,577	10,029
Net interest income	6,308	6,849	12,708	13,264
Provision for loan losses	0	0	0	0
Net interest income after provision for loan losses	6,308	6,849	12,708	13,264
Other income:
Service charges, commissions and fees	449	475	887	970
Other income	91	160	210	255
Annuity and Insurance	53	72	105	114
Bank Owned Life Insurance	203	184	384	367
Gain (loss) on securities sold	77	23	(3,578)	36
Total other income (loss)	873	914	(1,992)	1,742
Other expense:
Salaries and employee benefits	3,037	3,004	6,319	5,881
Occupancy, net	521	442	1,127	1,012
Premises and equipment	467	483	915	941
Stationery and printing	178	181	389	302
Marketing and advertising	187	160	301	332
Other	1,376	1,153	2,916	2,294
Total other expense	5,766	5,423	11,967	10,762
Income (loss) before income tax expense (benefit)	1,415	2,340	(1,251)	4,244
Income tax expense (benefit)	43	407	(1,556)	566
Net income	$1,372	$1,933	$305	$3,678
Earnings per share:
Basic	$0.10	$0.18	$0.02	$0.34
Diluted	$0.10	$0.18	$0.02	$0.34
Weighted average common shares outstanding:
Basic	13,276,568	10,962,507	13,355,459	10,697,411
Diluted	13,353,176	11,005,043	13,423,412	10,741,239
All per common share amounts have been adjusted retroactively for common stock splits and common stock dividends impacting the periods presented.

See accompanying notes to consolidated financial statements

CENTER BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in thousands)	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity

Balance – December 31, 2004	$30,441	$4,477	$36,973	$(3,775)	$527	$68,643
Cash dividend	—	—	(1,933)	—	—	(1,933)
Issuance of common stock	21,874	(925)	(1,637)	—	—	19,312
Common stock issued in Red Oak acquisition	13,277	—	—	—	—	13,277
Exercise of stock options	—	148	—	23	—	171
Restricted stock award	—	75	—	31	—	106
Net income	—	—	3,678	—	—	3,678
Unrealized holding loss on securities arising during the period (net of tax benefit of $821)	—	—	—	—	(1,546)
Less reclassification adjustment for gains included in net income (net of tax of $12)	—	—	—	—	24
Net unrealized holding loss on securities arising during the period (net of tax benefit of $809)	—	—	—	—	—	(1,570)
Total comprehensive Income (loss)	—	—	—	—	—	2,108
Balance, June 30, 2005	$65,592	$3,775	$37,081	$(3,721)	$(1,043)	$101,684

Balance – December 31, 2005	$65,592	$3,787	$38,453	$(3,701)	$(4,642)	$99,489
Cash dividend	—	—	(2,411)	—	—	(2,411)
Issuance of common stock	—	—	(11)	—	—	(11)
Exercise of stock options	—	51	—	32	—	83
Treasury stock purchase	—	—	—	(2,573)	—	(2,573)
Net income	—	—	305	—	—	305
Stock-based compensation	—	74	—	—	—	74
Unrealized holding gain on securities arising during the period (net of tax of ($1,914))	—	—	—	—	(2,872)
Less reclassification adjustment for losses included in net loss (net of tax of ($1,444))	—	—	—	—	(2,134)
Net unrealized holding loss on securities arising during the period (net of tax of ($470))	—	—	—	—	—	(738)
Total comprehensive income (loss)	—	—	—	—	—	(355)
Balance, June 30, 2006	$65,592	$3,912	$36,336	$(6,242)	$(5,380)	$94,218

See accompanying notes to consolidated financial statements

CENTER BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOW

	Six Months Ended June 30,
(Dollars in thousands)	2006	2005
	(unaudited)
Cash Flows from Operating Activities:
Net income	$305	$3,678
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	883	851
Stock-based compensation expense	74	—
Losses (gains) on sales of investment securities available-for-sale	3,578	(36)
Decrease (increase) in accrued interest receivable	950	(1,116)
(Increase) decrease in other assets	(66)	398
Decrease in other liabilities	(1,078)	(304)
Increase in cash surrender value of bank owned life insurance	(384)	(367)
Amortization of premium and accretion of discount on investment securities, net	155	240
Net cash provided by operating activities	4,417	3,344
Cash Flows from Investing Activities:
Proceeds from maturities of investment securities available-for-sale	102,592	177,542
Proceeds from maturities, calls and paydowns of securities held to maturity	4,200	8,325
Proceeds (purchase) of FHLB and FRB Stock, net	4,003	(2,779)
Proceeds from sales of investment securities available-for-sale	105,261	48,183
Purchase of securities available-for-sale	(125,394)	(207,876)
Purchase of securities held to maturity	—	(30,561)
Net increase in loans	(24,826)	(30,459)
Cash and cash equivalents acquired from Red Oak	—	2,433
Cash consideration paid to acquire Red Oak	—	(13,279)
Property and equipment expenditures, net	(903)	(844)
Purchase of bank owned life insurance	(2,000)	—
Net cash provided by (used in) investing activities	62,933	(49,315)
Cash Flows from Financing Activities:
Net increase (decrease) in deposits	72,362	(51,741)
Net (decrease) increase in short-term borrowings	(39,720)	54,948
Proceeds from FHLB advances	—	152,439
Payment on FHLB advances	(67,188)	(107,257)
Dividends paid	(2,411)	(1,933)
Proceeds from issuance of common stock	72	19,483
Purchase of treasury stock	(2,573)	—
Net cash (used in) provided by financing activities	(39,458)	65,939
Net increase in cash and cash equivalents	27,892	19,968
Cash and cash equivalents at beginning of period	19,343	12,033
Cash and cash equivalents at end of year	$47,235	$32,001
Supplemental Disclosures of Cash Flow Information:
Interest paid on deposits and borrowings	$13,044	$9,853
Income taxes paid	$108	$615
Supplemental Disclosures of Cash Flow Information at Date of Acquisition:
Fair value of assets acquired	$—	$113,669
Goodwill and core deposit intangible	$—	$15,411
Liabilities assumed	$—	$88,518
Common stock issued for the Red Oak Bank, acquisition, net	$—	$13,277

See accompanying notes to consolidated financial statements

CENTER BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 — Summary of Significant Accounting Policies
Principles of Consolidation
The consolidated financial statements of Center Bancorp, Inc. (the “Corporation”) are prepared on the accrual basis and include the accounts of the Corporation and its wholly owned subsidiaries, including Union Center National Bank (the “Bank”). All significant inter-company accounts and transactions have been eliminated from the accompanying consolidated financial statements.
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
In the opinion of Management, all adjustments necessary for a fair presentation of the Corporation’s financial condition and results of operations for the interim periods have been made. Such adjustments are of a normal recurring nature. Certain reclassifications have been made for 2005 to conform to the classifications presented in 2006. Results for the period ended June 30, 2006 are not necessarily indicative of results for any other interim period or for the entire fiscal year. Reference is made to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005 for information regarding accounting principles.
Stock Based Compensation
Effective January 1, 2006, the Corporation adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123R using the modified prospective transition method and therefore has not restated results for prior periods. Under this transition method, stock-based compensation expense for the six months ended June 30, 2006 includes compensation expense for all stock-based compensation awards granted, but not yet vested, as of December 31, 2005 based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 “Accounting for stock-based compensation”. The stock-based compensation expense for all stock-based compensation awards granted after that date is based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. The Corporation will recognize these expenses on a straight-line method over the requisite service period of the stock award, which is the vesting term. Prior to the adoption of SFAS 123R, the Corporation recognized stock-based compensation expense in accordance with APB 25. In March of 2005, the Securities and Exchange Commission (the “SEC”) issued a Staff Accounting Bulletin No. 107 (“SAB 107”) regarding the SEC’s interpretation of SFAS 123R and the valuation of share-based payments for public companies. The Corporation has applied the provisions of SAB 107 in its adoption of SFAS 123R. See Note 3 of the Consolidated Financial Statements for a further discussion.
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
(Unaudited)
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
Note 3 — Stock-Based Compensation
At June 30, 2006, the Corporation maintained a number of stock-based compensation plans that new grants could be issued from. The Corporation’s Stock Option Plans permit Center Bancorp, Inc.’s common stock to be issued to key employees and directors of the Corporation and the Bank. The options and/or awards made under the plans are intended to be Incentive Stock Options, Non-qualified Stock Options or Restricted Awards. Under the 1999 Employee Stock Incentive Plan, an aggregate of 217,284 shares remain available under the plan and are authorized for issuance. Under the 2003 non-employee director stock option plan, an aggregate of 455,170 shares remain available under the plan and are authorized for issuance. Such shares may be Treasury shares, newly issued or a combination thereof. These plans also authorize the use of restricted stock awards.
The total compensation expense related to these plans was $44,031 and $73,552 for the three and six months respectively, ended June 30, 2006. Prior to December 31, 2005, the Corporation accounted for those plans under the recognition and measurement provisions of APB 25. Accordingly, the Corporation generally recognized compensation expense only when it granted options with a discounted exercise price. As a result during that period, no stock-based employee compensation expense or any resulting compensation expense was recognized ratably over the associated service period, which was generally the option vesting term.
Prior to December 31, 2005, the Corporation provided pro forma disclosure amounts in accordance with SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“SFAS 148”), as if the fair value method defined by SFAS 123 had been applied to its stock-based compensation.
Effective January 1, 2006, the Corporation adopted the fair value recognition provisions of SFAS 123R, using the modified prospective transition method and therefore has not restated prior period results. Under this transition method, stock-based compensation expense for the first six months of fiscal 2006 included compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of, December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. Stock-based compensation expense for all share-based payment awards granted after December 31, 2005 is based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. The Corporation recognizes these compensation costs net of a forfeiture rate and recognizes the compensation costs for only those shares expected to vest on a straight-line basis over the requisite service period of the award, which is generally the option vesting term of 3 years. The Corporation estimated the forfeiture rate for the first six months of fiscal 2006 based on its historical experience during the preceding seven fiscal years.

CENTER BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 3 — Stock-Based Compensation – (continued)
As a result of adopting SFAS 123R, the impact to the Consolidated Financial Statements for the six months ended June 30, 2006, for income before income taxes and net income was $73,552 and $44,176 lower, respectively. There was no impact on either basic or diluted earnings per share for the six months ended June 30, 2006.
The pro forma table below reflects net earnings and basic and diluted net earnings per share for the three and six months ended June 30, 2005, had the Corporation applied the fair value recognition provisions of SFAS 123, as follows:

(In thousands, except per share amounts)	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005

Net earnings, as reported	$1,933	$3,678
Add: Stock-based compensation included in reported net earnings, net of related tax effects	—	69
Less: Stock-based compensation expense determined under the fair-value-based method for all awards, net of related tax effects	198	286
Pro forma net earnings	$1,735	$3,461
Basic net earnings per share:
As reported	$0.18	$0.34
Pro forma	$0.16	$0.32
Diluted net earnings per share:
As reported	$0.18	$0.34
Pro forma	$0.16	$0.32
Under the principal option plans, the Corporation may grant certain employees restricted stock awards. Restricted stock awards are non-vested stock awards. Restricted stock awards are independent of option grants and are generally subject to forfeiture if employment terminates prior to the release of the restrictions. Such awards generally vest within 30 days to five years from the date of grant. During that period, ownership of the shares cannot be transferred. Restricted stock has the same cash dividend and voting rights as other common stock and is considered to be currently issued and outstanding. The Corporation expenses the cost of the restricted stock awards, which is determined to be the fair market value of the shares at the date of grant, ratably over the period during which the restrictions lapse.
In light of new accounting guidance under SFAS 123R, beginning in the first quarter of fiscal 2006, the Corporation reviewed its assumptions used in estimating the fair value of employee options granted. As part of this review, management will use historical volatility. There were no grants of restricted stock for the six months ended June 30, 2006. In 2005, 8,500 restricted stock were awarded.
The fair value of share-based payment awards was estimated using the Black-Scholes option pricing model with the following assumptions and weighted average fair values:

Stock Options
Three Months Ended June 30, 2006

Weighted average fair value of grants	$5.53
Risk-free interest rate	5.03%
Dividend yield	2.70%
Expected volatility	49.5%
Expected life in months	72

CENTER BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 3 — Stock-Based Compensation – (continued)
Option activity under the principal option plans as of June 30, 2006 and changes during the six months ended June 30, 2006 were as follows:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)

Outstanding at December 31, 2005	377,894	$6.37-$11.17		$1,175
Granted	31,500	13.17		41
Exercised	(8,137)	9.42- 11.03		17
Forfeited/cancelled/expired	—	—		—
Outstanding at June 30, 2006	401,257	$5.41- 15.88	7.25	$1,177
Exercisable at June 30, 2006	316,533	$5.41- 15.88	6.57	$966
The aggregate intrinsic value of options above represents the total pretax intrinsic value (the difference between the Corporation’s closing stock price on the last trading day of the first six months of fiscal 2006 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2006. This amount changes based on the fair market value of the Corporation’s stock.
As of June 30, 2006, $328,663 of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 2.3 years.
Note 4 — Recent Accounting Pronouncements
FIN 48
In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (FIN 48), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that companies recognize in their financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating the impact of adopting FIN 48 on our financial statements.
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

CENTER BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Note 5 — Comprehensive Income
Total comprehensive income includes all changes in equity during a period from transactions and other events and circumstances from non-owner sources. The Corporation’s other comprehensive income (loss) is comprised of unrealized holding gains and losses on securities available-for-sale and an additional minimum pension liability.
Disclosure of comprehensive income (loss) for the six months ended June 30, 2006 and 2005 is presented in the Consolidated Statements of Changes in Stockholders’ Equity.
Note 6 — Earnings Per Share Reconcilement
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
Earnings per common share have been computed based on the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share amounts)	2006	2005	2006	2005

Net income	$1,372	$1,933	$305	$3,678
Average number of common shares outstanding	13,277	10,962	13,355	10,697
Effect of dilutive options	76	43	68	44

Average number of common shares outstanding used to calculate diluted earnings per common share	13,353	11,005	13,423	10,741
Net income per share
Basic	$.10	$.18	$0.02	$0.34
Diluted	$.10	$.18	$0.02	$0.34
Note 7 — Components of Net Period Benefit Cost

	Three Months Ended June 30,
	Pension Benefits		Other Postretirement Benefits
(Dollars in thousands)	2006	2005	2006	2005

Service cost	$236	$187	$14	$12
Interest cost	134	131	22	18
Expected return on plan assets	(148)	(133)	—	—
Amortization of prior service cost	1	1	1	3
Amortization of the net loss	1	6	27	13
Net periodic benefit cost	$224	$192	$64	$46

CENTER BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Note 7 — Components of Net Period Benefit Cost – (continued)

	Six Months Ended June 30,
	Pension Benefits		Other Postretirement Benefits
(Dollars in thousands)	2006	2005	2006	2005

Service cost	$472	$374	$28	$24
Interest cost	268	263	43	37
Expected return on plan assets	(296)	(267)	—	—
Amortization of prior service cost	2	2	2	5
Amortization of the net loss	3	11	54	27
Net periodic benefit cost	$449	$383	$127	$93
Contributions
The Corporation previously disclosed in its financial statements for the year ended December 31, 2005, that it expected to contribute $750,000 to its pension plans in 2006. As of June 30, 2006, the Corporation has contributed $375,000 to its pension plans. The Corporation presently does not anticipate increasing its total contributions for the year to fund its pension plan obligations in 2006.
Note 8 — Variable Interest Entities
During 2001 and 2003, the Corporation issued $10.3 million and $5.2 million, respectively, of subordinated debentures and formed statutory business trusts, which exist for the exclusive purpose of (i) issuing trust securities representing undivided beneficial interests in the assets of the trusts; (ii) investing the gross proceeds of the trust securities in junior subordinated deferrable interest debentures (subordinated debentures) of the Corporation; and (iii) engaging in only those activities necessary or incidental thereto. These subordinated debentures and the related income effects are not eliminated in the consolidated financial statements as the statutory business trusts are not consolidated in accordance with FASB interpretation No. 46 “Consolidation of Variable interest Entities.” Distributions on the subordinated debentures owned by the subsidiary trusts below are classified as interest expense in the Consolidated Statement of Income.
The characteristics of the business trusts and capital securities have not changed with the deconsolidation of the trusts. The capital securities provide an attractive source of funds since they constitute Tier 1 capital for regulatory purposes, but have the same tax advantages as debt for Federal income tax purposes.
On March 1, 2005, the Board of Governors of the Federal Reserve System adopted a final rule that allows the continued inclusion of outstanding and prospective issuances of trust preferred securities in the Tier I capital of bank holding companies, subject to stricter quantitative limits and qualitative standards. The new quantitative limits become effective after a five-year transition period ending March 31, 2009. Under the final rules, trust preferred securities and other restricted core capital elements are limited to 25% of all core capital elements. Amounts of restricted core capital elements in excess of these limits may be included in Tier II Capital. At June 30, 2006, the only restricted core capital element owned by the Corporation is trust preferred securities. Based on a preliminary review of the final rule, the Corporation believes that its trust preferred issues qualify as Tier I Capital. However, in the event that the trust preferred issues would not qualify as Tier I Capital, the Corporation would remain well capitalized.
As of June 30, 2006, assuming the Corporation was not allowed to include the $15.5 million in subordinated debentures in Tier 1 capital, the Corporation would have had a Tier 1 capital ratio of 12.24% and a total risk based capital ratio of 12.98%.
To the extent that the trusts have funds available to make payments, as guarantor, the Corporation continues to unconditionally guarantee payment of required distributions on the capital securities; the redemption price when a capital security is redeemed; and the amounts due if a Trust is liquidated or terminated. During the first six months of 2006, the business trusts did not repurchase any capital securities or related debentures.

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
The allowance for loan losses represents management’s estimate of probable credit losses inherent in the loan portfolio. Determining the amount of the allowance for loan losses is considered a critical accounting estimate because it requires significant judgment and the use of estimates related to the amount and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends and conditions, all of which may be susceptible to significant change. The loan portfolio also represents the largest asset type on the Consolidated Statements of Condition. Note 1 of the Notes to Consolidated Financial Statements in the Corporation’s 2005 Annual Report incorporated by reference to its 2005 report on Form 10-K and pages 20-22 of this Quarterly Report on Form 10-Q under “Allowance for Loan Losses and Related Provisions”, describe the methodology used to determine the allowance for loan losses and discuss the factors driving changes in the amount of the allowance for loan losses.
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
Earnings Analysis
Net income for the three months ended June 30, 2006 amounted to $1,372,000 compared to $1,933,000 earned for the comparable three-month period ended June 30, 2005. On a fully diluted per share basis, earnings decreased to $.10 per share as compared with $.18 per share for the three months ended June 30, 2005. The annualized return on average assets decreased to .54 percent compared with .71 percent for the comparable three-month period in 2005. The annualized return on average stockholders’ equity was 5.75 percent for the three-month period ended June 30, 2006 as compared to 10.45 percent for the three months ended June 30, 2005.
In March 2006, the Corporation restructured its balance sheet. As part of the restructuring, the Corporation sold $86.3 million available for sale securities, which were yielding less than 4% per annum. The sale resulted in a charge of $3.6 million ($2.4 million net of tax). As a result, the Corporation recorded net income for the six months ended June 30, 2006 in the amount of $305,000 compared to net income of $3,678,000 for the comparable six-month period ended June 30, 2005. On a fully diluted per share basis, earnings decreased to $.02 per share as compared with $.34 per share for the six months ended June 30, 2005. The annualized return on average assets decreased to 0 .06 percent compared with 0.70 percent for the comparable six-month period in 2005. The annualized return on average stockholders’ equity was 0.63 percent for the six-month period ended June 30, 2006 as compared to 10.31 percent for the six months ended June 30, 2005.
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
Financial institutions typically analyze earnings performance on a tax-equivalent basis as a result of certain disclosure obligations, which require the presentation of tax-equivalent data, and in order to assist financial statement readers in comparing data from period to period.

Net Interest Income

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in thousands)	2006 Amount	2005 Amount	Percent Change	2006 Amount	2005 Amount	Percent Change

Interest Income:
Investments	$5,661	$7,015	(19.30)	$12,077	$13,522	(10.69)
Loans, including fees	7,777	5,928	31.19	15,138	10,961	38.11
Federal funds sold and securities purchased under agreement to resell	141	17	729.41	151	29	420.69
Total interest income	13,579	12,960	4.78	27,366	24,512	11.64
Interest expense:
Certificates of $100 or more	1,354	987	37.18	2,703	1,986	36.10
Deposits	2,819	1,896	48.68	4,889	3,456	41.44
Borrowings	2,572	2,605	(1.27)	5,984	4,587	30.48
Total interest expense	6,745	5,488	22.90	13,576	10,029	35.37
Net interest income on a fully tax-equivalent basis	6,834	7,472	(8.54)	13,790	14,483	(4.78)
Tax-equivalent adjustment	(525)	(623)	(15.73)	(1,081)	(1,219)	(11.32)
Net interest income*	$6,309	$6,849	(7.88)	$12,709	$13,264	(4.18)
——————
*
Before the provision for loan losses.
NOTE: The tax-equivalent adjustment was computed based on an assumed statutory Federal income tax rate of 34 percent. Adjustments were made for interest earned on securities of state and political subdivisions.
Net interest income on a fully tax-equivalent basis decreased $638,000 or 8.54 percent to $6.8 million for the three months ended June 30, 2006, from $7.5 million for the comparable period in 2005. For the three months ended June 30, 2006, the net interest margin decreased 1 basis point to 2.92 percent from 2.93 percent due primarily to higher rates paid on interest-bearing liabilities. For the three months ended June 30, 2006, an increase in the average yield on interest-earning assets of 71 basis points was offset by an increase in the average cost of interest-bearing liabilities of 93 basis points, which reduced the Corporation’s net interest spread by 22 basis points.
Net interest income on a fully tax-equivalent basis decreased $693,000 or 4.78 percent to $13.8 million for the six-month period ended June 30, 2006, from $14.5 million for the comparable period in 2005. For the six months ended June 30, 2006, the net interest margin decreased 12 basis points to 2.83 percent from 2.95 percent due primarily to higher rates paid on interest-bearing liabilities. For the six months ended June 30, 2006, an increase in the average yield on interest-earning assets of 63 basis points was offset by an increase in the average cost of interest-bearing liabilities of 94 basis points, which reduced the Corporation’s net interest spread by 31 basis points.
For the three-month period ended June 30, 2006, interest income on a tax-equivalent basis increased by $619,000 or 4.78 percent over the comparable three-month period in 2005. This increase reflects an increase in the loan portfolio and rates on earning assets. The Corporation’s loan portfolio increased on average $74.6 million to $510.1 million from $435.5 million in the same quarter of 2005, primarily driven by growth in commercial and home equity loans. The loan portfolio represented approximately 54.5 percent of the Corporation’s interest-earning assets (on average) during the second quarter of 2006 and 42.7 percent in the same quarter in 2005. Average investment volume decreased during the period by $167.0 million compared to 2005.
For the six-month period ended June 30, 2006, interest income on a tax-equivalent basis increased by $2.9 million or 11.64 percent over the comparable six-month period in 2005. This increase primarily reflects an increase in loans and federal funds sold in the mix of average earning assets. The increase in average earning assets for both the three and six month comparison periods includes assets acquired in the purchase of Red Oak Bank as well as internal growth. The Corporation’s loan portfolio increased on average $98.1 million to $506.4 million from $408.3 million in the same period in 2005, primarily driven by growth in commercial loans, commercial real estate and home equity loans. The loan portfolio represented approximately 52.0 percent of the Corporation’s interest earning assets (on average) during the first six months of 2006 and 41.6 percent in the same period in 2005. Average investment volume decreased during the period by $111.4 million compared to 2005.
The factors underlying the quarter-to-quarter changes in net interest income are reflected in the tables appearing on pages 17, 18 and 19, each of which has been presented on a tax-equivalent basis (assuming a 34 percent tax rates). The tables on pages 18 and 19 (Average Statements of Condition Sheet with Interest and Average Rates) shows the Corporation’s consolidated average balance of assets, liabilities, and stockholders’ equity, the amount of income produced from interest-earning assets and the amount of expense resulting from interest-bearing liabilities and the interest income as a percentage of average interest-earning assets, for the three and six month periods ended June 30, 2006 and 2005. The table presented below (Analysis of Variance in Net Interest Income Due to Volume and Rates) quantifies the impact on net interest income resulting from changes in average balances and average rates over the periods presented; any change in interest income or expense attributable to both changes in volume and changes in rate has been allocated in proportion to the relationship of the absolute dollar amount of change in each category.
The Federal Reserve Open Market Committee increased interest rates eight times in the past year, a total of 200 basis points. The yield on interest-earning assets, during the second quarter, grew to 5.80 percent from 5.09 percent in 2005 (a change of 71 basis points); this change was offset by higher rates paid for deposits and borrowings. The total cost of interest-bearing liabilities increased to 3.44 percent, a change of 93 basis points, for the three months ended June 30, 2006 from 2.51 percent for the three months ended June 30, 2005. For the three months ended June 30, 2006, the Corporation’s net interest spread on a tax-equivalent basis decreased to 2.36 percent from 2.58 percent for the three months ended June 30, 2005.
For the six months ended June 30, 2006, the Corporation’s yield on interest-earning assets increased to 5.62 percent from 4.99 percent in the comparable period in 2005 (a change of 63 basis points). This change was partially offset by higher rates paid for deposits and borrowings. The total cost of interest-bearing liabilities increased to 3.33 percent, a change of 94 basis points, for the six months ended June 30, 2006 from 2.39 percent for the six months ended June 30, 2005. For the six months ended June 30, 2006, the Corporation’s net interest spread on a tax-equivalent basis decreased to 2.29 percent from 2.60 percent for the six months ended June 30, 2005.
The following table, “Analysis of Variance in Net Interest Income due to Volume and Rates”, analyzes net interest income by segregating the volume and rate components of various interest-earning assets and liabilities and the changes in the rates earned and paid by the Corporation.
Analysis of Variance in Net Interest Income Due to Volume and Rates

	Three Months Ended June 30, 2006/2005 Increase (Decrease)			Six Months Ended June 30, 2006/2005 Increase (Decrease)
	Due to Change In:			Due to Change In:
(Tax equivalent basis, dollars in thousands)	Average Volume	Average Rate	Net Change	Average Volume	Average Rate	Net Change

Interest-earning assets:
Investment securities:
Taxable	$(1,721)	$790	$(931)	$(1,901)	$(1,075)	$(826)
Non-Taxable	(456)	33	(423)	(934)	315	(619)
Federal funds sold and securities purchased under agreement to resell	104	20	124	84	38	122
Loans, net of unearned discounts	1,087	762	1,849	2,836	1,341	4,177
Total interest-earning assets	(986)	1,605	619	85	2,769	2,854
Interest-bearing liabilities:
Money market deposits	25	107	132	(99)	125	26
Savings deposits	(154)	212	58	(108)	300	192
Time deposits	55	859	914	(6)	1,494	1,488
Other interest-bearing deposits	39	147	186	0	444	444
Short-term borrowings	(688)	558	(130)	26	1,168	1,194
Trust preferred	0	97	97	0	203	203
Total interest-bearing liabilities	(723)	1,980	1,257	(187)	3,734	3,547
Change in net interest income	$(263)	$(375)	$(638)	$272	$(965)	$(693)

The following table, “Average Balance Sheet with Interest and Average Rates”, presents for the six months ended June 30, 2006 and 2005 the Corporation’s average assets, liabilities and stockholders’ equity. The Corporation’s net interest income, net interest spreads and net interest income as a percentage of interest-earning assets are also reflected.
Average Statements of Condition with Interest and Average Rates

	Six Month Period Ended June 30,
	2006			2005
(Tax-equivalent basis, dollars in thousands)	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate

ASSETS
Interest-earning assets:
Investment securities:(1)
Taxable	$347,897	$8,850	5.09%	$425,932	$9,676	4.54%
Non-taxable	112,585	3,227	5.73%	145,900	3,846	5.27%
Federal funds sold and securities purchased under agreement to resell	6,255	151	4.83%	2,201	29	2.64%
Loans, net of unearned income(2)	506,36	515,138	5.98%	408,292	10,961	5.37%
Total interest-earning assets	$973,102	$27,366	5.62%	$982,325	$24,512	4.99%
Non-interest-earning assets
Cash and due from banks	$21,811			$19,840
BOLI	19,275			18,013
Intangible assets	17,408			6,066
Other assets	28,088			27,475
Allowance for possible loan losses	(4,936)			(4,082)
Total non-interest-earning assets	81,646			67,312
Total assets	$1,054,748			$1,049,637
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Money market deposits	$79,022	$958	2.42%	$87,849	$932	2.12%
Savings deposits	99,090	957	1.93%	113,732	765	1.35%
Time deposits	239,851	4,799	4.00%	240,274	3,311	2.76%
Other interest-bearing deposits	120,766	878	1.45%	120,873	434	0.72%
Short-term Borrowings and FHLB Advances	261,670	5,319	4.07%	260,048	4,125	3.17%
Subordinated Debentures	15,465	665	8.60%	15,465	462	5.97%
Total interest-bearing liabilities	$815,864	$13,576	3.33%	$838,241	$10,029	2.39%
Non-interest-bearing liabilities:
Demand deposits	$135,509			$132,781
Other non-interest-bearing deposits	2,547			2,224
Other liabilities	3,697			5,042
Total non-interest-bearing liabilities	141,753			140,047
Stockholders’ equity	97,131			71,349
Total liabilities and stockholders’ equity	$1,054,748			$1,049,637
Net interest income (tax-equivalent basis)		$13,790			$14,483
Net Interest Spread			2.29%			2.60%
Net interest income as percent of earning-assets (net interest margin)			2.83%			2.95%
Tax-equivalent adjustment(3)		(1,081)			(1,219)
Net interest income		$12,709			$13,264
——————
(1)
Average balances for available-for-sale securities are based on amortized cost
(2)
Average balances for loans include loans on non-accrual status
(3)
The tax-equivalent adjustment was computed based on a statutory Federal income tax rate of 34 percent

The following table, “Average Balance Sheet with Interest and Average Rates”, presents for the three months ended June 30, 2006 and 2005 the Corporation’s average assets, liabilities and stockholders’ equity. The Corporation’s net interest income, net interest spreads and net interest income as a percentage of interest-earning assets are also reflected.
Average Statements of Condition with Interest and Average Rates

	Three Month Period Ended June 30,
	2006			2005
(Tax-equivalent basis, dollars in thousands)	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate

ASSETS
Interest-earning assets:
Investment securities:(1)
Taxable	$303,421	$4,110	5.42%	$437,799	$5,041	4.61%
Non-taxable	110,872	1,551	5.60%	143,506	1,974	5.50%
Federal funds sold and securities purchased under agreement to resell	11,553	141	4.88%	2,397	17	2.84%
Loans, net of unearned income(2)	510,126	7,777	6.10%	435,539	5,928	5.44%
Total interest-earning assets	$935,972	$13,579	5.80%	$1,019,241	$12,960	5.09%
Non-interest-earning assets
Cash and due from banks	$23,272			$20,478
BOLI	19,884			18,103
Intangible Assets	17,393			9,961
Other assets	27,800			28,182
Allowance for possible loan losses	(4,936)			(4,343)
Total non-interest-earning assets	83,413			72,381
Total assets	$1,019,385			$1,091,622
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Money market deposits	$95,371	$658	2.76%	$91,206	$526	2.31%
Savings deposits	94,498	468	1.98%	137,004	410	1.20%
Time deposits	242,804	2,586	4.26%	235,311	1,672	2.84%
Other interest-bearing deposits	123,348	461	1.49%	109,153	275	1.01%
Short-term Borrowings & FHLB Advances	212,549	2,234	4.20%	286,144	2,364	3.30%
Subordinated Debentures	15,465	338	8.74%	15,465	241	6.23%
Total interest-bearing liabilities	$784,035	$6,745	3.44%	$874,283	$5,488	2.51%
Non-interest-bearing liabilities:
Demand deposits	$135,299			$135,433
Other non-interest-bearing deposits	1,803			2,785
Other liabilities	2,782			5,150
Total non-interest-bearing liabilities	139,884			143,368
Stockholders’ equity	95,466			73,971
Total liabilities and stockholders’ equity	$1,019,385			$1,091,622
Net interest income (tax-equivalent basis)		$6,834			$7,472
Net Interest Spread			2.36%			2.58%
Net interest income as percent of earning-assets (net interest margin)			2.92%			2.93%
Tax-equivalent adjustment(3)		(525)			(623)
Net interest income		$6,309			$6,849
——————
(1)
Average balances for available-for-sale securities are based on amortized cost
(2)
Average balances for loans include loans on non-accrual status
(3)
The tax-equivalent adjustment was computed based on a statutory Federal income tax rate of 34 percent

Investments
For the three months ended June 30, 2006, the average volume of investment securities decreased to $414.3 million, or 44.3 percent of average earning-assets, a decrease of $167.0 million on average as compared to the same period in 2005. The decrease in volume reflects a repositioning of the Corporation’s balance sheet during the fourth quarter of 2005 and first quarter 2006. At June 30, 2006, the Corporation had reduced its investment portfolio by approximately $96.3 million from December 31, 2005 and $155.4 million from June 30, 2005. The tax-equivalent yield on investments increased by 64 basis points to 5.47 percent from a yield of 4.83 percent during the three-month period ended June 30, 2005. The 64 basis points improvement in the tax-equivalent yield on the portfolio was largely due to the sale and maturity of lower yielding securities in the investment portfolio and to a lesser extent reflects the favorable impact of the higher interest rate environment in 2006 on purchases made. The volume related figures during the three-month period ended June 30, 2006, contributed a decrease in revenue of $2.2 million while rate related changes amounted to an increase of $823,000. At June 30, 2006, the principal components of the investment portfolio are U.S. Treasury & Agency securities, Federal Agency securities, Obligations of U.S. States and Political subdivisions, FHLB stock and other equity securities.
For the six-months ended June 30, 2006, the average volume of investment securities amounted to $460.5 million, or 47.3 percent of average earning assets, a decrease of $111.4 million on average as compared to the same period in 2005. The tax-equivalent yield on investments increased by 52 basis points to 5.25 percent from a yield of 4.73 percent during the six-month period ended June 30, 2005. The 52 basis points improvement in the tax-equivalent yield on the portfolio was largely due to the sale and maturity of lower yielding securities in the investment portfolio and to a lesser extent reflects the favorable impact of the higher interest rate environment in 2006 on purchases made. The volume related figures during the six-month period ended June 30, 2006 contributed a decrease in revenue of $2.8 million while rate related changes amounted to an increase in revenue of $1.4 million.
Securities available-for-sale are a part of the Corporation’s interest rate risk management strategy and may be sold in response to changes in interest rates, changes in prepayment risk, liquidity management and other factors. For the three-month period ended June 30, 2006, the Corporation sold from its available-for-sale portfolio securities totaling approximately $17.9 million which resulted in a net gain of $77,000. For the six months ended June 30, 2006, the Corporation sold from its available-for-sale portfolio securities totaling approximately $108.2 million which resulted in a net loss of $3.6 million.
At June 30, 2006 the net unrealized loss carried as a component of other comprehensive income (loss) and included in stockholders’ equity net of tax amounted to a net unrealized loss of $5.2 million as compared with a net unrealized loss of $1.0 million at June 30, 2005. The unrealized loss resulted from an increase in interest rates promulgated by the Federal Open Market Committee’s actions to continue to raise the Federal Funds rate and the associated shift in the yield curve.
Loans
Loan growth during the six months ended June 30, 2006 occurred primarily in the commercial related sectors of the loan portfolio. Improvement in the commercial component of the loan portfolio resulted from the Corporation’s business development efforts and has been enhanced in recent years by the Corporation’s expanded branch network. The merger with Red Oak Bank in May 2005 also contributed to the mix and net growth of the loan portfolio as compared to June 30, 2005. The increase in the loan portfolio yields for the three-month period was the result of a more favorable interest rate environment as compared with the comparable period in 2005, offset in part by a competitive rate pricing structure maintained by the Corporation to attract new loans and further by the heightened competition for lending relationships that exists in the Corporation’s market. The Corporation’s desire to grow this segment of the earning-asset mix is reflected in its current business development and marketing plans.
For the three months ended June 30, 2006, average loan volume increased $74.6 million or 17.1 percent, while portfolio yield increased by 66 basis points as compared with the same period in 2005. The volume related factors during the period contributed revenue of $1.1 million and rate related changes amounted to an improvement in revenue of $762,000. Total average loan volume increased to $510.1 million with a yield of 6.10 percent, as compared to $435.5 million with a yield of 5.44 percent for the three months ended June 30, 2005. The increased portfolio yield was a result of increased volume and a higher interest rate environment during the second quarter of 2006 compared with the similar quarter of 2005.

For the six months ended June 30, 2006, average loan volume increased $98.1 million or 24.02 percent, while portfolio yield increased by 61 basis points as compared with the same period in 2005. The volume related factors during the period contributed revenue of $2.8 million and rate related changes amounted to an improvement in revenue of $1.3 million. Total average loan volume increased to $506.4 million with a yield of 5.98 percent, as compared to $408.3 million with a yield of 5.37 percent for the six months ended June 30, 2005. The increased portfolio yield was a result of increased volume and a more favorable interest rate environment during the first six months of 2006, compared with the similar period of 2005.
Allowance for Loan Losses and Related Provisions
The purpose of the allowance for loan losses is to absorb the impact of losses inherent in the loan portfolio. Additions to the allowance are made through provisions charged against current operations and through recoveries made on loans previously charged-off. The allowance for loan losses is maintained at an amount considered adequate by management to provide for potential credit losses inherent in the loan portfolio based upon a periodic evaluation of the risk characteristics of the loan portfolio. The determination of the amount of the loan loss provision and the level of the allowance for loan losses are critical accounting policies of the Corporation. In establishing an appropriate allowance, an assessment of the individual borrowers, a determination of the value of the underlying collateral, a review of historical loss experience, a review of peer group loss experience and an analysis of the levels and trends of loan categories, delinquencies, and problem loans are considered. Such factors as the level and trend of interest rates and current economic conditions are also reviewed. At June 30, 2006, the allowance amounted to $4,935,000 as compared to $4,937,000 at December 31, 2005, and $4,995,000 at June 30, 2005. The Corporation did not add any provision to the allowance for loan losses during the three-month periods ended June 30, 2006 and June 30, 2005. The level of the allowance during the respective three-month periods of 2006 and 2005 reflects continued high credit quality trends.
At June 30, 2006 the allowance for loan losses amounted to 0.93 percent of total loans, as compared with 1.00 percent at June 30, 2005. In management’s view, the level of the allowance as of June 30, 2006 is adequate to cover the risk of loss inherent in the loan portfolio. The Corporation’s statements herein regarding the adequacy of the allowance for loan losses constitute “Forward-Looking Statements” under the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from management’s analysis, based principally upon factors considered by management in establishing the allowance.
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
During the three-month and six-month periods ended June 30, 2006 and 2005, the Corporation did not experience any substantial credit problems within its loan portfolio. Net charge-offs for the six months ended June 30, 2006 were approximately $2,000 and were comprised of installment loans as compared with net recoveries of approximately $4,000 for the comparable six month period in 2005, which were also comprised of installment loans.
The Corporation had non-accrual loans of $431,000 at June 30, 2006, $387,000 at December 31, 2005 and $350,000 at June 30, 2005. The Corporation continues to aggressively pursue collections of principal and interest on loans previously charged-off.
The value of impaired loans is based on the present value of expected future cash flows discounted at the loan’s effective interest rate or as a practical expedient, at the loan’s observable market price or at the fair value of the collateral if the loan is collateral dependant. Impaired loans internally classified as substandard or below, in each instance above an established dollar threshold of $200,000, are measured for possible impairment. All loans below the established dollar threshold are considered homogenous and are collectively evaluated for impairment. The reserves allocated to such loans at June 30, 2006, December 31, 2005 and June 30, 2005, were $44,000, $44,000 and $32,300, respectively. At June 30, 2006, total impaired loans were approximately $296,550 compared to $299,850 at December 31, 2005 and $778,856 at June 30, 2005. Although classified as substandard, impaired loans (other than those in non-accrual status) were current with respect to principal and interest payments.

Changes in the allowance for possible loan losses for the six-month period ended June 30, 2006 and 2005, respectively, are set forth below.
Allowance for Loan Losses

	Six Months Ended June 30,
(Dollars in thousands)	2006	2005

Average loans outstanding	$506,365	$408,292
Total loans at end of period	530,650	498,602
Analysis of the Allowance for Loan Losses
Balance at the beginning of year	4,937	3,781
Charge-offs:
Commercial	0	0
Installment loans	15	12
Total charge-offs	15	12
Recoveries:
Commercial	0	0
Installment loans	13	16
Total recoveries	13	16
Net charge-offs/(recoveries):	2	(4)
Addition of Red Oak Bank Reserve – May 20, 2005	0	1,210
Provision for loan losses	0	0
Balance at end of period	$4,935	$4,995
Ratio of net charge-offs during the period to average loans outstanding during the period	N/M	N/M
Allowance for loan losses as a percentage of total loans at end of period	0.93%	1.00%
Asset Quality
The Corporation manages asset quality and credit risk by maintaining diversification in its loan portfolio and through review processes that include analysis of credit requests and ongoing examination of outstanding loans and delinquencies, with particular attention to portfolio dynamics and mix. The Corporation strives to identify loans experiencing difficulty early enough to correct the problems, to record charge-offs promptly based on realistic assessments of current collateral values and to maintain an adequate allowance for loan losses at all times. These practices have protected the Corporation during economic downturns and periods of uncertainty.
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
At June 30, 2006, December 31, 2005 and June 30, 2005, the Corporation had no restructured loans. At June 30, 2006 the Corporation had $2,000,000 in loans 90 days past due and still accruing. There were $179,000 and $88,000 in loans 90 days past due and still accruing at December 31, 2005 and June 30, 2005, respectively. Non-accrual loans totaled $431,000 at June 30, 2006, $387,000 at December 31, 2005 and $350,000 at June 30, 2005.
The outstanding balances of non-accrual loans and accruing loans which are 90 days or more past due as to principal or interest payments, at June 30, 2006, December 31, 2005 and June 30, 2005, were as follows:

Non-Performing Loans

(Dollars in thousands)	June 30, 2006	December 31, 2005	June 30, 2005

Non-accrual loans	$431	$387	$350
Accruing loans past due 90 days or more	2,000	179	88
Total non-performing assets	$2,431	$566	$438
The Corporation had non-performing assets of $2,431,000 at June 30, 2006, $566,000 at December 31, 2005 and $438,000 at June 30, 2005. The increase in accruing loans past due 90 days or more at June 30, 2006, is related to one loan to a commercial borrower secured by real-estate in the amount of $1.5 million that was past due 90 days  and classified as a problem loan. On March 15, 2006, the loan was not renewed and the Corporation initiated foreclosure action. The Corporation received full payment on this loan on August 3, 2006.
The Corporation is not aware of any loans which present serious doubts as to the ability of its borrowers to comply with the present loan and repayment terms and which are expected to fall into one of the categories set forth in the table above. At June 30, 2006, December 31, 2005 and June 30, 2005 the Corporation did not have any other real estate owned.
Other Income
The following table presents the principal categories of other income during the three and six month periods ended June 30, 2006 and 2005.

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in thousands)	2006	2005	% Change	2006	2005	% Change

Service charges, commissions and fees	$449	$475	(5.47)	$887	$970	(8.56)
Other income	91	159	(42.77)	210	255	(17.65)
Annuity & Insurance	53	72	(26.39)	105	114	(7.90)
Bank Owned Life Insurance	203	185	9.73	384	367	4.64
(Losses)/gains on securities sold	77	23	234.78	(3,578)	36	(10,038.89)
Total other income	$873	$914	(4.49)	(1,992)	$1,742	(214.36)
For the three-month period ended June 30, 2006, non-interest income, exclusive of gains/ (losses) on securities sold, decreased $95,000 or 10.66 percent from the comparable quarter of 2005. Non-interest income, including gains on securities sold, decreased $41,000 or 4.49 percent for the second quarter of 2006 as compared with the comparable quarter in 2005. The value of bank owned life insurance and gains on securities sold increased while service charges, commissions and fees and annuity and insurance income declined for the quarter compared to the three months ending June 30, 2005. The decline in other income during the period was primarily attributable to a one-time commission on deluxe checkbook charges in 2005.
For the six-month period ended June 30, 2006, non-interest income, exclusive of gains/ (losses) on securities decreased $120,000 or 7.03 percent from the comparable quarter of 2005. Non-interest income, including gains on securities sold, decreased $3.7 million for the first six months of 2006 compared with the comparable period in 2005. The value of bank owned life insurance and gains on securities sold increased while service charges, commissions and fees and annuity and insurance income declined for the period compared to the six months ending June 30, 2005. The decline in other income during the period was primarily attributable to a one-time commission on deluxe checkbook charges in 2005.
For the three-month period ended June 30, 2006, the Corporation recorded a net gain of $77,000 on securities sold from the available-for-sale investment portfolio compared to gains of $23,000 for the three-month period ended June 30, 2005. During the six-month period ended June 30, 2006, the Corporation recorded a net loss of $3,578,000 on securities sold from the available-for-sale investment portfolio compared to gains of $36,000 for the six-month period ended June 30, 2005. The sales in 2006 were made as part of the Company’s decision to reposition its balance sheet to improve the Company’s interest rate profile and the proceeds from the sales were used to pay down borrowings.

Other Expense
The following table presents the principal categories of other expense during the three months and six-month periods ended June 30, 2006 and 2005.

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in thousands)	2006	2005	% Change	2006	2005	% Change

Salaries and employee benefits	$3,037	$3,004	1.10	$6,319	$5,881	7.45
Occupancy expense, net	521	442	17.87	1,127	1,012	11.36
Premises and equipment	467	483	(3.31)	915	941	(2.76)
Stationery and printing	178	181	(1.66)	389	302	28.81
Marketing and advertising	187	160	16.88	301	332	(9.34)
Other	1,376	1,153	19.34	2,916	2,294	27.11
Total other non-interest expense	$5,766	$5,423	6.32	$11,967	$10,762	11.20
For the three months ended June 30, 2006, total other expenses increased $343,000 or 6.32 percent over the comparable three months ended June 30, 2005. The increases for the period are primarily related to salary and employee benefits, occupancy and bank premise expense and other operating expenses as compared to the comparable period in 2005. The Corporation’s ratio of non-interest expenses (annualized) to average assets increased to 2.26 percent in the second quarter of 2006 from 1.99 percent for the comparable quarter of 2005.
Salaries and employee benefits increased $33,000 or 1.10 percent for the three months ended June 30, 2006 as compared to the comparable three-month period ended June 30, 2005. This increase is primarily attributable to costs associated with increased employee benefits expense and merit and promotional pay increases. Salary and benefit expense for the three months ended June 30, 2006 also includes compensation expense of $44,031 for share-based payments pursuant to the adoption of FASB 123(R). Staffing levels decreased to 210 full-time equivalent employees at June 30, 2006 compared to 212 full-time equivalent employees at June 30, 2005.
For the three months ended June 30, 2006, occupancy and premises expenses increased $63,000 or 6.81 percent over the comparable three-month period in 2005. The increase in occupancy and equipment expenses reflects higher operating costs (utilities, rent, real-estate taxes and general repair and maintenance) of the Corporation’s expanded facilities, as well as depreciation expense of the expanded bank facilities, which includes the acquisition of Red Oak Bank.
Marketing and advertising expense for the three months ended June 30, 2006 increased $27,000 or 16.88 percent over the comparable period in 2005 due to an increase in business activity.
Other expense for the three-month period ended June 30, 2006 increased $233,000 or 19.34 percent compared to same quarter in 2005 and was primarily attributable to increases in general administrative expense including computer, compliance, audit, insurance and other professional fees and legal expenses. Other expenses for the three months ended June 30, 2006, included the core deposit intangible amortization of $31,000 resulting from the Red Oak Bank acquisition.
Total non-interest expense for the six months ended June 30, 2006 increased $622,000 or 27.11% as compared to the comparable quarter in 2005, and was primarily attributable to salary and employee benefits, occupancy and bank premise expense, stationery and printing, and other operating expenses as compared to the comparable period in 2005. The Corporation’s ratio of other expenses (annualized) to average assets increased to 2.27 percent for the period from 2.05 percent for the comparable six months of 2005.
Salaries and employee benefits increased $438,000 or 7.45 percent for the six months ended June 30, 2006 as compared to the comparable six-month period ended June 30, 2005. This increase is primarily attributable to costs associated with increased employee benefits expense and merit and promotional pay increases. Salary and benefit expense for the three months ended June 30, 2006, also includes compensation expense of $73,552 for share-based payments under the adoption of FASB 123(R).
For the six months ended June 30, 2006, occupancy and premises expenses increased $89,000 or 4.56 percent over the comparable six-month period in 2005. The increase in occupancy and equipment expenses reflects higher operating costs (utilities, rent, real-estate taxes and general repair and maintenance) of the Corporation’s expanded facilities, as well as depreciation expense of the expanded bank facilities, which includes the acquisition of Red Oak Bank.
Stationary and printing expense increased $87,000 or 28.81 percent for the six months ended June 30, 2006 compared to the comparable six-month period ended June 30,2005 due to an increase in business activity, offset partially by marketing and advertising expense which decreased by $31,000 or 9.34 percent compared to the six-month period ended June 30, 2005.
Total other expenses for the six months ended June 30, 2006 increased $622,000 or 27.11 percent over the comparable six months ended June 30, 2005 and was primarily attributable to increased computer, compliance, audit, insurance and other professional fees expenses. Other expenses for the six months ended June 30, 2006, included the core deposit intangible amortization of $63,000 resulting from the Red Oak Bank acquisition.
Provision for Income Taxes
For the three-month period ended June 30, 2006, the effective tax rate was 3.04 percent as compared to 17.4 percent for the three-month period ended June 30, 2005. For the six months ended June 30, 2006, the Corporation recorded a benefit of $1.55 million for income taxes compared to an expense of $566,000 for the comparable period of 2005. Current six-month results include the effect of a pre-tax net loss on securities sales of $3.7 million which occurred in March 2006. The Corporation adjusts its expected annual tax rate on a quarterly basis based on current projections of non-deductible expenses, tax-exempt interest, increase in the cash surrender values of bank owned life insurance and pre-tax net earnings. Tax-exempt interest income decreased by $423,000 or 21.4 percent for the three-month period ended June 30, 2006, and decreased $619,000 or 16.1 percent for the six-month period ended June 30, 2006 as compared to the comparable three and six month periods in 2005, respectively.
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
At June 30, 2006, the Corporation reflects a negative interest sensitivity gap (or an interest sensitivity ratio) of 0.67:1.00 at the cumulative one-year position. For the six months ended June 30, 2006 and all of 2005 the Corporation had a negative interest sensitivity gap. Management’s perception is that interest rates will continue to be volatile; therefore emphasis has been, and is expected to continue to be, placed on interest-sensitivity matching with the objective of stabilizing the net interest spread during 2006. However, no assurance can be given that this objective will be met.
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
Liquidity is measured and monitored for the Corporation’s bank subsidiary, Union Center National Bank (the “Bank”). The Corporation reviews its net short-term mismatch. This measures the ability of the Corporation to meet obligations should access to bank dividends be constrained. At June 30, 2006, the parent Corporation had $8.8 million in cash compared to $19.4 million at June 30, 2005. The parent Corporation has less cash available in 2006 due to the acceleration of the repositioning of its balance sheet to enhance its earnings profile and reduce exposure to future interest rate risk. Expenses at the parent Corporation are minimal and management believes that the parent Corporation has adequate liquidity to fund its obligations.
Certain provisions of long-term debt agreements prevent the Corporation from creating liens on, disposing of or issuing voting stock of subsidiaries. As of June 30, 2006 the Corporation was in compliance with all covenants and provisions of these agreements.
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
Anticipated cash-flows at June 30, 2006, projected to July 2007, indicates that the Bank’s liquidity should remain strong, with an approximate projection of $240.2 million in anticipated cash flows over the next twelve months. This projection represents a forward-looking statement under the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from this projection depending upon a number of factors, including the liquidity needs of the Bank’s customers, the availability of sources of liquidity and general economic conditions.
Deposits
Total deposits increased from $700.6 million on December 31, 2005 to $773.0 million on June 30, 2006, an increase of $72.4 million, or 10.3%. Total non-interest bearing deposits decreased from $139.9 million to $132.1 million, a decrease of $7.8 million or 5.6%. Savings and interest bearing transaction accounts increased from $560.7 million on December 31, 2005 to $640.9 million on June 30, 2006, an increase of $80.2 million or 14.3%. Time deposits under $100,000 increased $51.5 million to $138.7 million, while time deposits $100,000 and over increased $7.5 million to $125.6 million.
The Corporation derives a significant proportion of its liquidity from its core deposit base  For the six months ended June 30, 2006, core deposits, comprised of total demand deposits, savings and money market accounts, increased by $56.9 million or 12.6% from December 31, 2005 to $508.6 million. At June 30, 2006, core deposits were 65.8% of total deposits compared to 64.5% at December 31, 2005. Alternatively, the Corporation uses a more stringent calculation for the management of its liquidity positions internally which consists of total demand and savings accounts (excluding Super Max and money market accounts under $100,000) and excludes time deposits as part of core deposits as a percentage of total deposits. This number represented 44.2 percent of total deposits at June 30, 2006 as compared with 47.8 percent at December 31, 2005.

More volatile rate sensitive deposits, concentrated in time certificates of deposit greater than $100,000, decreased to 16.3 percent of total deposits at June 30, 2006 from 16.4 percent at June 30, 2005
The following table depicts the Corporation’s core deposit mix at June 30, 2006 and 2005.
Core Deposit Mix

	June 30,
(Dollars in thousands)	2006	Percentage	2005	Percentage	Net Change In Volume 2006 Vs. 2005

Demand Deposits	$131,722	38.5	$148,742	39.5	$(17,020)
Interest-Bearing Demand	101,376	29.7	117,683	31.3	(16,307)
Regular Savings	64,382	18.8	82,282	21.9	(17,900)
Money Market Deposits under $100	44,351	13.0	27,412	7.3	16,939
Total core deposits	341,831	100.0	376,119	100.0	(34,288)
Total deposits	772,963		721,206		51,757
Core deposits to total deposits	$44.2%		$52.2%
Short-term borrowings can be used to satisfy daily funding needs. Balances in these accounts fluctuate significantly on a day-to-day basis. The Corporation’s principal short-term funding sources are securities sold under agreements to repurchase, advances from the Federal Home Loan Bank and federal funds purchased. Average borrowings during the six months ended June 30, 2006 were $261.7 million, an increase of $1.6 million or 0.62 percent from $260.0 million in average borrowings during the comparable six months ended June 30, 2005.
During the six months ended June 30, 2006, average funding sources decreased by approximately $19.3 million or 1.99 percent, compared to the same period in 2005. Interest-bearing deposit liabilities decreased approximately $24.0 million on average and were comprised primarily of declines in money market, savings, time deposits and other interest-bearing deposits. Non-interest-bearing funding sources as a percentage of the total funding mix increased to 14.5 percent on average as compared to 13.9 percent for the six-month period ended June 30, 2005. This reflects a shift in deposit mix to interest-bearing funding sources as a percentage of the funding base as compared with overall deposit growth.
Operating, Investing and Financing Cash Flow
The consolidated statements of cash flows present the changes in cash and cash equivalents from operating, investing and financing activities. During the six months ended June 30, 2006, cash and cash equivalents (which increased overall by $27.9 million) were provided (on a net basis) by operating activities in the amount of approximately $4.4 million and investing activities in the amount of approximately $62.9 million, primarily due to $105.3 million in proceeds from the sale of investment securities available for sale and another $102.6 million in proceeds from maturing investment securities available for sale offset by purchases of $125.4 million of securities available for sale and a $24.8 million increase in loans. Financing activities primarily consisted of cash provided by increases in deposits of $73.4 million offset by a decrease in borrowings of $39.7 million and payments on Federal Home Loan Bank advances of $67.2 million.
Stockholders’ Equity
Total stockholders’ equity averaged $97.1 million or 9.21 percent of average assets for the six month period ended June 30, 2006, as compared to $71.3 million, or 6.80 percent, during the same period in 2005. The Corporation’s dividend reinvestment and optional stock purchase plan contributed approximately $78,000 in new capital for the six months ended June 30, 2006 as compared with $382,000 for the comparable period in 2005. Book value per common share was $7.12 at June 30, 2006 as compared to $7.57 at June 30, 2005. Tangible book value (i.e., book value less goodwill and other intangible assets) per common share was $5.81 at June 30, 2006 and $6.20 at June 30, 2005.

As of June 30, 2006 the Corporation has purchased 265,634 common shares at an average cost per share of $11.71 under the stock buyback program announced on January 24, 2002 for the repurchase of up to 671,802 shares of the Corporation’s outstanding common stock. The repurchased shares were recorded as Treasury Stock, which resulted in a decrease in stockholder’s equity. For the six-month period ended June 30, 2006 the Corporation repurchased 208,304 shares at an average cost per share of $12.36.
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
Risk-Based Capital/Leverage
Banking regulations require banks to maintain minimum levels of regulatory capital. Under the regulations in effect at June 30, 2006, the Bank was required to maintain (i) a minimum leverage ratio of Tier 1 capital to total adjusted assets of 4.00%, and (ii) minimum ratios of Tier 1 and total capital to risk-weighted assets of 4.00% and 8.00%, respectively.
At June 30, 2006, the Corporation’s total Tier 1 capital (defined as tangible stockholders’ equity for common stock and Trust Preferred Capital Securities) amounted to $97.5 million or 9.73 percent of total assets. Tier I capital excludes the effect of SFAS No. 115, $5.4 million of net unrealized losses, after tax, on securities available-for-sale (included as a component of other comprehensive (loss)/income) and goodwill and other intangible assets of approximately $17.4 million as of June 30, 2006. At June 30, 2006 the Corporation’s estimated Tier I risk-based and total risk-based capital ratios were 14.55 percent and 15.29 percent, respectively. These ratios are well above the minimum guidelines of capital to risk-adjusted assets in effect as of June 30, 2006.
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
The foregoing capital ratios are based in part on specific quantitative measures of assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by the bank regulators about capital components, risk weightings and other factors. As of June 30, 2006, management believes that each of the Bank and the Corporation meet all capital adequacy requirements to which it is subject.
Subordinated Debentures
On December 19, 2003, Center Bancorp Statutory Trust II, a statutory business trust and wholly-owned subsidiary of Center Bancorp, Inc., issued $5.0 million of MMCapS capital securities to investors due on January 23, 2034. The capital securities qualify as Tier 1 capital. The trust loaned the proceeds of this offering to the Corporation and received in exchange $5.2 million of the Corporation’s subordinated debentures. The subordinated debentures are redeemable in whole or part, prior to maturity but after January 23, 2009.The floating interest rate on the subordinated debentures is three month LIBOR plus 2.85% and reprices quarterly. The rate at June 30, 2006 was 8.00%.
On December 18, 2001, Center Bancorp Statutory Trust I, a statutory business trust and wholly-owned subsidiary of Center Bancorp, Inc., issued $10.0 million of floating rate capital trust pass through securities to investors due on December 18, 2031. The trust loaned the proceeds of this offering to the Corporation and received in exchange $10.3 million of the Corporation’s subordinated debentures. The subordinated debentures are redeemable in whole or part, prior to maturity but after December 18, 2006. The floating interest rate on the subordinated debentures is three month LIBOR plus 3.60% and reprices quarterly. The rate at June 30, 2006 was 9.00%.

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
The Corporation’s income simulation model analyzes interest rate sensitivity by projecting net interest income over the next 24 months in a flat rate scenario versus net interest in alternative interest rate scenarios. Management reviews and refines its interest rate risk management process in response to the changing economic climate. The low level of interest rates experienced for several years necessitated a modification of the Corporation’s standard rate scenario of a shock down 200 basis points over 12 months to down 100 basis points over a 12-month period. However, given the recent rise in rates for the period ended June 30, 2006 the Corporation has returned to a -200 basis point shock down over a 12-month period.
Based on the results of the interest simulation model as of June 30, 2006, and assuming that management does not take action to alter the outcome, the Corporation would expect an increase of 7.20 percent in net interest income if interest rates decreased 200 basis points from the current rates in an immediate and parallel shock over a 12-month period. In a rising rate environment, based on the results of the model as of June 30, 2006, the Corporation would expect a decrease of 8.56 percent in net interest income if interest rates increased by 200 basis points from current rates in an immediate shock over a twelve month period.
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
Item 4 — Controls and Procedures
(a) Disclosure controls and procedures.
We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the Exchange Act), as of  June 30, 2006. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that, as of the end of the period covered by this report (June 30, 2006), our disclosure controls and procedures were not effective due to the material weakness described below.
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

PART II – OTHER INFORMATION
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
Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds
As of June 30, 2006, the Corporation has purchased 265,634 common shares at an average cost per share of $11.71 under the stock buyback program amended on March 27, 2006 for the repurchase of up to 671,802 shares of the Corporation’s outstanding common stock. The repurchased shares were recorded as Treasury Stock, which resulted in a decrease in stockholder’s equity. During the three months ended June 30, 2006 there were 208,304 shares repurchased at an average cost of $12.36 per share.
Information concerning the second quarter 2006 stock repurchases is set forth below.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

April 1 through April 30, 2006	117,000	$11.89	174,330	497,472
May 1 through May 31, 2006	91,304	$12.95	265,634	406,168
June 1 through June 30, 2006	0	—	265,634	406,168
Total	265,634	$12.36	265,634	406,168
Item 3 — Defaults upon Senior Securities
Not Applicable
Item 4 — Submission of Matters to a Vote of Security Holders
Not Applicable
Item 5 — Other Information
Not Applicable
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
Anthony C. Weagley, Treasurer (Chief Financial Officer)
Date: August 9, 2006