Form 10-Q
period 2006-09-30
CENTER BANCORP INC
filed 2006-11-09
CIK 712771

UNITED STATES OF AMERICA
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________
FORM 10-Q
______________
☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2006
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

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-accelerated Filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
______________

Common Stock, No Par Value:	13,224,701
(Title of Class)	(Outstanding at October 31, 2006)

CENTER BANCORP, INC.

PART I – FINANCIAL INFORMATION
The following unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and, accordingly, do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine-months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2006, or for any other interim period. The Center Bancorp Inc. 2005 Annual Report on Form 10-K should be read in conjunction with these statements.

Item 1. Financial Statements
CENTER BANCORP, INC.
CONSOLIDATED STATEMENTS OF CONDITION

	September 30,	December 31,
(dollars in thousands)	2006	2005
	(unaudited)	(audited)
ASSETS
Cash and due from banks	$18,431	$19,343
Federal funds sold and securities purchased under agreement to resell	7,884	—
Total cash and cash equivalents	26,315	19,343
Investment securities held to maturity (approximate market value of $134,942 in 2006 and $140,628 in 2005)	136,881	140,514
Investment securities available-for-sale	263,049	388,170
Total investment securities	399,930	528,684
Loans, net of unearned income	537,350	505,826
Less – Allowance for loan losses	4,908	4,937
Net Loans	532,442	500,889
Premises and equipment, net	18,621	18,343
Accrued interest receivable	5,252	5,875
Bank owned life insurance	21,185	18,588
Other assets	9,335	5,670
Goodwill and other intangible assets	17,346	17,437
Total assets	$1,030,426	$1,114,829

LIABILITIES
Deposits:
Non-interest bearing	$135,280	$139,911
Interest-bearing
Certificates of deposit $100 and over	90,560	154,409
Interest-bearing transactions, savings and time deposits $100 and less	505,887	406,281
Total deposits	731,727	700,601
Term borrowings	89,635	157,370
Fed funds purchased	—	40,000
Overnight FHLB Borrowings	—	20,900
Securities sold under agreement to repurchase	92,853	75,693
Subordinated debentures	15,465	15,465
Accounts payable and accrued liabilities	4,069	5,311
Total liabilities	933,749	1,015,340

STOCKHOLDERS’ EQUITY
Preferred Stock, no par value:
Authorized 5,000,000 shares; none issued	—	—
Common stock, no par value:
Authorized 20,000,000 shares; issued 14,467,962 shares at September 30, 2006 and December 31, 2005; outstanding shares 13,224,701 at September 30, 2006 and 13,431,628 at December 31, 2005	65,592	65,592
Additional paid in capital	4,275	3,787
Retained earnings	36,432	38,453
Treasury stock at cost (1,243,261 and 1,036,334 shares in 2006 and 2005, respectively)	(6,760)	(3,701)
Accumulated other comprehensive loss	(2,862)	(4,642)
Total stockholders’ equity	96,677	99,489
Total liabilities and stockholders’ equity	$1,030,426	$1,114,829

See accompanying notes to consolidated financial statements

CENTER BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Three-Months Ended September 30,		Nine-Months Ended September 30,
(dollars in thousands, except per share data)	2006	2005	2006	2005
	(Unaudited)		(Unaudited)
Interest income:
Interest and fees on loans	$8,345	$7,044	$23,483	$18,005
Interest and dividends on investment securities:
Taxable interest income	3,666	4,824	12,067	14,247
Non-taxable interest income	945	989	2,971	2,954
Dividends	442	717	1,011	1,632
Interest on Federal funds sold and securities purchased under agreement to resell	234	—	385	29
Total interest income	13,632	13,574	39,917	36,867
Interest expense:
Interest on certificates of deposit $100 or more	1,180	820	3,883	2,806
Interest on other deposits	4,049	2,105	8,938	5,561
Interest on borrowings	2,451	3,494	8,436	8,081
Total interest expense	7,680	6,419	21,257	16,448
Net interest income	5,952	7,155	18,660	20,419
Provision for loan losses	—	—	—	—
Net interest income after provision for loan losses	5,952	7,155	18,660	20,419
Other income:
Service charges, commissions and fees	443	501	1,330	1,471
Other income	99	235	309	490
Annuity and insurance	40	49	145	163
Bank owned life insurance	213	185	597	552
Gain (loss) on securities sold	212	326	(3,366)	362
Total other income (loss)	1,007	1,296	(985)	3,038
Other expense:
Salaries and employee benefits	2,955	3,168	9,274	9,049
Occupancy, net	563	575	1,690	1,587
Premises and equipment	461	499	1,376	1,440
Stationery and printing	159	156	548	458
Marketing and advertising	164	183	465	515
Other	1,433	1,356	4,349	3,650
Total other expense	5,735	5,937	17,702	16,699
Income (loss) before income tax (benefit) expense	1,224	2,514	(27)	6,758
Income tax (benefit) expense	(78)	478	(1,634)	1,044
Net income	$1,302	$2,036	$1,607	$5,714
Earnings per share:
Basic	$0.10	$0.15	$0.12	$0.49
Diluted	$0.10	$0.15	$0.12	$0.49
Weighted average common shares outstanding:
Basic	13,234,443	13,427,251	13,314,677	11,607,358
Diluted	13,323,107	13,472,086	13,390,561	11,651,521

See accompanying notes to consolidated financial statements

CENTER BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(dollars in thousands)	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity

Balance – December 31, 2004	$30,441	$4,477	$36,973	$(3,775)	$527	$68,643
Cash dividend	—	—	(3,309)	—	—	(3,309)
Issuance of common stock	21,874	(925)	(1,637)	—	—	19,312
Common stock issued in Red Oak acquisition	13,277	—	—	—	—	13,277
Exercise of stock options	—	155	—	32	—	187
Restricted stock award	—	75	—	31	—	106
Net income	—	—	5,714	—	—	5,714
Unrealized holding loss on securities arising during the period (net of tax benefit of $2,113)	—	—	—	—	(4,101)	—
Reclassification adjustment for gains included in net income (net of tax of $123)	—	—	—	—	239	—
Net unrealized holding loss on securities arising during the period (net of tax benefit of $1,990)	—	—	—	—	—	(3,862)
Total comprehensive income	—	—	—	—	—	1,852
Balance, September 30, 2005	$65,592	$3,782	$37,741	$(3,712)	$(3,335)	$100,068

Balance – December 31, 2005	$65,592	$3,787	$38,453	$(3,701)	$(4,642)	$99,489
Cash dividend	—	—	(3,612)	—	—	(3,612)
Issuance of common stock	—	—	(16)	—	—	(16)
Exercise of stock options	—	229	—	307	—	536
Treasury stock purchase	—	—	—	(3,366)	—	(3,366)
Net income	—	—	1,607	—	—	1,607
Stock-based compensation	—	259	—	—	—	259
Unrealized holding loss on securities arising during the period (net of tax benefit of $139)	—	—	—	—	(208)	—
Reclassification adjustment for losses included in net loss (net of tax of ($1,378))	—	—	—	—	1,988	—
Change in net unrealized holding gain (loss) on securities arising during the period (net of tax of ($1,238))	—	—	—	—	—	1,780
Total comprehensive income	—	—	—	—	—	3,646
Balance, September 30, 2006	$65,592	$4,275	$36,432	$(6,760)	$(2,862)	$96,677

See accompanying notes to consolidated financial statements

CENTER BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOW

	Nine-Months Ended September 30,
(dollars in thousands)	2006	2005
	(unaudited)
Cash Flows from Operating Activities:
Net income	$1,607	$5,714
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,341	1,348
Stock-based compensation expense	119	—
Losses (gains) on sales of investment securities available-for-sale	3,366	(362)
Decrease (increase) in accrued interest receivable	623	(1,341)
(Increase) decrease in other assets	(3,676)	1,258
Decrease in other liabilities	(1,597)	(1,570)
Increase in cash surrender value of bank owned life insurance	(597)	(552)
Amortization of premium and accretion of discount on investment securities, net	189	348
Net cash provided by operating activities	1,375	4,843
Cash Flows from Investing Activities:
Proceeds from maturities of investment securities available-for-sale	180,043	242,243
Proceeds from maturities, calls and paydowns of securities held to maturity	5,500	24,279
Proceeds (purchase) of FHLB and FRB Stock, net	4,030	(3,159)
Proceeds from sales of investment securities available-for-sale	129,200	59,427
Purchase of securities available-for-sale	(189,428)	(287,285)
Purchase of securities held to maturity	(2,000)	(40,901)
Net increase in loans	(31,553)	(34,669)
Cash and cash equivalents acquired from Red Oak	—	2,433
Cash consideration paid to acquire Red Oak	—	(13,279)
Property and equipment expenditures, net	(1,528)	(1,532)
Purchase of bank owned life insurance	(2,000)	—
Net cash provided by (used in) investing activities	92,264	(52,443)
Cash Flows from Financing Activities:
Net increase (decrease) in deposits	31,126	(91,669)
Net (decrease) increase in short-term borrowings	(32,458)	92,685
Proceeds from FHLB advances	—	192,439
Payment on FHLB advances	(79,017)	(148,070)
Dividends paid	(3,612)	(3,309)
Proceeds from issuance of common stock	520	19,499
Excess tax benefits from stock based compensation	140	—
Purchase of treasury stock	(3,366)	—
Net cash (used in) provided by financing activities	(86,667)	61,575
Net increase in cash and cash equivalents	6,972	13,975
Cash and cash equivalents at beginning of period	19,343	12,033
Cash and cash equivalents at end of year	$26,315	$26,008
Supplemental Disclosures of Cash Flow Information:
Interest paid on deposits and borrowings	$21,037	$16,320
Income taxes paid	$334	$810
Supplemental Disclosures of Cash Flow Information at Date of Acquisition of Red Oak Bank:
Fair value of assets acquired	$—	$113,669
Goodwill and core deposit intangible	$—	$15,394
Liabilities assumed	$—	$88,518
Common stock issued for the Red Oak Bank acquisition, net	$—	$13,277

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
In the opinion of Management, all adjustments necessary for a fair presentation of the Corporation’s financial condition and results of operations for the interim periods have been made. Such adjustments are of a normal recurring nature. Certain reclassifications have been made for 2005 to conform to the classifications presented in 2006. Results for the period ended September 30, 2006 are not necessarily indicative of results for any other interim period or for the entire fiscal year. Reference is made to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005 for information regarding accounting principles.
Stock Based Compensation
Effective January 1, 2006, the Corporation adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123R using the modified prospective transition method and therefore has not restated results for prior periods. Under this transition method, stock-based compensation expense for the nine-months ended September 30, 2006 includes compensation expense for all stock-based compensation awards granted, but not yet vested, as of December 31, 2005 based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 “Accounting for stock-based compensation”. The stock-based compensation expense for all stock-based compensation awards granted after that date is based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. The Corporation will recognize these expenses on a straight-line method over the requisite service period of the stock award, which is the vesting term. Prior to the adoption of SFAS 123R, the Corporation recognized stock-based compensation expense in accordance with APB 25. In March of 2005, the Securities and Exchange Commission (the “SEC”) issued a Staff Accounting Bulletin No. 107 (“SAB 107”) regarding the SEC’s interpretation of SFAS 123R and the valuation of share-based payments for public companies. The Corporation has applied the provisions of SAB 107 in its adoption of SFAS 123R. See Note 3 of the Consolidated Financial Statements for a further discussion.

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
Note 3 — Stock-Based Compensation
At September 30, 2006, the Corporation maintained a number of stock-based compensation plans from which new grants could be issued. The Corporation’s stock option plans permit Center Bancorp, Inc.’s common stock to be issued to key employees and directors of the Corporation and the Bank. The options and/or awards made under the plans are intended to be Incentive Stock Options, Non-qualified Stock Options or Restricted Awards. Under the 1999 Employee Stock Incentive Plan, an aggregate of 217,291 shares remain available under the plan and are authorized for issuance. Under the 2003 non-employee director stock option plan, an aggregate of 455,170 shares remain available under the plan and are authorized for issuance. Such shares may be Treasury shares, newly issued or a combination thereof. These plans also authorize the use of restricted stock awards.
The total compensation expense related to these plans was $45,000 and $119,000 for the three and nine-months ended September 30, 2006, respectively. Prior to December 31, 2005, the Corporation accounted for those plans under the recognition and measurement provisions of APB 25. Accordingly, the Corporation generally recognized compensation expense only when it granted options with a discounted exercise price. As a result, during that period, no stock-based employee compensation expense or any resulting compensation expense was recognized ratably over the associated service period, which was generally the option vesting term.
Prior to December 31, 2005, the Corporation provided pro forma disclosure amounts in accordance with SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (“SFAS 148”), as if the fair value method defined by SFAS 123 had been applied to its stock-based compensation.
Effective January 1, 2006, the Corporation adopted the fair value recognition provisions of SFAS 123R, using the modified prospective transition method and therefore has not restated prior period results. Under this transition method, stock-based compensation expense for the first nine-months of fiscal 2006 included compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of, December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. Stock-based compensation expense for all share-based payment awards granted after December 31, 2005 is based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. The Corporation recognizes these compensation costs net of a forfeiture rate and recognizes the compensation costs for only those shares expected to vest on a straight-line

CENTER BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 3 — Stock-Based Compensation – (continued)
basis over the requisite service period of the award, which is generally the option vesting term of 3 years. The Corporation estimated the forfeiture rate for the first nine-months of fiscal 2006 based on its historical experience during the preceding seven fiscal years.
As a result of adopting SFAS 123R, the impact to the Consolidated Financial Statements for the nine-months ended September 30, 2006, for income before income taxes and net income was $119,000 and $71,000 lower, respectively. There was no impact on either basic or diluted earnings per share for the nine-months ended September 30, 2006.
The pro forma table below reflects net earnings and basic and diluted net earnings per share for the three and nine-months ended September 30, 2005, had the Corporation applied the fair value recognition provisions of SFAS 123, as follows:

(in thousands, except per share amounts)	Three-Months Ended September 30, 2005	Nine-Months Ended September 30, 2005

Net earnings, as reported	$2,036	$5,714
Add: Stock-based compensation included in reported net earnings, net of related tax effects	—	69
Less: Stock-based compensation expense determined under the fair-value-based method for all awards, net of related tax effects	25	312
Pro forma net earnings	$2,011	$5,471
Basic net earnings per share:
As reported	$0.15	$0.49
Pro Forma	$0.15	$0.47
Diluted net earnings per share:
As reported	$0.15	$0.49
Pro forma	$0.15	$0.47
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
In light of new accounting guidance under SFAS 123R, beginning in the first quarter of fiscal 2006, the Corporation reviewed its assumptions used in estimating the fair value of employee options granted. As part of this review, management concluded that it would use historical volatility. There were no grants of restricted stock for the nine-months ended September 30, 2006. In 2005, 8,500 shares of restricted stock were awarded.

CENTER BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 3 — Stock-Based Compensation – (continued)
There were no grants of stock options issued during the three-months ended September 30, 2006.  For the nine-months ended September 30, 2006 the fair value of share-based payment awards was estimated using the Black-Scholes option-pricing model with the following assumptions and weighted average fair values:
Stock Options

	Three-Months Ended September 30, 2006	Nine-Months Ended September 30, 2006

Weighted average fair value of grants	—	$5.53
Risk-free interest rate	—	5.03%
Dividend yield	—	2.70%
Expected volatility	—	49.5%
Expected life in months	—	72
Option activity under the principal option plans as of September 30, 2006 and changes during the nine-months ended September 30, 2006 were as follows:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)

Outstanding at December 31, 2005	377,894	$5.41-15.88		$2,499
Granted	31,500	13.17		102
Exercised	62,651	6.42-11.03		359
Forfeited/cancelled/expired	—	—		—
Outstanding at September 30, 2006	346,743	$5.41-15.88	6.59	$2,109
Exercisable at September 30, 2006	262,019	$5.41-15.88	5.94	$1,787
The aggregate intrinsic value of options above represents the total pretax intrinsic value (the difference between the Corporation’s closing stock price on the last trading day of the first nine-months of fiscal 2006 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2006. This amount changes based on the fair market value of the Corporation’s stock.
As of September 30, 2006, $324,662 of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 2.7 years.
Note 4 — Recent Accounting Pronouncements
FIN 48
In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (FIN 48), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that companies recognize in their financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. Management is currently evaluating the impact of adopting FIN 48 on the Corporation’s financial statements.

CENTER BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 4 — Recent Accounting Pronouncements – continued
SFAS No. 156
In March 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 156, “Accounting for Servicing of Financial Assets.” SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, establishes, among other things, the accounting for all separately recognized servicing assets and servicing liabilities. SFAS No. 156 amends Statement 140 to require that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. This statement permits, but does not require, the subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value. An entity that uses derivative instruments to mitigate the risks inherent in servicing assets and servicing liabilities is required to account for those derivative instruments at fair value. Under this Statement, an entity can elect subsequent fair value measurement to account for its separately recognized servicing assets and servicing liabilities. By electing that option, an entity may simplify its accounting because this Statement permits income statement recognition of the potential offsetting changes in fair value of those servicing assets and servicing liabilities and derivative instruments in the same accounting period. The Statement is effective in the first fiscal year beginning after September 15, 2006 with earlier adoption permitted. The Corporation does not expect the adoption of Statement No. 156 to have a material impact on its financial statements.
SFAS No. 157
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157). SFAS No. 157 establishes a common definition for fair value to be applied to US GAAP guidance requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Corporation is currently assessing the impact of SFAS No. 157 on its consolidated financial position and results of operations.
SFAS No. 158
In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (SFAS No. 158). SFAS No. 158 requires that employers recognize on a prospective basis the funded status of their defined benefit pension and other postretirement plans on their consolidated balance sheet and recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost. SFAS No. 158 also requires additional disclosures in the notes to financial statements. SFAS No. 158 is effective as of the end of fiscal years ending after December 15, 2006. The Corporation is currently assessing the impact of SFAS No. 158 on its consolidated financial position and results of operations.
SAB 108
In September 2006, the SEC staff issued Staff Accounting Bulletin (“SAB”) 108 “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108). SAB 108 requires that public companies utilize a “dual-approach” to assessing the quantitative effects of financial misstatements. This dual approach includes both an income statement focused assessment and a balance sheet focused assessment. The guidance in SAB 108 must be applied to annual financial statements for fiscal years ending after November 15, 2006. The Corporation is currently assessing the impact of adopting SAB 108 but does not expect that it will have a material effect on our consolidated financial position or results of operations.

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
Disclosure of comprehensive income for the nine-months ended September 30, 2006 and 2005 is presented in the Consolidated Statements of Changes in Stockholders’ Equity.
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
Earnings per common share have been computed based on the following:

	Three-Months Ended September 30,		Nine-Months Ended September 30,
(in thousands, except per share amounts)	2006	2005	2006	2005

Net Income	$1,302	$2,036	$1,607	$5,714
Average number of common shares outstanding	13,234	13,427	13,315	11,607
Effect of dilutive options	89	45	76	45
Average number of common shares outstanding used to calculate diluted earnings per common share	13,323	13,472	13,391	11,652
Net income per share
Basic	$0.10	$0.15	$0.12	$0.49
Diluted	$0.10	$0.15	$0.12	$0.49
All per common share amounts have been adjusted retroactively for common stock splits and Common stock dividends impacting the periods presented.
Note 7 — Components of Net Period Benefit Cost

	Three-Months Ended September 30,				Nine-Months Ended September 30,
	Pension Benefits		Other Postretirement Benefits		Pension Benefits		Other Postretirement Benefits
(dollars in thousands)	2006	2005	2006	2005	2006	2005	2006	2005

Service cost	$236	$187	$14	$12	$709	$561	$42	$36
Interest cost	134	131	22	18	402	394	64	55
Expected return on plan assets	(148)	(133)	—	—	(444)	(400)	—	—
Amortization of prior service cost	1	1	1	3	3	3	4	8
Amortization of the net loss	1	6	27	13	4	17	81	40
Net periodic benefit cost	$224	$192	$64	$46	$674	$575	$191	$139

CENTER BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 7 — Components of Net Period Benefit Cost – (continued)
Contributions
The Corporation previously disclosed in its financial statements for the year ended December 31, 2005, that it expected to contribute $750,000 to its pension plans in 2006. As of September 30, 2006, the Corporation has contributed $563,000 to its pension plans. The Corporation presently does not anticipate increasing its total contributions for the year to fund its pension plan obligations in 2006.
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
On March 1, 2005, the Board of Governors of the Federal Reserve System adopted a final rule that allows the continued inclusion of outstanding and prospective issuances of trust preferred securities in the Tier I capital of bank holding companies, subject to stricter quantitative limits and qualitative standards. The new quantitative limits become effective after a five-year transition period ending March 31, 2009. Under the final rules, trust preferred securities and other restricted core capital elements are limited to 25% of all core capital elements. Amounts of restricted core capital elements in excess of these limits may be included in Tier II Capital. At September 30, 2006, the only restricted core capital element owned by the Corporation is trust preferred securities. Based on a preliminary review of the final rule, the Corporation believes that its trust preferred issues qualify as Tier I Capital. However, in the event that the trust-preferred issues would not qualify as Tier I Capital, the Corporation would remain well capitalized based on the Corporation’s financial condition as of September 30, 2006.
As of September 30, 2006, assuming the Corporation was not allowed to include the $15.5 million in subordinated debentures in Tier 1 capital, the Corporation would have had a Tier 1 capital ratio of 12.30% and a total risk based capital ratio of 13.03%.
To the extent that the trusts have funds available to make payments, as guarantor, the Corporation continues to unconditionally guarantee payment of required distributions on the capital securities; the redemption price when a capital security is redeemed; and the amounts due if a Trust is liquidated or terminated. During the first nine-months of 2006, the business trusts did not repurchase any capital securities or related debentures.

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
The allowance for loan losses represents management’s estimate of probable credit losses inherent in the loan portfolio. Determining the amount of the allowance for loan losses is considered a critical accounting estimate because it requires significant judgment and the use of estimates related to the amount and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends and conditions, all of which may be susceptible to significant change. The loan portfolio also represents the largest asset type on the Consolidated Statements of Condition. Note 1 of the Notes to Consolidated Financial Statements in the Corporation’s 2005 Annual Report incorporated by reference to its 2005 report on Form 10-K and page 21 of this Quarterly Report on Form 10-Q under “Allowance for Loan Losses and Related Provisions”, describe the methodology used to determine the allowance for loan losses and discuss the factors driving changes in the amount of the allowance for loan losses.
The evaluation of the adequacy of the allowance for loan losses includes, among other factors, an analysis of historical loss rates by loan category applied to current loan totals. However, actual loan losses may be higher or lower than historical trends, which vary. Actual losses on specified problem loans, which also are provided for in the evaluation, may vary from estimated loss percentages, which are established based upon a limited number of potential loss classifications. The allowance for loan losses is established through a provision for loan losses charged to expense. Management believes that the current allowance for loan losses will be adequate to absorb loan losses on existing loans that may become uncollectible based on the evaluation of known and inherent risks in the loan portfolio. The evaluation takes into consideration such factors as changes in the nature and size of the portfolio, overall portfolio quality, specific problem loans and current economic conditions which may affect the borrowers’ ability to pay. The evaluation also details historical losses by loan category, the resulting loan loss rates which are projected for current loan total amounts. Loss estimates for specified problem loans are also detailed. All of the factors considered in the analysis of the adequacy of the allowance for loan losses may be subject to change. To the extent actual outcomes differ from management estimates, additional provisions for loan losses may be required that would adversely impact earnings in future periods. Additional information can be found in Note 1 of the Notes to Consolidated Financial Statements in the Corporation’s 2005 Annual Report on Form 10-K.
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
Earnings Analysis
Net income for the three-months ended September 30, 2006 amounted to $1,302,000 compared to $2,036,000 earned for the comparable three-month period ended September 30, 2005. On a fully diluted per share basis, earnings decreased to $.10 per share as compared with $.15 per share for the three-months ended September 30, 2005. The annualized return on average assets decreased to 0.50 percent compared with 0.70 percent for the comparable three-month period in 2005. The annualized return on average stockholders’ equity was 5.48 percent for the three-month period ended September 30, 2006 as compared to 8.08 percent for the three-months ended September 30, 2005.
In March 2006, the Corporation restructured its balance sheet. As part of the restructuring, the Corporation sold $86.3 million available for sale securities, which were yielding less than 4% per annum. The sale resulted in a charge of $3.6 million ($2.4 million net of tax). As a result, the Corporation recorded net income for the nine-months ended September 30, 2006 in the amount of $1,607,000 compared to net income of $5,714,000 for the comparable nine-month period ended September 30, 2005. On a fully diluted per share basis, earnings decreased to $.12 per share as compared with $.49 per share for the nine-months ended September 30, 2005. The annualized return on average assets decreased to 0.20 percent compared with 0.70 percent for the comparable nine-month period in 2005. The annualized return on average stockholders’ equity was 2.22 percent for the nine-month period ended September 30, 2006 as compared to 9.37 percent for the nine-months ended September 30, 2005.
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
The following table sets forth the components of net interest income for the periods presented herein.
Net Interest Income

	Three-Months Ended September 30,			Nine-Months Ended September 30,
(dollars in thousands)	2006 Amount	2005 Amount	Percent Change	2006 Amount	2005 Amount	Percent Change

Interest Income:
Investments	$5,631	$7,185	(21.63)	$17,708	$20,707	(14.48)
Loans, including fees	8,345	7,044	18.47	23,483	18,005	30.42
Federal funds sold and securities purchased under agreement to resell	234	—	100.00	385	29	1,227.59
Total interest income	14,210	14,229	(0.13)	41,576	38,741	7.32
Interest expense:
Certificates of $100 or more	1,180	820	43.90	3,883	2,806	38.38
Deposits	4,049	2,105	92.35	8,938	5,561	60.73
Borrowings	2,451	3,494	(29.85)	8,436	8,081	4.39
Total interest expense	7,680	6,419	19.64	21,257	16,448	29.24
Net interest income on a fully tax-equivalent basis	6,530	7,810	(16.39)	20,319	22,293	(8.85)
Tax-equivalent adjustment	(578)	(655)	(11.76)	(1,659)	(1,874)	(11.47)
Net interest income *	$5,952	$7,155	(16.81)	$18,660	$20,419	(8.61)
*
Before the provision for loans losses
NOTE: The tax-equivalent adjustment was computed based on an assumed statutory Federal income tax rate of 34 percent. Adjustments were made for interest earned on securities of state and political subdivisions.
Net interest income on a fully tax-equivalent basis decreased $1,280,000 or 16.39 percent to $6.5 million for the three-months ended September 30, 2006, from $7.8 million for the comparable period in 2005. For the three-months ended September 30, 2006, the annualized net interest margin (i.e., net interest income as a percentage of interest-earning assets) decreased 19 basis points to 2.70 percent from 2.89 percent due primarily to higher rates paid on interest-bearing assets. For the three-months ended September 30, 2006, an increase in the annualized average yield on interest-earning assets of 63 basis points was offset by an increase in the annualized average cost of interest-bearing liabilities of 96 basis points, which reduced the Corporation’s annualized net interest spread by 33 basis points.
Net interest income on a fully tax-equivalent basis decreased $1,974,000 or 8.85 percent to $20.3 million for the nine-month period ended September 30, 2006, from $22.3 million for the comparable period in 2005. For the nine-months ended September 30, 2006, the net interest margin decreased 14 basis points to 2.79 percent from 2.93 percent due primarily to higher rates paid on interest-bearing liabilities. For the nine-months ended September 30, 2006, an increase in the average yield on interest-earning assets of 63 basis points was offset by an increase in the average cost of interest-bearing liabilities of 93 basis points, which reduced the Corporation’s net interest spread by 30 basis points.
For the three-month period ended September 30, 2006, interest income on a tax-equivalent basis decreased by $19,000 or 0.13 percent over the comparable three-month period in 2005. This decrease reflects a decrease in the volume of interest-earning assets. The Corporation’s loan portfolio increased on average $34.3 million to $532.4 million from $498.1 million in the same quarter of 2005, primarily driven by growth in commercial and commercial real estate. The loan portfolio represented approximately 55.2 percent of the Corporation’s interest-earning assets (on average) during the third quarter of 2006 and 46.0 percent in the same quarter in 2005. Average investment volume decreased during the period by $169.0 million compared to 2005, reflects the repositioning of the Corporation’s statement of condition during the first quarter of 2006.

For the nine-month period ended September 30, 2006, interest income on a tax-equivalent basis increased by $2.8 million or 7.32 percent over the comparable nine-month period in 2005. This increase primarily reflects an increase in the yield on interest-earning assets and an increase in the volume of loans and federal funds sold in the mix of average earning assets. The Corporation’s loan portfolio increased on average $76.6 million to $515.2 million from $438.6 million in the same period in 2005, primarily driven by growth in commercial loans and commercial real estate. The loan portfolio represented approximately 53.1 percent of the Corporation’s interest earning assets (on average) during the first nine-months of 2006 and 43.2 percent in the same period in 2005. Average investment volume decreased during the period by $130.8 million compared to 2005, reflecting the above noted repositioning.
The factors underlying the quarter-to-quarter changes in net interest income are reflected in the table appearing on page 15, which has been presented on a tax-equivalent basis (assuming a 34 percent tax rates). The tables on pages 18 and 19 (Average Statements of Condition with Interest and Average Rates) shows the Corporation’s consolidated average balance of assets, liabilities, and stockholders’ equity, the amount of income produced from interest-earning assets and the amount of expense resulting from interest-bearing liabilities and the interest income as a percentage of average interest-earning assets, for the three and nine month periods ended September 30, 2006 and 2005. The table presented on page 17 (Analysis of Variance in Net Interest Income Due to Volume and Rates) quantifies the impact on net interest income resulting from changes in average balances and average rates over the periods presented; any change in interest income or expense attributable to both changes in volume and changes in rate has been allocated in proportion to the relationship of the absolute dollar amount of change in each category.
The Federal Reserve Open Market Committee increased interest rates six times in the past year, a total of 150 basis points. The annualized yield on interest-earning assets, during the third quarter, grew to 5.89 percent from 5.26 percent in 2005 (a change of 63 basis points); this change was offset by higher rates paid for deposits and borrowings. The total annualized cost of interest-bearing liabilities increased to 3.76 percent, a change of 96 basis points, for the three-months ended September 30, 2006 from 2.80 percent for the three-months ended September 30, 2005. For the three-months ended September 30, 2006, the Corporation’s net interest spread on a tax-equivalent basis decreased to 2.13 percent from 2.46 percent for the three-months ended September 30, 2005.
For the nine-months ended September 30, 2006, the Corporation’s annualized yield on interest-earning assets increased to 5.71 percent from 5.08 percent in the comparable period in 2005 (a change of 63 basis points). This change was partially offset by higher rates paid for deposits and borrowings. The annualized total cost of interest-bearing liabilities increased to 3.47 percent, a change of 93 basis points, for the nine-months ended September 30, 2006 from 2.54 percent for the nine-months ended September 30, 2005. For the nine-months ended September 30, 2006, the Corporation’s net interest spread on a tax-equivalent basis decreased to 2.24 percent from 2.54 percent for the nine-months ended September 30, 2005.

The following table, “Analysis of Variance in Net Interest Income Due to Volume and Rates”, analyzes net interest income by segregating the volume and rate components of various interest-earning assets and liabilities and the changes in the rates earned and paid by the Corporation.
Analysis of Variance in Net Interest Income Due to Volume and Rates

(tax equivalent basis)	Three-Months Ended September 30, 2006/2005 Increase (Decrease) Due to Change In:			Nine-Months Ended September 30, 2006/2005 Increase (Decrease) Due to Change In:
(dollars in thousands)	Average Volume	Average Rate	Net Change	Average Volume	Average Rate	Net Change

Interest-earning assets:
Investment securities:
Taxable	$(1,764)	$503	$(1,261)	$(3,607)	$1,520	$(2,087)
Non-Taxable	(439)	145	(294)	(1,432)	520	(912)
Federal funds sold and securities
purchased under agreement to resell	234	0	234	307	49	356
Loans, net of unearned discounts	506	796	1,302	3,357	2,121	5,478
Total interest-earning assets	$(1,463)	$1,444	$(19)	$(1,375)	$4,210	$2,835
Interest-bearing liabilities:
Money market deposits	513	528	1,041	196	871	1,067
Savings deposits	(133)	149	16	(236)	444	208
Time deposits	315	828	1,143	270	2,361	2,631
Other interest-bearing deposits	(18)	122	104	23	525	548
Short-term borrowings and FHLB Advances	(1,744)	653	(1,091)	(1,530)	1,634	104
Subordinated debentures	0	48	48	0	251	251
Total interest-bearing liabilities	(1,067)	2,328	1,261	(1,277)	6,086	4,809
Change in net interest income	$(396)	$(884)	$(1,280)	$(98)	$(1,876)	$(1,974)

The following table, “Average Statements of Condition with Interest and Average Rates”, presents for the nine-months ended September 30, 2006 and 2005 the Corporation’s average assets, liabilities and stockholders’ equity. The Corporation’s net interest income, net interest spreads and net interest income as a percentage of interest-earning assets are also reflected.
Average Statements of Condition with Interest and Average Rates

	Nine Month Period Ended September 30,
(tax-equivalent basis, dollars in thousands)	Average Balance	2006 Interest Income/ Expense	Average Yield/ Rate	Average Balance	2005 Interest Income/ Expense	Average Yield/ Rate

Assets
Interest-earning assets:
Investment securities(1):
Taxable	$329,365	$12,667	5.13%	$426,337	$14,754	4.61%
Non-taxable	116,018	5,041	5.79%	149,829	5,953	5.30%
Federal funds sold and securities purchased under agreement to resell	10,041	385	5.11%	1,459	29	2.65%
Loans, net of unearned income(2)	515,156	23,483	6.08%	438,571	18,005	5.47%
Total interest-earning assets	970,580	41,576	5.71%	1,016,196	38,741	5.08%
Non-interest-earning assets
Cash and due from banks	20,554			19,442
BOLI	19,876			18,106
Intangible assets	17,393			9,898
Other assets	28,320			28,383
Allowance for possible loan losses	(4,937)			(4,389)
Total non-interest-earning assets	81,206			71,440
Total assets	$1,051,786			$1,087,636

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Money market deposits	$108,251	$2,572	3.17%	$96,739	$1,505	2.07%
Savings deposits	94,862	1,395	1.96%	115,201	1,187	1.37%
Time deposits	239,473	7,470	4.16%	227,364	4,839	2.84%
Other interest-bearing deposits	120,961	1,384	1.53%	117,799	836	0.95%
Short-term Borrowings and FHLB Advances	236,914	7,429	4.18%	291,966	7,325	3.35%
Subordinated Debentures	15,465	1,007	8.68%	15,465	756	6.54%
Total interest-bearing liabilities	815,926	21,257	3.47%	864,534	16,448	2.54%
Non-interest-bearing liabilities:
Demand deposits	134,222			133,565
Other non-interest-bearing deposits	1,825			3,021
Other liabilities	3,415			5,260
Total non-interest-bearing liabilities	139,462			141,846
Stockholders’ equity	96,398			81,256
Total liabilities and stockholders’ equity	$1,051,786			$1,087,636
Net interest income (tax-equivalent basis)		$20,319			$22,293
Net Interest Spread			2.24%			2.54%
Net interest income as percent of earning-assets (net interest margin)			2.79%			2.93%
Tax-equivalent adjustment(3)		(1,659)			(1,874)
Net interest income		$18,660			$20,419
(1)
Average balances for available-for-sale securities are based on amortized cost
(2)
Average balances for loans include loans on non-accrual status
(3)
The tax-equivalent adjustment was computed based on a statutory Federal income tax rate of 34 percent

The following table, “Average Statements of Condition with Interest and Average Rates”, presents for the three-months ended September 30, 2006 and 2005 the Corporation’s average assets, liabilities and stockholders’ equity. The Corporation’s net interest income, net interest spreads and net interest income as a percentage of interest-earning assets are also reflected.
Average Statements of Condition with Interest and Average Rates

	Three Month Period Ended September 30,
(tax-equivalent basis, dollars in thousands)	Average Balance	2006 Interest Income/ Expense	Average Yield/ Rate	Average Balance	2005 Interest Income/ Expense	Average Yield/ Rate

Assets
Interest-earning assets:
Investment securities(1):
Taxable	$292,914	$3,817	5.21%	$431,669	$5,078	4.71%
Non-taxable	122,772	1,814	5.91%	153,023	2,108	5.51%
Federal funds sold and securities purchased under agreement to resell	17,489	234	5.35%	—	—	—
Loans, net of unearned income(2)	532,452	8,345	6.27%	498,142	7,043	5.66%
Total interest-earning assets	965,627	14,210	5.89%	1,082,834	14,229	5.26%
Non-interest-earning assets
Cash and due from banks	18,083			18,657
BOLI	21,059			18,291
Intangible Assets	17,363			17,498
Other assets	28,766			30,108
Allowance for possible loan losses	(4,939)			(4,992)
Total non-interest-earning assets	80,332			79,562
Total assets	$1,045,959			$1,162,396

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Money market deposits	$165,757	$1,614	3.89%	$99,319	$573	2.31%
Savings deposits	86,544	438	2.02%	118,745	422	1.42%
Time deposits	238,731	2,671	4.48%	201,964	1,528	3.03%
Other interest-bearing deposits	121,344	506	1.67%	126,663	402	1.27%
Short-term Borrowings & FHLB Advances	188,210	2,109	4.48%	354,763	3,200	3.61%
Subordinated Debentures	15,465	342	8.85%	15,465	294	7.60%
Total interest-bearing liabilities	816,051	7,680	3.76%	916,919	6,419	2.80%
Non-interest-bearing liabilities:
Demand deposits	131,692			135,111
Other non-interest-bearing deposits	402			3,934
Other liabilities	2,858			5,683
Total non-interest-bearing liabilities	134,952			144,728
Stockholders’ equity	94,956			100,749
Total liabilities and stockholders’ equity	$1,045,959			$1,162,396
Net interest income (tax-equivalent basis)		$6,530			$7,810
Net Interest Spread			2.13%			2.46%
Net interest income as percent of earning-assets (net interest margin)			2.70%			2.89%
Tax-equivalent adjustment(3)		(578)			(655)
Net interest income		$5,952			$7,155
(1)
Average balances for available-for-sale securities are based on amortized cost
(2)
Average balances for loans include loans on non-accrual status
(3)
The tax-equivalent adjustment was computed based on a statutory Federal income tax rate of 34 percent

Investments
For the three-months ended September 30, 2006, the average volume of investment securities decreased to $415.7 million, or 43.1 percent of average earning-assets, a decrease of $169.0 million on average as compared to the same period in 2005. The decrease in volume reflects a repositioning of the Corporation’s balance sheet during the fourth quarter of 2005 and first quarter 2006. At September 30, 2006, the Corporation had reduced its investment portfolio by approximately $128.8 million from December 31, 2005 and $183.2 million from September 30, 2005. The tax-equivalent yield on investments increased by 50 basis points to 5.42 percent from a yield of 4.92 percent during the three-month period ended September 30, 2005. The 50 basis points improvement in the tax-equivalent yield on the portfolio was largely due to the sale and maturity of lower yielding securities in the investment portfolio and, to a lesser extent, the favorable impact of the higher interest rate environment in 2006 on purchases made. The volume related figures during the three-month period ended September 30, 2006, caused a decrease in revenue of $2.2 million while rate related changes cause an increase of $648,000. At September 30, 2006, the principal components of the investment portfolio are U.S. Treasury & Agency securities, Federal Agency securities, obligations of U.S. States and Political subdivisions, FHLB stock and other equity securities.
For the nine-months ended September 30, 2006, the average volume of investment securities amounted to $445.4 million, or 45.9 percent of average earning assets, a decrease of $130.8 million on average as compared to the same period in 2005. The tax-equivalent yield on investments increased by 51 basis points to 5.30 percent from a yield of 4.79 percent during the nine-month period ended September 30, 2005. The 51 basis points improvement in the tax-equivalent yield on the portfolio was largely due to the sale and maturity of lower yielding securities in the investment portfolio and, to a lesser extent, the favorable impact of the higher interest rate environment in 2006 on purchases made. The volume related figures during the nine-month period ended September 30, 2006 caused a decrease in revenue of $5.0 million while rate related changes caused an increase in revenue of $2.0 million.
Securities available-for-sale are a part of the Corporation’s interest rate risk management strategy and may be sold in response to changes in interest rates, changes in prepayment risk, liquidity management and other factors. For the three-month period ended September 30, 2006, the Corporation sold from its available-for-sale portfolio securities totaling approximately $15.6 million which resulted in a net gain of $212,000. For the nine-months ended September 30, 2006, the Corporation sold from its available-for-sale portfolio securities totaling approximately $123.8 million which resulted in a net loss of $3.4 million.
At September 30, 2006 the net unrealized loss carried as a component of other comprehensive income (loss) and included in stockholders’ equity net of tax amounted to a net unrealized loss of $2.6 million as compared with a net unrealized loss of $3.3 million at September 30, 2005. The unrealized loss resulted from an increase in interest rates promulgated by the Federal Open Market Committee’s actions to continue to raise the Federal Funds target rate and the associated shift in the yield curve.
Loans
Loan growth during the nine-months ended September 30, 2006 occurred primarily in the commercial related sectors of the loan portfolio. Improvement in the commercial component of the loan portfolio resulted from the Corporation’s business development efforts and the Corporation’s expanded branch network. The merger with Red Oak Bank in May 2005 also contributed to the net growth of the loan portfolio as compared to September 30, 2005. The increase in the loan portfolio yields for the three-month period was the result of a more favorable interest rate environment as compared with the comparable period in 2005, offset in part by a competitive rate pricing structure maintained by the Corporation to attract new loans and further by the heightened competition for lending relationships that exists in the Corporation’s market. The Corporation’s desire to grow this segment of the earning-asset mix is reflected in its current business development and marketing plans.
For the three-months ended September 30, 2006, average loan volume increased $34.3 million or 6.9 percent, while portfolio yield increased by 61 basis points as compared with the same period in 2005. The volume related factors during the period contributed revenue of $506,000 and rate related changes resulted in an improvement in revenue of $796,000. Total average loan volume increased to $532.4 million with a yield of 6.27 percent, as compared to $498.1 million with a yield of 5.66 percent for the three-months ended September 30, 2005. The increased portfolio yield was a result of increased volume and mix of loans and a higher interest rate environment during the third quarter of 2006 compared with the similar quarter of 2005.

For the nine-months ended September 30, 2006, average loan volume increased $76.6 million or 17.46 percent, while portfolio yield increased by 61 basis points as compared with the same period in 2005. The volume related factors during the period contributed revenue of $3.4 million and rate related changes resulted in an improvement in revenue of $2.1 million. Total average loan volume increased to $515.2 million with a yield of 6.08 percent, as compared to $438.6 million with a yield of 5.47 percent for the nine-months ended September 30, 2005. The increased portfolio yield was a result of increased volume and a more favorable interest rate environment during the first nine-months of 2006, compared with the similar period of 2005.
Allowance for Loan Losses and Related Provisions
The purpose of the allowance for loan losses is to absorb the impact of losses inherent in the loan portfolio. Additions to the allowance are made through provisions charged against current operations and through recoveries made on loans previously charged-off. The allowance for loan losses is maintained at an amount considered adequate by management to provide for potential credit losses inherent in the loan portfolio based upon a periodic evaluation of the risk characteristics of the loan portfolio. The determination of the amount of the loan loss provision and the level of the allowance for loan losses are critical accounting policies of the Corporation. In establishing an appropriate allowance, an assessment of the individual borrowers, a determination of the value of the underlying collateral, a review of historical loss experience, a review of peer group loss experience and an analysis of the levels and trends of loan categories, delinquencies, and problem loans are considered. Such factors as the level and trend of interest rates and current economic conditions are also reviewed. At September 30, 2006, the allowance amounted to $4,908,000 as compared to $4,937,000 at December 31, 2005, and $4,989,000 at September 30, 2005. The Corporation did not add any provision to the allowance for loan losses during the three-month periods ended September 30, 2006 and September 30, 2005. The level of the allowance during the respective three-month periods of 2006 and 2005 reflects continued high credit quality trends.
At September 30, 2006 the allowance for loan losses amounted to 0.91 percent of total loans, as compared with 0.99 percent at September 30, 2005. In management’s view, the level of the allowance as of September 30, 2006 is adequate to cover the risk of loss inherent in the loan portfolio. The Corporation’s statements herein regarding the adequacy of the allowance for loan losses constitute “Forward-Looking Statements” under the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from management’s analysis, based principally upon factors considered by management in establishing the allowance.
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
During the three-month and nine-month periods ended September 30, 2006 and 2005, the Corporation did not experience any substantial credit problems within its loan portfolio. Net charge-offs for the nine-months ended September 30, 2006 were approximately $29,000 and were comprised of installment and commercial and industrial loans as compared with net charge-offs of approximately $2,000 for the comparable nine month period in 2005, which were comprised of installment loans.
The Corporation had non-accrual loans of $315,000 at September 30, 2006, $387,000 at December 31, 2005 and $349,000 at September 30, 2005. The Corporation continues to aggressively pursue collections of principal and interest on loans previously charged-off.
The value of impaired loans is based on the present value of expected future cash flows discounted at the loan’s effective interest rate or as a practical expedient, at the loan’s observable market price or at the fair value of the collateral if the loan is collateral dependant. Loans internally classified as substandard or below, in each instance above an established dollar threshold of $200,000, are measured for possible impairment. All loans below the established dollar threshold are considered homogenous and are collectively evaluated for impairment. The reserves allocated to such loans at September 30, 2006, December 31, 2005 and September 30, 2005, were $0, $44,000 and $44,000, respectively. At September 30, 2006, the Corporation had no impaired loans compared to $299,850 at December 31, 2005 and $300,000 at September 30, 2005. Although classified as substandard, impaired loans (other than those in non-accrual status) at December 31, 2005 and September 30, 2005 were current with respect to principal and interest payments.
Changes in the allowance for loan losses for the nine-month periods ended September 30, 2006 and 2005, respectively, are set forth below.
Allowance for Loan Losses

	Nine-Months Ended September 30,
(dollars in thousands)	2006	2005

Average loans outstanding	$515,156	$438,571
Total loans at end of period	$537,350	$502,806
Analysis of the Allowance for Loan Losses
Balance at the beginning of year	$4,937	$3,781
Charge-offs:
Commercial	0	0
Installment loans	70	25
Total charge-offs	70	25
Recoveries:
Commercial	19	0
Installment loans	22	23
Total recoveries	41	23
Net charge-offs:	29	2
Addition of Red Oak Bank Reserve – May 20, 2005	0	1,210
Provision for loan losses	0	0
Balance at end of period	$4,908	$4,989
Ratio of net charge-offs during the period to average loans outstanding during the period (annualized)	0.01%	N/M
Allowance for loan losses as a percentage of total loans at end of period	0.91%	0.99%
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
At September 30, 2006, December 31, 2005 and September 30, 2005, the Corporation had no restructured loans. At September 30, 2006 the Corporation had $346,000 in loans 90 days past due and still accruing. There were $179,000 and $49,000 in loans 90 days past due and still accruing at December 31, 2005 and September 30, 2005, respectively. Non-accrual loans totaled $315,000 at September 30, 2006, $387,000 at December 31, 2005 and $349,000 at September 30, 2005.  The outstanding balances of non-accrual loans and accruing loans which are 90 days or more past due as to principal or interest payments, at September 30, 2006, December 31, 2005 and September 30, 2005, were as follows:

Non-Performing Assets

(dollars in thousands)	September 30, 2006	December 31, 2005	September 30, 2005

Non-accrual loans	$315	$387	$349
Accruing loans past due 90 days or more	346	179	49
Other real estate owned	0	0	0
Total non-performing assets	$661	$566	$398
The Corporation had non-performing assets of $661,000 at September 30, 2006, $566,000 at December 31, 2005 and $398,000 at September 30, 2005.
The Corporation is not aware of any loans other than those reflected in the table above which present serious doubts as to the ability of its borrowers to comply with the present loan and repayment terms and which are expected to fall into one of the categories set forth in the table above. At September 30, 2006, December 31, 2005 and September 30, 2005 the Corporation did not have any other real estate owned.
Other Income
The following table presents the principal categories of other income during the three and nine month periods ended September 30, 2006 and 2005.

	Three-Months Ended September 30,			Nine-Months Ended September 30,
(dollars in thousands)	2006	2005	% change	2006	2005	% change

Service charges, commissions and fees	$443	$501	(11.58)	$1,330	$1,471	(9.59)
Other income	99	235	(57.87)	309	490	(36.94)
Annuity & insurance	40	49	(18.37)	145	163	(11.04)
Bank owned life insurance	213	185	15.14	597	552	8.15
Gains/(losses) on securities sold	212	326	(34.97)	(3,366)	362	(1029.83)
Total other non-interest income	$1,007	$1,296	(22.30)	$(985)	$3,038	(132.42)
For the three-month period ended September 30, 2006, total other income, exclusive of gains/(losses) on securities sold, decreased $175,000 or 18.04 percent from the comparable quarter of 2005. Total other income, including gains (losses) on securities sold decreased $289,000 or 22.30 percent for the third quarter of 2006 as compared with the comparable quarter in 2005.  The declines stem primarily from declines in service charges, commissions and fees coupled with declines in other income.  The $58,000 or 11.6% decline in service charges is related to lower overdraft fees and service charge income on deposit accounts as compared with the same period in 2005.  The $136,000 decline in other income is related to decreased commissions and related one-time commissions on Deluxe check books charges in 2005. The value of bank owned life insurance increased while annuity and insurance income and gains on securities sold declined for the quarter compared to the three-months ended September 30, 2005.
For the nine-month period ended September 30, 2006, total other income, exclusive of gains/(losses) on securities, decreased $295,000 or 11.02 percent from the comparable quarter of 2005. Total other income, including gains (losses) on securities sold decreased $4.0 million for the first nine-months of 2006 compared with the comparable period in 2005. The declines stem primarily from the securities losses during the first quarter of 2006 and declines in service charges, commissions and fess coupled with declines in other income. The $141,000 or 9.6% decline in service charges is related to lower overdraft fees and service charge income on deposit accounts as compared with the same period in 2005.  The $181,000 decline in other income is related to decreased commissions and related one-time commissions on Deluxe check book charges in 2005. The value of bank owned life insurance increased compared to the nine-months ended September 30, 2005.
For the three-month period ended September 30, 2006, the Corporation recorded a net gain of $212,000 on securities sold from the available-for-sale investment portfolio compared to gains of $326,000 for the three-month period ended September 30, 2005. During the nine-month period ended September 30, 2006, the Corporation recorded a net loss of $3,366,000 on securities sold from the available-for-sale investment portfolio compared to gains of $362,000 for the nine-month period ended September 30, 2005. The sales in 2006 were made as part of the

Corporation’s decision to reposition its statement of condition to improve the Corporation’s interest rate profile and the proceeds from the sales were used to pay down borrowings.
Other Expense
The following table presents the principal categories of other expense during the three-months and nine-month periods ended September 30, 2006 and 2005.

	Three-Months Ended September 30,			Nine-Months Ended September 30,
(dollars in thousands)	2006	2005	% change	2006	2005	% change

Salaries and employee benefits	$2,955	$3,168	(6.72)	$9,274	$9,049	2.49
Occupancy expense, net	563	575	(2.09)	1,690	1,587	6.49
Premises and equipment	461	499	(7.62)	1,376	1,440	(4.44)
Stationery and printing	159	156	1.92	548	458	19.65
Marketing and advertising	164	183	(10.38)	465	515	(9.71)
Other	1,433	1,356	5.68	4,349	3,650	19.15
Total other non-interest expense	$5,735	$5,937	(3.40)	$17,702	$16,699	6.01
For the three-months ended September 30, 2006, total other expenses decreased $202,000 or 3.40 percent over the comparable three-months ended September 30, 2005. The decreases for the period are primarily related to salary and employee benefits, occupancy, bank premise and marketing and advertising as compared to the comparable period in 2005 offset in part with increases in other expense. The Corporation’s ratio of  total other expenses (annualized) to average assets increased to 2.19 percent in the third quarter of 2006 from 2.04 percent for the comparable quarter of 2005.
Salaries and employee benefits decreased $213,000 or 6.72 percent for the three-months ended September 30, 2006 as compared to the comparable three-month period ended September 30, 2005. This decrease reflects a reversal of incentive accruals during the third quarter of 2006, offsetting an increase in staffing in comparison to the similar quarterly period in 2005. Salary and benefit expense for the three-months ended September 30, 2006 also includes compensation expense of $45,000 for share-based payments pursuant to the adoption of FASB 123(R). Staffing levels increased to 212 full-time equivalent employees at September 30, 2006 compared to 203 full-time equivalent employees at September 30, 2005. The increase in staffing in 2006 includes additional staff attributable to the Mountain Lakes/Boonton Branch opened in October of 2006.
For the three-months ended September 30, 2006, occupancy and premises and equipment expenses decreased $50,000 or 4.66 percent over the comparable three-month period in 2005. The decrease in occupancy premises and equipment expenses reflects a reduction in operating costs- specifically general repair and maintenance and depreciation expense of the expanded bank facilities, which includes the acquisition of Red Oak Bank in May 2005.
Marketing and advertising expense for the three-months ended September 30, 2006 decreased $19,000 or 10.38 percent over the comparable period in 2005.
Other expense for the three-month period ended September 30, 2006 increased $77,000 or 5.68 percent compared to same quarter in 2005 and was primarily attributable to increases in general administrative expense including computer, compliance, audit, insurance and other professional fees and legal expenses. Other expenses for the three-months ended September 30, 2006, included core deposit intangible amortization of $29,000 resulting from the Red Oak Bank acquisition.
Total other expense for the nine-months ended September 30, 2006 increased $1.0 million or 6.01% as compared to the comparable quarter in 2005, and was primarily attributable to salary and employee benefits, occupancy and bank premise expense, stationery and printing, and other operating expenses as compared to the comparable period in 2005. The Corporation’s ratio of other expenses (annualized) to average assets increased to 2.24 percent for the period from 2.05 percent for the comparable nine-months of 2005.
Salaries and employee benefits increased $225,000 or 2.49 percent for the nine-months ended September 30, 2006 as compared to the comparable nine-month period ended September 30, 2005. This increase is primarily attributable to costs associated with increased employee benefits expense due to normal merit and promotional pay increases and pension expense. Salary and benefit expense for the nine-months ended September 30, 2006, also includes compensation expense of $119,000 for share-based payments pursuant to the adoption of FASB 123(R).

For the nine-months ended September 30, 2006, occupancy and premises and equipment expenses increased $39,000 or 1.29 percent over the comparable nine-month period in 2005. The increase in occupancy premises and equipment expenses reflects higher operating costs (utilities, rent, real-estate taxes and general repair and maintenance) of the Corporation’s expanded facilities, as well as depreciation expense of the expanded bank facilities, which includes the acquisition of Red Oak Bank in May 2005.
Stationery and printing expense increased $90,000 or 19.65 percent for the nine-months ended September 30, 2006 compared to the comparable nine-month period ended September 30,2005 due to an increase in business activity, offset partially by marketing and advertising expense which decreased by $50,000 or 9.71 percent compared to the nine-month period ended September 30, 2005.
Total other expenses for the nine-months ended September 30, 2006 increased $699,000 or 19.15 percent over the comparable nine-months ended September 30, 2005 and was primarily attributable to increased computer, compliance, audit, insurance and other professional consulting fees expenses. Other expenses for the nine-months ended September 30, 2006, included core deposit intangible amortization of $92,000 resulting from the Red Oak Bank acquisition in May 2005.
Provision for Income Taxes
For the three-month period ended September 30, 2006, the Corporation recorded an income tax benefit of $78,000 compared to a tax expense of $478,000 in the third quarter of 2005. For the nine-months ended September 30, 2006, the Corporation recorded a benefit of $1.6 million for income taxes compared to an expense of $1.0 million for the comparable period of 2005. Current nine-month results include the effect of a pre-tax net loss on securities sales of $3.7 million which occurred in March 2006. The Corporation adjusts its expected annual tax rate on a quarterly basis based on current projections of non-deductible expenses, tax-exempt interest, increase in the cash surrender values of bank owned life insurance and pre-tax net earnings. Tax-exempt interest income decreased by $294,000 or 13.9 percent for the three-month period ended September 30, 2006, and decreased $912,000 or 15.3 percent for the nine-month period ended September 30, 2006 as compared to the comparable three and nine month periods in 2005, respectively.
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
Interest Sensitivity/Market Risk
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
At September 30, 2006, the Corporation reflects a negative interest sensitivity gap (or an interest sensitivity ratio) of 0.60:1.00 at the cumulative one-year position. For the nine-months ended September 30, 2006 and all of 2005 the Corporation had a negative interest sensitivity gap. Management’s perception is that interest rates will continue to be volatile; therefore emphasis has been, and is expected to continue to be, placed on interest-sensitivity matching with the objective of stabilizing the net interest spread during 2006. However, no assurance can be given that this objective will be met.
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
Liquidity is measured and monitored for the Corporation’s bank subsidiary, Union Center National Bank (the “Bank”). The Corporation reviews its net short-term mismatch. This measures the ability of the Corporation to meet obligations should access to bank dividends be constrained. At September 30, 2006, the parent corporation had $4.9 million in cash compared to $6.6 million at September 30, 2005. The parent corporation has less cash available in 2006 due to cash used in investing activity.  Expenses at the parent corporation are minimal and management believes that the parent corporation has adequate liquidity to fund its obligations.
Certain provisions of long-term debt agreements prevent the Corporation from creating liens on, disposing of or issuing voting stock of subsidiaries. As of September 30, 2006 the Corporation was in compliance with all covenants and provisions of these agreements.
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
Anticipated cash-flows at September 30, 2006, projected to September 2007, indicates that the Bank’s liquidity should remain strong, with an approximate projection of $211.4 million in anticipated cash flows over the next twelve months. This projection represents a forward-looking statement under the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from this projection depending upon a number of factors, including the liquidity needs of the Bank’s customers, the availability of sources of liquidity and general economic conditions.
Deposits
Total deposits increased from $700.6 million on December 31, 2005 to $731.7 million on September 30, 2006, an increase of $31.1 million, or 4.4%. Total non-interest bearing deposits decreased from $139.9 million to $135.3 million, a decrease of 3.3%. Savings and interest bearing transaction accounts increased from $560.7 million on December 31, 2005 to $596.4 million on September 30, 2006, an increase of 6.4%. Time deposits under $100,000 increased $32.8 million to $127.2 million, while time deposits $100,000 and over decreased $63.8 million to $90.6 million.
The Corporation derives a significant proportion of its liquidity from its core deposit base.  For the nine-months ended September 30, 2006, core deposits, comprised of total demand deposits, savings and money market accounts, increased by $62.2 million or 13.8% from December 31, 2005 to $513.9 million. At September 30, 2006, core deposits were 70.2% of total deposits compared to 64.5% at December 31, 2005. Alternatively, the Corporation uses a more stringent calculation for the management of its liquidity positions internally which consists of total demand and savings accounts (excluding Super Max and money market accounts under $100,000 and excluding time deposits as part of core deposits) as a percentage of total deposits. This number represented 44.3 percent of total deposits at September 30, 2006 as compared with 47.8 percent at December 31, 2005 and 51.7 percent at September 30, 2005.
More volatile rate sensitive deposits, concentrated in time certificates of deposit greater than $100,000, decreased to 12.4 percent of total deposits at September 30, 2006 from 17.4 percent at September 30, 2005.

The following table depicts the Corporation’s core deposit mix at September 30, 2006 and 2005.
Core Deposit Mix

	Nine-Months Ended September 30,
(dollars in thousands)	2006	Percentage	2005	Percentage	Net Change In Volume 2006 vs. 2005

Demand Deposits	$134,774	41.6	$137,779	39.2	$(3,005)
Interest-Bearing Demand	74,316	22.9	114,086	32.4	(39,770)
Regular Savings	60,016	18.5	77,553	22.0	(17,537)
Money Market Deposits under $100	54,991	17.0	22,579	6.4	32,412
Total core deposits	324,097	100.0	351,997	100.0	(27,900)
Total deposits	$731,727		$681,278		$50,449
Core deposits to total deposits	44.3%		51.7%
Short-term borrowings can be used to satisfy daily funding needs. Balances in these accounts fluctuate significantly on a day-to-day basis. The Corporation’s principal short-term funding sources are securities sold under agreements to repurchase, advances from the Federal Home Loan Bank and federal funds purchased. Average borrowings during the nine-months ended September 30, 2006 were $236.9 million, a decrease of $55.1 million or 18.9 percent from $292.0 million in average borrowings during the comparable nine-months ended September 30, 2005.
During the nine-months ended September 30, 2006, average funding sources decreased by approximately $49.1 million or 4.91 percent, compared to the same period in 2005. Interest-bearing deposit liabilities increased approximately $6.4 million on average and were comprised primarily of increases in money market, time deposits and other interest-bearing deposits offset by a reduction in savings deposits. Non-interest-bearing funding sources as a percentage of the total funding mix increased to 14.3 percent on average as compared to 13.6 percent for the nine-month period ended September 30, 2005. This reflects a shift in deposit mix to non-interest-bearing funding sources as a percentage of the funding base as compared with overall deposit growth.
Operating, Investing and Financing Cash Flow
The consolidated statements of cash flows present the changes in cash and cash equivalents from operating, investing and financing activities. During the nine-months ended September 30, 2006, cash and cash equivalents (which increased overall by $7.0 million) were provided (on a net basis) by operating activities in the amount of approximately $1.4 million and investing activities in the amount of approximately $92.3 million, primarily due to $129.2 million in proceeds from the sale of investment securities available for sale and another $189.6 million in proceeds from maturing investment securities available for sale and held-to-maturity  offset by purchases of $191.4 million of securities available for sale and held-to-maturity and a $31.6 million increase in loans. Financing activities primarily consisted of a decrease in borrowings of $32.5 million and payments on Federal Home Loan Bank advances of $79.0 million offset by cash provided by increases in deposits of $31.1 million.
Stockholders’ Equity
Total stockholders’ equity averaged $96.4 million or 9.17 percent of average assets for the nine month period ended September 30, 2006, as compared to $81.3 million, or 7.47 percent, during the same period in 2005. The Corporation’s dividend reinvestment and optional stock purchase plan contributed approximately $520,000 in new capital for the nine-months ended September 30, 2006 as compared with $399,000 for the comparable period in 2005. Book value per common share was $7.31 at September 30, 2006 as compared to $7.45 at September 30, 2005.
As of September 30, 2006 the Corporation has purchased 326,908 common shares at an average cost per share of $11.95 under the stock buyback program announced on January 24, 2002 for the repurchase of up to 671,802 shares of the Corporation’s outstanding common stock. The repurchased shares were recorded as Treasury Stock, which resulted in a decrease in stockholder’s equity. For the nine-month period ended September 30, 2006 the Corporation repurchased 269,578 shares at an average cost per share of $12.49.

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
Risk-Based Capital/Leverage
Banking regulations require banks to maintain minimum levels of regulatory capital. Under the regulations in effect at September 30, 2006, the Bank was required to maintain (i) a minimum leverage ratio of Tier 1 capital to total adjusted assets of 4.00%, and (ii) minimum ratios of Tier 1 and total capital to risk-weighted assets of 4.00% and 8.00%, respectively.
At September 30, 2006, the Corporation’s total Tier 1 capital (defined as tangible stockholders’ equity for common stock and Trust Preferred Capital Securities) amounted to $97.4 million or 9.47 percent of total assets. Tier I capital excludes the effect of SFAS No. 115, $2.6 million of net unrealized losses, after tax, on securities available-for-sale (included as a component of other comprehensive (loss)/income) and goodwill and other intangible assets of approximately $17.3 million as of September 30, 2006. At September 30, 2006 the Corporation’s estimated Tier I risk-based and total risk-based capital ratios were 14.62 percent and 15.35 percent, respectively. These ratios are well above the minimum guidelines of capital to risk-adjusted assets in effect as of September 30, 2006.
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
The foregoing capital ratios are based in part on specific quantitative measures of assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by the bank regulators about capital components, risk weightings and other factors. As of September 30, 2006, management believes that each of the Bank and the Corporation meet all capital adequacy requirements to which it is subject.
Subordinated Debentures
On December 19, 2003, Center Bancorp Statutory Trust II, a statutory business trust and wholly-owned subsidiary of Center Bancorp, Inc., issued $5.0 million of MMCapS capital securities to investors due on January 23, 2034. The capital securities qualify as Tier 1 capital. The trust loaned the proceeds of this offering to the Corporation and received in exchange $5.2 million of the Corporation’s subordinated debentures. The subordinated debentures are redeemable in whole or part, prior to maturity but after January 23, 2009.The floating interest rate on the subordinated debentures is three month LIBOR plus 2.85% and reprices quarterly. The rate at September 30, 2006 was 8.34%.
On December 18, 2001, Center Bancorp Statutory Trust I, a statutory business trust and wholly-owned subsidiary of Center Bancorp, Inc., issued $10.0 million of floating rate capital trust pass through securities to investors due on December 18, 2031. The trust loaned the proceeds of this offering to the Corporation and received in exchange $10.3 million of the Corporation’s subordinated debentures. The subordinated debentures are redeemable in whole or part, prior to maturity but after December 18, 2006. The floating interest rate on the subordinated debentures is three month LIBOR plus 3.60% and reprices quarterly. The rate at September 30, 2006 was 8.99%.
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
The Corporation’s income simulation model analyzes interest rate sensitivity by projecting net interest income over the next 24 months in a flat rate scenario versus net interest in alternative interest rate scenarios. Management reviews and refines its interest rate risk management process in response to the changing economic climate. The low level of interest rates experienced for several years necessitated a modification of the Corporation’s standard rate scenario of a shock down 200 basis points over 12 months to down 100 basis points over a 12-month period. However, given the recent rise in rates for the period ended September 30, 2006 the Corporation has returned to a -200 basis point shock down over a 12-month period.
Based on the results of the interest simulation model as of September 30, 2006, and assuming that management does not take action to alter the outcome, the Corporation would expect an increase of 12.18 percent in net interest income if interest rates decreased 200 basis points from the current rates in an immediate and parallel shock over a 12-month period. In a rising rate environment, based on the results of the model as of September 30, 2006, the Corporation would expect a decrease of 8.86 percent in net interest income if interest rates increased by 200 basis points from current rates in an immediate shock over a twelve month period.
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

Item 4. Controls and Procedures
(a) Disclosure controls and procedures.
We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the Exchange Act), as of  September 30, 2006. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that, as of the end of the period covered by this report (September 30, 2006), our disclosure controls and procedures were not effective due to the material weakness described below.
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
•
the Corporation has increased its use, and will further increase its use, of third-party tax service providers for the more complex areas of the Corporation’s income tax accounting; and
•
the Corporation has increased the formality and attention to controls and procedures over accounting for income taxes.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
As of September 30, 2006, the Corporation has purchased 326,908 common shares at an average cost per share of $11.95 under the stock buyback program amended on March 27, 2006 for the repurchase of up to 671,802 shares of the Corporation’s outstanding common stock. The repurchased shares were recorded as Treasury Stock, which resulted in a decrease in stockholder’s equity. During the three-months ended September 30, 2006 there were 61,274 shares repurchased at an average cost of $12.95 per share.
Information concerning the third quarter 2006 stock repurchases is set forth below.

Period	(a) Total Number Of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs

July 1 through July 31, 2006	0	—	265,634	406,168
August 1 through August 31, 2006	61,274	$12.95	326,908	344,894
September 1 through September 30, 2006	0	—	326,908	344,894
Total	61,274	$12.95	326,908	344,894
Item 3. Defaults upon Senior Securities
Not Applicable
Item 4. Submission of Matters to a Vote of Security Holders
Not Applicable
Item 5. Other Information
Not Applicable
Item 6. Exhibits

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
Date: November 9, 2006