Form 10-Q
period 2007-03-31
CENTER BANCORP INC
filed 2007-05-10
CIK 712771

UNITED STATES OF AMERICA
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________
FORM 10-Q
______________
☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2007
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

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-accelerated Filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
______________

Common Stock, No Par Value:	13,910,826
(Title of Class)	(Outstanding at April 30, 2007)

i

Back to Index

PART I – FINANCIAL INFORMATION
The following unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and, accordingly, do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2007, or for any other interim period. The Center Bancorp, Inc. 2006 Annual Report on Form 10-K should be read in conjunction with these statements.

Back to Index

Item 1. Financial Statements
CENTER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CONDITION

(Dollars in Thousands)	March 31, 2007	December 31, 2006
	(unaudited)
ASSETS
Cash and due from banks	$19,245	$34,088
Federal funds sold and securities purchased under agreement to resell	35,374	10,275
Total cash and cash equivalents	54,619	44,363
Investment securities available-for-sale	256,026	250,603
Investment securities held to maturity (approximate market value of $125,132 in 2007 and $130,900 in 2006)	125,467	131,130
Total investment securities	381,493	381,733
Loans, net of unearned income	530,573	550,414
Less — Allowance for loan losses	4,958	4,960
Net Loans	525,615	545,454
Restricted investment in bank stocks, at cost	7,832	7,805
Premises and equipment, net	18,314	18,829
Accrued interest receivable	5,035	4,932
Bank owned life insurance	21,591	21,368
Other Assets	17,184	9,588
Goodwill and other intangible assets	17,283	17,312
Total assets	$1,048,966	$1,051,384
LIABILITIES
Deposits:
Non-interest bearing	$128,703	$136,453
Interest-bearing
Time deposits $100 and over	78,441	83,623
Interest-bearing transactions, savings and time deposits $100 and less	515,504	506,695
Total deposits	722,648	726,771
Overnight Federal funds and securities sold under agreement to repurchase	39,278	29,443
Short-term borrowings	1,228	2,000
Long-term borrowings	174,666	174,991
Subordinated debentures	5,155	5,155
Accounts payable and accrued liabilities	7,828	15,411
Total liabilities	950,803	953,771
STOCKHOLDERS’ EQUITY
Preferred Stock, no par value:
Authorized 5,000,000 shares; none issued	—	—
Common stock, no par value:
Authorized 20,000,000 shares; issued 15,191,360 shares at March 31, 2007 and 15,191,360 at December 31, 2006; outstanding 13,910,826 at March 31, 2007 and 13,910,826 shares at December 31, 2006, respectively	86,902	77,130
Additional paid in capital	4,564	4,535
Retained earnings	16,321	25,989
Treasury stock, at cost (1,280,534 shares in 2007 and 2006)	(6,631)	(6,631)
Accumulated other comprehensive loss	(2,993)	(3,410)
Total stockholders’ equity	98,163	97,613
Total liabilities and stockholders’ equity	$1,048,966	$1,051,384

Back to Index

CENTER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended March 31,
(Dollars in thousands, except per share data)	2007	2006
	(unaudited)
Interest income:
Interest and fees on loans	$8,353	$7,361
Interest and dividends on investment securities:
Taxable	3,695	4,489
Tax-exempt	818	1,016
Dividends	361	355
Interest on Federal funds sold and securities purchased under agreement to resell	225	10
Total interest income	13,452	13,231
Interest expense:
Interest on certificates of deposit $100 and over	1,105	1,349
Interest on other deposits	4,266	2,070
Interest on borrowings	2,460	3,412
Total interest expense	7,831	6,831
Net interest income	5,621	6,400
Provision for loan losses	—	—
Net interest income after provision for loan losses	5,621	6,400
Other income(loss):
Service charges, commissions and fees	419	438
Annuity and Insurance	63	52
Bank owned life insurance	223	181
Net gain (loss) on securities sold	588	(3,655)
Other income	117	119
Total other income (loss)	1,410	(2,865)
Other expense:
Salaries and employee benefits	3,142	3,282
Occupancy, net	723	606
Premises and equipment	462	448
Stationery and printing	159	211
Marketing and advertising	163	114
Computer	165	196
Other	1,614	1,344
Total other expense	6,428	6,201
Income (loss) before income tax benefit	603	(2,666)
Income tax benefit	(706)	(1,599)
Net income (loss)	$1,309	$(1,067)
Earnings (loss) per share:
Basic	$0.09	$(0.08)
Diluted	0.09	(0.08)
Weighted average common shares outstanding:
Basic	13,910,826	14,106,987
Diluted	13,986,709	14,106,987
All common share and per common share amounts have been adjusted to reflect the 5% stock dividend declared on March 29, 2007 payable on June 1, 2007.

Back to Index

CENTER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in thousands, except per share data)	Common Stock Amount	Additional Paid In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity

Balance, December 31, 2005	$77,130	$3,787	$26,915	$(3,701)	$(4,642)	$99,489
Cash dividends declared ($0.0855 per share)			(1,210)			(1,210)
Issuance of common stock			(6)			(6)
Exercise of stock option		31		18		49
Stock based compensation		30				30
Net loss			(1,067)			(1,067)
Other comprehensive income					1,046	1,046
Balance, March 31, 2006	$77,130	$3,848	$24,632	$(3,683)	$(3,596)	$98,331

Balance, December 31, 2006	$77,130	$4,535	$25,989	$(6,631)	$(3,410)	$97,613
Cash dividends declared ($0.0855 per share)			(1,195)			(1,195)
5 percent stock dividend	9,772		(9,772)			—
Issuance of common stock			(10)			(10)
Stock based compensation		29				29
Net income			1,309			1,309
Other comprehensive income					417	417
Balance, March 31, 2007	$86,902	$4,564	$16,321	$(6,631)	$(2,993)	$98,163

Back to Index

CENTER BANCORP, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
(Dollars In Thousands)	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,309	$(1,067)
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and amortization	417	431
Stock-based compensation expense	29	30
Net (gains) losses on sale of investment securities available-for-sale	(588)	3,655
(Increase) decrease in accrued interest receivable	(103)	770
Increase in other assets	(1,627)	(480)
Increase (decrease) in other liabilities	354	(1,591)
Increase in cash surrender value of bank owned life insurance	(223)	(181)
Amortization of premium and accretion of discount on investment securities, net	41	96
Net cash (used in) provided by operating activities	(391)	1,663
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of investment securities available-for-sale	61,876	28,761
Proceeds from maturities, calls and paydowns of securities held to maturity	2,263	2,358
Net (purchases) sales of restricted investment in bank stock	(27)	2,703
Proceeds from sales of investment securities available-for-sale	23,194	86,625
Purchase of securities available-for-sale	(98,035)	(2,731)
Purchase of securities held to maturity	(2,000)	—
Net decrease in loans	19,839	5,258
Property and equipment expenditures, net	127	(316)

Net cash provided by investing activities	7,237	122,658
CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in deposits	(4,123)	(48,200)
Net increase (decrease) in short-term borrowings	9,835	(30,426)
Payment on FHLB advances	(1,097)	(40,094)
Dividends paid	(1,195)	(1,210)
(Expense) proceeds from issuance of common stock	(10)	43

Net cash provided by (used in) financing activities	3,410	(121,707)
Net increase in cash and cash equivalents	10,256	2,614
Cash and cash equivalents at beginning of year	44,363	19,343
Cash and cash equivalents at end of year	$54,619	$21,957
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Noncash investment activities:
Trade date accounting settlement for investments	$5,969	$—
Cash paid during year for:
Interest paid on deposits and borrowings	$7,922	$6,712
Income taxes	$36	$41

Back to Index

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

Back to Index

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
Reserve for Unfunded Commitments
The reserve for unfunded commitments is maintained at a level believed by management to be sufficient to absorb estimated probable losses related to unfunded credit facilities and is included in other liabilities in the consolidated statements of condition. The determination of the adequacy of the reserve is based upon an evaluation of the unfunded credit facilities, including an assessment of historical commitment utilization experience, and credit risk. Net adjustments to the reserve for unfunded commitments are included in other non-interest expense.

Back to Index

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
Mortgage Servicing
The Corporation performs various servicing functions on loans owned by others. A fee, usually based on a percentage of the outstanding principal balance of the loan, is received for those services. At March 31, 2007 and December 31, 2006, the Corporation was servicing approximately $13.0 million and $13.4 million, respectively, of loans for others.
The Corporation accounts for its transfers and servicing of financial assets in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” The Corporation originates mortgages under plans to sell those loans and service the loans owned by the investor. The Corporation records mortgage servicing rights and the loans based on relative fair values at the date of sale. The balance of mortgage servicing rights at March 31, 2007 and December 31, 2006 are immaterial to the consolidated financial statements.
Loans Held for Sale
Mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregated costs or estimated fair value. Gains and losses on sales of loans are also accounted for in accordance with SFAS No. 134 “Accounting for Mortgage Securities retained after Securitizations or Mortgage Loans Held for Sale by a Mortgage Banking Enterprise.” At March 31, 2007, the Corporation held no loans for sale and at December 31, 2006 had approximately $1.5 million in loans held for sale.
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

Back to Index

CENTER BANCORP, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 — Summary of Significant Accounting Policies – (continued)
SFAS No. 158
In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — An Amendment of FASB No. 87, 88, 106 and 132(R)” (“SFAS 158”). SFAS 158 requires that the funded status of defined benefit postretirement plans be recognized on the company’s statement of condition, and changes in the funded status be reflected in other comprehensive income, effective for fiscal years ending after December 15, 2006. SFAS 158 also requires companies to measure the funded status of the plan as of the date of its fiscal year-end, effective for fiscal years ending after December 15, 2008. The Corporation expects to adopt the measurement provisions of SFAS 158 effective December 31, 2009. Based upon the December 31, 2006 statement of condition and pension disclosures, the impact of adopting SFAS 158 resulted in a pretax increase in the accumulated other comprehensive loss of $815,000.
Stock-Based Compensation
Effective January 1, 2006, the Corporation adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123R using the modified prospective transition method and therefore has not restated results for prior periods. Under this transition method, stock-based compensation expense for the twelve-months ended December 31, 2006 includes compensation expense for all stock-based compensation awards granted, but not yet vested, as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 “Accounting for stock-based compensation”. The stock-based compensation expense for all stock-based compensation awards granted after that date is based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. The Corporation will recognize these expenses on a straight-line method over the requisite service period of the stock award, which is the vesting term. Prior to the adoption of SFAS No. 123R, the Corporation recognized stock-based compensation expense in accordance with APB Opinion No. 25. Prior to the adoption of SFAS No. 123R, the Corporation presented all tax benefits of deductions resulting from the exercise of stock options or the issuance of shares under other stock based compensation programs as operating cash flows in the statement of cash flows. SFAS No. 123 requires the cash flows resulting from the tax benefits of deductions in excess of the compensation cost be recognized for stock-based awards to be classified as financing cash flows. In March of 2005, the Securities and Exchange Commission (the “SEC”) issued a Staff Accounting Bulletin No. 107 (“SAB 107”) regarding the SEC’s interpretation of SFAS No. 123R and the valuation of share-based payments for public companies. The Corporation has applied the provisions of SAB 107 in its adoption of SFAS No. 123R. See Note 2 and 11 of the Consolidated Financial Statements for a further discussion.
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
Treasury Stock
The Corporation announced on March 27, 2006 that its Board of Directors approved an increase in its current share buyback program to 5 % of outstanding shares, enhancing its current authorization by 425,825 shares. The total buyback authorization was increased to 705,392 shares. Repurchases may be made from time to time as, in the opinion of management, market conditions warrant, in the open market or in privately negotiated transactions. Shares repurchased will be added to the corporate treasury and will be used for future stock dividends and other issuances. As of March 31, 2007, Center Bancorp had 13.9 million shares of common stock outstanding. As of March 31, 2007, the Corporation has purchased 343,253 common shares at an average cost per share of $11.38 under the stock buyback program amended on March 27, 2006. The repurchased shares were recorded as Treasury Stock, which resulted in a decrease in stockholders’ equity.

Back to Index

CENTER BANCORP, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 — Summary of Significant Accounting Policies – (continued)
Treasury stock is recorded using the cost method and accordingly is presented as a reduction of stockholders’ equity.
Goodwill
Goodwill represents the excess of the cost of an acquisition over the fair value of net assets acquired. Goodwill is at least tested annually for impairment. No impairment of goodwill was recorded for the quarters ended March 31, 2007 and 2006.
Comprehensive Income
Total comprehensive income includes all changes in equity during a period from transactions and other events and circumstances from non-owner sources. The Corporation’s other comprehensive income is comprised of unrealized holding gains and losses on securities available-for-sale and an additional minimum pension liability.
Disclosure of comprehensive income for the quarters ended March 31, 2007 and 2006 is presented in the Consolidated Statements of Changes in Stockholders’ Equity and presented in detail in Note 5.
Bank Owned Life Insurance
During 2001, the Corporation invested $12.5 million in Bank Owned Life Insurance (“BOLI”) to help offset the rising cost of employee benefits, and made subsequent investments in 2006 of $2.0 million and in 2004 of $2.5 million. The change in the cash surrender value of the BOLI was recorded as a component of other income and amounted to $223,000 in 2007 and $181,000 in 2006.
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
Advertising Costs
The Corporation recognizes its marketing and advertising cost as incurred. Advertising costs were $163,000 and $114,000 for the quarters ended March 31, 2007 and 2006, respectively.
Reclassifications
Certain reclassifications have been made in the consolidated financial statements for 2006 to conform to the classifications presented in 2007.
Note 2 — Stock Based Compensation
At March 31, 2007, the Corporation has four stock-based compensation plans, which are described more fully below. Through December 31, 2005, the Corporation accounted for those plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees, and related interpretations.”
Stock Option Plans
At March 31, 2007, the Corporation maintained two stock-based compensation plans from which new grants could be issued. The Corporation’s Stock Option Plans permit Parent Corporation common stock to be issued to key

Back to Index

CENTER BANCORP, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 2 — Stock Based Compensation – (continued)
employees and directors of the Corporation and its subsidiaries. The options granted under the plans are intended to be either Incentive Stock Options or Non-qualified Options. Under the 1999 Employee Stock Incentive Plan, an aggregate of 228,155 shares remain available under the plan and are authorized for issuance. Under the 2004 Non-Employee Director Stock Option Plan an aggregate total of 477,929 shares remain. Such shares may be treasury shares, newly issued shares or a combination thereof.
Options have been granted to purchase common stock principally at the fair market value of the stock at the date of grant. Options are exercisable starting one year after the date of grant and generally expire ten years from the date of grant.
The total compensation expense related to these plans was $29,448 and $29,521 for the three months ended March 31, 2007 and March 31, 2006, respectively. Prior to December 31, 2005, the Corporation accounted for those plans under the recognition and measurement provisions of APB 25. Accordingly, the Corporation generally recognized compensation expense only when it granted options with a discounted exercise price. As a result during that period, no stock-based employee compensation expense or any resulting compensation expense was recognized ratably over the associated service period, which was generally the option vesting term.
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
The Consolidated Financial Statements for the three months ended March 31, 2007, for income before income taxes and net income was $29,448 and $17,669 lower, respectively, as a result of the compensation expense related to stock options. The reduction to the loss for the three months ended March 31, 2006 was $29,521 before income taxes and $17,730 to the net loss.
Under the principal option plans, the Corporation may grant restricted stock awards to certain employees. Restricted stock awards are non-vested stock awards. Restricted stock awards are independent of option grants and are generally subject to forfeiture if employment terminates prior to the release of the restrictions. Such awards generally vest within 30 days to five years from the date of grant. During that period, ownership of the shares cannot be transferred. Restricted stock has the same cash dividend and voting rights as other common stock and is considered to be currently issued and outstanding. The Corporation expenses the cost of the restricted stock awards, which is determined to be the fair market value of the shares at the date of grant, ratably over the period during which the restrictions lapse.
There were no grants of common stock options for the three months ended March 31, 2007 and March 31, 2006, respectively.

Back to Index

CENTER BANCORP, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 2 — Stock Based Compensation – (continued)
Option activity under the principal option plans as of March 31, 2007 and changes during the three months ended March 31, 2007 were as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In Thousands)		(In Years)

Outstanding at December 31, 2006	339,190	$5.14 – 15.09		$1,673,000
Granted	—	—
Exercised	—	—
Forfeited/cancelled/expired	—	—
Outstanding at March 31, 2007	339,190	$5.14 – 15.09	6.52	$1,609,937
Exercisable at March 31, 2007	263,527	$6.05 – 15.09	5.98	$1,352,003
Restated for 5% common stock dividend.
The aggregate intrinsic value of options above represents the total pretax intrinsic value (the difference between the Parent Corporation’s closing stock price on the last trading day of the first quarter of fiscal 2007 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2007. This amount is based on the fair market value of the Corporation’s stock.
As of March 31, 2007, $260,000 of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 1.9 years.
Note 3 — Acquisitions
On March 16, 2007, the Parent Corporation announced that it signed a definitive merger agreement to acquire Beacon Trust Company, a privately held limited purpose trust company with $1.3 billion in managed assets based in Madison, New Jersey. Once completed, the transaction will introduce for the first time to the Corporation’s customers a full range of trust and investment services, including investment management, executorship, trusteeship, estate planning, pension and profit sharing, and custodian capabilities. The merger will add to other  income and diversify the Corporation’s earnings stream.
Terms of the transaction call for the Parent Corporation to acquire Beacon Trust for approximately $5.6 million in cash and an additional $4.7 million in stock, giving the transaction a total equity value of approximately $10.3 million. The companies expect to close the transaction during the third calendar quarter of 2007, contingent upon receiving regulatory and shareholder approvals.
Note 4 — Recent Accounting Pronouncements
FIN 48
In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (FIN 48), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that companies recognize in their financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. Management adopted FIN 48 as of January 1, 2007

Back to Index

CENTER BANCORP, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 4 — Recent Accounting Pronouncements – (continued)
The Corporation adopted the provisions of FIN 48 on January 1, 2007. The adoption of FIN 48 did not impact the Corporation’s consolidated financial condition, results of operations or cash flows. At January 1, 2007, the Corporation had unrecognized tax benefits of $1.4 million, which primarily related to uncertainty regarding the sustainability of certain deductions to be taken in 2007 and future U.S. Federal income tax returns related to the liquidation of the Corporation’s New Jersey REIT subsidiaries. To the extent these unrecognized tax benefits are ultimately recognized, they will impact the effective tax rate in a future period.
SFAS No. 155
In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140 (SFAS 155), which amends Statement No. 133 to simplify the accounting for certain derivatives embedded in other financial instruments (hybrid financial instruments) by permitting fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise required bifurcation, provided that the entire hybrid financial instrument is accounted for on a fair value basis. SFAS 155 also establishes the requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, which replaces the interim guidance in Derivative Instrument Group Issue D1, Recognition and Measurement of Derivatives: Application of Statement No. 133 to Beneficial Interests in Securitized Financial Assets. SFAS 155 amends SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities—a replacement of FASB Statement No. 125 (SFAS 140), to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to beneficial interests other than another derivative financial instrument. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006, with earlier adoption allowed. The Corporation adopted SFAS 155 effective January 1, 2007 and it did not have a material effect on its consolidated financial condition, results of operations or cash flows.
SFAS No. 156
In March 2006, the FASB issued SFAS No. 156 Accounting for Servicing of Financial Assets: an amendment of SFAS No. 140 (SFAS 156). This statement requires all separately recognized servicing rights to be initially measured at fair value, if practicable. For each class of separately recognized servicing assets and liabilities, this statement permits the Company to choose either to report servicing assets and liabilities at fair value or at amortized cost. Under the fair value approach, servicing assets and liabilities are recorded at fair value at each reporting date with changes in fair value recorded in earnings in the period in which the changes occur. Under the amortized cost method, servicing assets and liabilities are amortized in proportion to and over the period of net servicing income or net servicing loss and are assessed for impairment based on fair value at each reporting date. Adoption of this statement is required for fiscal years beginning after September 15, 2006. The Company adopted SFAS 156 effective January 1, 2007 and is applying the requirements for recognition and initial measurement of servicing assets and liabilities prospectively to all transactions. The Company is using the amortized cost method for subsequent measurement of servicing rights. Adoption of SFAS 156 did not have a material effect on its consolidated financial condition, results of operations or cash flows.
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

Back to Index

CENTER BANCORP, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 4 — Recent Accounting Pronouncements – (continued)
SFAS No. 159
In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (SFAS159). SFAS159 provides all entities with the option of reporting selected financial assets and liabilities at fair value. The objective of SFAS 159 is to improve financial reporting by providing opportunities to mitigate volatility in earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Most of the provisions in this statement apply only to entities which elect SFAS159. However the amendment to FASB Statement No. 115, Accounting for Certain Investment in Debt and Equity Securities, applies to entities with available for sale and trading securities, and requires an entity to present separately fair value and non-fair value securities. SFAS159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, Fair Value Measurements. The Corporation has not determined the effect of adopting SFAS159 on its consolidated financial condition, results of operations or cash flows.
EITF 06-4
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
EITF 06-5
In September 2006, EITF Issue No. 06-5, “Accounting for Purchases of Life Insurance — Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance” was issued. The Task Force reached a consensus that a policyholder should consider any additional amounts included in the contractual terms of the policy in determining the amount that could be realized under the insurance contract.
The Task Force also reached a consensus that a policyholder should determine the amount that could be realized under the life insurance contract assuming the surrender of an individual-life by individual-life policy (or certificate by certificate in a group policy). Furthermore, the Task Force reached a consensus that the cash surrender value should not be discounted when contractual limitations on the ability to surrender a policy exist if the policy continues to operate under its normal terms (continues to earn interest) during the restriction period. The consensus is effective for fiscal years beginning after December 15, 2006. The Company has adopted the Issue as of January 1, 2007 and the adoption of the Issue has had no material impact on the consolidated financial statements or results of operations of the Company.
SAB 108
In September 2006, the SEC issued SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment.
SAB 108 establishes an approach that requires quantification of financial statement errors based on the effects on each of the company’s statement of condition and statement of operations and the related financial statement disclosures. Early application of the guidance in SAB 108 is encouraged in any report for an interim period of the first fiscal year ending after November 15, 2006. The Corporation adopted the statement in the first quarter of fiscal 2007. There was no material impact on its consolidated results of operations and financial condition.

Back to Index

CENTER BANCORP, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
The changes in the components of other comprehensive income, net of taxes, were as follows for the following fiscal periods:

(Dollars in Thousands)	Before Tax Amount	Tax Benefit (Expense)	Net of Tax Amount

For the three month period ended March 31, 2007:
Net unrealized gains on available for sale securities
Net unrealized holding gains arising during period	$(1,151)	$(445)	$(706)
Less reclassification adjustment for net gains arising during the period	588	(201)	387
Net unrealized gains	$563	$(244)	$319
Change in pension liability due to settlement of pension curtailment	163	(65)	98
Other comprehensive income, net	$638	$(221)	$417

For the three month period ended March 31, 2006:
Net unrealized losses on available for sale securities
Net unrealized holding gain arising during period	$(1,898)	$760	$(1,138)
Less reclassification adjustment for net losses arising during the period	3,655	(1,471)	2,184
Net unrealized losses	$1,757	$(711)	$1,046
Other comprehensive income, net	$1,757	$(711)	$1,046
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
Earnings (loss) per common share have been computed based on the following:

	Three Months Ended March 31,
(In thousands, except per share amounts)	2007	2006

Net (loss) income	$1,309	$(1,067)
Average number of common shares outstanding	13,911	14,107
Effect of dilutive options	76	—

Average number of common shares outstanding used to calculate diluted earnings
per common share	13,987	14,107
Net (loss) income per share:
Basic	$0.09	$(0.08)
Diluted	0.09	(0.08)

Back to Index

CENTER BANCORP, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 7 — Components of Net Period Benefit Cost
The following table sets forth changes in projected benefit obligation, changes in fair value of plan assets, funded status, and amounts recognized in the consolidated statements of condition for the Corporation’s pension plans at March 31, 2007 and 2006. The pension figures for the period ended March 31, 2007 reflect the effects of a settlement of a pension curtailment resulting form the workforce reduction implemented in the first quarter of 2007.

	Three Months Ended March 31,
	Pension Benefits		Other Postretirement Benefits
(Dollars in Thousands)	2007	2006	2007	2006

Service Cost	$264	$236	$14	$14
Interest Cost	161	134	22	22
Expected return on plan assets	(177)	(148)	—	—
Amortization of prior service cost	1	1	—	1
Amortization of the net loss	8	2	2	27
Net Periodic benefit cost	$257	$225	$38	$64
Contributions
The Corporation previously disclosed in its consolidated financial statements for the year ended December 31, 2006, that it expects to contribute $850,000 to its pension plans in 2007. For the three months ending March 31, 2007, the Corporation contributed $187,500 to the plan. The Corporation presently does not anticipate increasing its total contributions for the year to fund its pension plan obligations in 2007.
Note 8 — Income Taxes
In June 2006, the FASB issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” The interpretation prescribes a recognition threshold and measurement attribute criteria for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.
The Parent Corporation and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, the Corporation is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years prior to 2002. The Corporation’s policy is to recognize interest related to unrecognized tax benefits as interest expense and penalties as operating expenses. Accrued interest is insignificant and there are no penalties accrued at March 31, 2007. The Corporation believes that it has appropriate support for the income tax positions taken and to be taken on its tax returns and that its accruals for tax liabilities are adequate for all open years based on an assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter.
The Corporation adopted the provisions of FIN 48 on January 1, 2007. The adoption of FIN 48 did not impact the Corporation’s consolidated financial condition, results of operations or cash flows. At January 1, 2007, the Corporation had unrecognized tax benefits of $1.1 million compared to $1.4 million at March 31, 2007, which primarily related to uncertainty regarding the sustainability of certain deductions to be taken in 2006 and future U.S.
Federal income tax returns related to the liquidation of the Corporation’s New Jersey REIT subsidiary. To the extent these unrecognized tax benefits are ultimately recognized, they will impact the effective tax rate in a future period.

Back to Index

CENTER BANCORP, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 9 — Variable Interest Entities
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
These subordinated debentures and the related income effects are not eliminated in the consolidated financial statements as the statutory business trusts are not consolidated in accordance with FASB interpretation No. 46 “Consolidation of Variable interest Entities.” Distributions on the subordinated debentures owned by the subsidiary trusts below are classified as interest expense in the Corporation’s consolidated statement of income.
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
On March 1, 2005, the Board of Governors of the Federal Reserve System adopted a final rule that allows the continued inclusion of outstanding and prospective issuances of trust preferred securities in the Tier I capital of bank holding companies, subject to stricter quantitative limits and qualitative standards. The new quantitative limits become effective after a five-year transition period ending March 31, 2009. Under the final rules, trust preferred securities and other restricted core capital elements are limited to 25% of all core capital elements. Amounts of restricted core capital elements in excess of these limits may be included in Tier II Capital. At March 31, 2007, the only restricted core capital element owned by the Corporation is trust preferred securities. Based on a preliminary review of the final rule, the Corporation believes that its trust preferred issues qualify as Tier I Capital. However, in the event that the trust preferred issues would not qualify as Tier I Capital, the Corporation would remain well capitalized.
As of March 31, 2007, assuming the Corporation were not allowed to include the $5.2 million in subordinated debentures in Tier 1 capital, the Corporation would have had a Tier 1 capital ratio of 12.70% and a total risk based capital ratio of 13.46%.
To the extent that the trusts have funds available to make payments, as guarantor, the Corporation continues to unconditionally guarantee payment of: required distributions on the capital securities; the redemption price when a capital security is redeemed; and the amounts due if a Trust is liquidated or terminated. During the first three months of 2007, the business trusts did not repurchase any capital securities or related debentures.
Note 10 — Stockholders Equity
On March 29, 2007, the corporation declared a 5% common stock dividend payable to common stockholders of record May 1, 2007 on June 1, 2007, the shares to be issued have been reflected in stockholders equity at March 31, 2007.

Back to Index

Item 2. Management’s Discussion and Analysis (“MD&A”) of Financial Condition and Results of Operations
The purpose of this analysis is to provide the reader with information relevant to understanding and assessing The Corporation’s results of operations for each of the past three years and financial condition for each of the past two years. In order to fully appreciate this analysis, the reader is encouraged to review the consolidated financial statements and accompanying notes thereto appearing elsewhere in this report.
Cautionary Statement Concerning Forward-Looking Statements
This report includes forward-looking statements within the meaning of Sections 27A of the Securities Act of 1933, as amended, and 21E of the Securities Exchange Act of 1934, as amended, that involve inherent risks and uncertainties. This report contains certain forward-looking statements with respect to the financial condition, results of operations, plans, objectives, future performance and business of Center Bancorp Inc. and its subsidiaries, including statements preceded by, followed by or that include words or phrases such as “believes,” “expects,” “anticipates,” “plans,” “trend,” “objective,” “continue,” “remain,” “pattern” or similar expressions or future or conditional verbs such as “will,” “would,” “should,” “could,” “might,” “can,” “may” or similar expressions. There are a number of important factors that could cause future results to differ materially from historical performance and these forward-looking statements. Factors that might cause such a difference include, but are not limited to:
(1) competitive pressures among depository institutions may increase significantly; (2) changes in the interest rate environment may reduce interest margins; (3) prepayment speeds, loan origination and sale volumes, charge-offs and loan loss provisions may vary substantially from period to period; (4) general economic conditions may be less favorable than expected; (5) political developments, wars or other hostilities may disrupt or increase volatility in securities markets or other economic conditions; (6) legislative or regulatory changes or actions may adversely affect the businesses in which Center Bancorp, Inc. is engaged; (7) changes and trends in the securities markets may adversely impact Center Bancorp; (8) a delayed or incomplete resolution of regulatory issues could adversely impact planning by Center Bancorp; (9) the impact on reputation risk created by the developments discussed above on such matters as business generation and retention, funding and liquidity could be significant; and (10) the outcome of regulatory and legal investigations and proceedings may not be anticipated. Further information on other factors that could affect the financial results of Center Bancorp, Inc. are included in Item 1A of Center Bancorp’s Annual Report on Form 10-K and in Center Bancorp’s other filings with the Securities and Exchange Commission. These documents are available free of charge at the Commission’s website at http://www.sec.gov and/or from Center Bancorp.
Critical Accounting Policies and Estimates
The accounting and reporting policies followed by Center Bancorp, Inc. and its subsidiaries (the “Corporation”) conform, in all material respects, to U.S. generally accepted accounting principles. In preparing the consolidated financial statements, management has made estimates, judgments and assumptions that affect the reported amounts of assets and liabilities as of the dates of the consolidated statements of condition and for the periods indicated in the statements of operations. Actual results could differ significantly from those estimates.
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

Back to Index

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
Fluctuations in the actual outcome of these future tax consequences could impact the Corporation’s consolidated financial condition or results of operations. Notes 1 and 8 of the Notes to Consolidated Financial Statements include additional discussion on the accounting for income taxes.
The Corporation accounts for goodwill and other identifiable intangible assets in accordance with SFAS No. 142, “Goodwill and intangible assets.” SFAS No. 142 includes requirements to test goodwill and indefinite lived intangible assets for impairment rather than amortize them. The Corporation has tested the goodwill and at March 31, 2007, there was no goodwill impairment.
Earnings Analysis
Net income for the three months ended March 31, 2007 amounted to $1,309,000 compared to a net loss of $1,067,000 for the comparable three-month period ended March 31, 2006. In March 2006, the Corporation restructured its statement of condition and sold $86.3 million of available for sale securities which had resulted in a charge of $3.6 million ($2.4 million net of tax). On a per fully diluted share basis, the Corporation recorded earnings per fully diluted common share of $.09 for the three months ended March 31, 2007 as compared with a loss of $(0.08) per fully diluted common share for the three months ended March 31, 2006. The annualized return on average assets increased to 0.50 percent for the three months ended March 31, 2007 compared with (0.39) percent for the comparable three-month period in 2006. The annualized return on average stockholders’ equity was 5.37 percent for the three-month period ended March 31, 2007 as compared to (4.32) percent for the three months ended March 31, 2006.
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

Back to Index

Net Interest Income

	Three Months Ended March 31,
(Dollars in Thousands)	2007 Amount	2006 Amount	Amount Increase (Decrease)	Percent Change

Interest income:
Investments	$5,232	$6,270	$(1,038)	(16.56)
Loans, including fees	8,353	7,361	992	13.48
Federal funds sold and securities purchased under agreement to resell	225	10	215	215.00
Restricted investment in bank stocks, at cost	125	145	(20)	(13.79)
Total interest income	13,935	13,786	149	1.08
Interest expense:
Time deposits of $100 or more	1,105	1,349	(244)	(18.09)
Deposits	4,266	2,070	2,196	106.09
Borrowings	2,460	3,412	(952)	(27.90)
Total interest expense	7,831	6,831	1,000	14.64
Net interest income on a fully tax-equivalent basis	6,104	6,955	(851)	(12.24)
Tax-equivalent adjustment	(483)	(555)	72	12.97
Net interest income *	$5,621	$6,400	$(779)	(12.17)
——————
*
Before the provision for loan losses
NOTE: The tax-equivalent adjustment was computed based on an assumed statutory Federal income tax rate of 34 percent. Adjustments were made for interest earned on securities of state and political subdivisions.
Net interest income on a fully tax-equivalent basis decreased $851,000 or 12.2 percent to $6.1 million for the three months ended March 31, 2007 as compared to the comparable period in 2006. For the three months ended March 31, 2007, the net interest margin decreased 20 basis points to 2.55 percent from 2.75 percent due primarily to higher rates paid on interest-bearing liabilities. For the three months ended March 31, 2007, an increase in the average yield on interest-earning assets of 36 basis points was not sufficient to offset the increase in the average cost of interest-bearing liabilities of 66 basis points, which reduced the Corporation’s net interest spread by 30 basis points for the period.
For the three-month period ended March 31, 2007, interest income on a tax-equivalent basis increased by $149,000 or 1.08 percent over the comparable three-month period in 2006. This increase reflects an increase in loan volume. The Corporation’s loan portfolio increased on average $38.4 million to $540.9 million from $502.6 million in the same quarter in 2006, primarily driven by growth in commercial business related sectors of the loan portfolio. The loan portfolio represented approximately 56.5 percent of the Corporation’s interest-earning assets (on average) during the first quarter of 2007 as compared to 49.7 percent in the same quarter in 2006. The increase in loan volume offset a decline in the volume of the Corporation’s investment portfolio. Average investment volume decreased during the period by $105.3 million on average compared to the first quarter of 2006. The reduction in the investments portfolio was offset with reductions in the funding component of interest-bearing liabilities.
The factors underlying the quarter-to-quarter changes in net interest income are reflected in the tables appearing on pages 20 and 21, each of which has been presented on a tax-equivalent basis (assuming 34 percent tax rates). The table on page 22 (Average Statements of Condition with Interest and Average Rates) shows the Corporation’s consolidated average balance of assets, liabilities, and stockholders’ equity, the amount of income produced from interest-earning assets and the amount of expense resulting from interest-bearing liabilities and the interest income as a percentage of average interest-earning assets, for the three-month periods ended March 31, 2007 and 2006.
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

Back to Index

The Federal Reserve Open Market Committee did not increase rates during the first quarter of 2007, but had increased the benchmark federal funds index two times in the past year, for a total of 50 basis points. The yield on average interest-earning assets increased to 5.82 percent during the three months ended March 31, 2007 from 5.46 percent in the comparable period of 2006 (a change of 36 basis points); this change was offset by higher rates paid for average interest-bearing liabilities coupled with a change in the mix of average interest-bearing liabilities.
The total cost of average interest-bearing liabilities increased to 3.88 percent, a change of 66 basis points, for the three months ended March 31, 2007 from 3.22 percent for the three months ended March 31, 2006. At the same time the average volume of interest-bearing liabilities declined by $40.8 million. The reduction in the average balance of interest-bearing liabilities during the three months ended March 31, 2007 was primarily in savings and time deposits of $57.5 million, and $111.6 million on average in borrowings offset by increases in money market and other interest bearing deposits. The shift in deposit mix, driven by customer demand, is reflected in the increase in higher yielding money market and other interest bearing demand deposits. These deposits increased on average $128.4 million for the first quarter of 2007 as compared with the comparable period in 2006 and accounted for 38.3 percent of the funding mix as compared to 21.3 percent in the comparable period of 2006. As a result of these factors, for the three months ended March 31, 2007, the Corporation’s net interest spread on a tax-equivalent basis decreased to 1.94 percent from 2.24 percent for the three months ended March 31, 2006.
The following table, “Analysis of Variance in Net Interest Income Due to Volume and Rates”, analyzes net interest income by segregating the volume and rate components of various interest-earning assets and liabilities and the changes in the rates earned and paid by the Corporation.
Analysis of Variance in Net Interest Income Due to Volume and Rates

	Three Months Ended March 31, 2007/2006 Increase (Decrease) Due to Change in:
(Dollars in Thousands)	Average Volume	Average Rate	Net Change

Interest-earning assets:
Investment securities:
Taxable	$(1,206)	$342	$(864)
Non-Taxable	(156)	(18)	(174)
Loans, net of unearned discounts	580	412	992
Federal funds sold and securities purchased under agreement to resell	213	2	215
Restricted investment in bank stock	(47)	27	(20)
Total interest-earning assets	(616)	765	149
Interest-bearing liabilities:
Money market deposits	655	645	1,300
Savings deposits	(149)	42	(107)
Time deposits	(283)	534	251
Other interest-bearing deposits	200	308	508
Borrowings	(1,099)	373	(726)
Trust preferred	(204)	(22)	(226)
Total interest-bearing liabilities	(880)	1,880	1,000
Change in net interest income	$264	$(1,115)	$(851)

Back to Index

The following table, “Average Statement of condition with Interest and Average Rates”, presents for the three months ended March 31, 2007 and 2006 the Corporation’s average assets, liabilities and stockholders’ equity. The Corporation’s net interest income, net interest spreads and net interest income as a percentage of interest-earning assets (net interest margin) are also reflected.
Average Statements of Condition with Interest and Average Rates

	Three Months Ended March 31,
	2007			2006
(Tax-Equivalent Basis, Dollars in Thousands)	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate

Assets:
Interest-earning assets:
Investment securities:(1)
Taxable	$287,224	$3,731	5.20%	$381,784	$4,595	4.81%
Tax-exempt	103,535	1,501	5.80	114,317	1,675	5.86
Loans, net of unearned income(2)	540,971	8,353	6.18	502,562	7,361	5.86
Federal funds sold and securities purchased under agreement to resell	17,363	225	5.18	898	10	4.45
Restricted investment in bank stocks	7,858	125	6.36	11,067	145	5.24
Total interest-earning assets	956,951	13,935	5.82	1,010,628	13,786	5.46
Non-interest-earning assets:
Cash and due from banks	22,271			20,333
Bank owned life insurance	21,464			18,659
Intangible assets	17,300			17,424
Other assets	33,738			28,394
Allowance for loan losses	(4,959)			(4,935)
Total non-interest earning assets	89,814			79,875
Total assets	$1,046,765			$1,090,503
Liabilities and stockholders’ equity
Interest-bearing liabilities:
Money market deposits	$144,932	$1,600	4.42%	$62,490	$300	1.92%
Savings deposits	74,181	382	2.06	103,732	489	1.89
Time deposits	208,860	2,464	4.72	236,865	2,213	3.74
Other interest-bearing deposits	164,100	925	2.25	118,155	417	1.41
Short-term borrowings and FHLB advances	210,043	2,359	4.49	311,337	3,085	3.96
Subordinated debentures	5,155	101	7.84	15,465	327	8.46
Total interest-bearing liabilities	807,271	7,831	3.88	848,044	6,831	3.22
Non-interest-bearing liabilities:
Demand deposits	134,758			135,722
Other non-interest-bearing deposits	403			3,300
Other liabilities	6,867			4,623
Total non-interest-bearing liabilities	142,028			143,645
Stockholders’ equity	97,466			98,814
Total liabilities and stockholders’ equity	$1,046,765			$1,090,503
Net interest income (tax-equivalent basis)		$6,104			$6,955
Net interest spread			1.94%			2.24%
Net interest income as percent of earning-assets (net interest margin)			2.55%			2.75%
Tax-equivalent adjustment(3)		(483)			(555)
Net interest income		$5,621			$6,400
——————
(1)
Average balances for available-for-sale securities are based on amortized cost
(2)
Average balances for loans include loans on non-accrual status
(3)
The tax-equivalent adjustment was computed based on a statutory Federal income tax rate of 34 percent.

Back to Index

Investment Portfolio
For the three months ended March 31, 2007, the average volume of investment securities decreased by $105.3 million to approximately $390.7 million or 40.8 percent of average earning assets from $496.1 million on average, or 49.1 percent of earning-assets,  in the comparable period in 2006. The decrease in the average volume of investment securities largely reflects a repositioning of the Corporation’s statement of condition in the first quarter of 2006 coupled with a continued decline in the volume of cash flow from the portfolio that was reinvested into the portfolio. At March 31, 2007, the principal components of the investment portfolio are U.S. Treasury and U.S. Government Agency Obligations, Federal Agency Obligations including Mortgage-backed securities, Obligations of U.S. states and political subdivision, corporate bonds and notes, and other debt securities.
The volume related factors during the three-month period ended March 31, 2007 reflected decreased revenue by $1.4 million, while rate related changes resulted in an increase in revenue of $324,000. The tax-equivalent yield on investments increased by 30 basis points to 5.36 percent from a yield of 5.06 percent during the comparable period ended March 31, 2006. The 30 basis points increase in the tax equivalent yield in investments was attributable to a higher interest rate environment for most of 2006 and into 2007. The higher rate environment favorably impacted the purchases made to replace securities, which had matured, were prepaid, or were called. There was some portfolio extension where risk is relatively minimal within the portfolio, resulting in wider spreads, specifically with certain corporate and tax-free municipal securities added to the portfolio during 2006 and 2007.
Securities available-for-sale is a part of the Corporation’s interest rate risk management strategy and may be sold in response to changes in interest rates, changes in prepayment risk, liquidity management and other factors. During the three months ended March 31, 2007, approximately $23.2 million in securities were sold from the Corporation’s available-for-sale portfolio. The cash flow from the sale of investment securities was in part invested back into the portfolio. The Corporation’s sales from its available-for-sale portfolio were made in the ordinary course of business.
At March 31, 2007 the net unrealized loss carried as a component of other comprehensive income and included in stockholders’ equity, net of tax, amounted to a net unrealized loss of $3.6 million as compared with a net unrealized loss of $4.2 million at December 31, 2006, and $6.0 million at March 31, 2006, resulting from a change in interest rates that occurred at the market value measurement date March 31, 2007 compared with March 31, 2006.
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
At March 31, 2007 total loans amounted to $530.6 million, an increase of $30.0 million or 5.99 percent as compared to March 31, 2006. The increase in yield on loans for the three month period was the result of the increase in interest rates as compared with 2006, lessened to some extent by the competitive rate pricing structure and tighter spreads in the market on loans which has been driven by the heightened competition for lending relationships that exists in the Corporation’s market. The Federal Reserve Open Market Committee increased the target Federal Funds Rate twice since March 31, 2006 to 5.25 percent from 4.75 percent. Loan growth during the quarter ended March 31, 2007 occurred primarily in the commercial and commercial real estate sector of the loan portfolio.
Total average loan volume increased $38.4 million or 7.64 percent for the three months ended March 31, 2007, while portfolio yield increased by 32 basis points as compared with 2006. The increased total average loan volume was due primarily to increased customer activity, new lending relationships and new markets. The volume related factors during the period, contributed increased revenue of $580,000, while the rate related changes contributed $412,000. The Corporation seeks to create growth in commercial lending by offering products and competitive pricing and by capitalizing on the positive trends in its market area. Products are offered to meet the financial requirements of the Corporation’s clients. It is the objective of the Corporation’s credit policies to diversify the commercial loan portfolio to limit concentrations in any single industry.

Back to Index

Allowance for Loan Losses and Related Provision
The purpose of the allowance for loan losses (“allowance”) is to absorb the impact of losses inherent in the loan portfolio. Additions to the allowance are made through provisions charged against current operations and through recoveries made on loans previously charged-off.
The allowance for loan losses is maintained at an amount considered adequate by management to provide for potential credit losses based upon a periodic evaluation of the risk characteristics of the loan portfolio. In establishing an appropriate allowance, an assessment of the individual borrowers, a determination of the value of the underlying collateral, a review of historical loss experience and an analysis of the levels and trends of loan categories, delinquencies and problem loans are considered. Such factors as the level and trend of interest rates and current economic conditions and peer group statistics are also reviewed. At March 31, 2007 the level of the allowance was $4,958,000 as compared to a level of $4,936,000 at March 31, 2006 and $4,960,000 at December 31, 2006. The Corporation had no provisions to the allowance for the three month periods ended March 31, 2007 and 2006. The level of the allowance during the respective quarterly periods of 2007 and 2006 reflects the credit quality within the loan portfolio, the loan volume recorded during the periods and the Corporation’s focus on the changing composition of the commercial and residential real estate loan portfolios.
At March 31 2007, the allowance for loan losses amounted to 0.93 percent of total loans. In management’s view, the level of the allowance at March 31, 2007, is adequate to cover losses inherent in the loan portfolio. Management’s judgment regarding the adequacy of the allowance constitutes a “Forward Looking Statement” under the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from management’s analysis, based principally upon the factors considered by management in establishing the allowance.
Although management uses the best information available, the level of the allowance for loan losses remains an estimate, which is subject to significant judgment and short-term change. Various regulatory agencies, as an integral part of their examination process, periodically review the Corporation’s allowance for loan losses. Such agencies may require the Corporation to increase the allowance based on their analysis of information available to them at the time of their examination. Furthermore, the majority of the Corporation’s loans are secured by real estate in the State of New Jersey. Future adjustments to the allowance may be necessary due to economic factors impacting New Jersey real estate as well as operating, regulatory and other conditions beyond the Corporation’s control. The allowance for loan losses as a percentage of total loans amounted to 0.93 percent, 0.90 percent and 0.99 percent at March 31, 2007, December 31, 2006 and March 31, 2006, respectively.
Net charge-offs were $2,000 and $1,000 during the three months ended March 31, 2007 and 2006, respectively.
Changes in the allowance for loan losses are set forth below.

	Three Months Ended March 31,
(dollars in thousands)	2007	2006

Average loans outstanding	$540,971	$502,562
Total loans at end of period	$530,573	$500,567
Analysis of the Allowance for Loan Losses
Balance at the beginning of year	$4,960	$4,937
Charge-offs:
Installment loans	5	10
Total charge-offs	5	10
Recoveries:
Commercial	—	—
Installment loans	3	9
Total recoveries	3	9
Net charge-offs	2	1
Provision for loan losses	—	—
Balance at end of period	$4,958	$4,936
Ratio of net charge-offs during the period to average loans outstanding during the period	N/M	N/M
Allowance for loan losses as a percentage of total loans at end of period	0.93%	0.99%
——————
N/M – not meaningful

Back to Index

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
It is generally the Corporation’s policy to discontinue interest accruals once a loan is past due as to interest or principal payments for a period of ninety days. When a loan is placed on non-accrual status, interest accruals cease and uncollected accrued interest is reversed and charged against current income. Payments received on non-accrual loans are applied against principal. A loan may be restored to an accruing basis when it again becomes well secured and all past due amounts have been collected. Accruing loans past due 90 days or more are generally well secured and in the process of collection.
Non-performing and Past Due Loans, OREO
Non-performing loans include non-accrual loans and troubled debt restructuring. Non-accrual loans represent loans on which interest accruals have been suspended. It is the Corporation’s general policy to consider the charge-off of loans when they become contractually past due ninety days or more as to interest or principal payments or when other internal or external factors indicate that collection of principal or interest is doubtful. Troubled debt restructurings represent loans on which a concession was granted to a borrower, such as a reduction in interest rate, which is lower than the current market rate for new debt with similar risks. At March 31, 2007 and 2006 the Corporation did not have any other real estate owned (OREO) or troubled debt restructuring.
The following table sets forth, as of the dates indicated, the amount of the Corporation’s non-accrual loans, accruing loans past due 90 days or more and other real estate owned. The Corporation had no restructured loans on any of such dates.
Non-Performing Assets

(dollars in thousands)	March 31, 2007	December 31, 2006	March 31, 2006

Non-accrual loans	$1,207	$475	$384
Trouble debt restructuring	—	—	—
Other real estate owned	—	—	—
Total non-performing assets	1,207	475	384
Accruing loans past due 90 days or more	—	225	—
Total non-performing assets and accruing loans past due 90 days or more	$1,207	$700	$384
The Corporation had non-performing assets of $1.2 million at March 31, 2007, as compared with $475,000 at December 31, 2006 and $384,000 at March 31, 2006.
The increase in non-accrual loans of $732,000 at March 31, 2007 from December 31, 2006 was primarily related to the failure by a commercial mortgage borrower to meet a payment schedule and personal bankruptcy by residential and home equity borrowers and included a commercial mortgage, residential mortgage and a home equity loan. All of these loans are secured by real estate. In 2006 non-accrual loans decreased to $384,000 from $387,000 reported at December 31, 2005. The accruing loans past due 90 days or more at December 31, 2006 consisted of one real estate secured commercial loan.
Other known “potential problem loans” (as defined by SEC regulations) as of March 31, 2007 have been identified and internally risk rated as other assets especially mentioned or substandard. Such loans amounted to $1.3 million, $2.1 million and $1.5 million at March 31, 2007, December 31, 2006, and March 31, 2006 respectively. The Corporation has no foreign loans.

Back to Index

At March 31, 2007, other than the loans set forth above, the Corporation is not aware of any loans which present serious doubts as to the ability of its borrowers to comply with present loan repayment terms and which are expected to fall into one of the categories set forth in the tables or descriptions above.
In general, it is the policy of management to consider the charge-off of loans at the point they become past due in excess of 90 days, with the exception of loans that are secured by cash or marketable securities or mortgage loans, which are in the process of foreclosure.
Other Income
The following table presents the principal categories of other income.

	Three Months Ended March 31,
(dollars in thousands)	2007	2006	Amount Increase (Decrease)	Percent Change

Service charges, commissions and fees	$419	$438	$(19)	(4.34)
Other income	117	119	(2)	(1.68)
Annuity & Insurance	63	52	11	21.15
Bank owned life insurance	223	181	42	23.20
Net gain/ (loss) on securities sold	588	(3,655)	4,243	N/M
Total other income	$1,410	$(2,865)	$4,275	149.22
——————
N/M – not meaningful
For the three-month period ended March 31, 2007, other income, exclusive of net gains/(losses) on securities sold, increased $32,000 or 4.05 percent from the comparable quarter of 2006. Other income, including net gains/ (losses) on securities sold, increased $4.3 million for the first quarter 2007 compared with the comparable quarter in 2006. The increase in total other income for the period resulted from the increased gains on securities sold and increased annuity and insurance sales fees, while service charges decreased. The decline in service charges, commissions and fees was a result of a decline in fees related to overdrafts. Other income, exclusive of net gains/(loss) on securities sold, represents a non-GAAP Financial measure. The Corporation has provided a reconciliation and believes that this approach allows greater comparability than would be available if the non-GAAP financial measure were not utilized.
For the three-month period ended March 31, 2007, the Corporation recorded a gain of $588,000 on securities sold from the available-for-sale investment portfolio compared to a net loss of $3,655,000 for the three-month period ended March 31, 2006. The gains from sales in the first quarter of 2007 were made in the ordinary course of business. The sales in March 2006 were made as part of the Company’s decision to deleverage its statement of condition to improve the Company’s interest rate profile. The proceeds from the sales were used to pay down borrowings as part of that restructuring transaction.
Other Expense
The following table presents the principal categories of other expense during the three months ended March 31, 2007 and 2006.

	Three Months Ended March 31,
(dollars in thousands)	2007	2006	Amount Increase (Decrease)	Percent Change

Salaries and employee benefits	$3,142	$3,282	$(140)	(4.27)
Occupancy, net	723	606	117	19.31
Premises and equipment	462	448	14	3.13
Stationery and printing	159	211	(52)	(24.64)
Marketing and advertising	163	114	49	42.98
Computer	165	196	(31)	(15.82)
Other	1,614	1,344	270	20.09
Total other non-interest expense	$6,428	$6,201	$227	3.66

Back to Index

For the three months ended March 31, 2007, total other expenses increased $227,000 or 3.66 percent over the comparable three months ended March 31, 2006.
The increases for the period are primarily related to the increases in occupancy and bank premise expense and other operating expenses, offset in part by a decline of $140,000 in salary and benefit expense as compared to the comparable period in 2006. The Corporation’s ratio of other expenses (annualized) to average assets increased to 2.46 percent in the first three months of 2007 from 2.27 percent for the first three months of 2006.
Salaries and employee benefits decreased $140,000 or 4.27 percent for the three months ended March 31, 2007 as compared to the comparable three-month period ended March 31, 2006. This decrease is primarily attributable to costs associated with a decline in staffing levels, offset in part by certain merit and promotional pay increases. Salary and benefit expense for the three months ended March 31, 2007 includes compensation expense of $23,708 for share-based payments pursuant to FASB 123R as well as $5,517 associated with the settlement of a pension curtailment resulting from the reduction in workforce. Staffing levels decreased to 187 full-time equivalent employees at March 31, 2007 as compared to 204 full-time equivalent employees at March 31, 2006. In March 2007 the Company reduced its overall staffing level by approximately 10% through attrition, layoffs and voluntary resignations, and took a one-time, pre-tax charge of approximately $140,000 in the first quarter of 2007 related to termination benefits. The Corporation expects these initiatives to reduce salary and benefit expenses by $1.1 million annually and expects to reach that annualized run rate of savings by the end of the first quarter of 2008. This projection represents a forward-looking statement under the Private Securities Litigation Reform Act of 1995. Actual results could differ materially as a result of unanticipated needs for additional personnel or other unanticipated factors.
For the three months ended March 31, 2007, occupancy and premises expenses increased $131,000 or 12.43 percent over the comparable three-month period in 2006. The increase in occupancy and equipment expenses reflects higher operating costs (utilities, rent, real-estate taxes and general repair and maintenance) of the Corporation’s expanded facilities, as well as depreciation expense associated with the expanded bank facilities, which includes the new Boonton /Mountain Lakes office opened in October 2006.
Stationery and printing expense for the three months ended March 31, 2007 decreased $52,000 or 24.64 percent over the comparable period in 2006 due to a decline in expense related to marketing and advertising printing materials. Marketing and advertising expense increased by $49,000 or 43.0 percent compared to the three-month period ended March 31, 2006 due to increased media and advertising.
Computer expense for the three-month period ended March 31, 2007 decreased $31,000 or 15.82 percent compared to the comparable quarter of 2006 due to a decrease in fees for ADP payroll and other computer services .
Other expense for the first quarter of 2007 totaled $1.6 million, an increase of $270,000 or 20.09% over the comparable period in 2006. The increase is such expense was primarily attributable to higher levels of postage and freight, legal, professional and consulting fees and loan appraisal fees.
Provision for Income Taxes
For the quarter ended March 31, 2007, the Corporation recorded an income tax benefit of $706,000, as compared with a tax benefit of $1.6 million for the quarter ended March 31, 2006. In the 2006 period, the Corporation recognized a pre-tax net loss on securities sales of $3.7 million. In the 2007 period, the tax benefit resulted in part from change in the Corporation’s business entity structure, which led to the recognition of a $407,000 tax benefit. The effective tax rates for the Corporation for the respective quarterly periods ended March 31, 2007  and 2006 were (117.1) percent and (60.0) percent, respectively. The effective tax rate continues to be less than the combined statutory Federal tax rate of 34 percent and the New Jersey State tax rate of 9 percent. The Corporation adjusts its expected annual tax rate on a quarterly basis based on the current projections of non-deductible expenses, tax- exempt interest income, increase in the cash surrender value of bank owned life insurance and pre-tax net earnings.
Tax-exempt interest income on a fully tax equivalent basis decreased by $174,000, or 10.39 percent, from the first quarter of 2007 to the comparable period in 2006. The Corporation recorded income related to the cash surrender value of bank owned life insurance as a component of other income in the amount of $223,000 in 2007 and $181,000 in 2006.

The Corporation has adopted the provisions of FASB Interpretation No.48 “Accounting for Uncertainty in Income taxes” on January 1, 2007. As a result of the implementation of Interpretation 48, the Corporation did not recognize an increase in the liability for unrecognized tax benefits to the provision for income taxes. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:
Included in the balance at March 31, 2007 are $1.4 million of tax positions an increase from $1.1 million at December 31, 2006 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.
The total unrecognized benefits, that, if recognized would affect the effective tax rate was $1.4 million. Because of the impact of deferred tax accounting, to other than interest and penalties, the disallowance of the shorter deductibility periods would not only affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.
Recent Accounting Pronouncements
Note 4 of the Consolidated Financial Statements discusses new accounting policies adopted by the Corporation during 2007 and the expected impact of accounting policies recently issued or proposed but not yet required to be adopted. To the extent the adoption of new accounting standards materially affects financial condition, results of operations or liquidity, the impacts are discussed in the applicable sections of this financial review and notes to the consolidated financial statements.
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
SFAS No. 159
In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115 (SFAS159). SFAS159 provides all entities with the option of reporting selected financial assets and liabilities at fair value. The objective of SFAS 159 is to improve financial reporting by providing opportunities to mitigate volatility in earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Most of the provisions in this statement apply only to entities which elect SFAS 159. However the amendment to FASB Statement No. 115, Accounting for Certain Investment in Debt and Equity Securities, applies to entities with available for sale and trading securities, and requires an entity to present separately fair value and non-fair value securities. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, Fair Value Measurements. The Corporation has not determined the effect of adopting SFAS 159 on its consolidated financial condition, results of operations or cash flows.
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

Back to Index

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
At March 31, 2007, the Corporation reflects a negative interest sensitivity gap (or an interest sensitivity ratio of .60:1.00) at the cumulative one-year position. During all of 2006 and 2005, the Corporation had a negative interest sensitivity gap. The rising rates and a flattening of the yield curve during 2006 affected net interest margins. Based on management’s perception that interest rates will continue to be volatile, projected increased levels of prepayments on the earning-asset portfolio and the current level of interest rates, emphasis has been, and is expected to continue to be, placed on interest-sensitivity matching with the objective of stabilizing the net interest spread during 2007. However, no assurance can be given that this objective will be met.
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

Back to Index

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
Liquidity is measured and monitored for the Corporation’s bank subsidiary, Union Center National Bank (the “Bank”). The Corporation reviews its net short-term mismatch. This measures the ability of the Corporation to meet obligations should access to Bank dividends be constrained. At March 31, 2007, the Parent Corporation had $682,000 in cash and short-term investments compared to $11.8 million at March 31, 2006. The change in cash at the Parent Corporation level was due in part to the use of funds for the Corporation’s common stock buyback program and the redemption of $10.3 million of subordinated debt. Expenses at the Parent Corporation are moderate and management believes that the Parent Corporation has adequate liquidity to fund its obligations.
Certain provisions of long-term debt agreements, primarily subordinated debt, prevent the Corporation from creating liens on, disposing of or issuing voting stock of subsidiaries. As of March 31, 2007 the Corporation was in compliance with all covenants and provisions of these agreements.
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
Anticipated cash-flows at March 31, 2007, projected to April 1, 2008, indicates that the Bank’s liquidity should remain strong, with an approximate projection of $278.7 million in anticipated cash flows over the next twelve months. This projection represents a forward-looking statement under the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from this projection depending upon a number of factors, including the liquidity needs of the Bank’s customers, the availability of sources of liquidity and general economic conditions.
Deposits
Total deposits decreased to $722.6 million on March 31, 2007 from $726.8 million at December 31, 2006 and increased from $652.4 million at March 31, 2006. The $70.2 million increase or 10.74 percent from March 2006 was attributable to the increase in deposits generated from the new Ultimate money market and checking product line.
Total non-interest-bearing deposits decreased from $136.4 million at December 31, 2006 to $128.7 million at March 31, 2007, a decrease of $7.7 million or 5.68 percent. The decline is attributable to fluctuations in business activity. Interest bearing demand, savings and time deposits increased $128.7 million at March 31, 2007 as compared to $386.7 million, at 2006. The increase primarily reflected the change that occurred as a result of the new Ultimate money market and checking deposit product. Such deposits increased $128.7 million for the three month period ended March 31, 2007 as compared to March 31, 2006. During the three months ended March 31, 2007 as compared to the comparable period in 2006, the Corporation experienced a shift in its deposit mix to more costly interest-bearing deposits, driven by the changes that occurred in interest rates. In 2007, the Corporation introduced a new product line, “Ultimate” accounts, which comprised both money market and checking products. Time deposits $100,000 and over decreased $5.2 million to $78.4 million for the three month period ended March 31, 2007.
The Corporation derives a significant proportion of its liquidity from its core deposit base. For the three-month period ended March 31, 2007, core deposits, comprised of total demand deposits, savings and money market accounts, increased by $100.5 million or 23.4 percent from March 31, 2006 to $528.8 million at March 31, 2007. At March 31, 2007, core deposits were 73.18 percent of total deposits compared to 72.6 percent at year-end 2006. Alternatively, the Corporation uses a more stringent calculation for the management of its liquidity positions internally which consists of total demand and savings accounts (excluding money market accounts greater than $100,000) and excludes time deposits as part of core deposits as a percentage of total deposits. This number represented 50.2 percent of total deposits at March 31, 2007 as compared with 48.6 percent at March 31, 2006.

Back to Index

More volatile rate sensitive deposits, concentrated in certificates of deposit $100,000 and greater, decreased to 10.8 percent of total deposits at March 31, 2007 from 19.0 percent at March 31, 2006. This change was due primarily to increased rates and enhanced market competition for certificates of deposit $100,000 and greater in 2007 compared to 2006. As such, the Corporation elected to continue to reduce its reliance on this segment of deposits in the current rate environment.
Core Deposit Mix
The following table depicts the Corporation’s core deposit mix at March 31, 2007 and 2006.

	March 31,				Net Change Volume 2007 vs. 2006
	2007		2006
	Amount	Percentage	Amount	Percentage
	(Dollars in Thousands)
Demand Deposits	$128,703	35.4	$141,090	44.5	$(12,387)
Interest-Bearing Demand	131,337	36.2	89,870	28.4	41,467
Regular Savings	53,856	14.8	68,511	21.6	(14,655)
Money Market Deposits under $100	49,203	13.6	17,477	5.5	31,726
Total core deposits	$363,099	100.0	$316,948	100.0	$46,151
Total deposits	$722,648		$652,401		70,247
Core deposits to total deposits	50.2%		48.6%
Short-Term Borrowings
Short-term borrowings can be used to satisfy daily funding needs. Balances in those accounts fluctuate on a day-to-day basis. The Corporation’s principal short-term funding sources are Federal funds purchased and securities sold under agreement to repurchase. Average short-term borrowings, including federal funds purchased, during the first quarter of 2007 amounted to approximately $100.9 million, an increase of $7.4 million or 7.92 percent from the first quarter of 2006.
The following table is a summary of securities sold under repurchase agreements for the three-month periods ended.

	March 31,
	2007	2006

Securities sold under repurchase agreements:
Average interest rate:
At quarter end	4.22%	3.50%
For the quarter	4.16%	3.35%
Average amount outstanding during the quarter:	$100,864	$93,465
Maximum amount outstanding at any month end:	$107,278	$103,447
Amount outstanding at quarter end:	$107,278	$103,447
Operating, Investing and Financing Cash Flow
The consolidated statements of cash flows present the changes in cash and cash equivalents from operating, investing and financing activities. During the three months ended March 31, 2007, cash and cash equivalents (which increased overall by $10.3 million) were provided (on a net basis) by investing activities in the amount of approximately $7.2 million, primarily from decrease in loans offset in part with securities purchases, and in financing activities in the amount of approximately $3.4 million, primarily due an increase in short term borrowings of $9.8 million. Cash provided for the period was offset in part by $391,000 of net cash used in operating activities. At March 31, 2007, the Corporation had $5.9 million of commitments to settle sales of securities under trade date accounting. The receivable is recorded in other assets.
In comparison, the consolidated statements of cash flows for the three months ended March 31, 2006, cash and cash equivalents (which increased overall by $2.6 million) were provided (on a net basis) by operating activities in the amount of approximately $1.7 million and investing activities in the amount of approximately $122.7 million, primarily due to $86.6 million in proceeds from the sale of investment securities available for sale and another

Back to Index

$28.8 million in proceeds from maturing investment securities available for sale. Cash provided for the period was offset by financing activities consisting of decreases in deposits of $48.2 million, borrowings of $30.2 million and payments on Federal Home Loan Bank advances of $42.1 million.
Stockholders’ Equity
Total stockholders’ equity amounted to $98.2 million or 9.36 percent of total assets at March 31, 2007, compared to $97.6 million or 9.28 percent of total assets at December 31, 2006. The change in stockholders’ equity at March 31, 2007 reflects, among other things, the impact of the recording of a pension curtailment associated with the reduction in workforce under which the Corporation recorded a $98,000 net of tax charge to the other comprehensive income component of stockholders’ equity. Book value per common share was $7.06 at March 31, 2007, compared to $6.97 at March 31, 2006. Tangible book value (i.e., total stockholders’ equity less goodwill and other intangible assets) per common share was $5.81 at March 31, 2007, and $5.76 at December 31, 2006, and $5.74 at March 31, 2006. Tangible book value is a non-GAAP financial measure and represents total stockholders’ equity less goodwill and other intangible assets, calculated on a per common share basis. The Corporation has provided a reconciliation by also reporting its total book value per share. The Corporation believes that a disclosure of tangible book value per share may be helpful for those investors who seek to evaluate the Corporation’s book value per share without giving effect to goodwill and other intangible assets.
The Corporation had no share repurchases of common stock during the first quarter of 2007 or in the comparable quarter of 2006 under its buy back program. The Corporation has repurchased a total of 343,253 common shares during the twelve-months ended December 31, 2006 at an average cost per share of $11.38 per share. At March 31, 2007, there were 362,139 shares still available for repurchase under the Corporation’s stock buyback program.
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
Risk-Based Capital/Leverage
The Tier I leverage capital at March 31, 2007 (defined as tangible stockholders’ equity for common stock and Trust Preferred Capital Securities) amounted to $89.0 million or 8.49 percent of total assets. At March 31, 2007, the Corporation’s Tier I leverage risk-based capital amounted to $89.0 million or 8.65 percent of average total assets.
Tier I capital excludes the effect of SFAS No. 115, which amounted to $2.2 million of net unrealized losses, after tax, on securities available-for-sale (reported as a component of accumulated other comprehensive income which is included in stockholders’ equity), $815,000 of net unrealized losses related to the adoption of FASB No. 158, and goodwill and intangible assets of $17.3 million as of March 31, 2007. For information on goodwill and intangible assets, see Note 2 to the Consolidated Financial Statements.
United States bank regulators have issued guidelines establishing minimum capital standards related to the level of assets and off balance-sheet exposures adjusted for credit risk. Specifically, these guidelines categorize assets and off balance-sheet items into four risk-weightings and require banking institutions to maintain a minimum ratio of capital to risk-weighted assets.
At December 31, 2006, the Corporation’s Tier 1 and total risk-based capital ratios were 13.49 percent and 14.24 percent, respectively. These ratios are well above the minimum guidelines of capital to risk-adjusted assets in effect as of March 31, 2007.
The foregoing capital ratios are based in part on specific quantitative measures of assets, liabilities and certain off-statement of condition items as calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by the bank regulators regarding capital components, risk weightings and other factors. As of March 31 2007, management believes that each of the Bank and the Parent Corporation meet all capital adequacy requirements to which it is subject.

Back to Index

Subordinated Debentures
On December 19, 2003, Center Bancorp Statutory Trust II, a statutory business trust and wholly-owned subsidiary of Center Bancorp, Inc., issued $5.0 million of, MMCapS capital securities to investors due on January 23, 2034.
The capital securities presently qualify as Tier I capital. The trust loaned the proceeds of this offering to the Corporation and received in exchange $5.2 million of the Parent Corporation’s subordinated debentures. The subordinated debentures are redeemable in whole or part, prior to maturity but after January 23, 2009. The floating interest rate on the subordinated debentures is three-month LIBOR plus 2.85% and reprices quarterly. The rate at March 31, 2007 was 8.21%.
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
This “Looking Forward” description constitutes a forward-looking statement under the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from those projected in the Corporation’s forward-looking statements due to numerous known and unknown risks and uncertainties, including the factors referred to in this quarterly report and in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006.

Back to Index

Item 3. Qualitative and Quantitative Disclosures about Market Risks
Market Risk
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
The Corporation monitors the impact of changes in interest rates on its net interest income using several tools. One measure of the Corporation’s exposure to differential changes in interest rates between assets and liabilities is the Corporation’s analysis of its interest rate sensitivity. This test measures the impact on net interest income and on net portfolio value of an immediate change in interest rates in 100 basis point increments. Net portfolio value is defined as the net present value of assets, liabilities and off-statement of condition contracts.
The primary tool used by management to measure and manage interest rate exposure is a simulation model. Use of the model to perform simulations reflecting changes in interest rates over one and two-year time horizons has enabled management to develop and initiate strategies for managing exposure to interest rate risk. In its simulations, management estimates the impact on net interest income of various changes in interest rates. Projected net interest income sensitivity to movements in interest rates is modeled based on a ramped rise and fall in interest rates based on a parallel yield curve shift over a 12 month time horizon an then maintained at those levels over the remainder of the model time horizon, which provides a rate shock to the two year period and beyond. The model is based on the actual maturity and repricing characteristics of interest-rate sensitive assets and liabilities. The model incorporates assumptions regarding earning-asset and deposit growth, prepayments, interest rates and other factors.
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
Based on the results of the interest simulation model as of March 31, 2007, and assuming that management does not take action to alter the outcome, the Corporation would expect an increase of 8.21 percent in net interest income if interest rates decreased 200 basis points from the current rates in a change as noted above over a 12-month period. In a rising rate environment, based on the results of the model as of March 31, 2007, the Corporation would expect a decrease of 8.25 percent in net interest income if interest rates increased by 200 basis points from current rates in a gradual change over a twelve month period.
The rising rates and a flattening of the yield curve during 2007 affected net interest margins. Based on management’s perception that interest rates will continue to be volatile, projected increased levels of prepayments on the earning-asset portfolio and the current level of interest rates, emphasis has been, and is expected to continue to be, placed on interest-sensitivity matching with the objective of stabilizing the net interest spread during 2007. However, no assurance can be given that this objective will be met.
Equity Price Risk
We are also exposed to equity price risk inherent in our portfolio of publicly traded equity securities, which had an estimated fair value of $3.7 million at March 31, 2007 and $4.0 million at March 31, 2006. We monitor our equity investments for impairment on a periodic basis. In the event that the carrying value of the equity investment exceeds its fair value, and we determine the decline in value to be other than temporary, we reduce the carrying value to its current fair value.

Back to Index

Item 4. Controls and Procedures
a) Disclosure controls and procedures. As of the end of the Corporation’s most recently completed fiscal quarter covered by this report, the Corporation carried out an evaluation, with the participation of the Corporation’s management, including the Corporation’s chief executive officer and chief financial officer, of the effectiveness of the Corporation’s disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-15. Based upon that evaluation, the Corporation’s chief executive officer and chief financial officer concluded that the Corporation’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Corporation in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.
b) Changes in internal controls over financial reporting: There have been no changes in the Corporation’s internal controls over financial reporting that occurred during the Corporation ‘s last fiscal quarter to which this report relates that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
As of March 31, 2007, the Corporation has purchased 345,253 common shares at an average cost per share of $11.38 under the stock buyback program amended on March 27, 2006 for the repurchase of up to 705,392 shares of the Corporation’s outstanding common stock. The repurchased shares were recorded as Treasury Stock, which resulted in a decrease in stockholder’s equity. During the three-months ended March 31, 2007 there were no shares repurchased.
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

Back to Index

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf, by the undersigned, thereunto duly authorized.

CENTER BANCORP, INC.

By:	/s/ ANTHONY C. WEAGLEY
Anthony C. Weagley, Treasurer (Chief Financial Officer)
Date: May 9, 2007