Form 10-Q
period 2007-06-30
CENTER BANCORP INC
filed 2007-08-09
CIK 712771

UNITED STATES OF AMERICA
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2007
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” (in Rule 12b-12 of the Exchange Act).

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ NO ☒

Common Stock, No Par Value:	13,912,972
(Title of Class)	(Outstanding at July 31, 2007)

i

PART I – FINANCIAL INFORMATION

The following unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and, accordingly, do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2007, or for any other interim period. The Center Bancorp, Inc. 2006 Annual Report on Form 10-K should be read in conjunction with these statements.

Item 1. Financial Statements

CENTER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CONDITION

(Dollars in Thousands)	June 30, 2007	December 31, 2006
	(Unaudited)
ASSETS
Cash and due from banks	$24,363	$34,088
Federal funds sold and securities purchased under agreement to resell	0	10,275
Total cash and cash equivalents	24,363	44,363
Investment securities available-for-sale	249,625	250,603
Investment securities held to maturity (approximate market value of $114,311 in 2007 and $130,900 in 2006)	116,599	131,130
Total investment securities	366,224	381,733
Loans, net of unearned income	533,675	550,414
Less — Allowance for loan losses	4,974	4,960
Net Loans	528,701	545,454
Restricted investment in bank stocks, at cost	8,299	7,805
Premises and equipment, net	18,400	18,829
Accrued interest receivable	4,880	4,932
Bank owned life insurance	21,822	21,368
Other Assets	11,677	9,588
Goodwill and other intangible assets	17,256	17,312
Total assets	$1,001,622	$1,051,384
LIABILITIES
Deposits:
Non-interest bearing	$127,797	$136,453
Interest-bearing
Time deposits $100 and over	67,720	83,623
Interest-bearing transactions, savings and time deposits $100 and less	482,494	506,695
Total deposits	678,011	726,771
Overnight Federal funds and securities sold under agreement to repurchase	50,992	29,443
Short-term borrowings	26,326	2,000
Long-term borrowings	139,521	174,991
Subordinated debentures	5,155	5,155
Accounts payable and accrued liabilities	5,804	15,411
Total liabilities	905,809	953,771
STOCKHOLDERS’ EQUITY
Preferred Stock, no par value:
Authorized 5,000,000 shares; none issued	—	—
Common stock, no par value:
Authorized 20,000,000 shares; issued 15,190,984 shares at June 30, 2007 and December 31, 2006; outstanding 13,910,450 shares at June 30, 2007 and December 31, 2006, respectively	86,902	77,130
Additional paid in capital	4,599	4,535
Retained earnings	16,080	25,989
Treasury stock, at cost (1,280,534 shares in 2007 and 2006)	(6,631)	(6,631)
Accumulated other comprehensive loss	(5,137)	(3,410)
Total stockholders’ equity	95,813	97,613
Total liabilities and stockholders’ equity	$1,001,622	$1,051,384

CENTER BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Income

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in Thousands, Except Per Share Data)	2007	2006	2007	2006
	(unaudited)		(unaudited)
Interest income:
Interest and fees on loans	$8,274	$7,777	$16,627	$15,138
Interest and dividends on investment securities:
Taxable interest income	3,259	3,912	6,954	8,401
Non-taxable interest income	789	1,010	1,607	2,026
Dividends	366	214	727	569
Interest on Federal funds sold and securities purchased under agreement to resell	256	141	481	151
Total interest income	12,944	13,054	26,396	26,285
Interest expense:
Interest on certificates of deposit $100 or more	785	1,354	1,890	2,703
Interest on other deposits	4,484	2,819	8,750	4,889
Interest on borrowings	2,450	2,573	4,910	5,985
Total interest expense	7,719	6,746	15,550	13,577
Net interest income	5,225	6,308	10,846	12,708
Provision for loan losses	100	0	100	0
Net interest income after provision for loan losses	5,125	6,308	10,746	12,708
Other income:
Service charges, commissions and fees	436	449	855	887
Other income	110	91	227	210
Annuity and insurance	60	53	123	105
Bank owned life insurance	230	203	453	384
Net Gain (loss) on securities sold	341	77	929	(3,578)
Total other income (loss)	1,177	873	2,587	(1,992)
Other expense:
Salaries and employee benefits	2,834	3,037	5,976	6,319
Occupancy, net	629	521	1,352	1,127
Premises and equipment	436	467	898	915
Professional and consulting	599	221	1,138	554
Stationery and printing	115	178	274	389
Marketing and advertising	109	187	272	301
Computer expense	148	169	313	364
Other	1,186	986	2,261	1,998
Total other expense	6,056	5,766	12,484	11,967
Income (loss) before income tax expense (benefit)	246	1,415	849	(1,251)
Income tax expense (benefit)	(771)	43	(1,477)	(1,556)
Net income	$1,017	$1,372	$2,326	$305
Earnings per share:
Basic	$0.07	$0.10	$0.17	$0.02
Diluted	$0.07	$0.10	$0.17	$0.02
Weighted average common shares outstanding:
Basic	13,910,450	13,940,396	13,910,450	14,023,232
Diluted	13,962,934	14,020,835	13,956,672	14,094,583

All common share and per common share amounts have been adjusted to reflect the 5 percent stock dividend declared on March 29, 2007 payable on June 1, 2007.

CENTER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in Thousands, Except Per Share Data)	Common Stock Amount	Additional Paid In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance, December 31, 2005	$77,130	$3,787	$26,915	$(3,701)	$(4,642)	$99,489
Cash dividends declared ($0.171 per share)			(2,411)			(2,411)
Issuance of common stock			(11)			(11)
Exercise of stock option		51		32		83
Purchase of treasury stock				(2,573)		(2,573)
Stock based compensation		74				74
Net income			305			305
Other comprehensive (loss)					(738)	(738)
Balance, June 30, 2006	$77,130	$3,912	$24,798	$(6,242)	$(5,380)	$94,218
Balance, December 31, 2006	$77,130	$4,535	$25,989	$(6,631)	$(3,410)	$97,613
Cash dividends declared ($0.171 per share)			(2,453)			(2,453)
5 percent stock dividend	9,772		(9,772)			—
Issuance of common stock			(10)			(10)
Stock based compensation		64				64
Net income			2,326			2,326
Other comprehensive (loss)					(1,727)	(1,727)
Balance, June 30, 2007	$86,902	$4,599	$16,080	$(6,631)	$(5,137)	$95,813

CENTER BANCORP, INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
(Dollars in Thousands)	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,326	$305
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and amortization	835	883
Provision for loan losses	100	—
Stock-based compensation expense	64	74
Net (gains) losses on sale of investment securities available-for-sale	(355)	3,578
Net (gains) on calls/sale of investment securities held to maturity	(574)	—
Decrease in accrued interest receivable	52	950
Increase in other assets	(2,089)	(66)
Decrease in other liabilities	(427)	(1,078)
Increase in cash surrender value of bank owned life insurance	(453)	(384)
Amortization of premium and accretion of discount on investment securities, net	79	155
Net cash (used in) provided by operating activities	(443)	4,417
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of investment securities available-for-sale	119,845	102,592
Proceeds from maturities, calls and paydowns of securities held to maturity	7,098	4,200
Net (purchases) sales of restricted investment in bank stock	(494)	4,003
Proceeds from sales of investment securities available-for-sale	41,264	105,261
Proceeds from calls/sales of investment securities held to maturity	9,937	—
Purchase of securities available-for-sale	(170,692)	(125,394)
Purchase of securities held to maturity	(2,000)	—
Net decrease (increase) in loans	16,653	(24,826)
Property and equipment expenditures, net	(350)	(903)
Purchase of bank owned life insurance	—	(2,000)
Net cash provided by investing activities	21,261	62,933
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in deposits	(48,760)	72,362
Net increase (decrease) in short-term borrowings	21,599	(39,720)
Payment on FHLB advances	(11,194)	(67,188)
Dividends paid	(2,453)	(2,411)
(Expense) proceeds from issuance of common stock	(10)	72
Purchase of treasury stock	—	(2,573)
Net cash used in financing activities	(40,818)	(39,458)
Net (decrease) increase in cash and cash equivalents	(20,000)	27,892
Cash and cash equivalents at beginning of year	44,363	19,343
Cash and cash equivalents at end of year	$24,363	$47,235
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during year for:
Interest paid on deposits and borrowings	$15,766	$13,044
Income taxes	$319	$108

CENTER BANCORP, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements of Center Bancorp, Inc. (the “Parent Corporation”) are prepared on the accrual basis and include the accounts of the Parent Corporation and its wholly owned subsidiary, Union Center National Bank (the “Bank” and collectively with the Parent Corporation and the Parent Corporation’s other direct and indirect subsidiaries, the “Corporation”). All significant inter-company accounts and transactions have been eliminated from the accompanying consolidated financial statements.

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

Other Real Estate Owned

Other real estate owned (“OREO”), representing property acquired through foreclosure and held for sale, are initially recorded at fair value less cost to sell at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosures, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell. Costs relating to holding the assets are charged to expenses.

Mortgage Servicing

The Corporation performs various servicing functions on loans owned by others. A fee, usually based on a percentage of the outstanding principal balance of the loan, is received for those services. At June 30, 2007 and December 31, 2006, the Corporation was servicing approximately $12.8 million and $13.4 million, respectively, of loans for others.

The Corporation accounts for its transfers and servicing of financial assets in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” The Corporation originates mortgages under plans to sell those loans and service the loans owned by the investor. The Corporation records mortgage servicing rights and the loans based on relative fair values at the date of sale. The balance of mortgage servicing rights at June 30, 2007 and December 31, 2006 are immaterial to the Corporation’s consolidated financial statements.

Loans Held for Sale

Mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregated costs or estimated fair value. Gains and losses on sales of loans are also accounted for in accordance with SFAS No. 134 “Accounting for Mortgage Securities retained after Securitizations or Mortgage Loans Held for Sale by a Mortgage Banking Enterprise.” At June 30, 2007, the Corporation held $305,600 in loans for sale and at December 31, 2006 had approximately $1.5 million in loans held for sale.

Employee Benefit Plans

The Corporation has a non-contributory pension plan covering all eligible employees. The Corporation’s policy is to fund at least the minimum contribution required by the Employee Retirement Income Security Act of 1974. The costs associated with the plan are accrued based on actuarial assumptions and included in non-interest expense.

The Corporation follows the disclosure provisions of SFAS No. 132 “Employer’s Disclosures about Pensions and Other Post Retirement Benefits” which was revised in December 2004. SFAS No. 132, as revised, required additional employers’ disclosures about pension and other post retirement benefit plans after December 31, 2004. Certain disclosures related to estimated future benefit payments are effective for fiscal years ended after June 15, 2005. Net pension expense consists of service costs, interest cost, return on pension assets and amortization of unrecognized initial net assets.

SFAS No. 158

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — An Amendment of FASB No. 87, 88, 106 and 132(R)” (“SFAS 158”). SFAS 158 requires that the funded status of defined benefit postretirement plans be recognized on the

CENTER BANCORP, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Summary of Significant Accounting Policies  – (continued)

Corporation’s statement of condition, and changes in the funded status be reflected in other comprehensive income, effective for fiscal years ended after December 15, 2006. SFAS 158 also requires companies to measure the funded status of the plan as of the date of its fiscal year-end, effective for fiscal years ending after December 15, 2008. The Corporation expects to adopt the measurement provisions of SFAS 158 effective December 31, 2008. Based upon the December 31, 2006 statement of condition and pension disclosures, the impact of adopting SFAS 158 resulted in a pretax increase in the accumulated other comprehensive loss of $815,000.

Stock-Based Compensation

Effective January 1, 2006, the Corporation adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123R using the modified prospective transition method and therefore has not restated results for prior periods. Under this transition method, stock-based compensation expense for the twelve-months ended December 31, 2006 includes compensation expense for all stock-based compensation awards granted, but not yet vested, as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 “Accounting for stock-based compensation”. The stock-based compensation expense for all stock-based compensation awards granted after that date is based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. The Corporation will recognize these expenses on a straight-line method over the requisite service period of the stock award, which is the vesting term. Prior to the adoption of SFAS No. 123R, the Corporation recognized stock-based compensation expense in accordance with APB Opinion No. 25. Prior to the adoption of SFAS No. 123R, the Corporation presented all tax benefits of deductions resulting from the exercise of stock options or the issuance of shares under other stock based compensation programs as operating cash flows in the statement of cash flows. SFAS No. 123 requires the cash flows resulting from the tax benefits of deductions in excess of the compensation cost be recognized for stock-based awards to be classified as financing cash flows. In March of 2005, the Securities and Exchange Commission (the “SEC”) issued a Staff Accounting Bulletin No. 107 (“SAB 107”) regarding the SEC’s interpretation of SFAS No. 123R and the valuation of share-based payments for public companies. The Corporation has applied the provisions of SAB 107 in its adoption of SFAS No. 123R. See Note 2 of the consolidated financial statements for a further discussion.

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

Treasury Stock

The Corporation announced on March 27, 2006 that its Board of Directors approved an increase in its current share buyback program to 5 percent of outstanding shares, enhancing its current authorization by 425,825 shares. The total buyback authorization was increased to 705,392 shares. Repurchases may be made from time to time as, in the opinion of management, market conditions warrant, in the open market or in privately negotiated transactions. Shares repurchased will be added to the corporate treasury and will be used for future stock dividends and other issuances. As of June 30, 2007, Center Bancorp had 13.9 million shares of common stock outstanding. As of June 30, 2007, the Corporation has purchased 343,253 common shares at an average cost per share of $11.38 under the stock buyback program as amended on March 27, 2006. The repurchased shares were recorded as Treasury Stock, which resulted in a decrease in stockholders’ equity.

Treasury stock is recorded using the cost method and accordingly is presented as a reduction of stockholders’ equity.

CENTER BANCORP, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Summary of Significant Accounting Policies  – (continued)

Goodwill

Goodwill represents the excess of the cost of an acquisition over the fair value of net assets acquired. Goodwill is tested at least annually for impairment. No impairment of goodwill was recorded for the quarters ended June 30, 2007 and 2006.

Comprehensive Income

Total comprehensive income includes all changes in equity during a period from transactions and other events and circumstances from non-owner sources. The Corporation’s other comprehensive income is comprised of unrealized holding gains and losses on securities available-for-sale and an additional minimum pension liability.

Disclosure of comprehensive income for the six months ended June 30, 2007 and 2006 is presented in the Consolidated Statements of Changes in Stockholders’ Equity and presented in detail in Note 5.

Bank Owned Life Insurance

During 2001, the Corporation invested $12.5 million in Bank Owned Life Insurance (“BOLI”) to help offset the rising cost of employee benefits, and made subsequent investments in 2004 of $2.5 million and in 2006 of $2.0 million. The change in the cash surrender value of the BOLI was recorded as a component of other income and amounted to $453,000 for the first six months of 2007 and $384,000 in the comparable 2006 period.

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

Advertising Costs

The Corporation recognizes its marketing and advertising cost as incurred. Advertising costs were $272,000 and $301,000 for the six months ended June 30, 2007 and 2006, respectively.

Reclassifications

Certain reclassifications have been made in the consolidated financial statements for 2006 to conform to the classifications presented in 2007.

Note 2 — Stock Based Compensation

At June 30, 2007, the Corporation had four stock-based compensation plans, which are described more fully below. Through December 31, 2005, the Corporation accounted for those plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees, and related interpretations.”

Stock Option Plans

At June 30, 2007, the Corporation maintained two stock-based compensation plans from which new grants could be issued. The Corporation’s Stock Option Plans permit Parent Corporation common stock to be issued to key employees and directors of the Corporation and its subsidiaries. The options granted under the plans are intended to be either Incentive Stock Options or Non-qualified Options. Under the 1999 Employee Stock Incentive Plan, an aggregate of 228,151 shares remain available under the plan and are authorized for issuance. Under the 2004 Non-Employee Director Stock Option Plan an aggregate total of 453,534 shares remain. Such shares may be treasury shares, newly issued shares or a combination thereof.

CENTER BANCORP, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 — Stock Based Compensation  – (continued)

Options have been granted to purchase common stock principally at the fair market value of the stock at the date of grant. Options are exercisable starting one year after the date of grant and generally expire ten years from the date of grant.

The total compensation expense related to these plans was $64,847 and $73,552 for the six months ended June 30, 2007 and June 30, 2006, respectively. Prior to December 31, 2005, the Corporation accounted for those plans under the recognition and measurement provisions of APB 25. Accordingly, the Corporation generally recognized compensation expense only when it granted options with a discounted exercise price. As a result during that period, no stock-based employee compensation expense or any resulting compensation expense was recognized ratably over the associated service period, which was generally the option vesting term.

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

For the six months ended June 30, 2007, the Corporation’s income before income taxes and net income was reduced by $64,847 and $38,948, respectively, as a result of the compensation expense related to stock options. The increase to the loss for the six months ended June 30, 2006 was $73,552 before income taxes and $44,176 after tax.

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

There were 38,203 and 33,075 shares granted on June 1, 2007, and 2006, respectively. The fair value of share-based payment awards was estimated using the Black-Scholes option pricing model with the following assumptions and weighted average fair values:

	Stock Options	Stock Options
	Six-Months Ended June 30, 2007	Six-Months Ended June 30, 2006
Weighted average fair value of grants	$6.48	$5.53
Risk-free interest rate	4.92%	5.03%
Dividend yield	2.51%	2.70%
Expected volatility	47.4%	49.5%
Expected life in months	72	72

CENTER BANCORP, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 — Stock Based Compensation  – (continued)

Option activity under the principal option plans as of June 30, 2007 and changes during the six months ended June 30, 2007 were as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In Thousands)	(In Years)
Outstanding at December 31, 2006	340,850	$6.07 – 15.12		$1,584,857
Granted	38,203	$15.73
Exercised	—	—
Forfeited/cancelled/expired	15,464	$10.50 – 12.54	5.17	50,873
Outstanding at June 30, 2007	363,589	$6.07 – 15.73	9.06	$1,533,984
Exercisable at June 30, 2007	284,034	$6.07 – $15.12	5.17	$1,402,561

Restated for 5 percent common stock dividend.

The aggregate intrinsic value of options above represents the total pretax intrinsic value (the difference between the Parent Corporation’s closing stock price on the last trading day of the second quarter of fiscal 2007 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2007. This amount is based on the fair market value of the Corporation’s stock.

As of June 30, 2007, $477,776 of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 2.56 years.

Note 3 — Acquisitions

On March 16, 2007, the Parent Corporation announced that it signed a definitive merger agreement to acquire Beacon Trust Company, a privately held limited purpose trust company with $1.3 billion in managed assets based in Madison, New Jersey. Once completed, the transaction will introduce for the first time to the Corporation’s customers a full range of trust and investment services, including investment management, executorship, trusteeship, estate planning, pension and profit sharing, and custodian capabilities. The merger is expected to add to other income and diversify the Corporation’s earnings stream.

Terms of the transaction call for the Parent Corporation to acquire Beacon Trust for approximately $5.6 million in cash and an additional $4.7 million in stock, giving the transaction a total equity value of approximately $10.3 million. The companies expect to close the transaction during the third or fourth calendar quarter of 2007, contingent upon receiving regulatory and shareholder approvals.

Note 4 — Recent Accounting Pronouncements

SOP 07-1

In June 2007, the AICPA issued Statement of Position (“SOP”) No. 07-1, “Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies” (“SOP 07-1”). SOP 07-1 addresses when the accounting principles of the AICPA Audit and Accounting Guide Investment Companies must be applied by an entity and whether those accounting principles must be retained by a parent company in consolidation or by an investor in the application of the equity method of accounting. The SOP is effective for fiscal years beginning on or after December 15, 2007, with earlier application encouraged. The Corporation is evaluating the effect of adopting SOP 07-1 on its Consolidated Financial Statements.

CENTER BANCORP, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 — Recent Accounting Pronouncements  – (continued)

FSP FIN 46(R)-7

In May 2007, the FASB directed the FASB Staff to issue FASB Staff Position No. FIN 46(R)-7, “Application of FASB Interpretation No. 46(R) to Investment Companies” (“FSP FIN 46(R)-7”). FSP FIN 46(R)-7 makes permanent the temporary deferral of the application of the provisions of FIN 46(R) to unregistered investment companies, and extends the scope exception from applying FIN 46(R) to include registered investment companies. FSP FIN 46(R)-7 is effective upon adoption of SOP 07-1. The Corporation is evaluating the effect of adopting FSP FIN 46(R)-7 on its Consolidated Financial Statements.

FSP FIN 48-1

In May 2007, the FASB issued FASB Staff Position (“FSP”) FIN 48-1 “Definition of Settlement in FASB Interpretation No. 48” (FSP FIN 48-1). FSP FIN 48-1 provides guidance on how to determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. FSP FIN 48-1 is effective retroactively to January 1, 2007. The implementation of this standard did not have a material impact on its consolidated financial position or results of operations.

FIN 48

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (FIN 48), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that companies recognize in their financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Corporation adopted FIN 48 as of January 1, 2007.

The Corporation adopted the provisions of FIN 48 on January 1, 2007. The adoption of FIN 48 did not impact the Corporation’s consolidated financial condition, results of operations or cash flows. At January 1, 2007, the Corporation had unrecognized tax benefits of $1.1 million, which primarily related to uncertainty regarding the sustainability of certain deductions to be taken in 2007 and future U.S. Federal income tax returns related to the liquidation of the Corporation’s New Jersey REIT subsidiaries. To the extent these unrecognized tax benefits are ultimately recognized, they will impact the effective tax rate in a future period. At June 30, 2007 the Corporation had recorded as a component of tax expense approximately $22,000 in interest expense related to the above.

SFAS No. 155

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140 (SFAS 155), which amends Statement No. 133 to simplify the accounting for certain derivatives embedded in other financial instruments (hybrid financial instruments) by permitting fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise required bifurcation, provided that the entire hybrid financial instrument is accounted for on a fair value basis. SFAS 155 also establishes the requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, which replaces the interim guidance in Derivative Instrument Group Issue D1, Recognition and Measurement of Derivatives: Application of Statement No. 133 to Beneficial Interests in Securitized Financial Assets. SFAS 155 amends SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities — a replacement of FASB Statement No. 125 (SFAS 140), to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to beneficial interests other than another derivative financial instrument. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of the first fiscal year

CENTER BANCORP, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 — Recent Accounting Pronouncements  – (continued)

that begins after September 15, 2006, with earlier adoption allowed. The Corporation adopted SFAS 155 effective January 1, 2007 and it did not have a material effect on its consolidated financial condition, results of operations or cash flows.

SFAS No. 156

In March 2006, the FASB issued SFAS No. 156 Accounting for Servicing of Financial Assets: an amendment of SFAS No. 140 (SFAS 156). This statement requires all separately recognized servicing rights to be initially measured at fair value, if practicable. For each class of separately recognized servicing assets and liabilities, this statement permits the Corporation to choose either to report servicing assets and liabilities at fair value or at amortized cost. Under the fair value approach, servicing assets and liabilities are recorded at fair value at each reporting date with changes in fair value recorded in earnings in the period in which the changes occur. Under the amortized cost method, servicing assets and liabilities are amortized in proportion to and over the period of net servicing income or net servicing loss and are assessed for impairment based on fair value at each reporting date. Adoption of this statement is required for fiscal years beginning after September 15, 2006. The Corporation adopted SFAS 156 effective January 1, 2007 and is applying the requirements for recognition and initial measurement of servicing assets and liabilities prospectively to all transactions. The Corporation is using the amortized cost method for subsequent measurement of servicing rights. Adoption of SFAS 156 did not have a material effect on the Corporation’s consolidated financial condition, results of operations or cash flows.

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

FSP FAS 158-1

In February 2007, the FASB issued FASB Staff Position (FSP) FAS 158-1, “Conforming Amendments to the Illustrations in FASB Statements No. 87, No. 88, and No 106 and to the Related Staff Implementation Guides.” This FSP makes conforming amendments to other FASB statements and staff implementation guides and provides technical corrections to SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” The conforming amendments in this FSP shall be applied upon adoption of SFAS No. 158. The Corporation believes its adoption of FSP FAS 158-1 will not have a material impact on its consolidated financial statements or disclosures.

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

CENTER BANCORP, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 — Recent Accounting Pronouncements  – (continued)

EITF 06-4

In September 2006, the Emerging Issues Task Force Issue 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements”, was ratified. This EITF Issue addresses accounting for separate agreements which split life insurance policy benefits between an employer and employee. The Issue requires the employer to recognize a liability for future benefits payable to the employee under these agreements. The effects of applying this Issue must be recognized through either a change in accounting principle through an adjustment to equity or through the retrospective application to all prior periods. For calendar year companies, the Issue is effective beginning January 1, 2008. The Corporation does not expect the adoption of the Issue to have a material effect on the Corporation’s consolidated financial statements.

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

The Task Force also reached a consensus that a policyholder should determine the amount that could be realized under the life insurance contract assuming the surrender of an individual-life by individual-life policy (or certificate by certificate in a group policy). Furthermore, the Task Force reached a consensus that the cash surrender value should not be discounted when contractual limitations on the ability to surrender a policy exist if the policy continues to operate under its normal terms (continues to earn interest) during the restriction period. The consensus is effective for fiscal years beginning after December 15, 2006. The Corporation has adopted the Issue as of January 1, 2007 and the adoption of the Issue has had no material impact on the consolidated financial statements, results of operations or cash flows of the Corporation.

EITF 06-10

In March 2007, the FASB ratified Emerging Issues Task Force Issue No. 06-10 “Accounting for Collateral Assignment Split-Dollar Life Insurance Agreements” (EITF 06-10). EITF 06-10 provides guidance for determining a liability for the postretirement benefit obligation as well as recognition and measurement of the associated asset on the basis of the terms of the collateral assignment agreement. EITF 06-10 is effective for fiscal years beginning after December 15, 2007. The Corporation is currently assessing the impact of EITF 06-10 on its consolidated financial position and results of operations.

EITF 06-11

In March 2007, the FASB ratified EITF Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards.” EITF 06-11 requires companies to recognize the income tax benefit realized from dividends or dividend equivalents that are charged to retained earnings and paid to employees for nonvested equity-classified employee share-based payment awards as an increase to additional paid-in capital. EITF 06-11 is effective for fiscal years beginning after September 15, 2007. The Corporation does not expect EITF 06-11 will have a material impact on its financial position, results of operations or cash flows.

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

CENTER BANCORP, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 — Comprehensive Income  – (continued)

The table below provides a reconciliation of the components of other comprehensive income to the disclosure provided in the statements of changes in stockholders’ equity.

The changes in the components of other comprehensive income, net of taxes, were as follows for the following fiscal periods:

(Dollars in Thousands)	Before Tax Amount	Tax Benefit (Expense)	Net of Tax Amount
For the six month period ended June 30, 2007:
Net unrealized gains on available for sale securities
Net unrealized holding losses arising during period	$(4,060)	$1,624	$(2,436)
Less reclassification adjustment for net gains arising during the period	929	(318)	611
Net realized losses	$(3,131)	$1,306	$(1,825)
Change in pension liability due to settlement of pension curtailment	163	(65)	98
Other comprehensive income, net	$(2,968)	$1,241	$(1,727)
For the six month period ended June 30, 2006:
Net unrealized losses on available for sale securities
Net unrealized holding losses arising during period	$(4,786)	$1,914	$(2,872)
Less reclassification adjustment for net losses arising during the period	3,578	(1,444)	2,134
Net unrealized losses	$(1,208)	$470	$(738)
Other comprehensive income, net	$(1,208)	$470	$(738)

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

Earnings per common share have been computed based on the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands, Except Per Share Amounts)	2007	2006	2007	2006
Net Income	$1,017	$1,372	$2,326	$305
Average number of common shares outstanding	13,911	13,940	13,911	14,023
Effect of dilutive options	52	81	46	72
Average number of common shares outstanding used to calculate diluted earnings per common share	13,963	14,021	13,957	14,095
Net income per share
Basic	$0.07	$0.10	$0.17	$0.02
Diluted	$0.07	$0.10	$0.17	$0.02

CENTER BANCORP, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 — Components of Net Period Benefit Cost

The following table sets forth changes in projected benefit obligation, changes in fair value of plan assets, funded status, and amounts recognized in the consolidated statements of condition for the Corporation’s pension plans for the three and six months ending June 30, 2007 and 2006. The pension figures for the three and six months period ended June 30, 2007 reflect the effects of a settlement of a pension curtailment resulting from the workforce reduction implemented in the first quarter of 2007.

	Three Months Ended June 30,				Six Months Ended June 30,
	Pension Benefits		Other Postretirement Benefits		Pension Benefits		Other Postretirement Benefits
(Dollars in Thousands)	2007	2006	2007	2006	2007	2006	2007	2006
Service cost	$243	$236	$14	$14	$507	$472	$28	$28
Interest cost	163	134	22	22	323	268	44	43
Expected return on plan assets	(182)	(148)	—	—	(359)	(296)	—	—
Amortization of prior service cost	1	1	—	1	2	2	—	2
Amortization of the net loss	—	1	2	27	9	3	4	54
Net periodic benefit cost	$225	$224	$38	$64	$482	$449	$76	$127

Contributions

The Corporation previously disclosed in its consolidated financial statements for the year ended December 31, 2006, that it expected to contribute $850,000 to its pension plans in 2007. For the six months ended June 30, 2007, the Corporation contributed $408,000 to the plan. However, based on the freezing of its pension plan effective September 30, 2007, the Corporation presently does not anticipate making any further contributions for the year to fund its pension plan obligations in 2007.

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

Accrued interest and penalties in the amount of $22,000 are accrued at June 30, 2007 and carried in other liabilities. The Corporation believes that it has appropriate support for the income tax positions taken and to be taken on its tax returns and that its accruals for tax liabilities are adequate for all open years based on an assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter.

The Corporation adopted the provisions of FIN 48 on January 1, 2007. The adoption of FIN 48 did not impact the Corporation’s consolidated financial condition, results of operations or cash flows. At January 1, 2007, the Corporation had unrecognized tax benefits of $1.1 million compared to $1.6 million at June 30, 2007, which primarily related to uncertainty regarding the sustainability of certain deductions to be taken in

CENTER BANCORP, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 — Income Taxes  – (continued)

2006 and future U.S. Federal income tax returns related to the liquidation of the Corporation’s New Jersey REIT subsidiary. To the extent these unrecognized tax benefits are ultimately recognized, they will impact the effective tax rate in a future period. At June 30, 2007 the Corporation recorded approximately $22,000 in interest expense as a component of tax expense related to the above.

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

These subordinated debentures and the related income effects are not eliminated in the consolidated financial statements as the statutory business trusts are not consolidated in accordance with FASB interpretation No. 46 “Consolidation of Variable interest Entities.” Distributions on the subordinated debentures owned by the subsidiary trust are classified as interest expense in the Corporation’s consolidated statement of income.

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

On March 1, 2005, the Board of Governors of the Federal Reserve System adopted a final rule that allows the continued inclusion of outstanding and prospective issuances of trust preferred securities in the Tier I capital of bank holding companies, subject to stricter quantitative limits and qualitative standards. The new quantitative limits become effective after a five-year transition period ending March 31, 2009. Under the final rules, trust preferred securities and other restricted core capital elements are limited to 25 percent of all core capital elements. Amounts of restricted core capital elements in excess of these limits may be included in Tier II Capital. At June 30, 2007, the only restricted core capital element owned by the Corporation is trust preferred securities. Based on a preliminary review of the final rule, the Corporation believes that its trust preferred issues qualify as Tier I Capital. However, in the event that the trust preferred issues would not qualify as Tier I Capital, the Corporation would remain well capitalized.

As of June 30, 2007, assuming the Corporation were not allowed to include the $5.2 million in subordinated debentures in Tier 1 capital, the Corporation would have had a Tier 1 capital ratio of 12.72 percent and a total risk based capital ratio of 13.48 percent.

To the extent that the trusts have funds available to make payments, as guarantor, the Corporation continues to unconditionally guarantee payment of: required distributions on the capital securities; the redemption price when a capital security is redeemed; and the amounts due if a Trust is liquidated or terminated. During the first six months of 2007, the business trusts did not repurchase any capital securities or related debentures.

Note 10 — Stockholder’s Equity

On March 29, 2007, the Corporation declared a 5 percent common stock dividend payable to common stockholders of record May 1, 2007 on June 1, 2007, the issued common shares have been reflected in stockholder’s equity at June 30, 2007.

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

Fluctuations in the actual outcome of these future tax consequences could impact the Corporation’s consolidated financial condition or results of operations. Notes 4 and 8 of the Notes to Consolidated Financial Statements include additional discussion on the accounting for income taxes.

The Corporation accounts for goodwill and other identifiable intangible assets in accordance with SFAS No. 142, “Goodwill and intangible assets.” SFAS No. 142 includes requirements to test goodwill and indefinite lived intangible assets for impairment rather than amortize them. The Corporation has tested the goodwill and at June 30, 2007, there was no goodwill impairment.

Recent Developments

On August 9, 2007, the Corporation announced today that as part of its ongoing effort to reduce operating expense, it has frozen its defined benefit pension plan and that it redesigned its 401(k) savings plan, effective September 30, 2007. The changes are consistent with cost reduction strategies and shift the focus of future savings of retirement benefits toward the more predictable cost structure of a 401(k) plan and away from its legacy costs of a defined benefit pension plan. The changes include; stopping the accrual of future benefits in the Corporation’s defined benefit pension plan, and fully preserving all retirement benefits that employees will have earned as of September 30, 2007; redesigning its 401(k) savings plan by giving current pension plan participants an annual company-funded contribution of as much as 6 percent of their pay. To provide this benefit through its 401(k) Plan, the Corporation plans to double the current company match to dollar-for-dollar on up to 6 percent of salary deferrals.

The Corporation is still in the process of reviewing the impact on its consolidated financial statements, but anticipates it will record a one-time pre-tax benefit related to these pension plan changes of approximately $900,000 in the third quarter of 2007 as a result of the curtailment of the defined benefit plan. The Corporation expects the plan changes announced today, will result in retirement-related expense savings of $900,000 to $1.0 million for 2008, based on current 2007 pension assumptions.

Earnings Analysis

Net income for the three months ended June 30, 2007 amounted to $1,017,000 compared to $1,372,000 for the comparable three-month period ended June 30, 2006. The Corporation recorded earnings per fully diluted common share of $.07 for the three months ended June 30, 2007 as compared with $.10 per fully diluted common share for the three months ended June 30, 2006. The annualized return on average assets decreased to .40 percent for the three months ended June 30, 2007 compared with 0.54 percent for the comparable three-month period in 2006. The annualized return on average stockholders’ equity was 4.15 percent for the three-month period ended June 30, 2007 as compared to 5.75 percent for the three months ended June 30, 2006.

For the six months ended June 30, 2007 the Corporation recorded net income of $2,326,000 compared to $305,000 during the comparable six months of 2006. In March 2006, the Corporation restructured its statement of condition and sold $86.3 million of available for sale securities, which had resulted in a charge of $3.6 million ($2.4 million net of tax). The Corporation recorded earnings per fully diluted common share of $.17 for the six months ended June 30, 2007 as compared with $.02 per fully diluted common share for the six months ended June 30, 2006. The annualized return on average assets increased to .45 percent for the six months ended June 30, 2007 compared with 0.06 percent for the comparable six-month period in 2006. The annualized return on average stockholders’ equity was 4.76 percent for the six-month period ended June 30, 2007 as compared to 0.63 percent for the six months ended June 30, 2006.

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

Net Interest Income

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in Thousands)	2007 Amount	2006 Amount	Amount Increase (Decrease)	Percent Change	2007 Amount	2006 Amount	Amount Increase (Decrease)	Percent Change
Interest Income:
Investments	$4,742	$5,515	$(773)	(14.02)	$9,974	$11,786	$(1,812)	(15.37)
Loans, including fees	8,274	7,777	497	6.39	16,627	15,138	1,489	9.84
Federal funds sold and securitiespurchased under agreement to resell	256	141	115	81.56	481	151	330	218.54
Restricted investment in bank stocks, at cost	139	146	(7)	(4.79)	264	291	(27)	(9.28)
Total interest income	$13,411	$13,579	(168)	(1.24)	27,346	27,366	(20)	(0.073)
Interest expense:
Time deposits of $100 or more	785	1,354	(569)	(42.02)	1,890	2,703	(813)	(30.08)
Deposits	4,484	2,819	1,665	59.06	8,750	4,889	3,861	78.97
Borrowings	2,450	2,573	(123)	(4.78)	4,910	5,985	(1,075)	(17.96)
Total interest expense	7,719	6,746	973	14.42	15,550	13,577	1,973	14.53
Net interest income on a fully tax-equivalent basis	5,692	6,833	(1,141)	(16.70)	11,796	13,789	(1,993)	(14.45)
Tax-equivalent adjustment	(467)	(525)	58	(11.05)	(950)	(1,081)	131	(12.12)
Net interest income*	$5,225	$6,308	$(1,083)	(17.17)	$10,846	$12,708	$(1,862)	(14.65)

*	Before the provision for loan losses

NOTE: The tax-equivalent adjustment was computed based on an assumed statutory Federal income tax rate of 34 percent. Adjustments were made for interest earned on securities of state and political subdivisions.

Net interest income on a fully tax-equivalent basis decreased $1.1 million or 16.70 percent to $5.7 million for the three months ended June 30, 2007 as compared to the comparable period in 2006. For the three months ended June 30, 2007, the net interest margin decreased 49 basis points to 2.43 percent from 2.92 percent due primarily to higher rates paid on interest-bearing liabilities. For the three months ended June 30, 2007, an increase in the average cost of interest-bearing liabilities of 47 basis points coupled with a decline in yield on interest-earning assets of 8 basis points reduced the Corporation’s net interest spread by 55 basis points for the period.

Net interest income on a fully tax-equivalent basis decreased by approximately $2.0 million or 14.45 percent to $13.8 million for the six months ended June 30, 2007 as compared to the comparable period in 2006. For the six months ended June 30, 2007, the net interest margin decreased 34 basis points to 2.49 percent from 2.83 percent due primarily to higher rates paid on interest-bearing liabilities. For the six months ended June 30, 2007, an increase in the average yield on interest-earning assets of 15 basis points was not sufficient to offset the increase in the average cost of interest-bearing liabilities of 56 basis points, which reduced the Corporation’s net interest spread by 41 basis points for the period.

For the three-month period ended June 30, 2007, interest income on a tax-equivalent basis decreased by $168,000 or 1.24 percent over the comparable three-month period in 2006. This decrease principally reflects a decrease in investment volume and associated interest income. The Corporation’s loan portfolio increased on average $22.7 million to $532.8 million from $510.1 million in the same quarter in 2006, primarily driven by growth in commercial business related sectors of the loan portfolio. The loan portfolio represented approximately 56.8 percent of the Corporation’s interest-earning assets (on average) during the second quarter of 2007 as compared to 54.5 percent in the same quarter in 2006. The increase in loan volume offset a decline in the volume of the Corporation’s investment portfolio. Average investment volume decreased during the period by $29.2 million compared to the second quarter of 2006.

For the six-month period ended June 30, 2007, interest income on a tax-equivalent basis remained relatively even, decreasing $20,000 or .07 percent over the comparable six-month period in 2006. An increase in average loan volume was offset by a decrease in investment volume in the mix of average earning assets. The Corporation’s loan portfolio increased on average $30.5 million to $536.9 million from $506.4 million in the same period in 2006, primarily driven by growth in commercial business related sectors of the loan portfolio. The loan portfolio represented approximately 56.7 percent of the Corporation’s interest earning assets (on average) during the first six months of 2007 and 52.0 percent in the same period in 2006. Average investment volume decreased during the period by $67.1 million compared to the first six months of 2006.

The factors underlying the quarter-to-quarter changes in net interest income are reflected in the tables appearing on pages 24, 25 and 26, each of which has been presented on a tax-equivalent basis (assuming 34 percent tax rates). The tables on pages 25 and 26 (Average Statements of Condition with Interest and Average Rates) show the Corporation’s consolidated average balance of assets, liabilities, and stockholders’ equity, the amount of income produced from interest-earning assets and the amount of expense resulting from interest-bearing liabilities and the interest income as a percentage of average interest-earning assets, for the three and six month periods ended June 30, 2007 and 2006.

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

The Federal Reserve Open Market Committee has not increased rates during the past year. The yield on average interest-earning assets decreased to 5.72 percent during the three months ended June 30, 2007 from 5.80 percent in the comparable period of 2006, a change of 8 basis points. This change was offset by higher rates paid for average interest-bearing liabilities coupled with a change in the mix of average interest-bearing liabilities. The total cost of average interest-bearing liabilities increased to 3.91 percent, a change of 47 basis points, for the three months ended June 30, 2007 from 3.44 percent for the three months ended June 30, 2006. At the same time the average volume of interest-bearing liabilities increased by $6.0 million. The change in the average balance of interest-bearing liabilities during the three months ended June 30, 2007 was primarily a reduction in savings and time deposits of $78.7 million, and $16.8 million on average in borrowings offset by increases in money market and other interest bearing deposits. The shift in deposit mix, driven by customer demand, is reflected in the increase in higher yielding money market and other interest bearing demand deposits. These deposits increased on average $101.4 million for the second quarter of 2007 as compared with the comparable period in 2006 and accounted for 40.5 percent of the interest-bearing funding mix as compared to 27.9 percent in the comparable period of 2006. As a result of these factors, for the three months ended June 30, 2007, the Corporation’s net interest spread on a tax-equivalent basis decreased to 1.81 percent from 2.36 percent for the three months ended June 30, 2006.

For the six months ended June 30, 2007, the Corporation’s yield on average interest-earning assets increased to 5.77 percent from 5.62 percent in the comparable period of 2006, a change of 15 basis points. This change was offset by higher rates paid for average interest-bearing liabilities coupled with a change in the mix of average interest-bearing liabilities. The total cost of average interest-bearing liabilities increased to 3.89 percent, a change of 56 basis points, for the six months ended June 30, 2007 from 3.33 percent for the six months ended June 30, 2006. At the same time the average volume of interest-bearing liabilities declined by $17.2 million. The reduction in the average balance of interest-bearing liabilities during the six months ended June 30, 2007 was primarily in savings and time deposits of $68.1 million, and $63.9 million on average in borrowings offset by increases in money market and other interest bearing deposits. The shift in deposit mix, driven by customer demand, is reflected in the increase in higher yielding money market and other interest bearing demand deposits. These deposits increased on average $114.9 million for the first six months of 2007 as compared with the comparable period in 2006 and accounted for 39.4 percent of the interest-bearing funding mix as compared to 24.5 percent in the comparable period of 2006. As a result of these factors, for the six months ended June 30, 2007, the Corporation’s net interest spread on a tax-equivalent basis decreased to 1.88 percent from 2.29 percent for the six months ended June 30, 2006.

The following table, “Analysis of Variance in Net Interest Income Due to Volume and Rates”, analyzes net interest income by segregating the volume and rate components of various interest-earning assets and liabilities and the changes in the rates earned and paid by the Corporation.

Analysis of Variance in Net Interest Income Due to Volume and Rates

	Three Months Ended June 30, 2007/2006 Increase (Decrease) Due to Change In:			Six Months Ended June 30, 2007/2006 Increase (Decrease) Due to Change In:
Tax-Equivalent (Dollars in Thousands)	Average Volume	Average Rate	Net Change	Average Volume	Average Rate	Net Change
Interest-earning assets:
Investment securities:
Taxable	$(224)	$(446)	$(670)	$(1,387)	$(146)	$(1,533)
Non-Taxable	(171)	68	(103)	(329)	50	(279)
Loans, net of unearned discounts	350	147	497	932	557	1,489
Federal funds sold and securities purchased under agreement to resell	105	10	115	318	12	330
Restricted investment in bank stock	5	(12)	(7)	(48)	21	(27)
Total interest-earning assets	$65	$(233)	$(168)	$(514)	$494	$(20)
Interest-bearing liabilities:
Money market deposits	390	566	956	1,086	1,170	2,256
Savings deposits	(123)	26	(97)	(273)	69	(204)
Time deposits	(627)	252	(375)	(904)	780	(124)
Other interest-bearing deposits	269	343	612	468	652	1,120
Borrowings	(70)	182	112	(1,169)	555	(614)
Trust preferred	(210)	(24)	(235)	(414)	(47)	(461)
Total interest-bearing liabilities	(371)	1,344	973	(1,206)	3,179	1,973
Change in net interest income	$436	$(1,577)	$(1,141)	$692	$(2,685)	$(1,993)

The following table, “Average Statement of condition with Interest and Average Rates”, presents for the six months ended June 30, 2007 and 2006 the Corporation’s average assets, liabilities and stockholders’ equity. The Corporation’s net interest income, net interest spreads and net interest income as a percentage of interest-earning assets (net interest margin) are also reflected.

Average Statements of Condition with Interest and Average Rates

	Six Months Ended June 30,
	2007			2006
(Tax-Equivalent Basis, Dollars in Thousands)	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Assets:
Interest-earning assets:
Investment securities:(1)
Taxable	$282,874	$7,026	4.97%	$338,639	$8,559	5.05%
Tax-exempt	101,267	2,948	5.82	112,585	3,227	5.73
Loans, net of unearned income(2)	536,863	16,627	6.19	506,365	15,138	5.98
Federal funds sold and securities purchased under agreement to resell	18,582	481	5.18	6,255	151	4.83
Restricted investment in bank stocks	7,800	264	6.77	9,258	291	6.29
Total interest-earning assets	947,386	27,346	5.77	973,102	27,366	5.62
Non-interest-earning assets:
Cash and due from banks	20,230			21,811
Bank owned life insurance	21,576			19,275
Intangible assets	17,286			17,408
Other assets	34,230			28,088
Allowance for loan losses	(4,973)				(4,936)
Total non-interest earning assets	88,349			81,646
Total assets	$1,035,735			$1,054,748
Liabilities and stockholders’ equity
Interest-bearing liabilities:
Money market deposits	$142,320	$3,214	4.52%	$79,022	$958	2.42%
Savings deposits	72,449	753	2.08	99,090	957	1.93
Time deposits	198,325	4,675	4.71	239,851	4,799	4.00
Other interest-bearing deposits	172,316	1,998	2.32	120,766	878	1.45
Short-term borrowings and FHLB advances	208,047	4,705	4.52	261,670	5,319	4.07
Subordinated debentures	5,155	205	7.95	15,465	666	8.61
Total interest-bearing liabilities	798,612	15,550	3.89	815,864	13,577	3.33
Non-interest-bearing liabilities:
Demand deposits	132,512			135,509
Other non-interest-bearing deposits	406			2,547
Other liabilities	6,511			3,697
Total non-interest-bearing liabilities	139,429			141,753
Stockholders’ equity	97,694			97,131
Total liabilities and stockholders’ equity	$1,035,735			$1,054,748
Net interest income (tax-equivalent basis)		$11,796			$13,789
Net interest spread			1.88%			2.29%
Net interest income as percent of earning-assets (net interest margin)			2.49%			2.83%
Tax-equivalent adjustment(3)		(950)			(1,081)
Net interest income		$10,846			$12,708

(1)	Average balances for available-for-sale securities are based on amortized cost
(2)	Average balances for loans include loans on non-accrual status
(3)	The tax-equivalent adjustment was computed based on a statutory Federal income tax rate of 34 percent.

The following table, “Average Statement of condition with Interest and Average Rates”, presents for the three months ended June 30, 2007 and 2006 the Corporation’s average assets, liabilities and stockholders’ equity. The Corporation’s net interest income, net interest spreads and net interest income as a percentage of interest-earning assets (net interest margin) are also reflected.

Average Statements of Condition with Interest and Average Rates

	Three Months Ended June 30,
	2007			2006
(Tax-Equivalent Basis, Dollars in Thousands)	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Assets:
Interest-earning assets:
Investment securities:(1)
Taxable	$278,573	$3,294	4.73%	$295,952	$3,964	5.36%
Tax-exempt	99,023	1,448	5.85	110,872	1,551	5.60
Loans, net of unearned income(2)	532,799	8,274	6.21	510,126	7,777	6.10
Federal funds sold and securities purchased under agreement to resell	19,635	256	5.22	11,553	141	4.88
Restricted investment in bank stocks	7,744	139	7.18	7,469	146	7.82
Total interest-earning assets	937,774	13,411	5.72	935,972	13,579	5.80
Non-interest-earning assets:
Cash and due from banks	18,212			23,272
Bank owned life insurance	21,687			19,884
Intangible assets	17,272			17,393
Other assets	34,867			27,800
Allowance for loan losses	(4,986)			(4,936)
Total non-interest earning assets	87,052			83,413
Total assets	$1,024,826			$1,019,385
Liabilities and stockholders’ equity
Interest-bearing liabilities:
Money market deposits	$139,738	$1,614	4.62%	$95,371	$658	2.76%
Savings deposits	70,735	371	2.10	94,498	468	1.98
Time deposits	187,906	2,211	4.71	242,804	2,586	4.26
Other interest-bearing deposits	180,440	1,073	2.38	123,348	461	1.49
Short-term borrowings and FHLB advances	206,073	2,346	4.55	212,549	2,234	4.20
Subordinated debentures	5,155	104	8.07	15,465	339	8.77
Total interest-bearing liabilities	790,047	7,719	3.91	784,035	6,746	3.44
Non-interest-bearing liabilities:
Demand deposits	130,291			135,299
Other non-interest-bearing deposits	410			1,803
Other liabilities	6,159			2,782
Total non-interest-bearing liabilities	136,860			139,884
Stockholders’ equity	97,919			95,466
Total liabilities and stockholders’ equity	$1,024,826			$1,019,385
Net interest income (tax-equivalent basis)		$5,692			$6,833
Net interest spread			1.81%			2.36%
Net interest income as percent of earning-assets(net interest margin)			2.43%			2.92%
Tax-equivalent adjustment(3)		(467)			(525)
Net interest income		$5,225			$6,308

(1)	Average balances for available-for-sale securities are based on amortized cost
(2)	Average balances for loans include loans on non-accrual status
(3)	The tax-equivalent adjustment was computed based on a statutory Federal income tax rate of 34 percent.

Investment Portfolio

For the three months ended June 30, 2007, the average volume of investment securities decreased by $29.2 million to approximately $377.6 million or 40.3 percent of average earning assets from $406.8 million on average, or 43.5 percent of earning-assets, in the comparable period in 2006. The decrease in the average volume of investment securities largely reflects maturities, calls, sales and payments and reinvestment of that cash flow into other components of the earning-asset mix. At June 30, 2007, the principal components of the investment portfolio are U.S. Treasury and U.S. Government Agency Obligations, Federal Agency Obligations including Mortgage-backed securities, Obligations of U.S. states and political subdivision, corporate bonds and notes, and other debt securities. The volume related factors during the three-month period ended June 30, 2007 reflected decreased revenue by $395,000, while rate related changes resulted in a decrease in revenue of $378,000. The tax-equivalent yield on investments decreased by 40 basis points to 5.02 percent from a yield of 5.42 percent during the comparable period ended June 30, 2006. The 40 basis points decrease in the tax equivalent yield in investments was attributable to the decline in the volume of securities coupled with maturities of higher yielding bonds within the securities portfolio, which were not replaced.

For the six months ended June 30, 2007, the average volume of investment securities decreased by $67.1 million to approximately $384.1 million or 40.55 percent of average earning assets from $451.2 million on average, or 46.4 percent of earning-assets, in the comparable period in 2006. The tax-equivalent yield on investments decreased by 3 basis points to 5.19 percent from a yield of 5.22 percent during the six-month period ended June 30, 2006. The higher rate environment favorably impacted purchases made to replace securities, which had matured, were prepaid, or were called. There was some portfolio extension where risk is relatively minimal within the portfolio, resulting in wider spreads, specifically with certain corporate and tax-free municipal securities added to the portfolio during 2006 and 2007. The volume related figures during the six-month period ended June 30, 2007 contributed a decrease in revenue of $1.7 million while rate related changes amounted to a decrease in revenue of $96,000.

Securities available-for-sale is a part of the Corporation’s interest rate risk management strategy and may be sold in response to changes in interest rates, changes in prepayment risk, liquidity management and other factors. During the three and six month periods ended June 30, 2007, approximately $20.2 million and $41.3 million in securities were sold from the Corporation’s available-for-sale portfolio, respectively. The cash flow from the sale of investment securities was in part invested back into the portfolio. The Corporation’s sales from its available-for-sale portfolio were made in the ordinary course of business and resulted in gains in the amount of $355,000. Calls and sales from the Corporation’s held-to-maturity portfolio resulted in a gain of $574,000, and those securities which had been sold from the held-to-maturity portfolio were sold in anticipation of imminent calls of the securities permissible in accordance with FASB No. 115.

At June 30, 2007 the net unrealized loss carried as a component of other comprehensive income and included in stockholders’ equity, net of tax, amounted to a net unrealized loss of $7.0 million as compared with a net unrealized loss of $4.2 million at December 31, 2006, and $5.2 million at June 30, 2006, resulting from a change in interest rates that occurred at the market value measurement date June 30, 2007 compared with June 30, 2006.

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

At June 30, 2007 total loans amounted to $533.7 million, an increase of $3.0 million or .57 percent as compared to June 30, 2006. The increase in yield on loans for the quarter was the result of the increase in interest rates as compared with 2006, lessened to some extent by the competitive rate pricing structure and tighter spreads in the market on loans which has been driven by the heightened competition for lending relationships that exists in the Corporation’s market. Loan growth during the quarter ended June 30, 2007 occurred primarily in the commercial and commercial real estate sector of the loan portfolio.

Total average loan volume increased $22.7 million or 4.44 percent for the three months ended June 30, 2007, while portfolio yield increased to 6.21 basis points as compared with 2006. The increased total average loan volume was due primarily to increased customer activity, new lending relationships and new markets. The volume related factors during the period, contributed increased revenue of $350,000, while the rate related changes contributed $147,000. The Corporation seeks to create growth in commercial lending by offering products and competitive pricing and by capitalizing on the positive trends in its market area. Products are offered to meet the financial requirements of the Corporation’s clients. It is the objective of the Corporation’s credit policies to diversify the commercial loan portfolio to limit concentrations in any single industry.

For the six months ended June 30, 2007, average loan volume increased $30.5 million or 6.02 percent, while portfolio yield increased by 21 basis points as compared with the same period in 2006. The volume related factors during the period contributed revenue of $932,000 and rate related changes amounted to an improvement in revenue of $557,000. Total average loan volume increased to $536.9 million with a yield of 6.19 percent, as compared to $506.4 million with a yield of 5.98 percent for the six months ended June 30, 2006. The increased portfolio yield was a result of increased volume and a more favorable interest rate environment during the first six months of 2007, compared with the similar period of 2006.

Allowance for Loan Losses and Related Provision

The purpose of the allowance for loan losses (“allowance”) is to absorb the impact of losses inherent in the loan portfolio. Additions to the allowance are made through provisions charged against current operations and through recoveries made on loans previously charged-off. The allowance for loan losses is maintained at an amount considered adequate by management to provide for potential credit losses based upon a periodic evaluation of the risk characteristics of the loan portfolio. In establishing an appropriate allowance, an assessment of the individual borrowers, a determination of the value of the underlying collateral, a review of historical loss experience and an analysis of the levels and trends of loan categories, delinquencies and problem loans are considered. Such factors as the level and trend of interest rates and current economic conditions and peer group statistics are also reviewed. At June 30, 2007 the level of the allowance was $4,974,000 as compared to a level of $4,935,000 at June 30, 2006 and $4,960,000 at December 31, 2006. The Corporation added $100,000 to the provision for allowance for loan losses during the three-month period ended June 30, 2007. No provision was added for the three-month period ending June 30, 2006. The level of the allowance during the respective quarterly periods of 2007 and 2006 reflects the credit quality within the loan portfolio, the loan volume recorded during the periods and the Corporation’s focus on the changing composition of the commercial and residential real estate loan portfolios.

At June 30, 2007, the allowance for loan losses amounted to 0.93 percent of total loans. In management’s view, the level of the allowance at June 30, 2007, is adequate to cover losses inherent in the loan portfolio. Management’s judgment regarding the adequacy of the allowance constitutes a “Forward Looking Statement” under the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from management’s analysis, based principally upon the factors considered by management in establishing the allowance.

Although management uses the best information available, the level of the allowance for loan losses remains an estimate, which is subject to significant judgment and short-term change. Various regulatory agencies, as an integral part of their examination process, periodically review the Corporation’s allowance for loan losses. Such agencies may require the Corporation to increase the allowance based on their analysis of information available to them at the time of their examination. Furthermore, the majority of the Corporation’s loans are secured by real estate in the State of New Jersey. Future adjustments to the allowance may be necessary due to economic factors impacting New Jersey real estate as well as operating, regulatory and other conditions beyond the Corporation’s control. The allowance for loan losses as a percentage of total loans amounted to 0.93 percent, 0.90 percent and 0.93 percent at June 30, 2007, December 31, 2006 and June 30, 2006, respectively. Net charge-offs were $86,000 and $2,000 during the six months ended June 30, 2007 and 2006, respectively. Changes in the allowance for loan losses are set forth below.

	Six Months Ended June 30,
(Dollars in Thousands)	2007	2006
Average loans outstanding	$536,863	$506,365
Total loans at end of period	$533,675	$530,650
Analysis of the Allowance for Loan Losses
Balance at the beginning of year	$4,960	$4,937
Charge-offs:
Residential loans	13	0
Installment loans	77	15
Total charge-offs	90	15
Recoveries:
Commercial	1	—
Installment loans	3	13
Total recoveries	4	13
Net charge-offs	86	2
Provision for loan losses	100	—
Balance at end of period	$4,974	$4,935
Ratio of net charge-offs during the period to average loans outstanding during the period	.02%	N/M
Allowance for loan losses as a percentage of total loans at end of period	0.93%	0.93%

N/M – not meaningful

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

It is generally the Corporation’s policy to discontinue interest accruals once a loan is past due as to interest or principal payments for a period of ninety days. When a loan is placed on non-accrual status, interest accruals cease and uncollected accrued interest is reversed and charged against current income. Payments received on non-accrual loans are applied against principal. A loan may be restored to an accruing basis when it again becomes well secured all past due amounts have been collected, and the borrower continues to make payments for the next six months on a timely basis. Accruing loans past due 90 days or more are generally well secured and in the process of collection.

Non-performing and Past Due Loans, OREO

Non-performing loans include non-accrual loans, accruing loans past due 90 days or more and troubled debt restructurings. Non-accrual loans represent loans on which interest accruals have been suspended. It is the Corporation’s general policy to consider the charge-off of loans when they become contractually past due ninety days or more as to interest or principal payments or when other internal or external factors indicate that collection of principal or interest is doubtful. Troubled debt restructurings represent loans on which a concession was granted to a borrower, such as a reduction in interest rate, which is lower than the current market rate for new debt with similar risks. At June 30, 2007 the Corporation had approximately $586,000 in other real estate owned (OREO) and no troubled debt restructurings. The Corporation had no other real estate owned or troubled debt restructuring at June 30, 2006.

The following table sets forth, as of the dates indicated, the amount of the Corporation’s non-accrual loans, accruing loans past due 90 days or more and other real estate owned. The Corporation had no restructured loans on any of such dates.

Non-Performing Assets

(Dollars in Thousands)	June 30, 2007	December 31, 2006	June 30, 2006
Non-accrual loans	$1,070	$475	$431
Trouble debt restructuring	—	—	—
Other real estate owned	586	—	—
Accruing loans past due 90 days or more	—	225	2,000
Total non-performing assets and accruing loans past due 90 days or more	$1,656	$700	$2,431

The Corporation had non-performing assets of $1.7 million at June 30, 2007, as compared with $700,000 at December 31, 2006 and $2,431,000 at June 30, 2006.

The increase in non-accrual loans of $595,000 at June 30, 2007 from December 31, 2006 was due to the addition of one commercial mortgage and one commercial loan. All of these loans are real estate secured.

Other known “potential problem loans” (as defined by SEC regulations) as of June 30, 2007 have been identified and internally risk rated as other assets especially mentioned or substandard. Such loans amounted to $861,000, $1.399 million and $1.952 million at June 30, 2007, December 31, 2006, and June 30, 2006 respectively. The Corporation has no foreign loans.

At June 30, 2007, other than the loans set forth above, the Corporation is not aware of any loans which present serious doubts as to the ability of its borrowers to comply with present loan repayment terms and which are expected to fall into one of the categories set forth in the tables or descriptions above.

In general, it is the policy of management to consider the charge-off of loans at the point they become past due in excess of 90 days, with the exception of loans that are secured by cash or marketable securities or mortgage loans, which are in the process of foreclosure.

Other Income

The following table presents the principal categories of other income during the three and six months ended June 30, 2007, and 2006

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in Thousands)	2007	2006	Amount Increase (Decrease)	Percent Change	2007	2006	Amount Increase (Decrease)	Percent Change
Service charges, commissions and fees	$436	$449	$(13)	(2.90)	$855	$887	$(32)	3.61
Other income	110	91	19	20.88	227	210	17	8.10
Annuity & Insurance	60	53	7	13.21	123	105	18	17.14
Bank owned life insurance	230	203	27	13.30	453	384	69	17.97
Net gain/(loss) on securities sold	341	77	264	342.86	929	(3,578)	4,507	125.96
Total other income	$1,177	$873	$304	34.82	$2,587	$(1,992)	$4,579	229.87

For the three-month period ended June 30, 2007, other income, exclusive of net gains/(losses) on securities sold, increased $40,000 or 5.03 percent from the comparable quarter of 2006. Other income, including net gains/ (losses) on securities sold, increased $304,000 for the second quarter 2007 compared with the comparable quarter in 2006. The increase in total other income for the period resulted from the increased gains on securities sold and increased annuity and insurance sales fees and change in cash surrender value on bank owned life insurance while service charges decreased. The slight decline of $13,000 in service charges, commissions and fees was the result of a decline in fees related to overdrafts.

For the six-month period ended June 30, 2007, other income, exclusive of net gains/(losses) on securities sold, increased $72,000 or 4.54 percent from the six-month period of 2006. Other income, including net gains/ (losses) on securities sold, increased $4.6 million for the first six-months of 2007 compared with the comparable period in 2006. The increase in total other income for the period resulted from the increased gains on securities sold and increased annuity and insurance sales fees and change in cash surrender value on bank owned life insurance, while service charges decreased. The modest decline of $32,000 in service charges, commissions and fees was a result of a decline in fees related to overdrafts.

For the three-month period ended June 30, 2007, the Corporation recorded a gain of $341,000 on securities sold from the available-for-sale investment portfolio compared to a net gain of $77,000 for the three-month period ended June 30, 2006. The gains from sales in the second quarter of 2007 were made in the ordinary course of business. During the six-month period ended June 30, 2007 the Corporation recorded a net gain of $929,000 on securities sold from the available-for-sale investment portfolio compared to losses of $3.6 million in the comparable period of 2006. The losses in 2006 were from sales in March 2006,which were made as part of the Company’s decision to deleverage its statement of condition to improve the Company’s interest rate profile. The proceeds from the sales were used to pay down borrowings as part of that restructuring transaction.

Other Expense

The following table presents the principal categories of other expense during the three months ended June 30, 2007 and 2006.

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in thousands)	2007	2006	Amount Increase (Decrease)	Percent Change	2007	2006	Amount Increase (Decrease)	Percent Change
Salaries and employee benefits	$2,834	$3,037	$(203)	(6.68)	$5,976	$6,319	($ 343)	(5.43)
Occupancy, net	629	521	108	20.73	1,352	1,127	225	19.96
Premises and equipment	436	467	(31)	(6.64)	898	915	(17)	(1.86)
Professional and consulting	599	221	378	171.01	1,138	554	584	105.42
Stationery and printing	115	178	(63)	(35.39)	274	389	(115)	(29.56)
Marketing and advertising	109	187	(78)	(41.71)	272	301	(29)	(9.63)
Computer	148	168	(20)	(11.90)	313	364	(51)	(14.01)
Other	1,186	987	199	20.16	2,261	1,998	263	13.16
Total other non-interest expense	$6,056	$5,766	$290	5.03	$12,484	$11,967	$517	4.32

For the three months ended June 30, 2007, total other expenses increased $290,000 or 5.03 percent over the comparable quarterly period ended June 30, 2006.

The increases for the period are primarily related to the increases in professional and consulting fees, occupancy and bank premise expense and other operating expenses, offset in part by a decline of $203,000 in salary and benefit expense as compared to the comparable period in 2006. The Corporation’s ratio of other expenses (annualized) to average assets increased to 2.36 percent for the second quarter of 2007 from 2.26 for the comparable quarter of 2006.

Salaries and employee benefits decreased $203,000 or 6.68 percent for the three months ended June 30, 2007 as compared to the comparable three-month period ended June 30, 2006. This decrease is primarily attributable to costs associated with a decline in staffing levels, offset in part by certain merit and promotional pay increases and increased hospitalization expense. Salary and benefit expense for the three months ended June 30, 2007 includes compensation expense of $35,000 for share-based payments pursuant to FASB 123R. Staffing levels decreased to 189 full-time equivalent employees at June 30, 2007 as compared to 217 full-time equivalent employees at June 30, 2006. In March 2007 the Company reduced its overall staffing level by approximately 10 percent through attrition, layoffs and voluntary resignations, and took a one-time, pre-tax charge of approximately $140,000 in the first quarter of 2007 related to termination benefits. The Corporation expects these initiatives to reduce salary and benefit expenses by $1.1 million annually and expects to reach that annualized run rate of savings by the end of the first quarter of 2008. This projection represents a forward-looking statement under the Private Securities Litigation Reform Act of 1995. Actual results could differ materially as a result of unanticipated needs for additional personnel or other unanticipated factors.

For the three months ended June 30, 2007, occupancy and premises expenses increased $77,000 or 7.79 percent over the comparable three-month period in 2006. The increase in occupancy and equipment expenses reflects higher operating costs (utilities, rent, real-estate taxes and general repair and maintenance) of the Corporation’s expanded facilities, as well as depreciation expense associated with the expanded bank facilities, which includes the new Boonton / Mountain Lakes office which opened in October 2006.

Professional and consulting fees for the three months ended June 30, 2007 increased $378,000 or 171.01 percent over the comparable period in 2006 due to an increase in expenses attributable to the annual meeting and contested proxy, advisory service and consulting associated with conversions.

Stationery and printing expense for the three months ended June 30, 2007 decreased $63,000 or 35.4 percent over the comparable period in 2006 due to a decline in expense related to marketing and advertising printing materials. Marketing and advertising expense decreased by $78,000 or 41.7 percent compared to the three-month period ended June 30, 2006 due to decreased media and advertising.

Computer expense for the three-month period ended June 30, 2007 decreased $20,000 or 11.9 percent compared to the comparable quarter of 2006 due to a decrease in fees for ADP payroll and other computer services.

Other expense for the second quarter of 2007 totaled $1.2 million, an increase of $199,000 or 20.16 percent over the comparable period in 2006. The increase is such expense was primarily attributable to higher levels of operating expenses during the second quarter resulted primarily from increases in other general and administrative expense associated with increases in compliance, audit fees, and insurance expense and customer related corporate analysis charges.

Salaries and employee benefits decreased $343,000 or 5.43 percent for the six months ended June 30, 2007 as compared to the comparable six-month period ended June 30, 2006. This decrease is primarily attributable to costs associated with a decline in staffing levels, offset in part by certain merit and promotional pay increases and increased hospitalization expense premiums. Salary and benefit expense for the six months ended June 30, 2007 includes compensation expense of $64,847 for share-based payments pursuant to FASB 123R as well as $5,517 associated with the settlement of a pension curtailment resulting from the reduction in workforce.

For the six months ended June 30, 2007, occupancy and premises expenses increased $208,000 or 10.19 percent over the comparable six-month period in 2006. The increase in occupancy and equipment expenses reflects higher operating costs (utilities, rent, real-estate taxes and general repair and maintenance) of the Corporation’s expanded facilities, as well as depreciation expense associated with the expanded bank facilities.

Professional and consulting fees for the six months ended June 30, 2007 increased $584,000 or 105.42 percent over the comparable period in 2006 due to an increase in expenses attributable to the annual meeting and contested proxy, advisory service and consulting fees associated with conversions of bank applications.

Stationery and printing expense for the six months ended June 30, 2007 decreased $115,000 or 29.6 percent over the comparable period in 2006 due to a decline in expense related to marketing and advertising printing materials. Marketing and advertising expense increased by $29,000 or 9.63 percent compared to the six-month period ended June 30, 2006 due to increased media and advertising.

Computer expense for the six-month period ended June 30, 2007 decreased $51,000 or 14.01 percent compared to the comparable six-month period of 2006 due to a decrease in fees for ADP payroll and other computer services. Other expense for the first six months of 2007 totaled $2.3 million, an increase of $263,000 or 13.16 percent over the comparable period in 2006. The increase is such expense was primarily attributable to higher other general and administrative expense reflecting increases in director fees, telephone, insurance and customer related expenses.

Provision for Income Taxes

For the three-month ended June 30, 2007, the Corporation recorded an income tax benefit of $771,000, as compared with an expense of $43,000 for the quarter ended June 30, 2006. For the six months ended June 30, 2007, the Corporation recorded a benefit of $1.5 million for income taxes compared to a benefit of $1.6 million for the comparable six months of 2006. In the 2006 period, the Corporation recognized a pre-tax net loss on securities sales of $3.6 million. In the 2007 period, the tax benefit resulted in part from change in the Corporation’s business entity structure, which led to the recognition of a $1.4 tax benefit. The effective tax rates for the Corporation for the respective six-month periods ended June 30, 2007 and 2006 were (173.97) percent and (124.4) percent, respectively. The effective tax rate continues to be less than the combined statutory Federal tax rate of 34 percent and the New Jersey State tax rate of 9 percent. The Corporation adjusts its expected annual tax rate on a quarterly basis based on the current projections of non-deductible expenses, tax- exempt interest income, increase in the cash surrender value of bank owned life insurance and pre-tax net earnings.

Tax-exempt interest income on a fully tax equivalent basis decreased by $103,000, or 6.64 percent, from the second quarter of 2007 to the comparable period in 2006. The Corporation recorded income related to the cash surrender value of bank owned life insurance as a component of other income during the period in the amount of $230,000 in 2007 and $203,000 during the second quarter of 2006. During the six months ended June 30, 2007 tax -exempt income on a fully tax equivalent basis decreased by $279,000, or 8.65 percent from the comparable six-month period of 2006. The Corporation recorded income related to the cash surrender value of bank owned life insurance as a component of other income during the period in the amount of $453,000 for the six months ended June 30, 2007 and $384,000 for the comparable period of 2006.

The Corporation has adopted the provisions of FASB Interpretation No.48 “Accounting for Uncertainty in Income taxes” on January 1, 2007. As a result of the implementation of Interpretation 48, the Corporation did not recognize an increase in the liability for unrecognized tax benefits to the provision for income taxes. Included in the balance at June 30, 2007 are $1.7 million of tax positions, an increase from $1.1 million at December 31, 2006, for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The total unrecognized benefits, that, if recognized would affect the effective tax rate was $1.7 million. Because of the impact of deferred tax accounting, to amounts other than interest and penalties, the disallowance of the shorter deductibility periods would not only affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

Recent Accounting Pronouncements

Note 4 of the Consolidated Financial Statements discusses new accounting policies adopted by the Corporation during 2007 and the expected impact of accounting policies recently issued or proposed but not yet required to be adopted. To the extent the adoption of new accounting standards materially affects financial condition results of operations or liquidity, the impacts are discussed in the applicable sections of this financial review and notes to the consolidated financial statements.

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

At June 30, 2007, the Corporation reflects a negative interest sensitivity gap (or an interest sensitivity ratio of .55:1.00) at the cumulative one-year position. For the six months ended June 30, 2007 and for all of 2006 and 2005, the Corporation had a negative interest sensitivity gap. The rising rates and a flattening of the yield curve during 2006 affected net interest margins. Based on management’s perception that interest rates will continue to be volatile, projected increased levels of prepayments on the earning-asset portfolio and the current level of interest rates, emphasis has been, and is expected to continue to be, placed on interest-sensitivity matching with the objective of stabilizing the net interest spread during 2007. However, no assurance can be given that this objective will be met.

Estimates of Fair Value

The estimation of fair value is significant to a number of the Corporation’s assets, including loans held for sale, other real estate owned and available for sale investment securities. These are all recorded at either fair value or lower of cost or fair value. Fair values are volatile and may be influenced by a number of factors. Circumstances that could cause estimates of the fair value of certain assets and liabilities to change include a change in prepayment speeds, discount rates, or market interest rates. Fair values for most available for sale investment securities are based on quoted market prices. If quoted market prices are not available, fair values are based on judgments regarding future expected loss experience, current economic condition risk characteristics of various financial instruments, and other factors.

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

Liquidity is measured and monitored for the Corporation’s bank subsidiary, Union Center National Bank (the “Bank”). The Corporation reviews its net short-term mismatch. This measures the ability of the Corporation to meet obligations should access to Bank dividends be constrained. At June 30, 2007, the Parent Corporation had $383,000 in cash and short-term investments compared to $8.8 million at June 30, 2006. The change in cash at the Parent Corporation level was due in part to the use of funds for the Corporation’s common stock buyback program and the redemption of $10.3 million of subordinated debt. Expenses at the Parent Corporation are moderate and management believes that the Parent Corporation has adequate liquidity to fund its obligations.

Certain provisions of long-term debt agreements, primarily subordinated debt, prevent the Corporation from creating liens on, disposing of or issuing voting stock of subsidiaries. As of June 30, 2007 the Corporation was in compliance with all covenants and provisions of these agreements.

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

Anticipated cash-flows at June 30, 2007, projected to July 1, 2008, indicates that the Bank’s liquidity should remain strong, with an approximate projection of $196.9 million in anticipated cash flows over the next twelve months. This projection represents a forward-looking statement under the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from this projection depending upon a number of factors, including the liquidity needs of the Bank’s customers, the availability of sources of liquidity and general economic conditions.

Deposits

Total deposits decreased to $678.0 million on June 30, 2007 from $726.8 million at December 31, 2006 and $773.0 million at June 30, 2006. The $95.0 million decrease or 12.28 percent from June 2006 was attributable to the decrease in time deposits and non-interest bearing deposits.

Total non-interest-bearing deposits decreased from $136.3 million at December 31, 2006 to $127.8 million at June 30, 2007, a decrease of $8.8 million or 6.46 percent. The decline is attributable to fluctuations in business activity. Interest bearing demand, savings and time deposits decreased $32.8 million at June 30, 2007 as compared to $515.3 million, at June 30, 2006. During the six months ended June 30, 2007 as compared to the comparable period in 2006, the Corporation experienced a shift in its deposit mix to more costly interest-bearing deposits, driven by the changes that occurred in interest rates. In 2006, the Corporation introduced a new product line, “Ultimate” accounts, which comprised both money market and checking products. Time deposits $100,000 and over decreased $15.9 million to $67.7 million for the six-month period ended June 30, 2007.

The Corporation derives a significant proportion of its liquidity from its core deposit base. For the six-month period ended June 30, 2007, core deposits, comprised of total demand deposits, savings and money market accounts, increased by $9.7 million or 1.91 percent from June 30, 2006 to $518.3 million at June 30, 2007. At June 30, 2007, core deposits were 76.45 percent of total deposits, compared to 72.6 percent at year-end 2006. Alternatively, the Corporation uses a more stringent calculation for the management of its liquidity positions internally, which consists of total demand and savings accounts (excluding money market accounts greater than $100,000) and excludes time deposits as part of core deposits as a percentage of total deposits. This number represented 52.1 percent of total deposits at June 30, 2007 as compared with 44.2 percent at June 30, 2006.

More volatile rate sensitive deposits, concentrated in certificates of deposit $100,000 and greater, decreased to 9.99 percent of total deposits at June 30, 2007 from 16.3 percent at June 30, 2006. This change was due primarily to increased rates and enhanced market competition for certificates of deposit $100,000 and greater in 2007 compared to 2006. As such, the Corporation elected to continue to reduce its reliance on this segment of deposits in the current rate environment.

Core Deposit Mix

The following table depicts the Corporation’s core deposit mix at June 30, 2007 and 2006.

	June 30,				Net Change Volume 2007 vs. 2006
	2007		2006
	Amount	Percentage	Amount	Percentage
	(Dollars in Thousands)
Demand Deposits	$127,479	36.1	$131,722	38.5	$(4,243)
Interest-Bearing Demand	126,112	35.7	101,376	29.7	24,736
Regular Savings	52,123	14.8	64,382	18.8	(12,259)
Money Market Deposits under $100	47,444	13.4	44,351	13.0	3,093
Total core deposits	$353,158	100.0	$341,831	100.0	$11,327
Total deposits	$678,011		$772,963		(94,952)
Core deposits to total deposits	52.1%		44.2%

Short-Term Borrowings

Short-term borrowings can be used to satisfy daily funding needs. Balances in those accounts fluctuate on a day-to-day basis. The Corporation’s principal short-term funding sources are Federal funds purchased and securities sold under agreement to repurchase. Average short-term borrowings, including federal funds purchased, during the first six months of 2007 amounted to approximately $222.0 million, an increase of $19.5 million or 2.08 percent from the first six months of 2006.

The following table is a summary of securities sold under repurchase agreements for the six-month periods ended.

	June 30,
	2007	2006
Securities sold under repurchase agreements:
Average interest rate:
At period end	4.76%	3.69%
For the period	4.24%	3.77%
Average amount outstanding during the period:	$100,698	$136,672
Maximum amount outstanding at any month end:	$119,042	$195,103
Amount outstanding at period end:	$119,042	$96,873

Operating, Investing and Financing Cash Flow

The consolidated statements of cash flows present the changes in cash and cash equivalents from operating, investing and financing activities. During the six months ended June 30, 2007, cash and cash equivalents (which decreased overall by $20.0 million) were provided (on a net basis) by investing activities in the amount of approximately $21.3 million, primarily from a decrease in loans and a as result of net securities cash flow, offset by cash used in financing activities in the amount of approximately $40.8 million, primarily due to a decline in deposits, dividend payments offset in part with a net increase in borrowings of $10.4 million. Net cash used in operating activities amounted to $443,000. At June 30, 2007, the Corporation had no commitments to settle sales or purchase of securities under trade date accounting.

In comparison, the consolidated statements of cash flows for the six months ended June 30, 2006, cash and cash equivalents (which increased overall by $27.9 million) were provided (on a net basis) by operating activities in the amount of approximately $4.4 million and investing activities in the amount of approximately $62.9 million, primarily due to $105.3 million in proceeds from the sale of investment securities available for sale and another $102.6 million in proceeds from maturing investment securities available for sale offset by purchases of $125.4 million of securities available for sale and a $24.8 million increase in loans. Financing activities primarily consisted of cash provided by increases in deposits of $73.4 million offset by a decrease in borrowings of $39.7 million and payments on Federal Home Loan Bank advances of $67.2 million

Stockholders’ Equity

Total stockholders’ equity amounted to $95.8 million or 9.57 percent of total assets at June 30, 2007, compared to $97.6 million or 9.28 percent of total assets at December 31, 2006. The change in stockholders’ equity at June 30, 2007 included, among other things, the impact of the recording of a pension curtailment associated with the reduction in workforce under which the Corporation recorded a $98,000 net of tax charge to the other comprehensive income component of stockholders’ equity. Book value per common share was $6.89 at June 30, 2007, compared to $6.78 at June 30, 2006. Tangible book value (i.e., total stockholders’ equity less goodwill and other intangible assets) per common share was $5.65 at June 30, 2007, and $5.76 at December 31, 2006, and $5.53 at June 30, 2006. Tangible book value is a non-GAAP financial measure and represents total stockholders’ equity less goodwill and other intangible assets, calculated on a per common share basis. The Corporation has provided a reconciliation by also reporting its total book value per share. The Corporation believes that a disclosure of tangible book value per share may be helpful for those investors who seek to evaluate the Corporation’s book value per share without giving effect to goodwill and other intangible assets.

The Corporation had no share repurchases of common stock during the first six months of 2007. In the comparable six months of 2006, the Corporation repurchased 218,719 shares at an average cost per share of $11.77 per share under its buy back program. The Corporation repurchased a total of 343,253 common shares during the twelve-months ended December 31, 2006 at an average cost per share of $11.38 per share. At June 30, 2007, there were 362,139 shares still available for repurchase under the Corporation’s stock buyback program.

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

Risk-Based Capital/Leverage

The Tier I leverage capital at June 30, 2007 (defined as tangible stockholders’ equity for common stock and Trust Preferred Capital Securities) amounted to $88.8 million or 8.87 percent of total assets. At June 30, 2007, the Corporation’s Tier I leverage risk-based capital amounted to $88.8 million or 8.82 percent of average total assets.

Tier I capital excludes the effect of SFAS No. 115, which amounted to $4.2 million of net unrealized losses, after tax, on securities available-for-sale (reported as a component of accumulated other comprehensive income which is included in stockholders’ equity), $815,000 of net unrealized losses related to the adoption of FASB No. 158, and goodwill and intangible assets of $17.3 million as of June 30, 2007. For information on goodwill and intangible assets, see Note 1 to the Consolidated Financial Statements.

United States bank regulators have issued guidelines establishing minimum capital standards related to the level of assets and off balance-sheet exposures adjusted for credit risk. Specifically, these guidelines categorize assets and off balance-sheet items into four risk-weightings and require banking institutions to maintain a minimum ratio of capital to risk-weighted assets.

At December 31, 2006, the Corporation’s Tier 1 and total risk-based capital ratios were 13.50 percent and 14.26 percent, respectively. These ratios are well above the minimum guidelines of capital to risk-adjusted assets in effect as of June 30, 2007.

The foregoing capital ratios are based in part on specific quantitative measures of assets, liabilities and certain off-statement of condition items as calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by the bank regulators regarding capital components, risk weightings and other factors. As of June 30, 2007, management believes that each of the Bank and the Parent Corporation meet all capital adequacy requirements to which it is subject.

Subordinated Debentures

On December 19, 2003, Center Bancorp Statutory Trust II, a statutory business trust and wholly-owned subsidiary of Center Bancorp, Inc., issued $5.0 million of, MMCapS capital securities to investors due on January 23, 2034.

The capital securities presently qualify as Tier I capital. The trust loaned the proceeds of this offering to the Corporation and received in exchange $5.2 million of the Parent Corporation’s subordinated debentures. The subordinated debentures are redeemable in whole or part, prior to maturity but after January 23, 2009. The floating interest rate on the subordinated debentures is three-month LIBOR plus 2.85 percent and reprices quarterly. The rate at June 30, 2007 was 8.21 percent.

On December 18, 2001, Center Bancorp Statutory Trust I, a statutory business trust and wholly-owned subsidiary of Center Bancorp, Inc., issued $10.0 million of floating rate capital trust pass through securities to investors due on December 18, 2031. The trust loaned the proceeds of this offering to the Corporation and received in exchange $10.3 million of the Parent Corporation’s subordinated debentures. The subordinated debentures were redeemed in whole on December 18, 2006. Prior to redemption on December 18, 2006, the floating interest rate on the subordinated debentures was three-month LIBOR plus 3.85 percent and repriced quarterly.

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

Based on the results of the interest simulation model as of June 30, 2007, and assuming that management does not take action to alter the outcome, the Corporation would expect an increase of 13.6 percent in net interest income if interest rates decreased 200 basis points from the current rates in a change as noted above over a 12-month period. In a rising rate environment, based on the results of the model as of June 30, 2007, the Corporation would expect a decrease of 14.0 percent in net interest income if interest rates increased by 200 basis points from current rates in a gradual change over a twelve month period.

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

Equity Price Risk

The Corporation is exposed to equity price risk inherent in its portfolio of publicly traded equity securities, which had an estimated fair value of $2.6 million at June 30, 2007 and $4.9 million at June 30, 2006. The Corporation monitors its equity investments for impairment on a periodic basis. In the event that the carrying value of the equity investment exceeds its fair value, and the Corporation determines the decline in value to be other than temporary, the Corporation will reduce the carrying value to its current fair value.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

As of June 30, 2007, the Corporation has purchased 345,253 common shares at an average cost per share of $11.38 under the stock buyback program amended on March 27, 2006 for the repurchase of up to 705,392 shares of the Corporation’s outstanding common stock. The repurchased shares were recorded as Treasury Stock, which resulted in a decrease in stockholder’s equity. During the six-months ended June 30, 2007 there were no shares repurchased.

Item 4. Submission of Matters to a Vote of Securities Holders

The Annual Meeting of shareholders was held on Tuesday, May 15, 2007

The following Class 1 Directors, whose three-year terms will expire in 2010, were elected with the following share votes:

	For	Authority Withheld
Brenda Curtis	10,830,031	167,652
Larry Seidman	6,216,135	59,091
Raymond Vanaria	6,197,559	77,667
Harold Schecter	6,070,667	204,559

The following Class 2 Directors, have terms which continue until the 2009 Annual Meeting:

Hugo Barth, III
Alexander A. Bol
John J. DeLaney, Jr.
Eugene V. Malinowski
William A. Thompson

The following Class 3 Directors, have terms which continue until the 2008 Annual Meeting:

Kenneth W. Battiato
James J. Kennedy
Stephen J. LaMont
Paul Lomakin, Jr.
Herbert Schiller

Item 5. Other Information

None

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

Date: August 9, 2007