Form 10-Q
period 2007-09-30
CENTER BANCORP INC
filed 2007-11-09
CIK 712771

UNITED STATES OF AMERICA
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _____ to _____

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

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ NO ☒

Common Stock, No Par Value:	13,470,947
(Title of Class)	(Outstanding at November 05, 2007)

CENTER BANCORP INC.

INDEX TO FORM 10-Q

i

PART I — FINANCIAL INFORMATION

The following unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and, accordingly, do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2007, or for any other interim period. The Center Bancorp, Inc. 2006 Annual Report on Form 10-K should be read in conjunction with these statements.

Item 1. Financial Statements

CENTER BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CONDITION

	September 30, 2007	December 31, 2006
(Dollars in Thousands)	(unaudited)
ASSETS
Cash and due from banks	$15,277	$34,088
Federal funds sold and securities purchased under agreement to resell	0	10,275
Total cash and cash equivalents	15,277	44,363
Investment securities available-for-sale	229,517	250,603
Investment securities held to maturity (approximate market value of $113,340 in 2007 and $130,900 in 2006)	114,462	131,130
Total investment securities	343,979	381,733
Loans, net of unearned income	550,847	550,414
Less — Allowance for loan losses	5,021	4,960
Net Loans	545,826	545,454
Restricted investment in bank stocks, at cost	7,347	7,805
Premises and equipment, net	17,662	18,829
Accrued interest receivable	5,163	4,932
Bank owned life insurance	22,044	21,368
Other assets	13,262	9,588
Goodwill and other intangible assets	17,230	17,312
Total assets	$987,790	$1,051,384
LIABILITIES
Deposits:
Non-interest bearing	$121,884	$136,453
Interest-bearing
Time deposits $100 and over	68,085	83,623
Interest-bearing transactions, savings and time deposits $100 and less	461,030	506,695
Total deposits	650,999	726,771
Overnight Federal funds and securities sold under agreement to repurchase	87,906	29,443
Short-term borrowings	10,202	2,000
Long-term borrowings	134,481	174,991
Subordinated debentures	5,155	5,155
Accounts payable and accrued liabilities	5,317	15,411
Total liabilities	894,060	953,771
STOCKHOLDERS’ EQUITY
Preferred Stock, no par value:
Authorized 5,000,000 shares; none issued	—	—
Common stock, no par value:
Authorized 20,000,000 shares; issued 15,190,984 shares at September 30, 2007 and December 31, 2006; outstanding 13,692,534 shares at September 30, 2007 and 13,910,450 shares at December 31, 2006, respectively	86,908	77,130
Additional paid in capital	4,912	4,535
Retained earnings	15,805	25,989
Treasury stock, at cost (1,498,450 shares at September 30, 2007 and 1,280,534 shares at December 31, 2006)	(9,788)	(6,631)
Accumulated other comprehensive loss	(4,107)	(3,410)
Total stockholders’ equity	93,730	97,613
Total liabilities and stockholders’ equity	$987,790	$1,051,384

See the accompanying notes to the consolidated financial statements.

CENTER BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in Thousands, Except Per Share Data)	2007	2006	2007	2006
	(unaudited)		(unaudited)
Interest income:
Interest and fees on loans	$8,460	$8,345	$25,087	$23,483
Interest and dividends on investment securities:
Taxable interest income	3,390	3,666	10,344	12,067
Non-taxable interest income	792	945	2,399	2,971
Dividends	254	442	981	1,011
Interest on Federal funds sold and securities purchased under agreement to resell	40	234	521	385
Total interest income	12,936	13,632	39,332	39,917
Interest expense:
Interest on certificates of deposit $100 or more	1,132	1,180	3,022	3,883
Interest on other deposits	3,954	4,049	12,704	8,938
Interest on borrowings	2,369	2,451	7,279	8,436
Total interest expense	7,455	7,680	23,005	21,257
Net interest income	5,481	5,952	16,327	18,660
Provision for loan losses	100	0	200	0
Net interest income after provision for loan losses	5,381	5,952	16,127	18,660
Other income:
Service charges, commissions and fees	438	443	1,293	1,330
Other income	105	99	332	309
Annuity and insurance	131	40	254	145
Bank owned life insurance	223	213	676	597
Net gain (loss) on securities sold	14	212	943	(3,366)
Total other income (loss)	911	1,007	3,498	(985)
Other expense:
Salaries and employee benefits	3,107	2,955	9,083	9,274
Occupancy, net	692	563	2,044	1,690
Premises and equipment	442	461	1,340	1,376
Professional and consulting	311	223	1,449	776
Stationery and printing	87	159	361	548
Marketing and advertising	152	164	424	465
Computer expense	151	181	464	545
Other	1,138	1,029	3,399	3,028
Total other expense	6,080	5,735	18,564	17,702
Income (loss) before income tax expense (benefit)	212	1,224	1,061	(27)
Income tax expense (benefit)	(786)	(78)	(2,263)	(1,634)
Net income	$998	$1,302	$3,324	$1,607
Earnings per share:
Basic	$0.07	$0.09	$0.24	$0.11
Diluted	$0.07	$0.09	$0.24	$0.11
Weighted average common shares outstanding:
Basic	13,864,272	13,896,165	13,894,888	13,980,411
Diluted	13,938,892	13,989,262	13,950,298	14,060,089

All common share and per common share amounts have been adjusted to reflect the 5 percent stock dividend declared on March 29, 2007 and paid on June 1, 2007.

See the accompanying notes to the consolidated financial statements.

CENTER BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in thousands, except per share data)	Common Stock Amount	Additional Paid In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance, December 31, 2005	$77,130	$3,787	$26,915	$(3,701)	$(4,642)	$99,489
Cash dividends declared ($0.26 per share)			(3,612)			(3,612)
Issuance of common stock			(16)			(16)
Exercise of stock option		229		307		536
Purchase of treasury stock				(3,366)		(3,366)
Stock based compensation		259				259
Net income			1,607			1,607
Other comprehensive (income)					1,780	1,780
Balance, September 30, 2006	$77,130	$4,275	$24,894	$(6,760)	$(2,862)	$96,677
Balance, December 31, 2006	$77,130	$4,535	$25,989	$(6,631)	$(3,410)	$97,613
Cash dividends declared ($0.27 per share)			(3,714)			(3,714)
5 percent stock dividend	9,778		(9,778)			—
Issuance of common stock		266	(16)			250
Stock based compensation		111				111
Treasury stock purchase				(3,157)		(3,157)
Net income			3,324			3,324
Other comprehensive (loss)					(697)	(697)
Balance, September 30, 2007	$86,908	$4,912	$15,805	$(9,788)	$(4,107)	$93,730

See the accompanying notes to the consolidated financial statements.

CENTER BANCORP, INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
(Dollars In Thousands)	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,324	$1,607
Adjustments to Reconcile Net Income to Net Cash (used in) Provided by Operating Activities:
Depreciation and amortization	1,267	1,341
Provision for loan losses	200	—
Stock-based compensation expense	111	119
Net (gains) losses on sale of investment securities available-for-sale	(369)	3,366
Net gains on calls/sale of investment securities held to maturity	(574)	—
(Increase) decrease in accrued interest receivable	(231)	623
Increase in other assets	(3,674)	(3,676)
Decrease in other liabilities	(555)	(1,597)
Increase in cash surrender value of bank owned life insurance	(676)	(597)
Amortization of premium and accretion of discount on investment securities, net	99	189
Net cash (used in) provided by operating activities	(1,078)	1,375
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of investment securities available-for-sale	145,051	180,043
Proceeds from maturities, calls and paydowns of securities held to maturity	9,206	5,500
Net sales of restricted investment in bank stock	458	4,030
Proceeds from sales of investment securities available-for-sale	41,671	129,200
Proceeds from calls/sales of investment securities held to maturity	9,937	—
Purchase of securities available-for-sale	(175,503)	(189,428)
Purchase of securities held to maturity	(2,000)	(2,000)
Net increase in loans	(572)	(31,553)
Property and equipment expenditures, net	(18)	(1,528)
Purchase of bank owned life insurance	—	(2,000)
Net cash provided by investing activities	28,230	92,264
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in deposits	(75,772)	31,126
Net increase (decrease) in short-term borrowings	37,038	(32,458)
Proceeds from FHLB advances	20,000	—
Payment on FHLB advances	(30,883)	(79,017)
Dividends paid	(3,714)	(3,612)
Proceeds from issuance of common stock	(16)	(16)
Exercise of stock options	266	676
Purchase of treasury stock	(3,157)	(3,366)
Net cash used in financing activities	(56,238)	(86,667)
Net (decrease) increase in cash and cash equivalents	(29,086)	6,972
Cash and cash equivalents at beginning of year	44,363	19,343
Cash and cash equivalents at end of year	$15,277	$26,315
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during year for:
Interest paid on deposits and borrowings	$19,659	$21,037
Income taxes	$515	$334

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

Premises and Equipment

Land is carried at cost and bank premises and equipment at cost less accumulated depreciation based on estimated useful lives of assets, computed principally on a straight-line basis. Expenditures for maintenance

CENTER BANCORP, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Summary of Significant Accounting Policies  – (continued)

and repairs are charged to operations as incurred; major renewals and betterments are capitalized. Gains and losses on sales or other dispositions are recorded as a component of other income or other expenses. The Corporation reclassified $1.94 million carrying cost of its Florham Park building in progress to other assets at September 30, 2007. The property is being held for sale.

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

Mortgage Servicing

The Corporation performs various servicing functions on loans owned by others. A fee, usually based on a percentage of the outstanding principal balance of the loan, is received for those services. At September 30, 2007 and December 31, 2006, the Corporation was servicing approximately $12.4 million and $13.4 million, respectively, of loans for others.

The Corporation accounts for its transfers and servicing of financial assets in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” The Corporation originates mortgages under plans to sell those loans and service the loans owned by the investor. The Corporation records mortgage servicing rights and the loans based on relative fair values at the date of sale. The balance of mortgage servicing rights at September 30, 2007 and December 31, 2006 are immaterial to the Corporation’s consolidated financial statements.

Loans Held for Sale

Mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregated costs or estimated fair value. Gains and losses on sales of loans are also accounted for in accordance with SFAS No. 134 “Accounting for Mortgage Securities retained after Securitizations or Mortgage Loans Held for Sale by a Mortgage Banking Enterprise.” At September 30, 2007, the Corporation held no loans for sale and at December 31, 2006 had approximately $1.5 million in loans held for sale.

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

SFAS No. 158

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — An Amendment of FASB No. 87, 88, 106 and 132(R)” (“SFAS 158”). SFAS 158 requires that the funded status of defined benefit postretirement plans be recognized on the Corporation’s statement of condition, and changes in the funded status be reflected in other comprehensive income,

CENTER BANCORP, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Summary of Significant Accounting Policies  – (continued)

effective for fiscal years ended after December 15, 2006. SFAS 158 also requires companies to measure the funded status of the plan as of the date of its fiscal year-end, effective for fiscal years ending after December 15, 2008. The Corporation expects to adopt the measurement provisions of SFAS 158 effective December 31, 2008. Based upon the December 31, 2006 statement of condition and pension disclosures, the impact of adopting SFAS 158 resulted in a pretax increase in the accumulated other comprehensive loss of $815,000.

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

Treasury Stock

The Corporation announced on March 27, 2006 that its Board of Directors approved an increase in its then current share buyback program to 5 percent of outstanding shares, enhancing its then current authorization by 425,825 shares to 684,965 shares. The Corporation announced on October 1, 2007 that its Board of Directors approved an additional increase in its current share buyback program to 5 percent of outstanding shares, enhancing its current authorization by 684,627 shares. The total buyback authorization has been increased to 1,390,019 shares. Repurchases may be made from time to time as, in the opinion of management, market conditions warrant, in the open market or in privately negotiated transactions. Shares repurchased will be added to the corporate treasury and will be used for future stock dividends and other issuances. As of September 30, 2007, Center Bancorp had 13.7 million shares of common stock outstanding. As of September 30, 2007, the Corporation had purchased 635,427 common shares at an average cost per share of $11.75 under the stock buyback program as amended on March 27, 2006. The repurchased shares were recorded as Treasury Stock, which resulted in a decrease in stockholders’ equity.

Treasury stock is recorded using the cost method and accordingly is presented as a reduction of stockholders’ equity.

CENTER BANCORP, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Summary of Significant Accounting Policies  – (continued)

Goodwill

Goodwill represents the excess of the cost of an acquisition over the fair value of net assets acquired. Goodwill is tested at least annually for impairment. No impairment of goodwill was recorded for the nine-months ended September 30, 2007 and 2006.

Comprehensive Income

Total comprehensive income includes all changes in equity during a period from transactions and other events and circumstances from non-owner sources. The Corporation’s other comprehensive income is comprised of unrealized holding gains and losses on securities available-for-sale and an additional minimum pension liability.

Disclosure of comprehensive income for the nine months ended September 30, 2007 and 2006 is presented in the Consolidated Statements of Changes in Stockholders’ Equity and presented in detail in Note 5.

Bank Owned Life Insurance

During 2001, the Corporation invested $12.5 million in Bank Owned Life Insurance (“BOLI”) to help offset the rising cost of employee benefits, and made subsequent investments in 2004 of $2.5 million and in 2006 of $2.0 million. The change in the cash surrender value of the BOLI was recorded as a component of other income and amounted to $676,000 for the first nine months of 2007 and $597,000 in the comparable 2006 period.

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

Advertising Costs

The Corporation recognizes its marketing and advertising cost as incurred. Advertising costs were $424,000 and $465,000 for the nine months ended September 30, 2007 and 2006, respectively.

Reclassifications

Certain reclassifications have been made in the consolidated financial statements for 2006 to conform to the classifications presented in 2007.

Note 2 — Stock Based Compensation

At September 30, 2007, the Corporation had four stock-based compensation plans, which are described more fully below. Through December 31, 2005, the Corporation accounted for those plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees, and related interpretations.”

Stock Option Plans

At September 30, 2007, the Corporation maintained two stock-based compensation plans from which new grants could be issued. The Corporation’s Stock Option Plans permit Parent Corporation common stock to be issued to key employees and directors of the Corporation and its subsidiaries. The options granted under the plans are intended to be either Incentive Stock Options or Non-qualified Options. Under the 1999 Employee Stock Incentive Plan, an aggregate of 228,151 shares remain available under the plan and are authorized for issuance. Under the 2003 Non-Employee Director Stock Option Plan an aggregate total of 457,007 shares remain. Such shares may be treasury shares, newly issued shares or a combination thereof.

CENTER BANCORP, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 — Stock Based Compensation  – (continued)

Options have been granted to purchase common stock principally at the fair market value of the stock at the date of grant. Options are exercisable over a three year vesting period starting one year after the date of grant and generally expire ten years from the date of grant.

The total compensation expense related to these plans was $111,370 and $118,591 for the nine months ended September 30, 2007 and September 30, 2006, respectively. Prior to December 31, 2005, the Corporation accounted for those plans under the recognition and measurement provisions of APB 25. Accordingly, the Corporation generally recognized compensation expense only when it granted options with a discounted exercise price. As a result during that period, no stock-based employee compensation expense or any resulting compensation expense was recognized ratably over the associated service period, which was generally the option vesting term.

Effective January 1, 2006, the Corporation adopted the fair value recognition provisions of SFAS 123R, using the modified prospective transition method and therefore has not restated prior period results. Under this transition method, stock-based compensation expense for the first nine months of fiscal 2006 included compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of, December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. Stock-based compensation expense for all share-based payment awards granted after December 31, 2005 is based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. The Corporation recognizes these compensation costs net of a forfeiture rate and recognizes the compensation costs for only those shares expected to vest on a straight-line basis over the requisite service period of the award, which is generally the option vesting term of 3 years. The Corporation estimated the forfeiture rate for the first nine months of fiscal 2006 based on its historical experience during the preceding seven fiscal years.

For the nine months ended September 30, 2007, the Corporation’s income before income taxes and net income was reduced by $111,370 and $73,504, respectively, as a result of the compensation expense related to stock options. The increase to the loss for the nine months ended September 30, 2006 was $118,591 before income taxes and $71,226 after tax.

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

There were 38,203 and 33,075 shares granted at June 1, 2007, and at June 1, 2006, respectively. The fair value of share-based payment awards was estimated using the Black-Scholes option pricing model with the following assumptions and weighted average fair values:

	Stock Options	Stock Options
	Nine-Months Ended September 30, 2007	Nine-Months Ended September 30, 2006
Weighted average fair value of grants	$6.48	$5.53
Risk-free interest rate	4.92%	5.03%
Dividend yield	2.51%	2.70%
Expected volatility	47.4%	49.5%
Expected life in months	72	72

CENTER BANCORP, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 — Stock Based Compensation  – (continued)

Option activity under the principal option plans as of September 30, 2007 and changes during the nine months ended September 30, 2007 were as follows:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In Thousands)		(In Years)
Outstanding at December 31, 2006	340,850	$6.07 - 15.12		$772,961
Granted	38,203	$15.73
Exercised	74,258	$7.71 - 10.66		314,528
Forfeited/cancelled/expired	18,937	$10.50 - 12.54		11,943
Outstanding at September 30, 2007	285,858	$6.07 - 15.73	6.41	$542,605
Exercisable at September 30, 2007	209,776	$6.07 - $15.12	5.56	$514,060

Restated for 5 percent common stock dividend declared March 29, 2007 and paid on June 1, 2007

The aggregate intrinsic value of options above represents the total pretax intrinsic value (the difference between the Parent Corporation’s closing stock price on the last trading day of the third quarter of fiscal 2007 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2007. This amount is based on the fair market value of the Corporation’s stock.

As of September 30, 2007, $431,800 of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 2.73 years.

Note 3 — Acquisitions

On March 16, 2007, the Parent Corporation announced that it signed a definitive merger agreement to acquire Beacon Trust Company, a privately held limited purpose trust company based in Madison, New Jersey. On October 26, 2007, the parties mutually agreed to terminate the merger agreement.

Note 4 — Recent Accounting Pronouncements

FSP FIN 48-1

In May 2007, the FASB issued FASB Staff Position (“FSP”) FIN 48-1 “Definition of Settlement in FASB Interpretation No. 48” (FSP FIN 48-1). FSP FIN 48-1 provides guidance on how to determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. FSP FIN 48-1 is effective retroactively to January 1, 2007. The implementation of this standard did not have a material impact on the Corporations consolidated financial position or results of operations.

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

The adoption of FIN 48 did not impact the Corporation’s consolidated financial condition, results of operations or cash flows. At January 1, 2007, the Corporation had unrecognized tax benefits of $1.1 million, which primarily related to uncertainty regarding the sustainability of certain deductions to be taken in 2007

CENTER BANCORP, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 — Recent Accounting Pronouncements  – (continued)

and future U.S. Federal income tax returns related to the liquidation of the Corporation’s New Jersey REIT subsidiaries. To the extent these unrecognized tax benefits are ultimately recognized, they will impact the effective tax rate in a future period. At September 30, 2007 the Corporation had recorded as a component of tax expense approximately $41,277 in interest expense related to the above.

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

EITF 06-10

In March 2007, the FASB ratified Emerging Issues Task Force Issue No. 06-10 “Accounting for Collateral Assignment Split-Dollar Life Insurance Agreements” (EITF 06-10). EITF 06-10 provides guidance for determining a liability for the postretirement benefit obligation as well as recognition and measurement of the

CENTER BANCORP, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 — Recent Accounting Pronouncements  – (continued)

associated asset on the basis of the terms of the collateral assignment agreement. EITF 06-10 is effective for fiscal years beginning after December 15, 2007. The Corporation currently does not expect the impact of EITF 06-10 to have a material effect on its consolidated financial position and results of operations.

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

The changes in the components of other comprehensive income, net of taxes, were as follows for the following fiscal periods:

(Dollars in Thousands)	Before Tax Amount	Tax Benefit (Expense)	Net of Tax Amount
For the nine month period ended September 30, 2007:
Net unrealized gains on available for sale securities
Net unrealized holding losses arising during period	$(1,784)	$713	$(1,071)
Less reclassification adjustment for net gains arising during the period	(369)	(70)	(439)
Net unrealized losses	$(2,153)	$643	$(1,510)
Change in pension liability due to settlement of pension curtailment	1,353	(540)	813
Other comprehensive income, net	$(800)	$103	$(697)
For the nine month period ended September 30, 2006:
Net unrealized losses on available for sale securities
Net unrealized holding losses arising during period	$(347)	$139	$(208)
Less reclassification adjustment for net losses arising during the period	3,365	(1,377)	1,988
Net unrealized losses	$3,018	$(1,238)	$1,780
Other comprehensive income, net	$3,018	$(1,238)	$1,780

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

Earnings per common share have been computed based on the following:

CENTER BANCORP, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 — Earnings per Share Reconcilement  – (continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2007	2006	2007	2006
Net Income	$998	$1,302	$3,324	$1,607
Average number of common shares outstanding	13,864	13,896	13,895	13,980
Effect of dilutive options	75	93	55	80
Average number of common shares outstanding used to calculate diluted earnings per common share	13,939	13,989	13,950	14,060
Net income per share
Basic	$0.07	$0.09	$0.24	$0.11
Diluted	$0.07	$0.09	$0.24	$0.11

Note 7 — Components of Net Period Benefit Cost

The following table sets forth changes in projected benefit obligation, changes in fair value of plan assets, funded status, and amounts recognized in the consolidated statements of condition for the Corporation’s pension plans for the three and nine months ending September 30, 2007 and 2006. The pension figures for the three and nine months period ended September 30, 2007 reflect the effects of a settlement of a pension curtailment resulting from the workforce reduction implemented in the first quarter of 2007.

	Three Months Ended September 30,				Nine Months Ended September 30,
	Pension Benefits		Other Postretirement Benefits		Pension Benefits		Other Postretirement Benefits
(Dollars in thousands)	2007	2006	2007	2006	2007	2006	2007	2006
Service cost	$81	$236	$14	$14	$588	$709	$42	$42
Interest cost	151	134	22	22	474	402	66	64
Expected return on plan assets	(169)	(148)	—	—	(527)	(444)	—	—
Amortization of prior service cost	—	1	—	1	2	3	—	4
Amortization of the net loss	—	1	2	27	3	4	6	81
Recognized curtailment (gain)	(1,161)	—	—	—	(1,155)	—	—	—
Net periodic benefit cost	$(1,098)	$224	$38	$64	$(615)	$674	$114	$191

On August 9, 2007, the Corporation announced that as part of its ongoing effort to reduce operating expense, it has frozen its defined benefit pension plan and that it redesigned its 401(k) savings plan, effective September 30, 2007. The changes are consistent with cost reduction strategies and a shift in the focus of future savings of retirement benefits toward the more predictable cost structure of a 401(k) plan and away from the legacy costs of a defined benefit pension plan. The changes include: stopping the accrual of future benefits in the Corporation’s defined benefit pension plan, and fully preserving all retirement benefits that employees will have earned as of September 30, 2007; and redesigning its 401(k) savings plan by giving current pension plan participants an annual company-funded contribution of as much as 6 percent of their pay. To provide this benefit through its 401(k) Plan, the Corporation plans to double the current company match to dollar-for-dollar on up to 6 percent of salary deferrals. As a result, the Corporation recorded a one-time pre-tax benefit related to these pension plan changes of approximately $1.2 million in the third quarter of 2007, reflecting the curtailment of the defined benefit plan. The Corporation expects the plan changes will result in retirement-related expense savings of $900,000 to $1.1 million pre-tax for 2008, based on current 2007 pension assumptions. Such statement represents a forward-looking statement under the Private Securities Litigation Reform Act of 1995; actual results could differ materially due to several uncertainties, including the risks associated with making revisions to employees’ retirement expectations.

CENTER BANCORP, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 — Components of Net Period Benefit Cost  – (continued)

Contributions

The Corporation previously disclosed in its consolidated financial statements for the year ended December 31, 2006, that it expected to contribute $850,000 to its pension plans in 2007. For the nine months ended September 30, 2007, the Corporation contributed $408,333 to the plan. However, based on the freezing of its pension plan effective September 30, 2007, the Corporation presently does not anticipate making any further contributions for the year to fund its pension plan obligations in 2007.

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

Accrued interest in the amount of $41,277 are accrued at September 30, 2007 and carried in other liabilities. The Corporation believes that it has appropriate support for the income tax positions taken and to be taken on its tax returns and that its accruals for tax liabilities are adequate for all open years based on an assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter.

The Corporation adopted the provisions of FIN 48 on January 1, 2007. The adoption of FIN 48 did not impact the Corporation’s consolidated financial condition, results of operations or cash flows. At January 1, 2007, the Corporation had unrecognized tax benefits of $1.1 million compared to $1.6 million at September 30, 2007, which primarily related to uncertainty regarding the sustainability of certain deductions to be taken in 2006 and future U.S. Federal income tax returns related to the liquidation of the Corporation’s New Jersey REIT subsidiary. To the extent these unrecognized tax benefits are ultimately recognized, they will impact the effective tax rate in a future period. At September 30, 2007 the Corporation recorded approximately $41,277 in interest expense as a component of tax expense related to the above.

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

Note 9 — Variable Interest Entities  – (continued)

The characteristics of the business trusts and capital securities have not changed with the deconsolidation of the trusts. The capital securities provide an attractive source of funds since they constitute Tier 1 capital for regulatory purposes, but have the same tax advantages as debt for Federal income tax purposes.

On March 1, 2005, the Board of Governors of the Federal Reserve System adopted a final rule that allows the continued inclusion of outstanding and prospective issuances of trust preferred securities in the Tier I capital of bank holding companies, subject to stricter quantitative limits and qualitative standards. The new quantitative limits become effective after a five-year transition period ending March 31, 2009. Under the final rules, trust preferred securities and other restricted core capital elements are limited to 25 percent of all core capital elements. Amounts of restricted core capital elements in excess of these limits may be included in Tier II Capital. At September 30, 2007, the only restricted core capital element owned by the Corporation is trust preferred securities. Based on a preliminary review of the final rule, the Corporation believes that its trust preferred issues qualify as Tier I Capital. However, in the event that the trust preferred issues would not qualify as Tier I Capital, the Corporation would remain well capitalized.

As of September 30, 2007, assuming the Corporation was not allowed to include the $5.2 million in subordinated debentures in Tier 1 capital, the Corporation would have had a Tier 1 capital ratio of 12.31 percent and a total risk based capital ratio of 13.07 percent.

To the extent that the trusts have funds available to make payments, as guarantor, the Corporation continues to unconditionally guarantee payment of: required distributions on the capital securities; the redemption price when a capital security is redeemed; and the amounts due if a Trust is liquidated or terminated. During the first nine months of 2007, the business trusts did not repurchase any capital securities or related debentures.

Note 10 — Stockholder’s Equity

On March 29, 2007, the Corporation declared a 5 percent common stock dividend payable to common stockholders of record May 1, 2007 on June 1, 2007, the issued common shares have been reflected in stockholder’s equity at September 30, 2007 and all per share disclosures have been retroactive adjusted.

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

The Corporation accounts for goodwill and other identifiable intangible assets in accordance with SFAS No. 142, “Goodwill and intangible assets.” SFAS No. 142 includes requirements to test goodwill and indefinite lived intangible assets for impairment rather than amortize them. The Corporation has tested the goodwill and at September 30, 2007, there was no goodwill impairment.

Recent Developments

On October 25, 2007, the Corporation announced that the Boards of Directors of the Corporation and Beacon Trust Company mutually agreed to terminate their Agreement and Plan of Merger dated as of March 15, 2007. Concurrently, the parties agreed to a dismissal of litigation commenced by Beacon Trust Company in October 2007 to compel consummation of the merger. During the fourth quarter of 2007, the Corporation will recognize merger-related expenses, reflecting the cost of the transaction from the outset of negotiations, in an amount expected to be approximately $600,000.

Earnings Analysis

Net income for the three months ended September 30, 2007 amounted to $998,000 compared to $1,302,000 for the comparable three-month period ended September 30, 2006. The Corporation recorded earnings per fully diluted common share of $.07 for the three months ended September 30, 2007 as compared with $.09 per fully diluted common share for the three months ended September 30, 2006. The annualized return on average assets decreased to .40 percent for the three months ended September 30, 2007 compared with 0.50 percent for the comparable three-month period in 2006. The annualized return on average stockholders’ equity was 4.21 percent for the three-month period ended September 30, 2007 as compared to 5.48 percent for the three months ended September 30, 2006.

For the nine months ended September 30, 2007 the Corporation recorded net income of $3,324,000 compared to $1,607,000 during the comparable nine months of 2006. In March 2006, the Corporation restructured its statement of condition and sold $86.3 million of available for sale securities, which had resulted in a charge of $3.6 million ($2.4 million net of tax). The Corporation recorded earnings per fully diluted common share of $.24 for the nine months ended September 30, 2007 as compared with $.11 per fully diluted common share for the nine months ended September 30, 2006. The annualized return on average assets increased to .43 percent for the nine months ended September 30, 2007 compared with 0.20 percent for the comparable nine-month period in 2006. The annualized return on average stockholders’ equity was 4.58 percent for the nine-month period ended September 30, 2007 as compared to 2.22 percent for the nine months ended September 30, 2006.

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

Net Interest Income

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in thousands)	2007 Amount	2006 Amount	Amount Increase (Decrease)	Percent Change	2007 Amount	2006 Amount	Amount Increase (Decrease)	Percent Change
Interest Income:
Investments	$4,732	$5,523	$(791)	(14.32)	$14,706	$17,309	$(2,603)	(15.04)
Loans, including fees	8,460	8,345	115	1.38	25,087	23,483	1,604	6.83
Federal funds sold and securities purchased under agreement to resell	40	234	(194)	(82.91)	521	385	136	35.32
Restricted investment in bank stocks, at cost	138	108	30	(27.78)	402	399	3	0.75
Total interest income	$13,370	$14,210	(840)	(5.91)	40,716	41,576	(860)	(2.07)
Interest expense:
Time deposits of $100 or more	1,132	1,180	(48)	(4.07)	3,022	3,883	(861)	(22.17)
Deposits	3,954	4,049	(95)	(2.35)	12,704	8,938	3,766	42.13
Borrowings	2,369	2,451	(82)	(3.35)	7,279	8,436	(1,157)	(13.72)
Total interest expense	7,455	7,680	(225)	(2.93)	23,005	21,257	1,748	8.22
Net interest income on a fully tax-equivalent basis	5,915	6,530	(615)	(9.42)	17,711	20,319	(2,608)	(12.84)
Tax-equivalent adjustment	(434)	(578)	144	(24.91)	(1,384)	(1,659)	275	(16.58)
Net interest income*	$5,481	$5,952	$(471)	(7.91)	$16,327	$18,660	$(2,333)	(12.50)

*	Before the provision for loan losses

NOTE: The tax-equivalent adjustment was computed based on an assumed statutory Federal income tax rate of 34 percent. Adjustments were made for interest earned on securities of state and political subdivisions.

Net interest income on a fully tax-equivalent basis decreased $471,000 or 7.91 percent to $5.5 million for the three months ended September 30, 2007 as compared to the comparable period in 2006. For the three months ended September 30, 2007, the net interest margin decreased 7 basis points to 2.63 percent from 2.70 percent due primarily to higher rates paid on interest-bearing liabilities. For the three months ended September 30, 2007, an increase in the average cost of interest-bearing liabilities of 5 basis points coupled with a decline in yield on interest-earning assets of 18 basis points reduced the Corporation’s net interest spread by 13 basis points for the period.

Net interest income on a fully tax-equivalent basis decreased by approximately $2.3 million or 12.50 percent to $16.3 million for the nine months ended September 30, 2007 as compared to the comparable period in 2006. For the nine months ended September 30, 2007, the net interest margin decreased 26 basis points to 2.53 percent from 2.79 percent due primarily to higher rates paid on interest-bearing liabilities. For the nine months ended September 30, 2007, an increase in the average yield on interest-earning assets of 12 basis points was not sufficient to offset the increase in the average cost of interest-bearing liabilities of 44 basis points, which reduced the Corporation’s net interest spread by 32 basis points for the period.

For the three-month period ended September 30, 2007, interest income on a tax-equivalent basis decreased by $840,000 or 5.91 percent over the comparable three-month period in 2006. This decrease principally reflects a decrease in investment volume and associated interest income. The Corporation’s loan portfolio increased on average $6.3 million to $538.8 million from $532.5 million in the same quarter in 2006, primarily driven by growth in commercial business related sectors of the loan portfolio. The loan portfolio represented approximately 59.8 percent of the Corporation’s interest-earning assets (on average) during the third quarter of 2007 as compared to 55.2 percent in the same quarter in 2006. The increase in loan volume offset a decline in the volume of the Corporation’s investment portfolio. Average investment volume decreased during the period by $57.6 million compared to the third quarter of 2006.

For the nine-month period ended September 30, 2007, interest income on a tax-equivalent basis decreased $860,000 or 2.07 percent over the comparable nine-month period in 2006. An increase in average loan volume was offset by a decrease in investment volume in the mix of average earning assets. The Corporation’s loan portfolio increased on average $22.3 million to $537.5 million from $515.2 million in the same period in 2006, primarily driven by growth in commercial business related sectors of the loan portfolio. The loan portfolio represented approximately 57.7 percent of the Corporation’s interest earning assets (on average) during the first nine months of 2007 and 53.1 percent in the same period in 2006. Average investment volume decreased during the period by $63.9 million compared to the first nine months of 2006.

The factors underlying the quarter-to-quarter changes in net interest income are reflected in the tables appearing on pages 21 and 23, each of which has been presented on a tax-equivalent basis (assuming 34 percent tax rates). The tables on pages 25 and 24 (Average Statements of Condition with Interest and Average Rates) show the Corporation’s consolidated average balance of assets, liabilities, and stockholders’ equity, the amount of income produced from interest-earning assets and the amount of expense resulting from interest-bearing liabilities and the interest income as a percentage of average interest-earning assets, for the three and nine month periods ended September 30, 2007 and 2006.

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

The Federal Reserve Open Market Committee lowered the federal funds rate by 50 basis points to 4.75 percent on September 18, 2007. It was the first time the Federal Reserve changed the rate since a 25 basis point increase in June 2006. The yield on average interest-earning assets increased to 5.94 percent during the three months ended September 30, 2007 from 5.89 percent in the comparable period of 2006, a change of 5 basis points. This change was offset by higher rates paid for average interest-bearing liabilities coupled with a change in the mix of average interest-bearing liabilities. The total cost of average interest-bearing liabilities increased to 3.94 percent, a change of 18 basis points, for the three months ended September 30, 2007 from 3.76 percent for the three months ended September 30, 2006. At the same time the average volume of interest-bearing liabilities decreased by $58.2 million. The change in the average balance of interest-bearing liabilities during the three months ended September 30, 2007 was primarily a reduction in savings, time and money market deposits of $105.5 million, and $3.4 million on average in borrowings offset by increases in other interest bearing deposits. The shift in deposit mix, driven by customer demand, is reflected in the increase in higher yielding money market and other interest bearing demand deposits. These deposits increased on average $25.1 million for the third quarter of 2007 as compared with the comparable period in 2006 and accounted for 41.2 percent of the interest-bearing funding mix as compared to 35.2 percent in the comparable period of 2006. As a result of these factors, for the three months ended September 30, 2007, the Corporation’s net interest spread on a tax-equivalent basis decreased to 2.63 percent from 2.70 percent for the three months ended September 30, 2006.

For the nine months ended September 30, 2007, the Corporation’s yield on average interest-earning assets increased to 5.83 percent from 5.71 percent in the comparable period of 2006, a change of 12 basis points. This change was offset by higher rates paid for average interest-bearing liabilities coupled with a change in the mix of average interest-bearing liabilities. The total cost of average interest-bearing liabilities increased to 3.91 percent, a change of 44 basis points, for the nine months ended September 30, 2007 from 3.47 percent for the nine months ended September 30, 2006. At the same time the average volume of interest-bearing liabilities declined by $31.1 million. The reduction in the average balance of interest-bearing liabilities during the nine months ended September 30, 2007 was primarily in savings and time deposits of $72.1 million, and $43.5 million on average in borrowings offset by increases in money market and other interest bearing deposits. The shift in deposit mix, driven by customer demand, is reflected in the increase in higher yielding money market and other interest bearing demand deposits. These deposits increased on average $84.6 million for the first nine months of 2007 as compared with the comparable period in 2006 and accounted for 40.0 percent of the interest-bearing funding mix as compared to 28.1 percent in the comparable period of 2006. As a result of these factors, for the nine months ended September 30, 2007, the Corporation’s net interest spread on a tax-equivalent basis decreased to 1.92 percent from 2.24 percent for the nine months ended September 30, 2006.

The following table, “Analysis of Variance in Net Interest Income Due to Volume and Rates”, analyzes net interest income by segregating the volume and rate components of various interest-earning assets and liabilities and the changes in the rates earned and paid by the Corporation.

Analysis of Variance in Net Interest Income Due to Volume and Rates

	Three Months Ended September 30, 2007/2006 Increase (Decrease) Due to Change in:			Nine Months Ended September 30, 2007/2006 Increase (Decrease) Due to Change in:
Tax-equivalent (Dollars in Thousands)	Average Volume	Average Rate	Net Change	Average Volume	Average Rate	Net Change
Interest-earning assets:
Investment securities:
Taxable	$(327)	$41	$(286)	$(1,722)	$(97)	$(1,819)
Non-Taxable	(475)	(30)	(505)	(808)	24	(784)
Loans, net of unearned discounts	100	15	115	1,035	569	1,604
Federal funds sold and securities purchased under agreement to resell	(177)	(17)	(194)	126	10	136
Restricted investment in bank stock	13	17	30	(34)	37	3
Total interest-earning assets	$(866)	$26	$(840)	$(1,403)	$543	$(860)
Interest-bearing liabilities:
Money market deposits	(270)	299	29	937	1,347	2,284
Savings deposits	(102)	39	(63)	(376)	110	(266)
Time deposits	(714)	138	(576)	(1,621)	921	(700)
Other interest-bearing deposits	252	215	467	722	865	1,587
Borrowings	79	76	155	(1,100)	640	(460)
Trust preferred	(212)	(25)	(237)	(625)	(72)	(697)
Total interest-bearing liabilities	(967)	742	(225)	(2,063)	3,811	1,748
Change in net interest income	$101	$(716)	$(615)	$660	$(3,268)	$(2,608)

The following table, “Average Statement of Condition with Interest and Average Rates”, presents for the nine months ended September 30, 2007 and 2006 the Corporation’s average assets, liabilities and stockholders’ equity. The Corporation’s net interest income, net interest spreads and net interest income as a percentage of interest-earning assets (net interest margin) are also reflected.

Average Statements of Condition with Interest and Average Rates

	Nine Months Ended September 30,
	2007			2006
(Tax-Equivalent Basis, Dollars in Thousands)	Average Balance	Interest Income/ Expense	Average Yield/Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Assets:
Interest-earning assets:
Investment securities:(1)
Taxable	$275,504	$10,449	5.06%	$320,886	$12,268	5.10%
Tax-exempt	97,512	4,257	5.82	116,018	5,041	5.79
Loans, net of unearned income(2)	537,515	25,087	6.22	515,156	23,483	6.08
Federal funds sold and securities purchased under agreement to resell	13,256	521	5.24	10,041	385	5.11
Restricted investment in bank stocks	7,784	402	6.89	8,479	399	6.27
Total interest-earning assets	931,571	40,716	5.83	970,580	41,576	5.71
Non-interest-earning assets:
Cash and due from banks	19,037			20,554
Bank owned life insurance	21,689			19,876
Intangible assets	17,272			17,393
Other assets	34,539			28,320
Allowance for loan losses	(4,977)			(4,937)
Total non-interest earning assets	87,560			81,206
Total assets	$1,019,131			$1,051,786
Liabilities and stockholders’ equity
Interest-bearing liabilities:
Money market deposits	$141,613	$4,856	4.57%	$108,251	$2,572	3.17%
Savings deposits	70,829	1,129	2.13	94,862	1,395	1.96
Time deposits	191,364	6,770	4.72	239,473	7,470	4.16
Other interest-bearing deposits	172,217	2,971	2.30	120,961	1,384	1.53
Short-term borrowings and FHLB advances	203,685	6,969	4.56	236,914	7,429	4.18
Subordinated debentures	5,155	310	8.02	15,465	1,007	8.68
Total interest-bearing liabilities	784,863	23,005	3.91	815,926	21,257	3.47
Non-interest-bearing liabilities:
Demand deposits	131,031			134,222
Other non-interest-bearing deposits	381			1,825
Other liabilities	6,126			3,415
Total non-interest-bearing liabilities	137,538			139,462
Stockholders’ equity	96,730			96,398
Total liabilities and stockholders’ equity	$1,019,131			$1,051,786
Net interest income (tax-equivalent basis)		$17,711			$20,319
Net interest spread			1.92%			2.24%
Net interest income as percent of earning-assets (net interest margin)			2.53%			2.79%
Tax-equivalent adjustment(3)		(1,384)			(1,659)
Net interest income		$16,327			$18,660

(1)	Average balances for available-for-sale securities are based on amortized cost
(2)	Average balances for loans include loans on non-accrual status
(3)	The tax-equivalent adjustment was computed based on a statutory Federal income tax rate of 34 percent.

The following table, “Average Statement of Condition with Interest and Average Rates”, presents for the three months ended September 30, 2007 and 2006 the Corporation’s average assets, liabilities and stockholders’ equity. The Corporation’s net interest income, net interest spreads and net interest income as a percentage of interest-earning assets (net interest margin) are also reflected.

Average Statements of Condition with Interest and Average Rates

	Three Months Ended September 30,
	2007			2006
(Tax-Equivalent Basis, Dollars in Thousands)	Average Balance	Interest Income/ Expense	Average Yield/Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Assets:
Interest-earning assets:
Investment securities:(1)
Taxable	$261,005	$3,423	5.25%	$285,968	$3,709	5.19%
Tax-exempt	90,124	1,309	5.81	122,772	1,814	5.91
Loans, net of unearned income(2)	538,798	8,460	6.28	532,452	8,345	6.27
Federal funds sold and securities purchased under agreement to resell	3,238	40	4,94	17,489	234	5.35
Restricted investment in bank stocks	7,752	138	7.12	6,946	108	6.22
Total interest-earning assets	900,917	13,370	5.94	965,627	14,210	5.89
Non-interest-earning assets:
Cash and due from banks	16,691			18,083
Bank owned life insurance	21,910			21,059
Intangible assets	17,245			17,363
Other assets	34,687			28,766
Allowance for loan losses	(4,984)			(4,939)
Total non-interest earning assets	85,549			80,332
Total assets	$986,466			$1,045,959
Liabilities and stockholders’ equity
Interest-bearing liabilities:
Money market deposits	$140,221	$1,643	4.69%	$165,757	$1,614	3.89%
Savings deposits	67,644	375	2.22	86,544	438	2.02
Time deposits	177,667	2,095	4.72	238,731	2,671	4.48
Other interest-bearing deposits	172,023	973	2.26	121,344	506	1.67
Short-term borrowings and FHLB advances	195,102	2,264	4.64	188,210	2,109	4.48
Subordinated debentures	5,155	105	8.15	15,465	342	8.85
Total interest-bearing liabilities	757,812	7,455	3.94	816,051	7,680	3.76
Non-interest-bearing liabilities:
Demand deposits	128,118			131,692
Other non-interest-bearing deposits	331			402
Other liabilities	5,372			2,858
Total non-interest-bearing liabilities	133,821			134,952
Stockholders’ equity	94,833			94,956
Total liabilities and stockholders’ equity	$986,466			$1,045,959
Net interest income (tax-equivalent basis)		$5,915			$6,530
Net interest spread			2.00%			2.13%
Net interest income as percent of earning-assets (net interest margin)			2.63%			2.70%
Tax-equivalent adjustment(3)		(434)			(578)
Net interest income		$5,481			$5,952

(1)	Average balances for available-for-sale securities are based on amortized cost
(2)	Average balances for loans include loans on non-accrual status
(3)	The tax-equivalent adjustment was computed based on a statutory Federal income tax rate of 34 percent.

Investment Portfolio

For the three months ended September 30, 2007, the average volume of investment securities decreased by $57.6 million to approximately $351.1 million or 39.0 percent of average earning assets from $408.7 million on average, or 42.3 percent of earning-assets, in the comparable period in 2006. The decrease in the average volume of investment securities largely reflects maturities, calls, sales and payments and reinvestment of that cash flow into other components of the earning-asset mix. At September 30, 2007, the principal components of the investment portfolio are U.S. Treasury and U.S. Government Agency Obligations, Federal Agency Obligations including Mortgage-backed securities, Obligations of U.S. states and political subdivision, corporate bonds and notes, and other debt securities. The volume related factors during the three-month period ended September 30, 2007 decreased revenue by $802,000, while rate related changes resulted in an increase in revenue of $11,000. The tax-equivalent yield on investments decreased by 1 basis point to 5.39 percent from a yield of 5.40 percent during the comparable period ended September 30, 2006. The 1 basis point decrease in the tax equivalent yield in investments was attributable to the decline in the volume of securities coupled with maturities of higher yielding bonds within the securities portfolio, which were not replaced.

For the nine months ended September 30, 2007, the average volume of investment securities decreased by $63.9 million to approximately $373.0 million or 40.0 percent of average earning assets from $436.9 million on average, or 45.0 percent of earning-assets, in the comparable period in 2006. The tax-equivalent yield on investments decreased by 2 basis points to 5.26 percent from a yield of 5.28 percent during the nine-month period ended September 30, 2006. The higher rate environment favorably impacted purchases made to replace securities, which had matured, were prepaid, or were called. There was some portfolio extension where risk is relatively minimal within the portfolio, resulting in wider spreads, specifically with certain corporate and tax-free municipal securities added to the portfolio during 2006 and 2007. The volume related figures during the nine-month period ended September 30, 2007 contributed a decrease in revenue of $2.5 million while rate related changes resulted in a decrease in revenue of $73,000.

Securities available-for-sale is a part of the Corporation’s interest rate risk management strategy and may be sold in response to changes in interest rates, changes in prepayment risk, liquidity management and other factors. During the three and nine month periods ended September 30, 2007, approximately $600,000 and $37.9 million in securities were sold from the Corporation’s available-for-sale portfolio, respectively. The cash flow from the sale of investment securities was in part invested back into the portfolio. The Corporation’s sales from its available-for-sale portfolio were made in the ordinary course of business and resulted in gains in the amount of $369,000 during the nine month period ended September 30, 2007. Calls and sales from the Corporation’s held-to-maturity portfolio resulted in a gain of $574,000 during the nine month period ended September 30, 2007, and those securities which had been sold from the held-to-maturity portfolio were sold in anticipation of imminent calls of the securities permissible in accordance with FASB No. 115.

At September 30, 2007 the net unrealized loss carried as a component of other comprehensive income and included in stockholders’ equity, net of tax, amounted to a net unrealized loss of $4.0 million as compared with a net unrealized loss of $2.5 million at December 31, 2006, and $2.6 million at September 30, 2006, resulting from a change in interest rates that occurred at the market value measurement date September 30, 2007 compared with September 30, 2006.

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

At September 30, 2007 total loans amounted to $550.8 million, an increase of $13.5 million or 2.51 percent as compared to September 30, 2006. The increase in yield on loans for the quarter was the result of the increase in interest rates as compared with 2006, lessened to some extent by the competitive rate pricing structure and tighter spreads in the market on loans which has been driven by the heightened competition for lending relationships that exists in the Corporation’s market. Loan growth during the quarter ended September 30, 2007 occurred primarily in the commercial and commercial real estate sector of the loan portfolio.

Total average loan volume increased $6.3 million or 1.2 percent for the three months ended September 30, 2007, while portfolio yield increased to 6.28 percent as compared with 6.27 percent for the third quarter of 2006. The increased total average loan volume was due primarily to increased customer activity, new lending relationships and new markets. The volume related factors during the period, contributed an increase in revenue of $100,000, while the rate related changes contributed $15,000. The Corporation seeks to create growth in commercial lending by offering products and competitive pricing and by capitalizing on the positive trends in its market area. Products are offered to meet the financial requirements of the Corporation’s clients. It is the objective of the Corporation’s credit policies to diversify the commercial loan portfolio to limit concentrations in any single industry.

For the nine months ended September 30, 2007, average loan volume increased $22.3 million or 4.34 percent, while portfolio yield increased by 14 basis points as compared with the same period in 2006. The volume related factors during the period contributed revenue of $1.0 million and rate related changes amounted to an improvement in revenue of $569,000. Total average loan volume increased to $537.5 million with a yield of 6.22 percent, as compared to $515.2 million with a yield of 6.08 percent for the nine months ended September 30, 2006. The increased portfolio yield was a result of increased volume in generally higher yielding commercial lending relationships and a more favorable interest rate environment during the first nine months of 2007, compared with the similar period of 2006.

Allowance for Loan Losses and Related Provision

The purpose of the allowance for loan losses (“allowance”) is to absorb the impact of losses inherent in the loan portfolio. Additions to the allowance are made through provisions charged against current operations and through recoveries made on loans previously charged-off. The allowance for loan losses is maintained at an amount considered adequate by management to provide for potential credit losses based upon a periodic evaluation of the risk characteristics of the loan portfolio. In establishing an appropriate allowance, an assessment of the individual borrowers, a determination of the value of the underlying collateral, a review of historical loss experience and an analysis of the levels and trends of loan categories, delinquencies and problem loans are considered. Such factors as the level and trend of interest rates and current economic conditions and peer group statistics are also reviewed. At September 30, 2007 the level of the allowance was $5,021,000 as compared to a level of $4,908,000 at September 30, 2006 and $4,960,000 at December 31, 2006. The Corporation added $100,000 to the provision for allowance for loan losses during the three-month period ended September 30, 2007. No provision was added for the three-month period ended September 30, 2006. The level of the allowance during the respective quarterly periods of 2007 and 2006 reflects the credit quality within the loan portfolio, the loan volume recorded during the periods and the Corporation’s focus on the changing composition of the commercial and residential real estate loan portfolios.

At September 30, 2007, the allowance for loan losses amounted to 0.91 percent of total loans. In management’s view, the level of the allowance at September 30, 2007, is adequate to cover losses inherent in the loan portfolio. Management’s judgment regarding the adequacy of the allowance constitutes a “Forward Looking Statement” under the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from management’s analysis, based principally upon the factors considered by management in establishing the allowance.

Although management uses the best information available, the level of the allowance for loan losses remains an estimate, which is subject to significant judgment and short-term change. Various regulatory agencies, as an integral part of their examination process, periodically review the Corporation’s allowance for loan losses. Such agencies may require the Corporation to increase the allowance based on their analysis of information available to them at the time of their examination. Furthermore, the majority of the Corporation’s loans are secured by real estate in the State of New Jersey. Future adjustments to the allowance may be necessary due to economic factors impacting New Jersey real estate as well as operating, regulatory and other conditions beyond the Corporation’s control. The allowance for loan losses as a percentage of total loans amounted to 0.91 percent, 0.90 percent and 0.91 percent at September 30, 2007, December 31, 2006 and September 30,

2006, respectively. Net charge-offs were $139,000 and $29,000 during the nine months ended September 30, 2007 and 2006, respectively. Changes in the allowance for loan losses are set forth below.

	Nine Months Ended September 30,
(Dollars in Thousands)	2007	2006
Average loans outstanding	$537,515	$515,156
Total loans at end of period	$550,847	$537,350
Analysis of the Allowance for Loan Losses
Balance at the beginning of year	$4,960	$4,937
Charge-offs:
Commercial loans	45	0
Residential loans	77	0
Installment loans	23	70
Total charge-offs	145	70
Recoveries:
Commercial	1	19
Installment loans	45	22
Total recoveries	6	41
Net charge-offs	139	29
Provision for loan losses	200	—
Balance at end of period	$5,021	$4,908
Ratio of net charge-offs during the period to average loans outstanding during the period	.03	.01%
Allowance for loan losses as a percentage of total loans at end of period	0.91%	0.91%

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

It is generally the Corporation’s policy to discontinue interest accruals once a loan is past due as to interest or principal payments for a period of ninety days. When a loan is placed on non-accrual status, interest accruals cease and uncollected accrued interest is reversed and charged against current income. Payments received on non-accrual loans are applied against principal. A loan may be restored to an accruing basis when it again becomes well secured, all past due amounts have been collected, and the borrower continues to make payments for the next six months on a timely basis. Accruing loans past due 90 days or more are generally well secured and in the process of collection.

Non-performing and Past Due Loans, OREO

Non-performing loans include non-accrual loans, accruing loans past due 90 days or more and troubled debt restructurings. Non-accrual loans represent loans on which interest accruals have been suspended. It is the Corporation’s general policy to consider the charge-off of loans when they become contractually past due ninety days or more as to interest or principal payments or when other internal or external factors indicate that collection of principal or interest is doubtful. Troubled debt restructurings represent loans on which a concession was granted to a borrower, such as a reduction in interest rate, which is lower than the current market rate for new debt with similar risks. At September 30, 2007, the Corporation had approximately $586,000 million in other real estate owned (OREO) consisting of two residential properties. The Corporation had no other real estate owned or troubled debt restructuring at September 30, 2006.

The following table sets forth, as of the dates indicated, the amount of the Corporation’s non-accrual loans, accruing loans past due 90 days or more and other real estate owned. The Corporation had no restructured loans on any of such dates.

Non-Performing Assets

(Dollars in Thousands)	September 30, 2007	December 31, 2006	September 30, 2006
Non-accrual loans	$986	$475	$315
Trouble debt restructuring	—	—	—
Other real estate owned	586	—	—
Accruing loans past due 90 days or more	—	225	346
Total non-performing assets	$1,572	$700	$661

The increase in non-accrual loans of $511,000 at September 30, 2007 from December 31, 2006 was due to the addition of one commercial mortgage and one commercial loan. All of these loans are adequately secured by real estate. Other known “potential problem loans” (as defined by SEC regulations) as of September 30, 2007 have been identified and internally risk rated as other assets especially mentioned or substandard. Such loans amounted to $4.382 million, $1.389 million and $1.042 million at September 30, 2007, December 31, 2006, and September 30, 2006 respectively. The Corporation has no foreign loans. The primary reason for the increase relates to a single commercial relationship whose most recent financial results deteriorated to a point that a special mention risk rating was warranted. Loans to this relationship are paying as agreed and are all real estate secured.

At September 30, 2007, other than the loans set forth above, the Corporation is not aware of any loans which present serious doubts as to the ability of its borrowers to comply with present loan repayment terms and which are expected to fall into one of the categories set forth in the tables or descriptions above.

In general, it is the policy of management to consider the charge-off of loans at the point they become past due in excess of 90 days, with the exception of loans that are secured by cash or marketable securities or mortgage loans, which are in the process of foreclosure.

Other Income

The following table presents the principal categories of other income during the three and nine months ended September 30, 2007, and 2006

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in Thousands)	2007	2006	Amount Increase (Decrease)	Percent Change	2007	2006	Amount Increase (Decrease)	Percent Change
Service charges, commissions and fees	$438	$443	$(5)	(1.13)	$1,293	$1,330	$(37)	(2.78)
Other income	105	99	6	6.06	332	309	23	7.44
Annuity & Insurance	131	40	91	227.50	254	145	109	75.17
Bank owned life insurance	223	213	10	4.69	676	597	79	13.23
Net gain/(loss) on securities sold	14	212	(198)	(93.40)	943	(3,366)	4,309	128.02
Total other income (loss)	$911	$1,007	$(96)	(9.53)	$3,498	$(985)	$4,483	455.13

For the three-month period ended September 30, 2007, other income, exclusive of net gains/(losses) on securities sold, increased $102,000 or 12.83 percent from the comparable quarter of 2006. Other income, including net gains/ (losses) on securities sold, decreased $96,000 for the third quarter 2007 compared with the comparable quarter in 2006. The decrease in total other income for the period resulted from the reduction of gains on securities sold, offsetting increased annuity and insurance sales fees and a positive change in cash surrender value on bank owned life insurance while service charges decreased. The decline of $5,000 in service charges, commissions and fees was the result of a decline in fees related to overdrafts.

For the nine-month period ended September 30, 2007, other income, exclusive of net gains/(losses) on securities sold, increased $174,000 or 7.31 percent from the nine-month period of 2006. Other income, including net gains/ (losses) on securities sold, increased $4.5 million for the first nine-months of 2007 compared with the comparable period in 2006. The increase in total other income for the period resulted from the increased gains on securities sold and increased annuity and insurance sales fees and change in cash surrender value on bank owned life insurance, while service charges decreased. The decline of $37,000 in service charges, commissions and fees was a result of a decline in fees related to overdrafts.

For the three-month period ended September 30, 2007, the Corporation recorded a gain of $14,000 on securities sold from the available-for-sale investment portfolio compared to a net gain of $212,000 for the three-month period ended September 30, 2006. The gains from sales in the third quarter of 2007 were made in the ordinary course of business. During the nine-month period ended September 30, 2007 the Corporation recorded a net gain of $943,000 on securities sold from the available-for-sale investment portfolio compared to losses of $3.4 million in the comparable period of 2006. The losses in 2006 were from sales in March 2006, which were made as part of the Company’s decision to deleverage its statement of condition to improve the Company’s interest rate profile. The proceeds from the sales were used to pay down borrowings as part of that restructuring transaction.

Other Expense

The following table presents the principal categories of other expense during the three months ended September 30, 2007 and 2006.

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in Thousands)	2007	2006	Amount Increase (Decrease)	Percent Change	2007	2006	Amount Increase (Decrease)	Percent Change
Salaries and employee benefits	$3,107	$2,955	$152	5.14	$9,083	$9,274	$(191)	(2.06)
Occupancy, net	692	563	129	22.91	2,044	1,690	354	20.95
Premises and equipment	442	461	(19)	(4.12)	1,340	1,376	(36)	(2.62)
Professional and consulting	311	223	88	39.46	1,449	776	673	86.73
Stationery and printing	87	159	(72)	(45.28)	361	548	(187)	(34.12)
Marketing and advertising	152	164	(12)	(7.32)	424	465	(41)	(8.82)
Computer	151	181	(30)	(16.57)	464	545	(81)	(14.86)
Other	1,138	1,029	109	10.59	3,399	3,028	371	12.25
Total other non-interest expense	$6,080	$5,735	$345	6.02	$18,564	$17,702	$862	4.87

For the three months ended September 30, 2007, total other expenses increased $345,000 or 6.02 percent over the comparable quarterly period ended September 30, 2006.

On August 9, 2007, the Corporation announced that as part of its ongoing effort to reduce operating expense, it has frozen its defined benefit pension plan and that it redesigned its 401(k) savings plan, effective September 30, 2007. The changes are consistent with cost reduction strategies and a shift in the focus of future savings of retirement benefits toward the more predictable cost structure of a 401(k) plan and away from the legacy costs of a defined benefit pension plan. The changes include: stopping the accrual of future benefits in the Corporation’s defined benefit pension plan, and fully preserving all retirement benefits that employees will have earned as of September 30, 2007; and redesigning its 401(k) savings plan by giving current pension plan participants an annual company-funded contribution of as much as 6 percent of their pay. To provide this benefit through its 401(k) Plan, the Corporation plans to double the current company match to dollar-for-dollar on up to 6 percent of salary deferrals. As a result, the Corporation recorded a one-time pre-tax benefit related to these pension plan changes of approximately $1.2 million in the third quarter of 2007, reflecting the curtailment of the defined benefit plan. The Corporation expects the plan changes will result in retirement-related expense savings of $900,000 to $1.1 million pre-tax for 2008, based on current 2007 pension assumptions. Such statement represents a forward-looking statement under the Private Securities

Litigation Reform Act of 1995; actual results could differ materially due to several uncertainties, including the risks associated with making revisions to employees’ retirement expectations.

The increases for the period are primarily related to the increases in professional and consulting fees, occupancy and bank premise expense, salary and benefit and other operating expenses, offset in part by declines in stationary and printing, advertising and computer expense as compared to the comparable period in 2006. The Corporation’s ratio of other expenses (annualized) to average assets increased to 2.47 percent for the third quarter of 2007 from 2.19 for the comparable quarter of 2006.

Salaries and employee benefits increased $152,000 or 5.14 percent for the three months ended September 30, 2007 as compared to the comparable three-month period ended September 30, 2006. Salary and benefit expense for the third quarter included one-time charges in the amount of $1.6 million for severance benefits. Excluding these charges for termination benefits and the pension curtailment, salary and benefit declined in the third quarter compared with the comparable period in 2006. The decline was attributable to prior period staff reductions, current staffing levels which include vacant positions offset in part by increases in expense related to costs associated with a decline in staffing levels, offset in part by certain merit and promotional pay increases and increased hospitalization expense. Salary and benefit expense for the three months ended September 30, 2007 includes compensation expense of $46,000 for share-based payments pursuant to FASB 123R.

Staffing levels decreased to 180 full-time equivalent employees at September 30, 2007 as compared to 212 full-time equivalent employees at September 30, 2006. In March 2007 the Company reduced its overall staffing level by approximately 10 percent through attrition, layoffs and voluntary resignations, and took a one-time, pre-tax charge of approximately $140,000 in the first quarter of 2007 related to termination benefits. The Corporation expects these initiatives to reduce salary and benefit expenses by $1.1 million annually and expects to reach that annualized run rate of savings by the end of the first quarter of 2008. This projection represents a forward-looking statement under the Private Securities Litigation Reform Act of 1995. Actual results could differ materially as a result of unanticipated needs for additional personnel or other unanticipated factors.

For the three months ended September 30, 2007, occupancy and premises expenses increased $110,000 or 10.74 percent over the comparable three-month period in 2006. The increase in occupancy and equipment expenses reflects higher operating costs (utilities, rent, real-estate taxes and general repair and maintenance) of the Corporation’s expanded facilities, as well as depreciation expense associated with the expanded bank facilities, which includes the new Boonton / Mountain Lakes office which opened in October 2006 and rental payments which commenced on its Florham Park location. The Florham Park office has been reclassified as held for sale real estate and is being held for sale and will not open as a branch location. The $1.94 million carrying amount for this asset is included in other assets as of September 30, 2007

Professional and consulting fees for the three months ended September 30, 2007 increased $88,000 or 39.46 percent over the comparable period in 2006 due to an increase in expenses attributable to the annual meeting and contested proxy, advisory service and consulting associated with conversions.

Stationery and printing expense for the three months ended September 30, 2007 decreased $72,000 or 45.3 percent over the comparable period in 2006 due to a decline in expense related to marketing and advertising printing materials. Marketing and advertising expense decreased by $12,000 or 7.3 percent compared to the three-month period ended September 30, 2006 due to decreased media and advertising.

Computer expense for the three-month period ended September 30, 2007 decreased $30,000 or 16.6 percent compared to the comparable quarter of 2006 due to a decrease in fees for ADP payroll and other computer services.

Other expense for the third quarter of 2007 totaled $1.1million, an increase of $109,000 or 10.59 percent over the comparable period in 2006. The increase is such expense was primarily attributable to higher levels of operating expenses during the third quarter resulted primarily from increases in other general and administrative expense associated with increases in compliance, audit fees, and insurance expense and customer related corporate analysis charges.

Salaries and employee benefits decreased $191,000 or 2.06 percent for the nine months ended September 30, 2007 as compared to the comparable nine-month period ended September 30, 2006. This decrease is primarily attributable to costs associated with a decline in staffing levels, offset in part by certain merit and promotional pay increases and increased hospitalization expense premiums. Salary and benefit expense for the nine months ended September 30, 2007 includes compensation expense of $105,083 for share-based payments pursuant to FASB 123R as well as $5,517 associated with the settlement of a pension curtailment resulting from the reduction in workforceand $1.161 million benefit from the pension curtailment as a result of freezing its defined benefit pension plan. This was offset by one-time charges for salary and benefit expense amounting to $1.6 million related to severance payments.

For the nine months ended September 30, 2007, occupancy and premises expenses increased $318,000 or 10.37 percent over the comparable nine-month period in 2006. The increase in occupancy and equipment expenses reflects higher operating costs (utilities, rent, real-estate taxes and general repair and maintenance) of the Corporation’s expanded facilities, as well as depreciation expense associated with the expanded bank facilities.

Professional and consulting fees for the nine months ended September 30, 2007 increased $673,000 or 86.73 percent over the comparable period in 2006 due to an increase in expenses attributable to the annual meeting and contested proxy, advisory service and consulting fees associated with conversions of bank applications.

Stationery and printing expense for the nine months ended September 30, 2007 decreased $187,000 or 34.1 percent over the comparable period in 2006 due to a decline in expense related to marketing and advertising printing materials. Marketing and advertising expense decreased by $41,000 or 8.82 percent compared to the nine-month period ended September 30, 2006 due to a decrease in media and advertising.

Computer expense for the nine-month period ended September 30, 2007 decreased $81,000 or 14.86 percent compared to the comparable nine-month period of 2006 due to a decrease in fees for ADP payroll and other computer services.

Other expense for the first nine months of 2007 totaled $3.4 million, an increase of $371,000 or 12.25 percent over the comparable period in 2006. The increase is such expense was primarily attributable to higher other general and administrative expense reflecting increases in director fees, telephone, insurance and customer related expenses.

Provision for Income Taxes

For the three-month ended September 30, 2007, the Corporation recorded an income tax benefit of $786,000, as compared with a benefit of $78,000 for the quarter ended September 30, 2006. For the nine months ended September 30, 2007, the Corporation recorded a benefit of $2.3 million for income taxes compared to a benefit of $1.6 million for the comparable nine months of 2006. In the 2006 period, the Corporation recognized a pre-tax net loss on securities sales of $3.6 million. In the 2007 period, the tax benefit resulted in part from change in the Corporation’s business entity structure, which led to the recognition of a $2.3 million tax benefit. The effective tax rate continues to be less than the combined statutory Federal tax rate of 34 percent and the New Jersey State tax rate of 9 percent. The Corporation adjusts its expected annual tax rate on a quarterly basis based on the current projections of non-deductible expenses, tax- exempt interest income, increase in the cash surrender value of bank owned life insurance and pre-tax net earnings.

Tax-exempt interest income on a fully tax equivalent basis decreased by $505,000, or 27.84 percent, from the third quarter of 2007 to the comparable period in 2006. The Corporation recorded income related to the cash surrender value of bank owned life insurance as a component of other income during the third quarter of 2007 in the amount of $223,000 and $213,000 during the third quarter of 2006. During the nine months ended September 30, 2007 tax -exempt income on a fully tax equivalent basis decreased by $784,000, or 15.55 percent from the comparable nine-month period of 2006. The Corporation recorded income related to the cash surrender value of bank owned life insurance as a component of other income during the period in the amount of $676,000 for the nine months ended September 30, 2007 and $597,000 for the comparable period of 2006.

The Corporation has adopted the provisions of FASB Interpretation No.48 “Accounting for Uncertainty in Income taxes” on January 1, 2007. As a result of the implementation of Interpretation 48, the Corporation did not recognize an increase in the liability for unrecognized tax benefits to the provision for income taxes. Included in the balance at September 30, 2007 are $2.0 million of tax positions, an increase from $1.1 million at December 31, 2006, for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The total unrecognized benefits, that, if recognized would affect the effective tax rate was $2.0 million. Because of the impact of deferred tax accounting, to amounts other than interest and penalties, the disallowance of the shorter deductibility periods would not only affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

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

At September 30, 2007, the Corporation reflects a negative interest sensitivity gap (or an interest sensitivity ratio of .43:1.00) at the cumulative one-year position. For the nine months ended September 30, 2007 and for all of 2006 and 2005, the Corporation had a negative interest sensitivity gap. The rising rates and a flattening of the yield curve during 2006 affected net interest margins. Based on management’s perception that interest rates will continue to be volatile, projected increased levels of prepayments on the earning-asset portfolio and the current level of interest rates, emphasis has been, and is expected to continue to be, placed on interest-sensitivity matching with the objective of stabilizing the net interest spread during 2007. However, no assurance can be given that this objective will be met.

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

Liquidity is measured and monitored for the Corporation’s bank subsidiary, Union Center National Bank (the “Bank”). The Corporation reviews its net short-term mismatch. This measures the ability of the Corporation to meet obligations should access to Bank dividends be constrained. At September 30, 2007, the Parent Corporation had $954,000 in cash and short-term investments compared to $4.9 million at September 30, 2006. The change in cash at the Parent Corporation level was due in part to the use of funds for the Corporation’s common stock buyback program and the redemption of $10.3 million of subordinated debt. Expenses at the Parent Corporation are moderate and management believes that the Parent Corporation has adequate liquidity to fund its obligations.

Certain provisions of long-term debt agreements, primarily subordinated debt, prevent the Corporation from creating liens on, disposing of or issuing voting stock of subsidiaries. As of September 30, 2007 the Corporation was in compliance with all covenants and provisions of these agreements.

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

Anticipated cash-flows at September 30, 2007, projected to October 1, 2008, indicates that the Bank’s liquidity should remain strong, with an approximate projection of $110.2 million in anticipated cash flows over the next twelve months. This projection represents a forward-looking statement under the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from this projection depending upon a number of factors, including the liquidity needs of the Bank’s customers, the availability of sources of liquidity and general economic conditions.

Deposits

Total deposits decreased to $651.0 million on September 30, 2007 from $726.8 million at December 31, 2006 and $731.7 million at September 30, 2006. The $80.7 million decrease or 11.03 percent from September 2006 was attributable to the decrease in time deposits and non-interest bearing deposits.

Total non-interest-bearing deposits decreased from $136.5 million at December 31, 2006 to $121.9 million at September 30, 2007, a decrease of $14.6 million or 10.68 percent. The decline is attributable to fluctuations in business activity. Interest bearing demand, savings and time deposits decreased $44.9 million at September 30, 2007 as compared to September 30, 2006. During the nine months ended September 30, 2007 as compared to the comparable period in 2006, the Corporation experienced a shift in its deposit mix to more costly interest-bearing deposits, driven by the changes that occurred in interest rates. Time deposits $100,000 and over decreased $22.5 million to $68.1 million for the nine-month period ended September 30, 2007.

The Corporation derives a significant proportion of its liquidity from its core deposit base. For the nine-month period ended September 30, 2007, core deposits, comprised of total demand deposits, savings and money market accounts, decreased by $21.6 million or 4.21 percent from September 30, 2006 to $492.3 million at September 30, 2007. At September 30, 2007, core deposits were 75.6 percent of total deposits, compared to 72.6 percent at year-end 2006. Alternatively, the Corporation uses a more stringent calculation for the management of its liquidity positions internally, which consists of total demand and savings accounts (excluding money market accounts greater than $100,000) and excludes time deposits as part of core deposits as a percentage of total deposits. This number represented 50.1 percent of total deposits at September 30, 2007 as compared with 44.3 percent at September 30, 2006.

More volatile rate sensitive deposits, concentrated in certificates of deposit $100,000 and greater, decreased to 10.5 percent of total deposits at September 30, 2007 from 12.4 percent at September 30, 2006. This change was due primarily to increased rates and enhanced market competition for certificates of deposit $100,000 and greater in 2007 compared to 2006. As such, the Corporation elected to continue to reduce its reliance on this segment of deposits in the current rate environment.

Core Deposit Mix

The following table depicts the Corporation’s core deposit mix at September 30, 2007 and 2006.

	September 30,				Net Change Volume 2007 vs. 2006
	2007		2006
	Amount	Percentage	Amount	Percentage
	(Dollars in Thousands)
Demand Deposits	$121,451	37.2	$134,774	41.6	$(13.323)
Interest-Bearing Demand	110,177	33.8	74,316	22.9	35,861
Regular Savings	49,700	15.2	60,016	18.5	(10.316)
Money Market Deposits under $100	44,783	13.8	54,991	17.0	(10,208)
Total core deposits	$326,111	100.0	$324,097	100.0	$2,014
Total deposits	$650,999		$731,727		(80,728)
Core deposits to total deposits	50.1%		44.3%

Short-Term Borrowings

Short-term borrowings can be used to satisfy daily funding needs. Balances in those accounts fluctuate on a day-to-day basis. The Corporation’s principal short-term funding sources are Federal funds purchased and securities sold under agreement to repurchase. Average short-term borrowings, including federal funds purchased during the first nine months of 2007, amounted to approximately $99.9 million, a decrease of $23.8 million or 19.24 percent from the first nine months of 2006.

The following table is a summary of securities sold under repurchase agreements for the nine-month periods ended.

	September 30,
	2007	2006
	(Dollars in Thousands)
Securities sold under repurchase agreements:
Average interest rate:
At period end	4.57%	4.00%
For the period	4.32%	3.84%
Average amount outstanding during the period:	$99,907	$123,718
Maximum amount outstanding at any month end:	$140,406	$195,103
Amount outstanding at period end:	$140,406	$92,901

Operating, Investing and Financing Cash Flow

The consolidated statements of cash flows present the changes in cash and cash equivalents from operating, investing and financing activities. During the nine months ended September 30, 2007, cash and cash equivalents (which decreased overall by $29.1 million) were provided (on a net basis) by investing activities in the amount of approximately $28.2 million, primarily from net securities cash flow, offset by cash used in financing activities in the amount of approximately $56.2 million, primarily due to a decline in deposits offset in part with a net increase in borrowings of $37.0 million. Net cash used in operating activities amounted to $1.1 million. At September 30, 2007, the Corporation had no commitments to settle sales or purchase of securities under trade date accounting.

In comparison, the consolidated statements of cash flows for the nine months ended September 30, 2006, cash and cash equivalents (which increased overall by $7.0 million) were provided (on a net basis) by operating activities in the amount of approximately $1.4 million and investing activities in the amount of approximately $92.3 million, primarily due to $129.2 million in proceeds from the sale of investment securities available for sale and another $189.6 million in proceeds from maturing investment securities available for sale and held-to-maturity offset by purchases of $191.4 million of securities available for sale and held-to-maturity and a $31.6 million increase in loans. Financing activities primarily consisted of a decrease in borrowings of $32.5 million and payments on Federal Home Loan Bank advances of $79.0 million offset by cash provided by increases in deposits of $31.1 million.

Stockholders’ Equity

Total stockholders’ equity amounted to $93.7 million or 9.49 percent of total assets at September 30, 2007, compared to $97.6 million or 9.28 percent of total assets at December 31, 2006. The change in stockholders’ equity at September 30, 2007 included, among other things, the impact of the recording of a pension curtailment associated with the reduction in workforce under which the Corporation recorded a $813,000 net of tax benefit to the other comprehensive income component of stockholders’ equity. Book value per common share was $6.85 at September 30, 2007, compared to $6.96 at September 30, 2006. Tangible book value (i.e., total stockholders’ equity less goodwill and other intangible assets) per common share was $5.59 at September 30, 2007, and $5.76 at December 31, 2006, and $5.71 at September 30, 2006. Tangible book value is a non-GAAP financial measure and represents total stockholders’ equity less goodwill and other intangible assets, calculated on a per common share basis. The Corporation has provided reconciliation by also reporting its total book value per share. The Corporation believes that a disclosure of tangible book value per share may be helpful for those investors who seek to evaluate the Corporation’s book value per share without giving effect to goodwill and other intangible assets.

The Corporation had 292,174 common shares repurchased during the first nine months of 2007 at an average cost per share of $12.20. In the comparable nine months of 2006, the Corporation repurchased 343,253 shares at an average cost per share of $11.38 per share under its buy back program. The Corporation repurchased a total of 343,253 common shares during the twelve-months ended December 31, 2006 at an average cost per share of $11.38 per share. On September 28, 2007 the Board approved an increase in its current share buyback program to an additional 5% of outstanding shares, enhancing its current authorization by 684,627 shares. Any purchases by the Corporation may be made, from time to time, in the open market, in privately negotiated transactions or otherwise. At September 30, 2007, there were 754,592 shares available for repurchase under the Corporation’s stock buyback program.

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

Risk-Based Capital/Leverage

The Tier I leverage capital at September 30, 2007 (defined as tangible stockholders’ equity for common stock and Trust Preferred Capital Securities) amounted to $85.8 million or 8.68 percent of total assets. At September 30, 2007, the Corporation’s Tier I leverage risk-based capital amounted to $85.8 million or 8.85 percent of average total assets.

Tier I capital excludes the effect of SFAS No. 115, which amounted to $4.0 million of net unrealized losses, after tax, on securities available-for-sale (reported as a component of accumulated other comprehensive income which is included in stockholders’ equity), $100,000 of net unrealized losses related to the adoption of FASB No. 158, and goodwill and intangible assets of $17.2 million as of September 30, 2007. For information on goodwill and intangible assets, see Note 1 to the Consolidated Financial Statements.

United States bank regulators have issued guidelines establishing minimum capital standards related to the level of assets and off balance-sheet exposures adjusted for credit risk. Specifically, these guidelines categorize assets and off balance-sheet items into four risk-weightings and require banking institutions to maintain a minimum ratio of capital to risk-weighted assets.

At December 31, 2006, the Corporation’s Tier 1 and total risk-based capital ratios were 13.50 percent and 14.26 percent, respectively. These ratios are well above the minimum guidelines of capital to risk-adjusted assets in effect as of September 30, 2007.

The foregoing capital ratios are based in part on specific quantitative measures of assets, liabilities and certain off-statement of condition items as calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by the bank regulators regarding capital components, risk weightings and other factors. As of September 30, 2007, management believes that each of the Bank and the Parent Corporation meet all capital adequacy requirements to which it is subject.

Subordinated Debentures

On December 19, 2003, Center Bancorp Statutory Trust II, a statutory business trust and wholly-owned subsidiary of Center Bancorp, Inc., issued $5.0 million of, MMCapS capital securities to investors due on January 23, 2034.

The capital securities presently qualify as Tier I capital. The trust loaned the proceeds of this offering to the Corporation and received in exchange $5.2 million of the Parent Corporation’s subordinated debentures. The subordinated debentures are redeemable in whole or part, prior to maturity but after January 23, 2009. The floating interest rate on the subordinated debentures is three-month LIBOR plus 2.85 percent and reprices quarterly. The rate at September 30, 2007 was 8.21 percent.

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

Based on the results of the interest simulation model as of September 30, 2007, and assuming that management does not take action to alter the outcome, the Corporation would expect an increase of 7.03 percent in net interest income if interest rates decreased 200 basis points from the current rates in a change as noted above over a 12-month period. In a rising rate environment, based on the results of the model as of September 30, 2007, the Corporation would expect a decrease of 8.18 percent in net interest income if interest rates increased by 200 basis points from current rates in a gradual change over a twelve month period.

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

Equity Price Risk

The Corporation is exposed to equity price risk inherent in its portfolio of publicly traded equity securities, which had an estimated fair value of $2.2 million at September 30, 2007 and $2.5 million at

September 30, 2006. The Corporation monitors its equity investments for impairment on a periodic basis. In the event that the carrying value of the equity investment exceeds its fair value, and the Corporation determines the decline in value to be other than temporary, the Corporation will reduce the carrying value to its current fair value.

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

b) Changes in internal controls over financial reporting:  There have been no changes in the Corporation’s internal controls over financial reporting that occurred during the Corporation`s last fiscal quarter to which this report relates that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

As of September 30, 2007, the Corporation has purchased 635,427 common shares at an average cost per share of $11.76 under the stock buyback program amended on March 27, 2006 for the repurchase of up to 705,392 shares of the Corporation’s outstanding common stock. The repurchased shares were recorded as Treasury Stock, which resulted in a decrease in stockholder’s equity. On September 28, 2007 the Board approved an increase in its current share buyback program to an additional 5% of outstanding shares, enhancing its current authorization by 684,627 shares. Any purchases by the Corporation may be made, from time to time, in the open market, in privately negotiated transactions or otherwise. At September 30, 2007, there were 754,592 shares available for repurchase under the Corporation’s stock buyback program.

During the three-months ended September 30, 2007 there were 292,174 shares purchased at a cost of $12.20 per share.

Information concerning the third quarter 2007 stock repurchases is set forth below.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1 through July 31, 2007	0	$0	343,253	362,139
August 1, through August 31, 2007	146,300	$11.99	489,553	215,839
September 1 through September 30, 2007	145,874	$12.40	635,427	754,592
Total	292,174	$12.20	635,427	754,592

Item 5. Other Information

None

Item 6. Exhibits

Exhibit 31.1	Certification of the Acting President and Chief Financial Officer of the Corporation Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1	Certification of the Acting President and Chief Financial Officer of the Corporation Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf, by the undersigned, thereunto duly authorized.

CENTER BANCORP, INC.

By:	/s/ Anthony C. Weagley Anthony C. Weagley, Acting President & Chief Financial Officer

Date: November 9, 2007