Form 10-K
period 2007-12-31
CENTER BANCORP INC
filed 2008-03-17
CIK 712771

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Fiscal Year Ended December 31, 2007

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
Common stock, no par value

(Title of class)

Indicate by checkmark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.Yes ☐ NO ☒

Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.Yes ☐ NO ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to the Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a small reporting company. See definition of “large accelerated filer”, “accelerated filer” and “small reporting company” in Rule 12b-2 of the Securities Exchange Act of 1934).

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Small Reporting Company ☐

(Do not check if a small reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)Yes ☐ NO ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold or the average bid and ask price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter — $170.9 million

Shares outstanding on February 29, 2008

Common stock, no par value: 13,127,960 shares

DOCUMENTS INCORPORATED BY REFERENCE

Definitive proxy statement in connection with the 2008 Annual Stockholders Meeting to be filed with the Commission pursuant to Regulation 14A will be incorporated by reference in Part III.

CENTER BANCORP, INC.

i

CENTER BANCORP, INC.

FORM 10-K

PART I

Item 1. Business

A) Historical Development of Business

This report, in Item 1, Item 7 and elsewhere includes forward-looking statements within the meaning of Sections 27A of the Securities Act of 1933, as amended, and 21E of the Securities Exchange Act of 1934, as amended, that involve inherent risks and uncertainties. This report contains certain forward-looking statements with respect to the financial condition, results of operations, plans, objectives, future performance and business of Center Bancorp Inc. and its subsidiaries including statements preceded by, followed by or that include words or phrases such as “believes,” “expects,” “anticipates,” “plans,” “trend,” “objective,” “continue,” “remain,” “pattern” or similar expressions or future or conditional verbs such as “will,” “would,” “should,” “could,” “might,” “can,” “may” or similar expressions. There are a number of important factors that could cause future results to differ materially from historical performance and these forward-looking statements. Factors that might cause such a difference include, but are not limited to: (1) competitive pressures among depository institutions may increase significantly; (2) changes in the interest rate environment may reduce interest margins; (3) prepayment speeds, loan origination and sale volumes, charge-offs and loan loss provisions may vary substantially from period to period; (4) general economic conditions may be less favorable than expected; (5) political developments, wars or other hostilities may disrupt or increase volatility in securities markets or other economic conditions; (6) legislative or regulatory changes or actions may adversely affect the businesses in which Center Bancorp, Inc. is engaged; (7) changes and trends in the securities markets may adversely impact Center Bancorp; (8) a delayed or incomplete resolution of regulatory issues could adversely impact our planning; (9) the impact on reputation risk created by the developments discussed above on such matters as business generation and retention, funding and liquidity could be significant; and (10) the outcome of regulatory and legal investigations and proceedings may not be anticipated. Further information on other factors that could affect the financial results of Center Bancorp, Inc. are included in Item 1A of this Annual Report on Form 10-K and in Center Bancorp’s other filings with the Securities and Exchange Commission. These documents are available free of charge at the Commission’s website at http://www.sec.gov and/or from Center Bancorp. Center Bancorp, Inc. assumes no obligation to update forward-looking statements at any time.

Center Bancorp, Inc., a one-bank holding company, was incorporated in the state of New Jersey on November 12, 1982. Center Bancorp, Inc. commenced operations on May 1, 1983, upon the acquisition of all outstanding shares of The Union Center National Bank (the “Bank”) its principal subsidiary. The holding company’s sole activity, at this time, is to act as a holding company for the Bank and its subsidiaries. As used herein, the term “Corporation” shall refer to Center Bancorp, Inc. and its direct and indirect subsidiaries and the term “Parent Corporation” shall refer to Center Bancorp, Inc. on an unconsolidated basis. In addition to its principal subsidiary, Center Bancorp, Inc. owns 100 percent of the voting shares of Center Bancorp, Inc. Statutory Trust II, through which it issued trust preferred securities. Center Bancorp, Inc. Statutory Trust II is not a consolidated subsidiary. See Note 14 of the consolidated financial statements.

The Corporation’s wholly owned subsidiaries are all included in the consolidated financial statements of Center Bancorp, Inc. These subsidiaries include an advertising subsidiary; an insurance subsidiary offering annuity products, property and casualty, life and health insurance and various investment subsidiaries which hold, maintain and manage investment assets for the Corporation. The Corporation’s subsidiaries also include real estate investment trust subsidiaries (the “REIT” subsidiaries) which own real estate related investments and a REIT subsidiary that owns some of the real estate loans and related real estate investments. All subsidiaries mentioned above are directly or indirectly wholly-owned by the Corporation, except that the Corporation owns less than 100 percent of the preferred stock of the REIT subsidiaries. Each REIT must have 100 or more shareholders to qualify as a REIT, and therefore, each REIT has issued less than 20 percent of their outstanding non-voting preferred stock to individuals, most of whom are non-senior management Union Center National Bank employees.

During the fourth quarter of 2006, the Corporation effected an internal entity reorganization and adopted a plan of liquidation for its REIT subsidiary, which was completed on November 16, 2007.

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

The Corporation issued $10.3 million in 2001 and $5.2 million in 2003 of subordinated debentures. On December 18, 2006, the Corporation redeemed $10.3 million of subordinated debentures and dissolved Center Bancorp, Inc. Statutory Trust I. At December 31, 2007, the $5.2 million still outstanding of these securities are included as a component of Tier 1 Capital for regulatory purposes. The Tier 1 leverage capital ratio was 8.13 percent at December 31, 2007.

During 2002, the Bank established two investment subsidiaries to hold portions of its securities portfolio. At December 2007, under a plan of liquidation adopted by the Bank, one of the investment companies had been liquidated. In January of 2003, the Corporation established an insurance subsidiary for the sale of insurance and annuity products. The Corporation also formed a title insurance partnership during the later part of 2007 to be fully operational in 2008.

The Corporation completed the acquisition of Red Oak Bank as of the close of business on May 20, 2005. Red Oak Bank was a State chartered commercial bank and operated one full service branch location in Hanover Township, Morris County, New Jersey.

Pursuant to the terms of the Agreement and Plan of Merger, 50% of Red Oak Bank’s common stock was converted into the Parent’s Common Stock at an exchange rate of .9227 of the Parent’s shares per each Red Oak Bank share and 50% was converted into $12.06 in cash for each Red Oak Bank share. The aggregate consideration paid in the merger consisted of $13.3 million in cash and 1,015,816 shares of the Parent’s common stock. The cash portion of the merger consideration was funded through the sale of securities available for sale and cash from continuing operations. The Corporation additionally converted remaining stock options covering 56,266 shares of Red Oak Bank common stock outstanding at the time of the merger, these options were exchanged for options covering 54,514 shares of Center Bancorp, Inc. common stock.

As a result of the Red Oak Bank acquisition, the Corporation acquired assets having a fair value of $115.3 million, including $89.6 million of net loans, $5.4 million of investment securities and $2.4 million of cash and cash equivalents, and assumed $70.7 million of deposits, $17.1 million of borrowings, and $792,000 of other liabilities.

The acquisition was accounted for as a purchase and the excess of cost over the fair value of net assets acquired (“goodwill”) in the transaction was $14.7 million. Under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, goodwill is not being amortized in connection with this transaction and the goodwill will not be deductible for income tax purposes. The Corporation also recorded a core deposit intangible of $702,617 in connection with the acquisition, which is being amortized on a 10-year sum of the digits method.

SEC Reports and Corporate Governance

The Corporation makes its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K and amendments thereto available on its website at www.centerbancorp.com without charge as soon as reasonably practicable after filing or furnishing them to the SEC. Also available on the website are Center Bancorp’s corporate code of ethics that applies to all of Center Bancorp’s employees, including principal officers and directors, and charters for the Audit Committee, Compensation Committee and Nominating Committee.

Center Bancorp, Inc. filed the certifications of the Chief Executive Officer and Chief Financial Officer required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 with respect to Center Bancorp’s Annual Report on Form 10-K as exhibits to this Report. Center Bancorp’s CEO submitted the required annual CEO’s Certification regarding the NASDAQ’s corporate governance listing standards, Section 12(a) CEO Certification, to the NASDAQ within the required timeframe after the 2007 annual shareholders’ meeting.

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

The Bank, through its subsidiary, Center Financial Group LLC, provides financial services, including brokerage services insurance and annuities, mutual funds and financial planning. In the fourth quarter of 2007, the Corporation formed a title insurance partnership, Center Title LLC, with Progressive Title Company in Parsippany, New Jersey to provide title services in connection with the closing of real estate transactions.

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

On November 9, 2007, the FRB approved the Parent Corporation’s application to become a Financial Holding Company. A Financial Holding Company may perform the following activities: insurance underwriting, securities dealing and underwriting, financial and investment advisory services, merchant banking, issuing or selling securities interests in bank-eligible assets and generally engaging in any non-banking activity authorized by the Holding Company Act.

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

New Jersey enacted legislation to authorize interstate banking and branching and the entry into New Jersey of foreign country banks. New Jersey did not authorize de novo branching into the state. However, under federal law, federal savings banks, which meet certain conditions, may branch de novo into a state, regardless of state law.

The Parent Corporation is required to file with the FRB an annual report and such additional information as the FRB may require pursuant to the Holding Company Act. In addition, the FRB makes periodic examinations of bank holding companies and their subsidiaries. The Holding Company Act requires each bank holding company to obtain the prior approval of the FRB before it may acquire substantially all of the assets of any bank, or before it may acquire ownership or control of any voting shares of any bank, if, after such acquisition, it would own or control, directly or indirectly, more than 5 percent of the voting shares of such bank. The Holding Company Act limits the activities which may be engaged in by the Corporation and its subsidiaries to those of banking, the ownership and acquisition of assets and securities of banking organizations, and the management of banking organizations, and to certain non-banking activities which the FRB finds, by order or regulation, to be so closely related to banking or managing or controlling a bank as to be a proper incident thereto.

The FRB is empowered to differentiate between activities by a bank holding company or a subsidiary thereof and activities commenced by acquisition of a going concern. With respect to non-banking activities, the FRB has by regulation determined that several non-banking activities are closely related to banking within the meaning of the Holding Company Act and thus may be performed by bank holding companies.

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

Insurance Funds

The Corporation is a member of the Bank Insurance Fund (“BIF”) of the FDIC. The FDIC also maintains another insurance fund, the Savings Association Insurance Fund (“SAIF”), which primarily covers savings and loan association deposits but also covers deposits that are acquired by a BIF-insured institution from a savings and loan association. As of the most recent quarterly assessment preformed by the FDIC, the Corporation had approximately $699.0 million of deposits subject to assessment at December 31, 2007, with respect to which it pays SAIF FICO assessments.

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

Sarbanes-Oxley Act of 2002

The stated goals of the Sarbanes-Oxley Act of 2002 (the “SOA”) are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties by publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws.

The SOA generally applies to all companies, both U.S. and non-U.S., that file or are required to file periodic reports with the Securities and Exchange Commission (the “SEC”) under the Securities Exchange Act of 1934 (the “Exchange Act”).

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

Dividend Restrictions

Most of the revenue of the Corporation available for payment of dividends on its capital stock will result from amounts paid to the Parent Corporation by the Bank. There are a number of statutory and regulatory restrictions applicable to the payment of dividends by national banks and bank holding companies. First, the Bank must obtain the approval of the OCC if the total dividends declared by the Bank in any year will exceed the total of the Bank’s net profits (as defined and interpreted by regulation) for that year and retained profits (as defined) for the preceding two years, less any required transfers to surplus. Second, the Bank cannot pay dividends unless, after the payment of such dividends, capital would be unimpaired and remaining surplus would equal 100% of capital. Third, the authority of Federal regulators to monitor the levels of capital maintained by the Corporation and the Bank (see Item 7 of this Annual Report on Form 10-K and the discussion of FDICIA above), as well as the authority of such regulators to prohibit unsafe or unsound practices, could limit the amount of dividends which the Parent Corporation and the Bank may pay. Regulatory pressures to reclassify and charge-off loans and to establish additional loan loss reserves also can have the effect of reducing current operating earnings and thus impacting an institution’s ability to pay dividends. Regulatory authorities have indicated that bank holding companies, which are experiencing high levels of non-performing loans and loan charge-offs, should review their dividend policies. Reference is also made to Note 18 of the Notes to the Corporation’s Consolidated Financial Statements and to Item 5 of this Annual Report on Form 10-K.

Lending Guidelines; Real Estate Credit Management

Credit risks are an inherent part of the lending function. The Corporation has set in place specific policies and guidelines to limit credit risks. The following describes the Corporation’s credit management policy and describes certain risk elements in its earning assets portfolio.

Credit Management

The maintenance of comprehensive and effective credit policies is a paramount objective of the Corporation. Credit procedures are enforced by the department heads of the different lending units and are maintained at the senior administrative level as well as through internal control procedures.

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

It may be appropriate in individual cases to originate loans with loan-to-value ratios in excess of the supervisory LTV limits, based on support provided by other credit factors. The President of the Bank must approve such non-conforming loans. The Bank must identify all non-conforming loans and their aggregate amount must be reported at least quarterly to the Directors’ Loan Committee. Non-conforming loans should not exceed 100% of capital, or 30% with respect to non one to four family residential loans. At present, management is unaware of any exceptions to supervisory LTV limits.

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

Credit quality is monitored through an internal review process, which includes a credit Risk Grading System that facilitates the early detection of problem loans. Under this grading system, all commercial loans and commercial mortgage loans are graded in accordance with the risk characteristics inherent in each loan. Problem loans include non-accrual loans, and loans which conform to the regulatory definitions of criticized and classified loans.

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

Union Center National Bank’s ability to pay dividends is subject to regulatory limitations, which, to the extent that our holding company requires such dividends in the future, may affect our holding company’s ability to honor its obligations and pay dividends.

As a holding company, we are a separate legal entity from Union Center National Bank and its subsidiaries and do not have significant operations of our own. We currently depend on Union Center National Bank’s cash and liquidity to pay our operating expenses and dividends to shareholders. We cannot assure you that in the future Union Center National Bank will have the capacity to pay the necessary dividends and that we will not require dividends from Union Center National Bank to satisfy our obligations. Various statutes and regulations limit the availability of dividends from Union Center National Bank. It is possible, depending upon our and Union Center National Bank’s financial condition and other factors, that bank regulators could assert that payment of dividends or other payments by Union Center National Bank are an unsafe or unsound practice. In the event that Union Center National Bank is unable to pay dividends, we may not be able to service our obligations, as they become due, or pay dividends on our common stock. Consequently, the inability to receive dividends from Union Center National Bank could adversely affect our financial condition, results of operations, cash flows and prospects.

Union Center National Bank’s allowance for loan losses may not be adequate to cover actual losses.

Like all financial institutions, Union Center National Bank maintains an allowance for loan losses to provide for loan defaults and non-performance. If Union Center National Bank’s allowance for loan losses is not adequate to cover actual loan losses; future provisions for loan losses could materially and adversely affect our operating results. Union Center National Bank’s allowance for loan losses is determined by analyzing historical loan losses, current trends in delinquencies and charge-offs, plans for problem loan resolution, the opinions of its regulators, changes in the size and composition of the loan portfolio and industry information. Union Center National Bank also considers the impact of economic events, the outcome of which is uncertain. The amount of future losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates that may be beyond our control and these losses may exceed current estimates. Federal regulatory agencies, as an integral part of their examination process, review Union Center National Bank’s loans and allowance for loan losses. While we believe that Union Center National Bank’s allowance for loan losses in relation to its current loan portfolio is adequate to cover current losses, we cannot assure you that Union Center National Bank will not need to increase its allowance for loan losses or that regulators will not require it to increase this allowance. Either of these occurrences could materially and adversely affect our earnings and profitability.

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

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

The Bank’s operations are located at nine sites in Union County, New Jersey, consisting of five sites in Union Township, one in Springfield Township, one in Berkeley Heights, one in Vauxhall and one in Summit, New Jersey. The Bank also has four sites in Morris County, New Jersey, consisting of one site in Madison, one site in Boonton/Mountain Lakes, and two sites in Morristown, New Jersey. The principal office is located at 2455 Morris Avenue, Union, New Jersey. The principal office is a two story building constructed in 1993. On October 9, 2004, the Bank opened a 19,555 square foot office facility on Springfield Road in Union New Jersey, which serves as the Bank’s Operations and Data Center. On October 1, 2004 the Corporation signed an agreement to purchase premises at 44 North Avenue, Cranford, New Jersey to be used to construct a full service branch facility. Subsequently, the Corporation exercised its option to cancel that contract on January 12, 2007. On February 27, 2008 the Corporation signed an agreement to lease premises at 105 North Avenue, Cranford, New Jersey to be used to construct a full service branch facility. Subsequently, the Corporation has notified the landlord that it wants to terminate the commitment and expects that to be completed in the first quarter of 2008. On October 28, 2005, the Corporation signed an agreement to lease a branch facility to be constructed at 209 Ridgedale Avenue, Florham Park, New Jersey. In September 2007, the Corporation reclassified the Florham Park office as held for sale real estate and has entered into a contract to sell that property. The Corporation completed the sale of the property on February 29, 2008.

Six of the locations are owned by the Bank and seven of the locations are leased by the Bank. The lease of the Five Points Branch located at 356 Chestnut Street, Union, New Jersey, which was set to expire on November 30, 2007 under the original lease which expires in 2017, was renegotiated into a new lease on May 25, 2007 for a 20 year term with renewal options to commence upon completion of the office renovation. The Corporation is currently enlarging the building on that site and expects construction to be completed at the end of the second quarter of 2008, at which time the new lease would be effective. . The lease of the Career Center Branch located in Union High School expires October 31, 2008. The lease of the Madison office located at 300 Main Street, Madison, New Jersey expires June 6, 2010 and is subject to renewal at the Bank’s option. The lease of the Millburn Mall Branch located at 2933 Vauxhall Road, Vauxhall, New Jersey expires January 31, 2013 and is subject to renewal at the Bank’s option. The lease on the Red Oak Banking Center located at 190 Park Avenue, Morristown, New Jersey expires November 1, 2008 and is subject to renewal at the Bank’s option for a renewal period of five years.. The Corporation has exercised its option to not renew this lease effective November 1, 2008 and has announced the closure of this location effective March 19, 2008. The lease of the Summit branch located at 392 Springfield Avenue, Summit, New Jersey expires March 31, 2021 and is subject to renewal at the Bank’s option. The lease for the Boonton/Mountain Lakes office located at Ely Place, Boonton, New Jersey expires August 29, 2021, and is subject to renewal at the Bank’s option. The Bank operates a Drive In/Walk Up located at 2022 Stowe Street, Union, New Jersey, adjacent to a part of the Center Office facility. The Bank has five off-site ATM locations. One at is located at Union Hospital, 100 Galloping Hill Road, Union, New Jersey, three are located at New Jersey Transit stations; and one is located at the Boys and Girls Club of Union, 1050 Jeanette Avenue, Union, New Jersey.

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

Item 4. Submission of Matters to a Vote of Security Holders

The Corporation had no matter submitted to a vote of security holders during the fourth quarter of 2007.

Item 4A. Executive Officers of the Registrant

The following table sets forth the name and age of each executive officer of the Parent Corporation, the period during which each such person has served as an officer of the Parent Corporation or the Bank and each such person’s business experience (including all positions with the Parent Corporation and the Bank) for the past five years:

Name and Age	Officer Since	Business Experience
Anthony C. Weagley Age – 46	1996 the Parent Corporation 1985 the Bank	President, Chief Executive Officer and Chief Financial Officer of the Parent Corporation (August 2007 – Present) and Vice President & Treasurer of the Parent Corporation (1996 – August 2007) Senior Vice President & Cashier (1996 – 2007),Vice President & Cashier (1991 – 1996) and Assistant Vice President (1991 – 1997) of the Bank
Lori A. Wunder Age – 43	1998 the Parent Corporation 1995 the Bank	Vice President of the Parent Corporation Senior Vice President (1998 – Present) Vice President (1997 – 1998) Assistant Vice President (1996 – 1997) and Assistant Cashier (1995 – 1996) of the Bank
Julie D’Aloia Age – 46	1999 the Parent Corporation 1998 the Bank	Vice President & Secretary (2001 – Present) and Corporate Secretary (1998–2000) of the Parent Corporation Senior Vice President & Secretary (2001– Present); Assistant-To-The-President of the Bank and Corporate Secretary (1995 – 1998) of the Bank
Mark S. Cardone Age – 44	2001 the Parent Corporation 2001 the Bank	Vice President of the Parent Corporation Senior Vice President & Branch Administrator Of the Bank (2001 – Present) Vice President of Fleet Bank (1996 – 2001)
Christopher M. Gorey Age – 52	2006 the Parent Corporation 2006 the Bank	Vice President of the Parent Corporation Senior Vice President and Senior Credit Officer Of the Bank (2006 – Present) Vice President of the Bank (1999 – 2006)

PART II

Item 5. Market for the Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities

Security Market Information

The common stock of the Parent Corporation is traded on the NASDAQ Global Select Market. The Corporation’s symbol is CNBC. As of December 31, 2007, the Corporation had 679 stockholders of record. This does not include beneficial owners for whom CEDE & Company or others act as nominees. On December 31, 2007, the closing low market bid and asked price was $11.05–$11.14, respectively.

The following table sets forth the high and low bid price, and the dividends declared, on a share of the Corporation’s common stock for the periods presented. All amounts are adjusted for prior stock splits and stock dividends.

	Common Stock Price				Common Dividends Declared
	2007		2006
	High Bid	Low Bid	High Bid	Low Bid	2007	2006
Fourth Quarter	$12.01	$11.05	$16.22	$15.60	$0.0900	$0.0857
Third Quarter	$14.99	$10.80	$16.39	$14.10	$0.0900	$0.0857
Second Quarter	$15.85	$13.86	$14.25	$11.70	$0.0900	$0.0857
First Quarter	$15.21	$14.51	$12.17	$10.85	$0.0900	$0.0857
					$0.3600	$0.3400

Share Repurchase Program

Repurchases may be made from time to time as, in the opinion of management, market conditions warrant, in the open market or in privately negotiated transactions. Shares repurchased will be added to the corporate treasury and will be used for future stock dividends and other issuances. As of December 31, 2007, Center Bancorp had 13.2 million shares of common stock outstanding. As of December 31, 2007, the Parent Corporation had purchased 1,193,780 common shares at an average cost per share of $11.68 under stock buyback programs announced in 2006 and 2007. The repurchased shares were recorded as Treasury Stock, which resulted in a decrease in stockholders’ equity.

Information concerning the stock repurchases for the twelve months ended December 31, 2007 is set forth below (1).

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
Balance at December 31, 2006	343,253	$11.38	343,253	362,139
January 1, through March 31, 2007	—	—	343,253	362,139
April 1, through June 30, 2007	—	—	343,253	362,139
July 1, through September 30, 2007	292,174	$12.20	635,427	754,592
October 1, through December 31, 2007	558,353	$11.59	1,193,780	196,239
Balance at December 31, 2007	1,193,780	$11.68	1,193,780	196,239

(1)	Share and per share amounts have been adjusted to reflect the 5 percent stock dividend declared on March 29, 2007 and paid on June 1, 2007.

Stock Compensation Plan Information

For information related to stock based compensation, see Note 2 of the Notes to Consolidated Financial Statements. The following table gives information about the Parent Corporation’s Common Stock that may be issued upon the exercise of options, warrants and rights under the Parent Corporation’s 1999 Incentive Plan, 1993 Employee Stock Option Plan, 1993 Outside Director Stock Option Plan and 2003 Non-Employee Director Stock Option Plan as of December 31, 2007. These plans were the Corporation’s only equity compensation plans in existence as of December 31, 2007.

Plan Category	Number of Securities to Be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity Compensation Plans Approved by Shareholders	264,255	$6.07 – $15.73	685,159
Equity Compensation Plans Not Approved by Shareholders	—	—	—
Total	264,255	$6.07 – $15.73	685,159

Dividends

Federal laws and regulations contain restrictions on the ability of the Parent Corporation and Union Center National Bank to pay dividends. For information regarding restrictions on dividends, see Part I, Item 1, “Business — Dividend Limitations” and Part II, Item 8, “Financial Statements and Supplementary Data — Dividend Restrictions, Note 18 of the Notes to Consolidated Financial Statements.” In addition, under the terms of the trust preferred securities issued by Center Bancorp, Inc, Statutory Trust II, the Parent Corporation can not pay dividends on its common stock if the Corporation defers payments on the junior subordinated debentures which provide the cash flow for the payments on the trust preferred securities.

Stockholders Return Comparison

Set forth below is a line graph presentation comparing the cumulative stockholder return on the Corporation’s Common Stock, on a dividend reinvested basis, against the cumulative total returns of the Standard & Poor’s Composite and the SNL Mid-Atlantic Bank Index for the period from January 1, 2003 through December 31, 2007.

COMPARE 5-YEAR CUMULATIVE TOTAL RETURN
AMONG CENTER BANCORP INC.,
S&P COMPOSITE AND SNL MID-ATLANTIC BANK INDEX

Assumes $100 invested on January 1, 2003
Assumes dividends reinvested
Fiscal year ending December 31, 2007.

COMPARISON OF CUMULATIVE TOTAL RETURN OF ONE OR MORE
COMPANIES, PEER GROUPS, INDUSTRY INDEXES AND/OR BROAD MARKETS

	Fiscal Year Ending
Company/Index/Market	12/31/2002	12/31/2003	12/31/2004	12/31/2005	12/31/2006	12/31/2007
Center Bancorp, Inc	100.00	170.05	121.56	110.01	163.24	122.86
S&P Composite	100.00	129.59	144.85	153.04	176.51	186.17
SNL Mid-Atlantic Bank Index	100.00	142.18	150.59	153.26	183.94	139.10

Item 6. Selected Financial Data

SUMMARY OF SELECTED STATISTICAL INFORMATION AND FINANCIAL DATA

	Years Ended December 31,
	2007	2006	2005	2004	2003
	(Dollars in Thousands, Except per Share Data)
Summary of Income
Interest income	$52,129	$53,325	$50,503	$40,049	$35,919
Interest expense	30,630	28,974	23,296	13,968	12,726
Net interest income	21,499	24,351	27,207	26,081	23,193
Provision for loan losses	350	57	—	752	522
Net interest income after provision for loan losses	21,149	24,294	27,207	25,329	22,671
Other income	4,372	633	3,836	3,388	3,247
Other expense	24,598	24,358	22,213	19,471	18,336
Income before income tax expense	923	569	8,830	9,246	7,582
Income tax (benefit) expense	(2,933)	(3,329)	1,184	1,624	1,163
Net income	$3,856	$3,898	$7,646	$7,622	$6,419
Statement of Financial Condition Data
Investments	$314,194	$381,733	$517,730	$571,127	$512,875
Total loans	551,669	550,414	505,826	377,304	349,525
Goodwill and other intangibles	17,204	17,312	17,437	2,091	2,091
Total assets	1,017,645	1,051,384	1,114,829	1,009,015	922,289
Deposits	699,070	726,771	700,601	702,272	632,921
Borrowings	218,109	206,434	293,963	216,357	214,724
Stockholders’ equity	$85,278	$97,613	$99,489	$68,643	$54,180
Dividends
Cash dividends	$4,885	$4,808	$4,518	$3,238	$3,014
Dividend payout ratio	126.69%	123.35%	59.09%	42.48%	46.95%
Cash Dividends Per Share(1)
Cash dividends	$0.36	$0.34	$0.34	$0.32	$0.30
Earnings Per Share(1)
Basic	$0.28	$0.28	$0.60	$0.75	$0.65
Diluted	$0.28	$0.28	$0.60	$0.75	$0.65
Weighted Average Common Shares Outstanding(1)
Basic	13,780,504	13,959,684	12,678,614	10,163,874	9,811,328
Diluted	13,840,756	14,040,338	12,725,256	10,224,591	9,914,071
Operating Ratios
Return on average assets	0.38%	0.37%	0.69%	0.81%	0.74%
Average stockholders’ equity to average assets	9.33%	9.21%	7.79%	6.14%	5.96%
Return on average stockholders’ equity	4.09%	4.04%	8.91%	13.17%	12.35%
Return on tangible average stockholders’ equity(2)	5.00%	4.93%	10.34%	13.67%	12.87%
Book Value
Book value per common share(1)	$6.48	$7.02	$7.05	$6.27	$5.49
Tangible book value per common share(1)(2)	$5.17	$5.77	$5.82	$6.08	$5.28
Non-Financial Information
Common stockholders of record	679	717	767	529	527
Staff-Full time equivalent	172	214	202	192	191

Notes to Selected Financial Data

(1)	All common share and per common share amounts adjusted for prior stock splits and stock dividends.

(2)	Tangible book value per share, which is a non-Generally Accepted Accounting Practices (“GAAP”) financial measure, is computed by dividing stockholders’ equity less goodwill and other intangible assets by common shares outstanding. The following table provides certain related reconciliation’s between GAAP and non-GAAP measures:

	2007	2006	2005	2004	2003
	(Dollars in Thousands, Except per Share Data)
Common shares outstanding	13,155,784	13,910,450	14,103,209	10,939,398	9,861,247
Stockholders’ equity	$85,278	$97,613	$99,489	$68,643	$54,180
Less: Goodwill and other intangible assets	17,204	17,312	17,437	2,091	2,091
Tangible Stockholders’ Equity	$68,074	$80,301	$82,052	$66,552	$52,089
Book value per share	$6.48	$7.02	$7.05	$6.27	$5.49
Less: Goodwill and other intangible assets	1.31	1.25	1.23	0.19	0.21
Tangible Book Value per Share	$5.17	$5.77	$5.82	$6.08	$5.28

All per common share amounts reflect all prior stock splits and dividends.

Return on average tangible stockholders’ equity, which is a non-GAAP financial measure, is computed by dividing net income by average stockholders’ equity less average goodwill and average other intangible assets, as follows:

	2007	2006	2005	2004	2003
	(Dollars in Thousands, Except per Share Data)
Net income	$3,856	$3,898	$7,646	$7,622	$6,419
Average stockholders’ equity	$94,345	$96,505	$85,772	$57,854	$51,959
Less: Average goodwill and other intangible assets	17,259	17,378	11,814	2,091	2,091
Average Tangible Stockholders’ Equity	$77,086	$79,127	$73,958	$55,763	$49,868
Return on average stockholders’ equity	4.09%	4.04%	8.91%	13.17%	12.35%
Add: Average goodwill and other intangible assets	0.91	0.89	1.43	0.50	0.52
Return on Average Tangible Stockholders’ Equity	5.00%	4.93%	10.34%	13.67%	12.87%

The Corporation believes that in comparing financial institutions, investors desire to analyze tangible book value rather than book value.

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

The Corporation accounts for goodwill and other identifiable intangible assets in accordance with SFAS No. 142, “Goodwill and intangible assets.” SFAS No. 142 includes requirements to test goodwill and indefinite lived intangible assets for impairment rather than amortize them. The Corporation has tested the goodwill and at December 31, 2007, there was no goodwill impairment.

Introduction

The following introduction to Management’s Discussion and Analysis highlights the principal factors that contributed to the Corporation’s earnings performance in 2007.

The year of 2007 was a challenging one for the banking industry and for the Corporation. Interest rates for most of 2007 were reflective of higher short-term interest rates and the sustained flatness of the yield curve. This, coupled with intense competition for deposits in the Corporation’s marketplace, continued to place pressure on funding costs. Market conditions became more volatile at the end of the third quarter, related to global instability in the markets in connection with the sub prime crises. As a result, the Federal Reserve decreased short-term interest rates 100 basis points by December 31, 2007. Short term interest rates declined more than longer term ones and market driven longer-term interest rates remained mostly unchanged at relatively lower levels resulting in a somewhat flat yield curve. This resulted in a compression of the Corporation’s net interest margin, which is the Corporation’s primary source of income. The Corporation took action throughout the year to stem the decline in margin and to reduce further exposure to interest rates through a reduction in higher cost funding in the deposit mix and improvement in the earning-asset mix. Should the yield curve remain flat or inverted, we expect that our net interest margin would continue to sustain pressure, therefore limiting the growth of net interest income and net income. However, the Corporation does expect its earning- assets to grow and for the mix to improve substantially in 2008, which should help to mitigate the effects on its margin. We intend to continue to use a substantial portion of the proceeds of maturing investments to help fund new loan growth.

The Corporation’s net income in 2007 was $3.9 million or $0.28 per fully diluted common share, compared with net income of $3.9 million or $0.28 per fully diluted common share in 2006. A substantial portion of our earnings in 2007 and 2006 arose from tax benefits.

Earnings for 2007 were impacted by interest rate compression, increased operating overhead and a reduced effective tax benefit, which were partially offset by increases in non-interest income, primarily from an increase in net gains on securities sold, higher service charge fees and other fee income. Other expense for the twelve-months ended December 31, 2007 totaled $24.6 million, an increase of $0.2 million, or 0.99%, over the comparable period in 2006.

Higher operating expenses during the twelve-month period resulted primarily from increases in occupancy and premise expense and other general and administrative expenses. Other general and administrative expense increased $0.7 million associated with increases in professional consulting, legal, other real estate owned (“OREO”) expense, insurance and customer corporate analysis charges and the charge-off of the Beacon Trust acquisition. The Corporation previously announced a number of cost cutting initiatives and expanded those initiatives in the fourth quarter to include the closing of its Red Oak Banking Center and its branch on 84 South Street in Morristown. These facilities have been combined with the Morristown Town Hall office and are expected to improve efficiency and increase customer service. We have additionally signed an agreement to outsource certain telecommunication service with the Atlantic Central Banker BITS program; that is expected to reduce telephone expense by approximately $235,000 in 2008. Additional similar outsourcing arrangements are currently being reviewed. Such anticipated cost savings constitute “forward-looking statements”. Actual results could differ substantially depending in part upon competition with our markets and unanticipated costs we may incur.

For the twelve-months ended December 31, 2007, total salaries and benefits decreased by $854,000 or 6.95% to $11.4 million. The reduction in expense was attributable to a reduction in staff, pension curtailment and elimination of certain benefit plans, offset in part by one-time charges related to severance payments in the third quarter of 2007.

The decreased tax rate resulted from income tax reductions, tax planning benefits and an internal entity reorganization of its subsidiaries undertaken by the Corporation in 2006 and 2007 with its subsidiary companies.

Total non-interest revenue increased as a percentage of total revenue in 2007 largely due to a $3.5 million increase in net gains on securities sold for the period. Excluding net securities gains and losses in the respective periods, the Corporation recorded other income of $3.5 million in the twelve-months ended December 31, 2007, compared to $3.2 million in the twelve-months ended December 31, 2006. This revenue, exclusive of gains on securities sold, increased $274,000 or 8.57 percent in 2007 as compared with 2006. For the twelve-months ended December 31, 2007, total other income increased $3.7 million as compared with the twelve-months of 2006. This increase was primarily attributable to a $206,000 increase in commissions from sales of mutual funds and annuities as well as increases in bank owned life insurance income, overdraft fees and service charge income on deposit accounts.

Total assets at December 31, 2007, were $1.018 billion, a decrease of 3.21 percent from assets of $1.051 billion at December 31, 2006. The reduction in assets, in part, reflects the decline in the investment portfolio and reduction in higher costing retail deposits. The Corporation utilized a portion of the cash flows generated from the sales of securities to help fund loan growth and to reduce high cost deposits and, where possible, short-term borrowings.

Loan growth was stagnant during the first two quarters of 2007 due to increased pay downs on existing loans and a slowing of new loan generation. During the third and fourth quarter, loan growth was spurred by business development efforts. Overall, the portfolio grew year over year by approximately $19.0 million on average or a 3.63 percent increase from 2006. A strong commercial real estate market prevailed throughout the year in our market in New Jersey, despite the economic climate at both the state and national levels and market turmoil from the sub prime markets. The Corporation is encouraged by the strength of loan demand and positive momentum gained this past year in growing that segment of earning-assets.

Asset quality continues to remain high and credit culture conservative. During 2007, the Corporation did not experience any substantial problems within its loan portfolio. At December 31, 2007, non-performing assets totaled $4.4 million or 0.43 percent of total assets, as compared with $700,000 or 0.07 percent at December 31, 2006. The increase in non-accrual loans was primarily attributable to one commercial mortgage in the amount of $2.5 million. However, subsequent to December 31, 2007, the Corporation received full payment of this commercial mortgage, including principal of $2.5 million and interest of $83,277, all of which will be reflected in results for the first quarter of 2008. The Corporation continues to aggressively pursue the sale of OREO and currently has a contract of sale on one of the properties in the amount of $360,000. These actions support the Corporation’s strong credit quality and would bring total non-performing assets to $1.5 million or .14 percent of total assets.

At December 31, 2007, the total allowance for loan losses amounted to approximately $5.2 million, or 0.94% of total loans. The allowance for loan losses as a percent of total non-performing assets, exclusive of OREO, amounted to 132.15 percent at December 31, 2007 as compared with 509.23 percent at September 30, 2007 and 708.6 percent at December 31, 2006. This decline in the ratio from December 31, 2006 to December 31, 2007 was due to a $3.2 million increase in non-performing assets.

Deposit experience was mixed in 2007 reflective of the changes in short-term interest rates. A modest decline in average deposits included a shift to more costly interest-bearing accounts, principally money market deposits. At December 31, 2007, total deposits for the Corporation were $699.1 million. Non-interest-bearing core deposits, a low-cost source of funding, continue to be a key-funding source. At December 31, 2007, this source of funding amounted to $111.4 million or 12.1 percent of total funding sources and 15.9 percent of total deposits.

More volatile rate sensitive deposits, principally certificates of deposits $100,000 and greater, decreased to 9.2 percent of total deposits at December 31, 2007 from 11.5 percent one year earlier. The geographic expansion of the Corporation into desirable markets (such as Morristown and Boonton in Morris County, New Jersey) over the past several years has contributed to the growth in market share, as well as increased loan demand and change in deposit mix.

Total stockholders’ equity decreased 12.64 percent from 2006 to $85.3 million, and represented 8.38 percent of total assets at year-end. Book value per common share (total stockholders’ equity divided by the number of shares outstanding) decreased to $6.48 as compared with $7.02 a year ago, primarily as a result of a change in other comprehensive income coupled with the repurchase of shares by the Corporation during 2006 and 2007 under its buyback program. Tangible book value (which excludes goodwill and other intangibles from stockholders’ equity) decreased to $5.17 from $5.77 a year ago; see item 6 of this Annual Report on Form 10-K for a reconciliation of tangible book value (which is a non-GAAP financial measure) to book value. Return on average stockholders’ equity for the year ended December 31, 2007 was 4.09 percent compared to 4.04 percent for 2006. This return was attributable to in part to lower earnings in 2006 and 2007 compared with 2005 and the additional shares issued in June 2005 and May 2005. The Tier I Leverage capital ratio decreased to 8.13 percent of total assets at December 31, 2007, as compared with 8.64 percent at December 31, 2006.

A key element of the Corporation’s performance is its strong capital base, which includes $5.2 million in subordinated debentures at December 31, 2007 and December 31, 2006. The Statutory Trust I subsidiary redeemed $10.3 million of floating rate capital trust pass through securities due December 18, 2031 on December 18, 2006. The most recent issuance of $5.0 million in floating rate MMCapS(SM) Securities occurred on December 19, 2003. The Corporation used the net proceeds of this issuance for working capital and other general corporate purposes, including capital contributions to the Corporation’s banking subsidiary to support its growth strategies. These securities presently are included as a component of Tier I capital for regulatory capital purposes. In accordance with FASB Interpretation No. 46, these securities are classified as subordinated debentures on the Consolidated Statements of Condition.

The Corporation’s risk-based capital ratios at December 31, 2007 were 11.65 percent for Tier I capital and 12.41 percent for total risk-based capital. These ratios substantially exceed the regulatory minimum of 4 percent for Tier I risk-based capital and 8 percent for total risk-based capital under regulatory guidelines. Total Tier I capital decreased to approximately $79.1 million at December 31, 2007 from $88.0 million at December 31, 2006. The decrease in Tier I capital primarily reflects stock repurchases described below.

For the year ended December 31, 2007, the Corporation’s return on average stockholders’ equity (“ROE”) was 4.09 percent and its return on average assets (“ROA”) was 0.38 percent. ROA includes intangible assets arising from the Red Oak Bank acquisition during 2005. The Corporation’s return on average tangible stockholders’ equity (“ROATE”) was 5.00 percent for 2007. The comparable ratios for the year ended December 31, 2006, were ROE of 4.04 percent, ROA of 0.37 percent, and ROATE of 4.93 percent. See the discussion and reconciliation of ROATE, which is a non-GAAP financial measure, under Item 6 of this Annual Report on Form 10-K.

The Corporation announced an increase in its common stock buyback program on September 28, 2007, under which the Parent Corporation was authorized to purchase up to 1,390,019 shares of Center Bancorp’s outstanding common stock. Under the program, repurchases may be made from time to time as, in the opinion of management, market conditions warrant, in the open market or in privately negotiated transactions. As of December 31, 2007, the Corporation has repurchased 1,193,780 shares under the program at an average cost of $11.68 per share.

The following sections discuss the Corporation’s Results of Operations, Asset and Liability Management, Liquidity and Capital Resource.

Results of Operations

Net income for the year ended December 31, 2007 was $3,856,000 as compared to $3,898,000 earned in 2006 and $7,646,000 earned in 2005. Net income decreased by 1.08 percent, while basic and fully diluted earnings per share remained the same at $0.28 per share for the years ended December 31, 2007 and 2006. The Corporation restructured its statement of condition in March 2006. This resulted in the sale of $86.3 million of available for sale securities and the recording of a charge of $3.6 million ($2.4 million net of tax). This led to a decrease of 49.02 percent in net income and decreases in basic and diluted earnings per share of 53.33 percent for the year ended December 31, 2006, as compared to the year ended December 31, 2005. All common share and per share information for all periods presented have been retroactively restated for common stock splits and common stock dividends distributed to common stockholders during the periods presented.

The return on average assets was 0.38 percent for the year ended December 31, 2007, as compared with 0.37 percent for 2006 and 0.69 percent for 2005, while the return on tangible average stockholders’ equity (a non-GAAP financial measure) was 5.00 percent, 4.93 percent and 10.34 percent, respectively. See Item 6 of this Annual Report on Form 10-K for a reconciliation to return on average stockholders’ equity.

Earnings performance for the year ended December 31, 2007 reflected continued adherence to the Corporation’s strategic initiatives. These initiatives are designed to sharpen our business focus and strengthen our financial performance, emphasizing the importance of core relationship business and a conservative credit culture. Earnings for the year were impacted by a decline in interest income, due to a decline in the volume of interest-earning assets, as well as an increase in interest expense associated with the rise in interest-bearing liabilities, an increase in the provision for loan losses, a modest increase in non-interest expense and a reduction in income tax benefits, offset in part by an increase in non-interest income.

Net Interest Income

The following table presents the components of net interest income (on a tax-equivalent basis) for the past three years.

	2007			2006			2005
	Amount	Increase (Decrease) from Prior Year	Percent Change	Amount	Increase (Decrease) from Prior Year	Percent Change	Amount	Increase (Decrease) from Prior Year	Percent Change
	(Dollars in Thousands)
Interest income:
Investments	$19,255	$(3,215)	(14.31)	$22,470	$(4,823)	(17.67)	$27,293	$3,981	17.08
Loans, including fees	33,527	1,528	4.78	31,999	6,670	26.33	25,329	6,800	36.70
Federal funds sold and securities purchased under agreement to resell	604	57	10.42	547	518	1786.21	29	29	100.00
Restricted investment in bank stocks	549	42	8.28	507	110	27.71	397	225	130.81
Total interest income	53,935	(1,588)	(2.86)	55,523	2,475	4.67	53,048	11,035	26.27
Interest expense:
Certificates $100 or more	3,964	(966)	(19.59)	4,930	1,102	28.79	3,828	2,550	199.53
Deposits	16,871	3,796	29.03	13,075	5,304	68.25	7,771	1,634	26.63
Borrowings	9,795	(1,174)	(10.70)	10,969	(728)	(6.22)	11,697	5,144	78.50
Total interest expense	30,630	1,656	5.72	28,974	5,678	24.37	23,296	9,328	66.78
Net interest income on a fully tax-equivalent basis	23,305	(3,244)	(12.22)	26,549	(3,203)	(10.77)	29,752	1,707	6.09
Tax-equivalent adjustment	(1,806)	392	(17.83)	(2,198)	347	(13.63)	(2,545)	(581)	29.58
Net interest income	$21,499	$(2,852)	(11.71)	$24,351	$(2,856)	(10.50)	$27,207	$1,126	4.32

Note: The tax-equivalent adjustment was computed based on an assumed statutory Federal income tax rate of 34 percent. Adjustments were made for interest earned on tax-advantaged instruments.

Historically, the most significant component of the Corporation’s earnings has been net interest income, which is the difference between the interest earned in the portfolio of earning-assets (principally loans and investments) and the interest paid for deposits and borrowings, which support these assets. There were several factors that affected net interest income during 2007, including the volume, pricing, mix and maturity of earning assets and interest-bearing liabilities and interest rate fluctuations.

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

Net interest income on a fully tax-equivalent basis, for the year ended December 31, 2007 decreased $3.2 million or 12.22 percent, from $26.5 million for 2006. The Corporation’s net interest margin decreased 23 basis points to 2.52 percent from 2.75 percent. From 2005 to 2006, net interest income on a tax equivalent basis decreased by $3.2 million, and the net interest margin decreased by 14 basis points.

The change in net interest income from 2006 to 2007 was primarily attributable to the change that occurred in the interest rate yield curve that impacted financial institutions during 2007. During the twelve months ended December 31, 2007, a 33 basis point increase in the average interest rates paid on total interest-bearing liabilities was offset only in part by an 8 basis point increase in the average yield on interest-earning assets from 5.75 percent in 2006 to 5.83 percent for 2007. The change in average yield on both interest-earning assets and interest-bearing liabilities reflected the increase in interest rates that occurred in 2007 as opposed to the lower interest rate environment in 2006 coupled with the impact of the sustained flatness of the yield curve and other volatile market conditions that affected rates in 2007.

For the year ended December 31, 2007, average interest-earning assets decreased by $41.4 million to $924.5 million, as compared with the year ended December 31, 2006. The 2007 change in average interest-earning asset volume was primarily due to decreased volumes of investment securities in the mix of average earning assets offset in part by increased loan volume. Increased average loan volume in 2007 was funded with cash flow from the investment portfolio. The change in interest-bearing liabilities was principally from higher rate money market and interest-bearing transaction accounts, which offset declines in time deposits and short term borrowings.

For the year ended December 31, 2006, average interest-earning assets decreased by $62.2 million to $965.9 million, as compared with the year ended December 31, 2005. The 2006 change in average interest-earning asset volume was primarily due to decreased volumes of investment securities which is consistent with the balance sheet strategies implemented by management in the first quarter of 2006, offset in part by increased loans which were funded in part with more expensive interest-bearing liabilities, principally higher rate time deposit products such as certificates of deposit and money market accounts.

The factors underlying the year-to-year changes in net interest income are reflected in the tables presented below and on page 23, each of which have been presented on a tax-equivalent basis (assuming a 34 percent tax rate). The table on page 27 (Average Statements of Condition with Interest and Average Rates) shows the Corporation’s consolidated average balance of assets, liabilities and stockholders’ equity, the amount of income produced from interest-earning assets and the amount of expense incurred from interest-bearing liabilities, and net interest income as a percentage of average interest-earning assets.

Net Interest Margin

The following table quantifies the impact on net interest income (on a tax-equivalent basis) resulting from changes in average balances and average rates over the past three years. Any change in interest income or expense attributable to both changes in volume and changes in rate has been allocated in proportion to the relationship of the absolute dollar amount of change in each category

Analysis of Variance in Net Interest Income Due to Volume and Rates

	2007/2006 Increase (Decrease) Due to Change in:			2006/2005 Increase (Decrease) Due to Change in:
	Average Volume	Average Rate	Net Change	Average Volume	Average Rate	Net Change
	(Dollars in Thousands)
Interest-earning assets:
Investment securities:
Taxable	$(2,258)	$234	$(2,024)	$(5,000)	$1,553	$(3,447)
Non-Taxable	(1,007)	(184)	(1,191)	(2,160)	784	(1,376)
Loans, net of unearned discounts	1,170	358	1,528	4,015	2,655	6,670
Federal funds sold and securities purchased under agreement to resell	76	(19)	57	467	51	518
Restricted investment in bank stocks	(23)	65	42	(70)	180	110
Total interest-earning assets	(2,042)	454	(1,588)	(2,748)	5,223	2,475
Interest-bearing liabilities:
Money market deposits	617	1,576	2,193	875	1,546	2,421
Savings deposits	(455)	146	(309)	(377)	574	197
Time deposits	(2,047)	929	(1,118)	169	3,015	3,184
Other interest-bearing deposits	1,033	1,031	2,064	4	600	604
Borrowings and subordinated debentures	(1,701)	527	(1,174)	(3,091)	2,363	(728)
Total interest-bearing liabilities	(2,553)	4,209	1,656	(2,420)	8,098	5,678
Change in net interest income	$511	$(3,755)	$(3,244)	$(328)	$(2,875)	$(3,203)

Interest income on a fully tax-equivalent basis for the year ended December 31, 2007 decreased by approximately $1.6 million or 2.86 percent as compared with the year ended December 31, 2006. This decrease primarily reflects a reduction in the volume of investment securities offset in part by improved yield on certain components of earning assets. The Corporation’s loan portfolio increased on average $19.0 million to $541.3 million from $522.3 million in 2006, primarily driven by growth in commercial loans and commercial real estate.

The loan portfolio represented approximately 58.5 percent of the Corporation’s interest earning assets (on average) during the twelve-months of 2007 and 54.1 percent in 2006. Average investment securities volume decreased during 2007 by $61.4 million compared to 2006; the decline in volume was used to fund loan growth and the decline in interest- bearing liabilities. The average yield on interest-earning assets increased from 5.75 percent in 2006 to 5.83 percent in 2007. The volume of Federal Funds sold and securities purchased under agreement to resell increased by $1.5 million on average as compared with 2006. The average yield on such assets decreased to 5.01% as compared to 5.19% in 2006.

The increase in the volume of loans in 2007 primarily reflected increases in commercial loans and mortgages and residential mortgage loans. The change in interest–bearing liabilities was principally in increased levels of high yield interest-bearing money market deposits offset in part with declines in savings and time deposits. The increase in average yield on total interest-earning assets contributed $0.4 million to the increase in interest income, as compared with a $2.0 million reduction attributable to volume decreases in certain interest-earning assets.

Interest income (fully tax-equivalent) increased by $2.5 million from 2005 to 2006 primarily due to an increase in the rates earned on average interest-earning assets. The increase in average yield on total interest-earning assets contributed $5.2 million to the increase in interest income as compared with a $2.7 million reduction attributed to volume decreases in certain interest-earning assets, predominantly investment securities.

Interest expense for the year ended December 31, 2007 was principally impacted by rate related factors. The rate related changes reflected increased expense on interest-bearing demand, money market deposits, and short-term borrowings in 2007 offset in part by the decline in average volume of savings deposits, time deposits and borrowings during 2007. For the year ended December 31, 2007, interest expense increased $1.7 million or 5.72 percent as compared with 2006. Interest-bearing liabilities in total decreased on average $26.5 million, primarily in savings deposits, time deposits and short-term borrowings.

For the year ended December 31, 2006, interest expense increased $5.7 million or 24.4 percent as compared with 2005. Total interest-bearing liabilities decreased on average $62.8 million, primarily in savings deposits and short-term borrowings.

The Corporation’s net interest spread on a tax-equivalent basis (i.e., the average yield on average interest-earning assets, calculated on a tax equivalent basis, minus the average rate paid on interest-bearing liabilities) decreased 25 basis points to 1.92 percent in 2007 from 2.17 percent for the year ended December 31, 2006. The decrease in 2007 reflected a compression of spreads between yields earned on loans and investments and rates paid for supporting funds. During 2007, spreads narrowed due in part to monetary policy promulgated by the Federal Reserve Open Market Committee (“FOMC”) decreasing the target Federal Funds rate 100 basis points from 5.25 percent at December 31, 2006 to 4.25 percent at December 31, 2007 coupled with the resultant flattening and inversion of the yield curve that occurred during 2007.

The FOMC reduced rates three times during 2007 for a total of 100 basis points and increased rates four times in 2006 for a total of 100 basis points. The net interest spread decreased 32 basis points in 2006 as compared with 2005, primarily as a result of the Federal Funds rate increase during the period from a 44-year low of 1.00 percent at June 29, 2004.

The cost of total average interest-bearing liabilities increased to 3.91 percent, a change of 33 basis points, for the year ended December 31, 2007, from 3.58 percent for the year ended December 31, 2006, which followed a change of 91 basis points from 2.67 percent for the year ended December 31, 2005.

The contribution of non-interest-bearing sources (i.e., the differential between the average rate paid on all sources of funds and the average rate paid on interest-bearing sources) increased to 55 basis points, an increase of 3 basis points from 2006 to 2007. Comparing 2006 and 2005, there was an increase of 15 basis point to 52 basis points on average from 37 basis points on average during the year ended December 31, 2005.

The following table, “Average Statements of Condition with Interest and Average Rates”, presents for the years ended December 31, 2007, 2006 and 2005, the Corporation’s average assets, liabilities and stockholders’ equity. The Corporation’s net interest income, net interest spreads and net interest income as a percentage of interest-earnings assets (net interest margin) are also reflected.

AVERAGE STATEMENTS OF CONDITION WITH INTEREST AND AVERAGE RATES

	Years Ended December 31,
	2007			2006			2005
(Tax-Equivalent Basis)	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/Rate	Average Balance	Income/ Expense	Yield/ Rate
	(Dollars in Thousands)
ASSETS
Interest-earning assets:
Investment securities:(1)
Taxable	$267,884	$13,728	5.12%	$312,001	$15,752	5.05%	$412,427	$19,199	4.66%
Non-taxable	95,501	5,527	5.79%	112,831	6,718	5.95%	150,149	8,094	5.39%
Loans, net of unearned income:(2)	541,297	33,527	6.19%	522,352	31,999	6.13%	454,372	25,329	5.57%
Federal funds sold and securities purchased under agreement to resell	12,050	604	5.01%	10,539	547	5.19%	1,091	29	2.66%
Restricted investment in bank stocks	7,806	549	7.03%	8,167	507	6.21%	10,080	397	3.94%
Total interest-earning assets	924,538	53,935	5.83%	965,890	55,523	5.75%	1,028,119	53,048	5.16%
Non-interest-earning assets:
Cash and due from banks	18,586			20,711			19,418
Bank owned life insurance	21,801			20,225			18,200
Intangible assets	17,259			17,378			11,814
Other assets	34,547			28,405			28,620
Allowance for loan losses	(5,002)			(4,932)			(4,534)
Total non-interest earning assets	87,191			81,787			73,518
Total assets	$1,011,729			$1,047,677			$1,101,637
LIABILITIES & STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Money market deposits	$142,805	$6,577	4.61%	$126,502	$4,384	3.47%	$92,875	1,963	2.11%
Savings deposits	69,289	1,498	2.16%	90,768	1,807	1.99%	114,305	1,610	1.41%
Time deposits	187,860	8,832	4.70%	232,803	9,950	4.27%	227,249	6,766	2.98%
Other interest-bearing deposits	173,123	3,928	2.27%	119,231	1,864	1.56%	118,881	1,260	1.06%
Short term borrowings and FHLB advances	205,681	9,384	4.56%	226,004	9,655	4.27%	304,364	10,624	3.49%
Subordinated debentures	5,155	411	7.97%	15,070	1,314	8.72%	15,465	1,073	6.94%
Total interest-bearing liabilities	783,913	30,630	3.91%	810,378	28,974	3.58%	873,139	23,296	2.67%
Non-interest-bearing liabilities:
Demand deposits	127,107			135,761			134,837
Other non-interest-bearing deposits	385			1,470			2,813
Other liabilities	5,979			3,563			5,076
Total non-interest-bearing liabilities	133,471			140,794			142,726
Stockholders’ equity	94,345			96,505			85,772
Total liabilities and stockholders’ equity	$1,011,729			$1,047,677			$1,101,637
Net interest income (tax-equivalent basis)		$23,305			$26,549			$29,752
Net interest spread			1.92%			2.17%			2.49%
Net interest income as percent of earning assets (margin)			2.52%			2.75%			2.89%
Tax-equivalent adjustment(3)		(1,806)			(2,198)			(2,545)
Net interest income		$21,499			$24,351			$27,207

(1)	Average balances for available-for-sale securities are based on amortized cost.
(2)	Average balances for loans include loans on non-accrual status.
(3)	The tax-equivalent adjustment was computed based on a statutory Federal income tax rate of 34 percent.

Investment Portfolio

For the year ended December 31, 2007, the average volume of investment securities decreased by $61.4 million to approximately $363.4 million or 39.3 percent of average earning assets. At December 31, 2007, the total investment portfolio amounted to $314.2 million, a decrease of $67.5 million from December 31, 2006. The decrease in the average volume of investment securities was used in part to fund loan growth and a decline in funding sources. The decrease in the average volume of investment securities during 2006 largely reflects a repositioning of the Corporation’s balance sheet in the first quarter of 2006 coupled with a continued decline in the volume of cash flow from the portfolio that was reinvested into the portfolio At December 31, 2007, the principal components of the investment portfolio are U.S. Treasury and U.S. Government Agency Obligations, Federal Agency Obligations including Mortgage-backed securities, Obligations of U.S. states and political subdivision, corporate bonds and notes, and other debt securities.

The volume related factors during the twelve-month period ended December 31, 2007 decreased revenue by $3.3 million, while rate related changes resulted in an increase in revenue of $50,000. The tax-equivalent yield on investments remained relatively unchanged increasing by 1 basis point to 5.30 percent from a yield of 5.29 percent during the year ended December 31, 2006. There was some portfolio extension where risk is relatively minimal within the portfolio, resulting in wider spreads in certain sectors during 2007, specifically with corporate bonds and tax-free municipal securities added to the portfolio during 2007. This favorably impacted the portfolio yield, as compared with 2006. The yield on the portfolio benefited from the impact of the higher interest rate environment on purchases made to replace securities, which had matured, were prepaid, or were called and the cash flow was subsequently reinvested, in part, back into the portfolio and used to fund loan growth.

The impact of repricing activity on investment yields was also favorably impacted by the change in rates during 2007, due to the fact that the increased volume on average during 2007 was invested into securities, which carried a higher rate in comparison to the prior year. The cash flow from the sale of investment securities was in part invested back into the portfolio.

Securities available-for-sale is a part of the Corporation’s interest rate risk management strategy and may be sold in response to changes in interest rates, changes in prepayment risk, liquidity management and other factors. During 2007, approximately $56.3 million in securities were sold from the Corporation’s available-for-sale portfolio, a portion of which funded increases in loan volume and a portion of which reduced the volume of short-term borrowings. On November 16, 2007 the Corporation transferred $113.4 million in securities classified as held-to-maturity to its available for sale portfolio resulting in a $459,000 change in value to the book value and $272,000 net of tax adjustment to other comprehensive income. At December 31, 2007, as a result of this action in the fourth quarter of 2007, the entire securities portfolio was available for sale. During 2006, approximately $188.0 million in securities were sold from the Corporation’s available-for-sale portfolio, a portion of which funded increases in loan volume and a portion of which reduced the volume of short-term borrowings related to the repositioning of the Corporation’s balance sheet in March of 2006. At that time, the Corporation sold from its available for sale portfolio, as part of the restructuring, $86.3 million of available-for-sale securities, which were yielding less than 4 percent. The sale resulted in an after-tax charge of approximately $2.4 million. The proceeds from the sale of securities were utilized to reduce the Corporation’s short-term borrowings and wholesale funding sources by $85.0 million. As a result of this de-leveraging, short-term borrowings were reduced to $98.5 million at March 23, 2006. The Corporation’s sales from its available-for-sale portfolio were made in the ordinary course of business.

At December 31, 2007, the net unrealized loss carried as a component of other comprehensive income and included in stockholders’ equity, net of tax, amounted to a net unrealized loss of $5.1 million as compared with a net unrealized loss of $2.5 million at December 31, 2006, resulting from changes in market conditions and interest rates at period end December 31, 2007. For additional information regarding the Corporation’s investment portfolio, see Note 7 of the Notes to the Consolidated Financial Statements.

The following table illustrates the maturity distribution and weighted average yield on a tax-equivalent basis for investment securities at December 31, 2007, on a contractual maturity basis.

	U.S. Treasury & Agency Securities	Federal Agency Obligations	Obligations of U.S. States & Political Subdivisions	Other Debt and Equity Securities	Total
	(Dollars in Thousands)
Due in 1 year or less
Amortized Cost	$—	$—	$—	$21,014	$21,014
Market Value	—	—	—	20,851	20,851
Weighted Average Yield	—%	—%	—%	1.98%	1.98%
Due after one year through five years
Amortized Cost	$100	$5,224	$19,697	$9,280	$34,301
Market Value	101	5,194	19,664	9,237	34,196
Weighted Average Yield	4.74%	4.31%	3.42%	5.84%	4.21%
Due after five years through ten years
Amortized Cost	$—	$58,381	$32,241	$17,794	$108,416
Market Value	—	57,954	32,239	17,794	107,987
Weighted Average Yield	—%	4.35%	3.75%	5.74%	4.40%
Due after ten years
Amortized Cost	$—	$46,370	$31,308	$80,744	$158,422
Market Value	—	45,843	31,434	73,883	151,160
Weighted Average Yield	—%	4.71%	4.09%	6.39%	5.44%
Total
Amortized Cost	$100	$109,975	$83,246	$128,832	$322,153
Market Value	101	108,991	83,337	121,765	314,194
Weighted Average Yield	4.74%	4.46%	3.80%	5.86%	4.52%

For information regarding the carrying value of the investment portfolio, see Note 7 of the Notes to the Consolidated Financial Statements.

The securities listed in the table above are either rated investment grade by Moody’s and/or Standard and Poor’s or have shadow credit ratings from a credit agency supporting investment grade and conform to the Corporation’s investment policy guidelines. There were no municipal securities of any single issuer exceeding 10 percent of stockholders’ equity at the end of 2007.

The following table sets forth the carrying value of the Corporation’s investment securities, both available for sale and held to maturity, as of December 31 for each of the last three years.

	2007	2006	2005
	(Dollars in Thousands)
Securities Available-for-Sale:
U.S. Treasury & Agency Securities	$101	$100	$582
Federal Agency Obligations	108,991	103,649	209,379
Obligations of U.S. States and political subdivisions	83,337	27,656	44,805
Other debt securities	113,946	97,839	107,552
Other equity securities	7,819	21,359	14,898
Total Investment Securities Available-for-Sale	$314,194	$250,603	$377,216
Securities Held-to-Maturity:
U.S. Treasury & Agency Securities	$—	$511	$1,122
Federal Agency Obligations	—	30,056	33,577
Obligations of U.S. States and political subdivisions	—	58,780	60,004
Other debt securities	—	41,783	45,811
Total Investment Securities Held-to-Maturity	$—	$131,130	$140,514
Total Investment Securities	$314,194	$381,733	$517,730

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

At December 31, 2007, total loans amounted to $551.7 million, an increase of 0.23 percent or $1.3 million as compared to December 31, 2006. The increase in interest on loans for the twelve months ended December 31, 2007 was the result of the increase in interest rates as compared with 2006, lessened to some extent by the competitive rate pricing structure maintained by the Corporation to attract new loans and further by the heightened competition for lending relationships that exists in the Corporation’s market. The FOMC decreased the target Federal Funds Rate three times during 2007 to 4.25 percent from 5.25 percent at December 31, 2006. Average loan growth during the year ended December 31, 2006 occurred primarily in the commercial related categories of the loan portfolio. The Red Oak Bank merger in May 2005 contributed to the average mix and net growth of the loan portfolio in 2006 over 2005.

Total average loan volume increased $19.0 million or 3.63 percent in 2007, while portfolio yield increased by 6 basis points as compared with 2006. The increased total average loan volume was due primarily to increased customer activity, and new lending relationships. The volume related factors during the period, contributed increased revenue of $1.2 million, while the rate related changes contributed $358,000. Total average loan volume increased to $541.3 million with a net interest yield of 6.19 percent, as compared to $522.4 million with a yield of 6.13 percent for the year ended December 31, 2006. The Corporation seeks to create growth in commercial lending by offering products and competitive pricing and by capitalizing on the positive trends in its market area. Products are offered to meet the financial requirements of the Corporation’s clients. It is the objective of the Corporation’s credit policies to diversify the commercial loan portfolio to limit concentrations in any single industry.

The following table presents information regarding the components of the Corporation’s loan portfolio on the dates indicated.

	December 31,
	2007	2006	2005	2004	2003
	(Dollars in Thousands)
Commercial	$284,849	$280,223	$243,847	$150,281	$127,307
Real estate residential mortgage	266,251	269,486	261,028	221,893	214,482
Installment	569	705	951	5,130	7,736
Total	551,669	550,414	505,826	377,304	349,525
Less:
Allowance for loan losses	5,163	4,960	4,937	3,781	3,002
Net total	$546,506	$545,454	$500,889	$373,523	$346,523

Since 2003, demand for the Bank’s commercial loan, commercial real estate and real estate mortgage products has improved.

The increase in commercial loans in 2007 was a result of the expansion of the Corporation’s customer base which provided access to new markets, aggressive business development and marketing programs coupled with positive market trends for the Corporation. While certain sectors of the markets, such as consumer real estate products, lagged as the market conditions changed and the refinancing boom, which started in 2005, peaked and started to wane in 2007, the commercial sectors of the portfolio benefited from the Corporation’s customer base.

In 2005, increases in commercial loans were also as a result of continued business demand coupled with the loans acquired from the merger with Red Oak Bank. In 2006, the increase in residential mortgage loans is attributable to the prevailing interest rate environment that spurred increased refinancing activity in the market.

Average commercial loans, which include commercial real estate and construction, increased to $275.9 million or by approximately $15.2 million or 5.8 percent in 2007 as compared with 2006. The Corporation seeks to create growth in the commercial lending sector by offering competitive products and pricing and by capitalizing on the positive trends in its market area. Over the last several years, the expansion of the Bank’s marketplace has aided in this growth. Products are offered to meet the financial requirements of the Corporation’s clients. It is an objective of the Corporation’s credit policies to diversify the commercial loan portfolio to limit concentrations in any single industry.

The Corporation’s commercial loan portfolio includes, in addition to real estate development, loans to the manufacturing, services, automobile, professional and retail trade sectors, and to specialized borrowers, such as operators of private educational facilities for example. A large proportion of the Corporation’s commercial loans have interest rates, which reprice with changes in short-term market interest rates or mature in one year or less.

Average commercial real estate loans, which amounted to $136.8 million in 2007, increased $7.8 million or 6.0 percent as compared with average commercial real estate loans of $129.0 million in 2006 (which reflected a 20.6 percent increase over 2005). The Corporation’s long-term mortgage portfolio includes both residential and commercial financing. Growth during the past two years largely reflected brisk activity in mortgage financing. The interest rates on a portion of the Corporation’s commercial mortgages adjust to changes in indices such as the 5 and 10-year Treasury Notes, and the Federal Home Loan Bank of New York 5 and 10-year advance rate. Interest rate changes usually occur at each five-year anniversary of the loan.

The average volume of residential mortgage loans in 2007 remained stable compared to 2006. The stability in average volume was attributable to the slowdown in the housing market in 2006 and 2007 and, to some extent, the origination and sale of loans carrying more unusual terms and conditions that the Corporation did not want to retain in its portfolio, such as forty year terms and interest only loans. During 2003 through 2004, residential loan growth was affected by refinancing activity, competition among lenders and lower interest rates. In 2004 and 2005, this was mitigated to some extent, by the promotion of variable interest rate products including a 10-year amortizing mortgage, 7/1 adjustable rate mortgage and an aggressive promotional campaign for home equity lines of credit, which resulted in increased volumes in these categories of loans. The momentum of 2004 carried over into the beginning of 2005 as more variable rate products were promoted, including 3/1 and 5/1 adjustable rate mortgages. Fixed rate home equity loans became a popular choice for homeowners during 2005 as interest rates began to rise and consumers looked to lock in fixed rates. However, that enthusiasm diminished in 2006 and 2007, contributing to some of the slowing of growth.

Average construction loans and other temporary mortgage financing decreased from 2006 to 2007 by $1.9 million to $54.3 million. The average volume of such loans increased by $30.5 million from 2005 to 2006. The change in construction and other temporary mortgage lending in 2006 was generated by the market activity of the Corporation’s customers, several of whom engage in residential and commercial development throughout New Jersey. Interest rates on such mortgages are generally tied to key short-term market interest rates. Funds are typically advanced to the builder or developer during various stages of construction and upon completion of the project, it is contemplated that the loans will be repaid by cash flows derived from sales within the project or, where appropriate, conversion to permanent financing.

Loans to individuals include personal loans, student loans, and home improvement loans, as well as financing for automobiles and other vehicles. Such loans averaged $881,000 in 2007, as compared with $927,000 in 2006 and $1.5 million in 2005. The decrease in loans to individuals during 2007 and 2006 was due in part to decreases in volumes of new personal loans (single-pay), and in part by declines in volumes of new automobile loans, as a result of aggressive marketing campaigns by automobile manufacturers and other market providers of such loans to consumers.

Home equity loans, inclusive of home equity lines, as well as traditional secondary mortgage loans, have become popular with consumers due to their tax advantages over other forms of consumer borrowing. Home equity loans and secondary mortgages averaged $28.0 million in 2007, a decrease of $5.3 million or 16.0 percent as compared with average home equity loans of $33.4 million in 2006 and $45.4 million in 2005. Interest rates on floating rate home equity lines are generally tied to the prime rate while most other loans to individuals, including fixed rate home equity loans, are medium-term (ranging between one-to-ten years) and carry fixed interest rates. The decrease in home equity lines outstanding during 2007 was due in part to prime rate increases totaling 2.00 percentage points since the beginning of 2005 in reaction to the FOMC increasing the Federal Funds target rate eight times in 2005 and four times in 2006, a quarter point each time, while decreasing the rate three times by 1.00 percentage point since September 2007, which prompted consumers to seek fixed rate loans. The floating rate home equity lines became less attractive and consumers were prone to convert these loan balances into fixed rate loan products, or to simply pay them off.

At December 31, 2007, the Corporation had total lending commitments outstanding of $175.9 million, of which approximately 55.0 percent were for commercial loans, commercial real estate loans and construction loans.

The maturities of loans at December 31, 2007 are listed below.

	At December 31, 2007, Maturing
	In One Year Or Less	After One Year Through Five Years	After Five Years	Total
	(Dollars in Thousands)
Construction loans	$46,789	$4,570	$—	$51,359
Commercial real estate loans	28,776	84,244	24,453	137,473
Commercial loans	42,385	33,035	20,468	95,888
All other loans	28,541	38,809	199,599	266,949
Total	$146,491	$160,658	$244,520	$551,669
Loans with:
Fixed rates	31,571	47,139	218,255	296,965
Variable rates	114,920	113,519	26,265	254,704
Total	$146,491	$160,658	$244,520	$551,669

For additional information regarding loans, see Note 8 of the Notes to the Consolidated Financial Statements.

Allowance for Loan Losses and Related Provision

The purpose of the allowance for loan losses (“allowance”) is to absorb the impact of losses inherent in the loan portfolio. Additions to the allowance are made through provisions charged against current operations and through recoveries made on loans previously charged-off. The allowance for loan losses is maintained at an amount considered adequate by management to provide for potential credit losses based upon a periodic evaluation of the risk characteristics of the loan portfolio. In establishing an appropriate allowance, an assessment of the individual borrowers, a determination of the value of the underlying collateral, a review of historical loss experience and an analysis of the levels and trends of loan categories, delinquencies and problem loans are considered. Such factors as the level and trend of interest rates and current economic conditions and peer group statistics are also reviewed. At year-end 2007, the level of the allowance was $5,163,000 as compared to a level of $4,960,000 at December 31, 2006. The Corporation made loan provisions of $350,000 in 2007 compared with $57,000 in 2006 and none in 2005. The level of the allowance during the respective annual periods of 2007 and 2006 reflects the change in average volume, credit quality within the loan portfolio, the loan volume recorded during the periods and the Corporation’s focus on the changing composition of the commercial and residential real estate loan portfolios.

At December 31, 2007, the allowance for loan losses amounted to 0.94 percent of total loans. In management’s view, the level of the allowance at December 31, 2007, is adequate to cover losses inherent in the loan portfolio. Management’s judgment regarding the adequacy of the allowance constitutes a “Forward

Looking Statement” under the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from management’s analysis, based principally upon the factors considered by management in establishing the allowance.

Although management uses the best information available, the level of the allowance for loan losses remains an estimate, which is subject to significant judgment and short-term change. Various regulatory agencies, as an integral part of their examination process, periodically review the Corporation’s allowance for loan losses. Such agencies may require the Corporation to increase the allowance based on their analysis of information available to them at the time of their examination. Furthermore, the majority of the Corporation’s loans are secured by real estate in the State of New Jersey. Future adjustments to the allowance may be necessary due to economic factors impacting New Jersey real estate as well as operating, regulatory and other conditions beyond the Corporation’s control. The allowance for loan losses as a percentage of total loans amounted to 0.94 percent, 0.90 percent and 0.98 percent at December 31, 2007, 2006 and 2005, respectively.

Net charge-offs were $147,000 in 2007, $34,000 in 2006 and $54,000 in 2005. During 2007, the Corporation experienced an increase in the volume of charge-offs in commercial and industrial loans and write downs on residential loans prior to their transfer into other real estate owned compared to 2006 and 2005 levels, which were attributable to the increase in interest rates and a higher level of personal bankruptcies.

Five-Year Statistical Allowance for Loan Losses

The following table reflects the relationship of loan volume, the provision and allowance for loan losses and net charge-offs (recoveries) for the past five years.

	Years Ended December 31,
	2007	2006	2005	2004	2003
	(Dollars in Thousands)
Average loans outstanding	$541,297	$522,352	$454,372	$365,104	$276,457
Total loans at end of period	$551,669	$550,414	$505,826	$377,304	$349,525
Analysis of the Allowance for Loan Losses
Balance at the beginning of year	$4,960	$4,937	$3,781	$3,002	$2,498
Charge-offs:
Commercial	45	—	49	—	—
Residential	80	—	—	—	—
Installment loans	31	79	33	11	39
Total charge-offs	156	79	82	11	39
Recoveries:
Commercial	2	19	—	—	—
Installment loans	7	26	28	38	21
Total recoveries	9	45	28	38	21
Net charge-offs (recoveries)	147	34	54	(27)	18
Addition of Red Oak Bank’s allowance – May 20, 2005	—	—	1,210	—	—
Provision for loan losses	350	57	—	752	522
Balance at end of year	$5,163	$4,960	$4,937	$3,781	$3,002
Ratio of net charge-offs during the year to average loans outstanding during the year	0.03%	0.01%	0.01%	N/M	0.01%
Allowance for loan losses as a percentage of total loans at end of year	0.94%	0.90%	0.98%	1.00%	0.86%

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

The table below shows, for three types of loans, the amounts of the allowance allocable to such loans and the percentage of such loans to total loans. The percentage of loans to total loans is based upon the classification of loans shown on page 30 of this report.

	Commercial		Real Estate Mortgage		Installment		Unallocated
	Amount of Allowance	Loans to Total Loans %	Amount of Allowance	Loans to Total Loans %	Amount of Allowance	Loans to Total Loans %	Amount of Allowance	Total
	(Dollars in Thousands)
2007	$4,167	51.6	$727	48.3	$49	0.1	$220	$5,163
2006	$3,972	50.9	$707	49.0	$45	0.1	$236	$4,960
2005	$3,453	48.2	$594	51.6	$55	0.2	$835	$4,937
2004	$2,561	39.8	$744	58.8	$8	1.4	$468	$3,781
2003	$1,763	38.6	$986	59.2	$80	2.2	$173	$3,002

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

It is generally the Corporation’s policy to discontinue interest accruals once a loan is past due as to interest or principal payments for a period of ninety days. When a loan is placed on non-accrual status, interest accruals cease and uncollected accrued interest is reversed and charged against current income. Payments received on non-accrual loans are applied against principal. A loan may only be restored to an accruing basis when it again becomes well secured and in the process of collection or all past due amounts have been collected and a satisfactory period of ongoing repayment. Accruing loans past due 90 days or more are generally well secured and in the process of collection.

Non-Performing and Past Due Loans and OREO

Non-performing loans include non-accrual loans and troubled debt restructuring. Non-accrual loans represent loans on which interest accruals have been suspended. It is the Corporation’s general policy to consider the charge-off of loans when they become contractually past due ninety days or more as to interest or principal payments or when other internal or external factors indicate that collection of principal or interest is doubtful. Troubled debt restructurings represent loans on which a concession was granted to a borrower, such as a reduction in interest rate, which is lower than the current market rate for new debt with similar risks. At December 31, 2007, the Corporation had approximately $501,000 in OREO. The Corporation did not have any OREO at December 31, 2006 and 2005. The OREO at December 31, 2007 consisted of two residential properties.

The following table sets forth, as of the dates indicated, the amount of the Corporation’s non-accrual loans, accruing loans past due 90 days or more and OREO. The Corporation had no restructured loans on any of such dates.

	At December 31,
	2007	2006	2005	2004	2003
	(Dollars in Thousands)
Non-accrual loans	$3,907	$475	$387	$—	$26
Troubled debt restructuring	—	—	—	—	—
Accruing loans past due 90 days or more	—	225	179	—	—
OREO	501	—	—	—	—
Total non-performing assets	$4,408	$700	$566	$—	$26

The increase in non-accrual loans of $3.4 million in 2007 was primarily related to one commercial mortgage and one commercial loan. All of these loans are real estate secured. The Corporation has received full payment of the commercial mortgage, including principal of $2.5 million and interest of $83,277, all of which will be reflected in the results for the first quarter of 2008. In 2006, non-accrual loans increased $88,000 from $387,000 reported at December 31, 2005, which were comprised of two business loans and three consumer loans. The Corporation continues to aggressively pursue the sale of other real estate owned and currently has a contract of sale on one of the properties in the amount of $360,000. These actions support our strong credit quality and would bring total non-performing loans to $1.5 million or .14% of total assets.

Accruing loans which are contractually past due 90 days or more as to principal or interest payments are as follows:

	December 31,
	2007	2006	2005	2004	2003
	(Dollars in Thousands)
Commercial	$—	$225	$179	$—	$—
Installment	—	—	—	—	—
Total accruing loans 90 days or more past due	$—	$225	$179	$—	$—

Other known “potential problem loans” (as defined by SEC regulations) as of December 31, 2007 have been identified and internally risk rated as other assets especially mentioned or substandard. Such loans, which include non-accrual loans, amounted to $9,683,000, $2,089,000 and $4,923,000 at December 31, 2007, 2006 and 2005 respectively. The Corporation has no foreign loans. The change in internally risk rated assets at December 31, 2007 was attributable to weakness in certain construction projects and with an automobile dealership as well as the relationship described above that was paid in full early in the first quarter of 2008.

At December 31, 2007, other than the loans set forth above, the Corporation is not aware of any loans which present serious doubts as to the ability of its borrowers to comply with present loan repayment terms and which are expected to fall into one of the categories set forth in the tables or description above.

In general, it is the policy of management to consider the charge-off of loans at the point that they become past due in excess of 90 days, with the exception of loans that are secured by cash or marketable securities or mortgage loans, which are in the process of foreclosure.

With respect to concentrations of credit within the Corporation’s portfolio of credits at December 31, 2007, $43.6 million of the commercial loan portfolio or 15.3 percent of $284.8 million, represented outstanding working capital loans to various real estate developers. All but $16.3 million of these loans are secured by mortgages on land and on buildings under construction.

For additional information regarding risk elements in the Corporation’s loan portfolio, see Note 8 of the Notes to Consolidated Financial Statements.

Other Income

The following table presents the principal categories of non-interest income for each of the years in the three-year period ended December 31, 2007.

	Years Ended December 31,
	2007	2006	% Change	2006	2005	% Change
	(Dollars in Thousands)
Service charges, commissions and fees	$1,824	$1,759	3.70	$1,759	$1,922	(8.48)
Other income	457	454	0.66	454	631	(28.05)
Annuity & insurance commissions	298	205	45.37	205	193	6.22
Bank Owned Life Insurance	893	780	14.49	780	740	5.41
Net gains (losses) on securities sold	900	(2,565)	135.09	(2,565)	350	(832.86)
Total other non-interest income	$4,372	$633	590.68	$633	$3,836	(83.50)

For the twelve-months ended December 31, 2007, total non-interest income increased $3.7 million as compared with the twelve-months of 2006, primarily as a result of increases in gains on securities sold. Excluding net securities gains and losses in the respective periods, the Corporation recorded other income of $3.5 million in the twelve-months ended December 31, 2007, compared to $3.2 million in the twelve-months ended December 31, 2006. This increase was primarily attributable to a $206,000 increase in commissions from sales of mutual funds and annuities as well as an increase in bank owned life insurance income. The $65,000 or 3.70 percent, increase in service charges is related to higher overdraft fees and service charge income on deposit accounts as compared with 2006.

During 2007, the Corporation recorded net gains of $900,000 on securities sold from the available-for-sale and held-to-maturity investment portfolio compared to net losses of $2.6 million in 2006 and gains of $350,000 recorded in 2005. In 2007 and 2005, the sales of securities were made in the normal course of business and proceeds were primarily reinvested into the loan portfolio and used to reduce short-term borrowings. The sales in 2006 were made as part of the Corporation’s decision to reposition its statement of condition to improve the Corporation’s interest rate profile as the proceeds from the sales were used principally to reduce borrowings.

Other Expense

Total non-interest expense includes salary and employee benefits, net occupancy expense, premises and equipment expense, professional and consulting expense, stationery and printing expense, marketing and advertising expense, computer expense and other operating expense. Other operating expense includes such expenses as telephone, insurance, audit, bank correspondent fees and the amortization of core deposit intangibles. On October 25, 2007, the Corporation announced that the Boards of Directors of the Corporation and Beacon Trust Company mutually agreed to terminate their Agreement and Plan of Merger dated as of March 15, 2007. Concurrently, the parties agreed to a dismissal of litigation commenced by Beacon Trust Company in October 2007 to compel consummation of the merger. During the fourth quarter of 2007, the Corporation recognized merger-related expenses, reflecting the cost of the transaction from the outset of negotiations, in an amount of approximately $600,000.

Non-interest expense in 2005 includes a partial year of the operating expenses of Red Oak Bank since its acquisition on May 20, 2005. These expenses include the costs related to the operation of one branch acquired, which was also Red Oak Bank’s administration building. Other costs resulting from the acquisition include occupancy and bank premises expense, increased audit, marketing and advertising expenses and increased computer related expenses related to the integration of Red Oak Bank into Union Center National Bank.

The following table presents the principal categories of non-interest expense for each of the years in the three-year period ended December 31, 2007.

	Year Ended December 31,
	2007	2006	% Change	2006	2005	% Change
	(Dollars in Thousands)
Salaries and employee benefits	$11,436	$12,290	(6.95)	$12,290	$12,108	1.50
Occupancy, net	2,843	2,309	23.13	2,309	2,165	6.65
Premises and equipment	1,777	1,940	(8.40)	1,940	1,990	(2.51)
Professional and consulting	2,139	1,179	81.42	1,179	555	112.43
Stationery and printing	465	692	(32.80)	692	628	10.19
Marketing and advertising	603	731	(17.51)	731	644	13.51
Computer	614	741	(17.14)	741	594	24.75
Other	4,721	4,476	5.47	4,476	3,529	26.83
Total non-interest expense	$24,598	$24,358	0.99	$24,358	$22,213	9.66

Total non-interest expense increased $240,000 or 0.99 percent in 2007 from 2006 as compared with an increase of $2.15 million or 9.66 percent from 2005 to 2006. The level of operating expenses during 2007 increased in several expense categories, although the principal increase of $960,000 involved professional and consulting expenses that were primarily related to the legal, professional and consulting fees associated with the termination of the Beacon Trust acquisition and the 2007 annual meeting and proxy contest. Expenses were limited by a decline in staffing levels and pension curtailment, including a $1.2 million benefit resulting from the Corporation freezing its defined benefit pension plan. This was offset by one-time charges for salary and benefit expense amounting to $1.6 million related to severance payments.

Prudent management of operating expenses has and will continue to be a key objective of management in an effort to improve earnings performance. The Corporation’s ratio of other expenses to average assets increased to 2.43 percent in 2007 compared to 2.32 percent in 2006 and 2.02 percent in 2005.

Salaries and employee benefits decreased $854,000 or 6.95 percent in 2007 compared to 2006 and increased $182,000 or 1.50 percent from 2005 to 2006. The decrease in 2007 was primarily attributable to the reduction in workforce completed during the year. On August 9, 2007, the Corporation announced that as part of its ongoing effort to reduce operating expense, it had frozen its defined benefit pension plan and that it redesigned its 401(k) savings plan, effective September 30, 2007. The changes were consistent with cost reduction strategies and a shift in the focus of future savings of retirement benefits toward the more predictable cost structure of a 401(k) plan and away from the legacy costs of a defined benefit pension plan. The changes included stopping the accrual of future benefits in the Corporation’s defined benefit pension plan, and fully preserving all retirement benefits that employees will have earned as of September 30, 2007; and redesigning its 401(k) plan by granting current pension plan participants an annual company-funded matching contribution of as much as 6 percent of their pay, which is an increase from the existing 3 percent match. As a result, the Corporation recorded a one-time pre-tax benefit related to these pension plan changes of approximately $1.161 million in the third quarter of 2007, reflecting the curtailment of the defined benefit plan. For the twelve months ended December 31, 2007 the plan changes resulted in retirement-related expense savings of $1.227 million.

Salaries and employee benefits accounted for 46.49 percent of total non-interest expense in 2007, as compared to 50.46 percent and 54.51 percent in 2006 and 2005, respectively.

Staffing levels overall decreased to 172 full-time equivalent employees at December 31, 2007 compared to 214 full-time equivalent employees at December 31, 2006 and 202 at December 31, 2005. In March 2007, the Corporation reduced its overall staffing level by approximately 10 percent through attrition, layoffs and voluntary resignations, and took a one-time, pre-tax charge of approximately $140,000 in the first quarter of 2007 and $1.6 million in the third quarter of 2007 related to termination benefits.

Occupancy and bank premises and equipment expense for the year ended December 31, 2007 increased $371,000, or 8.73 percent, over 2006. The increase in occupancy and bank premises and equipment expense in 2007 is primarily attributable to higher operating costs (utilities, rent, real estate taxes, general repair and maintenance) of the Corporation’s expanded facilities, coupled with higher equipment maintenance and repair and depreciation expenses. Rental payments associated with the Corporation’s Florham Park location will cease upon sale of the location in 2008. The Florham Park office has been reclassified as held for sale real estate and will not open as a branch location. The $2.4 million carrying amount for this asset is included in other assets as of December 31, 2007. The increase in such expenses of $94,000, or 2.26 percent, in 2006 over 2005 was also attributable to the increased costs of expanded bank facilities, including the addition of Red Oak Bank.

Stationery and printing expenses for the year decreased $227,000, or 32.8 percent, compared to 2006, due to a decline in expense related to marketing and advertising printing materials. These costs increased $64,000 or 10.2 percent in 2006 from 2005, reflecting primarily the merger with Red Oak Bank and increased business activity.

Marketing and advertising expenses for the year ended December 31, 2007 decreased $128,000, or 17.51 percent, over the comparable twelve-month period in 2006. The decrease in 2007 as compared with 2006 was primarily due to decreased spending in media and advertising. These expenses increased $87,000 or 13.51 percent in 2006 when compared with 2005 levels, reflecting the acquisition of Red Oak Bank in 2005.

The decrease of $127,000 in computer expense during 2007 was due to a decrease in fees for ADP payroll and other technology related services. The increase of $147,000 in computer expense during 2006 was related to increases in expanded customer service platforms and related expense for software and service fees to vendor providers coupled with expanded business activity.

Other non-interest expenses increased by approximately $245,000 or 5.47 percent compared to 2006. Higher operating expenses during the twelve-month period resulted primarily from an increase in other general and administrative expenses as well as OREO expense, the charge-off of the Beacon Trust transaction and certain specific customer-related expenses. Other expense items which increased during the period included increases in director fees, telephone expense and insurance expense for the twelve-month period. Amortization of core deposit intangibles accounted for $108,000 and $120,000 of other expense for the years 2007 and 2006, respectively.

Provision for Income Taxes

The Corporation’s income tax benefit decreased from 2006 to 2007, primarily as a result of an increase of $354,000 in pre-tax income as compared to 2006, the recognition in March 2006, of a pre-tax net loss on securities sales of $3.7 million, coupled with a change in the Corporation’s business entity structure, which resulted in the recognition of a $1.3 million tax benefit in 2007 and a $1.4 million tax benefit in the fourth quarter of 2006. These tax benefits were attributable to a plan of liquidation adopted by the Corporation for its REIT subsidiary which was completed on November 30, 2007. The Corporation recorded an income tax benefit of $2.9 million for the twelve months ended December 31, 2007 as compared with an income tax benefit of $3.3 million for the comparable twelve-month period in 2006. The effective tax rates for the Corporation for the years ended December 31, 2007, 2006 and 2005 were (317.77) percent, (585.06) percent and 13.41 percent, respectively. The effective tax rate continues to be less than the combined statutory Federal tax rate of 34 percent and the New Jersey State tax rate of 9 percent. The Corporation adjusts its expected annual tax rate on a quarterly basis based on the current projections of non-deductible expenses, tax-exempt interest income, increase in the cash surrender value of bank owned life insurance and pre-tax net earnings.

Tax-exempt interest income on a fully tax equivalent basis decreased by $1.2 million, or 17.7 percent, from 2006 to 2007, and decreased by $1.4 million, or 17.0 percent, from 2005 to 2006. The Corporation recorded income related to the cash surrender value of bank owned life insurance as a component of other income in the amount of $893,000, $780,000 and $740,000 for 2007, 2006 and 2005, respectively.

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

SFAS No. 155

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140” (“SFAS 155”), which amends Statement No. 133 to simplify the accounting for certain derivatives embedded in other financial instruments (hybrid financial instruments) by permitting fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise required bifurcation, provided that the entire hybrid financial instrument is accounted for on a fair value basis. SFAS 155 also establishes the requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, which replaces the interim guidance in Derivative Instrument Group Issue D1, Recognition and Measurement of Derivatives: Application of Statement No. 133 to Beneficial Interests in Securitized Financial Assets. SFAS 155 amends SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities — a replacement of FASB Statement No. 125 (“SFAS 140”), to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to beneficial interests other than another derivative financial instrument. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006, with earlier adoption allowed. The Corporation adopted SFAS 155 effective January 1, 2007 and it did not have a material effect on its consolidated financial condition, results of operations or cash flows.

SFAS No. 156

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets: an amendment of SFAS No. 140” (“SFAS 156”). This statement requires all separately recognized servicing rights to be initially measured at fair value, if practicable. For each class of separately recognized servicing assets and liabilities, this statement permits the Corporation to choose either to report servicing assets and liabilities at fair value or at amortized cost. Under the fair value approach, servicing assets and liabilities are recorded at fair value at each reporting date with changes in fair value recorded in earnings in the period in which the changes occur. Under the amortized cost method, servicing assets and liabilities are amortized in proportion to and over the period of net servicing income or net servicing loss and are assessed for impairment based on fair value at each reporting date. Adoption of this statement is required for fiscal years beginning after September 15, 2006. The Corporation adopted SFAS 156 effective January 1, 2007 and is applying the requirements for recognition and initial measurement of servicing assets and liabilities prospectively to all transactions. The Corporation is using the amortized cost method for subsequent measurement of servicing rights. Adoption of SFAS 156 did not have a material effect on the Corporation’s consolidated financial condition, results of operations or cash flows.

FIN 48

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that companies recognize in their financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Corporation adopted FIN 48 as of January 1, 2007.

The adoption of FIN 48 did not impact the Corporation’s consolidated financial condition, results of operations or cash flows. At January 1, 2007, the Corporation had unrecognized tax benefits of $1.1 million, which primarily related to uncertainty regarding the sustainability of certain deductions to be taken in 2007 and future U.S. Federal income tax returns related to the liquidation of the Corporation’s New Jersey REIT subsidiaries. To the extent these unrecognized tax benefits are ultimately recognized, they will impact the effective tax rate in a future period. At December 31, 2007, the Corporation had recorded as a component of tax expense approximately $61,131 in interest expense related to the unrecognized tax benefit.

FSP FIN 48-1

In May 2007, the FASB issued FASB Staff Position (“FSP”) FIN 48-1 “Definition of Settlement in FASB Interpretation No. 48” (“FSP FIN 48-1”). FSP FIN 48-1 provides guidance on how to determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. FSP FIN 48-1 is effective retroactively to January 1, 2007. The implementation of this standard did not have a material impact on the Corporation’s consolidated financial position or results of operations.

SFAS No. 157

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 establishes a common definition for fair value to be applied to US GAAP guidance requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Corporation does not expect the implementation of SFAS 157 to have a material impact on its consolidated financial statements

In December 2007, the FASB issued proposed FSP 157-b, “Effective Date of FASB Statement No. 157,” that would permit a one-year deferral in applying the measurement provisions of Statement No. 157 to non-financial assets and non-financial liabilities (non-financial items) that are not recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually). Therefore, if the change in fair value of a non-financial item is not required to be recognized or disclosed in the financial statements on an annual basis or more frequently, the effective date of application of Statement 157 to that item is deferred until fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. This deferral does not apply, however, to an entity that applies Statement 157 in interim or annual financial statements before proposed FSP 157-b is finalized. The Company is currently evaluating the impact, if any, that the adoption of FSP 157-b will have on the Company’s operating income or net earnings.

EITF 06-4

In September 2006, the Emerging Issues Task Force (“EITF”) Issue 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements”, was ratified. This EITF Issue addresses accounting for separate agreements which split life insurance policy benefits between an employer and employee. The Issue requires the employer to recognize a liability for future benefits payable to the employee under these agreements. The effects of applying this Issue must be recognized through either a change in accounting principle through an adjustment to equity or through the retrospective application to all prior periods. For calendar year companies, the Issue is effective beginning January 1, 2008. The Corporation does not expect the adoption of the Issue to have a material effect on the Corporation’s consolidated financial statements.

EITF 06-5

In September 2006, EITF Issue No. 06-5, “Accounting for Purchases of Life Insurance — Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance,” was issued. The Task Force reached a consensus that a policyholder should consider any additional amounts included in the contractual terms of the policy in determining the amount that could be realized under the insurance contract.

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

SFAS No. 159

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115” (“SFAS159”). SFAS 159 provides all entities with the option of reporting selected financial assets and liabilities at fair value. The objective of SFAS 159 is to improve financial reporting by providing opportunities to mitigate volatility in earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Most of the provisions in this statement apply only to entities which elect SFAS 159. However the amendment to FASB Statement No. 115, Accounting for Certain Investment in Debt and Equity Securities, applies to entities with available for sale and trading securities, and requires an entity to present separately fair value and non-fair value securities. SFAS159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Corporation does not expect the implementation of SFAS 159 to have a material impact on its consolidated financial statements.

EITF 06-10

In March 2007, the FASB ratified EITF Issue No. 06-10 “Accounting for Collateral Assignment Split-Dollar Life Insurance Agreements” (“EITF 06-10”). EITF 06-10 provides guidance for determining a liability for the postretirement benefit obligation as well as recognition and measurement of the associated asset on the basis of the terms of the collateral assignment agreement. EITF 06-10 is effective for fiscal years beginning after December 15, 2007. The Corporation currently does not expect the impact of EITF 06-10 to have a material effect on its consolidated financial position and results of operations.

EITF 06-11

In June 2007, the EITF reached a consensus on Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards” (“EITF 06-11”). EITF 06-11 states that an entity should recognize a realized tax benefit associated with dividends on nonvested equity shares, nonvested equity share units and outstanding equity share options charged to retained earnings as an increase in additional paid in capital. The amount recognized in additional paid in capital should be included in the pool of excess tax benefits available to absorb potential future tax deficiencies on share-based payment awards. EITF 06-11 should be applied prospectively to income tax benefits of dividends on equity-classified share-based payment awards that are declared in fiscal years beginning after December 15, 2007. The Corporation expects that EITF 06-11 will not have an impact on its consolidated financial statements.

SFAS No. 141(R)

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R)’s objective is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after December 31, 2008. This new pronouncement will impact the Corporation’s accounting for business combinations completed beginning January 1, 2009.

SFAS No. 160

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements.” SFAS 160’s objective is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 shall be effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008. The Corporation does not expect the implementation of SFAS 160 to have a material impact on its consolidated financial statements.

SAB 109

Staff Accounting Bulletin No. 109 (“SAB 109”), “Written Loan Commitments Recorded at Fair Value Through Earnings” expresses the views of the staff regarding written loan commitments that are accounted for at fair value through earnings under generally accepted accounting principles. To make the staff’s views consistent with current authoritative accounting guidance, the SAB revises and rescinds portions of SAB No. 105, “Application of Accounting Principles to Loan Commitments.” Specifically, the SAB revises the SEC staff’s views on incorporating expected net future cash flows related to loan servicing activities in the fair value measurement of a written loan commitment. The SAB retains the staff’s views on incorporating expected net future cash flows related to internally-developed intangible assets in the fair value measurement of a written loan commitment. The staff expects registrants to apply the views in Question 1 of SAB 109 on a prospective basis to derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. The Corporation does not expect SAB 109 to have a material impact on its financial statements.

SAB 110

SAB No. 110 amends and replaces Question 6 of Section D.2 of Topic 14, “Share-Based Payment,” of the Staff Accounting Bulletin series. Question 6 of Section D.2 of Topic 14 expresses the views of the staff regarding the use of the “simplified” method in developing an estimate of expected term of “plain vanilla” share options and allows usage of the “simplified” method for share option grants prior to December 31, 2007. SAB 110 allows public companies which do not have historically sufficient experience to provide a reasonable estimate to continue use of the “simplified” method for estimating the expected term of “plain vanilla” share option grants after December 31, 2007. SAB 110 is effective January 1, 2008. The Corporation does not expect SAB 110 to have a material impact on its consolidated financial statements.

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

At December 31, 2007, the Corporation reflects a positive interest sensitivity gap (or an interest sensitivity ratio of 1.10:1.00) at the cumulative one-year position. During all of 2007 and 2006, the

Corporation had a negative interest sensitivity gap. The rising rates during 2006 and most of 2007 and a flattening of the yield curve during 2006 affected net interest margins. Based on management’s perception that interest rates will continue to be volatile, projected increased levels of prepayments on the earning-asset portfolio and current level of interest rates, emphasis has been, and is expected to continue to be, placed on interest-sensitivity matching with the objective of stabilizing the net interest spread during 2008. However, no assurance can be given that this objective will be met.

The following table depicts the Corporation’s interest rate sensitivity position at December 31, 2007:

	Expected Maturity/Principal Repayment December 31,
	Average Interest Rate	Year End 2008	Year End 2009	Year End 2010	Year End 2011	Year End 2012	2013 and Thereafter	Total Balance	Estimated Fair Value
	(Dollars in Thousands)
Interest-Earning Assets:
Loans	6.12%	$266,578	$115,497	$78,748	$42,440	$21,790	$21,453	$546,506	$550,978
Fed funds sold	4.63%	49,490	0	0	0	0	0	49,490	49,490
Investments	4.84%	71,219	32,170	29,436	27,703	23,833	129,833	314,194	314,194
Total interest-earning assets		$387,287	$147,667	$108,184	$70,143	$45,623	$151,286	$910,190	$914,662
Interest-Bearing Liabilities:
Time certificates of deposit of $100 or greater	4.80%	$60,821	$2,231	$462	$254	$229	$0	$63,997	$64,123
Time certificates of deposit of less than $100	4.60%	76,409	6,343	1,682	548	321	0	85,303	85,470
Other interest-bearing deposits	2.82%	53,399	170,367	24.379	21,611	111,296	57,296	438,348	438,348
Subordinated debentures	7.83%	5,155	0	0	0	0	0	5,155	5,155
Securities sold under agreements to repurchase and Fed Funds Purchased	4.28%	79,541	0	0	12,000	0	0	91,541	93,271
Term borrowings	4.42%	76,276	157	40,135	10,000	0	0	126,568	128,960
Total interest-bearing liabilities		$351,601	$179,098	$66,658	$44,413	$111,846	$57,296	$810,912	$815,327
Cumulative interest-earning assets		387,287	534,954	643,138	713,281	758,904	910,190	910,190
Cumulative interest-bearing liabilities		351,601	530,699	597,357	641,770	753,616	810,912	810,912
Rate sensitivity gap		35,686	(31,431)	41,526	25,730	(66,223)	93,990	99,278
Cumulative rate sensitivity gap		$35,686	$4,255	$45,781	$71,511	$5,288	$99,278	$99,278
Cumulative gap ratio		1.10%	1.01%	1.08%	1.11%	1.01%	1.12%	1.12%

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

Liquidity is measured and monitored for the Corporation’s bank subsidiary, Union Center National Bank (the “Bank”). The Corporation reviews its net short-term mismatch. This measures the ability of the Corporation to meet obligations should access to Bank dividends be constrained. At December 31, 2007, the Parent Corporation had $2.1 million in cash and short-term investments compared to $5.3 million at December 31, 2006. The change in cash at the Parent Corporation level was due in part to the use of funds for the Corporation’s common stock buyback program. Expenses at the Parent Corporation are moderate and management believes that the Parent Corporation has adequate liquidity to fund its obligations.

Certain provisions of long-term debt agreements, primarily subordinated debt, prevent the Corporation from creating liens on, disposing of or issuing voting stock of subsidiaries. As of December 31, 2007, the Corporation was in compliance with all covenants and provisions of these agreements.

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

Anticipated cash-flows at December 31, 2007, projected to December 31, 2008, indicates that the Bank’s liquidity should remain strong, with an approximate projection of $341.3 million in anticipated cash flows over the next twelve months. This projection represents a forward-looking statement under the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from this projection depending upon a number of factors, including the liquidity needs of the Bank’s customers, the availability of sources of liquidity and general economic conditions.

Deposits

Total deposits decreased to $699.1 million on December 31, 2007 from $726.8 million at December 31, 2006, a decrease of $27.7 million, or 3.81 percent.

Total non-interest-bearing deposits decreased from $136.4 million to $111.4 million, a decrease of $25.0 million or 18.34 percent. Time, savings and interest-bearing transaction accounts increased from $506.7 million on December 31, 2006 to $523.7 million at December 31, 2007, an increase of $17.0 million or 3.35 percent. During 2007, the Corporation experienced a shift in its deposit mix to more costly interest-bearing deposits, driven by the changes that occurred in interest rates. In 2005, the Corporation acquired $62.7 million in interest-bearing transaction accounts from the Red Oak Bank acquisition. In 2007, time deposits $100,000 and over decreased $19.6 million to $64.0 million from December 31, 2006.

The Corporation derives a significant proportion of its liquidity from its core deposit base. For the twelve-month period ended December 31, 2007, core deposits, comprised of total demand deposits, savings and money market accounts, increased by $22.2 million or 4.21 percent from December 31, 2006 to $549.8 million. At December 31, 2007, core deposits were 78.6 percent of total deposits compared to 72.6 percent at year-end 2006. Alternatively, the Corporation uses a more stringent calculation for the management of its liquidity positions internally which consists of total demand and savings accounts (excluding money market accounts greater than $100,000) and excludes time deposits as part of core deposits as a percentage of total deposits. This number represented 51.18 percent of total deposits at December 31, 2007 as compared with 49.58 percent at December 31, 2006.

More volatile rate sensitive deposits, concentrated in certificates of deposit $100,000 and greater, decreased to 9.15 percent of total deposits from 11.51 percent at December 31, 2006. This change was due primarily to increased rates and enhanced market competition for certificates of deposit $100,000 and greater in 2007 compared to 2006. As such, the Corporation elected to reduce its reliance on this segment of deposits in the current rate environment.

Core Deposit Mix

The following table depicts the Corporation’s core deposit mix at December 31, 2007 and 2006.

	December 31,				Net Change Volume 2007 vs. 2006
	2007		2006
	Amount	Percentage	Amount	Percentage
	(Dollars in Thousands)
Demand Deposits	$111,262	31.1	$136,284	37.8	$(25,022)
Interest-Bearing Demand	155,406	43.4	107,359	29.8	48,047
Regular Savings	48,127	13.5	58,389	16.2	(10,262)
Money Market Deposits under $100	42,990	12.0	58,290	16.2	(15,300)
Total core deposits	$357,785	100.0	$360,322	100.0	$(2,537)
Total deposits	$699,070	$726,771	$(27,701)
Core deposits to total deposits	51.18%		49.58%

Short-Term Borrowings

Short-term borrowings can be used to satisfy daily funding needs. Balances in those accounts fluctuate on a day-to-day basis. The Corporation’s principal short-term funding sources are Federal funds purchased and securities sold under agreements to repurchase. Average short-term borrowings, including federal funds purchased, during 2007 amounted to approximately $48.7 million, a decrease of $8.9 million or 15.5 percent from 2006.

Long-Term Borrowings

Long-term borrowings consist of Federal Home Loan Bank of New York (“FHLB”) advances and securities sold under agreements to repurchase that have contractual maturities over one year. Average long-term borrowings during 2007 amounted to approximately $157.0 million, a decrease of $11.4 million or 6.8 percent from 2006.

The following table is a summary of securities sold under repurchase agreements for each of the last three years.

	December 31,
	2007	2006	2005
	(Dollars in Thousands)
Securities sold under repurchase agreements:
Average interest rate:
At year end	4.04%	4.20%	2.44%
For the year	4.23%	3.78%	0.82%
Average amount outstanding during the year:	$87,997	$96,381	$119,079
Maximum amount outstanding at any month end:	$107,278	$103,447	$160,842
Amount outstanding at year end:	$91,541	$97,443	$75,693

Cash Flows

The consolidated statements of cash flows present the changes in cash and cash equivalents from operating, investing and financing activities. During 2007, cash and cash equivalents (which increased overall by $25.7 million) were provided on a net basis by operating activities and investing activities and used on a net basis by financing activities. Cash flows from investing activities, primarily due to a net decrease in securities, were partially offset by a decrease in financing activities, primarily resulting from a reduction in deposits, as well as funding dividends paid and the purchase of treasury stock.

During 2006, cash and cash equivalents (which increased overall by $25.0 million) were provided on a net basis by operating and investing activities and used on a net basis by financing activities. Cash flows from operating activities, primarily net income and cash flow resulting from an increase in other liabilities, and investing activities, primarily a net decrease in securities, offset in part by a net increase in loans, were used in financing activities, reflecting a reduction in borrowings, redemption of subordinated debentures and payment of dividends.

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

Contractual Obligations and Other Commitments

The following table summarizes our contractual obligations at December 31, 2007 and the effect such obligations are expected to have on our liquidity and cash flows in future periods.

	Total	Less Than 1 Year	1 – 3 Years	4 – 5 Years	After 5 Years
	(Dollars in Thousands)
Contractual Obligations
Operating lease obligations	$8,176	$769	$1,264	$1,340	$4,803
Total contracted cost obligations	$8,176	$769	$1,264	$1,340	$4,803
Other Long-term Liabilities/Long-term Debt
Time Deposits	149,300	137,230	10,718	1,352	—
Federal Home Loan Bank advances and repurchase agreements	218,109	49,665	40,444	37,000	91,000
Subordinated debentures	5,155	—	5,155	—	—
Total Other Long-term Liabilities/Long-term Debt	$372,564	$186,895	$56,317	$38,352	$91,000
Other Commercial Commitments – Off Balance Sheet
Commitments under commercial loans and lines of credit	27,488	27,488	—	—	—
Home equity and other revolving lines of credit	71,810	71,810	—	—	—
Outstanding commercial mortgage loan commitments	70,110	45,417	24,693	—	—
Standby letters of credit	2,407	2,407	—	—	—
Performance letters of credit	12,977	12,690	287	—	—
Outstanding residential mortgage loan commitments	605	605	—	—	—
Overdraft protection lines	5,891	5,891	—	—	—
Total off balance sheet arrangements and contractual obligations	$191,288	$166,308	$24,980	$—	$—
Total contractual obligations and other commitments	$572,028	$353,972	$82,561	$39,692	$95,803

Stockholders’ Equity

Stockholders’ equity averaged $94.3 million during 2007, a decrease of $2.2 million or 2.24 percent, as compared to 2006. At December 31, 2006, stockholders’ equity totaled $96.5 million, an increase of $10.7 million from December 31, 2005.

The Corporation’s dividend reinvestment and optional stock purchase plan coupled with option activity contributed $829,000 in new capital during 2007. Book value per share at year-end 2007 was $6.48 compared to $7.02 at year-end 2006. Tangible book value at year-end 2007 was $5.17 compared to $5.77 at year end 2006; see Item 6 for a reconciliation of this non-GAAP financial measure to book value. The decline in 2007 as compared to 2006 reflects the change in goodwill and other intangible assets, the reduction in capital as a result of the repurchase of shares and changes in other comprehensive income.

As of December 31, 2007, the Corporation has purchased 1,193,780 common shares at an average cost per share of $11.68 under the stock buyback program announced on January 24, 2002, as amended on March 27, 2006 and October 1, 2007, for the repurchase of up to 1,390,019 shares of the Corporation’s outstanding common stock. The repurchased shares were recorded as Treasury Stock, which resulted in a decrease in stockholders’ equity.

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

Risk-Based Capital/Leverage

The Tier I leverage capital at December 31, 2007 (defined as tangible stockholders’ equity for common stock and Trust Preferred Capital Securities) amounted to $79.1 million or 7.77 percent of total assets. At December 31, 2007, the Corporation’s Tier I risk-based capital amounted to $79.1 million or 8.13 percent of total assets. Tier I capital excludes the effect of SFAS No. 115, which amounted to $5.1 million of net unrealized losses, after tax, on securities available-for-sale (reported as a component of accumulated other comprehensive income which is included in stockholders’ equity), and goodwill and intangible assets of $17.2 million as of December 31, 2007. For information on goodwill and intangible assets, see Note 2 to the Consolidated Financial Statements.

United States bank regulators have issued guidelines establishing minimum capital standards related to the level of assets and off balance-sheet exposures adjusted for credit risk. Specifically, these guidelines categorize assets and off balance-sheet items into four risk-weightings and require banking institutions to maintain a minimum ratio of capital to risk-weighted assets. At December 31, 2007, the Corporation’s Tier I and total risk-based capital ratios were 11.65 percent and 12.41 percent, respectively. These ratios are well above the minimum guidelines of capital to risk-adjusted assets in effect as of December 31, 2007. For information on risk-based capital and regulatory guidelines for the Parent Corporation and its bank subsidiary, see Note 13 to the Consolidated Financial Statements.

The foregoing capital ratios are based in part on specific quantitative measures of assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by the bank regulators regarding capital components, risk weightings and other factors. As of December 31, 2007, management believes that each of the Bank and the Parent Corporation meet all capital adequacy requirements to which it is subject.

Subordinated Debentures

On December 19, 2003, Center Bancorp Statutory Trust II, a statutory business trust and wholly-owned subsidiary of Center Bancorp, Inc., issued $5.0 million of, MMCapS capital securities to investors due on January 23, 2034. The capital securities presently qualify as Tier I capital. The trust loaned the proceeds of this offering to the Corporation and received in exchange $5.2 million of the Parent Corporation’s subordinated debentures. The subordinate debentures are redeemable in whole or part, prior to maturity but after January 23, 2009. The floating interest rate on the subordinate debentures is three-month LIBOR plus 2.85 percent and reprices quarterly. The rate at December 31, 2007 was 7.83 percent.

On December 18, 2001, Center Bancorp Statutory Trust I, a statutory business trust and wholly-owned subsidiary of Center Bancorp, Inc., issued $10.0 million of floating rate capital trust pass through securities to investors due on December 18, 2031. The trust loaned the proceeds of this offering to the Corporation and received in exchange $10.3 million of the Parent Corporation’s subordinated debentures. The subordinated debentures were redeemed in whole on December 18, 2006. Prior to redemption on December 18, 2006, the floating interest rate on the subordinated debentures was three-month LIBOR plus 3.85 percent and repriced quarterly. The rate at redemption was 8.99 percent.

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

In prior years, the low level of interest rates had necessitated a modification of the Corporation’s standard rate scenario of a movement down 200 basis points over 12 months to down 100 basis points over a 12-month period. However, given the recent rise in rates for the year ended December 31, 2007, the Corporation has returned to a -200 basis point change down over a 12-month period. Based on the results of the interest simulation model as of December 31, 2007, and assuming that management does not take action to alter the outcome, the Corporation would expect an increase of 3.27 percent in net interest income if interest rates decreased 200 basis points from the current rates in an immediate and parallel shock over a 12-month period. In a rising rate environment, based on the results of the model as of December 31, 2007, the Corporation would expect a decrease of 3.12 percent in net interest income if interest rates increased by 200 basis points from current rates in an immediate and parallel shock over a twelve month period.

The rising rates and a flattening of the yield curve during 2007 affected net interest margins. Based on management’s perception that interest rates will continue to be volatile, projected increased levels of prepayments on the earning-asset portfolio and the current level of interest rates, emphasis has been, and is expected to continue to be, placed on interest-sensitivity matching with the objective of stabilizing the net interest spread during 2008. However, no assurance can be given that this objective will be met.

Equity Price Risk

We are also exposed to equity price risk inherent in our portfolio of publicly traded equity securities, which had an estimated fair value of $1.7 million at December 31, 2007 and $4.1 million at December 31, 2006. We monitor our equity investments for impairment on a periodic basis. In the event that the carrying value of the equity investment exceeds its fair value, and we determine the decline in value to be other than temporary, we reduce the carrying value to its current fair value.

Item 8. Financial Statements and Supplementary Data

All Financial Statements:

The following financial statements are filed as part of this report under Item 8 — “Financial Statements and Supplementary Data.”

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Center Bancorp, Inc.:

We have audited the accompanying consolidated statements of condition of Center Bancorp, Inc. and subsidiaries (the “Corporation”) as of December 31, 2007 and 2006, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for the two years ended December 31, 2007. Center Bancorp, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The consolidated financial statements of Center Bancorp, Inc. and subsidiaries for the year ended December 31, 2005, were audited by other auditors whose report thereon, dated March 8, 2006, expressed an unqualified opinion.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Center Bancorp, Inc. and subsidiaries as of December 31, 2007 and 2006 and the results of their operations and their cash flows for the two years ended December 31, 2007 and 2006 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, in 2006 the Corporation changed its method of accounting for share-based payments and its method of accounting for Defined Benefit Pension and Other Postretirement Plans.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Center Bancorp, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 12, 2008 expressed an unqualified opinion.

/s/ Beard Miller Company LLP

Beard Miller Company LLP
Reading, Pennsylvania
March 12, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders Center Bancorp, Inc.:

We have audited Center Bancorp, Inc.’s (the Corporation) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Corporation’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Center Bancorp, Inc. maintained effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of condition of Center Bancorp, Inc. and subsidiaries and the related consolidated statement of income, changes in stockholders’ equity and cash flows for each of the years in the two year period ended December 31, 2007 and our report dated March 12,2008 expressed an unqualified opinion thereon.

/s/ Beard Miller Company LLP

Beard Miller Company LLP
Reading, Pennsylvania
March 12, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Center Bancorp, Inc.:

We have audited the consolidated statements of income, changes in stockholders’ equity, and cash flows for the year ended December 31, 2005. These consolidated financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations of Center Bancorp, Inc. and subsidiaries and their cash flows for the year ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Short Hills, New Jersey
March 8, 2006

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

As part of the Corporation’s program to comply with Section 404 of the Sarbanes-Oxley Act of 2002, our management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2007. In making this assessment, management used the control criteria framework of the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission published in its report entitled Internal Control — Integrated Framework. Management’s assessment included an evaluation of the design of the Corporation’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee.

Based on this assessment, management determined that, as of December 31, 2007, the Corporation’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Beard Miller Company LLP, the independent registered public accounting firm that audited the Corporation’s consolidated financial statements included in this Annual Report on Form 10-K, has issued an audit report on the Corporation’s internal control over financial reporting as of December 31, 2007. The report, which expresses an opinion on the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2007, is included in this item under the heading “Report of Independent Registered Public Accounting Firm.”

CENTER BANCORP, INC.

Signature	Title	Date
/s/ Anthony C. Weagley Anthony C. Weagley	President and Chief Financial Officer	March 12, 2008

CENTER BANCORP, INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CONDITION

	December 31,
	2007	2006
	(Dollars in Thousands)
ASSETS
Cash and due from banks	$20,541	$34,088
Federal funds sold and securities purchased under agreement to resell	49,490	10,275
Total cash and cash equivalents	70,031	44,363
Investment securities available-for-sale	314,194	250,603
Investment securities held to maturity (approximate fair market value of $0 in 2007 and $130,900 in 2006)	—	131,130
Total investment securities	314,194	381,733
Loans, net of unearned income	551,669	550,414
Less — Allowance for loan losses	5,163	4,960
Net loans	546,506	545,454
Restricted investment in bank stocks, at cost	8,467	7,805
Premises and equipment, net	17,419	18,829
Accrued interest receivable	4,535	4,932
Bank owned life insurance	22,261	21,368
Other assets	17,028	9,588
Goodwill and other intangible assets	17,204	17,312
Total assets	$1,017,645	$1,051,384
LIABILITIES
Deposits:
Non-interest-bearing	$111,422	$136,453
Interest-bearing:
Time deposits $100 and over	63,997	83,623
Interest-bearing transaction, savings and time deposits $100 and less	523,651	506,695
Total deposits	699,070	726,771
Securities sold under agreement to repurchase	48,541	29,443
Short-term borrowings	1,123	2,000
Long-term borrowings	168,445	174,991
Subordinated debentures	5,155	5,155
Accounts payable and accrued liabilities	10,033	15,411
Total liabilities	932,367	953,771
STOCKHOLDERS’ EQUITY
Preferred Stock, no par value:
Authorized 5,000,000 shares; none issued	—	—
Common stock, no par value:
Authorized 20,000,000 shares; issued 15,190,984 shares at December 31, 2007 and 2006; outstanding 13,155,784 and 13,910,450 shares at December 31, 2007 and 2006, respectively	86,908	77,130
Additional paid-in capital	5,133	4,535
Retained earnings	15,161	25,989
Treasury stock, at cost (2,035,200 and 1,280,534 shares in 2007 and 2006, respectively)	(16,100)	(6,631)
Accumulated other comprehensive loss	(5,824)	(3,410)
Total stockholders’ equity	85,278	97,613
Total liabilities and stockholders’ equity	$1,017,645	$1,051,384

See the accompanying notes to the consolidated financial statements.

CENTER BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2007	2006	2005
	(Dollars in Thousands, Except per Share Data)
Interest income:
Interest and fees on loans	$33,527	$31,999	$25,329
Interest and dividends on investment securities:
Taxable interest income	13,585	15,521	18,849
Non-taxable interest income	3,171	3,874	4,001
Dividends	1,242	1,384	2,295
Interest on federal funds sold and securities purchased under agreement to resell	604	547	29
Total interest income	52,129	53,325	50,503
Interest expense:
Interest on certificates of deposit $100 and over	3,964	4,930	3,828
Interest on other deposits	16,871	13,075	7,771
Interest on short-term borrowings	1,948	2,063	2,454
Interest on long-term borrowings	7,847	8,906	9,243
Total interest expense	30,630	28,974	23,296
Net interest income	21,499	24,351	27,207
Provision for loan losses	350	57	—
Net interest income, after provision for loan losses	21,149	24,294	27,207
Other income:
Service charges, commissions and fees	1,824	1,759	1,922
Other income	457	454	631
Annuity and insurance	298	205	193
Bank owned life insurance	893	780	740
Net gain (loss) on securities sold	900	(2,565)	350
Total other income	4,372	633	3,836
Other expense:
Salaries and employee benefits	11,436	12,290	12,108
Occupancy, net	2,843	2,309	2,165
Premises and equipment	1,777	1,940	1,990
Professional and consulting	2,139	1,179	555
Stationery and printing	465	692	628
Marketing and advertising	603	731	644
Computer expense	614	741	594
Other	4,721	4,476	3,529
Total other expense	24,598	24,358	22,213
Income before income tax expense (benefit)	923	569	8,830
Income tax (benefit) expense	(2,933)	(3,329)	1,184
Net income	$3,856	$3,898	$7,646
Earnings per share:
Basic	$.28	$.28	$.60
Diluted	$.28	$.28	$.60
Weighted average common shares outstanding:
Basic	13,780,504	13,959,684	12,678,614
Diluted	13,840,756	14,040,338	12,725,256

All common share and per common share amounts have been adjusted to reflect the 5 percent stock dividend declared on March 29, 2007 and paid on June 1, 2007

See the accompanying notes to the consolidated financial statements.

CENTER BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Years Ended December 31, 2007, 2006, and 2005
	Common Stock Amount	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	(In Thousands, Except Share Data)
Balance, December 31, 2004	$35,450	$4,477	$31,964	$(3,775)	$527	$68,643
Comprehensive income:
Net income			7,646			7,646
Other comprehensive loss, net of taxes					(5,169)	(5,169)
Total comprehensive income						2,477
Cash dividends declared ($0.34 per share)			(4,518)			(4,518)
5 percent stock dividend	6,529		(6,529)			—
Private placement: Common stock	21,619	(1,120)	(1,621)			18,878
Issuance of common stock	255		(27)			228
Exercise of stock option		355		44		399
Common stock issued in Red Oak Bank acquisition	13,277					13,277
Restricted stock award		75		30		105
Balance, December 31, 2005	$77,130	$3,787	$26,915	$(3,701)	$(4,642)	$99,489
Comprehensive income:
Net income			3,898			3,898
Other comprehensive income, net of taxes					2,047	2,047
Total comprehensive income						5,945
Cash dividends declared ($0.34 per share)			(4,808)			(4,808)
Issuance of common stock			(16)			(16)
Exercise of stock option		238		436		674
Net impact to initially apply SFAS No. 158, net of income tax of ($543)					(815)	(815)
Stock based compensation expense		160				160
Tax benefit related to stock based compensation		350				350
Treasury stock purchased				(3,366)		(3,366)
Balance, December 31, 2006	$77,130	$4,535	$25,989	$(6,631)	$(3,410)	$97,613
Comprehensive income:
Net income			3,856			3,856
Other comprehensive loss, net of taxes					(2,414)	(2,414)
Total comprehensive income						1,442
Cash dividends declared ($0.36 per share)			(4,885)			(4,885)
5 percent stock dividend	9,778		(9,778)			—
Issuance of common stock			(21)			(21)
Exercise of stock option		292		558		850
Stock based compensation expense		151				151
Tax benefit related to stock based compensation		155				155
Treasury stock purchased				(10,027)		(10,027)
Balance, December 31, 2007	$86,908	$5,133	$15,161	$(16,100)	$(5,824)	$85,278

Per common share amounts have been adjusted to reflect the 5 percent stock dividenddeclared on March 29, 2007 and paid on June 1, 2007

See the accompanying notes to the consolidated financial statements.

CENTER BANCORP, INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2007	2006	2005
	(Dollars in Thousands)
Cash Flows from Operating Activities:
Net income	$3,856	$3,898	$7,646
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and amortization	1,700	1,852	1,827
Provision for loan losses	350	57	—
Provision for deferred taxes	(4,939)	(5,280)	(1,995)
Stock-based compensation expense	151	160	—
Net (gains) losses on sale of investment securities available-for-sale	(312)	2,660	(350)
Net gains on sale of investment securities held-to-maturity	(588)	(95)	—
Decrease (increase) in accrued interest receivable	397	943	(1,342)
(Increase) decrease in other assets	(2,055)	1,041	3,526
Increase (decrease) in other liabilities	4,057	881	(1,758)
Increase in cash surrender value of bank owned life insurance	(893)	(780)	(740)
Amortization of premium and accretion of discount on investment securities, net	162	210	452
Net cash provided by operating activities	1,886	5,547	7,266
Cash Flows from Investing Activities:
Proceeds from maturities of investment securities available-for-sale	186,371	220,415	300,541
Proceeds from maturities, calls and paydowns of securities held to maturity	9,206	10,793	32,315
Net (purchases) proceeds from restricted investment in bank stock	(662)	3,149	(3,589)
Proceeds from sales of investment securities available-for-sale	56,331	188,018	59,427
Proceeds from sales of investment securities held to maturity	10,312	517	—
Purchase of securities available-for-sale	(204,238)	(273,744)	(297,133)
Purchase of securities held to maturity	(2,000)	(2,000)	(44,089)
Net increase in loans	(1,402)	(44,622)	(37,741)
Property and equipment expenditures, net	(182)	(2,218)	(1,997)
Cash consideration paid to acquire Red Oak Bank	—	—	(13,279)
Cash and cash equivalents acquired from Red Oak Bank	—	—	2,433
Purchase of bank owned life insurance	—	(2,000)	—
Net cash provided by (used in) investing activities	53,736	98,308	(3,112)
Cash Flows from Financing Activities:
Net (decrease) increase in deposits	(27,701)	26,170	(72,346)
Net (decrease) increase in short-term borrowings	(8,325)	(13,102)	26,735
Proceeds from FHLB advances	55,000	20,000	192,439
Payment on FHLB advances	(35,000)	(94,427)	(158,659)
Redemption of subordinated debentures	—	(10,310)	—
Cash dividends paid	(4,885)	(4,808)	(4,518)
(Redemption)/issuance of common stock	(21)	(16)	19,106
Tax benefits from stock based compensation	155	350	—
Exercise of stock options	850	674	399
Purchase of treasury stock	(10,027)	(3,366)	—
Net cash (used in) provided by financing activities	(29,954)	(78,835)	3,156
Net increase in cash and cash equivalents	25,668	25,020	7,310
Cash and cash equivalents at beginning of year	44,363	19,343	12,033
Cash and cash equivalents at end of year	$70,031	$44,363	$19,343
Supplemental Disclosures of Cash Flow Information:
Noncash activities:
Trade date accounting settlement for investments	$—	$8,083	$—
Reclassification of held-to-maturity investment securities to available-for-sale	$113,413	$—	$—
Reclassification of office building from premises to other assets	$2,398	$—	$—
Cash paid during year for:
Interest paid on deposits and borrowings	$30,726	$28,594	$23,228
Income taxes	$515	$297	$1,221
Supplemental Disclosures of Cash Flow Information at Date of Acquisition:
Fair value of assets acquired	$—	$—	$115,307
Goodwill and deposit intangible	$—	$—	$15,416
Liabilities assumed	$—	$—	$88,556
Common stock issued for the Red Oak Bank acquisition, net	$—	$—	$13,277

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

Use of Estimates

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statement of condition and revenues and expenses for the reported periods. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses and the valuation of deferred tax assets.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, due from banks, federal funds sold, and securities purchased under agreement to resell which are generally available within one day.

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

During the fourth quarter of 2007, the Corporation reclassified all of its held-to-maturity investment securities to available-for-sale. The transfer of these securities to available-for-sale will allow the Corporation

CENTER BANCORP, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Summary of Significant Accounting Policies  – (continued)

greater flexibility in managing its investment portfolio. Investment securities with a total of $113.4 million and a fair value of $112.9 million were transferred to available-for-sale during the fourth quarter. The unrealized loss on these securities was recorded, net of tax, as accumulated other comprehensive income, an adjustment to stockholders’ equity. As a result, the Corporation will not classify any future purchases of investment securities as held-to-maturity for at least two years.

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

Premises and Equipment

Land is carried at cost and bank premises and equipment at cost less accumulated depreciation based on estimated useful lives of assets, computed principally on a straight-line basis. Expenditures for maintenanceand repairs are charged to operations as incurred; major renewals and betterments are capitalized. Gains and losses on sales or other dispositions are recorded as a component of other income or other expenses. In September 2007, the Corporation reclassified its Florham Park office building from premises to held for sale, which is included in other assets, and entered into a contract to sell that property. On February 29, 2008, the Corporation completed the sale of the property for $2.4 million, which approximated the carrying value.

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

Mortgage Servicing

The Corporation performs various servicing functions on loans owned by others. A fee, usually based on a percentage of the outstanding principal balance of the loan, is received for those services. At December 31, 2007 and 2006, the Corporation was servicing approximately $12.1 million and $13.4 million, respectively, of loans for others.

The Corporation accounts for its transfers and servicing of financial assets in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” The Corporation originates mortgages under plans to sell those loans and service the loans owned by the investor. The Corporation records mortgage servicing rights and the loans based on relative fair values at the date of sale. The balance of mortgage servicing rights at December 31, 2007 and 2006 are immaterial to the Corporation’s consolidated financial statements.

Loans Held for Sale

Mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregated costs or estimated fair value. Gains and losses on sales of loans are also accounted for in accordance with SFAS No. 134 “Accounting for Mortgage Securities retained after Securitizations or Mortgage Loans Held for Sale by a Mortgage Banking Enterprise.” At December 31, 2007, the Corporation held no loans for sale and at December 31, 2006, had approximately $1.5 million in loans held for sale.

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

CENTER BANCORP, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Summary of Significant Accounting Policies  – (continued)

The Corporation follows the disclosure provisions of SFAS No. 132 “Employer’s Disclosures about Pensions and Other Post Retirement Benefits” which was revised in December 2004. SFAS No. 132, as revised SFAS No. 132(R), required additional employers’ disclosures about pension and other post retirement benefit plans after December 31, 2004. Certain disclosures related to estimated future benefit payments are effective for fiscal years ended after June 15, 2005. Net pension expense consists of service costs, interest cost, return on pension assets and amortization of unrecognized initial net assets.

SFAS No. 158

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — An Amendment of FASB No. 87, 88, 106 and 132(R)” (“SFAS 158”). SFAS 158 requires that the funded status of defined benefit postretirement plans be recognized on the Corporation’s statement of condition and changes in the funded status be reflected in other comprehensive income, effective for fiscal years ended after December 15, 2006. SFAS 158 also requires companies to measure the funded status of the plan as of the date of its fiscal year-end, effective for fiscal years ending after December 15, 2008. The Corporation expects to adopt the measurement provisions of SFAS 158 effective December 31, 2008. Based upon the December 31, 2006 statement of condition and pension disclosures, the impact of adopting SFAS 158 resulted in an after-tax increase in the accumulated other comprehensive loss of $815,000.

Stock-Based Compensation

Effective January 1, 2006, the Corporation adopted the fair value recognition provisions of SFAS No. 123(R), “Share-Based Payment,” using the modified prospective transition method and therefore has not restated results for prior periods. Under this transition method, stock-based compensation expense for the twelve-months ended December 31, 2006 includes compensation expense for all stock-based compensation awards granted, but not yet vested, as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 “Accounting for Stock-Based Compensation”. The stock-based compensation expense for all stock-based compensation awards granted after that date is based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). The Corporation will recognize these expenses on a straight-line method over the requisite service period of the stock award, which is the vesting term. Prior to the adoption of SFAS No. 123(R), the Corporation recognized stock-based compensation expense in accordance with APB Opinion No. 25. Prior to the adoption of SFAS No. 123(R), the Corporation presented all tax benefits of deductions resulting from the exercise of stock options or the issuance of shares under other stock based compensation programs as operating cash flows in the statement of cash flows. SFAS No. 123 requires the cash flows resulting from the tax benefits of deductions in excess of the compensation cost be recognized for stock-based awards to be classified as financing cash flows. In March of 2005, the Securities and Exchange Commission (the “SEC”) issued a Staff Accounting Bulletin No. 107 (“SAB 107”) regarding the SEC’s interpretation of SFAS No. 123(R) and the valuation of share-based payments for public companies. The Corporation has applied the provisions of SAB 107 in its adoption of SFAS No. 123(R). SAB No. 110 amends and replaces Question 6 of Section D.2 of Topic 14, “Share-Based Payment,” of the Staff Accounting Bulletin series. SAB 110 allows public companies which do not have historically sufficient experience to provide a reasonable estimate to continue use of the “simplified” method for estimating the expected term of “plain vanilla” share option grants after December 31, 2007. SAB 110 is effective January 1, 2008. The Corporation does not expect SAB 1000 to have a material impact on its consolidated financial statements. See Note 2 of the consolidated financial statements for a further discussion.

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

Earnings per common share have been computed based on the following:

	Years Ended December 31,
	2007	2006	2005
	(In Thousands, Except per Share Amounts)
Net income	$3,856	$3,898	$7,646
Average number of common shares outstanding	13,781	13,960	12,679
Effect of dilutive options	60	80	46
Average number of common shares outstanding used to calculate diluted earnings per common share	13,841	14,040	12,725
Earnings per share
Basic	$.28	$.28	$.60
Diluted	$.28	$.28	$.60

Treasury Stock

The Corporation announced on March 27, 2006 that its Board of Directors approved an increase in its then current share buyback program to 5 percent of outstanding shares, enhancing its then current authorization by 425,825 shares to 684,965 shares. The Corporation announced on October 1, 2007 that its Board of Directors approved an additional increase in its current share buyback program to 5 percent of outstanding shares, enhancing its current authorization by 684,627 shares. The total buyback authorization has been increased to 1,390,019 shares. Repurchases may be made from time to time as, in the opinion of management, market conditions warrant, in the open market or in privately negotiated transactions. Shares repurchased will be added to the corporate treasury and will be used for future stock dividends and other issuances. As of December 31, 2007, Center Bancorp had 13.2 million shares of common stock outstanding. As of December 31, 2007, the Corporation had purchased 1,193,780 common shares at an average cost per share of $11.68 under the stock buyback program as amended on October 1, 2007. The repurchased shares were recorded as Treasury Stock, which resulted in a decrease in stockholders’ equity. Treasury stock is recorded using the cost method and accordingly is presented as a reduction of stockholders’ equity.

Goodwill

Goodwill represents the excess of the cost of an acquisition over the fair value of net assets acquired. Goodwill is tested at least annually for impairment. No impairment of goodwill was recorded for the twelve-months ended December 31, 2007 and 2006.

Comprehensive Income

Total comprehensive income includes all changes in equity during a period from transactions and other events and circumstances from non-owner sources. The Corporation’s other comprehensive income is comprised of unrealized holding gains and losses on securities available-for-sale and an adjustment to reflect the curtailment of the Corporation’s defined benefit pension plan, net of taxes.

Disclosure of comprehensive income for the years ended 2007, 2006 and 2005 is presented in the Consolidated Statements of Changes in Stockholders’ Equity and presented in detail in Note 5.

Bank Owned Life Insurance

During 2001, the Corporation invested $12.5 million in Bank Owned Life Insurance (“BOLI”) to help offset the rising cost of employee benefits, and made subsequent investments in 2004 of $2.5 million and in 2006 of $2.0 million. The change in the cash surrender value of the BOLI was recorded as a component of other income and amounted to $893,000, $780,000 and $740,000 in 2007, 2006 and 2005, respectively.

CENTER BANCORP, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Summary of Significant Accounting Policies  – (continued)

Income Taxes

The Corporation recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between financial statement and tax bases of assets and liabilities, using enacted tax rates expected to be applied to taxable income in the years in which the differences are expected to be settled. Income tax-related interest and penalties are classified as a component of income tax expense.

Advertising Costs

The Corporation recognizes its marketing and advertising cost as incurred. Advertising costs were $603,000, $731,000 and $644,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

Stock Dividends

All common share and per common share amounts have been adjusted to reflect the 5 percent stock dividend declared on March 29, 2007 and paid on June 1, 2007.

Reclassifications

Certain reclassifications have been made in the consolidated financial statements for 2006 and 2005 to conform to the classifications presented in 2007.

Note 2 — Stock Based Compensation

At December 31, 2007, the Corporation had four stock-based compensation plans, which are described more fully below. Through December 31, 2005, the Corporation accounted for those plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees, and related interpretations.”

Stock Option Plans

At December 31, 2007, the Corporation maintained two stock-based compensation plans from which new grants could be issued. The Corporation’s Stock Option Plans permit Parent Corporation common stock to be issued to key employees and directors of the Corporation and its subsidiaries. The options granted under the plans are intended to be either Incentive Stock Options or Non-qualified Options. Under the 1999 Employee Stock Incentive Plan, an aggregate of 228,151 shares remain available under the plan and are authorized for issuance. Under the 2003 Non-Employee Director Stock Option Plan, an aggregate total of 457,007 shares remain. Such shares may be treasury shares, newly issued shares or a combination thereof.

Options have been granted to purchase common stock principally at the fair market value of the stock at the date of grant. Options are exercisable over a three year vesting period starting one year after the date of grant and generally expire ten years from the date of grant.

The total compensation expense related to these plans was $151,000 and $160,000 for the twelve months ended December 31, 2007 and 2006, respectively. Prior to December 31, 2005, the Corporation accounted for those plans under the recognition and measurement provisions of APB 25. Accordingly, the Corporation generally recognized compensation expense only when it granted options with a discounted exercise price. As a result during that period, no stock-based employee compensation expense or any resulting compensation expense was recognized ratably over the associated service period, which was generally the option vesting term.

Effective January 1, 2006, the Corporation adopted the fair value recognition provisions of SFAS 123R, using the modified prospective transition method and therefore has not restated prior period results. Under this transition method, stock-based compensation expense for fiscal 2006 included compensation expense for all

CENTER BANCORP, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 — Stock Based Compensation  – (continued)

stock-based compensation awards granted prior to, but not yet vested as of, December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. Stock-based compensation expense for all share-based payment awards granted after December 31, 2005 is based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. The Corporation recognizes these compensation costs net of a forfeiture rate and recognizes the compensation costs for only those shares expected to vest on a straight-line basis over the requisite service period of the award, which is generally the option vesting term of 3 years. The Corporation estimated the forfeiture rate for fiscal 2006 based on its historical experience during the preceding seven fiscal years.

For the twelve-months ended December 31, 2007, the Corporation’s income before income taxes and net income was reduced by $151,000 and $100,000, respectively, as a result of the compensation expense related to stock options. For the twelve-months ended December 31, 2006, the Corporation’s income before income taxes and net income was reduced by $160,000 and $105,000, respectively.

Under the principal option plans, the Corporation may grant restricted stock awards to certain employees. Restricted stock awards are non-vested stock awards. Restricted stock awards are independent of option grants and are generally subject to forfeiture if employment terminates prior to the release of the restrictions. Such awards generally vest within 30 days to five years from the date of grant. During that period, ownership of the shares cannot be transferred. Restricted stock has the same cash dividend and voting rights as other common stock and is considered to be currently issued and outstanding. The Corporation expenses the cost of the restricted stock awards, which is determined to be the fair market value of the shares at the date of grant, ratably over the period during which the restrictions lapse. There were no restricted stock awards outstanding at December 31, 2007 and 2006. There were no restricted stock awards outstanding at December 31, 2007 and 2006.

There were 38,203 and 34,730 shares granted at June 1, 2007, and at June 1, 2006, respectively. The fair value of share-based payment awards was estimated using the Black-Scholes option pricing model with the following assumptions and weighted average fair values:

	December 31, 2007	December 31, 2006	December 31, 2005
Weighted average fair value of grants	$6.48	$5.25	$3.87
Risk-free interest rate	4.92%	5.03%	3.90%
Dividend yield	2.51%	2.70%	3.08%
Expected volatility	47.4%	49.5%	30.1%
Expected life in months	72	72	72

Option activity under the principal option plans as of December 31, 2007 and changes during the twelve-months ended December 31, 2007, as adjusted for the 5 percent stock dividend, were as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
			(In Years)
Outstanding at December 31, 2006	340,850	$10.15
Granted	38,203	15.73
Exercised	(95,761)	8.88
Forfeited/cancelled/expired	(18,937)	12.25
Outstanding at December 31, 2007	264,355	$11.27	6.32	$309,818
Exercisable at December 31, 2007	188,273	$10.38	5.43	$300,554

CENTER BANCORP, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 — Stock Based Compensation  – (continued)

The aggregate intrinsic value of options above represents the total pretax intrinsic value (the difference between the Corporation’s closing stock price on the last trading day of the twelve-months of fiscal 2007 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2007. This amount changes based on the fair market value of the Parent Corporation’s stock.

As of December 31, 2007, $543,160 of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 2.7 years. Changes in options outstanding during the past three years, as adjusted for the 5 percent stock dividend, were as follows:

Stock Option Plan	Shares	Exercise Price Range per Share
Outstanding, December 31, 2004 (178,562 shares exercisable)	249,042	$4.30 to $15.12
Granted during 2005	160,497	$6.11 to $10.66
Exercised during 2005	(12,745)	$4.30 to $6.08
Expired or canceled during 2005	(5)	$6.07
Outstanding, December 31, 2005 (323,946 shares exercisable)	396,789	$5.15 to $15.12
Granted during 2006	34,730	$12.54
Exercised during 2006	(90,669)	$5.15 to $10.66
Expired or canceled during 2006	—	—
Outstanding, December 31, 2006 (262,527 shares exercisable)	340,850	$6.07 to $15.12
Granted during 2007	38,203	$15.73
Exercised during 2007	(95,761)	$6.07 to $10.66
Expired or canceled during 2007	(18,937)	$10.50 to $15.73
Outstanding, December 31, 2007 (188,273 shares exercisable)	264,355	$6.07 to $15.73

The following table summarizes the fair value of the stock options granted during the three years ended December 31, 2007, 2006 and 2005, as adjusted for the 5 percent stock dividend.

	2007		2006		2005
	Options Granted	Weighted Average Fair Value	Options Granted	Weighted Average Fair Value	Options Granted	Weighted Average Fair Value
Incentive stock options	—	$—	—	$—	57,240	$4.73
Non-qualifying stock options	—	$—	—	$—	68,523	$3.12
Director’s plan	38,203	$6.48	34,730	$5.25	34,734	$3.12
Total	38,203	$6.48	34,730	$5.25	160,497	$3.87

Note 3 — Goodwill and Other Intangible Assets

Goodwill

Goodwill allocated to the Corporation as of December 31, 2007 and 2006 was $16,804,000. There were no changes in the carrying amount of goodwill during the fiscal years ended December 31, 2007 and 2006.

The current year and estimated future amortization expense for amortized intangible assets was $120,000 and $108,000 for the years 2006 and 2007, respectively, and $94,747, $81,972, $69,197, $56,422 and $43,647, respectively, for the subsequent five year period 2008, 2009, 2010, 2011 and 2012.

CENTER BANCORP, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 — Goodwill and Other Intangible Assets  – (continued)

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Dollars in Thousands)
As of December 31, 2007:
Core deposits	$703	$(303)	$400
Total intangible assets	703	(303)	400
As of December 31, 2006:
Core deposits	$703	$(195)	$508
Other	5	(5)	0
Total intangible assets	708	(200)	508
As of December 31, 2005:
Core deposits	703	(75)	628
Other	24	(19)	5
Total intangible assets	$727	$(94)	$633

Note 4 — Recent Accounting Pronouncements

SFAS No. 155

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140” (“SFAS 155”), which amends Statement No. 133 to simplify the accounting for certain derivatives embedded in other financial instruments (hybrid financial instruments) by permitting fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise required bifurcation, provided that the entire hybrid financial instrument is accounted for on a fair value basis. SFAS 155 also establishes the requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, which replaces the interim guidance in Derivative Instrument Group Issue D1, Recognition and Measurement of Derivatives: Application of Statement No. 133 to Beneficial Interests in Securitized Financial Assets. SFAS 155 amends SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities — a replacement of FASB Statement No. 125 (“SFAS 140”), to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to beneficial interests other than another derivative financial instrument. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006, with earlier adoption allowed. The Corporation adopted SFAS 155 effective January 1, 2007 and it did not have a material effect on its consolidated financial condition, results of operations or cash flows.

SFAS No. 156

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets: an amendment of SFAS No. 140” (“SFAS 156”). This statement requires all separately recognized servicing rights to be initially measured at fair value, if practicable. For each class of separately recognized servicing assets and liabilities, this statement permits the Corporation to choose either to report servicing assets and liabilities at fair value or at amortized cost. Under the fair value approach, servicing assets and liabilities are recorded at fair value at each reporting date with changes in fair value recorded in earnings in the period in which the changes occur. Under the amortized cost method, servicing assets and liabilities are amortized in proportion to and over the period of net servicing income or net servicing loss and are assessed for impairment based on fair value at each reporting date. Adoption of this statement is required for fiscal years beginning after September 15, 2006. The Corporation adopted SFAS 156 effective January 1, 2007 and is applying the requirements for recognition and initial measurement of servicing assets and liabilities prospectively to all transactions. The Corporation is using the amortized cost method for subsequent

CENTER BANCORP, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 — Recent Accounting Pronouncements  – (continued)

measurement of servicing rights. Adoption of SFAS 156 did not have a material effect on the Corporation’s consolidated financial condition, results of operations or cash flows.

FIN 48

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that companies recognize in their financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Corporation adopted FIN 48 as of January 1, 2007.

The adoption of FIN 48 did not impact the Corporation’s consolidated financial condition, results of operations or cash flows. At January 1, 2007, the Corporation had unrecognized tax benefits of $1.1 million, which primarily related to uncertainty regarding the sustainability of certain deductions to be taken in 2007 and future U.S. Federal income tax returns related to the liquidation of the Corporation’s New Jersey REIT subsidiaries. To the extent these unrecognized tax benefits are ultimately recognized, they will impact the effective tax rate in a future period. At December 31, 2007, the Corporation had recorded as a component of tax expense approximately $61,131 in interest expense related to the unrecognized tax benefit.

FSP FIN 48-1

In May 2007, the FASB issued FASB Staff Position (“FSP”) FIN 48-1 “Definition of Settlement in FASB Interpretation No. 48” (“FSP FIN 48-1”). FSP FIN 48-1 provides guidance on how to determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. FSP FIN 48-1 is effective retroactively to January 1, 2007. The implementation of this standard did not have a material impact on the Corporation’s consolidated financial position or results of operations.

SFAS No. 157

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 establishes a common definition for fair value to be applied to US GAAP guidance requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Corporation does not expect the implementation of SFAS 157 to have a material impact on its consolidated financial statements

In December 2007, the FASB issued proposed FSP 157-b, “Effective Date of FASB Statement No. 157,” that would permit a one-year deferral in applying the measurement provisions of Statement No. 157 to non-financial assets and non-financial liabilities (non-financial items) that are not recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually). Therefore, if the change in fair value of a non-financial item is not required to be recognized or disclosed in the financial statements on an annual basis or more frequently, the effective date of application of Statement 157 to that item is deferred until fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. This deferral does not apply, however, to an entity that applies Statement 157 in interim or annual financial statements before proposed FSP 157-b is finalized. The Company is currently evaluating the impact, if any, that the adoption of FSP 157-b will have on the Company’s operating income or net earnings.

EITF 06-4

In September 2006, the Emerging Issues Task Force (“EITF”) Issue 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements”, was ratified. This EITF Issue addresses accounting for separate agreements which split life insurance policy

CENTER BANCORP, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 — Recent Accounting Pronouncements  – (continued)

benefits between an employer and employee. The Issue requires the employer to recognize a liability for future benefits payable to the employee under these agreements. The effects of applying this Issue must be recognized through either a change in accounting principle through an adjustment to equity or through the retrospective application to all prior periods. For calendar year companies, the Issue is effective beginning January 1, 2008. The Corporation does not expect the adoption of the Issue to have a material effect on the Corporation’s consolidated financial statements.

EITF 06-5

In September 2006, EITF Issue No. 06-5, “Accounting for Purchases of Life Insurance — Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance,” was issued. The Task Force reached a consensus that a policyholder should consider any additional amounts included in the contractual terms of the policy in determining the amount that could be realized under the insurance contract.

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

FSP FAS 158-1

In February 2007, the FASB issued FASB Staff Position (FSP) FAS 158-1, “Conforming Amendments to the Illustrations in FASB Statements No. 87, No. 88, and No. 106 and to the Related Staff Implementation Guides.” This FSP makes conforming amendments to other FASB statements and staff implementation guides and provides technical corrections to SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” The conforming amendments in this FSP shall be applied upon adoption of SFAS No. 158. The Corporation believes its adoption of FSP FAS 158-1 will not have a material impact on its consolidated financial statements or disclosures.

SFAS No. 159

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115” (“SFAS159”). SFAS 159 provides all entities with the option of reporting selected financial assets and liabilities at fair value. The objective of SFAS 159 is to improve financial reporting by providing opportunities to mitigate volatility in earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Most of the provisions in this statement apply only to entities which elect SFAS 159. However the amendment to FASB Statement No. 115, Accounting for Certain Investment in Debt and Equity Securities, applies to entities with available for sale and trading securities, and requires an entity to present separately fair value and non-fair value securities. SFAS159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Corporation does not expect the implementation of SFAS 159 to have a material impact on its consolidated financial statements.

EITF 06-10

In March 2007, the FASB ratified EITF Issue No. 06-10 “Accounting for Collateral Assignment Split-Dollar Life Insurance Agreements” (“EITF 06-10”). EITF 06-10 provides guidance for determining a liability for the postretirement benefit obligation as well as recognition and measurement of the associated asset on the basis of the terms of the collateral assignment agreement. EITF 06-10 is effective for fiscal years

CENTER BANCORP, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 — Recent Accounting Pronouncements  – (continued)

beginning after December 15, 2007. The Corporation currently does not expect the impact of EITF 06-10 to have a material effect on its consolidated financial position and results of operations.

EITF 06-11

In June 2007, the EITF reached a consensus on Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards” (“EITF 06-11”). EITF 06-11 states that an entity should recognize a realized tax benefit associated with dividends on nonvested equity shares, nonvested equity share units and outstanding equity share options charged to retained earnings as an increase in additional paid in capital. The amount recognized in additional paid in capital should be included in the pool of excess tax benefits available to absorb potential future tax deficiencies on share-based payment awards. EITF 06-11 should be applied prospectively to income tax benefits of dividends on equity-classified share-based payment awards that are declared in fiscal years beginning after December 15, 2007. The Corporation expects that EITF 06-11 will not have an impact on its consolidated financial statements.

SFAS No. 141(R)

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R)’s objective is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after December 31, 2008. This new pronouncement will impact the Corporation’s accounting for business combinations completed beginning January 1, 2009.

SFAS No. 160

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. SFAS 160’s objective is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 shall be effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008. The Corporation does not expect the implementation of SFAS 160 to have a material impact on its consolidated financial statements.

SAB 109

Staff Accounting Bulletin No. 109 (“SAB 109”), “Written Loan Commitments Recorded at Fair Value Through Earnings” expresses the views of the staff regarding written loan commitments that are accounted for at fair value through earnings under generally accepted accounting principles. To make the staff’s views consistent with current authoritative accounting guidance, the SAB revises and rescinds portions of SAB No. 105, “Application of Accounting Principles to Loan Commitments.” Specifically, the SAB revises the SEC staff’s views on incorporating expected net future cash flows related to loan servicing activities in the fair value measurement of a written loan commitment. The SAB retains the staff’s views on incorporating expected net future cash flows related to internally-developed intangible assets in the fair value measurement of a written loan commitment. The staff expects registrants to apply the views in Question 1 of SAB 109 on a prospective basis to derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. The Corporation does not expect SAB 109 to have a material impact on its financial statements.

SAB 110

SAB No. 110 amends and replaces Question 6 of Section D.2 of Topic 14, “Share-Based Payment,” of the Staff Accounting Bulletin series. Question 6 of Section D.2 of Topic 14 expresses the views of the staff regarding the use of the “simplified” method in developing an estimate of expected term of “plain vanilla”

CENTER BANCORP, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 — Recent Accounting Pronouncements  – (continued)

share options and allows usage of the “simplified” method for share option grants prior to December 31, 2007. SAB 110 allows public companies which do not have historically sufficient experience to provide a reasonable estimate to continue use of the “simplified” method for estimating the expected term of “plain vanilla” share option grants after December 31, 2007. SAB 110 is effective January 1, 2008. The Corporation does not expect SAB 1000 to have a material impact on its consolidated financial statements.

Note 5 — Comprehensive Income

Total comprehensive income includes all changes in equity during a period from transactions and other events and circumstances from non-owner sources. The Corporation’s other comprehensive income (loss) is comprised of unrealized holding gains and losses on securities available-for-sale and an adjustment to reflect the curtailment of the Corporation’s defined benefit pension plan, net of taxes.

Disclosure of comprehensive income for the twelve-months ended December 31, 2007 and 2006 is presented in the Consolidated Statements of Changes in Stockholders’ Equity. The table below provides a reconciliation of the components of other comprehensive income to the disclosure provided in the statement of changes in stockholders’ equity.

The components of other comprehensive income (loss), net of taxes, were as follows for the following fiscal years ended December 31:

	Before Tax Amount	Tax Benefit (Expense)	Net of Tax Amount
	(Dollars in Thousands)
For the year ended 2007:
Net unrealized losses on available for sale securities
Net unrealized holding losses arising during period	$(3,455)	$1,054	$(2,401)
Less reclassification adjustment for net gains arising during the period	312	(109)	203
Net unrealized losses	(3,767)	1,163	(2,604)
Market value adjustment on securities transferred from held-to-maturity to available-for-sale	(459)	187	(272)
Other changes in pension plan recognized in other comprehensive income:
Net actuarial loss	(583)	233	(350)
Curtailment	1,353	(541)	812
Other comprehensive loss, net	$(3,456)	$1,042	$(2,414)
For the year ended 2006:
Net unrealized losses on available for sale securities
Net unrealized holding losses arising during period	$(16)	$6	$(10)
Less reclassification adjustment for net losses arising during the period	(2,565)	640	(1,925)
Net unrealized gains	2,549	$(634)	1,915
Change in minimum pension liability	219	(87)	132
Other comprehensive income, net	$2,768	$(721)	$2,047
For the year ended 2005:
Net unrealized losses on available for sale securities
Net unrealized holding losses arising during period	$(7,981)	$2,752	$(5,229)
Less reclassification adjustment for net gains arising during the period	350	(119)	231
Net unrealized losses	(7,631)	2,633	(4,998)
Change in minimum pension liability	(171)	—	(171)
Other comprehensive loss, net	$(7,802)	$2,633	$(5,169)

CENTER BANCORP, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 — Cash and Due from Banks

The subsidiary bank, Union Center National Bank, maintained cash balances reserved to meet regulatory requirements of the Federal Reserve Board of approximately $779,000 and $249,000 at December 31, 2007 and 2006, respectively.

Note 7 — Investment Securities

The following table’s present information related to the Corporation’s portfolio of securities held-to-maturity and available-for-sale at December 31, 2007 and 2006.

	December 31, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in Thousands)
Securities Available-for-Sale:
U.S. Treasury and Agency Securities	$100	$1	$—	$101
Federal Agency Obligations	109,975	242	(1,226)	108,991
Obligations of U.S. States and political subdivisions	83,246	428	(337)	83,337
Other debt securities	120,859	224	(7,137)	113,946
Equity securities	7,973	462	(616)	7,819
	$322,153	$1,357	$(9,316)	$314,194

	December 31, 2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in Thousands)
Securities Held-to-Maturity:
U.S. Treasury and Agency Securities	$511	$18	$—	$529
Federal Agency Obligations	30,056	17	(531)	29,542
Obligations of U.S. States and political subdivisions	58,780	549	(348)	58,981
Other debt securities	41,783	815	(750)	41,848
	$131,130	$1,399	$(1,629)	$130,900
Securities Available-for-Sale:
U.S. Treasury and Agency Securities	$100	$—	$—	$100
Federal Agency Obligations	107,343	—	(3,694)	103,649
Obligations of U.S. States and political subdivisions	28,202	32	(578)	27,656
Other debt securities	98,502	253	(916)	97,839
Equity securities	20,648	711	—	21,359
	$254,795	$996	$(5,188)	$250,603

All of the Corporation’s investment securities are classified as available-for-sale at December 31, 2007. The available-for-sale securities are reported at fair value with unrealized gains or losses included in equity, net of taxes. Accordingly, the carrying value of such securities reflects their fair value at the balance sheet date. Fair value is based on quoted market prices.

CENTER BANCORP, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 — Investment Securities  – (continued)

The following table presents information for investments in securities available-for-sale at December 31, 2007, based on scheduled maturities. Actual maturities can be expected to differ from scheduled maturities due to prepayment or early call options of the issuer.

	Available-for-Sale
	Amortized Cost	Estimated Fair Value
	(Dollars in Thousands)
Due in one year or less	$13,041	$13,032
Due after one year through five years	34,301	34,196
Due after five years through ten years	108,416	107,987
Due after ten years	158,422	151,160
Equity securities	7,973	7,819
Total	$322,153	$314,194

During 2007, securities sold from the Corporation’s available-for-sale portfolio amounted to approximately $56.3 million. The gross realized gains on securities sold amounted to approximately $578,000, while the gross realized losses amounted to approximately $266,000 in 2007. Calls and sales from the Corporation’s held-to-maturity portfolio resulted in a gain of $588,000 and the securities which had been sold from the held-to-maturity portfolio were sold in anticipation of imminent calls of the securities permissible in accordance with SFAS No. 115. Securities sold from the Corporation’s available-for-sale portfolio during 2006 amounted to $188.0 million with gross realized gains of $1.7 million and gross realized losses of $4.3 million. Call and sales from the Corporation’s held-to-maturity portfolio in 2006 resulted in a gain of $95,000 and the securities which had been sold from the held-to-maturity portfolio were sold in anticipation of imminent calls of the securities permissible in accordance with SFAS No. 115. Securities sold from the Corporation’s available-for-sale portfolio during 2005 amounted to $59.4 million with gross realized gains of $672,702 and gross realized losses of $322,508.

As part of a restructuring in 2006, the Corporation sold $86.3 million of available-for-sale securities, which were yielding less than 4 percent. The sale resulted in an after-tax charge of approximately $2.4 million, which resulted in the Corporation’s recording a loss for the first quarter of 2006. The proceeds from the sale of securities were utilized to reduce the Corporation’s short-term borrowings and wholesale funding sources by $85.0 million. As a result of this deleveraging, short-term borrowings were reduced to $98.5 million at March 23, 2006. Of this remaining amount, approximately $41 million of short-term borrowings constitute commercial sweep accounts and were considered core deposits of the Bank.

Temporarily Impaired Investments

Investments whose value is considered to be other-than-temporarily impaired are written down to fair value as a charge to realized losses. The cost basis of these written down investments is adjusted to fair value at the date the determination of impairment is made. The new cost basis is not adjusted for subsequent recoveries in value. At December 31, 2007, there were no securities that reflected other-than-temporary impairment and no such write-downs occurred during 2007. The Corporation does not believe that the unrealized losses, which comprised of 173 investment securities, as of December 31, 2007, represent an other than temporary impairment. The gross unrealized losses associated with U.S. Treasury and Agency securities and Federal agency obligations, mortgage-backed securities, other taxable securities and tax-exempt securities are not considered to be other-than-temporary because their unrealized losses are related to changes in interest rates and do not affect the expected cash flows of the underlying collateral or issuer. The Corporation has the intent and ability to hold the investment securities for a period of time necessary to recover the amortized cost.

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

The following tables indicates gross unrealized losses and fair value, aggregated by investment category and the length of time individual securities have been in a continuous unrealized loss position at December 31, 2007 and 2006:

	December 31, 2007
	Total		Less Than 12 Months		12 Months or Longer
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in Thousands)
Available-for-Sale:
U.S. agency obligations and direct obligations of US government	$11,832	$(137)	$—	$—	$11,832	$(137)
Federal agency CMO’s	59,210	(1,052)	—	—	59,210	(1,052)
Federal agency MBS’s	5,655	(37)	65		5,590	(37)
Corporate bonds	91,596	(7,137)	52,161	(6,392)	39,435	(745)
Municipal tax exempt obligations	31,377	(337)	9,002	(88)	22,375	(249)
Equity securities	1,370	(616)	1,370	(616)	—	—
Total temporarily impaired securities	$201,040	$(9,316)	$62,598	$(7,096)	$138,442	$(2,220)

CENTER BANCORP, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 — Investment Securities  – (continued)

	December 31, 2006
	Total		Less Than 12 Months		12 Months or Longer
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in Thousands)
Held-to-Maturity
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

Investment securities having a carrying value of approximately $175.4 million and $179.5 million at December 31, 2007 and 2006, respectively, were pledged to secure public deposits, short-term borrowings, and FHLB advances and for other purposes required or permitted by law.

Note 8 — Loans and the Allowance for Loan Losses

The following table sets forth the composition of the Corporation’s loan portfolio net of deferred fees and costs at December 31, 2007 and 2006, respectively:

	2007	2006
	(Dollars in Thousands)
Real estate – residential mortgage	$266,251	$269,486
Real estate – commercial	219,356	206,044
Commercial and industrial	65,493	74,179
Installment	569	705
Total	$551,669	$550,414

Included in the loan balances above are net deferred loan costs of $579,000 and $494,000 at December 31, 2007 and 2006, respectively.

CENTER BANCORP, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 — Loans and the Allowance for Loan Losses  – (continued)

At December 31, 2007 and 2006, loans to officers and directors aggregated approximately $2,083,000 and $5,065,000, respectively. During the year ended December 31, 2007, the Corporation made new loans to officers and directors in the amount of $1,355,000; payments by such persons during 2007 aggregated $4,337,000.

Management is of the opinion that the above loans were made on the same terms and conditions as those prevailing for comparable transactions with non-related borrowers.

A summary of the activity in the allowance for loan losses is as follows:

	2007	2006	2005
	(Dollars in Thousands)
Balance at the beginning of year	$4,960	$4,937	$3,781
Provision for loan losses	350	57	—
Addition of Red Oak Bank’s Allowance – May 20, 2005	—	—	1,210
Loans charged-off	(156)	(79)	(82)
Recoveries on loans previously charged-off	9	45	28
Balance at the end of year	$5,163	$4,960	$4,937

Total non-performing assets are comprised of the outstanding balances of accruing loans, which are 90 days, or more past due as to principal or interest payments, non-accrual loans and other real estate owned. Total non-performing assets at December 31, 2007, 2006 and 2005 were as follows:

	2007	2006	2005
	(Dollars in Thousands)
Loans past due in excess of 90 days and still accruing	$—	$225	$179
Non-accrual loans	3,907	475	387
Other real estate owned	501	—	—
Total non-performing assets	$4,408	$700	$566

The amount of interest income that would have been recorded on non-accrual loans in 2007, 2006 and 2005 had payments remained in accordance with the original contractual terms was $160,000, $28,000 and $29,000, respectively.

At December 31, 2007, total impaired loans were approximately $3,827,000 as compared to $470,000 and $300,000 at December 31, 2006 and 2005, respectively. The reserves allocated to such loans in 2007, 2006 and 2005 were $0, $0, and $44,000, respectively. The Corporation’s total average impaired loans were $1,548,000 during 2007, $189,000 during 2006, and $197,000 during 2005.

At December 31, 2007, there were no commitments to lend additional funds to borrowers whose loans were non-accrual or contractually past due in excess of 90 days and still accruing interest.

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

CENTER BANCORP, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 — Premises and Equipment

Premises and equipment are summarized as follows:

	Estimated Useful Life (Years)	2007	2006
	(Dollars in Thousands)
Land		$3,447	$3,447
Buildings	5 – 40	13,981	14,208
Furniture, fixtures and equipment	2 – 20	15,718	15,406
Leasehold improvements	5 – 30	2,177	2,130
Subtotal		35,323	35,191
Less accumulated depreciation and amortization		17,904	16,362
Total		$17,419	$18,829

Depreciation and amortization expense for the three years ended December 31, 2007 amounted to $1,592,000 in 2007, $1,732,000 in 2006 and $1,752,000 in 2005, respectively.

Note 10 — Borrowed Funds

Short-term borrowings at December 31, 2007 and 2006 consisted of the following:

	2007	2006
	(Dollars in Thousands)
Securities sold under agreements to repurchase	$48,541	$29,443
Federal Home Loan Bank short-term and overnight advances	1,123	2,000
Total Short-Term Borrowings	$49,664	$31,443

The weighted average interest rate for short-term borrowings at December 31, 2007 and 2006 was 3.60 percent and 3.46 percent, respectively.

Long-term borrowings at December 31, 2007 and 2006 consisted of the following:

	2007	2006
	(Dollars in Thousands)
Federal Home Loan Bank Advances	$125,445	$106,991
Securities sold under agreements to repurchase	43,000	68,000
Total Long-Term Borrowings	$168,445	$174,991

Securities sold under agreements to repurchase had average balances of $88.0 million and $96.4 million for the years ended December 31, 2007 and 2006, respectively. The maximum amount outstanding at any month end during 2007 and 2006 was $107.3 million and $103.4 million, respectively. The average interest rate paid on securities sold under agreements to repurchase were 4.23 percent and 3.78 percent for the years ended December 31, 2007 and 2006, respectively. Overnight federal funds purchased averaged $12.9 million during 2007 as compared to $12.7 million during 2006.

The weighted average interest rates on long term borrowings at December 31, 2007 and 2006 were 4.45 percent and 4.61 percent, respectively. The maximum amount outstanding at any month end during 2007 and 2006 was $179.7 million and $206.9 million, respectively. The average interest rates paid on Federal Home Loan Bank advances were 4.78 percent and 4.63 percent for the years ended December 31, 2007 and 2006, respectively.

CENTER BANCORP, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10 — Borrowed Funds  – (continued)

At December 31, 2007 and 2006, the advances from the Federal Home Loan Bank of New York (“FHLB”) amounted to $126.6 million and $109.0 million, respectively. The FHLB advances had a weighted average interest rate of 4.42 percent and 4.65 percent at December 31, 2007 and 2006, respectively. These advances are secured by pledges of FHLB stock, 1 – 4 family residential mortgages and U.S. Government and Federal Agency obligations. The advances are subject to quarterly call provisions at the discretion of the FHLB and at December 31, 2007 and 2006, are contractually scheduled for repayment as follows:

	2007	2006
	(Dollars in Thousands)
2007	$—	$2,000
2008	1,124	1,422
2009	—	—
2010	40,444	50,569
2011	10,000	10,000
2012	—	5,000
2013	—	—
2014	—	—
2015	—	20,000
2016	20,000	20,000
2017	55,000	—
Total	$126,568	$108,991

The securities sold under repurchase agreements to other counterparties included in long-term debt totaled $43.0 million at December 31, 2007 and $68.0 million at December 31, 2006. The weighted average rate at December 31, 2007 and 2006 was 4.54 percent and 4.51 percent, respectively. The schedule for contractual repayment is as follows:

	2007	2006
	(Dollars in Thousands)
2008	$—	$—
2011	12,000	27,000
2013	16,000	41,000
2017	15,000	—
Total:	$43,000	$68,000

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

On August 9, 2007, the Company froze its defined benefit pension plan and redesigned its 401(k) savings plan, effective September 30, 2007. The changes are consistent with ongoing cost reduction strategies and shift the focus of future savings of retirement benefits toward the more predictable cost structure of a 401(k) plan and away from the legacy costs of a defined benefit pension plan. The changes included a discontinuation of the accrual of future benefits in the Corporation’s defined benefit pension plan and fully preserving all retirement benefits that employees will have earned as of September 30, 2007, and the redesigning of the Corporation’s 401(k) plan to provide a dollar-for-dollar matching contribution up to six percent of salary deferrals. The Corporation also froze all other defined benefit plans. As a result, the Corporation recorded a one-time pre-tax benefit related to these pension plan changes of approximately $1.2 million in 2007 as a result of the curtailment of the defined benefit plan.

In 1999, the Corporation adopted a Director’s Retirement Plan, which is designed to provide retirement benefits for members of the Board of Directors. The expense associated with the plan amounted to none in 2007, $79,000 in 2006 and $76,000 for 2005, and is included in other expense.

The following table sets forth changes in projected benefit obligation, changes in fair value of plan assets, funded status, and amounts recognized in the consolidated statements of condition for the Corporation’s pension plans at December 31, 2007 and 2006.

	2007	2006
	(Dollars in Thousands)
Change in Benefit Obligation:
Projected benefit obligation at beginning of year	$12,903	$10,797
Service cost	627	976
Interest cost	707	621
Actuarial (gain) loss	(361)	875
Benefits paid	(345)	(366)
Curtailments	(2,034)	—
Projected benefit obligation at end of year	$11,497	$12,903
Change in Plan Assets
Fair value of plan assets at beginning year	$8,800	$7,332
Actual return on plan assets	145	1,084
Employer contributions	408	750
Benefits paid	(345)	(366)
Fair value of plan assets at end of year	$9,008	$8,800
Funded status	$(2,489)	$(4,103)
Unrecognized net asset	—	—
Unrecognized prior service cost	—	27
Unrecognized net actuarial loss	795	1,493
Accrued benefit cost	$(1,694)	$(2,583)

CENTER BANCORP, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11 — Pension and Other Benefits  – (continued)

The net periodic pension cost for 2007, 2006 and 2005 includes the following components:

	2007	2006	2005
	(Dollars in Thousands)
Service cost	$627	$1,000	$796
Interest cost	707	621	599
Expected return on plan assets	(674)	(592)	(533)
Net amortization and deferral	13	124	91
Recognized curtailment gain	(1,155)	—	—
Net periodic pension (benefit) expense	$(482)	$1,153	$953

The following table presents the assumptions used to calculate the projected benefit obligation in each of the last three years.

	2007	2006	2005
	(Dollars in Thousands)
Discount rate	5.75%	5.75%	5.75%
Rate of compensation increase	4.25%	4.25%	4.25%
Expected long-term rate of return on plan assets	7.50%	7.50%	7.50%

The Corporation implemented SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)” at December 31, 2006. SFAS No. 158 requires the funded status of pension plans to be recorded in the statement of condition as an asset for plans with an over funded status and a liability for plans with an under funded status. The Corporation recognized the under funded status of its pension plans as a liability in the statement of condition as of December 31, 2007.

The following information is provided at December 31:

	2007	2006
	(Dollars in Thousands)
Information for Plans with a Benefit Obligation in Excess of Plan Assets
Projected benefit obligation	$11,497	$12,903
Accumulated benefit obligation	11,497	10,684
Fair value of plan assets	9,008	8,800
Assumptions
Weighted average assumptions used to determine benefit obligation at December 31
Discount rate	6.25%	5.75%
Rate of compensation increase	N/A	4.25%
Weighted average assumptions used to determine Net periodic benefit cost for years ended December 31
Discount rate	5.75%	5.75%
Expected long-term return on plan assets	7.50%	7.50%
Rate of compensation increase	4.25%	4.25%

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

Plan Assets

The Union Center National Bank Pension Trust’s weighted-average asset allocation at December 31, 2007, 2006 and 2005, by asset category, is as follows:

Asset Category	2007	2006	2005
Equity securities	80%	79%	76%
Debt and/or fixed income securities	20%	21%	23%
Other	0%	0%	1%
Total	100%	100%	100%

The general investment policy of the Pension Trust is for the fund to experience growth in assets that will allow the market value to exceed the value of benefit obligations over time. Appropriate diversification on a total fund basis is achieved by following an allowable range of commitment within asset category, as follows:

	Range	Target
Equity securities	15 – 80%	75%
Debt and/or fixed income securities	20 – 65%	25%
International equity	0 – 10%	0%
Short term	10 – 40%	0 – 5%

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

Cash Flows

Contributions

The Bank expects to contribute $250,000 to its Pension Trust in 2008.

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, that are expected to be paid in each year 2008, 2009, 2010, 2011, 2012 and years 2013-2017, respectively are $630,472, $694,013, $687,356, $701,124, $788,964 and $4,301,112.

401(k) Benefit Plan

The Corporation maintains a 401(k) employee savings plan to provide for defined contributions which covers substantially all employees of the Corporation. Prior to October 1, 2007, the Corporation’s contributions to the plan were limited to fifty percent of a matching percentage of each employee’s contribution up to six percent of the employee’s salary. Effective October 1, 2007, the Corporation redesigned its 401(k) plan to provide a dollar-for-dollar matching contribution up to six percent of salary deferrals. For 2007, 2006 and 2005, employer contributions amounted to $192,659, $152,450 and $134,367, respectively.

CENTER BANCORP, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12 — Income Taxes

The current and deferred amounts of income tax expense (benefit) for the years ended December 31, 2007, 2006 and 2005, respectively, are as follows:

	2007	2006	2005
	(Dollars in Thousands)
Current:
Federal	$1,693	$1,627	$3,057
State	313	324	122
	2,006	1,951	3,179
Deferred:
Federal	(3,731)	(4,090)	(1,545)
State	(1,208)	(1,190)	(450)
	(4,939)	(5,280)	(1,995)
Income tax (benefit) expense	$(2,933)	$(3,329)	$1,184

During the fourth quarter of 2006, the Corporation effected an internal entity structure reorganization of its subsidiary companies to streamline and consolidate the various subsidiary companies. We simplified our structure by reducing the number of operating subsidiary entities. Plans of liquidation were adopted and affected for 2006 and this resulted in a $2.6 million federal tax benefit of which $1.4 million is reflected in the 2006 current net tax benefit. The liquidation was completed in November of 2007 and as a result for the year ended December 31, 2007, the Corporation recognized an additional $2.4 million federal tax benefit of which $1.3 million is reflected in the 2007 current net tax benefit.

Reconciliation between the amount of reported income tax expense and the amount computed by applying the statutory Federal income tax rate is as follows:

	2007	2006	2005
	(Dollars in Thousands)
Income before income tax expense	$923	$569	$8,830
Federal statutory rate	34%	34%	34%
Computed “expected” Federal income tax expense	314	193	3,002
State tax net of Federal tax benefit	(591)	(572)	(216)
Bank owned life insurance	(313)	(265)	(252)
Tax-exempt interest and dividends	(1,080)	(1,332)	(1,206)
Internal entity reorganization of subsidiaries	(1,285)	(1,400)	—
Other, net	22	47	(144)
Income tax (benefit) expense	$(2,933)	$(3,329)	$1,184

The tax effects of temporary differences that give rise to significant portions of the deferred tax asset and deferred tax liability at December 31, 2007 and 2006 are presented below:

CENTER BANCORP, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12 — Income Taxes  – (continued)

	2007	2006
	(Dollars in Thousands)
Deferred tax assets:
Allowance for loan losses	$1,740	$1,600
Employee benefit plans	921	1,394
Unrealized loss on securities available-for-sale and tax benefits related to adoption of SFAS 158 and other comprehensive income	3,335	2,293
Other	381	518
Federal NOL and AMT Credits	9,080	5,258
NJ NOL and AMA credits	2,272	1,479
Total deferred tax asset	$17,729	$12,542
Deferred tax liabilities:
Depreciation	$289	$287
Market discount accretion	41	510
Deferred loan costs, net of fees	546	547
Purchase accounting	180	292
Other	33	67
Total deferred tax liabilities	1,089	1,703
Net deferred tax asset	$16,640	$10,839

Based on the Corporation’s historical and current pre-tax earnings and the availability of net operating loss carry-backs on a Federal basis, management believes it is more likely than not that the Corporation will realize the benefit of the net deductible temporary differences existing at December 31, 2007 and 2006, respectively.

At December 31, 2007, the Corporation has federal income tax loss carryforwards of approximately $21.1 million, which have expirations beginning in the year 2023 and has state income tax loss carryforwards of approximately $34.7 million which have expirations beginning in the year 2011.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependant upon the generation of future taxable income during periods in which those temporary differences become deductible, Management considers the scheduled reversal of deferred tax liabilities, the projected future taxable income, and tax planning strategies in making this assessment. During 2007 and 2006, based on the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, the Corporation believes the net deferred tax assets are more likely than not to be realized.

The Corporation's federal income tax returns are open and subject to examination from the 2004 tax return year and forward. The Corporation's state income tax returns are generally open from the 2004 and later tax return years based on individual state statute of limitations.

Note 13 — Stockholders’ Equity and Regulatory Requirements

On June 30, 2005, the Parent Corporation issued 2,000,000 shares of its common stock to a limited number of accredited investors in a private placement of its securities. The shares were issued at a purchase price of $10.00 per share. Net proceeds to the Parent Corporation were approximately $18.9 million, after commissions and expenses.

CENTER BANCORP, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13 — Stockholders’ Equity and Regulatory Requirements  – (continued)

Regulatory Capital

Federal Deposit Insurance Corporation (“FDIC”) and FRB regulations require banks to maintain minimum levels of regulatory capital. Under the regulations in effect at December 31, 2007, the Bank was required to maintain (i) a minimum leverage ratio of Tier I capital to total adjusted assets of 4.00%, and (ii) minimum ratios of Tier I and total capital to risk-weighted assets of 4.00% and 8.00%, respectively.

Under its prompt corrective action regulations, the regulators are required to take certain supervisory actions with respect to an undercapitalized institution. Such actions could have a direct material effect on the institution’s financial statements. The regulations establish a framework for the classification of financial institutions into five categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. Generally, an institution is considered well capitalized if it has a leverage (Tier I) capital ratio of at least 5.00%; a Tier I risk-based capital ratio of at least 6.00%; and a total risk-based capital ratio of at least 10.00%.

The foregoing capital ratios are based in part on specific quantitative measures of assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by the regulators about capital components, risk weightings and other factors.

As of December 31, 2007, management believes that the Bank and the Parent Corporation meets all capital adequacy requirements to which it is subject and is a well-capitalized institution under the prompt corrective action regulations.

The following is a summary of the Bank’s and the Parent Corporation’s actual capital amounts and ratios as of December 31, 2007 and 2006, compared to the FRB and FDIC minimum capital adequacy requirements and the FRB and FDIC requirements for classification as a well-capitalized institution.

	FDIC Requirements
	Union Center National Bank Actual		Minimum Capital Adequacy		For Classification as Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
December 31, 2007 Leverage (Tier 1) capital	$78,064	8.02%	$39,842	4.00%	$48,943	5.00%
Risk-Based Capital:
Tier 1	78,064	11.48%	27,211	4.00%	40,817	6.00%
Total	83,227	12.23%	54,422	8.00%	68,028	10.00%
December 31, 2006 Leverage (Tier 1) capital	$82,113	8.12%	$41,250	4.00%	$50,697	5.00%
Risk-Based Capital:
Tier 1	82,113	12.37%	26,558	4.00%	39,837	6.00%
Total	87,073	13.11%	53,116	8.00%	66,396	10.00%

CENTER BANCORP, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13 — Stockholders’ Equity and Regulatory Requirements  – (continued)

	Parent Corporation Actual		Minimum Capital Adequacy		For Classification as Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
December 31, 2007 Leverage (Tier 1) capital	$79,054	8.13%	$39,823	4.00%	$48,919	5.00%
Risk-Based Capital:
Tier 1	79,054	11.65%	27,142	4.00%	40,714	6.00%
Total	84,217	12.41%	54,285	8.00%	N/A	N/A
December 31, 2006 Leverage (Tier 1) capital	$87,955	8.64%	$41,524	4.00%	$51,040	5.00%
Risk-Based Capital:
Tier 1	87,955	13.14%	26,699	4.00%	40,048	6.00%
Total	92,915	13.88%	53,398	8.00%	N/A	N/A

The Corporation issued $5.2 million of subordinated debentures in 2003. These securities are included as a component of Tier 1 Capital for regulatory purposes.

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

The following table summarizes the mandatorily redeemable trust preferred securities of the Corporation’s Statutory Trust II at December 31, 2007.

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

The carrying amounts for cash and cash-equivalents approximate fair value because they mature in 90 days or less and do not present unanticipated credit concerns. The fair value of investment securities is estimated based on quoted market prices received from securities dealers. Stock of the Federal Home Loan Bank of New York, Federal Reserve Bank of New York and Atlantic Central Bankers Bank is carried at cost.

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

The fair value of deposits with no stated maturity, such as non-interest-bearing demand deposits, savings and interest-bearing checking accounts, and money market and checking accounts, is equal to the amount payable on demand as of December 31, 2007 and 2006. The fair value of certificates of deposit is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities.

Short-term borrowings that mature within six months and securities sold under agreements to repurchase have fair values which approximate carrying value.

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

The estimated fair value of the Corporation’s financial instruments is as follows:

	December 31,
	2007		2006
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in Thousands)
Financial Assets:
Cash and cash equivalents	$70,031	$70,031	$44,363	$44,363
Investments available-for-sale	314,194	314,194	250,603	250,603
Investments held to maturity	—	—	131,130	130,900
Net loans	546,506	550,978	545,454	541,672
Accrued interest receivable	4,535	4,535	4,932	4,932
Financial Liabilities:
Non-interest-bearing deposits	111,422	111,422	136,453	136,453
Interest-bearing deposits	587,648	587,941	590,318	589,941
Federal funds purchased, securities sold under agreement to repurchase and FHLB advances	218,109	222,231	206,434	207,549
Subordinated debentures	5,155	5,014	5,155	5,040
Accrued interest payable	1,721	1,721	1,817	1,817

Note 16 — Deposits

The table below provides information regarding the aggregate of amount and maturity of time certificates of deposit of $100,000 or more as of December 31, 2007.

Amount
(Dollars in Thousands)
Due in 0 to 3 Months	$28,017
Due in 4 to 6 Months	15,669
Due in 7 to 12 Months	17,135
Due in 2009	2,231
Due in 2010	462
Due in 2011	254
Due in 2012	229
Total	$63,997

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

Condensed financial statements of the Parent Corporation only are as follows:

CONDENSED STATEMENTS OF CONDITION

	At December 31,
	2007	2006
	(Dollars in Thousands)
ASSETS
Cash and cash equivalents	$106	$529
Investment in subsidiary	89,851	96,732
Securities available for sale	2,066	4,698
Other assets	1,235	1,320
Total assets	$93,258	$103,279
LIABILITIES AND STOCKHOLDERS’ EQUITY
Other liabilities	$825	$511
Securities sold under repurchase agreement	2,000	—
Subordinated debentures	5,155	5,155
Stockholders’ equity	85,278	97,613
Total liabilities and stockholders’ equity	$93,258	$103,279

CONDENSED STATEMENTS OF INCOME

	For Years Ended December 31,
	2007	2006	2005
	(Dollars in Thousands)
Income:
Dividend income from subsidiary	$7,074	$4,770	$6,055
Other income	153	684	334
Management fees	221	266	315
Total Income	7,448	5,720	6,704
Expenses	(1,718)	(1,866)	(1,357)
Income before equity in undistributed (loss) earnings of subsidiary	5,730	3,854	5,347
Equity in undistributed (loss) earnings of subsidiary	(1,874)	44	2,299
Net Income	$3,856	$3,898	$7,646

CENTER BANCORP, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17 — Parent Corporation Only Financial Statements  – (continued)

CONDENSED STATEMENTS OF CASH FLOWS

	For Years Ended December 31
	2007	2006	2005
	(Dollars in Thousands)
Operating Activities:
Net income	$3,856	$3,898	$7,646
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on securities sold	(95)	(315)	0
Equity in undistributed loss (earnings) of subsidiary	1,874	(44)	(2,299)
Decrease (increase) in other assets	1,516	291	(439)
(Decrease) increase in other liabilities	(1,114)	(892)	459
Stock based compensation	151	160	0
Amortization of premium and accretion of discount on investment securities, net	0	39	0
Net cash provided by operating activities	6,188	3,137	5,367
Investing Activities:
Purchases of available-for-sale securities	(5,070)	(13,300)	(46,635)
Maturity of available-for-sale securities	6,887	24,838	42,585
Cash consideration paid to acquire Red Oak Bank	0	0	(13,279)
Investments in subsidiary	3,500	0	0
Net cash provided by (used in) investing activities	5,317	11,538	(17,329)
Financing Activities:
Net increase in borrowings	2,000	0	0
Cash dividends paid	(4,885)	(4,808)	(4,518)
Proceeds from exercise of stock options	850	674	399
Repurchase of treasury stock	(10,027)	(3,366)	0
(Redemption)/issuance of common stock	(21)	(16)	19,105
Redemption of subordinated debentures	0	(10,310)	0
Tax benefits from stock based compensation	155	350	0
Net cash (used in) provided by financing activities	(11,928)	(17,476)	14,986
(Decrease) increase in cash and cash equivalents	(423)	(2,801)	3,024
Cash and cash equivalents at beginning of year	529	3,330	306
Cash and cash equivalents at the end of year	$106	$529	$3,330

Note 18 — Dividends and Other Restrictions

Certain restrictions, including capital requirements, exist on the availability of undistributed net profits of the Bank for the future payment of dividends to the Parent Corporation. A dividend may not be paid if it would impair the capital of the Bank. Furthermore, prior approval by the Comptroller of the Currency is required if the total of dividends declared in a calendar year exceeds the total of the Bank’s net profits for that year combined with the retained profits for the two preceding years. During 2007, approximately $7.1 million was paid by the bank in dividends to the Corporation based on the preceding guidelines.

CENTER BANCORP, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 19 — Commitments, Contingencies and Concentrations of Credit Risk

In the normal course of business, the Corporation has outstanding commitments and contingent liabilities, such as standby and commercial letters of credit, unused portions of lines of credit and commitments to extend various types of credit. Commitments to extend credit and standby letters of credit generally do not exceed one year. These financial instruments involve, to varying degrees, elements of credit risk in excess of the amounts recognized in the consolidated financial statements. The commitment or contract amount of these financial instruments is an indicator of the Corporation’s level of involvement in each type of instrument as well as the exposure to credit loss in the event of non-performance by the other party to the financial instrument.

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

The following table provides a summary of financial instruments with off-balance sheet risk at December 31, 2007 and 2006:

	2007	2006
	(Dollars in Thousands)
Commitments under commercial loans and lines of credit	$27,488	$41,670
Home equity and other revolving lines of credit	71,810	73,111
Outstanding commercial mortgage loan commitments	70,110	26,279
Standby letters of credit	2,407	7,396
Performance letters of credit	12,977	10,984
Outstanding residential mortgage loan commitments	605	608
Overdraft protection lines	5,891	5,037
Other consumer	0	9
Total	$191,288	$165,094

Other expenses include rentals for premises and equipment of $1,003,715 in 2007, $680,702 in 2006 and $534,537 in 2005. At December 31, 2006, the Corporation was obligated under a number of non-cancelable leases for premises and equipment, many of which provide for increased rentals based upon increases in real estate taxes and the cost of living index. These leases, most of which have renewal provisions, are principally operating leases. Minimum rentals under the terms of these leases for the years 2008 through 2012 are $768,685, $635,424, $628,706, $699,933 and $690,621 respectively. Minimum rentals due 2013 and after are $5,579,815.

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

CENTER BANCORP, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 20 — Quarterly Financial Information Center Baucorp, Inc. (Unaudited)

	2007
	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
	(Dollars in Thousands, Except per Share Data)
Total interest income	$12,797	$12,936	$12,944	$13,452
Total interest expense	7,625	7,455	7,719	7,831
Net interest income	5,172	5,481	5,225	5,621
Provision for loan losses	150	100	100	0
Total other income net of gains (losses) on securities sold	917	897	836	822
Net gains (losses) on securities sold	(43)	14	341	588
Other expense	6,034	6,080	6,056	6,428
Income (loss) before income taxes (benefit)	(138)	212	246	603
Provision for income taxes (benefit)	(670)	(786)	(771)	(706)
Net income	532	998	1,017	1,309
Earnings per share:
Basic	$0.04	$0.07	$0.07	$0.09
Diluted	$0.04	$0.07	$0.07	$0.09
Weighted average common shares outstanding:
Basic	13,441,082	13,864,272	13,910,450	13,910,450
Diluted	13,543,486	13,938,892	13,962,934	13,986,333

	2006
	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
	(Dollars in Thousands, Except per Share Data)
Total interest income	$13,408	$13,632	$13,054	$13,231
Total interest expense	7,717	7,680	6,746	6,831
Net interest income	5,691	5,952	6,308	6,400
Provision for loan losses	57	0	0	0
Total other income net of gains (losses) on securities sold	817	795	796	790
Net gains (losses) on securities sold	801	212	77	(3,655	)(1)
Other expense	6,656	5,735	5,766	6,201
Income (loss) before income taxes (benefit)	596	1,224	1,415	(2,666)
Provision for income taxes (benefit)	(1,695)	(78)	43	(1,599)
Net income (loss)	2,291	1,302	1,372	(1,067)
Earnings per share:
Basic	$0.16	$0.09	$0.10	$(0.08)
Diluted	$0.16	$0.09	$0.10	$(0.08)
Weighted average common shares outstanding:
Basic	13,898,178	13,896,165	13,940,396	14,106,987
Diluted	13,980,270	13,989,262	14,020,835	14,106,987

Note: Due to rounding, quarterly earnings per share may not add up to reported annual earnings per share.

(1)	On March 23, 2006, as part of the restructuring, the Corporation sold approximately $86.3 million of available-for-sale securities, which were yielding less than 4 percent from its securities portfolio. The sale resulted in an after-tax charge of approximately $2.4 million in the first quarter period ended March 31, 2006 or $(.17) per common share.

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

Under the supervision and with the participation of its management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, the Corporation evaluated the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e) as of December 31, 2007. Based upon that evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures were effective as of such date described below in Management’s Report on Internal Control Over Financial Reporting (Item 9A(b)).

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

As part of the Corporation’s program to comply with Section 404 of the Sarbanes-Oxley Act of 2002, our management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2007. In making this assessment, management used the control criteria framework of the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission published in its report entitled Internal Control — Integrated Framework. Management’s assessment included an evaluation of the design of the Corporation’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee.

Based on this assessment, management determined that, as of December 31, 2007, the Corporation’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Beard Miller Company LLP, the independent registered public accounting firm that audited the Corporation’s consolidated financial statements included in this Annual Report on Form 10-K, has issued an audit report on the Corporation’s internal control over financial reporting as of December 31, 2007. The report, which expresses an opinion on the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2007, is included in this item under the heading “Report of Independent Registered Public Accounting Firm.”

(c) Attestation Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders Center Bancorp, Inc.

We have audited Center Bancorp, Inc.’s (the Corporation) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Corporation’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Center Bancorp, Inc. maintained effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of condition of Center Bancorp, Inc. and subsidiaries and the related consolidated statement of income, changes in stockholders’ equity and cash flows for each of the years in the two year period ended December 31, 2007 and our report dated March 12,2008 expressed an unqualified opinion thereon.

/s/ Beard Miller Company LLP

Beard Miller Company LLP
Reading, Pennsylvania
March 12, 2008

(d) Changes in Internal Controls Over Financial Reporting

There were no changes in the Corporation’s internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the last fiscal quarter of the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting, subsequent to December 31, 2007.

Item 9B. Other Information

None.

PART III

Item 10. Directors and Corporate Governance

The Corporation responds to this item by incorporating herein by reference the material responsive to such item in the Corporation’s definitive proxy statement for its 2008 Annual Meeting of Stockholders. Certain information on Executive Officers of the registrant is included in Part I, Item 4A of this report, which is also incorporated herein by reference.

The Corporation maintains a code of ethics applicable to the Corporation’s chief executive officer, senior financial professional personnel (including the Corporation’s chief financial officer, principal accounting officer or controller and persons performing similar transactions), all other executive officers and all directors. The Corporation also maintains a code of conduct applicable to all other employees. Copies of both codes were filed as exhibits to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003. The Corporation will provide copies of such codes to any person without charge, upon request to Anthony C. Weagley, President and Chief Financial Officer, Center Bancorp, Inc., 2455 Morris Avenue, Union, NJ 07083.

Item 11. Executive Compensation

The Corporation responds to this item by incorporating herein by reference the material responsive to such item in the Corporation’s definitive proxy statement for its 2008 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The Corporation responds to this item by incorporating herein by reference the material responsive to such item in the Corporation’s definitive proxy statement for its 2008 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions

The Corporation responds to this item by incorporating herein by reference the material responsive to such item in the Corporation’s definitive proxy statement for its 2008 Annual Meeting of Stockholders.

Item 14. Principal Accountant Fees and Services

The Corporation responds to this item by incorporating herein by reference the material responsive to such item in the Corporation’s definitive proxy statement for its 2008 Annual Meeting of Stockholders.

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
John F. McGowan, effective as of January 1, 2007, is incorporated by reference to exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006.
10.2	Amended and restated employment agreement among the Registrant, its bank subsidiary and
John J. Davis effective January 1, 2007, is incorporated by reference to exhibit 10.1 to the
Registrant’s Current Report on Form 8-K filed with the SEC on February 26, 2007.
10.3	The Registrant’s 1993 Employee Stock Option Plan is incorporated by reference to exhibit 10.3 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1993.
10.4	The Registrant’s 1993 Outside Director Stock Option Plan is incorporated by reference to exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1993.
10.5	Supplemental Executive Retirement Plans (“SERPS”) are incorporated by reference to exhibit 10.5 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994.
10.6	The Registrant’s Annual Incentive Plan is incorporated by reference to exhibit 10.6 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006.
10.7	Amended and restated employment agreement among the Registrant, its bank subsidiary and Anthony C. Weagley, effective as of January 1, 2007 is incorporated by reference to exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 26, 2007.
10.8	Amended and restated employment agreement among the Registrant, its bank subsidiary and
Lori A. Wunder, effective as of January 1, 2007 is incorporated by reference to exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 26, 2007.
10.9	A change in control agreement among the Registrant, its bank subsidiary and Charles E. Nunn, Jr., effective as of January 1, 2007, is incorporated by reference to exhibit 10.5 the Registrants Current Report on Form 8-K filed with the SEC on February 26, 2007.
10.10	Directors’ Retirement Plan is incorporated by reference to exhibit 10.10 to the Registrant’s Annual Report on Form 10K for the year ended December 31, 1998.
10.11	Center Bancorp, Inc. 1999 Stock Incentive Plan is incorporated by reference to exhibit 10.11 to the Registrant’s Annual Report on Form 10K for the year ended December 31, 1999.

Exhibit No.	Description
10.12	Registrant’s Placement Agreement dated December 12, 2003 with Sandler O’Neill & Partners, L.P. to issue and sell $5 million aggregate liquidation amount of floating rate MMCapS(SM) Securities is incorporated by reference to Exhibit 10.15 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.
10.13	Indenture dated as of December 19, 2003, between the Registrant and Wilmington Trust Company relating to $5.0 million aggregate principal amount of floating rate debentures is incorporated by reference to Exhibit 10.16 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.
10.14	Amended and restated Declaration of Trust of Center Bancorp Statutory Trust II, dated as of December 19, 2003 is incorporated by reference to Exhibit 10.17 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.
10.15	Guarantee agreement between Registrant and Wilmington Trust Company dated as of December 19, 2003 is incorporated by reference to Exhibit 10.18 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.
10.16	Senior Officer Protection Plan is incorporated by reference to Exhibit 10.19 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.
10.17	Intentionally omitted.
10.18	Registration Rights Agreement, dated September 29, 2004, relating to securities issued in a
September 2004 private placement of securities, is incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated October 1, 2004.
10.19	The Registrant’s Amended and Restated 2003 Non-Employee Director Stock Option Plan is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated March 5, 2008.
10.20	Amended and restated Employment Agreement among the Registrant, its bank subsidiary and Julie D’Aloia, effective as of January 1, 2007, is incorporated by reference to exhibit 10.20 to the
Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006.
10.21	Amended and restated employment Agreement among the Registrant, its bank subsidiary and Mark S. Cardone, effective as of January 1, 2007, is incorporated by reference to Exhibit 10.4 to the Registrants current Report on Form 8-K filed with the SEC on February 26, 2007.
10.22	Intentionally omitted.
10.23	Registration Rights Agreement, dated June 30, 2005, relating to securities issued in a June 2005 private placement of securities, is incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated June 30, 2005.
10.24	Change in control agreement among the Registrant, its bank subsidiary and Christopher M. Gorey, dated as of January 1, 2007, is incorporated by reference to Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006.
10.25	Open Market Share Purchase Incentive Plan is incorporated by reference to exhibit 10.1 to registrant’s Current Report on Form 8-K dated January 26, 2006.
10.26	Deferred Compensation Plan. Is incorporated by reference to Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006.
10.27	Amendment to Employment Agreement among the Registrant, its bank subsidiary and Julie D’Aloia, dated December 3, 2007, is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated December 20, 2007.
10.28	Amendment to Employment Agreement among the Registrant, its bank subsidiary and
Mark Cardone, dated December 3, 2007, is incorporated by reference to Exhibit 10.2 to the
Registrant’s Current Report on Form 8-K dated December 20, 2007.

Exhibit No.	Description
10.29	Amendment to Employment Agreement among the Registrant, its bank subsidiary and
John F. McGowan, dated December 3, 2007, is incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated December 20, 2007.
10.30	Amendment to Employment Agreement among the Registrant, its bank subsidiary and
Lori A. Wunder, dated December 3, 2007, is incorporated by reference to Exhibit 10.4 to the
Registrant’s Current Report on Form 8-K dated December 20, 2007.
10.31	Amendment to Change in Control Agreement among the Registrant, its bank subsidiary Bank, and Christopher M. Gorey, dated December 3, 2007, is incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K dated December 20, 2007.
11.1	Statement regarding computation of per share earnings is omitted because the computation can be clearly determined from the material incorporated by reference in this Report.
14.1	Code of Ethics is incorporated by reference to Exhibit 14.1 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.
16.1	Letter from KPMG LLP dated May 16, 2006 is incorporated by reference to Exhibit 16.1 to the Registrant’s current Report on Form 8-K filed with the SEC on May 17, 2006.
21.1	Subsidiaries of the Registrant.
23.1	Consent of Independent Registered Public Accounting Firm.
23.2	Consent of KPMG LLP
24.1	Power of Attorney.
31.1	Personal certification of the chief executive officer and chief financial officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Personal certification of the chief executive officer and chief financial officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Code of conduct is incorporated by reference to Exhibit 99.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.
c.	Financial Statement Schedules

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

CENTER BANCORP, INC.
March 14, 2008	By: /s/ Anthony C. Weagley Anthony C. Weagley President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant, in the capacities described below on March 14, 2008, have signed this report below.

/s/ Alexander Bol* Alexander A. Bol Director and Chairman of the Board	/s/ Hugo Barth, III* Hugo Barth, III Director
/s/ Brenda Curtis* Brenda Curtis Director	/s/ John Delaney* John DeLaney Director
/s/ James J. Kennedy* James J. Kennedy Director	/s/ Paul Lomakin, Jr.* Paul Lomakin, Jr. Director
/s/ Lawrence B. Seidman* Lawrence B. Seidman Director	/s/ Herbert Schiller* Herbert Schiller Director
/s/ Harold Schechter* Harold Schechter Director	/s/ William Thompson* William Thompson Director
/s/ Raymond Vanaria* Raymond Vanaria Director

* /s/ Anthony C. Weagley Anthony C. Weagley Attorney-in-Fact	/s/ Anthony C. Weagley Anthony C. Weagley President and Chief Financial Officer (Chief Accounting and Financial Officer)

CENTER BANCORP, INC.

EXHIBIT INDEX

Exhibit No.	Description
3.1	Certificate of Incorporation of the Registrant is incorporated by reference to exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.
3.2	By-Laws of the Registrant is incorporated by reference to exhibit 3.2 to the Registrant’s Annual Report on Form 10K for the year ended December 31, 1998.
10.1	Amended and restated employment agreement among the Registrant, its bank subsidiary and
John F. McGowan, effective as of January 1, 2007, is incorporated by reference to exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006.
10.2	Amended and restated employment agreement among the Registrant, its bank subsidiary and
John J. Davis effective January 1, 2007, is incorporated by reference to exhibit 10.1 to the
Registrant’s Current Report on Form 8-K filed with the SEC on February 26, 2007.
10.3	The Registrant’s 1993 Employee Stock Option Plan is incorporated by reference to exhibit 10.3 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1993.
10.4	The Registrant’s 1993 Outside Director Stock Option Plan is incorporated by reference to exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1993.
10.5	Supplemental Executive Retirement Plans (“SERPS”) are incorporated by reference to exhibit 10.5 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994.
10.6	The Registrant’s Annual Incentive Plan is incorporated by reference to exhibit 10.6 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006.
10.7	Amended and restated employment agreement among the Registrant, its bank subsidiary and Anthony C. Weagley, effective as of January 1, 2007 is incorporated by reference to exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 26, 2007.
10.8	Amended and restated employment agreement among the Registrant, its bank subsidiary and
Lori A. Wunder, effective as of January 1, 2007 is incorporated by reference to exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 26, 2007.
10.9	A change in control agreement among the Registrant, its bank subsidiary and Charles E. Nunn, Jr., effective as of January 1, 2007, is incorporated by reference to exhibit 10.5 the Registrants Current Report on Form 8-K filed with the SEC on February 26, 2007.
10.10	Directors’ Retirement Plan is incorporated by reference to exhibit 10.10 to the Registrant’s Annual Report on Form 10K for the year ended December 31, 1998.
10.11	Center Bancorp, Inc. 1999 Stock Incentive Plan is incorporated by reference to exhibit 10.11 to the Registrant’s Annual Report on Form 10K for the year ended December 31, 1999.
10.12	Registrant’s Placement Agreement dated December 12, 2003 with Sandler O’Neill & Partners, L.P. to issue and sell $5 million aggregate liquidation amount of floating rate MMCapS(SM) Securities is incorporated by reference to Exhibit 10.15 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.
10.13	Indenture dated as of December 19, 2003, between the Registrant and Wilmington Trust Company relating to $5.0 million aggregate principal amount of floating rate debentures is incorporated by reference to Exhibit 10.16 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.
10.14	Amended and restated Declaration of Trust of Center Bancorp Statutory Trust II, dated as of December 19, 2003 is incorporated by reference to Exhibit 10.17 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.

Exhibit No.	Description
10.15	Guarantee agreement between Registrant and Wilmington Trust Company dated as of December 19, 2003 is incorporated by reference to Exhibit 10.18 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.
10.16	Senior Officer Protection Plan is incorporated by reference to Exhibit 10.19 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.
10.17	Intentionally omitted.
10.18	Registration Rights Agreement, dated September 29, 2004, relating to securities issued in a
September 2004 private placement of securities, is incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated October 1, 2004.
10.19	The Registrant’s Amended and Restated 2003 Non-Employee Director Stock Option Plan is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated March 5, 2008.
10.20	Amended and restated Employment Agreement among the Registrant, its bank subsidiary and Julie D’Aloia, effective as of January 1, 2007, is incorporated by reference to exhibit 10.20 to the
Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006.
10.21	Amended and restated employment Agreement among the Registrant, its bank subsidiary and Mark S. Cardone, effective as of January 1, 2007, is incorporated by reference to Exhibit 10.4 to the Registrants current Report on Form 8-K filed with the SEC on February 26, 2007.
10.22	Intentionally omitted.
10.23	Registration Rights Agreement, dated June 30, 2005, relating to securities issued in a June 2005 private placement of securities, is incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated June 30, 2005.
10.24	Change in control agreement among the Registrant, its bank subsidiary and Christopher M. Gorey, dated as of January 1, 2007, is incorporated by reference to Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006.
10.25	Open Market Share Purchase Incentive Plan is incorporated by reference to exhibit 10.1 to registrant’s Current Report on Form 8-K dated January 26, 2006.
10.26	Deferred Compensation Plan. Is incorporated by reference to Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006.
10.27	Amendment to Employment Agreement among the Registrant, its bank subsidiary and Julie D’Aloia, dated December 3, 2007, is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated December 20, 2007.
10.28	Amendment to Employment Agreement among the Registrant, its bank subsidiary and
Mark Cardone, dated December 3, 2007, is incorporated by reference to Exhibit 10.2 to the
Registrant’s Current Report on Form 8-K dated December 20, 2007.
10.29	Amendment to Employment Agreement among the Registrant, its bank subsidiary and
John F. McGowan, dated December 3, 2007, is incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated December 20, 2007.
10.30	Amendment to Employment Agreement among the Registrant, its bank subsidiary and
Lori A. Wunder, dated December 3, 2007, is incorporated by reference to Exhibit 10.4 to the
Registrant’s Current Report on Form 8-K dated December 20, 2007.
10.31	Amendment to Change in Control Agreement among the Registrant, its bank subsidiary Bank, and Christopher M. Gorey, dated December 3, 2007, is incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K dated December 20, 2007.

Exhibit No.	Description
11.1	Statement regarding computation of per share earnings is omitted because the computation can be clearly determined from the material incorporated by reference in this Report.
14.1	Code of Ethics is incorporated by reference to Exhibit 14.1 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.
16.1	Letter from KPMG LLP dated May 16, 2006 is incorporated by reference to Exhibit 16.1 to the Registrant’s current Report on Form 8-K filed with the SEC on May 17, 2006.
21.1	Subsidiaries of the Registrant.
23.1	Consent of Independent Registered Public Accounting Firm.
23.2	Consent of KPMG LLP
24.1	Power of Attorney.
31.1	Personal certification of the chief executive officer and chief financial officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Personal certification of the chief executive officer and chief financial officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Code of conduct is incorporated by reference to Exhibit 99.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.