Form 10-Q
period 2008-03-31
CENTER BANCORP INC
filed 2008-05-12
CIK 712771

UNITED STATES OF AMERICA
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-12 of the Exchange Act.

Large accelerated Filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Common Stock, No Par Value:	13,113,760
(Title of Class)	(Outstanding at April 30, 2008)

i

PART I – FINANCIAL INFORMATION

The following unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and, accordingly, do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2008, or for any other interim period. The Center Bancorp, Inc. 2007 Annual Report on Form 10-K should be read in conjunction with these statements.

Item 1. Financial Statements

CENTER BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CONDITION

(unaudited)

(Dollars in Thousands)	March 31, 2008	December 31, 2007

ASSETS
Cash and due from banks	$ 15,155	$ 20,541
Federal funds sold and securities purchased under agreement to resell	45,300	49,490
Total cash and cash equivalents	60,455	70,031
Investment securities available-for-sale	281,746	314,194
Loans, net of unearned income	565,025	551,669
Less — Allowance for loan losses	5,245	5,163
Net Loans	559,780	546,506
Restricted investment in bank stocks, at cost	10,036	8,467
Premises and equipment, net	17,404	17,419
Accrued interest receivable	4,495	4,535
Bank owned life insurance	22,483	22,261
Other assets	21,589	17,028
Goodwill and other intangible assets	17,179	17,204
Total assets	$ 995,167	$ 1,017,645
LIABILITIES
Deposits:
Non-interest bearing	$ 117,053	$ 111,422
Interest-bearing
Time deposits $100 and over	61,634	63,997
Interest-bearing transactions, savings and time deposits $100 and less	444,237	523,651
Total deposits	622,924	699,070
Securities sold under agreement to repurchase	59,435	48,541
Short-term borrowings	1,026	1,123
Long-term borrowings	213,408	168,445
Subordinated debentures	5,155	5,155
Accounts payable and accrued liabilities	7,818	10,033
Total liabilities	909,766	932,367
STOCKHOLDERS’ EQUITY
Preferred stock, no par value:
Authorized 5,000,000 shares; none issued	—	—
Common stock, no par value:
Authorized 20,000,000 shares; issued 15,190,984 shares in 2008 and 2007; outstanding 13,113,760 shares in 2008 and 13,155,784 shares in 2007	86,908	86,908
Additional paid in capital	5,198	5,133
Retained earnings	15,205	15,161
Treasury stock, at cost (2,077,224 shares in 2008 and 2,035,200 shares in 2007)	(16,630)	(16,100)
Accumulated other comprehensive loss	(5,280)	(5,824)
Total stockholders’ equity	85,401	85,278
Total liabilities and stockholders’ equity	$ 995,167	$ 1,017,645

See the accompanying notes to the consolidated financial statements

CENTER BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	Three Months Ended March 31,
(Dollars in Thousands, Except per Share Data)	2008	2007

Interest income:
Interest and fees on loans	$ 8,471	$ 8,353
Interest and dividends on investment securities:
Taxable	2,765	3,695
Non-taxable	802	818
Dividends	243	361
Interest on Federal funds sold and securities purchased under agreement to resell	79	225
Total interest income	12,360	13,452
Interest expense:
Interest on certificates of deposit $100 and over	675	1,105
Interest on other deposits	3,369	4,266
Interest on borrowings	2,629	2,460
Total interest expense	6,673	7,831
Net interest income	5,687	5,621
Provision for loan losses	150	—
Net interest income after provision for loan losses	5,537	5,621
Other income:
Service charges, commissions and fees	529	419
Annuity and insurance	17	63
Bank owned life insurance	222	223
Net securities gains	—	588
Other income	98	117
Total other income	866	1,410
Other expense:
Salaries and employee benefits	2,352	3,142
Occupancy, net	759	723
Premises and equipment	366	462
Professional and consulting	172	539
Stationery and printing	95	159
Marketing and advertising	160	163
Computer expense	141	165
Other	908	1,075
Total other expense	4,953	6,428
Income before income tax expense (benefit)	1,450	603
Income tax expense (benefit)	233	(706)
Net income	$ 1,217	$ 1,309
Earnings per share:
Basic	$ 0.09	$ 0.09
Diluted	$ 0.09	$ 0.09
Weighted average common shares outstanding:
Basic	13,144,747	13,910,450
Diluted	13,163,586	13,986,333

See the accompanying notes to the consolidated financial statements

CENTER BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

(Dollars in thousands, except per share data)	Common Stock	Additional Paid In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity

Balance, December 31, 2006	$ 77,130	$ 4,535	$ 25,989	$ (6,631)	$ (3,410)	$ 97,613
Comprehensive income:
Net income			1,309			1,309
Other comprehensive income, net of taxes					417	417
Total comprehensive income						1,726
Cash dividends declared ($0.0855 per share)			(1,195)			(1,195)
5 percent stock dividend	9,772		(9,772)			—
Issuance cost of common stock			(10)			(10)
Stock based compensation expense		29				29
Balance, March 31, 2007	$ 86,902	$ 4,564	$ 16,321	$ (6,631)	$ (2,993)	$ 98,163

Balance, December 31, 2007	$ 86,908	$ 5,133	$ 15,161	$ (16,100)	$ (5,824)	$ 85,278
Comprehensive income:
Net income			1,217			1,217
Other comprehensive income, net of taxes					544	544
Total comprehensive income						1,761
Cash dividends declared ($0.09 per share)			(1,168)			(1,168)
Issuance cost of common stock			(5)			(5)
Exercise of stock options (21,974 shares)		20		173		193
Stock based compensation expense		45				45
Treasury stock purchased (63,898 shares)				(703)		(703)
Balance, March 31, 2008	$ 86,908	$ 5,198	$ 15,205	$ (16,630)	$ (5,280)	$ 85,401

See the accompanying notes to the consolidated financial statements

CENTER BANCORP, INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,
(Dollars In Thousands)	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 1,217	$ 1,309
Adjustments to Reconcile Net Income to Net Cash Used in Operating Activities:
Depreciation and amortization	409	417
Stock-based compensation expense	45	29
Provision for loan losses	150	—
Net gains on sale of investment securities	—	(588)
Decrease (increase) in accrued interest receivable	40	(103)
Increase in other assets	(1,317)	(1,627)
(Decrease) increase in other liabilities	(2,091)	354
Increase in cash surrender value of bank owned life insurance	(222)	(223)
Amortization of premium and accretion of discount on investment securities, net	—	41
Net cash used in operating activities	(1,769)	(391)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of investment securities available-for-sale	29,378	61,876
Proceeds from maturities, calls and paydowns of securities held to maturity	—	2,263
Net purchases of restricted investment in bank stock	(1,569)	(27)
Proceeds from sales of investment securities available-for-sale	8,626	23,194
Purchase of securities available-for-sale	(10,794)	(98,035)
Purchase of securities held to maturity	—	(2,000)
Net (increase) decrease in loans	(13,424)	19,839
Purchases of premises and equipment	(369)	(183)
Proceeds on premises and equipment	—	310
Proceeds from the sale of branch facility	2,414	—
Net cash provided by investing activities	14,262	7,237
CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in deposits	(76,146)	(4,123)
Net increase in short-term borrowings and securities sold under agreements to repurchase	20,797	9,835
Proceeds from FHLB advances	35,000	—
Payment on FHLB advances	(37)	(1,097)
Dividends paid	(1,168)	(1,195)
Issuance cost of common stock	(5)	(10)
Exercise of stock options	193	—
Purchase of treasury stock	(703)	—
Net cash (used in) provided by financing activities	(22,069)	3,410
Net (decrease) increase in cash and cash equivalents	(9,576)	10,256
Cash and cash equivalents at beginning of year	70,031	44,363
Cash and cash equivalents at end of year	$ 60,455	$ 54,619
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Noncash investment activities:
Trade date accounting settlement for investments	$ 6,117	$ 5,969
Cash paid during year for:
Interest paid on deposits and borrowings	$ 6,514	$ 7,922
Income taxes	$ 1,659	$ 36

See the accompanying notes to the consolidated financial statements

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

Basis of Financial Statement Presentation

The unaudited consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles. Certain information in the footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America and industry practice has been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission.  These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Corporation’s December 31, 2007 audited financial statements filed on Form 10-K.

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

CENTER BANCORP, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Summary of Significant Accounting Policies - (continued)

During the fourth quarter of 2007, the Corporation reclassified all its held-to-maturity securities to available-for-sale. As a result, the Corporation will not classify any future purchase of investment securities as held-to-maturity for at least two years.

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

Note 1 — Summary of Significant Accounting Policies - (continued)

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

Mortgage Servicing

The Corporation performs various servicing functions on loans owned by others. A fee, usually based on a percentage of the outstanding principal balance of the loan, is received for those services. At March 31, 2008 and December 31, 2007, the Corporation was servicing approximately $11.7 million and $12.1 million, respectively, of loans for others.

The Corporation accounts for its transfers and servicing of financial assets in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” The Corporation originates mortgages under plans to sell those loans and service the loans owned by the investor. The Corporation records mortgage servicing rights and the loans based on relative fair values at the date of sale. The balance of mortgage servicing rights at March 31, 2008 and December 31, 2007 are immaterial to the Corporation’s consolidated financial statements.

Loans Held for Sale

Mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregated costs or estimated fair value. Gains and losses on sales of loans are also accounted for in accordance with SFAS No. 134 “Accounting for Mortgage Securities retained after Securitizations or Mortgage Loans Held for Sale by a Mortgage Banking Enterprise.” At March 31, 2008, there were $280,000 of loans held for sale and none at December 31, 2007.

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

CENTER BANCORP, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Summary of Significant Accounting Policies  - (continued)

On August 9, 2007, the Corporation froze its defined benefit pension plan. As such, all future benefit accruals in this pension plan would be discontinued and all retirement benefits that employees would have earned as of September 30, 2007 would be preserved.

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

Earnings per common share have been computed based on the following:

	Three Months Ended March 31,
(In thousands, except per share amounts)	2008	2007

Net income	$ 1,217	$ 1,309
Average number of common shares outstanding	13,145	13,911
Effect of dilutive options	19	72
Average number of common shares outstanding used to calculate diluted
earnings per common share	13,164	13,986
Net income per share:
Basic	$ 0.09	$ 0.09
Diluted	$ 0.09	$ 0.09

Treasury Stock

The Corporation announced on March 27, 2006 that its Board of Directors approved an increase in its then current share buyback program to 5 percent of outstanding shares, enhancing its then current authorization by 425,825 shares to 684,965 shares. The Corporation announced on October 1, 2007 that its Board of Directors approved an additional increase in its current share buyback program to 5 percent of outstanding shares, enhancing its then current authorization by 684,627 shares to 1,390,019 shares. Repurchases may be made from time to time as, in the opinion of management, market conditions warrant, in the open market or in privately negotiated transactions. Shares repurchased will be added to the corporate treasury and will be used for future stock dividends and other issuances. As of March 31, 2008, Center Bancorp had 13.1 million shares of common stock outstanding. As of March 31, 2008, the Corporation had purchased 1,257,678 common shares at an average cost per share of $11.64 under the stock buyback program as amended on October 1, 2007. The repurchased shares were recorded as Treasury Stock, which resulted in a decrease in stockholders’ equity. Treasury stock is recorded using the cost method and accordingly is presented as a reduction of stockholders’ equity.

CENTER BANCORP, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Summary of Significant Accounting Policies  - (continued)

Goodwill

Goodwill represents the excess of the cost of an acquisition over the fair value of net assets acquired. Goodwill is tested at least annually for impairment. No impairment of goodwill was recorded for the quarters ended March 31, 2008 and 2007.

Comprehensive Income

Total comprehensive income includes all changes in equity during a period from transactions and other events and circumstances from non-owner sources. The Corporation’s other comprehensive income is comprised of unrealized holding gains and losses on securities available-for-sale and the effects of the pension liability.

Disclosure of comprehensive income for the periods ended March 31, 2008 and 2007 is presented in the Consolidated Statements of Changes in Stockholders’ Equity and presented in detail in Note 4.

Bank Owned Life Insurance

During 2001, the Corporation invested $12.5 million in Bank Owned Life Insurance (“BOLI”) to help offset the rising cost of employee benefits, and made subsequent investments of $2.5 million in 2004 and $2.0 million in 2006. The change in the cash surrender value of the BOLI was recorded as a component of other income and amounted to $222,000 in the first quarter of 2008 and $223,000 in the similar period of 2007.

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

Advertising Costs

The Corporation recognizes its marketing and advertising cost as incurred. Advertising costs were $160,000 and $163,000 for the quarters ended March 31, 2008 and 2007, respectively.

Reclassifications

Certain reclassifications have been made in the consolidated financial statements for 2007 to conform to the classifications presented in 2008.

Note 2 — Stock Based Compensation

At March 31, 2008, the Corporation had four stock-based compensation plans, which are described more fully below. Through December 31, 2005, the Corporation accounted for those plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees, and related interpretations.”

Stock Option Plans
At December 31, 2007, the Corporation maintained two stock-based compensation plans from which new grants could be issued. The Corporation’s Stock Option Plans permit Parent Corporation common stock to be issued to key employees and directors of the Corporation and its subsidiaries. The options granted under the plans are intended to be either Incentive Stock Options or Non-qualified Options. Under the 1999 Employee Stock Incentive Plan, an aggregate of 228,151 shares remain available under the plan and are authorized for issuance. Under the 2003 Non-Employee Director Stock Option Plan, an aggregate total of 430,919 shares remain. Such shares may be treasury shares, newly issued shares or a combination thereof.

CENTER BANCORP, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 — Stock Based Compensation  - (continued)

Options have been granted to purchase common stock principally at the fair market value of the stock at the date of grant. Options are exercisable over a three year vesting period starting one year after the date of grant and generally expire ten years from the date of grant.

The total compensation expense related to these plans was $45,000 and $29,000 for the three months ended March 31, 2008 and 2007, respectively. Prior to December 31, 2005, the Corporation accounted for those plans under the recognition and measurement provisions of APB 25. Accordingly, the Corporation generally recognized compensation expense only when it granted options with a discounted exercise price. As a result during that period, no stock-based employee compensation expense or any resulting compensation expense was recognized ratably over the associated service period, which was generally the option vesting term.

Effective January 1, 2006, the Corporation adopted the fair value recognition provisions of SFAS 123R, using the modified prospective transition method and therefore has not restated prior period results. Under this transition method, stock-based compensation expense for fiscal 2006 included compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of, December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. Stock-based compensation expense for all share-based payment awards granted after December 31, 2005 is based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. The Corporation recognizes these compensation costs net of a forfeiture rate and recognizes the compensation costs for only those shares expected to vest on a straight-line basis over the requisite service period of the award, which is generally the option vesting term of 3 years. The Corporation estimated the forfeiture rate for fiscal 2006 based on its historical experience during the preceding seven fiscal years.

For the three-months ended March 31, 2008, the Corporation’s income before income taxes and net income was reduced by $45,000 and $27,000, respectively, as a result of the compensation expense related to stock options. For the three-months ended March 31, 2007, the Corporation’s income before income taxes and net income was reduced by $29,000 and $18,000, respectively.

Under the principal option plans, the Corporation may grant restricted stock awards to certain employees. Restricted stock awards are non-vested stock awards. Restricted stock awards are independent of option grants and are generally subject to forfeiture if employment terminates prior to the release of the restrictions. Such awards generally vest within 30 days to five years from the date of grant. During that period, ownership of the shares cannot be transferred. Restricted stock has the same cash dividend and voting rights as other common stock and is considered to be currently issued and outstanding. The Corporation expenses the cost of the restricted stock awards, which is determined to be the fair market value of the shares at the date of grant, ratably over the period during which the restrictions lapse. There were no restricted stock awards outstanding at March 31, 2008 and 2007.

There were 38,203 grants of common stock options for the three months ended March 31, 2008 and no grants for the three months ended March 31, 2007. The fair value of share-based payment awards was estimated using the Black-Scholes option pricing model with the following assumptions and weighted average fair values:

Three-Months Ended March 31, 2008

Weighted average fair value of grants	$ 3.10
Risk-free interest rate	3.03%
Dividend yield	2.43%
Expected volatility	30.20%
Expected life in months	88

CENTER BANCORP, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 — Stock Based Compensation - (continued)

Option activity under the principal option plans as of March 31, 2008 and changes during the three-months ended March 31, 2008 were as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In Thousands)		(In Years)	(In Thousands)

Outstanding at December 31, 2007	264,355	$ 11.27
Granted	38,203	11.15
Exercised	(21,974)	8.83
Forfeited/cancelled/expired	(12,115)	13.96
Outstanding at March 31, 2008	268,469	$ 11.33	6.63	$ 200,302
Exercisable at March 31, 2008	166,299	$ 10.59	5.25	$ 199,608

The aggregate intrinsic value of options above represents the total pretax intrinsic value (the difference between the Corporation’s closing stock price on the last trading day of the first quarter of fiscal 2008 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2008. This amount changes based on the fair market value of the Corporation’s stock.

As of March 31, 2008, there was approximately $597,800 of total unrecognized compensation expense relating to unvested stock options. These costs are expected to be recognized over a weighted average period of 1.7 years.

Note 3 — Recent Accounting Pronouncements

SFAS No. 157

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 establishes a common definition for fair value to be applied to US GAAP guidance requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Corporation adopted SFAS No. 157 and required expanded disclosures as of January 1, 2008 and the adoption did not have a material impact on the consolidated financial statements.

FSP FAS 157-2

In February 2008, the FASB issued FASB Staff Position (FSP) 157-2, “Effective Date of FASB Statement No. 157,” that permits a one-year deferral in applying the measurement provisions of Statement No. 157 to non-financial assets and non-financial liabilities (non-financial items) that are not recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually). Therefore, if the change in fair value of a non-financial item is not required to be recognized or disclosed in the financial statements on an annual basis or more frequently, the effective date of application of Statement 157 to that item is deferred until fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. This deferral does not apply, however, to an entity that applied Statement 157 in interim or annual financial statements prior to the issuance of FSP 157-2.The Corporation is currently evaluating the impact, if any, that the adoption of FSP 157-2 will have on its consolidated financial statements.

CENTER BANCORP, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 — Recent Accounting Pronouncements  - (continued)

EITF 06-4

In September 2006, the Emerging Issues Task Force (“EITF”) Issue 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements”, was ratified. This EITF addresses accounting for separate agreements which split life insurance policy benefits between an employer and employee. The Issue requires the employer to recognize a liability for future benefits payable to the employee under these agreements. The effects of applying this Issue must be recognized through either a change in accounting principle, through an adjustment to equity or through the retrospective application to all prior periods. For calendar year companies, the Issue is effective beginning January 1, 2008. The adoption of the Issue did not have a material effect on the Corporation’s consolidated financial statements.

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

The Task Force also reached a consensus that a policyholder should determine the amount that could be realized under the life insurance contract assuming the surrender of an individual-life by individual-life policy (or certificate by certificate in a group policy). Furthermore, the Task Force reached a consensus that the cash surrender value should not be discounted when contractual limitations on the ability to surrender a policy exist if the policy continues to operate under its normal terms (continues to earn interest) during the restriction period. The consensus is effective for fiscal years beginning after December 15, 2006. The Corporation has adopted the Issue as of January 1, 2007 and the adoption of the Issue has had no material impact on the consolidated financial statements.

FSP FAS 158-1

In February 2007, the FASB issued FASB Staff Position (FSP) FAS 158-1, “Conforming Amendments to the Illustrations in FASB Statements No. 87, No. 88, and No. 106 and to the Related Staff Implementation Guides.” This FSP makes conforming amendments to other FASB statements and staff implementation guides and provides technical corrections to SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” The conforming amendments in this FSP shall be applied upon adoption of SFAS No. 158. The Corporation’s adoption of FSP FAS 158-1 did not have a material impact on its consolidated financial statements or disclosures.

SFAS No. 159

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115” (“SFAS159”). SFAS 159 provides all entities with the option of reporting selected financial assets and liabilities at fair value. The objective of SFAS 159 is to improve financial reporting by providing opportunities to mitigate volatility in earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Most of the provisions in this statement apply only to entities which elect SFAS 159. However the amendment to FASB Statement No. 115, Accounting for Certain Investment in Debt and Equity Securities, applies to entities with available for sale and trading securities, and requires an entity to present separately fair value and non-fair value securities. SFAS 159 became effective beginning January 1, 2008. The Corporation elected not to measure any eligible items using the fair value option in accordance with SFAS No. 159 and therefore, SFAS No. 159 did not impact the Corporation’s consolidated financial statements.

CENTER BANCORP, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 — Recent Accounting Pronouncements  - (continued)

EITF 06-10

In March 2007, the FASB ratified EITF Issue No. 06-10 “Accounting for Collateral Assignment Split-Dollar Life Insurance Agreements” (“EITF 06-10”). EITF 06-10 provides guidance for determining a liability for the postretirement benefit obligation as well as recognition and measurement of the associated asset on the basis of the terms of the collateral assignment agreement. EITF 06-10 is effective for fiscal years beginning after December 15, 2007. The adoption of EITF 06-10 did not have a material impact on the Corporation’s consolidated financial statements.

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

SAB 109

Staff Accounting Bulletin No. 109 (“SAB 109”), “Written Loan Commitments Recorded at Fair Value through Earnings” expresses the views of the staff regarding written loan commitments that are accounted for at fair value through earnings under generally accepted accounting principles. To make the staff’s views consistent with current authoritative accounting guidance, the SAB revises and rescinds portions of SAB No. 105, “Application of Accounting Principles to Loan Commitments.” Specifically, the SAB revises the SEC staff’s views on incorporating expected net future cash flows related to loan servicing activities in the fair value measurement of a written loan commitment. The SAB retains the staff’s views on incorporating expected net future cash flows related to internally-developed intangible assets in the fair value measurement of a written loan commitment. The staff expects registrants to apply the views in Question 1 of SAB 109 on a prospective basis to derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. The Corporation does not expect SAB 109 to have a material impact on its consolidated financial statements.

CENTER BANCORP, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 — Recent Accounting Pronouncements  - (continued)

SAB 110

SAB No. 110 amends and replaces Question 6 of Section D.2 of Topic 14, “Share-Based Payment,” of the Staff Accounting Bulletin series. Question 6 of Section D.2 of Topic 14 expresses the views of the staff regarding the use of the “simplified” method in developing an estimate of expected term of “plain vanilla” share options and allows usage of the “simplified” method for share option grants prior to December 31, 2007. SAB 110 allows public companies which do not have historically sufficient experience to provide a reasonable estimate to continue use of the “simplified” method for estimating the expected term of “plain vanilla” share option grants after December 31, 2007. SAB 110 is effective January 1, 2008. The adoption of SAB 110 did not have a material impact on the Corporation’s consolidated financial statements.

FASB Statement No. 161

In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (Statement 161).  Statement 161 requires entities that utilize derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives.  Statement 161 also requires entities to disclose additional information about the amounts and location of derivatives located within the financial statements, how the provisions of SFAS 133 has been applied, and the impact that hedges have on an entity’s financial position, financial performance, and cash flows.  Statement 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Corporation is currently evaluating the potential impact the new pronouncement will have on its consolidated financial statements.

FSP FAS 140-3

In February 2008, the FASB issued a FASB Staff Position (FSP) FAS 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions.” This FSP addresses the issue of whether or not these transactions should be viewed as two separate transactions or as one "linked" transaction. The FSP includes a "rebuttable presumption" that presumes linkage of the two transactions unless the presumption can be overcome by meeting certain criteria. The FSP will be effective for fiscal years beginning after November 15, 2008 and will apply only to original transfers made after that date; early adoption will not be allowed. The Corporation is currently evaluating the potential impact the newpronouncement will have on its consolidated financial statements.

FSP FIN 39-1

In April 2007, the FASB directed the FASB Staff to issue FSP No. FIN 39-1, “Amendment of FASB Interpretation No. 39” (“FSP FIN 39-1”). FSP FIN 39-1 modifies FIN No. 39, “Offsetting of Amounts Related to Certain Contracts,” and permits companies to offset cash collateral receivables or payables with net derivative positions under certain circumstances. FSP FIN 39-1 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted. The adoption of FSP FIN 39-1 did not have a material impact on the Corporation’s consolidated financial statements.

CENTER BANCORP, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 — Comprehensive Income

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

The changes in the components of other comprehensive income, net of taxes, were as follows for the following fiscal periods:

(Dollars in Thousands)	Before Tax Amount	Tax Benefit (Expense)	Net of Tax Amount

For the three month period ended March 31, 2008:
Net unrealized gains on available for sale securities
Net unrealized holding gains arising during the period	$ 879	$ (335)	$ 544
Less reclassification adjustment for net gains arising during the period	—	—	—
Net unrealized gains	879	(335)	544
Other comprehensive income, net	$ 879	$ (335)	$ 544

For the three month period ended March 31, 2007:
Net unrealized gains on available for sale securities
Net unrealized holding gains arising during the period	$ 1,151	$ (445)	$ 706
Less reclassification adjustment for net gains arising during the period	588	(201)	387
Net unrealized gains	563	(244)	319
Change in pension liability due to settlement of pension curtailment	163	(65)	98
Other comprehensive income, net	$ 726	$ (309)	$ 417

Note 5 — Fair Value Measurements

SFAS No. 157, “Fair Value Measurements,” defines fair value, establishes a framework for measuring fair value, establishes a three-level valuation hierarchy for disclosure of fair value measurement and enhances disclosure requirements for fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follows:

•	Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

•
Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value measurement.

Following is a description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy:

Assets

Securities available-for-sale

Where quoted prices are available in an active market, securities are classified with Level 1 of the valuation hierarchy. Level 1 inputs include securities that have quoted prices in active markets for identical assets. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics, or discounted cash flows. Examples of such instruments, which would generally be classified within Level 2 of the valuation hierarchy, included certain collateralized mortgage and debt obligations and certain high-yield debt securities. In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within Level 3 of the valuation hierarchy. The Corporation’s current portfolio does not have any Level 3 securities as of March 31, 2008. When measuring fair value, the valuation techniques available under the market approach, income approach and/or cost approach are used. The Corporation’s evaluations are based on market data and the Corporation employs combinations of these approaches for its valuation methods depending on the asset class.

CENTER BANCORP, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 — Fair Value Measurements - (continued)

Loans held for sale

Loans held for sale are required to be measured at the lower of cost or fair value. Under SFAS No. 157, market value is to represent fair value. Management obtains quotes or bids on all or part of these loans directly from the purchasing financial institutions.

Impaired loans

SFAS No. 157 applies to loans measured for impairment using the practical expedients permitted by SFAS No. 114, “Accounting by Creditors for Impairment of a Loan,” including impaired loans measured at an observable market price (if available), or at the fair value of the loan’s collateral (if the loan is collateral dependent). Fair value of the loan’s collateral, when the loan is dependent on collateral, is determined by appraisals or independent valuation, which is then adjusted for the cost related to the liquidation of the collateral.

Other Real Estate Owned

Certain assets such as other real estate owned (OREO) are measured at fair value less cost to sell. The Corporation believes that the fair value component in its valuation follows the provisions of SFAS No. 157. Fair value of OREO at March 31, 2008 was determined by sales agreements. Costs to sell associated with OREO was based on estimation per the terms and conditions of the sales agreements.

Assets measured at fair value at March 31, 2008 are as follows:

		Fair Value Measurements at Reporting Date Using
(Dollars in Thousands)	March 31, 2008	Quoted Prices in Active markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Securities available-for-sale	$ 281,746	$ 6,856	$ 274,890	$ -
Impaired loans	968	-	968	-
Loans held for sale	280	-	280	-

Liabilities

The Corporation did not identify any liabilities that are required to be presented at fair value.

CENTER BANCORP, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 — Components of Net Period Pension Cost

The following table sets forth the net periodic pension cost for the pension plans for the three months ended March 31, 2008 and 2007.

	Three Months Ended March 31,
(Dollars in Thousands)	2008	2007

Service cost	$ -	$ 278
Interest cost	175	183
Expected return on plan assets	(164)	(177)
Net amortization and deferral	-	11
Net periodic benefit cost	$ 11	$ 295

Contributions

The Corporation previously disclosed in its consolidated financial statements for the year ended December 31, 2007, that it expects to contribute $250,000 to its pension plans in 2008. For the three months ending March 31, 2008, the Corporation did not contribute to the plan.

Note 7 — Income Taxes

In June 2006, the FASB issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), which clarifies the accounting for uncertainty in tax positions.

The Corporation adopted the provisions of FIN 48 as of January 1, 2007. The adoption of FIN 48 did not impact the Corporation’s consolidated financial condition, results of operations or cash flows. At January 1, 2007, the Corporation had unrecognized tax benefits of $1.1 million compared to $2.5 million at March 31, 2008, which primarily related to uncertainty regarding the sustainability of certain deductions to be taken in 2008 and future U.S. Federal income tax returns related to the liquidation of the Corporation’s New Jersey REIT subsidiary. To the extent these unrecognized tax benefits are ultimately recognized, they will impact the effective tax rate in a future period. At March 31, 2008, the Corporation recorded approximately $53,097 in interest expense as a component of tax expense related to the unrecognized tax benefit.

Note 8 — Borrowed Funds

1.	Short-Term Borrowings:

Short-term borrowings, which consist primarily of securities sold under agreements to repurchase, Federal Home Loan Bank (“FHLB”) advances and Federal funds purchased generally have maturities of less than one year. The details of these borrowings are presented in the following table.

(Dollars in Thousands)	March 31, 2008

Short-term borrowings:
Average interest rate:
At quarter end	2.75%
For the quarter	3.22%
Average amount outstanding during the quarter:	$ 49,573
Maximum amount outstanding at any month end:	$ 60,461
Amount outstanding at quarter end:	$ 60,461

CENTER BANCORP, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 — Borrowed Funds - (continued)

2.	Long-Term Borrowings:

Long-term borrowings, which consist primarily of FHLB advances and securities sold under agreements to repurchase, totaled $213.4 million and mature within one to ten years. The FHLB advances are secured by pledges of FHLB stock, 1-4 family mortgage and U.S. government and Federal agency obligations. At March 31, 2008, the FHLB advances and securities sold under agreements to repurchase had a weighted average interest rate of 4.09 percent and 4.92 percent, respectively, and are contractually scheduled for repayment as follows:

Dollars in Thousands	March 31, 2008

2008	$ —
2009	—
2010	40,408
2011	22,000
2012	—
Thereafter	151,000
Total	$ 213,408

Note 9 — Subordinated Debentures

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

On March 1, 2005, the Board of Governors of the Federal Reserve System adopted a final rule that allows the continued inclusion of outstanding and prospective issuances of trust preferred securities in the Tier I capital of bank holding companies, subject to stricter quantitative limits and qualitative standards. The new quantitative limits become effective after a five-year transition period ending March 31, 2009. Under the final rules, trust preferred securities and other restricted core capital elements are limited to 25 percent of all core capital elements. Amounts of restricted core capital elements in excess of these limits may be included in Tier II Capital. At March 31, 2008, the only restricted core capital element owned by the Corporation is trust preferred securities. Based on a preliminary review of the final rule, the Corporation believes that its trust preferred issues qualify as Tier I Capital. However, in the event that the trust preferred issues would not qualify as Tier I Capital, the Corporation would remain well capitalized.

CENTER BANCORP, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 — Subordinated Debentures - (continued)

As of March 31, 2008, assuming the Corporation was not allowed to include the $5.2 million in subordinated debentures in Tier 1 capital, the Corporation would have had a Tier 1 capital ratio of 10.72 percent and a total risk based capital ratio of 11.46 percent.

To the extent that the trusts have funds available to make payments, as guarantor, the Corporation continues to unconditionally guarantee payment of: required distributions on the capital securities; the redemption price when a capital security is redeemed; and the amounts due if a Trust is liquidated or terminated. During the first three months of 2008, the business trusts did not repurchase any capital securities or related debentures.

Note 10 — Stockholders Equity

On March 29, 2007, the Corporation declared a 5 percent common stock dividend payable to common stockholders of record May 1, 2007 on June 1, 2007. The issued common shares have been reflected in stockholder’s equity and all per share disclosures have been retroactive adjusted.

Item 2. Management’s Discussion and Analysis (“MD&A”) of Financial Condition and Results of Operations

The purpose of this analysis is to provide the reader with information relevant to understanding and assessing the Corporation’s results of operations for the periods presented herein and financial condition as of March 31, 2008 and December 31, 2007. In order to fully appreciate this analysis, the reader is encouraged to review the consolidated financial statements and accompanying notes thereto appearing elsewhere in this report.

Cautionary Statement Concerning Forward-Looking Statements

This report includes forward-looking statements within the meaning of Sections 27A of the Securities Act of 1933, as amended, and 21E of the Securities Exchange Act of 1934, as amended, that involve inherent risks and uncertainties. This report contains certain forward-looking statements with respect to the financial condition, results of operations, plans, objectives, future performance and business of Center Bancorp Inc. and its subsidiaries, including statements preceded by, followed by or that include words or phrases such as “believes,” “expects,” “anticipates,” “plans,” “trend,” “objective,” “continue,” “remain,” “pattern” or similar expressions or future or conditional verbs such as “will,” “would,” “should,” “could,” “might,” “can,” “may” or similar expressions. There are a number of important factors that could cause future results to differ materially from historical performance and these forward-looking statements. Factors that might cause such a difference include, but are not limited to: (1) competitive pressures among depository institutions may increase significantly; (2) changes in the interest rate environment may reduce interest margins; (3) prepayment speeds, loan origination and sale volumes, charge-offs and loan loss provisions may vary substantially from period to period; (4) general economic conditions may be less favorable than expected; (5) political developments, wars or other hostilities may disrupt or increase volatility in securities markets or other economic conditions; (6) legislative or regulatory changes or actions may adversely affect the businesses in which Center Bancorp is engaged; (7) changes and trends in the securities markets may adversely impact Center Bancorp; (8) a delayed or incomplete resolution of regulatory issues could adversely impact planning by Center Bancorp; (9) the impact on reputation risk created by the developments discussed above on such matters as business generation and retention, funding and liquidity could be significant; and (10) the outcome of regulatory and legal investigations and proceedings may not be anticipated. Further information on other factors that could affect the financial results of Center Bancorp are included in Item 1A of Center Bancorp’s Annual Report on Form 10-K and in Center Bancorp’s other filings with the Securities and Exchange Commission. These documents are available free of charge at the Commission’s website at http://www.sec.gov and/or from Center Bancorp.

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

Fluctuations in the actual outcome of these future tax consequences could impact the Corporation’s consolidated financial condition or results of operations. Notes 3 and 7 of the Notes to Consolidated Financial Statements include additional discussion on the accounting for income taxes.

The Corporation accounts for goodwill and other identifiable intangible assets in accordance with SFAS No. 142, “Goodwill and Intangible Assets.” Goodwill is subject to annual impairment tests and, in the case of core deposit intangibles, amortization of the asset through a charge to expense. To the extent that the outcome of the impairment tests differ from the carrying value, additional charges to expense could be required to reduce the carrying value.

Earnings Analysis

Net income for the three months ended March 31, 2008 amounted to $1,217,000 compared to net income of $1,309,000 for the comparable three-month period ended March 31, 2007. On a per diluted share basis, the Corporation recorded earnings per diluted common share of $.09 for the three months ended March 31, 2008 as compared with earnings of $0.09 per diluted common share for the three months ended March 31, 2007. The annualized return on average assets was 0.50 percent for both the three months ended March 31, 2008 and 2007. The annualized return on average stockholders’ equity was 5.60 percent for the three-month period ended March 31, 2008 as compared to 5.37 percent for the three months ended March 31, 2007.

Net Interest Income/Margin

Net interest income is the difference between the interest earned on the portfolio of earning-assets (principally loans and investments) and the interest paid for deposits and wholesale borrowings, which support these assets. Net interest income is presented in this Quarterly Report on a fully tax-equivalent basis by adjusting tax-exempt income (primarily interest earned on various obligations of state and political subdivisions) by the amount of income tax which would have been paid had the assets been invested in taxable issues, and then in accordance with the Corporation’s consolidated financial statements.

Financial institutions typically analyze earnings performance on a tax-equivalent basis as a result of certain disclosure obligations, which require the presentation of tax-equivalent data and in order to assist financial statement readers in comparing data from period to period.

Net Interest Income
(tax-equivalent basis)

	Three Months Ended March 31,
(Dollars in Thousands)	2008	2007	Increase (Decrease)	Percent Change

Interest income:
Investments	$ 4,085	$ 5,232	$ (1,147)	(21.92)
Loans, including fees	8,471	8,353	118	1.41
Federal funds sold and securities purchased under agreement to resell	79	225	(146)	(64.89)
Restricted investment in bank stocks, at cost	155	125	30	24.00
Total interest income	12,790	13,935	(1,145)	(8.22)
Interest expense:
Time deposits of $100 or more	675	1,105	(430)	(38.91)
All other deposits	3,369	4,266	(897)	(21.03)
Borrowings	2,629	2,460	169	6.87
Total interest expense	6,673	7,831	(1,158)	(14.79)
Net interest income on a fully tax-equivalent basis	6,117	6,104	13	0.21
Tax-equivalent adjustment	(430)	(483)	53	10.97
Net interest income	$ 5,687	$ 5,621	$ 66	1.17

Note: The tax-equivalent adjustment was computed based on an assumed statutory Federal income tax rate of 34 percent. Adjustments were made for interest earned on tax-advantaged instruments.

Net interest income on a fully tax-equivalent basis increased $13,000 or 0.21 percent to $6.1 million for the three months ended March 31, 2008 as compared to the same period in 2007. For the three months ended March 31, 2008, the net interest margin increased 19 basis points to 2.74 percent from 2.55 percent during the three months ended March 31, 2007 due primarily to lower rates paid on interest-bearing liabilities. For the three months ended March 31, 2008, a decrease in the average yield on interest-earning assets of 8 basis points was more than offset by a decrease in the average cost of interest-bearing liabilities of 42 basis points, which increased the Corporation’s net interest spread by 34 basis points for the period. On a linked sequential basis, net interest spread and margin improved by 33 basis points and 26 basis points, respectively, from the three months ended December 31, 2007 to the three months ended March 31, 2008.

For the three-month period ended March 31, 2008, interest income on a tax-equivalent basis decreased by $1.1 million or 8.22 percent from the comparable three-month period in 2007. This decrease was due primarily to a decline in balances of our investment securities portfolio. The Corporation’s loan portfolio increased on average $24.7 million to $565.7 million from $541.0 million in the same quarter in 2007, primarily driven by growth in commercial business related sectors of the loan portfolio. The loan portfolio represented approximately 63.4 percent of the Corporation’s interest-earning assets on average during the first quarter of 2008 as compared to 56.5 percent in the same quarter in 2007. The increase in loan volume was more than offset by a decline in the volume of the Corporation’s investment portfolio. Average investment volume decreased during the period by $84.9 million on average compared to the first quarter of 2007.

The Federal Reserve Open Market Committee (FOMC) reduced rates three times during the first quarter of 2008 in addition to the two rate reductions during the fourth quarter of 2007, for a total of 250 basis points. This action by the FOMC allowed the Corporation to further reduce liability costs in the later part of the first quarter of 2008. The yield on average interest-earning assets decreased 8 basis points to 5.74 percent during the three months ended March 31, 2008 from 5.82 percent in the comparable period of 2007. This change was more than offset by a reduction in rates paid for average interest-bearing liabilities coupled with a change in the mix of average interest-bearing liabilities.

For the three months ended March 31, 2008, interest expense declined by $1.1 million or 14.79 percent from the same period in 2007. The total cost of average interest-bearing liabilities decreased 42 basis points to 3.46 percent for the three months ended March 31, 2008 from 3.88 percent for the three months ended March 31, 2007. At the same time, the average volume of interest-bearing liabilities declined by $36.8 million. The reduction in the average balance of interest-bearing liabilities during the three months ended March 31, 2008 was primarily in savings and time deposits of $71.7 million, and other interest bearing deposits of $28.0 million, partially offset by increases of $26.9 million in money market deposits and $36.0 million in borrowings. Steps were taken during the fourth quarter of 2007 to improve the Corporation’s net interest margin by allowing the runoff of certain high rate deposits and to position the Corporation’s cash position for further outflows in the first quarter of 2008. The result was an improvement in the Corporation’s cost of funds. During the first three months of 2008, the Corporation secured approximately $45 million of longer term funding with a weighted average rate of 2.67 percent in an effort to support continued loan growth. As a result of these factors, for the three months ended March 31, 2008, the Corporation’s net interest spread on a tax-equivalent basis increased to 2.28 percent from 1.94 percent for the three months ended March 31, 2007.

The following table, “Analysis of Variance in Net Interest Income Due to Volume and Rates”, analyzes net interest income on a fully tax-equivalent basis by segregating the volume and rate components of various interest-earning assets and liabilities and the changes in the rates earned and paid by the Corporation.

Analysis of Variance in Net Interest Income Due to Volume and Rates

	Three Months Ended March 31, 2008/2007 Increase (Decrease) Due to Change in:
(Dollars in Thousands)	Average Volume	Average Rate	Net Change

Interest-earning assets:
Investment securities:
Taxable	$ (875)	$ (59)	$ (934)
Non-Taxable	(244)	31	(213)
Loans, net of unearned income	374	(256)	118
Federal funds sold and securities purchased under agreement to resell	(68)	(78)	(146)
Restricted investment in bank stock	31	(1)	30
Total interest-earning assets	(782)	(363)	(1,145)
Interest-bearing liabilities:
Money market deposits	263	(522)	(259)
Savings deposits	(51)	(191)	(242)
Time deposits	(671)	(174)	(845)
Other interest-bearing deposits	(173)	192	19
Borrowings and subordinated debentures	383	(214)	169
Total interest-bearing liabilities	(249)	(909)	(1,158)
Change in net interest income	$ (533)	$ 546	$ 13

The following table, “Average Statement of condition with Interest and Average Rates”, presents for the three months ended March 31, 2008 and 2007 the Corporation’s average assets, liabilities and stockholders’ equity. The Corporation’s net interest income, net interest spreads and net interest income as a percentage of interest-earning assets (net interest margin) are also reflected.

Average Statements of Condition with Interest and Average Rates

	Three Months Ended March 31,
	2008			2007
(Tax-Equivalent Basis, Dollars in Thousands)	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate

Assets:
Interest-earning assets:
Investment securities:(1)
Taxable	$218,836	$2,797	5.11%	$287,224	$3,731	5.20%
Tax-exempt	87,018	1,288	5.92	103,535	1,501	5.80
Loans, net of unearned income(2)	565,654	8,471	5.99	540,971	8,353	6.18
Federal funds sold and securities purchased under agreement to resell	10,745	79	2.94	17,363	225	5.18
Restricted investment in bank stock	9,798	155	6.33	7,858	125	6.36
Total interest-earning assets	892,051	12,790	5.74	956,951	13,935	5.82
Non-interest-earning assets:
Cash and due from banks	15,623			22,271
Bank owned life insurance	22,349			21,464
Intangible assets	17,194			17,300
Other assets	37,922			33,738
Allowance for loan losses	(5,237)			(4,959)
Total non-interest earning assets	87,851			89,814
Total assets	$979,902			$1,046,765
Liabilities and stockholders’ equity
Interest-bearing liabilities:
Money market deposits	$171,843	$1,341	3.12%	$144,932	$1,600	4.42%
Savings deposits	62,965	140	0.89	74,181	382	2.06
Time deposits	148,411	1,619	4.36	208,860	2,464	4.72
Other interest-bearing deposits	136,076	944	2.77	164,100	925	2.25
Short-term borrowings and FHLB advances	246,067	2,547	4.14	210,043	2,359	4.49
Subordinated debentures	5,155	82	6.36	5,155	101	7.84
Total interest-bearing liabilities	770,517	6,673	3.46	807,271	7,831	3.88
Non-interest-bearing liabilities:
Demand deposits	112,276			134,758
Other non-interest-bearing deposits	419			403
Other liabilities	9,769			6,867
Total non-interest-bearing liabilities	122,464			142,028
Stockholders’ equity	86,921			97,466
Total liabilities and stockholders’ equity	$979,902			$1,046,765
Net interest income (tax-equivalent basis)		$6,117			$6,104
Net interest spread			2.28%			1.94%
Net interest income as percent of earning-assets (net interest margin)			2.74%			2.55%
Tax-equivalent adjustment(3)		(430)			(483)
Net interest income		$5,687			$5,621

(1) Average balances for available-for-sale securities are based on amortized cost
(2) Average balances for loans include loans on non-accrual status
(3) The tax-equivalent adjustment was computed based on a statutory Federal income tax rate of 34 percent.

Investment Portfolio

For the three months ended March 31, 2008, the average volume of investment securities decreased by $84.9 million to approximately $305.8 million or 34.3 percent of average earning assets from $390.7 million on average, or 40.8 percent of earning-assets, in the comparable period in 2007. The decline is consistent with maintaining the balance sheet strategies the Corporation has previously outlined in seeking to reduce the size of its investment securities portfolio while increasing loans as a percentage of the earning-asset mix. The reduction was made in anticipation of providing cash flow for loan funding and forecasted liability outflows. At March 31, 2008, the principal components of the investment portfolio are U.S. Treasury and U.S. Government Agency Obligations, Federal Agency Obligations including Mortgage-backed securities, Obligations of U.S. states and political subdivision, corporate bonds and notes, and other debt and equity securities.

The volume related factors during the three-month period ended March 31, 2008 decreased revenue by $1.1 million, while rate related changes resulted in a decrease in revenue of $28,000. The tax-equivalent yield on investments decreased by 2 basis points to 5.34 percent from a yield of 5.36 percent during the comparable period ended March 31, 2007.

Securities available-for-sale is a part of the Corporation’s interest rate risk management strategy and may be sold in response to changes in interest rates, changes in prepayment risk, liquidity management and other factors. On November 16, 2007, the Corporation transferred $113.4 million in securities classified as held-to-maturity to its available for sale portfolio. As a result of this action in the fourth quarter of 2007, the entire securities portfolio has now been classified as available for sale.

During the three months ended March 31, 2008, approximately $14.7 million in securities were sold from the Corporation’s available-for-sale portfolio. The cash flow from the sale of investment securities was in part used to reduce borrowings. The Corporation’s sales from its available-for-sale portfolio were made in the ordinary course of business.

At March 31, 2008, the net unrealized loss carried as a component of other comprehensive income and included in stockholders’ equity, net of tax, amounted to a net unrealized loss of $4.8 million as compared with a net unrealized loss of $5.1 million at December 31, 2007, resulting from a change in interest rates that occurred at the market value measurement date of March 31, 2008 compared with December 31, 2007.

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

At March 31, 2008 total loans amounted to $565.0 million, an increase of $13.4 million or 2.42 percent as compared to December 31, 2007. The decrease in yield on loans for the three month period of 2008 compared to 2007 was the result of a decrease in interest rates as compared with 2007, coupled with a competitive rate pricing structure and tighter spreads in the market on loans which has been driven by the heightened competition for lending relationships that exists in the Corporation’s market. Loan growth during the quarter ended March 31, 2008 occurred primarily in the commercial and commercial real estate sector of the loan portfolio.

Total average loan volume increased $24.7 million or 4.56 percent for the three months ended March 31, 2008 as compared to the same period in 2007, while the portfolio yield decreased by 19 basis points as compared with 2007. The increased total average loan volume was due primarily to increased customer activity, new lending relationships and new markets. The volume related factors during the period contributed increased revenue of $374,000, while the rate related changes decreased revenue by $256,000. The Corporation seeks to create growth in commercial lending by offering products and competitive pricing and by capitalizing on the positive trends in its market area. Products are offered to meet the financial requirements of the Corporation’s customers. It is the objective of the Corporation’s credit policies to diversify the commercial loan portfolio to limit concentrations in any single industry.

Allowance for Loan Losses and Related Provision

The purpose of the allowance for loan losses (“allowance”) is to absorb the impact of losses inherent in the loan portfolio. Additions to the allowance are made through provisions charged against current operations and through recoveries made on loans previously charged-off. The allowance for loan losses is maintained at an amount considered adequate by management to provide for potential credit losses based upon a periodic evaluation of the risk characteristics of the loan portfolio. In establishing an appropriate allowance, an assessment of the individual borrowers, a determination of the value of the underlying collateral, a review of historical loss experience and an analysis of the levels and trends of loan categories, delinquencies and problem loans are considered. Such factors as the level and trend of interest rates and current economic conditions and peer group statistics are also reviewed. At March 31, 2008, the level of the allowance was $5,245,000 as compared to $5,163,000 at December 31, 2007 and $4,958,000 at March 31, 2007. The Corporation had total provisions to the allowance for the three month period ended March 31, 2008 in the amount of $150,000 and none for the period ended March 31, 2007. The level of the allowance during the respective quarterly periods of 2008 and 2007 reflects the credit quality within the loan portfolio, the loan volume recorded during the periods and the Corporation’s focus on the changing composition of the commercial and residential real estate loan portfolios.

At March 31, 2008, the allowance for loan losses amounted to 0.93 percent of total loans. In management’s view, the level of the allowance at March 31, 2008, is adequate to cover losses inherent in the loan portfolio. Management’s judgment regarding the adequacy of the allowance constitutes a “Forward Looking Statement” under the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from management’s analysis, based principally upon the factors considered by management in establishing the allowance.

Although management uses the best information available, the level of the allowance for loan losses remains an estimate, which is subject to significant judgment and short-term change. Various regulatory agencies, as an integral part of their examination process, periodically review the Corporation’s allowance for loan losses. Such agencies may require the Corporation to increase the allowance based on their analysis of information available to them at the time of their examination. Furthermore, the majority of the Corporation’s loans are secured by real estate in the State of New Jersey. Future adjustments to the allowance may be necessary due to economic factors impacting New Jersey real estate as well as operating, regulatory and other conditions beyond the Corporation’s control. The allowance for loan losses as a percentage of total loans amounted to 0.93 percent, 0.94 percent and 0.93 percent at March 31, 2008, December 31, 2007 and March 31, 2007, respectively.

Net charge-offs were $68,000 and $2,000 during the three months ended March 31, 2008 and 2007, respectively.

Changes in the allowance for loan losses are set forth below.

	Three Months Ended March 31,
(Dollars in Thousands)	2008	2007

Average loans outstanding	$ 565,654	$ 540,971
Total loans at end of period	$ 565,025	$ 530,573
Analysis of the Allowance for Loan Losses
Balance at beginning of year	$ 5,163	$ 4,960
Charge-offs:
Commercial	60	—
Installment loans	10	5
Total charge-offs	70	5
Recoveries:
Commercial	1	—
Installment loans	1	3
Total recoveries	2	3
Net charge-offs	68	2
Provision for loan losses	150	—
Balance at end of period	$ 5,245	$ 4,958
Ratio of net charge-offs during the period to average loans outstanding during the period	0.01%	N/M
Allowance for loan losses as a percentage of total loans at end of period	0.93%	0.93%

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

It is generally the Corporation’s policy to discontinue interest accruals once a loan is past due as to interest or principal payments for a period of ninety days. When a loan is placed on non-accrual status, interest accruals cease and uncollected accrued interest is reversed and charged against current income. Payments received on non-accrual loans are applied against principal. A loan may be restored to an accruing basis when it again becomes well secured, all past due amounts have been collected and the borrower continues to make payments for the next six months on a timely basis. Accruing loans past due 90 days or more are generally well secured and in the process of collection.

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

(Dollars in Thousands)	March 31, 2008	December 31, 2007	March 31, 2007

Non-accrual loans	$ 1,215	$ 3,907	$ 1,207
Troubled debt restructuring	—	—	—
Accruing loans past due 90 days or more	—	—	—
Other real estate owned	478	501	—
Total non-performing assets	1,693	4,408	1,207
Accruing loans past due 90 days or more	—	—	—
Total non-performing assets and accruing loans past due 90 days or more	$ 1,693	$ 4,408	$ 1,207

The decrease in non-accrual loans of $2.7 million at March 31, 2008 from December 31, 2007 was primarily attributable to one commercial mortgage loan in the amount of $2.5 million, in which the Corporation had received full payment, including principal of $2.5 million and interest of $83,000, during the first quarter of 2008. There were no accruing loans past due 90 days or more at March 31, 2008.

Other known “potential problem loans” (as defined by SEC regulations) as of March 31, 2008 have been identified and internally risk rated as other assets especially mentioned or substandard. Such loans amounted to $5.5 million, $5.8 million and $1.3 million at March 31, 2008, December 31, 2007, and March 31, 2007 respectively. The Corporation has no foreign loans.

At March 31, 2008, other than the loans set forth above, the Corporation is not aware of any loans which present serious doubts as to the ability of its borrowers to comply with present loan repayment terms and which are expected to fall into one of the categories set forth in the tables or descriptions above.

At March 31, 2008, the Corporation had $478,000 in other real estate owned (OREO), $501,000 at December 31, 2007 and none at March 31, 2007. The Corporation continues to aggressively pursue the sale of other real estate owned and currently has a contract of sale on both of the properties in the amount of approximately $485,000.

In general, it is the policy of management to consider the charge-off of loans at the point they become past due in excess of 90 days, with the exception of loans that are secured by cash or marketable securities or mortgage loans, which are in the process of foreclosure.

Other Income

The following table presents the principal categories of other income.

	Three Months Ended March 31,
(Dollars in Thousands)	2008	2007	Amount Increase (Decrease)	Percent Change

Service charges, commissions and fees	$ 529	$ 419	$ 110	26.25
Annuity and insurance	17	63	(46)	(73.02)
Bank owned life insurance	222	223	(2)	(0.90)
Net securities gains	—	588	(588)	(100.00)
Other income	98	117	(18)	(15.38)
Total other income	$ 866	$ 1,410	$ (544)	(38.58)

For the three-month period ended March 31, 2008, other income, exclusive of net securities gains, increased $44,000 or 5.35 percent from the comparable quarter of 2007. The increase in total other income for the period resulted from increased service charges, commissions and fees partially offset by a decline in commissions from sales of mutual funds and annuities and other income. Other income, including net securities gains, decreased $544,000 for the first quarter of 2008 compared with the comparable quarter in 2007.

For the three-month period ended March 31, 2008, the Corporation recorded no net gains on securities sold from the available-for-sale investment portfolio compared to a net gain of $588,000 for the three-month period ended March 31, 2007. During the first quarter of 2008, the Corporation recorded a $90,000 other than temporary impairment charge on an equity security holding. This determination was made after certain events during the first quarter of 2008 relating to the financial condition of this entity caused concern that recovery back to carrying value would not occur in the near term. As such, it was deemed prudent to mark the security down to current fair value. This charge was offset by approximately $90,000 in gains from the sale of securities during the quarter. The gains from sales in the first quarter of 2008 and 2007 were made in the ordinary course of business. The proceeds from the sales were used primarily to pay down borrowings and fund loans.

Other Expense

The following table presents the principal categories of other expense during the three months ended March 31, 2008 and 2007.

	Three Months Ended March 31,
(Dollars in Thousands)	2008	2007	Amount Increase (Decrease)	Percent Change

Salaries and employee benefits	$ 2,352	$ 3,142	$ (790)	(25.14)
Occupancy, net	759	723	36	4.98
Premises and equipment	366	462	(96)	(20.78)
Professional and consulting	172	539	(367)	(68.09)
Stationery and printing	95	159	(64)	(40.25)
Marketing and advertising	160	163	(3)	(1.84)
Computer expense	141	165	(24)	(14.55)
Other	908	1,075	(167)	(15.53)
Total other expense	$ 4,953	$ 6,428	$ (1,475)	(22.95)

For the three months ended March 31, 2008, total other expense declined $1.5 million or 22.95 percent from the comparable three months ended March 31, 2007.

Salary and employee benefit expense for the quarter ended March 31, 2008 decreased by $790,000 or 25.14 percent to $2.4 million as compared to the same period last year. This reduction was primarily attributable to reductions in staff, pension curtailment and elimination of certain benefit plans. Full-time equivalent staffing levels were 167 at March 31, 2008 compared to 172 as of December 31, 2007 and 187 at March 31, 2007.

Occupancy and premises and equipment expenses for the quarter ended March 31, 2008 decreased $60,000 or 5.06 percent from the comparable three-month period in 2007. The decrease in occupancy and equipment expenses reflects lower depreciation costs associated with the reduction of bank facilities offset by higher operating costs (utilities, rent, real-estate taxes and general repair and maintenance) for the remaining facilities.

Professional and consulting expense for the three month period ended March 31, 2008 declined by $367,000 or 68.09 percent compared to the comparable quarter of 2007 due to a decrease in legal and consulting fees.

Stationery and printing expense for the three months ended March 31, 2008 decreased $64,000 or 40.25 percent from the comparable period in 2007 due to a decline in expense related to marketing and advertising printing materials.

Computer expense for the three-month period ended March 31, 2008 decreased $24,000 or 14.55 percent compared to the same quarter of 2007 due to a decrease in fees for ADP payroll and other computer services.

Other expense for the first quarter of 2008 totaled $908,000, a decrease of $167,000 or 15.53% from the comparable period in 2007. The decrease in such expense was primarily attributable to reduced levels of postage and freight, director fees, other professional and loan appraisal fees.

The Corporation recently announced a number of cost cutting initiatives, including outsourcing partnerships with Compushare, PHH Mortgage and Atlantic Central Bankers Bank Banking and Infrastructure and Technology Services, Inc. program. Once implemented, these initiatives collectively are expected to reduce operating expense by approximately $600,000 annually. This projection represents a forward-looking statement under the Private Securities Litigation Reform Act of 1995. Actual results could differ materially as a result of unanticipated needs for additional personnel or other anticipated factors. Additionally, in February of 2008, the Corporation completed the sale of its Florham Park office for $2.4 million, which approximated the carrying value.

Provision for Income Taxes

For the quarter ended March 31, 2008, the Corporation recorded an income tax expense of $233,000, as compared with a tax benefit of $706,000 for the quarter ended March 31, 2007. In the 2007 period, the tax benefit resulted in part from change in the Corporation’s business entity structure, which led to the recognition of a $407,000 tax benefit. The effective tax rates for the Corporation for the respective quarterly periods ended March 31, 2008 and 2007 were 16.1 percent and (117.1) percent, respectively.

Recent Accounting Pronouncements

Note 3 of the Consolidated Financial Statements discusses recent accounting pronouncements adopted by the Corporation during 2008 and the expected impact of accounting standards recently issued or proposed but not yet required to be adopted. To the extent the adoption of new accounting standards materially affects financial condition, results of operations or liquidity, the impacts are discussed in the applicable sections of this financial review and notes to the consolidated financial statements.

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

At March 31, 2008, the Corporation reflects a positive interest sensitivity gap (or an interest sensitivity ratio of 1.46:1.00) at the cumulative one-year position. During most of 2007 and all of 2006 and 2005, the Corporation had a negative interest sensitivity gap. The falling rates and a flattening of the yield curve during 2007 affected net interest margins. Based on management’s perception that interest rates will continue to be volatile, projected increased levels of prepayments on the earning-asset portfolio and the current level of interest rates, emphasis has been, and is expected to continue to be, placed on interest-sensitivity matching with the objective of stabilizing the net interest spread during 2007. However, no assurance can be given that this objective will be met.

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

Liquidity is measured and monitored for the Corporation’s bank subsidiary, Union Center National Bank (the “Bank”). The Corporation reviews its net short-term mismatch. This measures the ability of the Corporation to meet obligations should access to Bank dividends be constrained. At March 31, 2008, the Parent Corporation had $1.0 million in cash and short-term investments compared to $682,000 at March 31, 2007. The change in cash at the Parent Corporation level was due in part to the use of funds for the Corporation’s common stock buyback program. Expenses at the Parent Corporation are moderate and management believes that the Parent Corporation has adequate liquidity to fund its obligations.

Certain provisions of long-term debt agreements, primarily subordinated debt, prevent the Corporation from creating liens on, disposing of or issuing voting stock of subsidiaries. As of March 31, 2008, the Corporation was in compliance with all covenants and provisions of these agreements.

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

Anticipated cash-flows at March 31, 2008, projected to April 1, 2009, indicates that the Bank’s liquidity should remain strong, with an approximate projection of $332.0 million in anticipated cash flows over the next twelve months. This projection represents a forward-looking statement under the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from this projection depending upon a number of factors, including the liquidity needs of the Bank’s customers, the availability of sources of liquidity and general economic conditions.

Deposits

Total deposits decreased $76.2 million or 10.89 percent to $622.9 million on March 31, 2008 from $699.1 million at December 31, 2007. Total non-interest-bearing deposits increased from $111.4 million at December 31, 2007 to $117.0 million at March 31, 2008, an increase of $5.6 million or 5.05 percent. The increase is attributable to growth in business activity. Interest bearing demand, savings and time deposits decreased $81.8 million at March 31, 2008 as compared to December 31, 2007. The decline was primarily the result of a moderation in the yield curve due to recent FOMC actions and the Corporation’s decision to reduce its dependency on more rate sensitive high costing funds, which were subject to maturity and repricing in favor of lower costing wholesale funds available. More volatile certificates of deposit of $100,000 or more declined as well as part of this strategy.

The Corporation derives a significant proportion of its liquidity from its core deposit base. For the three-month period ended March 31, 2008, core deposits, comprised of total demand deposits, savings and money market accounts, decreased by $68.8 million or 12.5 percent from December 31, 2007 to $481.0 million at March 31, 2008. At March 31, 2008, core deposits were 77.2 percent of total deposits compared to 78.6 percent at year-end 2007. Alternatively, the Corporation uses a more stringent calculation for the management of its liquidity positions internally which consists of total demand and savings accounts (excluding money market accounts greater than $100,000) and excludes time deposits as part of core deposits as a percentage of total deposits. This number declined by $23.3 million or 6.52 percent from December 31, 2007 to March 31, 2008 and represented 53.7 percent of total deposits at March 31, 2008 as compared with 51.2 percent at December 31, 2007.

More volatile rate sensitive deposits, concentrated in certificates of deposit $100,000 and greater, increased to 9.9 percent of total deposits at March 31, 2008 from 9.2 percent at December 31, 2007. This change was due primarily to the Corporation’s decision to reduce its reliance on this segment of deposits in the current rate environment.

Core Deposit Mix

The following table depicts the Corporation’s core deposit mix at March 31, 2008 and December 31, 2007.

					Net Change
	March 31, 2008		December 31, 2007		Volume 2008
(Dollars in Thousands)	Amount	Percentage	Amount	Percentage	vs. 2007

Non-interest bearing deposits	$ 117,053	35.0	$ 111,422	31.1	$ 5,631
Interest-bearing demand	125,152	37.4	155,406	43.4	(30,254)
Regular savings	48,131	14.4	47,967	13.5	164
Money market deposits under $100	44,124	13.2	42,990	12.0	1,134
Total core deposits	$ 334,460	100.0	$ 357,785	100.0	$ (23,325)
Total deposits	$ 622,924		$ 699,070		$ (76,146)
Core deposits to total deposits	53.7%		51.2%

Borrowings

Total borrowings amounted to $279.0 million, reflecting an increase of $55.8 million from December 31, 2007. During the first quarter of 2008, the Corporation secured approximately $45 million of longer term funding with a weighted average rate of 2.67 percent in an effort to support continued loan growth.

Cash Flows

The consolidated statements of cash flows present the changes in cash and cash equivalents from operating, investing and financing activities. During the three months ended March 31, 2008, cash and cash equivalents (which decreased overall by $9.6 million) were provided on a net basis by investing activities in the amount of approximately $18.0 million, primarily from the maturities and sales of investment securities offset in part by securities purchases and an increase in the loan portfolio. Cash was used in the amount of $5.5 million in operating activities and $22.1 million in financing activities, primarily due to a decrease in deposits of $76.1 million, partially offset by an increase in short term borrowings and FHLB advances of $55.8 million.

In comparison, as set forth in the consolidated statements of cash flows for the three months ended March 31, 2007, cash and cash equivalents (which increased overall by $10.3 million) were provided on a net basis by investing activities in the amount of approximately $7.2 million and in financing activities in the amount of approximately $3.4 million. Cash provided for the period was offset in part by $391,000 of net cash used in operating activities. At March 31, 2008 and 2007, the Corporation had $6.1 million and $6.0 million, respectively, of commitments to settle sales of securities under trade date accounting. The receivable was recorded in other assets.

Stockholders’ Equity

Total stockholders’ equity amounted to $85.4 million or 8.58 percent of total assets at March 31, 2008, compared to $85.3 million or 8.38 percent of total assets at December 31, 2007. Book value per common share was $6.51 at March 31, 2008, compared to $6.48 at December 31, 2007. Tangible book value (i.e., total stockholders’ equity less goodwill and other intangible assets) per common share was $5.20 at March 31, 2008 compared to $5.17 at December 31, 2007.

Tangible book value per share is a non-GAAP financial measure and represents tangible stockholders' equity (or tangible book value) calculated on a per common share basis. The Corporation believes that a disclosure of tangible book value per share may be helpful for those investors who seek to evaluate the Corporation's book value per share without giving effect to goodwill and other intangible assets. The following table presents a reconciliation of total book value per share to tangible book value per share as of March 31, 2008 and December 31, 2007.

	March 31,	December 31,
(Dollars in Thousands, Except per Share Data	2008	2007
Common shares outstanding	13,113,760	13,155,784
Stockholders’ equity	$ 85,401	$ 85,278
Less: Goodwill and other intangible assets	17,179	17,204
Tangible stockholders’ equity	$ 68,222	$ 68,074
Book value per share	$ 6.51	$ 6.48
Less: Goodwill and other intangible assets	1.31	1.31
Tangible book value per share	$ 5.20	$ 5.17

During the three months ended March 31, 2008, the Corporation purchased 63,898 shares of common stock at an average cost per share of $11.01 per share associated with its buy back program. In the comparable quarter of 2007, there were no shares repurchased. The Corporation purchased a total of 850,527 common shares during the twelve-months ended December 31, 2007 at an average cost per share of $11.79 per share. At March 31, 2008, there were 132,341 shares still available for repurchase under the Corporation’s stock buyback program.

Capital

The maintenance of a solid capital foundation continues to be a primary goal for the Corporation. Accordingly, capital plans and dividend policies are monitored on an ongoing basis. The most important objective of the capital planning process is to effectively balance the retention of capital to support future growth and the goal of providing stockholders with an attractive long-term return on their investment.

Risk-Based Capital/Leverage

The Tier I leverage capital at March 31, 2008 (defined as tangible stockholders’ equity for common stock and Trust Preferred Capital Securities) amounted to $78.7 million or 8.17 percent of total assets. At December 31, 2007, the Corporation’s Tier I leverage risk-based capital amounted to $79.1 million or 8.13 percent of average total assets.

Tier I capital excludes the effect of SFAS No. 115, which amounted to $4.8 million of net unrealized losses, after tax, on securities available-for-sale (reported as a component of accumulated other comprehensive income which is included in stockholders’ equity) and goodwill and intangible assets of $17.2 million as of March 31, 2008.

United States bank regulators have issued guidelines establishing minimum capital standards related to the level of assets and off balance-sheet exposures adjusted for credit risk. Specifically, these guidelines categorize assets and off balance-sheet items into four risk-weightings and require banking institutions to maintain a minimum ratio of capital to risk-weighted assets.

At March 31, 2008, the Corporation’s Tier 1 and total risk-based capital ratios were 11.48 percent and 12.25 percent, respectively. These ratios are well above the minimum guidelines of capital to risk-adjusted assets in effect as of March 31, 2008.

The foregoing capital ratios are based in part on specific quantitative measures of assets, liabilities and certain off-statement of condition items as calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by the bank regulators regarding capital components, risk weightings and other factors. As of March 31, 2008, management believes that each of the Bank and the Parent Corporation meet all capital adequacy requirements to which it is subject.

Subordinated Debentures

On December 19, 2003, Center Bancorp Statutory Trust II, a statutory business trust and wholly-owned subsidiary of Center Bancorp, Inc., issued $5.0 million of, MMCapS capital securities to investors due on January 23, 2034.

The capital securities presently qualify as Tier I capital. The trust loaned the proceeds of this offering to the Corporation and received in exchange $5.2 million of the Parent Corporation’s subordinated debentures. The subordinated debentures are redeemable in whole or part, prior to maturity but after January 23, 2009. The floating interest rate on the subordinated debentures is three-month LIBOR plus 2.85% and reprices quarterly. The rate at March 31, 2008 was 6.10%.

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

This “Looking Forward” description constitutes a forward-looking statement under the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from those projected in the Corporation’s forward-looking statements due to numerous known and unknown risks and uncertainties, including the factors referred to in this quarterly report and in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

Based on the results of the interest simulation model as of March 31, 2008, and assuming that management does not take action to alter the outcome, the Corporation would expect an increase of 8.69 percent in net interest income if interest rates decreased 200 basis points from the current rates in a change as noted above over a 12-month period. In a rising rate environment, based on the results of the model as of March 31, 2008, the Corporation would expect a decrease of 6.77 percent in net interest income if interest rates increased by 200 basis points from current rates in a gradual change over a twelve month period.

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

Equity Price Risk

We are also exposed to equity price risk inherent in our portfolio of publicly traded equity securities, which had an estimated fair value of $1.8 million at March 31, 2008 and $1.7 million at December 31, 2007. We monitor our equity investments for impairment on a periodic basis. In the event that the carrying value of the equity investment exceeds its fair value, and we determine the decline in value to be other than temporary, we reduce the carrying value to its current fair value.

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

b) Changes in internal controls over financial reporting: There have been no changes in the Corporation’s internal controls over financial reporting that occurred during the Corporation’s last fiscal quarter to which this report relates that have materially affected, or are reasonable likely to materially affect, the Corporation’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

As of March 31, 2008, the Corporation has purchased 1,257,678 common shares at an average cost per share of $11.64 under stock buyback programs announced in 2006 and 2007. The repurchased shares were recorded as Treasury Stock, which resulted in a decrease in stockholders’ equity. During the three months ended March 31, 2008, there were 63,898 shares repurchased.

Information concerning the first quarter 2008 stock repurchases is set forth below.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs

January 1 through January 31, 2008	—	—	1,193,780	196,239
February 1 through February 29, 2008	49,698	$11.06	1,243,478	146,541
March 1 through March 31, 2008	14,200	10.83	1,257,678	132,341
Total	63,898	$11.01	1,257,678	132,341

Item 6. Exhibits

Exhibit 31.1	Certification of the Chief Executive Officer of the Corporation Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2	Certification of the Chief Financial Officer of the Corporation Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1	Certification of the Chief Executive Officer of the Corporation Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2	Certification of the Chief Financial Officer of the Corporation Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf, by the undersigned, thereunto duly authorized.

CENTER BANCORP, INC.

By:	/s/ A. Richard Abrahamian	By:	/s/ Anthony C. Weagley
	A. Richard Abrahamian, Treasurer (Chief Financial Officer)		Anthony C. Weagley, President and Chief Executive Officer

Date: May 9, 2008	Date: May 9, 2008