Form 10-Q
period 2008-06-30
CENTER BANCORP INC
filed 2008-08-11
CIK 712771

UNITED STATES OF AMERICA
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2008

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

Large accelerated Filer ☐  Accelerated filer ☒  Non-accelerated filer ☐ Smaller reporting company ☐
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Common Stock, No Par Value:	12,986,589
(Title of Class)	(Outstanding at July 31, 2008)

INDEX TO FORM 10-Q

		Page

PART I. – FINANCIAL INFORMATION

Item 1.	Financial Statements
	Consolidated Statements of Condition at June 30, 2008 (unaudited) and December 31, 2007	2
	Consolidated Statements of Income for the three months and six months ended June 30, 2008 and 2007 (unaudited)	3
	Consolidated Statements of Changes in Stockholders’ Equity for the six months ended June 30, 2008 and 2007 (unaudited)	4
	Consolidated Statements of Cash Flows for the six months ended June 30, 2008 and 2007 (unaudited)	5
	Notes to Consolidated Financial Statements	6-20

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21-37

Item 3.	Qualitative and Quantitative Disclosures about Market Risks	37-38

Item 4.	Controls and Procedures	38

PART II. – OTHER INFORMATION

Item 1.	Legal Proceedings	39

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	39

Item 4.	Submission of Matters to a Vote for Securities Holders	39

Item 6.	Exhibits	40

Signatures		41

Certifications

i

PART I – FINANCIAL INFORMATION

The following unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and, accordingly, do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2008, or for any other interim period. The Center Bancorp, Inc. 2007 Annual Report on Form 10-K should be read in conjunction with these financial statements.

Item 1. Financial Statements

CENTER BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CONDITION

(Dollars in Thousands)	June 30, 2008	December 31, 2007
	(unaudited)
ASSETS
Cash and due from banks	$16,172	$20,541
Federal funds sold and securities purchased under agreement to resell	-	49,490
Total cash and cash equivalents	16,172	70,031
Investment securities available-for-sale	253,780	314,194
Loans, net of unearned income	631,221	551,669
Less: Allowance for loan losses	5,660	5,163
Net Loans	625,561	546,506
Restricted investment in bank stocks, at cost	10,325	8,467
Premises and equipment, net	18,203	17,419
Accrued interest receivable	4,147	4,535
Bank owned life insurance	22,710	22,261
Other assets	18,384	17,028
Goodwill and other intangible assets	17,154	17,204
Total assets	$986,436	$1,017,645
LIABILITIES
Deposits:
Non-interest bearing	$110,891	$111,422
Interest-bearing
Time deposits $100 and over	94,270	63,997
Interest-bearing transactions, savings and time deposits $100 and less	416,029	523,651
Total deposits	621,190	699,070
Securities sold under agreement to repurchase	50,159	48,541
Short-term borrowings	10,900	1,123
Long-term borrowings	213,371	168,445
Subordinated debentures	5,155	5,155
Accounts payable and accrued liabilities	5,268	10,033
Total liabilities	906,043	932,367
STOCKHOLDERS’ EQUITY
Preferred stock, no par value:
Authorized 5,000,000 shares; none issued	—	—
Common stock, no par value:
Authorized 20,000,000 shares; issued 15,190,984 shares in 2008 and 2007; outstanding 13,016,075 shares in 2008 and 13,155,784 shares in 2007	86,908	86,908
Additional paid in capital	5,234	5,133
Retained earnings	15,438	15,161
Treasury stock, at cost (2,174,909 shares in 2008 and 2,035,200 shares in 2007)	(17,568)	(16,100)
Accumulated other comprehensive loss	(9,619)	(5,824)
Total stockholders’ equity	80,393	85,278
Total liabilities and stockholders’ equity	$986,436	$1,017,645

See the accompanying notes to the consolidated financial statements

CENTER BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	Three Months Ended June 30		Six Months Ended June 30,
(Dollars in Thousands, Except Per Share Data)	2008	2007	2008	2007
Interest income:
Interest and fees on loans	$8,677	$8,274	$17,148	$16,627
Interest and dividends on investment securities:
Taxable interest income	2,635	3,259	5,400	6,954
Non-taxable interest income	675	789	1,477	1,607
Dividends	213	366	456	727
Interest on Federal funds sold and securities purchased under agreement to resell	30	256	109	481
Total interest income	12,230	12,944	24,590	26,396
Interest expense:
Interest on certificates of deposit $100 or more	537	785	1,212	1,890
Interest on other deposits	2,499	4,484	5,868	8,750
Interest on borrowings	2,765	2,450	5,394	4,910
Total interest expense	5,801	7,719	12,474	15,550
Net interest income	6,429	5,225	12,116	10,846
Provision for loan losses	521	100	671	100
Net interest income after provision for loan losses	5,908	5,125	11,445	10,746
Other income:
Service charges, commissions and fees	513	436	1,042	855
Annuity and insurance	38	60	55	123
Bank owned life insurance	227	230	449	453
Net securities gains	225	341	225	929
Other income	113	110	211	227
Total other income	1,116	1,177	1,982	2,587
Other expense:
Salaries and employee benefits	2,524	2,834	4,876	5,976
Occupancy, net	734	629	1,493	1,352
Premises and equipment	356	436	722	898
Professional and consulting	190	599	362	1,138
Stationery and printing	118	115	213	274
Marketing and advertising	188	109	348	272
Computer expense	226	148	367	313
Other	852	1,186	1,760	2,261
Total other expense	5,188	6,056	10,141	12,484
Income before income tax expense (benefit)	1,836	246	3,286	849
Income tax expense (benefit)	428	(771)	661	(1,477)
Net income	$1,408	$1,017	$2,625	$2,326
Earnings per share:
Basic	$0.11	$0.07	$0.20	$0.17
Diluted	$0.11	$0.07	$0.20	$0.17
Weighted average common shares outstanding:
Basic	13,070,868	13,910,450	13,107,808	13,910,450
Diluted	13,083,558	13,990,642	13,123,136	13,986,680

See the accompanying notes to the consolidated financial statements

CENTER BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

(Dollars in thousands, except per share data)	Common Stock	Additional Paid In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity

Balance, December 31, 2006	$77,130	$4,535	$25,989	$(6,631)	$(3,410)	$97,613
Comprehensive income:
Net income			2,326			2,326
Other comprehensive loss, net of taxes					(1,727)	(1,727)
Total comprehensive income						599
Cash dividends declared ($0.171 per share)			(2,453)			(2,453)
5 percent stock dividend	9,772		(9,772)			—
Issuance cost of common stock			(10)			(10)
Stock based compensation expense		64				64
Balance, June 30, 2007	$86,902	$4,599	$16,080	$(6,631)	$(5,137)	$95,813

Balance, December 31, 2007	$86,908	$5,133	$15,161	$(16,100)	$(5,824)	$85,278
Comprehensive loss:
Net income			2,625			2,625
Other comprehensive loss, net of taxes					(3,795)	(3,795)
Total comprehensive loss						(1,170)
Cash dividends declared ($0.18 per share)			(2,343)			(2,343)
Issuance cost of common stock			(5)			(5)
Exercise of stock options (21,874 shares)		20		173		193
Stock based compensation expense		81				81
Treasury stock purchased (161,583 shares)				(1,641)		(1,641)
Balance, June 30, 2008	$86,908	$5,234	$15,438	$(17,568)	$(9,619)	$80,393

See the accompanying notes to the consolidated financial statements

CENTER BANCORP, INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,
(Dollars In Thousands)	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,625	$2,326
Adjustments to Reconcile Net Income to Net Cash Provided by (Used in) Operating Activities:
Depreciation and amortization	851	835
Stock-based compensation expense	81	64
Provision for loan losses	671	100
Net gains on sale of investment securities available for sale	(225)	(355)
Net gains on calls/sale of investment securities held to maturity	—	(574)
Net loss on premises and equipment and OREO	83	—
Decrease in accrued interest receivable	388	52
Increase in other assets	(696)	(2,090)
Decrease in other liabilities	(2,021)	(427)
Increase in cash surrender value of bank owned life insurance	(449)	(453)
Amortization of premium and accretion of discount on investment securities, net	38	79
Net cash provided by (used in) operating activities	1,346	(443)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of investment securities available-for-sale	29,793	119,845
Proceeds from maturities, calls and paydowns of securities held to maturity	—	7,098
Net purchases of restricted investment in bank stock	(1,858)	(494)
Proceeds from sales of investment securities available-for-sale	22,980	41,264
Proceeds from calls/sales of investment securities held to maturity	—	9,937
Purchase of securities available-for-sale	(2,263)	(170,692)
Purchase of securities held to maturity	—	(2,000)
Net (increase) decrease in loans	(79,726)	16,653
Purchases of premises and equipment	(1,660)	(660)
Proceeds on premises and equipment	18	310
Proceeds from sale of OREO	452	—
Proceeds from the sale of branch facility	2,414	—
Net cash (used in) provided by investing activities	(29,850)	21,261
CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in deposits	(77,880)	(48,760)
Net increase in short-term borrowings and securities sold under agreements to repurchase	21,395	21,599
Proceeds from FHLB advances	35,000	—
Payment on FHLB advances	(74)	(11,194)
Dividends paid	(2,343)	(2,453)
Issuance cost of common stock	(5)	(10)
Exercise of stock options	193	—
Purchase of treasury stock	(1,641)	—
Net cash used in financing activities	(25,355)	(40,818)
Net decrease in cash and cash equivalents	(53,859)	(20,000)
Cash and cash equivalents at beginning of period	70,031	44,363
Cash and cash equivalents at end of period	$16,172	$24,363
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Noncash investment activities:
Trade date accounting settlement for investments	$3,552	$—
Cash paid during year for:
Interest paid on deposits and borrowings	$12,325	$15,766
Income taxes	$2,252	$319

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, due from banks, federal funds sold, and securities purchased under agreements to resell which are generally available within one day.

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

Securities are evaluated on at least a quarterly basis, and more frequently when market conditions warrant such an evaluation, to determine whether a decline in their value is other-than-temporary. To determine whether a loss in value is other-than-temporary, management utilizes criteria such as the reasons underlying the decline, the magnitude and the duration of the decline and the intent and ability of the Corporation to retain its investment in the security for a period of time sufficient to allow for an anticipated recovery in the fair value. The term “other-than-temporary” is not intended to indicate that the decline is permanent, but indicates that the prospects for a near-term recovery of value is not necessarily favorable, or that there is a lack of evidence to support a realizable value equal to or greater than the carrying value of the investment. Once a decline in value is determined to be other-than-temporary, the value of the security is reduced and a corresponding charge to earnings is recognized. An impairment charge on certain equity investment securities of approximately $101,000 and $191,000 was recognized during the three and six months ended June 30, 2008, respectively. No impairment charge was recognized during the three or six months ended June 30, 2007.

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

CENTER BANCORP, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Summary of Significant Accounting Policies – (continued)

The Corporation has defined its population of impaired loans to include, at a minimum, non-accrual loans and loans internally classified as substandard or below, in each instance above an established dollar threshold of $200,000. All loans below the established dollar threshold are considered homogenous and are collectivelyevaluated for impairment.

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

Premises and Equipment

Land is carried at cost and bank premises and equipment at cost less accumulated depreciation based on estimated useful lives of assets, computed principally on a straight-line basis. Expenditures for maintenance and repairs are charged to operations as incurred; major renewals and betterments are capitalized. Gains and losses on sales or other dispositions are recorded as a component of other income or other expenses. In September 2007, the Corporation reclassified its Florham Park office building from premises to held for sale, which is included in other assets, and entered into a contract to sell that property. On February 29, 2008, the Corporation completed the sale of that property for $2.4 million, which approximated the carrying value.

Other Real Estate Owned

Other real estate owned (“OREO”), representing property acquired through foreclosure and held for sale, are initially recorded at fair value less cost to sell at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosures, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell. Costs relating to holding the assets are charged to expenses. During the second quarter of 2008, the Corporation recorded a $26,000 loss on the sale of two OREO properties, which had a carrying value of $478,000.

Mortgage Servicing

The Corporation performs various servicing functions on loans owned by others. A fee, usually based on a percentage of the outstanding principal balance of the loan, is received for those services. At June 30, 2008 and December 31, 2007, the Corporation was servicing approximately $10.7 million and $12.1 million, respectively, of loans for others.

The Corporation accounts for its transfers and servicing of financial assets in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” The Corporation originates mortgages under plans to sell those loans and service the loans owned by the investor. The Corporation records mortgage servicing rights and the loans based on relative fair values at the date of sale. The balance of mortgage servicing rights at June 30, 2008 and December 31, 2007 are immaterial to the Corporation’s consolidated financial statements.

Loans Held for Sale

Mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregated costs or estimated fair value. Gains and losses on sales of loans are also accounted for in accordance with SFAS No. 134 “Accounting for Mortgage Securities retained after Securitizations or Mortgage Loans Held for Sale by a Mortgage Banking Enterprise.” There were no loans held for sale at June 30, 2008 and December 31, 2007.

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

Earnings per common share have been computed based on the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share amounts)	2008	2007	2008	2007

Net income	$1,408	$1,017	$2,625	$2,326
Average number of common shares outstanding	13,071	13,911	13,108	13,910
Effect of dilutive options	13	80	15	77
Average number of common shares outstanding used
to calculate diluted earnings per common share	13,084	13,991	13,123	13,987
Net income per share:
Basic	$0.11	$0.07	$0.20	$0.17
Diluted	$0.11	$0.07	$0.20	$0.17

Treasury Stock

From time to time, and most recently on June 26, 2008, the Board of Directors of the Corporation has authorized management to repurchase shares of common stock pursuant to a stock buyback program. As of June 26, 2008, the Corporation was authorized to repurchase up to an additional 649,712 shares of its common stock pursuant to such authorizations. Repurchases may be made from time to time as, in the opinion of management, market conditions warrant, in the open market or in privately negotiated transactions. Shares repurchased will be added to the corporate treasury and will be used for future stock dividends and other issuances. As of June 30, 2008, Center Bancorp had approximately 13.0 million shares of common stock outstanding. As of June 30, 2008, the Corporation had purchased 1,355,363 common shares at an average cost per share of $11.50 under the stock buyback program. The repurchased shares were recorded as Treasury Stock, which resulted in a decrease in stockholders’ equity. Treasury stock is recorded using the cost method and accordingly is presented as a reduction of stockholders’ equity.

CENTER BANCORP, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Summary of Significant Accounting Policies  - (continued)

Goodwill

Goodwill represents the excess of the cost of an acquisition over the fair value of net assets acquired. Goodwill is tested at least annually for impairment. No impairment of goodwill was recorded for the three months or six months ended June 30, 2008 and 2007.

Comprehensive Income

Total comprehensive income includes all changes in equity during a period from transactions and other events and circumstances from non-owner sources. The Corporation’s other comprehensive income is comprised of unrealized holding gains and losses on securities available-for-sale and the effects of the pension liability.

Disclosure of comprehensive income for the six months ended June 30, 2008 and 2007 is presented in the Consolidated Statements of Changes in Stockholders’ Equity and presented in detail in Note 4.

Bank Owned Life Insurance

During 2001, the Corporation invested $12.5 million in Bank Owned Life Insurance (“BOLI”) to help offset the rising cost of employee benefits, and made subsequent investments of $2.5 million in 2004 and $2.0 million in 2006. The change in the cash surrender value of the BOLI was recorded as a component of other income and amounted to $449,000 in the first six months of 2008 and $453,000 in the similar period of 2007.

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

Advertising Costs

The Corporation recognizes its marketing and advertising cost as incurred. Advertising costs were $348,000 and $272,000 for the six months ended June 30, 2008 and 2007, respectively.

Note 2 — Stock Based Compensation

At June 30, 2008, the Corporation maintained two stock-based compensation plans from which new grants could be issued. The Corporation’s Stock Option Plans permit Parent Corporation common stock to be issued to key employees and directors of the Corporation and its subsidiaries. The options granted under the plans are intended to be either Incentive Stock Options or Non-qualified Options. Under the 1999 Employee Stock Incentive Plan, an aggregate of 228,151 shares remain available for grant under the plan as of June 30, 2008 and are authorized for issuance. Under the 2003 Non-Employee Director Stock Option Plan, an aggregate total of 460,234 shares remain available for grant under the plan as of June 30, 2008 and are authorized for issuance. Such shares may be treasury shares, newly issued shares or a combination thereof.

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

Stock-based compensation expense for all share-based payment awards granted after December 31, 2005 is based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. The Corporation recognizes these compensation costs net of a forfeiture rate and recognizes the compensation costs for only those shares expected to vest on a straight-line basis over the requisite service period of the award, which is generally the option vesting term of 3 years. The Corporation estimated the forfeiture rate based on its historical experience during the preceding seven fiscal years.

For the six months ended June 30, 2008, the Corporation’s income before income taxes and net income was reduced by $81,000 and $49,000, respectively, as a result of the compensation expense related to stock options. For the six months ended June 30, 2007, the Corporation’s income before income taxes and net income was reduced by $64,000 and $39,000, respectively, as a result of such expense.

Under the principal option plans, the Corporation may grant restricted stock awards to certain employees. Restricted stock awards are non-vested stock awards. Restricted stock awards are independent of option grants and are generally subject to forfeiture if employment terminates prior to the release of the restrictions. Such awards generally vest within 30 days to five years from the date of grant. During that period, ownership of the shares cannot be transferred. Restricted stock has the same cash dividend and voting rights as other common stock and is considered to be currently issued and outstanding. The Corporation expenses the cost of the restricted stock awards, which is determined to be the fair market value of the shares at the date of grant, ratably over the period during which the restrictions lapse. There were no restricted stock awards outstanding at June 30, 2008 and 2007.

There were 38,203 shares of common stock options granted during both the six months ended June 30, 2008 and 2007. The fair value of share-based payment awards was estimated using the Black-Scholes option pricing model with the following assumptions and weighted average fair values:

	Stock Options	Stock Options
	Six-Months Ended June 30, 2008	Six-Months Ended June 30, 2007

Weighted average fair value of grants	$3.10	$6.48
Risk-free interest rate	3.03%	4.92%
Dividend yield	2.43%	2.51%
Expected volatility	30.2%	47.4%
Expected life in months	88	72

CENTER BANCORP, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 — Stock Based Compensation – (continued)

Option activity under the principal option plans as of June 30, 2008 and changes during the six-months ended June 30, 2008 were as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
			(In Years)

Outstanding at December 31, 2007	264,355	$6.07 – 15.73
Granted	38,203	$11.15
Exercised	(21,874)	—
Forfeited/cancelled/expired	(81,420)	$10.50-15.73
Outstanding at June 30, 2008	199,264	$6.07 – 15.73	6.33	$76,130
Exercisable at June 30, 2008	139,347	$6.07 – 15.73	5.17	$76,130

The aggregate intrinsic value of options above represents the total pretax intrinsic value (the difference between the Corporation’s closing stock price on the last trading day of the second quarter of fiscal 2008 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2008. This amount changes based on the fair market value of the Corporation’s stock.

As of June 30, 2008, there was approximately $248,000 of total unrecognized compensation expense relating to unvested stock options. These costs are expected to be recognized over a weighted average period of 2.6 years.

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

Note 3 — Recent Accounting Pronouncements  – (continued)

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

SFAS No. 161

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

SFAS No. 162

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”, to clarify the sources of accounting principles used in the preparation of financial statements in the United States. This new guidance is expected to become effective in 2008 and is not expected to have a material effect on the Corporation’s consolidated financial statements.

CENTER BANCORP, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 — Recent Accounting Pronouncements  – (continued)

SAB 109

Staff Accounting Bulletin No. 109 (“SAB 109”), “Written Loan Commitments Recorded at Fair Value through Earnings” expresses the views of the staff regarding written loan commitments that are accounted for at fair value through earnings under generally accepted accounting principles. To make the staff’s views consistent with current authoritative accounting guidance, the SAB revises and rescinds portions of SAB No. 105, “Application of Accounting Principles to Loan Commitments.” Specifically, the SAB revises the SEC staff’s views on incorporating expected net future cash flows related to loan servicing activities in the fair value measurement of a written loan commitment. The SAB retains the staff’s views on incorporating expected net future cash flows related to internally-developed intangible assets in the fair value measurement of a written loan commitment. The staff expects registrants to apply the views in Question 1 of SAB 109 on a prospective basis to derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. The new guidance became effective for the Corporation on January 1, 2008 and did not have a material effect on the Corporation’s consolidated financial statements.

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

EITF 06-11

In June 2007, the EITF reached a consensus on Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards” (“EITF 06-11”). EITF 06-11 states that an entity should recognize a realized tax benefit associated with dividends on nonvested equity shares, nonvested equity share units and outstanding equity share options charged to retained earnings as an increase in additional paid in capital. The amount recognized in additional paid in capital should be included in the pool of excess tax benefits available to absorb potential future tax deficiencies on share-based payment awards. EITF 06-11 should be applied prospectively to income tax benefits of dividends on equity-classified share-based payment awards that are declared in fiscal years beginning after December 15, 2007. The new guidance became effective for the Corporation on January 1, 2008 and did not have a material effect on the Corporation’s consolidated financial statements.

CENTER BANCORP, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 — Recent Accounting Pronouncements  – (continued)

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

The changes in the components of other comprehensive income (loss), net of taxes, were as follows for the following fiscal periods:

(Dollars in Thousands)	Before Tax Amount	Tax Benefit (Expense)	Net of Tax Amount

For the six month period ended June 30, 2008:
Net unrealized losses on available for sale securities
Net unrealized holding losses arising during period	$(6,314)	$2,653	$(3,661)
Less reclassification adjustment for net gains arising during the period	225	(91)	134
Net unrealized losses	$(6,539)	$2,744	$(3,795)
Other comprehensive loss, net	$(6,539)	$2,744	$(3,795)

For the six month period ended June 30, 2007:
Net unrealized losses on available for sale securities
Net unrealized holding losses arising during the period	$(2,202)	$988	$(1,214)
Less reclassification adjustment for net gains arising during the period	929	(318)	611
Net unrealized losses	(3,131)	1,306	(1,825)
Change in pension liability due to settlement of pension curtailment	163	(65)	98
Other comprehensive loss, net	$(2,968)	$1,241	$(1,727)

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

Following is a description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy:

CENTER BANCORP, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 — Fair Value Measurements – (continued)

Assets

Securities available-for-sale

Where quoted prices are available in an active market, securities are classified with Level 1 of the valuation hierarchy. Level 1 inputs include securities that have quoted prices in active markets for identical assets. If quoted  market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics, or discounted cash flows. Examples of instruments, which would generally be classified within Level 2 of the valuation hierarchy, include certain collateralized mortgage and debt obligations and certain high-yield debt securities. In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within Level 3 of the valuation hierarchy. The Corporation’s current portfolio does not have any Level 3 securities as of June 30, 2008. When measuring fair value, the valuation techniques available under the market approach, income approach and/or cost approach are used. The Corporation’s evaluations are based on market data and the Corporation employs combinations of these approaches for its valuation methods depending on the asset class.

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

Other Real Estate Owned

Certain assets such as other real estate owned (OREO) are measured at fair value less cost to sell. The Corporation believes that the fair value component in its valuation follows the provisions of SFAS No. 157. Fair value of OREO is determined by sales agreements. Costs to sell associated with OREO is based on estimation per the terms and conditions of the sales agreements. During the quarter ended June 30, 2008, the Corporation recorded a $26,000 loss on the sale of two OREO properties, which had a carrying value of $478,000. Accordingly, at June 30, 2008, the Corporation had no other real estate owned.

Assets measured at fair value at June 30, 2008 are as follows:

	Fair Value Measurements at Reporting Date Using
(Dollars in Thousands)	June 30, 2008	Quoted Prices in Active markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Instruments Measured at Fair Value on a Recurring Basis:
Securities available-for-sale	$253,780	$6,394	$247,386	$-
Financial Instruments Measured at Fair Value on a Non-Recurring Basis:
Impaired loans	362	-	362	-
Loans held for sale	-	-	-	-

Liabilities

The Corporation did not identify any liabilities that are required to be presented at fair value.

CENTER BANCORP, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 — Components of Net Periodic Pension Cost

The following table sets forth the net periodic pension cost for the pension plans for the three and six months ended June 30, 2008 and 2007.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2008	2007	2008	2007

Service cost	$-	$243	$-	$507
Interest cost	175	163	350	323
Expected return on plan assets	(165)	(182)	(329)	(359)
Net amortization and deferral	-	1	-	11
Net periodic benefit cost	$10	$225	$21	$482

Contributions

The Corporation previously disclosed in its consolidated financial statements for the year ended December 31, 2007, that it expects to contribute $250,000 to its pension plans in 2008. For the six months ended June 30, 2008, the Corporation did not contribute to its pension plans.

Note 7 — Income Taxes

In June 2006, the FASB issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), which clarifies the accounting for uncertainty in tax positions.

The Corporation adopted the provisions of FIN 48 as of January 1, 2007. The adoption of FIN 48 did not impact the Corporation’s consolidated financial condition, results of operations or cash flows. At June 30, 2008 and December 31, 2007, the Corporation had unrecognized tax benefits of $2.5 million and $2.5 million, respectively, which primarily related to uncertainty regarding the sustainability of certain deductions to be taken in 2008 and future U.S. Federal income tax returns related to the liquidation of the Corporation’s New Jersey REIT subsidiary. To the extent these unrecognized tax benefits are ultimately recognized, they will impact the effective tax rate in a future period. At June 30, 2008, the Corporation recorded approximately $107,000 in interest expense as a component of tax expense related to the unrecognized tax benefit.

Note 8 — Borrowed Funds

1.	Short-Term Borrowings:

Short-term borrowings, which consist primarily of securities sold under agreements to repurchase, Federal Home Loan Bank (“FHLB”) advances and Federal funds purchased generally have maturities of less than one year.
The details of these borrowings are presented in the following table.

(Dollars in Thousands)	June 30, 2008

Short-term borrowings:
Average interest rate:
At quarter end	2.20%
For the quarter	2.26%
Average amount outstanding during the quarter:	$65,717
Maximum amount outstanding at any month end:	$62,357
Amount outstanding at quarter end:	$61,059

CENTER BANCORP, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 — Borrowed Funds – (continued)

2.	Long-Term Borrowings:

Long-term borrowings, which consist primarily of FHLB advances and securities sold under agreements to repurchase, totaled $213.4 million and mature within one to ten years. The FHLB advances are secured by pledges of FHLB stock, 1-4 family mortgage and U.S. government and Federal agency obligations. At June 30, 2008, the FHLB advances and securities sold under agreements to repurchase had a weighted average interest rate of 4.09 percent and 4.96 percent, respectively, and are contractually scheduled for repayment as follows:

(Dollars in Thousands)	June 30, 2008

2008	$—
2009	—
2010	40,371
2011	22,000
2012	—
Thereafter	151,000
Total	$213,371

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

These subordinated debentures and the related income effects are not eliminated in the consolidated financial statements as the statutory business trusts are not consolidated in accordance with FASB interpretation No. 46
“Consolidation of Variable interest Entities.” Distributions on the subordinated debentures owned by the subsidiary trust are classified as interest expense in the Corporation’s consolidated statement of income. On December 18, 2006, the Corporation dissolved its Statutory Trust I, in connection with the redemption of $10.3 million of subordinated debentures.

The characteristics of the business trusts and capital securities have not changed with the deconsolidation of the trusts. The capital securities provide an attractive source of funds since they constitute Tier 1 capital for regulatory purposes, but have the same tax advantages as debt for Federal income tax purposes.

On March 1, 2005, the Board of Governors of the Federal Reserve System adopted a final rule that allows the continued inclusion of outstanding and prospective issuances of trust preferred securities in the Tier I capital of bank holding companies, subject to stricter quantitative limits and qualitative standards. The new quantitative limits become effective after a five-year transition period ending March 31, 2009. Under the final rules, trust preferred securities and other restricted core capital elements are limited to 25 percent of all core capital elements. Amounts of restricted core capital elements in excess of these limits may be included in Tier II Capital. At June 30, 2008, the only restricted core capital element owned by the Corporation is trust preferred securities. Based on a preliminary review of the final rule, the Corporation believes that its trust preferred issues qualify as Tier I Capital. However, in the event that the trust preferred issues would not qualify as Tier I Capital, the Corporation would remain well capitalized.

CENTER BANCORP, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 — Subordinated Debentures – (continued)

As of June 30, 2008, assuming the Corporation was not allowed to include the $5.2 million in subordinated debentures in Tier 1 capital, the Corporation would have had a Tier 1 capital ratio of 9.87 percent and a total risk based capital ratio of 10.63 percent.

To the extent that the trusts have funds available to make payments, as guarantor, the Corporation continues to unconditionally guarantee payment of: required distributions on the capital securities; the redemption price when a capital security is redeemed; and the amounts due if a Trust is liquidated or terminated. During the first six months of 2008, the business trusts did not repurchase any capital securities or related debentures.

Item 2. Management’s Discussion and Analysis (“MD&A”) of Financial Condition and Results of Operations

The purpose of this analysis is to provide the reader with information relevant to understanding and assessing the Corporation’s results of operations for the periods presented herein and financial condition as of June 30, 2008 and December 31, 2007. In order to fully appreciate this analysis, the reader is encouraged to review the consolidated financial statements and accompanying notes thereto appearing elsewhere in this report.

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

The Corporation’s accounting policies are fundamental to understanding Management’s Discussion and Analysis (“MD&A”) of financial condition and results of operations. The most significant accounting policies followed by the Corporation are presented in Note 1 of the Notes to Consolidated Financial Statements. The Corporation has identified its policies on the allowance for loan losses, issues relating to other-than-temporary impairment losses in the securities portfolio and the valuation of deferred tax assets to be critical because management must make subjective and/or complex judgments about matters that are inherently uncertain and could be most subject to revision as new information becomes available. Additional information on these policies can be found in Note 1 of the Notes to Consolidated Financial Statements.

Allowance for Loan Losses and Related Provision

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

Other-Than-Temporary Impairment of Securities

Securities are evaluated on at least a quarterly basis, and more frequently when market conditions warrant such an evaluation, to determine whether a decline in their value is other-than-temporary. To determine whether a loss in value is other-than-temporary, management utilizes criteria such as the reasons underlying the decline, the magnitude and the duration of the decline and the intent and ability of the Corporation to retain its investment in the security for a period of time sufficient to allow for an anticipated recovery in the fair value. The term “other-than-temporary” is not intended to indicate that the decline is permanent, but indicates that the prospects for a near-term recovery of value is not necessarily favorable, or that there is a lack of evidence to support a realizable value equal to or greater than the carrying value of the investment. Once a decline in value is determined to be other-than-temporary, the value of the security is reduced and a corresponding charge to earnings is recognized. An impairment charge on certain equity investment securities of approximately $101,000 and $191,000 was recognized during the three and six months ended June 30, 2008, respectively. No impairment charge was recognized during the three or six months ended June 30, 2007.

Income Taxes

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

Fluctuations in the actual outcome of these future tax consequences could impact the Corporation’s consolidated financial condition or results of operations. Note 7 of the Notes to Consolidated Financial Statements include additional discussion on the accounting for income taxes.

Earnings Analysis

Net income for the three months ended June 30, 2008 amounted to $1,408,000 compared to net income of $1,017,000 for the comparable three-month period ended June 30, 2007. The Corporation recorded earnings per diluted common share of $0.11 for the three months ended June 30, 2008 as compared with earnings of $0.07 per diluted common share for the three months ended June 30, 2007. The annualized return on average assets increased to 0.57 percent for the three months ended June 30, 2008 as compared to 0.40 percent for the comparable three-month period in 2007. The annualized return on average stockholders’ equity was 6.69 percent for the three-month period ended June 30, 2008 as compared to 4.15 percent for the three months ended June 30, 2007.

For the six months ended June 30, 2008, the Corporation recorded net income of $2,625,000 compared to net income of $2,326,000 for the comparable six-month period ended June 30, 2007. The Corporation recorded earnings per diluted common share of $0.20 for the six months ended June 30, 2008 as compared with earnings of $0.17 per diluted common share for the six months ended June 30, 2007. The annualized return on average assets increased to 0.53 percent for the six months ended June 30, 2008 as compared to 0.45 percent for the comparable six-month period in 2007. The annualized return on average stockholders’ equity was 6.14 percent for the six-month period ended June 30, 2008 as compared to 4.76 percent for the six months ended June 30, 2007.

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

Net Interest Income
(tax-equivalent basis)

	Three Months Ended June 30,				Six Months Ended June 30,
			Increase	Percent			Increase	Percent
(Dollars in thousands)	2008	2007	(Decrease)	Change	2008	2007	(Decrease)	Change
Interest income:
Investments	$3,688	$4,742	$(1,054)	(22.23)	$7,774	$9,974	$(2,200)	(22.06)
Loans, including fees	8,677	8,274	403	4.87	17,148	16,627	521	3.13
Federal funds sold and securities purchased under agreement to resell	30	256	(226)	(88.28)	109	481	(372)	(77.34)
Restricted investment in bank stocks, at cost	182	139	43	30.94	337	264	73	27.65
Total interest income	$12,577	$13,411	(834)	(6.22)	25,368	27,346	(1,978)	(7.23)
Interest expense:
Time deposits of $100 or more	537	785	(248)	(31.59)	1,212	1,890	(678)	(35.87)
All other deposits	2,499	4,484	(1,985)	(44.27)	5,868	8,750	(2,882)	(32.94)
Borrowings	2,765	2,450	315	12.86	5,394	4,910	484	9.86
Total interest expense	5,801	7,719	(1,918)	(24.85)	12,474	15,550	(3,076)	(19.78)
Net interest income on a fully tax-equivalent basis	6,776	5,692	1,084	19.04	12,894	11,796	1,098	9.31
Tax-equivalent adjustment	(347)	(467)	120	25.70	(778)	(950)	172	18.11
Net interest income	$6,429	$5,225	$1,204	23.04	$12,116	$10,846	$1,270	11.71

Note: The tax-equivalent adjustment was computed based on an assumed statutory Federal income tax rate of 34 percent. Adjustments were made for interest earned on tax-advantaged instruments.

Net interest income on a fully tax-equivalent basis increased $1.1 million or 19.0 percent to $6.8 million for the three months ended June 30, 2008 as compared to the same period in 2007. For the three months ended June 30, 2008, the net interest margin increased 57 basis points to 3.00 percent from 2.43 percent during the three months ended June 30, 2007 due primarily to lower rates paid on interest-bearing liabilities. For the three months ended June 30, 2008, a decrease in the average yield on interest-earning assets of 15 basis points was more than offset by a decrease in the average cost of interest-bearing liabilities of 95 basis points, which increased the Corporation’s net interest spread by 80 basis points for the period. On a linked sequential basis, net interest spread and margin improved by 33 basis points and 26 basis points, respectively, from the three months ended March 31, 2008 to the three months ended June 30, 2008.

Net interest income on a fully tax-equivalent basis increased $1.1 million or 9.3 percent to $12.9 million for the six months ended June 30, 2008 as compared to the same period in 2007. For the six months ended June 30, 2008, the net interest margin increased 38 basis points to 2.87 percent from 2.49 percent during the six months ended June 30, 2007 due primarily to lower rates paid on interest-bearing liabilities. For the six months ended June 30, 2008, a decrease in the average yield on interest-earning assets of 12 basis points was more than offset by a decrease in the average cost of interest-bearing liabilities of 68 basis points, which increased the Corporation’s net interest spread by 56 basis points for the period.

For the three-month period ended June 30, 2008, interest income on a tax-equivalent basis decreased by $0.8 million or 6.2 percent from the comparable three-month period in 2007. This decrease was due primarily to a decline in balances of the Corporation’s investment securities portfolio. The Corporation’s loan portfolio increased on average $68.9 million to $601.7 million from $532.8 million in the same quarter in 2007, primarily driven by growth in commercial real estate business related sectors of the loan portfolio. The loan portfolio represented approximately 66.6 percent of the Corporation’s interest-earning assets on average during the second quarter of 2008 as compared to 56.8 percent in the same quarter in 2007. The increase in loan volume was more than offset by a decline in the volume of the Corporation’s investment portfolio. Average investment volume decreased during the period by $92.2 million on average compared to the second quarter of 2007.

For the six-month period ended June 30, 2008, interest income on a tax-equivalent basis decreased by $2.0 million or 7.2 percent from the comparable six-month period in 2007. This decrease was due primarily to a decline in balances of the Corporation’s investment securities portfolio. The Corporation’s loan portfolio increased on average $46.8 million to $583.7 million from $536.9 million in the same period in 2007, primarily driven by growth in commercial real estate business related sectors of the loan portfolio. The loan portfolio represented approximately 65.0 percent of the Corporation’s interest-earning assets on average during the first six months of 2008 as compared to 56.7 percent in the same period in 2007. The increase in loan volume was more than offset by a decline in the volume of the Corporation’s investment portfolio. Average investment volume decreased during the period by $88.5 million on average compared to the same period of 2007.

The Federal Reserve Open Market Committee (FOMC) reduced rates four times during the first six months of 2008 in addition to the two rate reductions during the fourth quarter of 2007, for a total of 275 basis points. This action by the FOMC allowed the Corporation to further reduce liability costs in the later part of the first quarter and the second quarter of 2008.

For the three months ended June 30, 2008, interest expense declined by $1.9 million or 24.9 percent from the same period in 2007. The total cost of average interest-bearing liabilities decreased 95 basis points to 2.96 percent for the three months ended June 30, 2008 from 3.91 percent for the three months ended June 30, 2007. At the same time, the average volume of interest-bearing liabilities declined by $6.4 million. The reduction in the average balance of interest-bearing liabilities during the three months ended June 30, 2008 was primarily in savings and time deposits of $53.9 million, and other interest bearing deposits of $47.9 million, partially offset by increases of $22.4 million in money market deposits and $73.0 million in borrowings. Steps were taken during the fourth quarter of 2007 to improve the Corporation’s net interest margin by allowing the runoff of certain high rate deposits and to position the Corporation’s cash position for further outflows in the first and second quarters of 2008. The result was an improvement in the Corporation’s cost of funds and net interest margin. During the first three months of 2008, the Corporation secured approximately $45 million of longer term funding with a weighted average rate of 2.67 percent in an effort to support continued loan growth. As a result of these factors, for the three months ended June 30, 2008, the Corporation’s net interest spread on a tax-equivalent basis increased to 2.61 percent from 1.81 percent for the three months ended June 30, 2007.

For the six months ended June 30, 2008, interest expense declined by $3.1 million or 19.8 percent from the same period in 2007. The total cost of average interest-bearing liabilities decreased 68 basis points to 3.21 percent for the six months ended June 30, 2008 from 3.89 percent for the six months ended June 30, 2007. At the same time, the average volume of interest-bearing liabilities declined by $21.5 million. The reduction in the average balance of interest-bearing liabilities during the six months ended June 30, 2008 was primarily in savings and time deposits of $62.6 million, and other interest bearing deposits of $38.8 million, partially offset by increases of $25.4 million in money market deposits and $54.5 million in borrowings. For the six months ended June 30, 2008, the Corporation’s net interest spread on a tax-equivalent basis increased to 2.44 percent from 1.88 percent for the six months ended June 30, 2007.

The following table, “Analysis of Variance in Net Interest Income Due to Volume and Rates”, analyzes net interest income on a fully tax-equivalent basis by segregating the volume and rate components of various interest-earning assets and liabilities and the changes in the rates earned and paid by the Corporation.

Analysis of Variance in Net Interest Income Due to Volume and Rates

	Three Months Ended June 30, 2008/2007 Increase (Decrease) Due to Change In:			Six Months Ended June 30, 2008/2007 Increase (Decrease) Due to Change In:
	Average	Average	Net	Average	Average	Net
(Dollars in Thousands)	Volume	Rate	Change	Volume	Rate	Change
Interest-earning assets:
Investment securities:
Taxable	$(784)	$156	$(628)	$(1,677)	$170	$(1,507)
Non-Taxable	(412)	(14)	(426)	(644)	(49)	(693)
Loans, net of unearned income	1,019	(616)	403	1,401	(880)	521
Federal funds sold and securities
purchased under agreement to resell	(124)	(102)	(226)	(200)	(172)	(372)
Restricted investment in bank stock	44	(1)	43	74	(1)	73
Total interest-earning assets	$(257)	$(577)	$(834)	$(1,046)	$(932)	$(1,978)
Interest-bearing liabilities:
Money market deposits	227	(l,007)	(780)	501	(1,540)	(1,039)
Savings deposits	(34)	(201)	(235)	(84)	(393)	(477)
Time deposits	583	(1,455)	(872)	(1,151)	(565)	(1,717)
Other interest-bearing deposits	(268)	(78)	(346)	(476)	149	(327)
Borrowings and subordinated debentures	742	(427)	315	1,133	(650)	484
Total interest-bearing liabilities	1,250	(3,168)	(1,918)	(77)	(2,999)	(3,076)
Change in net interest income	$(1,507)	$2,591	$1,084	$(969)	$2,067	$1,098

The following table, “Average Statement of condition with Interest and Average Rates”, presents for the three and six months ended June 30, 2008 and 2007 the Corporation’s average assets, liabilities and stockholders’ equity. The Corporation’s net interest income, net interest spreads and net interest income as a percentage of interest-earning assets (net interest margin) are also reflected.

Average Statements of Condition with Interest and Average Rates

	Three Months Ended June 30,
	2008			2007
(Tax-Equivalent Basis, Dollars in Thousands)	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate

Assets:
Interest-earning assets:
Investment securities:(1)
Taxable	$214,866	$2,666	4.96%	$278,573	$3,294	4.73%
Tax-exempt	70,528	1,022	5.79	99,023	1,448	5.85
Loans, net of unearned income(2)	601,655	8,677	5.77	532,799	8,274	6.21
Federal funds sold and securities purchased under agreement to resell	5,540	30	2.16	19,635	256	5.22
Restricted investment in bank stocks	10,185	182	7.15	7,744	139	7.18
Total interest-earning assets	902,774	12,577	5.57	937,774	13,411	5.72
Non-interest-earning assets:
Cash and due from banks	15,146			18,212
Bank owned life insurance	22,574			21,687
Intangible assets	17,169			17,272
Other assets	36,741			34,867
Allowance for loan losses	(5,404)			(4,986)
Total non-interest earning assets	86,226			87,052
Total assets	$989,000			$1,024,826
Liabilities and stockholders’ equity
Interest-bearing liabilities:
Money market deposits	$162,145	$834	2.06%	$139,738	$1,614	4.62%
Savings deposits	63,659	136	0.85	70,735	371	2.10
Time deposits	141,047	1,340	3.80	187,906	2,211	4.71
Other interest-bearing deposits	132,491	727	2.19	180,440	1,073	2.38
Short-term borrowings and FHLB advances	279,109	2,691	3.86	206,073	2,346	4.55
Subordinated debentures	5,155	74	5.71	5,155	104	8.07
Total interest-bearing liabilities	783,606	5,801	2.96	790,047	7,719	3.91
Non-interest-bearing liabilities:
Demand deposits	114,333			130,291
Other non-interest-bearing deposits	411			410
Other liabilities	6,508			6,159
Total non-interest-bearing liabilities	121,252			136,860
Stockholders’ equity	84,142			97,919
Total liabilities and stockholders’ equity	$989,000			$1,024,826
Net interest income (tax-equivalent basis)		$6,776			$5,692
Net interest spread			2.61%			1.81%
Net interest income as percent of earning-assets (net interest margin)			3.00%			2.43%
Tax-equivalent adjustment(3)		(347)			(467)
Net interest income		$6,429			$5,225

(1) Average balances for available-for-sale securities are based on amortized cost

(2) Average balances for loans include loans on non-accrual status

(3) The tax-equivalent adjustment was computed based on a statutory Federal income tax rate of 34 percent.

Average Statements of Condition with Interest and Average Rates

	Six Months Ended June 30,
	2008			2007
(Tax-Equivalent Basis, Dollars in Thousands)	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Assets:
Interest-earning assets:
Investment securities:(1)
Taxable	$216,852	$5,519	5.09%	$282,874	$7,026	4.97%
Tax-exempt	78,773	2,255	5.72	101,267	2,948	5.82
Loans, net of unearned income(2)	583,654	17,148	5.88	536,863	16,627	6.19
Federal funds sold and securities purchased under agreement to resell	8,142	109	2.67	18,582	481	5.18
Restricted investment in bank stocks	9,991	337	6.74	7,800	264	6.77
Total interest-earning assets	897,412	25,368	5.65	947,386	27,346	5.77
Non-interest-earning assets:
Cash and due from banks	15,385			20,230
Bank owned life insurance	22,461			21,576
Intangible assets	17,181			17,286
Other assets	37,333			34,230
Allowance for loan losses	(5,321)			(4,973)
Total non-interest earning assets	87,039			88,349
Total assets	$984,451			$1,035,735
Liabilities and stockholders’ equity
Interest-bearing liabilities:
Money market deposits	$167,672	$2,174	2.59%	$142,320	$3,214	4.52%
Savings deposits	63,414	276	0.87	72,449	753	2.08
Time deposits	144,729	2,959	4.09	198,325	4,675	4.71
Other interest-bearing deposits	133,528	1,671	2.50	172,316	1,998	2.32
Short-term borrowings and FHLB advances	262,588	5,239	3.99	208,047	4,705	4.52
Subordinated debentures	5,155	155	6.03	5,155	205	7.95
Total interest-bearing liabilities	777,086	12,474	3.21	798,612	15,550	3.89
Non-interest-bearing liabilities:
Demand deposits	113,281			132,512
Other non-interest-bearing deposits	415			406
Other liabilities	8,138			6,511
Total non-interest-bearing liabilities	121,834			139,429
Stockholders’ equity	85,531			97,694
Total liabilities and stockholders’ equity	$984,451			$1,035,735
Net interest income (tax-equivalent basis)		$12,894			$11,796
Net interest spread			2.44%			1.88%
Net interest income as percent of earning-assets (net interest margin)			2.87%			2.49%
Tax-equivalent adjustment(3)		(778)			(950)
Net interest income		$12,116			$10,846

(1) Average balances for available-for-sale securities are based on amortized cost

(2) Average balances for loans include loans on non-accrual status

(3) The tax-equivalent adjustment was computed based on a statutory Federal income tax rate of 34 percent

Investment Portfolio

For the three months ended June 30, 2008, the average volume of investment securities decreased by $92.2 million to approximately $285.4 million, or 31.6 percent of average earning assets, from $377.6 million on average, or 40.3 percent of average earning assets, in the comparable period in 2007. For the six months ended June 30, 2008, the average volume of investment securities decreased by $88.5 million to approximately $295.6 million, or 32.9 percent of average earning assets, from $384.1 million on average, or 40.5 percent of average earning assets, in the comparable period in 2007. The decline is consistent with maintaining the balance sheet strategies the Corporation has previously outlined in seeking to reduce the size of its investment securities portfolio while increasing loans as a percentage of the earning-asset mix. The reduction was made in anticipation of providing cash flow for loan funding and forecasted liability outflows. At June 30, 2008, the principal components of the investment portfolio are U.S. Treasury and U.S. Government Agency Obligations, Federal Agency Obligations including mortgage-backed securities, Obligations of U.S. states and political subdivision, corporate bonds and notes, and other debt and equity securities.

The volume related factors during the three-month period ended June 30, 2008 decreased revenue by $1.2 million, while rate related changes resulted in an increase in revenue of $142,000 from the same period in 2007. The tax-equivalent yield on investments increased by 15 basis points to 5.17 percent from a yield of 5.02 percent during the comparable period in 2007. The volume related factors for the six-month period ended June 30, 2008 decreased revenue by $2.3 million, while rate related changes resulted in an increase in revenue of $121,000. The tax-equivalent yield on investments for the six months ended June 30, 2008 increased by 7 basis points to 5.26 percent from a yield of 5.19 percent during the comparable period in 2007.

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

During the six months ended June 30, 2008, approximately $23.0 million in securities were sold from the Corporation’s available-for-sale portfolio. The cash flow from the sale of investment securities was in part used to reduce borrowings. The Corporation’s sales from its available-for-sale portfolio were made in the ordinary course of business.

At June 30, 2008, the net unrealized loss on securities available-for-sale, which is carried as a component of other comprehensive loss and included in stockholders’ equity, net of tax, amounted to a net unrealized loss of $9.2 million as compared with a net unrealized loss of $5.1 million at December 31, 2007.

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

At June 30, 2008, total loans amounted to $631.2 million, an increase of $79.6 million or 14.4 percent as compared to December 31, 2007. Loan growth during the quarter ended June 30, 2008 occurred primarily in the commercial and commercial real estate sector of the loan portfolio.

Total average loan volume increased $68.9 million or 12.9 percent for the three months ended June 30, 2008 as compared to the same period in 2007, while the portfolio yield decreased by 44 basis points as compared with 2007. The increased total average loan volume was due primarily to increased customer activity, new lending relationships and new markets. The volume related factors during the period contributed increased revenue of $1.0 million, while the rate related changes decreased revenue by $616,000. The decrease in yield on loans for the three month period of 2008 compared to 2007 was the result of a decrease in market interest rates as compared with 2007, coupled with a competitive rate pricing structure and tighter spreads in the market on loans which has been driven by the heightened competition for lending relationships that exists in the Corporation’s market. At June 30, 2008, the Corporation had $47.8 million in overall undisbursed loan commitments, $46.3 million of which it expects to fund over the next 90 days.

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

Allowance for Loan Losses and Related Provision

The purpose of the allowance for loan losses (“allowance”) is to absorb the impact of losses inherent in the loan portfolio. Additions to the allowance are made through provisions charged against current operations and through recoveries made on loans previously charged-off. The allowance for loan losses is maintained at an amount considered adequate by management to provide for potential credit losses based upon a periodic evaluation of the risk characteristics of the loan portfolio. In establishing an appropriate allowance, an assessment of the individual borrowers, a determination of the value of the underlying collateral, a review of historical loss experience and an analysis of the levels and trends of loan categories, delinquencies and problem loans are considered. Such factors as the level and trend of interest rates and current economic conditions and peer group statistics are also reviewed. At June 30, 2008, the level of the allowance was $5,660,000 as compared to $5,163,000 at December 31, 2007 and $4,974,000 at June 30, 2007. The Corporation had total provisions to the allowance for the three-month period ended June 30, 2008 in the amount of $521,000 as compared to $100,000 for the comparable period in 2007. For the six-month period ended June 30, 2008, the provision of loan losses amounted to $671,000 as compared to $100,000 in the same period last year. The level of the allowance during the respective periods of 2008 and 2007 reflects the credit quality within the loan portfolio, the loan volume recorded during the periods and the Corporation’s focus on the changing composition of the commercial and residential real estate loan portfolios.

At June 30, 2008, the allowance for loan losses amounted to 0.90 percent of total loans. In management’s view, the level of the allowance at June 30, 2008, is adequate to cover losses inherent in the loan portfolio. Management’s judgment regarding the adequacy of the allowance constitutes a “Forward Looking Statement” under the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from management’s analysis, based principally upon the factors considered by management in establishing the allowance.

Although management uses the best information available, the level of the allowance for loan losses remains an estimate, which is subject to significant judgment and short-term change. Various regulatory agencies, as an integral part of their examination process, periodically review the Corporation’s allowance for loan losses. Such agencies may require the Corporation to increase the allowance based on their analysis of information available to them at the time of their examination. Furthermore, the majority of the Corporation’s loans are secured by real estate in the State of New Jersey. Future adjustments to the allowance may be necessary due to economic factors impacting New Jersey real estate as well as operating, regulatory and other conditions beyond the Corporation’s control. The allowance for loan losses as a percentage of total loans amounted to 0.90 percent, 0.94 percent and 0.93 percent at June 30, 2008, December 31, 2007 and June 30, 2007, respectively.

Net charge-offs were $106,000 and $86,000 during the three months ended June 30, 2008 and 2007, respectively, bringing the Corporation’s net charge-offs to $174,000 for the first six months of 2008 compared to $86,000 for the same period in 2007.

Changes in the allowance for loan losses are set forth below.

	Six Months Ended June 30,
(Dollars in Thousands)	2008	2007
Average loans outstanding	$583,654	$536,863
Total loans at end of period	$631,221	$533,675
Analysis of the Allowance for Loan Losses
Balance at the beginning of year	$5,163	$4,960
Charge-offs:
Commercial loans	144	13
Installment loans	38	77
Total charge-offs	182	90
Recoveries:
Commercial	6	1
Installment loans	2	3
Total recoveries	8	4
Net charge-offs	174	86
Provision for loan losses	671	100
Balance at end of period	$5,660	$4,974
Ratio of net charge-offs during the period to average loans outstanding during the period (1)	.11%	.06%
Allowance for loan losses as a percentage of total loans at end of period	0.90%	0.93%

(1) Annualized

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

Non-Performing and Past Due Loans and OREO

Non-performing loans include non-accrual loans, troubled debt restructuring and accruing loans past due 90 days or more. Non-accrual loans represent loans on which interest accruals have been suspended. It is the Corporation’s general policy to consider the charge-off of loans when they become contractually past due ninety days or more as to interest or principal payments or when other internal or external factors indicate that collection of principal or interest is doubtful. Troubled debt restructurings represent loans on which a concession was granted to a borrower, such as a reduction in interest rate, which is lower than the current market rate for new debt with similar risks.

The following table sets forth, as of the dates indicated, the amount of the Corporation’s non-accrual loans, troubled debt restructurings, accruing loans past due 90 days or more and other real estate owned.

(Dollars in Thousands)	June 30, 2008	December 31, 2007	June 30, 2007

Non-accrual loans	$265	$3,907	$1,070
Troubled debt restructuring	97	—	—
Accruing loans past due 90 days or more	—	—	—
Total non-performing loans	362	3,907	1,070
Other real estate owned	—	501	586
Total non-performing assets	$362	$4,408	$1,656

The decrease in non-accrual loans of $3.6 million at June 30, 2008 from December 31, 2007 was primarily attributable to one commercial mortgage loan in the amount of $2.5 million, in which the Corporation had received full payment, including principal of $2.5 million and interest of $83,000, during the first quarter of 2008. The $97,000 carried as troubled debt restructuring represents the total modified amount required to be paid by two borrowers, whereby the Corporation modified the terms of existing loans to two different one-to-four family residential developers. Each of these borrowers is expected to make monthly payments of principal without interest. These loans are secured by real estate. At June 30, 2008, there were no accruing loans past due 90 days or more.

Other known “potential problem loans” (as defined by SEC regulations) as of June 30, 2008 have been identified and internally risk rated as other assets especially mentioned or substandard. Such loans amounted to $4.5 million, $5.8 million and $0.7 million at June 30, 2008, December 31, 2007, and June 30, 2007 respectively. The Corporation has no foreign loans.

At June 30, 2008, other than the loans set forth above, the Corporation is not aware of any loans which present serious doubts as to the ability of its borrowers to comply with present loan repayment terms and which are expected to fall into one of the categories set forth in the tables or descriptions above.

At June 30, 2008, the Corporation had no other real estate owned (OREO) as compared to $501,000 at December 31, 2007 and $586,000 at June 30, 2007. During the second quarter of 2008, the Corporation recorded a $26,000 loss on the sale of two OREO properties, which had a carrying value of $478,000.

In general, it is the policy of management to consider the charge-off of loans at the point they become past due in excess of 90 days, with the exception of loans that are secured by cash or marketable securities or mortgage loans, which are in the process of foreclosure.

Other Income

The following table presents the principal categories of other income.

	Three Months Ended June 30,				Six Months Ended June 30,
			Amount				Amount
			Increase	Percent			Increase	Percent
(Dollars in thousands)	2008	2007	(Decrease)	Change	2008	2007	(Decrease)	Change

Service charges, commissions and fees	$513	$436	$77	17.66	$1,042	$855	$187	21.87
Annuity & insurance	38	60	(22)	(36.67)	55	123	(68)	(55.28)
Bank owned life insurance	227	230	(3)	(1.30)	449	453	(4)	(0.88)
Net securities gains	225	341	(116)	(34.02)	225	929	(704)	(75.78)
Other income	113	110	3	2.73	211	227	(16)	(7.05)
Total other income	$1,116	$1,177	$(61)	(5.18)	$1,982	$2,587	$(605)	(23.39)

For the three-month period ended June 30, 2008, total other income, exclusive of net securities gains, increased $55,000, or 6.6 percent, from the comparable quarter of 2007. The increase in total other income for the period resulted from increased service charges, commissions and fees partially offset by a decline in commissions from sales of mutual funds and annuities. Total other income, including net securities gains, decreased $61,000 for the second quarter of 2008 compared with the comparable quarter in 2007.

For the six-month period ended June 30, 2008, total other income, exclusive of net securities gains, increased $99,000, or 6.0 percent, from the comparable period of 2007. The increase in total other income for the period resulted from increased service charges, commissions and fees partially offset by a decline in commissions from sales of mutual funds and annuities and other income. Total other income, including net securities gains, decreased $605,000 for the first six months of 2008 compared with the comparable period in 2007.

For the three-month period ended June 30, 2008, the Corporation recorded $225,000 of net securities gains compared to $341,000 for the three-month period ended June 30, 2007. During the second quarter of 2008, the Corporation recorded a $101,000 other than temporary impairment charge on an equity security holding. This determination was made after certain events during the second quarter of 2008 relating to the financial condition of the issuer caused concern that recovery back to carrying value would not occur in the near term. As such, it was deemed prudent to mark the security down to current fair value. This charge was more than offset by approximately $326,000 in gains from the sale of securities during the quarter. The gains from sales in the second quarter of 2008 and 2007 were made in the ordinary course of business. The proceeds from the sales were used primarily to pay down borrowings and fund loans. For the six months ended June 30, 2008, the Corporation recorded $191,000 of other than temporary impairment charges on its equity securities holdings, which were more than offset by approximately $416,000 in gains from the sale of securities.

Other Expense

The following table presents the principal categories of other expense.

	Three Months Ended June 30,				Six Months Ended June 30,
			Increase	Percent			Increase	Percent
(Dollars in thousands)	2008	2007	(Decrease)	Change	2008	2007	(Decrease)	Change

Salaries and employee benefits	$2,524	$2,834	$(310)	(10.94)	$4,876	$5,976	($ 1,100)	(18.41)
Occupancy, net	734	629	105	16.69	1,493	1,352	141	10.43
Premises and equipment	356	436	(80)	(18.35)	722	898	(176)	(19.60)
Professional and consulting	190	599	(409)	(68.28)	362	1,138	(776)	(68.19)
Stationery and printing	118	115	3	2.61	213	274	(61)	(22.26)
Marketing and advertising	188	109	79	72.48	348	272	76	27.94
Computer expense	226	148	78	52.70	367	313	54	17.25
Other	852	1,186	(334)	(28.16)	1,760	2,261	(501)	(22.16)
Total other expense	$5,188	$6,056	$(868)	(14.33)	$10,141	$12,484	$(2,343)	(18.77)

For the three months ended June 30, 2008, total other expense declined $0.9 million, or 14.3 percent, from the comparable three months ended June 30, 2007. For the six months ended June 30, 2008, total other expenses declined $2.3 million, or 18.8 percent, from the same period in 2007.

Salary and employee benefit expense for the quarter ended June 30, 2008 decreased by $310,000, or 10.9 percent, to $2.5 million as compared to the same period last year. For the six months ended June 30, 2008, salary and employee benefit expense declined $1.1 million, or 18.4 percent, from the same period last year. This reduction was primarily attributable to reductions in staff, pension curtailment and elimination of certain benefit plans. Full-time equivalent staffing levels were 164 at June 30, 2008 compared to 172 as of December 31, 2007 and 189 at June 30, 2007.

Occupancy and premises and equipment expenses for the quarter ended June 30, 2008 increased $25,000, or 2.3 percent, from the comparable three-month period in 2007. For the six months ended June 30, 2008, occupancy and premises and equipment expenses decreased by $35,000, or 1.6 percent, from the same period last year. The increase for the quarter in occupancy and equipment expenses reflects higher operating costs (utilities, rent, real-estate taxes and general repair and maintenance) of the Corporation’s facilities.

Professional and consulting expense for the three month period ended June 30, 2008 declined by $409,000, or 68.3 percent, compared to the comparable quarter of 2007 due to a decrease in legal and consulting fees. For the six months ended June 30, 2008, professional and consulting expense declined by $776,000, or 68.2 percent, from the comparable period in 2007. The decline in both three-month and six-month periods is primarily attributable higher expenses in 2007 relating to the 2007 annual meeting and proxy contest.

Marketing and advertising expense for the three months ended June 30, 2008 increased $79,000, or 72.5 percent, from the comparable period in 2007. For the six months ended June 30, 2008, marketing and advertising expense was up $76,000, or 27.9 percent, over the same period in 2007.

Computer expense for the three-month period ended June 30, 2008 decreased $78,000 or 52.7 percent compared to the same quarter of 2007 due to a decrease in fees for ADP payroll and other computer services. For the six months ended June 30, 2008, computer expenses were up $54,000, or 17.3 percent, over the same period in 2007.

Other expense for the second quarter of 2008 totaled $852,000, a decrease of $334,000, or 28.2 percent, from the comparable period in 2007. On a six month basis, other expenses declined $501,000, or 22.2 percent, from the same period last year. The decrease in such expense was primarily attributable to reduced levels of postage and freight, director fees, other professional and loan appraisal fees.

The Corporation has moved ahead on the previously announced strategic outsourcing agreements, to aid in the realization of its goal to reduce operating overhead and shrink the infrastructure of the Corporation. The cost reduction plans resulted in the reduction of workforce by 12 staff positions in the quarter, which in turn resulted in a one-time pre-tax charge of $145,000 for the three-month period ended June 30, 2008 for severance and termination benefits. Additionally, the Corporation completed its outsourcing with Atlantic Central Bankers Bank Banking and Infrastructure and Technology Services, Inc. and the migration of its telecommunications lines to their service platform. The result of all the announced strategic outsourcing initiatives is expected to result in annual cost savings of approximately $600,000. This projection represents a forward-looking statement under the Private Securities Litigation Reform Act of 1995. Actual results could differ materially as a result of unanticipated needs for additional personnel or other unanticipated factors.

In February of 2008, the Corporation completed the sale of its Florham Park office for $2.4 million, which approximated the carrying value. In June 2008, the Corporation announced that it was pursuing strategic alternatives for its Union data center/operations building and had engaged Sperry Van Ness to assist the Corporation in the process. At present, the Corporation has no immediate plans and is continuing to review these options. If successful, it would seek to relocate all or part of its operations into other facilities in Union, which would ultimately reduce operating overhead.

Provision for Income Taxes

For the quarter ended June 30, 2008, the Corporation recorded an income tax expense of $428,000, as compared with a tax benefit of $771,000 for the quarter ended June 30, 2007. For the six months ended June 30, 2008, income tax expense totaled $661,000 as compared to a tax benefit of $1.5 million in the same period last year. In the 2007 period, the tax benefit resulted in part from a change in the Corporation’s business entity structure, which led to the recognition of a $1.4 million tax benefit. The effective tax rates for the Corporation for the respective quarterly periods ended June 30, 2008 and 2007 were 23.3 percent and (313.4) percent, respectively. The effective tax rates for the first six months of 2008 and 2007 were 20.1 percent as compared to (174.0) percent, respectively.

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

At June 30, 2008, the Corporation reflects a positive interest sensitivity gap (or an interest sensitivity ratio of 0.61:1.00) at the cumulative one-year position. During most of 2007 and all of 2006 and 2005, the Corporation had a negative interest sensitivity gap. The falling rates and a flattening of the yield curve during 2007 affected net interest margins. Based on management’s perception that interest rates will continue to be volatile, projected increased levels of prepayments on the earning-asset portfolio and the current level of interest rates, emphasis has been, and is expected to continue to be, placed on interest-sensitivity matching with the objective of stabilizing the net interest spread during 2008. However, no assurance can be given that this objective will be met.

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

Liquidity is measured and monitored for the Corporation’s bank subsidiary, Union Center National Bank (the “Bank”). The Corporation reviews its net short-term mismatch. This measures the ability of the Corporation to meet obligations should access to Bank dividends be constrained. At June 30, 2008, the Parent Corporation had $1.1 million in cash and short-term investments compared to $389,000 at June 30, 2007. Expenses at the Parent Corporation are moderate and management believes that the Parent Corporation has adequate liquidity to fund its obligations.

Certain provisions of long-term debt agreements, primarily subordinated debt, prevent the Corporation from creating liens on, disposing of or issuing voting stock of subsidiaries. As of June 30, 2008, the Corporation was in compliance with all covenants and provisions of these agreements.

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

Anticipated cash-flows at June 30, 2008, projected to April 1, 2009, indicates that the Bank’s liquidity should remain strong, with an approximate projection of $270.2 million in anticipated cash flows over the next twelve months. This projection represents a forward-looking statement under the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from this projection depending upon a number of factors, including the liquidity needs of the Bank’s customers, the availability of sources of liquidity and general economic conditions.

Deposits

Total deposits decreased $77.9 million, or 11.1 percent, to $621.2 million on June 30, 2008 from $699.1 million at December 31, 2007. Total non-interest-bearing deposits decreased from $111.4 million at December 31, 2007 to $110.9 million at June 30, 2008, a decrease of $0.5 million or 0.5 percent. Interest bearing demand, savings and time deposits decreased $77.4 million at June 30, 2008 as compared to December 31, 2007. The decline was primarily the result of a moderation in the yield curve due to recent FOMC actions and the Corporation’s decision to reduce its dependency on more rate sensitive high costing funds, which were subject to maturity and repricing in favor of lower costing wholesale funds available. More volatile certificates of deposit of $100,000 or more declined as well as part of this strategy.

The Corporation derives a significant proportion of its liquidity from its core deposit base. For the three-month period ended June 30, 2008, total demand deposits, savings and money market accounts, decreased by $98.4 million, or 17.9 percent, from December 31, 2007 to $451.4 million at June 30, 2008. At June 30, 2008, total demand deposits, savings and money market accounts were 72.7 percent of total deposits compared to 78.6 percent at year-end 2007. Alternatively, the Corporation uses a more stringent calculation for the management of its liquidity positions internally, which calculation consists of total demand, savings accounts and money market accounts (excluding money market accounts greater than $100,000 and time deposits) as a percentage of total deposits. This number declined by $23.7 million, or 6.6 percent, from $357.8 million at December 31, 2007 to $334.1 million at June 30, 2008 and represented 53.8 percent of total deposits at June 30, 2008 as compared with 51.2 percent at December 31, 2007.

More volatile rate sensitive deposits, concentrated in certificates of deposit $100,000 and greater, increased to 15.1 percent of total deposits at June 30, 2008 from 9.2 percent at December 31, 2007.

Core Deposit Mix

The following table depicts the Corporation’s core deposit mix at June 30, 2008 and December 31, 2007.

					Net Change
	June 30, 2008		December 31, 2007		Volume 2008
(Dollars in Thousands)	Amount	Percentage	Amount	Percentage	vs. 2007

Non-interest bearing deposits	$110,891	33.2	$111,422	31.1	$(531)
Interest-bearing demand	124,469	37.2	155,406	43.4	(30,937)
Regular savings	51,303	15.4	47,967	13.5	3,336
Money market deposits under $100	47,455	14.2	42,990	12.0	4,461
Total core deposits	$334,118	100.0	$357,785	100.0	$(23,667)
Total deposits	$621,190		$699,070		(77,880)
Core deposits to total deposits	53.8%		51.2%

Borrowings

Total borrowings amounted to $279.6 million, reflecting an increase of $56.3 million from December 31, 2007. During the first quarter of 2008, the Corporation secured approximately $45 million of longer term funding with a weighted average rate of 2.67 percent in an effort to support continued loan growth.

Cash Flows

The consolidated statements of cash flows present the changes in cash and cash equivalents from operating, investing and financing activities. During the six months ended June 30, 2008, cash and cash equivalents (which decreased overall by $53.9 million) were used on a net basis by investing activities in the amount of approximately $29.8 million, primarily from an increase in the loan portfolio offset in part by maturities and sales of investment securities, and $25.4 million in financing activities, primarily due to a decrease in deposits, partially offset by an increase in short term borrowings and FHLB advances.

In comparison, as set forth in the consolidated statements of cash flows for the six months ended June 30, 2007, cash and cash equivalents (which decreased overall by $20.0 million) were used on a net basis by approximately $40.8 million in financing activities. Cash used for the period was partially offset by $21.3 million of net cash provided in investing activities, primarily from maturities and sales of investment securities. At June 30, 2008, the Corporation had $3.6 million of commitments to settle sales of securities under trade date accounting. The receivable was recorded in other assets.

Stockholders’ Equity

Total stockholders’ equity amounted to $80.4 million, or 8.15 percent of total assets, at June 30, 2008, compared to $85.3 million or 8.38 percent of total assets at December 31, 2007. Book value per common share was $6.18 at June 30, 2008, compared to $6.48 at December 31, 2007. Tangible book value (i.e., total stockholders’ equity less goodwill and other intangible assets) per common share was $4.86 at June 30, 2008 compared to $5.17 at December 31, 2007.

Tangible book value per share is a non-GAAP financial measure and represents tangible stockholders' equity (or tangible book value) calculated on a per common share basis. The Corporation believes that a disclosure of tangible book value per share may be helpful for those investors who seek to evaluate the Corporation's book value per share without giving effect to goodwill and other intangible assets. The following table presents a reconciliation of total book value per share to tangible book value per share as of June 30, 2008 and December 31, 2007.

	June 30,	December 31,
(Dollars in Thousands, Except per Share Data	2008	2007
Common shares outstanding	13,016,075	13,155,784
Stockholders’ equity	$80,393	$85,278
Less: Goodwill and other intangible assets	17,154	17,204
Tangible stockholders’ equity	$63,239	$68,074
Book value per share	$6.18	$6.48
Less: Goodwill and other intangible assets	1.32	1.31
Tangible book value per share	$4.86	$5.17

During the three months ended June 30, 2008, the Corporation purchased 97,685 shares of common stock at an average cost per share of $9.60 per share associated with its buy back program. For the six months ended June 30, 2008, a total of 161,583 shares of common stock were purchased at an average price of $10.16 per share. For the three and six months ended June 30, 2007, there were no shares repurchased. On June 26, 2008, the Board approved an increase in its current share buyback program to an additional 5% of outstanding shares, enhancing its current authorization by 649,712 shares. Any purchases by the Corporation may be made, from time to time, in the open market, in privately negotiated transactions or otherwise. At June 30, 2008, there were 684,368 shares available for repurchase under the Corporation’s stock buyback program.

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

Risk-Based Capital/Leverage

The Tier I leverage capital at June 30, 2008 (defined as tangible stockholders’ equity for common stock and Trust Preferred Capital Securities) amounted to $78.0 million, or 8.03 percent of total assets. At December 31, 2007, the Corporation’s Tier I leverage risk-based capital amounted to $79.1 million or 8.13 percent of average total assets.

Tier I capital excludes the effect of SFAS No. 115, which amounted to $9.2 million of net unrealized losses, after tax, on securities available-for-sale (reported as a component of accumulated other comprehensive income which is included in stockholders’ equity) and goodwill and intangible assets of $17.2 million as of June 30, 2008.

United States bank regulators have issued guidelines establishing minimum capital standards related to the level of assets and off balance-sheet exposures adjusted for credit risk. Specifically, these guidelines categorize assets and off balance-sheet items into four risk-weightings and require banking institutions to maintain a minimum ratio of capital to risk-weighted assets.

At June 30, 2008, the Corporation’s Tier 1 and total risk-based capital ratios were 10.56 percent and 11.33 percent, respectively. These ratios are well above the minimum guidelines of capital to risk-adjusted assets in effect as of June 30, 2008.

The foregoing capital ratios are based in part on specific quantitative measures of assets, liabilities and certain off-statement of condition items as calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by the bank regulators regarding capital components, risk weightings and other factors. As of June 30, 2008, management believes that each of the Bank and the Parent Corporation meet all capital adequacy requirements to which it is subject.

Subordinated Debentures

On December 19, 2003, Center Bancorp Statutory Trust II, a statutory business trust and wholly-owned subsidiary of Center Bancorp, Inc., issued $5.0 million of, MMCapS capital securities to investors due on January 23, 2034.

The capital securities presently qualify as Tier I capital. The trust loaned the proceeds of this offering to the Corporation and received in exchange $5.2 million of the Parent Corporation’s subordinated debentures. The subordinated debentures are redeemable in whole or part, prior to maturity but after January 23, 2009. The floating interest rate on the subordinated debentures is three-month LIBOR plus 2.85% and reprices quarterly. The rate at June 30, 2008 was 5.75%.

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

Based on the results of the interest simulation model as of June 30, 2008, and assuming that management does not take action to alter the outcome, the Corporation would expect an increase of 8.66 percent in net interest income if interest rates decreased 200 basis points from the current rates in a change as noted above over a 12-month period. In a rising rate environment, based on the results of the model as of June 30, 2008, the Corporation would expect a decrease of 7.99 percent in net interest income if interest rates increased by 200 basis points from current rates in a gradual change over a twelve month period.

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

Equity Price Risk

We are also exposed to equity price risk inherent in our portfolio of publicly traded equity securities, which had an estimated fair value of $1.1 million at June 30, 2008 and $1.7 million at December 31, 2007. We monitor our equity investments for impairment on a periodic basis. In the event that the carrying value of the equity investment exceeds its fair value, and we determine the decline in value to be other than temporary, we reduce the carrying value to its current fair value. For the six-months ended June 30, 2008, the Corporation recorded a $191,000 other than temporary impairment charge on two equity security holdings.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

As of June 30, 2008, the Corporation has purchased 1,355,363 common shares at an average cost per share of $11.50 under stock buyback programs announced in 2006 and 2007. The repurchased shares were recorded as Treasury Stock, which resulted in a decrease in stockholders’ equity. During the three months ended June 30, 2008, there were 97,685 shares repurchased.

Information concerning the second quarter 2008 stock repurchases is set forth below.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (1)

April 1 through April 30, 2008	—	—	1,257,678	132,341
May 1 through May 31, 2008	78,885	$9.74	1,336,563	53,456
June 1 through June 30, 2008	18,800	9.03	1,355,363	684,368
Total	97,685	$9.60	1,355,363

(1)
On June 26, 2008, the Board approved an increase in its current share buyback program to an additional 5% of outstanding shares, enhancing its current authorization by 649,712 shares. Any purchases by the Corporation may be made, from time to time, in the open market, in privately negotiated transactions or otherwise.

Item 4. Submissions of Matters to a Vote of Securities Holders

The Annual Meeting of Shareholders was held on Tuesday, May 27, 2008.

Proposal 1 was to elect three Class 3 Directors of the Corporation, whose term will expire in 2009. The nominees, all of whom were elected, are listed below along with the share votes:

	For	Withheld
James J. Kennedy	11,322,393	402,768
Howard Kent	11,414,176	310,985
Elliot I. Kramer	11,407,837	317,324

Proposal 2 was to approve an amendment to the Corporation’s Certificate of Incorporation to eliminate the classified board.

For	Against	Abstain
11,124,485	381,705	218,971

Item 6. Exhibits

Exhibit 3.1	Certificate of incorporation, as amended
Exhibit 31.1	Certification of the Chief Executive Officer of the Corporation Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2	Certification of the Chief Financial Officer of the Corporation Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1	Certification of the Chief Executive Officer of the Corporation Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2	Certification of the Chief Financial Officer of the Corporation Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf, by the undersigned, thereunto duly authorized.

CENTER BANCORP, INC.

By:	/s/ A. Richard Abrahamian	By:	/s/ Anthony C. Weagley
	A. Richard Abrahamian, Treasurer (Chief Financial Officer)		Anthony C. Weagley, President and Chief Executive Officer

	Date: August 8, 2008		Date: August 8, 2008

EXHIBIT INDEX

Exhibit 3.1	Certificate of incorporation, as amended
Exhibit 31.1	Certification of the Chief Executive Officer of the Corporation Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2	Certification of the Chief Financial Officer of the Corporation Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1	Certification of the Chief Executive Officer of the Corporation Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2	Certification of the Chief Financial Officer of the Corporation Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002