Form 10-Q
period 2008-09-30
CENTER BANCORP INC
filed 2008-11-10
CIK 712771

UNITED STATES OF AMERICA
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________

FORM 10-Q
______________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2008

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

Large accelerated Filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
______________

Common Stock, No Par Value:	12,988,284
(Title of Class)	(Outstanding at October 31, 2008)

INDEX TO FORM 10-Q

		Page

PART I. - FINANCIAL INFORMATION

Item 1.	Financial Statements	2

	Consolidated Statements of Condition at September 30, 2008 (unaudited) and December 31, 2007	2

	Consolidated Statements of Income for the three months and nine months ended September 30, 2008 and 2007 (unaudited)	3

	Consolidated Statements of Changes in Stockholders’ Equity for the nine months ended September 30, 2008 and 2007 (unaudited)	4

	Consolidated Statements of Cash Flows for the nine months ended September 30, 2008 and 2007 (unaudited)	5

	Notes to Consolidated Financial Statements	6-22

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23-40

Item 3.	Qualitative and Quantitative Disclosures about Market Risks	40-41

Item 4.	Controls and Procedures	41

PART II. - OTHER INFORMATION

Item 1.	Legal Proceedings	42

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	42

Item 6.	Exhibits	42

Signatures		43

Certifications

PART I - FINANCIAL INFORMATION

The following unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and, accordingly, do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2008, or for any other interim period. The Center Bancorp, Inc. 2007 Annual Report on Form 10-K should be read in conjunction with these financial statements.

Item 1. Financial Statements

CENTER BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CONDITION

(Dollars in Thousands)	September 30, 2008	December 31, 2007
	(unaudited)
ASSETS
Cash and due from banks	$15,952	$20,541
Federal funds sold and securities purchased under agreement to resell	-	49,490
Total cash and cash equivalents	15,952	70,031
Investment securities available-for-sale	284,349	314,194
Loans, net of unearned income	661,157	551,669
Less: Allowance for loan losses	6,080	5,163
Net Loans	655,077	546,506
Restricted investment in bank stocks, at cost	10,277	8,467
Premises and equipment, net	18,545	17,419
Accrued interest receivable	4,555	4,535
Bank owned life insurance	22,690	22,261
Other assets	14,201	17,028
Goodwill and other intangible assets	17,132	17,204
Total assets	$1,042,778	$1,017,645
LIABILITIES
Deposits:
Non-interest bearing	$114,631	$111,422
Interest-bearing
Time deposits $100 and over	116,986	63,997
Interest-bearing transactions, savings and time deposits $100 and less	445,527	523,651
Total deposits	677,144	699,070
Securities sold under agreement to repurchase	44,557	48,541
Short-term borrowings	8,000	1,123
Long-term borrowings	223,334	168,445
Subordinated debentures	5,155	5,155
Accounts payable and accrued liabilities	3,964	10,033
Total liabilities	962,154	932,367
STOCKHOLDERS’ EQUITY
Preferred stock, no par value:
Authorized 5,000,000 shares; none issued	—	—
Common stock, no par value:
Authorized 20,000,000 shares; issued 15,190,984 shares in 2008 and 2007; outstanding 12,988,284 shares in 2008 and 13,155,784 shares in 2007	86,908	86,908
Additional paid in capital	5,258	5,133
Retained earnings	15,784	15,161
Treasury stock, at cost (2,202,700 shares in 2008 and 2,035,200 shares in 2007)	(17,820)	(16,100)
Accumulated other comprehensive loss	(9,506)	(5,824)
Total stockholders’ equity	80,624	85,278
Total liabilities and stockholders’ equity	$1,042,778	$1,017,645

See the accompanying notes to the consolidated financial statements

CENTER BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in Thousands, Except Per Share Data)	2008	2007	2008	2007
Interest income:
Interest and fees on loans	$9,427	$8,460	$26,575	$25,087
Interest and dividends on investment securities:
Taxable interest income	2,514	3,390	7,914	10,344
Non-taxable interest income	559	792	2,036	2,399
Dividends	189	254	645	981
Interest on Federal funds sold and securities purchased under agreement to resell	—	40	109	521
Total interest income	12,689	12,936	37,279	39,332
Interest expense:
Interest on certificates of deposit $100 or more	618	1,132	1,830	3,022
Interest on other deposits	2,434	3,954	8,302	12,704
Interest on borrowings	2,777	2,369	8,171	7,279
Total interest expense	5,829	7,455	18,303	23,005
Net interest income	6,860	5,481	18,976	16,327
Provision for loan losses	465	100	1,136	200
Net interest income after provision for loan losses	6,395	5,381	17,840	16,127
Other income:
Service charges, commissions and fees	484	438	1,526	1,293
Annuity and insurance	35	131	90	254
Bank owned life insurance	507	223	956	676
Net securities gains (losses)	(1,075)	14	(850)	943
Other income	96	105	307	332
Total other income	47	911	2,029	3,498
Other expense:
Salaries and employee benefits	1,919	3,107	6,795	9,083
Occupancy, net	803	692	2,296	2,044
Premises and equipment	352	442	1,074	1,340
Professional and consulting	189	311	551	1,449
Stationery and printing	87	87	300	361
Marketing and advertising	145	152	493	424
Computer expense	238	151	605	464
Other	845	1,138	2,605	3,399
Total other expense	4,578	6,080	14,719	18,564
Income before income tax expense (benefit)	1,864	212	5,150	1,061
Income tax expense (benefit)	346	(786)	1,007	(2,263)
Net income	$1,518	$998	$4,143	$3,324
Earnings per share:
Basic	$0.12	$0.07	$0.32	$0.24
Diluted	$0.12	$0.07	$0.32	$0.24
Weighted average common shares outstanding:
Basic	12,990,441	13,864,272	13,068,400	13,894,888
Diluted	13,003,954	13,913,919	13,083,112	13,950,298

See the accompanying notes to the consolidated financial statements

CENTER BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

(Dollars in Thousands, Except Per Share Data)	Common Stock	Additional Paid In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity

Balance, December 31, 2006	$77,130	$4,535	$25,989	$(6,631)	$(3,410)	$97,613
Comprehensive income:
Net income			3,324			3,324
Other comprehensive loss, net of taxes					(697)	(697)
Total comprehensive income						2,627
Cash dividends declared ($0.27 per share)			(3,714)			(3,714)
5 percent stock dividend	9,778		(9,778)			—
Issuance cost of common stock			(16)			(16)
Exercise of stock options (74,258 shares)		266		406		672
Stock based compensation expense		111				111
Treasury stock purchased (292,174 shares)				(3,563)		(3,563)
Balance, September 30, 2007	$86,908	$4,912	$15,805	$(9,788)	$(4,107)	$93,730

Balance, December 31, 2007	$86,908	$5,133	$15,161	$(16,100)	$(5,824)	$85,278
Comprehensive loss:
Net income			4,143			4,143
Other comprehensive loss, net of taxes					(3,682)	(3,682)
Total comprehensive income						461
Cash dividends declared ($0.27 per share)			(3,506)			(3,506)
Issuance cost of common stock			(14)			(14)
Exercise of stock options (25,583 shares)		20		203		223
Stock based compensation expense		105				105
Treasury stock purchased (193,083 shares)				(1,923)		(1,923)
Balance, September 30, 2008	$86,908	$5,258	$15,784	$(17,820)	$(9,506)	$80,624

See the accompanying notes to the consolidated financial statements

CENTER BANCORP, INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30,
(Dollars In Thousands)	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,143	$3,324
Adjustments to Reconcile Net Income to Net Cash Provided by (Used in) Operating Activities:
Depreciation and amortization	1,357	1,267
Stock-based compensation expense	105	111
Provision for loan losses	1,136	200
Net loss (gain) on investment securities available for sale	850	(369)
Net gain on calls/sale of investment securities held to maturity	-	(574)
Net loss on premises and equipment and OREO	83	-
Increase in accrued interest receivable	(20)	(231)
Increase in other assets	(65)	(3,674)
Decrease in other liabilities	(2,872)	(555)
Life insurance death benefit	(230)	-
Increase in cash surrender value of bank owned life insurance	(726)	(676)
Amortization of premium and accretion of discount on investment securities, net	61	99
Net cash provided by (used in) operating activities	3,822	(1,078)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of investment securities available-for-sale	36,143	145,051
Proceeds from maturities, calls and paydowns of securities held to maturity	-	9,206
Net redemptions (purchases) of restricted investment in bank stock	(1,810)	458
Proceeds from sales of investment securities available-for-sale	286,491	41,671
Proceeds from calls/sales of investment securities held to maturity	-	9,937
Purchase of securities available-for-sale	(300,579)	(175,503)
Purchase of securities held to maturity	-	(2,000)
Net increase in loans	(109,707)	(572)
Purchases of premises and equipment	(2,486)	(18)
Proceeds on premises and equipment	18	-
Proceeds from sale of OREO	452	-
Proceeds from life insurance death benefit	527	-
Proceeds from the sale of branch facility	2,414	-
Net cash provided by (used in) investing activities	(88,537)	28,230
CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in deposits	(21,926)	(75,772)
Net increase in short-term borrowings and securities sold under agreements to repurchase	2,893	37,038
Proceeds from FHLB advances	55,000	20,000
Payment on FHLB advances	(111)	(30,883)
Dividends paid	(3,506)	(3,714)
Issuance cost of common stock	(14)	(16)
Exercise of stock options	223	672
Purchase of treasury stock	(1,923)	(3,563)
Net cash provided by (used in) financing activities	30,636	(56,238)
Net decrease in cash and cash equivalents	(54,079)	(29,086)
Cash and cash equivalents at beginning of period	70,031	44,363
Cash and cash equivalents at end of period	$15,952	$15,277
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during year for:
Interest paid on deposits and borrowings	$17,966	$19,659
Income taxes	$2,353	$515

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

Use of Estimates

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statement of condition and revenues and expenses for the reported periods. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation of deferred tax assets, the evaluation of other-than-temporary impairment of investment securities and the determination of fair value of investment securities.

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

Securities are evaluated on at least a quarterly basis, and more frequently when market conditions warrant such an evaluation, to determine whether a decline in their value is other-than-temporary. To determine whether a loss in value is other-than-temporary, management utilizes criteria such as the reasons underlying the decline, the magnitude and the duration of the decline and the intent and ability of the Corporation to retain its investment in the security for a period of time sufficient to allow for an anticipated recovery in the fair value. The term “other-than-temporary” is not intended to indicate that the decline is permanent, but indicates that the prospects for a near-term recovery of value is not necessarily favorable, or that there is a lack of evidence to support a realizable value equal to or greater than the carrying value of the investment. Once a decline in value is determined to be other-than-temporary, the value of the security is reduced to fair value and a corresponding charge to earnings is recognized. Impairment charges on certain investment securities of approximately $1.2 million and $1.4 million were recognized during the three and nine months ended September 30, 2008, respectively. No impairment charge was recognized during the three or nine months ended September 30, 2007.

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

Reserve for Unfunded Commitments

The reserve for unfunded commitments is maintained at a level believed by management to be sufficient to absorb estimated probable losses related to unfunded credit facilities and is included in other liabilities in the consolidated statements of condition. The determination of the adequacy of the reserve is based upon an evaluation of the unfunded credit facilities, including an assessment of historical commitment utilization experience, and credit risk. Net adjustments to the reserve for unfunded commitments are included in other expense.

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

Mortgage Servicing

The Corporation performs various servicing functions on loans owned by others. A fee, usually based on a percentage of the outstanding principal balance of the loan, is received for those services. At September 30, 2008 and December 31, 2007, the Corporation was servicing approximately $10.5 million and $12.1 million, respectively, of loans for others.

The Corporation accounts for its transfers and servicing of financial assets in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” The Corporation originates mortgages under plans to sell those loans and service the loans owned by the investor. The Corporation records mortgage servicing rights and the loans based on relative fair values at the date of sale. The balance of mortgage servicing rights at September 30, 2008 and December 31, 2007 are immaterial to the Corporation’s consolidated financial statements.

Loans Held for Sale

Mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregated costs or estimated fair value. Gains and losses on sales of loans are also accounted for in accordance with SFAS No. 134 “Accounting for Mortgage Securities retained after Securitizations or Mortgage Loans Held for Sale by a Mortgage Banking Enterprise.” There were no loans held for sale at September 30, 2008 and December 31, 2007.

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

SFAS No. 158

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — An Amendment of FASB No. 87, 88, 106 and 132(R)” (“SFAS 158”). SFAS 158 requires that the funded status of defined benefit postretirement plans be recognized on the Corporation’s statement of condition and changes in the funded status be reflected in other comprehensive income, effective for fiscal years ended after December 15, 2006. SFAS 158 also requires companies to measure the funded status of the plan as of the date of its fiscal year-end, effective for fiscal years ending after December 15, 2008. Early adoption is encouraged. The Corporation has early adopted this statement and the adoption did not have a material effect on the Corporation’s consolidated financial statements.

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

Earnings per common share have been computed based on the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share amounts)	2008	2007	2008	2007

Net income	$1,518	$998	$4,143	$3,324
Average number of common shares outstanding	12,990	13,864	13,068	13,895
Effect of dilutive options	14	50	15	55
Average number of common shares outstanding used
to calculate diluted earnings per common share	13,004	13,914	13,083	13,950
Net income per share:
Basic	$0.12	$0.07	$0.32	$0.24
Diluted	$0.12	$0.07	$0.32	$0.24

Treasury Stock

From time to time, and most recently on June 26, 2008, the Board of Directors of the Corporation has authorized management to repurchase shares of common stock pursuant to a stock buyback program. As of June 26, 2008, the Corporation was authorized to repurchase up to 649,712 shares of its common stock pursuant to such authorizations. Repurchases may be made from time to time as, in the opinion of management, market conditions warrant, in the open market or in privately negotiated transactions. Shares repurchased will be added to the corporate treasury and will be used for future stock dividends and other issuances. As of September 30, 2008, the Corporation had approximately 13.0 million shares of common stock outstanding. As of September 30, 2008, the Corporation had purchased 1,386,863 common shares at an average cost per share of $11.44 under the stock buyback program. The repurchased shares were recorded as Treasury Stock, which resulted in a decrease in stockholders’ equity. Treasury stock is recorded using the cost method and accordingly is presented as a reduction of stockholders’ equity.

CENTER BANCORP, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Summary of Significant Accounting Policies  - (continued)

Goodwill

Goodwill represents the excess of the cost of an acquisition over the fair value of net assets acquired. Goodwill is tested at least annually for impairment. No impairment of goodwill was recorded for the three months or nine months ended September 30, 2008 and 2007.

Comprehensive Income

Total comprehensive income includes all changes in equity during a period from transactions and other events and circumstances from non-owner sources. The Corporation’s other comprehensive income is comprised of unrealized holding gains and losses on securities available-for-sale and the effects of the pension liability.

Disclosure of comprehensive income for the nine months ended September 30, 2008 and 2007 is presented in the Consolidated Statements of Changes in Stockholders’ Equity and presented in detail in Note 4.

Bank Owned Life Insurance

During 2001, the Corporation invested $12.5 million in Bank Owned Life Insurance (“BOLI”) to help offset the rising cost of employee benefits, and made subsequent investments of $2.5 million in 2004 and $2.0 million in 2006. The change in the cash surrender value of the BOLI was recorded as a component of other income and amounted to $726,000 in the first nine months of 2008 and $676,000 in the similar period of 2007. During the third quarter of 2008, the Corporation recognized $230,000 in tax-free proceeds in excess of contract value on our BOLI due to the death of one insured participant.

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

Advertising Costs

The Corporation recognizes its marketing and advertising cost as incurred. Advertising costs were $493,000 and $424,000 for the nine months ended September 30, 2008 and 2007, respectively.

Note 2 — Stock Based Compensation

At September 30, 2008, the Corporation maintained two stock-based compensation plans from which new grants could be issued. The Corporation’s Stock Option Plans permit Parent Corporation common stock to be issued to key employees and directors of the Corporation and its subsidiaries. The options granted under the plans are intended to be either Incentive Stock Options or Non-qualified Options. Under the 1999 Employee Stock Incentive Plan, an aggregate of 228,151 shares remain available for grant under the plan as of September 30, 2008 and are authorized for issuance. Under the 2003 Non-Employee Director Stock Option Plan, an aggregate total of 470,404 shares remain available for grant under the plan as of September 30, 2008 and are authorized for issuance. Such shares may be treasury shares, newly issued shares or a combination thereof.

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

For the nine months ended September 30, 2008, the Corporation’s income before income taxes and net income was reduced by $105,000 and $63,000, respectively, as a result of the compensation expense related to stock options. For the nine months ended September 30, 2007, the Corporation’s income before income taxes and net income was reduced by $111,000 and $74,000, respectively, as a result of such expense.

Under the principal option plans, the Corporation may grant restricted stock awards to certain employees. Restricted stock awards are non-vested stock awards. Restricted stock awards are independent of option grants and are generally subject to forfeiture if employment terminates prior to the release of the restrictions. Such awards generally vest within 30 days to five years from the date of grant. During that period, ownership of the shares cannot be transferred. Restricted stock has the same cash dividend and voting rights as other common stock and is considered to be currently issued and outstanding. The Corporation expenses the cost of the restricted stock awards, which is determined to be the fair market value of the shares at the date of grant, ratably over the period during which the restrictions lapse. There were no restricted stock awards outstanding at September 30, 2008 and 2007.

There were 38,203 shares of common stock underlying options that were granted on both June 1, 2007 and March 1, 2008. The fair value of share-based payment awards was estimated using the Black-Scholes option pricing model with the following assumptions and weighted average fair values:

	Stock Options	Stock Options
	Nine-Months Ended September 30, 2008	Nine-Months Ended September 30, 2007

Weighted average fair value of grants	$3.10	$6.48
Risk-free interest rate	3.03%	4.92%
Dividend yield	2.43%	2.51%
Expected volatility	30.2%	47.4%
Expected life in months	88	72

CENTER BANCORP, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 — Stock Based Compensation - (continued)

Option activity under the principal option plans as of September 30, 2008 and changes during the nine-months ended September 30, 2008 were as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
			(In Years)

Outstanding at December 31, 2007	264,355	$6.07 - 15.73
Granted	38,203	$11.15
Exercised	(25,583)	—
Forfeited/cancelled/expired	(91,590)	$10.50-15.73
Outstanding at September 30, 2008	185,385	$6.07 - 15.73	6.12	$157,603
Exercisable at September 30, 2008	125,468	$6.07 - 15.73	4.85	$157,603

The aggregate intrinsic value of options above represents the total pretax intrinsic value (the difference between the Corporation’s closing stock price on the last trading day of the third quarter of fiscal 2008 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2008. This amount changed based on the fair market value of the Corporation’s stock.

As of September 30, 2008, there was approximately $227,000 of total unrecognized compensation expense relating to unvested stock options. These costs are expected to be recognized over a weighted average period of 2.4 years.

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

 FSP FAS 157-2

In February 2008, the FASB issued FASB Staff Position (FSP) 157-2, “Effective Date of FASB Statement No. 157,” that permits a one-year deferral in applying the measurement provisions of Statement No. 157 to non-financial assets and non-financial liabilities (non-financial items) that are not recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually). Therefore, if the change in fair value of a non-financial item is not required to be recognized or disclosed in the financial statements on an annual basis or more frequently, the effective date of application of Statement 157 to that item is deferred until fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. This deferral does not apply, however, to an entity that applied Statement 157 in interim or annual financial statements prior to the issuance of FSP 157-2. The Corporation is currently evaluating the impact, if any, that the adoption of FSP 157-2 will have on its consolidated financial statements.

CENTER BANCORP, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 — Recent Accounting Pronouncements  - (continued)

FSP FAS 157-3

In October 2008, the FASB issued FSP SFAS No. 157-3,“Determining the Fair Value of a Financial Asset When The Market for That Asset Is Not Active” (“FSP 157-3”), to clarify the application of the provisions of SFAS 157 in an inactive market and how an entity would determine fair value in an inactive market. FSP 157-3 is effective immediately and applies to the Corporation’s September 30, 2008 financial statements. The Corporation applied the guidance in FSP 157-3 when determining fair value for the Corporation’s private label collateralized mortgage obligations, pooled trust preferred securities and single name corporate trust preferred securities. See Note 5, Fair Value Measurements, for further discussion.

FSP 133-1 and FIN 45-4

In September 2008, the FASB issued FSP 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161” (FSP 133-1 and FIN 45-4). FSP 133-1 and FIN 45-4 amend and enhance disclosure requirements for sellers of credit derivatives and financial guarantees. It also clarifies that the disclosure requirements of SFAS No. 161 are effective for quarterly periods beginning after November 15, 2008, and fiscal years that include those periods. FSP 133-1 and FIN 45-4 are effective for reporting periods (annual or interim) ending after November 15, 2008. The implementation of this standard is not expected to have a material impact on the Corporation’s consolidated financial statements.

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

CENTER BANCORP, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 — Recent Accounting Pronouncements  - (continued)

SFAS No. 161

In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (Statement 161). Statement 161 requires entities that utilize derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives. Statement 161 also requires entities to disclose additional information about the amounts and location of derivatives located within the financial statements, how the provisions of SFAS 133 have been applied, and the impact that hedges have on an entity’s financial position, financial performance, and cash flows. Statement 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Corporation is currently evaluating the potential impact the new pronouncement will have on its consolidated financial statements.

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

CENTER BANCORP, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 — Recent Accounting Pronouncements  - (continued)

EITF 06-11

In June 2007, the EITF reached a consensus on Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards” (“EITF 06-11”). EITF 06-11 states that an entity should recognize a realized tax benefit associated with dividends on non-vested equity shares, non-vested equity share units and outstanding equity share options charged to retained earnings as an increase in additional paid in capital. The amount recognized in additional paid in capital should be included in the pool of excess tax benefits available to absorb potential future tax deficiencies on share-based payment awards. EITF 06-11 should be applied prospectively to income tax benefits of dividends on equity-classified share-based payment awards that are declared in fiscal years beginning after December 31, 2007. The new guidance became effective for the Corporation on January 1, 2008 and did not have a material effect on the Corporation’s consolidated financial statements.

EITF 08-5

In September 2008, the FASB ratified EITF Issue No. 08-5, “Issuer’s Accounting for Liabilities Measured at Fair Value With a Third-Party Credit Enhancement” (“EITF 08-5”). EITF 08-5 provides guidance for measuring liabilities issued with an attached third-party credit enhancement (such as a guarantee). It clarifies that the issuer of a liability with a third-party credit enhancement should not include the effect of the credit enhancement in the fair value measurement of the liability. EITF 08-5 is effective for the first reporting period beginning after December 15, 2008. The Corporation is currently assessing the impact of EITF 08-5 on its consolidated financial statements.

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

The table below provides a reconciliation of the components of other comprehensive income (loss) to the disclosure provided in the statement of changes in stockholders’ equity.

The changes in the components of other comprehensive income (loss), net of taxes, were as follows for the following fiscal periods:

(Dollars in Thousands)	Before Tax Amount	Tax Benefit (Expense)	Net of Tax Amount

For the nine month period ended September 30, 2008:
Net unrealized losses on available for sale securities
Net unrealized holding losses arising during period	$(7,729)	$3,535	$(4,194)
Less reclassification adjustment for net losses arising during the period	(850)	338	(512)
Net unrealized losses	$(6,879)	$3,197	$(3,682)
Other comprehensive loss, net	$(6,879)	$3,197	$(3,682)

For the nine month period ended September 30, 2007:
Net unrealized losses on available for sale securities
Net unrealized holding losses arising during the period	$(1,784)	$573	$(1,211)
Less reclassification adjustment for net gains arising during the period	369	(70)	299
Net unrealized losses	(2,153)	643	(1,510)
Change in pension liability due to settlement of pension curtailment	1,353	(540)	813
Other comprehensive loss, net	$(800)	$103	$(697)

Note 5 — Fair Value Measurements

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

In October 2008, the FASB issued Staff Position (“FSP”) No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for that Asset Is Not Active,” which amended SFAS No. 157. The FSP clarifies how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP No. 157-3 was adopted effective as of September 30, 2008.

SFAS No. 157 describes three levels of inputs that may be used to measure fair value:

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

Following is a description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy:

CENTER BANCORP, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 — Fair Value Measurements - (continued)

Assets

Securities available-for-sale

Where quoted prices are available in an active market, securities are classified with Level 1 of the valuation hierarchy. Level 1 inputs include securities that have quoted prices in active markets for identical assets. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics, or discounted cash flows. Examples of instruments, which would generally be classified within Level 2 of the valuation hierarchy, include municipal bonds and certain agency collateralized mortgage obligations. In certain cases where there is limited activity in the market for a particular instrument, assumptions must be made to determine their fair value and are classified as Level 3. The Corporation’s current portfolio did not have any Level 3 securities as of September 30, 2008 under the prior guidance, however, due to the inactive condition of the markets amidst the financial crisis, the Corporation elected to treat certain securities as Level 3 securities in order to provide more appropriate valuations. For assets in an inactive market, the infrequent trades that do occur are not a true indication of fair value. When measuring fair value, the valuation techniques available under the market approach, income approach and/or cost approach are used. The Corporation’s evaluations are based on market data and the Corporation employs combinations of these approaches for its valuation methods depending on the asset class.

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

Other Real Estate Owned

Certain assets such as other real estate owned (OREO) are measured at fair value less cost to sell. The Corporation believes that the fair value component in its valuation follows the provisions of SFAS No. 157. Fair value of OREO is determined by sales agreements. Costs to sell associated with OREO is based on estimation per the terms and conditions of the sales agreements. Accordingly, at September 30, 2008, the Corporation had no other real estate owned.

Assets measured at fair value at September 30, 2008 are as follows:

		Fair Value Measurements at Reporting Date Using
(Dollars in Thousands)	September 30, 2008	Quoted Prices in Active markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Instruments Measured at Fair Value on a Recurring Basis:
Securities available-for-sale	$284,349	$47,180	$202,428	$34,741
Financial Instruments Measured at Fair Value on a Non-Recurring Basis:
Impaired loans	346	-	346	-
Loans held for sale	-	-	-	-

CENTER BANCORP, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 — Fair Value Measurements - (continued)

Liabilities

The Corporation did not identify any liabilities that are required to be presented at fair value.

The following table presents the changes in securities available-for-sale with significant unobservable inputs (Level 3) for the nine months ended September 30, 2008:

(Dollars in Thousands)	Securities Available-For-Sale

Beginning balance	$—
Transfers into Level 3	34,741
Total	$34,741

The table above includes private label collateralized mortgage obligations (“CMOs”), pooled trust preferred securities, and single name corporate trust preferred securities, which were transferred to Level 3 at September 30, 2008 due to the aforementioned market conditions. As the financial markets remained in turmoil over quarter-end, market pricing for these securities varied widely from one pricing service to another based on the lack of trading. As such, these securities were considered to no longer have readily observable market data that was accurate to support a fair value as prescribed by SFAS No. 157. The fair value measurement objective remained the same in that the price received by the Corporation would result from an orderly transaction (an exit price notion) and that the observable transactions considered in fair value were not forced liquidations or distressed sales at measurement date.

In regards to the private label CMOs, prior to June 30, 2008, the Corporation was able to determine fair value of the CMOs using a market approach validation technique based on Level 2 inputs that did not require significant adjustments. The Level 2 inputs included:

a.	Quoted prices in active markets for similar CMOs with insignificant adjustments for differences between the CMOs that the Corporation holds and similar CMOs

b.	Quoted prices in markets that are not active that represent current transactions for the same or similar CMOs that do not require significant adjustment based on unobservable inputs.

Since June 30, 2008, the market for these CMOs has become increasingly inactive. The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which these CMOs trade and then by a significant decrease in the volume of trades relative to historical levels as well as other relevant factors. At September 30, 2008, the Corporation determined that the market for similar CMOs is not active. That determination was made considering that there are few observable transactions for similar CMOs, the prices for those transactions that have occurred are not current or represent fair value, and the observable prices for those transactions vary substantially over time, thus reducing the potential relevance of those observations. Consequently, the Corporation’s private label CMOs at September 30, 2008 have been classified within Level 3 because the Corporation determines that significant adjustments using unobservable inputs are required to determine a true fair value at the measurement date.

The Corporation determined that an income approach valuation technique (present value technique) that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs will be equally or more representative of fair value than the market approach valuation technique used at prior measurement dates. As such, the Corporation used the discount rate adjustment technique to determine fair value.

CENTER BANCORP, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 — Fair Value Measurements - (continued)

The fair value as of September 30, 2008 was determined by discounting the expected cash flows over the life of the security. The discount rate was determined by deriving a discount rate when the markets were considered more active for this type of security. To this estimated discount rate, additions were made for more liquid markets and increased credit risk and well as assessing the risks in the security, such as default risk and severity risk. The securities continue to make scheduled cash flows and no cash flow payment defaults have occurred to date.

In regards to the pooled trust preferred securities (“pooled TRUPS), prior to June 30, 2008, the Corporation was able to determine fair value of these using a market approach validation technique based on Level 2 inputs that did not require significant adjustments. The Level 2 inputs included:

a.	Quoted prices in active markets for similar pooled TRUPS with insignificant adjustments for differences between the pooled TRUPS that the Corporation holds and similar pooled TRUPS

b.	Quoted prices in markets that are not active that represent current transactions for the same or similar pooled TRUPS that do not require significant adjustment based on unobservable inputs.

Since June 30, 2008, the market for these pooled TRUPS has become increasingly inactive. The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which these pooled TRUPS trade and then by a significant decrease in the volume of trades relative to historical levels as well as other relevant factors. At September 30, 2008, the Corporation determined that the market for similar pooled TRUPS is not active. That determination was made considering that there are few observable transactions for similar pooled TRUPS, the prices for those transactions that have occurred are not current or represent fair value, and the observable prices for those transactions vary substantially over time, thus reducing the potential relevance of those observations. Consequently, the Corporation’s pooled TRUPS at September 30, 2008 have been classified within Level 3 because the Corporation determines that significant adjustments using unobservable inputs are required to determine fair value at the measurement date.

The Corporation determined that an income approach valuation technique (present value technique) that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs will be equally or more representative of fair value than the market approach valuation technique used at prior measurement dates. As such, the Corporation used the discount rate adjustment technique to determine fair value.

The fair value as of September 30, 2008 was determined by discounting the expected cash flows over the life of the security. The discount rate was determined by deriving a discount rate when the markets were considered more active for this type of security. To this estimated discount rate, additions were made for more liquid markets and increased credit risk and well as assessing the risks in the security, such as default risk and severity risk. The securities continue to make scheduled cash flows and no cash flow payment defaults have occurred to date.

In regards to the single name corporate trust preferred securities (“single name TRUPS”), prior to June 30, 2008, the Corporation was able to determine fair value of these using a market approach validation technique based on Level 2 inputs that did not require significant adjustments. The Level 2 inputs included:

a.	Quoted prices in active markets for similar single name TRUPS with insignificant adjustments for differences between the Pooled TRUPS that the Corporation holds and similar pooled TRUPS

b.	Quoted prices in markets that are not active that represent current transactions for the same or similar single name TRUPS that do not require significant adjustment based on unobservable inputs.

CENTER BANCORP, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 — Fair Value Measurements - (continued)

Since June 30, 2008, the market for these single name TRUPS has become increasingly inactive. The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which these single name TRUPS trade and then by a significant decrease in the volume of trades relative to historical levels as well as other relevant factors. At September 30, 2008, the Corporation determined that the market for similar single name TRUPS is not active. That determination was made considering that there are few observable transactions for similar single name TRUPS, the prices for those transactions that have occurred are not current or represent fair value, and the observable prices for those transactions vary substantially over time, thus reducing the potential relevance of those observations. Consequently, the Corporation’s single name TRUPS at September 30, 2008 have been classified within Level 3 because the Corporation determines that significant adjustments using unobservable inputs are required to determine fair value at the measurement date.

The Corporation determined that an income approach valuation technique (present value technique) that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs will be equally or more representative of fair value than the market approach valuation technique used at prior measurement dates. As such, the Corporation used the discount rate adjustment technique to determine fair value.

The fair value as of September 30, 2008 was determined by discounting the expected cash flows over the life of the security. The discount rate was determined by deriving a discount rate when the markets were considered more active for this type of security. To this estimated discount rate, additions were made for more liquid markets and increased credit risk and well as assessing the risks in the security, such as default risk and severity risk. The securities continue to make scheduled cash flows and no cash flow payment defaults have occurred to date.

Note 6 — Components of Net Periodic Pension Cost

The following table sets forth the net periodic pension cost (benefit) for the pension plans for the three and nine months ended September 30, 2008 and 2007.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in Thousands)	2008	2007	2008	2007

Service cost	$-	$95	$-	$630
Interest cost	175	173	525	540
Expected return on plan assets	(165)	(169)	(494)	(527)
Net amortization and deferral	-	2	-	11
Recognized curtailment (gain)	-	(1,161)	-	(1,155)
Net periodic pension cost (benefit)	$10	$(1,060)	$31	$(501)

Contributions

The Corporation previously disclosed in its consolidated financial statements for the year ended December 31, 2007, that it expects to contribute $250,000 to its pension plans in 2008. For the nine months ended September 30, 2008, the Corporation did not contribute to its pension plans.

Note 7 — Income Taxes

In June 2006, the FASB issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), which clarifies the accounting for uncertainty in tax positions.

The Corporation adopted the provisions of FIN 48 as of January 1, 2007. The adoption of FIN 48 did not impact the Corporation’s consolidated financial condition, results of operations or cash flows. At September 30, 2008 and December 31, 2007, the Corporation had unrecognized tax benefits of $2.5 million and $2.5 million, respectively, which primarily related to uncertainty regarding the sustainability of certain deductions to be taken in 2008 and future U.S. Federal income tax returns related to the liquidation of the Corporation’s New Jersey REIT subsidiary. To the extent these unrecognized tax benefits are ultimately recognized, they will impact the effective tax rate in a future period. At September 30, 2008, the Corporation recorded approximately $163,000 in interest expense as a component of tax expense related to the unrecognized tax benefit.

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

(Dollars in Thousands)	September 30, 2008

Short-term borrowings:
Average interest rate:
At quarter end	2.06%
For the quarter	2.13%
Average amount outstanding during the quarter:	$67,326
Maximum amount outstanding at any month end:	$106,097
Amount outstanding at quarter end:	$52,557

2. Long-Term Borrowings:

Long-term borrowings, which consist primarily of FHLB advances and securities sold under agreements to repurchase, totaled $223.3 million and mature within one to ten years. The FHLB advances are secured by pledges of FHLB stock, 1-4 family mortgage and U.S. government and Federal agency obligations. At September 30, 2008, the FHLB advances and securities sold under agreements to repurchase had a weighted average interest rate of 4.09 percent and 4.92 percent, respectively, and are contractually scheduled for repayment as follows:

(Dollars in Thousands)	September 30, 2008

2008	$—
2009	—
2010	40,334
2011	22,000
2012	—
Thereafter	161,000
Total	$223,334

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

On March 1, 2005, the Board of Governors of the Federal Reserve System adopted a final rule that allows the continued inclusion of outstanding and prospective issuances of trust preferred securities in the Tier I capital of bank holding companies, subject to stricter quantitative limits and qualitative standards. The new quantitative limits become effective after a five-year transition period ending March 31, 2009. Under the final rules, trust preferred securities and other restricted core capital elements are limited to 25 percent of all core capital elements. Amounts of restricted core capital elements in excess of these limits may be included in Tier II Capital. At September 30, 2008, the only restricted core capital element owned by the Corporation is trust preferred securities. Based on a preliminary review of the final rule, the Corporation believes that its trust preferred issues qualify as Tier I Capital. However, in the event that the trust preferred issues would not qualify as Tier I Capital, the Corporation would remain well capitalized.

As of September 30, 2008, assuming the Corporation was not allowed to include the $5.2 million in subordinated debentures in Tier 1 capital, the Corporation would have had a Tier 1 capital ratio of 9.60 percent and a total risk based capital ratio of 10.41 percent.

To the extent that the trusts have funds available to make payments, as guarantor, the Corporation continues to unconditionally guarantee payment of: required distributions on the capital securities; the redemption price when a capital security is redeemed; and the amounts due if a Trust is liquidated or terminated. During the first nine months of 2008, the business trusts did not repurchase any capital securities or related debentures.

Item 2. Management’s Discussion and Analysis (“MD&A”) of Financial Condition and Results of Operations

The purpose of this analysis is to provide the reader with information relevant to understanding and assessing the Corporation’s results of operations for the periods presented herein and financial condition as of September 30, 2008 and December 31, 2007. In order to fully appreciate this analysis, the reader is encouraged to review the consolidated financial statements and accompanying notes thereto appearing elsewhere in this report.

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

The Corporation’s accounting policies are fundamental to understanding Management’s Discussion and Analysis (“MD&A”) of financial condition and results of operations. The most significant accounting policies followed by the Corporation are presented in Note 1 of the Notes to Consolidated Financial Statements. The Corporation has identified its policies on the allowance for loan losses, issues relating to other-than-temporary impairment losses in the securities portfolio, the valuation of deferred tax assets and the fair value of investment securities to be critical because management must make subjective and/or complex judgments about matters that are inherently uncertain and could be most subject to revision as new information becomes available. Additional information on these policies can be found in Note 1 of the Notes to Consolidated Financial Statements.

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

Other-Than-Temporary Impairment of Securities

Securities are evaluated on at least a quarterly basis, and more frequently when market conditions warrant such an evaluation, to determine whether a decline in their value is other-than-temporary. To determine whether a loss in value is other-than-temporary, management utilizes criteria such as the reasons underlying the decline, the magnitude and the duration of the decline and the intent and ability of the Corporation to retain its investment in the security for a period of time sufficient to allow for an anticipated recovery in the fair value. The term “other-than-temporary” is not intended to indicate that the decline is permanent, but indicates that the prospects for a near-term recovery of value is not necessarily favorable, or that there is a lack of evidence to support a realizable value equal to or greater than the carrying value of the investment. Once a decline in value is determined to be other-than-temporary, the value of the security is reduced to fair value and a corresponding charge to earnings is recognized. Impairment charges on certain investment securities of approximately $1.2 million and $1.4 million were recognized during the three and nine months ended September 30, 2008, respectively. As a result of the bankruptcy of Lehman Brothers in September 2008, the Corporation incurred an impairment charge of $1.2 million in its investment securities portfolio during the third quarter of 2008. This charge for the quarter was based on the Corporation's expectation at September 30, 2008 of what the Corporation feels it would receive from the bankruptcy proceedings as opposed to an attempted sale into an illiquid market. No impairment charge was recognized during the three or nine months ended September 30, 2007.

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

Fair Value of Investment Securities

In October 2008, the FASB issued FSP SFAS No. 157-3,“Determining the Fair Value of a Financial Asset When The Market for That Asset Is Not Active” (“FSP 157-3”), to clarify the application of the provisions of SFAS 157 in an inactive market and how an entity would determine fair value in an inactive market. FSP 157-3 is effective immediately and applies to the Corporation’s September 30, 2008 financial statements. The Corporation applied the guidance in FSP 157-3 when determining fair value for the Corporation’s private label collateralized mortgage obligations, pooled trust preferred securities and single name corporate trust preferred securities. See Note 5, Fair Value Measurements, for further discussion.

Earnings Analysis

Net income for the three months ended September 30, 2008 amounted to $1,518,000 compared to net income of $998,000 for the comparable three-month period ended September 30, 2007. The Corporation recorded earnings per diluted common share of $0.12 for the three months ended September 30, 2008 as compared with earnings of $0.07 per diluted common share for the three months ended September 30, 2007. The annualized return on average assets increased to 0.60 percent for the three months ended September 30, 2008 as compared to 0.40 percent for the comparable three-month period in 2007. The annualized return on average stockholders’ equity was 7.55 percent for the three-month period ended September 30, 2008 as compared to 4.21 percent for the three months ended September 30, 2007.

During the third quarter of 2008, the Corporation recorded certain non-recurring items, including gains related to employee benefit plans and the Corporation's bank owned life insurance offset by an impairment charge taken on a Lehman Brothers corporate bond as a result of Lehman Brothers' September bankruptcy filing. These items amounted to an after-tax net charge of $213,000 or $0.02 per diluted share. Nonetheless, the results for the period continue to reflect the core strengths of the Corporation - asset growth, margin expansion and a reduction in operating overhead. Earnings for both the third quarter and nine months of 2008 reflect the progress that the Corporation is making in building a strong balance sheet, maintaining a strong credit culture and improving the stability of revenue streams.

For the nine months ended September 30, 2008, the Corporation recorded net income of $4,143,000 compared to net income of $3,324,000 for the comparable nine month period ended September 30, 2007. The Corporation recorded earnings per diluted common share of $0.32 for the nine months ended September 30, 2008 as compared with earnings of $0.24 per diluted common share for the nine months ended September 30, 2007. The annualized return on average assets increased to 0.56 percent for the nine months ended September 30, 2008 as compared to 0.43 percent for the comparable nine month period in 2007. The annualized return on average stockholders’ equity was 6.59 percent for the nine month period ended September 30, 2008 as compared to 4.58 percent for the nine months ended September 30, 2007.

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

Net Interest Income
(tax-equivalent basis)

	Three Months Ended September 30,				Nine Months Ended September 30,
			Increase	Percent			Increase	Percent
(Dollars in Thousands)	2008	2007	(Decrease)	Change	2008	2007	(Decrease)	Change
Interest income:
Investments	$3,389	$4,732	($1,343)	(28.38)	$11,164	$14,706	$(3,542)	(24.09)
Loans, including fees	9,427	8,460	967	11.43	26,575	25,087	1,488	5.93
Federal funds sold and securities purchased under agreement to resell	-	40	(40)	(100.00)	109	521	(412)	(79.08)
Restricted investment in bank stocks, at cost	161	138	23	16.67	497	402	95	23.63
Total interest income	12,977	13,370	(393)	(2.94)	38,345	40,716	2,371	(5.82)
Interest expense:
Time deposits of $100 or more	618	1,132	(514)	(45.41)	1,830	3,022	(1,192)	(39.44)
All other deposits	2,434	3,954	(1,520)	(38.44)	8,302	12,704	(4,402)	(34.65)
Borrowings	2,777	2,369	408	17.22	8,171	7,279	892	12.25
Total interest expense	5,829	7,455	(1,626)	(21.81)	18,303	23,005	(4,702)	(20.44)
Net interest income on a fully tax-equivalent basis	7,148	5,915	1,233	20.85	20,042	17,711	2,331	13.16
Tax-equivalent adjustment	(288)	(434)	146	33.64	(1,066)	(1,384)	318	22.98
Net interest income	$6,860	$5,481	$1,379	25.16	$18,976	$16,327	$2,649	16.22

Note: The tax-equivalent adjustment was computed on an assumed statutory Federal income tax rate of 34 percent. Adjustments were made for interest earned on tax-advantaged instruments.

Net interest income on a fully tax-equivalent basis increased $1.2 million or 20.8 percent to $7.1 million for the three months ended September 30, 2008 as compared to the same period in 2007. For the three months ended September 30, 2008, the net interest margin increased 46 basis points to 3.09 percent from 2.63 percent during the three months ended September 30, 2007 due primarily to lower rates paid on interest-bearing liabilities. For the three months ended September 30, 2008, a decrease in the average yield on interest-earning assets of 33 basis points was more than offset by a decrease in the average cost of interest-bearing liabilities of 106 basis points, which increased the Corporation’s net interest spread by 73 basis points for the period. On a linked sequential basis, net interest spread and margin improved by 12 basis points and 9 basis points, respectively, from the three months ended June 30, 2008 to the three months ended September 30, 2008.

Net interest income on a fully tax-equivalent basis increased $2.3 million or 13.2 percent to $20.0 million for the nine months ended September 30, 2008 as compared to the same period in 2007. For the nine months ended September 30, 2008, the net interest margin increased 42 basis points to 2.95 percent from 2.53 percent during the nine months ended September 30, 2007 due primarily to lower rates paid on interest-bearing liabilities. For the nine months ended September 30, 2008, a decrease in the average yield on interest-earning assets of 19 basis points was more than offset by a decrease in the average cost of interest-bearing liabilities of 81 basis points, which increased the Corporation’s net interest spread by 62 basis points for the period.

For the three-month period ended September 30, 2008, interest income on a tax-equivalent basis decreased by $0.4 million or 2.9 percent from the comparable three-month period in 2007. This decrease was due primarily to a decline in balances of the Corporation’s investment securities portfolio coupled with a decline in rates due to the actions taken by the Federal Reserve to lower market interest rates over the past year. The Corporation’s loan portfolio increased on average $113.0 million to $651.8 million from $538.8 million in the same quarter in 2007, primarily driven by growth in commercial real estate business related sectors of the loan portfolio. The loan portfolio represented approximately 70.5 percent of the Corporation’s interest-earning assets on average during the third quarter of 2008 as compared to 59.8 percent in the same quarter in 2007. The increase in loan volume was partially offset by the above-mentioned decline in the volume of the Corporation’s investment portfolio. Average investment volume decreased during the current three month period by $87.9 million compared to the third quarter of 2007.

For the nine-month period ended September 30, 2008, interest income on a tax-equivalent basis decreased by $2.4 million or 5.8 percent from the comparable nine-month period in 2007. This decrease was due primarily to a decline in balances of the Corporation’s investment securities portfolio coupled with a decline in rates due to the actions taken by the Federal Reserve to lower market interest rates over the past year. The Corporation’s loan portfolio increased on average $69.0 million to $606.5 million from $537.5 million in the same period in 2007, primarily driven by growth in commercial real estate business related sectors of the loan portfolio. The loan portfolio represented approximately 66.9 percent of the Corporation’s interest-earning assets on average during the first nine months of 2008 as compared to 57.7 percent in the same period in 2007. The increase in loan volume was more than offset by the above-mentioned decline in the volume of the Corporation’s investment portfolio. Average investment volume decreased during the current nine month period by $88.3 million compared to the same period of 2007.

The Federal Open Market Committee (FOMC) reduced rates four times during the first nine months of 2008 in addition to the two rate reductions during the fourth quarter of 2007, for a total of 275 basis points. This action by the FOMC allowed the Corporation to further reduce liability costs throughout 2008.

For the three months ended September 30, 2008, interest expense declined by $1.6 million or 21.8 percent from the same period in 2007. The average rate of interest-bearing liabilities decreased 106 basis points to 2.88 percent for the three months ended September 30, 2008 from 3.94 percent for the three months ended September 30, 2007. At the same time, the average volume of interest-bearing liabilities increased by $51.7 million. The increase in the average balance of interest-bearing liabilities during the three months ended September 30, 2008 was primarily in borrowings of $87.7 million and in money market and time deposits of $13.9 million, partially offset by decreases of $44.9 million in other interest bearing deposits and $5.0 million in savings deposits. Steps were taken during the fourth quarter of 2007 to improve the Corporation’s net interest margin by allowing the runoff of certain high rate deposits and to position the Corporation’s cash position for further outflows in the first, second and third quarters of 2008. The result was an improvement in the Corporation’s cost of funds and net interest margin. During the first nine months of 2008, the Corporation secured approximately $55 million of longer term funding with a weighted average rate of 2.90 percent in an effort to support continued loan growth. In part as a result of these factors, for the three months ended September 30, 2008, the Corporation’s net interest spread on a tax-equivalent basis increased to 2.73 percent from 2.00 percent for the three months ended September 30, 2007.

For the nine months ended September 30, 2008, interest expense declined by $4.7 million or 20.4 percent from the same period in 2007. The average rate of interest-bearing liabilities decreased 81 basis points to 3.10 percent for the nine months ended September 30, 2008 from 3.91 percent for the nine months ended September 30, 2007. At the same time, the average volume of interest-bearing liabilities increased by $3.0 million. The increase in the average balance of interest-bearing liabilities during the three months ended September 30, 2008 was primarily in borrowings of $65.7 million and in money market deposits of $18.3 million, partially offset by decreases of $40.9 million in other interest bearing deposits and $40.1 million in savings and time deposits. For the nine months ended September 30, 2008, the Corporation’s net interest spread on a tax-equivalent basis increased to 2.54 percent from 1.92 percent for the nine months ended September 30, 2007.

The following table, “Analysis of Variance in Net Interest Income Due to Volume and Rates”, analyzes net interest income on a fully tax-equivalent basis by segregating the volume and rate components of various interest-earning assets and liabilities and the changes in the rates earned and paid by the Corporation.

 Analysis of Variance in Net Interest Income Due to Volume and Rates

	Three Months Ended September 30, 2008/2007 Increase (Decrease) Due to Change In:			Nine Months Ended September 30, 2008/2007 Increase (Decrease) Due to Change In:
	Average	Average	Net	Average	Average	Net
(Dollars in Thousands)	Volume	Rate	Change	Volume	Rate	Change
Interest-earning assets:
Investment securities:
Taxable	$(721)	$(160)	$(881)	$(2,392)	$5	$(2,387)
Non-Taxable	(438)	(24)	(462)	(1,084)	(71)	(1,155)
Loans, net of unearned income	1,672	(705)	967	3,087	(1,599)	1,488
Federal funds sold and securities
purchased under agreement to resell	(20)	(20)	(40)	(226)	(186)	(412)
Restricted investment in bank stock	39	(16)	23	112	(17)	95
Total interest-earning assets	532	(925)	(393)	(503)	(1,868)	(2,371)
Interest-bearing liabilities:
Money market deposits	49	(936)	(887)	564	(2,489)	(1,925)
Savings deposits	(26)	(217)	(243)	(111)	(610)	(721)
Time deposits	(102)	(492)	(594)	(1,039)	(1,272)	(2,311)
Other interest-bearing deposits	(239)	(71)	(310)	(725)	88	(637)
Borrowings and subordinated debentures	889	(481)	408	2,031	(1,139)	892
Total interest-bearing liabilities	571	(2,197)	(1,626)	720	(5,422)	(4,702)
Change in net interest income	$(39)	$1,272	$1,233	$(1,223)	$3,554	$2,331

The following table, “Average Statement of condition with Interest and Average Rates”, presents for the three and nine months ended September 30, 2008 and 2007 the Corporation’s average assets, liabilities and stockholders’ equity. The Corporation’s net interest income, net interest spreads and net interest income as a percentage of interest-earning assets (net interest margin) are also reflected.

Average Statements of Condition with Interest and Average Rates

	Three Months Ended September 30,
	2008			2007
(Tax-Equivalent Basis, Dollars in Thousands)	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate

Assets:
Interest-earning assets:
Investment securities:(1)
Taxable	$203,775	$2,542	4.99%	$261,005	$3,423	5.25%
Tax-exempt	59,426	847	5.70	90,124	1,309	5.81
Loans, net of unearned income(2)	651,766	9,427	5.79	538,798	8,460	6.28
Federal funds sold and securities purchased under agreement to resell	-	-	0.00	3,238	40	4.94
Restricted investment in bank stocks	10,136	161	6.35	7,752	138	7.12
Total interest-earning assets	925,101	12,977	5.61	900,917	13,370	5.94
Non-interest-earning assets:
Cash and due from banks	16,533			16,691
Bank owned life insurance	22,789			21,910
Intangible assets	17,145			17,245
Other assets	37,069			34,687
Allowance for loan losses	(5,840)			(4,984)
Total non-interest earning assets	87,697			85,549
Total assets	$1,012,798			$986,466
Liabilities and stockholders’ equity
Interest-bearing liabilities:
Money market deposits	$144,559	$756	2.09%	$140,221	$1,643	4.69%
Savings deposits	62,618	132	0.84	67,644	375	2.22
Time deposits	187,207	1,501	3.21	177,667	2,095	4.72
Other interest-bearing deposits	127,076	663	2.09	172,023	973	2.26
Short-term borrowings and FHLB advances	282,847	2,705	3.82	195,102	2,264	4.64
Subordinated debentures	5,155	72	5.62	5,155	105	8.15
Total interest-bearing liabilities	809,462	5,829	2.88	757,812	7,455	3.94
Non-interest-bearing liabilities:
Demand deposits	118,251			128,118
Other non-interest-bearing deposits	372			331
Other liabilities	4,320			5,372
Total non-interest-bearing liabilities	122,943			133,821
Stockholders’ equity	80,393			94,833
Total liabilities and stockholders’ equity	$1,012,798			$986,466
Net interest income (tax-equivalent basis)		$7,148			$5,915
Net interest spread			2.73%			2.00%
Net interest income as percent of earning-assets (net interest margin)			3.09%			2.63%
Tax-equivalent adjustment(3)		(288)			(434)
Net interest income		$6,860			$5,481
——————
(1) Average balances for available-for-sale securities are based on amortized cost
(2) Average balances for loans include loans on non-accrual status
(3) The tax-equivalent adjustment was computed based on a statutory Federal income tax rate of 34 percent.

Average Statements of Condition with Interest and Average Rates

	Nine Months Ended September 30,
	2008			2007
(Tax-Equivalent Basis, Dollars in Thousands)	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Assets:
Interest-earning assets:
Investment securities:(1)
Taxable	$212,461	$8,062	5.06%	$275,504	$10,449	5.06%
Tax-exempt	72,277	3,102	5.72	97,512	4,257	5.82
Loans, net of unearned income(2)	606,524	26,575	5.84	537,515	25,087	6.22
Federal funds sold and securities purchased under agreement to resell	5,406	109	2.68	13,256	521	5.24
Restricted investment in bank stocks	10,040	497	6.61	7,784	402	6.89
Total interest-earning assets	906,707	38,345	5.64	931,571	40,716	5.83
Non-interest-earning assets:
Cash and due from banks	15,770			19,037
Bank owned life insurance	22,571			21,689
Intangible assets	17,169			17,272
Other assets	37,247			34,539
Allowance for loan losses	(5,495)			(4,977)
Total non-interest earning assets	87,262			87,560
Total assets	$993,969			$1,019,131
Liabilities and stockholders’ equity
Interest-bearing liabilities:
Money market deposits	$159,924	$2,931	2.44%	$141,613	$4,856	4.57%
Savings deposits	63,147	408	0.86	70,829	1,129	2.13
Time deposits	158,992	4,459	3.74	191,364	6,770	4.72
Other interest-bearing deposits	131,295	2,334	2.37	172,217	2,971	2.30
Short-term borrowings and FHLB advances	269,390	7,943	3.93	203,685	6,969	4.56
Subordinated debentures	5,155	228	5.90	5,155	310	8.02
Total interest-bearing liabilities	787,903	18,303	3.10	784,863	23,005	3.91
Non-interest-bearing liabilities:
Demand deposits	115,072			131,031
Other non-interest-bearing deposits	365			381
Other liabilities	6,823			6,126
Total non-interest-bearing liabilities	122,260			137,538
Stockholders’ equity	83,806			96,730
Total liabilities and stockholders’ equity	$993,969			$1,019,131
Net interest income (tax-equivalent basis)		$20,042			$17,711
Net interest spread			2.54%			1.92%
Net interest income as percent of earning-assets (net interest margin)			2.95%			2.53%
Tax-equivalent adjustment(3)		(1,066)			(1,384)
Net interest income		$18,976			$16,327
——————
(1) Average balances for available-for-sale securities are based on amortized cost
(2) Average balances for loans include loans on non-accrual status
(3) The tax-equivalent adjustment was computed based on a statutory Federal income tax rate of 34 percent

Investment Portfolio

For the three months ended September 30, 2008, the average volume of investment securities decreased by $87.9 million to approximately $263.2 million, or 28.5 percent of average earning assets, from $351.1 million on average, or 39.0 percent of average earning assets, in the comparable period in 2007. For the nine months ended September 30, 2008, the average volume of investment securities decreased by $88.3 million to approximately $284.7 million, or 31.4 percent of average earning assets, from $373.0 million on average, or 40.0 percent of average earning assets, in the comparable period in 2007. The decline is consistent with maintaining the balance sheet strategies the Corporation has previously outlined in seeking to reduce the size of its investment securities portfolio while increasing loans as a percentage of the earning-asset mix. The reduction was made in anticipation of providing cash flow for loan funding and forecasted liability outflows.

At September 30, 2008, the principal components of the investment portfolio are U.S. Treasury and U.S. Government Agency Obligations, Federal Agency Obligations including mortgage-backed securities, Obligations of U.S. states and political subdivision, corporate bonds and notes, and other debt and equity securities. The Corporation's investment portfolio also consists of overnight investments that were made into the Reserve Primary Fund (the “Fund”), a money market fund registered with the Securities and Exchange Commission as an investment company under the Investment Company Act of 1940. On September 22, 2008, the Fund announced that redemptions of shares of the Fund were suspended pursuant to an SEC order so that an orderly liquidation may be effected for the protection of the Fund’s investors. On September 29, 2008, the Fund announced a partial distribution (32% of the Fund assets) in cash to all investors pro rata in proportion to the number of shares each investor held as of the close of business on September 15, 2008, which has since been increased to approximately 50%. On October 31, 2008, the Corporation received a distribution from the Fund of approximately 50 percent of its outstanding balance. The Fund announced that it has applied to participate in the United States Department of Treasury’s Temporary Money Market Fund Guarantee Program, participation in which is subject to approval of the Treasury Department. While the Corporation expects to recover substantially all of its current holdings in the Fund, the Corporation cannot predict when this will occur and cannot be certain as to the extent of the recovery.

During the three-month period ended September 30, 2008, the volume related factors applicable to the investment portfolio decreased revenue by $1.2 million, while rate related changes resulted in a decrease in revenue of $184,000 from the same period in 2007. The tax-equivalent yield on investments decreased by 24 basis points to 5.15 percent from a yield of 5.39 percent during the comparable period in 2007. For the nine-month period ended September 30, 2008, the volume related factors applicable to the investment portfolio decreased revenue by $3.5 million, while rate related changes resulted in a decrease in revenue of $66,000. The tax-equivalent yield on investments for the nine months ended September 30, 2008 decreased by 3 basis points to 5.23 percent from a yield of 5.26 percent during the comparable period in 2007.

Securities available-for-sale is a part of the Corporation’s interest rate risk management strategy and may be sold in response to changes in interest rates, changes in prepayment risk, liquidity management and other factors. On November 16, 2007, the Corporation transferred $113.4 million in securities classified as held-to-maturity to its available for sale portfolio. As a result of this action in the fourth quarter of 2007, the entire securities portfolio has been classified as available for sale.

During the nine months ended September 30, 2008, approximately $37.1 million in debt securities were sold from the Corporation’s available-for-sale portfolio. The cash flow from the sale of investment securities was in part used to reduce borrowings. The Corporation’s sales from its available-for-sale portfolio were made in the ordinary course of business.

At September 30, 2008, the net unrealized loss on securities available-for-sale, which is carried as a component of other comprehensive loss and included in stockholders’ equity, net of tax, amounted to a net unrealized loss of $9.1 million as compared with a net unrealized loss of $5.1 million at December 31, 2007. The gross unrealized losses associated with U.S. Treasury and Agency securities and Federal agency obligations, mortgage-backed securities, other taxable securities and tax-exempt securities are not considered to be other-than-temporary because their unrealized losses are related to changes in interest rates and do not affect the expected cash flows of the underlying collateral or issuer. The Corporation has the intent and ability to hold the investment securities for a period of time necessary to recover the amortized cost.

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

At September 30, 2008, total loans amounted to $661.2 million, an increase of $109.5 million or 19.8 percent as compared to December 31, 2007. Loan growth during the quarter ended September 30, 2008 occurred primarily in the commercial and commercial real estate sectors of the loan portfolio.

Total average loan volume increased $113.0 million or 21.0 percent for the three months ended September 30, 2008 as compared to the same period in 2007, while the portfolio yield decreased by 50 basis points as compared with 2007. The increased total average loan volume was due primarily to increased customer activity, new lending relationships and new markets. The volume related factors during the period contributed increased revenue of $1.7 million, while the rate related changes decreased revenue by $706,000. The decrease in yield on loans for the three month period of 2008 compared to 2007 was the result of a decrease in market interest rates as compared with 2007, coupled with a competitive rate pricing structure and tighter spreads in the market on loans which has been driven by the heightened competition for lending relationships that exists in the Corporation’s market. At September 30, 2008, the Corporation had $44 million in overall undisbursed loan commitments which are expected to fund over the next 90 days.

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

Allowance for Loan Losses and Related Provision

The purpose of the allowance for loan losses (“allowance”) is to absorb the impact of losses inherent in the loan portfolio. Additions to the allowance are made through provisions charged against current operations and through recoveries made on loans previously charged-off. The allowance for loan losses is maintained at an amount considered adequate by management to provide for potential credit losses based upon a periodic evaluation of the risk characteristics of the loan portfolio. In establishing an appropriate allowance, an assessment of the individual borrowers, a determination of the value of the underlying collateral, a review of historical loss experience and an analysis of the levels and trends of loan categories, delinquencies and problem loans are considered. Such factors as the level and trend of interest rates and current economic conditions and peer group statistics are also reviewed. Given the extraordinary economic volatility impacting national, regional and local markets, the Corporation's analysis of its allowance for loan losses takes into consideration the potential impact that current trends may have on the Corporation's borrowing base. At September 30, 2008, the level of the allowance was $6,080,000 as compared to $5,163,000 at December 31, 2007 and $5,021,000 at September 30, 2007. The Corporation had total provisions to the allowance for the three-month period ended September 30, 2008 in the amount of $465,000 as compared to $100,000 for the comparable period in 2007. For the nine-month period ended September 30, 2008, the provision of loan losses amounted to $1,136,000 as compared to $200,000 in the same period last year. The level of the allowance during the respective periods of 2008 and 2007 reflects the credit quality within the loan portfolio, the loan volume recorded during the periods, the Corporation’s focus on the changing composition of the commercial and residential real estate loan portfolios and other related factors.

At September 30, 2008, the allowance for loan losses amounted to 0.92 percent of total loans. In management’s view, the level of the allowance at September 30, 2008, is adequate to cover losses inherent in the loan portfolio. Management’s judgment regarding the adequacy of the allowance constitutes a “Forward Looking Statement” under the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from management’s analysis, based principally upon the factors considered by management in establishing the allowance.

Although management uses the best information available, the level of the allowance for loan losses remains an estimate, which is subject to significant judgment and short-term change. Various regulatory agencies, as an integral part of their examination process, periodically review the Corporation’s allowance for loan losses. Such agencies may require the Corporation to increase the allowance based on their analysis of information available to them at the time of their examination. Furthermore, the majority of the Corporation’s loans are secured by real estate in the State of New Jersey. Future adjustments to the allowance may be necessary due to economic factors impacting New Jersey real estate and the economy in general, as well as operating, regulatory and other conditions beyond the Corporation’s control. The allowance for loan losses as a percentage of total loans amounted to 0.92 percent, 0.94 percent and 0.91 percent at September 30, 2008, December 31, 2007 and September 30, 2007, respectively.

Net charge-offs were $45,000 and $53,000 during the three months ended September 30, 2008 and 2007, respectively, bringing the Corporation’s net charge-offs to $219,000 for the first nine months of 2008 compared to $139,000 for the same period in 2007.

Changes in the allowance for loan losses are set forth below.

	Nine Months Ended September 30,
(Dollars in Thousands)	2008	2007
Average loans outstanding	$606,524	$537,515
Total loans at end of period	$661,157	$550,847
Analysis of the Allowance for Loan Losses
Balance at the beginning of year	$5,163	$4,960
Charge-offs:
Commercial loans	194	45
Residential	-	77
Installment loans	48	23
Total charge-offs	242	145
Recoveries:
Commercial	6	1
Installment loans	17	5
Total recoveries	23	6
Net charge-offs	219	139
Provision for loan losses	1,136	200
Balance at end of period	$6,080	$5,021
Ratio of net charge-offs during the period to average loans outstanding during the period(1)	0.04%	0.03%
Allowance for loan losses as a percentage of total loans at end of period	0.92%	0.91%
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

(Dollars in Thousands)	September 30, 2008	December 31, 2007	September 30, 2007

Non-accrual loans	$541	$3,907	$986
Troubled debt restructuring	95	—	—
Accruing loans past due 90 days or more	18	—	—
Total non-performing loans	654	3,907	986
Other real estate owned	—	501	586
Total non-performing assets	$654	$4,408	$1,572

The decrease in non-accrual loans of $3.3 million at September 30, 2008 from December 31, 2007 was primarily attributable to one commercial mortgage loan in the amount of $2.5 million, in which the Corporation had received full payment, including principal of $2.5 million and interest of $83,000, during the first quarter of 2008. The $95,000 carried as troubled debt restructuring represents the total modified amount required to be paid by two different one-to-four family residential developers. Each of these borrowers is expected to make monthly payments of principal without interest. These loans are secured by real estate.

Other known “potential problem loans” (as defined by SEC regulations) as of September 30, 2008 have been identified and internally risk rated as other assets especially mentioned or substandard. Such loans amounted to $9.3 million, $5.8 million and $4.4 million at September 30, 2008, December 31, 2007, and September 30, 2007 respectively. At September 30, 2008, the Corporation classified a $4.1 million construction loan as especially mentioned. The loan is for the construction of a condominium project within the Corporation’s market area. The Corporation is expecting either completion or a sale of the project to a new owner in November 2008.

At September 30, 2008, other than the loans set forth above, the Corporation is not aware of any loans which present serious doubts as to the ability of its borrowers to comply with present loan repayment terms and which are expected to fall into one of the categories set forth in the tables or descriptions above.

The Corporation has no foreign loans.

At September 30, 2008, the Corporation had no other real estate owned (OREO) as compared to $501,000 at December 31, 2007 and $586,000 at September 30, 2007. During the second quarter of 2008, the Corporation recorded a $26,000 loss on the sale of two OREO properties, which had a carrying value of $478,000.

In general, it is the policy of management to consider the charge-off of loans at the point they become past due in excess of 90 days, with the exception of loans that are secured by cash or marketable securities or mortgage loans, which are in the process of foreclosure.

Other Income

The following table presents the principal categories of other income.

	Three Months Ended September 30,				Nine Months Ended September 30,
			Amount				Amount
			Increase	Percent			Increase	Percent
(Dollars in Thousands)	2008	2007	(Decrease)	Change	2008	2007	(Decrease)	Change

Service charges, commissions and fees	$484	$438	$46	10.5	$1,526	$1,293	$233	18.0
Annuity & insurance	35	131	(96)	(73.3)	90	254	(164)	(64.6)
Bank owned life insurance	507	223	284	127.4	956	676	280	41.4
Net securities gains (losses)	(1,075)	14	(1,089)	N/M	(850)	943	(1,793)	(190.1)
Other income	96	105	(9)	(8.6)	307	332	(25)	(7.5)
Total other income	$47	$911	$(864)	(94.8)	$2,029	$3,498	$(1,469)	(42.0)
N/M = not meaningful

For the three-month period ended September 30, 2008, total other income decreased $864,000 as compared with the comparable quarter of 2007, primarily as a result of securities losses during the third quarter of 2008. During the third quarter of 2008, the Corporation incurred an impairment charge of $1.2 million in its securities portfolio related to Lehman Brothers bonds held by the Corporation (as more fully described below). Excluding net securities gains (losses), the Corporation recorded other income of $1,122,000 in the three months ended September 30, 2008, compared to $897,000 in the three months ended September 30, 2007, an increase of $225,000 or 25.1 percent. During the third quarter of 2008, the Corporation recognized $230,000 in tax-free proceeds in excess of contract value on its bank owned life insurance ("BOLI") due to the death of one insured participant. Higher levels of service charges, commissions and fees and higher earnings from the appreciation in the cash surrender value of the Corporation's BOLI investment were offset in part by a decline in commissions from sales of mutual funds and annuities.

For the nine months ended September 30, 2008, total other income decreased $1,469,000 as compared to the first nine months of 2007, primarily as a result of net securities losses and impairment charges in 2008 as compared to net securities gains in 2007. Excluding net securities gains (losses), the Corporation recorded other income of $2.9 million in the nine months ended September 30, 2008, compared to $2.6 million in the nine months ended September 30, 2007, an increase of 12.7%. This increase was primarily attributable to the $230,000 in tax-free proceeds in excess of contract value on the Corporation's BOLI due to the death of one insured participant. The Corporation recognized higher service charges, commissions and fees and higher earnings from the appreciation in the cash surrender value of the Corporation's BOLI investment, partially offset by a decline in commissions from sales of mutual funds and annuities.

For the three-month period ended September 30, 2008, the Corporation recorded $1,075,000 of net securities losses compared to $14,000 for the three-month period ended September 30, 2007. During the third quarter of 2008, the Corporation recorded a $1.2 million other than temporary impairment charge on a Lehman Brothers corporate bond as a result of Lehman Brothers' September bankruptcy filing. The Corporation deemed it prudent to mark the security down to what the Corporation believes it would receive from the bankruptcy proceedings as opposed to an attempted sale into an illiquid market. This charge was partially offset by approximately $125,000 in gains from the sale of securities during the third quarter. Sales in the third quarter of 2008 and 2007 were made in the ordinary course of business. The proceeds from the sales were used primarily to pay down borrowings and fund loans. For the nine months ended September 30, 2008, the Corporation recorded $1,400,000 of other than temporary impairment charges on securities holdings, which were partially offset by approximately $550,000 in gains from the sale of securities.

Other Expense

The following table presents the principal categories of other expense.

	Three Months Ended September 30,				Nine Months Ended September 30,
			Increase	Percent			Increase	Percent
(Dollars in Thousands)	2008	2007	(Decrease)	Change	2008	2007	(Decrease)	Change

Salaries and employee benefits	$1,919	$3,107	$(1,188)	(38.2)	$6,795	$9,083	$(2,288)	(25.2)
Occupancy, net	803	692	111	16.0	2,296	2,044	252	12.3
Premises and equipment	352	442	(90)	(20.4)	1,074	1,340	(266)	(19.9)
Professional and consulting	189	311	(122)	(39.2)	551	1,449	(898)	(62.0)
Stationery and printing	87	87	-	-	300	361	(61)	(16.9)
Marketing and advertising	145	152	(7)	(4.6)	493	424	69	16.3
Computer expense	238	151	87	57.6	605	464	141	30.4
Other	845	1,138	(293)	(25.7)	2,605	3,399	(794)	(23.4)
Total other expense	$4,578	$6,080	$(1,502)	(24.7)	$14,719	$18,564	$(3,845)	(20.7)

For the three months ended September 30, 2008, total other expense declined $1.5 million, or 24.7 percent, from the comparable three months ended September 30, 2007. For the nine months ended September 30, 2008, total other expenses declined $3.8 million, or 20.7 percent, from the same period in 2007.

Salary and employee benefit expense for the quarter ended September 30, 2008 decreased by $1.2 million, or 38.2 percent, to $1.9 million as compared to the same period last year. For the nine months ended September 30, 2008, salary and employee benefit expense declined $2.3 million, or 25.2 percent, from the same period last year. This reduction was primarily attributable to reductions in staff, pension curtailment and elimination of certain benefit plans. Full-time equivalent staffing levels were 156 at September 30, 2008 compared to 172 as of December 31, 2007 and 180 at September 30, 2007. During the third quarter of 2008, the Corporation recognized a $272,000 benefit relating to the lump-sum payment and termination of the directors retirement plan. This benefit represented the difference between the actuarial present value of the lump-sum payment and the accrued liability previously recorded on the Corporation’s balance sheet.

Occupancy and premises and equipment expenses for the quarter ended September 30, 2008 increased $21,000, or 1.9 percent, from the comparable three-month period in 2007. For the nine months ended September 30, 2008, occupancy and premises and equipment expenses decreased by $14,000, or 0.4 percent, from the same period last year. The increase for the quarter in occupancy and equipment expenses reflects higher operating costs (utilities, rent, real-estate taxes and general repair and maintenance) of the Corporation’s facilities.

Professional and consulting expense for the three month period ended September 30, 2008 declined by $122,000, or 39.2 percent, compared to the comparable quarter of 2007 due to a decrease in legal and consulting fees. For the nine months ended September 30, 2008, professional and consulting expense declined by $898,000, or 62.0 percent, from the comparable period in 2007. The decline in both three-month and nine-month periods is primarily attributable to higher expenses in 2007 relating to the 2007 annual meeting and proxy contest.

Marketing and advertising expense for the three months ended September 30, 2008 decreased $7,000, or 4.6 percent, from the comparable period in 2007. For the nine months ended September 30, 2008, marketing and advertising expense was up $69,000, or 16.3 percent, over the same period in 2007.

Computer expense for the three-month period ended September 30, 2008 increased $87,000, or 57.6 percent, compared to the same quarter of 2007 due primarily to fees paid to our outsourced information technology provider. This previously announced strategic outsourcing agreement has significantly improved operating efficiencies and reduced overhead, primarily in salaries and benefits. For the nine months ended September 30, 2008, computer expenses were up $141,000, or 30.4 percent, over the same period in 2007.

Other expense for the third quarter of 2008 totaled $845,000, a decrease of $293,000, or 25.7 percent, from the comparable period in 2007. On a nine month basis, other expenses declined $794,000, or 23.4 percent, from the same period last year. The decrease in such expense was primarily attributable to reduced levels of postage and freight, director fees, other professional fees and loan appraisal fees.

The Corporation has moved ahead on the previously announced strategic outsourcing agreements, to aid in the realization of its goal to reduce operating overhead and shrink the infrastructure of the Corporation. The cost reduction plans resulted in the reduction of workforce by 12 staff positions during the second quarter of 2008, which in turn resulted in a one-time pre-tax charge of $145,000 for severance and termination benefits. Additionally, the Corporation completed its outsourcing with Atlantic Central Bankers Bank Banking and Infrastructure and Technology Services, Inc. and the migration of its telecommunications lines to their service platform. The result of all the announced strategic outsourcing initiatives is expected to result in annual cost savings of approximately $600,000. This projection represents a forward-looking statement under the Private Securities Litigation Reform Act of 1995. Actual results could differ materially as a result of unanticipated needs for additional personnel or other unanticipated factors.

In February of 2008, the Corporation completed the sale of its Florham Park office for $2.4 million, which approximated the carrying value. As previously announced in June 2008, the Corporation is pursuing strategic alternatives for its Union data center/operations building, which includes the relocation of all or part of its operations into other facilities in Union.

Provision for Income Taxes

For the quarter ended September 30, 2008, the Corporation recorded an income tax expense of $346,000, as compared with a tax benefit of $786,000 for the quarter ended September 30, 2007. For the nine months ended September 30, 2008, income tax expense totaled $1.0 million as compared to a tax benefit of $2.3 million in the same period last year. In the 2007 period, the tax benefit resulted in part from a change in the Corporation’s business entity structure, which led to the recognition of a $1.4 million tax benefit. The effective tax rates for the Corporation for the respective quarterly periods ended September 30, 2008 and 2007 were 18.6 percent and (370.8) percent, respectively. The effective tax rates for the first nine months of 2008 and 2007 were 19.6 percent as compared to (213.3) percent, respectively.

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

At September 30, 2008, the Corporation reflects a negative interest sensitivity gap (or an interest sensitivity ratio of 0.52:1.00) at the cumulative one-year position. During most of 2007 and all of 2006 and 2005, the Corporation had a negative interest sensitivity gap. The falling rates and a flattening of the yield curve during 2007 affected net interest margins. Based on management’s perception that interest rates will continue to be volatile, projected increased levels of prepayments on the earning-asset portfolio and the current level of interest rates, emphasis has been, and is expected to continue to be, placed on interest-sensitivity matching with the objective of stabilizing the net interest spread during 2008. However, no assurance can be given that this objective will be met.

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

Liquidity is measured and monitored for the Corporation’s bank subsidiary, Union Center National Bank (the “Bank”). The Corporation reviews its net short-term mismatch. This measures the ability of the Corporation to meet obligations should access to Bank dividends be constrained. At September 30, 2008, the Parent Corporation had $527,000 in cash and short-term investments compared to $954,000 at September 30, 2007. Expenses at the Parent Corporation are moderate and management believes that the Parent Corporation has adequate liquidity to fund its obligations.

Certain provisions of long-term debt agreements, primarily subordinated debt, prevent the Corporation from creating liens on, disposing of or issuing voting stock of subsidiaries. As of September 30, 2008, the Corporation was in compliance with all covenants and provisions of these agreements.

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

Anticipated cash-flows at September 30, 2008, projected to April 1, 2009, indicates that the Bank’s liquidity should remain strong, with an approximate projection of $268.3 million in anticipated cash flows over the next twelve months. This projection represents a forward-looking statement under the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from this projection depending upon a number of factors, including the liquidity needs of the Bank’s customers, the availability of sources of liquidity and general economic conditions.

Deposits

Total deposits decreased $21.9 million, or 3.1 percent, to $677.1 million on September 30, 2008 from $699.1 million at December 31, 2007. Total non-interest-bearing deposits increased from $111.4 million at December 31, 2007 to $114.6 million at September 30, 2008, an increase of $3.2 million or 2.9 percent. Interest bearing demand, savings and time deposits decreased $25.1 million at September 30, 2008 as compared to December 31, 2007. The decline in total deposits was primarily the result of a moderation in the yield curve due to recent Federal Open Market Committee actions and the Corporation’s decision to reduce its dependency on more rate sensitive high costing funds, which were subject to maturity and repricing in favor of lower costing wholesale funds available. Time certificates of deposit of $100,000 or more increased $53.0 million as compared to year-end 2007 as the cost of this type of funding source became competitive with wholesale funds.

During the third quarter of 2008, the Corporation placed $24 million in brokered deposits with a weighted average interest rate of 3.53%. These funds helped to supplement funding needs. The rates paid on these brokered deposits were comparable to the cost of advances from the FHLB with similar maturities. Additionally, the Corporation recorded $13.3 million with a weighted average rate of 2.42% in Certificates of Deposit Account Registry Service (CDARS) Reciprocal deposits. As a member of Promontory Interfinancial Network, LLC., customers who are FDIC insurance sensitive are able to place large dollar deposits with the Corporation and the Corporation uses CDARS to place those funds into certificates of deposit issued by other banks in the Network. This occurs in increments of less than $100,000, so that both the principal and interest are eligible for complete FDIC protection. The FDIC currently considers these funds as brokered deposits. All brokered deposits are classified in time deposits.

The Corporation derives a significant proportion of its liquidity from its core deposit base. Total demand deposits, savings and money market accounts of $445.9 million at September 30, 2008 decreased by $103.9 million, or 18.9 percent, from December 31, 2007. At September 30, 2008, total demand deposits, savings and money market accounts were 65.8 percent of total deposits compared to 78.6 percent at year-end 2007. Alternatively, the Corporation uses a more stringent calculation for the management of its liquidity positions internally, which calculation consists of total demand, savings accounts and money market accounts (excluding money market accounts greater than $100,000 and time deposits) as a percentage of total deposits. This number declined by $16.4 million, or 4.6 percent, from $357.8 million at December 31, 2007 to $341.4 million at September 30, 2008 and represented 50.4 percent of total deposits at September 30, 2008 as compared with 51.2 percent at December 31, 2007.

More volatile rate sensitive deposits, concentrated in certificates of deposit $100,000 and greater, increased to 17.8 percent of total deposits at September 30, 2008 from 9.2 percent at December 31, 2007.

Core Deposit Mix

The following table depicts the Corporation’s core deposit mix at September 30, 2008 and December 31, 2007.

					Net Change
	September 30, 2008		December 31, 2007		Volume
(Dollars in Thousands)	Amount	Percentage	Amount	Percentage	2008 vs. 2007

Non-interest bearing deposits	$114,631	33.6	$111,422	31.1	$3,209
Interest-bearing demand	129,070	37.8	155,406	43.4	(26,336)
Regular savings	49,593	14.5	47,967	13.5	13,656
Money market deposits under $100	48,075	14.1	42,990	12.0	5,085
Total core deposits	$341,369	100.0	$357,785	100.0	$(16,416)
Total deposits	$677,144		$699,070
Core deposits to total deposits	50.4%		51.2%

Borrowings

Total borrowings amounted to $281.0 million at September 30, 2008, reflecting an increase of $57.8 million from December 31, 2007. During the first nine months of 2008, the Corporation secured approximately $55 million of longer term funding with a weighted average rate of 2.90 percent in an effort to support continued loan growth. Overnight customer repurchase transactions covering commercial customer sweep accounts totaled $44.6 million at September 30, 2008 as compared with $48.5 million at December 31, 2007. This shift in the volume of repurchase agreements also accounted for a portion of the change in non-interest bearing commercial checking accounts during the period.

Cash Flows

The consolidated statements of cash flows present the changes in cash and cash equivalents from operating, investing and financing activities. During the nine months ended September 30, 2008, cash and cash equivalents (which decreased overall by $54.1million) were used on a net basis by investing activities in the amount of approximately $88.5 million, primarily from an increase in the loan portfolio, offset in part by maturities and sales of investment securities. Net cash of $30.6 million was provided by financing activities, primarily due to an increase in borrowings, partially offset by a decrease in deposits. Net cash of $3.8 million was provided by operating activities, principally as a result of net income of $4.1 million.

In comparison, as set forth in the consolidated statements of cash flows for the nine months ended September 30, 2007, cash and cash equivalents (which decreased overall by $29.1 million) were used on a net basis by $56.2 million in financing activities. Cash used for the period was partially offset by $28.2 million of net cash provided in investing activities, primarily from maturities and sales of investment securities.

Stockholders’ Equity

Total stockholders’ equity amounted to $80.6 million, or 7.73 percent of total assets, at September 30, 2008, compared to $85.3 million or 8.38 percent of total assets at December 31, 2007. Book value per common share was $6.21 at September 30, 2008, compared to $6.48 at December 31, 2007. Tangible book value (i.e., total stockholders’ equity less goodwill and other intangible assets) per common share was $4.89 at September 30, 2008 compared to $5.17 at December 31, 2007.

Tangible book value per share is a non-GAAP financial measure and represents tangible stockholders' equity (or tangible book value) calculated on a per common share basis. The Corporation believes that a disclosure of tangible book value per share may be helpful for those investors who seek to evaluate the Corporation's book value per share without giving effect to goodwill and other intangible assets. The following table presents a reconciliation of total book value per share to tangible book value per share as of September 30, 2008 and December 31, 2007.

	September 30,	December 31,
(Dollars in Thousands, Except per Share Data	2008	2007
Common shares outstanding	12,988,284	13,155,784
Stockholders’ equity	$80,624	$85,278
Less: Goodwill and other intangible assets	17,132	17,204
Tangible stockholders’ equity	$63,492	$68,074
Book value per share	$6.21	$6.48
Less: Goodwill and other intangible assets	1.32	1.31
Tangible book value per share	$4.89	$5.17

During the three months ended September 30, 2008, the Corporation purchased 31,500 shares of common stock at an average cost per share of $8.95 per share associated with its buy back program. For the nine months ended September 30, 2008, a total of 193,083 shares of common stock were purchased at an average price of $9.96 per share. For the three and nine months ended September 30, 2007, the Corporation had repurchased 292,174 shares. On June 26, 2008, the Board approved an increase in its current share buyback program to an additional 5% of outstanding shares, enhancing its current authorization by 649,712 shares. Any purchases by the Corporation may be made, from time to time, in the open market, in privately negotiated transactions or otherwise. At September 30, 2008, there were 652,868 shares available for repurchase under the Corporation’s stock buyback program.

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

In early October 2008, the Emergency Economic Stabilization Act of 2008 ("EESA") was signed into law.  The Act has numerous provisions designed to aid the availability of credit, the domestic economy and the financial institution industry.  One recently announced facet of EESA's implementation is the capital injection program for banks and bank holding companies offered by the U.S. Department of Treasury.  The Corporation is currently reviewing the Treasury Department's capital purchase program, which provides for the government's purchase of preferred stock from bank holding companies, such as Center Bancorp, Inc.

Risk-Based Capital/Leverage

The Tier I leverage capital at September 30, 2008 (defined as tangible stockholders’ equity for common stock and Trust Preferred Capital Securities) amounted to $77.5 million, or 7.78 percent of total assets. At December 31, 2007, the Corporation’s Tier I leverage risk-based capital amounted to $79.1 million or 8.13 percent of average total assets.

Tier I capital excludes the effect of SFAS No. 115, which amounted to $9.1 million of net unrealized losses, after tax, on securities available-for-sale (reported as a component of accumulated other comprehensive income which is included in stockholders’ equity) and goodwill and intangible assets of $17.1 million as of September 30, 2008.

United States bank regulators have issued guidelines establishing minimum capital standards related to the level of assets and off balance-sheet exposures adjusted for credit risk. Specifically, these guidelines categorize assets and off balance-sheet items into four risk-weightings and require banking institutions to maintain a minimum ratio of capital to risk-weighted assets.

At September 30, 2008, the Corporation’s Tier 1 and total risk-based capital ratios were 10.28 percent and 11.09 percent, respectively. These ratios are well above the minimum guidelines of capital to risk-adjusted assets in effect as of September 30, 2008.

The foregoing capital ratios are based in part on specific quantitative measures of assets, liabilities and certain off-statement of condition items as calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by the bank regulators regarding capital components, risk weightings and other factors. As of September 30, 2008, management believes that each of Union Center National Bank and Center Bancorp, Inc. meet all capital adequacy requirements to which it is subject.

Subordinated Debentures

On December 19, 2003, Center Bancorp Statutory Trust II, a statutory business trust and wholly-owned subsidiary of Center Bancorp, Inc., issued $5.0 million of, MMCapS capital securities to investors due on January 23, 2034.

The capital securities presently qualify as Tier I capital. The trust loaned the proceeds of this offering to the Corporation and received in exchange $5.2 million of the Parent Corporation’s subordinated debentures. The subordinated debentures are redeemable in whole or part, prior to maturity but after January 23, 2009. The floating interest rate on the subordinated debentures is three-month LIBOR plus 2.85% and reprices quarterly. The rate at September 30, 2008 was 5.65%.

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

The financial market place is rapidly changing and currently is in flux. On October 3, 2008, President Bush signed EESA into law. This legislation was the result of a proposal by Treasury Secretary Henry Paulson to the U.S. Congress on September 20, 2008 in response to the financial crises affecting the banking system. The U.S. Treasury and banking regulators are implementing a number of programs under this legislation to address capital and liquidity issues in the banking system. It is difficult to assess whether Congress' intervention will have short-term and or long-term positive effects.

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

Based on the results of the interest simulation model as of September 30, 2008, and assuming that management does not take action to alter the outcome, the Corporation would expect an increase of 5.86 percent in net interest income if interest rates decreased 200 basis points from the current rates in a change as noted above over a 12-month period. In a rising rate environment, based on the results of the model as of September 30, 2008, the Corporation would expect a decrease of 8.14 percent in net interest income if interest rates increased by 200 basis points from current rates in a gradual change over a twelve month period.

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

Equity Price Risk

We are also exposed to equity price risk inherent in our portfolio of publicly traded equity securities, which had an estimated fair value of $1.1 million at September 30, 2008 and $1.7 million at December 31, 2007. We monitor our equity investments for impairment on a periodic basis. In the event that the carrying value of the equity investment exceeds its fair value, and we determine the decline in value to be other than temporary, we reduce the carrying value to its current fair value. For the nine-months ended September 30, 2008, the Corporation recorded a $191,000 other than temporary impairment charge on two equity security holdings.

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

PART II - OTHER INFORMATION

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

As of September 30, 2008, the Corporation had purchased 1,386,863 common shares at an average cost per share of $11.44 under stock buyback programs announced in 2006 and 2007. The repurchased shares were recorded as Treasury Stock, which resulted in a decrease in stockholders’ equity. During the three months ended September 30, 2008, there were 31,500 shares repurchased.

Information concerning the third quarter 2008 stock repurchases is set forth below.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (1)

July 1 through July 31, 2008	31,500	$8.95	1,386,863	652,868
August 1 through August 31, 2008	-	-	1,386,863	652,868
September 1 through September 30, 2008	-	-	1,386,863	652,868
Total	31,500	$8.95	1,386,863	652,868

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

CENTER BANCORP, INC.

By:	/s/ A. Richard Abrahamian	By:	/s/ Anthony C. Weagley
	A. Richard Abrahamian, Treasurer (Chief Financial Officer)		Anthony C. Weagley, President and Chief Executive Officer

	Date: November 7, 2008		Date: November 7, 2008

EXHIBIT INDEX

Exhibit 31.1	Certification of the Chief Executive Officer of the Corporation Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2	Certification of the Chief Financial Officer of the Corporation Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1	Certification of the Chief Executive Officer of the Corporation Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2	Certification of the Chief Financial Officer of the Corporation Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002