Form 10-K
period 2008-12-31
CENTER BANCORP INC
filed 2009-03-16
CIK 712771

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

                              (Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Fiscal Year Ended December 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ or No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to the Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Securities Exchange Act of 1934).

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐ or No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold or the average bid and ask price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter – $98.4 million

Shares outstanding on February 28, 2009
Common stock, no par value: 12,991,312 shares

Documents Incorporated by reference
Definitive proxy statement in connection with the 2009 Annual Stockholders Meeting to be filed with the Commission pursuant to Regulation 14A will be incorporated by reference in Part III.

i

Information included in or incorporated by reference in this Annual Report on Form 10-K, other filings with the Securities and Exchange Commission and the Corporation's press releases or other public statements, contain or may contain forward looking statements. Please refer to a discussion of the Corporation's forward looking statements and associated risks in “Item 1—Business—Historical Development of Business” and “Item 1A—Risk Factors” in this Annual Report on Form 10-K.

CENTER BANCORP, INC.
FORM 10-K
PART I

Item 1. Business

Historical Development of Business

This report, in Item 1, Item 7 and elsewhere, includes forward-looking statements within the meaning of Sections 27A of the Securities Act of 1933, as amended, and 21E of the Securities Exchange Act of 1934, as amended, that involve inherent risks and uncertainties. This report contains certain forward-looking statements with respect to the financial condition, results of operations, plans, objectives, future performance and business of Center Bancorp Inc. and its subsidiaries, including statements preceded by, followed by or that include words or phrases such as “believes,” “expects,” “anticipates,” “plans,” “trend,” “objective,” “continue,” “remain,” “pattern” or similar expressions or future or conditional verbs such as “will,” “would,” “should,” “could,” “might,” “can,” “may” or similar expressions. There are a number of important factors that could cause future results to differ materially from historical performance and these forward-looking statements. Factors that might cause such a difference include, but are not limited to: (1) competitive pressures among depository institutions may increase significantly; (2) changes in the interest rate environment may reduce interest margins; (3) prepayment speeds, loan origination and sale volumes, charge-offs and loan loss provisions may vary substantially from period to period; (4) general economic conditions may be less favorable than expected; (5) political developments, wars or other hostilities may disrupt or increase volatility in securities markets or other economic conditions; (6) legislative or regulatory changes or actions may adversely affect the businesses in which Center Bancorp, Inc. is engaged; (7) changes and trends in the securities markets may adversely impact Center Bancorp, Inc; (8) a delayed or incomplete resolution of regulatory issues could adversely impact our planning; (9) the impact of reputation risk created by the developments discussed above on such matters as business generation and retention, funding and liquidity could be significant; and (10) the outcome of regulatory and legal investigations and proceedings may not be anticipated. Further information on other factors that could affect the financial results of Center Bancorp, Inc. are included in Item 1A of this Annual Report on Form 10-K and in Center Bancorp’s other filings with the Securities and Exchange Commission. These documents are available free of charge at the Commission’s website at http://www.sec.gov and/or from Center Bancorp, Inc. Center Bancorp, Inc. assumes no obligation to update forward-looking statements at any time.

Center Bancorp, Inc., a one-bank holding company, was incorporated in the state of New Jersey on November 12, 1982. Center Bancorp, Inc. commenced operations on May 1, 1983, upon the acquisition of all outstanding shares of capital stock of The Union Center National Bank (the “Bank”), its principal subsidiary. The holding company’s sole activity, at this time, is to act as a holding company for the Bank and other subsidiaries. As used herein, the term “Corporation” shall refer to Center Bancorp, Inc. and its direct and indirect subsidiaries and the term “Parent Corporation” shall refer to Center Bancorp, Inc. on an unconsolidated basis. In addition to its principal subsidiary, Center Bancorp, Inc. owns 100 percent of the voting shares of Center Bancorp, Inc. Statutory Trust II, through which it issued trust preferred securities. Center Bancorp, Inc. Statutory Trust II is not a consolidated subsidiary. See Note 10 of the Consolidated Financial Statements.

The Corporation’s wholly owned subsidiaries are all included in the consolidated financial statements of Center Bancorp, Inc. These subsidiaries include an advertising subsidiary; an insurance subsidiary offering annuity products, property and casualty, life and health insurance, two title insurance partnerships and various investment subsidiaries which hold, maintain and manage investment assets for the Corporation. In the past, the Corporation’s subsidiaries have also included real estate investment trust subsidiaries (the “REIT” subsidiaries). During the fourth quarter of 2006, the Corporation effected an internal entity reorganization and adopted a plan of liquidation for its one remaining REIT subsidiary, which was completed on November 16, 2007.

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

The Corporation issued $10.3 million of subordinated debentures in 2001 and $5.2 million of subordinated debentures in 2003. On December 18, 2006, the Corporation redeemed $10.3 million of subordinated debentures and dissolved Center Bancorp, Inc. Statutory Trust I. At December 31, 2008, the $5.2 million of these securities still outstanding are included as a component of Tier 1 Capital for regulatory purposes. The Tier 1 leverage capital ratio was 7.71 percent at December 31, 2008.

During 2002, the Bank established two investment subsidiaries to hold portions of its securities portfolio. At December 2007, under a plan of liquidation adopted by the Bank, one of the investment companies had been liquidated. During 2008, the Corporation formed a new investment company. In January of 2003, the Corporation established an insurance subsidiary for the sale of insurance and annuity products. The Corporation also formed a title insurance partnership during the later part of 2007 that was fully operational in 2008. During the early part of 2008, the Corporation formed a second title partnership that was fully operational during the second half of 2008.

SEC Reports and Corporate Governance

The Parent Corporation makes its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K and amendments thereto available on its website at www.centerbancorp.com without charge as soon as reasonably practicable after filing or furnishing them to the SEC. Also available on the website are the Corporation's corporate code of ethics that applies to all of the Corporation's employees, including principal officers and directors, and charters for the Audit Committee, Compensation Committee and Nominating Committee.

The Parent Corporation has filed the certifications of the Chief Executive Officer and Chief Financial Officer required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 with respect to the Parent Corporation's Annual Report on Form 10-K as exhibits to this Report. Center Bancorp’s CEO submitted the required annual CEO’s Certification regarding the NASDAQ’s corporate governance listing standards, Section 12(a) CEO Certification, to the NASDAQ within the required time frame after the 2008 annual shareholders’ meeting.

Additionally, the Parent Corporation will provide without charge, a copy of its Annual Report on Form 10-K to any shareholder by mail. Requests should be sent to Center Bancorp, Inc, Attention: Shareholder Relations, 2455 Morris Avenue, Union, New Jersey, 07083.

Narrative Description of the Business

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

The Bank offers a broad range of consumer banking services, including interest bearing and non-interest bearing checking accounts, savings accounts, money market accounts, certificates of deposit, IRA accounts, Automated Teller Machine (“ATM”) accessibility using Star Systems, Inc. service, secured and unsecured loans, mortgage loans, home equity lines of credit, safe deposit boxes, Christmas club accounts, vacation club accounts, money orders and travelers' checks.

The Bank, through its subsidiary, Center Financial Group LLC, provides financial services, including brokerage services, insurance and annuities, mutual funds and financial planning. In the fourth quarter of 2007, the Corporation formed a title insurance partnership, Center Title LLC, with Progressive Title Company in Parsippany, New Jersey to provide title services in connection with the closing of real estate transactions. In January 2008, the Corporation formed a title insurance partnership, Union Title LLC, with Elite Title Abstract of West Caldwell, New Jersey to provide title services in connection with the closing of real estate loan transactions.

The Bank offers various money market services. It deals in U.S. Treasury and U.S. Governmental agency securities, certificates of deposits, commercial paper and repurchase agreements.

The Bank entered into a limited liability company operating agreement with Morris Property Company, LLC, a New Jersey limited liability company, during the fourth quarter of 2008. The purpose of Morris Property Company LLC is to hold foreclosed assets.

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

Bank Holding Company Regulation

Center Bancorp, Inc. is a bank holding company within the meaning of the Bank Holding Company Act of 1956 (the “Holding Company Act”). As a bank holding company, the Parent Corporation is supervised by the Board of Governors of the Federal Reserve System (“FRB”) and is required to file reports with the FRB and provide such additional information as the FRB may require. The Parent Corporation and it subsidiaries are subject to examination by the FRB.

On November 9, 2007, the FRB approved the Parent Corporation’s application to become a Financial Holding Company. A Financial Holding Company may perform the following activities: insurance underwriting, securities dealing and underwriting, financial and investment advisory services, merchant banking and issuing or selling security interests in bank-eligible assets. Financial Holding Companies may also engage in any other activity that the FRB determines to be financial in nature or incidental to financial activities after consultation with the Secretary of the Treasury. A Financial Holding Company may also engage in any non-financial activity that the FRB determines is complementary to a financial activity and does not pose a substantial risk to the safety or soundness of depository institutions or the financial system.

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

Regulation of Bank Subsidiary

The operations of the Bank are subject to requirements and restrictions under federal law, including requirements to maintain reserves against deposits, restrictions on the types and amounts of loans that may be granted, and limitations on the types of investments that may be made and the types of services which may be offered. Various consumer laws and regulations also affect the operations of the Bank. Approval of the Comptroller of the Currency is required for branching, bank mergers in which the continuing bank is a national bank and in connection with certain fundamental corporate changes affecting the Bank. There are various legal limitations, including Sections 23A and 23B of the Federal Reserve Act, which govern the extent to which a bank subsidiary may finance or otherwise supply funds to its holding company or its holding company’s non-bank subsidiaries. Under federal law, no bank subsidiary may, subject to certain limited exceptions, make loans or extensions of credit to, or investments in the securities of, its parent or the non-bank subsidiaries of its parent (other than direct subsidiaries of such bank which are not financial subsidiaries) or take their securities as collateral for loans to any borrower. Each bank subsidiary is also subject to collateral security requirements for any loans or extensions of credit permitted by such exceptions.

Regulation W

The Federal Reserve Board has issued Regulation W, which codifies prior regulations under Sections 23A and 23B of the Federal Reserve Act and interpretative guidance with respect to affiliate transactions. Regulation W incorporates the exemption from the affiliate transaction rules but expands the exemption to cover the purchase of any type of loan or extension of credit from an affiliate. Affiliates of a bank include, among other entities, the bank’s holding company and companies that are under common control with the bank. The Parent Corporation is considered to be an affiliate of the Bank. In general, subject to certain specified exemptions, a bank or its subsidiaries are limited in their ability to engage in “covered transactions” with affiliates:

• to an amount equal to 10% of the bank’s capital and surplus, in the case of covered transactions with any one affiliate; and

• to an amount equal to 20% of the bank’s capital and surplus, in the case of covered transactions with all affiliates.

In addition, a bank and its subsidiaries may engage in covered transactions and other specified transactions only on terms and under circumstances that are substantially the same, or at least as favorable to the bank or its subsidiary, as those prevailing at the time for comparable transactions with nonaffiliated companies. A “covered transaction” includes:

• a loan or extension of credit to an affiliate;

• a purchase of, or an investment in, securities issued by an affiliate;

• a purchase of assets from an affiliate, with some exceptions;

• the acceptance of securities issued by an affiliate as collateral for a loan or extension of credit to any party; and

• the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate.

In addition, under Regulation W:

• a bank and its subsidiaries may not purchase a low-quality asset from an affiliate;

•    covered transactions and other specified transactions between a bank or its subsidiaries and an affiliate must be on terms and conditions that are consistent with safe and sound banking practices; and

•    with some exceptions, each loan or extension of credit by a bank to an affiliate must be secured by certain types of collateral with a market value ranging from 100% to 130%, depending on the type of collateral, of the amount of the loan or extension of credit.

Regulation W generally excludes all non-bank and non-savings association subsidiaries of banks from treatment as affiliates, except to the extent that the Federal Reserve Board decides to treat these subsidiaries as affiliates.

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

FDICIA

Pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), each federal banking agency has promulgated regulations, specifying the levels at which a financial institution would be considered “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” or “critically undercapitalized,” and to take certain mandatory and discretionary supervisory actions based on the capital level of the institution. To qualify to engage in financial activities under the Gramm-Leach-Bliley Act, all depository institutions must be “well capitalized.” The financial holding company of a national bank will be put under directives to raise its capital levels or divest its activities if the depository institution falls from that level.

The OCC’s regulations implementing these provisions of FDICIA provide that an institution will be classified as “well capitalized” if it (i) has a total risk-based capital ratio of at least 10.0 percent, (ii) has a Tier 1 risk-based capital ratio of at least 6.0 percent, (iii) has a Tier 1 leverage ratio of at least 5.0 percent, and (iv) meets certain other requirements. An institution will be classified as “adequately capitalized” if it (i) has a total risk-based capital ratio of at least 8.0 percent, (ii) has a Tier 1 risk-based capital ratio of at least 4.0 percent, (iii) has a Tier 1 leverage ratio of (a) at least 4.0 percent or (b) at least 3.0 percent if the institution was rated 1 in its most recent examination, and (iv) does not meet the definition of “well capitalized.” An institution will be classified as “undercapitalized” if it (i) has a total risk-based capital ratio of less than 8.0 percent, (ii) has a Tier 1 risk-based capital ratio of less than 4.0 percent, or (iii) has a Tier 1 leverage ratio of (a) less than 4.0 percent or (b) less than 3.0 percent if the institution was rated 1 in its most recent examination. An institution will be classified as “significantly undercapitalized” if it (i) has a total risk-based capital ratio of less than 6.0 percent, (ii) has a Tier 1 risk-based capital ratio of less than 3.0 percent, or (iii) has a Tier 1 leverage ratio of less than 3.0 percent. An institution will be classified as “critically undercapitalized” if it has a tangible equity to total assets ratio that is equal to or less than 2.0 percent. An insured depository institution may be deemed to be in a lower capitalization category if it receives an unsatisfactory examination rating. Similar categories apply to bank holding companies. The Bank's capital ratios were all above the minimum levels required for it to be considered a “well capitalized” financial institution at December 31, 2008.

In addition, significant provisions of FDICIA required federal banking regulators to impose standards in a number of other important areas to assure bank safety and soundness, including internal controls, information systems and internal audit systems, credit underwriting, asset growth, compensation, loan documentation and interest rate exposure.

Temporary Liquidity Guarantee Program

On November 21, 2008, the Board of Directors of the FDIC adopted a final rule relating to the Temporary Liquidity Guarantee Program (the “TLG Program”). The TLG Program was announced by the FDIC on October 14, 2008, to strengthen confidence and encourage liquidity in the banking system. The TLG Program has two components. Under the TLG Program, the FDIC will (i) guarantee, through the earlier of maturity or June 30, 2012, certain newly issued senior unsecured debt issued by participating institutions on or after October 14, 2008, and before June 30, 2009 (the “Debt Guarantee Program”) and (ii) provide full FDIC deposit insurance coverage for non-interest bearing transaction deposit accounts, NOW accounts paying less than 0.5% interest per annum and certain types of interest paying attorney trust accounts held at participating FDIC-insured institutions through December 31, 2009 (the “Transaction Account Guarantee Program”). Coverage under the TLG Program was available for the first 30 days without charge. The fee assessment for coverage of senior unsecured debt ranges from 50 basis points to 100 basis points per annum, depending on the initial maturity of the debt. The fee assessment for deposit insurance coverage is 10 basis points per quarter on amounts in covered accounts exceeding $250,000. The Bank has elected to participate in the Transaction Account Guarantee Program but not the Debt Guarantee Program.

Deposit Insurance and Premiums

Substantially all of the deposits of the Bank are insured up to applicable limits by the Deposit Insurance Fund (“DIF”) of the FDIC and are subject to deposit insurance assessments to maintain the DIF. The FDIC utilizes a risk-based assessment system that imposes insurance premiums based upon a risk matrix that takes into account a bank’s capital level and supervisory rating, known as a “CAMEL rating”. In 2008, the Bank paid an assessment of $112,000, which reflects credits recognized by the Bank. On December 16, 2008, the FDIC adopted a final rule increasing risk-based assessment rates uniformly by 7 basis points (7 cents for every $100 of deposits), on an annual basis, for the first quarter of 2009. On February 27, 2009, the FDIC announced an interim rule imposing an emergency special assessment of 20 basis points (20 cents for every $100 of deposits) on the banking industry. The special assessment will be assessed on June 30, 2009 and will be payable on September 30, 3009. The Bank expects that special assessment, if implemented as set forth in the interim rule, to be approximately $1.4 million. The interim rule also permits the FDIC to impose an emergency special assessment after June 30, 2009 of up to 10 basis points if necessary to maintain public confidence in federal deposit insurance. Also on February 27, 2009, the FDIC stated that it would adjust how the assessment system differentiates for risk, beginning on April 1, 2009. For most banks, the annual rates will be between 12 cents and 16 cents per $100 in insured deposits, up from a range of 12 cents to 14 cents per $100 in insured deposits. Subsequently, on March 5, 2009, the Chairman of the FDIC announced that it may cut the 20 basis point emergency special assessment to 10 basis points if legislation passes to expand the FDIC’s existing line of credit with the U.S. Treasury. The Bank expects to recognize assessments of approximately $1.0 million for 2009, other than the special assessments.

The enactment of the Emergency Economic Stabilization Act of 2008 (“EESA”) temporarily raised the basic limit on federal deposit insurance coverage from $100,000 to $250,000 per depositor. The temporary increase in deposit insurance coverage became effective on October 3, 2008. EESA provides that the basic deposit insurance limit will return to $100,000 after December 31, 2009.

In addition to deposit insurance assessments, the FDIC is required to continue to collect from institutions payments for the servicing of obligations of the Financing Corporation (“FICO”) that were issued in connection with the resolution of savings and loan associations, so long as such obligations remain outstanding. The Corporation paid a FICO premium of $78,000 in 2008 and expects to pay a similar premium in 2009.

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

Legislation Implemented in Response to Recent Periods of Economic Turmoil

In response to recent unprecedented market turmoil, EESA was enacted on October 3, 2008. EESA authorizes the U.S. Treasury Department (the "treasury") to provide up to $700 billion in funding for the financial services industry. Pursuant to the EESA, the Treasury was initially authorized to use $350 billion for the Troubled Asset Relief Program ("TARP"). Of this amount, the Treasury allocated $250 billion to the TARP Capital Purchase Program. On January 15, 2009, the second $350 billion of TARP monies was released to the Treasury. As described elsewhere in this Annual Report on Form 10-K, the Treasury purchased $10,000,000 of the Parent Corporation's non-convertible preferred stock (the "Preferred Shares") under the TARP Capital Purchase Program.

Participants in the TARP Capital Purchase Program were required to accept several compensation-related limitations associated with this Program. In January 2009, five executive officers of the Corporation (Messrs. Weagley, Abrahamian,  Shapiro and Boylan and Ms. Wunder) agreed in writing to accept the compensation standards in existence at that time under the Capital Purchase Program and thereby cap or eliminate some of their contractual or legal rights. The provisions agreed to were as follows:

•
No golden parachute payments.   The term “golden parachute payment” under the TARP Capital Purchase Program (as distinguished from the definition under the Stimulus Act referred to below) refers to a severance payment resulting from involuntary termination of employment, or from bankruptcy of the employer, that exceeds three times the terminated employee’s average annual base salary over the five years prior to termination. The Corporation's senior executive officers have agreed to forego all golden parachute payments for as long as they remain “senior executive officers” (the CEO, the CFO and the next three highest-paid executive officers) of the Corporation and the Treasury continues to hold the equity or debt securities that the Parent Corporation issued to it under the TARP Capital Purchase Program (the period during which the Treasury holds those securities is referred to herein as the “CPP Covered Period.”).

•
Clawback of Bonus and Incentive Compensation if Based on Certain Material Inaccuracies.    Our senior executive officers agreed to a “clawback provision”. Any bonus or incentive compensation paid to them during the CPP Covered Period is subject to recovery or "clawback" by the Corporation if the payments were based on materially inaccurate financial statements or any other materially inaccurate performance metric criteria. The senior executive officers acknowledged that each of the Corporation's compensation, bonus, incentive and other benefit plans, arrangements and agreements (including golden parachute, severance and employment agreements) (collectively, "Benefit Plans") with respect to them was deemed amended to the extent necessary to give effect to such clawback and the restriction on golden parachute payments.

•
No Compensation Arrangements That Encourage Excessive Risks. The Corporation is required to review its Benefit Plans to ensure that they do not encourage senior executive officers to take unnecessary and excessive risks that threaten the value of the Corporation. To the extent any such review requires revisions to any Benefit Plan with respect to the senior executive officers, they agreed to negotiate such changes promptly and in good faith.

During the CPP Covered Period, the Corporation is not permitted to take federal income tax deductions for compensation paid to the senior executive officers in excess of $500,000 per year, subject to certain exceptions.

On February 17, 2009, the American Recovery and Reinvestment Act of 2009 (the "Stimulus Act") was enacted. The Stimulus Act contains several provisions designed to establish executive compensation and governance standards for financial institutions (such as the Corporation) that received or will receive financial assistance under TARP. In certain instances, the Stimulus Act modified the compensation-related limitations contained in the TARP Capital Purchase Program; in addition, the Stimulus Act created additional compensation-related limitations and directed the Treasury to establish standards for executive compensation applicable to participants in TARP. In their January 2009 agreements, the Corporation's executives did not waive their rights with respect to the provisions implemented by the Stimulus Act; other employees now covered by these provisions were not asked and did not agree to waive their rights. The compensation-related limitations applicable to the Corporation which have been added or modified by the Stimulus Act are as follows, which provisions are expected to be included in standards established by the Treasury:

•
No severance payments.    Under the Stimulus Act, the term “golden parachutes” is defined to include any severance payment resulting from involuntary termination of employment, except for payments for services performed or benefits accrued. Under the Stimulus Act,  the Corporation is prohibited from making any severance payment to its “senior executive officers” (defined in the Stimulus Act as the five highest paid senior executive officers) and the Corporation's next five most highly compensated employees during the period that the Preferred Shares are outstanding.

•
Recovery of Incentive Compensation if Based on Certain Material Inaccuracies.    The Stimulus Act contains the “clawback provision” discussed above but extends its application to any bonus awards and other incentive compensation paid to any of the Corporation's senior executive officers and the next 20 most highly compensated employees during the period that the Preferred Shares are outstanding that is later found to have been based on materially inaccurate financial statements or other materially inaccurate measurements of performance.

•
No Compensation Arrangements That Encourage Earnings Manipulation.   Under the Stimulus Act, during the period that the Preferred Shares are outstanding, the Corporation is prohibited from entering into compensation arrangements that encourage manipulation of the reported earnings of the Corporation to enhance the compensation of any of the Corporation's employees.

•
Limit on Incentive Compensation.    The Stimulus Act contains a provision that prohibits the payment or accrual of any bonus, retention award or incentive compensation to the Corporation's highest paid employee while the Preferred Shares are outstanding other than awards of long-term restricted stock that (i) do not fully vest while the Preferred Shares are outstanding, (ii) have a value not greater than one-third of the total annual compensation of such employee and (iii) are subject to such other restrictions as will be determined by the Treasury. The prohibition on bonuses does not preclude payments required under written employment contracts entered into on or prior to February 11, 2009.

•
Compensation Committee Functions.    The Stimulus Act requires that the Parent Corporation's Compensation Committee be comprised solely of independent directors and that it meet at least semiannually to discuss and evaluate the Corporation's employee compensation plans in light of an assessment of any risk posed to the Corporation from such compensation plans.

•
Compliance Certifications.    The Stimulus Act will require an annual written certification by the Parent Corporation's chief executive officer and chief financial officer with respect to the Corporation's compliance with the provisions of the Stimulus Act.

•
Treasury Review of Excessive Bonuses Previously Paid.    The Stimulus Act directs the Treasury to review all compensation paid to the Corporation's senior executive officers and its next 20 most highly compensated employees to determine whether any such payments were inconsistent with the purposes of the Stimulus Act or were otherwise contrary to the public interest. If the Treasury makes such a finding, the Treasury is directed to negotiate with the Parent Corporation and the applicable employee for appropriate reimbursements to the federal government with respect to the compensation and bonuses.

•
Say on Pay.    Under the Stimulus Act, the SEC is required to promulgate rules requiring a non-binding "say on pay vote" by the shareholders on executive compensation at the Corporation's shareholder meetings during the period that the Preferred Shares are outstanding. The SEC has issued guidance indicating that this requirement will apply to the Corporation's 2009 annual meeting of shareholders.

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

Dividend Restrictions

The Parent Corporation is a legal entity separate and distinct from the Bank. Virtually all of the revenue of the Parent Corporation available for payment of dividends on its capital stock will result from amounts paid to the Parent Corporation by the Bank. All such dividends are subject to various limitations imposed by federal laws and by regulations and policies adopted by federal regulatory agencies. As a national bank, the Bank may not pay a dividend if it would impair the capital of the Bank. Furthermore, prior approval by the Comptroller of the Currency is required if the total of dividends declared in a calendar year exceeds the total of the Bank’s net profits for that year combined with the retained profits for the two preceding years.

On January 9, 2009, as part of the TARP Capital Purchase Program, the Parent Corporation entered into a Letter Agreement (the “Letter Agreement”) and a Securities Purchase Agreement—Standard Terms attached thereto (the “Securities Purchase Agreement”) with the Treasury, pursuant to which (i) the Parent Corporation issued and sold, and the Treasury purchased, 10,000 shares of the Parent Corporation’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A, having a liquidation preference of $1,000 per share, for an aggregate purchase price of $10,000,000 in cash, and (ii) the Parent Corporation issued to the Treasury a ten-year warrant (the “Warrant”) to purchase up to 173,410 shares of the Company’s common stock at an exercise price of $8.65 per share. The Securities Purchase Agreement contains limitations on the payment of dividends on the common stock. Specifically, the Parent Corporation is unable to declare dividend payments on the common stock (and certain preferred stock if the Company issues additional series of preferred stock) if the Parent Corporation is in arrears in the payment of dividends on the Preferred Shares. Further, until the third anniversary of the investment or when all of the Preferred Shares have been redeemed or transferred, the Parent Corporation is not permitted to increase the amount of the quarterly cash dividend above $0.09 per share, which was the amount of the last regular dividend declared by the Parent Corporation prior to October 14, 2008.

If, in the opinion of the OCC, a bank under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which could include the payment of dividends), the OCC may require, after notice and hearing, that such bank cease and desist from such practice or, as a result of an unrelated practice, require the bank to limit dividends in the future. The FRB has similar authority with respect to bank holding companies. In addition, the FRB and the OCC have issued policy statements which provide that insured banks and bank holding companies should generally only pay dividends out of current operating earnings. Regulatory pressures to reclassify and charge off loans and to establish additional loan loss reserves can have the effect of reducing current operating earnings and thus impacting an institution’s ability to pay dividends. Further, as described herein, the regulatory authorities have established guidelines with respect to the maintenance of appropriate levels of capital by a bank or bank holding company under their jurisdiction. Compliance with the standards set forth in these policy statements and guidelines could limit the amount of dividends which the Parent Corporation and the Bank may pay. Under FDICIA, banking institutions which are deemed to be “undercapitalized” will, in most instances, be prohibited from paying dividends.

Lending Guidelines; Real Estate Credit Management

Credit risks are an inherent part of the lending function. The Corporation has set in place specific policies and guidelines to limit credit risks. The following describes the Corporation’s credit management policy and identifies certain risk elements in its earning assets portfolio.

Credit Management

The maintenance of comprehensive and effective credit policies is a paramount objective of the Corporation. Credit procedures are enforced by the department heads of the different lending units and are maintained at the senior administrative level as well as through internal control procedures.

Prior to extending credit, the Corporation’s credit policy generally requires a review of the borrower’s credit history, repayment capacity, collateral and purpose of each loan. Requests for most commercial and consumer loans are to be accompanied by financial statements and other relevant financial data for evaluation. After the granting of a loan or lending commitment, this financial data is typically updated and evaluated by the credit staff on a periodic basis for the purpose of identifying potential problems. Construction financing requires a periodic submission by the borrowers of sales/leasing status reports regarding their projects, as well as, in most cases, inspections of the project sites by independent engineering firms and/or independent consultants. Advances are normally made only upon the satisfactory completion of periodic phases of construction.

Certain lending authorities are granted to loan officers based upon each officer’s position and experience. However, large dollar loans and lending lines are reported to and are subject to the approval of the Bank’s loan committees and/or board of directors. Either the Chairman of the Board or President chairs the loan committees.

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

Risk Elements

The risk elements identified by the Corporation include non-performing loans, loans past due ninety days or more as to interest or principal payments but not placed on a non-accrual status, potential problem loans, other real estate owned, net, and other non-performing interest-earning assets.

Item 1A. Risk Factors

An investment in our common stock involves risks. Stockholders should carefully consider the risks described below, together with all other information contained in this Annual Report on Form 10-K, before making any purchase or sale decisions regarding our common stock. If any of the following risks actually occur, our business, financial condition or operating results may be harmed. In that case, the trading price of our common stock may decline, and stockholders may lose part or all of their investment in our common stock.

Recent negative developments in the financial services industry and U.S. and global credit markets may adversely impact our operations and results.

       Negative developments in the latter half of 2007, through all of 2008 and in 2009 to date in the capital markets have resulted in uncertainty in the financial markets in general with the expectation of the general economic downturn continuing for some or all of 2009 and possibly beyond 2009. Loan portfolio performances have deteriorated at many institutions resulting from, among other factors, a weak economy and a decline in the value of the collateral supporting their loans. The competition for our deposits has increased significantly due to liquidity concerns at many of these same institutions. Stock prices of bank holding companies, like ours, have been negatively affected by the current condition of the financial markets, as has our ability, if needed, to raise capital or borrow in the debt markets compared to recent years. As a result, there is a potential for new federal or state laws and regulations regarding lending and funding practices and liquidity standards, and financial institution regulatory agencies are expected to be very aggressive in responding to concerns and trends identified in examinations, including the expected issuance of many formal enforcement actions. Negative developments in the financial services industry and the impact of new legislation in response to those developments could negatively impact our operations by restricting our business operations, including our ability to originate or sell loans, and adversely impact our financial performance.

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

External factors, many of which we cannot control, may result in liquidity concerns for us.

Liquidity risk is the potential that Union Center National Bank may be unable to meet its obligations as they come due, capitalize on growth opportunities as they arise, or pay regular dividends because of an inability to liquidate assets or obtain adequate funding in a timely basis, at a reasonable cost and within acceptable risk tolerances.

Liquidity is required to fund various obligations, including credit commitments to borrowers, mortgage and other loan originations, withdrawals by depositors, repayment of borrowings, operating expenses, capital expenditures and dividend payments to shareholders.

Liquidity is derived primarily from deposit growth and retention; principal and interest payments on loans; principal and interest payments on investment securities; sale, maturity and prepayment of investment securities; net cash provided from operations and access to other funding sources.

Our access to funding sources in amounts adequate to finance our activities could be impaired by factors that affect us specifically or the financial services industry in general. Factors that could detrimentally impact our access to liquidity sources include a decrease in the level of our business activity due to a market downturn or an adverse regulatory action against us. Our ability to borrow could also be impaired by factors that are not specific to us, such as a severe disruption of the financial markets or negative views and expectations about the prospects for the financial services industry as a whole as the recent turmoil faced by banking organizations in the domestic and worldwide credit markets continues to deteriorate.

The extensive regulation and supervision to which we are subject impose substantial restrictions on our business.

Center Bancorp, primarily through its principal subsidiary, Union Center National Bank, and certain non-bank subsidiaries, are subject to extensive regulation and supervision. Banking regulations are primarily intended to protect depositors’ funds, federal deposit insurance funds and the banking system as a whole. Such laws are not designed to protect our shareholders. These regulations affect our lending practices, capital structure, investment practices, dividend policy and growth, among other things. Union Center National Bank is also subject to a number of federal laws, which, among other things, require it to lend to various sectors of the economy and population, and establish and maintain comprehensive programs relating to anti-money laundering and customer identification. The United States Congress and federal regulatory agencies continually review banking laws, regulations and policies for possible changes, especially for the TARP Capital Purchase Program (in which the Parent Corporation is a participant). Changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of statutes, regulations or policies, could affect us in substantial and unpredictable ways. Such changes could subject us to additional costs, limit the types of financial services and products we may offer and/or increase the ability of non-banks to offer competing financial services and products, among other things. Failure to comply with laws, regulations or policies could result in sanctions by regulatory agencies, civil money penalties and/or reputational damage, which could have a material adverse effect on our business, financial condition and results of operations.

Because of our participation in the Treasury’s Capital Purchase Program, we are subject to several restrictions, including restrictions on our ability to declare or pay dividends and repurchase our shares, as well as restrictions on our executive compensation.

As a result of our participation in the Treasury's Capital Purchase Program, our ability to declare or pay dividends on any of our capital stock is subject to restrictions. Specifically, we are unable to declare dividend payments on common, junior preferred or pari passu preferred shares if we are in arrears in the payment of dividends on the Preferred Shares. Further, until the third anniversary of the investment or when all of the Preferred Shares have been redeemed or transferred, we are not permitted to increase the cash dividends on our common stock without the Treasury’s approval. Additionally, our ability to repurchase our shares of outstanding common stock is restricted. The Treasury’s consent generally is required for us to make any stock repurchase until the third anniversary of the investment by the Treasury unless all of the Preferred Shares have been redeemed or transferred. Further, common, junior preferred or pari passu preferred shares may not be repurchased if we are in arrears in the payment of dividends on the Preferred Shares. These restrictions, as well as the dilutive effect of the warrants that we issued to the Treasury as part of the Capital Purchase Program, may have a negative effect on the market price of our common stock.

Pursuant to the terms by which we participated in the Treasury's Capital Purchase Agreement and the terms of the American Recovery and Reinvestment Act of 2009, we and several of our senior employees are subject to substantial limitations on executive compensation and are subject to new corporate governance standards. Such requirements may adversely affect our ability to attract and retain senior officers and employees who are critical to the operation of our business.

The documents that we executed with the Treasury when the Treasury purchased our Preferred Shares allow the Treasury to unilaterally change the terms of the Preferred Shares or impose additional requirements on the Corporation if there is a change in law. These changes or additional requirements could restrict our ability to conduct business, could subject us to additional cost and expense or could change the terms of the Preferred Shares to the detriment of our common shareholders. While it may be possible for us to redeem the Preferred Shares in the event that the Treasury imposes any changes or additional requirements that we believe are detrimental, there can be no assurances that our federal regulator will approve such redemption or that we will have the ability to implement such redemption.

Current levels of volatility in the capital markets are unprecedented and may adversely impact our operations and results.

The capital markets have been experiencing unprecedented volatility for more than a year. Such negative developments and disruptions have resulted in uncertainty in the financial market in general with the expectation of a continuing general economic downturn throughout 2009 and possibly beyond 2009. Bank and bank holding company stock prices have been negatively affected, as has the ability of banks and bank holding companies to raise capital or borrow in the debt markets compared to recent years. If current levels of market disruption and volatility continue or worsen, there can be no assurance that we will not experience an adverse effect, which may be material, on our business, financial condition and results of operations or our ability to access capital.

We may incur impairments to goodwill.

We review our goodwill at least annually. Significant negative industry or economic trends, reduced estimates of future cash flows or disruptions to our business, could indicate that goodwill might be impaired. Our valuation methodology for assessing impairment requires management to make judgments and assumptions based on historical experience and to rely on projections of future operating performance. We operate in a competitive environment and projections of future operating results and cash flows may vary significantly from actual results. Additionally, if our analysis results in an impairment to its goodwill, we would be required to record a non-cash charge to earnings in our financial statements during the period in which such impairment is determined to exist. Any such change could have a material adverse effect on our results of operations and our stock price

Union Center National Bank’s ability to pay dividends is subject to regulatory limitations, which, to the extent that our holding company requires such dividends in the future, may affect our holding company’s ability to honor its obligations and pay dividends.

As a holding company, we are a separate legal entity from Union Center National Bank and its subsidiaries and do not have significant operations of our own. We currently depend on Union Center National Bank’s cash and liquidity to pay our operating expenses and dividends to shareholders. We cannot assure you that in the future Union Center National Bank will have the capacity to pay the necessary dividends and that we will not require dividends from Union Center National Bank to satisfy our obligations. Various statutes and regulations limit the availability of dividends from Union Center National Bank. It is possible, depending upon our and Union Center National Bank’s financial condition and other factors, that bank regulators could assert that payment of dividends or other payments by Union Center National Bank are an unsafe or unsound practice. In the event that Union Center National Bank is unable to pay dividends, we may not be able to service our obligations, as they become due, or pay dividends on our capital stock. Consequently, the inability to receive dividends from Union Center National Bank could adversely affect our financial condition, results of operations, cash flows and prospects.

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

Changes in economic conditions, particularly a significant worsening of the current economic environment, could hurt Union Center National Bank’s business. Union Center National Bank’s business is directly affected by political and market conditions, broad trends in industry and finance, legislative and regulatory changes, changes in governmental monetary and fiscal policies, all of which are beyond our control. Deterioration in economic conditions, particularly within New Jersey, could result in the following consequences, any of which could hurt our business materially:

•	loan delinquencies may increase;

•	problem assets and foreclosures may increase;

•	demand for our products and services may decline; and

•	collateral for loans made by Union Center National Bank may decline in value, in turn reducing Union Center National Bank’s clients’ borrowing power.

Further deterioration in the real estate market, particularly in New Jersey, could hurt our business. As real estate values in New Jersey decline, our ability to recover on defaulted loans by selling the underlying real estate is reduced, which increases the possibility that we may suffer losses on defaulted loans.

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

Our deposit insurance premium will be substantially higher in 2009, which could have a material adverse effect on our future earnings.

The FDIC insures deposits at FDIC insured financial institutions, including Union Center National Bank. The FDIC charges the insured financial institutions premiums to maintain the Deposit Insurance Fund at an adequate level. In light of current economic conditions, the FDIC has increased its assessment rates and recently adopted an interim rule imposing an emergency special assessment on the entire banking industry payable on September 30, 2009. The FDIC may further increase these rates and impose additional special assessments in the future.

Declines in value may adversely impact our investment portfolio.

As of December 31, 2008, we had approximately $242.7 million in available for sale investment securities. We may be required to record impairment charges on our investment securities if they suffer a decline in value that is considered other-than-temporary. Numerous factors, including lack of liquidity for re-sales of certain investment securities, absence of reliable pricing information for investment securities, adverse changes in business climate, adverse actions by regulators, or unanticipated changes in the competitive environment could have a negative effect on our investment portfolio in future periods. If an impairment charge is significant enough, it could affect the ability of Union Center National Bank to upstream dividends to us, which could have a material adverse effect on our liquidity and our ability to pay dividends to shareholders and could also negatively impact our regulatory capital ratios.

Concern of customers over deposit insurance may cause a decrease in deposits.

With recent increased concerns about bank failures, customers increasingly are concerned about the extent to which their deposits are insured by the FDIC. Customers may withdraw deposits in an effort to ensure that the amount they have on deposit with their bank is fully insured. Decreases in deposits may adversely affect our funding costs and net income.

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

The Bank’s operations are located at nine sites in Union County, New Jersey, consisting of five sites in Union Township, one in Springfield Township, one in Berkeley Heights, one in Vauxhall and one in Summit, New Jersey. The Bank also has three sites in Morris County, New Jersey, consisting of one site in Madison, one site in Boonton/Mountain Lakes, and one site in Morristown, New Jersey. The principal office is located at 2455 Morris Avenue, Union, New Jersey. The principal office is a two story building constructed in 1993. On October 9, 2004, the Bank opened a 19,555 square foot office facility on Springfield Road in Union New Jersey, which serves as the Bank’s Operations and Data Center. On October 1, 2004 the Corporation signed an agreement to purchase premises at 44 North Avenue, Cranford, New Jersey to be used to construct a full service branch facility. Subsequently, the Corporation exercised its option to cancel that contract on January 12, 2007. On February 27, 2008 the Corporation signed an agreement to lease premises at 105 North Avenue, Cranford, New Jersey to be used to construct a full service branch facility. Subsequently, the Corporation has notified the landlord that it wanted to terminate the commitment and completed the termination in the first quarter of 2009. On October 28, 2005, the Corporation signed an agreement to lease a branch facility to be constructed at 209 Ridgedale Avenue, Florham Park, New Jersey. In September 2007, the Corporation reclassified the Florham Park office as held for sale real estate and sold that property on February 29, 2008.

The following table sets forth certain information regarding the Bank's leased locations.

Branch Location	Term

356 Chestnut Street, Union, New Jersey	Term expires in 2028 with renewal options

Career Center Branch located in Union High School	Term expired in October 2008, currently on month to month lease

300 Main Street, Madison, New Jersey	Term expires June 6, 2010 and is subject to renewal at the Bank’s option

2933 Vauxhall Road, Vauxhall, New Jersey	Term expires January 31, 2013 and is subject to renewal at the Bank’s option

392 Springfield Avenue, Summit, New Jersey	Term expires March 31, 2009 and is subject to renewal at the Bank’s option; however, the Bank has advised the landlord that it does not intend to renew this lease.

646 Morris Avenue, Summit, New Jersey	Term expires February 1, 2024, subject to renewal at the Bank’s option

Ely Place, Boonton, New Jersey	Term expires August 29, 2021, and is subject to renewal at the Bank’s option

The lease on the Bank's Red Oak Banking Center located at 190 Park Avenue, Morristown, New Jersey expired on November 1, 2008. The Bank had advised the landlord that it did not intend to renew this lease and had announced the closure of this location effective March 19, 2008.

The Bank operates a Drive In/Walk Up located at 2022 Stowe Street, Union, New Jersey, adjacent to a part of the Center Office facility. The Bank has three off-site ATM locations. Two are located at New Jersey Transit stations and one is located at the Boys and Girls Club of Union, 1050 Jeanette Avenue, Union, New Jersey.

Item 3. Legal Proceedings

There are no significant pending legal proceedings involving the Corporation other than those arising out of routine operations. Management does not anticipate that the ultimate liability, if any, arising out of such litigation will have a material effect on the financial condition or results of operations of the Corporation on a consolidated basis. Such statement constitutes a forward-looking statement under the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from this statement as a result of various factors, including the uncertainties arising in proving facts within the judicial process.

Item 4. Submission of Matters to a Vote of Security Holders

The Corporation had no matter submitted to a vote of security holders during the fourth quarter of 2008.

Item 4A. Executive Officers of the Registrant

The following table sets forth the name and age of each executive officer of the Parent Corporation, the period during which each such person has served as an officer of the Parent Corporation or the Bank and each such person’s business experience (including all positions with the Parent Corporation and the Bank) for the past five years:

Name and Age	Officer Since	Business Experience

Anthony C. Weagley Age – 47	1996 the Parent Corporation 1985 the Bank
President and Chief Executive Officer of the Parent Corporation  (April 2008 – Present); President, Chief Executive Officer and Chief Financial Officer of the Parent Corporation (August 2007- March 2008); President and Chief Executive Officer of the Bank (March 2008 – Present); President, Chief Executive Officer and Chief Financial Officer of the Bank (August 2007 – February 2008); Vice President & Treasurer of the Parent Corporation (1996 – August 2007); Senior Vice President & Cashier of the Bank (1996– August 2007); Vice President & Cashier of the Bank (1991–1996)

A. Richard Abrahamian Age – 49	2008 the Parent Corporation 2008 the Bank
Vice President, Treasurer and Chief Financial Officer of the Parent Corporation (April 2008 – Present); Senior Vice President and Chief Financial Officer of the Bank (February 2008 – Present);
Senior Vice President and Chief Financial Officer, Synergy Financial Group (financial services provider) (July 2005 – February 2008); and Senior Vice President, Retail Network Management, PNC Bank (March 2004 – July 2005)

William Boylan Age – 44	2008 the Parent Corporation 2007 the Bank
Vice President of the Parent Corporation (July 2008 – Present); Senior Vice President of the Bank (January 2008 – Present); Vice President of the Bank ( December 2007 – January 2008); Senior Vice President, Northern State Bank (August 2006 – November 2007); and Senior Vice President, NVE Bank (1997 – July 2006)

Mark S. Cardone Age – 46	2001 the Parent Corporation 2001 the Bank	Vice President of the Parent Corporation and Senior Vice President & Branch Administrator of the Bank (2001–Present)

Julie D’Aloia Age – 47	1999 the Parent Corporation 1998 the Bank
Vice President of the Parent Corporation (2001–Present); Secretary of the Parent Corporation (1998 – Present); Corporate Secretary of the Parent Corporation (1998 – August 2007); Senior Vice President of the Bank (2001– Present); Secretary of the Bank (1998 – Present); Assistant-To-The-President of the Bank (1995 – August 2007); Corporate Secretary of the Bank (1998 – August 2007)

Joseph D. Gangemi Age – 28	2008 the Parent Corporation 2004 the Bank
Executive Assistant to Chief Executive Officer, Investor Relations Officer and Corporate Secretary of the Parent Corporation and the Bank (June 2008 – Present);
Executive Assistant to Chief Executive Officer and Investor Relations Officer of the Bank (January 2008 – June 2008);
Executive Assistant to Chief Executive Officer of the Bank (August 2007 – January 2008);
Executive Assistant to Chief Financial Officer of the Bank (August 2005 – August 2007);
Finance Assistant of the Bank (November 2004 – August 2005)
Teller of the Bank (February 2004 – November 2004)

Ronald Shapiro Age – 57	2008 the Parent Corporation 2007 the Bank
Vice President and Senior Lending Officer of the Parent Corporation (July 2008 – Present); Senior Vice President and Senior Lending Officer of the Bank (July 2008–Present); Vice President of the Bank (October 2007– July 2008); Director of Lender Services, The Schonbraun McCann Group (real estate finance consulting firm)(February 2006 – August 2007); and Director and Mid Atlantic Regional Manager of Artesia Mortgage Capital Corporation (August 2004 – December 2005)

Lori A. Wunder Age – 45	1998 the Parent Corporation 1995 the Bank
Vice President of the Parent Corporation and Senior Vice President of the Bank (1998–Present); Vice President of the Bank (1997–1998); Assistant Vice President of the Bank (1996–1997); and Assistant Cashier of the Bank (1995–1996)

PART II

Item 5. Market for the Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities

Security Market Information

The common stock of the Parent Corporation is traded on the NASDAQ Global Select Market. The Corporation’s symbol is CNBC. As of December 31, 2008, the Corporation had 640 stockholders of record. This does not include beneficial owners for whom CEDE & Company or others act as nominees. On December 31, 2008, the closing low market bid and asked price was $8.15–$8.19, respectively.

The following table sets forth the high and low bid price, and the dividends declared, on a share of the Corporation’s common stock for the years ended December 31, 2007 and 2008. All amounts are adjusted for prior stock splits and stock dividends.

	Common Stock Price				Common Dividends Declared
	2008		2007
	High Bid	Low Bid	High Bid	Low Bid	2008	2007

Fourth Quarter	$10.15	$7.45	$12.01	$11.05	$0.0900	$0.0900
Third Quarter	$10.96	$8.44	$14.99	$10.80	$0.0900	$0.0900
Second Quarter	$10.38	$8.45	$15.85	$13.86	$0.0900	$0.0900
First Quarter	$11.32	$9.95	$15.21	$14.51	$0.0900	$0.0900
					$0.3600	$0.3600

Share Repurchase Program

Historically, repurchases have been made from time to time as, in the opinion of management, market conditions warranted, in the open market or in privately negotiated transactions. Shares repurchased were used for stock dividends and other issuances. As of December 31, 2008, Center Bancorp had 13.0 million shares of common stock outstanding. As of December 31, 2008, the Parent Corporation had purchased 1,386,863 common shares at an average cost per share of $11.44 under stock buyback programs announced in 2006, 2007 and 2008. The repurchased shares were recorded as Treasury Stock, which resulted in a decrease in stockholders’ equity.

Information concerning the stock repurchases for the twelve months ended December 31, 2008 is set forth below.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs

Balance at December 31, 2007	1,193,780	$11.68	1,193,780	196,239
January 1, through March 31, 2008	63,898	11.01	1,257,678	132,341
April 1, through June 30, 2008	95,685	9.62	1,353,363	686,368	(1)
July 1, through September 30, 2008	33,500	8.94	1,386,863	652,868
October 1, through December 31, 2008	—	—	1,386,863	652,868
Balance at December 31, 2008	1,386,863	$11.44	1,386,863	652,868

(1)	Reflects 5% increase in company stock buyback program of 649,712 shares on June 26, 2008.

As  noted elsewhere herein, on January 9, 2009, as part of the U.S. Department of the Treasury’s (the “Treasury”) Troubled Asset Relief Program (“TARP”), the Parent Corporation entered into an agreement with the Treasury (the "Stock Purchase Agreement") pursuant to which (i) the Parent Corporation issued and sold, and the Treasury purchased, 10,000 shares (the “Preferred Shares”) of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A, having a liquidation preference of $1,000 per share for an aggregate purchase price of $10 million in cash, and (ii) the Parent Corporation issued to the Treasury a ten-year warrant (the “Warrant”) to purchase up to 173,410 shares of the Parent Corporation's  common stock at an exercise price of $8.65 per share.  Until the third anniversary of the issuance of the Preferred Shares, the consent of the Treasury will be required for any increase in the dividends on the Parent Corporation's common stock or for any stock repurchases unless the Preferred Shares have been redeemed in their entirety or the Treasury has transferred the Preferred Shares to third parties.

Stock Compensation Plan Information

For information related to stock based compensation, see Note 16 of the Notes to Consolidated Financial Statements. The following table gives information about the Parent Corporation’s common stock that may be issued upon the exercise of options, warrants and rights under the Parent Corporation’s 1999 Incentive Plan, 1993 Employee Stock Option Plan, 1993 Outside Director Stock Option Plan and 2003 Non-Employee Director Stock Option Plan as of December 31, 2008. These plans were the Corporation’s only equity compensation plans in existence as of December 31, 2008.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)

Equity Compensation Plans Approved by Shareholders	185,164	$6.07 – $15.73	695,749
Equity Compensation Plans Not Approved by Shareholders	—	—	—
Total	185,164	$6.07 – $15.73	695,749

Dividends

Federal laws and regulations contain restrictions on the ability of the Parent Corporation and Union Center National Bank to pay dividends. For information regarding restrictions on dividends, see Part I, Item 1, “Business—Dividend Limitations” and Part II, Item 8, “Financial Statements and Supplementary Data—Dividend Restrictions, Note 17 of the Notes to Consolidated Financial Statements.” In addition, under the terms of the trust preferred securities issued by Center Bancorp, Inc, Statutory Trust II, the Parent Corporation can not pay dividends on its common stock if the Corporation defers payments on the junior subordinated debentures which provide the cash flow for the payments on the trust preferred securities. Further, pursuant to the Stock Purchase Agreement, the Parent Corporation is unable to declare dividend payments on the Parent Corporation's  common stock (and certain preferred stock if the Parent Corporation issues additional series of preferred stock) if the Parent Corporation is in arrears in the payment of dividends on the Preferred Shares issued to the Treasury.  Further, until the third anniversary of the Treasury's investment or when all of the Preferred Shares have been redeemed or transferred, the Parent Corporation is not permitted to increase the amount of the quarterly cash dividend above $0.09 per share, which was the amount of the last regular dividend declared by the Parent Corporation prior to October 14, 2008

Stockholders Return Comparison

Set forth below is a line graph presentation comparing the cumulative stockholder return on the Parent Corporation’s common stock, on a dividend reinvested basis, against the cumulative total returns of the Standard & Poor’s Composite and the SNL Mid-Atlantic Bank Index for the period from January 1, 2004 through December 31, 2008.

COMPARE 5-YEAR CUMULATIVE TOTAL RETURN
AMONG CENTER BANCORP INC.,
S&P COMPOSITE AND SNL MID-ATLANTIC BANK INDEX

Assumes $100 invested on January 1, 2004
Assumes dividends reinvested
Fiscal year ending December 31, 2008.

COMPARISON OF CUMULATIVE TOTAL RETURN OF ONE OR MORE
COMPANIES, PEER GROUPS, INDUSTRY INDEXES AND/OR BROAD MARKETS

	FISCAL YEAR ENDING
COMPANY/INDEX/MARKET	12/31/2003	12/31/2004	12/31/2005	12/31/2006	12/31/2007	12/31/2008

Center Bancorp, Inc	100.00	71.49	64.70	95.99	72.25	55.47
S&P Composite	100.00	111.78	118.10	136.21	143.66	90.91
SNL Mid-Atlantic Bank Index	100.00	105.91	107.79	129.37	97.83	53.89

Item 6. Selected Financial Data

SUMMARY OF SELECTED STATISTICAL INFORMATION AND FINANCIAL DATA

	Years Ended December 31,
	2008	2007	2006	2005(3)	2004
	(Dollars in Thousands, Except per Share Data)
Summary of Income
Interest income	$49,894	$52,129	$53,325	$50,503	$40,049
Interest expense	24,095	30,630	28,974	23,296	13,968
Net interest income	25,799	21,499	24,351	27,207	26,081
Provision for loan losses	1,561	350	57	—	752
Net interest income after provision for loan losses	24,238	21,149	24,294	27,207	25,329
Other income	2,644	4,372	633	3,836	3,388
Other expense	19,473	24,598	24,358	22,213	19,471
Income before income tax expense	7,409	923	569	8,830	9,246
Income tax (benefit) expense	1,567	(2,933)	(3,329)	1,184	1,624
Net income	$5,842	$3,856	$3,898	$7,646	$7,622
Statement of Financial Condition Data
Investments	$242,714	$314,194	$381,733	$517,730	$571,127
Total loans	676,203	551,669	550,414	505,826	377,304
Goodwill and other intangibles	17,110	17,204	17,312	17,437	2,091
Total assets	1,023,293	1,017,645	1,051,384	1,114,829	1,009,015
Deposits	659,537	699,070	726,771	700,601	702,272
Borrowings	268,440	218,109	206,434	293,963	216,357
Stockholders’ equity	$81,713	$85,278	$97,613	$99,489	$68,643
Dividends
Cash dividends	$4,675	$4,885	$4,808	$4,518	$3,238
Dividend payout ratio	80.02%	126.69%	123.35%	59.09%	42.48%
Cash Dividends Per Share(1)
Cash dividends	$0.36	$0.36	$0.34	$0.34	$0.32
Earnings Per Share(1)
Basic	$0.45	$0.28	$0.28	$0.60	$0.75
Diluted	$0.45	$0.28	$0.28	$0.60	$0.75
Weighted Average Common Shares Outstanding(1)
Basic	13,048,518	13,780,504	13,959,684	12,678,614	10,163,874
Diluted	13,061,410	13,840,756	14,040,338	12,725,256	10,224,591
Operating Ratios
Return on average assets	0.58%	0.38%	0.37%	0.69%	0.81%
Average stockholders’ equity to average assets	8.28%	9.33%	9.21%	7.79%	6.14%
Return on average stockholders’ equity	7.03%	4.09%	4.04%	8.91%	13.17%
Return on average tangible stockholders’ equity(2)	8.86%	5.00%	4.93%	10.34%	13.67%
Book Value
Book value per common share(1)	$6.29	$6.48	$7.02	$7.05	$6.27
Tangible book value per common share(1)(2)	$4.97	$5.17	$5.77	$5.82	$6.08
Non-Financial Information
Common stockholders of record	640	679	717	767	529
Staff-Full time equivalent	160	172	214	202	192
——————

Notes to Selected Financial Data
(1)	All common share and per common share amounts have been adjusted for prior stock splits and stock dividends.

(2)
Tangible book value per common share, which is a non-GAAP financial measure, is computed by dividing stockholders’ equity less goodwill and other intangible assets by common shares outstanding. The following table provides certain related reconciliations between Generally Accepted Accounting Practices (“GAAP”)  measures (stockholders' equity and book value per common share) and the related non-GAAP financial measures (tangible stockholders' equity and tangible book value per common share):

	2008	2007	2006	2005	2004
	(Dollars in Thousands, Except per Share Data)

Common shares outstanding	12,991,312	13,155,784	13,910,450	14,103,209	10,939,398
Stockholders’ equity	$81,713	$85,278	$97,613	$99,489	$68,643
Less: Goodwill and other intangible assets	17,110	17,204	17,312	17,437	2,091
Tangible Stockholders’ Equity	$64,603	$68,074	$80,301	$82,052	$66,552
Book value per common share	$6.29	$6.48	$7.02	$7.05	$6.27
Less: Goodwill and other intangible assets	1.32	1.31	1.25	1.23	0.19
Tangible Book Value per Common Share	$4.97	$5.17	$5.77	$5.82	$6.08

All per common share amounts reflect all prior stock splits and dividends.

Return on average tangible stockholders’ equity, which is a non-GAAP financial measure, is computed by dividing net income by average stockholders’ equity less average goodwill and average other intangible assets. The following table reflects a reconciliation between average stockholders' equity and average tangible stockholders' equity and a reconciliation between return on stockholders' equity and return on average tangible stockholders' equity.

	2008	2007	2006	2005	2004
	(Dollars in Thousands, Except per Share Data)

Net income	$5,842	$3,856	$3,898	$7,646	$7,622
Average stockholders’ equity	$83,123	$94,345	$96,505	$85,772	$57,854
Less: Average goodwill and other intangible assets	17,158	17,259	17,378	11,814	2,091
Average Tangible Stockholders’ Equity	$65,965	$77,086	$79,127	$73,958	$55,763

Return on average stockholders’ equity	7.03%	4.09%	4.04%	8.91%	13.17%
Add: Average goodwill and other intangible assets	1.83	0.91	0.89	1.43	0.50
Return on Average Tangible Stockholders’ Equity	8.86%	5.00%	4.93%	10.34%	13.67%

        The Corporation believes that in comparing financial institutions, investors desire to analyze tangible stockholders' equity rather than stockholders' equity, as they discount the significance of goodwill and other intangible assets.

(3) The Corporation completed the acquisition of Red Oak Bank as of the close of business on May 20, 2005. The acquisition was accounted for as a purchase and the excess cost over the fair value of net assets acquired (“goodwill”) in the transaction was $14.7 million. The Corporation also recorded a core deposit intangible of $702,617 in connection with the acquisition.

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

Critical Accounting Policies and Estimates

The accounting and reporting policies followed by the Corporation conform, in all material respects, to U.S. GAAP. In preparing the consolidated financial statements, management has made estimates, judgments and assumptions that affect the reported amounts of assets and liabilities as of the dates of the consolidated statements of condition and results of operations for the periods indicated. Actual results could differ significantly from those estimates.

The Corporation’s accounting policies are fundamental to understanding this MD&A. The most significant accounting policies followed by the Corporation are presented in Note 1 of the Notes to Consolidated Financial Statements. The Corporation has identified its policies on the allowance for loan losses, income tax liabilities and goodwill and other identifiable intangible assets to be critical because management must make subjective and/or complex judgments about matters that are inherently uncertain and could be most subject to revision as new information becomes available. Additional information on these policies can be found in Note 1 of the Notes to Consolidated Financial Statements.

Allowance for Loan Losses and Related Provision

The allowance for loan losses represents management’s estimate of probable credit losses inherent in the loan portfolio. Determining the amount of the allowance for loan losses is considered a critical accounting estimate because it requires significant judgment and the use of estimates related to the amount and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends and conditions, all of which may be susceptible to significant change. The loan portfolio also represents the largest asset type on the Corporation's Consolidated Statements of Condition.

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

Other-Than-Temporary Impairment of Securities

Securities are evaluated on at least a quarterly basis, and more frequently when market conditions warrant such an evaluation, to determine whether a decline in their value is other-than-temporary. To determine whether a loss in value is other-than-temporary, management utilizes criteria such as the reasons underlying the decline, the magnitude and the duration of the decline and the intent and ability of the Corporation to retain its investment in the security for a period of time sufficient to allow for an anticipated recovery in the fair value. The term “other-than-temporary” is not intended to indicate that the decline is permanent, but indicates that the prospects for a near-term recovery of value is not necessarily favorable, or that there is a lack of evidence to support a realizable value equal to or greater than the carrying value of the investment. Once a decline in value is determined to be other-than-temporary, the value of the security is reduced to fair value and a corresponding charge to earnings is recognized. Impairment charges on certain investment securities of approximately $1.8 million were recognized during the year ended December 31, 2008, respectively. As a result of the bankruptcy of Lehman Brothers in September 2008, the Corporation incurred an impairment charge of $1.2 million in its investment securities portfolio during the third quarter of 2008 and an additional $100,000 during the fourth quarter of 2008. These charges were based on the Corporation's expectation at December 31, 2008 of what the Corporation believes it will receive from the Lehman bankruptcy proceedings as opposed to an attempted sale into an illiquid market. Additionally, the Corporation recorded impairment charges of $461,000 relating to three equity security holdings. This determination was made after certain events during 2008 relating to the financial condition of the issuers caused concern that recovery of the carrying value would not occur in the near term. As such, it was deemed appropriate to mark each applicable security down to fair value. No impairment charges were recognized during the year ended December 31, 2007.

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

Fluctuations in the actual outcome of these future tax consequences could impact the Corporation’s consolidated financial condition or results of operations. Notes 1 and 11 of the Notes to Consolidated Financial Statements include additional discussion on the accounting for income taxes.

Goodwill

The Corporation adopted the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” which requires that goodwill be reported separate from other intangible assets in the Consolidated Statements of Condition and not be amortized but tested for impairment annually, or more frequently if impairment indicators arise for impairment. No impairment charge was deemed necessary for the years ended December 31, 2008 and 2007.

Fair Value of Investment Securities

In October 2008, the FASB issued FSP SFAS No. 157-3, “Determining the Fair Value of a Financial Asset When The Market for That Asset Is Not Active” (“FSP 157-3”), to clarify the application of the provisions of SFAS 157 in an inactive market and how an entity would determine fair value in an inactive market. FSP 157-3 was effective immediately and applies to the Corporation’s financial statements, effective September 30, 2008. The Corporation applied the guidance in FSP 157-3 when determining fair value for the Corporation’s private label collateralized mortgage obligations, pooled trust preferred securities and single name corporate trust preferred securities. See Note 18 of the Notes to Consolidated Financial Statements, Fair Value Measurements and Fair Value of Financial Instruments, for further discussion.

Introduction

     The following introduction to Management’s Discussion and Analysis highlights the principal factors that contributed to the Corporation’s earnings performance in 2008.

    The year of 2008 was a challenging one for the banking industry and for the Corporation. The current global financial crisis and difficult economic climate has created challenges to financial institutions both domestically and abroad. Interest rates for 2008 were reflective of significantly lower short-term interest rates in an effort to stimulate the economy. Competition for deposits in the Corporation's marketplace remained intense while customers’ preference in seeking safety through full FDIC insured products and more liquidity became paramount in light of the financial crisis. Market conditions became more volatile during the second half of 2008, related to global instability in the markets in connection with the sub-prime crises. As a result, the Federal Reserve decreased short-term interest rates 400 basis points throughout the course of 2008. Short-term interest rates declined more than longer term rates resulting in a somewhat improved yield curve, which was an improvement from the flat yield curve experienced during 2006 and 2007. This resulted in an expansion of the Corporation’s net interest margin, which is the Corporation’s primary source of income. The Corporation also took action throughout the year to reduce further exposure to interest rates through a reduction in higher cost funding in the deposit mix and improvement in the earning-asset mix. The Corporation’s continued progress in growing and improving its balance sheet earning asset mix has helped to expand its margin. We intend to continue to use a portion of the proceeds of maturing investments to help fund new loan growth.

The Corporation’s net income in 2008 was $5.8 million or $0.45 per fully diluted common share, compared with net income of $3.9 million or $0.28 per fully diluted common share in 2007. A substantial portion of our earnings in 2008 was from core operations while earnings in 2007 arose  principally from tax benefits.

Earnings for 2008 were impacted by interest margin expansion, higher service charge fees and income from bank owned life insurance coupled with a significant reduction in operating overhead. These improvements were partially offset by net securities losses as compared to net gains in 2007 along with a higher effective tax rate. Other expense for the twelve-months ended December 31, 2008 totaled $19.5 million, a decrease of $5.1 million, or 20.8%, from the comparable period in 2007.

      Lower operating expenses during the twelve-month period resulted primarily from decreases in salaries and employee benefits, premise and equipment expense, professional and consulting and other expenses, offset in part by an increase in net occupancy expenses. Other non-interest expense decreased $1.0 million due primarily to the charge-off of the expenses associated with the Beacon Trust acquisition and its termination in 2007. The Corporation previously announced a number of strategic outsourcing agreements, to aid in the realization of its goal to reduce operating overhead and shrink the infrastructure of the Corporation. The cost reduction plans resulted in the reduction of workforce by 12 staff positions during the second quarter of 2008. Additionally, the Corporation completed its outsourcing with Atlantic Central Bankers Bank Banking and Infrastructure and Technology Services, Inc. and the migration of its telecommunications lines to their service platform. The result of all the announced strategic outsourcing initiatives is expected to result in annual cost savings of approximately $600,000. Additionally, the closing of the Corporation's Red Oak Banking Center and its branch on 84 South Street in Morristown during the fourth quarter of 2007 helped to reduce operating overhead during 2008. These facilities have been combined with the Morristown Town Hall office, which has resulted in improved efficiency and increased customer service.

     For the twelve-months ended December 31, 2008, total salaries and benefits decreased by $2.9 million, or 25.6% to $8.5 million. The reduction in expense was attributable to a reduction in staff, pension plan curtailment and elimination of certain benefit plans.

     The increased tax rate resulted in part from a change in 2007 in the Corporation’s business entity structure, which led to a $1.4 million tax benefit taken that year.

     Total non-interest revenue decreased as a percentage of total revenue in 2008 largely due to $1.1 million in net securities losses and impairment charges in 2008 as compared to net securities gains of $900,000 in 2007. For the twelve-months ended December 31, 2008, total other income decreased $1.7 million as compared with the twelve-months of 2007. Excluding net securities gains and losses in the respective periods, the Corporation recorded total other income of $3.8 million in the twelve-months ended December 31, 2008, compared to $3.5 million in the twelve-months ended December 31, 2007, representing an increase of $278,000 or 8.0 percent. This increase was primarily attributable to a $230,000 increase in tax-free proceeds in excess of contract value on the Corporation’s BOLI due to the death of one insured participant. The Corporation recognized higher service charges, commissions and fees and higher earnings from the appreciation in the cash surrender value of the Corporation’s BOLI investment, partially offset by a decline in commissions from sales of mutual funds and annuities.

Total assets at December 31, 2008 were $1.023 billion, an increase of 0.6 percent from assets of $1.018 billion at December 31, 2007. The increase in assets, in part, reflects the growth in our loan portfolio, partially offset by the continued reduction in the size of the Corporation's investment portfolio. Additionally, there has been a concerted effort to reduce higher costing retail deposits.

     Loan growth remained strong in 2008, spurred by business development efforts. Overall, the portfolio grew year over year by approximately $81.2 million on average or a 15.0 percent increase from 2007. Strong demand for commercial real estate loans prevailed throughout the year in the Corporation's market in New Jersey, despite the economic climate at both the state and national levels and market turmoil from the sub-prime markets. The Corporation is encouraged by the strength of loan demand and positive momentum gained this past year in growing that segment of earning-assets.

     Asset quality continues to remain high and credit culture conservative. At December 31, 2008, non-performing assets totaled $4.7 million or 0.46 percent of total assets, as compared with $4.4 million or 0.43 percent at December 31, 2007. A decrease in non-accrual loans from December 31, 2007 was primarily attributable to the repayment during the first quarter of 2008 of principal of $2.5 million and interest of $83,277 on one commercial mortgage. During the fourth quarter of 2008, other real estate owned (OREO) increased to $3.9 million due solely to the addition of a residential condominium construction project in Union County, New Jersey.

     At December 31, 2008, the total allowance for loan losses amounted to approximately $6.3 million, or 0.92% of total loans. The allowance for loan losses as a percent of total non-performing loans amounted to 809.1 percent at December 31, 2008 as compared with 929.7 percent at September 30, 2008 and 132.1 percent at December 31, 2007. This increase in the ratio from December 31, 2007 to December 31, 2008 was due to the previously mentioned decrease in non-performing loans.

Deposit experience was mixed in 2008, reflective of the changes in short-term interest rates during 2008. A decline in average deposits included a strategic shift to reduce the Corporation’s dependency on more rate sensitive high costing funds, which were subject to maturity and repricing, in favor of lower costing wholesale funds available. At December 31, 2008, total deposits for the Corporation were $659.5 million. Non-interest-bearing core deposits, a low-cost source of funding, continue to be a key-funding source. At December 31, 2008, this source of funding amounted to $113.3 million or 12.1 percent of total funding sources and 17.2 percent of total deposits.

 Certificates of deposits $100,000 and greater increased to 15.2 percent of total deposits at December 31, 2008 from 9.2 percent one year earlier. With the current turmoil in the financial markets, some of the Corporation’s depositors have become sensitive to obtaining full FDIC insurance for their time deposits. To accommodate its customers, the Corporation began offering Certificates of Deposit Account Registry Service (CDARS) in 2008. As a result of this offering and the temporary increase in insurance coverage by the FDIC to $250,000, the Corporation reported an additional $55.6 million of customer deposits as certificates of deposit greater than $100,000 at December 31, 2008.

The geographic expansion of the Corporation into desirable markets (such as Morristown and Boonton in Morris County, New Jersey) over the past several years has contributed to the growth in market share, as well as increased loan demand and change in deposit mix.

Total stockholders’ equity decreased 4.2 percent from 2007 to $81.7 million, and represented 7.99 percent of total assets at year-end. Book value per common share (total stockholders’ equity divided by the number of shares outstanding) decreased to $6.29 as compared with $6.48 a year ago, primarily as a result of a change in other comprehensive income coupled with the repurchase of shares by the Corporation during 2006, 2007 and 2008 under its buyback program. Tangible book value (which excludes goodwill and other intangibles from stockholders’ equity) decreased to $4.97 from $5.17 a year ago; see Item 6 of this Annual Report on Form 10-K for a reconciliation of tangible book value (which is a non-GAAP financial measure) to book value. Return on average stockholders’ equity for the year ended December 31, 2008 was 7.03 percent compared to 4.09 percent for 2007. This return was attributable to higher earnings in 2008 compared with 2007 coupled with lower average equity due primarily to the repurchase of shares. The Tier I Leverage capital ratio decreased to 7.71 percent of total assets at December 31, 2008, as compared with 8.13 percent at December 31, 2007.

A key element of the Corporation’s performance is its strong capital base, which includes $5.2 million in subordinated debentures at December 31, 2008 and December 31, 2007. This issuance of $5.0 million in floating rate MMCapS(SM) Securities occurred on December 19, 2003. The Corporation used the net proceeds of this issuance for working capital and other general corporate purposes, including capital contributions to the Corporation’s banking subsidiary to support its growth strategies. These securities presently are included as a component of Tier I capital for regulatory capital purposes. In accordance with FASB Interpretation No. 46, these securities are classified as subordinated debentures on the Consolidated Statements of Condition.

The Corporation’s risk-based capital ratios at December 31, 2008 were 10.20 percent for Tier I capital and 11.02 percent for total risk-based capital. These ratios exceed the regulatory minimum of 4 percent for Tier I risk-based capital and 8 percent for total risk-based capital under regulatory guidelines. Total Tier I capital decreased to approximately $78.2 million at December 31, 2008 from $79.1 million at December 31, 2007. The decrease in Tier I capital primarily reflects stock repurchases described below.

The Corporation announced an increase in its common stock buyback program on September 28, 2007 and June 26, 2008, under which the Parent Corporation was authorized to purchase up to 2,039,731 shares of Center Bancorp’s outstanding common stock. As of December 31, 2008, the Corporation has repurchased 1,386,863 shares under the program at an average cost of $11.44 per share. Repurchases are now restricted pursuant to the Parent Corporation's participation in TARP. See Item 5 of this Annual report.

The following sections discuss the Corporation’s Results of Operations, Asset and Liability Management, Liquidity and Capital Resources.

Results of Operations

Net income for the year ended December 31, 2008 was $5,842,000 as compared to $3,856,000 earned in 2007 and $3,898,000 earned in 2006, an increase of 51.5 percent from 2007 to 2008. Basic and fully diluted earnings per share increased to $0.45 per share in 2008 from $0.28 per share in 2007 and 2006. All common share and per share information for all periods presented have been retroactively restated for common stock splits and common stock dividends distributed to common stockholders during the periods presented.

For the year ended December 31, 2008, the Corporation’s return on average stockholders’ equity (“ROE”) was 7.03 percent and its return on average assets (“ROA”) was 0.58 percent. The Corporation’s return on average tangible stockholders’ equity (“ROATE”) was 8.86 percent for 2008. The comparable ratios for the year ended December 31, 2007, were ROE of 4.09 percent, ROA of 0.38 percent, and ROATE of 5.00 percent. See the discussion and reconciliation of ROATE, which is a non-GAAP financial measure, under Item 6 of this Annual Report on Form 10-K.

Earnings for 2008 were impacted by an improvement in net interest income due primarily to a lower cost of funds and a significant decrease in non-interest expense, offset in part by a decline in non-interest income, an increase in the provision for loan losses and an increase in income tax expense.

Net Interest Income

The following table presents the components of net interest income (on a tax-equivalent basis) for the past three years.

	2008			2007			2006
	Amount	Increase (Decrease) From Prior Year	Percent Change	Amount	Increase (Decrease) From Prior Year	Percent Change	Amount	Increase (Decrease) From Prior Year	Percent Change
	(Dollars in Thousands)
Interest income:
Investments	$14,405	$(4,850)	(25.19)	$19,255	$(3,215)	(14.31)	$22,470	$(4,823)	(17.67)
Loans, including fees	36,110	2,583	7.70	33,527	1,528	4.78	31,999	6,670	26.33
Federal funds sold and securities purchased under agreements to resell	113	(491)	(81.29)	604	57	10.42	547	518	1,786.21
Restricted investment in bank stocks	594	45	8.20	549	42	8.28	507	110	27.71
Total interest income	51,222	(2,713)	(5.03)	53,935	(1,588)	(2.86)	55,523	2,475	4.67
Interest expense:
Deposits	13,287	(7,548)	(36.23)	20,835	2,830	15.72	18,005	6,406	55.23
Borrowings	10,808	1,013	10.34	9,795	(1,174)	(10.70)	10,969	(728)	(6.22)
Total interest expense	24,095	(6,535)	(21.34)	30,630	1,656	5.72	28,974	5,678	24.37
Net interest income on a fully tax-equivalent basis	27,127	3,822	16.40	23,305	(3,244)	(12.22)	26,549	(3,203)	(10.77)
Tax-equivalent adjustment	(1,328)	478	(26.47)	(1,806)	392	(17.83)	(2,198)	347	(13.63)
Net interest income	$25,799	$4,300	20.00	$21,499	$(2,852)	(11.71)	$24,351	$(2,856)	(10.50)

Note: The tax-equivalent adjustment was computed based on an assumed statutory Federal income tax rate of 34 percent. Adjustments were made for interest earned on tax-advantaged instruments.

Historically, the most significant component of the Corporation’s earnings has been net interest income, which is the difference between the interest earned on the portfolio of earning-assets (principally loans and investments) and the interest paid for deposits and borrowings, which support these assets. There were several factors that affected net interest income during 2008, including the volume, pricing, mix and maturity of interest-earning assets and interest-bearing liabilities and interest rate fluctuations.

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

Net interest income, on a fully tax-equivalent basis, for the year ended December 31, 2008 increased $3.8 million or 16.4 percent, from $23.3 million for 2007. The Corporation’s net interest margin increased 44 basis points to 2.96 percent from 2.52 percent. From 2006 to 2007, net interest income on a tax equivalent basis decreased by $3.2 million, and the net interest margin decreased by 23 basis points.

The change in net interest income from 2007 to 2008 was primarily attributable to the reduction in short- term interest rates that occurred in 2008 coupled with a gradual steepening of the interest rate yield curve. Steps were taken during 2008 to improve the Corporation’s net interest margin by continuing to lower rates in concert with the decline in market benchmark rates, allowing a runoff of single service high rate deposits and more volatile municipal funding, thereby lowering the overall cost of funds without impairing the Corporation’s liquidity cash position. During the twelve months ended December 31, 2008, a 24 basis point decrease in the average yield on interest-earning assets was more than offset by a 90 basis point decrease in the average interest rates paid on interest-bearing liabilities.

For the year ended December 31, 2008, average interest-earning assets decreased by $8.8 million to $915.8 million, as compared with the year ended December 31, 2007. The 2008 change in average interest-earning asset volume was primarily due to decreased volumes of investment securities and lower short-term investments offset in part by increased loan volume which is consistent with the balance sheet strategies of changing and improving the mix of average earning assets. Increased average loan volume in 2008 was funded with cash flow from the investment portfolio. Average interest-bearing liabilities increased by $15.4 million as increases in lower costing borrowings were partially offset by declines in higher rate interest-bearing deposit accounts.

For the year ended December 31, 2007, average interest-earning assets decreased by $41.4 million to $924.5 million, as compared with the year ended December 31, 2006. The 2007 change in average interest-earning asset volume was primarily due to decreased volumes of investment securities which is consistent with the balance sheet strategies implemented by management in the first quarter of 2007, offset in part by increased loans which were funded in part with more expensive interest-bearing liabilities, principally higher rate time deposit products such as certificates of deposit and money market accounts.

The factors underlying the year-to-year changes in net interest income are reflected in the tables presented below and on page 28, each of which have been presented on a tax-equivalent basis (assuming a 34 percent tax rate). The table on page 31 (Average Statements of Condition with Interest and Average Rates). shows the Corporation’s consolidated average balance of assets, liabilities and stockholders’ equity, the amount of income produced from interest-earning assets and the amount of expense incurred from interest-bearing liabilities, and net interest income as a percentage of average interest-earning assets.

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

Analysis of Variance in Net Interest Income Due to Volume and Rates

	2008/2007 Increase (Decrease) Due to Change in:			2007/2006 Increase (Decrease) Due to Change in:
	Average Volume	Average Rate	Net Change	Average Volume	Average Rate	Net Change
	(Dollars in Thousands)
Interest-earning assets:
Investment securities:
Taxable	$(2,835)	$(364)	$(3,199)	$(2,258)	$234	$(2,024)
Non-Taxable	(1,577)	(74)	(1,651)	(1,007)	(184)	(1,191)
Loans, net of unearned discounts	4,807	(2,224)	2,583	1,170	358	1,528
Federal funds sold and securities purchased under agreements to resell	(294)	(197)	(491)	76	(19)	57
Restricted investment in bank stocks	145	(100)	45	(23)	65	42
Total interest-earning assets	246	(2,959)	(2,713)	(2,042)	454	(1,588)
Interest-bearing liabilities:`
Money market deposits	332	(3,431)	(3,099)	617	1,576	2,193
Savings deposits	(53)	(14)	(67)	(198)	(84)	(282)
Time deposits	(410)	(2,170)	(2,580)	(2,047)	929	(1,118)
Other interest-bearing deposits	(1,039)	(763)	(1,802)	1,423	614	2,037
Borrowings and subordinated debentures	2,654	(1,641)	1,013	(1,701)	527	(1,174)
Total interest-bearing liabilities	1,484	(8,019)	(6,535)	(1,906)	3,562	1,656
Change in net interest income	$(1,238)	$5,060	$3,822	$(136)	$(3,108)	$(3,244)

Interest income on a fully tax-equivalent basis for the year ended December 31, 2008 decreased by approximately $2.7 million or 5.0 percent as compared with the year ended December 31, 2007. This decrease was due primarily to a decline in rates due to the actions taken by the Federal Reserve to lower market interest rates coupled with a decline in balances of the Corporation’s investment securities portfolio. The Corporation’s loan portfolio increased on average $81.2 million to $622.5 million from $541.3 million in 2007, primarily driven by growth in commercial loans and commercial real estate.

The loan portfolio represented approximately 68.0 percent of the Corporation’s interest earning assets (on average) during the twelve-months of 2008 and 58.5 percent in 2007. Average investment securities decreased during 2008 by $84.3 million compared to 2007 as the decline in volume was used to fund loan growth and the decline in interest-bearing liabilities. The average yield on interest-earning assets decreased from 5.83 percent in 2007 to 5.59 percent in 2008. The volume of Federal Funds sold and securities purchased under agreement to resell also decreased by $8.0 million on average as compared with 2007. The average yield on such assets decreased to 2.78 percent as compared to 5.01 percent in 2007.

The increase in the volume of loans in 2008 primarily reflected increases in commercial and commercial real estate loans. The change in interest-bearing liabilities was principally in decreased levels of high yield interest-bearing deposits. The decrease in average yield on total interest-earning assets caused a decline in interest income of $2.9 million, as compared with a contribution of $0.2 million attributable to volume increases in certain interest-earning assets.

Interest income (fully tax-equivalent) decreased by $1.6 million from 2006 to 2007 primarily due to a reduction in the volume of investment securities offset in part by improved yield on certain components of earning assets. The increase in average yield on total interest-earning assets contributed $0.4 million to interest income as compared with a $2.0 million reduction attributed to volume decreases in certain interest-earning assets.

The Federal Open Market Committee (FOMC) reduced rates seven times during 2008, for a total of 400 basis points. This action by the FOMC allowed the Corporation to reduce liability costs throughout 2008.

Interest expense for the year ended December 31, 2008 was principally impacted by rate related factors. The rate related changes reflected decreased expense on all interest-bearing deposits and borrowings in 2008 coupled with a decline in average volume of savings deposits, time deposits and other interest bearing deposits offset in part by an increase in borrowings during 2008. For the year ended December 31, 2008, interest expense decreased $6.5 million or 21.3 percent as compared with 2007. Steps were taken during the later part of 2007 to improve the Corporation’s net interest margin by allowing the runoff of certain high rate deposits and to position the Corporation’s cash position for further outflows during 2008. During 2008, the Corporation continued to lower rates in concert with the decline in market benchmark rates. The result was an improvement in the Corporation’s cost of funds and net interest margin. Average interest-bearing liabilities increased $15.4 million, primarily in money market deposits and in borrowings.

For the year ended December 31, 2007, interest expense increased $1.7 million or 5.7 percent as compared with 2006. Total interest-bearing liabilities decreased on average $26.5 million, primarily in savings deposits and borrowings.

The Corporation’s net interest spread on a tax-equivalent basis (i.e., the average yield on average interest-earning assets, calculated on a tax equivalent basis, minus the average rate paid on interest-bearing liabilities) increased 66 basis points to 2.58 percent in 2008 from 1.92 percent for the year ended December 31, 2007. The increase in 2008 reflected an expansion of spreads between yields earned on loans and investments and rates paid for supporting funds. During 2008, spreads improved due in part to monetary policy promulgated by the FOMC decreasing the target Federal Funds rate 400 basis points from 4.25 percent at December 31, 2007 to 0.25 percent at December 31, 2008 coupled with a steepening of the yield curve that occurred during 2008.

The net interest spread decreased 25 basis points in 2007 as compared with 2006, primarily as a result of a compression of spreads between yields earned on loans and investments and rates paid for supporting funds. During 2007, spreads narrowed due in part to the FOMC reducing rates three times during 2007 for a total of 100 basis points coupled with the resultant flattening and inversion of the yield curve that occurred during 2007.

The cost of total average interest-bearing liabilities decreased to 3.01 percent, a decrease of 90 basis points, for the year ended December 31, 2008, from 3.91 percent for the year ended December 31, 2007, which followed an increase of 33 basis points from 3.58 percent for the year ended December 31, 2006.

The contribution of non-interest-bearing sources (i.e., the differential between the average rate paid on all sources of funds and the average rate paid on interest-bearing sources) decreased to 37 basis points, a decrease of 18 basis points from 2007 to 2008. Comparing 2007 and 2006, there was an increase of 3 basis points to 55 basis points on average from 52 basis points on average during the year ended December 31, 2006.

The following table, “Average Statements of Condition with Interest and Average Rates”, presents for the years ended December 31, 2008, 2007 and 2006, the Corporation’s average assets, liabilities and stockholders’ equity. The Corporation’s net interest income, net interest spreads and net interest income as a percentage of interest-earnings assets (net interest margin) are also reflected.

AVERAGE STATEMENTS OF CONDITION WITH INTEREST AND AVERAGE RATES

	Years Ended December 31,
	2008			2007			2006
(Tax-Equivalent Basis)	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
	(Dollars in Thousands)
ASSETS
Interest-earning assets:
Investment securities:(1)
Taxable	$211,185	$10,529	4.99%	$267,884	$13,728	5.12%	$312,001	$15,752	5.05%
Non-taxable	67,890	3,876	5.71%	95,501	5,527	5.79%	112,831	6,718	5.95%
Loans, net of unearned income:(2)	622,533	36,110	5.80%	541,297	33,527	6.19%	522,352	31,999	6.13%
Federal funds sold and securities purchased under agreements to resell	4,047	113	2.79%	12,050	604	5.01%	10,539	547	5.19%
Restricted investment in bank stocks	10,104	594	5.88%	7,806	549	7.03%	8,167	507	6.21%
Total interest-earning assets	915,759	51,222	5.59%	924,538	53,935	5.83%	965,890	55,523	5.75%
Non-interest-earning assets:
Cash and due from banks	16,063			18,586			20,711
Bank owned life insurance	22,627			21,801			20,225
Intangible assets	17,158			17,259			17,378
Other assets	37,602			34,547			28,405
Allowance for loan losses	(5,681)			(5,002)			(4,932)
Total non-interest earning assets	87,769			87,191			81,787
Total assets	$1,003,528			$1,011,729			$1,047,677
LIABILITIES & STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Money market deposits	$150,373	$3,478	2.31%	$142,805	$6,577	4.61%	$126,502	$4,384	3.47%
Savings deposits	63,192	550	0.87%	69,289	617	0.89%	90,768	1,807	1.99%
Time deposits	178,761	6,252	3.50%	187,860	8,832	4.70%	232,803	9,950	4.27%
Other interest-bearing deposits	131,452	3,007	2.29%	173,123	4,809	2.78%	119,231	1,864	1.56%
Short-term and long-term borrowings	270,390	10,501	3.88%	205,681	9,384	4.56%	226,004	9,655	4.27%
Subordinated debentures	5,155	307	5.96%	5,155	411	7.97%	15,070	1,314	8.72%
Total interest-bearing liabilities	799,323	24,095	3.01%	783,913	30,630	3.91%	810,378	28,974	3.58%
Non-interest-bearing liabilities:
Demand deposits	114,400			127,107			135,761
Other non-interest-bearing deposits	368			385			1,470
Other liabilities	6,314			5,979			3,563
Total non-interest-bearing liabilities	121,082			133,471			140,794
Stockholders’ equity	83,123			94,345			96,505
Total liabilities and stockholders’ equity	$1,003,528			$1,011,729			$1,047,677
Net interest income (tax-equivalent basis)		$27,127			$23,305			$26,549
Net interest spread			2.58%			1.92%			2.17%
Net interest income as percent of earning assets (margin)			2.96%			2.52%			2.75%
Tax-equivalent adjustment(3)		(1,328)			(1,806)			(2,198)
Net interest income		$25,799			$21,499			$24,351

(1)	Average balances for available-for-sale securities are based on amortized cost.

(2)	Average balances for loans include loans on non-accrual status.

(3)	The tax-equivalent adjustment was computed based on a statutory Federal income tax rate of 34 percent.

Investment Portfolio

For the year ended December 31, 2008, the average volume of investment securities decreased by $84.3 million to approximately $279.1 million or 30.5 percent of average earning assets. At December 31, 2008, the total investment portfolio amounted to $242.7 million, a decrease of $71.5 million from December 31, 2007. The decrease in the average volume of investment securities is consistent with maintaining the balance sheet strategies the Corporation had previously outlined in seeking to reduce the size of its investment securities portfolio while increasing loans as a percentage of the earning-asset mix. The reduction was made in anticipation of providing cash flow for loan funding and forecasted liability outflows. At December 31, 2008, the principal components of the investment portfolio are U.S. Treasury and U.S. Government Agency Obligations, Federal Agency Obligations including Mortgage-backed securities, Obligations of U.S. states and political subdivision, corporate bonds and notes, and other debt and equity securities.

The Corporation’s investment portfolio also consists of overnight investments that were made into the Reserve Primary Fund (the “Fund”), a money market fund registered with the Securities and Exchange Commission as an investment company under the Investment Company Act of 1940. On September 22, 2008, the Fund announced that redemptions of shares of the Fund were suspended pursuant to an SEC order so that an orderly liquidation could be effected for the protection of the Fund’s investors. On September 29, 2008, the Fund announced a partial distribution (32% of the Fund assets) in cash to all investors pro rata in proportion to the number of shares each investor held as of the close of business on September 15, 2008, which has since been increased to approximately 50%. On October 31, 2008, the Corporation received a distribution from the Fund of approximately 50 percent of its outstanding balance. On December 3, 2008, the Corporation received a second distribution of approximately 57 percent of its outstanding balance. On February 20, 2009, the Corporation received a third distribution from the Fund of approximately 31 percent of its outstanding balance. The Fund announced that it has applied to participate in the United States Department of Treasury’s Temporary Money Market Fund Guarantee Program, participation in which is subject to approval of the Treasury Department. While the Corporation expects to recover substantially all of its current holdings in the Fund, the Corporation cannot predict when this will occur and cannot be certain as to the precise extent of the recovery.

The volume related factors during the twelve-month period ended December 31, 2008 decreased revenue by $4.4 million, while rate related changes resulted in a decrease in revenue of $0.4 million from December 31, 2007. The tax-equivalent yield on investments decreased by 14 basis point to 5.16 percent from a yield of 5.30 percent during the year ended December 31, 2007. The reductions in the investment portfolio were made to reduce exposure to particular sectors of the portfolio while continuing to provide cash flow for loan funding and forecasted liability outflows. The yield on the portfolio slightly declined as compared to 2007 due primarily to sales as well as the impact that the lower interest rate environment had on higher yielding securities that had either matured, were prepaid, or were called. Improvement in yield has been limited by reinvesting opportunities. Cash flow from the securities was subsequently used primarily to fund loan growth.

During the third quarter of 2008, the Corporation recorded a $1.2 million other than temporary impairment charge on a Lehman Brothers corporate bond as a result of Lehman Brothers’ September bankruptcy filing. The Corporation deemed it prudent to mark the security down to what the Corporation believes it would receive from the bankruptcy proceedings as opposed to an attempted sale into an illiquid market. During the fourth quarter, the Corporation took an additional impairment charge of $100,000 on the same bond. The Corporation has filed its claims in connection with the Lehman bankruptcy and received notification that Lehman will be afforded a longer time for liquidation than originally announced in order to maximize value returns on the sold assets. Management will continue to monitor the liquidation process, re-test values during that period and adjust carrying value accordingly if it should see any change in the current information.

During 2008, the Corporation recorded $461,000 of other than temporary impairment charges relating to three equity holdings in bank stocks. These equities were written down to fair market value at the time of evaluation.

Securities available-for-sale is a part of the Corporation’s interest rate risk management strategy and may be sold in response to changes in interest rates, changes in prepayment risk, liquidity management and other factors. During 2008, the reduction in the securities portfolio of $71.5 million primarily funded increases in loan volume. The Corporation continues to reposition the investment portfolio as part of an overall corporate-wide strategy to produce reasonable and consistent margins where feasible, while attempting to limit risks inherent in the Corporation’s balance sheet. On November 16, 2007, the Corporation transferred $113.4 million in securities classified as held-to-maturity to its available for sale portfolio resulting in a $459,000 change in unrealized loss and $272,000 net of tax adjustment to other comprehensive income. At December 31, 2007, as a result of this action in the fourth quarter of 2007, the entire securities portfolio was available for sale. During 2006, approximately $188.0 million in securities were sold from the Corporation’s available-for-sale portfolio, a portion of which funded increases in loan volume and a portion of which reduced the volume of short-term borrowings related to the repositioning of the Corporation’s balance sheet in March of 2006. At that time, the Corporation sold from its available for sale portfolio, as part of the restructuring, $86.3 million of available-for-sale securities, which were yielding less than 4 percent. The sale resulted in an after-tax charge of approximately $2.4 million. The proceeds from the sale of securities were utilized to reduce the Corporation’s short-term borrowings and wholesale funding sources by $85.0 million. As a result of this de-leveraging, short-term borrowings were reduced to $98.5 million at March 23, 2006. The Corporation’s sales from its available-for-sale portfolio were made in the ordinary course of business.

At December 31, 2008, the net unrealized loss carried as a component of accumulated other comprehensive income and included in stockholders’ equity, net of tax, amounted to a net unrealized loss of $6.5 million as compared with a net unrealized loss of $5.4 million at December 31, 2007, resulting from changes in market conditions and interest rates at period-end December 31, 2008. As a result of the inactive condition of the markets amidst the financial crisis, the Corporation elected to treat certain securities under a permissible alternate valuation approach at December 31, 2008. For additional information regarding the Corporation’s investment portfolio, see Note 4 and Note 18 of the Notes to the Consolidated Financial Statements.

The following table illustrates the maturity distribution and weighted average yield on a tax-equivalent basis for investment securities at December 31, 2008, on a contractual maturity basis.

	U.S. Treasury & Agency Securities	Federal Agency Obligations	Obligations of U.S. States & Political Subdivisions	Other Debt and Equity Securities	Total
	(Dollars in Thousands)
Due in 1 year or less
Amortized Cost	$100	$—	$—	$17,247	$17,347
Market Value	100	—	—	16,590	16,690
Weighted Average Yield	0.23%	—	—	1.68%	1.67%
Due after one year through five years
Amortized Cost	$—	$3,465	$14,335	$5,245	$23,045
Market Value	—	3,538	14,473	5,061	23,072
Weighted Average Yield	—	4.16%	5.02%	5.44%	4.99%
Due after five years through ten years
Amortized Cost	$—	$46,752	$20,832	$40,810	$108,394
Market Value	—	46,991	21,033	38,254	106,278
Weighted Average Yield	—	4.44%	5.61%	4.87%	4.83%
Due after ten years
Amortized Cost	$—	$31,702	$16,759	$56,099	$104,560
Market Value	—	32,268	16,588	47,818	96,674
Weighted Average Yield	—	4.72%	6.50%	5.57%	5.46%
Total
Amortized Cost	$100	$81,919	$51,926	$119,401	$253,346
Market Value	100	82,797	52,094	107,723	242,714
Weighted Average Yield	0.23%	4.54%	5.73%	4.76%	4.89%

For information regarding the carrying value of the investment portfolio, see Note 4 and Note 18 of the Notes to the Consolidated Financial Statements.

The securities listed in the table above are either rated investment grade by Moody’s and/or Standard and Poor’s or have shadow credit ratings from a credit agency supporting investment grade and conform to the Corporation’s investment policy guidelines. There were no municipal securities of any single issuer exceeding 10 percent of stockholders’ equity at the end of 2008.

The following table sets forth the carrying value of the Corporation’s investment securities, both available-for- sale and held-to-maturity, as of December 31 for each of the last three years.

	2008	2007	2006
	(Dollars in Thousands)
Securities Available-for-Sale:
U.S. Treasury & Agency Securities	$100	$101	$100
Federal Agency Obligations	82,797	108,991	103,649
Obligations of U.S. States and political subdivisions	52,094	83,337	27,656
Other debt securities	91,133	113,946	97,839
Other equity securities	16,590	7,819	21,359
Total Investment Securities Available-for-Sale	$242,714	$314,194	$250,603

Securities Held-to-Maturity:
U.S. Treasury & Agency Securities	$-	$-	$511
Federal Agency Obligations	-	-	30,056
Obligations of U.S. States and political subdivisions	-	-	58,780
Other debt securities	-	-	41,783
Total Investment Securities Held-to-Maturity	$-	$-	$131,130
Total Investment Securities	$242,714	$314,194	$381,733

For other information regarding the Corporation’s investment securities portfolio, see Note 4 and Note 18 of the Notes to the Consolidated Financial Statements.

Loan Portfolio

Lending is one of the Corporation’s primary business activities. The Corporation’s loan portfolio consists of both retail and commercial loans, serving the diverse customer base in its market area. The composition of the Corporation’s loan portfolio continues to change due to the local economy. Factors such as the economic climate, interest rates, real estate values and employment all contribute to these changes. Loan growth has been generated through business development efforts and entry into new markets.

At December 31, 2008, total loans amounted to $676.2 million, an increase of 22.6 percent or $124.5 million as compared to December 31, 2007. The increase in interest income on loans for the twelve months ended December 31, 2008 was the result of the increase in volume during 2008, offset in part by a lower interest rate environment as compared with 2007. Even though the Corporation continues to be challenged with heightened competition for lending relationships that exists within its market, strong growth has been achieved through continued persistence and sales efforts to build customer relationships while maintaining high asset quality and underwriting standards. The FOMC decreased the target Federal Funds Rate seven times during 2008 to 0.25 percent from 4.25 percent at December 31, 2007. Average loan growth during the year ended December 31, 2007 occurred primarily in the commercial related categories of the loan portfolio.

Total average loan volume increased $81.2 million or 15.0 percent in 2008, while the portfolio yield decreased by 39 basis points as compared with 2007. The increased total average loan volume was due primarily to increased customer activity, new lending relationships and new markets. The volume related factors during the period, contributed increased revenue of $4.8 million, while the rate related changes decreased revenue by $2.2 million. Total average loan volume increased to $622.5 million with a net interest yield of 5.80 percent, as compared to $541.3 million with a yield of 6.19 percent for the year ended December 31, 2007. The Corporation seeks to create growth in commercial lending by offering products and competitive pricing and by capitalizing on new relationships in its market area. Products are offered to meet the financial requirements of the Corporation’s clients. It is the objective of the Corporation’s credit policies to diversify the commercial loan portfolio to limit concentrations in any single industry.

The following table presents information regarding the components of the Corporation’s loan portfolio on the dates indicated.

	December 31,
	2008	2007	2006	2005	2004
	(Dollars in Thousands)

Real estate - residential mortgage	$240,885	$266,251	$269,486	$261,028	$221,893
Real estate - commercial mortgage	358,394	219,356	206,044	164,841	119,352
Commercial and industrial	75,415	65,493	74,179	79,006	30,929
Installment	1,509	569	705	951	5,130
Total	676,203	551,669	550,414	505,826	377,304
Less:
Allowance for loan losses	6,254	5,163	4,960	4,937	3,781
Net total	$669,949	$546,506	$545,454	$500,889	$373,523

Over the past five years, demand for the Bank’s commercial loan, commercial real estate and real estate mortgage products has increased.

The increase in commercial loans in 2008 was a result of the expansion of the Corporation’s customer base which provided access to new markets, aggressive business development and marketing programs coupled with positive market trends for the Corporation. While certain sectors of the markets, such as consumer real estate products, lagged as market conditions changed during most of 2007, the Corporation experienced a marked increase in its lending sales efforts during 2008 as it continued to benefit from the Corporation’s loyal customer base.

Average commercial loans, which include commercial real estate and construction, increased to $366.0 million or by approximately $90.1 million or 32.7 percent in 2008 as compared with 2007. The Corporation seeks to create growth in the commercial lending sector by offering competitive products and pricing and by capitalizing on new relationships in its market area. Over the last several years, the expansion of the Bank’s marketplace has aided in this growth. Products are offered to meet the financial requirements of the Corporation’s clients. It is an objective of the Corporation’s credit policies to diversify the commercial loan portfolio to limit concentrations in any single industry.

The Corporation’s commercial loan portfolio includes, in addition to real estate development, loans to manufacturing, automobile, professional and retail trade sectors, and to specialized borrowers, such as operators of private educational facilities for example. A large proportion of the Corporation’s commercial loans have interest rates which reprice with changes in short-term market interest rates or mature in one year or less.

Average commercial real estate loans, which amounted to $211.3 million in 2008, increased $74.5 million or 54.5 percent as compared with average commercial real estate loans of $136.8 million in 2007 (which reflected a 6.0 percent increase over 2006). The Corporation’s long-term mortgage portfolio includes both residential and commercial financing. Growth during the past two years largely reflected brisk activity in new lending activity and mortgage financing. The interest rates on a portion of the Corporation’s commercial mortgages adjust to changes in indices such as the 5 and 10-year Treasury Notes, and the Federal Home Loan Bank of New York 5 and 10-year advance rate. Interest rate changes usually occur at each five-year anniversary of the loan.

The average volume of residential mortgage loans, including home equity loans, in 2008 declined $9.0 million or 3.4% as compared to 2007. The decline in average volume was attributable to the slowdown in the housing market in 2008 and, to some extent, the origination and sale of loans carrying certain unusual terms and conditions that the Corporation did not want to retain in its portfolio, such as forty year term and interest only loans. During 2008, residential loan growth was affected by refinancing activity, competition among lenders and lower interest rates. Fixed rate residential and home equity loans have recently become a popular choice among homeowners, either through refinancing or new loans, as consumers wish to lock in historic low fixed rates.

 Average construction loans and other temporary mortgage financing decreased from 2007 to 2008 by $6.3 million to $48.0 million. The average volume of such loans decreased by $1.9 million from 2006 to 2007. The change in construction and other temporary mortgage lending in 2008 was generated by a slowdown in market activity of the Corporation’s customers, several of whom engage in residential and commercial development throughout New Jersey. Interest rates on such mortgages are generally tied to key short-term market interest rates. Funds are typically advanced to the builder or developer during various stages of construction and upon completion of the project. It is contemplated that the loans will be repaid by cash flows derived from sales within the project or, where appropriate, conversion to permanent financing.

Loans to individuals include personal loans, student loans, and home improvement loans, as well as financing for automobiles and other vehicles. Such loans averaged $973,000 in 2008, as compared with $881,000 in 2007 and $927,000 million in 2006. The increase in loans to individuals during 2008 was due in part to increases in volumes of new personal loans (single-pay).

Home equity loans, inclusive of home equity lines, as well as traditional secondary mortgage loans, have become popular with consumers due to their tax advantages over other forms of consumer borrowing. Home equity loans and secondary mortgages averaged $109.6 million in 2008, a decrease of $1.8 million or 1.6 percent as compared to an average of $111.4 million in 2007 and $102.4 million in 2006. Interest rates on floating rate home equity lines are generally tied to the prime rate while most other loans to individuals, including fixed rate home equity loans, are medium-term (ranging between one-to-ten years) and carry fixed interest rates. The slight decrease in home equity loans outstanding during 2008 was due in part to the recent slowdown in the housing market and lower consumer spending. The floating rate home equity lines became more attractive during 2008 as consumers took advantage of historical low interest rates or opted to take advantage of converting these loan balances into fixed rate loan products.

At December 31, 2008, the Corporation had total lending commitments outstanding of $171.1million, of which approximately 60.3 percent were for commercial loans, commercial real estate loans and construction loans.

The maturities of loans at December 31, 2008 are listed below.

	At December 31, 2008, Maturing
	In One Year Or Less	After One Year Through Five Years	After Five Years	Total
	(Dollars in Thousands)

Construction loans	$41,882	$201	$—	$42,083
Commercial real estate loans	17,455	156,922	82,054	256,431
Commercial loans	79,798	35,624	19,853	135,275
All other loans	38,471	24,352	179,591	242,414
Total	$177,606	$217,099	$281,498	$676,203
Loans with:
Fixed rates	146,302	149,229	40,694	336,225
Variable rates	31,304	67,870	240,804	339,978
Total	$177,606	$217,099	$281,498	$676,203

For additional information regarding loans, see Note 5 of the Notes to the Consolidated Financial Statements.

Allowance for Loan Losses and Related Provision

The purpose of the allowance for loan losses (“allowance”) is to absorb the impact of possible losses inherent in the loan portfolio. Additions to the allowance are made through provisions charged against current operations and through recoveries made on loans previously charged-off. The allowance for loan losses is maintained at an amount considered adequate by management to provide for potential credit losses based upon a periodic evaluation of the risk characteristics of the loan portfolio. In establishing an appropriate allowance, an assessment of the individual borrowers, a determination of the value of the underlying collateral, a review of historical loss experience and an analysis of the levels and trends of loan categories, delinquencies and problem loans are considered. Such factors as the level and trend of interest rates and current economic conditions and peer group statistics are also reviewed. At year-end 2008, the level of the allowance was $6,254,000 as compared to a level of $5,163,000 at December 31, 2007. The Corporation made loan provisions of $1,561,000 in 2008 compared with $350,000 in 2007 and $57,000 in 2006. The level of the allowance during the respective annual periods of 2008 and 2007 reflects the change in average volume, credit quality within the loan portfolio, the loan volume recorded during the periods and the Corporation’s focus on the changing composition of the commercial and residential real estate loan portfolios.

At December 31, 2008, the allowance for loan losses amounted to 0.92 percent of total loans. In management’s view, the level of the allowance at December 31, 2008, is adequate to cover losses inherent in the loan portfolio. Management’s judgment regarding the adequacy of the allowance constitutes a “Forward Looking Statement” under the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from management’s analysis, based principally upon the factors considered by management in establishing the allowance.

Although management uses the best information available, the level of the allowance for loan losses remains an estimate, which is subject to significant judgment and short-term change. Various regulatory agencies, as an integral part of their examination process, periodically review the Corporation’s allowance for loan losses. Such agencies may require the Corporation to increase the allowance based on their analysis of information available to them at the time of their examination. Furthermore, the majority of the Corporation’s loans are secured by real estate in the State of New Jersey. Future adjustments to the allowance may be necessary due to economic factors impacting New Jersey real estate and further deterioration of the economic climate as well as operating, regulatory and other conditions beyond the Corporation’s control. The allowance for loan losses as a percentage of total loans amounted to 0.92 percent, 0.94 percent and 0.90 percent at December 31, 2008, 2007 and 2006, respectively.

Net charge-offs were $470,000 in 2008, $147,000 in 2007 and $34,000 in 2006. During 2008, the Corporation experienced an increase in charge-offs as compared to 2007, principally related to the write-down on a residential condominium construction project prior to its transfer into other real estate owned during the fourth quarter of 2008.

Five-Year Statistical Allowance for Loan Losses

The following table reflects the relationship of loan volume, the provision and allowance for loan losses and net charge-offs (recoveries) for the past five years.

	Years Ended December 31,
	2008	2007	2006	2005	2004
	(Dollars in Thousands)

Average loans outstanding	$622,533	$541,297	$522,352	$454,372	$365,104
Total loans at end of period	$676,203	$551,669	$550,414	$505,826	$377,304
Analysis of the Allowance for Loan Losses
Balance at the beginning of year	$5,163	$4,960	$4,937	$3,781	$3,002
Charge-offs:
Commercial	50	45	—	49	—
Residential	414	80	—	—	—
Installment loans	35	31	79	33	11
Total charge-offs	499	156	79	82	11
Recoveries:
Commercial	10	2	19	—	—
Installment loans	19	7	26	28	38
Total recoveries	29	9	45	28	38
Net charge-offs (recoveries)	470	147	34	54	(27)
Addition of Red Oak Bank’s allowance – May 20, 2005	—	—	—	1,210	—
Provision for loan losses	1,561	350	57	—	752
Balance at end of year	$6,254	$5,163	$4,960	$4,937	$3,781
Ratio of net charge-offs during the year to average loans outstanding during the year	0.08%	0.03%	0.01%	0.01%	N/M
Allowance for loan losses as a percentage of total loans at end of year	0.92%	0.94%	0.90%	0.98%	1.00%

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

The table below shows, for three types of loans, the amounts of the allowance allocable to such loans and the percentage of such loans to total loans. The percentage of loans to total loans is based upon the classification of loans shown on page 35 of this report.

	Commercial		Real Estate Residential Mortgage		Installment		Unallocated
	Amount of Allowance	Loans to Total Loans %	Amount of Allowance	Loans to Total Loans %	Amount of Allowance	Loans to Total Loans %	Amount of Allowance	Total
	(Dollars in Thousands)

2008	$5,473	64.2	$651	35.6	$60	0.2	$70	$6,254
2007	$4,167	51.6	$727	48.3	$49	0.1	$220	$5,163
2006	$3,972	50.9	$707	49.0	$45	0.1	$236	$4,960
2005	$3,453	48.2	$594	51.6	$55	0.2	$835	$4,937
2004	$2,561	39.8	$744	58.8	$8	1.4	$468	$3,781

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

It is generally the Corporation’s policy to discontinue interest accruals once a loan is past due as to interest or principal payments for a period of ninety days. When a loan is placed on non-accrual status, interest accruals cease and uncollected accrued interest is reversed and charged against current income. Payments received on non-accrual loans are applied against principal. A loan may only be restored to an accruing basis when it again becomes well secured and in the process of collection or all past due amounts have been collected and a satisfactory period of ongoing repayment exists. Accruing loans past due 90 days or more are generally well secured and in the process of collection.

Non-Performing and Past Due Loans and OREO

Non-performing loans include non-accrual loans, accruing loans which are contractually past due 90 days or more and troubled debt restructuring. Non-accrual loans represent loans on which interest accruals have been suspended. It is the Corporation’s general policy to consider the charge-off of loans when they become contractually past due ninety days or more as to interest or principal payments or when other internal or external factors indicate that collection of principal or interest is doubtful. Troubled debt restructurings represent loans on which a concession was granted to a borrower, such as a reduction in interest rate, which is lower than the current market rate for new debt with similar risks. At December 31, 2008, the Corporation had approximately $3.9 million in OREO, as compared with approximately $501,000 at December 31, 2007 and zero at December 31, 2006. The OREO at December 31, 2008 consisted of one residential condominium construction project in Union County, New Jersey. At December 31, 2007, OREO consisted of two residential properties, both of which were sold during 2008 for a loss of $26,000. The Corporation continues to aggressively pursue the sale of other real estate owned.

The following table sets forth, as of the dates indicated, the amount of the Corporation’s non-accrual loans, accruing loans past due 90 days or more, troubled debt restructuring and OREO.

	At December 31,
	2008	2007	2006	2005	2004
	(Dollars in Thousands)

Non-accrual loans	$541	$3,907	$475	$387	$—
Accruing loans past due 90 days or more	139	—	225	179	—
Troubled debt restructuring	93	—	—	—	—
Total non-performing loans	773	3,907	700	566	—
OREO	3,949	501	—	—	—
Total non-performing assets	$4,722	$4,408	$700	$566	$—

The decrease in non-accrual loans of $3.4 million in 2008 was primarily attributable to the repayment during the first quarter of 2008 of principal of $2.5 million and interest of $83,000 on one commercial mortgage. In 2006, non-accrual loans increased $88,000 from $387,000 reported at December 31, 2005, which were comprised of two business loans and three consumer loans. The $93,000 carried as a troubled debt restructuring represents the total modified amount required to be paid by two different one-to-four family residential developers. Each of these borrowers are expected to make monthly payments of principal without interest. These loans are secured by real estate.

       Accruing loans which are contractually past due 90 days or more as to principal or interest payments are as follows:

	December 31,
	2008	2007	2006	2005	2004
	(Dollars in Thousands)

Commercial	$—	$—	$225	$179	$—
Residential	139	—	—	—	—
Installment	—	—	—	—	—
Total accruing loans 90 days or more past due	$139	$—	$225	$179	$—

Other known “potential problem loans” (as defined by SEC regulations) as of December 31, 2008 have been identified and internally risk rated as other assets especially mentioned or substandard. Such loans amounted to $9,401,000, $5,776,000 and $1,389,000 at December 31, 2008, 2007 and 2006, respectively. The Corporation has no foreign loans. The change in internally risk rated assets at December 31, 2008 was attributable to one $4.7 million commercial construction project in Essex County, New Jersey, which was downgraded during the fourth quarter of 2008. The asset is currently performing and is secured by real estate. As of December 31, 2008, there was no impairment related to this loan. The Corporation is currently further evaluating whether a loss will be recognized in 2009 related to this project.

At December 31, 2008, other than the loans set forth above, the Corporation is not aware of any loans which present serious doubts as to the ability of its borrowers to comply with present loan repayment terms and which are expected to fall into one of the categories set forth in the tables or description above.

In general, it is the policy of management to consider the charge-off of loans at the point that they become past due in excess of 90 days, with the exception of loans that are secured by cash or marketable securities or mortgage loans, which are in the process of foreclosure.

With respect to concentrations of credit within the Corporation’s portfolio of credits at December 31, 2008, $31.8 million of the commercial loan portfolio or 7.3 percent of $433.8 million, represented outstanding working capital loans to various real estate developers. All but $9.3 million of these loans are secured by mortgages on land and on buildings under construction.

For additional information regarding risk elements in the Corporation’s loan portfolio, see Note 5 of the Notes to Consolidated Financial Statements.

Other Income

The following table presents the principal categories of non-interest income for each of the years in the three-year period ended December 31, 2008.

	Years Ended December 31,
	2008	2007	% Change	2007	2006	% Change
	(Dollars in Thousands)

Service charges, commissions and fees	$2,015	$1,824	10.47	$1,824	$1,759	3.70
Annuity & insurance commissions	112	298	(62.42)	298	205	45.37
Bank owned life insurance	1,203	893	34.71	893	780	14.49
Net securities gains (losses)	(1,106)	900	(222.89)	900	(2,565)	135.09
Other	420	457	(8.10)	457	454	0.66
Total other income	$2,644	$4,372	(39.52)	$4,372	$633	590.68

For the year ended December 31, 2008, total other income decreased $1.7 million as compared to 2007, primarily as a result of net securities losses and impairment charges in 2008 as compared to net securities gains in 2007. Excluding net securities gains and losses in the respective periods, the Corporation recorded other income of $3.8 million in the year ended December 31, 2008, compared to $3.5 million in 2007, an increase of 8.0%. This increase was primarily attributable to the recognition of $230,000 in tax-free proceeds in excess of contract value on the Corporation’s BOLI due to the death of one insured participant. Additionally, the Corporation recognized higher service charges, commissions and fees and higher earnings from the appreciation in the cash surrender value of the Corporation’s BOLI investment, partially offset by a decline in commissions from sales of mutual funds and annuities.

During 2008, the Corporation recorded net securities losses of $1.1 million compared to net securities gains of $900,000 in 2007 and net losses of $2.6 million recorded in 2006. In 2008, total other than temporary impairment charges of $1.8 million were partially offset by net gains on securities sold of $0.7 million. These impairment charges consisted of a $1.3 million charge relating to a Lehman Brothers corporate bond and $461,000 of write downs relating to three equity holdings in bank stocks. In 2008 and 2007, the sales of securities were made in the normal course of business and proceeds were primarily reinvested into the loan portfolio and used to reduce short-term borrowings. The sales in 2006 were made as part of the Corporation’s decision to reposition its statement of condition to improve the Corporation’s interest rate profile as the proceeds from the sales were used principally to reduce borrowings.

Other Expense

Total other expense includes salary and employee benefits, net occupancy expense, premises and equipment expense, professional and consulting expense, stationery and printing expense, marketing and advertising expense, computer expense and other operating expense. Other operating expense includes such expenses as telephone, insurance, audit, bank correspondent fees and the amortization of core deposit intangibles.

The following table presents the principal categories of other expense for each of the years in the three-year period ended December 31, 2008.

	Year Ended December 31,
	2008	2007	% Change	2007	2006	% Change
	(Dollars in Thousands)

Salaries and employee benefits	$8,505	$11,436	(25.63)	$11,436	$12,290	(6.95)
Occupancy, net	3,279	2,843	15.34	2,843	2,309	23.13
Premises and equipment	1,436	1,777	(19.19)	1,777	1,940	(8.40)
Professional and consulting	703	2,139	(67.13)	2,139	1,179	81.42
Stationery and printing	397	465	(14.62)	465	692	(32.80)
Marketing and advertising	637	603	5.64	603	731	(17.51)
Computer expense	834	614	35.83	614	741	(17.14)
Other	3,682	4,721	(22.01)	4,721	4,476	5.47
Total other expense	$19,473	$24,598	(20.84)	$24,598	$24,358	0.99

Total other expense decreased $5.1 million, or 20.8 percent, in 2008 from 2007 as compared with an increase of $240,000, or 0.99 percent, from 2006 to 2007. The level of operating expenses during 2008 decreased in several expense categories, with the largest decrease occurring in salaries and benefit expense. Expenses increased in 2007 from 2006 primarily due to an increase of $960,000 involving professional and consulting expenses that were mostly related to the legal, professional and consulting fees associated with the termination of the Beacon Trust acquisition and the 2007 annual meeting and proxy contest.

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

Prudent management of operating expenses has and will continue to be a key objective of management in an effort to improve earnings performance. The Corporation’s ratio of other expenses to average assets decreased to 1.94 percent in 2008 compared to 2.43 percent in 2007 and 2.32 percent in 2006.

Salaries and employee benefits decreased $2.9 million or 25.6 percent in 2008 compared to 2007 and decreased $854,000 or 6.9 percent from 2006 to 2007. The decrease in 2008 was primarily attributable to reductions in staff, pension curtailment and elimination of certain benefit plans. Full-time equivalent staffing levels were 160 at December 31, 2008 compared to 172 at December 31, 2007 and 214 at December 31, 2006. During the third quarter of 2008, the Corporation recognized a $272,000 benefit relating to the lump-sum payment and termination of the directors retirement plan. During the fourth quarter of 2008, the Corporation recognized a $483,000 benefit relating to a lump-sum payment and termination of the benefit equalization plan. These benefits represented the difference between the actuarial present value of the lump-sum payment and the accrued liability previously recorded on the Corporation’s balance sheet. The decrease in 2007 was primarily attributable to the reduction in workforce completed during the year. On August 9, 2007, the Corporation announced that as part of its ongoing effort to reduce operating expense, it had frozen its defined benefit pension plan and that it redesigned its 401(k) savings plan, effective September 30, 2007. The changes were consistent with cost reduction strategies and a shift in the focus of future savings of retirement benefits toward the more predictable cost structure of a 401(k) plan and away from the legacy costs of a defined benefit pension plan. The changes included stopping the accrual of future benefits in the Corporation’s defined benefit pension plan, and fully preserving all retirement benefits that employees will have earned as of September 30, 2007; and redesigning its 401(k) plan by granting current pension plan participants an annual company-funded matching contribution of as much as 6 percent of their pay, which is an increase from the existing 3 percent match. As a result, the Corporation recorded a one-time pre-tax benefit related to these pension plan changes of approximately $1.2 million in the third quarter of 2007, reflecting the curtailment of the defined benefit plan. For the twelve months ended December 31, 2007, the plan changes resulted in retirement-related expense savings of $1.2 million.

Salaries and employee benefits accounted for 43.7 percent of total non-interest expense in 2008, as compared to 46.5 percent and 50.5 percent in 2007 and 2006, respectively.

In 2008, the Corporation moved ahead on previously announced strategic outsourcing agreements, to aid in the realization of its goal to reduce operating overhead and shrink the infrastructure of the Corporation. The cost reduction plans resulted in the reduction of workforce by 12 staff positions, which in turn resulted in a one-time pre-tax charge of $145,000 in the second quarter of 2008 for severance and termination benefits. In March 2007, the Corporation reduced its overall staffing level by approximately 10 percent through attrition, layoffs and voluntary resignations, and took a one-time, pre-tax charge of approximately $140,000 in the first quarter of 2007 and $1.6 million in the third quarter of 2007 related to termination benefits.

Occupancy and bank premises and equipment expense for the year ended December 31, 2008 increased $95,000, or 2.1 percent, over 2007. The increase in occupancy and bank premises and equipment expense in 2008 was due primarily to a $200,000 charge taken during the fourth quarter of 2008 relating to the termination of the Corporation’s lease obligation to build a branch in Cranford, New Jersey. This increase was partially offset by lower operating costs (utilities, rent, real estate taxes, general repair and maintenance) of the Corporation’s facilities, due in part to the closure of the Corporation’s Red Oak office and sale of its Florham Park office. Rental payments associated with the Corporation’s Florham Park location ceased upon the sale of the location in 2008. The Florham Park office had been reclassified as held for sale real estate and included in other assets at December 31, 2007. The increase in such expenses of $371,000, or 8.7 percent, in 2007 over 2006 was attributable to increased operating costs.

Stationery and printing expenses for 2008 decreased $68,000, or 14.6 percent, compared to 2007, due primarily to better cost containment measures of stationery and printing materials. The decrease in such expenses of $227,000 or 32.8 percent in 2007 from 2006 was reflective of a decline in marketing and advertising printing materials.

Marketing and advertising expenses for the year ended December 31, 2008 increased $34,000, or 5.6 percent, over the comparable twelve-month period in 2007. The increase in 2008 as compared with 2007 was primarily due to increased spending in media and advertising awareness. These expenses decreased $128,000 or 17.5 percent in 2007 when compared with 2006 levels.

The increase of $220,000 in computer expense during 2008 was due to a increase in fees paid to the Corporation's outsourced information technology service provider. This previously announced strategic outsourcing agreement has significantly improved operating efficiencies and reduced overhead, primarily in salaries and benefits. The decrease of $127,000 in computer expense during 2007 was due to a decrease in fees for ADP payroll and other technology related services.

Other expenses decreased in 2008 by approximately $1.0 million or 22.0 percent compared to 2007. Lower operating expenses for the year resulted primarily from a decrease in other general and administrative expenses as well as OREO expense, the charge-off of the Beacon Trust transaction in 2007 and certain specific customer-related expenses. Other expense items which decreased during the period included director fees and telephone expense offset in part by an increase in FDIC insurance. During 2008, the Corporation completed its outsourcing with Atlantic Central Bankers Bank Banking and Infrastructure and Technology Services, Inc. and the migration of its telecommunications lines to their service platform. Amortization of core deposit intangibles accounted for $95,000 and $108,000 of other expense for the years 2008 and 2007, respectively.

Provision for Income Taxes

The Corporation recorded income tax expense of $1.6 million in 2008 as compared to a tax benefit of $2.9 million in 2007 and a $3.3 million tax benefit in 2006. The recorded tax benefits in 2007 and 2006 resulted largely from a change in the Corporation’s business entity structure, which led to the recognition of a $1.3 million tax benefit in 2007 and a $1.4 million tax benefit in 2006. These tax benefits were attributable to a plan of liquidation adopted by the Corporation for its REIT subsidiary, which was completed on November 30, 2007. As a result of the further liquidation of certain other subsidiaries relating to the business entity restructuring, the Corporation began to provide income tax expense in 2008. The effective tax rates for the Corporation for the years ended December 31, 2008, 2007 and 2006 were 21.1 percent, (317.8) percent and (585.1) percent, respectively. The Corporation adjusts its expected annual tax rate on a quarterly basis based on the current projections of non-deductible expenses, tax-exempt interest income, increase in the cash surrender value of bank owned life insurance and pre-tax net earnings.

Tax-exempt interest income on a fully tax equivalent basis decreased by $1.7 million, or 29.9 percent, from 2007 to 2008, and decreased by $1.2 million, or 17.7 percent, from 2006 to 2007. The Corporation recorded income related to the cash surrender value of bank owned life insurance as a component of other income in the amount of $1,203,000, $893,000 and $780,000 for 2008, 2007 and 2006, respectively.

Recent Accounting Pronouncements

Note 2 of the Notes to Consolidated Financial Statements discusses new accounting policies recently issued or proposed but not yet required to be adopted. To the extent the adoption of new accounting standards materially affects financial condition, results of operations, or liquidity, the impacts are discussed in the applicable sections of the financial review and notes to the consolidated financial statements.

FSP EITF 99-20-1

In January 2009, the FASB issued FSP EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20” (FSP EITF 99-20-1). FSP EITF 99-20-1 amends the impairment guidance in EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets”, to achieve a more consistent determination of whether an other-than-temporary impairment has occurred. FSP EITF 99-20-1 also retains and emphasizes the objective of an other-than-temporary impairment assessment and the related disclosure requirements in SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, and other related guidance. FSP EITF 99-20-1 is effective for interim and annual reporting periods ending after December 15, 2008, and shall be applied prospectively. Retrospective application to a prior interim or annual reporting period is not permitted. The adoption of FSP EITF 99-20-1 did not have a material impact on the Corporation’s consolidated financial statements.

International Financial Reporting Standards

In November 2008, the SEC released a proposed roadmap regarding the potential use by U.S. issuers of financial statements prepared in accordance with International Financial Reporting Standards (IFRS). IFRS is a comprehensive series of accounting standards published by the International Accounting Standards Board (“IASB”). Under the proposed roadmap, the Company may be required to prepare financial statements in accordance with IFRS as early as 2014. The SEC will make a determination in 2011 regarding the mandatory adoption of IFRS. The Company is currently assessing the impact that this potential change would have on its consolidated financial statements, and it will continue to monitor the development of the potential implementation of IFRS.

FSP FAS 132(R)-1

In December 2008, the FASB issued FSP FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets”. This FSP amends SFAS 132(R), “Employers’ Disclosures about Pensions and Other Postretirement Benefits”, to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The disclosures about plan assets required by this FSP shall be provided for fiscal years ending after December 15, 2009. The Corporation is currently reviewing the effect this new pronouncement will have on its consolidated financial statements.

EITF 08-6

In November 2008, the FASB ratified Emerging Issues Task Force (EITF) Issue No. 08-6, “Equity Method Investment Accounting Considerations”. EITF 08-6 clarifies the accounting for certain transactions and impairment considerations involving equity method investments. EITF 08-6 is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. The Corporation is currently reviewing the effect this new pronouncement will have on its consolidated financial statements.

EITF 08-7

In November 2008, the FASB ratified Emerging Issues Task Force Issue No. 08-7, “Accounting for Defensive Intangible Assets”. EITF 08-7 clarifies the accounting for certain separately identifiable intangible assets which an acquirer does not intend to actively use but intends to hold to prevent its competitors from obtaining access to them. EITF 08-7 requires an acquirer in a business combination to account for a defensive intangible asset as a separate unit of accounting which should be amortized to expense over the period the asset diminishes in value. EITF 08-7 is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. This new pronouncement will impact the Corporation’s accounting for any defensive intangible assets acquired in a business combination completed beginning January 1, 2009.

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

FSP 133-1 and FIN 45-4

In September 2008, the FASB issued FSP 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161” (FSP 133-1 and FIN 45-4). FSP 133-1 and FIN 45-4 amend and enhance disclosure requirements for sellers of credit derivatives and financial guarantees. It also clarifies that the disclosure requirements of SFAS No. 161 are effective for quarterly periods beginning after November 15, 2008, and fiscal years that include those periods. FSP 133-1 and FIN 45-4 are effective for reporting periods (annual or interim) ending after November 15, 2008. The adoption of this standard did not have a material impact on the Corporation’s consolidated financial statements.

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

SFAS No. 160

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. SFAS 160’s objective is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008. The Corporation does not expect the implementation of SFAS 160 to have a material impact on its consolidated financial statements.

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

FSP FAS 140-3

In February 2008, the FASB issued a FASB Staff Position (FSP) FAS 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions.” This FSP addresses the issue of whether or not these transactions should be viewed as two separate transactions or as one “linked” transaction. The FSP includes a “rebuttable presumption” that presumes linkage of the two transactions unless the presumption can be overcome by meeting certain criteria. The FSP will be effective for fiscal years beginning after November 15, 2008 and will apply only to original transfers made after that date; early adoption will not be allowed. The Corporation is currently evaluating the potential impact the new pronouncement will have on its consolidated financial statements.

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

At December 31, 2008, the Corporation reflects a negative interest sensitivity gap (or an interest sensitivity ratio of 0.69:1.00) at the cumulative one-year position. Based on management’s perception that interest rates will continue to be volatile, projected increased levels of prepayments on the earning-asset portfolio and current level of interest rates, emphasis has been, and is expected to continue to be, placed on interest-sensitivity matching with the objective of continuing to stabilize the net interest spread and margin during 2009. However, no assurance can be given that this objective will be met.

The following table depicts the Corporation’s interest rate sensitivity position at December 31, 2008:

	Expected Maturity/Principal Repayment December 31,
	Average Interest Rate	Year End 2009	Year End 2010	Year End 2011	Year End 2012	Year End 2013	2014 and Thereafter	Total Balance	Estimated Fair Value
	(Dollars in Thousands)

INTEREST-EARNING ASSETS:
Loans, net	5.97%	$268,327	$118,290	$73,603	$56,446	$77,452	$75,831	$669,949	$673,976
Investments	4.93%	92,051	30,524	27,961	20,796	12,990	58,392	242,714	242,714
Total interest-earning assets		$360,378	$148,814	$101,564	$77,242	$90,442	$134,223	$912,663	$916,690
INTEREST-BEARING LIABILITIES:
Time certificates of deposit of $100 or greater	2.76%	$98,049	$1,211	$903	$330	$—	$—	$100,493	$101,502
Time certificates of deposit of less than $100	3.41%	113,769	4,186	1,922	361	163	—	120,401	121,610
Other interest-bearing deposits	1.60%	260,197	—	—	—	22,265	42,862	325,324	325,635
Subordinated debentures	6.32%	5,155	—	—	—	—	—	5,155	4,875
Securities sold under agreements to repurchase and Fed Funds Purchased	3.07%	45,143	—	12,000	—	—	41,000	98,143	108,271
Term borrowings	4.09%	—	40,297	10,000	—	5,000	115,000	170,297	187,873
Total interest-bearing liabilities		$522,313	$45,694	$24,825	$691	$27,428	$198,862	$819,813	$849,766
Cumulative interest-earning assets		360,378	509,192	610,756	687,998	778,440	912,663	912,663
Cumulative interest-bearing liabilities		522,313	568,007	592,832	593,523	620,951	819,813	819,813
Rate sensitivity gap		(161,935)	103,120	76,739	76,551	63,014	(64,639)	92,850
Cumulative rate sensitivity gap		$(161,935)	$(58,815)	$17,924	$94,475	$157,489	$92,850	$92,850
Cumulative gap ratio		0.69%	0.90%	1.03%	1.16%	1.25%	1.11%	1.11%

Estimates of Fair Value

The estimation of fair value is significant to a number of the Corporation’s assets, including loans held for sale, and available for sale investment securities. These are all recorded at either fair value or the lower of cost or fair value. Fair values are volatile and may be influenced by a number of factors. Circumstances that could cause estimates of the fair value of certain assets and liabilities to change include a change in prepayment speeds, expected cash flows, credit quality, discount rates, or market interest rates. Fair values for most available for sale investment securities are based on quoted market prices. If quoted market prices are not available, fair values are based on judgments regarding future expected loss experience, current economic condition risk characteristics of various financial instruments, and other factors. See Note 18 of the Notes to Consolidated Financial Statements for additional discussion.

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

Liquidity is measured and monitored for the Corporation’s bank subsidiary, Union Center National Bank (the “Bank”). The Corporation reviews its net short-term mismatch. This measures the ability of the Corporation to meet obligations should access to Bank dividends be constrained. At December 31, 2008, the Parent Corporation had $2.2 million in cash and short-term investments compared to $2.2 million at December 31, 2007. Expenses at the Parent Corporation are moderate and management believes that the Parent Corporation has adequate liquidity to fund its obligations.

Certain provisions of long-term debt agreements, primarily subordinated debt, prevent the Corporation from creating liens on, disposing of or issuing voting stock of subsidiaries. As of December 31, 2008, the Corporation was in compliance with all covenants and provisions of these agreements.

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

Anticipated cash-flows at December 31, 2008, projected to December 31, 2009, indicates that the Bank’s liquidity should remain strong, with an approximate projection of $281.2 million in anticipated cash flows over the next twelve months. This projection represents a forward-looking statement under the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from this projection depending upon a number of factors, including the liquidity needs of the Bank’s customers, the availability of sources of liquidity and general economic conditions.

Deposits

Total deposits decreased to $659.5 million on December 31, 2008 from $699.0 million at December 31, 2007, a decrease of $39.5 million, or 5.7 percent.

Total non-interest-bearing deposits increased from $111.4 million at December 31, 2007 to $113.3 million at December 31, 2008, an increase of $1.9 million or 1.7 percent. Time, savings and interest-bearing transaction accounts decreased from $587.6 million on December 31, 2007 to $546.2 million at December 31, 2008, a decrease of $41.4 million or 7.1 percent. The decline in total deposits was primarily the result of a moderation in the yield curve due to recent FOMC actions and the Corporation’s decision to reduce its dependency on more rate sensitive high costing funds, which were subject to maturity and repricing in favor of lower costing wholesale funds available.

Certificates of deposits $100,000 and greater increased to 15.2 percent of total deposits at December 31, 2008 from 9.2 percent one year earlier. With the current turmoil in the financial markets, some of the Corporation’s depositors have become sensitive to obtaining full FDIC insurance for their time deposits. To accommodate its customers, the Corporation began offering Certificates of Deposit Account Registry Service (CDARS) in 2008. As a result of this offering and the temporary increase in insurance coverage by the FDIC to $250,000, the Corporation reported an additional $55.6 million of customer deposits as certificates of deposit greater than $100,000 at December 31, 2008.

At December 31, 2008, the Corporation had a total of $87.9 million with a weighted average rate of 2.52 percent in CDARS Reciprocal deposits. Based on the Bank’s participation in Promontory Interfinancial Network, LLC., customers who are FDIC insurance sensitive are able to place large dollar deposits with the Corporation and the Corporation uses CDARS to place those funds into certificates of deposit issued by other banks in the Network. This occurs in increments of less than the FDIC insurance limits so that both the principal and interest are eligible for complete FDIC protection. The FDIC currently considers these funds as brokered deposits. All brokered deposits are classified in time deposits. It became apparent during the latter half of 2008 that customers’ preference in seeking safety and more liquidity became paramount in light of the financial crisis, seeking full FDIC insured bank products as a safe haven.

The Corporation derives a significant proportion of its liquidity from its core deposit base. For the year ended December 31, 2008, core deposits, comprised of total demand deposits, savings and money market accounts, decreased by $110.3 million or 20.1 percent from December 31, 2007 to $430.3 million. At December 31, 2008, core deposits were 66.6 percent of total deposits compared to 78.6 percent at year-end 2007. Alternatively, the Corporation uses a more stringent calculation for the management of its liquidity positions internally which consists of total demand and savings accounts (excluding money market accounts greater than $100,000) and excludes time deposits as part of core deposits as a percentage of total deposits. This number represented 53.0 percent of total deposits at December 31, 2008 as compared with 51.2 percent at December 31, 2007. The Corporation expects its deposit gathering efforts to remain strong, supported in part by the recent actions by the FDIC in temporarily raising the deposit insurance limits. The Corporation is a participant in the FDIC’s Transaction Account Guarantee Program. Under this program, all non-interest bearing deposit transaction accounts are fully guaranteed by the FDIC, regardless of dollar amount, through December 31, 2009.

At December 31, 2008, the Corporation had $18.0 million in brokered deposits with a weighted average interest rate of 3.68 percent. These funds helped to supplement funding needs. The rates paid on these brokered deposits were comparable to the cost of advances from the FHLB with similar maturities.

Core Deposit Mix

The following table depicts the Corporation’s core deposit mix at December 31, 2008 and 2007.

	December 31,				Net Change Volume 2008 vs. 2007
	2008		2007
	Amount	Percentage	Amount	Percentage
	(Dollars in Thousands)

Demand Deposits	$113,319	32.4	$111,422	31.1	$1,897
Interest-Bearing Demand	139,349	39.9	155,406	43.4	(16,057)
Regular Savings	56,431	16.2	47,967	13.5	8,464
Money Market Deposits under $100	40,419	11.5	42,990	12.0	(2,571)
Total core deposits	$349,518	100.0	$357,785	100.0	$(8,267)
Total deposits	$659,537		$699,070		$(39,533)
Core deposits to total deposits	52.99%		51.18%

Short-Term Borrowings

Short-term borrowings can be used to satisfy daily funding needs. Balances in those accounts fluctuate on a day-to-day basis. The Corporation’s principal short-term funding sources are Federal funds purchased and securities sold under agreements to repurchase. Short-term borrowings, including Federal funds purchased and securities sold under agreements to repurchase, amounted to $45.1 million, a decrease of $4.5 million or 9.1 percent from year-end 2007.

The following table is a summary of short-term securities sold under repurchase agreements for each of the last three years.

	December 31,
	2008	2007	2006
	(Dollars in Thousands)
Short-term securities sold under repurchase agreements:
Average interest rate:
At year end	1.98%	3.85%	3.45%
For the year	2.39%	3.60%	2.97%
Average amount outstanding during the year:	$43,973	$33,683	$34,917
Maximum amount outstanding at any month end:	$52,992	$48,541	$49,003
Amount outstanding at year end:	$30,143	$48,541	$29,443

Long-Term Borrowings

Long-term borrowings consist of Federal Home Loan Bank of New York (“FHLB”) advances and securities sold under agreements to repurchase that have contractual maturities over one year. Long-term borrowings amounted to $223.3 million at December 31, 2008, an increase of $54.9 million or 32.6 percent from year-end 2007. During 2008, the Corporation secured approximately $55 million of longer term funding with a weighted average rate of 2.90 percent in an effort to support continued loan growth.

Cash Flows

The consolidated statements of cash flows present the changes in cash and cash equivalents from operating, investing and financing activities. During 2008, cash and cash equivalents (which decreased overall by $55.0 million) were used on a net basis by operating activities and investing activities and provided on a net basis by financing activities. Cash flows from investing activities, primarily due to a net decrease in securities, were partially offset by an increase in financing activities, primarily resulting from an increase in borrowings.

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

Contractual Obligations and other Commitments

The following table summarizes our contractual obligations at December 31, 2008 and the effect such obligations are expected to have on our liquidity and cash flows in future periods.

	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
	(Dollars in Thousands)
Contractual Obligations
Operating lease obligations	$8,299	$586	$1,198	$1,125	$5,390
Total contracted cost obligations	$8,299	$586	$1,198	$1,125	$5,390
Other Long-term Liabilities/Long-term Debt
Time Deposits	220,894	208,819	11,222	853	—
Federal Home Loan Bank advances and repurchase agreements	253,440	30,143	62,297	5,000	156,000
Subordinated debentures	5,155	5,155	—	—	—
Total Other Long-term Liabilities/Long-term Debt	$479,489	$244,117	$73,519	$5,853	$156,000
Other Commercial Commitments – Off Balance Sheet
Commitments under commercial loans and lines of credit	71,271	71,271	—	—	—
Home equity and other revolving lines of credit	61,886	61,886	—	—	—
Outstanding commercial mortgage loan commitments	31,831	30,230	1,601	—	—
Standby letters of credit	2,357	2,357	—	—	—
Performance letters of credit	13,745	13,745	—	—	—
Outstanding residential mortgage loan commitments	1,588	1,588	—	—	—
Overdraft protection lines	4,480	4,480	—	—	—
Other consumer	36	36	—	—	—
Total off balance sheet arrangements and contractual obligations	$187,194	$185,593	$1,601	$—	$—
Total contractual obligations and other commitments	$674,982	$430,296	$76,318	$6,978	$161,390

Stockholders’ Equity

Stockholders’ equity amounted to $81.7 million at December 31, 2008, a decrease of $3.6 million or 4.2 percent, as compared to year-end 2007. At December 31, 2007, stockholders’ equity totaled $85.3 million, a decrease of $12.3 million from December 31, 2006.

The Corporation’s dividend reinvestment and optional stock purchase plan coupled with option activity contributed $230,000 in new capital during 2008. Book value per share at year-end 2008 was $6.29 compared to $6.48 at year-end 2007. Tangible book value at year-end 2008 was $4.97 compared to $5.17 at year end 2007; see Item 6 for a reconciliation of this non-GAAP financial measure to book value. The decline in 2008 as compared to 2007 is primarily due to the reduction in capital as a result of the repurchase of shares and changes in other comprehensive income.

During the year of 2008, the Corporation purchased 193,083 shares of common stock at an average cost of $9.96 per share. At December 31, 2008, there were 652,868 shares available for repurchase under the Corporation’s stock buyback program. The repurchased shares were recorded as Treasury Stock, which resulted in a decrease in stockholders’ equity.

On January 12, 2009, the Corporation issued $10 million in nonvoting senior preferred stock to the U.S. Department of Treasury under the Capital Purchase Program. As part of the transaction, the Corporation also issued warrants to the Treasury to purchase 173,410 shares of common stock of the Corporation at an exercise price of $8.65 per share. As previously announced, the Corporation's voluntary participation in the Capital Purchase Program amounted to approximately 50 percent of what the Corporation had qualified for under the Treasury program. The Corporation believes that its participation in this program will strengthen its current well-capitalized position. The funding is intended to be used to support future loan growth. Until the third anniversary of the issuance of the preferred stock, the consent of the Treasury will be required for any stock repurchases unless the preferred stock has been redeemed fully or the United States Treasury has transferred the preferred stock to third parties.

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

Risk-Based Capital/Leverage

The Tier I leverage capital at December 31, 2008 (defined as tangible stockholders’ equity for common stock and Trust Preferred Capital Securities) amounted to $78.2 million or 7.71 percent of average total assets. At December 31, 2007, the Corporation’s Tier I leverage capital amounted to $79.1 million or 8.13 percent of total assets. Tier I capital excludes the effect of SFAS No. 115, which amounted to $6.5 million of net unrealized losses, after tax, on securities available-for-sale (reported as a component of accumulated other comprehensive income which is included in stockholders’ equity), and is reduced by goodwill and intangible assets of $17.1 million as of December 31, 2008. For information on goodwill and intangible assets, see Note 1 to the Consolidated Financial Statements.

United States bank regulators have issued guidelines establishing minimum capital standards related to the level of assets and off balance-sheet exposures adjusted for credit risk. Specifically, these guidelines categorize assets and off balance-sheet items into four risk-weightings and require banking institutions to maintain a minimum ratio of capital to risk-weighted assets. At December 31, 2008, the Corporation’s Tier I and total risk-based capital ratios were 10.20 percent and 11.02 percent, respectively. These ratios are well above the minimum guidelines of capital to risk-adjusted assets in effect as of December 31, 2008. For information on risk-based capital and regulatory guidelines for the Parent Corporation and its bank subsidiary, see Note 13 to the Consolidated Financial Statements.

The foregoing capital ratios are based in part on specific quantitative measures of assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by the bank regulators regarding capital components, risk weightings and other factors. As of December 31, 2008, management believes that each of the Bank and the Parent Corporation meet all capital adequacy requirements to which it is subject.

Subordinated Debentures

On December 19, 2003, Center Bancorp Statutory Trust II, a statutory business trust and wholly-owned subsidiary of Center Bancorp, Inc., issued $5.0 million of, MMCapS capital securities to investors due on January 23, 2034. The capital securities presently qualify as Tier I capital. The trust loaned the proceeds of this offering to the Corporation and received in exchange $5.2 million of the Parent Corporation’s subordinated debentures. The subordinate debentures are redeemable in whole or part, prior to maturity but after January 23, 2009. The floating interest rate on the subordinate debentures is three-month LIBOR plus 2.85 percent and reprices quarterly. The rate at December 31, 2008 was 6.31 percent.

The additional capital raised with respect to the issuance of the floating rate capital pass through securities was used to bolster the Corporation’s capital and for general corporate purposes, including capital contributions to Union Center National Bank. Additional information regarding the capital treatment of these securities is contained in Note 10 of the Notes to the Consolidated Financial Statements.

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

This “Looking Forward” description constitutes a forward-looking statement under the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from those projected in the Corporation’s forward-looking statements due to numerous known and unknown risks and uncertainties, including the factors referred to above, in Item 1A of this Annual Report on Form 10K and in other sections of this Annual Report on Form 10K.

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

Based on the results of the interest simulation model as of December 31, 2008, and assuming that management does not take action to alter the outcome, the Corporation would expect a decrease of 5.58 percent in net interest income if interest rates increased by 200 basis points from current rates in a gradual and parallel rate ramp over a twelve month period. As market rates declined to historic lows at December 31, 2008, the Corporation did not feel that modeling a down rate scenario was realistic in the current environment.

The declining rates and slight steepening of the yield curve during 2008 affected net interest margins. Based on management’s perception that interest rates will continue to be volatile, projected increased levels of prepayments on the earning-asset portfolio and the current level of interest rates, emphasis has been, and is expected to continue to be, placed on interest-sensitivity matching with the objective of stabilizing the net interest spread during 2008. However, no assurance can be given that this objective will be met.

Equity price risk

The Corporation is also exposed to equity price risk inherent in its portfolio of publicly traded equity securities, which had an estimated fair value of $0.7 million at December 31, 2008 and $1.7 million at December 31, 2007. The Corporation monitors its equity investments for impairment on a periodic basis. In the event that the carrying value of the equity investment exceeds its fair value, and the Corporation determines the decline in value to be other than temporary, the Corporation reduces the carrying value to its current fair value. During 2008, the Corporation recorded $461,000 of other than temporary impairment charges relating to three equity holdings in bank stocks. These equities were written down to fair value.

Item 8. Financial Statements and Supplementary Data

All Financial Statements:

The following financial statements are filed as part of this report under Item 8 — “Financial Statements and Supplementary Data.”

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Center Bancorp, Inc.:

We have audited the accompanying consolidated statements of condition of Center Bancorp, Inc. and subsidiaries (the “Corporation”) as of December 31, 2008 and 2007, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2008. Center Bancorp, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Center Bancorp, Inc. and subsidiaries as of December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Center Bancorp, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 13, 2009 expressed an unqualified opinion.

Beard Miller Company LLP
Reading, Pennsylvania
March 13, 2009

 CENTER BANCORP, INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CONDITION

	December 31,
	2008	2007
	(Dollars in Thousands)
ASSETS
Cash and due from banks	$15,031	$20,541
Federal funds sold and securities purchased under agreement to resell	—	49,490
Total cash and cash equivalents	15,031	70,031
Investment securities available-for-sale	242,714	314,194
Loans, net of unearned income	676,203	551,669
Less – Allowance for loan losses	6,254	5,163
Net loans	669,949	546,506
Restricted investment in bank stocks, at cost	10,230	8,467
Premises and equipment, net	18,488	17,419
Accrued interest receivable	4,154	4,535
Bank owned life insurance	22,938	22,261
Other real estate owned	3,949	501
Goodwill and other intangible assets	17,110	17,204
Other assets	18,730	16,527
Total assets	$1,023,293	$1,017,645

LIABILITIES
Deposits:
Non-interest-bearing	$113,319	$111,422
Interest-bearing:
Time deposits $100 and over	100,493	63,997
Interest-bearing transaction, savings and time deposits $100 and less	445,725	523,651
Total deposits	659,537	699,070
Short-term borrowings	45,143	49,664
Long-term borrowings	223,297	168,445
Subordinated debentures	5,155	5,155
Accounts payable and accrued liabilities	8,448	10,033
Total liabilities	941,580	932,367

STOCKHOLDERS’ EQUITY
Preferred Stock, no par value:
Authorized 5,000,000 shares; none issued	—	—
Common stock, no par value:
Authorized 20,000,000 shares; issued 15,190,984 shares at December 31, 2008 and 2007; outstanding 12,991,312 and 13,155,784 shares at December 31, 2008 and 2007, respectively	86,908	86,908
Additional paid-in capital	5,204	5,133
Retained earnings	16,309	15,161
Treasury stock, at cost (2,199,672 and 2,035,200 shares in 2008 and 2007, respectively)	(17,796)	(16,100)
Accumulated other comprehensive loss	(8,912)	(5,824)
Total stockholders’ equity	81,713	85,278
Total liabilities and stockholders’ equity	$1,023,293	$1,017,645

See the accompanying notes to the consolidated financial statements.

CENTER BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2008	2007	2006
	(Dollars in Thousands, Except Per Share Data)
Interest income:
Interest and fees on loans	$36,110	$33,527	$31,999
Interest and dividends on investment securities:
Taxable interest income	10,353	13,585	15,521
Non-taxable interest income	2,547	3,171	3,874
Dividends	771	1,242	1,384
Interest on federal funds sold and securities purchased under agreements to resell	113	604	547
Total interest income	49,894	52,129	53,325
Interest expense:
Interest on certificates of deposit $100 and over	2,411	3,964	4,930
Interest on other deposits	10,876	16,871	13,075
Interest on short-term borrowings	1,295	1,948	2,063
Interest on long-term borrowings	9,513	7,847	8,906
Total interest expense	24,095	30,630	28,974
Net interest income	25,799	21,499	24,351
Provision for loan losses	1,561	350	57
Net interest income, after provision for loan losses	24,238	21,149	24,294
Other income:
Service charges, commissions and fees	2,015	1,824	1,759
Annuity and insurance	112	298	205
Bank owned life insurance	1,203	893	780
Net securities gains (losses)	(1,106)	900	(2,565)
Other	420	457	454
Total other income	2,644	4,372	633
Other expense:
Salaries and employee benefits	8,505	11,436	12,290
Occupancy, net	3,279	2,843	2,309
Premises and equipment	1,436	1,777	1,940
Professional and consulting	703	2,139	1,179
Stationery and printing	397	465	692
Marketing and advertising	637	603	731
Computer expense	834	614	741
Other	3,682	4,721	4,476
Total other expense	19,473	24,598	24,358
Income before income tax expense (benefit)	7,409	923	569
Income tax expense (benefit)	1,567	(2,933)	(3,329)
Net income	$5,842	$3,856	$3,898
Earnings per share:
Basic	$0.45	$0.28	$0.28
Diluted	$0.45	$0.28	$0.28
Weighted average common shares outstanding:
Basic	13,048,518	13,780,504	13,959,684
Diluted	13,061,410	13,840,756	14,040,338

See the accompanying notes to the consolidated financial statements.

CENTER BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Years Ended December 31, 2008, 2007 and 2006
	Common Stock Amount	Additional Paid In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
			(In Thousands, Except Share Data)

Balance, December 31, 2005	$77,130	$3,787	$26,915	$(3,701)	$(4,642)	$99,489
Comprehensive income:
Net income			3,898			3,898
Other comprehensive income, net of taxes					2,047	2,047
Total comprehensive income						5,945
Cash dividends declared ($0.34 per share)			(4,808)			(4,808)
Issuance cost of common stock			(16)			(16)
Exercise of stock option (90,669 shares)		238		436		674
Net impact to initially apply SFAS No. 158, net of income tax of ($543)					(815)	(815)
Stock based compensation expense		160				160
Tax benefit related to stock based compensation		350				350
Treasury stock purchased (283,057 shares)				(3,366)		(3,366)
Balance, December 31, 2006	$77,130	$4,535	$25,989	$(6,631)	$(3,410)	$97,613
Comprehensive income:
Net income			3,856			3,856
Other comprehensive loss, net of taxes					(2,414)	(2,414)
Total comprehensive income						1,442
Cash dividends declared ($0.36 per share)			(4,885)			(4,885)
5 percent stock dividend	9,778		(9,778)			—
Issuance cost of common stock			(21)			(21)
Exercise of stock option (95,861 shares)		292		558		850
Stock based compensation expense		151				151
Tax benefit related to stock based compensation		155				155
Treasury stock purchased (850,527 shares)				(10,027)		(10,027)
Balance, December 31, 2007	$86,908	$5,133	$15,161	$(16,100)	$(5,824)	$85,278
Comprehensive income:
Net income			5,842			5,842
Other comprehensive loss, net of taxes					(3,088)	(3,088)
Total comprehensive income						2,754
Cash dividends declared ($0.36 per share)			(4,675)			(4,675)
Issuance cost of common stock			(19)			(19)
Restricted stock award (3,028 shares)				25		25
Exercise of stock option (25,583 shares)		21		203		224
Stock based compensation expense		128				128
Taxes related to stock based compensation		(78)				(78)
Treasury stock purchased (193,083 shares)				(1,924)		(1,924)
Balance, December 31, 2008	$86,908	$5,204	$16,309	$(17,796)	$(8,912)	$81,713

See the accompanying notes to the consolidated financial statements.

CENTER BANCORP, INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2008	2007	2006
	(Dollars in Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,842	$3,856	$3,898
Adjustments to Reconcile Net Income to Net Cash (Used In) Provided by Operating Activities:
Depreciation and amortization	1,832	1,700	1,852
Provision for loan losses	1,561	350	57
Provision (benefit) for deferred taxes	1,221	(4,939)	(5,280)
Stock-based compensation expense	128	151	160
Proceeds from restricted stock	25	—	—
Net losses (gains) on investment securities available-for-sale	1,106	(312)	2,660
Net gains on sale of investment securities held-to-maturity	—	(588)	(95)
Net loss on fixed assets	51	—	—
Net loss on sale of OREO	26	—	—
Decrease in accrued interest receivable	381	397	943
(Increase) decrease in other assets	(7,332)	(2,055)	1,041
Increase (decrease) in other liabilities	(4,432)	4,057	881
Life insurance death benefit	(230)	—	—
Increase in cash surrender value of bank owned life insurance	(973)	(893)	(780)
Amortization of premium and accretion of discount on investment securities, net	90	162	210
Net cash (used in) provided by operating activities	(704)	1,886	5,547
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of investment securities available-for-sale	52,702	186,371	220,415
Proceeds from maturities, calls and paydowns of securities held to maturity	—	9,206	10,793
Net redemptions (purchases) from restricted investment in bank stock	(1,763)	(662)	3,149
Proceeds from calls/sales of investment securities available-for-sale	330,808	56,331	188,018
Proceeds from calls/sales of investment securities held to maturity	—	10,312	517
Purchase of securities available-for-sale	(315,899)	(204,238)	(273,744)
Purchase of securities held to maturity	—	(2,000)	(2,000)
Net increase in loans	(125,004)	(1,402)	(44,622)
Purchases of premises and equipment	(2,882)	(182)	(2,218)
Proceeds from sales of premises and equipment	24	—	—
Proceeds from the sale of branch facility	2,414	—	—
Purchase of bank owned life insurance	—	—	(2,000)
Proceeds from life insurance death benefits	526	—	—
Proceeds from the sale of OREO	452	—	—
Net cash (used in) provided by investing activities	(58,622)	53,736	98,308
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in deposits	(39,533)	(27,701)	26,170
Net decrease in short-term borrowings	(4,521)	(8,325)	(13,102)
Proceeds from long-term borrowings	55,000	55,000	20,000
Payments on long-term borrowings	(148)	(35,000)	(94,427)
Redemption of subordinated debentures	—	—	(10,310)
Cash dividends	(4,675)	(4,885)	(4,808)
Issuance cost of common stock	(19)	(21)	(16)
Tax (expense) benefit from stock based compensation	(78)	155	350
Proceeds from exercise of stock options	224	850	674
Purchase of treasury stock	(1,924)	(10,027)	(3,366)
Net cash provided by (used in) financing activities	4,326	(29,954)	(78,835)
Net (decrease) increase in cash and cash equivalents	(55,000)	25,668	25,020
Cash and cash equivalents at beginning of year	70,031	44,363	19,343
Cash and cash equivalents at end of year	$15,031	$70,031	$44,363
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Noncash activities:
Trade date accounting settlement for investments	$3,514	$—	$8,083
Transfer of loans to real estate owned	$3,949	$—	$—
Reclassification of held-to-maturity investment securities to available-for-sale	$—	$113,413	$—
Reclassification of office building from premises to other assets	$—	$2,398	$—
Cash paid during year for:
Interest paid on deposits and borrowings	$23,615	$30,726	$28,594
Income taxes	$2,370	$515	$297

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

Business

The Parent Corporation is a financial services bank holding company whose principal activity is the ownership and management of Union Center National Bank as mentioned above. The Bank provides a full range of banking services to individual and corporate customers through branch locations in Union and Morris counties, New Jersey. Additionally, the Bank originates residential mortgage loans and services such loans for others. The Bank is subject to competition from other financial institutions and the regulations of certain federal and state agencies and undergoes periodic examinations by those regulatory authorities.

Basis of Financial Statement Presentation

The consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles.

Use of Estimates

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statement of condition and revenues and expenses for the reported periods. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, other-than-temporary impairment evaluation of securities, the evaluation of the impairment of goodwill and the valuation of deferred tax assets.

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

During the fourth quarter of 2007, the Corporation reclassified all of its held-to-maturity investment securities to available-for-sale. The transfer of these securities to available-for-sale will allow the Corporation greater flexibility in managing its investment portfolio. Investment securities with a total of $113.4 million and a fair value of $112.9 million were transferred to available-for-sale during the fourth quarter of 2007. The unrealized loss on these securities was recorded, net of tax, as accumulated other comprehensive income, an adjustment to stockholders’ equity. As a result, the Corporation will not classify any future purchases of investment securities as held-to-maturity for at least two years from the date of transfer.

CENTER BANCORP, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Summary of Significant Accounting Policies  – (continued)

Securities are evaluated on at least a quarterly basis, and more frequently when market conditions warrant such an evaluation, to determine whether a decline in their value is other-than-temporary. To determine whether a loss in value is other-than-temporary, management utilizes criteria such as the reasons underlying the decline, the magnitude and the duration of the decline and the intent and ability of the Corporation to retain its investment in the security for a period of time sufficient to allow for an anticipated recovery in the fair value. The term “other-than-temporary” is not intended to indicate that the decline is permanent, but indicates that the prospects for a near-term recovery of value is not necessarily favorable, or that there is a lack of evidence to support a realizable value equal to or greater than the carrying value of the investment. Once a decline in value is determined to be other-than-temporary, the value of the security is reduced to fair value and a corresponding charge to earnings is recognized. Impairment charges on certain investment securities of approximately $1.8 million were recognized during the year ended December 31, 2008. No impairment charge was recognized during the years ended December 31, 2007 and 2006.

Loans Held for Sale

Mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregated costs or estimated fair value. Gains and losses on sales of loans are also accounted for in accordance with SFAS No. 134 “Accounting for Mortgage Securities retained after Securitizations or Mortgage Loans Held for Sale by a Mortgage Banking Enterprise.” At December 31, 2008 and 2007, the Corporation held no loans for sale.

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

Allowance for Loan Losses

The allowance for loan losses (“allowance”) is maintained at a level determined adequate to provide for probable loan losses. The allowance is increased by provisions charged to operations and reduced by loan charge-offs, net of recoveries. The allowance is based on management’s evaluation of the loan portfolio considering economic conditions, the volume and nature of the loan portfolio, historical loan loss experience and individual credit situations.

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

Other Real Estate Owned

Other real estate owned (“OREO”), representing property acquired through foreclosure and held for sale, are initially recorded at fair value less cost to sell at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosures, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell. Costs relating to holding the assets are charged to expenses. During the second quarter of 2008, the Corporation recorded a $26,000 loss on the sale of two OREO properties which had a carrying value of $478,000. At December 31, 2008, the Corporation’s other real estate owned totaled $3.9 million and consisted of a residential condominium project in Union County, New Jersey.

Mortgage Servicing

The Corporation performs various servicing functions on loans owned by others. A fee, usually based on a percentage of the outstanding principal balance of the loan, is received for those services. At December 31, 2008 and 2007, the Corporation was servicing approximately $10.0 million and $12.1 million, respectively, of loans for others.

The Corporation accounts for its transfers and servicing of financial assets in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” The Corporation originates mortgages under plans to sell those loans and service the loans owned by the investor. The Corporation records mortgage servicing rights and the loans based on relative fair values at the date of sale. The balance of mortgage servicing rights at December 31, 2008 and 2007 are immaterial to the Corporation’s consolidated financial statements.

Employee Benefit Plans

The Corporation has a non-contributory pension plan covering all eligible employees up until September 30, 2007, at which time the Corporation froze its defined benefit pension plan. The Corporation’s policy is to fund at least the minimum contribution required by the Employee Retirement Income Security Act of 1974. The costs associated with the plan are accrued based on actuarial assumptions and included in other expense.

The Corporation follows the disclosure provisions of SFAS No. 132 “Employer’s Disclosures about Pensions and Other Post Retirement Benefits” which was revised in December 2004. SFAS No. 132, as revised by SFAS No. 132(R), required additional employers’ disclosures about pension and other post retirement benefit plans after December 31, 2004. Certain disclosures related to estimated future benefit payments are effective for fiscal years ended after June 15, 2005. Net pension expense consists of service costs, interest cost, return on pension assets and amortization of unrecognized initial net assets.

CENTER BANCORP, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Summary of Significant Accounting Policies  – (continued)

On August 9, 2007, the Corporation froze its defined benefit pension plan. As such, all future benefit accruals in this pension plan were discontinued and all retirement benefits that employees would have earned as of September 30, 2007 were preserved.

SFAS No. 158

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — An Amendment of FASB No. 87, 88, 106 and 132(R)” (“SFAS 158”). SFAS 158 requires that the funded status of defined benefit postretirement plans be recognized on the Corporation’s statement of condition and changes in the funded status be reflected in other comprehensive income, effective for fiscal years ended after December 15, 2006. SFAS 158 also requires companies to measure the funded status of the plan as of the date of its fiscal year-end, effective for fiscal years ending after December 15, 2008. Early adoption is encouraged. The Corporation had early adopted this statement and the adoption did not have a material effect on the Corporation’s consolidated financial statements.

Stock-Based Compensation

Effective January 1, 2006, the Corporation adopted the fair value recognition provisions of SFAS No. 123(R), “Share-Based Payment,” using the modified prospective transition method and therefore has not restated results for prior periods. Under this transition method, stock-based compensation expense for the twelve-months ended December 31, 2006 includes compensation expense for all stock-based compensation awards granted, but not yet vested, as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 “Accounting for Stock-Based Compensation”. The stock-based compensation expense for all stock-based compensation awards granted after that date is based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). The Corporation recognizes these expenses on a straight-line method over the requisite service period of the stock award, which is the vesting term. Prior to the adoption of SFAS No. 123(R), the Corporation recognized stock-based compensation expense in accordance with APB Opinion No. 25. Prior to the adoption of SFAS No. 123(R), the Corporation presented all tax benefits of deductions resulting from the exercise of stock options or the issuance of shares under other stock based compensation programs as operating cash flows in the statement of cash flows. SFAS No. 123 requires the cash flows resulting from the tax benefits of deductions in excess of the compensation cost be recognized for stock-based awards to be classified as financing cash flows. In March of 2005, the Securities and Exchange Commission (the “SEC”) issued a Staff Accounting Bulletin No. 107 (“SAB 107”) regarding the SEC’s interpretation of SFAS No. 123(R) and the valuation of share-based payments for public companies. The Corporation has applied the provisions of SAB 107 in its adoption of SFAS No. 123(R). SAB No. 110 amends and replaces Question 6 of Section D.2 of Topic 14, “Share-Based Payment,” of the Staff Accounting Bulletin series. SAB 110 allows public companies which do not have historically sufficient experience to provide a reasonable estimate to continue use of the “simplified” method for estimating the expected term of “plain vanilla” share option grants after December 31, 2007. SAB 110 is effective January 1, 2008. The adoption of SAB 110 did not have a material impact on the Corporation’s consolidated financial statements. See Note 16 of the Notes to Consolidated Financial Statements for a further discussion.

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

CENTER BANCORP, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Summary of Significant Accounting Policies  – (continued)

Earnings per common share have been computed based on the following:

	Years Ended December 31,
	2008	2007	2006
	(In Thousands, Except Per Share Amounts)

Net income	$5,842	$3,856	$3,898
Average number of common shares outstanding	13,049	13,781	13,960
Effect of dilutive options	12	60	80
Average number of common shares outstanding used to calculate diluted earnings per common share	13,061	13,841	14,040
Earnings per share:
Basic	$0.45	$0.28	$0.28
Diluted	$0.45	$0.28	$0.28

Treasury Stock

The Corporation announced on March 27, 2006 that its Board of Directors approved an increase in its then current share buyback program to 5 percent of outstanding shares, enhancing its then current authorization by 425,825 shares to 684,965 shares. The Corporation announced on October 1, 2007 that its Board of Directors approved an additional increase in its current share buyback program to 5 percent of outstanding shares, enhancing its current authorization by 684,627 shares. On June 26, 2008, the Corporation announced that its Board of Directors approved an additional buyback of 649,712 shares. The total buyback authorization has been increased to 2,039,731 shares. Subject to limitations applicable to the Corporation, purchases may be made from time to time as, in the opinion of management, market conditions warrant, in the open market or in privately negotiated transactions. Shares repurchased will be added to the corporate treasury and will be used for future stock dividends and other issuances. As of December 31, 2008, Center Bancorp had 13.0 million shares of common stock outstanding. As of December 31, 2008, the Corporation had purchased 1,386,863 common shares at an average cost per share of $11.44 under the stock buyback program as amended on October 1, 2007 and June 26, 2008. The repurchased shares were recorded as Treasury Stock, which resulted in a decrease in stockholders’ equity. Treasury stock is recorded using the cost method and accordingly is presented as a reduction of stockholders’ equity.

Goodwill

The Corporation adopted the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” which requires that goodwill be reported separate from other intangible assets in the Consolidated Statements of Condition and not be amortized but tested for impairment annually, or more frequently if impairment indicators arise for impairment. No impairment charge was deemed necessary for the years ended December 31, 2008 and 2007.

Comprehensive Income

Total comprehensive income includes all changes in equity during a period from transactions and other events and circumstances from non-owner sources. The Corporation’s other comprehensive income is comprised of unrealized holding gains and losses on securities available-for-sale and unrecognized actuarial gains and losses of the Corporation’s defined benefit pension plan, net of taxes.

Disclosure of comprehensive income for the years ended December 31, 2008, 2007 and 2006 is presented in the Consolidated Statements of Changes in Stockholders’ Equity and presented in detail in Note 14 of the Notes to Consolidated Financial Statements.

Bank Owned Life Insurance

During 2001, the Corporation invested $12.5 million in Bank Owned Life Insurance (“BOLI”) to help offset the rising cost of employee benefits, and made subsequent investments in 2004 of $2.5 million and in 2006 of $2.0 million. The change in the cash surrender value of the BOLI was recorded as a component of other income and amounted to $973,000, $893,000 and $780,000 in 2008, 2007 and 2006, respectively. During 2008, the Corporation recognized $230,000 in tax-free proceeds in excess of contract value on its BOLI due to the death of one insured participant.

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

Advertising Costs

The Corporation recognizes its marketing and advertising cost as incurred. Advertising costs were $637,000, $603,000 and $731,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

Reclassifications

Certain reclassifications have been made in the consolidated financial statements for 2007 and 2006 to conform to the classifications presented in 2008.

Note 2 — Recent Accounting Pronouncements

FSP EITF 99-20-1

In January 2009, the FASB issued FSP EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20” (FSP EITF 99-20-1). FSP EITF 99-20-1 amends the impairment guidance in EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets”, to achieve a more consistent determination of whether an other-than-temporary impairment has occurred. FSP EITF 99-20-1 also retains and emphasizes the objective of an other-than-temporary impairment assessment and the related disclosure requirements in SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, and other related guidance. FSP EITF 99-20-1 is effective for interim and annual reporting periods ending after December 15, 2008, and shall be applied prospectively. Retrospective application to a prior interim or annual reporting period is not permitted. The adoption of FSP EITF 99-20-1 did not have a material impact on the Corporation’s consolidated financial statements.

International Financial Reporting Standards

In November 2008, the SEC released a proposed roadmap regarding the potential use by U.S. issuers of financial statements prepared in accordance with International Financial Reporting Standards (IFRS). IFRS is a comprehensive series of accounting standards published by the International Accounting Standards Board (“IASB”). Under the proposed roadmap, the Company may be required to prepare financial statements in accordance with IFRS as early as 2014. The SEC will make a determination in 2011 regarding the mandatory adoption of IFRS. The Company is currently assessing the impact that this potential change would have on its consolidated financial statements, and it will continue to monitor the development of the potential implementation of IFRS.

FSP FAS 132(R)-1

In December 2008, the FASB issued FSP FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets”. This FSP amends SFAS 132(R), “Employers’ Disclosures about Pensions and Other Postretirement Benefits”, to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The disclosures about plan assets required by this FSP shall be provided for fiscal years ending after December 15, 2009. The Corporation is currently reviewing the effect this new pronouncement will have on its consolidated financial statements.

CENTER BANCORP, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 — Recent Accounting Pronouncements – (continued)

EITF 08-6

In November 2008, the FASB ratified Emerging Issues Task Force (EITF) Issue No. 08-6, “Equity Method Investment Accounting Considerations”. EITF 08-6 clarifies the accounting for certain transactions and impairment considerations involving equity method investments. EITF 08-6 is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. The Corporation is currently reviewing the effect this new pronouncement will have on its consolidated financial statements.

EITF 08-7

In November 2008, the FASB ratified Emerging Issues Task Force Issue No. 08-7, “Accounting for Defensive Intangible Assets”. EITF 08-7 clarifies the accounting for certain separately identifiable intangible assets which an acquirer does not intend to actively use but intends to hold to prevent its competitors from obtaining access to them. EITF 08-7 requires an acquirer in a business combination to account for a defensive intangible asset as a separate unit of accounting which should be amortized to expense over the period the asset diminishes in value. EITF 08-7 is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. This new pronouncement will impact the Corporation’s accounting for any defensive intangible assets acquired in a business combination completed beginning January 1, 2009.

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

FSP 133-1 and FIN 45-4

In September 2008, the FASB issued FSP 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161” (FSP 133-1 and FIN 45-4). FSP 133-1 and FIN 45-4 amend and enhance disclosure requirements for sellers of credit derivatives and financial guarantees. It also clarifies that the disclosure requirements of SFAS No. 161 are effective for quarterly periods beginning after November 15, 2008, and fiscal years that include those periods. FSP 133-1 and FIN 45-4 are effective for reporting periods (annual or interim) ending after November 15, 2008. The adoption of this standard did not have a material impact on the Corporation’s consolidated financial statements.

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

CENTER BANCORP, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 — Recent Accounting Pronouncements – (continued)

SFAS No. 160
In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. SFAS 160’s objective is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008. The Corporation does not expect the implementation of SFAS 160 to have a material impact on its consolidated financial statements.

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

FSP FAS 140-3

In February 2008, the FASB issued a FASB Staff Position (FSP) FAS 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions.” This FSP addresses the issue of whether or not these transactions should be viewed as two separate transactions or as one “linked” transaction. The FSP includes a “rebuttable presumption” that presumes linkage of the two transactions unless the presumption can be overcome by meeting certain criteria. The FSP will be effective for fiscal years beginning after November 15, 2008 and will apply only to original transfers made after that date; early adoption will not be allowed. The Corporation is currently evaluating the potential impact the new pronouncement will have on its consolidated financial statements.

Note 3 — Cash and Due from Banks

The subsidiary bank, Union Center National Bank, maintained cash balances reserved to meet regulatory requirements of the Federal Reserve Board of approximately $2,900,000 and $779,000 at December 31, 2008 and 2007, respectively.

CENTER BANCORP, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 — Investment Securities

The following tables present information related to the Corporation’s portfolio of securities available-for-sale at December 31, 2008 and 2007.

	December 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in Thousands)
Securities Available-for-Sale:
U.S. Treasury and Agency Securities	$100	$—	$—	$100
Federal Agency Obligations	81,919	1,087	(209)	82,797
Obligations of U.S. States and political subdivisions	51,926	436	(268)	52,094
Other debt securities	102,154	82	(11,103)	91,133
Equity securities	17,247	—	(657)	16,590
Total	$253,346	$1,605	$(12,237)	$242,714

	December 31, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in Thousands)
Securities Available-for-Sale:
U.S. Treasury and Agency Securities	$100	$1	$—	$101
Federal Agency Obligations	109,975	242	(1,226)	108,991
Obligations of U.S. States and political subdivisions	83,246	428	(337)	83,337
Other debt securities	120,859	224	(7,137)	113,946
Equity securities	7,973	462	(616)	7,819
Total	$322,153	$1,357	$(9,316)	$314,194

All of the Corporation’s investment securities are classified as available-for-sale at December 31, 2008 and 2007. The available-for-sale securities are reported at fair value with unrealized gains or losses included in equity, net of taxes. Accordingly, the carrying value of such securities reflects their fair value at the balance sheet date. Fair value is based upon either quoted market prices, or in certain cases where there is limited activity in the market for a particular instrument, assumptions are made to determine their fair value. See Note 18 of the Notes to Consolidated Financial Statements for a further discussion.

The following table presents information for investments in securities available-for-sale at December 31, 2008, based on scheduled maturities. Actual maturities can be expected to differ from scheduled maturities due to prepayment or early call options of the issuer.

	Available-for-Sale
	Amortized Cost	Estimated Fair Value
	(Dollars in Thousands)

Due in one year or less	$100	$100
Due after one year through five years	23,045	23,072
Due after five years through ten years	108,394	106,278
Due after ten years	104,560	96,674
Equity securities	17,247	16,590
Total	$253,346	$242,714

During 2008, securities sold from the Corporation’s available-for-sale portfolio amounted to approximately $330.8 million. The gross realized gains on securities sold amounted to approximately $818,000, while the gross realized losses amounted to approximately $163,000 in 2008. During 2008, the Corporation incurred a $1.3 million charge relating to a Lehman Brothers corporate bond and $461,000 of write downs relating to three equity holdings in bank stocks. Securities sold from the Corporation’s available-for-sale portfolio during 2007 amounted to $56.3 million with gross realized gains of $578,000 and gross realized losses of $266,000. Calls and sales from the Corporation’s held-to-maturity portfolio in 2007 resulted in a gain of $588,000 and the securities which had been sold from the held-to-maturity portfolio were sold in anticipation of imminent calls of the securities permissible in accordance with SFAS No. 115. Securities sold from the Corporation’s available-for-sale portfolio during 2006 amounted to $188.0 million with gross realized gains of $1.7 million and gross realized losses of $4.3 million.

CENTER BANCORP, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 — Investment Securities – (continued)

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

Temporarily Impaired Investments

Investments whose value is considered to be other-than-temporarily impaired are written down to fair value as a charge to realized losses. The cost basis of these written down investments is adjusted to fair value at the date the determination of impairment is made. The new cost basis is not adjusted for subsequent recoveries in value. During 2008, appropriate write-downs were recorded on any securities deemed to have met the definition of other-than-temporary impairment.

During the third quarter of 2008, the Corporation recognized a $1.2 million other than temporary impairment charge on a Lehman Brothers corporate bond as a result of Lehman Brothers’ September bankruptcy filing. The Corporation deemed it prudent to mark the security down to what the Corporation believes it would receive from the bankruptcy proceedings as opposed to an attempted sale into an illiquid market. During the fourth quarter, the Corporation took an additional impairment charge of $100,000 on the same bond. The Corporation has filed its claims under the Bankruptcy and received notification that Lehman will be afforded a longer time for liquidation than originally announced in order to maximize value returns on the sold assets. Management will continue to monitor the liquidation process, re-test values during that period and adjust carrying value accordingly if it should see any change in the current information.

During 2008, the Corporation recorded $461,000 of other than temporary impairment charges relating to three equity holdings in bank stocks. These equities were written down to fair value.

The Corporation’s investment portfolio also consists of overnight investments that were made into the Reserve Primary Fund (the “Fund”), a money market fund registered with the Securities and Exchange Commission as an investment company under the Investment Company Act of 1940. On September 22, 2008, the Fund announced that redemptions of shares of the Fund were suspended pursuant to an SEC order so that an orderly liquidation may be effected for the protection of the Fund’s investors. On September 29, 2008, the Fund announced a partial distribution (32% of the Fund assets) in cash to all investors pro rata in proportion to the number of shares each investor held as of the close of business on September 15, 2008, which has since been increased to approximately 50%. On October 31, 2008, the Corporation received a distribution from the Fund of approximately 50 percent of its then outstanding balance. On December 3, 2008, the Corporation received a second distribution of approximately 57 percent of its then outstanding balance. On February 20, 2009, the Corporation received a third distribution from the Fund of approximately 31 percent of its then outstanding balance. The Fund announced that it has applied to participate in the United States Department of Treasury’s Temporary Money Market Fund Guarantee Program, participation in which is subject to approval of the Treasury Department. While the Corporation expects to recover substantially all of its current holdings in the Fund, the Corporation cannot predict when this will occur and cannot be certain as to the extent of the recovery.

The Corporation does not believe that the unrealized losses, which were comprised of 92 investment securities, as of December 31, 2008, represent an other than temporary impairment. The gross unrealized losses associated with U.S. Treasury and Agency securities and Federal agency obligations, mortgage-backed securities, other taxable securities and tax-exempt securities are not considered to be other-than-temporary because their unrealized losses are related to changes in interest rates and do not affect the expected cash flows of the underlying collateral or issuer. The Corporation has the intent and ability to hold the investment securities for a period of time necessary to recover the amortized cost.

The Corporation reviews all securities for potential recognition of other-than-temporary impairment. The Corporation maintains a watch list for the identification and monitoring of securities experiencing problems that require a heightened level of review. This could include credit rating downgrades.

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

CENTER BANCORP, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 — Investment Securities – (continued)

The Corporation evaluates all securities with unrealized losses quarterly to determine whether the loss is other-than-temporary. Unrealized losses in the mortgage-backed securities category consist primarily of U.S. agency and private issue collateralized mortgage obligations. Unrealized losses in the corporate debt securities category consist of single name corporate trust preferred securities, pooled trust preferred securities and corporate debt securities issued by large financial institutions. The decline in fair value is due in large part to the lack of an active trading market for these securities, changes in market credit spreads and rating agency downgrades. For collateralized mortgage obligations, management reviewed expected cash flows and credit support to determine if it was probable that all principal and interest would be repaid. None of the corporate issuers have defaulted on interest payments. Management concluded that these securities were not other-than-temporarily impaired at December 31, 2008. The Corporation has the intent and ability to hold such securities until maturity or market price recovery. Future deterioration in the cash flow on collateralized mortgage obligations or the credit quality of these large financial institution issuers of corporate debt securities could result in impairment charges in the future.

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

The following tables indicates gross unrealized losses and fair value, aggregated by investment category and the length of time individual securities have been in a continuous unrealized loss position at December 31, 2008 and 2007:

	December 31, 2008
	Total		Less Than 12 Months		12 Months or Longer
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in Thousands)
Available-for-Sale:
Federal agency CMO’s	$16,118	$(209)	$2,477	$(1)	$13,641	$(208)
Corporate bonds	76,311	(11,103)	17,843	(1,556)	58,468	(9,547)
Municipal tax exempt obligations	9,542	(268)	8,740	(155)	802	(113)
Equity securities	500	(657)	—	—	500	(657)
Total temporarily impaired securities	$102,471	$(12,237)	$29,060	$(1,712)	$73,411	$(10,525)

	December 31, 2007
	Total		Less Than 12 Months		12 Months or Longer
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in Thousands)
Available-for-Sale:
U.S. agency obligations and direct obligations of US government	$11,832	$(137)	$—	$—	$11,832	$(137)
Federal agency CMO’s	59,210	(1,052)	—	—	59,210	(1,052)
Federal agency MBS’s	5,655	(37)	65	—	5,590	(37)
Corporate bonds	91,596	(7,137)	52,161	(6,392)	39,435	(745)
Municipal tax exempt obligations	31,377	(337)	9,002	(88)	22,375	(249)
Equity securities	1,370	(616)	1,370	(616)	—	—
Total temporarily impaired securities	$201,040	$(9,316)	$62,598	$(7,096)	$138,442	$(2,220)

Investment securities having a carrying value of approximately $149.8 million and $175.4 million at December 31, 2008 and 2007, respectively, were pledged to secure public deposits, short-term borrowings, and FHLB advances and for other purposes required or permitted by law.

Note 5 — Loans and the Allowance for Loan Losses

The following table sets forth the composition of the Corporation’s loan portfolio, net of deferred fees and costs, at December 31, 2008 and 2007, respectively:

	2008	2007
	(Dollars in Thousands)

Real estate – residential mortgage	$240,885	$266,251
Real estate – commercial	358,394	219,356
Commercial and industrial	75,415	65,493
Installment	1,509	569
Total	$676,203	$551,669

Included in the loan balances above are net deferred loan costs of $572,000 and $579,000 at December 31, 2008 and 2007, respectively.

At December 31, 2008 and 2007, loans to officers and directors aggregated approximately $3,893,000 and $2,083,000, respectively. During the year ended December 31, 2008, the Corporation made new loans to officers and directors in the amount of $2,840,000; payments by such persons during 2008 aggregated $1,030,000.

CENTER BANCORP, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 — Loans and the Allowance for Loan Losses – (continued)

Management is of the opinion that the above loans were made on the same terms and conditions as those prevailing for comparable transactions with non-related borrowers.

A summary of the activity in the allowance for loan losses is as follows:

	2008	2007	2006
	(Dollars in Thousands)

Balance at the beginning of year	$5,163	$4,960	$4,937
Provision for loan losses	1,561	350	57
Loans charged-off	(499)	(156)	(79)
Recoveries on loans previously charged-off	29	9	45
Balance at the end of year	$6,254	$5,163	$4,960

Total non-performing assets are comprised of the outstanding balances of accruing loans, which are 90 days, or more past due as to principal or interest payments, non-accrual loans and other real estate owned. Total non-performing assets at December 31, 2008, 2007 and 2006 were as follows:

	2008	2007	2006
	(Dollars in Thousands)

Non-accrual loans	$541	$3,907	$475
Loans past due in excess of 90 days and still accruing	139	—	225
Troubled debt restructuring	93	—	—
Total non-performing loans	773	3,907	700
Other real estate owned	3,949	501	—
Total non-performing assets	$4,722	$4,408	$700

The amount of interest income that would have been recorded on non-accrual loans in 2008, 2007 and 2006 had payments remained in accordance with the original contractual terms was $37,000, $160,000 and $28,000, respectively.

At December 31, 2008, total impaired loans were approximately $541,000 as compared to $3,827,000 at December 31, 2007. There were no reserves allocated to such loans in 2008 or 2007. The Corporation’s total average impaired loans were $525,000 during 2008, $1,548,000 during 2007, and $189,000 during 2006.

At December 31, 2008, there were no commitments to lend additional funds to borrowers whose loans were non-accrual or contractually past due in excess of 90 days and still accruing interest.

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

CENTER BANCORP, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 — Premises and Equipment

Premises and equipment are summarized as follows:
	Estimated Useful Life
	(Years)	2008	2007
		(Dollars in Thousands)

Land		$3,447	$3,447
Buildings	5-40	16,182	13,981
Furniture, fixtures and equipment	2-20	15,933	15,718
Leasehold improvements	5-30	1,735	2,177
Subtotal		37,297	35,323
Less accumulated depreciation and amortization		18,809	17,904
Total		$18,488	$17,419

Depreciation and amortization expense of premises and equipment for the three years ended December 31, 2008 amounted to $1,738,000 in 2008, $1,592,000 in 2007 and $1,732,000 in 2006, respectively

Note 7 — Goodwill and Other Intangible Assets

Goodwill

Goodwill allocated to the Corporation as of December 31, 2008 and 2007 was $16,804,000. There were no changes in the carrying amount of goodwill during the fiscal years ended December 31, 2008 and 2007.

The current year and estimated future amortization expense for amortized intangible assets was $94,000 for 2008 and $82,000, $69,000, $56,000, $44,000 and $31,000, respectively, for the subsequent five year period 2009, 2010, 2011, 2012 and 2013.

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Dollars in Thousands)
As of December 31, 2008:
Core deposits	$703	$(397)	$306
Total intangible assets	703	(397)	306
As of December 31, 2007:
Core deposits	703	(303)	400
Total intangible assets	703	(303)	400
As of December 31, 2006:
Core deposits	703	(195)	508
Other	5	(5)	0
Total intangible assets	$708	$(200)	$508

CENTER BANCORP, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 — Deposits

The table below provides information regarding the aggregate amount and maturity of time certificates of deposit of $100,000 or more as of December 31, 2008.

Amount
(Dollars in Thousands)

Due in 0 to 3 Months	$66,795
Due in 4 to 6 Months	18,070
Due in 7 to 12 Months	13,184
Due in 2010	1,211
Due in 2011	903
Due in 2012	330
Total	$100,493

Note 9 — Borrowed Funds

Short-term borrowings at December 31, 2008 and 2007 consisted of the following:

	2008	2007
	(Dollars in Thousands)

Securities sold under agreements to repurchase	$30,143	$48,541
Federal funds purchased and FHLB short-term advances	15,000	1,123
Total Short-Term Borrowings	$45,143	$49,664

The weighted average interest rate for short-term borrowings at December 31, 2008 and 2007 was 1.51 percent and 3.60 percent, respectively.

Long-term borrowings at December 31, 2008 and 2007 consisted of the following:

	2008	2007
	(Dollars in Thousands)

FHLB long-term advances	$170,297	$125,445
Securities sold under agreements to repurchase	53,000	43,000
Total Long-Term Borrowings	$223,297	$168,445

Securities sold under agreements to repurchase had average balances of $94.9 million and $88.0 million for the years ended December 31, 2008 and 2007, respectively. The maximum amount outstanding at any month end during 2008 and 2007 was $106.0 million and $107.3 million, respectively. The average interest rate paid on securities sold under agreements to repurchase were 3.70 percent and 4.23 percent for the years ended December 31, 2008 and 2007, respectively. Overnight federal funds purchased averaged $14.1 million during 2008 as compared to $12.9 million during 2007.

The weighted average interest rates on long term borrowings at December 31, 2008 and 2007 were 4.34 percent and 4.45 percent, respectively. The maximum amount outstanding at any month end during 2008 and 2007 was $223.3 million and $179.7 million, respectively. The average interest rates paid on Federal Home Loan Bank advances were 4.18 percent and 4.78 percent for the years ended December 31, 2008 and 2007, respectively.

CENTER BANCORP, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 — Borrowed Funds - (continued)

At December 31, 2008 and 2007, the advances from the Federal Home Loan Bank of New York (“FHLB”) amounted to $170.3 million and $126.60 million, respectively. The FHLB advances had a weighted average interest rate of 4.09 percent and 4.42 percent at December 31, 2008 and 2007, respectively. These advances are secured by pledges of FHLB stock, 1–4 family residential mortgages, commercial real estate mortgages and U.S. Government and Federal Agency obligations. The advances are subject to quarterly call provisions at the discretion of the FHLB and at December 31, 2008 and 2007, are contractually scheduled for repayment as follows:

	2008	2007
	(Dollars in Thousands)

2008	$—	$1,123
2010	40,297	40,445
2011	10,000	10,000
2013	5,000	—
2016	20,000	20,000
2017	55,000	55,000
2018	40,000	—
Total	$170,297	$126,568

The securities sold under repurchase agreements to other counterparties included in long-term debt totaled $53.0 million at December 31, 2008 and $43.0 million at December 31, 2007. The weighted average rate at December 31, 2008 and 2007 was 4.54 percent and 4.54 percent, respectively. The schedule for contractual repayment is as follows:

	2008	2007
	(Dollars in Thousands)

2011	$12,000	$12,000
2013	—	16,000
2015	10,000	—
2017	15,000	15,000
2018	16,000	—
Total	$53,000	$43,000

Note 10 — Subordinated Debentures

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

CENTER BANCORP, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10 — Subordinated Debentures - (continued)

The following table summarizes the mandatorily redeemable trust preferred securities of the Corporation’s Statutory Trust II at December 31, 2008.

Issuance Date	Securities Issued	Liquidation Value	Coupon Rate	Maturity	Redeemable by Issuer Beginning

12/19/03	$5,000,000	$1,000 per Capital Security	Floating 3-month LIBOR + 285 Basis Points	01/23/2034	01/23/2009

On December 18, 2006, the Corporation dissolved its Statutory Trust I, in connection with the redemption of $10.3 million of subordinated debentures.

Note 11 — Income Taxes

The current and deferred amounts of income tax expense (benefit) for the years ended December 31, 2008, 2007 and 2006, respectively, are as follows:

	2008	2007	2006
	(Dollars in Thousands)
Current:
Federal	$104	$1,693	$1,627
State	242	313	324
	346	2,006	1,951
Deferred:
Federal	1,184	(3,731)	(4,090)
State	37	(1,208)	(1,190)
	1,221	(4,939)	(5,280)
Income tax expense (benefit)	$1,567	$(2,933)	$(3,329)

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

Note 11 — Income Taxes - (continued)

Reconciliation between the amount of reported income tax expense and the amount computed by applying the statutory Federal income tax rate is as follows:

	2008	2007	2006
	(Dollars in Thousands)

Income before income tax expense	$7,409	$923	$569
Federal statutory rate	34%	34%	34%
Computed “expected” Federal income tax expense	2,519	314	193
State tax, net of Federal tax benefit	184	(591)	(572)
Bank owned life insurance	(409)	(313)	(265)
Tax-exempt interest and dividends	(798)	(1,080)	(1,332)
Internal entity reorganization of subsidiaries	—	(1,285)	(1,400)
Other, net	71	22	47
Income tax expense (benefit)	$1,567	$(2,933)	$(3,329)

The tax effects of temporary differences that give rise to significant portions of the deferred tax asset and deferred tax liability at December 31, 2008 and 2007 are presented below:

	2008	2007
	(Dollars in Thousands)
Deferred tax assets:
Impaired assets	$676	$—
Allowance for loan losses	2,314	1,740
Employee benefit plans	165	921
Unrealized loss on securities available-for-sale and tax benefits related to adoption of SFAS 158	5,800	3,335
Other	406	381
Federal NOL and AMT Credits	7,426	9,080
NJ NOL and AMA credits	2,152	2,272
Total deferred tax asset	$18,939	$17,729
Deferred tax liabilities:
Depreciation	$235	$289
Market discount accretion	108	41
Deferred loan costs, net of fees	581	546
Purchase accounting	130	180
Other	—	33
Total deferred tax liabilities	1,054	1,089
Net deferred tax asset	$17,885	$16,640

Based on the Corporation’s historical and current pre-tax earnings and the availability of net operating loss carry-backs on a Federal basis, management believes it is more likely than not that the Corporation will realize the benefit of the net deductible temporary differences existing at December 31, 2008 and 2007, respectively.

At December 31, 2008, the Corporation has federal income tax loss carryforwards of approximately $16.2 million, which have expirations beginning in the year 2020 and has state income tax loss carryforwards of approximately $32.6 million, which have expirations beginning in the year 2010.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependant upon the generation of future taxable income during periods in which those temporary differences become deductible, Management considers the scheduled reversal of deferred tax liabilities, the projected future taxable income, and tax planning strategies in making this assessment. During 2008 and 2007, based on the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, the Corporation believes the net deferred tax assets are more likely than not to be realized.

CENTER BANCORP, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11 — Income Taxes – (continued)

The Corporation's federal income tax returns are open and subject to examination from the 2005 tax return year and forward. The Corporation's state income tax returns are generally open from the 2005 and later tax return years based on individual state statute of limitations.

Note 12 — Commitments, Contingencies and Concentrations of Credit Risk

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

The following table provides a summary of financial instruments with off-balance sheet risk at December 31, 2008 and 2007:

	2008	2007
	(Dollars in Thousands)

Commitments under commercial loans and lines of credit	$71,271	$27,488
Home equity and other revolving lines of credit	61,886	71,810
Outstanding commercial mortgage loan commitments	31,831	70,110
Standby letters of credit	2,357	2,407
Performance letters of credit	13,745	12,977
Outstanding residential mortgage loan commitments	1,588	605
Overdraft protection lines	4,480	5,891
Other consumer	36	—
Total	$187,194	$191,288

Other expenses include rentals for premises and equipment of $1,092,000 in 2008, $1,004,000 in 2007 and $681,000 in 2006. At December 31, 2006, the Corporation was obligated under a number of non-cancelable leases for premises and equipment, many of which provide for increased rentals based upon increases in real estate taxes and the cost of living index. These leases, most of which have renewal provisions, are principally operating leases. Minimum rentals under the terms of these leases for the years 2009 through 2013 are $586,000, $592,000, $607,000, $625,000 and $500,000, respectively. Minimum rentals due 2014 and after are $5,390,000.

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

 CENTER BANCORP, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13 — Stockholders’ Equity, Regulatory Requirements and Subsequent Event

On January 12, 2009, the Corporation issued $10 million in nonvoting senior preferred stock to the U.S. Department of Treasury under the Capital Purchase Program. As part of the transaction, the Corporation also issued warrants to the Treasury to purchase 173,410 shares of common stock of the Corporation at an exercise price of $8.65 per share. As previously announced, the Corporation's voluntary participation in the Capital Purchase Program amounted to approximately 50 percent of what the Corporation had qualified for under the Treasury program. The Corporation believes that its participation in this program will strengthen its current well-capitalized position. The funding will be used to support future loan growth.

Federal Deposit Insurance Corporation (“FDIC”) and the Board of Governors of the Federal Reserve System (“FRB”) regulations require banks to maintain minimum levels of regulatory capital. Under the regulations in effect at December 31, 2008, the Bank was required to maintain (i) a minimum leverage ratio of Tier I capital to total adjusted assets of 4.00%, and (ii) minimum ratios of Tier I and total capital to risk-weighted assets of 4.00% and 8.00%, respectively.

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

As of December 31, 2008, management believes that the Bank and the Parent Corporation meet all capital adequacy requirements to which it is subject and is a well-capitalized institution under the prompt corrective action regulations.

The following is a summary of the Bank’s and the Parent Corporation’s actual capital amounts and ratios as of December 31, 2008 and 2007, compared to the FRB and FDIC minimum capital adequacy requirements and the FRB and  FDIC requirements for classification as a well-capitalized institution.

CENTER BANCORP, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13 — Stockholders’ Equity, Regulatory Requirements and Subsequent Event – (continued)

	FDIC Requirements
	Union Center National Bank Actual		Minimum Capital Adequacy		For Classification as Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)

December 31, 2008 Leverage (Tier 1) capital	$76,598	7.54%	$41,655	4.00%	$51,214	5.00%
Risk-Based Capital:
Tier 1	76,598	9.99%	30,672	4.00%	46,008	6.00%
Total	82,852	10.80%	61,344	8.00%	76,680	10.00%
December 31, 2007 Leverage (Tier 1) capital	78,064	8.02%	39,842	4.00%	48,943	5.00%
Risk-Based Capital:
Tier 1	78,064	11.48%	27,211	4.00%	40,817	6.00%
Total	83,227	12.23%	54,422	8.00%	68,028	10.00%

	Parent Corporation Actual		Minimum Capital Adequacy		For Classification as Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)

December 31, 2008 Leverage (Tier 1) capital	$78,237	7.71%	$41,619	4.00%	$51,618	5.00%
Risk-Based Capital:
Tier 1	78,237	10.20%	30,675	4.00%	46,013	6.00%
Total	84,491	11.02%	61,350	8.00%	N/A	N/A
December 31, 2007 Leverage (Tier 1) capital	79,054	8.13%	39,823	4.00%	48,919	5.00%
Risk-Based Capital:
Tier 1	79,054	11.65%	27,142	4.00%	40,714	6.00%
Total	84,217	12.41%	54,285	8.00%	N/A	N/A

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

Note 14 – Comprehensive Income

Total comprehensive income includes all changes in equity during a period from transactions and other events and circumstances from non-owner sources. The Corporation’s other comprehensive income (loss) is comprised of unrealized holding gains and losses on securities available-for-sale, obligations for defined benefit pension plan and an adjustment to reflect the curtailment of the Corporation’s defined benefit pension plan, net of taxes.

Disclosure of comprehensive income for the twelve-months ended December 31, 2008, 2007 and 2006 is presented in the Consolidated Statements of Changes in Stockholders’ Equity. The table below provides a reconciliation of the components of other comprehensive income to the disclosure provided in the statement of changes in stockholders’ equity.

CENTER BANCORP, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14 – Comprehensive Income – (continued)

The components of other comprehensive income (loss), net of taxes, were as follows for the following fiscal years ended December 31:

	Before Tax Amount	Tax Benefit (Expense)	Net of Tax Amount
	(Dollars in Thousands)
For the year ended 2008:
Net unrealized losses on available for sale securities
Net unrealized holding losses arising during period	$(3,779)	$2,010	$(1,769)
Less reclassification adjustment for net losses arising during the period	(1,106)	426	(680)
Net unrealized losses	(2,673)	1,584	(1,089)
Other changes in pension plan recognized in other comprehensive income:
Net actuarial loss	(3,332)	1,333	(1,999)
Other comprehensive loss, net	$(6,005)	$2,917	$(3,088)
For the year ended 2007:
Net unrealized losses on available for sale securities
Net unrealized holding losses arising during period	$(3,455)	$1,054	$(2,401)
Less reclassification adjustment for net gains arising during the period	312	(109)	203
Net unrealized losses	(3,767)	1,163	(2,604)
Market value adjustment on securities transferred from held-to-maturity to available-for-sale	(459)	187	(272)
Other changes in pension plan recognized in other comprehensive income:
Net actuarial loss	(583)	233	(350)
Curtailment	1,353	(541)	812
Other comprehensive loss, net	$(3,456)	$1,042	$(2,414)
For the year ended 2006:
Net unrealized losses on available for sale securities
Net unrealized holding losses arising during period	$(16)	$6	$(10)
Less reclassification adjustment for net losses arising during the period	(2,565)	640	(1,925)
Net unrealized gains	2,549	(634)	1,915
Change in minimum pension liability	219	(87)	132
Other comprehensive income, net	$2,768	$(721)	$2,047

Accumulated other comprehensive loss at December 31, 2008 and 2007 consisted of the following:

	2008	2007
	(Dollars in Thousands)

Financial instruments, net of tax	$(6,464)	$(5,375)
Defined benefit pension and post-retirement plans, net of tax	(2,448)	(449)
Total	$(8,912)	$(5,824)

Note 15 — Pension and Other Benefits

Defined Benefit Plans

The Corporation maintained a non-contributory pension plan for substantially all of its employees up until September 30, 2007, at which time the Corporation froze its defined benefit pension plan. The benefits are based on years of service and the employee’s compensation over the prior five-year period. The plan’s benefits are payable in form of a ten year certain and life annuity. The plan is intended to be a tax-qualified defined benefit plan under Section 401(a) of the Internal Revenue Code. The Pension Plan, which has been in effect since March 15, 1950, generally covers employees of Union Center National Bank and the Parent Corporation who have attained age 21 and completed one year of service. Payments may be made under the Pension Plan once attaining the normal retirement age of 65 and is generally equal to 44 percent of a participant’s highest average compensation over a 5-year period.

CENTER BANCORP, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15 — Pension and Other Benefits – (continued)

In addition, the Corporation has a non-qualified retirement plan that is designed to supplement the pension plan for key employees. The plan is known as the Union Center National Bank Benefit Equalization Plan, or “BEP”. The BEP is a nonqualified, unfunded supplemental retirement plan, which is designed to replace the benefits that cannot be provided under the terms of the Pension Plan solely due to certain compensation and benefit limits placed on tax-qualified pension plans under the Internal Revenue Code. Benefits under the BEP Plan were paid out in 2008.

On August 9, 2007, the Corporation froze its defined benefit pension plan and redesigned its 401(k) savings plan, effective September 30, 2007. The changes are consistent with ongoing cost reduction strategies and shift the focus of future savings of retirement benefits toward the more predictable cost structure of a 401(k) plan and away from the legacy costs of a defined benefit pension plan. The changes included a discontinuation of the accrual of future benefits in the Corporation's defined benefit pension plan and fully preserving all retirement benefits that employees will have earned as of September 30, 2007, and the redesigning of the Corporation’s 401(k) plan to provide a dollar-for-dollar matching contribution up to six percent of salary deferrals. The Corporation also froze all other defined benefit plans. As a result, the Corporation recorded a one-time pre-tax benefit related to these pension plan changes of approximately $1.2 million in 2007 as a result of the curtailment of the defined benefit plan.

In 1999, the Corporation adopted a Director’s Retirement Plan, which is designed to provide retirement benefits for members of the Board of Directors. There was no recorded expense associated with the plan in 2008 and 2007 and $79,000 in 2006, and is included in other expense. During the third quarter of 2008, the Corporation recognized a $272,000 benefit relating to a lump-sum payment and termination of the Directors Retirement Plan. This benefit represented the difference between the actuarial present value of the lump-sum payments and the accrued liability previously recorded on the Corporation’s balance sheet.

The following table sets forth changes in projected benefit obligation, changes in fair value of plan assets, funded status, and amounts recognized in the consolidated statements of condition for the Corporation’s pension plans at December 31, 2008 and 2007.

	2008	2007
	(Dollars in Thousands)
Change in Benefit Obligation:
Projected benefit obligation at beginning of year	$11,497	$12,903
Service cost	—	627
Interest cost	676	707
Actuarial (gain) loss	107	(361)
Benefits paid	(663)	(345)
Curtailments	(719)	(2,034)
Settlement	(975)	—
Projected benefit obligation at end of year	$9,923	$11,497
Change in Plan Assets
Fair value of plan assets at beginning year	$9,008	$8,800
Actual return on plan assets	(2,728)	145
Employer contributions	1,092	408
Benefits paid	(663)	(345)
Settlement	(975)	—
Fair value of plan assets at end of year	$5,734	$9,008
Funded status	$(4,189)	$(2,489)

CENTER BANCORP, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15 — Pension and Other Benefits – (continued)

Amounts related to unrecognized actuarial losses for the plan, on a pre-tax basis, that have been recognized in accumulated other comprehensive loss at December 31, 2008 and 2007 amounted to $4,082,000 and $750,000, respectively.

The net periodic pension cost for 2008, 2007 and 2006 includes the following components:

	2008	2007	2006
	(Dollars in Thousands)

Service cost	$—	$627	$1,000
Interest cost	701	707	621
Expected return on plan assets	(658)	(674)	(592)
Net amortization and deferral	—	13	124
Recognized curtailment gain	—	(1,155)	—
Net periodic pension expense (benefit)	$43	$(482)	$1,153

The following table presents the assumptions used to calculate the projected benefit obligation in each of the last three years.

	2008	2007	2006

Discount rate	6.25%	5.75%	5.75%
Rate of compensation increase	N/A	4.25%	4.25%
Expected long-term rate of return on plan assets	7.50%	7.50%	7.50%

The Corporation implemented SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)” at December 31, 2006. SFAS No. 158 requires the funded status of pension plans to be recorded in the statement of condition as an asset for plans with an over funded status and a liability for plans with an under funded status. The Corporation recognized the under funded status of its pension plans as a liability in the statement of condition as of December 31, 2008.

The following information is provided at December 31:

	2008	2007	2006
	(Dollars in Thousands)
Information for Plans With a Benefit Obligation in Excess of Plan Assets
Projected benefit obligation	$9,923	$11,497	$12,902
Accumulated benefit obligation	9,923	11,497	10,684
Fair value of plan assets	5,734	9,008	8,800
Assumptions
Weighted average assumptions used to determine benefit obligation at December 31
Discount rate	6.25%	6.25%	5.75%
Rate of compensation increase	N/A	N/A	4.25%
Weighted average assumptions used to determine net periodic benefit cost for years ended December 31
Discount rate	6.25%	5.75%	5.75%
Expected long-term return on plan assets	7.50%	7.50%	7.50%
Rate of compensation increase	N/A	4.25%	4.25%

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

CENTER BANCORP, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15 — Pension and Other Benefits – (continued)

Plan Assets

The Union Center National Bank Pension Trust’s weighted-average asset allocation at December 31, 2008, 2007 and 2006, by asset category, is as follows:

Asset Category	2008	2007	2006

Equity securities	48%	80%	79%
Debt and/or fixed income securities	34%	20%	21%
Alternative investments, including commodities, foreign currency and real estate	9%	—	—
Other	9%	—	—
Total	100%	100%	100%

The general investment policy of the Pension Trust is for the fund to experience growth in assets that will allow the market value to exceed the value of benefit obligations over time. Appropriate diversification on a total fund basis is achieved by following an allowable range of commitment within asset category, as follows:

	Range	Target

Equity securities	30–50%	40%
Debt and/or fixed income securities	15–35%	25%
International equity	5–25%	15%
Short term	0-15%	0-6%
Other	10–30%	20%

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

Cash Flows

Contributions

The Bank expects to contribute $596,000 to its Pension Trust in 2009.

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid in each year 2009, 2010, 2011, 2012, 2013 and years 2014-2018, respectively: $590,000, $583,000, $590,000, $631,000, $693,000 and $3,378,000.

CENTER BANCORP, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15 — Pension and Other Benefits – (continued)

401(k) Benefit Plan

The Corporation maintains a 401(k) employee savings plan to provide for defined contributions which covers substantially all employees of the Corporation. Prior to October 1, 2007, the Corporation’s contributions to the plan were limited to fifty percent of a matching percentage of each employee’s contribution up to six percent of the employee’s salary. Effective October 1, 2007, the Corporation redesigned its 401(k) plan to provide a dollar-for-dollar matching contribution up to six percent of salary deferrals. For 2008, 2007 and 2006, employer contributions amounted to $281,000, $193,000 and $152,000, respectively.

Note 16 — Stock Based Compensation

Stock Option Plans

At December 31, 2008, the Corporation maintained two stock-based compensation plans from which new grants could be issued. The Corporation’s Stock Option Plans permit Parent Corporation common stock to be issued to key employees and directors of the Corporation and its subsidiaries. The options granted under the plans are intended to be either Incentive Stock Options or Non-qualified Options. Under the 1999 Employee Stock Incentive Plan, an aggregate of 225,345 shares remain available under the plan and are authorized for issuance. Under the 2003 Non-Employee Director Stock Option Plan, an aggregate total of 470,404 shares remain. Such shares may be treasury shares, newly issued shares or a combination thereof.

Options have been granted to purchase common stock principally at the fair market value of the stock at the date of grant. Options are exercisable over a three year vesting period starting one year after the date of grant and generally expire ten years from the date of grant.

The total compensation expense related to these plans was $128,000, $151,000 and $160,000 for the twelve months ended December 31, 2008, 2007 and 2006, respectively.

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

For the twelve-months ended December 31, 2008, the Corporation’s income before income taxes and net income was reduced by $128,000 and $84,000, respectively, as a result of the compensation expense related to stock options. For the twelve-months ended December 31, 2007, the Corporation’s income before income taxes and net income was reduced by $151,000 and $100,000, respectively. For the twelve-months ended December 31, 2006, the Corporation’s income before income taxes and net income was reduced by $160,000 and $105,000, respectively.

Under the principal option plans, the Corporation may grant restricted stock awards to certain employees. Restricted stock awards are non-vested stock awards. Restricted stock awards are independent of option grants and are generally subject to forfeiture if employment terminates prior to the release of the restrictions. Such awards generally vest during a period specified at the date of grant. During that period, ownership of the shares cannot be transferred. Restricted stock has the same cash dividend and voting rights as other common stock and is considered to be currently issued and outstanding. The Corporation expenses the cost of the restricted stock awards, which is determined to be the fair market value of the shares at the date of grant, ratably over the period during which the restrictions lapse. During 2008, 3,028 shares were awarded and during 2007 and 2006, no shares were awarded. All shares were issued from Treasury shares. The amount of compensation costs related to restricted stock awards included in salary expense was approximately $25,000 in 2008 and none in 2007 and 2006. As of December 31, 2008, all shares of restricted stock awards were vested. Thus, there were no restricted stock awards outstanding at December 31, 2008 and 2007.

CENTER BANCORP, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16 — Stock Based Compensation – (continued)

Options covering 38,203, 38,203 and 34,730 shares were granted on June 1, 2008, 2007 and 2006, respectively. The fair value of share-based payment awards was estimated using the Black-Scholes option pricing model with the following assumptions and weighted average fair values:

	2008	2007	2006

Weighted average fair value of grants	$3.10	$6.48	$5.25
Risk-free interest rate	3.03%	4.92%	5.03%
Dividend yield	2.43%	2.51%	2.70%
Expected volatility	30.2%	47.4%	49.5%
Expected life in months	88	72	72

Option activity under the principal option plans as of December 31, 2008 and changes during the twelve-months ended December 31, 2008 were as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
			(In Years)

Outstanding at December 31, 2007	264,255	$11.27
Granted	38,203	11.15
Exercised	(25,583)	8.72
Forfeited/cancelled/expired	(91,711)	13.59
Outstanding at December 31, 2008	185,164	$10.45	5.87	$41,303
Exercisable at December 31, 2008	125,247	$9.46	4.61	$41,303

The aggregate intrinsic value of options above represents the total pretax intrinsic value (the difference between the Corporation’s closing stock price on the last trading day of the twelve-months of fiscal 2008 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2008. This amount changes based on the fair market value of the Parent Corporation’s stock.

As of December 31, 2008, $192,000 of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 2.4 years. Changes in options outstanding during the past three years were as follows:

Stock Option Plan	Shares	Exercise Price Range Per Share

Outstanding, December 31, 2005 (323,946 shares exercisable)	396,789	$5.15 to $15.12
Granted during 2006	34,730	$12.54
Exercised during 2006	(90,669)	$5.15 to $10.66
Expired or canceled during 2006	—	—
Outstanding, December 31, 2006 (262,527 shares exercisable)	340,850	$6.07 to $15.12
Granted during 2007	38,203	$15.73
Exercised during 2007	(95,861)	$6.07 to $10.66
Expired or canceled during 2007	(18,937)	$10.50 to $15.73
Outstanding, December 31, 2007 (188,273 shares exercisable)	264,255	$6.07 to $15.73
Granted during 2008	38,203	$11.15
Exercised during 2008	(25,583)	$6.07 to $10.66
Expired or canceled during 2008	(91,711)	$6.07 to $15.73
Outstanding, December 31, 2008 (125,468 shares exercisable)	185,164	$6.07 to $15.73

CENTER BANCORP, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16 — Stock Based Compensation – (continued)

Under the Director Stock Option Plan, there were stock options granted with a weighted average fair value of 38,203 and $3.10, 38,203 and $6.48 and 34,730 and $5.25 during the years ended December 31, 2008, 2007 and 2006, respectively. There were no stock options granted under the Employee Stock Incentive Plan during the years ended December 31, 2008, 2007 and 2006.

Note 17 — Dividends and Other Restrictions

Certain restrictions, including capital requirements, exist on the availability of undistributed net profits of the Bank for the future payment of dividends to the Parent Corporation. A dividend may not be paid if it would impair the capital of the Bank. Furthermore, prior approval by the Comptroller of the Currency is required if the total of dividends declared in a calendar year exceeds the total of the Bank’s net profits for that year combined with the retained profits for the two preceding years. During 2008, approximately $4.7 million was paid by the Bank in dividends to the Corporation based on the preceding guidelines.

Note 18 — Fair Value Measurements and Fair Value of Financial Instruments

Management uses its best judgment in estimating the fair value of the Corporation’s financial instruments; however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts the Corporation could have realized in a sales transaction on the dates indicated. The estimated fair value amounts have been measured as of their respective year-ends and have not been re-evaluated or updated for purposes of these financial statements subsequent to those respective dates. As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported at each year-end.

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

In December 2007, the FASB issued FASB Statement Position 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”). FSP 157-2 delays the effective date of SFAS No. 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. As such, the Corporation only partially adopted the provisions of SFAS No. 157, and will begin to account for non-financial assets and liabilities in 2009. In October 2008, the FASB issued FASB Staff Position 157-3, “Determining the Fair Value of a Financial Asset When the Market for that Asset is Not Active” (“FSP 157-3”), to clarify the application of the provisions of SFAS No. 157 in an inactive market and how an entity would determine fair value in an inactive market. FSP 157-3 is effective immediately and applies to the Corporation’s December 31, 2008 consolidated financial statements.

SFAS No. 157 establishes a fair value hierarchy that prioritizes the inputs to valuation methods used to measure fair value. The Hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy under SFAS No. 157 are as follows:

•	Level 1: Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

•
Level 2: Quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•	Level 3: Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (for example, supported with little or no market activity).

CENTER BANCORP, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 18 — Fair Value Measurements and Fair Value of Financial Instruments – (continued)

An asset’s or liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

For financial assets and liabilities measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2008 are as follows:

		Fair Value Measurements at Reporting Date Using
(Dollars in Thousands)	December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Instruments Measured at Fair Value on a Recurring Basis:
Securities available-for-sale	$242,714	$22,696	$196,464	$23,554

The Corporation had no financial assets or liabilities measured at fair value on a non-recurring basis for the year ended December 31, 2008.

The following table presents the changes in securities available-for-sale with significant unobservable inputs (Level 3) for the year ended December 31:

(Dollars in Thousands)	2008

Beginning balance, January 1,	$—
Transfers in (out) of Level 3	27,629
Principal paydowns	(309)
Total net unrealized losses	(3,766)
Ending balance, December 31,	$23,554

As discussed above, the Corporation has delayed its disclosure requirements of non-financial assets and liabilities. Other real estate owned is generally carried at fair value at the balance sheet date for which the Corporation has not yet adopted the provisions of SFAS No. 157.

The following information should not be interpreted as an estimate of the fair value of the entire Corporation since a fair value calculation is only provided for a limited portion of the Corporation’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Corporation’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Corporation’s financial instruments at December 31, 2008 and 2007:

Cash and Cash Equivalents

The carrying amounts for cash and cash equivalents approximate those assets’ fair value.

CENTER BANCORP, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 18 — Fair Value Measurements and Fair Value of Financial Instruments – (continued)

Securities Available-For-Sale

Where quoted prices are available in an active market, securities are classified with Level 1 of the valuation hierarchy. Level 1 inputs include securities that have quoted prices in active markets for identical assets. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics, or discounted cash flows. Examples of instruments, which would generally be classified within Level 2 of the valuation hierarchy, include municipal bonds and certain agency collateralized mortgage obligations. In certain cases where there is limited activity in the market for a particular instrument, assumptions must be made to determine their fair value and are classified as Level 3. Due to the inactive condition of the markets amidst the financial crisis, the Corporation treated certain securities as Level 3 securities in order to provide more appropriate valuations. For assets in an inactive market, the infrequent trades that do occur are not a true indication of fair value. When measuring fair value, the valuation techniques available under the market approach, income approach and/or cost approach are used. The Corporation’s evaluations are based on market data and the Corporation employs combinations of these approaches for its valuation methods depending on the asset class.

The table above includes private label collateralized mortgage obligations (“CMOs”), pooled trust preferred securities, and single name corporate trust preferred securities, which were transferred to Level 3 at September 30, 2008 due to the aforementioned market conditions. As the financial markets remained in turmoil over year-end, market pricing for these securities varied widely from one pricing service to another based on the lack of trading. As such, these securities were considered to no longer have readily observable market data that was accurate to support a fair value as prescribed by SFAS No. 157. The fair value measurement objective remained the same in that the price received by the Corporation would result from an orderly transaction (an exit price notion) and that the observable transactions considered in fair value were not forced liquidations or distressed sales at the measurement date.

In regards to the private label CMOs, prior to June 30, 2008, the Corporation was able to determine fair value of the CMOs using a market approach validation technique based on Level 2 inputs that did not require significant adjustments. The Level 2 inputs included:

a.	Quoted prices in active markets for similar CMOs with insignificant adjustments for differences between the CMOs that the Corporation holds and similar CMOs.

b.	Quoted prices in markets that are not active that represent current transactions for the same or similar CMOs that do not require significant adjustment based on unobservable inputs.

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

The Corporation determined that an income approach valuation technique (present value technique) that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs will be equally or more representative of fair value than the market approach valuation technique used at the prior measurement dates. As such, the Corporation used the discount rate adjustment technique to determine fair value.

The fair value as of December 31, 2008 was determined by discounting the expected cash flows over the life of the security. The discount rate was determined by deriving a discount rate when the markets were considered more active for this type of security. To this estimated discount rate, additions were made for more liquid markets and increased credit risk as well as assessing the risks in the security, such as default risk and severity risk. The securities continue to make scheduled cash flows and no cash flow payment defaults have occurred to date.

CENTER BANCORP, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 18 — Fair Value Measurements and Fair Value of Financial Instruments – (continued)

In regards to the pooled trust preferred securities (“pooled TRUPS”), prior to June 30, 2008, the Corporation was able to determine fair value of these using a market approach validation technique based on Level 2 inputs that did not require significant adjustments. The Level 2 inputs included:

a.	Quoted prices in active markets for similar pooled TRUPS with insignificant adjustments for differences between the pooled TRUPS that the Corporation holds and similar pooled TRUPS.

b.	Quoted prices in markets that are not active that represent current transactions for the same or similar pooled TRUPS that do not require significant adjustment based on unobservable inputs.

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

The Corporation determined that an income approach valuation technique (present value technique) that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs will be equally or more representative of fair value than the market approach valuation technique used at the prior measurement dates. As such, the Corporation used the discount rate adjustment technique to determine fair value.

The fair value as of December 31, 2008 was determined by discounting the expected cash flows over the life of the security. The discount rate was determined by deriving a discount rate when the markets were considered more active for this type of security. To this estimated discount rate, additions were made for more liquid markets and increased credit risk as well as assessing the risks in the security, such as default risk and severity risk. The securities continue to make scheduled cash flows and no cash flow payment defaults have occurred to date.

In regards to the single name corporate trust preferred securities (“single name TRUPS”), prior to June 30, 2008, the Corporation was able to determine fair value of these using a market approach validation technique based on Level 2 inputs that did not require significant adjustments. The Level 2 inputs included:

a.	Quoted prices in active markets for similar single name TRUPS with insignificant adjustments for differences between the Pooled TRUPS that the Corporation holds and similar pooled TRUPS.

b.	Quoted prices in markets that are not active that represent current transactions for the same or similar single name TRUPS that do not require significant adjustment based on unobservable inputs.

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

CENTER BANCORP, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 18 — Fair Value Measurements and Fair Value of Financial Instruments – (continued)

The Corporation determined that an income approach valuation technique (present value technique) that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs will be equally or more representative of fair value than the market approach valuation technique used at the prior measurement dates. As such, the Corporation used the discount rate adjustment technique to determine fair value.

The fair value as of December 31, 2008 was determined by discounting the expected cash flows over the life of the security. The discount rate was determined by deriving a discount rate when the markets were considered more active for this type of security. To this estimated discount rate, additions were made for more liquid markets and increased credit risk as well as assessing the risks in the security, such as default risk and severity risk. The securities continue to make scheduled cash flows and no cash flow payment defaults have occurred to date.

Loans Held for Sale

Loans held for sale are required to be measured at the lower of cost or fair value. Under SFAS No. 157, market value is to represent fair value. Management obtains quotes or bids on all or part of these loans directly from the purchasing financial institutions.

Loans Receivable

The fair value of performing loans, except residential mortgages, is calculated by discounting scheduled cash flows through the estimated maturity using estimated market discount rates that reflect the credit and interest rate inherent in the loan. The estimate of maturity is based on the historical experience of the Bank with prepayments for each loan classification, modified as required by an estimate of the effect of current economic and lending conditions. For performing residential mortgage loans, fair value is estimated by discounting contractual cash flows adjusted for prepayment estimates using discount rates based on secondary market sources adjusted to reflect differences in servicing and credit costs.

Impaired Loans

The value of an impaired loan is measured based upon the present value of expected future cash flows discounted at the loan’s effective interest rate, or the fair value of the collateral if the loan is collateral dependent. Smaller balance homogeneous loans that are collectively evaluated for impairment, such as residential mortgage loans and installment loans, are specifically excluded from the impaired loan portfolio. The Corporation’s impaired loans are primarily collateral dependent. Impaired loans are individually assessed to determine that each loan’s carrying value is not in excess of the fair value of the related collateral or the present value of the expected future cash flows.

CENTER BANCORP, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 18 — Fair Value Measurements and Fair Value of Financial Instruments – (continued)

Restricted Stocks

The carrying amount of restricted investment in bank stocks, which includes stock of the Federal Home Loan Bank of New York, Federal Reserve Bank of New York and Atlantic Central Bankers Bank, approximates fair value, and considers the limited marketability of such securities.

Accrued Interest Receivable and Payable

The carrying value of accrued interest receivable and accrued interest payable approximates its fair value.

Other Real Estate Owned

Certain assets such as other real estate owned (“OREO”) are measured at fair value less cost to sell. The Corporation believes that the fair value component in its valuation follows the provisions of SFAS No. 157. Fair value of OREO is determined by sales agreements. Costs to sell associated with OREO is based on estimation per the terms and conditions of the sales agreements. Accordingly, at December 31, 2008 and 2007, the Corporation had $3.9 million and $501,000, respectively, in other real estate owned.

Deposits

The fair value of deposits with no stated maturity, such as non-interest-bearing demand deposits, savings and interest-bearing checking accounts, and money market and checking accounts, is equal to the amount payable on demand as of December 31, 2008 and 2007. The fair value of certificates of deposit is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities.

Short-Term Borrowings

Short-term borrowings that mature within six months and securities sold under agreements to repurchase have fair values which approximate carrying value.

Long-Term Borrowings

Fair values of FHLB advances are estimated using discounted cash flow analysis, based on quoted prices for new FHLB advances with similar credit risk characteristics, terms and remaining maturity. These prices obtained from this active market represent a market value that is deemed to represent the transfer price if the liability were assumed by a third party.

Subordinated Debt

The fair value of subordinated debentures is estimated by discounting the estimated future cash flows, using market discount rates of financial instruments with similar characteristics, terms and remaining maturity.

Off-Balance Sheet Financial Instruments

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

The fair values related to commitments and letters of credit are deemed immaterial and omitted from the disclosure below.

CENTER BANCORP, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 18 — Fair Value Measurements and Fair Value of Financial Instruments – (continued)

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

The estimated fair value of the Corporation’s financial instruments is as follows:

	December 31,
	2008		2007
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in Thousands)
FINANCIAL ASSETS:
Cash and cash equivalents	$15,031	$15,031	$70,031	$70,031
Investments available-for-sale	242,714	242,714	314,194	314,194
Net loans	669,949	673,976	546,506	550,978
Restricted investment in bank stocks	10,230	10,230	8,467	8,467
Accrued interest receivable	4,154	4,154	4,535	4,535
FINANCIAL LIABILITIES:
Non-interest-bearing deposits	113,319	113,319	111,422	111,422
Interest-bearing deposits	546,218	548,747	587,648	587,941
Federal funds purchased, securities sold under agreement to repurchase and FHLB advances	268,440	296,144	218,109	222,231
Subordinated debentures	5,155	4,875	5,155	5,014
Accrued interest payable	2,201	2,201	1,721	1,721

CENTER BANCORP, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 19 — Parent Corporation Only Financial Statements

The Parent Corporation operates its wholly owned subsidiary, Union Center National Bank. The earnings of this subsidiary are recognized by the Corporation using the equity method of accounting. Accordingly, earnings are recorded as increases in the Corporation’s investment in the subsidiaries and dividends paid reduce the investment in the subsidiaries. The ability of the Parent Corporation to pay dividends will largely depend upon the dividends paid to it by the Bank. Dividends payable by the Bank to the Corporation are restricted under supervisory regulations (see Note 17 of the Notes to Consolidated Financial Statements).

Condensed financial statements of the Parent Corporation only are as follows:

CONDENSED STATEMENTS OF CONDITION

	At December 31,
	2008	2007
	(Dollars in Thousands)
ASSETS
Cash and cash equivalents	$922	$106
Investment in subsidiary	85,229	89,851
Securities available for sale	1,255	2,066
Other assets	1,306	1,235
Total assets	$88,712	$93,258

LIABILITIES AND STOCKHOLDERS’ EQUITY
Other liabilities	$1,041	$825
Securities sold under repurchase agreement	803	2,000
Subordinated debentures	5,155	5,155
Stockholders’ equity	81,713	85,278
Total liabilities and stockholders’ equity	$88,712	$93,258

CONDENSED STATEMENTS OF INCOME

	For Years Ended December 31,
	2008	2007	2006
	(Dollars in Thousands)
Income:
Dividend income from subsidiary	$4,675	$7,074	$4,770
Other income	37	58	369
Net securities gains (losses)	(413)	95	315
Management fees	275	221	266
Total Income	4,574	7,448	5,720
Expenses	(623)	(1,718)	(1,866)
Income before equity in undistributed earnings (loss) of subsidiary	3,951	5,730	3,854
Equity in undistributed earnings (loss) of subsidiary	1,891	(1,874)	44
Net Income	$5,842	$3,856	$3,898

CENTER BANCORP, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 19 — Parent Corporation Only Financial Statements – (continued)

CONDENSED STATEMENTS OF CASH FLOWS

	For Years Ended December 31
	2008	2007	2006
	(Dollars in Thousands)
Operating Activities:
Net income	$5,842	$3,856	$3,898
Adjustments to reconcile net income to net cash provided by operating activities:
Net securities losses (gains)	413	(95)	(315)
Equity in undistributed loss (earnings) of subsidiary	(1,891)	1,874	(44)
Change in deferred tax asset	(1,542)	—	—
Decrease (increase) in other assets	41	1,516	291
(Decrease) increase in other liabilities	1,610	(1,114)	(892)
Stock based compensation	128	151	160
Amortization of premium and accretion of discount on investment securities, net	—	—	39
Net cash provided by operating activities	4,601	6,188	3,137
Investing Activities:
Purchases of available-for-sale securities	(579)	(5,070)	(13,300)
Maturity of available-for-sale securities	938	6,887	24,838
Investments in subsidiary	3,500	3,500	—
Net cash provided by investing activities	3,859	5,317	11,538
Financing Activities:
Net increase (decrease) in borrowings	(1,197)	2,000	—
Cash dividends paid	(4,675)	(4,885)	(4,808)
Proceeds from exercise of stock options	224	850	674
Proceeds from restricted stock	25	—	—
Purchase of treasury stock	(1,924)	(10,027)	(3,366)
Issuance cost of common stock	(19)	(21)	(16)
Redemption of subordinated debentures	—	—	(10,310)
Tax (expense) benefit from stock based compensation	(78)	155	350
Net cash used in financing activities	(7,644)	(11,928)	(17,476)
Increase (decrease) in cash and cash equivalents	816	(423)	(2,801)
Cash and cash equivalents at beginning of year	106	529	3,330
Cash and cash equivalents at the end of year	$922	$106	$529

CENTER BANCORP, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 20 — Quarterly Financial Information Center Bancorp, Inc. (Unaudited)

	2008
	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
	(Dollars in Thousands, Except per Share Data)

Total interest income	$12,615	$12,689	$12,230	$12,360
Total interest expense	5,792	5,829	5,801	6,673
Net interest income	6,823	6,860	6,429	5,687
Provision for loan losses	425	465	521	150
Total other income, net of securities gains (losses)	871	1,122	891	866
Net securities gains (losses)	(256)	(1,075)	225	0
Other expense	4,754	4,578	5,188	4,953
Income before income taxes	2,259	1,864	1,836	1,450
Provision for income taxes	560	346	428	233
Net income	1,699	1,518	1,408	1,217
Earnings per share:
Basic	$0.13	$0.12	$0.11	$0.09
Diluted	$0.13	$0.12	$0.11	$0.09
Weighted average common shares outstanding:
Basic	12,989,304	12,990,441	13,070,868	13,144,747
Diluted	12,995,134	13,003,954	13,083,558	13,163,586

	2007
	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
	(Dollars in Thousands, Except per Share Data)

Total interest income	$12,797	$12,936	$12,944	$13,452
Total interest expense	7,625	7,455	7,719	7,831
Net interest income	5,172	5,481	5,225	5,621
Provision for loan losses	150	100	100	0
Total other income, net of securities gains (losses)	917	897	836	822
Net securities gains (losses)	(43)	14	341	588
Other expense	6,034	6,080	6,056	6,428
Income (loss) before income taxes (benefit)	(138)	212	246	603
Provision for income taxes (benefit)	(670)	(786)	(771)	(706)
Net income	532	998	1,017	1,309
Earnings per share:
Basic	$0.04	$0.07	$0.07	$0.09
Diluted	$0.04	$0.07	$0.07	$0.09
Weighted average common shares outstanding:
Basic	13,441,082	13,864,272	13,910,450	13,910,450
Diluted	13,469,764	13,913,919	13,990,642	13,986,333

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

Under the supervision and with the participation of its management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, the Corporation evaluated the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e) as of December 31, 2008. Based upon that evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures were effective as of such date as described below in Management’s Report on Internal Control Over Financial Reporting (Item 9A(b)).

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

As part of the Corporation’s program to comply with Section 404 of the Sarbanes-Oxley Act of 2002, our management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2008. In making this assessment, management used the control criteria framework of the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission published in its report entitled Internal Control — Integrated Framework. Management’s assessment included an evaluation of the design of the Corporation’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee.

Based on this assessment, management determined that, as of December 31, 2008, the Corporation’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Beard Miller Company LLP, the independent registered public accounting firm that audited the Corporation’s consolidated financial statements included in this Annual Report on Form 10-K, has issued an audit report on the Corporation’s internal control over financial reporting as of December 31, 2008. The report, which expresses an opinion on the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2007, is included in this item under the heading “Report of Independent Registered Public Accounting Firm.”

 (c) Attestation Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Center Bancorp, Inc.

We have audited Center Bancorp, Inc.’s (the “Corporation”) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Center Bancorp, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Corporation’s internal control over financial reporting based on our audit.

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

A corporation’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A corporation’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the corporation; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the corporation are being made only in accordance with authorizations of management and directors of the corporation; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the corporation’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Center Bancorp, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of condition of Center Bancorp, Inc. and subsidiaries and the related consolidated statement of income, changes in stockholders’ equity and cash flows for each of the years in the three- year period ended December 31, 2008 and our report dated March 13, 2009 expressed an unqualified opinion.

Beard Miller Company LLP
Reading, Pennsylvania
March 13, 2009

 (d) Changes in Internal Controls Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter to which this Annual Report on Form 10-K relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors and Corporate Governance

The Corporation responds to this item by incorporating herein by reference the material responsive to such item in the Corporation’s definitive proxy statement for its 2009 Annual Meeting of Stockholders. Certain information on Executive Officers of the registrant is included in Part I, Item 4A of this report, which is also incorporated herein by reference.

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

Item 11. Executive Compensation

The Corporation responds to this item by incorporating herein by reference the material responsive to such item in the Corporation’s definitive proxy statement for its 2009 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The Corporation responds to this item by incorporating herein by reference the material responsive to such item in the Corporation’s definitive proxy statement for its 2009 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions

The Corporation responds to this item by incorporating herein by reference the material responsive to such item in the Corporation’s definitive proxy statement for its 2009 Annual Meeting of Stockholders.

Item 14. Principal Accountant Fees and Services

The Corporation responds to this item by incorporating herein by reference the material responsive to such item in the Corporation’s definitive proxy statement for its 2009 Annual Meeting of Stockholders.

PART IV

Item 15. Exhibits, Financial Statement Schedules

a.	(1) Financial Statements and Schedules:

The following Financial Statements and Supplementary Data are filed as part of this annual report:
Report of Independent Registered Public Accounting Firm
Consolidated Statements of Condition
Consolidated Statements of Income
Consolidated Statements of Changes in Stockholders’ Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

b.	Exhibits (numbered in accordance with Item 601 of Regulation S-K) filed herewith incorporated by reference as part of this annual report.

Exhibit No.	Description

3.1
The Registrant’s Certificate of Incorporation, including the Registrant’s Certificate of Amendment, dated January 8, 2009,is incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated January 13, 2009.

3.2	By-Laws of the Registrant is incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10K for the year ended December 31, 1998.

4.1	Warrant to Purchase up to 173,410 shares of Common Stock, dated January 9, 2009, is incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated January 13, 2009.

10.1
Letter Agreement, dated January 9, 2009, including the Securities Purchase Agreement – Standard Terms attached thereto, between the Registrant and the United States Department of the Treasury is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated January 13, 2009.

10.2	The Registrant’s 1993 Employee Stock Option Plan is incorporated by reference to Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1993.

10.3	The Registrant’s 1993 Outside Director Stock Option Plan is incorporated by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1993.

10.5	The Registrant’s Annual Incentive Plan is incorporated by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006.

10.6
Amended and restated employment agreement among the Registrant, its bank subsidiary and Anthony C. Weagley, effective as of January 1, 2008 is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 22, 2008.

10.7
Amended and restated employment agreement among the Registrant, its bank subsidiary and Lori A. Wunder, effective as of January 1, 2007 is incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 26, 2007. See also Exhibit 10.27.

10.8
A change in control agreement among the Registrant, its bank subsidiary and A. Richard Abrahamian, effective as of February 19, 2008, is incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed with the SEC on April 22, 2008.

10.9	Directors’ Retirement Plan is incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10K for the year ended December 31, 1998.

10.10	Center Bancorp, Inc. 1999 Stock Incentive Plan is incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10K for the year ended December 31, 1999.

Exhibit No.	Description

10.11
Registrant’s Placement Agreement dated December 12, 2003 with Sandler O’Neill & Partners, L.P. to issue and sell $5 million aggregate liquidation amount of floating rate MMCapS(SM) Securities is incorporated by reference to Exhibit 10.15 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.

10.12
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

10.16
Form of Waiver, executed by each of Lori A. Wunder, A. Richard Abrahamian, Ronald M. Shapiro, William J. Boylan and Anthony C. Weagley is incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated January 13, 2009.

10.17
Form of Executive Waiver Agreement, executed by each of Lori A. Wunder, A. Richard Abrahamian, Ronald M. Shapiro, William J. Boylan and Anthony C. Weagley is incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated January 13, 2009

10.18
Registration Rights Agreement, dated September 29, 2004, relating to securities issued in a September 2004 private placement of securities, is incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated October 1, 2004.

10.19
The Registrant’s Amended and Restated 2003 Non-Employee Director Stock Option Plan, as amended and restated, is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated March 5, 2008.

10.20
Amended and restated employment agreement among the Registrant, its bank subsidiary and Julie D’Aloia, effective as of January 1, 2007, is incorporated by reference to exhibit 10.20 to the Registrant’s Annual  Report on Form 10-K for the year ended December 31, 2006. See also Exhibit 10.25.

10.21
Amended and restated employment agreement among the Registrant, its bank subsidiary and Mark S. Cardone, effective as of January 1, 2007, is incorporated by reference to Exhibit 10.4 to the Registrants current Report on Form 8-K filed with the SEC on February 26, 2007. See also Exhibit 10.26.

10.22
Registration Rights Agreement, dated June 30, 2005, relating to securities issued in a June 2005 private placement of securities, is incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated June 30, 2005.

10.23	Open Market Share Purchase Incentive Plan is incorporated by reference to exhibit 10.1 to registrant’s Current Report on Form 8-K dated January 26, 2006.

10.24	Deferred Compensation Plan. is incorporated by reference to Exhibit 10.26 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2006.

10.25
Amendment to Employment Agreement among the Registrant, its bank subsidiary and Julie D’Aloia, dated December 3, 2007, is incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated December 20, 2007.

10.26
Amendment to Employment Agreement among the Registrant, its bank subsidiary and Mark Cardone, dated December 3, 2007, is incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K dated December 20, 2007.

10.27
Amendment to Employment Agreement among the Registrant, its bank subsidiary and Lori A. Wunder, dated December 3, 2007, is incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K dated December 20, 2007.

Exhibit No.	Description

10.28	A change in control agreement among the Registrant, its bank subsidiary and Ronald M. Shapiro, effective as of July 14, 2008.

11.1	Statement regarding computation of per share earnings is omitted because the computation can be clearly determined from the material incorporated by reference in this Report.

12.1	Statement of Ratio of Earnings to Fixed Charges and Preferred Dividends

14.1	Code of Ethics is incorporated by reference to Exhibit 14.1 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.

21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney.

31.1	Personal certification of the chief executive officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Personal certification of the chief financial officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Personal certification of the chief executive officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Personal certification of the chief financial officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Code of conduct is incorporated by reference to Exhibit 99.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.

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

March 13, 2009	CENTER BANCORP, INC.

	By:	/s/ ANTHONY C. WEAGLEY
Anthony C. Weagley
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant, in the capacities described below on March 13, 2009, have signed this report below.

/s/ Alexander A. Bol*	Chairman of the Board
Alexander A. Bol

/s/ Hugo Barth, III*	Director
Hugo Barth, III

/s/ Brenda Curtis*	Director
Brenda Curtis

/s/ John J. DeLaney, Jr.*	Director
John J. DeLaney, Jr.

/s/ James J. Kennedy*	Director
James J. Kennedy

/s/ Howard Kent*	Director
Howard Kent

/s/ Elliot I. Kramer*	Director
Elliot I. Kramer

/s/ Nicolas Minoia*	Director
Nicholas Minoia

/s/ Harold Schechter*	Director
Harold Schechter

/s/ Lawrence B. Seidman*	Director
Lawrence B. Seidman

/s/ William A. Thompson*	Director
William A. Thompson

/s/ Raymond Vanaria*	Director
Raymond Vanaria

/s/ Anthony C. Weagley	President and Chief Executive Officer
Anthony C. Weagley

/s/ A. Richard Abrahamian	Treasurer and Chief Financial Officer
A. Richard Abrahamian

*By:	/s/ Anthony C. Weagley
Anthony C. Weagley
Attorney-in-fact

CENTER BANCORP, INC.

EXHIBIT INDEX

Exhibit No.	Description

3.1
The Registrant’s Certificate of Incorporation, including the Registrant’s Certificate of Amendment, dated January 8, 2009,is incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated January 13, 2009.

3.2	By-Laws of the Registrant is incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10K for the year ended December 31, 1998.

4.1	Warrant to Purchase up to 173,410 shares of Common Stock, dated January 9, 2009, is incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated January 13, 2009.

10.1
Letter Agreement, dated January 9, 2009, including the Securities Purchase Agreement – Standard Terms attached thereto, between the Registrant and the United States Department of the Treasury is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated January 13, 2009.

10.2	The Registrant’s 1993 Employee Stock Option Plan is incorporated by reference to Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1993.

10.3	The Registrant’s 1993 Outside Director Stock Option Plan is incorporated by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1993.

10.5	The Registrant’s Annual Incentive Plan is incorporated by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006.

10.6
Amended and restated employment agreement among the Registrant, its bank subsidiary and Anthony C. Weagley, effective as of January 1, 2008 is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 22, 2008.

10.7
Amended and restated employment agreement among the Registrant, its bank subsidiary and Lori A. Wunder, effective as of January 1, 2007 is incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 26, 2007. See also Exhibit 10.27.

10.8
A change in control agreement among the Registrant, its bank subsidiary and A. Richard Abrahamian, effective as of February 19, 2008, is incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed with the SEC on April 22, 2008.

10.9	Directors’ Retirement Plan is incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10K for the year ended December 31, 1998.

10.10	Center Bancorp, Inc. 1999 Stock Incentive Plan is incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10K for the year ended December 31, 1999.

Exhibit No.	Description

10.11
Registrant’s Placement Agreement dated December 12, 2003 with Sandler O’Neill & Partners, L.P. to issue and sell $5 million aggregate liquidation amount of floating rate MMCapS(SM) Securities is incorporated by reference to Exhibit 10.15 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.

10.12
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

10.16
Form of Waiver, executed by each of Lori A. Wunder, A. Richard Abrahamian, Ronald M. Shapiro, William J. Boylan and Anthony C. Weagley is incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated January 13, 2009.

10.17
Form of Executive Waiver Agreement, executed by each of Lori A. Wunder, A. Richard Abrahamian, Ronald M. Shapiro, William J. Boylan and Anthony C. Weagley is incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated January 13, 2009

10.18
Registration Rights Agreement, dated September 29, 2004, relating to securities issued in a September 2004 private placement of securities, is incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated October 1, 2004.

10.19
The Registrant’s Amended and Restated 2003 Non-Employee Director Stock Option Plan, as amended and restated, is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated March 5, 2008.

10.20
Amended and restated employment agreement among the Registrant, its bank subsidiary and Julie D’Aloia, effective as of January 1, 2007, is incorporated by reference to exhibit 10.20 to the Registrant’s Annual  Report on Form 10-K for the year ended December 31, 2006. See also Exhibit 10.25.

10.21
Amended and restated employment agreement among the Registrant, its bank subsidiary and Mark S. Cardone, effective as of January 1, 2007, is incorporated by reference to Exhibit 10.4 to the Registrants current Report on Form 8-K filed with the SEC on February 26, 2007. See also Exhibit 10.26.

10.22
Registration Rights Agreement, dated June 30, 2005, relating to securities issued in a June 2005 private placement of securities, is incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated June 30, 2005.

10.23	Open Market Share Purchase Incentive Plan is incorporated by reference to exhibit 10.1 to registrant’s Current Report on Form 8-K dated January 26, 2006.

10.24	Deferred Compensation Plan. is incorporated by reference to Exhibit 10.26 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2006.

10.25
Amendment to Employment Agreement among the Registrant, its bank subsidiary and Julie D’Aloia, dated December 3, 2007, is incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated December 20, 2007.

10.26
Amendment to Employment Agreement among the Registrant, its bank subsidiary and Mark Cardone, dated December 3, 2007, is incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K dated December 20, 2007.

10.27
Amendment to Employment Agreement among the Registrant, its bank subsidiary and Lori A. Wunder, dated December 3, 2007, is incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K dated December 20, 2007.

Exhibit No.	Description

10.28	A change in control agreement among the Registrant, its bank subsidiary and Ronald M. Shapiro, effective as of July 14, 2008.

11.1	Statement regarding computation of per share earnings is omitted because the computation can be clearly determined from the material incorporated by reference in this Report.

12.1	Statement of Ratio of Earnings to Fixed Charges and Preferred Dividends

14.1	Code of Ethics is incorporated by reference to Exhibit 14.1 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.

21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney.

31.1	Personal certification of the chief executive officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Personal certification of the chief financial officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Personal certification of the chief executive officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Personal certification of the chief financial officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Code of conduct is incorporated by reference to Exhibit 99.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.

  c. Financial Statement Schedules

  All financial statement schedules are omitted because they are either inapplicable or not required, or because the required information is included in the Consolidated Financial Statements or notes thereto.