Form 10-Q
period 2009-03-31
CENTER BANCORP INC
filed 2009-05-11
CIK 712771

UNITED STATES OF AMERICA
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every
Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes   ☐   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-12 of the Exchange Act

Large accelerated Filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Common Stock, No Par Value:	12,991,312
(Title of Class)	(Outstanding at April 30, 2009)

INDEX TO FORM 10-Q

i

PART I – FINANCIAL INFORMATION

The following unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and, accordingly, do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2009, or for any other interim period. The Center Bancorp, Inc. 2008 Annual Report on Form 10-K should be read in conjunction with these financial statements.

Item 1. Financial Statements

CENTER BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CONDITION

(Dollars in Thousands, Except Per Share Data)	March 31, 2009	December 31, 2008
	(unaudited)
ASSETS
Cash and due from banks	$90,634	$15,031
Investment securities available-for-sale	266,032	242,714
Loans, net of unearned income	678,017	676,203
Less: Allowance for loan losses	6,769	6,254
Net Loans	671,248	669,949
Restricted investment in bank stocks, at cost	10,228	10,230
Premises and equipment, net	18,313	18,488
Accrued interest receivable	4,273	4,154
Bank owned life insurance	23,156	22,938
Other real estate owned	4,426	3,949
Goodwill and other intangible assets	17,087	17,110
Other assets	15,616	18,730
Total assets	$1,121,013	$1,023,293
LIABILITIES
Deposits:
Non-interest bearing	$114,607	$113,319
Interest-bearing
Time deposits $100 and over	163,392	100,493
Interest-bearing transactions, savings and time deposits $100 and less	490,380	445,725
Total deposits	768,379	659,537
Short-term borrowings	26,951	45,143
Long-term borrowings	223,259	223,297
Subordinated debentures	5,155	5,155
Accounts payable and accrued liabilities	7,840	8,448
Total liabilities	1,031,584	941,580
STOCKHOLDERS’ EQUITY
Preferred stock, $1,000 liquidation value per share:
Authorized 5,000,000 shares; issued 10,000 shares in 2009 and none in 2008	9,557	—
Common stock, no par value:
Authorized 20,000,000 shares; issued 15,190,984 shares in 2009 and 2008; outstanding 12,991,312 shares in 2009 and 2008	86,908	86,908
Additional paid in capital	5,630	5,204
Retained earnings	15,806	16,309
Treasury stock, at cost (2,199,672 shares in 2009 and 2008)	(17,796)	(17,796)
Accumulated other comprehensive loss	(10,676)	(8,912)
Total stockholders’ equity	89,429	81,713
Total liabilities and stockholders’ equity	$1,121,013	$1,023,293

See the accompanying notes to the consolidated financial statements

CENTER BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
	Three Months Ended March 31,
(Dollars in Thousands, Except Per Share Data )	2009	2008
Interest income:
Interest and fees on loans	$9,102	$8,471
Interest and dividends on investment securities:
Taxable interest income	2,380	2,765
Non-taxable interest income	343	802
Dividends	117	243
Interest on Federal funds sold and securities purchased under agreement to resell	—	79
Total interest income	11,942	12,360
Interest expense:
Interest on certificates of deposit $100 or more	778	675
Interest on other deposits	2,277	3,369
Interest on borrowings	2,508	2,629
Total interest expense	5,563	6,673
Net interest income	6,379	5,687
Provision for loan losses	1,421	150
Net interest income after provision for loan losses	4,958	5,537
Other income:
Service charges, commissions and fees	449	529
Annuities and insurance	40	17
Bank owned life insurance	218	222
Net securities gains	600	—
Other	77	98
Total other income	1,384	866
Other expense:
Salaries and employee benefits	2,393	2,352
Occupancy, net	797	759
Premises and equipment	321	366
FDIC Insurance	365	20
Professional and consulting	212	172
Stationery and printing	70	95
Marketing and advertising	130	160
Computer expense	214	141
Other	817	888
Total other expense	5,319	4,953
Income before income tax expense	1,023	1,450
Income tax expense	224	233
Net income	799	1,217
Preferred stock dividends and accretion	129	—
Net income available to common stockholders	$670	$1,217
Earnings per common share:
Basic	$0.05	$0.09
Diluted	$0.05	$0.09
Weighted average common shares outstanding :
Basic	12,991,312	13,144,747
Diluted	12,993,185	13,163,586

See the accompanying notes to the consolidated financial statements

CENTER BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(unaudited)

(Dollars in Thousands, Except Per Share Data)	Preferred Stock	Common Stock	Additional Paid In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance, December 31, 2007	$-	$86,908	$5,133	$15,161	$(16,100)	$(5,824)	$85,278
Comprehensive income:
Net income				1,217			1,217
Other comprehensive income, net of taxes						544	544
Total comprehensive income							1,761
Cash dividends declared on common stock ($0.09 per share)				(1,168)			(1,168)
Issuance cost of common stock				(5)			(5)
Exercise of stock options (21,974 shares)			20		173		193
Stock based compensation expense			45				45
Treasury stock purchased (63,898 shares)					(703)		(703)
Balance, March 31, 2008	$-	$86,908	$5,198	$15,205	$(16,630)	$(5,280)	$85,401

Balance, December 31 ,2008	$-	$86,908	$5,204	$16,309	$(17,796)	$(8,912)	$81,713
Comprehensive loss:
Net income				799			799
Other comprehensive loss, net of taxes						(1,764)	(1,764)
Total comprehensive loss							(965)
Proceeds from issuance of preferred stock & warrants	9,539		461				10,000
Accretion of discount on preferred stock	18			(18)			-
Dividends on preferred stock				(111)			(111)
Cash dividends declared on common stock ($0.09 per share)				(1,169)			(1,169)
Issuance cost of common stock				(4)			(4)
Taxes related to stock based compensation			(57)				(57)
Stock based compensation expense			22				22
Balance, March 31, 2009	$9,557	$86,908	$5,630	$15,806	$(17,796)	$(10,676)	$89,429

See the accompanying notes to the consolidated financial statements

CENTER BANCORP, INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
	Three Months Ended March 31,
(Dollars In Thousands)	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$799	$1,217
Adjustments to Reconcile Net Income to Net Cash Provided by (Used in) Operating Activities:
Depreciation and amortization	399	409
Stock based compensation expense	22	45
Provision for loan losses	1,421	150
Provision for deferred taxes	57	—
Net gain on investment securities available for sale	(600)	—
(Increase) decrease in accrued interest receivable	(119)	40
Decrease (increase) in other assets	2,637	(1,317)
Increase (decrease) in other liabilities	450	(2,091)
Increase in cash surrender value of bank owned life insurance	(218)	(222)
Amortization of premium and accretion of discount on investment securities, net	10	—
Net cash provided by (used in) operating activities	4,858	(1,769)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of investment securities available-for-sale	6,475	29,378
Net redemptions (purchases) of restricted investment in bank stock	2	(1,569)
Proceeds from sales of investment securities available-for-sale	56,458	8,626
Purchase of securities available-for-sale	(88,601)	(10,794)
Net increase in loans	(2,720)	(13,424)
Purchases of premises and equipment	(201)	(369)
Proceeds from the sale of branch facility	—	2,414
Net cash provided by (used in) investing activities	(28,587)	14,262
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	108,842	(76,146)
Net (decrease) increase in short-term borrowings	(18,192)	20,797
Proceeds from long term borrowings	—	35,000
Payment on long term borrowings	(38)	(37)
Proceeds from issuance of preferred stock and warrants	10,000	—
Cash dividends on common stock	(1,169)	(1,168)
Cash dividends on preferred stock	(50)	—
Issuance cost of common stock	(4)	(5)
Proceeds from exercise of stock options	—	193
Taxes related to stock based compensation	(57)	—
Purchase of treasury stock	—	(703)
Net cash provided by (used in) financing activities	99,332	(22,069)
Net increase (decrease) in cash and cash equivalents	75,603	(9,576)
Cash and cash equivalents at beginning of period	15,031	70,031
Cash and cash equivalents at end of period	$90,634	$60,455
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Non cash investment activities:
Trade date accounting settlements for investments	$—	$6,117
Cash paid during year for:
Interest paid on deposits and borrowings	$5,369	$6,514
Income taxes	$50	$1,659

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

CENTER BANCORP, INC. AND SUBSIDIARIES

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

Securities are evaluated on at least a quarterly basis, and more frequently when market conditions warrant such an evaluation, to determine whether a decline in their value is other-than-temporary. To determine whether a loss in value is other-than-temporary, management utilizes criteria such as the reasons underlying the decline, the magnitude and the duration of the decline and the intent and ability of the Corporation to retain its investment in the security for a period of time sufficient to allow for an anticipated recovery in the fair value. The term “other-than-temporary” is not intended to indicate that the decline is permanent, but indicates that the prospects for a near-term recovery of value is not necessarily favorable, or that there is a lack of evidence to support a realizable value equal to or greater than the carrying value of the investment. Once a decline in value is determined to be other-than-temporary, the value of the security is reduced to fair value and a corresponding charge to earnings is recognized. An impairment charge on certain investment securities of approximately $140,000 was recognized during the three months ended March 31, 2009. No impairment charge was recognized during the three months ended March 31, 2008.

Loans Held for Sale

Mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregated costs or estimated fair value. Gains and losses on sales of loans are also accounted for in accordance with SFAS No. 134 “Accounting for Mortgage Securities retained after Securitizations or Mortgage Loans Held for Sale by a Mortgage Banking Enterprise.” At March 31, 2009 and 2008, the Corporation held no loans for sale.

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

CENTER BANCORP, INC. AND SUBSIDIARIES

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

Premises and Equipment

Land is carried at cost and bank premises and equipment at cost less accumulated depreciation based on the estimated useful lives of assets, computed principally on a straight-line basis. Expenditures for maintenance and repairs are charged to operations as incurred; major renewals and betterments are capitalized. Gains and losses on sales or other dispositions are recorded as a component of other income or other expenses.

Other Real Estate Owned

Other real estate owned (“OREO”), representing property acquired through foreclosure and held for sale, are initially recorded at fair value less cost to sell at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosures, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell. Costs relating to holding the assets are charged to expenses. During the second quarter of 2008, the Corporation recorded a $26,000 loss on the sale of two OREO properties which had a carrying value of $478,000. At December 31, 2008, the Corporation’s OREO totaled $3.9 million and consisted of a residential condominium project in Union County, New Jersey. At March 31, 2009, the Corporation’s OREO totaled $4.4 million; the increase from December 31, 2008 represented construction costs incurred in completing the residential condominium project.

CENTER BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Summary of Significant Accounting Policies – (continued)

Mortgage Servicing

The Corporation performs various servicing functions on loans owned by others. A fee, usually based on a percentage of the outstanding principal balance of the loan, is received for those services. At March 31, 2009 and December 31, 2008, the Corporation was servicing approximately $9.8 million and $10.0 million, respectively, of loans for others.

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

Earnings per Common Share
Basic Earnings per Common Share (“EPS”) is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding. Diluted EPS includes any additional common shares as if all potentially dilutive common shares were issued (e.g. stock options). The Corporation’s weighted average common shares outstanding for diluted EPS include the effect of stock options outstanding using the Treasury Stock Method, which are not included in the calculation of basic EPS.

Earnings per common share have been computed based on the following:

	Three Months Ended March 31,
(In thousands, except per share amounts)	2009	2008

Net income	$799	$1,217
Preferred stock dividends and accretion	129	—
Net income available to common stockholders	$670	$1,217
Average number of common shares outstanding	12,991	13,145
Effect of dilutive options	2	19
Average number of common shares outstanding used to calculate diluted earnings per common share	12,993	13,164
Earnings per common share:
Basic	$0.05	$0.09
Diluted	$0.05	$0.09

Treasury Stock
The Corporation announced on March 27, 2006 that its Board of Directors approved an increase in its then current share buyback program to 5 percent of outstanding shares, enhancing its then current authorization by 425,825 shares to 684,965 shares. The Corporation announced on October 1, 2007 that its Board of Directors approved an additional increase in its current share buyback program to 5 percent of outstanding shares, enhancing its current authorization by 684,627 shares. On June 26, 2008, the Corporation announced that its Board of Directors approved an additional buyback of 649,712 shares. The total buyback authorization has been increased to 2,039,731 shares. Subject to limitations applicable to the Corporation, purchases may be made from time to time as, in the opinion of management, market conditions warrant, in the open market or in privately negotiated transactions. Shares repurchased will be added to the corporate treasury and will be used for future stock dividends and other issuances. As of March 31, 2009, Center Bancorp had 13.0 million shares of common stock outstanding. As of March 31, 2009, the Corporation had purchased 1,386,863 common shares at an average cost per share of $11.44 under the stock buyback program as amended on October 1, 2007 and June 26, 2008. The repurchased shares were recorded as Treasury Stock, which resulted in a decrease in stockholders’ equity. Treasury stock is recorded using the cost method and accordingly is presented as a reduction of stockholders’ equity. For the three months ended March 31, 2009, the Corporation did not purchase any of its common shares.

CENTER BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Summary of Significant Accounting Policies – (continued)

Goodwill

The Corporation adopted the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” which requires that goodwill be reported separate from other intangible assets in the Consolidated Statements of Condition and not be amortized but tested for impairment annually, or more frequently if impairment indicators arise for impairment. No impairment charge was deemed necessary for the three months ended March 31, 2009 and 2008.

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

Disclosure of comprehensive income (loss) for the three months ended March 31, 2009 and 2008 is presented in the Consolidated Statements of Changes in Stockholders’ Equity and presented in detail in Note 4 of the Notes to Consolidated Financial Statements.

Bank Owned Life Insurance

During 2001, the Corporation invested $12.5 million in Bank Owned Life Insurance (“BOLI”) to help offset the rising cost of employee benefits, and made subsequent investments in 2004 of $2.5 million and in 2006 of $2.0 million. The change in the cash surrender value of the BOLI was recorded as a component of other income and amounted to $218,000 and $222,000 in the three months ended March 31, 2009 and 2008, respectively.

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

Advertising Costs

The Corporation recognizes its marketing and advertising cost as incurred. Advertising costs were $130,000 and $160,000 for the three months ended March 31, 2009 and 2008, respectively.

Note 2 — Stock Based Compensation

The Corporation maintains two stock-based compensation plans from which new grants could be issued. The Corporation’s Stock Option Plans permit Parent Corporation common stock to be issued to key employees and directors of the Corporation and its subsidiaries. The options granted under the plans are intended to be either Incentive Stock Options or Non-qualified Options. Under the 1999 Employee Stock Incentive Plan, an aggregate of 225,345 shares remain available for grant under the plan as of March 31, 2009 and are authorized for issuance. Since the 1999 Employee Stock Incentive Plan expired on April 13, 2009, a proposal with respect to a new plan will be considered at the Corporation’s 2009 annual meeting of shareholders. Under the 2003 Non-Employee Director Stock Option Plan, an aggregate total of 470,404 shares remain available for grant under the plan as of March 31, 2009 and are authorized for issuance. Such shares may be treasury shares, newly issued shares or a combination thereof.

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

For the three months ended March 31, 2009, the Corporation’s income before income taxes and net income was reduced by $22,000 and $13,000, respectively, as a result of the compensation expense related to stock options. For the three months ended March 31, 2008, the Corporation’s income before income taxes and net income was reduced by $45,000 and $27,000, respectively, as a result of such expense.

Under the principal option plans, the Corporation may grant restricted stock awards to certain employees. Restricted stock awards are non-vested stock awards. Restricted stock awards are independent of option grants and are generally subject to forfeiture if employment terminates prior to the release of the restrictions. Such awards generally vest within 30 days to five years from the date of grant. During that period, ownership of the shares cannot be transferred. Restricted stock has the same cash dividend and voting rights as other common stock and is considered to be currently issued and outstanding. The Corporation expenses the cost of the restricted stock awards, which is determined to be the fair market value of the shares at the date of grant, ratably over the period during which the restrictions lapse. There were no restricted stock awards outstanding at March 31, 2009 and 2008.

There were 38,203 shares of common stock underlying options that were granted on both March 1, 2009 and 2008. The fair value of share-based payment awards was estimated using the Black-Scholes option pricing model with the following assumptions and weighted average fair values:

	Three Months Ended March 31,
	2009	2008

Weighted average fair value of grants	$1.48	$3.10
Risk-free interest rate	1.90%	3.03%
Dividend yield	4.69%	2.43%
Expected volatility	32.9%	30.2%
Expected life in months	69	88

CENTER BANCORP, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 — Stock Based Compensation – (continued)

       Option activity under the principal option plans as of March 31, 2009 and changes during the three months ended March 31, 2009 were as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
			(In Years)

Outstanding at December 31, 2008	185,164	$10.45
Granted	38,203	7.67
Exercised	—	—
Forfeited/cancelled/expired	(711)	6.07
Outstanding at March 31, 2009	222,656	$9.99	6.38	$11,478
Exercisable at March 31, 2009	132,348	$9.58	4.65	$11,478

The aggregate intrinsic value of options above represents the total pretax intrinsic value (the difference between the Corporation’s closing stock price on the last trading day of the first quarter of 2009 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2009. This amount changes based on the fair market value of the Corporation’s stock.

As of March 31, 2009, there was approximately $229,000 of total unrecognized compensation expense relating to unvested stock options. These costs are expected to be recognized over a weighted average period of 2.1 years.

Note 3 — Recent Accounting Pronouncements

FSP FAS 157-4

        In April 2009, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (FSP FAS 157-4). FASB Statement 157, “Fair Value Measurements”, defines fair value as the price that would be received to sell the asset or transfer the liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. FSP FAS 157-4 provides additional guidance on determining when the volume and level of activity for the asset or liability has significantly decreased. The FSP also includes guidance on identifying circumstances when a transaction may not be considered orderly.

        FSP FAS 157-4 provides a list of factors that a reporting entity should evaluate to determine whether there has been a significant decrease in the volume and level of activity for the asset or liability in relation to normal market activity for the asset or liability. When the reporting entity concludes there has been a significant decrease in the volume and level of activity for the asset or liability, further analysis of the information from that market is needed and significant adjustments to the related prices may be necessary to estimate fair value in accordance with Statement 157.

       This FSP clarifies that when there has been a significant decrease in the volume and level of activity for the asset or liability, some transactions may not be orderly. In those situations, the entity must evaluate the weight of the evidence to determine whether the transaction is orderly. The FSP provides a list of circumstances that may indicate that a transaction is not orderly. A transaction price that is not associated with an orderly transaction is given little, if any, weight when estimating fair value.

CENTER BANCORP, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 — Recent Accounting Pronouncements – (continued)

       This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity early adopting FSP FAS 157-4 must also early adopt FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”. The Corporation elected not to early adopt the position and is currently reviewing the effect this new pronouncement will have on its consolidated financial statements.

FSP FAS 115-2 and FAS 124-2

       In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (FSP FAS 115-2 and FAS 124-2). FSP FAS 115-2 and FAS 124-2 clarify the interaction of the factors that should be considered when determining whether a debt security is other-than-temporarily impaired. For debt securities, management must assess whether (a) it has the intent to sell the security and (b) it is more likely than not that it will be required to sell the security prior to its anticipated recovery. These steps are done before assessing whether the entity will recover the cost basis of the investment. Previously, this assessment required management to assert it has both the intent and the ability to hold a security for a period of time sufficient to allow for an anticipated recovery in fair value to avoid recognizing an other-than-temporary impairment. This change does not affect the need to forecast recovery of the value of the security through either cash flows or market price.

       In instances when a determination is made that an other-than-temporary impairment exists but the investor does not intend to sell the debt security and it is not more likely than not that it will be required to sell the debt security prior to its anticipated recovery, FSP FAS 115-2 and FAS 124-2 change the presentation and amount of the other-than-temporary impairment recognized in the income statement. The other-than-temporary impairment is separated into (a) the amount of the total other-than-temporary impairment related to a decrease in cash flows expected to be collected from the debt security (the credit loss) and (b) the amount of the total other-than-temporary impairment related to all other factors. The amount of the total other-than-temporary impairment related to the credit loss is recognized in earnings. The amount of the total other-than-temporary impairment related to all other factors is recognized in other comprehensive income.

       This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity early adopting FSP FAS 115-2 and FAS 124-2 must also early adopt FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”. The Corporation elected not to early adopt this position and is currently reviewing the effect this new pronouncement will have on its consolidated financial statements.

FSP FAS 107-1 and APB 28-1

       In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (FSP FAS 107-1 and APB 28-1). FSP FAS 107-1 and APB 28-1 amend FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods.

       This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity early adopting FSP FAS 107-1 and APB 28-1 must also early adopt FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” and FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”. The Corporation elected not to early adopt this position and is currently reviewing the effect this new pronouncement will have on its consolidated financial statements.

CENTER BANCORP, INC. AND SUBSIDIARIES

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

CENTER BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 — Comprehensive Income – (continued)

The changes in the components of other comprehensive income (loss), net of taxes, were as follows for the following fiscal periods:

(Dollars in Thousands)	Before Tax Amount	Tax Benefit (Expense)	Net of Tax Amount
For the three month period ended March 31, 2009:
Net unrealized losses on available for sale securities
Net unrealized holding losses arising during period	$(2,340)	$936	$(1,404)
Less reclassification adjustment for net gains arising during the period	600	(240)	360
Net unrealized losses	$(2,940)	$1,176	$(1,764)
Other comprehensive loss, net	$(2,940)	$1,176	$(1,764)

For the three month period ended March 31, 2008:
Net unrealized gains on available for sale securities
Net unrealized holding gains arising during the period	$879	$(335)	$544
Less reclassification adjustment for net gains arising during the period	—	—	—
Net unrealized gains	879	(335)	544
Other comprehensive income, net	$879	$(335)	$544

Note 5 — Fair Value Measurements and Fair Value of Financial Instruments

Management uses its best judgment in estimating the fair value of the Corporation’s financial and non-financial instruments; however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial and non-financial instruments, the fair value estimates herein are not necessarily indicative of the amounts the Corporation could have realized in a sales transaction on the dates indicated. The estimated fair value amounts have been measured as of their respective year-ends and have not been re-evaluated or updated for purposes of these financial statements subsequent to those respective dates. As such, the estimated fair values of these financial and non-financial instruments subsequent to the respective reporting dates may be different than the amounts reported at each year-end.

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

In December 2007, the FASB issued FASB Statement Position 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”). FSP 157-2 delays the effective date of SFAS No. 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. As such, the Corporation adopted the provisions of SFAS No. 157 relating to non-financial assets and liabilities in 2009. In October 2008, the FASB issued FASB Staff Position 157-3, “Determining the Fair Value of a Financial Asset When the Market for that Asset is Not Active” (“FSP 157-3”), to clarify the application of the provisions of SFAS No. 157 in an inactive market and how an entity would determine fair value in an inactive market. FSP 157-3 was applied to the Corporation’s December 31, 2008 consolidated financial statements.

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

CENTER BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 — Fair Value Measurements and Fair Value of Financial Instruments – (continued)

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

For assets and liabilities measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2009 are as follows:

		Fair Value Measurements at Reporting Date Using
	March 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(Dollars in Thousands)
Assets Measured at Fair Value on a Recurring Basis:
Securities available-for-sale	$266,032	$55,179	$182,878	$27,975

The following table presents the changes in securities available-for-sale with significant unobservable inputs (Level 3) for the quarter ended March 31:

2009
(Dollars in Thousands)
Beginning balance, January 1,	$23,554
Transfers in (out) of Level 3	4,251
Principal paydowns	5
Total net losses included in net income	(140)
Total net unrealized gains	305
Ending balance, March 31,	$27,975

The following information should not be interpreted as an estimate of the fair value of the entire Corporation since a fair value calculation is only provided for a limited portion of the Corporation’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Corporation’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Corporation’s assets measured at fair value on a recurring basis at March 31, 2009 and December 31, 2008:

CENTER BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 — Fair Value Measurements and Fair Value of Financial Instruments – (continued)

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

The table above includes pooled trust preferred securities and single name corporate trust preferred securities, which were transferred to Level 3 at September 30, 2008 due to the aforementioned market conditions. As the financial markets remained in turmoil over year-end, market pricing for these securities varied widely from one pricing service to another based on the lack of trading. As such, these securities were considered to no longer have readily observable market data that was accurate to support a fair value as prescribed by SFAS No. 157. The fair value measurement objective remained the same in that the price received by the Corporation would result from an orderly transaction (an exit price notion) and that the observable transactions considered in fair value were not forced liquidations or distressed sales at the measurement date.

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

Since June 30, 2008, the market for these pooled TRUPS has become increasingly inactive. The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which these pooled TRUPS trade and then by a significant decrease in the volume of trades relative to historical levels as well as other relevant factors. At September 30, 2008, the Corporation determined that the market for similar pooled TRUPS is not active. That determination was made considering that there are few observable transactions for similar pooled TRUPS, the prices for those transactions that have occurred are not current or represent fair value, and the observable prices for those transactions vary substantially over time, thus reducing the potential relevance of those observations. Consequently, the Corporation’s pooled TRUPS at September 30, 2008 have been classified within Level 3 because the Corporation has determined that significant adjustments using unobservable inputs are required to determine fair value at the measurement date.

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

CENTER BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 — Fair Value Measurements and Fair Value of Financial Instruments – (continued)

The fair value as of March 31, 2009 was determined by discounting the expected cash flows over the life of the security. The discount rate was determined by deriving a discount rate when the markets were considered more active for this type of security. To this estimated discount rate, additions were made for more liquid markets and increased credit risk as well as assessing the risks in the security, such as default risk and severity risk. The securities continue to make scheduled cash flows and no cash flow payment defaults have occurred to date.

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
Since June 30, 2008, the market for these single name TRUPS has become increasingly inactive. The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which these single name TRUPS trade and then by a significant decrease in the volume of trades relative to historical levels as well as other relevant factors. At September 30, 2008, the Corporation determined that the market for similar single name TRUPS is not active. That determination was made considering that there are few observable transactions for similar single name TRUPS, the prices for those transactions that have occurred are not current or represent fair value, and the observable prices for those transactions vary substantially over time, thus reducing the potential relevance of those observations. Consequently, the Corporation’s single name TRUPS at September 30, 2008 have been classified within Level 3 because the Corporation has determined that significant adjustments using unobservable inputs are required to determine fair value at the measurement date.

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

The fair value as of March 31, 2009 was determined by discounting the expected cash flows over the life of the security. The discount rate was determined by deriving a discount rate when the markets were considered more active for this type of security. To this estimated discount rate, additions were made for more liquid markets and increased credit risk as well as assessing the risks in the security, such as default risk and severity risk. The securities continue to make scheduled cash flows and no cash flow payment defaults have occurred to date.

Loans Held for Sale

Loans held for sale are required to be measured at the lower of cost or fair value. Under SFAS No. 157, market value is to represent fair value. Management obtains quotes or bids on all or part of these loans directly from the purchasing financial institutions.

CENTER BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 — Fair Value Measurements and Fair Value of Financial Instruments – (continued)

Assets Measured at Fair Value on a Non-Recurring Basis

For assets measured at fair value on a non-recurring basis, the fair value measurements used at March 31, 2009 are as follows:

		Fair Value Measurements at Reporting Date Using
(Dollars in Thousands)	March 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets Measured at Fair Value on a Non-Recurring Basis:
Impaired loans	$3,951			$3,951
Other real estate owned	4,426			4,426

The following methods and assumptions were used to estimate the fair values of the Corporation’s assets measured at fair value on a non-recurring basis at March 31, 2009 and December 31, 2008:

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

Other Real Estate Owned

Certain assets such as other real estate owned (“OREO”) are measured at fair value less cost to sell. The Corporation believes that the fair value component in its valuation follows the provisions of SFAS No. 157. Fair value of OREO is determined by sales agreements or appraisals by qualified licensed appraisers approved and hired by the Corporation. Costs to sell associated with OREO is based on estimation per the terms and conditions of the sales agreements or appraisal. Accordingly, at March 31, 2009 and December 31, 2008, the Corporation had $4.4 million and $3.9 million, respectively, in other real estate owned.

Note 6 — Components of Net Periodic Pension Cost

The following table sets forth the net periodic pension cost for the pension plan for the three months ended March 31, 2009 and 2008.

	Three Months Ended March 31,
(Dollars in Thousands)	2009	2008

Interest cost	$152	$175
Expected return on plan assets	—	(164)
Net amortization and deferral	(37)	—
Net periodic pension cost	$115	$11

CENTER BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 — Components of Net Periodic Pension Cost – (continued)

Contributions

The Corporation previously disclosed in its consolidated financial statements for the year ended December 31, 2008, that it expects to contribute $596,000 to its Pension Trust in 2009. For the three months ended March 31, 2009, the Corporation did not contribute to its Pension Trust.

Note 7 — Income Taxes

In June 2006, the FASB issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), which clarifies the accounting for uncertainty in tax positions.

The Corporation adopted the provisions of FIN 48 as of January 1, 2007. The adoption of FIN 48 did not impact the Corporation’s consolidated financial condition, results of operations or cash flows. At March 31, 2009 and December 31, 2008, the Corporation had unrecognized tax benefits of $2.5 million and $2.5 million, respectively, which primarily related to uncertainty regarding the sustainability of certain deductions to be taken in 2008 and future U.S. Federal income tax returns related to the liquidation of the Corporation’s New Jersey REIT subsidiary. To the extent these unrecognized tax benefits are ultimately recognized, they will impact the effective tax rate in a future period. For the three months ended March 31, 2009, the Corporation recorded approximately $41,000 in interest expense as a component of tax expense related to the unrecognized tax benefit.

Note 8 — Borrowed Funds

Short-Term Borrowings:

Short-term borrowings, which consist primarily of securities sold under agreements to repurchase, Federal Home Loan Bank (“FHLB”) advances and Federal funds purchased generally have maturities of less than one year. he details of these borrowings are presented in the following table.

(Dollars in Thousands)	March 31, 2009
Short-term borrowings:
Average interest rate:
At quarter end	1.51%
For the quarter	1.67%
Average amount outstanding during the quarter:	$26,842
Maximum amount outstanding at any month end:	$26,951
Amount outstanding at quarter end:	$26,951

Long-Term Borrowings:

Long-term borrowings, which consist primarily of FHLB advances and securities sold under agreements to repurchase, totaled $223.3 million and mature within one to ten years. The FHLB advances are secured by pledges of FHLB stock, 1-4 family mortgage and U.S. government and Federal agency obligations. At March 31, 2009, the FHLB advances and securities sold under agreements to repurchase had a weighted average interest rate of 4.09 percent and 4.54 percent, respectively, and are contractually scheduled for repayment as follows:

(Dollars in Thousands)	March 31, 2009
2010	$40,259
2011	22,000
2013	5,000
Thereafter	156,000
Total	$223,259

CENTER BANCORP, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 — Stockholders’ Equity and Subsequent Event

On January 12, 2009, the Corporation issued $10 million in nonvoting senior preferred stock to the U.S. Department of Treasury under the Capital Purchase Program. As part of the transaction, the Corporation also issued warrants to the Treasury to purchase 173,410 shares of common stock of the Corporation at an exercise price of $8.65 per share. As previously announced, the Corporation's voluntary participation in the Capital Purchase Program represented approximately 50 percent of the dollar amount that the Corporation qualified to receive under the Treasury program. The Corporation believes that its participation in this program will strengthen its current well-capitalized position. The funding will be used to support future loan growth.

       The Corporation’s senior preferred stock and the warrant issued under the Capital Purchase Program qualify and are accounted for as equity on the statements of condition. Of the $10 million in issuance proceeds, $9.5 million and $0.5 million were allocated to the senior preferred shares and the warrant, respectively, based upon their estimated relative fair values as of January 12, 2009. The discount of the $0.5 million recorded for the senior preferred shares is being amortized to retained earnings over a five year estimated life of the securities based on the likelihood of their redemption by the Corporation within that timeframe.

On April 24, 2009, the Board of Directors of Center Bancorp, Inc. unanimously voted to reduce its current quarterly common stock dividend from $0.09 per share to $0.03 per share, beginning with the second quarter dividend declaration.

Note 10 — Subordinated Debentures

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

The subordinated debentures are redeemable in whole or part prior to maturity on January 23, 2034. The floating interest rate on the subordinated debentures is three-month LIBOR plus 2.85 percent and reprices quarterly. The rate at March 31, 2009 was 4.02 percent.

Item 2. Management’s Discussion and Analysis (“MD&A”) of Financial Condition and Results of Operations

The purpose of this analysis is to provide the reader with information relevant to understanding and assessing the Corporation’s results of operations for the periods presented herein and financial condition as of March 31, 2009 and December 31, 2008. In order to fully appreciate this analysis, the reader is encouraged to review the consolidated financial statements and accompanying notes thereto appearing elsewhere in this report.

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

The Corporation’s accounting policies are fundamental to understanding Management’s Discussion and Analysis (“MD&A”) of financial condition and results of operations. The most significant accounting policies followed by the Corporation are presented in Note 1 of the Notes to Consolidated Financial Statements. The Corporation has identified its policies on the allowance for loan losses, issues relating to other-than-temporary impairment losses in the securities portfolio, the valuation of deferred tax assets, goodwill and the fair value of investment securities to be critical because management must make subjective and/or complex judgments about matters that are inherently uncertain and could be most subject to revision as new information becomes available. Additional information on these policies can be found below and in Note 1 of the Notes to Consolidated Financial Statements.

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

Other-Than-Temporary Impairment of Securities

Securities are evaluated on at least a quarterly basis, and more frequently when market conditions warrant such an evaluation, to determine whether a decline in their value is other-than-temporary. To determine whether a loss in value is other-than-temporary, management utilizes criteria such as the reasons underlying the decline, the magnitude and the duration of the decline and the intent and ability of the Corporation to retain its investment in the security for a period of time sufficient to allow for an anticipated recovery in the fair value. The term “other-than-temporary” is not intended to indicate that the decline is permanent, but indicates that the prospects for a near-term recovery of value is not necessarily favorable, or that there is a lack of evidence to support a realizable value equal to or greater than the carrying value of the investment. Once a decline in value is determined to be other-than-temporary, the value of the security is reduced to fair value and a corresponding charge to earnings is recognized. An impairment charge of $140,000 was recognized during the three months ended March 31, 2009 on its Lehman Brothers bond. No impairment charges were recognized during the three months ended March 31, 2008.

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

Goodwill

The Corporation adopted the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” which requires that goodwill be reported separate from other intangible assets in the Consolidated Statements of Condition and not be amortized but rather tested for impairment annually, or more frequently if impairment indicators arise. No impairment charge was deemed necessary for the three months ended March 31, 2009 and 2008.

Fair Value of Investment Securities
In October 2008, the FASB issued FSP SFAS No. 157-3, “ Determining the Fair Value of a Financial Asset When The Market for That Asset Is Not Active” (“FSP 157-3”), to clarify the application of the provisions of SFAS 157 in an inactive market and how an entity would determine fair value in an inactive market. FSP 157-3 is effective immediately and applies to the Corporation’s December 31, 2008 and March 31, 2009 financial statements. The Corporation applied the guidance in FSP 157-3 when determining fair value for the Corporation’s pooled trust preferred securities and single name corporate trust preferred securities. See Note 5, Fair Value Measurements, for further discussion.

Earnings Analysis

Net income for the three months ended March 31, 2009 amounted to $ 799,000 compared to net income of $1.2 million for the comparable three-month period ended March 31, 2008. The Corporation recorded earnings per diluted common share of $0.05 for the three months ended March 31, 2009 as compared with earnings of $0.09 per diluted common share for the three months ended March 31, 2008. Dividends and accretion relating to the preferred stock issued to the U.S. Treasury reduced earnings by approximately $0.01 per fully diluted common share. The annualized return on average assets decreased to 0.30 percent for the three months ended March 31, 2009 as compared to 0.50 percent for the comparable three-month period in 2008. The annualized return on average stockholders’ equity was 3.52 percent for the three-month period ended March 31, 2009 as compared to 5.60 percent for the three months ended March 31, 2008.

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

Net Interest Income
(tax-equivalent basis)

	Three Months Ended March 31,
			Increase	Percent
(Dollars in Thousands)	2009	2008	(Decrease)	Change
Interest income:
Investments	$2,930	$4,085	$(1,155)	(28.27)
Loans, including fees	9,102	8,471	631	7.45
Federal funds sold and securities purchased under agreement to resell	—	79	(79)	(100.00)
Restricted investment in bank stocks, at cost	87	155	(68)	(43.87)
Total interest income	12,119	12,790	(671)	(5.25)
Interest expense:
Time deposits of $100 or more	778	675	103	15.26
All other deposits	2,277	3,369	(1,092)	(32.41)
Borrowings	2,508	2,629	(121)	(4.60)
Total interest expense	5,563	6,673	(1,110)	(16.63)
Net interest income on a fully tax-equivalent basis	6,556	6,117	439	7.18
Tax-equivalent adjustment	(177)	(430)	253	(58.84)
Net interest income	$6,379	$5,687	$692	12.17

Note: The tax-equivalent adjustment was computed on an assumed statutory Federal income tax rate of 34 percent. Adjustments were made for interest earned on tax-advantaged instruments.

Net interest income on a fully tax-equivalent basis increased $439,000 or 7.2 percent to $6.6 million for the three months ended March 31, 2009 as compared to the same period in 2008. For the three months ended March 31, 2009, the net interest margin increased 7 basis points to 2.81 percent from 2.74 percent during the three months ended March 31, 2008, due primarily to lower rates paid on interest-bearing liabilities. For the three months ended March 31, 2009, a decrease in the average yield on interest-earning assets of 55 basis points was more than offset by a decrease in the average cost of interest-bearing liabilities of 82 basis points, which increased the Corporation’s net interest spread by 27 basis points for the period. On a quarterly linked sequential basis, net interest spread and margin declined by 13 basis points and 20 basis points, respectively.

For the three-month period ended March 31, 2009, interest income on a tax-equivalent basis decreased by $671,000 or 5.2 percent from the comparable three-month period in 2008. This decrease was due primarily to a decline in balances of the Corporation’s investment securities portfolio coupled with a decline in rates due to the actions taken by the Federal Reserve to lower market interest rates over the past year. The Corporation’s loan portfolio increased on average $114.3 million to $680.0 million from $565.7 million in the same quarter in 2008, primarily driven by growth in commercial real estate business related sectors of the loan portfolio. The loan portfolio represented approximately 72.8 percent of the Corporation’s interest-earning assets on average during the first quarter of 2009 as compared to 63.4 percent in the same quarter in 2008. The increase in loan volume was partially offset by the above-mentioned decline in the volume of the Corporation’s investment portfolio. Average investment volume decreased during the current three month period by $62.6 million compared to the first quarter of 2008.

The Federal Open Market Committee (FOMC) reduced rates seven times during 2008 for a total of 400 basis points. This action by the FOMC allowed the Corporation to further reduce liability costs throughout 2008 and into 2009.

For the three months ended March 31, 2009, interest expense declined by $1.1 million or 16.6 percent from the same period in 2008. The average rate of interest-bearing liabilities decreased 82 basis points to 2.64 percent for the three months ended March 31, 2009 from 3.46 percent for the three months ended March 31, 2008. At the same time, the average volume of interest-bearing liabilities increased by $73.3 million. The increase in the average balance of interest-bearing liabilities during the three months ended March 31, 2009 was primarily in time deposits (CDARS Reciprocal deposits) of $113.4 million and in savings deposits of $23.6 million, partially offset by decreases of $59.5 million in money market deposits and $8.3 million in other interest bearing deposits. Steps were taken throughout 2008 to improve the Corporation’s net interest margin by allowing the runoff of certain high rate deposits and to position the Corporation for further cash outflows during the year. The result was a steady improvement in the Corporation’s cost of funds and net interest margin during 2008. As a result of these factors, for the three months ended March 31, 2009, the Corporation’s net interest spread on a tax-equivalent basis increased to 2.55 percent from 2.28 percent for the three months ended March 31, 2008.

The following table, “Analysis of Variance in Net Interest Income Due to Volume and Rates”, analyzes net interest income on a fully tax-equivalent basis by segregating the volume and rate components of various interest-earning assets and liabilities and the changes in the rates earned and paid by the Corporation.

Analysis of Variance in Net Interest Income Due to Volume and Rates

	Three Months Ended March 31, 2009/2008 Increase (Decrease) Due to Change In:
	Average	Average	Net
(Dollars in Thousands)	Volume	Rate	Change
Interest-earning assets:
Investment securities:
Taxable	$(136)	$(251)	$(387)
Non-Taxable	(757)	(11)	(768)
Loans, net of unearned income	1,592	(961)	631
Federal funds sold and securities purchased under agreement to resell	(79)	—	(79)
Restricted investment in bank stock	6	(74)	(68)
Total interest-earning assets	626	(1,297)	(671)
Interest-bearing liabilities:
Money market deposits	(370)	(522)	(892)
Savings deposits	65	110	175
Time deposits	924	(763)	161
Other interest-bearing deposits	(54)	(379)	(433)
Borrowings and subordinated debentures	41	(162)	(121)
Total interest-bearing liabilities	606	(1,716)	(1,110)
Change in net interest income	$20	$419	$439

The following table, “Average Statement of condition with Interest and Average Rates”, presents for the three  months ended March 31, 2009 and 2008 the Corporation’s average assets, liabilities and stockholders’ equity. The Corporation’s net interest income, net interest spreads and net interest income as a percentage of interest-earning assets (net interest margin) are also reflected.

Average Statements of Condition with Interest and Average Rates

	Three Months Ended March 31,
	2009			2008
(Tax-Equivalent Basis, Dollars in Thousands)	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate

Assets:
Interest-earning assets:
Investment securities:(1)
Taxable	$207,814	$2,410	4.64%	$218,836	$2,797	5.11%
Tax-exempt	35,402	520	5.88	87,018	1,288	5.92
Loans, net of unearned income(2)	679,953	9,102	5.35	565,654	8,471	5.99
Federal funds sold and securities purchased under agreement to resell	-	-	-	10,745	79	2.94
Restricted investment in bank stocks	10,229	87	3.40	9,798	155	6.33
Total interest-earning assets	933,398	12,119	5.19	892,051	12,790	5.74
Non-interest-earning assets:
Cash and due from banks	47,130			15,623
Bank owned life insurance	23,035			22,349
Intangible assets	17,101			17,194
Other assets	44,595			37,922
Allowance for loan losses	(6,384)			(5,237)
Total non-interest earning assets	125,477			87,851
Total assets	$1,058,875			$979,902
Liabilities and stockholders’ equity
Interest-bearing liabilities:
Money market deposits	$112,392	$449	1.60%	$171,843	$1,341	3.12%
Savings deposits	86,559	315	1.46	62,965	140	0.89
Time deposits	261,771	1,780	2.72	148,411	1,619	4.36
Other interest-bearing deposits	127,823	511	1.60	136,076	944	2.77
Short-term and long-term borrowings	250,114	2,450	3.92	246,067	2,547	4.14
Subordinated debentures	5,155	58	4.50	5,155	82	6.36
Total interest-bearing liabilities	843,814	5,563	2.64	770,517	6,673	3.46
Non-interest-bearing liabilities:
Demand deposits	115,274			112,276
Other non-interest-bearing deposits	320			419
Other liabilities	8,568			9,769
Total non-interest-bearing liabilities	124,162			122,464
Stockholders’ equity	90,899			86,921
Total liabilities and stockholders’ equity	$1,058,875			$979,902
Net interest income (tax-equivalent basis)		$6,556			$6,117
Net interest spread			2.55%			2.28%
Net interest income as percent of earning-assets (net interest margin)			2.81%			2.74%
Tax-equivalent adjustment(3)		(177)			(430)
Net interest income		$6,379			$5,687
——————
(1)	Average balances for available-for-sale securities are based on amortized cost
(2)	Average balances for loans include loans on non-accrual status
(3)	The tax-equivalent adjustment was computed based on a statutory Federal income tax rate of 34 percent.

Investment Portfolio

For the three months ended March 31, 2009, the average volume of investment securities decreased by $62.6  million to approximately $243.2  million, or 26.1  percent of average earning assets, from $305.9 million on average, or 34.3 percent of average earning assets, in the comparable period in 2008. The decline is consistent with maintaining the balance sheet strategies the Corporation has previously outlined in seeking to reduce the size of its investment securities portfolio while increasing loans as a percentage of the earning-asset mix. The reduction was made in anticipation of providing cash flow for loan funding and forecasted liability outflows.

At March 31, 2009, the principal components of the investment portfolio are U.S. Treasury and U.S. Government Agency Obligations, Federal Agency Obligations including mortgage-backed securities, Obligations of U.S. states and political subdivision, corporate bonds and notes, and other debt and equity securities. The Corporation’s investment portfolio also consists of overnight investments that were made into the Reserve Primary Fund (the “Fund”), a money market fund registered with the Securities and Exchange Commission as an investment company under the Investment Company Act of 1940. On September 22, 2008, the Fund announced that redemptions of shares of the Fund were suspended pursuant to an SEC order so that an orderly liquidation could be effected for the protection of the Fund’s investors. To date, the Corporation has received four distributions from the Fund, totaling approximately 90 percent of its outstanding balance. The Fund announced that it has applied to participate in the United States Department of Treasury’s Temporary Money Market Fund Guarantee Program, participation in which is subject to approval of the Treasury Department. While the Corporation expects to recover substantially all of its current holdings in the Fund, the Corporation cannot predict when this will occur and cannot be certain as to the extent of the recovery.

During the three-month period ended March 31, 2009, the volume related factors applicable to the investment portfolio decreased revenue by $893,000, while rate related changes resulted in a decrease in revenue of $262,000 from the same period in 2008. The tax-equivalent yield on investments decreased by 52 basis points to 4.82 percent from a yield of 5.34 percent during the comparable period in 2008.

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

During the first quarter of 2009, the Corporation recorded a $140,000 other than temporary impairment charge on its Lehman Brothers bond holding. As management continues to monitor the liquidation process and re-evaluates the carrying value based on changes in current information, the Corporation deemed it prudent to further writedown this bond holding. To date, other than temporary impairment charges taken on this bond amounted to $1,440,000.

During the three months ended March 31, 2009, approximately $56.5 million in debt securities were sold from the Corporation’s available-for-sale portfolio. The cash flow from the sale of investment securities was in part used to reduce borrowings. The Corporation’s sales from its available-for-sale portfolio were made in the ordinary course of business.

At March 31, 2009, the net unrealized loss on securities available-for-sale, which is carried as a component of other comprehensive loss and included in stockholders’ equity, net of tax, amounted to a net unrealized loss of $8.2 million as compared with a net unrealized loss of $6.5 million at December 31, 2008. The gross unrealized losses associated with U.S. Treasury and Agency securities and Federal agency obligations, mortgage-backed securities, other taxable securities and tax-exempt securities are not considered to be other-than-temporary because their unrealized losses are related to changes in interest rates and do not affect the expected cash flows of the underlying collateral or issuer. The Corporation has the intent and ability to hold the investment securities for a period of time necessary to recover the amortized cost.

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

At March 31, 2009, total loans amounted to $ 678.0 million, an increase of $1.8 million or 0.3 percent as compared to December 31, 2008. Loan growth during the quarter ended March 31, 2009 occurred primarily in the commercial and commercial real estate sectors of the loan portfolio. Total gross loans originated during the quarter included $32.0 million of new loans and $15.2 million in advances, principally offset, exclusive of scheduled payments, by payoffs and extraordinary unscheduled principal payments of $37.9 million.

Total average loan volume increased $114.3 million or 20.2  percent for the three months ended March 31, 2009 as compared to the same period in 2008, while the portfolio yield decreased by 64 basis points as compared with 2008. The increased total average loan volume was due primarily to increased customer activity, new lending relationships and new markets. The volume related factors during the period contributed increased revenue of $1.6 million, while the rate related changes decreased revenue by $961,000. The decrease in yield on loans for the three month period of 2009 compared to 2008 was the result of a decrease in market interest rates as compared with 2008, coupled with a competitive rate pricing structure and tighter spreads in the market on loans which has been driven by the heightened competition for lending relationships that exists within the Corporation’s market. At March 31, 2009, the Corporation had $31.2 million in overall undisbursed loan commitments which are expected to fund over the next 90 days.

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

Allowance for Loan Losses and Related Provision

The purpose of the allowance for loan losses (“allowance”) is to absorb the impact of losses inherent in the loan portfolio. Additions to the allowance are made through provisions charged against current operations and through recoveries made on loans previously charged-off. The allowance for loan losses is maintained at an amount considered adequate by management to provide for potential credit losses based upon a periodic evaluation of the risk characteristics of the loan portfolio. In establishing an appropriate allowance, an assessment of the individual borrowers, a determination of the value of the underlying collateral, a review of historical loss experience and an analysis of the levels and trends of loan categories, delinquencies and problem loans are considered. Such factors as the level and trend of interest rates and current economic conditions and peer group statistics are also reviewed. Given the extraordinary economic volatility impacting national, regional and local markets, the Corporation’s analysis of its allowance for loan losses takes into consideration the potential impact that current trends may have on the Corporation’s borrowing base. At March 31, 2009, the level of the allowance was $6,769,000 as compared to $6,254,000 at December 31, 2008 and $5,245,000 at March 31, 2008. The Corporation had total provisions to the allowance for the three-month period ended March 31, 2009 in the amount of $1,421,000 as compared to $150,000 for the comparable period in 2008. The higher loan loss provision covered a $900,000 charge-off in connection with a $4.9 million commercial real estate construction project of industrial warehouses, which was downgraded to non-accrual status, in addition to an increase in the level of the allowance for loan losses, which was due primarily to changes in the risk ratings related to eight loans that were downgraded during the quarter. The level of the allowance during the respective periods of 2009 and 2008 reflects the credit quality within the loan portfolio, the loan volume recorded during the periods, the Corporation’s focus on the changing composition of the commercial and residential real estate loan portfolios and other related factors.

At March 31, 2009, the allowance for loan losses amounted to 1.00 percent of total loans. In management’s view, the level of the allowance at March 31, 2009 is adequate to cover losses inherent in the loan portfolio. Management’s judgment regarding the adequacy of the allowance constitutes a “Forward Looking Statement” under the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from management’s analysis, based principally upon the factors considered by management in establishing the allowance.

Although management uses the best information available, the level of the allowance for loan losses remains an estimate, which is subject to significant judgment and short-term change. Various regulatory agencies, as an integral part of their examination process, periodically review the Corporation’s allowance for loan losses. Such agencies may require the Corporation to increase the allowance based on their analysis of information available to them at the time of their examination. Furthermore, the majority of the Corporation’s loans are secured by real estate in the State of New Jersey. Future adjustments to the allowance may be necessary due to economic factors impacting New Jersey real estate and the economy in general, as well as operating, regulatory and other conditions beyond the Corporation’s control. The allowance for loan losses as a percentage of total loans amounted to 1.00 percent, 0.92 percent and 0.93 percent at March 31, 2009, December 31, 2008 and March 31, 2008, respectively.

Net charge-offs were $906,000 and $68,000 during the three months ended March 31, 2009 and 2008. The higher charge-offs for the 2009 period resulted from the previously mentioned loan placed into non-accrual status during the quarter.

Changes in the allowance for loan losses are set forth below.

	Three Months Ended March 31,
(Dollars in Thousands)	2009	2008
Average loans outstanding	$679,953	$565,654
Total loans at end of period	$678,017	$565,025
Analysis of the Allowance for Loan Losses
Balance at the beginning of year	$6,254	$5,163
Charge-offs:
Commercial loans	900	60
Residential	—	—
Installment loans	7	10
Total charge-offs	907	70
Recoveries:
Commercial	—	1
Installment loans	1	1
Total recoveries	1	2
Net charge-offs	906	68
Provision for loan losses	1,421	150
Balance at end of period	$6,769	$5,245
Ratio of net charge-offs during the period to average loans outstanding during the period (1)	0.53%	0.05%
Allowance for loan losses as a percentage of total loans at end of period	1.00%	0.93%
——————
(1)	Annualized

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

(Dollars in Thousands)	March 31, 2009	December 31, 2008	March 31, 2008

Non-accrual loans	$4,566	$541	$1,215
Troubled debt restructuring	91	93	—
Accruing loans past due 90 days or more	—	139	—
Total non-performing loans	4,657	773	1,215
Other real estate owned	4,426	3,949	478
Total non-performing assets	$9,083	$4,722	$1,693

The increase in non-accrual loans of $4.0 million at March 31, 2009 from December 31, 2008 was primarily attributable to one commercial real estate construction project of industrial warehouses, which was downgraded to non-accrual status during the quarter. The Corporation is currently working with the borrowers and the participating bank that is involved with the project, in an effort to sell or lease the remaining industrial warehouse units. Proceeds from the current units under contract, as well as remaining units, will be used to make further principal reductions to the Corporation's loan. The $91,000 carried as troubled debt restructuring represents the total modified amount required to be paid by two different one-to-four family residential developers. Each of these borrowers is expected to make monthly payments of principal without interest. These loans are secured by real estate.

Overall credit quality in the Bank’s portfolio remains high, even though the economic weakness has impacted several potential problem loans. Other known “potential problem loans” (as defined by SEC regulations) as of March 31, 2009 have been identified and internally risk rated as other assets especially mentioned or substandard. Such loans amounted to $40.3 million, $9.4 million and $5.5 million at March 31, 2009, December 31, 2008, and March 31, 2008 respectively. The change in internally risk rated assets at March 31, 2009 was attributable to eight loans that were downgraded due mainly to a variety of changing conditions, including general economic conditions and/or conditions applicable to the specific borrowers. All such loans are currently performing and management believes that a large number of issues surrounding these loans can be cured within the near term, possibly warranting a risk rating upgrade. The Corporation has no foreign loans.

At March 31, 2009, other than the loans set forth above, the Corporation is not aware of any loans which present serious doubts as to the ability of its borrowers to comply with present loan repayment terms and which are expected to fall into one of the categories set forth in the tables or descriptions above.

At March 31, 2009, the Corporation had $4.4 million in other real estate owned (OREO) as compared to $3.9 million at December 31, 2008 and $478,000 at March 31, 2008. The increase in OREO balance in the first quarter was related to the construction costs incurred in completing the above-mentioned condominium project to date.

In general, it is the policy of management to consider the charge-off of loans at the point they become past due in excess of 90 days, with the exception of loans that are both well-secured and in the process of collection.

Other Income

The following table presents the principal categories of other income.

	Three Months Ended March 31,
			Increase	Percent
(Dollars in Thousands)	2009	2008	(Decrease)	Change

Service charges, commissions and fees	$449	$529	$(80)	(15.1)
Annuities and insurance	40	17	23	135.3
Bank owned life insurance	218	222	(4)	(1.8)
Net securities gains	600	—	600	N/M
Other	77	98	(21)	(21.4)
Total other income	$1,384	$866	$518	59.8
N/M = not meaningful

For the three-month period ended March 31, 2009, total other income increased $518,000 as compared with the comparable quarter of 2008, primarily as a result of net securities gains during the first quarter of 2009. During the first quarter of 2009, the Corporation recorded net securities gains of $600,000, which is net of a $140,000 impairment charge recognized on its Lehman Brothers bond holding. Sales in the first quarter of 2009 were made in the ordinary course of business. Excluding net securities gains, the Corporation recorded other income of $784,000 in the three months ended March 31, 2009, compared to $866,000 in the three months ended March 31, 2008, a decrease of $82,000 or 9.5 percent. This decrease was due primarily to lower levels of service charges, commissions and fees offset in part by higher commissions from sales of mutual funds and annuities.

Other Expense

The following table presents the principal categories of other expense.

	Three Months Ended March 31,
			Increase	Percent
(Dollars in Thousands)	2009	2008	(Decrease)	Change

Salaries and employee benefits	$2,393	$2,352	$41	1.7
Occupancy, net	797	759	38	5.0
Premises and equipment	321	366	(45)	(12.3)
FDIC Insurance	365	20	345	1,725.0
Professional and consulting	212	172	40	23.3
Stationery and printing	70	95	(25)	(26.3)
Marketing and advertising	130	160	(30)	(18.8)
Computer expense	214	141	73	51.8
Other	817	888	(71)	(8.0)
Total other expense	$5,319	$4,953	$366	7.4

For the three months ended March 31, 2009, total other expense increased $366,000, or 7.4 percent, from the comparable three months ended March 31, 2008, principally as a result of an increase in FDIC insurance fees.

Salary and employee benefit expense for the quarter ended March 31, 2009 increased by $41,000, or 1.7 percent, to $2.4 million as compared to the same period last year. This increase was due primarily to increased expense resulting from changes in the asset valuation and expected rate of return on the Corporation’s defined pension plan, which was frozen in 2007. This increase was partially offset by reductions in staff and elimination of certain other benefit plans during the middle to later part of 2008. Full-time equivalent staffing levels were 160 at March 31, 2009 compared to 161 as of December 31, 2008 and 167 at March 31, 2008.

Occupancy and premises and equipment expenses for the quarter ended March 31, 2009 decreased $7,000, or 0.6 percent, from the comparable three-month period in 2008.

Professional and consulting expense for the three month period ended March 31, 2009 increased by $40,000, or 23.3 percent, compared to the comparable quarter of 2008 due to an increase in legal and consulting fees. The increase in the three-month period is primarily attributable to higher legal expenses in 2009.

On December 16, 2008, the FDIC adopted a final rule increasing risk-based assessment rates uniformly by 7 basis points, on an annual basis, for the first quarter of 2009. As a result of these changes coupled with one-time assessment credits recognized in 2008, FDIC insurance assessments amounted to $365,000 in the first quarter of 2009, an increase of $345,000 or 1,725 percent, over the comparable period in 2008. The FDIC also adopted an interim rule imposing an emergency special assessment of 20 basis points (20 cents for every $100 of deposits) on the entire banking industry, which will be assessed on June 30, 2009 and oayable on September 30, 2009. Subsequently, on March 5, 2009, the Chairman of the FDIC announced that it may cut the 20 basis point emergency special assessment to 10 basis points if legislation passes to expand the FDIC’s existing line of credit with the U.S. Treasury.

Marketing and advertising expense for the three months ended March 31, 2009 decreased $30,000, or 18.8 percent, from the comparable period in 2008. Computer expense for the three-month period ended March 31, 2009 increased $ 73,000, or 51.8 percent, compared to the same quarter of 2008 due primarily to fees paid to the Corporation’s outsourced information technology service provider. This previously announced strategic outsourcing agreement has significantly improved operating efficiencies and reduced overhead, primarily in salaries and benefits.

Other expense for the first quarter of 2009 totaled $817,000, a decrease of $71,000, or 8.0 percent, from the comparable period in 2008. The decrease in such expense was primarily attributable to reduced levels of postage and freight, other professional fees, loan appraisal fees and other general expenses.

During 2008, the Corporation announced a number of strategic outsourcing agreements to aid in reducing operating overhead and shrinking the infrastructure of the Corporation. The cost reduction plans resulted in the reduction of workforce by 12 staff positions during the second quarter of 2008. Additionally, the Corporation completed its outsourcing with Atlantic Central Bankers Bank Banking and Infrastructure and Technology Services, Inc. and the migration of its telecommunications lines to their service platform. The result of all of the announced strategic outsourcing initiatives is expected to result in annual cost savings of approximately $600,000. This projection represents a forward-looking statement under the Private Securities Litigation Reform Act of 1995. Actual results could differ materially as a result of unanticipated needs for additional personnel or other unanticipated factors.

Provision for Income Taxes

For the quarter ended March 31, 2009, the Corporation recorded an income tax expense of $224,000, as compared with a tax expense of $233,000 for the quarter ended March 31, 2008. The effective tax rates for the Corporation for the respective quarterly periods ended March 31, 2009 and 2008 were 21.9 percent and 16.1 percent, respectively. The increase in the effective tax rate was primarily due to a business entity restructuring which was fully completed in 2008.

Recent Accounting Pronouncements

Note 3 of the Consolidated Financial Statements discusses recent accounting pronouncements adopted by the Corporation during 2009 and the expected impact of accounting standards recently issued or proposed but not yet required to be adopted.

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

At March 31, 2009, the Corporation reflects a positive interest sensitivity gap (or an interest sensitivity ratio of 1.22:1.00) at the cumulative one-year position. Based on management’s perception that interest rates will continue to be volatile, projected increased levels of prepayments on the earning-asset portfolio and the current level of interest rates, emphasis has been, and is expected to continue to be, placed on interest-sensitivity matching with the objective of stabilizing the net interest spread during 2009. However, no assurance can be given that this objective will be met.

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

Liquidity is measured and monitored for the Corporation’s bank subsidiary, Union Center National Bank (the “Bank”). The Corporation reviews its net short-term mismatch. This measures the ability of the Corporation to meet obligations should access to Bank dividends be constrained. At March 31, 2009, the Parent Corporation had $3.3 million in cash and short-term investments compared to $2.2 million at December 31, 2008. Expenses at the Parent Corporation are moderate and management believes that the Parent Corporation has adequate liquidity to fund its obligations.

Certain provisions of long-term debt agreements, primarily subordinated debt, prevent the Corporation from creating liens on, disposing of or issuing voting stock of subsidiaries. As of March 31, 2009, the Corporation was in compliance with all covenants and provisions of these agreements.

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

Anticipated cash-flows at March 31, 2009, projected to October 1, 2009, indicates that the Bank’s liquidity should remain strong, with an approximate projection of $395.7 million in anticipated cash flows over the next twelve months. This projection represents a forward-looking statement under the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from this projection depending upon a number of factors, including the liquidity needs of the Bank’s customers, the availability of alternative sources of liquidity and general economic conditions.

Deposits

Total deposits increased $108.8 million, or 16.5 percent, to $768.4 million on March 31, 2009 from $659.5 million at December 31, 2008. Total non-interest-bearing deposits increased from $113.3 million at December 31, 2008 to $114.6 million at March 31, 2009, an increase of $1.3 million or 1.1 percent. Interest bearing demand, savings and time deposits increased $107.5 million at March 31, 2009 as compared to December 31, 2008. The increase in total deposits was primarily the result of an inflow in core savings deposits and CDARS Reciprocal deposits, as customers sought safety and more liquidity in light of the financial crisis. Time certificates of deposit of $100,000 or more increased $62.9 million as compared to year-end 2008 due to an increase in CDARS Reciprocal deposits.

The Corporation derives a significant proportion of its liquidity from its core deposit base. Total demand deposits, savings and money market accounts of $493.7 million at March 31, 2009 increased by $63.4 million, or 14.7 percent, from December 31, 2008. At March 31, 2009, total demand deposits, savings and money market accounts were 64.3 percent of total deposits compared to 66.6 percent at year-end 2008. Alternatively, the Corporation uses a more stringent calculation for the management of its liquidity positions internally, which calculation consists of total demand, savings accounts and money market accounts (excluding money market accounts greater than $100,000 and time deposits) as a percentage of total deposits. This number declined by $2.0 million, or 0.6 percent, from $349.5 million at December 31, 2008 to $347.5 million at March 31, 2009 and represented 45.2 percent of total deposits at March 31, 2009 as compared with 53.0 percent at December 31, 2008.

More volatile rate sensitive deposits, concentrated in certificates of deposit $100,000 and greater, increased to 21.3 percent of total deposits at March 31, 2009 from 15.2 percent at December 31, 2008.

Core Deposit Mix

The following table depicts the Corporation’s core deposit mix at March 31, 2009 and December 31, 2008.

					Net Change
	March 31, 2009		December 31, 2008		Volume
(Dollars in Thousands)	Amount	Percentage	Amount	Percentage	2009 vs. 2008

Non-interest bearing deposits	$114,607	33.0	$113,319	32.4	$1,288
Interest-bearing demand	132,682	38.2	139,349	39.9	(6,667)
Regular savings	60,657	17.5	56,431	16.2	4,226
Money market deposits under $100	39,525	11.3	40,419	11.5	(894)
Total core deposits	$347,471	100.0	$349,518	100.0	$(2,047)
Total deposits	$768,379		$659,537		108,842
Core deposits to total deposits	45.2%		53.0%

Borrowings

Total borrowings amounted to $255.4 million at March 31, 2009, reflecting a decrease of $18.2 million from December 31, 2008. Overnight customer repurchase transactions covering commercial customer sweep accounts totaled $27.0 million at March 31, 2009 as compared with $30.1 million at December 31, 2008. This shift in the volume of repurchase agreements also accounted for a portion of the change in non-interest bearing commercial checking accounts during the period.

Cash Flows

The consolidated statements of cash flows present the changes in cash and cash equivalents from operating, investing and financing activities. During the three months ended March 31, 2009, cash and cash equivalents (which increased overall by $75.6 million) were used on a net basis by investing activities in the amount of approximately $28.6 million, primarily from an increase in the investment and loan portfolios, offset in part by maturities and sales of investment securities. Net cash of $99.3 million was provided by financing activities, primarily due to an increase in borrowings, partially offset by a decrease in deposits. Net cash of $4.9 million was provided by operating activities, principally as a result of net income of $799,000, a $1.4 million provision for loan losses and a $2.6 million decrease in certain assets.

In comparison, as set forth in the consolidated statements of cash flows for the three months ended March 31, 2008, cash and cash equivalents (which decreased overall by $9.6 million) were used on a net basis by $22.1 million in financing activities. Cash used for the period was partially offset by $14.3 million of net cash provided in investing activities, primarily from maturities and sales of investment securities.

Stockholders’ Equity

       Total stockholders’ equity amounted to $89.4 million, or 7.98 percent of total assets, at March 31, 2009, compared to $81.7 million or 7.99 percent of total assets at December 31, 2008. Book value per common share was $6.15 at March 31, 2009, compared to $6.29 at December 31, 2008. Tangible book value (i.e., total stockholders’ equity less preferred stock, goodwill and other intangible assets) per common share was $4.83 at March 31, 2009 compared to $4.97 at December 31, 2008.

       On January 12, 2009, the Corporation issued $10 million in nonvoting senior preferred stock to the U.S. Department of Treasury under the Capital Purchase Program. As part of the transaction, the Corporation also issued warrants to the Treasury to purchase 173,410 shares of common stock of the Corporation at an exercise price of $8.65 per share. As previously announced, the Corporation's voluntary participation in the Capital Purchase Program represented approximately 50 percent of the dollar amount that the Corporation qualified to receive under the Treasury program. The Corporation believes that its participation in this program will strengthen its current well-capitalized position. The funding will be used to support future loan growth.

       The Corporation’s senior preferred stock and the warrant issued under the Capital Purchase Program qualify and are accounted for as equity on the statements of condition. Of the $10 million in issuance proceeds, $9.5 million and $0.5 million were allocated to the senior preferred shares and the warrant, respectively, based upon their estimated relative fair values as of January 12, 2009. The discount of the $0.5 million recorded for the senior preferred shares is being amortized to retained earnings over a five year estimated life of the securities based on the likelihood of their redemption by the Corporation within that timeframe.

       Tangible book value per share is a non-GAAP financial measure and represents tangible stockholders’ equity (or tangible book value) calculated on a per common share basis. The Corporation believes that a disclosure of tangible book value per share may be helpful for those investors who seek to evaluate the Corporation’s book value per share without giving effect to goodwill and other intangible assets. The following table presents a reconciliation of total book value per share to tangible book value per share as of March 31, 2009 and December 31, 2008.

	March 31,	December 31,
(Dollars in Thousands, Except per Share Data	2009	2008
Common shares outstanding	12,991,312	12,991,312
Stockholders’ equity	$89,429	$81,713
Less: Preferred Stock	9,557	—
Less: Goodwill and other intangible assets	17,087	17,110
Tangible common stockholders’ equity	$62,785	$64,603
Book value per common share	$6.15	$6.29
Less: Goodwill and other intangible assets	1.32	1.32
Tangible book value per common share	$4.83	$4.97

During the three months ended March 31, 2009, the Corporation had no purchases of common stock associated with its buy back program. For the three months ended March 31, 2008, the Corporation had purchased 63,898 shares of common stock at an average cost per share of $11.01 per share. At March 31, 2009, there were 652,868 shares available for repurchase under the Corporation’s stock buyback program. As described in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2008, the Corporation is restricted from repurchasing its Common Stock while its newly issued preferred stock is held by the Treasury.

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

In early October 2008, the Emergency Economic Stabilization Act of 2008 (“EESA”) was signed into law. The Act has numerous provisions designed to aid the availability of credit, the domestic economy and the financial institution industry. One recently announced facet of EESA’s implementation is the capital injection program for banks and bank holding companies offered by the U.S. Department of Treasury.

Risk-Based Capital/Leverage

The Tier I leverage capital at March 31, 2009 (defined as tangible stockholders’ equity for common stock and Trust Preferred Capital Securities) amounted to $87.7 million, or 8.42 percent of average total assets. At December 31, 2008, the Corporation’s Tier I leverage risk-based capital amounted to $78.2 million or 7.71 percent of average total assets. The increase reflects the Corporation's participation in the United States Government's Capital Purchase Program.

Tier I capital excludes the effect of SFAS No. 115, which amounted to $ 8.2 million of net unrealized losses, after tax, on securities available-for-sale (reported as a component of accumulated other comprehensive income which is included in stockholders’ equity) and goodwill and intangible assets of $17.1 million as of March 31, 2009.

United States bank regulators have issued guidelines establishing minimum capital standards related to the level of assets and off balance-sheet exposures adjusted for credit risk. Specifically, these guidelines categorize assets and off balance-sheet items into four risk-weightings and require banking institutions to maintain a minimum ratio of capital to risk-weighted assets.

At March 31, 2009, the Corporation’s Tier 1 and total risk-based capital ratios were 10.98 percent and 11.83 percent, respectively. These ratios are well above the minimum guidelines of capital to risk-adjusted assets in effect as of March 31, 2009.

The foregoing capital ratios are based in part on specific quantitative measures of assets, liabilities and certain off-statement of condition items as calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by the bank regulators regarding capital components, risk weightings and other factors. As of March 31, 2009, management believes that each of Union Center National Bank and Center Bancorp, Inc. meet all capital adequacy requirements to which it is subject.

Subordinated Debentures

On December 19, 2003, Center Bancorp Statutory Trust II, a statutory business trust and wholly-owned subsidiary of Center Bancorp, Inc., issued $5.0 million of, MMCapS capital securities to investors due on January 23, 2034.

The capital securities presently qualify as Tier I capital. The trust loaned the proceeds of this offering to the Corporation and received in exchange $5.2 million of the Parent Corporation’s subordinated debentures. The subordinated debentures are redeemable in whole or part. The floating interest rate on the subordinated debentures is three-month LIBOR plus 2.85% and reprices quarterly. The rate at March 31, 2009 was 4.02%.

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

The financial market place is rapidly changing and currently is in flux. The U.S. Treasury and banking regulators are implementing a number of programs under relatively new legislation to address capital and liquidity issues in the banking system. It is difficult to assess whether Congress’ intervention will have short-term and/or long-term positive effects.

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

This “Looking Forward” description constitutes a forward-looking statement under the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from those projected in the Corporation’s forward-looking statements due to numerous known and unknown risks and uncertainties, including the factors referred to in this quarterly report and in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008.

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

Based on the results of the interest simulation model as of March 31, 2009, and assuming that management does not take action to alter the outcome, the Corporation would expect a decrease of 0.04 percent in net interest income if interest rates increased by 200 basis points from current rates in a gradual and parallel rate ramp over a twelve month period. As market rates declined to historic lows at March 31, 2009, the Corporation did not feel that modeling a down rate scenario was realistic in the current environment.

Based on management’s perception that interest rates will continue to be volatile, projected increased levels of prepayments on the earning-asset portfolio and the current level of interest rates, emphasis has been, and is expected to continue to be, placed on interest-sensitivity matching with the objective of stabilizing the net interest spread during 2009. However, no assurance can be given that this objective will be met.

Equity Price Risk

We are also exposed to equity price risk inherent in our portfolio of publicly traded equity securities, which had an estimated fair value of $0.6 million at March 31, 2009 and $0.7 million at December 31, 2008. We monitor our equity investments for impairment on a periodic basis. In the event that the carrying value of the equity investment exceeds its fair value, and we determine the decline in value to be other than temporary, we reduce the carrying value to its current fair value. During 2009, the Corporation recorded no other than temporary impairment charges on its equity security holdings.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

As of March 31, 2009, the Corporation had purchased 1,386,863 common shares at an average cost per share of $ 11.44 under stock buyback programs announced in 2006 and 2007. The repurchased shares were recorded as Treasury Stock, which resulted in a decrease in stockholders’ equity. During the three months ended March 31, 2009, there were no shares repurchased.

Information concerning the first quarter 2009 stock repurchases is set forth below.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (1)

Jan 1 through Jan 31, 2009	—	$—	1,386,863	652,868
Feb 1 through Feb 28, 2009	—	—	1,386,863	652,868
Mar 1through Mar 31, 2009	—	—	1,386,863	652,868
Total	—	$—	1,386,863	652,868
——————
(1)
On June 26, 2008, the Board approved an increase in its current share buyback program to an additional 5% of outstanding shares, enhancing its current authorization by 649,712 shares. Any purchases by the Corporation may be made, from time to time, in the open market, in privately negotiated transactions or otherwise, subject to restrictions under the Capital Purchase Program.

       On January 12, 2009, the Corporation issued $10 million in nonvoting senior preferred stock to the U.S. Department of Treasury under the Capital Purchase Program. As part of the transaction, the Corporation also issued warrants to the Treasury to purchase 173,410 shares of common stock of the Corporation at an exercise price of $8.65 per share. These securities were not registered under the Securities Act of 1933, but rather wee issued pursuant to an exemption from such requirements (pursuant Section 4(2) of the Securities Act of 1933) afforded to the private placement of securities. There was a single investor in this issuance - the United States Treasury.

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

CENTER BANCORP, INC.

By:	/s/ Anthony C. Weagley	By:	/s/ A. Richard Abrahamian
	Anthony C. Weagley, President and Chief Executive Officer		A. Richard Abrahamian, Treasurer and Chief Financial Officer

	Date: May 8, 2009		Date: May 8, 2009

EXHIBIT INDEX

Exhibit 31.1	Certification of the Chief Executive Officer of the Corporation Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2	Certification of the Chief Financial Officer of the Corporation Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1	Certification of the Chief Executive Officer of the Corporation Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2	Certification of the Chief Financial Officer of the Corporation Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002