Form 10-Q
period 2009-06-30
CENTER BANCORP INC
filed 2009-08-10
CIK 712771

UNITED STATES OF AMERICA
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________

FORM 10-Q
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2009
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number 2-81353
_______________

CENTER BANCORP, INC.
(Exact Name of Registrant as Specified in Its Charter)
_______________

New Jersey	52-1273725
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

2455 Morris Avenue,
Union, New Jersey 07083
(Address of Principal Executive Offices) (Zip Code)

(908) 688-9500
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes   ☐   No  ☐ Not applicable to the Registrant.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-12 of the Exchange Act

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
_______________

Common Stock, No Par Value:	13,000,601
(Title of Class)	(Outstanding at July 31, 2009)

i

PART I – FINANCIAL INFORMATION

The following unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and, accordingly, do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2009, or for any other interim period. The Center Bancorp, Inc. 2008 Annual Report on Form 10-K should be read in conjunction with these financial statements.

Item 1. Financial Statements

CENTER BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CONDITION

(Dollars in Thousands, Except Per Share Data)	June 30, 2009	December 31, 2008
	(unaudited)
ASSETS
Cash and due from banks	$176,784	$15,031
Investment securities available-for-sale	378,895	242,714
Loans	694,214	676,203
Less: Allowance for loan losses	6,917	6,254
Net Loans	687,297	669,949
Restricted investment in bank stocks, at cost	10,675	10,230
Premises and equipment, net	18,430	18,488
Accrued interest receivable	4,671	4,154
Bank owned life insurance	25,888	22,938
Other real estate owned	3,500	3,949
Goodwill and other intangible assets	17,066	17,110
Other assets	18,397	18,730
Total assets	$1,341,603	$1,023,293
LIABILITIES
Deposits:
Non-interest bearing	$130,115	$113,319
Interest-bearing
Time deposits $100 and over	269,770	100,493
Interest-bearing transactions, savings and time deposits $100 and less	555,257	445,725
Total deposits	955,142	659,537
Short-term borrowings	24,122	45,143
Long-term borrowings	223,221	223,297
Subordinated debentures	5,155	5,155
Accounts payable and accrued liabilities	8,659	8,448
Due to brokers for investment securities	35,846	—
Total liabilities	1,252,145	941,580
STOCKHOLDERS’ EQUITY
Preferred stock, $1,000 liquidation value per share:
Authorized 5,000,000 shares; issued 10,000 shares in 2009 and none in 2008	9,578	—
Common stock, no par value:
Authorized 20,000,000 shares; issued 15,190,984 shares in 2009 and 2008; outstanding 13,000,601 shares in 2009 and 12,991,312 shares in 2008	86,908	86,908
Additional paid in capital	5,636	5,204
Retained earnings	16,458	16,309
Treasury stock, at cost (2,190,383 shares in 2009 and 2,199,672 shares in 2008)	(17,720)	(17,796)
Accumulated other comprehensive loss	(11,402)	(8,912)
Total stockholders’ equity	89,458	81,713
Total liabilities and stockholders’ equity	$1,341,603	$1,023,293

See the accompanying notes to the consolidated financial statements

CENTER BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in Thousands, Except Per Share Data )	2009	2008	2009	2008
Interest income:
Interest and fees on loans	$9,211	$8,677	$18,313	$17,148
Interest and dividends on investment securities:
Taxable interest income	3,079	2,635	5,459	5,400
Non-taxable interest income	245	675	588	1,477
Dividends	171	213	288	456
Interest on Federal funds sold and securities purchased under agreement to resell	—	30	—	109
Total interest income	12,706	12,230	24,648	24,590
Interest expense:
Interest on certificates of deposit $100 or more	989	537	1,767	1,212
Interest on other deposits	2,552	2,499	4,829	5,868
Interest on borrowings	2,538	2,765	5,046	5,394
Total interest expense	6,079	5,801	11,642	12,474
Net interest income	6,627	6,429	13,006	12,116
Provision for loan losses	156	521	1,577	671
Net interest income after provision for loan losses	6,471	5,908	11,429	11,445
Other income:
Service charges, commissions and fees	440	513	889	1,042
Annuities and insurance	45	38	85	55
Bank owned life insurance	257	227	475	449
Net investment securities gains	1,710	225	2,310	225
Other	99	113	176	211
Total other income	2,551	1,116	3,935	1,982
Other expense:
Salaries and employee benefits	2,507	2,524	4,900	4,876
Occupancy, net	583	734	1,380	1,493
Premises and equipment	319	356	640	722
FDIC insurance	940	20	1,305	40
Professional and consulting	236	190	448	362
Stationery and printing	102	118	172	213
Marketing and advertising	141	188	271	348
Computer expense	228	226	442	367
OREO expense, net	1,375	31	1,408	64
Other	883	801	1,667	1,656
Total other expense	7,314	5,188	12,633	10,141
Income before income tax expense	1,708	1,836	2,731	3,286
Income tax expense	507	428	731	661
Net income	1,201	1,408	2,000	2,625
Preferred stock dividends and accretion	148	—	277	—
Net income available to common stockholders	$1,053	$1,408	$1,723	$2,625
Earnings per common share:
Basic	$0.08	$0.11	$0.13	$0.20
Diluted	$0.08	$0.11	$0.13	$0.20
Weighted average common shares outstanding :
Basic	12,994,429	13,070,868	12,992,879	13,107,808
Diluted	12,996,544	13,083,558	12,994,518	13,123,136

See the accompanying notes to the consolidated financial statements

CENTER BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(unaudited)

(Dollars in Thousands, Except Per Share Data)	Preferred Stock	Common Stock	Additional Paid In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance, December 31, 2007	$-	$86,908	$5,133	$15,161	$(16,100)	$(5,824)	$85,278
Comprehensive income:
Net income				2,625			2,625
Other comprehensive loss, net of taxes						(3,795)	(3,795)
Total comprehensive income							1,170
Cash dividends declared on common stock ($0.18 per share)				(2,343)			(2,343)
Issuance cost of common stock				(5)			(5)
Exercise of stock options (21,974 shares)			20		173		193
Stock based compensation expense			81				81
Treasury stock purchased (63,898 shares)					(1,641)		(1,641)
Balance, June 30, 2008	$-	$86,908	$5,234	$15,438	$(17,568)	$(9,619)	$80,393

Balance, December 31, 2008	$-	$86,908	$5,204	$16,309	$(17,796)	$(8,912)	$81,713
Comprehensive loss:
Net income				2,000			2,000
Other comprehensive loss, net of taxes						(2,490)	(2,490)
Total comprehensive loss							(490)
Proceeds from issuance of preferred stock & warrants	9,539		461				10,000
Accretion of discount on preferred stock	39			(39)			-
Dividends on preferred stock				(238)			(238)
Cash dividends declared on common stock ($0.12 per share)				(1,559)			(1,559)
Issuance cost of common stock				(15)			(15)
Exercise of stock options (9,289 shares)			(19)		76		57
Taxes related to stock based compensation			(57)				(57)
Stock based compensation expense			47				47
Balance, June 30, 2009	$9,578	$86,908	$5,636	$16,458	$(17,720)	$(11,402)	$89,458

See the accompanying notes to the consolidated financial statements

CENTER BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
(Dollars In Thousands)	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,000	$2,625
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and amortization	743	851
Stock based compensation expense	47	81
Provision for loan losses	1,577	671
Provision for deferred taxes	57	—
Net gain on investment securities	(2,310)	(225)
Net loss on premises, equipment and OREO	926	83
(Increase) decrease in accrued interest receivable	(517)	388
Decrease (increase) in other assets	3,126	(696)
Increase (decrease) in other liabilities	14,366	(2,021)
Increase in cash surrender value of bank owned life insurance	(475)	(449)
Amortization of premium and accretion of discount on investment securities, net	165	38
Net cash provided by operating activities	19,705	1,346
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities, calls and paydowns of investment securities available-for-sale	25,869	29,793
Net purchases of restricted investment in bank stock	(445)	(1,858)
Proceeds from sales of investment securities available-for-sale	195,907	22,980
Purchase of investment securities available-for-sale	(338,745)	(2,263)
Net increase in loans	(18,925)	(79,726)
Purchases of premises and equipment	(641)	(1,660)
Capital expenditure addition to OREO	(477)	—
Purchase of bank owned life insurance	(2,475)	—
Proceeds from the sale of branch facility, equipment & premises and OREO	—	2,884
Net cash used in investing activities	(139,932)	(29,850)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	295,605	(77,880)
Net (decrease) increase in short-term borrowings	(21,021)	21,395
Proceeds from long term borrowings	—	35,000
Payment on long term borrowings	(76)	(74)
Proceeds from issuance of preferred stock and warrants	10,000	—
Cash dividends on common stock	(2,338)	(2,343)
Cash dividends on preferred stock	(175)	—
Issuance cost of common stock	(15)	(5)
Proceeds from exercise of stock options	57	193
Taxes related to stock based compensation	(57)	—
Purchase of treasury stock	—	(1,641)
Net cash provided by (used in) financing activities	281,980	(25,355)
Net increase (decrease) in cash and cash equivalents	161,753	(53,859)
Cash and cash equivalents at beginning of period	15,031	70,031
Cash and cash equivalents at end of period	$176,784	$16,172
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Non cash investment activities:
Trade date accounting settlements for investments, net	$21,288	$3,552
Cash paid during year for:
Interest paid on deposits and borrowings	$11,317	$12,325
Income taxes	$184	$2,252

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

Business

The Parent Corporation is a financial services bank holding company whose principal activity is the ownership and management of Union Center National Bank as mentioned above. The Bank provides a full range of banking services to individual and corporate customers through branch locations in Union and Morris counties, New Jersey. In the lending area, the Bank’s services include short and medium term loans, lines of credit, letters of credit, working capital, real estate and mortgage loans. In the depository area, the Bank offers demand deposits, savings accounts and time deposits. In addition, the Bank offers collection services, wire transfers, night depository and lock box services. The Bank is subject to competition from other financial institutions and the regulations of certain federal and state agencies and undergoes periodic examinations by those regulatory authorities.

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

Securities are evaluated on at least a quarterly basis, and more frequently when market conditions warrant such an evaluation, to determine whether a decline in their value is other-than-temporary. FAS 115-2 and FAS 124-2 clarify the interaction of the factors that should be considered when determining whether a debt security is other–than-temporarily impaired. For debt securities, management must assess whether (a) it has the intent to sell the security and (b) it is more likely than not that it will be required to sell the security prior to its anticipated recovery. These steps are done before assessing whether the entity will recover the cost basis of the investment. Previously, this assessment required management to assert it has both the intent and the ability to hold a security for a period of time sufficient to allow for anticipated recovery in fair value to avoid recognizing an other-than-temporary impairment. This change does not affect the need to forecast recovery of the value of the security through either cash flows or market price.

In instances when a determination is made that an other-than-temporary impairment exists but the investor does not intend to sell the debt security and it is not more likely than not that it will be required to sell the debt security prior to its anticipated recovery, FAS 115-2 and FAS 124-2 change the presentation and amount of the other-than-temporary impairment recognized in the income statement. The other-than-temporary impairment is separated into (a) the amount of the total other-than-temporary impairment related to a decrease in cash flows expected to be collected from the debt security (the credit loss) and (b) the amount of the total other-than-temporary impairment related to all other factors. The amount of the total other-than-temporary impairment related to the credit loss is recognized in earnings. The amount of the total other-than-temporary impairment related to all other factors is recognized in other comprehensive income. An impairment charge on certain investment securities of approximately $140,000 was recognized during the six months ended June 30, 2009. No impairment charge was recognized during the six months ended June 30, 2008.

Loans Held for Sale

Mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregated costs or estimated fair value. Gains and losses on sales of loans are also accounted for in accordance with SFAS No. 134 “Accounting for Mortgage Securities retained after Securitizations or Mortgage Loans Held for Sale by a Mortgage Banking Enterprise.” At June 30, 2009 and 2008, the Corporation held $1.6 million and $0, respectively, of loans held for sale, which is included in loans.

Loans are stated at their principal amounts less net deferred loan origination costs. Interest income is credited as earned except when a loan becomes past due 90 days or more and doubt exists as to the ultimate collection of interest or principal; in those cases the recognition of income is discontinued. When a loan is placed on non-accrual status, interest accruals cease and uncollected accrued interest is reversed and charged against current income.

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

Other Real Estate Owned

Other real estate owned (“OREO”), representing property acquired through foreclosure and held for sale, are initially recorded at fair value less cost to sell at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosures, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell. Costs relating to holding the assets are charged to expenses. During the second quarter of 2008, the Corporation recorded a $26,000 loss on the sale of two OREO properties which had a carrying value of $478,000. At December 31, 2008, the Corporation’s OREO totaled $3.9 million and consisted of a residential condominium project in Union County, New Jersey. At June 30, 2009, the Corporation’s OREO totaled $3.5 million; the decrease from December 31, 2008 represented a writedown of the carrying value of the residential condominium project. The Corporation currently has a contract for sale on the project, which is expected to close during the third quarter of 2009.

CENTER BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Summary of Significant Accounting Policies – (continued)

Mortgage Servicing

The Corporation performs various servicing functions on loans owned by others. A fee, usually based on a percentage of the outstanding principal balance of the loan, is received for those services. At June 30, 2009 and December 31, 2008, the Corporation was servicing approximately $9.0 million and $10.0 million, respectively, of loans for others.

Employee Benefit Plans

The Corporation had a non-contributory pension plan covering all eligible employees up until September 30, 2007, at which time the Corporation froze its defined benefit pension plan. The Corporation’s policy is to fund at least the minimum contribution required by the Employee Retirement Income Security Act of 1974. The costs associated with the plan are accrued based on actuarial assumptions and included in other expense.

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

Earnings per common share have been computed based on the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share amounts)	2009	2008	2009	2008

Net income	$1,201	$1,408	$2,000	$2,625
Preferred stock dividends and accretion	148	0	277
Net income available to common shareholders	$1,053	$1,408	$1,723	$2,625
Average number of common share outstanding	12,995	13,071	12,993	13,108
Effect of dilutive options	2	13	2	15
Average number of common shares outstanding used
to calculate diluted earnings per common share	12,997	13,084	12,995	13,123
Earning per common share:
Basic	$0.08	$0.11	$0.13	$0.20
Diluted	$0.08	$0.11	$0.13	$0.20

Treasury Stock

The Corporation announced on March 27, 2006 that its Board of Directors approved an increase in its then current share buyback program to 5 percent of outstanding shares, enhancing its then current authorization by 425,825 shares to 684,965 shares. The Corporation announced on October 1, 2007 that its Board of Directors approved an additional increase in its current share buyback program to 5 percent of outstanding shares, enhancing its current authorization by 684,627 shares. On June 26, 2008, the Corporation announced that its Board of Directors approved an additional buyback of 649,712 shares. The total buyback authorization has been increased to 2,039,731 shares. Subject to limitations applicable to the Corporation, purchases may be made from time to time as, in the opinion of management, market conditions warrant, in the open market or in privately negotiated transactions. Shares repurchased will be added to the corporate treasury and will be used for future stock dividends and other issuances.  As of June 30, 2009, Center Bancorp had 13.0 million shares of common stock  outstanding. As of June 30, 2009, the Corporation had purchased 1,386,863 common shares at an average cost per share of $11.44 under the stock buyback program as amended on October 1, 2007 and June 26, 2008. The repurchased shares were recorded as Treasury Stock, which resulted in a decrease in stockholders’ equity. Treasury stock is recorded using the cost method and accordingly is presented as a reduction of stockholders’ equity. For the six months ended June 30, 2009, the Corporation did not purchase any of its common shares.

CENTER BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Summary of Significant Accounting Policies – (continued)

Goodwill

The Corporation adopted the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” which requires that goodwill be reported separate from other intangible assets in the Consolidated Statements of Condition and not be amortized but tested for impairment annually, or more frequently if impairment indicators arise for impairment. No impairment charge was deemed necessary for the six months ended June 30, 2009 and 2008.

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

Disclosure of comprehensive income (loss) for the six months ended June 30, 2009 and 2008 is presented in the Consolidated Statements of Changes in Stockholders’ Equity and presented in detail in Note 4 of the Notes to Consolidated Financial Statements.

Bank Owned Life Insurance

During 2001, the Corporation invested $12.5 million in Bank Owned Life Insurance (“BOLI”) to help offset the rising cost of employee benefits, and made subsequent investments in 2004 of $2.5 million and in 2006 of $2.0 million. During the second quarter of 2009, the Corporation purchased two additional policies for $2.5 million. The change in the cash surrender value of the BOLI was recorded as a component of other income and amounted to $475,000 and $449,000 in the six months ended June 30, 2009 and 2008, respectively.

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

Advertising Costs

The Corporation recognizes its marketing and advertising cost as incurred. Advertising costs were $271,000 and $348,000 for the six months ended June 30, 2009 and 2008, respectively.

Note 2 — Stock Based Compensation

The Corporation maintains two stock-based compensation plans from which new grants could be issued. The Corporation’s Stock Option Plans permit Parent Corporation common stock to be issued to key employees and directors of the Corporation and its subsidiaries. The options granted under the plans are intended to be either Incentive Stock Options or Non-qualified Options. Since the 1999 Employee Stock Incentive Plan expired on April 13, 2009, a proposal with respect to a new plan was approved by the stockholders at the Corporation’s 2009 annual meeting of shareholders. Under the new 2009 Equity Incentive Plan, an aggregate of 400,000 shares are available for issuance. Under the 2003 Non-Employee Director  Stock Option Plan, an aggregate total of 470,404 shares remain available for grant under the plan as of June 30, 2009 and are authorized for issuance. Such shares may be treasury shares, newly issued shares or a combination thereof.

CENTER BANCORP, INC. AND SUBSIDIARIES

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

For the six months ended June 30, 2009, the Corporation’s income before income taxes and net income was reduced by $47,000 and $28,000, respectively, as a result of the compensation expense related to stock options. For the six months ended June 30, 2008, the Corporation’s income before income taxes and net income was reduced by $81,000 and $49,000, respectively, as a result of such expense.

Under the principal option plans, the Corporation may grant restricted stock awards to certain employees. Restricted stock awards are non-vested stock awards. Restricted stock awards are independent of option grants and are generally subject to forfeiture if employment terminates prior to the release of the restrictions. Such awards generally vest within 30 days to five years from the date of grant. During that period, ownership of the shares cannot be transferred. Restricted stock has the same cash dividend and voting rights as other common stock and is considered to be currently issued and outstanding. The Corporation expenses the cost of the restricted stock awards, which is determined to be the fair market value of the shares at the date of grant, ratably over the period during which the restrictions lapse. There were no restricted stock awards outstanding at June 30, 2009 and 2008.

There were 38,203 shares of common stock underlying options that were granted during both the six months ended June 30, 2009 and 2008. The fair value of share-based payment awards was estimated using the Black-Scholes option pricing model with the following assumptions and weighted average fair values:

	Six Months Ended June 30,
	2009	2008

Weighted average fair value of grants	$1.48	$3.10
Risk-free interest rate	1.90%	3.03%
Dividend yield	4.69%	2.43%
Expected volatility	32.9%	30.2%
Expected life in months	69	88

CENTER BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 — Stock Based Compensation – (continued)

Option activity under the principal option plans as of June 30, 2009 and changes during the six months ended June 30, 2009 were as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
			(In Years)

Outstanding at December 31, 2008	185,164	$10.45
Granted	38,203	7.67
Exercised	(9,289)	6.07
Forfeited/cancelled/expired	(12,692)	10.73
Outstanding at June 30, 2009	201,386	$10.11	6.03	$34,222
Exercisable at June 30, 2009	133,655	$10.15	4.53	$17,552

The aggregate intrinsic value of options above represents the total pretax intrinsic value (the difference between the Corporation’s closing stock price on the last trading day of the second quarter of 2009 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2009. This amount changes based on the fair market value of the Corporation’s stock.

As of June 30, 2009, there was approximately $177,000 of total unrecognized compensation expense relating to unvested stock options. These costs are expected to be recognized over a weighted average period of 2.6 years.

Note 3 — Recent Accounting Pronouncements

In April 2009, the Financial Accounting Standards Board (FASB) issued three amendments to the fair value measurement, disclosure and other-than-temporary impairment standards:

•	FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions that are Not Orderly.”

•	FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.”

•	FAS 107 and APB 28-1, “Interim Disclosure about Fair Value of Financial Instruments.”

FASB SFAS No. 157, “Fair Value Measurements” (FAS 157) defines fair value as the price that would be received to sell the asset or transfer the liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. FAS 157-4 provides additional guidance on identifying circumstances when a transaction may not be considered orderly.

FAS 157-4 provides a list of factors that a reporting entity should evaluate to determine whether there has been a significant decrease in the volume and level of activity for the asset or liability in relation to normal market activity for the asset or liability. When the reporting entity concludes there has been a significant decrease in the volume and level of activity for the asset or liability, further analysis of the information from that market is needed and significant adjustments to the related prices may be necessary to estimate fair value in accordance with FAS 157.

CENTER BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 — Recent Accounting Pronouncements – (continued)

FAS 157-4 clarifies that when there has been a significant decrease in the volume and level of activity for the asset or liability, some transactions may not be orderly. In those situations, the entity must evaluate the weight of evidence to determine whether the transaction is orderly. It also provides a list of circumstances that may indicate that a transaction is not orderly. A transaction price that is not associated with an orderly transaction is given little, if any, weight when estimating fair value.

FAS 115-2 and 124-2 amends other-than-temporary impairment guidance for debt securities and expands disclosure requirements for other-than-temporarily impaired debt and equity securities. FAS 115-2 requires companies to record other-than-temporary impairment charges, through earnings, if they have the intent to sell, or will more likely than not be required to sell, an impaired debt security before a recovery of its amortized cost basis. In addition, FAS 115-2 requires companies to record other-than-temporary impairment charges through earnings for the amount of credit losses, regardless of the intent or requirement to sell. Credit loss is measured as the difference between the present value of an impaired debt security's cash flows and its amortized cost basis. Non-credit related write-downs to fair value must be recorded as decreases to accumulated other comprehensive income as long as a company has no intent or requirement to sell an impaired security before a recovery of amortized cost basis. Finally, FAS 115-2 requires companies to record all previously recorded non-credit related other-than-temporary impairment charges for debt securities as cumulative effect adjustments to retained earnings as of the beginning off the period of adoption.

FAS 107-1 and APB 28-1 amend FASB Statement No. 107, “Disclosures about Fair Value of Financial Instrument”(FAS 107) to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FAS 107-1 also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods.

All three FASB Staff Positions discussed herein include substantial additional disclosure requirements. The effective date for these new standards is the same: interim and annual reporting periods ended after June 15, 2009. The Corporation adopted these standards at June 30, 2009 and there was not a material impact on its consolidated financial statements.

FAS 165

On May 28, 2009, the FASB issued SFAS No. 165, “Subsequent Events” (FAS 165). Under FAS 165, companies are required to evaluate events and transactions that occur after the balance sheet date but before the date the financial statements are issued, or available to be issued in the case of non-public entities. FAS 165 requires entities to recognize in the financial statements the effect of all events or transactions that provide additional evidence of conditions that existed at the balance sheet date, including the estimates inherent in the financial preparation process. Entities shall not recognize the impact of events or transactions that provide evidence about conditions that did not exist at the balance sheet date but arose after that date. FAS 165 also requires entities to disclose the date through which subsequent events have been evaluated. FAS 165 was effective for interim and annual reporting periods ending after June 15, 2009. The Corporation adopted the provisions of FAS 165 for the quarter ended June 30, 2009. Management has reviewed events occurring through August 10, 2009, the date the financial statements were issued, and has concluded that no additional subsequent events have occurred requiring accrual or disclosure.

CENTER BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 — Recent Accounting Pronouncements – (continued)

FAS 166 and 167

On June 12, 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets” (FAS 166), and SFAS No.167, “Amendments to FASB Interpretation No. 46(R)” (FAS 167), which change the way entities account for securitizations and special-purpose entities.

FAS 166 is a revision to FAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” and will require more information about transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. FAS 166 also eliminates the concept of a “qualifying special-purpose entity”, changes the requirements for derecognizing financial assets and requires additional disclosures.

FAS 167 is a revision to FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities,” and changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance.

Both FAS 166 and FAS 167 will be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. The recognition and measurement provisions of FAS 166 shall be applied to transfers that occur on or after the effective date. The Corporation will adopt both FAS 166 and FAS 167 on January 1, 2010, as required. The Corporation is currently assessing the impact this adoption may have on the Corporation’s consolidated financial statements.

FAS 168

On June 29, 2009, the FASB issued SFAS No. 168 (FAS 168) Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162. FAS 168 establishes the FASB Accounting Standards CodificationTM as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with US GAAP. FAS 168 will be effective for financial statements issued for interim and annual periods ending after September 15, 2009, for most entities. On the effective date, all non-SEC accounting and reporting standards will be superseded. The Corporation will adopt FAS 168 for the quarterly period ending September 30, 2009, as required, and adoption is not expected to have a material impact on the Corporation’s financial statements taken as a whole.

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

Note 4 — Comprehensive Income (Loss)

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

The changes in the components of other comprehensive income (loss), net of taxes, were as follows for the following fiscal periods:

(Dollars in Thousands)	Before Tax Amount	Tax Benefit (Expense)	Net of Tax Amount
For the six month period ended June 30, 2009:
Net unrealized losses on available for sale securities
Net unrealized holding losses arising during period	$(1,830)	$726	$(1,104)
Less reclassification adjustment for net gains arising during the period	2,310	(924)	1,386
Net unrealized losses	(4,140)	1,650	(2,490)
Other comprehensive loss, net	$(4,140)	$1,650	$(2,490)

For the six month period ended June 30, 2008:
Net unrealized losses on available for sale securities
Net unrealized holding losses arising during the period	$(6,314)	$2,653	$(3,661)
Less reclassification adjustment for net gains arising during the period	225	(91)	134
Net unrealized losses	(6,539)	2,744	(3,795)
Other comprehensive loss, net	$(6,539)	$2,744	$(3,795)

Note 5 — Investment Securities

The following tables present the amortized cost, gross unrealized gains, gross unrealized losses and estimated fair value of the Corporation’s portfolio of securities available-for-sale at June 30, 2009 and December 31, 2008.

	June 30, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
		(Dollars in Thousands)
Securities Available-for-Sale:
U.S. Treasury and Agency Securities	$300	$—	$—	$300
Federal agency obligations	233,782	185	(2,598)	231,369
Obligations of U.S. states and political subdivisions	21,074	22	(331)	20,765
Other debt securities	115,836	211	(11,791)	104,256
Equity securities	22,675	41	(511)	22,205
Total	$393,667	$459	$(15,231)	$378,895

CENTER BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 — Investment Securities – (continued)

	December 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
		(Dollars in Thousands)
Securities Available-for-Sale:
U.S. Treasury and Agency Securities	$100	$—	$—	$100
Federal agency obligations	81,919	1,087	(209)	82,797
Obligations of U.S. states and political subdivisions	51,926	436	(268)	52,094
Other debt securities	102,154	82	(11,103)	91,133
Equity securities	17,247	—	(657)	16,590
Total	$253,346	$1,605	$(12,237)	$242,714

All of the Corporation’s investment securities are classified as available-for-sale at June 30, 2009 and December 31, 2008. The available-for-sale securities are reported at fair value with unrealized gains or losses included in equity, net of taxes. Accordingly, the carrying value of such securities reflects their fair value at the balance sheet date. Fair value is based upon either quoted market prices, or in certain cases where there is limited activity in the market for a particular instrument, assumptions are made to determine their fair value.

The following table presents securities available-for-sale at June 30, 2009, based on scheduled maturities. Actual maturities can be expected to differ from scheduled maturities due to prepayment or early call options of the issuer.

	Available-for-Sale
	Amortized Cost	Fair Value
	(Dollars in Thousands)
Due in one year or less	$3,047	$3,069
Due after one year through five years	21,697	21,679
Due after five years through ten years	73,370	71,280
Due after ten years	272,878	260,662
Equity securities	22,675	22,205
Total	$393,667	$378,895

For the six months ended June 30, 2009, securities sold from the Corporation’s available for sale portfolio amounted to approximately $195.9 million.  The gross realized gains amounted to $2.7 million and the gross realized losses amounted to $298,000.  During the first six months of 2009, the Corporation incurred an additional $140,000 impairment charge relating to the Lehman Brothers corporate bond.

For the six months ended June 30, 2008, securities sold from the Corporation’s available-for-sale portfolio amounted to approximately $23.0 million. The gross realized gains on securities sold amounted to approximately $416,000, while there were no gross realized losses on sales. During the first six months of 2008, the Corporation incurred $191,000 of other than temporary impairment charges relating to two equity holdings in bank stocks.

Temporarily Impaired Investments

The Corporation performs regular analysis on the available for sale securities portfolio to determine whether a decline in fair value indicates that an investment is other-than-temporarily impaired in accordance with FSP No. FAS 115-2 and FAS 124-2. FSP FAS 115-2 requires companies to record other-than-temporary impairment charges, through earnings, if they have the intent to sell, or more likely than not be required to sell, an impaired debt security before recovery of its amortized cost basis. If the Corporation determines that a decline in fair value is other-than-temporary, the credit portion of the impairment writedown is recognized in current earnings and the noncredit portion is recognized in accumulated other comprehensive income.

CENTER BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 — Investment Securities – (continued)

During the third and fourth quarters of 2008, the Corporation recognized a $1.3 million other than temporary impairment charge on a Lehman Brothers corporate bond as a result of Lehman Brothers’ September bankruptcy filing. The Corporation deemed it prudent to mark the security down to what the Corporation believes it would receive from the bankruptcy proceedings as opposed to an attempted sale into an illiquid market. During the first quarter of 2009, the Corporation incurred an additional $140,000 impairment charge relating to the Lehman Brothers corporate bond. The Corporation has filed its claims under the Bankruptcy and received notification that Lehman will be afforded a longer time for liquidation than originally announced in order to maximize value returns on the sold assets. Management will continue to monitor the liquidation process, re-test values during that period and adjust carrying value accordingly if it should see any change in the current information.

During the three months and six months ended June 30, 2008, the Corporation recorded $101,000 and $191,000, respectively, of other than temporary impairment charges relating to two equity holdings in bank stocks. These equities were written down to fair value.

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

The Corporation does not believe that the unrealized losses, which were comprised of 128 investment securities, as of June 30, 2009, represent an other than temporary impairment. The gross unrealized losses associated with U.S. Treasury and Agency securities and Federal agency obligations, mortgage-backed securities, corporate bonds and tax-exempt securities are not considered to be other-than-temporary because their unrealized losses are related to changes in interest rates and do not affect the expected cash flows of the underlying collateral or issuer.

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

Note 5 — Investment Securities – (continued)

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

The following tables indicate gross unrealized losses not recognized in income and fair value, aggregated by investment category and the length of time individual securities have been in a continuous unrealized loss position at June 30, 2009 and December 31, 2008:

	June 30, 2009
	Total		Less Than 12 Months		12 Months or Longer
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
			(Dollars in Thousands)
Available-for-Sale:
Federal agency obligations	$158,415	$(2,598)	$158,415	$(2,598)	$—	$—
Other debt securities	68,336	(11,791)	9,136	(491)	59,200	(11,300)
Obligations of U.S. states and political subdivisions	10,736	(331)	8,883	(180)	1,853	(151)
Equity securities	1,378	(511)	972	(28)	406	(483)
Total temporarily impaired securities	$238,865	$(15,231)	$177,406	$(3,297)	$61,459	$(11,934)

CENTER BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 — Investment Securities – (continued)

	December 31, 2008
	Total		Less Than 12 Months		12 Months or Longer
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
			(Dollars in Thousands)
Available-for-Sale:
Federal agency obligations	$16,118	$(209)	$2,477	$(1)	$13,641	$(208)
Other debt securities	76,311	(11,103)	17,843	(1,556)	58,468	(9,547)
Obligations of U.S. states and political subdivisions	9,542	(268)	8,740	(155)	802	(113)
Equity securities	500	(657)	—	—	500	(657)
Total temporarily impaired securities	$102,471	$(12,237)	$29,060	$(1,712)	$73,411	$(10,525)

Investment securities having a carrying value of approximately $169.0 million and $149.8 million at June 30, 2009 and December 31, 2008, respectively, were pledged to secure public deposits, short-term borrowings, and FHLB advances and for other purposes required or permitted by law.

Note 6 — Fair Value Measurements and Fair Value of Financial Instruments

Management uses its best judgment in estimating the fair value of the Corporation’s financial and non-financial instruments; however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial and non-financial instruments, the fair value estimates herein are not necessarily indicative of the amounts the Corporation could have realized in a sale transaction on the dates indicated. The estimated fair value amounts have been measured as of their respective year-ends and have not been re-evaluated or updated for purposes of these financial statements subsequent to those respective dates. As such, the estimated fair values of these financial and non-financial instruments subsequent to the respective reporting dates may be different than the amounts reported at each year-end.

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

In December 2007, the FASB issued FASB Statement Position 157-2, “Effective Date of FASB Statement No. 157” (FSP 157-2). FSP 157-2 delays the effective date of SFAS No. 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. As such, the Corporation adopted the provisions of SFAS No. 157 relating to non-financial assets and liabilities in 2009. In October 2008, the FASB issued FASB Staff Position 157-3, “Determining the Fair Value of a Financial Asset When the Market for that Asset is Not Active” (FSP 157-3), to clarify the application of the provisions of SFAS No. 157 in an inactive market and how an entity would determine fair value in an inactive market. FSP 157-3 was applied to the Corporation’s December 31, 2008 consolidated financial statements.

        In April 2009, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (FSP FAS 157-4), which provides additional guidance for estimating fair value in accordance with FAS 157 when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. FSP FAS 157-4 was applied to the Corporation’s June 30, 2009 consolidated financial statements.

CENTER BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 — Fair Value Measurements and Fair Value of Financial Instruments – (continued)

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

For assets and liabilities measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2009 and December 31, 2008 are as follows:

		Fair Value Measurements at Reporting Date Using
	June 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(Dollars in Thousands)
Assets Measured at Fair Value on a Recurring Basis:
Securities available-for-sale	$378,895	$68,556	$287,792	$22,547

		Fair Value Measurements at Reporting Date Using
	December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(Dollars in Thousands)
Assets Measured at Fair Value on a Recurring Basis:
Securities available-for-sale	$242,714	$22,696	$196,464	$23,554

The following table presents the changes in securities available-for-sale with significant unobservable inputs (Level 3) for the six months ended June 30, 2009 and year ended December 31, 2008:

CENTER BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 — Fair Value Measurements and Fair Value of Financial Instruments – (continued)

2009
(Dollars in Thousands)
Beginning balance, January 1,	$23,554
Transfers in (out) of Level 3	(1,094)
Principal paydowns	(411)
Total net losses included in net income	(140)
Total net unrealized gains	638
Ending balance, June 30,	$22,547

2008
(Dollars in Thousands)
Beginning balance, January 1,	$—
Transfers in (out) of Level 3	27,629
Principal paydowns	(309)
Total net unrealized losses	(3,766)
Ending balance, December 31,	$23,554

The following information should not be interpreted as an estimate of the fair value of the entire Corporation since a fair value calculation is only provided for a limited portion of the Corporation’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Corporation’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Corporation’s assets measured at fair value on a recurring basis at June 30, 2009 and December 31, 2008:

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

The table above includes private label collateralized mortgage obligations (“CMOs”), pooled trust preferred securities and single name corporate trust preferred securities, which were transferred to Level 3 at September 30, 2008 due to the aforementioned market conditions. As the financial markets remained in turmoil over year-end, market pricing for these securities varied widely from one pricing service to another based on the lack of trading. As such, these securities were considered to no longer have readily observable market data that was accurate to support a fair value as prescribed by SFAS No. 157. The fair value measurement objective remained the same in that the price received by the Corporation would result from an orderly transaction (an exit price notion) and that the observable transactions considered in fair value were not forced liquidations or distressed sales at the measurement date.

CENTER BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 — Fair Value Measurements and Fair Value of Financial Instruments – (continued)

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

Since June 30, 2008, the market for these CMOs has become increasingly inactive. The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which these CMOs trade and then by a significant decrease in the volume of trades relative to historical levels as well as other relevant factors. At September 30, 2008, the Corporation determined that the market for similar CMOs is not active. That determination was made considering that there are few observable transactions for similar CMOs, the prices for those transactions that have occurred are not current or represent fair value, and the observable prices for those transactions vary substantially over time, thus reducing the potential relevance of those observations. Consequently, the Corporation’s private label CMOs at September 30, 2008 have been classified within Level 3 because the Corporation determined that significant adjustments using unobservable inputs are required to determine a true fair value at the measurement date.

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

The fair value as of June 30, 2009 was determined by discounting the expected cash flows over the life of the security. The discount rate was determined by deriving a discount rate when the markets were considered more active for this type of security. To this estimated discount rate, additions were made for more liquid markets and increased credit risk as well as assessing the risks in the security, such as default risk and severity risk. The securities continue to make scheduled cash flows and no cash flow payment defaults have occurred to date.

In regards to the pooled trust preferred securities (“pooled TRUPS”), prior to June 30, 2008, the Corporation was able to determine fair value of the pooled TRUPS using a market approach validation technique based on Level 2 inputs that did not require significant adjustments. The Level 2 inputs included:

a.	Quoted prices in active markets for similar pooled TRUPS with insignificant adjustments for differences between the pooled TRUPS that the Corporation holds and similar pooled TRUPS.

b.	Quoted prices in markets that are not active that represent current transactions for the same or similar pooled TRUPS that do not require significant adjustment based on unobservable inputs.

Since June 30, 2008, the market for these pooled TRUPS has become increasingly inactive. The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which these pooled TRUPS trade and then by a significant decrease in the volume of trades relative to historical levels as well as other relevant factors. At September 30, 2008, the Corporation determined that the market for similar pooled TRUPS is not active. That determination was made considering that there are few observable transactions for similar pooled TRUPS, the prices for those transactions that have occurred are not current or represent fair value, and the observable prices for those transactions vary substantially over time, thus reducing the potential relevance of those observations. Consequently, the Corporation’s pooled TRUPS at September 30, 2008 have been classified within Level 3 because the Corporation determined that significant adjustments using unobservable inputs are required to determine a true fair value at the measurement date.

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

CENTER BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 — Fair Value Measurements and Fair Value of Financial Instruments – (continued)

The fair value as of June 30, 2009 was determined by discounting the expected cash flows over the life of the security. The discount rate was determined by deriving a discount rate when the markets were considered more active for this type of security. To this estimated discount rate, additions were made for more liquid markets and increased credit risk as well as assessing the risks in the security, such as default risk and severity risk. The securities continue to make scheduled cash flows and no material cash flow payment defaults have occurred to date.

In regards to the single name corporate trust preferred securities (“single name TRUPS”), prior to June 30, 2008, the Corporation was able to determine fair value of these using a market approach validation technique based on Level 2 inputs that did not require significant adjustments. The Level 2 inputs included:

a.	Quoted prices in active markets for similar single name TRUPS with insignificant adjustments for differences between the single name TRUPS that the Corporation holds and similar single name TRUPS.

b.	Quoted prices in markets that are not active that represent current transactions for the same or similar single name TRUPS that do not require significant adjustment based on unobservable inputs.

Since June 30, 2008, the market for these single name TRUPS has become increasingly inactive. The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which these single name TRUPS trade and then by a significant decrease in the volume of trades relative to historical levels as well as other relevant factors. At September 30, 2008, the Corporation determined that the market for similar single name TRUPS is not active. That determination was made considering that there are few observable transactions for similar single name TRUPS, the prices for those transactions that have occurred are not current or represent fair value, and the observable prices for those transactions vary substantially over time, thus reducing the potential relevance of those observations. Consequently, the Corporation’s single name TRUPS at September 30, 2008 have been classified within Level 3 because the Corporation determined that significant adjustments using unobservable inputs are required to determine fair value at the measurement date.

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

The fair value as of June 30, 2009 was determined by discounting the expected cash flows over the life of the security. The discount rate was determined by deriving a discount rate when the markets were considered more active for this type of security. To this estimated discount rate, additions were made for more liquid markets and increased credit risk as well as assessing the risks in the security, such as default risk and severity risk. The securities continue to make scheduled cash flows and no cash flow payment defaults have occurred to date.

Loans Held for Sale

Loans held for sale are required to be measured at the lower of cost or fair value. Under SFAS No. 157, market value is to represent fair value. Management obtains quotes or bids on all or part of these loans directly from the purchasing financial institutions.

Assets Measured at Fair Value on a Non-Recurring Basis

For assets measured at fair value on a non-recurring basis, the fair value measurements used at June 30, 2009 are as follows:

CENTER BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 — Fair Value Measurements and Fair Value of Financial Instruments – (continued)

		Fair Value Measurements at Reporting Date Using
	June 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(Dollars in Thousands)
Assets Measured at Fair Value on a Non-Recurring Basis:
Impaired loans	$6,033			$6,033
Other real estate owned	3,500			3,500

The Corporation had no financial assets or liabilities measured at fair value on a non-recurring basis for the year ended December 31, 2008.

The following methods and assumptions were used to estimate the fair values of the Corporation’s assets measured at fair value on a non-recurring basis at June 30, 2009 and December 31, 2008:

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

Other Real Estate Owned

Certain assets such as other real estate owned (“OREO”) are measured at fair value less cost to sell. The Corporation believes that the fair value component in its valuation follows the provisions of SFAS No. 157. Fair value of OREO is determined by sales agreements or appraisals by qualified licensed appraisers approved and hired by the Corporation. Costs to sell associated with OREO is based on estimation per the terms and conditions of the sales agreements or appraisal. Accordingly, at June 30, 2009 and December 31, 2008, the Corporation had $3.5 million and $3.9 million, respectively, in other real estate owned. The Corporation currently has a contract for sale on the property in OREO, which is expected to close during the third quarter of 2009.

SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” (FAS 107), requires all entities to disclose the estimated fair value of their financial instrument assets and liabilities. For the Corporation, as for most financial institutions, the majority of its assets and liabilities are considered financial instruments as defined in FAS 107. Many of the Corporation’s financial instruments, however, lack an available trading market as characterized by a willing buyer and willing seller engaging in an exchange transaction. It is also the Corporation’s general practice and intent to hold its financial instruments to maturity and to not engage in trading or sales activities except for loans held-for-sale and available-for-sale securities. Therefore, significant estimations and assumptions, as well as present value calculations, were used by the Corporation for the purposes of this disclosure.

Estimated fair values have been determined by the Corporation using the best available data and an estimation methodology suitable for each category of financial instruments. For those loans and deposits with floating interest rates, it is presumed that estimated fair values generally approximate the recorded book balances. The estimation methodologies used, the estimated fair values, and the recorded book balances at June 30, 2009 and December 31, 2008, were as follows:

CENTER BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 — Fair Value Measurements and Fair Value of Financial Instruments – (continued)

	June 30, 2009		December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in Thousands)
FINANCIAL ASSETS:
Cash and cash equivalents	$176,784	$176,784	$15,031	$15,031
Investment securities available-for-sale	378,895	378,895	242,714	242,714
Net loans	687,297	688,827	669,949	673,976
Restricted investment in bank stocks	10,675	10,675	10,230	10,230
Accrued interest receivable	4,671	4,671	4,154	4,154
FINANCIAL LIABILITIES:
Non-interest-bearing deposits	130,115	130,115	113,319	113,319
Interest-bearing deposits	825,027	826,272	546,218	548,747
Short-term borrowings	24,122	24,122	45,143	45,143
Long-term borrowings	223,221	233,192	223,297	251,001
Subordinated debentures	5,155	5,160	5,155	4,875
Accrued interest payable	2,526	2,526	2,201	2,201

Financial instruments actively traded in a secondary market have been valued using quoted available market prices. Cash and due from banks, interest-bearing time deposits in other banks, federal funds sold, loans held-for-sale and interest receivable are valued at book value, which approximates fair value.

Financial liability instruments with stated maturities have been valued using a present value discounted cash flow analysis with a discount rate approximating current market for similar liabilities. Interest payable is valued at book value, which approximates fair value.

Financial instrument liabilities with no stated maturities have an estimated fair value equal to both the amount payable on demand and the recorded book balance.

The net loan portfolio has been valued using a present value discounted cash flow. The discount rate used in these calculations is the current rate at which similar loans would be made to borrowers with similar credit ratings, same remaining maturities, and assumed prepayment risk.

The fair value of commitments to originate loans is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair values of letters of credit and lines of credit are based on fees currently charged for similar agreements or on the estimated cost to terminate or otherwise settle the obligations with the counterparties at the reporting date.

Changes in assumptions or estimation methodologies may have a material effect on these estimated fair values.

CENTER BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 — Fair Value Measurements and Fair Value of Financial Instruments – (continued)

The Corporation’s remaining assets and liabilities, which are not considered financial instruments, have not been valued differently than has been customary with historical cost accounting. No disclosure of the relationship value of the Corporation’s core deposit base is required by FAS 107.

Fair value estimates are based on existing balance sheet financial instruments, without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. For example, the subsidiary bank has a large fiduciary services department that contributes net fee income annually. The fiduciary services department is not considered a financial instrument, and its value has not been incorporated into the fair value estimates. Other significant assets and liabilities that are not considered financial assets or liabilities include the mortgage banking operation, brokerage network, deferred taxes, premises and equipment, and goodwill. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in the estimates.

Management believes that reasonable comparability between financial institutions may not be likely, due to the wide range of permitted valuation techniques and numerous estimates which must be made, given the absence of active secondary markets for many of the financial instruments. This lack of uniform valuation methodologies also introduces a greater degree of subjectivity to these estimated fair values.

Note 7 — Components of Net Periodic Pension Cost

The following table sets forth the net periodic pension cost for the pension plan for the three and six months ended June 30, 2009 and 2008.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in Thousands)	2009	2008	2009	2008

Interest cost	$152	$175	$304	$350
Expected return on plan assets	—	(165)	—	(329)
Net amortization and deferral	(37)	—	(74)	—
Net periodic pension cost	$115	$10	$230	$21

Contributions

The Corporation previously disclosed in its consolidated financial statements for the year ended December 31, 2008, that it expects to contribute $596,000 to its Pension Trust in 2009. Due to recent changes by the Internal Revenue Service in the Worker, Retiree and Employer Recovery Act of 2008, the minimum required contribution for the 2009 plan year has been revised and is expected to amount to $498,000 if contributed by December 31, 2009. For the six months ended June 30, 2009, the Corporation did not contribute to its Pension Trust.

Note 8 — Income Taxes

In June 2006, the FASB issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), which clarifies the accounting for uncertainty in tax positions.

The Corporation adopted the provisions of FIN 48 as of January 1, 2007. The adoption of FIN 48 did not impact the Corporation’s consolidated financial condition, results of operations or cash flows. At June 30, 2009 and December 31, 2008, the Corporation had unrecognized tax benefits of $2.5 million, respectively, which primarily related to uncertainty regarding the sustainability of certain deductions taken in 2008 and to be taken in 2009 and future U.S. Federal income tax returns related to the liquidation of the Corporation’s New Jersey REIT subsidiary. To the extent these unrecognized tax benefits are ultimately recognized, they will impact the effective tax rate in a future period. For the six months ended June 30, 2009, the Corporation recorded approximately $77,000 in interest expense as a component of tax expense related to the unrecognized tax benefit.

CENTER BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 — Borrowed Funds

Short-Term Borrowings:

Short-term borrowings, which consist primarily of securities sold under agreements to repurchase, Federal Home Loan Bank (“FHLB”) advances and Federal funds purchased generally have maturities of less than one year. The details of these borrowings are presented in the following table.

(Dollars in Thousands)	June 30, 2009
Short-term borrowings:
Average interest rate:
At quarter end	1.46%
For the quarter	1.49%
Average amount outstanding during the quarter:	$24,921
Maximum amount outstanding at any month end:	$26,951
Amount outstanding at quarter end:	$24,122

Long-Term Borrowings:

Long-term borrowings, which consist primarily of FHLB advances and securities sold under agreements to repurchase, totaled $223.2 million and mature within one to ten years. The FHLB advances are secured by pledges of FHLB stock, 1-4 family mortgage and U.S. government and Federal agency obligations. At June 30, 2009, the FHLB advances and securities sold under agreements to repurchase had a weighted average interest rate of 4.09 percent and 4.92 percent, respectively, and are contractually scheduled for repayment as follows:

(Dollars in Thousands)	June 30, 2009
2010	$40,221
2011	22,000
2013	5,000
Thereafter	156,000
Total	$223,221

Note 10 — Stockholders’ Equity

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

CENTER BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10 — Stockholders’ Equity – (continued)

In July 2009, the Corporation announced that its Board of Directors has authorized a rights offering of up to approximately $11 million of common stock to its existing stockholders. The Corporation expects to use the net proceeds from the proposed rights offering to purchase the shares of preferred stock and the warrant to purchase shares of common stock issued to the U.S. Department of the Treasury in January 2009 under the TARP Capital Purchase Program.

Under the proposed rights offering, each shareholder of record as of a record date to be determined will receive, at no charge, one non-transferable subscription right for each share of Center Bancorp common stock owned on the record date. Each right will entitle the holder to purchase its pro rata allocation of the shares to be offered at a subscription price which is expected to be at a discount from the average market price of the Corporation’s common stock for several trading days prior to the commencement of the rights offering. The proposed rights offering will also include an over-subscription privilege which will entitle each rights holder that exercises its basic subscription privilege in full to purchase any shares not purchased by other shareholders pursuant to the exercise of their basic subscription privileges at the same subscription price. Lawrence B. Seidman, an existing shareholder and member of the Corporation's Board of Directors, and certain of his affiliates have agreed to purchase any shares of common stock that remain unsubscribed for at the same price as the subscription price.

The Corporation anticipates that the specific terms of the rights offering will be determined, and the rights offering will commence, within the next month.

Center Bancorp plans to file a registration statement with the Securities and Exchange Commission pertaining to the rights offering. This report does not constitute an offer to sell or the solicitation of an offer to buy any securities in any jurisdiction, nor shall there be any offer or sale of the common stock referred to in this press release in any state in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such state. The proposed rights offering will be made only by means of a prospectus.

Note 11 — Subordinated Debentures

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

The subordinated debentures are redeemable in whole or part prior to maturity on January 23, 2034. The floating interest rate on the subordinated debentures is three-month LIBOR plus 2.85 percent and reprices quarterly. The rate at June 30, 2009 was 3.89 percent.

Item 2. Management’s Discussion and Analysis (“MD&A”) of Financial Condition and Results of Operations

The purpose of this analysis is to provide the reader with information relevant to understanding and assessing the Corporation’s results of operations for the periods presented herein and financial condition as of June 30, 2009 and December 31, 2008. In order to fully appreciate this analysis, the reader is encouraged to review the consolidated financial statements and accompanying notes thereto appearing elsewhere in this report.

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

Other-Than-Temporary Impairment of Securities

Securities are evaluated on at least a quarterly basis, and more frequently when market conditions warrant such an evaluation, to determine whether a decline in their value is other-than-temporary. FAS 115-2 and FAS 124-2 clarify the interaction of the factors that should be considered when determining whether a debt security is other–than-temporarily impaired. For debt securities, management must assess whether (a) it has the intent to sell the security and (b) it is more likely than not that it will be required to sell the security prior to its anticipated recovery. These steps are done before assessing whether the entity will recover the cost basis of the investment. Previously, this assessment required management to assert it has both the intent and the ability to hold a security for a period of time sufficient to allow for anticipated recovery in fair value to avoid recognizing an other-than-temporary impairment. This change does not affect the need to forecast recovery of the value of the security through either cash flows or market price.

In instances when a determination is made that an other-than-temporary impairment exists but the investor does not intend to sell the debt security and it is not more likely than not that it will be required to sell the debt security prior to its anticipated recovery, FAS 115-2 and FAS 124-2 change the presentation and amount of the other-than-temporary impairment recognized in the income statement. The other-than-temporary impairment is separated into (a) the amount of the total other-than-temporary impairment related to a decrease in cash flows expected to be collected from the debt security (the credit loss) and (b) the amount of the total other-than-temporary impairment related to all other factors. The amount of the total other-than-temporary impairment related to the credit loss is recognized in earnings. The amount of the total other-than-temporary impairment related to all other factors is recognized in other comprehensive income. An impairment charge on certain investment securities of approximately $140,000 was recognized during the six months ended June 30, 2009. During the six months ended June 30, 2008, the Corporation recorded $191,000 of other than temporary impairment charges relating to two equity holdings in bank stocks.

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

Goodwill

The Corporation adopted the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” which requires that goodwill be reported separate from other intangible assets in the Consolidated Statements of Condition and not be amortized but rather tested for impairment annually or more frequently if impairment indicators arise. No impairment charge was deemed necessary for the six months ended June 30, 2009 and 2008.

Fair Value of Investment Securities

In October 2008, the FASB issued FSP SFAS No. 157-3, “ Determining the Fair Value of a Financial Asset When The Market for That Asset Is Not Active” (“FSP 157-3”), to clarify the application of the provisions of SFAS 157 in an inactive market and how an entity would determine fair value in an inactive market. FSP 157-3 is effective immediately and applies to the Corporation’s December 31, 2008 and June 30, 2009 financial statements. The Corporation applied the guidance in FSP 157-3 when determining fair value for the Corporation’s private label collateralized mortgage obligations, pooled trust preferred securities and single name corporate trust preferred securities. See Note 5, Fair Value Measurements, for further discussion.

In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, which provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. The Corporation adopted FSP FAS 157-4 at June 30, 2009.

Earnings Analysis

Net income for the three months ended June 30, 2009 amounted to $1.2 million compared to net income of $1.4 million for the comparable three-month period ended June 30, 2008. The Corporation recorded earnings per diluted common share of $0.08 for the three months ended June 30, 2009 as compared with earnings of $0.11 per diluted common share for the three months ended June 30, 2008. Dividends and accretion relating to the preferred stock issued to the U.S. Treasury reduced earnings by approximately $0.01 per fully diluted common share. The annualized return on average assets decreased to 0.40 percent for the three months ended June 30, 2009 as compared to 0.57 percent for the comparable three-month period in 2008. The annualized return on average stockholders’ equity was 5.35 percent for the three-month period ended June 30, 2009 as compared to 6.69 percent for the three months ended June 30, 2008

Net income for the six months ended June 30, 2009 amounted to $2.0 million compared to net income of $2.6 million for the comparable six-month period ended June 30, 2008. The Corporation recorded earnings per diluted common share of $0.13 for the six months ended June 30, 2009 as compared with earnings of $0.20 per diluted common share for the six months ended June 30, 2008. Dividends and accretion relating to the preferred stock issued to the U.S. Treasury reduced earnings by approximately $0.02 per fully diluted common share. The annualized return on average assets decreased to 0.35 percent for the six months ended June 30, 2009 as compared to 0.53 percent for the comparable six-month period in 2008. The annualized return on average stockholders’ equity was 4.43 percent for the six-month period ended June 30, 2009 as compared to 6.14 percent for the six months ended June 30, 2008.

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

Net Interest Income
(tax-equivalent basis)

	Three Months Ended June 30,				Six Months Ended June 30,
			Increase	Percent			Increase	Percent
(Dollars in Thousands)	2009	2008	(Decrease)	Change	2009	2008	(Decrease)	Change
Interest income:
Investments	$3,420	$3,688	$(268)	(7.27)	$6,350	$7,774	$(1,424)	(18.32)
Loans, including net costs	9,211	8,677	534	6.15	18,313	17,148	1,165	6.79
Federal funds sold and securities purchased under agreement to resell	—	30	(30)	(100.0)	—	109	(109)	(100.00)
Restricted investment in bank stocks, at cost	201	182	19	10.44	288	337	(49)	(14.54)
Total interest income	12,832	12,577	255	2.03	24,951	25,368	(417)	(1.64)
Interest expense:
Time deposits of $100 or more	989	537	452	84.17	1,767	1,212	555	45.79
All other deposits	2,552	2,499	53	2.12	4,829	5,868	(1,039)	(17.71)
Borrowings	2,538	2,765	(227)	(8.21)	5,046	5,394	(348)	(6.45)
Total interest expense	6,079	5,801	278	4.79	11,642	12,474	(832)	(6.67)
Net interest income on a fully tax-equivalent basis	6,753	6,776	(23)	(0.34)	13,309	12,894	415	3.22
Tax-equivalent adjustment	(126)	(347)	221	(63.69)	(303)	(778)	475	(61.05)
Net interest income	$6,627	$6,429	$198	3.08	$13,006	$12,116	$890	7.35

Note: The tax-equivalent adjustment was computed on an assumed statutory Federal income tax rate of 34 percent. Adjustments were made for interest earned on tax-advantaged instruments.

Net interest income on a fully tax-equivalent basis decreased $23,000 or 0.3 percent to $6.8 million for the three months ended June 30, 2009 as compared to the same period in 2008. For the three months ended June 30, 2009, the net interest margin decreased 27 basis points to 2.73 percent from 3.00 percent during the three months ended June 30, 2008. For the three months ended June 30, 2009, a decrease in the average yield on interest-earning assets of 39 basis points was offset by a decrease in the average cost of interest-bearing liabilities of 45 basis points, which increased the Corporation’s net interest spread by 6 basis points for the period. On a quarterly linked sequential basis, net interest spread increased 12 basis points and net interest margin declined by 8 basis points, respectively. Net interest margin was impacted by the high level of uninvested excess cash, which accumulated due to the strong deposit growth experienced during the quarter. This represented growth in the Corporation’s customer base and enhanced the Corporation’s liquidity position while the Corporation continued to expand its earning asset base in a prudent manner.

Net interest income on a fully tax-equivalent basis increased $0.4 million or 3.2 percent to $13.3 million for the six months end June 30, 2009 as compared to the same period in 2008. For the six month period ended June 30, 2009, the net interest margin decreased 10 basis points to 2.77 percent from 2.87 percent during the six months ended June 30, 2008 due primarily to the high level of uninvested excess cash, which accumulated due to the strong deposit growth experienced during the quarter. For the six months ended June 30, 2009, a decrease in the average yield on interest-earning assets of 47 basis points was more than offset by a decrease in the average cost of interest-bearing liabilities of 64 basis points, which increased the Corporation’s net interest spread by 17 basis points for the period.

For the three-month period ended June 30, 2009, interest income on a tax-equivalent basis increased by $255,000 or 2.0 percent from the comparable three-month period in 2008. This increase was due primarily to an increase in balances of the Corporation’s loan portfolio offset in part by a decline in rates due to the actions taken by the Federal Reserve to lower market interest rates over the past year. The Corporation’s loan portfolio increased on average $85.0 million to $686.7 million from $601.7 million in the same quarter in 2008, primarily driven by growth in commercial real estate business related sectors of the loan portfolio. The loan portfolio represented approximately 69.3 percent of the Corporation’s interest-earning assets on average during the second quarter of 2009 as compared to 66.6 percent in the same quarter in 2008. Average investment volume, including short-term investments and restricted investment in bank stocks, increased during the current three month period by $3.4 million compared to the second quarter of 2008.

For the six month period ended June 30, 2009, interest income on a tax-equivalent basis decreased by $0.4 million or 1.6 percent from the comparable six-month period in 2008. This decrease was due primarily to a decline in balances of the Corporation’s investment securities portfolio coupled with a decline in rates due to the actions taken by the Federal Reserve to lower market interest rates over the past year. The Corporation’s loan portfolio increased on average $99.6 million to $683.3 million from $583.7million in the same period in 2008, primarily driven by growth in commercial real estate business related sectors of the loan portfolio. The loan portfolio represented approximately 71.0 percent of the Corporation’s interest-earning assets on average during the first six months of 2009 as compared to 65.0 percent in the same period in 2008. The increase in loan volume was partially offset by a decline in the volume of the Corporation’s investment portfolio. Average investment volume, including short-term investments and restricted investment in bank stocks, decreased during the period by $34.7 million on average compared to the same period of 2008.

The Federal Open Market Committee (FOMC) reduced rates seven times during 2008 for a total of 400 basis points. This action by the FOMC allowed the Corporation to further reduce liability costs throughout 2008 and into 2009.

For the three months ended June 30, 2009, interest expense increased by $0.3 million or 4.8 percent from the same period in 2008. The average rate of interest-bearing liabilities decreased 45 basis points to 2.51 percent for the three months ended June 30, 2009 from 2.96 percent for the three months ended June 30, 2008. At the same time, the average volume of interest-bearing liabilities increased by $185.9 million. The increase in the average balance of interest-bearing liabilities during the three months ended June 30, 2009 was primarily in time deposits (CDARS Reciprocal deposits) of $182.3 million, in savings deposits of $71.7 million and in other interest bearing deposits of $3.2 million partially offset by a decline of $40.3 million in money market deposits and other borrowings of $31.0 million. Steps were taken throughout 2008 to improve the Corporation’s net interest margin by allowing the runoff of certain high rate deposits and to position the Corporation for further high cost cash outflows during the year. The result was a steady improvement in the Corporation’s cost of funds. As a result of these factors, for the three months ended June 30, 2009, the Corporation’s net interest spread on a tax-equivalent basis increased to 2.67 percent from 2.61 percent for the three months ended June 30, 2008.

For the six months ended June 30, 2009, interest expense declined by $0.8 million or 6.7 percent from the same period in 2008. The total cost of average interest-bearing liabilities decreased 64 basis points to 2.57 percent for the six months ended June 30, 2009 from 3.21 percent for the six months ended June 30, 2008. At the same time, the average volume of interest-bearing liabilities increased by $129.9 million. The increase in the average balance of interest bearing liabilities during the six months ended June 30, 2009 was primarily in savings and time deposits of $195.7 million, partially offset by a decrease in money market and other interest bearing deposits of $52.3 million and a decrease in borrowings of $13.5 million. For the six month ended June 30, 2009, the Corporation’s net interest spread on a tax-equivalent basis increased to 2.61 percent form 2.44 percent for the six months ended June 30, 2008.

Analysis of Variance in Net Interest Income Due to Volume and Rates

	Three Months Ended June 30, 2009/2008 Increase (Decrease) Due to Change In:			Six Months Ended June 30, 2009/2008 Increase (Decrease) Due to Change In:
	Average	Average	Net	Average	Average	Net
(Dollars in Thousands)	Volume	Rate	Change	Volume	Rate	Change
Interest-earning assets:
Investment securities:
Taxable	$626	$(243)	$383	$523	$(583)	$(60)
Non-Taxable	(669)	18	(651)	(1,428)	64	(1,364)
Loans	1,169	(635)	534	2,760	(1,595)	1,165
Federal funds sold and securities purchased under agreement to resell	—	(30)	(30)	(54)	(55)	(109)
Restricted investment in bank stock	6	13	19	13	(62)	(49)
Total interest-earning assets	1,132	(877)	255	1,814	(2,231)	(417)
Interest-bearing liabilities:
Money market deposits	(183)	(163)	(346)	(545)	(692)	(1,237)
Savings deposits	237	224	461	292	344	636
Time deposits	(1,101)	1,730	629	2,198	(1,409)	789
Other interest-bearing deposits	17	(256)	(239)	(22)	(650)	(672)
Borrowings and subordinated debentures	(306)	79	(227)	(268)	(80)	(348)
Total interest-bearing liabilities	(1,336)	1,614	278	1,655	(2,487)	(832)
Change in net interest income	$2,468	$(2,491)	$(23)	$159	$256	$415

The following table, “Average Statement of condition with Interest and Average Rates”, presents for the three  and six months ended June 30, 2009 and 2008 the Corporation’s average assets, liabilities and stockholders’ equity. The Corporation’s net interest income, net interest spreads and net interest income as a percentage of interest-earning assets (net interest margin) are also reflected.

Average Statements of Condition with Interest and Average Rates

	Three Months Ended June 30,
	2009			2008
(Tax-Equivalent Basis, Dollars in Thousands)	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate

Assets:
Interest-earning assets:
Investment securities: (1)
Taxable	$268,840	$3,049	4.54%	$214,866	$2,666	4.96%
Tax-exempt	25,117	371	5.91	70,528	1,022	5.79
Loans (2)	686,675	9,211	5.37	601,655	8,677	5.77
Federal funds sold and securities purchased under agreement to resell	-	-	-	5,540	30	2.16
Restricted investment in bank stocks	10,525	201	7.64	10,185	182	7.15
Total interest-earning assets	991,157	12,832	5.18	902,774	12,577	5.57
Non-interest-earning assets:
Cash and due from banks	123,289			15,146
Bank owned life insurance	24,416			22,574
Intangible assets	17,078			17,169
Other assets	46,711			36,741
Allowance for loan losses	(6,891)			(5,404)
Total non-interest earning assets	204,603			86,226
Total assets	$1,195,760			$989,000
Liabilities and stockholders’ equity
Interest-bearing liabilities:
Money market deposits	$121,850	$488	1.60%	$162,145	$834	2.06%
Savings deposits	135,335	597	1.76	63,659	136	0.85
Time deposits	323,393	1,968	2.43	141,047	1,339	3.80
Other interest-bearing deposits	135,664	488	1.44	132,491	727	2.19
Short-term and long-term borrowings	248,155	2,490	4.01	279,109	2,691	3.86
Subordinated debentures	5,155	48	3.72	5,155	74	5.71
Total interest-bearing liabilities	969,552	6,079	2.51	783,606	5,801	2.96
Non-interest-bearing liabilities:
Demand deposits	121,150			114,333
Other non-interest-bearing deposits	332			411
Other liabilities	14,921			6,508
Total non-interest-bearing liabilities	136,403			121,252
Stockholders’ equity	89,805			84,142
Total liabilities and stockholders’ equity	$1,195,760			$989,000
Net interest income (tax-equivalent basis)		$6,753			$6,776
Net interest spread			2.67%			2.61%
Net interest income as percent of earning-assets (net interest margin)			2.73%			3.00%
Tax-equivalent adjustment (3)		(126)			(347)
Net interest income		$6,627			$6,429
——————
(1)	Average balances for available-for-sale securities are based on amortized cost
(2)	Average balances for loans include loans on non-accrual status
(3)	The tax-equivalent adjustment was computed based on a statutory Federal income tax rate of 34 percent.

Average Statements of Condition with Interest and Average Rates

	Six Months Ended June 30,
	2009			2008
(Tax-Equivalent Basis, Dollars in Thousands)	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate

Assets:
Interest-earning assets:
Investment securities: (1)
Taxable	$238,496	$5,459	4.58%	$216,852	$5,519	5.09%
Tax-exempt	30,231	891	5.89	78,773	2,255	5.72
Loans (2)	683,333	18,313	5.36	583,654	17,148	5.88
Federal funds sold and securities purchased under agreement to resell	-	-	-	8,142	109	2.67
Restricted investment in bank stocks	10,378	288	5.55	9,991	337	6.74
Total interest-earning assets	962,438	24,951	5.18	897,412	25,368	5.65
Non-interest-earning assets:
Cash and due from banks	85,420			15,385
Bank owned life insurance	23,730			22,461
Intangible assets	17,089			17,181
Other assets	45,658			37,333
Allowance for loan losses	(6,639)			(5,321)
Total non-interest earning assets	165,258			87,039
Total assets	$1,127,696			$984,451
Liabilities and stockholders’ equity
Interest-bearing liabilities:
Money market deposits	$117,147	$937	1.60%	$167,672	$2,174	2.59%
Savings deposits	111,083	912	1.64	63,414	276	0.87
Time deposits	292,752	3,748	2.56	144,729	2,959	4.09
Other interest-bearing deposits	131,765	999	1.52	133,528	1,671	2.50
Short-term and long-term borrowings	249,129	4,940	3.97	262,588	5,239	3.99
Subordinated debentures	5,155	106	4.11	5,155	155	6.03
Total interest-bearing liabilities	907,031	11,642	2.57	777,086	12,474	3.21
Non-interest-bearing liabilities:
Demand deposits	118,228			113,281
Other non-interest-bearing deposits	326			415
Other liabilities	11,762			8,138
Total non-interest-bearing liabilities	130,316			121,834
Stockholders’ equity	90,349			85,531
Total liabilities and stockholders’ equity	$1,127,696			$984,451
Net interest income (tax-equivalent basis)		$13,309			$12,894
Net interest spread			2.61%			2.44%
Net interest income as percent of earning-assets (net interest margin)			2.77%			2.87%
Tax-equivalent adjustment (3)		(303)			(778)
Net interest income		$13,006			$12,116
——————
(1)	Average balances for available-for-sale securities are based on amortized cost
(2)	Average balances for loans include loans on non-accrual status
(3)	The tax-equivalent adjustment was computed based on a statutory Federal income tax rate of 34 percent.

Investment Portfolio

For the three months ended June 30, 2009, the average volume of investment securities increased by $8.6  million to approximately $294.0 million, or 29.7 percent of average earning assets, from $285.4 million on average, or 31.6 percent of average earning assets, in the comparable period in 2008. For the six months ended June 30, 2009, the average volume of investment securities decreased by $26.9 million to approximately $268.7 million, or 27.9  percent of average earning assets, from $295.6 million on average, or 32.9 percent of average earning assets, in the comparable period in 2008. The decline for the six month period is consistent with maintaining the balance sheet strategies the Corporation has previously outlined in seeking to reduce the size of its investment securities portfolio while increasing loans as a percentage of the earning-asset mix. The reduction was made in anticipation of providing cash flow for loan funding and forecasted liability outflows. With the strong deposit growth experienced during the second quarter of 2009 and large buildup of liquidity, the Corporation began to prudently expand the size of its investment portfolio in an effort to deploy excess cash into earning assets.

At June 30, 2009, the principal components of the investment portfolio are U.S. Treasury and U.S. Government Agency Obligations, Federal Agency Obligations including mortgage-backed securities, Obligations of U.S. states and political subdivision, corporate bonds and notes, and other debt and equity securities. The Corporation’s investment portfolio also consists of overnight investments that were made into the Reserve Primary Fund (the “Fund”), a money market fund registered with the Securities and Exchange Commission as an investment company under the Investment Company Act of 1940. On September 22, 2008, the Fund announced that redemptions of shares of the Fund were suspended pursuant to an SEC order so that an orderly liquidation could be effected for the protection of the Fund’s investors. To date, the Corporation has received four distributions from the Fund, totaling approximately 90 percent of its outstanding balance. The Fund announced that it has applied to participate in the United States Department of Treasury’s Temporary Money Market Fund Guarantee Program, participation in which is subject to approval of the Treasury Department. While the Corporation expects to recover substantially all of its current holdings in the Fund, the Corporation cannot predict when this will occur and cannot be certain as to the extent of the recovery.

During the three-month period ended June 30, 2009, the volume related factors applicable to the investment portfolio decreased revenue by $43,000, while rate related changes resulted in a decrease in revenue of $225,000 from the same period in 2008. The tax-equivalent yield on investments decreased by 52 basis points to 4.65 percent from a yield of 5.17 percent during the comparable period in 2008.

During the six-month period ended June 30, 2009, the volume related factors applicable to the investment portfolio decreased revenue by $905,000, while rate related changes resulted in a decrease in revenue of $519,000 from the same period in 2009. The tax-equivalent yield on investments decreased by 53 basis points to 4.73 percent from a yield of 5.26 percent during the comparable period in 2008.

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

During the six months ended June 30, 2009, approximately $195.9 million in debt securities were sold from the Corporation’s available-for-sale portfolio. The cash flow from the sale of investment securities was used to purchase new securities and reduce borrowings. The Corporation’s sales from its available-for-sale portfolio were made in the ordinary course of business.

At June 30, 2009, the net unrealized loss on securities available-for-sale, which is carried as a component of other comprehensive loss and included in stockholders’ equity, net of tax, amounted to a net unrealized loss of $9.0 million as compared with a net unrealized loss of $6.5 million at December 31, 2008. The gross unrealized losses associated with U.S. Treasury and Agency securities and Federal agency obligations, mortgage-backed securities, corporate bonds and tax-exempt securities are not considered to be other-than-temporary because their unrealized losses are related to changes in interest rates and do not affect the expected cash flows of the underlying collateral or issuer.

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

At June 30, 2009, total loans amounted to $694.2 million, an increase of $18.0 million or 2.7 percent as compared to December 31, 2008. Loans during the quarter ended June 30, 2009 increased by $16.2 million, which occurred primarily in the commercial and commercial real estate sectors of the loan portfolio. Total gross loans originated during the quarter included $52.6 million of new loans and $12.5 million in advances, principally offset, exclusive of scheduled payments, by payoffs and extraordinary unscheduled principal payments of $48.9 million.

Total average loan volume increased $85.0 million or 14.1 percent for the three months ended June 30, 2009 as compared to the same period in 2008, while the portfolio yield decreased by 40 basis points as compared with 2008. The increased total average loan volume was due primarily to increased customer activity, new lending relationships and new markets. The volume related factors during the period contributed increased revenue of $1.2 million, while the rate related changes decreased revenue by $635,000. The decrease in yield on loans for the three month period of 2009 compared to 2008 was the result of a decrease in market interest rates as compared with 2008, coupled with a competitive rate pricing structure and tighter spreads in the market on loans which has been driven by the heightened competition for lending relationships that exists within the Corporation’s market. At June 30, 2009, the Corporation had $44.9 million in overall undisbursed loan commitments which are expected to fund over the next 90 days.

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

Allowance for Loan Losses and Related Provision

The purpose of the allowance for loan losses (“allowance”) is to absorb the impact of losses inherent in the loan portfolio. Additions to the allowance are made through provisions charged against current operations and through recoveries made on loans previously charged-off. The allowance for loan losses is maintained at an amount considered adequate by management to provide for potential credit losses based upon a periodic evaluation of the risk characteristics of the loan portfolio. In establishing an appropriate allowance, an assessment of the individual borrowers, a determination of the value of the underlying collateral, a review of historical loss experience and an analysis of the levels and trends of loan categories, delinquencies and problem loans are considered. Such factors as the level and trend of interest rates and current economic conditions and peer group statistics are also reviewed. Given the extraordinary economic volatility impacting national, regional and local markets, the Corporation’s analysis of its allowance for loan losses takes into consideration the potential impact that current trends may have on the Corporation’s borrowing base. At June 30, 2009, the level of the allowance was $6,917,000 as compared to $6,254,000 at December 31, 2008 and $5,660,000 at June 30, 2008. The Corporation had total provisions to the allowance for the six-month period ended June 30, 2009 in the amount of $1,577,000 as compared to $671,000 for the comparable period in 2008. The higher loan loss provision covered a $900,000 charge-off taken during the first quarter of 2009 in connection with a $4.9 million commercial real estate construction project of industrial warehouses, which was downgraded to non-accrual status, in addition to changes in the risk ratings related to certain loans that were downgraded during the first quarter. During the second quarter of 2009, three of these downgraded loans were upgraded to pass status. The level of the allowance during the respective periods of 2009 and 2008 reflects the credit quality within the loan portfolio, the loan volume recorded during the periods, the Corporation’s focus on the changing composition of the commercial and residential real estate loan portfolios and other related factors.

At June 30, 2009, the allowance for loan losses amounted to 1.00 percent of total loans. In management’s view, the level of the allowance at June 30, 2009 is adequate to cover losses inherent in the loan portfolio. Management’s judgment regarding the adequacy of the allowance constitutes a “Forward Looking Statement” under the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from management’s analysis, based principally upon the factors considered by management in establishing the allowance.

Although management uses the best information available, the level of the allowance for loan losses remains an estimate, which is subject to significant judgment and short-term change. Various regulatory agencies, as an integral part of their examination process, periodically review the Corporation’s allowance for loan losses. Such agencies may require the Corporation to increase the allowance based on their analysis of information available to them at the time of their examination. Furthermore, the majority of the Corporation’s loans are secured by real estate in the State of New Jersey. Future adjustments to the allowance may be necessary due to economic factors impacting New Jersey real estate and the economy in general, as well as operating, regulatory and other conditions beyond the Corporation’s control. The allowance for loan losses as a percentage of total loans amounted to 1.00 percent, 0.92 percent and 0.90 percent at June 30, 2009, December 31, 2008 and June 30, 2008.

Net charge-offs were $8,000 and $106,000 during the three months ended June 30, 2009 and 2008, respectively, bringing the Corporation’s net charge-offs to $914,000 for the first six months of 2009 compared to $174,000 for the same period in 2008. The higher charge-offs for the 2009 period resulted from the previously mentioned loan placed into non-accrual status during the first quarter.

Changes in the allowance for loan losses are set forth below.

	Six Months Ended June 30,
(Dollars in Thousands)	2009	2008
Average loans outstanding	$683,333	$583,654
Total loans at end of period	$694,214	$631,221
Analysis of the Allowance for Loan Losses
Balance at the beginning of year	$6,254	$5,163
Charge-offs:
Commercial loans	(900)	(144)
Residential	(4)	—
Installment loans	(13)	(38)
Total charge-offs	(917)	(182)
Recoveries:
Commercial	—	6
Installment loans	3	2
Total recoveries	3	8
Net charge-offs	(914)	(174)
Provision for loan losses	1,577	671
Balance at end of period	$6,917	$5,660
Ratio of net charge-offs during the period to average loans outstanding during the period (1)	0.27%	0.06%
Allowance for loan losses as a percentage of total loans at end of period	1.00%	0.90%
——————
(1)	Annualized

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

Non-Performing and Past Due Loans and OREO

Non-performing loans include non-accrual loans, troubled debt restructuring and accruing loans past due 90 days or more. Non-accrual loans represent loans on which interest accruals have been suspended. In general, it is the policy of management to consider the charge-off of loans at the point they become past due in excess of 90 days, with the exception of loans that are both well-secured and in the process of collection. Troubled debt restructurings represent loans on which a concession was granted to a borrower, such as a reduction in interest rate, which is lower than the current market rate for new debt with similar risks or modified repayment terms.

The following table sets forth, as of the dates indicated, the amount of the Corporation’s non-accrual loans, troubled debt restructurings, accruing loans past due 90 days or more and other real estate owned.

(Dollars in Thousands)	June 30, 2009	December 31, 2008	June 30, 2008

Non-accrual loans	$5,058	$541	$265
Troubled debt restructuring	975	93	97
Accruing loans past due 90 days or more	1,260	139	—
Total non-performing loans	7,293	773	362
Other real estate owned	3,500	3,949	—
Total non-performing assets	$10,793	$4,722	$362

The increase in non-accrual loans of $4.5 million at June 30, 2009 from December 31, 2008 was primarily attributable to one commercial real estate construction project of industrial warehouses, which was downgraded to non-accrual status during the first quarter. The Corporation is currently working with the borrower and the participating bank that is involved with the project, in an effort to sell or lease the remaining industrial warehouse units. Proceeds from the current units under contract, as well as remaining units, will be used to make further principal reductions to the Corporation's loan. The $975,000 carried as troubled debt restructuring represents modifications to residential mortgage loans, which are all performing according to the term in their respective modification agreements. The $1.3 million carried as loans past due 90 days or more and still accruing represents three credits which are well secured and in the process of collection.

Overall credit quality in the Bank’s portfolio remains high, even though the economic weakness has impacted several potential problem loans. Other known “potential problem loans” (as defined by SEC regulations) as of June 30, 2009 have been identified and internally risk rated as other assets specially mentioned or substandard. Such loans amounted to $28.6 million, $9.4 million and $4.5 million at June 30, 2009, December 31, 2008, and June 30, 2008 respectively. The change in internally risk rated assets at June 30, 2009 was attributable to certain loans that were downgraded due mainly to a variety of changing conditions, including general economic conditions and/or conditions applicable to the specific borrowers. All such loans are currently performing and management believes that a large number of issues surrounding these loans can be cured within the near term, possibly warranting a risk rating upgrade. During the second quarter of 2009, three of these downgraded loans were upgraded to pass status. The Corporation has no foreign loans.

At June 30, 2009, other than the loans set forth above, the Corporation is not aware of any loans which present serious doubts as to the ability of its borrowers to comply with present loan repayment terms and which are expected to fall into one of the categories set forth in the tables or descriptions above.

At June 30, 2009, the Corporation had $3.5 million in other real estate owned (OREO) as compared to $3.9 million at December 31, 2008 and none at June 30, 2008. The decrease in OREO balance in the second quarter was related to the writedown of the carrying value of the residential condominium project that was taken into OREO during the fourth quarter of 2008. The current carrying value approximates the fair value, less closing costs. The Corporation announced in July 2009 that it currently has a contract for sale on the project, which is expected to close during the third quarter of 2009. Had this sale occurred on June 30, 2009, the Corporation’s total non-performing assets would have reflected a significant improvement from the March 31, 2009 balance of $9.1 million. The Corporation expects to record a gain on the sale of the property in the approximate amount of $150,000.

In general, it is the policy of management to consider the charge-off of loans at the point they become past due in excess of 90 days, with the exception of loans that are both well-secured and in the process of collection.

Other Income

The following table presents the principal categories of other income.

	Three Months Ended June 30,				Six Months Ended June 30,
			Increase	Percent			Increase	Percent
(Dollars in Thousands)	2009	2008	(Decrease)	Change	2009	2008	(Decrease)	Change

Service charges, commissions and fees	$440	$513	$(73)	(14.2)	$889	$1,042	$(153)	(14.7)
Annuities and insurance	45	38	7	18.4	85	55	30	54.5
Bank owned life insurance	257	227	30	13.2	475	449	26	5.8
Net securities gains	1,710	225	1,485	660.0	2,310	225	2,085	926.7
Other	99	113	(14)	(12.4)	176	211	(35)	(16.6)
Total other income	$2,551	$1,116	$1,435	128.6	$3,935	$1,982	$1,953	98.5
N/M = not meaningful

For the three-month period ended June 30, 2009, total other income increased $1.4 million as compared with the comparable quarter of 2008, primarily as a result of net securities gains during the second quarter of 2009. During the second quarter of 2009, the Corporation recorded net securities gains of $1.7 million. Sales in the second quarter of 2009 were made in the ordinary course of business. Excluding net securities gains, the Corporation recorded other income of $841,000 in the three months ended June 30, 2009, compared to $891,000 in the three months ended June 30, 2008, a decrease of $50,000 or 5.6 percent. This decrease was due primarily to lower levels of service charges, commissions and fees offset in part by higher income on bank owned life insurance and commissions from sales of mutual funds and annuities.

For the six-month period ended June 30, 2009, total other income, exclusive of net securities gains, decreased $132,000, or 7.5 percent, from the comparable period of 2008. This decrease was due primarily to lower levels of service charges, commissions and fees offset in part by higher income on bank owned life insurance and commissions from sales of mutual funds and annuities. Total other income, including the net securities gains, increased $2.0 million for the first six months of 2009 compared with the comparable period in 2008.

Other Expense

The following table presents the principal categories of other expense.

	Three Months Ended June 30,				Six Months Ended June 30,
			Increase	Percent			Increase	Percent
(Dollars in Thousands)	2009	2008	(Decrease)	Change	2009	2008	(Decrease)	Change

Salaries and employee benefits	$2,507	$2,524	$(17)	(0.7)	$4,900	$4,876	$24	0.5
Occupancy, net	583	734	(151)	(20.6)	1,380	1,493	(113)	(7.6)
Premises and equipment	319	356	(37)	(10.4)	640	722	(82)	(11.4)
FDIC insurance	940	20	920	4,600.0	1,305	40	1,265	3,162.5
Professional and consulting	236	190	46	24.2	448	362	86	23.8
Stationery and printing	102	118	(16)	(13.6)	172	213	(41)	(19.2)
Marketing and advertising	141	188	(47)	(25.0)	271	348	(77)	(22.1)
Computer expense	228	226	2	0.9	442	367	75	20.4
OREO expense, net	1,375	31	1,344	4,335.5	1,408	64	1,344	2,100.0
Other	883	801	82	10.2	1,667	1,656	11	0.7
Total other expense	$7,314	$5,188	$2,126	41.0	$12,633	$10,141	$2,492	24.6

For the three months ended June 30, 2009, total other expense increased $2.1 million, or 41.0 percent, from the comparable three months ended June 30, 2008. For the six months ended June 30, 2009, total other expenses increased $2.5 million, or 24.6%, from the same period in 2008. Expense in 2009 was negatively impacted as a result of an increase in FDIC insurance expense and OREO expense.

Salary and employee benefit expense for the quarter ended June 30, 2009 remained relatively even with the same period last year. For the six months ended June 30, 2009, salary and employee benefit expense increased $24,000, or 0.5 percent, from the comparative period in 2008. The increase was primarily attributable to increased expense of $227,000 resulting from changes in the asset valuation and expected rate of return on the Corporation’s defined pension plan, which was frozen in 2007. This was partially offset by reductions in staff and the elimination of certain benefit plans during the middle to later part of 2008. Full-time equivalent staffing levels were 155 at June 30, 2009 compared to 161 as of December 31, 2008 and 164 at June 30, 2008.

Occupancy and premises and equipment expenses for the quarter ended June 30, 2009 decreased $188,000, or 17.2 percent, from the comparable three-month period in 2008. For the six month period ended June 30, 2009, occupancy and premises and equipment expense decrease $195,000, or 8.8 percent, from the same period last year. The decrease was primarily attributable to expense reductions due to branch closures and consolidations.

On December 16, 2008, the FDIC adopted a final rule increasing risk-based assessment rates uniformly by 7 basis points, on an annual basis, for the first quarter of 2009. As a result of these changes coupled with one-time assessment credits recognized in 2008, FDIC insurance assessments amounted to $675,000 for the first six months of 2009, an increase of $635,000, or 1,588 percent, over the comparable period in 2008. The FDIC also proposed an interim rule imposing an emergency special assessment of 20 basis points (20 cents for every $100 of deposits) on the entire banking industry, which would be assessed on June 30, 2009 and payable on September 30, 2009. Subsequently, on March 5, 2009, the Chairman of the FDIC announced that it may cut the 20 basis point emergency special assessment to 10 basis points if legislation passes to expand the FDIC’s existing line of credit with the U.S. Treasury. In May 2009, the FDIC adopted a final rule on the special assessment that will assess the industry 5 basis points on total assets less Tier I capital. The Corporation was required to accrue the charge during the second quarter of 2009, which amounted to approximately $630,000, even though the FDIC will collect the fee at the end of the third quarter when the regular quarterly assessments for the second quarter are collected.

Professional and consulting expense for the three month period ended June 30, 2009 increased by $46,000, or 24.2 percent, compared to the comparable quarter of 2008 due to an increase in legal and consulting fees. For the six months ended June 30, 2009, professional and consulting expense increased $86,000, or 23.8 percent, from the comparable period in 2008. The increase in the six-month period is primarily attributable to higher legal expenses in 2009.

Marketing and advertising expense for the three months ended June 30, 2009 decreased $47,000, or 25.0 percent, from the comparable period in 2008. For the six months ended June 30, 2009, marketing and advertising expense was down $77,000, or 22.1 percent, over the same period 2008.

Computer expense for the three-month period ended June 30, 2009 increased $ 2,000, or 0.9 percent, compared to the same quarter of 2008. For the six months ended June 30, 2009, computer expenses were up $75,000, or 20.4 percent, from the same period last year. The increase was due primarily to fees paid to the Corporation’s outsourced information technology service provider. This previously announced strategic outsourcing agreement has significantly improved operating efficiencies and reduced overhead, primarily in salaries and benefits.

OREO expense for the second quarter of 2009 and six months ended June 30, 2009 increased by $1.3 million compared to the same quarter and six month period last year, respectively, due primarily to the recognition of a $926,000 writedown coupled with the continued buildout costs relating to the residential real estate condominium project in Union County, New Jersey. The Corporation currently has a contract for sale on this project, which is expected to close in the third quarter of 2009.

Other expense for the second quarter of 2009 totaled $ 883,000, an increase of $82,000, or 10.2 percent, from the comparable period in 2008. On a six month basis, other expenses increased $11,000, or 0.7 percent, from the same period last year.

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

Provision for Income Taxes

For the quarter ended June 30, 2009, the Corporation recorded an income tax expense of $507,000, as compared with a tax expense of $428,000 for the quarter ended June 30, 2008. The effective tax rates for the Corporation for the respective quarterly periods ended June 30, 2009 and 2008 were 29.7 percent and 23.3 percent, respectively. The effective tax rates for the first six months of 2009 and 2008 were 26.8 percent compared to 20.1 percent, respectively. The increase in the effective tax rate was primarily due to a business entity restructuring which was fully completed in 2008 coupled with a higher proportion of taxable income versus non-taxable income partly due to the reduced size of the Corporation’s municipal securities portfolio.

Recent Accounting Pronouncements

Note 3 of the Consolidated Financial Statements discusses the expected impact of accounting pronouncements recently issued or proposed but not yet required to be adopted.

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

At June 30, 2009, the Corporation reflects a positive interest sensitivity gap (or an interest sensitivity ratio of 1.17:1.00) at the cumulative one-year position. Based on management’s perception that interest rates will continue to be volatile, projected increased levels of prepayments on the earning-asset portfolio and the current level of interest rates, emphasis has been, and is expected to continue to be, placed on interest-sensitivity matching with the objective of stabilizing the net interest spread during 2009. However, no assurance can be given that this objective will be met.

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

Liquidity is measured and monitored for the Corporation’s bank subsidiary, Union Center National Bank (the “Bank”). The Corporation reviews its net short-term mismatch. This measures the ability of the Corporation to meet obligations should access to Bank dividends be constrained. At June 30, 2009, the Parent Corporation had $3.2 million in cash and short-term investments compared to $2.2 million at December 31, 2008. Expenses at the Parent Corporation are moderate and management believes that the Parent Corporation has adequate liquidity to fund its obligations.

Certain provisions of long-term debt agreements, primarily subordinated debt, prevent the Corporation from creating liens on, disposing of or issuing voting stock of subsidiaries. As of June 30, 2009, the Corporation was in compliance with all covenants and provisions of these agreements.

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

Anticipated cash-flows at June 30, 2009, projected to July 1, 2010, indicates that the Bank’s liquidity should remain strong, with an approximate projection of $489.4 million in anticipated cash flows over the next twelve months. This projection represents a forward-looking statement under the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from this projection depending upon a number of factors, including the liquidity needs of the Bank’s customers, the availability of alternative sources of liquidity and general economic conditions.

Deposits

Total deposits increased $295.6 million, or 44.8 percent, to $955.1 million on June 30, 2009 from $659.5 million at December 31, 2008. Total non-interest-bearing deposits increased from $113.3 million at December 31, 2008 to $130.1 million at June 30, 2009, an increase of $16.8 million or 14.8 percent. Interest bearing demand, savings and time deposits increased $278.8 million at June 30, 2009 as compared to December 31, 2008. The increase in total deposits was primarily the result of an inflow in core savings deposits and CDARS Reciprocal deposits, as customers sought safety and more liquidity in light of the financial crisis. Time certificates of deposit of $100,000 or more increased $169.3 million as compared to year-end 2008 due to an increase in CDARS Reciprocal deposits.

The Corporation derives a significant proportion of its liquidity from its core deposit base. Total demand deposits, savings and money market accounts of $582.5 million at June 30, 2009 increased by $152.2 million, or 35.4 percent, from December 31, 2008. At June 30, 2009, total demand deposits, savings and money market accounts were 61.0 percent of total deposits compared to 65.3 percent at year-end 2008. Alternatively, the Corporation uses a more stringent calculation for the management of its liquidity positions internally, which calculation consists of total demand, savings accounts and money market accounts (excluding money market accounts greater than $100,000 and time deposits) as a percentage of total deposits. This number increased by $17.2 million, or 4.9 percent, from $349.5 million at December 31, 2008 to $366.7 million at June 30, 2009 and represented 38.4 percent of total deposits at June 30, 2009 as compared with 53.0 percent at December 31, 2008.

Certificates of deposit $100,000 and greater, increased to 28.2 percent of total deposits at June 30, 2009 from 15.2 percent at December 31, 2008 due to the increase in CDARS Reciprocal deposits.

Core Deposit Mix

The following table depicts the Corporation’s core deposit mix at June 30, 2009 and December 31, 2008.

					Net Change
	June 30, 2009		December 31, 2008		Volume
(Dollars in Thousands)	Amount	Percentage	Amount	Percentage	2009 vs. 2008

Non-interest bearing deposits	$130,115	35.5	$113,319	32.4	$16,796
Interest-bearing demand	137,578	37.5	139,349	39.9	(1,771)
Regular savings	59,326	16.2	56,431	16.2	2,895
Money market deposits under $100	39,704	10.8	40,419	11.5	(715)
Total core deposits	$366,723	100.0	$349,518	100.0	$17,205
Total deposits	$955,142		$659,537		$295,605
Core deposits to total deposits	38.4%		53.0%

Borrowings

Total borrowings amounted to $252.5 million at June 30, 2009, reflecting a decrease of $21.1 million from December 31, 2008. Overnight customer repurchase transactions covering commercial customer sweep accounts totaled $24.1 million at June 30, 2009 as compared with $30.1 million at December 31, 2008. This shift in the volume of repurchase agreements also accounted for a portion of the change in non-interest bearing commercial checking accounts during the period.

Cash Flows

The consolidated statements of cash flows present the changes in cash and cash equivalents from operating, investing and financing activities. During the six months ended June 30, 2009, cash and cash equivalents (which increased overall by $161.8 million) were used on a net basis by investing activities in the amount of approximately $139.9 million, primarily from an increase in the investment and loan portfolios, offset in part by maturities and sales of investment securities. Net cash of $282.0 million was provided by financing activities, primarily due to an increase in deposits, partially offset by a decrease in borrowings. Net cash of $19.7 million was provided by operating activities, principally as a result of net income of $2.0 millions, a $1.6 million provision for loan losses and a $14.4 million increase in other liabilities.

Stockholders’ Equity

Total stockholders’ equity amounted to $89.5 million, or 6.67 percent of total assets, at June 30, 2009, compared to $81.7 million or 7.99 percent of total assets at December 31, 2008. Book value per common share was $6.14 at June 30, 2009, compared to $6.29 at December 31, 2008. Tangible book value (i.e., total stockholders’ equity less preferred stock, goodwill and other intangible assets) per common share was $4.83 at June 30, 2009 compared to $4.97 at December 31, 2008.

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

Tangible book value per share is a non-GAAP financial measure and represents tangible stockholders’ equity (or tangible book value) calculated on a per common share basis. The Corporation believes that a disclosure of tangible book value per share may be helpful for those investors who seek to evaluate the Corporation’s book value per share without giving effect to goodwill and other intangible assets. The following table presents a reconciliation of total book value per share to tangible book value per share as of June 30, 2009 and December 31, 2008.

	June 30,	December 31,
(Dollars in Thousands, Except per Share Data	2009	2008
Common shares outstanding	13,000,601	12,991,312
Stockholders’ equity	$89,458	$81,713
Less: Preferred Stock	9,578	—
Less: Goodwill and other intangible assets	17,066	17,110
Tangible common stockholders’ equity	$62,814	$64,603
Book value per common share	$6.14	$6.29
Less: Goodwill and other intangible assets	1.31	1.32
Tangible book value per common share	$4.83	$4.97

During the three and six months ended June 30, 2009, the Corporation had no purchases of common stock associated with its buy back program. For the three and six months ended June 30, 2008, the Corporation purchased 97,685 shares of common stock at an average cost per share of $9.60 per share and a total of $161,583 shares of common stock at an average price of $10.16 per share. At June 30, 2009, there were 652,868 shares available for repurchase under the Corporation’s stock buyback program. As described in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2008, the Corporation is restricted from repurchasing its Common Stock while its newly issued preferred stock is held by the Treasury.

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

Risk-Based Capital/Leverage

The Tier I leverage capital at June 30, 2009 (defined as tangible stockholders’ equity for common stock and Trust Preferred Capital Securities) amounted to $88.6 million, or 7.52 percent of average total assets. At December 31, 2008, the Corporation’s Tier I leverage risk-based capital amounted to $78.2 million or 7.71 percent of average total assets. The increase reflects the Corporation's participation in the United States Government's Capital Purchase Program.

Tier I capital excludes the effect of SFAS No. 115, which amounted to $ 9.0 million of net unrealized losses, after tax, on securities available-for-sale (reported as a component of accumulated other comprehensive income which is included in stockholders’ equity) and goodwill and intangible assets of $17.1 million as of June 30, 2009.

United States bank regulators have issued guidelines establishing minimum capital standards related to the level of assets and off balance-sheet exposures adjusted for credit risk. Specifically, these guidelines categorize assets and off balance-sheet items into four risk-weightings and require banking institutions to maintain a minimum ratio of capital to risk-weighted assets.

At June 30, 2009, the Corporation’s Tier 1 and total risk-based capital ratios were 10.46 percent and 11.28 percent, respectively. These ratios are well above the minimum guidelines of capital to risk-adjusted assets in effect as of June 30, 2009.

The foregoing capital ratios are based in part on specific quantitative measures of assets, liabilities and certain off-statement of condition items as calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by the bank regulators regarding capital components, risk weightings and other factors. As of June 30, 2009, management believes that each of Union Center National Bank and Center Bancorp, Inc. meet all capital adequacy requirements to which it is subject.

Subordinated Debentures

On December 19, 2003, Center Bancorp Statutory Trust II, a statutory business trust and wholly-owned subsidiary of Center Bancorp, Inc., issued $5.0 million of, MMCapS capital securities to investors due on January 23, 2034.

The capital securities presently qualify as Tier I capital. The trust loaned the proceeds of this offering to the Corporation and received in exchange $5.2 million of the Parent Corporation’s subordinated debentures. The subordinated debentures are redeemable in whole or part. The floating interest rate on the subordinated debentures is three-month LIBOR plus 2.85% and reprices quarterly. The rate at June 30, 2009 was 3.89%.

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

Based on the results of the interest simulation model as of June 30, 2009, and assuming that management does not take action to alter the outcome, the Corporation would expect an increase of 2.17 percent in net interest income if interest rates increased by 200 basis points from current rates in a gradual and parallel rate ramp over a twelve month period. As market rates declined to historic lows at June 30, 2009, the Corporation did not feel that modeling a further down rate scenario was realistic in the current environment.

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

Equity Price Risk

We are also exposed to equity price risk inherent in our portfolio of publicly traded equity securities, which had an estimated fair value of $0.4 million at June 30, 2009 and $0.7 million at December 31, 2008. We monitor our equity investments for impairment on a periodic basis. In the event that the carrying value of the equity investment exceeds its fair value, and we determine the decline in value to be other than temporary, we reduce the carrying value to its current fair value. During 2009, the Corporation recorded no other than temporary impairment charges on its equity security holdings.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

As of June 30, 2009, the Corporation had purchased 1,386,863 common shares at an average cost per share of $11.44 under stock buyback programs announced in 2006 and 2007. The repurchased shares were recorded as Treasury Stock, which resulted in a decrease in stockholders’ equity. During the three and six months ended June 30, 2009, there were no shares repurchased.

Information concerning the second quarter 2009 stock repurchases is set forth below.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (1)

April 1 through April 30, 2009	—	$—	1,386,863	652,868
May 1 through May 31, 2009	—	—	1,386,863	652,868
June 1 through June 30, 2009	—	—	1,386,863	652,868
Total	—	$—	1,386,863	652,868
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

Item 4. Submissions of Matters to a Vote of Securities Holders

The Annual Meeting of Shareholders was held on Tuesday, May 27, 2009.

Proposal 1 was to elect the directors of the Corporation, whose term will expire in 2010. The nominees, all of whom were elected, are listed below along with the share votes:

	For	Withheld
Alexander A. Bol	10,995,848	546,418
Brenda Curtis	10,993,488	548,778
John J DeLaney, Jr	10,526,535	1,015,731
James J. Kennedy	11,182,965	359,301
Howard Kent	11,190,532	351,734
Elliot I. Kramer	11,189,876	352,390
Nichols Minoia	11,229,034	313,232
Harold Schechter	11,190,957	351,309
Lawrence B. Seidman	11,012,046	530,220
William A Thompson	11,011,949	530,317
Raymond Vanaria	11,179,972	362,294

Proposal 2 was to approve the Center Bancorp, Inc. 2009 Equity Incentive Plan.

For	Against	Abstain
5,671,454	1,623,388	69,088

       Proposal 3 was to approve the advisory vote on executive compensation.

For	Against	Abstain
10,622,860	627,042	292,364

Item 6. Exhibits

Exhibit 31.1	Certification of the Chief Executive Officer of the Corporation Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2	Certification of the Chief Financial Officer of the Corporation Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1	Certification of the Chief Executive Officer of the Corporation Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2	Certification of the Chief Financial Officer of the Corporation Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf, by the undersigned, thereunto duly authorized.

CENTER BANCORP, INC.

By:	/s/ Anthony C. Weagley	By:	/s/ A. Richard Abrahamian
	Anthony C. Weagley, President and Chief Executive Officer		A. Richard Abrahamian, Treasurer and Chief Financial Officer

	Date: August 10, 2009		Date: August 10, 2009

EXHIBIT INDEX

Exhibit 31.1	Certification of the Chief Executive Officer of the Corporation Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2	Certification of the Chief Financial Officer of the Corporation Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1	Certification of the Chief Executive Officer of the Corporation Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2	Certification of the Chief Financial Officer of the Corporation Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002