Form 10-Q
period 2009-09-30
CENTER BANCORP INC
filed 2009-11-09
CIK 712771

UNITED STATES OF AMERICA
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2009

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Common Stock, No Par Value:	14,572,029
(Title of Class)	(Outstanding at October 31, 2009)

i

PART I – FINANCIAL INFORMATION

The following unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and, accordingly, do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2009, or for any other interim period. The Center Bancorp, Inc. 2008 Annual Report on Form 10-K should be read in conjunction with these financial statements.

Item 1. Financial Statements

CENTER BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CONDITION

(Dollars in Thousands, Except Per Share Data)	September 30, 2009	December 31, 2008
	(unaudited)
ASSETS
Cash and due from banks	$172,401	$15,031
Investment securities available-for-sale	376,097	242,714
Loans	716,100	676,203
Less: Allowance for loan losses	7,142	6,254
Net loans	708,958	669,949
Restricted investment in bank stocks, at cost	10,673	10,230
Premises and equipment, net	18,155	18,488
Accrued interest receivable	4,642	4,154
Bank owned life insurance	26,162	22,938
Other real estate owned	—	3,949
Goodwill and other intangible assets	17,047	17,110
Other assets	15,381	18,730
Total assets	$1,349,516	$1,023,293
LIABILITIES
Deposits:
Non-interest bearing	$126,205	$113,319
Interest-bearing
Time deposits $100 and over	265,999	100,493
Interest-bearing transactions, savings and time deposits $100 and less	568,953	445,725
Total deposits	961,157	659,537
Short-term borrowings	52,171	45,143
Long-term borrowings	223,183	223,297
Subordinated debentures	5,155	5,155
Accounts payable and accrued liabilities	9,189	8,448
Due to brokers for investment securities	6,434	—
Total liabilities	1,257,289	941,580
STOCKHOLDERS’ EQUITY
Preferred stock, $1,000 liquidation value per share:
Authorized 5,000,000 shares; issued 10,000 shares in 2009 and none in 2008	9,599	—
Common stock, no par value:
Authorized 20,000,000 shares; issued 15,190,984 shares in 2009 and 2008; outstanding 13,000,601 shares in 2009 and 12,991,312 shares in 2008	86,908	86,908
Additional paid in capital	5,652	5,204
Retained earnings	17,459	16,309
Treasury stock, at cost (2,190,383 shares in 2009 and 2,199,672 shares in 2008)	(17,720)	(17,796)
Accumulated other comprehensive loss	(9,671)	(8,912)
Total stockholders’ equity	92,227	81,713
Total liabilities and stockholders’ equity	$1,349,516	$1,023,293

See the accompanying notes to the consolidated financial statements

CENTER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in Thousands, Except Per Share Data )	2009	2008	2009	2008
Interest income:
Interest and fees on loans	$9,255	$9,427	$27,568	$26,575
Interest and dividends on investment securities:
Taxable interest income	3,874	2,514	9,333	7,914
Non-taxable interest income	185	559	773	2,036
Dividends	177	189	465	645
Interest on Federal funds sold and securities purchased under agreement to resell	—	—	—	109
Total interest income	13,491	12,689	38,139	37,279
Interest expense:
Interest on certificates of deposit $100 or more	1,077	618	2,844	1,830
Interest on other deposits	2,362	2,434	7,191	8,302
Interest on borrowings	2,611	2,777	7,657	8,171
Total interest expense	6,050	5,829	17,692	18,303
Net interest income	7,441	6,860	20,447	18,976
Provision for loan losses	280	465	1,857	1,136
Net interest income after provision for loan losses	7,161	6,395	18,590	17,840
Other income:
Service charges, commissions and fees	464	484	1,353	1,526
Annuities and insurance	17	35	102	90
Bank owned life insurance	273	507	748	956
Other	68	96	244	307
Total other-than-temporary impairment losses	(1,878)	(1,200)	(2,018)	(1,391)
Less: Portion of loss recognized in other comprehensive income (before taxes)	478	—	478	—
Net other-than-temporary impairment losses	(1,400)	(1,200)	(1,540)	(1,391)
Net gains on sale of investment securities	889	125	3,339	541
Net investment securities gains (losses)	(511)	(1,075)	1,799	(850)
Total other income	311	47	4,246	2,029
Other expense:
Salaries and employee benefits	2,529	1,919	7,429	6,795
Occupancy, net	539	803	1,919	2,296
Premises and equipment	323	352	963	1,074
FDIC insurance	320	28	1,625	68
Professional and consulting	190	189	638	551
Stationery and printing	81	87	253	300
Marketing and advertising	75	145	346	493
Computer expense	220	238	662	605
OREO expense (benefit), net	30	(44)	1,438	20
Other	879	861	2,546	2,517
Total other expense	5,186	4,578	17,819	14,719
Income before income tax expense	2,286	1,864	5,017	5,150
Income tax expense	751	346	1,482	1,007
Net income	1,535	1,518	3,535	4,143
Preferred stock dividends and accretion	148	—	425	—
Net income available to common stockholders	$1,387	$1,518	$3,110	$4,143
Earnings per common share:
Basic	$0.11	$0.12	$0.24	$0.32
Diluted	$0.11	$0.12	$0.24	$0.32
Weighted average common shares outstanding :
Basic	13,000,601	12,990,441	12,995,481	13,068,400
Diluted	13,005,101	13,003,954	12,998,211	13,083,112

See the accompanying notes to the consolidated financial statements

CENTER BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(unaudited)

(Dollars in Thousands, Except Per Share Data)	Preferred Stock	Common Stock	Additional Paid In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance, December 31, 2007	$-	$86,908	$5,133	$15,161	$(16,100)	$(5,824)	$85,278
Comprehensive income:
Net income				4,143			4,143
Other comprehensive loss, net of taxes						(3,682)	(3,682)
Total comprehensive income							461
Cash dividends declared on common stock ($0.27 per share)				(3,506)			(3,506)
Issuance cost of common stock				(14)			(14)
Exercise of stock options (25,583 shares)			20		203		223
Stock based compensation expense			105				105
Treasury stock purchased (193,083 shares)					(1,923)		(1,923)
Balance, September 30, 2008	$-	$86,908	$5,258	$15,784	$(17,820)	$(9,506)	$80,624

Balance, December 31, 2008	$-	$86,908	$5,204	$16,309	$(17,796)	$(8,912)	$81,713
Comprehensive income:
Net income				3,535			3,535
Other comprehensive loss, net of taxes						(759)	(759)
Total comprehensive income							2,776
Proceeds from issuance of preferred stock & warrants	9,539		461				10,000
Accretion of discount on preferred stock	60			(60)			-
Dividends on preferred stock				(365)			(365)
Cash dividends declared on common stock ($0.15 per share)				(1,950)			(1,950)
Issuance cost of common stock				(10)			(10)
Exercise of stock options (9,289 shares)			(19)		76		57
Taxes related to stock based compensation			(57)				(57)
Stock based compensation expense			63				63
Balance, September 30, 2009	$9,599	$86,908	$5,652	$17,459	$(17,720)	$(9,671)	$92,227

See the accompanying notes to the consolidated financial statements

CENTER BANCORP, INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
(Dollars In Thousands)	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,535	$4,143
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and amortization	1,092	1,357
Stock based compensation expense	63	105
Provision for loan losses	1,857	1,136
Provision for deferred taxes	57	—
Net gains on investment securities	(1,799)	850
Net loss on premises, equipment and OREO	905	83
Increase in accrued interest receivable	(488)	(20)
Decrease (increase) in other assets	3,349	(65)
Increase (decrease) in other liabilities	1,963	(2,872)
Life insurance death benefit	—	(230)
Increase in cash surrender value of bank owned life insurance	(748)	(726)
Amortization of premium and accretion of discount on investment securities, net	532	61
Net cash provided by operating activities	10,318	3,822
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities, calls and paydowns of investment securities available-for-sale	40,647	36,143
Net purchases of restricted investment in bank stock	(443)	(1,810)
Proceeds from sales of investment securities available-for-sale	422,569	286,491
Purchase of investment securities available-for-sale	(590,224)	(300,579)
Net increase in loans	(40,866)	(109,707)
Purchases of premises and equipment	(697)	(2,486)
Capital expenditure addition to OREO	(476)	—
Purchase of bank owned life insurance	(2,475)	—
Proceeds from life insurance death benefit	—	527
Proceeds from the sale of branch facility, equipment & premises and OREO	3,521	2,884
Net cash used in investing activities	(168,444)	(88,537)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	301,620	(21,926)
Net increase in short-term borrowings	7,028	2,893
Proceeds from long term borrowings	—	55,000
Payment on long term borrowings	(114)	(111)
Proceeds from issuance of preferred stock and warrants	10,000	—
Cash dividends on common stock	(2,728)	(3,506)
Cash dividends on preferred stock	(300)	—
Issuance cost of common stock	(10)	(14)
Proceeds from exercise of stock options	57	223
Taxes related to stock based compensation	(57)	—
Purchase of treasury stock	—	(1,923)
Net cash provided by financing activities	315,496	30,636
Net increase (decrease) in cash and cash equivalents	157,370	(54,079)
Cash and cash equivalents at beginning of period	15,031	70,031
Cash and cash equivalents at end of period	$172,401	$15,952
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Non cash investment activities:
Trade date accounting settlements for investments, net	$6,417	$—
Cash paid during year for:
Interest paid on deposits and borrowings	$17,557	$17,966
Income taxes	$254	$2,353
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

Investment Securities

The Corporation accounts for its investment securities in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 320-10-05 (previously SFAS No. 115, “Accounting for Certain Investment in Debt and Equity Securities”). Investments are classified into the following categories: (1) held to maturity securities, for which the Corporation has both the positive intent and ability to hold until maturity, which are reported at amortized cost; (2) trading securities, which are purchased and held principally for the purpose of selling in the near term and are reported at fair value with unrealized gains and losses included in earnings; and (3) available-for-sale securities, which do not meet the criteria of the other two categories and which management believes may be sold prior to maturity due to changes in interest rates, prepayment, risk, liquidity or other factors, and are reported at fair value, with unrealized gains and losses, net of applicable income taxes, reported as a component of accumulated other comprehensive income, which is included in stockholders’ equity and excluded from earnings.

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

Securities are evaluated on at least a quarterly basis, and more frequently when market conditions warrant such an evaluation, to determine whether a decline in their value is other-than-temporary. FASB ASC 320-10-65 (previously FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Investments”), clarifies the interaction of the factors that should be considered when determining whether a debt security is other–than-temporarily impaired. For debt securities, management must assess whether (a) it has the intent to sell the security and (b) it is more likely than not that it will be required to sell the security prior to its anticipated recovery. These steps are done before assessing whether the entity will recover the cost basis of the investment. Previously, this assessment required management to assert it has both the intent and the ability to hold a security for a period of time sufficient to allow for anticipated recovery in fair value to avoid recognizing an other-than-temporary impairment. This change does not affect the need to forecast recovery of the value of the security through either cash flows or market price.

In instances when a determination is made that an other-than-temporary impairment exists but the investor does not intend to sell the debt security and it is not more likely than not that it will be required to sell the debt security prior to its anticipated recovery, FASB ASC 320-10-65 changes the presentation and amount of the other-than-temporary impairment recognized in the income statement. The other-than-temporary impairment is separated into (a) the amount of the total other-than-temporary impairment related to a decrease in cash flows expected to be collected from the debt security (the credit loss) and (b) the amount of the total other-than-temporary impairment related to all other factors. The amount of the total other-than-temporary impairment related to the credit loss is recognized in earnings. The amount of the total other-than-temporary impairment related to all other factors is recognized in other comprehensive income. Impairment charges on certain investment securities of approximately $1.4 million and $1.5 million were recognized in earnings during the three and nine months ended September 30, 2009, respectively. Impairment charges of approximately $1.2 million and $1.4 million were recognized in earnings during the three and nine months ended September 30, 2008, respectively.

Loans Held for Sale

Mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregated costs or estimated fair value. Gains and losses on sales of loans are also accounted for in accordance with FASB ASC 948-10 (previously SFAS No. 134 “Accounting for Mortgage Securities retained after Securitizations or Mortgage Loans Held for Sale by a Mortgage Banking Enterprise”). At September 30, 2009 and 2008, the Corporation had no loans held for sale.

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

The Corporation accounts for impaired loans in accordance with FASB ASC 310-10-35 (previously SFAS No. 114, “Accounting by Creditors for Impairment of a Loan” as amended by SFAS No. 118, “Accounting by Creditors for Impairment of a Loan — Income Recognition and Disclosures”). The value of impaired loans is based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, as a practical expedient, at the loan’s observable market price or at the fair value of the collateral if the loan is collateral dependent.

The Corporation has defined its population of impaired loans to include all non-accrual and troubled debt restructuring loans. As part of the evaluation, the Corporation reviews for impairment all commercial loans internally classified as substandard or below, in each instance above an established dollar threshold of $200,000, as well as all commercial loans greater than $1.0 million. Smaller impaired commercial loans and impaired retail loans are not measured for specific reserves and are covered under the Corporation’s general reserve.

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

Other Real Estate Owned

Other real estate owned (“OREO”), representing property acquired through foreclosure and held for sale, are initially recorded at fair value less cost to sell at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosures, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell. Costs relating to holding the assets are charged to expenses. During the third quarter of 2009, the Corporation sold the residential real estate condominium project in Union County, New Jersey, which was carried as other real estate owned. At September 30, 2009, the Corporation had no OREO. The decrease from December 31, 2008 represented a writedown of the carrying value and the subsequent sale of the project in the third quarter of 2009.

CENTER BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Summary of Significant Accounting Policies – (continued)

Mortgage Servicing

The Corporation performs various servicing functions on loans owned by others. A fee, usually based on a percentage of the outstanding principal balance of the loan, is received for those services. At September 30, 2009 and December 31, 2008, the Corporation was servicing approximately $8.5 million and $10.0 million, respectively, of loans for others.

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

Earnings per common share have been computed based on the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share amounts)	2009	2008	2009	2008

Net income	$1,535	$1,518	$3,535	$4,143
Preferred stock dividends and accretion	148	—	425	—
Net income available to common shareholders	$1,387	$1,518	$3,110	$4,143
Average number of common share outstanding	13,001	12,990	12,995	13,068
Effect of dilutive options	4	14	3	15
Average number of common shares outstanding used to calculate diluted earnings per common share	13,005	13,004	12,998	13,083
Earning per common share:
Basic	$0.11	$0.12	$0.24	$0.32
Diluted	$0.11	$0.12	$0.24	$0.32

Treasury Stock

The Corporation announced on March 27, 2006 that its Board of Directors approved an increase in its then current share buyback program to 5 percent of outstanding shares, enhancing its then current authorization by 425,825 shares to 684,965 shares. The Corporation announced on October 1, 2007 that its Board of Directors approved an additional increase in its current share buyback program to 5 percent of outstanding shares, enhancing its current authorization by 684,627 shares. On June 26, 2008, the Corporation announced that its Board of Directors approved an additional buyback of 649,712 shares. The total buyback authorization has been increased to 2,039,731 shares. Subject to limitations applicable to the Corporation, purchases may be made from time to time as, in the opinion of management, market conditions warrant, in the open market or in privately negotiated transactions. Shares repurchased will be added to the corporate treasury and will be used for future stock dividends and other issuances. As of  September 30, 2009, the Corporation had 13.0 million shares of common stock  outstanding. As of September 30, 2009, the Corporation had purchased 1,386,863 common shares at an average cost per share of $11.44 under the stock buyback program as amended on October 1, 2007 and June 26, 2008. Treasury stock is recorded using the cost method and accordingly is presented as a reduction of stockholders’ equity. For the nine months ended September 30, 2009, the Corporation did not purchase any of its common shares.

CENTER BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Summary of Significant Accounting Policies – (continued)

Goodwill

The Corporation adopted the provisions of FASB ASC 350-10-05 (previously SFAS No. 142, “Goodwill and Other Intangible Assets”), which requires that goodwill be reported separate from other intangible assets in the Consolidated Statements of Condition and not be amortized but tested for impairment annually, or more frequently if impairment indicators arise for impairment. No impairment charge was deemed necessary for the nine months ended September 30, 2009 and 2008.

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

Disclosure of comprehensive income (loss) for the nine months ended September 30, 2009 and 2008 is presented in the Consolidated Statements of Changes in Stockholders’ Equity and presented in detail in Note 4 of the Notes to Consolidated Financial Statements.

Bank Owned Life Insurance

During 2001, the Corporation invested $12.5 million in Bank Owned Life Insurance (“BOLI”) to help offset the rising cost of employee benefits, and made subsequent investments in 2004 of $2.5 million and in 2006 of $2.0 million. During the second quarter of 2009, the Corporation purchased two additional policies for $2.5 million. The change in the cash surrender value of the BOLI was recorded as a component of other income and amounted to $748,000 and $726,000 in the nine months ended September 30, 2009 and 2008, respectively. During the third quarter of 2008, the Corporation recognized $230,000 in tax-free proceeds in excess of contract value on its BOLI due to the death of one insured participant.

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

Advertising Costs

The Corporation recognizes its marketing and advertising cost as incurred. Advertising costs were $346,000 and $493,000 for the nine months ended September 30, 2009 and 2008, respectively.

CENTER BANCORP, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 — Stock Based Compensation

The Corporation maintains two stock-based compensation plans from which new grants could be issued. The Corporation’s Stock Option Plans permit Parent Corporation common stock to be issued to key employees and directors of the Corporation and its subsidiaries. The options granted under the plans are intended to be either Incentive Stock Options or Non-qualified Options. Since the 1999 Employee Stock Incentive Plan expired on April 13, 2009, a proposal with respect to a new plan was approved by the stockholders at the Corporation’s 2009 annual meeting of shareholders. Under the new 2009 Equity Incentive Plan, an aggregate of 400,000 shares are available for issuance. Under the 2003 Non-Employee Director  Stock Option Plan, an aggregate total of 452,864 shares remain available for grant under the plan as of September 30, 2009 and are authorized for issuance. Such shares may be treasury shares, newly issued shares or a combination thereof.

Options have been granted to purchase common stock principally at the fair market value of the stock at the date of grant. Options are exercisable over a three year vesting period starting one year after the date of grant and generally expire ten years from the date of grant.

Stock-based compensation expense for all share-based payment awards granted after December 31, 2005 is based on the grant-date fair value estimated in accordance with the provisions of FASB ASC 718-10-10 (previously SFAS No. 123R). The Corporation recognizes these compensation costs net of a forfeiture rate and recognizes the compensation costs for only those shares expected to vest on a straight-line basis over the requisite service period of the award, which is generally the option vesting term of 3 years. The Corporation estimated the forfeiture rate based on its historical experience during the preceding seven fiscal years.

For the nine months ended September 30, 2009, the Corporation’s income before income taxes and net income was reduced by $63,000 and $38,000, respectively, as a result of the compensation expense related to stock options. For the nine months ended September 30, 2008, the Corporation’s income before income taxes and net income was reduced by $105,000 and $63,000, respectively, as a result of such expense.

Under the principal option plans, the Corporation may grant restricted stock awards to certain employees. Restricted stock awards are non-vested stock awards. Restricted stock awards are independent of option grants and are generally subject to forfeiture if employment terminates prior to the release of the restrictions. Such awards generally vest within 30 days to five years from the date of grant. During that period, ownership of the shares cannot be transferred. Restricted stock has the same cash dividend and voting rights as other common stock and is considered to be currently issued and outstanding. The Corporation expenses the cost of the restricted stock awards, which is determined to be the fair market value of the shares at the date of grant, ratably over the period during which the restrictions lapse. There were no restricted stock awards outstanding at September 30, 2009 and 2008.

There were 38,203 shares of common stock underlying options that were granted during both the nine months ended September 30, 2009 and 2008. The fair value of share-based payment awards was estimated using the Black-Scholes option pricing model with the following assumptions and weighted average fair values at the time the grants were awarded:

	Nine Months Ended September 30,
	2009	2008

Weighted average fair value of grants	$1.48	$3.10
Risk-free interest rate	1.90%	3.03%
Dividend yield	4.69%	2.43%
Expected volatility	32.9%	30.2%
Expected life in months	69	88

CENTER BANCORP, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 — Stock Based Compensation – (continued)

Option activity under the principal option plans as of September 30, 2009 and changes during the nine months ended September 30, 2009 were as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
			(In Years)

Outstanding at December 31, 2008	185,164	$10.45
Granted	38,203	7.67
Exercised	(9,289)	6.07
Forfeited/cancelled/expired	(22,076)	11.04
Outstanding at September 30, 2009	192,002	$10.04	6.07	$—
Exercisable at September 30, 2009	124,271	$10.05	4.61	$—

The aggregate intrinsic value of options above represents the total pretax intrinsic value (the difference between the Corporation’s closing stock price on the last trading day of the second quarter of 2009 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2009. This amount changes based on the fair market value of the Corporation’s stock.

As of September 30, 2009, there was approximately $131,000 of total unrecognized compensation expense relating to unvested stock options. These costs are expected to be recognized over a weighted average period of 2.5 years.

Note 3 — Recent Accounting Pronouncements

On June 29, 2009, the FASB issued FASB ASC 105-10-65 (previously SFAS No. 168, “Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162”(“Codification”)). This Codification is the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. The Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009, for most entities. On the effective date, all non-SEC accounting and reporting standards will be superseded. The Corporation adopted the Codification for the quarterly period ended September 30, 2009, as required, and there was not a material impact on the Corporation’s financial statements taken as a whole. In order to ease the transition to the Codification, the Corporation has provided the Codification cross-reference along side the references to the standards issued and adopted prior to the adoption of the Codification.

In April 2009, the FASB issued three amendments to the fair value measurement, disclosure and other-than-temporary impairment standards:

•
FASB ASC 820-10-65 (previously FAS 157-4 , “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions that are Not Orderly”).

•	FASB ASC 320-10-65 (previously FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”).

•	FASB ASC 825-10 (previously FAS 107 and APB 28-1, “Interim Disclosure about Fair Value of Financial Instruments”).

CENTER BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 — Recent Accounting Pronouncements – (continued)

FASB ASC 820-10-05 (previously FASB SFAS No. 157, “Fair Value Measurements”) defines fair value as the price that would be received to sell the asset or transfer the liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. FASB ASC 820-10-05 provides additional guidance on identifying circumstances when a transaction may not be considered orderly.

FASB ASC 820-10-65 provides a list of factors that a reporting entity should evaluate to determine whether there has been a significant decrease in the volume and level of activity for the asset or liability in relation to normal market activity for the asset or liability. When the reporting entity concludes there has been a significant decrease in the volume and level of activity for the asset or liability, further analysis of the information from that market is needed and significant adjustments to the related prices may be necessary to estimate fair value in accordance with FASB ASC 820-10-05.

FASB ASC 820-10-65 clarifies that when there has been a significant decrease in the volume and level of activity for the asset or liability, some transactions may not be orderly. In those situations, the entity must evaluate the weight of evidence to determine whether the transaction is orderly. It also provides a list of circumstances that may indicate that a transaction is not orderly. A transaction price that is not associated with an orderly transaction is given little, if any, weight when estimating fair value.

FASB ASC 320-10-65 amends other-than-temporary impairment guidance for debt securities and expands disclosure requirements for other-than-temporarily impaired debt and equity securities. FASB ASC 320-10-65 requires companies to record other-than-temporary impairment charges, through earnings, if they have the intent to sell, or will more likely than not be required to sell, an impaired debt security before a recovery of its amortized cost basis. In addition, FASB ASC 320-10-65 requires companies to record other-than-temporary impairment charges through earnings for the amount of credit losses, regardless of the intent or requirement to sell. Credit loss is measured as the difference between the present value of an impaired debt security’s cash flows and its amortized cost basis. Non-credit related write-downs to fair value must be recorded as decreases to accumulated other comprehensive income as long as a company has no intent or requirement to sell an impaired security before a recovery of amortized cost basis. Finally, FASB 320-10-65 requires companies to record all previously recorded non-credit related other-than-temporary impairment charges for debt securities as cumulative effect adjustments to retained earnings as of the beginning of the period of adoption.

FASB ASC 825-10-65 (previously FAS 107-1 and APB 28-1) requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FASB ASC 825-10 also requires those disclosures in summarized financial information at interim reporting periods.

All three FASB ASC’s discussed herein include substantial additional disclosure requirements. The effective date for these new ASC’s is the same: interim and annual reporting periods ended after June 15, 2009. The Corporation adopted these ASC’s at June 30, 2009 and there was not a material impact on its consolidated financial statements.

On May 28, 2009, the FASB issued FASB ASC 855-10-05 (previously SFAS No. 165, “Subsequent Events”). Under FASB ASC 855-10-05, companies are required to evaluate events and transactions that occur after the balance sheet date but before the date the financial statements are issued, or available to be issued in the case of non-public entities. FASB ASC 855-10-05 requires entities to recognize in the financial statements the effect of all events or transactions that provide additional evidence of conditions that existed at the balance sheet date, including the estimates inherent in the financial preparation process. Entities shall not recognize the impact of events or transactions that provide evidence about conditions that did not exist at the balance sheet date but arose after that date. FASB ASC 855-10-05 also requires entities to disclose the date through which subsequent events have been evaluated. FASB ASC 855-10-05 was effective for interim and annual reporting periods ending after June 15, 2009. The Corporation adopted the provisions of FASB ASC 855-10-05 for the quarter ended June 30, 2009. Management has reviewed events occurring through November 9, 2009, the date the financial statements were issued, and has concluded that no additional subsequent events have occurred requiring accrual or disclosure.

CENTER BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 — Recent Accounting Pronouncements – (continued)

On June 12, 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets” (“FAS 166”), and SFAS No.167, “Amendments to FASB Interpretation No. 46(R)” (“FAS 167”), which change the way entities account for securitizations and special-purpose entities.

FAS 166 is a revision to FASB ASC 860-10-05 (previously FAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”) and will require more information about transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. FAS 166 also eliminates the concept of a “qualifying special-purpose entity”, changes the requirements for derecognizing financial assets and requires additional disclosures.

FAS 167 changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance.

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

In December 2008, the FASB issued FASB ASC 715-20-76 (previously FSP FAS 132(R)-1 “Employers’ Disclosures about Postretirement Benefit Plan Assets”). This ASC amends FASB ASC 715-20-65 (previously SFAS 132(R), “Employers’ Disclosures about Pensions and Other Postretirement Benefits”) to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The disclosures about plan assets required by this ASC shall be provided for fiscal years ending after December 15, 2009. The Corporation is currently reviewing the effect this new ASC will have on its consolidated financial statements.

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

CENTER BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 — Comprehensive Income – (continued)

The changes in the components of other comprehensive income (loss), net of taxes, were as follows for the following fiscal periods:

(Dollars in Thousands)	Before Tax Amount	Tax Benefit (Expense)	Net of Tax Amount
For the nine month period ended September 30, 2009:
Net unrealized losses on available for sale securities
Net unrealized holding gains arising during period	$491	(151)	$340
Less reclassification adjustment for net gains arising during the period	1,799	(700)	1,099
Net unrealized losses	(1,308)	549	(759)
Other comprehensive loss, net	$(1,308)	549	(759)

For the nine month period ended September 30, 2008:
Net unrealized losses on available for sale securities
Net unrealized holding losses arising during the period	$(7,729)	$3,535	$(4,194)
Less reclassification adjustment for net losses arising during the period	(850)	338	(512)
Net unrealized losses	(6,879)	3,197	(3,682)
Other comprehensive loss, net	$(6,879)	$3,197	$(3,682)

Note 5 — Investment Securities

The following tables present the amortized cost, gross unrealized gains, gross unrealized losses and estimated fair value of the Corporation’s portfolio of securities available-for-sale at September 30, 2009 and December 31, 2008.

	September 30, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
		(Dollars in Thousands)
Securities Available-for-Sale:
U.S. Treasury and Agency Securities	$150	$—	$—	$150
Federal agency obligations	238,616	1,026	(921)	238,721
Obligations of U.S. states and political subdivisions	17,755	257	(16)	17,996
Other debt securities	108,890	189	(11,974)	97,105
Equity securities	22,626	53	(554)	22,125
Total	$388,037	$1,525	$(13,465)	$376,097

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

All of the Corporation’s investment securities are classified as available-for-sale at September 30, 2009 and December 31, 2008. The available-for-sale securities are reported at fair value with unrealized gains or losses included in equity, net of taxes. Accordingly, the carrying value of such securities reflects their fair value at the balance sheet date. Fair value is based upon either quoted market prices, or in certain cases where there is limited activity in the market for a particular instrument, assumptions are made to determine their fair value.

The following table presents securities available-for-sale at September 30, 2009, based on scheduled maturities. Actual maturities can be expected to differ from scheduled maturities due to prepayment or early call options of the issuer.

	Available-for-Sale
	Amortized Cost	Fair Value
	(Dollars in Thousands)
Due in one year or less	$4,343	$4,345
Due after one year through five years	28,197	27,673
Due after five years through ten years	59,443	57,223
Due after ten years	273,428	264,731
Equity securities	22,626	22,125
Total	$388,037	$376,097

For the nine months ended September 30, 2009, securities sold from the Corporation’s available for sale portfolio amounted to approximately $422.6 million. The gross realized gains amounted to $4.5 million and the gross realized losses amounted to $1.2 million. During the first nine months of 2009, the Corporation incurred an additional $140,000 impairment charge relating to the Lehman Brothers corporate bond and $1.4 million other-than-temporary impairment charge on a pooled trust preferred security.

For the nine months ended September 30, 2008, securities sold from the Corporation’s available-for-sale portfolio amounted to approximately $286.5 million. The gross realized gains on securities sold amounted to approximately $701,000 and the gross realized losses on sales amounted to $160,000. During the first nine months of 2008, the Corporation incurred $1.4 million of other than temporary impairment charges relating to two equity holdings in bank stocks and the Lehman Brothers corporate bond.

CENTER BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 — Investment Securities – (continued)

Temporarily Impaired Investments

Summary of Other-Than-Temporary Impairment Charges

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(Dollars in Thousands)

Equity securities charges	$—	$—	$—	$191
Debt securities	1,400	1,200	1,540	1,200
Total other-than-temporary impairment charges	$1,400	$1,200	$1,540	$1,391

      The Corporation performs regular analysis on the available for sale securities portfolio to determine whether a decline in fair value indicates that an investment is other-than-temporarily impaired in accordance with FASB ASC 320-10-65. FASB ASC 320-10-65 requires companies to record other-than-temporary impairment charges, through earnings, if they have the intent to sell, or more likely than not be required to sell, an impaired debt security before recovery of its amortized cost basis. If the Corporation determines that a decline in fair value is other-than-temporary, the credit portion of the impairment write-down is recognized in current earnings and the noncredit portion is recognized in accumulated other comprehensive income.

During the third quarter of 2009, the $1.4 million other-than-temporary impairment charge for a pooled trust preferred security recognized in earnings was determined through the use of an expected cash flow model, consistent with FASB ASC 320-10-65. The most significant input to the expected cash flows model was the assumed default rate for the pooled trust preferred security. The Corporation also evaluates the financial metrics, such as capital ratios and non-performing levels, of each of the participating banks in the pool in determining whether a credit loss exists.

During the third and fourth quarters of 2008, the Corporation recognized a $1.3 million other than temporary impairment charge on a Lehman Brothers corporate bond as a result of Lehman Brothers’ September bankruptcy filing. The Corporation deemed it prudent to mark the security down to what the Corporation believed it would receive from the bankruptcy proceedings as opposed to an attempted sale into an illiquid market. During the first quarter of 2009, the Corporation incurred an additional $140,000 impairment charge relating to the Lehman Brothers corporate bond. As part of the Corporation’s tax strategies, management elected to sell the Lehman bond during the third quarter of 2009.

During the three and nine months ended September 30, 2008, the Corporation recorded $1.2 million and $1.4 million, respectively, of other than temporary impairment charges relating to two equity holdings in bank stocks and the Lehman Brothers bond. The equities were written down to fair value.

The Corporation’s investment portfolio also consists of overnight investments that were made into the Reserve Primary Fund (the “Fund”), a money market fund registered with the Securities and Exchange Commission as an investment company under the Investment Company Act of 1940. On September 22, 2008, the Fund announced that redemptions of shares of the Fund were suspended pursuant to an SEC order so that an orderly liquidation could be effected for the protection of the Fund’s investors. To date, the Corporation has received five distributions from the Fund, totaling approximately 92 percent of its outstanding balance. The Fund announced that it has applied to participate in the United States Department of Treasury’s Temporary Money Market Fund Guarantee Program, participation in which is subject to approval of the Treasury Department. While the Corporation expects to recover substantially all of its current holdings in the Fund, the Corporation cannot predict when this will occur and cannot be certain as to the extent of the recovery.

CENTER BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 — Investment Securities – (continued)

The Corporation does not believe that the unrealized losses, which were comprised of 82 investment securities, as of  September 30, 2009, represent an other than temporary impairment. The gross unrealized losses associated with U.S. Treasury and Agency securities and Federal agency obligations, mortgage-backed securities, corporate bonds and tax-exempt securities are not considered to be other-than-temporary because their unrealized losses are related to changes in interest rates and do not affect the expected cash flows of the underlying collateral or issuer.

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

Factors affecting the market price include credit risk, market risk, interest rates, economic cycles, and liquidity risk. The magnitude of any unrealized loss may be affected by the relative concentration of the Corporation’s investment in any one issuer or industry. The Corporation has established policies to reduce exposure through diversification of concentration of the investment portfolio including limits on concentrations to any one issuer. The Corporation believes the investment portfolio is prudently diversified.

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

The Corporation evaluates all securities with unrealized losses quarterly to determine whether the loss is other-than-temporary. Unrealized losses in the mortgage-backed securities category consist primarily of U.S. agency and private issue collateralized mortgage obligations. Unrealized losses in the corporate debt securities category consist of single name corporate trust preferred securities, pooled trust preferred securities and corporate debt securities issued by large financial institutions. The decline in fair value is due in large part to the lack of an active trading market for these securities, changes in market credit spreads and rating agency downgrades. For collateralized mortgage obligations, management reviewed expected cash flows and credit support to determine if it was probable that all principal and interest would be repaid. None of the corporate issuers have defaulted on interest payments. Management concluded that these securities, other than the previously mentioned pooled trust preferred security, were not other-than-temporarily impaired at September 30, 2009. Future deterioration in the cash flow on collateralized mortgage obligations or the credit quality of these large financial institution issuers of corporate debt securities could result in impairment charges in the future.

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

The following tables indicate gross unrealized losses not recognized in income and fair value, aggregated by investment category and the length of time individual securities have been in a continuous unrealized loss position at September 30, 2009 and December 31, 2008:

CENTER BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 — Investment Securities – (continued)

	September 30, 2009
	Total		Less Than 12 Months		12 Months or Longer
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
			(Dollars in Thousands)
Available-for-Sale:
Federal agency obligations	$106,800	$(921)	$106,694	$(920)	$106	$(1)
Other debt securities	76,323	(11,974)	5,204	(500)	71,119	(11,474)
Obligations of U.S. states and political subdivisions	896	(16)	—	—	896	(16)
Equity securities	1,334	(554)	979	(21)	355	(533)
Total temporarily impaired securities	$185,353	$(13,465)	$112,877	$(1,441)	$72,476	$(12,024)

	December 31, 2008
	Total		Less Than 12 Months		12 Months or Longer
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
			(Dollars in Thousands)
Available-for-Sale:
Federal agency obligations	$16,118	$(209)	$2,477	$(1)	$13,641	$(208)
Other debt securities	76,311	(11,103)	17,843	(1,556)	58,468	(9,547)
Obligations of U.S. states and political subdivisions	9,542	(268)	8,740	(155)	802	(113)
Equity securities	500	(657)	—	—	500	(657)
Total temporarily impaired securities	$102,471	$(12,237)	$29,060	$(1,712)	$73,411	$(10,525)

Investment securities having a carrying value of approximately $188.1 million and $149.8 million at September 30, 2009 and December 31, 2008, respectively, were pledged to secure public deposits, short-term borrowings, and FHLB advances and for other purposes required or permitted by law.

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

In September 2006, the FASB issued FASB ASC 820-10-05 (previously SFAS No. 157, “Fair Value Measurements”). FASB ASC 820-10-05 defines fair value, establishes a framework for measuring fair value, establishes a three-level valuation hierarchy for disclosure of fair value measurement and enhances disclosure requirements for fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date.

CENTER BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 — Fair Value Measurements and Fair Value of Financial Instruments – (continued)

In December 2007, the FASB issued FASB ASC 820-10-15 (previously FASB Statement Position 157-2, “Effective Date of FASB Statement No. 157”). FASB ASC 820-10-15 delays the effective date of FASB ASC 820-10-05 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. As such, the Corporation adopted the provisions of FASB ASC 820-10-05 relating to non-financial assets and liabilities in 2009. In October 2008, the FASB issued FASB ASC 820-10-35 (previously FASB Staff Position 157-3, “Determining the Fair Value of a Financial Asset When the Market for that Asset is Not Active”), to clarify the application of the provisions of FASB ASC 820-10-05 in an inactive market and how an entity would determine fair value in an inactive market. FASB ASC 820-10-35 was applied to the Corporation’s December 31, 2008 consolidated financial statements.

        FASB ASC 820-10-65 provides additional guidance for estimating fair value in accordance with FASB ASC 820-10-05 when the volume and level of activity for the asset or liability have significantly decreased. This ASC also includes guidance on identifying circumstances that indicate a transaction is not orderly. This ASC is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. FASB ASC 820-10-65 was applied to the Corporation’s consolidated financial statements, effective June 30, 2009.

FASB ASC 820-10-05 establishes a fair value hierarchy that prioritizes the inputs to valuation methods used to measure fair value. The Hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities  (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy under FASB ASC 820-10-05 are as follows:

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

For assets and liabilities measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2009 and December 31, 2008 are as follows:

		Fair Value Measurements at Reporting Date Using
	September 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(Dollars in Thousands)
Assets Measured at Fair Value on a Recurring Basis:
Securities available-for-sale	$376,097	$53,951	$316,484	$5,662

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

The following table presents the changes in securities available-for-sale with significant unobservable inputs (Level 3) for the nine months ended September 30, 2009 and year ended December 31, 2008:

2009
(Dollars in Thousands)
Beginning balance, January 1,	$23,554
Transfers in (out) of Level 3	(19,856)
Principal interest deferrals	83
Total net losses included in net income	(2,369)
Total net unrealized gains	4,250
Ending balance, September 30,	$5,662

2008
(Dollars in Thousands)
Beginning balance, January 1,	$—
Transfers in (out) of Level 3	27,629
Principal paydowns	(309)
Total net unrealized losses	(3,766)
Ending balance, December 31,	$23,554

The following information should not be interpreted as an estimate of the fair value of the entire Corporation since a fair value calculation is only provided for a limited portion of the Corporation’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Corporation’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Corporation’s assets measured at fair value on a recurring basis at September 30, 2009 and December 31, 2008:

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

CENTER BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 — Fair Value Measurements and Fair Value of Financial Instruments – (continued)

At September 30, 2009, the table above includes two pooled trust preferred securities and one private issue single name trust preferred security. During the third quarter of 2009, there was a marked improvement in the pricing of financial institutions debt securities. As a result, all private label collateralized mortgage obligations (“CMOs”), and all but one of the single issuer trust preferred securities, were transferred back to Level 2 pricing. Market pricing for these Level 3 securities varied widely from one pricing service to another based on the lack of trading. As such, these securities were considered to no longer have readily observable market data that was accurate to support a fair value as prescribed by FASB ASC 820-10-05. The fair value measurement objective remained the same in that the price received by the Corporation would result from an orderly transaction (an exit price notion) and that the observable transactions considered in fair value were not forced liquidations or distressed sales at the measurement date.

In regards to the pooled trust preferred securities (“pooled TRUPS”) and the private issue single name trust preferred security (“single name TRUP”), or collectively (“TRUPS”), the Corporation was able to determine fair value of the TRUPS using a market approach validation technique based on Level 2 inputs that did not require significant adjustments. The Level 2 inputs included:

a.	Quoted prices in active markets for similar TRUPS with insignificant adjustments for differences between the TRUPS that the Corporation holds and similar TRUPS.

b.	Quoted prices in markets that are not active that represent current transactions for the same or similar TRUPS that do not require significant adjustment based on unobservable inputs.

Since June 30, 2008, the market for these TRUPS has become increasingly inactive. The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which these TRUPS trade and then by a significant decrease in the volume of trades relative to historical levels as well as other relevant factors. At September 30, 2009, the Corporation determined that the market for similar TRUPS is not active. That determination was made considering that there are few observable transactions for similar TRUPS, the prices for those transactions that have occurred are not current or represent fair value, and the observable prices for those transactions vary substantially over time, thus reducing the potential relevance of those observations. Consequently, the Corporation’s three TRUPS at September 30, 2009 have been classified within Level 3 because the Corporation determined that significant adjustments using unobservable inputs are required to determine a true fair value at the measurement date.

The Corporation determined that an income approach valuation technique (present value technique) that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs will be equally or more representative of fair value than the market approach valuation technique used at the prior measurement dates. As a result, the Corporation used the discount rate adjustment technique to determine fair value.

The fair value as of  September 30, 2009 was determined by discounting the expected cash flows over the life of the security. The discount rate was determined by deriving a discount rate when the markets were considered more active for this type of security. To this estimated discount rate, additions were made for more liquid markets and increased credit risk as well as assessing the risks in the security, such as default risk and severity risk. With the exception of one pooled trust preferred security, for which a $1.4 million impairment charge was taken to earnings during the third quarter of 2009, the securities continue to make scheduled cash flows and no material cash flow payment defaults have occurred to date.

CENTER BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 — Fair Value Measurements and Fair Value of Financial Instruments – (continued)

Loans Held for Sale
Loans held for sale are required to be measured at the lower of cost or fair value. Under FASB ASC 820-10-05, market value is to represent fair value. Management obtains quotes or bids on all or part of these loans directly from the purchasing financial institutions.

Assets Measured at Fair Value on a Non-Recurring Basis

For assets measured at fair value on a non-recurring basis, the fair value measurements used at September 30, 2009 are as follows:

		Fair Value Measurements at Reporting Date Using
	September 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in Thousands)
Assets Measured at Fair Value on a Non-Recurring Basis:
Impaired loans	$12,418	$—	$—	$12,418
Other real estate owned	—	—	—	—

At September 30, 2009 and December 31, 2008, impaired loans totaled $12.4 million and $541,000, respectively. The amount of related valuation allowances was $746,000 at September 30, 2009 and none at December 31, 2008.

The Corporation had no financial assets or liabilities measured at fair value on a non-recurring basis for the year ended December 31, 2008.

The following methods and assumptions were used to estimate the fair values of the Corporation’s assets measured at fair value on a non-recurring basis at September 30, 2009 and December 31, 2008:

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

Other Real Estate Owned

Certain assets such as other real estate owned (“OREO”) are measured at fair value less cost to sell. The Corporation believes that the fair value component in its valuation follows the provisions of FASB ASC 820-10-05. Fair value of OREO is determined by sales agreements or appraisals by qualified licensed appraisers approved and hired by the Corporation. Costs to sell associated with OREO is based on estimation per the terms and conditions of the sales agreements or appraisal. At September 30, 2009, the Corporation held no OREO as the residential real estate condominium project was sold during the third quarter of 2009.

CENTER BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 — Fair Value Measurements and Fair Value of Financial Instruments – (continued)

FASB ASC 825-10 requires all entities to disclose the estimated fair value of their financial instrument assets and liabilities. For the Corporation, as for most financial institutions, the majority of its assets and liabilities are considered financial instruments as defined in FASB ASC 825-10. Many of the Corporation’s financial instruments, however, lack an available trading market as characterized by a willing buyer and willing seller engaging in an exchange transaction. It is also the Corporation’s general practice and intent to hold its financial instruments to maturity and to not engage in trading or sales activities except for loans held-for-sale and available-for-sale securities. Therefore, significant estimations and assumptions, as well as present value calculations, were used by the Corporation for the purposes of this disclosure.

Estimated fair values have been determined by the Corporation using the best available data and an estimation methodology suitable for each category of financial instruments. For those loans and deposits with floating interest rates, it is presumed that estimated fair values generally approximate the recorded book balances. The estimation methodologies used, the estimated fair values, and the recorded book balances at September 30, 2009 and December 31, 2008, were as follows:

	September 30, 2009		December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in Thousands)
FINANCIAL ASSETS:
Cash and cash equivalents	$172,401	$172,401	$15,031	$15,031
Investment securities available-for-sale	376,097	376,097	242,714	242,714
Net loans	708,958	712,929	669,949	673,976
Restricted investment in bank stocks	10,673	10,673	10,230	10,230
Accrued interest receivable	4,642	4,642	4,154	4,154
FINANCIAL LIABILITIES:
Non-interest-bearing deposits	126,205	126,205	113,319	113,319
Interest-bearing deposits	834,952	835,892	546,218	548,747
Short-term borrowings	52,171	52,171	45,143	45,143
Long-term borrowings	223,183	234,298	223,297	251,001
Subordinated debentures	5,155	5,155	5,155	4,875
Accrued interest payable	2,336	2,336	2,201	2,201

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

The Corporation’s remaining assets and liabilities, which are not considered financial instruments, have not been valued differently than has been customary with historical cost accounting. No disclosure of the relationship value of the Corporation’s core deposit base is required by FASB ASC 825-10.

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

Note 7 — Components of Net Periodic Pension Cost

The following table sets forth the net periodic pension cost for the pension plan for the three and nine months ended September 30, 2009 and 2008.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in Thousands)	2009	2008	2009	2008

Interest cost	$152	$175	$456	$525
Expected return on plan assets	—	(165)	—	(494)
Net amortization and deferral	(37)	—	(111)	—
Net periodic pension cost	$115	$10	$345	$31

Contributions

The Corporation previously disclosed in its consolidated financial statements for the year ended December 31, 2008, that it expected to contribute $596,000 to its Pension Trust in 2009. Due to recent changes by the Internal Revenue Service in the Worker, Retiree and Employer Recovery Act of 2008, the minimum required contribution for the 2009 plan year had been revised and was expected to amount to $498,000 if contributed by December 31, 2009. For the nine months ended September 30, 2009, the Corporation contributed $474,000 to its Pension Trust.

CENTER BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 — Income Taxes

In June 2006, the FASB issued FASB ASC 740-10 (previously Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”), which clarifies the accounting for uncertainty in tax positions.

The Corporation adopted the provisions of FASB ASC 740-10 as of January 1, 2007. The adoption of FASB ASC 740-10 did not impact the Corporation’s consolidated financial condition, results of operations or cash flows. At September 30, 2009 and December 31, 2008, the Corporation had unrecognized tax benefits of $2.5 million, respectively, which primarily related to uncertainty regarding the sustainability of certain deductions taken in 2008 and to be taken in 2009 and future U.S. Federal income tax returns related to the liquidation of the Corporation’s New Jersey REIT subsidiary. To the extent these unrecognized tax benefits are ultimately recognized, they will impact the effective tax rate in a future period. For the nine months ended September 30, 2009, the Corporation recorded approximately $113,000 in interest expense as a component of tax expense related to the unrecognized tax benefit.

Note 9 — Borrowed Funds

Short-Term Borrowings:

Short-term borrowings, which consist primarily of securities sold under agreements to repurchase, Federal Home Loan Bank (“FHLB”) advances and Federal funds purchased generally have maturities of less than one year. The details of these borrowings are presented in the following table.
(Dollars in Thousands)	September 30, 2009
Short-term borrowings:
Average interest rate:
At quarter end	1.36%
For the quarter	1.42%
Average amount outstanding during the quarter:	$38,474
Maximum amount outstanding at any month end:	$52,171
Amount outstanding at quarter end:	$52,171

Long-Term Borrowings:

Long-term borrowings, which consist primarily of FHLB advances and securities sold under agreements to repurchase, totaled $223.2 million and mature within one to ten years. The FHLB advances are secured by pledges of FHLB stock, 1-4 family mortgage and U.S. government and Federal agency obligations. At September 30, 2009, the FHLB advances and securities sold under agreements to repurchase had a weighted average interest rate of 4.09 percent and 5.23 percent, respectively, and are contractually scheduled for repayment as follows:

(Dollars in Thousands)	September 30, 2009
2010	$40,183
2011	22,000
2013	5,000
Thereafter	156,000
Total	$223,183

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

In July 2009, the Corporation announced that its Board of Directors had authorized a rights offering of up to approximately $11 million of common stock to its existing stockholders. As a result of the rights offering, as of October 1, 2009, the Company issued 1,137,896 shares of its common stock, at a subscription price of $7.00 per share and for gross proceeds of approximately $8.0 million, to the holders of record of its common stock as of the close of business on September 1, 2009 who exercised their subscription rights. In addition, on October 6, 2009, the Company sold 433,532 shares of common stock to standby purchasers for $7.00 per share and for gross proceeds of approximately $3.0 million. The standby purchaser consisted of Lawrence B. Seidman, an existing shareholder and member of the Corporation's Board of Directors, and certain of his affiliates.

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

These subordinated debentures and the related income effects are not eliminated in the consolidated financial statements as the statutory business trusts are not consolidated in accordance with FASB ASC 810-10 (previously FASB Interpretation No. 46  “Consolidation of Variable Interest Entities”). Distributions on the subordinated debentures owned by the subsidiary trust are classified as interest expense in the Corporation’s consolidated statement of income. On December 18, 2006, the Corporation dissolved its Statutory Trust I, in connection with the redemption of $10.3 million of subordinated debentures.

The characteristics of the business trusts and capital securities have not changed with the deconsolidation of the trusts. The capital securities provide an attractive source of funds since they constitute Tier 1 capital for regulatory purposes, but have the same tax advantages as debt for Federal income tax purposes.

The subordinated debentures are redeemable in whole or part prior to maturity on January 23, 2034. The floating interest rate on the subordinated debentures is three-month LIBOR plus 2.85 percent and reprices quarterly. The rate at September 30, 2009 was 3.34 percent.

Item 2. Management’s Discussion and Analysis (“MD&A”) of Financial Condition and Results of Operations

The purpose of this analysis is to provide the reader with information relevant to understanding and assessing the Corporation’s results of operations for the periods presented herein and financial condition as of  September 30, 2009 and December 31, 2008. In order to fully appreciate this analysis, the reader is encouraged to review the consolidated financial statements and accompanying notes thereto appearing elsewhere in this report.

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

Other-Than-Temporary Impairment of Securities

Securities are evaluated on at least a quarterly basis, and more frequently when market conditions warrant such an evaluation, to determine whether a decline in their value is other-than-temporary. FASB ASC 320-10-65 clarifies the interaction of the factors that should be considered when determining whether a debt security is other–than-temporarily impaired. For debt securities, management must assess whether (a) it has the intent to sell the security and (b) it is more likely than not that it will be required to sell the security prior to its anticipated recovery. These steps are done before assessing whether the entity will recover the cost basis of the investment. Previously, this assessment required management to assert it has both the intent and the ability to hold a security for a period of time sufficient to allow for anticipated recovery in fair value to avoid recognizing an other-than-temporary impairment. This change does not affect the need to forecast recovery of the value of the security through either cash flows or market price.

In instances when a determination is made that an other-than-temporary impairment exists but the investor does not intend to sell the debt security and it is not more likely than not that it will be required to sell the debt security prior to its anticipated recovery, FASB ASC 320-10-65 changes the presentation and amount of the other-than-temporary impairment recognized in the income statement. The other-than-temporary impairment is separated into (a) the amount of the total other-than-temporary impairment related to a decrease in cash flows expected to be collected from the debt security (the credit loss) and (b) the amount of the total other-than-temporary impairment related to all other factors. The amount of the total other-than-temporary impairment related to the credit loss is recognized in earnings. The amount of the total other-than-temporary impairment related to all other factors is recognized in other comprehensive income. Impairment charges on certain investment securities of approximately $1.5 million were recognized in earnings during the nine months ended September 30, 2009 in connection with a pooled trust preferred security and the further writedown on a Lehman Brothers bond. During the nine months ended September 30, 2008, the Corporation recorded $1.4 million of other than temporary impairment charges relating to two equity holdings in bank stocks and the Lehman Brothers bond.

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

Fluctuations in the actual outcome of these future tax consequences could impact the Corporation’s consolidated financial condition or results of operations. Note 8 of the Notes to Consolidated Financial Statements include additional discussion on the accounting for income taxes.

Goodwill

The Corporation adopted the provisions of FASB ASC 350-10, which requires that goodwill be reported separate from other intangible assets in the Consolidated Statements of Condition and not be amortized but rather tested for impairment annually or more frequently if impairment indicators arise. No impairment charge was deemed necessary for the nine months ended September 30, 2009 and 2008.

Fair Value of Investment Securities

FASB ASC 820-10-35 clarifies the application of the provisions of FASB ASC 820-10-05 in an inactive market and how an entity would determine fair value in an inactive market. FASB ASC 820-10-35 is effective immediately and applies to the Corporation’s December 31, 2008 and September 30, 2009 financial statements. The Corporation applied the guidance in FASB ASC 820-10-35 when determining fair value for the Corporation’s private label collateralized mortgage obligations, pooled trust preferred securities and single name corporate trust preferred securities. See Note 6, Fair Value Measurements, for further discussion.

FASB ASC 820-10-65 provides additional guidance for estimating fair value in accordance with FASB ASC 820-10-05 when the volume and level of activity for the asset or liability have significantly decreased. This ASC also includes guidance on identifying circumstances that indicate a transaction is not orderly. The Corporation adopted FASB ASC 820-10-65 at June 30, 2009.

Earnings Analysis

Net income for the three months ended September 30, 2009 amounted to $1.5 million compared to net income of $1.5 million for the comparable three-month period ended September 30, 2008. The Corporation recorded earnings per diluted common share of $0.11 for the three months ended September 30, 2009 as compared with earnings of $0.12 per diluted common share for the three months ended September 30, 2008. Dividends and accretion relating to the preferred stock issued to the U.S. Treasury reduced earnings by approximately $0.01 per fully diluted common share. The annualized return on average assets increased to 0.46 percent for the three months ended September 30, 2009 as compared to 0.40 percent for the second quarter of 2009 but was down as compared to 0.60 percent for three months ended September 30, 2008. The annualized return on average stockholders’ equity was 6.77 percent for the three-month period ended September 30, 2009 as compared to 5.35 percent for the second quarter of 2009 and 7.55 percent for the three months ended September 30, 2008.

Net income for the nine months ended September 30, 2009 amounted to $3.5 million compared to net income of $4.1 million for the comparable nine-month period ended September 30, 2008. The Corporation recorded earnings per diluted common share of $0.24 for the nine months ended September 30, 2009 as compared with earnings of $0.32 per diluted common share for the nine months ended September 30, 2008. Dividends and accretion relating to the preferred stock issued to the U.S. Treasury reduced earnings by approximately $0.03 per fully diluted common share. The annualized return on average assets decreased to 0.39 percent for the nine months ended September 30, 2009 as compared to 0.56 percent for the comparable nine-month period in 2008. The annualized return on average stockholders’ equity was 5.21 percent for the nine-month period ended September 30, 2009 as compared to 6.59 percent for the nine months ended September 30, 2008.

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

Net Interest Income
(tax-equivalent basis)

	Three Months Ended September 30,				Nine Months Ended September 30,
			Increase	Percent			Increase	Percent
(Dollars in Thousands)	2009	2008	(Decrease)	Change	2009	2008	(Decrease)	Change
Interest income:
Investments	$4,154	$3,389	$765	22.6	$10,504	$11,164	$(660)	(5.9)
Loans, including net costs	9,255	9,427	(172)	(1.8)	27,568	26,575	993	3.7
Federal funds sold and securities purchased under agreement to resell	—	—	—	—	—	109	(109)	(100.0)
Restricted investment in bank stocks, at cost	177	161	16	9.9	465	497	(32)	(6.4)
Total interest income	13,586	12,977	609	4.7	38,537	38,345	192	0.5
Interest expense:
Time deposits of $100 or more	1,077	618	459	74.3	2,844	1,830	1,014	55.4
All other deposits	2,362	2,434	(72)	(3.0)	7,191	8,302	(1,111)	(13.4)
Borrowings	2,611	2,777	(166)	(6.0)	7,657	8,171	(514)	(6.3)
Total interest expense	6,050	5,829	221	3.8	17,692	18,303	(611)	(3.3)
Net interest income on a fully tax-equivalent basis	7,536	7,148	388	5.4	20,845	20,042	803	4.0
Tax-equivalent adjustment	(95)	(288)	193	67.0	(398)	(1,066)	668	62.7
Net interest income	$7,441	$6,860	$581	8.5	$20,447	$18,976	$1,471	7.8

Note: The tax-equivalent adjustment was computed on an assumed statutory Federal income tax rate of 34 percent. Adjustments were made for interest earned on tax-advantaged instruments.

Net interest income on a fully tax-equivalent basis increased $388,000 or 5.4 percent to $7.5 million for the three months ended September 30, 2009 as compared to the same period in 2008. For the three months ended September 30, 2009, the net interest margin decreased 30 basis points to 2.79 percent from 3.09 percent during the three months ended September 30, 2008. For the three months ended September 30, 2009, a decrease in the average yield on interest-earning assets of 57 basis points was more than offset by a decrease in the average cost of interest-bearing liabilities of 70 basis points, which increased the Corporation’s net interest spread by 13 basis points for the period. On a quarterly linked sequential basis, net interest spread increased 19 basis points and net interest margin increased by 6 basis points, respectively. Net interest margin has been impacted by the high level of uninvested excess cash, which accumulated due to the strong deposit growth experienced predominantly over the past nine months of 2009. This represented growth in the Corporation’s customer base and enhanced the Corporation’s liquidity position while the Corporation continued to expand its earning asset base in a prudent manner.

Net interest income on a fully tax-equivalent basis increased $0.8 million or 4.0 percent to $20.8 million for the nine months ended September 30, 2009 as compared to the same period in 2008. For the nine month period ended September 30, 2009, the net interest margin decreased 18 basis points to 2.77 percent from 2.95 percent during the nine months ended September 30, 2008 due primarily to the high level of uninvested excess cash, which accumulated due to the strong deposit growth experienced during the year. For the nine months ended September 30, 2009, a decrease in the average yield on interest-earning assets of 51 basis points was more than offset by a decrease in the average cost of interest-bearing liabilities of 68 basis points, which increased the Corporation’s net interest spread by 17 basis points for the period.

For the three-month period ended September 30, 2009, interest income on a tax-equivalent basis increased by $609,000 or 4.7 percent from the comparable three-month period in 2008. This increase was due primarily to both an increase in balances of the Corporation’s investment securities and loan portfolios offset in part by a decline in rates due to the actions taken by the Federal Reserve to lower market interest rates over the past year. Average investment volume, including short-term investments and restricted investment in bank stocks, increased during the current three month period by $111.9 million (to $385.3 million) compared to the third quarter of 2008. The Corporation’s loan portfolio increased on average $41.9 million to $693.7 million from $651.8 million in the same quarter in 2008, primarily driven by growth in commercial real estate business related sectors of the loan portfolio. The loan portfolio represented approximately 64.3 percent of the Corporation’s interest-earning assets on average during the third quarter of 2009 as compared to 70.5 percent in the same quarter in 2008.

For the nine month period ended September 30, 2009, interest income on a tax-equivalent basis increased by $0.2 million or 0.5 percent from the comparable nine-month period in 2008. This increase was due primarily to an increase in balances of the Corporation’s loan and investment securities portfolios coupled with a decline in rates due to the actions taken by the Federal Reserve to lower market interest rates over the past year. The Corporation’s loan portfolio increased on average $80.3 million to $686.8 million from $606.5 million in the same period in 2008, primarily driven by growth in commercial real estate business related sectors of the loan portfolio. The loan portfolio represented approximately 68.6 percent of the Corporation’s interest-earning assets on average during the first nine months of 2009 as compared to 66.9 percent in the same period in 2008. Average investment volume, including short-term investments and restricted investment in bank stocks, increased during the period by $14.7 million on average (to $314.9 million) compared to the same period of 2008.

The Federal Open Market Committee (FOMC) reduced rates seven times during 2008 for a total of 400 basis points. This action by the FOMC has allowed the Corporation to further reduce liability costs during 2008 and throughout 2009.

For the three months ended September 30, 2009, interest expense increased by $0.2 million or 3.8 percent from the same period in 2008. The average rate of interest-bearing liabilities decreased 70 basis points to 2.18 percent for the three months ended September 30, 2009 from 2.88 percent for the three months ended September 30, 2008. At the same time, the average volume of interest-bearing liabilities increased by $302.9 million. The increase in the average balance of interest-bearing liabilities during the three months ended September 30, 2009 was primarily in time deposits (CDARS Reciprocal deposits) of $193.0 million, in savings deposits of $118.3 million and in other interest bearing deposits of $25.8 million partially offset by a decline of $13.1 million in money market deposits and a decline of $21.2 million in other borrowings. Steps were taken throughout 2008 and into 2009 to improve the Corporation’s net interest margin by allowing the runoff of certain high rate deposits and to position the Corporation for further high cost cash outflows during the year. The result was an improvement in the Corporation’s cost of funds. As a result of these factors, for the three months ended September 30, 2009, the Corporation’s net interest spread on a tax-equivalent basis increased to 2.86 percent from 2.73 percent for the three months ended September 30, 2008.

For the nine months ended September 30, 2009, interest expense declined by $0.6 million or 3.3 percent from the same period in 2008. The total cost of average interest-bearing liabilities decreased 68 basis points to 2.42 percent for the nine months ended September 30, 2009 from 3.10 percent for the nine months ended September 30, 2008. At the same time, the average volume of interest-bearing liabilities increased by $188.3 million. The increase in the average balance of interest bearing liabilities during the nine months ended September 30, 2009 was primarily in savings, other interest bearing and time deposits of $242.3 million, partially offset by a decrease in money market deposits of $38.0 million and a decrease in borrowings of $16.0 million. For the nine months ended September 30, 2009, the Corporation’s net interest spread on a tax-equivalent basis increased to 2.71 percent from 2.54 percent for the nine months ended September 30, 2008.

The following table quantifies the impact on net interest income (on a tax-equivalent basis) resulting from changes in average balances and average rates over the three and nine month periods presented herein. Any change in interest income or expense attributable to both changes in volume and changes in rate has been allocated in proportion to the relationship of the absolute dollar amount of change in each category.

Analysis of Variance in Net Interest Income Due to Volume and Rates

	Three Months Ended September 30, 2009/2008 Increase (Decrease) Due to Change In:			Nine Months Ended September 30, 2009/2008 Increase (Decrease) Due to Change In:
	Average	Average	Net	Average	Average	Net
(Dollars in Thousands)	Volume	Rate	Change	Volume	Rate	Change
Interest-earning assets:
Investment securities:
Taxable	$1,643	$(311)	$1,332	$2,268	$(997)	$1,271
Non-Taxable	(412)	(155)	(567)	(1,992)	61	(1,931)
Loans	585	(757)	(172)	3,337	(2,344)	993
Federal funds sold and securities purchased under agreement to resell	—	—	—	(54)	(55)	(109)
Restricted investment in bank stock	9	7	16	21	(53)	(32)
Total interest-earning assets	1,825	(1,216)	609	3,580	(3,388)	192
Interest-bearing liabilities:
Money market deposits	(64)	(275)	(339)	(592)	(983)	(1,575)
Savings deposits	400	189	589	690	535	1,225
Time deposits	(1,050)	1,400	350	3,306	(2,168)	1,138
Other interest-bearing deposits	116	(329)	(213)	128	(1,013)	(885)
Borrowings and subordinated debentures	(206)	40	(166)	(475)	(39)	(514)
Total interest-bearing liabilities	(804)	1,025	221	3,057	(3,668)	(611)
Change in net interest income	$2,629	$(2,241)	$388	$523	$280	$803

The following table, “Average Statement of Condition with Interest and Average Rates”, presents for the three  and nine months ended September 30, 2009 and 2008 the Corporation’s average assets, liabilities and stockholders’ equity. The Corporation’s net interest income, net interest spreads and net interest income as a percentage of interest-earning assets (net interest margin) are also reflected.

Average Statements of Condition with Interest and Average Rates

	Three Months Ended September 30,
	2009			2008
(Tax-Equivalent Basis, Dollars in Thousands)	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate

Assets:
Interest-earning assets:
Investment securities: (1)
Taxable	$349,479	$3,874	4.43%	$203,775	$2,542	4.99%
Tax-exempt	25,117	280	4.46	59,425	847	5.70
Loans (2)	693,670	9,255	5.34	651,766	9,427	5.79
Federal funds sold and securities purchased under agreement to resell	-	-	-	-	-	-
Restricted investment in bank stocks	10,674	177	6.63	10,136	161	6.35
Total interest-earning assets	1,078,940	13,586	5.04	925,102	12,977	5.61
Non-interest-earning assets:
Cash and due from banks	187,646			16,533
Bank owned life insurance	26,002			22,789
Intangible assets	17,058			17,145
Other assets	43,397			37,069
Allowance for loan losses	(6,978)			(5,840)
Total non-interest earning assets	267,125			87,696
Total assets	$1,346,065			$1,012,798
Liabilities and stockholders’ equity
Interest-bearing liabilities:
Money market deposits	$131,453	$418	1.27%	$144,559	$756	2.09%
Savings deposits	180,948	721	1.59	62,618	132	0.84
Time deposits	380,185	1,849	1.95	187,207	1,501	3.21
Other interest-bearing deposits	152,918	451	1.18	127,076	663	2.09
Short-term and long-term borrowings	261,670	2,567	3.92	282,847	2,705	3.83
Subordinated debentures	5,155	44	3.41	5,155	72	5.59
Total interest-bearing liabilities	1,112,329	6,050	2.18	809,462	5,829	2.88
Non-interest-bearing liabilities:
Demand deposits	129,274			118,251
Other non-interest-bearing deposits	318			372
Other liabilities	13,411			4,320
Total non-interest-bearing liabilities	143,003			122,943
Stockholders’ equity	90,733			80,393
Total liabilities and stockholders’ equity	$1,346,065			$1,012,798
Net interest income (tax-equivalent basis)		$7,536			$7,148
Net interest spread			2.86%			2.73%
Net interest income as percent of earning-assets (net interest margin)			2.79%			3.09%
Tax-equivalent adjustment (3)		(95)			(288)
Net interest income		$7,441			$6,860

(1)	Average balances for available-for-sale securities are based on amortized cost
(2)	Average balances for loans include loans on non-accrual status
(3)	The tax-equivalent adjustment was computed based on a statutory Federal income tax rate of 34 percent.

Average Statements of Condition with Interest and Average Rates

	Nine Months Ended September 30,
	2009			2008
(Tax-Equivalent Basis, Dollars in Thousands)	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate

Assets:
Interest-earning assets:
Investment securities: (1)
Taxable	$277,655	$9,333	4.48%	$212,461	$8,062	5.06%
Tax-exempt	26,750	1,171	5.84	72,277	3,102	5.72
Loans (2)	686,816	27,568	5.35	606,524	26,575	5.84
Federal funds sold and securities purchased under agreement to resell	-	-	-	5,406	109	2.69
Restricted investment in bank stocks	10,477	465	5.92	10,040	497	6.60
Total interest-earning assets	1,001,698	38,537	5.13	906,708	38,345	5.64
Non-interest-earning assets:
Cash and due from banks	119,870			15,770
Bank owned life insurance	24,495			22,571
Intangible assets	17,079			17,169
Other assets	44,897			37,246
Allowance for loan losses	(6,753)			(5,495)
Total non-interest earning assets	199,588			87,261
Total assets	$1,201,286			$993,969
Liabilities and stockholders’ equity
Interest-bearing liabilities:
Money market deposits	$121,968	$1,356	1.48%	$159,924	$2,931	2.44%
Savings deposits	134,627	1,633	1.62	63,147	408	0.86
Time deposits	322,217	5,597	2.32	158,992	4,459	3.74
Other interest-bearing deposits	138,895	1,449	1.39	131,295	2,334	2.37
Short-term and long-term borrowings	253,355	7,507	3.95	269,390	7,943	3.93
Subordinated debentures	5,155	150	3.88	5,155	228	5.90
Total interest-bearing liabilities	976,217	17,692	2.42	787,903	18,303	3.10
Non-interest-bearing liabilities:
Demand deposits	121,934			115,072
Other non-interest-bearing deposits	323			365
Other liabilities	12,334			6,823
Total non-interest-bearing liabilities	134,591			122,260
Stockholders’ equity	90,478			83,806
Total liabilities and stockholders’ equity	$1,201,286			$993,969
Net interest income (tax-equivalent basis)		$20,845			$20,042
Net interest spread			2.71%			2.54%
Net interest income as percent of earning-assets (net interest margin)			2.77%			2.95%
Tax-equivalent adjustment (3)		(398)			(1,066)
Net interest income		$20,447			$18,976

(1)	Average balances for available-for-sale securities are based on amortized cost
(2)	Average balances for loans include loans on non-accrual status
(3)	The tax-equivalent adjustment was computed based on a statutory Federal income tax rate of 34 percent.

Investment Portfolio

For the three months ended September 30, 2009, the average volume of investment securities increased by $111.4  million to approximately $374.6 million, or 34.7 percent of average earning assets, from $263.2 million on average, or 28.5 percent of average earning assets, in the comparable period in 2008. For the nine months ended September 30, 2009, the average volume of investment securities increased by $19.7 million to approximately $304.4 million, or 30.4  percent of average earning assets, from $284.7 million on average, or 31.4 percent of average earning assets, in the comparable period in 2008. The change in volume and performance for the nine month period is consistent with maintaining the balance sheet strategies the Corporation has previously outlined in seeking to reduce the overall size of the investment securities portfolio, as a percentage of the earning asset mix. The focus instead has been on increasing loans. The change in the volume of the portfolio continues to maintain pace with the rise in the overall level of earning-assets. With the strong deposit growth experienced predominantly over the past nine months of 2009 and large buildup of liquidity, the Corporation began to prudently expand the size of its investment portfolio in an effort to deploy excess cash into earning assets.

At September 30, 2009, the principal components of the investment portfolio are U.S. Treasury and U.S. Government Agency Obligations, Federal Agency Obligations including mortgage-backed securities, Obligations of U.S. states and political subdivision, corporate bonds and notes, and other debt and equity securities. The Corporation’s investment portfolio also consists of overnight investments that were made into the Reserve Primary Fund (the “Fund”), a money market fund registered with the Securities and Exchange Commission as an investment company under the Investment Company Act of 1940. On September 22, 2008, the Fund announced that redemptions of shares of the Fund were suspended pursuant to an SEC order so that an orderly liquidation could be effected for the protection of the Fund’s investors. To date, the Corporation has received five distributions from the Fund, totaling approximately 92 percent of its outstanding balance. The Fund announced that it has applied to participate in the United States Department of Treasury’s Temporary Money Market Fund Guarantee Program, participation in which is subject to approval of the Treasury Department. While the Corporation expects to recover substantially all of its current holdings in the Fund, the Corporation cannot predict when this will occur and cannot be certain as to the extent of the recovery.

During the three-month period ended September 30, 2009, the volume related factors applicable to the investment portfolio increased revenue by $1,231,000 while rate related changes resulted in a decrease in revenue of $466,000 from the same period in 2008. The tax-equivalent yield on investments decreased by 71 basis points to 4.44 percent from a yield of 5.15 percent during the comparable period in 2008.

During the nine-month period ended September 30, 2009, the volume related factors applicable to the investment portfolio increased revenue by $276,000, while rate related changes resulted in a decrease in revenue of $936,000 from the same period in 2008. The tax-equivalent yield on investments decreased by 63 basis points to 4.60 percent from a yield of 5.23 percent during the comparable period in 2008.

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

During the first quarter of 2009, the Corporation recorded a $140,000 other than temporary impairment charge on its Lehman Brothers bond holding. To date through June 30, 2009, other than temporary impairment charges taken on this bond amounted to $1,440,000. As part of the Corporation’s tax strategies, Management elected to sell the Lehman bond holding during the third quarter of 2009.

During the nine months ended September 30, 2009, approximately $422.6 million in debt securities were sold from the Corporation’s available-for-sale portfolio. The cash flow from the sale of investment securities was used to purchase new securities and fund loans. The Corporation’s sales from its available-for-sale portfolio were made in the ordinary course of business.

At September 30, 2009, the net unrealized loss on securities available-for-sale, which is carried as a component of other comprehensive loss and included in stockholders’ equity, net of tax, amounted to a net unrealized loss of $7.2 million as compared with a net unrealized loss of $6.5 million at December 31, 2008. The gross unrealized losses associated with U.S. Treasury and Agency securities and Federal agency obligations, mortgage-backed securities, corporate bonds and tax-exempt securities are not considered to be other-than-temporary because their unrealized losses are related to changes in interest rates and do not affect the expected cash flows of the underlying collateral or issuer.

Loan Portfolio

Lending is one of the Corporation’s primary business activities. The Corporation’s loan portfolio consists of commercial, residential and retail loans, serving the diverse customer base in its market area. The composition of the Corporation’s loan portfolio continues to change due to the local economy. Factors such as the economic climate, interest rates, real estate values and employment all contribute to these changes. Loan growth has been generated through business development efforts, repeat customer requests for new financings, penetration into existing markets and entry into new markets.

At September 30, 2009, total loans amounted to $716.1 million, an increase of $39.9 million or 5.9 percent as compared to December 31, 2008. Loans during the quarter ended September 30, 2009 increased by $21.9 million, which occurred primarily in the commercial and commercial real estate sectors of the loan portfolio. Total gross loans originated during the quarter included $56.3 million of new loans and $14.7 million in advances, principally offset by payoffs and principal payments of $49.1 million.

Total average loan volume increased $41.9 million or 6.4 percent for the three months ended September 30, 2009 as compared to the same period in 2008, while the portfolio yield decreased by 45 basis points as compared with 2008. The increased total average loan volume was due primarily to increased customer activity, new lending relationships and new markets. The volume related factors during the period contributed increased revenue of $585,000, while the rate related changes decreased revenue by $757,000. The decrease in yield on loans for the three month period of 2009 compared to 2008 was the result of a decrease in market interest rates as compared with 2008, coupled with a competitive rate pricing structure and tighter spreads in the market on loans which has been driven by the heightened competition for lending relationships that exists within the Corporation’s market. At September 30, 2009, the Corporation had $22.2 million in overall undisbursed loan commitments which are expected to fund over the next 90 days.

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

Allowance for Loan Losses and Related Provision

The purpose of the allowance for loan losses (“allowance”) is to absorb the impact of losses inherent in the loan portfolio. Additions to the allowance are made through provisions charged against current operations and through recoveries made on loans previously charged-off. The allowance for loan losses is maintained at an amount considered adequate by management to provide for potential credit losses based upon a periodic evaluation of the risk characteristics of the loan portfolio. In establishing an appropriate allowance, an assessment of the individual borrowers, a determination of the value of the underlying collateral, a review of historical loss experience and an analysis of the levels and trends of loan categories, delinquencies and problem loans are considered. Such factors as the level and trend of interest rates and current economic conditions and peer group statistics are also reviewed. Given the extraordinary economic volatility impacting national, regional and local markets, the Corporation’s analysis of its allowance for loan losses takes into consideration the potential impact that current trends may have on the Corporation’s borrowing base. At September 30, 2009, the level of the allowance was $7,142,000 as compared to $6,254,000 at December 31, 2008 and $6,080,000 at September 30, 2008. The Corporation had total provisions to the allowance for the nine-month period ended September 30, 2009 in the amount of $1,857,000 as compared to $1,136,000 for the comparable period in 2008. The higher loan loss provision covered a $900,000 charge-off taken during the first quarter of 2009 in connection with a $4.9 million commercial real estate construction project of industrial warehouses, which was downgraded to non-accrual status, in addition to changes in the risk ratings related to certain loans that were downgraded during the first quarter. During the second quarter of 2009, three of these downgraded loans were upgraded to pass status. During the third quarter of 2009, two additional loans were upgraded to pass status. The level of the allowance during the respective periods of 2009 and 2008 reflects the credit quality within the loan portfolio, the loan volume recorded during the periods, the Corporation’s focus on the changing composition of the commercial and residential real estate loan portfolios and other related factors.

At September 30, 2009, the allowance for loan losses amounted to 1.00 percent of total loans. In management’s view, the level of the allowance at September 30, 2009 is adequate to cover losses inherent in the loan portfolio. Management’s judgment regarding the adequacy of the allowance constitutes a “Forward Looking Statement” under the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from management’s analysis, based principally upon the factors considered by management in establishing the allowance.

Although management uses the best information available, the level of the allowance for loan losses remains an estimate, which is subject to significant judgment and short-term change. Various regulatory agencies, as an integral part of their examination process, periodically review the Corporation’s allowance for loan losses. Such agencies may require the Corporation to increase the allowance based on their analysis of information available to them at the time of their examination. Furthermore, the majority of the Corporation’s loans are secured by real estate in the State of New Jersey. Future adjustments to the allowance may be necessary due to economic factors impacting New Jersey real estate and the economy in general, as well as operating, regulatory and other conditions beyond the Corporation’s control. The allowance for loan losses as a percentage of total loans amounted to 1.00 percent, 0.92 percent and 0.92 percent at September 30, 2009, December 31, 2008 and September 30, 2008.

Net charge-offs were $55,000 and $45,000 during the three months ended September 30, 2009 and 2008, respectively, bringing the Corporation’s net charge-offs to $969,000 for the first nine months of 2009 compared to $219,000 for the same period in 2008. The higher charge-offs for the 2009 period resulted from the previously mentioned loan placed into non-accrual status during the first quarter.

Changes in the allowance for loan losses are set forth below.

	Nine Months Ended September 30,
(Dollars in Thousands)	2009	2008
Average loans outstanding	$686,816	$606,524
Total loans at end of period	$716,100	$661,157
Analysis of the Allowance for Loan Losses
Balance at the beginning of year	$6,254	$5,163
Charge-offs:
Commercial loans	(954)	(194)
Residential	—	—
Installment loans	(23)	(48)
Total charge-offs	(977)	(242)
Recoveries:
Commercial	—	6
Installment loans	8	17
Total recoveries	8	23
Net charge-offs	(969)	(219)
Provision for loan losses	1,857	1,136
Balance at end of period	$7,142	$6,080
Ratio of net charge-offs during the period to average loans outstanding during the period (1)	0.19%	0.05%
Allowance for loan losses as a percentage of total loans at end of period	1.00%	0.92%

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

(Dollars in Thousands)	September 30, 2009	December 31, 2008	September 30, 2008

Non-accrual loans	$11,448	$541	$541
Troubled debt restructuring	970	93	95
Accruing loans past due 90 days or more	1,477	139	18
Total non-performing loans	13,895	773	654
Other real estate owned	—	3,949	—
Total non-performing assets	$13,895	$4,722	$654

The increase in non-accrual loans of $10.9 million at September 30, 2009 from December 31, 2008 was primarily attributable to the addition of four credits. The largest credit, representing 32.7 percent of non-accrual loans at September 30, 2009, related to one commercial real estate construction project of industrial warehouses, which was downgraded to non-accrual status during the first quarter. The Corporation is currently working with the borrower and the participating bank that is involved with the project, in an effort to sell or lease the remaining industrial warehouse units. Proceeds from the current units under contract, as well as remaining units, will be used to make further principal reductions to the Corporation's loan. The remaining three credits are generally well-secured. The $970,000 carried as troubled debt restructuring represents modifications to residential mortgage loans, which are all performing according to the term in their respective modification agreements. The $1.5 million carried as loans past due 90 days or more and still accruing represents two credits which are well secured and in the process of collection.

Overall credit quality in the Bank’s portfolio remains high, even though the economic weakness has impacted several potential problem loans. Other known “potential problem loans” (as defined by SEC regulations), other than those loans identified in the table above, as of September 30, 2009 have been identified and internally risk rated as other assets specially mentioned or substandard. Such loans amounted to $10.0 million, $9.4 million and $9.3 million at September 30, 2009, December 31, 2008, and September 30, 2008 respectively. The change in internally risk rated assets at September 30, 2009 was attributable to certain loans that were downgraded during the first quarter of 2009 due mainly to a variety of changing conditions, including general economic conditions and/or conditions applicable to the specific borrowers. During the second quarter of 2009, three of these downgraded loans were upgraded to pass status. During the third quarter of 2009, two previously downgraded loans were upgraded to pass status and another such downgraded loan was paid in full during the third quarter of 2009. All such loans are currently performing. The Corporation has no foreign loans.

At September 30, 2009, other than the loans set forth above, the Corporation is not aware of any loans which present serious doubts as to the ability of its borrowers to comply with present loan repayment terms and which are expected to fall into one of the categories set forth in the tables or descriptions above.

At September 30, 2009, the Corporation had no other real estate owned (“OREO”) as compared to $3.9 million at December 31, 2008 and none at September 30, 2008. The decrease in the OREO balance from December 31, 2008 represented a writedown of the carrying value and the subsequent sale of a residential condominium project during the third quarter of 2009.

In general, it is the policy of management to consider the charge-off of loans at the point they become past due in excess of 90 days, with the exception of loans that are both well-secured and in the process of collection.

Other Income

The following table presents the principal categories of other income.

	Three Months Ended September 30,				Nine Months Ended September 30,
			Increase	Percent			Increase	Percent
(Dollars in Thousands)	2009	2008	(Decrease)	Change	2009	2008	(Decrease)	Change

Service charges, commissions and fees	$464	$484	$(20)	(4.1)	$1,353	$1,526	$(173)	(11.3)
Annuities and insurance	17	35	(18)	(51.4)	102	90	12	13.3
Bank owned life insurance	273	507	(234)	(46.2)	748	956	(208)	(21.8)
Net investment securities gains (losses)	(511)	(1,075)	564	52.5	1,799	(850)	2,649	311.6
Other	68	96	(28)	(29.2)	244	307	(63)	(20.5)
Total other income	$311	$47	$264	561.7	$4,246	$2,029	$2,217	109.3

N/M = not meaningful

For the three-month period ended September 30, 2009, total other income increased $264,000 as compared with the comparable quarter of 2008, primarily as a result of lower net investment securities losses. During the third quarter of 2009, the Corporation recorded net investment securities losses of $511,000 as compared to $1.1 million for the same period last year. Investment securities losses in the third quarter of 2009 included $889,000 of net gains on the sale of securities, offset by a $1.4 million other-than-temporary impairment charge related to a pooled trust preferred security. During the third quarter of 2008, the Corporation recorded a $1.2 million other-than-temporary charge related to its Lehman Brothers corporate bond. Excluding net investment securities losses, the Corporation recorded other income of $822,000 in the three months ended September 30, 2009, compared to $1.1 million in the three months ended September 30, 2008, a decrease of $300,000 or 26.7 percent. During the third quarter of 2008, the Corporation recognized $230,000 in tax free proceeds in excess of contract value on the Corporation’s bank owned life insurance (BOLI) due to the death of one insured participant.

For the nine-month period ended September 30, 2009, total other income increased $2.2 million compared to the same period in 2008, primarily as a result of net investment securities gains (losses). Excluding net investment securities gains (losses), the Corporation recorded other income of $2.4 million for the nine months ended September 30, 2009 compared to $2.9 million for the comparable period in 2008, a decrease of $432,000 or 15.0 percent. This decrease was due primarily attributable to the $230,000 in tax-free proceeds in excess of contract value on the Corporation’s BOLI due to the death of one insured participant, which was recorded in the third quarter of 2008.

Other Expense

The following table presents the principal categories of other expense.

	Three Months Ended September 30,				Nine Months Ended September 30,
			Increase	Percent			Increase	Percent
(Dollars in Thousands)	2009	2008	(Decrease)	Change	2009	2008	(Decrease)	Change

Salaries and employee benefits	$2,529	$1,919	$610	31.8	$7,429	$6,795	$634	9.3
Occupancy, net	539	803	(264)	(32.9)	1,919	2,296	(377)	(16.4)
Premises and equipment	323	352	(29)	(8.2)	963	1,074	(111)	(10.3)
FDIC insurance	320	28	292	1,042.9	1,625	68	1,557	2,289.7
Professional and consulting	190	189	1	0.5	638	551	87	15.8
Stationery and printing	81	87	(6)	(6.9)	253	300	(47)	(15.7)
Marketing and advertising	75	145	(70)	(48.3)	346	493	(147)	(29.8)
Computer expense	220	238	(18)	(7.6)	662	605	57	9.4
OREO expense (benefit), net	30	(44)	74	168.2	1,438	20	1,418	7,090.0
Other	879	861	18	2.1	2,546	2,517	29	1.2
Total other expense	$5,186	$4,578	$608	13.3	$17,819	$14,719	$3,100	21.1

For the three months ended September 30, 2009, total other expense increased $608,000, or 13.3 percent, from the comparable three months ended September 30, 2008. For the nine months ended September 30, 2009, total other expenses increased $3.1 million, or 21.1%, from the same period in 2008. Expense in 2009 was negatively impacted as a result of an increase in FDIC insurance expense and OREO expense.

Salary and employee benefit expense for the quarter ended September 30, 2009 increased $610,000 or 31.8% over the comparable period last year. For the nine months ended September 30, 2009, salary and employee benefit expense increased $634,000, or 9.3 percent, from the comparative period in 2008. During the third quarter of 2008, the Corporation recognized a $272,000 benefit relating to the lump-sum payment and termination of the directors retirement plan. This benefit represented the difference between the actuarial present value of the lump-sum payment and the accrued liability previously recorded on the Corporation’s balance sheet. Additionally, there was increased expense of $107,000 and $331,000 for the three and nine months ended September 30, 2009 as compared to the same respective periods in 2008 resulting from changes in the asset valuation and expected rate of return on the Corporation’s defined pension plan, which was frozen in 2007. Full-time equivalent staffing levels were 165 at September 30, 2009 compared to 161 as of December 31, 2008 and 156 at September 30, 2008.

Occupancy and premises and equipment expenses for the quarter ended September 30, 2009 decreased $293,000, or 25.4 percent, from the comparable three-month period in 2008. For the nine month period ended September 30, 2009, occupancy and premises and equipment expense decreased $488,000, or 14.5 percent, from the same period last year. The decrease was primarily attributable to expense reductions due to branch closures and consolidations.

In May 2009, the FDIC adopted a final special assessment rule that assessed the industry 5 basis points on total assets less Tier I capital. The Corporation was required to accrue the charge during the second quarter of 2009, which amounted to approximately $630,000, even though the FDIC collected the fee at the end of the third quarter when the regular quarterly assessments for the second quarter were collected. Additionally, in December 2008, the FDIC adopted a final rule increasing risk-based assessment rates beginning in the first quarter of 2009. As a result of these changes coupled with one-time assessment credits recognized in 2008, FDIC insurance expense increased $292,000 and $1.6 million for the three and nine months ended September 30, 2009, respectively, over the comparable periods in 2008.

Professional and consulting expense for the three month period ended September 30, 2009 was essentially unchanged compared to the comparable quarter of 2008. For the nine months ended September 30, 2009, professional and consulting expense increased $87,000, or 15.8 percent, from the comparable period in 2008. The increase in the nine-month period is primarily attributable to higher legal expenses in 2009.

Marketing and advertising expense for the three months ended September 30, 2009 decreased $70,000, or 48.3 percent, from the comparable period in 2008. For the nine months ended September 30, 2009, marketing and advertising expense was down $147,000, or 29.8 percent, from the same period 2008.

Computer expense for the three-month period ended September 30, 2009 decreased $18,000, or 7.6 percent, compared to the same quarter of 2008. For the nine months ended September 30, 2009, computer expenses were up $57,000, or 9.4 percent, from the same period last year. The increase was due primarily to fees paid to the Corporation’s outsourced information technology service provider. This previously announced strategic outsourcing agreement has significantly improved operating efficiencies and reduced overhead, primarily in salaries and benefits.

OREO expense for the three and nine months ended September 30, 2009 increased by $74,000 and $1.4 million compared to the same three and nine month periods last year, respectively. The increase in the nine-month period was due primarily to the recognition of a $926,000 writedown coupled with the continued buildout costs relating to the residential real estate condominium project in Union County, New Jersey. The Corporation sold the project during the third quarter of 2009.

Other expense for the third quarter of 2009 totaled $879,000, an increase of $18,000, or 2.1 percent, from the comparable period in 2008. On a nine month basis, other expense increased $29,000, or 1.2 percent, from the same period last year.

As previously announced in September 2009, the Corporation signed a strategic outsourcing agreement with Fiserv (NASDAQ: FISV) to provide core account processing services, which is consistent with the Corporation’s other strategic initiatives to streamline operations, reduce operating overhead and allow the Corporation to focus on core competencies of customer service and product development. This and previously initiated cost reduction plans, are expected to improve operating efficiencies, business and technical operations.

Provision for Income Taxes

For the quarter ended September 30, 2009, the Corporation recorded an income tax expense of $751,000, as compared with an income tax expense of $346,000 for the quarter ended September 30, 2008. The effective tax rates for the Corporation for the respective quarterly periods ended September 30, 2009 and 2008 were 32.9 percent and 18.6 percent, respectively. The effective tax rates for the first nine months of 2009 and 2008 were 29.5 percent compared to 19.6 percent, respectively. The increases in the effective tax rate were primarily due to a business entity restructuring which was fully completed in 2008 coupled with a higher proportion of taxable income versus non-taxable income partly due to the reduced size of the Corporation’s municipal securities portfolio.

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

At September 30, 2009, the Corporation reflects a positive interest sensitivity gap (or an interest sensitivity ratio of 1.16:1.00) at the cumulative one-year position. Based on management’s perception that interest rates will continue to be volatile, projected increased levels of prepayments on the earning-asset portfolio and the current level of interest rates, emphasis has been, and is expected to continue to be, placed on interest-sensitivity matching with the objective of stabilizing the net interest spread during 2009. However, no assurance can be given that this objective will be met.

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

Liquidity is measured and monitored for the Corporation’s bank subsidiary, Union Center National Bank (the “Bank”). The Corporation reviews its net short-term mismatch. This measures the ability of the Corporation to meet obligations should access to Bank dividends be constrained. At September 30, 2009, the Parent Corporation had $3.1 million in cash and short-term investments compared to $2.2 million at December 31, 2008. Expenses at the Parent Corporation are moderate and management believes that the Parent Corporation has adequate liquidity to fund its obligations.

Certain provisions of long-term debt agreements, primarily subordinated debt, prevent the Corporation from creating liens on, disposing of or issuing voting stock of subsidiaries. As of September 30, 2009, the Corporation was in compliance with all covenants and provisions of these agreements.

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

Anticipated cash-flows at September 30, 2009, projected to July 1, 2010, indicates that the Bank’s liquidity should remain strong, with an approximate projection of $424.5 million in anticipated cash flows over the next twelve months. This projection represents a forward-looking statement under the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from this projection depending upon a number of factors, including the liquidity needs of the Bank’s customers, the availability of alternative sources of liquidity and general economic conditions.

On September 30, 2009, the FDIC proposed a rule that would require insured institutions to prepay their estimated quarterly assessments through December 31, 2012 to strengthen the cash position of the Deposit Insurance Fund. Once final, the rule would require the cash prepayment on December 30, 2009. Management believes the prepayment (estimated to be approximately $4.5 million) will not have a significant impact on the Corporation’s future cash position or operations.

Deposits

Total deposits increased $301.7 million, or 45.7 percent, to $961.2 million on September 30, 2009 from $659.5 million at December 31, 2008. Total non-interest-bearing deposits increased from $113.3 million at December 31, 2008 to $126.2 million at September 30, 2009, an increase of $12.9 million or 11.4 percent. Interest bearing demand, savings and time deposits increased $288.7 million at September 30, 2009 as compared to December 31, 2008. The increase in total deposits was primarily the result of an inflow in core savings deposits and CDARS Reciprocal deposits, as customers sought safety and more liquidity in light of the financial crisis. Time certificates of deposit of $100,000 or more increased $165.5 million as compared to year-end 2008 due to an increase in CDARS Reciprocal deposits.

The Corporation derives a significant proportion of its liquidity from its core deposit base. Total demand deposits, savings and money market accounts of $609.9 million at September 30, 2009 increased by $179.6 million, or 41.7 percent, from December 31, 2008. At September 30, 2009, total demand deposits, savings and money market accounts were 63.5 percent of total deposits compared to 65.8 percent at year-end 2008. Alternatively, the Corporation uses a more stringent calculation for the management of its liquidity positions internally, which calculation consists of total demand, savings accounts and money market accounts (excluding money market accounts greater than $100,000 and time deposits) as a percentage of total deposits. This number increased by $6.2 million, or 1.8 percent, from $349.5 million at December 31, 2008 to $355.7 million at September 30, 2009 and represented 37.0 percent of total deposits at September 30, 2009 as compared with 53.0 percent at December 31, 2008.

Certificates of deposit $100,000 and greater, increased to 27.7 percent of total deposits at September 30, 2009 from 15.2 percent at December 31, 2008 due to the increase in CDARS Reciprocal deposits.

Core Deposit Mix

The following table depicts the Corporation’s core deposit mix at September 30, 2009 and December 31, 2008.

					Net Change
	September 30, 2009		December 31, 2008		Volume
(Dollars in Thousands)	Amount	Percentage	Amount	Percentage	2009 vs. 2008

Non-interest bearing deposits	$126,205	35.5	$113,319	32.4	$12,886
Interest-bearing demand	136,070	38.3	139,349	39.9	(3,279)
Regular savings	57,774	16.2	56,431	16.1	1,343
Money market deposits under $100	35,656	10.0	40,419	11.6	(4,763)
Total core deposits	$355,705	100.0	$349,518	100.0	$6,187
Total deposits	$961,157		$659,537		$301,620
Core deposits to total deposits	37.0%		53.0%

Borrowings

Total borrowings amounted to $280.5 million at September 30, 2009, reflecting an increase of $6.9 million from December 31, 2008. Overnight customer repurchase transactions covering commercial customer sweep accounts totaled $52.2 million at September 30, 2009 as compared with $30.1 million at December 31, 2008. This shift in the volume of repurchase agreements also accounted for a portion of the change in non-interest bearing commercial checking accounts during the period.

Cash Flows

The consolidated statements of cash flows present the changes in cash and cash equivalents from operating, investing and financing activities. During the nine months ended September 30, 2009, cash and cash equivalents (which increased overall by $157.4 million) were used on a net basis by investing activities in the amount of approximately $168.4 million, primarily from an increase in the investment and loan portfolios, offset in part by maturities and sales of investment securities. Net cash of $315.5 million was provided by financing activities, primarily due to an increase in deposits and overnight customer repurchase transactions. Net cash of $10.3 million was provided by operating activities, principally as a result of net income of $3.5 million, a $1.9 million provision for loan losses, a $2.0 million increase in other liabilities and a $3.3 million decrease in other assets.

Stockholders’ Equity

       Total stockholders’ equity amounted to $92.2 million, or 6.83 percent of total assets, at September 30, 2009, compared to $81.7 million or 7.99 percent of total assets at December 31, 2008. Book value per common share was $6.36 at September 30, 2009, compared to $6.29 at December 31, 2008. Tangible book value (i.e., total stockholders’ equity less preferred stock, goodwill and other intangible assets) per common share was $5.04 at September 30, 2009 compared to $4.97 at December 31, 2008.

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

In July 2009, the Corporation announced that its Board of Directors had authorized a rights offering of up to approximately $11 million of common stock to its existing stockholders. As previously announced, in October, the Corporation successfully raised total gross proceeds of approximately $11 million in its rights offering and private placement with its standby purchaser. The Corporation intends to use the net proceeds from the rights offering to purchase the shares of preferred stock and the warrant to purchase shares of common stock issued to the U.S. Department of the Treasury in January 2009 under the TARP Capital Purchase Program.

       Tangible book value per share is a non-GAAP financial measure and represents tangible stockholders’ equity (or tangible book value) calculated on a per common share basis. The Corporation believes that a disclosure of tangible book value per share may be helpful for those investors who seek to evaluate the Corporation’s book value per share without giving effect to goodwill and other intangible assets. The following table presents a reconciliation of total book value per share to tangible book value per share as of September 30, 2009 and December 31, 2008.

	September 30,	December 31,
(Dollars in Thousands, Except per Share Data	2009	2008
Common shares outstanding	13,000,601	12,991,312
Stockholders’ equity	$92,227	$81,713
Less: Preferred Stock	9,599	—
Less: Goodwill and other intangible assets	17,047	17,110
Tangible common stockholders’ equity	$65,581	$64,603
Book value per common share	$6.36	$6.29
Less: Goodwill and other intangible assets	1.32	1.32
Tangible book value per common share	$5.04	$4.97

During the three and nine months ended September 30, 2009, the Corporation had no purchases of common stock associated with its buy back program. For the three and nine months ended September 30, 2008, the Corporation purchased 31,500 shares of common stock at an average cost per share of $8.95 per share and a total of $193,083 shares of common stock at an average price of $9.96 per share. At September 30, 2009, there were 652,868 shares available for repurchase under the Corporation’s stock buyback program. As described in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2008, the Corporation is restricted from repurchasing its Common Stock while its newly issued preferred stock is held by the Treasury.

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

Risk-Based Capital/Leverage

The Tier I leverage capital at September 30, 2009 (defined as tangible stockholders’ equity for common stock and Trust Preferred Capital Securities) amounted to $89.7 million, or 6.75 percent of average total assets. At December 31, 2008, the Corporation’s Tier I leverage risk-based capital amounted to $78.2 million or 7.71 percent of average total assets. The increase reflects the Corporation's participation in the United States Government's Capital Purchase Program.

Tier I capital excludes the effect of  FASB ASC 320-10-05, which amounted to $7.2 million of net unrealized losses, after tax, on securities available-for-sale (reported as a component of accumulated other comprehensive income which is included in stockholders’ equity) and goodwill and intangible assets of $17.0 million as of September 30, 2009.

United States bank regulators have issued guidelines establishing minimum capital standards related to the level of assets and off balance-sheet exposures adjusted for credit risk. Specifically, these guidelines categorize assets and off balance-sheet items into four risk-weightings and require banking institutions to maintain a minimum ratio of capital to risk-weighted assets.

At September 30, 2009, the Corporation’s Tier 1 and total risk-based capital ratios were 10.23 percent and 11.04 percent, respectively. These ratios are well above the minimum guidelines of capital to risk-adjusted assets in effect as of September 30, 2009.

The foregoing capital ratios are based in part on specific quantitative measures of assets, liabilities and certain off-statement of condition items as calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by the bank regulators regarding capital components, risk weightings and other factors. As of  September 30, 2009, management believes that each of Union Center National Bank and Center Bancorp, Inc. meet all capital adequacy requirements to which it is subject.

Subordinated Debentures

On December 19, 2003, Center Bancorp Statutory Trust II, a statutory business trust and wholly-owned subsidiary of Center Bancorp, Inc., issued $5.0 million of, MMCapS capital securities to investors due on January 23, 2034.

The capital securities presently qualify as Tier I capital. The trust loaned the proceeds of this offering to the Corporation and received in exchange $5.2 million of the Parent Corporation’s subordinated debentures. The subordinated debentures are redeemable in whole or part. The floating interest rate on the subordinated debentures is three-month LIBOR plus 2.85% and reprices quarterly. The rate at September 30, 2009 was 3.34%.

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

Based on the results of the interest simulation model as of September 30, 2009, and assuming that management does not take action to alter the outcome, the Corporation would expect an increase of 0.59 percent in net interest income if interest rates increased by 200 basis points from current rates in a gradual and parallel rate ramp over a twelve month period. As market rates declined to historic lows at September 30, 2009, the Corporation did not feel that modeling a further down rate scenario was realistic in the current environment.

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

Equity Price Risk

We are also exposed to equity price risk inherent in our portfolio of publicly traded equity securities, which had an estimated fair value of $0.4 million at September 30, 2009 and $0.7 million at December 31, 2008. We monitor our equity investments for impairment on a periodic basis. In the event that the carrying value of the equity investment exceeds its fair value, and we determine the decline in value to be other than temporary, we reduce the carrying value to its current fair value. During 2009, the Corporation recorded no other than temporary impairment charges on its equity security holdings.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

As of  September 30, 2009, the Corporation had purchased 1,386,863 common shares at an average cost per share of $11.44 under stock buyback programs announced in 2006 and 2007. The repurchased shares were recorded as Treasury Stock, which resulted in a decrease in stockholders’ equity. During the three and nine months ended September 30, 2009, there were no shares repurchased.

Information concerning the third quarter 2009 stock repurchases is set forth below.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (1)

July 1 through July 31, 2009	—	$—	1,386,863	652,868
August 1 through August 31, 2009	—	—	1,386,863	652,868
September 1 through September 30, 2009	—	—	1,386,863	652,868
Total	—	$—	1,386,863	652,868

(1)
On June 26, 2008, the Board approved an increase in its current share buyback program to an additional 5% of outstanding shares, enhancing its current authorization by 649,712 shares. Any purchases by the Corporation may be made, from time to time, in the open market, in privately negotiated transactions or otherwise, subject to restrictions under the Capital Purchase Program.

       On January 12, 2009, the Corporation issued $10 million in nonvoting senior preferred stock to the U.S. Department of Treasury under the Capital Purchase Program. As part of the transaction, the Corporation also issued warrants to the Treasury to purchase 173,410 shares of common stock of the Corporation at an exercise price of $8.65 per share. These securities were not registered under the Securities Act of 1933, but rather we issued pursuant to an exemption from such requirements (pursuant Section 4(2) of the Securities Act of 1933) afforded to the private placement of securities. There was a single investor in this issuance - the United States Treasury.

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

CENTER BANCORP, INC.

By:	/s/ Anthony C. Weagley	By:	/s/ A. Richard Abrahamian
	Anthony C. Weagley, President and Chief Executive Officer		A. Richard Abrahamian, Treasurer and Chief Financial Officer

	Date: November 9, 2009		Date: November 9, 2009

EXHIBIT INDEX

Exhibit 31.1	Certification of the Chief Executive Officer of the Corporation Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2	Certification of the Chief Financial Officer of the Corporation Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1	Certification of the Chief Executive Officer of the Corporation Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2	Certification of the Chief Financial Officer of the Corporation Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002