Form 10-K
period 2009-12-31
CENTER BANCORP INC
filed 2010-03-16
CIK 712771

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Fiscal Year Ended December 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Transition Period from  to

Commission File Number: 000-11486

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

Common Stock, No Par Value

(Title of Class)

Securities registered pursuant to Section 12(g) of the Exchange Act: None

Indicate by checkmark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☒

Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes or No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Regulation S-T (232,405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant has required to submit and post such files.)Yes ☐ No ☐ Not applicable

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to the Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Securities Exchange Act of 1934.

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated ☐	Small Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐ or No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold or the average bid and ask price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter — $78.3 million

Shares Outstanding on March 1, 2010
Common Stock, no par value: 14,574,872 shares

DOCUMENTS INCORPORATED BY REFERENCE

Definitive proxy statement in connection with the 2010 Annual Stockholders Meeting to be filed with the Commission pursuant to Regulation 14A will be incorporated by reference in Part III.

CENTER BANCORP, INC.

Information included in or incorporated by reference in this Annual Report on Form 10-K, other filings with the Securities and Exchange Commission and the Corporation’s press releases or other public statements, contain or may contain forward looking statements. Please refer to a discussion of the Corporation’s forward looking statements and associated risks in “Item 1 — Business — Historical Development of Business” and “Item 1A — Risk Factors” in this Annual Report on Form 10-K.

i

CENTER BANCORP, INC.
FORM 10-K

PART I

Item 1. Business

Historical Development of Business

This report, in Item 1, Item 7 and elsewhere, includes forward-looking statements within the meaning of Sections 27A of the Securities Act of 1933, as amended, and 21E of the Securities Exchange Act of 1934, as amended, that involve inherent risks and uncertainties. This report contains certain forward-looking statements with respect to the financial condition, results of operations, plans, objectives, future performance and business of Center Bancorp, Inc. and its subsidiaries, including statements preceded by, followed by or that include words or phrases such as “believes,” “expects,” “anticipates,” “plans,” “trend,” “objective,” “continue,” “remain,” “pattern” or similar expressions or future or conditional verbs such as “will,” “would,” “should,” “could,” “might,” “can,” “may” or similar expressions. There are a number of important factors that could cause future results to differ materially from historical performance and these forward-looking statements. Factors that might cause such a difference include, but are not limited to: (1) competitive pressures among depository institutions may increase significantly; (2) changes in the interest rate environment may reduce interest margins; (3) prepayment speeds, loan origination and sale volumes, charge-offs and loan loss provisions may vary substantially from period to period; (4) general economic conditions may be less favorable than expected; (5) political developments, wars or other hostilities may disrupt or increase volatility in securities markets or other economic conditions; (6) legislative or regulatory changes or actions may adversely affect the businesses in which Center Bancorp, Inc. is engaged; (7) changes and trends in the securities markets may adversely impact Center Bancorp, Inc; (8) a delayed or incomplete resolution of regulatory issues could adversely impact our planning; (9) the impact of reputation risk created by the developments discussed above on such matters as business generation and retention, funding and liquidity could be significant; and (10) the outcome of regulatory and legal investigations and proceedings may not be anticipated. Further information on other factors that could affect the financial results of Center Bancorp, Inc. are included in Item 1A of this Annual Report on Form 10-K and in Center Bancorp’s other filings with the Securities and Exchange Commission. These documents are available free of charge at the Commission’s website at http://www.sec.gov and/or from Center Bancorp, Inc. Center Bancorp, Inc. assumes no obligation to update forward-looking statements at any time.

Center Bancorp, Inc., a one-bank holding company, was incorporated in the state of New Jersey on November 12, 1982. Center Bancorp, Inc., commenced operations on May 1, 1983, upon the acquisition of all outstanding shares of capital stock of Union Center National Bank (the “Bank”), its principal subsidiary. The holding company’s sole activity, at this time, is to act as a holding company for the Bank and other subsidiaries. As used herein, the term “Corporation” shall refer to Center Bancorp, Inc. and its direct and indirect subsidiaries and the term “Parent Corporation” shall refer to Center Bancorp, Inc. on an unconsolidated basis. In addition to its principal subsidiary, Center Bancorp, Inc. owns 100 percent of the voting shares of Center Bancorp, Inc. Statutory Trust II, through which it issued trust preferred securities. Center Bancorp, Inc. Statutory Trust II is not a consolidated subsidiary. See Note 10 of the Consolidated Financial Statements.

The Corporation’s wholly-owned subsidiaries are all included in the consolidated financial statements of Center Bancorp, Inc. These subsidiaries include an advertising subsidiary; an insurance subsidiary offering annuity products, property and casualty, life and health insurance, and various investment subsidiaries which hold, maintain and manage investment assets for the Corporation. In the past, the Corporation’s subsidiaries have also included real estate investment trust subsidiaries (the “REIT” subsidiaries) and two title insurance partnerships. The title insurance partnerships were liquidated and ceased operations in December 2009. During the fourth quarter of 2006, the Corporation effected an internal entity reorganization and adopted a plan of liquidation for its one remaining REIT subsidiary, which was completed on November 16, 2007.

During 2001 and 2003, the Corporation formed statutory business trusts, which exist for the exclusive purpose of (i) issuing trust securities representing undivided beneficial interests in the assets of a trust; (ii) investing the gross proceeds of the trust securities in junior subordinated deferrable interest debentures (subordinated debentures) of the Corporation; and (iii) engaging in only those activities necessary or incidental thereto. These subordinated debentures and the related income effects are not eliminated in the consolidated financial statements as the statutory business trusts are not consolidated in accordance with Financial Accounting Standards Board (“FASB”) FASB ASC 810-10 (previously FASB interpretation No. 46(R), “Consolidation of Variable Interest Entities.” Distributions on the subordinated debentures owned by the subsidiary trusts have been classified as interest expense in the Consolidated Statements of Income.

The Corporation issued $10.3 million of subordinated debentures in 2001 and $5.2 million of subordinated debentures in 2003. On December 18, 2006, the Corporation redeemed $10.3 million of subordinated debentures and dissolved Center Bancorp, Inc. Statutory Trust I. At December 31, 2009, the $5.2 million of these securities still outstanding are included as a component of Tier 1 Capital for regulatory purposes. The Tier 1 leverage capital ratio was 7.80 percent at December 31, 2009.

During 2002, the Bank established two investment subsidiaries to hold portions of its securities portfolio. At December 2007, under a plan of liquidation adopted by the Bank, one of the investment companies had been liquidated. During 2008, the Corporation formed a new investment company. In January of 2003, the Corporation established an insurance subsidiary for the sale of insurance and annuity products. The Corporation also formed a title insurance partnership during the later part of 2007 that was fully operational in 2008. During the early part of 2008, the Corporation formed a second title partnership that was fully operational during the second half of 2008. Both title insurance partnerships were liquidated during December, 2009 and the Bank no longer provides title insurance.

SEC Reports and Corporate Governance

The Parent Corporation makes its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K and amendments thereto available on its website at www.centerbancorp.com without charge as soon as reasonably practicable after filing or furnishing them to the SEC. Also available on the website are the Corporation’s corporate code of ethics that applies to all of the Corporation’s employees, including principal officers and directors, and charters for the Audit Committee, Compensation Committee and Nominating Committee.

The Parent Corporation has filed the certifications of the Chief Executive Officer and Chief Financial Officer required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 with respect to the Parent Corporation’s Annual Report on Form 10-K as exhibits to this Report. Center Bancorp’s CEO submitted the required annual CEO’s Certification regarding the NASDAQ’s corporate governance listing standards, Section 12(a) CEO Certification, to the NASDAQ within the required time frame after the 2009 annual shareholders’ meeting.

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

The Bank offers a broad range of consumer banking services, including interest bearing and non-interest bearing checking accounts, savings accounts, money market accounts, certificates of deposit, IRA accounts, Automated Teller Machine (“ATM”) accessibility using Star Systems, Inc. service, secured and unsecured loans, mortgage loans, home equity lines of credit, safe deposit boxes, Christmas club accounts, vacation club accounts, money orders and travelers’ checks.

The Bank, through its subsidiary, Center Financial Group LLC, provides financial services, including brokerage services, insurance and annuities, mutual funds and financial planning. In the fourth quarter of 2007, the Corporation formed a title insurance partnership, Center Title LLC, with Progressive Title Company in Parsippany, New Jersey to provide title services in connection with the closing of real estate transactions. In January 2008, the Corporation formed a title insurance partnership, Union Title LLC, with Elite Title Abstract of West Caldwell, New Jersey to provide title services in connection with the closing of real estate loan transactions. Our partnerships with both title companies were liquidated during December, 2009.

The Bank offers various money market services. It deals in U.S. Treasury and U.S. Governmental agency securities, certificates of deposit, commercial paper and repurchase agreements.

The Bank entered into a limited liability company operating agreement with Morris Property Company, LLC, a New Jersey limited liability company, during the fourth quarter of 2008. The purpose of Morris Property Company, LLC is to hold foreclosed assets.

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

On November 9, 2007, the FRB approved the Parent Corporation’s application to become a Financial Holding Company. A Financial Holding Company may perform the following activities: insurance underwriting, securities dealing and underwriting, financial and investment advisory services, merchant banking and issuing or selling security interests in bank-eligible assets. Financial Holding Companies may also engage in any other activity that the FRB determines to be financial in nature or incidental to financial activities after consultation with the Secretary of the Treasury. A Financial Holding Company may also engage in any non-financial activity that the FRB determines is complementary to a financial activity and does not pose a substantial risk to the safety or soundness of depository institutions or the financial system. As of December 31, 2009, the Corporation officially rescinded its status as a financial services holding company as a result of the discontinuation of the title insurance activities.

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

The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (“Interstate Banking and Branching Act”) enables bank holding companies to acquire banks in states other than their home state, regardless of applicable state law. The Interstate Banking and Branching Act also authorizes banks to merge across state lines, thereby creating interstate banks with branches in more than one state. Under the legislation, each state had the opportunity to “opt-out” of this provision. Furthermore, a state may “opt-in” with respect to de novo branching, thereby permitting a bank to open new branches in a state in which the bank does not already have a branch. Without de novo branching, an out-of-state commercial bank can enter the state only by acquiring an existing bank or branch. The vast majority of states have allowed interstate banking by merger but have not authorized de novo branching.

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

The Bank and the OCC have entered into an informal Memorandum of Understanding, or MOU. A memorandum of understanding is characterized by the regulatory authorities as an informal action that is not published or publicly available and that is used when circumstances warrant a milder form of action than a formal supervisory action. Among other things, under the MOU, the Bank has agreed to develop a three year capital program, which will include specific plans for the maintenance of adequate capital and the strengthening of the Bank’s capital structure to meet the Bank’s current and future needs, a profit plan that includes the identification of the major areas and means by which the Board will seek to improve the Bank’s operating performance, and a dividend policy that permits the declaration of a dividend by the Bank only with the prior approval of the OCC. Management is committed to addressing and resolving the issues raised by the OCC and has substantially completed corrective actions to comply with the MOU. In addition, the OCC has established higher minimum capital ratios for the Bank than the regulatory minimums. See “FDICIA.”

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

The OCC’s regulations implementing these provisions of FDICIA provide that an institution will be classified as “well capitalized” if it (i) has a total risk-based capital ratio of at least 10.0 percent, (ii) has a Tier 1 risk-based capital ratio of at least 6.0 percent, (iii) has a Tier 1 leverage ratio of at least 5.0 percent, and (iv) meets certain other requirements. An institution will be classified as “adequately capitalized” if it (i) has a total risk-based capital ratio of at least 8.0 percent, (ii) has a Tier 1 risk-based capital ratio of at least 4.0 percent, (iii) has a Tier 1 leverage ratio of (a) at least 4.0 percent or (b) at least 3.0 percent if the institution was rated 1 in its most recent examination, and (iv) does not meet the definition of “well capitalized.” An institution will be classified as “undercapitalized” if it (i) has a total risk-based capital ratio of less than 8.0 percent, (ii) has a Tier 1 risk-based capital ratio of less than 4.0 percent, or (iii) has a Tier 1 leverage ratio of (a) less than 4.0 percent or (b) less than 3.0 percent if the institution was rated 1 in its most recent examination. An institution will be classified as “significantly undercapitalized” if it (i) has a total risk-based capital ratio of less than 6.0 percent, (ii) has a Tier 1 risk-based capital ratio of less than 3.0 percent, or (iii) has a Tier 1 leverage ratio of less than 3.0 percent. An institution will be classified as “critically undercapitalized” if it has a tangible equity to total assets ratio that is equal to or less than 2.0 percent. An insured depository institution may be deemed to be in a lower capitalization category if it receives an unsatisfactory examination rating. The OCC has established higher minimum capital ratios for the Bank effective as of December 31, 2009: Tier 1 Risk-Based Capital of 10.0 percent, Total Risk-Based Capital of 12.0 percent and Tier 1 Leverage Capital of 8.0 percent. Similar categories apply to bank holding companies. At December 31, 2009, the Bank’s capital ratios were all above the minimum levels required, other than the Tier 1 Leverage Capital ratio, which was slightly below the 8.0 percent established by the OCC for the Bank.

In addition, significant provisions of FDICIA required federal banking regulators to impose standards in a number of other important areas to assure bank safety and soundness, including internal controls, information systems and internal audit systems, credit underwriting, asset growth, compensation, loan documentation and interest rate exposure. Under the MOU between the Bank and the OCC, the bank has agreed to develop a three year capital program, which will include specific plans for the maintenance of adequate capital and the strengthening of the Bank’s capital structure to meet current and future needs.

Temporary Liquidity Guarantee Program

On November 21, 2008, the Board of Directors of the FDIC adopted a final rule relating to the Temporary Liquidity Guarantee Program (the “TLG Program”). The TLG Program was announced by the FDIC on October 14, 2008, to strengthen confidence and encourage liquidity in the banking system. Under the original TLG Program the FDIC would guarantee, through the earlier of maturity or June 30, 2012, certain newly issued senior unsecured debt issued by participating institutions on or after October 14, 2008, and before June 30, 2009 (the “Debt Guarantee Program”). The Debt Guarantee Program was extended for senior unsecured debt issued after April 1, 2009 and before October 31, 2009, and maturing on or after December 31, 2012. On October 20, 2009, the FDIC established a limited, six-month emergency guarantee facility upon expiration of the Debt Guarantee Program. Under this emergency guarantee facility, certain participating entities can apply to the FDIC for permission to issue FDIC-guaranteed debt during the period starting October 31, 2009 through April 30, 2010. As of December 31, 2009, the Bank had no senior unsecured debt scheduled to mature on or before April 30, 2010.

The other provision of the TLG Program provided full FDIC deposit insurance coverage for non-interest bearing transaction deposit accounts, NOW accounts paying less than 0.5 percent interest per annum and certain types of interest paying attorney trust accounts held at participating FDIC-insured institutions originally through December 31, 2009 (the “Transaction Account Guarantee Program”). The Transaction Account Guarantee Program has been extended to June 30, 2010. Entities that wish to continue their participation in the Transaction Account Guarantee Program during the extension need not take any additional action. After December 31, 2009, those institutions that have not opted out of the extension will be charged an annualized rate according to the institutions risk category. The assessments will be paid each quarter and will be based on amounts over $250,000 for the portion of the quarter that the institution is assigned to the risk category. The Bank has elected to continue participation in the Transaction Account Guarantee Program.

Deposit Insurance and Premiums

Substantially all of the deposits of the Bank are insured up to applicable limits by the Deposit Insurance Fund (“DIF”) of the FDIC and are subject to deposit insurance assessments to maintain the DIF. The FDIC utilizes a risk-based assessment system that imposes insurance premiums based upon a risk matrix that takes into account a bank’s capital level and supervisory rating, known as a “CAMEL rating”. On December 16, 2008, the FDIC adopted a final rule increasing risk-based assessment rates uniformly by 7 basis points (7 cents for every $100 of deposits), on an annual basis, for the first quarter of 2009. Subsequently on April 1, 2009, the FDIC issued rules which attempted to improve the methodology of the assessment system by differentiating risk among insured institutions.

On May 22, 2009, the Board of Directors of the FDIC adopted a final rule imposing a special assessment on the entire banking industry. The special assessment was calculated as 5 basis points times each insured depository institution’s assets minus Tier I capital as reported in the report of condition of June 30, 2009 and would not exceed ten times the institutions assessment base for the second quarter 2009 risk-based assessment. This special assessment, which totaled $1.2 million, was collected on September 30, 2009. Including this special assessment, the Bank paid a total of $2.1 million in FDIC assessments in 2009.

On November 12, 2009, the FDIC adopted the final rule which required insured depository institutions to prepay their quarterly risk-based assessments for the fourth quarter of 2009 through the fourth quarter of 2012. An institution’s prepaid assessment for the fourth quarter of 2009 and all of 2010 will be determined by multiplying the total base assessment rate that the institution would have paid for the third quarter of 2009 times the corresponding prepaid assessment base for each quarter. For each quarter of the prepayment period, an institution’s prepaid assessment base will be calculated by increasing its third quarter 2009 assessment base at an annual rate of 5 percent. An institution’s prepaid assessment for each quarter of 2011 and 2012 will be determined by multiplying its prepaid assessment rate plus .75 basis points times the corresponding prepaid assessment base for each quarter. On December 30, 2009, the Corporation remitted an FDIC prepayment in the amount of $5.7 million.

The enactment of the Emergency Economic Stabilization Act of 2008 (“EESA”) temporarily raised the basic limit on federal deposit insurance coverage from $100,000 to $250,000 per depositor. The temporary increase in deposit insurance coverage became effective on October 3, 2008. On May 20, 2009, the temporary increase to $250,000 per depositor was extended through December 31, 2013. On January 1, 2014, deposit insurance coverage will return to $100,000.

In addition to deposit insurance assessments, the FDIC is required to continue to collect from institutions payments for the servicing of obligations of the Financing Corporation (“FICO”) that were issued in connection with the resolution of savings and loan associations, so long as such obligations remain outstanding. The Corporation paid a FICO premium of $82,000 in 2009.

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

Community Reinvestment Act

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

Legislation Implemented in Response to Recent Periods of Economic Turmoil

In response to recent unprecedented market turmoil, EESA was enacted on October 3, 2008. EESA authorizes the U.S. Treasury Department (the “treasury”) to provide up to $700 billion in funding for the financial services industry. Pursuant to the EESA, the Treasury was initially authorized to use $350 billion for the Troubled Asset Relief Program (“TARP”). Of this amount, the Treasury allocated $250 billion to the TARP Capital Purchase Program. On January 15, 2009, the second $350 billion of TARP monies was released to the Treasury. As described elsewhere in this Annual Report on Form 10-K, the Treasury purchased $10,000,000 of the Parent Corporation’s non-convertible preferred stock (the “Preferred Shares”) under the TARP Capital Purchase Program.

Participants in the TARP Capital Purchase Program were required to accept several compensation-related limitations associated with this Program. In January 2009, five executive officers of the Corporation (Messrs. Weagley, Abrahamian, Shapiro and Boylan and Ms. Wunder) agreed in writing to accept the compensation standards in existence at that time under the Capital Purchase Program and thereby cap or eliminate some of their contractual or legal rights. The provisions agreed to were as follows:

•	No Golden Parachute Payments. The term “golden parachute payment” under the TARP Capital Purchase Program (as distinguished from the definition under the Stimulus Act referred to below) refers to a severance payment resulting from involuntary termination of employment, or from bankruptcy of the employer, that exceeds three times the terminated employee’s average annual base salary over the five years prior to termination. The Corporation’s senior executive officers have agreed to forego all golden parachute payments for as long as they remain “senior executive officers” (the CEO, the CFO and the next three highest-paid executive officers) of the Corporation and the Treasury continues to hold the equity or debt securities that the Parent Corporation issued to it under the TARP Capital Purchase Program (the period during which the Treasury holds those securities is referred to herein as the “CPP Covered Period.”).
•	Clawback of Bonus and Incentive Compensation if Based on Certain Material Inaccuracies. Our senior executive officers agreed to a “clawback provision”. Any bonus or incentive compensation paid to them during the CPP Covered Period is subject to recovery or “clawback” by the Corporation if the payments were based on materially inaccurate financial statements or any other materially inaccurate performance metric criteria. The senior executive officers acknowledged that each of the Corporation’s compensation, bonus, incentive and other benefit plans, arrangements and agreements (including golden parachute, severance and employment agreements) (collectively, “Benefit Plans”) with respect to them was deemed amended to the extent necessary to give effect to such clawback and the restriction on golden parachute payments.
•	No Compensation Arrangements That Encourage Excessive Risks. The Corporation is required to review its Benefit Plans to ensure that they do not encourage senior executive officers to take unnecessary and excessive risks that threaten the value of the Corporation. To the extent any such review requires revisions to any Benefit Plan with respect to the senior executive officers, they agreed to negotiate such changes promptly and in good faith.

During the CPP Covered Period, the Corporation is not permitted to take federal income tax deductions for compensation paid to the senior executive officers in excess of $500,000 per year, subject to certain exceptions.

On February 17, 2009, the American Recovery and Reinvestment Act of 2009 (the “Stimulus Act”) was enacted. The Stimulus Act contains several provisions designed to establish executive compensation and governance standards for financial institutions (such as the Corporation) that received or will receive financial assistance under TARP. In certain instances, the Stimulus Act modified the compensation-related limitations contained in the TARP Capital Purchase Program; in addition, the Stimulus Act created additional compensation-related limitations and directed the Treasury to establish standards for executive compensation applicable to participants in TARP. In their January 2009 agreements, the Corporation’s executives did not waive their rights with respect to the provisions implemented by the Stimulus Act; other employees now covered by these provisions were not asked and did not agree to waive their rights. The compensation-related limitations applicable to the Corporation which have been added or modified by the Stimulus Act are as follows, which provisions are expected to be included in standards established by the Treasury:

•	No Severance Payments. Under the Stimulus Act, the term “golden parachutes” is defined to include any severance payment resulting from involuntary termination of employment, except for payments for services performed or benefits accrued. Under the Stimulus Act, the Corporation is prohibited from making any severance payment to its “senior executive officers” (defined in the Stimulus Act as the five highest paid senior executive officers) and the Corporation’s next five most highly compensated employees during the period that the Preferred Shares are outstanding.

•	Recovery of Incentive Compensation if Based on Certain Material Inaccuracies. The Stimulus Act contains the “clawback provision” discussed above but extends its application to any bonus awards and other incentive compensation paid to any of the Corporation’s senior executive officers and the next 20 most highly compensated employees during the period that the Preferred Shares are outstanding that is later found to have been based on materially inaccurate financial statements or other materially inaccurate measurements of performance.
•	No Compensation Arrangements That Encourage Earnings Manipulation. Under the Stimulus Act, during the period that the Preferred Shares are outstanding, the Corporation is prohibited from entering into compensation arrangements that encourage manipulation of the reported earnings of the Corporation to enhance the compensation of any of the Corporation’s employees.
•	Limit on Incentive Compensation. The Stimulus Act contains a provision that prohibits the payment or accrual of any bonus, retention award or incentive compensation to the Corporation’s highest paid employee while the Preferred Shares are outstanding other than awards of long-term restricted stock that (i) do not fully vest while the Preferred Shares are outstanding, (ii) have a value not greater than one-third of the total annual compensation of such employee and (iii) are subject to such other restrictions as will be determined by the Treasury. The prohibition on bonuses does not preclude payments required under written employment contracts entered into on or prior to February 11, 2009.
•	Compensation Committee Functions. The Stimulus Act requires that the Parent Corporation’s Compensation Committee be comprised solely of independent directors and that it meet at least semiannually to discuss and evaluate the Corporation’s employee compensation plans in light of an assessment of any risk posed to the Corporation from such compensation plans.
•	Compliance Certifications. The Stimulus Act requires an annual written certification by the Parent Corporation’s chief executive officer and chief financial officer with respect to the Corporation’s compliance with the provisions of the Stimulus Act.
•	Treasury Review of Excessive Bonuses Previously Paid. The Stimulus Act directs the Treasury to review all compensation paid to the Corporation’s senior executive officers and its next 20 most highly compensated employees to determine whether any such payments were inconsistent with the purposes of the Stimulus Act or were otherwise contrary to the public interest. If the Treasury makes such a finding, the Treasury is directed to negotiate with the Parent Corporation and the applicable employee for appropriate reimbursements to the federal government with respect to the compensation and bonuses.
•	Say on Pay. Under the Stimulus Act, the Corporation is required to have an advisory “say on pay vote” by the shareholders on executive compensation at the Corporation’s shareholder meetings during the period that the Preferred Shares are outstanding. This requirement applied to the Corporation’s 2009 annual meeting of shareholders and will apply to the 2010 annual meeting of shareholders.

Proposed Legislation

From time to time proposals are made in the U.S. Congress and before various bank regulatory authorities, which would alter the policies of and place restrictions on different types of banking operations. It is impossible to predict the impact, if any, of potential legislative trends on the business of the Corporation and the Bank.

Loans to Related Parties

The Corporation’s authority to extend credit to its directors and executive officers, as well as to entities controlled by such persons, is currently governed by the requirements of the National Bank Act, the Sarbanes-Oxley Act of 2002 and Regulation O of the Federal Reserve Bank. Among other things, these provisions require that extensions of credit to insiders (i) be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features and (ii) not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of the Corporation’s capital. In addition, the Corporation’s Board of Directors must approve extensions of credit in excess of certain limits. Under the SOA, the Corporation and its subsidiaries, other than Union Center National Bank, may not extend or arrange for any personal loans to its directors and executive officers.

Dividend Restrictions

The Parent Corporation is a legal entity separate and distinct from the Bank. Virtually all of the revenue of the Parent Corporation available for payment of dividends on its capital stock will result from amounts paid to the Parent Corporation by the Bank. All such dividends are subject to various limitations imposed by federal laws and by regulations and policies adopted by federal regulatory agencies. As a national bank, the Bank may not pay a dividend if it would impair the capital of the Bank. Furthermore, prior approval by the Comptroller of the Currency is required if the total of dividends declared in a calendar year exceeds the total of the Bank’s net profits for that year combined with the retained profits for the two preceding years. The Company’s current MOU provides that the Bank cannot declare a dividend without the prior approval of the OCC.

On January 9, 2009, as part of the TARP Capital Purchase Program, the Parent Corporation entered into a Letter Agreement (the “Letter Agreement”) and a Securities Purchase Agreement — Standard Terms attached thereto (the “Securities Purchase Agreement”) with the Treasury, pursuant to which (i) the Parent Corporation issued and sold, and the Treasury purchased, 10,000 shares of the Parent Corporation’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A, having a liquidation preference of $1,000 per share, for an aggregate purchase price of $10,000,000 in cash, and (ii) the Parent Corporation issued to the Treasury a ten-year warrant (the “Warrant”) to purchase up to 173,410 shares of the Corporation’s common stock at an exercise price of $8.65 per share. The Securities Purchase Agreement contains limitations on the payment of dividends on the common stock. Specifically, the Parent Corporation is unable to declare dividend payments on the common stock (and certain preferred stock if the Corporation issues additional series of preferred stock) if the Parent Corporation is in arrears in the payment of dividends on the Preferred Shares. Further, until the third anniversary of the investment or when all of the Preferred Shares have been redeemed or transferred, the Parent Corporation is not permitted to increase the amount of the quarterly cash dividend above $0.09 per share, which was the amount of the last regular dividend declared by the Parent Corporation prior to October 14, 2008.

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

The Corporation has established its own internal loan-to-value (“LTV”) limits for real estate loans. In general, except as described below, these internal limits are not permitted to exceed the following supervisory limits:

Loan Category	Loan-to-Value Limit
Raw Land	65%
Land Development	75%
Commercial, Multifamily and Other Non-residential construction	80%
Construction: One to Four Family Residential	85%
Improved Property (excluding One to Four Family Residential)	85%
Owner-Occupied One to Four Family and Home Equity*	90%

*	For a permanent mortgage or home equity loan on owner occupied one to four family residential property with an LTV that exceeds 90 percent at origination, private mortgage insurance or readily marketable collateral is to be obtained. “Readily marketable collateral” means insured deposits, financial instruments and bullion in which the bank has a perfected interest. Financial instruments and bullion are to be salable under ordinary circumstances with reasonable promptness at a fair market value.

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

The Bank’s internal loan review process is complemented by an independent loan review conducted throughout the year, under the mandate and approval of the Corporation’s Board of Directors. In addition, regularly scheduled audits performed by the Bank’s internal audit function are designed to ensure the integrity of the credit and risk monitoring systems currently in place.

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

We are required to take certain actions pursuant to our current MOU with the OCC, and lack of compliance could result in additional regulatory actions.

As described under “Item 1 — Business — Regulation of Bank Subsidiary,” the Bank is subject to a MOU with the OCC, pursuant to which it has agreed to take various actions to improve the Bank’s capital position and profitability. The OCC has also established higher minimum capital ratios for the Bank than the regulatory minimums. While management is committed to addressing and resolving the issues raised by the OCC and has already initiated corrective actions to comply with various requirements of the MOU, no assurances can be given that the OCC will find the Bank’s compliance plan satisfactory, or that the Bank will not be subject to further supervisory action by the OCC. We may at some point need to raise additional capital to assure compliance with mandated capital ratios and to support our continued growth. Our ability to raise additional capital, if needed, will depend on conditions in the capital markets at that time, which are outside our control, and on our financial performance. Accordingly, we cannot assure you of our ability to raise additional capital, if needed, on terms acceptable to us. If we cannot raise additional capital when needed, our ability to comply with applicable capital requirements and to further expand our operations through internal growth or acquisitions could be materially impaired.

Recent negative developments in the financial services industry and U.S. and global credit markets may continue to adversely impact our operations and results.

The general economic downturn continued throughout 2009 and is continuing into 2010. Loan portfolio performances have deteriorated at many institutions resulting from, among other factors, a weak economy and a decline in the value of the collateral supporting their loans. The competition for our deposits has increased significantly due to liquidity concerns at many of these same institutions. Stock prices of bank holding companies, like ours, have been negatively affected by the current condition of the financial markets, as has our ability, if needed, to raise capital or borrow in the debt markets compared to recent years. As a result, there is a potential for new federal or state laws and regulations regarding lending and funding practices and liquidity standards, and financial institution regulatory agencies are expected to be very aggressive in responding to concerns and trends identified in examinations, including the expected issuance of many formal enforcement actions. Negative developments in the financial services industry and the impact of new legislation in response to those developments could negatively impact our operations by restricting our business operations, including our ability to originate or sell loans, and adversely impact our financial performance. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on us and others in the financial institutions industry. In particular, we may face the following risks in connection with these events:

•	we potentially face increased regulation of our industry and compliance with such regulation may increase our costs and limit our ability to pursue business opportunities;

•	customer demand for loans secured by real estate could be reduced due to weaker economic conditions, an increase in unemployment, a decrease in real estate values or an increase in interest rates;
•	the process we use to estimate losses inherent in our credit exposure requires difficult, subjective and complex judgments, including forecasts of economic conditions and how these economic conditions might impair the ability of our borrowers to repay their loans; the level of uncertainty concerning economic conditions may adversely affect the accuracy of our estimates which may, in turn, impact the reliability of the process;
•	the value of the portfolio of investment securities that we hold may be adversely affected; and
•	we may be required to pay significantly higher FDIC premiums because market developments have significantly depleted the insurance fund of the FDIC and reduced the ratio of reserves to insured deposits

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

Liquidity is derived primarily from deposit growth and retention; principal and interest payments on loans; principal and interest payments on investment securities; sale, maturity and prepayment of investment securities; net cash provided from operations, and access to other funding sources.

Our access to funding sources in amounts adequate to finance our activities could be impaired by factors that affect us specifically or the financial services industry in general. Factors that could detrimentally impact our access to liquidity sources include a decrease in the level of our business activity due to market factors or an adverse regulatory action against us. Our ability to borrow could also be impaired by factors that are not specific to us, such as a severe disruption of the financial markets or negative views and expectations about the prospects for the financial services industry as a whole as the turmoil faced by banking organizations in the domestic and worldwide credit markets continues. Over the last several years, the financial services industry and the credit markets generally have been materially and adversely affected by significant declines in asset values and by a lack of liquidity. The liquidity issues have been particularly acute for regional and community banks, as many of the larger financial institutions have significantly curtailed their lending to regional and community banks to reduce their exposure to the risks of other banks. In addition, many of the larger correspondent lenders have reduced or even eliminated federal funds lines for their correspondent customers. Furthermore, regional and community banks generally have less access to the capital markets than do the national and super-regional banks because of their smaller size and limited analyst coverage. Any decline in available funding could adversely impact our ability to originate loans, invest in securities, meet our expenses, or fulfill obligations such as repaying our borrowings or meeting deposit withdrawal demands, any of which could have a material adverse impact on our liquidity, business, results of operations and financial condition.

The extensive regulation and supervision to which we are subject impose substantial restrictions on our business.

Center Bancorp Inc., primarily through its principal subsidiary, Union Center National Bank, and certain non-bank subsidiaries, are subject to extensive regulation and supervision. Banking regulations are primarily intended to protect depositors’ funds, federal deposit insurance funds and the banking system as a whole. Such laws are not designed to protect our shareholders. These regulations affect our lending practices, capital structure, investment practices, dividend policy and growth, among other things. Union Center National Bank is also subject to a number of federal laws, which, among other things, require it to lend to various sectors of the economy and population, and establish and maintain comprehensive programs relating to anti-money laundering and customer identification. The United States Congress and federal regulatory agencies continually review banking laws, regulations and policies for possible changes, especially for the TARP Capital Purchase Program (in which the Parent Corporation is a participant). Changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of statutes, regulations or policies, could affect us in substantial and unpredictable ways. Such changes could subject us to additional costs, limit the types of financial services and products we may offer and/or increase the ability of non-banks to offer competing financial services and products, among other things. Failure to comply with laws, regulations or policies could result in sanctions by regulatory agencies, civil money penalties and/or reputational damage, which could have a material adverse effect on our business, financial condition and results of operations.

Because of our participation in the U.S. Treasury’s Capital Purchase Program, we are subject to several restrictions, including restrictions on our ability to declare or pay dividends and repurchase our shares, as well as restrictions on our executive compensation.

As a result of our participation in the U.S. Treasury’s Capital Purchase Program, our ability to declare or pay dividends on any of our capital stock is subject to restrictions. Specifically, we are unable to declare dividend payments on common, junior preferred or pari passu preferred shares if we are in arrears in the payment of dividends on the Preferred Shares. Further, until the third anniversary of the investment or when all of the Preferred Shares have been redeemed or transferred, we are not permitted to increase the cash dividends on our common stock without the U.S. Treasury’s approval. Additionally, our ability to repurchase our shares of outstanding common stock is restricted. The U.S. Treasury’s consent generally is required for us to make any stock repurchase until the third anniversary of the investment by the U.S. Treasury unless all of the Preferred Shares have been redeemed or transferred. Further, common, junior preferred or pari passu preferred shares may not be repurchased if we are in arrears in the payment of dividends on the Preferred Shares. These restrictions, as well as the dilutive effect of the warrants that we issued to the U.S. Treasury as part of the Capital Purchase Program, may have a negative effect on the market price of our common stock.

Pursuant to the terms by which we participated in the U.S. Treasury’s Capital Purchase Agreement and the terms of the American Recovery and Reinvestment Act of 2009, we and several of our senior employees are subject to substantial limitations on executive compensation and are subject to relatively new corporate governance standards. Such requirements may adversely affect our ability to attract and retain senior officers and employees who are critical to the operation of our business.

The documents that we executed with the U.S. Treasury when it purchased our Preferred Shares allow it to unilaterally change the terms of the Preferred Shares or impose additional requirements on the Corporation if there is a change in law. These changes or additional requirements could restrict our ability to conduct business, could subject us to additional cost and expense or could change the terms of the Preferred Shares to the detriment of our common shareholders. While it may be possible for us to redeem the Preferred Shares in the event that the U.S. Treasury imposes any changes or additional requirements that we believe are detrimental, there can be no assurances that our federal regulator will approve such redemption or that we will have the ability to implement such redemption, especially in light of regulatory requirements imposed upon financial institutions seeking to redeem TARP securities.

Current levels of volatility in the capital markets are unprecedented and may adversely impact our operations and results.

The capital markets have been experiencing unprecedented volatility for more than two years. Such negative developments and disruptions have resulted in uncertainty in the financial market in general with the expectation of a continuing general economic downturn which is continuing in 2010. Bank and bank holding company stock prices have been negatively affected, as has the ability of banks and bank holding companies to raise capital or borrow in the debt markets compared to recent years. If current levels of market disruption and volatility continue or worsen, there can be no assurance that we will not experience an adverse effect, which may be material, on our business, financial condition and results of operations or our ability to access capital.

We must effectively manage our credit risk.

There are risks inherent in making any loan, including risks inherent in dealing with particular borrowers, risks of nonpayment, risks resulting from uncertainties as to the future value of collateral and risks resulting from changes in economic and industry conditions. We attempt to minimize our credit risk through prudent loan application approval procedures, careful monitoring of the concentration of our loans within specific industries, a centralized credit administration department and periodic independent reviews of outstanding loans by our loan review department. However, we cannot assure you that such approval and monitoring procedures will reduce these credit risks.

Our loan portfolio includes commercial real estate loans, which involve risks specific to real estate value.

Commercial real estate loans were $405.9 million, or approximately 56.7 percent of our total loan portfolio, as of December 31, 2009. Many of these loans are extended to small and medium-sized businesses. The market value of real estate can fluctuate significantly in a short period of time as a result of market conditions in the geographic area in which the real estate is located. Although many such loans are secured by real estate as a secondary form of collateral, continued adverse developments affecting real estate values in our market area could increase the credit risk associated with our loan portfolio. Economic events or governmental regulations outside of the control of the borrower or lender could negatively impact the future cash flow and market values of the affected properties. If the loans that are collateralized by real estate become troubled and the value of the real estate has been significantly impaired, then we may not be able to recover the full contractual amount of principal and interest that we anticipated at the time of originating the loan, which could cause us to increase our provision for loan losses and adversely affect our operating results and financial condition.

We may incur impairments to goodwill.

We review our goodwill at least annually. Significant negative industry or economic trends, reduced estimates of future cash flows or disruptions to our business, could indicate that goodwill might be impaired. Our valuation methodology for assessing impairment requires management to make judgments and assumptions based on historical experience and to rely on projections of future operating performance. We operate in a competitive environment and projections of future operating results and cash flows may vary significantly from actual results. Additionally, if our analysis results in an impairment to its goodwill, we would be required to record a non-cash charge to earnings in our financial statements during the period in which such impairment is determined to exist. Any such change could have a material adverse effect on our results of operations and our stock price.

Union Center National Bank’s ability to pay dividends is subject to regulatory limitations, which, to the extent that our holding company requires such dividends in the future, may affect our holding company’s ability to honor its obligations and pay dividends.

As a bank holding company, Center Bancorp, Inc. is a separate legal entity from Union Center National Bank and its subsidiaries and does not have significant operations. We currently depend on Union Center National Bank’s cash and liquidity to pay our operating expenses and dividends to shareholders. We cannot assure you that in the future Union Center National Bank will have the capacity to pay the necessary dividends and that we will not require dividends from Union Center National Bank to satisfy our obligations. Various statutes and regulations limit the availability of dividends from Union Center National Bank. It is possible, depending upon our and Union Center National Bank’s financial condition and other factors, that bank regulators could assert that payment of dividends or other payments by Union Center National Bank are an unsafe or unsound practice. In the event that Union Center National Bank is unable to pay dividends, we may not be able to service our obligations, as they become due, or pay dividends on our capital stock. Consequently, the inability to receive dividends from Union Center National Bank could adversely affect our financial condition, results of operations, cash flows and prospects. Pursuant to the MOU between Union Center National Bank and the OCC, the Bank may not declare dividends without the prior approval of the OCC.

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

Many competitors offer the same types of loans and banking services that Union Center National Bank offers or similar types of such services. These competitors include other national banks, savings associations, regional banks and other community banks. Union Center National Bank also faces competition from many other types of financial institutions, including finance companies, brokerage firms, insurance companies, credit unions, mortgage banks and other financial intermediaries. In this regard, Union Center National Bank’s competitors include other state and national banks and major financial companies whose greater resources may afford them a marketplace advantage by enabling them to maintain numerous banking locations, offer a broader suite of services and mount extensive promotional and advertising campaigns. Our inability to compete effectively may adversely affect our business.

If we pursue acquisitions, we may heighten the risks to our operations and financial condition.

To the extent that we undertake acquisitions or new branch openings, we may experience the effects of higher operating expenses relative to operating income from the new operations, which may have a material adverse effect on our levels of reported net income, return on average equity and return on average assets. Other effects of engaging in such growth strategies may include potential diversion of our management’s time and attention and general disruption to our business. To the extent that we grow through acquisitions and branch openings, we cannot assure you that we will be able to adequately and profitably manage this growth. Acquiring other banks and businesses involve similar risks to those commonly associated with branching, but may also involve additional risks, including:

•	potential exposure to unknown or contingent liabilities of banks and businesses we acquire;
•	exposure to potential asset quality issues of the acquired bank or related business;
•	difficulty and expense of integrating the operations and personnel of banks and businesses we acquire; and
•	the possible loss of key employees and customers of the banks and businesses we acquire.

Attractive acquisition opportunities may not be available to us in the future.

We expect that other banking and financial service companies, many of which have significantly greater resources than us, will compete with us in acquiring other financial institutions if we pursue such acquisitions. This competition could increase prices for potential acquisitions that we believe are attractive. Also, acquisitions are subject to various regulatory approvals. If we fail to receive the appropriate regulatory approvals, we will not be able to consummate an acquisition that we believe is in our best interests. Among other things, our regulators will consider our capital, liquidity, profitability, regulatory compliance and levels of goodwill when considering acquisition and expansion proposals. Any acquisition could be dilutive to our earnings and shareholders’ equity per share of our common stock.

Further increases in FDIC premiums could have a material adverse effect on our future earnings.

The FDIC insures deposits at FDIC insured financial institutions, including Union Center National Bank. The FDIC charges the insured financial institutions premiums to maintain the Deposit Insurance Fund at an adequate level. In light of current economic conditions, the FDIC has increased its assessment rates and imposed special assessments. The FDIC may further increase these rates and impose additional special assessments in the future, which could have a material adverse effect on future earnings.

Declines in value may adversely impact our investment portfolio.

As of December 31, 2009, we had approximately $298.1 million in available for sale investment securities. We may be required to record impairment charges on our investment securities if they suffer a decline in value that is considered other-than-temporary. Numerous factors, including lack of liquidity for re-sales of certain investment securities, absence of reliable pricing information for investment securities, adverse changes in business climate, adverse actions by regulators, or unanticipated changes in the competitive environment could have a negative effect on our investment portfolio in future periods. If an impairment charge is significant enough, it could affect the ability of Union Center National Bank to upstream dividends to us, which could have a material adverse effect on our liquidity and our ability to pay dividends to shareholders and could also negatively impact our regulatory capital ratios.

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

We have a continuing need for technological change and we may not have the resources to effectively implement new technology.

The financial services industry is constantly undergoing rapid technological changes with frequent introductions of new technology-driven products and services. In addition to better serving customers, the effective use of technology increases efficiency and enables financial institutions to reduce costs. Our future success will depend in part upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands for convenience as well as to create additional efficiencies in our operations as we grow. We cannot provide you with assurance that we will be able to effectively implement new technology-driven products and services or be successful in marketing such products and services to our customers.

System failure or breaches of our network security could subject us to increased operating costs as well as litigation and other liabilities.

The computer systems and network infrastructure we use could be vulnerable to unforeseen problems. Our operations are dependent upon our ability to protect our computer equipment against damage from physical theft, fire, power loss, telecommunications failure or a similar catastrophic event, as well as from security breaches, denial of service attacks, viruses, worms and other disruptive problems caused by hackers. Any damage or failure that causes an interruption in our operations could have a material adverse effect on our financial condition and results of operations. Computer break-ins, phishing and other disruptions could also jeopardize the security of information stored in and transmitted through our computer systems and network infrastructure, which may result in significant liability to us and may cause existing and potential customers to refrain from doing business with us. A failure of the security measures we use could have a material adverse effect on our financial condition and results of operations.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Bank’s operations are located at nine sites in Union County, New Jersey, consisting of five sites in Union Township, one in Springfield Township, one in Berkeley Heights, one in Vauxhall and one in Summit, New Jersey. The Bank also has three sites in Morris County, New Jersey, consisting of one site in Madison, one site in Boonton/Mountain Lakes, and one site in Morristown, New Jersey. The principal office is located at 2455 Morris Avenue, Union, New Jersey. The principal office is a two story building constructed in 1993. On October 9, 2004, the Bank opened a 19,555 square foot office facility on Springfield Road in Union, New Jersey, which serves as the Bank’s Operations and Data Center. On February 27, 2008, the Corporation

signed an agreement to lease premises at 105 North Avenue, Cranford, New Jersey to be used to construct a full service branch facility. Subsequently, the Corporation has notified the landlord that it wanted to terminate the commitment and completed the termination in the first quarter of 2009.

The following table sets forth certain information regarding the Bank’s leased locations.

Branch Location	Term
356 Chestnut Street, Union, New Jersey	Term expires in 2028 with renewal options
Career Center Branch located in Union High School, Union, New Jersey	Term expired in October 2008, currently on month to month lease
300 Main Street, Madison, New Jersey	Term expires June 6, 2010 and is subject to renewal at the Bank’s option
2933 Vauxhall Road, Vauxhall, New Jersey	Term expires January 31, 2013 and is subject to renewal at the Bank’s option
392 Springfield Avenue, Summit, New Jersey	Term expired March 31, 2009 and was subject to renewal at the Bank’s option; however, the Bank advised the landlord that it did not intend to renew this lease.
545 Morris Avenue, Summit, New Jersey	Term expires February 1, 2024, subject to renewal at the Bank’s option
Ely Place, Boonton, New Jersey	Term expires August 29, 2021, and is subject to renewal at the Bank’s option

The Bank operates a Drive In/Walk Up located at 2022 Stowe Street, Union, New Jersey, adjacent to a part of the Center Office facility. The Bank has three off-site ATM locations. Two are located at New Jersey Transit stations and one is located at the Boys and Girls Club of Union, 1050 Jeanette Avenue, Union, New Jersey.

On January 12, 2010, the Bank entered into a sale/purchase agreement for its 1180 Springfield Road facility. Under the terms of the agreement the premises will be leased with an option to buy. The agreement is expected to be fully consummated in the second quarter of 2010.

Item 3. Legal Proceedings

In December 2009, the Corporation took steps to terminate a participation agreement with another New Jersey bank at December 31, 2009. Under the terms of the agreement, the participation ended on December 31, 2009, and, in the Corporation’s view, the lead bank is required to repurchase the remaining balance. The lead bank questioned our enforcement of the participation agreement. Therefore, the Corporation filed suit in Superior Court of New Jersey Chancery Division in Morris County, New Jersey, for the return of the outstanding principal and has reclassified the outstanding loan into other assets on its balance sheet.

Union Center has instituted a suit against Highlands State Bank (“Highlands”) in the Superior Court of New Jersey (Docket No. MRS-C-189-09). This litigation relates to a participating interest in a construction loan originated by Highlands. This loan was closed, and the participating interest (85%) was acquired, in 2007. Various causes of action are pleaded in this litigation by both parties, including claims for recovery of damages. The primary claim prosecuted by Union Center seeks a judicial determination that the Participation Agreement executed with Highlands was properly terminated in accordance with its terms on December 31, 2009 and that Highlands is obligated to return the unpaid balance of the loan funds advanced by Union Center during its participation in the loan. The primary claim presented by Highlands is that Union Center’s participation in the loan must continue until it is ultimately retired, which will probably result in a substantial loss that it is claimed must be shared by Union Center. This litigation is in its early stages. The initial pleadings have been filed and the discovery phase will now begin.

There are no other significant pending legal proceedings involving the Corporation other than those arising out of routine operations. Management does not anticipate that the ultimate liability, if any, arising out of such litigation will have a material effect on the financial condition or results of operations of the Corporation on a consolidated basis. Such statement constitutes a forward-looking statement under the Private

Securities Litigation Reform Act of 1995. Actual results could differ materially from this statement as a result of various factors, including the uncertainties arising in proving facts within the judicial process.

Item 3A. Executive Officers of the Registrant

The following table sets forth the name and age of each executive officer of the Parent Corporation, the period during which each such person has served as an officer of the Parent Corporation or the Bank and each such person’s business experience (including all positions with the Parent Corporation and the Bank) for the past five years:

Name and Age	Officer Since	Business Experience
Anthony C. Weagley Age – 48	1996 the Parent Corporation 1985 the Bank	President and Chief Executive Officer of the Parent Corporation (April 2008 – Present); President, Chief Executive Officer and Chief Financial Officer of the Parent Corporation (August 2007 – March 2008); President and Chief Executive Officer of the Bank (March 2008 – Present); President, Chief Executive Officer and Chief Financial Officer of the Bank (August 2007 – February 2008); Vice President & Treasurer of the Parent Corporation (1996 – August 2007); Senior Vice President & Cashier of the Bank (1996 – August 2007); Vice President & Cashier of the Bank (1991 – 1996)
William Boylan Age – 45	2008 the Parent Corporation 2007 the Bank	Vice President of the Parent Corporation (July 2008 – Present); Senior Vice President of the Bank (January 2008 – Present); Vice President of the Bank (December 2007 – January 2008); Senior Vice President, Northern State Bank (August 2006 – November 2007); and Senior Vice President, NVE Bank (1997 – July 2006)
Mark S. Cardone Age – 47	2001 the Parent Corporation 2001 the Bank	Vice President of the Parent Corporation and Senior Vice President & Branch Administrator of the Bank (2001 – Present)
Julie D’Aloia Age – 48	1999 the Parent Corporation 1998 the Bank	Vice President of the Parent Corporation (2001 – Present); Secretary of the Parent Corporation (1998 – Present); Corporate Secretary of the Parent Corporation (1998 – August 2007); Senior Vice President of the Bank (2001 – Present); Secretary of the Bank (1998 – Present); Assistant-To-The-President of the Bank (1995 – August 2007); Corporate Secretary of the Bank (1998 – August 2007)
Joseph D. Gangemi Age – 29	2008 the Parent Corporation 2004 the Bank	Executive Assistant to Chief Executive Officer, Investor Relations Officer and Corporate Secretary of the Parent Corporation and the Bank (June 2008 – Present); Executive Assistant to Chief Executive Officer and Investor Relations Officer of the Bank (January 2008 – June 2008); Executive Assistant to Chief Executive Officer of the Bank (August 2007 – January 2008); Executive Assistant to Chief Financial Officer of the Bank (August 2005 – August 2007); Finance Assistant of the Bank (November 2004 – August 2005); Teller of the Bank (February 2004 – November 2004)

Name and Age	Officer Since	Business Experience
Ronald Shapiro Age – 58	2008 the Parent Corporation 2007 the Bank	Vice President and Senior Lending Officer of the Parent Corporation (July 2008 – Present); Senior Vice President and Senior Lending Officer of the Bank (July 2008 – Present); Vice President of the Bank (October 2007 – July 2008); Director of Lender Services, The Schonbraun McCann Group (real estate finance consulting firm) (February 2006 – August 2007); and Director and Mid Atlantic Regional Manager of Artesia Mortgage Capital Corporation (August 2004 – December 2005)
Lori A. Wunder Age – 46	1998 the Parent Corporation 1995 the Bank	Vice President of the Parent Corporation and Senior Vice President of the Bank (1998 – Present); Vice President of the Bank (1997 – 1998); Assistant Vice President of the Bank (1996 – 1997); and Assistant Cashier of the Bank (1995 – 1996)

Item 4. Reserved

PART II

Item 5. Market for the Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities

Security Market Information

The common stock of the Parent Corporation is traded on the NASDAQ Global Select Market. The Corporation’s symbol is CNBC. As of December 31, 2009, the Corporation had 605 stockholders of record. This does not include beneficial owners for whom CEDE & Company or others act as nominees. On December 31, 2009, the closing low market bid and asked price were $8.92 and $9.07, respectively.

The following table sets forth the high and low bid price, and the dividends declared, on a share of the Corporation’s common stock for the years ended December 31, 2009 and 2008. All amounts are adjusted for prior stock splits and stock dividends.

	Common Stock Price				Common Dividends Declared
	2009		2008
	High Bid	Low Bid	High Bid	Low Bid	2009	2008
Fourth Quarter	$9.20	$7.36	$10.15	$7.45	$0.0300	$0.0900
Third Quarter	10.16	7.53	10.96	8.44	0.0300	0.0900
Second Quarter	9.15	6.88	10.38	8.45	0.0300	0.0900
First Quarter	8.50	6.43	11.32	9.95	0.0900	0.0900
Total					$0.1800	$0.3600

Share Repurchase Program

Historically, repurchases have been made from time to time as, in the opinion of management, market conditions warranted, in the open market or in privately negotiated transactions. Shares repurchased were used for stock dividends and other issuances. As of December 31, 2009, Center Bancorp had 14.6 million shares of common stock outstanding. As of December 31, 2009, the Parent Corporation had purchased 1,386,863 common shares at an average cost per share of $11.44 under stock buyback programs announced in 2006, 2007 and 2008. No repurchases were made during 2009. The repurchased shares were recorded as Treasury Stock, which resulted in a decrease in stockholders’ equity.

Information concerning the stock repurchases for the three months ended December 31, 2009 is set forth below.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, through October 31, 2009	—	$—	1,386,863	652,868
November 1, through November 30, 2009	—	—	1,386,863	652,868
December 1, through December 31, 2009	—	—	1,386,863	652,868
Total	—	$—	1,386,863	652,868

As noted elsewhere herein, on January 9, 2009, as part of the U.S. Department of the Treasury’s Troubled Asset Relief Program (“TARP”), the Parent Corporation entered into an agreement with the U.S. Treasury (the “Stock Purchase Agreement”) pursuant to which (i) the Parent Corporation issued and sold, and the U.S. Treasury purchased, 10,000 shares (the “Preferred Shares”) of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A, having a liquidation preference of $1,000 per share for an aggregate purchase price of $10 million in cash, and (ii) the Parent Corporation issued to the U.S. Treasury a ten-year warrant (the “Warrant”) to purchase up to 173,410 shares of the Parent Corporation’s common stock at an exercise price of $8.65 per share. As a result of the successful completion of the Rights Offering in October 2009, the number of shares underlying the warrant held by the U.S. Treasury was reduced to 86,705 shares or 50 percent of the original 173,410 shares. Until the third anniversary of the issuance of the Preferred Shares, the consent of the U.S. Treasury will be required for any increase in the dividends on the Parent Corporation’s common stock or for any stock repurchases unless the Preferred Shares have been redeemed in their entirety or the U.S. Treasury has transferred the Preferred Shares to third parties. See “Dividends” below for additional restrictions on the payment of dividends.

Dividends

Federal laws and regulations contain restrictions on the ability of the Parent Corporation and Union Center National Bank to pay dividends. For information regarding restrictions on dividends, see Part I, Item 1, “Business — Dividend Limitations” and Part II, Item 8, “Financial Statements and Supplementary Data — Dividend Restrictions, Note 17 of the Notes to Consolidated Financial Statements.” Pursuant to the MOU between Union Center National Bank and the OCC, the Bank may not declare dividends without the prior approval of the OCC. In addition, under the terms of the trust preferred securities issued by Center Bancorp, Inc. Statutory Trust II, the Parent Corporation can not pay dividends on its common stock if the Corporation defers payments on the junior subordinated debentures which provide the cash flow for the payments on the trust preferred securities. Further, pursuant to the Stock Purchase Agreement, the Parent Corporation is unable to declare dividend payments on the Parent Corporation’s common stock (and certain preferred stock if the Parent Corporation issues additional series of preferred stock) if the Parent Corporation is in arrears in the payment of dividends on the Preferred Shares issued to the U.S. Treasury. Further, until the third anniversary of the U.S. Treasury’s investment or when all of the Preferred Shares have been redeemed or transferred, the Parent Corporation is not permitted to increase the amount of the quarterly cash dividend above $0.09 per share, which was the amount of the last regular dividend declared by the Parent Corporation prior to October 14, 2008.

Stockholders Return Comparison

Set forth below is a line graph presentation comparing the cumulative stockholder return on the Parent Corporation’s common stock, on a dividend reinvested basis, against the cumulative total returns of the Standard & Poor’s Composite and the SNL Mid-Atlantic Bank Index for the period from January 1, 2005 through December 31, 2009.

COMPARE 5-YEAR CUMULATIVE TOTAL RETURN
AMONG CENTER BANCORP INC.,
S&P COMPOSITE AND SNL MID-ATLANTIC BANK INDEX

Assumes $100 invested on January 1, 2005
Assumes dividends reinvested
Year ended December 31, 2009

COMPARISON OF CUMULATIVE TOTAL RETURN OF ONE OR MORE
COMPANIES, PEER GROUPS, INDUSTRY INDEXES AND/OR BROAD MARKETS

	Fiscal Year Ending
Company/Index/Market	12/31/2004	12/31/2005	12/31/2006	12/31/2007	12/31/2008	12/31/2009
Center Bancorp, Inc.	100.0	90.5	134.3	101.1	77.6	87.3
S&P Composite	100.0	105.7	121.9	128.5	81.3	109.8
SNL Mid-Atlantic Bank Index	100.0	101.8	122.1	92.4	50.9	53.6

Item 6. Selected Financial Data

SUMMARY OF SELECTED STATISTICAL INFORMATION AND FINANCIAL DATA

	Years Ended December 31,
	2009	2008	2007	2006	2005(3)
	(Dollars in Thousands, Except per Share Data)
Summary of Income
Interest income	$51,110	$49,894	$52,129	$53,325	$50,503
Interest expense	22,645	24,095	30,630	28,974	23,296
Net interest income	28,465	25,799	21,499	24,351	27,207
Provision for loan losses	3,261	1,561	350	57	—
Net interest income after provision for loan losses	25,204	24,238	21,149	24,294	27,207
Other income	3,906	2,644	4,372	633	3,836
Other expense	23,057	19,473	24,598	24,358	22,213
Income before income tax expense	6,053	7,409	923	569	8,830
Income tax expense (benefit)	1,480	1,567	(2,933)	(3,329)	1,184
Net income	$4,573	$5,842	$3,856	$3,898	$7,646
Net income available to common stockholders	$4,006	$5,842	$3,856	$3,898	$7,646
Statement of Financial Condition Data
Investments	$298,124	$242,714	$314,194	$381,733	$517,730
Total loans	715,453	676,203	551,669	550,414	505,826
Goodwill and other intangibles	17,028	17,110	17,204	17,312	17,437
Total assets	1,196,824	1,023,293	1,017,645	1,051,384	1,114,829
Deposits	813,705	659,537	699,070	726,771	700,601
Borrowings	269,253	268,440	218,109	206,434	293,963
Stockholders’ equity	102,551	81,713	85,278	97,613	99,489
Dividends
Cash dividends	$2,434	$4,675	$4,885	$4,808	$4,518
Dividend payout ratio	60.76%	80.02%	126.69%	123.35%	59.09%
Cash Dividends Per Share(1)
Cash dividends	$0.18	$0.36	$0.36	$0.34	$0.34
Earnings Per Share(1)
Basic	$0.30	$0.45	$0.28	$0.28	$0.60
Diluted	$0.30	$0.45	$0.28	$0.28	$0.60
Weighted Average Common Shares Outstanding(1)
Basic	13,382,614	13,048,518	13,780,504	13,959,684	12,678,614
Diluted	13,385,416	13,061,410	13,840,756	14,040,338	12,725,256
Operating Ratios
Return on average assets	0.37%	0.58%	0.38%	0.37%	0.69%
Average stockholders’ equity to average assets	7.67%	8.28%	9.33%	9.21%	7.79%
Return on average stockholders’ equity	4.87%	7.03%	4.09%	4.04%	8.91%
Return on average tangible stockholders’ equity(2)	5.96%	8.86%	5.00%	4.93%	10.34%
Book Value
Book value per common share(1)	$6.38	$6.29	$6.48	$7.02	$7.05
Tangible book value per common share(1)(2)	$5.21	$4.97	$5.17	$5.77	$5.82
Non-Financial Information
Common stockholders of record	605	640	679	717	767
Full-time equivalent staff	160	160	172	214	202

Notes to Selected Financial Data

(1)	All common share and per common share amounts have been adjusted for prior stock splits and stock dividends.

(2)	Tangible book value per common share, which is a non-GAAP financial measure, is computed by dividing stockholders’ equity less preferred stock, goodwill and other intangible assets by common shares outstanding. The following table provides certain related reconciliations between Generally Accepted Accounting Principles (“GAAP”)measures (stockholders’ equity and book value per common share) and the related non-GAAP financial measures (tangible stockholders’ equity and tangible book value per common share):

	2009	2008	2007	2006	2005
	(Dollars in Thousands, Except per Share Data)
Common shares outstanding	14,572,029	12,991,312	13,155,784	13,910,450	14,103,209
Stockholders’ equity	$102,551	$81,713	$85,278	$97,613	$99,489
Less: Preferred Stock	9,619	—	—	—	—
Less: Goodwill and other intangible assets	17,028	17,110	17,204	17,312	17,437
Tangible Stockholders’ Equity	$75,904	$64,603	$68,074	$80,301	$82,052
Book value per common share	$6.38	$6.29	$6.48	$7.02	$7.05
Less: Goodwill and other intangible assets	1.17	1.32	1.31	1.25	1.23
Tangible Book Value per Common Share	$5.21	$4.97	$5.17	$5.77	$5.82

All per common share amounts reflect all prior stock splits and dividends.

Return on average tangible stockholders’ equity, which is a non-GAAP financial measure, is computed by dividing net income by average stockholders’ equity less average goodwill and average other intangible assets. The following table reflects a reconciliation between average stockholders’ equity and average tangible stockholders’ equity and a reconciliation between return on stockholders’ equity and return on average tangible stockholders’ equity.

	2009	2008	2007	2006	2005
	(Dollars in Thousands)
Net income	$4,573	$5,842	$3,856	$3,898	$7,646
Average stockholders’ equity	$93,853	$83,123	$94,345	$96,505	$85,772
Less: Average goodwill and other intangible assets	17,069	17,158	17,259	17,378	11,814
Average Tangible Stockholders’ Equity	$76,784	$65,965	$77,086	$79,127	$73,958
Return on average stockholders’ equity	4.87%	7.03%	4.09%	4.04%	8.91%
Add: Average goodwill and other intangible assets	1.09	1.83	0.91	0.89	1.43
Return on Average Tangible Stockholders’ Equity	5.96%	8.86%	5.00%	4.93%	10.34%

The Corporation believes that in comparing financial institutions, investors desire to analyze tangible stockholders’ equity rather than stockholders’ equity, as they discount the significance of goodwill and other intangible assets.

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

Cautionary Statement Concerning Forward-Looking Statements

See Item 1 of this Annual Report on Form 10-K for information regarding forward-looking statements.

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

The Corporation’s accounting policies are fundamental to understanding this MD&A. The most significant accounting policies followed by the Corporation are presented in Note 1 of the Notes to Consolidated Financial Statements. The Corporation has identified its policies on the allowance for loan losses, other than temporary impairment of securities, income tax liabilities and goodwill and other identifiable intangible assets to be critical because management must make subjective and/or complex judgments about matters that are inherently uncertain and could be most subject to revision as new information becomes available. Additional information on these policies can be found in Note 1 of the Notes to Consolidated Financial Statements.

Allowance for Loan Losses and Related Provision

The allowance for loan losses represents management’s estimate of probable loan losses inherent in the loan portfolio. Determining the amount of the allowance for loan losses is considered a critical accounting estimate because it requires significant judgment and the use of estimates related to the amount and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends and conditions, all of which may be susceptible to significant change. The loan portfolio also represents the largest asset type on the Corporation’s Consolidated Statements of Condition.

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

In instances when a determination is made that an other-than-temporary impairment exists but the investor does not intend to sell the debt security and it is not more likely than not that it will be required to sell the debt security prior to its anticipated recovery, FASB ASC 320-10-65 changes the presentation and amount of the other-than-temporary impairment recognized in the income statement. The other-than-temporary impairment is separated into (a) the amount of the total other-than-temporary impairment related to a decrease in cash flows expected to be collected from the debt security (the credit loss) and (b) the amount of the total other-than-temporary impairment related to all other factors. The amount of the total other-than-temporary impairment related to the credit loss is recognized in earnings. The amount of the total other-than-temporary impairment related to all other factors is recognized in other comprehensive income. Impairment charges on certain investment securities of approximately $4.2 million were recognized in earnings during the year ended December 31, 2009, respectively. Of this amount, $3.4 million related to charges taken on two pooled trust preferred securities owned by the Corporation, $188,000 related to three private label collateralized mortgage obligations, $140,000 on its Lehman bond holding and $113,000 on an equity holding. Additionally, the Corporation recorded a $364,000 charge related to a court order for the liquidation of the Reserve Primary Fund. It is expected that 99 percent of Fund assets will be returned to the Corporation. The Corporation’s approach to determining whether or not other-than-temporary impairment exists for any of these investments was consistent with the accounting guidance in effect at that time. For the year ended December 31, 2009, the Corporation primarily relied upon the guidance in FASB ASC 320-10-65 (previously FAS 115-2 and 124-2), FASB ASC 820-10-65 (previously FASB FAS 157-4) and FASB ASC 310-10-35 (previously FAS 114). Additional information can be found in Note 4 of the Notes to Consolidated Financial Statements.

Impairment charges on certain investment securities of approximately $1.8 million were recognized during the year ended December 31, 2008. As a result of the bankruptcy of Lehman Brothers in September 2008, the Corporation incurred an impairment charge of $1.2 million in its investment securities portfolio during the third quarter of 2008 and an additional $100,000 during the fourth quarter of 2008. These charges were based on the Corporation’s expectation at December 31, 2008 of what the Corporation believed it would receive from the Lehman bankruptcy proceedings as opposed to an attempted sale into an illiquid market. Additionally, the Corporation recorded impairment charges of $461,000 relating to three equity security holdings. This determination was made after certain events during 2008 relating to the financial condition of the issuers caused concern that recovery of the carrying value would not occur in the near term. As such, it was deemed appropriate to mark each applicable security down to fair value. The Corporation’s approach to determining whether or not other-than-temporary impairment exists for any of these investments was consistent with the accounting guidance in effect at that time. For the year ended December 31, 2008, the Corporation primarily relied upon the guidance in FASB ASC 320-10-35 (previously FSP FAS 115-1 and 124-1), FASB ASC 820-10-35 (previously FASB FAS 157-3) and FASB ASC 325-40 (previously EITF 99-20). No impairment charges were recognized during the year ended December 31, 2007.

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

Goodwill

The Corporation adopted the provisions of FASB ASC 350-10-05 (previously SFAS No. 142, “Goodwill and Other Intangible Assets”), which requires that goodwill be reported separate from other intangible assets in the Consolidated Statements of Condition and not be amortized but tested for impairment annually or more frequently if impairment indicators arise for impairment. No impairment charge was deemed necessary for the years ended December 31, 2009 and 2008.

Fair Value of Investment Securities

In October 2008, the FASB issued FASB ASC 820-10-35 (previously FASB Staff Position 157-3, “Determining the Fair Value of a Financial Asset When The Market for That Asset Is Not Active”), to clarify the application of the provisions of FASB ASC 820-10-05 in an inactive market and how an entity would determine fair value in an inactive market. FASB ASC 820-10-35 was applied to the Corporation’s December 31, 2008 consolidated financial statements. Changes in the Corporation’s methodology occurred for the quarter ended June 30, 2009 as new accounting guidance was released in April of 2009 with mandatory adoption required in the second quarter. The Corporation relied upon the guidance in FASB ASC 820-10-65 (previously FASB FAS 157-4) when determining fair value for the Corporation’s pooled trust preferred securities and private issue corporate bond. See Note 18 of the Notes to Consolidated Financial Statements, Fair Value Measurements and Fair Value of Financial Instruments, for further discussion.

Introduction

The following introduction to Management’s Discussion and Analysis highlights the principal factors that contributed to the Corporation’s earnings performance in 2009.

The year 2009 was a challenging one for the banking industry and for the Corporation. The current global financial crisis and difficult economic climate has created challenges to financial institutions both domestically and abroad. Interest rates in 2009 were reflective of significantly lower short-term interest rates in an effort to stimulate the economy. Competition for deposits in the Corporation’s marketplace remained intense while customers’ preference in seeking safety through full FDIC insured products and more liquidity became paramount in light of the financial crisis. Market conditions remained volatile during 2009, related to global instability in the markets in connection with the sub-prime crises. While we continue to see an improvement in balance sheet strength and core earnings performance, we are still concerned with the credit stability of the broader markets. As a result, the Federal Reserve kept overnight borrowing rates at zero to 25 basis points throughout the course of 2009. Short-term interest rates remained lower than longer term rates resulting in an improved steepening of the yield curve. This resulted in an expansion of the Corporation’s net interest income, which is the Corporation’s primary source of income. The Corporation also took action throughout the year to reduce further exposure to interest rates through a reduction in higher cost funding and non-core balances in the deposit mix and improvement in the earning asset mix. The Corporation’s continued progress in growing and improving its balance sheet earning asset mix has helped to expand its spread and margin. We intend to continue to use a portion of the proceeds of maturing investments to help fund new loan growth.

The Corporation’s net income in 2009 was $4.6 million or $0.30 per fully diluted common share, compared with net income of $5.8 million or $0.45 per fully diluted common share in 2008. A substantial portion of our earnings in 2009 and 2008 was from core operations.

Earnings for 2009 were positively impacted by net interest income and spread expansion through both balance sheet improvements and a lower cost of funds as well as net securities gains as compared to net securities losses in 2008. These improvements were more than offset by higher loan loss provisions as well as substantially higher FDIC insurance, higher other real estate owned expenses and higher pension expense. Other expense for the twelve-months ended December 31, 2009 totaled $23.1 million, an increase of $3.6 million, or 18.4 percent, from the twelve-months ended December 31, 2008 due principally to the above mentioned items.

Higher operating expenses during the twelve month period resulted primarily from increases in salaries and employee benefits, FDIC insurance and OREO expense, offset in part by a decrease in net occupancy expenses, premises and equipment and marketing expenses. The Corporation previously announced a strategic outsourcing agreement with Fiserv to provide core account processing services, which is consistent with the Corporation’s other strategic initiatives to streamline operations, reduce operating overhead and allow the Corporation to focus on core competencies of customer service and product development. This coupled with previously initiated cost reduction plans are intended to improve operating efficiencies, business and technical operations. The core processing transition was consummated during the fourth quarter of 2009. Additionally, the consolidation of the Corporation’s branch office on 392 Springfield Avenue in Summit, New Jersey during the first quarter of 2009 into its new office on 545 Morris Avenue in Summit, New Jersey resulted in improved efficiency and increased customer service.

For the twelve months ended December 31, 2009, total salaries and benefits increased by $1.4 million, or 16.6 percent to $9.9 million. The increase in expense was primarily due to a $755,000 benefit recognized in 2008 relating to the termination of two benefit plans coupled with increased pension expense in 2009 due to both lower asset valuations and the expected rate of return on the Corporation’s defined pension plan, which was frozen back in 2007.

The increased tax rate resulted in part from changes in the Corporation’s business entity structure during 2007 and into 2008 coupled with a higher proportion of taxable income versus tax-exempt income in 2009.

Total non-interest income increased as a percentage of total revenue, which is the sum of interest income and non-interest income, in 2009 largely due to $491,000 in net securities gains as compared to $1.1 million in net securities losses in 2008. For the twelve months ended December 31, 2009, total other income increased $1.3 million as compared with the twelve months ended December 31, 2008, from $2.6 million to $3.9 million. Excluding net securities gains and losses in the respective periods, the Corporation recorded total other income of $3.4 million in the twelve months ended December 31, 2009, compared to $3.8 million in the twelve months ended December 31, 2008, representing a decrease of $335,000 or 8.9 percent. This decrease was primarily attributable to a $180,000 decrease in service charges, commissions and fees as well as lower other income, resulting primarily from lower letters of credit fee income and title insurance income.

Total assets at December 31, 2009 were $1.197 billion, an increase of 17.0 percent from assets of $1.023 billion at December 31, 2008. The increase in assets reflects the growth in our loan and investment securities portfolios as well as a higher level of uninvested excess cash, which reflects inflows in core savings deposits and Certificates of Deposit Account Registry Service (CDARS) Reciprocal deposits, as customers desire for safety and liquidity became paramount in light of the financial crisis. The Corporation has made a concerted effort to reduce non-core balances and, accordingly, its uninvested cash position was reduced by an average of $35 million during the fourth quarter of 2009. Additionally, there has been a concerted effort to reduce higher costing retail deposits.

Loan growth remained strong in 2009, spurred by business development efforts. Overall, the portfolio grew year over year by approximately $70.0 million on average or an 11.2 percent increase from 2008. Strong demand for commercial real estate loans prevailed throughout the year in the Corporation’s market in New Jersey, despite the economic climate at both the state and national levels and market turmoil from the sub-prime markets. The Corporation is encouraged by the strength of loan demand and positive momentum gained this past year in growing that segment of earning assets. However, the Corporation continues to remain concerned with the credit stability of the broader markets due to the weakened economic climate.

Asset quality continues to remain high and credit culture conservative. Even so, the stability of the economy and credit markets remains uncertain and as such, has had an impact on certain credits within our portfolio. The Corporation continued to make provisions to the allowance for loan losses as efforts are made to stabilize credit quality issues. At December 31, 2009, non-performing assets totaled $8.1 million or 0.68 percent of total assets, as compared with $13.9 million, or 1.03 percent, at September 30, 2009 and $4.7 million or 0.46 percent at December 31, 2008. The increase in non-performing loans from December 31, 2008 was primarily attributable to the addition of three large commercial loans and an increase in troubled debt restructurings. In March of 2009, one commercial real estate construction project of industrial warehouses was downgraded to non-accrual status, which was a participation loan with another New Jersey bank. In December of 2009, the Corporation took steps to terminate this participation agreement, as the participation ended on December 31, 2009. The Corporation has filed for the return of the outstanding principal and has reclassified this $5.1 million outstanding loan into other assets on the Corporation’s balance sheet. Other Real Estate Owned (OREO) decreased by $3.9 million due solely to the sale of a residential condominium construction project in Union County, New Jersey during the third quarter of 2009.

At December 31, 2009, the total allowance for loan losses amounted to approximately $8.3 million, or 1.16 percent of total loans. The allowance for loan losses as a percent of total non-performing loans amounted to 102.2 percent at December 31, 2009 as compared with 51.4 percent at September 30, 2009 and 809.1 percent at December 31, 2008. This decrease in the ratio from December 31, 2008 to December 31, 2009 was due to the previously mentioned increase in non-performing loans.

Deposit growth was strong in 2009, reflective of customers’ desire for safety and liquidity and flight to quality in light of the financial crisis. At December 31, 2009, total deposits for the Corporation were $813.7 million. Non-interest-bearing core deposits, a low cost source of funding, continue to be a key funding source. At December 31, 2009, this source of funding amounted to $130.5 million or 12.0 percent of total funding sources and 16.0 percent of total deposits.

Certificates of deposit $100,000 and greater increased to 17.8 percent of total deposits at December 31, 2009 from 15.2 percent one year earlier. With the current turmoil in the financial markets, some of the Corporation’s depositors have become sensitive to obtaining full FDIC insurance for their time deposits. To accommodate its customers, the Corporation began offering Certificates of Deposit Account Registry Service (CDARS) in 2008. As a result of that offering and the temporary increase in insurance coverage by the FDIC to $250,000, the Corporation reported an increase of $44.3 million in certificates of deposit greater than $100,000 at December 31, 2009 as compared to year-end 2008.

Total stockholders’ equity increased 25.5 percent from 2008 to $102.6 million, and represented 8.57 percent of total assets at year-end. Book value per common share (total common stockholders’ equity divided by the number of shares outstanding) increased to $6.38 as compared with $6.29 a year ago, primarily as a result of the $11 million capital raise from the Corporation’s rights offering consummated in October 2009. Tangible book value per common share (which excludes goodwill and other intangibles from common stockholders’ equity) increased to $5.21 from $4.97 a year ago; see Item 6 of this Annual Report on Form 10-K for a reconciliation of tangible book value (which is a non-GAAP financial measure) to book value. Return on average stockholders’ equity for the year ended December 31, 2009 was 4.87 percent compared to 7.03 percent for 2008. This decrease was attributable to lower earnings in 2009 compared with 2008 coupled with higher average equity due primarily to both the capital raise from the rights offering and capital received under the U.S. Treasury Capital Purchase Program. The Tier I Leverage capital ratio increased to 7.80 percent of total assets at December 31, 2009, as compared with 7.71 percent at December 31, 2008.

The Corporation’s capital base includes the $11 million capital raise from the rights offering as well as the $10 million of capital received from the U.S. Treasury under the Capital Purchase Program. It also includes $5.2 million in subordinated debentures at December 31, 2009 and December 31, 2008. This issuance of $5.0 million in floating rate MMCapS(SM) Securities occurred on December 19, 2003. These securities presently are included as a component of Tier I capital for regulatory capital purposes. In accordance with FASB Interpretation No. 46, these securities are classified as subordinated debentures on the Consolidated Statements of Condition.

The Corporation’s risk-based capital ratios at December 31, 2009 were 11.51 percent for Tier I capital and 12.46 percent for total risk-based capital. Total Tier I capital increased to approximately $99.3 million at December 31, 2009 from $78.2 million at December 31, 2008. The increase in Tier I capital primarily reflects the new capital received during 2009.

The Corporation announced an increase in its common stock buyback program on September 28, 2007 and June 26, 2008, under which the Parent Corporation was authorized to purchase up to 2,039,731 shares of Center Bancorp’s outstanding common stock. As of December 31, 2009, the Corporation had repurchased 1,386,863 shares under the program at an average cost of $11.44 per share. Repurchases are now restricted pursuant to the Parent Corporation’s participation in TARP and as such, there were no repurchases during 2009. See Item 5 of this Annual Report on Form 10K.

The following sections discuss the Corporation’s Results of Operations, Asset and Liability Management, Liquidity and Capital Resources.

Results of Operations

Net income for the year ended December 31, 2009 was $4,573,000 as compared to $5,842,000 earned in 2008 and $3,856,000 earned in 2007, a decrease of 21.7 percent from 2008 to 2009. Basic and fully diluted earnings per common share was $0.30 per share in 2009 as compared with $0.45 per share in 2008 and $0.28 per share in 2007. All common share and per share information for all periods presented have been retroactively restated for common stock splits and common stock dividends distributed to common stockholders during the periods presented.

For the year ended December 31, 2009, the Corporation’s return on average stockholders’ equity (“ROE”) was 4.87 percent and its return on average assets (“ROA”) was 0.37 percent. The Corporation’s return on average tangible stockholders’ equity (“ROATE”) was 5.96 percent for 2009. The comparable ratios for the year ended December 31, 2008, were ROE of 7.03 percent, ROA of 0.58 percent, and ROATE of 8.86 percent. See the discussion and reconciliation of ROATE, which is a non-GAAP financial measure, under Item 6 of this Annual Report on Form 10-K.

Earnings for 2009 were negatively impacted by an increase in other expense, due primarily to a higher provision for loan losses coupled with increases in FDIC insurance, pension and OREO expense, offset in part by an improvement in net interest income, due primarily to a lower cost of funds, and higher other income, due to net securities gains in 2009 as compared to losses in 2008.

Net Interest Income

The following table presents the components of net interest income on a tax-equivalent basis for the past three years.

	2009			2008			2007
	Amount	Increase (Decrease) from Prior Year	Percent Change	Amount	Increase (Decrease) from Prior Year	Percent Change	Amount	Increase (Decrease) from Prior Year	Percent Change
	(Dollars in Thousands)
Interest income:
Investments	$14,226	$(179)	(1.24)	$14,405	$(4,850)	(25.19)	$19,255	$(3,215)	(14.31)
Loans, including fees	36,751	641	1.78	36,110	2,583	7.70	33,527	1,528	4.78
Federal funds sold and securities purchased under agreements to resell	0	(113)	(100.00)	113	(491)	(81.29)	604	57	10.42
Restricted investment in bank stocks	643	49	8.25	594	45	8.20	549	42	8.28
Total interest income	51,620	398	0.78	51,222	(2,713)	(5.03)	53,935	(1,588)	(2.86)
Interest expense:
Deposits	12,308	(979)	(7.37)	13,287	(7,548)	(36.23)	20,835	2,830	15.72
Borrowings	10,337	(471)	(4.36)	10,808	1,013	10.34	9,795	(1,174)	(10.70)
Total interest expense	22,645	(1,450)	(6.02)	24,095	(6,535)	(21.34)	30,630	1,656	5.72
Net interest income on a fully tax-equivalent basis	28,975	1,848	6.81	27,127	3,822	16.40	23,305	(3,244)	(12.22)
Tax-equivalent adjustment	(510)	818	(61.60)	(1,328)	478	(26.47)	(1,806)	392	(17.83)
Net interest income	$28,465	$2,666	10.33	$25,799	$4,300	20.00	$21,499	$(2,852)	(11.71)

Note: The tax-equivalent adjustment was computed based on an assumed statutory Federal income tax rate of 34 percent. Adjustments were made for interest earned on tax-advantaged instruments.

Historically, the most significant component of the Corporation’s earnings has been net interest income, which is the difference between the interest earned on the portfolio of earning assets (principally loans and investments) and the interest paid for deposits and borrowings, which support these assets. There were several factors that affected net interest income during 2009, including the volume, pricing, mix and maturity of interest-earning assets and interest-bearing liabilities and interest rate fluctuations.

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

Net interest income, on a fully tax-equivalent basis, for the year ended December 31, 2009 increased $1.9 million, or 6.8 percent, to $29.0 million, from $27.1 million for 2008. The Corporation’s net interest margin decreased 11 basis points to 2.85 percent from 2.96 percent. From 2007 to 2008, net interest income on a tax equivalent basis increased by $3.8 million and the net interest margin increased by 44 basis points. Our net interest margin has been adversely impacted by the high level of uninvested cash, which accumulated due to the strong deposit growth experienced throughout 2009.

The change in net interest income from 2008 to 2009 was attributable in part to the reduction in short-term interest rates that occurred in 2008 and have remained at historic low levels throughout 2009 coupled with a sustained steepening of the interest rate yield curve. Steps were taken during 2009 to improve the Corporation’s net interest margin by continuing to lower rates in concert with the decline in market benchmark rates. However, in light of the financial crisis, the Corporation experienced significant growth during 2009 in core savings deposits and CDARS Reciprocal deposits, as customers’ desire for safety and liquidity became paramount in light of the investment concerns. During the fourth quarter of 2009, a concerted effort was made to reduce non-core, single service deposits, and accordingly its uninvested cash position, which had an adverse impact on the Corporation’s net interest margin during 2009. However, during the twelve months ended December 31, 2009, the Corporation’s net interest spread improved by 21 basis points as a 52 basis point decrease in the average yield on interest-earning assets was more than offset by a 73 basis point decrease in the average interest rates paid on interest-bearing liabilities.

For the year ended December 31, 2009, average interest-earning assets increased by $102.4 million to $1.018 billion, as compared with the year ended December 31, 2008. The 2009 change in average interest-earning asset volume was primarily due to increased loan and investment volume, which is consistent with the balance sheet strategies of changing and improving the mix of average earning assets. Increased average loan volume in 2009 was funded primarily by deposit growth. Average interest-bearing liabilities increased by $193.9 million, due primarily to increases in core savings deposits and CDARS Reciprocal deposits.

For the year ended December 31, 2008, average interest-earning assets decreased by $8.8 million to $915.8 million, as compared with the year ended December 31, 2007. The 2008 change in average interest-earning asset volume was primarily due to decreased volumes of investment securities and lower short-term investments offset in part by increased loan volume.

The factors underlying the year-to-year changes in net interest income are reflected in the tables presented on pages 36 and 38, each of which have been presented on a tax-equivalent basis (assuming a 34 percent tax rate). The table on page 38 (Average Statements of Condition with Interest and Average Rates) shows the Corporation’s consolidated average balance of assets, liabilities and stockholders’ equity, the amount of income produced from interest-earning assets and the amount of expense incurred from interest-bearing liabilities, and net interest income as a percentage of average interest-earning assets.

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

Analysis of Variance in Net Interest Income Due to Volume and Rates

	2009/2008 Increase (Decrease) Due to Change in:			2008/2007 Increase (Decrease) Due to Change in:
	Average Volume	Average Rate	Net Change	Average Volume	Average Rate	Net Change
	(Dollars in Thousands)
Interest-earning assets:
Investment securities:
Taxable	$3,553	$(1,355)	$2,198	$(2,835)	$(364)	$(3,199)
Non-Taxable	(2,463)	86	(2,377)	(1,577)	(74)	(1,651)
Loans, net of unearned discount	3,864	(3,223)	641	4,807	(2,224)	2,583
Federal funds sold and securities purchased under agreements to resell	(56)	(57)	(113)	(294)	(197)	(491)
Restricted investment in bank stocks	25	24	49	145	(100)	45
Total interest-earning assets	4,923	(4,525)	398	246	(2,959)	(2,713)
Interest-bearing liabilities:
Money market deposits	(545)	(1,298)	(1,843)	332	(3,431)	(3,099)
Savings deposits	1,017	483	1,500	(53)	(14)	(67)
Time deposits	3,648	(3,050)	598	(410)	(2,170)	(2,580)
Other interest-bearing deposits	204	(1,438)	(1,234)	(1,039)	(763)	(1,802)
Borrowings and subordinated debentures	(463)	(8)	(471)	2,654	(1,641)	1,013
Total interest-bearing liabilities	3,861	(5,311)	(1,450)	1,484	(8,019)	(6,535)
Change in net interest income	$1,062	$786	$1,848	$(1,238)	$5,060	$3,822

Interest income on a fully tax-equivalent basis for the year ended December 31, 2009 increased by approximately $398,000 or 0.8 percent as compared with the year ended December 31, 2008. This increase was due primarily to an increase in balances of the Corporation’s loan and investment securities portfolios offset in part by a decline in rates due to the actions taken by the Federal Reserve to lower market interest rates. The Corporation’s loan portfolio increased on average $70.1 million to $692.6 million from $622.5 million in 2008, primarily driven by growth in commercial loans and commercial real estate.

The loan portfolio represented approximately 68.0 percent of the Corporation’s interest-earning assets (on average) during both 2009 and 2008. Average investment securities increased during 2009 by $36.0 million compared to 2008 as the Corporation has continued to reduce its concentration in tax-exempt securities and focused on purchases of lower risk-based mortgage backed securities. The average yield on interest-earning assets decreased from 5.59 percent in 2008 to 5.07 percent in 2009. The volume of Federal Funds sold and securities purchased under agreement to resell decreased by $4.0 million on average as compared with 2008.

The increase in the volume of loans in 2009 primarily reflected increases in commercial and commercial real estate loans. The increase in the average volume on total interest-earning assets created an increase in interest income of $4.9 million, as compared with a decline of $4.5 million attributable to rate decreases in most interest-earning assets.

Interest income (fully tax-equivalent) decreased by $2.7 million from 2007 to 2008 primarily due to a decline in yield offset in part by an increase in loan volume. The decrease in average yield on total interest-earning assets created a $3.0 million reduction to interest income as compared with a contribution of $0.2 million attributable to volume increases, principally loans.

The Federal Open Market Committee (“FOMC”) kept the Federal Funds target rate at zero to 0.25 percent throughout 2009. This action by the FOMC allowed the Corporation to reduce liability costs throughout 2009.

Interest expense for the year ended December 31, 2009 was principally impacted by rate related factors. The rate related changes reflected decreased expense on most interest-bearing deposits and borrowings in 2009 coupled with a decline in average volume of money market deposits and borrowings during 2009. For the year ended December 31, 2009, interest expense decreased $1.5 million or 6.0 percent as compared with 2008. During 2009, the Corporation continued to lower rates in concert with the decline in market benchmark rates. The result was an improvement in the Corporation’s cost of funds and net interest spread. Average interest-bearing liabilities increased $193.9 million, primarily in CDARS Reciprocal deposits, our Max Plus savings product and in borrowings.

For the year ended December 31, 2008, interest expense decreased $6.5 million or 21.3 percent as compared with 2007. Total interest-bearing liabilities increased on average $15.4 million, primarily in money market deposits and in borrowings.

The Corporation’s net interest spread on a tax-equivalent basis (i.e., the average yield on average interest-earning assets, calculated on a tax equivalent basis, minus the average rate paid on interest-bearing liabilities) increased 21 basis points to 2.79 percent in 2009 from 2.58 percent for the year ended December 31, 2008. The increase in 2009 reflected an expansion of spreads between yields earned on loans and investments and rates paid for supporting funds. During 2009, spreads improved due in part to monetary policy maintained by the FOMC keeping the Federal funds rate at zero to 0.25 percent throughout 2009 coupled with a steepening of the yield curve that occurred during 2009.

The net interest spread increased 66 basis points in 2008 as compared with 2007, primarily as a result of an expansion of spreads between yields earned on loans and investments and rates paid for supporting funds. During 2008, spreads improved due in part to the monetary policy promulgated by the FOMC decreasing the target Federal funds rate 400 basis points from 4.25 percent at December 31, 2007 to 0.25 percent at December 31, 2008 coupled with a steepening of the yield curve during 2008.

The cost of total average interest-bearing liabilities decreased to 2.28 percent, a decrease of 73 basis points, for the year ended December 31, 2009, from 3.01 percent for the year ended December 31, 2008, which followed a decrease of 90 basis points from 3.91 percent for the year ended December 31, 2007.

The contribution of non-interest-bearing sources (i.e., the differential between the average rate paid on all sources of funds and the average rate paid on interest-bearing sources) decreased to 26 basis points, a decrease of 11 basis points from 2008 to 2009. Comparing 2008 and 2007, there was a decrease of 18 basis points to 37 basis points on average from 55 basis points on average during the year ended December 31, 2007.

The following table, “Average Statements of Condition with Interest and Average Rates”, presents for the years ended December 31, 2009, 2008 and 2007, the Corporation’s average assets, liabilities and stockholders’ equity. The Corporation’s net interest income, net interest spreads and net interest income as a percentage of interest-earning assets (net interest margin) are also reflected.

AVERAGE STATEMENTS OF CONDITION WITH INTEREST AND AVERAGE RATES

	Years Ended December 31,
	2009			2008			2007
(Tax-Equivalent Basis)	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
	(Dollars in Thousands)
ASSETS
Interest-earning assets:
Investment securities:(1)
Taxable	$289,414	$12,727	4.40%	$211,185	$10,529	4.99%	$267,884	$13,728	5.12%
Non-taxable	25,677	1,499	5.84%	67,890	3,876	5.71%	95,501	5,527	5.79%
Loans, net of unearned income:(2)	692,562	36,751	5.31%	622,533	36,110	5.80%	541,297	33,527	6.19%
Federal funds sold and securities purchased under agreements to resell	—	—	—	4,047	113	2.79%	12,050	604	5.01%
Restricted investment in bank stocks	10,526	643	6.11%	10,104	594	5.88%	7,806	549	7.03%
Total interest-earning assets	1,018,179	51,620	5.07%	915,759	51,222	5.59%	924,538	53,935	5.83%
Non-interest-earning assets:
Cash and due from banks	128,156			16,063			18,586
Bank owned life insurance	24,941			22,627			21,801
Intangible assets	17,069			17,158			17,259
Other assets	42,980			37,602			34,547
Allowance for loan losses	(6,916)			(5,681)			(5,002)
Total non-interest earning assets	206,230			87,769			87,191
Total assets	$1,224,409			$1,003,528			$1,011,729
LIABILITIES & STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Money market deposits	$123,427	$1,635	1.32%	$150,373	$3,478	2.31%	$142,805	$6,577	4.61%
Savings deposits	145,536	2,050	1.41%	63,192	550	0.87%	69,289	617	0.89%
Time deposits	319,639	6,850	2.14%	178,761	6,252	3.50%	187,860	8,832	4.70%
Other interest-bearing deposits	140,890	1,773	1.26%	131,452	3,007	2.29%	173,123	4,809	2.78%
Short-term and long-term borrowings	258,607	10,146	3.92%	270,390	10,501	3.88%	205,681	9,384	4.56%
Subordinated debentures	5,155	191	3.71%	5,155	307	5.96%	5,155	411	7.97%
Total interest-bearing liabilities	993,254	22,645	2.28%	799,323	24,095	3.01%	783,913	30,630	3.91%
Non-interest-bearing liabilities:
Demand deposits	124,966			114,400			127,107
Other non-interest-bearing deposits	333			368			385
Other liabilities	12,003			6,314			5,979
Total non-interest-bearing liabilities	137,302			121,082			133,471
Stockholders’ equity	93,853			83,123			94,345
Total liabilities and stockholders’ equity	$1,224,409			$1,003,528			$1,011,729
Net interest income (tax-equivalent basis)		28,975			27,127			23,305
Net interest spread			2.79%			2.58%			1.92%
Net interest income as percent of earning assets (margin)			2.85%			2.96%			2.52%
Tax-equivalent adjustment(3)		(510)			(1,328)			(1,806)
Net interest income		$28,465			$25,799			$21,499

(1)	Average balances for available-for-sale securities are based on amortized cost.
(2)	Average balances for loans include loans on non-accrual status.
(3)	The tax-equivalent adjustment was computed based on a statutory Federal income tax rate of 34 percent.

Investment Portfolio

For the year ended December 31, 2009, the average volume of investment securities increased by $36.0 million to approximately $315.1 million or 30.9 percent of average earning assets, from $279.1 million on average, or 30.5 percent of average earning assets, in the comparable period in 2008. At December 31, 2009, the total investment portfolio amounted to $298.1 million, an increase of $55.4 million from December 31, 2008. The increase in the average volume of investment securities continues to maintain pace with the rise in the overall level of earning assets. With the strong deposit growth experienced during 2009 and large buildup of liquidity, the Corporation began to prudently expand the size of its investment portfolio in an effort to deploy excess cash into earning assets. At December 31, 2009, the principal components of the investment portfolio are U.S. Treasury and U.S. Government Agency Obligations, Federal Agency Obligations including mortgage-backed securities, Obligations of U.S. states and political subdivision, corporate bonds and notes, and other debt and equity securities.

The Corporation’s investment portfolio also consists of overnight investments that were made in the Reserve Primary Fund (the “Fund”), a money market fund registered with the Securities and Exchange Commission as an investment company under the Investment Company Act of 1940. On September 22, 2008, the Fund announced that redemptions of shares of the Fund were suspended pursuant to an SEC order so that an orderly liquidation could be effected for the protection of the Fund’s investors. Through December 31, 2009, the Corporation received five distributions from the Fund, totaling approximately 92 percent of its outstanding balance, leaving a remaining outstanding balance in the Fund of $2.943 million. On January 29, 2010, as part of the court ordered liquidation of the Fund, the Corporation received a sixth distribution or $2.446 million, bringing total distributions to date to approximately 99 percent. During the fourth quarter of 2009, the Corporation recorded a $364,000, or approximately 1 percent, other-than-temporary impairment charge to earnings relating to this court ordered liquidation of the Fund. The Corporation’s outstanding carrying balance in the Fund as of January 31, 2010 totaled $133,000.

The volume related factors during the twelve month period ended December 31, 2009 increased investment revenue by $1.1 million, while rate related changes resulted in a decrease in revenue of $1.3 million from December 31, 2008. The tax-equivalent yield on investments decreased by 65 basis points to 4.51 percent from a yield of 5.16 percent during the year ended December 31, 2008. The reductions in the investment portfolio, primarily in the tax-exempt sector, were made to reduce exposure to these particular sectors of the portfolio while continuing to provide cash flow for loan funding and forecasted liability outflows. The yield on the portfolio declined compared to 2008 due primarily to sales as well as the impact that the lower interest rate environment had on higher yielding securities that had either matured, were prepaid, or were called. Improvement in yield has been limited by reinvesting opportunities. Cash flow from the securities was subsequently used primarily to help fund loan growth.

During the first quarter of 2009, the Corporation recorded a $140,000 other-than-temporary impairment charge on its Lehman Brothers bond holding. Through June 30, 2009, other-than-temporary impairment charges taken on this bond amounted to $1,440,000. As part of the Corporation’s tax strategies, management elected to sell the Lehman bond holding during the third quarter of 2009.

The Corporation owns two pooled trust preferred securities (“Pooled TRUPS”), which consists of securities issued by financial institutions and insurance companies and the Corporation holds the mezzanine tranche of such securities. Senior tranches generally are protected from defaults by over-collateralization and cash flow default protection provided by subordinated tranches, with senior tranches having the greatest protection and mezzanine tranches subordinated to the senior tranches. One of the Pooled TRUPS has incurred its third interruption of cash flow payments to date. Management reviewed the expected cash flow analysis and credit support to determine if it was probable that all principal and interest would be repaid, and recorded a $1.1 million other-than-temporary impairment charge for the three months ended December 31, 2009 and $2.5 million for the twelve months ended December 31, 2009, which represents 78.7 percent of the par amount of $3.1 million. The new cost basis for this security has been written down to $665,000. The other Pooled TRUP incurred its first interruption of cash flow payments in the fourth quarter of 2009. Management determined that an other-than-temporary impairment exists on this security as well and recorded a $1.0 million charge during the fourth quarter of 2009, which represents 32.3 percent of the par amount of $3.0 million. The new cost basis for this security has been written down to $2.0 million.

The Corporation owns three variable rate private label collateralized mortgage obligations (CMOs), which were also evaluated for impairment. Management had applied aggressive default rates to identify if any credit impairment exists, as these bonds were downgraded to below investment grade. These bonds are currently paying with no interruption of cash flow. As such, management determined that an other-than-temporary impairment charge exists and recorded a $188,000 writedown to the bonds, which represents 3.4 percent of the par amount of $5.6 million. The new cost basis for these securities has been written down to $5.4 million.

During 2009, the Corporation recorded $113,000 of other-than-temporary impairment charges relating to one equity holding in bank stocks. Due to the deterioration in that bank’s financial condition and that near term prospects in market value recovery appear remote, management determined that the expectation to recover its cost is not temporary. As such, this equity was written down to fair market value at the time of evaluation, which was December 31, 2009.

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

At December 31, 2009, the net unrealized loss carried as a component of accumulated other comprehensive income and included in stockholders’ equity, net of tax, amounted to a net unrealized loss of $8.4 million as compared with a net unrealized loss of $6.5 million at December 31, 2008, resulting from changes in market conditions and interest rates at period-end December 31, 2009. As a result of the inactive condition of the markets amidst the financial crisis, the Corporation elected to treat certain securities under a permissible alternate valuation approach at December 31, 2009 and 2008. For additional information regarding the Corporation’s investment portfolio, see Note 4 and Note 18 of the Notes to the Consolidated Financial Statements.

The following table illustrates the maturity distribution and weighted average yield on a tax-equivalent basis for investment securities at December 31, 2009, on a contractual maturity basis.

	U.S. Treasury & Agency Securities	Federal Agency Obligations	Obligations of U.S. States & Political Subdivisions	Other Debt and Equity Securities	Total
	(Dollars in Thousands)
Due in 1 year or less
Amortized Cost	$150	$—	$979	$723	$1,852
Market Value	150	—	981	726	1,857
Weighted Average Yield	0.16%	—	2.69%	3.48%	2.79%
Due after one year through five years
Amortized Cost	$—	$—	$4,103	$3,000	$7,103
Market Value	—	—	4,132	2,100	6,232
Weighted Average Yield	—	—	3.57%	2.80%	3.24%
Due after five years through ten years
Amortized Cost	$1,939	$23,506	$4,253	$22,957	$52,655
Market Value	1,939	23,226	4,255	21,930	51,350
Weighted Average Yield	3.72%	3.13%	3.89%	4.70%	3.90%
Due after ten years
Amortized Cost	$—	$193,134	$10,353	$46,977	$250,464
Market Value	—	191,359	9,913	37,413	238,685
Weighted Average Yield	—	4.06%	4.10%	4.57%	4.16%
Total
Amortized Cost	$2,089	$216,640	$19,688	$73,657	$312,074
Market Value	2,089	214,585	19,281	62,169	298,124
Weighted Average Yield	3.46%	3.96%	3.87%	4.53%	4.08%

For information regarding the carrying value of the investment portfolio, see Note 4 and Note 18 of the Notes to the Consolidated Financial Statements.

The securities listed in the table above are either rated investment grade by Moody’s and/or Standard and Poor’s or have shadow credit ratings from a credit agency supporting investment grade and conform to the Corporation’s investment policy guidelines. There were no municipal securities of any single issuer exceeding 10 percent of stockholders’ equity at the end of 2009.

Equity securities included in other debt and equity securities do not have a contractual maturity and are included in the Due after ten years maturity in the table above.

The following table sets forth the carrying value of the Corporation’s investment securities, as of December 31 for each of the last three years.

	2009	2008	2007
	(Dollars in Thousands)
Securities Available-for-Sale:
U.S. Treasury & Agency Securities	$2,089	$100	$101
Federal Agency Obligations	214,585	82,797	108,991
Obligations of U.S. States and political subdivisions	19,281	52,094	83,337
Trust Preferred Securities	26,715	31,771	30,468
Other debt securities	29,921	59,362	83,478
Other equity securities	5,533	16,590	7,819
Total Investment Securities Available-for-Sale	$298,124	$242,714	$314,194

For other information regarding the Corporation’s investment securities portfolio, see Note 4 and Note 18 of the Notes to the Consolidated Financial Statements.

Loan Portfolio

Lending is one of the Corporation’s primary business activities. The Corporation’s loan portfolio consists of both retail and commercial loans, serving the diverse customer base in its market area. The composition of the Corporation’s loan portfolio continues to change due to the local economy. Factors such as the economic climate, interest rates, real estate values and employment all contribute to these changes. Loan growth has been generated through business development efforts via repeat customer business and new borrower requests.

At December 31, 2009, total loans amounted to $715.5 million, an increase of 5.8 percent or $39.3 million as compared to December 31, 2008. The $0.6 million or 1.8 percent increase in interest income on loans for the twelve months ended December 31, 2009 was the result of the increase in volume during 2009, offset in part by a lower interest rate environment as compared with 2008. Even though the Corporation continues to be challenged with heightened competition for lending relationships that exists within its market, strong growth has been achieved through successful lending sales efforts to build on continued customer relationships while striving to maintain asset quality and underwriting standards. The FOMC decreased the target Federal Funds rate seven times during 2008 to zero to 0.25 percent and the target rate has remained at this level throughout 2009.

Total average loan volume increased $70.1 million or 11.2 percent in 2009, while the portfolio yield decreased by 49 basis points compared with 2008. The increased total average loan volume was due primarily to increased repeat customer activity and new lending relationships. The volume related factors during the period contributed increased revenue of $3.9 million, while the rate related changes decreased revenue by $3.2 million. Total average loan volume increased to $692.6 million with a net interest yield of 5.31 percent, compared to $622.5 million with a yield of 5.80 percent for the year ended December 31, 2008. The Corporation seeks to create growth in commercial lending by offering products and competitive pricing and by capitalizing on new and existing relationships in its market area. Products are offered to meet the financial requirements of the Corporation’s clients. It is the objective of the Corporation’s credit policies to diversify the commercial loan portfolio to limit concentrations in any single industry.

The following table presents information regarding the components of the Corporation’s loan portfolio on the dates indicated.

	December 31,
	2009	2008	2007	2006	2005
	(Dollars in Thousands)
Real estate – residential mortgage	$191,199	$240,885	$266,251	$269,486	$261,028
Real estate – commercial mortgage	405,903	358,394	219,356	206,044	164,841
Commercial and industrial	117,912	75,415	65,493	74,179	79,006
Installment	439	1,509	569	705	951
Total loans	715,453	676,203	551,669	550,414	505,826
Less:
Allowance for loan losses	8,275	6,254	5,163	4,960	4,937
Net loans	$707,178	$669,949	$546,506	$545,454	$500,889

Included in the loan balances above are net deferred loan costs of $391,000, $572,000 and $579,000 at December 31, 2009, 2008 and 2007, respectively.

Over the past five years, demand for the Bank’s commercial and commercial real estate loan products has increased.

The increase in commercial loans in 2009 was a result of the expansion of the Corporation’s customer base, aggressive business development and marketing programs coupled with positive market trends for the Corporation. While certain sectors of the markets, such as consumer real estate products, lagged as market conditions changed during most of 2008, the Corporation experienced an increase in its lending sales efforts during 2009 as it continued to benefit from the Corporation’s primary core customer base.

Average commercial loans, which include commercial real estate and construction, increased to $476.1 million or by approximately $110.6 million or 30.1 percent in 2009 compared with 2008. The Corporation seeks to create growth in the commercial lending sector by offering competitive products and pricing and by capitalizing on new relationships in its market area. Over the last several years, the expansion of the Bank’s marketplace has aided in this growth. Products are offered to meet the financial requirements of the Corporation’s clients. It is an objective of the Corporation’s credit policies to diversify the commercial loan portfolio to limit concentrations in any single industry.

The Corporation’s commercial loan portfolio includes, in addition to real estate development, loans to manufacturing, automobile, professional and retail trade sectors, and to specialized borrowers, such as operators of private educational facilities, for example. A large proportion of the Corporation’s commercial loans have interest rates which reprice with changes in short-term market interest rates or mature in one year or less.

Average commercial real estate loans, which amounted to $269.3 million in 2009, increased $58.0 million or 27.5 percent as compared with average commercial real estate loans of $211.3 million in 2008 (which reflected a 54.5 percent increase over 2007). The Corporation’s long-term mortgage portfolio includes both residential and commercial financing. Growth during the past two years largely reflected brisk activity in new lending activity and mortgage financing. The interest rates on a portion of the Corporation’s commercial mortgages adjust to changes in indices such as the 5 and 10-year Treasury Notes, and the Federal Home Loan Bank of New York 5 and 10-year advance rate. Interest rate changes usually occur at each five-year anniversary of the loan.

The average volume of residential mortgage loans, including home equity loans, in 2009 declined $39.8 million or 15.6 percent as compared to 2008. During 2009, residential loan growth was affected by the slowdown in the housing market, brisk refinancing activity into fixed rate loans due principally to the current historic low rate environment and competition among lenders. Fixed rate residential and home equity loans have recently become a popular choice among homeowners, either through refinancing or new loans, as consumers wish to lock in historically low fixed rates.

Average construction loans and other temporary mortgage financing increased from 2008 to 2009 by $1.4 million to $49.4 million. The average volume of such loans decreased by $6.3 million from 2007 to 2008. The change in construction and other temporary mortgage lending in 2009 was generated by a slowdown in market activity of the Corporation’s customers, several of whom engage in residential and commercial development throughout New Jersey. Interest rates on such mortgages are generally tied to key short-term market interest rates. Funds are typically advanced to the builder or developer during various stages of construction and upon completion of the project. It is contemplated that the loans will be repaid by cash flows derived from sales within the project or, where appropriate, conversion to permanent financing.

Loans to individuals include personal loans, student loans, and home improvement loans, as well as financing for automobiles and other vehicles. Such loans averaged $773,000 in 2009, compared with $973,000 in 2008 and $881,000 million in 2007. The decrease in loans to individuals during 2009 was due in part to decreases in volumes of new personal loans (single-pay).

Home equity loans, inclusive of home equity lines, as well as traditional secondary mortgage loans, have become popular with consumers due to their tax advantages over other forms of consumer borrowing. Home equity loans and secondary mortgages averaged $82.2 million in 2009, a decrease of $27.4 million or 25.0 percent compared to an average of $109.6 million in 2008 and $111.4 million in 2007. Interest rates on floating rate home equity lines are generally tied to the prime rate while most other loans to individuals, including fixed rate home equity loans, are medium-term (ranging between one-to-ten years) and carry fixed interest rates. The decrease in home equity loans outstanding during 2009 was due in part to the recent slowdown in the housing market and lower consumer spending. Additionally, floating rate home equity lines and close-end fixed rate home equity loans became less attractive during 2009 as consumers took advantage of historically low interest rates or opted to take advantage of converting these loan balances into fixed rate loan products.

At December 31, 2009, the Corporation had total loan commitments outstanding of $167.5 million, of which approximately 63.7 percent were for commercial loans, commercial real estate loans and construction loans.

The maturities of loans at December 31, 2009 are listed below.

	At December 31, 2009, Maturing
	In One Year or Less	After One Year through Five Years	After Five Years	Total
	(Dollars in Thousands)
Construction loans	$25,918	$14,028	$7,000	$46,946
Commercial real estate loans	47,241	168,302	143,414	358,957
Commercial loans	59,927	48,644	9,341	117,912
All other loans	42,013	24,488	125,137	191,638
Total	$175,099	$255,462	$284,892	$715,453
Loans with:
Fixed rates	$47,258	$98,739	$258,834	$404,831
Variable rates	127,841	156,723	26,058	310,622
Total	$175,099	$255,462	$284,892	$715,453

For additional information regarding loans, see Note 5 of the Notes to the Consolidated Financial Statements.

Allowance for Loan Losses and Related Provision

The purpose of the allowance for loan losses (“allowance”) is to absorb the impact of probable losses inherent in the loan portfolio. Additions to the allowance are made through provisions charged against current operations and through recoveries made on loans previously charged-off. The allowance for loan losses is maintained at an amount considered adequate by management to provide for potential credit losses based upon a periodic evaluation of the risk characteristics of the loan portfolio. In establishing an appropriate allowance, an assessment of the individual borrowers, a determination of the value of the underlying collateral, a review of historical loss experience and an analysis of the levels and trends of loan categories, delinquencies and problem loans are considered. Such factors as the level and trend of interest rates, current economic conditions and peer group statistics are also reviewed. At year-end 2009, the level of the allowance was $8,275,000 as compared to a level of $6,254,000 at December 31, 2008. The Corporation made loan loss provisions of $3,261,000 in 2009 compared with $1,561,000 in 2008 and $350,000 in 2007. The level of the allowance during the respective annual periods of 2009 and 2008 reflects the change in average volume, credit quality within the loan portfolio, the level of charge-offs, loan volume recorded during the periods and the Corporation’s focus on the changing composition of the commercial and residential real estate loan portfolios.

At December 31, 2009, the allowance for loan losses amounted to 1.16 percent of total loans. In management’s view, the level of the allowance at December 31, 2009 is adequate to cover losses inherent in the loan portfolio. Management’s judgment regarding the adequacy of the allowance constitutes a “Forward Looking Statement” under the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from management’s analysis, based principally upon the factors considered by management in establishing the allowance.

Although management uses the best information available, the level of the allowance for loan losses remains an estimate, which is subject to significant judgment and short-term change. Various regulatory agencies, as an integral part of their examination process, periodically review the Corporation’s allowance for loan losses. Such agencies may require the Corporation to increase the allowance based on their analysis of information available to them at the time of their examination. Furthermore, the majority of the Corporation’s loans are secured by real estate in the State of New Jersey. Future adjustments to the allowance may be necessary due to economic factors impacting New Jersey real estate and further deterioration of the economic climate as well as operating, regulatory and other conditions beyond the Corporation’s control. The allowance for loan losses as a percentage of total loans amounted to 1.16 percent, 0.92 percent and 0.94 percent at December 31, 2009, 2008 and 2007, respectively.

Net charge-offs were $1,240,000 in 2009, $470,000 in 2008 and $147,000 in 2007. During 2009, the Corporation experienced an increase in charge-offs compared to 2008, principally related to charge-offs taken on four commercial and commercial real estate credits during the fourth quarter of 2009 totaling $1.1 million, coupled with a $900,000 charge-off in connection with a $5.1 million commercial real estate construction project of industrial warehouses, which was placed in non-accrual status during the first quarter of 2009. As previously disclosed, during the fourth quarter of 2009, the Corporation took steps to terminate a participation agreement with another New Jersey bank, as the participation ended on December 31, 2009. The other bank objected to the Corporation’s interpretation of the agreement and subsequent actions. Accordingly, the Corporation filed suit for the return of the outstanding principal and reclassified the outstanding loan into other assets on its balance sheet. As such, a $900,000 recovery was recorded during the fourth quarter of 2009 associated with this termination of the participation agreement.

Five-Year Statistical Allowance for Loan Losses

The following table reflects the relationship of loan volume, the provision and allowance for loan losses and net charge-offs (recoveries) for the past five years.

	Years Ended December 31,
	2009	2008	2007	2006	2005
	(Dollars in Thousands)
Average loans outstanding	$692,562	$622,533	$541,297	$522,352	$454,372
Total loans at end of period	$715,453	$676,203	$551,669	$550,414	$505,826
Analysis of the Allowance for Loan Losses
Balance at the beginning of year	$6,254	$5,163	$4,960	$4,937	$3,781
Charge-offs:
Commercial	2,122	50	45	—	49
Residential	4	414	80	—	—
Installment loans	26	35	31	79	33
Total charge-offs	2,152	499	156	79	82
Recoveries:
Commercial	902	10	2	19	—
Residential	4	—	—	—	—
Installment loans	6	19	7	26	28
Total recoveries	912	29	9	45	28
Net charge-offs (recoveries)	1,240	470	147	34	54
Addition of Red Oak Bank’s allowance	—	—	—	—	1,210
Provision for loan losses	3,261	1,561	350	57	—
Balance at end of year	$8,275	$6,254	$5,163	$4,960	$4,937
Ratio of net charge-offs during the year to average loans outstanding during the year	0.18%	0.08%	0.03%	0.01%	0.01%
Allowance for loan losses as a percentage of total loans at end of year	1.16%	0.92%	0.94%	0.90%	0.98%

Implicit in the lending function is the fact that loan losses will be experienced and that the risk of loss will vary with the type of loan being made, the creditworthiness of the borrower and prevailing economic conditions. The allowance for loan losses has been allocated in the table below according to the estimated amount deemed to be reasonably necessary to provide for the possibility of losses being incurred within the following categories of loans at December 31, for each of the past five years.

The table below shows, for three types of loans, the amounts of the allowance allocable to such loans and the percentage of such loans to total loans.

	Commercial		Real Estate Residential Mortgage		Installment		Unallocated
	Amount of Allowance	Loans to Total Loans %	Amount of Allowance	Loans to Total Loans %	Amount of Allowance	Loans to Total Loans %	Amount of Allowance	Total
	(Dollars in Thousands)
2009	$6,532	73.2	$1,312	26.6	$56	0.2	$375	$8,275
2008	5,473	64.2	651	35.6	60	0.2	70	6,254
2007	4,167	51.6	727	48.3	49	0.1	220	5,163
2006	3,972	50.9	707	49.0	45	0.1	236	4,960
2005	3,453	48.2	594	51.6	55	0.2	835	4,937

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

Non-Performing and Past Due Loans and OREO

Non-performing loans include non-accrual loans, accruing loans which are contractually past due 90 days or more and troubled debt restructurings. Non-accrual loans represent loans on which interest accruals have been suspended. It is the Corporation’s general policy to consider the charge-off of loans when they become contractually past due ninety days or more as to interest or principal payments or when other internal or external factors indicate that collection of principal or interest is doubtful. Troubled debt restructurings represent loans on which a concession was granted to a borrower, such as a reduction in interest rate which is lower than the current market rate for new debt with similar risks.

The following table sets forth, as of the dates indicated, the amount of the Corporation’s non-accrual loans, accruing loans past due 90 days or more, troubled debt restructurings and other real estate owned (“OREO”).

	At December 31,
	2009	2008	2007	2006	2005
	(Dollars in Thousands)
Non-accrual loans	$7,092	$541	$3,907	$475	$387
Accruing loans past due 90 days or more	39	139	—	225	179
Troubled debt restructuring	966	93	—	—	—
Total non-performing loans	8,097	773	3,907	700	566
OREO	—	3,949	501	—	—
Total non-performing assets	$8,097	$4,722	$4,408	$700	$566

The increase in non-accrual loans of $6.6 million in 2009 from 2008 was primarily attributable to the addition of three large commercial credits. In March of 2009, one commercial real estate construction project of industrial warehouses was downgraded to non-accrual status. The loan was a participation loan with another New Jersey bank. In December of 2009, the Corporation took steps to terminate this participation agreement, as the participation ended on December 31, 2009. The Corporation filed suit for the return of the outstanding principal and has reclassified this $5.1 million outstanding loan into other assets on the Corporation’s balance sheet. The $966,000 carried as a troubled debt restructuring represents the total modified amount required to be paid by two different one-to-four family residential developers and four one-to-four family residential mortgage homeowners. The repayment terms are restructured to meet each borrower’s financial circumstances. These loans are secured by real estate located in New Jersey.

The components of accruing loans which are contractually past due 90 days or more as to principal or interest payments are as follows:

	December 31,
	2009	2008	2007	2006	2005
	(Dollars in Thousands)
Commercial	$—	$—	$—	$225	$179
Residential	39	139	—	—	—
Installment	—	—	—	—	—
Total accruing loans 90 days or more past due	$39	$139	$—	$225	$179

Other known “potential problem loans” (as defined by SEC regulations) as of December 31, 2009 have been identified and internally risk rated as assets especially mentioned or substandard. Such loans amounted to $20,048,000, $9,401,000 and $5,776,000 at December 31, 2009, 2008 and 2007, respectively. The increase at December 31, 2009 reflects continued deterioration in the quality of certain loans. The risk rating of assets is a dynamic environment wherein through on-going examination certain assets may be downgraded or upgraded as circumstances warrant. The Corporation’s construction portfolio experienced a decline in potential problem loans from December 31, 2008 to December 31, 2009 as the addition of one new relationship of $3.6 million was offset by the removal of another relationship amounting to $4.7 million. The Corporation’s commercial portfolio experienced an increase in potential problem loans with the addition of six lending relationships while shedding two for a net increase of $12.7 million in this segment. This increase was mitigated somewhat by principal payments made on many of these accounts. All such loans are currently performing. The Corporation has no foreign loans.

During the first quarter of 2010, the Corporation reevaluated several loans which resulted in the downgrade of two lending relationships totaling $4.8 million into risk rating categories associated with “potential problem loans” that had not previously been characterized as such by the Corporation. Further, $725,000 was placed on non-accrual status.

At December 31, 2009, other than the loans set forth above, the Corporation is not aware of any loans which present serious doubts as to the ability of its borrowers to comply with present loan repayment terms and which are expected to fall into one of the categories set forth in the tables or description above.

At December 31, 2009, the Corporation had no OREO, as compared with approximately $3.9 million at December 31, 2008 and approximately $501,000 at December 31, 2007. The decrease in the OREO balance from December 31, 2008 represented a writedown of the carrying value and the subsequent sale of a residential condominium project during the third quarter of 2009.

In general, it is the policy of management to consider the charge-off of loans at the point that they become past due in excess of 90 days, with the exception of loans that are secured by cash, marketable securities or real estate loans, which are well secured and in the process of collection.

With respect to concentrations of credit within the Corporation’s loan portfolio at December 31, 2009, $22.6 million of the commercial loan portfolio or 5.2 percent of $430.3 million, represented outstanding working capital loans to various real estate developers. All but $8.0 million of these loans are secured by mortgages on land and on buildings under construction.

For additional information regarding risk elements in the Corporation’s loan portfolio, see Note 5 of the Notes to Consolidated Financial Statements.

Other Income

The following table presents the principal categories of non-interest income for each of the years in the three-year period ended December 31, 2009.

	Years Ended December 31,
	2009	2008	% Change	2008	2007	% Change
	(Dollars in Thousands)
Service charges, commissions and fees	$1,835	$2,015	(8.93)	$2,015	$1,824	10.47
Annuity & insurance commissions	126	112	12.50	112	298	(62.42)
Bank-owned life insurance	1,156	1,203	(3.91)	1,203	893	34.71
Net securities gains (losses)	491	(1,106)	144.39	(1,106)	900	(222.89)
Other	298	420	(29.05)	420	457	(8.10)
Total other income	$3,906	$2,644	47.73	$2,644	$4,372	(39.52)

For the year ended December 31, 2009, total other income increased $1.3 million compared to 2008, primarily as a result of net securities gains compared to net securities losses in 2008. Excluding net securities gains and losses in the respective periods, the Corporation recorded other income of $3.4 million in the year ended December 31, 2009, compared to $3.8 million in 2008, a decrease of 8.9 percent. This decrease was primarily attributable to a $180,000 decrease in service charges, commissions and fees as well as lower other income, resulting primarily from lower letters of credit fee income and title insurance income. Additionally, in 2009 and 2008, the Corporation recognized $136,000 and $230,000, respectively, in tax-free proceeds in excess of contract value on the Corporation’s bank-owned life insurance due to the death of insured participants.

During 2009, the Corporation recorded net securities gains of $491,000 compared to net securities losses of $1.1 million in 2008 and net gains of $900,000 recorded in 2007. In 2009, total other-than-temporary impairment charges of $4.2 million were more than offset by net gains on securities sold of $4.7 million. These impairment charges consisted of $3.4 million relating to two pooled trust preferred securities, $364,000 relating to the Corporation’s investment in the Reserve Primary Fund, $188,000 relating to three variable rate private label CMOs, a $140,000 charge relating to the Corporation’s Lehman Brothers bond and a $113,000 writedown relating to one equity holding in bank stocks. In 2008, total other-than-temporary impairment charges of $1.8 million were partially offset by net gains on securities sold of $655,000. During 2008, the Corporation recorded a $1.3 million other-than-temporary impairment charge related to its Lehman Brothers corporate bond and $461,000 of writedowns related to three equity holdings in bank stocks. In 2009, the sales of securities were made in the normal course of business and proceeds were primarily reinvested into the loan and investment portfolios. In 2008 and 2007, the sales of securities were made in the normal course of business and proceeds were primarily reinvested into the loan portfolio.

Other Expense

Total other expense includes salaries and employee benefits, net occupancy expense, premises and equipment expense, professional and consulting expense, stationery and printing expense, marketing and advertising expense, computer expense and other operating expense. Other operating expense includes such expenses as telephone, insurance, audit, bank correspondent fees and the amortization of core deposit intangibles.

The following table presents the principal categories of other expense for each of the years in the three-year period ended December 31, 2009.

	Year Ended December 31,
	2009	2008	% Change	2008	2007	% Change
	(Dollars in Thousands)
Salaries and employee benefits	$9,915	$8,505	16.58	$8,505	$11,436	(25.63)
Occupancy, net	2,536	3,279	(22.66)	3,279	2,843	15.34
Premises and equipment	1,263	1,436	(12.05)	1,436	1,777	(19.19)
FDIC Insurance	2,055	217	847.00	217	86	152.33
Professional and consulting	811	703	15.36	703	2,139	(67.13)
Stationery and printing	339	397	(14.61)	397	465	(14.62)
Marketing and advertising	366	637	(42.54)	637	603	5.64
Computer expense	964	834	15.59	834	614	35.83
OREO Expense, net	1,438	31	4538.71	31	110	(71.82)
Other	3,370	3,434	(1.86)	3,434	4,525	(24.11)
Total other expense	$23,057	$19,473	18.40	$19,473	$24,598	(20.84)

Total other expense increased $3.6 million, or 18.4 percent, in 2009 from 2008 as compared with a decrease of $5.1 million, or 20.8 percent, from 2007 to 2008. The level of operating expenses during 2009 increased in three major expense categories, with the largest increases occurring in FDIC insurance, up $1.8 million, OREO expenses, up $1.4 million and salaries and employee benefits, up $1.4 million. Total other expense decreased in 2008 from 2007 across several expense categories, with the largest decrease occurring in salaries and benefit expense.

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

Prudent management of operating expenses has and will continue to be a key objective of management in an effort to improve earnings performance. The Corporation’s ratio of other expenses to average assets decreased to 1.88 percent in 2009 compared to 1.94 percent in 2008 and 2.43 percent in 2007.

Salaries and employee benefits increased $1.4 million or 16.6 percent in 2009 compared to 2008 and decreased $2.9 million or 25.6 percent from 2007 to 2008. The increase in 2009 was primarily attributable to a $755,000 benefit recognized in 2008 relating to the termination of two benefit plans. During the third quarter of 2008, the Corporation recognized a $272,000 benefit relating to the lump-sum payment and termination of the directors retirement plan. During the fourth quarter of 2008, the Corporation recognized a $483,000 benefit relating to a lump-sum payment and termination of a benefit equalization plan. These benefits represented the difference between the actuarial present value of the lump-sum payment and the accrued liability previously recorded on the Corporation’s statement of condition. Additionally, pension plan expense increased $514,000 in 2009 from 2008 due to both lower asset valuations and a lower expected rate of return on the Corporation’s defined pension plan, which was frozen back in 2007. On August 9, 2007, the Corporation announced that as part of its ongoing effort to reduce operating expense, it had frozen its defined benefit pension plan and that it redesigned its 401(k) savings plan, effective September 30, 2007. The changes were consistent with cost reduction strategies and a shift in the focus of future savings of retirement benefits toward the more predictable cost structure of a 401(k) plan and away from the legacy costs of a defined benefit pension plan. The changes included stopping the accrual of future benefits in the Corporation’s defined benefit pension plan, and fully preserving all retirement benefits that employees have earned as of September 30, 2007; and redesigning the Corporation’s 401(k) plan by granting current pension plan participants an annual company-funded matching contribution of as much as 6 percent of their pay, which is an increase from the existing 3 percent match. As a result, the Corporation recorded a one-time pre-tax benefit related to these pension plan changes of approximately $1.2 million in the third quarter of 2007, reflecting the curtailment of the defined benefit plan. For the twelve months ended December 31, 2007, the plan changes resulted in retirement-related expense savings of $1.2 million.

Salaries and employee benefits accounted for 43.0 percent of total non-interest expense in 2009, as compared to 43.7 percent and 46.5 percent in 2008 and 2007, respectively.

In 2009, the Corporation announced a strategic outsourcing agreement with Fiserv to provide core account processing services, which is consistent with the Corporation’s other strategic initiatives to streamline operations, reduce operating overhead and allow the Corporation to focus on core competencies of customer service and product development. The core processing transition was consummated during the fourth quarter of 2009. In 2008, the Corporation announced a series of strategic outsourcing agreements to aid in the realization of its goal to reduce operating overhead and shrink the infrastructure of the Corporation. The cost reduction plans resulted in the reduction of workforce by 12 staff positions, which in turn resulted in a one-time pre-tax charge of $145,000 in the second quarter of 2008 for severance and termination benefits. In March 2007, the Corporation reduced its overall staffing level by approximately 10 percent through attrition, layoffs and voluntary resignations, and took a one-time, pre-tax charge of approximately $140,000 in the first quarter of 2007 and $1.6 million in the third quarter of 2007 related to termination benefits.

Occupancy and premises and equipment expense for the year ended December 31, 2009 decreased $916,000, or 19.4 percent, from 2008. The decrease in occupancy and premises and equipment expense in 2009 was due primarily to lower operating costs (utilities, rent, real estate taxes, general repair and maintenance) of the Corporation’s facilities, due in part to branch closures and consolidations coupled with a $200,000 charge taken during the fourth quarter of 2008 relating to the termination of the Corporation’s lease obligation to build a branch in Cranford, New Jersey. The increase in such expenses of $95,000, or 2.1 percent, in 2008 over 2007 was primarily attributable to the $200,000 lease termination charge.

In May 2009, the FDIC adopted a final special assessment rule that assessed the banking industry 5 basis points on total assets less Tier I capital. The Corporation was required to accrue the charge during the second quarter of 2009, which amounted to approximately $630,000, even though the FDIC collected the fee at the end of the third quarter when the regular quarterly assessments for the second were collected. Additionally, in December 2008, the FDIC adopted a final rule increasing the risk-based assessment rates beginning in the first quarter of 2009. As a result of these changes coupled with the one-time assessment credits recognized in 2008, FDIC insurance expense increased $1.8 million for 2009 compared to 2008.

Professional and consulting expense for 2009 increased $108,000 due to higher legal costs in 2009, principally related to the rights offering capital raise and the TARP Capital Purchase Program. Expenses decreased in 2008 from 2007 primarily due to $960,000 of professional and consulting expenses in 2007 associated with the termination of the Beacon Trust acquisition coupled with the 2007 annual meeting and proxy contest.

Stationery and printing expenses for 2009 decreased $58,000, or 14.6 percent, compared to 2008, due primarily to better cost containment measures relating to stationery and printing materials. The decrease in such expenses of $68,000 or 14.6 percent in 2008 from 2007 reflected improved cost containment in the purchasing of supplies.

Marketing and advertising expenses for the year ended December 31, 2009 decreased $271,000, or 42.5 percent, from the comparable twelve-month period in 2008. The decrease in 2009 compared with 2008 was primarily due to reduced spending in media and advertising. These expenses increased $34,000 or 5.6 percent in 2008 compared with 2007.

Computer expense increased $130,000 during 2009 compared to 2008 and increased $220,000 in 2008 compared to 2007, due primarily to fees paid to the Corporation’s outsourced information technology service provider. This previously announced strategic outsourcing agreement has significantly improved operating efficiencies and reduced overhead, primarily in salaries and benefits.

OREO expense for 2009 increased by $1.4 million over 2008 due primarily to the recognition of a $926,000 writedown coupled with the continued build out costs relating to the residential real estate condominium project in Union County, New Jersey. The Corporation sold the project during the third quarter of 2009.

Other expense decreased in 2009 by approximately $64,000 or 1.9 percent compared to 2008. Other expense decreased in 2008 by $1.1 million, or 24.1 percent, compared to 2007. This decrease in 2008 was primarily due to the charge-off of the Beacon Trust transaction in 2007. Amortization of core deposit intangibles accounted for $82,000 and $95,000 of other expense for the years 2009 and 2008, respectively.

Provision for Income Taxes

The Corporation recorded income tax expense of $1.5 million in 2009 compared to $1.6 million in 2008 and a tax benefit of $2.9 million in 2007. The recorded tax benefits in 2007 resulted largely from a change in the Corporation’s business entity structure, which led to the recognition of a $1.3 million tax benefit in 2007 and a $1.4 million tax benefit in 2006. These tax benefits were attributable to a plan of liquidation adopted by the Corporation for its REIT subsidiary, which was completed on November 30, 2007. As a result of the further liquidation of certain other subsidiaries relating to the business entity restructuring, the Corporation began to provide for income tax expense in 2008. The effective tax rates for the Corporation for the years ended December 31, 2009, 2008 and 2007 were 24.5 percent, 21.1 percent and (317.8) percent, respectively. The Corporation adjusts its expected annual tax rate on a quarterly basis based on the current projections of non-deductible expenses, tax-exempt interest income, increase in the cash surrender value of bank owned life insurance and pre-tax net earnings.

Tax-exempt interest income on a fully tax equivalent basis decreased by $2.4 million, or 61.3 percent, from 2008 to 2009, and decreased by $1.7 million, or 29.9 percent, from 2007 to 2008. The Corporation recorded income related to the cash surrender value of bank-owned life insurance as a component of other income in the amount of $1,156,000, $1,203,000 and $893,000 for 2009, 2008 and 2007, respectively.

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

On June 29, 2009, the FASB issued FASB ASC 105-10-65 (previously SFAS No. 168, “Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162” (“Codification”)). This Codification is the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. The Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009, for most entities. On the effective date, all non-SEC accounting and reporting standards will be superseded. The Corporation adopted the Codification for the quarterly period ended September 30, 2009, as required, and there was not a material impact on the Corporation’s financial statements taken as a whole. In order to ease the transition to the Codification, the Corporation has provided the Codification cross-reference along side the references to the standards issued and adopted prior to the adoption of the Codification.

In April 2009, the FASB issued three amendments to the fair value measurement, disclosure and other-than-temporary impairment standards:

•	FASB ASC 820-10-65 (previously SFAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions that are Not Orderly”).
•	FASB ASC 320-10-65 (previously SFAS 115-2 and SFAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”).
•	FASB ASC 825-10-65 (previously SFAS 107 and APB 28-1, “Interim Disclosure about Fair Value of Financial Instruments”).

FASB ASC 820-10-05 (previously SFAS No. 157, “Fair Value Measurements”) defines fair value as the price that would be received to sell the asset or transfer the liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. FASB ASC 820-10-05 provides additional guidance on identifying circumstances when a transaction may not be considered orderly.

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

FASB ASC 320-10-65 amends other-than-temporary impairment guidance for debt securities and expands disclosure requirements for other-than-temporarily impaired debt and equity securities. FASB ASC 320-10-65 requires companies to record other-than-temporary impairment charges, through earnings, if they have the intent to sell, or will more likely than not be required to sell, an impaired debt security before a recovery of its amortized cost basis. In addition, FASB ASC 320-10-65 requires companies to record other-than-temporary impairment charges through earnings for the amount of credit losses, regardless of the intent or requirement to sell. Credit loss is measured as the difference between the present value of an impaired debt security’s cash flows and its amortized cost basis. Non-credit related write-downs to fair value must be recorded as decreases to accumulated other comprehensive income as long as a company has no intent or requirement to sell an impaired security before a recovery of amortized cost basis. Finally, FASB ASC 320-10-65 requires companies to record all previously recorded non-credit related other-than-temporary impairment charges for debt securities as cumulative effect adjustments to retained earnings as of the beginning of the period of adoption.

FASB ASC 825-10-65 (previously SFAS 107-1 and APB 28-1) requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FASB ASC 825-10-65 also requires those disclosures in summarized financial information at interim reporting periods.

All three FASB ASC’s discussed herein include substantial additional disclosure requirements. The effective date for these new ASC’s is the same: interim and annual reporting periods ended after June 15, 2009. The Corporation adopted these ASC’s at June 30, 2009 and there was not a material impact on its consolidated financial statements.

On May 28, 2009, the FASB issued FASB ASC 855-10-05 (previously SFAS No. 165, “Subsequent Events”). Under FASB ASC 855-10-05, companies are required to evaluate events and transactions that occur after the balance sheet date but before the date the financial statements are issued, or available to be issued in the case of non-public entities. FASB ASC 855-10-05 requires entities to recognize in the financial statements the effect of all events or transactions that provide additional evidence of conditions that existed at the balance sheet date, including the estimates inherent in the financial preparation process. Entities shall not recognize the impact of events or transactions that provide evidence about conditions that did not exist at the balance sheet date but arose after that date. FASB ASC 855-10-05 also requires entities to disclose the date through which subsequent events have been evaluated. FASB ASC 855-10-05 was effective for interim and annual reporting periods ending after June 15, 2009. The Corporation adopted the provisions of FASB ASC 855-10-05 for the quarter ended June 30, 2009. The adoption of this accounting standard had no material impact on the Corporation’s consolidated financial statements.

On June 12, 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets” (“FAS 166”), and SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“FAS 167”), which change the way entities account for securitizations and special-purpose entities.

FAS 166 is a revision to FASB ASC 860-10-05 (previously SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”) and will require more information about transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. FAS 166 also eliminates the concept of a “qualifying special-purpose entity”, changes the requirements for derecognizing financial assets and requires additional disclosures.

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

Both FAS 166 and FAS 167 will be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. The recognition and measurement provisions of FAS 166 shall be applied to transfers that occur on or after the effective date. The Corporation adopted both FAS 166 and FAS 167 on January 1, 2010, as required. The Corporation is currently assessing the impact this adoption may have on the Corporation’s consolidated financial statements.

In November 2008, the SEC released a proposed roadmap regarding the potential use by U.S. issuers of financial statements prepared in accordance with International Financial Reporting Standards (“IFRS”). IFRS is a comprehensive series of accounting standards published by the International Accounting Standards Board. Under the proposed roadmap, the Company may be required to prepare financial statements in accordance with IFRS as early as 2014. The SEC will make a determination in 2011 regarding the mandatory adoption of IFRS. The Company is currently assessing the impact that this potential change would have on its consolidated financial statements, and it will continue to monitor the development of the potential implementation of IFRS.

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

Short-term interest rate exposure analysis is supplemented with an interest sensitivity gap model. The Corporation utilizes interest sensitivity analysis to measure the responsiveness of net interest income to changes in interest rate levels. Interest rate risk arises when an earning asset matures or when its interest rate changes in a time period different than that of a supporting interest-bearing liability, or when an interest-bearing liability matures or when its interest rate changes in a time period different than that of an earning asset that it supports. While the Corporation matches only a small portion of specific assets and liabilities, total earning assets and interest-bearing liabilities are grouped to determine the overall interest rate risk within a number of specific time frames. The difference between interest sensitive assets and interest sensitive liabilities is referred to as the interest sensitivity gap. At any given point in time, the Corporation may be in an asset-sensitive position, whereby its interest-sensitive assets exceed its interest-sensitive liabilities, or in a liability-sensitive position, whereby its interest-sensitive liabilities exceed its interest-sensitive assets, depending in part on management’s judgment as to projected interest rate trends.

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

At December 31, 2009, the Corporation reflected a positive interest sensitivity gap (or an interest sensitivity ratio of 1:09:1.00) at the cumulative one-year position. Based on management’s perception that interest rates will continue to be volatile, projected increased levels of prepayments on the earning asset portfolio and the current level of interest rates, emphasis has been, and is expected to continue to be, placed on interest-sensitivity matching with the objective of continuing to stabilize the net interest spread and margin during 2010. However, no assurance can be given that this objective will be met.

The following table depicts the Corporation’s interest rate sensitivity position at December 31, 2009:

	Expected Maturity/Principal Repayment December 31,
	Average Interest Rate	Year End 2010	Year End 2011	Year End 2012	Year End 2013	Year End 2014	2015 and Thereafter	Total Balance	Estimated Fair Value
	(Dollars in Thousands)
Interest-Earning Assets:
Loans, net	5.33%	$340,977	$90,254	$74,772	$90,302	$54,959	$55,914	$707,178	$713,474
Investments	4.10%	54,407	40,772	37,460	20,014	14,566	130,905	298,124	298,124
Total interest-earning assets		$395,384	$131,026	$112,232	$110,316	$69,525	$186,819	$1,005,302	$1,011,598
Interest-Bearing Liabilities:
Time certificates of deposit of $100 or greater	1.38%	$141,827	$2,119	$753	$103	$—	$—	$144,802	$145,219
Time certificates of deposit of less than $100	1.75%	69,688	6,836	3,391	258	—	—	80,173	80,543
Other interest-bearing deposits	0.84%	60,770	60,770	68,842	59,256	100,302	108,272	458,212	458,212
Subordinated debentures	3.23%	5,155	—	—	—	—	—	5,155	5,155
Securities sold under agreements to repurchase and Fed Funds Purchased	3.35%	46,109	12,000	—	—	—	41,000	99,109	101,555
Term borrowings	4.09%	40,144	10,000	—	5,000	—	115,000	170,144	177,664
Total interest-bearing liabilities		$363,693	$91,725	$72,986	$64,617	$100,302	$264,272	$957,595	$968,348
Cumulative interest-earning assets		$395,384	$526,410	$638,642	$748,958	$818,483	$1,005,302	$1,005,302
Cumulative interest-bearing liabilities		363,693	455,418	528,404	593,021	693,323	957,595	957,595
Rate sensitivity gap		31,691	39,301	39,246	45,699	(30,777)	(77,453)	47,707
Cumulative rate sensitivity gap		31,691	70,992	110,238	155,937	125,160	47,707	47,707
Cumulative gap ratio		1.09%	1.16%	1.21%	1.26%	1.18%	1.05%	1.05%

Estimates of Fair Value

The estimation of fair value is significant to a number of the Corporation’s assets, including loans held for sale, and available-for-sale investment securities. These are all recorded at either fair value or the lower of cost or fair value. Fair values are volatile and may be influenced by a number of factors. Circumstances that could cause estimates of the fair value of certain assets and liabilities to change include a change in prepayment speeds, expected cash flows, credit quality, discount rates, or market interest rates. Fair values for most available for sale investment securities are based on quoted market prices. If quoted market prices are not available, fair values are based on judgments regarding future expected loss experience, current economic condition risk characteristics of various financial instruments, and other factors. See Note 18 of the Notes to Consolidated Financial Statements for additional discussion.

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

Liquidity is measured and monitored for the Corporation’s bank subsidiary, Union Center National Bank (the “Bank”). The Corporation reviews its net short-term mismatch. This measures the ability of the Corporation to meet obligations should access to Bank dividends be constrained. At December 31, 2009, the Parent Corporation had $3.2 million in cash and short-term investments compared to $2.2 million at December 31, 2008. Expenses at the Parent Corporation are moderate and management believes that the Parent Corporation has adequate liquidity to fund its obligations.

Certain provisions of long-term debt agreements, primarily subordinated debt, prevent the Corporation from creating liens on, disposing of or issuing voting stock of subsidiaries. As of December 31, 2009, the Corporation was in compliance with all covenants and provisions of these agreements.

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

Based on anticipated cash flows at December 31, 2009 projected to December 31, 2010, the Corporation believes that the Bank’s liquidity should remain strong, with an approximate projection of $367.1 million in anticipated cash flows over the next twelve months. This projection represents a forward-looking statement under the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from this projection depending upon a number of factors, including the liquidity needs of the Bank’s customers, the availability of sources of liquidity and general economic conditions.

On September 30, 2009, the FDIC proposed a rule that required insured institutions to prepay their estimated quarterly assessments through December 31, 2012 to strengthen the cash position of the Deposit Insurance Fund. The cash prepayment was made on December 30, 2009 and amounted to approximately $5.7 million, which included the 2009 fourth quarter assessment. The prepayment did not have a significant impact on the Corporation’s future cash position or operations.

Deposits

Total deposits increased to $813.7 million on December 31, 2009 from $659.5 million at December 31, 2008, an increase of $154.2 million, or 23.4 percent.

Total non-interest-bearing deposits increased from $113.3 million at December 31, 2008 to $130.5 million at December 31, 2009, an increase of $17.2 million or 15.2 percent. Time, savings and interest-bearing transaction accounts increased from $546.2 million on December 31, 2008 to $683.2 million at December 31, 2009, an increase of $137.0 million or 25.1 percent. The increase in deposits was reflective of customers’ desire for safety and liquidity and flight to quality in light of the financial crisis.

Certificates of deposit $100,000 and over increased to 17.8 percent of total deposits at December 31, 2009 from 15.2 percent one year earlier. With the current turmoil in the financial markets, some of the Corporation’s depositors have become sensitive to obtaining full FDIC insurance for their time deposits. To accommodate its customers, the Corporation began offering Certificates of Deposit Account Registry Service (CDARS) in 2008. As a result of this offering and the temporary increase in insurance coverage by the FDIC to $250,000, the Corporation reported an increase of $44.3 million in certificates of deposit greater than $100,000 at December 31, 2009 compared to year-end 2008.

At December 31, 2009, the Corporation had a total of $111.3 million with a weighted average rate of 1.24 percent in CDARS Reciprocal deposits compared to $87.9 million with a weighted average rate of 2.52 percent at December 31, 2008. Based on the Bank’s participation in Promontory Interfinancial Network, LLC., customers who are FDIC insurance sensitive are able to place large dollar deposits with the Corporation and the Corporation uses CDARS to place those funds into certificates of deposit issued by other banks in the Network. This occurs in increments of less than the FDIC insurance limits so that both the principal and interest are eligible for complete FDIC protection. The FDIC currently considers these funds as brokered deposits. All brokered deposits are classified in time deposits. It became apparent during the latter half of 2008 that customers’ preference in seeking safety and more liquidity became paramount in light of the financial crisis, as customers sought full FDIC insured bank products as a safe haven.

The Corporation derives a significant proportion of its liquidity from its core deposit base. For the year ended December 31, 2009, core deposits, comprised of total demand deposits, savings and money market accounts, decreased by $166.4 million or 38.7 percent from December 31, 2008 to $596.7 million. At December 31, 2009, core deposits were 73.3 percent of total deposits compared to 66.6 percent at year-end 2008. Alternatively, the Corporation uses a more stringent calculation for the management of its liquidity positions internally which consists of total demand and savings accounts (excluding money market accounts greater than $100,000) and excludes time deposits as part of core deposits as a percentage of total deposits. This number represented 46.6 percent of total deposits at December 31, 2009 as compared with 53.0 percent at December 31, 2008. The Corporation expects its deposit gathering efforts to remain strong, supported in part by the recent actions by the FDIC in temporarily raising the deposit insurance limits. The Corporation is a participant in the FDIC’s Transaction Account Guarantee Program. Under this program, all non-interest bearing deposit transaction accounts are fully guaranteed by the FDIC, regardless of dollar amount, through June 30, 2010.

The following table depicts the Corporation’s core deposit mix at December 31, 2009 and 2008.

	December 31,				Net Change Volume 2009 vs. 2008
	2009		2008
	Amount	Percentage	Amount	Percentage
	(Dollars in Thousands)
Demand Deposits	$130,518	34.4	$113,319	32.4	$17,199
Interest-Bearing Demand	156,738	41.3	139,349	39.9	17,389
Regular Savings	58,240	15.4	56,431	16.2	1,809
Money Market Deposits under $100	33,795	8.9	40,419	11.5	(6,624)
Total core deposits	$379,291	100.0	$349,518	100.0	$29,773
Total deposits	$813,705		$659,537		$154,168
Core deposits to total deposits	46.61%		52.99%

Short-Term Borrowings

Short-term borrowings can be used to satisfy daily funding needs. Balances in those accounts fluctuate on a day-to-day basis. The Corporation’s principal short-term funding sources are Federal Funds purchased and securities sold under agreements to repurchase. Short-term borrowings, including Federal Funds purchased and securities sold under agreements to repurchase, amounted to $46.1 million at year-end 2009, an increase of $966,000 or 2.1 percent from year-end 2008.

The following table is a summary of short-term securities sold under repurchase agreements for each of the last three years.

	December 31,
	2009	2008	2007
	(Dollars in Thousands)
Short-term securities sold under repurchase agreements:
Average interest rate:
At year end	0.97%	1.98%	3.85%
For the year	1.38%	2.39%	3.60%
Average amount outstanding during the year	$35,392	$43,973	$33,683
Maximum amount outstanding at any month end	$58,515	$52,992	$48,541
Amount outstanding at year end	$46,109	$30,143	$48,541

Long-Term Borrowings

Long-term borrowings consist of Federal Home Loan Bank of New York (“FHLB”) advances and securities sold under agreements to repurchase that have contractual maturities over one year. Long-term borrowings amounted to $223.1 million at December 31, 2009, a decrease of $153,000 from year-end 2008.

Cash Flows

The consolidated statements of cash flows present the changes in cash and cash equivalents from operating, investing and financing activities. During 2009, cash and cash equivalents (which increased overall by $74.1 million) were provided on a net basis by operating activities and financing activities and used on a net basis by investing activities. Cash flows from financing activities, primarily due to a net increase in deposits, were partially offset by an increase in financing activities, primarily resulting from an increase in securities and loans.

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

During 2007, cash and cash equivalents (which increased overall by $25.7 million) were provided on a net basis by operating and investing activities and used on a net basis by financing activities. Cash flows from investing activities, primarily due to a net decrease in securities, were partially offset by a decrease in financing activities, primarily resulting from a reduction in deposits, as well as funding dividends paid and the purchase of treasury stock.

Contractual Obligations and Other Commitments

The following table summarizes contractual obligations at December 31, 2009 and the effect such obligations are expected to have on liquidity and cash flows in future periods.

	Total	Less Than 1 Year	1 – 3 Years	4 – 5 Years	After 5 Years
	(Dollars in Thousands)
Contractual Obligations
Operating lease obligations	$7,714	$592	$1,232	$1,033	$4,857
Total contracted cost obligations	$7,714	$592	$1,232	$1,033	$4,857
Other Long-term Liabilities/Long-term Debt
Time Deposits	$224,974	$213,400	$11,213	$361	$—
Federal Home Loan Bank advances and repurchase agreements	269,253	86,253	22,000	5,000	156,000
Subordinated debentures	5,155	5,155	—	—	—
Total Other Long-term Liabilities/Long-term Debt	$499,382	$304,808	$33,213	$5,361	$156,000
Other Commercial Commitments – Off Balance Sheet
Commitments under commercial loans and lines of credit	$70,076	$70,076	$—	$—	$—
Home equity and other revolving lines of credit	54,572	54,572	—	—	—
Outstanding commercial mortgage loan commitments	33,659	20,596	13,063	—	—
Standby letters of credit	1,676	1,676	—	—	—
Performance letters of credit	11,466	11,466	—	—	—
Outstanding residential mortgage loan commitments	4,153	4,153	—	—	—
Overdraft protection lines	5,058	5,058	—	—	—
Other consumer	11	11	—	—	—
Total off balance sheet arrangements and contractual obligations	$180,671	$167,608	$13,063	$—	$—
Total contractual obligations and other commitments	$687,767	$473,008	$47,508	$6,394	$160,857

Stockholders’ Equity

Stockholders’ equity amounted to $102.6 million at December 31, 2009, an increase of $20.9 million or 25.5 percent, compared to year-end 2008. At December 31, 2008, stockholders’ equity totaled $81.7 million, a decrease of $3.6 million from December 31, 2007.

On January 12, 2009, the Corporation issued $10 million in nonvoting senior preferred stock to the U.S. Department of Treasury under the Capital Purchase Program. As part of the transaction, the Corporation also issued warrants to the U.S. Treasury to purchase 173,410 shares of common stock of the Corporation at an exercise price of $8.65 per share. As previously announced, the Corporation’s voluntary participation in the Capital Purchase Program amounted to approximately 50 percent of what the Corporation had qualified for under the U.S. Treasury program. The funding was used to support the balance sheet. As a result of the successful completion of the Rights Offering in October 2009, the number of shares underlying the warrant held by the U.S. Treasury was reduced to 86,705 shares or 50 percent of the original 173,410 shares.

In July 2009, the Corporation announced that its Board of Directors had authorized a rights offering of up to approximately $11 million of common stock to its existing stockholders. In October, the Corporation successfully raised total gross proceeds of approximately $11 million in its rights offering and a private placement with its standby purchaser.

Book value per share at year-end 2009 was $6.38 compared to $6.29 at year-end 2008. Tangible book value at year-end 2009 was $5.21 compared to $4.97 at year end 2008; see Item 6 for a reconciliation of this non-GAAP financial measure to book value.

During the year of 2009, the Corporation made no purchases of common stock. At December 31, 2009, there were 652,868 shares available for repurchase under the Corporation’s stock buyback program.

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

Risk-Based Capital/Leverage

The Tier I leverage capital at December 31, 2009 (defined as tangible stockholders’ equity for common stock and Trust Preferred Capital Securities) amounted to $99.3 million or 7.80 percent of average total assets. At December 31, 2008, the Corporation’s Tier I leverage capital amounted to $78.2 million or 7.71 percent of total assets. Tier I capital excludes the effect of FASB ASC 320-10-05, which amounted to $8.4 million of net unrealized losses, after tax, on securities available-for-sale (reported as a component of accumulated other comprehensive income which is included in stockholders’ equity), and is reduced by goodwill and intangible assets of $17.0 million as of December 31, 2009. For information on goodwill and intangible assets, see Note 1 to the Consolidated Financial Statements.

United States bank regulators have issued guidelines establishing minimum capital standards related to the level of assets and off balance-sheet exposures adjusted for credit risk. Specifically, these guidelines categorize assets and off balance-sheet items into four risk-weightings and require banking institutions to maintain a minimum ratio of capital to risk-weighted assets. At December 31, 2009, the Corporation’s Tier I and total risk-based capital ratios were 11.51 percent and 12.46 percent, respectively. For information on risk-based capital and regulatory guidelines for the Parent Corporation and its bank subsidiary, see Note 13 to the Consolidated Financial Statements.

The foregoing capital ratios are based in part on specific quantitative measures of assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by the bank regulators regarding capital components, risk weightings and other factors. The OCC has established higher minimum capital ratios for the Bank effective as of December 31, 2009: Tier 1 Risk-Based Capital of 10 percent, Total Risk-Based Capital of 12 percent and Tier 1 Leverage Capital of 8 percent. As of December 31, 2009, management believes that each of the Bank and the Parent Corporation meet all capital adequacy requirements to which it is subject, other than the Tier 1 Leverage Capital ratio, which at 7.62 percent was slightly below the 8 percent established by the OCC for the Bank. Under the MOU between the Bank and the OCC, the Bank has agreed to develop a three year capital program, which will include specific plans for the maintenance of adequate capital and the strengthening of the Bank’s capital structure to meet current and future needs.

Subordinated Debentures

On December 19, 2003, Center Bancorp Statutory Trust II, a statutory business trust and wholly-owned subsidiary of Center Bancorp, Inc., issued $5.0 million of, MMCapS capital securities to investors due on January 23, 2034. The capital securities presently qualify as Tier I capital. The trust loaned the proceeds of this offering to the Corporation and received in exchange $5.2 million of the Parent Corporation’s subordinated debentures. The subordinated debentures are redeemable in whole or in part, prior to maturity but after January 23, 2009. The floating interest rate on the subordinate debentures is three-month LIBOR plus 2.85 percent and reprices quarterly. The rate at December 31, 2009 was 3.13 percent.

The additional capital raised with respect to the issuance of the floating rate capital pass-through securities was used to bolster the Corporation’s capital and for general corporate purposes, including capital contributions to Union Center National Bank. Additional information regarding the capital treatment of these securities is contained in Note 10 of the Notes to the Consolidated Financial Statements.

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

The ability of customers to repay their obligations is often impacted by changes in the regional and local economy. Although the Corporation sets aside loan loss provisions toward the allowance for loan losses when management determines such action to be appropriate, significant unfavorable changes in the economy could impact the assumptions used in the determination of the adequacy of the allowance.

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

The primary tool used by management to measure and manage interest rate exposure is a simulation model. Use of the model to perform simulations reflecting changes in interest rates over one and two-year time horizons has enabled management to develop and initiate strategies for managing exposure to interest rate risk. In its simulations, management estimates the impact on net interest income of various changes in interest rates. Projected net interest income sensitivity to movements in interest rates is modeled based on both an immediate rise and fall in interest rates (“rate shock”), as well as gradual changes in interest rates over a twelve-month time period. The model is based on the actual maturity and repricing characteristics of interest-rate sensitive assets and liabilities. The model incorporates assumptions regarding earning asset and deposit growth, prepayments, interest rates and other factors.

Management believes that both individually and taken together, these assumptions are reasonable, but the complexity of the simulation modeling process results in a sophisticated estimate, not an absolutely precise calculation of exposure. For example, estimates of future cash flows must be made for instruments without contractual maturity or payment schedules.

Based on the results of the interest simulation model as of December 31, 2009, and assuming that management does not take action to alter the outcome, the Corporation would expect a decrease of 0.52 and 1.66 percent in net interest income if interest rates increased by 200 and 300 basis points, respectively, from current rates in a gradual and parallel rate ramp over a twelve month period. As market rates declined to historic lows at December 31, 2009, the Corporation did not feel that modeling a down rate scenario was realistic in the current environment.

The declining rates and steepening of the yield curve during 2009 affected net interest margins. Based on management’s perception that interest rates will continue to be volatile, projected increased levels of prepayments on the earning-asset portfolio and the current level of interest rates, emphasis has been, and is expected to continue to be, placed on interest-sensitivity matching with the objective of stabilizing the net interest spread during 2010. However, no assurance can be given that this objective will be met.

Equity Price Risk

The Corporation is also exposed to equity price risk inherent in its portfolio of publicly traded equity securities, which had an estimated fair value of $0.3 million at December 31, 2009 and $0.7 million at December 31, 2008. The Corporation monitors its equity investments for impairment on a periodic basis. In the event that the carrying value of the equity investment exceeds its fair value, and the Corporation determines the decline in value to be other than temporary, the Corporation reduces the carrying value to its current fair value. During 2009 and 2008, the Corporation recorded $113,000 and $461,000, respectively, of other-than-temporary impairment charges relating to equity holdings in bank stocks. These equities were written down to fair value.

8. Financial Statements and Supplementary Data

All Financial Statements:

The following financial statements are filed as part of this report under Item 8 — “Financial Statements and Supplementary Data.”

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Center Bancorp, Inc.:

We have audited the accompanying consolidated statements of condition of Center Bancorp, Inc. and subsidiaries (the “Corporation”) as of December 31, 2009 and 2008, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2009. Center Bancorp, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Center Bancorp, Inc. and subsidiaries as of December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Center Bancorp, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 16, 2010 expressed an unqualified opinion.

/s/ ParenteBeard LLC

ParenteBeard LLC
Reading, Pennsylvania
March 16, 2010

CENTER BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CONDITION

	December 31,
	2009	2008
	(In Thousands, Except Share Data)
ASSETS
Cash and due from banks	$89,168	$15,031
Investment securities available-for-sale	298,124	242,714
Loans	715,453	676,203
Less: Allowance for loan losses	8,275	6,254
Net loans	707,178	669,949
Restricted investment in bank stocks, at cost	10,672	10,230
Premises and equipment, net	17,860	18,488
Accrued interest receivable	4,033	4,154
Bank owned life insurance	26,304	22,938
Other real estate owned	—	3,949
Goodwill and other intangible assets	17,028	17,110
Prepaid FDIC assessment	5,374	—
Other assets	21,083	18,730
Total assets	$1,196,824	$1,023,293
LIABILITIES
Deposits:
Non-interest-bearing	$130,518	$113,319
Interest-bearing:
Time deposits $100 and over	144,802	100,493
Interest-bearing transaction, savings and time deposits $100 and less	538,385	445,725
Total deposits	813,705	659,537
Short-term borrowings	46,109	45,143
Long-term borrowings	223,144	223,297
Subordinated debentures	5,155	5,155
Accounts payable and accrued liabilities	6,160	8,448
Total liabilities	1,094,273	941,580
Stockholders’ Equity
Preferred Stock, $1,000 liquidation value per share:
Authorized 5,000,000 shares; issued 10,000 shares in 2009 and none in 2008	9,619	—
Common stock, no par value:
Authorized 20,000,000 shares; issued 16,762,412 shares in 2009 and 15,190,984 in 2008; outstanding 14,572,029 shares in 2009 and 12,991,312 in 2008	97,908	86,908
Additional paid-in capital	5,650	5,204
Retained earnings	17,870	16,309
Treasury stock, at cost (2,190,383 in 2009 and 2,199,672 shares in 2008)	(17,720)	(17,796)
Accumulated other comprehensive loss	(10,776)	(8,912)
Total stockholders’ equity	102,551	81,713
Total liabilities and stockholders’ equity	$1,196,824	$1,023,293

See the accompanying notes to the consolidated financial statements.

CENTER BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2009	2008	2007
	(Dollars in Thousands, Except per Share Data)
Interest income:
Interest and fees on loans	$36,751	$36,110	$33,527
Interest and dividends on investment securities:
Taxable interest income	12,727	10,353	13,585
Non-taxable interest income	989	2,547	3,171
Dividends	643	771	1,242
Interest on federal funds sold and securities purchased under agreements to resell	—	113	604
Total interest income	51,110	49,894	52,129
Interest expense:
Interest on certificates of deposit $100 and over	3,551	2,411	3,964
Interest on other deposits	8,757	10,876	16,871
Interest on short-term borrowings	449	1,295	1,948
Interest on long-term borrowings	9,888	9,513	7,847
Total interest expense	22,645	24,095	30,630
Net interest income	28,465	25,799	21,499
Provision for loan losses	3,261	1,561	350
Net interest income, after provision for loan losses	25,204	24,238	21,149
Other income:
Service charges, commissions and fees	1,835	2,015	1,824
Annuity and insurance	126	112	298
Bank-owned life insurance	1,156	1,203	893
Other	298	420	457
Total other-than-temporary impairment losses	(9,066)	(1,761)	—
Less: Portion of loss recognized in other comprehensive income (before taxes)	4,828	—	—
Net other-than-temporary impairment losses	(4,238)	(1,761)	—
Net gains on sale on investment securities	4,729	655	900
Net investment securities gains (losses)	491	(1,106)	900
Total other income	3,906	2,644	4,372
Other expense:
Salaries and employee benefits	9,915	8,505	11,436
Occupancy, net	2,536	3,279	2,843
Premises and equipment	1,263	1,436	1,777
FDIC Insurance	2,055	217	86
Professional and consulting	811	703	2,139
Stationery and printing	339	397	465
Marketing and advertising	366	637	603
Computer expense	964	834	614
OREO expense, net	1,438	31	110
Other	3,370	3,434	4,525
Total other expense	23,057	19,473	24,598
Income before income tax expense (benefit)	6,053	7,409	923
Income tax expense (benefit)	1,480	1,567	(2,933)
Net income	4,573	5,842	3,856
Preferred stock dividends and accretion	567	—	—
Net income available to common stockholders	$4,006	$5,842	$3,856
Earnings per common share:
Basic	$0.30	$0.45	$0.28
Diluted	$0.30	$0.45	$0.28
Weighted average common shares outstanding:
Basic	13,382,614	13,048,518	13,780,504
Diluted	13,385,416	13,061,410	13,840,756

See the accompanying notes to the consolidated financial statements.

CENTER BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Years Ended December 31, 2009, 2008 and 2007
	Preferred Stock	Common Stock	Additional Paid In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	(In Thousands, Except Share and per Share Data)
Balance, December 31, 2006	$—	$77,130	$4,535	$25,989	$(6,631)	$(3,410)	$97,613
Comprehensive income:
Net income				3,856			3,856
Other comprehensive loss, net of taxes						(2,414)	(2,414)
Total comprehensive income							1,442
Cash dividends declared on common stock ($0.36 per share)				(4,885)			(4,885)
5 percent stock dividend		9,778		(9,778)			—
Issuance cost of common stock				(21)			(21)
Exercise of stock options (95,861 shares)			292		558		850
Stock-based compensation expense			151				151
Tax benefit related to stock-based compensation			155				155
Treasury stock purchased (850,527 shares)					(10,027)		(10,027)
Balance, December 31, 2007	$—	$86,908	$5,133	$15,161	$(16,100)	$(5,824)	$85,278
Comprehensive income:
Net income				5,842			5,842
Other comprehensive loss, net of taxes						(3,088)	(3,088)
Total comprehensive income							2,754
Cash dividends declared on common stock of ($0.36 per share)				(4,675)			(4,675)
Issuance cost of common stock				(19)			(19)
Restricted stock award (3,028 shares)					25		25
Exercise of stock options (25,583 shares)			21		203		224
Stock-based compensation expense			128				128
Taxes related to stock-based compensation			(78)				(78)
Treasury stock purchased (193,083 shares)					(1,924)		(1,924)
Balance, December 31, 2008	$—	$86,908	$5,204	$16,309	$(17,796)	$(8,912)	$81,713
Comprehensive income:
Net income				4,573			4,573
Other comprehensive loss, net of taxes						(1,864)	(1,864)
Total comprehensive income							2,709
Issuance of preferred stock (10,000 shares) and warrants (86,705 shares)	9,539		461				10,000
Accretion of discount on preferred stock	80			(80)			—
Dividends on preferred stock				(487)			(487)
Proceeds from rights offering (1,571,428 shares)		11,000					11,000
Cash dividends declared on common stock ($0.18 per share)				(2,434)			(2,434)
Issuance cost of common stock				(11)			(11)
Exercise of stock options (9,289 shares)			(19)		76		57
Stock-based compensation expense			77				77
Taxes related to stock-based compensation			(73)				(73)
Balance, December 31, 2009	$9,619	$97,908	$5,650	$17,870	$(17,720)	$(10,776)	$102,551

See the accompanying notes to the consolidated financial statements.

CENTER BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2009	2008	2007
	(Dollars in Thousands)
Cash flows from operating activities:
Net income	$4,573	$5,842	$3,856
Adjustments to Reconcile Net Income to Net Cash (Used In) Provided by Operating Activities:
Depreciation and amortization	1,451	1,832	1,700
Provision for loan losses	3,261	1,561	350
Provision (benefit) for deferred taxes	1,353	1,221	(4,939)
Stock-based compensation expense	77	128	151
Proceeds from restricted stock	—	25	—
Net other-than-temporary impairment losses	4,238	1,761	—
Net gains on available-for-sale securities	(4,729)	(655)	(312)
Net gains on sale of held-to-maturity securities	—	—	(588)
Net loss on premises and equipment	—	51	—
Net loss on OREO	905	26
Life insurance death benefit	(136)	(230)	—
Increase in cash surrender value of bank owned life insurance	(1,020)	(973)	(893)
Net amortization of securities	793	90	162
Decrease in accrued interest receivable	121	381	397
Increase in other assets	(7,319)	(7,332)	(2,055)
Increase (decrease) in other liabilities	54	(4,432)	4,057
Net cash (used in) provided by operating activities	3,622	(704)	1,886
Cash flows from investing activities:
Proceeds from maturities of investment securities available-for-sale	58,206	52,702	186,371
Proceeds from maturities, calls and paydowns of securities held to maturity	—	—	9,206
Net purchases of restricted investment in bank stock	(442)	(1,763)	(662)
Proceeds from sales of investment securities available-for-sale	665,828	330,808	56,331
Proceeds from sales of investment securities held to maturity	—	—	10,312
Purchase of securities available-for-sale	(785,044)	(315,899)	(204,238)
Purchase of securities held to maturity	—	—	(2,000)
Net increase in loans	(40,490)	(125,004)	(1,402)
Purchases of premises and equipment	(742)	(2,882)	(182)
Purchase of bank-owned life insurance	(2,475)	—	—
Proceeds from life insurance death benefits	266	526	—
Capital expenditure addition to OREO	(476)	—	—
Proceeds from sale of premises and equipment	1	24	—
Proceeds from sale of branch facility	—	2,414	—
Proceeds from sale of OREO	3,520	452	—
Net cash (used in) provided by investing activities	(101,848)	(58,622)	53,736

See the accompanying notes to the consolidated financial statements.

CENTER BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS – (continued)

	Years Ended December 31,
	2009	2008	2007
	(Dollars in Thousands)
Cash flows from financing activities:
Net increase (decrease) in deposits	154,168	(39,533)	(27,701)
Net increase (decrease) in short-term borrowings	966	(4,521)	(8,325)
Proceeds from long-term borrowings	—	55,000	55,000
Payments on long-term borrowings	(153)	(148)	(35,000)
Cash dividends on common stock	(3,166)	(4,675)	(4,885)
Cash dividends on preferred stock	(425)	—	—
Issuance cost of common stock	(11)	(19)	(21)
Proceeds from issuance of preferred stock and warrants	10,000	—	—
Proceeds from issuance of shares from rights offering	11,000	—	—
Tax (expense) benefit from stock based compensation	(73)	(78)	155
Proceeds from exercise of stock options	57	224	850
Purchase of treasury stock	—	(1,924)	(10,027)
Net cash provided by (used in) financing activities	172,363	4,326	(29,954)
Net (decrease) increase in cash and cash equivalents	74,137	(55,000)	25,668
Cash and cash equivalents at beginning of year	15,031	70,031	44,363
Cash and cash equivalents at end of year	$89,168	$15,031	$70,031
Supplemental disclosures of cash flow information:
Noncash activities:
Trade date accounting settlement for investments	$1,979	$3,514	$—
Transfer of loans to real estate owned	—	3,949	—
Transfer of loan participation to other receivables	5,054	—	—
Reclassification of held-to-maturity investment securities to available-for-sale	—	—	113,413
Reclassification of office building from premises to other assets	—	—	2,398
Cash paid during year for:
Interest paid on deposits and borrowings	$23,021	$23,615	$30,726
Income taxes	344	2,370	515

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

Cash and Due From Banks

Cash and Due From Banks includes cash on hand and balances due from correspondent banks including the Federal Reserve Bank.

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

CENTER BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Summary of Significant Accounting Policies  – (continued)

During the fourth quarter of 2007, the Corporation reclassified all of its held-to-maturity investment securities to available-for-sale. The transfer of these securities to available-for-sale allowed the Corporation greater flexibility in managing its investment portfolio. Investment securities with a total of $113.4 million and a fair value of $112.9 million were transferred to available-for-sale during the fourth quarter of 2007. The unrealized loss on these securities was recorded, net of tax, as accumulated other comprehensive income, an adjustment to stockholders’ equity.

Securities are evaluated on at least a quarterly basis, and more frequently when market conditions warrant such an evaluation, to determine whether a decline in their value is other-than-temporary. In April 2009, the FASB issued FASB ASC 320-10-65 (previously SFAS No. 115-2 and SFAS No. 124-2, “Recognition and Presentation of Other-Than-Temporary Investments”), which was adopted as of June 30, 2009. The accounting standard clarifies the interaction of the factors that should be considered when determining whether a debt security is other–than-temporarily impaired. For debt securities, management must assess whether (a) it has the intent to sell the security and (b) it is more likely than not that it will be required to sell the security prior to its anticipated recovery. These steps are done before assessing whether the entity will recover the cost basis of the investment. Prior to the June 30, 2009 adoption, this assessment required management to assert it has both the intent and the ability to hold a security for a period of time sufficient to allow for anticipated recovery in fair value to avoid recognizing an other-than-temporary impairment. This change does not affect the need to forecast recovery of the value of the security through either cash flows or market price.

In instances when a determination is made that an other-than-temporary impairment exists but the investor does not intend to sell the debt security and it is not more likely than not that it will be required to sell the debt security prior to its anticipated recovery, FASB ASC 320-10-65 changes the presentation and amount of the other-than-temporary impairment recognized in the income statement. The other-than-temporary impairment is separated into (a) the amount of the total other-than-temporary impairment related to a decrease in cash flows expected to be collected from the debt security (the credit loss) and (b) the amount of the total other-than-temporary impairment related to all other factors. The amount of the total other-than-temporary impairment related to the credit loss is recognized through earnings. The amount of the total other-than-temporary impairment related to all other factors is recognized through other comprehensive income. Impairment charges on certain investment securities of approximately $4.2 million and $1.8 million were recognized in earnings during the years ended December 31, 2009 and 2008, respectively. No impairment charges were recognized during the year ended December 31, 2007.

Loans Held for Sale

Mortgage loans originated and intended for sale in the secondary market are carried at the lower of costs or estimated fair value or fair value under the fair value option accounting guidance for financial instruments. For loans carried at the lower of cost or estimated fair value, gains and losses on loan sales (sale proceeds minus carrying value) are recorded in other income and direct loan origination costs and fees are deferred at origination of the loan and are recognized in other income upon sale of the loan. At December 31, 2009 and 2008, the Corporation held no loans for sale.

Loans

Loans are stated at their principal amounts less net deferred loan origination fees. Interest income is credited as earned except when a loan becomes past due 90 days or more and doubt exists as to the ultimate collection of interest or principal; in those cases the recognition of income is discontinued. Loans that are past due 90 days or more that are both well secured and in the process of collection will remain on an accruing basis. When a loan is placed on non-accrual status, interest accruals cease and uncollected accrued interest is reversed and charged against current income.

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

The Corporation has defined its population of impaired loans to include all non-accrual and troubled debt restructuring loans. As part of the evaluation, the Corporation reviews for impairment all non-homogeneous loans internally classified as substandard or below, in each instance above an established dollar threshold of $200,000, as well as all non-homogeneous loans greater than $1.0 million. Smaller impaired non-homogeneous loans and impaired homogeneous loans are not measured for specific reserves and are covered under the Corporation’s general reserve.

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

Premises and Equipment

Land is carried at cost and bank premises and equipment at cost less accumulated depreciation based on estimated useful lives of assets, computed principally on a straight-line basis. Expenditures for maintenance and repairs are charged to operations as incurred; major renewals and betterments are capitalized. Gains and

CENTER BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Summary of Significant Accounting Policies  – (continued)

losses on sales or other dispositions are recorded as a component of other income or other expenses. In September 2007, the Corporation reclassified its Florham Park office building from premises to held for sale, which was included in other assets, and entered into a contract to sell that property. On February 29, 2008, the Corporation completed the sale of the property for $2.4 million, which approximated the carrying value.

Other Real Estate Owned

Other real estate owned (“OREO”), representing property acquired through foreclosure and held for sale, are initially recorded at fair value less cost to sell at the date of foreclosure, establishing a new cost basis. Subsequently, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell. Costs relating to holding the assets are charged to expenses.

During the third quarter of 2009, the Corporation sold the residential condominium project in Union County, New Jersey, which was carried as OREO. At December 31, 2009, the Corporation had no OREO. The decrease from December 31, 2008 represented a writedown of $926,000 of the carrying value and subsequent sale of the project in the third quarter of 2009.

Mortgage Servicing

The Corporation performs various servicing functions on loans owned by others. A fee, usually based on a percentage of the outstanding principal balance of the loan, is received for those services. At December 31, 2009 and 2008, the Corporation was servicing approximately $7.6 million and $10.0 million, respectively, of loans for others.

The Corporation accounts for its servicing of financial assets in accordance with FASB ASC 860-50. The Corporation originates mortgages under plans to sell those loans and service the loans owned by the investor. The Corporation records mortgage servicing rights and the loans based on relative fair values at the date of sale. The balance of mortgage servicing rights at December 31, 2009 and 2008 are immaterial to the Corporation’s consolidated financial statements.

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

The Corporation accounts for its defined benefit pension plan in accordance with FASB ASC 715-30. FASB ASC 715-30 requires that the funded status of defined benefit postretirement plans be recognized on the Corporation’s statement of condition and changes in the funded status be reflected in other comprehensive income. FASB ASC 715-30 also requires companies to measure the funded status of the plan as of the date of its fiscal year-end, effective for fiscal years ended after December 15, 2008. Early adoption was encouraged. The Corporation had early adopted this statement and the adoption did not have a material effect on the Corporation’s consolidated financial statements.

Stock-Based Compensation

Stock compensation accounting guidance (FASB ASC 718, “Compensation-Stock Compensation”) requires that the compensation cost related to share-based payment transactions be recognized in financial statements. That cost will be measured based on the grant date fair value of the equity or liability instruments issued. The stock compensation accounting guidance covers a wide range of share-based compensation arrangements including stock options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans.

CENTER BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Summary of Significant Accounting Policies  – (continued)

Stock compensation accounting guidance requires that compensation cost for all stock awards be calculated and recognized over the employees’ service period, generally defined as the vesting period. For awards with graded-vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award. A Black-Scholes model is used to estimate the fair value of stock options while the market price of the Corporation’s common stock at the date of grant is used for restricted stock awards. See Note 16 of the Notes to Consolidated Financial Statements for a further discussion.

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

Earnings per common share have been computed based on the following:

	Years Ended December 31,
	2009	2008	2007
	(In Thousands, Except per Share Amounts)
Net income	$4,573	$5,842	$3,856
Preferred stock dividends and accretion	567	—	—
Net income available to common stockholders	$4,006	$5,842	$3,856
Average number of common shares outstanding	13,382	13,049	13,781
Effect of dilutive options	3	12	60
Average number of common shares outstanding used to calculate diluted earnings per common share	13,385	13,061	13,841
Earnings per common share:
Basic	$0.30	$0.45	$0.28
Diluted	$0.30	$0.45	$0.28

Treasury Stock

The Corporation announced on March 27, 2006 that its Board of Directors approved an increase in its then current share buyback program to 5 percent of outstanding shares, enhancing its then current authorization by 425,825 shares to 684,965 shares. The Corporation announced on October 1, 2007 that its Board of Directors approved an additional increase in its current share buyback program to 5 percent of outstanding shares, enhancing its current authorization by 684,627 shares. On June 26, 2008, the Corporation announced that its Board of Directors approved an additional buyback of 649,712 shares. The total buyback authorization has been increased to 2,039,731 shares. Subject to limitations applicable to the Corporation, purchases may be made from time to time as, in the opinion of management, market conditions warrant, in the open market or in privately negotiated transactions. Shares repurchased will be added to the corporate treasury and will be used for future stock dividends and other issuances. As of December 31, 2009, Center Bancorp had 14.6 million shares of common stock outstanding. As of December 31, 2009, the Corporation had purchased 1,386,863 common shares at an average cost per share of $11.44 under the stock buyback program as amended on October 1, 2007 and June 26, 2008. The repurchased shares were recorded as Treasury Stock, which resulted in a decrease in stockholders’ equity. Treasury stock is recorded using the cost method and accordingly is presented as a reduction of stockholders’ equity. For the year ended December 31, 2009, the Corporation did not purchase any of its shares.

CENTER BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Summary of Significant Accounting Policies  – (continued)

Goodwill

The Corporation adopted the provisions of FASB ASC 350-10 (previously SFAS No. 142, “Goodwill and Other Intangible Assets”), which requires that goodwill to be tested for impairment annually, or more frequently if impairment indicators arise for impairment. No impairment charge was deemed necessary for the years ended December 31, 2009, 2008 and 2007.

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

Disclosure of comprehensive income for the years ended December 31, 2009, 2008 and 2007 is presented in the Consolidated Statements of Changes in Stockholders’ Equity and presented in detail in Note 14 of the Notes to Consolidated Financial Statements.

Bank-Owned Life Insurance

During 2001, the Corporation invested $12.5 million in Bank-Owned Life Insurance (“BOLI”) to help offset the rising cost of employee benefits, and made subsequent investments in 2004 of $2.5 million and in 2006 of $2.0 million. During 2009, the Corporation invested $2.5 million in additional BOLI policies. The change in the cash surrender value of the BOLI was recorded as a component of other income and amounted to $1,020,000, $973,000 and $893,000 in 2009, 2008 and 2007, respectively. During 2009 and 2008, the Corporation recognized $136,000 and $230,000, respectively, in tax-free proceeds in excess of contract value on its BOLI due to the death of insured participants.

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

Advertising Costs

The Corporation recognizes its marketing and advertising cost as incurred. Advertising costs were $366,000, $637,000 and $603,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

Reclassifications

Certain reclassifications have been made in the consolidated financial statements for 2008 and 2007 to conform to the classifications presented in 2009.

CENTER BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 — Recent Accounting Pronouncements

On June 29, 2009, the FASB issued FASB ASC 105-10-65 (previously SFAS No. 168, “Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162”(“Codification”)). This Codification is the sole source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. The Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009, for most entities. On the effective date, all non-SEC accounting and reporting standards will be superseded. The Corporation adopted the Codification for the quarterly period ended. September 30, 2009, as required, and there was not a material impact on the Corporation’s financial statements taken as a whole. In order to ease the transition to the Codification, the Corporation has provided the Codification cross-reference along side the references to the standards issued and adopted prior to the adoption of the Codification.

In April 2009, the FASB issued three amendments to the fair value measurement, disclosure and other-than-temporary impairment standards:

•	FASB ASC 820-10-65 (previously SFAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions that are Not Orderly”).
•	FASB ASC 320-10-65 (previously SFAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”).
•	FASB ASC 825-10 (previously SFAS 107 and APB 28-1, “Interim Disclosure about Fair Value of Financial Instruments”).

FASB ASC 820-10-05 (previously SFAS No. 157, “Fair Value Measurements”) defines fair value as the price that would be received to sell the asset or transfer the liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. FASB ASC 820-10-05 provides additional guidance on identifying circumstances when a transaction may not be considered orderly.

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

FASB ASC 825-10-65 (previously SFAS No. 107-1 and APB 28-1) requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FASB ASC 825-10 also requires those disclosures in summarized financial information at interim reporting periods.

All three FASB ASC’s discussed herein include substantial additional disclosure requirements. The effective date for these new ASC’s is the same: interim and annual reporting periods ended after June 15, 2009. The Corporation adopted these ASC’s at June 30, 2009 and there was not a material impact on its consolidated financial statements.

On May 28, 2009, the FASB issued FASB ASC 855-10 (previously SFAS No. 165, “Subsequent Events”). Under FASB ASC 855-10-05, companies are required to evaluate events and transactions that occur after the balance sheet date but before the date the financial statements are issued, or available to be issued in the case of non-public entities. FASB ASC 855-10-05 requires entities to recognize in the financial statements the effect of all events or transactions that provide additional evidence of conditions that existed at the balance sheet date, including the estimates inherent in the financial preparation process. Entities shall not recognize the impact of events or transactions that provide evidence about conditions that did not exist at the balance sheet date but arose after that date. FASB ASC 855-10 also requires entities to disclose the date through which subsequent events have been evaluated. FASB ASC 855-10 was effective for interim and annual reporting periods ending after June 15, 2009. The Corporation adopted the provisions of FASB ASC 855-10-05 for the quarter ended June 30, 2009. The adoption of this accounting standard had no material impact on the Corporation’s consolidated financial statements.

On June 12, 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets” (“FAS 166”), which was incorporated into ASC 860 “Transfers and Servicing”, and SFAS No.167, “Amendments to FASB Interpretation No. 46(Revised), which was incorporated into ASC 810 “Consolidation” (“FAS 167”), which change the way entities account for securitizations and special-purpose entities.

FAS 166 is a revision to FASB ASC 860-10 (previously SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”) and will require more information about transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. FAS 166 also eliminates the concept of a “qualifying special-purpose entity”, changes the requirements for derecognizing financial assets and requires additional disclosures.

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

CENTER BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 — Recent Accounting Pronouncements  – (continued)

In November 2008, the SEC released a proposed roadmap regarding the potential use by U.S. issuers of financial statements prepared in accordance with International Financial Reporting Standards (“IFRS”). IFRS is a comprehensive series of accounting standards published by the International Accounting Standards Board. Under the proposed roadmap, the Company may be required to prepare financial statements in accordance with IFRS as early as 2014. The SEC will make a determination in 2011 regarding the mandatory adoption of IFRS. The Company is currently assessing the impact that this potential change would have on its consolidated financial statements, and it will continue to monitor the development of the potential implementation of IFRS.

In December 2008, the FASB issued FASB ASC 715-20-65-2 (previously FSP FAS 132(R)-1 “Employers’ Disclosures about Postretirement Benefit Plan Assets”). This ASC amends FASB ASC 715-20-65-2 (previously SFAS 132(R), “Employers’ Disclosures about Pensions and Other Postretirement Benefits”) to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The disclosures about plan assets required by this ASC shall be provided for fiscal years ending after December 15, 2009. The Corporation has adopted this standard and the adoption had no material impact on the Corporation’s consolidated financial statements.

Note 3 — Cash and Due from Banks

The subsidiary bank, Union Center National Bank, maintained cash balances reserved to meet regulatory requirements of the Federal Reserve Board of approximately $4,050,000 and $2,900,000 at December 31, 2009 and 2008, respectively.

Note 4 — Investment Securities

The following tables present information related to the Corporation’s portfolio of securities available-for-sale at December 31, 2009 and 2008.

	December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Estimated Fair Value
			Non-Credit OTTI	Other
	(Dollars in Thousands)
Securities Available-for-Sale:
U.S. Treasury and agency securities	$2,089	$—	$—	$—	$2,089
Federal agency obligations	216,640	592	—	(2,647)	214,585
Obligations of U.S. states and political subdivisions	19,688	77	—	(484)	19,281
Trust preferred securities	34,404	113	(2,457)	(5,345)	26,715
Other debt securities	33,317	76	(2,371)	(1,101)	29,921
Equity securities	5,936	42	—	(445)	5,533
Total	$312,074	$900	$(4,828)	$(10,022)	$298,124

CENTER BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 — Investment Securities  – (continued)

	December 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in Thousands)
Securities Available-for-Sale:
U.S. Treasury and agency securities	$100	$—	$—	$100
Federal agency obligations	81,919	1,087	(209)	82,797
Obligations of U.S. states and political subdivisions	51,926	436	(268)	52,094
Trust preferred securities	39,050	—	(7,279)	31,771
Other debt securities	63,104	82	(3,824)	59,362
Equity securities	17,247	—	(657)	16,590
Total	$253,346	$1,605	$(12,237)	$242,714

All of the Corporation’s investment securities are classified as available-for-sale at December 31, 2009 and 2008. The available-for-sale securities are reported at fair value with unrealized gains or losses included in equity, net of taxes. Accordingly, the carrying value of such securities reflects their fair value at the balance sheet date. Fair value is based upon either quoted market prices, or in certain cases where there is limited activity in the market for a particular instrument, assumptions are made to determine their fair value. See Note 18 of the Notes to Consolidated Financial Statements for a further discussion.

The following table presents information for investments in securities available-for-sale at December 31, 2009, based on scheduled maturities. Actual maturities can be expected to differ from scheduled maturities due to prepayment or early call options of the issuer.

	Available-for-Sale
	Amortized Cost	Estimated Fair Value
	(Dollars in Thousands)
Due in one year or less	$1,852	$1,857
Due after one year through five years	7,103	6,232
Due after five years through ten years	52,655	51,350
Due after ten years	244,528	233,153
Equity securities	5,936	5,532
Total investment securities	$312,074	$298,124

During 2009, securities sold from the Corporation’s available-for-sale portfolio amounted to approximately $665.8 million. The gross realized gains on securities sold amounted to approximately $5,897,000, while the gross realized losses amounted to approximately $1,168,000 in 2009. During 2009, the Corporation recorded a $140,000 other-than-temporary impairment charge on its Lehman Brothers corporate bond, $3,433,000 on two pooled trust preferred securities, $188,000 on three variable rate private label CMOs, $364,000 on charge to earnings relating to the court ordered liquidation of the Reserve Primary Fund, and $113,000 of write-downs relating to one equity holding in bank stocks. During 2008, securities sold from the Corporation’s available-for-sale portfolio amounted to approximately $330.8 million. The gross realized gains on securities sold amounted to approximately $818,000, while the gross realized losses amounted to approximately $163,000 in 2008. During 2008, the Corporation incurred a $1.3 million charge relating to a Lehman Brothers corporate bond and $461,000 of write-downs relating to three equity holdings in bank stocks.

CENTER BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 — Investment Securities  – (continued)

Other-than-Temporarily Impaired Investments

Summary of Other-than-Temporary Impairment Charges

	Years Ended December 31,
	2009	2008
	(Dollars in Thousands)
Equity securities	$113	$461
Debt securities	4,125	1,300
Total other-than-temporary impairment charges	$4,238	$1,761

The Corporation performs regular analysis on the available-for-sale securities portfolio to determine whether a decline in fair value indicates that an investment is other-than-temporarily impaired in accordance with FASB ASC 320-10. FASB ASC 320-10 requires companies to record other-than-temporary impairment (“OTTI”) charges, through earnings, if they have the intent to sell, or more likely than not be required to sell, an impaired debt security before recovery of its amortized cost basis. If the Corporation intends to sell or it is more likely than not it will be required to sell the security before recovery of its amortized cost basis, less any current period credit loss, the OTTI is recognized in earnings equal to the entire difference between the investment’s amortized cost basis and its estimated fair value at the balance sheet date. If the Corporation does not intend to sell the security and it is more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis less any current period loss, and as such, it determines that a decline in fair value is other than temporary, the OTTI is separated into the amount representing the credit loss and the amount related to all other factors. The amount of the OTTI related to the credit loss is determined based on the present value of cash flows expected to be collected and is recognized in earnings. The amount of the total OTTI related to other factors is recognized in other comprehensive income, net of applicable taxes. The previous amortized cost basis less the OTTI recognized in earnings becomes the new amortized cost basis of the investment.

The Corporation reviews all securities for potential recognition of other-than-temporary impairment. The Corporation maintains a watch list for the identification and monitoring of securities experiencing problems that require a heightened level of review. This could include credit rating downgrades.

The Corporation’s assessment of whether an investment in the portfolio of assets is other than temporary includes factors such as whether the issuer has defaulted on scheduled payments, announced restructuring and/or filed for bankruptcy, has disclosed severe liquidity problems that cannot be resolved, disclosed deteriorating financial condition or sustained significant losses.

CENTER BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 — Investment Securities  – (continued)

The following table presents detailed information for each trust preferred security held by the Corporation which has at least one rating below investment grade.

Deal Name	Single Issuer or Pooled	Class/ Tranche	Book Value	Estimated Fair Value	Gross Unrealized Gain (Loss)	Lowest Credit Rating Assigned	Number of Banks Currently Performing	Deferrals and Defaults as % of Original Collateral	Expected Deferral/Defaults as % of Remaining Performing Collateral
	(Dollars in Thousands)
Countrywide Capital IV	Single	—	$1,769	$1,519	$(250)	BB	1	None	None
Countrywide Capital V	Single	—	2,747	2,366	(381)	BB	1	None	None
Countrywide Capital V	Single	—	250	215	(35)	BB	1	None	None
NPB Capital Trust II	Single	—	898	754	(144)	NR	1	None	None
Citigroup Cap IX	Single	—	991	736	(255)	B+	1	None	None
Citigroup Cap IX	Single	—	1,901	1,420	(481)	B+	1	None	None
Citigroup Cap XI	Single	—	245	184	(61)	B+	1	None	None
IBC Cap Fin II	Single	—	667	333	(334)	NR	1	None	None
BFC Capital Trust	Single	—	1,348	1,461	113	NR	1	None	None
BAC Capital Trust X	Single	—	2,496	2,004	(492)	BB	1	None	None
Nationsbank Cap Trust III	Single	—	1,568	1,095	(473)	BB	1	None	None
Bank of Florida Junior Sub Debt	Single	—	3,000	2,100	(900)	NR	1	None	None
ALESCO Preferred Funding VI	Pooled	C2	665	34	(631)	Ca	68	31.4%	62.4%
ALESCO Preferred Funding VII	Pooled	C1	2,041	215	(1,826)	Ca	69	22.9%	53.2%

At December 31, 2009, excess subordination as a percentage of remaining performing collateral for the ALESCO Preferred Funding VI and VII investments were -31.1 percent and -21.0 percent, respectively. Excess subordination is the amount of performing collateral above the amount of outstanding collateral underlying each class of the security. The Excess Subordination as a Percent of Remaining Performing Collateral reflects the difference between the performing collateral and the collateral underlying each security divided by the performing collateral. A negative number results when the paying collateral is less than the collateral underlying each class of the security. A low or negative number decreases the likelihood of full repayment of principal and interest accordingly to original contractual terms.

The Corporation owns two pooled trust preferred securities (“Pooled TRUPS”), which consists of securities issued by financial institutions and insurances companies and the Corporation holds the mezzanine tranche of such securities. Senior tranches generally are protected from defaults by over-collateralization and cash flow default protection provided by subordinated tranches, with senior tranches having the greatest protection and mezzanine tranches subordinated to the senior tranches. Our analysis of these Pooled TRUPS falls within the scope of EITF 99-20 and uses a discounted cash flow model to determine the total OTTI loss. The model

CENTER BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 — Investment Securities  – (continued)

considers the structure and term and the financial condition of the underlying issuers. Specifically, the model details interest rates, principal balances of note classes and underlying issuers and the allocation of the payments to the note classes according to a priority of payments specified in the offering circular and indenture. The current estimate of expected cash flows is based on the most recent trustee reports and other relevant market information including announcements of interest payment deferrals or defaults of underlying trust preferred securities. Assumptions used in the model include defaults rates, default rate timing profile and recovery rates. We assume no prepayments as these Pooled TRUPS were issued at comparatively tight spreads and as such, there is little incentive if any to prepay.

One of the Pooled TRUPS has incurred its third interruption of cash flow payments to date. Management reviewed the expected cash flow analysis and credit support to determine if it was probable that all principal and interest would be repaid, and recorded a $1.060 million other-than-temporary impairment charge for the three months ended December 31, 2009 and $2.460 million for the twelve months ended December 31, 2009, which represents 79.7 percent of the par amount of $3.1 million. The new cost basis for this security has been written down to $665,000. The other Pooled TRUP incurred its first interruption of cash flow payment in the fourth quarter of 2009. Management determined that an other-than-temporary impairment exists on this security as well and recorded a $973,000 charge during the fourth quarter of 2009, which represents 32.3 percent of the par amount of $3.0 million. The new cost basis for this security has been written down to $2.0 million.

During the first quarter of 2009, the Corporation recorded a $140,000 other-than-temporary impairment charge on its Lehman Brothers bond holding. Through June 30, 2009, other-than-temporary impairment charges taken on this bond amounted to $1,440,000. As part of the Corporation’s tax strategies, management elected to sell the Lehman bond holding during the third quarter of 2009.

Credit Loss Portion of OTTI Recognized in Earning on Debt Securities

(Dollars in Thousands)
Balance of credit-related OTTI at January 1, 2009	$—
Addition:
Credit losses for which other-than-temporary impairment was not previously recognized	3,761
Reduction:
Credit losses for securities sold during the period	(140)
Balance of credit-related OTTI at December 31, 2009	$3,621

The Corporation owns three variable rate private label collateralized mortgage obligations (CMOs), which were also evaluated for impairment. The Variable Rate Collateralized Mortgage Obligations were originally issued in 2006 and are 30 year Adjustable Rate Mortgage loans secured by a first lien, fully amortizing one-to-four residential mortgage loans. The tranche purchased was a Super Senior with an original credit rating of AAA/AAA. The top five states geographic concentration comprised in the deal were California 18.2 percent, Arizona 10.5 percent, Virginia 6.1 percent, Florida 6.5 percent and Nevada 6.3 percent. No one state exceeded a 25 percent concentration. These states have been heavily impacted by the financial crises and as such have sustained heavy delinquencies affecting the credit rating of the security. Management had applied aggressive default rates to identify if any credit impairment exists, as these bonds were downgraded to below investment grade. These bonds are currently paying with no interruption of cash flow. As such, management determined that an other-than-temporary impairment charge exists and recorded a $188,000 writedown to the bonds, which represents 3.4 percent of the par amount of $5.6 million. The new cost basis for these securities has been written down to $5.4 million.

CENTER BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 — Investment Securities  – (continued)

During 2009, the Corporation recorded $113,000 of other-than-temporary impairment charges relating to one equity holding in bank stocks. Due to the deterioration in the bank’s financial condition and that near term prospects in market value recovery appear remote, management determined that the expectation to recover its cost is not temporary. As such, this equity was written down to fair market value at the time of evaluation, which was December 31, 2009.

The Corporation’s investment portfolio also consists of overnight investments that were made into the Reserve Primary Fund (the “Fund”), a money market fund registered with the Securities and Exchange Commission as an investment company under the Investment Company Act of 1940. On September 22, 2008, the Fund announced that redemptions of shares of the Fund were suspended pursuant to an SEC order so that an orderly liquidation could be effected for the protection of the Fund’s investors. Through December 31, 2009, the Corporation has received five distributions from the Fund, totaling approximately 92 percent of its outstanding balance, leaving a remaining outstanding balance in the Fund of $2.943 million. On January 29, 2010, as part of the court order liquidation of the Fund, the Corporation received a sixth distribution or $2.446 million, bringing total distributions to date to approximately 99 percent. During the fourth quarter of 2009, the Corporation recorded a $364,000, or approximately 1 percent, other-than-temporary impairment charge to earnings relating to this court order liquidation of the Fund. The Corporation’s outstanding carrying balance in the Fund as of January 31, 2010 totaled $133,000.

During the third quarter of 2008, the Corporation recognized a $1.2 million other-than-temporary impairment charge on a Lehman Brothers corporate bond as a result of Lehman Brothers’ September bankruptcy filing. The Corporation deemed it prudent to mark the security down to what the Corporation believes it would receive from the bankruptcy proceedings as opposed to an attempted sale into an illiquid market. During the fourth quarter, the Corporation took an additional impairment charge of $100,000 on the same bond. The Corporation filed its claims under the Bankruptcy and received notification that Lehman will be afforded a longer time for liquidation than originally announced in order to maximize value returns on the sold assets. Management will continue to monitor the liquidation process, re-test values during that period and adjust carrying value if necessary.

During 2008, the Corporation recorded $461,000 of other-than-temporary impairment charges relating to three equity holdings in bank stocks. These equities were written down to fair value.

Temporarily Impaired Investments

For all other securities, the Corporation does not believe that the unrealized losses, which were comprised of eighty investment securities as of December 31, 2009, represent an other-than-temporary impairment. The gross unrealized losses associated with U.S. Treasury and Agency securities and Federal agency obligations, mortgage-backed securities, corporate bonds and tax-exempt securities are not considered to be other than temporary because their unrealized losses are related to changes in interest rates and do not affect the expected cash flows of the underlying collateral or issuer.

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

CENTER BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 — Investment Securities  – (continued)

The Corporation evaluates all securities with unrealized losses quarterly to determine whether the loss is other than temporary. Unrealized losses in the mortgage-backed securities category consist primarily of U.S. agency and private issue collateralized mortgage obligations. Unrealized losses in the corporate debt securities category consist of single name corporate trust preferred securities, pooled trust preferred securities and corporate debt securities issued by large financial institutions. The decline in fair value is due in large part to the lack of an active trading market for these securities, changes in market credit spreads and rating agency downgrades. For collateralized mortgage obligations, management reviewed expected cash flows and credit support to determine if it was probable that all principal and interest would be repaid. None of the corporate issuers have defaulted on interest payments. Management concluded that these securities, other than the previously mentioned two Pooled TRUPS, two private label CMOs, one equity holding and its investment in the Primary Reserve Funds, were not other-than-temporarily impaired at December 31, 2009. Future deterioration in the cash flow on collateralized mortgage obligations or the credit quality of these large financial institution issuers of corporate debt securities could result in impairment charges in the future.

In determining that the securities giving rise to the previously mentioned unrealized losses were not other than temporary, the Corporation evaluated the factors cited above, which the Corporation considers when assessing whether a security is other-than-temporarily impaired. In making these evaluations the Corporation must exercise considerable judgment. Accordingly there can be no assurance that the actual results will not differ from the Corporation’s judgments and that such differences may not require the future recognition of other-than-temporary impairment charges that could have a material affect on the Corporation’s financial position and results of operations. In addition, the value of, and the realization of any loss on, an investment security is subject to numerous risks as cited above.

The following tables indicate gross unrealized losses not recognized in income and fair value, aggregated by investment category and the length of time individual securities have been in a continuous unrealized loss position at December 31, 2009 and December 31, 2008:

	December 31, 2009
	Total		Less Than 12 Months		12 Months or Longer
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in Thousands)
Available-for-Sale:
Federal Agency Obligations	$120,504	$(2,647)	$120,402	$(2,646)	$102	$(1)
Obligations of U.S. states and political subdivisions	7,181	(484)	6,297	(458)	884	(26)
Trust preferred securities	25,253	(7,802)	3,717	(1,234)	21,536	(6,568)
Other debt securities	22,815	(3,472)	11,864	(55)	10,951	(3,417)
Equity securities	1,317	(445)	—	—	1,317	(445)
Total temporarily impaired securities	$177,070	$(14,850)	$142,280	$(4,393)	$34,790	$(10,457)

CENTER BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 — Investment Securities  – (continued)

	December 31, 2008
	Total		Less than 12 Months		12 Months or Longer
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in Thousands)
Available-for-Sale:
Federal Agency Obligations	$16,118	$(209)	$2,477	$(1)	$13,641	$(208)
Obligations of U.S. states and political subdivisions	9,542	(268)	8,740	(155)	802	(113)
Trust preferred securities	28,103	(7,279)	1,485	(16)	26,618	(7,263)
Other debt securities	48,208	(3,824)	16,358	(1,540)	31,850	(2,284)
Equity securities	500	(657)	—	—	500	(657)
Total temporarily impaired securities	$102,471	$(12,237)	$29,060	$(1,712)	$73,411	$(10,525)

Investment securities having a carrying value of approximately $185.9 million and $149.8 million at December 31, 2009 and 2008, respectively, were pledged to secure public deposits, short-term borrowings, and FHLB advances and for other purposes required or permitted by law.

Note 5 — Loans and the Allowance for Loan Losses

The following table sets forth the composition of the Corporation’s loan portfolio, net of deferred fees and costs, at December 31, 2009 and 2008, respectively:

	2009	2008
	(Dollars in Thousands)
Real estate – residential mortgage	$191,199	$240,885
Real estate – commercial	405,903	358,394
Commercial and industrial	117,912	75,415
Installment	439	1,509
Total loans	$715,453	$676,203

Included in the loan balances above are net deferred loan costs of $391,000 and $572,000 at December 31, 2009 and 2008, respectively.

At December 31, 2009 and 2008, loans to officers and directors aggregated approximately $9,006,000 and $3,893,000, respectively. During the year ended December 31, 2009, the Corporation made new loans to officers and directors in the amount of $6,075,000; payments by such persons during 2009 aggregated $962,000.

Management is of the opinion that the above loans were made on the same terms and conditions as those prevailing for comparable transactions with non-related borrowers.

CENTER BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 — Loans and the Allowance for Loan Losses  – (continued)

A summary of the activity in the allowance for loan losses is as follows:

	2009	2008	2007
	(Dollars in Thousands)
Balance at the beginning of year	$6,254	$5,163	$4,960
Provision for loan losses	3,261	1,561	350
Loans charged-off	(2,152)	(499)	(156)
Recoveries on loans previously charged-off	912	29	9
Balance at the end of year	$8,275	$6,254	$5,163

The amount of interest income that would have been recorded on non-accrual loans in 2009, 2008 and 2007 had payments remained in accordance with the original contractual terms was $276,000, $37,000 and $160,000, respectively.

At December 31, 2009, total impaired loans were approximately $8,058,000 as compared to $634,000 at December 31, 2008. The amount of related valuation allowances was $662,000 at December 31, 2009 and none at December 31, 2008. Impaired loans with a specific reserve of $662,000 amounted to $3,639,000 while $4,419,000 of impaired loans had no specific reserves. The Corporation’s total average impaired loans were $6,249,000 during 2009, $525,000 during 2008, and $1,548,000 during 2007.

At December 31, 2009, there were no commitments to lend additional funds to borrowers whose loans were non-accrual or contractually past due in excess of 90 days and still accruing interest.

The policy of the Corporation is to generally grant commercial, mortgage and installment loans to New Jersey residents and businesses within its market area. The borrowers’ abilities to repay their obligations are dependent upon various factors including the borrowers’ income and net worth, cash flows generated by the borrowers’ underlying collateral, value of the underlying collateral, and priority of the Bank’s lien on the property. Such factors are dependent upon various economic conditions and individual circumstances beyond the control of the Corporation. The Corporation is therefore subject to risk of loss. The Corporation believes its lending policies and procedures adequately minimize the potential exposure to such risks and that adequate provisions for loan losses are provided for all known and inherent risks. Collateral and/or personal guarantees are required for virtually all loans.

During the fourth quarter of 2009 the Corporation took steps to terminate a participation agreement with another New Jersey bank, as the participation ended on December 31, 2009. Accordingly the Corporation reclassified the outstanding loan of $5.1 million into other assets on its balance sheet.

Note 6 — Premises and Equipment

Premises and equipment are summarized as follows:

	Estimated Useful Life (Years)	2009	2008
	(Dollars in Thousands)
Land		$3,447	$3,447
Buildings	5 – 40	16,200	16,182
Furniture, fixtures and equipment	2 – 20	16,222	15,933
Leasehold improvements	5 – 30	1,839	1,735
Subtotal		37,708	37,297
Less: accumulated depreciation and amortization		19,848	18,809
Total premises and equipment, net		$17,860	$18,488

CENTER BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 — Premises and Equipment  – (continued)

Depreciation and amortization expense of premises and equipment for the three years ended December 31, 2009 amounted to $1,369,000 in 2009, $1,738,000 in 2008 and $1,592,000 in 2007, respectively.

Note 7 — Goodwill and Other Intangible Assets

Goodwill

Goodwill allocated to the Corporation as of December 31, 2009 and 2008 was $16,804,000. There were no changes in the carrying amount of goodwill during the fiscal years ended December 31, 2009 and 2008.

The table below provides information regarding the carrying amounts and accumulated amortization of amortized intangible assets as of the noted periods ended.

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Dollars in Thousands)
As of December 31, 2009:
Core deposits	$703	$(479)	$224
Total intangible assets	703	(479)	224
As of December 31, 2008:
Core deposits	$703	$(397)	$306
Total intangible assets	703	(397)	306
As of December 31, 2007:
Core deposits	$703	$(303)	$400
Total intangible assets	$703	$(303)	$400

The current year and estimated future amortization expense for amortized intangible assets was $82,000 for 2009 and $69,000, $56,000, $44,000, $31,000 and $18,000, respectively, for the subsequent five-year periods of 2010, 2011, 2012, 2013 and 2014.

Note 8 — Deposits

The table below provides information regarding the aggregate amount and maturity of time certificates of deposit of $100,000 or more as of December 31, 2009.

Amount
(Dollars in Thousands)
Due in one year or less	$141,827
Due in 2011	2,119
Due in 2012	753
Due in 2013	103
Total certificates of deposit $100 or more	$144,802

CENTER BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 — Borrowed Funds

Short-term borrowings at December 31, 2009 and 2008 consisted of the following:

	2009	2008
	(Dollars in Thousands)
Securities sold under agreements to repurchase	$46,109	$30,143
Federal funds purchased and FHLB short-term advances	—	15,000
Total short-term borrowings	$46,109	$45,143

The weighted average interest rate for short-term borrowings at December 31, 2009 and 2008 was 1.38 percent and 1.51 percent, respectively.

Long-term borrowings at December 31, 2009 and 2008 consisted of the following:

	2009	2008
	(Dollars in Thousands)
FHLB long-term advances	$170,144	$170,297
Securities sold under agreements to repurchase	53,000	53,000
Total long-term borrowings	$223,144	$223,297

Securities sold under agreements to repurchase had average balances of $87.9 million and $94.9 million for the years ended December 31, 2009 and 2008, respectively. The maximum amount outstanding at any month end during 2009 and 2008 was $111.5 million and $106.0 million, respectively. The average interest rate paid on securities sold under agreements to repurchase were 3.52 percent and 3.70 percent for the years ended December 31, 2009 and 2008, respectively. Overnight federal funds purchased averaged $0.5 million during 2009 as compared to $14.1 million during 2008.

The weighted average interest rates on long term borrowings at December 31, 2009 and 2008 were 4.36 percent and 4.34 percent, respectively. The maximum amount outstanding at any month-end during 2009 and 2008 was $223.3 million and $223.3 million, respectively. The average interest rates paid on Federal Home Loan Bank advances were 4.09 percent and 4.18 percent for the years ended December 31, 2009 and 2008, respectively.

At December 31, 2009 and 2008, advances from the Federal Home Loan Bank of New York (“FHLB”) amounted to $170.1 million and $170.3 million, respectively. The FHLB advances had a weighted average interest rate of 4.09 percent and 4.09 percent at December 31, 2009 and 2008, respectively. These advances are secured by pledges of FHLB stock, 1–4 family residential mortgages, commercial real estate mortgages and U.S. Government and Federal Agency obligations. The advances are subject to quarterly call provisions at the discretion of the FHLB and at December 31, 2009 and 2008, are contractually scheduled for repayment as follows:

	2009	2008
	(Dollars in Thousands)
2010	$40,144	$40,297
2011	10,000	10,000
2013	5,000	5,000
2016	20,000	20,000
2017	55,000	55,000
2018	40,000	40,000
Total	$170,144	$170,297

CENTER BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 — Borrowed Funds  – (continued)

The securities sold under repurchase agreements to other counterparties included in long-term debt totaled $53.0 million at December 31, 2009 and $53.0 million at December 31, 2008. The weighted average rate at December 31, 2009 and 2008 was 5.23 percent and 4.54 percent, respectively. The schedule for contractual repayment is as follows:

	2009	2008
	(Dollars in Thousands)
2011	$12,000	$12,000
2015	10,000	10,000
2017	15,000	15,000
2018	16,000	16,000
Total	$53,000	$53,000

Note 10 — Subordinated Debentures

During 2003, the Corporation formed a statutory business trust, which exists for the exclusive purpose of (i) issuing Trust Securities representing undivided beneficial interests in the assets of the Trust; (ii) investing the gross proceeds of the Trust securities in junior subordinated deferrable interest debentures (subordinated debentures) of the Corporation; and (iii) engaging in only those activities necessary or incidental thereto. These subordinated debentures and the related income effects are not eliminated in the consolidated financial statements as the statutory business trust is not consolidated in accordance with FASB ASC 810-10 (previously FASB Interpretation No. 46(R) “Consolidation of Variable Interest Entities”). Distributions on the subordinated debentures owned by the subsidiary trusts below have been classified as interest expense in the Consolidated Statements of Income.

The following table summarizes the mandatory redeemable trust preferred securities of the Corporation’s Statutory Trust II at December 31, 2009.

Issuance Date	Securities Issued	Liquidation Value	Coupon Rate	Maturity	Redeemable by Issuer Beginning
12/19/03	$5,000,000	$1,000 per Capital Security	Floating 3-month LIBOR + 285 Basis Points	01/23/2034	01/23/2009

Note 11 — Income Taxes

The current and deferred amounts of income tax expense (benefit) for the years ended December 31, 2009, 2008 and 2007, respectively, are as follows:

	2009	2008	2007
	(Dollars in Thousands)
Current:
Federal	$(19)	$104	$1,693
State	146	242	313
Subtotal	127	346	2,006
Deferred:
Federal	1,238	1,184	(3,731)
State	115	37	(1,208)
Subtotal	1,353	1,221	(4,939)
Income tax expense (benefit)	$1,480	$1,567	$(2,933)

CENTER BANCORP, INC. AND SUBSIDIARIES

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

Reconciliation between the amount of reported income tax expense and the amount computed by applying the statutory Federal income tax rate is as follows:

	2009	2008	2007
	(Dollars in Thousands)
Income before income tax expense	$6,053	$7,409	$923
Federal statutory rate	34%	34%	34%
Computed “expected” Federal income tax expense	2,058	2,519	314
State tax, net of Federal tax benefit	173	184	(591)
Bank owned life insurance	(393)	(409)	(313)
Tax-exempt interest and dividends	(334)	(798)	(1,080)
Internal entity reorganization of subsidiaries	—	—	(1,285)
Other, net	(24)	71	22
Income tax expense (benefit)	$1,480	$1,567	$(2,933)

The tax effects of temporary differences that give rise to significant portions of the deferred tax asset and deferred tax liability at December 31, 2009 and 2008 are presented below:

	2009	2008
	(Dollars in Thousands)
Deferred tax assets:
Impaired assets	$1,661	$676
Allowance for loan losses	3,121	2,314
Employee benefit plans	54	165
Unrealized loss on securities available-for-sale and tax benefits related to adoption of FASB ASC 715-10 (previously known as FASB No 158)	7,088	5,800
Other	507	406
Federal NOL and AMT Credits	4,471	7,426
NJ NOL and AMA credits	1,813	2,152
Total deferred tax assets	$18,715	$18,939
Deferred tax liabilities:
Depreciation	$243	$235
Market discount accretion	61	108
Deferred loan costs, net of fees	502	581
Purchase accounting	89	130
Total deferred tax liabilities	895	1,054
Net deferred tax asset	$17,820	$17,885

CENTER BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11 — Income Taxes  – (continued)

Based on the Corporation’s historical and current taxable income and the projected future taxable income, management believes it is more likely than not that the Corporation will realize the benefit of the net deductible temporary differences existing at December 31, 2009 and 2008, respectively.

At December 31, 2009, the Corporation has federal income tax loss carry forwards of approximately $7.1 million, which have expirations beginning in the year 2020 and has state income tax loss carry forwards of approximately $26.9 million, which have expirations beginning in the year 2011.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependant upon the generation of future taxable income during periods in which those temporary differences become deductible, Management considers the scheduled reversal of deferred tax liabilities, the projected future taxable income, and tax planning strategies in making this assessment. During 2009 and 2008, based on the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, the Corporation believes the net deferred tax assets are more likely than not to be realized.

The Corporation’s federal income tax returns are open and subject to examination from the 2006 tax return year and forward. The Corporation’s state income tax returns are generally open from the 2006 and later tax return years based on individual state statute of limitations.

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

A substantial portion of the Bank’s loans is secured by real estate located in New Jersey. Accordingly, the collectability of a substantial portion of the loan portfolio of the Bank is susceptible to changes in the real estate market.

CENTER BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12 — Commitments, Contingencies and Concentrations of Credit Risk  – (continued)

The following table provides a summary of financial instruments with off-balance sheet risk at December 31, 2009 and 2008:

	2009	2008
	(Dollars in Thousands)
Commitments under commercial loans and lines of credit	$70,076	$71,271
Home equity and other revolving lines of credit	54,572	61,886
Outstanding commercial mortgage loan commitments	33,659	31,831
Standby letters of credit	1,676	2,357
Performance letters of credit	11,466	13,745
Outstanding residential mortgage loan commitments	4,153	1,588
Overdraft protection lines	5,058	4,480
Other consumer	11	36
Total	$180,671	$187,194

Other expenses include rentals for premises and equipment of $704,000 in 2009, $1,092,000 in 2008 and $1,004,000 in 2007. At December 31, 2006, the Corporation was obligated under a number of non-cancelable leases for premises and equipment, many of which provide for increased rentals based upon increases in real estate taxes and the cost of living index. These leases, most of which have renewal provisions, are principally operating leases. Minimum rentals under the terms of these leases for the years 2010 through 2014 are $592,000, $607,000, $625,000, $500,000 and $533,000, respectively. Minimum rentals due 2015 and after are $4,857,000.

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

Note 13 — Stockholders’ Equity, Regulatory Requirements and Subsequent Event

On January 12, 2009, the Corporation issued $10 million in nonvoting senior preferred stock to the U.S. Department of Treasury under the Capital Purchase Program. As part of the transaction, the Corporation also issued warrants to the U.S. Treasury to purchase 173,410 shares of common stock of the Corporation at an exercise price of $8.65 per share. As previously announced, the Corporation’s voluntary participation in the Capital Purchase Program amounted to approximately 50 percent of what the Corporation had qualified for under the U.S. Treasury program. The Corporation believes that its participation in this program will strengthen its current well-capitalized position. The funding will be used to support future loan growth. As a result of the successful completion of the rights offering in October 2009, the number of shares underlying the warrants held by the U.S. Treasury was reduced to 86,705 shares, or 50 percent of the original 173,410 shares as outlined by the provisions of the Capital Purchase Program.

Federal Deposit Insurance Corporation (“FDIC”) and the Board of Governors of the Federal Reserve System (“FRB”) regulations require banks to maintain minimum levels of regulatory capital. Under the regulations in effect at December 31, 2009, the Bank was required to maintain (i) a minimum leverage ratio of Tier I capital to total adjusted assets of 4.00 percent, and (ii) minimum ratios of Tier I and total capital to risk-weighted assets of 4.00 percent and 8.00 percent, respectively.

Under its prompt corrective action regulations, the regulators are required to take certain supervisory actions with respect to an undercapitalized institution. Such actions could have a direct material effect on the institution’s financial statements. The regulations establish a framework for the classification of financial

CENTER BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13 — Stockholders’ Equity, Regulatory Requirements and Subsequent Event  – (continued)

institutions into five categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. Generally, an institution is considered well capitalized if it has a leverage (Tier I) capital ratio of at least 5.00 percent; a Tier I risk-based capital ratio of at least 6.00 percent; and a total risk-based capital ratio of at least 10.00 percent.

The foregoing capital ratios are based in part on specific quantitative measures of assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by the regulators about capital components, risk weightings and other factors. The Comptroller of the Currency (“OCC”) has established higher minimum capital ratios for the Bank effective as of December 31, 2009: Tier 1 Risk-Based Capital of 10.0 percent, Total Risk-Based Capital of 12.0 percent and Tier 1 Leverage Capital of 8.0 percent. Similar categories apply to bank holding companies. At December 31, 2009, the Bank’s capital ratios were all above the minimum levels required, other than the Tier 1 Leverage Capital ratio, which was slightly below the 8.0 percent established by the OCC for the Bank.

At December 31, 2009, management believes that the Bank and the Parent Corporation met all capital adequacy requirements to which they are subject, other than the Tier 1 Leverage Capital ratio, which was slightly below the 8.0 percent established by the OCC for the Bank.

The following is a summary of the Bank’s and the Parent Corporation’s actual capital amounts and ratios as of December 31, 2009 and 2008, compared to the FRB and FDIC minimum capital adequacy requirements and the FRB and FDIC requirements for classification as a well-capitalized institution.

	Union Center National Bank Actual		Minimum Capital Adequacy		For Classification Under Corrective Action Plan as Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
December 31, 2009 Leverage (Tier 1) capital	$97,116	7.62%	$52,131	4.00%	$64,313	5.00%
Risk-Based Capital:
Tier 1	$97,116	11.25%	$34,521	4.00%	$51,781	6.00%
Total	105,402	12.21%	69,042	8.00%	86,302	10.00%
December 31, 2008 Leverage (Tier 1) capital	76,598	7.54%	41,655	4.00%	51,214	5.00%
Risk-Based Capital:
Tier 1	$76,598	9.99%	$30,672	4.00%	$46,008	6.00%
Total	82,852	10.80%	61,344	8.00%	76,680	10.00%

CENTER BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13 — Stockholders’ Equity, Regulatory Requirements and Subsequent Event  – (continued)

	Parent Corporation Actual		Minimum Capital Adequacy		For Classification as Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
December 31, 2009 Leverage (Tier 1) capital	$99,338	7.80%	$52,141	4.00%	$64,325	5.00%
Risk-Based Capital:
Tier 1	$99,338	11.51%	$34,534	4.00%	$51,801	6.00%
Total	107,613	12.46%	69,067	8.00%	N/A	N/A
December 31, 2008 Leverage (Tier 1) capital	78,237	7.71%	41,619	4.00%	51,618	5.00%
Risk-Based Capital:
Tier 1	$78,237	10.20%	$30,675	4.00%	$46,013	6.00%
Total	84,491	11.02%	61,350	8.00%	N/A	N/A

The Corporation issued $5.2 million of subordinated debentures in 2003. These securities are included as a component of Tier 1 Capital for regulatory purposes.

On March 1, 2005, the Federal Reserve adopted a final rule that allows the continued inclusion of outstanding and prospective issuances of trust preferred securities in the Tier I Capital of bank holding companies, subject to stricter quantitative limits and qualitative standards. The new quantitative limits became effective after a five-year transition period ending March 31, 2009. Under the final rules, trust preferred securities and other restricted core capital elements are limited to 25% of all core capital elements. Amounts of restricted core capital elements in excess of these limits may be included in Tier II Capital. Based on a review of the final rule, the Corporation believes that its trust preferred issues qualify as Tier I Capital. However, in the event that the trust preferred issues do not qualify as Tier I Capital, the Corporation would remain well-capitalized.

Note 14 — Comprehensive Income

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

Disclosure of comprehensive income for the years ended December 31, 2009, 2008 and 2007 is presented in the Consolidated Statements of Changes in Stockholders’ Equity. The table below provides a reconciliation of the components of other comprehensive income to the disclosure provided in the statement of changes in stockholders’ equity.

CENTER BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14 — Comprehensive Income  – (continued)

The components of other comprehensive income (loss), net of taxes, were as follows for the following fiscal years ended December 31:

	Years Ended December 31,
	2009	2008	2007
	(Dollars in Thousands)
Unrealized losses on debt securities for which a portion of the impairment has been recognized in income	$(1,830)	$—	$—
Reclassification adjustments of OTTI losses included in income	(4,238)	—	—
Unrealized losses on other available for sale securities	(1,979)	(3,328)	(4,079)
Reclassification adjustment for net gain/(loss) arising during this period	4,729	655	312
Net unrealized losses	(3,318)	(2,673)	(3,767)
Tax effect	1,354	1,584	1,163
Net of tax amount	(1,964)	(1,089)	(2,604)
Change in minimum pension liability	25	—	—
Tax effect	(10)	—	—
Net of tax amount	15	—	—
Net actuarial gains (losses)	142	(3,332)	(583)
Tax effect	(57)	1,333	233
Net of tax amount	85	(1,999)	(350)
Change in pension plan – curtailment	—	—	1,353
Tax effect	—	—	(541)
Net of tax amount	—	—	812
Market value adjustment on securities transferred from held-to-maturity to available-for-sale	—	—	(459)
Tax effect	—	—	187
Net of tax amount	—	—	(272)
Other comprehensive loss, net of tax	$(1,864)	$(3,088)	$(2,414)

Accumulated other comprehensive loss at December 31, 2009 and 2008 consisted of the following:

	2009	2008
	(Dollars in Thousands)
Investment securities available for sale, net of tax	$(8,428)	$(6,464)
Defined benefit pension and post-retirement plans, net of tax	(2,348)	(2,448)
Total	$(10,776)	$(8,912)

Note 15 — Pension and Other Benefits

Defined Benefit Plans

The Corporation maintained a non-contributory pension plan for substantially all of its employees until September 30, 2007, at which time the Corporation froze its defined benefit pension plan. The benefits are based on years of service and the employee’s compensation over the prior five-year period. The plan’s benefits are payable in form of a ten year certain and life annuity. The plan is intended to be a tax-qualified defined benefit plan under Section 401(a) of the Internal Revenue Code. The Pension Plan, which has been in effect since March 15, 1950, generally covers employees of Union Center National Bank and the Parent Corporation

CENTER BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15 — Pension and Other Benefits  – (continued)

who have attained age 21 and completed one year of service. Payments may be made under the Pension Plan once attaining the normal retirement age of 65 and is generally equal to 44 percent of a participant’s highest average compensation over a 5-year period.

In addition, the Corporation has a non-qualified retirement plan that is designed to supplement the pension plan for key employees. The plan is known as the Union Center National Bank Benefit Equalization Plan, or “BEP”. The BEP is a nonqualified, unfunded supplemental retirement plan, which is designed to replace the benefits that cannot be provided under the terms of the Pension Plan solely due to certain compensation and benefit limits placed on tax-qualified pension plans under the Internal Revenue Code. Benefits under the BEP Plan were paid out in 2009.

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

In 1999, the Corporation adopted a Director’s Retirement Plan, which is designed to provide retirement benefits for members of the Board of Directors. There was no recorded expense associated with the plan in 2009, 2008 and 2007. During the third quarter of 2008, the Corporation recognized a $272,000 benefit relating to a lump-sum payment and termination of the Directors Retirement Plan. This benefit represented the difference between the actuarial present value of the lump-sum payments and the accrued liability previously recorded on the Corporation’s balance sheet.

CENTER BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15 — Pension and Other Benefits  – (continued)

The following table sets forth changes in projected benefit obligation, changes in fair value of plan assets, funded status, and amounts recognized in the consolidated statements of condition for the Corporation’s pension plans at December 31, 2009 and 2008.

	2009	2008
	(Dollars in Thousands)
Change in Benefit Obligation:
Projected benefit obligation at beginning of year	$9,923	$11,497
Service cost	—	—
Interest cost	606	676
Actuarial loss	617	107
Benefits paid	(486)	(663)
Curtailments	—	(719)
Settlement	—	(975)
Projected benefit obligation at end of year	$10,660	$9,923
Change in Plan Assets:
Fair value of plan assets at beginning year	$5,734	$9,008
Actual return on plan assets	930	(2,728)
Employer contributions	474	1,092
Benefits paid	(486)	(663)
Settlement	—	(975)
Fair value of plan assets at end of year	$6,652	$5,734
Funded status	$(4,008)	$(4,189)

Amounts related to unrecognized actuarial losses for the plan, on a pre-tax basis, that have been recognized in accumulated other comprehensive loss at December 31, 2009 and 2008 amounted to $3,914,000 and $4,082,000, respectively.

The net periodic pension cost for 2009, 2008 and 2007 includes the following components:

	2009	2008	2007
	(Dollars in Thousands)
Service cost	$—	$—	$627
Interest cost	606	701	707
Expected return on plan assets	(288)	(658)	(674)
Net amortization and deferral	—	—	13
Recognized curtailment gain	—	—	(1,155)
Net periodic pension expense (benefit)	$318	$43	$(482)

The following table presents the assumptions used to calculate the projected benefit obligation in each of the last three years.

	2009	2008	2007
Discount rate	5.75%	6.25%	5.75%
Rate of compensation increase	N/A	N/A	4.25%
Expected long-term rate of return on plan assets	5.00%	7.50%	7.50%

CENTER BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15 — Pension and Other Benefits  – (continued)

The following information is provided at December 31:

	2009	2008	2007
	(Dollars in Thousands)
Information for Plans With a Benefit Obligation in Excess of Plan Assets
Projected benefit obligation	$10,660	$9,923	$11,497
Accumulated benefit obligation	10,660	9,923	11,497
Fair value of plan assets	6,652	5,734	9,008
Assumptions
Weighted average assumptions used to determine benefit obligation at December 31
Discount rate	6.25%	6.25%	6.25%
Rate of compensation increase	N/A	N/A	N/A
Weighted average assumptions used to determine net periodic benefit cost for years ended December 31
Discount rate	6.25%	6.25%	5.75%
Expected long-term return on plan assets	5.00%	7.50%	7.50%
Rate of compensation increase	N/A	N/A	4.25%

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

Plan Assets

The Union Center National Bank Pension Trust’s weighted-average asset allocation at December 31, 2009, 2008 and 2007, by asset category, is as follows:

Asset Category	2009	2008	2007
Equity securities	44%	48%	80%
Debt and/or fixed income securities	46%	34%	20%
Alternative investments, including commodities, foreign currency and real estate	5%	9%	—
Cash and other alternative investments, including hedge funds, equity structured notes	5%	9%	—
Total	100%	100%	100%

CENTER BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15 — Pension and Other Benefits  – (continued)

The general investment policy of the Pension Trust is for the fund to experience growth in assets that will allow the market value to exceed the value of benefit obligations over time. Appropriate diversification on a total fund basis is achieved by following an allowable range of commitment within asset category, as follows:

	Range	Target
Equity securities	36 – 52%	44%
Debt and/or fixed income securities	38 – 54%	46%
International equity	N/A	N/A
Short term	N/A	N/A
Other	7 – 14%	10%

The fair value of the Corporation’s pension plan assets at December 31, 2009, by asset category, are as follows:

		Fair Value Measurements at Reporting Date Using
	December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in Thousands)
Cash	$1,020	$1,020	$—	$—
Equity Securities:
U.S. companies	1,327	1,327	—	—
International companies	1,163	1,163	—	—
U.S. Treasury securities	2,301	2,301	—	—
Corporate bonds	340	340	—	—
Commodities	170	170	—	—
Hedge funds	331	—	—	331
Total	$6,652	$6,321	$—	$331

The following table presents the changes in pension plan asset with significant unobservable inputs (Level 3) for the year ended December 31:

2009
(Dollars in Thousands)
Beginning balance, January 1,	$663
Actual return on plan assets:
Relating to assets still held at the reporting date	88
Relating to assets sold during the period	—
Purchases, sales and settlements	—
Transfers out of Level 3	(420)
Ending balance, December 31,	$331

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

CENTER BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15 — Pension and Other Benefits  – (continued)

Cash Flows

Contributions

The Bank expects to contribute $646,000 to its Pension Trust in 2010.

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid in each year 2010, 2011, 2012, 2013, 2014 and years 2015-2019, respectively: $641,464, $655,491, $740,493, $768,895, $803,473 and $4,124,112.

401(k) Benefit Plan

The Corporation maintains a 401(k) employee savings plan to provide for defined contributions which covers substantially all employees of the Corporation. Prior to October 1, 2007, the Corporation’s contributions to the plan were limited to fifty percent of a matching percentage of each employee’s contribution up to six percent of the employee’s salary. Effective October 1, 2007, the Corporation redesigned its 401(k) plan to provide a dollar-for-dollar matching contribution up to six percent of salary deferrals. For 2009, 2008 and 2007, employer contributions amounted to $266,000, $281,000 and $193,000, respectively.

Note 16 — Stock Based Compensation

Stock Option Plans

At December 31, 2009, the Corporation maintained two stock-based compensation plans from which new grants could be issued. The 2009 Equity Incentive Plan permits the grant of “incentive stock options” as defined under the Internal Revenue Code, non-qualified stock options, restricted stock awards and restricted stock unit awards to employees, including officers, and consultants of the Corporation and its subsidiaries. The 2003 Non-Employee Director Stock Option Plan permits the grant of non-qualified stock options to the Corporation’s non-employee directors. An aggregate of 400,000 shares remain available for grant under the 2009 Equity Incentive Plan and an aggregate of 452,874 shares remain available for grant under the 2003 Non-Employee Director Stock Option Plan. Such shares may be treasury shares, newly issued shares or a combination thereof.

Options have been granted to purchase common stock principally at the fair market value of the stock at the date of grant. Options are exercisable over a three year vesting period starting one year after the date of grant and generally expire ten years from the date of grant.

The total compensation expense related to these plans was $77,000, $128,000 and $151,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

For the year ended December 31, 2009, the Corporation’s income before income taxes and net income was reduced by $77,000 and $51,000, respectively, as a result of the compensation expense related to stock options. For the year ended December 31, 2008, the Corporation’s income before income taxes and net income was reduced by $128,000 and $84,000, respectively. For the year ended December 31, 2007, the Corporation’s income before income taxes and net income was reduced by $151,000 and $100,000, respectively.

Under the principal option plans, the Corporation may grant restricted stock awards to certain employees. Restricted stock awards are non-vested stock awards. Restricted stock awards are independent of option grants and are generally subject to forfeiture if employment terminates prior to the release of the restrictions. Such awards generally vest during a period specified at the date of grant. During that period, ownership of the shares cannot be transferred. Restricted stock has the same cash dividend and voting rights as other common stock and is considered to be currently issued and outstanding. The Corporation expenses the cost of the restricted stock awards, which is determined to be the fair market value of the shares at the date of grant,

CENTER BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16 — Stock Based Compensation  – (continued)

ratably over the period during which the restrictions lapse. During 2009, no shares were awarded while in 2008, there were 3,028 shares awarded. During 2007, no shares were awarded. All shares were issued from Treasury shares. In 2009, there were no compensation costs related to restricted stock awards included in salary expense. The amount of compensation cost related to restricted stock awards included in salary expense was approximately $25,000 in 2008 and none in 2007. As of December 31, 2009, all shares of restricted stock awards were vested. Thus, there were no restricted stock awards outstanding at December 31, 2009 and 2008.

Options covering 38,203, 38,203 and 38,203 shares were granted on March 1, 2009, March 1, 2008 and June 1, 2007, respectively. The fair value of share-based payment awards was estimated using the Black-Scholes option pricing model with the following assumptions and weighted average fair values:

	2009	2008	2007
Weighted average fair value of grants	$1.48	$3.10	$6.48
Risk-free interest rate	1.90%	3.03%	4.92%
Dividend yield	4.69%	2.43%	2.51%
Expected volatility	33.0%	30.2%	47.4%
Expected life in months	69	88	72

Option activity under the principal option plans as of December 31, 2009 and changes during the twelve months ended December 31, 2009 were as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2008	185,164	$10.45
Granted	38,203	7.67
Exercised	(9,289)	6.07
Forfeited/cancelled/expired	(22,076)	11.04
Outstanding at December 31, 2009	192,002	$10.04	5.82	$91,679
Exercisable at December 31, 2009	124,271	$10.05	4.36	$48,267

The aggregate intrinsic value of options above represents the total pre-tax intrinsic value (the difference between the Corporation’s closing stock price on the last trading day of the twelve-months of fiscal 2009 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2009. This amount changes based on the fair market value of the Parent Corporation’s stock.

CENTER BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16 — Stock Based Compensation  – (continued)

As of December 31, 2009, $143,000 of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 2.1 years. Changes in options outstanding during the past three years were as follows:

Stock Option Plan	Shares	Exercise Price Range per Share
Outstanding, December 31, 2006 (262,527 shares exercisable)	340,850	$6.07 to $15.12
Granted during 2007	38,203	$15.73
Exercised during 2007	(95,861)	$6.07 to $10.66
Expired or canceled during 2007	(18,937)	$10.50 to $15.73
Outstanding, December 31, 2007 (188,273 shares exercisable)	264,255	$6.07 to $15.73
Granted during 2008	38,203	$11.15
Exercised during 2008	(25,583)	$6.07 to $10.66
Expired or canceled during 2008	(91,711)	$6.07 to $15.73
Outstanding, December 31, 2008 (125,468 shares exercisable)	185,164	$6.07 to $15.73
Granted during 2009	38,203	$7.67
Exercised during 2009	(9,289)	$6.07
Expired or canceled during 2009	(22,076)	$6.07 to $15.73
Outstanding, December 31, 2009 (124,271 shares exercisable)	192,002	$7.67 to $15.73

Under the Director Stock Option Plan, there were stock options granted with a weighted average fair value of 38,203 and $1.48, 38,203 and $3.10 and 38,203 and $6.48 during the years ended December 31, 2009, 2008 and 2007, respectively. There were no stock options granted under the Employee Stock Incentive Plan during the years ended December 31, 2009, 2008 and 2007.

Note 17 — Dividends and Other Restrictions

Certain restrictions, including capital requirements, exist on the availability of undistributed net profits of the Bank for the future payment of dividends to the Parent Corporation. A dividend may not be paid if it would impair the capital of the Bank. Furthermore, prior approval by the Comptroller of the Currency is required if the total of dividends declared in a calendar year exceeds the total of the Bank’s net profits for that year combined with the retained profits for the two preceding years. Pursuant to a Memorandum of Understanding (“MOU”) between the Bank and the Office of the Comptroller of the Currency (“OCC”), the Bank may not declare dividends without prior approval of the OCC. At December 31, 2009, approximately $5.2 million was available for payment of dividends based on the preceding guidelines.

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

CENTER BANCORP, INC. AND SUBSIDIARIES

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

The following information should not be interpreted as an estimate of the fair value of the entire Corporation since a fair value calculation is only provided for a limited portion of the Corporation’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Corporation’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Corporation’s assets measured at fair value on a recurring basis at December 31, 2009 and December 31, 2008:

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

CENTER BANCORP, INC. AND SUBSIDIARIES

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

At December 31, 2009, the Corporation’s two pooled trust preferred securities and one private issue single name trust preferred security were classified as Level 3. During 2009, there was a marked improvement in the pricing of financial institutions debt securities. As a result, all private label collateralized mortgage obligations (“CMOs”), and all but one of the single issuer trust preferred securities, were transferred back to Level 2 pricing. Market pricing for these Level 3 securities varied widely from one pricing service to another based on the lack of trading. As such, these securities were considered to no longer have readily observable market data that was accurate to support a fair value as prescribed by FASB ASC 820-10-05. The fair value measurement objective remained the same in that the price received by the Corporation would result from an orderly transaction (an exit price notion) and that the observable transactions considered in fair value were not forced liquidations or distressed sales at the measurement date.

In regards to the pooled trust preferred securities (“pooled TRUPS”) and the private issue single name trust preferred security (“single name TRUP”), or collectively (“TRUPS”), the Corporation was able to determine fair value of the TRUPS using a market approach validation technique based on Level 2 inputs that did not require significant adjustments. The Level 2 inputs included:

(a)	Quoted prices in active markets for similar TRUPS with insignificant adjustments for differences between the TRUPS that the Corporation holds and similar TRUPS.
(b)	Quoted prices in markets that are not active that represent current transactions for the same or similar TRUPS that do not require significant adjustment based on unobservable inputs.

Since June 30, 2008, the market for these TRUPS has become increasingly inactive. The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which these TRUPS trade and then by a significant decrease in the volume of trades relative to historical levels as well as other relevant factors. At December 31, 2009, the Corporation determined that the market for similar TRUPS had stabilized. That determination was made considering that there are more observable transactions for similar TRUPS, the prices for those transactions that have occurred are current and or represent fair value, and the observable prices for those transactions have stabilized over time, thus increasing the potential relevance of those observations. However, the Corporation’s three TRUPS at December 31, 2009 have been classified within Level 3 because the Corporation determined that significant adjustments using unobservable inputs are required to determine a true fair value at the measurement date.

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

The fair value as of December 31, 2009 was determined by discounting the expected cash flows over the life of the security. The discount rate was determined by deriving a discount rate when the markets were considered more active for this type of security. To this estimated discount rate, additions were made for more liquid markets and increased credit risk as well as assessing the risks in the security, such as default risk and

CENTER BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 18 — Fair Value Measurements and Fair Value of Financial Instruments  – (continued)

severity risk. With the exception of the two pooled trust preferred securities, for which $3.4 million of impairment charges were taken to earnings during 2009, the securities continue to make scheduled cash flows and no material cash flow payment defaults have occurred to date.

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

Deposits

The fair value of deposits with no stated maturity, such as non-interest-bearing demand deposits, savings and interest-bearing checking accounts, and money market and checking accounts, is equal to the amount payable on demand as of December 31, 2009 and 2008. The fair value of certificates of deposit is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities.

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

CENTER BANCORP, INC. AND SUBSIDIARIES

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

For financial assets and liabilities measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2009 and December 31, 2008 are as follows:

		Fair Value Measurements at Reporting Date Using
	December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in Thousands)
Financial Instruments Measured at Fair Value on a Recurring Basis:
U.S. Treasury & Agency Securities	$2,089	$2,089	$—	$—
Federal Agency Obligations	214,585	55,470	159,115	—
Obligations of U.S. States and Political Subdivision	19,281	—	19,281	—
Trust preferred securities	26,715	—	24,366	2,349
Other debt securities	29,921	7,248	22,673	—
Equity securities	5,533	5,533	—	—
Securities available-for-sale	$298,124	$70,340	$225,435	$2,349

		Fair Value Measurements at Reporting Date Using
	December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in Thousands)
Financial Instruments Measured at Fair Value on a Recurring Basis:
U.S. Treasury & Agency Securities	$100	$100	$—	$—
Federal Agency Obligations	82,797	—	82,797	—
Obligations of U.S. States and Political Subdivision	52,094	2,190	49,904	—
Trust preferred securities	31,771	—	14,713	17,058
Other debt securities	59,362	3,816	49,050	6,496
Equity securities	16,590	16,590	—	—
Securities available-for-sale	$242,714	$22,696	$196,464	$23,554

CENTER BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 18 — Fair Value Measurements and Fair Value of Financial Instruments  – (continued)

The following table presents the changes in securities available-for-sale with significant unobservable inputs (Level 3) for the year ended December 31, 2009 and December 31, 2008:

2009
(Dollars in Thousands)
Beginning balance, January 1,	$23,554
Transfers out of Level 3	(19,855)
Principal interest deferrals	139
Total net losses included in net income	(4,403)
Total net unrealized gains	2,914
Ending balance, December 31,	$2,349

2008
(Dollars in Thousands)
Beginning balance, January 1,	$—
Transfers in (out) of Level 3	27,629
Principal paydowns	(309)
Total net unrealized losses	(3,766)
Ending balance, December 31,	$23,554

Assets Measured at Fair Value on a Non-Recurring Basis

For assets measured at fair value on a non-recurring basis, the fair value measurements at December 31, 2009 are as follows:

		Fair Value Measurements at Reporting Date Using
	December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in Thousands)
Assets Measured at Fair Value on a Non-Recurring Basis:
Impaired loans	$8,058	$—	$—	$8,058

At December 31, 2009 and 2008, impaired loans totaled $8,058,000 and $634,000, respectively. The amount of related valuation allowances was $662,000 at December 31, 2009 and none at December 31, 2008.

The following methods and assumptions were used to estimate the fair values of the Corporation’s assets measured at fair value on a non-recurring basis at December 31, 2009 and 2008:

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

CENTER BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 18 — Fair Value Measurements and Fair Value of Financial Instruments  – (continued)

Other Real Estate Owned

Certain assets such as other real estate owned (“OREO”) are measured at fair value less cost to sell. The Corporation believes that the fair value component in its valuation follows the provisions of FASB ASC 820-10-05. Fair value of OREO is determined by sales agreements or appraisals by qualified licensed appraisers approved and hired by the Corporation. Costs to sell associated with OREO is based on estimation per the terms and conditions of the sales agreements or appraisal. At December 31, 2009, the Corporation held no OREO as the residential real estate condominium project was sold during the third quarter of 2009.

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

Estimated fair values have been determined by the Corporation using the best available data and an estimation methodology suitable for each category of financial instruments. For those loans and deposits with floating interest rates, it is presumed that estimated fair values generally approximate the recorded book balances. The estimation methodologies used, the estimated fair values, and the recorded book balances at December 31, 2009 and 2008, were as follows:

	December 31,
	2009		2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in Thousands)
FINANCIAL ASSETS:
Cash and cash equivalents	$89,168	$89,168	$15,031	$15,031
Investment securities available-for-sale	298,124	298,124	242,714	242,714
Net loans	707,178	713,474	669,949	673,976
Restricted investment in bank stocks	10,672	10,672	10,230	10,230
Accrued interest receivable	4,033	4,033	4,154	4,154
FINANCIAL LIABILITIES:
Non-interest-bearing deposits	130,518	130,518	113,319	113,319
Interest-bearing deposits	683,187	683,974	546,218	548,747
Federal funds purchased, securities sold under agreement to repurchase and FHLB advances	269,253	279,219	268,440	296,144
Subordinated debentures	5,155	5,155	5,155	4,875
Accrued interest payable	1,825	1,825	2,201	2,201

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

Fair value estimates are based on existing balance sheet financial instruments, without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. For example, there are certain significant assets and liabilities that are not considered

CENTER BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 18 — Fair Value Measurements and Fair Value of Financial Instruments  – (continued)

financial assets or liabilities, such as the brokerage network, deferred taxes, premises and equipment, and goodwill. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in the estimates.

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

Note 19 — Parent Corporation Only Financial Statements

The Parent Corporation operates its wholly-owned subsidiary, Union Center National Bank. The earnings of this subsidiary are recognized by the Corporation using the equity method of accounting. Accordingly, earnings are recorded as increases in the Corporation’s investment in the subsidiaries and dividends paid reduce the investment in the subsidiaries. The ability of the Parent Corporation to pay dividends will largely depend upon the dividends paid to it by the Bank. Dividends payable by the Bank to the Corporation are restricted under supervisory regulations (see Note 17 of the Notes to Consolidated Financial Statements).

Condensed financial statements of the Parent Corporation only are as follows:

Condensed Statements of Condition

	At December 31,
	2009	2008
	(Dollars in Thousands)
ASSETS
Cash and cash equivalents	$2,683	$922
Investment in subsidiaries	104,946	85,229
Securities available for sale	501	1,255
Other assets	248	1,306
Total assets	$108,378	$88,712
LIABILITIES AND STOCKHOLDERS’ EQUITY
Other liabilities	$280	$1,041
Securities sold under repurchase agreement	392	803
Subordinated debentures	5,155	5,155
Stockholders’ equity	102,551	81,713
Total liabilities and stockholders’ equity	$108,378	$88,712

Condensed Statements of Income

	For Years Ended December 31,
	2009	2008	2007
	(Dollars in Thousands)
Income:
Dividend income from subsidiaries	$2,474	$4,675	$7,074
Other income	3	37	58
Net securities gains (losses)	(325)	(413)	95
Management fees	298	275	221
Total Income	2,450	4,574	7,448
Expenses	(604)	(623)	(1,718)
Income before equity in undistributed earnings (loss) of subsidiaries	1,846	3,951	5,730
Equity in undistributed earnings (loss) of subsidiaries	2,727	1,891	(1,874)
Net Income	$4,573	$5,842	$3,856

CENTER BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 19 — Parent Corporation Only Financial Statements  – (continued)

Condensed Statements of Cash Flows

	For Years Ended December 31
	2009	2008	2007
	(Dollars in Thousands)
Cash flows from operating activities:
Net income	$4,573	$5,842	$3,856
Adjustments to reconcile net income to net cash provided by operating activities:
Net securities losses (gains)	325	413	(95)
Equity in undistributed loss (earnings) of subsidiary	(2,727)	(1,891)	1,874
Change in deferred tax asset	(111)	(1,542)	—
Decrease (increase) in other assets	1,838	41	1,516
Increase (decrease) in other liabilities	(844)	1,610	(1,114)
Stock based compensation	77	128	151
Net cash provided by operating activities	3,131	4,601	6,188
Cash flows from investing activities:
Purchases of available-for-sale securities	—	(579)	(5,070)
Maturity of available-for-sale securities	659	938	6,887
(Investments in subsidiaries) and return of capital from subsidiaries	(19,000)	3,500	3,500
Net cash (used in) provided by investing activities	(18,341)	3,859	5,317
Cash flows from financing activities:
Net increase (decrease) in borrowings	(411)	(1,197)	2,000
Cash dividends paid on common stock	(3,166)	(4,675)	(4,885)
Proceeds from exercise of stock options	57	224	850
Proceeds from restricted stock	—	25	—
Proceeds from issuance of preferred stock and warrants	10,000	—	—
Cash dividends paid on preferred stock	(425)	—	—
Proceeds from issuance of shares from rights offering	11,000	—	—
Purchase of treasury stock	—	(1,924)	(10,027)
Issuance cost of common stock	(11)	(19)	(21)
Tax (expense) benefit from stock based compensation	(73)	(78)	155
Net cash provided (used in) financing activities	16,971	(7,644)	(11,928)
Increase (decrease) in cash and cash equivalents	1,761	816	(423)
Cash and cash equivalents at beginning of year	922	106	529
Cash and cash equivalents at the end of year	$2,683	$922	$106

CENTER BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 20 — Quarterly Financial Information of Center Bancorp, Inc. (Unaudited)

	2009
	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
	(Dollars in Thousands, Except per Share Data)
Total interest income	$12,971	$13,491	$12,706	$11,942
Total interest expense	4,953	6,050	6,079	5,563
Net interest income	8,018	7,441	6,627	6,379
Provision for loan losses	1,404	280	156	1,421
Total other income, net of securities gains	968	822	841	784
Net securities gains (losses)	(1,308)	(511)	1,710	600
Other expense	5,238	5,186	7,314	5,319
Income before income taxes	1,036	2,286	1,708	1,023
Provision for income taxes	(2)	751	507	224
Net income	$1,038	$1,535	$1,201	$799
Net income available to common stockholders	$896	$1,387	$1,053	$670
Earnings per share:
Basic	$0.06	$0.11	$0.08	$0.05
Diluted	$0.06	$0.11	$0.08	$0.05
Weighted average common shares outstanding:
Basic	14,531,387	13,000,601	12,994,429	12,991,312
Diluted	14,534,255	13,005,101	12,996,544	12,993,185

	2008
	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
	(Dollars in Thousands, Except per Share Data)
Total interest income	$12,615	$12,689	$12,230	$12,360
Total interest expense	5,792	5,829	5,801	6,673
Net interest income	6,823	6,860	6,429	5,687
Provision for loan losses	425	465	521	150
Total other income, net of securities gains	871	1,122	891	866
Net securities gains (losses)	(256)	(1,075)	225	0
Other expense	4,754	4,578	5,188	4,953
Income before income taxes	2,259	1,864	1,836	1,450
Provision for income taxes	560	346	428	233
Net income	$1,699	$1,518	$1,408	$1,217
Earnings per share:
Basic	$0.13	$0.12	$0.11	$0.09
Diluted	$0.13	$0.12	$0.11	$0.09
Weighted average common shares outstanding:
Basic	12,989,304	12,990,441	13,070,868	13,144,747
Diluted	12,995,134	13,003,954	13,083,558	13,163,586

Note: Due to rounding, quarterly earnings per share may not sum to reported annual earnings per share.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures

None.

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

Under the supervision and with the participation of its management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, the Corporation evaluated the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e) as of December 31, 2009. Based upon that evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures were effective as of such date as described below in Management’s Report on Internal Control Over Financial Reporting (Item 9A(b)).

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

As part of the Corporation’s program to comply with Section 404 of the Sarbanes-Oxley Act of 2002, our management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2009 (the “Assessment”). In making this Assessment, management used the control criteria framework of the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission published in its report entitled Internal Control — Integrated Framework. Management’s Assessment included an evaluation of the design of the Corporation’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its Assessment with the Audit Committee.

Based on this Assessment, management determined that, as of December 31, 2009, the Corporation’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

ParenteBeard LLC, the independent registered public accounting firm that audited the Corporation’s consolidated financial statements included in this Annual Report on Form 10-K, has issued an audit report on the Corporation’s internal control over financial reporting as of December 31, 2009. The report, which expresses an opinion on the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2009, is included in this item under the heading “Report of Independent Registered Public Accounting Firm.”

(c) Attestation Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Center Bancorp, Inc.

We have audited Center Bancorp, Inc.’s (the “Corporation”) internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Center Bancorp, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Corporation’s internal control over financial reporting based on our audit.

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

In our opinion, Center Bancorp, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of condition of Center Bancorp, Inc. and subsidiaries and the related consolidated statement of income, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2009 and our report dated March 16, 2010 expressed an unqualified opinion.

/s/ ParenteBeard LLC

ParenteBeard LLC
Reading, Pennsylvania
March 16, 2010

(d) Changes in Internal Controls Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting identified in the Assessment that occurred during the last fiscal quarter to which this Annual Report on Form 10-K relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors and Corporate Governance

The Corporation responds to this item by incorporating herein by reference the material responsive to such item in the Corporation’s definitive proxy statement for its 2010 Annual Meeting of Stockholders. Certain information on Executive Officers of the registrant is included in Part I, Item 3A of this report, which is also incorporated herein by reference.

The Corporation maintains a code of ethics applicable to the Corporation’s chief executive officer, senior financial professional personnel (including the Corporation’s chief financial officer, principal accounting officer or controller and persons performing similar transactions), all other executive officers and all directors. The Corporation also maintains a code of conduct applicable to all other employees. Copies of both codes were filed as exhibits to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003. The Corporation will provide copies of such codes to any person without charge, upon request to Anthony C. Weagley, President and Chief Executive Officer, Center Bancorp, Inc., 2455 Morris Avenue, Union, NJ 07083.

Item 11. Executive Compensation

The Corporation responds to this item by incorporating herein by reference the material responsive to such item in the Corporation’s definitive proxy statement for its 2010 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The Corporation responds to this item by incorporating herein by reference the material responsive to such item in the Corporation’s definitive proxy statement for its 2010 Annual Meeting of Stockholders.

Stock Compensation Plan Information

For information related to stock based compensation, see Note 16 of the Notes to Consolidated Financial Statements. The following table gives information about the Corporation’s common stock that may be issued upon the exercise of options, warrants and rights under the Corporation’s 2009 Equity Incentive Plan, 1999 Incentive Plan, 1993 Employee Stock Option Plan, 1993 Outside Director Stock Option Plan and 2003 Non-Employee Director Stock Option Plan as of December 31, 2009. These plans were the Corporation’s only equity compensation plans in existence as of December 31, 2009.

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity Compensation Plans Approved by Shareholders	192,002	$7.67 – $15.73	1,079,622
Equity Compensation Plans Not Approved by Shareholders	—	—	—
Total	192,002	$7.67 – $15.73	1,079,622

Item 13. Certain Relationships and Related Transactions

The Corporation responds to this item by incorporating herein by reference the material responsive to such item in the Corporation’s definitive proxy statement for its 2010 Annual Meeting of Stockholders.

Item 14. Principal Accountant Fees and Services

The Corporation responds to this item by incorporating herein by reference the material responsive to such item in the Corporation’s definitive proxy statement for its 2010 Annual Meeting of Stockholders.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	(1) Financial Statements and Schedules:

The following Financial Statements and Supplementary Data are filed as part of this annual report:

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Condition

Consolidated Statements of Income

Consolidated Statements of Changes in Stockholders’ Equity

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

(b)	Exhibits (numbered in accordance with Item 601 of Regulation S-K) filed herewith incorporated by reference as part of this annual report.

Exhibit No.	Description
3.1	The Registrant’s Certificate of Incorporation, including the Registrant’s Certificate of Amendment, dated January 8, 2009, is incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated January 13, 2010.
3.2	By-Laws of the Registrant is incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10K for the year ended December 31, 1998.
4.1	Warrant to Purchase up to 173,410 shares of Common Stock, dated January 9, 2009, is incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated January 13, 2010.
10.1	Letter Agreement, dated January 9, 2010, including the Securities Purchase Agreement — Standard Terms attached thereto, between the Registrant and the United States Department of the Treasury is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated January 13, 2010.
10.2	The Registrant’s 1993 Employee Stock Option Plan is incorporated by reference to Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1993.
10.3	The Registrant’s 1993 Outside Director Stock Option Plan is incorporated by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1993.
10.5	The Registrant’s Annual Incentive Plan is incorporated by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006.
10.6	Amended and restated employment agreement among the Registrant, its bank subsidiary and Anthony C. Weagley, effective as of January 1, 2008 is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 22, 2008.
10.7	Amended and restated employment agreement among the Registrant, its bank subsidiary and Lori A. Wunder, effective as of January 1, 2007 is incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 26, 2007. See also Exhibit 10.27.
10.8	A change in control agreement among the Registrant, its bank subsidiary and A. Richard Abrahamian, effective as of February 19, 2008, is incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 22, 2008.
10.9	Directors’ Retirement Plan is incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998.

Exhibit No.	Description
10.10	Center Bancorp, Inc. 1999 Stock Incentive Plan is incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999.
10.11	Registrant’s Placement Agreement dated December 12, 2003 with Sandler O’Neill & Partners, L.P. to issue and sell $5 million aggregate liquidation amount of floating rate MMCapS(SM) Securities is incorporated by reference to Exhibit 10.15 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.
10.12	Indenture dated as of December 19, 2003, between the Registrant and Wilmington Trust Company relating to $5.0 million aggregate principal amount of floating rate debentures is incorporated by reference to Exhibit 10.16 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.
10.13	Amended and restated Declaration of Trust of Center Bancorp Statutory Trust II, dated as of December 19, 2003 is incorporated by reference to Exhibit 10.17 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.
10.14	Guarantee Agreement between Registrant and Wilmington Trust Company dated as of December 19, 2003 is incorporated by reference to Exhibit 10.18 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.
10.16	Form of Waiver, executed by each of Lori A. Wunder, A. Richard Abrahamian, Ronald M. Shapiro, William J. Boylan and Anthony C. Weagley is incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated January 13, 2009.
10.17	Form of Executive Waiver Agreement, executed by each of Lori A. Wunder, A. Richard Abrahamian, Ronald M. Shapiro, William J. Boylan and Anthony C. Weagley is incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated January 13, 2009
10.18	Registration Rights Agreement, dated September 29, 2004, relating to securities issued in a September 2004 private placement of securities, is incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated October 1, 2004.
10.19	The Registrant’s Amended and Restated 2003 Non-Employee Director Stock Option Plan, as amended and restated, is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated March 5, 2008.
10.20	Amended and restated employment agreement among the Registrant, its bank subsidiary and Julie D’Aloia, effective as of January 1, 2007, is incorporated by reference to Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006. See also Exhibit 10.25.
10.21	Amended and restated Employment Agreement among the Registrant, its bank subsidiary and Mark S. Cardone, effective as of January 1, 2007, is incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 26, 2007. See also Exhibit 10.26.
10.22	Registration Rights Agreement, dated June 30, 2005, relating to securities issued in a June 2005 private placement of securities, is incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated June 30, 2005.
10.23	Open Market Share Purchase Incentive Plan is incorporated by reference to exhibit 10.1 to registrant’s Current Report on Form 8-K dated January 26, 2006.
10.24	Deferred Compensation Plan is incorporated by reference to Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006.
10.25	Amendment to Employment Agreement among the Registrant, its bank subsidiary and Julie D’Aloia, dated December 3, 2007, is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated December 20, 2007.

Exhibit No.	Description
10.26	Amendment to Employment Agreement among the Registrant, its bank subsidiary and Mark Cardone, dated December 3, 2007, is incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated December 20, 2007.
10.27	Amendment to Employment Agreement among the Registrant, its bank subsidiary and Lori A. Wunder, dated December 3, 2007, is incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K dated December 20, 2007.
10.28	Change in Control Agreement among the Registrant, its bank subsidiary and Ronald M. Shapiro is incorporated by reference to Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008.
11.1	Statement regarding computation of per share earnings is omitted because the computation can be clearly determined from the material incorporated by reference in this Report.
12.1	Statement of Ratios of Earnings to Fixed Charges.
14.1	Code of Ethics is incorporated by reference to Exhibit 14.1 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.
21.1	Subsidiaries of the Registrant.
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Personal certification of the chief executive officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Personal certification of the acting chief financial officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Personal certification of the chief executive officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Personal certification of the acting chief financial officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Certification of Chief Executive Officer and Acting Chief Financial Officer pursuant to Section 111 (b) (4) of the Emergency Economic Stabilization Act of 2008.
99.3	Code of Conduct is incorporated by reference to Exhibit 99.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.
(c)	Financial Statement Schedules

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

CENTER BANCORP, INC.
March 16, 2010	By: /s/ Anthony C. Weagley Anthony C. Weagley President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant, in the capacities described below on March 16, 2010, have signed this report below.

/s/ Alexander A. Bol* Alexander A. Bol	Chairman of the Board
/s/ Brenda Curtis* Brenda Curtis	Director
/s/ John J. DeLaney, Jr.* John J. DeLaney, Jr.	Director
/s/ James J. Kennedy* James J. Kennedy	Director
/s/ Howard Kent* Howard Kent	Director
/s/ Elliot I. Kramer* Elliot I. Kramer	Director
/s/ Nicolas Minoia* Nicholas Minoia	Director
/s/ Harold Schechter* Harold Schechter	Director
/s/ Lawrence B. Seidman* Lawrence B. Seidman	Director
/s/ William A. Thompson* William A. Thompson	Director
/s/ Raymond Vanaria* Raymond Vanaria	Director
/s/ Anthony C. Weagley Anthony C. Weagley	President and Chief Executive Officer and Acting Chief Financial Officer

*By: /s/ Anthony C. Weagley Anthony C. Weagley Attorney-in-fact