Form 10-K/A
period 2009-12-31
CENTER BANCORP INC
filed 2010-04-29
CIK 712771

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

(adding Items 10–14, and revising certain exhibits)

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
Common Stock, no par value: 14,574,872 shares

DOCUMENTS INCORPORATED BY REFERENCE
None

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A to the Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (the “Annual Report”) of Center Bancorp, Inc. (the “Company” or “Center Bancorp”) filed with the Securities and Exchange Commission (the “SEC”) on March 16, 2010 is filed solely for the purpose of including information that was to be incorporated by reference from the Company’s definitive proxy statement pursuant to Regulation 14A of the Securities Exchange Act of 1934. The Company will not file its proxy statement for its 2010 annual meeting of shareholders within 120 days of its fiscal year ended December 31, 2009, and is therefore amending and restating in their entirety Items 10, 11, 12, 13 and 14 of Part III of the Annual Report.  In all material respects, the information presented under these Items is identical to the information contained in Center Bancorp’s preliminary proxy statement filed with the SEC on April 2, 2010.  In addition, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, the Company is including with this Amendment No. 1 certain currently dated certifications.

Except as described above, no other amendments are being made to the Annual Report.  This Form 10-K/A does not reflect events occurring after the March 16, 2010 filing of our Annual Report or modify or update the disclosure contained in the Annual Report in any way other than as required to reflect the amendments discussed above and reflected below.

TABLE OF CONTENTS

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

The By-Laws of Center Bancorp, Inc. (“Center Bancorp” or the “Company”) provide that the Company’s Board will consist of not less than five nor more than twenty-five members. The exact number of directors is fixed and determined from time to time by resolution of the full Board or by resolution of the shareholders at any annual or special meeting.   The Company’s Board has set the number of directors at eleven.

The Company’s common stock is listed on the Nasdaq Global Select Market and Center Bancorp is governed by the listing standards applicable thereto.  The Board’s Audit Committee consists of Raymond Vanaria (Chairman), James J. Kennedy, Elliot Kramer, Howard Kent, Harold Schechter and William Thompson.  All members of the Audit Committee of the Board of Directors have been determined to be “independent directors” pursuant to the definition contained in Rule 4200(a)(15) of the National Association of Securities Dealers’ Marketplace Rules and under the SEC’s Rule 10A-3.

The Company’s Board of Directors has determined that one of the members of the Audit Committee, Raymond Vanaria, constitutes an “audit committee financial expert”, as such term is defined by the SEC. As noted above, Mr. Vanaria - as well as the other members of the Audit Committee - has been determined to be “independent”.

The following table sets forth the members of the Company’s Board of Directors, their principal occupations for at least the past five years, their ages, the year in which they became a director of Center Bancorp and Union Center National Bank (“UCNB” or the “Bank”) and director positions held currently or at any time during the last five years.

Name	Occupation	Age	Director Since

Alexander A. Bol	Owner, Alexander	62	1994
	A. Bol A.I.A.
	(architectural firm);
	Chairman of the Board
	of Center Bancorp and
	UCNB (2001-Present)

John J. DeLaney, Jr.	Shareholder, Lindabury,	55	2006
	McCormick,Estabrook
	& Cooper, P.C. (successor to
	Cooper Rose & English, LLP)
	(law firm); Mayor of Morristown,
	New Jersey (1998-2005)

James J. Kennedy	Managing Partner,	54	2000
	KV Solar, LLC
	(energy conservation
	design and installation
	firm) (2006-2008);
	Managing Partner,
	KV1 Asset Management, LLC
	(hedge fund management
	company)(1998-Present)

Howard Kent	Member, Real	62	2008
	Estate Equities Group,
	LLC (real estate investment
	and management
	business)

Phyllis S. Klein	Partner, Donahue, Hagan, Klein,	48	March 25, 2010
	Newsome & O’Donnell, P.C.
	(law firm)

Elliot I. Kramer	Shareholder,	58	2008
	Goldman & Kramer PC
	(law firm)

Nicholas Minoia	Member, Diversified	54	2009
	Properties, L.L.C.
	(full-service real estate
	group)

Harold Schechter	Chief Financial	65	2007
	Officer, Global Design
	Concepts, Inc. (importer
	and distributor of accessories
	and handbags) (2005-Present)

Lawrence B.	Manager of	62	2007
Seidman	various investment
	funds; Also a director of Stonegate
	Bank (January 2009-Present)

William A.	General Manager,	52	1994
Thompson	Uniselect USA
	(auto parts distributor)
	(2007-Present); Vice
	President of Thompson & Co.
	(auto parts distributor)

Raymond Vanaria	Member, Malesardi,	51	2007
	Quackenbush,
	Swift & Company, LLC
	(accounting firm)

There is no family relationship, by blood, marriage or adoption, between any of the foregoing directors and any other officer, director or employee of Center Bancorp or UCNB.

The following table sets forth the name and age of each executive officer of Center Bancorp, the period during which each such person has served as an officer of the Company or UCNB and each such person’s business experience (including all positions with the Company and UCNB) for the past five years:

Name and Age	Officer Since	Business Experience

Anthony C. Weagley Age – 48	1996 the Company 1985 the Bank
President and Chief Executive Officer of the Company (April 2008 – Present); President, Chief Executive Officer and Chief Financial Officer of the Company (August 2007 – March 2008); President and Chief Executive Officer of the Bank (March 2008 – Present); President, Chief Executive Officer and Chief Financial Officer of the Bank (August 2007 – February 2008); Vice President & Treasurer of the Company (1996 – August 2007); Senior Vice President & Cashier of the Bank (1996 – August 2007); Vice President & Cashier of the Bank (1991 – 1996)

William Boylan Age – 45	2008 the Company 2007 the Bank
Vice President of the Company (July 2008 – Present); Senior Vice President of the Bank (January 2008 – Present); Vice President of the Bank (December 2007 – January 2008); Senior Vice President, Northern State Bank (August 2006 – November 2007); and Senior Vice President, NVE Bank (1997 – July 2006)

Mark S. Cardone Age – 47	2001 the Company 2001 the Bank	Vice President of the Company and Senior Vice President & Branch Administrator of the Bank (2001 – Present)

Julie D’Aloia Age – 48	1999 the Company 1998 the Bank
Vice President of the Company (2001 – Present); Secretary of the Company (1998 – Present); Corporate Secretary of the Company (1998 – August 2007); Senior Vice President of the Bank (2001 – Present); Secretary of the Bank (1998 – Present); Assistant-To-The-President of the Bank (1995 – August 2007); Corporate Secretary of the Bank (1998 – August 2007)

Joseph D. Gangemi Age – 29	2008 the Company 2004 the Bank
Executive Assistant to Chief Executive Officer, Investor Relations Officer and Corporate Secretary of the Company and the Bank (June 2008 – Present); Executive Assistant to Chief Executive Officer and Investor Relations Officer of the Bank (January 2008 – June 2008); Executive Assistant to Chief Executive Officer of the Bank (August 2007 – January 2008); Executive Assistant to Chief Financial Officer of the Bank (August 2005 – August 2007); Finance Assistant of the Bank (November 2004 – August 2005); Teller of the Bank (February 2004 – November 2004)

Ronald Shapiro Age – 58	2008 the Company 2007 the Bank
Vice President and Senior Lending Officer of the Company (July 2008 – Present); Senior Vice President and Senior Lending Officer of the Bank (July 2008 – Present); Vice President of the Bank (October 2007 – July 2008); Director of Lender Services, The Schonbraun McCann Group (real estate finance consulting firm) (February 2006 – August 2007); and Director and Mid Atlantic Regional Manager of Artesia Mortgage Capital Corporation (August 2004 – December 2005)

Lori A. Wunder Age – 46	1998 the Company 1995 the Bank
Vice President of the Company and Senior Vice President of the Bank (1998 – Present); Vice President of the Bank (1997 – 1998); Assistant Vice President of the Bank (1996 – 1997); and Assistant Cashier of the Bank (1995 – 1996)

Stephen J. Mauger Age – 60	2010 the Company 2010 the Bank
Vice President, Treasurer and Chief Financial Officer of the Company (March 25, 2010 - Present); Senior Vice President and Chief Financial Officer of the Bank (March 8, 2010 - Present); Executive Vice President, Chief Financial Officer and Secretary of Platinum Financial Services, Inc./Platinum Bank and Trust, N.A. (2008 – 2009); Senior Vice President, Treasurer and Chief Financial Officer of Greater Community Bancorp, Totowa, NJ (2005 – 2008); Vice President, Risk Management and Assurance, Greater Community Bancorp, Totowa, NJ (2004 – 2005)

Code of Ethics

We are required to disclose whether we have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions.  We have adopted such a code of ethics and have posted a copy of the code on our internet website at the internet address:  http://www.ucnb.com.  Copies of the code may be obtained free of charge from our website at the above internet address.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and persons holding more than 10% of a registered class of the equity securities of Center Bancorp to file with the SEC and to provide us with initial reports of ownership, reports of changes in ownership and annual reports of ownership of our common stock and other equity securities. As a result of the adoption of the Sarbanes-Oxley Act of 2002, the reporting obligations with respect to certain transactions were accelerated to 48 business hours after the transaction. Based solely upon a review of such reports furnished to us, we believe that all such Section 16(a) reports were timely filed with respect to the year ended December 31, 2009, except that director Alexander A. Bol in September 2009 inadvertently reported two stock purchases one day late and three days late, respectively, director Lawrence Seidman inadvertently reported seven stock purchases from one to four days late, James Kenney reported a purchase in the Company’s rights offering 90 days late, all other directors reported purchases in the rights offering seven days late in October 2009 as a result of delays in the process of allocating shares in the rights offering and all directors inadvertently reported 30 days late stock options granted to them in March 2009.

Item 11.    Executive Compensation.

Compensation Discussion and Analysis

General

As part of the SEC’s executive compensation disclosure requirements, issuers must provide a “Compensation Discussion and Analysis” in which issuers explain the material elements of their compensation of executive officers by describing the following:

•	the objectives of the issuer’s compensation programs;

•	the conduct that the compensation programs are designed to reward;

•	the elements of the compensation program;

•	the rationale for each of the elements of the compensation program;

•	how the issuer determines the amount (and, where applicable, the formula) for each element of the compensation program; and

•	how each element and the issuer’s decisions regarding that element fit into the issuer’s overall compensation objectives and affect decisions regarding other elements of the compensation program.

Our compensation philosophy is dictated by the Compensation Committee of our Board of Directors. The duties and responsibilities of the Compensation Committee, which consists entirely of independent directors of the Board, are to:

•	provide guidance regarding the design of our employee benefit plans;

•	oversee the investments of our 401(k) plan and qualified pension plan;

•	establish the compensation of our chief executive officer, subject to the terms of any employment agreement;

•	with input from our chief executive officer, establish or recommend to our Board the compensation of our other executive officers, subject to the terms of any existing employment agreements; and

•	monitor our overall compensation policies and employee benefit plans.

Our chief executive officer participates in determinations regarding the compensation and design of our benefit programs for all employees, but does not participate in setting his own compensation.

Our Compensation Objectives and the Focus of Our Compensation Rewards

We believe that an appropriate compensation program should draw a balance between providing rewards to executive officers while at the same time effectively controlling compensation costs.  We reward executive officers in order to attract highly qualified individuals, to retain those individuals in a highly competitive marketplace for executive talent and to incentivize them to perform in a manner that maximizes our corporate performance. Accordingly, we have sought to structure our executive compensation with a focus on pay-for-performance.  We seek to offer executive compensation programs that align each individual’s financial incentives with our strategic direction and corporate values.

We view executive compensation as having three key elements:

•	a current cash compensation program consisting of salary and cash bonus incentives;

•	long-term equity incentives reflected in grants of stock options and/or restricted stock; and

•	other executive retirement benefits and perquisites.

These programs aim to provide our executives with an overall compensation package that is competitive with comparable financial institutions, and aligns individual performance with our long-term business objectives.

We annually review our mix of short term performance incentives versus longer term incentives, and incorporate in our compensation reviews the data from studies performed as to appropriate competitive levels of compensation and benefits.  We do not have set percentages of short term versus long term incentives.  Instead, we look to provide a reasonable balance of those incentives.

We also periodically “benchmark” our compensation programs to industry available databases and to a peer group.  The process has involved hiring independent compensation consulting firms to perform studies that employ the following processes:

•	gathering data from industry specific global and regional compensation databases based upon company size for each executive position;

•	determining an appropriate peer group of financial institutions based upon similar size and geography;

•	developing data points for salary and total cash compensation comparisons and equity opportunities;

•	averaging peer group and database statistics together to produce a relevant “market” at the data points for salary, total cash compensation and equity and comparing our positions to the “market” data;

•	evaluating other compensation components, including executive benefits as compared to competitive standards; and

•	comparing our compensation levels to the “market” and determining our relative positioning for competitiveness as to salary, total cash compensation and non-cash compensation.

We did not engage in any benchmarking analyses during 2009.

Although we gain considerable knowledge about the competitiveness of our compensation programs by conducting periodic studies, we recognize that each financial institution is unique and that significant differences between institutions in regard to executive compensation practices exist.  We believe that the combination of executive compensation programs that we provide fulfill our objectives of providing a competitive level of compensation and benefits in order to attract and retain key executives.  We also believe that our incentive programs appropriately reward performance to achieve profitability and growth while at the same time allowing us to maintain controls over our compensation costs.

Historically, our policy for allocating between long-term and currently paid compensation has been to ensure adequate base compensation to attract and retain personnel, while providing incentives to maximize long-term value for our company and our shareholders. Likewise, we provide cash compensation in the form of base salary to meet competitive salary norms and, when appropriate, we have rewarded good performance on an annual basis in the form of bonus compensation.  We have provided non-cash compensation to reward superior performance against specific objectives and long-term strategic goals.  Our compensation package for 2009 for the executive officers named in the Summary Compensation Table below ranged, as a percentage of total compensation, from 95.4% to 86.9% in cash compensation and 13.1% to 4.6% in non-cash compensation, including benefits.  No equity awards were granted in 2009.

Impact of our Participation in the Treasury’s Capital Purchase Program

In response to unprecedented market turmoil, the Emergency Economic Stabilization Act (“EESA”) was enacted on October 3, 2008.  Under EESA, the United States Treasury (the “Treasury”) established the TARP Capital Purchase Program, pursuant to which the Treasury purchases preferred stock and warrants from financial institutions. On January 12, 2009, the Treasury purchased $10,000,000 of our non-convertible preferred stock (the “Preferred Shares”) under the TARP Capital Purchase Program.

Participants in the TARP Capital Purchase Program were required to accept several compensation-related limitations associated with this Program. In January 2009, five of our executive officers (Messrs. Weagley, Abrahamian, Shapiro and Boylan and Ms. Wunder) agreed in writing to accept the compensation standards in existence at that time under the TARP Capital Purchase Program and thereby cap or eliminate some of their contractual or legal rights. The provisions agreed to were as follows:

•
No golden parachute payments.    The term “golden parachute payment” under the TARP Capital Purchase Program (as distinguished from the definition under the Stimulus Act referred to below) refers to a severance payment resulting from involuntary termination of employment, or from bankruptcy of the employer, that exceeds three times the terminated employee’s average annual compensation over the five years prior to termination. Our senior executive officers have agreed to forego all golden parachute payments for as long as they remain “senior executive officers” (the CEO, the CFO and the three highest-paid executive officers other than the CEO and CFO) and the Treasury continues to hold the equity or debt securities that we issued to it under the TARP Capital Purchase Program (the period during which the Treasury holds those securities is referred to by us as the “CPP Covered Period”).

•
Clawback of Bonus and Incentive Compensation if Based on Certain Material Inaccuracies.     Our senior executive officers agreed to a “clawback provision”.  Any bonus or incentive compensation paid to them during the CPP Covered Period is subject to recovery or “clawback” by us if the payments were based on materially inaccurate financial statements or any other materially inaccurate performance metric criteria. The senior executive officers acknowledged that each of our compensation, bonus, incentive and other benefit plans, arrangements and agreements (including golden parachute, severance and employment agreements) (collectively, “Benefit Plans”) with respect to them was deemed amended to the extent necessary to give effect to such clawback and the restriction on golden parachute payments.

•
No Compensation Arrangements that Encourage Excessive Risks.  We are required to review our Benefit Plans to ensure that they do not encourage senior executive officers to take unnecessary and excessive risks that threaten the value of our company. To the extent any such review requires revisions to any Benefit Plan with respect to our senior executive officers, they agreed to negotiate such changes promptly and in good faith.

During the CPP Covered Period, we are not permitted to take federal income tax deductions for compensation paid to the senior executive officers in excess of $500,000 per year, subject to certain exceptions.

On February 17, 2009, the American Recovery and Reinvestment Act of 2009 (the “Stimulus Act”) was enacted. The Stimulus Act contains several provisions designed to establish executive compensation and governance standards for financial institutions (such as us) that received or will receive financial assistance under TARP. In certain instances, the Stimulus Act modified the compensation-related limitations contained in the TARP Capital Purchase Program; however, the Stimulus Act also created additional compensation-related limitations and directed the Treasury to establish standards for executive compensation applicable to participants in TARP. In their January 2009 agreements, our executives did not waive their rights with respect to the provisions implemented by the Stimulus Act; other employees now covered by these provisions were not asked and did not agree to waive their rights. The compensation-related limitations applicable to us which have been added or modified by the Stimulus Act are as follows:

•
No severance payments.     Under the Stimulus Act, the term “golden parachutes” is defined to include any severance payment resulting from involuntary termination of employment, except for payments for services performed or benefits accrued. Under the Stimulus Act, we are prohibited from making any severance payment to our “senior executive officers” (defined in the Stimulus Act as the five highest paid senior executive officers) and our next five most highly compensated employees during the period that the Preferred Shares are outstanding.

•
Recovery of Incentive Compensation if Based on Certain Material Inaccuracies. The Stimulus Act contains the “clawback provision” discussed above but extends its application to any bonus awards and other incentive compensation paid to any of our senior executive officers and our next 20 most highly compensated employees during the period that the Preferred Shares are outstanding that is later found to have been based on materially inaccurate financial statements or other materially inaccurate measurements of performance.

•
No Compensation Arrangements that Encourage Earnings Manipulation.    Under the Stimulus Act, during the period that the Preferred Shares are outstanding, we are prohibited from entering into compensation arrangements that encourage manipulation of our reported earnings, or that provide incentives to take unnecessary or excessive risks, to enhance the compensation of any of our employees.

•
Limit on Incentive Compensation.     The Stimulus Act contains a provision that prohibits the payment or accrual of any bonus, retention award or incentive compensation to our highest paid employee (presently, Mr. Weagley) while the Preferred Shares are outstanding other than awards of long-term restricted stock that (i) do not fully vest while the Preferred Shares are outstanding, (ii) have a value not greater than one-third of the total annual compensation of such employee and (iii) are subject to such other restrictions as will be determined by the Treasury. The prohibition on bonuses does not preclude payments required under written employment contracts entered into on or prior to February 11, 2009.

•
Compensation and Human Resources Committee Functions.     The Stimulus Act requires that our Compensation Committee be comprised solely of independent directors and that it meet at least semiannually to discuss and evaluate our employee compensation plans in light of an assessment of any risk posed to us from such compensation plans.

•
Compliance Certifications.     The Stimulus Act requires an annual written certification by our chief executive officer and chief financial officer with respect to our compliance with the provisions of the Stimulus Act.

•
Treasury Review of Excessive Bonuses Previously Paid.     The Stimulus Act directs the Treasury to review all compensation paid to our senior executive officers and our next 20 most highly compensated employees to determine whether any such payments were inconsistent with the purposes of the Stimulus Act or were otherwise contrary to the public interest. If the Treasury makes such a finding, the Treasury is directed to negotiate with us and the applicable employee for appropriate reimbursements to the federal government with respect to the compensation and bonuses.

•
Say on Pay.     Under the Stimulus Act, we are required to have a “say on pay vote” by the shareholders on executive compensation at our shareholder meetings during the period that the Preferred Shares are outstanding. As was the case for last year’s annual meeting of shareholders, this requirement will apply to our 2010 annual meeting of shareholders.

Specific Elements of Our Compensation Program

We have described below the specific elements of our compensation program for executive officers.

Salary. While consolidation continues within the banking industry, and recent experience continues to demonstrate that there remains a limited supply of qualified experienced executives, we believe that it is important that we retain a competitive salary structure in order to retain our existing qualified officers and maintain a base pay structure consistent with the structures utilized for the compensation of similarly situated executives in the industry and at similarly sized institutions. We maintain salary guidelines for our executive officers as part of a structured salary pay scale that is reviewed periodically based upon industry standards developed through studies by independent compensation consulting firms engaged by our Compensation Committee for that purpose. We believe that a key objective of our salary structure is to maintain reasonable “fixed” compensation costs by targeting base salaries at a competitive average, taking into effect performance as well as seniority.

Certain of the officers named in our Summary Compensation Table below (each of the officers named in that table are referred to in this proxy statement as our “Named Officers”) who continue to serve as our executive officers were parties to employment agreements that establish base salary levels. From year-to-year, the Named Officers’ salary levels subject to those employment agreements may be increased, but may not be decreased. Other executive officers are employed at will but in certain instances have a change in control agreement that provides for additional compensation in the event of the termination of their employment in connection with certain business combinations.

Mr. Weagley’s employment agreement entitled him to receive $25,000 of our common stock on December 31, 2009 as part of his annual compensation in lieu of salary. This grant was made in January 2010 and, accordingly, is not included in the tables contained in this proxy statement.  The grant was effected under our 2009 Equity Incentive Plan.

Short-Term Incentive Compensation. We maintain an Achievement Incentive Plan, which we refer to as our “AIP”. Our AIP is designed to motivate the plan participants and to correlate total cash compensation to performance in a manner designed to provide meaningful incentives for executive officers in general and to provide competitive levels of total cash compensation. Under the terms of the AIP, our officers are eligible to receive incentive pay for performance. For our Chief Executive Officer, Anthony C. Weagley, performance goals relate solely to the performance of Center Bancorp and its subsidiaries. For all other participants, goals relate both to individual performance and overall corporate performance. Individual performance goals vary by officer job function and are adjusted each year based upon our tactical and strategic objectives. The extent to which we achieve our corporate goals and profitability as compared to budget, are factors considered in the corporate performance portion of our AIP. Under the AIP, performance goals at both the Bank-wide level and the individual performance level are impacted by subjective factors and by substantial discretion within the Compensation Committee. Thus, for example, while the bank-wide portion of the performance goals are tied to Union Center National Bank’s strategic plan and budget, after year-end, the Compensation Committee examines not only whether the Bank has reached targeted budget goals but also how the Bank reached the levels that it actually reached. If, in fact, the Bank reaches a budget goal but does so in a manner that is not consistent with certain specific objectives reflected in the strategic plan, bonus amounts payable with respect to bank-wide performance may be reduced or eliminated.

The targeted incentive performance levels under our AIP are established after consideration of industry practices and norms gathered from our periodic benchmarking studies. For 2009, targeted awards as a percentage of salary were: for the Chief Executive Officer: 30%, Senior Vice Presidents: 20%, Vice Presidents: 15%, and Assistant Vice Presidents and Assistant Cashiers: 10%. Based upon actual performance, up to 140% of the targeted award percentage may be achieved. Participants are determined annually by the CEO and approved by the Board of Directors and are assigned specific objectives throughout the year which comprise the individuals’ respective “personal” goals. These personal goals typically represent at least 50% of the total available payout, and can range to up to 100% of the total available payout under the plan. “Bank” goals may account for up to 50% of the total payout, but are typically no more than 25% of the total available payout. For 2009 and until the repayment to the Treasury of the TARP Capital Purchase Program investment, the Chief Executive Officer is not eligible to participant in the AIP due to prohibitions applicable to participants in the TARP Capital Purchase Program.

For 2009, one or more of the following performance criteria for Center Bancorp and its subsidiaries was specified for each executive who participated in the AIP:

Bank Goals and Objectives:

•	Achievement of the Budget (Net income target of $5.1 million)
•	Return on Equity (Target of 6.23%)
•	Efficiency Ratio (68% based on plan)
•	Employee Turnover (25% or less)
•	Deposit Growth (Target level of $747.7 million)
•	Loan Growth (Target level of $755.9 million)
•	Satisfactory Examination Results
•	Achieving Strategic Planning Objectives

Individual Goals and Objectives (which are designed to drive achievement of the targets described above) for 2009 included:

•	Increasing Capital and Replacing Cash
•	Reducing High Cost Borrowings
•	Maintaining or Improving the Bank’s Regulatory Ratings
•	Profitability
•	Systems uptime (maintaining systems uptime to both internal end users and clients)
•	Completion of Strategic Computer Conversions to Outsourced Vendors

During 2009, the Company also maintained a Loan Incentive Plan. Participants include individual loan executives from the Chief Lending Officer to each individual loan officer who is in good standing and has received satisfactory performance evaluations. This incentive plan provides quarterly cash payments linked to nine different quantifiable measures or production objectives. The plan is tied to Bank-wide and individual performance. The plan provides a pool, based on each individual’s production, used to pay out incentives for quantifiable credit and performance goals which are weighted for the specific profitability and quality measures. The Loan Incentive Plan prohibits or reduces payments to participating executives in the event the delinquency ratio exceeds stated levels, credits deteriorate and/or loan losses increase. Participants in the Loan Incentive Plan may not participate in the AIP. For 2009, the targeted performance goals for all participants in the Loan Incentive Plan included the following:

•	Deposit growth
•	Fee Income Growth
•	New Loans
•	Loan Credit Risk Rating

•	Portfolio ROA
•	Improving Loan Portfolio Delinquencies
•	Improving Loan Review Rating

A participant in the AIP or Loan Incentive Plan must have at least a satisfactory performance appraisal in order to be eligible for an incentive award.

In light of the Company’s 2009 performance, the Compensation Committee and our Board determined that no AIP awards would be granted to our Chief Executive Officer or to any of the other Named Officers with respect to 2009 performance.  Mr. Shapiro and Mr. Boylan received awards under the Loan Incentive Plan.  See the “Summary Compensation Table.”

Long-Term Incentive Compensation.  We provide long-term incentives to the Named Officers through our stock incentive plans. During 2009, our Named Officers became eligible to participate in our 2009 Equity Incentive Plan. We refer to that plan as our “2009 Stock Plan”. From time to time, the Compensation Committee has granted stock options and/or restricted stock awards to our executive officers.  Stock options have been granted at an exercise price equal to the then current market price of our common stock.  Options and restricted stock awards under the 2009 Stock Plan are granted on an ad hoc basis taking into account financial performance and results. No options were granted to our senior executive officers in 2006, 2007, 2008 or 2009.

In 2006, our Board established the Center Bank Open Market Share Purchase Incentive Plan, which we refer to as the “PIP”.  We established the PIP in order to encourage ownership and retention of our common stock by our executive officers.  Under the PIP, any executive officer who applies up to 50% of his or her cash bonus to the purchase of our common stock in the open market will receive an additional cash amount to cover the Federal, State or local income taxes on the portion of the bonus used to make these purchases.  To be eligible for the bonus, the purchased shares must be held by the executive officer for at least 30 days.  Since no cash bonuses were paid to the Named Officers in connection with performance during 2006, 2007, 2008 or 2009, no open market purchases were made under the PIP for those years.

Other Elements of Compensation for Executive Officers.  In order to attract and retain qualified executives, we provide executives with certain benefits and perquisites, consisting primarily of retirement benefits through our 401(k) Plan, executive life insurance and automobile allowances.  Details of the values of these benefits and perquisites may be found in the footnotes and narratives to the Summary Compensation Table below.

Employment Agreements

For many years, we have had employment agreements with Anthony C. Weagley and Lori A. Wunder. In connection with its review of our employment agreements in 2007 and 2008, our Compensation Committee approved an extension of the term of each of the employment agreements with Mr. Weagley and Ms. Wunder through December 31, 2009.  Although the terms of these agreements were extended until December 31, 2009, the multiple for determining the amount of severance and benefits that the executive would be entitled to receive in the event of a termination without cause or a resignation for “good reason” was limited by our Compensation Committee to two, even if termination of the executive’s employment occurs when there is more than two years remaining in the term.  If, however, the executive’s employment is terminated or he or she resigns for “good reason” following a “Change in Control Event”, then the multiple for determining severance pay and benefits will be three (as was previously provided by their employment agreements). We made similar changes in employment agreements for other executive officers who are not Named Officers.

In 2008, we further amended Mr. Weagley’s employment agreement. Mr. Weagley’s amended and restated employment agreement revised the compensation structure upon termination of employment so that the multiple for determining his severance pay and benefits will be three regardless of whether or not his termination of employment occurs in connection with a Change in Control Event and eliminated a tax gross-up provision which could have added substantial expense in the event that the payment of benefits upon termination were to involve so-called “excess parachute payments.”

Our Compensation Committee has expressed an intention not to enter into formal employment agreements with newly hired or promoted senior vice presidents.  Instead, the Compensation Committee has expressed a desire to enter into non-competition agreements with new senior vice presidents. Such agreements generally provide for enhanced compensation in the event that a change in control occurs while the applicable executive officer is employed by us. We entered into a change in control agreement with Ronald Shapiro, our senior lending officer, in July 2008.  See “Executive Compensation - Employment Agreements.”

Compliance with Sections 162(m), EESA and 409A of the Internal Revenue Code

Section 162(m) of the Internal Revenue Code denies a deduction to any publicly held corporation for compensation paid to certain “covered employees” in a taxable year to the extent that compensation exceeds $1,000,000 for a covered employee. Certain performance-based compensation that has been approved by our shareholders is not subject to this limitation. As a result, stock options granted under our 2009 Stock Plan are not subject to the limitations of Section 162(m). However, restricted stock awards under our 2009 Stock Plan generally will not be treated as performance-based compensation. Restricted stock award grants made to date by us have not been at levels that, together with other compensation, approached the $1,000,000 limit. Also, since we retain discretion over bonuses under the AIP and the Loan Incentive Plan, those bonuses also will not qualify for the exemption for performance-based compensation. The Compensation Committee intends to provide executive compensation in a manner that will be fully deductible for federal income tax purposes, so long as that objective is consistent with overall business and compensation objectives. However, we reserve the right to use our judgment to authorize compensation payments that do not comply with the exemptions in Section 162(m) when we believe that such payments are appropriate and in the best interests of our shareholders, after taking into consideration changing business conditions or the executive officer’s performance.

While our Preferred Shares are outstanding, we are not permitted to take federal income tax deductions for compensation paid to the senior executive officers in excess of $500,000 per year, subject to certain exceptions.

It is also our intention to maintain our executive compensation arrangements in conformity with the requirements of Section 409A of the Internal Revenue Code, which imposes certain restrictions on deferred compensation arrangements.

Summary of Cash and Certain Other Compensation

The following table sets forth, for the years ended December 31, 2007, 2008 and 2009, a summary of the compensation earned by Anthony C. Weagley, A. Richard Abrahamian and our three other most highly compensated executive officers who were employed by us as of December 31, 2009. Mr. Weagley served as our chief financial officer throughout 2007 and through March 2008 and as our chief executive officer since August 23, 2007. Mr. Abrahamian served as our chief financial officer from March 27, 2008 until the effective date of his resignation, which was February 19, 2010. We refer to the executive officers named in this table as the “Named Officers”, we refer to Center Bancorp as “Center” and we refer to Union Center National Bank as “UCNB.”

SUMMARY COMPENSATION TABLE

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation (g)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)

Anthony C. Weagley,	2009	250,000	-	-	-	-	19,973	17,802	287,775
President and Chief	2008	225,000	-	25,000	-	-	16,657	16,425	283,082
Executive Officer of Center and UCNB from August 23, 2007 to Present; Vice President and Treasurer of Center and Sr. Vice President and Cashier of UCNB (prior periods) (Mr. Weagley continued to serve as Chief Financial Officer of Center until March 27, 2008 and as Chief Financial Officer of UCNB until February 2008)	2007	195,312	-	-	-	-	16,089	30,495	241,896

A. Richard Abrahamian,	2009	175,100	-	-	-	-	-	8,512	183,612
Vice President, Treasurer	2008	148,750	10,000	-	-	10,200	-	6,300	175,250
and Chief Financial Officer of Center, March 27, 2008 to February 19, 2010; Vice President and Treasurer of Center, February 19, 2008 to March 27, 2008; Senior Vice President and Chief Financial Officer of UCNB, February 19, 2008 to February 19, 2010	2007	-	-	-	-	-	-	-	-

Lori A. Wunder,	2009	132,612	-	-	-	-	14,295	4,515	151,422
Vice President of	2008	128,750	-	-	-	7,725	(732)	4,622	140,365
Center; Senior Vice President of UCNB	2007	125,000	-	-	-	-	15,674	30,540	171,214

Ronald M. Shapiro	2009	165,856	-	-	-	50,908	-	15,113	231,877
Vice President & Senior	2008	132,500	12,500	-	-	29,361	-	6,708	181,069
Lending Officer of Center and Senior Vice President and Senior Lending Officer of UCNB July 1, 2008 to Present; Vice President of UCNB October 15, 2007 to July 1, 2008	2007	22,279	-	-	-	-	-	-	22,279

William J. Boylan	2009	128,925	-	-	-	61,036	-	17,005	206,966
Vice President of Center	2008	125,000	-	-	-	21,750	-	7,825	154,575
July 31, 2008 to Present and Senior Vice President of UCNB January 15, 2008 to Present; Vice President of UCNB December 3, 2007 to January 15, 2008	2007	8,750	20,000	-	-	-	-	-	28,750

Mr. Abrahamian, Mr. Shapiro and Mr. Boylan first joined UCNB on February 19, 2008, October 15, 2007 and December 3, 2007, respectively. Their compensation is shown for all periods when they were employed by Center or UCNB.  Mr. Abrahamian resigned on January 28, 2010. Mr. Weagley and Ms. Wunder were employed by Center and UCNB for all periods covered by the table above; accordingly, the table reflects compensation for Mr. Weagley and Ms. Wunder for all capacities served during such periods.

For us, 2007 was a difficult year.  Accordingly, we did not pay bonuses to any of the Named Officers for performance during 2007 and we did not grant stock awards or stock options to any of the Named Officers during 2007. Furthermore, the Named Officers did not receive any compensation from non-equity incentive plans with respect to performance during 2007. Both 2008 and 2009 were also challenging, given the extraordinary turmoil in the global economy.  Nevertheless, we were profitable, with a substantial portion of our earnings derived from core operations in 2008 and 2009.  As a result, limited bonus compensation was paid during 2008 to the Named Officers.  Any bonuses granted under the AIP or the Loan Incentive Program are shown in the Non-Equity Incentive Plan Compensation column.  (Such amounts were inadvertently included under the 2008 Bonus column in the 2008 proxy statement, but are correctly reflected in the Non-Equity Incentive Plan Compensation column above.)  For a description of the AIP and the Loan Incentive Plan, see “Compensation Discussion and Analysis.”  We also paid sign-on bonuses with respect to certain new members of senior management in 2007 and 2008.  Earnings for 2009 were impacted by significantly lower short-term interest rates, intense competition for deposits in the Company’s marketplace and the continuing volatility in the financial markets.  No bonuses were paid to the Named Officers during 2009 and no amounts were paid to the Named Officers for 2009 under non-equity incentive plans, other than the amounts paid to Mr. Shapiro and Mr. Boylan under the Loan Incentive Plan, which are set forth in the Non-Equity Incentive Plan Compensation column.

In the table above:

•
when we refer to “stock awards,” we are referring to the aggregate grant date fair value computed in accordance with FASB ASC Topic 718.  Pursuant to Mr. Weagley’s employment agreement, he was entitled to receive shares of common stock having a value of $25,000 on December 31, 2009.  As this stock award was actually awarded to Mr. Weagley in January 2010, it is not included in the table above.  Also pursuant to his employment agreement, Mr. Weagley received 3,028 shares of Center Bancorp common stock on December 31, 2008 having a value of $25,000, and this amount is included under the column “Stock Awards” for 2008.  This stock award was fully vested on the grant date;

•
when we refer to an “incentive plan”, we are referring to a plan that provides compensation to incentivize performance over a specified period, whether such performance is measured by reference to our financial performance, our stock price or any other performance measure (including individual performance).  A “non-equity incentive plan” is an incentive plan in which benefits are not valued by reference to FAS 123R.  Our AIP and our Loan Incentive Plan are non-equity incentive plans;

•
when we refer to changes in pension values in column “h” above, we are referring to the aggregate change in the present value of the Named Officer’s accumulated benefit under the Union Center National Bank Pension Plan from the measurement date used for preparing our 2006 year-end financial statements to the measurement date used for preparing our 2007 year-end financial statements (in the case of our 2007 compensation), from the measurement date used for preparing our 2007 year-end financial statements to the measurement date used for preparing our 2008 year-end financial statements (in the case of our 2008 compensation) and from the measurement date used for preparing our 2008 year-end financial statements to the measurement date used for preparing our 2009 year-end financial statements (in the case of our 2009 compensation);

•
the Named Officers did not receive any nonqualified deferred compensation earnings during 2007, 2008 or 2009; when we refer to “nonqualified deferred compensation earnings” in this table, we are referring to above-market or preferential earnings on compensation that is deferred on a basis that is not tax-qualified, such as earnings on a nonqualified defined contribution plan;

•	“all other compensation” includes the following for 2009:

▪
for Mr. Weagley: $10,800 represents expense with respect to an automobile allowance; $6,250 represents matching payments that we made under our 401(k) plan; and $752 represents payment for group term-life insurance;

▪	for Mr. Abrahamian: $7,200 represents expense with respect to an automobile allowance and $1,312 represents payment for group term-life insurance;

▪	for Ms. Wunder: $3,986 represents matching payments that we made under our 401(k) plan and $529 represents payment for group term-life insurance;

▪
for Mr. Shapiro: $7,200 represents expense with respect to an automobile allowance; $6,723 represents matching payments that we made under our 401(k) plan; and $1,190 represents payment for group term-life insurance; and

▪
for Mr. Boylan: $7,200 represents expense with respect to an automobile allowance; $8,645 represents matching payments that we made under our 401(k) plan; and $1,160 represents payment for group term-life insurance.

Grants of Plan-Based Awards

During 2009, our Named Officers did not receive stock awards or stock options.  The amounts under “Estimated Future Payouts Under Non-Equity Incentive Plan Awards” represents the threshold (minimum), target and maximum cash amounts that could have been earned by each Named Officer under the Company’s AIP and, for Mr. Shapiro and Mr. Boylan, the Loan Incentive Plan, if specified performance targets had been attained.  As none of the AIP targets were attained, no amounts were paid under the AIP for 2009.  Mr. Shapiro and Mr. Boylan received amounts under the Loan Incentive Plan in 2009.  Those amounts are included in the Summary Compensation Table above.  For a description of the various performance targets, please see the description of the AIP and the Loan Incentive Plan under the Compensation Discussion and Analysis above.

					All other	All other
					Stock	Option
					Awards:	Awards:	Exercise	Grant Date
					Number of	Number of	or Base	Fair Value
		Estimated Future Payouts Under Non-			Shares of	Securities	Price of	of Stock
	Grant	Equity Incentive Plan Awards			Stock or	Underlying	Option	and Option
Name	Date	Threshold	Target	Maximum	Units	Options	Awards	Awards
(a)	(b)	($)(c)	($)(d)	($)(e)	(#)(i)	(#)(j)	($/Sh)(k)	($)(l)

Anthony C. Weagley	—	—	75,000	105,000	—	—	—	—

A. Richard Abrahamian	—	—	35,020	49,028	—	—	—	—

Lori A. Wunder	—	—	26,522	37,131	—	—	—	—

Ronald M. Shapiro	—	—	40,000	(1)	—	—	—	—

William J. Boylan	—	—	40,000	(1)	—	—	—	—

(1)  The executive could also be entitled to a percentage overrun of additional incentive over the target, as outlined in the incentive plan document.

Outstanding Equity Awards at December 31, 2009

The following table sets forth, for each of the Named Officers, information regarding stock options and unvested stock awards outstanding at December 31, 2009.  As indicated in the table, as of that date, all stock options held by the Named Officers were exercisable and all stock awards were vested.

Option Awards					Stock Awards
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Non- Exercisable (c)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h)

Anthony C. Weagley	4,631	0	8.97	6/20/2012
	9,595	0	10.64	10/19/2015	0

A. Richard Abrahamian	0	0	-	-	0	0

Lori A. Wunder	4,631		8.97	6/20/2012
	6,519	0	10.64	10/19/2015	0	0

Ronald M. Shapiro	0	0	-	-	0	0

William J. Boylan	0	0	-	-	0	0

In the table above, we are disclosing:

•	in column “b”, the number of shares of our common stock underlying unexercised stock options that were exercisable as of December 31, 2009; and

•	in columns “e” and “f”, respectively, the exercise price and expiration date for each stock option that was outstanding as of December 31, 2009.

Options Exercised and Stock Vested

As indicated in the following chart, none of the Named Officers held any stock awards that vested during 2009 and none of the Named Officers, other than Mr. Weagley, exercised any stock options during 2009.  The phrase “value realized on exercise” represents the number of shares of common stock set forth in column (b) multiplied by the difference between the market price of our common stock on the date of exercise and the Named Officer’s exercise price.

	Option Awards		Stock Awards
Name (a)	Number of Shares Acquired on Exercise (#) (b)	Value Realized on Exercise ($) (c)	Number of Shares Acquired on Vesting (#) (d)	Value Realized on Vesting ($) (e)
Anthony C. Weagley	1,757	3,813	-	-
	1,650	3,614
	1,730	2,612

A. Richard Abrahamian	-	-	-	-

Lori A. Wunder	-	-	-	-

Ronald M. Shapiro	-	-	-	-

William J. Boylan	-	-	-	-

Pension Benefits

The following table sets forth, for each of the Named Officers, information regarding the benefits payable under each of our plans that provides for payments or other benefits at, following, or in connection with such Named Officer’s retirement. Those plans are summarized below the following table.  The following table does not provide information regarding tax-qualified defined contribution plans or nonqualified defined contribution plans.

Name (a)	Plan Name (b)	Number of Years of Credited Service (#) (c)	Present Value of Accumulated Benefit ($) (d)	Payments During Last Fiscal Year ($) (e)

Anthony C. Weagley	Union Center National Bank Pension Plan Trust	23	220,198	—

A. Richard Abrahamian	—	—	—	—

Lori A. Wunder	Union Center National Bank Pension Plan Trust	12	115,536	—

Ronald M. Shapiro	—	—	—	—

William J. Boylan	—	—	—	—

In the table above:

•
we have determined the years of credited service based on the same pension plan measurement date that we used in preparing our audited financial statements for the year ended December 31, 2009; we refer to that date as the “Plan Measurement Date”;

•
when we use the phrase “present value of accumulated benefit”, we are referring to the actuarial present value of the Named Officer’s accumulated benefits under our pension plans, calculated as of the Plan Measurement Date;

•	the present value of accumulated benefits shown in the table above have been determined using the assumptions set forth in our audited financial statements for the year ended December 31, 2009; and

•	column “e” refers to the dollar amount of payments and benefits, if any, actually paid or otherwise provided to the Named Officer during 2009 under our pension plans.

The Union Center National Bank Pension Trust - which we refer to as the “Pension Plan” - is intended to be a tax-qualified defined benefit plan under Section 401(a) of the Internal Revenue Code.  The Pension Plan, which has been in effect since March 15, 1950, generally covers employees of Union Center National Bank and Center Bancorp who have attained age 21 and completed one year of service.  The normal retirement (age 65) pension payable under the Pension Plan is generally equal to 44% of a participant’s highest average compensation over a 5-year period.  Compensation means a participant’s W-2 wages, increased by certain reductions such as 401(k) contributions.  The normal retirement benefit is proportionately reduced if a participant has less than 25 years of service at age 65.  None of our Named Officers was eligible to retire with a normal retirement pension as of December 31, 2009.

A participant may retire before or after age 65. A participant will qualify for immediate commencement of an early retirement pension if he or she retires after attaining age 60 and completing at least six years of service. A participant who completes five years of service is entitled to a vested pension commencing at normal retirement age or after meeting the early retirement requirements. Early retirement and vested pension benefits are calculated in the same manner as a normal retirement pension, but are multiplied by a fraction the numerator of which is the participant’s years of service and the denominator of which is the number of years of service the participant would have accumulated through normal retirement. Benefits payable prior to normal retirement are also subject to adjustment for actuarial equivalence, using age and interest factors specified by the Pension Plan. Based upon their ages and years of service, none of our Named Officers is currently eligible for an early retirement pension under the Pension Plan.

Pension Plan benefits are generally payable in the form of a life annuity or a joint and survivor annuity.  However, a participant may elect to receive his or her pension in a lump sum.  All forms of benefit are actuarially equivalent to a single life annuity form.

Nonqualified Deferred Compensation

The Union Center National Bank Deferred Compensation Plan for Senior Executives and Directors was terminated in 2008.

Stock Option Plans

We currently maintain the 2009 Equity Incentive Plan, under which our Compensation Committee may grant “incentive stock options” as defined under the Internal Revenue Code, non-qualified stock options, restricted stock awards and restricted stock unit awards to employees, including officers, and consultants. We previously maintained our 1999 Employee Stock Incentive Plan and our 1993 Employee Stock Option Plan, both of which have expired. No additional grants may be made under those plans. We adopted all of these plans in order to attract and retain qualified officers and employees and, with respect to the 2009 Equity Incentive Plan, consultants. Under the 1999 Employee Stock Incentive Plan, our Compensation Committee was able to grant incentive stock options, non-qualified stock options and restricted stock awards to our employees, including our officers. Under the 1993 Employee Stock Option Plan, our Compensation Committee was able to grant incentive stock options and non-qualified stock options to our officers and employees.

A total of 400,000 shares of common stock were authorized for issuance under the 2009 Equity Incentive Plan. All of these 400,000 shares were available for future grants as of January 1, 2010. As of December 31, 2009, we had 165 employees, all of whom are eligible to participate in the 2009 Equity Incentive Plan. Future grants under the 2009 Equity Incentive Plan have not yet been determined. No option will be exercisable more than ten years from the date of grant and no option or other award may be granted after March 26, 2019 under our 2009 Equity Incentive Plan.

We initially had 435,153 shares of our common stock authorized for issuance under the 1999 Employee Stock Incentive Plan (as adjusted for stock splits and stock dividends) and we initially had 633,194 shares authorized for issuance under the 1993 Employee Stock Option Plan (as adjusted for stock splits and stock dividends).

The following table provides information about our common stock that may be issued upon the exercise of options, warrants and rights under our 2009 Equity Incentive Plan, 1999 Employee Stock Incentive Plan, 1993 Employee Stock Option Plan, 1993 Outside Director Stock Option Plan and 2003 Non-Employee Director Stock Option Plan as of December 31, 2009. These plans were our only equity compensation plans in existence as of December 31, 2009. As of December 31, 2009, awards could only be granted under the 2009 Equity Incentive Plan and 2003 Non-Employee Director Stock Option Plan.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity Compensation Plans Approved by Shareholders	192,002	7.67 – 15.73	1,079,622
Equity Compensation Plans Not Approved by Shareholders	-	-	-
Total	192,002	7.67 – 15.73	1,079,622

Employment Agreements

Anthony Weagley

On April 4, 2008, Anthony Weagley, our current chief executive officer, entered into an amended and restated employment agreement. The agreement provided for a term that expired on December 31, 2009, without any renewal. However, if a Change in Control Event (as defined) occurred during the term of the agreement, the agreement would automatically extend for a period of three years after that event. The agreement provided for a salary of $225,000 per year, the issuance of $25,000 of stock on December 31, 2008 and 2009, participation in our AIP, a car allowance and health and life insurance and benefits under our 401(k) Plan. In the event that Mr. Weagley had been terminated without “Cause” or he terminated with “Good Reason” (each as defined by the agreement), he would be entitled to receive (a) a lump sum severance payment equal to three (3) times the sum of (i) his annual base salary as in effect immediately prior to the termination, (ii) the largest annual cash bonus he ever received or receives from us (the “Weagley Largest Bonus”), (iii) the amount recorded on his W-2 (for the calendar year preceding the calendar year in which the termination occurs) that is attributable to fringe benefits provided to him by us, and (iv) the maximum matching contribution that could have been made under our 401(k) plan if he had remained employed by us for an additional year following the date of termination; (b) a lump sum payment equal to the excess, if any, of (x) the lump sum present value of the benefit that Mr. Weagley would have been entitled to receive under our tax-qualified defined benefit pension plan (the “Pension Plan”) had he continued to be employed by us for an additional three year period following the termination (assuming that he continued during such period to receive a salary equal to the salary in effect on the date of termination and an annual incentive bonus equal to the Weagley Largest Bonus), over (y) the lump sum present value of the benefit that Mr. Weagley is entitled to receive under the Pension Plan as of the date of his termination of employment; (c) in certain circumstances, COBRA coverage for eighteen months; (d) continued life insurance coverage for three years, and (e) acceleration of all unvested stock options. Substantially all of the payments and benefits were conditioned upon Mr. Weagley’s execution, delivery and non-revocation of a general release in favor of Center Bancorp and related parties. As indicated above, the agreement terminated on December 31, 2009.

Lori Wunder

Lori A. Wunder entered into an employment agreement with us that, as amended and restated as of January 1, 2007, provided for an initial term that expired on December 31, 2009 and contained a renewal provision that, in effect, assured her of at least two years’ notice of termination in the absence of a Change in Control Event (as defined) and three years’ notice of termination in connection with a Change in Control Event. On December 3, 2007, Ms. Wunder agreed to amendments to her employment agreements which provide for a term that expired on December 31, 2009, without any renewal. However, if a Change in Control Event (as defined in her agreement) had occurred during the term of the agreement, the agreement would automatically extend for a period of three years after that event.

Under the December 3, 2007 amendment, effective from January 1, 2008, the Company was obligated to provide Ms. Wunder with an automobile expense reimbursement of forty-four cents per mile based on a daily mileage log for Bank business, but was no longer obligated to provide Ms. Wunder with an automobile as had been required prior to such amendment. Title to the automobile then being driven by and in the possession of Ms. Wunder was transferred from the Bank to Ms Wunder without additional payment by her. The amended employment agreement required the Company to provide Ms. Wunder with life insurance, short and long-term disability insurance health insurance, pension benefits and benefits under the Bank’s 401(k) Plan to the extent that such benefits were provided on December 3, 2007, together with any benefit enhancements that may be added to such plans in the future. The monetary amount of such benefits received by each employee will be in accordance with the terms and conditions of such plans.

The agreement provided that if the employment of Ms. Wunder were terminated without “Cause” or she terminated with “Good Reason” (each as defined by the agreement) during the term, she would receive a lump sum payment equal to two times (three times if the termination was in connection with a Change in Control Event) the sum of the annual rate of salary that she was receiving at the time of termination and the largest bonus she ever received from the Company under the AIP.  In addition, she would receive a lump sum payment equal to the difference between the amount of benefits, if any, that she would have accrued under our Pension Plan, as well as the amount of additional contributions that we would have made on her behalf under our 401(k) Plan, had her employment continued for a period of two additional years (three years if the termination was in connection with a Change in Control Event).  Further, any unvested stock options held by Ms. Wunder would become fully vested and the Company would continue health, life and long-term care insurance coverage for her for an additional two years (or three years if the termination was in connection with a Change in Control Event.  As indicated above, the agreement with Ms. Wunder terminated on December 31, 2009.

Richard Abrahamian and Ronald M. Shapiro

On April 15, 2008, we entered into a change in control agreement with Richard Abrahamian, our former chief financial officer, who resigned from the Company on January 28, 2010. The agreement provided that it would terminate on February 2, 2010, and was not subject to automatic renewal thereafter. However, if a “Change in Control Event” had occurred at any time prior to February 2, 2010, then the term of the change in control agreement would automatically be extended for a period of one year from the date of such Change in Control Event.

On November 21, 2008, we entered into a change in control agreement with Ronald Shapiro, our chief lending officer. The agreement will terminate on July 14, 2010 and is not subject to automatic renewal thereafter. However, if a “Change in Control Event” occurs at any time prior to July 14, 2010, then the term of the change in control agreement will automatically be extended for a period of one year from the date of such Change in Control Event.

The change in control agreements permitted Mr. Abrahamian and permits Mr. Shapiro to resign within 180 days after the occurrence of a Change in Control Event (as defined).  Upon termination of employment by such Named Officer for “Good Reason” (as defined) with respect to a Change in Control Event that occurs during the term of the agreement or upon termination of such Named Officer’s employment by us without “Cause” (as defined) within one year after a Change in Control Event, such Named Officer is entitled to: (a) a lump sum severance payment equal to three (3) times the sum of (i) his annual base salary as in effect immediately prior to the termination, (ii) the largest annual cash bonus he ever received or receives from us (the “Largest Bonus”), (iii) the amount recorded on his W-2 (for the calendar year preceding the calendar year in which the termination occurs) that is attributable to fringe benefits provided to him by us, and (iv) the maximum matching contribution that could have been made under our 401(k) plan if he had remained employed by us for an additional year following the date of termination; (b) a lump sum payment equal to the excess, if any, of (x) the lump sum present value of the benefit that such Named Officer would have been entitled to receive under our Pension Plan had he continued to be employed by us for an additional three year period following the termination (assuming that he continued during such period to receive a salary equal to the salary in effect on the date of termination and an annual incentive bonus equal to the Largest Bonus), over (y) the lump sum present value of the benefit that such Named Officer is entitled to receive under the Pension Plan as of the date of his termination of employment; (c) in certain circumstances, COBRA coverage for eighteen months; (d) continued life insurance coverage for three years, and (e) acceleration of all unvested stock options.  Substantially all of the payments and benefits are conditioned upon such Named Officer’s execution, delivery and non-revocation of a general release in favor of Center Bancorp and related parties.  The agreement with Mr. Abrahamian has terminated.

General

The employment agreement for Ms. Wunder contained a “gross up” provision which provided for additional payments in the event that any amounts payable or benefits provided to her pursuant to her employment agreement were subject to certain excise taxes imposed by Section 4999 of the Internal Revenue Code. The agreements for Messrs. Weagley an Abrahamian provided, and for Mr. Shapiro, provides for a reduction in benefits if necessary to assure that the compensation payable thereunder is not subject to such excise taxes.

Had Mr. Weagley, Mr. Abrahamian, Ms. Wunder or Mr. Shapiro been involuntarily terminated as of December 31, 2009 in connection with a Change in Control Event, the approximate amounts that Mr. Weagley and Ms. Wunder would have been entitled to receive under their respective employment agreements, and the approximate amounts that Mr. Abrahamian and Mr. Shapiro would have been entitled to receive under their respective change in control agreements, based upon their compensation for 2009 and disregarding any restrictions on severance payments applicable while we remain a participant in the TARP Capital Purchase Program, are: for Mr. Weagley: $963,940; for Ms. Wunder: $515,807; for Mr. Abrahamian: $619,855; and for Mr. Shapiro: $683,782. Mr. Weagley also would have been entitled to the same approximate amount had his employment been involuntarily terminated as of December 31, 2009 other than in connection with a Change in Control Event. Had Ms. Wunder been involuntarily terminated as of December 31, 2009 other than in connection with a Change in Control Event, the estimated amount that she would have been entitled to, based upon her compensation for 2009, is $351,209. Had Mr. Abrahamian or Mr. Shapiro been involuntarily terminated as of December 31, 2009 other than in connection with a Change in Control Event, they would not have been entitled to severance and other separation benefits under their respective change in control agreements.

Compensation of Directors

The following table sets forth certain information regarding the compensation we paid to our directors during 2009. None of our directors received compensation under any non-equity incentive plan during 2009. The Union Center National Bank Directors’ Retirement Plan and the Union Center National Bank Deferred Compensation Plan for Senior Executives and Directors were both terminated in 2008. Mr. Barth served as a director until his retirement on May 27, 2009. Ms. Curtis served as a director until her retirement on March 24, 2010. Ms. Klein is not included in the following table since she was appointed to the Board on March 25, 2010.

Director Compensation

Name (a)	Fees Earned or Paid in Cash ($) (b)	Stock Awards ($) (c)	Option Awards ($) (d)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (f)	All Other Compensation ($) (g)	Total ($) (h)
Hugo Barth, III	6,533	-	5,151	-	-	11,684
Alexander Bol	40,400	-	5,151	-	-	45,551
Brenda Curtis	19,300	-	5,151	-	-	24,451
John DeLaney	19,300	-	5,151	-	-	24,451
James J. Kennedy	23,650	-	5,151	-	-	28,801
Howard Kent	28,850	-	5,151	-	-	34,001
Elliot I. Kramer	21,250	-	5,151	-	-	26,401
Nicholas Minoia	24,100	-	5,151	-	-	29,251
Harold Schechter	21,100	-	5,151	-	-	26,251
Lawrence Seidman	27,650	-	5,151	-	-	32,801
William Thompson	24,400	-	5,151	-	-	29,551
Raymond Vanaria	29,500	-	5,151	-	-	34,651

In the table above:

•
when we refer to “Fees Earned or Paid in Cash” in column “b”, we are referring to all cash fees that we paid or were accrued in 2009, including annual retainer fees, committee and /or chairmanship fees and meeting fees;

•	when we refer to “stock awards” or “option awards”, we are referring to the aggregate grant date fair value computed in accordance with FASB ASC Topic 718;

•
the grant date fair value for each of the option awards made to our directors during 2009 was $1.48 per share; an option covering 3,473 shares of common stock was granted to each non-employee director on March 1, 2009; the options vest in 25% increments, beginning one year after the grant date;

•
the aggregate number of option awards outstanding for each director at December 31, 2009 were for Mr. Bol, 16,456 shares; Ms. Curtis, 20,673 shares; Mr. DeLaney, 10,419 shares; Mr. Kennedy, 60,563 shares; Mr. Kent, 3,473 shares; Mr. Kramer, 3,473 shares; Mr. Minoia, 0 shares; Mr. Schechter, 6,946 shares;  Mr. Seidman, 6,946 shares; Mr. Thompson, 14,761 shares; and Mr. Vanaria, 6,946 shares;

•
when we refer to “Change in Pension Value and Nonqualified Deferred Compensation Earnings”, we are referring to the aggregate change in the present value of each director’s accumulated benefit under all defined benefit and actuarial plans from the measurement date used for preparing our 2008 year-end financial statements to the measurement date used for preparing our 2009 year-end financial statements; and

•	the directors did not receive any Nonqualified Deferred Compensation Earnings during 2009.

The table above does not include fees paid during 2009 to Mr. Bol’s architectural firm (less than $40,000 during 2009), Mr. DeLaney’s law firm (less than $2,500 during 2009) or entities owned by Mr. Minoia.  See “Compensation Committee Interlocks and Insider Participation.”

1993 Outside Director Stock Option Plan

Our 1993 Outside Director Stock Option Plan was adopted in order to attract and retain qualified directors. Pursuant to our 1993 Outside Director Stock Option Plan, each non-employee member of our Board received a one-time stock option covering 36,181 shares of our common stock (as adjusted for stock splits and stock dividends).  These options become exercisable in three installments, commencing one year after the date of grant, at a per share exercise price equal to the fair market value of one share of our common stock on the date of grant. Such options may not be exercised more than ten years after their date of grant.  No options were permitted to be granted under our 1993 Outside Director Stock Option Plan after November 17, 2003.

We initially had 569,876 shares of our common stock authorized for issuance under our 1993 Outside Director Stock Option Plan (as adjusted for stock splits and stock dividends).

2003 Non-Employee Director Stock Option Plan

Our 2003 Non-Employee Director Stock Option Plan was adopted in order to attract and retain qualified directors.  Our 2003 Non-Employee Director Stock Option Plan initially provided that on June 1 of each year, directors who served continuously on our Board during the twelve months immediately preceding such date and who were not employed by us or any of our subsidiaries during that twelve month period would be granted a stock option covering 3,000 shares of common stock.  These options vest over a four year period, subject to acceleration in certain instances.  For an eligible director who remained on our Board for the periods listed below, the operation of the 2003 Non-Employee Director Stock Option Plan as initially adopted would be as follows:

Date	Effect

June 1, 2004	An option covering 3,000 shares is granted; we will refer to this option as “Option A”; no shares are purchasable under Option A.

June 1, 2005	An option covering 3,000 shares is granted; we will refer to this option as “Option B”); 750 shares are purchasable under Option A; and no shares are purchasable under Option B.

June 1, 2006
An option covering  3,000 shares is granted; we will refer to this option as “Option  C”; 1,500 shares are purchasable under Option A; 750 shares are purchasable under  Option B; and no shares are purchasable under Option C.

June 1, 2007
An option covering  3,000 shares is granted;  we will refer to this option as “Option  D”; 2,250 shares are purchasable under Option A; 1,500 shares are purchasable  under Option B; 750 shares are purchasable under Option C; and no shares are  purchasable under Option D.

During 2004, 2005, 2006 and 2007, after giving effect to stock splits and stock dividends, we granted options covering 3,308, 3,473, 3,473 and 3,473 shares, respectively, to each non-employee member of our Board pursuant to our 2003 Non-Employee Director Stock Option Plan.

On February 28, 2008, our Board adopted amendments to the 2003 Non-Employee Director Stock Option Plan providing that options covering 3,473 shares would be granted on March 1 of each year, commencing March 1, 2008, to directors who served continuously on our Board during the six months immediately preceding such date and who were not employed by us or any of our subsidiaries during that six month period. No changes were made to the vesting provisions of the 2003 Non-Employee Director Stock Option Plan.

All of the options granted in 2004 and 2005 are fully exercisable, three quarters of the options granted in 2006, one half of the options granted in 2007, one half of the options granted in 2008 and one quarter of the options granted in 2009 are exercisable on or before April 1, 2010. We initially had 551,250 shares of our common stock authorized for issuance under our 2003 Non-Employee Director Stock Option Plan (as adjusted for stock splits and stock dividends) and 452,874 shares remained available for grant as of January 1, 2010.

There are no fees paid to any director of Center Bancorp for any meeting of the Center Bancorp Board of Directors. The chairman of the Audit Committee and the chairman of the Compensation Committee receive $500 for each committee meeting attended.  Members of the Audit Committee and the Compensation Committee receive $300 for each committee meeting attended. Alexander A. Bol, Chairman of the Board of Union Center National Bank, receives a $15,000 annual retainer and $900 for each meeting of Union Center National Bank’s Board that he attends.  All other directors of Union Center National Bank who are not officers of that Bank receive a $7,000 annual retainer and $900 for each meeting of the Union Center National Bank Board that they attend.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee consists of Alexander A. Bol, John J. DeLaney, Jr., Phyllis S. Klein (since March 25, 2010), Lawrence B. Seidman and William A. Thompson. Of the persons named, only Mr. Bol has served as an officer and/or employee of Center Bancorp or Union Center National Bank.  Brenda Curtis, who served as a director until her resignation on March 24, 2010, also served on the Compensation Committee during 2009.  Mr. Weagley participates in determinations regarding compensation of all employees other than himself.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the information provided under the caption “Compensation Discussion and Analysis” set forth above.  Based on that review and those discussions, the Compensation Committee recommended to our Board that such “Compensation Discussion and Analysis” be included in this proxy statement.

In addition, in accordance with U.S. Treasury regulations applicable to participants in the TARP Capital Purchase Program, the Compensation Committee of Center Bancorp’s Board of Directors certifies that:

(1)
It has reviewed with senior risk officers the senior executive officer (SEO) compensation plans and has made all reasonable efforts to ensure that these plans do not encourage SEOs to take unnecessary and excessive risks that threaten the value of Center Bancorp.

(2)	It has reviewed with senior risk officers the employee compensation plans and has made all reasonable efforts to limit any unnecessary risks that the plans pose to Center Bancorp.

(3)
It has reviewed the employee compensation plans to eliminate any features of these plans that would encourage manipulation of reported earnings of Center Bancorp to enhance the compensation of any employee.

During the period after September 14, 2009, the Compensation Committee has at least every six months reviewed (i) with the Company’s Senior Risk Officer compensation plans to ensure that the senior executive officer compensation plans do not encourage the senior executive officers to take unnecessary and excessive risks that threaten the value of the Company, (ii) with the Company’s Senior Risk Officer, the Company’s employee compensation plans and has made all reasonable efforts to limit any unnecessary risks these plans pose to the Company, and (iii) the Company’s employee compensation plans to eliminate any features of the these plans that would encourage the manipulation of reported earnings of the Company to enhance the compensation of any employee.

As required under Treasury’s initial interim final rule related to the TARP executive compensation limitations issued in October 2008, the Company’s Senior Risk Officer in May 2009 reviewed with the Committee, at the direction of the Company’s primary federal regulator, the Company’s executive incentive compensation plans to ensure that the Company’s executive officers were not encouraged to take unnecessary and excessive risks that could threaten the value of the Company. As required by the June 2009 interim final rule, the Committee engaged in December 2009, with the assistance of the Company’s Senior Risk Officer, in a broader review that included all of the Company’s incentive compensation plans for all employees. This latter review included discussion, evaluation and review of the plans applicable to the Company’s senior executive officers and other eligible officers to ensure that such plans do not encourage such officers to take unnecessary and excessive risks that threaten the value of the Company; discussion, evaluation and review of all employee plans in light of the risks posed to the Company by such plans and how to limit such risks (including ensuring the plans do not encourage behavior focused on short-term results rather than long-term value creation); and discussion, evaluation and review of all employee plans to ensure the plans do not encourage the manipulation of reported earnings to enhance the compensation of any of the Company’s employees.

In meeting with the Company’s Senior Risk Officer and other members of executive management, the Committee identified the Company’s senior executive officer compensation plans. For 2009, these plans were the Achievement Incentive Plan (“AIP”) and the Loan Incentive Plan. The Committee also reviewed the Company’s other non-senior executive officer compensation plan, the 2009 Branch Management Incentive Compensation Program.

The Committee’s review of the Company’s AIP concluded with a determination by the Committee that the plan did not encourage unnecessary and excessive risks that threatened the value of the Company and did not encourage manipulation of the Company’s reported earnings to enhance the compensation of any of the Company’s employees. The AIP contained a soundness threshold that conditions any incentive payments to any plan participants on attaining very specific quantifiable goals verified by the CEO and Board of Directors. The review concluded that the exclusion of the CEO, due to TARP limitations, who must approve all awards under the Plan, provided a significant restraint to actions resulting in inappropriately higher risk to the Company. Furthermore, the plan limits the maximum amount of payout and participant inclusion in the Plan is determined annually and inclusion in one year does not guarantee inclusion in subsequent years, thus further limiting the risk to the Company. In connection with the review in December 2009, it was noted that the Company’s chief executive officer was subject to the cash bonus prohibition for the TARP period, and thus not eligible to participate in the AIP. The December 2009 review recommended consideration of certain changes, including a minimum Company profitability requirement. The review also concluded that consideration be given to adopting a pooled incentive derived from the financial statements, which would allow for better peer comparisons. These recommendations will be considered for adoption in any future plans.  In light of the Company’s 2009 performance, the Compensation Committee and our Board of Director’s determined that no AIP awards for 2009 would be granted to any of the SEOs participating in the AIP due to overall Company performance falling short of budget expectations.

The review of the Company’s Loan Incentive Plan, which was modified during 2009 to incorporate additional risk mitigators, concluded with a determination by the Committee that the plan did not encourage unnecessary or excessive risks that threatened the value of the Company or that encouraged the manipulation of the Company’s earnings to enhance the compensation of any of the Company’s loan officers. During 2009, the Company required participants to be in good standing and prohibited awards based on transactions approved solely under the officer’s authority.  Additionally, the plan requires that awards will be eligible only for loans that meet safety and soundness underwriting standards. Incentive awards earned under the plan may be adjusted based on current and historical credit quality results as measured by actual delinquency levels. Unacceptable performance in subsequent periods allows the Company to recover (“clawback”) previously paid awards. The Company believes that there are adequate controls and clawback provisions embedded within the plan to mitigate the risk associated with the plan. Officers that participate in the Loan Incentive Plan do not participate in the AIP. The December 2009 review recommended incorporating a deferral feature to allow for the evaluation of the time horizon associated with realizing the impact of loans generated in the current period.

After its review of these incentive compensation arrangements, the Committee was able to conclude that none of these arrangements encourage manipulation of the Company’s reported earnings to enhance the compensation of any of the Company’s employees.

Alexander A. Bol
John J. DeLaney
Phyllis S. Klein
Lawrence B. Seidman
William A. Thompson

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

In a joint Schedule 13D filing made on December 7, 2009, on behalf of Seidman and Associates, L.L.C., Seidman Investment Partnership, L.P., Seidman Investment Partnership II, L.P., Broad Park Investors, LLC, Chewy Gooey Cookies, LP, LSBK06-08, LLC, Lawrence Seidman, clients of Lawrence Seidman, CBPS, LLC, Dennis Pollack, Harold Schechter and Raymond Vanaria, such persons stated that as of December 4, 2009, they beneficially own a total of 3,021,804 shares of our common stock, representing 20.7% of the shares outstanding as of October 31, 2009, as disclosed in the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission (“SEC”) on November 9, 2009.  Seidman and Associates, L.L.C., Seidman Investment Partnership, L.P., Seidman Investment Partnership II, L.P., LSBK06-08, LLC and Lawrence Seidman have an address of 100 Misty Lane, Parsippany, New Jersey 07054.  Mr. Seidman also has an address of 19 Veteri Place, Wayne, New Jersey 07470.  Broad Park Investors, L.L.C. and Chewy Gooey Cookies, L.P. have an address of 80 Main Street, West Orange, New Jersey 07052.  Mr. Pollack has an address of 825 Third Avenue, New York, New York 10022.  Mr. Schechter has an address of 34 33rd  Street, New York, New York 10001.  Mr. Vanaria has an address of 155 North Dean Street, Englewood, New Jersey 07631.  CBPS, LLC has an address of One Rockefeller Plaza, New York, NY 10020.

We are not aware of any other person or entity that owned of record or beneficially more than five percent of our outstanding common stock as of the record date.

The following table sets forth, for each of our directors, the number of shares of our common stock which they beneficially owned as of January 31, 2010 and their percentage of common stock ownership as of January 31, 2010:

Name	Shares of Common Sock Held Beneficially Directly and Indirectly		Percent of Shares Outstanding

Alexander A. Bol	123,827	(a)	0.85

John J. DeLaney, Jr.	9,089		0.06

James J. Kennedy	66,817		0.46

Howard Kent	134,381	(b)	0.92

Phyllis S. Klein	-		-

Elliot I. Kramer	1,989		0.01

Nicholas Minoia	10,840		0.07

Harold Schechter	9,055		0.06

Lawrence B. Seidman	3,050,198	(c)	20.93

William A. Thompson	80,922	(c)(d)	0.56

Raymond Vanaria	54,347	(c)(e)	0.37

(a)	Includes 2,342 shares owned by Mr. Bol’s spouse.
(b)	Includes 114,303 shares owned jointly with Mr. Kent’s spouse.
(c)
See the description above regarding the 13D filing made by Mr. Seidman and others.  The shares reflected in the table above for Mr. Schechter and Mr. Vanaria do not include any shares other than shares directly owned by them.  The shares reflected in the table for Mr. Seidman reflect all shares beneficially owned by the persons named in the 13D filing as of January 31, 2010.

(d)	Includes 13,936 shares held by Mr. Thompson’s spouse and children.
(e)	Includes 3,685 shares held by Mr. Vanaria’s spouse.

The shares set forth in the table above include the following number of shares subject to options exercisable by April 1, 2010: Mr. Bol, 9,508 shares; Mr. DeLaney, 4,340 shares; Mr. Kennedy, 53,615 shares; Mr. Kent, 868 shares; Ms. Klein, 0 shares; Mr. Kramer, 868 shares; Mr. Minoia, 0 shares; Mr. Schechter, 2,604 shares; Mr. Seidman, 2,604 shares; Mr. Thompson, 7,813 shares; and Mr. Vanaria, 2,604 shares.

Anthony C. Weagley, our President and Chief Executive Officer, beneficially owned 36,748 shares of our common stock as of January 31, 2010, including 14,226 shares subject to options exercisable by April 1, 2010.  A. Richard Abrahamian resigned as our Chief Financial Officer on January 28, 2010.  He did not beneficially own any shares of our common stock as of the date of his resignation. Ronald Shapiro, our Chief Lending Officer, beneficially owned 6,116 shares of our common stock as of January 31, 2010, including 0 shares subject to options exercisable by April 1, 2010. Lori A. Wunder, one of our Senior Vice Presidents, beneficially owned 14,903 shares of our common stock as of January 31, 2010, including 11,150 shares subject to options exercisable by April 1, 2010. William Boylan, another one of our Senior Vice Presidents, beneficially owned 389 shares of our common stock as of January 31, 2010, including 0 shares subject to options exercisable by April 1, 2010.

Phyllis S. Klein was appointed to the Boards of Directors of the Company and Union Center National Bank on March 25, 2010.  She did not own any shares of our common stock on that date or on January 31, 2010.  Also on March 25, 2010, Stephen Mauger was named Vice President, Treasurer and Chief Financial Officer of Center Bancorp.  He did not own any shares of our common stock on that date or on January 31, 2010.

As of January 31, 2010, the total number of shares of our common stock directly and beneficially owned by all of our current directors and executive officers as a group (19 persons) amounted to 3,635,027 shares or 24.9% of the common stock outstanding, including 126,170 shares subject to options exercisable by April 1, 2010. In addition, as of January 31, 2010, the total number of shares of our common stock directly and beneficially owned by officers of Union Center National Bank (and not Center Bancorp) amounted to 56,164 shares, or 0.39% of the common stock outstanding.

The following table provides information about our common stock that may be issued upon the exercise of options, warrants and rights under our 2009 Equity Incentive Plan, 1999 Employee Stock Incentive Plan, 1993 Employee Stock Option Plan, 1993 Outside Director Stock Option Plan and 2003 Non-Employee Director Stock Option Plan as of December 31, 2009. These plans were our only equity compensation plans in existence as of December 31, 2009. As of December 31, 2009, awards could only be granted under the 2009 Equity Incentive Plan and 2003 Non-Employee Director Stock Option Plan.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity Compensation Plans Approved by Shareholders	192,002	7.67 – 15.73	1,079,622
Equity Compensation Plans Not Approved by Shareholders	-	-	-
Total	192,002	7.67 – 15.73	1,079,622

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Since the adoption of the Sarbanes-Oxley Act in July 2002, there has been a growing public and regulatory focus on the independence of directors. In response, Nasdaq adopted amendments to its definition of independence. Additional requirements relating to independence are imposed by the Sarbanes-Oxley Act with respect to members of the Audit Committee.  Our Board has determined that the members of the Audit Committee satisfy all applicable definitions of independence. Our Board has also determined that the following members of our Board (including all members of our Nominating and Compensation Committees) satisfy the Nasdaq definition of independence: Alexander A. Bol, John J. DeLaney, Jr., James J. Kennedy, Howard Kent, Phyllis S. Klein, Elliot I Kramer, Harold Schechter, Lawrence Seidman, William A. Thompson and Raymond Vanaria.

During 2009, the Company paid various entities in which Mr. Minoia, a director of Center Bancorp and Union Center National Bank, is a principal, an amount of approximately $449,766 for contracting work performed at one of the Bank’s branches, rental income for one of the Bank’s branch locations and in connection with general contracting work on an OREO property.

Certain of our directors and officers and their associates have had loan transactions with Union Center National Bank in the ordinary course of business during 2009. All such transactions with these directors and officers and their associates were made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time of such transactions for comparable persons not related to us or Union Center National Bank and did not involve more than a normal risk of collectability or present other unfavorable features.

Policies and Procedures Concerning Related Party Transactions

The Audit Committee of the Board of Directors has adopted written procedures governing related party transactions.  The procedures include the following:

☐	all related party transactions that have been previously approved by the full Board of Directors will not be included in the transactions that are approved by the Audit Committee;

☐	any single related party transaction up to $10,000 is automatically deemed to be pre-approved by the Audit Committee;

☐
the Chairman of the Audit Committee is authorized to approve, prior to payment, related party transactions over $10,000 but not exceeding $50,000, and may override any previously approved transaction; and

☐	related party transactions over $50,000 must be approved, prior to payment, by a majority of the members of the Audit Committee.

The Audit Committee reviews related party transactions at least on a monthly basis.  By “related party transaction,” we mean a transaction between the Company or any of its subsidiaries, on the one hand, and an executive officer, director or immediate family member of an executive officer or a director, on the other hand.

Item 14.	Principal Accountant Fees and Services.

In accordance with the requirements of the Sarbanes-Oxley Act of 2002 and the Audit Committee’s charter, all audit and audit-related work and all non-audit work performed by our principal independent accountant is approved in advance by the Audit Committee, including the proposed fees for such work. The Audit Committee is informed of each service actually rendered that was approved through its pre-approval process.

Audit Fees.  Audit fees billed or expected to be billed to us by our principal independent accountant for the audit of the financial statements included in our Annual Report on Form 10-K for the years ended December 31, 2008 and 2009, and reviews of the financial statements included in our Quarterly Reports on Form 10-Q during 2008 and 2009, totaled $238,321 and $242,959, respectively.

Audit-Related Fees.  A total of $30,887 and $38,029 in audit-related fees was billed for fiscal years 2008 and 2009, respectively. Such services are defined as services which are reasonably related to the performance of the audit or review of our financial statements but are not reported under the immediately preceding paragraph.

Tax Fees.  We were billed an aggregate of $15,387 and $25,152 by our principal independent accountant for the fiscal years ended December 31, 2008 and 2009, respectively, for tax services, principally representing advice regarding the preparation of income tax returns.

All Other Fees.  We were billed $0 and $0 by our principal independent accountant for the fiscal years ended December 31, 2008 and 2009, respectively, for all services not covered in the immediately three preceding paragraphs.

Other  Matters.  The Audit Committee has determined that the provision of all services provided by our principal independent accountant during the years ended December 31, 2008 and December 31, 2009 is compatible with maintaining the independence of our principal independent accountant.

Item 15.	Exhibits and Financial Statement Schedules.

The following exhibits are filed herewith:

24.1	Power of Attorney

31.1	Certification of the Chief Executive Officer as required by Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer as required by Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Center Bancorp, Inc. has duly caused this Amendment No. 1 to its Annual Report on Form 10-K for the year ended December 31, 2009 to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTER BANCORP, INC.
April 29, 2010
/s/ Anthony C. Weagley

Anthony C. Weagley
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009  has been signed by the following persons on behalf of the Registrant, in the capacities described below,  on April 29, 2010.

/s/ Alexander A. Bol*	Chairman of the Board

Alexander A. Bol

/s/ John J. DeLaney, Jr.*	Director

John J. DeLaney, Jr.

/s/ James J. Kennedy*	Director

James J. Kennedy

/s/ Howard Kent*	Director

Howard Kent

/s/ Phyllis Klein*	Director

Phyllis Klein

/s/ Elliot I. Kramer*	Director

Elliot I. Kramer

/s/ Nicolas Minoia*	Director

Nicholas Minoia

/s/ Harold Schechter*	Director

Harold Schechter

/s/ Lawrence B. Seidman*	Director

Lawrence B. Seidman

/s/ William A. Thompson*	Director

William A. Thompson

/s/ Raymond Vanaria*	Director

Raymond Vanaria

/s/ Anthony C. Weagley	President and Chief Executive Officer

Anthony C. Weagley

/s/ Stephen J. Mauger	Chief Financial and Accounting Officer

Stephen J. Mauger

*/s/ Anthony C. Weagley

Anthony C. Weagley
Attorney-in-fact

EXHIBIT  INDEX

The following exhibits are filed herewith:

24.1	Power of Attorney

31.1	Certification of the Chief Executive Officer as required by Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer as required by Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.