Form 10-K/A
period 2009-12-31
CENTER BANCORP INC
filed 2010-05-03
CIK 712771

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 2)

(amending Items 1A, 3, 6, 7, 7A, 8 and 9A and revising certain exhibits)

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Fiscal Year Ended December 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Transition Period from _________  to  __________

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

Common Stock, no par value: 14,574,872 shares

DOCUMENTS INCORPORATED BY REFERENCE

No documents are incorporated by reference in this Annual Report on Form 10-K.

EXPLANATORY NOTE

This Amendment No. 2 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (the “Annual Report”) of Center Bancorp, Inc. (the “Company”, the Corporation” or “Center”) filed with the Securities and Exchange Commission (the “SEC”) on March 16, 2010 is filed in order to revise the manner in which Center is accounting for its previously reported loan receivable from Highlands State Bank.

Center has concluded that a restatement of its financial statements for the period ended December 31, 2009, is necessary to conform to bank regulatory reporting positions taken with respect to the previously reported loan receivable from Highlands State Bank (“Highlands”).  As previously reported, this loan participation ended and Union Center National Bank (the “Bank”) made demand for payment from Highlands in 2009.  In the Annual Report as originally filed, Center treated the amount due as a receivable from Highlands rather than as a loan since the participation had ended.  Bank regulators have concluded that solely for purposes of the Consolidated Reports of Condition and Income (“Call Reports”) filed by the Bank with the bank regulators, the item should be accounted for consistent with its classification prior to December 31, 2009, despite the termination of the participation.  After reviewing this matter with the Audit Committee of the Board of Directors of Center and of the Board of Directors of the Bank, the Bank has agreed to account for this item in its Call Reports in the manner proposed by the bank regulators and Center has determined to restate its year-end financial statements filed with the SEC to assure that the financial statements filed with the SEC are consistent with the financial statements filed as part of the Call Reports.  The change resulted in, among other things, (i) an increase in loans outstanding at December 31, 2009 of $4,153,000, (ii) a resultant increase in the allowance for loan losses of $436,000 at December 31, 2009 and (iii) a resultant increase in the provision for loan losses of $1,336,000 for the year ended December 31, 2009.  The increase in the provision for loan losses in turn lowered year-end after-tax net income by $802,000 or $0.06 per fully diluted share.  The Company and its counsel remain confident regarding its legal position with respect to its underlying litigation with Highlands and intend to continue to vigorously pursue its current course of legal action for repayment of the amount payable to the Bank.

Except as described above, no other amendments are being made to the Annual Report.  See Note 21 of the Notes to the Consolidated Financial Statements.  This Form 10-K/A does not reflect events occurring after the March 16, 2010 filing of our Annual Report or modify or update the disclosure contained in the Annual Report in any way other than as required to reflect the amendments discussed above and reflected below.

i

ii

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

Commercial real estate loans were $410.1 million, or approximately 57.0 percent of our total loan portfolio, as of December 31, 2009. Many of these loans are extended to small and medium-sized businesses. The market value of real estate can fluctuate significantly in a short period of time as a result of market conditions in the geographic area in which the real estate is located. Although many such loans are secured by real estate as a secondary form of collateral, continued adverse developments affecting real estate values in our market area could increase the credit risk associated with our loan portfolio. Economic events or governmental regulations outside of the control of the borrower or lender could negatively impact the future cash flow and market values of the affected properties. If the loans that are collateralized by real estate become troubled and the value of the real estate has been significantly impaired, then we may not be able to recover the full contractual amount of principal and interest that we anticipated at the time of originating the loan, which could cause us to increase our provision for loan losses and adversely affect our operating results and financial condition.

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

Item 3. Legal Proceedings

In December 2009, the Corporation took steps to terminate a participation agreement with another New Jersey bank, Highlands State Bank (“Highlands”), at December 31, 2009. Under the terms of the agreement, the participation ended on December 31, 2009, and, in the Corporation’s view, Highlands, as the lead bank, was required to repurchase the remaining balance. The lead bank questioned our enforcement of the participation agreement. Therefore, the Corporation filed suit in Superior Court of New Jersey Chancery Division in Morris County, New Jersey (Docket No. MRS-C-189-09), for the return of the outstanding principal.  Highlands, in turn, has filed an answer and a counterclaim.

This litigation relates to a participating interest in a construction loan originated by Highlands. This loan was closed, and the participating interest (85%) was acquired, in 2007. Various causes of action are pleaded in this litigation by both parties, including claims for recovery of damages. The primary claim prosecuted by the Bank seeks a judicial determination that the participation agreement executed with Highlands was properly terminated in accordance with its terms on December 31, 2009 and that Highlands is obligated to return the unpaid balance of the loan funds advanced by the Bank during its participation in the loan. The primary claim presented by Highlands is that the Bank’s participation in the loan must continue until it is ultimately retired, which will probably result in a substantial loss that it is claimed must be shared by the Bank. This litigation is in its early stages. The initial pleadings have been filed and the discovery phase will now begin.

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

Item 6. Selected Financial Data

SUMMARY OF SELECTED STATISTICAL INFORMATION AND FINANCIAL DATA

	Years Ended December 31,
	2009 (Restated)	2008	2007	2006	2005 (3)
	(Dollars in Thousands, Except per Share Data)
Summary of Income
Interest income	$51,110	$49,894	$52,129	$53,325	$50,503
Interest expense	22,645	24,095	30,630	28,974	23,296
Net interest income	28,465	25,799	21,499	24,351	27,207
Provision for loan losses	4,597	1,561	350	57	—
Net interest income after provision for loan losses	23,868	24,238	21,149	24,294	27,207
Other income	3,906	2,644	4,372	633	3,836
Other expense	23,057	19,473	24,598	24,358	22,213
Income before income tax expense	4,717	7,409	923	569	8,830
Income tax expense (benefit)	946	1,567	(2,933)	(3,329)	1,184
Net income	$3,771	$5,842	$3,856	$3,898	$7,646
Net income available to common stockholders	$3,204	$5,842	$3,856	$3,898	$7,646
Statement of Financial Condition Data
Investments	$298,124	$242,714	$314,194	$381,733	$517,730
Total loans	719,606	676,203	551,669	550,414	505,826
Goodwill and other intangibles	17,028	17,110	17,204	17,312	17,437
Total assets	1,195,488	1,023,293	1,017,645	1,051,384	1,114,829
Deposits	813,705	659,537	699,070	726,771	700,601
Borrowings	269,253	268,440	218,109	206,434	293,963
Stockholders’ equity	101,749	81,713	85,278	97,613	99,489
Dividends
Cash dividends	$2,434	$4,675	$4,885	$4,808	$4,518
Dividend payout ratio	75.97%	80.02%	126.69%	123.35%	59.09%
Cash Dividends Per Share (1)
Cash dividends	$0.18	$0.36	$0.36	$0.34	$0.34
Earnings Per Share (1)
Basic	$0.24	$0.45	$0.28	$0.28	$0.60
Diluted	$0.24	$0.45	$0.28	$0.28	$0.60
Weighted Average Common Shares Outstanding (1)
Basic	13,382,614	13,048,518	13,780,504	13,959,684	12,678,614
Diluted	13,385,416	13,061,410	13,840,756	14,040,338	12,725,256
Operating Ratios
Return on average assets	0.31%	0.58%	0.38%	0.37%	0.69%
Average stockholders’ equity to average assets	7.66%	8.28%	9.33%	9.21%	7.79%
Return on average stockholders’ equity	4.02%	7.03%	4.09%	4.04%	8.91%
Return on average tangible stockholders’ equity (2)	4.91%	8.86%	5.00%	4.93%	10.34%
Book Value
Book value per common share (1)	$6.32	$6.29	$6.48	$7.02	$7.05
Tangible book value per common share (1) (2)	$5.15	$4.97	$5.17	$5.77	$5.82
Non-Financial Information
Common stockholders of record	605	640	679	717	767
Full-time equivalent staff	160	160	172	214	202

Notes to Selected Financial Data

(1)	All common share and per common share amounts have been adjusted for prior stock splits and stock dividends.

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

	Years Ended December 31,
	2009 (Restated)	2008	2007	2006	2005
	(Dollars in Thousands, Except per Share Data)
Common shares outstanding	14,572,029	12,991,312	13,155,784	13,910,450	14,103,209
Stockholders’ equity	$101,749	$81,713	$85,278	$97,613	$99,489
Less: Preferred Stock	9,619	—	—	—	—
Less: Goodwill and other intangible assets	17,028	17,110	17,204	17,312	17,437
Tangible Stockholders’ Equity	$75,102	$64,603	$68,074	$80,301	$82,052
Book value per common share	$6.32	$6.29	$6.48	$7.02	$7.05
Less: Goodwill and other intangible assets	1.17	1.32	1.31	1.25	1.23
Tangible Book Value per Common Share	$5.15	$4.97	$5.17	$5.77	$5.82

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

	Years Ended December, 31
	2009 (Restated)	2008	2007	2006	2005
	(Dollars in Thousands)
Net income	$3,771	$5,842	$3,856	$3,898	$7,646
Average stockholders’ equity	$93,850	$83,123	$94,345	$96,505	$85,772
Less: Average goodwill and other intangible assets	17,069	17,158	17,259	17,378	11,814
Average Tangible Stockholders’ Equity	$76,781	$65,965	$77,086	$79,127	$73,958
Return on average stockholders’ equity	4.02%	7.03%	4.09%	4.04%	8.91%
Add: Average goodwill and other intangible assets	0.89	1.83	0.91	0.89	1.43
Return on Average Tangible Stockholders’ Equity	4.91%	8.86%	5.00%	4.93%	10.34%

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

The Corporation’s net income in 2009 was $3.8 million or $0.24 per fully diluted common share, compared with net income of $5.8 million or $0.45 per fully diluted common share in 2008. A substantial portion of our earnings in 2009 and 2008 was from core operations.

Earnings for 2009 were positively impacted by net interest income and spread expansion through both balance sheet improvements and a lower cost of funds as well as net securities gains as compared to net securities losses in 2008. These improvements were more than offset by higher loan loss provisions as well as substantially higher FDIC insurance, higher other real estate owned expenses and higher pension expense. Other expense for the twelve months ended December 31, 2009 totaled $23.1 million, an increase of $3.6 million, or 18.4 percent, from the twelve-months ended December 31, 2008 due principally to the above mentioned items.

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

Total assets at December 31, 2009 were $1.195 billion, an increase of 16.8 percent from assets of $1.023 billion at December 31, 2008. The increase in assets reflects the growth in our loan and investment securities portfolios as well as a higher level of uninvested excess cash, which reflects inflows in core savings deposits and Certificates of Deposit Account Registry Service (CDARS) Reciprocal deposits, as customers desire for safety and liquidity became paramount in light of the financial crisis. The Corporation has made a concerted effort to reduce non-core balances and, accordingly, its uninvested cash position was reduced by an average of $35 million during the fourth quarter of 2009. Additionally, there has been a concerted effort to reduce higher costing retail deposits.

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

 Asset quality continues to remain relatively high and credit culture conservative. Even so, the stability of the economy and credit markets remains uncertain and as such, has had an impact on certain credits within our portfolio. The Corporation continued to make provisions to the allowance for loan losses as efforts are made to stabilize credit quality issues. At December 31, 2009, non-performing assets totaled $11.3 million or 0.94 percent of total assets, as compared with $4.6 million or 0.45 percent at December 31, 2008. The increase in non-performing loans from December 31, 2008 was primarily attributable to the addition of four large commercial loans. In March of 2009, one commercial real estate construction project of industrial warehouses was downgraded to non-accrual status, which was a participation loan with another New Jersey bank. In December of 2009, the Corporation took steps to terminate this participation agreement, as the participation ended on December 31, 2009. The Corporation has filed suit for the return of the outstanding principal, but continues to include this loan in non-accrual status. Other Real Estate Owned (“OREO”) decreased by $3.9 million due solely to the sale of a residential condominium construction project in Union County, New Jersey during the third quarter of 2009.

At December 31, 2009, the total allowance for loan losses amounted to approximately $8.7 million, or 1.21 percent of total loans. The allowance for loan losses as a percent of total non-performing loans amounted to 72.2 percent at December 31, 2009 and 919.7 percent at December 31, 2008. This decrease in the ratio from December 31, 2008 to December 31, 2009 was due to the previously mentioned increase in non-performing loans.

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

Total stockholders’ equity increased 24.5 percent from 2008 to $101.7 million, and represented 8.51 percent of total assets at year-end. Book value per common share (total common stockholders’ equity divided by the number of shares outstanding) increased to $6.32 as compared with $6.29 a year ago, primarily as a result of the $11 million capital raise from the Corporation’s rights offering consummated in October 2009. Tangible book value per common share (which excludes goodwill and other intangibles from common stockholders’ equity) increased to $5.15 from $4.97 a year ago; see Item 6 of this Annual Report on Form 10-K for a reconciliation of tangible book value (which is a non-GAAP financial measure) to book value. Return on average stockholders’ equity for the year ended December 31, 2009 was 4.02 percent compared to 7.03 percent for 2008. This decrease was attributable to lower earnings in 2009 compared with 2008 coupled with higher average equity due primarily to both the capital raised from the rights offering and capital received under the U.S. Treasury Capital Purchase Program. The Tier I Leverage Capital ratio increased to 7.73 percent at December 31, 2009, as compared with 7.71 percent at December 31, 2008.

The Corporation’s capital base includes $11 million in capital raised from the rights offering as well as $10 million of capital received from the U.S. Treasury under the Capital Purchase Program. It also includes $5.2 million in subordinated debentures at December 31, 2009 and December 31, 2008. This issuance of $5.0 million in floating rate MMCapS(SM) Securities occurred on December 19, 2003. These securities presently are included as a component of Tier I Capital for regulatory capital purposes. In accordance with FASB Interpretation No. 46, these securities are classified as subordinated debentures on the Consolidated Statements of Condition.

The Corporation’s risk-based capital ratios at December 31, 2009 were 11.43 percent for Tier I Risk-Based Capital and 12.44 percent for Total Risk-Based Capital. Tier I Capital increased to approximately $98.5 million at December 31, 2009 from $78.2 million at December 31, 2008. The increase in Tier I Capital primarily reflects the new capital received during 2009.

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

The following sections discuss the Corporation’s Results of Operations, Asset and Liability Management, Liquidity and Capital Resources.

Results of Operations

Net income for the year ended December 31, 2009 was $3,771,000 as compared to $5,842,000 earned in 2008 and $3,856,000 earned in 2007, a decrease of 35.5 percent from 2008 to 2009. Basic and fully diluted earnings per common share were $0.24 per share in 2009 as compared with $0.45 per share in 2008 and $0.28 per share in 2007. All common share and per share information for all periods presented have been retroactively restated for common stock splits and common stock dividends distributed to common stockholders during the periods presented.

For the year ended December 31, 2009, the Corporation’s return on average stockholders’ equity (“ROE”) was 4.02 percent and its return on average assets (“ROA”) was 0.31 percent. The Corporation’s return on average tangible stockholders’ equity (“ROATE”) was 4.91 percent for 2009. The comparable ratios for the year ended December 31, 2008, were ROE of 7.03 percent, ROA of 0.58 percent, and ROATE of 8.86 percent. See the discussion and reconciliation of ROATE, which is a non-GAAP financial measure, under Item 6 of this Annual Report on Form 10-K.

Earnings for 2009 were negatively impacted by an increase in other expense, due primarily to a higher provision for loan losses coupled with increases in FDIC insurance, pension and OREO expense, offset in part by an improvement in net interest income, due primarily to a lower cost of funds, and higher other income, due to net securities gains in 2009 as compared to losses in 2008.

Net Interest Income

The following table presents the components of net interest income on a tax-equivalent basis for the past three years.

	2009			2008			2007
	Amount	Increase (Decrease) from Prior Year	Percentage Change	Amount	Increase (Decrease) from Prior Year	Percentage Change	Amount	Increase (Decrease) from Prior Year	Percentage Change
	(Dollars in Thousands)
Interest income:
Investments	$14,226	$(179)	(1.24)	$14,405	$(4,850)	(25.19)	$19,255	$(3,215)	(14.31)
Loans, including fees	36,751	641	1.78	36,110	2,583	7.70	33,527	1,528	4.78
Federal funds sold and securities purchased under agreements to resell	0	(113)	(100.00)	113	(491)	(81.29)	604	57	10.42
Restricted investment in bank stocks	643	49	8.25	594	45	8.20	549	42	8.28
Total interest income	51,620	398	0.78	51,222	(2,713)	(5.03)	53,935	(1,588)	(2.86)
Interest expense:
Deposits	12,308	(979)	(7.37)	13,287	(7,548)	(36.23)	20,835	2,830	15.72
Borrowings	10,337	(471)	(4.36)	10,808	1,013	10.34	9,795	(1,174)	(10.70)
Total interest expense	22,645	(1,450)	(6.02)	24,095	(6,535)	(21.34)	30,630	1,656	5.72
Net interest income on a fully tax-equivalent basis	28,975	1,848	6.81	27,127	3,822	16.40	23,305	(3,244)	(12.22)
Tax-equivalent adjustment	(510)	818	(61.60)	(1,328)	478	(26.47)	(1,806)	392	(17.83)
Net interest income	$28,465	$2,666	10.33	$25,799	$4,300	20.00	$21,499	$(2,852)	(11.71)

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

The factors underlying the year-to-year changes in net interest income are reflected in the tables presented on pages 36 and 38 , each of which have been presented on a tax-equivalent basis (assuming a 34 percent tax rate). The table on page 38 (Average Statements of Condition with Interest and Average Rates) shows the Corporation’s consolidated average balance of assets, liabilities and stockholders’ equity, the amount of income produced from interest-earning assets and the amount of expense incurred from interest-bearing liabilities, and net interest income as a percentage of average interest-earning assets.

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

The increase in the volume of loans in 2009 primarily reflected increases in commercial and commercial real estate loans. The increase in the average volume of total interest-earning assets created an increase in interest income of $4.9 million, as compared with a decline of $4.5 million attributable to rate decreases in most interest-earning assets.

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
	(Dollars in Thousands)
ASSETS
Interest-earning assets:
Investment securities: (1)
Taxable	$289,414	$12,727	4.40%	$211,185	$10,529	4.99%	$267,884	$13,728	5.12%
Non-taxable	25,677	1,499	5.84%	67,890	3,876	5.71%	95,501	5,527	5.79%
Loans, net of unearned income: (2)	692,562	36,751	5.31%	622,533	36,110	5.80%	541,297	33,527	6.19%
Federal funds sold and securities purchased under agreements to resell	—	—	—	4,047	113	2.79%	12,050	604	5.01%
Restricted investment in bank stocks	10,526	643	6.11%	10,104	594	5.88%	7,806	549	7.03%
Total interest-earning assets	1,018,179	51,620	5.07%	915,759	51,222	5.59%	924,538	53,935	5.83%
Non-interest-earning assets:
Cash and due from banks	128,156			16,063			18,586
Bank owned life insurance	24,941			22,627			21,801
Intangible assets	17,069			17,158			17,259
Other assets	42,980			37,602			34,547
Allowance for loan losses	(6,916)			(5,681)			(5,002)
Total non-interest earning assets	206,230			87,769			87,191
Total assets	$1,224,409			$1,003,528			$1,011,729
LIABILITIES & STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Money market deposits	$123,427	$1,635	1.32%	$150,373	$3,478	2.31%	$142,805	$6,577	4.61%
Savings deposits	145,536	2,050	1.41%	63,192	550	0.87%	69,289	617	0.89%
Time deposits	319,639	6,850	2.14%	178,761	6,252	3.50%	187,860	8,832	4.70%
Other interest-bearing deposits	140,890	1,773	1.26%	131,452	3,007	2.29%	173,123	4,809	2.78%
Short-term and long-term borrowings	258,607	10,146	3.92%	270,390	10,501	3.88%	205,681	9,384	4.56%
Subordinated debentures	5,155	191	3.71%	5,155	307	5.96%	5,155	411	7.97%
Total interest-bearing liabilities	993,254	22,645	2.28%	799,323	24,095	3.01%	783,913	30,630	3.91%
Non-interest-bearing liabilities:
Demand deposits	124,966			114,400			127,107
Other non-interest-bearing deposits	333			368			385
Other liabilities	12,003			6,314			5,979
Total non-interest-bearing liabilities	137,302			121,082			133,471
Stockholders’ equity	93,853			83,123			94,345
Total liabilities and stockholders’ equity	$1,224,409			$1,003,528			$1,011,729
Net interest income (tax-equivalent basis)		28,975			27,127			23,305
Net interest spread			2.79%			2.58%			1.92%
Net interest income as percent of earning assets (margin)			2.85%			2.96%			2.52%
Tax-equivalent adjustment (3)		(510)			(1,328)			(1,806)
Net interest income		$28,465			$25,799			$21,499

(1)	Average balances for available-for-sale securities are based on amortized cost.

(2)	Average balances for loans include loans on non-accrual status.

(3)	The tax-equivalent adjustment was computed based on a statutory Federal income tax rate of 34 percent.

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

The Corporation owns three variable rate private label collateralized mortgage obligations (CMOs), which were also evaluated for impairment. Management had applied aggressive default rates to identify if any credit impairment exists, as these bonds were downgraded to below investment grade. These bonds are currently paying with no interruption of cash flow. As such, management determined that an other-than-temporary impairment charge exists and recorded a $188,000 write down to the bonds, which represents 3.4 percent of the par amount of $5.6 million. The new cost basis for these securities has been written down to $5.4 million.

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

At December 31, 2009, total loans amounted to $719.6 million, an increase of 6.4 percent or $43.4 million as compared to December 31, 2008. The $0.6 million or 1.8 percent increase in interest income on loans for the twelve months ended December 31, 2009 was the result of the increase in volume during 2009, offset in part by a lower interest rate environment as compared with 2008. Even though the Corporation continues to be challenged with heightened competition for lending relationships that exists within its market, strong growth has been achieved through successful lending sales efforts to build on continued customer relationships while striving to maintain asset quality and underwriting standards. The FOMC decreased the target Federal Funds rate seven times during 2008 to zero to 0.25 percent and the target rate has remained at this level throughout 2009.

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

The following table presents information regarding the components of the Corporation’s loan portfolio on the dates indicated.

	December 31,
	2009 (Restated)	2008	2007	2006	2005
	(Dollars in Thousands)
Real estate – residential mortgage	$191,199	$240,885	$266,251	$269,486	$261,028
Real estate – commercial mortgage	410,056	358,394	219,356	206,044	164,841
Commercial and industrial	117,912	75,415	65,493	74,179	79,006
Installment	439	1,509	569	705	951
Total loans	719,606	676,203	551,669	550,414	505,826
Less:
Allowance for loan losses	8,711	6,254	5,163	4,960	4,937
Net loans	$710,895	$669,949	$546,506	$545,454	$500,889

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

At December 31, 2009, the Corporation had total loan commitments outstanding of $167.5 million, of which approximately 61.9 percent were for commercial loans, commercial real estate loans and construction loans.

The maturities of loans at December 31, 2009 are listed below.

	At December 31, 2009, Maturing
	In One Year or Less	After One Year through Five Years	After Five Years	Total
	(Restated, Dollars in Thousands)
Construction loans	$30,071	$14,028	$7,000	$51,099
Commercial real estate loans	47,241	168,302	143,414	358,957
Commercial loans	59,927	48,644	9,341	117,912
All other loans	42,013	24,488	125,137	191,638
Total loans	$179,252	$255,462	$284,892	$719,606
Loans with:
Fixed rates	$47,258	$98,739	$258,834	$404,831
Variable rates	131,994	156,723	26,058	314,775
Total loans	$179,252	$255,462	$284,892	$719,606

For additional information regarding loans, see Note 5 of the Notes to the Consolidated Financial Statements.

Allowance for Loan Losses and Related Provision

The purpose of the allowance for loan losses (“allowance”) is to absorb the impact of probable losses inherent in the loan portfolio. Additions to the allowance are made through provisions charged against current operations and through recoveries made on loans previously charged-off. The allowance for loan losses is maintained at an amount considered adequate by management to provide for potential credit losses based upon a periodic evaluation of the risk characteristics of the loan portfolio. In establishing an appropriate allowance, an assessment of the individual borrowers, a determination of the value of the underlying collateral, a review of historical loss experience and an analysis of the levels and trends of loan categories, delinquencies and problem loans are considered. Such factors as the level and trend of interest rates, current economic conditions and peer group statistics are also reviewed. At year-end 2009, the level of the allowance was $8,711,000 as compared to a level of $6,254,000 at December 31, 2008. The Corporation made loan loss provisions of $4,597,000 in 2009 compared with $1,561,000 in 2008 and $350,000 in 2007. The level of the allowance during the respective annual periods of 2009 and 2008 reflects the change in average volume, credit quality within the loan portfolio, the level of charge-offs, loan volume recorded during the periods and the Corporation’s focus on the changing composition of the commercial and residential real estate loan portfolios.

At December 31, 2009, the allowance for loan losses amounted to 1.21 percent of total loans. In management’s view, the level of the allowance at December 31, 2009 is adequate to cover losses inherent in the loan portfolio. Management’s judgment regarding the adequacy of the allowance constitutes a “Forward Looking Statement” under the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from management’s analysis, based principally upon the factors considered by management in establishing the allowance.

Although management uses the best information available, the level of the allowance for loan losses remains an estimate, which is subject to significant judgment and short-term change. Various regulatory agencies, as an integral part of their examination process, periodically review the Corporation’s allowance for loan losses. Such agencies may require the Corporation to increase the allowance based on their analysis of information available to them at the time of their examination. Furthermore, the majority of the Corporation’s loans are secured by real estate in the State of New Jersey. Future adjustments to the allowance may be necessary due to economic factors impacting New Jersey real estate and further deterioration of the economic climate as well as operating, regulatory and other conditions beyond the Corporation’s control. The allowance for loan losses as a percentage of total loans amounted to 1.21 percent, 0.92 percent and 0.94 percent at December 31, 2009, 2008 and 2007, respectively.

Net charge-offs were $2,140,000 in 2009, $470,000 in 2008 and $147,000 in 2007. During 2009, the Corporation experienced an increase in charge-offs compared to 2008, principally related to charge-offs taken on four commercial and commercial real estate credits totaling $1.1 million, including a $900,000 charge-off in connection with a $5.1 million commercial real estate construction project of industrial warehouses, which was placed in non-accrual status during the first quarter of 2009 and which is the subject of the Highlands litigation described under Item 3 of this Annual Report. As previously disclosed, during the fourth quarter of 2009, the Corporation took steps to terminate a participation agreement with Highlands relating to this commercial real estate construction project, as the participation ended on December 31, 2009. Highlands objected to the Corporation’s interpretation of the agreement and subsequent actions. Accordingly, the Corporation filed suit for the return of the outstanding principal. The net amount of $4.2 million is included in the Company’s non-accrual loans balance as of December 31, 2009.

Five-Year Statistical Allowance for Loan Losses

The following table reflects the relationship of loan volume, the provision and allowance for loan losses and net charge-offs (recoveries) for the past five years.

	Years Ended December 31,
	2009 (Restated)	2008	2007	2006	2005
	(Dollars in Thousands)
Average loans outstanding	$692,562	$622,533	$541,297	$522,352	$454,372
Total loans at end of period	$719,606	$676,203	$551,669	$550,414	$505,826
Analysis of the Allowance for Loan Losses
Balance at the beginning of year	$6,254	$5,163	$4,960	$4,937	$3,781
Charge-offs:
Commercial	2,122	50	45	—	49
Residential	4	414	80	—	—
Installment	26	35	31	79	33
Total charge-offs	2,152	499	156	79	82
Recoveries:
Commercial	2	10	2	19	—
Residential	4	—	—	—	—
Installment	6	19	7	26	28
Total recoveries	12	29	9	45	28
Net charge-offs	2,140	470	147	34	54
Addition of Red Oak Bank’s allowance	—	—	—	—	1,210
Provision for loan losses	4,597	1,561	350	57	—
Balance at end of year	$8,711	$6,254	$5,163	$4,960	$4,937
Ratio of net charge-offs during the year to average loans outstanding during the year	0.31%	0.08%	0.03%	0.01%	0.01%
Allowance for loan losses as a percentage of total loans at end of year	1.21%	0.92%	0.94%	0.90%	0.98%

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

The table below shows, for three types of loans, the amounts of the allowance allocable to such loans and the percentage of such loans to total loans.

	Commercial		Residential Mortgage		Installment		Unallocated
	Amount of Allowance	Loans to Total Loans %	Amount of Allowance	Loans to Total Loans %	Amount of Allowance	Loans to Total Loans %	Amount of Allowance	Total
	(Dollars in Thousands)
2009 (Restated)	$7,314	73.3	$1,242	25.6	$56	0.1	$99	$8,711
2008	5,473	64.2	651	35.6	60	0.2	70	6,254
2007	4,167	51.6	727	48.3	49	0.1	220	5,163
2006	3,972	50.9	707	49.0	45	0.1	236	4,960
2005	3,453	48.2	594	51.6	55	0.2	835	4,937

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

Non-Performing Assets and Troubled Debt Restructured Loans

Non-performing loans include non-accrual loans and accruing loans which are contractually past due 90 days or more. Non-accrual loans represent loans on which interest accruals have been suspended. It is the Corporation’s general policy to consider the charge-off of loans when they become contractually past due 90 days or more as to interest or principal payments or when other internal or external factors indicate that collection of principal or interest is doubtful. Non-performing assets include non-performing loans and other real estate owned.

Troubled debt restructured loans represent loans on which a concession was granted to a borrower, such as a reduction in interest rate which is lower than the current market rate for new debt with similar risks, and which are currently performing in accordance with the modified terms.  The Corporation previously reported performing troubled debt restructured loans as a component of non-performing assets.

The following tables set forth, as of the dates indicated, the amount of the Corporation’s non-accrual loans, accruing loans past due 90 days or more, other real estate owned (“OREO”) and troubled debt restructured loans. The “Restated” table reflects (i) the change in presentation of non-performing assets and troubled debt restructured loans for all dates indicated; and (ii) the restatement of the non-accrual loans amount from what was previously reported at December 31, 2009.

(Restated:)	At December 31,
	2009	2008	2007	2006	2005
	(Dollars in Thousands)
Non-accrual loans	$11,245	$541	$3,907	$475	$387
Accruing loans past due 90 days or more	39	139	—	225	179
Total non-performing loans	11,284	680	3,907	700	566
OREO	—	3,949	501	—	—
Total non-performing assets	$11,284	$4,629	$4,408	$700	$566
Troubled debt restructured loans	$966	$93	$—	$—	$—

(As previously reported:)	At December 31,
	2009	2008	2007	2006	2005
	(Dollars in Thousands)
Non-accrual loans	$7,092	$541	$3,907	$475	$387
Accruing loans past due 90 days or more	39	139	—	225	179
Troubled debt restructuring	966	93	—	—	—
Total non-performing loans	8,097	773	3,907	700	566
OREO	—	3,949	501	—	—
Total non-performing assets	$8,097	$4,722	$4,408	$700	$566

The increase in non-accrual loans of $10.7 million in 2009 from 2008 was primarily attributable to the addition of four large commercial credits. In March of 2009, one commercial real estate construction project of industrial warehouses was downgraded to non-accrual status. The loan was a participation loan with another New Jersey bank. In December of 2009, the Corporation took steps to terminate this participation agreement, as the participation ended on December 31, 2009. The Corporation filed suit for the return of the outstanding principal. The $966,000 carried as troubled debt restructured loans at December 31, 2009 represents the total modified amount required to be paid by two different one-to-four family residential developers and four one-to-four family residential mortgage homeowners. The repayment terms were restructured to meet each borrower’s financial circumstances. These loans are secured by real estate located in New Jersey.

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

At December 31, 2009, the Corporation had no OREO, as compared with approximately $3.9 million at December 31, 2008 and approximately $501,000 at December 31, 2007. The decrease in the OREO balance from December 31, 2008 represented a write down of the carrying value and the subsequent sale of a residential condominium project during the third quarter of 2009.

In general, it is the policy of management to consider the charge-off of loans at the point that they become past due in excess of 90 days, with the exception of loans that are secured by cash, marketable securities or real estate loans, which are well secured and in the process of collection.

With respect to concentrations of credit within the Corporation’s loan portfolio at December 31, 2009, $22.6 million of the commercial loan portfolio or 4.3 percent of $528.0 million, represented outstanding working capital loans to various real estate developers. All but $8.0 million of these loans are secured by mortgages on land and on buildings under construction.

For additional information regarding risk elements in the Corporation’s loan portfolio, see Note 5 of the Notes to Consolidated Financial Statements.

Other Income

The following table presents the principal categories of non-interest income for each of the years in the three-year period ended December 31, 2009.

	Years Ended December 31,
	2009	2008	Percentage Change	2008	2007	Percentage Change
	(Dollars in Thousands)
Service charges, commissions and fees	$1,835	$2,015	(8.93)%	$2,015	$1,824	10.47%
Annuity & insurance commissions	126	112	12.50	112	298	(62.42)
Bank-owned life insurance	1,156	1,203	(3.91)	1,203	893	34.71
Net securities gains (losses)	491	(1,106)	144.39	(1,106)	900	(222.89)
Other	298	420	(29.05)	420	457	(8.10)
Total other income	$3,906	$2,644	47.73%	$2,644	$4,372	(39.52)%

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

During 2009, the Corporation recorded net securities gains of $491,000 compared to net securities losses of $1.1 million in 2008 and net gains of $900,000 recorded in 2007. In 2009, total other-than-temporary impairment charges of $4.2 million were more than offset by net gains on securities sold of $4.7 million. These impairment charges consisted of $3.4 million relating to two pooled trust preferred securities, $364,000 relating to the Corporation’s investment in the Reserve Primary Fund, $188,000 relating to three variable rate private label CMOs, a $140,000 charge relating to the Corporation’s Lehman Brothers bond and a $113,000 write down relating to one equity holding in bank stocks. In 2008, total other-than-temporary impairment charges of $1.8 million were partially offset by net gains on securities sold of $655,000. During 2008, the Corporation recorded a $1.3 million other-than-temporary impairment charge related to its Lehman Brothers corporate bond and $461,000 of write downs related to three equity holdings in bank stocks. In 2009, the sales of securities were made in the normal course of business and proceeds were primarily reinvested into the loan and investment portfolios. In 2008 and 2007, the sales of securities were made in the normal course of business and proceeds were primarily reinvested into the loan portfolio.

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

The following table presents the principal categories of other expense for each of the years in the three-year period ended December 31, 2009.

	Year Ended December 31,
	2009	2008	Percentage Change	2008	2007	Percentage Change
	(Dollars in Thousands)
Salaries and employee benefits	$9,915	$8,505	16.58%	$8,505	$11,436	(25.63)%
Occupancy, net	2,536	3,279	(22.66)	3,279	2,843	15.34
Premises and equipment	1,263	1,436	(12.05)	1,436	1,777	(19.19)
FDIC Insurance	2,055	217	847.00	217	86	152.33
Professional and consulting	811	703	15.36	703	2,139	(67.13)
Stationery and printing	339	397	(14.61)	397	465	(14.62)
Marketing and advertising	366	637	(42.54)	637	603	5.64
Computer expense	964	834	15.59	834	614	35.83
OREO Expense, net	1,438	31	4538.71	31	110	(71.82)
Other	3,370	3,434	(1.86)	3,434	4,525	(24.11)
Total other expense	$23,057	$19,473	18.40%	$19,473	$24,598	(20.84)%

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

OREO expense for 2009 increased by $1.4 million over 2008 due primarily to the recognition of a $926,000 write down coupled with the continued build out costs relating to the residential real estate condominium project in Union County, New Jersey. The Corporation sold the project during the third quarter of 2009.

Other expense decreased in 2009 by approximately $64,000 or 1.9 percent compared to 2008. Other expense decreased in 2008 by $1.1 million, or 24.1 percent, compared to 2007. This decrease in 2008 was primarily due to the charge-off of the Beacon Trust transaction in 2007. Amortization of core deposit intangibles accounted for $82,000 and $94,000 of other expense for the years 2009 and 2008, respectively.

Provision for Income Taxes

The Corporation recorded income tax expense of $946,000 in 2009 compared to $1.6 million in 2008 and a tax benefit of $2.9 million in 2007. The recorded tax benefits in 2007 resulted largely from a change in the Corporation’s business entity structure, which led to the recognition of a $1.3 million tax benefit in 2007 and a $1.4 million tax benefit in 2006. These tax benefits were attributable to a plan of liquidation adopted by the Corporation for its REIT subsidiary, which was completed on November 30, 2007. As a result of the further liquidation of certain other subsidiaries relating to the business entity restructuring, the Corporation began to provide for income tax expense in 2008. The effective tax rates for the Corporation for the years ended December 31, 2009, 2008 and 2007 were 20.1 percent, 21.1 percent and (317.8) percent, respectively. The Corporation adjusts its expected annual tax rate on a quarterly basis based on the current projections of non-deductible expenses, tax-exempt interest income, increase in the cash surrender value of bank owned life insurance and pre-tax net earnings.

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

On June 29, 2009, the FASB issued FASB ASC 105-10-65 (previously SFAS No. 168, “Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162” (“Codification”)). This Codification is the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. The Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009, for most entities. On the effective date, all non-SEC accounting and reporting standards will be superseded. The Corporation adopted the Codification for the quarterly period ended September 30, 2009, as required, and there was not a material impact on the Corporation’s financial statements taken as a whole. In order to ease the transition to the Codification, the Corporation has provided the Codification cross-reference along side the references to the standards issued and adopted prior to the adoption of the Codification.

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

Asset and Liability Management

Asset and liability management encompasses an analysis of market risk, the control of interest rate risk (interest sensitivity management) and the ongoing At December 31, 2009, thmaintenance and planning of liquidity and capital. The composition of the Corporation’s statement of condition is planned and monitored by the Asset and Liability Committee (“ALCO”). In general, management’s objective is to optimize net interest income and minimize market risk and interest rate risk by monitoring these components of the statement of condition.

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

At December 31, 2009, the Corporation reflected a positive interest sensitivity gap (or an interest sensitivity ratio of 1.10:1.00) at the cumulative one-year position. Based on management’s perception that interest rates will continue to be volatile, projected increased levels of prepayments on the earning asset portfolio and the current level of interest rates, emphasis has been, and is expected to continue to be, placed on interest-sensitivity matching with the objective of continuing to stabilize the net interest spread and margin during 2010. However, no assurance can be given that this objective will be met.

The following table depicts the Corporation’s interest rate sensitivity position at December 31, 2009:

	Expected Maturity/Principal Repayment at December 31,
	Average Interest Rate	2010	2011	2012	2013	2014	2015 and Thereafter	Total Balance	Estimated Fair Value
	(Dollars in Thousands)
Interest-Earning Assets:
Loans, net	5.30%	$345,130	$90,254	$74,772	$90,302	$54,959	$55,478	$710,895	$717,191
Investments	4.10%	54,407	40,772	37,460	20,014	14,566	130,905	298,124	298,124
Total interest-earning assets		$399,537	$131,026	$112,232	$110,316	$69,525	$186.383	$1.009.019	$1,015,315
Interest-Bearing Liabilities:
Time certificates of deposit of $100 or greater	1.38%	$141,827	$2,119	$753	$103	$—	$—	$144,802	$145,219
Time certificates of deposit of less than $100	1.75%	69,688	6,836	3,391	258	—	—	80,173	80,543
Other interest-bearing deposits	0.84%	60,770	60,770	68,842	59,256	100,302	108,272	458,212	458,212
Subordinated debentures	3.23%	5,155	—	—	—	—	—	5,155	5,155
Securities sold under agreements to repurchase and Fed Funds Purchased	3.35%	46,109	12,000	—	—	—	41,000	99,109	101,555
Term borrowings	4.09%	40,144	10,000	—	5,000	—	115,000	170,144	177,664
Total interest-bearing liabilities		$363,693	$91,725	$72,986	$64,617	$100,302	$264,272	$957,595	$968,348
Cumulative interest-earning assets		$399,537	$530,563	$642,795	$753,111	$822,636	$1,009,019	$1,009,019
Cumulative interest-bearing liabilities		363,693	455,418	528,404	593,021	693,323	957,595	957,595
Rate sensitivity gap		35,844	39,301	39,246	45,700	(30,777)	(77,889)	51,424
Cumulative rate sensitivity gap		35,844	75,145	114,391	160,091	129,314	51,424	51,424
Cumulative gap ratio		1.10%	1.17%	1.22%	1.27%	1.19%	1.05%	1.05%

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

Total non interest-bearing deposits increased from $113.3 million at December 31, 2008 to $130.5 million at December 31, 2009, an increase of $17.2 million or 15.2 percent. Time, savings and interest-bearing transaction accounts increased from $546.2 million on December 31, 2008 to $683.2 million at December 31, 2009, an increase of $137.0 million or 25.1 percent. The increase in deposits was reflective of customers’ desire for safety and liquidity and flight to quality in light of the financial crisis.

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

At December 31, 2009, the Corporation had a total of $111.3 million with a weighted average rate of 1.24 percent in CDARS Reciprocal deposits compared to $87.9 million with a weighted average rate of 2.52 percent at December 31, 2008. Based on the Bank’s participation in Promontory Interfinancial Network, LLC, customers who are FDIC insurance sensitive are able to place large dollar deposits with the Corporation and the Corporation uses CDARS to place those funds into certificates of deposit issued by other banks in the Network. This occurs in increments of less than the FDIC insurance limits so that both the principal and interest are eligible for complete FDIC protection. The FDIC currently considers these funds as brokered deposits. All brokered deposits are classified in time deposits. It became apparent during the latter half of 2008 that customers’ preference in seeking safety and more liquidity became paramount in light of the financial crisis, as customers sought full FDIC insured bank products as a safe haven.

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

The following table depicts the Corporation’s core deposit mix at December 31, 2009 and 2008.

	December 31,
	2009		2008
	Amount	Percentage	Amount	Percentage	Net Change Volume 2009 vs. 2008
	(Dollars in Thousands)
Demand Deposits	$130,518	34.4%	$113,319	32.4%	$17,199
Interest-Bearing Demand	156,738	41.3	139,349	39.9	17,389
Regular Savings	58,240	15.4	56,431	16.1	1,809
Money Market Deposits under $100	33,795	8.9	40,419	11.6	(6,624)
Total core deposits	$379,291	100.0%	$349,518	100.0%	$29,773
Total deposits	$813,705		$659,537		$154,168
Core deposits to total deposits		46.61%		52.99%

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

Stockholders’ Equity

Stockholders’ equity amounted to $101.7million at December 31, 2009, an increase of $20.0 million or 24.5 percent, compared to year-end 2008. At December 31, 2008, stockholders’ equity totaled $81.7 million, a decrease of $3.6 million from December 31, 2007.

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

Book value per share at year-end 2009 was $6.32 compared to $6.29 at year-end 2008. Tangible book value at year-end 2009 was $5.15 compared to $4.97 at year-end 2008; see Item 6 for a reconciliation of this non-GAAP financial measure of book value.

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

Risk-Based Capital/Leverage

Tier I Capital at December 31, 2009 (defined as tangible stockholders’ equity and Trust Preferred Capital Securities) amounted to $98.5 million, or a Tier 1 Leverage ratio of 7.73 percent when measured as a percentage of average total assets for leverage capital purposes. At December 31, 2008, the Corporation’s Tier I Capital amounted to $78.2 million and the Tier 1 Leverage ratio was 7.71 percent. Tier I Capital excludes the effect of FASB ASC 320-10-05, which amounted to $8.4 million of net unrealized losses, after tax, on securities available-for-sale (reported as a component of accumulated other comprehensive income which is included in stockholders’ equity), and is reduced by goodwill and intangible assets of $17.0 million as of December 31, 2009. For information on goodwill and intangible assets, see Note 1 to the Consolidated Financial Statements.

United States bank regulators have issued guidelines establishing minimum capital standards related to the level of assets and off balance-sheet exposures adjusted for credit risk. Specifically, these guidelines categorize assets and off balance-sheet items into four risk-weightings and require banking institutions to maintain a minimum ratio of capital to risk-weighted assets. At December 31, 2009, the Corporation’s Tier I Risk-Based Capital and Total Risk-Based Capital ratios were 11.43 percent and 12.44 percent, respectively. For information on risk-based capital and regulatory guidelines for the Parent Corporation and its bank subsidiary, see Note 13 to the Consolidated Financial Statements.

The foregoing capital ratios are based in part on specific quantitative measures of assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by the bank regulators regarding capital components, risk weightings and other factors. The OCC has established higher minimum capital ratios for the Bank effective as of December 31, 2009: Tier 1 Risk-Based Capital of 10 percent, Total Risk-Based Capital of 12 percent and Tier 1 Leverage Capital of 8 percent. As of December 31, 2009, management believes that each of the Bank and the Parent Corporation meet all capital adequacy requirements to which it is subject, other than the Tier 1 Leverage Capital ratio for the Bank, which at 7.56 percent was below the 8 percent established by the OCC for the Bank. Under the MOU between the Bank and the OCC, the Bank has agreed to develop a three year capital program, which will include specific plans for the maintenance of adequate capital and the strengthening of the Bank’s capital structure to meet current and future needs.

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

Equity Price Risk

The Corporation is also exposed to equity price risk inherent in its portfolio of publicly traded equity securities, which had an estimated fair value of $0.3 million at December 31, 2009 and $0.5 million at December 31, 2008. The Corporation monitors its equity investments for impairment on a periodic basis. In the event that the carrying value of the equity investment exceeds its fair value, and the Corporation determines the decline in value to be other than temporary, the Corporation reduces the carrying value to its current fair value. During 2009 and 2008, the Corporation recorded $113,000 and $461,000, respectively, of other-than-temporary impairment charges relating to equity holdings in bank stocks. These equities were written down to fair value.

Item 8. Financial Statements and Supplementary Data

All Financial Statements:

The following financial statements are filed as part of this report under Item 8 — “Financial Statements and Supplementary Data.”

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Center Bancorp, Inc.:

We have audited the consolidated statements of condition of Center Bancorp, Inc. and subsidiaries (the “Corporation”) as of December 31, 2009 and 2008, and the related statements of income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2009. Center Bancorp, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Center Bancorp, Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 21 to the consolidated financial statements, the December 31, 2009 consolidated financial statements have been restated to (i) reclassify the presentation of receivables, and (ii) record changes in the allowance for loan losses pursuant to the reclassification of receivables.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Center Bancorp, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated May 3, 2010 expressed an unqualified opinion.

/s/ ParenteBeard LLC

ParenteBeard LLC
Reading, Pennsylvania
March 16, 2010 (except for Note 21, as to which the date is May 3, 2010)

CENTER BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CONDITION

	December 31,
(In Thousands, Except Share Data)	2009 (Restated)	2008

ASSETS
Cash and due from banks	$89,168	$15,031
Investment securities available-for-sale	298,124	242,714
Loans	719,606	676,203
Less: Allowance for loan losses	8,711	6,254
Net loans	710,895	669,949
Restricted investment in bank stocks, at cost	10,672	10,230
Premises and equipment, net	17,860	18,488
Accrued interest receivable	4,033	4,154
Bank-owned life insurance	26,304	22,938
Other real estate owned	—	3,949
Goodwill and other intangible assets	17,028	17,110
Prepaid FDIC assessment	5,374	—
Other assets	16,030	18,730
Total assets	$1,195,488	$1,023,293
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non interest-bearing	$130,518	$113,319
Interest-bearing:
Time deposits $100 and over	144,802	100,493
Interest-bearing transaction, savings and time deposits $100 and less	538,385	445,725
Total deposits	813,705	659,537
Short-term borrowings	46,109	45,143
Long-term borrowings	223,144	223,297
Subordinated debentures	5,155	5,155
Accounts payable and accrued liabilities	5,626	8,448
Total liabilities	1,093,739	941,580
Stockholders’ Equity:
Preferred Stock, $1,000 liquidation value per share:
Authorized 5,000,000 shares; issued 10,000 shares in 2009 and none in 2008	9,619	—
Common stock, no par value:
Authorized 20,000,000 shares; issued 16,762,412 shares in 2009 and 15,190,984 in 2008; outstanding 14,572,029 shares in 2009 and 12,991,312 in 2008	97,908	86,908
Additional paid-in capital	5,650	5,204
Retained earnings	17,068	16,309
Treasury stock, at cost (2,190,383 in 2009 and 2,199,672 shares in 2008)	(17,720)	(17,796)
Accumulated other comprehensive loss	(10,776)	(8,912)
Total stockholders’ equity	101,749	81,713
Total liabilities and stockholders’ equity	$1,195,488	$1,023,293

See the accompanying notes to the consolidated financial statements.

CENTER BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2009 (Restated)	2008	2007
Interest income:
Interest and fees on loans	$36,751	$36,110	$33,527
Interest and dividends on investment securities:
Taxable interest income	12,727	10,353	13,585
Non-taxable interest income	989	2,547	3,171
Dividends	643	771	1,242
Interest on federal funds sold and securities purchased under agreements to resell	—	113	604
Total interest income	51,110	49,894	52,129
Interest expense:
Interest on certificates of deposit $100 and over	3,551	2,411	3,964
Interest on other deposits	8,757	10,876	16,871
Interest on short-term borrowings	449	1,295	1,948
Interest on long-term borrowings	9,888	9,513	7,847
Total interest expense	22,645	24,095	30,630
Net interest income	28,465	25,799	21,499
Provision for loan losses	4,597	1,561	350
Net interest income, after provision for loan losses	23,868	24,238	21,149
Other income:
Service charges, commissions and fees	1,835	2,015	1,824
Annuity and insurance	126	112	298
Bank-owned life insurance	1,156	1,203	893
Other	298	420	457
Total other-than-temporary impairment losses	(9,066)	(1,761)	—
Less: Portion of loss recognized in other comprehensive income (before taxes)	4,828	—	—
Net other-than-temporary impairment losses	(4,238)	(1,761)	—
Net gains on sale on investment securities	4,729	655	900
Net investment securities gains (losses)	491	(1,106)	900
Total other income	3,906	2,644	4,372
Other expense:
Salaries and employee benefits	9,915	8,505	11,436
Occupancy, net	2,536	3,279	2,843
Premises and equipment	1,263	1,436	1,777
FDIC Insurance	2,055	217	86
Professional and consulting	811	703	2,139
Stationery and printing	339	397	465
Marketing and advertising	366	637	603
Computer expense	964	834	614
OREO expense, net	1,438	31	110
Other	3,370	3,434	4,525
Total other expense	23,057	19,473	24,598
Income before income tax expense (benefit)	4,717	7,409	923
Income tax expense (benefit)	946	1,567	(2,933)
Net income	3,771	5,842	3,856
Preferred stock dividends and accretion	567	—	—
Net income available to common stockholders	$3,204	$5,842	$3,856
Earnings per common share:
Basic	$0.24	$0.45	$0.28
Diluted	$0.24	$0.45	$0.28
Weighted average common shares outstanding:
Basic	13,382,614	13,048,518	13,780,504
Diluted	13,385,416	13,061,410	13,840,756

See the accompanying notes to the consolidated financial statements.

CENTER BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Years Ended December 31, 2009, 2008 and 2007
	Preferred Stock	Common Stock	Additional Paid In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	(In Thousands, Except Share and per Share Data)
Balance, December 31, 2006	$—	$77,130	$4,535	$25,989	$(6,631)	$(3,410)	$97,613
Comprehensive income:
Net income				3,856			3,856
Other comprehensive loss, net of taxes						(2,414)	(2,414)
Total comprehensive income							1,442
Cash dividends declared on common stock ($0.36 per share)				(4,885)			(4,885)
5 percent stock dividend		9,778		(9,778)			—
Issuance cost of common stock				(21)			(21)
Exercise of stock options (95,861 shares)			292		558		850
Stock-based compensation expense			151				151
Tax benefit related to stock-based compensation			155				155
Treasury stock purchased (850,527 shares)					(10,027)		(10,027)
Balance, December 31, 2007	$—	$86,908	$5,133	$15,161	$(16,100)	$(5,824)	$85,278
Comprehensive income:
Net income				5,842			5,842
Other comprehensive loss, net of taxes						(3,088)	(3,088)
Total comprehensive income							2,754
Cash dividends declared on common stock of ($0.36 per share)				(4,675)			(4,675)
Issuance cost of common stock				(19)			(19)
Restricted stock award (3,028 shares)					25		25
Exercise of stock options (25,583 shares)			21		203		224
Stock-based compensation expense			128				128
Taxes related to stock-based compensation			(78)				(78)
Treasury stock purchased (193,083 shares)					(1,924)		(1,924)
Balance, December 31, 2008	$—	$86,908	$5,204	$16,309	$(17,796)	$(8,912)	$81,713
Comprehensive income:
Net income				3,771			3,771
Other comprehensive loss, net of taxes						(1,864)	(1,864)
Total comprehensive income							1,907
Issuance of preferred stock (10,000 shares) and warrants (86,705 shares)	9,539		461				10,000
Accretion of discount on preferred stock	80			(80)			—
Dividends on preferred stock				(487)			(487)
Proceeds from rights offering (1,571,428 shares)		11,000					11,000
Cash dividends declared on common stock ($0.18 per share)				(2,434)			(2,434)
Issuance cost of common stock				(11)			(11)
Exercise of stock options (9,289 shares)			(19)		76		57
Stock-based compensation expense			77				77
Taxes related to stock-based compensation			(73)				(73)
Balance, December 31, 2009 (Restated)	$9,619	$97,908	$5,650	$17,068	$(17,720)	$(10,776)	$101,749

See the accompanying notes to the consolidated financial statements.

CENTER BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2009 (Restated)	2008	2007
	(Dollars in Thousands)
Cash flows from operating activities:
Net income	$3,771	$5,842	$3,856
Adjustments to reconcile net income to net cash (provided by) used in operating activities:
Depreciation and amortization	1,451	1,832	1,700
Provision for loan losses	4,597	1,561	350
Provision (benefit) for deferred taxes	819	1,221	(4,939)
Stock-based compensation expense	77	128	151
Proceeds from restricted stock	—	25	—
Net other-than-temporary impairment losses	4,238	1,761	—
Net gains on available-for-sale securities	(4,729)	(655)	(312)
Net gains on sale of held-to-maturity securities	—	—	(588)
Net loss on premises and equipment	—	51	—
Net loss on OREO	905	26
Life insurance death benefit	(136)	(230)	—
Increase in cash surrender value of bank-owned life insurance	(1,020)	(973)	(893)
Net amortization of securities	793	90	162
Decrease in accrued interest receivable	121	381	397
Increase in other assets	(1,732)	(7,332)	(2,055)
(Decrease) increase in other liabilities	(480)	(4,432)	4,057
Net cash provided by (used in) operating activities	8,675	(704)	1,886
Cash flows from investing activities:
Proceeds from maturities of investment securities available-for-sale	58,206	52,702	186,371
Proceeds from maturities, calls and paydowns of securities held to maturity	—	—	9,206
Net purchases of restricted investment in bank stock	(442)	(1,763)	(662)
Proceeds from sales of investment securities available-for-sale	665,828	330,808	56,331
Proceeds from sales of investment securities held to maturity	—	—	10,312
Purchase of securities available-for-sale	(785,044)	(315,899)	(204,238)
Purchase of securities held to maturity	—	—	(2,000)
Net increase in loans	(45,543)	(125,004)	(1,402)
Purchases of premises and equipment	(742)	(2,882)	(182)
Purchase of bank-owned life insurance	(2,475)	—	—
Proceeds from life insurance death benefits	266	526	—
Capital expenditure addition to OREO	(476)	—	—
Proceeds from sale of premises and equipment	1	24	—
Proceeds from sale of branch facility	—	2,414	—
Proceeds from sale of OREO	3,520	452	—
Net cash (used in) provided by investing activities	(106,901)	(58,622)	53,736

See the accompanying notes to the consolidated financial statements.

CENTER BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS – (continued)

	Years Ended December 31,
	2009 (Restated)	2008	2007

Cash flows from financing activities:
Net increase (decrease) in deposits	154,168	(39,533)	(27,701)
Net increase (decrease) in short-term borrowings	966	(4,521)	(8,325)
Proceeds from long-term borrowings	—	55,000	55,000
Payments on long-term borrowings	(153)	(148)	(35,000)
Cash dividends on common stock	(3,166)	(4,675)	(4,885)
Cash dividends on preferred stock	(425)	—	—
Issuance cost of common stock	(11)	(19)	(21)
Proceeds from issuance of preferred stock and warrants	10,000	—	—
Proceeds from issuance of shares from rights offering	11,000	—	—
Tax (expense) benefit from stock based compensation	(73)	(78)	155
Proceeds from exercise of stock options	57	224	850
Purchase of treasury stock	—	(1,924)	(10,027)
Net cash provided by (used in) financing activities	172,363	4,326	(29,954)
Net increase (decrease) in cash and cash equivalents	74,137	(55,000)	25,668
Cash and cash equivalents at beginning of year	15,031	70,031	44,363
Cash and cash equivalents at end of year	$89,168	$15,031	$70,031
Supplemental disclosures of cash flow information:
Noncash activities:
Trade date accounting settlement for investments	$1,979	$3,514	$—
Transfer of loans to other real estate owned	—	3,949	—
Reclassification of held-to-maturity investment securities to available-for-sale	—	—	113,413
Reclassification of office building from premises to other assets	—	—	2,398
Cash paid during year for:
Interest paid on deposits and borrowings	$23,021	$23,615	$30,726
Income taxes	344	2,370	515

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

Premises and Equipment

Land is carried at cost and bank premises and equipment at cost less accumulated depreciation based on estimated useful lives of assets, computed principally on a straight-line basis. Expenditures for maintenance and repairs are charged to operations as incurred; major renewals and betterments are capitalized. Gains and

CENTER BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Summary of Significant Accounting Policies – (continued)

losses on sales or other dispositions are recorded as a component of other income or other expenses. In September 2007, the Corporation reclassified its Florham Park office building from premises to held-for-sale, which was included in other assets, and entered into a contract to sell that property. On February 29, 2008, the Corporation completed the sale of the property for $2.4 million, which approximated the carrying value.

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

During the third quarter of 2009, the Corporation sold the residential condominium project in Union County, New Jersey, which was carried as OREO. At December 31, 2009, the Corporation had no OREO. The decrease from December 31, 2008 represented a write down of $926,000 of the carrying value and subsequent sale of the project in the third quarter of 2009.

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

Earnings per common share have been computed based on the following:

	Years Ended December 31,
	2009 (Restated)	2008	2007
	(In Thousands, Except per Share Amounts)
Net income	$3,771	$5,842	$3,856
Preferred stock dividends and accretion	567	—	—
Net income available to common stockholders	$3,204	$5,842	$3,856
Average number of common shares outstanding	13,382	13,049	13,781
Effect of dilutive options	3	12	60
Average number of common shares outstanding used to calculate diluted earnings per common share	13,385	13,061	13,841
Earnings per common share:
Basic	$0.24	$0.45	$0.28
Diluted	$0.24	$0.45	$0.28

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

CENTER BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 — Recent Accounting Pronouncements

On June 29, 2009, the FASB issued FASB ASC 105-10-65 (previously SFAS No. 168, “Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162” (“Codification”)). This Codification is the sole source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. The Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009, for most entities. On the effective date, all non-SEC accounting and reporting standards will be superseded. The Corporation adopted the Codification for the quarterly period ended. September 30, 2009, as required, and there was not a material impact on the Corporation’s financial statements taken as a whole. In order to ease the transition to the Codification, the Corporation has provided the Codification cross-reference along side the references to the standards issued and adopted prior to the adoption of the Codification.

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

Note 4 — Investment Securities

The following tables present information related to the Corporation’s portfolio of securities available-for-sale at December 31, 2009 and 2008.

	December 31, 2009
			Gross Unrealized Losses
	Amortized Cost	Gross Unrealized Gains	Non-Credit OTTI	Other	Estimated Fair Value
	(Dollars in Thousands)
Securities Available-for-Sale:
U.S. Treasury and agency securities	$2,089	$—	$—	$—	$2,089
Federal agency obligations	216,640	592	—	(2,647)	214,585
Obligations of U.S. states and political subdivisions	19,688	77	—	(484)	19,281
Trust preferred securities	34,404	113	(2,457)	(5,345)	26,715
Other debt securities	33,317	76	(2,371)	(1,101)	29,921
Equity securities	5,936	42	—	(445)	5,533
Total	$312,074	$900	$(4,828)	$(10,022)	$298,124

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

The Corporation owns three variable rate private label collateralized mortgage obligations (CMOs), which were also evaluated for impairment. The Variable Rate Collateralized Mortgage Obligations were originally issued in 2006 and are 30 year Adjustable Rate Mortgage loans secured by a first lien, fully amortizing one-to-four residential mortgage loans. The tranche purchased was a Super Senior with an original credit rating of AAA/AAA. The top five states geographic concentration comprised in the deal were California 18.2 percent, Arizona 10.5 percent, Virginia 6.1 percent, Florida 6.5 percent and Nevada 6.3 percent. No one state exceeded a 25 percent concentration. These states have been heavily impacted by the financial crises and as such have sustained heavy delinquencies affecting the credit rating of the security. Management had applied aggressive default rates to identify if any credit impairment exists, as these bonds were downgraded to below investment grade. These bonds are currently paying with no interruption of cash flow. As such, management determined that an other-than-temporary impairment charge exists and recorded a $188,000 write down to the bonds, which represents 3.4 percent of the par amount of $5.6 million. The new cost basis for these securities has been written down to $5.4 million.

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

Note 5 — Loans and the Allowance for Loan Losses

The following table sets forth the composition of the Corporation’s loan portfolio, net of deferred fees and costs, at December 31, 2009 and 2008, respectively:

	2009 (Restated)	2008
	(Dollars in Thousands)
Real estate – residential mortgage	$191,199	$240,885
Real estate – commercial	410,056	358,394
Commercial and industrial	117,912	75,415
Installment	439	1,509
Total loans	$719,606	$676,203

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

CENTER BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 — Loans and the Allowance for Loan Losses – (continued)

A summary of the activity in the allowance for loan losses is as follows:

	2009 (Restated)	2008	2007
	(Dollars in Thousands)
Balance at the beginning of year	$6,254	$5,163	$4,960
Provision for loan losses	4,597	1,561	350
Loans charged-off	(2,152)	(499)	(156)
Recoveries on loans previously charged-off	12	29	9
Balance at the end of year	$8,711	$6,254	$5,163

The amount of interest income that would have been recorded on non-accrual loans in 2009, 2008 and 2007 had payments remained in accordance with the original contractual terms was $431,000, $37,000 and $160,000, respectively.

At December 31, 2009, total impaired loans were approximately $12,211,000 as compared to $634,000 at December 31, 2008. The amount of related valuation allowances was $1,565,000 at December 31, 2009 and none at December 31, 2008. The amount of impaired loans with specific reserves was $6,756,000 while $5,455,000 of impaired loans had no specific reserves. The Corporation’s total average impaired loans were $6,253,000 during 2009, $525,000 during 2008, and $1,548,000 during 2007.

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

The following table summarizes the mandatory redeemable trust preferred securities of the Corporation’s Statutory Trust II at December 31, 2009.

Issuance Date	Securities Issued	Liquidation Value	Coupon Rate	Maturity	Redeemable by Issuer Beginning
12/19/03	$5,000,000	$1,000 per Capital Security	Floating 3-month LIBOR + 285 Basis Points	01/23/2034	01/23/2009

Note 11 — Income Taxes

The current and deferred amounts of income tax expense (benefit) for the years ended December 31, 2009, 2008 and 2007, respectively, are as follows:

	2009 (Restated)	2008	2007
	(Dollars in Thousands)
Current:
Federal	$(19)	$104	$1,693
State	146	242	313
Subtotal	127	346	2,006
Deferred:
Federal	824	1,184	(3,731)
State	(5)	37	(1,208)
Subtotal	819	1,221	(4,939)
Income tax expense (benefit)	$946	$1,567	$(2,933)

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

Reconciliation between the amount of reported income tax expense and the amount computed by applying the statutory Federal income tax rate is as follows:

	2009 (Restated)	2008	2007
	(Dollars in Thousands)
Income before income tax expense	$4,717	$7,409	$923
Federal statutory rate	34%	34%	34%
Computed “expected” Federal income tax expense	1,604	2,519	314
State tax, net of Federal tax benefit	93	184	(591)
Bank-owned life insurance	(393)	(409)	(313)
Tax-exempt interest and dividends	(334)	(798)	(1,080)
Internal entity reorganization of subsidiaries	—	—	(1,285)
Other, net	(24))	71	22
Income tax expense (benefit)	$946	$1,567	$(2,933)

The tax effects of temporary differences that give rise to significant portions of the deferred tax asset and deferred tax liability at December 31, 2009 and 2008 are presented below:

	2009 (Restated)	2008
	(Dollars in Thousands)
Deferred tax assets:
Impaired assets	$1,661	$676
Allowance for loan losses	3,296	2,314
Employee benefit plans	54	165
Unrealized loss on securities available-for-sale and tax benefits related to adoption of FASB ASC 715-10 (previously known as FASB No. 158)	7,088	5,800
Other	507	406
Federal NOL and AMT credits	4,777	7,426
State NOL and AMA credits	1,866	2,152
Total deferred tax assets	$19,249	$18,939
Deferred tax liabilities:
Depreciation	$243	$235
Market discount accretion	61	108
Deferred loan costs, net of fees	502	581
Purchase accounting	89	130
Total deferred tax liabilities	895	1,054
Net deferred tax asset	$18,354	$17,885

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

At December 31, 2009, the Corporation has federal income tax loss carry forwards of approximately $8.0 million, which have expirations beginning in the year 2020 and has state income tax loss carry forwards of approximately $27.8 million, which have expirations beginning in the year 2011.

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

Under its prompt corrective action regulations, the regulators are required to take certain supervisory actions with respect to an undercapitalized institution. Such actions could have a direct material effect on the institution’s financial statements. The regulations establish a framework for the classification of financial

CENTER BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13 — Stockholders’ Equity, Regulatory Requirements and Subsequent Event – (continued)

institutions into five categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. Generally, an institution is considered well capitalized if it has a Tier 1 Leverage Capital ratio of at least 5.00 percent; a Tier I Risk-Based Capital ratio of at least 6.00 percent; and a total Risk-Based Capital ratio of at least 10.00 percent.

The foregoing capital ratios are based in part on specific quantitative measures of assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by the regulators about capital components, risk weightings and other factors. The Comptroller of the Currency (“OCC”) has established higher minimum capital ratios for the Bank effective as of December 31, 2009: Tier 1 Risk-Based Capital of 10.0 percent, Total Risk-Based Capital of 12.0 percent and Tier 1 Leverage Capital of 8.0 percent. Similar categories apply to bank holding companies. At December 31, 2009, the Bank’s capital ratios were all above the minimum levels required, other than the Tier 1 Leverage Capital ratio, which was below the 8.0 percent established by the OCC for the Bank.

At December 31, 2009, management believes that the Bank and the Parent Corporation met all capital adequacy requirements to which they are subject, other than the Tier 1 Leverage Capital ratio for the Bank, which was below the 8.0 percent established by the OCC for the Bank.

The following is a summary of the Bank’s and the Parent Corporation’s actual capital amounts and ratios as of December 31, 2009 and 2008, compared to the FRB and FDIC minimum capital adequacy requirements and the FRB and FDIC requirements for classification as a well-capitalized institution.

	Union Center National Bank		Minimum Capital Adequacy		For Classification as Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
December 31, 2009 Leverage (Tier 1) capital (Restated)	$96,314	7.56%	$52,133	4.00%	$64,315	5.00%
Risk-Based Capital:
Tier 1 (Restated)	$96,314	11.17%	$34,485	4.00%	$51,727	6.00%
Total (Restated)	105,036	12.18%	68,970	8.00%	86,212	10.00%
December 31, 2008 Leverage (Tier 1) capital	$76,598	7.54%	$41,655	4.00%	$51,214	5.00%
Risk-Based Capital:
Tier 1	$76,598	9.99%	$30,672	4.00%	$46,008	6.00%
Total	82,852	10.80%	61,344	8.00%	76,680	10.00%

CENTER BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13 — Stockholders’ Equity, Regulatory Requirements and Subsequent Event – (continued)

	Parent Corporation		Minimum Capital Adequacy		For Classification as Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
December 31, 2009 Leverage (Tier 1) capital (Restated)	$98,536	7.73%	$52,143	4.00%	$64,327	5.00%
Risk-Based Capital:
Tier 1 (Restated)	$98,536	11.43%	$34,498	4.00%	$51,747	6.00%
Total (Restated)	107,247	12.44%	68,996	8.00%	N/A	N/A
December 31, 2008 Leverage (Tier 1) capital	$78,237	7.71%	$41,619	4.00%	$51,618	5.00%
Risk-Based Capital:
Tier 1	$78,237	10.20%	$30,675	4.00%	$46,013	6.00%
Total	84,491	11.02%	61,350	8.00%	N/A	N/A

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

CENTER BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14 — Comprehensive Income – (continued)

The components of other comprehensive income (loss), net of taxes, were as follows for the following fiscal years ended December 31:

	Years Ended December 31,
	2009	2008	2007
	(Dollars in Thousands)
Unrealized losses on debt securities for which a portion of the impairment has been recognized in income	$(1,830)	$—	$—
Reclassification adjustments of OTTI losses included in income	(4,238)	—	—
Unrealized losses on other available for sale securities	(1,979)	(3,328)	(4,079)
Reclassification adjustment for net gain/(loss) arising during this period	4,729	655	312
Net unrealized losses	(3,318)	(2,673)	(3,767)
Tax effect	1,354	1,584	1,163
Net of tax amount	(1,964)	(1,089)	(2,604)
Change in minimum pension liability	25	—	—
Tax effect	(10)	—	—
Net of tax amount	15	—	—
Net actuarial gains (losses)	142	(3,332)	(583)
Tax effect	(57)	1,333	233
Net of tax amount	85	(1,999)	(350)
Change in pension plan – curtailment	—	—	1,353
Tax effect	—	—	(541)
Net of tax amount	—	—	812
Market value adjustment on securities transferred from held-to-maturity to available-for-sale	—	—	(459)
Tax effect	—	—	187
Net of tax amount	—	—	(272)
Other comprehensive loss, net of tax	$(1,864)	$(3,088)	$(2,414)

Accumulated other comprehensive loss at December 31, 2009 and 2008 consisted of the following:

	2009	2008
	(Dollars in Thousands)
Investment securities available-for-sale, net of tax	$(8,428)	$(6,464)
Defined benefit pension and post-retirement plans, net of tax	(2,348)	(2,448)
Total	$(10,776)	$(8,912)

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

CENTER BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16 — Stock Based Compensation – (continued)

As of December 31, 2009, $143,000 of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 2.1 years. Changes in options outstanding during the past three years were as follows:

Stock Option Plan	Shares	Exercise Price Range per Share
Outstanding, December 31, 2006 (262,527 shares exercisable)	340,850	$6.07 to $15.12
Granted during 2007	38,203	$15.73
Exercised during 2007	(95,861)	$6.07 to $10.66
Expired or canceled during 2007	(18,937)	$10.50 to$15.73
Outstanding, December 31, 2007 (188,273 shares exercisable)	264,255	$6.07 to $15.73
Granted during 2008	38,203	$11.15
Exercised during 2008	(25,583)	$6.07 to $10.66
Expired or canceled during 2008	(91,711)	$6.07 to $15.73
Outstanding, December 31, 2008 (125,468 shares exercisable)	185,164	$6.07 to $15.73
Granted during 2009	38,203	$7.67
Exercised during 2009	(9,289)	$6.07
Expired or canceled during 2009	(22,076)	$6.07 to $15.73
Outstanding, December 31, 2009 (124,271 shares exercisable)	192,002	$7.67 to $15.73

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

Note 17 — Dividends and Other Restrictions

Certain restrictions, including capital requirements, exist on the availability of undistributed net profits of the Bank for the future payment of dividends to the Parent Corporation. A dividend may not be paid if it would impair the capital of the Bank. Furthermore, prior approval by the Comptroller of the Currency is required if the total of dividends declared in a calendar year exceeds the total of the Bank’s net profits for that year combined with the retained profits for the two preceding years. Pursuant to a Memorandum of Understanding (“MOU”) between the Bank and the Office of the Comptroller of the Currency (“OCC”), the Bank may not declare dividends without prior approval of the OCC. At December 31, 2009, approximately $4.4 million was available for payment of dividends based on the preceding guidelines.

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

CENTER BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 18 — Fair Value Measurements and Fair Value of Financial Instruments – (continued)

The following table presents the changes in securities available-for-sale with significant unobservable inputs (Level 3) for the year ended December 31, 2009 and December 31, 2008:

2009
(Dollars in Thousands)
Beginning balance, January 1,	$23,554
Transfers out of Level 3	(19,855)
Principal interest deferrals	139
Total net losses included in net income	(4,403)
Total net unrealized gains	2,914
Ending balance, December 31,	$2,349

2008
(Dollars in Thousands)
Beginning balance, January 1,	$—
Transfers in (out) of Level 3	27,629
Principal paydowns	(309)
Total net unrealized losses	(3,766)
Ending balance, December 31,	$23,554

Assets Measured at Fair Value on a Non-Recurring Basis

For assets measured at fair value on a non-recurring basis, the fair value measurements at December 31, 2009 are as follows:

		Fair Value Measurements at Reporting Date Using
(Restated)	December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in Thousands)
Assets Measured at Fair Value on a Non-Recurring Basis:
Impaired loans	$5,455	$—	$—	$5,455

At December 31, 2009 and 2008, impaired loans totaled $6,756,000 and $634,000, respectively. The amount of related valuation allowances was $1,436,000 at December 31, 2009 and none at December 31, 2008.

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

	December 31,
	2009 (Restated)		2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in Thousands)
FINANCIAL ASSETS:
Cash and cash equivalents	$89,168	$89,168	$15,031	$15,031
Investment securities available-for-sale	298,124	298,124	242,714	242,714
Net loans	710,895	717,191	669,949	673,976
Restricted investment in bank stocks	10,672	10,672	10,230	10,230
Accrued interest receivable	4,033	4,033	4,154	4,154
FINANCIAL LIABILITIES:
Non interest-bearing deposits	130,518	130,518	113,319	113,319
Interest-bearing deposits	683,187	683,974	546,218	548,747
Federal funds purchased, securities sold under agreement to repurchase and FHLB advances	269,253	279,219	268,440	296,144
Subordinated debentures	5,155	5,155	5,155	4,875
Accrued interest payable	1,825	1,825	2,201	2,201

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

Condensed financial statements of the Parent Corporation only are as follows:

Condensed Statements of Condition

	At December 31,
	2009 (Restated)	2008
	(Dollars in Thousands)
ASSETS
Cash and cash equivalents	$2,683	$922
Investment in subsidiaries	104,144	85,229
Securities available for sale	501	1,255
Other assets	248	1,306
Total assets	$107,576	$88,712
LIABILITIES AND STOCKHOLDERS’ EQUITY
Other liabilities	$280	$1,041
Securities sold under repurchase agreement	392	803
Subordinated debentures	5,155	5,155
Stockholders’ equity	101,749	81,713
Total liabilities and stockholders’ equity	$107,576	$88,712

Condensed Statements of Income

	For Years Ended December 31,
	2009 (Restated)	2008	2007
	(Dollars in Thousands)
Income:
Dividend income from subsidiaries	$2,474	$4,675	$7,074
Other income	3	37	58
Net securities gains (losses)	(325)	(413)	95
Management fees	298	275	221
Total income	2,450	4,574	7,448
Expenses	(604)	(623)	(1,718)
Income before equity in undistributed earnings (loss) of subsidiaries	1,846	3,951	5,730
Equity in undistributed earnings (loss) of subsidiaries	1,925	1,891	(1,874)
Net income	$3,771	$5,842	$3,856

CENTER BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 19 — Parent Corporation Only Financial Statements – (continued)

Condensed Statements of Cash Flows

	For Years Ended December 31,
	2009 (Restated)	2008	2007
	(Dollars in Thousands)
Cash flows from operating activities:
Net income	$3,771	$5,842	$3,856
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Net securities losses (gains)	325	413	(95)
Equity in undistributed (earnings) loss of subsidiary	(1,925)	(1,891)	1,874
Change in deferred tax asset	(111)	(1,542)	—
Decrease in other assets	1,838	41	1,516
(Decrease) increase in other liabilities	(844)	1,610	(1,114)
Stock-based compensation	77	128	151
Net cash provided by operating activities	3,131	4,601	6,188
Cash flows from investing activities:
Purchases of available-for-sale securities	—	(579)	(5,070)
Maturity of available-for-sale securities	659	938	6,887
(Investments in subsidiaries) and return of capital from subsidiaries	(19,000)	3,500	3,500
Net cash (used in) provided by investing activities	(18,341)	3,859	5,317
Cash flows from financing activities:
Net (decrease) increase in borrowings	(411)	(1,197)	2,000
Cash dividends paid on common stock	(3,166)	(4,675)	(4,885)
Proceeds from exercise of stock options	57	224	850
Proceeds from restricted stock	—	25	—
Proceeds from issuance of preferred stock and warrants	10,000	—	—
Cash dividends paid on preferred stock	(425)	—	—
Proceeds from issuance of shares from rights offering	11,000	—	—
Purchase of treasury stock	—	(1,924)	(10,027)
Issuance cost of common stock	(11)	(19)	(21)
Tax (expense) benefit from stock-based compensation	(73)	(78)	155
Net cash provided by (used in) financing activities	16,971	(7,644)	(11,928)
Increase (decrease) in cash and cash equivalents	1,761	816	(423)
Cash and cash equivalents at beginning of year	922	106	529
Cash and cash equivalents at the end of year	$2,683	$922	$106

CENTER BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 20 — Quarterly Financial Information of Center Bancorp, Inc. (Unaudited)

	2009
	4th Quarter (Restated)(1)	3rd Quarter	2nd Quarter	1st Quarter
	(Dollars in Thousands, Except per Share Data)
Total interest income	$12,971	$13,491	$12,706	$11,942
Total interest expense	4,953	6,050	6,079	5,563
Net interest income	8,018	7,441	6,627	6,379
Provision for loan losses	2,740	280	156	1,421
Total other income, net of securities gains	968	822	841	784
Net securities gains (losses)	(1,308)	(511)	1,710	600
Other expense	5,238	5,186	7,314	5,319
Income before income taxes	(300)	2,286	1,708	1,023
Income tax expense (benefit)	(536)	751	507	224
Net income	$236	$1,535	$1,201	$799
Net income available to common stockholders	$94	$1,387	$1,053	$670
Earnings per share:
Basic	$0.01	$0.11	$0.08	$0.05
Diluted	$0.01	$0.11	$0.08	$0.05
Weighted average common shares outstanding:
Basic	14,531,387	13,000,601	12,994,429	12,991,312
Diluted	14,534,255	13,005,101	12,996,544	12,993,185

(1) See Note 21 to the Consolidated Financial Statements.

	2008
	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
	(Dollars in Thousands, Except per Share Data)
Total interest income	$12,615	$12,689	$12,230	$12,360
Total interest expense	5,792	5,829	5,801	6,673
Net interest income	6,823	6,860	6,429	5,687
Provision for loan losses	425	465	521	150
Total other income, net of securities gains	871	1,122	891	866
Net securities gains (losses)	(256)	(1,075)	225	0
Other expense	4,754	4,578	5,188	4,953
Income before income taxes	2,259	1,864	1,836	1,450
Income tax expense	560	346	428	233
Net income	$1,699	$1,518	$1,408	$1,217
Earnings per share:
Basic	$0.13	$0.12	$0.11	$0.09
Diluted	$0.13	$0.12	$0.11	$0.09
Weighted average common shares outstanding:
Basic	12,989,304	12,990,441	13,070,868	13,144,747
Diluted	12,995,134	13,003,954	13,083,558	13,163,586

  Note: Due to rounding, quarterly earnings per share may not sum to reported annual earnings per share.

 Note 21—Restatement of Consolidated Financial Statements

Reclassification adjustment related to presentation of receivable

Subsequent to issuance of the Corporation’s December 31, 2009 financial statements, the Corporation received notice that it was necessary to conform to regulatory reporting positions taken, with respect to the previously reported loan receivable from Highlands State Bank (“Highlands”).  As previously reported, this loan participation ended and Union Center National Bank (the “Bank”) made demand for payment from Highlands.  In the Corporation’s Annual Report on Form 10-K as originally reported, the Corporation treated the amount due of approximately $5,053,000 as a receivable from Highlands rather than as a loan since the participation had ended.  Bank regulators have concluded that solely for purposes of the Consolidated Reports of Condition and Income (“Call Reports”) filed by the Bank with the bank regulators, the item should be accounted for consistent with its classification prior to December 31, 2009, despite the termination of the participation.  After reviewing this matter with the Audit Committee of the Board of Directors of the Corporation and of the Board of Directors of the Bank, the Bank has agreed to account for this item in its Call Reports in the manner proposed by the bank regulators and the Corporation has determined to restate its year-end financial statements filed with the SEC to assure that the financial statements filed with the SEC are consistent with the financial statements filed as part of the Call Reports.

Subsequent change in the provision and the allowance for loan losses pursuant to reclassification of receivable

By conforming at December 31, 2009 to the previous regulatory reporting classification, management determined that (i) a $900,000 charge-off that was reversed at the time the loan was originally reclassified to a receivable would be required to be reinstated to the loan balance; and (ii) a  FASB ASC 350-10 (previously SFAS No. 114, “Accounting by Creditors for Impairment of a Loan”) impairment evaluation was necessary on the net loan at December 31, 2009, which resulted in an increase in the provision and the allowance for loan losses.  The effect on net income for the year ended December 31, 2009 was a decrease of $802,000.

	At or For the Year Ended December 31, 2009
	As Previously Reported	Reclassification	Adjustment	Restated
	(In Thousands, Except Per Share Data )
Consolidated Statement of Condition Data
Loans	$715,453	$5,053	$(900)	$719,606
Allowance for loan losses	8,275	—	436	8,711
Net loans	707,178	5,053	(1,336)	710,895
Other assets	21,083	(5,053)	—	16,030
Total assets	1,196,824	—	(1,336)	1,195,488

Accounts payable and accrued liabilities	6,160	—	(534)	5,626
Total liabilities	1,094,273	—	(534)	1,093,739
Retained earnings	17,870	—	(802)	17,068
Total stockholders’ equity	102,551	—	(802)	101,749
Total liabilities and stockholder’s equity	1,196,824	—	(1,336)	1,195,488

Consolidated Statement of Income Data
Provision for loan losses	$3,261	$—	$1,336	$4,597
Net interest income, after provision for loan losses	25,204	—	(1,336)	23,868
Income before income tax expense	6,053	—	(1,336)	4,717
Income tax expense	1,480	—	(534)	946
Net income	4,573	—	(802)	3,771
Net income available to common stockholders	4,006	—	(802)	3,204
Earnings per common share:
Basic	$0.30	$—	$(0.06)	$0.24
Diluted	0.30	—	(0.06)	0.24

Consolidated Statement of Cash Flows Data
Net income	$4,573	$—	$(802)	$3,771
Cash flows from operating activities:
Provision for loan losses	3,261	—	1,336	4,597
Provision for deferred taxes	1,353		(534)	819
Increase in other assets	(7,319)	—	5,587	(1,732)
Increase (decrease) in other liabilities	54	—	(534)	(480)
Net cash provided by operating activities	3,622	—	5,053	8,675

Net increase in loans	(40,490)	(5,053)	—	(45,543)
Net cash (used in) investing activities	(101,848)	(5,053)	—	(106,901)

Supplemental disclosures of cash flow information:
Transfer of loan participation to other receivables	$5,054	$(5,054)	$1	$—

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

We have audited Center Bancorp, Inc.’s (the “Corporation”) internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Center Bancorp, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Corporation’s internal control over financial reporting based on our audit.

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

In our opinion, Center Bancorp, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of condition of Center Bancorp, Inc. and subsidiaries and the related consolidated statement of income, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2009 and our report dated March 16, 2010 (except for Note 21, as to which the date is May 3, 2010) expressed an unqualified opinion.

/s/ ParenteBeard LLC

ParenteBeard LLC
Reading, Pennsylvania
May 3, 2010

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

Consolidated Statements of Income

Consolidated Statements of Changes in Stockholders’ Equity

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

(b)
Exhibits (numbered in accordance with Item 601 of Regulation S-K) filed herewith or incorporated by reference as part of this annual report. (Note: only Exhibit Nos.  12.1, 23.1, 31.1 and 31.2 are being filed with this Amendment No. 2.)

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

10.17
Form of Executive Waiver Agreement, executed by each of Lori A. Wunder, A. Richard Abrahamian, Ronald M. Shapiro, William J. Boylan and Anthony C. Weagley is incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated January 13, 2009.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Center Bancorp, Inc. has duly caused this Amendment No. 2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009 to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTER BANCORP, INC.

May 3, 2010	By:	/s/ Anthony C. Weagley
Anthony C. Weagley
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant, in the capacities described below on May 3, 2010 have signed this report below.

/s/ Alexander A. Bol*	Chairman of the Board
Alexander A. Bol

/s/ John J. DeLaney, Jr.*	Director
John J. DeLaney, Jr.

/s/ James J. Kennedy*	Director
James J. Kennedy

/s/ Howard Kent*	Director
Howard Kent

/s/ Phyllis S. Klein *	Director
Phyllis S. Klein

/s/ Elliot I. Kramer*	Director
Elliot I. Kramer

/s/ Nicolas Minoia*	Director
Nicholas Minoia

/s/ Harold Schechter*	Director
Harold Schechter

/s/ Lawrence B. Seidman*	Director
Lawrence B. Seidman

/s/ William A. Thompson*	Director
William A. Thompson

/s/ Raymond Vanaria*	Director
Raymond Vanaria

/s/ Anthony C. Weagley	President and Chief Executive Officer
Anthony C. Weagley

/s/ Stephen J. Mauger	Vice President, Treasurer and Chief Financial Officer
Stephen J. Mauger

*By:	/s/ Anthony C. Weagley
Anthony C. Weagley
Attorney-in-fact