Form 10-Q
period 2010-03-31
CENTER BANCORP INC
filed 2010-05-10
CIK 712771

UNITED STATES OF AMERICA
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

                              (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File Number:  000-11486

CENTER BANCORP, INC.
(Exact Name of Registrant as Specified in Its Charter)

New Jersey	52-1273725
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

2455 Morris Avenue
Union, New Jersey 07083-0007
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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, no par value:	14,574,872 shares
(Title of Class)	(Outstanding as of April 30, 2010)

TABLE OF CONTENTS

i

PART I – FINANCIAL INFORMATION

The following unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and, accordingly, do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2010, or for any other interim period. The Center Bancorp, Inc. 2009 Annual Report on Form 10-K, as amended, should be read in conjunction with these financial statements. Amendment No. 2 to that Annual Report contains restated financial statements as of and for the year ended December 31, 2009.

Item 1. Financial Statements

CENTER BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CONDITION

(in thousands, except for share data)	March 31, 2010	December 31, 2009
	(Unaudited)
Assets
Cash and due from banks	$66,863	$89,168
Investment securities available-for-sale	322,309	298,124
Loans	713,906	719,606
Less: Allowance for loan losses	8,139	8,711
Net loans	705,767	710,895
Restricted investment in bank stocks, at cost	10,551	10,672
Premises and equipment, net	17,635	17,860
Accrued interest receivable	4,068	4,033
Bank-owned life insurance	26,568	26,304
Goodwill	16,804	16,804
Prepaid FDIC assessments	5,000	5,374
Other assets	12,090	16,254
Total Assets	$1,187,655	$1,195,488
Liabilities
Deposits:
Non-interest bearing	$137,422	$130,518
Interest-bearing
Time deposits $100 and over	119,638	144,802
Interest-bearing transaction, savings and time deposits $100 and less	535,450	538,385
Total deposits	792,510	813,705
Short-term borrowings	40,217	46,109
Long-term borrowings	213,105	223,144
Subordinated debentures	5,155	5,155
Accounts payable and accrued liabilities	4,441	5,626
Due to brokers for investment securities	27,624	—
Total Liabilities	1,083,052	1,093,739
Stockholders’ Equity
Preferred stock, $1,000 liquidation value per share, authorized 5,000,000 shares; 10,000 shares issued at March 31, 2010 and December 31, 2009	9,639	9,619
Common stock, no par value, authorized 20,000,000 shares; issued 16,762,412 shares at March 31, 2010 and December 31, 2009; outstanding 14,574,872 and 14,572,029 shares at March 31, 2010 and December 31, 2009, respectively	97,908	97,908
Additional paid in capital	5,677	5,650
Retained earnings	16,766	17,068
Treasury stock, at cost (2,187,540 and 2,190,383 common shares at March 31, 2010 and December 31, 2009, respectively)	(17,698)	(17,720)
Accumulated other comprehensive loss	(7,689)	(10,776)
Total Stockholders’ Equity	104,603	101,749
Total Liabilities and Stockholders’ Equity	$1,187,655	$1,195,488

See accompanying notes to consolidated financial statements.

CENTER BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended March 31,
(in thousands, except for share data)	2010	2009

Interest income
Interest and fees on loans	$9,368	$9,102
Interest and dividends on investment securities:
Taxable	3,009	2,370
Tax-exempt	117	343
Dividends	178	117
Interest on federal funds sold and securities purchased under agreement to resell	—	10
Total interest income	12,672	11,942
Interest expense
Interest on certificates of deposit $100 or more	414	778
Interest on other deposits	1,264	2,277
Interest on borrowings	2,485	2,508
Total interest expense	4,163	5,563
Net interest income	8,509	6,379
Provision for loan losses	940	1,421
Net interest income after provision for loan losses	7,569	4,958
Other income
Service charges, commissions and fees	430	449
Annuities and insurance commissions	93	40
Bank-owned life insurance	264	218
Other	108	77
Other-than-temporary impairment losses on securities	(7,767)	(140)
Portion of loss recognized in other comprehensive
income (before taxes)	3,377	—
Net other-than-temporary impairment losses	(4,390)	(140)
Net gains on sale of investment securities	1,046	740
Net investment securities (losses) gains	(3,344)	600
Total other income (charges)	(2,449)	1,384
Other expense
Salaries and employee benefits	2,657	2,393
Occupancy, net	670	797
Premises and equipment	219	321
FDIC insurance	618	365
Professional and consulting	274	212
Stationery and printing	84	70
Marketing and advertising	93	130
Computer expense	340	214
OREO expense	—	33
Repurchase agreement termination fee	594	—
Other	843	784
Total other expense	6,392	5,319
Income (loss) before income tax expense	(1,272)	1,023
Income tax (benefit) expense	(1,553)	224
Net Income	281	799
Preferred stock dividends and accretion	145	129
Net Income Available to Common Stockholders	$136	$670
Earnings per common share:
Basic	$0.01	$0.05
Diluted	$0.01	$0.05
Weighted Average Common Shares Outstanding:
Basic	14,574,832	12,991,312
Diluted	14,579,871	12,993,185

See accompanying notes to consolidated financial statements.

CENTER BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

(in thousands, except for share data)	Preferred Stock	Common Stock	Additional Paid In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance, December 31, 2008	$—	$86,908	$5,204	$16,309	$(17,796)	$(8,912)	$81,713
Comprehensive income:
Net income				799			799
Other comprehensive loss, net of tax						(1,764)	(1,764)
Total comprehensive loss							(965)
Proceeds from issuance of preferred stock & warrants	9,539		461				10,000
Accretion of discount on preferred stock	18			(18)			—
Dividends on preferred stock				(111)			(111)
Cash dividends declared on common stock ($0.09 per share)				(1,169)			(1,169)
Issuance cost of common stock				(4)			(4)
Taxes related to stock-based compensation			(57)				(57)
Stock-based compensation expense			22				22
Balance, March 31, 2009	$9,557	$86,908	$5,630	$15,806	$(17,796)	$(10,676)	$89,429

Balance, December 31, 2009	$9,619	$97,908	$5,650	$17,068	$(17,720)	$(10,776)	$101,749
Comprehensive income:
Net income				281			281
Other comprehensive income, net of tax						3,087	3,087
Total comprehensive income							3,368
Accretion of discount on preferred stock	20			(20)			—
Dividends on preferred stock				(125)			(125)
Cash dividends declared on common stock ($0.03 per share)				(438)			(438)
Restricted stock awarded (2,803 shares)			3		22		25
Taxes related to stock-based compensation			8				8
Stock-based compensation expense			16				16
Balance, March 31, 2010	$9,639	$97,908	$5,677	$16,766	$(17,698)	$(7,689)	$104,603

See accompanying notes to consolidated financial statements.

CENTER BANCORP, INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(in thousands)	2010	2009
Cash flows from operating activities:
Net income	$281	$799
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	312	399
Stock-based compensation expense	16	22
Provision for loan losses	940	1,421
Provision for deferred taxes	193	57
Net other-than-temporary impairment losses	4,390	140
Net gains on investment securities	(1,046)	(740)
Net gains on sale of equipment	(10)	—
Increase in accrued interest receivable	(35)	(119)
Decrease (increase) in other assets	1,697	(2,637)
Increase in other liabilities	(960)	450
Decrease in prepaid FDIC insurance assessments	374	—
Increase in cash surrender value of bank-owned life insurance	(264)	(218)
Net amortization of premiums on securities	339	10
Net cash provided by operating activities	6,227	4,858
Cash flows from investing activities:
Proceeds from maturities, calls and paydowns of investment securities available-for-sale	16,663	6,475
Net redemption of restricted investment in bank stocks	121	2
Proceeds from sales of investment securities available-for-sale	141,511	56,458
Purchase of investment securities available-for-sale	(153,302)	(88,601)
Net increase in loans	4,189	(2,720)
Purchases of premises and equipment	(59)	(201)
Proceeds from the sale of premises and equipment	1	—
Net cash (used in) provided by investing activities	9,124	(28,587)
Cash flows from financing activities:
Net (decrease) increase in deposits	(21,195)	108,842
Net decrease in short-term borrowings	(5,892)	(18,192)
Repayments on long-term borrowings	(10,039)	(38)
Proceeds from issuance of preferred stock and warrants	—	10,000
Cash dividends on common stock	(438)	(1,169)
Cash dividends on preferred stock	(125)	(50)
Issuance cost of common stock	—	(4)
Issuance cost of restricted stock award	25	—
Taxes related to stock-based compensation	8	(57)
Net cash (used in) provided by financing activities	(37,656)	99,332
Net change in cash and cash equivalents	(22,305)	75,603
Cash and cash equivalents at beginning of period	89,168	15,031
Cash and cash equivalents at end of period	$66,863	$90,634

Supplemental disclosures of cash flow information:
Non-cash investment activities:
Trade date accounting settlements for investments, net	$27,624	$—
Cash payments for:
Interest paid on deposits and borrowings	$4,310	$5,369
Income taxes	40	50

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Basis of Presentation

The consolidated financial statements of Center Bancorp, Inc. (the “Parent Corporation”) are prepared on the accrual basis and include the accounts of the Parent Corporation and its wholly-owned subsidiary, Union Center National Bank (the “Bank” and, collectively with the Parent Corporation and the Parent Corporation’s other direct and indirect subsidiaries, the “Corporation”). All significant inter-company accounts and transactions have been eliminated from the accompanying consolidated financial statements.

In preparing the consolidated financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated statements of condition and that affect the results of operations for the periods presented. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to change in the near term relate to the determination of the allowance for loan losses, other-than-temporary impairment evaluation of securities, the evaluation of the impairment of goodwill and the valuation of deferred tax assets.

The consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“U.S.GAAP”).

Note 2.  Earnings per Common Share

Basic earnings per common share (“EPS”) is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding. Diluted EPS includes any additional common shares as if all potentially dilutive common shares were issued (e.g., stock options). The Corporation’s weighted- average common shares outstanding for diluted EPS include the effect of stock options and warrants outstanding using the Treasury Stock Method, which are not included in the calculation of basic EPS.

Earnings per common share have been computed based on the following:

	Three Months Ended March 31,
(in thousands, except per share amounts)	2010	2009
Net income	$281	$799
Preferred stock dividends and accretion	145	129
Net income available to common shareholders	$136	$670

Basic weighted-average common shares outstanding	14,575	12,991
Plus: effect of dilutive options and warrants	5	2
Diluted weighted-average common shares outstanding	$14,580	$12,993
Earning per common share:
Basic	$0.01	$0.05
Diluted	$0.01	$0.05

Note 3.  Stock-Based Compensation

The Corporation maintains two stock-based compensation plans from which new grants could be issued. The Corporation’s stock option plans permit Parent Corporation common stock to be issued to key employees and directors of the Corporation and its subsidiaries. The options granted under the plans are intended to be either incentive stock options or non-qualified options. Under the 2009 Equity Incentive Plan, a total of 397,197 shares are available for issuance. Under the 2003 Non-Employee Director Stock Option Plan, a total of 425,092 shares remain available for grant under the plan as of March 31, 2010 and are authorized for issuance. Such shares may be treasury shares, newly issued shares or a combination thereof.

Options have been granted to purchase common stock principally at the fair market value of the stock at the date of grant. Options are exercisable over a three year vesting period starting one year after the date of grant and generally expire ten years from the date of grant.

Stock-based compensation expense for all share-based payment awards granted after December 31, 2005 is based on the grant date fair value estimated in accordance with the provisions of FASB ASC 718-10-10. The Corporation recognizes these compensation costs net of a forfeiture rate and recognizes the compensation costs for only those shares expected to vest on a straight-line basis over the requisite service period of the award, which is generally the option vesting term of 3 years. The Corporation estimated the forfeiture rate based on its historical experience during the preceding seven fiscal years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3.  Stock-Based Compensation—(Continued)

For the three months ended March 31, 2010, the Corporation’s income before income taxes and net income was reduced by $16,000 and $10,000, respectively, as a result of the compensation expense related to stock options. For the three months ended March 31, 2009, the Corporation’s income before income taxes and net income was reduced by $22,000 and $13,000, respectively, as a result of such expense.

Under the principal option plans, the Corporation may grant restricted stock awards to certain employees. Restricted stock awards are non-vested stock awards. Restricted stock awards are independent of option grants and are generally subject to forfeiture if employment terminates prior to the release of the restrictions. Such awards generally vest within 30 days to five years from the date of grant. During that period, ownership of the shares cannot be transferred. Restricted stock has the same cash dividend and voting rights as other common stock and is considered to be currently issued and outstanding. The Corporation expenses the cost of restricted stock awards, which is determined to be the fair market value of the shares at the date of grant, ratably over the period during which the restrictions lapse. There were no restricted stock awards outstanding at March 31, 2010 and 2009.

There were 38,203 shares of common stock underlying options that were granted during both the three months ended March 31, 2010 and 2009. The fair value of share-based payment awards was estimated using the Black-Scholes option pricing model with the following assumptions and weighted average fair values at the time the grants were awarded:

	Three Months Ended March 31,
	2010	2009
Weighted average fair value of grants	$2.16	$1.48
Risk-free interest rate	2.29%	1.90%
Dividend yield	1.41%	4.69%
Expected volatility	28.6%	32.9%
Expected life in months	62	69

       Option activity under the principal option plans as of March 31, 2010 and changes during the three months ended March 31, 2010 was as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2009	192,002	$10.04
Granted	38,203	8.53
Exercised	—	—
Forfeited/cancelled/expired	(10,421)	10.29
Outstanding at March 31, 2010	219,784	$9.77	5.87	$44,494
Exercisable at March 31, 2010	139,895	$9.96	4.11	$29,489

The aggregate intrinsic value of options above represents the total pretax intrinsic value (the difference between the Corporation’s closing stock price on the last trading day of the first quarter of 2010 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2010. This amount changes based on the fair market value of the Corporation’s stock.

As of March 31, 2010, there was approximately $104,000 of total unrecognized compensation expense relating to unvested stock options. These costs are expected to be recognized over a weighted average period of 2.05 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4.  Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No, 2010-06, “Improving Disclosures About Fair Value Measurements,” which added disclosure requirements about transfers in and out of Levels 1 and 2, clarified existing fair value disclosure requirements about the appropriate level of disaggregation, and clarified that a description of valuation techniques and inputs used to measure fair value was required for recurring and non-recurring Level 2 and 3 fair value measurements.  The Corporation adopted these provisions of the ASU in preparing the Consolidated Financial Statements for the period ended March 31, 2010. The adoption of these provisions of this ASU, which was subsequently codified into Accounting Standards Codification Topic 820, “Fair Value Measurements and Disclosures,” only affected the disclosure requirements for fair value measurements and as a result had no impact on the Corporation’s statements of condition and income. See Note 7 of the Notes to Consolidated Financial Statements for the disclosures required by the ASU.

Note 5.  Comprehensive Income

Total comprehensive income includes all changes in equity during a period from transactions and other events and circumstances from non-owner sources. The Corporation’s other comprehensive income (loss) is comprised of unrealized holding gains and losses on securities available-for-sale, net of taxes.

Disclosure of comprehensive income for the three months ended March 31, 2010, and 2009 is presented in the Consolidated Statements of Changes in Stockholders’ Equity. The table below provides a reconciliation of the components of other comprehensive income to the disclosure provided in the consolidated statement of changes in stockholders’ equity.

The components of other comprehensive income (loss), net of tax, were as follows for the periods indicated:

	Three Months Ended March 31,
	2010	2009
	(in thousands)
Unrealized gains on debt securities for which a portion of the impairment has been recognized in income	$1,451	$—
Reclassification adjustments of OTTI losses included in income	4,390	140
Unrealized gains (losses) on other available-for-sale securities	322	(2,340)
Reclassification adjustment for net gains arising during this period	(1,046)	(740)
Net unrealized gains (losses)	5,117	(2,940)
Tax effect	(2,030)	1,176
Net of tax amount	3,087	(1,764)
Other comprehensive income (loss), net of tax	$3,087	$(1,764)

Accumulated other comprehensive loss at March 31, 2010 and December 31, 2009 consisted of the following:

	March 31, 2010	December 31, 2009
	(in thousands)
Investment securities available-for-sale, net of tax	$(5,341)	$(8,428)
Defined benefit pension and post-retirement plans, net of tax	(2,348)	(2,348)
Total	$(7,689)	$(10,776)

Note 6.  Investment Securities

The following tables present information related to the Corporation’s portfolio of securities available-for-sale at March 31, 2010 and December 31, 2009.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6.  Investment Securities—(Continued)
	March 31, 2010
			Gross Unrealized Losses
	Amortized Cost	Gross Unrealized Gains	Non-Credit OTTI	Other	Estimated Fair Value
	(in thousands)
Securities Available-for-Sale:
U.S. Treasury and agency securities	$150	$—	$—	$—	$150
Federal agency obligations	252,416	896	—	(2,048)	251,264
Obligations of U.S. states and political subdivisions	6,330	11	—	(76)	6,265
Trust preferred securities	30,266	63	(1,391)	(3,403)	25,535
Other debt securities	38,492	2	(1,986)	(565)	35,943
Equity securities	3,488	55	—	(391)	3,152
Total	$331,142	$1,027	$(3,377)	$(6,483)	$322,309

	December 31, 2009
			Gross Unrealized Losses
	Amortized Cost	Gross Unrealized Gains	Non-Credit OTTI	Other	Estimated Fair Value
	(in thousands)
Securities Available-for-Sale:
U.S. Treasury and agency securities	$2,089	$—	$—	$—	$2,089
Federal agency obligations	216,640	592	—	(2,647)	214,585
Obligations of U.S. states and political subdivisions	19,688	77	—	(484)	19,281
Trust preferred securities	34,404	113	(2,457)	(5,345)	26,715
Other debt securities	33,317	76	(2,371)	(1,101)	29,921
Equity securities	5,936	42	—	(445)	5,533
Total	$312,074	$900	$(4,828)	$(10,022)	$298,124

All of the Corporation’s investment securities are classified as available-for-sale at March 31, 2010 and December 31, 2009. The available-for-sale securities are reported at fair value with unrealized gains or losses included in equity, net of tax. Accordingly, the carrying value of such securities reflects their fair value at the balance sheet date. Fair value is based upon either quoted market prices, or in certain cases where there is limited activity in the market for a particular instrument, assumptions are made to determine their fair value. See Note 7 of the Notes to Consolidated Financial Statements for a further discussion.

The following table presents information for investment securities available-for-sale at March 31, 2010, based on scheduled maturities. Actual maturities can be expected to differ from scheduled maturities due to prepayment or early call options of the issuer.

	Three Months Ended March 31, 2010
	Amortized Cost	Estimated Fair Value
	(in thousands)
Due in one year or less	$1,130	$1,131
Due after one year through five years	12,406	12,366
Due after five years through ten years	40,508	39,681
Due after ten years	273,610	265,979
Equity securities	3,488	3,152
Total investment securities	$331,142	$322,309

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6.  Investment Securities—(Continued)

For the three months ended March 31, 2010, securities sold from the Corporation’s available-for-sale portfolio amounted to approximately $141.5 million.  Gross realized gains on securities sold amounted to approximately $1,057,000, while gross realized losses on securities sold amounted to approximately $11,000 for the period. In addition, during the first quarter of 2010, the Corporation recorded other-than temporary impairment charges of $1,109,000 on two pooled trust preferred securities, $281,000 on three variable rate private label CMOs, and $3,000,000 on one trust preferred security. For the three months ended March 31, 2009, the Corporation recorded a $140,000 other-than-temporary impairment charge on one corporate bond.

Other-than-Temporarily Impaired Investments

The following summarizes other-than-temporarily impaired investment securities as of the dates indicated.

	March 31, 2010	March 31, 2009
	(in thousands)
Debt securities	$4,390	$140
Total other-than-temporary impairment charges	$4,390	$140

The Corporation performs regular analysis on the available-for-sale securities portfolio to determine whether a decline in fair value indicates that an investment is other-than-temporarily impaired in accordance with FASB ASC 320-10. FASB ASC 320-10 requires companies to record other-than-temporary impairment (“OTTI”) charges, through earnings, if they have the intent to sell, or if it is more likely than not that they will be required to sell, an impaired debt security before recovery of its amortized cost basis. If the Corporation intends to sell or it is more likely than not it will be required to sell the security before recovery of its amortized cost basis, less any current period credit loss, the OTTI is recognized in earnings equal to the entire difference between the investment’s amortized cost basis and its estimated fair value at the balance sheet date. If the Corporation does not intend to sell the security and it is more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis less any current period loss, and as such, it determines that a decline in fair value is other than temporary, the OTTI is separated into the amount representing the credit loss and the amount related to all other factors. The amount of the OTTI related to the credit loss is determined based on the present value of cash flows expected to be collected and is recognized in earnings. The amount of the total OTTI related to other factors is recognized in other comprehensive income, net of applicable taxes. The previous amortized cost basis less the OTTI recognized in earnings becomes the new amortized cost basis of the investment.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6.  Investment Securities—(Continued)

Deal Name	Single Issuer or Pooled	Class/ Tranche	Book Value	Estimated Fair Value	Gross Unrealized Gain (Loss)	Lowest Credit Rating Assigned	Number of Banks Currently Performing	Deferrals and Defaults as % of Original Collateral	Expected Deferral/Defaults as a Percentage of Remaining Performing Collateral
	(dollars in thousands)
Countrywide Capital IV	Single	—	$1,769	$1,581	$(188)	BB	1	None	None
Countrywide Capital V	Single	—	2,747	2,495	(252)	BB	1	None	None
Countrywide Capital V	Single	—	250	227	(23)	BB	1	None	None
NPB Capital Trust II	Single	—	898	806	(92)	NR	1	None	None
Citigroup Cap IX	Single	—	991	778	(213)	BB-	1	None	None
Citigroup Cap IX	Single	—	1,901	1,501	(400)	BB-	1	None	None
Citigroup Cap XI	Single	—	245	198	(47)	BB-	1	None	None
IBC Cap Fin II	Single	—	667	443	(224)	NR	1	None	None
BFC Capital Trust	Single	—	1,287	1,337	50	NR	1	None	None
BAC Capital Trust X	Single	—	2,496	2,140	(356)	BB	1	None	None
NationsBank Cap Trust III	Single	—	1,568	1,102	(466)	BB	1	None	None
Bank of Florida Jr Sub Debt	Single	—	—	—	—	NR	1	None	None
ALESCO Preferred Funding VI	Pooled	C2	213	17	(196)	Ca	68	31.4%	67.5%
ALESCO Preferred Funding VII	Pooled	C1	1,412	217	(1,195)	Ca	69	26.6%	57.6%

At March 31, 2010, excess subordination as a percentage of remaining performing collateral for the ALESCO Preferred Funding VI and VII investments were -31.1 percent and -27.0 percent, respectively. Excess subordination is the amount of performing collateral above the amount of outstanding collateral underlying each class of the security. The Expected Deferral/Defaults as a Percentage of Remaining Performing Collateral reflects the difference between the performing collateral and the collateral underlying each security divided by the performing collateral. A negative number results when the paying collateral is less than the collateral underlying each class of the security. A low or negative number decreases the likelihood of full repayment of principal and interest accordingly to original contractual terms.

The Corporation owns two pooled trust preferred securities (“Pooled TRUPS”), which consists of securities issued by financial institutions and insurances companies and the Corporation holds the mezzanine tranche of such securities. Senior tranches generally are protected from defaults by over-collateralization and cash flow default protection provided by subordinated tranches, with senior tranches having the greatest protection and mezzanine tranches subordinated to the senior tranches. Our analysis of these Pooled TRUPS falls within the scope of ASC 325-40-15, 35 and 55 and uses a discounted cash flow model to determine the total OTTI loss. The model considers the structure and term and the financial condition of the underlying issuers. Specifically, the model details interest rates, principal balances of note classes and underlying issuers and the allocation of the payments to the note classes according to a priority of payments specified in the offering circular and indenture. The current estimate of expected cash flows is based on the most recent trustee reports and other relevant market information including announcements of interest payment deferrals or defaults of underlying trust preferred securities. Assumptions used in the model relate to default rates, the default rate timing profile and recovery rates. We assume no prepayments since these Pooled TRUPS were issued at comparatively tight spreads and as such, there is little incentive, if any. to prepay.

One of the Pooled TRUPS has incurred its fourth interruption of cash flow payments to date. Management reviewed the expected cash flow analysis and credit support to determine if it was probable that all principal and interest would be repaid, and recorded a $466,000 other-than-temporary impairment charge for the three months ended March 31, 2010, which represents 15.0 percent of the par amount of approximately $3.1 million. The new cost basis for this security is $213,000. The other Pooled TRUP incurred its second interruption of cash flow payments as of the first quarter of 2010. Management determined that an other-than-temporary impairment exists on this security and recorded a $643,000 OTTI charge during the first quarter of 2010, which represents 21.4 percent of the par amount of approximately $3.0 million. The new cost basis for this security is approximately $1.4 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6.  Investment Securities—(Continued)

During the first quarter of 2009, the Corporation recorded a $140,000 other-than-temporary impairment charge on one corporate bond holding. For the year ended December 31, 2009, other-than-temporary impairment charges taken on this bond totaled $1,440,000. The bond was sold during the third quarter of 2009.

Credit Loss Portion of OTTI Recognized in Earning on Debt Securities

	2010	2009
	(in thousands)
Balance of credit-related OTTI at January 1,	$3,621	$—
Addition:
Credit losses for which other-than-temporary impairment was not previously recognized	4,390	140
Balance of credit-related OTTI at March 31,	$8,011	$140

The Corporation owns three variable rate private label collateralized mortgage obligations (“CMOs”), which were also evaluated for impairment. These CMOs were originally issued in 2006 and are comprised of 30 year adjustable rate mortgage loans secured by first lien, fully amortizing one-to-four residential mortgage loans. The tranche purchased was a Super Senior with an original credit rating of AAA/AAA. The top five states geographic concentration comprised in the deal were California 18.2 percent, Arizona 10.5 percent, Virginia 6.1 percent, Florida 6.5 percent and Nevada 6.3 percent. No one state exceeded a 25 percent concentration. These states have been heavily impacted by the financial crises and as such have sustained heavy delinquencies affecting the credit rating of the security. Management had applied aggressive default rates to identify if any credit impairment exists, as these bonds were downgraded to below investment grade. These bonds are currently paying with no interruption of cash flow. As such, management determined that an other-than-temporary impairment charge exists and in the first quarter of 2010 recorded a $281,000 write down to the bonds. The new cost basis for these securities is approximately $5.1 million.

The Corporation owns a private issue single name trust preferred security which was also evaluated for impairment. In connection with this security, management evaluated the issuer’s ability from a financial condition standpoint to meet its obligations and noted an excess coverage of $45.4 million. Under the impairment test performed because of the excess coverage, in the analysis no OTTI was deemed to be evident. Based on the circumstances with this particular security, management took into consideration other factors and weighed-in the probability of a default. Management determined that there is a 50% likelihood of default based on the company’s news releases.

In February 2010, the Corporation negotiated a settlement arrangement with the issuer to discount its holdings to the par amount at $0.25, which would represent a loss to the Corporation of $2,250,000, pending regulatory approval.  The regulatory approval is based on the issuer’s capital plan execution. Given this valuation, the exposure to a default event, and the risk to the Corporation if the issuer is not successful with execution of its capital plan, management determined that the appropriate OTTI charge for the period should be the full holding of $3,000,000. Management determined that an other-than-temporary impairment exists for this bond and therefore for the three months ended March 31, 2010 took an OTTI charge to earnings of $3,000,000 or 100% of the par amount.

The Corporation’s investment portfolio also consists of overnight investments that were made into the Reserve Primary Fund (the “Fund”), a money market fund registered with the Securities and Exchange Commission as an investment company under the Investment Company Act of 1940. On September 22, 2008, the Fund announced that redemptions of shares of the Fund were suspended pursuant to an SEC order so that an orderly liquidation could be effected for the protection of the Fund’s investors. Through December 31, 2009, the Corporation has received five distributions from the Fund, totaling approximately 92 percent of its outstanding balance, leaving a remaining outstanding balance in the Fund of $2.943 million. On January 29, 2010, as part of the court order liquidating the Fund, the Corporation received a sixth distribution or $2.446 million, bringing total distributions to date to approximately 99 percent. During the fourth quarter of 2009, the Corporation recorded a $364,000, or approximately 1 percent, other-than-temporary impairment charge to earnings relating to this court ordered liquidation of the Fund. On April 13, 2010, the Fund announced that they have sold its Lehman Brothers Holdings, Inc. bond holdings for approximately $170 million in proceeds and that this will aid in the liquidation. The Corporation’s carrying balance in the Fund as of March 31, 2010 totaled $133,000.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6.  Investment Securities—(Continued)

Temporarily Impaired Investments

For all other securities, the Corporation does not believe that the unrealized losses, which were comprised of 74 investment securities as of March 31, 2010, represent an other-than-temporary impairment. The gross unrealized losses associated with U.S. Treasury and Agency securities and Federal agency obligations, mortgage-backed securities, corporate bonds and tax-exempt securities are not considered to be other than temporary because their unrealized losses are related to changes in interest rates and do not affect the expected cash flows of the underlying collateral or issuer.

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

The decline in value is related to a change in interest rates and subsequent change in credit spreads required for these issues affecting market price. All issues are performing and are expected to continue to perform in accordance with their respective contractual terms and conditions. Short to intermediate average durations and in certain cases monthly principal payments should reduce further market value exposure to increases in rates. The Corporation evaluates all securities with unrealized losses quarterly to determine whether the loss is other than temporary. Unrealized losses in the mortgage-backed securities category consist primarily of U.S. agency and private issue collateralized mortgage obligations. Unrealized losses in the corporate debt securities category consist of single name corporate trust preferred securities, pooled trust preferred securities and corporate debt securities issued by large financial institutions. The decline in fair value is due in large part to the lack of an active trading market for these securities, changes in market credit spreads and rating agency downgrades. For collateralized mortgage obligations, management reviewed expected cash flows and credit support to determine if it was probable that all principal and interest would be repaid. None of the corporate issuers have defaulted on interest payments. Management concluded that these securities, other than the previously mentioned two Pooled TRUPS, two private label CMOs, one equity holding and its investment in the Primary Reserve Funds, were not other-than-temporarily impaired at March 31, 2010. Future deterioration in the cash flow on collateralized mortgage obligations or the credit quality of these large financial institution issuers of corporate debt securities could result in impairment charges in the future.

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

The following tables indicate fair value and gross unrealized losses not recognized in income of temporarily impaired securities, including the  length of time individual securities have been in a continuous unrealized loss position at March 31, 2010 and December 31, 2009.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6.  Investment Securities—(Continued)

	March 31, 2010
	Total		Less Than 12 Months		12 Months or Longer
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
Available-for-Sale:
Federal Agency Obligations	$143,341	$(2,048)	$143,243	$(2,047)	$98	$(1)
Obligations of U.S. states and political subdivisions	1,921	(76)	1,036	(52)	885	(24)
Trust preferred securities	22,900	(4,794)	443	(224)	22,457	(4,569)
Other debt securities	19,852	(2,551)	8,430	(48)	11,422	(2,504)
Equity securities	1,716	(391)	—	—	1,716	(391)
Total temporarily impaired securities	$189,730	$(9,860)	$153,152	$(2,371)	$36,578	$(7,489)

	December 31, 2009
	Total		Less Than 12 Months		12 Months or Longer
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
Available-for-Sale:
Federal Agency Obligations	$120,504	$(2,647)	$120,402	$(2,646)	$102	$(1)
Obligations of U.S. states and political subdivisions	7,181	(484)	6,297	(458)	884	(26)
Trust preferred securities	25,253	(7,802)	3,717	(1,234)	21,536	(6,568)
Other debt securities	22,815	(3,472)	11,864	(55)	10,951	(3,417)
Equity securities	1,317	(445)	—	—	1,317	(445)
Total temporarily impaired securities	$177,070	$(14,850)	$142,280	$(4,393)	$34,790	$(10,457)

Investment securities having a carrying value of approximately $175.0 million and $185.9 million at March 31, 2010 and December 31, 2009, respectively, were pledged to secure public deposits, short-term borrowings, and FHLB advances and for other purposes required or permitted by law.

Note 7.  Fair Value Measurements and Fair Value of Financial Instruments

Management uses its best judgment in estimating the fair value of the Corporation’s financial and non-financial instruments; however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial and non-financial instruments, the fair value estimates herein are not necessarily indicative of the amounts the Corporation could have realized in a sale transaction on the dates indicated. The estimated fair value amounts have been measured as of the respective period-end dates indicated herein and have not been re-evaluated or updated for purposes of these financial statements subsequent to those respective dates. As such, the estimated fair values of these financial and non-financial instruments subsequent to the respective reporting dates may be different than the amounts reported at each year-end.

U.S. GAAP establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are described below:

Basis of Fair Value Measurement

•	Level 1: Unadjusted exchange quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

•
Level 2: Quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7.  Fair Value Measurements and Fair Value of Financial Instruments—(Continued)

•	Level 3: Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (for example, supported with little or no market activity).

An asset’s or liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

The following information should not be interpreted as an estimate of the fair value of the entire Corporation since a fair value calculation is only provided for a limited portion of the Corporation’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Corporation’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Corporation’s assets measured at fair value on a recurring basis at March 31, 2010 and December 31, 2009.

Investment Securities Available-For-Sale. Where quoted prices are available in an active market, securities are classified with Level 1 of the valuation hierarchy. Level 1 inputs include securities that have quoted prices in active markets for identical assets. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics, or discounted cash flows. Examples of instruments, which would generally be classified within Level 2 of the valuation hierarchy, include municipal bonds and certain agency collateralized mortgage obligations. In certain cases where there is limited activity in the market for a particular instrument, assumptions must be made to determine their fair value and are classified as Level 3. Due to the inactive condition of the markets amidst the financial crisis, the Corporation treated certain securities as Level 3 securities in order to provide more appropriate valuations. For assets in an inactive market, the infrequent trades that do occur are not a true indication of fair value. When measuring fair value, the valuation techniques available under the market approach, income approach and/or cost approach are used. The Corporation’s evaluations are based on market data and the Corporation employs combinations of these approaches for its valuation methods depending on the asset class. In certain cases where there were limited or less transparent information provided by the Corporation’s third-party pricing service, fair value was estimated by the use of secondary pricing services or through the use of non-binding third-party broker quotes.

On a quarterly basis, management reviews the pricing information received from the Corporation’s third-party pricing service. This review process includes a comparison to non-binding third-party broker quotes, as well as a review of market-related conditions impacting the information provided by the Corporation’s third-party pricing service.

Management primarily identifies investment securities which may have traded in illiquid or inactive markets by identifying instances of a significant decrease in the volume and frequency of trades, relative to historical levels, as well as instances of a significant widening of the bid-ask spread in the brokered markets. Investment securities that are deemed to have been trading in illiquid or inactive markets may require the use of significant unobservable inputs. For example, management may use quoted prices for similar investment securities in the absence of a liquid and active market for the securities being valued. As of March 31, 2010 management made adjustments to prices provided by the third-party pricing service as a result of illiquid or inactive markets.

At March 31, 2010, the Corporation’s two pooled trust preferred securities, one private issue single name trust preferred security, two single name trust preferred securities and a variable rate CMO were classified as Level 3. Market pricing for these Level 3 securities varied widely from one pricing service to another based on the lack of trading. As such, these securities were not considered to have readily observable market data that was accurate to support a fair value as prescribed by FASB ASC 820-10-05. The fair value measurement objective remained the same in that the price received by the Corporation would result from an orderly transaction (an exit price notion) and that the observable transactions considered in fair value were not forced liquidations or distressed sales at the measurement date.

In regard to the pooled trust preferred securities (“TRUPS”), the Corporation was able to determine fair value of the TRUPS using a market approach validation technique based on Level 2 inputs that did not require significant adjustments. The Level 2 inputs included:

a.	Quoted prices in active markets for similar TRUPS with insignificant adjustments for differences between the TRUPS that the Corporation holds and similar TRUPS.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7.  Fair Value Measurements and Fair Value of Financial Instruments—(Continued)

b.	Quoted prices in markets that are not active that represent current transactions for the same or similar TRUPS that do not require significant adjustment based on unobservable inputs.

The private issue single name trust preferred security was written down to zero value based on management’s assessment of the financial and regulatory challenges facing the issuer.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

For financial assets and liabilities measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2010 and December 31, 2009 are as follows:

		Fair Value Measurements at Reporting Date Using
	March 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Financial Instruments Measured at Fair Value on a Recurring Basis:
U.S. Treasury & Agency Securities	$150	$150	$—	$—
Federal Agency Obligations	251,264	19,000	232,264	—
Obligations of U.S. States and Political Subdivision	6,265	—	6,265	—
Trust preferred securities	25,535	—	24,858	677
Other debt securities	35,943	17,244	10,945	7,754
Equity securities	3,152	3,152	—	—
Securities available-for-sale	$322,309	$39,546	$274,332	$8,431

		Fair Value Measurements at Reporting Date Using
	December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Financial Instruments Measured at Fair Value on a Recurring Basis:
U.S. Treasury & Agency Securities	$2,089	$2,089	$—	$—
Federal Agency Obligations	214,585	55,470	159,115	—
Obligations of U.S. States and Political Subdivision	19,281	—	19,281	—
Trust preferred securities	26,715	—	24,366	2,349
Other debt securities	29,921	7,248	22,673	—
Equity securities	5,533	5,533	—	—
Securities available-for-sale	$298,124	$70,340	$225,435	$2,349

The following table presents the changes in investment securities available-for-sale with significant unobservable inputs (Level 3) for the three months ended March 31, 2010.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7.  Fair Value Measurements and Fair Value of Financial Instruments—(Continued)

2010
(in thousands)
Beginning balance, January 1,	$2,349
Transfers to Level 3 from Level 2	11,039
Principal interest deferrals	28
Principal pay downs	(161)
Total net losses included in net income	(4,390)
Total net unrealized losses	(434)
Ending balance, March 31,	$8,431

Since June 30, 2008, the market for these TRUPS has become increasingly inactive. The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which these TRUPS trade and then by a significant decrease in the volume of trades relative to historical levels as well as other relevant factors. At March 31, 2010, the Corporation determined that the market for similar TRUPS is not active. That determination was made considering that there are few observable transactions for similar TRUPS, the prices for those transactions that have occurred are not current or represent fair value, and the observable prices for those transactions vary substantially over time, thus reducing the potential relevance of those observations. Consequently, the Corporation’s three TRUPS at March 31, 2010 have been classified within Level 3 because the Corporation determined that significant adjustments using unobservable inputs are required to determine a true fair value at the measurement date.

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

The fair value as of March 31, 2010 was determined by discounting the expected cash flows over the life of the security. The discount rate was determined by deriving a discount rate when the markets were considered more active for this type of security. To this estimated discount rate, additions were made for more liquid markets and increased credit risk as well as assessing the risks in the security, such as default risk and severity risk. With the exception of one pooled trust preferred security, for which a $3.0 million impairment charge was taken to earnings during the first quarter of 2010, the securities continue to make scheduled cash flows and no material cash flow payment defaults have occurred to date.

Loans Held for Sale.  Loans held for sale are required to be measured at the lower of cost or fair value. Under FASB ASC 820-10-05, market value is to represent fair value. Management obtains quotes or bids on all or part of these loans directly from the purchasing financial institutions.  There were no loans held for sale at March 31, 2010 or December 31, 2009.

Assets Measured at Fair Value on a Non-Recurring Basis

For assets measured at fair value on a non-recurring basis, the fair value measurements used at March 31, 2010 and December 31, 2009 are as follows:

		Fair Value Measurements at Reporting Date Using
	March 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets Measured at Fair Value on a Non-Recurring Basis:
Impaired loans	$669	$—	$—	$669

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7.  Fair Value Measurements and Fair Value of Financial Instruments—(Continued)

		Fair Value Measurements at Reporting Date Using
	December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets Measured at Fair Value on a Non-Recurring Basis:
Impaired loans	$5,191	$—	$—	$5,191

The following methods and assumptions were used to estimate the fair values of the Corporation’s assets measured at fair value on a non-recurring basis at March 31, 2010 and December 31, 2009.

Impaired Loans. The value of an impaired loan is measured based upon the present value of expected future cash flows discounted at the loan’s effective interest rate, or the fair value of the collateral if the loan is collateral dependent. Smaller balance homogeneous loans that are collectively evaluated for impairment, such as residential mortgage loans and installment loans, are specifically excluded from the impaired loan portfolio. The Corporation’s impaired loans are primarily collateral dependent. Impaired loans are individually assessed to determine that each loan’s carrying value is not in excess of the fair value of the related collateral or the present value of the expected future cash flows.

At March 31, 2010 and December 31, 2009, the fair value consists of the loan balances of $699,000 and $6,756,000 less their specific valuation allowances of $30,000 and $1,565,000, respectively.

Other Real Estate Owned. Certain assets such as other real estate owned (“OREO”) are measured at fair value less cost to sell. The Corporation believes that the fair value component in its valuation follows the provisions of FASB ASC 820-10-05. Fair value of OREO is determined by sales agreements or appraisals by qualified licensed appraisers approved and hired by the Corporation. Costs to sell associated with OREO is based on estimation per the terms and conditions of the sales agreements or appraisal. At March 31, 2010 and December 31, 2009 the Corporation held no OREO.

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

Estimated fair values have been determined by the Corporation using the best available data and an estimation methodology suitable for each category of financial instruments. For those loans and deposits with floating interest rates, it is presumed that estimated fair values generally approximate the recorded book balances. The estimation methodologies used, the estimated fair values, and the recorded book balances at March 31, 2010 and December 31, 2009, were as follows:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7.  Fair Value Measurements and Fair Value of Financial Instruments—(Continued)

	March 31, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Financial assets:
Cash and cash equivalents	$66,863	$66,863	$89,168	$89,168
Investment securities available-for-sale	322,309	322,309	298,124	298,124
Net loans	705,767	710,931	710,895	717,791
Restricted investment in bank stocks	10,551	10,551	10,672	10,672
Accrued interest receivable	4,068	4,068	4,033	4,033
Financial liabilities:
Non interest-bearing deposits	$137,422	$137,422	$130,518	$130,518
Interest-bearing deposits	655,088	655,711	683,187	683,974
Short-term borrowings	40,217	40,217	46,109	46,109
Long-term borrowings	213,105	221,606	223,144	233,110
Subordinated debentures	5,155	5,155	5,155	5,155
Accrued interest payable	1,678	1,678	1,825	1,825

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8.  Components of Net Periodic Pension Cost

The following table sets forth the net periodic pension cost for the pension plan for the three months ended March 31, 2010 and 2009.

	Three Months Ended March 31,
	2010	2009
	(in thousands)
Interest cost	$150	$152
Net amortization and deferral	(71)	(37)
Net periodic pension cost	$79	$115

Contributions

The Corporation expects to contribute $646,000 to its Pension Trust in 2010. For the three months ended March 31, 2010, the Corporation contributed $150,000 to its Pension Trust.

Note 9.  Income Taxes

At March 31, 2010 and December 31, 2009, the Corporation had unrecognized tax benefits of $1.6 million and $ 2.4 million, respectively, which primarily related to uncertainty regarding the sustainability of certain deductions taken in 2009 and to be taken in 2010 and future income tax returns related to the liquidation of the Corporation’s New Jersey REIT subsidiary. To the extent these unrecognized tax benefits are ultimately recognized, they will impact the tax provision and the effective tax rate in a future period. In the first quarter of 2010, the Corporation recognized a tax benefit of $853,000 pertaining to prior uncertain tax positions for 2006 and 2007. For the three months ended March 31, 2010, the Corporation recorded approximately $7,000 in interest expense as a component of tax expense related to the unrecognized tax benefit.

Note 10.  Borrowed Funds

Short-Term Borrowings

Short-term borrowings, which consist primarily of securities sold under agreements to repurchase, Federal Home Loan Bank (“FHLB”) advances and federal funds purchased, generally have maturities of less than one year. The details of these short-term borrowings are presented in the following table.

March 31, 2010
(dollars in thousands)
Average interest rate:
At quarter end	0.50%
For the quarter	0.70%
Average amount outstanding during the quarter	$43,945
Maximum amount outstanding at any month end	$40,744
Amount outstanding at quarter end	$40,217

Long-Term Borrowings

Long-term borrowings, which consist primarily of FHLB advances and securities sold under agreements to repurchase, totaled $213.1 million and mature within one to ten years. The FHLB advances are secured by pledges of FHLB stock, 1-4 family mortgages and U.S. government and Federal agency obligations. At March 31, 2010, FHLB advances and securities sold under agreements to repurchase had a weighted average interest rate of 3.97 percent and 5.23 percent, respectively, and are contractually scheduled for repayment as follows:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10.  Borrowed Funds—(Continued)

March 31, 2010
(in thousands)
2010	$42,105
2011	10,000
2013	5,000
Thereafter	156,000
Total	$213,105

Note 11.  Stockholders’ Equity

On January 12, 2009, the Corporation issued $10 million in nonvoting senior preferred stock to the U.S. Department of Treasury under the Capital Purchase Program. As part of the transaction, the Corporation also issued warrants to the Treasury to purchase 173,410 shares of common stock of the Corporation at an exercise price of $8.65 per share. As previously announced, the Corporation's voluntary participation in the Capital Purchase Program represented approximately 50 percent of the dollar amount that the Corporation qualified to receive under the Treasury program. The Corporation believes that its participation in this program strengthened its capital position. The funding will be used to support future loan growth.

The Corporation’s senior preferred stock and the warrants issued under the Capital Purchase Program qualify and are accounted for as equity on the consolidated statements of condition. Of the $10 million in issuance proceeds, $9.5 million and $0.5 million were allocated to the senior preferred shares and the warrants, respectively, based upon their estimated relative fair values as of January 12, 2009. The discount of the $0.5 million recorded for the senior preferred shares is being amortized to retained earnings over a five year estimated life of the securities based on the likelihood of their redemption by the Corporation within that timeframe.

In July 2009, the Corporation announced that its Board of Directors had authorized a rights offering of up to approximately $11 million of common stock to its existing stockholders. As a result of the rights offering, as of October 1, 2009, the Corporation issued 1,137,896 shares of its common stock, at a subscription price of $7.00 per share and for gross proceeds of approximately $8.0 million, to the holders of record of its common stock as of the close of business on September 1, 2009 who exercised their subscription rights. In addition, on October 6, 2009, the Corporation sold 433,532 shares of common stock to standby purchasers for $7.00 per share and for gross proceeds of approximately $3.0 million. The standby purchaser consisted of Lawrence B. Seidman, an existing shareholder and member of the Corporation's Board of Directors, and certain of his affiliates.

As result of the successful completion of the rights offering in October 2009, the number of shares underlying the warrants held by the U.S. Treasury under the Capital Purchase Program was reduced to 86,705 shares, or 50 percent of the original 173,410 shares.

In April 2009, the Corporations’ Board of Directors voted unanimously to reduce its current quarterly common cash dividend from $0.09 per share to $0.03 per share, beginning with the second quarter dividend declaration.

Note 12.  Subordinated Debentures

During 2003, the Corporation formed a statutory business trust, which exists for the exclusive purpose of (i) issuing Trust Securities representing undivided beneficial interests in the assets of the Trust; (ii) investing the gross proceeds of the Trust securities in junior subordinated deferrable interest debentures (subordinated debentures) of the Corporation; and (iii) engaging in only those activities necessary or incidental thereto. These subordinated debentures and the related income effects are not eliminated in the consolidated financial statements as the statutory business trust is not consolidated in accordance with FASB ASC 810-10. Distributions on the subordinated debentures owned by the subsidiary trusts below have been classified as interest expense in the Consolidated Statements of Income.

The characteristics of the business trusts and capital securities have not changed with the deconsolidation of the trusts. The capital securities provide an attractive source of funds since they constitute Tier 1 Capital for regulatory purposes, but have the same tax advantages as debt for Federal income tax purposes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12.  Subordinated Debentures—(Continued)

The subordinated debentures are redeemable in whole or part prior to maturity on January 23, 2034. The floating interest rate on the subordinated debentures is three-month LIBOR plus 2.85 percent and reprices quarterly. The rate at March 31, 2010 was 3.10 percent.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this analysis is to provide the reader with information relevant to understanding and assessing the Corporation’s results of operations for the periods presented herein and financial condition as of March 31, 2010 and December 31, 2009. In order to fully appreciate this analysis, the reader is encouraged to review the consolidated financial statements and accompanying notes thereto appearing elsewhere in this report.

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

The Corporation’s accounting policies are fundamental to understanding Management’s Discussion and Analysis (“MD&A”) of financial condition and results of operations. The Corporation has identified its policies on the allowance for loan losses, issues relating to other-than-temporary impairment losses in the securities portfolio, the valuation of deferred tax assets, goodwill and the fair value of investment securities to be critical because management must make subjective and/or complex judgments about matters that are inherently uncertain and could be most subject to revision as new information becomes available. Additional information on these policies is provided below.

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

In instances when a determination is made that an other-than-temporary impairment exists but the investor does not intend to sell the debt security and it is not more likely than not that it will be required to sell the debt security prior to its anticipated recovery, FASB ASC 320-10-65 changes the presentation and amount of the other-than-temporary impairment recognized in the income statement. The other-than-temporary impairment is separated into (a) the amount of the total other-than-temporary impairment related to a decrease in cash flows expected to be collected from the debt security (the credit loss) and (b) the amount of the total other-than-temporary impairment related to all other factors. The amount of the total other-than-temporary impairment related to the credit loss is recognized in earnings. The amount of the total other-than-temporary impairment related to all other factors is recognized in other comprehensive income. Other-than-temporary impairment charges on certain investment securities of approximately $4.4 million were recognized in earnings for the three months ended March 31, 2010. For the three months ended March 31, 2009, the Corporation recorded $140,000 of other-than temporary-impairment charges on investment securities.

Fair Value of Investment Securities

FASB ASC 820-10-35 clarifies the application of the provisions of FASB ASC 820-10-05 in an inactive market and how an entity would determine fair value in an inactive market. FASB ASC 820-10-35 is effective immediately and applies to the Corporation’s December 31, 2009 and March 31, 2010 financial statements. The Corporation applied the guidance in FASB ASC 820-10-35 when determining fair value for the Corporation’s private label collateralized mortgage obligations, pooled trust preferred securities and single name corporate trust preferred securities. See Note 6, Fair Value Measurements, for further discussion.

FASB ASC 820-10-65 provides additional guidance for estimating fair value in accordance with FASB ASC 820-10-05 when the volume and level of activity for the asset or liability have significantly decreased. This ASC also includes guidance on identifying circumstances that indicate a transaction is not orderly. The Corporation adopted FASB ASC 820-10-65 at June 30, 2009.

Goodwill

The Corporation adopted the provisions of FASB ASC 350-10, which requires that goodwill be reported separate from other intangible assets in the Consolidated Statements of Condition and not be amortized but rather tested for impairment annually or more frequently if impairment indicators arise. No impairment charge was deemed necessary for the three months ended March 31, 2010 and 2009.

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

Fluctuations in the actual outcome of these future tax consequences could impact the Corporation’s consolidated financial condition or results of operations.  Note 9 of the Notes to Consolidated Financial Statements includes additional discussion on the accounting for income taxes.

Earnings

Net income for the three months ended March 31, 2010 amounted to $281,000, compared to net income of $799,000 for the comparable three-month period ended March 31, 2009. The Corporation recorded earnings per diluted common share of $0.01 for the three months ended March 31, 2010 as compared with earnings of $0.05 per diluted common share for the three months ended March 31, 2009. Dividends and accretion relating to the preferred stock issued to the U.S. Treasury reduced earnings by approximately $0.01 per fully diluted common share. The annualized return on average assets was 0.10 percent for the three months ended March 31, 2010, compared to 0.30 percent for three months ended March 31, 2009. The annualized return on average stockholders’ equity was 1.07 percent for the three-month period ended March 31, 2010, compared to 3.52 percent for the three months ended March 31, 2009.

Net Interest Income and Margin

Net interest income is the difference between the interest earned on the portfolio of earning assets (principally loans and investments) and the interest paid for deposits and borrowings, which support these assets. Net interest income is presented on a fully tax-equivalent basis by adjusting tax-exempt income (primarily interest earned on various obligations of state and political subdivisions) by the amount of income tax which would have been paid had the assets been invested in taxable issues.

The following table presents the components of net interest income on a fully tax-equivalent basis for the periods indicated.
	Three Months Ended March 31,
(tax-equivalent basis)			Increase	Percentage
	2010	2009	(Decrease)	Change
	(dollars in thousands)
Interest income:
Investments	$3,186	$2,930	$256	8.7%
Loans	9,368	9,102	266	2.9
Restricted investment in bank stocks, at cost	178	87	91	104.6
Total interest income	12,732	12,119	613	5.1
Interest expense:
Time deposits of $100 or more	414	778	(364)	(46.8)
All other deposits	1,264	2,277	(1,013)	(44.5)
Borrowings	2,485	2,508	(23)	(0.9)
Total interest expense	4,163	5,563	(1,400)	(25.2)
Net interest income on a fully tax-equivalent basis	8,569	6,556	2,013	30.7
Tax-equivalent adjustment (1)	(60)	(177)	117	(66.1)
Net interest income	$8,509	$6,379	$2,130	33.4%

(1) Computed on an assumed statutory federal income tax rate of 34 percent.

Net interest income on a fully tax-equivalent basis increased $2.0 million or 30.7 percent to $8.6 million for the three months ended March 31, 2010 as compared to the same period in 2009. For the three months ended March 31, 2010, the net interest margin increased 54 basis points to 3.35 percent from 2.81 percent during the three months ended March 31, 2009. For the three months ended March 31, 2010, a decrease in the average yield on interest-earning assets of 21 basis points was more than offset by a decrease in the average cost of interest-bearing liabilities of 85 basis points, which increased the Corporation’s net interest spread by 64 basis points for the period. On a quarterly linked sequential basis, net interest spread increased 19 basis points and net interest margin increased by 30 basis points, respectively. Net interest spread and margin have been impacted by a high level of uninvested excess cash, which accumulated due to strong deposit growth experienced predominantly over the last nine months of 2009. This represented growth in the Corporation’s customer base and enhanced the Corporation’s liquidity position while the Corporation continued to expand its earning assets base.

For the three-month period ended March 31, 2010, interest income on a tax-equivalent basis increased by $613,000 or 5.1 percent from the comparable three-month period in 2009. This increase was due primarily to both an increase in balances of the Corporation’s investment securities and loan portfolios offset in part by a decline in rates due to the actions taken by the Federal Reserve to lower market interest rates over the past year. Average investment volume, including short-term investments and restricted investment in bank stocks, increased during the current three month period by $57.1 million, to $310.5 million, compared to the first quarter of 2009. The Corporation’s loan portfolio increased on average $31.9 million, to $711.9 million, from $680.0 million in the same quarter in 2009, primarily driven by growth in commercial real estate business related sectors of the loan portfolio. The loan portfolio represented approximately 69.6 percent of the Corporation’s average interest-earning assets during the first quarter of 2010 as compared to 72.8 percent in the same quarter in 2009.

The Federal Open Market Committee (“FOMC”) reduced rates seven times during 2008 for a total of 400 basis points, and since then has held rates at historically low levels. This action by the FOMC has allowed the Corporation to further reduce liability costs into 2010.

For the three months ended March 31, 2010, interest expense declined $1.4 million, or 25.2 percent from the same period in 2009. The average rate of interest-bearing liabilities decreased 85 basis points to 1.79 percent for the three months ended March 31, 2010, from 2.64 percent for the three months ended March 31, 2009. At the same time, the average volume of interest-bearing liabilities increased by $86.4 million. The increase in the average balance of interest-bearing liabilities during the three months ended March 31, 2010 was primarily in savings deposits of $75.2 million and in other interest-bearing deposits of $26.6 million, an increase of $13.5 million in other borrowings and a $4.0 million increase in money market accounts, offset by a $32.9 million decline in time deposits.  Steps were taken in 2008, 2009 and into 2010 to improve the Corporation’s net interest margin by allowing the runoff of certain high rate deposits and to position the Corporation for further high cost cash outflows during the year. The result was an improvement in the Corporation’s cost of funds. As a result of these factors, for the three months ended March 31, 2010, the Corporation’s net interest spread on a tax-equivalent basis increased to 3.19 percent, from 2.55 percent for the three months ended March 31, 2009.

The following table quantifies the impact on net interest income on a tax-equivalent basis resulting from changes in average balances and average rates over the three-month periods presented. Any change in interest income or expense attributable to both changes in volume and changes in rate has been allocated in proportion to the relationship of the absolute dollar amount of change in each category.

Analysis of Variance in Net Interest Income Due to Volume and Rates

	Three Months Ended March 31, 2010 and 2009 Increase (Decrease) Due to Change In:
	Average	Average	Net
(tax-equivalent basis)	Volume	Rate	Change
	(in thousands)
Interest-earning assets:
Investment securities:
Taxable	$852	$(253)	$599
Non-taxable	(328)	(15)	(343)
Loans	451	(185)	266
Restricted investment in bank stocks	3	88	91
Total interest-earning assets	978	(365)	613
Interest-bearing liabilities:
Money market deposits	15	(229)	(214)
Savings deposits	191	(188)	3
Time deposits	(201)	(736)	(937)
Other interest-bearing deposits	90	(319)	(229)
Borrowings and subordinated debentures	129	(152)	(23)
Total interest-bearing liabilities	224	(1,624)	(1,400)
Change in net interest income	$754	$1,259	$2,013

The following table, “Average Statements of Condition with Interest and Average Rates”, presents for the three   months ended March 31, 2010 and 2009 the Corporation’s average assets, liabilities and stockholders’ equity. The Corporation’s net interest income, net interest spread and net interest margin are also reflected.

Average Statements of Condition with Interest and Average Rates

	Three Months Ended March 31,
	2010			2009
(tax-equivalent basis)	Average Balance	Interest Income/ Expense	Average Rate	Average Balance	Interest Income/ Expense	Average Rate
	(dollars in thousands)
Assets
Interest-earning assets:
Investment securities (1):
Taxable	$287,547	$3,009	4.18%	$207,814	$2,410	4.64%
Tax-exempt	12,407	177	5.70	35,402	520	5.88
Loans (2)	711,860	9,368	5.26	679,953	9,102	5.35
Restricted investment in bank stocks	10,571	178	6.74	10,229	87	3.40
Total interest-earning assets	1,022,385	12,732	4.98	933,398	12,119	5.19
Non-interest-earning assets:
Cash and due from banks	79,958			47,130
Bank-owned life insurance	26,414			23,035
Intangible assets	17,020			17,101
Other assets	41,316			44,595
Allowance for loan losses	(8,378)			(6,384)
Total non-interest earning assets	156,330			125,477
Total assets	$1,178,715			$1,058,875
Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Money market deposits	$116,358	$236	0.81%	$112,392	$449	1.60%
Savings deposits	161,748	318	0.79	86,559	315	1.46
Time deposits	228,903	841	1.47	261,771	1,780	2.72
Other interest-bearing deposits	154,426	283	0.73	127,823	511	1.60
Short-term and long-term borrowings	263,620	2,446	3.71	250,114	2,450	3.92
Subordinated debentures	5,155	39	3.03	5,155	58	4.50
Total interest-bearing liabilities	930,210	4,163	1.79	843,814	5,563	2.64
Non-interest-bearing liabilities:
Demand deposits	135,220			115,274
Other non-interest-bearing deposits	332			320
Other liabilities	8,315			8,568
Total non-interest-bearing liabilities	143,869			124,162
Stockholders’ equity	104,636			90,899
Total liabilities and stockholders’ equity	$1,178,715			$1,058,875
Net interest income (tax-equivalent basis)		$8,569			$6,556
Net interest spread			3.19%			2.55%
Net interest margin (3)			3.35%			2.81%
Tax-equivalent adjustment (4)		(60)			(177)
Net interest income		$8,509			$6,379

(1)	Average balances for investment securities available-for-sale are based on amortized cost.
(2)	Average balances for loans include loans on non-accrual status.
(3)	Net interest income as a percentage of total average interest-earning assets.
(4)	Computed based on a statutory federal income tax rate of 34 percent.

Investment Portfolio

At March 31, 2010, the principal components of the investment portfolio were U.S. Treasury and U.S. Government Agency Obligations, Federal Agency Obligations including mortgage-backed securities, Obligations of U.S. states and political subdivision, corporate bonds and notes, and other debt and equity securities.

The Corporation’s investment portfolio also consists of overnight investments that were made into the Reserve Primary Fund (the “Fund”), a money market fund registered with the Securities and Exchange Commission as an investment company under the Investment Company Act of 1940. On September 22, 2008, the Fund announced that redemptions of shares of the Fund were suspended pursuant to an SEC order so that an orderly liquidation could be effected for the protection of the Fund’s investors. To date, the Corporation has received six distributions from the Fund, totaling approximately 99 percent of its outstanding balance. The Fund announced that it has applied to participate in the United States Department of Treasury’s Temporary Money Market Fund Guarantee Program, participation in which is subject to approval of the Treasury Department. While the Corporation expects to recover substantially all of its current holdings in the Fund, the Corporation cannot predict when this will occur and cannot be certain as to the extent of the recovery. The Corporation’s carrying balance in the Fund as of March 31, 2010 was $133,000.

For the three months ended March 31, 2010, the average volume of investment securities increased $56.7 million to approximately $300.0 million, or 29.3 percent of average interest-earning assets, from $243.2 million on average, or 26.1 percent of average interest-earning assets, in the comparable period in 2009. The Corporation has a continuing strategy to reduce the overall size of the investment securities portfolio, as a percentage of the earning asset mix, with a focus instead on increasing loans. With the Bank experiencing deposit growth predominantly over the first half of 2009 and large buildup of liquidity, the Corporation began to prudently expand the size of its investment portfolio in an effort to deploy excess cash into earning assets.

During the three month period ended March 31, 2010, the volume related factors applicable to the investment portfolio increased interest income by approximately $524,000 while rate related changes resulted in a decrease in interest income of approximately $268,000 from the same period in 2009. The tax-equivalent yield on investments decreased by 57 basis points to 4.25 percent from a yield of 4.82 percent during the comparable period in 2009.

Investment securities available-for-sale are a part of the Corporation’s interest rate risk management strategy and may be sold in response to changes in interest rates, changes in prepayment risk, liquidity management and other factors. During the fourth quarter of 2007, the Corporation transferred $113.4 million in securities classified as held-to-maturity to its available-for-sale portfolio. As a result of this action, the entire securities portfolio has been classified as available-for-sale. During the three months ended March 31, 2010, approximately $141.5 million in debt securities were sold from the available-for-sale portfolio. The cash flow from the sale of investment securities was used to fund loans and purchase new securities. The Corporation’s sales from its available-for-sale portfolio were made in the ordinary course of business.

For the three months ended March 31, 2010, the Corporation recorded a $4.4 million other-than-temporary impairment charge on four bond holdings in the securities portfolio. For the three months ended March 31, 2009, the Corporation recorded a $140,000 other-than-temporary impairment charge on one bond holding. See Note 6 of the Notes to the Consolidated Financial Statements.

At March 31, 2010, the net unrealized loss on securities available-for-sale, which is carried as a component of accumulated other comprehensive loss and included in stockholders’ equity, net of tax, amounted to a net unrealized loss of $5.3 million as compared with a net unrealized loss of $8.4 million at December 31, 2009. The gross unrealized losses associated with U.S. Treasury and Agency securities and Federal agency obligations, mortgage-backed securities, corporate bonds and tax-exempt securities are not considered to be other than temporary because their unrealized losses are related to changes in interest rates and do not affect the expected cash flows of the underlying collateral or issuer.

Loan Portfolio

Lending is one of the Corporation’s primary business activities. The Corporation’s loan portfolio consists of commercial, residential and retail loans, serving the diverse customer base in its market area. The composition of the Corporation’s loan portfolio continues to change due to the local economy. Factors such as the economic climate, interest rates, real estate values and employment all contribute to these changes. Loan growth is generated through business development efforts, repeat customer requests for new financings, penetration into existing markets and entry into new markets.

The Corporation seeks to create growth in commercial lending by offering products and competitive pricing and by capitalizing on the positive trends in its market area. Products offered are designed to meet the financial requirements of the Corporation’s customers. It is the objective of the Corporation’s credit policies to diversify the commercial loan portfolio to limit concentrations in any single industry.

At March 31, 2010, total loans amounted to $713.9 million, a decrease of $5.7 million or 0.79 percent as compared to December 31, 2009. Total real estate loans declined $12.2 million, partially offset by an increase in commercial loans of $7.0 million which reflects our strategic focus in that area. Total gross loans booked for the quarter included $25.2 million of new loans and $20.0 million in advances principally offset by payoffs and principal payments of $51.0 million.

Average total loans increased $31.9 million or 4.7 percent for the three months ended March 31, 2010, as compared to the same period in 2009, while the portfolio yield decreased by 9 basis points as compared with 2009. The decrease in yield on loans was primarily the result of lower market interest rates on the repricing of existing loans and the origination of new loans. The increase in average total loan volume was due primarily to increased customer activity and new lending relationships. The volume related factors during the period contributed increased revenue of $451,000, while the rate related changes decreased revenue by $185,000.

At March 31, 2010, the Corporation had $4.3 million in outstanding loan commitments which are expected to fund over the next 90 days.

Allowance for Loan Losses and Related Provision

The purpose of the allowance for loan losses (“allowance”) is to absorb the impact of losses inherent in the loan portfolio. Additions to the allowance are made through provisions charged against current operations and through recoveries made on loans previously charged-off. The allowance for loan losses is maintained at an amount considered adequate by management to provide for potential credit losses based upon a periodic evaluation of the risk characteristics of the loan portfolio. In establishing an appropriate allowance, an assessment of the individual borrowers, a determination of the value of the underlying collateral, a review of historical loss experience and an analysis of the levels and trends of loan categories, delinquencies and problem loans are considered. Such factors as the level and trend of interest rates and current economic conditions and peer group statistics are also reviewed. Given the extraordinary economic volatility impacting national, regional and local markets, the Corporation’s analysis of its allowance for loan losses takes into consideration the potential impact that current trends may have on the Corporation’s borrowing base. At March 31, 2010, the level of the allowance was $8,139,000 as compared to $8,711,000 at December 31, 2009 and $6,769,000 at March 31, 2009. The Corporation had total provisions to the allowance for the three-month period ended March 31, 2010 in the amount of $940,000 compared to $1,421,000 for the comparable period in 2009.  The level of the allowance during the respective periods of 2010 and 2009 reflects the credit quality within the loan portfolio, the loan volume recorded during the periods, the Corporation’s focus on the changing composition of the commercial and residential real estate loan portfolios and other related factors.

At March 31, 2010, the allowance for loan losses amounted to 1.14 percent of total loans. In management’s view, the level of the allowance at March 31, 2010 is adequate to cover losses inherent in the loan portfolio. Management’s judgment regarding the adequacy of the allowance constitutes a “Forward Looking Statement” under the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from management’s analysis, based principally upon the factors considered by management in establishing the allowance.

Although management uses the best information available, the level of the allowance for loan losses remains an estimate, which is subject to significant judgment and short-term change. Various regulatory agencies, as an integral part of their examination process, periodically review the Corporation’s allowance for loan losses. Such agencies may require the Corporation to increase the allowance based on their analysis of information available to them at the time of their examination. Furthermore, the majority of the Corporation’s loans are secured by real estate in the State of New Jersey. Future adjustments to the allowance may be necessary due to economic factors impacting New Jersey real estate and the economy in general, as well as operating, regulatory and other conditions beyond the Corporation’s control. The allowance for loan losses as a percentage of total loans amounted to 1.14 percent, 1.21 percent and 1.00 percent at March 31, 2010, December 31, 2009 and March 31, 2009.

Net charge-offs were $1,512,000 and $906,000 during the three months ended March 31, 2010 and 2009, respectively. The charge-offs for the 2010 and 2009 periods primarily resulted from one commercial construction loan which was placed into non-accrual status during the first quarter of 2009.

Changes in the allowance for loan losses are set forth in the following table for the periods indicated.

	Three Months Ended March 31,
	2010	2009
	(dollars in thousands)
Average loans for the period	$711,860	$679,953
Total loans at end of period	713,906	678,017

Analysis of the Allowance for Loan Losses:
Balance at the beginning of year	$8,711	$6,254
Charge-offs:
Commercial loans	(1,145)	(900)
Residential mortgage loans	(362)	—
Installment loans	(14)	(7)
Total charge-offs	(1,521)	(907)
Recoveries:
Commercial loans	5	—
Residential mortgage loans	1	—
Installment loans	3	1
Total recoveries	9	1
Net charge-offs	(1,512)	(906)
Provision for loan losses	940	1,421
Balance at end of period	$8,139	$6,769
Ratio of net charge-offs during the period to average loans during the period (1)	0.85%	0.53%
Allowance for loan losses as a percentage of total loans	1.14%	1.00%

(1) Annualized.

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

It is generally the Corporation’s policy to discontinue interest accruals once a loan is past due as to interest or principal payments for a period of ninety days. When a loan is placed on non-accrual status, interest accruals cease and uncollected accrued interest is reversed and charged against current income. Payments received on non-accrual loans are applied against principal. A loan may be restored to an accruing basis when it again becomes well-secured, all past due amounts have been collected and the borrower continues to make payments for the next six months on a timely basis. Accruing loans past due 90 days or more are generally well-secured and in the process of collection.

Non-Performing Assets and Troubled Debt Restructured Loans

Non-performing loans include non-accrual loans and accruing loans past due 90 days or more. Non-accrual loans represent loans on which interest accruals have been suspended. In general, it is the policy of management to consider the charge-off of loans at the point they become past due in excess of 90 days, with the exception of loans that are both well-secured and in the process of collection. Non-performing assets include non-performing loans and other real estate owned. Troubled debt restructured loans represent loans on which a concession was granted to a borrower, such as a reduction in interest rate, which is lower than the current market rate for new debt with similar risks or modified repayment terms.

The following table sets forth, as of the dates indicated, the amount of the Corporation’s non-accrual loans, accruing loans past due 90 days or more, other real estate owned and troubled debt restructured loans.

	March 31, 2010	December 31, 2009	March 31, 2009
	(in thousands)
Non-accrual loans	$9,770	$11,245	$4,566
Accruing loans past due 90 days or more	1,584	39	—
Total non-performing loans	11,354	11,284	4,657
Other real estate owned	—	—	4,426
Total non-performing assets	$11,354	$11,284	$9,083
Troubled debt restructured loans	$4,465	$966	$91

The decrease in non-accrual loans of $1.5 million at March 31, 2010 from December 31, 2009 was primarily attributable to the partial charge-off of two credits. The largest credit, representing 30.9 percent of non-accrual loans at March 31, 2010, related to one commercial real estate construction project of industrial warehouses. The $1.6 million carried as loans past due 90 days or more and still accruing represents eight credits which are well secured and in the process of collection.

Troubled debt restructured loans at March 31, 2010 totaled $4.5 million, increasing $3.5 million from the total of $966,000 at December 31, 2009 due to the addition of one restructured loan.

Overall credit quality in the Bank’s portfolio remains relatively strong, even though the economic weakness has impacted several potential problem loans. Other known “potential problem loans” (as defined by SEC regulations), other than those loans identified in the table above, as of  March 31, 2010 have been identified and internally risk rated as other assets specially mentioned or substandard. Such loans amounted to $21.6 million, $20.0 million and $40.3 million at March 31, 2010, December 31, 2009, and March 31, 2009 respectively. The change in internally risk-rated assets at December 31, 2010 was attributable to certain loans that were downgraded during the first quarter of 2010 due mainly to a variety of changing conditions, including general economic conditions and/or conditions applicable to the specific borrowers. All such loans are currently performing. The Corporation has no foreign loans.

At March 31, 2010, other than the loans set forth above, the Corporation is not aware of any loans which present serious doubts as to the ability of its borrowers to comply with present loan repayment terms and which are expected to fall into one of the categories set forth in the tables or descriptions above.

At March 31, 2010 and December 31, 2009, the Corporation had no other real estate owned, as compared to $4.4 million at March 31, 2009.

Other Income

The following table presents the principal categories of other income for the periods indicated.

	Three Months Ended March 31, 2010
			Increase	Percentage
	2010	2009	(Decrease)	Change
	(in thousands)
Service charges, commissions and fees	$430	$449	$(19)	(4.2)%
Annuities and insurance	93	40	53	132.5
Bank-owned life insurance	264	218	46	21.1
Net securities (losses) gains	(3,344)	600	(3,944)	(657.3)
Other	108	77	31	40.3
Total other income (charges)	$(2,449)	$1,384	$(3,833)	(277.0)%

For the three month period ended March 31, 2010, total other income amounted to a net charge of $2.4 million compared to total other income of $1.4 million for the comparable quarter of 2009, primarily as a result of net investment securities losses. During the first quarter of 2010, the Corporation recorded net investment securities losses of $3.3 million as compared to net gains of $600,000 for the same period last year. Net investment securities losses in the first quarter of 2010 included $1,046,000 in net gains on the sale of securities, offset by $4.4 million in other-than-temporary impairment charges on investment securities. Excluding net investment securities losses, the Corporation recorded other income of $895,000 for the three months ended March 31, 2010, compared to $784,000 for the three months ended March 31, 2009, an increase of $111,000 or 14.2 percent, which was largely due to increases in annuities and insurance fees and bank-owned life insurance income.

Other Expense

The following table presents the principal categories of other expense for the periods indicated.

	Three Months Ended March 31,
			Increase	Percent
	2010	2009	(Decrease)	Change
	(dollars in thousands)
Salaries and employee benefits	$2,657	$2,393	$264	11.0%
Occupancy, net	670	797	(127)	(15.9)
Premises and equipment	219	321	(102)	(31.8)
FDIC insurance	618	365	253	69.3
Professional and consulting	274	212	62	29.2
Stationery and printing	84	70	14	20.0
Marketing and advertising	93	130	(37)	(28.5)
Computer expense	340	214	126	58.9
OREO expense, net	—	33	(33)	(100.0)
Repurchase agreement termination fee	594	—	594	100.0
Other	843	784	59	7.5
Total other expense	$6,392	$5,319	$1,073	20.2%

For the three months ended March 31, 2010, total other expense increased $1,073,000 or 20.2 percent, from the comparable three months ended March 31, 2009.  Other expense in 2010 was negatively impacted as a result of an increase in FDIC insurance expense and a one-time termination fee on a structured securities repurchase agreement.

Salary and employee benefit expense for the quarter ended March 31, 2010 increased $264,000 or 11.0 percent over the comparable period last year. Full-time equivalent staffing levels were 162 at March 31, 2010 compared to 160 at December 31, 2009 and March 31, 2009.

Occupancy and premises and equipment expenses for the quarter ended March 31, 2010 decreased $229,000, or 20.5 percent, from the comparable three-month period in 2009. The decrease was primarily attributable to expense reductions of $84,000 in depreciation, $109,000 in equipment & building maintenance, $18,000 in real estate taxes and $18,000 in utilities.

FDIC insurance expense increased $253,000 or 69.3% for the three months ended March 31, 2010 compared to the same period in 2009. In May 2009, the FDIC adopted a special assessment rule that assessed the banking industry 5 basis points on total assets minus tier I capital as of June 30, 2009. This was in addition to higher normal risk-based assessment rates and a new assessment associated with our election to participate in the FDIC’s Temporary Liquidity Guarantee Program.

Professional and consulting expense for the three months ended March 31, 2010 increased $62,000 or 29.2 percent compared to the comparable quarter of 2009.  The increase in expense for the period was primarily attributable to higher legal expenses in 2010.

Marketing and advertising expense for the three months ended March 31, 2010 decreased $37,000 or 28.5 percent, from the comparable period in 2009.

Computer expense for the three month period ended March 31, 2010 increased $126,000, or 58.9 percent, compared to the same quarter of 2009.  The increase was due primarily to fees paid to the Corporation’s outsourced information technology service provider. This previously announced strategic outsourcing agreement has significantly improved operating efficiencies and reduced overhead.

There was no OREO expense for the three months ended March 31, 2010, compared to $33,000 during the same three months in the prior year. The Corporation disposed of its OREO property in late 2009.

Other expense for the three months ended March 31, 2010 included a one-time termination fee of $594,000 on a structured securities repurchase agreement in the amount of $12 million. Settlement of the repurchase amount including the termination fee and $25,000 in legal fees occurred on April 1, 2010.

Miscellaneous other expense for the first quarter of 2010 totaled $843,000, an increase of $59,000 from the comparable period in 2009.

Provision for Income Taxes

For the quarter ended March 31, 2010, the Corporation recorded an income tax benefit of $1.6 million, compared with an income tax expense of $224,000 for the quarter ended March 31, 2009. The effective tax rates for the Corporation for the respective quarterly periods ended March 31, 2010 and 2009 were -122.1 percent and 21.9 percent, respectively.  The decrease in the effective tax rate for the three months ended March 31, 2010 was due to the pre-tax loss for the quarter and the recognition of a tax benefit of $853,000 pertaining to prior uncertain tax positions for 2006 and 2007.

Recent Accounting Pronouncements

Note 4 of the Notes to Consolidated Financial Statements discusses the expected impact of accounting pronouncements recently issued or proposed but not yet required to be adopted.

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

A negative gap and/or a rate sensitivity ratio less than 1 tends to expand net interest margins in a falling rate environment and reduce net interest margins in a rising rate environment. Conversely, when a positive gap occurs, generally margins expand in a rising rate environment and contract in a falling rate environment. From time to time, the Corporation may elect to deliberately mismatch liabilities and assets in a strategic gap position.

At March 31, 2010, the Corporation reflects a positive interest sensitivity gap with an interest sensitivity ratio of 1.18:1.00 at the cumulative one-year position. Based on management’s perception of interest rates remaining low through 2010, emphasis has been and is expected to continue to be placed on lowering liability costs while extending the maturities of liabilities to insulate the net interest spread from rising interest rates in the future. However, no assurance can be given that this objective will be met.

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

Liquidity is measured and monitored for the Corporation’s bank subsidiary, Union Center National Bank (the “Bank”). The Corporation reviews its net short-term mismatch. This measures the ability of the Corporation to meet obligations should access to Bank dividends be constrained. At March 31, 2010, the Parent Corporation had $2.8 million in cash and short-term investments compared to $3.2 million at December 31, 2009. Expenses at the Parent Corporation are moderate and management believes that the Parent Corporation has adequate liquidity to fund its obligations.

Certain provisions of long-term debt agreements, primarily subordinated debt, prevent the Corporation from creating liens on, disposing of or issuing voting stock of subsidiaries. As of March 31, 2010, the Corporation was in compliance with all covenants and provisions of these agreements.

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

Anticipated cash flows at March 31, 2010, projected to April 1, 2011, indicates that the Bank’s liquidity should remain strong, with an approximate projection of $335.8 million in anticipated cash flows over the next twelve months. This projection represents a forward-looking statement under the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from this projection depending upon a number of factors, including the liquidity needs of the Bank’s customers, the availability of alternative sources of liquidity and general economic conditions.

Deposits

Total deposits decreased to $792.5 million at March 31, 2010 from $813.7 million at December 31, 2009. Total non-interest-bearing deposits increased from $130.5 million at December 31, 2009 to $137.4 million at March 31, 2010, an increase of $6.9 million or 5.3 percent. Interest-bearing demand, savings and time deposits decreased a total of $28.1 million at March 31, 2010 as compared to December 31, 2009. The decrease in total deposits was primarily the result of our concerted effort to reduce our time deposits. Time certificates of deposit of $100,000 or more decreased $25.2 million as compared to year-end 2009 due to a decrease in CDARS Reciprocal deposits.

The Corporation derives a significant proportion of its liquidity from its core deposit base. Total demand deposits, savings and money market accounts of $609.6 million at March 31, 2010 increased by $12.9 million, or 2.2 percent, from December 31, 2009. At March 31, 2010, total demand deposits, savings and money market accounts were 76.9 percent of total deposits compared to 73.3 percent at year-end 2009. Alternatively, the Corporation uses a more stringent calculation for the management of its liquidity positions internally, which calculation consists of total demand, savings accounts and money market accounts (excluding money market accounts greater than $100,000 and time deposits) as a percentage of total deposits. This number decreased by $1.4 million, or 3.7 percent, from $379.3 million at December 31, 2009 to $377.9 million at March 31, 2010 and represented 47.7 percent of total deposits at March 31, 2010 as compared with 46.6 percent at December 31, 2009.

Certificates of deposit $100,000 and over decreased to 15.1 percent of total deposits at March 31, 2010 from 17.8 percent at December 31, 2009 due to a decrease in CDARS Reciprocal deposits.

Core Deposit Mix

The following table depicts the Corporation’s core deposit mix at March 31, 2010 and December 31, 2009.

	March 31, 2010		December 31, 2009		Dollar Change
	Amount	Percentage	Amount	Percentage	2010 vs. 2009
	(dollars in thousands)
Non-interest bearing demand	$137,422	36.4%	$130,518	34.4%	$6,904
Interest-bearing demand	153,968	40.7	156,738	41.3	(2,770)
Regular savings	60,667	16.1	58,240	15.4	2,427
Money market deposits under $100	25,849	6.8	33,795	8.9	(7,946)
Total core deposits	$377,906	100.0%	$379,291	100.0%	$(1,385)
Total deposits	$792,510		$813,705		$(21,195)
Core deposits to total deposits		47.7%		46.6%

Borrowings

Total borrowings amounted to $255.3 million at March 31, 2010, reflecting a decrease of $15.9 million from December 31, 2009. Overnight customer repurchase transactions covering commercial customer sweep accounts totaled $40.2 million at March 31, 2010 as compared with $46.1 million at December 31, 2009. This shift in the volume of repurchase agreements also accounted for a portion of the change in non-interest bearing commercial checking accounts during the period.

Cash Flows

The consolidated statements of cash flows present the changes in cash and cash equivalents from operating, investing and financing activities. During the three months ended March 31, 2010, cash and cash equivalents, which decreased overall by $22.3 million, were used on a net basis by investing activities in the amount of approximately $9.1 million, primarily from net purchases of investment securities. Net cash of $37.7 million was used in financing activities, primarily due to a decrease in deposits and overnight customer repurchase transactions. Net cash of $6.2 million was provided by operating activities, principally due to other-than-temporary impairment losses on securities of $4.4 million.

Stockholders’ Equity

       Total stockholders’ equity amounted to $104.6 million, or 8.81 percent of total assets, at March 31, 2010, compared to $101.7 million or 8.51 percent of total assets at December 31, 2009. Book value per common share was $6.52 at March 31, 2010, compared to $6.32 at December 31, 2009. Tangible book value (i.e., total stockholders’ equity less preferred stock, goodwill and other intangible assets) per common share was $5.35 at March 31, 2010, compared to $5.15 at December 31, 2009.

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

In July 2009, the Corporation announced that its Board of Directors had authorized a rights offering of up to approximately $11 million of common stock to its existing stockholders. In October 2009, the Corporation successfully raised approximately $11 million in its rights offering and private placement with its standby purchaser.
As a result of the successful completion of the rights offering in October 2009, the number of shares underlying the warrants held by the U.S. Treasury was reduced to 86,705 shares or 50 percent of the original 173,410 shares.

       Tangible book value per share is a non-GAAP financial measure and represents tangible stockholders’ equity (or tangible book value) calculated on a per common share basis. The Corporation believes that a disclosure of tangible book value per share may be helpful for those investors who seek to evaluate the Corporation’s book value per share without giving effect to goodwill and other intangible assets. The following table presents a reconciliation of total book value per share to tangible book value per share as of March 31, 2010 and December 31, 2009.

	March 31,	December 31,
	2010	2009
	(in thousands, except for share data)
Common shares outstanding	14,574,872	14,572,029
Stockholders’ equity	$104,603	$101,749
Less: Preferred stock	9,639	9,619
Less: Goodwill and other intangible assets	17,009	17,028
Tangible common stockholders’ equity	$77,955	$75,102
Book value per common share	$6.52	$6.32
Less: Goodwill and other intangible assets	1.17	1.17
Tangible book value per common share	$5.35	$5.15

During the three months ended March 31, 2010, the Corporation had no purchases of common stock associated with its stock buyback program. At March 31, 2010, there were 652,868 shares available for repurchase under the Corporation’s stock buyback program. As described in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2009, as amended, the Corporation is restricted from repurchasing its Common Stock while its newly issued preferred stock is held by the Treasury.

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

In October 2008, the Emergency Economic Stabilization Act of 2008 (“EESA”) was signed into law. The Act has numerous provisions designed to aid the availability of credit, the domestic economy and the financial institution industry. One facet of EESA’s implementation is the capital injection program for banks and bank holding companies offered by the U.S. Department of Treasury.

Risk-Based Capital/Leverage

Tier I Capital at March 31, 2010 (defined as tangible stockholders’ equity and Trust Preferred Capital Securities) amounted to $97.5 million, or 8.41 percent when measured as a percentage of average total assets for leverage capital purposes. At December 31, 2009, the Corporation’s Tier I Capital amounted to $98.5 million and the Tier 1 Leverage ratio was 7.73 percent. Tier I Capital excludes the effect of FASB ASC 320-10-05, which amounted to $5.3 million of net unrealized losses, after tax, on securities available-for-sale (reported as a component of accumulated other comprehensive income which is included in stockholders’ equity) and goodwill and intangible assets of $17.0 million as of March 31, 2010.

United States bank regulators have issued guidelines establishing minimum capital standards related to the level of assets and off balance-sheet exposures adjusted for credit risk. Specifically, these guidelines categorize assets and off balance-sheet items into four risk-weightings and require banking institutions to maintain a minimum ratio of capital to risk-weighted assets.

At March 31, 2010, the Corporation’s Tier 1 Risk-Based and Total Risk-Based capital ratios were 11.46 percent and 12.42 percent, respectively. These ratios were above the regulatory minimum guidelines of capital to risk-adjusted assets in effect as of March 31, 2010.

The foregoing capital ratios are based in part on specific quantitative measures of assets, liabilities and certain off-statement of condition items as calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by the bank regulators regarding capital components, risk weightings and other factors. The Comptroller of the Currency (“OCC”) has established higher minimum capital ratios for the Bank effective as of December 31, 2009: Tier 1 Risk-Based Capital of 10.0 percent, Total Risk-Based Capital of 12.0 percent and Tier 1 Leverage Capital of 8.0 percent. Similar categories apply to bank holding companies. As of March 31, 2010, management believes that each of the Bank and Center Bancorp, Inc. meet all capital adequacy requirements to which it is subject, including those established for the Bank by the OCC.

Subordinated Debentures

On December 19, 2003, Center Bancorp Statutory Trust II, a statutory business trust and wholly-owned subsidiary of Center Bancorp, Inc., issued $5.0 million of MMCapS capital securities to investors due on January 23, 2034. The trust loaned the proceeds of this offering to the Corporation and received in exchange $5.2 million of the Parent Corporation’s subordinated debentures. The subordinated debentures are redeemable in whole or part. The floating interest rate on the subordinated debentures is three-month LIBOR plus 2.85 percent and reprices quarterly. The rate at March 31, 2010 was 3.10 percent. The capital securities presently qualify as Tier I Capital.

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

This “Looking Forward” description constitutes a forward-looking statement under the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from those projected in the Corporation’s forward-looking statements due to numerous known and unknown risks and uncertainties, including the factors referred to in this quarterly report and in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2009, as amended.

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

Based on the results of the interest simulation model as of March 31, 2010, and assuming that management does not take action to alter the outcome, the Corporation would expect a decrease of 0.99 percent in net interest income if interest rates increased by 200 basis points from current rates in a gradual and parallel rate ramp over a twelve month period. As market rates had declined to historic lows, at March 31, 2010 the Corporation did not feel that modeling a further down rate scenario was realistic in the current environment.

Based on management’s perception that interest rates will continue to be volatile, projected increased levels of prepayments on the earning asset portfolio and the current level of interest rates, emphasis has been, and is expected to continue to be, placed on interest-sensitivity matching with an overall objective of improving the net interest spread and margin during 2010. However, no assurance can be given that this objective will be met.

Equity Price Risk

We are also exposed to equity price risk inherent in our portfolio of publicly traded equity securities, which had an estimated fair value of $0.4 million at March 31, 2010 and $0.3 million at December 31, 2009. We monitor our equity investments for impairment on a periodic basis. In the event that the carrying value of the equity investment exceeds its fair value, and we determine the decline in value to be other than temporary, we reduce the carrying value to its current fair value. For the three months ended March 31, 2010 and December 31, 2009, the Corporation recorded no other-than-temporary impairment charges on its equity security holdings.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

In December 2009, the Corporation took steps to terminate a participation agreement with another New Jersey bank at December 31, 2009. Under the terms of the agreement, the participation ended on December 31, 2009, and, in the Corporation’s view, the lead bank is required to repurchase the remaining balance. The lead bank questioned our enforcement of the participation agreement. Therefore, the Corporation filed suit against Highlands State Bank (“Highlands”) in the Superior Court of New Jersey, Chancery Division, in Morris County, New Jersey (Docket No. MRS-C-189-09), for the return of the outstanding principal.  Highlands has answered the complaint and filed a counterclaim.

Various causes of action are pleaded in this litigation by both parties, including claims for recovery of damages. The primary claim prosecuted by the Corporation seeks a judicial determination that the Participation Agreement executed with Highlands was properly terminated in accordance with its terms on December 31, 2009 and that Highlands is obligated to return the unpaid balance of the loan funds advanced by Union Center during its participation in the loan. The primary claim presented by Highlands is that Union Center’s participation in the loan must continue until it is ultimately retired, which will probably result in a substantial loss that it is claimed must be shared by Union Center. This litigation is in its early stages. The initial pleadings have been filed and the discovery phase will now begin.

There are no other significant pending legal proceedings involving the Corporation other than those arising out of routine operations. Based upon the information currently available, it is the opinion of management that the disposition or ultimate determination of such other claims will not have a material adverse impact on the consolidated financial position, results of operations, or liquidity of the Corporation.  This statement constitutes a forward-looking statement under the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from this statement as a result of various factors, including the uncertainties arising in proving facts within the context of the legal processes.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

As of March 31, 2010, the Corporation had purchased 1,386,863 common shares at an average cost per share of $11.44 under stock buyback programs announced in 2006 and 2007. The repurchased shares were recorded as Treasury Stock, which resulted in a decrease in stockholders’ equity. During the three months ended March 31, 2010, there were no shares repurchased.

Item 6. Exhibits

Exhibit 31.1	Certification of the Chief Executive Officer of the Corporation Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2	Certification of the Chief Financial Officer of the Corporation Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.1	Certification of the Chief Executive Officer of the Corporation Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.2	Certification of the Chief Financial Officer of the Corporation Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf, by the undersigned, thereunto duly authorized.

CENTER BANCORP, INC.
(Registrant)

By:	/s/ Anthony C. Weagley	By:	/s/ Stephen J. Mauger
	Anthony C. Weagley President and Chief Executive Officer		Stephen J. Mauger Vice President, Treasurer and Chief Financial Officer

	Date: May 10, 2010		Date: May 10, 2010