Form 10-K/A
period 2009-12-31
CENTER BANCORP INC
filed 2010-05-11
CIK 712771

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Amendment No. 3)
(Restating the previously filed Form 10-K and Amendment Nos. 1 and 2 thereto and filing certain exhibits)

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
Common Stock, no par value: 14,574,872 shares

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

This Amendment No. 3 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (the “Annual Report”) of Center Bancorp, Inc. (the “Company”, the “Corporation” or “Center”) filed with the Securities and Exchange Commission (the “SEC”) on March 16, 2010, is filed merely to restate in one document the Annual Report as previously amended by Amendment Nos. 1 and 2 to such Annual Report. No additional amendments to the Annual Report are being made. This Form 10-K/A does not reflect events occurring after the March 16, 2010 filing of our Annual Report or modify or update the disclosure contained in the Annual Report, as previously amended, in any way.

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

Item 3A. Executive Officers of the Registrant

The following table sets forth the name and age of each executive officer of the Parent Corporation, the period during which each such person has served as an officer of the Parent Corporation or the Bank and each such person’s business experience (including all positions with the Parent Corporation and the Bank) for the past five years:

Name and Age	Officer Since	Business Experience
Anthony C. Weagley Age – 48	1996 the Parent Corporation 1985 the Bank	President and Chief Executive Officer of the Parent Corporation (April 2008 – Present); President, Chief Executive Officer and Chief Financial Officer of the Parent Corporation (August 2007 – March 2008); President and Chief Executive Officer of the Bank (March 2008 – Present); President, Chief Executive Officer and Chief Financial Officer of the Bank (August 2007 – February 2008); Vice President & Treasurer of the Parent Corporation (1996 – August 2007); Senior Vice President & Cashier of the Bank (1996 – August 2007); Vice President & Cashier of the Bank (1991 – 1996)
William Boylan Age – 45	2008 the Parent Corporation 2007 the Bank	Vice President of the Parent Corporation (July 2008 – Present); Senior Vice President of the Bank (January 2008 – Present); Vice President of the Bank (December 2007 – January 2008); Senior Vice President, Northern State Bank (August 2006 – November 2007); and Senior Vice President, NVE Bank (1997 – July 2006)

Name and Age	Officer Since	Business Experience
Mark S. Cardone Age – 47	2001 the Parent Corporation 2001 the Bank	Vice President of the Parent Corporation and Senior Vice President & Branch Administrator of the Bank (2001 – Present)
Julie D’Aloia Age – 48	1999 the Parent Corporation 1998 the Bank	Vice President of the Parent Corporation (2001 – Present); Secretary of the Parent Corporation (1998 – Present); Corporate Secretary of the Parent Corporation (1998 – August 2007); Senior Vice President of the Bank (2001 – Present); Secretary of the Bank (1998 – Present); Assistant-To-The-President of the Bank (1995 – August 2007); Corporate Secretary of the Bank (1998 – August 2007)
Joseph D. Gangemi Age – 29	2008 the Parent Corporation 2004 the Bank	Executive Assistant to Chief Executive Officer, Investor Relations Officer and Corporate Secretary of the Parent Corporation and the Bank (June 2008 – Present); Executive Assistant to Chief Executive Officer and Investor Relations Officer of the Bank (January 2008 – June 2008); Executive Assistant to Chief Executive Officer of the Bank (August 2007 – January 2008); Executive Assistant to Chief Financial Officer of the Bank (August 2005 – August 2007); Finance Assistant of the Bank (November 2004 – August 2005); Teller of the Bank (February 2004 – November 2004)
Ronald Shapiro Age – 58	2008 the Parent Corporation 2007 the Bank	Vice President and Senior Lending Officer of the Parent Corporation (July 2008 – Present); Senior Vice President and Senior Lending Officer of the Bank (July 2008 – Present); Vice President of the Bank (October 2007 – July 2008); Director of Lender Services, The Schonbraun McCann Group (real estate finance consulting firm) (February 2006 – August 2007); and Director and Mid Atlantic Regional Manager of Artesia Mortgage Capital Corporation (August 2004 – December 2005)
Lori A. Wunder Age – 46	1998 the Parent Corporation 1995 the Bank	Vice President of the Parent Corporation and Senior Vice President of the Bank (1998 – Present); Vice President of the Bank (1997 – 1998); Assistant Vice President of the Bank (1996 – 1997); and Assistant Cashier of the Bank (1995 – 1996)

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

COMPARE 5-YEAR CUMULATIVE TOTAL RETURN
AMONG CENTER BANCORP INC.,
S&P COMPOSITE AND SNL MID-ATLANTIC BANK INDEX

Assumes $100 invested on January 1, 2005
Assumes dividends reinvested
Year ended December 31, 2009

COMPARISON OF CUMULATIVE TOTAL RETURN OF ONE OR MORE
COMPANIES, PEER GROUPS, INDUSTRY INDEXES AND/OR BROAD MARKETS

	Fiscal Year Ending
Company/Index/Market	12/31/2004	12/31/2005	12/31/2006	12/31/2007	12/31/2008	12/31/2009
Center Bancorp, Inc.	100.0	90.5	134.3	101.1	77.6	87.3
S&P Composite	100.0	105.7	121.9	128.5	81.3	109.8
SNL Mid-Atlantic Bank Index	100.0	101.8	122.1	92.4	50.9	53.6

Item 6. Selected Financial Data

SUMMARY OF SELECTED STATISTICAL INFORMATION AND FINANCIAL DATA

	Years Ended December 31,
	2009 (Restated)	2008	2007	2006	2005(3)
	(Dollars in Thousands, Except per Share Data)
Summary of Income
Interest income	$51,110	$49,894	$52,129	$53,325	$50,503
Interest expense	22,645	24,095	30,630	28,974	23,296
Net interest income	28,465	25,799	21,499	24,351	27,207
Provision for loan losses	4,597	1,561	350	57	—
Net interest income after provision for loan losses	23,868	24,238	21,149	24,294	27,207
Other income	3,906	2,644	4,372	633	3,836
Other expense	23,057	19,473	24,598	24,358	22,213
Income before income tax expense	4,717	7,409	923	569	8,830
Income tax expense (benefit)	946	1,567	(2,933)	(3,329)	1,184
Net income	$3,771	$5,842	$3,856	$3,898	$7,646
Net income available to common stockholders	$3,204	$5,842	$3,856	$3,898	$7,646
Statement of Financial Condition Data
Investments	$298,124	$242,714	$314,194	$381,733	$517,730
Total loans	719,606	676,203	551,669	550,414	505,826
Goodwill and other intangibles	17,028	17,110	17,204	17,312	17,437
Total assets	1,195,488	1,023,293	1,017,645	1,051,384	1,114,829
Deposits	813,705	659,537	699,070	726,771	700,601
Borrowings	269,253	268,440	218,109	206,434	293,963
Stockholders’ equity	101,749	81,713	85,278	97,613	99,489
Dividends
Cash dividends	$2,434	$4,675	$4,885	$4,808	$4,518
Dividend payout ratio	75.97%	80.02%	126.69%	123.35%	59.09%
Cash Dividends Per Share(1)
Cash dividends	$0.18	$0.36	$0.36	$0.34	$0.34
Earnings Per Share(1)
Basic	$0.24	$0.45	$0.28	$0.28	$0.60
Diluted	$0.24	$0.45	$0.28	$0.28	$0.60
Weighted Average Common Shares Outstanding(1)
Basic	13,382,614	13,048,518	13,780,504	13,959,684	12,678,614
Diluted	13,385,416	13,061,410	13,840,756	14,040,338	12,725,256
Operating Ratios
Return on average assets	0.31%	0.58%	0.38%	0.37%	0.69%
Average stockholders’ equity to average assets	7.66%	8.28%	9.33%	9.21%	7.79%
Return on average stockholders’ equity	4.02%	7.03%	4.09%	4.04%	8.91%
Return on average tangible stockholders’ equity(2)	4.91%	8.86%	5.00%	4.93%	10.34%
Book Value
Book value per common share(1)	$6.32	$6.29	$6.48	$7.02	$7.05
Tangible book value per common share(1)(2)	$5.15	$4.97	$5.17	$5.77	$5.82
Non-Financial Information
Common stockholders of record	605	640	679	717	767
Full-time equivalent staff	160	160	172	214	202

Notes to Selected Financial Data

(1)	All common share and per common share amounts have been adjusted for prior stock splits and stock dividends.

(2)	Tangible book value per common share, which is a non-GAAP financial measure, is computed by dividing stockholders’ equity less preferred stock, goodwill and other intangible assets by common shares outstanding. The following table provides certain related reconciliations between Generally Accepted Accounting Principles (“GAAP”)measures (stockholders’ equity and book value per common share) and the related non-GAAP financial measures (tangible stockholders’ equity and tangible book value per common share):

	Years Ended December 31,
	2009 (Restated)	2008	2007	2006	2005
	(Dollars in Thousands, Except per Share Data)
Common shares outstanding	14,572,029	12,991,312	13,155,784	13,910,450	14,103,209
Stockholders’ equity	$101,749	$81,713	$85,278	$97,613	$99,489
Less: Preferred Stock	9,619	—	—	—	—
Less: Goodwill and other intangible assets	17,028	17,110	17,204	17,312	17,437
Tangible Stockholders’ Equity	$75,102	$64,603	$68,074	$80,301	$82,052
Book value per common share	$6.32	$6.29	$6.48	$7.02	$7.05
Less: Goodwill and other intangible assets	1.17	1.32	1.31	1.25	1.23
Tangible Book Value per Common Share	$5.15	$4.97	$5.17	$5.77	$5.82

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

Other-Than-Temporary Impairment of Securities

Securities are evaluated on at least a quarterly basis, and more frequently when market conditions warrant such an evaluation, to determine whether a decline in their value is other-than-temporary. FASB ASC 320-10-65 (previously FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than- Temporary Investments”), clarifies the interaction of the factors that should be considered when determining whether a debt security is other-than-temporarily impaired. For debt securities, management must assess whether (a) it has the intent to sell the security and (b) it is more likely than not that it will be required to sell the security prior to its anticipated recovery. These steps are done before assessing whether the entity will recover the cost basis of the investment. Previously, this assessment required management to assert it has both the intent and the ability to hold a security for a period of time sufficient to allow for anticipated recovery in fair value to avoid recognizing an other-than-temporary impairment. This change does not affect the need to forecast recovery of the value of the security through either cash flows or market price.

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

The factors underlying the year-to-year changes in net interest income are reflected in the tables presented on pages 35 and 37, each of which have been presented on a tax-equivalent basis (assuming a 34 percent tax rate). The table on page 39 (Average Statements of Condition with Interest and Average Rates) shows the Corporation’s consolidated average balance of assets, liabilities and stockholders’ equity, the amount of income produced from interest-earning assets and the amount of expense incurred from interest-bearing liabilities, and net interest income as a percentage of average interest-earning assets.

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

	At December 31,
(Restated:)	2009	2008	2007	2006	2005
	(Dollars in Thousands)
Non-accrual loans	$11,245	$541	$3,907	$475	$387
Accruing loans past due 90 days or more	39	139	—	225	179
Total non-performing loans	11,284	680	3,907	700	566
OREO	—	3,949	501	—	—
Total non-performing assets	$11,284	$4,629	$4,408	$700	$566
Troubled debt restructured loans	$966	$93	$—	$—	$—

	At December 31,
(As previously reported:)	2009	2008	2007	2006	2005
	(Dollars in Thousands)
Non-accrual loans	$7,092	$541	$3,907	$475	$387
Accruing loans past due 90 days or more	39	139	—	225	179
Troubled debt restructuring	966	93	—	—	—
Total non-performing loans	8,097	773	3,907	700	566
OREO	—	3,949	501	—	—
Total non-performing assets	$8,097	$4,722	$4,408	$700	$566

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

Asset and Liability Management

Asset and liability management encompasses an analysis of market risk, the control of interest rate risk (interest sensitivity management) and the ongoing At December 31, 2009, the maintenance and planning of liquidity and capital. The composition of the Corporation’s statement of condition is planned and monitored by the Asset and Liability Committee (“ALCO”). In general, management’s objective is to optimize net interest income and minimize market risk and interest rate risk by monitoring these components of the statement of condition.

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

Deal Name	Single Issuer or Pooled	Class/ Tranche	Book Value	Estimated Fair Value	Gross Unrealized Gain (Loss)	Lowest Credit Rating Assigned	Number of Banks Currently Performing	Deferrals and Defaults as % of Original Collateral	Expected Deferral/ Defaults as % of Remaining Performing Collateral
	(Dollars in Thousands)
Countrywide Capital IV	Single	—	$1,769	$1,519	$(250)	BB	1	None	None
Countrywide Capital V	Single	—	2,747	2,366	(381)	BB	1	None	None
Countrywide Capital V	Single	—	250	215	(35)	BB	1	None	None
NPB Capital Trust II	Single	—	898	754	(144)	NR	1	None	None
Citigroup Cap IX	Single	—	991	736	(255)	B+	1	None	None
Citigroup Cap IX	Single	—	1,901	1,420	(481)	B+	1	None	None
Citigroup Cap XI	Single	—	245	184	(61)	B+	1	None	None
IBC Cap Fin II	Single	—	667	333	(334)	NR	1	None	None
BFC Capital Trust	Single	—	1,348	1,461	113	NR	1	None	None
BAC Capital Trust X	Single	—	2,496	2,004	(492)	BB	1	None	None
Nationsbank Cap Trust III	Single	—	1,568	1,095	(473)	BB	1	None	None
Bank of Florida Junior Sub Debt	Single	—	3,000	2,100	(900)	NR	1	None	None
ALESCO Preferred Funding VI	Pooled	C2	665	34	(631)	Ca	68	31.4%	62.4%
ALESCO Preferred Funding VII	Pooled	C1	2,041	215	(1,826)	Ca	69	22.9%	53.2%

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

At December 31, 2009 and 2008, advances from the Federal Home Loan Bank of New York (“FHLB”) amounted to $170.1 million and $170.3 million, respectively. The FHLB advances had a weighted average interest rate of 4.09 percent and 4.09 percent at December 31, 2009 and 2008, respectively. These advances are secured by pledges of FHLB stock, 1 – 4 family residential mortgages, commercial real estate mortgages

CENTER BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 — Borrowed Funds  – (continued)

and U.S. Government and Federal Agency obligations. The advances are subject to quarterly call provisions at the discretion of the FHLB and at December 31, 2009 and 2008, are contractually scheduled for repayment as follows:

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

Fair value estimates are based on existing balance sheet financial instruments, without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. For example, there are certain significant assets and liabilities that are not considered financial assets or liabilities, such as the brokerage network, deferred taxes, premises and equipment, and goodwill. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in the estimates.

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

CENTER BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 21 — Restatement of Consolidated Financial Statements

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

CENTER BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 21 — Restatement of Consolidated Financial Statements  – (continued)

	At or For the Year Ended December 31, 2009
	As Previously Reported	Reclassification	Adjustment	Restated
	(In Thousands, Except Per Share Data)
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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

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

The Company’s Board of Directors has determined that one of the members of the Audit Committee, Raymond Vanaria, constitutes an “audit committee financial expert”, as such term is defined by the SEC. As noted above, Mr. Vanaria — as well as the other members of the Audit Committee — has been determined to be “independent”.

The following table sets forth the members of the Company’s Board of Directors, their principal occupations for at least the past five years, their ages, the year in which they became a director of Center Bancorp and Union Center National Bank (“UCNB” or the “Bank”) and director positions held currently or at any time during the last five years.

Name	Occupation	Age	Director Since
Alexander A. Bol	Owner, Alexander A. Bol A.I.A. (architectural firm); Chairman of the Board of Center Bancorp and UCNB (2001 – Present)	62	1994
John J. DeLaney, Jr.	Shareholder, Lindabury, McCormick, Estabrook & Cooper, P.C. (successor to Cooper Rose & English, LLP) (law firm); Mayor of Morristown, New Jersey (1998 – 2005)	55	2006
James J. Kennedy	Managing Partner, KV Solar, LLC (energy conservation design and installation firm) (2006 – 2008); Managing Partner, KV1 Asset Management, LLC (hedge fund management company) (1998 – Present)	54	2000
Howard Kent	Member, Real Estate Equities Group, LLC (real estate investment and management business)	62	2008
Phyllis S. Klein	Partner, Donahue, Hagan, Klein, Newsome & O’Donnell, P.C. (law firm)	48	March 25, 2010
Elliot I. Kramer	Shareholder, Goldman & Kramer PC (law firm)	58	2008
Nicholas Minoia	Member, Diversified Properties, L.L.C. (full-service real estate group)	54	2009
Harold Schechter	Chief Financial Officer, Global Design Concepts, Inc. (importer and distributor of accessories and handbags) (2005 – Present)	65	2007
Lawrence B. Seidman	Manager of various investment funds; Also a director of Stonegate Bank (January 2009 – Present)	62	2007
William A. Thompson	General Manager, Uniselect USA (auto parts distributor) (2007 – Present); Vice President of Thompson & Co. (auto parts distributor)	52	1994
Raymond Vanaria	Member, Malesardi, Quackenbush, Swift & Company, LLC (accounting firm)	51	2007

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

The following table sets forth the name and age of each executive officer of Center Bancorp, the period during which each such person has served as an officer of the Company or UCNB and each such person’s business experience (including all positions with the Company and UCNB) for the past five years:

Name and Age	Officer Since	Business Experience
Anthony C. Weagley Age – 48	1996 the Company 1985 the Bank	President and Chief Executive Officer of the Company (April 2008 – Present); President, Chief Executive Officer and Chief Financial Officer of the Company (August 2007 – March 2008); President and Chief Executive Officer of the Bank (March 2008 – Present); President, Chief Executive Officer and Chief Financial Officer of the Bank (August 2007 – February 2008); Vice President & Treasurer of the Company (1996 – August 2007); Senior Vice President & Cashier of the Bank (1996 – August 2007); Vice President & Cashier of the Bank (1991 – 1996)
William Boylan Age – 45	2008 the Company 2007 the Bank	Vice President of the Company (July 2008 – Present); Senior Vice President of the Bank (January 2008 – Present); Vice President of the Bank (December 2007 – January 2008); Senior Vice President, Northern State Bank (August 2006 – November 2007); and Senior Vice President, NVE Bank (1997 – July 2006)
Mark S. Cardone Age – 47	2001 the Company 2001 the Bank	Vice President of the Company and Senior Vice President & Branch Administrator of the Bank (2001 – Present)
Julie D’Aloia Age – 48	1999 the Company 1998 the Bank	Vice President of the Company (2001 – Present); Secretary of the Company (1998 – Present); Corporate Secretary of the Company (1998 – August 2007); Senior Vice President of the Bank (2001 – Present); Secretary of the Bank (1998 – Present); Assistant-To-The-President of the Bank (1995 – August 2007); Corporate Secretary of the Bank (1998 – August 2007)
Joseph D. Gangemi Age – 29	2008 the Company 2004 the Bank	Executive Assistant to Chief Executive Officer, Investor Relations Officer and Corporate Secretary of the Company and the Bank (June 2008 – Present); Executive Assistant to Chief Executive Officer and Investor Relations Officer of the Bank (January 2008 – June 2008); Executive Assistant to Chief Executive Officer of the Bank (August 2007 – January 2008); Executive Assistant to Chief Financial Officer of the Bank (August 2005 – August 2007); Finance Assistant of the Bank (November 2004 – August 2005); Teller of the Bank (February 2004 – November 2004)
Ronald Shapiro Age – 58	2008 the Company 2007 the Bank	Vice President and Senior Lending Officer of the Company (July 2008 – Present); Senior Vice President and Senior Lending Officer of the Bank (July 2008 – Present); Vice President of the Bank (October 2007 – July 2008); Director of Lender Services, The Schonbraun McCann Group (real estate finance consulting firm) (February 2006 – August 2007); and Director and Mid Atlantic Regional Manager of Artesia Mortgage Capital Corporation (August 2004 – December 2005)

Lori A. Wunder Age – 46	1998 the Company 1995 the Bank	Vice President of the Company and Senior Vice President of the Bank (1998 – Present); Vice President of the Bank (1997 – 1998); Assistant Vice President of the Bank (1996 – 1997); and Assistant Cashier of the Bank (1995 – 1996)
Stephen J. Mauger Age – 60	2010 the Company 2010 the Bank	Vice President, Treasurer and Chief Financial Officer of the Company (March 25, 2010 – Present); Senior Vice President and Chief Financial Officer of the Bank (March 8, 2010 – Present); Executive Vice President, Chief Financial Officer and Secretary of Platinum Financial Services, Inc./Platinum Bank and Trust, N.A. (2008 – 2009); Senior Vice President, Treasurer and Chief Financial Officer of Greater Community Bancorp, Totowa, NJ (2005 – 2008); Vice President, Risk Management and Assurance, Greater Community Bancorp, Totowa, NJ (2004 – 2005)

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

Our Compensation Committee has expressed an intention not to enter into formal employment agreements with newly hired or promoted senior vice presidents. Instead, the Compensation Committee has expressed a desire to enter into non-competition agreements with new senior vice presidents. Such agreements generally provide for enhanced compensation in the event that a change in control occurs while the applicable executive officer is employed by us. We entered into a change in control agreement with Ronald Shapiro, our senior lending officer, in July 2008. See “Executive Compensation — Employment Agreements.”

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

SUMMARY COMPENSATION TABLE

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation (g)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Anthony C. Weagley, President and Chief Executive Officer of Center and UCNB from August 23, 2007 to Present; Vice President and Treasurer of Center and Sr. Vice President and Cashier of UCNB (prior periods) (Mr. Weagley continued to serve as Chief Financial Officer of Center until March 27, 2008 and as Chief Financial Officer of UCNB until February 2008)	2009	250,000	—	—	—	—	19,973	17,802	287,775
	2008	225,000	—	25,000	—	—	16,657	16,425	283,082
	2007	195,312	—	—	—	—	16,089	30,495	241,896

A. Richard Abrahamian, Vice President, Treasurer and Chief Financial Officer of Center, March 27, 2008 to February 19, 2010; Vice President and Treasurer of Center, February 19, 2008 to March 27, 2008; Senior Vice President and Chief Financial Officer of UCNB, February 19, 2008 to February 19, 2010	2009	175,100	—	—	—	—	—	8,512	183,612
	2008	148,750	10,000	—	—	10,200	—	6,300	175,250
	2007	—	—	—	—	—	—	—	—

Lori A. Wunder, Vice President of Center; Senior Vice President of UCNB	2009	132,612	—	—	—	—	14,295	4,515	151,422
	2008	128,750	—	—	—	7,725	(732)	4,622	140,365
	2007	125,000	—	—	—	—	15,674	30,540	171,214
Ronald M. Shapiro Vice President & Senior Lending Officer of Center and Senior Vice President and Senior Lending Officer of UCNB July 1, 2008 to Present; Vice President of UCNB October 15, 2007 to July 1, 2008	2009	165,856	—	—	—	50,908	—	15,113	231,877
	2008	132,500	12,500	—	—	29,361	—	6,708	181,069
	2007	22,279	—	—	—	—	—	—	22,279

William J. Boylan Vice President of Center July 31, 2008 to Present and Senior Vice President of UCNB January 15, 2008 to Present; Vice President of UCNB December 3, 2007 to January 15, 2008	2009	128,925	—	—	—	61,036	—	17,005	206,966
	2008	125,000	—	—	—	21,750	—	7,825	154,575
	2007	8,750	20,000	—	—	—	—	—	28,750

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

In the table above:

•	when we refer to “stock awards,” we are referring to the aggregate grant date fair value computed in accordance with FASB ASC Topic 718. Pursuant to Mr. Weagley’s employment agreement, he was entitled to receive shares of common stock having a value of $25,000 on December 31, 2009. As this stock award was actually awarded to Mr. Weagley in January 2010, it is not included in the table above. Also pursuant to his employment agreement, Mr. Weagley received 3,028 shares of Center Bancorp common stock on December 31, 2008 having a value of $25,000, and this amount is included under the column “Stock Awards” for 2008. This stock award was fully vested on the grant date;
•	when we refer to an “incentive plan”, we are referring to a plan that provides compensation to incentivize performance over a specified period, whether such performance is measured by reference to our financial performance, our stock price or any other performance measure (including individual performance). A “non-equity incentive plan” is an incentive plan in which benefits are not valued by reference to FAS 123R. Our AIP and our Loan Incentive Plan are non-equity incentive plans;
•	when we refer to changes in pension values in column “h” above, we are referring to the aggregate change in the present value of the Named Officer’s accumulated benefit under the Union Center National Bank Pension Plan from the measurement date used for preparing our 2006 year-end financial statements to the measurement date used for preparing our 2007 year-end financial statements (in the case of our 2007 compensation), from the measurement date used for preparing our 2007 year-end financial statements to the measurement date used for preparing our 2008 year-end financial statements (in the case of our 2008 compensation) and from the measurement date used for preparing our 2008 year-end financial statements to the measurement date used for preparing our 2009 year-end financial statements (in the case of our 2009 compensation);
•	the Named Officers did not receive any nonqualified deferred compensation earnings during 2007, 2008 or 2009; when we refer to “nonqualified deferred compensation earnings” in this table, we are referring to above-market or preferential earnings on compensation that is deferred on a basis that is not tax-qualified, such as earnings on a nonqualified defined contribution plan;

•	“all other compensation” includes the following for 2009:
•	for Mr. Weagley: $10,800 represents expense with respect to an automobile allowance; $6,250 represents matching payments that we made under our 401(k) plan; and $752 represents payment for group term-life insurance;
•	for Mr. Abrahamian: $7,200 represents expense with respect to an automobile allowance and $1,312 represents payment for group term-life insurance;
•	for Ms. Wunder: $3,986 represents matching payments that we made under our 401(k) plan and $529 represents payment for group term-life insurance;
•	for Mr. Shapiro: $7,200 represents expense with respect to an automobile allowance; $6,723 represents matching payments that we made under our 401(k) plan; and $1,190 represents payment for group term-life insurance; and
•	for Mr. Boylan: $7,200 represents expense with respect to an automobile allowance; $8,645 represents matching payments that we made under our 401(k) plan; and $1,160 represents payment for group term-life insurance.

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

Name (a)	Grant Date (b)	Estimated Future Payouts Under Non-Equity Incentive Plan Awards				All other Stock Awards: Number of Shares of Stock or Units (#) (i)	All other Option Awards: Number of Securities Underlying Options (#) (j)	Exercise or Base Price of Option Awards ($/Sh) (k)	Grant Date Fair Value of Stock and Option Awards ($)(1)
		Threshold ($) (c)	Target ($) (d)	Maximum ($) (e)
Anthony C. Weagley	—	—	75,000	105,000		—	—	—	—
A. Richard Abrahamian	—	—	35,020	49,028		—	—	—	—
Lori A. Wunder	—	—	26,522	37,131		—	—	—	—
Ronald M. Shapiro	—	—	40,000		(1)	—	—	—	—
William J. Boylan	—	—	40,000		(1)	—	—	—	—

(1)	The executive could also be entitled to a percentage overrun of additional incentive over the target, as outlined in the incentive plan document.

Outstanding Equity Awards at December 31, 2009

The following table sets forth, for each of the Named Officers, information regarding stock options and unvested stock awards outstanding at December 31, 2009. As indicated in the table, as of that date, all stock options held by the Named Officers were exercisable and all stock awards were vested.

	Option Awards		Option Exercise Price ($) (e)	Option Expiration Date (f)	Stock Awards
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Non-Exercisable (c)			Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h)
Anthony C. Weagley	4,631	0	8.97	6/20/2012
	9,595	0	10.64	10/19/2015	0
A. Richard Abrahamian	0	0	—	—	0	0
Lori A. Wunder	4,631		8.97	6/20/2012
	6,519	0	10.64	10/19/2015	0	0
Ronald M. Shapiro	0	0	—	—	0	0
William J. Boylan	0	0	—	—	0	0

In the table above, we are disclosing:

•	in column “b”, the number of shares of our common stock underlying unexercised stock options that were exercisable as of December 31, 2009; and
•	in columns “e” and “f”, respectively, the exercise price and expiration date for each stock option that was outstanding as of December 31, 2009.

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

	Option Awards		Stock Awards
Name (a)	Number of Shares Acquired on Exercise (#) (b)	Value Realized on Exercise ($) (c)	Number of Shares Acquired on Vesting (#) (d)	Value Realized on Vesting ($) (e)
Anthony C. Weagley	1,757	3,813	—	—
	1,650	3,614
	1,730	2,612
A. Richard Abrahamian	—	—	—	—
Lori A. Wunder	—	—	—	—
Ronald M. Shapiro	—	—	—	—
William J. Boylan	—	—	—	—

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

The Union Center National Bank Pension Trust — which we refer to as the “Pension Plan” — is intended to be a tax-qualified defined benefit plan under Section 401(a) of the Internal Revenue Code. The Pension Plan, which has been in effect since March 15, 1950, generally covers employees of Union Center National Bank and Center Bancorp who have attained age 21 and completed one year of service. The normal retirement (age 65) pension payable under the Pension Plan is generally equal to 44% of a participant’s highest average compensation over a 5-year period. Compensation means a participant’s W-2 wages, increased by certain reductions such as 401(k) contributions. The normal retirement benefit is proportionately reduced if a participant has less than 25 years of service at age 65. None of our Named Officers was eligible to retire with a normal retirement pension as of December 31, 2009.

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

Director Compensation

Name (a)	Fees Earned or Paid in Cash ($) (b)	Stock Awards ($) (c)	Option Awards ($) (d)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (f)	All Other Compensation ($) (g)	Total ($) (h)
Hugo Barth, III	6,533	—	5,151	—	—	11,684
Alexander Bol	40,400	—	5,151	—	—	45,551
Brenda Curtis	19,300	—	5,151	—	—	24,451
John DeLaney	19,300	—	5,151	—	—	24,451
James J. Kennedy	23,650	—	5,151	—	—	28,801
Howard Kent	28,850	—	5,151	—	—	34,001
Elliot I. Kramer	21,250	—	5,151	—	—	26,401
Nicholas Minoia	24,100	—	5,151	—	—	29,251
Harold Schechter	21,100	—	5,151	—	—	26,251
Lawrence Seidman	27,650	—	5,151	—	—	32,801
William Thompson	24,400	—	5,151	—	—	29,551
Raymond Vanaria	29,500	—	5,151	—	—	34,651

In the table above:

•	when we refer to “Fees Earned or Paid in Cash” in column “b”, we are referring to all cash fees that we paid or were accrued in 2009, including annual retainer fees, committee and/or chairmanship fees and meeting fees;
•	when we refer to “stock awards” or ”option awards”, we are referring to the aggregate grant date fair value computed in accordance with FASB ASC Topic 718;
•	the grant date fair value for each of the option awards made to our directors during 2009 was $1.48 per share; an option covering 3,473 shares of common stock was granted to each non-employee director on March 1, 2009; the options vest in 25% increments, beginning one year after the grant date;

•	the aggregate number of option awards outstanding for each director at December 31, 2009 were for Mr. Bol, 16,456 shares; Ms. Curtis, 20,673 shares; Mr. DeLaney, 10,419 shares; Mr. Kennedy, 60,563 shares; Mr. Kent, 3,473 shares; Mr. Kramer, 3,473 shares; Mr. Minoia, 0 shares; Mr. Schechter, 6,946 shares; Mr. Seidman, 6,946 shares; Mr. Thompson, 14,761 shares; and Mr. Vanaria, 6,946 shares;
•	when we refer to “Change in Pension Value and Nonqualified Deferred Compensation Earnings”, we are referring to the aggregate change in the present value of each director’s accumulated benefit under all defined benefit and actuarial plans from the measurement date used for preparing our 2008 year-end financial statements to the measurement date used for preparing our 2009 year-end financial statements; and
•	the directors did not receive any Nonqualified Deferred Compensation Earnings during 2009.

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

Date	Effect
June 1, 2004	An option covering 3,000 shares is granted; we will refer to this option as “Option A”; no shares are purchasable under Option A.
June 1, 2005	An option covering 3,000 shares is granted; we will refer to this option as (“Option B”); 750 shares are purchasable under Option A; and no shares are purchasable under Option B.
June 1, 2006	An option covering 3,000 shares is granted; we will refer to this option as “Option C”; 1,500 shares are purchasable under Option A; 750 shares are purchasable under Option B; and no shares are purchasable under Option C.
June 1, 2007	An option covering 3,000 shares is granted; we will refer to this option as “Option D”; 2,250 shares are purchasable under Option A; 1,500 shares are purchasable under Option B; 750 shares are purchasable under Option C; and no shares are purchasable under Option D.

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

The following table sets forth, for each of our directors, the number of shares of our common stock which they beneficially owned as of January 31, 2010 and their percentage of common stock ownership as of January 31, 2010:

Name	Shares of Common Stock Held Beneficially Directly and Indirectly		Percent of Shares Outstanding
Alexander A. Bol	123,827	(a)	0.85
John J. DeLaney, Jr.	9,089		0.06
James J. Kennedy	66,817		0.46
Howard Kent	134,381	(b)	0.92
Phyllis S. Klein	—		—
Elliot I. Kramer	1,989		0.01
Nicholas Minoia	10,840		0.07
Harold Schechter	9,055		0.06
Lawrence B. Seidman	3,050,198	(c)	20.93
William A. Thompson	80,922	(c)(d)	0.56
Raymond Vanaria	54,347	(c)(e)	0.37

(a)	Includes 2,342 shares owned by Mr. Bol’s spouse.
(b)	Includes 114,303 shares owned jointly with Mr. Kent’s spouse.
(c)	See the description above regarding the 13D filing made by Mr. Seidman and others. The shares reflected in the table above for Mr. Schechter and Mr. Vanaria do not include any shares other than shares directly owned by them. The shares reflected in the table for Mr. Seidman reflect all shares beneficially owned by the persons named in the 13D filing as of January 31, 2010.
(d)	Includes 13,936 shares held by Mr. Thompson’s spouse and children.
(e)	Includes 3,685 shares held by Mr. Vanaria’s spouse.

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

The following Financial Statements and Supplementary Data are filed as part of this annual report:

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Condition

Consolidated Statements of Income

Consolidated Statements of Changes in Stockholders’ Equity

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

(b)	Exhibits (numbered in accordance with Item 601 of Regulation S-K) filed herewith or incorporated by reference as part of this annual report. (Note: only Exhibit Nos. 31.1, 31.2, 32.1 and 32.2 are being filed with this Amendment No. 3.)

Exhibit No.	Description
3.1	The Registrant’s Certificate of Incorporation, including the Registrant’s Certificate of Amendment, dated January 8, 2009, is incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated January 13, 2010.
3.2	By-Laws of the Registrant is incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10K for the year ended December 31, 1998.
4.1	Warrant to Purchase up to 173,410 shares of Common Stock, dated January 9, 2009, is incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated January 13, 2010.
10.1	Letter Agreement, dated January 9, 2010, including the Securities Purchase Agreement — Standard Terms attached thereto, between the Registrant and the United States Department of the Treasury is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated January 13, 2010.
10.2	The Registrant’s 1993 Employee Stock Option Plan is incorporated by reference to Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1993.
10.3	The Registrant’s 1993 Outside Director Stock Option Plan is incorporated by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1993.
10.5	The Registrant’s Annual Incentive Plan is incorporated by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006.
10.6	Amended and restated employment agreement among the Registrant, its bank subsidiary and Anthony C. Weagley, effective as of January 1, 2008 is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 22, 2008.
10.7	Amended and restated employment agreement among the Registrant, its bank subsidiary and Lori A. Wunder, effective as of January 1, 2007 is incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 26, 2007. See also Exhibit 10.27.
10.8	A change in control agreement among the Registrant, its bank subsidiary and A. Richard Abrahamian, effective as of February 19, 2008, is incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 22, 2008.

Exhibit No.	Description
10.9	Directors’ Retirement Plan is incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998.
10.10	Center Bancorp, Inc. 1999 Stock Incentive Plan is incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999.
10.11	Registrant’s Placement Agreement dated December 12, 2003 with Sandler O’Neill & Partners, L.P. to issue and sell $5 million aggregate liquidation amount of floating rate MMCapS(SM) Securities is incorporated by reference to Exhibit 10.15 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.
10.12	Indenture dated as of December 19, 2003, between the Registrant and Wilmington Trust Company relating to $5.0 million aggregate principal amount of floating rate debentures is incorporated by reference to Exhibit 10.16 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.
10.13	Amended and restated Declaration of Trust of Center Bancorp Statutory Trust II, dated as of December 19, 2003 is incorporated by reference to Exhibit 10.17 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.
10.14	Guarantee Agreement between Registrant and Wilmington Trust Company dated as of December 19, 2003 is incorporated by reference to Exhibit 10.18 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.
10.16	Form of Waiver, executed by each of Lori A. Wunder, A. Richard Abrahamian, Ronald M. Shapiro, William J. Boylan and Anthony C. Weagley is incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated January 13, 2009.
10.17	Form of Executive Waiver Agreement, executed by each of Lori A. Wunder, A. Richard Abrahamian, Ronald M. Shapiro, William J. Boylan and Anthony C. Weagley is incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated January 13, 2009.
10.18	Registration Rights Agreement, dated September 29, 2004, relating to securities issued in a September 2004 private placement of securities, is incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated October 1, 2004.
10.19	The Registrant’s Amended and Restated 2003 Non-Employee Director Stock Option Plan, as amended and restated, is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated March 5, 2008.
10.20	Amended and restated employment agreement among the Registrant, its bank subsidiary and Julie D’Aloia, effective as of January 1, 2007, is incorporated by reference to Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006. See also Exhibit 10.25.
10.21	Amended and restated Employment Agreement among the Registrant, its bank subsidiary and Mark S. Cardone, effective as of January 1, 2007, is incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 26, 2007. See also Exhibit 10.26.
10.22	Registration Rights Agreement, dated June 30, 2005, relating to securities issued in a June 2005 private placement of securities, is incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated June 30, 2005.
10.23	Open Market Share Purchase Incentive Plan is incorporated by reference to exhibit 10.1 to registrant’s Current Report on Form 8-K dated January 26, 2006.
10.24	Deferred Compensation Plan is incorporated by reference to Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006.

Exhibit No.	Description
10.25	Amendment to Employment Agreement among the Registrant, its bank subsidiary and Julie D’Aloia, dated December 3, 2007, is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated December 20, 2007.
10.26	Amendment to Employment Agreement among the Registrant, its bank subsidiary and Mark Cardone, dated December 3, 2007, is incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated December 20, 2007.
10.27	Amendment to Employment Agreement among the Registrant, its bank subsidiary and Lori A. Wunder, dated December 3, 2007, is incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K dated December 20, 2007.
10.28	Change in Control Agreement among the Registrant, its bank subsidiary and Ronald M. Shapiro is incorporated by reference to Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008.
11.1	Statement regarding computation of per share earnings is omitted because the computation can be clearly determined from the material incorporated by reference in this Report.
12.1	Statement of Ratios of Earnings to Fixed Charges.
14.1	Code of Ethics is incorporated by reference to Exhibit 14.1 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.
21.1	Subsidiaries of the Registrant.
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Personal certification of the chief executive officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Personal certification of the chief financial officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Personal certification of the chief executive officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Personal certification of the chief financial officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Certification of Chief Executive Officer and Acting Chief Financial Officer pursuant to Section 111 (b) (4) of the Emergency Economic Stabilization Act of 2008.
99.3	Code of Conduct is incorporated by reference to Exhibit 99.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.
(c)	Financial Statement Schedules

All financial statement schedules are omitted because they are either inapplicable or not required, or because the required information is included in the Consolidated Financial Statements or notes thereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Center Bancorp, Inc. has duly caused this Amendment No. 3 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009 to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTER BANCORP, INC.
May 7, 2010	By: /s/ Anthony C. Weagley Anthony C. Weagley President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant, in the capacities described below on May 7, 2010, have signed this report below.

/s/ Alexander A. Bol* Alexander A. Bol	Chairman of the Board
/s/ John J. DeLaney, Jr.* John J. DeLaney, Jr.	Director
/s/ James J. Kennedy* James J. Kennedy	Director
/s/ Howard Kent* Howard Kent	Director
/s/ Phyllis S. Klein* Phyllis S. Klein	Director
/s/ Elliot I. Kramer* Elliot I. Kramer	Director
/s/ Nicolas Minoia* Nicholas Minoia	Director
/s/ Harold Schechter* Harold Schechter	Director
/s/ Lawrence B. Seidman* Lawrence B. Seidman	Director
/s/ William A. Thompson* William A. Thompson	Director
/s/ Raymond Vanaria* Raymond Vanaria	Director
/s/ Anthony C. Weagley Anthony C. Weagley	President and Chief Executive Officer
/s/ Stephen J. Mauger Stephen J. Mauger	Vice President, Treasurer and Chief Financial Officer

*By: /s/ Anthony C. Weagley Anthony C. Weagley Attorney-in-fact