Form 10-K/A
period 2009-12-31
CENTER BANCORP INC
filed 2010-05-21
CIK 712771

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Amendment No. 4)
(amending Items 2, 5 and 7 and  filing certain exhibits)

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Fiscal Year Ended December 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Transition Period from . to .

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
Common Stock, no par value: 14,574,832 shares

DOCUMENTS INCORPORATED BY REFERENCE
None

EXPLANATORY NOTE

This Amendment No. 4 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (the “Annual Report”) of Center Bancorp, Inc. (the “Company”, the “Corporation” or “Center”) filed with the Securities and Exchange Commission (the “SEC”) on March 16, 2010, as previously amended, is filed in order to make the following corrections in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and one correction in Note 4 of the Notes to Consolidated Financial Statements:

•	The allowance for loan losses as a percent of total non-performing loans at December 31, 2009 is 77.2 percent; the Company previously reported that percent as 72.2.
•	Average loan volume increased $70.0 million or 11.3% in 2009; the Company previously reported an increase of $70.1 million or 11.2 percent.
•
Home equity loans and secondary mortgages averaged $89.2 million in 2009, a decrease of $20.4 million or 18.6 percent compared to an average of $109.6 million in 2008; the Company previously reported that such home equity loans and secondary mortgages averaged $82.2 million in 2009, a decrease of $27.4 million or 25.0 percent compared to an average of $109.6 million in 2008.

•	Residential mortgage loans amounted to 26.6 percent of total loans at December 31, 2009; the Company previously reported that percent as 25.6.
•
The Company’s construction portfolio experienced an increase in potential problem loans from December 31, 2008 to December 31, 2009 with the addition of one new relationship of $3.6 million; the Company previously reported a decline in potential problem loans from December 31, 2008 to December 31, 2009 with an addition of one new relationship of $3.6 million offset by the removal of another relationship amounting to $4.7 million.

•
The Company’s commercial loan portfolio experienced an increase in potential problem loans from December 31, 2008 to December 31, 2009, with an addition of six lending relationships while shedding two for a net increase of $10.9 million; the Company previously reported a net increase of $12.7 million in this segment.

•
Loans to individuals averaged $773,000 in 2009, $973,000 in 2008 and $881,000 in 2007; the Company previously reported that such loans averaged $881,000 million in 2007 (the 2009 and 2008 amounts are correct as originally reported).

•
Components of the Company’s Five Year Statistical Allowance for Loan Losses table for the year ended December 31, 2008 were corrected pertaining to classification of certain charge-offs and recoveries by loan category as follows (in thousands of dollars): (i) commercial charge-offs are $444; the Company previously reported commercial charge-offs of $50; (ii) residential charge-offs are $20; the Company previously reported residential charge-offs of $414; (iii) residential recoveries are $13; the Company previously reported residential recoveries of $0; and (iv) installment recoveries are $6; the Company previously reported installment recoveries of $19.

•	Components of the Company’s Five Year Statistical Allowance for Loan Losses table for the year ended December 31, 2006 were corrected pertaining to the classification of certain charge-offs by loan category as follows (in thousands of dollars): (i) residential charge-offs are $50; the Company previously reported residential charge-offs of $0; and (ii) installment charge-offs are $29; the Company previously reported installment charge-offs of $79.
•
In Note 4 of the Notes to Consolidated Financial Statements (Investment Securities), the Company’s other-than-temporary impairment charge of $2.460 million for the twelve months ended December 31, 2009 represents 78.7 percent of the par amount of $3.1 million; the Company previously reported that percent as 79.7.

•
With respect to concentrations of credit within the Company’s loan portfolio at December 31, 2009, $22.8 million of the commercial loan portfolio represented outstanding working capital loans to various real estate developers, and all but $8.9 million of these loans are secured by mortgages on land and on buildings under construction; the Company previously reported $22.6 million of the commercial loan portfolio represented outstanding working capital loans to various real estate developers, and all but $8.0 million of these loans are secured by mortgages on land and on buildings under construction.

•
Based on anticipated cash flows at December 31, 2009 projected to December 31, 2010, the Company projected the Bank’s liquidity at approximately $432.0 million over the next twelve months; the Company previously reported a projection of the Bank’s liquidity at approximately $367.1 million.

•	The Company’s core deposits increased $166.4 million for the year ended December 31, 2009; the Company previously reported core deposits decreased $166.4 million.
•	The Company’s core deposits were 65.2% of total deposits at December 31, 2008; the Company previously reported core deposits were 66.6% of total deposits at December 31, 2008.

This Amendment No. 4 also contains changes to Item 2, Properties, to describe in greater detail the Company’s facilities, and Item 5, Market for the Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities, to include sales prices for 2008 (rather than bid prices).

Except as described above, no other amendments are being made to the Annual Report.  This Form 10-K/A4 does not reflect events occurring after the March 16, 2010 filing of our Annual Report or modify or update the disclosure contained in the Annual Report, as previously amended, in any way other than as required to reflect the amendments discussed above and contained herein.

CENTER BANCORP, INC.

TABLE OF CONTENTS

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

 Item 1B. Unresolved Staff Comments

None.

 Item 2. Properties

The Bank’s operations are located at eight branch offices in Union County, New Jersey, consisting of four sites in Union Township, one in Springfield Township, one in Berkeley Heights, one in Vauxhall and one in Summit, New Jersey. The Bank also has three branch offices in Morris County, New Jersey, consisting of one site in Madison, one site in Boonton/Mountain Lakes, and one site in Morristown, New Jersey. The Bank also operates a Drive In/Walk Up located at 2022 Stowe Street, Union, New Jersey, adjacent to a part of the Center Office facility, and an Autobanking Center located at Bonnel Court, Union, New Jersey.  The principal office is located at 2455 Morris Avenue, Union, New Jersey. The principal office is a two story building constructed in 1993. On October 9, 2004, the Bank opened a 19,555 square foot office facility on Springfield Road in Union, New Jersey, which serves as the Bank’s Operations and Data Center. On February 27, 2008, the Corporation signed an agreement to lease premises at 105 North Avenue, Cranford, New Jersey to be used to construct a full service branch facility. Subsequently, the Corporation has notified the landlord that it wanted to terminate the commitment and completed the termination in the first quarter of 2009.

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

The Bank also has three off-site ATM locations. Two are located at the Chatham and Madison New Jersey Transit train stations and one is located at the Boys and Girls Club of Union, 1050 Jeanette Avenue, Union, New Jersey.

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
Vice President of the Parent Corporation (2001 – Present); Secretary of the Parent Corporation (1998 – Present); Corporate Secretary of the Parent Corporation (1998 – August 2007); Senior Vice President of the Bank (2001 –Present); Secretary of the Bank (1998 – Present); Assistant-To-The-President of the Bank (1995 – August 2007); Corporate Secretary of the Bank (1998 –August 2007)

Joseph D. Gangemi Age – 29	2008 the Parent Corporation 2004 the Bank
Executive Assistant to Chief Executive Officer, Investor Relations Officer and Corporate Secretary of the Parent Corporation and the Bank (June 2008 – Present); Executive Assistant to Chief Executive Officer and Investor Relations Officer of the Bank (January 2008 – June 2008); Executive Assistant to Chief Executive Officer of the Bank (August 2007 – January 2008); Executive Assistant to Chief Financial Officer of the Bank (August 2005 –August 2007); Finance Assistant of the Bank (November 2004 – August 2005); Teller of the Bank (February 2004 – November 2004)

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

The following table sets forth the high and low sales prices, and the dividends declared, on a share of the Corporation’s common stock for the years ended December 31, 2009 and 2008. All amounts are adjusted for prior stock splits and stock dividends.
	Common Stock Price				Common Dividends Declared
	2009		2008
	High	Low	High	Low	2009	2008
Fourth Quarter	$9.20	$7.36	$10.20	$7.47	$0.0300	$0.0900
Third Quarter	10.16	7.53	11.00	8.44	0.0300	0.0900
Second Quarter	9.15	6.88	10.43	8.30	0.0300	0.0900
First Quarter	8.50	6.43	11.40	9.95	0.0900	0.0900
Total					$0.1800	$0.3600

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
	(Restated)
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

At December 31, 2009, the total allowance for loan losses amounted to approximately $8.7 million, or 1.21 percent of total loans. The allowance for loan losses as a percent of total non-performing loans amounted to 77.2 percent at December 31, 2009 and 919.7 percent at December 31, 2008. This decrease in the ratio from December 31, 2008 to December 31, 2009 was due to the previously mentioned increase in non-performing loans.

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

Net Interest Income

The following table presents the components of net interest income on a tax-equivalent basis for the past three years.

	2009			2008			2007
	Amount	Increase (Decrease) from Prior Year	Percentage Change	Amount	Increase (Decrease) from Prior Year	Percentage Change	Amount	Increase (Decrease) from Prior Year	Percentage Change
	(dollars in thousands)
Interest income:
Investments	$14,226	$(179)	(1.24)	$14,405	$(4,850)	(25.19)	$19,255	$(3,215)	(14.31)
Loans, including fees	36,751	641	1.78	36,110	2,583	7.70	33,527	1,528	4.78
Federal funds sold and securities purchased under agreements to resell	—	(113)	(100.00)	113	(491)	(81.29)	604	57	10.42
Restricted investment in bank stocks	643	49	8.25	594	45	8.20	549	42	8.28
Total interest income	51,620	398	0.78	51,222	(2,713)	(5.03)	53,935	(1,588)	(2.86)
Interest expense:
Deposits	12,308	(979)	(7.37)	13,287	(7,548)	(36.23)	20,835	2,830	15.72
Borrowings	10,337	(471)	(4.36)	10,808	1,013	10.34	9,795	(1,174)	(10.70)
Total interest expense	22,645	(1,450)	(6.02)	24,095	(6,535)	(21.34)	30,630	1,656	5.72
Net interest income on a fully tax-equivalent basis	28,975	1,848	6.81	27,127	3,822	16.40	23,305	(3,244)	(12.22)
Tax-equivalent adjustment	(510)	818	(61.60)	(1,328)	478	(26.47)	(1,806)	392	(17.83)
Net interest income	$28,465	$2,666	10.33	$25,799	$4,300	20.00	$21,499	$(2,852)	(11.71)

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

The factors underlying the year-to-year changes in net interest income are reflected in the tables presented on pages 35 and 37 , each of which have been presented on a tax-equivalent basis (assuming a 34 percent tax rate). The table on page 39 (Average Statements of Condition with Interest and Average Rates) shows the Corporation’s consolidated average balance of assets, liabilities and stockholders’ equity, the amount of income produced from interest-earning assets and the amount of expense incurred from interest-bearing liabilities, and net interest income as a percentage of average interest-earning assets.

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
	(in thousands)
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
	(in thousands)
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

Total average loan volume increased $70.0 million or 11.3 percent in 2009, while the portfolio yield decreased by 49 basis points compared with 2008. The increased total average loan volume was due primarily to increased repeat customer activity and new lending relationships. The volume related factors during the period contributed increased revenue of $3.9 million, while the rate related changes decreased revenue by $3.2 million. Total average loan volume increased to $692.6 million with a net interest yield of 5.31 percent, compared to $622.5 million with a yield of 5.80 percent for the year ended December 31, 2008. The Corporation seeks to create growth in commercial lending by offering products and competitive pricing and by capitalizing on new and existing relationships in its market area. Products are offered to meet the financial requirements of the Corporation’s clients. It is the objective of the Corporation’s credit policies to diversify the commercial loan portfolio to limit concentrations in any single industry.

The following table presents information regarding the components of the Corporation’s loan portfolio on the dates indicated.

	December 31,
	2009 (Restated)	2008	2007	2006	2005
	(in thousands)
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

Loans to individuals include personal loans, student loans, and home improvement loans, as well as financing for automobiles and other vehicles. Such loans averaged $773,000 in 2009, compared with $973,000 in 2008 and $881,000 in 2007. The decrease in loans to individuals during 2009 was due in part to decreases in volumes of new personal loans (single-pay).

Home equity loans, inclusive of home equity lines, as well as traditional secondary mortgage loans, have become popular with consumers due to their tax advantages over other forms of consumer borrowing. Home equity loans and secondary mortgages averaged $89.2 million in 2009, a decrease of $20.4 million or 18.6 percent compared to an average of $109.6 million in 2008 and $111.4 million in 2007. Interest rates on floating rate home equity lines are generally tied to the prime rate while most other loans to individuals, including fixed rate home equity loans, are medium-term (ranging between one-to-ten years) and carry fixed interest rates. The decrease in home equity loans outstanding during 2009 was due in part to the recent slowdown in the housing market and lower consumer spending. Additionally, floating rate home equity lines and close-end fixed rate home equity loans became less attractive during 2009 as consumers took advantage of historically low interest rates or opted to take advantage of converting these loan balances into fixed rate loan products.

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

	Years Ended December 31,
	2009 (Restated)	2008	2007	2006	2005
	(dollars in thousands)
Average loans outstanding	$692,562	$622,533	$541,297	$522,352	$454,372
Total loans at end of period	$719,606	$676,203	$551,669	$550,414	$505,826
Analysis of the Allowance for Loan Losses
Balance at the beginning of year	$6,254	$5,163	$4,960	$4,937	$3,781
Charge-offs:
Commercial	2,122	444	45	—	49
Residential	4	20	80	50	—
Installment	26	35	31	29	33
Total charge-offs	2,152	499	156	79	82
Recoveries:
Commercial	2	10	2	19	—
Residential	4	13	—	—	—
Installment	6	6	7	26	28
Total recoveries	12	29	9	45	28
Net charge-offs	2,140	470	147	34	54
Addition of Red Oak Bank’s allowance	—	—	—	—	1,210
Provision for loan losses	4,597	1,561	350	57	—
Balance at end of year	$8,711	$6,254	$5,163	$4,960	$4,937
Ratio of net charge-offs during the year to average loans outstanding during the year	0.31%	0.08%	0.03%	0.01%	0.01%
Allowance for loan losses as a percentage of total loans at end of year	1.21%	0.92%	0.94%	0.90%	0.98%

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

The table below shows, for three types of loans, the amounts of the allowance allocable to such loans and the percentage of such loans to total loans.

	Commercial		Residential Mortgage		Installment		Unallocated
	Amount of Allowance	Loans to Total Loans %	Amount of Allowance	Loans to Total Loans %	Amount of Allowance	Loans to Total Loans %	Amount of Allowance	Total
	(dollars in thousands)
2009 (Restated)	$7,314	73.3	$1,242	26.6	$56	0.1	$99	$8,711
2008	5,473	64.2	651	35.6	60	0.2	70	6,254
2007	4,167	51.6	727	48.3	49	0.1	220	5,163
2006	3,972	50.9	707	49.0	45	0.1	236	4,960
2005	3,453	48.2	594	51.6	55	0.2	835	4,937

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
	(in thousands)
Non-accrual loans	$11,245	$541	$3,907	$475	$387
Accruing loans past due 90 days or more	39	139	—	225	179
Total non-performing loans	11,284	680	3,907	700	566
OREO	—	3,949	501	—	—
Total non-performing assets	$11,284	$4,629	$4,408	$700	$566
Troubled debt restructured loans	$966	$93	$—	$—	$—

	At December 31,
(As previously reported:)	2009	2008	2007	2006	2005
	(in thousands)
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
	(in thousands)
Commercial	$—	$—	$—	$225	$179
Residential	39	139	—	—	—
Installment	—	—	—	—	—
Total accruing loans 90 days or more past due	$39	$139	$—	$225	$179

Other known “potential problem loans” (as defined by SEC regulations) as of December 31, 2009 have been identified and internally risk rated as assets especially mentioned or substandard. Such loans amounted to $20,048,000, $9,401,000 and $5,776,000 at December 31, 2009, 2008 and 2007, respectively. The increase at December 31, 2009 reflects continued deterioration in the quality of certain loans. The risk rating of assets is a dynamic environment wherein through on-going examination certain assets may be downgraded or upgraded as circumstances warrant. The Corporation’s construction portfolio experienced an increase in potential problem loans from December 31, 2008 to December 31, 2009 with the addition of one new relationship of $3.6 million. The Corporation’s commercial portfolio experienced an increase in potential problem loans with the addition of six lending relationships while shedding two for a net increase of $10.9 million in this segment. This increase was mitigated somewhat by principal payments made on many of these accounts. All such loans are currently performing. The Corporation has no foreign loans.

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

With respect to concentrations of credit within the Corporation’s loan portfolio at December 31, 2009, $22.8 million of the commercial loan portfolio or 4.3 percent of $528.0 million, represented outstanding working capital loans to various real estate developers. All but $8.9 million of these loans are secured by mortgages on land and on buildings under construction.

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

Based on anticipated cash flows at December 31, 2009 projected to December 31, 2010, the Corporation believes that the Bank’s liquidity should remain strong, with an approximate projection of $432.0 million in anticipated cash flows over the next twelve months. This projection represents a forward-looking statement under the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from this projection depending upon a number of factors, including the liquidity needs of the Bank’s customers, the availability of sources of liquidity and general economic conditions.

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

The Corporation derives a significant proportion of its liquidity from its core deposit base. For the year ended December 31, 2009, core deposits, comprised of total demand deposits, savings and money market accounts, increased by $166.4 million or 38.7 percent from December 31, 2008 to $596.7 million. At December 31, 2009, core deposits were 73.3 percent of total deposits compared to 65.2 percent at year-end 2008. Alternatively, the Corporation uses a more stringent calculation for the management of its liquidity positions internally which consists of total demand and savings accounts (excluding money market accounts greater than $100,000) and excludes time deposits as part of core deposits as a percentage of total deposits. This number represented 46.6 percent of total deposits at December 31, 2009 as compared with 53.0 percent at December 31, 2008. The Corporation expects its deposit gathering efforts to remain strong, supported in part by the recent actions by the FDIC in temporarily raising the deposit insurance limits. The Corporation is a participant in the FDIC’s Transaction Account Guarantee Program. Under this program, all non-interest bearing deposit transaction accounts are fully guaranteed by the FDIC, regardless of dollar amount, through June 30, 2010.

The following table depicts the Corporation’s core deposit mix at December 31, 2009 and 2008.

	December 31,				Net Change
	2009		2008		Volume
	Amount	Percentage	Amount	Percentage	2009 vs. 2008
	(dollars in thousands)
Demand Deposits	$130,518	34.4%	$113,319	32.4%	$17,199
Interest-Bearing Demand	156,738	41.3	139,349	39.9	17,389
Regular Savings	58,240	15.4	56,431	16.1	1,809
Money Market Deposits under $100	33,795	8.9	40,419	11.6	(6,624)
Total core deposits	$379,291	100.0%	$349,518	100.0%	$29,773
Total deposits	$813,705		$659,537		$154,168
Core deposits to total deposits		46.61%		52.99%

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

	Total	Less Than 1 Year	1 – 3 Years	4 – 5 Years	More Than 5 Years
	(in thousands)
Contractual Obligations
Operating lease obligations	$7,714	$592	$1,232	$1,033	$4,857
Total contracted cost obligations	$7,714	$592	$1,232	$1,033	$4,857
Other Long-term Liabilities/Long-term Debt
Time Deposits	$224,974	$213,400	$11,213	$361	$—
Federal Home Loan Bank advances and repurchase agreements	269,253	86,253	22,000	5,000	156,000
Subordinated debentures	5,155	5,155	—	—	—
Total Other Long-term Liabilities/Long-term Debt	$499,382	$304,808	$33,213	$5,361	$156,000
Other Commercial Commitments – Off Balance Sheet
Commitments under commercial loans and lines of credit	$70,076	$70,076	$—	$—	$—
Home equity and other revolving lines of credit	54,572	54,572	—	—	—
Outstanding commercial mortgage loan commitments	33,659	20,596	13,063	—	—
Standby letters of credit	1,676	1,676	—	—	—
Performance letters of credit	11,466	11,466	—	—	—
Outstanding residential mortgage loan commitments	4,153	4,153	—	—	—
Overdraft protection lines	5,058	5,058	—	—	—
Other consumer	11	11	—	—	—
Total off balance sheet arrangements and contractual obligations	$180,671	$167,608	$13,063	$—	$—
Total contractual obligations and other commitments	$687,767	$473,008	$47,508	$6,394	$160,857

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

/s/ ParenteBeard LLC

ParenteBeard LLC
Reading, Pennsylvania
March 16, 2010 (except for Note 21, as to which the date is May 3, 2010)

CENTER BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CONDITION

	December 31,
(in thousands, except share data)	2009 (Restated)	2008

ASSETS
Cash and due from banks	$89,168	$15,031
Investment securities available-for-sale	298,124	242,714
Loans	719,606	676,203
Less: Allowance for loan losses	8,711	6,254
Net loans	710,895	669,949
Restricted investment in bank stocks, at cost	10,672	10,230
Premises and equipment, net	17,860	18,488
Accrued interest receivable	4,033	4,154
Bank-owned life insurance	26,304	22,938
Other real estate owned	—	3,949
Goodwill and other intangible assets	17,028	17,110
Prepaid FDIC assessment	5,374	—
Other assets	16,030	18,730
Total assets	$1,195,488	$1,023,293
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non interest-bearing	$130,518	$113,319
Interest-bearing:
Time deposits $100 and over	144,802	100,493
Interest-bearing transaction, savings and time deposits $100 and less	538,385	445,725
Total deposits	813,705	659,537
Short-term borrowings	46,109	45,143
Long-term borrowings	223,144	223,297
Subordinated debentures	5,155	5,155
Accounts payable and accrued liabilities	5,626	8,448
Total liabilities	1,093,739	941,580
Stockholders’ Equity:
Preferred Stock, $1,000 liquidation value per share:
Authorized 5,000,000 shares; issued 10,000 shares in 2009 and none in 2008	9,619	—
Common stock, no par value:
Authorized 20,000,000 shares; issued 16,762,412 shares in 2009 and 15,190,984 in 2008; outstanding 14,572,029 shares in 2009 and 12,991,312 in 2008	97,908	86,908
Additional paid-in capital	5,650	5,204
Retained earnings	17,068	16,309
Treasury stock, at cost (2,190,383 in 2009 and 2,199,672 shares in 2008)	(17,720)	(17,796)
Accumulated other comprehensive loss	(10,776)	(8,912)
Total stockholders’ equity	101,749	81,713
Total liabilities and stockholders’ equity	$1,195,488	$1,023,293

See the accompanying notes to the consolidated financial statements.

CENTER BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except share data)	Years Ended December 31,
	2009 (Restated)	2008	2007
Interest income:
Interest and fees on loans	$36,751	$36,110	$33,527
Interest and dividends on investment securities:
Taxable interest income	12,727	10,353	13,585
Non-taxable interest income	989	2,547	3,171
Dividends	643	771	1,242
Interest on federal funds sold and securities purchased under agreements to resell	—	113	604
Total interest income	51,110	49,894	52,129
Interest expense:
Interest on certificates of deposit $100 and over	3,551	2,411	3,964
Interest on other deposits	8,757	10,876	16,871
Interest on short-term borrowings	449	1,295	1,948
Interest on long-term borrowings	9,888	9,513	7,847
Total interest expense	22,645	24,095	30,630
Net interest income	28,465	25,799	21,499
Provision for loan losses	4,597	1,561	350
Net interest income, after provision for loan losses	23,868	24,238	21,149
Other income:
Service charges, commissions and fees	1,835	2,015	1,824
Annuity and insurance	126	112	298
Bank-owned life insurance	1,156	1,203	893
Other	298	420	457
Total other-than-temporary impairment losses	(9,066)	(1,761)	—
Less: Portion of loss recognized in other comprehensive income (before taxes)	4,828	—	—
Net other-than-temporary impairment losses	(4,238)	(1,761)	—
Net gains on sale on investment securities	4,729	655	900
Net investment securities gains (losses)	491	(1,106)	900
Total other income	3,906	2,644	4,372
Other expense:
Salaries and employee benefits	9,915	8,505	11,436
Occupancy, net	2,536	3,279	2,843
Premises and equipment	1,263	1,436	1,777
FDIC Insurance	2,055	217	86
Professional and consulting	811	703	2,139
Stationery and printing	339	397	465
Marketing and advertising	366	637	603
Computer expense	964	834	614
OREO expense, net	1,438	31	110
Other	3,370	3,434	4,525
Total other expense	23,057	19,473	24,598
Income before income tax expense (benefit)	4,717	7,409	923
Income tax expense (benefit)	946	1,567	(2,933)
Net income	3,771	5,842	3,856
Preferred stock dividends and accretion	567	—	—
Net income available to common stockholders	$3,204	$5,842	$3,856
Earnings per common share:
Basic	$0.24	$0.45	$0.28
Diluted	$0.24	$0.45	$0.28
Weighted average common shares outstanding:
Basic	13,382,614	13,048,518	13,780,504
Diluted	13,385,416	13,061,410	13,840,756

See the accompanying notes to the consolidated financial statements.

CENTER BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Years Ended December 31, 2009, 2008 and 2007
	Preferred Stock	Common Stock	Additional Paid In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	(in thousands, except share data)
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
	(in thousands)
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
	(in thousands, except per share data)
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
	(in thousands)
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

	Available-for-Sale Securities
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
	(in thousands)
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

At December 31, 2009, excess subordination as a percentage of remaining performing collateral for the ALESCO Preferred Funding VI and VII investments were -31.1 percent and -21.0 percent, respectively. Excess subordination is the amount of performing collateral above the amount of outstanding collateral underlying each class of the security. The Expected Deferral/Defaults as a Percent of Remaining Performing Collateral reflects the difference between the performing collateral and the collateral underlying each security divided by the performing collateral. A negative number results when the paying collateral is less than the collateral underlying each class of the security. A low or negative number decreases the likelihood of full repayment of principal and interest accordingly to original contractual terms.

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

CENTER BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 — Investment Securities  – (continued)

One of the Pooled TRUPS has incurred its third interruption of cash flow payments to date. Management reviewed the expected cash flow analysis and credit support to determine if it was probable that all principal and interest would be repaid, and recorded a $1.060 million other-than-temporary impairment charge for the three months ended December 31, 2009 and $2.460 million for the twelve months ended December 31, 2009, which represents 78.7 percent of the par amount of $3.1 million. The new cost basis for this security has been written down to $665,000. The other Pooled TRUP incurred its first interruption of cash flow payment in the fourth quarter of 2009. Management determined that an other-than-temporary impairment exists on this security as well and recorded a $973,000 charge during the fourth quarter of 2009, which represents 32.3 percent of the par amount of $3.0 million. The new cost basis for this security has been written down to $2.0 million.

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

(in thousands)
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
	(in thousands)
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
	(in thousands)
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

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in thousands)
As of December 31, 2009:
Core deposits	$703	$(479)	$224
Total intangible assets	$703	$(479)	$224
As of December 31, 2008:
Core deposits	$703	$(397)	$306
Total intangible assets	$703	$(397)	$306
As of December 31, 2007:
Core deposits	$703	$(303)	$400
Total intangible assets	$703	$(303)	$400

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
(in thousands)
Due in one year or less	$141,827
Due in 2011	2,119
Due in 2012	753
Due in 2013	103
Total certificates of deposit $100 or more	$144,802

Note 9 — Borrowed Funds

Short-term borrowings at December 31, 2009 and 2008 consisted of the following:

	2009	2008
	(in thousands)
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
	(in thousands)
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

At December 31, 2009 and 2008, advances from the Federal Home Loan Bank of New York (“FHLB”) amounted to $170.1 million and $170.3 million, respectively. The FHLB advances had a weighted average interest rate of 4.09 percent and 4.09 percent at December 31, 2009 and 2008, respectively. These advances are secured by pledges of FHLB stock, 1 – 4 family residential mortgages, commercial real estate mortgages and U.S. Government and Federal Agency obligations. The advances are subject to quarterly call provisions at the discretion of the FHLB and at December 31, 2009 and 2008, are contractually scheduled for repayment as follows:

CENTER BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 — Borrowed Funds  – (continued)

	December 31,
	2009	2008
	(in thousands)
2010	$40,144	$40,297
2011	10,000	10,000
2013	5,000	5,000
2016	20,000	20,000
2017	55,000	55,000
2018	40,000	40,000
Total	$170,144	$170,297

The securities sold under repurchase agreements to other counterparties included in long-term debt totaled $53.0 million at December 31, 2009 and $53.0 million at December 31, 2008. The weighted average rate at December 31, 2009 and 2008 was 5.23 percent and 4.54 percent, respectively. The schedule for contractual repayment is as follows:

	2009	2008
	(in thousands)
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

CENTER BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11 — Income Taxes

The current and deferred amounts of income tax expense (benefit) for the years ended December 31, 2009, 2008 and 2007, respectively, are as follows:

	December 31,
	2009 (Restated)	2008	2007
	(in thousands)
Current:
Federal	$(19)	$104	$1,693
State	146	242	313
Subtotal	127	346	2,006
Deferred:
Federal	824	1,184	(3,731)
State	(5)	37	(1,208)
Subtotal	819	1,221	(4,939)
Income tax expense (benefit)	$946	$1,567	$(2,933)

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

	December 31,
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

CENTER BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11 — Income Taxes  – (continued)

The tax effects of temporary differences that give rise to significant portions of the deferred tax asset and deferred tax liability at December 31, 2009 and 2008 are presented below:

	December 31,
	2009 (Restated)	2008
	(in thousands)
Deferred tax assets:
Impaired assets	$1,661	$676
Allowance for loan losses	3,296	2,314
Employee benefit plans	54	165
Unrealized loss on securities available-for-sale and tax benefits related to adoption of FASB ASC 715-10 (previously known as FASB No. 158)	7,088	5,800
Other	507	406
Federal NOL and AMT credits	4,777	7,426
State NOL and AMA credits	1,866	2,152
Total deferred tax assets	$19,249	$18,939
Deferred tax liabilities:
Depreciation	$243	$235
Market discount accretion	61	108
Deferred loan costs, net of fees	502	581
Purchase accounting	89	130
Total deferred tax liabilities	895	1,054
Net deferred tax asset	$18,354	$17,885

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

The following table provides a summary of financial instruments with off-balance sheet risk at December 31, 2009 and 2008:

	December 31,
	2009	2008
	(in thousands)
Commitments under commercial loans and lines of credit	$70,076	$71,271
Home equity and other revolving lines of credit	54,572	61,886
Outstanding commercial mortgage loan commitments	33,659	31,831
Standby letters of credit	1,676	2,357
Performance letters of credit	11,466	13,745
Outstanding residential mortgage loan commitments	4,153	1,588
Overdraft protection lines	5,058	4,480
Other consumer	11	36
Total	$180,671	$187,194

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

CENTER BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14 — Comprehensive Income  – (continued)

The components of other comprehensive income (loss), net of taxes, were as follows for the following fiscal years ended December 31:

	Years Ended December 31,
	2009	2008	2007
	(in thousands)
Unrealized losses on debt securities for which a portion of the impairment has been recognized in income	$(1,830)	$—	$—
Reclassification adjustments of OTTI losses included in income	(4,238)	—	—
Unrealized losses on other available for sale securities	(1,979)	(3,328)	(4,079)
Reclassification adjustment for net gain/(loss) arising during this period	4,729	655	312
Net unrealized losses	(3,318)	(2,673)	(3,767)
Tax effect	1,354	1,584	1,163
Net of tax amount	(1,964)	(1,089)	(2,604)
Change in minimum pension liability	25	—	—
Tax effect	(10)	—	—
Net of tax amount	15	—	—
Net actuarial gains (losses)	142	(3,332)	(583)
Tax effect	(57)	1,333	233
Net of tax amount	85	(1,999)	(350)
Change in pension plan – curtailment	—	—	1,353
Tax effect	—	—	(541)
Net of tax amount	—	—	812
Market value adjustment on securities transferred from held-to-maturity to available-for-sale	—	—	(459)
Tax effect	—	—	187
Net of tax amount	—	—	(272)
Other comprehensive loss, net of tax	$(1,864)	$(3,088)	$(2,414)

Accumulated other comprehensive loss at December 31, 2009 and 2008 consisted of the following:

	December 31,
	2009	2008
	(in thousands)
Investment securities available-for-sale, net of tax	$(8,428)	$(6,464)
Defined benefit pension and post-retirement plans, net of tax	(2,348)	(2,448)
Total	$(10,776)	$(8,912)

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
	(in thousands)
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
	(in thousands)
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
Weighted average assumptions used to determine benefit obligation at December 31:
Discount rate	6.25%	6.25%	6.25%
Rate of compensation increase	N/A	N/A	N/A
Weighted average assumptions used to determine net periodic benefit cost for years ended December 31:
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

The general investment policy of the Pension Trust is for the fund to experience growth in assets that will allow the market value to exceed the value of benefit obligations over time. Appropriate diversification on a total fund basis is achieved by following an allowable range of commitment within asset category, as follows:

	Range	Target
Equity securities	36–52%	44%
Debt and/or fixed income securities	38–54%	46%
International equity	N/A	N/A
Short term	N/A	N/A
Other	7–14%	10%

The fair value of the Corporation’s pension plan assets at December 31, 2009, by asset category, are as follows:

		Fair Value Measurements at Reporting Date Using
	December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Cash	$1,020	$1,020	$—	$—
Equity decurities:
U.S. companies	1,327	1,327	—	—
International companies	1,163	1,163	—	—
U.S. Treasury securities	2,301	2,301	—	—
Corporate bonds	340	340	—	—
Commodities	170	170	—	—
Hedge funds	331	—	—	331
Total	$6,652	$6,321	$—	$331

CENTER BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15 — Pension and Other Benefits  – (continued)

The following table presents the changes in pension plan asset with significant unobservable inputs (Level 3) for the year ended December 31:

2009
(in thousands)
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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

For financial assets and liabilities measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2009 and December 31, 2008 are as follows:

		Fair Value Measurements at Reporting Date Using
	December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Financial Instruments Measured at Fair Value on a Recurring Basis:
U.S. Treasury & agency securities	$2,089	$2,089	$—	$—
Federal agency obligations	214,585	55,470	159,115	—
Obligations of U.S. states and political subdivisions	19,281	—	19,281	—
Trust preferred securities	26,715	—	24,366	2,349
Other debt securities	29,921	7,248	22,673	—
Equity securities	5,533	5,533	—	—
Securities available-for-sale	$298,124	$70,340	$225,435	$2,349

CENTER BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 18 — Fair Value Measurements and Fair Value of Financial Instruments  – (continued)

		Fair Value Measurements at Reporting Date Using
	December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Financial Instruments Measured at Fair Value on a Recurring Basis:
U.S. Treasury & agency securities	$100	$100	$—	$—
Federal agency obligations	82,797	—	82,797	—
Obligations of U.S. states and political subdivisions	52,094	2,190	49,904	—
Trust preferred securities	31,771	—	14,713	17,058
Other debt securities	59,362	3,816	49,050	6,496
Equity securities	16,590	16,590	—	—
Securities available-for-sale	$242,714	$22,696	$196,464	$23,554

The following table presents the changes in securities available-for-sale with significant unobservable inputs (Level 3) for the year ended December 31, 2009 and December 31, 2008:

2009
(in thousands)
Beginning balance, January 1,	$23,554
Transfers out of Level 3	(19,855)
Principal interest deferrals	139
Total net losses included in net income	(4,403)
Total net unrealized gains	2,914
Ending balance, December 31,	$2,349

2008
(in thousands)
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

	December 31,
	2009 (Restated)		2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
FINANCIAL ASSETS:
Cash and cash equivalents	$89,168	$89,168	$15,031	$15,031
Investment securities available-for-sale	298,124	298,124	242,714	242,714
Net loans	710,895	717,191	669,949	673,976
Restricted investment in bank stocks	10,672	10,672	10,230	10,230
Accrued interest receivable	4,033	4,033	4,154	4,154
FINANCIAL LIABILITIES:
Non interest-bearing deposits	$130,518	$130,518	$113,319	$113,319
Interest-bearing deposits	683,187	683,974	546,218	548,747
Federal funds purchased, securities sold under agreement to repurchase and FHLB advances	269,253	279,219	268,440	296,144
Subordinated debentures	5,155	5,155	5,155	4,875
Accrued interest payable	1,825	1,825	2,201	2,201

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

Condensed financial statements of the Parent Corporation only are as follows:

Condensed Statements of Condition

	At December 31,
	2009 (Restated)	2008
	(in thousands)
ASSETS
Cash and cash equivalents	$2,683	$922
Investment in subsidiaries	104,144	85,229
Securities available-for-sale	501	1,255
Other assets	248	1,306
Total assets	$107,576	$88,712
LIABILITIES AND STOCKHOLDERS’ EQUITY
Other liabilities	$280	$1,041
Securities sold under repurchase agreement	392	803
Subordinated debentures	5,155	5,155
Stockholders’ equity	101,749	81,713
Total liabilities and stockholders’ equity	$107,576	$88,712

Condensed Statements of Income

	For Years Ended December 31,
	2009 (Restated)	2008	2007
	(in thousands)
Income:
Dividend income from subsidiaries	$2,474	$4,675	$7,074
Other income	3	37	58
Net securities (losses) gains	(325)	(413)	95
Management fees	298	275	221
Total income	2,450	4,574	7,448
Expenses	(604)	(623)	(1,718)
Income before equity in undistributed earnings of subsidiaries	1,846	3,951	5,730
Equity in undistributed earnings (loss) of subsidiaries	1,925	1,891	(1,874)
Net income	$3,771	$5,842	$3,856

CENTER BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 19 — Parent Corporation Only Financial Statements  – (continued)

Condensed Statements of Cash Flows

	For Years Ended December 31,
	2009 (Restated)	2008	2007
	(in thousands)
Cash flows from operating activities:
Net income	$3,771	$5,842	$3,856
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Net securities losses (gains)	325	413	(95)
Equity in undistributed (earnings) loss of subsidiary	(1,925)	(1,891)	1,874
Change in deferred tax asset	(111)	(1,542)	—
Decrease in other assets	1,838	41	1,516
(Decrease) increase in other liabilities	(844)	1,610	(1,114)
Stock-based compensation	77	128	151
Net cash provided by operating activities	3,131	4,601	6,188
Cash flows from investing activities:
Purchases of available-for-sale securities	—	(579)	(5,070)
Maturities of available-for-sale securities	659	938	6,887
(Investments in subsidiaries) and return of capital from subsidiaries	(19,000)	3,500	3,500
Net cash (used in) provided by investing activities	(18,341)	3,859	5,317
Cash flows from financing activities:
Net (decrease) increase in borrowings	(411)	(1,197)	2,000
Cash dividends paid on common stock	(3,166)	(4,675)	(4,885)
Proceeds from exercise of stock options	57	224	850
Proceeds from restricted stock	—	25	—
Proceeds from issuance of preferred stock and warrants	10,000	—	—
Cash dividends paid on preferred stock	(425)	—	—
Proceeds from issuance of shares from rights offering	11,000	—	—
Purchase of treasury stock	—	(1,924)	(10,027)
Issuance cost of common stock	(11)	(19)	(21)
Tax (expense) benefit from stock-based compensation	(73)	(78)	155
Net cash provided by (used in) financing activities	16,971	(7,644)	(11,928)
Increase (decrease) in cash and cash equivalents	1,761	816	(423)
Cash and cash equivalents at beginning of year	922	106	529
Cash and cash equivalents at the end of year	$2,683	$922	$106

CENTER BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 20 — Quarterly Financial Information of Center Bancorp, Inc. (Unaudited)

	2009
	4th Quarter (Restated) (1)	3rd Quarter	2nd Quarter	1st Quarter
	(in thousands, except share data)
Total interest income	$12,971	$13,491	$12,706	$11,942
Total interest expense	4,953	6,050	6,079	5,563
Net interest income	8,018	7,441	6,627	6,379
Provision for loan losses	2,740	280	156	1,421
Total other income, net of securities gains	968	822	841	784
Net securities gains (losses)	(1,308)	(511)	1,710	600
Other expense	5,238	5,186	7,314	5,319
Income before income taxes	(300)	2,286	1,708	1,023
Income tax expense (benefit)	(536)	751	507	224
Net income	$236	$1,535	$1,201	$799
Net income available to common stockholders	$94	$1,387	$1,053	$670
Earnings per share:
Basic	$0.01	$0.11	$0.08	$0.05
Diluted	$0.01	$0.11	$0.08	$0.05
Weighted average common shares outstanding:
Basic	14,531,387	13,000,601	12,994,429	12,991,312
Diluted	14,534,255	13,005,101	12,996,544	12,993,185

(1)  See Note 21 to the Consolidated Financial Statements.

	2008
	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
	(in thousands, except share data)
Total interest income	$12,615	$12,689	$12,230	$12,360
Total interest expense	5,792	5,829	5,801	6,673
Net interest income	6,823	6,860	6,429	5,687
Provision for loan losses	425	465	521	150
Total other income, net of securities gains	871	1,122	891	866
Net securities gains (losses)	(256)	(1,075)	225	0
Other expense	4,754	4,578	5,188	4,953
Income before income taxes	2,259	1,864	1,836	1,450
Income tax expense	560	346	428	233
Net income	$1,699	$1,518	$1,408	$1,217
Earnings per share:
Basic	$0.13	$0.12	$0.11	$0.09
Diluted	$0.13	$0.12	$0.11	$0.09
Weighted average common shares outstanding:
Basic	12,989,304	12,990,441	13,070,868	13,144,747
Diluted	12,995,134	13,003,954	13,083,558	13,163,586

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
	(dollars in thousands, except per share data)
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
Vice President of the Company (July 2008 – Present); Senior Vice President of the Bank (January 2008 – Present); Vice President of the Bank (December 2007 –January 2008); Senior Vice President, Northern State Bank (August 2006 –November 2007); and Senior Vice President, NVE Bank (1997 – July 2006)

Mark S. Cardone Age – 47	2001 the Company 2001 the Bank	Vice President of the Company and Senior Vice President & Branch Administrator of the Bank (2001 – Present)
Julie D’Aloia Age – 48	1999 the Company 1998 the Bank
Vice President of the Company (2001 – Present); Secretary of the Company (1998 – Present); Corporate Secretary of the Company (1998 – August 2007); Senior Vice President of the Bank (2001 – Present); Secretary of the Bank (1998 –Present); Assistant-To-The-President of the Bank (1995 – August 2007); Corporate Secretary of the Bank (1998 – August 2007)

Joseph D. Gangemi Age – 29	2008 the Company 2004 the Bank
Executive Assistant to Chief Executive Officer, Investor Relations Officer and Corporate Secretary of the Company and the Bank (June 2008 – Present); Executive Assistant to Chief Executive Officer and Investor Relations Officer of the Bank (January 2008 – June 2008); Executive Assistant to Chief Executive Officer of the Bank (August 2007 –  January 2008); Executive Assistant to Chief Financial Officer of the Bank (August 2005 – August 2007); Finance Assistant of the Bank (November 2004 – August 2005); Teller of the Bank (February 2004 –November 2004)

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
Vice President of the Company and Senior Vice President of the Bank (1998 –Present); Vice President of the Bank (1997 – 1998); Assistant Vice President of the Bank (1996 – 1997); and Assistant Cashier of the Bank (1995 – 1996)

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

We are required to disclose whether we have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. We have adopted such a code of ethics and have posted a copy of the code on our internet website at the internet address: http://www.ucnb.com . Copies of the code may be obtained free of charge from our website at the above internet address.

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

•
Clawback of Bonus and Incentive Compensation if Based on Certain Material Inaccuracies .  Our senior executive officers agreed to a “clawback provision”. Any bonus or incentive compensation paid to them during the CPP Covered Period is subject to recovery or “clawback” by us if the payments were based on materially inaccurate financial statements or any other materially inaccurate performance metric criteria. The senior executive officers acknowledged that each of our compensation, bonus, incentive and other benefit plans, arrangements and agreements (including golden parachute, severance and employment agreements) (collectively, “Benefit Plans”) with respect to them was deemed amended to the extent necessary to give effect to such clawback and the restriction on golden parachute payments.

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

Bank Goals and Objectives :

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

SUMMARY COMPENSATION TABLE

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation (g)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Anthony C. Weagley, President and Chief Executive Officer of Center and UCNB from August 23, 2007 to Present; Vice President and Treasurer of Center and Sr. Vice President and Cashier of UCNB (prior periods) (Mr. Weagley continued to serve as Chief Financial Officer of Center until March 27, 2008 and as Chief Financial Officer of UCNB until February 2008)	2009	250,000	—		—	—	19,973	17,802	287,775
	2008	225,000	—	25,000	—	—	16,657	16,425	283,082
	2007	195,312	—	—	—	—	16,089	30,495	241,896

A. Richard Abrahamian, Vice President, Treasurer and Chief Financial Officer of Center, March 27, 2008 to February 19, 2010; Vice President and Treasurer of Center, February 19, 2008 to March 27, 2008; Senior Vice President and Chief Financial Officer of UCNB, February 19, 2008 to February 19, 2010	2009	175,100	—	—	—	—	—	8,512	183,612
	2008	148,750	10,000	—	—	10,200	—	6,300	175,250
	2007	—	—	—	—	—	—	—	—

Lori A. Wunder, Vice President of Center; Senior Vice President of UCNB	2009	132,612	—	—	—	—	14,295	4,515	151,422
	2008	128,750	—	—	—	7,725	(732)	4,622	140,365
	2007	125,000	—	—	—	—	15,674	30,540	171,214

Ronald M. Shapiro Vice President & Senior Lending Officer of Center and Senior Vice President and Senior Lending Officer of UCNB July 1, 2008 to Present; Vice President of UCNB October 15, 2007 to July 1, 2008	2009	165,856	—	—	—	50,908	—	15,113	231,877
	2008	132,500	12,500	—	—	29,361	—	6,708	181,069
	2007	22,279	—	—	—	—	—	—	22,279

William J. Boylan Vice President of Center July 31, 2008 to Present and Senior Vice President of UCNB January 15, 2008 to Present; Vice President of UCNB December 3, 2007 to January 15, 2008	2009	128,925	—	—	—	61,036	—	17,005	206,966
	2008	125,000	—	—	—	21,750	—	7,825	154,575
	2007	8,750	20,000	—	—	—	—	—	28,750

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

Name (a)	Grant Date (b)	Estimated Future Payouts Under Non-Equity Incentive Plan Awards				All other Stock Awards: Number of Shares of Stock or Units (#) (i)	All other Option Awards: Number of Securities Underlying Options (#) (j)	Exercise or Base Price of Option Awards ($/Sh) (k)	Grant Date Fair Value of Stock and Option Awards ($) (1)
		Threshold ($) (c)	Target ($) (d)	Maximum ($) (e)
Anthony C. Weagley	—	—	75,000	105,000		—	—	—	—
A. Richard Abrahamian	—	—	35,020	49,028		—	—	—	—
Lori A. Wunder	—	—	26,522	37,131		—	—	—	—
Ronald M. Shapiro	—	—	40,000		(1)	—	—	—	—
William J. Boylan	—	—	40,000		(1)	—	—	—	—

(1)	The executive could also be entitled to a percentage overrun of additional incentive over the target, as outlined in the incentive plan document.

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

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights ($) (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a) (c)
Equity Compensation Plans Approved by Shareholders	192,002	7.67 – 15.73	1,079,622
Equity Compensation Plans Not Approved by Shareholders	—	—	—
Total	192,002	7.67 – 15.73	1,079,622

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

The following table sets forth, for each of our directors, the number of shares of our common stock which they beneficially owned as of January 31, 2010 and their percentage of common stock ownership as of January 31, 2010:

Name	Shares of Common Stock Held Beneficially Directly and Indirectly		Percent of Shares Outstanding
Alexander A. Bol	123,827	(a)	0.85
John J. DeLaney, Jr.	9,089		0.06
James J. Kennedy	66,817		0.46
Howard Kent	134,381	(b)	0.92
Phyllis S. Klein	—		—
Elliot I. Kramer	1,989		0.01
Nicholas Minoia	10,840		0.07
Harold Schechter	9,055		0.06
Lawrence B. Seidman	3,050,198	(c)	20.93
William A. Thompson	80,922	(c) (d)	0.56
Raymond Vanaria	54,347	(c) (e)	0.37

(a)	Includes 2,342 shares owned by Mr. Bol’s spouse.

(b)	Includes 114,303 shares owned jointly with Mr. Kent’s spouse.

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

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights ($) (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a) (c)
Equity Compensation Plans Approved by Shareholders	192,002	7.67 – 15.73	1,079,622
Equity Compensation Plans Not Approved by Shareholders	—	—	—
Total	192,002	7.67 – 15.73	1,079,622

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

Consolidated Statements of Income

Consolidated Statements of Changes in Stockholders’ Equity

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

(b)
Exhibits (numbered in accordance with Item 601 of Regulation S-K) filed herewith or incorporated by reference as part of this annual report. (Note: only Exhibit Nos. 23.1, 31.1, 31.2, 32.1 and 32.2 are being filed with this Amendment No. 4.)

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
10.11
Registrant’s Placement Agreement dated December 12, 2003 with Sandler O’Neill & Partners, L.P. to issue and sell $5 million aggregate liquidation amount of floating rate MMCapS (SM) Securities is incorporated by reference to Exhibit 10.15 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.

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

11.1	Statement regarding computation of per share earnings is omitted because the computation can be clearly determined from the material incorporated by reference in this Report.
12.1	Statement of Ratios of Earnings to Fixed Charges.
14.1	Code of Ethics is incorporated by reference to Exhibit 14.1 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.
21.1	Subsidiaries of the Registrant.
*23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Power of Attorney.
*31.1	Personal certification of the chief executive officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Personal certification of the chief financial officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
*32.1	Personal certification of the chief executive officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
*32.2	Personal certification of the chief financial officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Certification of Chief Executive Officer and Acting Chief Financial Officer pursuant to Section 111 (b) (4) of the Emergency Economic Stabilization Act of 2008.
99.3	Code of Conduct is incorporated by reference to Exhibit 99.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.
__________ * Filed with Amendment No. 4.

(c)	Financial Statement Schedules

All financial statement schedules are omitted because they are either inapplicable or not required, or because the required information is included in the Consolidated Financial Statements or notes thereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Center Bancorp, Inc. has duly caused this Amendment No. 4 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009 to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTER BANCORP, INC.
May 21, 2010	By:	/s/ Anthony C. Weagley
Anthony C. Weagley President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant, in the capacities described below on May 21, 2010, have signed this report below.

/s/ Alexander A. Bol*	Chairman of the Board
Alexander A. Bol

/s/ John J. DeLaney, Jr.*	Director
John J. DeLaney, Jr.

/s/ James J. Kennedy*	Director
James J. Kennedy

/s/ Howard Kent*	Director
Howard Kent

/s/ Phyllis S. Klein*	Director
Phyllis S. Klein

/s/ Elliot I. Kramer*	Director
Elliot I. Kramer

/s/ Nicholas Minoia*	Director
Nicholas Minoia

/s/ Harold Schechter*	Director
Harold Schechter

/s/ Lawrence B. Seidman*	Director
Lawrence B. Seidman

/s/ William A. Thompson*	Director
William A. Thompson

/s/ Raymond Vanaria*	Director
Raymond Vanaria

/s/ Anthony C. Weagley	President and Chief Executive Officer
Anthony C. Weagley

/s/ Stephen J. Mauger	Vice President, Treasurer and Chief Financial Officer
Stephen J. Mauger

*By:
/s/ Anthony C. Weagley
Anthony C. Weagley

Attorney-in-fact