Form 10-Q/A
period 2010-03-31
CENTER BANCORP INC
filed 2010-05-21
CIK 712771

UNITED STATES OF AMERICA
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A1

(amending Part I Items 1, 2 and 3 and refiling exhibits)

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, no par value:	14,574,832 shares
(Title of Class)	(Outstanding as of April 30, 2010)

Explanatory Note

This Amendment No. 1 to the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010 (the “Quarterly Report”) of Center Bancorp, Inc. (the “Company”, the “Corporation” or “Center”) filed with the Securities and Exchange Commission (the “SEC”) on May 10, 2010, is filed in order to make the following corrections:

•	Outstanding shares of Common Stock at March 31, 2010 is 14,574,832; the Company previously reported outstanding shares of 14,574,872.
•	Total non-performing loans at March 31, 2009 amounted to $4,566,000; the Company previously reported this amount as $4,657,000.
•	Total non-performing assets at March 31, 2009 amounted to $8,992,000; the Company previously reported this amount as $9,083,000.
•	Total borrowings at March 31, 2010 amounted to $253.3 million; the Company previously reported this amount as $255.3 million.
•
The Corporation recorded one other-than-temporary impairment charge on its equity security holdings of $113,000 for the three months ended December 31, 2009; the Company previously reported that it had recorded no other-than-temporary impairment charges on its equity security holdings for the three months ended December 31, 2009.

•	Accurately reflect the components of the core deposit mix at March 31, 2010 and the changes in the components from December 31, 2009.

Except as described above, no other amendments are being made to the Quarterly Report.  This Form 10-Q/A1 does not reflect events occurring after the May 10, 2010 filing of our Quarterly Report or modify or update the disclosure contained in the Quarterly Report in any way other than as required to reflect the amendments discussed above and contained herein.

i

ii

PART I – FINANCIAL INFORMATION

The following unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and, accordingly, do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2010, or for any other interim period. The Center Bancorp, Inc. 2009 Annual Report on Form 10-K, as amended, should be read in conjunction with these financial statements. Amendment No. 2 (and subsequent amendments) to that Annual Report contains restated financial statements as of and for the year ended December 31, 2009.

Item 1. Financial Statements

CENTER BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CONDITION

(in thousands, except for share data)	March 31, 2010	December 31, 2009
	(Unaudited)
Assets
Cash and due from banks	$66,863	$89,168
Investment securities available-for-sale	322,309	298,124
Loans	713,906	719,606
Less: Allowance for loan losses	8,139	8,711
Net loans	705,767	710,895
Restricted investment in bank stocks, at cost	10,551	10,672
Premises and equipment, net	17,635	17,860
Accrued interest receivable	4,068	4,033
Bank-owned life insurance	26,568	26,304
Goodwill	16,804	16,804
Prepaid FDIC assessments	5,000	5,374
Other assets	12,090	16,254
Total Assets	$1,187,655	$1,195,488
Liabilities
Deposits:
Non-interest bearing	$137,422	$130,518
Interest-bearing
Time deposits $100 and over	119,638	144,802
Interest-bearing transaction, savings and time deposits $100 and less	535,450	538,385
Total deposits	792,510	813,705
Short-term borrowings	40,217	46,109
Long-term borrowings	213,105	223,144
Subordinated debentures	5,155	5,155
Accounts payable and accrued liabilities	4,441	5,626
Due to brokers for investment securities	27,624	—
Total Liabilities	1,083,052	1,093,739
Stockholders’ Equity
Preferred stock, $1,000 liquidation value per share, authorized 5,000,000 shares; 10,000 shares issued at March 31, 2010 and December 31, 2009	9,639	9,619
Common stock, no par value, authorized 20,000,000 shares; issued 16,762,412 shares at March 31, 2010 and December 31, 2009; outstanding 14,574,832 and 14,572,029 shares at March 31, 2010 and December 31, 2009, respectively	97,908	97,908
Additional paid in capital	5,677	5,650
Retained earnings	16,766	17,068
Treasury stock, at cost (2,187,540 and 2,190,383 common shares at March 31, 2010 and December 31, 2009, respectively)	(17,698)	(17,720)
Accumulated other comprehensive loss	(7,689)	(10,776)
Total Stockholders’ Equity	104,603	101,749
Total Liabilities and Stockholders’ Equity	$1,187,655	$1,195,488

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

Other-than-Temporarily Impaired Investments

The following summarizes other-than-temporarily impaired investment securities as of the dates indicated.

	March 31, 2010	March 31, 2009
	(in thousands)
Debt securities	4,390	140
Total other-than-temporary impairment charges	$4,390	$140

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

Financial liability instruments with no stated maturities have an estimated fair value equal to both the amount payable on demand and the recorded book balance.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12.  Subordinated Debentures—(Continued)

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

Earnings

Net income for the three months ended March 31, 2010 amounted to $281,000, compared to net income of $799,000 for the comparable three-month period ended March 31, 2009. The Corporation recorded earnings per diluted common share of $0.01 for the three months ended March 31, 2010 as compared with earnings of $0.05 per diluted common share for the three months ended March 31, 2009. Dividends and accretion relating to the preferred stock issued to the U.S. Treasury reduced earnings by approximately $0.01 per fully diluted common share. The annualized return on average assets was .010 percent for the three months ended March 31, 2010, compared to 0.30 percent for three months ended March 31, 2009. The annualized return on average stockholders’ equity was 1.07 percent for the three-month period ended March 31, 2010, compared to 3.52 percent for the three months ended March 31, 2009.

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

The following table presents the components of net interest income on a fully tax-equivalent basis for the periods indicated.

	Three Months Ended March 31,
(tax-equivalent basis)	2010	2009	Increase (Decrease)	Percentage Change
	(dollars in thousands)
Interest income:
Investments	$3,186	$2,930	$256	8.7%
Loans	9,368	9,102	266	2.9
Restricted investment in bank stocks, at cost	178	87	91	104.6
Total interest income	12,732	12,119	613	5.1
Interest expense:
Time deposits of $100 or more	414	778	(364)	(46.8)
All other deposits	1,264	2,277	(1,013)	(44.5)
Borrowings	2,485	2,508	(23)	(0.9)
Total interest expense	4,163	5,563	(1,400)	(25.2)
Net interest income on a fully tax-equivalent basis	8,569	6,556	2,013	30.7
Tax-equivalent adjustment (1)	(60)	(177)	117	(66.1)
Net interest income	$8,509	$6,379	$2,130	33.4%

(1)	Computed on an assumed statutory federal income tax rate of 34 percent.

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

Analysis of Variance in Net Interest Income Due to Volume and Rates

	Three Months Ended March 31, 2010 and 2009 Increase (Decrease) Due to Change In:
(tax-equivalent basis)	Average Volume	Average Rate	Net Change
	(in thousands)
Interest-earning assets:
Investment securities:
Taxable	$852	$(253)	$599
Non-taxable	(328)	(15)	(343)
Loans	451	(185)	266
Restricted investment in bank stocks	3	88	91
Total interest-earning assets	978	(365)	613
Interest-bearing liabilities:
Money market deposits	15	(229)	(214)
Savings deposits	191	(188)	3
Time deposits	(201)	(736)	(937)
Other interest-bearing deposits	90	(319)	(229)
Borrowings and subordinated debentures	129	(152)	(23)
Total interest-bearing liabilities	224	(1,624)	(1,400)
Change in net interest income	$754	$1,259	$2,013

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
	(dollars in thousands)
Assets
Interest-earning assets:
Investment securities (1):
Taxable	$287,547	$3,009	4.18%	$207,814	$2,410	4.64%
Tax-exempt	12,407	177	5.70	35,402	520	5.88
Loans (2)	711,860	9,368	5.26	679,953	9,102	5.35
Restricted investment in bank stocks	10,571	178	6.74	10,229	87	3.40
Total interest-earning assets	1,022,385	12,732	4.98	933,398	12,119	5.19
Non-interest-earning assets:
Cash and due from banks	79,958			47,130
Bank-owned life insurance	26,414			23,035
Intangible assets	17,020			17,101
Other assets	41,316			44,595
Allowance for loan losses	(8,378)			(6,384)
Total non-interest earning assets	156,330			125,477
Total assets	$1,178,715			$1,058,875
Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Money market deposits	$116,358	$236	0.81%	$112,392	$449	1.60%
Savings deposits	161,748	318	0.79	86,559	315	1.46
Time deposits	228,903	841	1.47	261,771	1,780	2.72
Other interest-bearing deposits	154,426	283	0.73	127,823	511	1.60
Short-term and long-term borrowings	263,620	2,446	3.71	250,114	2,450	3.92
Subordinated debentures	5,155	39	3.03	5,155	58	4.50
Total interest-bearing liabilities	930,210	4,163	1.79	843,814	5,563	2.64
Non-interest-bearing liabilities:
Demand deposits	135,220			115,274
Other non-interest-bearing deposits	332			320
Other liabilities	8,315			8,568
Total non-interest-bearing liabilities	143,869			124,162
Stockholders’ equity	104,636			90,899
Total liabilities and stockholders’ equity	$1,178,715			$1,058,875
Net interest income (tax-equivalent basis)		$8,569			$6,556
Net interest spread			3.19%			2.55%
Net interest margin (3)			3.35%			2.81%
Tax-equivalent adjustment (4)		(60)			(177)
Net interest income		$8,509			$6,379

(1)	Average balances for investment securities available-for-sale are based on amortized cost.
(2)	Average balances for loans include loans on non-accrual status.
(3)	Net interest income as a percentage of total average interest earning assets.
(4)	Computed based on a statutory federal income tax rate of 34 percent.

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

Although management uses the best information available, the level of the allowance for loan losses remains an estimate, which is subject to significant judgment and short-term change. Various regulatory agencies, as an integral part of their examination process, periodically review the Corporation’s allowance for loan losses. Such agencies may require the Corporation to increase the allowance based on their analysis of information available to them at the time of their examination. Furthermore, the majority of the Corporation’s loans are secured by real estate in the State of New Jersey. Future adjustments to the allowance may be necessary due to economic factors impacting New Jersey real estate and the economy in general, as well as operating, regulatory and other conditions beyond the Corporation’s control. The allowance for loan losses as a percentage of total loans amounted to 1.14 percent, 1.21 percent and 1.00 percent at March 31, 2010, December 31, 2009 and March 31, 2009, respectively.

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

	March 31, 2010	December 31, 2009	March 31, 2009
	(in thousands)
Non-accrual loans	$9,770	$11,245	$4,566
Accruing loans past due 90 days or more	1,584	39	—
Total non-performing loans	11,354	11,284	4,566
Other real estate owned	—	—	4,426
Total non-performing assets	$11,354	$11,284	$8,992
Troubled debt restructured loans	$4,465	$966	$91

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

Other Income

The following table presents the principal categories of other income for the periods indicated.

	Three Months Ended March 31,
			Increase	Percentage
	2010	2009	(Decrease)	Change
	(in thousands)
Service charges, commissions and fees	$430	$449	$(19)	(4.2	) %
Annuities and insurance	93	40	53	132.5
Bank-owned life insurance	264	218	46	21.1
Net securities (losses) gains	(3,344)	600	(3,944)		(657.3)
Other	108	77	31	40.3
Total other income (charges)	$(2,449)	$1,384	$(3,833)	(277.0	) %

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

Other Expense

The following table presents the principal categories of other expense for the periods indicated.

	Three Months Ended March 31,
			Increase	Percentage
	2010	2009	(Decrease)	Change
	(dollars in thousands)
Salaries and employee benefits	$2,657	$2,393	$264	11.0%
Occupancy, net	670	797	(127)	(15.9)
Premises and equipment	219	321	(102)	(31.8)
FDIC insurance	618	365	253	69.3
Professional and consulting	274	212	62	29.2
Stationery and printing	84	70	14	20.0
Marketing and advertising	93	130	(37)	(28.5)
Computer expense	340	214	126	58.9
OREO expense, net	—	33	(33)	(100.0)
Repurchase agreement termination fee	594	—	594	100.0
Other	843	784	59	7.5
Total other expense	$6,392	$5,319	$1,073	20.2%

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

The Corporation derives a significant proportion of its liquidity from its core deposit base. Total demand deposits, savings and money market accounts of $609.6 million at March 31, 2010 increased by $12.9 million, or 2.2 percent, from December 31, 2009. At March 31, 2010, total demand deposits, savings and money market accounts were 76.9 percent of total deposits compared to 73.3 percent at year-end 2009. Alternatively, the Corporation uses a more stringent calculation for the management of its liquidity positions internally, which calculation consists of total demand, savings accounts and money market accounts (excluding money market accounts greater than $100,000 and time deposits) as a percentage of total deposits. This number increased by $10.0 million, or 2.6 percent, from $379.3 million at December 31, 2009 to $389.3 million at March 31, 2010 and represented 49.1 percent of total deposits at March 31, 2010 as compared with 46.6 percent at December 31, 2009.

Certificates of deposit $100,000 and over decreased to 15.1 percent of total deposits at March 31, 2010 from 17.8 percent at December 31, 2009 due to a decrease in CDARS Reciprocal deposits.

Core Deposit Mix

The following table depicts the Corporation’s core deposit mix at March 31, 2010 and December 31, 2009.

	March 31, 2010		December 31, 2009		Dollar Change
	Amount	Percentage	Amount	Percentage	2010 vs. 2009
	(dollars in thousands)
Non-interest bearing demand	$137,422	35.3%	$130,518	34.4%	$6,904
Interest-bearing demand	156,864	40.3	156,738	41.3	126
Regular savings	61,259	15.7	58,240	15.4	3,019
Money market deposits under $100	33,726	8.7	33,795	8.9	(69)
Total core deposits	$389,271	100.0%	$379,291	100.0%	$9,980
Total deposits	$792,510		$813,705		$(21,195)
Core deposits to total deposits		49.1%		46.6%

Borrowings

Total borrowings amounted to $253.3 million at March 31, 2010, reflecting a decrease of $15.9 million from December 31, 2009. Overnight customer repurchase transactions covering commercial customer sweep accounts totaled $40.2 million at March 31, 2010 as compared with $46.1 million at December 31, 2009. This shift in the volume of repurchase agreements also accounted for a portion of the change in non-interest bearing commercial checking accounts during the period.

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

	March 31,	December 31,
	2010	2009
	(in thousands, except for share data)
Common shares outstanding	14,574,832	14,572,029
Stockholders’ equity	$104,603	$101,749
Less: Preferred stock	9,639	9,619
Less: Goodwill and other intangible assets	17,009	17,028
Tangible common stockholders’ equity	$77,955	$75,102
Book value per common share	$6.52	$6.32
Less: Goodwill and other intangible assets	1.17	1.17
Tangible book value per common share	$5.35	$5.15

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

Equity Price Risk

We are also exposed to equity price risk inherent in our portfolio of publicly traded equity securities, which had an estimated fair value of $0.4 million at March 31, 2010 and $0.3 million at December 31, 2009. We monitor our equity investments for impairment on a periodic basis. In the event that the carrying value of the equity investment exceeds its fair value, and we determine the decline in value to be other than temporary, we reduce the carrying value to its current fair value. For the three months ended March 31, 2010 the Corporation recorded no other-than-temporary impairment charges on its equity security holdings. For the three months ended December 31, 2009, the Corporation recorded an other-than-temporary impairment charge of $113,000 on one equity security holding.

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

CENTER BANCORP, INC.
(Registrant)

By:	/s/ Anthony C. Weagley	By:	/s/ Stephen J. Mauger
	Anthony C. Weagley President and Chief Executive Officer		Stephen J. Mauger Vice President, Treasurer and Chief Financial Officer

	Date: May 21, 2010		Date: May 21, 2010