Form 10-Q
period 2010-06-30
CENTER BANCORP INC
filed 2010-08-06
CIK 712771

UNITED STATES OF AMERICA
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

                              (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2010

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, no par value:	14,574,832 shares
(Title of Class)	(Outstanding as of July 31, 2010)

i

PART I – FINANCIAL INFORMATION

The following unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and, accordingly, do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2010, or for any other interim period. The Center Bancorp, Inc. 2009 Annual Report on Form 10-K, as amended, should be read in conjunction with these financial statements. Amendment No. 2 (and subsequent amendments) to that Annual Report contains restated financial statements as of and for the year ended December 31, 2009.

Item 1. Financial Statements

CENTER BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CONDITION

(in thousands, except for share data)	June 30, 2010	December 31, 2009
	(Unaudited)
Assets
Cash and due from banks	$97,651	$89,168
Investment securities	294,277	298,124
Loans	722,527	719,606
Less: Allowance for loan losses	8,595	8,711
Net loans	713,932	710,895
Restricted investment in bank stocks, at cost	10,707	10,672
Premises and equipment, net	13,349	17,860
Accrued interest receivable	3,838	4,033
Bank-owned life insurance	26,832	26,304
Goodwill	16,804	16,804
Prepaid FDIC assessments	4,707	5,374
Other real estate owned	1,780	—
Other assets	11,942	16,254
Total Assets	$1,195,819	$1,195,488
Liabilities
Deposits:
Non interest-bearing	$138,152	$130,518
Interest-bearing:
Time deposits $100 and over	109,917	144,802
Interest-bearing transaction, savings and time deposits $100 and less	554,390	538,385
Total deposits	802,459	813,705
Short-term borrowings	42,662	46,109
Long-term borrowings	201,066	223,144
Subordinated debentures	5,155	5,155
Accounts payable and accrued liabilities	5,232	5,626
Due to brokers for investment securities	31,826	—
Total Liabilities	1,088,400	1,093,739
Stockholders’ Equity
Preferred stock, $1,000 liquidation value per share, authorized 5,000,000 shares; issued 10,000 shares at June 30, 2010 and December 31, 2009	9,660	9,619
Common stock, no par value, authorized 25,000,000 shares; issued 16,762,412 shares at June 30, 2010 and December 31, 2009, respectively; outstanding 14,574,832 and 14,572,029 shares at June 30, 2010 and December 31, 2009, respectively	97,908	97,908
Additional paid in capital	5,690	5,650
Retained earnings	18,194	17,068
Treasury stock, at cost (2,187,580 and 2,190,383 common shares at June 30, 2010 and December 31, 2009, respectively)	(17,698)	(17,720)
Accumulated other comprehensive loss	(6,335)	(10,776)
Total Stockholders’ Equity	107,419	101,749
Total Liabilities and Stockholders’ Equity	$1,195,819	$1,195,488

See accompanying notes to consolidated financial statements.

CENTER BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except for share data)	2010	2009	2010	2009

Interest income
Interest and fees on loans	$9,419	$9,211	$18,787	$18,313
Interest and dividends on investment securities:
Taxable	2,864	3,079	5,873	5,459
Tax-exempt	56	245	173	588
Dividends	149	171	327	288
Total interest income	12,488	12,706	25,160	24,648
Interest expense
Interest on certificates of deposit $100 or more	340	989	754	1,767
Interest on other deposits	1,235	2,552	2,499	4,829
Interest on borrowings	2,256	2,538	4,741	5,046
Total interest expense	3,831	6,079	7,994	11,642
Net interest income	8,657	6,627	17,166	13,006
Provision for loan losses	781	156	1,721	1,577
Net interest income after provision for loan losses	7,876	6,471	15,445	11,429
Other income
Service charges, commissions and fees	459	440	889	889
Annuities and insurance commissions	23	45	116	85
Bank-owned life insurance	264	257	528	475
Other	79	99	187	176
Other-than-temporary impairment losses on investment securities	(705)	—	(8,472)	(140)
Portion of losses recognized in other
comprehensive income, before taxes	—	—	3,377	—
Net other-than-temporary impairment losses on investment securities	(705)	—	(5,095)	(140)
Net gains on sale of investment securities	1,362	1,710	2,408	2,450
Net investment securities gains (losses)	657	1,710	(2,687)	2,310
Total other income (charges)	1,482	2,551	(967)	3,935
Other expense
Salaries and employee benefits	2,727	2,507	5,384	4,900
Occupancy and equipment	734	902	1,623	2,020
FDIC insurance	458	940	1,076	1,305
Professional and consulting	422	236	696	448
Stationery and printing	90	102	174	172
Marketing and advertising	105	141	197	271
Computer expense	340	228	680	442
Other real estate owned	43	1,375	43	1,408
Loss on fixed assets, net	437	—	427	—
Repurchase agreement termination fee	—	—	594	—
All other	912	883	1,766	1,667
Total other expense	6,268	7,314	12,660	12,633
Income before income tax expense	3.090	1,708	1,818	2,731
Income tax expense (benefit)	1,076	507	(477)	731
Net Income	2,014	1,201	2,295	2,000
Preferred stock dividends and accretion	146	148	291	277
Net income available to common stockholders	$1,868	$1,053	$2,004	$1,723
Earnings per common share
Basic	$0.13	$0.08	$0.14	$0.13
Diluted	$0.13	$0.08	$0.14	$0.13
Weighted Average Common Shares Outstanding
Basic	14,574,832	12,994,429	14,574,832	12,992,879
Diluted	14,576,223	12,996,544	14,577,897	12,994,518

See accompanying notes to consolidated financial statements.

CENTER BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

(in thousands, except for share data)	Preferred Stock	Common Stock	Additional Paid In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance—December 31, 2008	$—	$86,908	$5,204	$16,309	$(17,796)	$(8,912)	$81,713
Comprehensive income:
Net income				2,000			2,000
Other comprehensive loss, net of tax						(2,490)	(2,490)
Total comprehensive loss							(490)
Proceeds from issuance of preferred stock & warrants	9,539		461				10,000
Accretion of discount on preferred stock	39			(39)			—
Cash dividends on preferred stock				(238)			(238)
Cash dividends declared on common stock ($0.12 per share)				(1,559)			(1,559)
Exercise of stock options (9,289 shares)			(19)		76		57
Issuance cost of common stock				(15)			(15)
Taxes related to stock-based compensation			(57)				(57)
Stock-based compensation expense			47				47
Balance—June 30, 2009	$9,578	$86,908	$5,636	$16,458	$(17,720)	$(11,402)	$89,458

Balance—December 31, 2009	$9,619	$97,908	$5,650	$17,068	$(17,720)	$(10,776)	$101,749
Comprehensive income:
Net income				2,295			2,295
Other comprehensive income, net of tax						4,441	4,441
Total comprehensive income							6,736
Accretion of discount on preferred stock	41			(41)			—
Issuance of common stock				(3)			(3)
Cash dividends on preferred stock				(250)			(250)
Cash dividends declared on common stock ($0.06 per share)				(875)			(875)
Restricted stock award (2,803 shares)			3		22		25
Tax benefit related to stock-based compensation			8				8
Stock-based compensation expense			29				29
Balance—June 30, 2010	$9,660	$97,908	$5,690	$18,194	$(17,698)	$(6,335)	$107,419

See accompanying notes to consolidated financial statements.

CENTER BANCORP, INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(in thousands)	2010	2009

Cash flows from operating activities:
Net income	$2,295	$2,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	592	743
Stock-based compensation	29	47
Provision for loan losses	1,721	1,577
Provision for deferred taxes	193	57
Net other-than-temporary impairment losses on investment securities	5,095	140
Net gains on investment securities	(2,408)	(2,450)
Net loss on sales and dispositions of premises and equipment	427	—
Net loss on other real estate owned	—	926
Decrease (increase) in accrued interest receivable	195	(517)
Decrease in other assets	1,897	3,126
(Decrease) increase in other liabilities	(1,046)	14,366
Decrease in prepaid FDIC insurance assessments	667	—
Increase in cash surrender value of bank-owned life insurance	(528)	(475)
Net amortization of premiums and accretion of discounts on investment securities	720	165
Net cash provided by operating activities	9,849	19,705
Cash flows from investing activities:
Investment securities available-for-sale:
Purchases	(347,921)	(338,745)
Sales	362,354	195,907
Maturities, calls and principal repayments	25,110	25,869
Net redemption of restricted investment in bank stocks	(35)	(445)
Net increase in loans	(2,838)	(18,925)
Purchases of premises and equipment	(171)	(641)
Capital expenditure addition to other real estate owned	—	(477)
Purchase of bank-owned life insurance	—	(2,475)
Proceeds from sale of premises and equipment	1	—
Net cash provided by (used in) investing activities	36,500	(139,932)
Cash flows from financing activities:
Net (decrease) increase in deposits	(11,246)	295,605
Net decrease in short-term borrowings	(3,447)	(21,021)
Repayments of long-term borrowings	(22,078)	(76)
Proceeds from issuance of preferred stock and warrants	—	10,000
Cash dividends on common stock	(875)	(2,338)
Cash dividends on preferred stock	(250)	(175)
Issuance cost of common stock	(3)	(15)
Issuance cost of restricted stock award	25	—
Proceeds from exercise of stock options	—	57
(Taxes) benefit related to stock-based compensation	8	(57)
Net cash (used in) provided by financing activities	(37,866)	281,980
Net change in cash and cash equivalents	8,483	161,753
Cash and cash equivalents at beginning of year	89,168	15,031
Cash and cash equivalents at end of period	$97,651	$176,784

Supplemental disclosures of cash flow information:
Cash payments for:
Interest paid on deposits and borrowings	$8,154	$11,317
Income taxes	379	184
Supplemental disclosures of non-cash investment activities:
Trade date accounting settlements for investments, net	$31,826	$21,288
Transfer of loan to other real estate owned	1,780	—
Net investment in direct financing lease	3,700	—

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

The consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”).

Note 2.  Earnings per Common Share

Basic earnings per common share (“EPS”) is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding. Diluted EPS includes any additional common shares as if all potentially dilutive common shares were issued (e.g., stock options). The Corporation’s weighted- average common shares outstanding for diluted EPS include the effect of stock options and warrants outstanding using the Treasury Stock Method, which are not included in the calculation of basic EPS.

Earnings per common share have been computed based on the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2010	2009	2010	2009
Net income	$2,014	$1,201	$2,295	$2,000
Preferred stock dividends and accretion	146	148	291	277
Net income available to common shareholders	$1,868	$1,053	$2,004	$1,723
Basic weighted average common shares outstanding	14,575	12,995	14,575	12,993
Plus: effect of dilutive options and warrants	1	2	3	2
Diluted weighted average common shares outstanding	14,576	12,997	14,578	12,995
Earning per common share:
Basic	$0.13	$0.08	$0.14	$0.13
Diluted	$0.13	$0.08	$0.14	$0.13

Note 3.  Stock-Based Compensation

The Corporation maintains two stock-based compensation plans from which new grants could be issued. The Corporation’s stock option plans permit Parent Corporation common stock to be issued to key employees and directors of the Corporation and its subsidiaries. The options granted under the plans are intended to be either incentive stock options or non-qualified options. Under the 2009 Equity Incentive Plan, a total of 397,197 shares are available for issuance. Under the 2003 Non-Employee Director Stock Option Plan, a total of 425,092 shares remain available for grant under the plan as of June 30, 2010 and are authorized for issuance. Such shares may be treasury shares, newly issued shares or a combination thereof.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3.  Stock-Based Compensation—(continued)

For the six months ended June 30, 2010, the Corporation’s income before income taxes and net income were reduced by $29,000 and $17,000, respectively, as a result of the compensation expense related to stock options. For the six months ended June 30, 2009, the Corporation’s income before income taxes and net income were reduced by $47,000 and $28,000, respectively, as a result of such expense.

Under the principal option plans, the Corporation may grant restricted stock awards to certain employees. Restricted stock awards are non-vested stock awards. Restricted stock awards are independent of option grants and are generally subject to forfeiture if employment terminates prior to the release of the restrictions. Such awards generally vest within 30 days to five years from the date of grant. During that period, ownership of the shares cannot be transferred. Restricted stock has the same cash dividend and voting rights as other common stock and is considered to be currently issued and outstanding. The Corporation expenses the cost of restricted stock awards, which is determined to be the fair market value of the shares at the date of grant, ratably over the period during which the restrictions lapse. There were no restricted stock awards outstanding at June 30, 2010 and 2009.

There were 38,203 shares of common stock underlying options that were granted during both the six months ended June 30, 2010 and 2009. The fair value of share-based payment awards was estimated using the Black-Scholes option pricing model with the following assumptions and weighted average fair values at the time the grants were awarded:

	Six Months Ended June 30,
	2010	2009
Weighted average fair value of grants	$2.16	$1.48
Risk-free interest rate	2.29%	1.90%
Dividend yield	1.41%	4.69%
Expected volatility	28.6%	32.9%
Expected life in months	62	69

       Option activity under the principal option plans as of June 30, 2010 and changes during the six months ended June 30, 2010 were as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2009	192,002	$10.04
Granted	38,203	7.95
Forfeited/cancelled/expired	10,421	10.29
Outstanding at June 30, 2010	219,784	$9.77	5.63	$0.00
Exercisable at June 30, 2010	145,974	$10.14	3.97	$0.00

The aggregate intrinsic value of options above represents the total pre-tax intrinsic value (the difference between the Corporation’s closing stock price on the last trading day of the second quarter of 2010 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2010. This amount changes based on the fair value of the Corporation’s stock.

As of June 30, 2010, there was approximately $84,000 of total unrecognized compensation expense relating to unvested stock options. These costs are expected to be recognized over a weighted average period of 1.55 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4.  Recent Accounting Pronouncements

In July 2010, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2010-20, Receivables (Topic 310):“Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses,” which will require the Corporation to provide a greater level of disaggregated information about the credit quality of the Corporation’s loans and the allowance for loan losses (the “allowance”). This ASU will also require the Corporation to disclose additional information related to credit quality indicators, past due information, and information related to loans modified in a troubled debt restructuring. The disclosures that are required as of the end of a reporting period are effective for the Corporation for the fiscal year ending December 31, 2010. The disclosures that are required about activity that occurs during a reporting period are effective for the Corporation for the interim reporting period ending March 31, 2011. As this ASU amends only the disclosure requirements for loans and the allowance, the adoption will have no impact on the Corporation’s statements of condition and income.

Note 5.  Comprehensive Income

Total comprehensive income includes all changes in equity during a period arising from transactions and other events and circumstances from non-owner sources. The Corporation’s other comprehensive income (loss) is comprised of unrealized holding gains and losses on securities available-for-sale, net of taxes.

Disclosure of comprehensive income for the six months ended June 30, 2010, and 2009 is presented in the Consolidated Statements of Changes in Stockholders’ Equity. The table below provides a reconciliation of the components of other comprehensive income to the disclosure provided in the Consolidated Statements of Changes in Stockholders’ Equity.

The components of other comprehensive income (loss), net of tax, were as follows for the periods indicated:

	Six Months Ended June 30,
	2010	2009
	(in thousands)
Change in fair value on debt securities for which a portion of the impairment has been recognized in income	$2,528	$—
Reclassification adjustments of OTTI losses included in income	5,095	140
Unrealized gains (losses) on other investment securities available-for-sale	2,133	(1,831)
Reclassification adjustment for net gains arising during this period	(2,408)	(2,450)
Net unrealized gains (losses)	7,348	(4,141)
Tax effect	(2,907)	1,651
Other comprehensive income (loss), net of tax	$4,441	$(2,490)

Accumulated other comprehensive loss at June 30, 2010 and December 31, 2009 consisted of the following:

	June 30, 2010	December 31, 2009
	(in thousands)
Investment securities available-for-sale, net of tax	$(3,987)	$(8,428)
Defined benefit pension and post-retirement plans, net of tax	(2,348)	(2,348)
Total accumulated other comprehensive loss	$(6,335)	$(10,776)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6.  Investment Securities

The following tables present information related to the Corporation’s portfolio of investment securities available-for-sale at June 30, 2010 and December 31, 2009.
	June 30, 2010
			Gross Unrealized Losses
	Amortized Cost	Gross Unrealized Gains	Non-Credit OTTI	Other	Estimated Fair Value
	(in thousands)
Investment Securities Available-for-Sale:
U.S. Treasury and agency securities	$150	$—	$—	$—	$150
Federal agency obligations	197,947	1,345	—	(405)	198,887
Obligations of U.S. states and political subdivisions	5,785	8	—	(45)	5,748
Trust preferred securities	27,872	2	(898)	(4,002)	22,974
Collateralized mortgage obligations	4,599	—	(1,402)	—	3,197
Corporate bonds and notes	58,473	116	—	(744)	57,845
Equity securities	6,053	83	—	(660)	5,476
Total	$300,879	$1,554	$(2,300)	$(5,856)	$294,277

	December 31, 2009
			Gross Unrealized Losses
	Amortized Cost	Gross Unrealized Gains	Non-Credit OTTI	Other	Estimated Fair Value
	(in thousands)
Investment Securities Available-for-Sale:
U.S. Treasury and agency securities	$2,089	$—	$—	$—	$2,089
Federal agency obligations	216,640	592	—	(2,647)	214,585
Obligations of U.S. states and political subdivisions	19,688	77	—	(484)	19,281
Trust preferred securities	34,404	113	(2,457)	(5,345)	26,715
Collateralized mortgage obligations	9,637	—	(2,371)	—	7,266
Corporate bonds and notes	23,680	76	—	(1,101)	22,655
Equity securities	5,936	42	—	(445)	5,533
Total	$312,074	$900	$(4,828)	$(10,022)	$298,124

All of the Corporation’s investment securities are classified as available-for-sale at June 30, 2010 and December 31, 2009. Investment securities available-for-sale are reported at fair value with unrealized gains or losses included in equity, net of tax. Accordingly, the carrying value of such securities reflects their fair value at the balance sheet date. Fair value is based upon either quoted market prices, or in certain cases where there is limited activity in the market for a particular instrument, assumptions are made to determine their fair value. See Note 7 of the Notes to Consolidated Financial Statements for a further discussion.

The following table presents information for investment securities available-for-sale at June 30, 2010, based on scheduled maturities. Actual maturities can be expected to differ from scheduled maturities due to prepayment or early call options of the issuer.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6.  Investment Securities—(continued)

	June 30, 2010
	Amortized Cost	Estimated Fair Value
	(in thousands)
Due in one year or less	$1,130	$1,132
Due after one year through five years	33,497	33,503
Due after five years through ten years	27,907	27,278
Due after ten years	144,455	138,821
Mortgage-backed securities (1)	87,837	88,067
Equity securities	6,053	5,476
Total investment securities available-for-sale	$300,879	$294,277

(1) Debt securities without stated maturities.

For the six months ended June 30, 2010, investment securities sold amounted to approximately $362.4 million.  Gross realized gains on investment securities sold amounted to approximately $2.6 million, while gross realized losses on investment securities sold amounted to approximately $179,000 for the period. In addition, for the six months ended June 30, 2010, the Corporation recorded other-than temporary impairment charges of $1,785,000 on two pooled trust preferred securities, $310,000 on one variable rate private label collateralized mortgage obligation (“CMO”), and $3,000,000 on one trust preferred security. For the six months ended June 30, 2009, the Corporation recorded a $140,000 other-than-temporary impairment charge on one corporate bond.

Other-than-Temporarily Impaired Investments

The following summarizes other-than-temporary impairment charges for the periods indicated.

	Six Months Ended
	June 30, 2010	June 30, 2009
	(in thousands)
Debt securities	$5,095	$140
Total other-than-temporary impairment charges	$5,095	$140

The Corporation performs regular analysis on the available-for-sale investment securities portfolio to determine whether a decline in fair value indicates that an investment is other-than-temporarily impaired in accordance with FASB ASC 320-10. FASB ASC 320-10 requires companies to record other-than-temporary impairment (“OTTI”) charges, through earnings, if they have the intent to sell, or if it is more likely than not that they will be required to sell, an impaired debt security before recovery of its amortized cost basis. If the Corporation intends to sell or it is more likely than not it will be required to sell the security before recovery of its amortized cost basis, less any current period credit loss, the OTTI is recognized in earnings equal to the entire difference between the investment’s amortized cost basis and its estimated fair value at the balance sheet date. If the Corporation does not intend to sell the security and it is more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis less any current period loss, and as such, it determines that a decline in fair value is other than temporary, the OTTI is separated into the amount representing the credit loss and the amount related to all other factors. The amount of the OTTI related to the credit loss is determined based on the present value of cash flows expected to be collected and is recognized in earnings. The amount of the total OTTI related to other factors is recognized in other comprehensive income, net of applicable taxes. The previous amortized cost basis less the OTTI recognized in earnings becomes the new amortized cost basis of the investment.

The Corporation’s assessment of whether an impairment is other than temporary includes factors such as whether the issuer has defaulted on scheduled payments, announced a restructuring and/or filed for bankruptcy, has disclosed severe liquidity problems that cannot be resolved, disclosed deteriorating financial condition or sustained significant losses.

The Corporation reviews all securities for potential recognition of other-than-temporary impairment. The Corporation maintains a watch list for the identification and monitoring of securities experiencing problems that require a heightened level of review. This could include credit rating downgrades.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6.  Investment Securities—(continued)

The following table presents detailed information for each trust preferred security held by the Corporation at June 30, 2010 which has at least one rating below investment grade.

Deal Name	Single Issuer or Pooled	Class/ Tranche	Book Value	Estimated Fair Value	Gross Unrealized Gain (Loss)	Lowest Credit Rating Assigned	Number of Banks Currently Performing	Deferrals and Defaults as % of Original Collateral	Expected Deferral/Defaults as % of Remaining Performing Collateral
	(dollars in thousands)
Countrywide Capital IV	Single	—	$1,769	$1,485	$(284)	BB	1	None	None
Countrywide Capital V	Single	—	2,747	2,299	(448)	BB	1	None	None
Countrywide Capital V	Single	—	250	209	(41)	BB	1	None	None
NPB Capital Trust II	Single	—	898	829	(69)	NR	1	None	None
Citigroup Cap IX	Single	—	991	748	(243)	BB-	1	None	None
Citigroup Cap IX	Single	—	1,902	1,443	(459)	BB-	1	None	None
Citigroup Cap XI	Single	—	245	191	(54)	BB-	1	None	None
BFC Capital Trust	Single	—	204	207	3	NR	1	None	None
BAC Capital Trust X	Single	—	2,496	2,099	(397)	BB	1	None	None
NationsBank Cap Trust III	Single	—	1,569	1,052	(517)	BB	1	None	None
ALESCO Preferred Funding VI	Pooled	C2	228	46	(182)	Ca	68	32.5%	51.8%
ALESCO Preferred Funding VII	Pooled	C1	748	32	(716)	Ca	69	28.7%	53.3%

At June 30, 2010, excess subordination as a percentage of remaining performing collateral for the ALESCO Preferred Funding VI and VII investments were -29.2 percent and -30.4 percent, respectively. Excess subordination is the amount of performing collateral above the amount of outstanding collateral underlying each class of the security. The Expected Deferral/Defaults as a Percentage of Remaining Performing Collateral reflects the difference between the performing collateral and the collateral underlying each security divided by the performing collateral. A negative number results when the paying collateral is less than the collateral underlying each class of the security. A low or negative number decreases the likelihood of full repayment of principal and interest accordingly to original contractual terms.

The Corporation owns two pooled trust preferred securities (“Pooled TRUPS”), which consists of securities issued by financial institutions and insurances companies and the Corporation holds the mezzanine tranche of such securities. Senior tranches generally are protected from defaults by over-collateralization and cash flow default protection is generally provided by subordinated tranches, with senior tranches having the greatest protection and mezzanine tranches subordinated to the senior tranches. Analysis of these Pooled TRUPS falls within the scope of ASC 325-40-15, 35 and 55 and the Corporation uses a discounted cash flow model to determine the total OTTI loss. The model considers the structure and term and the financial condition of the underlying issuers. Specifically, the model details interest rates, principal balances of note classes and underlying issuers and the allocation of the payments to the note classes according to a priority of payments specified in the offering circular and indenture. The current estimate of expected cash flows is based on the most recent trustee reports and other relevant market information including announcements of interest payment deferrals or defaults of underlying trust preferred securities. Assumptions used in the model relate to default rates, the default rate timing profile and recovery rates. No prepayments are assumed since these Pooled TRUPS were issued at comparatively tight spreads and as such, there is little incentive, if any, to prepay.

One of the Pooled TRUPS has incurred its fifth interruption of cash flow payments to date. Management reviewed the expected cash flow analysis and credit support to determine if it was probable that all principal and interest would be repaid, and recorded a $466,000 other-than-temporary impairment charge for the six months ended June 30, 2010, which represents approximately 15 percent of the par amount of approximately $3.2 million. The new cost basis for this security is approximately $228,000. The other Pooled TRUPS incurred its third interruption of cash flow payments during the second quarter of 2010. Management determined that an other-than-temporary impairment exists on this security and recorded $677,000 in OTTI charges for the three months ended June 30, 2010. OTTI charges on this security amounted to $1,319,000 for the six months ended June 30, 2010, which represents approximately 44 percent of the par amount of approximately $3.0 million. The new cost basis for this security is approximately $748,000.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6.  Investment Securities—(continued)

Credit Loss Portion of OTTI Recognized in Earnings on Debt Securities

	2010	2009
	(in thousands)
Balance of credit-related OTTI at January 1,	$3,621	$—
Addition:
Credit losses on investment securities for which other-than-temporary impairment was not previously recognized	5,095	140
Reduction:
Credit losses on investment securities sold during the period	(3,000)	—
Balance of credit-related OTTI at June 30,	$5,716	$140

The Corporation owns a variable rate private label CMO, which was also evaluated for impairment. This CMO was originally issued in 2006 and is comprised of 30 year adjustable rate mortgage loans secured by first lien, fully amortizing one-to-four family residential mortgage loans. The tranche purchased was a Super Senior with an original credit rating of AAA/AAA. The top five states geographic concentration comprised in the deal were: California at 18.2 percent, Arizona at 10.5 percent, Virginia at 6.1 percent, Florida at 6.5 percent and Nevada 6.3 percent. No one state exceeded a 25 percent concentration. These states have been heavily impacted by the financial crises and as such have sustained heavy delinquencies affecting the credit rating of the security. Management had applied aggressive default rates to identify if any credit impairment exists, as this bond was downgraded to below investment grade. Although this bond is currently paying principal and interest there was an interruption during the quarter ended June 30, 2010 and as a result the Corporation recorded a loss of principal amounting to $105,000. As such, management determined that an other-than-temporary impairment exists and during the second quarter of 2010 recorded an OTTI charge of $29,000. OTTI charges on this security for the six months ended June 30, 2010 amounted to $310,000. The new cost basis for this security is approximately $4.6 million.

The Corporation’s investment securities portfolio also consists of overnight investments that were made into the Reserve Primary Fund (the “Fund”), a money market fund registered with the Securities and Exchange Commission as an investment company under the Investment Company Act of 1940. In September 2008, the Fund announced that redemptions of shares of the Fund were suspended pursuant to an SEC order so that an orderly liquidation could be effected for the protection of the Fund’s investors. During the fourth quarter of 2009, the Corporation recorded a $364,000, or approximately 1 percent, other-than-temporary impairment charge to earnings relating to this court ordered liquidation of the Fund. Through June 30, 2010, the Corporation has received six distributions from the Fund’s liquidation totaling approximately 99 percent of its outstanding balance. The Corporation’s carrying balance in the Fund as of June 30, 2010 totaled approximately $117,000. During July 2010, the Corporation received a seventh distribution amounting to approximately $147,000.

Temporarily Impaired Investments

For all other investment securities, the Corporation does not believe that the unrealized losses, which were comprised of 61 investment securities as of June 30, 2010, represent an other-than-temporary impairment. The gross unrealized losses associated with U.S. Treasury and Agency securities and Federal agency obligations, mortgage-backed securities, corporate bonds and tax-exempt securities are not considered to be other than temporary because their unrealized losses are related to changes in interest rates and do not affect the expected cash flows of the underlying collateral or issuer.

Factors affecting the market price include credit risk, market risk, interest rates, economic cycles and liquidity risk. The magnitude of any unrealized loss may be affected by the relative concentration of the Corporation’s investment in any one issuer or industry. The Corporation has established policies to reduce exposure through diversification of concentration of the investment portfolio including limits on concentrations to any one issuer. The Corporation believes the investment securities portfolio is prudently diversified.

The decline in value is related to a change in interest rates and subsequent change in credit spreads required for these issues affecting market price. All issues are performing and are expected to continue to perform in accordance with their respective contractual terms and conditions. Short to intermediate average durations and in certain cases monthly principal payments should reduce further market value exposure to increases in rates. The Corporation evaluates all investment securities with unrealized losses quarterly to determine whether the loss is other than temporary.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6.  Investment Securities—(continued)

Unrealized losses in the mortgage-backed securities category consist primarily of U.S. agency and private issue collateralized mortgage obligations. Unrealized losses in the corporate debt securities category consist of single name corporate trust preferred securities, pooled trust preferred securities and corporate debt securities issued by large financial institutions. The decline in fair value is due in large part to the lack of an active trading market for these securities, changes in market credit spreads and rating agency downgrades. For collateralized mortgage obligations, management reviewed expected cash flows and credit support to determine if it was probable that all principal and interest would be repaid. None of the corporate issuers have defaulted on interest payments. Management concluded that these securities, other than the previously mentioned two Pooled TRUPS, a private label CMO, and the investment in the Primary Reserve Funds, were not other-than-temporarily impaired at June 30, 2010. Future deterioration in the cash flow on collateralized mortgage obligations or the credit quality of large financial institution issuers of corporate debt securities could result in impairment charges in the future.

In determining that the investment securities giving rise to the previously mentioned unrealized losses were temporary, the Corporation evaluated the factors cited above, which the Corporation considers when assessing whether a security is other-than-temporarily impaired. In making these evaluations the Corporation must exercise considerable judgment. Accordingly there can be no assurance that the actual results will not differ from the Corporation’s judgments and that such differences may not require the future recognition of other-than-temporary impairment charges that could have a material affect on the Corporation’s financial position and results of operations. In addition, the value of, and the realization of any loss on, an investment security is subject to numerous risks as cited above.

The following tables indicate fair value and gross unrealized losses not recognized in income of temporarily impaired investment securities, including the length of time individual investment securities have been in a continuous unrealized loss position, at June 30, 2010 and December 31, 2009.

	June 30, 2010
	Total		Less Than 12 Months		12 Months or Longer
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
Federal agency obligations	$56,306	$(405)	$45,580	$(255)	$10,726	$(150)
Obligations of U.S. states and political subdivisions	1,950	(45)	1,059	(29)	891	(16)
Trust preferred securities	22,768	(4,900)	1,265	(20)	21,503	(4,880)
Collateralized mortgage obligations	3,197	(1,402)	—	—	3,197	(1,402)
Corporate bonds and notes	29,223	(744)	23,476	(503)	5,747	(241)
Equity securities	1,676	(660)	311	(293)	1,365	(367)
Total temporarily impaired investment securities	$115,120	$(8,156)	$71,691	$(1,100)	$43,429	$(7,056)

	December 31, 2009
	Total		Less Than 12 Months		12 Months or Longer
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
Federal agency obligations	$120,504	$(2,647)	$120,402	$(2,646)	$102	$(1)
Obligations of U.S. states and political subdivisions	7,181	(484)	6,297	(458)	884	(26)
Trust preferred securities	25,253	(7,802)	3,717	(1,234)	21,536	(6,568)
Other debt securities	22,815	(3,472)	11,864	(55)	10,951	(3,417)
Collateralized mortgage obligations	7,266	(2,371)	4,254	—	3,012	(2,371)
Corporate bonds and notes	15,549	(1,101)	7,610	(55)	7,939	(1,046)
Equity securities	1,317	(445)	—	—	1,317	(445)
Total temporarily impaired investment securities	$177,070	$(14,850)	$142,280	$(4,393)	$34,790	$(10,457)

Investment securities having a carrying value of approximately $164.4 million and $185.9 million at June 30, 2010 and December 31, 2009, respectively, were pledged to secure public deposits, short-term borrowings, and Federal Home Loan Bank advances and for other purposes required or permitted by law.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7.  Fair Value Measurements and Fair Value of Financial Instruments

Fair Value Measurements

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

The following information should not be interpreted as an estimate of the fair value of the entire Corporation since a fair value calculation is only provided for a limited portion of the Corporation’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Corporation’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Corporation’s assets measured at fair value on a recurring basis at June 30, 2010 and December 31, 2009.

Investment Securities Available-For-Sale. Where quoted prices are available in an active market, investment securities are classified in Level 1 of the valuation hierarchy. Level 1 inputs include investment securities that have quoted prices in active markets for identical assets. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics, or discounted cash flows. Examples of instruments, which would generally be classified within Level 2 of the valuation hierarchy, include municipal bonds and certain agency collateralized mortgage obligations. In certain cases where there is limited activity in the market for a particular instrument, assumptions must be made to determine their fair value and are classified as Level 3. Due to the inactive condition of the markets amidst the financial crisis, the Corporation treated certain investment securities as Level 3 assets in order to provide more appropriate valuations. For assets in an inactive market, the infrequent trades that do occur are not a true indication of fair value. When measuring fair value, the valuation techniques available under the market approach, income approach and/or cost approach are used. The Corporation’s evaluations are based on market data and the Corporation employs combinations of these approaches for its valuation methods depending on the asset class. In certain cases where there were limited or less transparent information provided by the Corporation’s third-party pricing service, fair value was estimated by the use of secondary pricing services or through the use of non-binding third-party broker quotes.

On a quarterly basis, management reviews the pricing information received from the Corporation’s third-party pricing service. This review process includes a comparison to non-binding third-party broker quotes, as well as a review of market-related conditions impacting the information provided by the Corporation’s third-party pricing service.

Management primarily identifies investment securities which may have traded in illiquid or inactive markets by identifying instances of a significant decrease in the volume and frequency of trades, relative to historical levels, as well as instances of a significant widening of the bid-ask spread in the brokered markets. Investment securities that are deemed to have been trading in illiquid or inactive markets may require the use of significant unobservable inputs. For example, management may use quoted prices for similar investment securities in the absence of a liquid and active market for the securities being valued. As of June 30, 2010 management made adjustments to prices provided by the third-party pricing service as a result of illiquid or inactive markets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7.  Fair Value Measurements and Fair Value of Financial Instruments—(continued)

At June 30, 2010, the Corporation’s two pooled trust preferred securities and a variable rate CMO were classified as Level 3. Market pricing for these Level 3 securities varied widely from one pricing service to another based on the lack of trading. As such, these securities were not considered to have readily observable market data that was accurate to support a fair value as prescribed by FASB ASC 820-10-05. The Corporation determined that significant adjustments using unobservable inputs are required to determine fair value at the measurement date.

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

The fair value as of June 30, 2010 was determined by discounting the expected cash flows over the life of the security. The discount rate was determined by deriving a discount rate when the markets were considered more active for this type of security. To this estimated discount rate, additions were made for more liquid markets and increased credit risk as well as assessing the risks in the security, such as default risk and severity risk. With the exception of one pooled trust preferred security, for which a $3.0 million impairment charge was taken to earnings during the first quarter of 2010, the securities continue to make scheduled cash flows and no material cash flow payment defaults have occurred to date. However, during the quarter ended June 30, 2010 the private label CMO had an interruption of its scheduled principal payments and the Corporation recorded a principal loss of $105,000.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

For financial assets and liabilities measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2010 and December 31, 2009 are as follows:

		Fair Value Measurements at Reporting Date Using
Assets and Liabilities Measured at Fair Value on a Recurring Basis	June 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
U.S. Treasury & agency securities	$150	$150	$—	$—
Federal agency obligations	198,887	27,874	171,013	—
Obligations of U.S. states and political subdivisions	5,748	—	5,748	—
Trust preferred securities	22,974	—	22,896	78
Collateralized mortgage obligations	3,197	—	—	3,197
Corporate bonds and notes	57,845	4,802	53,043	—
Equity securities	5,476	5,476	—	—
Investment securities available-for-sale	$294,277	$38,302	$252,700	$3,275

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7.  Fair Value Measurements and Fair Value of Financial Instruments—(continued)

		Fair Value Measurements at Reporting Date Using
Assets and Liabilities Measured at Fair Value on a Recurring Basis	December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
U.S. Treasury & agency securities	$2,089	$2,089	$—	$—
Federal Agency Obligations	214,585	55,470	159,115	—
Obligations of U.S. states and political subdivisions	19,281	—	19,281	—
Trust preferred securities	26,715	—	24,366	2,349
Other debt securities	29,921	7,248	22,673	—
Collateralized mortgage obligations	7,266	4,254	3,012	—
Corporate bonds and notes	22,655	2,994	19,661	—
Equity securities	5,533	5,533	—	—
Investment securities available-for-sale	$298,124	$70,340	$225,435	$2,349

The following tables present the changes in investment securities available-for-sale with significant unobservable inputs (Level 3) for the three and six months ended June 30, 2010.

Three Months Ended
June 30, 2010
(in thousands)
Balance at April 1, 2010	$8,431
Transfers out of Level 3 (1)	(5,174)
Principal interest deferrals	28
Principal repayments	(314)
Total net (gains) losses for the period included in:
Net income	(3,000)
Other comprehensive income	3,304
Balance at June 30, 2010	$3,275

Net unrealized losses included in net income for the period
relating to assets held at end of period (2)	$(705)

(1)	All transfers into or out of Level 3 are assumed to occur at the end of the reporting period.
(2)	Represents the net impairment losses on securities recognized in earnings in the period.

Six Months Ended
June 30, 2010
(in thousands)
Balance at January 1, 2010	$2,349
Transfers into Level 3 (1)	8,197
Transfers out of Level 3 (1)	(5,174)
Principal interest deferrals	56
Principal repayments	(314)
Total net (gains) losses for the period included in:
Net income	(3,000)
Other comprehensive income	1,161
Balance at June 30, 2010	$3,275

Net unrealized losses included in net income for the period
relating to assets held at end of period (2)	$(5,095)

(1)	All transfers into or out of Level 3 are assumed to occur at the end of the reporting period.
(2)	Represents the net impairment losses on securities recognized in earnings in the period.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7.  Fair Value Measurements and Fair Value of Financial Instruments—(continued)

For the three months ended June 30, 2010, one debt security transferred out of Level 3 assets to Level 1 assets due to a tendered exchange which resulted in an equity holding having available exchange quoted prices in active markets. In addition, one security transferred out of Level 3 assets to Level 2 assets due to the Corporation’s decision to accept the third-party pricing service measurement of fair value which reflects the full term of the financial instrument rather than the use of non-binding third-party broker quotes. Non-binding third-party quotes were used to determine the fair value of this security at March 31, 2010 as a result of the transfer of the security from Level 2 assets to Level 3 assets at that date.

There were no other transfers of investment securities available-for-sale into or out of Level 1 and Level 2 assets measured at fair value during the three and six months ended June 30, 2010.

Loans Held for Sale.  Loans held for sale are required to be measured at the lower of cost or fair value. Under FASB ASC 820-10-05, market value is to represent fair value. Management obtains quotes or bids on all or part of these loans directly from the purchasing financial institutions.  There were no loans held for sale at June 30, 2010 or December 31, 2009.

Assets Measured at Fair Value on a Non-Recurring Basis

For assets measured at fair value on a non-recurring basis, the fair value measurements used at June 30, 2010 and December 31, 2009 were as follows:

		Fair Value Measurements at Reporting Date Using
Assets Measured at Fair Value on a Non-Recurring Basis	June 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Impaired loans	$5,042	$—	$—	$5,042
Other Real Estate Owned	1,780	—	—	1,780
Total	$6,822	$—	$—	$6,822

		Fair Value Measurements at Reporting Date Using
Assets Measured at Fair Value on a Non-Recurring Basis	December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Impaired loans	$5,191	$—	$—	$5,191

The following methods and assumptions were used to estimate the fair values of the Corporation’s assets measured at fair value on a non-recurring basis at June 30, 2010 and December 31, 2009.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7.  Fair Value Measurements and Fair Value of Financial Instruments—(continued)

At June 30, 2010 and December 31, 2009, the fair value of impaired loans consists of the total loan balances of $5,199,000 and $6,756,000 less their specific valuation allowances of $157,000 and $1,565,000, respectively.

Other Real Estate Owned.  Other real estate owned (“OREO”) is measured at fair value less costs to sell. The Corporation believes that the fair value component in its valuation follows the provisions of FASB ASC 820-10-05. The fair value of OREO is determined by sales agreements or appraisals by qualified licensed appraisers approved and hired by the Corporation. Costs to sell associated with OREO is based on estimation per the terms and conditions of the sales agreements or appraisals. At June 30, 2010 the fair value of the OREO amounted to $1,780,000. At December 31, 2009, the Corporation held no OREO.

Fair Value of Financial Instruments

FASB ASC 825-10 requires all entities to disclose the estimated fair value of their financial instrument assets and liabilities. For the Corporation, as for most financial institutions, the majority of its assets and liabilities are considered financial instruments as defined in FASB ASC 825-10. Many of the Corporation’s financial instruments, however, lack an available trading market as characterized by a willing buyer and willing seller engaging in an exchange transaction. It is also the Corporation’s general practice and intent to hold its financial instruments to maturity and to not engage in trading or sales activities except for loans held-for-sale and investment securities available-for-sale. Therefore, significant estimations and assumptions, as well as present value calculations, were used by the Corporation for the purposes of this disclosure.

Estimated fair values have been determined using the best available data and an estimation methodology suitable for each category of financial instruments. For those loans and deposits with floating interest rates, it is presumed that estimated fair values generally approximate the recorded book balances. The estimation methodologies used, the estimated fair values, and the recorded book balances at June 30, 2010 and December 31, 2009, were as follows:

	June 30, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Financial assets:
Cash and cash equivalents	$97,651	$97,651	$89,168	$89,168
Investment securities available-for-sale	294,277	294,277	298,124	298,124
Net loans	713,932	718,752	710,895	717,191
Restricted investment in bank stocks	10,707	10,707	10,672	10,672
Accrued interest receivable	3,838	3,838	4,033	4,033
Financial liabilities:
Non interest-bearing deposits	$138,152	$138,152	$130,518	$130,518
Interest-bearing deposits	664,307	665,088	683,187	683,974
Short-term borrowings	42,662	42,662	46,109	46,109
Long-term borrowings	201,066	219,680	223,144	233,110
Subordinated debentures	5,155	5,155	5,155	5,155
Accrued interest payable	1,665	1,665	1,825	1,825

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

Fair value estimates are based on existing balance sheet financial instruments, without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. Other significant assets and liabilities that are not considered financial assets or liabilities include the deferred taxes, premises and equipment and goodwill. In addition, the tax ramifications related to the realization of unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in the estimates.

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

Note 8. Net Investment in Direct Financing Lease

During the second quarter of 2010, the Corporation entered into a lease of its former operations facility under a direct financing lease. The lease has a 15 year term with no renewal options. According to the terms of the lease, the lessee has an obligation to purchase the property underlying the lease in either year seven (7), ten (10) or fifteen (15) at predetermined prices for those years as provided in the lease. The structure of the minimum lease payments and the purchase prices as provided in the lease provide an inducement to the lessee to purchase the property in year seven (7).

At June 30, 2010, the net investment in direct financing lease consists of a minimum lease receivable of $5,065,000 and unearned interest income of $1,365,000, for a net investment in direct financing lease of $3,700,000.

Minimum future lease receipts of the direct financing lease are as follows:

For years ending December 31,	(in thousands)
2010	$39
2011	156
2012	171
2013	216
2014	216
Thereafter	2,902
Total minimum future lease receipts	$3,700

Note 9.  Components of Net Periodic Pension Cost

The following table sets forth the net periodic pension cost of the Corporation’s pension plan for the periods indicated.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9.  Components of Net Periodic Pension Cost—(continued)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2010	2009	2010	2009

Interest cost	$150	$152	$300	$304
Net amortization and deferral	(71)	(37)	(141)	(74)
Net periodic pension cost	$79	$115	$159	$230

Contributions

The Corporation presently estimates it will contribute $646,000 to its Pension Trust in 2010. The Corporation is currently evaluating the provisions of the Pension Relief Act of 2010 that was enacted June 25, 2010 and under those provisions may make elections that could significantly reduce its 2010 contribution to its Pension Trust.  For the six months ended June 30, 2010, the Corporation contributed $300,000 to its Pension Trust.

Note 10.  Income Taxes

At June 30, 2010 and December 31, 2009, the Corporation had unrecognized tax benefits of $1.6 million and $2.4 million, respectively, which primarily related to uncertainty regarding the sustainability of certain deductions taken in 2009 and to be taken in 2010 and future income tax returns related to the liquidation of the Corporation’s New Jersey REIT subsidiary. To the extent these unrecognized tax benefits are ultimately recognized, they will impact the tax provision and the effective tax rate in a future period. In the first quarter of 2010, the Corporation recognized a tax benefit of $853,000 pertaining to prior uncertain tax positions for 2006 and 2007. For the six months ended June 30, 2010, the Corporation recorded approximately $14,000 in interest expense as a component of tax expense related to the unrecognized tax benefits.

Note 11.  Borrowed Funds

Short-Term Borrowings

Short-term borrowings, which consist primarily of securities sold under agreements to repurchase, Federal Home Loan Bank (“FHLB”) advances and federal funds purchased, generally have maturities of less than one year. The details of these short-term borrowings are presented in the following table.

June 30, 2010
(dollars in thousands)
Average interest rate:
At quarter end	0.50%
For the quarter	0.48%
Average amount outstanding during the quarter	$50,323
Maximum amount outstanding at any month end in the quarter	$54,855
Amount outstanding at quarter end	$42,662

Long-Term Borrowings

Long-term borrowings, which consist primarily of FHLB advances and securities sold under agreements to repurchase, totaled $201.1 million and mature within one to eight years. The FHLB advances are secured by pledges of FHLB stock, 1-4 family mortgages and U.S. government and Federal agency obligations. At June 30, 2010, FHLB advances and securities sold under agreements to repurchase had a weighted average interest rate of 3.97 percent and 5.31 percent, respectively, and are contractually scheduled for repayment as follows:

June 30, 2010
(in thousands)
2010	$30,066
2011	10,000
2013	5,000
Thereafter	156,000
Total	$201,066

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12.  Stockholders’ Equity

On January 12, 2009, the Corporation issued $10 million in nonvoting senior preferred stock to the U.S. Department of Treasury (“Treasury”) under its Capital Purchase Program. As part of the transaction, the Corporation also issued warrants to the Treasury to purchase 173,410 shares of common stock of the Corporation at an exercise price of $8.65 per share. As previously announced, the Corporation's voluntary participation in the Capital Purchase Program represented approximately 50 percent of the dollar amount that the Corporation qualified to receive under the Treasury program. The Corporation believes that its participation in this program strengthened its capital position. The funding will be used to support future loan growth.

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

In July 2009, the Corporation’s Board of Directors authorized a rights offering of up to approximately $11 million of common stock to existing stockholders. As a result of the rights offering, as of October 1, 2009, the Corporation issued 1,137,896 shares of its common stock, at a subscription price of $7.00 per share and for gross proceeds of approximately $8.0 million, to the holders of record of its common stock as of the close of business on September 1, 2009 who exercised their subscription rights. In addition, on October 6, 2009, the Corporation sold 433,532 shares of common stock to standby purchasers for $7.00 per share and for gross proceeds of approximately $3.0 million. The standby purchasers consisted of Lawrence B. Seidman, an existing shareholder and member of the Corporation's Board of Directors, and certain of his affiliates.

As a result of the successful completion of the rights offering in October 2009, the number of shares underlying the warrants held by the Treasury under the Capital Purchase Program was reduced to 86,705 shares, or 50 percent of the original 173,410 shares.

In April 2009, the Corporations’ Board of Directors voted unanimously to reduce its quarterly common cash dividend from $0.09 per share to $0.03 per share, beginning with the second quarter 2009 dividend declaration.

Note 13.  Subordinated Debentures

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

The characteristics of the business trusts and capital securities have not changed with the deconsolidation of the trusts. The capital securities provide an attractive source of funds since they constitute Tier 1 capital for regulatory purposes and have the same tax advantages as debt for Federal income tax purposes.

The subordinated debentures are redeemable in whole or part prior to maturity on January 23, 2034. The floating interest rate on the subordinated debentures is three-month LIBOR plus 2.85 percent and reprices quarterly. The rate at June 30, 2010 was 3.19 percent.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this analysis is to provide the reader with information relevant to understanding and assessing the Corporation’s results of operations for the periods presented herein and financial condition as of June 30, 2010 and December 31, 2009. In order to fully appreciate this analysis, the reader is encouraged to review the consolidated financial statements and accompanying notes thereto appearing elsewhere in this report.

Cautionary Statement Concerning Forward-Looking Statements

This report includes forward-looking statements within the meaning of Sections 27A of the Securities Act of 1933, as amended, and 21E of the Securities Exchange Act of 1934, as amended, that involve inherent risks and uncertainties. This report contains certain forward-looking statements with respect to the financial condition, results of operations, plans, objectives, future performance and business of Center Bancorp Inc. and its subsidiaries, including statements preceded by, followed by or that include words or phrases such as “believes,” “expects,” “anticipates,” “plans,” “trend,” “objective,” “continue,” “remain,” “pattern” or similar expressions or future or conditional verbs such as “will,” “would,” “should,” “could,” “might,” “can,” “may” or similar expressions. There are a number of important factors that could cause future results to differ materially from historical performance and these forward-looking statements. Factors that might cause such a difference include, but are not limited to: (1) competitive pressures among depository institutions may increase significantly; (2) changes in the interest rate environment may reduce interest margins; (3) prepayment speeds, loan origination and sale volumes, charge-offs and loan loss provisions may vary substantially from period to period; (4) general economic conditions may be less favorable than expected; (5) political developments, sovereign debt problems, wars or other hostilities may disrupt or increase volatility in securities markets or other economic conditions; (6) legislative or regulatory changes or actions may adversely affect the businesses in which Center Bancorp is engaged, including, without limitation, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010; (7) changes and trends in the securities markets may adversely impact Center Bancorp; (8) a delayed or incomplete resolution of regulatory issues could adversely impact planning by Center Bancorp; (9) the impact on reputation risk created by the developments discussed above on such matters as business generation and retention, funding and liquidity could be significant; and (10) the outcome of regulatory and legal investigations and proceedings may not be anticipated. Further information on other factors that could affect the financial results of Center Bancorp is included in Item 1A. of Center Bancorp’s Annual Report on Form 10-K and this Current report on Form 10-Q and in Center Bancorp’s other filings with the Securities and Exchange Commission. These documents are available free of charge at the Commission’s website at http://www.sec.gov and/or from Center Bancorp.

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

Other-Than-Temporary Impairment of Securities

Securities are evaluated on at least a quarterly basis, and more frequently when market conditions warrant such an evaluation, to determine whether a decline in their value is other-than-temporary. FASB ASC 320-10-65 clarifies the interaction of the factors that should be considered when determining whether a debt security is other–than-temporarily impaired. For debt securities, management assesses whether (a) it has the intent to sell the security and (b) it is more likely than not that it will be required to sell the security prior to its anticipated recovery. These steps are done before assessing whether the entity will recover the cost basis of the investment. Previously, this assessment required management to assert it has both the intent and the ability to hold a security for a period of time sufficient to allow for anticipated recovery in fair value to avoid recognizing an other-than-temporary impairment. This change does not affect the need to forecast recovery of the value of the security through either cash flows or market price.

In instances when a determination is made that an other-than-temporary impairment exists but the investor does not intend to sell the debt security and it is not more likely than not that it will be required to sell the debt security prior to its anticipated recovery, FASB ASC 320-10-65 changes the presentation and amount of the other-than-temporary impairment recognized in the income statement. The other-than-temporary impairment is separated into (a) the amount of the total other-than-temporary impairment related to a decrease in cash flows expected to be collected from the debt security (the credit loss) and (b) the amount of the total other-than-temporary impairment related to all other factors. The amount of the total other-than-temporary impairment related to the credit loss is recognized in earnings. The amount of the total other-than-temporary impairment related to all other factors is recognized in other comprehensive income. Other-than-temporary impairment charges on certain investment securities totaling approximately $5.1 million were recognized in earnings for the six months ended June 30, 2010. For the six months ended June 30, 2009, the Corporation recorded $140,000 of other-than temporary-impairment charges on investment securities.

Fair Value of Investment Securities

FASB ASC 820-10-35 clarifies the application of the provisions of FASB ASC 820-10-05 in an inactive market and how an entity would determine fair value in an inactive market. The Corporation applied the guidance in FASB ASC 820-10-35 when determining fair value for the Corporation’s private label collateralized mortgage obligations, pooled trust preferred securities and single name corporate trust preferred securities. See Note 7 of the Notes to Consolidated Financial Statements for further discussion.

FASB ASC 820-10-65 provides additional guidance for estimating fair value in accordance with FASB ASC 820-10-05 when the volume and level of activity for the asset or liability have significantly decreased. This ASC also includes guidance on identifying circumstances that indicate a transaction is not orderly.

Goodwill

The Corporation adopted the provisions of FASB ASC 350-10, which requires that goodwill be reported separate from other intangible assets in the Consolidated Statements of Condition and not be amortized but rather tested for impairment annually or more frequently if impairment indicators arise. No impairment charge was deemed necessary for the six months ended June 30, 2010 and 2009.

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

Fluctuations in the actual outcome of these future tax consequences could impact the Corporation’s consolidated financial condition or results of operations.  Note 10 of the Notes to Consolidated Financial Statements includes additional discussion on the accounting for income taxes.

Earnings

Net income for the three months ended June 30, 2010 amounted to $2,014,000 compared to net income of $1,201,000 for the comparable three-month period ended June 30, 2009. The Corporation recorded earnings per diluted common share of $0.13 for the three months ended June 30, 2010 as compared with earnings of $0.08 per diluted common share for the same three months in 2009. Dividends and accretion relating to the preferred stock issued to the U.S. Treasury reduced earnings by approximately $0.01 per fully diluted common share for both periods. The annualized return on average assets was 0.69 percent for the three months ended June 30, 2010, compared to 0.40 percent for three months ended June 30, 2009. The annualized return on average stockholders’ equity was 7.60 percent for the three-month period ended June 30, 2010, compared to 5.35 percent for the three months ended June 30, 2009.

Net income for the six months ended June 30, 2010 amounted to $2,295,000, compared to net income of $2,000,000 for the comparable six-month period ended June 30, 2009.  Earnings per diluted common share of $0.14 for the six months ended June 30, 2010 compared with earnings of $0.13 per diluted common share for the six months ended June 30, 2009.  Dividends and accretion relating to the preferred stock issued to the U.S. Treasury reduced earnings by approximately $0.02 per fully diluted common share for both periods.  The annualized return on average assets was 0.39 percent for the six months ended June 30, 2010, compared to 0.35 percent for six months ended June 30, 2009.  The annualized return on average stockholders’ equity was 4.36 percent for the six-month period ended June 30, 2010, compared to 4.43 percent for the six months ended June 30, 2009.

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

The following table presents the components of net interest income on a fully tax-equivalent basis for the periods indicated.

Net Interest Income
(tax-equivalent basis)

	Three Months Ended June 30,				Six Months Ended June 30,
			Increase	Percent			Increase	Percent
(dollars in thousands)	2010	2009	(Decrease)	Change	2010	2009	(Decrease)	Change
Interest income:
Investment securities	$2,976	$3,478	$(502)	(14.4)	$6189	$6,408	$(219)	(3.4)
Loans, including net costs	9,419	9,211	208	2.3	18,787	18,313	474	2.6
Restricted investment in bank stocks, at cost	122	143	(21)	(14.7)	273	230	43	18.7
Total interest income	12,517	12,832	(315)	(2.5)	25,249	24,951	298	1.2
Interest expense:
Time deposits $100 or more	340	989	(649)	(65.6)	754	1,767	(1,013)	(57.3)
All other deposits	1,235	2,552	(1,317)	(51.6)	2,498	4,829	(2,331)	(48.3)
Borrowings	2,256	2,538	(282)	(11.1)	4,742	5,046	(304)	(6.0)
Total interest expense	3,831	6,079	(2,248)	(37.0)	7,994	11,642	(3,648)	(31.3)
Net interest income on a fully tax-equivalent basis	8,686	6,753	1,933	28.6	17,255	13,309	3,946	29.6
Tax-equivalent adjustment (1)	(29)	(126)	97	(77.0)	(89)	(303)	214	(70.6)
Net interest income	$8,657	$6,627	$2,030	30.6	$17,166	$13,006	$4,160	32.0

(1)   Computed using a federal income tax rate of 34 percent.

Net interest income on a fully tax-equivalent basis increased $2.0 million or 30.6 percent to $8.7 million for the three months ended June 30, 2010 as compared to the same period in 2009. For the three months ended June 30, 2010, the net interest margin increased 64 basis points to 3.37 percent from 2.73 percent during the three months ended June 30, 2009. For the three months ended June 30, 2010, a decrease in the average yield on interest-earning assets of 33 basis points was more than offset by a decrease in the average cost of interest-bearing liabilities of 84 basis points, which increased the Corporation’s net interest spread by 51 basis points for the period. On a quarterly linked sequential basis, net interest spread decreased 1 basis point and net interest margin increased by 2 basis points, respectively. Net interest spread and margin have been impacted by a high level of uninvested excess cash, which accumulated due to strong deposit growth experienced predominantly over the last nine months of 2009. This represented growth in the Corporation’s customer base and enhanced the Corporation’s liquidity position while the Corporation continued to expand its earning assets base.

Net interest income on a fully tax-equivalent basis increased $4.2 million or 32.0 percent to $17.2 million for the six months ended June 30, 2010 as compared to the same period in 2009. For the six months ended June 30, 2010, the net interest margin increased 60 basis points to 3.37 percent from 2.77 percent during the six months ended June 30, 2009. For the six months ended June 30, 2010, a decrease in the average yield on interest-earning assets of 25 basis points was more than offset by a decrease in the average cost of interest-bearing liabilities of 84 basis points, which increased the Corporation’s net interest spread by 59 basis points for the period.

For the three-month period ended June 30, 2010, interest income on a tax-equivalent basis decreased by $315,000 or 2.5 percent compared to the same three-month period in 2009. This decrease in interest income was due primarily to volume increases in the investment securities and loan portfolios which was more than offset by a decline in yields due to the new volume being recorded at lower rates in a lower interest rate environment. Average investment volume, including short-term investments and restricted investment in bank stocks, increased during the current three-month period by $9.4 million, to $313.9 million, compared to the second quarter of 2009. The loan portfolio increased on average $31.4 million, to $718.1 million, from an average of $686.7 million in the same quarter in 2009, primarily driven by growth in commercial loans and commercial real estate business related sectors of the loan portfolio. The average loan portfolio represented approximately 69.6 percent of average interest-earning assets during the second quarter of 2010 compared to 69.3 percent in the same quarter in 2009.

For the six-month period ended June 30, 2010, interest income on a tax-equivalent basis increased by $298,000 or 1.2 percent from the comparable six-month period in 2009. This increase was due primarily to increases in the investment securities and loan portfolios offset in part by a decline in yields due to the new volume being recorded at lower rates in a lower interest rate environment. Average investment volume, including short-term investments and restricted investment in bank stocks, decreased during the current six-month period by $33.1 million, to $312.2 million, compared to the second quarter of 2009. The average loan portfolio increased $29.6 million, to $712.9 million, from $683.3 million for the same six months in 2009, primarily driven by growth in commercial loans and commercial real estate. The average loan portfolio represented approximately 69.5 percent of average interest-earning assets during the first six months of 2010 compared to 71.0 percent for the same six months in 2009.

The Federal Open Market Committee (“FOMC”) reduced rates seven times during 2008 for a total of 400 basis points, and since then has held rates at historically low levels. These actions by the FOMC and the continuing low interest rate environment have allowed the Corporation to further reduce liability costs during 2010.

For the three months ended June 30, 2010, interest expense declined $2.2 million, or 37.0 percent from the same period in 2009. The average rate of interest-bearing liabilities decreased 84 basis points to 1.67 percent for the three months ended June 30, 2010, from 2.51 percent for the three months ended June 30, 2009. At the same time, average interest-bearing liabilities decreased by $53.1 million. The decrease in average interest-bearing liabilities during the three months ended June 30, 2010 was primarily in time deposits of $108.7 million and was largely offset by an increase in savings deposits of $26.6, other interest-bearing deposits of $21.5 million, $4.0 million in money market accounts and $3.5 million in other borrowings.  Since 2008 and into 2010, steps have been taken to improve the Corporation’s net interest margin by allowing the runoff of certain high rate deposits and to position the Corporation for further high cost cash outflows. The result was an improvement in the Corporation’s cost of funds. As a result of these factors, for the three months ended June 30, 2010, the Corporation’s net interest spread on a tax-equivalent basis increased to 3.18 percent, from 2.67 percent for the three months ended June 30, 2009.

For the six months ended June 30, 2010, interest expense declined $3.6 million, or 31.3 percent from the same period in 2009. The average rate of interest-bearing liabilities decreased 84 basis points to 1.73 percent for the six months ended June 30, 2010, from 2.57 percent for the six months ended June 30, 2009. At the same time, average interest-bearing liabilities increased by $16.3 million. The increase in average interest-bearing liabilities during the six months ended June 30, 2010 reflected runoff in time deposits of $71.0 million that was more than offset primarily by increases in lower costing savings deposits of $50.7 million and other interest-bearing deposits of $24.0 million.   The result of this was an improvement in the Corporation’s cost of funds for the period. As a result of these factors, for the six months ended June 30, 2010, the Corporation’s net interest spread on a tax-equivalent basis increased to 3.20 percent, from 2.61 percent for the six months ended June 30, 2009.

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

Analysis of Variance in Net Interest Income Due to Volume and Rates

	Three Months Ended June 30, 2010 and 2009 Increase (Decrease) Due to Change In:			Six Months Ended June 30, 2010 and 2009 Increase (Decrease) Due to Change In:
(tax-equivalent basis, in thousands)	Average Volume	Average Rate	Net Change	Average Volume	Average Rate	Net Change

Interest-earning assets:
Investment securities:
Taxable	$304	$(520)	$(216)	$1,145	$(735)	$410
Tax-exempt	(259)	(27)	(286)	(591)	(38)	(629)
Loans	415	(207)	208	881	(407)	474
Restricted investment in bank stocks	3	(24)	(21)	7	36	43
Total interest-earning assets	463	(778)	(315)	1,442	(1,144)	298

Interest-bearing liabilities:
Money market deposits	16	(247)	(231)	31	(475)	(444)
Savings deposits	100	(383)	(283)	315	(595)	(280)
Time deposits	694	(1,959)	(1,265)	(765)	(1,440)	(2,205)
Other interest-bearing deposits	68	(255)	(187)	158	(573)	(415)
Borrowings and subordinated debentures	34	(316)	(282)	164	(468)	(304)
Total interest-bearing liabilities	912	(3,160)	(2,248)	(97)	(3,551)	(3,648)
Change in net interest income	$(449)	$2,382	$1,933	$1,539	$2,407	$3,946

The following tables, “Average Statements of Condition with Interest and Average Rates”, present for the three   and six months ended June 30, 2010 and 2009 the Corporation’s average assets, liabilities and stockholders’ equity. The Corporation’s net interest income, net interest spread and net interest margin are also reflected.

Average Statements of Condition with Interest and Average Rates

	Three Months Ended June 30,
	2010			2009
(tax-equivalent basis)	Average Balance	Interest Income/ Expense	Average Rate	Average Balance	Interest Income/ Expense	Average Rate
	(dollars in thousands)
Assets
Interest-earning assets:
Investment securities (1):
Taxable	$296,929	$2,891	3.89%	$268,840	$3,107	4.62%
Tax-exempt	6,270	85	5.42	25,117	371	5.91
Loans (2)	718,078	9,419	5.25	686,675	9,211	5.37
Restricted investment in bank stocks	10,706	122	4.56	10,525	143	5.43
Total interest-earning assets	1,031,983	12,517	4.85	991,157	12,832	5.18
Non interest-earning assets:
Cash and due from banks	71,335			123,289
Bank-owned life insurance	26,680			24,416
Intangible assets	17,001			17,078
Other assets	35,826			46,711
Allowance for loan losses	(8,362)			(6,891)
Total non interest-earning assets	142,480			204,603
Total assets	$1,174,463			$1,195,760
Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Money market deposits	$125,851	$257	0.82%	$121,850	$488	1.60%
Savings deposits	161,901	314	0.78	135,335	597	1.76
Time deposits	214,669	703	1.31	323,393	1,968	2.43
Other interest-bearing deposits	157,187	301	0.77	135,664	488	1.44
Short-term and long-term borrowings	251,699	2,216	3.52	248,155	2,490	4.01
Subordinated debentures	5,155	40	3.10	5,155	48	3.72
Total interest-bearing liabilities	916,462	3,831	1.67	969,552	6,079	2.51
Non interest-bearing liabilities:
Demand deposits	139,328			121,150
Other non interest-bearing deposits	431			332
Other liabilities	12,295			14,921
Total non interest-bearing liabilities	152,054			136,403
Stockholders’ equity	105,947			89,805
Total liabilities and stockholders’ equity	$1,174,463			$1,195,760
Net interest income (tax-equivalent basis)		8,686			6,753
Net interest spread			3.18%			2.67%
Net interest margin (3)			3.37%			2.73%
Tax-equivalent adjustment (4)		(29)			(126)
Net interest income		$8,657			$6,627

(1)	Average balances are based on amortized cost.
(2)	Average balances include loans on non-accrual status.
(3)	Net interest income as a percentage of total average interest-earning assets.
(4)	Computed using a federal income tax rate of 34 percent.

Average Statements of Condition with Interest and Average Rates

	Six Months Ended June 30,
	2010			2009
(tax-equivalent basis)	Average Balance	Interest Income/ Expense	Average Rate	Average Balance	Interest Income/ Expense	Average Rate
	(dollars in thousands)
Assets
Interest-earning assets:
Investment securities (1):
Taxable	$292,264	$5,927	4.06%	$238,496	$5,517	4.63%
Tax-exempt	9,322	262	5.63	30,231	891	5.89
Loans (2)	712,914	18,787	5.27	683,333	18,313	5.36
Restricted investment in bank stocks	10,639	273	5.13	10,378	230	4.43
Total interest-earning assets	1,025,139	25,249	4.93	962,438	24,951	5.18
Non interest-earning assets:
Cash and due from banks	75,623			85,420
Bank-owned life insurance	26,548			23,730
Intangible assets	17,010			17,089
Other assets	40,620			45,658
Allowance for loan losses	(8,363)			(6,639)
Total non interest-earning assets	151,438			165,258
Total assets	$1,176,577			$1,127,696
Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Money market deposits	$121,131	$493	0.81%	$117,147	$937	1.60%
Savings deposits	161,825	632	0.78	111,083	912	1.64
Time deposits	221,746	1,544	1.39	292,752	3,748	2.56
Other interest-bearing deposits	155,814	584	0.75	131,765	999	1.52
Short-term and long-term borrowings	257,626	4,662	3.62	249,129	4,940	3.97
Subordinated debentures	5,155	79	3.06	5,155	106	4.11
Total interest-bearing liabilities	923,297	7,994	1.73	907,031	11,642	2.57
Non interest-bearing liabilities:
Demand deposits	137,285			118,228
Other non interest-bearing deposits	382			326
Other liabilities	10,318			11,762
Total non interest-bearing liabilities	147,985			130,316
Stockholders’ equity	105,295			90,349
Total liabilities and stockholders’ equity	$1,176,577			$1,127,696
Net interest income (tax-equivalent basis)		17,255			13,309
Net interest spread			3.20%			2.61%
Net interest margin (3)			3.37%			2.77%
Tax-equivalent adjustment (4)		(89)			(303)
Net interest income		$17,166			$13,006

(1)	Average balances are based on amortized cost.
(2)	Average balances include loans on non-accrual status.
(3)	Net interest income as a percentage of total average interest-earning assets.
(4)	Computed using a federal income tax rate of 34 percent.

Investment Portfolio

At June 30, 2010, the principal components of the investment securities portfolio were U.S. Treasury and U.S. Government agency obligations, federal agency obligations including mortgage-backed securities, obligations of U.S. states and political subdivisions, corporate bonds and notes, and other debt and equity securities.

The Corporation’s investment securities portfolio also consists of overnight investments that were made into the Reserve Primary Fund (the “Fund”), a money market fund registered with the Securities and Exchange Commission as an investment company under the Investment Company Act of 1940. On September 22, 2008, the Fund announced that redemptions of shares of the Fund were suspended pursuant to an SEC order so that an orderly liquidation could be effected for the protection of the Fund’s investors. During the fourth quarter of 2009, the Corporation recorded a $364,000 other-than-temporary impairment charge to earnings relating to this court ordered liquidation. Through June 30, 2010, the Corporation has received six distributions from the Fund, totaling approximately 99 percent of its outstanding balance at June 30, 2010.  The Corporation’s carrying balance in the Fund as of June 30, 2010 was approximately $117,000. During July 2010, the Corporation received a seventh distribution amounting to approximately $147,000.

During the six months ended June 30, 2010, approximately $362.4 million in investment securities were sold from the available-for-sale portfolio. The cash flow from the sale of investment securities was primarily used to fund loans and purchase new securities. The Corporation’s sales from its available-for-sale investment portfolio were made in the ordinary course of business.

For the three months ended June 30, 2010, average investment securities increased $9.2 million to approximately $303.2 million, or 29.4 percent of average interest-earning assets, from $294.0 million on average, or 29.7 percent of average interest-earning assets, in the comparable period in 2009. For the six months ended June 30, 2010, average investment securities increased $32.9 million to approximately $301.6 million, or 29.4 percent of average interest-earning assets, from $268.7 million, or 27.9 percent of average interest-earning assets, in the comparable period in 2009. The Corporation has a continuing strategy to maintain the overall size of the investment securities portfolio, as a percentage of interest-earning assets, at a lower level with a focus instead on loan growth.

During the three-month period ended June 30, 2010, the volume-related factors applicable to the investment portfolio increased interest income by approximately $45,000 while rate-related changes resulted in a decrease in interest income of approximately $493,000 from the same period in 2009. The tax-equivalent yield on investments decreased by 80 basis points to 3.93 percent from a yield of 4.73 percent during the comparable period in 2009.

During the six-month period ended June 30, 2010, the volume-related factors applicable to the investment portfolio increased interest income by approximately $554,000 while rate-related changes resulted in a decrease in interest income of approximately $773,000 from the same period in 2009. The average tax-equivalent yield on investments decreased by 67 basis points to 4.10 percent from a yield of 4.77 percent during the comparable period in 2009.

For the six months ended June 30, 2010, the Corporation recorded a $5.1 million other-than-temporary impairment charge on four bond holdings in the investment securities portfolio. For the six months ended June 30, 2009, the Corporation recorded a $140,000 other-than-temporary impairment charge on one bond holding. See Note 6 of the Notes to the Consolidated Financial Statements.

At June 30, 2010, net unrealized losses on investment securities available-for-sale, which is carried as a component of accumulated other comprehensive loss and included in stockholders’ equity, net of tax, amounted to $4.0 million as compared with net unrealized losses of $8.4 million at December 31, 2009. The gross unrealized losses associated with U.S. Treasury and Agency securities and Federal agency obligations, mortgage-backed securities, corporate bonds and tax-exempt securities are not considered to be other than temporary because their unrealized losses are related to changes in interest rates and do not affect the expected cash flows of the underlying collateral or issuer.

Loan Portfolio

Lending is one of the Corporation’s primary business activities. The Corporation’s loan portfolio consists of commercial, residential and retail loans, serving the diverse customer base in its market area. The composition of the Corporation’s portfolio continues to change due to the local economy. Factors such as the economic climate, interest rates, real estate values and employment all contribute to these changes. Growth is generated through business development efforts, repeat customer requests for new financings, penetration into existing markets and entry into new markets.

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

At June 30, 2010, total loans amounted to $722.5 million, an increase of $2.9 million or 0.41 percent as compared to December 31, 2009. The growth occurred primarily in the commercial loan portfolio, which is the Corporation’s current strategic focus. Commercial real estate loan growth was nominal during the second quarter of 2010 and was more than offset by runoff in the residential real estate portfolio. Total gross loans recorded in the quarter included $19.3 million of new loans and $19.3 million in advances, partially offset by payoffs and principal payments of $26.9 million.

At June 30, 2010, the Corporation had $7.4 million in outstanding loan commitments which are expected to fund over the next 90 days.

Average total loans increased $31.4 million or 4.6 percent for the three months ended June 30, 2010 as compared to the same period in 2009, while the loan portfolio yield decreased by 12 basis points as compared with 2009. The decrease in the average yield on loans was primarily the result of lower market interest rates on the repricing of existing loans and the origination of new loans. The increase in average total loan volume was due primarily to increased customer activity and new lending relationships. The volume-related factors during the period contributed increased revenue of $415,000, while the rate-related changes decreased revenue by $207,000.

Average total loans for the six months ended June 30, 2010 increased $29.6 million or 4.3 percent as compared to the same period in 2009.  The average yield on loans decreased 9 basis points in the current six-month period compared to the same period in 2009.

Allowance for Loan Losses and Related Provision

The purpose of the allowance for loan losses (the “allowance”) is to absorb the impact of losses inherent in the loan portfolio. Additions to the allowance are made through provisions charged against current operations and through recoveries made on loans previously charged-off. The allowance for loan losses is maintained at an amount considered adequate by management to provide for probable credit losses inherent in the loan portfolio based upon a periodic evaluation of the portfolio’s risk characteristics. In establishing an appropriate allowance, an assessment of the individual borrowers, a determination of the value of the underlying collateral, a review of historical loss experience and an analysis of the levels and trends of loan categories, delinquencies and problem loans are considered. Such factors as the level and trend of interest rates and current economic conditions and peer group statistics are also reviewed. Given the extraordinary economic volatility impacting national, regional and local markets, the Corporation’s analysis of its allowance for loan losses takes into consideration the potential impact that current trends may have on the Corporation’s borrower base.

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

At June 30, 2010, the level of the allowance was $8,595,000 as compared to $8,711,000 at December 31, 2009. Provisions to the allowance for the six-month period ended June 30, 2010 totaled $1,721,000 compared to $1,577,000 for the comparable period in 2009. Net charge-offs were $325,000 and $8,000 for the three months ended June 30, 2010 and 2009, respectively, bringing the Corporation’s net charge-offs to $1,837,000 for the first six months of 2010 compared to $914,000 for the same period in 2009. The charge-offs for the 2010 and 2009 six-month periods primarily resulted from one commercial construction loan which was placed into non-accrual status during the first quarter of 2009.

The level of the allowance during the respective periods of 2010 and 2009 reflects the credit quality within the loan portfolio, the loan volume recorded during the periods, the Corporation’s focus on the changing composition of the commercial and residential real estate loan portfolios and other related factors.

The allowance for loan losses as a percentage of total loans amounted to 1.19 percent and 1.21 percent at June 30, 2010 and December 31, 2009, respectively. In management’s view, the level of the allowance at June 30, 2010 is adequate to cover losses inherent in the loan portfolio. Management’s judgment regarding the adequacy of the allowance constitutes a “Forward-Looking Statement” under the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from management’s analysis, based principally upon the factors considered by management in establishing the allowance.

Changes in the allowance for loan losses are presented in the following table for the periods indicated.

	Six Months Ended June 30,
	2010	2009
	(dollars in thousands)
Average loans for the period	$712,914	$683,333
Total loans at end of period	722,527	694,214

Analysis of the Allowance for Loan Losses:
Balance—beginning of year	$8,711	$6,254
Charge-offs:
Commercial loans	(1,172)	(900)
Residential mortgage loans	(645)	(4)
Installment loans	(33)	(13)
Total charge-offs	(1,850)	(917)
Recoveries:
Commercial loans	8	—
Residential mortgage loans	1	—
Installment loans	4	3
Total recoveries	13	3
Net charge-offs	(1,837)	(914)
Provision for loan losses	1,721	1,577
Balance—end of period	$8,595	$6,917
Ratio of net charge-offs during the period to average loans during the period (1)	0.52%	0.27%
Allowance for loan losses as a percentage of total loans	1.19%	1.00%

(1) Annualized.

Asset Quality

The Corporation manages asset quality and credit risk by maintaining diversification in its loan portfolio and through review processes that include analysis of credit requests and ongoing examination of outstanding loans, delinquencies, and potential problem loans, with particular attention to portfolio dynamics and mix. The Corporation strives to identify loans experiencing difficulty early enough to correct the problems, to record charge-offs promptly based on realistic assessments of current collateral values and cash flows, and to maintain an adequate allowance for loan losses at all times.

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

Non-Performing Assets and Troubled Debt Restructured Loans

Non-performing loans include non-accrual loans and accruing loans past due 90 days or more. Non-accrual loans represent loans on which interest accruals have been suspended. In general, it is the policy of management to consider the charge-off of loans at the point they become past due in excess of 90 days, with the exception of loans that are both well-secured and in the process of collection. Non-performing assets include non-performing loans and other real estate owned. Troubled debt restructured loans represent loans on which a concession was granted to a borrower, such as a reduction in interest rate which is lower than the current market rate for new debt with similar risks, or modified repayment terms, and are performing under the restructured terms.

The following table sets forth, as of the dates indicated, the amount of the Corporation’s non-accrual loans, accruing loans past due 90 days or more, other real estate owned and troubled debt restructured loans.

	June 30, 2010	December 31, 2009
	(in thousands)
Non-accrual loans	$7,312	$11,245
Accruing loans past due 90 days or more	336	39
Total non-performing loans	7,648	11,284
Other real estate owned, net	1,780	—
Total non-performing assets	$9,428	$11,284
Troubled debt restructured loans	$9,388	$966

The decrease of $3.9 million in non-accrual loans at June 30, 2010 from December 31, 2009 was primarily attributable to the transfer of $1.8 million to other real estate owned and charge-offs related to one commercial real estate construction project of industrial warehouses.

Other real estate owned at June 30, 2010 amounted to $1.8 million which consisted of one residential property that is under contract of sale subject to contingencies that are undergoing resolution. The Corporation held no other real estate owned at December 31, 2009.

Troubled debt restructured loans at June 30, 2010 totaled $9.4 million, increasing $8.4 million from the total of $966,000 at December 31, 2009 due to the addition of four restructurings, offset in part by the removal of three restructured loans that reverted to their original contract terms. All troubled debt restructured loans at June 30, 2010 and December 31, 2009 were performing under the restructured terms.

Overall credit quality in the Bank’s loan portfolio at June 30, 2010 remains relatively strong and has improved from December 31, 2009. However, the weak economy has impacted several potential problem loans. Other known “potential problem loans” (as defined by SEC regulations), other than those loans identified in the table above, as of June 30, 2010 have been identified and internally risk-rated as assets specially mentioned or substandard. Such loans amounted to $18.2 million and $20.0 million at June 30, 2010 and December 31, 2009, respectively. These loans are considered potential problem loans due to a variety of changing conditions affecting the credits, including general economic conditions and/or conditions applicable to the specific borrowers. All such loans are currently performing. The Corporation has no foreign loans.

At June 30, 2010, other than the loans set forth above, the Corporation is not aware of any loans which present serious doubts as to the ability of its borrowers to comply with present loan repayment terms and which are expected to fall into one of the categories set forth in the tables or descriptions above.

Other Income

The following table presents the principal categories of other income for the periods indicated.

	Three Months Ended June 30,				Six Months Ended June 30,
			Increase	Percent			Increase	Percent
(dollars in thousands)	2010	2009	(Decrease)	Change	2010	2009	(Decrease)	Change

Service charges, commissions and fees	$459	$440	$19	4.3	$889	$889	$—	—
Annuities and insurance	23	45	(22)	(48.9)	116	85	31	36.5
Bank-owned life insurance	264	257	7	2.7	528	475	53	11.2
Net investment securities gains (losses)	657	1,710	(1,053)	(61.6)	(2,687)	2,310	(4,997)	(216.3)
All other	79	99	(20)	(20.2)	187	176	11	6.3
Total other income (charges)	$1,482	$2,551	$(1,069)	(41.9)	$(967)	$3,935	$(4,902)	(124.6)

For the three-month period ended June 30, 2010, total other income amounted to $1.5 million compared to total other income of $2.6 million for the comparable quarter of 2009. The decrease of $1.1 million was primarily as a result of a decrease in net investment securities gains. During the second quarter of 2010, the Corporation recorded net investment securities gains of $657,000 as compared to net investment securities gains of $1,710,000 for the same period last year. Net investment securities gains in the second quarter of 2010 included $1,362,000 in net gains on the sale of investment securities, offset by $705,000 in other-than-temporary impairment charges on investment securities. Excluding net investment securities gains, the Corporation recorded other income of $825,000 for the three months ended June 30, 2010, compared to $841,000 for the three months ended June 30, 2009, a decrease of $16,000 or 1.9 percent, which was primarily due to a decrease in annuities and insurance fees.

For the six months ended June 30, 2010, total other income amounted to a net charge of $967,000 compared to total other income of $3.9 million for the comparable 2009 period. The decrease of $4.9 million was the result of net investment securities losses of $2.7 million for the six months ended June 30, 2010 compared to net investment securities gains of $2.3 million for the comparable six-month period in 2009. Excluding net investment securities gains (losses), total other income amounted to $1.7 million for the first half of 2010 compared with $1.6 million for the same 2009 period. The increase of approximately $95,000 was primarily due to higher income on bank-owned life insurance and commissions from sales of mutual funds and annuities.

Other Expense

The following table presents the principal categories of other expense for the periods indicated.

	Three Months Ended June 30,				Six Months Ended June 30,
			Increase	Percent			Increase	Percent
(dollars in thousands)	2010	2009	(Decrease)	Change	2010	2009	(Decrease)	Change

Salaries and employee benefits	$2,727	$2,507	$220	8.8	$5,384	$4,900	$484	9.9
Occupancy and equipment	734	902	(168)	(18.6)	1,623	2,020	(397)	(19.7)
FDIC insurance	458	940	(482)	(51.3)	1,076	1,305	(229)	(17.5)
Professional and consulting	422	236	186	78.8	696	448	248	55.4
Stationery and printing	90	102	(12)	(11.8)	174	172	2	1.2
Marketing and advertising	105	141	(36)	(25.5)	197	271	(74)	(27.3)
Computer expense	340	228	112	49.1	680	442	238	53.8
Other real estate owned expense	43	1,375	(1,332)	(96.9)	43	1,408	(1,365)	(96.9)
All other	1,349	883	466	52.8	2,787	1,667	1,120	67.2
Total other expense	$6,268	$7,314	$(1,046)	(14.3)	$12,660	$12,633	$27	0.2

For the three months ended June 30, 2010, total other expense decreased $1.0 million, or 14.3 percent, from the comparable three months ended June 30, 2009. A decrease in other real estate owned expense of $1.3 million was the primary reason.  For the six months ended June 30, 2010, total other expense increased $27,000, or 0.2 percent from the same period in 2009. A decrease in other real estate owned expense of $1.4 million was largely offset by an increase in all other expense of $1.1 million.

Salaries and employee benefits expense for the quarter ended June 30, 2010 increased $220,000 or 8.8 percent over the comparable period last year. For the six months ended June 30, 2010, salaries and employee benefits expense increased $484,000, or 9.9 percent. The increases for both periods were primarily due to annual performance increases in salaries, increases in healthcare costs and minor increases in staffing. Full-time equivalent staffing levels were 163 at June 30, 2010, 160 at December 31, 2009 and 155 at June 30, 2009.

Occupancy and equipment expense for the quarter ended June 30, 2010 decreased $168,000, or 18.6 percent, from the comparable three-month period in 2009. The decrease for the quarter was primarily attributable to expense reductions pertaining to the Corporation’s former operations facility that resulted from vacating and leasing the facility. For the six months ended June 30, 2010, occupancy and equipment expense decreased $397,000 or 19.7 percent from the same period last year. The decrease was primarily attributable to reductions of $144,000 in depreciation expense, $195,000 in building and equipment maintenance expense and $45,000 in real estate taxes.

FDIC insurance expense decreased $482,000 or 51.3% for the three months ended June 30, 2010 compared to the same period in 2009. This was primarily due to the Corporation’s share of an industry-wide special FDIC assessment recorded in the second quarter of 2009. In addition, approximately $160,000 of the decrease was due to a reversal of expense for an overestimation of risk-based premiums applicable to the first half of 2010. For the six months ended June 30, 2010, FDIC insurance expense decreased $229,000 or 17.5% compared to the same period in 2009.

Professional and consulting expense for the three months ended June 30, 2010 increased $186,000 or 78.8 percent compared to the comparable quarter of 2009.  Expense increases primarily occurred in legal fees and consulting fees. For the six months ended June 30, 2010 professional and consulting expense increased $248,000, or 55.4 percent, from the comparable period in 2009.  The increase in expense for the period was primarily attributable to higher legal expenses in 2010.

Marketing and advertising expense for the three months ended June 30, 2010 decreased $36,000 or 25.5 percent, from the comparable period in 2009.  For the six months ended June 30, 2010, marketing and advertising expense was down $74,000, or 27.3 percent compared to the same period in 2009.

Computer expense for the three-month period ended June 30, 2010 increased $112,000, or 49.1 percent, compared to the same quarter of 2009.  For the six months ended June 30, 2010, computer expense was up $238,000, or 53.8 percent, from the same period in 2009. The increase was due primarily to fees paid to the Corporation’s outsourced information technology service provider. This strategic outsourcing agreement has significantly improved operating efficiencies and reduced other overhead.

Other real estate expense for the three and six months ended June 30, 2010, amounted to $43,000, compared to $1.4 million for the respective periods in 2009.

All other expense for the three months ended June 30, 2010 increased $466,000, or 52.8 percent, compared to the same quarter of 2009. This increase was primarily due to a loss on fixed assets of $437,000 in connection with the Corporation engaging in a direct financing lease of its former operations facility. Other expense for the six months ended June 30, 2010 increased $1.1 million, or 67.2 percent, which included a one-time termination fee in the first quarter of 2010 of $594,000 on a structured securities repurchase agreement and the $437,000 loss on fixed assets which was recorded in the second quarter of 2010.

Provision for Income Taxes

For the quarter ended June 30, 2010, the Corporation recorded income tax expense of $1.1 million, compared with $507,000 for the quarter ended June 30, 2009. The effective tax rates for the quarterly periods ended June 30, 2010 and 2009 were 34.8 percent and 29.7 percent, respectively.

For the six months ended June 30, 2010, income tax amounted to a benefit of $477,000 compared with income tax expense of $731,000 for the comparable period in 2009. The first quarter of 2010 included the recognition of a tax benefit of $853,000 pertaining to prior uncertain tax positions for 2006 and 2007. The effective tax rates for the respective six-month periods ended June 30, 2010 and 2009 were -26.2 percent and 26.8 percent, respectively.

Recent Accounting Pronouncements

Note 4 of the Notes to Consolidated Financial Statements discusses the expected impact of accounting pronouncements recently issued or proposed but not yet required to be adopted.

Asset and Liability Management

Asset and Liability management encompasses an analysis of market risk, the control of interest rate risk (interest sensitivity management) and the ongoing maintenance and planning of liquidity and capital. The composition of the Corporation’s statement of condition is planned and monitored by the Asset and Liability Committee (“ALCO”). In general, management’s objective is to optimize net interest income and minimize market risk and interest rate risk by monitoring the components of the statement of condition and the interaction of interest rates.

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

The Corporation’s interest rate sensitivity position in each time frame may be expressed as assets less liabilities, as liabilities less assets, or as the ratio between rate sensitive assets (“RSA”) and rate sensitive liabilities (“RSL”). For example, a short-funded position (liabilities repricing before assets) would be expressed as a net negative position, when period gaps are computed by subtracting repricing liabilities from repricing assets. When using the ratio method, a RSA/RSL ratio of 1 indicates a balanced position, a ratio greater than 1 indicates an asset-sensitive position and a ratio less than 1 indicates a liability-sensitive position.

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

At June 30, 2010, the Corporation reflected a positive interest sensitivity gap with an interest sensitivity ratio of 1.42:1.00 at the cumulative one-year position. Based on management’s perception of interest rates remaining low through 2010, emphasis has been, and is expected to continue to be placed, on lowering liability costs while extending the maturities of liabilities in order to insulate the net interest spread from rising interest rates in the future. However, no assurance can be given that this objective will be met.

Estimates of Fair Value

The estimation of fair value is significant to a number of the Corporation’s assets, including loans held for sale and available-for-sale investment securities. These are all recorded at either fair value or the lower of cost or fair value. Fair values are volatile and may be influenced by a number of factors. Circumstances that could cause estimates of the fair value of certain assets and liabilities to change include a change in prepayment speeds, discount rates, or market interest rates. Fair values for most available-for-sale investment securities are based on quoted market prices. If quoted market prices are not available, fair values are based on judgments regarding future expected loss experience, current economic condition risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature, involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

Impact of Inflation and Changing Prices

The financial statements and notes thereto presented elsewhere herein have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of operations; unlike most industrial companies, nearly all of the Corporation’s assets and liabilities are monetary. As a result, interest rates have a greater impact on performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

Liquidity

The liquidity position of the Corporation is dependent primarily on successful management of the Bank’s assets and liabilities so as to meet the needs of both deposit and credit customers. Liquidity needs arise principally to accommodate possible deposit outflows and to meet customers’ requests for loans. Scheduled principal loan repayments, maturing investments, short-term liquid assets and deposit inflows, can satisfy such needs. The objective of liquidity management is to enable the Corporation to maintain sufficient liquidity to meet its obligations in a timely and cost-effective manner.

Management monitors current and projected cash flows, and adjusts positions as necessary to maintain adequate levels of liquidity. By using a variety of potential funding sources and staggering maturities, the risk of potential funding pressure is reduced. Management also maintains a detailed contingency funding plan designed to respond adequately to situations which could lead to stresses on liquidity. Management believes that the Corporation has the funding capacity to meet the liquidity needs arising from potential events. In addition to pledgeable securities, the Corporation also maintains borrowing capacity through the Federal Reserve Bank Discount Window and the Federal Home Loan Bank of New York secured with loans and marketable securities.

The Corporation’s primary sources of short-term liquidity consist of cash and cash equivalents and unpledged investment securities available-for-sale.

At June 30, 2010, the Parent Corporation had $1.9 million in cash and short-term investments compared to $3.2 million at December 31, 2009. Expenses at the Parent Corporation are moderate and management believes that the Parent Corporation presently has adequate liquidity to fund its obligations.

Certain provisions of long-term debt agreements, primarily subordinated debt, prevent the Corporation from creating liens on, disposing of or issuing voting stock of subsidiaries. As of June 30, 2010, the Corporation was in compliance with all covenants and provisions of these agreements.

Deposits

Total deposits decreased to $802.5 million at June 30, 2010 from $813.7 million at December 31, 2009. Total non interest-bearing deposits increased from $130.5 million at December 31, 2009 to $138.2 million at June 30, 2010, an increase of $7.6 million or 5.9 percent. Interest-bearing demand, savings and time deposits decreased a total of $18.9 million at June 30, 2010 as compared to December 31, 2009. The decrease in total deposits was primarily the result of our concerted effort to reduce our time deposits. Time deposits $100,000 and over decreased $34.9 million as compared to year-end 2009 primarily due to a decrease in CDARS Reciprocal deposits. Time deposits $100,000 and over represented 13.7 percent of total deposits at June 30, 2010 compared to 17.8 percent at December 31, 2009.

Core Deposits

The Corporation derives a significant proportion of its liquidity from its core deposit base. Total demand deposits, savings and money market accounts of $629.4 million at June 30, 2010 increased by $32.7 million, or 5.5 percent, from December 31, 2009. At June 30, 2010, total demand deposits, savings and money market accounts were 78.4 percent of total deposits compared to 73.3 percent at year-end 2009. Alternatively, the Corporation uses a more stringent calculation for the management of its liquidity positions internally, which calculation consists of total demand, savings accounts and money market accounts (excluding money market accounts greater than $100,000 and time deposits) as a percentage of total deposits. This number increased by $35.0 million, or 9.2 percent, from $379.3 million at December 31, 2009 to $414.3 million at June 30, 2010 and represented 51.6 percent of total deposits at June 30, 2010 as compared with 46.6 percent at December 31, 2009.

The following table depicts the Corporation’s core deposit mix at June 30, 2010 and December 31, 2009.

	June 30, 2010		December 31, 2009		Dollar Change
	Amount	Percentage	Amount	Percentage	2010 vs. 2009
	(dollars in thousands)
Non interest-bearing demand	$138,152	33.3%	$130,518	34.4%	$7,634
Interest-bearing demand	176,284	42.6	156,738	41.3	19,546
Regular savings	67,662	16.3	58,240	15.4	9,422
Money market deposits under $100	32,163	7.8	33,795	8.9	(1,632)
Total core deposits	$414,261	100.0%	$379,291	100.0%	$34,970
Total deposits	$802,459		$813,705		$(11,246)
Core deposits to total deposits		51.6%		46.6%

Borrowings

Total borrowings amounted to $243.7 million at June 30, 2010, reflecting a decrease of $25.5 million from December 31, 2009. The decrease was primarily the result of the maturity of a Federal Home Loan Bank advance and the termination of a structured repurchase agreement. Overnight customer repurchase transactions covering commercial customer sweep accounts totaled $42.7 million at June 30, 2010, compared with $46.1 million at December 31, 2009. This shift in the volume of repurchase agreements also accounted for a portion of the change in non interest-bearing commercial checking accounts during the period.

Subordinated Debentures

On December 19, 2003, Center Bancorp Statutory Trust II, a statutory business trust and wholly-owned subsidiary of Center Bancorp, Inc., issued $5.0 million of MMCapS capital securities to investors due on January 23, 2034. The trust loaned the proceeds of this offering to the Corporation and received in exchange $5.2 million of the Parent Corporation’s subordinated debentures. The subordinated debentures are redeemable in whole or part. The floating interest rate on the subordinated debentures is three-month LIBOR plus 2.85 percent and reprices quarterly. The rate at June 30, 2010 was 3.19 percent. The capital securities qualify as Tier 1 capital.

Cash Flows

The Consolidated Statements of Cash Flows present the changes in cash and cash equivalents resulting from the Corporation’s operating, investing and financing activities. During the six months ended June 30, 2010, cash and cash equivalents increased by $8.5 million. Net cash of $9.8 million was provided by operating activities, namely, net income as adjusted to net cash. Net income of $2.3 million was adjusted principally by other-than-temporary impairment losses on securities of $5.1 million, net gains on investment securities of $2.4 million, provision for loan losses of $1.7 million, and a decrease in other assets of $1.9 million. Net cash provided by investing activities amounted to approximately $36.5 million, provided primarily from net investment securities transactions. Net cash of $37.9 million was used in financing activities, used primarily by the funding of decreases in deposits and borrowings during the period.

Stockholders’ Equity

Total stockholders’ equity amounted to $107.4 million, or 8.98 percent of total assets, at June 30, 2010, compared to $101.7 million or 8.51 percent of total assets at December 31, 2009. Book value per common share was $6.71 at June 30, 2010, compared to $6.32 at December 31, 2009. Tangible book value (i.e., total stockholders’ equity less preferred stock, goodwill and other intangible assets) per common share was $5.54 at June 30, 2010, compared to $5.15 at December 31, 2009.

Tangible book value per share is a non-GAAP financial measure and represents tangible stockholders’ equity (or tangible book value) calculated on a per common share basis. The Corporation believes that a disclosure of tangible book value per share may be helpful for those investors who seek to evaluate the Corporation’s book value per share without giving effect to goodwill and other intangible assets. The following table presents a reconciliation of total book value per share to tangible book value per share as of June 30, 2010 and December 31, 2009.

	June 30,	December 31,
	2010	2009
	(in thousands, except for share data)
Stockholders’ equity	$107,419	$101,749
Less: Preferred stock	9,659	9,619
Less: Goodwill and other intangible assets	16,990	17,028
Tangible common stockholders’ equity	$80,770	$75,102

Book value per common share	$6.71	$6.32
Less: Goodwill and other intangible assets	1.17	1.17
Tangible book value per common share	$5.54	$5.15

In January 2009, the Corporation issued $10 million in nonvoting senior preferred stock to the U.S. Department of Treasury under its Capital Purchase Program. As part of the transaction, the Corporation also issued warrants to the U.S. Treasury to purchase 173,410 shares of common stock of the Corporation at an exercise price of $8.65 per share. The Corporation's voluntary participation in the Capital Purchase Program represented approximately 50 percent of the dollar amount that the Corporation qualified to receive under the U. S. Treasury program.

In October 2009, the Corporation successfully raised approximately $11 million in a rights offering to existing stockholders and private placement with its standby purchaser. As a result of the successful completion of the rights offering, the number of shares underlying the warrants held by the U.S. Treasury under the Capital Purchase Program was reduced by 50 percent, to 86,705 shares.

During the three and six months ended June 30, 2010, the Corporation had no purchases of common stock associated with its stock buyback program. At June 30, 2010, there were 652,868 shares available for repurchase under the Corporation’s stock buyback program. As described in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2009, as amended, the Corporation is restricted from repurchasing its Common Stock while its issued preferred stock is held by the U. S. Treasury.

Capital Adequacy and Regulatory Capital

The maintenance of a solid capital foundation is a primary goal for the Corporation. Accordingly, capital plans and dividend policies are monitored on an ongoing basis. The Corporation’s objective of the capital planning process is to effectively balance the retention of capital to support future growth with the goal of providing stockholders with an attractive long-term return on their investment.

The Corporation and the Bank are subject to regulatory guidelines establishing minimum capital standards that involve quantitative measures of assets, and certain off-balance sheet items, as risk-adjusted assets under regulatory accounting practices.

The following is a summary of regulatory capital amounts and ratios as of June 30, 2010 for the Corporation and the Bank, compared with minimum capital adequacy requirements and the regulatory requirements for classification as a well-capitalized depository institution.

	Center Bancorp, Inc.		For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Provisions
At June 30, 2010	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)

Tier 1 leverage capital	$98,986	8.57%	$47,215	4.00%	N/A	N/A
Tier 1 risk-based capital	98,986	11.34%	34,930	4.00%	N/A	N/A
Total risk-based capital	107,617	12.32%	69,859	8.00%	N/A	N/A

	Union Center National Bank		For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Provisions
At June 30, 2010	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)

Tier 1 leverage capital	$97,684	8.46%	$47,166	4.00%	$58,109	5.00%
Tier 1 risk-based capital	97,684	11.19%	34,911	4.00%	$52,366	6.00%
Total risk-based capital	106,315	12.18%	69,821	8.00%	$87,277	10.00%

N/A - not applicable

Tier 1 leverage capital excludes the effect of FASB ASC 320-10-05, which amounted to $3.6 million of net unrealized losses, after tax, on securities available-for-sale (reported as a component of accumulated other comprehensive income which is included in stockholders’ equity) and goodwill and intangible assets of $17.0 million as of June 30, 2010.

The Office of the Comptroller of the Currency (“OCC”) has established higher minimum capital ratios for the Bank effective as of December 31, 2009: Tier 1 leverage capital of 8.0 percent, Tier 1 risk-based capital of 10.0 percent and Total risk-based capital of 12.0 percent. As of June 30, 2010, management believes that each of the Bank and the Corporation meet all capital adequacy requirements to which it is subject, including those established for the Bank by the OCC.

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

The financial marketplace is rapidly changing and currently is in flux. The U.S. Treasury and banking regulators have implemented, and may continue to implement, a number of programs under new legislation to address capital and liquidity issues in the banking system. In addition, new financial system reform legislation may affect banks’ abilities to compete in the marketplace. It is difficult to assess whether these programs and actions will have short-term and/or long-term positive effects.

Banks are no longer the only place to obtain loans, nor the only place to keep financial assets. The banking industry has lost market share to other financial service providers. The future is predicated on the Corporation’s ability to adapt its products, provide superior customer service and compete in an ever-changing marketplace.

Net interest income, the primary source of earnings, is impacted favorably or unfavorably by changes in interest rates. Although the impact of interest rate fluctuations can be mitigated by appropriate asset/liability management strategies, significant changes in interest rates can have a material adverse impact on profitability.

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

The primary tool used by management to measure and manage interest rate exposure is a simulation model. Use of the model to perform simulations reflecting changes in interest rates over multiple-year time horizons enables management to develop and initiate strategies for managing exposure to interest rate risk. In its simulations, management estimates the impact on net interest income of various changes in interest rates. Projected net interest income sensitivity to movements in interest rates is modeled based on a ramped rise and fall in interest rates based on a parallel yield curve shift over a twelve month time horizon and then maintained at those levels over the remainder of the model time horizon, which provides a rate shock to the two-year period and beyond. The model is based on the actual maturity and repricing characteristics of interest rate-sensitive assets and liabilities. The model incorporates assumptions regarding earning asset and deposit growth, prepayments, interest rates and other factors.

Management believes that both individually and taken together, these assumptions are reasonable, but the complexity of the simulation modeling process results in a sophisticated estimate, not an absolutely precise calculation of exposure. For example, estimates of future cash flows must be made for instruments without contractual maturities or payment schedules.

Based on the results of the interest simulation model as of June 30, 2010, and assuming that management does not take action to alter the outcome, the Corporation would expect an increase of 2.26 percent in net interest income if interest rates increased by 200 basis points from current rates in a gradual and parallel rate ramp over a twelve month period. These results and other analyses indicate to management that the Corporation’s net interest income is presently minimally sensitive to rising interest rates.

Based on management’s perception that financial markets will continue to be volatile, interest rates that are projected to continue at low levels will generate increased downward repricing of earning assets. Emphasis has been, and is expected to continue to be, placed on interest-sensitivity matching with an overall objective of improving the net interest spread and margin during 2010. However, no assurance can be given that this objective will be met.

Equity Price Risk

The Corporation is exposed to equity price risk inherent in its portfolio of publicly traded equity securities, which had an estimated fair value of approximately $0.7 million at June 30, 2010 and $0.3 million at December 31, 2009. We monitor equity investment holdings for impairment on a quarterly basis. In the event that the carrying value of the equity investment exceeds its fair value, and the decline in value is determined to be to be other than temporary, the carrying value is reduced to its current fair value by recording a charge to current operations. For the three and six months ended June 30, 2010, the Corporation recorded no other-than-temporary impairment charges on its equity security holdings.

Item 4. Controls and Procedures

a) Disclosure controls and procedures. As of the end of the Corporation’s most recently completed fiscal quarter covered by this report, the Corporation carried out an evaluation, with the participation of the Corporation’s management, including the Corporation’s chief executive officer and chief financial officer, of the effectiveness of the Corporation’s disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-15. Based upon that evaluation, the Corporation’s chief executive officer and chief financial officer concluded that the Corporation’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Corporation in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and are operating in an effective manner and that such information is accumulated and communicated to management, including the Corporation’s chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Item 1A. Risk Factors

Except for the risk factor detailed below, there have been no material changes in risk factors from those disclosed under Item 1A, “Risk Factors” in Center Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2009.

The recently enacted Dodd-Frank Act may adversely impact the Corporation’s results of operations, financial condition or liquidity.

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the "Dodd-Frank Act"), was signed into law. The Dodd-Frank Act represents a comprehensive overhaul of the financial services industry within the United States, establishes the new federal Bureau of Consumer Financial Protection (the "BCFP"), and will require the BCFP and other federal agencies to implement many new and significant rules and regulations. At this time, it is difficult to predict the extent to which the Dodd-Frank Act or the resulting rules and regulations will impact the Corporation’s and the Bank’s business. Compliance with these new laws and regulations will likely result in additional costs, and may adversely impact the Corporation’s results of operations, financial condition or liquidity.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Through June 30, 2010, the Corporation has purchased 1,386,863 common shares at an average cost per share of $11.44 under stock buyback programs announced in 2006 and 2007. The repurchased shares were recorded as Treasury Stock, which resulted in a decrease in stockholders’ equity. During the six months ended June 30, 2010, there were no shares repurchased.

Item 6. Exhibits

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer of the Corporation Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer of the Corporation Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer of the Corporation Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer of the Corporation Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf, by the undersigned, thereunto duly authorized.

CENTER BANCORP, INC.
(Registrant)

By:	/s/ Anthony C. Weagley	By:	/s/ Stephen J. Mauger
	Anthony C. Weagley President and Chief Executive Officer		Stephen J. Mauger Vice President, Treasurer and Chief Financial Officer

	Date: August 6, 2010		Date: August 6, 2010