Form 10-Q
period 2010-09-30
CENTER BANCORP INC
filed 2010-11-09
CIK 712771

UNITED STATES OF AMERICA
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

                                   (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2010

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, no par value:	16,289,832 shares
(Title of Class)	(Outstanding as of October 31, 2010)

i

PART I – FINANCIAL INFORMATION

The following unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and, accordingly, do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2010, or for any other interim period. The Center Bancorp, Inc. 2009 Annual Report on Form 10-K, as amended, should be read in conjunction with these financial statements. Amendment No. 2 (and subsequent amendments) to that Annual Report contains restated financial statements as of and for the year ended December 31, 2009.

Item 1. Financial Statements

CENTER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CONDITION

(in thousands, except for share data)	September 30, 2010	December 31, 2009
	(Unaudited)
ASSETS
Cash and due from banks	$75,478	$89,168
Investment securities	362,683	298,124
Loans	701,936	719,606
Less: Allowance for loan losses	8,770	8,711
Net loans	693,166	710,895
Restricted investment in bank stocks, at cost	10,255	10,672
Premises and equipment, net	13,178	17,860
Accrued interest receivable	4,091	4,033
Bank-owned life insurance	27,636	26,304
Goodwill	16,804	16,804
Prepaid FDIC assessments	4,042	5,374
Other real estate owned	1,927	—
Other assets	12,018	16,254
Total assets	$1,221,278	$1,195,488

LIABILITIES
Deposits:
Non interest-bearing	$147,213	$130,518
Interest-bearing:
Time deposits $100 and over	114,019	144,802
Interest-bearing transaction, savings and time deposits $100 and less	575,670	538,385
Total deposits	836,902	813,705
Short-term borrowings	36,386	46,109
Long-term borrowings	191,027	223,144
Subordinated debentures	5,155	5,155
Accounts payable and accrued liabilities	7,456	5,626
Due to brokers for investment securities	22,195	—
Total liabilities	1,099,121	1,093,739

STOCKHOLDERS’ EQUITY
Preferred stock, $1,000 liquidation value per share, authorized 5,000,000 shares; issued 10,000 shares at September 30, 2010 and December 31, 2009	9,680	9,619
Common stock, no par value, authorized 25,000,000 shares; issued 18,477,412 shares at September 30, 2010 and 16,762,412 shares at December 31, 2009; outstanding 16,289,832 shares at September 30, 2010 and 14,572,029 shares at December 31, 2009	110,056	97,908
Additional paid in capital	4,942	5,650
Retained earnings	19,750	17,068
Treasury stock, at cost (2,187,580 common shares at September 30, 2010 and 2,190,383 common shares at December 31, 2009)	(17,698)	(17,720)
Accumulated other comprehensive loss	(4,573)	(10,776)
Total stockholders’ equity	122,157	101,749
Total liabilities and stockholders’ equity	$1,221,278	$1,195,488

See accompanying notes to consolidated financial statements.

CENTER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except for share data)	2010	2009	2010	2009
Interest income
Interest and fees on loans	$9,378	$9,255	$28,165	$27,568
Interest and dividends on investment securities:
Taxable interest	2,464	3,874	8,337	9,333
Tax-exempt interest	21	185	194	773
Dividends	43	27	97	85
Dividends on restricted investment in bank stocks	129	150	402	380
Total interest income	12,035	13,491	37,195	38,139
Interest expense
Interest on certificates of deposit $100 or more	282	1,077	1,036	2,844
Interest on other deposits	1,213	2,362	3,712	7,191
Interest on borrowings	2,158	2,611	6,899	7,657
Total interest expense	3,653	6,050	11,647	17,692
Net interest income	8,382	7,441	25,548	20,447
Provision for loan losses	1,307	280	3,028	1,857
Net interest income after provision for loan losses	7,075	7,161	22,520	18,590
Other income
Service charges, commissions and fees	535	464	1,424	1,353
Annuities and insurance commissions	3	17	119	102
Bank-owned life insurance	429	273	957	748
Other	135	68	322	244
Other-than-temporary impairment losses on investment securities	(23)	(1,878)	(8,495)	(2,018)
Portion of losses recognized in other comprehensive income, before taxes	—	478	3,377	478
Net other-than-temporary impairment losses on investment securities	(23)	(1,400)	(5,118)	(1,540)
Net gains on sale of investment securities	1,056	889	3,464	3,339
Net investment securities gains (losses)	1,033	(511)	(1,654)	1,799
Total other income	2,135	311	1,168	4,246
Other expense
Salaries and employee benefits	2,721	2,529	8,106	7,429
Occupancy and equipment	754	862	2,377	2,882
FDIC insurance	510	320	1,586	1,625
Professional and consulting	153	190	849	638
Stationery and printing	68	81	242	253
Marketing and advertising	36	75	234	346
Computer expense	320	220	1,001	662
Other real estate owned	20	30	63	1,438
Loss on fixed assets, net	—	—	427	—
Repurchase agreement termination fee	—	—	594	—
All other	860	879	2,622	2,546
Total other expense	5,442	5,186	18,101	17,819
Income before income tax expense	3,768	2,286	5,587	5,017
Income tax expense	1,629	751	1,153	1,482
Net Income	2,139	1,535	4,434	3,535
Preferred stock dividends and accretion	146	148	437	425
Net income available to common stockholders	$1,993	$1,387	$3,997	$3,110
Earnings per common share
Basic	$0.14	$0.11	$0.27	$0.24
Diluted	$0.14	$0.11	$0.27	$0.24
Weighted Average Common Shares Outstanding
Basic	14,649,397	13,000,601	14,599,919	12,995,481
Diluted	14,649,397	13,005,101	14,601,478	12,998,211

See accompanying notes to consolidated financial statements.

CENTER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

(in thousands, except for share data)	Preferred Stock	Common Stock	Additional Paid In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance—December 31, 2008	$—	$86,908	$5,204	$16,309	$(17,796)	$(8,912)	$81,713
Comprehensive income:
Net income				3,535			3,535
Other comprehensive loss, net of tax						(759)	(759)
Total comprehensive income							2,776
Proceeds from issuance of preferred stock & warrants	9,539		461				10,000
Accretion of discount on preferred stock	60			(60)			—
Cash dividends on preferred stock				(365)			(365)
Cash dividends declared on common stock ($0.15 per share)				(1,950)			(1,950)
Exercise of stock options (9,289 shares)			(19)		76		57
Issuance cost of common stock				(10)			(10)
Taxes related to stock-based compensation			(57)				(57)
Stock-based compensation expense			63				63
Balance—September 30, 2009	$9,599	$86,908	$5,652	$17,459	$(17,720)	$(9,671)	$92,227

Balance—December 31, 2009	$9,619	$97,908	$5,650	$17,068	$(17,720)	$(10,776)	$101,749
Comprehensive income:
Net income				4,434			4,434
Other comprehensive income, net of tax						6,203	6,203
Total comprehensive income							10,637
Accretion of discount on preferred stock	61			(61)			—
Issuance of common stock				(4)			(4)
Proceeds from common stock offering (1,715,000 shares)		12,148	(758)				11,390
Cash dividends on preferred stock				(375)			(375)
Cash dividends declared on common stock ($0.09 per share)				(1,312)			(1,312)
Restricted stock award (2,803 shares)			3		22		25
Tax benefit related to stock-based compensation			8				8
Stock-based compensation expense			39				39
Balance—September 30, 2010	$9,680	$110,056	$4,942	$19,750	$(17,698)	$(4,573)	$122,157

See accompanying notes to consolidated financial statements.

CENTER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(in thousands)	Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities:
Net income	$4,434	$3,535
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of premiums and accretion of discounts on investment securities, net	1,400	532
Depreciation and amortization	874	1,092
Stock-based compensation	39	63
Provision for loan losses	3,028	1,857
Provision for deferred taxes	193	57
Net other-than-temporary impairment losses on investment securities	5,118	1,540
Gains on sales of investment securities, net	(3,464)	(3,339)
Loans originated for resale	(3,293)	(5,438)
Proceeds from sale of loans held for sale	3,351	5,442
Gains on sale of loans held for sale	(58)	(4)
Net loss on sales and dispositions of premises and equipment	427	—
Net loss on other real estate owned	—	905
Increase in accrued interest receivable	(58)	(488)
Decrease in prepaid FDIC insurance assessments	1,332	—
Increase in cash surrender value of bank-owned life insurance	(957)	(748)
Decrease in other assets	1,949	3,349
Increase in other liabilities	10	1,963
Net cash provided by operating activities	14,325	10,318
Cash flows from investing activities:
Investment securities available-for-sale:
Purchases	(620,693)	(590,224)
Sales	547,733	422,569
Maturities, calls and principal repayments	37,605	40,647
Net redemption (purchase) of restricted investment in bank stocks	417	(443)
Net decrease (increase) in loans	16,474	(40,866)
Purchases of premises and equipment	(266)	(697)
Capital expenditure addition to other real estate owned	—	(476)
Redemption of bank-owned life insurance	5,610	—
Purchase of bank-owned life insurance	(6,000)	(2,475)
Proceeds from life insurance death benefit	15	—
Proceeds from sale of other real estate owned	—	3,520
Proceeds from sale of premises and equipment	1	1
Net cash used in investing activities	(19,104)	(168,444)
Cash flows from financing activities:
Net increase in deposits	23,197	301,620
Net (decrease) increase in short-term borrowings	(9,723)	7,028
Repayments of long-term borrowings	(32,117)	(114)
Proceeds from issuance of preferred stock and warrants	—	10,000
Cash dividends on preferred stock	(375)	(300)
Cash dividends on common stock	(1,312)	(2,728)
Proceeds from issuance of common stock from common stock offerings	12,148	—
Issuance cost of common stock from common stock offerings	(758)	—
Issuance cost of common stock	(4)	(10)
Issuance cost of restricted stock award	25	—
Proceeds from exercise of stock options	—	57
Tax benefit (expense) related to stock-based compensation	8	(57)
Net cash (used in) provided by financing activities	(8,911)	315,496
Net change in cash and cash equivalents	(13,690)	157,370
Cash and cash equivalents at beginning of year	89,168	15,031
Cash and cash equivalents at end of period	$75,478	$172,401
Supplemental disclosures of cash flow information:
Cash payments for:
Interest paid on deposits and borrowings	$12,193	$17,557
Income taxes	433	254
Supplemental disclosures of non-cash investing activities:
Trade date accounting settlements for investments, net	$22,195	$6,417
Tr Transfer of loans to other real estate owned	1,927	—
Net investment in direct financing lease	3,700	—

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

Earnings per common share have been computed based on the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2010	2009	2010	2009
Net income	$2,139	$1,535	$4,434	$3,535
Preferred stock dividends and accretion	146	148	437	425
Net income available to common shareholders	$1,993	$1,387	$3,997	$3,110
Basic weighted average common shares outstanding	14,649	13,001	14,600	12,995
Plus: effect of dilutive options and warrants	—	4	1	3
Diluted weighted average common shares outstanding	14,649	13,005	14,601	12,998
Earning per common share:
Basic	$0.14	$0.11	$0.27	$0.24
Diluted	$0.14	$0.11	$0.27	$0.24

Note 3.  Stock-Based Compensation

The Corporation maintains two stock-based compensation plans from which new grants could be issued. The Corporation’s stock option plans permit Parent Corporation common stock to be issued to key employees and directors of the Corporation and its subsidiaries. The options granted under the plans are intended to be either incentive stock options or non-qualified options. Under the 2009 Equity Incentive Plan, a total of 397,197 shares are available for issuance. Under the 2003 Non-Employee Director Stock Option Plan, a total of 425,092 shares remain available for grant under the plan as of September 30, 2010 and are authorized for issuance. Such shares may be treasury shares, newly issued shares or a combination thereof.

Options have been granted to purchase common stock principally at the fair market value of the stock at the date of grant. Options are exercisable over a three year vesting period starting one year after the date of grant and generally expire ten years from the date of grant.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3.  Stock-Based Compensation—(continued)

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

For the nine months ended September 30, 2010, the Corporation’s income before income taxes and net income were reduced by $39,000 and $16,000, respectively, as a result of the compensation expense related to stock options. For the nine months ended September 30, 2009, the Corporation’s income before income taxes and net income were reduced by $63,000 and $38,000, respectively, as a result of such expense.

Under the principal option plans, the Corporation may also grant restricted stock awards to certain employees. Restricted stock awards are non-vested stock awards. Restricted stock awards are independent of option grants and are generally subject to forfeiture if employment terminates prior to the release of the restrictions. Such awards generally vest within 30 days to five years from the date of grant. During that period, ownership of the shares cannot be transferred. Restricted stock has the same cash dividend and voting rights as other common stock and is considered to be currently issued and outstanding. The Corporation expenses the cost of restricted stock awards, which is determined to be the fair market value of the shares at the date of grant, ratably over the period during which the restrictions lapse. There were no restricted stock awards outstanding at September 30, 2010 and 2009.

There were 38,203 shares of common stock underlying granted options for both the nine months ended September 30, 2010 and 2009. The fair value of share-based payment awards was estimated using the Black-Scholes option pricing model with the following assumptions and weighted average fair values at the time the grants were awarded:

	Nine Months Ended September 30,
	2010	2009
Weighted average fair value of grants	$2.16	$1.48
Risk-free interest rate	2.29%	1.90%
Dividend yield	1.41%	4.69%
Expected volatility	28.6%	32.9%
Expected life in months	62	69

       Activity under the principal option plans as of September 30, 2010 and changes during the nine months ended September 30, 2010 were as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2009	192,002	$10.04
Granted	38,203	8.53
Forfeited/cancelled/expired	10,421	10.29
Outstanding at September 30, 2010	219,784	$9.77	5.37	$639
Exercisable at September 30, 2010	145,974	$10.14	3.72	$173

The aggregate intrinsic value of options above represents the total pre-tax intrinsic value (the difference between the Corporation’s closing stock price on the last trading day of the third quarter of 2010 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2010. This amount changes based on the fair value of the Corporation’s stock.

As of September 30, 2010, there was approximately $73,000 of total unrecognized compensation expense relating to unvested stock options. These costs are expected to be recognized over a weighted average period of 1.43 years.

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

Note 5.  Comprehensive Income

Total comprehensive income includes all changes in equity during a period arising from transactions and other events and circumstances from non-owner sources. The Corporation’s other comprehensive income is comprised of unrealized holding gains and losses on investment securities available-for-sale, net of taxes.

Disclosure of comprehensive income for the nine months ended September 30, 2010, and 2009 is presented in the Consolidated Statements of Changes in Stockholders’ Equity. The table below provides a reconciliation of the components of other comprehensive income (loss) to the data provided in the Consolidated Statements of Changes in Stockholders’ Equity.

The components of other comprehensive income (loss), net of tax, were as follows for the periods indicated:

	Nine Months Ended September 30,
	2010	2009
	(in thousands)
Change in fair value on debt securities for which a portion of the impairment has been recognized in income	$2,912	$—
Reclassification adjustment of OTTI losses included in income	5,118	1,540
Unrealized gains on other investment securities available-for-sale	5,711	490
Reclassification adjustment for net gains arising during this period	(3,464)	(3,339)
Net unrealized gains (losses)	10,277	(1,309)
Income tax effect	(4,074)	550
Other comprehensive income (loss), net of tax	$6,203	$(759)

Accumulated other comprehensive loss at September 30, 2010 and December 31, 2009 consisted of the following:

	September 30, 2010	December 31, 2009
	(in thousands)
Investment securities available-for-sale, net of tax	$(2,225)	$(8,428)
Defined benefit pension and post-retirement plans, net of tax	(2,348)	(2,348)
Total accumulated other comprehensive loss	$(4,573)	$(10,776)

Note 6.  Investment Securities

All of the Corporation’s investment securities are classified as available-for-sale at September 30, 2010 and December 31, 2009. Investment securities available-for-sale are reported at fair value with unrealized gains or losses included in equity, net of tax. Accordingly, the carrying value of such securities reflects their fair value at the balance sheet date. Fair value is based upon either quoted market prices, or in certain cases where there is limited activity in the market for a particular instrument, assumptions are made to determine their fair value. See Note 7 of the Notes to Consolidated Financial Statements for a further discussion.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6.  Investment Securities—(continued)

The following tables present information related to the Corporation’s investment securities available-for-sale at September 30, 2010 and December 31, 2009.

	September 30, 2010
			Gross Unrealized Losses
	Amortized Cost	Gross Unrealized Gains	Non-Credit OTTI	Other	Fair Value
	(in thousands)
Investment Securities Available-for-Sale:
U.S. Treasury and agency securities	$150	$—	$—	$—	$150
Federal agency obligations	283,313	1,288	—	(1,407)	283,194
Obligations of U.S. states and political subdivisions	541	—	—	(12)	529
Trust preferred securities	22,240	52	(931)	(1,044)	20,317
Collateralized mortgage obligations	4,292	—	(985)	—	3,307
Corporate bonds and notes	50,563	49	—	(463)	50,149
Equity securities	5,257	98	—	(318)	5,037
Total	$366,356	$1,487	$(1,916)	$(3,244)	$362,683

	December 31, 2009
			Gross Unrealized Losses
	Amortized Cost	Gross Unrealized Gains	Non-Credit OTTI	Other	Fair Value
	(in thousands)
Investment Securities Available-for-Sale:
U.S. Treasury and agency securities	$2,089	$—	$—	$—	$2,089
Federal agency obligations	216,640	592	—	(2,647)	214,585
Obligations of U.S. states and political subdivisions	19,688	77	—	(484)	19,281
Trust preferred securities	34,404	113	(2,457)	(5,345)	26,715
Collateralized mortgage obligations	9,637	—	(2,371)	—	7,266
Corporate bonds and notes	23,680	76	—	(1,101)	22,655
Equity securities	5,936	42	—	(445)	5,533
Total	$312,074	$900	$(4,828)	$(10,022)	$298,124

The following table presents information for investment securities available-for-sale at September 30, 2010, based on scheduled maturities. Actual maturities can be expected to differ from scheduled maturities due to prepayment or early call options of the issuer.

	September 30, 2010
	Amortized Cost	Fair Value
	(in thousands)
Due in one year or less	$150	$150
Due after one year through five years	3,867	3,864
Due after five years through ten years	40,244	39,890
Due after ten years	123,885	121,622
Mortgage-backed securities (1)	192,953	192,120
Equity securities	5,257	5,037
Total investment securities available-for-sale	$366,356	$362,683

_________________
(1) Debt securities without stated maturities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6.  Investment Securities—(continued)

For the nine months ended September 30, 2010, investment securities sold amounted to approximately $547.7 million.  Gross realized gains on investment securities sold amounted to approximately $4.3 million, while gross realized losses on investment securities sold amounted to approximately $804,000 for the period.

The following summarizes other-than-temporary impairment (“OTTI”) charges for the periods indicated.

	Three Months Ended
	September 30, 2010	September 30, 2009
	(in thousands)
Debt securities	$23	$1,400
Total other-than-temporary impairment charges	$23	$1,400

	Nine Months Ended
	September 30, 2010	September 30, 2009
	(in thousands)
Debt securities	$5,118	$1,540
Total other-than-temporary impairment charges	$5,118	$1,540

For the nine months ended September 30, 2010, the Corporation recorded OTTI charges of approximately $1,786,000 on two pooled trust preferred securities, $332,000 on a variable rate private label collateralized mortgage obligation (“CMO”), and $3,000,000 on a trust preferred security. For the nine months ended September 30, 2009, the Corporation recorded $1,540,000 in OTTI charges on one corporate bond and one pooled trust preferred security.

The Corporation performs regular analysis on all its investment securities to determine whether a decline in fair value indicates that an investment is other-than-temporarily impaired in accordance with FASB ASC 320-10. FASB ASC 320-10 requires companies to record OTTI charges, through earnings, if they have the intent to sell, or if it is more likely than not that they will be required to sell, an impaired debt security before recovery of its amortized cost basis. If the Corporation intends to sell or it is more likely than not it will be required to sell the security before recovery of its amortized cost basis, less any current period credit loss, the OTTI is recognized in earnings equal to the entire difference between the investment’s amortized cost basis and its estimated fair value at the balance sheet date. If the Corporation does not intend to sell the security and it is more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis less any current period loss, and as such, it determines that a decline in fair value is other than temporary, the OTTI is separated into the amount representing the credit loss and the amount related to all other factors. The amount of the OTTI related to the credit loss is determined based on the present value of cash flows expected to be collected and is recognized in earnings. The amount of the total OTTI related to other factors is recognized in other comprehensive income, net of applicable taxes. The previous amortized cost basis less the OTTI recognized in earnings becomes the new amortized cost basis of the investment.

The Corporation’s assessment of whether an impairment is other than temporary includes factors such as whether the issuer has defaulted on scheduled payments, announced a restructuring and/or filed for bankruptcy, has disclosed severe liquidity problems that cannot be resolved, disclosed a deteriorating financial condition or sustained significant losses. The Corporation maintains a watch list for the identification and monitoring of securities experiencing problems that require a heightened level of review. This could result from credit rating downgrades.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6.  Investment Securities—(continued)

The following table presents detailed information for each trust preferred security held by the Corporation at September 30, 2010 which has at least one rating below investment grade.

Deal Name	Single Issuer or Pooled	Class/ Tranche	Book Value	Fair Value	Gross Unrealized Gain (Loss)	Lowest Credit Rating Assigned	Number of Banks Currently Performing		Deferrals and Defaults as % of Original Collateral	Expected Deferrals/ Defaults as % of Remaining Performing Collateral
	(dollars in thousands)
Countrywide Capital IV	Single	—	$1,769	$1749	$(20)	BB	1		None	None
Countrywide Capital V	Single	—	2,747	2,692	(55)	BB	1		None	None
Countrywide Capital V	Single	—	250	245	(5)	BB	1		None	None
NPB Capital Trust II	Single	—	898	873	(25)	NR	1		None	None
Citigroup Cap IX	Single	—	991	925	(66)	BB-	1		None	None
Citigroup Cap IX	Single	—	1,902	1,785	(117)	BB-	1		None	None
Citigroup Cap XI	Single	—	245	238	(7)	BB-	1		None	None
BAC Capital Trust X	Single	—	2,496	2,441	(55)	BB	1		None	None
NationsBank Cap Trust III	Single	—	1,569	1,098	(471)	BB	1		None	None
ALESCO Preferred Funding VI	Pooled	C2	245	37	(208)	Ca	46 of 68	(1)	33.3%	59.0%
ALESCO Preferred Funding VII	Pooled	C1	764	41	(723)	Ca	62 of 80	(1)	28.7%	51.6%

_________________
(1)  Includes banks and insurance companies.

At September 30, 2010, excess subordination as a percentage of remaining performing collateral for the ALESCO Preferred Funding VI and VII investments was -30.4 percent for both securities. Excess subordination is the amount of performing collateral above the amount of outstanding collateral underlying each class of the security. The Expected Deferrals/Defaults as a Percentage of Remaining Performing Collateral reflects the difference between the performing collateral and the collateral underlying each security divided by the performing collateral. A negative number results when the paying collateral is less than the collateral underlying each class of the security. A low or negative number decreases the likelihood of full repayment of principal and interest accordingly to original contractual terms.

The Corporation owns two pooled trust preferred securities (“Pooled TRUPS”), which consists of securities issued by banks and insurance companies and the Corporation holds the mezzanine tranche of such securities. Senior tranches generally are protected from defaults by over-collateralization and cash flow default protection is generally provided by subordinated tranches, with senior tranches having the greatest protection and mezzanine tranches subordinated to the senior tranches. Analysis of these Pooled TRUPS falls within the scope of ASC 325-40-15, 35 and 55 and the Corporation uses a discounted cash flow model to determine the total OTTI loss. The model considers the structure and term and the financial condition of the underlying issuers. Specifically, the model details interest rates, principal balances of note classes and underlying issuers and the allocation of the payments to the note classes according to a priority of payments specified in the offering circular and indenture. The current estimate of expected cash flows is based on the most recent trustee reports and other relevant market information including announcements of interest payment deferrals or defaults of underlying trust preferred securities. Assumptions used in the model relate to default rates, the default rate timing profile and recovery rates. No prepayments are assumed since the Pooled TRUPS were issued at comparatively tight spreads and as such, there is little incentive, if any, to prepay.

One of the Pooled TRUPS has incurred its sixth interruption of cash flow payments to date. Of its last six quarterly payments to the tranche the Corporation owns, three were fully deferred and three were partially deferred. Management reviewed the expected cash flow analysis and credit support to determine if it was probable that all principal and interest would be repaid, and recorded a $466,000 OTTI charge for the nine months ended September 30, 2010. The cumulative OTTI charge to earnings amounted to $2,926,000 or 92.3% of the par amount. The new cost basis for this security is approximately $245,000.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6.  Investment Securities—(continued)

The other Pooled TRUPS incurred its fourth interruption of cash flow payments during the third quarter of 2010. OTTI charges on this security amounted to $1,320,000 for the nine months ended September 30, 2010. The cumulative OTTI charge to earnings amounted to $2,292,000 or 75.0% of the par amount.  The new cost basis for this security is approximately $764,000.

The Corporation owns a variable rate private label CMO, which was also evaluated for impairment. This CMO was originally issued in 2006 and is comprised of 30 year adjustable rate mortgage loans secured by first lien, fully amortizing one-to-four family residential mortgage loans. The tranche purchased was a Super Senior with an original credit rating of AAA/AAA. The top five states geographic concentration comprised in the deal were: California at 18.2 percent, Arizona at 10.5 percent, Virginia at 6.1 percent, Florida at 6.5 percent and Nevada 6.3 percent. No one state exceeded a 25 percent concentration. These states have been heavily impacted by the financial crises and as such have sustained heavy delinquencies affecting the credit rating of the security. Management has applied aggressive default rates to determine if any credit impairment exists, as this bond was downgraded to below investment grade. Although this bond is currently paying principal and interest there were interruptions during the quarter ended September 30, 2010 and as a result the Corporation recorded a loss of principal amounting to approximately $125,000. As such, management determined that an other-than-temporary impairment exists and during the third quarter of 2010 recorded an OTTI charge of $23,000. OTTI charges on this security for the nine months ended September 30, 2010 amounted to $332,000. The new cost basis for this security is approximately $4,291,000.

The Corporation’s investment securities portfolio also consists of overnight investments that were made into the Reserve Primary Fund (the “Fund”), a money market fund registered with the Securities and Exchange Commission as an investment company under the Investment Company Act of 1940. In September 2008, the Fund announced that redemptions of shares of the Fund were suspended pursuant to an SEC order so that an orderly liquidation could be effected for the protection of the Fund’s investors. During the fourth quarter of 2009, the Corporation recorded a $364,000, or approximately 1 percent, OTTI charge to earnings relating to this court ordered liquidation of the Fund. Through September 30, 2010, the Corporation has received seven distributions from the Fund’s liquidation which resulted in reducing the carrying balance in the Fund to zero and the recording to earnings of approximately $30,000 as partial recovery of the OTTI charge. Future liquidation distributions received by the Corporation, if any, will be recorded to earnings.

Credit Loss Portion of OTTI Recognized in Earnings on Debt Securities

	2010	2009
	(in thousands)
Balance of credit-related OTTI at January 1,	$3,621	$—
Addition:
Credit losses on investment securities for which other-than-temporary impairment was not previously recognized	5,118	1,540
Reduction:
Credit losses on investment securities sold during the period	(3,000)	(140)
Balance of credit-related OTTI at September 30,	$5,739	$1,400

Temporarily Impaired Investments

For all other investment securities, the Corporation does not believe that the unrealized losses, which were comprised of 74 investment securities as of September 30, 2010, represent an other-than-temporary impairment. The gross unrealized losses associated with U.S. Treasury and Agency securities and Federal agency obligations, mortgage-backed securities, corporate bonds and tax-exempt securities are not considered to be other than temporary because their unrealized losses are related to changes in interest rates and do not affect the expected cash flows of the underlying collateral or issuer.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6.  Investment Securities—(continued)

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

Unrealized losses in the mortgage-backed securities category consist primarily of U.S. agency and private issue collateralized mortgage obligations. Unrealized losses in the corporate debt securities category consist of single name corporate trust preferred securities, pooled trust preferred securities and corporate debt securities issued by large financial institutions. The decline in fair value is due in large part to the lack of an active trading market for these securities, changes in market credit spreads and rating agency downgrades. For collateralized mortgage obligations, management reviewed expected cash flows and credit support to determine if it was probable that all principal and interest would be repaid. None of the corporate issuers have defaulted on interest payments. Management concluded that these securities, other than the previously mentioned two Pooled TRUPS, a private label CMO, and the investment in the Primary Reserve Funds, were not other-than-temporarily impaired at September 30, 2010. Future deterioration in the cash flow on collateralized mortgage obligations or the credit quality of large financial institution issuers of corporate debt securities could result in impairment charges in the future.

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

The following tables indicate fair value and gross unrealized losses not recognized in income of temporarily impaired investment securities, including the length of time individual investment securities have been in a continuous unrealized loss position, at September 30, 2010 and December 31, 2009.

	September 30, 2010
	Total		Less Than 12 Months		12 Months or Longer
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
Federal agency obligations	$166,106	$(1.407)	$166,015	$(1,406)	$91	$(1)
Obligations of U.S. states and political subdivisions	529	(12)	—	—	529	(12)
Trust preferred securities	18,495	(1,975)	—	—	18,495	(1,975)
Collateralized mortgage obligations	3,307	(985)	—	—	3,307	(985)
Corporate bonds and notes	34,292	(463)	28,522	(344)	5,770	(119)
Equity securities	1,256	(318)	989	(11)	267	(307)
Total temporarily impaired investment securities	$223,985	$(5,160)	$195,526	$(1,761)	$28,459	$(3,399)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6.  Investment Securities—(continued)

	December 31, 2009
	Total		Less Than 12 Months		12 Months or Longer
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
Federal agency obligations	$120,504	$(2,647)	$120,402	$(2,646)	$102	$(1)
Obligations of U.S. states and political subdivisions	7,181	(484)	6,297	(458)	884	(26)
Trust preferred securities	25,253	(7,802)	3,717	(1,234)	21,536	(6,568)
Collateralized mortgage obligations	7,266	(2,371)	4,254	—	3,012	(2,371)
Corporate bonds and notes	15,549	(1,101)	7,610	(55)	7,939	(1,046)
Equity securities	1,317	(445)	—	—	1,317	(445)
Total temporarily impaired investment securities	$177,070	$(14,850)	$142,280	$(4,393)	$34,790	$(10,457)

Note 7.  Fair Value Measurements and Fair Value of Financial Instruments

Investment securities having a carrying value of approximately $153.5 million and $185.9 million at September 30, 2010 and December 31, 2009, respectively, were pledged to secure public deposits, short-term borrowings, and Federal Home Loan Bank advances and for other purposes required or permitted by law.

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

The following information should not be interpreted as an estimate of the fair value of the entire Corporation since a fair value calculation is only provided for a limited portion of the Corporation’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Corporation’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Corporation’s assets measured at fair value on a recurring basis at September 30, 2010 and December 31, 2009.

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

Management primarily identifies investment securities which may have traded in illiquid or inactive markets by identifying instances of a significant decrease in the volume and frequency of trades, relative to historical levels, as well as instances of a significant widening of the bid-ask spread in the brokered markets. Investment securities that are deemed to have been trading in illiquid or inactive markets may require the use of significant unobservable inputs. For example, management may use quoted prices for similar investment securities in the absence of a liquid and active market for the securities being valued. As of September 30, 2010 management made adjustments to prices provided by the third-party pricing service as a result of illiquid or inactive markets.

At September 30, 2010, the Corporation’s two pooled trust preferred securities and a variable rate CMO were classified as Level 3. Market pricing for these Level 3 securities varied widely from one pricing service to another based on the lack of trading. As such, these securities were not considered to have readily observable market data that was accurate to support a fair value as prescribed by FASB ASC 820-10-05. The Corporation determined that significant adjustments using unobservable inputs are required to determine fair value at the measurement date.

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

The fair value as of September 30, 2010 was determined by discounting the expected cash flows over the life of the security. The discount rate was determined by deriving a discount rate when the markets were considered more active for this type of security. To this estimated discount rate, additions were made for more liquid markets and increased credit risk as well as assessing the risks in the security, such as default risk and severity risk. With the exception of one trust preferred security, for which a $3.0 million impairment charge was taken to earnings during the first quarter of 2010, the securities continue to make scheduled cash flows. However, during the quarter ended September 30, 2010 the private label CMO had interruptions of its scheduled principal payments and the Corporation recorded a principal loss of $125,000. For the nine months ended September 30, 2010, the Corporation recorded principal losses of $231,000 on this security due to interruptions of scheduled principal payments.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

        For financial assets and liabilities measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2010 and December 31, 2009 are as follows:

		Fair Value Measurements at Reporting Date Using
Assets and Liabilities Measured at Fair Value on a Recurring Basis	September 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
U.S. Treasury & agency securities	$150	$150	$—	$—
Federal agency obligations	283,194	49,863	233,331	—
Obligations of U.S. states and political subdivisions	529	—	529	—
Trust preferred securities	20,317	—	20,239	78
Collateralized mortgage obligations	3,307	—	—	3,307
Corporate bonds and notes	50,149	8,991	41,158	—
Equity securities	5,037	5,037	—	—
Investment securities available-for-sale	$362,683	$64,041	$295,257	$3,385

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7.  Fair Value Measurements and Fair Value of Financial Instruments—(continued)

		Fair Value Measurements at Reporting Date Using
Assets and Liabilities Measured at Fair Value on a Recurring Basis	December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
U.S. Treasury & agency securities	$2,089	$2,089	$—	$—
Federal agency obligations	214,585	55,470	159,115	—
Obligations of U.S. states and political subdivisions	19,281	—	19,281	—
Trust preferred securities	26,715	—	24,366	2,349
Collateralized mortgage obligations	7,266	4,254	3,012	—
Corporate bonds and notes	22,655	2,994	19,661	—
Equity securities	5,533	5,533	—	—
Investment securities available-for-sale	$298,124	$70,340	$225,435	$2,349

The following tables present the changes in investment securities available-for-sale with significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2010.

Three Months Ended
September 30, 2010
(in thousands)
Balance at July 1, 2010	$3,275
Transfers out of Level 3 (1)	—
Principal interest deferrals	34
Principal repayments	(285)
Total net (gains) losses for the period included in:
Net income	—
Other comprehensive income	361
Balance at September 30, 2010	$3,385
Net unrealized losses included in net income for the period relating to assets held at end of period (2)	$(23)

_________________
(1)	All transfers into or out of Level 3 are assumed to occur at the end of the reporting period.

(2)	Represents the net impairment losses on securities recognized in earnings in the period.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7.  Fair Value Measurements and Fair Value of Financial Instruments—(continued)
Nine Months Ended
September 30, 2010
(in thousands)
Balance at January 1, 2010	$2,349
Transfers into Level 3 (1)	8,197
Transfers out of Level 3 (1)	(5,174)
Principal interest deferrals	90
Principal repayments	(599)
Total net (gains) losses for the period included in:
Net income	(3,000)
Other comprehensive income	1,522
Balance at September 30, 2010	$3,385

Net unrealized losses included in net income for the period relating to assets held at end of period (2)	$(5,118)

_________________
(1)	All transfers into or out of Level 3 are assumed to occur at the end of the reporting period.

(2)	Represents the net impairment losses on securities recognized in earnings in the period.

For the three months ended September 30, 2010, there were no transfers of investment securities available-for-sale into or out of Level 3 assets.  For the nine months ended September 30, 2010, one debt security was transferred out of Level 3 assets to Level 1 assets due to a tendered exchange which resulted in an equity holding having available exchange quoted prices in active markets. In addition, one security transferred out of Level 3 assets to Level 2 assets due to the Corporation’s decision to accept the third-party pricing service measurement of fair value which reflects the full term of the financial instrument rather than the use of non-binding third-party broker quotes. Non-binding third-party quotes were used to determine the fair value of this security at March 31, 2010 as a result of the transfer of the security from Level 2 assets to Level 3 assets at that date.

There were no other transfers of investment securities available-for-sale into or out of Level 1 and Level 2 assets measured at fair value on a recurring basis during the three and nine months ended September 30, 2010.

Loans Held for Sale.  Loans held for sale are required to be measured at the lower of cost or fair value. Under FASB ASC 820-10-05, market value is to represent fair value. Management obtains quotes or bids on all or part of these loans directly from the purchasing financial institutions.  There were no loans held for sale at September 30, 2010 or December 31, 2009.

Assets Measured at Fair Value on a Non-Recurring Basis

For assets measured at fair value on a non-recurring basis, the fair value measurements used at September 30, 2010 and December 31, 2009 were as follows:

	Fair Value Measurements at Reporting Date Using
Assets Measured at Fair Value on a Non-Recurring Basis	September 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Impaired loans	$6,642	$—	$—	$6,642
Other real estate owned	1,927	—	—	1,927
Total	$8,569	$—	$—	$8,569

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7.  Fair Value Measurements and Fair Value of Financial Instruments—(continued)

		Fair Value Measurements at Reporting Date Using
Assets Measured at Fair Value on a Non-Recurring Basis	December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Impaired loans	$5,191	$—	$—	$5,191

The following methods and assumptions were used to estimate the fair values of the Corporation’s assets measured at fair value on a non-recurring basis at September 30, 2010 and December 31, 2009.

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

At September 30, 2010 and December 31, 2009, the fair value of impaired loans consisted of the total loan balances of $7,540,000 and $6,756,000 less their specific valuation allowances of $898,000 and $1,565,000, respectively.

Other Real Estate Owned.  Other real estate owned (“OREO”) is measured at fair value less costs to sell. The Corporation believes that the fair value component in its valuation follows the provisions of FASB ASC 820-10-05. The fair value of OREO is determined by sales agreements or appraisals by qualified licensed appraisers approved and hired by the Corporation. Costs to sell associated with OREO is based on estimation per the terms and conditions of the sales agreements or appraisals. At September 30, 2010 the fair value of OREO amounted to $1,927,000. At December 31, 2009, the Corporation held no OREO.

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

Estimated fair values have been determined using the best available data and an estimation methodology suitable for each category of financial instruments. For those loans and deposits with floating interest rates, it is presumed that estimated fair values generally approximate the recorded book balances. The estimation methodologies used, the estimated fair values, and the recorded book balances at September 30, 2010 and December 31, 2009, were as follows:

	September 30, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Financial assets:
Cash and cash equivalents	$75,478	$75,478	$89,168	$89,168
Investment securities available-for-sale	362,683	362,683	298,124	298,124
Net loans	693,166	703,353	710,895	717,191
Restricted investment in bank stocks	10,255	10,255	10,672	10,672
Accrued interest receivable	4,091	4,091	4,033	4,033

Financial liabilities:
Non interest-bearing deposits	$147,213	$147,213	$130,518	$130,518
Interest-bearing deposits	689,689	690,478	683,187	683,974
Short-term borrowings	36,686	36,686	46,109	46,109
Long-term borrowings	191,027	209,178	223,144	233,110
Subordinated debentures	5,155	5,155	5,155	5,155
Accrued interest payable	1,279	1,279	1,825	1,825

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

At September 30, 2010, the net investment in direct financing lease consists of a minimum lease receivable of $5,065,000 and unearned interest income of $1,365,000, for a net investment in direct financing lease of $3,700,000. The net investment in direct financing lease is carried as a component of loans in the Corporation’s consolidated statements of condition.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2010	2009	2010	2009
Interest cost	$150	$152	$450	$456
Net amortization and deferral	(71)	(37)	(212)	(111)
Net periodic pension cost	$79	$115	$238	$345

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9.  Components of Net Periodic Pension Cost—(continued)

Contributions

The Corporation presently estimates it will contribute $646,000 to its Pension Trust in 2010. The Corporation is currently evaluating the provisions of the Pension Relief Act of 2010 that was enacted June 25, 2010 and under those provisions may make elections that could significantly reduce its 2010 contribution to its Pension Trust.  For the nine months ended September 30, 2010, the Corporation contributed $300,000 to its Pension Trust.

Note 10.  Income Taxes

At September 30, 2010 and December 31, 2009, the Corporation had unrecognized tax benefits of $1.4 million and $2.4 million, respectively, which primarily related to uncertainty regarding the sustainability of certain deductions taken in 2009 and to be taken in 2010 and future income tax returns related to the liquidation of the Corporation’s New Jersey REIT subsidiary. To the extent these unrecognized tax benefits are ultimately recognized, they will impact the tax provision and the effective tax rate in a future period. In the third quarter of 2010, the Corporation recognized a tax benefit of $204,000 pertaining to prior uncertain tax positions for 2006 and 2007.  For the nine months ended September 30, 2010, $1.1 million in tax benefit was recognized pertaining to prior uncertain tax positions for 2006 and 2007.

For the three months ended September 30, 2010, the Corporation recorded the reversal of approximately $121,000 in interest expense on income taxes as a component of income tax expense. For the nine months ended September 30, 2010, the Corporation recorded $0 in interest expense on income taxes as a component of income tax expense.

Note 11.  Borrowed Funds

Short-Term Borrowings

Short-term borrowings, which consist primarily of securities sold under agreements to repurchase, Federal Home Loan Bank (“FHLB”) advances and federal funds purchased, generally have maturities of less than one year. The details of these short-term borrowings are presented in the following table.

September 30, 2010
(dollars in thousands)
Average interest rate:
At quarter end	0.40%
For the quarter	0.44%
Average amount outstanding during the quarter	$39,353
Maximum amount outstanding at any month end in the quarter	$37,245
Amount outstanding at quarter end	$36,386

Long-Term Borrowings

Long-term borrowings, which consist primarily of FHLB advances and securities sold under agreements to repurchase, totaled $191.0 million and mature within one to eight years. The FHLB advances are secured by pledges of FHLB stock, 1-4 family mortgages and U.S. Government and Federal agency obligations.

At September 30, 2010, FHLB advances and securities sold under agreements to repurchase had weighted average interest rates of 3.61 percent and 5.31 percent, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11.  Borrowed Funds—(continued)

At September 30, 2010, FHLB advances and securities sold under agreements to repurchase are contractually scheduled for repayment as follows:

September 30, 2010
(in thousands)
2010	$20,027
2011	10,000
2013	5,000
Thereafter	156,000
Total	$191,027

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

The subordinated debentures are redeemable in whole or part prior to maturity on January 23, 2034. The floating interest rate on the subordinated debentures is three-month LIBOR plus 2.85 percent and reprices quarterly. The rate at September 30, 2010 was 3.33 percent.

Note 13.  Stockholders’ Equity

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

In July 2009, the Corporation’s Board of Directors authorized a rights offering of up to approximately $11 million of common stock to existing stockholders. As a result of the rights offering, in October 2009 the Corporation issued 1,137,896 shares of its common stock, at a subscription price of $7.00 per share and for gross proceeds of approximately $8.0 million, to the holders of record of its common stock as of the close of business on September 1, 2009 who exercised their subscription rights. In addition, the Corporation sold 433,532 shares of common stock to standby purchasers for $7.00 per share and for gross proceeds of approximately $3.0 million. The standby purchasers consisted of Lawrence B. Seidman, an existing shareholder and member of the Corporation's Board of Directors, and certain of his affiliates.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13.  Stockholders’ Equity—(continued)

As a result of the successful completion of the rights offering in October 2009, the number of shares underlying the warrants held by the Treasury under the Capital Purchase Program was reduced to 86,705 shares, or 50 percent of the original 173,410 shares.

In September 2010, the Corporation sold an aggregate of 1,715,000 shares of its common stock under its previously filed shelf registration statement which was declared effective by the Securities and Exchange Commission on May 5, 2010. The Corporation sold 1,430,000 shares of common stock at a price of $7.00 per share, with underwriting discounts and commissions of $0.39 per share, for gross proceeds from this offering of $10,010,000. The Corporation also sold 285,000 shares of common stock directly to certain of its directors at a price of $7.50 per share, for gross proceeds from this offering of $2,137,500. After underwriting discounts and commissions of $557,700 and offering expenses of approximately $200,000 which consisted primarily of legal and accounting fees, net proceeds from both offerings totaled $11,389,800.

In April 2009, the Corporations’ Board of Directors voted unanimously to reduce its quarterly common cash dividend from $0.09 per share to $0.03 per share, beginning with the second quarter 2009 dividend declaration.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this analysis is to provide the reader with information relevant to understanding and assessing the Corporation’s results of operations for the periods presented herein and financial condition as of September 30, 2010 and December 31, 2009. In order to fully appreciate this analysis, the reader is encouraged to review the consolidated financial statements and accompanying notes thereto appearing elsewhere in this report.

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

Other-Than-Temporary Impairment of Investment Securities

Investment securities are evaluated on at least a quarterly basis, and more frequently when market conditions warrant such an evaluation, to determine whether a decline in their value is other-than-temporary. FASB ASC 320-10-65 clarifies the interaction of the factors that should be considered when determining whether a debt security is other–than-temporarily impaired. For debt securities, management assesses whether (a) it has the intent to sell the security and (b) it is more likely than not that it will be required to sell the security prior to its anticipated recovery. These steps are done before assessing whether the entity will recover the cost basis of the investment. Previously, this assessment required management to assert it has both the intent and the ability to hold a security for a period of time sufficient to allow for anticipated recovery in fair value to avoid recognizing an other-than-temporary impairment. This change does not affect the need to forecast recovery of the value of the security through either cash flows or market price.

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

Goodwill

The Corporation adopted the provisions of FASB ASC 350-10, which requires that goodwill be reported separate from other intangible assets in the Consolidated Statements of Condition and not be amortized but rather tested for impairment annually or more frequently if impairment indicators arise. No impairment charge was deemed necessary for the nine months ended September 30, 2010 and 2009.

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

Earnings

Net income available to common stockholders for the three months ended September 30, 2010 amounted to $1,993,000 compared to $1,387,000 for the comparable three-month period ended September 30, 2009. The Corporation recorded earnings per diluted common share of $0.14 for the three months ended September 30, 2010 as compared with earnings of $0.11 per diluted common share for the same three months in 2009. Dividends and accretion relating to the preferred stock issued to the U.S. Treasury reduced earnings by approximately $0.01 per fully diluted common share for both periods. The annualized return on average assets was 0.72 percent for the three months ended September 30, 2010, compared to 0.46 percent for three months ended September 30, 2009. The annualized return on average stockholders’ equity was 7.74 percent for the three-month period ended September 30, 2010, compared to 6.77 percent for the three months ended September 30, 2009.

Net income available to common stockholders for the nine months ended September 30, 2010 amounted to $3,997,000, compared to $3,110,000 for the comparable nine-month period ended September 30, 2009. Earnings per diluted common share of $0.27 for the nine months ended September 30, 2010 compared with earnings of $0.24 per diluted common share for the nine months ended September 30, 2009.  Dividends and accretion relating to the preferred stock issued to the U.S. Treasury reduced earnings by approximately $0.03 per fully diluted common share for both periods.  The annualized return on average assets was 0.50 percent for the nine months ended September 30, 2010, compared to 0.39 percent for nine months ended September 30, 2009.  The annualized return on average stockholders’ equity was 5.52 percent for the nine-month period ended September 30, 2010, compared to 5.21 percent for the nine months ended September 30, 2009.

Net Interest Income and Margin

Net interest income is the difference between the interest earned on the portfolio of earning assets (principally loans and investments) and the interest paid for deposits and borrowings, which support these assets. Net interest income is presented on a fully tax-equivalent basis by adjusting tax-exempt income (primarily interest earned on obligations of state and political subdivisions) by the amount of income tax which would have been paid had the assets been invested in taxable issues. Net interest margin is defined as net interest income on a fully tax-equivalent basis as a percentage of total average interest-earning assets.

The following table presents the components of net interest income on a fully tax-equivalent basis for the periods indicated.

Net Interest Income
(tax-equivalent basis)

	Three Months Ended September 30,				Nine Months Ended September 30,
			Increase	Percent			Increase	Percent
(dollars in thousands)	2010	2009	(Decrease)	Change	2010	2009	(Decrease)	Change
Interest income:
Investment securities	$2,539	$4,181	$(1,642)	(39.3)	$8,728	$10,589	$(1,861)	(17.6)
Loans, including net costs	9,378	9,255	123	1.3	28,165	27,568	597	2.2
Restricted investment in bank stocks, at cost	129	150	(21)	(14.0)	402	380	22	5.8
Total interest income	12,046	13,586	(1,540)	(11.3)	37,295	38,537	(1,242)	(3.2)
Interest expense:
Time deposits $100 or more	282	1,077	(795)	(73.8)	1,036	2,844	(1,808)	(63.6)
All other deposits	1,213	2,362	(1,149)	(48.6)	3,712	7,191	(3,479)	(48.4)
Borrowings	2,158	2,611	(453)	(17.3)	6,899	7,657	(758)	(9.9)
Total interest expense	3,653	6,050	(2,397)	(39.6)	11,647	17,692	(6,045)	(34.2)
Net interest income on a fully tax-equivalent basis	8,393	7,536	857	11.4	25,648	20,845	4,803	23.0
Tax-equivalent adjustment (1)	(11)	(95)	84	(88.4)	(100)	(398)	298	(74.9)
Net interest income	$8,382	$7,441	$941	12.6	$25,548	$20,447	$5,101	24.9

_________________
(1)   Computed using a federal income tax rate of 34 percent.

Net interest income on a fully tax-equivalent basis increased $857,000 or 11.4 percent to $8.4 million for the three months ended September 30, 2010 as compared to the same period in 2009. For the three months ended September 30, 2010, the net interest margin increased 51 basis points to 3.30 percent from 2.79 percent during the three months ended September 30, 2009. For the three months ended September 30, 2010, a decrease in the average yield on interest-earning assets of 30 basis points was more than offset by a decrease in the average cost of interest-bearing liabilities of 60 basis points, resulting in an increase in the Corporation’s net interest spread of 30 basis points for the period. Net interest spread and margin have been impacted by a high level of uninvested excess cash, which accumulated due to strong deposit growth experienced predominantly over the last nine months of 2009. This represented growth in the Corporation’s customer base and enhanced the Corporation’s liquidity position while the Corporation continued to expand its earning assets base.

Net interest income on a fully tax-equivalent basis increased $4.8 million or 23.0 percent to $25.6 million for the nine months ended September 30, 2010 as compared to the same period in 2009. For the nine months ended September 30, 2010, the net interest margin increased 57 basis points to 3.34 percent from 2.77 percent during the nine months ended September 30, 2009. For the nine months ended September 30, 2010, a decrease in the average yield on interest-earning assets of 27 basis points was more than offset by a decrease in the average cost of interest-bearing liabilities of 74 basis points, resulting in an increase in the Corporation’s net interest spread of 47 basis points for the period.

For the three-month period ended September 30, 2010, interest income on a tax-equivalent basis decreased by $1.5 million or 11.3 percent compared to the same three-month period in 2009. This decrease in interest income was due primarily to a volume decrease in investment securities coupled with a decline in yields due to the lower interest rate environment. Average investment securities volume decreased during the current three-month period by $83.7 million, to $290.9 million, compared to the third quarter of 2009. The loan portfolio increased on average $22.2 million, to $715.9 million, from an average of $693.7 million in the same quarter in 2009, primarily driven by growth in commercial loans and commercial real estate related sectors of the loan portfolio. Average loans represented approximately 70.4 percent of average interest-earning assets during the third quarter of 2010 compared to 64.3 percent in the same quarter in 2009.

For the nine-month period ended September 30, 2010, interest income on a tax-equivalent basis decreased by $1.2 million or 3.2 percent from the comparable nine-month period in 2009. This decrease in interest income was due primarily to lower rates in a lower interest rate environment. Average investment securities volume decreased during the current nine-month period by $6.4 million, to $298.0 million, compared to the third quarter of 2009. The average loan portfolio increased $27.1 million, to $713.9 million, from $686.8 million for the same nine months in 2009, primarily driven by growth in commercial loans and commercial real estate. Average loans represented approximately 69.8 percent of average interest-earning assets during the first nine months of 2010 compared to 68.6 percent for the same nine months in 2009.

The Federal Open Market Committee (“FOMC”) reduced rates seven times during 2008 for a total of 400 basis points, and since then has held rates at historically low levels. These actions by the FOMC and the continuing low interest rate environment have allowed the Corporation to further reduce liability costs during 2010.

For the three months ended September 30, 2010, interest expense declined $2.4 million, or 39.6 percent from the same period in 2009. The average rate of interest-bearing liabilities decreased 60 basis points to 1.58 percent for the three months ended September 30, 2010, from 2.18 percent for the three months ended September 30, 2009. At the same time, average interest-bearing liabilities decreased by $188.2 million. This decrease was primarily in time deposits, which decreased $178.0 million, and in borrowings, which decreased $28.6 million, and was partially offset by an increase in other interest-bearing deposits of $29.2 million.  Since 2009 steps have been taken to improve the Corporation’s net interest margin by allowing the runoff of certain high rate deposits and to position the Corporation for further high-costing cash outflows. The result has been a decline in the Corporation’s average cost of funds and an improvement in net interest spread.  For the three months ended September 30, 2010, the Corporation’s net interest spread on a tax-equivalent basis increased to 3.16 percent, from 2.86 percent for the three months ended September 30, 2009.

For the nine months ended September 30, 2010, interest expense declined $6.0 million, or 34.2 percent from the same period in 2009. The average rate of interest-bearing liabilities decreased 74 basis points to 1.68 percent for the nine months ended September 30, 2010, from 2.42 percent for the nine months ended September 30, 2009. At the same time, average interest-bearing liabilities decreased by $52.7 million. This decrease included runoff in time deposits of $107.1 million that was partially offset by increases in lower costing savings deposits of $31.2 million and other interest-bearing deposits of $25.8 million.   The result of this was an improvement in the Corporation’s average cost of funds for the period. As a result of these factors, for the nine months ended September 30, 2010, the Corporation’s net interest spread on a tax-equivalent basis increased to 3.18 percent, from 2.71 percent for the nine months ended September 30, 2009.

The following table quantifies the impact on net interest income on a tax-equivalent basis resulting from changes in average balances and average rates during the three and nine month periods presented. Any change in interest income or expense attributable to both changes in volume and changes in rate has been allocated in proportion to the relationship of the absolute dollar amount of change in each category.

Analysis of Variance in Net Interest Income Due to Changes in Volume and Rates

	Three Months Ended September 30, 2010 and 2009 Increase (Decrease) Due to Change In:			Nine Months Ended September 30, 2010 and 2009 Increase (Decrease) Due to Change In:
(tax-equivalent basis, in thousands)	Average Volume	Average Rate	Net Change	Average Volume	Average Rate	Net Change
Interest-earning assets:
Investment securities:
Taxable	$(612)	$(782)	$(1,394)	$438	$(1,422)	$(984)
Tax-exempt	(309)	61	(248)	(842)	(35)	(877)
Total investment securities	(921)	(721)	(1,642)	(404)	(1,457)	(1,861)
Loans	338	(215)	123	1,219	(622)	597
Restricted investment in bank stocks	(4)	(17)	(21)	3	19	22
Total interest-earning assets	(587)	(953)	(l,540)	818	(2,060)	(1,242)

Interest-bearing liabilities:
Money market deposits	(11)	(169)	(180)	16	(640)	(624)
Savings deposits	(28)	(368)	(396)	317	(993)	(676)
Time deposits	937	(2,162)	(1,225)	(1,515)	(1,914)	(3,429)
Other interest-bearing deposits	75	(218)	(143)	233	(791)	(558)
Total interest-bearing deposits	973	(2,917)	(1,944)	(949)	(4,338)	(5,287)
Borrowings and subordinated debentures	(268)	(185)	(453)	(117)	(641)	(758)
Total interest-bearing liabilities	705	(3,102)	(2,397)	(1,066)	(4,979)	(6,045)
Change in net interest income	$(1,292)	$2,149	$857	$1,884	$2,919	$4,803

The following tables, “Average Statements of Condition with Interest and Average Rates”, present for the three   and nine months ended September 30, 2010 and 2009 the Corporation’s average assets, liabilities and stockholders’ equity. The Corporation’s net interest income, net interest spread and net interest margin are also reflected.

Average Statements of Condition with Interest and Average Rates

	Three Months Ended September 30,
	2010			2009
(tax-equivalent basis)	Average Balance	Interest Income/ Expense	Average Rate	Average Balance	Interest Income/ Expense	Average Rate
	(dollars in thousands)
Assets
Interest-earning assets:
Investment securities (1):
Taxable	$288,695	$2,507	3.47%	$349,479	$3,901	4.46%
Tax-exempt	2,242	32	5.71	25,117	280	4.46
Total investment securities	290,937	2,539	3.49	374,596	4,181	4.46
Loans (2)	715,850	9,378	5.24	693,670	9,255	5.34
Restricted investment in bank stocks	10,378	129	4.97	10,674	150	5.62
Total interest-earning assets	1,017,165	12,046	4.74	1,078,940	13,586	5.04
Non interest-earning assets:
Cash and due from banks	101,933			187,646
Bank-owned life insurance	27,316			26,002
Intangible assets	16,984			17,058
Other assets	34,741			43,397
Allowance for loan losses	(8,738)			(6,978)
Total non interest-earning assets	172,236			267,125
Total assets	$1,189,401			$1,346,065
Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Money market deposits	$127,922	$239	0.75%	$131,453	$418	1.27%
Savings deposits	173,642	325	0.75	180,948	721	1.59
Time deposits	202,159	623	1.23	380,185	1,849	1.95
Other interest-bearing deposits	182,106	308	0.68	152,918	451	1.18
Total interest-bearing deposits	685,829	1,495	0.87	845,504	3,439	1.63
Short-term and long-term borrowings	233,111	2,116	3.63	261,670	2,567	3.92
Subordinated debentures	5,155	42	3.26	5,155	44	3.41
Total interest-bearing liabilities	924,095	3,653	1.58	1,112,329	6,050	2.18
Non interest-bearing liabilities:
Demand deposits	142,829			129,592
Other liabilities	11,933			13,411
Total non interest-bearing liabilities	154,762			143,003
Stockholders’ equity	110,544			90,733
Total liabilities and stockholders’ equity	$1,189,401			$1,346,065
Net interest income (tax-equivalent basis)		8,393			7,536
Net interest spread			3.16%			2.86%
Net interest margin (3)			3.30%			2.79%
Tax-equivalent adjustment (4)		(11)			(95)
Net interest income		$8,382			$7,441

_________________
(1)	Average balances are based on amortized cost.

(2)	Average balances include loans on non-accrual status.

(3)	Represents net interest income as a percentage of total average interest-earning assets.

(4)	Computed using a federal income tax rate of 34 percent.

Average Statements of Condition with Interest and Average Rates

	Nine Months Ended September 30,
	2010			2009
(tax-equivalent basis)	Average Balance	Interest Income/ Expense	Average Rate	Average Balance	Interest Income/ Expense	Average Rate
	(dollars in thousands)
Assets
Interest-earning assets:
Investment securities (1):
Taxable	$291,062	$8,434	3.86%	$277,655	$9,418	4.52%
Tax-exempt	6,935	294	5.65	26,750	1,171	5.84
Total investment securities	297,997	8,728	3.91	304,405	10,589	4.63
Loans (2)	713,904	28,165	5.26	686,816	27,568	5.35
Restricted investment in bank stocks	10,551	402	5.08	10,477	380	4.84
Total interest-earning assets	1,022,452	37,295	4.86	1,001,698	38,537	5.13
Non interest-earning assets:
Cash and due from banks	84,489			119,870
Bank-owned life insurance	26,806			24,495
Intangible assets	17,001			17,079
Other assets	38,641			44,897
Allowance for loan losses	(8,490)			(6,753)
Total non interest-earning assets	158,447			199,588
Total assets	$1,180,899			$1,201,286
Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Money market deposits	$123,420	$732	0.79%	$121,968	$1,356	1.48%
Savings deposits	165,807	957	0.77	134,627	1,633	1.62
Time deposits	215,145	2,168	1.34	322,217	5,597	2.32
Other interest-bearing deposits	164,675	891	0.72	138,895	1,449	1.39
Total interest-bearing deposits	669,047	4,748	0.95	717,707	10,035	1.86
Short-term and long-term borrowings	249,365	6,778	3.62	253,355	7,507	3.95
Subordinated debentures	5,155	121	3.13	5,155	150	3.88
Total interest-bearing liabilities	923,567	11,647	1.68	976,217	17,692	2.42
Non interest-bearing liabilities:
Demand deposits	139,407			122,257
Other liabilities	10,861			12,334
Total non interest-bearing liabilities	150,268			134,591
Stockholders’ equity	107,064			90,478
Total liabilities and stockholders’ equity	$1,180,899			$1,201,286
Net interest income (tax-equivalent basis)		25,648			20,845
Net interest spread			3.18%			2.71%
Net interest margin (3)			3.34%			2.77%
Tax-equivalent adjustment (4)		(100)			(398)
Net interest income		$25,548			$20,447

_________________
(1)	Average balances are based on amortized cost.

(2)	Average balances include loans on non-accrual status.

(3)	Represents net interest income as a percentage of total average interest-earning assets.

(4)	Computed using a federal income tax rate of 34 percent.

Investment Portfolio

At September 30, 2010, the principal components of the investment securities portfolio were U.S. Treasury and U.S. Government agency obligations, federal agency obligations including mortgage-backed securities, obligations of U.S. states and political subdivisions, corporate bonds and notes, and other debt and equity securities.

The Corporation’s investment securities portfolio also consists of overnight investments that were made into the Reserve Primary Fund (the “Fund”), a money market fund registered with the Securities and Exchange Commission as an investment company under the Investment Company Act of 1940. On September 22, 2008, the Fund announced that redemptions of shares of the Fund were suspended pursuant to an SEC order so that an orderly liquidation could be effected for the protection of the Fund’s investors. During the fourth quarter of 2009, the Corporation recorded a $364,000 other-than-temporary impairment charge to earnings relating to this court ordered liquidation. Through September 30, 2010, the Corporation has received seven distributions from the Fund’s liquidation which resulted in reducing the carrying balance in the Fund to zero and the recording to earnings of approximately $30,000 as partial recovery of the OTTI charge. Future liquidation distributions received by the Corporation, if any, will be recorded to earnings.

During the nine months ended September 30, 2010, approximately $547.7 million in investment securities were sold from the available-for-sale portfolio. The cash flow from the sale of investment securities was primarily used to fund loans and purchase new securities. The Corporation’s sales from its available-for-sale investment portfolio were made in the ordinary course of business.

For the three months ended September 30, 2010, average investment securities decreased $83.7 million to approximately $290.9 million, or 28.6 percent of average interest-earning assets, from $374.6 million on average, or 34.7 percent of average interest-earning assets, for the comparable period in 2009. For the nine months ended September 30, 2010, average investment securities decreased $6.4 million to approximately $298.0 million, or 29.1 percent of average interest-earning assets, from $304.4 million, or 30.4 percent of average interest-earning assets, for the comparable period in 2009. The Corporation has a continuing strategy to maintain the overall size of the investment securities portfolio, as a percentage of interest-earning assets, at a lower level with a focus instead on loan growth.

During the three-month period ended September 30, 2010, the volume-related factors applicable to the investment portfolio decreased interest income by approximately $921,000 while rate-related changes resulted in a decrease in interest income of approximately $721,000 from the same period in 2009. The tax-equivalent yield on investments decreased by 97 basis points to 3.49 percent from a yield of 4.46 percent during the comparable period in 2009. A portion of the decline in tax-equivalent yield is attributable to a decrease of $22.9 million, on average, in tax-exempt securities during the period.

During the nine-month period ended September 30, 2010, the volume-related factors applicable to the investment portfolio decreased interest income by approximately $404,000 while rate-related changes resulted in a decrease in interest income of approximately $1.5 million from the same period in 2009. The average tax-equivalent yield on investments decreased by 72 basis points to 3.91 percent from a yield of 4.63 percent during the comparable period in 2009. A portion of the decline in tax-equivalent yield is attributable to a decrease of $19.8 million, on average, in tax-exempt securities during the period.

For the nine months ended September 30, 2010, the Corporation recorded $5.1 million in other-than-temporary impairment charges on four bond holdings in the investment securities portfolio. For the nine months ended September 30, 2009, the Corporation recorded $1.5 million in other-than-temporary impairment charges on one corporate bond and one pooled trust preferred security.  See Note 6 of the Notes to the Consolidated Financial Statements for further discussion.

At September 30, 2010, net unrealized losses on investment securities available-for-sale, which is carried as a component of accumulated other comprehensive loss and included in stockholders’ equity, net of tax, amounted to $2.2 million as compared with net unrealized losses of $8.4 million at December 31, 2009. The gross unrealized losses associated with U.S. Treasury and Agency securities and Federal agency obligations, mortgage-backed securities, corporate bonds and tax-exempt securities are not considered to be other than temporary because their unrealized losses are related to changes in interest rates and do not affect the expected cash flows of the underlying collateral or issuer.

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

At September 30, 2010, total loans amounted to $701.9 million, a decrease of $17.7 million or 2.5 percent as compared to December 31, 2009. A decrease of $34.3 million, primarily in the residential and commercial real estate loan portfolios, was largely offset by growth of $15.8 million in the commercial loan portfolio. Total gross loans recorded in the quarter included $10.5 million of new loans and $16.7 million in advances, more than offset by payoffs and principal payments of $47.8 million.

At September 30, 2010, the Corporation had $12.4 million in outstanding loan commitments which are expected to fund over the next 90 days.

Average total loans increased $22.2 million or 3.2 percent for the three months ended September 30, 2010 as compared to the same period in 2009, while the average yield on loans decreased by 10 basis points as compared with the same period in 2009. The decrease in the average yield on loans was primarily the result of lower market interest rates on the repricing of existing loans and the origination of new loans. The increase in average total loan volume was due primarily to increased customer activity and new lending relationships. The volume-related factors during the period contributed increased interest income of $338,000, while the rate-related changes decreased interest income by $215,000.

Average total loans for the nine months ended September 30, 2010 increased $27.1 million or 3.9 percent as compared to the same period in 2009.  The average yield on loans decreased 9 basis points in the current nine-month period compared to the same period in 2009.

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

At September 30, 2010, the level of the allowance was $8,770,000 as compared to $8,711,000 at December 31, 2009. Provisions to the allowance for the nine-month period ended September 30, 2010 totaled $3,028,000 compared to $1,857,000 for the same period in 2009. Net charge-offs were $1,132,000 and $55,000 for the three months ended September 30, 2010 and 2009, respectively, bringing the Corporation’s net charge-offs to $2,969,000 for the first nine months of 2010 compared to $969,000 for the same period in 2009. The allowance for loan losses as a percentage of total loans amounted to 1.25 percent and 1.21 percent at September 30, 2010 and December 31, 2009, respectively.

The level of the allowance for the respective periods of 2010 and 2009 reflects the credit quality within the loan portfolio, the loan volume recorded during the periods, the changing composition of the commercial and residential real estate loan portfolios and other related factors. In management’s view, the level of the allowance at September 30, 2010 is adequate to cover losses inherent in the loan portfolio. Management’s judgment regarding the adequacy of the allowance constitutes a “Forward-Looking Statement” under the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from management’s analysis, based principally upon the factors considered by management in establishing the allowance.

Changes in the allowance for loan losses are presented in the following table for the periods indicated.

	Nine Months Ended September 30,
	2010	2009
	(dollars in thousands)
Average loans for the period	$713,904	$686,816
Total loans at end of period	701,936	716,100

Analysis of the Allowance for Loan Losses:
Balance—beginning of year	$8,711	$6,254
Charge-offs:
Commercial loans	(1,678)	(954)
Residential mortgage loans	(1,271)	—
Installment loans	(36)	(23)
Total charge-offs	(2,985)	(977)
Recoveries:
Commercial loans	10	—
Residential mortgage loans	1	—
Installment loans	5	8
Total recoveries	16	8
Net charge-offs	(2,969)	(969)
Provision for loan losses	3,028	1,857
Balance—end of period	$8,770	$7,142
Ratio of net charge-offs during the period to average loans during the period (1)	0.55%	0.19%
Allowance for loan losses as a percentage of total loans	1.25%	1.00%

_________________
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

	September 30, 2010	December 31, 2009
	(in thousands)
Non-accrual loans	$8,339	$11,245
Accruing loans past due 90 days or more	3,402	39
Total non-performing loans	11,741	11,284
Other real estate owned	1,927	—
Total non-performing assets	$13,668	$11,284
Troubled debt restructured loans	$10,417	$966

The decrease of $2.9 million in non-accrual loans at September 30, 2010 from December 31, 2009 was primarily attributable to the transfer of $1.9 million to other real estate owned and charge-offs related to a commercial real estate construction project of industrial warehouses.

Other real estate owned at September 30, 2010 amounted to $1.9 million and consisted of two residential properties. One of the properties carried at $1.8 million was disposed of in early October 2010 at a loss of approximately $185,000, and the other property is under contract of sale scheduled to close in the fourth quarter 2010. The Corporation held no other real estate owned at December 31, 2009.

Troubled debt restructured loans at September 30, 2010 totaled $10.4 million, increasing $9.5 million from the total of $966,000 at December 31, 2009 due to the addition of six restructurings, offset in part by the removal of four restructured loans. Troubled debt restructured loans at September 30, 2010 and December 31, 2009 were all performing according to the restructured terms.

Overall credit quality in the Bank’s loan portfolio at September 30, 2010 remained relatively strong. However, the weak economy has impacted several potential problem loans. Other known “potential problem loans” (as defined by SEC regulations), other than the non-performing loans identified in the table above, as of September 30, 2010 have been identified and internally risk-rated as assets specially mentioned or worse. Such loans amounted to $29.7 million and $20.0 million at September 30, 2010 and December 31, 2009, respectively. These loans are considered potential problem loans due to a variety of changing conditions affecting the credits, including general economic conditions and/or conditions applicable to the specific borrowers. All such loans are currently performing. The Corporation has no foreign loans.

At September 30, 2010, other than the loans set forth above, the Corporation is not aware of any loans which present serious doubts as to the ability of its borrowers to comply with present loan repayment terms and which are expected to fall into one of the categories set forth in the tables or descriptions above.

Other Assets

       During the third quarter 2010, certain bank-owned life insurance (“BOLI”) policies with a total cash surrender value of $5.6 million, with insurance carriers that had deteriorated credit ratings and investment yields, were surrendered. The proceeds of $5.6 million were reinvested with more creditworthy carriers. The surrender of the policies had the effect of increasing income taxes by $633,000. An additional $390,000 was invested in BOLI at the same time the surrendered policies were reinvested.

Other Income

The following table presents the principal categories of other income for the periods indicated.

	Three Months Ended September 30,				Nine Months Ended September 30,
			Increase	Percent			Increase	Percent
(dollars in thousands)	2010	2009	(Decrease)	Change	2010	2009	(Decrease)	Change
Service charges, commissions and fees	$535	$464	$71	15.3%	$1,424	$1,353	$71	5.2%
Annuities and insurance	3	17	(14)	(82.4)	119	102	17	16.7
Bank-owned life insurance	429	273	156	57.1	957	748	209	27.9
Net investment securities gains (losses)	1,033	(511)	1,544	(302.2)	(1,654)	1,799	(3,453)	(191.9)
All other	135	68	67	98.5	322	244	78	32.0
Total other income (charges)	$2,135	$311	$1,824	586.5%	$1,168	$4,246	$(3,078)	(72.5)%

For the three months ended September 30, 2010, total other income amounted to $2.1 million, compared to $311,000 for the same period in 2009. The increase of $1.8 million for the three months ended September 30, 2010 was primarily as a result of net investment securities gains of $1.0 million compared to net investment securities losses of $511,000 for the same period last year. Net investment securities gains in the third quarter of 2010 included $1.1 million in net gains on the sale of investment securities, reduced by $23,000 in other-than-temporary impairment charges. Excluding net investment securities gains, the Corporation recorded total other income of $1.1 million for the three months ended September 30, 2010, compared to $822,000 for the three months ended September 30, 2009, an increase of $280,000 or 34.1 percent, which was primarily in service charges on deposit accounts, loan fees and bank-owned life insurance income.

For the nine months ended September 30, 2010, total other income decreased $3.1 million compared to the same period in 2009, primarily as a result of net investment securities losses including other-than-temporary impairment charges. Excluding net investment securities losses, the Corporation recorded other income of $2.8 million for the nine months ended September 30, 2010 compared to $2.4 million for the comparable period in 2009, an increase of $375,000 or 15.3%. Increases in other income for the nine months ended September 30, 2010 were recorded primarily in service charges on deposits accounts, loan fees and bank-owned life insurance income.

Other Expense

The following table presents the principal categories of other expense for the periods indicated.

	Three Months Ended September 30,				Nine Months Ended September 30,
			Increase	Percent			Increase	Percent
(dollars in thousands)	2010	2009	(Decrease)	Change	2010	2009	(Decrease)	Change
Salaries and employee benefits	$2,721	$2,529	$192	7.6%	$8,106	$7,429	$677	9.1%
Occupancy and equipment	754	862	(108)	(12.5)	2,377	2,882	(505)	(17.5)
FDIC insurance	510	320	190	59.4	1,586	1,625	(39)	(2.4)
Professional and consulting	153	190	(37)	(19.5)	849	638	211	33.1
Stationery and printing	68	81	(13)	(16.0)	242	253	(11)	(4.3)
Marketing and advertising	36	75	(39)	(52.0)	234	346	(112)	(32.4)
Computer expense	320	220	100	45.5	1,001	662	339	51.2
Other real estate owned expense	20	30	(10)	(33.3)	63	1,438	(1,375)	(95.6)
All other	860	879	(19)	(2.2)	3,643	2,546	1,097	43.1
Total other expense	$5,442	$5,186	$256	4.9%	$18,101	$17,819	$282	1.6%

For the three months ended September 30, 2010, total other expense increased $256,000, or 4.9 percent, from the comparable three months ended September 30, 2009. This was primarily attributable to increases in salaries and employee benefits expense, FDIC insurance expense and computer expense, partially offset by a decrease in occupancy and equipment expense.  For the nine months ended September 30, 2010, total other expense increased $282,000, or 1.6 percent from the same period in 2009, notwithstanding a decrease in other real estate owned expense of $1.4 million.

Salaries and employee benefits expense for the quarter ended September 30, 2010 increased $192,000 or 7.6 percent over the comparable period in the prior year. For the nine months ended September 30, 2010, salaries and employee benefits expense increased $677,000, or 9.1 percent. The increases for both periods were primarily due to annual performance increases in salaries and healthcare costs. Full-time equivalent staffing levels were 165 at September 30, 2010, 160 at December 31, 2009 and 165 at September 30, 2009.

Occupancy and equipment expense for the quarter ended September 30, 2010 decreased $108,000, or 12.5 percent, from the comparable three-month period in 2009. The decrease for the quarter was primarily attributable to expense reductions pertaining to the Corporation’s former operations facility that resulted from vacating and leasing the facility earlier in 2010. For the nine months ended September 30, 2010, occupancy and equipment expense decreased $505,000 or 17.5 percent from the same period last year. The decrease was primarily attributable to reductions of $210,000 in depreciation expense, $236,000 in building and equipment maintenance expense and $69,000 in real estate taxes, largely associated with the Corporation’s former operations facility.

FDIC insurance expense increased $190,000 or 59.4% for the three months ended September 30, 2010 compared to the same period in 2009. This was primarily due to increases in assessable deposits and the risk-based portion of the assessment. For the nine months ended September 30, 2010, FDIC insurance expense decreased $39,000 compared to the same period in 2009.

Professional and consulting expense for the three months ended September 30, 2010 decreased $37,000 or 19.5 percent compared to the comparable quarter of 2009.  Expense decreases primarily occurred in legal fees. For the nine months ended September 30, 2010 professional and consulting expense increased $211,000, or 33.1 percent, from the comparable period in 2009.  The increase in expense for the period was primarily attributable to higher legal expenses and compliance consulting costs in 2010.

Marketing and advertising expense for the three months ended September 30, 2010 decreased $39,000 or 52.0 percent, from the comparable period in 2009, primarily due to a reduction in print media costs. For the nine months ended September 30, 2010, marketing and advertising expense was down $112,000, or 32.4 percent compared to the same period in 2009.

Computer expense for the three-month period ended September 30, 2010 increased $100,000, or 45.5 percent, compared to the same quarter of 2009.  For the nine months ended September 30, 2010, computer expense was up $339,000, or 51.2 percent, from the same period in 2009. These increases were due primarily to fees paid to the Corporation’s outsourced information technology service provider. This strategic outsourcing agreement has significantly improved operating efficiencies and reduced overhead expenses.

Other real estate expense for the three and nine months ended September 30, 2010 amounted to $20,000 and $63,000, respectively. For the nine months ended September 30, 2010, other real estate expense declined $1.4 million compared to the same period in 2009. The nine-month 2009 period included recognition of a $926,000 write-down coupled with build out costs relating to a condominium project that was sold in the third quarter of 2009.

All other expense for the three months ended September 30, 2010 decreased $19,000 compared to the same quarter of 2009.  Other expense for the nine months ended September 30, 2010 increased $1.1 million, or 43.1 percent, which included a one-time termination fee of $594,000 in the first quarter of 2010 on a structured securities repurchase agreement and a $437,000 loss on fixed assets which was recorded in the second quarter of 2010.

Provision for Income Taxes

For the quarter ended September 30, 2010, the Corporation recorded income tax expense of $1.6 million, compared with $751,000 for the quarter ended September 30, 2009. The effective tax rates for the quarterly periods ended September 30, 2010 and 2009 were 43.2 percent and 32.9 percent, respectively. During the third quarter 2010, certain bank-owned life insurance policies were surrendered and the proceeds were reinvested with more creditworthy carriers. The surrender of the policies had the effect of increasing income tax expense by $633,000. This was offset in part by recognition of a tax benefit of $204,000 and a recapture of income tax interest reserves of $121,000.

For the nine months ended September 30, 2010, income tax expense amounted to $1.2 million compared with $1.5 million for the comparable period in 2009. The effective tax rates for the respective nine-month periods ended September 30, 2010 and 2009 were 20.6 percent and 29.5 percent, respectively. The nine months ended September 30, 2010 included the recognition of tax benefits totaling $1.1 million and a recapture of income tax interest reserves of $121,000, which were partially offset by the surrender of certain bank-owned life insurance policies which had the effect of increasing income tax expense by $633,000.

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

At September 30, 2010, the Corporation reflected a positive interest sensitivity gap with an interest sensitivity ratio of 1.52:1.00 at the cumulative one-year position. Based on management’s perception of interest rates remaining low through 2010, emphasis has been, and is expected to continue to be placed, on lowering liability costs while extending the maturities of liabilities in order to insulate the net interest spread from rising interest rates in the future. However, no assurance can be given that this objective will be met.

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

Management monitors current and projected cash flows, and adjusts positions as necessary to maintain adequate levels of liquidity. Under its liquidity risk management program, the Corporation regularly monitors correspondent bank funding exposure and credit exposure in accordance with guidelines issued by the banking regulatory authorities. Management uses a variety of potential funding sources and staggering maturities to reduce the risk of potential funding pressure. Management also maintains a detailed contingency funding plan designed to respond adequately to situations which could lead to stresses on liquidity. Management believes that the Corporation has the funding capacity to meet the liquidity needs arising from potential events. In addition to pledgeable investment securities, the Corporation also maintains borrowing capacity through the Federal Reserve Bank Discount Window and the Federal Home Loan Bank of New York secured with loans and marketable securities.

The Corporation’s primary sources of short-term liquidity consist of cash and cash equivalents and unpledged investment securities available-for-sale.

At September 30, 2010, the Parent Corporation had $4.3 million in cash and short-term investments compared to $3.2 million at December 31, 2009. Expenses at the Parent Corporation are moderate and management believes that the Parent Corporation presently has adequate liquidity to fund its obligations.

Certain provisions of long-term debt agreements, primarily subordinated debt, prevent the Corporation from creating liens on, disposing of or issuing voting stock of subsidiaries. As of September 30, 2010, the Corporation was in compliance with all covenants and provisions of these agreements.

Deposits

Total deposits increased to $836.9 million at September 30, 2010 from $813.7 million at December 31, 2009. Total non interest-bearing deposits increased from $130.5 million at December 31, 2009 to $147.2 million at September 30, 2010, an increase of $16.7 million or 12.8 percent. Interest-bearing demand, savings and time deposits increased a total of $37.3 million at September 30, 2010 as compared to December 31, 2009. Time deposits $100,000 and over decreased $30.8 million as compared to year-end 2009 primarily due to a decrease in CDARS Reciprocal deposits. Time deposits $100,000 and over represented 13.6 percent of total deposits at September 30, 2010 compared to 17.8 percent at December 31, 2009.

Core Deposits

The Corporation derives a significant proportion of its liquidity from its core deposit base. Total demand deposits, savings and money market accounts of $665.6 million at September 30, 2010 increased by $76.9 million, or 13.1 percent, from December 31, 2009. At September 30, 2010, total demand deposits, savings and money market accounts were 79.5 percent of total deposits compared to 72.4 percent at year-end 2009. Alternatively, the Corporation uses a more stringent calculation for the management of its liquidity positions internally, which calculation consists of total demand, savings accounts and money market accounts (excluding money market accounts greater than $100,000 and time deposits) as a percentage of total deposits. This number increased by $66.5 million, or 17.5 percent, from $379.3 million at December 31, 2009 to $445.8 million at September 30, 2010 and represented 53.3 percent of total deposits at September 30, 2010 as compared with 46.6 percent at December 31, 2009.

The following table depicts the Corporation’s core deposit mix at September 30, 2010 and December 31, 2009 based on the Corporation’s alternative calculation:

	September 30, 2010		December 31, 2009		Dollar Change
	Amount	Percentage	Amount	Percentage	2010 vs. 2009
	(dollars in thousands)
Non interest-bearing demand	$147,213	33.0%	$130,518	34.4%	$16,695
Interest-bearing demand	176,728	39.6	156,738	41.3	19,990
Regular savings	87,039	19.6	58,240	15.4	28,799
Money market deposits under $100	34,851	7.8	33,795	8.9	1,056
Total core deposits	$445,831	100.0%	$379,291	100.0%	$66,540

Total deposits	$836,902		$813,705		$23,197
Core deposits to total deposits		53.3%		46.6%

Borrowings

Total borrowings amounted to $227.4 million at September 30, 2010, reflecting a decrease of $41.8 million from December 31, 2009. The decrease was primarily the result of the maturity of a Federal Home Loan Bank advance and the termination of a structured repurchase agreement, coupled with a reduction in overnight customer repurchase agreement activity.  Overnight customer repurchase transactions covering commercial customer sweep accounts totaled $36.4 million at September 30, 2010, compared with $46.1 million at December 31, 2009. The shift in the volume of repurchase agreements also accounted for a portion of the change in the Corporation’s non interest-bearing commercial checking account balance during the period.

Short-Term Borrowings

Short-term borrowings, which consist primarily of securities sold under agreements to repurchase, Federal Home Loan Bank (“FHLB”) advances and federal funds purchased, generally have maturities of less than one year. The details of these short-term borrowings are presented in the following table.

September 30, 2010
(dollars in thousands)
Average interest rate:
At quarter end	0.40%
For the quarter	0.44%
Average amount outstanding during the quarter	$39,353
Maximum amount outstanding at any month end in the quarter	$37,245
Amount outstanding at quarter end	$36,386

Long-Term Borrowings

Long-term borrowings, which consist primarily of FHLB advances and securities sold under agreements to repurchase, totaled $191.0 million and mature within one to eight years. The FHLB advances are secured by pledges of FHLB stock, 1-4 family mortgages and U.S. government and Federal agency obligations. At September 30, 2010, FHLB advances and securities sold under agreements to repurchase had weighted average interest rates of 3.61 percent and 5.31 percent, respectively.

Subordinated Debentures

On December 19, 2003, Center Bancorp Statutory Trust II, a statutory business trust and wholly-owned subsidiary of Center Bancorp, Inc., issued $5.0 million of MMCapS capital securities to investors due on January 23, 2034. The trust loaned the proceeds of this offering to the Corporation and received in exchange $5.2 million of the Parent Corporation’s subordinated debentures. The subordinated debentures are redeemable in whole or part. The floating interest rate on the subordinated debentures is three-month LIBOR plus 2.85 percent and reprices quarterly. The rate at September 30, 2010 was 3.33 percent. The capital securities qualify as Tier 1 capital for regulatory capital purposes.

Cash Flows

The Consolidated Statements of Cash Flows present the changes in cash and cash equivalents resulting from the Corporation’s operating, investing and financing activities. During the nine months ended September 30, 2010, cash and cash equivalents decreased by $13.7 million. Net cash of $14.3 million was provided by operating activities, namely, net income as adjusted to net cash. Net income of $4.4 million was adjusted principally by other-than-temporary impairment losses on investment securities of $5.1 million, net gains on sales of investment securities of $3.5 million, provision for loan losses of $3.0 million, a decrease in prepaid FDIC insurance assessments of $1.3 million and a decrease in other assets of $1.9 million. Net cash used in investing activities amounted to approximately $19.1 million, used primarily by a net increase in investment securities of $35.4 million, reduced by a net decrease in loans of $16.5 million. Net cash of $8.9 million was used in financing activities, used primarily for the funding of decreases in short and long term borrowings during the period, partially offset by net proceeds from the Corporation’s common stock offerings during the period.

Stockholders’ Equity

       Total stockholders’ equity amounted to $122.2 million, or 10.00 percent of total assets, at September 30, 2010, compared to $101.7 million or 8.51 percent of total assets at December 31, 2009. Book value per common share was $6.90 at September 30, 2010, compared to $6.32 at December 31, 2009. Tangible book value (i.e., total stockholders’ equity less preferred stock, goodwill and other intangible assets) per common share was $5.86 at September 30, 2010, compared to $5.15 at December 31, 2009.

Tangible book value per share is a non-GAAP financial measure and represents tangible stockholders’ equity (or tangible book value) calculated on a per common share basis. The Corporation believes that a disclosure of tangible book value per share may be helpful for those investors who seek to evaluate the Corporation’s book value per share without giving effect to goodwill and other intangible assets. The following table presents a reconciliation of total book value per share to tangible book value per share as of September 30, 2010 and December 31, 2009.

	September 30,	December 31,
	2010	2009
	(in thousands, except for share data)
Stockholders’ equity	$122,157	$101,749
Less: Preferred stock	9,680	9,619
Less: Goodwill and other intangible assets	16,974	17,028
Tangible common stockholders’ equity	$95,503	$75,102

Book value per common share	$6.90	$6.32
Less: Goodwill and other intangible assets	1.04	1.17
Tangible book value per common share	$5.86	$5.15

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

In September 2010, the Corporation sold an aggregate of 1,715,000 shares of its common stock under its previously filed shelf registration statement which was declared effective by the Securities and Exchange Commission on May 5, 2010. The Corporation sold 1,430,000 shares of common stock at a price of $7.00 per share, with underwriting discounts and commissions of $0.39 per share, for gross proceeds from this offering of $10,010,000. The Corporation also sold 285,000 shares of common stock directly to certain of its directors at a price of $7.50 per share, for gross proceeds from this offering of $2,137,500. After underwriting discounts and commissions of $557,700 and offering expenses of approximately $200,000 which consisted primarily of legal and accounting fees, net proceeds from both offerings totaled $11,389,800.

During the three and nine months ended September 30, 2010, the Corporation had no purchases of common stock associated with its stock buyback programs. At September 30, 2010, there were 652,868 shares available for repurchase under the Corporation’s stock buyback programs. As described in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2009, as amended, the Corporation is restricted from repurchasing its Common Stock while its issued preferred stock is held by the U. S. Treasury.

Regulatory Capital and Capital Adequacy

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

The following is a summary of regulatory capital amounts and ratios as of September 30, 2010 for the Corporation and the Bank, compared with minimum capital adequacy requirements and the regulatory requirements for classification as a well-capitalized depository institution.

	Center Bancorp, Inc.		For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Provisions
At September 30, 2010	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)

Tier 1 leverage capital	$112,261	9.60%	$47,754	4.00%	N/A	N/A
Tier 1 risk-based capital	112,261	13.09%	34,201	4.00%	N/A	N/A
Total risk-based capital	121,031	14.12%	63,402	8.00%	N/A	N/A

	Union Center National Bank		For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Provisions
At September 30, 2010	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)

Tier 1 leverage capital	$107,979	9.23%	$47,729	4.00%	$58,812	5.00%
Tier 1 risk-based capital	107,979	12.60%	34,185	4.00%	51,278	6.00%
Total risk-based capital	116,788	13.63%	68,371	8.00%	85,463	10.00%

N/A - not applicable

The Office of the Comptroller of the Currency (“OCC”) has established higher minimum capital ratios for the Bank effective as of December 31, 2009:  Tier 1 leverage capital of 8.0 percent, Tier 1 risk-based capital of 10.0 percent and Total risk-based capital of 12.0 percent. As of September 30, 2010, management believes that each of the Bank and the Corporation meet all capital adequacy requirements to which it is subject, including those established for the Bank by the OCC.

Basel III

       The Basel Committee on Banking Supervision (the “Basel Committee”) provides a forum for regular cooperation on banking supervisory matters. Its objective is to enhance understanding of key supervisory issues and improve the quality of banking supervision worldwide. It seeks to do so by exchanging information on national supervisory issues, approaches and techniques, with a view to promoting common understanding. At times, the Committee uses this common understanding to develop guidelines and supervisory standards in areas where they are considered desirable. In this regard, the Committee is best known for its international standards on capital adequacy; the Core Principles for Effective Banking Supervision; and the Concordat on cross-border banking supervision.

       The Basel Committee released a comprehensive list of proposals for changes to capital, leverage, and liquidity requirements for banks in December 2009 (commonly referred to as “Basel III”).  In July 2010, the Basel Committee announced the design for its capital and liquidity reform proposals and in September 2010, the oversight body of the Basel Committee announced minimum capital ratios and transition periods.

       Many of the details of the new framework related to minimum capital levels and minimum liquidity requirements in the Basel Committee’s proposals will remain uncertain until the final release is issued later this year.  Implementation of the final provisions of Basel III will require implementing regulations and guidelines by U.S. banking regulators.  Implementation of these new capital and liquidity requirements has created significant uncertainty with respect to the future liquidity and capital requirements for financial institutions.  Therefore, the Corporation is not able to predict at this time the content of liquidity and capital guidelines or regulations that may be adopted by regulatory agencies or the impact that any changes in regulation may have on the Corporation and the Bank.

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

Item 3. Qualitative and Quantitative Disclosures about Market Risks

Market Risk

The Corporation’s profitability is affected by fluctuations in interest rates. A sudden and substantial increase or decrease in interest rates may adversely affect the Corporation’s earnings to the extent that the interest rates borne by assets and liabilities do not similarly adjust. The Corporation’s primary objective in managing interest rate risk is to minimize the adverse impact of changes in interest rates on the Corporation’s net interest income and capital, while structuring the Corporation’s asset-liability structure to obtain the maximum yield-cost spread on that structure. The Corporation relies primarily on its asset-liability structure to control interest rate risk. The Corporation continually evaluates interest rate risk management opportunities and has been focusing its efforts on increasing the Corporation’s yield-cost spread through wholesale and retail growth opportunities.

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

Based on the results of the interest simulation model as of September 30, 2010, and assuming that management does not take action to alter the outcome, the Corporation would expect an increase of 0.59 percent in net interest income if interest rates increased by 200 basis points from current rates in a gradual and parallel rate ramp over a twelve month period. These results and other analyses indicate to management that the Corporation’s net interest income is presently minimally sensitive to rising interest rates.

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

Equity Price Risk

The Corporation is exposed to equity price risk inherent in its portfolio of publicly traded equity securities, which had an estimated fair value of approximately $0.3 million at September 30, 2010 and December 31, 2009. We monitor equity investment holdings for impairment on a quarterly basis. In the event that the carrying value of the equity investment exceeds its fair value, and the decline in value is determined to be to be other than temporary, the carrying value is reduced to its current fair value by recording a charge to current operations. For the three and nine months ended September 30, 2010, the Corporation recorded no other-than-temporary impairment charges on its equity security holdings.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

In December 2009, the Corporation took steps to terminate a participation agreement with another New Jersey bank at December 31, 2009. Under the terms of the agreement, the participation ended on December 31, 2009, and, in the Corporation’s view, the lead bank is required to repurchase the remaining balance. The lead bank questioned our enforcement of the participation agreement. Therefore, the Corporation filed suit against Highlands State Bank (“Highlands”) in the Superior Court of New Jersey, Chancery Division, in Morris County, New Jersey (Docket No. MRS-C-189-09), for the return of the outstanding principal.  Highlands has answered the complaint and filed a counterclaim. The initial pleadings have been filed and the discovery phase is ongoing. The Bank filed a Motion for Summary Judgment, which was denied without prejudice. The parties are presently participating in settlement negotiations, although no assurance can be given whether a settlement agreement will be reached or, if reached, regarding the terms of any such settlement agreement.

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

Item 1A. Risk Factors

Except for the risk factors detailed below, there have been no material changes in risk factors from those disclosed under Item 1A, “Risk Factors” in Center Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2009.

On July 21, 2010, the Dodd-Frank Act was signed into law. The Dodd-Frank Act will have a broad impact on the financial services industry, including significant regulatory and compliance changes. Many of the requirements called for in the Dodd-Frank Act will be implemented over time and most will be subject to implementing regulations over the course of several years. Given the uncertainty associated with the manner in which the provisions of the Dodd-Frank Act will be implemented by the various regulatory agencies, the full extent of the impact such requirements will have on our operations is unclear. Certain provisions of the Dodd-Frank Act are expected to have a near term impact on us. For example, the Dodd-Frank Act:

•
eliminates, effective one year after the date of enactment, the federal prohibitions on paying interest on demand deposits, thus allowing businesses to have interest bearing checking accounts. Depending on competitive responses, this significant change to existing law could have an adverse impact on our interest expense;

•	broadens the base for FDIC insurance assessments. Assessments will be based on the average consolidated total assets less tangible equity capital of a financial institution;

•
permanently increases the maximum amount of deposit insurance for banks, savings institutions and credit unions to$250,000 per depositor, retroactive to January 1, 2009, and non-interest bearing transaction accounts have unlimited deposit insurance through December 31, 2013;

•
requires publicly traded companies like us to give shareholders a non-binding vote on executive compensation and so-called “golden parachute” payments in certain circumstances, even after repayment of our TARP investment;

•	authorizes the SEC to promulgate rules that would allow stockholders to nominate their own candidates using a company's proxy materials, and the SEC has recently promulgated such rules;

•	directs the Federal Reserve Board to promulgate rules prohibiting excessive compensation paid to bank holding company executives;

•
creates a new Consumer Financial Protection Bureau (“CFPB”) with broad powers to supervise and enforce consumer protection laws. The CFPB has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The CFPB has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets. Institutions with $10 billion or less in assets, such as the Corporation’s bank subsidiary, will continue to be examined for compliance with the consumer laws by their primary bank regulators; and

•
weakens the federal preemption rules that have been applicable for national banks and federal savings associations, and gives state attorneys general the ability to enforce federal consumer protection laws.

While it is difficult to predict at this time what specific impact the Dodd-Frank Act and certain yet to be written implementing rules and regulations will have on us, we expect that at a minimum our operating and compliance costs will increase, and our interest expense could increase.

For information regarding the potential implementation of new capital and liquidity requirements, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Basel III”.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

From time to time the Corporation may purchase common shares under stock buyback programs announced in 2006, 2007 and 2008. Purchased shares are recorded as Treasury Stock, which result in a decrease in stockholders’ equity. The maximum number of common shares that may yet be purchased under the programs amounts to 652,868 shares. However, as described in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2009, as amended, the Corporation is restricted from repurchasing its common stock while its issued preferred stock is held by the U. S. Treasury. For the nine months ended September 30, 2010, there were no shares repurchased.

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

CENTER BANCORP, INC.
(Registrant)

By:	/s/ Anthony C. Weagley	By:	/s/ Stephen J. Mauger
	Anthony C. Weagley President and Chief Executive Officer		Stephen J. Mauger Vice President, Treasurer and Chief Financial Officer

	Date: November 9, 2010		Date: November 9, 2010