Form 10-K
period 2010-12-31
CENTER BANCORP INC
filed 2011-03-16
CIK 712771

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Fiscal Year Ended December 31, 2010

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

Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Regulation S-T (232,405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant has required to submit and post such files.) Yes ☐ No ☐ Not applicable

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to the Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Securities Exchange Act of 1934.

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated ☐	Small Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐ or No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold or the average bid and ask price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter — $88.1 million

Shares Outstanding on March 1, 2011

Common Stock, no par value: 16,290,700 shares

DOCUMENTS INCORPORATED BY REFERENCE

Definitive proxy statement in connection with the 2011 Annual Stockholders Meeting to be filed with the Commission pursuant to Regulation 14A will be incorporated by reference in Part III.

CENTER BANCORP, INC.

Information included in or incorporated by reference in this Annual Report on Form 10-K, other filings with the Securities and Exchange Commission, t he Corporation’s press releases or other public statements, contain or may contain forward looking statements. Please refer to a discussion of the Corporation’s forward looking statements and associated risks in “Item 1 — Business — Historical Development of Business” and “Item 1A — Risk Factors” in this Annual Report on Form 10-K.

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

Center Bancorp, Inc., a one-bank holding company, was incorporated in the state of New Jersey on November 12, 1982. Upon the acquisition of all outstanding shares of capital stock of Union Center National Bank (the “Bank”), its principal subsidiary, Center Bancorp, Inc., commenced operations on May 1, 1983. The holding company’s sole activity, at this time, is to act as a holding company for the Bank and other subsidiaries. As used herein, the term “Corporation” shall refer to Center Bancorp, Inc. and its direct and indirect subsidiaries and the term “Parent Corporation” shall refer to Center Bancorp, Inc. on an unconsolidated basis. In addition to its principal subsidiary, Center Bancorp, Inc. owns 100 percent of the voting shares of Center Bancorp, Inc. Statutory Trust II, through which it issued trust preferred securities. Center Bancorp, Inc. Statutory Trust II is not a consolidated subsidiary. See Note 10 of the Consolidated Financial Statements.

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

The Corporation issued $10.3 million of subordinated debentures in 2001 and $5.2 million of subordinated debentures in 2003. On December 18, 2006, the Corporation redeemed $10.3 million of subordinated debentures and dissolved Center Bancorp, Inc. Statutory Trust I. At December 31, 2010, the $5.2 million of these securities still outstanding were included as a component of Tier 1 Capital for regulatory purposes. The Tier 1 leverage capital ratio was 9.90 percent at December 31, 2010.

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

The Parent Corporation has filed the certifications of the Chief Executive Officer and Chief Financial Officer required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 with respect to the Parent Corporation’s Annual Report on Form 10-K as exhibits to this Report. Center Bancorp’s CEO submitted the required annual CEO’s Certification regarding the NASDAQ’s corporate governance listing standards, Section 12(a) CEO Certification, to the NASDAQ within the required time frame after the 2010 annual shareholders’ meeting.

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

On August 20, 2010, the Bank formed UCNB 1031 Exchange, LLC, for the purpose of providing customers 1031 exchange services. At December 31, 2010 UCNB 1031 Exchange, LLC was active, however its operations to date have had no material impact on the operations of the Corporation.

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

On November 9, 2007, the FRB approved the Parent Corporation’s application to become a Financial Holding Company. A Financial Holding Company may perform the following activities: insurance underwriting, securities dealing and underwriting, financial and investment advisory services, merchant banking and issuing or selling security interests in bank-eligible assets. Financial Holding Companies may also engage in any other activity that the FRB determines to be financial in nature or incidental to financial activities after consultation with the Secretary of the Treasury. A Financial Holding Company may also engage in any non-financial activity that the FRB determines is complementary to a financial activity and does not pose a substantial risk to the safety or soundness of depository institutions or the financial system. As of December 31, 2009 the Parent Corporation officially rescinded its status as a financial services holding company as a result of the discontinuation of its title insurance activities.

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

New Jersey enacted legislation to authorize interstate banking and branching and the entry into New Jersey of foreign country banks. New Jersey did not authorize de novo branching into the state. However, under federal law, federal savings banks which meet certain conditions may branch de novo into a state, regardless of state law. The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) removes the restrictions on interstate branching contained in the Interstate Banking and Branching Act, and allows national banks and state banks to establish branches in any state if, under the laws of the state in which the branch is to be located, a state bank chartered by that state would be permitted to establish the branch.

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

Capital Adequacy Guidelines

The Federal Reserve Board has adopted risk-based capital guidelines. These guidelines establish minimum levels of capital and require capital adequacy to be measured in part upon the degree of risk associated with certain assets. Under these guidelines all banks and bank holding companies must have a core or Tier 1 capital to risk-weighted assets ratio of at least 4% and a total capital to risk-weighted assets ratio of at least 8%. At December 31, 2010, the Corporation’s Tier 1 capital to risk-weighted assets ratio and total capital to risk-weighted assets ratio were 13.28 percent and 14.29 percent, respectively.

In addition, the Federal Reserve Board and the FDIC have approved leverage ratio guidelines (Tier 1 capital to average quarterly assets, less goodwill) for bank holding companies such as the Parent Corporation. These guidelines provide for a minimum leverage ratio of 3% for bank holding companies that meet certain specified criteria, including that they have the highest regulatory rating. All other holding companies are required to maintain a leverage ratio of 3% plus an additional cushion of at least 100 to 200 basis points. The Parent Corporation’s leverage ratio was 9.90 percent at December 31, 2010.

Under FDICIA, federal banking agencies have established certain additional minimum levels of capital which accord with guidelines established under that act. In addition, OCC has established higher minimum capital ratios for the Bank effective as of December 31, 2009. See “FDICIA.”

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

The OCC has established higher minimum capital ratios for the Bank effective as of December 31, 2009: Tier 1 Risk-Based Capital of 10.0 percent, Total Risk-Based Capital of 12.0 percent and Tier 1 Leverage Capital of 8.0 percent. At December 31, 2010, the Bank’s capital ratios were all above the minimum levels required.

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

Additional Regulation of Capital

The federal regulatory authorities’ risk-based capital guidelines are based upon the 1988 capital accord (“Basel I”) of the Basel Committee on Banking Supervision (the “Basel Committee”). The Basel Committee is a committee of central banks and bank supervisors/regulators from the major industrialized countries that develops broad policy guidelines for use by each country’s supervisors in determining the supervisory policies and regulations to which they apply. Actions of the Committee have no direct effect on banks in participating countries. In 2004, the Basel Committee published a new capital accord (“Basel II”) to replace Basel I. Basel II provides two approaches for setting capital standards for credit risk — an internal ratings-based approach tailored to individual institutions’ circumstances and a standardized approach that bases risk weightings on external credit assessments to a much greater extent than permitted in existing risk-based capital guidelines.

Basel II also would set capital requirements for operational risk and refine the existing capital requirements for market risk exposures. The Corporation is not required to comply with the advanced approaches of Basel II.

In 2009, the United States Treasury Department issued a policy statement (the “Treasury Policy Statement”) entitled “Principles for Reforming the U.S. and International Regulatory Capital Framework for Banking Firms,” which contemplates changes to the existing regulatory capital regime involving substantial revisions to major parts of the Basel I and Basel II capital frameworks and affecting all regulated banking organizations. The Treasury Policy Statement calls for, among other things, higher and stronger capital requirements for all banking firms, with changes to the regulatory capital framework to be phased in over a period of several years.

On December 17, 2009, the Basel Committee issued a set of proposals (the “2009 Capital Proposals”) that would significantly revise the definitions of Tier 1 capital and Tier 2 capital. Among other things, the 2009 Capital Proposals would re-emphasize that common equity is the predominant component of Tier 1 capital. Concurrently with the release of the 2009 Capital Proposals, the Basel Committee also released a set of proposals related to liquidity risk exposure (the “2009 Liquidity Proposals”). The 2009 Liquidity Proposals include the implementation of (i) a “liquidity coverage ratio” or LCR, designed to ensure that a bank maintains an adequate level of unencumbered, high-quality assets sufficient to meet the bank’s liquidity needs over a 30-day time horizon under an acute liquidity stress scenario and (ii) a “net stable funding ratio” or NSFR, designed to promote more medium and long-term funding of the assets and activities of banks over a one-year time horizon.

The Dodd-Frank Act includes certain provisions, often referred to as the “Collins Amendment,” concerning the capital requirements of the United States banking regulators. These provisions are intended to subject bank holding companies to the same capital requirements as their bank subsidiaries and to eliminate or significantly reduce the use of hybrid capital instruments, especially trust preferred securities, as regulatory capital. Under the Collins Amendment, trust preferred securities issued by a company, such as Union Center National Bank, with total consolidated assets of less than $15 billion before May 19, 2010 and treated as regulatory capital are grandfathered, but any such securities issued later are not eligible as regulatory capital. The banking regulators must develop regulations setting minimum risk-based and leverage capital requirements for holding companies and banks on a consolidated basis that are no less stringent than the generally applicable requirements in effect for depository institutions under the prompt corrective action regulations. The banking regulators also must seek to make capital standards countercyclical so that the required levels of capital increase in times of economic expansion and decrease in times of economic contraction. The Dodd-Frank Act requires these new capital regulations to be adopted by the Federal Reserve in final form 18 months after the date of enactment of the Dodd-Frank Act (July 21, 2010).

In December 2010 and January 2011, the Basel Committee published the final texts of reforms on capital and liquidity generally referred to as “Basel III.” Although Basel III is intended to be implemented by participating countries for large, internationally active banks, its provisions are likely to be considered by United States banking regulators in developing new regulations applicable to other banks in the United States, including Union Center National Bank.

For banks in the United States, among the most significant provisions of Basel III concerning capital are the following:

•	A minimum ratio of common equity to risk-weighted assets reaching 4.5%, plus an additional 2.5% as a capital conservation buffer, by 2019 after a phase-in period.
•	A minimum ratio of Tier 1 capital to risk-weighted assets reaching 6.0% by 2019 after a phase-in period.
•	A minimum ratio of total capital to risk-weighted assets, plus the additional 2.5% capital conservation buffer, reaching 10.5% by 2019 after a phase-in period.
•	An additional countercyclical capital buffer to be imposed by applicable national banking regulators periodically at their discretion, with advance notice.

•	Restrictions on capital distributions and discretionary bonuses applicable when capital ratios fall within the buffer zone.
•	Deduction from common equity of deferred tax assets that depend on future profitability to be realized.
•	Increased capital requirements for counterparty credit risk relating to OTC derivatives, repos and securities financing activities.
•	For capital instruments issued on or after January 13, 2013 (other than common equity), a loss-absorbency requirement such that the instrument must be written off or converted to common equity if a trigger event occurs, either pursuant to applicable law or at the direction of the banking regulator. A trigger event is an event under which the banking entity would become nonviable without the write-off or conversion, or without an injection of capital from the public sector. The issuer must maintain authorization to issue the requisite shares of common equity if conversion were required.

The Basel III provisions on liquidity include complex criteria establishing the LCR and NSFR. Although Basel III is described as a “final text,” it is subject to the resolution of certain issues and to further guidance and modification, as well as to adoption by United States banking regulators, including decisions as to whether and to what extent it will apply to United States banks that are not large, internationally active banks.

Federal Deposit Insurance and Premiums

Substantially all of the deposits of the Bank are insured up to applicable limits by the Deposit Insurance Fund (“DIF”) of the FDIC and are subject to deposit insurance assessments to maintain the DIF. As a result of the Dodd-Frank Act, the basic federal deposit insurance limit was permanently increased from at least $100,000 to at least $250,000. In addition, on November 9, 2010 and January 18, 2011, the FDIC (as mandated by Section 343 of the Dodd-Frank Act) adopted rules providing for unlimited deposit insurance for traditional noninterest-bearing transaction accounts and IOLTA accounts beginning December 31, 2010 until December 31, 2012. This coverage, which applies to all insured deposit institutions, does not charge any additional FDIC assessment to the institution. Furthermore, this unlimited coverage is separate from, and in addition to, the coverage provided to depositors with respect to other accounts held at an insured institution.

Under current regulations, the FDIC utilizes a risk-based assessment system that imposes insurance premiums based upon a risk matrix that takes into account a bank’s capital level and supervisory rating, known as a “CAMEL rating.” The assessment rate for an individual institution is determined according to a formula based on a weighted average of the institution’s individual CAMELS component ratings plus six financial ratios. Well-capitalized institutions (generally those with CAMELS composite ratings of 1 or 2) are grouped in Risk Category I and their initial assessment base rate for deposit insurance is set at an annual rate of between 12 and 16 basis points. The initial base assessment rate for institutions in Risk Categories II, III, and IV is set at annual rates of 22, 31 and 50 basis points, respectively. These base rates are then adjusted to a final assessment rate based on an institution’s brokered deposits, secured liabilities and unsecured debt. In 2010 the Bank recognized a total of $1.8 million in FDIC expense of the $5.7 million assessments prepaid in 2009.

On May 22, 2009, the Board of Directors of the FDIC adopted a final rule imposing a special assessment on the entire banking industry. The special assessment was calculated as five basis points times each insured depository institution’s assets minus Tier 1 capital, as reported in the report of condition as of June 30, 2009 and would not exceed ten times the institution’s assessment base for the second quarter of 2009 risk-based assessment. This special assessment, which totaled $1.2 million, was remitted by the Bank on September 30, 2009.

On November 12, 2009, the FDIC adopted the final rule which required insured depository institutions to prepay their quarterly risk-based assessments for the fourth quarter of 2009 through the fourth quarter of 2012. On December 30, 2009, the Bank remitted an FDIC prepayment in the amount of $5.7 million. An institution’s prepaid assessment was based on the total base assessment rate that the institution paid for the third quarter of 2009, adjusted quarterly by an estimated annual growth rate of 5% through the end of 2012, plus, for 2011 and 2012, an increase in the total base assessment rate on September 30, 2009 by an annualized three basis points. Any prepaid assessment in excess of the amounts that are subsequently determined to be actually due to the FDIC by June 30, 2013, will be returned to the institution at that time.

In November 2010, the FDIC approved a rule to change the assessment base from adjusted domestic deposits to average consolidated total assets minus average tangible equity, as required by the Dodd-Frank Act. These new assessment rates will begin in the second quarter of 2011 and will be payable at the end of September 2011. Since the new base is larger than the current base, the FDIC’s rule would lower total base assessment rates to between 2.5 and 9 basis points for banks in the lowest risk category, and 30 to 45 basis points for banks in the highest risk category.

In addition to deposit insurance assessments, the FDIC is required to continue to collect from institutions payments for the servicing of obligations of the Financing Corporation (“FICO”) that were issued in connection with the resolution of savings and loan associations, so long as such obligations remain outstanding. The Bank paid a FICO premium of $87,000 in 2010 and expects to pay a similar premium in 2011.

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

The United States Treasury Department has issued a number of implementing regulations which address various requirements of the USA PATRIOT Act and are applicable to financial institutions such as the Bank. These regulations impose obligations on financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing and to verify the identity of their customers.

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

Legislation Implemented in Response to Periods of Economic Turmoil

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

Participants in the TARP Capital Purchase Program were required to accept several compensation-related limitations associated with this Program. In January 2009, five executive officers of the Corporation agreed in writing to accept the compensation standards in existence at that time under the Capital Purchase Program and thereby cap or eliminate some of their contractual or legal rights. The provisions agreed to were as follows:

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
•	Compensation Committee Functions. The Stimulus Act requires that the Parent Corporation’s Compensation Committee be comprised solely of independent directors and that it meet at least semiannually to discuss and evaluate the Corporation’s employee compensation plans in light of an assessment of any risk posed to the Corporation from such compensation plans.
•	Compliance Certifications. The Stimulus Act requires an annual written certification by the Parent Corporation’s chief executive officer and chief financial officer with respect to the Corporation’s compliance with the provisions of the Stimulus Act.
•	Treasury Review of Excessive Bonuses Previously Paid. The Stimulus Act directs the Treasury to review all compensation paid to the Corporation’s senior executive officers and its next 20 most highly compensated employees to determine whether any such payments were inconsistent with the purposes of the Stimulus Act or were otherwise contrary to the public interest. If the Treasury makes such a finding, the Treasury is directed to negotiate with the Parent Corporation and the applicable employee for appropriate reimbursements to the federal government with respect to the compensation and bonuses.
•	Say on Pay. Under the Stimulus Act, the Corporation is required to have an advisory “say on pay vote” by the shareholders on executive compensation at the Corporation’s shareholder meetings during the period that the Preferred Shares are outstanding. This requirement will apply to the Corporation’s 2011 annual meeting of shareholders.

Recent Regulatory Reform-The Dodd-Frank Act

The Dodd-Frank Act, which was signed into law on July 21, 2010, will have a broad impact on the financial services industry, including significant regulatory and compliance changes. Many of the requirements called for in the Dodd-Frank Act will be implemented over time and most will be subject to implementing regulations over the course of several years.

Among other things, the Dodd-Frank Act:

•	eliminates, effective one year after the date of enactment, the federal prohibitions on paying interest on demand deposits, thus allowing businesses to have interest bearing checking accounts. Depending on competitive responses, this significant change to existing law could have an adverse impact on the Bank’s interest expense.
•	broadens the base for FDIC insurance assessments. Assessments will now be based on the average consolidated total assets less tangible equity capital of a financial institution.
•	permanently increases the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2009, and non-interest bearing transaction accounts have unlimited deposit insurance through December 31, 2013.
•	requires publicly traded companies like Center Bancorp to give shareholders a non-binding vote on executive compensation and so-called “golden parachute” payments in certain circumstances, even after repayment of the TARP investment.
•	authorizes the SEC to promulgate rules that would allow stockholders to nominate their own candidates using a company’s proxy materials.
•	directs the Federal Reserve Board to promulgate rules prohibiting the payment of excessive compensation to bank holding company executives.
•	creates a new Consumer Financial Protection Bureau with broad powers to supervise and enforce consumer protection laws. The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets. Institutions with $10 billion or less in assets, such as the Bank, will continue to be examined for compliance with the consumer laws by their primary bank regulators.
•	restricts the preemption of state consumer financial protection law by federal law.
•	requires new capital rules and the application of the same leverage and risk-based capital requirements that apply to insured depository institutions to most bank holding companies. In addition to making bank holding companies subject to the same capital requirements as their bank subsidiaries, these provisions (often referred to as the Collins Amendment to the Dodd-Frank Act) were also intended to eliminate or significantly reduce the use of hybrid capital instruments, especially trust preferred securities, as regulatory capital. Under the Collins Amendment, trust preferred securities issued by a bank holding company such as Center Bancorp (with total consolidated assets between $500 million and $15 billion) before May 19, 2010 and treated as regulatory capital are grandfathered, but any such securities issued later are not eligible as regulatory capital.
•	requires banking regulators to seek to make capital standards countercyclical, so that the required levels of capital increase in times of economic expansion and decrease in times of economic contraction.
•	allows de novo interstate branching by banks.

While it is difficult to predict at this time what specific impact the Dodd-Frank Act and the yet to be written implementing rules and regulations will have on the Corporation, management expects that at a minimum the Corporation’s operating and compliance costs will increase, and our interest expense could increase.

Proposed Legislation

From time to time proposals are made in the U.S. Congress and before various bank regulatory authorities, which would alter the policies of and place restrictions on different types of banking operations. It is impossible to predict the impact, if any, of potential legislative trends on the business of the Parent Corporation and the Bank.

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

Dividend Restrictions

The Parent Corporation is a legal entity separate and distinct from the Bank. Virtually all of the revenue of the Parent Corporation available for payment of dividends on its capital stock will result from amounts paid to the Parent Corporation by the Bank. All such dividends are subject to various limitations imposed by federal laws and by regulations and policies adopted by federal regulatory agencies. As a national bank, the Bank may not pay a dividend if it would impair the capital of the Bank. Furthermore, prior approval by the Comptroller of the Currency is required if the total of dividends declared in a calendar year exceeds the total of the Bank’s net profits for that year combined with the retained profits for the two preceding years. The Bank’s current MOU provides that the Bank cannot declare a dividend without the prior approval of the OCC.

On January 9, 2009, as part of the TARP Capital Purchase Program, the Parent Corporation entered into a Letter Agreement (the “Letter Agreement”) and a Securities Purchase Agreement — Standard Terms attached thereto (the “Securities Purchase Agreement”) with the Treasury, pursuant to which (i) the Parent Corporation issued and sold, and the Treasury purchased, 10,000 shares of the Parent Corporation’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A, having a liquidation preference of $1,000 per share, for an aggregate purchase price of $10,000,000 in cash, and (ii) the Parent Corporation issued to the Treasury a ten-year warrant (the “Warrant”) to purchase up to 173,410 shares of the Corporation’s common stock at an exercise price of $8.65 per share. As a result of the successful completion of the Parent Corporation’s rights offering in October 2009, the number of shares underlying the Warrant was reduced to 86,705 shares, or 50% of the original 173,410 shares. The Securities Purchase Agreement contains limitations on the payment of dividends on the common stock. Specifically, the Parent Corporation is unable to declare dividend payments on the common stock (and certain preferred stock if the Corporation issues additional series of preferred stock) if the Parent Corporation is in arrears in the payment of dividends on the Preferred Shares. Further, until the third anniversary of the investment or when all of the Preferred Shares have been redeemed or transferred, the Parent Corporation is not permitted to increase the amount of the quarterly cash dividend above $0.09 per share, which was the amount of the last regular dividend declared by the Parent Corporation prior to October 14, 2008.

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

As described under “Item 1 — Business — Regulation of Bank Subsidiary,” the Bank is subject to a MOU with the OCC, pursuant to which it has agreed to take various actions to improve the Bank’s capital position and profitability. The OCC has also established higher minimum capital ratios for the Bank than the regulatory minimums. While management is committed to addressing and resolving the issues raised by the OCC and has initiated corrective actions to comply with various requirements of the MOU, no assurances can be given that the OCC will find the Bank’s compliance plan satisfactory, or that the Bank will not be subject to further supervisory action by the OCC. We may at some point need to raise additional capital to assure compliance with mandated capital ratios and to support our continued growth. Our ability to raise additional capital, if needed, will depend on conditions in the capital markets at that time, which are outside our control, and on our financial performance. Accordingly, we cannot assure you of our ability to raise additional capital, if needed, on terms acceptable to us. If we cannot raise additional capital when needed, our ability to comply with applicable capital requirements and to further expand our operations through internal growth or acquisitions could be materially impaired.

Negative developments in the financial services industry and U.S. and global credit markets in recent years may continue to adversely impact our operations and results.

The general economic downturn experienced during 2008, 2009 and portions of 2010 negatively impacted many financial institutions, including the Company. Loan portfolio performances deteriorated at many institutions resulting from, among other factors, a weak economy and a decline in the value of the collateral supporting their loans. The competition for our deposits increased significantly due to liquidity concerns at many of these same institutions. Stock prices of bank holding companies, like ours, were negatively affected by the condition of the financial markets, as was our ability, if needed, to raise capital or borrow in the debt markets compared to recent years. While the United States Congress has taken actions to implement important safeguards, there remains a potential for new federal or state laws and regulations regarding lending and funding practices and liquidity standards, and financial institution regulatory agencies are expected to be very aggressive in responding to concerns and trends identified in examinations, including the issuance of many formal enforcement actions. Negative developments in the financial services industry and the impact of new legislation in response to those developments could negatively impact our operations by restricting our business operations, including our ability to originate or sell loans, and adversely impact our financial performance. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on us and others in the financial institutions industry. In particular, we may face the following risks in connection with these events:

•	we potentially face increased regulation of our industry and compliance with such regulation may increase our costs and limit our ability to pursue business opportunities;
•	customer demand for loans secured by real estate could be reduced due to weaker economic conditions, an increase in unemployment, a decrease in real estate values or an increase in interest rates;

•	the process we use to estimate losses inherent in our credit exposure requires difficult, subjective and complex judgments, including forecasts of economic conditions and how these economic conditions might impair the ability of our borrowers to repay their loans; the level of uncertainty concerning economic conditions may adversely affect the accuracy of our estimates which may, in turn, impact the reliability of the process;
•	the value of the portfolio of investment securities that we hold may be adversely affected; and
•	we may be required to pay significantly higher FDIC premiums because market developments have significantly depleted the insurance fund of the FDIC and reduced the ratio of reserves to insured deposits.

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

Pursuant to the terms by which we participated in the U.S. Treasury’s Capital Purchase Agreement and the terms of the American Recovery and Reinvestment Act of 2009, we and several of our senior employees are subject to substantial limitations on executive compensation and are subject to corporate governance standards imposed pursuant to that Act. Such requirements may adversely affect our ability to attract and retain senior officers and employees who are critical to the operation of our business.

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

The capital markets have been experiencing unprecedented volatility for more than three years. Such negative developments and disruptions have resulted in uncertainty in the financial markets. Bank and bank holding company stock prices have been negatively affected, as has the ability of banks and bank holding companies to raise capital or borrow in the debt markets compared to recent years. If current levels of market disruption and volatility continue or worsen, there can be no assurance that we will not experience an adverse effect, which may be material, on our business, financial condition and results of operations or our ability to access capital.

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

Commercial real estate and construction loans were $421.7 million, or approximately 59.5% of our total loan portfolio, as of December 31, 2010. Many of these loans are extended to small and medium-sized businesses. The market value of real estate can fluctuate significantly in a short period of time as a result of market conditions in the geographic area in which the real estate is located. Although many such loans are secured by real estate as a secondary form of collateral, continued adverse developments affecting real estate values in our market area could increase the credit risk associated with our loan portfolio. Economic events or governmental regulations outside of the control of the borrower or lender could negatively impact the future cash flow and market values of the affected properties. If the loans that are collateralized by real estate become troubled and the value of the real estate has been significantly impaired, then we may not be able to recover the full contractual amount of principal and interest that we anticipated at the time of originating the loan, which could cause us to increase our provision for loan losses and adversely affect our operating results and financial condition.

We may incur impairments to goodwill.

We review our goodwill at least annually. Significant negative industry or economic trends, reduced estimates of future cash flows or disruptions to our business, could indicate that goodwill might be impaired. Our valuation methodology for assessing impairment requires management to make judgments and assumptions based on historical experience and to rely on projections of future operating performance. We operate in a competitive environment and projections of future operating results and cash flows may vary significantly from actual results. Additionally, if our analysis results in an impairment to our goodwill, we would be required to record a non-cash charge to earnings in our financial statements during the period in which such impairment is determined to exist. Any such change could have a material adverse effect on our results of operations and our stock price.

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

Changes in economic conditions, particularly a significant worsening of the current economic environment, could hurt Union Center National Bank’s business. Union Center National Bank’s business is directly affected by political and market conditions, broad trends in industry and finance, legislative and regulatory changes, changes in governmental monetary and fiscal policies, all of which are beyond our control. Deterioration in economic conditions, particularly within New Jersey, could result in the following consequences, any of which could hurt our business materially:

•	problem assets and foreclosures may increase;
•	loan delinquencies may increase;
•	demand for our products and services may decline; and
•	collateral for loans made by Union Center National Bank may decline in value, in turn reducing Union Center National Bank’s clients’ borrowing power.

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

As of December 31, 2010, we had approximately $378.1 million in available for sale investment securities. We may be required to record impairment charges on our investment securities if they suffer a decline in value that is considered other-than-temporary. Numerous factors, including lack of liquidity for re-sales of certain investment securities, absence of reliable pricing information for investment securities, adverse changes in business climate, adverse actions by regulators, or unanticipated changes in the competitive environment could have a negative effect on our investment portfolio in future periods. If an impairment charge is significant enough, it could affect the ability of Union Center National Bank to upstream dividends to us, which could have a material adverse effect on our liquidity and our ability to pay dividends to shareholders and could also negatively impact our regulatory capital ratios.

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

The financial services industry is constantly undergoing rapid technological changes with frequent introductions of new technology-driven products and services. The effective use of technology increases efficiency and enables financial institutions to reduce costs, in addition to providing better service to customers. Our future success will depend in part upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands for convenience as well as to create additional efficiencies in our operations as we grow. We cannot provide you with assurance that we will be able to effectively implement new technology-driven products and services or be successful in marketing such products and services to our customers.

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

Recently enacted legislative reforms and future regulatory reforms required by such legislation could have a significant impact on our business, financial condition and results of operations.

On July 21, 2010, President Obama signed the Dodd-Frank Act into law. The Dodd-Frank Act will have a broad impact on the financial services industry, including significant regulatory and compliance changes. Many of the requirements called for in the Dodd-Frank Act will be implemented over time and most are and will be subject to implementing regulations over the course of several years. Given the uncertainty associated with the manner in which the provisions of the Dodd-Frank Act will be implemented by the various regulatory agencies, the full extent of the impact such requirements will have on our operations is unclear. Among other things, the Dodd-Frank Act:

•	eliminates, effective one year after the date of enactment, the federal prohibitions on paying interest on demand deposits, thus allowing businesses to have interest bearing checking accounts. Depending on competitive responses, this significant change to existing law could have an adverse impact on our interest expense.
•	broadens the base for FDIC insurance assessments. Assessments will now be based on the average consolidated total assets less tangible equity capital of a financial institution.
•	permanently increases the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2009, and non-interest bearing transaction accounts have unlimited deposit insurance through December 31, 2013.
•	directs the Federal Reserve Board to promulgate rules prohibiting excessive compensation paid to bank holding company executives.
•	creates a new Consumer Financial Protection Bureau with broad powers to supervise and enforce consumer protection laws. The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets. Institutions with $10 billion or less in assets, such as the Bank, will continued to be examined for compliance with the consumer laws by their primary bank regulators.
•	Weakens the federal preemption rules that have been applicable for national banks and federal savings associations, and gives state attorneys general the ability to enforce federal consumer protection laws.

While it is difficult to predict at this time what specific impact the Dodd-Frank Act, newly written implementing rules and regulations and yet to be written implementing rules and regulations will have on us, we expect that at a minimum our operating and compliance costs will increase, and our interest expense could increase.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Bank’s operations are located at ten sites in Union County, New Jersey, consisting of six sites in Union Township, one in Springfield Township, one in Berkeley Heights, one in Vauxhall and one in Summit, New Jersey. The Bank also has three branch offices in Morris County, New Jersey, consisting of one site in Madison, one site in Boonton/Mountain Lakes, and one site in Morristown, New Jersey. The principal office is located at 2455 Morris Avenue, Union, New Jersey. The principal office is a two story building constructed in 1993. On October 9, 2004, the Bank opened a 19,555 square foot office facility on Springfield Road in Union, New Jersey, which served as the Bank’s Operations and Data Center, until January 12, 2010 when the Bank entered into a sales purchase agreement for this facility. On February 27, 2008 the Corporation signed an agreement to lease premises at 105 North Avenue, Cranford, New Jersey to be used to construct a full service branch facility. Subsequently, the Corporation notified the landlord that it wanted to terminate the commitment and completed the termination in the first quarter of 2009.

The following table sets forth certain information regarding the Bank’s leased locations.

Branch Location	Term
356 Chestnut Street, Union, New Jersey	Term expires in 2028 with renewal options
Career Center Branch located in Union High School, Union, New Jersey	Term expired in October 2008, currently on month to month lease
300 Main Street, Madison, New Jersey	Term expires June 6, 2015 and is subject to renewal at the Bank’s option
2933 Vauxhall Road, Vauxhall, New Jersey	Term expires January 31, 2013 and is subject to renewal at the Bank’s option
392 Springfield Avenue, Summit, New Jersey	Term expired March 31, 2009 and was subject to renewal at the Bank’s option; however, the Bank advised the landlord that it did not intend to renew this lease.
545 Morris Avenue, Summit, New Jersey	Term expires February 1, 2024, subject to renewal at the Bank’s option
Ely Place, Boonton, New Jersey	Term expires August 29, 2021, and is subject to renewal at the Bank’s option

The Bank operates a Drive In/Walk Up located at 2022 Stowe Street, Union, New Jersey, adjacent to a part of the Center Office facility. The Bank also operates an Autobanking Center located at Bonnel Court, Union, New Jersey. The Bank has three off-site ATM locations. Two are located at the Chatham and Madison New Jersey Transit stations and one is located at the Boys and Girls Club of Union, 1050 Jeanette Avenue, Union, New Jersey.

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

Item 3. Legal Proceedings

In December 2009, the Corporation took steps to terminate a participation agreement with another New Jersey bank at December 31, 2009. Under the terms of the agreement, the participation ended on December 31, 2009, and, in the Corporation’s view, the lead bank is required to repurchase the remaining balance. The lead bank questioned our enforcement of the participation agreement. Therefore, the Corporation filed suit in Superior Court of New Jersey Chancery Division in Morris County, New Jersey, for the return of the outstanding principal.

Union Center has instituted a suit against Highlands State Bank (“Highlands”) in the Superior Court of New Jersey (Docket No. MRS-C-189-09). This litigation relates to a participating interest in a construction loan originated by Highlands. This loan was closed, and the participating interest (85%) was acquired, in 2007. Various causes of action are pleaded in this litigation by both parties, including claims for recovery of damages. The primary claim prosecuted by Union Center seeks a judicial determination that the Participation Agreement executed with Highlands was properly terminated in accordance with its terms on December 31, 2009 and that Highlands is obligated to return the unpaid balance of the loan funds advanced by Union Center during its participation in the loan. The primary claim presented by Highlands is that Union Center’s participation in the loan must continue until it is ultimately retired, which will probably result in a substantial loss that it is claimed must be shared by Union Center. This litigation is in its early stages. The initial pleadings have been filed and the discovery phase will now begin. As of December 31, 2010 no significant progress has been made regarding a decision resulting from the discovery or depositions taken during 2010.

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

Item 3A. Executive Officers of the Registrant

The following table sets forth the name and age of each executive officer of the Parent Corporation, the period during which each such person has served as an officer of the Parent Corporation or the Bank and each such person’s business experience (including all positions with the Parent Corporation and the Bank) for the past five years:

Name and Age	Officer Since	Business Experience
Anthony C. Weagley Age – 49	1996 the Parent Corporation 1985 the Bank	President and Chief Executive Officer of the Parent Corporation (April 2008 – Present); President, Chief Executive Officer and Chief Financial Officer of the Parent Corporation (August 2007 – March 2008); President and Chief Executive Officer of the Bank (March 2008 – Present); President, Chief Executive Officer and Chief Financial Officer of the Bank (August 2007 – February 2008); Vice President & Treasurer of the Parent Corporation (1996 – August 2007); Senior Vice President & Cashier of the Bank (1996 – August 2007); Vice President & Cashier of the Bank (1991 – 1996)
Mark S. Cardone Age – 48	2001 the Parent Corporation 2001 the Bank	Vice President of the Parent Corporation and Senior Vice President & Branch Administrator of the Bank (2001 – Present)
Joseph D. Gangemi Age – 30	2008 the Parent Corporation 2004 the Bank	Vice President and Assistant Portfolio Manager of the Parent and the Bank (December 31, 2010 – Present); Executive Assistant to Chief Executive Officer, Investor Relations Officer and Corporate Secretary of the Parent Corporation and the Bank (June 2008 – Present); Executive Assistant to Chief Executive Officer and Investor Relations Officer of the Bank (January 2008 – June 2008); Executive Assistant to Chief Executive Officer of the Bank (August 2007 – January 2008); Executive Assistant to Chief Financial Officer of the Bank (August 2005 – August 2007)
John J. Lukens Age – 63	2009 the Parent Corporation 2004 the Bank	Vice President and Senior Credit Administrator of the Parent Corporation and Senior Vice President and Senior Credit Administrator of the Bank (December 2009 – Present); Vice President of the Bank (September 2004 – December 2009)

Name and Age	Officer Since	Business Experience
Francis R. Patryn Age – 61	2006 the Parent Corporation 2006 the Bank	Vice President, Chief Financial Officer and Comptroller of the Parent Corporation and Vice President and Chief Financial Officer and Comptroller of the Bank (November 2010 – Present); Vice President and Comptroller of the Bank (October 2006 – Present)
James W. Sorge Age – 58	2010 the Parent Corporation 2010 the Bank	Vice President and Compliance Officer of the Parent Corporation and Senior Vice President and Compliance Officer of the Bank (March 2010 – Present); Vice President and Director, PNC Global Investment Servicing (May 2008 – March 2010); Vice President, BSA/AML/OFAC Officer, Yardville National Bank (June 2005 – April 2008)
George J. Theiller Age – 60	2009 the Parent Corporation 2005 the Bank	Vice President and Senior Auditor of the Parent Corporation and Senior Vice President and Senior Auditor of the Bank (December 2009 – Present); Vice President and Senior Auditor of the Bank (April 2005 – December 2009)
Arthur M. Wein Age – 60	2009 the Parent Corporation 2009 the Bank	Vice President and Chief Operating Officer of the Parent Corporation and Senior Vice President and Chief Operating Officer of the Bank (October 2009 – Present); Vice President and Business Development Officer of the Summit Region of the Bank (April 2009 – October 2009); President and Chief Executive Officer of UTZ Technologies, Inc. (December 2003 – March 2009)

Item 4. Reserved

PART II

Item 5. Market for the Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities

Security Market Information

The common stock of the Parent Corporation is traded on the NASDAQ Global Select Market. The Corporation’s symbol is CNBC. As of December 31, 2010, the Corporation had 592 stockholders of record. This does not include beneficial owners for whom CEDE & Company or others act as nominees. On December 31, 2010, the closing low market bid and asked price were $8.10 and $8.15, respectively.

The following table sets forth the high and low bid price, and the dividends declared, on a share of the Corporation’s common stock for the years ended December 31, 2010 and 2009. All amounts are adjusted for prior stock splits and stock dividends.

	Common Stock Price
	2010		2009		Common Dividends Declared
	High Bid	Low Bid	High Bid	Low Bid	2010	2009
Fourth Quarter	$8.11	$7.30	$9.20	$7.36	$0.03	$0.03
Third Quarter	7.67	7.05	10.16	7.53	0.03	0.03
Second Quarter	9.07	6.94	9.15	6.88	0.03	0.03
First Quarter	9.09	8.31	8.50	6.43	0.03	0.09
Total					$0.12	$0.18

Share Repurchase Program

Historically, repurchases have been made from time to time as, in the opinion of management, market conditions warranted, in the open market or in privately negotiated transactions. Shares repurchased were used for stock dividends and other issuances. No repurchases were made during 2009 and 2010

As noted elsewhere herein, on January 9, 2009, as part of the U.S. Department of the Treasury’s Troubled Asset Relief Program (“TARP”), the Parent Corporation entered into an agreement with the U.S. Treasury (the “Stock Purchase Agreement”) pursuant to which (i) the Parent Corporation issued and sold, and the U.S. Treasury purchased, 10,000 shares (the “Preferred Shares”) of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A, having a liquidation preference of $1,000 per share for an aggregate purchase price of $10 million in cash, and (ii) the Parent Corporation issued to the U.S. Treasury a ten-year warrant (the “Warrant”) to purchase up to 173,410 shares of the Parent Corporation’s common stock at an exercise price of $8.65 per share. As a result of the successful completion of the Rights Offering in October 2009, the number of shares underlying the warrant held by the U.S. Treasury was reduced to 86,705 shares or 50 percent of the original 173,410 shares. Until the third anniversary of the issuance of the Preferred Shares, the consent of the U.S. Treasury will be required for any increase in the dividends on the Parent Corporation’s common stock or for any stock repurchases unless the Preferred Shares have been redeemed in their entirety or the U.S. Treasury has transferred the Preferred Shares to third parties. See “Dividends” below for additional restrictions on the payment of dividends.

Dividends

Federal laws and regulations contain restrictions on the ability of the Parent Corporation and Union Center National Bank to pay dividends. For information regarding restrictions on dividends, see Part I, Item 1, “Business — Dividend Limitations” and Part II, Item 8, “Financial Statements and Supplementary Data —  Dividend and Other Restrictions, Note 17 of the Notes to Consolidated Financial Statements.” Pursuant to the MOU between Union Center National Bank and the OCC, the Bank may not declare dividends without the prior approval of the OCC. In addition, under the terms of the trust preferred securities issued by Center Bancorp, Inc. Statutory Trust II, the Parent Corporation can not pay dividends on its common stock if the Corporation defers payments on the junior subordinated debentures which provide the cash flow for the payments on the trust preferred securities. Further, pursuant to the Stock Purchase Agreement, the Parent Corporation is unable to declare dividend payments on the Parent Corporation’s common stock (and certain preferred stock if the Parent Corporation issues additional series of preferred stock) if the Parent Corporation is in arrears in the payment of dividends on the Preferred Shares issued to the U.S. Treasury. Further, until the third anniversary of the U.S. Treasury’s investment or when all of the Preferred Shares have been redeemed or transferred, the Parent Corporation is not permitted to increase the amount of the quarterly cash dividend above $0.09 per share, which was the amount of the last regular dividend declared by the Parent Corporation prior to October 14, 2008.

Stockholders Return Comparison

Set forth below is a line graph presentation comparing the cumulative stockholder return on the Parent Corporation’s common stock, on a dividend reinvested basis, against the cumulative total returns of the Standard & Poor’s Composite and the SNL Mid-Atlantic Bank Index for the period from January 1, 2006 through December 31, 2010.

COMPARE 5-YEAR CUMULATIVE TOTAL RETURN AMONG CENTER BANCORP INC.,
S&P COMPOSITE AND SNL MID-ATLANTIC BANK INDEX

Assumes $100 invested on January 1, 2006
Assumes dividends reinvested
Year ended December 31, 2010

COMPARISON OF CUMULATIVE TOTAL RETURN OF ONE OR MORE
COMPANIES, PEER GROUPS, INDUSTRY INDEXES AND/OR BROAD MARKETS

	Fiscal Year Ending
Company/Index/Market	12/31/2005	12/31/2006	12/31/2007	12/31/2008	12/31/2009	12/31/2010
Center Bancorp, Inc.	100.00	148.38	111.68	85.74	96.47	89.46
S&P Composite	100.00	115.33	121.64	76.97	103.96	122.30
SNL Mid-Atlantic Bank Index	100.00	120.02	90.76	50.00	52.63	61.40

Item 6. Selected Financial Data

The following tables set forth selected consolidated financial data as of the dates and for the periods presented. The selected consolidated statement of financial condition data as of December 31, 2010 and 2009 and the selected consolidated summary of income data for the years ended December 31, 2010, 2009 and 2008 have been derived from our audited consolidated financial statements and related notes that we have included elsewhere in this Annual Report. The selected consolidated statement of financial condition data as of December 31, 2008, 2007 and 2006 and the selected consolidated summary of income data for the years ended December 31, 2007 and 2006 have been derived from audited consolidated financial statements that are not presented in this Annual Report.

The selected historical consolidated financial data as of any date and for any period are not necessarily indicative of the results that may be achieved as of any future date or for any future period. You should read the following selected statistical and financial data in conjunction with the more detailed information contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes that we have presented elsewhere in this Annual Report.

SUMMARY OF SELECTED STATISTICAL INFORMATION AND FINANCIAL DATA

	Years Ended December 31,
	2010	2009	2008	2007	2006
	(Dollars in Thousands, Except per Share Data)
Summary of Income
Interest income	$48,714	$51,110	$49,894	$52,129	$53,325
Interest expense	14,785	22,645	24,095	30,630	28,974
Net interest income	33,929	28,465	25,799	21,499	24,351
Provision for loan losses	5,076	4,597	1,561	350	57
Net interest income after provision for loan losses	28,853	23,868	24,238	21,149	24,294
Other income	2,472	3,906	2,644	4,372	633
Other expense	24,099	23,057	19,473	24,598	24,358
Income before income tax expense	7,226	4,717	7,409	923	569
Income tax expense (benefit)	222	946	1,567	(2,933)	(3,329)
Net income	$7,004	$3,771	$5,842	$3,856	$3,898
Net income available to common stockholders	$6,423	$3,204	$5,842	$3,856	$3,898
Statement of Financial Condition Data
Investments	$378,080	$298,124	$242,714	$314,194	$381,733
Total loans	708,444	719,606	676,203	551,669	550,414
Goodwill and other intangibles	16,959	17,028	17,110	17,204	17,312
Total assets	1,207,385	1,195,488	1,023,293	1,017,645	1,051,384
Deposits	860,332	813,705	659,537	699,070	726,771
Borrowings	212,855	269,253	268,440	218,109	206,434
Stockholders’ equity	120,957	101,749	81,713	85,278	97,613
Dividends
Cash dividends	$1,852	$2,434	$4,675	$4,885	$4,808
Dividend payout ratio	28.83%	75.97%	80.02%	126.69%	123.35%
Cash Dividends Per Share(1)
Cash dividends	$0.12	$0.18	$0.36	$0.36	$0.34
Earnings Per Share(1)
Basic	$0.43	$0.24	$0.45	$0.28	$0.28
Diluted	$0.43	$0.24	$0.45	$0.28	$0.28
Weighted Average Common Shares Outstanding(1)
Basic	15,025,870	13,382,614	13,048,518	13,780,504	13,959,684
Diluted	15,027,159	13,385,416	13,061,410	13,840,756	14,040,338
Operating Ratios
Return on average assets	0.59%	0.31%	0.58%	0.38%	0.37%
Average stockholders’ equity to average assets	9.38%	7.66%	8.28%	9.33%	9.21%
Return on average stockholders’ equity	6.30%	4.02%	7.03%	4.09%	4.04%
Return on average tangible stockholders’ equity(2)	7.44%	4.91%	8.86%	5.00%	4.93%
Book Value
Book value per common share(1)	$6.83	$6.32	$6.29	$6.48	$7.02
Tangible book value per common share(1)(2)	$5.79	$5.15	$4.97	$5.17	$5.77
Non-Financial Information
Common stockholders of record	592	605	640	679	717
Full-time equivalent staff	159	160	160	172	214

Notes to Selected Financial Data

(1)	All common share and per common share amounts have been adjusted for prior stock splits and stock dividends.

(2)	Tangible book value per common share, which is a non-GAAP financial measure, is computed by dividing stockholders’ equity less preferred stock, goodwill and other intangible assets by common shares outstanding. The following table provides certain related reconciliations between Generally Accepted Accounting Principles (“GAAP”)measures (stockholders’ equity and book value per common share) and the related non-GAAP financial measures (tangible stockholders’ equity and tangible book value per common share):

	2010	2009	2008	2007	2006
	(Dollars in Thousands, Except per Share Data)
Common shares outstanding	16,289,832	14,572,029	12,991,312	13,155,784	13,910,450
Stockholders’ equity	$120,957	$101,749	$81,713	$85,278	$97,613
Less: Preferred Stock	9,700	9,619	—	—	—
Less: Goodwill and other intangible assets	16,959	17,028	17,110	17,204	17,312
Tangible Stockholders’ Equity	$94,298	$75,102	$64,603	$68,074	$80,301
Book value per common share	$6.83	$6.32	$6.29	$6.48	$7.02
Less: Goodwill and other intangible assets	1.04	1.17	1.32	1.31	1.25
Tangible Book Value per Common Share	$5.79	$5.15	$4.97	$5.17	$5.77

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

	2010	2009	2008	2007	2006
	(Dollars in Thousands)
Net income	$7,004	$3,771	$5,842	$3,856	$3,898
Average stockholders’ equity	$111,136	$93,850	$83,123	$94,345	$96,505
Less: Average goodwill and other intangible assets	16,993	17,069	17,158	17,259	17,378
Average Tangible Stockholders’ Equity	$94,143	$76,781	$65,965	$77,086	$79,127
Return on average stockholders’ equity	6.30%	4.02%	7.03%	4.09%	4.04%
Add: Average goodwill and other intangible assets	1.14	.89	1.83	0.91	0.89
Return on Average Tangible Stockholders’ Equity	7.44%	4.91%	8.86%	5.00%	4.93%

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

In instances when a determination is made that an other-than-temporary impairment exists but the investor does not intend to sell the debt security and it is not more likely than not that it will be required to sell the debt security prior to its anticipated recovery, FASB ASC 320-10-65 changes the presentation and amount of the other-than-temporary impairment recognized in the income statement. The other-than-temporary impairment is separated into (a) the amount of the total other-than-temporary impairment related to a decrease in cash flows expected to be collected from the debt security (the credit loss) and (b) the amount of the total other-than-temporary impairment related to all other factors. The amount of the total other-than-temporary impairment related to the credit loss is recognized in earnings. The amount of the total other-than-temporary impairment related to all other factors is recognized in other comprehensive income. Impairment charges on certain investment securities of approximately $5.6 million were recognized in earnings during the year ended December 31, 2010. Of this amount, $1.8 million related to charges taken on two pooled trust preferred securities owned by the Corporation, $360,000 on a variable rate private label collateralized mortgage obligation (“CMO”), $398,000 in principal losses on a variable rate private label CMO and $3.0 million on a trust preferred security. The Corporation’s approach to determining whether or not other-than-temporary impairment exists for any of these investments was consistent with the accounting guidance in effect at that time. For the year ended December 31, 2010, the Corporation primarily relied upon the guidance in FASB ASC 320-10-65 (previously FAS 115-2 and 124-2), FASB ASC 820-10-65 (previously FASB FAS 157-4) and FASB ASC 310-10-35 (previously FAS 114). Additional information can be found in Note 4 of the Notes to Consolidated Financial Statements.

Impairment charges on certain investment securities of approximately $4.2 million were recognized during the year ended December 31, 2009. Of this amount $3.4 million related to charges taken on two pooled trust preferred securities owned by the Corporation, $188,000 related to a private label CMO, $140,000 on a Lehman holding and $113,000 on an equity holding; additionally, the Corporation recorded a $364,000 charge related to a court order for the liquidation of the Reserve Primary Fund. The Corporation’s approach to determining whether or not other-than-temporary impairment exists for any of these investments was consistent with the accounting guidance in effect at that time. For the year ended December 31, 2009, the Corporation primarily relied upon the guidance in FASB ASC 320-10-35 (previously FSP FAS 115-1 and 124-1), FASB ASC 820-10-35 (previously FASB FAS 157-3) and FASB ASC 325-40 (previously EITF 99-20).

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

Fluctuations in the actual outcome of these future tax consequences could impact the Corporation’s consolidated financial condition or results of operations. Notes 1 (under the caption “Use of Estimates”) and 11 of the Notes to Consolidated Financial Statements include additional discussion on the accounting for income taxes.

Goodwill

The Corporation adopted the provisions of FASB ASC 350-10-05 (previously SFAS No. 142, “Goodwill and Other Intangible Assets”), which requires that goodwill be reported separate from other intangible assets in the Consolidated Statements of Condition and not be amortized but tested for impairment annually or more frequently if impairment indicators arise for impairment. No impairment charge was deemed necessary for the years ended December 31, 2010 and 2009.

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

Introduction

The following introduction to Management’s Discussion and Analysis highlights the principal factors that contributed to the Corporation’s earnings performance in 2010.

The year 2010 was a challenging one for the banking industry and for the Corporation. The current global financial crisis and difficult economic climate has created challenges to financial institutions both domestically and abroad. Interest rates in 2010 and 2009 were reflective of significantly lower short-term interest rates in an effort to stimulate the economy. Competition for deposits in the Corporation’s marketplace remained intense while customers’ preference in seeking safety through full FDIC insured products and more liquidity became paramount in light of the financial crisis. Market conditions remained volatile during 2010 and 2009, related to global instability in the markets in connection with the sub-prime crises. While we continue to see an improvement in balance sheet strength and core earnings performance, we are still concerned with the credit stability of the broader markets. As a result, the Federal Reserve kept overnight borrowing rates at zero to 25 basis points throughout the course of 2010. Short-term interest rates remained lower than longer term rates resulting in an improved steepening of the yield curve. This resulted in an expansion of the Corporation’s net interest income, which is the Corporation’s primary source of income. The Corporation also took action throughout the year to reduce further exposure to interest rates through a reduction in higher cost funding and non-core balances in the deposit mix and improvement in the earning asset mix. The Corporation’s continued progress in growing and improving its balance sheet earning asset mix has helped to expand its spread and margin. We intend to continue to use a portion of the proceeds of maturing investments to help fund new loan growth.

The Corporation’s net income in 2010 was $7.0 million or $0.43 per fully diluted common share, compared with net income of $3.8 million or $0.24 per fully diluted common share in 2009. A substantial portion of our earnings in 2010 and 2009 was from core operations.

Earnings for 2010 were positively impacted by net interest income and spread expansion through both balance sheet improvements and a lower cost of funds as compared to 2009 and reductions in other real estate owned, marketing expenses and occupancy expenses. These improvements were somewhat offset by higher loan loss provisions as well as higher salaries and employee benefits, FDIC insurance, professional and consulting fees and computer expenses. Other expense for the twelve-months ended December 31, 2010 totaled $24.1 million, an increase of $1.0 million, or 4.5 percent, from the twelve-months ended December 31, 2009 due principally to the items mentioned above.

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

For the twelve months ended December 31, 2010, total salaries and benefits increased by $850,000 or 8.6 percent to $10.8 million primarily attributable to additions to official staff and merit increases for existing staff of approximately $720,000 and increased medical insurance expense of $130,000.

The decreased tax rate resulted in part from the measurement and reassessment of the technical merits which led the Corporation to conclude that its position of the recognition of $2.6 million on a previously unrecognized tax benefit was sustainable. This in turn resulted in recognition of tax benefits previously unrecognized due to changes in the Corporation’s business entity structure during 2007 and into 2008 offset by a higher proportion of taxable income versus tax-exempt income in 2010 versus 2009. The decreased tax rate benefit was offset, in part, due to the surrender of Bank Owned Life Insurance Policies resulting in a $633,000 income tax expense in 2010.

Total non-interest income decreased as a percentage of total revenue, which is the sum of interest income and non-interest income, in 2010 largely due to $1.3 million in net securities losses as compared to $491,000 in net securities gains in 2009 as gains from sales of $4.9 million in 2010 were offset by losses of $6.2 million. For the twelve months ended December 31, 2010, total other income decreased $1.4 million as compared with the twelve months ended December 31, 2009, from $3.9 million to $2.5 million. Excluding net securities gains and losses in the respective periods, the Corporation recorded total other income of $3.8 million in the twelve months ended December 31, 2010, compared to $3.4 million in the twelve months ended December 31, 2009, representing an increase of $396,000 or 11.6 percent. This increase was primarily attributable to increases of $189,000 and $140,000 in other income and service charges, commissions and fees respectively. Increases in other income for the twelve months ended December 31, 2010 were recorded primarily in loan fees of $137,000 and bank-owned life insurance income of $70,000.

Total assets at December 31, 2010 were $1.207 billion, an increase of 1.00 percent from assets of $1.195 billion at December 31, 2009. The increase in assets reflects the growth of $80 million in our investment securities portfolio as the Corporation sought to adjust its earning asset mix to improve its return in the face of soft loan demand. The growth in the investment securities portfolio was funded primarily through reductions in cash and due from banks of $51.7 million and loans net of the allowance for loan losses of $11.3 million. The Corporation has made a concerted effort to reduce non-core balances and, as mentioned in the preceding sentence, its uninvested cash position was reduced by $51.7 million in 2010. Additionally, there has been a concerted effort to reduce higher costing retail deposits.

Loan demand slowed in 2010. Overall, the portfolio declined year over year by approximately $11.3 million or 1.59 percent from 2009. While the year end balance in the net loan portfolio declined it should be noted that the average balance for the year actually increased by $15.9 million or 2.3 percent in the same period. Demand for commercial real estate loans prevailed throughout the year in the Corporation’s market in New Jersey, despite the economic climate at both the state and national levels and market turmoil from the sub-prime markets. The Corporation is encouraged by loan demand and positive momentum is expected to return in growing that segment of earning assets in 2011. However, the Corporation continues to remain concerned with the credit stability of the broader markets due to the weakened economic climate.

Asset quality continues to remain high and credit culture conservative. Even so, the stability of the economy and credit markets remains uncertain and as such, has had an impact on certain credits within our portfolio. The Corporation continued to make provisions to the allowance for loan losses as efforts are made to stabilize credit quality issues. At December 31, 2010, non-performing assets totaled $11.9 million or 0.98 percent of total assets, as compared with $13.7 million, or 1.12 percent, at September 30, 2010 and

$11.3 million or 0.94 percent at December 31, 2009. The increase in non-performing assets from December 31, 2009 was primarily attributable to the addition of three large commercial loans and an increase in troubled debt restructurings.

At December 31, 2010, the total allowance for loan losses amounted to approximately $8.9 million, or 1.25 percent of total loans. The allowance for loan losses as a percent of total non-performing loans amounted to 74.6 percent at December 31, 2010 as compared with 74.7 percent at September 30, 2010 and 77.2 percent at December 31, 2009. This decrease in the ratio from December 31, 2009 to December 31, 2010 was due to the increase the level of non performing assets offset by increases in the provision for loan loss of $479,000 in 2010 over 2009.

Deposit growth was strong in 2010, reflective of customers’ desire for safety and liquidity and flight to quality in light of the financial crisis. At December 31, 2010, total deposits for the Corporation were $860.3 million. Non-interest-bearing core deposits, a low cost source of funding, continue to be a key funding source. At December 31, 2010, this source of funding amounted to $144.2 million or 13.4 percent of total funding sources and 16.8 percent of total deposits.

Certificates of deposit $100,000 and greater decreased to 13.9 percent of total deposits at December 31, 2010 from 17.8 percent one year earlier. With the current turmoil in the financial markets, some of the Corporation’s depositors have become sensitive to obtaining full FDIC insurance for their time deposits. To accommodate its customers, the Corporation began offering Certificates of Deposit Account Registry Service (CDARS) in 2008. As a result of that offering and the temporary increase in insurance coverage by the FDIC to $250,000, the Corporation reported a decrease of $25.1 million in certificates of deposit greater than $100,000 at December 31, 2010 as compared to year-end 2009.

Total stockholders’ equity increased 18.9 percent in 2010 to $121.0 million, and represented 10.02 percent of total assets at year-end. Book value per common share (total common stockholders’ equity divided by the number of shares outstanding) increased to $6.83 as compared with $6.32 a year ago, primarily as a result of the $12.1 million capital raise from the Corporation’s stock offering consummated in September 2010 and earnings of $7.0 million in 2010. Tangible book value per common share (which excludes goodwill and other intangibles from common stockholders’ equity) increased to $5.79 from $5.15 a year ago; see Item 6 of this Annual Report on Form 10-K for a reconciliation of tangible book value (which is a non-GAAP financial measure) to book value. Return on average stockholders’ equity for the year ended December 31, 2010 was 6.30 percent compared to 4.02 percent for 2009. This increase was attributable to higher earnings in 2010 compared with 2009 coupled with higher average equity due primarily to both the capital raise from the 2010 stock offering and a full year benefit from the capital received under the U.S. Treasury Capital Purchase Program and a rights offering during 2009. The Tier I Leverage capital ratio increased to 9.90 percent of total assets at December 31, 2010, as compared with 7.73 percent at December 31, 2009.

The Corporation’s capital base includes $12.1 and $11.0 million in capital raised from the stock and rights offerings completed in 2010 and 2009 respectively, as well as the $10 million of capital received from the U.S. Treasury under the Capital Purchase Program. It also includes $5.2 million in subordinated debentures at December 31, 2010 and December 31, 2009. This issuance of $5.0 million in floating rate MMCapS(SM) Securities occurred on December 19, 2003. These securities presently are included as a component of Tier I capital for regulatory capital purposes. In accordance with FASB ASC 810, these securities are classified as subordinated debentures on the Corporation’s Consolidated Statements of Condition.

The Corporation’s risk-based capital ratios at December 31, 2010 were 13.28 percent for Tier I capital and 14.29 percent for total risk-based capital. Total Tier I capital increased to approximately $116.6 million at December 31, 2010 from $98.5 million at December 31, 2009. The increase in Tier I capital primarily reflects the new capital received during 2010.

The Corporation announced an increase in its common stock buyback program on September 28, 2007 and June 26, 2008, under which the Parent Corporation was authorized to purchase up to 2,039,731 shares of Center Bancorp’s outstanding common stock. As of December 31, 2010, the Corporation had repurchased

1,386,863 shares under the program at an average cost of $11.44 per share. As repurchases are now restricted pursuant to the Parent Corporation’s participation in TARP there were no repurchases during 2010. See Item 5 of this Annual Report on Form 10K.

The following sections discuss the Corporation’s Results of Operations, Asset and Liability Management, Liquidity and Capital Resources.

Results of Operations

Net income for the year ended December 31, 2010 was $7,004,000 as compared to $3,771,000 earned in 2009 and $5,842,000 earned in 2008, an increase of 85.73 percent from 2009 to 2010. For 2010, the basic and fully diluted earnings per common share was $0.43 per share as compared with $0.24 per share in 2009 and $0.45 per share in 2008.

For the year ended December 31, 2010, the Corporation’s return on average stockholders’ equity (“ROE”) was 6.30 percent and its return on average assets (“ROA”) was 0.59 percent. The Corporation’s return on average tangible stockholders’ equity (“ROATE”) was 7.44 percent for 2010. The comparable ratios for the year ended December 31, 2009, were ROE of 4.02 percent, ROA of 0.31 percent, and ROATE of 4.91 percent. See the discussion and reconciliation of ROATE, which is a non-GAAP financial measure, under Item 6 of this Annual Report on Form 10-K.

Earnings for 2010 were negatively impacted by an increase in other expense, due primarily to a higher provision for loan losses coupled with increases in salaries and benefits, FDIC insurance, professional and consulting fees, computer expense and other expenses and a reduction in non-interest income due to net securities losses in 2010 as compared to gains in 2009. These factors were offset, in part, by an improvement in net interest income, due primarily to a lower cost of funds. Earnings in 2010 also benefitted from reductions in occupancy expense, marketing and OREO expense.

Net Interest Income

The following table presents the components of net interest income on a tax-equivalent basis for the past three years

	2010			2009			2008
	Amount	Increase (Decrease) from Prior Year	Percent Change	Amount	Increase (Decrease) from Prior Year	Percent Change	Amount	Increase (Decrease) from Prior Year	Percent Change
	(Dollars in Thousands)
Interest income:
Investments	$11,059	$(3,279)	(22.9)	$14,338	$(67)	(0.47)	$14,405	$(4,850)	(25.19)
Loans, including fees	37,200	449	1.22	36,751	641	1.78	36,110	2,583	7.70
Federal funds sold and securities purchased under agreements to resell	0	0	0.00	0	(113)	(100.00)	113	(491)	(81.29)
Restricted investment in bank stocks	568	37	6.97	531	(63)	(10.61)	594	45	8.20
Total interest income	48,827	(2,793)	(5.41)	51,620	398	0.78	51,222	(2,713)	(5.03)
Interest expense:
Deposits	6,006	(6,302)	(51.20)	12,308	(979)	(7.37)	13,287	(7,548)	(36.23)
Borrowings	8,779	(1,558)	(15.07)	10,337	(471)	(4.36)	10,808	1,013	10.34
Total interest expense	14,785	(7,860)	(34.71)	22,645	(1,450)	(6.02)	24,095	(6,535)	(21.34)
Net interest income on a fully tax-equivalent basis	34,042	5,067	17.49	28,975	1,848	6.81	27,127	3,822	16.40
Tax-equivalent adjustment	(113)	397	(77.84)	(510)	818	(61.60)	(1,328)	478	(26.47)
Net interest income	$33,929	$5,464	19.20	$28,465	$2,666	10.33	$25,799	$4,300	20.00

Note: The tax-equivalent adjustment was computed based on an assumed statutory Federal income tax rate of 34 percent. Adjustments were made for interest earned on tax-advantaged instruments.

Historically, the most significant component of the Corporation’s earnings has been net interest income, which is the difference between the interest earned on the portfolio of earning assets (principally loans and investments) and the interest paid for deposits and borrowings, which support these assets. There were several factors that affected net interest income during 2010, including the volume, pricing, mix and maturity of interest-earning assets and interest-bearing liabilities and interest rate fluctuations.

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

Net interest income, on a fully tax-equivalent basis, for the year ended December 31, 2010 increased $5.0 million, or 17.2 percent, to $34.0 million, from $29.0 million for 2009. The Corporation’s net interest margin increased 45 basis points to 3.30 percent from 2.85 percent. From 2008 to 2009, net interest income on a tax equivalent basis increased by $1.9 million and the net interest margin decreased by 11 basis points. During 2010, our net interest margin was positively impacted by increases in the investment portfolio funded by decreases in cash and due from banks and net loans, increases in core deposits, a decrease in high yielding time deposits in excess of $100,000 and reductions in borrowings. In 2009 the net interest margin was adversely impacted by the high level of uninvested cash, which accumulated due to the strong deposit growth.

The change in net interest income from 2009 to 2010 was attributable in part to the reduction in short-term interest rates that occurred in 2008 and have remained at historic low levels throughout 2010 coupled with a sustained steepening of the interest rate yield curve. Steps were taken during 2009 and 2010 to improve the Corporation’s net interest margin by continuing to lower rates in concert with the decline in market benchmark rates. However, in light of the financial crisis, the Corporation experienced growth of $13.7 million in non-interest bearing deposits during 2010 and, $58.1 million in savings, money market and time deposits under $100,000 during 2010 as customers’ desire for safety and liquidity remained paramount in light of their overall investment concerns. During the fourth quarter of 2010, the Corporation made a concerted effort to reduce non-core, single service deposits, and accordingly its uninvested cash position, which had an adverse impact on the Corporation’s net interest margin during 2010. However, during the twelve months ended December 31, 2010, the Corporation’s net interest spread improved by 34 basis points as a 33 basis point decrease in the average yield on interest-earning assets was more than offset by a 67 basis point decrease in the average interest rates paid on interest-bearing liabilities.

For the year ended December 31, 2010, average interest-earning assets increased by $12.3 million to $1.031 billion, as compared with the year ended December 31, 2009. The 2010 change in average interest-earning asset volume was primarily due to increased loan volume, which is consistent with the balance sheet strategies of changing and improving the mix of average earning assets. Increased average loan volume in 2010 was funded primarily by the reduction of its uninvested cash position. Average interest-bearing liabilities decreased by $72.1 million, due primarily to a decrease in CDARS Reciprocal deposits.

For the year ended December 31, 2009, average interest-earning assets increased by $102.4 million to $1.018 billion, as compared with the year ended December 31, 2008. The 2009 change in average interest-earning asset volume was primarily due to increased volumes of investment securities, lower short-term investments and increased loan volume.

The factors underlying the year-to-year changes in net interest income are reflected in the tables presented on pages 38 and 40, each of which have been presented on a tax-equivalent basis (assuming a 34 percent tax rate). The table on page 42 (Average Statements of Condition with Interest and Average Rates) shows the Corporation’s consolidated average balance of assets, liabilities and stockholders’ equity, the amount of income produced from interest-earning assets and the amount of expense incurred from interest-bearing liabilities, and net interest income as a percentage of average interest-earning assets.

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

Analysis of Variance in Net Interest Income Due to Volume and Rates

	2010/2009 Increase (Decrease) Due to Change in:			2009/2008 Increase (Decrease) Due to Change in:
	Average Volume	Average Rate	Net Change	Average Volume	Average Rate	Net Change
	(Dollars in Thousands)
Interest-earning assets:
Investment securities:
Taxable	$700	$(2,813)	$(2,113)	$3,553	$(1,355)	$2,198
Non-Taxable	(1,122)	(44)	(1,166)	(2,463)	86	(2,377)
Loans, net of unearned discount	1,002	(553)	449	3,864	(3,223)	641
Federal funds sold and securities purchased under agreements to resell	(0)	(0)	(0)	(56)	(57)	(113)
Restricted investment in bank stocks	(12)	49	37	25	24	49
Total interest-earning assets	568	(3,361)	(2,793)	4,923	(4,525)	398
Interest-bearing liabilities:
Money market deposits	54	(749)	(695)	(545)	(1,298)	(1,843)
Savings deposits	286	(1,110)	(824)	1,017	483	1,500
Time deposits	(1,905)	(2,262)	(4,167)	3,648	(3,050)	598
Other interest-bearing deposits	309	(925)	(616)	204	(1,438)	(1,234)
Borrowings and subordinated debentures	(709)	(849)	(1,558)	(463)	(8)	(471)
Total interest-bearing liabilities	(1,965)	(5,895)	(7,860)	3,861	(5,311)	(1,450)
Change in net interest income	$2,533	$2,534	$5,067	$1,062	$786	$1,848

Interest income on a fully tax-equivalent basis for the year ended December 31, 2010 decreased by approximately $2.8 million or 5.4 percent as compared with the year ended December 31, 2009. This decrease was due primarily to a decrease in balances of the Corporation’s tax exempt investment securities portfolios offset in part by an increase in the loan portfolio and a decline in rates due to the actions taken by the Federal Reserve to lower market interest rates. The Corporation’s loan portfolio increased on average $15.8 million to $708.4 million from $692.6 million in 2009, primarily driven by growth in commercial loans and commercial real estate.

The loan portfolio represented approximately 68.7 percent of the Corporation’s interest-earning assets (on average) during 2010 and 68.0 percent for 2009. Average investment securities decreased during 2010 by $3.3 million compared to 2009 as the Corporation has continued to reduce its concentration in tax-exempt securities and focused on purchases of lower risk-based mortgage backed securities. The average yield on interest-earning assets decreased from 5.07 percent in 2009 to 4.74 percent in 2010. The volume of Federal Funds sold and securities purchased under agreement to resell remained at $0 on average for both 2010 and 2009.

The increase in the volume of loans in 2010 primarily reflected increases in commercial and commercial real estate loans. The increase in the average volume on total interest-earning assets created an increase in interest income of $568,000, as compared with a decline of $3.4 million attributable to rate decreases in most interest-earning assets.

Interest income (fully tax-equivalent) increased by $398,000 from 2008 to 2009 primarily due to an increase in loan volume, offset in large part by a decline in yield. The decrease in average yield on total interest-earning assets created a $4.5 million reduction to interest income as compared with a contribution of $4.9 million attributable to volume increases, principally loans.

The Federal Open Market Committee (“FOMC”) kept the Federal Funds target rate at zero to 0.25 percent throughout 2010. This action by the FOMC allowed the Corporation to reduce liability costs throughout 2010.

Interest expense for the year ended December 31, 2010 was principally impacted by rate related factors. The rate related changes resulted in decreased expense on most interest-bearing deposits and borrowings in 2010 coupled with a decline in average volume of time deposits and borrowings during 2010. For the year ended December 31, 2010, interest expense decreased $7.9 million or 34.7 percent as compared with 2009. During 2010, the Corporation continued to lower rates in concert with the decline in market benchmark rates. The result was an improvement in the Corporation’s cost of funds and net interest spread. Average interest-bearing liabilities decreased $72.1 million, primarily in CDARS Reciprocal deposits and in borrowings.

For the year ended December 31, 2009, interest expense decreased $1.5 million or 6.0 percent as compared with 2008. Total interest-bearing liabilities increased on average $193.9 million, primarily in money market deposits and CDARS Reciprocal deposits. The Corporation’s net interest spread on a tax-equivalent basis (i.e., the average yield on average interest-earning assets, calculated on a tax equivalent basis, minus the average rate paid on interest-bearing liabilities) increased 34 basis points to 3.13 percent in 2010 from 2.79 percent for the year ended December 31, 2009. The increase in 2010 reflected an expansion of spreads between yields earned on loans and investments and rates paid for supporting funds. During 2010, spreads improved due in part to monetary policy maintained by the FOMC keeping the Federal funds rate at zero to 0.25 percent throughout 2010 coupled with a steepening of the yield curve that occurred during 2010.

The net interest spread increased 21 basis points in 2009 as compared with 2008, primarily as a result of an expansion of spreads between yields earned on loans and investments and rates paid for supporting funds. During 2009, spreads improved due to a steepening of the yield curve during 2009.

The cost of total average interest-bearing liabilities decreased to 1.61 percent, a decrease of 67 basis points, for the year ended December 31, 2010, from 2.28 percent for the year ended December 31, 2009, which followed a decrease of 73 basis points from 3.01 percent for the year ended December 31, 2008.

The contribution of non-interest-bearing sources (i.e., the differential between the average rate paid on all sources of funds and the average rate paid on interest-bearing sources) decreased to 21 basis points, a decrease of 5 basis points in 2010 from 2009. Comparing 2009 and 2008, there was a decrease of 11 basis points to 26 basis points on average from 37 basis points on average during the year ended December 31, 2008.

The following table, “Average Statements of Condition with Interest and Average Rates”, presents for the years ended December 31, 2010, 2009 and 2008, the Corporation’s average assets, liabilities and stockholders’ equity. The Corporation’s net interest income, net interest spreads and net interest income as a percentage of interest-earning assets (net interest margin) are also reflected.

AVERAGE STATEMENTS OF CONDITION WITH INTEREST AND AVERAGE RATES

	Years Ended December 31,
	2010			2009			2008
(Tax-Equivalent Basis)	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
	(Dollars in Thousands)
ASSETS
Interest-earning assets:
Investment securities:(1)
Taxable	$305,927	$10,726	3.51%	$289,414	$12,839	4.44%	$211,185	$10,529	4.99%
Non-taxable	5,880	333	5.66%	25,677	1,499	5.84%	67,890	3,876	5.71%
Loans, net of unearned income:(2)	708,425	37,200	5.25%	692,562	36,751	5.31%	622,533	36,110	5.80%
Federal funds sold and securities purchased under agreements to resell	—	—	—	—	—	—%	4,047	113	2.79%
Restricted investment in bank stocks	10,293	568	5.52%	10,526	531	5.04%	10,104	594	5.88%
Total interest-earning assets	1,030,525	48,827	4.74%	1,018,179	51,620	5.07%	915,759	51,222	5.59%
Non-interest-earning assets:
Cash and due from banks	81,681			128,156			16,063
Bank owned life insurance	27,045			24,941			22,627
Intangible assets	16,993			17,069			17,158
Other assets	36,817			42,980			37,602
Allowance for loan losses	(8,579)			(6,916)			(5,681)
Total non-interest earning assets	153,957			206,230			87,769
Total assets	$1,184,482			$1,224,409			$1,003,528
LIABILITIES & STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Money market deposits	$127,614	$940	0.74%	$123,427	$1,635	1.32%	$150,373	$3,478	2.31%
Savings deposits	168,591	1,226	0.73%	145,536	2,050	1.41%	63,192	550	0.87%
Time deposits	210,565	2,683	1.27%	319,639	6,850	2.14%	178,761	6,252	3.50%
Other interest-bearing deposits	169,479	1,157	0.68%	140,890	1,773	1.26%	131,452	3,007	2.29%
Short-term and long-term borrowings	239,777	8,568	3.57%	258,607	10,146	3.92%	270,390	10,501	3.88%
Subordinated debentures	5,155	211	4.09%	5,155	191	3.71%	5,155	307	5.96%
Total interest-bearing liabilities	921,181	14,785	1.61%	993,254	22,645	2.28%	799,323	24,095	3.01%
Non-interest-bearing liabilities:
Demand deposits	142,364			124,966			114,400
Other non-interest-bearing deposits	0			333			368
Other liabilities	9,801			12,003			6,314
Total non-interest-bearing liabilities	152,165			137,302			121,082
Stockholders’ equity	111,136			93,853			83,123
Total liabilities and stockholders’ equity	$1,184,482			$1,224,409			$1,003,528
Net interest income (tax-equivalent basis)		34,042			28,975			27,127
Net interest spread			3.13%			2.79%			2.58%
Net interest income as percent of earning assets (margin)			3.30%			2.85%			2.96%
Tax-equivalent adjustment(3)		(113)			(510)			(1,328)
Net interest income		$33,929			$28,465			$25,799

(1)	Average balances for available-for-sale securities are based on amortized cost.
(2)	Average balances for loans include loans on non-accrual status.
(3)	The tax-equivalent adjustment was computed based on a statutory Federal income tax rate of 34 percent.

Investment Portfolio

For the year ended December 31, 2010, the average volume of investment securities decreased by $3.3 million to approximately $311.8 million or 30.3 percent of average earning assets, from $315.1 million on average, or 30.9 percent of average earning assets, in 2009. At December 31, 2010, the total investment portfolio amounted to $378.1 million, an increase of $80.0 million from December 31, 2009. The increase at year-end but decrease in the average volume of investment securities reflects the fact that the Corporation invested in the investment portfolio during the fourth quarter of 2010. With the strong deposit growth experienced during 2010 and large buildup of liquidity, the Corporation began to prudently expand the size of its investment portfolio in an effort to deploy excess cash into earning assets. At December 31, 2010, the principal components of the investment portfolio are U.S. Treasury and U.S. Government Agency Obligations, Federal Agency Obligations including mortgage-backed securities, Obligations of U.S. states and political subdivision, corporate bonds and notes, and other debt and equity securities.

In the past, the Corporation’s investment portfolio also consisted of overnight investments that were made in the Reserve Primary Fund (the “Fund”), a money market fund registered with the Securities and Exchange Commission as an investment company under the Investment Company Act of 1940. On September 22, 2008, the Fund announced that redemptions of shares of the Fund were suspended pursuant to an SEC order so that an orderly liquidation could be effected for the protection of the Fund’s investors. Through December 31, 2010, the Corporation received six distributions from the Fund, totaling approximately 99 percent of its outstanding balance. During the fourth quarter of 2009, the Corporation recorded a $364,000, or approximately 1 percent, other-than-temporary impairment charge to earnings relating to this court ordered liquidation of the Fund. The Corporation’s outstanding carrying balance in the Fund as of December 31, 2010 was zero and recorded to earnings approximately $30,000 as partial recovery of the OTTI charge. Future liquidation distributions received by the Corporation, if any, will be recorded to earnings.

During the twelve month period ended December 31, 2010, volume related factors decreased investment revenue by $422,000, while rate related factors decreased investment revenue by $2.8 million. The tax-equivalent yield on investments decreased by 100 basis points to 3.55 percent from a yield of 4.55 percent during the year ended December 31, 2009. The reductions in the investment portfolio, primarily in the tax-exempt sector, were made during the first three quarters of 2010 to reduce exposure to these particular sectors of the portfolio while continuing to provide cash flow for loan funding and forecasted liability outflows. The yield on the portfolio declined compared to 2009 due primarily to sales as well as the impact that the lower interest rate environment had on higher yielding securities that had either matured, were prepaid, or were called. Since loan demand slowed during 2010, the Corporation invested in the investment portfolio to realign the earning asset mix in the fourth quarter of 2010.

Improvement in yield has been limited by reinvesting opportunities. During the first quarter of 2009, the Corporation recorded a $140,000 other-than-temporary impairment charge on its Lehman Brothers bond holding. Through June 30, 2009, other-than-temporary impairment charges taken on this bond amounted to $1,440,000. As part of the Corporation’s tax strategies, management elected to sell the Lehman bond holding during the third quarter of 2009.

The Corporation owns two pooled trust preferred securities (“Pooled TRUPS”), which consists of securities issued by financial institutions and insurance companies. The Corporation holds the mezzanine tranche of these securities. Senior tranches generally are protected from defaults by over-collateralization and cash flow default protection provided by subordinated tranches, with senior tranches having the greatest protection and mezzanine tranches subordinated to the senior tranches. One of the Pooled TRUPS, ALESCO 6, has incurred its seventh interruption of cash flow payments to date. Management reviewed the expected cash flow analysis and credit support to determine if it was probable that all principal and interest would be repaid, and recorded a $33,000 other-than-temporary impairment charge for the three months ended December 31, 2010 and $500,000 for the twelve months ended December 31, 2010, which represents 15.6 percent of the par amount of $3.2 million. The new cost basis for this security has been written down to $228,000. The other Pooled TRUP, ALESCO 7 incurred its fifth interruption of cash flow payments to date. Management determined that an other-than-temporary impairment exists on this security as well and recorded a $677,000 charge during the fourth quarter of 2010, and $1.3 million for the twelve months ended

December 31, 2010 which represents 41.9 percent of the par amount of $3.1 million. The new cost basis for this security has been written down to $778,000.

One of the Pooled TRUPS incurred its third interruption of cash flow payments in 2009. Management reviewed the cash flow analysis and credit support to determine if it was probable that all principal and interest would be repaid, and recorded a $1.1 million other-than-temporary impairment charge for the three months ended December 31, 2009 and $2.5 million for the twelve months ended December 31, 2009, which represented 78.7 percent of the par amount of $3.1 million. At December 31, 2009 the new cost basis for this security has been written down to $665,000. The other Pooled TRUP incurred its first interruption of cash flow payments in the fourth quarter of 2009. Management determined that an other-than-temporary impairment existed on this security as well and recorded a $1.0 million charge during the fourth quarter of 2009, which represented 32.3 percent of the par amount of $3.0 million. At December 31, 2009 the new cost basis for this security has been written down to $2.0 million.

The Corporation owns a variable rate private label collateralized mortgage obligations (CMO), which were also evaluated for impairment. Management had applied aggressive default rates to identify if any credit impairment exists, as these bonds were downgraded to below investment grade. The Corporation recorded $398,000 in principal losses on these bonds in 2010, and expects additional losses in future periods. As such, management determined that an other-than-temporary impairment charge exists and recorded a $360,000 write down to the bonds, which represents 8.0 percent of the par amount of $4.5 million. The new cost basis for these securities has been written down to $3.9 million.

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

At December 31, 2010, the net unrealized loss carried as a component of accumulated other comprehensive income and included in stockholders’ equity, net of tax, amounted to a net unrealized loss of $5.3 million as compared with a net unrealized loss of $8.4 million at December 31, 2009, resulting from changes in market conditions and interest rates at period-end December 31, 2010. As a result of the inactive condition of the markets amidst the financial crisis, the Corporation elected to treat certain securities under a permissible alternate valuation approach at December 31, 2010 and 2009. For additional information regarding the Corporation’s investment portfolio, see Note 4 and Note 18 of the Notes to the Consolidated Financial Statements.

During 2010, securities sold from the Corporation’s available-for-sale portfolio amounted to $644.1 million, as compared with $665.8 million in 2009. The gross realized gains on securities sold amounted to approximately $4,872,000 in 2010 compared to $5,897,000 in 2009, while the gross realized losses amounted to approximately $635,000 in 2010 compared to $1,168,000 in 2009. During 2010, the Corporation recorded a $3.0 million other-than-temporary charge on its trust preferred securities, $1.8 million on two pooled trust preferred securities and $360,000 on a variable rate private label CMO and $398,000 in principal losses on this variable rate private label CMO. During 2009, the Corporation recorded a $140,000 other-than-temporary impairment charge on its Lehman Brothers corporate bond, $3,433,000 on two pooled trust preferred securities, $188,000 on a variable rate private label CMO, $364,000 on a charge to earnings relating to the court ordered liquidation of the Reserve Primary Fund, and $113,000 of write-downs relating to a single equity holding in bank stocks.

The table below illustrates the maturity distribution and weighted average yield on a tax-equivalent basis for investment securities at December 31, 2010, on a contractual maturity basis.

	US Treas & Agency Securities	Federal Agency Obligations	Mortgage Backed Securities	Obligations in U.S. States & Political Subdivisions	Trust Preferred	Corp Bonds & Notes	Collateralized Mortgage Obligations	Equity Securities	Total
Due in 1 year or less
Amortized Cost	$—	$—	$—	$—	$—	$1,503	$—	$—	$1,503
Market Value	$—	$—	$—	$—	$—	$1,500	$—	$—	$1,500
Weighted Average Yield	—%	—%	—%	—%	—%	1.35%	—%	—%	1.35%
Due after one year through five years
Amortized Cost	$—	$55	$—	$—	$—	$19,130	$—	$—	$19,185
Market Value	$—	$55	$—	$—	$—	$18,755	$—	$—	$18,810
Weighted Average Yield	—%	0.91%	—%	—%	—%	2.50%	—%	—%	2.50%
Due after five years through ten years
Amortized Cost	$7,123	$57	$5,165	$18,002	$—	$37,930	$—	$—	$68,277
Market Value	$6,995	$57	$5,044	$17,577	$—	$36,829	$—	$—	$66,502
Weighted Average Yield	3.23%	1.85%	3.41%	5.67%	—%	4.21%	—%	—%	4.43%
Due after ten years
Amortized Cost	$—	$67,939	$174,872	$20,310	$21,222	$4,484	$3,941	$5,135	$297,903
Market Value	$—	$68,369	$172,689	$19,648	$18,731	$4,350	$2,728	$4,753	$291,268
Weighted Average Yield	—%	2.57%	2.37%	5.39%	6.85%	6.00%	3.21%	0.02%	2.97%
Total
Amortized Cost	$7,123	$68,051	$180,037	$38,312	$21,222	$63,047	$3,941	$5,135	$386,868
Market Value	$6,995	$68,481	$177,733	$37,225	$18,731	$61,434	$2,728	$4,753	$378,080
Weighted Average Yield	3.23%	2.57%	2.40%	5.52%	6.85%	3.75%	3.21%	0.02%	3.19%

For information regarding the carrying value of the investment portfolio, see Note 4 and Note 18 of the Notes to the Consolidated Financial Statements.

The securities listed in the table above are either rated investment grade by Moody’s and/or Standard and Poor’s or have shadow credit ratings from a credit agency supporting investment grade and conform to the Corporation’s investment policy guidelines. There were no municipal securities of any single issuer exceeding 10 percent of stockholders’ equity at December 31, 2010.

Equity securities included in other debt and equity securities do not have a contractual maturity and are included in the Due after ten years maturity in the table above.

The following table sets forth the carrying value of the Corporation’s investment securities, as of December 31 for each of the last three years.

	2010	2009	2008
	(Dollars in Thousands)
Securities Available-for-Sale:
U.S. Treasury & Agency Securities	$6,995	$2,089	$100
Federal Agency Obligations	68,481	128,365	7,239
Mortgage-backed securities	177,733	86,220	75,558
Obligations of U.S. States and political subdivisions	37,225	19,281	52,094
Trust Preferred Securities	18,731	26,715	31,771
Corporate bonds & notes	61,434	22,655	17,955
Collateralized mortgage obligations	2,728	7,266	41,407
Equity securities	4,753	5,533	16,590
Total Investment Securities Available-for-Sale	$378,080	$298,124	$242,714

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

At December 31, 2010, total loans amounted to $708.4 million, a decrease of 1.6 percent or $11.2 million as compared to December 31, 2009. However, the average volume of loans was $708.4 million during 2010, as compared with $692.6 million during 2009. The $449,000 or 1.2 percent increase in interest income on loans for the twelve months ended December 31, 2010 was the result of the increase in average volume during 2010 offset in part by a lower interest rate environment as compared with 2009. Even though the Corporation continues to be challenged by the heightened competition for lending relationships that exists within its market, strong growth in volume has been achieved through successful lending sales efforts to build on continued customer relationships.

Total average loan volume increased $15.9 million or 2.3 percent in 2010, while the portfolio yield decreased by 6 basis points compared with 2009. The increased total average loan volume reflected both increased repeat customer activity and new lending relationships. The volume related factors during the period contributed increased revenue of $1.0 million, while the rate related changes decreased revenue by $553,000. Total average loan volume increased to $708.4 million with a net interest yield of 5.25 percent, compared to $692.6 million with a yield of 5.31 percent for the year ended December 31, 2009. The Corporation seeks to create growth in commercial lending by offering products and competitive pricing and by capitalizing on new and existing relationships in its market area. Products are offered to meet the financial requirements of the Corporation’s clients. It is the objective of the Corporation’s credit policies to diversify the commercial loan portfolio to limit concentrations in any single industry.

The following table presents information regarding the components of the Corporation’s loan portfolio on the dates indicated.

	December 31,
	2010	2009	2008	2007	2006
	(Dollars in Thousands)
Real estate – residential mortgage	$165,154	$191,199	$240,885	$266,251	$269,486
Real estate – commercial mortgage	421,745	410,056	358,394	219,356	206,044
Commercial and industrial	121,034	117,912	75,415	65,493	74,179
Installment	511	439	1,509	569	705
Total loans	708,444	719,606	676,203	551,669	550,414
Less:
Allowance for loan losses	8,867	8,711	6,254	5,163	4,960
Net loans	$699,577	$710,895	$669,949	$546,506	$545,454

Included in the loan balances above are net deferred loan costs of $272,000, $391,000 and $572,000 at December 31, 2010, 2009 and 2008, respectively.

Over the past five years, demand for the Bank’s commercial and commercial real estate loan products has increased.

The increase in commercial loans in 2010 was a result of the expansion of the Corporation’s customer base, aggressive business development and marketing programs coupled with positive market trends for the Corporation. While growth in certain sectors of the Banks’ market, such as consumer real estate products, was severely stressed during most of 2008, the Corporation experienced an increased growth in its commercial lending sales efforts during 2009 and 2010 as it continued to benefit from the Corporation’s primary core customer base.

Average commercial loans, which include commercial real estate and construction, increased to $532.4 million at December 31, 2010 compared to $476.1 million at December 31, 2009 or by approximately $56.3 million or 11.8 percent in 2010 compared with 2009. The Corporation seeks to create growth in the commercial lending sector by offering competitive products and pricing and by capitalizing on new relationships in its market area. Over the last several years, the expansion of the Bank’s marketplace has aided in this growth. Products are offered to meet the financial requirements of the Corporation’s clients. It is an objective of the Corporation’s credit policies to diversify the commercial loan portfolio to limit concentrations in any single industry.

The Corporation’s commercial loan portfolio includes, in addition to real estate development, loans to manufacturing, automobile, professional and retail trade sectors, and to specialized borrowers, such as operators of private educational facilities, for example. A large proportion of the Corporation’s commercial loans have interest rates that reprice with changes in short-term market interest rates or mature in one year or less.

Average commercial real estate loans, which amounted to $296.6 million in 2010, increased $27.3 million or 10.1 percent as compared with average commercial real estate loans of $269.3 million in 2009 (which reflected a 27.5 percent increase over 2008). The Corporation’s long-term mortgage portfolio includes both residential and commercial financing. Growth during the past two years largely reflected brisk activity in new lending activity and mortgage financing. The interest rates on a portion of the Corporation’s commercial mortgages adjust to changes in indices such as the 5 and 10-year Treasury Notes, and the Federal Home Loan Bank of New York 5 and 10-year advance rate. Interest rate changes usually occur at each five-year anniversary of the loan.

The average volume of residential mortgage loans, including home equity loans, declined $40.3 million or 18.7 percent in 2010 as compared to 2009. During 2010, residential loan growth was affected by the slowdown in the housing market, brisk refinancing activity into fixed rate loans due principally to the current historic low rate environment and competition among lenders. Fixed rate residential and home equity loans have recently become a popular choice among homeowners, either through refinancing or new loans, as consumers wish to lock in historically low fixed rates.

Average construction loans and other temporary mortgage financing increased by $4.4 million to $53.8 million in 2010 from $49.4 million in 2009. The average volume of such loans increased by $1.4 million from 2008 to 2009. The change in construction and other temporary mortgage lending in 2010 was achieved in the face of a severely distressed market. Interest rates on such mortgages are generally tied to key short-term market interest rates. Funds are typically advanced to the builder or developer during various stages of construction and upon completion of the project. It is contemplated that the loans will be repaid by cash flows derived from sales within the project or, where appropriate, conversion to permanent financing.

Loans to individuals include personal loans, student loans, and home improvement loans, as well as financing for automobiles. Such loans averaged $704,000 in 2010, compared with $773,000 in 2009 and $973,000 million in 2008. The decrease in loans to individuals during 2010 was due in part to decreases in volumes of new personal loans (single-pay).

Home equity loans, inclusive of home equity lines, as well as traditional secondary mortgage loans, are popular with consumers due to their tax advantages over other forms of consumer borrowing. Home equity loans and secondary mortgages averaged $70.7 million in 2010, a decrease of $18.5 million or 20.7 percent compared to an average of $89.2 million in 2009 and $109.6 million in 2008. Interest rates on floating rate home equity lines are generally tied to the prime rate while most other loans to individuals, including fixed rate home equity loans, are medium-term (ranging between one-to-ten years) and carry fixed interest rates. The decrease in home equity loans outstanding during 2010 was due in part to the recent slowdown in the housing market and lower consumer spending. Additionally, floating rate home equity lines and closed-end fixed rate home equity loans became less attractive during 2010 as consumers took advantage of historically low interest rates or opted to convert these loan balances into fixed rate loan products.

At December 31, 2010, the Corporation had total loan commitments outstanding of $179.9 million, of which approximately 61.5 percent were for commercial loans, commercial real estate loans and construction loans.

The maturities of loans at December 31, 2010 are listed below.

	At December 31, 2010, Maturing
	In One Year or Less	After One Year through Five Years	After Five Years	Total
	(Dollars in Thousands)
Construction loans	$41,952	$500	$7,292	$49,744
Commercial real estate loans	59,125	184,915	127,961	372,001
Residential real estate loans	38,854	29,984	96,316	165,154
Commercial and industrial	74,534	40,739	5,761	121,034
All other loans	366	100	45	511
Total	$214,831	$256,238	$237,375	$708,444
Loans with:
Fixed rates	$78,468	$102,669	$213,374	$394,511
Variable rates	136,363	153,569	24,001	313,933
Total	$214,831	$256,238	$237,375	$708,444

For additional information regarding loans, see Note 5 of the Notes to the Consolidated Financial Statements.

Allowance for Loan Losses and Related Provision

The purpose of the allowance for loan losses (“allowance”) is to absorb the impact of probable losses inherent in the loan portfolio. Additions to the allowance are made through provisions charged against current operations and through recoveries made on loans previously charged-off. The allowance for loan losses is maintained at an amount considered adequate by management to provide for potential credit losses based upon a periodic evaluation of the risk characteristics of the loan portfolio. In establishing an appropriate allowance, an assessment of the individual borrowers, a determination of the value of the underlying collateral, a review of historical loss experience and an analysis of the levels and trends of loan categories, delinquencies and problem loans are considered. Such factors as the level and trend of interest rates, current economic conditions and peer group statistics are also reviewed. At year-end 2010, the level of the allowance was $8,867,000 as compared to a level of $8,711,000 at December 31, 2009. The Corporation made loan loss provisions of $5,076,000 in 2010 compared with $4,597,000 in 2009 and $1,561,000 in 2008. The level of the allowance during the respective annual periods of 2010 and 2009 reflects the change in average volume, credit quality within the loan portfolio, the level of charge-offs, loan volume recorded during the periods and the Corporation’s focus on the changing composition of the commercial and residential real estate loan portfolios.

At December 31, 2010, the allowance for loan losses amounted to 1.25 percent of total loans. In management’s view, the level of the allowance at December 31, 2010 is adequate to cover losses inherent in the loan portfolio. Management’s judgment regarding the adequacy of the allowance constitutes a “Forward Looking Statement” under the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from management’s analysis, based principally upon the factors considered by management in establishing the allowance.

Although management uses the best information available, the level of the allowance for loan losses remains an estimate, which is subject to significant judgment and short-term change. Various regulatory agencies, as an integral part of their examination process, periodically review the Corporation’s allowance for loan losses. Such agencies may require the Corporation to increase the allowance based on their analysis of information available to them at the time of their examination. Furthermore, the majority of the Corporation’s loans are secured by real estate in the State of New Jersey. Future adjustments to the allowance may be necessary due to economic factors impacting New Jersey real estate and further deterioration of the economic climate as well as operating, regulatory and other conditions beyond the Corporation’s control. The allowance for loan losses as a percentage of total loans amounted to 1.25 percent, 1.21 percent and 0.92 percent at December 31, 2010, 2009 and 2008, respectively.

Net charge-offs were $4,920,000 in 2010, $2,140,000 in 2009 and $470,000 in 2008. During 2010, the Corporation experienced an increase in charge-offs compared to 2009 as the Corporation took further write downs of $1.9 million associated with a previously disclosed construction project related to industrial warehouses. In addition, distress in the single family housing market caused the Corporation to recognize write downs of $1.6 million and 2 commercial and industrial loans were the prime contributors of the write downs of $1.1 million in commercial and industrial loans. In 2009 charge-offs principally related to four commercial and commercial real estate credits taken during the fourth quarter of 2009 totaling $1.1 million, coupled with a $900,000 charge-off in connection with a $5.1 million commercial real estate construction project of industrial warehouses, which was placed in non-accrual status during the first quarter of 2009. As previously disclosed, during the fourth quarter of 2009, the Corporation took steps to terminate a participation agreement with another New Jersey bank, as the participation ended on December 31, 2009. The other bank objected to the Corporation’s interpretation of the agreement and subsequent actions. Accordingly, the Corporation filed suit for the return of the outstanding principal and reclassified the outstanding loan as a non-performing asset on its balance sheet.

Five-Year Statistical Allowance for Loan Losses

The following table reflects the relationship of loan volume, the provision and allowance for loan losses and net charge-offs (recoveries) for the past five years.

	Years Ended December 31,
	2010	2009	2008	2007	2006
	(Dollars in Thousands)
Average loans outstanding	$708,425	$692,562	$622,533	$541,297	$522,352
Total loans at end of period	$708,444	$719,606	$676,203	$551,669	$550,414
Analysis of the Allowance for Loan Losses
Balance at the beginning of year	$8,711	$6,254	$5,163	$4,960	$4,937
Charge-offs:
Commercial	3,348	2,122	444	45	—
Residential	1,552	4	20	80	50
Installment loans	40	26	35	31	29
Total charge-offs	4,940	2,152	499	156	79
Recoveries:
Commercial	13	2	10	2	19
Residential	1	4	13	—	—
Installment loans	6	6	6	7	26
Total recoveries	20	12	29	9	45
Net charge-offs (recoveries)	4,920	2,140	470	147	34
Provision for loan losses	5,076	4,597	1,561	350	57
Balance at end of year	$8,867	$8,711	$6,254	$5,163	$4,960
Ratio of net charge-offs during the year to average loans outstanding during the year	0.69%	0.31%	0.08%	0.03%	0.01%
Allowance for loan losses as a percentage of total loans at end of year	1.25%	1.21%	0.92%	0.94%	0.90%

For additional information regarding loans, see Note 5 of the Notes to the Consolidated Financial Statements

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

The table below shows, for three types of loans, the amounts of the allowance allocable to such loans and the percentage of such loans to total loans.

	Commercial		Real Estate Residential Mortgage		Installment		Unallocated
	Amount of Allowance	Loans to Total Loans %	Amount of Allowance	Loans to Total Loans %	Amount of Allowance	Loans to Total Loans %	Amount of Allowance	Total
	(Dollars in Thousands)
2010	$7,538	76.6	$1,038	23.3	$52	0.1	$239	$8,867
2009	7,314	73.3	1,242	26.6	56	0.1	99	8,711
2008	5,473	64.2	651	35.6	60	0.2	70	6,254
2007	4,167	51.6	727	48.3	49	0.1	220	5,163
2006	$3,972	50.9	$707	49.0	$45	0.1	$236	$4,960

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

It is generally the Corporation’s policy to discontinue interest accruals once a loan is past due as to interest or principal payments for a period of ninety days. When a loan is placed on non-accrual status, interest accruals cease and uncollected accrued interest is reversed and charged against current income. Payments received on non-accrual loans are applied against principal. A loan may only be restored to an accruing basis when it again becomes well secured and in the process of collection or all past due amounts have been collected and a satisfactory period of ongoing repayment exists. Accruing loans past due 90 days or more are generally well secured and in the process of collection. For additional information regarding loans, see Note 5 of the Notes to the Consolidated Financial Statements

Non-Performing and Past Due Loans and OREO

Non-performing loans include non-accrual loans and accruing loans which are contractually past due 90 days or more. Non-accrual loans represent loans on which interest accruals have been suspended. It is the Corporation’s general policy to consider the charge-off of loans when they become contractually past due ninety days or more as to interest or principal payments or when other internal or external factors indicate that collection of principal or interest is doubtful. Troubled debt restructurings represent loans on which a concession was granted to a borrower, such as a reduction in interest rate to a rate lower than the current market rate for new debt with similar risks, and which are currently performing in accordance with the modified terms. The Corporation previously reported performing troubled debt restructured loans as a component of non-performing assets. For additional information regarding loans, see Note 5 of the Notes to the Consolidated Financial Statements

The following table sets forth, as of the dates indicated, the amount of the Corporation’s non-accrual loans, accruing loans past due 90 days or more, and other real estate owned (“OREO”) and troubled debt restructurings.

	At December 31,
	2010	2009	2008	2007	2006
	(Dollars in Thousands)
Non-accrual loans	$11,174	$11,245	$541	$3,907	$475
Accruing loans past due 90 days or more	714	39	139	—	225
Total non-performing loans	11,888	11,284	680	3,907	700
OREO	—	—	3,949	501	—
Total non-performing assets	$11,888	$11,284	$4,629	$4,408	$700
Troubled debt restructuring	7,035	966	93	—	—

Total non-accrual loans remained relatively even from December 31, 2009 to December 31, 2010. A $2.2 million single family residential loan previously classified as a non-accrual loan was transferred to OREO during 2010 and subsequently sold in the fourth quarter of 2010. In addition, a $1.9 million net charge off was taken on a loan participation during 2010. On the other hand, a construction participation loan in the amount of $3.6 million went into non-accrual status in the fourth quarter of 2010.

The increase in non-accrual loans at December 31, 2009 as compared with one year prior was primarily attributable to the addition of three large commercial credits. In March of 2009, one commercial real estate construction project of industrial warehouses was downgraded to non-accrual status. The loan was a participation loan with another New Jersey bank. In December of 2009, the Corporation took steps to terminate this participation agreement, as the participation ended on December 31, 2009. The Corporation filed suit for the return of the outstanding principal and reclassified this $5.1 million outstanding loan into non-accrual status on the Corporation’s balance sheet.

The components of accruing loans, which are contractually past due 90 days or more as to principal or interest payments, are as follows:

	December 31,
	2010	2009	2008	2007	2006
	(Dollars in Thousands)
Commercial	$—	$—	$—	$—	$225
Residential	714	39	139	—	—
Installment	—	—	—	—	—
Total accruing loans 90 days or more past due	$714	$39	$139	$—	$225

The balance at December 31, 2010 and 2009 comprise one, different for each year, 1 – 4 family residential loan. At December 31, 2010 the loan in question was well secured and in the process of collection either through bringing the loan current as payments had been received during the month of December 2010 or through the sale of the property.

TDR Increase

All Troubled Debt Restructured loans (“TDR’s”) at December 31, 2010 were performing pursuant to the terms of their respective modifications. $5,534,000 of the increase is represented by 2 loans — $1,354,000 is a 1 – 4 single family residential loan and $4,180,000 is a commercial real estate loan. Both loans were restructured with terms to best fit each borrower’s repayment capacity during their respective reduced income levels. All TDR’s outstanding at December 31, 2010 are expected to be fully repaid.

Other known “potential problem loans” (as defined by SEC regulations) as of December 31, 2010 have been identified and internally risk rated as assets especially mentioned or substandard. Such loans amounted to $38,382,000, $20,048,000 and $9,401,000 at December 31, 2010, 2009 and 2008, respectively. The increase at December 31, 2010 and December 31, 2009 reflects continued deterioration in the quality of certain loans. The risk rating of assets is a dynamic environment wherein through on-going examination certain assets may be downgraded or upgraded as circumstances warrant. During the first quarter of 2010, the Corporation reevaluated several loans which resulted in the downgrade of two lending relationships totaling $4.8 million into risk rating categories associated with “potential problem loans” that had not previously been characterized as such by the Corporation. Further, $725,000 was placed on non-accrual status. The Corporation’s construction portfolio experienced a decline in potential problem loans from December 31, 2008 to December 31, 2009 as the addition of one new relationship of $3.6 million was offset by the removal of another relationship amounting to $4.7 million. The Corporation’s commercial portfolio experienced an increase in potential problem loans at December 31, 2009 with the addition of six lending relationships while shedding two for a net increase of $10.9 million in this segment. This increase was mitigated somewhat by principal payments made on many of these accounts. All potential problem loans were performing loans as of December 31, 2010. The Corporation has no foreign loans.

At December 31, 2010, other than the loans set forth above, the Corporation is not aware of any loans which present serious doubts as to the ability of its borrowers to comply with present loan repayment terms and which are expected to fall into one of the categories set forth in the tables or description above.

In general, it is the policy of management to consider the charge-off of loans at the point that they become past due in excess of 90 days, with the exception of loans that are secured by cash, marketable securities or real estate loans, which are well secured and in the process of collection.

With respect to concentrations of credit within the Corporation’s loan portfolio at December 31, 2010, $22.6 million or 5.2% of the commercial loan portfolio represented outstanding working capital loans to various real estate developers. All but $8.0 million of these loans are secured by mortgages on land and on buildings under construction.

For additional information regarding risk elements in the Corporation’s loan portfolio, see Note 5 of the Notes to Consolidated Financial Statements.

Other Income

The following table presents the principal categories of non-interest income for each of the years in the three-year period ended December 31, 2010.

	Years Ended December 31,
	2010	2009	% Change	2009	2008	% Change
	(Dollars in Thousands)
Service charges, commissions and fees	$1,975	$1,835	7.63%	$1,835	$2,015	(8.93)%
Annuity & insurance commissions	123	126	(2.38)	126	112	12.50
Bank-owned life insurance	1,226	1,156	6.06	1,156	1,203	(3.91)
Net securities gains (losses)	(1,339)	491	(372.71)	491	(1,106)	144.39
Other	487	298	63.42	298	420	(29.05)
Total other income	$2,472	$3,906	(36.71)%	$3,906	$2,644	47.73%

For the period ended December 31, 2010, total other income decreased $1.4 million compared to 2009, primarily as a result of net securities losses in 2010 compared to net securities gains in 2009. Excluding net securities gains and losses in the respective periods, the Corporation recorded other income of $3.8 million in the year ended December 31, 2010, compared to $3.4 million in 2009, an increase of 11.6 percent. This increase was attributable in part to a $140,000 increase in service charges, commissions and fees offset by lower other income, resulting primarily from lower letters of credit fee income and title insurance income. Additionally, in 2010 and 2009, the Corporation recognized $0 and $136,000, respectively, in tax-free proceeds in excess of contract value on the Corporation’s bank-owned life insurance due to the death of insured participants.

During 2010, the Corporation recorded net securities losses of $1.3 million compared to net securities gains of $491,000 in 2009 and net losses of $1.1 million recorded in 2008. In 2010, total other-than-temporary impairment charges of $5.6 million were somewhat offset by net gains on securities sold of $4.3 million. During 2010 securities, sold from the Corporation’s available-for-sale portfolio amounted to approximately

$644.1 million compared to approximately $665.8 million in 2009. The gross realized gains on securities sold amounted to approximately $4.9 million in 2010 compared to $5.9 million in 2009, while the gross realized losses amounted to approximately $635,000 in 2010 compared to $1.2 million in 2009.

During 2010, the Corporation recorded a $3.0 million other-than-temporary impairment charge on its trust preferred securities, $1.8 million on two pooled trust preferred securities, $360,000 on a variable rate private label CMO and $398,000 in principal losses on a variable rate private label CMO. For the year ended December 31, 2009 these impairment charges consisted of $3.4 million relating to two pooled trust preferred securities, $364,000 relating to the Corporation’s investment in the Reserve Primary Fund, $188,000 relating to a variable rate private label CMO, a $140,000 charge relating to the Corporation’s Lehman Brothers bond and a $113,000 write down relating to one equity holding in bank stocks. In 2008, total other-than-temporary impairment charges of $1.8 million were partially offset by net gains on securities sold of $655,000. During 2008, the Corporation recorded a $1.3 million other-than-temporary impairment charge related to its Lehman Brothers corporate bond and $461,000 of write downs related to three equity holdings in bank stocks. In 2010, the sales of securities were made in the normal course of business and proceeds were primarily reinvested into the loan and investment portfolios. In 2009 and 2008, the proceeds from the sales of securities were made in the normal course of business and were primarily reinvested into the loan portfolio.

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

The following table presents the principal categories of other expense for each of the years in the three-year period ended December 31, 2010.

	Year Ended December 31,
	2010	2009	% Change	2009	2008	% Change
	(Dollars in Thousands)
Salaries and employee benefits	$10,765	$9,915	8.57%	$9,915	$8,505	16.58%
Occupancy, net	2,088	2,536	(17.67)	2,536	3,279	(22.66)
Premises and equipment	1,093	1,263	(13.46)	1,263	1,436	(12.05)
FDIC insurance	2,126	2,055	3.45	2,055	217	847.00
Professional and consulting	1,121	811	38.22	811	703	15.36
Stationery and printing	316	339	(6.78)	339	397	(14.61)
Marketing and advertising	268	366	(26.78)	366	637	(42.54)
Computer expense	1,366	964	41.70	964	834	15.59
OREO expense, net	284	1,438	(80.25)	1,438	31	4538.71
Loss on fixed assets, net	427	—	100.00	—	51	(100.00)
Repurchase agreement termination fee	594	—	100.00	—	—	—
Other	3,651	3,370	8.34	3,370	3,383	(.38)
Total other expense	$24,099	$23,057	4.52%	$23,057	$19,473	18.40%

Total other expense increased $1.0 million, or 4.52 percent, in 2010 from 2009 as compared with an increase of $3.6 million, or 18.4 percent, from 2008 to 2009. The level of operating expenses during 2010 increased primarily due to increases in salary and benefits of $850,000, professional and consulting fees of $310,000, computer expense of $402,000 and other expenses of $1.3 million, mainly due to a one-time termination fee of $594,000 in the first quarter of 2010 on a structured securities repurchase agreement and a $437,000 loss on fixed assets which was recorded in the second quarter of 2010. These increases were offset by decreased occupancy expense of $448,000, decreased premises and equipment charges of $170,000, decreased marketing expenses of $98,000 and decreased OREO expense of $1.2 million. Total other expense increased in 2009 from 2008 across several expense categories, with the largest increase occurring in salaries and benefit expense, FDIC insurance and OREO expense.

Prudent management of operating expenses has been and will continue to be a key objective of management in an effort to improve earnings performance. The Corporation’s ratio of other expenses to average assets increased to 2.03 percent in 2010 compared to 1.88 percent in 2009 and 1.94 percent in 2008.

Salaries and employee benefits increased $850,000 or 8.57 percent in 2010 compared to 2009 and increased $1.4 million or 16.6 percent from 2008 to 2009. The increase in 2010 was primarily attributable to additions to official staff and merit increases to existing staff of approximately $720,000 and increased medical insurance expense of $130,000. The increase in 2009 was primarily attributable to a $755,000 benefit recognized in 2008 relating to the termination of two benefit plans. During the third quarter of 2008, the Corporation recognized a $272,000 benefit relating to the lump-sum payment and termination of the directors retirement plan. During the fourth quarter of 2008, the Corporation recognized a $483,000 benefit relating to a lump-sum payment and termination of a benefit equalization plan. These benefits represented the difference between the actuarial present value of the lump-sum payment and the accrued liability previously recorded on the Corporation’s statement of condition. Additionally, pension plan expense increased $514,000 in 2009 from 2008 due to both lower asset valuations and a lower expected rate of return on the Corporation’s defined pension plan, which was frozen back in 2007.

Salaries and employee benefits accounted for 44.7 percent of total non-interest expense in 2010, as compared to 43.0 percent and 43.7 percent in 2009 and 2008, respectively.

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

Occupancy and premises and equipment expense for the year ended December 31, 2010 decreased by $448,000 or 17.7 percent and $170,000 or13.4 percent respectively from the year ended December 31, 2009. The decreases reflect expense reductions pertaining to the Corporation’s former operations facility that resulted from vacating and eliminating the facility during the first quarter of 2010. For the year ended December 31, 2010, the Corporation recorded reductions of $273,000 in depreciation expense, $251,000 in building and equipment maintenance expense and $98,000 in real estate taxes, largely associated with the Corporation’s former operations facility. For the year ended December 31, 2009, occupancy and premises and equipment expenses decreased $916,000, or 19.4 percent, from 2008. The decrease in occupancy and premises and equipment expense in 2009 was due primarily to lower operating costs (utilities, rent, real estate taxes, general repair and maintenance) of the Corporation’s facilities, due in part to branch closures and consolidations coupled with a $200,000 charge taken during the fourth quarter of 2008 relating to the termination of the Corporation’s lease obligation to build a branch in Cranford, New Jersey.

In May 2009, the FDIC adopted a final special assessment rule that assessed the banking industry 5 basis points on total assets less Tier I capital. The Corporation was required to accrue the charge during the second quarter of 2009, which amounted to approximately $630,000, even though the FDIC collected the fee at the end of the third quarter when the regular quarterly assessments for the second were collected. Additionally, in December 2008, the FDIC adopted a final rule increasing the risk-based assessment rates beginning in the first quarter of 2009. As a result of these changes coupled with the one-time assessment credits recognized in 2008, FDIC insurance expense increased $1.8 million for 2009 compared to 2008. FDIC insurance expense in 2010 was approximately $71,000 more than the 2009 expense.

Professional and consulting expense for 2010 increased $310,000 due to compliance and legal loan workout issues during 2010. Such expenses increased in 2009 from 2008 primarily due to higher legal expenses.

Stationery and printing expenses for 2010 decreased $23,000 or 6.78 percent, compared to 2009, due primarily to better cost containment measures relating to stationery and printing materials. The decrease in such expenses of $58,000 or 14.6 percent in 2009 from 2008 reflected improved cost containment in the purchasing of supplies.

Marketing and advertising expenses for the year ended December 31, 2010 decreased $98,000, or 26.78 percent, from the comparable twelve-month period in 2009, primarily due to lower expense outlays for media. These expenses decreased $271,000 or 42.5 percent in 2009 compared with 2008 primarily due to reduced spending in media and advertising.

Computer expense increased $402,000 during 2010 compared to 2009 and increased $130,000 in 2009 compared to 2008, due primarily to fees paid to the Corporation’s outsourced information technology service provider. This strategic outsourcing arrangement has significantly improved operating efficiencies and reduced overhead, primarily in salaries and benefits.

OREO expense for 2010 decreased by $1.2 million over 2009 due primarily to decline in OREO properties and required maintenance and write-down expenses.

Other expense increased in 2010 by approximately $1.3 million or 38.64 percent compared to 2009 mainly due to a one-time termination fee of $594,000 in the first quarter of 2010 on a structured securities repurchase agreement and a $437,000 loss on fixed assets which was recorded in the second quarter of 2010. Other expense decreased in 2009 by $64,000 or 1.9 percent, compared to 2008. Amortization of core deposit intangibles accounted for $70,000 and $82,000 of other expense for the years 2010 and 2009, respectively.

Provision for Income Taxes

The Corporation recorded income tax expense of $222,000 in 2010 compared to $946,000 in 2009 and $1.6 million in 2008. The reduction in 2010 resulted from the liquidation of certain other subsidiaries as part of a business entity restructuring. As previously announced, the Corporation recorded a total of $2.6 million unrecognized income tax benefit related to an internal entity structure realignment and liquidation of subsidiary companies, commenced in the fourth quarter of 2006. The effective tax rates for the Corporation for the years ended December 31, 2010, 2009 and 2008 were 3.1 percent, 20.1 percent and 21.1 percent, respectively. The Corporation adjusts its expected annual tax rate on a quarterly basis based on the current projections of non-deductible expenses, tax-exempt interest income, increase in the cash surrender value of bank owned life insurance and pre-tax net earnings. For a more detailed description of income taxes see Note 11 of the Notes to Consolidated Financial Statements.

Tax-exempt interest income on a fully tax equivalent basis decreased by $1.2 million, or 77.8 percent, from 2009 to 2010, and decreased by $2.4 million, or 61.3 percent, from 2008 to 2009. The Corporation recorded income related to the cash surrender value of bank-owned life insurance as a component of other income in the amount of $1,226,000, $1,156,000 and $1,203,000 for 2010, 2009 and 2008, respectively.

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

On June 12, 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets” (“FAS 166”), which was incorporated into ASC 860 “Transfers and Servicing”, and SFAS No.167, “Amendments to FASB Interpretation No. 46 (Revised), which was incorporated into ASC 810 “Consolidation” (“FAS 167”), which change the way entities account for securitizations and special-purpose entities.

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

Both FAS 166 and FAS 167 became effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. The recognition and measurement provisions of FAS 166 shall be applied to transfers that occur on or after the effective date. The Corporation adopted both FAS 166 and FAS 167 on January 1, 2010, as required. The Corporation is currently assessing the impact this adoption may have on the Corporation’s consolidated financial statements.

In January 2010, the FASB issued ASU No. 2010-06, “Improving Disclosures About Fair Value Measurements,” which added disclosure requirements about transfers into and out of Levels 1, 2, and 3, clarified existing fair value disclosure requirements about the appropriate level of disaggregation, and clarified that a description of the valuation technique (e.g., market approach, income approach, or cost approach) and inputs used to measure fair value was required for recurring, nonrecurring, and Level 2 and 3 fair value measurements. These provisions of the ASU were effective for the Corporation’s reporting period ending March 31, 2010. The ASU also requires that Level 3 activity about purchases, sales, issuances, and settlements be presented on a gross basis rather than as a net number as currently permitted. This provision of the ASU is effective for the Corporation’s reporting period ending March 31, 2011. As this provision amends only the disclosure requirements related to Level 3 activity, the adoption will have no impact on the Corporation’s statements of income and condition.

In December 2010, the FASB issued ASU No. 2010-28, “When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.” Under GAAP, the evaluation of goodwill impairment is a two-step test. In Step 1, an entity must assess whether the carrying amount of a reporting unit exceeds its fair value. If it does, an entity must perform Step 2 of the goodwill impairment test to determine whether goodwill has been impaired and to calculate the amount of that impairment. The provisions of this ASU modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. The provisions of this ASU are effective for the Corporation’s reporting period ending March 31, 2011. As of December 31, 2010, the Corporation had no reporting units with zero or negative carrying amounts or reporting units where there was a reasonable possibility of failing Step 1 of the goodwill impairment test. As a result, the adoption of this ASU is not expected to have a material impact on the Corporation’s statements of income and condition.

In January 2011, the FASB issued ASU No. 2011-01, “Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20.” The provisions of ASU No. 2010-20 required the disclosure of more granular information on the nature and extent of troubled debt restructurings and their effect on the Allowance for the period ending March 31, 2011. The amendments in this ASU defer the effective date related to these disclosures, enabling creditors to provide those disclosures after the FASB completes its project clarifying the guidance for determining what constitutes a troubled debt restructuring. Currently, that guidance is expected to be effective for interim and annual periods ending after June 15, 2011. As the provisions of this ASU only defer the effective date of disclosure requirements related to troubled debt restructurings, the adoption of this ASU will have no impact on the Corporation’s statements of income and condition.

ASU 2010-20

ASU 20100-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, will help investors assess the credit risk of a company’s receivables portfolio and the adequacy of its allowance for credit losses held against the portfolios by expanding credit risk disclosures.

This ASU requires more information about the credit quality of financing receivables in the disclosures to financial statements, such as aging information and credit quality indicators. Both new and existing disclosures must be disaggregated by portfolio segment or class. The disaggregation of information is based on how a company develops its allowance for credit losses and how it manages its credit exposure.

The amendments in this Update apply to all public and nonpublic entities with financing receivables. Financing receivables include loans and trade accounts receivable. However, short-term trade accounts receivable, receivables measured at fair value or lower of cost or fair value, and debt securities are exempt from these disclosure amendments.

The effective date of ASU 2010-20 differs for public and nonpublic companies. For public companies, the amendments that require disclosures as of the end of a reporting period are effective for periods ending on or after December 15, 2010. The amendments that require disclosures about activity that occurs during a reporting period are effective for periods beginning on or after December 15, 2010. For nonpublic companies, the amendments are effective for annual reporting periods ending on or after December 15, 2011.

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

On May 28, 2009, the FASB issued FASB ASC 855-10-05 (previously SFAS No. 165, “Subsequent Events”). Under FASB ASC 855-10-05, companies are required to evaluate events and transactions that occur after the balance sheet date but before the date the financial statements are issued, or available to be issued in the case of non-public entities. FASB ASC 855-10-05 requires entities to recognize in the financial statements the effect of all events or transactions that provide additional evidence of conditions that existed at the balance sheet date, including the estimates inherent in the financial preparation process. Entities shall not recognize the impact of events or transactions that provide evidence about conditions that did not exist at the balance sheet date but arose after that date. FASB ASC 855-10-05 also requires entities to disclose the date through which subsequent events have been evaluated. ASC 855-10-05 was subsequently amended in February of 2010 by ASU 2010-09 “Amendment to Certain recognition and Disclosure Requirements.” FASB ASC 855-10-05 was effective for interim and annual reporting periods ending after June 15, 2009. The Corporation adopted the provisions of FASB ASC 855-10-05 for the quarter ended June 30, 2009. The adoption of this accounting standard had no material impact on the Corporation’s consolidated financial statements.

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

At December 31, 2010, the Corporation reflected a positive interest sensitivity gap (or an interest sensitivity ratio of (1.21 to1.00) at the cumulative one-year position. Based on management’s perception that interest rates will continue to be volatile, projected increased levels of prepayments on the earning asset portfolio and the current level of interest rates, emphasis has been, and is expected to continue to be, placed on interest-sensitivity matching with the objective of continuing to stabilize the net interest spread and margin during 2011. However, no assurance can be given that this objective will be met.

The following table depicts the Corporation’s interest rate sensitivity position at December 31, 2010:

	Expected Maturity/Principal Repayment December 31,
	Average Interest Rate	Year End 2011	Year End 2012	Year End 2013	Year End 2014	Year End 2015	2016 and Thereafter	Total Balance	Estimated Fair Value
	(Dollars in Thousands)
Interest-Earning Assets:
Loans, net	5.41%	$288,072	$95,302	$118,410	$70,086	$41,415	$86,292	$699,577	$706,309
Investments	3.07%	87,524	53,533	24,911	28,450	28,846	154,816	378,080	378,080
Total interest-earning assets		$375,596	$148,835	$143,321	$98,536	$70,261	$241,108	$1,077,657	$1,084,389
Interest-Bearing Liabilities:
Time certificates of deposit of $100,000 or greater	0.87%	$107,115	$9,783	$2,753	$—	$—	$—	$119,651	$120,021
Time certificates of deposit of less than $100,000	1.46%	45,737	12,246	3,554	150	265	10	61,962	62,358
Other interest-bearing deposits	0.56%	99,536	99,536	103,513	48,142	89,412	94,370	534,509	534,593
Subordinated debentures	3.14%	5,155	—	—	—	—	—	5,155	5,157
Securities sold under agreements to repurchase and Fed Funds Purchased	2.75%	41,855	—	—	—	10,000	31,000	82,855	87,602
Term borrowings	3.61%	10,000	—	5,000	—	—	115,000	130,000	133,823
Total interest-bearing liabilities		$309,398	$121,565	$114,820	$48,292	$99,677	$240,380	$934,132	$943,554
Cumulative interest-earning assets		$375,596	$524,431	$667,752	$766,288	$836,549	$1,077,657	$1,077,657
Cumulative interest-bearing liabilities		309,398	430,963	545,783	594,075	693,752	934,132	934,132
Rate sensitivity gap		66,198	27,270	28,501	50,244	(29,416)	728	143,525
Cumulative rate sensitivity gap		66,198	93,468	121,969	172,213	142,797	143,525	143,525
Cumulative gap ratio		1.21%	1.22%	1.22%	1.29%	1.21%	1.15%	1.15%

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

Impact of Inflation and Changing Prices

The financial statements and notes thereto presented elsewhere herein have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of the operations; unlike most industrial companies, nearly all of the Corporation’s assets. and liabilities are monetary. As a result, interest rates have a greater impact on performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services

Liquidity

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

Liquidity is measured and monitored for the Corporation’s bank subsidiary, Union Center National Bank (the “Bank”). The Corporation reviews its net short-term mismatch. This measures the ability of the Corporation to meet obligations should access to Bank dividends be constrained. At December 31, 2010, the Parent Corporation had $4.6 million in cash and short-term investments compared to $3.2 million at December 31, 2009. Expenses at the Parent Corporation are moderate and management believes that the Parent Corporation has adequate liquidity to fund its obligations.

Certain provisions of long-term debt agreements, primarily subordinated debt, prevent the Corporation from creating liens on, disposing of or issuing voting stock of subsidiaries. As of December 31, 2010, the Corporation was in compliance with all covenants and provisions of these agreements.

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

Based on anticipated cash flows at December 31, 2010 projected to December 31, 2011, the Corporation believes that the Bank’s liquidity should remain strong, with an approximate projection of $71.4 million in anticipated net cash flows over the next twelve months. This projection represents a forward-looking statement under the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from this projection depending upon a number of factors, including the liquidity needs of the Bank’s customers, the availability of sources of liquidity and general economic conditions.

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

Deposits

Total deposits increased to $860.3 million at December 31, 2010 from $813.7 million at December 31, 2009, an increase of $46.6 million, or 5.73 percent.

Total non-interest-bearing deposits increased to $144.2 million at December 31, 2010 from $130.5 million at December 31, 2009, an increase of $13.7 million or 10.49 percent. Time, savings and interest-bearing transaction accounts increased to $716.1 million at December 31, 2010 from $683.2 million on December 31, 2009, an increase of $32.9 million or 4.82 percent. The increase in deposits was reflective of customers’ desire for safety and liquidity and flight to quality in light of the financial crisis.

Certificates of deposit $100,000 and over decreased to 13.9 percent of total deposits at December 31, 2010 from 17.8 percent one year earlier. With the current turmoil in the financial markets, some of the Corporation’s depositors have become sensitive to obtaining full FDIC insurance for their time deposits. To accommodate its customers, the Corporation began offering Certificates of Deposit Account Registry Service (CDARS) in 2008. As a result of this offering and the increase in insurance coverage by the FDIC to $250,000, the Corporation reported a decrease of $25.2 million in certificates of deposit greater than $100,000 at December 31, 2010 compared to year-end 2009.

At December 31, 2010, the Corporation had a total of $83.0 million with a weighted average rate of 0.77 percent in CDARS Reciprocal deposits compared to $111.3 million with a weighted average rate of 1.24 percent at December 31, 2009. Based on the Bank’s participation in Promontory Interfinancial Network, LLC., customers who are FDIC insurance sensitive are able to place large dollar deposits with the Corporation and the Corporation uses CDARS to place those funds into certificates of deposit issued by other banks in the Network. This occurs in increments of less than the FDIC insurance limits so that both the principal and interest are eligible for complete FDIC protection. The FDIC currently considers these funds as brokered deposits. All brokered deposits are classified in time deposits. It became apparent during the latter half of 2008 that customers’ preference in seeking safety and more liquidity became paramount in light of the financial crisis, as customers sought full FDIC insured bank products as a safe haven.

The Corporation derives a significant proportion of its liquidity from its core deposit base. For the year ended December 31, 2010, core deposits, comprised of total demand deposits, savings deposits and money market accounts, increased by $89.5 million or 15.0 percent from December 31, 2009 to $686.2 million at December 31, 2010. At December 31, 2010, core deposits were 79.8 percent of total deposits compared to 73.3 percent at year-end 2009. Alternatively, the Corporation uses a more stringent calculation for the management of its liquidity positions internally which consists of total demand and savings accounts (excluding money market accounts greater than $100,000) and excludes time deposits as part of core deposits as a percentage of total deposits. This number increased by $95.8 million or 25.2 percent from December 31, 2009 to $475.1 million and represented 55.2 percent of total deposits at December 31, 2010 as compared with 46.6 percent at December 31, 2009. The Corporation expects its deposit gathering efforts to remain strong, supported in part by the FDIC’s temporarily raising the deposit insurance limits. The Corporation was a participant in the FDIC’s Transaction Account Guarantee Program. Under this program, all non-interest bearing deposit transaction accounts were fully guaranteed by the FDIC, regardless of dollar amount, through June 30, 2010.

On July 21, 2010, President Obama signed the Dodd-Frank Act into law. One of the provisions of this act permanently increases the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2009, and non-interest bearing transaction accounts have unlimited deposit insurance through December 31, 2013.

The following table depicts the Corporation’s more stringent core deposit mix at December 31, 2010 and 2009.

	December 31,				Net Change Volume 2010 vs. 2009
	2010		2009
	Amount	Percentage	Amount	Percentage
	(Dollars in Thousands)
Demand Deposits	$144,210	30.4%	$130,518	34.4%	$13,692
Interest-Bearing Demand	186,509	39.2	156,738	41.3	29,771
Regular Savings	112,305	23.6	58,240	15.4	54,065
Money Market Deposits under $100	32,105	6.8	33,795	8.9	(1,690)
Total core deposits	$475,129	100.0%	$379,291	100.0%	$95,838
Total deposits	$860,332		$813,705		$46,627
Core deposits to total deposits	55.23%		46.61%

Short-Term Borrowings

Short-term borrowings can be used to satisfy daily funding needs. Balances in those accounts fluctuate on a day-to-day basis. The Corporation’s principal short-term funding sources are Federal Funds purchased and securities sold under agreements to repurchase. Short-term borrowings, including Federal Funds purchased and securities sold under agreements to repurchase, amounted to $41.9 million at year-end 2010, a decrease of $4.3 million or 9.2 percent from year-end 2009.

The following table is a summary of short-term securities sold under repurchase agreements, including Federal Funds purchased, for each of the last three years.

	December 31,
	2010	2009	2008
	(Dollars in Thousands)
Short-term securities sold under repurchase agreements, including Federal Funds purchased:
Average interest rate:
At year end	0.27%	0.97%	1.98%
For the year	0.50%	1.38%	2.39%
Average amount outstanding during the year	$42,608	$35,392	$43,973
Maximum amount outstanding at any month end	$54,855	$58,515	$52,992
Amount outstanding at year end	$41,855	$46,109	$30,143

Long-Term Borrowings

Long-term borrowings consist of Federal Home Loan Bank of New York (“FHLB”) advances and securities sold under agreements to repurchase that have contractual maturities over one year. Long-term borrowings amounted to $171.0 million at December 31, 2010, a decrease of $52.1 million or 23.4 percent, from year-end 2009 as the Corporation decided to concentrate its efforts on increasing the core deposit base of the Bank and replaced those borrowings.

Cash Flows

The consolidated statements of cash flows present the changes in cash and cash equivalents from operating, investing and financing activities. During 2010, cash and cash equivalents (which decreased overall by $51.7 million) were provided on a net basis by operating activities and used on a net basis by investing activities and financing activities. With respect to the cash flows from financing activities, a net increase in deposits and proceeds from a stock offering were offset by a reduction in borrowings and the Corporation’s dividend payments

During 2009, cash and cash equivalents (which increased overall by $74.1 million) were provided on a net basis by operating activities and financing activities and used on a net basis by investing activities. With respect to cash flows from financing activities, a $172.3 million increase in cash resulted from a substantial net increase in deposits as well as from the proceeds of our TARP participation and rights offering.

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

Contractual Obligations and Other Commitments

The following table summarizes contractual obligations at December 31, 2010 and the effect such obligations are expected to have on liquidity and cash flows in future periods.

	Total	Less Than 1 Year	1 – 3 Years	4 – 5 Years	After 5 Years
	(Dollars in Thousands)
Contractual Obligations
Operating lease obligations	$7,122	$607	$1,125	$1,071	$4,319
Total contracted cost obligations	$7,122	$607	$1,125	$1,071	$4,319
Other Long-term Liabilities/Long-term Debt
Time Deposits	$181,613	$152,859	$28,329	$415	$10
Federal Home Loan Bank advances and repurchase agreements	199,855	38,855	5,000	10,000	146,000
Subordinated debentures	5,155	5,155	—	—	—
Total Other Long-term Liabilities/Long-term Debt	$386,623	$196,869	$33,329	$10,415	$146,010
Other Commercial Commitments – Off Balance Sheet
Commitments under commercial loans and lines of credit	$77,786	$77,786	$—	$—	$—
Home equity and other revolving lines of credit	50,131	50,131	—	—	—
Outstanding commercial mortgage loan commitments	32,554	28,054	4,500	—	—
Standby letters of credit	2,225	2,225	—	—	—
Performance letters of credit	12,019	11,329	690	—	—
Outstanding residential mortgage loan commitments	250	250	—	—	—
Overdraft protection lines	4,898	4,898	—	—	—
Other consumer	—	—	—	—	—
Total off balance sheet arrangements and contractual obligations	$179,863	$174,673	$5,190	$—	$—
Total contractual obligations and other commitments	$573,608	$372,149	$39,644	$11,486	$150,329

Stockholders’ Equity

Stockholders’ equity amounted to $121.0 million at December 31, 2010, an increase of $19.2 million or 18.9 percent, compared to year-end 2009. At December 31, 2009, stockholders’ equity totaled $101.7 million, an increase of $20.0 million or 24.5 percent from December 31, 2008.

In September 2010, the Corporation sold an aggregate of 1,715,000 shares of its common stock under its previously filed shelf registration statement which was declared effective by the Securities and Exchange Commission on May 5, 2010. The Corporation sold 1,430,000 shares of common stock at a price of $7.00 per share, with underwriting discounts and commissions of $0.39 per share, for gross proceeds from this offering of $10,010,000. The Corporation also sold 285,000 shares of common stock directly to certain of its directors at a price of $7.50 per share, for gross proceeds from this offering of $2,137,500. Net proceeds from both offerings totaled $11,377,800 after underwriting discounts and commissions of $557,700 and offering expenses of approximately $213,000 (which consisted primarily of legal and accounting fees).

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

Book value per share at year-end 2010 was $6.83 compared to $6.32 at year-end 2009. Tangible book value at year-end 2010 was $5.79 compared to $5.15 at year end 2009; see Item 6 for a reconciliation of this non-GAAP financial measure to book value.

During 2010, the Corporation made no purchases of common stock. At December 31, 2010, there were 652,868 shares available for repurchase under the Corporation’s stock buyback program.

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

Risk-Based Capital/Leverage

The Tier I leverage capital at December 31, 2010 (defined as tangible stockholders’ equity for common stock and Trust Preferred Capital Securities) amounted to $116.6 million or 9.90 percent of average total assets. At December 31, 2009, the Corporation’s Tier I leverage capital amounted to $98.5 million or 7.73 percent of average total assets. Tier I capital excludes the effect of FASB ASC 320-10-05, which amounted to $5.3 million of net unrealized losses, after tax, on securities available-for-sale (reported as a component of accumulated other comprehensive income which is included in stockholders’ equity), and is reduced by goodwill and intangible assets of $17.0 million as of December 31, 2010. For information on goodwill and intangible assets, see Note 1 to the Consolidated Financial Statements.

United States bank regulators have issued guidelines establishing minimum capital standards related to the level of assets and off balance-sheet exposures adjusted for credit risk. Specifically, these guidelines categorize assets and off balance-sheet items into four risk-weightings and require banking institutions to maintain a minimum ratio of capital to risk-weighted assets. At December 31, 2010, the Corporation’s Tier I and total risk-based capital ratios were 13.28 percent and 14.29 percent, respectively. For information on risk-based capital and regulatory guidelines for the Parent Corporation and its bank subsidiary, see Note 13 to the Consolidated Financial Statements.

The foregoing capital ratios are based in part on specific quantitative measures of assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by the bank regulators regarding capital components, risk weightings and other factors. The OCC established higher minimum capital ratios for the Bank effective as of December 31, 2009: Tier 1 Risk-Based Capital of 10 percent, Total Risk-Based Capital of 12 percent and Tier 1 Leverage Capital of 8 percent. As of December 31, 2010, management believes that each of the Bank and the Parent Corporation meet all capital adequacy requirements to which it is subject. Under the MOU between the Bank and the OCC, the Bank has agreed to develop a three year capital program, which will include specific plans for the maintenance of adequate capital and the strengthening of the Bank’s capital structure to meet current and future needs.

Subordinated Debentures

On December 19, 2003, Center Bancorp Statutory Trust II, a statutory business trust and wholly-owned subsidiary of Center Bancorp, Inc., issued $5.0 million of, MMCapS capital securities to investors due on January 23, 2034. The capital securities presently qualify as Tier I capital. The trust loaned the proceeds of this offering to the Corporation and received in exchange $5.2 million of the Parent Corporation’s subordinated debentures. The subordinated debentures are redeemable in whole or in part prior to maturity. The floating interest rate on the subordinate debentures is three-month LIBOR plus 2.85 percent and reprices quarterly. The rate at December 31, 2010 was 3.14 percent.

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

The Corporation monitors the impact of changes in interest rates on its net interest income using several tools. One measure of the Corporation’s exposure to differential changes in interest rates between assets and liabilities is the Corporation’s analysis of its interest rate sensitivity. This test measures the impact on net interest income on net portfolio value of an immediate change in interest rates in 100 basis point increments. Net portfolio value is defined as the net present value of assets, liabilities and off-balance sheet contracts.

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

Based on the results of the interest simulation model as of December 31, 2010, and assuming that management does not take action to alter the outcome, the Corporation would expect a decrease of 1.09 and 1.91 percent in net interest income if interest rates increased by 200 and 300 basis points, respectively, from current rates in a gradual and parallel rate ramp over a twelve month period. As market rates declined to historic lows at December 31, 2010, the Corporation did not feel that modeling a down rate scenario was realistic in the current environment.

The declining rates and steepening of the yield curve during both 2010 and 2009 affected net interest margins. Based on management’s perception that interest rates will continue to be volatile, projected increased levels of prepayments on the earning-asset portfolio and the current level of interest rates, emphasis has been, and is expected to continue to be, placed on interest-sensitivity matching with the objective of stabilizing the net interest spread during 2011. However, no assurance can be given that this objective will be met.

Equity Price Risk

The Corporation is also exposed to equity price risk inherent in its portfolio of publicly traded equity securities, which had an estimated fair value of $300,000 at December 31, 2010 and at December 31, 2009. The Corporation monitors its equity investments for impairment on a periodic basis. In the event that the carrying value of the equity investment exceeds its fair value, and the Corporation determines the decline in value to be other than temporary, the Corporation reduces the carrying value to its current fair value. During 2010 and 2009, the Corporation recorded $0 and $113,000, respectively, of other-than-temporary impairment charges relating to equity holdings in bank stocks. These equities were written down to fair value.

8. Financial Statements and Supplementary Data

All Financial Statements:

The following financial statements are filed as part of this report under Item 8 — “Financial Statements and Supplementary Data.”

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Center Bancorp, Inc.:

We have audited the accompanying consolidated statements of condition of Center Bancorp, Inc. and subsidiaries (the “Corporation”) as of December 31, 2010 and 2009, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2010. Center Bancorp, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Center Bancorp, Inc. and subsidiaries as of December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Center Bancorp, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 16, 2011 expressed an unqualified opinion.

/s/ ParenteBeard LLC

ParenteBeard LLC
Reading, Pennsylvania
March 16, 2011

CENTER BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CONDITION

	December 31,
	2010	2009
	(In Thousands, Except Share Data)
ASSETS
Cash and due from banks	$37,497	$89,168
Investment securities available-for-sale	378,080	298,124
Loans	708,444	719,606
Less: Allowance for loan losses	8,867	8,711
Net loans	699,577	710,895
Restricted investment in bank stocks, at cost	9,596	10,672
Premises and equipment, net	12,937	17,860
Accrued interest receivable	4,134	4,033
Bank owned life insurance	27,905	26,304
Goodwill and other intangible assets	16,959	17,028
Prepaid FDIC assessment	3,582	5,374
Other assets	17,118	16,030
Total assets	$1,207,385	$1,195,488
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non-interest-bearing	$144,210	$130,518
Interest-bearing:
Time deposits $100,000 and over	119,651	144,802
Interest-bearing transaction, savings and time deposits less than $100,000	596,471	538,385
Total deposits	860,332	813,705
Short-term borrowings	41,855	46,109
Long-term borrowings	171,000	223,144
Subordinated debentures	5,155	5,155
Accounts payable and accrued liabilities	8,086	5,626
Total liabilities	1,086,428	1,093,739
Stockholders’ Equity
Preferred Stock, $1,000 liquidation value per share:
Authorized 5,000,000 shares; issued 10,000 shares in 2010 and 2009	9,700	9,619
Common stock, no par value:
Authorized 25,000,000 shares; issued 18,477,412 shares in 2010 and 16,762,412 in 2009; outstanding 16,289,832 shares in 2010 and 14,572,029 in 2009	110,056	97,908
Additional paid-in capital	4,941	5,650
Retained earnings	21,633	17,068
Treasury stock, at cost (2,187,580 shares in 2010 and 2,190,383 in 2009)	(17,698)	(17,720)
Accumulated other comprehensive loss	(7,675)	(10,776)
Total stockholders’ equity	120,957	101,749
Total liabilities and stockholders’ equity	$1,207,385	$1,195,488

See the accompanying notes to the consolidated financial statements.

CENTER BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2010	2009	2008
	(Dollars in Thousands, Except per Share Data)
Interest income:
Interest and fees on loans	$37,200	$36,751	$36,110
Interest and dividends on investment securities:
Taxable interest income	10,588	12,727	10,353
Non-taxable interest income	220	989	2,547
Dividends	706	643	771
Interest on federal funds sold and securities purchased under agreements to resell	—	—	113
Total interest income	48,714	51,110	49,894
Interest expense:
Interest on certificates of deposit $100,000 & over	1,301	3,551	2,411
Interest on other deposits	4,705	8,757	10,876
Interest on short-term borrowings	211	449	1,295
Interest on long-term borrowings	8,568	9,888	9,513
Total interest expense	14,785	22,645	24,095
Net interest income	33,929	28,465	25,799
Provision for loan losses	5,076	4,597	1,561
Net interest income, after provision for loan losses	28,853	23,868	24,238
Other income:
Service charges, commissions and fees	1,975	1,835	2,015
Annuity and insurance	123	126	112
Bank-owned life insurance	1,226	1,156	1,203
Other	487	298	420
Total other-than-temporary impairment losses	(8,953)	(9,066)	(1,761)
Less: Portion of loss recognized in other comprehensive income (before taxes)	3,377	4,828	—
Net other-than-temporary impairment losses	(5,576)	(4,238)	(1,761)
Net gains on sale on investment securities	4,237	4,729	655
Net investment securities gains (losses)	(1,339)	491	(1,106)
Total other income	2,472	3,906	2,644
Other expense:
Salaries and employee benefits	10,765	9,915	8,505
Occupancy, net	2,088	2,536	3,279
Premises and equipment	1,093	1,263	1,436
FDIC Insurance	2,126	2,055	217
Professional and consulting	1,121	811	703
Stationery and printing	316	339	397
Marketing and advertising	268	366	637
Computer expense	1,366	964	834
OREO expense, net	284	1,438	31
Loss on fixed assets, net	427	—	51
Repurchase agreement termination fee	594	—	—
Other	3,651	3,370	3,383
Total other expense	24,099	23,057	19,473
Income before income tax expense	7,226	4,717	7,409
Income tax expense	222	946	1,567
Net income	7,004	3,771	5,842
Preferred stock dividends and accretion	581	567	—
Net income available to common stockholders	$6,423	$3,204	$5,842
Earnings per common share:
Basic	$0.43	$0.24	$0.45
Diluted	$0.43	$0.24	$0.45
Weighted average common shares outstanding:
Basic	15,025,870	13,382,614	13,048,518
Diluted	15,027,159	13,385,416	13,061,410

See the accompanying notes to the consolidated financial statements.

CENTER BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Years Ended December 31, 2010, 2009 and 2008
	Preferred Stock	Common Stock	Additional Paid In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	(In Thousands, Except Share and per Share Data)
Balance, December 31, 2007	$—	$86,908	$5,133	$15,161	$(16,100)	$(5,824)	$85,278
Comprehensive income:
Net income				5,842			5,842
Other comprehensive loss, net of taxes						(3,088)	(3,088)
Total comprehensive income							2,754
Cash dividends declared on common stock of ($0.36 per share)				(4,675)			(4,675)
Issuance cost of common stock				(19)			(19)
Restricted stock award (3,028 shares)					25		25
Exercise of stock options (25,583 shares)			21		203		224
Stock-based compensation expense			128				128
Taxes related to stock-based compensation			(78)				(78)
Treasury stock purchased (193,083 shares)					(1,924)		(1,924)
Balance, December 31, 2008	$—	$86,908	$5,204	$16,309	$(17,796)	$(8,912)	$81,713
Comprehensive income:
Net income				3,771			3,771
Other comprehensive loss, net of taxes						(1,864)	(1,864)
Total comprehensive income							1,907
Issuance of preferred stock (10,000 shares) and warrants (86,705 shares)	9,539		461				10,000
Accretion of discount on preferred stock	80			(80)			—
Dividends on preferred stock				(487)			(487)
Proceeds from rights offering (1,571,428 shares)		11,000					11,000
Cash dividends declared on common stock ($0.18 per share)				(2,434)			(2,434)
Issuance cost of common stock				(11)			(11)
Exercise of stock options (9,289 shares)			(19)		76		57
Stock-based compensation expense			77				77
Taxes related to stock-based compensation			(73)				(73)
Balance, December 31, 2009	$9,619	$97,908	$5,650	$17,068	$(17,720)	$(10,776)	$101,749
Comprehensive income:
Net income				7,004			7,004
Other comprehensive gains, net of taxes						3,101	3,101
Total comprehensive income							10,105
Accretion of discount on preferred stock	81			(81)			—
Dividends on preferred stock				(500)			(500)
Proceeds from stock offerings (1,715,000 shares)		12,148	(770)				11,378
Cash dividends declared on common stock ($0.12 per share)				(1,852)			(1,852)
Issuance cost of common stock				(6)			(6)
Stock awarded			3		22		25
Stock-based compensation expense			51				51
Option related tax trueup			7				7
Balance, December 31, 2010	$9,700	$110,056	$4,941	$21,633	$(17,698)	$(7,675)	$120,957

See the accompanying notes to the consolidated financial statements.

CENTER BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2010	2009	2008
	(Dollars in Thousands)
Cash flows from operating activities:
Net income	$7,004	$3,771	$5,842
Adjustments to Reconcile Net Income to Net Cash Provided by (Used In) Operating Activities:
Depreciation and amortization	1,165	1,451	1,832
Provision for loan losses	5,076	4,597	1,561
Provision for deferred taxes	51	819	1,221
Stock-based compensation expense	51	77	128
Net other-than-temporary impairment losses	5,576	4,238	1,761
Net gains on available-for-sale securities	(4,237)	(4,729)	(655)
Net gain on sale of loans held for sale	(140)	(5)	(13)
Loans originated for resale	(8,347)	(3,453)	(1,708)
Proceeds of loans held for sale	8,154	3,458	1,721
Net loss on premises and equipment	427	—	51
Net loss on OREO	207	905	26
Life insurance death benefit	—	(136)	(230)
Increase in cash surrender value of bank owned life insurance	(1,226)	(1,020)	(973)
Net amortization of securities	2,979	793	90
(Increase) decrease in accrued interest receivable	(101)	121	381
Decrease in prepaid FDIC insurance assessment	1,792	—	—
(Increase) decrease in other assets	1,642	(1,732)	(7,332)
Increase (decrease) in other liabilities	(2,426)	(480)	(4,432)
Net cash (used in) provided by operating activities	17,647	8,675	(729)
Cash flows from investing activities:
Proceeds from maturities of investment securities available-for-sale	67,960	58,206	52,702
Net redemption (purchases) of restricted investment in bank stock	1,076	(442)	(1,763)
Proceeds from sales of investment securities available-for-sale	644,075	665,828	330,808
Purchase of securities available-for-sale	(791,156)	(785,044)	(315,899)
Net decrease (increase) in loans	8,357	(45,543)	(125,004)
Purchases of premises and equipment	(300)	(742)	(2,882)
Purchase of bank-owned life insurance	(6,000)	(2,475)	—
Redemption of bank-owned life insurance	5,610	—	—
Proceeds from life insurance death benefits	15	266	526
Capital expenditure addition to OREO	—	(476)	—
Proceeds from sale of premises and equipment	1	1	24
Proceeds from sale of branch facility	—	—	2,414
Increase in principal portion of lease	(9)	—	—
Proceeds from sale of OREO	1,720	3,520	452
Net cash used in investing activities	(68,651)	(106,901)	(58,622)

See the accompanying notes to the consolidated financial statements.

CENTER BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS – (continued)

	Years Ended December 31,
	2010	2009	2008
	(Dollars in Thousands)
Cash flows from financing activities:
Net increase (decrease) in deposits	46,627	154,168	(39,533)
Net increase (decrease) in short-term borrowings	(4,254)	966	(4,521)
Proceeds from long-term borrowings	—	—	55,000
Payments on long-term borrowings	(52,144)	(153)	(148)
Cash dividends on common stock	(1,800)	(3,166)	(4,675)
Cash dividends on preferred stock	(500)	(425)	—
Issuance cost of common stock	(6)	(11)	(19)
Proceeds from issuance of preferred stock and warrants	—	10,000	—
Proceeds from issuance of shares from stock offering or rights offering	12,148	11,000	—
Issuance cost from issue of common stock	(770)	—	—
Tax (expense) benefit from stock based compensation	7	(73)	(78)
Issuance cost of restricted stock award	25	—	25
Proceeds from exercise of stock options	—	57	224
Purchase of treasury stock	—	—	(1,924)
Net cash provided by (used in) financing activities	(667)	172,363	4,351
Net (decrease) increase in cash and cash equivalents	(51,671)	74,137	(55,000)
Cash and cash equivalents at beginning of year	89,168	15,031	70,031
Cash and cash equivalents at end of year	$37,497	$89,168	$15,031
Supplemental disclosures of cash flow information:
Noncash activities:
Trade date accounting settlement for investments	$8	$1,979	$3,514
Transfer of loans to real estate owned	1,927	—	3,949
Net investment in direct financing lease	3,700	—	—
Cash paid during year for:
Interest paid on deposits and borrowings	$15,569	$23,021	$23,615
Income taxes	2,479	344	2,370

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

Use of Estimates

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statement of condition and revenues and expenses for the reported periods. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, other-than-temporary impairment evaluation of securities, the evaluation of the impairment of goodwill income tax provision and the valuation of deferred tax assets.

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

In instances when a determination is made that an other-than-temporary impairment exists but the investor does not intend to sell the debt security and it is not more likely than not that it will be required to sell the debt security prior to its anticipated recovery, FASB ASC 320-10-65 changes the presentation and amount of the other-than-temporary impairment recognized in the income statement. The other-than-temporary impairment is separated into (a) the amount of the total other-than-temporary impairment related to a decrease in cash flows expected to be collected from the debt security (the credit loss) and (b) the amount of the total other-than-temporary impairment related to all other factors. The amount of the total other-than-temporary impairment related to the credit loss is recognized through earnings. The amount of the total other-than-temporary impairment related to all other factors is recognized through other comprehensive income. Impairment charges on certain investment securities of approximately $5.6 million, $4.2 million and $1.8 million were recognized in earnings during the years ended December 31, 2010, 2009 and 2008, respectively.

Loans Held for Sale

Mortgage loans originated and intended for sale in the secondary market are carried at the lower of costs or estimated fair value or fair value under the fair value option accounting guidance for financial instruments. For loans carried at the lower of cost or estimated fair value, gains and losses on loan sales (sale proceeds minus carrying value) are recorded in other income and direct loan origination costs and fees are deferred at origination of the loan and are recognized in other income upon sale of the loan. The Corporation had $333,000 and $0 in loans held for sale at December 31, 2010 and 2009.

Loans

Loans are stated at their principal amounts inclusive of net deferred loan origination fees. Interest income is credited as earned except when a loan becomes past due 90 days or more and doubt exists as to the ultimate collection of interest or principal; in those cases the recognition of income is discontinued. Loans that are past due 90 days or more that are both well secured and in the process of collection will remain on an accruing basis. When a loan is placed on non-accrual status, interest accruals cease and uncollected accrued interest is reversed and charged against current income.

In July 2010, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses,” which requires that the Corporation provide a greater level of disaggregated information about the credit quality of the Corporation’s loans and leases and the allowance for loan and lease losses (the “Allowance”). This ASU also requires the Corporation to disclose on a prospective basis, additional information related to credit quality indicators, non-accrual loans and leases, and past due information. The Corporation adopted the provisions of this ASU in preparing the Consolidated Financial Statements as of and for the year ended December 31, 2010. As this ASU amends only the disclosure

CENTER BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Summary of Significant Accounting Policies  – (continued)

requirements for loans and leases and the Allowance, the adoption had no impact on the Corporation’s statements of income and condition. See Note 5 of the Notes to the Consolidated Financial Statements for the required disclosures.

Portfolio segments are defined as the level at which an entity develops and documents a systematic methodology to determine its Allowance. Management has determined that the Corporation has two portfolio segments of loans and leases (commercial and consumer) in determining the Allowance. Both quantitative and qualitative factors are used by management at the portfolio segment level in determining the adequacy of the Allowance for the Corporation. Classes of loans and leases are a disaggregation of a Corporation’s portfolio segments. Classes are defined as a group of loans and leases which share similar initial measurement attributes, risk characteristics, and methods for monitoring and assessing credit risk. Management has determined that the Corporation has five classes of loans and leases (Commercial and industrial (including lease financing), Commercial — real estate, Construction, Residential mortgage (including home equity) and Installment.

Generally, all classes of commercial and consumer loans and leases are placed on non-accrual status upon becoming contractually past due 90 days or more as to principal or interest (unless loans and leases are adequately secured by collateral, are in the process of collection, and are reasonably expected to result in repayment), when terms are renegotiated below market levels, or where substantial doubt about full repayment of principal or interest is evident. For certain installment loans the entire outstanding balance on the loan is charged-off when the loan becomes 60 days past due.

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

Impaired Loans

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

The Corporation has defined its population of impaired loans to include all non-accrual and troubled debt restructuring loans. As part of the evaluation, the Corporation reviews all non-homogeneous loans for impairment internally classified as substandard or below, in each instance above an established dollar threshold of $200,000. Smaller impaired non-homogeneous loans and impaired homogeneous loans are not measured for specific reserves and are covered under the Corporation’s general reserve.

A loan is considered impaired when, based on current information and events, it is probable that the Corporation will not be able to collect all amounts due from the borrower in accordance with the contractual terms of the loan, including scheduled interest payments. Impaired loans include all classes of commercial and consumer non-accruing loans and all loans modified in a troubled debt restructuring (“TDR”).

When a loan has been identified as being impaired, the amount of impairment is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price, or the estimated fair value of the collateral, less any selling costs, if the loan is collateral-dependent. If the measurement of the impaired loan is less than the recorded investment in the loan (including accrued interest, net of deferred loan fees or costs and unamortized premiums or discounts), an impairment is recognized by creating or adjusting an existing allocation of the Allowance, or by recording a partial charge-off of the loan to its fair value. Interest payments made on impaired loans are typically applied

CENTER BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Summary of Significant Accounting Policies  – (continued)

to principal unless collectability of the principal amount is reasonably assured, in which case interest income may be accrued or recognized on a cash basis.

Loans Modified in a Troubled Debt Restructuring

Loans are considered to have been modified in a TDR when due to a borrower’s financial difficulties, the Corporation makes certain concessions to the borrower that it would not otherwise consider. Modifications may include interest rate reductions, principal or interest forgiveness, forbearance, and other actions intended to minimize economic loss and to avoid foreclosure or repossession of collateral. Generally, a non-accrual loan that has been modified in a TDR remains on non-accrual status for a period of six months to demonstrate that the borrower is able to meet the terms of the modified loan. However, performance prior to the modification, or significant events that coincide with the modification, are included in assessing whether the borrower can meet the new terms and may result in the loan being returned to accrual status at the time of loan modification or after a shorter performance period. If the borrower’s ability to meet the revised payment schedule is uncertain, the loan remains on non-accrual status.

Reserve for Credit Losses

The Corporation’s reserve for credit losses is comprised of two components, the Allowance and the reserve for unfunded commitments (the “Unfunded Commitments”).

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

Management believes that the allowance for loan losses is adequate. Management uses available information to recognize loan losses; however, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on their judgments about information available to them at the time of their examinations.

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

During the fourth quarter of 2010, the Corporation sold one residential property in Morris County, New Jersey, and one residential property in Union County, New Jersey which were carried as OREO. At December 31, 2010 and 2009, the Corporation had no OREO.

Mortgage Servicing

The Corporation performs various servicing functions on loans owned by others. A fee, usually based on a percentage of the outstanding principal balance of the loan, is received for those services. At December 31, 2010 and 2009, the Corporation was servicing approximately $5.3 million and $7.6 million, respectively, of loans for others.

The Corporation accounts for its servicing of financial assets in accordance with FASB ASC 860-50. The Corporation originates mortgages under plans to sell those loans and service the loans owned by the investor. The Corporation records mortgage servicing rights and the loans based on relative fair values at the date of sale. The balance of mortgage servicing rights at December 31, 2010 and 2009 are immaterial to the Corporation’s consolidated financial statements.

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

Earnings per common share have been computed based on the following:

	Years Ended December 31,
	2010	2009	2008
	(In Thousands, Except per Share Amounts)
Net income	$7,004	$3,771	$5,842
Preferred stock dividends and accretion	581	567	—
Net income available to common stockholders	$6,423	$3,204	$5,842
Average number of common shares outstanding	15,026	13,382	13,049
Effect of dilutive options	1	3	12
Average number of common shares outstanding used to calculate diluted earnings per common share	15,027	13,385	13,061
Earnings per common share:
Basic	$0.43	$0.24	$0.45
Diluted	$0.43	$0.24	$0.45

CENTER BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Summary of Significant Accounting Policies  – (continued)

Treasury Stock

The Corporation announced on March 27, 2006 that its Board of Directors approved an increase in its then current share buyback program to 5 percent of outstanding shares, enhancing its then current authorization by 425,825 shares to 684,965 shares. The Corporation announced on October 1, 2007 that its Board of Directors approved an additional increase in its current share buyback program to 5 percent of outstanding shares, enhancing its current authorization by 684,627 shares. On June 26, 2008, the Corporation announced that its Board of Directors approved an additional buyback of 649,712 shares. The total buyback authorization has been increased to 2,039,731 shares. Subject to limitations applicable to the Corporation, purchases may be made from time to time as, in the opinion of management, market conditions warrant, in the open market or in privately negotiated transactions. Shares repurchased will be added to the corporate treasury and will be used for future stock dividends and other issuances. As of December 31, 2010, Center Bancorp had 16.3 million shares of common stock outstanding. As of December 31, 2010, the Corporation had purchased 1,386,863 common shares at an average cost per share of $11.44 under the stock buyback program as amended on October 1, 2007 and June 26, 2008. The repurchased shares were recorded as treasury stock, which resulted in a decrease in stockholders’ equity. Treasury stock is recorded using the cost method and accordingly is presented as a reduction of stockholders’ equity. For the year ended December 31, 2010, the Corporation did not purchase any of its shares.

Goodwill

The Corporation adopted the provisions of FASB ASC 350-10 (previously SFAS No. 142, “Goodwill and Other Intangible Assets”), which requires that goodwill to be tested for impairment annually, or more frequently if impairment indicators arise for impairment. No impairment charge was deemed necessary for the years ended December 31, 2010, 2009 and 2008.

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

Disclosure of comprehensive income for the years ended December 31, 2010, 2009 and 2008 is presented in the Consolidated Statements of Changes in Stockholders’ Equity and presented in detail in Note 14 of the Notes to Consolidated Financial Statements.

Bank-Owned Life Insurance

The Corporation invests in Bank-Owned Life Insurance (“BOLI”) to help offset the rising cost of employee benefits. During the 3rd quarter of 2010 the Corporation redeemed BOLI policies for proceeds of $5.6 million and purchased additional BOLI policies of $6.0 million. In conjunction with the redemption, the Corporation recorded a tax expense of $633,000. The change in the cash surrender value of the BOLI was recorded as a component of other income and amounted to $1,226,000, $1,020,000 and $973,000 in 2010, 2009 and 2008, respectively. During 2010 and 2009, the Corporation recognized $0 and $136,000, respectively, in tax-free proceeds in excess of contract value on its BOLI due to the death of insured participants.

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

Advertising Costs

The Corporation recognizes its marketing and advertising cost as incurred. Advertising costs were $268,000, $366,000 and $637,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

Reclassifications

Certain reclassifications have been made in the consolidated financial statements for 2009 and 2008 to conform to the classifications presented in 2010.

Note 2 — Recent Accounting Pronouncements

On June 12, 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets” (“FAS 166”), which was incorporated into ASC 860 “Transfers and Servicing”, and SFAS No.167, “Amendments to FASB Interpretation No. 46 (Revised), which was incorporated into ASC 810 “Consolidation” (“FAS 167”), which change the way entities account for securitizations and special-purpose entities.

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

Both FAS 166 and FAS 167 became effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. The recognition and measurement provisions of FAS 166 shall be applied to transfers that occur on or after the effective date. The Corporation adopted both FAS 166 and FAS 167 on January 1, 2010, as required. The adoption had no impact on the Corporation’s statements of income and financial condition.

In January 2010, the FASB issued ASU No. 2010-06, “Improving Disclosures About Fair Value Measurements,” which added disclosure requirements about transfers into and out of Levels 1, 2, and 3, clarified existing fair value disclosure requirements about the appropriate level of disaggregation, and clarified that a description of the valuation technique (e.g., market approach, income approach, or cost approach) and inputs used to measure fair value was required for recurring, nonrecurring, and Level 2 and 3 fair value measurements. These provisions of the ASU were effective for the Corporation’s reporting period ending March 31, 2010. The ASU also requires that Level 3 activity about purchases, sales, issuances, and settlements be presented on a gross basis rather than as a net number as currently permitted. This provision of

CENTER BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 — Recent Accounting Pronouncements  – (continued)

the ASU is effective for the Corporation’s reporting period ending March 31, 2011. As this provision amends only the disclosure requirements related to Level 3 activity, the adoption will have no impact on the Corporation’s statements of income and condition.

In December 2010, the FASB issued ASU No. 2010-28, “When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.” Under GAAP, the evaluation of goodwill impairment is a two-step test. In Step 1, an entity must assess whether the carrying amount of a reporting unit exceeds its fair value. If it does, an entity must perform Step 2 of the goodwill impairment test to determine whether goodwill has been impaired and to calculate the amount of that impairment. The provisions of this ASU modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. The provisions of this ASU are effective for the Corporation’s reporting period ending March 31, 2011. As of December 31, 2010, the Corporation had no reporting units with zero or negative carrying amounts or reporting units where there was a reasonable possibility of failing Step 1 of the goodwill impairment test. As a result, the adoption of this ASU is not expected to have a material impact on the Corporation’s statements of income and condition.

In January 2011, the FASB issued ASU No. 2011-01, “Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20.” The provisions of ASU No. 2010-20 required the disclosure of more granular information on the nature and extent of troubled debt restructurings and their effect on the Allowance for the period ending March 31, 2011. The amendments in this ASU defer the effective date related to these disclosures, enabling creditors to provide those disclosures after the FASB completes its project clarifying the guidance for determining what constitutes a troubled debt restructuring. Currently, that guidance is expected to be effective for interim and annual periods ending after June 15, 2011. As the provisions of this ASU only defer the effective date of disclosure requirements related to troubled debt restructurings, the adoption of this ASU will have no impact on the Corporation’s statements of income and condition

ASU 2010-20

ASU 20100-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, will help investors assess the credit risk of a company’s receivables portfolio and the adequacy of its allowance for credit losses held against the portfolios by expanding credit risk disclosures.

This ASU requires more information about the credit quality of financing receivables in the disclosures to financial statements, such as aging information and credit quality indicators. Both new and existing disclosures must be disaggregated by portfolio segment or class. The disaggregation of information is based on how a company develops its allowance for credit losses and how it manages its credit exposure.

The amendments in this Update apply to all public and nonpublic entities with financing receivables. Financing receivables include loans and trade accounts receivable. However, short-term trade accounts receivable, receivables measured at fair value or lower of cost or fair value, and debt securities are exempt from these disclosure amendments.

The effective date of ASU 2010-20 differs for public and nonpublic companies. For public companies, the amendments that require disclosures as of the end of a reporting period are effective for periods ending on or after December 15, 2010. The amendments that require disclosures about activity that occurs during a reporting period are effective for periods beginning on or after December 15, 2010. For nonpublic companies, the amendments are effective for annual reporting periods ending on or after December 15, 2011. The Corporation adopted the ASU as required. The adoption had no impact on the Corporation’s statements of income and financial condition.

CENTER BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 — Cash and Due from Banks

The subsidiary bank, Union Center National Bank, maintained cash balances reserved to meet regulatory requirements of the Federal Reserve Board of approximately $4,248,000 and $4,050,000 at December 31, 2010 and 2009, respectively.

Note 4 — Investment Securities

The following tables present information related to the Corporation’s portfolio of securities available-for-sale at December 31, 2010 and 2009.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	December 31, 2010
	(Dollars in Thousands)
Securities Available-for-Sale:
U.S. Treasury and agency securities	$7,123	$—	$(128)	$6,995
Federal agency obligations	68,051	1,071	(641)	68,481
Mortgage-backed securities	180,037	115	(2,419)	177,733
Obligations of U.S. states and political subdivisions	38,312	1	(1,088)	37,225
Trust preferred securities	21,222	26	(2,517)	18,731
Corporate bonds and notes	63,047	—	(1,613)	61,434
Collateralized mortgage obligations	3,941	—	(1,213)	2,728
Equity securities	5,135	—	(382)	4,753
Total	$386,868	$1,213	$(10,001)	$378,080

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	December 31, 2009
	(Dollars in Thousands)
Securities Available-for-Sale:
U.S. Treasury and agency securities	$2,089	$—	$—	$2,089
Federal agency obligations	129,672	538	(1,845)	128,365
Mortgage backed securities	86,968	54	(802)	86,220
Obligations of U.S. states and political subdivisions	19,688	77	(484)	19,281
Trust preferred securities	34,404	113	(7,802)	26,715
Corporate bonds and notes	23,680	76	(1,101)	22,655
Collateralized mortgage obligations	9,637	—	(2,371)	7,266
Equity securities	5,936	42	(445)	5,533
Total	$312,074	$900	$(14,850)	$298,124

All of the Corporation’s investment securities are classified as available-for-sale at December 31, 2010 and 2009. The available-for-sale securities are reported at fair value with unrealized gains or losses included in equity, net of taxes. Accordingly, the carrying value of such securities reflects their fair value at the balance sheet date. Fair value is based upon either quoted market prices, or in certain cases where there is limited activity in the market for a particular instrument, assumptions are made to determine their fair value. See Note 18 of the Notes to Consolidated Financial Statements for a further discussion.

CENTER BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 — Investment Securities  – (continued)

The following table presents information for investments in securities available-for-sale at December 31, 2010, based on scheduled maturities. Actual maturities can be expected to differ from scheduled maturities due to prepayment or early call options of the issuer.

	Available-for-Sale
	Amortized Cost	Fair Value
	(Dollars in Thousands)
Due in one year or less	$1,503	$1,500
Due after one year through five years	19,185	18,810
Due after five years through ten years	68,277	66,502
Due after ten years	112,731	108,782
Mortgage-backed securities without stated maturities	180,037	177,733
Equity securities	5,135	4,753
Total investment securities	$386,868	$378,080

During 2010, securities sold from the Corporation’s available-for-sale portfolio amounted to approximately $644.1 million. The gross realized gains on securities sold amounted to approximately $4,872,000, while the gross realized losses amounted to approximately $635,000 in 2010. During 2010, the Corporation recorded a $3.0 million other-than-temporary impairment charge on its trust preferred securities, $1.8 million on two pooled trust preferred securities, $360,000 in a variable rate private label CMO and $398,000 on principal losses on a variable rate private label CMO. During 2009, securities sold from the Corporation’s available-for-sale portfolio amounted to approximately $665.8 million. The gross realized gains on securities sold amounted to approximately $5,897,000, while the gross realized losses amounted to approximately $1,168,000 in 2009. During 2009, the Corporation recorded a $140,000 other-than-temporary impairment charge on its Lehman Brothers corporate bond, $3,433,000 on two pooled trust preferred securities, $188,000 on a variable rate private label CMO, $364,000 on charge to earnings relating to the court ordered liquidation of the Reserve Primary Fund, and $113,000 of write-downs relating to a single equity holding in bank stocks.

Other-than-Temporarily Impaired Investments

Summary of Other-than-Temporary Impairment Charges

	Years Ended December 31,
	2010	2009	2008
	(Dollars in Thousands)
Equity securities	$—	$113	$461
Debt securities	5,576	4,125	1,300
Total other-than-temporary impairment charges	$5,576	$4,238	$1,761

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

The following table presents detailed information for each trust preferred security held by the Corporation which has at least one rating below investment grade at December 31, 2010.

Deal Name	Single Issuer or Pooled	Class/ Tranche	Amortized Cost	Fair Value	Gross Unrealized Gain (Loss)	Lowest Credit Rating Assigned	Number of Banks Currently Performing	Deferrals and Defaults as % of Original Collateral	Expected Deferral/Defaults as % of Remaining Performing Collateral
	(Dollars in Thousands)
Countrywide Capital IV	Single	—	$1,769	$1,688	$(81)	BB+	1	None	None
Countrywide Capital V	Single	—	2,747	2,691	(56)	BB+	1	None	None
Countrywide Capital V	Single	—	250	244	(6)	BB+	1	None	None
NPB Capital Trust II	Single	—	873	875	2	NR	1	None	None
Citigroup Cap IX	Single	—	991	892	(99)	BB+	1	None	None
Citigroup Cap IX	Single	—	1,903	1,721	(182)	BB+	1	None	None
Citigroup Cap XI	Single	—	245	242	(3)	BB+	1	None	None
BAC Capital Trust X	Single	—	2,500	2,205	(295)	NR	1	None	None
Nationsbank Cap Trust III	Single	—	1,569	1,116	(453)	BB+	1	None	None
Morgan Stanley Cap Trust IV	Single	—	2,500	2,260	(240)	BB+	1	None	None
Morgan Stanley Cap Trust IV	Single	—	1,741	1,581	(160)	BB+	1	None	None
Saturns – GS 2004-06	Single	—	242	229	(13)	BBB-	1	None	None
Saturns – GS 2004-06	Single	—	312	296	(16)	BBB-	1	None	None
Saturns – GS 2004-04	Single	—	778	731	(47)	BBB-	1	None	None
Saturns – GS 2004-04	Single	—	22	20	(2)	BBB-	1	None	None
USB Capital VII	Single	—	1,213	1,230	17	BBB+	1	None	None
USB Capital VII	Single	—	561	568	7	BBB+	1	None	None
ALESCO Preferred Funding VI	Pooled	C2	227	19	(208)	Ca	44 of 67	36.4%	41.3%
ALESCO Preferred Funding VII	Pooled	C1	779	123	(656)	Ca	61 of 79	26.8%	42.6%

The Corporation owns two pooled trust preferred securities (“Pooled TRUPS”), which consists of securities issued by financial institutions and insurances companies and the Corporation holds the mezzanine tranche of such securities. Senior tranches generally are protected from defaults by over-collateralization and cash flow default protection provided by subordinated tranches, with senior tranches having the greatest protection and mezzanine tranches subordinated to the senior tranches. Our analysis of these Pooled TRUPS falls within the scope of EITF 99-20, ASC 320-40 and uses a discounted cash flow model to determine the

CENTER BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 — Investment Securities  – (continued)

total OTTI loss. The model considers the structure and term and the financial condition of the underlying issuers. Specifically, the model details interest rates, principal balances of note classes and underlying issuers and the allocation of the payments to the note classes according to a priority of payments specified in the offering circular and indenture. The current estimate of expected cash flows is based on the most recent trustee reports and other relevant market information including announcements of interest payment deferrals or defaults of underlying trust preferred securities. Assumptions used in the model include defaults rates, default rate timing profile and recovery rates. We assume no prepayments as these Pooled TRUPS were issued at comparatively tight spreads and as such, there is little incentive if any to prepay.

One of the Pooled TRUPS, ALESCO 6, has incurred its seventh interruption of cash flow payments to date. Management reviewed the expected cash flow analysis and credit support to determine if it was probable that all principal and interest would be repaid, and recorded a $33,000 other-than-temporary impairment charge for the three months ended December 31, 2010 and $500,000 for the twelve months ended December 31, 2010, which represents 15.6 percent of the par amount of $3.2 million. The new cost basis for this security has been written down to $228,000. The other Pooled TRUP, ALESCO 7 incurred its fifth interruption of cash flow payments to date. Management determined that an other-than-temporary impairment exists on this security as well and recorded a $677,000 charge during the fourth quarter of 2010, and $1.3 million for the twelve months ended December 31, 2010 which represents 41.9 percent of the par amount of $3.1 million. The new cost basis for this security has been written down to $800,000.

Credit Loss Portion of OTTI Recognized in Earning on Debt Securities

	Years Ended December 31,
	2010	2009
	(Dollars in Thousands)
Balance of credit-related OTTI at January 1,	$3,621	$—
Addition:
Credit losses for which other-than-temporary impairment was not previously recognized	5,576	3,761
Reduction:
Credit losses for securities sold during the period	(3,000)	(140)
Balance of credit-related OTTI at December 31,	$6,197	$3,621

The Corporation owns three variable rate private label collateralized mortgage obligations (CMOs), which were also evaluated for impairment. The Variable Rate Collateralized Mortgage Obligations were originally issued in 2006 and are 30 year Adjustable Rate Mortgage loans secured by a first lien, fully amortizing one-to-four residential mortgage loans. The tranche purchased was a Super Senior with an original credit rating of AAA/AAA. The top five states geographic concentration comprised in the deal were California 18.2 percent, Arizona 10.5 percent, Virginia 6.1 percent, Florida 6.5 percent and Nevada 6.3 percent. No one state exceeded a 25 percent concentration. These states have been heavily impacted by the financial crises and as such have sustained heavy delinquencies affecting the credit rating of the security. Management had applied aggressive default rates to identify if any credit impairment exists, as these bonds were downgraded to below investment grade. The Corporation recorded $398,000 in principal losses on these bonds in 2010, and expects additional losses in future periods. As such, management determined that an other-than-temporary impairment charge exists and recorded a $360,000 write down to the bonds, which represents 8.0 percent of the par amount of $4.5 million. The new cost basis for these securities has been written down to $3.9 million.

CENTER BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 — Investment Securities  – (continued)

At December 31, 2010, excess subordination as a percentage of remaining performing collateral for the ALESCO Preferred Funding VI and VII investments were -36.6 percent and -21.1 percent, respectively. Excess subordination is the amount of performing collateral above the amount of outstanding collateral underlying each class of the security. The Excess Subordination as a Percent of Remaining Performing Collateral reflects the difference between the performing collateral and the collateral underlying each security divided by the performing collateral. A negative number results when the paying collateral is less than the collateral underlying each class of the security. A low or negative number decreases the likelihood of full repayment of principal and interest accordingly to original contractual terms.

During 2010, the Corporation did not record other-than-temporary impairment charges relating to equity holdings in bank stocks.

The Corporation’s investment portfolio also consists of overnight investments that were made into the Reserve Primary Fund (the “Fund”), a money market fund registered with the Securities and Exchange Commission as an investment company under the Investment Company Act of 1940. On September 22, 2008, the Fund announced that redemptions of shares of the Fund were suspended pursuant to an SEC order so that an orderly liquidation could be effected for the protection of the Fund’s investors. Through December 31, 2009, the Corporation has received five distributions from the Fund, totaling approximately 92 percent of its outstanding balance, leaving a remaining outstanding balance in the Fund of $2.943 million. On January 29, 2010, as part of the court order liquidation of the Fund, the Corporation received a sixth distribution or $2.446 million, bringing total distributions to date to approximately 99 percent. During the fourth quarter of 2009, the Corporation recorded a $364,000, or approximately 1 percent, other-than-temporary impairment charge to earnings relating to this court order liquidation of the Fund. The Corporation’s outstanding carrying balance in the Fund as of January 31, 2010 totaled $133,000. The Corporation’s outstanding carrying balance in the Fund as of December 31, 2010 was zero and recording to earnings approximately $30,000 as partial recovery of the OTTI charge. Future liquidation distributions received by the Corporation, if any, will be recorded to earnings.

During 2010, securities sold from the Corporation’s available-for-sale portfolio amounted to approximately $644.1 million. The gross realized gains on securities sold amounted to approximately $4,872,000, while the gross realized losses amounted to approximately $635,000 in 2010. During 2010, the Corporation recorded a $3.0 million other-than-temporary impairment charge on its trust preferred securities, $1.8 million on two pooled trust preferred securities, $360,000 in a variable rate private label CMO and $398,000 on principal losses on a variable rate private label CMO. During 2009, securities sold from the Corporation’s available-for-sale portfolio amounted to approximately $665.8 million. The gross realized gains on securities sold amounted to approximately $5,897,000, while the gross realized losses amounted to approximately $1,168,000 in 2009. During 2009, the Corporation recorded a $140,000 other-than-temporary impairment charge on its Lehman Brothers corporate bond, $3,433,000 on two pooled trust preferred securities, $188,000 on a variable rate private label CMO, $364,000 on charge to earnings relating to the court ordered liquidation of the Reserve Primary Fund, and $113,000 of write-downs relating to a single equity holding in bank stocks.

During the third quarter of 2008, the Corporation recognized a $1.2 million other-than-temporary impairment charge on a Lehman Brothers corporate bond, sold in 2009, as a result of Lehman Brothers’ September bankruptcy filing. The Corporation deemed it prudent to mark the security down to what the Corporation believes it would receive from the bankruptcy proceedings as opposed to an attempted sale into an illiquid market. During the fourth quarter, the Corporation took an additional impairment charge of $100,000 on the same bond. The Corporation filed its claims under the Bankruptcy and received notification that Lehman will be afforded a longer time for liquidation than originally announced in order to maximize value returns on the sold assets. Management will continue to monitor the liquidation process, re-test values during that period and adjust carrying value if necessary.

CENTER BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 — Investment Securities  – (continued)

During 2008, the Corporation recorded $461,000 of other-than-temporary impairment charges relating to three equity holdings in bank stocks. These equities were written down to fair value.

Temporarily Impaired Investments

For all other securities, the Corporation does not believe that the unrealized losses, which were comprised of 115 investment securities as of December 31, 2010, represent an other-than-temporary impairment. The gross unrealized losses associated with U.S. Treasury and Agency securities and Federal agency obligations, mortgage-backed securities, corporate bonds and tax-exempt securities are not considered to be other than temporary because their unrealized losses are related to changes in interest rates and do not affect the expected cash flows of the underlying collateral or issuer.

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

The Corporation evaluates all securities with unrealized losses quarterly to determine whether the loss is other than temporary. Unrealized losses in the mortgage-backed securities category consist primarily of U.S. agency and private issue collateralized mortgage obligations. Unrealized losses in the corporate debt securities category consist of single name corporate trust preferred securities, pooled trust preferred securities and corporate debt securities issued by large financial institutions. The decline in fair value is due in large part to the lack of an active trading market for these securities, changes in market credit spreads and rating agency downgrades. For collateralized mortgage obligations, management reviewed expected cash flows and credit support to determine if it was probable that all principal and interest would be repaid. None of the corporate issuers have defaulted on interest payments. Management concluded that these securities, other than the previously mentioned two Pooled TRUPS, two private label CMOs, one equity holding and its investment in the Primary Reserve Funds, were not other-than-temporarily impaired at December 31, 2010. Future deterioration in the cash flow on collateralized mortgage obligations or the credit quality of these large financial institution issuers of corporate debt securities could result in impairment charges in the future.

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

CENTER BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 — Investment Securities  – (continued)

The following tables indicate gross unrealized losses not recognized in income and fair value, aggregated by investment category and the length of time individual securities have been in a continuous unrealized loss position at December 31, 2010 and December 31, 2009:

	December 31, 2010
	Total		Less Than 12 Months		12 Months or Longer
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in Thousands)
Available-for-Sale:
U.S. Treasury and agency securities	$6,995	$(128)	$6,995	$(128)	$—	$—
Federal agency obligations	35,799	(641)	32,113	(622)	3,686	(19)
Mortgage-backed securities	166,820	(2,419)	166,820	(2,419)	—	—
Obligations of U.S. states and political subdivisions	19,699	(1,088)	19,699	(1,088)	—	—
Trust preferred securities	16,058	(2,517)	—	—	16,058	(2,517)
Corporate bonds and notes	61,434	(1,613)	52,985	(1,175)	8,449	(438)
Collateralized mortgage obligations	2,728	(1,213)	—	—	2,728	(1,213)
Equity securities	4,653	(382)	3,427	(73)	1,226	(309)
Total Temporarily Impaired Securities	$314,186	$(10,001)	$282,039	$(5,505)	$32,147	$(4,496)

	December 31, 2009
	Total		Less than 12 Months		12 Months or Longer
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in Thousands)
Available-for-Sale:
U.S. Treasury and agency securities	—	—	—	—	—	—
Federal agency obligations	$72,801	$(1,845)	$72,699	$(1,844)	$102	$(1)
Mortgage backed securities	47,703	(802)	47,703	(802)	—	—
Obligations of U.S. states and political subdivisions	7,181	(484)	6,297	(458)	884	(26)
Trust preferred securities	25,253	(7,802)	3,717	(1,234)	21,536	(6,568)
Corporate bonds & notes	19,803	(1,101)	11,864	(55)	(7,939)	(1,046)
Collateralized mortgage obligations	3,012	(2,371)	—	—	3,012	(2,371)
Equity securities	1,317	(445)	—	—	1,317	(445)
Total temporarily impaired securities	$177,070	$(14,850)	$142,280	$(4,393)	$34,790	$(10,457)

Investment securities having a carrying value of approximately $125.6 million and $185.9 million at December 31, 2010 and 2009, respectively, were pledged to secure public deposits, short-term borrowings, and FHLB advances and for other purposes required or permitted by law.

CENTER BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 — Loans and the Allowance for Loan Losses

The following table sets forth the composition of the Corporation’s loan portfolio including net deferred fees and costs, at December 31, 2010 and 2009, respectively:

	2010	2009
	(Dollars in Thousands)
Commercial and industrial	$121,034	$117,912
Commercial real estate	372,001	358,957
Construction	49,744	51,099
Residential mortgage	165,154	191,199
Installment	511	439
Total loans	$708,444	$719,606

Included in the loan balances above are net deferred loan costs of $258,000 and $391,000 at December 31, 2010 and 2009, respectively.

At December 31, 2010 and 2009, loans to officers and directors aggregated approximately $5,456,000 and $9,006,000, respectively. During the year ended December 31, 2010, the Corporation made new loans to officers and directors in the amount of $197,000; payments by such persons during 2010 aggregated $3,748,000.

Management is of the opinion that the above loans were made on the same terms and conditions as those prevailing for comparable transactions with non-related borrowers.

At December 31, 2010 and 2009 loan balances of approximately $435.9 million and $217.4 million were pledged to secure short term borrowings from the Federal Reserve Bank of New York and Federal Home Loan Bank Advances.

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

At December 31, 2010, the net investment in direct financing lease consists of a minimum lease receivable of $5,026,000 and unearned interest income of $1,317,000, for a net investment in direct financing lease of $3,709,000. The net investment in direct financing lease is carried as a component of loans in the Corporation’s consolidated statements of condition.

Minimum future lease receipts of the direct financing lease are as follows:

(Dollars in thousands)
For years ending December 31,
2011	$156
2012	171
2013	216
2014	216
2015	261
Thereafter	2,689
Total minimum future lease receipts	$3,709

CENTER BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 — Loans and the Allowance for Loan Losses  – (continued)

The following table presents information about loan receivables on non accrual status at December 31, 2010:

Loans Receivable on Non Accrual Status

December 31, 2010
(Dollars in Thousands)
Commercial and Industrial	$456
Commercial Real Estate	3,563
Construction	5,865
Residential Mortgage	1,290
Total loans receivable on non accrual status	$11,174

The Corporation continuously monitors the credit quality of its loans receivable. In addition to the internal staff, the Corporation utilizes the services of a third party loan review firm to rate the credit quality of its loans receivable. Credit quality is monitored by reviewing certain credit quality indicators. Assets classified “Pass” are deemed to possess average to superior credit quality, requiring no more than normal attention. Assets classified as “Special Mention” have generally acceptable credit quality yet possess higher risk characteristics/circumstances than satisfactory assets. Such conditions include strained liquidity, slow pay, stale financial statements, or other conditions that require more stringent attention from the lending staff. These conditions, if not corrected, may weaken the loan quality or inadequately protect the Corporation’s credit position at some future date. Assets are classified “Substandard” if the asset has a well defined weakness that requires management’s attention to a greater degree than for loans classified special mention. Such weakness, if left uncorrected, could possibly result in the compromised ability of the loan to perform to contractual requirements. An asset is classified as “Doubtful” if it is inadequately protected by the net worth and/or paying capacity of the obligor or of the collateral, if any, that secures the obligation. Assets classified as doubtful include assets for which there is a “distinct possibility” that a degree of loss will occur if the inadequacies are not corrected. All loans past due 90 days or more and all impaired loans are included in the appropriate category below. The following table presents information about the loan credit quality at December 31, 2010:

Credit Quality Indicators

	December 31, 2010
	(Dollars in Thousands)
	Pass	Special Mention	Substandard	Doubtful	Total
Commercial and industrial	$116,741	$1,929	$2,364	$—	$121,034
Commercial real estate	345,096	15,383	11,522	—	372,001
Construction	43,879	—	3,588	2,277	49,744
Residential mortgage	161,558	—	3,596	—	165,154
Installment	511	—	—	—	511
Total loans	$667,785	$17,312	$21,070	$2,277	$708,444

CENTER BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 — Loans and the Allowance for Loan Losses  – (continued)

The following table provides an analysis of the impaired loans at December 31, 2010:

Impaired Loans

	December 31, 2010
	(Dollars in Thousands)
No Related Allowance Recorded	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Commercial and industrial	$1,364	$1,908	$—	$1,933	$87
Commercial real estate	3,984	4,625	—	4,274	78
Construction	5,865	8,642	—	6,855	112
Residential mortgage	1,462	1,765	—	1,711	27
Total	$12,675	$16,940	$—	$14,773	$304

With An Allowance Recorded	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Commercial real estate	$4,180	$4,180	$618	$4,181	$204
Residential mortgage	1,354	1,354	21	1,356	76
Total	$5,534	$5,534	$639	$5,537	$280

Total
Commercial and industrial	$1,364	$1,908	$—	$1,933	$87
Commercial real estate	8,164	8,805	618	8,455	282
Construction	5,865	8,642	—	6,855	112
Residential mortgage	2,816	3,119	21	3,067	103
Total (including related allowance)	$18,209	$22,474	$639	$20,310	$584

The Corporation defines an impaired loan as a loan for which it is probable, based on information available at the determination date, that the Corporation will not collect all amounts due under the contractual terms of the loan. At December 31, 2010 impaired loans were primarily collateral dependent, and totaled $18.2 million. Specific allowance for loan loss of $639,000 was assigned to impaired loans of $5.5 million. Loans in the amount of $12.7 million had no specific allowance allocation.

Loans are considered to have been modified in a troubled debt restructuring when due to a borrower’s financial difficulties, the Corporation makes certain concessions to the borrower that it would not otherwise consider. Modifications may include interest rate reductions, principal or interest forgiveness, forbearance, and other actions intended to minimize economic loss and to avoid foreclosure or repossession of collateral. Generally, a non-accrual loan that has been modified in a troubled debt restructuring remains on non-accrual status for a period of six months to demonstrate that the borrower is able to meet the terms of the modified loan. However, performance prior to the modification, or significant events that coincide with the modification, are included in assessing whether the borrower can meet the new terms and may result in the loan being returned to accrual status at the time of loan modification or after a shorter performance period. If the borrower’s ability to meet the revised payment schedule is uncertain, the loan remains on non-accrual status. Included in impaired loans at December 31, 2010 are $7.0 million in loans that are deemed troubled debt restructurings. These loans are performing under the restructured terms and are accruing interest.

CENTER BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 — Loans and the Allowance for Loan Losses  – (continued)

The following table provides an analysis of the age of loans that are past due at December 31, 2010:

Aging Analysis

	December 31, 2010
	(Dollars in Thousands)
	30 – 59 Days Past Due	60 – 89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Loans Receivable > 90 Days And Accruing
Commercial and Industrial	$1,509	$476	$456	$2,441	$118,593	$121,034	$—
Commercial Real Estate	4,290	2,229	3,563	10,082	361,919	372,001	—
Construction	170	449	5,865	6,484	43,260	49,744	—
Residential Mortgage	1,814	309	2,004	4,127	161,027	165,154	714
Installment	9	—	—	9	502	511	—
Total	$7,792	$3,463	$11,888	$23,143	$685,301	$708,444	$714

The following table details the amount of loans receivable that are evaluated individually, and collectively, for impairment, and the related portion of the allowance for loan loss that is allocated to each loan portfolio segment:

Allowance for loan and lease losses

	December 31, 2010
	(Dollars in Thousands)
	C & I	Comm R/E	Construction	Res Mtge	Installment	Unallocated	Total
Allowance for loan and lease losses:
Individually evaluated for impairment	$—	$618	$—	$21	$—	$—	$639
Collectively evaluated for impairment	1,272	5,097	551	1,017	52	239	8,228
Total	$1,272	$5,715	$551	$1,038	$52	$239	$8,867
Loans Receivable
Individually evaluated for impairment	$2,748	$11,960	$5,865	$1,354	$—	$—	$21,927
Collectively evaluated for impairment	118,286	360,041	43,879	163,800	511	—	686,517
Total	$121,034	$372,001	$49,744	$165,154	$511	$—	$708,444

The Corporation’s allowance for loan losses is analyzed quarterly and many factors are considered, including growth in the portfolio, delinquencies, nonaccrual loan levels, and other factors inherent in the extension of credit. There have been no material changes to the allowance for loan loss methodology as disclosed in the Corporation’s previous Annual Reports.

CENTER BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 — Loans and the Allowance for Loan Losses  – (continued)

A summary of the activity in the allowance for loan losses is as follows:

	2010	2009	2008
	(Dollars in Thousands)
Balance at the beginning of year	$8,711	$6,254	$5,163
Provision for loan losses	5,076	4,597	1,561
Loans charged-off	(4,940)	(2,152)	(499)
Recoveries on loans previously charged-off	20	12	29
Balance at the end of year	$8,867	$8,711	$6,254

The amount of interest income that would have been recorded on non-accrual loans in 2010, 2009 and 2008 had payments remained in accordance with the original contractual terms was $598,000, $431,000 and $37,000, respectively.

At December 31, 2010, total impaired loans were approximately $18,209,000 as compared to $12,211,000 at December 31, 2009. The amount of related valuation allowances was $639,000 at December 31, 2010 and $1,565,000 at December 31, 2009. Impaired loans with a specific reserve of $639,000 amounted to $5,534,000 while $12,675,000 of impaired loans had no specific reserves. At December 31, 2009, the amount of impaired loans with specific reserves was $6,756,000 while $5,455,000 of impaired loans had no specific reserves. The Corporation’s total average impaired loans were $20,310,000 during 2010, $6,253,000 during 2009, and $525,000 during 2008.

At December 31, 2010, there were no commitments to lend additional funds to borrowers whose loans were non-accrual or contractually past due in excess of 90 days and still accruing interest.

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

Note 6 — Premises and Equipment

Premises and equipment are summarized as follows:

	Estimated Useful Life (Years)	2010	2009
	(Dollars in Thousands)
Land		$2,403	$3,447
Buildings	5 – 40	12,656	16,200
Furniture, fixtures and equipment	2 – 20	15,929	16,222
Leasehold improvements	5 – 30	1,839	1,839
Subtotal		32,827	37,708
Less: accumulated depreciation and amortization		19,890	19,848
Total premises and equipment, net		$12,937	$17,860

Depreciation and amortization expense of premises and equipment for the three years ended December 31, amounted to $1,096,000 in 2010, $1,369,000 in 2009 and $1,738,000 in 2008, respectively.

CENTER BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 — Goodwill and Other Intangible Assets

Goodwill

Goodwill allocated to the Corporation as of December 31, 2010 and 2009 was $16,804,000. There were no changes in the carrying amount of goodwill during the fiscal years ended December 31, 2010 and 2009.

The table below provides information regarding the carrying amounts and accumulated amortization of amortized intangible assets as of the dates set forth below.

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Dollars in Thousands)
As of December 31, 2010:
Core deposits	$703	$(548)	$155
Total intangible assets	703	(548)	155
As of December 31, 2009:
Core deposits	$703	$(479)	$224
Total intangible assets	703	(479)	224

The current year and estimated future amortization expense for amortized intangible assets was $69,000 for 2010 and $56,000, $44,000, $31,000, $18,000 and $5,000, respectively, for the subsequent five-year periods of 2011, 2012, 2013, 2014 and 2015.

Note 8 — Deposits

The table below provides information regarding the aggregate amount and maturity of time certificates of deposit of $100,000 or more as of December 31, 2010.

Amount
(Dollars in Thousands)
Due in one year or less	$107,115
Due in 2012	9,783
Due in 2013	2,753
Due in 2014	—
Total certificates of deposit $100,000 or more	$119,651

Note 9 — Borrowed Funds:

Short-term borrowings at December 31, 2010 and 2009 consisted of the following:

	2010	2009
	(Dollars in Thousands)
Securities sold under agreements to repurchase	$28,855	$46,109
Federal funds purchased and FHLB short-term advances	13,000	—
Total short-term borrowings	$41,855	$46,109

The weighted average interest rates for short-term borrowings at December 31, 2010 and 2009 were 0.27 percent and 0.97 percent, respectively.

CENTER BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 — Borrowed Funds:  – (continued)

Long-term borrowings at December 31, 2010 and 2009 consisted of the following:

	2010	2009
	(Dollars in Thousands)
FHLB long-term advances	$130,000	$170,144
Securities sold under agreements to repurchase	41,000	53,000
Total long-term borrowings	$171,000	$223,144

Securities sold under agreements to repurchase had average balances of $86.1 million and $87.9 million for the years ended December 31, 2010 and 2009, respectively. The maximum amount outstanding at any month end during 2010 and 2009 was $95.9 million and $111.5 million, respectively. The average interest rate paid on securities sold under agreements to repurchase were 2.97 percent and 3.52 percent for the years ended December 31, 2010 and 2009, respectively. Overnight federal funds purchased averaged $0.4 million during 2010 as compared to $0.5 million during 2009.

The weighted average interest rates on long term borrowings at December 31, 2010 and 2009 were 4.02 percent and 4.36 percent, respectively. The maximum amount outstanding at any month-end during 2010 and 2009 was $223.1 million and $223.3 million, respectively. The average interest rates paid on Federal Home Loan Bank advances were 3.95 percent and 4.09 percent for the years ended December 31, 2010 and 2009, respectively.

At December 31, 2010 and 2009, advances from the Federal Home Loan Bank of New York (“FHLB”) amounted to $130.0 million and $170.1 million, respectively. The FHLB advances had a weighted average interest rate of 3.61 percent and 4.09 percent at December 31, 2010 and 2009, respectively. These advances are secured by pledges of FHLB stock, 1 – 4 family residential mortgages, commercial real estate mortgages and U.S. Government and Federal Agency obligations. The advances are subject to quarterly call provisions at the discretion of the FHLB and at December 31, 2010 and 2009, are contractually scheduled for repayment as follows:

(Dollars in Thousands)	2010	2009
2010	$—	$40,144
2011	10,000	10,000
2013	5,000	5,000
2016	20,000	20,000
2017	55,000	55,000
2018	40,000	40,000
Total	$130,000	170,144

The securities sold under repurchase agreements to other counterparties included in long-term debt totaled $41.0 million at December 31, 2010 and $53.0 million at December 31, 2009. The weighted average rate at December 31, 2010 and 2009 was 5.31 percent and 5.23 percent, respectively. The schedule for contractual repayment is as follows:

(Dollars in Thousands)	2010	2009
2011	$—	$12,000
2015	10,000	10,000
2017	15,000	15,000
2018	16,000	16,000
Total	$41,000	$53,000

CENTER BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10 — Subordinated Debentures:

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

The following table summarizes the mandatory redeemable trust preferred securities of the Corporation’s Statutory Trust II at December 31, 2010.

Issuance Date	Securities Issued	Liquidation Value	Coupon Rate	Maturity	Redeemable by Issuer Beginning
12/19/03	$5,000,000	$1,000 per Capital Security	Floating 3-month LIBOR + 285 Basis Points	01/23/2034	01/23/2009

Note 11 — Income Taxes

The current and deferred amounts of income tax expense for the years ended December 31, 2010, 2009 and 2008, respectively, are as follows:

	2010	2009	2008
	(Dollars in Thousands)
Current:
Federal	$(27)	$(19)	$104
State	198	146	242
Subtotal	171	127	346
Deferred:
Federal	(191)	824	1,184
State	242	(5)	37
Subtotal	51	819	1,221
Income tax expense	$222	$946	$1,567

Reconciliation between the amount of reported income tax expense and the amount computed by applying the statutory Federal income tax rate is as follows:

	2010	2009	2008
	(Dollars in Thousands)
Income before income tax expense	$7,226	$4,717	$7,409
Federal statutory rate	34%	34%	34%
Computed “expected” Federal income tax expense	2,457	1,604	2,519
State tax, net of Federal tax benefit	291	93	184
Bank owned life insurance	(417)	(393)	(409)
Tax-exempt interest and dividends	(75)	(334)	(798)
Tax on Bank Owned Life Insurance policy surrender gain	539	—	—
Reversal of unrealized tax benefit & interest	(2,551)	—	—
Other, net	(22)	(24)	71
Income tax expense	$222	$946	$1,567

CENTER BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11 — Income Taxes  – (continued)

The decreased tax rate resulted in part from the measurement and reassessment of the technical merits which led the Corporation to conclude that its position of the recognition of $2.6 million on a previously unrecognized tax benefit was sustainable. This in turn resulted in recognition of tax benefits previously unrecognized due to changes in the Corporation’s business entity structure during 2007 and into 2008 offset by a higher proportion of taxable income versus tax-exempt income in 2010 versus 2009. The decreased tax rate benefit was offset, in part, due to the surrender of Bank Owned Life Insurance Policies resulting in a $633,000 in income tax expense in 2010.

The tax effects of temporary differences that give rise to significant portions of the deferred tax asset and deferred tax liability at December 31, 2010 and 2009 are presented on the next page:

	2010	2009
	(Dollars in Thousands)
Deferred tax assets:
Impaired assets	$2,621	$1,661
Allowance for loan losses	3,358	3,296
Employee benefit plans	59	54
Unrealized loss on securities available-for-sale and tax benefits related to FASB ASC 715-10	5,028	7,088
Other	656	507
Federal NOL and AMT Credits	3,874	4,777
NJ NOL and AMA credits	1,471	1,866
Total deferred tax assets	$17,067	$19,249
Deferred tax liabilities:
Depreciation	$298	$243
Market discount accretion	29	61
Deferred loan costs, net of fees	435	502
Purchase accounting	62	89
Total deferred tax liabilities	824	895
Net deferred tax asset	$16,243	$18,354

Based on the Corporation’s historical and current taxable income and the projected future taxable income, management believes it is more likely than not that the Corporation will realize the benefit of the net deductible temporary differences existing at December 31, 2010 and 2009, respectively.

At December 31, 2010, the Corporation has no federal income tax loss carry forwards, and has state income tax loss carry forwards of approximately $21.2 million, which have expirations beginning in the year 2013.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependant upon the generation of future taxable income during periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, the projected future taxable income, and tax planning strategies in making this assessment. During 2010 and 2009, based on the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, the Corporation believes the net deferred tax assets are more likely than not to be realized.

The Corporation’s federal income tax returns are open and subject to examination from the 2007 tax return year and forward. The Corporation’s state income tax returns are generally open from the 2007 and later tax return years based on individual state statute of limitations.

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

The following table provides a summary of financial instruments with off-balance sheet risk at December 31, 2010 and 2009:

	2010	2009
	(Dollars in Thousands)
Commitments under commercial loans and lines of credit	$77,786	$70,076
Home equity and other revolving lines of credit	50,131	54,572
Outstanding commercial mortgage loan commitments	32,554	33,659
Standby letters of credit	2,225	1,676
Performance letters of credit	12,019	11,466
Outstanding residential mortgage loan commitments	250	4,153
Overdraft protection lines	4,898	5,058
Other consumer	—	11
Total	$179,863	$180,671

Other expenses include rentals for premises and equipment of $692,000 in 2010, $704,000 in 2009 and $1,092,000 in 2008. At December 31, 2010, the Corporation was obligated under a number of non-cancelable leases for premises and equipment, many of which provide for increased rentals based upon increases in real estate taxes and the cost of living index. These leases, most of which have renewal provisions, are principally operating leases. Minimum rentals under the terms of these leases for the years 2011 through 2015 are $607,000, $625,000, $500,000, and $533,000 and 538,000, respectively. Minimum rentals due 2016 and after are $4,319,000.

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

Federal Deposit Insurance Corporation (“FDIC”) and the Board of Governors of the Federal Reserve System (“FRB”) regulations require banks to maintain minimum levels of regulatory capital. Under the regulations in effect at December 31, 2010, the Bank was required to maintain (i) a minimum leverage ratio of Tier I capital to total adjusted assets of 4.00 percent, and (ii) minimum ratios of Tier I and total capital to risk-weighted assets of 4.00 percent and 8.00 percent, respectively.

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

The foregoing capital ratios are based in part on specific quantitative measures of assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by the regulators about capital components, risk weightings and other factors. The Comptroller of the Currency (“OCC”) has established higher minimum capital ratios for the Bank effective as of December 31, 2009: Tier 1 Risk-Based Capital of 10.0 percent, Total Risk-Based Capital of 12.0 percent and Tier 1 Leverage Capital of 8.0 percent. Similar categories apply to bank holding companies. At December 31, 2010, the Bank’s capital ratios were all above the minimum levels required.

At December 31, 2010, management believes that the Bank and the Parent Corporation met all capital adequacy requirements to which they are subject.

CENTER BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13 — Stockholders’ Equity and Regulatory Requirements  – (continued)

The following is a summary of the Bank’s and the Parent Corporation’s actual capital amounts and ratios as of December 31, 2010 and 2009, compared to the FRB and FDIC minimum capital adequacy requirements and the FRB and FDIC requirements for classification as a well-capitalized institution.

	Union Center National Bank		Minimum Capital Adequacy		For Classification Under Corrective Action Plan as Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
December 31, 2010 Leverage (Tier 1) capital	$112,601	9.56%	$48,088	4.00%	$59,262	5.00%
Risk-Based Capital:
Tier 1	$112,601	12.83%	$35,116	4.00%	$52,674	6.00%
Total	121,468	13.84%	70,232	8.00%	87,790	10.00%
December 31, 2009 Leverage (Tier 1) capital	$96,314	7.56%	$52,133	4.00%	$64,315	5.00%
Risk-Based Capital:
Tier 1	$96,314	11.17%	$34,485	4.00%	$51,727	6.00%
Total	105,036	12.18%	68,970	8.00%	86,212	10.00%

	Parent Corporation		Minimum Capital Adequacy		For Classification as Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
December 31, 2010 Leverage (Tier 1) capital	$116,600	9.90%	$48,098	4.00%	$59,275	5.00%
Risk-Based Capital:
Tier 1	$116,600	13.28%	$35,124	4.00%	$52,686	6.00%
Total	125,467	14.29%	70,248	8.00%	N/A	N/A
December 31, 2009 Leverage (Tier 1) capital	$98,536	7.73%	$52,143	4.00%	$64,327	5.00%
Risk-Based Capital:
Tier 1	$98,536	11.43%	$34,498	4.00%	$51,747	6.00%
Total	107,247	12.44%	68,996	8.00%	N/A	N/A

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

The Dodd-Frank Act includes certain provisions, often referred to as the “Collins Amendment,” concerning the capital requirements of the United States banking regulators. These provisions are intended to subject bank holding companies to the same capital requirements as their bank subsidiaries and to eliminate or

CENTER BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13 — Stockholders’ Equity and Regulatory Requirements  – (continued)

significantly reduce the use of hybrid capital instruments, especially trust preferred securities, as regulatory capital. Under the Collins Amendment, trust preferred securities issued by a company, such as Union Center National Bank, with total consolidated assets of less than $15 billion before May 19, 2010 and treated as regulatory capital are grandfathered, but any such securities issued later are not eligible as regulatory capital. The banking regulators must develop regulations setting minimum risk-based and leverage capital requirements for holding companies and banks on a consolidated basis that are no less stringent than the generally applicable requirements in effect for depository institutions under the prompt corrective action regulations. The banking regulators also must seek to make capital standards countercyclical so that the required levels of capital increase in times of economic expansion and decrease in times of economic contraction. The Dodd-Frank Act requires these new capital regulations to be adopted by the Federal Reserve in final form 18 months after the date of enactment of the Dodd-Frank Act (July 21, 2010).

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

Disclosure of comprehensive income for the years ended December 31, 2010, 2009 and 2008 is presented in the Consolidated Statements of Changes in Stockholders’ Equity. The table below provides a reconciliation of the components of other comprehensive income to the disclosure provided in the statement of changes in stockholders’ equity.

The components of other comprehensive income (loss), net of taxes, were as follows for the following fiscal years ended December 31:

	Years Ended December 31,
	2010	2009	2008
	(Dollars in Thousands)
Reclassification adjustments of OTTI losses included in income	$(5,576)	$(4,238)	$—
Unrealized gains (losses) on available for sale securities	6,500	(3,809)	(3,328)
Reclassification adjustment for net gain/(loss) arising during this period	4,237	4,729	655
Net unrealized gains (losses)	5,161	(3,318)	(2,673)
Tax effect	(2,060)	1,354	1,584
Net of tax amount	3,101	(1,964)	(1,089)
Change in minimum pension liability	—	25	—
Tax effect	—	(10)	—
Net of tax amount	—	15	—
Net actuarial gains (losses)	—	142	(3,332)
Tax effect	—	(57)	1,333
Net of tax amount	—	85	(1,999)
Other comprehensive income (loss), net of tax	$3,101	$(1,864)	$(3,088)

CENTER BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14 — Comprehensive Income  – (continued)

Accumulated other comprehensive loss at December 31, 2010 and 2009 consisted of the following:

	2010	2009
	(Dollars in Thousands)
Investment securities available for sale, net of tax	$(5,327)	$(8,428)
Defined benefit pension and post-retirement plans, net of tax	(2,348)	(2,348)
Total	$(7,675)	$(10,776)

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

In 1999, the Corporation adopted a Directors’ Retirement Plan, which was designed to provide retirement benefits for members of the Board of Directors. There was no recorded expense associated with the plan in 2010, 2009 and 2008. During the third quarter of 2008, the Corporation recognized a $272,000 benefit relating to a lump-sum payment and termination of the Directors Retirement Plan. This benefit represented the difference between the actuarial present value of the lump-sum payments and the accrued liability previously recorded on the Corporation’s balance sheet.

CENTER BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15 — Pension and Other Benefits  – (continued)

The following table sets forth changes in projected benefit obligation, changes in fair value of plan assets, funded status, and amounts recognized in the consolidated statements of condition for the Corporation’s pension plans at December 31, 2010 and 2009.

	2010	2009
	(Dollars in Thousands)
Change in Benefit Obligation:
Projected benefit obligation at beginning of year	$10,660	$9,923
Service cost	—	—
Interest cost	601	606
Actuarial loss	393	617
Benefits paid	(622)	(486)
Projected benefit obligation at end of year	$11,032	$10,660
Change in Plan Assets:
Fair value of plan assets at beginning year	$6,652	$5,734
Actual return on plan assets	663	930
Employer contributions	300	474
Benefits paid	(622)	(486)
Fair value of plan assets at end of year	$6,993	$6,652
Funded status	$(4,039)	$(4,008)

Amounts related to unrecognized actuarial losses for the plan, on a pre-tax basis, that have been recognized in accumulated other comprehensive loss amounted to $3,914,000 at December 31, 2010 and 2009 respectively.

The net periodic pension cost for 2010, 2009 and 2008 includes the following components:

	2010	2009	2008
	(Dollars in Thousands)
Service cost	$—	$—	$—
Interest cost	601	606	701
Expected return on plan assets	(413)	(288)	(658)
Net amortization and deferral	130	—	—
Net periodic pension expense	$318	$318	$43

The following table presents the assumptions used to calculate the projected benefit obligation in each of the last three years.

	2010	2009	2008
Discount rate	5.25%	5.75%	6.25%
Rate of compensation increase	N/A	N/A	N/A
Expected long-term rate of return on plan assets	6.25%	5.00%	7.50%

CENTER BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15 — Pension and Other Benefits  – (continued)

The following information is provided at December 31:

	2010	2009	2008
	(Dollars in Thousands)
Information for Plans With a Benefit Obligation in Excess of Plan Assets
Projected benefit obligation	$11,032	$10,660	$9,923
Accumulated benefit obligation	11,032	10,660	9,923
Fair value of plan assets	6,993	6,652	5,734
Assumptions
Weighted average assumptions used to determine benefit obligation at December 31
Discount rate	5.25%	5.75%	6.25%
Rate of compensation increase	N/A	N/A	N/A
Weighted average assumptions used to determine net periodic benefit cost for years ended December 31
Discount rate	5.75%	6.25%	6.25%
Expected long-term return on plan assets	6.25%	5.00%	7.50%
Rate of compensation increase	N/A	N/A	N/A

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

Plan Assets

The Union Center National Bank Pension Trust’s weighted-average asset allocation at December 31, 2010, 2009 and 2008, by asset category, is as follows:

Asset Category	2010	2009	2008
Equity securities	44%	44%	48%
Debt and/or fixed income securities	37%	46%	34%
Alternative investments, including commodities, foreign currency and real estate	—%	5%	9%
Cash and other alternative investments, including hedge funds, equity structured notes	19%	5%	9%
Total	100%	100%	100%

CENTER BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15 — Pension and Other Benefits  – (continued)

The general investment policy of the Pension Trust is for the fund to experience growth in assets that will allow the market value to exceed the value of benefit obligations over time. Appropriate diversification on a total fund basis is achieved by following an allowable range of commitment within asset category, as follows:

	Range	Target
Equity securities	35 – 53%	44%
Debt and/or fixed income securities	30 – 44%	37%
International equity	N/A	N/A
Short term	N/A	N/A
Other	15 – 23%	19%

The fair values of the Corporation’s pension plan assets at December 31, 2010, by asset category, are as follows:

		Fair Value Measurements at Reporting Date Using
	December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in Thousands)
Cash	$1,379	$1,379	$—	$—
Equity Securities:
U.S. companies	1,522	1,522	—	—
International companies	1,534	1,534	—	—
U.S. Treasury securities	2,378	2,378	—	—
Corporate bonds	180	180	—	—
Total	$6,993	$6,993	$—	$—

The fair value of the Corporation’s pension plan assets at December 31, 2009, by asset category, are as follows:

		Fair Value Measurements at Reporting Date Using
	December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Cash	$1,020	$1,020	$—	$—
Equity securities:
U.S. companies	1,327	1,327	—	—
International companies	1,163	1,163	—	—
U.S. Treasury securities	2,301	2,301	—	—
Corporate bonds	340	340	—	—
Commodities	170	170	—	—
Hedge funds	331	—	—	331
Total	$6,652	$6,321	$—	$331

CENTER BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15 — Pension and Other Benefits  – (continued)

The following table presents the changes in pension plan asset with significant unobservable inputs (Level 3) for the year ended December 31:

	2010	2009
	(in thousands)
Beginning balance, January 1,	$331	$663
Actual return on plan assets:
Relating to assets still held at the reporting date	—	88
Relating to assets sold during the period	8	—
Purchases, sales and settlements	(339)	—
Transfers out of Level 3	—	(420)
Ending balance, December 31,	$0	$331

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

Cash Flows

Contributions

The Bank expects to contribute $467,000 to its Pension Trust in 2011.

The Preservation of Access to Care for Medicare Beneficiaries and Pension Relief Act of 2010, signed into law on June 25, 2010, permits single employer and multiple employer defined benefit plan sponsors to elect to extend the plan’s amortization period of a Shortfall Amortization Base over either a nine year period or a fifteen year period, rather than the seven year period required under the Pension Protection Act of 2006.

The Bank has elected to apply the Pension Relief Act Fifteen Year amortization of the Shortfall Amortization Base for its 2011 minimum funding requirement. The minimum amount to be funded is $467,000, as noted above, by December 31, 2011 with the understanding that fully funding the plan earlier than this date will lower this amount and that funding the plan after this date will increase this amount. As noted, this amount is the minimum required funding amount. The Bank does have the option of funding above this amount but has contributed the minimum historically.

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid in each year 2011, 2012, 2013, 2014, 2015 and years 2016 – 2020, respectively: $636,550, $721,931, $750,704, $785,646, $810,925 and $4,076,442.

401(k) Benefit Plan

The Corporation maintains a 401(k) employee savings plan to provide for defined contributions which covers substantially all employees of the Corporation. The Corporation’s contribution to its 401(k) plan provides a dollar-for-dollar matching contribution up to six percent of salary deferrals. For 2010, 2009 and 2008, employer contributions amounted to $294,000, $266,000 and $281,000, respectively.

CENTER BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16 — Stock Based Compensation

Stock Option Plans

At December 31, 2010, the Corporation maintained two stock-based compensation plans from which new grants could be issued. The 2009 Equity Incentive Plan permits the grant of “incentive stock options” as defined under the Internal Revenue Code, non-qualified stock options, restricted stock awards and restricted stock unit awards to employees, including officers, and consultants of the Corporation and its subsidiaries. The 2003 Non-Employee Director Stock Option Plan permits the grant of non-qualified stock options to the Corporation’s non-employee directors. An aggregate of 400,000 shares remain available for grant under the 2009 Equity Incentive Plan and an aggregate of 443,127 shares remain available for grant under the 2003 Non-Employee Director Stock Option Plan. Such shares may be treasury shares, newly issued shares or a combination thereof.

Options have been granted to purchase common stock principally at the fair market value of the stock at the date of grant. Options vest over a three year vesting period starting one year after the date of grant and generally expire ten years from the date of grant.

The total compensation expense related to these plans was $51,000, $77,000 and $128,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

As a result of the compensation expense related to stock options: (i) for the year ended December 31, 2010, the Corporation’s income before income taxes and net income was reduced by $51,000 and $31,000, respectively; (ii) for the year ended December 31, 2009, the Corporation’s income before income taxes and net income was reduced by $77,000 and $51,000, respectively; and (iii) for the year ended December 31, 2008, the Corporation’s income before income taxes and net income was reduced by $128,000 and $84,000, respectively.

Under the principal option plans, the Corporation may grant restricted stock awards to certain employees. Restricted stock awards are non-vested stock awards. Restricted stock awards are independent of option grants and are generally subject to forfeiture if employment terminates prior to the release of the restrictions. Such awards generally vest during a period specified at the date of grant. During that period, ownership of the shares cannot be transferred. Restricted stock has the same cash dividend and voting rights as other common stock and is considered to be currently issued and outstanding. The Corporation expenses the cost of the restricted stock awards, which is determined to be the fair market value of the shares at the date of grant, ratably over the period during which the restrictions lapse. During 2010, 2,803 shares were awarded while in 2009, no shares were awarded. During 2008, 3,028 shares were awarded. All shares were issued from Treasury shares. The amount of compensation cost related to restricted stock awards included in salary expense was zero in 2010 and 2009 and approximately $25,000 in 2008. As of December 31, 2010, all shares relating to restricted stock awards were vested. Thus, there were no restricted stock awards outstanding at December 31, 2010.

Options covering 38,203, 38,203 and 38,203 shares were granted on March 1, 2010, March 1, 2009 and March 1, 2008, respectively. The fair value of share-based payment awards was estimated using the Black-Scholes option pricing model with the following assumptions and weighted average fair values:

	2010	2009	2008
Weighted average fair value of grants	$2.16	$1.48	$3.10
Risk-free interest rate	2.29%	1.90%	3.03%
Dividend yield	1.41%	4.69%	2.43%
Expected volatility	28.60%	33.00%	30.20%
Expected life in months	62	69	88

CENTER BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16 — Stock Based Compensation  – (continued)

Option activity under the principal option plans as of December 31, 2010 and changes during the twelve months ended December 31, 2010 were as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2009	192,002	$10.04
Granted	38,203	8.53
Exercised	0	0.00
Forfeited/cancelled/expired	(31,259)	10.02
Outstanding at December 31, 2010	198,946	$9.75	4.82	$29,638
Exercisable at December 31, 2010	139,898	$10.05	3.31	$20,885

The aggregate intrinsic value of options above represents the total pre-tax intrinsic value (the difference between the Corporation’s closing stock price on the last trading day of the twelve-months of fiscal 2010 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2010. This amount changes based on the fair market value of the Parent Corporation’s stock.

As of December 31, 2010, $50,000 of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 1.42 years. Changes in options outstanding during the past three years were as follows:

Stock Option Plan	Shares	Exercise Price Range per Share
Outstanding, December 31, 2007 (188,273 shares exercisable)	264,255	$6.07 to $15.73
Granted during 2008	38,203	$11.15
Exercised during 2008	(25,583)	$6.07 to $10.66
Expired or canceled during 2008	(91,711)	$6.07 to $15.73
Outstanding, December 31, 2008 (125,468 shares exercisable)	185,164	$6.07 to $15.73
Granted during 2009	38,203	$7.67
Exercised during 2009	(9,289)	$6.07
Expired or canceled during 2009	(22,076)	$6.07 to $15.73
Outstanding, December 31, 2009 (124,271 shares exercisable)	192,002	$7.67 to $15.73
Granted during 2010	38,203	$8.53
Exercised during 2010	0	$0.00
Expired or canceled during 2010	(31,259)	$7.67 to $15.73
Outstanding, December 31, 2010 (138,898) shares exercisable)	198,946	$7.67 to $15.73

Under the Director Stock Option Plan, there were stock options granted with a weighted average fair value of 38,203 and $2.16, 38,203 and $1.48 and 38,203 and $3.10 during the years ended December 31, 2010, 2009 and 2008, respectively. There were no stock options granted under the Employee Stock Incentive Plan during the years ended December 31, 2010, 2009 and 2008.

CENTER BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17 — Dividends and Other Restrictions

Certain restrictions, including capital requirements, exist on the availability of undistributed net profits of the Bank for the future payment of dividends to the Parent Corporation. A dividend may not be paid if it would impair the capital of the Bank. Furthermore, prior approval by the Comptroller of the Currency is required if the total of dividends declared in a calendar year exceeds the total of the Bank’s net profits for that year combined with the retained profits for the two preceding years. Pursuant to a Memorandum of Understanding (“MOU”) between the Bank and the Office of the Comptroller of the Currency (“OCC”), the Bank may not declare dividends without prior approval of the OCC. At December 31, 2010, approximately $11.2 million was available for payment of dividends based on the preceding guidelines.

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

The following information should not be interpreted as an estimate of the fair value of the entire Corporation since a fair value calculation is only provided for a limited portion of the Corporation’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Corporation’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Corporation’s assets measured at fair value on a recurring basis at December 31, 2010 and December 31, 2009:

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

At December 31, 2010, the Corporation’s two pooled trust preferred securities ALESCO 6 and ALESCO 7 and one private label collateralized mortgage obligation were classified as Level 3. Market pricing for the Level 3 securities varied widely from one pricing service to another based on the lack of trading. As such, these securities were considered to no longer have readily observable market data that was accurate to support a fair value as prescribed by FASB ASC 820-10-05. The fair value measurement objective remained the same in that the price received by the Corporation would result from an orderly transaction (an exit price notion) and that the observable transactions considered in fair value were not forced liquidations or distressed sales at the measurement date.

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

Since June 30, 2008, the market for these TRUPS has become increasingly inactive. The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which these TRUPS trade and then by a significant decrease in the volume of trades relative to historical levels as well as other relevant factors. At December 31, 2010, the Corporation determined that the market for similar TRUPS had stabilized. That determination was made considering that there are more observable transactions for similar TRUPS, the prices for those transactions that have occurred are current and or represent fair value, and the observable prices for those transactions have stabilized over time, thus increasing the potential relevance of those observations. However, the Corporation’s three TRUPS at December 31, 2010 have been classified within Level 3 because the Corporation determined that significant adjustments using unobservable inputs are required to determine a true fair value at the measurement date.

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

The fair value as of December 31, 2010 was determined by discounting the expected cash flows over the life of the security. The discount rate was determined by deriving a discount rate when the markets were considered more active for this type of security. To this estimated discount rate, additions were made for more liquid markets and increased credit risk as well as assessing the risks in the security, such as default risk and severity risk. With the exception of the two pooled trust preferred securities, for which $1.8 million of impairment charges were taken to earnings during 2010, the securities continue to make scheduled cash flows and no material cash flow payment defaults have occurred to date.

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

CENTER BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 18 — Fair Value Measurements and Fair Value of Financial Instruments  – (continued)

Deposits

The fair value of deposits with no stated maturity, such as non-interest-bearing demand deposits, savings and interest-bearing checking accounts, and money market and checking accounts, is equal to the amount payable on demand as of December 31, 2010 and 2009. The fair value of certificates of deposit is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities.

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

CENTER BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 18 — Fair Value Measurements and Fair Value of Financial Instruments  – (continued)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

For financial assets and liabilities measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2010 and December 31, 2009 are as follows:

		Fair Value Measurements at Reporting Date Using
	December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in Thousands)
Financial Instruments Measured at Fair Value on a Recurring Basis:
U.S. Treasury & agency securities	$6,995	$6,995	$—	$—
Federal agency obligations	68,481	—	68,481	—
Mortgage backed securities	177,733	—	177,733
Obligations of U.S. states and political subdivision	37,225	16,936	20,289	—
Trust preferred securities	18,731	—	18,589	142
Corporate bonds & notes	61,434	—	61,434	—
Collateralized mortgage obligations	2,728	—	—	2,728
Equity securities	4,753	4,753	—	—
Securities available-for-sale	$378,080	$28,684	$346,526	$2,870

		Fair Value Measurements at Reporting Date Using
	December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in Thousands)
Financial Instruments Measured at Fair Value on a Recurring Basis:
U.S. Treasury & agency securities	$2,089	$2,089	$—	$—
Federal agency obligations	128,365	26,288	102,077	—
Mortgage backed securities	86,220	29,182	57,038
Obligations of U.S. states and political subdivision	19,281	—	19,281	—
Trust preferred securities	26,715	—	24,366	2,349
Corporate bonds and notes	22,655	2,994	19,661	—
Collateralized mortgages obligations	7,266	4,254	3,012	—
Equity securities	5,533	5,533	—	—
Securities available-for-sale	$298,124	$70,340	$225,435	$2,349

CENTER BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 18 — Fair Value Measurements and Fair Value of Financial Instruments  – (continued)

The following table presents the changes in securities available-for-sale with significant unobservable inputs (Level 3) for the year ended December 31, 2010 and December 31, 2009:

2010
(Dollars in Thousands)
Beginning balance, January 1,	$2,349
Transfers into Level 3	8,197
Transfers out of Level 3	(5,174)
Principal interest deferrals	118
Principal paydown	(1,083)
Total net losses included in net income	(3,000)
Total net unrealized gains	1,463
Ending balance, December 31,	$2,870

2009
(Dollars in Thousands)
Beginning balance, January 1,	$23,554
Transfers out of Level 3	(19,855)
Principal interest deferrals	139
Total net losses included in net income	(4,403)
Total net unrealized gains	2,914
Ending balance, December 31,	$2,349

Assets Measured at Fair Value on a Non-Recurring Basis

For assets measured at fair value on a non-recurring basis, the fair value measurements at December 31, 2010 are as follows:

		Fair Value Measurements at Reporting Date Using
	December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in Thousands)
Assets Measured at Fair Value on a Non-Recurring Basis:
Impaired loans	$4,895	$—	$—	$4,895

At December 31, 2010 and 2009, impaired loans totaled $5,534,000 and $6,756,000, respectively. The amount of related valuation allowances was $639,000 at December 31, 2010 and $1,565,000 at December 31, 2009.

The following methods and assumptions were used to estimate the fair values of the Corporation’s assets measured at fair value on a non-recurring basis at December 31, 2010 and 2009:

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

Other Real Estate Owned

Certain assets such as other real estate owned (“OREO”) are measured at fair value less cost to sell. The Corporation believes that the fair value component in its valuation follows the provisions of FASB ASC 820-10-05. Fair value of OREO is determined by sales agreements or appraisals by qualified licensed appraisers approved and hired by the Corporation. Costs to sell associated with OREO is based on estimation per the terms and conditions of the sales agreements or appraisal. At December 31, 2010, the Corporation held no OREO

FASB ASC 825-10 requires all entities to disclose the estimated fair value of their financial instrument assets and liabilities. For the Corporation, as for most financial institutions, the majority of its assets and liabilities are considered financial instruments as defined in FASB ASC 825-10. Many of the Corporation’s financial instruments, however, lack an available trading market as characterized by a willing buyer and willing seller engaging in an exchange transaction. It is also the Corporation’s general practice and intent to hold its financial instruments to maturity and to not engage in trading or sales activities except for loans held-for-sale and available-for-sale securities. Therefore, significant estimations and assumptions, as well as present value calculations, were used by the Corporation for the purposes of this disclosure.

Estimated fair values have been determined by the Corporation using the best available data and an estimation methodology suitable for each category of financial instruments. For those loans and deposits with floating interest rates, it is presumed that estimated fair values generally approximate the recorded book balances. The estimation methodologies used, the estimated fair values, and the recorded book balances at December 31, 2010 and 2009, were as follows:

	December 31,
	2010		2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in Thousands)
FINANCIAL ASSETS:
Cash and cash equivalents	$37,497	$37,497	$89,168	$89,168
Investment securities available-for-sale	378,080	378,080	298,124	298,124
Net loans	699,577	706,309	710,895	717,191
Restricted investment in bank stocks	9,596	9,596	10,672	10,672
Accrued interest receivable	4,134	4,134	4,033	4,033
FINANCIAL LIABILITIES:
Non-interest-bearing deposits	144,210	144,210	130,518	130,518
Interest-bearing deposits	716,122	716,887	683,187	683,974
Federal funds purchased, securities sold under agreement to repurchase and FHLB advances	212,855	221,425	269,253	279,219
Subordinated debentures	5,155	5,157	5,155	5,155
Accrued interest payable	$1,041	$1,041	$1,825	$1,825

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

Condensed financial statements of the Parent Corporation only are as follows:

Condensed Statements of Condition

	At December 31,
	2010	2009
	(Dollars in Thousands)
ASSETS
Cash and cash equivalents	$4,299	$2,683
Investment in subsidiaries	122,129	104,144
Securities available for sale	432	501
Other assets	22	248
Total assets	$126,882	$107,576
LIABILITIES AND STOCKHOLDERS’ EQUITY
Other liabilities	$460	$280
Securities sold under repurchase agreement	310	392
Subordinated debentures	5,155	5,155
Stockholders’ equity	120,957	101,749
Total liabilities and stockholders’ equity	$126,882	$107,576

CENTER BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 19 — Parent Corporation Only Financial Statements  – (continued)

Condensed Statements of Income

	For Years Ended December 31,
	2010	2009	2008
	(Dollars in Thousands)
Income:
Dividend income from subsidiaries	$500	$2,474	$4,675
Other income	8	3	37
Net (losses) on available for sale securities	(97)	(325)	(413)
Management fees	290	298	275
Total Income	701	2,450	4,574
Expenses	(635)	(604)	(623)
Income before equity in undistributed earnings of subsidiaries	66	1,846	3,951
Equity in undistributed earnings of subsidiaries	6,938	1,925	1,891
Net Income	$7,004	$3,771	$5,842

CENTER BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 19 — Parent Corporation Only Financial Statements  – (continued)

Condensed Statements of Cash Flows

	For Years Ended December 31
	2010	2009	2008
	(Dollars in Thousands)
Cash flows from operating activities:
Net income	$7,004	$3,771	$5,842
Adjustments to reconcile net income to net cash provided by operating activities:
Net losses on available for sale securities	97	325	413
Equity in undistributed (earnings) of subsidiary	(6,938)	(1,925)	(1,891)
Change in deferred tax asset	224	(111)	(1,542)
(Increase) decrease in other assets	(44)	1,838	41
Increase (decrease) in other liabilities	70	(844)	1,610
Stock based compensation	51	77	128
Net cash provided by operating activities	464	3,131	4,601
Cash flows from investing activities:
Purchases of available-for-sale securities	—	—	(579)
Maturity of available-for-sale securities	130	659	938
(Investments in subsidiaries) and return of capital from subsidiaries	(8,000)	(19,000)	3,500
Net cash (used in) provided by investing activities	(7,870)	(18,341)	3,859
Cash flows from financing activities:
Net (decrease) in borrowings	(82)	(411)	(1,197)
Cash dividends paid on common stock	(1,800)	(3,166)	(4,675)
Proceeds from exercise of stock options	—	57	224
Proceeds from restricted stock	25	—	25
Proceeds from issuance of preferred stock and warrants	—	10,000	—
Cash dividends paid on preferred stock	(500)	(425)	—
Proceeds from issuance of shares from stock offerings	12,148	11,000	—
Issuance cost of common stock from common stock offering	(770)	—	—
Purchase of treasury stock	—	—	(1,924)
Issuance cost of common stock	(6)	(11)	(19)
Tax (expense) from stock based compensation	7	(73)	(78)
Net cash provided by (used in) financing activities	9,022	16,971	(7,644)
Increase in cash and cash equivalents	1,616	1,761	816
Cash and cash equivalents at beginning of year	2,683	922	106
Cash and cash equivalents at the end of year	$4,299	$2,683	$922

CENTER BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 20 — Quarterly Financial Information of Center Bancorp, Inc. (Unaudited)

	2010
	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
	(Dollars in Thousands, Except per Share Data)
Total interest income	$11,519	$12,035	$12,488	$12,672
Total interest expense	3,138	3,653	3,831	4,163
Net interest income	8,381	8,382	8,657	8,509
Provision for loan losses	2,048	1,307	781	940
Total other income, net of securities gains	989	1,102	825	895
Net securities gains (losses)	315	1,033	657	(3,344)
Other expense	5,997	5,442	6,268	6,392
Income (loss) before income taxes	1,640	3,768	3,090	(1,272)
Provision (Benefit) from income taxes	(930)	1,629	1,076	(1,553)
Net income	$2,570	$2,139	$2,014	$281
Net income available to common stockholders	$2,426	$1,993	$1,868	$136
Earnings per share:
Basic	$0.15	$0.14	$0.13	$0.01
Diluted	$0.15	$0.14	$0.13	$0.01
Weighted average common shares outstanding:
Basic	16,289,832	14,649,397	14,574,832	14,574,832
Diluted	16,290,071	14,649,397	14,576,223	14,579,871

	2009
	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
	(Dollars in Thousands, Except per Share Data)
Total interest income	$12,971	$13,491	$12,706	$11,942
Total interest expense	4,953	6,050	6,079	5,563
Net interest income	8,018	7,441	6,627	6,379
Provision for loan losses	2,740	280	156	1,421
Total other income, net of securities gains	968	822	841	784
Net securities gains (losses)	(1,308)	(511)	1,710	600
Other expense	5,238	5,186	7,314	5,319
Income before income taxes	(300)	2,286	1,708	1,023
Provision (Benefit)for income taxes	(536)	751	507	224
Net income	$236	$1,535	$1,201	$799
Net income available to common stockholders	$94	$1,387	$1,053	$670
Earnings per share:
Basic	$0.01	$0.11	$0.08	$0.05
Diluted	$0.01	$0.11	$0.08	$0.05
Weighted average common shares outstanding:
Basic	14,531,387	13,000,601	12,994,429	12,991,312
Diluted	14,534,255	13,005,101	12,996,544	12,993,185

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

Under the supervision and with the participation of its management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, the Corporation evaluated the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e) as of December 31, 2010. Based upon that evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures were effective as of such date as described below in Management’s Report on Internal Control Over Financial Reporting (Item 9A(b)).

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

As part of the Corporation’s program to comply with Section 404 of the Sarbanes-Oxley Act of 2002, our management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2010 (the “Assessment”). In making this Assessment, management used the control criteria framework of the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission published in its report entitled Internal Control — Integrated Framework. Management’s Assessment included an evaluation of the design of the Corporation’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its Assessment with the Audit Committee.

Based on this Assessment, management determined that, as of December 31, 2010, the Corporation’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

ParenteBeard LLC, the independent registered public accounting firm that audited the Corporation’s consolidated financial statements included in this Annual Report on Form 10-K, has issued an audit report on the Corporation’s internal control over financial reporting as of December 31, 2010. The report, which expresses an unqualified opinion on the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2010, is included in this item under the heading “Report of Independent Registered Public Accounting Firm.”

(c) Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Center Bancorp, Inc.

We have audited Center Bancorp, Inc.’s (the “Corporation”) internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Center Bancorp, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Corporation’s internal control over financial reporting based on our audit.

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

In our opinion, Center Bancorp, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control —  Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of condition of Center Bancorp, Inc. and subsidiaries and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2010 and our report dated March 16, 2011, expressed an unqualified opinion.

/s/ ParenteBeard LLC

ParenteBeard LLC
Reading, Pennsylvania
March 16, 2011

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

Item 9B. Other Information

None.

PART III

Item 10. Directors and Corporate Governance

The Corporation responds to this item by incorporating herein by reference the material responsive to such item in the Corporation’s definitive proxy statement for its 2011 Annual Meeting of Stockholders. Certain information on Executive Officers of the registrant is included in Part I, Item 3A of this report, which is also incorporated herein by reference.

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

Item 11. Executive Compensation

The Corporation responds to this item by incorporating herein by reference the material responsive to such item in the Corporation’s definitive proxy statement for its 2011 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The Corporation responds to this item by incorporating herein by reference the material responsive to such item in the Corporation’s definitive proxy statement for its 2011 Annual Meeting of Stockholders.

Stock Compensation Plan Information

For information related to stock based compensation, see Note 16 of the Notes to Consolidated Financial Statements. The following table gives information about the Corporation’s common stock that may be issued upon the exercise of options, warrants and rights under the Corporation’s 2009 Equity Incentive Plan, 1999 Incentive Plan, 1993 Employee Stock Option Plan, 1993 Outside Director Stock Option Plan and 2003 Non-Employee Director Stock Option Plan as of December 31, 2010. These plans were the Corporation’s only equity compensation plans in existence as of December 31, 2010.

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity Compensation Plans Approved by Shareholders	198,946	$7.67 – $15.73	843,127
Equity Compensation Plans Not Approved by Shareholders	—	—	—
Total	198,946	$7.67 – $15.73	843,127

Item 13. Certain Relationships and Related Transactions

The Corporation responds to this item by incorporating herein by reference the material responsive to such item in the Corporation’s definitive proxy statement for its 2011 Annual Meeting of Stockholders.

Item 14. Principal Accountant Fees and Services

The Corporation responds to this item by incorporating herein by reference the material responsive to such item in the Corporation’s definitive proxy statement for its 2011 Annual Meeting of Stockholders.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	(1) Financial Statements and Schedules:

The following Financial Statements and Supplementary Data are filed as part of this annual report:

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Condition

Consolidated Statements of Income

Consolidated Statements of Changes in Stockholders’ Equity

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

(b)	Exhibits (numbered in accordance with Item 601 of Regulation S-K) filed herewith or incorporated by reference as part of this annual report.

Exhibit No.	Description
3.1	The Registrant’s Certificate of Incorporation, as amended, is incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated June 17, 2010.
3.2	By-Laws of the Registrant is incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998.
4.1	Warrant to Purchase up to 173,410 shares of Common Stock, dated January 9, 2009, is incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated January 13, 2009.
10.1	Letter Agreement, dated January 9, 2009, including the Securities Purchase Agreement — Standard Terms attached thereto, between the Registrant and the United States Department of the Treasury is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated January 13, 2009.
10.2	The Registrant’s 1993 Employee Stock Option Plan is incorporated by reference to Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1993.
10.3	The Registrant’s 1993 Outside Director Stock Option Plan is incorporated by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1993.
10.5	The Registrant’s Annual Incentive Plan is incorporated by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006.
10.6	Amended and restated employment agreement among the Registrant, its bank subsidiary and Anthony C. Weagley, effective as of January 1, 2008 is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 22, 2008.
10.7	Non-Competition Agreement, dated as of December 2, 2010, between the Registrant, and Anthony C. Weagley is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated December 6, 2010.
10.8	Non-Competition Agreement, dated as of December 2, 2010, between the Registrant, and James W. Sorge is incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated December 6, 2010.
10.9	Center Bancorp, Inc. 2009 Equity Incentive Plan is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated June 1, 2009.
10.10	Center Bancorp, Inc. 1999 Stock Incentive Plan is incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999.

Exhibit No.	Description
10.11	Registrant’s Placement Agreement dated December 12, 2003 with Sandler O’Neill & Partners, L.P. to issue and sell $5 million aggregate liquidation amount of floating rate MMCapS(SM) Securities is incorporated by reference to Exhibit 10.15 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.
10.12	Indenture dated as of December 19, 2003, between the Registrant and Wilmington Trust Company relating to $5.0 million aggregate principal amount of floating rate debentures is incorporated by reference to Exhibit 10.16 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.
10.13	Amended and restated Declaration of Trust of Center Bancorp Statutory Trust II, dated as of December 19, 2003 is incorporated by reference to Exhibit 10.17 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.
10.14	Guarantee Agreement between Registrant and Wilmington Trust Company dated as of December 19, 2003 is incorporated by reference to Exhibit 10.18 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.
10.15	Form of Waiver, executed by each of Lori A. Wunder, A. Richard Abrahamian, Ronald M. Shapiro, William J. Boylan and Anthony C. Weagley is incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated January 13, 2009.
10.16	Form of Executive Waiver Agreement, executed by each of Lori A. Wunder, A. Richard Abrahamian, Ronald M. Shapiro, William J. Boylan and Anthony C. Weagley is incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated January 13, 2009
10.17	Registration Rights Agreement, dated September 29, 2004, relating to securities issued in a September 2004 private placement of securities, is incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated October 1, 2004.
10.18	The Registrant’s Amended and Restated 2003 Non-Employee Director Stock Option Plan, as amended and restated, is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated March 5, 2008.
10.19	Amended and restated Employment Agreement among the Registrant, its bank subsidiary and Mark S. Cardone, effective as of January 1, 2007, is incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 10-K filed with the SEC on February 26, 2007. See also Exhibit 10.22.
10.20	Registration Rights Agreement, dated June 30, 2005, relating to securities issued in a June 2005 private placement of securities is incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated June 30, 2005.
10.21	Open Market Share Purchase Incentive Plan is incorporated by reference to exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated January 26, 2006.
10.22	Amendment to Employment Agreement among the Registrant, its bank subsidiary and Mark Cardone, dated December 3, 2007, is incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 10-K dated December 20, 2007.
11.1	Statement regarding computation of per share earnings is omitted because the computation can be clearly determined from the material incorporated by reference in this Report.
12.1	Statement of Ratios of Earnings to Fixed Charges.
14.1	Code of Ethics is incorporated by reference to Exhibit 14.1 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.
21.1	Subsidiaries of the Registrant.
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Personal certification of the chief executive officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit No.	Description
31.2	Personal certification of the chief financial officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Personal certification of the chief executive officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Personal certification of the chief financial officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Certification of Chief Executive Officer pursuant to Section 111 (b) (4) of the Emergency Economic Stabilization Act of 2008.
99.2	Certification of Chief Financial Officer pursuant to Section 111 (b) (4) of the Emergency Economic Stabilization Act of 2008.
99.3	Code of Conduct is incorporated by reference to Exhibit 99.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.
(c)	Financial Statement Schedules

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

CENTER BANCORP, INC.
March 16, 2011	By: /s/ Anthony C. Weagley Anthony C. Weagley President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant, in the capacities described below on March 16, 2011, have signed this report below.

/s/ Alexander A. Bol* Alexander A. Bol	Chairman of the Board
/s/ James J. Kennedy* James J. Kennedy	Director
/s/ Howard Kent* Howard Kent	Director
/s/ Phyllis Klein* Phyllis Klein	Director
/s/ Nicolas Minoia* Nicholas Minoia	Director
/s/ Harold Schechter* Harold Schechter	Director
/s/ Lawrence B. Seidman* Lawrence B. Seidman	Director
/s/ Alan H. Straus* Alan H. Straus	Director
/s/ William A. Thompson* William A. Thompson	Director
/s/ Raymond Vanaria* Raymond Vanaria	Director
/s/ Anthony C. Weagley Anthony C. Weagley	President and Chief Executive Officer
/s/ Francis R. Patryn* Francis R. Patryn	Chief Financial Officer and Chief Accounting Officer
*By: /s/ Anthony C. Weagley Anthony C. Weagley Attorney-in-fact