Form 10-Q
period 2011-03-31
CENTER BANCORP INC
filed 2011-05-10
CIK 712771

UNITED STATES OF AMERICA
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2011

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, no par value:	16,290,700 shares
(Title of Class)	(Outstanding as of April 30, 2011)

i

PART I – FINANCIAL INFORMATION

The following unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and, accordingly, do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2011, or for any other interim period. The Center Bancorp, Inc. 2010 Annual Report on Form 10-K, should be read in conjunction with these financial statements.

Item 1. Financial Statements

CENTER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CONDITION

(Unaudited)

(in thousands, except for share data)	March 31, 2011	December 31, 2010

ASSETS
Cash and due from banks	$80,129	$37,497
Investment securities	410,376	378,080
Loans	716,096	708,444
Less: Allowance for loan losses	9,591	8,867
Net loans	706,505	699,577
Restricted investment in bank stocks, at cost	9,146	9,596
Premises and equipment, net	12,747	12,937
Accrued interest receivable	4,756	4,134
Bank-owned life insurance	28,165	27,905
Goodwill and other intangible assets	16,942	16,959
Prepaid FDIC assessments	3,109	3,582
Other assets	16,771	17,118
Total assets	$1,288,646	$1,207,385
LIABILITIES
Deposits:
Non interest-bearing	$154,910	$144,210
Interest-bearing:
Time deposits $100 and over	165,596	119,651
Interest-bearing transaction, savings and time deposits $100 and less	614,140	596,471
Total deposits	934,646	860,332
Short-term borrowings	35,917	41,855
Long-term borrowings	161,000	171,000
Subordinated debentures	5,155	5,155
Accounts payable and accrued liabilities	27,344	8,086
Total liabilities	1,164,062	1,086,428
STOCKHOLDERS’ EQUITY
Preferred stock, $1,000 liquidation value per share, authorized 5,000,000 shares; issued 10,000 shares	9,721	9,700
Common stock, no par value, authorized 25,000,000 shares; issued 18,477,412 shares; outstanding 16,290,700 shares at March 31, 2011 and 16,289,832 shares at December 31, 2010	110,056	110,056
Additional paid-in capital	4,949	4,941
Retained earnings	24,015	21,633
Treasury stock, at cost (2,186,712 common shares at March 31, 2011 and 2,187,580 common shares at December 31, 2010)	(17,691)	(17,698)
Accumulated other comprehensive loss	(6,466)	(7,675)
Total stockholders’ equity	124,584	120,957
Total liabilities and stockholders’ equity	$1,288,646	$1,207,385

See accompanying notes to consolidated financial statements.

CENTER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
	Three Months Ended March 31,
(in thousands, except for share data)	2011	2010
Interest income
Interest and fees on loans	$9,217	$9,368
Interest and dividends on investment securities:
Taxable interest	3,378	3,009
Tax-exempt interest	88	117
Dividends	184	178
Total interest income	12,867	12,672
Interest expense
Interest on certificates of deposit $100 or more	265	414
Interest on other deposits	1,002	1,264
Interest on borrowings	1,655	2,485
Total interest expense	2,922	4,163
Net interest income	9,945	8,509
Provision for loan losses	878	940
Net interest income after provision for loan losses	9,067	7,569
Other income
Service charges, commissions and fees	449	430
Annuities and insurance commissions	6	93
Bank-owned life insurance	260	264
Other	116	108
Other-than-temporary impairment losses on investment securities	(95)	(7,767)
Portion of losses recognized in other comprehensive income, before taxes	—	3,377
Net other-than-temporary impairment losses on investment securities	(95)	(4,390)
Net gains on sale of investment securities	861	1,046
Net investment securities gains (losses)	766	(3,344)
Total other income (loss)	1,597	(2,449)
Other expense
Salaries and employee benefits	2,867	2,657
Occupancy and equipment	866	889
FDIC insurance	528	618
Professional and consulting	241	274
Stationery and printing	101	84
Marketing and advertising	21	93
Computer expense	339	340
Other real estate owned	(1)	—
Loss on fixed assets, net	—	(10)
Repurchase agreement termination fee	—	594
Other	973	853
Total other expense	5,935	6,392
Income (loss) before income tax expense (benefit)	4,729	(1,272)
Income tax expense (benefit)	1,711	(1,553)
Net Income	3,018	281
Preferred stock dividends and accretion	146	145
Net income available to common stockholders	$2,872	$136
Earnings per common share
Basic	$0.18	$0.01
Diluted	$0.18	$0.01
Weighted Average Common Shares Outstanding
Basic	16,290,391	14,574,832
Diluted	16,300,604	14,579,871

See accompanying notes to consolidated financial statements.

CENTER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

(in thousands, except for share data)	Preferred Stock	Common Stock	Additional Paid In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance—December 31, 2009	$9,619	$97,908	$5,650	$17,068	$(17,720)	$(10,776)	$101,749
Comprehensive income:
Net income				281			281
Other comprehensive loss, net of tax						3,087	3,087
Total comprehensive income							3,368
Accretion of discount on preferred stock	20			(20)			—
Cash dividends on preferred stock				(125)			(125)
Cash dividends declared on common stock ($0.03 per share)				(438)			(438)
Restricted stock awarded (2,083 shares)			3		22		25
Taxes related to stock-based compensation			8				8
Stock-based compensation expense			16				16

Balance—March 31, 2010	$9,639	$97,908	$5,677	$16,766	$(17,698)	$(7,689)	$104,603

Balance—December 31, 2010	$9,700	$110,056	$4,941	$21,633	$(17,698)	$(7,675)	$120,957
Comprehensive income:
Net income				3,018			3,018
Other comprehensive income, net of tax						1,209	1,209
Total comprehensive income							4,227
Accretion of discount on preferred stock	21			(21)			—
Issuance cost of common stock				(1)			(1)
Cash dividends on preferred stock				(125)			(125)
Cash dividends declared on common stock ($0.03 per share)				(489)			(489)
Stock issued for options exercise					7		7
Stock-based compensation expense			8				8

Balance—March 31, 2011	$9,721	$110,056	$4,949	$24,015	$(17,691)	$(6,466)	$124,584

See accompanying notes to consolidated financial statements.

CENTER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)	Three Months Ended March 31,
	2011	2010
Cash flows from operating activities:
Net income	$3,018	$281
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of premiums and accretion of discounts on investment securities, net	1,056	339
Depreciation and amortization	241	312
Stock-based compensation	8	16
Provision for loan losses	878	940
Provision for deferred taxes	—	193
Net other-than-temporary impairment losses on investment securities	95	4,390
Gains on sales of investment securities, net	(861)	(1,046)
Loans originated for resale	(2,449)	—
Proceeds from sale of loans held for sale	2,481	—
Gains on sale of loans held for sale	(32)	—
Net gain on sales and dispositions of premises and equipment	—	(10)
Increase in accrued interest receivable	(622)	(35)
Decrease in prepaid FDIC insurance assessments	473	374
Increase in cash surrender value of bank-owned life insurance	(260)	(264)
Decrease in other assets	349	1,697
Increase (decrease) in other liabilities	418	(960)
Net cash provided by operating activities	4,793	6,227
Cash flows from investing activities:
Investment securities available-for-sale:
Purchases	(109,956)	(153,302)
Sales	76,551	141,511
Maturities, calls and principal repayments	20,867	16,663
Net redemption of restricted investment in bank stocks	450	121
Net decrease (increase) in loans	(7,797)	4,189
Purchases of premises and equipment	(35)	(59)
Increase in principal portion of lease	(9)	—
Proceeds from sale of premises and equipment	—	1
Net cash (used in) provided by investing activities	(19,929)	9,124
Cash flows from financing activities:
Net increase (decrease) in deposits	74,314	(21,195)
Net decrease in short-term borrowings	(5,938)	(5,892)
Repayments of long-term borrowings	(10,000)	(10,039)
Cash dividends on preferred stock	(125)	(125)
Cash dividends on common stock	(489)	(438)
Issuance cost of common stock	(1)	—
Issuance cost of restricted stock award	—	25
Proceeds from exercise of stock options	7	—
Taxes related to stock based awards	—	8
Net cash provided by (used in) financing activities	57,768	(37,656)
Net change in cash and cash equivalents	42,632	(22,305)
Cash and cash equivalents at beginning of period	37,497	89,168
Cash and cash equivalents at end of period	$80,129	$66,863
Supplemental disclosures of cash flow information:
Cash payments for:
Interest paid on deposits and borrowings	$3,006	$4,310
Income taxes	—	40
Supplemental disclosures of non-cash investing activities:
Trade date accounting settlements for investments, net	$17,892	$27,624

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

Earnings per common share have been computed based on the following:

	Three Months Ended March 31,
(in thousands, except per share amounts)	2011	2010
Net income	$3,018	$281
Preferred stock dividends and accretion	(146)	(145)
Net income available to common shareholders	$2,872	$136
Basic weighted average common shares outstanding	16,290	14,575
Plus: effect of dilutive options and warrants	11	5
Diluted weighted average common shares outstanding	16,301	14,580
Earning per common share:
Basic	$0.18	$0.01
Diluted	$0.18	$0.01

Note 3.  Stock-Based Compensation

The Corporation maintains two stock-based compensation plans from which new grants could be issued. The Corporation’s stock option plans permit Parent Corporation common stock to be issued to key employees and directors of the Corporation and its subsidiaries. The options granted under the plans are intended to be either incentive stock options or non-qualified options. Under the 2009 Equity Incentive Plan, a total of 394,417 shares are available for issuance. Under the 2003 Non-Employee Director Stock Option Plan, a total of 431,003 shares remain available for grant under the plan as of March 31, 2011 and are authorized for issuance. Such shares may be treasury shares, newly issued shares or a combination thereof.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3.  Stock-Based Compensation—(continued)

For the three months ended March 31, 2011, the Corporation’s income before income taxes and net income were reduced by $8,000 and $5,000, respectively, as a result of the compensation expense related to stock options. For the three months ended March 31, 2010, the Corporation’s income before income taxes and net income were reduced by $16,000 and $10,000, respectively, as a result of the compensation expense related to stock options.

Under the principal option plans, the Corporation may also grant restricted stock awards to certain employees. Restricted stock awards are non-vested stock awards. Restricted stock awards are independent of option grants and are generally subject to forfeiture if employment terminates prior to the release of the restrictions. Such awards generally vest within 30 days to five years from the date of grant. During that period, ownership of the shares cannot be transferred. Restricted stock has the same cash dividend and voting rights as other common stock and is considered to be currently issued and outstanding. The Corporation expenses the cost of restricted stock awards, which is determined to be the fair market value of the shares at the date of grant, ratably over the period during which the restrictions lapse. There were no restricted stock awards outstanding at March 31, 2011 and 2010.

There were 30,564 and 38,203 shares of common stock underlying granted options for the three months ended March 31, 2011 and 2010, respectively. The fair value of share-based payment awards was estimated using the Black-Scholes option pricing model with the following assumptions and weighted average fair values at the time the grants were awarded:

	Three Months Ended March 31,
	2011	2010
Weighted average fair value of grants	$1.89	$2.16
Risk-free interest rate	2.19%	2.29%
Dividend yield	1.32%	1.41%
Expected volatility	22.25%	28.6%
Expected life in months	65	62

       Activity under the principal option plans as of March 31, 2011 and changes during the three months ended March 31, 2011 were as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2010	198,946	$9.75
Granted	30,564	8.28
Exercised	(3,648)	1.83
Forfeited/cancelled/expired	(12,857)	11.75
Outstanding at March 31, 2011	213,005	$9.56	5.56	$173,071
Exercisable at March 31, 2011	144,408	$9.78	3.98	$114,313

The aggregate intrinsic value of options above represents the total pre-tax intrinsic value (the difference between the Corporation’s closing stock price on the last trading day of the first quarter of 2011 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2011. This amount changes based on the fair value of the Corporation’s stock.

As of March 31, 2011, there was approximately $89,000 of total unrecognized compensation expense relating to unvested stock options. These costs are expected to be recognized over a weighted average period of 1.6 years.

Note 4.  Recent Accounting Pronouncements

ASU 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, will help investors assess the credit risk of a company’s receivables portfolio and the adequacy of its allowance for credit losses held against the portfolio by expanding credit risk disclosures.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In December 2010, the FASB issued ASU No. 2010-28, "When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts." Under GAAP, the evaluation of goodwill impairment is a two-step test. In Step 1, an entity must assess whether the carrying amount of a reporting unit exceeds its fair value. If it does, an entity must perform Step 2 of the goodwill impairment test to determine whether goodwill has been impaired and to calculate the amount of that impairment. The provisions of this ASU modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. The provisions of this ASU are effective for the Corporation's reporting period ended March 31, 2011. As of March 31, 2011, the Corporation had no reporting units with zero or negative carrying amounts or reporting units where there was a reasonable possibility of failing Step 1 of the goodwill impairment test. As a result, the adoption of this ASU did not have a material impact on the Corporation's statements of income and condition.

In January 2011, the FASB issued ASU No. 2011-01, "Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20." The provisions of ASU No. 2010-20 required the disclosure of more granular information on the nature and extent of troubled debt restructurings and their effect on the Allowance for the period ended March 31, 2011. The amendments in this ASU defer the effective date related to these disclosures, enabling creditors to provide those disclosures after the FASB completes its project clarifying the guidance for determining what constitutes a troubled debt restructuring. As the provisions of this ASU only defer the effective date of disclosure requirements related to troubled debt restructurings, the adoption of this ASU will have no impact on the Corporation's statements of income and condition.

In April 2011, the FASB issued ASU No. 2011-02, “A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring.” The provisions of ASU No. 2011-02 provide additional guidance related to determining whether a creditor has granted a concession, include factors and examples for creditors to consider in evaluating whether a restructuring results in a delay in payment that is insignificant, prohibit creditors from using the borrower’s effective rate test to evaluate whether a concession has been granted to the borrower, and add factors for creditors to use in determining whether a borrower is experiencing financial difficulties.  A provision in ASU No. 2011-02 also ends the FASB’s deferral of the additional disclosures about trouble debt restructuring as required by ASU No. 2010-20.  The provisions of ASU No. 2011-02 are effective for the Corporation’s reporting period ending September 30, 2011.  The adoption of ASU No. 2011-02 is not expected to have a material impact on the Company’s statements of income and condition.

Note 5 — Loans and the Allowance for Loan Losses

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In July 2010, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") No. 2010-20, "Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses," which requires that the Corporation provide a greater level of disaggregated information about the credit quality of the Corporation’s loans and leases and the allowance for loan and lease losses (the "Allowance"). This ASU also requires the Corporation to disclose on a prospective basis, additional information related to credit quality indicators, non-accrual loans and leases, and past due information. The Corporation adopted the provisions of this ASU in preparing the Consolidated Financial Statements as of and for the year ended December 31, 2010. As this ASU amends only the disclosure requirements for loans and leases and the Allowance, the adoption of this ASU for the quarter and year ended March 31, 2011 and December 31, 2010, respectively, had no impact on the Corporation’s statements of income and condition. The required disclosures are presented in the following tables and related discussion later in this Note.

Portfolio segments are defined as the level at which an entity develops and documents a systematic methodology to determine its Allowance. Management has determined that the Corporation has two portfolio segments of loans and leases (commercial and consumer) in determining the Allowance. Both quantitative and qualitative factors are used by management at the portfolio segment level in determining the adequacy of the Allowance for the Corporation. Classes of loans and leases are a disaggregation of a Corporation's portfolio segments. Classes are defined as a group of loans and leases which share similar initial measurement attributes, risk characteristics, and methods for monitoring and assessing credit risk. Management has determined that the Corporation has five classes of loans and leases (Commercial and industrial (including lease financing), Commercial – real estate, Construction, Residential mortgage (including home equity) and Installment.

Generally, all classes of commercial and consumer loans and leases are placed on non-accrual status upon becoming contractually past due 90 days or more as to principal or interest (unless loans and leases are adequately secured by collateral, are in the process of collection, and are reasonably expected to result in repayment), when terms are renegotiated below market levels, or where substantial doubt about full repayment of principal or interest is evident.. For certain installment loans the entire outstanding balance on the loan is charged-off when the loan becomes 60 days past due.

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

A loan is considered impaired when, based on current information and events, it is probable that the Corporation will not be able to collect all amounts due from the borrower in accordance with the contractual terms of the loan, including scheduled interest payments. Impaired loans include all classes of commercial and consumer non-accruing loans and all loans modified in a troubled debt restructuring ("TDR").

When a loan has been identified as being impaired, the amount of impairment is measured based on the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's observable market price, or the estimated fair value of the collateral, less any selling costs, if the loan is collateral-dependent. If the measurement of the impaired loan is less than the recorded investment in the loan (including accrued interest, net of deferred loan fees or costs and unamortized premiums or discounts), an impairment is recognized by creating or adjusting an existing allocation of the Allowance, or by recording a partial charge-off of the loan to its fair value. Interest payments made on impaired loans are typically applied to principal unless collectability of the principal amount is reasonably assured, in which case interest income may be accrued or recognized on a cash basis.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Loans Modified in a Troubled Debt Restructuring

Loans are considered to have been modified in a TDR when due to a borrower's financial difficulties, the Corporation makes certain concessions to the borrower that it would not otherwise consider. Modifications may include interest rate reductions, principal or interest forgiveness, forbearance, and other actions intended to minimize economic loss and to avoid foreclosure or repossession of collateral. Generally, a non-accrual loan that has been modified in a TDR remains on non-accrual status for a period of six months to demonstrate that the borrower is able to meet the terms of the modified loan. However, performance prior to the modification, or significant events that coincide with the modification, are included in assessing whether the borrower can meet the new terms and may result in the loan being returned to accrual status at the time of loan modification or after a shorter performance period. If the borrower's ability to meet the revised payment schedule is uncertain, the loan remains on non-accrual status.

Reserve for Credit Losses

The Corporation's reserve for credit losses is comprised of two components, the Allowance and the reserve for unfunded commitments (the "Unfunded Commitments").

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

The following table sets forth the composition of the Corporation’s loan portfolio including net deferred fees and costs, at March 31, 2011 and December 31, 2010:

	March 31,	December 31,
	2011	2010
	(Dollars in Thousands)
Commercial and industrial	$127,131	$121,034
Commercial real estate	386,241	372,001
Construction	44,944	49,744
Residential mortgage	157,455	165,154
Installment	325	511
Total loans	$716,096	$708,444

Included in the loan balances above are net deferred loan costs of $207,000 and $258,000 at March 31, 2011 and December 31, 2010, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At March 31, 2011 and December 31, 2010, loans to officers and directors aggregated approximately $3,504,000 and $5,456,000, respectively. During the period ended March 31, 2011, the Corporation made no new loans to officers and directors; payments by such persons during 2011 aggregated $1,952,000.

Management is of the opinion that the above loans were made on the same terms and conditions as those prevailing for comparable transactions with non-related borrowers.

At March 31, 2011 and December 31, 2010, loan balances of approximately $391.9 million and $435.9 million, respectively, were pledged to secure short term borrowings from the Federal Reserve Bank of New York and Federal Home Loan Bank Advances.

The following table presents information about loan receivables on non-accrual status at March 31, 2011 and December 31, 2010:

Loans Receivable on Non-Accrual Status

	March 31, 2011	December 31, 2010
	(Dollars in Thousands)
Commercial and Industrial	$—	$456
Commercial Real Estate	3,532	3,563
Construction	6,303	5,865
Residential Mortgage	2,501	1,290
Total loans receivable on non-accrual status	$12,336	$11,174

The Corporation continuously monitors the credit quality of its loans receivable. In addition to the internal staff, the Corporation utilizes the services of a third party loan review firm to rate the credit quality of its loans receivable. Credit quality is monitored by reviewing certain credit quality indicators. Assets classified “Pass” are deemed to possess average to superior credit quality, requiring no more than normal attention. Assets classified as “Special Mention” have generally acceptable credit quality yet possess higher risk characteristics/circumstances than satisfactory assets. Such conditions include strained liquidity, slow pay, stale financial statements, or other conditions that require more stringent attention from the lending staff. These conditions, if not corrected, may weaken the loan quality or inadequately protect the Corporation’s credit position at some future date. Assets are classified “Substandard” if the asset has a well defined weakness that requires management’s attention to a greater degree than for loans classified special mention. Such weakness, if left uncorrected, could possibly result in the compromised ability of the loan to perform to contractual requirements. An asset is classified as “Doubtful” if it is inadequately protected by the net worth and/or paying capacity of the obligor or of the collateral, if any, that secures the obligation. Assets classified as doubtful include assets for which there is a “distinct possibility” that a degree of loss will occur if the inadequacies are not corrected. All loans past due 90 days or more and all impaired loans are included in the appropriate category below. The following table presents information about the loan credit quality at March 31, 2011 and December 31, 2010:

Credit Quality Indicators
	March 31, 2011
	(Dollars in Thousands)
	Pass	Special Mention	Substandard	Doubtful	Total
Commercial and industrial	$122,369	$3,224	$1,538	$—	$127,131
Commercial real estate	348,263	22,036	15,942	—	386,241
Construction	38,642	—	4,025	2,277	44,944
Residential mortgage	152,965	—	4,490	—	157,455
Installment	325	—	—	—	325
Total loans	$662,564	$25,260	$25,995	$2,277	$716,096

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Credit Quality Indicators
	December 31, 2010
	(Dollars in Thousands)
	Pass	Special Mention	Substandard	Doubtful	Total
Commercial and industrial	$116,741	$1,929	$2,364	$—	$121,034
Commercial real estate	345,096	15,383	11,522	—	372,001
Construction	43,879	—	3,588	2,277	49,744
Residential mortgage	161,558	—	3,596	—	165,154
Installment	511	—	—	—	511
Total loans	$667,785	$17,312	$21,070	$2,277	$708,444

The following table provides an analysis of the impaired loans at March 31, 2011 and December 31, 2010:

Impaired Loans

	At or for the three months ended March 31, 2011
No Related Allowance Recorded	(Dollars in Thousands)
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Commercial and industrial	$908	$908	$—	$908	$11
Commercial real estate	3,953	4,594	—	3,966	5
Construction	2,277	5,054	—	2,277	—
Residential mortgage	—	—	—	—	—
Total	$7,138	$10,556	$—	$7,151	$16

With An Allowance Recorded
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Commercial real estate	$4,180	$4,180	$609	$4,180	$34
Construction	4,025	4,025	413	4,036	—
Residential mortgage	1,354	1,354	14	1,354	14
Total	$9,559	$9,559	$1,036	$9,570	$48

Total
Commercial and industrial	$908	$908	$—	$908	$11
Commercial real estate	8,133	8,774	609	8,146	39
Construction	6,302	9,079	413	6,313	—
Residential mortgage	1,354	1,354	14	1,354	14
Total (including related allowance)	$16,697	$20,115	$1,036	$16,721	$64

Impaired Loans

	At or for the year ended December 31, 2010
No Related Allowance Recorded	(Dollars in Thousands)
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Commercial and industrial	$1,364	$1,908	$—	$1,933	$87
Commercial real estate	3,984	4,625	—	4,274	78
Construction	5,865	8,642	—	6,855	112
Residential mortgage	1,462	1,765	—	1,711	27
Total	$12,675	$16,940	$—	$14,773	$304

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

With An Allowance Recorded
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Commercial real estate	$4,180	$4,180	$618	$4,181	$204
Residential mortgage	1,354	1,354	21	1,356	76
Total	$5,534	$5,534	$639	$5,537	$280

Total
Commercial and industrial	$1,364	$1,908	$—	$1,933	$87
Commercial real estate	8,164	8,805	618	8,455	282
Construction	5,865	8,642	—	6,855	112
Residential mortgage	2,816	3,119	21	3,067	103
Total (including related allowance)	$18,209	$22,474	$639	$20,310	$584

The Corporation defines an impaired loan as a loan for which it is probable, based on information available at the determination date, that the Corporation will not collect all amounts due under the contractual terms of the loan. At March 31, 2011 impaired loans were primarily collateral dependent, and totaled $16.7 million. Specific allowance for loan loss of $1.04 million was assigned to impaired loans of $9.6 million. Loans in the amount of $7.1 million had no specific allowance allocation.

Loans are considered to have been modified in a troubled debt restructuring when due to a borrower's financial difficulties, the Corporation makes certain concessions to the borrower that it would not otherwise consider. Modifications may include interest rate reductions, principal or interest forgiveness, forbearance, and other actions intended to minimize economic loss and to avoid foreclosure or repossession of collateral. Generally, a non-accrual loan that has been modified in a troubled debt restructuring remains on non-accrual status for a period of six months to demonstrate that the borrower is able to meet the terms of the modified loan. However, performance prior to the modification, or significant events that coincide with the modification, are included in assessing whether the borrower can meet the new terms and may result in the loan being returned to accrual status at the time of loan modification or after a shorter performance period. If the borrower's ability to meet the revised payment schedule is uncertain, the loan remains on non-accrual status. Included in impaired loans at March 31, 2011 are loans that are deemed troubled debt restructurings. Of these loans, $7.0 million, 99% of which are included in the tables above, are performing under the restructured terms and are accruing interest.

The following table provides an analysis of the age of loans that are past due at March 31, 2011 and December 31, 2010:

Aging Analysis

	March 31, 2011
	(Dollars in Thousands)
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Loans Receivable > 90 Days And Accruing
Commercial and Industrial	$579	$177	$224	$980	$126,151	$127,131	$224
Commercial Real Estate	2,080	857	3,532	6,469	379,772	386,241	—
Construction	—	—	6,303	6,303	38,641	44,944	—
Residential Mortgage	3,081	626	2,964	6,671	150,784	157,455	463
Installment	11	—	—	11	314	325	—
Total	$5,751	$1,660	$13,023	$20,434	$695,662	$716,096	$687

	December 31, 2010
	(Dollars in Thousands)
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Loans Receivable > 90 Days And Accruing
Commercial and Industrial	$1,509	$476	$456	$2,441	$118,593	$121,034	$—
Commercial Real Estate	4,290	2,229	3,563	10,082	361,919	372,001	—
Construction	170	449	5,865	6,484	43,260	49,744	—
Residential Mortgage	1,814	309	2,004	4,127	161,027	165,154	714
Installment	9	—	—	9	502	511	—
Total	$7,792	$3,463	$11,888	$23,143	$685,301	$708,444	$714

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table details the amount of loans receivable that are evaluated individually, and collectively, for impairment, and the related portion of the allowance for loan loss that is allocated to each loan portfolio segment:

Allowance for loan and lease losses

	March 31, 2011
	(Dollars in Thousands)
	C & I	Comm R/E	Construction	Res Mtge	Installment	Unallocated	Total
Allowance for loan and lease losses:
Individually evaluated for impairment	$—	$609	$413	$14	$—	$—	$1,036
Collectively evaluated for impairment	1,378	5,574	487	938	51	127	8,555
Total	$1,378	$6,183	$900	$952	$51	$127	$9,591

Loans Receivable
Individually evaluated for impairment	$2,010	$16,182	$6,302	$1,354	$—	$—	$25,848
Collectively evaluated for impairment	125,121	370,059	38,642	156,101	325	—	690,248
Total	$127,131	$386,241	$44,944	$157,455	$325	$—	$716,096

Allowance for loan and lease losses

	December 31, 2010
	(Dollars in Thousands)
	C & I	Comm R/E	Construction	Res Mtge	Installment	Unallocated	Total
Allowance for loan and lease losses:
Individually evaluated for impairment	$—	$618	$—	$21	$—	$—	$639
Collectively evaluated for impairment	1,272	5,097	551	1,017	52	239	8,228
Total	$1,272	$5,715	$551	$1,038	$52	$239	$8,867

Loans Receivable
Individually evaluated for impairment	$2,748	$11,960	$5,865	$1,354	$—	$—	$21,927
Collectively evaluated for impairment	118,286	360,041	43,879	163,800	511	—	686,517
Total	$121,034	$372,001	$49,744	$165,154	$511	$—	$708,444

The Corporation’s allowance for loan losses is analyzed quarterly. Many factors are considered, including growth in the portfolio, delinquencies, nonaccrual loan levels, and other factors inherent in the extension of credit. There have been no material changes to the allowance for loan loss methodology as disclosed in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2010.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 A summary of the activity in the allowance for loan losses is as follows:

	March 31, 2011
	(Dollars in Thousands)
	C & I	Comm R/E	Construction	Res Mtge	Installment	Unallocated	Total

Balance at January 1,	$1,272	$5,715	$551	$1,038	$52	$239	$8,867

Charge offs	165	—	—	23	3	—	191

Recoveries	35	—	—	—	2	—	37

Provision	236	468	349	(63)	—	(112)	878

Balance at March 31,	$1,378	$6,183	$900	$952	$51	$127	$9,591

The amount of interest income that would have been recorded on non-accrual loans during the three months ended March 31, 2011, the year ended December 31, 2010 and the year ended December 31, 2009, had payments remained in accordance with the original contractual terms, was $215,000, $598,000 and $431,000, respectively.

At March 31, 2011, there were no commitments to lend additional funds to borrowers whose loans were on non-accrual status or were contractually past due in excess of 90 days and still accruing interest.

The policy of the Corporation is to generally grant commercial, mortgage and installment loans to New Jersey residents and businesses within its market area. The borrowers’ abilities to repay their obligations are dependent upon various factors, including the borrowers’ income and net worth, cash flows generated by the borrowers’ underlying collateral, value of the underlying collateral, and priority of the lender’s lien on the property. Such factors are dependent upon various economic conditions and individual circumstances beyond the control of the Corporation. The Corporation is therefore subject to risk of loss. The Corporation believes its lending policies and procedures adequately minimize the potential exposure to such risks and that adequate provisions for loan losses are provided for all known and inherent risks. Collateral and/or personal guarantees are required for virtually all loans.

Note 6.  Comprehensive Income

Total comprehensive income includes all changes in equity during a period arising from transactions and other events and circumstances from non-owner sources. The Corporation’s other comprehensive income is comprised of unrealized holding gains and losses on investment securities available-for-sale, and actuarial losses of defined benefit plans, net of taxes.

Disclosure of comprehensive income for the three months ended March 31, 2011, and 2010 is presented in the Consolidated Statements of Changes in Stockholders’ Equity. The table below provides a reconciliation of the components of other comprehensive income (loss) to the data provided in the Consolidated Statements of Changes in Stockholders’ Equity.

The components of other comprehensive income (loss), net of tax, were as follows for the periods indicated:

	Three Months Ended March 31,
	2011	2010
	(in thousands)
Reclassification adjustment of OTTI losses included in income	$(95)	$(4,390)
Unrealized gains on available-for-sale securities	1,389	8,461
Reclassification adjustment for net gains arising during this period	861	1,046
Net unrealized gains	2,155	5,117
Tax effect	(861)	(2,030)
Net of tax amount	1,294	3,087
Change in minimum pension liability	(142)	—
Tax effect	57	—
Net of tax amount	(85)	—
Other comprehensive income, net of tax	$1,209	$3,087

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accumulated other comprehensive loss at March 31, 2011 and December 31, 2010 consisted of the following:

	March 31, 2011	December 31, 2010
	(in thousands)
Investment securities available-for-sale, net of tax	$(4,033)	$(5,327)
Defined benefit pension and post-retirement plans, net of tax	(2,433)	(2,348)
Total accumulated other comprehensive loss	$(6,466)	$(7,675)

Note 7.  Investment Securities

All of the Corporation’s investment securities are classified as available-for-sale at March 31, 2011 and December 31, 2010. Investment securities available-for-sale are reported at fair value with unrealized gains or losses included in equity, net of tax. Accordingly, the carrying value of such securities reflects their fair value at the balance sheet date. Fair value is based upon either quoted market prices, or in certain cases where there is limited activity in the market for a particular instrument, assumptions are made to determine their fair value. See Note 8 of the Notes to Consolidated Financial Statements for a further discussion.

The following tables present information related to the Corporation’s investment securities available-for-sale at March 31, 2011 and December 31, 2010.

	March 31, 2011
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Investment Securities Available-for-Sale:
U.S. Treasury and agency securities	$—	$—	$—	$—
Federal agency obligations	64,917	1,070	(496)	65,491
Mortgage-backed securities	210,472	194	(2,976)	207,690
Obligations of U.S. states and political subdivisions	56,644	164	(814)	55,994
Trust preferred securities	22,247	98	(1,738)	20,607
Corporate bonds and notes	53,846	74	(897)	53,023
Collateralized mortgage obligations	3,748	—	(1,040)	2,708
Equity securities	5,135	52	(324)	4,863
Total	$417,009	$1,652	$(8,285)	$410,376

	December 31, 2010
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Investment Securities Available-for-Sale:
U.S. Treasury and agency securities	$7,123	$—	$(128)	$6,995
Federal agency obligations	68,051	1,071	(641)	68,481
Mortgage-backed securities	180,037	115	(2,419)	177,733
Obligations of U.S. states and political subdivisions	38,312	1	(1,088)	37,225
Trust preferred securities	21,222	26	(2,517)	18,731
Corporate bonds and notes	63,047	—	(l,613)	61,434
Collateralized mortgage obligations	3,941	—	(1,213)	2,728
Equity securities	5,135	—	(382)	4,753
Total	$386,868	$1,213	$(10,001)	$378,080

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents information for investment securities available-for-sale at March 31, 2011, based on scheduled maturities. Actual maturities can be expected to differ from scheduled maturities due to prepayment or early call options of the issuer.

	March 31, 2011
	Amortized Cost	Fair Value
	(in thousands)
Due in one year or less	$—	$—
Due after one year through five years	22,530	22,204
Due after five years through ten years	37,601	36,814
Due after ten years	141,270	138,805
Mortgage-backed securities (1)	210,473	207,690
Equity securities	5,135	4,863
Total investment securities available-for-sale	$417,009	$410,376

(1) Debt securities without stated maturities.

For the three months ended March 31, 2011, investment securities sold amounted to approximately $76.6 million.  Gross realized gains on investment securities sold amounted to approximately $930,000, while gross realized losses on investment securities sold amounted to approximately $69,000 for the period. For the three months ended March 31, 2010, securities sold from the Corporation’s available-for-sale portfolio amounted to approximately $141.5 million.  Gross realized gains on securities sold amounted to approximately $1,057,000, while gross realized losses on securities sold amounted to approximately $11,000 for the period. In addition, during the first quarter of 2010, the Corporation recorded other-than temporary impairment charges of $1,109,000 on two pooled trust preferred securities, $281,000 on three variable rate private label CMOs, and $3,000,000 on one trust preferred security.

For the three months ended March 31, 2011, the Corporation recorded other-than temporary impairment (“OTTI”) charges of approximately $9,000 and principal losses of $86,000 on a variable rate private label collateralized mortgage obligation (“CMO”). During the first quarter of 2010, the Corporation recorded OTTI charges of $1,109,000 on two pooled trust preferred securities, $281,000 on three variable rate private label CMOs, and $3,000,000 on one trust preferred security.

The following summarizes OTTI charges for the periods indicated.

	Three Months Ended
	March 31, 2011	March 31, 2010
	(in thousands)
Debt securities	$95	$4,390
Total other-than-temporary impairment charges	$95	$4,390

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents detailed information for each trust preferred security held by the Corporation at March 31, 2011 which has at least one rating below investment grade.

Deal Name	Single Issuer or Pooled	Class/ Tranche	Adjusted Cost Basis	Fair Value	Gross Unrealized Gain (Loss)	Lowest Credit Rating Assigned	Number of Banks Currently Performing		Deferrals and Defaults as % of Original Collateral	Expected Deferrals/Defaults as % of Remaining Performing Collateral
	(dollars in thousands)
Countrywide Capital IV	Single	—	$1,769	$1,764	$(5)	BB+	1		None	None
Countrywide Capital V	Single	—	2,747	2,752	5	BB+	1		None	None
Countrywide Capital V	Single	—	250	250	—	BB+	1		None	None
NPB Capital Trust II	Single	—	868	894	26	NR	1		None	None
Citigroup Cap IX	Single	—	991	908	(83)	BB+	1		None	None
Citigroup Cap IX	Single	—	1,903	1,752	(151)	BB+	1		None	None
Citigroup Cap XI	Single	—	245	243	(2)	BB+	1		None	None
BAC Capital Trust X	Single	—	2,500	2,342	(158)	BB+	1		None	None
NationsBank Cap Trust III	Single	—	1,570	1,228	(342)	BB+	1		None	None
Morgan Stanley Cap Trust IV	Single	—	2,500	2,388	(112)	BB+	1		None	None
Morgan Stanley Cap Trust IV	Single	—	1,741	1,670	(71)	BB+	1		None	None
Saturns-GS 2004-06	Single	—	242	246	4	BBB-	1		None	None
Saturns-GS 2004-06	Single	—	312	317	5	BBB-	1		None	None
Saturns-GS 2004-04	Single	—	778	732	(46)	BBB-	1		None	None
Saturns-GS 2004-04	Single	—	22	21	(1)	BBB-	1		None	None
USB Capital VII	Single	—	1,214	1,252	38	BBB+	1		None	None
USB Capital VII	Single	—	561	579	18	BBB+	1		None	None
Goldman Sachs	Single	—	999	968	(31)	BBB-	1		None	None
ALESCO Preferred Funding VI	Pooled	C2	243	114	(129)	Ca	43 of 66	(1)	34.2%	43.5%
ALESCO Preferred Funding VII	Pooled	C1	792	187	(605)	Ca	59 of 78	(1)	30.0%	54.9%

(1)	Includes banks and insurance companies.

(2)
The Corporation owns two pooled trust preferred securities (“Pooled TRUPS”), which consist of securities issued by financial institutions and insurances companies. The Corporation holds the mezzanine tranche of such securities. Senior tranches generally are protected from defaults by over-collateralization and cash flow default protection provided by subordinated tranches, with senior tranches having the greatest protection and mezzanine tranches subordinated to the senior tranches. The Corporation’s analysis of these Pooled TRUPS falls within the scope of EITF 99-20, ASC 320-40 and uses a discounted cash flow model to determine the total OTTI loss. The model considers the structure, and term and the financial condition of the underlying issuers. Specifically, the model details interest rates, principal balances of note classes and underlying issuers and the allocation of the payments to the note classes according to a priority of payments specified in the offering circular and indenture. The current estimate of expected cash flows is based on the most recent trustee reports and other relevant market information including announcements of interest payment deferrals or defaults of underlying trust preferred securities. Assumptions used in the model include defaults rates, default rate timing profile and recovery rates. We assume no prepayments, as these Pooled TRUPS were issued at comparatively tight spreads and as such, there is little incentive, if any, to prepay.

One of the Pooled TRUPS, ALESCO 6, has incurred its eighth interruption of cash flow payments to date. Management reviewed the expected cash flow analysis and credit support to determine if it was probable that all principal and interest would be repaid, and recorded no other-than-temporary impairment charge for the three months ended March 31, 2011 and $466,000 for the three months ended March 31, 2010. The new cost basis for this security has been written down to $243,000 and has a par amount of $3.2 million. The other Pooled TRUP, ALESCO 7, incurred its sixth interruption of cash flow payments to date. Management reviewed the expected cash flow analysis and credit support to determine if it was probable that all principal and interest would be repaid, and recorded no other-than-temporary impairment charge for the three months ended March 31, 2011 , and $643,000 for the three months ended March 31, 2010. The new cost basis for this security has been written down to $792,000 and has a par amount of $3.1 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Credit Loss Portion of OTTI Recognized in Earnings on Debt Securities

	Quarter Ended March 31, 2011	Year Ended December 31, 2010
	(in thousands)
Balance of credit-related OTTI at January 1,	$6,197	$3,621
Addition:
Credit losses on investment securities for which other-than-temporary impairment was not previously recognized	95	5,576
Reduction:
Credit losses on investment securities sold during the period	—	(3,000)
Balance of credit-related OTTI at period end	$6,292	$6,197

The Corporation owns three variable rate private label collateralized mortgage obligations (CMOs), which were also evaluated for impairment. These CMOs were originally issued in 2006 and are 30 year Adjustable Rate Mortgage loans secured by a first lien, fully amortizing one-to-four residential mortgage loans. The tranche purchased was a Super Senior with an original credit rating of AAA/AAA. The top five states geographic concentration comprised in the deal were California 18.2 percent, Arizona 10.5 percent, Virginia 6.1 percent, Florida 6.5 percent and Nevada 6.3 percent. No one state exceeded a 25 percent concentration. These states have been heavily impacted by the financial crises and as such have sustained heavy delinquencies affecting the credit rating of the security. Management had applied aggressive default rates to identify if any credit impairment exists, as these bonds were downgraded to below investment grade. The Corporation recorded $86,000 in principal losses on these bonds for the three months ended March 31, 2011 and $33,000 for the three months ended March 31, 2010, and expects additional losses in future periods. As such, management determined that an other-than-temporary impairment charge exists and recorded a $9,000 write down to the bonds, which represents 0.21 percent of the par amount of $4.3 million. The new cost basis for these securities has been written down to $3.7 million.

At March 31, 2011, excess subordination as a percentage of remaining performing collateral for the ALESCO Preferred Funding VI and VII investments were -43.8 percent and -34.2 percent, respectively. Excess subordination is the amount of performing collateral above the amount of outstanding collateral underlying each class of the security. The Excess Subordination as a Percent of Remaining Performing Collateral reflects the difference between the performing collateral and the collateral underlying each security divided by the performing collateral. A negative number results when the paying collateral is less than the collateral underlying each class of the security. A low or negative number decreases the likelihood of full repayment of principal and interest accordingly to original contractual terms.

During 2011, the Corporation did not record other-than-temporary impairment charges relating to equity holdings in bank stocks for the three months ended March 31, 2011 and March 31, 2010.

The Corporation’s investment portfolio also includes overnight investments that were made into the Reserve Primary Fund (the “Fund”), a money market fund registered with the Securities and Exchange Commission as an investment company under the Investment Company Act of 1940. On September 22, 2008, the Fund announced that redemptions of shares of the Fund were suspended pursuant to an SEC order so that an orderly liquidation could be effected for the protection of the Fund’s investors. Through December 31, 2009, the Corporation has received five distributions from the Fund, totaling approximately 92 percent of its outstanding balance, leaving a remaining outstanding balance in the Fund of $2.943 million. On January 29, 2010, as part of the court order liquidation of the Fund, the Corporation received a sixth distribution or $2.446 million, bringing total distributions to date to approximately 99 percent. During the fourth quarter of 2009, the Corporation recorded a $364,000, or approximately 1 percent, other-than-temporary impairment charge to earnings relating to a court-ordered liquidation of the Fund. The Corporation’s outstanding carrying balance in the Fund as of January 31, 2010 totaled $133,000. The Corporation’s outstanding carrying balance in the Fund as of December 31, 2010 was zero after recording to earnings approximately $30,000 as partial recovery of the OTTI charge. Future liquidation distributions received by the Corporation, if any, will be recorded to earnings. As of March 31, 2011 there had been no change in the status of the Fund from December 31, 2010.

For the three months ended March 31, 2011, securities sold from the Corporation’s available-for-sale portfolio amounted to approximately $76.6 million. The gross realized gains on securities sold amounted to approximately $930,000, while the gross realized losses amounted to approximately $69,000 for the period. During the three months ended March 31, 2011, the Corporation recorded $9,000 in a variable rate private label CMO and $86,000 on principal losses on a variable rate private label CMO. For the three months ended March 31, 2010, securities sold from the Corporation’s available-for-sale portfolio amounted to approximately $141.5 million. Gross realized gains on securities sold amounted to approximately $1,057,000, while gross realized losses on securities sold amounted to approximately $11,000 for the period. In addition, during the first quarter of 2010, the Corporation recorded other-than temporary impairment charges of $1,109,000 on two pooled trust preferred securities, $281,000 on three variable rate private label CMOs, and $3,000,000 on one trust preferred security.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Temporarily Impaired Investments

For all other securities, the Corporation does not believe that the unrealized losses, which were comprised of 109 investment securities as of March 31, 2011, represent an other-than-temporary impairment. The gross unrealized losses associated with U.S. Treasury and Agency securities and Federal agency obligations, mortgage-backed securities, corporate bonds and tax-exempt securities are not considered to be other than temporary because their unrealized losses are related to changes in interest rates and do not affect the expected cash flows of the underlying collateral or issuer.

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

The Corporation evaluates all securities with unrealized losses quarterly to determine whether the loss is other than temporary. Unrealized losses in the mortgage-backed securities category consist primarily of U.S. agency and private issue collateralized mortgage obligations. Unrealized losses in the corporate debt securities category consist of single issuer corporate trust preferred securities, pooled trust preferred securities and corporate debt securities issued by large financial institutions. The decline in fair value is due in large part to the lack of an active trading market for these securities, changes in market credit spreads and rating agency downgrades. For collateralized mortgage obligations, management reviewed expected cash flows and credit support to determine if it was probable that all principal and interest would be repaid. None of the corporate issuers have defaulted on interest payments. Management concluded that these securities, other than the previously mentioned two Pooled TRUPS and private label CMOs were not other-than-temporarily impaired at March 31, 2011. Future deterioration in the cash flow on collateralized mortgage obligations or the credit quality of these large financial institution issuers of TRUP debt securities could result in impairment charges in the future.

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

The following tables indicate gross unrealized losses not recognized in income and fair value, aggregated by investment category and the length of time individual securities have been in a continuous unrealized loss position at March 31, 2011 and December 31, 2010:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	March 31, 2011
	Total		Less Than 12 Months		12 Months or Longer
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
U.S. Treasury and agency securities	$—	$—	$—	$—	$—	$—
Federal agency obligations	34,003	(496)	27,649	(422)	6,354	(74)
Mortgage-backed securities	163,242	(2,976)	163,242	(2,976)	—	—
Obligations of U.S. states and political subdivisions	31,005	(814)	31,005	(814)	—	—
Trust preferred securities	14,317	(1,738)	—	—	14,317	(1,739)
Corporate bonds and notes	34,245	(897)	34,245	(896)	—	—
Collateralized mortgage obligations	2,708	(1,040)	—	—	2,708	(1,040)
Equity securities	3,211	(324)	2,920	(80)	291	(244)
Total temporarily impaired investment securities	$282,731	$(8,285)	$259,061	$(5,188)	$23,670	$(3,097)

	December 31, 2010
	Total		Less Than 12 Months		12 Months or Longer
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
U.S. Treasury and agency securities	$6,995	$(128)	$6,995	$(128)	$—	$—
Federal agency obligations	35,799	(641)	32,113	(622)	3,686	(19)
Mortgage-backed securities	166,820	(2,419)	166,820	(2,419)	—	—
Obligations of U.S. states and political subdivisions	19,699	(1,088)	19,699	(1,088)	—	—
Trust preferred securities	16,058	(2,517)	—	—	16,058	(2,517)
Corporate bonds and notes	61,434	(1,613)	52,985	(1,175)	8,449	(438)
Collateralized mortgage obligations	2,728	(1,213)	—	—	2,728	(1,213)
Equity securities	4,653	(382)	3,427	(73)	1,226	(309)
Total temporarily impaired investment securities	$314,186	$(10,001)	$282,039	$(5,505)	$32,147	$(4,496)

Investment securities having a carrying value of approximately $128.4 million and $125.6 million at March 31, 2011 and December 31, 2010, respectively, were pledged to secure public deposits, short-term borrowings, and Federal Home Loan Bank advances and for other purposes required or permitted by law.

Note 8.  Fair Value Measurements and Fair Value of Financial Instruments

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following information should not be interpreted as an estimate of the fair value of the entire Corporation since a fair value calculation is only provided for a limited portion of the Corporation’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Corporation’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Corporation’s assets measured at fair value on a recurring basis at March 31, 2011 and December 31, 2010.

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

Management primarily identifies investment securities which may have traded in illiquid or inactive markets by identifying instances of a significant decrease in the volume and frequency of trades, relative to historical levels, as well as instances of a significant widening of the bid-ask spread in the brokered markets. Investment securities that are deemed to have been trading in illiquid or inactive markets may require the use of significant unobservable inputs. For example, management may use quoted prices for similar investment securities in the absence of a liquid and active market for the securities being valued. As of March 31, 2011, management made adjustments to prices provided by the third-party pricing service as a result of illiquid or inactive markets.

At March 31, 2011, the Corporation’s two pooled trust preferred securities and a variable rate CMO were classified as Level 3. Market pricing for these Level 3 securities varied widely from one pricing service to another based on the lack of trading. As such, these securities were not considered to have readily observable market data that was accurate to support a fair value as prescribed by FASB ASC 820-10-05. The Corporation determined that significant adjustments using unobservable inputs are required to determine fair value at the measurement date.

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

The fair value as of March 31, 2011 was determined by discounting the expected cash flows over the life of the security. The discount rate was determined by deriving a discount rate when the markets were considered more active for this type of security. To this estimated discount rate, additions were made for more liquid markets and increased credit risk as well as assessing the risks in the security, such as default risk and severity risk. However, during the quarter ended March 31, 2011 the private label CMO had interruptions of its scheduled principal payments and the Corporation recorded a principal loss of $86,000.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

For financial assets and liabilities measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2011 and December 31, 2010 are as follows:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

		Fair Value Measurements at Reporting Date Using
Assets and Liabilities Measured at Fair Value on a Recurring Basis	March 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
U.S. Treasury & agency securities	$—	$—	$—	$—
Federal agency obligations	65,491	—	65,491	—
Mortgage backed securities	207,690	3,138	204,552	—
Obligations of U.S. states and political subdivisions	55,994	13,599	42,395	—
Trust preferred securities	20,607	—	20,306	301
Collateralized mortgage obligations	2,708	—	—	2,708
Corporate bonds and notes	53,023	7,096	45,927	—
Equity securities	4,863	4,863	—	—
Investment securities available-for-sale	$410,376	$28,696	$378,671	$3,009

		Fair Value Measurements at Reporting Date Using
Assets and Liabilities Measured at Fair Value on a Recurring Basis	December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
U.S. Treasury & agency securities	$6,995	$6,995	$—	$—
Federal agency obligations	68,481	—	68,481	—
Mortgage backed securities	177,733	—	177,733	—
Obligations of U.S. states and political subdivisions	37,225	16,936	20,289	—
Trust preferred securities	18,731	—	18,589	142
Collateralized mortgage obligations	2,728	—	—	2,728
Corporate bonds and notes	61,434	—	61,434	—
Equity securities	4,753	4,753	—	—
Investment securities available-for-sale	$378,080	$28,864	$346,526	$2,870

The following tables present the changes in investment securities available-for-sale with significant unobservable inputs (Level 3) for the three months ended March 31, 2011 and 2010.

	Three Months Ended
	March 31, 2011	March 31, 2010
	(in thousands)
Balance at January 1,	$2,870	$2,349
Transfers into Level 3	—	8,197
Principal interest deferrals	29	28
Principal repayments	(184)	(161)
Total net unrealized gains (loss)	294	(1,982)
Balance at March 31	$3,009	$8,431

For the three months ended March 31, 2011, there were no transfers of investment securities available-for-sale into or out of Level 3 assets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Loans Held for Sale.  Loans held for sale are required to be measured at the lower of cost or fair value. Under FASB ASC 820-10-05, market value is to represent fair value. Management obtains quotes or bids on all or part of these loans directly from the purchasing financial institutions.  There were no loans held for sale at March 31, 2011 or December 31, 2010.

Assets Measured at Fair Value on a Non-Recurring Basis

For assets measured at fair value on a non-recurring basis, the fair value measurements used at March 31, 2011 and December 31, 2010 were as follows:

		Fair Value Measurements at Reporting Date Using
Assets Measured at Fair Value on a Non-Recurring Basis	March 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Impaired loans	$8,523	$—	$—	$8,523

		Fair Value Measurements at Reporting Date Using
Assets Measured at Fair Value on a Non-Recurring Basis	December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Impaired loans	$4,895	$—	$—	$4,895

The following methods and assumptions were used to estimate the fair values of the Corporation’s assets measured at fair value on a non-recurring basis at March 31, 2011 and December 31, 2010.

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

Other Real Estate Owned.  Other real estate owned (“OREO”) is measured at fair value less costs to sell. The Corporation believes that the fair value component in its valuation follows the provisions of FASB ASC 820-10-05. The fair value of OREO is determined by sales agreements or appraisals by qualified licensed appraisers approved and hired by the Corporation. Costs to sell associated with OREO is based on estimation per the terms and conditions of the sales agreements or appraisals. At March 31, 2011 and December 31, 2010 the Corporation held no OREO.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Estimated fair values have been determined using the best available data and an estimation methodology suitable for each category of financial instruments. For those loans and deposits with floating interest rates, it is presumed that estimated fair values generally approximate the recorded book balances. The estimation methodologies used, the estimated fair values, and the recorded book balances at March 31, 2011 and December 31, 2010, were as follows:

	March 31, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Financial assets:
Cash and cash equivalents	$80,129	$80,129	$37,497	$37,497
Investment securities available-for-sale	410,376	410,376	378,080	378,080
Net loans	706,505	716,996	699,577	706,309
Restricted investment in bank stocks	9,146	9,146	9,596	9,596
Accrued interest receivable	4,756	4,756	4,134	4,134
Financial liabilities:
Non interest-bearing deposits	$154,910	$154,910	$144,210	$144,210
Interest-bearing deposits	779,736	767,962	716,122	716,887
Short-term borrowings	35,917	35,917	41,855	41,855
Long-term borrowings	161,000	173,120	171,000	179,570
Subordinated debentures	5,155	5,157	5,155	5,157
Accrued interest payable	957	957	1,041	1,041

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

The fair value of commitments to originate loans is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparts. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair values of letters of credit and lines of credit are based on fees  currently charged for similar agreements or on the estimated cost to terminate or otherwise settle the obligations with the counterparties at the reporting date.

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

Note 9.  Net Investment in Direct Financing Lease

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

At March 31, 2011, the net investment in direct financing lease consists of a minimum lease receivable of $4,987,000 and unearned interest income of $1,269,000, for a net investment in direct financing lease of $3,718,000. The net investment in direct financing lease is carried as a component of loans in the Corporation’s consolidated statements of condition.

Minimum future lease receipts of the direct financing lease are as follows:

For years ending December 31,	(in thousands)
2011	$117
2012	166
2013	216
2014	216
2015	224
Thereafter	2,779
Total minimum future lease receipts	$3,718

Note 10.  Components of Net Periodic Pension Cost

The Corporation maintained a non-contributory pension plan for substantially all of its employees until September 30, 2007, at which time the Corporation froze its defined benefit pension plan. The following table sets forth the net periodic pension cost of the Corporation’s pension plan for the periods indicated.

	Three Months Ended March 31,
(in thousands)	2011	2010

Interest cost	$147	$150
Net amortization and deferral	(50)	(71)
Net periodic pension cost	$97	$79

Contributions

The Corporation presently estimates it will contribute $467,000 to its Pension Trust in 2011.

The Preservation of Access to Care for Medical Beneficiaries and Pension Relief Act of 2010, signed into law on June 25, 2010, permits single employer and multiple employer defined benefit plan sponsors to elect to extend the plan’s amortization period of a Shortfall Amortization Base over either a nine year period or a fifteen year period, rather than the seven year period required under the Pension Protection Act of 2006.

The Bank has elected to apply the Pension Relief Act Fifteen Year amortization of the Shortfall Amortization Base for its 2011 minimum funding requirement. The minimum amount to be funded is $467,000, as noted above, by December 31, 2011with the understanding that fully funding the plan earlier than this date will lower this amount and that funding the plan after this date will increase this amount. As noted, this amount is the minimum required funding amount. The Corporation does have the option of funding above this amount but has contributed the minimum historically.

Note 11.  Income Taxes

For the quarter ended March 31, 2011, the Corporation recorded income tax expense of $1.7 million, compared with $1.6 million income tax benefit for the quarter ended March 31, 2010. The effective tax rates for the quarterly periods ended March 31, 2011 and 2010 were 36.2 percent and -122.1 percent, respectively. The atypical effective tax rate for the three months ended March 31, 2010 was due to the pre-tax loss for the quarter and the recognition of a tax benefit of $853,000 pertaining to prior uncertain tax positions for 2006 and 2007.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12.  Borrowed Funds

Short-Term Borrowings

Short-term borrowings, which consist primarily of securities sold under agreements to repurchase, Federal Home Loan Bank (“FHLB”) advances and federal funds purchased, generally have maturities of less than one year. The details of these short-term borrowings are presented in the following table.

March 31, 2011
(dollars in thousands)
Average interest rate:
At quarter end	0.30%
For the quarter	0.27%
Average amount outstanding during the quarter	$47,287
Maximum amount outstanding at any month end in the quarter	$71,732
Amount outstanding at quarter end	$35,917

Long-Term Borrowings

Long-term borrowings, which consist primarily of FHLB advances and securities sold under agreements to repurchase, totaled $161.0 million and mature within one to eight years. The FHLB advances are secured by pledges of FHLB stock, 1-4 family mortgages and U.S. Government and Federal agency obligations.

At March 31, 2011, FHLB advances and securities sold under agreements to repurchase had weighted average interest rates of 3.46 percent and 5.31 percent, respectively.

At March 31, 2011, FHLB advances and securities sold under agreements to repurchase are contractually scheduled for repayment as follows:

March 31, 2011
(in thousands)
2013	$5,000
2015	10,000
Thereafter	146,000
Total	$161,000

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

The subordinated debentures are redeemable in whole or part prior to maturity on January 23, 2034. The floating interest rate on the subordinated debentures is three-month LIBOR plus 2.85 percent and reprices quarterly. The rate at March 31, 2011 was 3.15 percent.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14.  Stockholders’ Equity

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this analysis is to provide the reader with information relevant to understanding and assessing the Corporation’s results of operations for the periods presented herein and financial condition as of March 31, 2011 and December 31, 2010. In order to fully understand this analysis, the reader is encouraged to review the consolidated financial statements and accompanying notes thereto appearing elsewhere in this report.

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

Goodwill

The Corporation adopted the provisions of FASB ASC 350-10, which requires that goodwill be reported separate from other intangible assets in the Consolidated Statements of Condition and not be amortized but rather tested for impairment annually or more frequently if impairment indicators arise. No impairment charge was deemed necessary for the three months ended March 31, 2011 and 2010.

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

Fluctuations in the actual outcome of these future tax consequences could impact the Corporation’s consolidated financial condition or results of operations.  Note 11 of the Notes to Consolidated Financial Statements includes additional discussion on the accounting for income taxes.

Earnings

Net income available to common stockholders for the three months ended March 31, 2011 amounted to $2,872,000 compared to $136,000 for the comparable three-month period ended March 31, 2010. The Corporation recorded earnings per diluted common share of $0.18 for the three months ended March 31, 2011 as compared with earnings of $0.01 per diluted common share for the same three months in 2010. Dividends and accretion relating to the preferred stock issued to the U.S. Treasury reduced earnings by approximately $0.01 per fully diluted common share for both periods. The annualized return on average assets was 0.98 percent for the three months ended March 31, 2011, compared to 0.09 percent for three months ended March 31, 2010.

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

Net Interest Income
(tax-equivalent basis)

	Three Months Ended March 31,
			Increase	Percent
(dollars in thousands)	2011	2010	(Decrease)	Change
Interest income:
Investment securities	$3,552	$3,186	$366	11.5%
Loans, including net costs	9,217	9,368	(151)	(1.6)
Restricted investment in bank stocks, at cost	143	178	(35)	(19.7)
Total interest income	12,912	12,732	180	1.4
Interest expense:
Time deposits $100 or more	265	414	(149)	(36.0)
All other deposits	1,002	1,264	(262)	(20.7)
Borrowings	1,655	2,485	(830)	(33.4)
Total interest expense	2,922	4,163	(1,241)	(29.8)
Net interest income on a fully tax-equivalent basis	9,990	8,569	1,421	16.6
Tax-equivalent adjustment (1)	(45)	(60)	15	(25.0)
Net interest income	$9,945	$8,509	$1,436	16.9%

(1)   Computed using a federal income tax rate of 34 percent.

Net interest income on a fully tax-equivalent basis increased $1.4 million or 16.9 percent to $9.9 million for the three months ended March 31, 2011 as compared to the same period in 2010. For the three months ended March 31, 2011, the net interest margin increased 20 basis points to 3.55 percent from 3.35 percent during the three months ended March 31, 2010. For the three months ended March 31, 2011, a decrease in the average yield on interest-earning assets of 40 basis points was more than offset by a decrease in the average cost of interest-bearing liabilities of 56 basis points, resulting in an increase in the Corporation’s net interest spread of 16 basis points for the period. Net interest spread and margin have been impacted by a high level of uninvested excess cash, which accumulated due to strong deposit growth experienced predominantly over the last nine months of 2009. This represented growth in the Corporation’s customer base and enhanced the Corporation’s liquidity position while the Corporation continued to expand its earning assets base.

For the three-month period ended March 31, 2011, interest income on a tax-equivalent basis increased by $180,000 or 0.16 percent compared to the same three-month period in 2010. This increase in interest income was due primarily to a volume increase in investment securities coupled with a decline in yields due to the lower interest rate environment. Average investment securities volume increased during the current three-month period by $100.9 million, to $400.9 million, compared to the first quarter of 2010. The loan portfolio increased on average $4.7 million, to $716.6 million, from an average of $711.9 million in the same quarter in 2010, primarily driven by growth in commercial loans and commercial real estate related sectors of the loan portfolio. Average loans represented approximately 63.6 percent of average interest-earning assets during the first quarter of 2011 compared to 69.6 percent in the same quarter in 2010.

For the three months ended March 31, 2011, interest expense declined $1.2 million, or 29.8 percent from the same period in 2010. The average rate of interest-bearing liabilities decreased 0.56 basis points to 1.23 percent for the three months ended March 31, 2011, from 1.79 percent for the three months ended March 31, 2010. At the same time, average interest-bearing liabilities increased by $20.7 million. This increase was primarily in Money Markets, Savings, and Other interest-bearing deposits of $50.5 million, $11.3 million and $38.9 million, respectively, and was partially offset by decreases in Time deposits of $25.0 million, and in borrowings, which decreased by $55.1 million.  Since 2009 steps have been taken to improve the Corporation’s net interest margin by allowing the runoff of certain high rate deposits and to position the Corporation for further high-costing cash outflows. The result has been a decline in the Corporation’s average cost of funds and an improvement in net interest spread.  For the three months ended March 31, 2011, the Corporation’s net interest spread on a tax-equivalent basis increased to 3.35 percent, from 3.19 percent for the three months ended March 31, 2010.

The following table quantifies the impact on net interest income on a tax-equivalent basis resulting from changes in average balances and average rates during the three month periods presented. Any change in interest income or expense attributable to both changes in volume and changes in rate has been allocated in proportion to the relationship of the absolute dollar amount of change in each category.

Analysis of Variance in Net Interest Income Due to Changes in Volume and Rates

	Three Months Ended March 31, 2011 and 2010 Increase (Decrease) Due to Change In:
(tax-equivalent basis, in thousands)	Average Volume	Average Rate	Net Change

Interest-earning assets:
Investment securities:
Taxable	$960	$(550)	$410
Tax-exempt	(35)	(9)	(44)
Total investment securities	925	(559)	366
Loans	62	(213)	(151)
Restricted investment in bank stocks	(23)	(12)	(35)
Total interest-earning assets	964	(784)	180

Interest-bearing liabilities:
Money market deposits	83	(94)	(11)
Savings deposits	21	(102)	(81)
Time deposits	(84)	(234)	(318)
Other interest-bearing deposits	63	(64)	(1)
Total interest-bearing deposits	83	(494)	(411)
Borrowings and subordinated debentures	(465)	(365)	(830)
Total interest-bearing liabilities	(382)	(859)	(1,241)
Change in net interest income	$1,346	$75	$1,421

The following tables, “Average Statements of Condition with Interest and Average Rates”, present for the three months ended March 31, 2011 and 2010, the Corporation’s average assets, liabilities and stockholders’ equity. The Corporation’s net interest income, net interest spread and net interest margin are also reflected.

Average Statements of Condition with Interest and Average Rates

	Three Months Ended March 31,
	2011			2010
(tax-equivalent basis)	Average Balance	Interest Income/ Expense	Average Rate	Average Balance	Interest Income/ Expense	Average Rate
	(dollars in thousands)
Assets
Interest-earning assets:
Investment securities (1):
Taxable	$391,022	$3,419	3.50%	$287,547	$3,009	4.18%
Tax-exempt	9,833	133	5.40	12,407	177	5.70
Total investment securities	400,855	3,552	3.54	299,954	3,186	4.25
Loans (2)	716,568	9,217	5.15	711,860	9,368	5.26
Restricted investment in bank stocks	9,158	143	6.22	10,571	178	6.74
Total interest-earning assets	1,126,581	12,912	4.58	1,022,385	12,732	4.98
Non interest-earning assets:
Cash and due from banks	34,074			79,958
Bank-owned life insurance	28,010			26,414
Intangible assets	16,952			17,020
Other assets	32,653			41,316
Allowance for loan losses	(9,139)			(8,378)
Total non interest-earning assets	102,550			156,330
Total assets	$1,229,131			$1,178,715
Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Money market deposits	$166,875	$225	0.54%	$116,358	$236	0.81%
Savings deposits	173,010	237	0.55	161,748	318	0.79
Time deposits	203,948	523	1.02	228,903	841	1.47
Other interest-bearing deposits	193,363	282	0.58	154,426	283	0.73
Total interest-bearing deposits	737,196	1,267	0.69	661,435	1,678	1.01
Short-term and long-term borrowings	208,509	1,629	3.12	263,620	2,446	3.71
Subordinated debentures	5,155	26	2.32	5,155	39	3.03
Total interest-bearing liabilities	950,860	2,922	1.23	930,210	4,163	1.79
Non interest-bearing liabilities:
Demand deposits	152,074			135,552
Other liabilities	3,705			8,315
Total non interest-bearing liabilities	155,779			143,869
Stockholders’ equity	122,492			104,636
Total liabilities and stockholders’ equity	$1,229,131			$1,178,715
Net interest income (tax-equivalent basis)		9,990			8,569
Net interest spread			3.35%			3.19%
Net interest margin (3)			3.55%			3.35%
Tax-equivalent adjustment (4)		(45)			(60)
Net interest income		$9,945			$8,509

(1)	Average balances are based on amortized cost.
(2)	Average balances include loans on non-accrual status.
(3)	Represents net interest income as a percentage of total average interest-earning assets.
(4)	Computed using a federal income tax rate of 34 percent.

Investment Portfolio

At March 31, 2011, the principal components of the investment securities portfolio were U.S. Government agency obligations, federal agency obligations including mortgage-backed securities, obligations of U.S. states and political subdivisions, corporate bonds and notes, and other debt and equity securities.

At one point, the Corporation’s investment securities portfolio also included overnight investments that were made into the Reserve Primary Fund (the “Fund”), a money market fund registered with the Securities and Exchange Commission as an investment company under the Investment Company Act of 1940. On September 22, 2008, the Fund announced that redemptions of shares of the Fund were suspended pursuant to an SEC order so that an orderly liquidation could be effected for the protection of the Fund’s investors. During the fourth quarter of 2009, the Corporation recorded a $364,000 other-than-temporary impairment charge to earnings relating to this court ordered liquidation. Through March 31, 2011, the Corporation has received seven distributions from the Fund’s liquidation which resulted in reducing the carrying balance in the Fund to zero and the recording to earnings of approximately $30,000 as partial recovery of the OTTI charge. Future liquidation distributions received by the Corporation, if any, will be recorded to earnings.

During the three months ended March 31, 2011, approximately $76.6 million in investment securities were sold from the available-for-sale portfolio. The cash flow from the sale of investment securities was primarily used to fund loans and purchase new securities. The Corporation’s sales from its available-for-sale investment portfolio were made in the ordinary course of business.

For the three months ended March 31, 2011, average investment securities increased $100.9 million to approximately $400.9 million, or 35.6 percent of average interest-earning assets, from $300.0 million on average, or 29.3 percent of average interest-earning assets, for the comparable period in 2010. The Corporation has a continuing strategy to maintain the overall size of the investment securities portfolio, as a percentage of interest-earning assets, at a lower level with a focus instead on loan growth.

During the three-month period ended March 31, 2011, the volume-related factors applicable to the investment portfolio increased interest income by approximately $925,000 while rate-related changes resulted in a decrease in interest income of approximately $559,000 from the same period in 2010. The tax-equivalent yield on investments decreased by 71 basis points to 3.54 percent from a yield of 4.25 percent during the comparable period in 2010. A portion of the decline in tax-equivalent yield is attributable to a decrease of $2.6 million, on average, in tax-exempt securities during the period.

For the three months ended March 31, 2011, the Corporation recorded $9,000 in other-than-temporary impairment charges and principal losses of $86,000 on a private label collateralized mortgage obligation.  See Note 7 of the Notes to the Consolidated Financial Statements for further discussion.

At March 31, 2011, net unrealized losses on investment securities available-for-sale, which is carried as a component of accumulated other comprehensive loss and included in stockholders’ equity, net of tax, amounted to $4.0 million as compared with net unrealized losses of $5.3 million at December 31, 2010. The gross unrealized losses associated with U.S. Treasury and Agency securities and Federal agency obligations, mortgage-backed securities, corporate bonds and tax-exempt securities are not considered to be other than temporary because their unrealized losses are related to changes in interest rates and do not affect the expected cash flows of the underlying collateral or issuer.

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

At March 31, 2011, total loans amounted to $716.1 million, an increase of $7.7 million or 1.1 percent as compared to December 31, 2010. Growth of $20.3 million in the commercial and industrial and commercial real estate portfolios was partially offset by decreases of $12.5 million, primarily in the residential and construction loan portfolios. Total gross loans recorded in the quarter included $41.7 million of new loans and $16.4 million in advances, partially offset by payoffs and principal payments of $50.4 million.

At March 31, 2011, the Corporation had $12.2 million in outstanding loan commitments which are expected to fund over the next 90 days.

Average total loans increased $4.7 million or 0.66 percent for the three months ended March 31, 2011 as compared to the same period in 2010, while the average yield on loans decreased by 11 basis points as compared with the same period in 2010. The decrease in the average yield on loans was primarily the result of lower market interest rates on the repricing of existing loans and the origination of new loans. The increase in average total loan volume was due primarily to increased customer activity and new lending relationships. The volume-related factors during the period contributed increased interest income of $62,000, while the rate-related changes decreased interest income by $213,000.

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

At March 31, 2011, the level of the allowance was $9,591,000 as compared to $8,867,000 at December 31, 2010. Provisions to the allowance for the three-month period ended March 31, 2011 totaled $878,000 compared to $940,000 for the same period in 2010. Net charge-offs were $154,000 and $1,512,000 for the three months ended March 31, 2011 and 2010, respectively. The allowance for loan losses as a percentage of total loans amounted to 1.34 percent and 1.25 percent at March 31, 2011 and December 31, 2010, respectively.

The level of the allowance for the respective periods of 2011 and 2010 reflects the credit quality within the loan portfolio, the loan volume recorded during the periods, the changing composition of the commercial and residential real estate loan portfolios and other related factors. In management’s view, the level of the allowance at March 31, 2011 is adequate to cover losses inherent in the loan portfolio. Management’s judgment regarding the adequacy of the allowance constitutes a “Forward-Looking Statement” under the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from management’s analysis, based principally upon the factors considered by management in establishing the allowance.

Changes in the allowance for loan losses are presented in the following table for the periods indicated.

	Three Months Ended March 31,
	2011	2010
	(dollars in thousands)
Average loans for the period	$716,568	$711,860
Total loans at end of period	716,096	713,906

Analysis of the Allowance for Loan Losses:
Balance—beginning of year	$8,867	$8,711
Charge-offs:
Commercial loans	(165)	(1,145)
Residential mortgage loans	(23)	(362)
Installment loans	(3)	(14)
Total charge-offs	(191)	(1,521)
Recoveries:
Commercial loans	35	5
Residential mortgage loans	—	1
Installment loans	2	3
Total recoveries	37	9
Net charge-offs	(154)	(1,512)
Provision for loan losses	878	940
Balance—end of period	$9,591	$8,139
Ratio of net charge-offs during the period to average loans during the period (1)	0.09%	0.85%
Allowance for loan losses as a percentage of total loans	1.34%	1.14%

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

	March 31, 2011	December 31, 2010
	(in thousands)
Non-accrual loans	$12,336	$11,174
Accruing loans past due 90 days or more	687	714
Total non-performing loans	13,023	11,888
Other non-performing assets	327
Total non-performing assets	$13,350	$11,888
Troubled debt restructured loans	$7,035	$7,035

The increase of $1.5 million in non-performing assets at March 31, 2011 from December 31, 2010 was primarily attributable to the addition of 3 residential mortgages and one construction loan in the amount of $1.8 million, and the purchase of $327,000 in tax lien certificates and was partially offset by charge-offs of $191,000 and payments of approximately $400,000.

Other real estate owned at March 31, 2011 amounted to zero. The Corporation held no other real estate owned at December 31, 2010.

Troubled debt restructured loans totaled $7,035,000 at March 31, 2011 and December 31, 2010. Troubled debt restructured loans at March 31, 2011 and December 31, 2010 were all performing according to the restructured terms.

Overall credit quality in the Bank’s loan portfolio at March 31, 2011 remained relatively strong. Other known “potential problem loans” (as defined by SEC regulations), some of which non-performing loans are identified in the table above, as of March 31, 2011 have been identified and internally risk-rated as assets specially mentioned or substandard. Such loans amounted to $51.3 million and $38.4 million at March 31, 2011 and December 31, 2010, respectively. These loans are considered potential problem loans due to a variety of changing conditions affecting the credits, including general economic conditions and/or conditions applicable to the specific borrowers. All such loans are currently performing. The Corporation has no foreign loans.

At March 31, 2011, other than the loans set forth above, the Corporation is not aware of any loans which present serious doubts as to the ability of its borrowers to comply with present loan repayment terms and which are expected to fall into one of the categories set forth in the tables or descriptions above.

Other Income

The following table presents the principal categories of other income for the periods indicated.

	Three Months Ended March 31,
			Increase	Percent
(dollars in thousands)	2011	2010	(Decrease)	Change
Service charges, commissions and fees	$449	$430	$19	4.4%
Annuities and insurance commissions	6	93	(87)	(93.5)
Bank-owned life insurance	260	264	(4)	(1.5)
Net investment securities gains (losses)	766	(3,344)	4,110	122.9
All other	116	108	8	7.4
Total other income (loss)	$1,597	$(2,449)	$4,046	165.2%

For the three months ended March 31, 2011, total other income amounted to $1.6 million, compared to a net charge of $2.4 million for the same period in 2010. The increase of $4.0 million for the three months ended March 31, 2011 was primarily as a result of net investment securities gains of $766,000 compared to net investment losses of $3.3 million for the same period last year. Net investment securities gains in the first quarter of 2011 included $861,000 in net gains on the sale of investment securities, reduced by $95,000 in other-than-temporary impairment charges. Excluding net investment securities gains, the Corporation recorded total other income of $831,000 for the three months ended March 31, 2011, compared to $895,000 for the three months ended March 31, 2010, a decrease of $64,000 or 7.2 percent, which was primarily in Annuities and insurance commissions of $87,000 partially offset by an increase in service charges on deposit accounts of $19,000.

Other Expense

The following table presents the principal categories of other expense for the periods indicated.

	Three Months Ended March 31,
			Increase	Percent
(dollars in thousands)	2011	2010	(Decrease)	Change
Salaries and employee benefits	$2,867	$2,657	$210	7.9%
Occupancy and equipment	866	889	(23)	(2.6)
FDIC insurance	528	618	(90)	(14.6)
Professional and consulting	241	274	(33)	(12.0)
Stationery and printing	101	84	17	20.2
Marketing and advertising	21	93	(72)	(77.4)
Computer expense	339	340	(1)	(0.3)
Other real estate owned expense	(1)	—	(1)	—
Loss on fixed asset net	—	(10)	10	100.0
Repurchase agreement termination fee	—	594	(594)	(100.0)
All other	973	853	120	14.1
Total other expense	$5,935	$6,392	$(457)	(7.1)%

For the three months ended March 31, 2011, total other expense decreased $457,000, or 7.1 percent, from the comparable three months ended March 31, 2010. This was primarily attributable to a decrease in a one time cost of $594,000 relative to the termination of a structured repurchase agreement partially offset by increases in salaries and employee benefits expense.

Salaries and employee benefits expense for the quarter ended March 31, 2011 increased $210,000 or 7.9 percent over the comparable period in the prior year. The increase was primarily due to additions to staff, merit increases and one time severance payments. Full-time equivalent staffing levels were 165 at March 31, 2011, 159 at December 31, 2010 and 162 at March 31, 2010.

Occupancy and equipment expense for the quarter ended March 31, 2011 decreased $23,000, or 2.6 percent, from the comparable three-month period in 2010. The decrease for the quarter was primarily attributable to expense reductions pertaining to the Corporation’s former operations facility that resulted from vacating and leasing the facility earlier in 2010. The decrease was primarily attributable to reductions of $68,000 in depreciation expense, $42,000 in building and equipment maintenance expense and $18,000 in real estate taxes, largely associated with the Corporation’s former operations facility. These decreases were offset by higher weather related maintenance cost in 2011.

FDIC insurance expense decreased $90,000 or 14.6% for the three months ended March 31, 2011 compared to the same period in 2010.

 Professional and consulting expense for the three months ended March 31, 2011 decreased $33,000 or 12.0 percent compared to the comparable quarter of 2010.  Expense decreases primarily occurred in legal fees related to the termination of a structured repurchase agreement in 2010.

Marketing and advertising expense for the three months ended March 31, 2011 decreased $72,000 or 77.4 percent, from the comparable period in 2010, primarily due to a reduction in print media costs.

All other expense for the three months ended March 31, 2011 increased $120,000 compared to the same quarter of 2010.  The increase was primarily due to real estate taxes of $50,000 related to a loan in non accrual status and deposit and lending related fee expenses of $34,000 and $13,000, respectively.

Provision for Income Taxes

For the quarter ended March 31, 2011, the Corporation recorded income tax expense of $1.7 million, compared with $1.6 million income tax benefit for the quarter ended March 31, 2010. The effective tax rates for the quarterly periods ended March 31, 2011 and 2010 were 36.2 percent and -122.1 percent, respectively. The atypical effective tax rate for the three months ended March 31, 2010 was due to the pre-tax loss for the quarter and the recognition of a tax benefit of $853,000 pertaining to prior uncertain tax positions for 2006 and 2007.

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

At March 31, 2011, the Corporation reflected a positive interest sensitivity gap with an interest sensitivity ratio of 1.18:1.00 at the cumulative one-year position. Based on management’s perception of interest rates remaining low through 2011, emphasis has been, and is expected to continue to be placed, on controlling liability costs while extending the maturities of liabilities in order to insulate the net interest spread from rising interest rates in the future. However, no assurance can be given that this objective will be met.

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

At March 31, 2011, the Parent Corporation had $3.4 million in cash and short-term investments compared to $4.3 million at December 31, 2010. Expenses at the Parent Corporation are moderate and management believes that the Parent Corporation presently has adequate liquidity to fund its obligations.

Certain provisions of long-term debt agreements, primarily subordinated debt, prevent the Corporation from creating liens on, disposing of or issuing voting stock of subsidiaries. As of March 31, 2011, the Corporation was in compliance with all covenants and provisions of these agreements.

Deposits

Total deposits increased to $934.6 million at March 31, 2011 from $860.3 million at December 31, 2010. Total non interest-bearing deposits increased from $144.2 million at December 31, 2010 to $154.9 million at March 31, 2011, an increase of $10.7 million or 7.4 percent. Interest-bearing demand, savings and time deposits under $100,000 increased a total of $17.7 million at March 31, 2011 as compared to December 31, 2010. Time deposits $100,000 and over also increased $45.9 million as compared to year-end 2010 primarily due to an increase in deposits received at the end of the quarter. Time deposits $100,000 and over represented 17.7 percent of total deposits at March 31, 2011 compared to 13.9 percent at December 31, 2010.

Core Deposits

The Corporation derives a significant proportion of its liquidity from its core deposit base. Total demand deposits, savings and money market accounts of $714.1 million at March 31, 2011 increased by $27.8 million, or 4.1 percent, from December 31, 2010. At March 31, 2011, total demand deposits, savings and money market accounts were 76.4 percent of total deposits compared to 79.8 percent at year-end 2010. Alternatively, the Corporation uses a more stringent calculation for the management of its liquidity positions internally, which calculation consists of total demand, savings accounts and money market accounts (excluding money market accounts greater than $100,000 and time deposits) as a percentage of total deposits. This number decreased by $5.9 million, or 1.25 percent, from $475.1 million at December 31, 2010 to $469.2 million at March 31, 2011 and represented 50.2 percent of total deposits at March 31, 2011 as compared with 55.2 percent at March 31, 2010.

The Corporation continues to place the main focus of its deposit gathering efforts in the maintenance, development, and expansion of its core deposit base. The emphasis on serving the needs of our communities will provide a long term relationship base that will allow the Corporation to efficiently compete for business in its market. The success of this strategy is reflected in the growth of the demand, savings and money market balances during the quarter.

The following table depicts the Corporation’s core deposit mix at March 31, 2011 and December 31, 2010 based on the Corporation’s alternative calculation:

	March 31, 2011		December 31, 2010		Dollar Change
	Amount	Percentage	Amount	Percentage	2011 vs. 2010
	(dollars in thousands)
Non interest-bearing demand	$154,910	33.0%	$144,210	30.4%	$10,700
Interest-bearing demand	179,980	38.4	186,509	39.2	(6,529)
Regular savings	99,529	21.2	112,305	23.6	(12,776)
Money market deposits under $100	34,775	7.4	32,105	6.8	2,670
Total core deposits	$469,194	100.0%	$475,129	100.0%	$(5,935)

Total deposits	$934,646		$860,332		$74,314
Core deposits to total deposits		50.2%		55.2%

Borrowings

Total borrowings amounted to $202.1 million at March 31, 2011, reflecting a decrease of $15.9 million from December 31, 2010. The decrease was primarily the result of the maturity of a Federal Home Loan Bank advance and the repayment of a Federal Funds Purchase, offset by an increase in overnight customer repurchase agreement activity.  Overnight customer repurchase transactions covering commercial customer sweep accounts totaled $35.9 million at March 31, 2011, compared with $28.9 million at December 31, 2010. The shift in the volume of repurchase agreements also accounted for a portion of the change in the Corporation’s non interest-bearing commercial checking account balance during the period.

Short-Term Borrowings

Short-term borrowings, which consist primarily of securities sold under agreements to repurchase, Federal Home Loan Bank (“FHLB”) advances and federal funds purchased, generally have maturities of less than one year. The details of these short-term borrowings are presented in the following table.

March 31, 2011
(dollars in thousands)
Average interest rate:
At quarter end	0.30%
For the quarter	0.27%
Average amount outstanding during the quarter	$47,287
Maximum amount outstanding at any month end in the quarter	$71,732
Amount outstanding at quarter end	$35,917

Long-Term Borrowings

Long-term borrowings, which consist primarily of FHLB advances and securities sold under agreements to repurchase, totaled $161.0 million at March 31, 2011, and mature within one to eight years. The FHLB advances are secured by pledges of FHLB stock, 1-4 family mortgages and U.S. government and Federal agency obligations. At March 31, 2011, FHLB advances and securities sold under agreements to repurchase had weighted average interest rates of 3.46 percent and 5.31 percent, respectively.

Subordinated Debentures

On December 19, 2003, Center Bancorp Statutory Trust II, a statutory business trust and wholly-owned subsidiary of Center Bancorp, Inc., issued $5.0 million of MMCapS capital securities to investors due on January 23, 2034. The trust loaned the proceeds of this offering to the Corporation and received in exchange $5.2 million of the Parent Corporation’s subordinated debentures. The subordinated debentures are redeemable in whole or part. The floating interest rate on the subordinated debentures is three-month LIBOR plus 2.85 percent and reprices quarterly. The rate at March 31, 2011 was 3.15 percent. The capital securities qualify as Tier 1 capital for regulatory capital purposes.

Cash Flows

The Consolidated Statements of Cash Flows present the changes in cash and cash equivalents resulting from the Corporation’s operating, investing and financing activities. During the three months ended March 31, 2011, cash and cash equivalents increased by $13.3 million over the balance at March 31, 2010. Net cash of $4.8 million was provided by operating activities, namely, net income as adjusted to net cash. Net income of $3.1 million was adjusted principally by net gains on sales of investment securities of $861,000, provision for loan losses of $878,000, a decrease in prepaid FDIC insurance assessments of $473,000 and a decrease in other assets of $349,000. Net cash used in investing activities amounted to approximately $19.9 million, primarily reflecting a net increase in investment securities of $12.5 million, along with a net increase in loans of $7.8 million. Net cash of $57.8 million was provided by financing activities, primarily from the increase in deposits of $74.3 million offset in part by the funding of decreases in short and long term borrowings during the period of $15.9 million.

Stockholders’ Equity

       Total stockholders’ equity amounted to $124.6 million, or 9.67 percent of total assets, at March 31, 2011, compared to $121.0 million or 10.02 percent of total assets at December 31, 2010. Book value per common share was $7.05 at March 31, 2011, compared to $6.83 at December 31, 2010. Tangible book value (i.e., total stockholders’ equity less preferred stock, goodwill and other intangible assets) per common share was $6.01 at March 31, 2011, compared to $5.79 at December 31, 2010.

Tangible book value per share is a non-GAAP financial measure and represents tangible stockholders’ equity (or tangible book value) calculated on a per common share basis. The Corporation believes that a disclosure of tangible book value per share may be helpful for those investors who seek to evaluate the Corporation’s book value per share without giving effect to goodwill and other intangible assets. The following table presents a reconciliation of total book value per share to tangible book value per share as of March 31, 2011 and December 31, 2010.

	March 31,	December 31,
	2011	2010
	(in thousands, except for share data)
Stockholders’ equity	$124,584	$120,957
Less: Preferred stock	9,721	9,700
Less: Goodwill and other intangible assets	16,942	16,959
Tangible common stockholders’ equity	$97,921	$94,298

Book value per common share	$7.05	$6.83
Less: Goodwill and other intangible assets	1.04	1.04
Tangible book value per common share	$6.01	$5.79

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

During the three months ended March 31, 2011, the Corporation had no purchases of common stock associated with its stock buyback programs. At March 31, 2011, there were 652,868 shares available for repurchase under the Corporation’s stock buyback programs. As described in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2010, the Corporation is restricted from repurchasing its Common Stock while its issued preferred stock is held by the U. S. Treasury.

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

The following is a summary of regulatory capital amounts and ratios as of March 31, 2011 for the Corporation and the Bank, compared with minimum capital adequacy requirements and the regulatory requirements for classification as a well-capitalized depository institution.

	Center Bancorp, Inc.		For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Provisions
At March 31, 2011	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)

Tier 1 leverage capital	$119,099	9.83%	$48,488	4.00%	N/A	N/A
Tier 1 risk-based capital	119,099	13.25%	35,946	4.00%	N/A	N/A
Total risk-based capital	128,690	14.32%	71,893	8.00%	N/A	N/A

	Union Center National Bank		For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Provisions
At March 31, 2011	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)

Tier 1 leverage capital	$115,652	9.54%	$48,471	4.00%	$60,589	5.00%
Tier 1 risk-based capital	115,652	12.87%	35,938	4.00%	53,906	6.00%
Total risk-based capital	125,243	13.94%	71,875	8.00%	89,844	10.00%

N/A - not applicable

The Office of the Comptroller of the Currency (“OCC”) has established higher minimum capital ratios for the Bank effective as of December 31, 2009:  Tier 1 leverage capital of 8.0 percent, Tier 1 risk-based capital of 10.0 percent and Total risk-based capital of 12.0 percent. As of March 31, 2011, management believes that each of the Bank and the Corporation meet all capital adequacy requirements to which it is subject, including those established for the Bank by the OCC.

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

This “Looking Forward” description constitutes a forward-looking statement under the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from those projected in the Corporation’s forward-looking statements due to numerous known and unknown risks and uncertainties, including the factors referred to in this quarterly report and in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

Based on the results of the interest simulation model as of March 31, 2011, and assuming that management does not take action to alter the outcome, the Corporation would expect an increase of 0.95 percent in net interest income if interest rates increased by 200 basis points from current rates in a gradual and parallel rate ramp over a twelve month period. These results and other analyses indicate to management that the Corporation’s net interest income is presently minimally sensitive to rising interest rates.

Based on management’s perception that financial markets will continue to be volatile, interest rates that are projected to continue at low levels will generate increased downward repricing of earning assets. Emphasis has been, and is expected to continue to be, placed on interest-sensitivity matching with an overall objective of improving the net interest spread and margin during 2011. However, no assurance can be given that this objective will be met.

Equity Price Risk

The Corporation is exposed to equity price risk inherent in its portfolio of publicly traded equity securities, which had an estimated fair value of approximately $4.9 million and $4.8 million at March 31, 2011 and December 31, 2010, respectively. We monitor equity investment holdings for impairment on a quarterly basis. In the event that the carrying value of the equity investment exceeds its fair value, and the decline in value is determined to be to be other than temporary, the carrying value is reduced to its current fair value by recording a charge to current operations. For the three months ended March 31, 2011 and 2010, the Corporation recorded no other-than-temporary impairment charges on its equity security holdings.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

In December 2009, the Corporation took steps to terminate a participation agreement with another New Jersey bank at December 31, 2009. Under the terms of the agreement, the participation ended on December 31, 2009, and, in the Corporation’s view, the lead bank is required to repurchase the remaining balance. The lead bank questioned our enforcement of the participation agreement. Therefore, the Corporation filed suit against Highlands State Bank (“Highlands”) in the Superior Court of New Jersey, Chancery Division, in Morris County, New Jersey (Docket No. MRS-C-189-09), for the return of the outstanding principal.  Highlands has answered the complaint and filed a counterclaim. The initial pleadings have been filed and the discovery phase is ongoing. For additional information regarding this matter, see Item 3 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2010.

There are no other significant pending legal proceedings involving the Corporation other than those arising out of routine operations. Based upon the information currently available, it is the opinion of management that the disposition or ultimate determination of such other claims will not have a material adverse impact on the consolidated financial position, results of operations, or liquidity of the Corporation.  This statement constitutes a forward-looking statement under the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from this statement as a result of various factors, including the uncertainties arising in proving facts within the context of the legal processes..

Item 1A. Risk Factors

There have been no material changes in risk factors from those disclosed under Item 1A, “Risk Factors” in Center Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2010.

Item 6. Exhibits

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer of the Corporation Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer of the Corporation Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of the Chief Executive Officer of the Corporation Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of the Chief Financial Officer of the Corporation Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* = Furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf, by the undersigned, thereunto duly authorized.

CENTER BANCORP, INC.
(Registrant)

By:	/s/ Anthony C. Weagley	By:	/s/ Vincent N. Tozzi
	Anthony C. Weagley President and Chief Executive Officer		Vincent N. Tozzi Vice President, Treasurer and Chief Financial Officer

	Date: May 10, 2011		Date: May 10, 2011