Form 10-Q
period 2011-06-30
CENTER BANCORP INC
filed 2011-08-09
CIK 712771

UNITED STATES OF AMERICA
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

                              (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2011

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, no par value:	16,290,700 shares
(Title of Class)	(Outstanding as of July 31, 2011)

i

PART I – FINANCIAL INFORMATION

The following unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and, accordingly, do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2011, or for any other interim period. The Center Bancorp, Inc. 2010 Annual Report on Form 10-K, should be read in conjunction with these financial statements.

Item 1. Financial Statements
CENTER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CONDITION
(Unaudited)

	June 30,	December 31,
(in thousands, except for share data)	2011	2010

ASSETS
Cash and due from banks	$109,467	$37,497
Investment securities:
Available for sale	377,214	378,080
Held to maturity (fair value of $42,122 in 2011 and $0 in 2010)	41,804	—
Loans	698,148	708,444
Less: Allowance for loan losses	9,836	8,867
Net loans	688,312	699,577
Restricted investment in bank stocks, at cost	9,194	9,596
Premises and equipment, net	12,578	12,937
Accrued interest receivable	5,229	4,134
Bank-owned life insurance	28,426	27,905
Goodwill and other intangible assets	16,927	16,959
Prepaid FDIC assessments	2,521	3,582
Other assets	15,766	17,118
Total assets	$1,307,438	$1,207,385

LIABILITIES
Deposits:
Non interest-bearing	$158,689	$144,210
Interest-bearing:
Time deposits $100 and over	168,925	119,651
Interest-bearing transaction, savings and time deposits $100 and less	638,062	596,471
Total deposits	965,676	860,332
Short-term borrowings	32,374	41,855
Long-term borrowings	161,000	171,000
Subordinated debentures	5,155	5,155
Accounts payable and accrued liabilities	13,129	8,086
Total liabilities	1,177,334	1,086,428

STOCKHOLDERS’ EQUITY
Preferred stock, $1,000 liquidation value per share, authorized 5,000,000 shares; issued 10,000 shares	9,741	9,700
Common stock, no par value, authorized 25,000,000 shares; issued 18,477,412 shares; outstanding 16,290,700 shares at June 30, 2011 and 16,289,832 shares at December 31, 2010	110,056	110,056
Additional paid-in capital	4,960	4,941
Retained earnings	26,963	21,633
Treasury stock, at cost (2,186,712 common shares at June 30, 2011 and 2,187,580 common shares at December 31, 2010)	(17,691)	(17,698)
Accumulated other comprehensive loss	(3,925)	(7,675)
Total stockholders’ equity	130,104	120,957
Total liabilities and stockholders’ equity	$1,307,438	$1,207,385

See accompanying notes to consolidated financial statements.

CENTER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except for share data)	2011	2010	2011	2010

Interest income
Interest and fees on loans	$8,950	$9,419	$18,167	$18,787
Interest and dividends on investment securities:
Taxable	3,428	2,864	6,806	5,873
Tax-exempt	351	56	439	173
Dividends	149	149	333	327
Total interest income	12,878	12,488	25,745	25,160
Interest expense
Interest on certificates of deposit $100 or more	348	340	613	754
Interest on other deposits	1,072	1,235	2,074	2,499
Interest on borrowings	1,665	2,256	3,320	4,741
Total interest expense	3,085	3,831	6,007	7,994
Net interest income	9,793	8,657	19,738	17,166
Provision for loan losses	250	781	1,128	1,721
Net interest income after provision for loan losses	9,543	7,876	18,610	15,445
Other income
Service charges, commissions and fees	461	459	910	889
Annuities and insurance commissions	33	23	39	116
Bank-owned life insurance	261	264	521	528
Other	176	79	292	187
Other-than-temporary impairment losses on investment securities	(142)	(705)	(237)	(8,472)
Portion of losses recognized in other comprehensive income, before taxes	—	—	—	3,377
Net other-than-temporary impairment losses on investment securities	(142)	(705)	(237)	(5,095)
Net gains on sale of investment securities	943	1,362	1,804	2,408
Net investment securities gains (losses)	801	657	1,567	(2,687)
Total other income (charges)	1,732	1,482	3,329	(967)
Other expense
Salaries and employee benefits	2,903	2,727	5,770	5,384
Occupancy and equipment	667	734	1,533	1,623
FDIC insurance	528	458	1,056	1,076
Professional and consulting	245	422	486	696
Stationery and printing	99	90	200	174
Marketing and advertising	65	105	86	197
Computer expense	350	340	689	680
Other real estate owned, net	—	43	(1)	43
Loss on fixed assets, net	—	437	—	427
Repurchase agreement termination fee	—	—	—	594
All other	900	912	1,873	1,766
Total other expense	5,757	6,268	11,692	12,660
Income before income tax expense (benefit)	5,518	3,090	10,247	1,818
Income tax expense (benefit)	1,934	1,076	3,645	(477)
Net Income	3,584	2,014	6,602	2,295
Preferred stock dividends and accretion	145	146	291	291
Net income available to common stockholders	$3,439	$1,868	$6,311	$2,004
Earnings per common share
Basic	$0.21	$0.13	$0.39	$0.14
Diluted	$0.21	$0.13	$0.39	$0.14
Weighted Average Common Shares Outstanding
Basic	16,290,700	14,574,832	16,290,547	14,574,832
Diluted	16,315,667	14,576,223	16,309,026	14,577,897
Dividend paid per common share	$0.03	$0.03	$0.06	$0.06

See accompanying notes to consolidated financial statements.

CENTER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

						Accumulated
			Additional			Other	Total
	Preferred	Common	Paid In	Retained	Treasury	Comprehensive	Stockholders’
(in thousands, except for share data)	Stock	Stock	Capital	Earnings	Stock	Loss	Equity

Balance—December 31, 2009	$9,619	$97,908	$5,650	$17,068	$(17,720)	$(10,776)	$101,749
Comprehensive income:
Net income				2,295			2,295
Other comprehensive income, net of tax						4,441	4,441
Total comprehensive income							6,736
Accretion of discount on preferred stock	41			(41)			—
Issuance cost of common stock				(3)			(3)
Cash dividends on preferred stock				(250)			(250)
Cash dividends declared on common stock ($0.06 per share)				(875)			(875)
Restricted stock awarded (2,083 shares)			3		22		25
Taxes related to stock-based compensation			8				8
Stock-based compensation expense			29				29

Balance—June 30, 2010	$9,660	$97,908	$5,690	$18,194	$(17,698)	$(6,335)	$107,419

Balance—December 31, 2010	$9,700	$110,056	$4,941	$21,633	$(17,698)	$(7,675)	$120,957
Comprehensive income:
Net income				6,602			6,602
Other comprehensive income, net of tax						3,750	3,750
Total comprehensive income							10,352
Accretion of discount on preferred stock	41			(41)			—
Issuance cost of common stock				(3)			(3)
Cash dividends on preferred stock				(250)			(250)
Cash dividends declared on common stock ($0.06 per share)				(978)			(978)
Stock issued for options exercise (868 shares)					7		7
Stock-based compensation expense			19				19

Balance—June 30, 2011	$9,741	$110,056	$4,960	$26,963	$(17,691)	$(3,925)	$130,104

See accompanying notes to consolidated financial statements.

CENTER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
(in thousands)	June 30,
	2011	2010
Cash flows from operating activities:
Net income	$6,602	$2,295
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of premiums and accretion of discounts on investment securities, net	2,036	720
Depreciation and amortization	484	592
Stock-based compensation	19	29
Provision for loan losses	1,128	1,721
Provision for deferred taxes	—	193
Net other-than-temporary impairment losses on investment securities	237	5,095
Gains on sales of investment securities, net	(1,804)	(2,408)
Loans originated for resale	(2,827)	(1,540)
Proceeds from sale of loans held for sale	2,481	1,538
(Gains) Loss on sale of loans held for sale	(32)	2
Net loss on sales and dispositions of premises and equipment	—	427
(Increase) decrease in accrued interest receivable	(1,095)	195
Decrease in prepaid FDIC insurance assessments	1,061	667
Increase in cash surrender value of bank-owned life insurance	(521)	(528)
Decrease in other assets	1,352	1,897
Decrease in other liabilities	(1,277)	(1,046)
Net cash provided by operating activities	7,844	9,849
Cash flows from investing activities:
Investment securities available-for-sale:
Purchases	(213,875)	(347,921)
Sales	158,201	362,354
Maturities, calls and principal repayments	30,180	25,110
Investment securities held-to-maturity:
Purchases	(5,843)	—
Net redemption (purchase) of restricted investment in bank stocks	402	(35)
Net decrease (increase) in loans	10,515	(2,838)
Purchases of premises and equipment	(93)	(171)
Proceeds from sale of premises and equipment	—	1
Net cash (used in) provided by investing activities	(20,513)	36,500
Cash flows from financing activities:
Net increase (decrease) in deposits	105,344	(11,246)
Net decrease in short-term borrowings	(9,481)	(3,447)
Repayments of long-term borrowings	(10,000)	(22,078)
Cash dividends on preferred stock	(250)	(250)
Cash dividends on common stock	(978)	(875)
Issuance cost of common stock	(3)	(3)
Issuance cost of restricted stock award	—	25
Proceeds from exercise of stock options	7	—
Taxes related to stock based awards	—	8
Net cash provided by (used in) financing activities	84,639	(37,866)
Net change in cash and cash equivalents	71,970	8,483
Cash and cash equivalents at beginning of period	37,497	89,168
Cash and cash equivalents at end of period	$109,467	$97,651
Supplemental disclosures of cash flow information:
Cash payments for:
Interest paid on deposits and borrowings	$6,037	$8,154
Income taxes	2,564	379
Supplemental disclosures of non-cash investing activities:
Trade date accounting settlements for investments, net	$3,761	$31,826
Transfer of loan to other real estate owned	$—	$1,780
Net investment in direct financing lease	$—	$3,700
Transfer from investment securities available-for-sale to investment securities
Held-to-maturity	$35,987	$—

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

Earnings per common share have been computed based on the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share amounts)	2011	2010	2011	2010

Net income	$3,584	$2,014	$6,602	$2,295
Preferred stock dividends and accretion	145	146	291	291
Net income available to common shareholders	$3,439	$1,868	$6,311	$2,004
Basic weighted average common shares outstanding	16,291	14,575	16,291	14,575
Plus: effect of dilutive options and warrants	25	1	18	3
Diluted weighted average common shares outstanding	16,316	14,576	16,309	14,578
Earning per common share:
Basic	$0.21	$0.13	$0.39	$0.14
Diluted	$0.21	$0.13	$0.39	$0.14

Note 3.  Stock-Based Compensation

The Corporation maintains two stock-based compensation plans from which new grants could be issued. The Corporation’s stock option plans permit Parent Corporation common stock to be issued to key employees and directors of the Corporation and its subsidiaries. The options granted under the plans are intended to be either incentive stock options or non-qualified options. Under the 2009 Equity Incentive Plan, a total of 394,417 shares are available for issuance. Under the 2003 Non-Employee Director Stock Option Plan, a total of 431,003 shares remain available for grant under the plan as of June 30, 2011 and are authorized for issuance. Such shares may be treasury shares, newly issued shares or a combination thereof.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3.  Stock-Based Compensation—(continued)

For the six months ended June 30, 2011, the Corporation’s income before income taxes and net income were reduced by $19,000 and $11,000, respectively, as a result of the compensation expense related to stock options. For the six months ended June 30, 2010, the Corporation’s income before income taxes and net income were reduced by $29,000 and $17,000, respectively, as a result of the compensation expense related to stock options.

Under the principal option plans, the Corporation may also grant restricted stock awards to certain employees. Restricted stock awards are non-vested stock awards. Restricted stock awards are independent of option grants and are generally subject to forfeiture if employment terminates prior to the release of the restrictions. Such awards generally vest within 30 days to five years from the date of grant. During that period, ownership of the shares cannot be transferred. Restricted stock has the same cash dividend and voting rights as other common stock and is considered to be currently issued and outstanding. The Corporation expenses the cost of restricted stock awards, which is determined to be the fair market value of the shares at the date of grant, ratably over the period during which the restrictions lapse. There were no restricted stock awards outstanding at June 30, 2011 and 2010.

There were 30,564 and 38,203 shares of common stock underlying granted options for the six months ended June 30, 2011 and 2010, respectively. The fair value of share-based payment awards was estimated using the Black-Scholes option pricing model with the following assumptions and weighted average fair values at the time the grants were awarded:

	Six Months Ended
	June 30,
	2011	2010
Weighted average fair value of grants	$1.89	$2.16
Risk-free interest rate	2.19%	2.29%
Dividend yield	1.32%	1.41%
Expected volatility	22.25%	28.6%
Expected life in months	65	62

Activity under the principal option plans as of June 30, 2011 and changes during the six months ended June 30, 2011 were as follows:

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
	Shares	Price	(Years)	Value
Outstanding at December 31, 2010	198,946	$9.75
Granted	30,564	8.28
Exercised	(3,648)	1.83
Forfeited/cancelled/expired	(12,857)	11.75
Outstanding at June 30, 2011	213,005	$9.56	5.31	$ 286,684
Exercisable at June 30, 2011	147,015	$9.89	3.77	$ 176,266

The aggregate intrinsic value of options above represents the total pre-tax intrinsic value (the difference between the Corporation’s closing stock price on the last trading day of the second quarter of 2011 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2011. This amount changes based on the fair value of the Corporation’s stock.

As of June 30, 2011, there was approximately $75,000 of total unrecognized compensation expense relating to unvested stock options. These costs are expected to be recognized over a weighted average period of 1.49 years.

Note 4.  Recent Accounting Pronouncements

In January 2011, the FASB issued ASU No. 2011-01, "Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20." The provisions of ASU No. 2010-20 required the disclosure of more granular information on the nature and extent of troubled debt restructurings and their effect on the Allowance for the period ended June 30, 2011. The amendments in this ASU defer the effective date related to these disclosures, enabling creditors to provide those disclosures after the FASB completes its project clarifying the guidance for determining what constitutes a troubled debt restructuring. As the provisions of this ASU only defer the effective date of disclosure requirements related to troubled debt restructurings, the adoption of this ASU will have no impact on the Corporation's statements of income and condition.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In April 2011, the FASB issued ASU No. 2011-03, “Reconsideration of Effective Control for Repurchase Agreements.”  ASU No. 2011-03 modifies the criteria for determining when repurchase agreements would be accounted for as a secured borrowing rather than as a sale.  Currently, an entity that maintains effective control over transferred financial assets must account for the transfer as a secured borrowing rather than as a sale.  The provisions of ASU No. 2011-03 removes from the assessment of effective control the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee.  The FASB believes that contractual rights and obligations determine effective control and that there does not need to be a requirement to assess the ability to exercise those rights.  ASU No. 2011-03 does not change the other existing criteria used in the assessment of effective control.  The provisions of ASU No. 2011-03 are effective prospectively for transactions, or modifications of existing transactions, that occur on or after January 1, 2012.  As the Corporation accounts for all of its repurchase agreements as collateralized financing arrangements, the adoption of this ASU is not expected to have a material impact on the Corporation’s statements of income and condition.

In May 2011, the FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.”  ASU No. 2011-04 results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between U.S. GAAP and International Financial Reporting Standards (“IFRS”).  The changes to U.S. GAAP as a result of ASU No. 2011-04 are as follows:  (1) The concepts of highest and best use and valuation premise are only relevant when measuring the fair value of nonfinancial assets (that is, it does not apply to financial assets or any liabilities); (2) U.S. GAAP currently prohibits application of a blockage factor in valuing financial instruments with quoted prices in active markets;  ASU No. 2011-04 extends that prohibition to all fair value measurements; (3) An exception is provided to the basic fair value measurement principles for an entity that holds a group of financial assets and financial liabilities with offsetting positions in market risks or counterparty credit risk that are managed on the basis of the entity’s net exposure to either of those risks; this exception allows the entity, if certain criteria are met, to measure the fair value of the net asset or liability position in a manner consistent with how market participants would price the net risk position; (4) Aligns the fair value measurement of instruments classified within an entity’s shareholders’ equity with the guidance for liabilities; and (5) Disclosure requirements have been enhanced for recurring Level 3 fair value measurements to disclose quantitative information about unobservable inputs and assumptions used, to describe the valuation processes used by the entity, and to describe the sensitivity of fair value measurements to changes in unobservable inputs and interrelationships between those inputs.  In addition, entities must report the level in the fair value hierarchy of items that are not measured at fair value in the statement of condition but whose fair value must be disclosed.  The provisions of ASU No. 2011-04 are effective for the Corporation’s interim reporting period beginning on or after December 15, 2011.  The adoption of ASU No. 2011-04 is not expected to have a material impact on the Corporation’s statements of income or statements of condition.

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income.”  The provisions of ASU No. 2011-05 allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income.  The statement(s) are required to be presented with equal prominence as the other primary financial statements.  ASU No. 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity but does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.  The provisions of ASU No. 2011-05 are effective for the Corporation’s interim reporting period beginning on or after December 15, 2011, with retrospective application required.  The adoption of ASU No. 2011-05 is expected to result in presentation changes to the Corporation’s statements of income and the addition of a statement of comprehensive income.  The adoption of ASU No. 2011-05 will have no impact on the Corporation’s statements of condition.

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

In July 2010, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") No. 2010-20, "Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses," which requires that the Corporation provide a greater level of disaggregated information about the credit quality of the Corporation’s loans and leases and the allowance for loan and lease losses (the "Allowance"). This ASU also requires the Corporation to disclose on a prospective basis, additional information related to credit quality indicators, non-accrual loans and leases, and past due information. The Corporation adopted the provisions of this ASU in preparing the Consolidated Financial Statements as of and for the year ended December 31, 2010. As this ASU amends only the disclosure requirements for loans and leases and the Allowance, the adoption of this ASU for the quarter and six month period ended June 30, 2011 and the year ended December 31, 2010, respectively, had no impact on the Corporation’s statements of income and condition. The required disclosures are presented in the following tables and related discussion later in this Note.

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

Payments received on non-accrual loans are applied against principal. A loan may only be restored to an accruing basis when it again becomes well secured and in the process of collection or all past due amounts have been collected and six months of payments to demonstrate that the borrower can continue to meet the loan terms. Loan origination fees and certain direct loan origination costs are deferred and recognized over the life of the loan as an adjustment to the loan’s yield using the level yield method.

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

The Corporation has defined its population of impaired loans to include all non-accrual and troubled debt restructuring loans. As part of the evaluation of the value of impaired loans, the Corporation reviews all non-homogeneous loans in each instance above an established dollar threshold of $200,000 for impairment internally classified as substandard or below. Smaller impaired non-homogeneous loans and impaired homogeneous loans are not measured for specific reserves and are covered under the Corporation’s general reserve.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Allowance for Loan Losses

The allowance for loan losses is maintained at a level determined adequate to provide for probable loan losses. The allowance is increased by provisions charged to operations and reduced by loan charge-offs, net of recoveries. The allowance is based on management’s evaluation of the loan portfolio considering economic conditions, the volume and nature of the loan portfolio, historical loan loss experience and individual credit situations.

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

The following table sets forth the composition of the Corporation’s loan portfolio including net deferred fees and costs, at June 30, 2011 and December 31, 2010:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	June 30,	December 31,
	2011	2010
	(Dollars in Thousands)
Commercial and industrial	$126,304	$121,034
Commercial real estate	371,768	372,001
Construction	40,402	49,744
Residential mortgage	159,321	165,154
Installment	353	511
Total loans	$698,148	$708,444

Included in the loan balances above are net deferred loan costs of $83,000 and $258,000 at June 30, 2011 and December 31, 2010, respectively.

At June 30, 2011 and December 31, 2010, loans to executive officers and directors aggregated approximately $2,862,000 and $5,456,000, respectively. During the period ended June 30, 2011, the Corporation made no new loans to executive officers and directors; payments by such persons during 2011 aggregated $2,594,000.

Management is of the opinion that the above loans were made on the same terms and conditions as those prevailing for comparable transactions with non-related borrowers.

At June 30, 2011 and December 31, 2010, loan balances of approximately $352.6 million and $435.9 million, respectively, were pledged to secure short term borrowings from the Federal Reserve Bank of New York and Federal Home Loan Bank Advances.

The following table presents information about loan receivables on non-accrual status at June 30, 2011 and December 31, 2010:

Loans Receivable on Non-Accrual Status
	June 30, 2011	December 31, 2010
	(Dollars in Thousands)
Commercial and Industrial	$100	$456
Commercial Real Estate	374	3,563
Construction	6,297	5,865
Residential Mortgage	3,366	1,290
Total loans receivable on non-accrual status	$10,137	$11,174

The Corporation continuously monitors the credit quality of its loans receivable. In addition to the internal staff, the Corporation utilizes the services of a third party loan review firm to rate the credit quality of its loans receivable. Credit quality is monitored by reviewing certain credit quality indicators. Assets classified “Pass” are deemed to possess average to superior credit quality, requiring no more than normal attention. Assets classified as “Special Mention” have generally acceptable credit quality yet possess higher risk characteristics/circumstances than satisfactory assets. Such conditions include strained liquidity, slow pay, stale financial statements, or other conditions that require more stringent attention from the lending staff. These conditions, if not corrected, may weaken the loan quality or inadequately protect the Corporation’s credit position at some future date. Assets are classified “Substandard” if the asset has a well defined weakness that requires management’s attention to a greater degree than for loans classified special mention. Such weakness, if left uncorrected, could possibly result in the compromised ability of the loan to perform to contractual requirements. An asset is classified as “Doubtful” if it is inadequately protected by the net worth and/or paying capacity of the obligor or of the collateral, if any, that secures the obligation. Assets classified as doubtful include assets for which there is a “distinct possibility” that a degree of loss will occur if the inadequacies are not corrected. All loans past due 90 days or more and all impaired loans are included in the appropriate category below. The following table presents information about the loan credit quality at June 30, 2011 and December 31, 2010:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Credit Quality Indicators
			June 30, 2011
			(Dollars in Thousands)
	Pass	Special Mention	Substandard	Doubtful	Total
Commercial and industrial	$122,427	$2,379	$1,498	$—	$126,304
Commercial real estate	331,267	26,472	14,029	—	371,768
Construction	34,106	—	6,296	—	40,402
Residential mortgage	153,167	—	6,154	—	159,321
Installment	353	—	—	—	353

Total loans	$641,320	$28,851	$27,977	$—	$698,148
Credit Quality Indicators
			December 31, 2010
			(Dollars in Thousands)
	Pass	Special Mention	Substandard	Doubtful	Total
Commercial and industrial	$116,741	$1,929	$2,364	$—	$121,034
Commercial real estate	345,096	15,383	11,522	—	372,001
Construction	43,879	—	3,588	2,277	49,744
Residential mortgage	161,558	—	3,596	—	165,154
Installment	511	—	—	—	511

Total loans	$667,785	$17,312	$21,070	$2,277	$708,444

Note 5 — Loans and the Allowance for Loan Losses – (continued)

The following table provides an analysis of the impaired loans at June 30, 2011 and December 31, 2010:
Impaired Loans
	At or for the six months ended June 30, 2011
	(Dollars in Thousands)
			Related
	Recorded Investment	Unpaid Principal Balance	Allowance
No related allowance recorded:

Commercial real estate	$1,671	$1,972	$—
Construction	2,277	5,054	—
Residential mortgage	—	—	—
Total	$3,948	$7,026	$—

With An Allowance Recorded

Commercial real estate	$4,554	$4,554	$581
Construction	4,020	4,020	648
Residential mortgage	3,207	3,207	61
Total	$11,781	$11,781	$1,290

Total
Commercial and industrial	$—	$—	$—
Commercial real estate	6,225	6,526	581
Construction	6,297	9,074	648
Residential mortgage	3,207	3,207	61
Total (including related allowance)	$15,729	$18,807	$1,290

Impaired Loans

	At or for the year ended December 31, 2010
	(Dollars in Thousands)
			Related
	Recorded Investment	Unpaid Principal Balance	Allowance
No related allowance recorded:

Commercial and industrial	$1,364	$1,908	$—
Commercial real estate	3,984	4,625	—
Construction	5,865	8,642	—
Residential mortgage	1,462	1,765	—
Total	$12,675	$16,940	$—

With An Allowance Recorded

Commercial real estate	$4,180	$4,180	$618
Residential mortgage	1,354	1,354	21
Total	$5,534	$5,534	$639

Total
Commercial and industrial	$1,364	$1,908	$—
Commercial real estate	8,164	8,805	618
Construction	5,865	8,642	—
Residential mortgage	2,816	3,119	21
Total (including related allowance)	$18,209	$22,474	$639

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended June 30, 2011		Six Months Ended June 30, 2011		For the Year Ended December 31, 2011
	(Dollars in Thousands)
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized

Impaired loans with no related allowance recorded:

Commercial and industrial	$499	$—	$703	$11	$1,933	$87
Commercial real estate	3,622	79	3,773	84	4,274	78
Construction	2,277	—	2,277	—	6,855	112
Residential mortgage	—	—	—	—	1,711	27
Total	$6,398	$79	$6,753	$95	$14,773	$304

Impaired loans with an allowance recorded:

Commercial and industrial	$—	$—	$—	$—	$—	$—
Commercial real estate	4,517	34	4,554	68	4,181	204
Construction	4,029	—	4,029	—	—	—
Residential mortgage	2,992	16	3,210	30	1,356	76
Total	$11,538	$50	$11,793	$98	$5,537	$280

Impaired loans:

Commercial and industrial	$499	$—	$703	$11	$1,933	$87
Commercial real estate	8,139	113	8,327	152	8,455	282
Construction	6,306	—	6,306	—	6,855	112
Residential mortgage	2,992	16	3,210	30	3,067	103
Total	$17,936	$129	$18,546	$193	$20,310	$584

The Corporation defines an impaired loan as a loan for which it is probable, based on information available at the determination date, that the Corporation will not collect all amounts due under the contractual terms of the loan. At June 30, 2011 impaired loans were primarily collateral dependent, and totaled $15.7 million. Specific allowance for loan loss of $1.3 million was assigned to impaired loans of $11.8 million. Loans in the amount of $3.9 million had no specific allowance allocation.

Loans are considered to have been modified in a troubled debt restructuring when due to a borrower's financial difficulties, the Corporation makes certain concessions to the borrower that it would not otherwise consider. Modifications may include interest rate reductions, principal or interest forgiveness, forbearance, and other actions intended to minimize economic loss and to avoid foreclosure or repossession of collateral. Generally, a non-accrual loan that has been modified in a troubled debt restructuring remains on non-accrual status for a period of six months to demonstrate that the borrower is able to meet the terms of the modified loan. However, performance prior to the modification, or significant events that coincide with the modification, are included in assessing whether the borrower can meet the new terms and may result in the loan being returned to accrual status at the time of loan modification or after a shorter performance period. If the borrower's ability to meet the revised payment schedule is uncertain, the loan remains on non-accrual status. Included in impaired loans at June 30, 2011 are loans that are deemed troubled debt restructurings. Of these loans, $8.2 million, 94% of which are included in the tables above, are performing under the restructured terms and are accruing interest.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides an analysis of the age of loans that are past due at June 30, 2011 and December 31, 2010:

Aging Analysis
	June 30, 2011
	(Dollars in Thousands)
							Loans
							Receivable >
	30-59 Days Past	60-89 Days Past	Greater Than	Total Past		Total Loans	90 Days And
	Due	Due	90 Days	Due	Current	Receivable	Accruing
Commercial and Industrial	$1,311	$82	$350	$1,743	$124,561	$126,304	$250
Commercial Real Estate	383	1,396	826	2,605	369,163	371,768	452
Construction	—	—	6,297	6,297	34,105	40,402	—
Residential Mortgage	387	105	3,677	4,169	155,152	159,321	311
Installment	2	—	—	2	351	353	—
Total	$2,083	$1,583	$11,150	$14,816	$683,332	$698,148	$1,013

	December 31, 2010
	(Dollars in Thousands)
							Loans
							Receivable >
	30-59 Days Past	60-89 Days Past	Greater Than	Total Past		Total Loans	90 Days And
	Due	Due	90 Days	Due	Current	Receivable	Accruing
Commercial and Industrial	$1,509	$476	$456	$2,441	$118,593	$121,034	$—
Commercial Real Estate	4,290	2,229	3,563	10,082	361,919	372,001	—
Construction	170	449	5,865	6,484	43,260	49,744	—
Residential Mortgage	1,814	309	2,004	4,127	161,027	165,154	714
Installment	9	—	—	9	502	511	—
Total	$7,792	$3,463	$11,888	$23,143	$685,301	$708,444	$714

The following table details the amount of loans receivable that are evaluated individually, and collectively, for impairment, and the related portion of the allowance for loan loss that is allocated to each loan portfolio segment:

Allowance for loan and lease losses

	June 30, 2011
	(Dollars in Thousands)
	C & I	Comm R/E	Construction	Res Mtge	Installment	Unallocated	Total
Allowance for loan and lease losses:
Individually evaluated for impairment	$—	$581	$648	$61	$—	$—	$1,290
Collectively evaluated for impairment	1,376	5,574	482	944	56	114	8,546
Total	$1,376	$6,155	$1,130	$1,005	$56	$114	$9,836

Loans Receivable
Individually evaluated for impairment	$1,079	$14,210	$6,296	$3,208	$—	$—	$24,793
Collectively evaluated for impairment	125,225	357,558	34,106	156,113	353	—	673,355
Total	$126,304	$371,768	$40,402	$159,321	$353	$—	$698,148

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

 A summary of the activity in the allowance for loan losses is as follows:

	Three Months Ended June 30, 2011
	(Dollars in Thousands)
	C & I	Comm R/E	Construction	Res Mtge	Installment	Unallocated	Total
Balance at April 1,	$1,378	$6,183	$900	$952	$51	$127	$9,591

Charge offs	(20)	—	—	—	(4)	—	(24)

Recoveries	—	15	—	2	2	—	19

Provision	18	(43)	230	51	7	(13)	250

Balance at June 30,	$1,376	$6,155	$1,130	$1,005	$56	$114	$9,836

	Six Months Ended June 30, 2011
	(Dollars in thousands)
	C & I	Comm R/E	Construction	Res Mtge	Installment	Unallocated	Total

Balance at January 1,	$1,272	$5,715	$551	$1,038	$52	$239	$8,867

Charge offs	(185)	—	—	(23)	(7)	—	(215)

Recoveries	35	15	—	2	4	—	56

Provision	254	425	579	(12)	7	(125)	1,128

Balance at June 30,	$1,376	$6,155	$1,130	$1,005	$56	$114	$9,836

The amount of interest income that would have been recorded on non-accrual loans during the six months ended June 30, 2011, the year ended December 31, 2010, had payments remained in accordance with the original contractual terms, was $324,000 and $598,000, respectively.

At June 30, 2011, there were no commitments to lend additional funds to borrowers whose loans were on non-accrual status or were contractually past due in excess of 90 days and still accruing interest.

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

Disclosure of comprehensive income for the six months ended June 30, 2011, and 2010 is presented in the Consolidated Statements of Changes in Stockholders’ Equity. The table below provides a reconciliation of the components of other comprehensive income (loss) to the data provided in the Consolidated Statements of Changes in Stockholders’ Equity.

The components of other comprehensive income (loss), net of tax, were as follows for the periods indicated:

	Six Months Ended June 30,
	2011	2010
	(in thousands)
Reclassification adjustment of OTTI losses included in income	$237	$5,095
Unrealized gains on available-for-sale securities	7,543	4,661
Reclassification adjustment for net gains arising during this period	(1,804)	(2,408)
Net unrealized gains on Available-for-sale securities	5,976	7,348
Unrealized holding gains on securities transferred from Available-for-sale to Held-to-maturity	333	—
Net unrealized gain on securities	6,309	7,348
Tax effect	(2,474)	(2,907)
Net of tax amount	3,835	4,441
Change in minimum pension liability	(142)	—
Tax effect	57	—
Net of tax amount	(85)	—
Other comprehensive income, net of tax	$3,750	$4,441

Accumulated other comprehensive loss at June 30, 2011 and December 31, 2010 consisted of the following:

	June 30, 2011	December 31, 2010
	(in thousands)
Investment securities available-for-sale, net of tax	$(1,700)	$(5,327)
Unamortized component of transfer of securities from Available-for-sale to Held-to-maturity, net of tax	208	—
Defined benefit pension and post-retirement plans, net of tax	(2,433)	(2,348)
Total accumulated other comprehensive loss	$(3,925)	$(7,675)

Note 7.  Investment Securities

The Corporation’s investment securities are classified as available-for-sale and held-to-maturity at June 30, 2011 and available-for-sale at December 31, 2010. Investment securities available-for-sale are reported at fair value with unrealized gains or losses included in equity, net of tax. Accordingly, the carrying value of such securities reflects their fair value at the balance sheet date. Fair value is based upon either quoted market prices, or in certain cases where there is limited activity in the market for a particular instrument, assumptions are made to determine their fair value. See Note 8 of the Notes to Consolidated Financial Statements for a further discussion.

Transfers of debt securities from the available-for-sale category to the held-to-maturity category are made at fair value at the date of transfer. The unrealized holding gain or loss at the date of transfer remains in accumulated other comprehensive income and in the carrying value of the held-to-maturity investment security. Premiums or discounts on investment securities are amortized or accreted using the effective interest method over the life of the security as an adjustment of yield. Unrealized holding gains or losses that remain in accumulated other comprehensive income are amortized or accreted over the remaining life of the security as an adjustment of yield, offsetting the related amortization of the premium or accretion of the discount.

The following tables present information related to the Corporation’s investment securities at June 30, 2011 and December 31, 2010.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	June 30, 2011
		Gross	Gross
	Amortized	Unrealized	Unrealized
(in thousands)	Cost	Gains	Losses	Fair Value

Investment Securities Available-for-Sale:
Federal agency obligations	$52,972	$912	$(262)	$53,622
Residential mortgage pass-through securities	158,392	615	(795)	158,212
Obligations of U.S. states and political subdivisions	32,662	310	(138)	32,834
Trust preferred securities	22,279	67	(1,691)	20,655
Corporate bonds and notes	105,115	321	(805)	104,631
Collateralized mortgage obligations	3,471	—	(1,112)	2,359
Equity securities	5,135	74	(308)	4,901
Total	$380,026	$2,299	$(5,111)	$377,214

	June 30, 2011
		Gross	Gross
	Amortized	Unrealized	Unrealized
(in thousands)	Cost	Gains	Losses	Fair Value

Investment Securities Held-to-Maturity:
Federal agency obligations	$4,030	$67	$—	$4,097
Obligations of U.S. states and political subdivisions	37,774	324	(73)	38,025
Total	$41,804	$391	$(73)	$42,122

Total investment securities	$421,830	$2,690	$(5,184)	$419,336

During the six months ended June 30, 2011, the Corporation reclassified at fair value approximately $36.0 million in available-for-sale investment securities to the held-to-maturity category. The related after-tax gains of approximately $218,000 remained in accumulated other comprehensive income and will be amortized over the remaining life of the securities as an adjustment of yield, offsetting the related amortization of the premium or accretion of the discount on the transferred securities. No gains or losses were recognized at the time of reclassification. Management considers the held-to-maturity classification of these investment securities to be appropriate as the Corporation has the positive intent and ability to hold these securities to maturity.

		December 31, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized
(in thousands)	Cost	Gains	Losses	Fair Value

Investment Securities Available-for-Sale:
U.S. Treasury and agency securities	$7,123	$—	$(128)	$6,995
Federal agency obligations	68,051	1,071	(641)	68,481
Residential mortgage pass-through securities	180,037	115	(2,419)	177,733
Obligations of U.S. states and political subdivisions	38,312	1	(1,088)	37,225
Trust preferred securities	21,222	26	(2,517)	18,731
Corporate bonds and notes	63,047	—	(l,613)	61,434
Collateralized mortgage obligations	3,941	—	(1,213)	2,728
Equity securities	5,135	—	(382)	4,753
Total	$386,868	$1,213	$(10,001)	$378,080

The following table presents information for investment securities available-for-sale at June 30, 2011, based on scheduled maturities. Actual maturities can be expected to differ from scheduled maturities due to prepayment or early call options of the issuer.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	June 30, 2011
	Amortized
	Cost	Fair Value
Investment Securities Available-for-Sale:	(in thousands)
Due in one year or less	$—	$—
Due after one year through five years	44,856	44,976
Due after five years through ten years	65,664	65,070
Due after ten years	105,979	104,055
Mortgage-backed securities (1)	158,392	158,212
Equity securities	5,135	4,901
Total	$380,026	$377,214
Investment Securities Held-to-Maturity:
Due in one year or less	$—	$—
Due after one year through five years	—	—
Due after five years through ten years	987	1,001
Due after ten years	40,817	41,121
Total	$41,804	$42,122

Total investment securities	$421,830	$419,336

(1) Debt securities without stated maturities.

For the six months ended June 30, 2011, available for sale investment securities sold amounted to approximately $158.2 million.  Gross realized gains on investment securities sold amounted to approximately $1.9 million, while gross realized losses on investment securities sold amounted to approximately $69,000 for the period. For the six months ended June 30, 2010, investment securities sold amounted to approximately $362.4 million.  Gross realized gains on investment securities sold amounted to approximately $2.6 million, while gross realized losses on investment securities sold amounted to approximately $179,000 for the period.

For the six months ended June 30, 2011, the Corporation recorded other-than temporary impairment (“OTTI”) charges of approximately $18,000 and principal losses of $219,000 on a variable rate private label collateralized mortgage obligation (“CMO”). For the six months ended June 30, 2010, the Corporation recorded OTTI charges of $1,785,000 on two pooled trust preferred securities, $310,000 on one variable rate private label CMOs, and $3,000,000 on one trust preferred security.

The following summarizes OTTI charges for the periods indicated.

	Six Months Ended
	June 30, 2011	June 30, 2010
	(in thousands)
Other than temporary impairment charges	$18	$310
1 Trust Preferred security	—	3,000
2 Pooled trust preferred securities	—	1,785
Principal losses on 3 variable rate CMOs	219	—
Total other-than-temporary impairment charges	$237	$5,095

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following table presents detailed information for each trust preferred security held by the Corporation at June 30, 2011 which has at least one rating below investment grade.

								Deferrals	Expected
								and	Deferrals/Defaults
	Single					Lowest	Number of	Defaults	as % of
	Issuer		Adjusted		Gross	Credit	Banks	as % of	Remaining
	or	Class/	Cost	Fair	Unrealized	Rating	Currently	Original	Performing
Deal Name	Pooled	Tranche	Basis	Value	Gain (Loss)	Assigned	Performing	Collateral	Collateral
	(dollars in thousands)
Countrywide Capital IV	Single	—	$1,770	$1,762	$(8)	BB+	1	None	None
Countrywide Capital V	Single	—	2,747	2,749	2	BB+	1	None	None
Countrywide Capital V	Single	—	250	250	—	BB+	1	None	None
NPB Capital Trust II	Single	—	868	809	(59)	NR	1	None	None
Citigroup Cap IX	Single	—	991	994	3	BB+	1	None	None
Citigroup Cap IX	Single	—	1,903	1,802	(101)	BB+	1	None	None
Citigroup Cap XI	Single	—	245	233	(12)	BB+	1	None	None
BAC Capital Trust X	Single	—	2,500	2,372	(128)	BB+	1	None	None
NationsBank Cap Trust III	Single	—	1,570	1,264	(306)	BB+	1	None	None
Morgan Stanley Cap Trust IV	Single	—	2,500	2,423	(77)	BB+	1	None	None
Morgan Stanley Cap Trust IV	Single	—	1,741	1,695	(46)	BB+	1	None	None
Saturns-GS 2004-06	Single	—	242	241	(1)	BBB-	1	None	None
Saturns-GS 2004-06	Single	—	312	311	(1)	BBB-	1	None	None
Saturns-GS 2004-04	Single	—	779	690	(89)	BBB-	1	None	None
Saturns-GS 2004-04	Single	—	22	19	(3)	BBB-	1	None	None
USB Capital VII	Single	—	1,214	1,259	45	BBB+	1	None	None
USB Capital VII	Single	—	561	581	20	BBB+	1	None	None
Goldman Sachs	Single	—	999	927	(72)	BBB-	1	None	None
ALESCO Preferred Funding
VI	Pooled	C2	259	115	(144)	Ca	42 of 65 (1)	34.2%	28.9%
ALESCO Preferred Funding
VII	Pooled	C1	806	222	(584)	Ca	58 of 78 (1)	30.8%	31.1%

(1)	Includes banks and insurance companies.

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

One of the Pooled TRUPS, ALESCO 6, has incurred its ninth interruption of cash flow payments to date. Management reviewed the expected cash flow analysis and credit support to determine if it was probable that all principal and interest would be repaid, and recorded no other-than-temporary impairment charge for the six months ended June 30, 2011 and $466,000 for the six months ended June 30, 2010. The new cost basis for this security has been written down to $259,000 and has a par amount of $3.2 million. The other Pooled TRUP, ALESCO 7, incurred its seventh interruption of cash flow payments to date. Management reviewed the expected cash flow analysis and credit support to determine if it was probable that all principal and interest would be repaid, and recorded no other-than-temporary impairment charge for the six months ended June 30, 2011, and $1,319,000 for the six months ended June 30, 2010. The new cost basis for this security has been written down to $806,000 and has a par amount of $3.1 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Credit Loss Portion of OTTI Recognized in Earnings on Debt Securities

	Quarter	Year
	Ended	Ended
	June 30,	December
	2011	31, 2010
	(in thousands)
Balance of credit-related OTTI at January 1,	$6,197	$3,621
Addition:
Credit losses on investment securities for which other-than-temporary impairment was not previously recognized	237	5,576
Reduction:
Credit losses on investment securities sold during the period	—	(3,000)
Balance of credit-related OTTI at period end	$6,434	$6,197

The Corporation owns three variable rate private label collateralized mortgage obligations (CMOs), which were also evaluated for impairment. These CMOs were originally issued in 2006 and are 30 year Adjustable Rate Mortgage loans secured by a first lien, fully amortizing one-to-four residential mortgage loans. The tranche purchased was a Super Senior with an original credit rating of AAA/AAA. The top five states geographic concentration comprised in the deal were California 18.2 percent, Arizona 10.5 percent, Virginia 6.1 percent, Florida 6.5 percent and Nevada 6.3 percent. No one state exceeded a 25 percent concentration. These states have been heavily impacted by the financial crises and as such have sustained heavy delinquencies affecting the credit rating of the security. Management had applied aggressive default rates to identify if any credit impairment exists, as these bonds were downgraded to below investment grade. The Corporation recorded $133,000 in principal losses on these bonds for the three months and $219,000 for the six months ended June 30, 2011, and $105,000 for the three months and six months ended June 30, 2010, and expects additional losses in future periods. As such, management determined that an other-than-temporary impairment charge exists and recorded a cumulative $566,000 write down to the bonds, which represents 14.2 percent of the par amount of $4.0 million. The new cost basis for these securities has been written down to $3.5 million.

At June 30, 2011, excess subordination as a percentage of remaining performing collateral for the ALESCO Preferred Funding VI and VII investments were -44.3 percent and -36.5 percent, respectively. Excess subordination is the amount of performing collateral above the amount of outstanding collateral underlying each class of the security. The Excess Subordination as a Percent of Remaining Performing Collateral reflects the difference between the performing collateral and the collateral underlying each security divided by the performing collateral. A negative number results when the paying collateral is less than the collateral underlying each class of the security. A low or negative number decreases the likelihood of full repayment of principal and interest accordingly to original contractual terms.

The Corporation did not record other-than-temporary impairment charges relating to equity holdings in bank stocks for the six month period ended June 30, 2011 or June 30, 2010.

The Corporation’s investment portfolio also includes overnight investments that were made into the Reserve Primary Fund (the “Fund”), a money market fund registered with the Securities and Exchange Commission as an investment company under the Investment Company Act of 1940. On September 22, 2008, the Fund announced that redemptions of shares of the Fund were suspended pursuant to an SEC order so that an orderly liquidation could be effected for the protection of the Fund’s investors. Through December 31, 2009, the Corporation has received five distributions from the Fund, totaling approximately 92 percent of its outstanding balance, leaving a remaining outstanding balance in the Fund of $2.943 million. On January 29, 2010, as part of the court order liquidation of the Fund, the Corporation received a sixth distribution or $2.446 million, bringing total distributions to date to approximately 99 percent. During the fourth quarter of 2009, the Corporation recorded a $364,000, or approximately 1 percent, other-than-temporary impairment charge to earnings relating to a court-ordered liquidation of the Fund. The Corporation’s outstanding carrying balance in the Fund as of January 31, 2010 totaled $133,000. The Corporation’s outstanding carrying balance in the Fund as of December 31, 2010 was zero after recording to earnings approximately $30,000 as partial recovery of the OTTI charge. Future liquidation distributions received by the Corporation, if any, will be recorded to earnings. As of June 30, 2011 there had been no change in the status of the Fund from December 31, 2010.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Temporarily Impaired Investments

For all other securities, the Corporation does not believe that the unrealized losses, which were comprised of 102 investment securities as of June 30, 2011, represent an other-than-temporary impairment. The gross unrealized losses associated with Federal agency obligations, mortgage-backed securities, corporate bonds and tax-exempt securities are not considered to be other than temporary because their unrealized losses are related to changes in interest rates and do not affect the expected cash flows of the underlying collateral or issuer.

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

The Corporation evaluates all securities with unrealized losses quarterly to determine whether the loss is other than temporary. Unrealized losses in the mortgage-backed securities category consist primarily of U.S. agency and private issue collateralized mortgage obligations. Unrealized losses in the corporate debt securities category consist of single issuer corporate trust preferred securities, pooled trust preferred securities and corporate debt securities issued by large financial institutions. The decline in fair value is due in large part to the lack of an active trading market for these securities, changes in market credit spreads and rating agency downgrades. For collateralized mortgage obligations, management reviewed expected cash flows and credit support to determine if it was probable that all principal and interest would be repaid. None of the corporate issuers have defaulted on interest payments. Management concluded that these securities, other than the previously mentioned two Pooled TRUPS and private label CMOs were not other-than-temporarily impaired at June 30, 2011. Future deterioration in the cash flow on collateralized mortgage obligations or the credit quality of these large financial institution issuers of TRUP debt securities could result in impairment charges in the future.

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

The following tables indicate gross unrealized losses not recognized in income and fair value, aggregated by investment category and the length of time individual securities have been in a continuous unrealized loss position at June 30, 2011 and December 31, 2010:
	June 30, 2011
	Total		Less Than 12 Months		12 Months or Longer
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Investment Securities Available-for-Sale:	(in thousands)
Federal agency obligations	$23,430	$(262)	$7,902	$(104)	$15,528	$(158)
Residential mortgage pass-through securities	80,183	(795)	80,183	(795)	—	—
Obligations of U.S. states and political subdivisions	10,490	(138)	10,490	(138)	—	—
Trust preferred securities	15,816	(1,691)	3,122	(69)	12,694	(1,622)
Corporate bonds and notes	65,790	(805)	63,829	(767)	1,961	(38)
Collateralized mortgage obligations	2,359	(1,112)	—	—	2,359	(1,112)
Equity securities	3,227	(308)	2,957	(43)	270	(265)
Total	$201,295	$(5,111)	$168,483	$(1,916)	$32,812	$(3,195)

Investment Securities Held-to-Maturity:
Obligations of U.S. states and political subdivisions	9,843	(73)	9,843	(73)	—	—
Total	$9,843	$(73)	$9,843	$(73)	$—	$—

Total temporarily impaired investment securities	$211,138	$(5,184)	$178,326	$(1,989)	$32,812	$(3,195)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2010
	Total		Less Than 12 Months		12 Months or Longer
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Investment Securities Available-for-Sale:			(in thousands)
U.S. Treasury and agency securities	$6,995	$(128)	$6,995	$(128)	$—	$—
Federal agency obligations	35,799	(641)	32,113	(622)	3,686	(19)
Residential mortgage pass-through securities	166,820	(2,419)	166,820	(2,419)	—	—
Obligations of U.S. states and political subdivisions	19,699	(1,088)	19,699	(1,088)	—	—
Trust preferred securities	16,058	(2,517)	—	—	16,058	(2,517)
Corporate bonds and notes	61,434	(1,613)	52,985	(1,175)	8,449	(438)
Collateralized mortgage obligations	2,728	(1,213)	—	—	2,728	(1,213)
Equity securities	4,653	(382)	3,427	(73)	1,226	(309)
Total temporarily impaired investment securities	$314,186	$(10,001)	$282,039	$(5,505)	$32,147	$(4,496)

Investment securities having a carrying value of approximately $131.4 million and $125.6 million at June 30, 2011 and December 31, 2010, respectively, were pledged to secure public deposits, short-term borrowings, and Federal Home Loan Bank advances and for other purposes required or permitted by law.

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

The following information should not be interpreted as an estimate of the fair value of the entire Corporation since a fair value calculation is only provided for a limited portion of the Corporation’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Corporation’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Corporation’s assets measured at fair value on a recurring basis at June 30, 2011 and December 31, 2010.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Investment Securities Available-for-Sale

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

Management primarily identifies investment securities which may have traded in illiquid or inactive markets by identifying instances of a significant decrease in the volume and frequency of trades, relative to historical levels, as well as instances of a significant widening of the bid-ask spread in the brokered markets. Investment securities that are deemed to have been trading in illiquid or inactive markets may require the use of significant unobservable inputs. For example, management may use quoted prices for similar investment securities in the absence of a liquid and active market for the securities being valued. As of June 30, 2011, management made adjustments to prices provided by the third-party pricing service as a result of illiquid or inactive markets.

At June 30, 2011, the Corporation’s two pooled trust preferred securities and a variable rate CMO were classified as Level 3. Market pricing for these Level 3 securities varied widely from one pricing service to another based on the lack of trading. As such, these securities were not considered to have readily observable market data that was accurate to support a fair value as prescribed by FASB ASC 820-10-05. The Corporation determined that significant adjustments using unobservable inputs are required to determine fair value at the measurement date.

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

The fair value as of June 30, 2011 was determined by discounting the expected cash flows over the life of the security. The discount rate was determined by deriving a discount rate when the markets were considered more active for this type of security. To this estimated discount rate, additions were made for more liquid markets and increased credit risk as well as assessing the risks in the security, such as default risk and severity risk. However, during the quarter ended June 30, 2011 the private label CMO had interruptions of its scheduled principal payments and the Corporation recorded principal loss of $133,000. For the six month ended June 30, 2011, principal loss amounted to $219,000.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

For financial assets and liabilities measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2011 and December 31, 2010 are as follows:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

		Fair Value Measurements at
		Reporting Date Using
		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
Assets Measured at Fair Value on a Recurring Basis	June 30, 2011	(Level 1)	(Level 2)	(Level 3)
		(in thousands)
Federal agency obligations	$53,622	$—	$53,622	$—
Residential mortgage pass-through securities	158,212	—	158,212	—
Obligations of U.S. states and political subdivisions	32,834	4,372	28,462	—
Trust preferred securities	20,655	—	20,319	336
Collateralized mortgage obligations	2,359	—	—	2,359
Corporate bonds and notes	104,631	—	104,631	—
Equity securities	4,901	4,901	—	—
Investment securities available-for-sale	$377,214	$9,273	$365,246	$2,695

		Fair Value Measurements at
		Reporting Date Using
		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
Assets Measured at Fair Value on a Recurring Basis	2010	(Level 1)	(Level 2)	(Level 3)
		(in thousands)
U.S. Treasury & agency securities	$6,995	$6,995	$—	$—
Federal agency obligations	68,481	—	68,481	—
Residential mortgage pass-through securities	177,733	—	177,733	—
Obligations of U.S. states and political subdivisions	37,225	16,936	20,289	—
Trust preferred securities	18,731	—	18,589	142
Collateralized mortgage obligations	2,728	—	—	2,728
Corporate bonds and notes	61,434	—	61,434	—
Equity securities	4,753	4,753	—	—
Investment securities available-for-sale	$378,080	$28,684	$346,526	$2,870

The following tables present the changes in investment securities available-for-sale with significant unobservable inputs (Level 3) for the three and six months ended June 30, 2011 and 2010.

	Three Months Ended
	June 30, 2011	June 30, 2010
	(in thousands)
Balance at April 1,	$3,009	$8,431
Transfers into Level 3	—	—
Transfers out of Level 3	—	(5,174)
Principal interest deferrals	30	28
Principal repayments	(268)	(314)
Total net losses included in net income	—	(3,000)
Total net unrealized gains (loss)	(76)	3,304
Balance at period end,	$2,695	$3,275

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Six Months Ended
	June 30, 2011	June 30, 2010
	(in thousands)
Balance at January 1,	$2,870	$2,349
Transfers into Level 3	—	8,197
Transfers out of Level 3	—	(5,174)
Principal interest deferrals	59	56
Principal repayments	(452)	(475)
Total net losses included in net income	—	(3,000)
Total net unrealized gains	218	1,322
Balance at period end,	$2,695	$3,275

For the six months ended June 30, 2011, there were no transfers of investment securities available-for-sale into or out of Level 1, Level 2, or Level 3 assets.

Assets Measured at Fair Value on a Non-Recurring Basis

For assets measured at fair value on a non-recurring basis, the fair value measurements used at June 30, 2011 and December 31, 2010 were as follows:

Fair Value Measurements at Reporting Date Using
Quoted
Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
Assets Measured at Fair Value on a Non-Recurring Basis	June 30, 2011	(Level 1)	(Level 2)	(Level 3)
(in thousands)
Impaired loans	$10,491	$—	$—	$10,491

Fair Value Measurements at Reporting Date Using
Quoted
Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
Assets Measured at Fair Value on a Non-Recurring Basis	2010	(Level 1)	(Level 2)	(Level 3)
(in thousands)
Impaired loans	$4,895	$—	$—	$4,895

The following methods and assumptions were used to estimate the fair values of the Corporation’s assets measured at fair value on a non-recurring basis at June 30, 2011 and December 31, 2010.

Impaired Loans. The value of an impaired loan is measured based upon the present value of expected future cash flows discounted at the loan’s effective interest rate, or the fair value of the collateral if the loan is collateral dependent. Smaller balance homogeneous loans that are collectively evaluated for impairment, such as residential mortgage loans and installment loans, are specifically excluded from the impaired loan portfolio. The Corporation’s impaired loans are primarily collateral dependent. Impaired loans are individually assessed to determine that each loan’s carrying value is not in excess of the fair value of the related collateral or the present value of the expected future cash flows. Impaired loans at June 30, 2011 were $11,781 with a specific reserve of $1,290 compared to $5,534 with a specific reserve of $639 at December 31, 2010.

Other Real Estate Owned.  Other real estate owned (“OREO”) is measured at fair value less costs to sell. The Corporation believes that the fair value component in its valuation follows the provisions of FASB ASC 820-10-05. The fair value of OREO is determined by sales agreements or appraisals by qualified licensed appraisers approved and hired by the Corporation. Costs to sell associated with OREO is based on estimation per the terms and conditions of the sales agreements or appraisals. At June 30, 2011 and December 31, 2010 the Corporation held no OREO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Estimated fair values have been determined using the best available data and an estimation methodology suitable for each category of financial instruments. For those loans and deposits with floating interest rates, it is presumed that estimated fair values generally approximate the recorded book balances. The estimation methodologies used, the estimated fair values, and the recorded book balances at June 30, 2011 and December 31, 2010, were as follows:

	June 30, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(in thousands)
Financial assets:
Cash and cash equivalents	$109,467	$109,467	$37,497	$37,497
Investment securities available-for-sale	377,214	377,214	378,080	378,080
Investment securities held-to-maturity	41,804	42,122	—	—
Net loans	688,312	690,060	699,577	706,309
Restricted investment in bank stocks	9,194	9,194	9,596	9,596
Accrued interest receivable	5,229	5,229	4,134	4,134

Financial liabilities:
Non interest-bearing deposits	$158,689	$158,689	$144,210	$144,210
Interest-bearing deposits	806,987	807,939	716,122	716,887
Short-term borrowings	32,374	32,374	41,855	41,855
Long-term borrowings	161,000	170,759	171,000	179,570
Subordinated debentures	5,155	5,135	5,155	5,157
Accrued interest payable	1,011	1,011	1,041	1,041

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

The fair value of the Corporation’s investment securities held-to-maturity was primarily measured using information from a third-party pricing service. Quoted prices in active markets were used whenever available. If quoted prices were not available, fair values were measured using pricing models or other valuation techniques such as the present value of future cash flows, adjusted for credit loss assumptions.

Loans held for sale are required to be measured at the lower of cost or fair value. Under FASB ASC 820-10-05, market value is to represent fair value. Management obtains quotes or bids on all or part of these loans directly from the purchasing financial institutions.  There was $378,000 in loans held for sale at June 30, 2011 and none at December 31, 2010.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

At June 30, 2011, the net investment in direct financing lease consists of a minimum lease receivable of $4,948,000 and unearned interest income of $1,220,000, for a net investment in direct financing lease of $3,728,000. The net investment in direct financing lease is carried as a component of loans in the Corporation’s consolidated statements of condition.

Minimum future lease receipts of the direct financing lease are as follows:

For years ending December 31,	(in thousands)
2011	$78
2012	166
2013	216
2014	216
2015	224
Thereafter	2,828
Total minimum future lease receipts	$3,728

Note 10.  Components of Net Periodic Pension Cost

The Corporation maintained a non-contributory pension plan for substantially all of its employees until September 30, 2007, at which time the Corporation froze its defined benefit pension plan. The following table sets forth the net periodic pension cost of the Corporation’s pension plan for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2011	2010	2011	2010

Interest cost	$147	$150	$294	$300
Net amortization and deferral	(50)	(71)	(100)	(141)
Net periodic pension cost	$97	$79	$194	$159

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Note 11.  Income Taxes

For the six months ended June 30, 2011, the Corporation recorded income tax expense of $3.6 million, compared with a $477,000 income tax benefit for the six months ended June 30, 2010. The effective tax rates for the six month periods ended June 30, 2011 and 2010 were 35.6 percent and -26.2 percent, respectively. The atypical effective tax rate for the six months ended June 30, 2010 was due to the pre-tax loss for the first quarter of 2010 and the recognition of a tax benefit of $853,000 pertaining to prior uncertain tax positions for 2006 and 2007.

Note 12.  Borrowed Funds

Short-Term Borrowings

Short-term borrowings, which consist primarily of securities sold under agreements to repurchase, Federal Home Loan Bank (“FHLB”) advances and federal funds purchased, generally have maturities of less than one year. The details of these short-term borrowings are presented in the following table.

June 30, 2011
(dollars in thousands)
Average interest rate:
At quarter end	0.23%
For the quarter	0.28%
Average amount outstanding during the quarter	$36,747
Maximum amount outstanding at any month end in the quarter	$43,799
Amount outstanding at quarter end	$32,374

Long-Term Borrowings

Long-term borrowings, which consist primarily of FHLB advances and securities sold under agreements to repurchase, totaled $161.0 million and mature within one to eight years. The FHLB advances are secured by pledges of FHLB stock, 1-4 family mortgages and U.S. Government and Federal agency obligations.

At June 30, 2011, FHLB advances and securities sold under agreements to repurchase had weighted average interest rates of 3.46 percent and 5.31 percent, respectively.

At June 30, 2011, FHLB advances and securities sold under agreements to repurchase are contractually scheduled for repayment as follows:

June 30, 2011
(in thousands)
2013	$5,000
2015	10,000
Thereafter	146,000
Total	$161,000

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The subordinated debentures are redeemable in whole or part prior to maturity on January 23, 2034. The floating interest rate on the subordinated debentures is three-month LIBOR plus 2.85 percent and reprices quarterly. The rate at June 30, 2011 was 3.12 percent.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this analysis is to provide the reader with information relevant to understanding and assessing the Corporation’s results of operations for the periods presented herein and financial condition as of June 30, 2011 and December 31, 2010. In order to fully understand this analysis, the reader is encouraged to review the consolidated financial statements and accompanying notes thereto appearing elsewhere in this report.

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

Goodwill

The Corporation adopted the provisions of FASB ASC 350-10, which requires that goodwill be reported separate from other intangible assets in the Consolidated Statements of Condition and not be amortized but rather tested for impairment annually or more frequently if impairment indicators arise. No impairment charge was deemed necessary for the three months ended June 30, 2011 and 2010.

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

Earnings

Net income available to common stockholders for the three months ended June 30, 2011 amounted to $3,439,000 compared to $1,868,000 for the comparable three-month period ended June 30, 2010. The Corporation recorded earnings per diluted common share of $0.21 for the three months ended June 30, 2011 as compared with earnings of $0.13 per diluted common share for the same three months in 2010. Dividends and accretion relating to the preferred stock issued to the U.S. Treasury reduced earnings by approximately $0.01 per fully diluted common share for both periods. The annualized return on average assets was 1.10 percent for the three months ended June 30, 2011, compared to 0.69 percent for three months ended June 30, 2010. The annualized return on average stockholders’ equity was 11.20 percent for the three-month period ended June 30, 2011, compared to 7.60 percent for the three months ended June 30, 2010.

Net income available to common stockholders for the six months ended June 30, 2011 amounted to $6,311,000, compared to net income of $2,004,000 for the comparable six-month period ended June 30, 2010.  Earnings per diluted common share of $0.39 for the six months ended June 30, 2011 compared with earnings of $0.14 per diluted common share for the six months ended June 30, 2010.  Dividends and accretion relating to the preferred stock issued to the U.S. Treasury reduced earnings by approximately $0.02 per fully diluted common share for both periods.  The annualized return on average assets was 1.04 percent for the six months ended June 30, 2011, compared to 0.39 percent for six months ended June 30, 2010.  The annualized return on average stockholders’ equity was 10.53 percent for the six-month period ended June 30, 2011, compared to 4.36 percent for the six months ended June 30, 2010.

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

The following table presents the components of net interest income on a fully tax-equivalent basis for the periods indicated.

Net Interest Income
(tax-equivalent basis)

	Three Months Ended June 30,				Six Months Ended June 30,
			Increase	Percent			Increase	Percent
(dollars in thousands)	2011	2010	(Decrease)	Change	2011	2010	(Decrease)	Change
Interest income:
Investment securities AFS	$3,651	$2,976	$675	22.7%	$7,203	$6,189	$1,014	16.4%
Investment securities HTM	349	—	349	—	349	—	349	—
Loans, including net costs	8,950	9,419	(469)	(5.0)	18,167	18,787	(620)	(3.3)
Restricted investment in bank stocks, at cost	109	122	(13)	(10.7)	252	273	(21)	(7.7)
Total interest income	13,059	12,517	542	4.3	25,971	25,249	722	2.9
Interest expense:
Time deposits $100 or more	348	340	8	2.4	613	754	(141)	(18.7)
All other deposits	1,072	1,235	(163)	(13.2)	2,074	2,499	(425)	(17.0)
Borrowings	1,665	2,256	(591)	(26.2)	3,320	4,741	(1,421)	(30.0)
Total interest expense	3,085	3,831	(746)	(19.5)	6,007	7,994	(1,987)	(24.9)
Net interest income on a fully tax-equivalent basis	9,974	8,686	1,288	14.8	19,964	17,255	2,709	15.7
Tax-equivalent adjustment (1)	(181)	(29)	(152)	(524.1)	(226)	(89)	(137)	(153.9)
Net interest income	$9,793	$8,657	$1,136	13.1%	$19,738	$17,166	$2,572	15.0%

(1)   Computed using a federal income tax rate of 34 percent.

Net interest income on a fully tax-equivalent basis increased $1.3 million or 14.8 percent to $10.0 million for the three months ended June 30, 2011 as compared to the same period in 2010. For the three months ended June 30, 2011, the net interest margin increased 16 basis points to 3.53 percent from 3.37 percent during the three months ended June 30, 2010. For the three months ended June 30, 2011, a decrease in the average yield on interest-earning assets of 23 basis points was more than offset by a decrease in the average cost of interest-bearing liabilities of 45 basis points, resulting in an increase in the Corporation’s net interest spread of 22 basis points for the period. Net interest spread and margin have been impacted by a high level of uninvested excess cash, which accumulated due to strong deposit growth experienced predominantly over the last nine months of 2010. This represented growth in the Corporation’s customer base and enhanced the Corporation’s liquidity position while the Corporation continued to expand its earning assets base.

Net interest income on a fully tax-equivalent basis increased $2.7 million or 15.7 percent to $20.0 million for the six months ended June 30, 2011 as compared to the same period in 2010. For the six months ended June 30, 2011, the net interest margin increased 17 basis points to 3.54 percent from 3.37 percent during the six months ended June 30, 2010. For the six months ended June 30, 2011, a decrease in the average yield on interest-earning assets of 33 basis points was more than offset by a decrease in the average cost of interest-bearing liabilities of 50 basis points, resulting in an increase in the Corporation’s net interest spread of 17 basis points for the period.

For the three-month period ended June 30, 2011, interest income on a tax-equivalent basis increased by $542,000 or 4.3 percent compared to the same three-month period in 2010. This increase in interest income was due primarily to a volume increase in investment securities partially offset by a decline in yields due to the lower interest rate environment. Average investment securities volume increased during the current three-month period by $117.0 million, to $420.2 million, compared to the second quarter of 2010. The loan portfolio decreased on average $17.0 million, to $701.1 million, from an average of $718.1 million in the same quarter in 2010, reflecting net decreases in commercial loans and commercial real estate related sectors of the loan portfolio. Average loans represented approximately 62.0 percent of average interest-earning assets during the second quarter of 2011 compared to 69.6 percent in the same quarter in 2010.

For the six-month period ended June 30, 2011, interest income on a tax-equivalent basis increased by $722,000 or 2.9 percent from the comparable six-month period in 2010. This increase in interest income was due primarily to higher volume of earning assets of $103.4 million offset in part by lower rates in a lower interest rate environment. Average investment securities volume increased during the current six-month period by $109.0 million, to $410.6 million, compared to the second quarter of 2010. The average loan portfolio decreased $4.1 million, to $708.8 million, from $712.9 million for the same six months in 2010, reflecting net decreases in commercial loans and commercial real estate. Average loans represented approximately 62.8 percent of average interest-earning assets during the first six months of 2011 compared to 69.5 percent for the same six months in 2010.

For the three months ended June 30, 2011, interest expense declined $0.7 million, or 19.5 percent from the same period in 2010. The average rate of interest-bearing liabilities decreased 0.45 basis points to 1.22 percent for the three months ended June 30, 2011, from 1.67 percent for the three months ended June 30, 2010. At the same time, average interest-bearing liabilities increased by $92.2 million. This increase was primarily in money markets, savings, time deposits, and other interest-bearing deposits of $54.6 million, $20.6 million, $27.1 million and $43.8 million, respectively, and was partially offset by decreases in borrowings of $53.9 million.  Since 2009 steps have been taken to improve the Corporation’s net interest margin by allowing the runoff of certain high rate deposits and to position the Corporation for further high-costing cash outflows. The result has been a decline in the Corporation’s average cost of funds and an improvement in net interest spread.  For the three months ended June 30, 2011, the Corporation’s net interest spread on a tax-equivalent basis increased to 3.40 percent, from 3.18 percent for the three months ended June 30, 2010.

For the six months ended June 30, 2011, interest expense declined $2.0 million, or 24.9 percent from the same period in 2010. The average rate of interest-bearing liabilities decreased 50 basis points to 1.23 percent for the six months ended June 30, 2011, from 1.73 percent for the six months ended June 30, 2010. At the same time, average interest-bearing liabilities increased by $56.6 million. This increase included an increase in time deposits of $1.2 million and increases in lower costing money market deposits of $52.6 million, savings deposits of $15.9 million and other interest-bearing deposits of $41.4 million, offset by a decrease in borrowings of $54.5 million. The result of this was an improvement in the Corporation’s average cost of funds for the period. As a result of these factors, for the six months ended June 30, 2011, the Corporation’s net interest spread on a tax-equivalent basis increased to 3.37 percent, from 3.20 percent for the six months ended June 30, 2010.

The following table quantifies the impact on net interest income on a tax-equivalent basis resulting from changes in average balances and average rates during the three and six month periods presented. Any change in interest income or expense attributable to both changes in volume and changes in rate has been allocated in proportion to the relationship of the absolute dollar amount of change in each category.

Analysis of Variance in Net Interest Income Due to Changes in Volume and Rates

	Three Months Ended June 30, 2011 and 2010 Increase (Decrease) Due to Change In:			Six Months Ended June 30, 2011 and 2010 Increase (Decrease) Due to Change In:
(tax-equivalent basis, in thousands)	Average Volume	Average Rate	Net Change	Average Volume	Average Rate	Net Change

Interest-earning assets:
Investment securities:
Available for sale
Taxable	$731	$(235)	$496	$1,692	$(813)	$879
Tax-exempt	172	7	179	132	3	135
Held to maturity
Taxable	—	80	80	—	80	80
Tax-exempt	—	269	269	—	269	269
Total investment securities	903	121	1,024	1,824	(461)	1,363
Loans	(220)	(249)	(469)	(30)	(590)	(620)
Restricted investment in bank stocks	(18)	5	(13)	(39)	18	(21)
Total interest-earning assets	665	(123)	542	1,755	(1,033)	722

Interest-bearing liabilities:
Money market deposits	90	(103)	(13)	173	(197)	(24)
Savings deposits	36	(87)	(51)	58	(190)	(132)
Time deposits	78	(162)	(84)	9	(411)	(402)
Other interest-bearing deposits	72	(79)	(7)	136	(144)	(8)
Total interest-bearing deposits	276	(431)	(155)	376	(942)	(566)
Borrowings and subordinated debentures	(451)	(140)	(591)	(915)	(506)	(1,421)
Total interest-bearing liabilities	(175)	(571)	(746)	(539)	(1,448)	(1,987)
Change in net interest income	$840	$448	$1,288	$2,294	$415	$2,709

The following tables, “Average Statements of Condition with Interest and Average Rates”, present for the three and six months ended June 30, 2011 and 2010, the Corporation’s average assets, liabilities and stockholders’ equity. The Corporation’s net interest income, net interest spread and net interest margin are also reflected.

Average Statements of Condition with Interest and Average Rates

	Three Months Ended June 30,
	2011			2010
(tax-equivalent basis)	Average Balance	Interest Income/ Expense	Average Rate	Average Balance	Interest Income/ Expense	Average Rate
	(dollars in thousands)
Assets
Interest-earning assets:
Investment securities (1):
Available for sale
Taxable	$376,947	$3,387	3.59%	$296,929	$2,891	3.89%
Tax-exempt	18,066	264	5.85	6,270	85	5.42
Held to maturity
Taxable	6,461	80	4.95	—	—	—
Tax-exempt	18,711	269	5.75	—	—	—
Total investment securities	420,185	4,000	3.81	303,199	2,976	3.93
Loans (2)	701,056	8,950	5.11	718,078	9,419	5.25
Restricted investment in bank stocks	9,191	109	4.74	10,706	122	4.56
Total interest-earning assets	1,130,432	13,059	4.62	1,031,983	12,517	4.85
Non interest-earning assets:
Cash and due from banks	102,805			71,335
Bank-owned life insurance	28,274			26,680
Intangible assets	16,936			17,001
Other assets	32,738			35,826
Allowance for loan losses	(9,601)			(8,362)
Total non interest-earning assets	171,152			142,480
Total assets	$1,301,584			$1,174,463
Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Money market deposits	$180,468	$244	0.54%	$125,851	$257	0.82%
Savings deposits	182,455	263	0.58	161,901	314	0.78
Time deposits	241,816	619	1.02	214,669	703	1.31
Other interest-bearing deposits	201,013	294	0.59	157,187	301	0.77
Total interest-bearing deposits	805,752	1,420	0.70	659,608	1,575	0.96
Short-term and long-term borrowings	197,747	1,639	3.32	251,699	2,216	3.52
Subordinated debentures	5,155	26	2.02	5,155	40	3.10
Total interest-bearing liabilities	1,008,654	3,085	1.22	916,462	3,831	1.67
Non interest-bearing liabilities:
Demand deposits	157,002			139,759
Other liabilities	7,537			12,295
Total non interest-bearing liabilities	164,539			152,054
Stockholders’ equity	128,391			105,947
Total liabilities and stockholders’ equity	$1,301,584			$1,174,463
Net interest income (tax-equivalent basis)		9,974			8,686
Net interest spread			3.40%			3.18%
Net interest margin (3)			3.53%			3.37%
Tax-equivalent adjustment (4)		(181)			(29)
Net interest income		$9,793			$8,657

(1)	Average balances are based on amortized cost.
(2)	Average balances include loans on non-accrual status.
(3)	Represents net interest income as a percentage of total average interest-earning assets.
(4)	Computed using a federal income tax rate of 34 percent.

Average Statements of Condition with Interest and Average Rates

	Six Months Ended June 30,
	2011			2010
(tax-equivalent basis)	Average Balance	Interest Income/ Expense	Average Rate	Average Balance	Interest Income/ Expense	Average Rate
	(dollars in thousands)
Assets
Interest-earning assets:
Investment securities (1):
Available for sale
Taxable	$383,946	$6,806	3.55%	$292,264	$5,927	4.06%
Tax-exempt	13,972	397	5.68	9,322	262	5.63
Held to maturity
Taxable	3,249	80	4.92	—	—	—
Tax-exempt	9,407	269	5.72	—	—	—
Total investment securities	410,574	7,552	3.68	301,586	6,189	4.10
Loans (2)	708,769	18,167	5.13	712,914	18,787	5.27
Restricted investment in bank stocks	9,174	252	5.49	10,639	273	5.13
Total interest-earning assets	1,128,517	25,971	4.60	1,025,139	25,249	4.93
Non interest-earning assets:
Cash and due from banks	68,629			75,623
Bank-owned life insurance	28,143			26,548
Intangible assets	16,944			17,010
Other assets	32,695			40,620
Allowance for loan losses	(9,371)			(8,363)
Total non interest-earning assets	137,040			151,438
Total assets	$1,265,557			$1,176,577
Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Money market deposits	$173,710	$469	0.54%	$121,131	$493	0.81%
Savings deposits	177,758	500	0.56	161,825	632	0.78
Time deposits	222,987	1,142	1.02	221,746	1,544	1.39
Other interest-bearing deposits	197,208	576	0.58	155,814	584	0.75
Total interest-bearing deposits	771,663	2,687	0.70	660,516	3,253	0.98
Short-term and long-term borrowings	203,098	3,268	3.22	257,626	4,662	3.62
Subordinated debentures	5,155	52	2.02	5,155	79	3.06
Total interest-bearing liabilities	979,916	6,007	1.23	923,297	7,994	1.73
Non interest-bearing liabilities:
Demand deposits	154,552			137,667
Other liabilities	5,631			10,318
Total non interest-bearing liabilities	160,183			147,985
Stockholders’ equity	125,458			105,295
Total liabilities and stockholders’ equity	$1,265,557			$1,176,577
Net interest income (tax-equivalent basis)		19,964			17,255
Net interest spread			3.37%			3.20%
Net interest margin (3)			3.54%			3.37%
Tax-equivalent adjustment (4)		(226)			(89)
Net interest income		$19,738			$17,166

(1)	Average balances are based on amortized cost.
(2)	Average balances include loans on non-accrual status.
(3)	Represents net interest income as a percentage of total average interest-earning assets.
(4)	Computed using a federal income tax rate of 34 percent.

Investment Portfolio

At June 30, 2011, the principal components of the investment securities portfolio were U.S. Government agency obligations, federal agency obligations including mortgage-backed securities, obligations of U.S. states and political subdivisions, corporate bonds and notes, and other debt and equity securities including trust preferred securities.

During the six months ended June 30, 2011, the Corporation reclassified at fair value approximately $36.0 million in available-for-sale investment securities to the held-to-maturity category. The related after-tax gains of approximately $218,000 remained in accumulated other comprehensive income and will be amortized over the remaining life of the securities as an adjustment of yield, offsetting the related amortization of the premium or accretion of the discount on the transferred securities. No gains or losses were recognized at the time of reclassification. Management considers the held-to-maturity classification of these investment securities to be appropriate as the Corporation has the positive intent and ability to hold these securities to maturity.

At one point, the Corporation’s investment securities portfolio also included overnight investments that were made into the Reserve Primary Fund (the “Fund”), a money market fund registered with the Securities and Exchange Commission as an investment company under the Investment Company Act of 1940. On September 22, 2008, the Fund announced that redemptions of shares of the Fund were suspended pursuant to an SEC order so that an orderly liquidation could be effected for the protection of the Fund’s investors. During the fourth quarter of 2009, the Corporation recorded a $364,000 other-than-temporary impairment charge to earnings relating to this court ordered liquidation. Through June 30, 2011, the Corporation has received seven distributions from the Fund’s liquidation which resulted in reducing the carrying balance in the Fund to zero and the recording to earnings of approximately $30,000 as partial recovery of the OTTI charge. Future liquidation distributions received by the Corporation, if any, will be recorded to earnings.

During the six months ended June 30, 2011, approximately $158.2 million in investment securities were sold from the available-for-sale portfolio. The cash flow from the sale of investment securities was primarily used to purchase new securities. The Corporation’s sales from its available-for-sale investment portfolio were made in the ordinary course of business.

For the three months ended June 30, 2011, average investment securities increased $117.0 million to approximately $420.2 million, or 37.2 percent of average interest-earning assets, from $303.2 million on average, or 29.4 percent of average interest-earning assets, for the comparable period in 2010. The Corporation has a continuing strategy to maintain the overall size of the investment securities portfolio, as a percentage of interest-earning assets, at a lower level with a focus instead on loan growth.

During the three-month period ended June 30, 2011, the volume-related factors applicable to the investment portfolio increased interest income by approximately $903,000 while rate-related changes resulted in an increase in interest income of approximately $121,000 from the same period in 2010. The tax-equivalent yield on investments decreased by 12 basis points to 3.81 percent from a yield of 3.93 percent during the comparable period in 2010. A portion of the decline in tax-equivalent yield is attributable to a decrease of 30 basis points on taxable securities during the period.

During the six-month period ended June 30, 2011, the volume-related factors applicable to the investment portfolio increased interest income by approximately $1.8 million while rate-related changes resulted in a decrease in interest income of approximately $0.5 million from the same period in 2010. The average tax-equivalent yield on investments decreased by 42 basis points to 3.68 percent from a yield of 4.10 percent during the comparable period in 2010. A portion of the decline in tax-equivalent yield is attributable to a decrease of 51 basis points on taxable securities during the period.

For the six months ended June 30, 2011, the Corporation recorded $18,000 in other-than-temporary impairment charges and principal losses of $219,000 on a private label collateralized mortgage obligation and as such the Corporation expects there may be additional losses. For the six months ended June 30, 2010, the Corporation recorded a $5.1 million other-than-temporary impairment charge on four bond holdings in the investment securities portfolio. See Note 7 of the Notes to the Consolidated Financial Statements for further discussion.

At June 30, 2011, net unrealized losses on investment securities available-for-sale, which is carried as a component of accumulated other comprehensive loss and included in stockholders’ equity, net of tax, amounted to $1.7 million as compared with net unrealized losses of $5.3 million at December 31, 2010. At June 30, 2011, net unrealized gains on investment securities held to maturity, transferred from securities available-for-sale, which is carried as a component of accumulated other comprehensive loss and included in stockholders’ equity, net of tax, amounted to $208,000. The gross unrealized losses associated with U.S. Treasury and Agency securities and Federal agency obligations, mortgage-backed securities, corporate bonds and tax-exempt securities are not considered to be other than temporary because their unrealized losses are related to changes in interest rates and do not affect the expected cash flows of the underlying collateral or issuer.

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

At June 30, 2011, total loans amounted to $698.1 million, a decrease of $10.3 million or 1.5 percent as compared to December 31, 2010. For the six month period ended June 30, 2011 growth of $5.3 million in the commercial and industrial portfolio was partially offset by decreases of $15.6 million, primarily in the residential and construction loan portfolios. Total gross loans recorded in the quarter included $50.5 million of new loans and advances, partially offset by payoffs and principal payments of $68.4 million.

At June 30, 2011, the Corporation had $10.7 million in outstanding loan commitments which are expected to fund over the next 90 days.

Average total loans decreased $17.0 million or 2.4 percent for the three months ended June 30, 2011 as compared to the same period in 2010, while the average yield on loans decreased by 14 basis points as compared with the same period in 2010. The decrease in the average yield on loans was primarily the result of lower market interest rates on the repricing of existing loans and the origination of new loans. The decrease in average total loan volume was due primarily to unanticipated paydown by borrower which could not be offset by increased customer activity and new lending relationships. The volume-related factors during the period contributed decreased interest income of $220,000, while the rate-related changes decreased interest income by $249,000.

Average total loans for the six months ended June 30, 2011 decreased $4.1 million or 0.6 percent as compared to the same period in 2010.  The average yield on loans decreased 14 basis points in the current six-month period compared to the same period in 2010.

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

At June 30, 2011, the level of the allowance was $9,836,000 as compared to $8,867,000 at December 31, 2010. Provisions to the allowance for the six-month period ended June 30, 2011 totaled $1,128,000 compared to $1,721,000 for the same period in 2010. Net charge-offs were $5,000 and $325,000 for the three months ended June 30, 2011 and 2010, respectively, bringing the Corporation’s net charge-offs to $159,000 for the first six months of 2011 compared to $1,837,000 for the same period in 2010. The allowance for loan losses as a percentage of total loans amounted to 1.41 percent and 1.25 percent at June 30, 2011 and December 31, 2010, respectively.

The level of the allowance for the respective periods of 2011 and 2010 reflects the credit quality within the loan portfolio, the loan volume recorded during the periods, the changing composition of the commercial and residential real estate loan portfolios and other related factors. In management’s view, the level of the allowance at June 30, 2011 is adequate to cover losses inherent in the loan portfolio. Management’s judgment regarding the adequacy of the allowance constitutes a “Forward-Looking Statement” under the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from management’s analysis, based principally upon the factors considered by management in establishing the allowance.

Changes in the allowance for loan losses are presented in the following table for the periods indicated.

	Six Months Ended June 30,
	2011	2010
	(dollars in thousands)
Average loans for the period	$708,769	$712,914
Total loans at end of period	698,148	722,527

Analysis of the Allowance for Loan Losses:
Balance—beginning of year	$8,867	$8,711
Charge-offs:
Commercial and industrial loans	(185)	(1,172)
Residential mortgage loans	(23)	(645)
Installment loans	(7)	(33)
Total charge-offs	(215)	(1,850)
Recoveries:
Commercial and industrial loans	35	8
Commercial real estate loans	15	—
Residential mortgage loans	2	1
Installment loans	4	4
Total recoveries	56	13
Net charge-offs	(159)	(1,837)
Provision for loan losses	1,128	1,721
Balance—end of period	$9,836	$8,595
Ratio of net charge-offs during the period to average loans during the period (1)	0.04%	0.52%
Allowance for loan losses as a percentage of total loans	1.41%	1.19%

(1)	Annualized.

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

	June 30, 2011	December 31, 2010
	(in thousands)
Non-accrual loans	$10,137	$11,174
Accruing loans past due 90 days or more	1,013	714
Total non-performing loans	11,150	11,888
Other non-performing assets	327	—
Total non-performing assets	$11,477	$11,888
Troubled debt restructured loans	$8,223	$7,035

Non-performing assets decreased by $0.4 million at June 30, 2011 from December 31, 2010.  The decrease was accomplished notwithstanding the addition of several new residential loans totaling approximately $1.9 million, and commercial loans totaling approximately $1.6 million into non-performing status. This was more than offset by decreases from pay-downs of $2.4 million, and minor net charge-offs of $159,000 of existing loans and the transfer to performing troubled debt restructured from non-accrual status of a commercial mortgage of $1.3 million. Other non-performing assets consist of $327,000 in tax lien certificates

Other real estate owned at June 30, 2011 amounted to zero. The Corporation held no other real estate owned at December 31, 2010.

Troubled debt restructured loans totaled $8,223,000 at June 30, 2011 and $ 7,035,000 at December 31, 2010. Troubled debt restructured loans at June 30, 2011 and December 31, 2010 were all performing according to the restructured terms.

Overall credit quality in the Bank’s loan portfolio at June 30, 2011 remained relatively strong. Other known “potential problem loans” (as defined by SEC regulations), some of which are non-performing loans and are included in the table above, as of June 30, 2011 have been identified and internally risk-rated as assets specially mentioned or substandard. Such loans amounted to $56.8 million and $38.4 million at June 30, 2011 and December 31, 2010, respectively. These loans are considered potential problem loans due to a variety of changing conditions affecting the credits, including general economic conditions and/or conditions applicable to the specific borrowers. The Corporation has no foreign loans.

At June 30, 2011, other than the loans set forth above, the Corporation is not aware of any loans which present serious doubts as to the ability of its borrowers to comply with present loan repayment terms and which are expected to fall into one of the categories set forth in the tables or descriptions above.

Other Income

The following table presents the principal categories of other income for the periods indicated.

	Three Months Ended June 30,				Six Months Ended June 30,
			Increase	Percent			Increase	Percent
(dollars in thousands)	2011	2010	(Decrease)	Change	2011	2010	(Decrease)	Change

Service charges, commissions and fees	$461	$459	$2	0.4%	$910	$889	$21	2.4%
Annuities and insurance	33	23	10	43.5	39	116	(77)	(66.4)
Bank-owned life insurance	261	264	(3)	(1.1)	521	528	(7)	(1.3)
Net investment securities gains (losses)	801	657	144	(21.9)	1,567	(2,687)	4,254	(158.3)
All other	176	79	97	122.8	292	187	105	56.1
Total other income (charges)	$1,732	$1,482	$250	16.9%	$3,329	$(967)	$4,296	(444.3)%

For the three months ended June 30, 2011, total other income amounted to $1.73 million, compared to total other income of $1.48 million for the same period in 2010. The increase of $250,000 for the three months ended June 30, 2011 was primarily as a result of net investment securities gains of $801,000 compared to net investment gains of $657,000 for the same period last year. Net investment securities gains in the second quarter of 2011 included $943,000 in net gains on the sale of investment securities, reduced by $142,000 in other-than-temporary impairment charges. Excluding net investment securities gains, the Corporation recorded total other income of $931,000 for the three months ended June 30, 2011, compared to $825,000 for the three months ended June 30, 2010, an increase of $106,000 or 12.8 percent, which was primarily in the Other category in the 2010 period, which increased $97,000 resulting from higher loan fees and an increase in annuities and insurance commissions of $10,000.

For the six months ended June 30, 2011, total other income increased $4.3 million compared to the same period in 2010, primarily as a result of net investment securities gains and losses including other-than-temporary impairment charges. Excluding net investment securities gains and losses, the Corporation recorded other income of $1.76 million for the six months ended June 30, 2011 compared to $1.72 million for the comparable period in 2010, an increase of $40,000 or 2.3%. Increases in other income for the six months ended June 30, 2011 were recorded primarily in service charges on deposits accounts, loan fees and income.

Other Expense

The following table presents the principal categories of other expense for the periods indicated.

	Three Months Ended June 30,				Six Months Ended June 30,
			Increase	Percent			Increase	Percent
(dollars in thousands)	2011	2010	(Decrease)	Change	2011	2010	(Decrease)	Change

Salaries and employee benefits	$2,903	$2,727	$176	6.5%	$5,770	$5,384	$386	7.2%
Occupancy and equipment	667	734	(67)	(9.1)	1,533	1,623	(90)	(5.5)
FDIC insurance	528	458	70	15.3	1,056	1,076	(20)	(1.9)
Professional and consulting	245	422	(177)	(41.9)	486	696	(210)	(30.2)
Stationery and printing	99	90	9	10	200	174	26	14.9
Marketing and advertising	65	105	(40)	(38.1)	86	197	(111)	(56.3)
Computer expense	350	340	10	2.9	689	680	9	1.3
Other real estate owned expense	—	43	(43)	100.0	(1)	43	(44)	(102.3)
All other	900	1,349	(449)	(33.3)	1,873	2,787	(914)	(32.8)
Total other expense	$5,757	$6,268	$(511)	(8.2)%	$11,692	$12,660	$(968)	(7.6)%

For the three months ended June 30, 2011, total other expense decreased $511,000, or 8.2 percent, from the comparable three months ended June 30, 2010. This was primarily attributable to a one time cost of $594,000 relative to the termination of a structured repurchase agreement in 2010, and lower occupancy and equipment expense and professional and consulting expense partially offset by increases in salaries and employee benefits expense and FDIC insurance.  For the six months ended June 30, 2010, total other expense decreased $968,000, or 7.6 percent from the same period in 2010.

Salaries and employee benefits expense for the quarter ended June 30, 2011 increased $176,000 or 6.5 percent over the comparable period in the prior year. For the six months ended June 30, 2011, salaries and employee benefits expense increased $386,000, or 7.2 percent. The increase was primarily due to additions to staff, merit increases and one time severance payments. Full-time equivalent staffing levels were 167 at June 30, 2011, 159 at December 31, 2010 and 163 at June 30, 2010.

Occupancy and equipment expense for the quarter ended June 30, 2011 decreased $67,000, or 9.1 percent, from the comparable three-month period in 2010. The decrease for the quarter was primarily attributable to expense reductions pertaining to the Corporation’s former operations facility that resulted from vacating and leasing the facility earlier in 2010. For the six months ended June 30, 2011, occupancy and equipment expense decreased $90,000 or 5.5 percent from the same period last year. The decrease was primarily attributable to reductions of $103,000 in depreciation expense and $50,000 in real estate taxes, largely associated with the Corporation’s former operations facility. These decreases were offset by an increase of $65,000 in building and equipment maintenance expense and higher weather related maintenance cost in 2011.

FDIC insurance expense increased $70,000 or 15.3% for the three months ended June 30, 2011 compared to the same period in 2010. For the six months ended June 30, 2011, FDIC insurance expense decreased $20,000 compared to the same period in 2010.

 Professional and consulting expense for the three months ended June 30, 2011 decreased $177,000 or 41.9 percent compared to the comparable quarter of 2010. For the six months ended June 30, 2011 professional and consulting expense decreased $210,000, or 30.2 percent, from the comparable period in 2010.  Expense decreases primarily occurred in legal fees related to the termination of a structured repurchase agreement in 2010.

Marketing and advertising expense for the three months ended June 30, 2011 decreased $40,000 or 38.1 percent, from the comparable period in 2010, primarily due to a reduction in print media costs. For the six months ended June 30, 2011, marketing and advertising expense decreased $111,000, or 56.3 percent compared to the same period in 2010.

All other expense for the three months ended June 30, 2011 decreased $449,000 compared to the same quarter of 2010.  This decrease was primarily due to a loss on fixed assets of $437,000 in connection with the Corporation engaging in a direct financing lease of its former operations facility in 2010. Other expense for the six months ended June 30, 2011 decreased $914,000, or 32.8 percent compared to the same period in 2010. The decrease was primarily due to a one-time termination fee in the first quarter of 2010 of $594,000 on a structured securities repurchase agreement, the $437,000 loss on fixed assets which was recorded in the second quarter of 2010.

Provision for Income Taxes

For the quarter ended June 30, 2011, the Corporation recorded income tax expense of $1.9 million, compared with $1.1 million income tax expense for the quarter ended June 30, 2010. The effective tax rates for the quarterly periods ended June 30, 2011 and 2010 were 35.0 percent and 34.8 percent, respectively.

For the six months ended June 30, 2011, income tax expense amounted to $3.6 million compared with a $477,000 income tax benefit for the comparable period in 2010. The effective tax rates for the respective six-month periods ended June 30, 2011 and 2010 were 35.6 percent and -26.2 percent, respectively. The atypical effective tax rate for the six months ended June 30, 2010 was due to the pre-tax loss for the quarter and the recognition of a tax benefit of $853,000 pertaining to prior uncertain tax positions for 2006 and 2007.

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

At June 30, 2011, the Corporation reflected a positive interest sensitivity gap with an interest sensitivity ratio of 1.34:1.00 at the cumulative one-year position. Based on management’s perception of interest rates remaining low through 2011, emphasis has been, and is expected to continue to be placed, on controlling liability costs while extending the maturities of liabilities in order to insulate the net interest spread from rising interest rates in the future. However, no assurance can be given that this objective will be met.

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

At June 30, 2011, the Parent Corporation had $2.7 million in cash and short-term investments compared to $4.3 million at December 31, 2010. Expenses at the Parent Corporation are moderate and management believes that the Parent Corporation presently has adequate liquidity to fund its obligations.

Certain provisions of long-term debt agreements, primarily subordinated debt, prevent the Corporation from creating liens on, disposing of or issuing voting stock of subsidiaries. As of June 30, 2011, the Corporation was in compliance with all covenants and provisions of these agreements.

Deposits

Total deposits increased to $965.7 million at June 30, 2011 from $860.3 million at December 31, 2010. Total non interest-bearing deposits increased from $144.2 million at December 31, 2010 to $158.7 million at June 30, 2011, an increase of $14.5 million or 10.1 percent. Interest-bearing demand, savings and time deposits under $100,000 increased a total of $41.6 million at June 30, 2011 as compared to December 31, 2010. Time deposits $100,000 and over also increased $49.3 million as compared to year-end 2010 primarily due to an increase in deposits received at the end of the second quarter of 2011. Time deposits $100,000 and over represented 17.5 percent of total deposits at June 30, 2011 compared to 13.9 percent at December 31, 2010.

Core Deposits

The Corporation derives a significant proportion of its liquidity from its core deposit base. Total demand deposits, savings and money market accounts of $745.0 million at June 30, 2011 increased by $58.8 million, or 8.6 percent, from December 31, 2010. At June 30, 2011, total demand deposits, savings and money market accounts were 77.1 percent of total deposits compared to 79.8 percent at year-end 2010. Alternatively, the Corporation uses a more stringent calculation for the management of its liquidity positions internally, which calculation consists of total demand, savings accounts and money market accounts (excluding money market accounts greater than $100,000 and time deposits) as a percentage of total deposits. This number increased by $23.1 million, or 4.9 percent, from $475.1 million at December 31, 2010 to $498.2 million at June 30, 2011 and represented 51.6 percent of total deposits at June 30, 2011 as compared with 55.2 percent at December 31, 2010.

The Corporation continues to place the main focus of its deposit gathering efforts in the maintenance, development, and expansion of its core deposit base. Management believes that the emphasis on serving the needs of our communities will provide a long term relationship base that will allow the Corporation to efficiently compete for business in its market. The success of this strategy is reflected in the growth of the demand, savings and money market balances during the second quarter of 2011.

The following table depicts the Corporation’s core deposit mix at June 30, 2011 and December 31, 2010 based on the Corporation’s alternative calculation:

	June 30, 2011		December 31, 2010		Dollar Change
	Amount	Percentage	Amount	Percentage	2011 vs. 2010
	(dollars in thousands)
Non interest-bearing demand	$158,689	31.9%	$144,210	30.4%	$14,479
Interest-bearing demand	190,994	38.3	186,509	39.2	4,485
Regular savings	107,209	21.5	112,305	23.6	(5,096)
Money market deposits under $100	41,297	8.3	32,105	6.8	9,192
Total core deposits	$498,189	100.0%	$475,129	100.0%	$23,060

Total deposits	$965,676		$860,332		$105,344
Core deposits to total deposits		51.6%		55.2%

Borrowings

Total borrowings amounted to $198.5 million at June 30, 2011, reflecting a decrease of $19.5 million from December 31, 2010. The decrease was primarily the result of the maturity of a Federal Home Loan Bank advance and the repayment of a Federal Funds Purchase, offset by an increase in overnight customer repurchase agreement activity.  Overnight customer repurchase transactions covering commercial customer sweep accounts totaled $32.4 million at June 30, 2011, compared with $28.9 million at December 31, 2010. The shift in the volume of repurchase agreements also accounted for a portion of the change in the Corporation’s non interest-bearing commercial checking account balance during the period.

Short-Term Borrowings

Short-term borrowings, which consist primarily of securities sold under agreements to repurchase, Federal Home Loan Bank (“FHLB”) advances and federal funds purchased, generally have maturities of less than one year. The details of these short-term borrowings are presented in the following table.

June 30, 2011
(dollars in thousands)
Average interest rate:
At quarter end	0.23%
For the quarter	0.28%
Average amount outstanding during the quarter	$36,747
Maximum amount outstanding at any month end in the quarter	$43,799
Amount outstanding at quarter end	$32,374

Long-Term Borrowings

Long-term borrowings, which consist primarily of FHLB advances and securities sold under agreements to repurchase, totaled $161.0 million at June 30, 2011, and mature within one to eight years. The FHLB advances are secured by pledges of FHLB stock, 1-4 family mortgages and U.S. government and Federal agency obligations. At June 30, 2011, FHLB advances and securities sold under agreements to repurchase had weighted average interest rates of 3.46 percent and 5.31 percent, respectively.

Subordinated Debentures

On December 19, 2003, Center Bancorp Statutory Trust II, a statutory business trust and wholly-owned subsidiary of Center Bancorp, Inc., issued $5.0 million of MMCapS capital securities to investors due on January 23, 2034. The trust loaned the proceeds of this offering to the Corporation and received in exchange $5.2 million of the Parent Corporation’s subordinated debentures. The subordinated debentures are redeemable in whole or part. The floating interest rate on the subordinated debentures is three-month LIBOR plus 2.85 percent and reprices quarterly. The rate at June 30, 2011 was 3.12 percent. The capital securities qualify as Tier 1 capital for regulatory capital purposes.

Cash Flows

The Consolidated Statements of Cash Flows present the changes in cash and cash equivalents resulting from the Corporation’s operating, investing and financing activities. During the six months ended June 30, 2011, cash and cash equivalents increased by $72.0 million over the balance at December 31, 2010. Net cash of $7.8 million was provided by operating activities, namely, net income as adjusted to net cash. Net income of $6.6 million was adjusted principally by net gains on sales of investment securities of $1.8 million, provision for loan losses of $1.1 million, a decrease in prepaid FDIC insurance assessments of $1.1 million and a decrease in other assets of $1.4 million. Net cash used in investing activities amounted to approximately $20.5 million, primarily reflecting a net increase in investment securities of $31.3 million, along with a net increase in loans of $10.5 million. Net cash of $84.6 million was provided by financing activities, primarily from the increase in deposits of $105.3 million offset in part by the funding of decreases in short and long term borrowings during the period of $19.5 million.

Stockholders’ Equity

       Total stockholders’ equity amounted to $130.1 million, or 9.95 percent of total assets, at June 30, 2011, compared to $121.0 million or 10.02 percent of total assets at December 31, 2010. Book value per common share was $7.39 at June 30, 2011, compared to $6.83 at December 31, 2010. Tangible book value (i.e., total stockholders’ equity less preferred stock, goodwill and other intangible assets) per common share was $6.35 at June 30, 2011, compared to $5.79 at December 31, 2010.

Tangible book value per share is a non-GAAP financial measure and represents tangible stockholders’ equity (or tangible book value) calculated on a per common share basis. The Corporation believes that a disclosure of tangible book value per share may be helpful for those investors who seek to evaluate the Corporation’s book value per share without giving effect to goodwill and other intangible assets. The following table presents a reconciliation of total book value per share to tangible book value per share as of June 30, 2011 and December 31, 2010.

	June 30,	December 31,
	2011	2010
	(in thousands, except for share data)
Stockholders’ equity	$130,104	$120,957
Less: Preferred stock	9,741	9,700
Less: Goodwill and other intangible assets	16,927	16,959
Tangible common stockholders’ equity	$103,436	$94,298

Book value per common share	$7.39	$6.83
Less: Goodwill and other intangible assets	1.04	1.04
Tangible book value per common share	$6.35	$5.79

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

During the three and six months ended June 30, 2011, the Corporation had no purchases of common stock associated with its stock buyback programs. At June 30, 2011, there were 652,868 shares available for repurchase under the Corporation’s stock buyback programs. As described in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2010, the Corporation is restricted from repurchasing its Common Stock while its issued preferred stock is held by the U. S. Treasury.

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

The following is a summary of regulatory capital amounts and ratios as of June 30, 2011 for the Corporation and the Bank, compared with minimum capital adequacy requirements and the regulatory requirements for classification as a well-capitalized depository institution.

	Center Bancorp, Inc.		For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Provisions
At June 30, 2011	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)

Tier 1 leverage capital	$122,101	9.50%	$51,411	4.00%	N/A	N/A
Tier 1 risk-based capital	122,101	13.16%	37,113	4.00%	N/A	N/A
Total risk-based capital	131,937	14.22%	74,226	8.00%	N/A	N/A

	Union Center National Bank		For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Provisions
At June 30, 2011	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)

Tier 1 leverage capital	$119,269	9.29%	$51,354	4.00%	$64,192	5.00%
Tier 1 risk-based capital	119,269	12.86%	37,098	4.00%	55,647	6.00%
Total risk-based capital	129,105	13.92%	74,198	8.00%	92,748	10.00%

N/A - not applicable

The Office of the Comptroller of the Currency (“OCC”) has established higher minimum capital ratios for the Bank effective as of December 31, 2009:  Tier 1 leverage capital of 8.0 percent, Tier 1 risk-based capital of 10.0 percent and Total risk-based capital of 12.0 percent. As of June 30, 2011, management believes that each of the Bank and the Corporation meet all capital adequacy requirements to which it is subject, including those established for the Bank by the OCC.

The Office of the Comptroller of the Currency (the "OCC") has determined that the Memorandum of Understanding (the "MOU") that had previously been entered into by the Bank is no longer required and, accordingly, the OCC has terminated the MOU.

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

Based on the results of the interest simulation model as of June 30, 2011, and assuming that management does not take action to alter the outcome, the Corporation would expect a decrease of 0.57 percent in net interest income if interest rates increased by 200 basis points from current rates in a gradual and parallel rate ramp over a twelve month period. These results and other analyses indicate to management that the Corporation’s net interest income is presently minimally sensitive to rising interest rates.

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

Equity Price Risk

The Corporation is exposed to equity price risk inherent in its portfolio of publicly traded equity securities, which had an estimated fair value of approximately $4.9 million and $4.8 million at June 30, 2011 and December 31, 2010, respectively. We monitor equity investment holdings for impairment on a quarterly basis. In the event that the carrying value of the equity investment exceeds its fair value, and the decline in value is determined to be to be other than temporary, the carrying value is reduced to its current fair value by recording a charge to current operations. For the three and six months ended June 30, 2011 and 2010, the Corporation recorded no other-than-temporary impairment charges on its equity security holdings.

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

Item 6. Exhibits

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer of the Corporation Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer of the Corporation Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of the Chief Executive Officer of the Corporation Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of the Chief Financial Officer of the Corporation Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	Definition Taxonomy Extension Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

* = Furnished and not filed.

** = Pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf, by the undersigned, thereunto duly authorized.

CENTER BANCORP, INC.
(Registrant)

By:	/s/ Anthony C. Weagley	By:	/s/ Vincent N. Tozzi
	Anthony C. Weagley President and Chief Executive Officer		Vincent N. Tozzi Vice President, Treasurer and Chief Financial Officer

	Date: August 9, 2011		Date: August 9, 2011