Form 10-Q
period 2011-09-30
CENTER BANCORP INC
filed 2011-11-09
CIK 712771

UNITED STATES OF AMERICA
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

                              (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2011

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, no par value:	16,290,700 shares
(Title of Class)	(Outstanding as of October 31, 2011)

i

PART I – FINANCIAL INFORMATION

The following unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and, accordingly, do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2011, or for any other interim period. The Center Bancorp, Inc. 2010 Annual Report on Form 10-K, should be read in conjunction with these financial statements.

Item 1. Financial Statements
CENTER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CONDITION
(Unaudited)

(in thousands, except for share data)	September 30, 2011	December 31, 2010

ASSETS
Cash and due from banks	$113,080	$37,497
Investment securities:
Available for sale	388,858	378,080
Held to maturity (fair value of $72,371 in 2011 and $0 in 2010)	70,142	—
Loans	721,608	708,444
Less: Allowance for loan losses	9,536	8,867
Net loans	712,072	699,577
Restricted investment in bank stocks, at cost	9,194	9,596
Premises and equipment, net	12,386	12,937
Accrued interest receivable	5,616	4,134
Bank-owned life insurance	28,685	27,905
Goodwill and other intangible assets	16,915	16,959
Prepaid FDIC assessments	2,048	3,582
Other assets	17,521	17,118
Total assets	$1,376,517	$1,207,385

LIABILITIES
Deposits:
Non interest-bearing	$161,340	$144,210
Interest-bearing:
Time deposits $100 and over	141,421	119,651
Interest-bearing transaction, savings and time deposits $100 and less	757,261	596,471
Total deposits	1,060,022	860,332
Short-term borrowings	—	41,855
Long-term borrowings	161,000	171,000
Subordinated debentures	5,155	5,155
Accounts payable and accrued liabilities	16,532	8,086
Total liabilities	1,242,709	1,086,428

STOCKHOLDERS’ EQUITY
Preferred stock, $1,000 liquidation value per share, authorized 5,000,000 shares; issued and outstanding 11,250 shares of Series B Preferred Stock at September 30, 2011 and 0 at December 31, 2010; and issued and outstanding 0 shares of Series A Preferred Stock at September 30, 2011 and 10,000 shares at December 31, 2010	11,012	9,700
Common stock, no par value, authorized 25,000,000 shares; issued 18,477,412, outstanding 16,290,700 shares at September 30, 2011 and 16,289,832 shares at December 31, 2010	110,056	110,056
Additional paid-in capital	4,968	4,941
Retained earnings	30,028	21,633
Treasury stock, at cost (2,186,712 common shares at September 30, 2011 and 2,187,580 common shares at December 31, 2010)	(17,691)	(17,698)
Accumulated other comprehensive loss	(4,565)	(7,675)
Total stockholders’ equity	133,808	120,957
Total liabilities and stockholders’ equity	$1,376,517	$1,207,385

See accompanying notes to consolidated financial statements.

CENTER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except for share data)	2011	2010	2011	2010

Interest income
Interest and fees on loans	$8,956	$9,378	$27,123	$28,165
Interest and dividends on investment securities:
Taxable	3,273	2,464	10,079	8,337
Tax-exempt	544	21	983	194
Dividends	146	172	479	499
Total interest income	12,919	12,035	38,664	37,195
Interest expense
Interest on certificates of deposit $100 or more	332	282	945	1,036
Interest on other deposits	1,059	1,213	3,133	3,712
Interest on borrowings	1,678	2,158	4,998	6,899
Total interest expense	3,069	3,653	9,076	11,647
Net interest income	9,850	8,382	29,588	25,548
Provision for loan losses	1,020	1,307	2,148	3,028
Net interest income after provision for loan losses	8,830	7,075	27,440	22,520
Other income
Service charges, commissions and fees	505	535	1,415	1,424
Annuities and insurance commissions	42	3	81	119
Bank-owned life insurance	259	429	780	957
Other	227	135	519	322
Other-than-temporary impairment losses on investment securities	(66)	(23)	(303)	(8,495)
Portion of losses recognized in other comprehensive income, before taxes	—	—	—	3,377
Net other-than-temporary impairment losses on investment securities	(66)	(23)	(303)	(5,118)
Net gains on sale of investment securities	1,316	1,056	3,120	3,464
Net investment securities gains (losses)	1,250	1,033	2,817	(1,654)
Total other income	2,283	2,135	5,612	1,168
Other expense
Salaries and employee benefits	2,848	2,721	8,618	8,106
Occupancy and equipment	713	754	2,246	2,377
FDIC insurance	328	510	1,384	1,586
Professional and consulting	319	153	805	849
Stationery and printing	73	68	273	242
Marketing and advertising	30	36	116	234
Computer expense	300	320	989	1,001
Other real estate owned, net	—	20	(1)	63
Loss on fixed assets, net	—	—	—	427
Repurchase agreement termination fee	—	—	—	594
All other	918	860	2,791	2,622
Total other expense	5,529	5,442	17,221	18,101
Income before income tax expense	5,584	3,768	15,831	5,587
Income tax expense	1,882	1,629	5,527	1,153
Net Income	3,702	2,139	10,304	4,434
Preferred stock dividends and accretion	145	146	436	437
Net income available to common stockholders	$3,557	$1,993	$9,868	$3,997
Earnings per common share
Basic	$0.22	$0.14	$0.61	$0.27
Diluted	$0.22	$0.14	$0.61	$0.27
Weighted Average Common Shares Outstanding
Basic	16,290,700	14,649,397	16,290,598	14,599,919
Diluted	16,313,366	14,649,397	16,310,557	14,601,478
Dividend paid per common share	$0.03	$0.03	$0.09	$0.09

See accompanying notes to consolidated financial statements.

CENTER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

(in thousands, except for share data)	Preferred Stock	Common Stock	Additional Paid In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance—December 31, 2009	$9,619	$97,908	$5,650	$17,068	$(17,720)	$(10,776)	$101,749
Comprehensive income:
Net income				4,434			4,434
Other comprehensive income, net of tax						6,203	6,203
Total comprehensive income							10,637
Accretion of discount on preferred stock	61			(61)			—
Issuance cost of common stock				(4)			(4)
Proceeds from common stock offering (1,715,000 shares)		12,148	(758)				11,390
Cash dividends on preferred stock				(375)			(375)
Cash dividends declared on common stock ($0.09 per share)				(1,312)			(1,312)
Restricted stock awarded (2,083 shares)			3		22		25
Taxes related to stock-based compensation			8				8
Stock-based compensation expense			39				39
Balance—September 30, 2010	$9,680	$110,056	$4,942	$19,750	$(17,698)	$(4,573)	$122,157

Balance—December 31, 2010	$9,700	$110,056	$4,941	$21,633	$(17,698)	$(7,675)	$120,957
Comprehensive income, net of tax:
Net income				10,304			10,304
Other comprehensive income, net of tax						3,110	3,110
Total comprehensive income							13,414
Accretion of discount on preferred stock	62			(62)			—
Redemption of preferred stock series A	(10,000)						(10,000)
Proceeds from issuance of series B preferred stock	11,250						11,250
Accrual of dividend on series B preferred stock				(23)			(23)
Issuance cost of common stock				(4)			(4)
Cash dividends on preferred stock series A				(354)			(354)
Cash dividends declared on common stock ($0.09 per share)				(1,466)			(1,466)
Stock issued for options exercise (868 shares)					7		7
Stock-based compensation expense			27				27
Balance—September 30, 2011	$11,012	$110,056	$4,968	$30,028	$(17,691)	$(4,565)	$133,808

See accompanying notes to consolidated financial statements.

CENTER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)	Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities:
Net income	$10,304	$4,434
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of premiums and accretion of discounts on investment securities, net	2,983	1,400
Depreciation and amortization	725	874
Stock-based compensation	27	39
Provision for loan losses	2,148	3,028
Provision for deferred taxes	249	193
Net other-than-temporary impairment losses on investment securities	303	5,118
Gains on sales of investment securities, net	(3,120)	(3,464)
Net Loans originated for resale	(200)	—
Net loss on sales and dispositions of premises and equipment	—	427
(Increase) in accrued interest receivable	(1,482)	(58)
Decrease in prepaid FDIC insurance assessments	1,534	1,332
Increase in cash surrender value of bank-owned life insurance	(780)	(957)
(Increase) decrease in other assets	(3,104)	1,949
Increase in other liabilities	5,492	10
Net cash provided by operating activities	15,079	14,325
Cash flows from investing activities:
Investment securities available-for-sale:
Purchases	(341,429)	(620,693)
Sales	236,388	547,733
Maturities, calls and principal repayments	35,979	37,605
Investment securities held-to-maturity:
Purchases	(5,843)	—
Maturities and principal repayments	2,375	—
Net redemption of restricted investment in bank stocks	402	417
Net decrease (increase) in loans	(14,443)	16,474
Purchases of premises and equipment	(130)	(266)
Redemption of bank-owned life insurance	—	5,610
Purchase of bank-owned life insurance	—	(6,000)
Proceeds from life insurance death benefit	—	15
Proceeds from sale of premises and equipment	—	1
Net cash used in investing activities	(86,701)	(19,104)
Cash flows from financing activities:
Net increase in deposits	199,690	23,197
Net decrease in short-term borrowings	(41,855)	(9,723)
Repayments of long-term borrowings	(10,000)	(32,117)
Cash dividends on preferred stock	(417)	(375)
Cash dividends on common stock	(1,466)	(1,312)
Proceeds from issuance of SBLF preferred stock	11,250	—
Redemption of preferred stock	(10,000)	—
Proceeds from insurance of common stock from common stock offerings	—	12,148
Issuance cost of common stock from common stock offerings	—	(758)
Issuance cost of common stock	(4)	(4)
Issuance cost of restricted stock award	—	25
Proceeds from exercise of stock options	7	—
Taxes related to stock based awards	—	8
Net cash provided by (used in) financing activities	147,205	(8,911)
Net change in cash and cash equivalents	75,583	(13,690)
Cash and cash equivalents at beginning of period	37,497	89,168
Cash and cash equivalents at end of period	$113,080	$75,478
Supplemental disclosures of cash flow information:
Cash payments for:
Interest paid on deposits and borrowings	$9,192	$12,193
Income taxes	3,529	433
Supplemental disclosures of non-cash investing activities:
Trade date accounting settlements for investments, net	$2,999	$22,195
Transfer of loan to other real estate owned	$—	$1,927
Net investment in direct financing lease	$—	$3,700
Transfer from investment securities available-for-sale to investment securities Held-to-maturity	$66,833	$—

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

In preparing the consolidated financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities as of the dates of the consolidated statements of condition and that affect the results of operations for the periods presented. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to change in the near term relate to the determination of the allowance for loan losses, other-than-temporary impairment evaluation of securities, the evaluation of the impairment of goodwill and the valuation of deferred tax assets.

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

Earnings per common share have been computed based on the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2011	2010	2011	2010
Net income	$3,702	$2,139	$10,304	$4,434
Preferred stock dividends and accretion	145	146	436	437
Net income available to common shareholders	$3,557	$1,993	$9,868	$3,997
Basic weighted average common shares outstanding	16,291	14,649	16,291	14,600
Plus: effect of dilutive options and warrants	22	—	20	1
Diluted weighted average common shares outstanding	16,313	14,649	16,311	14,601
Earning per common share:
Basic	$0.22	$0.14	$0.61	$0.27
Diluted	$0.22	$0.14	$0.61	$0.27

Note 3.  Stock-Based Compensation

The Corporation maintains two stock-based compensation plans from which new grants could be issued. The Corporation’s stock option plans permit Parent Corporation common stock to be issued to key employees and directors of the Corporation and its subsidiaries. The options granted under the plans are intended to be either incentive stock options or non-qualified options. Under the 2009 Equity Incentive Plan, a total of 394,417 shares are available for issuance. Under the 2003 Non-Employee Director Stock Option Plan, a total of 431,003 shares remain available for grant under the plan as of September 30, 2011 and are authorized for issuance. Such shares may be treasury shares, newly issued shares or a combination thereof.

Options have been granted to purchase common stock principally at the fair market value of the stock at the date of grant. Options are exercisable over a three year vesting period starting one year after the date of grant and generally expire ten years from the date of grant.

Stock-based compensation expense for all share-based payment awards granted after December 31, 2005 is based on the grant date fair value estimated in accordance with the provisions of FASB ASC 718-10-10 “Stock Based Compensation”. The Corporation recognizes these compensation costs net of a forfeiture rate and recognizes the compensation costs for only those shares expected to vest on a straight-line basis over the requisite service period of the award, which is generally the option vesting term of 3 years. The Corporation estimated the forfeiture rate based on its historical experience during the preceding seven fiscal years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3.  Stock-Based Compensation—(continued)

For the nine months ended September 30, 2011, the Corporation’s income before income taxes and net income were reduced by $27,000 and $16,000, respectively, as a result of the compensation expense related to stock options. For the nine months ended September 30, 2010, the Corporation’s income before income taxes and net income were reduced by $39,000 and $23,000, respectively, as a result of the compensation expense related to stock options.

Under the principal option plans, the Corporation may also grant restricted stock awards to certain employees. Restricted stock awards are non-vested stock awards. Restricted stock awards are independent of option grants and are generally subject to forfeiture if employment terminates prior to the release of the restrictions. Such awards generally vest within 30 days to five years from the date of grant. During that period, ownership of the shares cannot be transferred. Restricted stock has the same cash dividend and voting rights as other common stock and is considered to be currently issued and outstanding. The Corporation expenses the cost of restricted stock awards, which is determined to be the fair market value of the shares at the date of grant, ratably over the period during which the restrictions lapse. There were no restricted stock awards outstanding at September 30, 2011 or December 31, 2010.

There were 30,564 and 38,203 shares of common stock underlying granted options for the nine months ended September 30, 2011 and 2010, respectively. The fair value of share-based payment awards was estimated using the Black-Scholes option pricing model with the following assumptions and weighted average fair values at the time the grants were awarded:

	Nine Months Ended September 30,
	2011	2010
Weighted average fair value of grants	$1.89	$2.16
Risk-free interest rate	2.19%	2.29%
Dividend yield	1.32%	1.41%
Expected volatility	22.25%	28.6%
Expected life in months	65	62

       Activity under the principal option plans as of September 30, 2011 and changes during the nine months ended September 30, 2011 were as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2010	198,946	$9.75
Granted	30,564	8.28
Exercised	(3,648)	1.83
Forfeited/cancelled/expired	(12,857)	11.75
Outstanding at September 30, 2011	213,005	$9.56	5.06	$181,091
Exercisable at September 30, 2011	147,015	$9.89	3.52	$118,686

The aggregate intrinsic value of options above represents the total pre-tax intrinsic value (the difference between the Corporation’s closing stock price on the last trading day of the third quarter of 2011 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2011. This amount changes based on the fair value of the Corporation’s stock.

As of September 30, 2011, there was approximately $67,000 of total unrecognized compensation expense relating to unvested stock options. These costs are expected to be recognized over a weighted average period of 2.0 years.

Note 4.  Recent Accounting Pronouncements

In January 2011, the FASB issued ASU No. 2011-01, "Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20." The provisions of ASU No. 2010-20 required the disclosure of more granular information on the nature and extent of troubled debt restructurings and their effect on the Allowance for the period ended September 30, 2011. The amendments in this ASU defer the effective date related to these disclosures, enabling creditors to provide those disclosures after the FASB completes its project clarifying the guidance for determining what constitutes a troubled debt restructuring. As the provisions of this ASU only defer the effective date of disclosure requirements related to troubled debt restructurings, the adoption of this ASU will have no impact on the Corporation's statements of income and condition.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In September 2011, the FASB issued ASU No. 2011-08, “Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment”, which permits an entity to first perform a qualitative assessment  to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an entity believes, as a result of its qualitative assessment, that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further impairment testing is required. The provisions of ASU No. 2011-08 are effective for the Corporation’s interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, provided that the entity has not yet performed its annual impairment test for goodwill. The Corporation performs its annual impairment test for goodwill in the fourth quarter of each year. The adoption of ASU No. 2011-08 is not expected to have a material impact on the Corporation’s statements of income and statements of condition.

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

In July 2010, the FASB issued ASU No. 2010-20, "Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses," which requires that the Corporation provide a greater level of disaggregated information about the credit quality of the Corporation’s loans and leases and the allowance for loan and lease losses (the "Allowance"). This ASU also requires the Corporation to disclose on a prospective basis, additional information related to credit quality indicators, non-accrual loans and leases, and past due information. The Corporation adopted the provisions of this ASU in preparing the Consolidated Financial Statements as of and for the year ended December 31, 2010. As this ASU amends only the disclosure requirements for loans and leases and the Allowance, the adoption of this ASU for the quarter and nine month period ended September 30, 2011 and the year ended December 31, 2010, respectively, had no impact on the Corporation’s statements of income and condition. The required disclosures are presented in the following tables and related discussion later in this Note.

Portfolio segments are defined as the level at which an entity develops and documents a systematic methodology to determine its Allowance. Management has determined that the Corporation has two portfolio segments of loans and leases (commercial and consumer) in determining the Allowance. Both quantitative and qualitative factors are used by management at the portfolio segment level in determining the adequacy of the Allowance for the Corporation. Classes of loans and leases are a disaggregation of a Corporation's portfolio segments. Classes are defined as a group of loans and leases which share similar initial measurement attributes, risk characteristics, and methods for monitoring and assessing credit risk. Management has determined that the Corporation has five classes of loans and leases Commercial and industrial (including lease financing), Commercial – real estate, Construction, Residential mortgage (including home equity) and Installment.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Composition of Loan Portfolio

The following table sets forth the composition of the Corporation’s loan portfolio, including net deferred fees and costs, at September 30, 2011 and December 31, 2010:

	September 30,	December 31,
	2011	2010
	(Dollars in Thousands)
Commercial and industrial	$125,970	$121,034
Commercial real estate	388,204	372,001
Construction	39,606	49,744
Residential mortgage	167,604	165,154
Installment	224	511
Total loans	$721,608	$708,444

Included in the loan balances above are net deferred loan costs of $45,000 and $258,000 at September 30, 2011 and December 31, 2010, respectively.

At September 30, 2011 and December 31, 2010, loans to executive officers and directors aggregated approximately $2,790,000 and $5,456,000, respectively. During the period ended September 30, 2011, the Corporation made no new loans to executive officers and directors; payments by such persons during 2011 aggregated $2,666,000.

Management is of the opinion that the above loans were made on the same terms and conditions as those prevailing for comparable transactions with non-related borrowers.

At September 30, 2011 and December 31, 2010, loan balances of approximately $322.5 million and $435.9 million, respectively, were pledged to secure short term borrowings from the Federal Reserve Bank of New York and Federal Home Loan Bank Advances.

The following table presents information about loan receivables on non-accrual status at September 30, 2011 and December 31, 2010:

Loans Receivable on Non-Accrual Status
	September 30, 2011	December 31, 2010
	(Dollars in Thousands)
Commercial and industrial	$100	$456
Commercial real estate	3,854	3,563
Construction	5,660	5,865
Residential mortgage	4,469	1,290
Total loans receivable on non-accrual status	$14,083	$11,174

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Corporation continuously monitors the credit quality of its loans receivable. In addition to the internal staff, the Corporation utilizes the services of a third party loan review firm to rate the credit quality of its loans receivable. Credit quality is monitored by reviewing certain credit quality indicators. Assets classified “Pass” are deemed to possess average to superior credit quality, requiring no more than normal attention. Assets classified as “Special Mention” have generally acceptable credit quality yet possess higher risk characteristics/circumstances than satisfactory assets. Such conditions include strained liquidity, slow pay, stale financial statements, or other conditions that require more stringent attention from the lending staff. These conditions, if not corrected, may weaken the loan quality or inadequately protect the Corporation’s credit position at some future date. Assets are classified “Substandard” if the asset has a well defined weakness that requires management’s attention to a greater degree than for loans classified special mention. Such weakness, if left uncorrected, could possibly result in the compromised ability of the loan to perform to contractual requirements. An asset is classified as “Doubtful” if it is inadequately protected by the net worth and/or paying capacity of the obligor or of the collateral, if any, that secures the obligation. Assets classified as doubtful include assets for which there is a “distinct possibility” that a degree of loss will occur if the inadequacies are not corrected. All loans past due 90 days or more and all impaired loans are included in the appropriate category below. The following table presents information, including deferred fees and costs, about the loan credit quality at September 30, 2011 and December 31, 2010:

Credit Quality Indicators
	September 30, 2011
	(Dollars in Thousands)
	Pass	Special Mention	Substandard	Doubtful	Total
Commercial and industrial	$122,334	$2,181	$1,455	$—	$125,970
Commercial real estate	353,977	21,214	13,013	—	388,204
Construction	33,947	—	5,659	—	39,606
Residential mortgage	159,972	—	7,632	—	167,604
Installment	224	—	—	—	224
Total loans	$670,454	$23,395	$27,759	$—	$721,608

Credit Quality Indicators
	December 31, 2010
	(Dollars in Thousands)
	Pass	Special Mention	Substandard	Doubtful	Total
Commercial and industrial	$116,741	$1,929	$2,364	$—	$121,034
Commercial real estate	345,096	15,383	11,522	—	372,001
Construction	43,879	—	3,588	2,277	49,744
Residential mortgage	161,558	—	3,596	—	165,154
Installment	511	—	—	—	511
Total loans	$667,785	$17,312	$21,070	$2,277	$708,444

The following table provides an analysis of the impaired loans at September 30, 2011 and December 31, 2010:

Impaired Loans
	September 30, 2011
	(Dollars in Thousands)
	Recorded Investment	Unpaid Principal Balance	Related Allowance
No related allowance recorded:

Commercial real estate	$1,671	$1,992	$—
Construction	5,234	8,642	—
Total	$6,905	$10,634	$—

With An Allowance Recorded

Commercial real estate	$7,680	$8,600	$935
Construction	426	426	221
Residential mortgage	4,604	4,604	262
Total	$12,710	$13,630	$1,418

Total
Commercial real estate	9,351	10,592	935
Construction	5,660	9,068	221
Residential mortgage	4,604	4,604	262
Total	$19,615	$24,264	$1,418

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Impaired Loans
	December 31, 2010
	(Dollars in Thousands)
	Recorded Investment	Unpaid Principal Balance	Related Allowance
No related allowance recorded:

Commercial and industrial	$1,364	$1,908	$—
Commercial real estate	3,984	4,625	—
Construction	5,865	8,642	—
Residential mortgage	1,462	1,765	—
Total	$12,675	$16,940	$—

With An Allowance Recorded

Commercial real estate	$4,180	$4,180	$618
Residential mortgage	1,354	1,354	21
Total	$5,534	$5,534	$639

Total
Commercial and industrial	$1,364	$1,908	$—
Commercial real estate	8,164	8,805	618
Construction	5,865	8,642	—
Residential mortgage	2,816	3,119	21
Total	$18,209	$22,474	$639

	Three Months Ended September 30, 2011		Nine Months Ended September 30, 2011		For the Year Ended December 31, 2010
	(Dollars in Thousands)
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized

Impaired loans with no related allowance recorded:

Commercial and industrial	$—	$—	$466	$11	$1,933	$87
Commercial real estate	1,444	64	3,027	148	4,274	78
Construction	5,234	—	3,395	—	6,855	112
Residential mortgage	—	—	—	—	1,711	27
Total	$6,678	$64	$6,888	$159	$14,773	$304

Impaired loans with an allowance recorded:

Commercial real estate	$5,039	$156	$4,715	$224	$4,181	$204
Construction	437	—	2,276	—	—	—
Residential mortgage	3,675	46	3,364	76	1,356	76
Total	$9,151	$202	$10,355	$300	$5,537	$280

Total impaired loans:

Commercial and industrial	$—	$—	$466	$11	$1,933	$87
Commercial real estate	6,483	220	7,742	372	8,455	282
Construction	5,671	—	5,671	—	6,855	112
Residential mortgage	3,675	46	3,364	76	3,067	103
Total	$15,829	$266	$17,243	$459	$20,310	$584

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Corporation defines an impaired loan as a loan for which it is probable, based on information available at the determination date, that the Corporation will not collect all amounts due under the contractual terms of the loan. At September 30, 2011 impaired loans were primarily collateral dependent, and totaled $19.6 million. Specific allowance for loan loss of $1.4 million was assigned to impaired loans of $12.7 million. Loans in the amount of $6.9 million had no specific allowance allocation.

Loans are considered to have been modified in a troubled debt restructuring when due to a borrower's financial difficulties, the Corporation makes certain concessions to the borrower that it would not otherwise consider. Modifications may include interest rate reductions, principal or interest forgiveness, forbearance, and other actions intended to minimize economic loss and to avoid foreclosure or repossession of collateral. Generally, a non-accrual loan that has been modified in a troubled debt restructuring remains on non-accrual status for a period of six months to demonstrate that the borrower is able to meet the terms of the modified loan. However, performance prior to the modification, or significant events that coincide with the modification, are included in assessing whether the borrower can meet the new terms and may result in the loan being returned to accrual status at the time of loan modification or after a shorter performance period. If the borrower's ability to meet the revised payment schedule is uncertain, the loan remains on non-accrual status. Included in impaired loans at September 30, 2011 are loans that are deemed troubled debt restructurings. Of these loans, $8.9 million, 87% of which are included in the tables above, are performing under the restructured terms and are accruing interest.

The following table provides an analysis of the aging of loans, including deferred fees and costs that are past due at September 30, 2011 and December 31, 2010:

Aging Analysis
	September 30, 2011
	(Dollars in Thousands)
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Loans Receivable > 90 Days And Accruing
Commercial and Industrial	$1,055	$121	$100	$1,276	$124,694	$125,970	$—
Commercial Real Estate	1,013	—	4,305	5,318	382,886	388,204	451
Construction	—	—	5,660	5,660	33,946	39,606	—
Residential Mortgage	222	116	4,469	4,807	162,797	167,604	—
Installment	3	—	—	3	221	224	—
Total	$2,293	$237	$14,534	$17,064	$704,544	$721,608	$451

	December 31, 2010
	(Dollars in Thousands)
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Loans Receivable > 90 Days And Accruing
Commercial and Industrial	$1,509	$476	$456	$2,441	$118,593	$121,034	$—
Commercial Real Estate	4,290	2,229	3,563	10,082	361,919	372,001	—
Construction	170	449	5,865	6,484	43,260	49,744	—
Residential Mortgage	1,814	309	2,004	4,127	161,027	165,154	714
Installment	9	—	—	9	502	511	—
Total	$7,792	$3,463	$11,888	$23,143	$685,301	$708,444	$714

The following table details the amount of loans receivable that are evaluated individually, and collectively, for impairment, and the related portion of the allowance for loan loss that is allocated to each loan portfolio segment:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Allowance for loan and lease losses
	September 30, 2011
	(Dollars in Thousands)
	C & I	Comm R/E	Construction	Res Mtge	Installment	Unallocated	Total
Allowance for loan and lease losses:
Individually evaluated for impairment	$—	$935	$221	$262	$—	$—	$1,418
Collectively evaluated for impairment	1,376	4,947	484	976	48	287	8,118

Total	$1,376	$5,882	$705	$1,238	$48	$287	$9,536

Loans Receivable
Individually evaluated for impairment	$1,052	$13,187	$5,660	$4,604	$—	$—	$24,503
Collectively evaluated for impairment	124,918	375,017	33,946	163,000	224	—	697,105
Total	$125,970	$388,204	$39,606	$167,604	$224	$—	$721,608

Allowance for loan and lease losses
	December 31, 2010
	(Dollars in Thousands)
	C & I	Comm R/E	Construction	Res Mtge	Installment	Unallocated	Total
Allowance for loan and lease losses:
Individually evaluated for impairment	$—	$618	$—	$21	$—	$—	$639
Collectively evaluated for impairment	1,272	5,097	551	1,017	52	239	8,228
Total	$1,272	$5,715	$551	$1,038	$52	$239	$8,867

Loans Receivable
Individually evaluated for impairment	$2,748	$11,960	$5,865	$1,354	$—	$—	$21,927
Collectively evaluated for impairment	118,286	360,041	43,879	163,800	511	—	686,517
Total	$121,034	$372,001	$49,744	$165,154	$511	$—	$708,444

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

 A summary of the activity in the allowance for loan losses is as follows:

	Three Months Ended September 30, 2011 (Dollars in Thousands)
	C & I	Comm R/E	Construction	Res Mtge	Installment	Unallocated	Total

Balance at July 1,	$1,376	$6,155	$1,130	$1,005	$56	$114	$9,836

Charge offs	—	(940)	(631)	—	(7)	—	(1,578)

Recoveries	205	—	—	51	2	—	258

Provision	(205)	667	206	182	(3)	173	1,020

Balance at September 30,	$1,376	$5,882	$705	$1,238	$48	$287	$9,536

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Nine Months Ended September 30, 2011 (Dollars in thousands)
	C & I	Comm R/E	Construction	Res Mtg	Installment	Unallocated	Total

Balance at January 1,	$1,272	$5,715	$551	$1,038	$52	$239	$8,867

Charge offs	(185)	(940)	(631)	(23)	(14)	—	(1,793)

Recoveries	240	15	—	53	6	—	314

Provision	49	1,092	785	170	4	48	2,148

Balance at September 30,	$1,376	$5,882	$705	$1,238	$48	$287	$9,536

	Three and Nine Months Ended September 30, 2011 and 2010 (Dollars in Thousands)
	3 months	3 months	9 months	9 months
	2011	2010	2011	2010
Balance at Beginning of Period,	$9,836	$8,595	$8,867	$8,711

Charge offs	(1,578)	(1,135)	(1,793)	(2,985)

Recoveries	258	3	314	16

Provision	1,020	1,307	2,148	3,028

Balance at September 30,	$9,536	$8,770	$9,536	$8,770

The amount of interest income that would have been recorded on non-accrual loans during the nine months ended September 30, 2011 and the year ended December 31, 2010, had payments remained in accordance with the original contractual terms, was $534,000 and $598,000, respectively.

At September 30, 2011, there were no commitments to lend additional funds to borrowers whose loans were on non-accrual status or were contractually past due in excess of 90 days and still accruing interest.

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

The following table presents information about the troubled debt restructurings (TDRs) by class for the periods indicated:

	Three Months Ended September 30, 2011			Nine Months Ended September 30, 2011
	Number of Loans	Pre-restructuring Outstanding Recorded Investment	Post-restructuring Outstanding Recorded Investment	Number of Loans	Pre-restructuring Outstanding Recorded Investment	Post-restructuring Outstanding Recorded Investment
	(Dollars in Thousands)
Troubled debt restructurings:
Commercial Real Estate	—	—	—	1	1,719	1,318
Residential Mortgage	1	340	340	4	1,545	1,496
Total	1	$340	$340	5	$3,264	$2,814

The Corporation charged off $477,000 in connection with loan modifications at the time of the modification.

The Corporation had no loan modified as a TDR within the previous twelve months that subsequently defaulted during the three and nine months ended September 30, 2011.

The Corporation adopted ASU No. 2011-02 on July 1, 2011 which provides additional guidance to creditors for evaluating whether a modification or restructuring of a receivable is a troubled debt restructuring. In general, a modification or restructuring of a loan constitutes a TDR if the Corporation grants a concession to a borrower experiencing financial difficulty. Loans modified in TDRs are placed on non-accrual status until the Corporation determines that future collection of principal and interest is reasonably assured, which generally requires that the borrower demonstrate performance according to the restructured terms for a period of at least six months. However, performance prior to the modification, or significant events that coincide with the modification, are included in assessing whether the borrower can meet the new terms and may result in the loan being returned to accrual status at the time of loan modification or after a shorter performance period. If the borrower's ability to meet the revised payment schedule is uncertain, the loan remains on non-accrual status.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Loans modified in a troubled debt restructuring totaled $12.4 million at September 30, 2011 of which $3.5 million were on non-accrual status. The remaining loans modified were current at the time of the restructuring and have complied with the terms of their restructure agreement. At December 31, 2010, loans modified in a troubled debt restructuring totaled $13.1 million of which $6.1 million were on non-accrual status. The remaining loans modified were current at the time of the restructuring and have complied with the terms of their restructure agreement.

In an effort to proactively manage delinquent loans, the Corporation has selectively extended to certain borrowers concessions such as rate reductions, extension of maturity dates, principal or interest forgiveness, adjusted repayment terms, forbearance agreements, or combinations of two or more of these concessions. As of September 30, 2011, loans on which concessions were made with respect to adjusted repayment terms amounted to $2.3 million. Loans on which combinations of two or more concessions were made amounted to $10.1 million. The concessions granted included principal concessions, rate reduction, adjusted repayment, extended maturity and payment deferral.

Note 6.  Comprehensive Income

Total comprehensive income includes all changes in equity during a period arising from transactions and other events and circumstances from non-owner sources. The Corporation’s other comprehensive income is comprised of unrealized holding gains and losses on investment securities available-for-sale, and actuarial losses of defined benefit plans, net of taxes.

Disclosure of comprehensive income for the nine months ended September 30, 2011, and 2010 is presented in the Consolidated Statements of Changes in Stockholders’ Equity. The table below provides a reconciliation of the components of other comprehensive income (loss) to the data provided in the Consolidated Statements of Changes in Stockholders’ Equity.

The components of other comprehensive income (loss), net of tax, were as follows for the periods indicated:

	Nine Months Ended September 30,
	2011	2010
	(in Thousands)
Reclassification adjustment of OTTI losses included in income	$303	$8,495
Unrealized gains on available-for-sale securities	8,051	5,246
Reclassification adjustment for net gains arising during this period	(3,120)	(3,464)
Net unrealized gains on available-for-sale securities	5,234	10,277
Unrealized holding gains on securities transferred from available-for-sale to held-to-maturity	261	—
Net unrealized gain on securities	5,495	10,277
Tax effect	(2,300)	(4,074)
Net of tax amount	3,195	6,203
Change in minimum pension liability	(142)	—
Tax effect	57	—
Net of tax amount	(85)	—
Other comprehensive income, net of tax	$3,110	$6,203

Accumulated other comprehensive loss at September 30, 2011 and December 31, 2010 consisted of the following:

	September 30, 2011	December 31, 2010
	(in Thousands)
Investment securities available-for-sale, net of tax	$(2,299)	$(5,327)
Unamortized component from transfer of securities from available-for-sale to held-to-maturity, net of tax	167	—
Defined benefit pension and post-retirement plans, net of tax	(2,433)	(2,348)
Total accumulated other comprehensive loss	$(4,565)	$(7,675)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7.  Investment Securities

The Corporation’s investment securities are classified as available-for-sale and held-to-maturity at September 30, 2011 and available-for-sale at December 31, 2010. Investment securities available-for-sale are reported at fair value with unrealized gains or losses included in equity, net of tax. Accordingly, the carrying value of such securities reflects their fair value at the balance sheet date. Fair value is based upon either quoted market prices, or in certain cases where there is limited activity in the market for a particular instrument, assumptions are made to determine their fair value. See Note 8 of the Notes to Consolidated Financial Statements for a further discussion.

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

The following tables present information related to the Corporation’s investment securities at September 30, 2011 and December 31, 2010.

	September 30, 2011
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Investment Securities Available-for-Sale:
Federal agency obligations	$18,431	$181	$(13)	$18,599
Residential mortgage backed securities	118,604	2,008	—	120,612
Obligations of U.S. states and political subdivisions	50,722	1,885	(24)	52,583
Trust preferred securities	24,244	58	(4,341)	19,961
Corporate bonds and notes	171,498	1,077	(2,892)	169,683
Collateralized mortgage obligations	3,291	—	(1,221)	2,070
Equity securities	5,622	34	(306)	5,350
Total	$392,412	$5,243	$(8,797)	$388,858

Investment Securities Held-to-Maturity:
Federal agency obligations	$32,407	$130	$(13)	$32,524
Obligations of U.S. states and political subdivisions	37,735	2,112	—	39,847
Total	$70,142	$2,242	$(13)	$72,371

Total investment securities	$462,554	$7,485	$(8,810)	$461,229

During the nine months ended September 30, 2011, the Corporation reclassified at fair value approximately $66.8 million in available-for-sale investment securities to the held-to-maturity category. The related after-tax gains of approximately $185,000 (on a pre-tax basis of $292,000) remained in accumulated other comprehensive income and will be amortized over the remaining life of the securities as an adjustment of yield, offsetting the related amortization of the premium or accretion of the discount on the transferred securities. No gains or losses were recognized at the time of reclassification. During the three months ended September 30, 2011, the Corporation reclassified at fair value approximately $30.8 million in available-for-sale investment securities to the held-to-maturity category. The related after-tax losses of approximately $33,000 (on a pre-tax basis of $47,000) remained in accumulated other comprehensive income and will be amortized over the remaining life of the securities. Management considers the held-to-maturity classification of these investment securities to be appropriate as the Corporation has the positive intent and ability to hold these securities to maturity.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2010
(in Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Investment Securities Available-for-Sale:
U.S. Treasury and agency securities	$7,123	$—	$(128)	$6,995
Federal agency obligations	68,051	1,071	(641)	68,481
Residential mortgage backed securities	180,037	115	(2,419)	177,733
Obligations of U.S. states and political subdivisions	38,312	1	(1,088)	37,225
Trust preferred securities	21,222	26	(2,517)	18,731
Corporate bonds and notes	63,047	—	(l,613)	61,434
Collateralized mortgage obligations	3,941	—	(1,213)	2,728
Equity securities	5,135	—	(382)	4,753
Total	$386,868	$1,213	$(10,001)	$378,080

The following table presents information for investment securities available-for-sale at September 30, 2011, based on scheduled maturities. Actual maturities can be expected to differ from scheduled maturities due to prepayment or early call options of the issuer.

	September 30, 2011
	Amortized Cost	Fair Value
Investment Securities Available-for-Sale:	(in thousands)
Due in one year or less	$—	$—
Due after one year through five years	75,097	74,544
Due after five years through ten years	105,628	104,820
Due after ten years	87,461	83,532
Residential mortgage-backed securities (1)	118,604	120,612
Equity securities	5,622	5,350
Total	$392,412	$388,858
Investment Securities Held-to-Maturity:
Due in one year or less	$—	$—
Due after one year through five years	—	—
Due after five years through ten years	985	1,039
Due after ten years	69,157	71,332
Total	$70,142	$72,371

Total investment securities	$462,554	$461,229

(1) Debt securities without stated maturities.

For the nine months ended September 30, 2011, proceeds of available for sale investment securities sold amounted to approximately $236.4 million.  Gross realized gains on investment securities sold amounted to approximately $3.2 million, while gross realized losses on investment securities sold amounted to approximately $69,000 for the period. For the nine months ended September 30, 2010, proceeds of investment securities sold amounted to approximately $547.7 million.  Gross realized gains on investment securities sold amounted to approximately $4.3 million, while gross realized losses on investment securities sold amounted to approximately $804,000 for the period.

For the nine months ended September 30, 2011, the Corporation recorded other-than temporary impairment (“OTTI”) charges of approximately $18,000 and principal losses of $285,000 on a variable rate private label collateralized mortgage obligation (“CMO”). For the nine months ended September 30, 2010, the Corporation recorded OTTI charges of $1,786,000 on two pooled trust preferred securities, $332,000 on one variable rate private label CMO, and $3,000,000 on one trust preferred security.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following summarizes OTTI charges for the periods indicated.

	Nine Months Ended
	September 30,
	2011	2010
	(in thousands)
Other than temporary impairment charges

1 variable rate private label CMO	$18	$332
1 Trust Preferred security	—	3,000
2 Pooled trust preferred securities	—	1,786
Principal losses on a variable rate CMO	285	—
Total other-than-temporary impairment charges	$303	$5,118

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

The following table presents detailed information for each trust preferred security held by the Corporation at September 30, 2011 which has at least one rating below investment grade.

Deal Name	Single Issuer or Pooled	Class/ Tranche	Adjusted Cost Basis	Fair Value	Gross Unrealized Gain (Loss)	Lowest Credit Rating Assigned	Number of Banks Currently Performing		Deferrals and Defaults as % of Original Collateral	Expected Deferrals/Defaults as % of Remaining Performing Collateral
	(dollars in thousands)
Countrywide Capital IV	Single	—	$1,770	$1,366	$(404)	BB+	1		None	None
Countrywide Capital V	Single	—	2,747	2,110	(637)	BB+	1		None	None
Countrywide Capital V	Single	—	250	192	(58)	BB+	1		None	None
NPB Capital Trust II	Single	—	868	871	3	NR	1		None	None
Citigroup Cap IX	Single	—	991	867	(124)	BB+	1		None	None
Citigroup Cap IX	Single	—	1,903	1,674	(229)	BB+	1		None	None
Citigroup Cap XI	Single	—	245	217	(28)	BB+	1		None	None
BAC Capital Trust X	Single	—	2,500	1,935	(565)	BB+	1		None	None
NationsBank Cap Trust III	Single	—	1,570	983	(587)	BB+	1		None	None
Morgan Stanley Cap Trust IV	Single	—	2,500	2,073	(427)	BB+	1		None	None
Morgan Stanley Cap Trust IV	Single	—	1,741	1,450	(291)	BB+	1		None	None
Saturns-GS 2004-06	Single	—	242	231	(11)	BBB-	1		None	None
Saturns-GS 2004-06	Single	—	312	298	(14)	BBB-	1		None	None
Saturns-GS 2004-04	Single	—	779	722	(57)	BBB-	1		None	None
Saturns-GS 2004-04	Single	—	22	20	(2)	BBB-	1		None	None
Goldman Sachs	Single	—	999	859	(140)	BBB-	1		None	None
ALESCO Preferred Funding VI	Pooled	C2	274	211	(63)	Ca	43 of 65	(1)	33.4%	29.9%
ALESCO Preferred Funding VII	Pooled	C1	820	116	(704)	Ca	57 of 78	(1)	33.2%	28.1%
Total			20,533	16,195	(4,338)

(1)	Includes banks and insurance companies.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

One of the Pooled TRUPS, ALESCO 6, has incurred its tenth interruption of cash flow payments to date. Management reviewed the expected cash flow analysis and credit support to determine if it was probable that all principal and interest would be repaid, and recorded no other-than-temporary impairment charge for the nine months ended September 30, 2011 and $466,000 for the nine months ended September 30, 2010. The new cost basis for this security has been written down to $274,000 and has a par amount of $3.2 million. The other Pooled TRUP, ALESCO 7, incurred its eighth interruption of cash flow payments to date. Management reviewed the expected cash flow analysis and credit support to determine if it was probable that all principal and interest would be repaid, and recorded no other-than-temporary impairment charge for the nine months ended September 30, 2011, and $1,320,000 for the nine months ended September 30, 2010. The new cost basis for this security has been written down to $820,000 and has a par amount of $3.1 million.

Credit Loss Portion of OTTI Recognized in Earnings on Debt Securities

	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2011	Year Ended December 31, 2010
		(in thousands)
Balance of credit-related OTTI at January 1,	$6,434	$6,197	$3,621
Addition:
Credit losses on investment securities for which other-than-temporary impairment was not previously recognized	66	303	5,576
Reduction:
Credit losses on investment securities sold during the period	—	—	(3,000)
Balance of credit-related OTTI at period end	$6,500	$6,500	$6,197

The Corporation owns one variable rate private label CMO, which was also evaluated for impairment. This CMO was originally issued in 2006 and collateralized by 30 year Adjustable Rate Mortgage loans secured by a first lien, fully amortizing one-to-four residential mortgage loans. The tranche purchased was a Super Senior with an original credit rating of AAA/AAA. The top five states geographic concentration comprised in the deal were California 18.2 percent, Arizona 10.5 percent, Virginia 6.1 percent, Florida 6.5 percent and Nevada 6.3 percent. No one state exceeded a 25 percent concentration. These states have been heavily impacted by the financial crises and as such have sustained heavy delinquencies affecting the credit rating of the security. Management had applied aggressive default rates to identify if any credit impairment exists, as these bonds were downgraded to below investment grade. The Corporation recorded $66,000 in principal losses on this bond for the three months and $285,000 for the nine months ended September 30, 2011, and $126,000 in principal losses for the three months and $231,000 for the nine months ended September 30, 2010, and expects additional losses in future periods. As such, management determined that an other-than-temporary impairment charge exists and recorded a cumulative $566,000 write down to the bond, which represents 9.6 percent of the par amount of $3.9 million. The new cost basis for this security has been written down to $3.3 million.

At Sptember 30, 2011, excess subordination as a percentage of remaining performing collateral for the ALESCO Preferred Funding VI and VII investments were -41.8 percent and -42.5 percent, respectively. Excess subordination is the amount of performing collateral above the amount of outstanding collateral underlying each class of the security. The Excess Subordination as a Percent of Remaining Performing Collateral reflects the difference between the performing collateral and the collateral underlying each security divided by the performing collateral. A negative number results when the paying collateral is less than the collateral underlying each class of the security. A low or negative number decreases the likelihood of full repayment of principal and interest accordingly to original contractual terms.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Corporation did not record other-than-temporary impairment charges relating to equity holdings in bank stocks for the nine month period ended September 30, 2011 or September 30, 2010.

Temporarily Impaired Investments

For all other securities, the Corporation does not believe that the unrealized losses, which were comprised of 84 investment securities as of September 30, 2011, represent an other-than-temporary impairment. The gross unrealized losses associated with Federal agency obligations, mortgage-backed securities, corporate bonds and tax-exempt securities are not considered to be other than temporary because their unrealized losses are related to changes in interest rates and do not affect the expected cash flows of the underlying collateral or issuer.

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

The Corporation evaluates all securities with unrealized losses quarterly to determine whether the loss is other than temporary. Unrealized losses in the collateralized mortgage obligations category consist primarily private issue collateralized mortgage obligations. Unrealized losses in the corporate debt securities category consist of single issuer corporate trust preferred securities, pooled trust preferred securities and corporate debt securities issued by large financial institutions, insurance companies and other corporate issuers. The unrealized loss in equity securities consist primarily of other bank equities. The decline in fair value is due in large part to the lack of an active trading market for these securities, changes in market credit spreads and rating agency downgrades. For collateralized mortgage obligations, management reviewed expected cash flows and credit support to determine if it was probable that all principal and interest would be repaid. None of the corporate issuers have defaulted on interest payments. Management concluded that these securities, other than the previously mentioned two Pooled TRUPS and one private label CMO were not other-than-temporarily impaired at September 30, 2011. Future deterioration in the cash flow on collateralized mortgage obligations or the credit quality of these large financial institution issuers of TRUP debt securities could result in impairment charges in the future.

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

The following tables indicate gross unrealized losses not recognized in income and fair value, aggregated by investment category and the length of time individual securities have been in a continuous unrealized loss position at September 30, 2011 and December 31, 2010:

	September 30, 2011
	Total		Less Than 12 Months		12 Months or Longer
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
Investment Securities Available-for-Sale:
Federal agency obligations	$10,838	$(13)	$10,838	$(13)	$—	$—
Obligations of U.S. states and political subdivisions	3,370	(24)	3,370	(24)	—	—
Trust preferred securities	15,326	(4,341)	14,016	(2,986)	1,310	(1,355)
Corporate bonds and notes	107,850	(2,892)	104,685	(2,621)	3,165	(271)
Collateralized mortgage obligations	2,070	(1,221)	—	—	2,070	(1,221)
Equity securities	1,229	(306)	—	—	1,229	(306)
Total	$140,683	$(8,797)	$132,909	$(5,644)	$7,774	$(3,153)
Investment Securities Held-to-Maturity:
Obligations of U.S. states and political subdivisions	7,440	(13)	7,440	(13)	—	—
Total	$7,440	$(13)	$7,440	$(13)	$—	$—

Total temporarily impaired investment securities	$148,123	$(8,810)	$140,349	$(5,657)	$7,774	$(3,153)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2010
	Total		Less Than 12 Months		12 Months or Longer
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
Investment Securities Available-for-Sale:
U.S. Treasury and agency securities	$6,995	$(128)	$6,995	$(128)	$—	$—
Federal agency obligations	35,799	(641)	32,113	(622)	3,686	(19)
Residential mortgage backed securities	166,820	(2,419)	166,820	(2,419)	—	—
Obligations of U.S. states and political subdivisions	19,699	(1,088)	19,699	(1,088)	—	—
Trust preferred securities	16,058	(2,517)	—	—	16,058	(2,517)
Corporate bonds and notes	61,434	(1,613)	52,985	(1,175)	8,449	(438)
Collateralized mortgage obligations	2,728	(1,213)	—	—	2,728	(1,213)
Equity securities	4,653	(382)	3,427	(73)	1,226	(309)
Total temporarily impaired investment securities	$314,186	$(10,001)	$282,039	$(5,505)	$32,147	$(4,496)

Investment securities having a carrying value of approximately $91.5 million and $125.6 million at September 30, 2011 and December 31, 2010, respectively, were pledged to secure public deposits, short-term borrowings, and Federal Home Loan Bank advances and for other purposes required or permitted by law.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following information should not be interpreted as an estimate of the fair value of the entire Corporation since a fair value calculation is only provided for a limited portion of the Corporation’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Corporation’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Corporation’s assets measured at fair value on a recurring basis at September 30, 2011 and December 31, 2010.

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

Management primarily identifies investment securities which may have traded in illiquid or inactive markets by identifying instances of a significant decrease in the volume and frequency of trades, relative to historical levels, as well as instances of a significant widening of the bid-ask spread in the brokered markets. Investment securities that are deemed to have been trading in illiquid or inactive markets may require the use of significant unobservable inputs. For example, management may use quoted prices for similar investment securities in the absence of a liquid and active market for the securities being valued. As of September 30, 2011, management made adjustments to prices provided by the third-party pricing service as a result of illiquid or inactive markets.

At September 30, 2011, the Corporation’s two pooled trust preferred securities and a variable rate CMO were classified as Level 3. Market pricing for these Level 3 securities varied widely from one pricing service to another based on the lack of trading. As such, these securities were not considered to have readily observable market data that was accurate to support a fair value as prescribed by FASB ASC 820-10-05. The Corporation determined that significant adjustments using unobservable inputs are required to determine fair value at the measurement date.

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

The fair value as of September 30, 2011 was determined by discounting the expected cash flows over the life of the security. The discount rate was determined by deriving a discount rate when the markets were considered more active for this type of security. To this estimated discount rate, additions were made for more liquid markets and increased credit risk as well as assessing the risks in the security, such as default risk and severity risk. However, during the quarter ended September 30, 2011 the private label CMO had interruptions of its scheduled principal payments and the Corporation recorded principal loss of $66,000. For the nine month ended September 30, 2011, principal loss amounted to $285,000.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

        For financial assets and liabilities measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2011 and December 31, 2010 are as follows:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

		Fair Value Measurements at Reporting Date Using
Assets Measured at Fair Value on a Recurring Basis	September 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Federal agency obligations	$18,599	$999	$17,600	$—
Residential mortgage backed securities	120,612	—	120,612	—
Obligations of U.S. states and political subdivisions	52,583	2,340	50,243	—
Trust preferred securities	19,961	—	19,635	326
Collateralized mortgage obligations	2,070	—	—	2,070
Corporate bonds and notes	169,683	—	169,683	—
Equity securities	5,350	5,350	—	—
Investment securities available-for-sale	$388,858	$8,689	$377,773	$2,396

		Fair Value Measurements at Reporting Date Using
Assets Measured at Fair Value on a Recurring Basis	December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
U.S. Treasury & agency securities	$6,995	$6,995	$—	$—
Federal agency obligations	68,481	—	68,481	—
Residential mortgage backed securities	177,733	—	177,733	—
Obligations of U.S. states and political subdivisions	37,225	16,936	20,289	—
Trust preferred securities	18,731	—	18,589	142
Collateralized mortgage obligations	2,728	—	—	2,728
Corporate bonds and notes	61,434	—	61,434	—
Equity securities	4,753	4,753	—	—
Investment securities available-for-sale	$378,080	$28,684	$346,526	$2,870

The following tables present the changes in investment securities available-for-sale with significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2011 and 2010.

	Three Months Ended
	September 30,
	2011	2010
	(in Thousands)
Balance at July 1,	$2,695	$3,275
Principal interest deferrals	29	34
Principal repayments	(179)	(285)
Total net losses included in net income	—	—
Total net unrealized gains (loss)	(149)	361
Balance at period end,	$2,396	$3,385

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Nine Months Ended
	September 30,
	2011	2010
	(in Thousands)
Balance at January 1,	$2,870	$2,349
Transfers into Level 3	—	8,197
Transfers out of Level 3	—	(5,174)
Principal interest deferrals	88	90
Principal repayments	(631)	(599)
Total net losses included in net income	—	(3,000)
Total net unrealized gains	69	1,522
Balance at period end,	$2,396	$3,385

For the nine months ended September 30, 2011, there were no transfers of investment securities available-for-sale into or out of Level 1, Level 2, or Level 3 assets.

Assets Measured at Fair Value on a Non-Recurring Basis

For assets measured at fair value on a non-recurring basis, the fair value measurements used at September 30, 2011 and December 31, 2010 were as follows:

		Fair Value Measurements at Reporting Date Using
Assets Measured at Fair Value on a Non-Recurring Basis	September 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)
Impaired loans	$11,292	$—	$—	$11,292

		Fair Value Measurements at Reporting Date Using
Assets Measured at Fair Value on a Non-Recurring Basis	December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)
Impaired loans	$4,895	$—	$—	$4,895

The following methods and assumptions were used to estimate the fair values of the Corporation’s assets measured at fair value on a non-recurring basis at September 30, 2011 and December 31, 2010.

Impaired Loans. The value of an impaired loan is measured based upon the present value of expected future cash flows discounted at the loan’s effective interest rate, or the fair value of the collateral if the loan is collateral dependent. Smaller balance homogeneous loans that are collectively evaluated for impairment, such as residential mortgage loans and installment loans, are specifically excluded from the impaired loan portfolio. The Corporation’s impaired loans are primarily collateral dependent. Impaired loans are individually assessed to determine that each loan’s carrying value is not in excess of the fair value of the related collateral or the present value of the expected future cash flows. Impaired loans at September 30, 2011 were $12,710,000 with a specific reserve of $1,418,000 compared to $5,534,000 with a specific reserve of $639,000 at December 31, 2010.

Other Real Estate Owned.  Other real estate owned (“OREO”) is measured at fair value less costs to sell. The Corporation believes that the fair value component in its valuation follows the provisions of FASB ASC 820-10-05. The fair value of OREO is determined by sales agreements or appraisals by qualified licensed appraisers approved and hired by the Corporation. Costs to sell associated with OREO is based on estimation per the terms and conditions of the sales agreements or appraisals. At September 30, 2011 and December 31, 2010 the Corporation held no OREO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A $3.5 million participation loan secured by an office property in Union County, New Jersey went non-accrual on September 30, 2011after the borrower informed the lead bank that it had no intention of making any additional loan payments. Subsequently the bank group received a deed in lieu of foreclosure on October 5, 2011.  The Corporation has taken its pro rata share into OREO on that date at a fair value, less cost to sell, of $3.4 million, net of a $100,000 charge-off. The property is a 42,000 square foot two story office building.  In October 2011 the property was listed for sale with a well known commercial brokerage firm and although no assurances can be made as to the disposition of the property, the Corporation feels confident that the property will be sold over the next six months.  In the interim, this partially tenanted property does have cash flow that is expected to contribute significantly to defraying the building’s normal operating expenses.

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

Estimated fair values have been determined using the best available data and an estimation methodology suitable for each category of financial instruments. For those loans and deposits with floating interest rates, it is presumed that estimated fair values generally approximate the recorded book balances. The estimation methodologies used, the estimated fair values, and the recorded book balances at September 30, 2011 and December 31, 2010, were as follows:

	September 30, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Financial assets:
Cash and cash equivalents	$113,080	$113,080	$37,497	$37,497
Investment securities available-for-sale	388,858	388,858	378,080	378,080
Investment securities held-to-maturity	70,142	72,371	—	—
Net loans	712,072	715,087	699,577	706,309
Restricted investment in bank stocks	9,194	9,194	9,596	9,596
Accrued interest receivable	5,616	5,616	4,134	4,134
Financial liabilities:
Non interest-bearing deposits	$161,340	$161,340	$144,210	$144,210
Interest-bearing deposits	898,682	899,469	716,122	716,887
Short-term borrowings	—	—	41,855	41,855
Long-term borrowings	161,000	170,104	171,000	179,570
Subordinated debentures	5,155	5,249	5,155	5,157
Accrued interest payable	925	925	1,041	1,041

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Loans held for sale are required to be measured at the lower of cost or fair value. Under FASB ASC 820-10-05, market value is to represent fair value. Management obtains quotes or bids on all or part of these loans directly from the purchasing financial institutions.  There was $200,000 in loans held for sale at September 30, 2011 and none at December 31, 2010.

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

At September 30, 2011, the net investment in direct financing lease consists of a minimum lease receivable of $4,909,000 and unearned interest income of $1,172,000, for a net investment in direct financing lease of $3,737,000. The net investment in direct financing lease is carried as a component of loans in the Corporation’s consolidated statements of condition.

Minimum future lease receipts of the direct financing lease are as follows:

For years ending December 31,	(in thousands)
2011	$39
2012	166
2013	216
2014	216
2015	224
Thereafter	2,876
Total minimum future lease receipts	$3,737

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10.  Components of Net Periodic Pension Cost

The Corporation maintained a non-contributory pension plan for substantially all of its employees until September 30, 2007, at which time the Corporation froze its defined benefit pension plan. The following table sets forth the net periodic pension cost of the Corporation’s pension plan for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2011	2010	2011	2010

Interest cost	$147	$150	$441	$450
Net amortization and deferral	(51)	(71)	(151)	(212)
Net periodic pension cost	$96	$79	$290	$238

Contributions

The Corporation presently estimates it will contribute $500,000 to its Pension Trust in 2011.

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

The Bank has elected to apply the Pension Relief Act Fifteen Year amortization of the Shortfall Amortization Base for its 2011 minimum funding requirement. The minimum amount to be funded is $500,000, as noted above, by December 31, 2011 with the understanding that fully funding the plan earlier than this date will lower this amount and that funding the plan after this date will increase this amount. As noted, this amount is the minimum required funding amount. The Corporation does have the option of funding above this amount but has contributed the minimum historically.

Note 11.  Income Taxes

For the nine months ended September 30, 2011, the Corporation recorded income tax expense of $5.5 million, compared with a $1.2 million income tax expense for the nine months ended September 30, 2010. The effective tax rates for the nine month periods ended September 30, 2011 and 2010 were 34.9 percent and 20.6 percent, respectively. The atypical effective tax rate for the nine months ended September 30, 2010 was due to the pre-tax loss for the first quarter of 2010 and the recognition of a tax benefit of $1.1 million pertaining to prior uncertain tax positions for 2006 and 2007.

Note 12.  Borrowed Funds

Short-Term Borrowings

Short-term borrowings, which consist primarily of securities sold under agreements to repurchase, Federal Home Loan Bank (“FHLB”) advances and federal funds purchased, generally have maturities of less than one year. The details of these short-term borrowings are presented in the following table.

September 30, 2011
(dollars in thousands)
Average interest rate:
At quarter end	—%
For the quarter	0.25%
Average amount outstanding during the quarter	$33,592
Maximum amount outstanding at any month end in the quarter	$34,506
Amount outstanding at quarter end	$—

Long-Term Borrowings

Long-term borrowings, which consist primarily of FHLB advances and securities sold under agreements to repurchase, totaled $161.0 million and mature within one to eight years. The FHLB advances are secured by pledges of FHLB stock, 1-4 family mortgages and U.S. Government and Federal agency obligations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At September 30, 2011, FHLB advances and securities sold under agreements to repurchase had weighted average interest rates of 3.46 percent and 5.31 percent, respectively.

At September 30, 2011, FHLB advances and securities sold under agreements to repurchase are contractually scheduled for repayment as follows:

September 30, 2011
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

The subordinated debentures are redeemable in whole or part prior to maturity on January 23, 2034. The floating interest rate on the subordinated debentures is three-month LIBOR plus 2.85 percent and reprices quarterly. The rate at September 30, 2011 was 3.10 percent.

Note 14.  Stockholders’ Equity

On January 12, 2009, the Corporation issued $10 million in nonvoting senior preferred stock to the U.S. Department of Treasury (“Treasury”) under its Capital Purchase Program. As part of the transaction, the Corporation also issued warrants to the Treasury to purchase 173,410 shares of common stock of the Corporation at an exercise price of $8.65 per share. As previously announced, the Corporation's voluntary participation in the Capital Purchase Program represented approximately 50 percent of the dollar amount that the Corporation qualified to receive under the Treasury program. The Corporation believed that its participation in this program strengthened its capital position. The funding was used to support future loan growth.

The Corporation’s senior preferred stock and the warrants issued under the Capital Purchase Program qualified and were accounted for as equity on the consolidated statements of condition. Of the $10 million in issuance proceeds, $9.5 million and $0.5 million were allocated to the senior preferred shares and the warrants, respectively, based upon their estimated relative fair values as of January 12, 2009. The discount of the $0.5 million recorded for the senior preferred shares was being amortized to retained earnings over a five year estimated life of the securities based on the likelihood of their redemption by the Corporation within that timeframe.

On September 15, 2011, the Corporation issued $11.25 million in nonvoting senior preferred stock to the Treasury under the Small Business Lending Fund Program (“SBLF Program”). Under the Securities Purchase Agreement, the Corporation issued to the Treasury a total of 11,250 shares of the Corporation’s Senior Non-Cumulative Perpetual Preferred Stock, Series B, having a liquidation value of $1,000 per share. Simultaneously, using the proceeds from the issuance of the SBLF Preferred Stock, the Corporation redeemed from the Treasury, all 10,000 outstanding shares of its Fixed Rate Cumulative Perpetual Preferred Stock, Series A, liquidation amount $1,000 per share, for a redemption price of $10,041,667, including accrued but unpaid dividends up to the date of redemption. The investment in the SBLF program provides the Corporation with approximately $1.25 million additional Tier 1 capital. The capital received under the program will allow the Corporation to continue to serve its small business clients through the commercial lending program.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As a result of the successful completion of the rights offering in October 2009, the number of shares underlying the warrants held by the Treasury under the Capital Purchase Program was reduced to 86,705 shares, or 50 percent of the original 173,410 shares. The warrant is still outstanding at September 30, 2011.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this analysis is to provide the reader with information relevant to understanding and assessing the Corporation’s results of operations for the periods presented herein and financial condition as of September 30, 2011 and December 31, 2010. In order to fully understand this analysis, the reader is encouraged to review the consolidated financial statements and accompanying notes thereto appearing elsewhere in this report.

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

Goodwill

The Corporation adopted the provisions of FASB ASC 350-10, which requires that goodwill be reported separate from other intangible assets in the Consolidated Statements of Condition and not be amortized but rather tested for impairment annually or more frequently if impairment indicators arise. No impairment charge was deemed necessary for the three months ended September 30, 2011 and 2010.

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

Earnings

Net income available to common stockholders for the three months ended September 30, 2011 amounted to $3,557,000 compared to $1,993,000 for the comparable three-month period ended September 30, 2010. The Corporation recorded earnings per diluted common share of $0.22 for the three months ended September 30, 2011 as compared with earnings of $0.14 per diluted common share for the same three months in 2010. Dividends and accretion relating to the preferred stock issued to the U.S. Treasury, including SBLF shares, reduced earnings by approximately $0.01 per fully diluted common share for both periods. The annualized return on average assets was 1.10 percent for the three months ended September 30, 2011, compared to 0.72 percent for three months ended September 30, 2010. The annualized return on average stockholders’ equity was 11.12 percent for the three-month period ended September 30, 2011, compared to 7.74 percent for the three months ended September 30, 2010.

Net income available to common stockholders for the nine months ended September 30, 2011 amounted to $9,868,000, compared to $3,997,000 for the comparable nine-month period ended September 30, 2010.  Earnings per diluted common share of $0.61 for the nine months ended September 30, 2011 compared with earnings of $0.27 per diluted common share for the nine months ended September 30, 2010.  Dividends and accretion relating to the preferred stock issued to the U.S. Treasury, including SBLF shares, reduced earnings by approximately $0.03 per fully diluted common share for both periods.  The annualized return on average assets was 1.06 percent for the nine months ended September 30, 2011, compared to 0.50 percent for the nine months ended September 30, 2010.  The annualized return on average stockholders’ equity was 10.73 percent for the nine-month period ended September 30, 2011, compared to 5.52 percent for the nine months ended September 30, 2010.

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

The following table presents the components of net interest income on a fully tax-equivalent basis for the periods indicated.

Net Interest Income
(tax-equivalent basis)

	Three Months Ended September 30,				Nine Months Ended September 30,
			Increase	Percent			Increase	Percent
(dollars in thousands)	2011	2010	(Decrease)	Change	2011	2010	(Decrease)	Change
Interest income:
Investment securities AFS	$3,327	$2,539	$788	31.0%	$10,530	$8,728	$1,802	20.6%
Investment securities HTM	806	—	806	—	1,155	—	1,155	—
Loans, including net costs	8,956	9,378	(422)	(4.5)	27,123	28,165	(1,042)	(3.7)
Restricted investment in bank stocks, at cost	110	129	(19)	(14.7)	362	402	(40)	(10.0)
Total interest income	13,199	12,046	1,153	9.6	39,170	37,295	1,875	5.0
Interest expense:
Time deposits $100 or more	332	282	50	17.7	945	1,036	(91)	(8.8)
All other deposits	1,059	1,213	(154)	(12.7)	3,133	3,712	(579)	(15.6)
Borrowings	1,678	2,158	(480)	(22.2)	4,998	6,899	(1,901)	(27.6)
Total interest expense	3,069	3,653	(584)	(16.0)	9,076	11,647	(2,571)	(22.1)
Net interest income on a fully tax-equivalent basis	10,130	8,393	1,737	20.7	30,094	25,648	4,446	17.3
Tax-equivalent adjustment (1)	(280)	(11)	(269)	(2,445.5)	(506)	(100)	(406)	406.0
Net interest income	$9,850	$8,382	$1,468	17.5%	$29,588	$25,548	$4,040	15.8%

 (1)   Computed using a federal income tax rate of 34 percent.

Net interest income on a fully tax-equivalent basis increased $1.7 million or 20.7 percent to $10.1 million for the three months ended September 30, 2011 as compared to the same period in 2010. For the three months ended September 30, 2011, the net interest margin increased 24 basis points to 3.54 percent from 3.30 percent during the three months ended September 30, 2010. For the three months ended September 30, 2011, a decrease in the average yield on interest-earning assets of 13 basis points was more than offset by a decrease in the average cost of interest-bearing liabilities of 40 basis points, resulting in an increase in the Corporation’s net interest spread of 27 basis points for the period. Net interest spread and margin have been impacted by a high level of uninvested excess cash, which accumulated due to strong deposit growth experienced predominantly over the last nine months of 2010. This represented growth in the Corporation’s customer base and enhanced the Corporation’s liquidity position while the Corporation continued to expand its earning assets base.

Net interest income on a fully tax-equivalent basis increased $4.0 million or 15.8 percent to $29.6 million for the nine months ended September 30, 2011 as compared to the same period in 2010. For the nine months ended September 30, 2011, the net interest margin increased 20 basis points to 3.54 percent from 3.34 percent during the nine months ended September 30, 2010. For the nine months ended September 30, 2011, a decrease in the average yield on interest-earning assets of 0.25 basis points was more than offset by a decrease in the average cost of interest-bearing liabilities of 0.47 basis points, resulting in an increase in the Corporation’s net interest spread of 0.22 basis points for the period.

For the three-month period ended September 30, 2011, interest income on a tax-equivalent basis increased by $1,153,000 or 9.6 percent compared to the same three-month period in 2010. This increase in interest income was due primarily to a volume increase in investment securities partially offset by a decline in yields due to the lower interest rate environment. Average investment securities volume increased during the current three-month period by $137.0 million, to $428.0 million, compared to the third quarter of 2010. The loan portfolio decreased on average $7.9 million, to $707.9 million, from an average of $715.8 million in the same quarter in 2010, reflecting net decreases in commercial loans and commercial real estate related sectors of the loan portfolio. Average loans represented approximately 61.8 percent of average interest-earning assets during the third quarter of 2011 compared to 70.4 percent in the same quarter in 2010.

For the nine-month period ended September 30, 2011, interest income on a tax-equivalent basis increased by $1,875,000 or 5.0 percent from the comparable nine-month period in 2010. This increase in interest income was due primarily to higher volume of earning assets of $2.4 million offset in part by lower rates in a lower interest rate environment. Average investment securities volume increased during the current nine-month period by 118.5 million, to $416.5 million, compared to the nine months ended September 30, 2010. The average loan portfolio decreased $5.4 million, to $708.5 million, from $713.9 million for the same nine months in 2010, reflecting net decreases in commercial loans and commercial real estate. Average loans represented approximately 62.5  percent of average interest-earning assets during the first nine months of 2011 compared to 69.8 percent for the same nine months in 2010.

For the three months ended September 30, 2011, interest expense declined $584,000, or 16.0 percent from the same period in 2010. The average rate of interest-bearing liabilities decreased 0.40 basis points to 1.18 percent for the three months ended September 30, 2011, from 1.58 percent for the three months ended September 30, 2010. At the same time, average interest-bearing liabilities increased by $114.2 million. This increase was primarily in money markets, savings, time deposits, and other interest-bearing deposits of $76.2 million, $8.2 million, $39.0 million and $29.3 million, respectively, and was partially offset by decreases in borrowings of $38.5 million.  Since 2009 steps have been taken to improve the Corporation’s net interest margin by allowing the runoff of certain high rate deposits and to position the Corporation for further high-costing cash outflows. The result has been a decline in the Corporation’s average cost of funds and an improvement in net interest spread.  For the three months ended September 30, 2011, the Corporation’s net interest spread on a tax-equivalent basis increased to 3.43 percent, from 3.16 percent for the three months ended September 30, 2010.

For the nine months ended September 30, 2011, interest expense declined $2.6 million, or 22.1 percent from the same period in 2010. The average rate of interest-bearing liabilities decreased 0.47 basis points to 1.21 percent for the nine months ended September 30, 2011, from 1.68 percent for the nine months ended September 30, 2010. At the same time, average interest-bearing liabilities increased by $76.0 million. This increase included an increase in time deposits of $14.0 million ,money market deposits of $60.5 million, savings deposits of $13.3 million and other interest-bearing deposits of $37.3 million, offset by a decrease in borrowings of $49.1 million. The result of this was an improvement in the Corporation’s average cost of funds for the period. As a result of these factors, for the nine months ended September 30, 2011, the Corporation’s net interest spread on a tax-equivalent basis increased to3.40 percent, from 3.18 percent for the nine months ended September 30, 2010.

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

Analysis of Variance in Net Interest Income Due to Changes in Volume and Rates

	Three Months Ended September 30, 2011 and 2010 Increase (Decrease) Due to Change In:			Nine Months Ended September 30, 2011 and 2010 Increase (Decrease) Due to Change In:
(tax-equivalent basis, in thousands)	Average Volume	Average Rate	Net Change	Average Volume	Average Rate	Net Change

Interest-earning assets:
Investment securities:
Available for sale
Taxable	$333	$71	$404	$1,998	$(715)	$1,283
Tax-exempt	386	(2)	384	522	(3)	519
Held to maturity
Taxable	399	—	399	479	—	479
Tax-exempt	407	—	407	676	—	676
Total investment securities	1,525	69	1,594	3,675	(718)	2,957
Loans	(103)	(319)	(422)	(37)	(1,005)	(1,042)
Restricted investment in bank stocks	(15)	(4)	(19)	(54)	14	(40)
Total interest-earning assets	1,407	(254)	1,153	3,584	(1,709)	1,875

Interest-bearing liabilities:
Money market deposits	113	(91)	22	288	(290)	(2)
Savings deposits	15	(112)	(97)	72	(301)	(229)
Time deposits	80	(108)	(28)	133	(564)	(431)
Other interest-bearing deposits	46	(47)	(1)	181	(189)	(8)
Total interest-bearing deposits	254	(358)	(104)	674	(1,344)	(670)
Borrowings and subordinated debentures	(332)	(148)	(480)	(1,250)	(651)	(1,901)
Total interest-bearing liabilities	(78)	(506)	(584)	(576)	(1,995)	(2,571)
Change in net interest income	$1,485	$252	$1,737	$4,160	$286	$4,446

The following tables, “Average Statements of Condition with Interest and Average Rates”, present for the three and nine months ended September 30, 2011 and 2010, the Corporation’s average assets, liabilities and stockholders’ equity. The Corporation’s net interest income, net interest spread and net interest margin are also reflected.

Average Statements of Condition with Interest and Average Rates

	Three Months Ended September 30,
	2011			2010
(tax-equivalent basis)	Average Balance	Interest Income/ Expense	Average Rate	Average Balance	Interest Income/ Expense	Average Rate
	(dollars in thousands)
Assets
Interest-earning assets:
Investment securities (1):
Available for sale
Taxable	$326,139	$2,911	3.57%	$288,695	$2,507	3.47%
Tax-exempt	30,089	416	5.53	2,242	32	5.71
Held to maturity
Taxable	43,593	399	3.66	—	—	—
Tax-exempt	28,195	407	5.77	—	—	—
Total investment securities	428,016	4,133	3.86	290,937	2,539	3.49
Loans (2)	707,935	8,956	5.06	715,850	9,378	5.24
Restricted investment in bank stocks	9,194	110	4.79	10,378	129	4.97
Total interest-earning assets	1,145,145	13,199	4.61	1,017,165	12,046	4.74
Non interest-earning assets:
Cash and due from banks	127,959			101,933
Bank-owned life insurance	28,533			27,316
Intangible assets	16,922			16,984
Other assets	33,444			34,741
Allowance for loan losses	(10,383)			(8,738)
Total non interest-earning assets	196,475			172,236
Total assets	$1,341,620			$1,189,401
Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Money market deposits	$204,102	$261	0.51%	$127,922	$239	0.75%
Savings deposits	181,857	228	0.50	173,642	325	0.75
Time deposits	241,123	595	0.99	202,159	623	1.23
Other interest-bearing deposits	211,425	307	0.58	182,106	308	0.68
Total interest-bearing deposits	838,507	1,391	0.66	685,829	1,495	0.87
Short-term and long-term borrowings	194,592	1,638	3.37	233,111	2,116	3.63
Subordinated debentures	5,155	40	3.10	5,155	42	3.26
Total interest-bearing liabilities	1,038,254	3,069	1.18	924,095	3,653	1.58
Non interest-bearing liabilities:
Demand deposits	161,744			142,829
Other liabilities	8,471			11,933
Total non interest-bearing liabilities	170,215			154,762
Stockholders’ equity	133,151			110,544
Total liabilities and stockholders’ equity	$1,341,620			$1,189,401
Net interest income (tax-equivalent basis)		10,130			8,393
Net interest spread			3.43%			3.16%
Net interest margin (3)			3.54%			3.30%
Tax-equivalent adjustment (4)		(280)			(11)
Net interest income		$9,850			$8,382

(1)	Average balances are based on amortized cost.
(2)	Average balances include loans on non-accrual status.
(3)	Represents net interest income as a percentage of total average interest-earning assets.
(4)	Computed using a federal income tax rate of 34 percent.

Average Statements of Condition with Interest and Average Rates

	Nine Months Ended September 30,
	2011			2010
(tax-equivalent basis)	Average Balance	Interest Income/ Expense	Average Rate	Average Balance	Interest Income/ Expense	Average Rate
	(dollars in thousands)
Assets
Interest-earning assets:
Investment securities (1):
Available for sale
Taxable	$364,465	$9,717	3.55%	$291,062	$8,434	3.86%
Tax-exempt	19,403	813	5.59	6,935	294	5.65
Held to maturity
Taxable	16,845	479	3.79	—	—	—
Tax-exempt	15,739	676	5.73	—	—	—
Total investment securities	416,452	11,685	3.74	297,997	8,728	3.91
Loans (2)	708,489	27,123	5.10	713,904	28,165	5.26
Restricted investment in bank stocks	9,181	362	5.26	10,551	402	5.08
Total interest-earning assets	1,134,122	39,170	4.61	1,022,452	37,295	4.86
Non interest-earning assets:
Cash and due from banks	88,623			84,489
Bank-owned life insurance	28,274			26,806
Intangible assets	16,937			17,001
Other assets	32,946			38,641
Allowance for loan losses	(9,712)			(8,490)
Total non interest-earning assets	157,068			158,447
Total assets	$1,291,190			$1,180,899
Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Money market deposits	$183,952	$730	0.53%	$123,420	$732	0.79%
Savings deposits	179,140	728	0.54	165,807	957	0.77
Time deposits	229,099	1,737	1.01	215,145	2,168	1.34
Other interest-bearing deposits	201,999	883	0.58	164,675	891	0.72
Total interest-bearing deposits	794,190	4,078	0.68	669,047	4,748	0.95
Short-term and long-term borrowings	200,232	4,879	3.25	249,365	6,778	3.62
Subordinated debentures	5,155	119	3.08	5,155	121	3.13
Total interest-bearing liabilities	999,577	9,076	1.21	923,567	11,647	1.68
Non interest-bearing liabilities:
Demand deposits	156,976			139,407
Other liabilities	6,587			10,861
Total non interest-bearing liabilities	163,563			150,268
Stockholders’ equity	128,050			107,064
Total liabilities and stockholders’ equity	$1,291,190			$1,180,899
Net interest income (tax-equivalent basis)		30,094			25,648
Net interest spread			3.40%			3.18%
Net interest margin (3)			3.54%			3.34%
Tax-equivalent adjustment (4)		(506)			(100)
Net interest income		$29,588			$25,548

(1)	Average balances are based on amortized cost.
(2)	Average balances include loans on non-accrual status.

(3)	Represents net interest income as a percentage of total average interest-earning assets.
(4)	Computed using a federal income tax rate of 34 percent.

Investment Portfolio

At September 30, 2011, the principal components of the investment securities portfolio were U.S. Government agency obligations, federal agency obligations including mortgage-backed securities, obligations of U.S. states and political subdivisions, corporate bonds and notes, and other debt and equity securities including trust preferred securities.

During the nine months ended September 30, 2011, the Corporation reclassified at fair value approximately $70.1 million in available-for-sale investment securities to the held-to-maturity category. The related after-tax gains of approximately $185,000 (on a pre-tax basis of $292,000) remained in accumulated other comprehensive income and will be amortized over the remaining life of the securities as an adjustment of yield, offsetting the related amortization of the premium or accretion of the discount on the transferred securities. No gains or losses were recognized at the time of reclassification. During the three months ended September 30, 2011, the Corporation reclassified at fair value approximately $30.8 million in available-for-sale investment securities to the held-to-maturity category. The related after-tax losses of approximately $33,000 (on a pre-tax basis of $47,000) remained in accumulated other comprehensive income and will be amortized over the remaining life of the securities. Management considers the held-to-maturity classification of these investment securities to be appropriate as the Corporation has the positive intent and ability to hold these securities to maturity.

During the nine months ended September 30, 2011, approximately $236.4 million in investment securities were sold from the available-for-sale portfolio. The cash flow from the sale of investment securities was primarily used to purchase new securities. The Corporation’s sales from its available-for-sale investment portfolio were made in the ordinary course of business.

For the three months ended September 30, 2011, average investment securities increased $137.1 million to approximately $428.0 million, or 37.4 percent of average interest-earning assets, from $290.9 million on average, or 28.6 percent of average interest-earning assets, for the comparable period in 2010.

During the three-month period ended September 30, 2011, the volume-related factors applicable to the investment portfolio increased interest income by approximately $1.5 million while rate-related changes resulted in an increase in interest income of approximately $69,000 from the same period in 2010. The tax-equivalent yield on investments increased by 0.37 basis points to 3.86 percent from a yield of 3.49 percent during the comparable period in 2010. A portion of the increase in tax-equivalent yield is attributable to an increase in the purchase of tax exempt municipal securities during the period.

During the nine-month period ended September 30, 2011, the volume-related factors applicable to the investment portfolio increased interest income by approximately $3.7 million while rate-related changes resulted in a decrease in interest income of approximately $718,000 from the same period in 2010. The average tax-equivalent yield on investments decreased by 0.17 basis points to 3.74 percent from a yield of 3.91 percent during the comparable period in 2010. A portion of the decline in tax-equivalent yield is attributable to a decrease of 31 basis points on taxable securities during the period.

For the nine months ended September 30, 2011, the Corporation recorded $18,000 in other-than-temporary impairment charges and principal losses of $285,000 on a private label collateralized mortgage obligation and as such the Corporation expects there may be additional losses. For the nine months ended September 30, 2010, the Corporation recorded a $5.1 million other-than-temporary impairment charge on four bond holdings in the investment securities portfolio. See Note 7 of the Notes to the Consolidated Financial Statements for further discussion.

At September 30, 2011, net unrealized losses on investment securities available-for-sale, which is carried as a component of accumulated other comprehensive loss and included in stockholders’ equity, net of tax, amounted to $2.3 million as compared with net unrealized losses of $5.3 million at December 31, 2010. At September 30, 2011, net unrealized gains on investment securities held to maturity, transferred from securities available-for-sale, which is carried as a component of accumulated other comprehensive loss and included in stockholders’ equity, net of tax, amounted to $167,000. The gross unrealized losses associated with U.S. Treasury and Agency securities and Federal agency obligations, mortgage-backed securities, corporate bonds and tax-exempt securities are not considered to be other than temporary because their unrealized losses are related to changes in interest rates and do not affect the expected cash flows of the underlying collateral or issuer.

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

At September 30, 2011, total loans amounted to $721.6 million, an increase of $13.2 million or 1.9 percent as compared to December 31, 2010. For the nine-month period ended September 30, 2011, growth of $4.9 million, $16.2 million, and $2.5 in the commercial and industrial, commercial real estate, and residential portfolios were partially offset by decreases of $10.1 million, and $287,000 in the construction and installment loan portfolios. Total gross loans recorded in the quarter included $58.4 million of new loans and advances, partially offset by payoffs and principal payments of $34.4 million.

At September 30, 2011, the Corporation had $45.4 million in outstanding loan commitments which are expected to fund over the next 90 days.

Average total loans decreased $7.9 million or 1.11 percent for the three months ended September 30, 2011 as compared to the same period in 2010, while the average yield on loans decreased by 18 basis points as compared with the same period in 2010. The decrease in the average yield on loans was primarily the result of lower market interest rates on the repricing of existing loans and the origination of new loans. The decrease in average total loan volume was due primarily to paydowns by borrowers which could not be offset by increased customer activity and new lending relationships. The volume-related factors during the period contributed decreased interest income of $103,000, while the rate-related changes decreased interest income by $319,000.

Average total loans for the nine months ended September 30, 2011 decreased $5.4 million or 0.76 percent as compared to the same period in 2010.  The average yield on loans decreased 16 basis points in the current nine-month period compared to the same period in 2010.

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

At September 30, 2011, the level of the allowance was $9,536,000 as compared to $8,867,000 at December 31, 2010. Provisions to the allowance for the nine-month period ended September 30, 2011 totaled $2,148,000 compared to $3,028,000 for the same period in 2010. Net charge-offs were $1,320,000 and $1,132,000 for the three months ended September 30, 2011 and 2010, respectively, bringing the Corporation’s net charge-offs to $1,479,000 for the nine months of 2011 compared to $2,969,000 for the same period in 2010. The allowance for loan losses as a percentage of total loans amounted to 1.32 percent and 1.25 percent at September 30, 2011 and December 31, 2010, respectively.

The level of the allowance for the respective periods of 2011 and 2010 reflects the credit quality within the loan portfolio, the loan volume recorded during the periods, the changing composition of the commercial and residential real estate loan portfolios and other related factors. In management’s view, the level of the allowance at September 30, 2011 is adequate to cover losses inherent in the loan portfolio. Management’s judgment regarding the adequacy of the allowance constitutes a “Forward-Looking Statement” under the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from management’s analysis, based principally upon the factors considered by management in establishing the allowance.

Changes in the allowance for loan losses are presented in the following table for the periods indicated.

	Nine Months Ended September 30,
	2011	2010
	(In Thousands)
Average loans for the period	$708,489	$713,904
Total loans at end of period	721,608	701,936

Analysis of the Allowance for Loan Losses:
Balance—beginning of year	$8,867	$8,711
Charge-offs:
Commercial and industrial loans	(185)	—
Commercial real estate	(940)	—
Construction	(631)	(1,678)
Residential mortgage loans	(23)	(1,271)
Installment loans	(14)	(36)
Total charge-offs	(1,793)	(2,985)
Recoveries:
Commercial and industrial loans	240	10
Commercial real estate loans	15	—
Residential mortgage loans	53	1
Installment loans	6	5
Total recoveries	314	16
Net charge-offs	(1,479)	(2,969)
Provision for loan losses	2,148	3,028
Balance—end of period	$9,536	$8,770
Ratio of net charge-offs during the period to average loans during the period (1)	0.28%	0.55%
Allowance for loan losses as a percentage of total loans	1.32%	1.25%

(1)	Annualized.

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

	September 30, 2011	December 31, 2010
	(in thousands)
Non-accrual loans	$14,083	$11,174
Accruing loans past due 90 days or more	451	714
Total non-performing loans	14,534	11,888
Other non-performing assets	327	—
Total non-performing assets	$14,861	$11,888
Troubled debt restructured loans	$8,898	$7,035

Non-performing assets increased by $3.0 million at September 30, 2011 from December 31, 2010.  The increase was attributable to the addition of several new residential loans (totaling approximately $3.4 million) and commercial loans (totaling approximately $6.0 million) into non-performing status. This was partially offset by decreases from pay-downs of $2.4 million, total charge-offs of $1.8 million of existing loans, the transfer to performing troubled debt restructured from non-accrual status of $1.6 million and transfer to performing status of $0.5 million. The other non-performing asset represents a tax lien assignment related to the Highlands participation loan.

The Corporation held no other real estate owned at September 30, 2011 and December 31, 2010.

Troubled debt restructured loans totaled $8,898,000 at September 30, 2011 and $7,035,000 at December 31, 2010. Troubled debt restructured loans at September 30, 2011 and December 31, 2010 were all performing according to the restructured terms.

Overall credit quality in the Bank’s loan portfolio at September 30, 2011 remained relatively strong. Other known “potential problem loans” (as defined by SEC regulations), some of which are non-performing loans and are included in the table above, as of September 30, 2011 have been identified and internally risk-rated as assets specially mentioned or substandard. Such loans amounted to $51.2 million and $38.4 million at September 30, 2011 and December 31, 2010, respectively. The decrease in credit quality occurred in the Commercial real estate category which increased $5.9 million in Special Mention and $1.5 million, $2.1 million, and $4.0 million in the substandard category for Commercial real estate, Construction and Residential real estate categories, respectively. These loans are considered potential problem loans due to a variety of changing conditions affecting the credits, including general economic conditions and/or conditions applicable to the specific borrowers. The Corporation has no foreign loans.

A $3.5 million participation loan secured by an office property in Union County, New Jersey went non-accrual on September 30, 2011after the borrower informed the lead bank that it had no intention of making any additional loan payments. Subsequently the bank group received a deed in lieu of foreclosure on October 5, 2011.  The Corporation has taken its pro rata share into OREO on that date at a fair value, less cost to sell, of $3.4 million, net of a $100,000 charge-off. The property is a 42,000 square foot two story office building.  In October 2011 the property was listed for sale with a well known commercial brokerage firm and although no assurances can be made as to the disposition of the property, the Corporation feels confident that the property will be sold over the next six months.  In the interim, this partially tenanted property does have cash flow that is expected to contribute significantly to defraying the building’s normal operating expenses.

At September 30, 2011, other than the loans set forth above, the Corporation is not aware of any loans which present serious doubts as to the ability of its borrowers to comply with present loan repayment terms and which are expected to fall into one of the categories set forth in the tables or descriptions above.

Other Income

The following table presents the principal categories of other income for the periods indicated.

	Three Months Ended September 30,				Nine Months Ended September 30,
			Increase	Percent			Increase	Percent
(dollars in thousands)	2011	2010	(Decrease)	Change	2011	2010	(Decrease)	Change
Service charges, commissions and fees	$505	$535	$(30)	(5.8)%	$1,415	$1,424	$(9)	(0.6)%
Annuities and insurance	42	3	39	1,300.0	81	119	(38)	(31.9)
Bank-owned life insurance	259	429	(170)	(39.6)	780	957	(177)	(18.5)
Net investment securities gains (losses)	1,250	1,033	217	21.0	2,817	(1,654)	4,471	270.3
All other	227	135	92	68.1	519	322	197	61.2
Total other income	$2,283	$2,135	$148	6.9%	$5,612	$1,168	$4,444	380.5%

For the three months ended September 30, 2011, total other income amounted to $2.28 million, compared to total other income of $2.14 million for the same period in 2010. The increase of $148,000 for the three months ended September 30, 2011 was primarily as a result of net investment securities gains of $1,250,000 compared to net investment gains of $1,033,000 for the same period last year. Net investment securities gains in the third quarter of 2011 included $1,316,000 in net gains on the sale of investment securities, reduced by $66,000 in other-than-temporary impairment charges. Excluding net investment securities gains, the Corporation recorded total other income of $1.0 million for the three months ended September 30, 2011, compared to $1.1 million for the three months ended September 30, 2010.  This decrease reflects declines in service charges on deposits of $44,000 and a decline in Bank Owned Life Insurance of $170,000, partially offset by an increase of $99,000 in loan related fees and an increase of $39,000 in commissions on Annuities and Insurance contracts.

For the nine months ended September 30, 2011, total other income increased $4.4 million compared to the same period in 2010, primarily as a result of net investment securities gains and losses including other-than-temporary impairment charges. Excluding net investment securities gains and losses, the Corporation recorded other income of $2.8 million for the nine months ended September 30, 2011 compared to $2.8 million for the comparable period in 2010. Increases in other income of $197,000 for the nine months ended September 30, 2011 were recorded primarily in service charges on deposits accounts and loan fees and income. These increases were offset by a reduction in Bank Owned Life Insurance of $177,000 caused by a nonrecurring premium reduction in 2010.

Other Expense

The following table presents the principal categories of other expense for the periods indicated.

	Three Months Ended September 30,				Nine Months Ended September 30,
			Increase	Percent			Increase	Percent
(dollars in thousands)	2011	2010	(Decrease)	Change	2011	2010	(Decrease)	Change
Salaries and employee benefits	$2,848	$2,721	$127	4.7%	$8,618	$8,106	$512	6.3%
Occupancy and equipment	713	754	(41)	(5.4)	2,246	2,377	(131)	(5.5)
FDIC insurance	328	510	(182)	(35.7)	1,384	1,586	(202)	(12.7)
Professional and consulting	319	153	166	108.5	805	849	(44)	(5.2)
Stationery and printing	73	68	5	7.4	273	242	31	12.8
Marketing and advertising	30	36	(6)	(16.7)	116	234	(118)	(50.4)
Computer expense	300	320	(20)	(6.3)	989	1,001	(12)	(1.2)
Other real estate owned expense	—	20	(20)	100.0	(1)	63	(64)	(101.6)
All other	918	860	58	6.7	2,791	3,643	(852)	(23.4)
Total other expense	$5,529	$5,442	$87	1.6%	$17,221	$18,101	$(880)	(4.9)%

For the three months ended September 30, 2011, total other expense increased $87,000, or 1.6 percent, from the comparable three months ended September 30, 2010. This was primarily attributable to increases in salaries and employee benefits expense and professional and consulting expense partially offset by decreases in occupancy and equipment expenses and FDIC insurance.  For the nine months ended September 30, 2010, total other expense decreased $880,000, or 4.9 percent from the same period in 2010.

Salaries and employee benefits expense for the quarter ended September 30, 2011 increased $127,000 or 4.7 percent over the comparable period in the prior year. For the nine months ended September 30, 2011, salaries and employee benefits expense increased $512,000, or 6.3 percent. These increases were primarily due to additions to staff, merit increases and one time severance payments. Full-time equivalent staffing levels were 161 at September 30, 2011, 159 at December 31, 2010 and 165 at September 30, 2010.

Occupancy and equipment expense for the quarter ended September 30, 2011 decreased $41,000, or 5.4 percent, from the comparable three-month period in 2010. The decrease for the quarter was primarily attributable to expense reductions pertaining to the Corporation’s former operations facility that resulted from vacating and leasing the facility earlier in 2010. For the nine months ended September 30, 2011, occupancy and equipment expense decreased $131,000 or 5.5 percent from the same period last year. The decrease was primarily attributable to reductions of $115,000 in depreciation expense and $56,000 in real estate taxes, largely associated with the Corporation’s former operations facility, $20,000 in utilities and $40,000 in maintenance contract expenses. These decreases were offset by an increase of $107,000 in building and equipment maintenance expense and higher weather related maintenance cost in 2011.

FDIC insurance expense decreased $182,000, or 35.7%, for the three months ended September 30, 2011 compared to the same period in 2010. For the nine months ended September 30, 2011, FDIC insurance expense decreased $202,000, or 12.7% compared to the same period in 2010. The decreases were caused by a new assessment formula which resulted in a favorable rating category for the Company.

 Professional and consulting expense for the three months ended September 30, 2011 increased $166,000 or 108.5 percent compared to the comparable quarter of 2010, reflecting higher loan work out and additional credit analyst expenses. For the nine months ended September 30, 2011, professional and consulting expense decreased $44,000, or 5.2 percent, from the comparable period in 2010.  Expense decreases primarily occurred in legal fees related to the termination of a structured repurchase agreement in 2010.

Marketing and advertising expense for the three months ended September 30, 2011 decreased $6,000 or 16.7 percent, from the comparable period in 2010. For the nine months ended September 30, 2011, marketing and advertising expense decreased $118,000, or 50.4 percent compared to the same period in 2010 primarily due to a reduction in print media costs

All other expense for the three months ended September 30, 2011 increased $58,000, or 6.7 percent, compared to the same quarter of 2010.  Other expense for the nine months ended September 30, 2011 decreased $852,000, or 23.4 percent compared to the same period in 2010. The nine month period decrease was primarily due to a one-time termination fee in the first quarter of 2010 of $594,000 on a structured securities repurchase agreement and a $437,000 loss on fixed assets which was recorded in the second quarter of 2010.

Provision for Income Taxes

For the quarter ended September 30, 2011, the Corporation recorded income tax expense of $1.9 million, compared with $1.6 million income tax expense for the quarter ended September 30, 2010. The effective tax rates for the quarterly periods ended September 30, 2011 and 2010 were 33.7 percent and 43.2 percent, respectively.

For the nine months ended September 30, 2011, income tax expense amounted to $5.5 million compared with a $1.2 million for the comparable period in 2010. The effective tax rates for the respective nine-month periods ended September 30, 2011 and 2010 were 34.9 percent and 20.6 percent, respectively. The atypical effective tax rate for the nine months ended September 30, 2010 was due to the pre-tax loss for the first quarter of 2010  and the recognition of a tax benefit of $853,000 pertaining to prior uncertain tax positions for 2006 and 2007.

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

At September 30, 2011, the Corporation reflected a positive interest sensitivity gap with an interest sensitivity ratio of 1.59:1.00 at the cumulative one-year position. Based on management’s perception of interest rates remaining low through 2011, emphasis has been, and is expected to continue to be placed, on controlling liability costs while extending the maturities of liabilities in order to insulate the net interest spread from rising interest rates in the future. However, no assurance can be given that this objective will be met.

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

At September 30, 2011, the Parent Corporation had $2.2 million in cash and short-term investments compared to $4.3 million at December 31, 2010. Expenses at the Parent Corporation are moderate and management believes that the Parent Corporation presently has adequate liquidity to fund its obligations.

Certain provisions of long-term debt agreements, primarily subordinated debt, prevent the Corporation from creating liens on, disposing of or issuing voting stock of subsidiaries. As of September 30, 2011, the Corporation was in compliance with all covenants and provisions of these agreements.

Deposits

Total deposits increased to $1,060 million at September 30, 2011 from $860.3 million at December 31, 2010. Total non interest-bearing deposits increased from $144.2 million at December 31, 2010 to $161.3 million at September 30, 2011, an increase of $17.1 million or 11.9 percent. Interest-bearing demand, savings and time deposits under $100,000 increased to a total of $757.3 million at September 30, 2011 as compared to $596.5 million at December 31, 2010. Time deposits $100,000 and over also increased $21.8 million as compared to year-end 2010 primarily due to an increase in deposits received at the end of the third quarter of 2011. Time deposits $100,000 and over represented 13.3 percent of total deposits at September 30, 2011 compared to 13.9 percent at December 31, 2010. During the third quarter of 2011 certain sweep relationships, in the amount of approximately $37 million, that were previously classified as short term borrowings were discontinued and reclassified as interest bearing checking accounts.

Core Deposits

The Corporation derives a significant proportion of its liquidity from its core deposit base. Total demand deposits, savings and money market accounts of $869.1 million at September 30, 2011 increased by $182.9 million, or 26.6 percent, from December 31, 2010. At September 30, 2011, total demand deposits, savings and money market accounts were 82.0 percent of total deposits compared to 79.8 percent at year-end 2010. Alternatively, the Corporation uses a more stringent calculation for the management of its liquidity positions internally, which calculation consists of total demand, savings accounts and money market accounts (excluding money market accounts greater than $100,000 and time deposits) as a percentage of total deposits. This number increased by $97.2 million, or 21.3 percent, from $475.1 million at December 31, 2010 to $572.4 million at September 30, 2011 and represented 54.0 percent of total deposits at September 30, 2011 as compared with 55.2 percent at December 31, 2010.

The Corporation continues to place the main focus of its deposit gathering efforts in the maintenance, development, and expansion of its core deposit base. Management believes that the emphasis on serving the needs of our communities will provide a long term relationship base that will allow the Corporation to efficiently compete for business in its market. The success of this strategy is reflected in the growth of the demand, savings and money market balances during the third quarter of 2011.

The following table depicts the Corporation’s core deposit mix at September 30, 2011 and December 31, 2010 based on the Corporation’s alternative calculation:

	September 30, 2011		December 31, 2010		Dollar Change
	Amount	Percentage	Amount	Percentage	2011 vs. 2010
	(dollars in thousands)
Non interest-bearing demand	$161,340	28.2%	$144,210	30.4%	$17,130
Interest-bearing demand	261,225	45.6	186,509	39.2	74,716
Regular savings	108,287	18.9	112,305	23.6	(4,018)
Money market deposits under $100	41,543	7.3	32,105	6.8	9,438
Total core deposits	$572,395	100.0%	$475,129	100.0%	$97,266

Total deposits	$1,060,022		$860,332		$199,690
Core deposits to total deposits		54.0%		55.2%

Borrowings

Total borrowings amounted to $166.2 million at September 30, 2011, reflecting a decrease of $51.9 million from December 31, 2010. The decrease in long term borrowing reduction of $10.0 million was primarily the result of the maturity of a Federal Home Loan Bank advance and the repayment of a Federal Funds Purchase.  Short term borrowings which represented overnight customer repurchase transactions covering commercial customer sweep accounts of approximately $37.0 million compared with $28.9 million at December 31, 2010 were discontinued and balances were transferred during September 2011, to interest-bearing commercial checking accounts.

Short-Term Borrowings

Short-term borrowings, which consist primarily of securities sold under agreements to repurchase, Federal Home Loan Bank (“FHLB”) advances and federal funds purchased, generally have maturities of less than one year. The details of these short-term borrowings are presented in the following table.

September 30, 2011
(dollars in thousands)
Average interest rate:
At quarter end	—%
For the quarter	0.25%
Average amount outstanding during the quarter	$33,592
Maximum amount outstanding at any month end in the quarter	$34,506
Amount outstanding at quarter end	$—

Long-Term Borrowings

Long-term borrowings, which consist primarily of FHLB advances and securities sold under agreements to repurchase, totaled $166.2 million at September 30, 2011, and mature within one to eight years. The FHLB advances are secured by pledges of FHLB stock, 1-4 family mortgages and U.S. government and Federal agency obligations. At September 30, 2011, FHLB advances and securities sold under agreements to repurchase had weighted average interest rates of 3.46 percent and 5.13 percent, respectively.

Subordinated Debentures

On December 19, 2003, Center Bancorp Statutory Trust II, a statutory business trust and wholly-owned subsidiary of Center Bancorp, Inc., issued $5.0 million of MMCapS capital securities to investors due on January 23, 2034. The trust loaned the proceeds of this offering to the Corporation and received in exchange $5.2 million of the Parent Corporation’s subordinated debentures. The subordinated debentures are redeemable in whole or part. The floating interest rate on the subordinated debentures is three-month LIBOR plus 2.85 percent and reprices quarterly. The rate at September 30, 2011 was 3.10 percent. The capital securities qualify as Tier 1 capital for regulatory capital purposes.

Cash Flows

The Consolidated Statements of Cash Flows present the changes in cash and cash equivalents resulting from the Corporation’s operating, investing and financing activities. During the nine months ended September 30, 2011, cash and cash equivalents increased by $75.6 million over the balance at December 31, 2010. Net cash of $15.1 million was provided by operating activities, namely, net income as adjusted to net cash. Net income of $10.3 million was adjusted principally by net gains on sales of investment securities of $3.1 million, provision for loan losses of $2.1 million, a decrease in prepaid FDIC insurance assessments of $1.5 million, an increase in other assets of $3.1 million and an increase in other liabilities of $5.5 million. Net cash used in investing activities amounted to approximately $86.7 million, primarily reflecting a net increase in investment securities of $72.1 million, along with a net increase in loans of $14.4 million. Net cash of $147.2 million was provided by financing activities, primarily from the increase in deposits of $199.7 million offset in part by the funding of decreases in short and long term borrowings during the period of $51.9 million and the issuance of $11,250,000 of Preferred Stock to the U.S. Treasury on September 15, 2011 offset in part by the redemption of Preferred Stock of $10,000,000 issued in connection with TARP.

Stockholders’ Equity

       Total stockholders’ equity amounted to $133.8 million, or 9.72 percent of total assets, at September 30, 2011, compared to $121.0 million or 10.02 percent of total assets at December 31, 2010. Book value per common share was $7.54 at September 30, 2011, compared to $6.83 at December 31, 2010. Tangible book value (i.e., total stockholders’ equity less preferred stock, goodwill and other intangible assets) per common share was $6.50 at September 30, 2011, compared to $5.79 at December 31, 2010.

Tangible book value per share is a non-GAAP financial measure and represents tangible stockholders’ equity (or tangible book value) calculated on a per common share basis. The Corporation believes that a disclosure of tangible book value per share may be helpful for those investors who seek to evaluate the Corporation’s book value per share without giving effect to goodwill and other intangible assets. The following table presents a reconciliation of total book value per share to tangible book value per share as of September 30, 2011 and December 31, 2010.

	September 30,	December 31,
	2011	2010
	(in thousands, except for share data)
Stockholders’ equity	$133,808	$120,957
Less: Preferred stock	11,012	9,700
Less: Goodwill and other intangible assets	16,915	16,959
Tangible common stockholders’ equity	$105,881	$94,298

Book value per common share	$7.54	$6.83
Less: Goodwill and other intangible assets	1.04	1.04
Tangible book value per common share	$6.50	$5.79

On September 15, 2011, the Corporation issued $11.25 million in nonvoting senior preferred stock to the Treasury under the Small Business Lending Fund Program (“SBLF Program”). Under the Securities Purchase Agreement, the Corporation issued to the Treasury a total of 11,250 shares of the Corporation’s Senior Non-Cumulative Perpetual Preferred Stock, Series B, having a liquidation value of $1,000 per share. Simultaneously, using the proceeds from the issuance of the SBLF Preferred Stock, the Corporation redeemed from the Treasury, all 10,000 outstanding shares of its Fixed Rate Cumulative Perpetual Preferred Stock, Series A, liquidation amount $1,000 per share, for a redemption price of $10,041,667, including accrued but unpaid dividends up to the date of redemption. The investment in the SBLF program provides the Corporation with approximately $1.25 million additional Tier 1 capital. The capital the Corporation received under the program will allow it to continue to serve small business clients through the commercial lending program.

In January 2009, the Corporation issued $10 million in nonvoting senior preferred stock to the U.S. Department of Treasury under its Capital Purchase Program. As part of the transaction, the Corporation also issued warrants to the U.S. Treasury to purchase 173,410 shares of common stock of the Corporation at an exercise price of $8.65 per share. The Corporation's voluntary participation in the Capital Purchase Program represented approximately 50 percent of the dollar amount that the Corporation qualified to receive under the U. S. Treasury program. The warrant is still outstanding at September 30, 2011.

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

During the three and nine months ended September 30, 2011, the Corporation had no purchases of common stock associated with its stock buyback programs. At September 30, 2011, there were 652,868 shares available for repurchase under the Corporation’s stock buyback programs.

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

The following is a summary of regulatory capital amounts and ratios as of September 30, 2011 for the Corporation and the Bank, compared with minimum capital adequacy requirements and the regulatory requirements for classification as a well-capitalized depository institution.

	Center Bancorp, Inc.		For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Provisions
At September 30, 2011	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)

Tier 1 leverage capital	$126,433	9.54%	$53,012	4.00%	N/A	N/A
Tier 1 risk-based capital	126,433	12.50%	40,459	4.00%	N/A	N/A
Total risk-based capital	135,969	13.45%	80,874	8.00%	N/A	N/A

	Union Center National Bank		For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Provisions
At September 30, 2011	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)

Tier 1 leverage capital	$124,166	9.38%	$52,949	4.00%	$66,187	5.00%
Tier 1 risk-based capital	124,166	12.28%	40,445	4.00%	60,667	6.00%
Total risk-based capital	133,702	13.22%	80,909	8.00%	101,136	10.00%

N/A - not applicable

The Office of the Comptroller of the Currency (“OCC”) has established higher minimum capital ratios for the Bank effective as of December 31, 2009:  Tier 1 leverage capital of 8.0 percent, Tier 1 risk-based capital of 10.0 percent and Total risk-based capital of 12.0 percent. As of September 30, 2011, management believes that each of the Bank and the Corporation meet all capital adequacy requirements to which it is subject, including those established for the Bank by the OCC.

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

Based on the results of the interest simulation model as of September 30, 2011, and assuming that management does not take action to alter the outcome, the Corporation would expect an increase of 1.11 percent in net interest income if interest rates increased by 200 basis points from current rates in a gradual and parallel rate ramp over a twelve month period. These results and other analyses indicate to management that the Corporation’s net interest income is presently minimally sensitive to rising interest rates.

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

Equity Price Risk

The Corporation is exposed to equity price risk inherent in its portfolio of publicly traded equity securities, which had an estimated fair value of approximately $5.4 million and $4.8 million at September 30, 2011 and December 31, 2010, respectively. We monitor equity investment holdings for impairment on a quarterly basis. In the event that the carrying value of the equity investment exceeds its fair value, and the decline in value is determined to be to be other than temporary, the carrying value is reduced to its current fair value by recording a charge to current operations. For the three and nine months ended September 30, 2011 and 2010, the Corporation recorded no other-than-temporary impairment charges on its equity security holdings.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On September 15, 2011, the Corporation issued $11.25 million in nonvoting senior preferred stock to the Treasury under the SBLF Program. Under the Securities Purchase Agreement, the Corporation issued to the Treasury a total of 11,250 shares of the Corporation’s Senior Non-Cumulative Perpetual Preferred Stock, Series B, having a liquidation value of $1,000 per share (the “Series B Preferred Stock”). Simultaneously, using the proceeds from the issuance of the Series B Preferred Stock, the Corporation redeemed from the Treasury, all 10,000 outstanding shares of its Fixed Rate Cumulative Perpetual Preferred Stock, Series A, liquidation amount $1,000 per share, for a redemption price of $10,041,667, including accrued but unpaid dividends up to the date of redemption. The investment in the SBLF program provides the Corporation with approximately $1.25 million additional Tier 1 capital. The Corporation issued the shares of Series B Preferred Stock to a single purchaser, the U.S. Treasury. The shares were issued without registration under the Securities Act of 1933 in reliance on the exemption from registration provided by Section 4(2) of that Act.

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

CENTER BANCORP, INC.
(Registrant)

By:	/s/ Anthony C. Weagley	By:	/s/ Vincent N. Tozzi
	Anthony C. Weagley		Vincent N. Tozzi
	President and Chief Executive Officer		Vice President, Treasurer and Chief Financial Officer

	Date: November 9, 2011		Date: November 9, 2011