Form 10-K
period 2011-12-31
CENTER BANCORP INC
filed 2012-03-13
CIK 712771

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Fiscal Year Ended December 31, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Regulation S-T (232,405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant has required to submit and post such files.) Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to the Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Securities Exchange Act of 1934.

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated ☐	Small Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐ or No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold or the average bid and ask price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter — $126.4 million

Shares Outstanding on March 1, 2012
Common Stock, no par value: 16,332,327 shares

DOCUMENTS INCORPORATED BY REFERENCE

Definitive proxy statement in connection with the 2012 Annual Stockholders Meeting to be filed with the Commission pursuant to Regulation 14A will be incorporated by reference in Part III.

CENTER BANCORP, INC.

Information included in or incorporated by reference in this Annual Report on Form 10-K, other filings with the Securities and Exchange Commission, the Corporation’s press releases or other public statements, contain or may contain forward looking statements. Please refer to a discussion of the Corporation’s forward looking statements and associated risks in “Item 1 — Business — Historical Development of Business” and “Item 1A — Risk Factors” in this Annual Report on Form 10-K.

i

CENTER BANCORP, INC.
FORM 10-K

PART I

Item 1. Business

Historical Development of Business

This report, in Item 1, Item 7 and elsewhere, includes forward-looking statements within the meaning of Sections 27A of the Securities Act of 1933, as amended, and 21E of the Securities Exchange Act of 1934, as amended, that involve inherent risks and uncertainties. This report contains certain forward-looking statements with respect to the financial condition, results of operations, plans, objectives, future performance and business of Center Bancorp, Inc. and its subsidiaries, including statements preceded by, followed by or that include words or phrases such as “believes,” “expects,” “anticipates,” “plans,” “trend,” “objective,” “continue,” “remain,” “pattern” or similar expressions or future or conditional verbs such as “will,” “would,” “should,” “could,” “might,” “can,” “may” or similar expressions. There are a number of important factors that could cause future results to differ materially from historical performance and these forward-looking statements. Factors that might cause such a difference include, but are not limited to: (1) competitive pressures among depository institutions may increase significantly; (2) changes in the interest rate environment may reduce interest margins; (3) prepayment speeds, loan origination and sale volumes, charge-offs and loan loss provisions may vary substantially from period to period; (4) general economic conditions may be less favorable than expected; (5) political developments, wars or other hostilities may disrupt or increase volatility in securities markets or other economic conditions; (6) legislative or regulatory changes or actions may adversely affect the businesses in which Center Bancorp, Inc. is engaged; (7) changes and trends in the securities markets may adversely impact Center Bancorp, Inc; (8) a delayed or incomplete resolution of regulatory issues could adversely impact our planning; (9) difficulties in integrating any businesses that we may acquire, which may increase our expenses and delay the achievement of any benefits that we may expect from such acquisitions; (10) the impact of reputation risk created by the developments discussed above on such matters as business generation and retention, funding and liquidity could be significant; and (11) the outcome of regulatory and legal investigations and proceedings may not be anticipated. Further information on other factors that could affect the financial results of Center Bancorp, Inc. are included in Item 1A of this Annual Report on Form 10-K and in Center Bancorp’s other filings with the Securities and Exchange Commission. These documents are available free of charge at the Commission’s website at http://www.sec.gov and/or from Center Bancorp, Inc. Center Bancorp, Inc. assumes no obligation to update forward-looking statements at any time.

Center Bancorp, Inc., a one-bank holding company, was incorporated in the state of New Jersey on November 12, 1982. Upon the acquisition of all outstanding shares of capital stock of Union Center National Bank (the “Bank”), its principal subsidiary, Center Bancorp, Inc. commenced operations on May 1, 1983. The holding company’s sole activity, at this time, is to act as a holding company for the Bank and other subsidiaries. As used herein, the term “Corporation” shall refer to Center Bancorp, Inc. and its direct and indirect subsidiaries and the term “Parent Corporation” shall refer to Center Bancorp, Inc. on an unconsolidated basis.

Center Bancorp, Inc. owns 100 percent of the voting shares of Center Bancorp, Inc. Statutory Trust II, through which it issued trust preferred securities. The trust exists for the exclusive purpose of (i) issuing trust securities representing undivided beneficial interests in the assets of the trust; (ii) investing the gross proceeds of the trust securities in $5.2 million of junior subordinated deferrable interest debentures (subordinated debentures) of the Corporation; and (iii) engaging in only those activities necessary or incidental thereto. These subordinated debentures and the related income effects are not eliminated in the consolidated financial statements as the statutory business trust is not consolidated in accordance with Financial Accounting Standards Board (“FASB”) FASB ASC 810-10 (previously FASB interpretation No. 46(R), “Consolidation of Variable Interest Entities.” Distributions on the subordinated debentures owned by the subsidiary trust have been classified as interest expense in the Consolidated Statements of Income. See Note 10 of the Consolidated Financial Statements.

Except as described above, the Corporation’s wholly-owned subsidiaries are all included in the consolidated financial statements of Center Bancorp, Inc. These subsidiaries include an advertising subsidiary; an insurance subsidiary offering annuity products, property and casualty, life and health insurance, and various investment subsidiaries which hold, maintain and manage investment assets for the Corporation.

On February 1, 2012, the Bank entered into a Bank Purchase and Assumption Agreement (the “Agreement”) with Saddle River Valley Bancorp and Saddle River Valley Bank (“SRVB”). Under the Agreement, at closing, the Bank will purchase SRVB’s branches, located in Saddle River, New Jersey and Oakland, New Jersey, as well as substantially all of SRVB’s assets and SRVB’s deposit base, for an all-cash purchase price equal to 90% of SRVB’s adjusted stockholders’ equity at closing. The purchase price is expected to be between $10 million and $11 million. The Agreement provides for standard representations and warranties, indemnities and covenants. Closing is subject to customary conditions, including receipt of regulatory approval and approval of the transaction by the stockholders of Saddle River Valley Bancorp. It is anticipated that the transaction will close during the second quarter of 2012. Center Bancorp expects the transaction to be immediately accretive to earnings, excluding restructuring expenses.

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

The Parent Corporation has filed the certifications of the Chief Executive Officer and Chief Financial Officer required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 with respect to the Parent Corporation’s Annual Report on Form 10-K as exhibits to this Report. Center Bancorp’s CEO submitted the required annual CEO’s Certification regarding the NASDAQ’s corporate governance listing standards, Section 12(a) CEO Certification, to the NASDAQ within the required time frame after the 2011 annual shareholders’ meeting.

Additionally, the Parent Corporation will provide without charge, a copy of its Annual Report on Form 10-K to any shareholder by mail. Requests should be sent to Center Bancorp, Inc, Attention: Shareholder Relations, 2455 Morris Avenue, Union, New Jersey, 07083.

Narrative Description of the Business

The Bank offers a broad range of lending, depository and related financial services to commercial, industrial and governmental customers. The Bank has full trust powers, enabling it to offer a variety of trust services to its customers. In the lending area, the Bank’s services include short and medium term loans, lines of credit, letters of credit, working capital loans, real estate construction loans and mortgage loans. In the depository area, the Bank offers demand deposits, savings accounts and time deposits. In addition, the Bank offers collection services, wire transfers, night depository and lock box services.

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

On August 20, 2010, the Bank formed UCNB 1031 Exchange, LLC, for the purpose of providing customers 1031 exchange services. In August of 2011, the Bank liquidated this business.

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

New Jersey enacted legislation to authorize interstate banking and branching and the entry into New Jersey of foreign country banks. New Jersey did not authorize de novo branching into the state. However, under federal law, federal savings banks which meet certain conditions may branch de novo into a state, regardless of state law. The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”, described in more detail below) removes the restrictions on interstate branching contained in the Interstate Banking and Branching Act, and allows national banks and state banks to establish branches in any state if, under the laws of the state in which the branch is to be located, a state bank chartered by that state would be permitted to establish the branch.

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

The Dodd-Frank Act

The Dodd-Frank Act, adopted in 2010, is expected to have a broad impact on the financial services industry, as a result of the significant regulatory and compliance changes made by the Dodd-Frank Act, including, among other things, (i) enhanced resolution authority over troubled and failing banks and their holding companies; (ii) increased capital and liquidity requirements; (iii) increased regulatory examination fees; (iv) changes to assessments to be paid to the FDIC for federal deposit insurance; and (v) numerous other provisions designed to improve supervision and oversight of, and strengthening safety and soundness for, the financial services sector. Additionally, the Dodd-Frank Act establishes a new framework for systemic risk oversight within the financial system to be distributed among new and existing federal regulatory agencies, including the Financial Stability Oversight Council, the Federal Reserve, the OCC and the FDIC. A summary of certain provisions of the Dodd-Frank Act is set forth below:

•	Minimum Capital Requirements. The Dodd-Frank Act requires new capital rules and the application of the same leverage and risk-based capital requirements that apply to insured depository institutions to most bank holding companies. In addition to making bank holding companies subject to the same capital requirements as their bank subsidiaries, these provisions (often referred to as the Collins Amendment to the Dodd-Frank Act) were also intended to eliminate or significantly reduce the use of hybrid capital instruments, especially trust preferred securities, as regulatory capital. Under the Collins Amendment, trust preferred securities issued by a bank holding company such as Center Bancorp (with total consolidated assets between $500 million and $15 billion) before May 19, 2010 and treated as regulatory capital are grandfathered, but any such securities issued later are not eligible as regulatory capital. On June 14, 2011, the federal banking agencies published a final rule regarding minimum leverage and risk-based capital requirements for banks and bank holding companies consistent with the requirements of the Dodd-Frank Act. The Dodd-Frank Act also requires banking regulators to seek to make capital standards countercyclical, so that the required levels of capital increase in times of economic expansion and decrease in times of economic contraction.
•	The Consumer Financial Protection Bureau (“Bureau”). The Dodd-Frank Act created the Bureau within the Federal Reserve. The Bureau is tasked with establishing and implementing rules and regulations under certain federal consumer protection laws with respect to the conduct of providers of certain consumer financial products and services. The Bureau has rulemaking authority over many of the statutes governing products and services offered to bank consumers. In addition, the Dodd-Frank Act permits states to adopt consumer protection laws and regulations that are more stringent than those regulations promulgated by the Bureau and state attorneys general are permitted to enforce consumer protection rules adopted by the Bureau against state-chartered institutions. The

Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets. Institutions with $10 billion or less in assets, such as the Bank, will continue to be examined for compliance with the consumer laws by their primary bank regulators.
•	Deposit Insurance. The Dodd-Frank Act makes permanent the $250,000 deposit insurance limit for insured deposits. Amendments to the Federal Deposit Insurance Act also revise the assessment base against which an insured depository institution’s deposit insurance premiums paid to the Deposit Insurance Fund (“DIF”) will be calculated. Under the amendments, the assessment base will no longer be the institution’s deposit base, but rather its average consolidated total assets less its average tangible equity during the assessment period. Additionally, the Dodd-Frank Act makes changes to the minimum designated reserve ratio of the DIF, increasing the minimum from 1.15 percent to 1.35 percent of the estimated amount of total insured deposits and eliminating the requirement that the FDIC pay dividends to depository institutions when the reserve ratio exceeds certain thresholds. In December 2010, the FDIC increased the designated reserve ratio to 2.0 percent.
•	Shareholder Votes. The Dodd-Frank Act requires publicly traded companies like Center Bancorp to give shareholders a non-binding vote on executive compensation and so-called “golden parachute” payments in certain circumstances. The Dodd-Frank Act also authorizes the SEC to promulgate rules that would allow shareholders to nominate their own candidates using a company’s proxy materials.
•	Transactions with Affiliates. The Dodd-Frank Act enhances the requirements for certain transactions with affiliates under Section 23A and 23B of the Federal Reserve Act, including an expansion of the definition of “covered transactions” and increasing the amount of time for which collateral requirements regarding covered transactions must be maintained. These requirements became effective during 2011.
•	Transactions with Insiders. Insider transaction limitations are expanded through the strengthening of loan restrictions to insiders and the expansion of the types of transactions subject to the various limits, including derivative transactions, repurchase agreements, reverse repurchase agreements and securities lending or borrowing transactions. Restrictions are also placed on certain asset sales to and from an insider to an institution, including requirements that such sales be on market terms and, in certain circumstances, approved by the institution’s board of directors. These requirements became effective during 2011.
•	Enhanced Lending Limits. The Dodd-Frank Act strengthened the previous limits on a depository institution’s credit exposure to one borrower which limited a depository institution’s ability to extend credit to one person (or group of related persons) in an amount exceeding certain thresholds. The Dodd-Frank Act expanded the scope of these restrictions to include credit exposure arising from derivative transactions, repurchase agreements, and securities lending and borrowing transactions.
•	Compensation Practices. The Dodd-Frank Act provides that the appropriate federal regulators must establish standards prohibiting as an unsafe and unsound practice any compensation plan of a bank holding company or other “covered financial institution” that provides an insider or other employee with “excessive compensation” or compensation that gives rise to excessive risk or could lead to a material financial loss to such firm. In June 2010, prior to the Dodd-Frank Act, the bank regulatory agencies promulgated the Interagency Guidance on Sound Incentive Compensation Policies, which set forth three key principles concerning incentive compensation arrangements:
•	such arrangements should provide employees incentives that balance risk and financial results in a manner that does not encourage employees to expose the financial institution to imprudent risk;
•	such arrangements should be compatible with effective controls and risk management; and
•	such arrangements should be supported by strong corporate governance with effective and active oversight by the financial institution’s board of directors.

Together, the Dodd-Frank Act and the recent guidance on compensation may impact the Corporation’s compensation practices.

Although a significant number of the rules and regulations mandated by the Dodd-Frank Act have been finalized, many of the new requirements called for have yet to be implemented and will likely be subject to implementing regulations over the course of several years. Given the uncertainty associated with the manner in which the provisions of the Dodd-Frank Act will be implemented by the various regulatory agencies, the full extent of the impact such requirements will have on financial institutions’ operations is unclear. The changes resulting from the Dodd-Frank Act may impact the profitability of our business activities, require changes to certain of our business practices, impose upon us more stringent capital, liquidity and leverage ratio requirements or otherwise adversely affect our business. These changes may also require us to invest significant management attention and resources to evaluate and make necessary changes in order to comply with new statutory and regulatory requirements.

Regulation W

Regulation W codifies prior regulations under Sections 23A and 23B of the Federal Reserve Act and interpretative guidance with respect to affiliate transactions. Regulation W incorporates the exemption from the affiliate transaction rules but expands the exemption to cover the purchase of any type of loan or extension of credit from an affiliate. Affiliates of a bank include, among other entities, the bank’s holding company and companies that are under common control with the bank. The Parent Corporation is considered to be an affiliate of the Bank. In general, subject to certain specified exemptions, a bank or its subsidiaries are limited in their ability to engage in “covered transactions” with affiliates:

•	to an amount equal to 10% of the bank’s capital and surplus, in the case of covered transactions with any one affiliate; and
•	to an amount equal to 20% of the bank’s capital and surplus, in the case of covered transactions with all affiliates

In addition, a bank and its subsidiaries may engage in covered transactions and other specified transactions only on terms and under circumstances that are substantially the same, or at least as favorable to the bank or its subsidiary, as those prevailing at the time for comparable transactions with nonaffiliated companies. A “covered transaction” includes:

•	a loan or extension of credit to an affiliate;
•	a purchase of, or an investment in, securities issued by an affiliate;
•	a purchase of assets from an affiliate, with some exceptions;
•	the acceptance of securities issued by an affiliate as collateral for a loan or extension of credit to any party; and
•	the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate.

Further, under regulation W:

•	a bank and its subsidiaries may not purchase a low-quality asset from an affiliate;
•	covered transactions and other specified transactions between a bank or its subsidiaries and an affiliate must be on terms and conditions that are consistent with safe and sound banking practices; and
•	with some exceptions, each loan or extension of credit by a bank to an affiliate must be secured by certain types of collateral with a market value ranging from 100% to 130%, depending on the type of collateral, of the amount of the loan or extension of credit

Regulation W generally excludes all non-bank and non-savings association subsidiaries of banks from treatment as affiliates, except to the extent that the Federal Reserve Board decides to treat these subsidiaries as affiliates.

Capital Adequacy Guidelines

The Federal Reserve Board has adopted risk-based capital guidelines. These guidelines establish minimum levels of capital and require capital adequacy to be measured in part upon the degree of risk associated with certain assets. Under these guidelines all banks and bank holding companies must have a core or Tier 1 capital to risk-weighted assets ratio of at least 4% and a total capital to risk-weighted assets ratio of at least 8%. At December 31, 2011, the Corporation’s Tier 1 capital to risk-weighted assets ratio and total capital to risk-weighted assets ratio were 12.00 percent and 12.89 percent, respectively.

In addition, the Federal Reserve Board and the FDIC have approved leverage ratio guidelines (Tier 1 capital to average quarterly assets, less goodwill) for bank holding companies such as the Parent Corporation. These guidelines provide for a minimum leverage ratio of 3% for bank holding companies that meet certain specified criteria, including that they have the highest regulatory rating. All other holding companies are required to maintain a leverage ratio of 3% plus an additional cushion of at least 100 to 200 basis points. The Parent Corporation’s leverage ratio was 9.29 percent at December 31, 2011.

The OCC has established higher minimum capital ratios for the Bank effective as of December 31, 2009. See “FDICIA”.

Under FDICIA, federal banking agencies have established certain additional minimum levels of capital. See “FDICIA”.

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

The OCC’s regulations implementing these provisions of FDICIA provide that an institution will be classified as “well capitalized” if it (i) has a total risk-based capital ratio of at least 10.0 percent, (ii) has a Tier 1 risk-based capital ratio of at least 6.0 percent, (iii) has a Tier 1 leverage ratio of at least 5.0 percent, and (iv) meets certain other requirements. An institution will be classified as “adequately capitalized” if it (i) has a total risk-based capital ratio of at least 8.0 percent, (ii) has a Tier 1 risk-based capital ratio of at least 4.0 percent, (iii) has a Tier 1 leverage ratio of (a) at least 4.0 percent or (b) at least 3.0 percent if the institution was rated 1 in its most recent examination, and (iv) does not meet the definition of “well capitalized.” An institution will be classified as “undercapitalized” if it (i) has a total risk-based capital ratio of less than 8.0 percent, (ii) has a 1 risk-based capital ratio of less than 4.0 percent, or (iii) has a Tier 1 leverage ratio of (a) less than 4.0 percent or (b) less than 3.0 percent if the institution was rated 1 in its most recent examination. An institution will be classified as “significantly undercapitalized” if it (i) has a total risk-based capital ratio of less than 6.0 percent, (ii) has a Tier 1 risk-based capital ratio of less than 3.0 percent, or (iii) has a Tier 1 leverage ratio of less than 3.0 percent. An institution will be classified as “critically undercapitalized” if it has a tangible equity to total assets ratio that is equal to or less than 2.0 percent. An insured depository institution may be deemed to be in a lower capitalization category if it receives an unsatisfactory examination rating.

The OCC has established higher minimum capital ratios for the Bank effective as of December 31, 2009: Tier 1 Risk-Based Capital of 10.0 percent, Total Risk-Based Capital of 12.0 percent and Tier 1 Leverage Capital of 8.0 percent. At December 31, 2011, the Bank’s capital ratios were all above the minimum levels required.

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

The Dodd-Frank Act includes certain provisions, often referred to as the “Collins Amendment,” concerning the capital requirements of the United States banking regulators. These provisions are intended to subject bank holding companies to the same capital requirements as their bank subsidiaries and to eliminate or significantly reduce the use of hybrid capital instruments, especially trust preferred securities, as regulatory capital. Under the Collins Amendment, trust preferred securities issued by a company, such as Union Center National Bank, with total consolidated assets of less than $15 billion before May 19, 2010 are treated as regulatory capital, but any such securities issued later are not eligible as regulatory capital. The banking regulators must develop regulations setting minimum risk-based and leverage capital requirements for holding companies and banks on a consolidated basis that are no less stringent than the generally applicable requirements in effect for depository institutions under the prompt corrective action regulations. The banking regulators also must seek to make capital standards countercyclical so that the required levels of capital increase in times of economic expansion and decrease in times of economic contraction.

On December 20, 2011, the Federal Reserve issued a proposed rule designed to implement provisions of the Dodd-Frank Act to establish stricter prudential standards for all bank holding companies with total consolidated assets of $50 billion or more for certain nonbank financial firms. The proposed rule requires firms to develop annual capital plans, conduct stress tests, and maintain adequate capital, including a tier one common risk-based capital ratio greater than 5 percent, under both expected and stressed conditions.

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

On May 22, 2009, the Board of Directors of the FDIC adopted a final rule imposing a special assessment on the entire banking industry. The special assessment was calculated as five basis points times each insured depository institution’s assets minus Tier I capital, as reported in the report of condition as of June 30, 2009 and would not exceed ten times the institution’s assessment base for the second quarter of 2009 risk- based assessment. This special assessment, which totaled $1.2 million, was remitted by the Bank on September 30, 2009.

On November 12, 2009, the FDIC adopted the final rule which required insured depository institutions to prepay their quarterly risk-based assessments for the fourth quarter of 2009 through the fourth quarter of 2012. On December 30, 2009, the Bank remitted an FDIC prepayment in the amount of $5.7 million. An institution’s prepaid assessment was based on the total base assessment rate that the institution paid for the third quarter of 2009, adjusted quarterly by an estimated annual growth rate of 5% through the end of 2012, plus, for 2011 and 2012, an increase in the total base assessment rate on September 30, 2009 by an annualized three basis points. Any prepaid assessment in excess of the amounts that are subsequently determined to be actually due to the FDIC by June 30, 2013, will be returned to the institution at that time. As of December 31, 2011 the Bank recognized a total of $3.8 million in FDIC expense of the $5.7 million assessments prepaid on December 30, 2009.

On February 7, 2011, the FDIC approved a rule to change the assessment base from adjusted domestic deposits to average consolidated total assets minus average tangible equity, as required by the Dodd-Frank Act. These new assessment rates began in the second quarter of 2011 and were paid at the end of September 2011. Since the new base is larger than the current base, the FDIC’s rule lowers total base assessment rates to between 5 and 9 basis points for banks in the lowest risk category, and 35 basis points for banks in the highest risk category. The Company paid $1.7 million in 2011, as compared to $2.1 million in 2010.

Pursuant to the Dodd-Frank Act, the FDIC has established 2.0% as the designated reserve ratio (DRR), that is, the ratio of the DIF to insured deposits. The FDIC has adopted a plan under which it will meet the statutory minimum DRR of 1.35% by September 30, 2020, the deadline imposed by the Dodd-Frank Act. The Dodd-Frank requires the FDIC to offset the effect on institutions with assets less than $10 billion of the increase in the statutory minimum DRR to 1.35% from the former statutory minimum of 1.15%. The FDIC has not yet announced how it will implement this offset.

In addition to deposit insurance assessments, the FDIC is required to continue to collect from institutions payments for the servicing of obligations of the Financing Corporation (“FICO”) that were issued in connection with the resolution of savings and loan associations, so long as such obligations remain outstanding. The Bank paid a FICO premium of $84,000 in 2011 and expects to pay a similar premium in 2012.

The Gramm-Leach-Bliley Financial Modernization Act of 1999

The Gramm-Leach-Bliley Financial Modernization Act of 1999:

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

USA PATRIOT Act

The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “USA PATRIOT Act”) gives the federal government powers to address terrorist threats through domestic security measures, surveillance powers, information sharing, and anti-money laundering requirements. By way of amendments to the Bank Secrecy Act, the USA PATRIOT Act encourages information-sharing among bank regulatory agencies and law enforcement bodies. Further, certain provisions of the USA PATRIOT Act impose affirmative obligations on a broad range of financial institutions, including banks, thrift institutions, brokers, dealers, credit unions, money transfer agents and parties registered under the Commodity Exchange Act.

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

Sarbanes-Oxley Act of 2002

The stated goals of the Sarbanes-Oxley Act of 2002 (the “SOA”) were to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties by publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws. The SOA generally applies to all companies, both U.S. and non-U.S., that file or are required to file periodic reports with the Securities and Exchange Commission (the “SEC”) under the Securities Exchange Act of 1934 (the “Exchange Act”). The SOA includes specific disclosure requirements and corporate governance rules, requires the SEC and securities exchanges to adopt extensive additional disclosure, corporate governance and other related rules and mandates further studies of certain issues by the SEC

TARP and SBLF

In January 2009, the Parent Corporation issued $10.0 million of its nonvoting non-convertible senior preferred stock (the “TARP Preferred Stock”) to the United States Treasury pursuant to Congress’ Troubled Asset Relief Program (“TARP”).

On September 15, 2011, the Parent Corporation entered into and consummated the transactions contemplated by a Securities Purchase Agreement (the “Securities Purchase Agreement”) with the Secretary of the Treasury (the “Secretary”) under the Small Business Lending Fund program (the “SBLF Program”), a $30 billion fund established under the Small Business Jobs Act of 2010 that is designed to encourage lending to small businesses by providing capital to qualified community banks with assets of less than $10 billion. Under the Securities Purchase Agreement, the Parent Corporation issued to the Secretary a total of 11,250 shares of the Parent Corporation’s Senior Non-Cumulative Perpetual Preferred Stock, Series B (the “SBLF Preferred Stock”), having a liquidation value of $1,000 per share, for a total purchase price of $11,250,000. The SBLF Preferred Stock was issued pursuant to a Certificate of Amendment to the Parent Corporation’s Certificate of Incorporation (the “Certificate of Amendment”) filed on September 13, 2011.

The SBLF Preferred Stock qualifies as Tier 1 capital. Non-cumulative dividends are payable quarterly on January 1, April 1, July 1 and October 1 for the SBLF Preferred Stock, commencing on January 1, 2012. The dividend rate is calculated as a percentage of the aggregate liquidation value of the outstanding SBLF Preferred Stock and is based on changes in the level of “Qualified Small Business Lending” or “QSBL” (as defined in the Certificate of Amendment) by the Bank, compared to the Bank’s baseline QSBL level. Based upon the Bank’s initial level of QSBL compared to the baseline, as calculated under the Securities Purchase Agreement, the dividend rate on the SBLF Preferred Stock was set at five percent for the initial dividend period.

For the second through tenth calendar quarters after the closing of the SBLF Program transaction, the dividend rate will fluctuate between one percent and five percent to reflect the amount of change in the Bank’s level of QSBL compared to the initial baseline. More specifically, if the Bank’s QSBL at the end of a quarter has increased as compared to the baseline, then the dividend rate payable on the SBLF Preferred Stock would change as follows:

Relative Increase in QSBL to Baseline	Dividend Rate (for each of the 2nd – 10th Dividend Periods)
0% or less	5%
More than 0%, but less than 2.5%	5%
2.5% or more, but less than 5%	4%
5% or more, but less than 7.5%	3%
7.5% or more, but less than 10%	2%
10% or more	1%

From the eleventh through the eighteenth calendar quarters and that portion of the nineteenth calendar quarter which ends immediately prior to the date that is the four and one half years anniversary of the closing of the SBLF Program transaction, the dividend rate on the SBLF Preferred Stock will be fixed at between one percent and seven percent based on the level of QSBL at that time, as compared to the baseline in accordance with the chart below. If any SBLF Preferred Stock remains outstanding after four and one half years following the closing of the SBLF Program transaction, the dividend rate will increase to nine percent.

0% or less	7%
More than 0%, but less than 2.5%	5%
2.5% or more, but less than 5%	4%
5% or more, but less than 7.5%	3%
7.5% or more, but less than 10%	2%
10% or more	1%

The SBLF Preferred Stock is non-voting, except in limited circumstances that could impact the SBLF investment, such as (i) authorization of senior stock, (ii) charter amendments adversely affecting the SBLF Preferred Stock and (iii) extraordinary transactions such as mergers, asset sales, share exchanges and the like (unless the SBLF Preferred Stock remains outstanding and the rights and preferences thereof are not impaired by such transaction).

In the event the Company misses five dividend payments, whether or not consecutive, the holder of the SBLF Preferred Stock will have the right, but not the obligation, to appoint a representative as an “observer” on the Company’s Board of Directors.

Further, the SBLF Preferred Stock may be redeemed by the Company at any time, at a redemption price of 100% of the liquidation amount plus accrued but unpaid dividends for the then current Dividend Period (as defined in the Certificate of Amendment) (plus, the CPP Lending Incentive Fees (as defined in the Certificate of Amendment), if applicable), subject to the approval of the Company’s federal banking regulator.

The SBLF Preferred Stock is not subject to any contractual restrictions on transfer and thus the Secretary may sell, transfer, exchange or enter into other transactions with respect to the SBLF Preferred Stock without the Company’s consent.

The Parent Corporation used the proceeds from the issuance of the SBLF Preferred to redeem from the Treasury all shares issued by the Parent Corporation pursuant to TARP, for a redemption price of $10,041,667, including accrued but unpaid dividends up to the date of redemption. As a result of the redemption of the TARP Preferred Stock, the Company is no longer subject to the limits on executive compensation and other restrictions stipulated under the TARP Capital Purchase Program. For an additional $245,000, the Parent Corporation also bought back the warrants issued under TARP

Proposed Legislation

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

On September 15, 2011, the Parent Corporation issued $11.25 million in nonvoting senior preferred stock to the Treasury under the SBLF Program. Under the Securities Purchase Agreement, the Parent Corporation issued to the Treasury a total of 11,250 shares of the Corporation’s Senior Non-Cumulative Perpetual Preferred Stock, Series B, having a liquidation value of $1,000 per share. Simultaneously, using the proceeds from the issuance of the SBLF Preferred Stock, the Parent Corporation redeemed from the Treasury, all 10,000 outstanding shares of its Fixed Rate Cumulative Perpetual Preferred Stock, Series A, liquidation amount $1,000 per share, for a redemption price of $10,041,667, including accrued but unpaid dividends up to the date of redemption.

The terms of the SBLF Preferred Stock impose limits on the Parent Corporation’s ability to pay dividends on and repurchase shares of its common stock and other securities. More specifically, if the Parent Corporation fails to declare and pay dividends on the SBLF Preferred Stock in a given quarter, then during such quarter and for the next three quarters following such missed dividend payment, the Parent Corporation may not pay dividends on, or repurchase, any common stock or any other securities that are junior to (or in parity with) the SBLF Preferred Stock, except in very limited circumstances.

Also under the terms of the SBLF Preferred Stock, the Parent Corporation may declare and pay dividends on its common stock or any other stock junior to the SBLF Preferred Stock, or repurchase shares of any such stock, only if after payment of such dividends or repurchase of such shares, the Parent Corporation’s Tier 1 Capital would be at least equal to the so-called Tier 1 Dividend Threshold, excluding any subsequent net charge-offs and any redemption of the SBLF Preferred Stock.

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

The Corporation has established its own internal loan-to-value (“LTV”) limits for real estate loans. In general, except as described below, these internal limits are not permitted to exceed the following supervisory limits:

Loan Category	Loan-to-Value Limit
Raw Land	65%
Land Development	75%
Commercial, Multifamily and Other Non-residential construction	80%
Construction: One to Four Family Residential	85%
Improved Property (excluding One to Four Family Residential)	85%
Owner-Occupied One to Four Family and Home Equity*	90%

*	For a permanent mortgage or home equity loan on owner occupied one to four family residential property with a LTV that exceeds 90 percent at origination, private mortgage insurance or readily marketable collateral is to be obtained. “Readily marketable collateral” means insured deposits, financial instruments and bullion in which the Bank has a perfected interest. Financial instruments and bullion are to be salable under ordinary circumstances with reasonable promptness at a fair market value.

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

A Problem Asset Report is prepared monthly and is examined by the senior management of the Bank, the Corporation’s Loan and Discount Committee and the Board of Directors. This review is designed to enable management to take such actions as are considered necessary to identify and remedy problems on a timely basis.

The Bank’s internal loan review process is complemented by an independent loan review conducted throughout the year, under the mandate and approval of the Corporation’s Board of Directors. In addition, regularly scheduled audits performed by the Bank’s internal audit function are designed to ensure the integrity of the credit and risk monitoring systems currently in place.

Risk Elements

The risk elements identified by the Corporation include non-performing loans, loans past due ninety days or more as to interest or principal payments but not placed on a non-accrual status, potential problem loans, other real estate owned, net, and other non-performing interest-earning assets. Additional information regarding these risk elements is presented in Item 7 of this Annual Report.

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

We are subject to stringent capital requirements which could require us to seek capital at times when capital may be expensive or unavailable to us.

We may at some point be required to raise additional capital to assure compliance with mandated capital ratios and to support our continued growth. Our ability to raise additional capital, if needed, will depend on conditions in the capital markets at that time, which are outside our control, and on our financial performance. Accordingly, we cannot assure you of our ability to raise additional capital, if needed, on terms acceptable to us. If we cannot raise additional capital when needed, our ability to comply with applicable capital requirements and to further expand our operations through internal growth or acquisitions could be materially impaired.

Negative developments in the financial services industry and U.S. and global credit markets in recent years may continue to adversely impact our operations and results.

The general economic downturn experienced since 2008 negatively impacted many financial institutions, including the Corporation. Loan portfolio performances deteriorated at many institutions resulting from, among other factors, a weak economy and a decline in the value of the collateral supporting their loans. The competition for our deposits increased significantly due to liquidity concerns at many of these same institutions. Stock prices of bank holding companies, like ours, were negatively affected by the condition of the financial markets, as was our ability, if needed, to raise capital or borrow in the debt markets compared to recent years. While the United States Congress has taken actions to implement important safeguards, there remains a potential for new federal or state laws and regulations regarding lending and funding practices and liquidity standards, and financial institution regulatory agencies are expected to be very aggressive in responding to concerns and trends identified in examinations, including the issuance of many formal enforcement actions. Negative developments in the financial services industry and the impact of new legislation in response to those developments could negatively impact our operations by restricting our business operations, including our ability to originate or sell loans, and adversely impact our financial performance. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on us and others in the financial institutions industry. In particular, we may face the following risks in connection with these events:

•	we potentially face increased regulation of our industry and compliance with such regulation may increase our costs and limit our ability to pursue business opportunities;
•	customer demand for loans secured by real estate could be reduced due to weaker economic conditions, an increase in unemployment, a decrease in real estate values or an increase in interest rates;
•	the process we use to estimate losses inherent in our credit exposure requires difficult, subjective and complex judgments, including forecasts of economic conditions and how these economic conditions might impair the ability of our borrowers to repay their loans;
•	the level of uncertainty concerning economic conditions may adversely affect the accuracy of our estimates which may, in turn, impact the reliability of the process;
•	the value of the portfolio of investment securities that we hold may be adversely affected; and
•	we may be required to pay significantly higher FDIC premiums because market developments have significantly depleted the insurance fund of the FDIC and reduced the ratio of reserves to insured deposits.

In addition, the possibility that certain European Union (“EU”) member states may default on their debt obligations have negatively impacted economic conditions and global markets. The continued uncertainty over the outcome of international and the EU’s financial support programs and the possibility that other EU member states may experience similar financial troubles could further disrupt global markets. The negative impact on economic conditions and global markets could also have a material adverse effect on our liquidity, financial condition and results of operations.

We are subject to interest rate risk and variations in interest rates may negatively impact our financial performance.

We are unable to predict actual fluctuations of market interest rates with complete accuracy. Rate fluctuations are affected by many factors, including:

•	inflation;
•	recession;
•	a rise in unemployment;
•	tightening money supply; and
•	domestic and international disorder and instability in domestic and foreign financial markets, among other things.

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

The downgrade of the U.S. credit rating could have a material adverse effect on our business, financial condition and liquidity.

Standard & Poor’s lowered its long term sovereign credit rating on the United States of America from AAA to AA+ on August 5, 2011. A further downgrade or a downgrade by other rating agencies could have a material adverse impact on financial markets and economic conditions in the United States and worldwide. Any such adverse impact could have a material adverse effect on our liquidity, financial condition and results of operations. Many of our investment securities are issued by U.S. government agencies and U.S. government sponsored entities.

The Federal Reserve’s repeal of the prohibition against payment of interest on demand deposits may increase competition for such deposits and ultimately increase interest expense.

A major portion of our net income comes from our interest rate spread, which is the difference between the interest rates paid by us on amounts used to fund assets and the interest rates and fees we receive on our interest-earning assets. On July 14, 2011, the Federal Reserve issued final rules to repeal Regulation Q, which had prohibited the payment of interest on demand deposits by institutions that are member banks of the Federal Reserve System. As a result, banks and thrifts are now permitted to offer interest-bearing demand deposit accounts to commercial customers, which were previously forbidden under Regulation Q. The repeal of Regulation Q may cause increased competition from other financial institutions for these deposits and could result in an increase in our interest expense.

External factors, many of which we cannot control, may result in liquidity concerns for us.

Liquidity risk is the potential that the Bank may be unable to meet its obligations as they come due, capitalize on growth opportunities as they arise, or pay regular dividends because of an inability to liquidate assets or obtain adequate funding in a timely basis, at a reasonable cost and within acceptable risk tolerances.

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

Our access to funding sources in amounts adequate to finance our activities could be impaired by factors that affect us specifically or the financial services industry in general. Factors that could detrimentally impact our access to liquidity sources include a decrease in the level of our business activity due to market factors or an adverse regulatory action against us. Our ability to borrow could also be impaired by factors that are not specific to us, such as a severe disruption of the financial markets or negative views and expectations about the prospects for the financial services industry as a whole. Over the last several years, the financial services industry and the credit markets generally have been materially and adversely affected by significant declines in asset values and by a lack of liquidity. The liquidity issues have been particularly acute for regional and community banks, as many of the larger financial institutions have significantly curtailed their lending to regional and community banks to reduce their exposure to the risks of other banks. In addition, many of the larger correspondent lenders have reduced or even eliminated federal funds lines for their correspondent customers. Furthermore, regional and community banks generally have less access to the capital markets than do the national and super-regional banks because of their smaller size and limited analyst coverage. Any decline in available funding could adversely impact our ability to originate loans, invest in securities, meet our expenses, or fulfill obligations such as meeting deposit withdrawal demands, any of which could have a material adverse impact on our liquidity, business, results of operations and financial condition.

The extensive regulation and supervision to which we are subject impose substantial restrictions on our business.

Center Bancorp Inc., primarily through its principal subsidiary, Union Center National Bank, and certain non-bank subsidiaries, are subject to extensive regulation and supervision. Banking regulations are primarily intended to protect depositors’ funds, federal deposit insurance funds and the banking system as a whole. Such laws are not designed to protect our shareholders. These regulations affect our lending practices, capital structure, investment practices, dividend policy and growth, among other things. The Bank is also subject to a number of federal laws, which, among other things, require it to lend to various sectors of the economy and population, and establish and maintain comprehensive programs relating to anti-money laundering and customer identification. The United States Congress and federal regulatory agencies continually review banking laws, regulations and policies for possible changes. Changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of statutes, regulations or policies, could affect us in substantial and unpredictable ways. Such changes could subject us to additional costs, limit the types of financial services and products we may offer and/or increase the ability of non-banks to offer competing financial services and products, among other things. Failure to comply with laws, regulations or policies could result in sanctions by regulatory agencies, civil money penalties and/or reputational damage, which could have a material adverse effect on our business, financial condition and results of operations.

Current levels of volatility in the capital markets are unprecedented and may adversely impact our operations and results.

The capital markets have been experiencing unprecedented volatility for several years. Such negative developments and disruptions have resulted in uncertainty in the financial markets. Bank and bank holding company stock prices have been negatively affected, as has the ability of banks and bank holding companies to raise capital or borrow in the debt markets. If the capital markets are volatile, there can be no assurance that we will not experience an adverse effect, which may be material, on our business, financial condition and results of operations or our ability to access capital.

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

Commercial real estate and construction loans were $447.4 million, or approximately 59.2% of our total loan portfolio, as of December 31, 2011. Many of these loans are extended to small and medium-sized businesses. The market value of real estate can fluctuate significantly in a short period of time as a result of market conditions in the geographic area in which the real estate is located. Although many such loans are secured by real estate as a secondary form of collateral, continued adverse developments affecting real estate values in our market area could increase the credit risk associated with our loan portfolio. Economic events or governmental regulations outside of the control of the borrower or lender could negatively impact the future cash flow and market values of the affected properties. If the loans that are collateralized by real estate become troubled and the value of the real estate has been significantly impaired, then we may not be able to recover the full contractual amount of principal and interest that we anticipated at the time of originating the loan, which could cause us to increase our provision for loan losses and adversely affect our operating results and financial condition.

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

As a bank holding company, Center Bancorp, Inc. is a separate legal entity from Union Center National Bank and its subsidiaries and does not have significant operations. We currently depend on Union Center National Bank’s cash and liquidity to pay our operating expenses and to fund dividends to shareholders. We cannot assure you that in the future Union Center National Bank will have the capacity to pay the necessary dividends and that we will not require dividends from Union Center National Bank to satisfy our obligations. Various statutes and regulations limit the availability of dividends from Union Center National Bank. It is possible, depending upon our and Union Center National Bank’s financial condition and other factors, that bank regulators could assert that payment of dividends or other payments by Union Center National Bank are an unsafe or unsound practice. In the event that Union Center National Bank is unable to pay dividends, we may not be able to service our obligations, as they become due, or pay dividends on our capital stock. Consequently, the inability to receive dividends from Union Center National Bank could adversely affect our financial condition, results of operations, cash flows and prospects.

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

Changes in economic conditions, particularly a significant worsening of the current economic environment, could hurt Union Center National Bank’s business. Union Center National Bank’s business is directly affected by political and market conditions, broad trends in industry and finance, legislative and regulatory changes, changes in governmental monetary and fiscal policies, all of which are beyond our control. Deterioration in economic conditions, particularly within New Jersey, could result in the following consequences, any of which could hurt our business materially:

•	loan delinquencies may increase;
•	problem assets and foreclosures may increase;
•	demand for our products and services may decline; and
•	collateral for loans made by Union Center National Bank may decline in value, in turn reducing Union Center National Bank’s clients’ borrowing power, among other things.

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

To the extent that we undertake acquisitions (such as our pending agreement to acquire assets and assume liabilities of Saddle River Valley Bank) or new branch openings, we may experience the effects of higher operating expenses relative to operating income from the new operations, which may have a material adverse effect on our levels of reported net income, return on average equity and return on average assets. Other effects of engaging in such growth strategies may include potential diversion of our management’s time and attention and general disruption to our business. To the extent that we grow through acquisitions and branch openings, we cannot assure you that we will be able to adequately and profitably manage this growth. Acquiring other banks and businesses involve similar risks to those commonly associated with branching, but may also involve additional risks, including:

•	potential exposure to unknown or contingent liabilities of banks and businesses we acquire;
•	exposure to potential asset quality issues of the acquired bank or related business;
•	difficulty and expense of integrating the operations and personnel of banks and businesses we acquire; and
•	the possible loss of key employees and customers of the banks and businesses we acquire

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

The FDIC insures deposits at FDIC insured financial institutions, including Union Center National Bank. The FDIC charges the insured financial institutions premiums to maintain the Deposit Insurance Fund at an adequate level. In periods of economic difficulties, the FDIC may increase its assessment rates and impose special assessments. The FDIC may further increase these rates and impose additional special assessments in the future, which could have a material adverse effect on future earnings.

Declines in value may adversely impact our investment portfolio.

As of December 31, 2011, we had approximately $414.5 million in available for sale investment securities. We may be required to record impairment charges on our investment securities if they suffer a decline in value that is considered other-than-temporary. Numerous factors, including lack of liquidity for re-sales of certain investment securities, absence of reliable pricing information or investment securities, adverse changes in business climate, adverse actions by regulators, or unanticipated changes in the competitive environment could have a negative effect on our investment portfolio in future periods. If an impairment charge is significant enough, it could affect the ability of Union Center National Bank to upstream dividends to the Parent Corporation, which could have a material adverse effect on our liquidity and our ability to pay dividends to shareholders and could also negatively impact our regulatory capital ratios.

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

The financial services industry is constantly undergoing rapid technological changes with frequent introductions of new technology-driven products and services. The effective use of technology increases efficiency and enables financial institutions to reduce costs, in addition to providing better service to customers. Our future success will depend in part upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands for convenience as well as to create additional efficiencies in our operations as we grow. We cannot assure you that we will be able to effectively implement new technology-driven products and services or be successful in marketing such products and services to our customers.

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

The Dodd-Frank Act and future regulatory reforms required by such legislation could have a significant impact on our business, financial condition and results of operations.

The Dodd-Frank Act will have a broad impact on the financial services industry, including significant regulatory and compliance changes. Many of the requirements called for in the Dodd-Frank Act will be implemented over time and most are and will be subject to implementing regulations over the course of several years. Given the uncertainty associated with the manner in which the provisions of the Dodd-Frank Act will be implemented by the various regulatory agencies, the full extent of the impact such requirements will have on our operations is unclear. Among other things, the Dodd-Frank Act:

•	eliminates the federal prohibitions on paying interest on demand deposits, thus allowing businesses to have interest bearing checking accounts. Depending on competitive responses, this significant change to existing law could have an adverse impact on our interest expense;
•	broadens the base for FDIC insurance assessments; assessments will now be based on the average consolidated total assets less tangible equity capital of a financial institution;
•	permanently increases the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2009, and non-interest bearing transaction accounts have unlimited deposit insurance through December 31, 2013;
•	directs the Federal Reserve Board to promulgate rules prohibiting excessive compensation paid to bank holding company executives;
•	creates a new Consumer Financial Protection Bureau with broad powers to supervise and enforce consumer protection laws. The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings

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
•	weakens the federal preemption rules that have been applicable for national banks and federal savings associations, and gives state attorneys general the ability to enforce federal consumer protection laws, among other things.

While it is difficult to predict at this time what specific impact the Dodd-Frank Act, newly written implementing rules and regulations and yet to be written implementing rules and regulations will have on us, we expect that at a minimum our operating and compliance costs will increase, and our interest expense could increase.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Bank’s operations are located at ten sites in Union County, New Jersey, consisting of six sites in Union Township, one in Springfield Township, one in Berkeley Heights, one in Vauxhall and one in Summit, New Jersey. The Bank also has three branch offices in Morris County, New Jersey, consisting of one site in Madison, one site in Boonton/Mountain Lakes, and one site in Morristown, New Jersey. The principal office is located at 2455 Morris Avenue, Union, New Jersey. The principal office is a two story building constructed in 1993. On October 9, 2004, the Bank opened a 19,555 square foot office facility on Springfield Road in Union, New Jersey, which served as the Bank’s Operations and Data Center until January 12, 2010 when the Bank entered into a sales purchase agreement for this facility.

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

Upon consummation of our Saddle River Valley Bank acquisition, the Bank will assume leases pursuant to which the Bank will lease two branch locations in Bergen County, New Jersey.

The Bank operates a Drive In/Walk Up located at 2022 Stowe Street, Union, New Jersey, adjacent to a part of the Center Office facility. The Bank also operates an Auto banking Center located at Bonnel Court, Union, New Jersey. The Bank has three off-site ATM locations. Two are located at the Chatham and Madison New Jersey Transit stations and one is located at the Boys and Girls Club of Union, 1050 Jeanette Avenue, Union, New Jersey.

During the second quarter of 2010, the Corporation entered into a lease of its former operations facility under a direct financing lease. The lease has a 15 year term with no renewal options. According to the terms of the lease, the lessee has an obligation to purchase the property underlying the lease in either year seven, ten or fifteen at predetermined prices for those years as provided in the lease. The structure of the minimum lease payments and the purchase prices as provided in the lease provide an inducement to the lessee to purchase the property in year seven.

Item 3. Legal Proceedings

In December 2009, the Corporation took steps to terminate a participation agreement with another New Jersey bank at December 31, 2009. Under the terms of the agreement, the participation ended on December 31, 2009, and, in the Corporation’s view, the lead bank is required to repurchase the remaining balance. The lead bank questioned our enforcement of the participation agreement. Therefore, Union Center instituted a suit against Highlands State Bank (“Highlands”) in the Superior Court of New Jersey. Various causes of action are pleaded in this litigation by both parties, including claims for recovery of damages. The primary claim prosecuted by the Bank seeks a judicial determination that the participation agreement executed with Highlands was properly terminated in accordance with its terms on December 31, 2009 and that Highlands is obligated to return the unpaid balance of the loan funds advanced by the Bank during its participation in the loan. The primary claim presented by Highlands is that the Bank’s participation in the loan must continue until it is ultimately retired, which will probably result in a substantial loss that it is claimed must be shared by the Bank.

During the fourth quarter of 2011, the Corporation entered into a Settlement Agreement with Highlands State Bank. The Settlement Agreement called for Highlands State Bank, as the lead bank in this participation loan, to repurchase the Corporation’s participating interest in the underlying loan. Both banks executed a stipulation dismissing the lawsuit as well as general releases to each other regarding this matter. The Corporation incurred a $287,000 charge to operating expense during the fourth quarter of 2011 as a result.

There are no other significant pending legal proceedings involving the Corporation other than those arising out of routine operations. Management does not anticipate that the ultimate liability, if any, arising out of such other proceedings will have a material effect on the financial condition or results of operations of the Corporation on a consolidated basis. Such statement constitutes a forward-looking statement under the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from this statement as a result of various factors, including the uncertainties arising in proving facts within the judicial process.

Item 3A. Executive Officers of the Registrant

The following table sets forth the name and age of each executive officer of the Parent Corporation, the period during which each such person has served as an officer of the Parent Corporation or the Bank and each such person’s business experience (including all positions with the Parent Corporation and the Bank) for the past five years:

Name and Age	Officer Since	Business Experience
Anthony C. Weagley Age – 50	1996 the Parent Corporation 1985 the Bank	President and Chief Executive Officer of the Parent Corporation (April 2008 – Present); President, Chief Executive Officer and Chief Financial Officer of the Parent Corporation (August 2007 – March 2008); President and Chief Executive Officer of the Bank (March 2008 – Present); President, Chief Executive Officer and Chief Financial Officer of the Bank (August 2007 – February 2008); Vice President & Treasurer of the Parent Corporation (1996 – August 2007); Senior Vice President & Cashier of the Bank (1996 – August 2007); Vice President & Cashier of the Bank (1991 – 1996)
Mark S. Cardone Age – 49	2001 the Parent Corporation 2001 the Bank	Vice President of the Parent Corporation and Senior Vice President & Branch Administrator of the Bank (2001 – Present)
Joseph D. Gangemi Age – 31	2008 the Parent Corporation 2004 the Bank	Vice President and Assistant Portfolio Manager of the Parent and the Bank (December 31, 2010 – Present): Executive Assistant to the Chief Executive Officer, Investor Relations Officer and Corporate Secretary of the Parent Corporation and the Bank (June 2008 – Present); Executive Assistant to the Chief Executive Officer and Investor Relations Officer of the Bank (January 2008 – June 2008); Executive Assistant to the Chief Executive Officer of the Bank (August 2007 – January 2008); Executive Assistant to the Chief Financial Officer of the Bank (August 2005 – August 2007)
John J. Lukens Age – 64	2009 the Parent Corporation 2004 the Bank	Vice President and Senior Credit Administrator of the Parent Corporation and Senior Vice President and Senior Credit Administrator of the Bank (December 2009 – Present); Vice President of the Bank (September 2004 – December 2009)
James W. Sorge Age – 59	2010 the Parent Corporation 2010 the Bank	Vice President and Compliance Officer of the Parent Corporation and Senior Vice President and Compliance Officer of the Bank (March 2010 – Present); Vice President and Director, PNC Global Investment Servicing (May 2008 – March 2010); Vice President, BSA/AML/OFAC Officer, Yardville National Bank (June 2005 – April 2008)

Name and Age	Officer Since	Business Experience
George J. Theiller Age – 61	2009 the Parent Corporation 2005 the Bank	Vice President and Senior Auditor of the Parent Corporation and Senior Vice President and Senior Auditor of the Bank (December 2009 – Present); Vice President and Senior Auditor of the Bank (April 2005 – December 2009)
Vincent N. Tozzi Age – 61	2011 the Parent Corporation 2011 the Bank	Vice President, Treasurer and Chief Financial Officer of the Parent Corporation (March 2011 – Present); Senior Vice President and Chief Financial Officer of the Bank (February 2011 – Present); Consultant to the Bank’s Financial Division (December 2010 – February 2011); Partner and Chief Financial Officer, Aztec Environmental Energy Management (January 2008 – Present); Senior Vice President and Chief Financial Officer of The Bank of Princeton (October 2006 – January 2008).
Arthur M. Wein Age – 61	2009 the Parent Corporation 2009 the Bank	Vice President and Chief Operating Officer of the Parent Corporation and Senior Vice President and Chief Operating Officer of the Bank (October 2009 – Present); Vice President and Business Development Officer of the Summit Region of the Bank (April 2009 – October 2009); President and Chief Executive Officer of UTZ Technologies, Inc. (manufacturer of thick film hybrid screens) (December 2003 – March 2009)

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for the Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities

Security Market Information

The common stock of the Parent Corporation is traded on the NASDAQ Global Select Market. The Corporation’s symbol is CNBC. As of December 31, 2011, the Corporation had 563 stockholders of record. This does not include beneficial owners for whom CEDE & Company or others act as nominees. On December 31, 2011, the closing low market bid and asked price were $9.74 and $9.77, respectively.

The following table sets forth the high and low bid price, and the dividends declared, on a share of the Corporation’s common stock for the years ended December 31, 2011 and 2010. All amounts are adjusted for prior stock splits and stock dividends.

	Common Stock Price
	2011		2010		Common Dividends Declared
	High Bid	Low Bid	High Bid	Low Bid	2011	2010
Fourth Quarter	$9.96	$8.90	$8.11	$7.30	$0.03	$0.03
Third Quarter	10.90	8.51	7.67	7.05	0.03	0.03
Second Quarter	10.44	9.49	9.07	6.94	0.03	0.03
First Quarter	9.53	7.79	9.09	8.31	0.03	0.03
Total					$0.12	$0.12

Share Repurchase Program

Historically, repurchases have been made from time to time as, in the opinion of management, market conditions warranted, in the open market or in privately negotiated transactions. Shares repurchased were used for stock dividends and other issuances. No repurchases were made during 2011 and 2010.

On January 9, 2009, as part of the U.S. Department of the Treasury’s Troubled Asset Relief Program (“TARP”), the Parent Corporation entered into an agreement with the U.S. Treasury (the “Stock Purchase Agreement”) pursuant to which (i) the Parent Corporation issued and sold, and the U.S. Treasury purchased, 10,000 shares (the “Preferred Shares”) of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A, having a liquidation preference of $1,000 per share for an aggregate purchase price of $10 million in cash, and (ii) the Parent Corporation issued to the U.S. Treasury a ten-year warrant (the “Warrant”) to purchase up to 173,410 shares of the Parent Corporation’s common stock at an exercise price of $8.65 per share. As a result of the successful completion of a rights offering in October 2009, the number of shares underlying the warrant held by the U.S. Treasury was reduced to 86,705 shares or 50 percent of the original 173,410 shares. On September 15, 2011, the Corporation issued $11.25 million in nonvoting senior preferred stock to the Treasury under the Small Business Lending Fund Program. Simultaneously, the Corporation redeemed from the Treasury, all 10,000 outstanding shares of its Fixed Rate Cumulative Perpetual Preferred Stock, Series A, liquidation amount $1,000 per share, for a redemption price of $10,041,667, including accrued but unpaid dividends up to the date of redemption. On December 7, 2011, the Corporation repurchased the warrants issued on January 12, 2009 to the U.S. Treasury as part of its participation in the U.S. Treasury’s TARP Capital Purchase Program. The Corporation received $10.0 million under the program and, using funds received under the U.S. Government’s Small Business Lending Fund program, repaid the debt in full in September of this year. In the repurchase, the Corporation paid the U.S. Treasury $245,000 for the warrants.

Dividends

Federal laws and regulations contain restrictions on the ability of the Parent Corporation and Union Center National Bank to pay dividends. For information regarding restrictions on dividends, see Part I, Item 1, “Business — Dividend Limitations” and Part II, Item 8, “Financial Statements and Supplementary Data —  Dividend and Other Restrictions, Note 17 of the Notes to Consolidated Financial Statements.” Under the terms of the trust preferred securities issued by Center Bancorp, Inc. Statutory Trust II, the Parent Corporation

can not pay dividends on its common stock if the Corporation defers payments on the junior subordinated debentures which provide the cash flow for the payments on the trust preferred securities. If the Parent Corporation fails to declare and pay dividends on the SBLF Preferred Stock in a given quarter, then during such quarter and for the next three quarters followings such missed dividend payment, the Parent Corporation may not pay dividends on, or repurchase, any common stock or any other securities that are Junior to (or in parity with) the SBLF Preferred Stock, except in very limited circumstances. Also under the terms of the SBLF Preferred Stock, the Parent Corporation may declare and pay dividends on its common stock or any other stock junior to the SBLF Preferred Stock, or repurchase shares of any such stock, only if after payment of such dividends or repurchase of such shares, the Parent Corporation’s Tier 1 Capital would be at least equal to the Tier 1 Dividend Threshold, excluding any subsequent net charge-offs and any redemption of the SBLF Preferred Stock.

During 2011, the Office of the Comptroller of the Currency (the “OCC”) determined that the Memorandum of Understanding (the “MOU”) that had previously been entered into by the Bank was no longer required and, accordingly, the OCC terminated the MOU.

Stockholders Return Comparison

Set forth below is a line graph presentation comparing the cumulative stockholder return on the Parent Corporation’s common stock, on a dividend reinvested basis, against the cumulative total returns of the Standard & Poor’s Composite and the SNL Mid-Atlantic Bank Index for the period from January 1, 2007 through December 31, 2011.

COMPARE 5-YEAR CUMULATIVE TOTAL RETURN
AMONG CENTER BANCORP INC.,
S&P COMPOSITE AND SNL MID-ATLANTIC BANK INDEX

Assumes $100 invested on January 1, 2007
Assumes dividends reinvested
Year ended December 31, 2011

COMPARISON OF CUMULATIVE TOTAL RETURN OF ONE OR MORE
COMPANIES, PEER GROUPS, INDUSTRY INDEXES AND/OR BROAD MARKETS

	Fiscal Year Ending
Company/Index/Market	12/31/2006	12/31/2007	12/31/2008	12/31/2009	12/31/2010	12/31/2011
Center Bancorp, Inc.	100.00	75.27	57.79	65.02	60.29	73.18
S&P Composite	100.00	105.47	66.74	90.14	106.05	96.81
SNL Mid-Atlantic Bank Index	100.00	75.62	41.66	43.85	51.16	38.43

Item 6. Selected Financial Data

The following tables set forth selected consolidated financial data as of the dates and for the periods presented. The selected consolidated statement of financial condition data as of December 31, 2011 and 2010 and the selected consolidated summary of income data for the years ended December 31, 2011, 2010 and 2009 have been derived from our audited consolidated financial statements and related notes that we have included elsewhere in this Annual Report. The selected consolidated statement of financial condition data as of December 31, 2009, 2008 and 2007 and the selected consolidated summary of income data for the years ended December 31, 2008 and 2007 have been derived from audited consolidated financial statements that are not presented in this Annual Report.

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

SUMMARY OF SELECTED STATISTICAL INFORMATION AND FINANCIAL DATA

	Years Ended December 31,
	2011	2010	2009	2008	2007
	(Dollars in Thousands, Except per Share Data)
Summary of Income
Interest income	$51,927	$48,714	$51,110	$49,894	$52,129
Interest expense	12,177	14,785	22,645	24,095	30,630
Net interest income	39,750	33,929	28,465	25,799	21,499
Provision for loan losses	2,448	5,076	4,597	1,561	350
Net interest income after provision for loan losses	37,302	28,853	23,868	24,238	21,149
Other income	7,478	2,472	3,906	2,644	4,372
Other expense	23,443	24,099	23,057	19,473	24,598
Income before income tax expense (benefit)	21,337	7,226	4,717	7,409	923
Income tax expense (benefit)	7,411	222	946	1,567	(2,933)
Net income	$13,926	$7,004	$3,771	$5,842	$3,856
Net income available to common stockholders	$13,106	$6,423	$3,204	$5,842	$3,856
Statement of Financial Condition Data
Investments available for sale	$414,507	$378,080	$298,124	$242,714	$314,194
Investments held to maturity	72,233	—	—	—	—
Total loans	756,010	708,444	719,606	676,203	551,669
Allowance for loan losses	9,602	8,867	8,711	6,254	5,163
Goodwill and other intangible assets	16,902	16,959	17,028	17,110	17,204
Total assets	1,432,738	1,207,385	1,195,488	1,023,293	1,017,645
Deposits	1,121,415	860,332	813,705	659,537	699,070
Borrowings	161,000	212,855	269,253	268,440	218,109
Stockholders’ equity	135,916	120,957	101,749	81,713	85,278
Dividends
Cash dividends on Common Stock	$1,955	$1,852	$2,434	$4,675	$4,885
Dividend payout ratio	14.92%	28.83%	75.97%	80.02%	126.69%
Cash Dividends Per Share(1)
Cash dividends	$0.12	$0.12	$0.18	$0.36	$0.36
Earnings Per Share(1)
Basic	$0.80	$0.43	$0.24	$0.45	$0.28
Diluted	$0.80	$0.43	$0.24	$0.45	$0.28
Weighted Average Common Shares Outstanding(1)
Basic	16,295,761	15,025,870	13,382,614	13,048,518	13,780,504
Diluted	16,314,899	15,027,159	13,385,416	13,061,410	13,840,756
Operating Ratios
Return on average assets	1.05%	0.59%	0.31%	0.58%	0.38%
Average stockholders’ equity to average assets	9.83%	9.38%	7.66%	8.28%	9.33%
Return on average stockholders’ equity	10.73%	6.30%	4.02%	7.03%	4.09%
Return on average tangible stockholders’ equity(2)	12.33%	7.44%	4.91%	8.86%	5.00%
Book Value
Book value per common share(1)	$7.63	$6.83	$6.32	$6.29	$6.48
Tangible book value per common share(1)(2)	$6.60	$5.79	$5.15	$4.97	$5.17
Non-Financial Information
Common stockholders of record	563	592	605	640	679
Full-time equivalent staff	163	159	160	160	172

Notes to Selected Financial Data

(1)	All common share and per common share amounts have been adjusted for prior stock splits and stock dividends.

(2)	Tangible book value per common share, which is a non-GAAP financial measure, is computed by dividing stockholders’ equity less preferred stock, goodwill and other intangible assets by common shares outstanding. The following table provides certain related reconciliations between Generally Accepted Accounting Principles (“GAAP”)measures (stockholders’ equity and book value per common share) and the related non-GAAP financial measures (tangible stockholders’ equity and tangible book value per common share):

	2011	2010	2009	2008	2007
	(Dollars in Thousands, Except per Share Data)
Common shares outstanding	16,332,327	16,289,832	14,572,029	12,991,312	13,155,784
Stockholders’ equity	$135,916	$120,957	$101,749	$81,713	$85,278
Less: Preferred Stock	11,250	9,700	9,619	—	—
Less: Goodwill and other intangible assets	16,902	16,959	17,028	17,110	17,204
Tangible Stockholders’ Equity	$107,764	$94,298	$75,102	$64,603	$68,074
Book value per common share	$7.63	$6.83	$6.32	$6.29	$6.48
Less: Goodwill and other intangible assets	1.03	1.04	1.17	1.32	1.31
Tangible Book Value per Common Share	$6.60	$5.79	$5.15	$4.97	$5.17

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

	2011	2010	2009	2008	2007
	(Dollars in Thousands)
Net income	$13,926	$7,004	$3,771	$5,842	$3,856
Average stockholders’ equity	$129,838	$111,136	$93,850	$83,123	$94,345
Less: Average goodwill and other intangible assets	16,930	16,993	17,069	17,158	17,259
Average Tangible Stockholders’ Equity	$112,908	$94,143	$76,781	$65,965	$77,086
Return on average stockholders’ equity	10.73%	6.30%	4.02%	7.03%	4.09%
Add: Average goodwill and other intangible assets	1.61	1.14	.89	1.83	0.91
Return on Average Tangible Stockholders’ Equity	12.33%	7.44%	4.91%	8.86%	5.00%

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

The Corporation’s accounting policies are fundamental to understanding this MD&A. The most significant accounting policies followed by the Corporation are presented in Note 1 of the Notes to Consolidated Financial Statements. The Corporation has identified its policies on the allowance for loan losses, other-than-temporary impairment of securities, income tax liabilities and goodwill and other identifiable intangible assets to be critical because management must make subjective and/or complex judgments about matters that are inherently uncertain and could be most subject to revision as new information becomes available. Additional information on these policies can be found in Note 1 of the Notes to Consolidated Financial Statements.

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

Other-Than-Temporary Impairment of Securities

Securities are evaluated on at least a quarterly basis, and more frequently when market conditions warrant such an evaluation, to determine whether a decline in their value is other-than-temporary. FASB ASC 320-10-65, clarifies the interaction of the factors that should be considered when determining whether a debt security is other-than-temporarily impaired. For debt securities, management must assess whether (a) it has the intent to sell the security and (b) it is more likely than not that it will be required to sell the security prior to its anticipated recovery. These steps are done before assessing whether the entity will recover the cost basis of the investment. Previously, this assessment required management to assert it has both the intent and the ability to hold a security for a period of time sufficient to allow for anticipated recovery in fair value to avoid recognizing an other-than-temporary impairment. This change does not affect the need to forecast recovery of the value of the security through either cash flows or market price.

In instances when a determination is made that an other-than-temporary impairment exists but the investor does not intend to sell the debt security and it is not more likely than not that it will be required to sell the debt security prior to its anticipated recovery, FASB ASC 320-10-65 changes the presentation and amount of the other-than-temporary impairment recognized in the income statement. The other-than-temporary impairment is separated into (a) the amount of the total other-than-temporary impairment related to a decrease in cash flows expected to be collected from the debt security (the credit loss) and (b) the amount of the total other-than-temporary impairment related to all other factors. The amount of the total other-than-temporary impairment related to the credit loss is recognized through earnings. The amount of the total other-than-temporary impairment related to all other factors is recognized in other comprehensive income. Impairment charges on certain investment securities of approximately $342,000 were recognized in earnings during the year ended December 31, 2011. Of this amount, $18,000 related to a variable rate private label collateralized mortgage obligation (“CMO”) and $324,000 related to principal losses on a variable rate private label CMO. The Corporation’s approach to determining whether or not other-than-temporary impairment exists for any of these investments was consistent with the accounting guidance in effect at that time. For the year ended December 31, 2011, the Corporation primarily relied upon the guidance in FASB ASC 320-10-65, FASB ASC 820-10-65 and FASB ASC 310-10-35. Additional information can be found in Note 4 of the Notes to Consolidated Financial Statements.

Impairment charges on certain investment securities of approximately $5.6 million were recognized during the year ended December 31, 2010. Of this amount, $1.8 million related to charges taken on two pooled trust preferred securities owned by the Corporation, $360,000 on a variable rate private label collateralized mortgage obligation (“CMO”), $398,000 in principal losses on a variable rate private label CMO and $3.0 million on a trust preferred security. The Corporation’s approach to determining whether or not other-than-temporary impairment exists for any of these investments was consistent with the accounting guidance in effect at that time. For the year ended December 31, 2010, the Corporation primarily relied upon the guidance in FASB ASC 320-10-65, FASB ASC 820-10-65 and FASB ASC 325-10-35.

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

Goodwill

The Corporation adopted the provisions of FASB ASC 350-10-05, which requires that goodwill be reported separate from other intangible assets in the Consolidated Statements of Condition and not be amortized but tested for impairment annually or more frequently if impairment indicators arise for impairment. No impairment charge was deemed necessary for the years ended December 31, 2011 and 2010.

Fair Value of Investment Securities

In October 2008, the FASB issued FASB ASC 820-10-35, to clarify the application of the provisions of FASB ASC 820-10-05 in an inactive market and how an entity would determine fair value in an inactive market. Changes in the Corporation’s methodology occurred for the quarter ended June 30, 2009 as new accounting guidance was released in April of 2009 with mandatory adoption required in the second quarter. The Corporation relied upon the guidance in FASB ASC 820-10-65 when determining fair value for the Corporation’s pooled trust preferred securities and private issue corporate bond. See Note 18 of the Notes to Consolidated Financial Statements, Fair Value Measurements and Fair Value of Financial Instruments, for further discussion.

Introduction

The following introduction to Management’s Discussion and Analysis highlights the principal factors that contributed to the Corporation’s earnings performance in 2011.

The year 2011 was a challenging one for the banking industry and for the Corporation. The current global financial crisis and difficult economic climate has created challenges to financial institutions both domestically and abroad. Interest rates in 2011 and 2010 were reflective of significantly lower short-term interest rates in an effort to stimulate the economy. Competition for deposits in the Corporation’s marketplace remained intense while customers’ preference in seeking safety through full FDIC insured products and more liquidity became paramount in light of the financial crisis. Market conditions remained volatile during 2011 and 2010, related to global instability in the markets following the sub-prime crises. While we continue to see an improvement in balance sheet strength and core earnings performance, we are still concerned with the credit stability of the broader markets. As a result, the Federal Reserve kept overnight borrowing rates at zero to 25 basis points throughout the course of 2011. Short-term interest rates remained lower than longer term rates resulting in an improved steepening of the yield curve. This resulted in an expansion of the Corporation’s net interest income, which is the Corporation’s primary source of income. The Corporation also took action throughout the year to reduce further exposure to interest rates through a reduction in higher cost funding and non-core balances in the deposit mix and improvement in the earning asset mix. The Corporation’s continued progress in growing and improving its balance sheet earning asset mix has helped to expand its spread and margin. We intend to continue to use a portion of the proceeds of maturing investments to help fund new loan growth.

The Corporation’s net income in 2011 was $13.9 million or $0.80 per fully diluted common share, compared with net income of $7.0 million or $0.43 per fully diluted common share in 2010. A substantial portion of our earnings in 2011 and 2010 was from core operations.

Earnings for 2011 were positively impacted by net interest income and spread expansion through both balance sheet improvements and a lower cost of funds as compared to 2010 and reductions in loan loss provisions, marketing expenses, FDIC insurance, computer and occupancy expenses. These improvements were somewhat offset by higher salaries and employee benefits, professional and consulting fees expenses. Other expense for the twelve-months ended December 31, 2011 totaled $23.4 million, a decrease of $656,000, or 2.7 percent, from the twelve-months ended December 31, 2010 due principally to the items mentioned above.

The Corporation previously announced a strategic outsourcing agreement with Fiserv to provide core account processing services, which is consistent with the Corporation’s other strategic initiatives to streamline operations, reduce operating overhead and allow the Corporation to focus on core competencies of customer service and product development. This coupled with previously initiated cost reduction plans are intended to improve operating efficiencies, business and technical operations. The core processing transition was consummated during 2009. Additionally, the consolidation of the Corporation’s branch office on 392 Springfield Avenue in Summit, New Jersey during 2009 into its new office on 545 Morris Avenue in Summit, New Jersey resulted in improved efficiency and increased customer service.

For the twelve months ended December 31, 2011, total salaries and benefits increased by $762,000 or 7.1 percent to $11.5 million primarily attributable to additions to office staff and merit increases for existing staff of approximately $515,000 and increased medical insurance expense of $40,000.

Total non-interest income increased as a percentage of total revenue, which is the sum of interest income and non-interest income, in 2011 largely due to $3.6 million in net securities gains as compared to $1.3 million in net securities losses in 2010 as gains from sales of $4.0 million in 2011 were offset by impairment losses of $411,000. For the twelve months ended December 31, 2011, total other income increased $5.0 million as compared with the twelve months ended December 31, 2010, from $2.5 million to $7.5 million. Excluding net securities gains and losses in the respective periods, the Corporation recorded total other income of $3.8 million in both the twelve months ended December 31, 2011 and the twelve months ended December 31, 2010. Increases of $313,000 in other income were partially offset by decreases in service charges of $79,000 and bank-owned life insurance income of $188,000 caused by a one time premium benefit awarded in 2010 and not repeated in 2011.

Total assets at December 31, 2011 were $1.433 billion, an increase of 18.7 percent from assets of $1.207 billion at December 31, 2010. The increase in assets reflects the growth of $108.7 million in our investment securities portfolio as the Corporation sought to deploy cash from increased deposit production into a more efficient earning asset mix. The growth in the investment securities portfolio was funded primarily through deposit growth of $261.1 million, which also resulted in increases in cash and due from banks of $73.6 million and loans net of the allowance for loan losses of $46.8 million. The Corporation has made a concerted effort to reduce non-core balances and, as mentioned in the preceding sentence, its uninvested cash position was increased by $73.6 million in 2011. Additionally, there has been a concerted effort to reduce higher costing retail deposits.

Loan demand improved in 2011. Overall, the portfolio increased year over year by approximately $46.8 million or 6.7 percent from 2010. Demand for commercial real estate loans prevailed throughout the year in the Corporation’s market in New Jersey, despite the economic climate at both the state and national levels and market turmoil following the crisis in the sub-prime markets. The Corporation is encouraged by loan demand and positive momentum is expected to continue in growing that segment of earning assets in 2012. However, the Corporation continues to remain concerned with the credit stability of the broader markets due to the weakened economic climate.

Asset quality continues to remain high and credit culture conservative. Even so, the stability of the economy and credit markets remains uncertain and as such, has had an impact on certain credits within our portfolio. The Corporation continued to make provisions to the allowance for loan losses as efforts are made to stabilize credit quality issues. At December 31, 2011, non-performing assets totaled $8.5 million or 0.59 percent of total assets, and $11.9 million or 0.98 percent at December 31, 2010. The decrease in non-performing assets from December 31, 2010 was achieved notwithstanding the addition of several new residential loans (totaling approximately $2.6 million) and commercial loans (totaling approximately $1.4 million) into non-performing status. This was more than offset by decreases from pay-downs of $5.0 million, total charge-offs of $0.7 million of existing loans, and the transfer to performing troubled debt restructured from non-accrual status of $1.7 million.

At December 31, 2011, the total allowance for loan losses amounted to approximately $9.6 million, or 1.27 percent of total loans. The allowance for loan losses as a percent of total non-performing loans amounted to 121.5 percent at December 31, 2011 and 74.6 percent at December 31, 2010. This increase in the ratio from December 31, 2010 to December 31, 2011 was due to the decrease in the level of non-performing assets, along with an increase in the allowance for loan loss from $8.9 million at December 31, 2010.

Deposits totaled $1.1 billion at December 31, 2011, increasing $261.1 million, or 30.3%, since December 31, 2010. Total Demand, Savings, Money Market, and certificates of deposit less than $100,000 increased $242.7 million or 32.8% from December 31, 2010. Time certificates of deposit of $100,000 or more increased by $18.3 million or 15.3% from December 31, 2010. These increases were attributable to continued core deposit growth in overall segments of the deposit base and in niche areas, such as municipal government, private schools and universities.

Certificates of deposit $100,000 and greater decreased to 12.3 percent of total deposits at December 31, 2011 from 13.9 percent one year earlier. Some of the Corporation’s depositors have become sensitive to obtaining full FDIC insurance for their time deposits. To accommodate its customers, the Corporation began offering Certificates of Deposit Account Registry Service (CDARS) in 2008.

Total stockholders’ equity increased 12.4 percent in 2011 to $135.9 million, and represented 9.49 percent of total assets at year-end. Book value per common share (total common stockholders’ equity divided by the number of shares outstanding) increased to $7.63 as compared with $6.83 a year ago, primarily as a result of earnings of $13.9 million in 2011. Tangible book value per common share (which excludes goodwill and other intangibles from common stockholders’ equity) increased to $6.60 from $5.79 a year ago; see Item 6 of this Annual Report on Form 10-K for a reconciliation of tangible book value (which is a non-GAAP financial measure) to book value. Return on average stockholders’ equity for the year ended December 31, 2011 was 10.72 percent compared to 6.30 percent for 2010. This increase was attributable to higher earnings in 2011 compared with 2010 partially offset by higher average equity due primarily to both the capital raise from the 2010 stock offering and benefit from the capital received under the SBLF program. The Tier I Leverage capital ratio decreased to 9.29 percent of total assets at December 31, 2011, as compared with 9.90 percent at December 31, 2010.

The Corporation’s capital base includes $11.4 million in capital raised from the stock and rights offerings completed in 2010, as well as the $11.25 million of capital received from the U.S. Treasury under the Small Business Lending Fund Program in 2011 and simultaneously, using the proceed from issuance of SBLF preferred stock to redeem the $10 million of capital received from the U.S. Treasury under the Capital Purchase Program. It also includes $5.2 million in subordinated debentures at December 31, 2011 and December 31, 2010. This issuance of $5.0 million in floating rate MMCapS(SM) Securities occurred on December 19, 2003. These securities presently are included as a component of Tier I capital for regulatory capital purposes. In accordance with FASB ASC 810, these securities are classified as subordinated debentures on the Corporation’s Consolidated Statements of Condition.

The Corporation’s risk-based capital ratios at December 31, 2011 were 12.00 percent for Tier I capital and 12.89 percent for total risk-based capital. Total Tier I capital increased to approximately $129.4 million at December 31, 2011 from $116.6 million at December 31, 2010. The increase in Tier I capital primarily reflects earnings and the new capital received during 2011.

The Corporation announced an increase in its common stock buyback program on September 28, 2007 and June 26, 2008, under which the Parent Corporation was authorized to purchase up to 2,039,731 shares of Center Bancorp’s outstanding common stock. As of December 31, 2011, the Parent Corporation had repurchased 1,386,863 shares under the program at an average cost of $11.44 per share. As repurchases were restricted pursuant to the Parent Corporation’s participation in TARP, there were no repurchases during 2011. On September 15, 2011, the Parent Corporation issued $11.25 million in nonvoting senior preferred stock to the Treasury under the Small Business Lending Fund Program. Under the Securities Purchase Agreement, the Parent Corporation issued to the Treasury a total of 11,250 shares of the Parent Corporation’s Senior Non-Cumulative Perpetual Preferred Stock, Series B, having a liquidation value of $1,000 per share. See Item 5 of this Annual Report on Form 10K.

The following sections discuss the Corporation’s Results of Operations, Asset and Liability Management, Liquidity and Capital Resources.

Results of Operations

Net income for the year ended December 31, 2011 was 13,926,000 as compared to $7,004,000 earned in 2010 and $3,771,000 earned in 2009, an increase of 98.8 percent from 2010 to 2011. For 2011, the basic and fully diluted earnings per common share was $0.80 per share as compared with $0.43 per share in 2010 and $0.24 per share in 2009.

For the year ended December 31, 2011, the Corporation’s return on average stockholders’ equity (“ROE”) was 10.73 percent and its return on average assets (“ROA”) was 1.05 percent. The Corporation’s return on average tangible stockholders’ equity (“ROATE”) was 12.33 percent for 2011. The comparable ratios for the year ended December 31, 2010, were ROE of 6.30 percent, ROA of 0.59 percent, and ROATE of 7.44 percent. See the discussion and reconciliation of ROATE, which is a non-GAAP financial measure, under Item 6 of this Annual Report on Form 10-K.

Earnings for 2011 benefitted from increases in net interest income and non interest income and from decreases in the provision for loan loss and non interest expense as increases in salaries and benefits and

OREO expenses were offset by reductions in FDIC insurance, marketing and advertising expense, costs related to the one time charges connected with a one-time termination fee in the first quarter of 2010 of $594,000 on a structured securities repurchase agreement that did not recur in 2011and a $437,000 loss on fixed assets which was recorded in 2010 and did not recur in 2011.

Net Interest Income

The following table presents the components of net interest income on a tax-equivalent basis for the past three years

	2011			2010			2009
	Amount	Increase (Decrease) from Prior Year	Percent Change	Amount	Increase (Decrease) from Prior Year	Percent Change	Amount	Increase (Decrease) from Prior Year	Percent Change
	(Dollars in Thousands)
Interest income:
Investment available-for-sale	$14,049	$2,990	27.04	$11,059	$(3,279)	(2.29)	$14,338	$(67)	(1.24)
Investment held-to-maturity	1,970	1,970	100.00	—	—	—	—	—	—
Loans, including fees	36,320	(880)	(2.37)	37,200	449	1.22	36,751	641	1.78
Federal funds sold and securities purchased under agreements to resell	—	—	—	—	—	—	—	(113)	(100.00)
Restricted investment in bank stocks	464	(104)	(18.31)	568	37	6.97	531	(63)	8.25
Total interest income	52,803	3,976	8.14	48,827	(2,793)	(5.41)	51,620	398	0.78
Interest expense:
Deposits	5,520	(486)	(8.09)	6,006	(6,302)	(51.20)	12,308	(979)	(7.37)
Borrowings	6,657	(2,122)	(24.17)	8,779	(1,558)	(15.07)	10,337	(471)	(4.36)
Total interest expense	12,177	(2,608)	(17.64)	14,785	(7,860)	(34.71)	22,645	(1,450)	(6.02)
Net interest income on a fully tax-equivalent basis	40,626	6,584	19.34	34,042	5,067	17.49	28,975	1,848	6.81
Tax-equivalent adjustment	(876)	(763)	675.22	(113)	397	(77.84)	(510)	818	(61.60)
Net interest income	$39,750	$5,821	17.16	$33,929	$5,464	19.20	$28,465	$2,666	10.33

Note: The tax-equivalent adjustment was computed based on an assumed statutory Federal income tax rate of 34 percent. Adjustments were made for interest earned on tax-advantaged instruments.

Historically, the most significant component of the Corporation’s earnings has been net interest income, which is the difference between the interest earned on the portfolio of earning assets (principally loans and investments) and the interest paid for deposits and borrowings, which support these assets. There were several factors that affected net interest income during 2011, including the volume, pricing, mix and maturity of interest-earning assets and interest-bearing liabilities and interest rate fluctuations.

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

Net interest income, on a fully tax-equivalent basis, for the year ended December 31, 2011 increased $6.6 million, or 19.3 percent, to $40.6 million, from $34.0 million for 2010. The Corporation’s net interest margin increased 23 basis points to 3.53 percent from 3.30 percent. From 2009 to 2010, net interest income on a tax equivalent basis increased by $5.0 million and the net interest margin increased by 45 basis points. During 2011, our net interest margin was positively impacted by increases in the investment portfolio and net loans funded by increases in core deposits, a decrease in high yielding time deposits in excess of $100,000 and reductions in borrowings.

The change in net interest income from 2010 to 2011 was attributable in part to the reduction in short-term interest rates that occurred in 2008 and have remained at historic low levels throughout 2011 coupled with a sustained steepening of the interest rate yield curve. Steps were taken during 2010 and 2011 to improve the Corporation’s net interest margin by continuing to lower rates in concert with the decline in market benchmark rates. However, in light of the financial crisis, the Corporation experienced growth of $23.0 million in non-interest bearing deposits during 2011 and, $219.8 million in savings, money market and time deposits under $100,000 during 2011 as customers’ desire for safety and liquidity remained paramount in light of their overall investment concerns. During 2011, the Corporation made a concerted effort to reduce non-core, single service deposits, and accordingly its uninvested cash position, which had an adverse impact on the Corporation’s net interest margin during 2011. However, during the twelve months ended December 31, 2011, the Corporation’s net interest spread improved by 26 basis points as a 16 basis point decrease in the average yield on interest-earning assets was more than offset by a 42 basis point decrease in the average interest rates paid on interest-bearing liabilities.

For the year ended December 31, 2011, average interest-earning assets increased by $121.5 million to $1.15 billion, as compared with the year ended December 31, 2010. The 2011 change in average interest-earning asset volume was primarily due to increased investment volume and to a lesser degree increased loan volume. Increased average investment volume in 2011 was funded primarily by the increased deposit growth. Average interest-bearing liabilities increased by $104.1 million, due primarily to increase in interest bearing deposits of $153.6 million partially offset by decreases in borrowings of $49.5 million. During the third quarter of 2011 certain sweep relationships, in the amount of approximately $37 million, that were previously classified as short term borrowings were discontinued and were moved to interest bearing checking accounts.

For the year ended December 31, 2010, average interest-earning assets increased by $12.3 million to $1.031 billion, as compared with the year ended December 31, 2009. The 2010 change in average interest-earning asset volume was primarily due to increased loan volume. Increased average loan volume in 2010 was funded primarily by the reduction of the uninvested cash position.

The factors underlying the year-to-year changes in net interest income are reflected in the tables presented on pages 39 and 41, each of which have been presented on a tax-equivalent basis (assuming a 34 percent tax rate). The table on page 41 (Average Statements of Condition with Interest and Average Rates) shows the Corporation’s consolidated average balance of assets, liabilities and stockholders’ equity, the amount of income produced from interest-earning assets and the amount of expense incurred from interest-bearing liabilities, and net interest income as a percentage of average interest-earning assets.

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

Analysis of Variance in Net Interest Income Due to Volume and Rates

	2011/2010 Increase (Decrease) Due to Change in:			2010/2009 Increase (Decrease) Due to Change in:
	Average Volume	Average Rate	Net Change	Average Volume	Average Rate	Net Change
	(Dollars in Thousands)
Interest-earning assets:
Investment securities:
Available for sale
Taxable	$1,885	$(55)	$1,830	$700	$(2,813)	$(2,113)
Non-Taxable	1,181	(21)	1,160	(1,122)	(44)	(1,166)
Held to maturity
Taxable	887	—	887	—	—	—
Non-Taxable	1,083	—	1,083	—	—	—
Loans, net of unearned discount	510	(1,390)	(880)	1,002	(553)	449
Restricted investment in bank stocks	(59)	(45)	(104)	(12)	49	37
Total interest-earning assets	5,487	(1,511)	3,976	568	(3,361)	(2,793)
Interest-bearing liabilities:
Money market deposits	461	(305)	156	54	(749)	(695)
Savings deposits	77	(368)	(291)	286	(1,110)	(824)
Time deposits	158	(567)	(409)	(1,905)	(2,262)	(4,167)
Other interest-bearing deposits	314	(256)	58	309	(925)	(616)
Borrowings and subordinated debentures	(1,701)	(421)	(2,122)	(709)	(849)	(1,558)
Total interest-bearing liabilities	(691)	(1,917)	(2,608)	(1,965)	(5,895)	(7,860)
Change in net interest income	$6,178	$406	$6,584	$2,533	$2,534	$5,067

Interest income on a fully tax-equivalent basis for the year ended December 31, 2011 increased by approximately $4.0 million or 8.1 percent as compared with the year ended December 31, 2010. This increase was due primarily to an increase in balances of the Corporation’s investment securities portfolios offset in part by a decline in rates due to the actions taken by the Federal Reserve to lower market interest rates. The Corporation’s loan portfolio increased on average $4.5 million to $712.9 million from $708.4 million in 2010, primarily driven by growth in commercial loans and commercial real estate.

The loan portfolio represented approximately 61.9 percent of the Corporation’s interest-earning assets (on average) during 2011 and 68.7 percent for 2010. Average investment securities increased during 2011 by $118.1 million compared to 2010 as the Corporation has continued to increase its concentration in tax-exempt securities and focused on purchases of lower risk-based mortgage backed securities. The average yield on interest-earning assets decreased from 4.74 percent in 2010 to 4.58 percent in 2011.

The increase in the volume of loans in 2011 primarily reflected increases in commercial and commercial real estate loans. The increase in the average volume on total interest-earning assets created an increase in interest income of $5.5 million, as compared with a decline of $1.5 million attributable to rate decreases in most interest-earning assets.

Interest income (fully tax-equivalent) decreased by $2.8 million from 2009 to 2010 primarily due to a decrease in balances of the Corporation’s investment securities portfolios offset in part by an increase in the loan portfolio and a decline in rates due to the actions taken by the Federal Reserve to lower market interest rates.

The Federal Open Market Committee (“FOMC”) kept the Federal Funds target rate at zero to 0.25 percent throughout 2011. This action by the FOMC allowed the Corporation to reduce liability costs throughout 2011.

Interest expense for the year ended December 31, 2011 was principally impacted by rate related factors. The rate related changes resulted in decreased expense on most interest-bearing deposits and borrowings in 2011. For the year ended December 31, 2011, interest expense decreased $2.6 million or 17.6 percent as compared with 2010. During 2011, the Corporation continued to lower rates in concert with the decline in market benchmark rates. The result was an improvement in the Corporation’s cost of funds and net interest spread. Average interest-bearing liabilities increased $104.1 million; the growth was represented in all deposit categories as the flight to quality continued as depositors sought the safety of FDIC insurance.

For the year ended December 31, 2010, interest expense decreased $7.9 million or 34.7 percent as compared with 2009. Total interest-bearing liabilities decreased on average $72.1 million, primarily in CDARS Reciprocal deposits and in borrowings. The Corporation’s net interest spread on a tax-equivalent basis (i.e., the average yield on average interest-earning assets, calculated on a tax equivalent basis, minus the average rate paid on interest-bearing liabilities) increased 26 basis points to 3.39 percent in 2011 from 3.13 percent for the year ended December 31, 2010. The increase in 2011 reflected an expansion of spreads between yields earned on loans and investments and rates paid for supporting funds. During 2011, spreads improved due in part to monetary policy maintained by the FOMC keeping the Federal funds rate at zero to 0.25 percent throughout 2011 coupled with a steepening of the yield curve that occurred during 2011.

The net interest spread increased 34 basis points in 2010 as compared with 2009, primarily as a result of an expansion of spreads between yields earned on loans and investments and rates paid for supporting funds. During 2010, spreads improved due in part to monetary policy maintained by the FOMC keeping the Federal funds rate at zero to 0.25 percent throughout 2010 coupled with a steepening of the yield curve that occurred during 2010.

The cost of total average interest-bearing liabilities decreased to 1.19 percent, a decrease of 42 basis points, for the year ended December 31, 2011, from 1.61 percent for the year ended December 31, 2010, which followed a decrease of 67 basis points from 2.28 percent for the year ended December 31, 2009.

The contribution of non-interest-bearing sources (i.e., the differential between the average rate paid on all sources of funds and the average rate paid on interest-bearing sources) decreased to16 basis points, a decrease of 5 basis points in 2011 from 2010. Comparing 2010 and 2009, there was a decrease of 5 basis points to 21 basis points on average from 26 basis points on average during the year ended December 31, 2009.

The following table, “Average Statements of Condition with Interest and Average Rates”, presents for the years ended December 31, 2011, 2010 and 2009, the Corporation’s average assets, liabilities and stockholders’ equity. The Corporation’s net interest income, net interest spreads and net interest income as a percentage of interest-earning assets (net interest margin) are also reflected.

AVERAGE STATEMENTS OF CONDITION WITH INTEREST AND AVERAGE RATES

	Years Ended December 31,
	2011			2010			2009
(Tax-Equivalent Basis)	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
	(Dollars in Thousands)
ASSETS
Interest-earning assets:
Investment securities:(1)
Available for sale
Taxable	$359,939	$12,556	3.49%	$305,927	$10,726	3.51%	$289,414	$12,839	4.44%
Non-taxable	28,067	1,493	5.32%	5,880	333	5.66%	25,677	1,499	5.84%
Held to maturity
Taxable	23,041	887	3.85%	—	—	—%	—	—	—%
Non-taxable	18,869	1,083	5.74%	—	—	—%	—	—	—%
Loans, net of unearned income:(2)	712,895	36,320	5.09%	708,425	37,200	5.25%	692,562	36,751	5.31%
Restricted investment in bank stocks	9,185	464	5.05%	10,293	568	5.52%	10,526	531	5.04%
Total interest-earning assets	1,151,996	52,803	4.58%	1,030,525	48,827	4.74%	1,018,179	51,620	5.07%
Non-interest-earning assets:
Cash and due from banks	99,607			81,681			128,156
Bank owned life insurance	28,405			27,045			24,941
Intangible assets	16,930			16,993			17,069
Other assets	33,984			36,817			42,980
Allowance for loan losses	(9,660)			(8,579)			(6,916)
Total non-interest earning assets	169,266			153,957			206,230
Total assets	$1,321,262			$1,184,482			$1,224,409
LIABILITIES & STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Money market deposits	$204,664	$1,096	0.54%	$127,614	$940	0.74%	$123,427	$1,635	1.32%
Savings deposits	179,759	935	0.52%	168,591	1,226	0.73%	145,536	2,050	1.41%
Time deposits	223,560	2,274	1.02%	210,565	2,683	1.27%	319,639	6,850	2.14%
Other interest-bearing deposits	221,839	1,215	0.55%	169,479	1,157	0.68%	140,890	1,773	1.26%
Short-term and long-term borrowings	190,343	6,497	3.41%	239,777	8,568	3.57%	258,607	10,146	3.92%
Subordinated debentures	5,155	160	3.10%	5,155	211	4.09%	5,155	191	3.71%
Total interest-bearing liabilities	1,025,320	12,177	1.19%	921,181	14,785	1.61%	993,254	22,645	2.28%
Non-interest-bearing liabilities:
Demand deposits	159,059			142,364			124,966
Other non-interest-bearing deposits	—			—			333
Other liabilities	7,045			9,801			12,003
Total non-interest-bearing liabilities	166,104			152,165			137,302
Stockholders’ equity	129,838			111,136			93,853
Total liabilities and stockholders’ equity	$1,321,262			$1,184,482			$1,224,409
Net interest income (tax-equivalent basis)		40,626			34,042			28,975
Net interest spread			3.39%			3.13%			2.79%
Net interest income as percent of earning assets (margin)			3.53%			3.30%			2.85%
Tax-equivalent adjustment(3)		(876)			(113)			(510)
Net interest income		$39,750			$33,929			$28,465

(1)	Average balances for available-for-sale securities are based on amortized cost.
(2)	Average balances for loans include loans on non-accrual status.
(3)	The tax-equivalent adjustment was computed based on a statutory Federal income tax rate of 34 percent.

Investment Portfolio

For the year ended December 31, 2011, the average volume of investment securities increased by $118.1 million to approximately $429.9 million or 37.3 percent of average earning assets, from $311.8 million on average, or 30.3 percent of average earning assets, in 2010. At December 31, 2011, the total investment portfolio amounted to $486.7 million, an increase of $108.7 million from December 31, 2010. The increase at year-end and average volume of investment securities reflects the fact that with the strong deposit growth experienced during 2011 and large buildup of liquidity, the Corporation began to prudently expand the size of its investment portfolio in an effort to deploy excess cash into earning assets. At December 31, 2011, the principal components of the investment portfolio are U.S. Government Agency Obligations, Federal Agency Obligations including mortgage-backed securities, Obligations of U.S. states and political subdivision, corporate bonds and notes, and other debt and equity securities.

In the past, the Corporation’s investment portfolio also consisted of overnight investments that were made in the Reserve Primary Fund (the “Fund”), a money market fund registered with the Securities and Exchange Commission as an investment company under the Investment Company Act of 1940. On September 22, 2008, the Fund announced that redemptions of shares of the Fund were suspended pursuant to an SEC order so that an orderly liquidation could be effected for the protection of the Fund’s investors. Through December 31, 2011, the Corporation received six distributions from the Fund, totaling approximately 99 percent of its outstanding balance. During the fourth quarter of 2009, the Corporation recorded a $364,000, or approximately 1 percent, other-than-temporary impairment charge to earnings relating to this court ordered liquidation of the Fund. The Corporation’s outstanding carrying balance in the Fund as of December 31, 2011 was zero. Future liquidation distributions received by the Corporation, if any, will be recorded to earnings.

During the year ended December 31, 2011, volume related factors increased investment revenue by $5.0 million, while rate related factors decreased investment revenue by $76,000. The tax-equivalent yield on investments increased by 18 basis points to 3.73 percent from a yield of 3.55 percent during the year ended December 31, 2010. The increase in the investment portfolio resulted from the large buildup of liquidity, which caused the Corporation to prudently expand the size of its investment portfolio in an effort to deploy excess cash into earning assets. The yield on the portfolio increased compared to 2010 due primarily to tax exempt securities which, due to higher tax equivalent yields, improved the overall yield.

During 2011, the Corporation reclassified at fair value approximately $66.8 million in available-for-sale investment securities to the held-to-maturity category. The related after-tax gains of approximately $159,000 (on a pre-tax basis of $245,000) remained in accumulated other comprehensive income and will be amortized over the remaining life of the securities as an adjustment of yield, offsetting the related amortization of the premium or accretion of the discount on the transferred securities. No gains or losses were recognized at the time of reclassification. Management considers the held-to-maturity classification of these investment securities to be appropriate as the Corporation has the positive intent and ability to hold these securities to maturity.

The Corporation owns two pooled trust preferred securities (“Pooled TRUPS”), which consists of securities issued by financial institutions and insurance companies. The Corporation holds the mezzanine tranche of these securities. Senior tranches generally are protected from defaults by over-collateralization and cash flow default protection provided by subordinated tranches, with senior tranches having the greatest protection and mezzanine tranches subordinated to the senior tranches. One of the Pooled TRUPS, ALESCO VI, has incurred its eleventh interruption of cash flow payments to date. Management reviewed the expected cash flow analysis and credit support to determine if it was probable that all principal and interest would be repaid, and no other-than-temporary impairment charges were recorded for the twelve months ended December 31, 2011. The new cost basis for this security had been written down to $290,000. The other Pooled TRUP, ALESCO VII, incurred its ninth interruption of cash flow payments to date. Management determined that no other-than-temporary impairment charge exists on this security as well for the twelve months ended December 31, 2011. The new cost basis for this security had been written down to $834,000.

One of the Pooled TRUPS, ALESCO VI, incurred its seventh interruption of cash flow payments in 2010. Management reviewed the cash flow analysis and credit support to determine if it was probable that all principal and interest would be repaid, and recorded a $33,000 other-than-temporary impairment charge for the three months ended December 31, 2010 and $500,000 for the twelve months ended December 31, 2010, which represented 15.6 percent of the par amount of $3.2 million. At December 31, 2010 the new cost basis for this security had been written down to $227,000. The other Pooled TRUP incurred, ALESCO VII, its fifth interruption of cash flow payments to date. Management determined that an other-than-temporary impairment existed on this security as well and recorded a $677,000 charge during the fourth quarter of 2010, and $1.3 million for the twelve months ended December 31, 2010, which represented 41.9 percent of the par amount of $3.1 million. At December 31, 2010 the new cost basis for this security had been written down to $779,000.

The Corporation owns 3 variable rate private label collateralized mortgage obligations (CMO), which were also evaluated for impairment. Management had applied aggressive default rates to identify if any credit impairment exists, as these bonds were downgraded to below investment grade. The Corporation recorded $324,000 in principal losses and an $18,000 other-than-temporary impairment charge on these bonds in 2011, and expects additional losses in future periods. The new cost basis for these securities had been written down to $3.2 million. The Corporation recorded $398,000 in principal losses on these bonds and $360,000 other-than-temporary charge in 2010.

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

At December 31, 2011, the net unrealized loss carried as a component of accumulated other comprehensive income and included in stockholders’ equity, net of tax, amounted to a net unrealized loss of $2.2 million as compared with a net unrealized loss of $5.3 million at December 31, 2010, resulting from changes in market conditions and interest rates at December 31, 2011. As a result of the inactive condition of the markets amidst the financial crisis, the Corporation elected to treat certain securities under a permissible alternate valuation approach at December 31, 2011 and 2010. For additional information regarding the Corporation’s investment portfolio, see Note 4 and Note 18 of the Notes to the Consolidated Financial Statements.

During 2011, securities sold from the Corporation’s available-for-sale portfolio amounted to $254.8 million, as compared with $644.1 million in 2010. The gross realized gains on securities sold amounted to approximately $4,045,000 in 2011 compared to $4,872,000 in 2010, while the gross realized losses, which included impairment charges of $342,000, amounted to approximately $411,000 in 2011 compared to $635,000 in 2010. During 2011, the Corporation recorded an $18,000 loss on Other Than Temporary Impairment charges on a variable rate private label CMO and $324,000 in principal losses on the same variable rate private label CMO. During 2010, the Corporation recorded a $3.0 million other-than-temporary charge on its trust preferred securities, $1.8 million on two pooled trust preferred securities and $360,000 on a variable rate private label CMO and $398,000 in principal losses on this variable rate private label CMO.

The table below illustrates the maturity distribution and weighted average yield on a tax-equivalent basis for investment securities at December 31, 2011, on a contractual maturity basis.

	Federal Agency Obligations	Residential Mortgage Pass-through Securities	Commercial Mortgage Pass-through Securities	Obligations in U.S. States & Political Subdivisions	Trust Preferred	Corporate Bonds & Notes	Collateralized Mortgage Obligations	Asset-backed Securities	Equity Securities	Total
(Dollars in thousands)
Investment Securities Available-for-Sale
Due in 1 year or less
Amortized Cost	$—	$—	$—	$—	$—	$4,143	$—	$—	$—	$4,143
Market Value	$—	$—	$—	$—	$—	$4,118	$—	$—	$—	$4,118
Weighted Average Yield	—%	—%	—%	—%	—%	1.91%	—%	—%	—%	1.91%
Due after one year through five years
Amortized Cost	$43	$—	$—	$2,055	$—	$79,700	$—	$—	$—	$81,798
Market Value	$43	$—	$—	$2,049	$—	$79,046	$—	$—	$—	$81,138
Weighted Average Yield	0.90%	—%	—%	1.53%	—%	2.55%	—%	—%	—%	2.52%
Due after five years through ten years
Amortized Cost	$44	$5,507	$—	$16,113	$—	$88,521	$—	$3,716	$—	$113,901
Market Value	$45	$5,577	$—	$16,821	$—	$86,520	$—	$3,769	$—	$112,732
Weighted Average Yield	2.00%	2.04%	—%	2.67%	—%	4.25%	—%	1.43%	—%	3.83%
Due after ten years
Amortized Cost	$24,694	$107,706	$—	$48,141	$20,567	$3,448	$3,226	$3,898	$6,417	$218,097
Market Value	$24,881	$109,787	$—	$50,303	$16,187	$3,433	$1,899	$3,884	$6,145	$216,519
Weighted Average Yield	2.18%	3.18%	—%	3.58%	5.93%	5.52%	2.91%	3.78%	—%	3.36%
Total Investment Securities AFS
Amortized Cost	$24,781	$113,213	$—	$66,309	$20,567	$175,812	$3,226	$7,614	$6,417	$417,939
Market Value	$24,969	$115,364	$—	$69,173	$16,187	$173,117	$1,899	$7,653	$6,145	$414,507
Weighted Average Yield	2.18%	3.12%	—%	3.30%	5.93%	3.45%	2.91%	2.63%	—%	3.31%
Investment Securities Held-to-Maturity
Due after five years through ten years
Amortized Cost	$—	$—	$3,133	$1,326	$—	$—	$—	$—	$—	$4,459
Market Value	$—	$—	$3,071	$1,435	$—	$—	$—	$—	$—	$4,506
Weighted Average Yield	—%	—%	2.20%	2.92%	—%	—%	—%	—%	—%	2.41%
Due after ten years
Amortized Cost	$28,262	$—	$3,143	$36,369	$—	$—	$—	$—	$—	$67,774
Market Value	$28,405	$—	$3,136	$38,875	$—	$—	$—	$—	$—	$70,416
Weighted Average Yield	3.23%	—%	2.39%	4.14%	—%	—%	—%	—%	—%	3.94%
Total Investment Securities HTM
Amortized Cost	$28,262	$—	$6,276	$37,695	$—	$—	$—	$—	$—	$72,233
Market Value	$28,405	$—	$6,207	$40,310	$—	$—	$—	$—	$—	$74,922
Weighted Average Yield	3.23%	—%	2.30%	4.10%	—%	—%	—%	—%	—%	3.85%
Total Investment Securities
Amortized Cost	$53,043	$113,213	$6,276	$104,004	$20,567	$175,812	$3,226	$7,614	$6,417	$490,172
Market Value	$53,374	$115,364	$6,207	$109,483	$16,187	$173,117	$1,899	$7,653	$6,145	$489,429
Weighted Average Yield	3.07%	3.12%	2.30%	3.59%	5.93%	3.45%	2.91%	2.63%	—%	3.39%

For information regarding the carrying value of the investment portfolio, see Note 4 and Note 18 of the Notes to the Consolidated Financial Statements.

The securities listed in the table above are either rated investment grade by Moody’s and/or Standard and Poor’s or have shadow credit ratings from a credit agency supporting investment grade and conform to the Corporation’s investment policy guidelines. There were no municipal securities of any single issuer exceeding 10 percent of stockholders’ equity at December 31, 2011.

Equity securities included in other debt and equity securities do not have a contractual maturity and are included in the Due after ten years maturity in the table above.

The following table sets forth the carrying value of the Corporation’s investment securities, as of December 31 for each of the last three years.

	2011	2010	2009
	(Dollars in Thousands)
Investment Securities Available-for-Sale:
U.S. treasury & agency Securities	$—	$6,995	$2,089
Federal agency obligations	24,969	68,481	128,365
Residential mortgage pass-through securities	115,364	177,733	86,220
Obligations of U.S. States and political subdivisions	69,173	37,225	19,281
Trust preferred securities	16,187	18,731	26,715
Corporate bonds and notes	173,117	61,434	22,655
Collateralized mortgage obligations	1,899	2,728	7,266
Asset-backed securities	7,653	—	—
Equity securities	6,145	4,753	5,533
Total	$414,507	$378,080	$298,124
Investment Securities Held-to-Maturity:
Federal Agency Obligations	28,262	—	—
Commercial mortgage-backed securities	6,276	—	—
Obligations of U.S. States and political subdivisions	37,695	—	—
Total	$72,233	$—	$—
Total investment securities	$486,740	$378,080	$298,124

For other information regarding the Corporation’s investment securities portfolio, see Note 4 and Note 18 of the Notes to the Consolidated Financial Statements.

Loan Portfolio

Lending is one of the Corporation’s primary business activities. The Corporation’s loan portfolio consists of both retail and commercial loans, serving the diverse customer base in its market area. The composition of the Corporation’s loan portfolio continues to change due to the local economy. Factors such as the economic climate, interest rates, real estate values and employment all contribute to these changes. While the overall economy has been restrictive and somewhat constrained by the uncertain economic environment, the Corporation’s growth in loans continued during 2011. Enhanced visibility in its markets coupled with the aggressive business development activities of its sales team has continued to enhance its image and business prospects. The Corporation continues to see economic instability in the near term and therefore expects to move cautiously in the growth process into 2012.

At December 31, 2011, total loans amounted to $756.0 million, an increase of 6.7 percent or $47.6 million as compared to December 31, 2010. The $880,000 or 2.4 percent decrease in interest income on loans for the twelve months ended December 31, 2011 was the result of a lower interest rate environment as compared with 2010, offset in part by increased volume. Even though the Corporation continues to be challenged by the competition for lending relationships that exists within its market, growth in volume has been achieved through successful lending sales efforts to build on continued customer relationships.

Total average loan volume increased $4.5 million or 0.63 percent in 2011, while the portfolio yield decreased by 16 basis points compared with 2010. The increased total average loan volume was due in part to enhanced visibility in the Corporation’s markets coupled with the aggressive business development activities of its sales team. The volume related factors during the period contributed increased revenue of $510,000, while the rate related changes decreased revenue by $1.4 million. Total average loan volume increased to $712.9 million with a net interest yield of 5.09 percent, compared to $708.4 million with a yield of 5.25 percent for the year ended December 31, 2010. The Corporation seeks to create growth in commercial lending by offering sound products and competitive pricing and by capitalizing on new and existing relationships in its market area. Products are offered to meet the financial requirements of the Corporation’s clients. It is the objective of the Corporation’s credit policies to diversify the commercial loan portfolio to limit concentrations in any single industry.

The following table presents information regarding the components of the Corporation’s loan portfolio on the dates indicated.

	December 31,
	2011	2010	2009	2008	2007
	(Dollars in Thousands)
Commercial and industrial	$146,662	$121,034	$117,912	$75,415	$65,493
Commercial real estate	408,010	372,001	358,957	316,509	167,978
Construction	39,382	49,744	51,099	41,885	51,378
Residential mortgage	160,999	165,154	191,199	240,885	266,251
Installment	957	511	439	1,509	569
Total loans	756,010	708,444	719,606	676,203	551,669
Less:
Allowance for loan losses	9,602	8,867	8,711	6,254	5,163
Net loans	$746,408	$699,577	$710,895	$669,949	$546,506

Included in the loan balances above are net deferred loan costs of $17,000, $258,000, $391,000, $572,000 and $579,000 at December 31, 2011, 2010, 2009, 2008 and 2007, respectively.

Over the past five years, demand for the Bank’s commercial and commercial real estate loan products has increased. The increase in commercial loans in 2011 was a result of the expansion of the Corporation’s customer base, aggressive business development and marketing programs coupled with its positive image in its market. While growth in certain sectors of the Banks’ market, such as consumer real estate products, was severely stressed during most of 2008, the Corporation experienced an increased growth in its commercial lending sales efforts during 2010 and 2011 as it continued to benefit from the Corporation’s primary core customer base.

Average commercial loans, which include commercial real estate and construction, increased to $559.7 million for the year ended December 31, 2011 compared to $532.4 million for the year ended December 31, 2010 or by approximately $27.3 million or 5.2 percent in 2011 compared with 2010.

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

Average commercial real estate loans, which amounted to $319.7 million in 2011, increased $23.1 million or 7.8 percent as compared with average commercial real estate loans of $296.6 million in 2010 (which reflected a 27.3 percent increase over 2009). The Corporation’s long-term mortgage portfolio includes both residential and commercial financing. Growth during the past two years largely reflected brisk activity in new lending activity and mortgage financing. The interest rates on a portion of the Corporation’s commercial mortgages adjust to changes in indices such as the 5 and 10-year Treasury Notes, and the Federal Home Loan Bank of New York 5 and 10-year advance rate. Interest rate changes usually occur at each five-year anniversary of the loan.

The average volume of residential mortgage loans, including home equity loans, declined $22.8 million or 13.0 percent in 2011 as compared to 2010. During 2011, residential loan growth was affected by the slowdown in the housing market, brisk refinancing activity into fixed rate loans due principally to the current historic low rate environment and competition among lenders. Fixed rate residential and home equity loans have recently become a popular choice among homeowners, either through refinancing or new loans, as consumers wish to lock in historically low fixed rates.

Average construction loans and other temporary mortgage financing decreased by $8.7 million to $45.1 million in 2011 from $53.8 million in 2010. The average volume of such loans increased by $4.4 million from 2009 to 2010. Interest rates on such mortgages are generally tied to key short-term market interest rates. Funds are typically advanced to the builder or developer during various stages of construction and upon completion of the project. It is contemplated that the loans will be repaid by cash flows derived from sales within the project or, where appropriate, conversion to permanent financing.

Loans to individuals include personal loans, student loans, and home improvement loans, as well as financing for automobiles. Such loans averaged $363,000 in 2011, compared with $704,000 in 2010 and $773,000 in 2009. The decrease in loans to individuals during 2011 was due in part to decreases in volumes of new personal loans (single-pay).

Home equity loans, inclusive of home equity lines, as well as traditional secondary mortgage loans, are popular with consumers due to their tax advantages over other forms of consumer borrowing. Home equity loans and secondary mortgages averaged $58.2 million in 2011, a decrease of $12.5 million or 17.7 percent compared to an average of $70.7 million in 2010 and $89.2 million in 2009. Interest rates on floating rate home equity lines are generally tied to the prime rate while most other loans to individuals, including fixed rate home equity loans, are medium-term (ranging between one-to-ten years) and carry fixed interest rates. The decrease in home equity loans outstanding during 2011 was due in part to the recent slowdown in the housing market and lower consumer spending. Additionally, floating rate home equity lines became less attractive during 2011 as consumers took advantage of historically low interest rates or opted to convert these loan balances into fixed rate loan products.

At December 31, 2011, the Corporation had total loan commitments outstanding of $178.9 million, of which approximately 68.4 percent were for commercial loans, commercial real estate loans and construction loans.

The maturities of loans at December 31, 2011 are listed below.

	At December 31, 2011, Maturing
	In One Year or Less	After One Year through Five Years	After Five Years	Total
	(Dollars in Thousands)
Construction loans	$29,472	$7,720	$2,190	$39,382
Commercial real estate loans	67,167	156,577	184,266	408,010
Residential real estate loans	37,451	30,432	93,116	160,999
Commercial and industrial	87,453	53,578	5,631	146,662
All other loans	838	64	55	957
Total	$222,381	$248,371	$285,258	$756,010
Loans with:
Fixed rates	$102,524	$113,818	$258,322	$474,664
Variable rates	119,857	134,553	26,936	281,346
Total	$222,381	$248,371	$285,258	$756,010

For additional information regarding loans, see Note 5 of the Notes to the Consolidated Financial Statements.

Allowance for Loan Losses and Related Provision

The purpose of the allowance for loan losses (“allowance”) is to absorb the impact of probable losses inherent in the loan portfolio. Additions to the allowance are made through provisions charged against current operations and through recoveries made on loans previously charged-off. The allowance for loan losses is maintained at an amount considered adequate by management to provide for potential credit losses based upon a periodic evaluation of the risk characteristics of the loan portfolio. In establishing an appropriate allowance, an assessment of the individual borrowers, a determination of the value of the underlying collateral, a review of historical loss experience and an analysis of the levels and trends of loan categories, delinquencies and problem loans are considered. Such factors as the level and trend of interest rates, current economic conditions and peer group statistics are also reviewed. At year-end 2011, the level of the allowance was $9,602,000 as compared to a level of $8,867,000 at December 31, 2010. The Corporation made loan loss provisions of $2,448,000 in 2011 compared with $5,076,000 in 2010 and $4,597,000 in 2009. The level of the allowance during the respective annual periods of 2011 and 2010 reflects the change in average volume, credit quality within the loan portfolio, the level of charge-offs, loan volume recorded during the periods and the Corporation’s focus on the changing composition of the commercial and residential real estate loan portfolios.

At December 31, 2011, the allowance for loan losses amounted to 1.27 percent of total loans. In management’s view, the level of the allowance at December 31, 2011 is adequate to cover losses inherent in the loan portfolio. Management’s judgment regarding the adequacy of the allowance constitutes a “Forward Looking Statement” under the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from management’s analysis, based principally upon the factors considered by management in establishing the allowance.

Although management uses the best information available, the level of the allowance for loan losses remains an estimate, which is subject to significant judgment and short-term change. Various regulatory agencies, as an integral part of their examination process, periodically review the Corporation’s allowance for loan losses. Such agencies may require the Corporation to increase the allowance based on their analysis of information available to them at the time of their examination. Furthermore, the majority of the Corporation’s loans are secured by real estate in the State of New Jersey. Future adjustments to the allowance may be necessary due to economic factors impacting New Jersey real estate and further deterioration of the economic climate as well as operating, regulatory and other conditions beyond the Corporation’s control. The allowance for loan losses as a percentage of total loans amounted to 1.27 percent, 1.25 percent and 1.21 percent at December 31, 2011, 2010 and 2009, respectively.

Net charge-offs were $1,713,000 in 2011, $4,920,000 in 2010 and $2,140,000 in 2009. During 2011, the Corporation experienced a decrease in charge-offs and an increase in recoveries compared to 2010. Charge-offs were lower in all loan portfolio segments in 2011 than in 2010 and recoveries were higher in all loan portfolio segments in 2011 than in 2010. The most noticeable change is the dramatic reduction in charge-offs in the Residential portfolio as the need for further write downs, due to distress in the single family housing market, subsided in 2011. Commercial Loan charge-offs were 40.7% lower in 2011 compared to 2010. Over half of the Commercial Loan charge-offs related to a single non-accrual participation loan that was subsequently placed into OREO during the fourth quarter of 2011 followed by the Corporation’s disposal of its ownership interest prior to December 31, 2011. Under $100 thousand in Commercial charge-offs in 2011 were associated with previously disclosed industrial warehouse construction loan project participated with and led by another New Jersey bank. The Corporation’s entire interest in that project was repurchased by the lead bank during the fourth quarter of 2011. During 2010, the Corporation took further write downs of $1.9 million associated with a previously disclosed construction project related to industrial warehouses. In addition, distress in the single family housing market caused the Corporation to recognize write downs of $1.6 million and two commercial and industrial loans were the prime contributors of the write downs of $1.1 million in commercial and industrial loans.

Five-Year Statistical Allowance for Loan Losses

The following table reflects the relationship of loan volume, the provision and allowance for loan losses and net charge-offs for the past five years.

	Years Ended December 31,
	2011	2010	2009	2008	2007
	(Dollars in Thousands)
Average loans outstanding	$712,895	$708,425	$692,562	$622,533	$541,297
Total loans at end of period	$756,010	$708,444	$719,606	$676,203	$551,669
Analysis of the Allowance for Loan Losses
Balance at the beginning of year	$8,867	$8,711	$6,254	$5,163	$4,960
Charge-offs:
Commercial and Construction	1,985	3,348	2,122	444	45
Residential	23	1,552	4	20	80
Installment loans	20	40	26	35	31
Total charge-offs	2,028	4,940	2,152	499	156
Recoveries:
Commercial and Construction	255	13	2	10	2
Residential	53	1	4	13	—
Installment loans	7	6	6	6	7
Total recoveries	315	20	12	29	9
Net charge-offs	1,713	4,920	2,140	470	147
Provision for loan losses	2,448	5,076	4,597	1,561	350
Balance at end of year	$9,602	$8,867	$8,711	$6,254	$5,163
Ratio of net charge-offs during the year to average loans outstanding during the year	0.24%	0.69%	0.31%	0.08%	0.03%
Allowance for loan losses as a percentage of total loans at end of year	1.27%	1.25%	1.21%	0.92%	0.94%

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

The table below shows, for three types of loans, the amounts of the allowance allocable to such loans and the percentage of such loans to total loans.

	Commercial		Real Estate Residential Mortgage		Installment		Unallocated
	Amount of Allowance	Loans to Total Loans %	Amount of Allowance	Loans to Total Loans %	Amount of Allowance	Loans to Total Loans %	Amount of Allowance	Total
	(Dollars in Thousands)
2011	$8,206	78.6	$1,263	21.3	$51	0.1	$82	$9,602
2010	7,538	76.6	1,038	23.3	52	0.1	239	8,867
2009	7,314	73.3	1,242	26.6	56	0.1	99	8,711
2008	5,473	64.2	651	35.6	60	0.2	70	6,254
2007	4,167	51.6	727	48.3	49	0.1	220	5,163

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

The following table sets forth, as of the dates indicated, the amount of the Corporation’s non-accrual loans, accruing loans past due 90 days or more, other real estate owned (“OREO”) and troubled debt restructurings.

	At December 31,
	2011	2010	2009	2008	2007
	(Dollars in Thousands)
Non-accrual loans	$6,871	$11,174	$11,245	$541	$3,907
Accruing loans past due 90 days or more	1,029	714	39	139	—
Total non-performing loans	7,900	11,888	11,284	680	3,907
OREO	591	—	—	3,949	501
Total non-performing assets	$8,491	$11,888	$11,284	$4,629	$4,408
Troubled debt restructuring — performing	$7,459	$7,035	$966	$93	$—

At December 31, 2011, non-performing assets totaled $8.5 million, or 0.59% of total assets, as compared with $11.9 million, or 0.98%, at December 31, 2010. The decrease from December 31, 2010 was achieved notwithstanding the addition of several new residential loans (totaling approximately $2.6 million) and commercial loans (totaling approximately $1.4 million) into non-performing status. This was more than offset by decreases from pay-downs of $5.0 million, total charge-offs of $0.7 million of existing loans, and the transfer to performing troubled debt restructured from non-accrual status of $1.7 million.

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

The components of accruing loans, which are contractually past due 90 days or more as to principal or interest payments, are as follows:

	December 31,
	2011	2010	2009	2008	2007
	(Dollars in Thousands)
Commercial	$1,029	$—	$—	$—	$—
Residential	—	714	39	139	—
Installment	—	—	—	—	—
Total accruing loans 90 days or more past due	$1,029	$714	$39	$139	$—

The balance at December 31, 2011 is comprised of two commercial loan relationships totaling $1,029,000. At December 31, 2011, both loans in question were well secured and in the process of collection. In both relationships, the Corporation is receiving rental payments directly from the respective tenants that are being used to defray real estate tax expense as well as making loan payments. Because neither relationship has brought their loans current, the Corporation is continuing the foreclosure process.

TDR Increase

Troubled Debt Restructured loans (“TDR’s”) at December 31, 2011 totaled $11.1 million of which $7.5 million were performing pursuant to the terms of their respective modifications. The level of performing TDR’s increased during 2011 by the addition of five residential loans totalling $1,575,000 and one commercial loan totalling $1,318,000. This was offset by payments and payoffs to existing TDR’s totalling $1,002,000. All but $1,000 of these payments were for commercial loan TDR’s. Another two residential TDR’s totalling $1,502,000 was returned to their original contractual loan terms. The net increase for 2011 in performing TDR’s totaled $424,000.

Other known “potential problem loans” (as defined by SEC regulations) as of December 31, 2011 have been identified and internally risk rated as assets especially mentioned or substandard. Such loans, which include non-performing assets and troubled debt restructuring included in the table above, amounted to $48,976,000, $38,382,000 and $20,048,000 at December 31, 2011, 2010 and 2009, respectively. The increase at December 31, 2011 and December 31, 2010 reflects continued deterioration in the quality of certain loans. The risk rating of assets is a dynamic environment wherein through on-going examination certain assets may be downgraded or upgraded as circumstances warrant. During 2011, the Corporation internally risk rated as assets especially mentioned or substandard a total of $21,455,000 new commercial loans and $3,912,000 new residential loans. This was partially offset by upgrades to an internal pass risk rating of $3,943,000 in commercial loans and $1,502,000 of residential loans. Payoffs of commercial and residential loans totaled $6,258,000. Charge-offs and transfers to Other Real Estate Owned accounted for $1,176,000. A final mitigant came from continued principal reductions on other potential problem loans. With the exception of non-accrual loans and loans past due 90 days or more and accruing, potential problem loans were performing as of December 31, 2011. The Corporation has no foreign loans.

At December 31, 2011, other than the loans set forth above, the Corporation is not aware of any loans which present serious doubts as to the ability of its borrowers to comply with present loan repayment terms and which are expected to fall into one of the categories set forth in the tables or description above. At December 31, 2010, the Corporation’s doubtful loans amounted to $2,277,000.

With respect to concentrations of credit within the Corporation’s loan portfolio at December 31, 2011, $12.7 million or 2.1% of the commercial loan portfolio represented outstanding working capital loans to various real estate developers. $4.3 million of these loans are secured by mortgages on land and on buildings under construction.

For additional information regarding risk elements in the Corporation’s loan portfolio, see Note 5 of the Notes to Consolidated Financial Statements.

Other Income

The following table presents the principal categories of non-interest income for each of the years in the three-year period ended December 31, 2011.

	Years Ended December 31,
	2011	2010	% Change	2010	2009	% Change
	(Dollars in Thousands)
Service charges, commissions and fees	$1,896	$1,975	(4.00)%	$1,975	$1,835	7.63%
Annuity & insurance commissions	110	123	(10.57)	123	126	(2.38)
Bank-owned life insurance	1,038	1,226	(15.33)	1,226	1,156	6.06
Net securities gains (losses)	3,634	(1,339)	371.40	(1,339)	491	(372.71)
Other	800	487	64.27	487	298	63.42
Total other income	$7,478	$2,472	202.51%	$2,472	$3,906	(36.71)%

For the period ended December 31, 2011, total other income increased $5.0 million compared to 2010, primarily as a result of net securities gains in 2011 compared to net securities losses in 2010. Excluding net securities gains and losses in the respective periods, the Corporation recorded other income of $3.8 million in the year ended December 31, 2011 and in the year ended December 31, 2010.

During 2011, the Corporation recorded net securities gains of $3.6 million compared to net securities losses of $1.3 million in 2010 and net gains of $491,000 recorded in 2009. In 2011, total other-than-temporary impairment charges of $342,000 were offset by net gains on securities sold of $4.0 million. During 2011, securities sold from the Corporation’s available-for-sale portfolio amounted to approximately $254.8 million compared to approximately $644.1 million in 2010. The gross realized gains on securities sold amounted to approximately $4.0 million in 2011 compared to $4.9 million in 2010, while the gross realized losses amounted to approximately $411,000 in 2011 compared to $635,000 in 2010. The proceeds from the sales of securities were made in the normal course of business and were primarily reinvested into the loan portfolio.

During 2011, the Corporation recorded an other-than-temporary impairment charge of $18,000 on a variable rate private label CMO and $324,000 in principal losses on a variable rate private label CMO. For the year ended December 31, 2010, these impairment charges consisted of a $3.0 million other-than-temporary impairment charge on its trust preferred securities, $1.8 million on two pooled trust preferred securities, $360,000 on a variable rate private label CMO and $398,000 in principal losses on a variable rate private label CMO. For the year ended December 31, 2009 these impairment charges consisted of $3.4 million relating to two pooled trust preferred securities, $364,000 relating to the Corporation’s investment in the Reserve Primary Fund, $188,000 relating to a variable rate private label CMO, a $140,000 charge relating to a Lehman Brothers bond and a $113,000 write down relating to one equity holding in bank stocks.

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

The following table presents the principal categories of other expense for each of the years in the three-year period ended December 31, 2011.

	Year Ended December 31,
	2011	2010	% Change	2010	2009	% Change
	(Dollars in Thousands)
Salaries and employee benefits	$11,527	$10,765	7.08%	$10,765	$9,915	8.57%
Occupancy, net	2,021	2,088	(3.21)	2,088	2,536	(17.67)
Premises and equipment	926	1,093	(15.28)	1,093	1,263	(13.46)
FDIC insurance	1,712	2,126	(19.47)	2,126	2,055	3.45
Professional and consulting	1,156	1,121	3.12	1,121	811	38.22
Stationery and printing	368	316	16.46	316	339	(6.78)
Marketing and advertising	131	268	(51.12)	268	366	(26.78)
Computer expense	1,312	1,366	(3.95)	1,366	964	41.70
OREO expense, net	398	284	40.14	284	1,438	(80.25)
Loss on fixed assets, net	—	427	(100.00)	427	—	100.00
Repurchase agreement termination fee	—	594	(100.00)	594	—	100.00
Other	3,892	3,651	6.60	3,651	3,370	8.34
Total other expense	$23,443	$24,099	(2.72)%	$24,099	$23,057	4.52%

Total other expense decreased $656,000, or 2.72 percent, in 2011 from 2010 as compared with an increase of $1.0 million, or 4.52 percent, from 2009 to 2010. The level of operating expenses during 2011 decreased primarily as a result of decreased occupancy expense of $67,000, decreased premises and equipment charges of $167,000, decreased computer expense of $54,000, decreased marketing expenses of $137,000, decreased FDIC Insurance of $414,000, $427,000 in charges incurred in 2010 with the lease/sale of the Corporation’s former operations facility and $594,000 incurred in 2010 from the early termination of a structure repurchase agreement in 2010. These items were offset in part by increases in salary and benefits of $762,000, professional and consulting fees of $35,000, stationery & printing expenses of $52,000, OREO expense of $114,000 and other expenses of $241,000. Total other expense increased in 2010 from 2009 across several expense categories, with the largest increases occurring in salaries and benefit expense, professional and consulting fees, computer expense, termination fee on a structured securities repurchase agreement and loss on fixed assets.

Prudent management of operating expenses has been and will continue to be a key objective of management in an effort to improve earnings performance. The Corporation’s ratio of other expenses to average assets decreased to 1.77 percent in 2011 compared to 2.03 percent in 2010 and 1.88 percent in 2009.

Salaries and employee benefits increased $762,000 or 7.08 percent in 2011 compared to 2010 and increased $850,000 or 8.57 percent from 2009 to 2010. The increase in 2011 was primarily attributable to merit increases to existing staff and additions to office and employee staff of $439,000 and $125,000, respectively, pension and 401(k) increase of $129,000, and increased medical insurance expense of $40,000. The increase in 2010 was primarily attributable to additions to office staff and merit increases to existing staff of approximately $720,000 and increased medical insurance expense of $130,000.

Salaries and employee benefits accounted for 49.2 percent of total non-interest expense in 2011, as compared to 44.7 percent and 43.0 percent in 2010 and 2009, respectively.

In 2009, the Corporation announced a strategic outsourcing agreement with Fiserv to provide core account processing services, which is consistent with the Corporation’s other strategic initiatives to streamline operations, reduce operating overhead and allow the Corporation to focus on core competencies of customer service and product development.

Occupancy and premises and equipment expense for the year ended December 31, 2011 decreased by $67,000 or 3.2 percent and $167,000 or 15.3 percent, respectively, from the year ended December 31, 2010. For the year ended December 31, 2011, the Corporation recorded reductions of $170,000 in depreciation expense, and $62,000 in real estate taxes, largely associated with the Corporation’s former operations facility somewhat offset by an increase of $42,000 in building and equipment maintenance expense. For the year ended December 31, 2010, the Corporation recorded reductions of $273,000 in depreciation expense, $251,000 in building and equipment maintenance expense and $98,000 in real estate taxes, largely associated with the Corporation’s former operations facility. The decreases reflect the full year impact of expense reductions pertaining to the Corporation’s former operations facility that resulted from vacating and eliminating the facility during the first quarter of 2010.

In 2011 the FDIC adopted a revised assessment schedule based on Total Assets less Tier 1 Capital and dropped the assessment rate to compensate for increasing the new base. FDIC insurance expense in 2011 was approximately $414,000 less than the 2010 expense. In May 2009, the FDIC adopted a final special assessment rule that assessed the banking industry 5 basis points on total assets less Tier I capital. The Corporation was required to accrue the charge during the second quarter of 2009, which amounted to approximately $630,000, even though the FDIC collected the fee at the end of the third quarter when the regular quarterly assessments for the second were collected. Additionally, in December 2008, the FDIC adopted a final rule increasing the risk-based assessment rates beginning in the first quarter of 2009. As a result of these actions, FDIC insurance expense increased $71,000 for 2010 compared to 2009.

Professional and consulting expense for 2011 increased $35,000 due to compliance and legal loan workout issues. Such expenses increased in 2010 from 2009 primarily due to compliance and legal loan workout issues.

Stationery and printing expenses for 2011 increased $53,000 or 16.5 percent, compared to 2010, due primarily to costs related to marketing of new bank products. The decrease in such expenses of $23,000 or 6.78 percent in 2010 from 2009 reflected better cost containment measures relating to stationery and printing materials

Marketing and advertising expenses for the year ended December 31, 2011 decreased $137,000, or 51.1 percent, from the comparable twelve-month period in 2010, primarily due to lower expense outlays for media. These expenses decreased $98,000 or 26.78 percent in 2010 compared with 2009 primarily due to lower expense outlays for media.

Computer expense decreased $54,000 during 2011 compared to 2010 and increased $402,000 in 2010 compared to 2009, due primarily to fees paid to the Corporation’s outsourced information technology service provider. This strategic outsourcing arrangement has significantly improved operating efficiencies and reduced overhead, primarily in salaries and benefits.

OREO expense for 2011 increased by $114,000 over 2010 due primarily to an increased level of OREO properties.

Other expense increased in 2011 by approximately $241,000 or 6.6 percent compared to 2010 mainly due to a $287,000 loss related to tax certificates acquired to protect the bank’s interest in property subsequently assigned to Highlands State Bank. Other expense increased in 2010 by $1.3 million or 38.64 percent, compared to 2009, mainly due to a one-time termination fee of $594,000 in the first quarter of 2010 on a structured securities repurchase agreement and a $437,000 loss on fixed assets which was recorded in the second quarter of 2010. Amortization of core deposit intangibles accounted for $57,000 and $70,000 of other expense for the years 2011 and 2010, respectively.

Provision for Income Taxes

The Corporation recorded income tax expense of $7.4 million in 2011 compared to $222,000 in 2010 and $946,000 in 2009. The reduction in 2010 resulted from the liquidation of certain subsidiaries as part of a business entity restructuring. The effective tax rates for the Corporation for the years ended December 31, 2011, 2010 and 2009 were 34.7 percent, 3.1 percent and 20.1 percent, respectively. The Corporation adjusts its expected annual tax rate on a quarterly basis based on the current projections of non-deductible expenses, tax-exempt interest income, increase in the cash surrender value of bank owned life insurance and pre-tax net earnings. For a more detailed description of income taxes see Note 11 of the Notes to Consolidated Financial Statements.

Tax-exempt interest income on a fully tax equivalent basis increased by $2.24 million, or 673.6 percent, from 2010 to 2011, and decreased by $1.2 million, or 77.8 percent, from 2009 to 2010. The Corporation recorded income related to the cash surrender value of bank-owned life insurance as a component of other income in the amount of $1,038,000, $1,226,000 and $1,156,000 for 2011, 2010 and 2009, respectively.

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

In September 2011, the FASB issued ASU No. 2011-08, “Intangibles — Goodwill and Other (Topic 350): Testing Goodwill for Impairment”, which permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an entity believes, as a result of its qualitative assessment, that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further impairment testing is required. The provisions of ASU No. 2011-08 are effective for the Corporation’s interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, provided that the entity has not yet performed its annual impairment test for goodwill. The Corporation performs its annual impairment test for goodwill in the fourth quarter of each year. The adoption of ASU No. 2011-08 is not expected to have a material impact on the Corporation’s statements of income and statements of condition.

In December 2011, the FASB issued ASU No. 2011-12, “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. The Update defers the specific requirement to present items that are reclassified from accumulated other comprehensive income to net income separately with their respective components of net income and other comprehensive income. The deferral comes after stakeholders recently raised concerns that the new presentation requirements about the reclassification of items out of accumulated other comprehensive income would be costly for preparers and add unnecessary complexity to financial statements. As a result of the concerns, the FASB decided to reconsider whether it is necessary to require companies to present reclassification adjustments, by component, in both the statement where net income is presented and the statement where other comprehensive income is presented for both interim and annual financial statements. The FASB did not defer the requirement to report comprehensive income either in a single continuous statement or in two separate, but consecutive, financial statements.

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

The difference between interest sensitive assets and interest sensitive liabilities is referred to as the interest sensitivity gap. At any given point in time, the Corporation may be in an asset-sensitive position, whereby its interest-sensitive assets exceed its interest-sensitive liabilities, or in a liability-sensitive position, whereby its interest-sensitive liabilities exceed its interest-sensitive assets, depending in part on management’s judgment as to projected interest rate trends

The Corporation’s rate sensitivity position in each time frame may be expressed as assets less liabilities, as liabilities less assets, or as the ratio between rate sensitive assets (“RSA”) and rate sensitive liabilities (“RSL”). For example, a short funded position (liabilities repricing before assets) would be expressed as a net negative position, when period gaps are computed by subtracting repricing liabilities from repricing assets. When using the ratio method, a RSA/RSL ratio of 1 indicates a balanced position, a ratio greater than 1 indicates an asset sensitive position and a ratio less than 1 indicates a liability sensitive position.

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

At December 31, 2011, the Corporation reflected a positive interest sensitivity gap (or an interest sensitivity ratio of (1:34 to 1.00) at the cumulative one-year position. Based on management’s perception that interest rates will continue to be volatile, projected increased levels of prepayments on the earning asset portfolio and the current level of interest rates, emphasis has been, and is expected to continue to be, placed on interest-sensitivity matching with the objective of continuing to stabilize the net interest spread and margin during 2012. However, no assurance can be given that this objective will be met.

The following table depicts the Corporation’s interest rate sensitivity position at December 31, 2011:

	Expected Maturity/Principal Repayment December 31,
	Average Interest Rate	Year End 2012	Year End 2013	Year End 2014	Year End 2015	Year End 2016	2017 and Thereafter	Total Balance	Estimated Fair Value
	(Dollars in Thousands)
Interest-Earning Assets:
Loans, net	5.09%	$306,816	$144,767	$90,972	$53,551	$57,210	$93,092	$746,408	$752,252
Investments	3.39%	106,160	43,114	26,052	38,041	57,161	216,212	486,740	489,429
Total interest-earning assets		$412,976	$187,881	$117,024	$91,592	$114,371	$309,304	$1,233,148	$1,241,681
Interest-Bearing Liabilities:
Time certificates of deposit of $100,000 or greater	0.79%	$109,121	$15,366	$3,861	$1,643	$8,007	$—	$137,998	$119,932
Time certificates of deposit of less than $100,000	1.74%	46,126	6,623	3,379	456	1	—	56,585	49,177
Other interest-bearing deposits	0.50%	148,110	148,110	129,258	110,405	68,382	155,403	759,668	759,668
Subordinated debentures	3.10%	5,155	—	—	—	—	—	5,155	5,159
Securities sold under agreements to repurchase and Fed Funds Purchased	5.31%	—	—	—	10,000	—	31,000	41,000	44,803
Term borrowings	3.46%	—	5,000	—	—	20,000	95,000	120,000	131,130
Total interest-bearing liabilities		$308,512	$175,099	$136,498	$122,504	$96,390	$281,403	$1,120,406	$1,109,869
Cumulative interest-earning assets		$412,976	$600,857	$717,881	$809,473	$923,844	$1,233,148	$1,233,148
Cumulative interest-bearing liabilities		308,512	483,611	620,109	742,613	839,003	1,120,406	1,120,406
Rate sensitivity gap		104,464	12,782	(19,474)	(30,912)	17,981	27,901	112,742
Cumulative rate sensitivity gap		104,464	117,246	97,772	66,860	84,841	112,742	112,742
Cumulative gap ratio		1.34%	1.24%	1.16%	1.09%	1.10%	1.10%	1.10%

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

Liquidity is measured and monitored for the Bank. The Corporation reviews its net short-term mismatch. This measures the ability of the Corporation to meet obligations should access to Bank dividends be constrained. At December 31, 2011, the Parent Corporation had $2.0 million in cash and short-term investments compared to $4.6 million at December 31, 2010. Expenses at the Parent Corporation are moderate and management believes that the Parent Corporation has adequate liquidity to fund its obligations.

Certain provisions of long-term debt agreements, primarily subordinated debt, prevent the Corporation from creating liens on, disposing of or issuing voting stock of subsidiaries. As of December 31, 2011, the Corporation was in compliance with all covenants and provisions of these agreements.

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

Based on anticipated cash flows at December 31, 2011 projected to December 31, 2012, the Corporation believes that the Bank’s liquidity should remain strong, with an approximate projection of $149.4 million in anticipated net cash flows over the next twelve months. This projection represents a forward-looking statement under the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from this projection depending upon a number of factors, including the liquidity needs of the Bank’s customers, the availability of sources of liquidity and general economic conditions.

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

Deposits

Total deposits increased to $1.121 billion at December 31, 2011 from $860.3 million at December 31, 2010, an increase of $261.1 million, or 30.3 percent.

Total non-interest-bearing deposits increased to $167.2 million at December 31, 2011 from $144.2 million at December 31, 2010, an increase of $23.0 million or 15.9 percent. Time, savings and interest-bearing transaction accounts increased to $954.3 million at December 31, 2011 from $716.1 million on December 31, 2010, an increase of $238.1 million or 33.3 percent. These increases were attributable to continued core deposit growth in overall segments of the deposits base and in niche areas, such as municipal government, private schools and universities.

Certificates of deposit $100,000 and over decreased to 12.3 percent of total deposits at December 31, 2011 from 13.9 percent one year earlier. With the current turmoil in the financial markets, some of the Corporation’s depositors have become sensitive to obtaining full FDIC insurance for their time deposits. To accommodate its customers, the Corporation began offering Certificates of Deposit Account Registry Service (CDARS) in 2008. As a result of this offering and the increase in insurance coverage by the FDIC to $250,000, the Corporation reported an increase of $18.3 million in certificates of deposit greater than $100,000 at December 31, 2011 compared to year-end 2010. See Note 8 of the Notes to the Consolidated Financial Statements for more information.

At December 31, 2011, the Corporation had a total of $58.9 million with a weighted average rate of 0.70 percent in CDARS Reciprocal deposits compared to $83.0 million with a weighted average rate of 0.77 percent at December 31, 2010. Based on the Bank’s participation in Promontory Interfinancial Network, LLC., customers who are FDIC insurance sensitive are able to place large dollar deposits with the Corporation and the Corporation uses CDARS to place those funds into certificates of deposit issued by other banks in the Network. This occurs in increments of less than the FDIC insurance limits so that both the principal and interest are eligible for complete FDIC protection. The FDIC currently considers these funds as brokered deposits. All brokered deposits are classified in time deposits. It became apparent during the latter half of 2008 that customers’ preference in seeking safety and more liquidity became paramount in light of the financial crisis, as customers sought full FDIC insured bank products as a safe haven.

The Corporation derives a significant proportion of its liquidity from its core deposit base. For the year ended December 31, 2011, core deposits, comprised of total demand deposits, savings deposits and money market accounts, increased by $248.6 million or 36.2 percent from December 31, 2010 to $934.9 million at December 31, 2011. At December 31, 2011, core deposits were 83.4 percent of total deposits compared to 79.8 percent at year-end 2010. Alternatively, the Corporation uses a more stringent calculation for the management of its liquidity positions internally which consists of total demand and savings accounts (excluding money market accounts greater than $100,000) and excludes time deposits as part of core deposits as a percentage of total deposits. This number increased by $193.0 million or 40.6 percent from December 31, 2010 to $668.1 million and represented 59.6 percent of total deposits at December 31, 2011 as compared with 55.2 percent at December 31, 2010. The Corporation expects its deposit gathering efforts to remain strong, supported in part by the FDIC’s temporarily raising the deposit insurance limits. The Corporation was a participant in the FDIC’s Transaction Account Guarantee Program. Under this program, all non-interest bearing deposit transaction accounts were fully guaranteed by the FDIC, regardless of dollar amount, through June 30, 2010.

On July 21, 2010, President Obama signed the Dodd-Frank Act into law. One of the provisions of this act permanently increases the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2009, and non-interest bearing transaction accounts have unlimited deposit insurance through December 31, 2013.

The following table depicts the Corporation’s more stringent core deposit mix at December 31, 2011 and 2010.

	December 31,				Net Change Volume 2011 vs. 2010
	2011		2010
	Amount	Percentage	Amount	Percentage
	(Dollars in Thousands)
Demand Deposits	$167,164	25.0%	$144,210	30.4%	$22,954
Interest-Bearing Demand	215,523	32.3	186,509	39.2	29,014
Regular Savings	135,703	20.3	112,305	23.6	23,398
Money Market Deposits under $100	149,760	22.4	32,105	6.8	117,655
Total core deposits	$668,150	100.0%	$475,129	100.0%	$193,021
Total deposits	$1,121,415		$860,332		$261,083
Core deposits to total deposits	59.58%		55.23%

Short-Term Borrowings

Short-term borrowings can be used to satisfy daily funding needs. Balances in those accounts fluctuate on a day-to-day basis. The Corporation’s principal short-term funding sources are Federal Funds purchased and securities sold under agreements to repurchase. Short-term borrowings, including Federal Funds purchased and securities sold under agreements to repurchase, amounted to $0 at year-end 2011, a decrease of $41.9 million or 100 percent from year-end 2010. During the third quarter of 2011 certain sweep relationships, in the amount of approximately $37 million, that were previously classified as short term borrowings were discontinued and were moved to interest bearing checking accounts.

The following table is a summary of short-term securities sold under repurchase agreements, including Federal Funds purchased, for each of the last three years.

	December 31,
	2011	2010	2009
	(Dollars in Thousands)
Short-term securities sold under repurchase agreements, including Federal Funds purchased:
Average interest rate:
At year end	—%	0.27%	0.97%
For the year	0.27%	0.50%	1.38%
Average amount outstanding during the year	$29,288	$42,608	$35,392
Maximum amount outstanding at any month end	$71,732	$54,855	$58,515
Amount outstanding at year end	$—	$41,855	$46,109

Long-Term Borrowings

Long-term borrowings consist of Federal Home Loan Bank of New York (“FHLB”) advances and securities sold under agreements to repurchase that have contractual maturities over one year. Long-term borrowings amounted to $161.0 million at December 31, 2011, a decrease of $10.0 million or 5.85 percent, from year-end 2010 as the Corporation decided to concentrate its efforts on increasing the core deposit base of the Bank rather than replacing those borrowings.

Cash Flows

The consolidated statements of cash flows present the changes in cash and cash equivalents from operating, investing and financing activities. During 2011, cash and cash equivalents (which increased overall by $73.6 million) were provided on a net basis by operating activities and financing activities, and used on a net basis by investing activities. With respect to the cash flows from financing activities, net increases in deposits and SBLF proceeds were offset by reductions in borrowings and the Corporation’s dividend payments.

During 2010, cash and cash equivalents (which decreased overall by $51.7 million) were provided on a net basis by operating activities and used on a net basis by investing activities and financing activities. With respect to the cash flows from financing activities, a net increase in deposits and proceeds from a stock offering were partially offset by a reduction in borrowings and the Corporation’s dividend payments.

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

Contractual Obligations and Other Commitments

The following table summarizes contractual obligations at December 31, 2011 and the effect such obligations are expected to have on liquidity and cash flows in future periods.

	Total	Less Than 1 Year	1 – 3 Years	4 – 5 Years	After 5 Years
	(Dollars in Thousands)
Contractual Obligations
Operating lease obligations	$6,515	$625	$1,033	$946	$3,911
Total contracted cost obligations	$6,515	$625	$1,033	$946	$3,911
Other Long-term Liabilities/ Long-term Debt
Time Deposits	$194,583	$155,247	$29,229	$10,107	$—
Federal Home Loan Bank advances and repurchase agreements	161,000	—	5,000	30,000	126,000
Subordinated debentures	5,155	—	—	—	5,155
Total Other Long-term Liabilities/Long-term Debt	$360,738	$155,247	$34,229	$40,107	$131,155
Other Commercial Commitments – Off Balance Sheet
Commitments under commercial loans and lines of credit	$90,866	$90,866	$—	$—	$—
Home equity and other revolving lines of credit	49,203	49,203	—	—	—
Outstanding commercial mortgage loan commitments	32,938	29,733	3,205	—	—
Standby letters of credit	1,800	1,800	—	—	—
Performance letters of credit	20,482	20,482	—	—	—
Overdraft protection lines	5,850	5,850	—	—	—
Total off balance sheet arrangements and contractual obligations	$201,139	$197,934	$3,205	$—	$—
Total contractual obligations and other commitments	$568,392	$353,806	$38,467	$41,053	$135,066

The Stockholders’ Equity

Stockholders’ equity amounted to $135.9 million at December 31, 2011, an increase of $14.9 million or 12.4 percent, compared to year-end 2010. At December 31, 2010, stockholders’ equity totaled $121.0 million, an increase of $19.2 million or 18.9 percent from December 31, 2009.

On September 15, 2011, the Corporation issued $11.25 million in nonvoting senior preferred stock to the Treasury under the Small Business Lending Fund Program. Under the Securities Purchase Agreement, the Corporation issued to the Treasury a total of 11,250 shares of the Corporation’s Senior Non-Cumulative Perpetual Preferred Stock, Series B, having a liquidation value of $1,000 per share. Simultaneously, using the proceeds from the issuance of the SBLF Preferred Stock, the Corporation redeemed from the Treasury, all 10,000 outstanding shares of its Fixed Rate Cumulative Perpetual Preferred Stock, Series A, liquidation amount $1,000 per share, for a redemption price of $10,041,667, including accrued but unpaid dividends up to the date of redemption. The investment in the SBLF program provided the Corporation with approximately $1.25 million additional Tier 1 capital. The capital received under the program will allow the Corporation to continue to serve its small business clients through the commercial lending program.

On December 7, 2011, the Corporation repurchased the warrants issued on January 12, 2009 to the U.S. Treasury as part of its participation in the U.S. Treasury’s TARP Capital Purchase Program. In the repurchase, the Corporation paid the U.S. Treasury $245,000 for the warrants.

In September 2010, the Corporation sold an aggregate of 1,715,000 shares of its common stock under its previously filed shelf registration statement. The Corporation sold 1,430,000 shares of common stock at a price of $7.00 per share, with underwriting discounts and commissions of $0.39 per share, for gross proceeds from this offering of $10,010,000. The Corporation also sold 285,000 shares of common stock directly to certain of its directors at a price of $7.50 per share, for gross proceeds from this offering of $2,137,500. Net proceeds from both offerings totaled $11,378,000 after underwriting discounts and commissions of $557,000 and offering expenses of approximately $213,000 (which consisted primarily of legal and accounting fees).

Book value per share at year-end 2011 was $7.63 compared to $6.83 at year-end 2010. Tangible book value at year-end 2011 was $6.60 compared to $5.79 at year end 2010; see Item 6 for a reconciliation of this non-GAAP financial measure to book value.

During 2011, the Corporation made no purchases of common stock. At December 31, 2011, there were 652,868 shares available for repurchase under the Corporation’s stock buyback program.

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

Risk-Based Capital/Leverage

The Tier I leverage capital (defined as tangible stockholders’ equity for common stock and Trust Preferred Capital Securities) at December 31, 2011 amounted to $129.4 million or 9.29 percent of average total assets. At December 31, 2010, the Corporation’s Tier I leverage capital amounted to $116.6 million or 9.90 percent of average total assets. Tier I capital excludes the effect of FASB ASC 320-10-05, which amounted to $2.0 million of net unrealized losses, after tax, on securities available-for-sale (reported as a component of accumulated other comprehensive income which is included in stockholders’ equity), and is reduced by goodwill and intangible assets of $16.9 million as of December 31, 2011. For information on goodwill and intangible assets, see Note 1 to the Consolidated Financial Statements.

United States bank regulators have issued guidelines establishing minimum capital standards related to the level of assets and off balance-sheet exposures adjusted for credit risk. Specifically, these guidelines categorize assets and off balance-sheet items into four risk-weightings and require banking institutions to maintain a minimum ratio of capital to risk-weighted assets. At December 31, 2011, the Corporation’s Tier I and total risk-based capital ratios were 12.00 percent and 12.89 percent, respectively. For information on risk-based capital and regulatory guidelines for the Parent Corporation and its bank subsidiary, see Note 13 to the Consolidated Financial Statements.

The foregoing capital ratios are based in part on specific quantitative measures of assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by the bank regulators regarding capital components, risk weightings and other factors. The OCC established higher minimum capital ratios for the Bank effective as of December 31, 2009: Tier 1 Risk-Based Capital of 10 percent, Total Risk-Based Capital of 12 percent and Tier 1 Leverage Capital of 8 percent. As of December 31, 2011, management believes that each of the Bank and the Parent Corporation meet all capital adequacy requirements to which it is subject. Under a Memorandum of Understanding that was terminated by the OCC during 2011, the Bank agreed to develop a three year capital program, which will include specific plans for the maintenance of adequate capital and the strengthening of the Bank’s capital structure to meet current and future needs.

Subordinated Debentures

On December 19, 2003, Center Bancorp Statutory Trust II, a statutory business trust and wholly-owned subsidiary of Center Bancorp, Inc., issued $5.0 million of, MMCapS capital securities to investors due on January 23, 2034. The capital securities presently qualify as Tier I capital. The trust loaned the proceeds of this offering to the Corporation and received in exchange $5.2 million of the Parent Corporation’s subordinated debentures. The subordinated debentures are redeemable in whole or in part prior to maturity. The floating interest rate on the subordinate debentures is three-month LIBOR plus 2.85 percent and reprices quarterly. The rate at December 31, 2011 was 3.43 percent.

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

The Corporation monitors the impact of changes in interest rates on its net interest income using several tools. One measure of the Corporation’s exposure to differential changes in interest rates between assets and liabilities is the Corporation’s analysis of its interest rate sensitivity. This test measures the impact on net interest income or net portfolio value of an immediate change in interest rates in 100 basis point increments. Net portfolio value is defined as the net present value of assets, liabilities and off-balance sheet contracts.

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

Based on the results of the interest simulation model as of December 31, 2011, and assuming that management does not take action to alter the outcome, the Corporation would expect an increase of 1.71 and 1.89 percent in net interest income if interest rates increased by 200 and 300 basis points, respectively, from current rates in a gradual and parallel rate ramp over a twelve month period. As market rates declined to historic lows at December 31, 2011, the Corporation did not feel that modeling a down rate scenario was realistic in the current environment.

The declining rates and steepening of the yield curve during both 2011 and 2010 affected net interest margins. Based on management’s perception that interest rates will continue to be volatile, projected increased levels of prepayments on the earning-asset portfolio and the current level of interest rates, emphasis has been, and is expected to continue to be, placed on interest-sensitivity matching with the objective of stabilizing the net interest spread during 2012. However, no assurance can be given that this objective will be met.

Equity Price Risk

The Corporation is also exposed to equity price risk inherent in its portfolio of publicly traded equity securities, which had a fair value of $262,000 at December 31, 2011 and $300,000 at December 31, 2010. The Corporation monitors its equity investments for impairment on a periodic basis. In the event that the carrying value of the equity investment exceeds its fair value, and the Corporation determines the decline in value to be other than temporary, the Corporation reduces the carrying value to its current fair value. During 2011 and 2010, the Corporation did not record any of other-than-temporary impairment charges relating to equity holdings in bank stocks. The remaining securities in the equity portfolio were mutual funds and money market funds.

8. Financial Statements and Supplementary Data

All Financial Statements:

The following financial statements are filed as part of this report under Item 8 — “Financial Statements and Supplementary Data.”

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Center Bancorp, Inc.

We have audited the accompanying consolidated statements of condition of Center Bancorp, Inc. and subsidiaries (the “Corporation”) as of December 31, 2011 and 2010, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2011. Center Bancorp, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Center Bancorp, Inc. and subsidiaries as of December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Center Bancorp, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 13, 2012 expressed an unqualified opinion.

/s/ ParenteBeard LLC

ParenteBeard LLC
Clark, New Jersey
March 13, 2012

CENTER BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CONDITION

	December 31,
	2011	2010
	(In Thousands, Except Share Data)
ASSETS
Cash and due from banks	$111,101	$37,497
Securities available-for-sale	414,507	378,080
Securities held-to-maturity (fair value of $74,922 and $0)	72,233	—
Loans	756,010	708,444
Less: Allowance for loan losses	9,602	8,867
Net loans	746,408	699,577
Restricted investment in bank stocks, at cost	9,233	9,596
Premises and equipment, net	12,327	12,937
Accrued interest receivable	6,219	4,134
Bank owned life insurance	28,943	27,905
Goodwill and other intangible assets	16,902	16,959
Prepaid FDIC assessment	1,884	3,582
Other real estate owned	591	—
Other assets	12,390	17,118
Total assets	$1,432,738	$1,207,385
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non-interest-bearing	$167,164	$144,210
Interest-bearing:
Time deposits $100 and over	137,998	119,651
Interest-bearing transaction, savings and time deposits less than $100	816,253	596,471
Total deposits	1,121,415	860,332
Short-term borrowings	—	41,855
Long-term borrowings	161,000	171,000
Subordinated debentures	5,155	5,155
Accounts payable and accrued liabilities	9,252	8,086
Total liabilities	1,296,822	1,086,428
Stockholders’ Equity
Preferred Stock, $1,000 liquidation value per share:
Authorized 5,000,000 shares; issued and outstanding 11,250 shares of Series B preferred stock at December 31, 2011 and 10,000 shares of Series A preferred stock at December 31, 2010	11,250	9,700
Common stock, no par value:
Authorized 25,000,000 shares; issued 18,477,412 shares at December 31, 2011 and 2010; outstanding 16,332,327 shares at December 31, 2011 and 16,289,832 at December 31, 2010	110,056	110,056
Additional paid-in capital	4,715	4,941
Retained earnings	32,695	21,633
Treasury stock, at cost (2,145,085 shares at December 31, 2011 and 2,187,580 at December 31, 2010)	(17,354)	(17,698)
Accumulated other comprehensive loss	(5,446)	(7,675)
Total stockholders’ equity	135,916	120,957
Total liabilities and stockholders’ equity	$1,432,738	$1,207,385

See the accompanying notes to the consolidated financial statements.

CENTER BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2011	2010	2009
	(Dollars in Thousands, Except per Share Data)
Interest income:
Interest and fees on loans	$36,320	$37,200	$36,751
Interest and dividends on investment securities:
Taxable interest income	13,278	10,588	12,727
Non-taxable interest income	1,700	220	989
Dividends	629	706	643
Total interest income	51,927	48,714	51,110
Interest expense:
Interest on certificates of deposit $100 & over	1,215	1,301	3,551
Interest on other deposits	4,305	4,705	8,757
Interest on short-term borrowings	79	211	449
Interest on long-term borrowings	6,578	8,568	9,888
Total interest expense	12,177	14,785	22,645
Net interest income	39,750	33,929	28,465
Provision for loan losses	2,448	5,076	4,597
Net interest income, after provision for loan losses	37,302	28,853	23,868
Other income:
Service charges, commissions and fees	1,896	1,975	1,835
Annuity and insurance	110	123	126
Bank-owned life insurance	1,038	1,226	1,156
Other	800	487	298
Total other-than-temporary impairment losses	(342)	(8,953)	(9,066)
Less: Portion of loss recognized in other comprehensive income (before taxes)	—	3,377	4,828
Net other-than-temporary impairment losses	(342)	(5,576)	(4,238)
Net gains on sale on investment securities	3,976	4,237	4,729
Net investment securities gains (losses)	3,634	(1,339)	491
Total other income	7,478	2,472	3,906
Other expense:
Salaries and employee benefits	11,527	10,765	9,915
Occupancy, net	2,021	2,088	2,536
Premises and equipment	926	1,093	1,263
FDIC Insurance	1,712	2,126	2,055
Professional and consulting	1,156	1,121	811
Stationery and printing	368	316	339
Marketing and advertising	131	268	366
Computer expense	1,312	1,366	964
Other real estate owned expense, net	398	284	1,438
Loss on fixed assets, net	—	427	—
Repurchase agreement termination fee	—	594	—
Other	3,892	3,651	3,370
Total other expense	23,443	24,099	23,057
Income before income tax expense	21,337	7,226	4,717
Income tax expense	7,411	222	946
Net income	13,926	7,004	3,771
Preferred stock dividends and accretion	820	581	567
Net income available to common stockholders	$13,106	$6,423	$3,204
Earnings per common share:
Basic	$0.80	$0.43	$0.24
Diluted	$0.80	$0.43	$0.24
Weighted average common shares outstanding:
Basic	16,295,761	15,025,870	13,382,614
Diluted	16,314,899	15,027,159	13,385,416

See the accompanying notes to the consolidated financial statements.

CENTER BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Years Ended December 31, 2011, 2010 and 2009
	Preferred Stock	Common Stock	Additional Paid In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	(In Thousands, Except Share and per Share Data)
Balance, December 31, 2008	$—	$86,908	$5,204	$16,309	$(17,796)	$(8,912)	$81,713
Comprehensive income:
Net income				3,771			3,771
Other comprehensive loss, net of taxes						(1,864)	(1,864)
Total comprehensive income							1,907
Issuance of preferred stock (10,000 shares) and warrants (86,705 shares)	9,539		461				10,000
Accretion of discount on preferred stock	80			(80)			—
Dividends on preferred stock				(487)			(487)
Proceeds from rights offering (1,571,428 shares)		11,000					11,000
Cash dividends declared on common stock ($0.18 per share)				(2,434)			(2,434)
Issuance cost of common stock				(11)			(11)
Exercise of stock options (9,289 shares)			(19)		76		57
Stock-based compensation expense			77				77
Taxes related to stock-based compensation			(73)				(73)
Balance, December 31, 2009	9,619	97,908	5,650	17,068	(17,720)	(10,776)	101,749
Comprehensive income:
Net income				7,004			7,004
Other comprehensive income, net of taxes						3,101	3,101
Total comprehensive income							10,105
Accretion of discount on preferred stock	81			(81)			—
Dividends on preferred stock				(500)			(500)
Proceeds from stock offerings (1,715,000 shares)		12,148	(770)				11,378
Cash dividends declared on common stock ($0.12 per share)				(1,852)			(1,852)
Issuance cost of common stock				(6)			(6)
Stock awarded			3		22		25
Stock-based compensation expense			51				51
Option related tax trueup			7				7
Balance, December 31, 2010	9,700	110,056	4,941	21,633	(17,698)	(7,675)	120,957
Comprehensive income:
Net income				13,926			13,926
Other comprehensive income, net of taxes						2,229	2,229
Total comprehensive income							16,155
Accretion of discount on preferred stock	300			(300)			—
Dividends on preferred stock				(520)			(520)
Redemption of series A preferred stock	(10,000)						(10,000)
Proceeds from issuance of series B preferred stock	11,250						11,250
Warrant repurchased			(245)				(245)
Cash dividends declared on common stock ($0.12 per share)				(1,955)			(1,955)
Issuance cost of common stock				(5)			(5)
Issuance cost of series B preferred stock				(84)			(84)
Exercise of stock options (42,495 shares)			(16)		344		328
Stock-based compensation expense			35				35
Balance, December 31, 2011	$11,250	$110,056	$4,715	$32,695	$(17,354)	$(5,446)	$135,916

See the accompanying notes to the consolidated financial statements.

CENTER BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2011	2010	2009
	(Dollars in Thousands)
Cash flows from operating activities:
Net income	$13,926	$7,004	$3,771
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and amortization	983	1,165	1,451
Provision for loan losses	2,448	5,076	4,597
Provision for deferred taxes	3,406	51	819
Stock-based compensation expense	35	51	77
Net other-than-temporary impairment losses	342	5,576	4,238
Net gains on sales of available-for-sale securities	(3,976)	(4,237)	(4,729)
Net gains on sales of loans held for sale	(251)	(140)	(5)
Net loans originated for sale	(14,357)	(8,347)	(3,453)
Proceeds from sales of loans held for sale	13,923	8,154	3,458
Net loss on disposition of premises and equipment	—	427	—
Net loss on sales of other real estate owned	5	207	905
Life insurance death benefit	—	—	(136)
Increase in cash surrender value of bank owned life insurance	(1,038)	(1,226)	(1,020)
Net amortization of securities	4,012	2,979	793
(Increase) decrease in accrued interest receivable	(2,085)	(101)	121
Decrease in prepaid FDIC insurance assessment	1,698	1,792	—
(Increase) decrease in other assets	(402)	1,642	(1,732)
Decrease in other liabilities	(585)	(2,426)	(480)
Net cash provided by operating activities	18,084	17,647	8,675
Cash flows from investing activities:
Investment securities available-for-sale:
Purchases	(400,644)	(791,156)	(785,044)
Sales	254,821	644,075	665,828
Maturities, calls and principal repayment	48,029	67,960	58,206
Investment securities held-to-maturity:
Purchases	(13,118)	—	—
Maturities and principal repayment	7,475	—	—
Net redemption (purchases) of restricted investment in bank stock	363	1,076	(442)
Net (increase) decrease in loans	(49,223)	8,348	(45,543)
Purchases of premises and equipment	(316)	(300)	(742)
Purchase of bank-owned life insurance	—	(6,000)	(2,475)
Redemption of bank-owned life insurance	—	5,610	—
Proceeds from life insurance death benefits	—	15	266
Capital expenditure addition to other real estate owned	—	—	(476)
Proceeds from sale of premises and equipment	—	1	1
Proceeds from sale of other real estate owned	33	1,720	3,520
Net cash used in investing activities	(152,580)	(68,651)	(106,901)

See the accompanying notes to the consolidated financial statements.

CENTER BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS – (continued)

	Years Ended December 31,
	2011	2010	2009
	(Dollars in Thousands)
Cash flows from financing activities:
Net increase in deposits	261,083	46,627	154,168
Net (decrease) increase in short-term borrowings	(41,855)	(4,254)	966
Payments on long-term borrowings	(10,000)	(52,144)	(153)
Cash dividends on common stock	(1,955)	(1,800)	(3,166)
Cash dividends on preferred stock	(417)	(500)	(425)
Proceeds from issuance of Series B preferred stock	11,250	—	—
Redemption of Series A preferred stock	(10,000)	—	—
Warrant repurchased	(245)	—	—
Issuance cost of common stock	(5)	(6)	(11)
Issuance cost of Series B preferred stock	(84)	—	—
Proceeds from issuance of Series A preferred stock and warrants	—	—	10,000
Proceeds from issuance of shares from stock offering or rights offering	—	12,148	11,000
Issuance cost of common stock	—	(770)	—
Tax expense (benefit) from stock based compensation	—	7	(73)
Issuance cost of restricted stock award	—	25	—
Proceeds from exercise of stock options	328	—	57
Net cash provided by (used in) financing activities	208,100	(667)	172,363
Net increase (decrease) in cash and cash equivalents	73,604	(51,671)	74,137
Cash and cash equivalents at beginning of year	37,497	89,168	15,031
Cash and cash equivalents at end of year	$111,101	$37,497	$89,168
Supplemental disclosures of cash flow information:
Noncash activities:
Trade date accounting settlement for investments	$—	$8	$1,979
Transfer of loans to other real estate owned	629	1,927	—
Net investment in direct financing lease	—	3,700	—
Transfer from investment securities available-for-sale to investment securities held-to-maturity	66,833	—	—
Cash paid during year for:
Interest paid on deposits and borrowings	$12,226	$15,569	$23,021
Income taxes	4,484	2,479	344

See the accompanying notes to the consolidated financial statements.

CENTER BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements of Center Bancorp, Inc. (the “Parent Corporation”) are prepared on the accrual basis and include the accounts of the Parent Corporation and its wholly owned subsidiary, Union Center National Bank (the “Bank”, and collectively with the Parent Corporation and the Parent Corporation’s other direct and indirect subsidiaries, the “Corporation”). All significant inter-company accounts and transactions have been eliminated from the accompanying consolidated financial statements.

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

Use of Estimates

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statement of condition and revenues and expenses for the reported periods. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, other-than-temporary impairment evaluation of securities, the evaluation of the impairment of goodwill, the income tax provision and the valuation of deferred tax assets.

Cash and Due from Banks

Cash and due from banks includes cash on hand and balances due from correspondent banks including the Federal Reserve Bank.

Investment Securities

The Corporation accounts for its investment securities in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 320-10-05. Investments are classified into the following categories: (1) held to maturity securities, for which the Corporation has both the positive intent and ability to hold until maturity, which are reported at amortized cost; (2) trading securities, which are purchased and held principally for the purpose of selling in the near term and are reported at fair value with unrealized gains and losses included in earnings; and (3) available-for-sale securities, which do not meet the criteria of the other two categories and which management believes may be sold prior to maturity due to changes in interest rates, prepayment, risk, liquidity or other factors, and are reported at fair value, with unrealized gains and losses, net of applicable income taxes, reported as a component of accumulated other comprehensive income, which is included in stockholders’ equity and excluded from earnings.

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

CENTER BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Summary of Significant Accounting Policies  – (continued)

Securities are evaluated on at least a quarterly basis, and more frequently when market conditions warrant such an evaluation, to determine whether a decline in their value is other-than-temporary. In April 2009, the FASB issued FASB ASC 320-10-65, which was adopted as of June 30, 2009. The accounting standard clarifies the interaction of the factors that should be considered when determining whether a debt security is other–than-temporarily impaired. For debt securities, management must assess whether (a) it has the intent to sell the security and (b) it is more likely than not that it will be required to sell the security prior to its anticipated recovery. These steps are done before assessing whether the entity will recover the cost basis of the investment. Prior to the June 30, 2009 adoption, this assessment required management to assert it has both the intent and the ability to hold a security for a period of time sufficient to allow for anticipated recovery in fair value to avoid recognizing an other-than-temporary impairment. This change does not affect the need to forecast recovery of the value of the security through either cash flows or market price.

In instances when a determination is made that an other-than-temporary impairment exists but the investor does not intend to sell the debt security and it is not more likely than not that it will be required to sell the debt security prior to its anticipated recovery, FASB ASC 320-10-65 changes the presentation and amount of the other-than-temporary impairment recognized in the income statement. The other-than-temporary impairment is separated into (a) the amount of the total other-than-temporary impairment related to a decrease in cash flows expected to be collected from the debt security (the credit loss) and (b) the amount of the total other-than-temporary impairment related to all other factors. The amount of the total other-than-temporary impairment related to the credit loss is recognized through earnings. The amount of the total other-than-temporary impairment related to all other factors is recognized through other comprehensive income. Impairment charges on certain investment securities of approximately $0.3 million, $5.6 million and $4.2 million were recognized in earnings during the years ended December 31, 2011, 2010 and 2009, respectively.

Loans Held for Sale

Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value or fair value under the fair value option accounting guidance for financial instruments. For loans carried at the lower of cost or estimated fair value, gains and losses on loan sales (sale proceeds minus carrying value) are recorded in other income and direct loan origination costs and fees are deferred at origination of the loan and are recognized in other income upon sale of the loan. The Corporation had $1,018,000 and $333,000 in loans held for sale at December 31, 2011 and 2010, respectively.

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

In July 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-20 (FASB ASC 310), “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses,” which requires that the Corporation provide a greater level of disaggregated information about the credit quality of the Corporation’s loans and leases and the allowance for loan and lease losses (the “Allowance”). This ASU also requires the Corporation to disclose on a prospective basis, additional information related to credit quality indicators, non-accrual loans and leases, and past due information. The Corporation adopted the provisions of this ASU in preparing the Consolidated Financial Statements as of and for the year ended December 31, 2010. As this ASU amends only the disclosure requirements for loans and leases and the Allowance, the adoption had no impact on the Corporation’s statements of income and condition. See Note 5 of the Notes to the Consolidated Financial Statements for the required disclosures.

CENTER BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Summary of Significant Accounting Policies  – (continued)

Portfolio segments are defined as the level at which an entity develops and documents a systematic methodology to determine its Allowance. Management has determined that the Corporation has two portfolio segments of loans and leases (commercial and consumer) in determining the Allowance. Both quantitative and qualitative factors are used by management at the portfolio segment level in determining the adequacy of the Allowance for the Corporation. Classes of loans and leases are a disaggregation of a Corporation’s portfolio segments. Classes are defined as a group of loans and leases which share similar initial measurement attributes, risk characteristics, and methods for monitoring and assessing credit risk. Management has determined that the Corporation has five classes of loans and leases (commercial and industrial (including lease financing), commercial — real estate, construction, residential mortgage (including home equity) and installment).

Generally, all classes of commercial and consumer loans and leases are placed on non-accrual status upon becoming contractually past due 90 days or more as to principal or interest (unless loans and leases are adequately secured by collateral, are in the process of collection, and are reasonably expected to result in repayment), when terms are renegotiated below market levels, or where substantial doubt about full repayment of principal or interest is evident. For certain installment loans, the entire outstanding balance on the loan is charged-off when the loan becomes 60 days past due.

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

Impaired Loans

The Corporation accounts for impaired loans in accordance with FASB ASC 310-10-35. The value of an impaired loan is based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, as a practical expedient, at the loan’s observable market price or at the fair value of the collateral if the loan is collateral dependent.

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

Reserve for Credit Losses

A consequence of lending activities is that the Corporation may incur losses. The amount of such losses will vary depending upon the risk characteristics of the loan and lease portfolio as affected by economic conditions such as rising interest rates and the financial performance of borrowers. The Corporation’s reserve for credit losses is comprised of two components, the allowance for loan losses and the reserve for unfunded commitments (the “Unfunded Commitments”). The reserve for credit losses provides for credit losses inherent in lending or commitments to lend and is based on loss estimates derived from a comprehensive quarterly evaluation, reflecting analyses of individual borrowers and historical loss experience, supplemented as necessary by credit judgment to address observed changes in trends, conditions, and other relevant environmental and economic factors.

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

During the fourth quarter of 2011, the Corporation sold one commercial property and one residential property in Union County, New Jersey which were carried as OREO. During the fourth quarter of 2010, the Corporation sold one residential property in Morris County, New Jersey, and one residential property in Union County, New Jersey which were carried as OREO. At December 31, 2011 and 2010, the Corporation had $591,000 and $0, in OREO, respectively.

Mortgage Servicing

The Corporation performs various servicing functions on loans owned by others. A fee, usually based on a percentage of the outstanding principal balance of the loan, is received for those services. At December 31, 2011 and 2010, the Corporation was servicing approximately $8.9 million and $5.3 million, respectively, of loans for others.

The Corporation accounts for its servicing of financial assets in accordance with FASB ASC 860-50. The Corporation originates mortgages under plans to sell those loans and service the loans owned by the investor. The Corporation records mortgage servicing rights and the loans based on relative fair values at the date of sale. The balance of mortgage servicing rights at December 31, 2011 and 2010 are immaterial to the Corporation’s consolidated financial statements.

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

The Corporation accounts for its defined benefit pension plan in accordance with FASB ASC 715-30. FASB ASC 715-30 requires that the funded status of defined benefit postretirement plans be recognized on the Corporation’s statement of condition and changes in the funded status be reflected in other comprehensive income. FASB ASC 715-30 also requires companies to measure the funded status of the plan as of the date of its fiscal year-end.

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

CENTER BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Summary of Significant Accounting Policies  – (continued)

Earnings per common share have been computed based on the following:

	Years Ended December 31,
	2011	2010	2009
	(In Thousands, Except per Share Amounts)
Net income	$13,926	$7,004	$3,771
Preferred stock dividends and accretion	820	581	567
Net income available to common stockholders	$13,106	$6,423	$3,204
Average number of common shares outstanding	16,296	15,026	13,383
Effect of dilutive options	19	1	2
Average number of common shares outstanding used to calculate diluted earnings per common share	16,315	15,027	13,385
Earnings per common share:
Basic	$0.80	$0.43	$0.24
Diluted	$0.80	$0.43	$0.24

Treasury Stock

The Parent Corporation, under a stock buyback program last amended on June 26, 2008, is authorized to buy back up to 2,039,731 shares of the Parent Corporation’s common stock. Subject to limitations applicable to the Corporation, purchases may be made from time to time as, in the opinion of management, market conditions warrant, in the open market or in privately negotiated transactions. Shares repurchased will be added to the corporate treasury and will be used for future stock dividends and other issuances. As of December 31, 2011, Center Bancorp had 16.3 million shares of common stock outstanding. As of December 31, 2011, the Parent Corporation had purchased 1,386,863 common shares at an average cost per share of $11.44 under the stock buyback program as amended on October 1, 2007 and June 26, 2008. The repurchased shares were recorded as treasury stock, which resulted in a decrease in stockholders’ equity. Treasury stock is recorded using the cost method and accordingly is presented as a reduction of stockholders’ equity. During the years ended December 31, 2011, 2010 and 2009, the Parent Corporation did not purchase any of its shares.

Goodwill

The Corporation adopted the provisions of FASB ASC 350-10 (previously SFAS No. 142, “Goodwill and Other Intangible Assets”), which requires that goodwill be tested for impairment annually, or more frequently if impairment indicators arise for impairment. No impairment charge was deemed necessary for the years ended December 31, 2011, 2010 and 2009.

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

Disclosure of comprehensive income for the years ended December 31, 2011, 2010 and 2009 is presented in the Consolidated Statements of Changes in Stockholders’ Equity and presented in detail in Note 14 of the Notes to Consolidated Financial Statements.

CENTER BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Summary of Significant Accounting Policies  – (continued)

Bank-Owned Life Insurance

The Corporation invests in Bank-Owned Life Insurance (“BOLI”) to help offset the rising cost of employee benefits. During the 3rd quarter of 2010 the Corporation redeemed BOLI policies for proceeds of $5.6 million and purchased additional BOLI policies of $6.0 million. In conjunction with the redemption, the Corporation recorded a tax expense of $633,000. The change in the cash surrender value of the BOLI is recorded as a component of other income.

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

ASC Topic 740, Taxes, provides clarification on accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Corporation has not identified any income tax uncertainties.

Advertising Costs

The Corporation recognizes its marketing and advertising cost as incurred. Advertising costs were $131,000, $268,000 and $366,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

Reclassifications

Certain reclassifications have been made in the consolidated financial statements for 2010 and 2009 to conform to the classifications presented in 2011.

Note 2 — Recent Accounting Pronouncements

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

In September 2011, the FASB issued ASU No. 2011-08, “Intangibles — Goodwill and Other (Topic 350): Testing Goodwill for Impairment”, which permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an entity believes, as a result of its qualitative assessment, that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further impairment testing is required. The provisions of ASU No. 2011-08 are effective for the Corporation’s interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, provided that the entity has not yet performed its annual impairment test for goodwill. The Corporation performs its annual impairment test for goodwill in the fourth quarter of each year. The adoption of ASU No. 2011-08 is not expected to have a material impact on the Corporation’s statements of income and statements of condition.

CENTER BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 — Recent Accounting Pronouncements  – (continued)

In December 2011, the FASB issued ASU No. 2011-12, “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.” The Update defers the specific requirement to present items that are reclassified from accumulated other comprehensive income to net income separately with their respective components of net income and other comprehensive income. The deferral comes after stakeholders raised concerns that the new presentation requirements about the reclassification of items out of accumulated other comprehensive income would be costly for preparers and add unnecessary complexity to financial statements. As a result of the concerns, the FASB decided to reconsider whether it is necessary to require companies to present reclassification adjustments, by component, in both the statement where net income is presented and the statement where other comprehensive income is presented for both interim and annual financial statements. The FASB did not defer the requirement to report comprehensive income either in a single continuous statement or in two separate, but consecutive, financial statements.

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

Note 3 — Cash and Due from Banks

The Bank maintained cash balances reserved to meet regulatory requirements of the Federal Reserve Board of approximately $1,155,000 and $4,248,000 at December 31, 2011 and 2010, respectively.

CENTER BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 — Investment Securities

The following tables present information related to the Corporation’s portfolio of securities available-for-sale and held-to-maturity at December 31, 2011 and available-for-sale at December 31, 2010.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	December 31, 2011
	(Dollars in Thousands)
Investment Securities Available-for-Sale:
Federal agency obligations	$24,781	$188	$—	$24,969
Residential mortgage pass-through securities	113,213	2,157	(6)	115,364
Obligations of U.S. states and political subdivisions	66,309	2,900	(36)	69,173
Trust preferred securities	20,567	14	(4,394)	16,187
Corporate bonds and notes	175,812	1,382	(4,077)	173,117
Collateralized mortgage obligations	3,226	—	(1,327)	1,899
Asset-backed securities	7,614	52	(13)	7,653
Equity securities	6,417	21	(293)	6,145
Total	$417,939	$6,714	$(10,146)	$414,507
Investment Securities Held-to-Maturity:
Federal agency obligations	$28,262	$177	$(34)	$28,405
Commercial mortgage-backed securities	6,276	—	(69)	6,207
Obligations of U.S. states and political subdivisions	37,695	2,615	—	40,310
Total	$72,233	$2,792	$(103)	$74,922
Total investment securities	$490,172	$9,506	$(10,249)	$489,429

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	December 31, 2010
	(Dollars in Thousands)
Investment Securities Available-for-Sale:
U.S. Treasury and agency securities	$7,123	$—	$(128)	$6,995
Federal agency obligations	68,051	1,071	(641)	68,481
Residential mortgage pass-through securities	180,037	115	(2,419)	177,733
Obligations of U.S. states and political subdivisions	38,312	1	(1,088)	37,225
Trust preferred securities	21,222	26	(2,517)	18,731
Corporate bonds and notes	63,047	—	(1,613)	61,434
Collateralized mortgage obligations	3,941	—	(1,213)	2,728
Equity securities	5,135	—	(382)	4,753
Total investment securities	$386,868	$1,213	$(10,001)	$378,080

The Corporation’s investment securities are classified as available-for-sale and held-to-maturity at December 31, 2011 and available-for-sale at December 31, 2010. The available-for-sale securities are reported at fair value with unrealized gains or losses included in equity, net of taxes. Accordingly, the carrying value of such securities reflects their fair value at the balance sheet date. Fair value is based upon either quoted market prices, or in certain cases where there is limited activity in the market for a particular instrument, assumptions are made to determine their fair value. See Note 18 of the Notes to Consolidated Financial Statements for a further discussion.

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

The following table presents information for investments in securities available-for-sale at December 31, 2011, based on scheduled maturities. Actual maturities can be expected to differ from scheduled maturities due to prepayment or early call options of the issuer.

	December 31, 2011
	Amortized Cost	Fair Value
	(Dollars in Thousands)
Investment Securities Available-for-Sale:
Due in one year or less	$4,143	$4,118
Due after one year through five years	81,798	81,138
Due after five years through ten years	108,395	107,155
Due after ten years	103,973	100,587
Residential mortgage pass-through securities	113,213	115,364
Equity securities	6,417	6,145
Total	417,939	414,507
Investment Securities Held-to-Maturity:
Due after five years through ten years	$4,459	$4,506
Due after ten years	67,774	70,416
Total	$72,233	$74,922
Total investment securities	$490,172	$489,429

During 2011, securities sold from the Corporation’s available-for-sale portfolio generated proceeds of approximately $254.8 million. The gross realized gains on securities sold amounted to approximately $4,045,000, while the gross realized losses, which included impairment charges of $342,000, amounted to approximately $411,000 in 2011. During 2010, securities sold from the Corporation’s available-for-sale portfolio generated proceeds of approximately $644.1 million. The gross realized gains on securities sold amounted to approximately $4,872,000, while the gross realized losses amounted to approximately $635,000 in 2010. During 2009, securities sold from the Corporation’s available-for-sale portfolio generated proceeds of approximately $665.8 million. The gross realized gains on securities sold amounted to approximately $5,897,000, while the gross realized losses amounted to approximately $1,168,000 in 2009.

CENTER BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 — Investment Securities  – (continued)

Other-than-Temporarily Impaired Investments

Summary of Other-than-Temporary Impairment Charges

	Years Ended December 31,
	2011	2010	2009
	(Dollars in Thousands)
One variable rate private label CMO	$18	$360	$188
One trust preferred security	—	3,000	—
Two pooled trust preferred securities	—	1,818	3,433
Principal losses on a variable rate CMO	324	398	—
One corporate bond	—	—	140
One equity security	—	—	113
Reserve primary fund	—	—	364
Total other-than-temporary impairment charges	$342	$5,576	$4,238

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

CENTER BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 — Investment Securities  – (continued)

The following table presents detailed information for each trust preferred security held by the Corporation at December 31, 2011, of which all but one has at least one rating below investment grade.

Deal Name	Single Issuer or Pooled	Class/ Tranche	Amortized Cost	Fair Value	Gross Unrealized Gain (Loss)	Lowest Credit Rating Assigned	Number of Banks Currently Performing	Deferrals and Defaults as % of Original Collateral	Expected Deferral/Defaults as % of Remaining Performing Collateral
	(Dollars in Thousands)
Countrywide Capital IV	Single	—	$1,770	$1,403	$(367)	BB+	1	None	None
Countrywide Capital V	Single	—	2,747	2,230	(517)	BB+	1	None	None
Countrywide Capital V	Single	—	250	203	(47)	BB+	1	None	None
NPB Capital Trust II	Single	—	868	882	14	NR	1	None	None
Citigroup Cap IX	Single	—	991	857	(134)	BB	1	None	None
Citigroup Cap IX	Single	—	1,903	1,652	(251)	BB	1	None	None
Citigroup Cap XI	Single	—	246	214	(32)	BB	1	None	None
BAC Capital Trust X	Single	—	2,500	1,862	(638)	BB+	1	None	None
Nationsbank Cap Trust III	Single	—	1,571	1,094	(477)	BB+	1	None	None
Morgan Stanley Cap Trust IV	Single	—	2,500	2,074	(426)	BB+	1	None	None
Morgan Stanley Cap Trust IV	Single	—	1,741	1,451	(290)	BB+	1	None	None
Saturns — GS 2004-06	Single	—	242	214	(28)	BB+	1	None	None
Saturns — GS 2004-06	Single	—	312	275	(37)	BB+	1	None	None
Saturns — GS 2004-04	Single	—	780	686	(94)	BB+	1	None	None
Saturns — GS 2004-04	Single	—	22	19	(3)	BB+	1	None	None
Goldman Sachs	Single	—	1,000	855	(145)	BB+	1	None	None
ALESCO Preferred Funding VI	Pooled	C2	290	143	(147)	Ca	37 of 56	32.9%	40.9%
ALESCO Preferred Funding VII	Pooled	C1	834	73	(761)	Ca	49 of 62	34.3%	40.4%
Total			$20,567	$16,187	$(4,380)

The Corporation owns two pooled trust preferred securities (“Pooled TRUPS”), which consist of securities issued by financial institutions and insurances companies and the Corporation holds the mezzanine tranche of such securities. Senior tranches generally are protected from defaults by over-collateralization and cash flow default protection provided by subordinated tranches, with senior tranches having the greatest protection and mezzanine tranches subordinated to the senior tranches. Our analysis of these Pooled TRUPS falls within the scope of EITF 99-20, ASC 320-40 and uses a discounted cash flow model to determine the total OTTI loss. The model considers the structure and term and the financial condition of the underlying issuers. Specifically, the model details interest rates, principal balances of note classes and underlying issuers and the allocation of the payments to the note classes according to a priority of payments specified in the offering circular and indenture. The current estimate of expected cash flows is based on the most recent trustee reports and other relevant market information including announcements of interest payment deferrals or defaults of underlying trust preferred securities. Assumptions used in the model include default rates, default rate timing profile and recovery rates. We assume no prepayments as these Pooled TRUPS were issued at comparatively tight spreads and as such, there is little incentive, if any, to prepay.

CENTER BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 — Investment Securities  – (continued)

One of the Pooled TRUPS, ALESCO VI, has incurred its eleventh interruption of cash flow payments to date. Management reviewed the expected cash flow analysis and credit support to determine if it was probable that all principal and interest would be repaid, and no other-than-temporary impairment charge was recorded for the twelve months ended December 31, 2011. The other Pooled TRUP, ALESCO VII, incurred its ninth interruption of cash flow payments to date. Management determined that no other-than-temporary impairment charge existed on this security for the twelve months ended December 31, 2011.

At December 31, 2011, excess subordination as a percentage of remaining performing collateral for the ALESCO Preferred Funding VI and VII investments were -40.4 percent and -45.0 percent, respectively. Excess subordination is the amount of performing collateral above the amount of outstanding collateral underlying each class of the security. The excess subordination as a percent of remaining performing collateral reflects the difference between the performing collateral and the collateral underlying each security divided by the performing collateral. A negative number results when the paying collateral is less than the collateral underlying each class of the security. A low or negative number decreases the likelihood of full repayment of principal and interest according to original contractual terms.

Credit Loss Portion of OTTI Recognized in Earning on Debt Securities

	Years Ended December 31,
	2011	2010	2009
	(Dollars in Thousands)
Balance of credit-related OTTI at January 1,	$6,197	$3,621	$—
Addition:
Credit losses for which other-than-temporary impairment was not previously recognized	342	5,576	3,761
Reduction:
Credit losses for securities sold during the period	—	(3,000)	(140)
Balance of credit-related OTTI at December 31,	$6,539	$6,197	$3,621

The Corporation owns three variable rate private label collateralized mortgage obligations (CMOs), which were also evaluated for impairment. The Variable Rate Collateralized Mortgage Obligations were originally issued in 2006 and are 30 year Adjustable Rate Mortgage loans secured by a first lien, fully amortizing one-to-four residential mortgage loans. The tranche purchased was a Super Senior with an original credit rating of AAA/AAA. The top five states geographic concentration comprised in the deal were California 18.2 percent, Arizona 10.5 percent, Virginia 6.1 percent, Florida 6.5 percent and Nevada 6.3 percent. No one state exceeded a 25 percent concentration. These states have been heavily impacted by the financial crises and as such have sustained heavy delinquencies affecting the credit rating of the security. Management had applied aggressive default rates to identify if any credit impairment exists, as these bonds were downgraded to below investment grade. The Corporation recorded $324,000 in principal losses on these bonds in 2011, and expects additional losses in future periods. As such, management determined that an other-than-temporary impairment charge exists and recorded a $18,000 write down to the bonds, which represents 0.5 percent of the par amount of $3.8 million. The new cost basis for these securities has been written down to $3.2 million.

The Corporation’s investment portfolio also consists of overnight investments that were made into the Reserve Primary Fund (the “Fund”), a money market fund registered with the Securities and Exchange Commission as an investment company under the Investment Company Act of 1940. On September 22, 2008, the Fund announced that redemptions of shares of the Fund were suspended pursuant to an SEC order so that an orderly liquidation could be effected for the protection of the Fund’s investors. Through December 31, 2009, the Corporation has received five distributions from the Fund, totaling approximately 92 percent of its outstanding balance, leaving a remaining outstanding balance in the Fund of $2.943 million. On January 29, 2010, as part of the court order liquidation of the Fund, the Corporation received a sixth distribution or

CENTER BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 — Investment Securities  – (continued)

$2.446 million, bringing total distributions to date to approximately 99 percent. During the fourth quarter of 2009, the Corporation recorded a $364,000, or approximately 1 percent, other-than-temporary impairment charge to earnings relating to this court order liquidation of the Fund. The Corporation’s outstanding carrying balance in the Fund as of January 31, 2010 totaled $133,000. In 2010, the Corporation recorded approximately $30,000 to earnings as partial recovery of the OTTI charge. The Corporation’s outstanding carrying balance in the Fund as of December 31, 2011 was zero. Future liquidation distributions received by the Corporation, if any, will be recorded to earnings.

Temporarily Impaired Investments

For all other securities, the Corporation does not believe that the unrealized losses, which were comprised of 78 investment securities as of December 31, 2011, represent an other-than-temporary impairment. The gross unrealized losses associated with mortgage-backed securities, corporate bonds, asset-backed securities and tax-exempt securities are not considered to be other than temporary because their unrealized losses are related to changes in interest rates and do not affect the expected cash flows of the underlying collateral or issuer.

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

The Corporation evaluates all securities with unrealized losses quarterly to determine whether the loss is other than temporary. Unrealized losses in the mortgage-backed securities category consist primarily of U.S. agency and private issue collateralized mortgage obligations. Unrealized losses in the corporate debt securities category consist of single name corporate trust preferred securities, pooled trust preferred securities and corporate debt securities issued by large financial institutions. The decline in fair value is due in large part to the lack of an active trading market for these securities, changes in market credit spreads and rating agency downgrades. For collateralized mortgage obligations, management reviewed expected cash flows and credit support to determine if it was probable that all principal and interest would be repaid. None of the corporate issuers have defaulted on interest payments. Management concluded that these securities were not other-than-temporarily impaired at December 31, 2011. Future deterioration in the cash flow on collateralized mortgage obligations or the credit quality of these large financial institution issuers of corporate debt securities could result in impairment charges in the future.

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

CENTER BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 — Investment Securities  – (continued)

The following tables indicate gross unrealized losses not recognized in income and fair value, aggregated by investment category and the length of time individual securities have been in a continuous unrealized loss position at December 31, 2011 and December 31, 2010:

	December 31, 2011
	Total		Less than 12 Months		12 Months or Longer
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in Thousands)
Investment Securities Available-for-Sale:
Residential mortgage pass-through securities	$2,013	$(6)	$2,013	$(6)	$—	$—
Obligations of U.S. states and political subdivisions	4,352	(36)	4,352	(36)	—	—
Trust preferred securities	15,272	(4,394)	4,325	(996)	10,947	(3,398)
Corporate bonds and notes	97,043	(4,077)	89,534	(3,663)	7,509	(414)
Collateralized mortgage obligations	1,899	(1,327)	—	—	1,899	(1,327)
Asset-backed securities	3,884	(13)	3,884	(13)	—	—
Equity securities	1,242	(293)	—	—	1,242	(293)
Total	125,705	(10,146)	104,108	(4,714)	21,597	(5,432)
Investment Securities Held-to-Maturity:
Federal agency obligations	11,980	(34)	11,980	(34)	—	—
Collateralized mortgage obligations	6,207	(69)	6,207	(69)	—	—
Total	18,187	(103)	18,187	(103)	—	—
Total Temporarily Impaired Securities	$143,892	$(10,249)	$122,295	$(4,817)	$21,597	$(5,432)

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

Investment securities having a carrying value of approximately $98.7 million and $125.6 million at December 31, 2011 and 2010, respectively, were pledged to secure public deposits, short-term borrowings, and FHLB advances and for other purposes required or permitted by law.

Note 5 — Loans and the Allowance for Loan Losses

The following table sets forth the composition of the Corporation’s loan portfolio including net deferred fees and costs, at December 31, 2011 and 2010, respectively:

	2011	2010
	(Dollars in Thousands)
Commercial and industrial	$146,662	$121,034
Commercial real estate	408,010	372,001
Construction	39,382	49,744
Residential mortgage	160,999	165,154
Installment	957	511
Total loans	$756,010	$708,444

Included in the loan balances above are net deferred loan costs of $17,000 and $258,000 at December 31, 2011 and 2010, respectively.

At December 31, 2011 and 2010, loans to officers and directors aggregated approximately $10,279,000 and $5,456,000, respectively. During the year ended December 31, 2011, the Corporation made new loans to officers and directors in the amount of $6,875,000; payments by such persons during 2011 aggregated $2,052,000.

Management is of the opinion that the above loans were made on the same terms and conditions as those prevailing for comparable transactions with non-related borrowers.

CENTER BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 — Loans and the Allowance for Loan Losses  – (continued)

At December 31, 2011 and 2010 loan balances of approximately $469.5 million and $435.9 million were pledged to secure short term borrowings from the Federal Reserve Bank of New York and Federal Home Loan Bank Advances.

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

At December 31, 2011 and 2010, the net investment in direct financing lease consists of a minimum lease receivable of $4,870,000 and $5,026,000, respectively, and unearned interest income of $1,123,000 and $1,317,000, respectively, for a net investment in direct financing lease of $3,747,000 and $3,709,000, respectively. The net investment in direct financing lease is carried as a component of loans in the Corporation’s consolidated statements of condition.

Minimum future lease receipts of the direct financing lease are as follows:

For years ending December 31,	(Dollars in Thousands)
2012	$171
2013	216
2014	216
2015	228
2016	265
Thereafter	2,651
Total minimum future lease receipts	$3,747

The following table presents information about loan receivables on non-accrual status at December 31, 2011 and 2010:

	2011	2010
	(Dollars in Thousands)
Commercial and industrial	$125	$456
Commercial real estate	225	3,563
Construction	3,044	5,865
Residential mortgage	3,477	1,290
Total loans receivable on non-accrual status	$6,871	$11,174

CENTER BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 — Loans and the Allowance for Loan Losses  – (continued)

The Corporation continuously monitors the credit quality of its loans receivable. In addition to the internal staff, the Corporation utilizes the services of a third party loan review firm to rate the credit quality of its loans receivable. Credit quality is monitored by reviewing certain credit quality indicators. Assets classified “Pass” are deemed to possess average to superior credit quality, requiring no more than normal attention. Assets classified as “Special Mention” have generally acceptable credit quality yet possess higher risk characteristics/circumstances than satisfactory assets. Such conditions include strained liquidity, slow pay, stale financial statements, or other conditions that require more stringent attention from the lending staff. These conditions, if not corrected, may weaken the loan quality or inadequately protect the Corporation’s credit position at some future date. Assets are classified “Substandard” if the asset has a well defined weakness that requires management’s attention to a greater degree than for loans classified special mention. Such weakness, if left uncorrected, could possibly result in the compromised ability of the loan to perform to contractual requirements. An asset is classified as “Doubtful” if it is inadequately protected by the net worth and/or paying capacity of the obligor or of the collateral, if any, that secures the obligation. Assets classified as doubtful include assets for which there is a “distinct possibility” that a degree of loss will occur if the inadequacies are not corrected. All loans past due 90 days or more and all impaired loans are included in the appropriate category below. The following table presents information about the loan credit quality at December 31, 2011 and 2010:

Credit Quality Indicators

	December 31, 2011
	(Dollars in Thousands)
	Pass	Special Mention	Substandard	Doubtful	Total
Commercial and industrial	$143,048	$2,022	$1,592	$—	$146,662
Commercial real estate	371,365	24,282	12,363	—	408,010
Construction	36,338	—	3,044	—	39,382
Residential mortgage	155,326	—	5,673	—	160,999
Installment	957	—	—	—	957
Total loans	$707,034	$26,304	$22,672	$—	$756,010

Credit Quality Indicators

	December 31, 2010
	(Dollars in Thousands)
	Pass	Special Mention	Substandard	Doubtful	Total
Commercial and industrial	$116,741	$1,929	$2,364	$—	$121,034
Commercial real estate	345,096	15,383	11,522	—	372,001
Construction	43,879	—	3,588	2,277	49,744
Residential mortgage	161,558	—	3,596	—	165,154
Installment	511	—	—	—	511
Total loans	$667,785	$17,312	$21,070	$2,277	$708,444

CENTER BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 — Loans and the Allowance for Loan Losses  – (continued)

The following table provides an analysis of the impaired loans at December 31, 2011 and 2010:

Impaired Loans

	December 31, 2011
	(Dollars in Thousands)
No Related Allowance Recorded	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Commercial and industrial	$—	$—	$—	$292	$11
Commercial real estate	2,121	2,570	—	3,390	149
Construction	—	—	—	3,156	—
Total	$2,121	$2,570	$—	$6,838	$160

With An Allowance Recorded	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Commercial real estate	$4,180	$4,180	$567	$4,583	$258
Construction	3,044	3,584	200	3,048	18
Residential mortgage	4,601	4,601	318	4,572	102
Total	$11,825	$12,365	$1,085	$12,203	$378
Total
Commercial and industrial	$—	$—	$—	$292	$11
Commercial real estate	6,301	6,750	567	7,973	407
Construction	3,044	3,584	200	6,204	18
Residential mortgage	4,601	4,601	318	4,572	102
Total (including related allowance)	$13,946	$14,935	$1,085	$19,041	$538

Impaired Loans

	December 31, 2010
	(Dollars in Thousands)
No Related Allowance Recorded	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Commercial and industrial	$1,364	$1,908	$—	$1,933	$87
Commercial real estate	3,984	4,625	—	4,274	78
Construction	5,865	8,642	—	6,855	112
Residential mortgage	1,462	1,765	—	1,711	27
Total	$12,675	$16,940	$—	$14,773	$304

CENTER BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 — Loans and the Allowance for Loan Losses  – (continued)

With An Allowance Recorded	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Commercial real estate	$4,180	$4,180	$618	$4,181	$204
Residential mortgage	1,354	1,354	21	1,356	76
Total	$5,534	$5,534	$639	$5,537	$280
Total
Commercial and industrial	$1,364	$1,908	$—	$1,933	$87
Commercial real estate	8,164	8,805	618	8,455	282
Construction	5,865	8,642	—	6,855	112
Residential mortgage	2,816	3,119	21	3,067	103
Total (including related allowance)	$18,209	$22,474	$639	$20,310	$584

The Corporation defines an impaired loan as a loan for which it is probable, based on information available at the determination date, that the Corporation will not collect all amounts due under the contractual terms of the loan. At December 31, 2011, impaired loans were primarily collateral dependent, and totaled $13.9 million. Specific reserves of $1.1 million were assigned to impaired loans of $11.8 million. Other impaired loans in the amount of $2.1 million had no specific reserve. At December 31, 2009 average impaired loans were $6.9 million and related interest income recognized was $267,000.

Loans are considered to have been modified in a troubled debt restructuring when due to a borrower’s financial difficulties, the Corporation makes certain concessions to the borrower that it would not otherwise consider. Modifications may include interest rate reductions, principal or interest forgiveness, forbearance, and other actions intended to minimize economic loss and to avoid foreclosure or repossession of collateral. Generally, a non-accrual loan that has been modified in a troubled debt restructuring remains on non-accrual status for a period of six months to demonstrate that the borrower is able to meet the terms of the modified loan. However, performance prior to the modification, or significant events that coincide with the modification, are included in assessing whether the borrower can meet the new terms and may result in the loan being returned to accrual status at the time of loan modification or after a shorter performance period. If the borrower’s ability to meet the revised payment schedule is uncertain, the loan remains on non-accrual status. Included in impaired loans at December 31, 2011 are loans that are deemed troubled debt restructurings. Of these loans, $7.5 million, 81% of which are included in the tables above, are performing under the restructured terms and are accruing interest.

CENTER BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 — Loans and the Allowance for Loan Losses  – (continued)

The following table provides an analysis of the aging of loans, including deferred fees and costs, that are past due at December 31, 2011 and 2010:

Aging Analysis

	December 31, 2011
	(Dollars in Thousands)
	30 – 59 Days Past Due	60 – 89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Loans Receivable > 90 Days And Accruing
Commercial and Industrial	$137	$1,544	$125	$1,806	$144,856	$146,662	$—
Commercial Real Estate	1,331	5,335	1,254	7,920	400,090	408,010	1,029
Construction	—	—	3,044	3,044	36,338	39,382	—
Residential Mortgage	2,174	99	3,477	5,750	155,249	160,999	—
Installment	16	—	—	16	941	957	—
Total	$3,658	$6,978	$7,900	$18,536	$737,474	$756,010	$1,029

Aging Analysis

	December 31, 2010
	(Dollars in Thousands)
	30 – 59 Days Past Due	60 – 89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Loans Receivable > 90 Days And Accruing
Commercial and Industrial	$1,509	$476	$456	$2,441	$118,593	$121,034	$—
Commercial Real Estate	4,290	2,229	3,563	10,082	361,919	372,001	—
Construction	170	449	5,865	6,484	43,260	49,744	—
Residential Mortgage	1,814	309	2,004	4,127	161,027	165,154	714
Installment	9	—	—	9	502	511	—
Total	$7,792	$3,463	$11,888	$23,143	$685,301	$708,444	$714

CENTER BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 — Loans and the Allowance for Loan Losses  – (continued)

The following table details the amount of loans receivable that are evaluated individually, and collectively, for impairment, and the related portion of the allowance for loan loss that is allocated to each loan portfolio segment:

Allowance for loan and lease losses

	December 31, 2011 (Dollars in Thousands)
	C & I	Comm R/E	Construction	Res Mtge	Installment	Unallocated	Total
Allowance for loan and lease losses:
Individually evaluated for impairment	$—	$567	$200	$318	$—	$—	$1,085
Collectively evaluated for impairment	1,527	5,405	507	945	51	82	8,517
Total	$1,527	$5,972	$707	$1,263	$51	$82	$9,602
Loans Receivable
Individually evaluated for impairment	$953	$12,769	$3,044	$5,050	$—	$—	$21,816
Collectively evaluated for impairment	145,709	395,241	36,338	155,949	957	—	734,194
Total	$146,662	$408,010	$39,382	$160,999	$957	$—	$756,010

Allowance for loan and lease losses

	December 31, 2010
	(Dollars in Thousands)
	C & I	Comm R/E	Construction	Res Mtge	Installment	Unallocated	Total
Allowance for loan and lease losses:
Individually evaluated for impairment	$—	$618	$—	$21	$—	$—	$639
Collectively evaluated for impairment	1,272	5,097	551	1,017	52	239	8,228
Total	$1,272	$5,715	$551	$1,038	$52	$239	$8,867
Loans Receivable
Individually evaluated for impairment	$2,748	$11,960	$5,865	$1,354	$—	$—	$21,927
Collectively evaluated for impairment	118,286	360,041	43,879	163,800	511	—	686,517
Total	$121,034	$372,001	$49,744	$165,154	$511	$—	$708,444

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

CENTER BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 — Loans and the Allowance for Loan Losses  – (continued)

A summary of the activity in the allowance for loan losses is as follows:

	Year Ended December 31, 2011
	(Dollars in thousands)
	C & I	Comm R/E	Construction	Res Mtg	Installment	Unallocated	Total
Balance at January 1,	$1,272	$5,715	$551	$1,038	$52	$239	$8,867
Loans charged-off	(186)	(1,168)	(631)	(23)	(20)	—	(2,028)
Recoveries	240	15	—	53	7	—	315
Provision for loan losses	201	1,410	787	195	12	(157)	2,448
Balance at December 31,	$1,527	$5,972	$707	$1,263	$51	$82	$9,602

	For the Year Ended December 31,
	2011	2010	2009
	(Dollars in Thousands)
Balance at the beginning of year	$8,867	$8,711	$6,254
Provision for loan losses	2,448	5,076	4,597
Loans charged-off	(2,028)	(4,940)	(2,152)
Recoveries on loans previously charged-off	315	20	12
Balance at the end of year	$9,602	$8,867	$8,711

The amount of interest income that would have been recorded on non-accrual loans in 2011, 2010 and 2009 had payments remained in accordance with the original contractual terms was $378,000, $598,000 and $431,000, respectively.

At December 31, 2011, there were no commitments to lend additional funds to borrowers whose loans were non-accrual or contractually past due in excess of 90 days and still accruing interest.

The policy of the Corporation is to generally grant commercial, mortgage and installment loans to New Jersey residents and businesses within its market area. The borrowers’ abilities to repay their obligations are dependent upon various factors including the borrowers’ income and net worth, cash flows generated by the borrowers’ underlying collateral, value of the underlying collateral, and priority of the lender’s lien on the property. Such factors are dependent upon various economic conditions and individual circumstances beyond the control of the Corporation. The Corporation is therefore subject to risk of loss. The Corporation believes its lending policies and procedures adequately minimize the potential exposure to such risks and that adequate provisions for loan losses are provided for all known and inherent risks. Collateral and/or personal guarantees are required for a large majority of the Corporation’s loans.

CENTER BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 — Loans and the Allowance for Loan Losses  – (continued)

The following table presents information about the troubled debt restructurings (TDRs) by class transacted during the period indicated:

	Year Ended December 31, 2011
	Number of Loans	Pre-restructuring Outstanding Recorded Investment	Post-restructuring Outstanding Recorded Investment
	(Dollars in Thousands)
Troubled debt restructurings:
Commercial Real Estate	1	$1,719	$1,318
Residential Mortgage	5	1,624	1,575
Total	6	$3,343	$2,893

The Corporation charged off $450,000 in connection with loan modifications at the time of the modification during the twelve months ended December 31, 2011.

The Corporation had no loans modified as a TDR within the previous twelve months that subsequently defaulted during the twelve months ended December 31, 2011.

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

Loans modified in a troubled debt restructuring totaled $11.1 million at December 31, 2011 of which $3.7 million were on non-accrual status. The remaining loans modified were current at the time of the restructuring and have complied with the terms of their restructure agreement.

In an effort to proactively manage delinquent loans, the Corporation has selectively extended to certain borrowers concessions such as rate reductions, extension of maturity dates, principal or interest forgiveness, adjusted repayment terms, forbearance agreements, or combinations of two or more of these concessions. As of December 31, 2011, loans on which concessions were made with respect to adjusted repayment terms amounted to $1.7 million. Loans on which combinations of two or more concessions were made amounted to $9.4 million. The concessions granted included principal concessions, rate reduction, adjusted repayment, extended maturity and payment deferral.

CENTER BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 — Premises and Equipment

Premises and equipment are summarized as follows:

	Estimated Useful Life (Years)	2011	2010
	(Dollars in Thousands)
Land		$2,403	$2,403
Buildings	5 – 40	12,711	12,656
Furniture, fixtures and equipment	2 – 20	16,191	15,929
Leasehold improvements	5 – 30	1,839	1,839
Subtotal		33,144	32,827
Less: accumulated depreciation and amortization		20,817	19,890
Total premises and equipment, net		$12,327	$12,937

Depreciation and amortization expense of premises and equipment for the three years ended December 31, amounted to $926,000 in 2011, $1,096,000 in 2010 and $1,369,000 in 2009, respectively.

Note 7 — Goodwill and Other Intangible Assets

Goodwill

Goodwill allocated to the Corporation as of December 31, 2011 and 2010 was $16,804,000. There were no changes in the carrying amount of goodwill during the fiscal years ended December 31, 2011 and 2010.

The table below provides information regarding the carrying amounts and accumulated amortization of amortized intangible assets as of the dates set forth below.

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Dollars in Thousands)
As of December 31, 2011:
Core deposits	$703	$(605)	$98
Total intangible assets	703	(605)	98
As of December 31, 2010:
Core deposits	$703	$(548)	$155
Total intangible assets	703	(548)	155

The current year and estimated future amortization expense for amortized intangible assets was $57,000 for 2011 and $44,000, $31,000, $18,000, $5,000 and $0, respectively, for 2012, 2013, 2014, 2015 and 2016.

CENTER BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 — Deposits

Time Deposits

As of December 31, 2011 and 2010, the Corporation's total time deposits were $194.6 million and $181.6 million, respectively. As of December 31, 2011, the contractual maturities of these time deposits were as follows:

(dollars in thousands)	Amount
2012	$155,247
2013	21,989
2014	7,240
2015	2,099
2016	8,008
Thereafter	—
Total	$194,583

The amount of time deposits with balances of $100,000 or more was $137.9 million and $119.7 million as of December 31, 2011 and 2010, respectively. As of December 31, 2011, the contractual maturities of these time deposits were as follows:

(dollars in thousands)	Amount
Three Months or Less	$55,959
Over Three Months through Six Months	36,460
Over Six Months through Twelve Months	16,702
Over Twelve Months	28,877
Total	$137,998

Note 9 — Borrowed Funds:

Short-term borrowings at December 31, 2011 and 2010 consisted of the following:

	2011	2010
	(Dollars in Thousands)
Securities sold under agreements to repurchase	$—	$28,855
Federal funds purchased and FHLB short-term advances	—	13,000
Total short-term borrowings	$—	$41,855

The weighted average interest rates for short-term borrowings at December 31, 2011 and 2010 were zero percent and 0.27 percent, respectively.

Long-term borrowings at December 31, 2011 and 2010 consisted of the following:

	2011	2010
	(Dollars in Thousands)
FHLB long-term advances	$120,000	$130,000
Securities sold under agreements to repurchase	41,000	41,000
Total long-term borrowings	$161,000	$171,000

Securities sold under agreements to repurchase had average balances of $67.4 million and $86.1 million for the years ended December 31, 2011 and 2010, respectively. The maximum amount outstanding at any month end during 2011 and 2010 was $84.8 million and $95.9 million, respectively. The average interest rate paid on securities sold under agreements to repurchase were 3.39 percent and 2.97 percent for the years ended

CENTER BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 — Borrowed Funds:  – (continued)

December 31, 2011 and 2010, respectively. Overnight federal funds purchased averaged $2.9 million during 2011 as compared to $0.4 million during 2010.

The weighted average interest rates on long term borrowings at December 31, 2011 and 2010 were 3.93 percent and 4.02 percent, respectively. The maximum amount outstanding at any month-end during 2011 and 2010 was $161.0 million and $223.1 million, respectively. The average interest rates paid on Federal Home Loan Bank advances were 3.51 percent and 3.95 percent for the years ended December 31, 2011 and 2010, respectively.

At December 31, 2011 and 2010, advances from the Federal Home Loan Bank of New York (“FHLB”) amounted to $120.0 million and $130.0 million, respectively. The FHLB advances had a weighted average interest rate of 3.46 percent and 3.61 percent at December 31, 2011 and 2010, respectively. These advances are secured by pledges of FHLB stock, 1 – 4 family residential mortgages, commercial real estate mortgages and U.S. Government and Federal Agency obligations. The advances are subject to quarterly call provisions at the discretion of the FHLB and at December 31, 2011 and 2010, are contractually scheduled for repayment as follows:

	2011	2010
	(Dollars in Thousands)
2011	$—	$10,000
2013	5,000	5,000
2016	20,000	20,000
2017	55,000	55,000
2018	40,000	40,000
Total	$120,000	$130,000

The securities sold under repurchase agreements to other counterparties included in long-term debt totaled $41.0 million at December 31, 2011 and 2010. The weighted average rates were 5.31 percent at December 31, 2011 and 2010. The schedule for contractual repayment is as follows:

	2011	2010
	(Dollars in Thousands)
2011	$—	$—
2015	10,000	10,000
2017	15,000	15,000
2018	16,000	16,000
Total	$41,000	$41,000

Note 10 — Subordinated Debentures:

During 2003, the Corporation formed a statutory business trust, which exists for the exclusive purpose of (i) issuing Trust Securities representing undivided beneficial interests in the assets of the Trust; (ii) investing the gross proceeds of the Trust securities in junior subordinated deferrable interest debentures (subordinated debentures) of the Corporation; and (iii) engaging in only those activities necessary or incidental thereto. These subordinated debentures and the related income effects are not eliminated in the consolidated financial statements as the statutory business trust is not consolidated in accordance with FASB ASC 810-10. Distributions on the subordinated debentures owned by the subsidiary trust have been classified as interest expense in the Consolidated Statements of Income.

CENTER BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10 — Subordinated Debentures:  – (continued)

The following table summarizes the mandatory redeemable trust preferred securities of the Corporation’s Statutory Trust II at December 31, 2011.

Issuance Date	Securities Issued	Liquidation Value	Coupon Rate	Maturity	Redeemable by Issuer Beginning
12/19/03	$5,000,000	$1,000 per Capital Security	Floating 3-month LIBOR + 285 Basis Points	01/23/2034	01/23/2009

Note 11 — Income Taxes

The current and deferred amounts of income tax expense for the years ended December 31, 2011, 2010 and 2009, respectively, are as follows:

	2011	2010	2009
	(Dollars in Thousands)
Current:
Federal	$3,818	$(27)	$(19)
State	187	198	146
Subtotal	4,005	171	127
Deferred:
Federal	2,157	(191)	824
State	1,249	242	(5)
Subtotal	3,406	51	819
Income tax expense	$7,411	$222	$946

Reconciliation between the amount of reported income tax expense and the amount computed by applying the statutory Federal income tax rate is as follows:

	2011	2010	2009
	(Dollars in Thousands)
Income before income tax expense	$21,337	$7,226	$4,717
Federal statutory rate	35%	34%	34%
Computed “expected” Federal income tax expense	7,468	2,457	1,604
State tax, net of Federal tax benefit	933	291	93
Bank owned life insurance	(363)	(417)	(393)
Tax-exempt interest and dividends	(595)	(75)	(334)
Tax on Bank Owned Life Insurance policy surrender gain	—	539	—
Reversal of unrealized tax benefit & interest	—	(2,551)	—
Other, net	(32)	(22)	(24)
Income tax	$7,411	$222	$946

CENTER BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11 — Income Taxes  – (continued)

The tax effects of temporary differences that give rise to significant portions of the deferred tax asset and deferred tax liability at December 31, 2011 and 2010 are presented in the following table:

	2011	2010
	(Dollars in Thousands)
Deferred tax assets:
Impaired assets	$2,820	$2,621
Allowance for loan losses	3,810	3,358
Employee benefit plans	13	59
Unrealized losses on securities available-for-sale	1,154	3,462
Pension actuarial losses	2,150	1,566
Other	512	656
Federal AMT Credits	854	3,874
NJ NOL	373	1,258
NJ AMA credits	210	213
Total deferred tax assets	$11,896	$17,067
Deferred tax liabilities:
Depreciation	$303	$298
Market discount accretion	43	29
Deferred loan costs, net of fees	397	435
Purchase accounting	40	62
Total deferred tax liabilities	783	824
Net deferred tax asset	$11,113	$16,243

Based on the Corporation’s historical and current taxable income and the projected future taxable income, management believes it is more likely than not that the Corporation will realize the benefit of the net deductible temporary differences existing at December 31, 2011 and 2010, respectively.

At December 31, 2011, the Corporation has no federal income tax loss carry forwards, and has state income tax loss carry forwards of approximately $6.4 million, which have expirations beginning in the year 2014.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, the projected future taxable income, and tax planning strategies in making this assessment. During 2011 and 2010, based on the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, the Corporation believes the net deferred tax assets are more likely than not to be realized.

The Corporation’s federal income tax returns are open and subject to examination from the 2008 tax return year and forward. The Corporation’s state income tax returns are generally open from the 2007 and later tax return years based on individual state statute of limitations.

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

A substantial portion of the Bank’s loans are secured by real estate located in New Jersey. Accordingly, the collectability of a substantial portion of the loan portfolio of the Bank is susceptible to changes in the real estate market.

The following table provides a summary of financial instruments with off-balance sheet risk at December 31, 2011 and 2010:

	2011	2010
	(Dollars in Thousands)
Commitments under commercial loans and lines of credit	$90,866	$77,786
Home equity and other revolving lines of credit	49,203	50,131
Outstanding commercial mortgage loan commitments	32,938	32,554
Standby letters of credit	1,800	2,225
Performance letters of credit	20,482	12,019
Outstanding residential mortgage loan commitments	—	250
Overdraft protection lines	5,850	4,898
Other consumer	—	—
Total	$201,139	$179,863

Other expenses include rentals for premises and equipment of $710,000 in 2011, $692,000 in 2010 and $704,000 in 2009. At December 31, 2011, the Corporation was obligated under a number of non-cancelable leases for premises and equipment, many of which provide for increased rentals based upon increases in real estate taxes and the cost of living index. These leases, most of which have renewal provisions, are principally operating leases. Minimum rentals under the terms of these leases for the years 2012 through 2016 are $625,000, $500,000, $533,000, $538,000 and $408,000, respectively. Minimum rentals due 2017 and after are $3,911,000.

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

Note 13 — Stockholders’ Equity and Regulatory Requirements

On January 12, 2009, the Corporation issued $10 million in nonvoting senior preferred stock to the U.S. Department of Treasury under the Capital Purchase Program. As part of the transaction, the Corporation also issued warrants to the U.S. Treasury to purchase 173,410 shares of common stock of the Corporation at an exercise price of $8.65 per share. As previously announced, the Corporation’s voluntary participation in the

CENTER BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13 — Stockholders’ Equity and Regulatory Requirements  – (continued)

Capital Purchase Program amounted to approximately 50 percent of what the Corporation had qualified for under the U.S. Treasury program. The Corporation believed that its participation in this program would strengthen its current well-capitalized position. The funding was used to support future loan growth. As a result of the successful completion of the rights offering in October 2009, the number of shares underlying the warrants held by the U.S. Treasury was reduced to 86,705 shares, or 50 percent of the original 173,410 shares as outlined by the provisions of the Capital Purchase Program.

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

On December 7, 2011, the Corporation repurchased the warrants issued on January 12, 2009 to the U.S. Treasury as part of its participation in the U.S. Treasury’s TARP Capital Purchase Program. In the repurchase, the Corporation paid the U.S. Treasury $245,000 for the warrants.

Federal Deposit Insurance Corporation (“FDIC”) and the Board of Governors of the Federal Reserve System (“FRB”) regulations require banks to maintain minimum levels of regulatory capital. Under the regulations in effect at December 31, 2011, the Bank was required to maintain (i) a minimum leverage ratio of Tier I capital to total adjusted assets of 4.00 percent, and (ii) minimum ratios of Tier I and total capital to risk-weighted assets of 4.00 percent and 8.00 percent, respectively.

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

The foregoing capital ratios are based in part on specific quantitative measures of assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by the regulators about capital components, risk weightings and other factors. The Comptroller of the Currency (“OCC”) has established higher minimum capital ratios for the Bank effective as of December 31, 2009: Tier 1 Risk-Based Capital of 10.0 percent, Total Risk-Based Capital of 12.0 percent and Tier 1 Leverage Capital of 8.0 percent. Similar categories apply to bank holding companies. At December 31, 2011, the Bank’s capital ratios were all above the minimum levels required.

At December 31, 2011, management believes that the Bank and the Parent Corporation met all capital adequacy requirements to which they are subject.

The following is a summary of the Bank’s and the Parent Corporation’s actual capital amounts and ratios as of December 31, 2011 and 2010, compared to the FRB and FDIC minimum capital adequacy requirements and the FRB and FDIC requirements for classification as a well-capitalized institution.

CENTER BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13 — Stockholders’ Equity and Regulatory Requirements  – (continued)

	Union Center National Bank		Minimum Capital Adequacy		For Classification Under Corrective Action Plan as Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
December 31, 2011 Leverage (Tier 1) capital	$127,473	9.15%	$55,726	4.00%	$69,657	5.00%
Risk-Based Capital:
Tier 1	$127,473	11.81%	$43,175	4.00%	$64,762	6.00%
Total	137,075	12.70%	86,346	8.00%	107,933	10.00%
December 31, 2010 Leverage (Tier 1) capital	$112,601	9.56%	$48,088	4.00%	$59,262	5.00%
Risk-Based Capital:
Tier 1	$112,601	12.83%	$35,116	4.00%	$52,674	6.00%
Total	121,468	13.84%	70,232	8.00%	87,790	10.00%

	Parent Corporation		Minimum Capital Adequacy		For Classification as Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
December 31, 2011 Leverage (Tier 1) capital	$129,437	9.29%	$55,732	4.00%	$69,665	5.00%
Risk-Based Capital:
Tier 1	$129,437	12.00%	$43,146	4.00%	$64,719	6.00%
Total	139,039	12.89%	86,293	8.00%	N/A	N/A
December 31, 2010 Leverage (Tier 1) capital	$116,600	9.90%	$48,098	4.00%	$59,275	5.00%
Risk-Based Capital:
Tier 1	$116,600	13.28%	$35,124	4.00%	$52,686	6.00%
Total	125,467	14.29%	70,248	8.00%	N/A	N/A

The Corporation issued $5.2 million of subordinated debentures in 2003. These securities are included as a component of Tier 1 Capital for regulatory purposes.

On March 1, 2005, the Federal Reserve adopted a final rule that allows the continued inclusion of outstanding and prospective issuances of trust preferred securities in the Tier I Capital of bank holding companies, subject to stricter quantitative limits and qualitative standards. The new quantitative limits became effective after a five-year transition period ended March 31, 2009. Under the final rules, trust preferred securities and other restricted core capital elements are limited to 25% of all core capital elements. Amounts of restricted core capital elements in excess of these limits may be included in Tier II Capital. Based on a review of the final rule, the Corporation believes that its trust preferred issues qualify as Tier I Capital. However, in the event that the trust preferred issues do not qualify as Tier I Capital, the Corporation would remain well-capitalized.

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

Disclosure of comprehensive income for the years ended December 31, 2011, 2010 and 2009 is presented in the Consolidated Statements of Changes in Stockholders’ Equity. The table below provides a reconciliation of the components of other comprehensive income to the disclosure provided in the statement of changes in stockholders’ equity.

The components of other comprehensive income (loss), net of taxes, were as follows for the following fiscal years ended December 31:

	Years Ended December 31,
	2011	2010	2009
	(Dollars in Thousands)
Reclassification adjustments for OTTI losses included in income	$342	$5,576	$4,238
Unrealized gains (losses) on available for sale securities	8,990	3,822	(2,827)
Reclassification adjustment for realized gains arising during this period	(3,976)	(4,237)	(4,729)
Net unrealized gains (losses) on available-for-sale securities	5,356	5,161	(3,318)
Unrealized holding gains on securities transferred from available-for-sale to held-to-maturity securities	245	—	—
Net unrealized gains (losses)	5,601	5,161	(3,318)
Tax effect	(2,307)	(2,060)	1,354
Net of tax amount	3,294	3,101	(1,964)
Actuarial (loss) gain	(1,649)	—	25
Tax effect	584	—	(10)
Net of tax amount	(1,065)	—	15
Net actuarial gains	—	—	142
Tax effect	—	—	(57)
Net of tax amount	—	—	85
Other comprehensive income (loss), net of tax	$2,229	$3,101	$(1,864)

CENTER BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14 — Comprehensive Income  – (continued)

Accumulated other comprehensive loss at December 31, 2011 and 2010 consisted of the following:

	2011	2010
	(Dollars in Thousands)
Investment securities available for sale, net of tax	$(2,196)	$(5,327)
Unamortized component of securities transferred from available-for-sale to held-to-maturity, net of tax	163	—
Defined benefit pension and post-retirement plans, net of tax	(3,413)	(2,348)
Total	$(5,446)	$(7,675)

Note 15 — Pension and Other Benefits

Defined Benefit Plans

The Corporation maintained a non-contributory pension plan for substantially all of its employees until September 30, 2007, at which time the Corporation froze its defined benefit pension plan. The benefits are based on years of service and the employee’s compensation over the prior five-year period. The plan’s benefits are payable in the form of a ten year certain and life annuity. The plan is intended to be a tax-qualified defined benefit plan under Section 401(a) of the Internal Revenue Code. The Pension Plan, which has been in effect since March 15, 1950, generally covers employees of Union Center National Bank and the Parent Corporation who have attained age 21 and completed one year of service prior to September 30, 2007. Payments may be made under the Pension Plan once attaining the normal retirement age of 65 and is generally equal to 44 percent of a participant’s highest average compensation over a 5-year period.

The following table sets forth changes in projected benefit obligation, changes in fair value of plan assets, funded status, and amounts recognized in the consolidated statements of condition for the Corporation’s pension plans at December 31, 2011 and 2010.

	2011	2010
	(Dollars in Thousands)
Change in Benefit Obligation:
Projected benefit obligation at beginning of year	$11,032	$10,660
Service cost	—	—
Interest cost	589	601
Actuarial loss	1,335	393
Benefits paid	(611)	(622)
Projected benefit obligation at end of year	$12,345	$11,032
Change in Plan Assets:
Fair value of plan assets at beginning year	$6,993	$6,652
Actual return on plan assets	(111)	663
Employer contributions	491	300
Benefits paid	(611)	(622)
Fair value of plan assets at end of year	$6,762	$6,993
Funded status	$(5,583)	$(4,039)

Amounts related to unrecognized actuarial losses for the plan, on a pre-tax basis, that have been recognized in accumulated other comprehensive loss amounted to $5,563,000 and $3,914,000 at December 31, 2011 and 2010, respectively.

CENTER BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15 — Pension and Other Benefits  – (continued)

The net periodic pension cost for 2011, 2010 and 2009 includes the following components:

	2011	2010	2009
	(Dollars in Thousands)
Service cost	$—	$—	$—
Interest cost	589	601	606
Expected return on plan assets	(381)	(413)	(288)
Net amortization and deferral	179	130	—
Net periodic pension expense	$387	$318	$318

The following table presents the assumptions used to calculate the projected benefit obligation in each of the last three years.

	2011	2010	2009
Discount rate	4.64%	5.25%	5.75%
Rate of compensation increase	N/A	N/A	N/A
Expected long-term rate of return on plan assets	5.50%	6.25%	5.00%

The following information is provided at December 31:

	2011	2010	2009
	(Dollars in Thousands)
Information for Plans With a Benefit Obligation in Excess of Plan Assets
Weighted average assumptions used to determine net periodic benefit cost for years ended December 31
Discount rate	5.25%	5.75%	6.25%
Expected long-term return on plan assets	5.50%	6.25%	5.00%
Rate of compensation increase	N/A	N/A	N/A

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

Plan Assets

The Union Center National Bank Pension Trust’s weighted-average asset allocation at December 31, 2011, 2010 and 2009, by asset category, is as follows:

Asset Category	2011	2010	2009
Equity securities	47%	44%	44%
Debt and/or fixed income securities	41%	37%	46%
Alternative investments, including commodities, foreign currency and real estate	4%	—%	5%
Cash and other alternative investments, including hedge funds, equity structured notes	8%	19%	5%
Total	100%	100%	100%

CENTER BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15 — Pension and Other Benefits  – (continued)

The general investment policy of the Pension Trust is for the fund to experience growth in assets that will allow the market value to exceed the value of benefit obligations over time. Appropriate diversification on a total fund basis is achieved by following an allowable range of commitment within asset category, as follows:

	Range	Target
Equity securities	21 – 32%	26%
Debt and/or fixed income securities	33 – 49%	41%
International equity	18 – 27%	22%
Short term	N/A	N/A
Other	8 – 13%	11%

The fair values of the Corporation’s pension plan assets at December 31, 2011 and 2010, by asset category, are as follows:

	December 31, 2011	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in Thousands)
Cash	$512	$512	$—	$—
Equity securities:
U.S. companies	1,788	1,788	—	—
International companies	1,405	1,405	—	—
U.S. Treasury securities	2,798	2,798	—	—
Commodities	259	259	—	—
Total	$6,762	$6,762	$—	$—

	December 31, 2010	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in Thousands)
Cash	$1,379	$1,379	$—	$—
Equity Securities:
U.S. companies	1,522	1,522	—	—
International companies	1,534	1,534	—	—
U.S. Treasury securities	2,378	2,378	—	—
Corporate bonds	180	180	—	—
Total	$6,993	$6,993	$—	$—

CENTER BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15 — Pension and Other Benefits  – (continued)

The following table presents the changes in pension plan asset with significant unobservable inputs (Level 3) for the year ended December 31:

	2011	2010
	(Dollars in Thousands)
Beginning balance, January 1,	$—	$331
Actual return on plan assets:
Relating to assets still held at the reporting date	—	—
Relating to assets sold during the period	—	8
Purchases, sales and settlements	—	(339)
Transfers out of Level 3	—	—
Ending balance, December 31,	$—	$—

The investment manager is not authorized to purchase, acquire or otherwise hold certain types of market securities (subordinated bonds, real estate investment trusts, limited partnerships, naked puts, naked calls, stock index futures, oil, gas or mineral exploration ventures or unregistered securities) or to employ certain types of market techniques (margin purchases or short sales) or to mortgage, pledge, hypothecate, or in any manner transfer as security for indebtedness, any security owned or held by the Plan.

Cash Flows

Contributions

The Bank expects to contribute $453,000 to its Pension Trust in 2012.

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

The Bank has elected to apply the Pension Relief Act Fifteen Year amortization of the Shortfall Amortization Base for its 2012 minimum funding requirement. The minimum amount to be funded is $453,000, as noted above, by December 31, 2012 with the understanding that fully funding the plan earlier than this date will lower this amount and that funding the plan after this date will increase this amount. As noted, this amount is the minimum required funding amount. The Bank does have the option of funding above this amount but has contributed the minimum historically.

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid in each year 2012, 2013, 2014, 2015, 2016 and years 2017-2021, respectively: $701,241, $717,192, $775,137, $767,674, $772,132 and $3,980,680.

401(k) Benefit Plan

The Corporation maintains a 401(k) employee savings plan to provide for defined contributions which covers substantially all employees of the Corporation. The Corporation’s contribution to its 401(k) plan provides a dollar-for-dollar matching contribution up to six percent of salary deferrals. For 2011, 2010 and 2009, employer contributions amounted to $358,000, $294,000 and $266,000, respectively.

Note 16 — Stock Based Compensation

Stock Option Plans

At December 31, 2011, the Corporation maintained two stock-based compensation plans from which new grants could be issued. The 2009 Equity Incentive Plan permits the grant of “incentive stock options” as

CENTER BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16 — Stock Based Compensation  – (continued)

defined under the Internal Revenue Code, non-qualified stock options, restricted stock awards and restricted stock unit awards to employees, including officers, and consultants of the Corporation and its subsidiaries. The 2003 Non-Employee Director Stock Option Plan permits the grant of non-qualified stock options to the Corporation’s non-employee directors. An aggregate of 394,417 shares remain available for grant under the 2009 Equity Incentive Plan and an aggregate of 431,003 shares remain available for grant under the 2003 Non-Employee Director Stock Option Plan. Such shares may be treasury shares, newly issued shares or a combination thereof.

Options have been granted to purchase common stock principally at the fair market value of the stock at the date of grant. Options vest over a three year vesting period starting one year after the date of grant and generally expire ten years from the date of grant.

The total compensation expense related to these plans was $35,000, $51,000 and $77,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

As a result of the compensation expense related to stock options: (i) for the year ended December 31, 2011, the Corporation’s income before income taxes and net income was reduced by $35,000 and $21,000, respectively; (ii) for the year ended December 31, 2010, the Corporation’s income before income taxes and net income was reduced by $51,000 and $31,000, respectively; and (iii) for the year ended December 31, 2009, the Corporation’s income before income taxes and net income was reduced by $77,000 and $51,000, respectively.

Under the principal option plans, the Corporation may grant restricted stock awards to certain employees. Restricted stock awards are non-vested stock awards. Restricted stock awards are independent of option grants and are generally subject to forfeiture if employment terminates prior to the release of the restrictions. Such awards generally vest during a period specified at the date of grant. During that period, ownership of the shares cannot be transferred. Restricted stock has the same cash dividend and voting rights as other common stock and is considered to be currently issued and outstanding. The Corporation expenses the cost of the restricted stock awards, which is determined to be the fair market value of the shares at the date of grant, ratably over the period during which the restrictions lapse. During 2011, 2,780 shares were awarded while in 2010, 2,803 shares were awarded. During 2009, no shares were awarded. All shares were issued from Treasury shares. The amount of compensation cost related to restricted stock awards included in salary expense was $25,000, $25,000 and zero in 2011, 2010 and 2009, respectively. As of December 31, 2011, all shares relating to restricted stock awards were vested. Thus, there were no restricted stock awards outstanding at December 31, 2011.

Options covering 27,784, 38,203 and 38,203 shares were granted on March 1, 2011, March 1, 2010 and March 1, 2009, respectively. The fair value of share-based payment awards was estimated using the Black-Scholes option pricing model with the following assumptions and weighted average fair values:

	2011	2010	2009
Weighted average fair value of grants	$1.89	$2.16	$1.48
Risk-free interest rate	2.19%	2.29%	1.90%
Dividend yield	1.32%	1.41%	4.69%
Expected volatility	22.25%	28.60%	33.00%
Expected life in months	65	62	69

CENTER BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16 — Stock Based Compensation  – (continued)

Option activity under the principal option plans as of December 31, 2011 and changes during the twelve months ended December 31, 2011 were as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2010	198,946	$9.75
Granted	27,784	9.11
Exercised	(42,495)	7.23
Forfeited/cancelled/expired	(12,857)	11.75
Outstanding at December 31, 2011	171,378	$10.01	5.93	$111,309
Exercisable at December 31, 2011	105,388	$10.75	4.48	$41,611

The aggregate intrinsic value of options above represents the total pre-tax intrinsic value (the difference between the Corporation’s closing stock price on the last trading day of the twelve-months of fiscal 2011 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2011. This amount changes based on the fair market value of the Parent Corporation’s stock.

As of December 31, 2011, $59,000 of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 1.39 years. Changes in options outstanding during the past three years were as follows:

Stock Option Plan	Shares	Exercise Price Range per Share
Outstanding, December 31, 2008 (125,468 shares exercisable)	185,164	$6.07 to $15.73
Granted during 2009	38,203	$7.67
Exercised during 2009	(9,289)	$6.07
Expired or canceled during 2009	(22,076)	$6.07 to $15.73
Outstanding, December 31, 2009 (124,271 shares exercisable)	192,002	$7.67 to $15.73
Granted during 2010	38,203	$8.53
Exercised during 2010	0	$0.00
Expired or canceled during 2010	(31,259)	$7.67 to $15.73
Outstanding, December 31, 2010 (138,898) shares exercisable)	198,946	$7.67 to $15.73
Granted during 2011	27,784	$9.11
Exercised during 2011	(42,495)	$7.71
Expired or canceled during 2011	(12,857)	$10.50 to $15.73
Outstanding, December 31, 2011 (105,388) shares exercisable)	171,378	$7.67 to $15.73

Under the Director Stock Option Plan, there were stock options granted with a weighted average fair value of 27,784 and $1.89, 38,203 and $2.16 and 38,203 and $1.48 during the years ended December 31, 2011, 2010 and 2009, respectively. There were 2,780, 2,803 and zero share stock options granted under the Employee Stock Incentive Plan during the years ended December 31, 2011, 2010 and 2009, respectively.

Note 17 — Dividends and Other Restrictions

Certain restrictions, including capital requirements, exist on the availability of undistributed net profits of the Bank for the future payment of dividends to the Parent Corporation. A dividend may not be paid if it would impair the capital of the Bank. Furthermore, prior approval by the Comptroller of the Currency is

CENTER BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17 — Dividends and Other Restrictions  – (continued)

required if the total of dividends declared in a calendar year exceeds the total of the Bank’s net profits for that year combined with the retained profits for the two preceding years. The Office of the Comptroller of the Currency (the “OCC”) has determined that the Memorandum of Understanding (the “MOU”) that had previously been entered into by the Bank is no longer required and, accordingly, the OCC has terminated the MOU. Therefore, the Bank may declare dividends without prior approval of the OCC. At December 31, 2011, approximately $22.3 million was available for payment of dividends based on the preceding guidelines.

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

CENTER BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 18 — Fair Value Measurements and Fair Value of Financial Instruments  – (continued)

The following information should not be interpreted as an estimate of the fair value of the entire Corporation since a fair value calculation is only provided for a limited portion of the Corporation’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Corporation’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Corporation’s assets measured at fair value on a recurring basis at December 31, 2011 and December 31, 2010:

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

At December 31, 2011, the Corporation’s two pooled trust preferred securities, ALESCO 6 and ALESCO 7, and one private label collateralized mortgage obligation were classified as Level 3. Market pricing for the Level 3 securities varied widely from one pricing service to another based on the lack of trading. As such, these securities were considered to no longer have readily observable market data that was accurate to support a fair value as prescribed by FASB ASC 820-10-05. The fair value measurement objective remained the same in that the price received by the Corporation would result from an orderly transaction (an exit price notion) and that the observable transactions considered in fair value were not forced liquidations or distressed sales at the measurement date.

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

Since June 30, 2008, the market for these TRUPS has become increasingly inactive. The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which these TRUPS trade and then by a significant decrease in the volume of trades relative to historical levels as well as other relevant factors. At December 31, 2011, the Corporation determined that the market for similar TRUPS had stabilized. That determination was made considering that there are more observable transactions for similar TRUPS, the prices for those transactions that have occurred are current and or represent fair value, and the

CENTER BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 18 — Fair Value Measurements and Fair Value of Financial Instruments  – (continued)

observable prices for those transactions have stabilized over time, thus increasing the potential relevance of those observations. However, the Corporation’s three TRUPS at December 31, 2011 have been classified within Level 3 because the Corporation determined that significant adjustments using unobservable inputs are required to determine a true fair value at the measurement date.

The Corporation owns three variable rate private label collateralized mortgage obligations (CMOs), which were also evaluated for impairment. The Variable Rate Collateralized Mortgage Obligations were originally issued in 2006 and are 30 year Adjustable Rate Mortgage loans secured by a first lien, fully amortizing one-to-four residential mortgage loans. The tranche purchased was a Super Senior with an original credit rating of AAA/AA. The top five states geographic concentration comprised in the deal were California 18.2 percent, Arizona 10.5 percent, Virginia 6.1 percent, Florida 6.5 percent and Nevada 6.3 percent. No one state exceeded a 25 percent concentration. These states have been heavily impacted by the financial crises and as such have sustained heavy delinquencies affecting the credit rating of the security. Management had applied aggressive default rates to identify if any credit impairment exists, as these bonds were downgraded to below investment grade. The Corporation recorded $324,000 in principal losses on these bonds in 2011, and expects additional losses in future periods. As such, management determined that an other-than-temporary impairment charge exists and recorded a $18,000 write down to the bonds, which represents 0.5 percent of the par amount of $3.8 million. The new cost basis for these securities has been written down to $3.2 million and the fair value is $1.9 million.

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

The fair value as of December 31, 2011 was determined by discounting the expected cash flows over the life of the security. The discount rate was determined by deriving a discount rate when the markets were considered more active for this type of security. To this estimated discount rate, additions were made for more liquid markets and increased credit risk as well as assessing the risks in the security, such as default risk and severity risk. The securities continue to make scheduled cash flows and no material cash flow payment defaults have occurred to date.

Securities Held-to-Maturity

The fair value of the Company’s investment securities held-to-maturity was primarily measured using information from a third-party pricing service.

Loans Held for Sale

Loans held for sale are required to be measured at the lower of cost or fair value. Under FASB ASC 820-10-05, market value is to represent fair value. Management obtains quotes or bids on all or part of these loans directly from the purchasing financial institutions.

Loans Receivable

The fair value of performing loans, except residential mortgages, is calculated by discounting scheduled cash flows through the estimated maturity using estimated market discount rates that reflect the credit and interest rate risks inherent in the loan. The estimate of maturity is based on the historical experience of the Bank with prepayments for each loan classification, modified as required by an estimate of the effect of current economic and lending conditions. For performing residential mortgage loans, fair value is estimated by discounting contractual cash flows adjusted for prepayment estimates using discount rates based on secondary market sources adjusted to reflect differences in servicing and credit costs.

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

Deposits

The fair value of deposits with no stated maturity, such as non-interest-bearing demand deposits, savings and interest-bearing checking accounts, and money market and checking accounts, is equal to the amount payable on demand as of December 31, 2011 and 2010. The fair value of certificates of deposit is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

For financial assets and liabilities measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2011 and December 31, 2010 are as follows:

CENTER BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 18 — Fair Value Measurements and Fair Value of Financial Instruments  – (continued)

	December 31, 2011	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in Thousands)
Financial Instruments Measured at Fair Value on a Recurring Basis:
Federal agency obligations	$24,969	$2,004	$22,965	$—
Residential mortgage pass-through securities	115,364	—	115,364	—
Obligations of U.S. states and political subdivision	69,173	397	68,776
Trust preferred securities	16,187	—	15,971	216
Corporate bonds and notes	173,117	2,000	171,117	—
Collateralized mortgage obligations	1,899	—	—	1,899
Asset-backed securities	7,653	—	7,653	—
Equity securities	6,145	6,145	—	—
Securities available-for-sale	$414,507	$10,546	$401,846	$2,115

	December 31, 2010	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in Thousands)
Financial Instruments Measured at Fair Value on a Recurring Basis:
U.S. Treasury and agency securities	$6,995	$6,995	$—	$—
Federal agency obligations	68,481	—	68,481	—
Mortgage backed securities	177,733	—	177,733
Obligations of U.S. states and political subdivision	37,225	16,936	20,289	—
Trust preferred securities	18,731	—	18,589	142
Corporate bonds and notes	61,434	—	61,434	—
Collateralized mortgage obligations	2,728	—	—	2,728
Equity securities	4,753	4,753	—	—
Securities available-for-sale	$378,080	$28,684	$346,526	$2,870

CENTER BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 18 — Fair Value Measurements and Fair Value of Financial Instruments  – (continued)

The fair values used by the Corporation are obtained from an independent pricing service and represent either quoted market prices for the identical securities (Level 1 inputs) or fair values determined by pricing models using a market approach that considers observable market data, such as interest rate volatilities, LIBOR yield curve, credit spreads and prices from market makers and live trading systems (Level 2). The fair values of the federal agency obligations, obligations of states and political subdivision and corporate bonds and notes measured at fair value using Level 1 inputs at December 31, 2011 and 2010 represented the purchase price of the securities since they were acquired near year-end 2011 and 2010.

The following table presents the changes in securities available-for-sale with significant unobservable inputs (Level 3) for the year ended December 31, 2011 and December 31, 2010:

	2011	2010
	(Dollars in Thousands)
Beginning balance, January 1,	$2,870	$2,349
Transfers into Level 3	—	8,197
Transfers out of Level 3	—	(5,174)
Principal interest deferrals	118	118
Principal paydown	(697)	(1,083)
Total net losses included in net income	—	(3,000)
Total net unrealized (losses) gains	(176)	1,463
Ending balance, December 31,	$2,115	$2,870

Assets Measured at Fair Value on a Non-Recurring Basis

For assets measured at fair value on a non-recurring basis, the fair value measurements at December 31, 2011 are as follows:

	December 31, 2011	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in Thousands)
Assets Measured at Fair Value on a Non-Recurring Basis:
Impaired loans	$10,740	$—	$—	$10,740

	December 31, 2010	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in Thousands)
Assets Measured at Fair Value on a Non-Recurring Basis:
Impaired loans	$4,895	$—	$—	$4,895

At December 31, 2011 and 2010, impaired loans totaled $11,825,000 and $5,534,000, respectively. The amount of related valuation allowances was $1,085,000 at December 31, 2011 and $639,000 at December 31, 2010.

CENTER BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 18 — Fair Value Measurements and Fair Value of Financial Instruments  – (continued)

The following methods and assumptions were used to estimate the fair values of the Corporation’s assets measured at fair value on a non-recurring basis at December 31, 2011 and 2010:

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

Other Real Estate Owned

Certain assets such as other real estate owned (“OREO”) are measured at fair value less cost to sell. The Corporation believes that the fair value component in its valuation follows the provisions of FASB ASC 820-10-05. Fair value of OREO is determined by sales agreements or appraisals by qualified licensed appraisers approved and hired by the Corporation. Costs to sell associated with OREO is based on estimation per the terms and conditions of the sales agreements or appraisal. At December 31, 2011, the Corporation held approximately $591,000 fair value in OREO.

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

CENTER BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 18 — Fair Value Measurements and Fair Value of Financial Instruments  – (continued)

Estimated fair values have been determined by the Corporation using the best available data and an estimation methodology suitable for each category of financial instruments. For those loans and deposits with floating interest rates, it is presumed that estimated fair values generally approximate the recorded book balances. The estimation methodologies used, the estimated fair values, and the recorded book balances at December 31, 2011 and 2010, were as follows:

	December 31,
	2011		2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in Thousands)
FINANCIAL ASSETS:
Cash and cash equivalents	$111,101	$111,101	$37,497	$37,497
Investment securities available-for-sale	414,507	414,507	378,080	378,080
Investment securities held-to-maturity	72,233	74,922	—	—
Net loans (including loans held for sale)	746,408	752,252	699,577	706,309
Restricted investment in bank stocks	9,233	9,233	9,596	9,596
Accrued interest receivable	6,219	6,219	4,134	4,134
FINANCIAL LIABILITIES:
Non-interest-bearing deposits	167,164	167,164	144,210	144,210
Interest-bearing deposits	954,251	928,777	716,122	716,887
Federal funds purchased, securities sold under agreement to repurchase and FHLB advances	161,000	175,933	212,855	221,425
Subordinated debentures	5,155	5,159	5,155	5,157
Accrued interest payable	992	992	1,041	1,041

Financial instruments actively traded in a secondary market have been valued using quoted available market prices. Cash and due from banks, interest-bearing time deposits in other banks, federal funds sold, and interest receivable are valued at book value, which approximates fair value. Financial liability instruments with stated maturities have been valued using a present value discounted cash flow analysis with a discount rate approximating current market for similar liabilities. Interest payable is valued at book value, which approximates fair value. Financial liability instruments with no stated maturities have an estimated fair value equal to both the amount payable on demand and the recorded book balance.

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

Loans held for sale are required to be measured at the lower of cost or fair value. Under FASB ASC 820-10-05, market value is to represent fair value. Management obtains quotes or bids on all or part of these loans directly from the purchasing financial institutions. There was $1,018,000 in loans held for sale at December 31, 2011 and $333,000 at December 31, 2010.

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

CENTER BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 19 — Parent Corporation Only Financial Statements  – (continued)

Condensed financial statements of the Parent Corporation only are as follows:

Condensed Statements of Condition

	At December 31,
	2011	2010
	(Dollars in Thousands)
ASSETS
Cash and cash equivalents	$2,042	$4,299
Investment in subsidiaries	139,107	122,129
Securities available for sale	419	432
Other assets	191	22
Total assets	$141,759	$126,882
LIABILITIES AND STOCKHOLDERS’ EQUITY
Other liabilities	$688	$460
Securities sold under repurchase agreement	—	310
Subordinated debentures	5,155	5,155
Stockholders’ equity	135,916	120,957
Total liabilities and stockholders’ equity	$141,759	$126,882

Condensed Statements of Income

	For Years Ended December 31,
	2011	2010	2009
	(Dollars in Thousands)
Income:
Dividend income from subsidiaries	$785	$500	$2,474
Other income	7	8	3
Net losses on available for sale securities	—	(97)	(325)
Management fees	294	290	298
Total Income	1,086	701	2,450
Expenses	(615)	(635)	(604)
Income before equity in undistributed earnings of subsidiaries	471	66	1,846
Equity in undistributed earnings of subsidiaries	13,455	6,938	1,925
Net Income	$13,926	$7,004	$3,771

CENTER BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 19 — Parent Corporation Only Financial Statements  – (continued)

Condensed Statements of Cash Flows

	For Years Ended December 31
	2011	2010	2009
	(Dollars in Thousands)
Cash flows from operating activities:
Net income	$13,926	$7,004	$3,771
Adjustments to reconcile net income to net cash provided by operating activities:
Net losses on available for sale securities	—	97	325
Equity in undistributed earnings of subsidiary	(13,455)	(6,938)	(1,925)
Change in deferred tax asset	3	224	(111)
(Increase) decrease in other assets	(298)	(44)	1,838
Increase (decrease) in other liabilities	220	70	(844)
Stock based compensation	35	51	77
Net cash provided by operating activities	431	464	3,131
Cash flows from investing activities:
Maturity of available-for-sale securities	—	130	659
Investments in subsidiaries	(1,250)	(8,000)	(19,000)
Net cash used in investing activities	(1,250)	(7,870)	(18,341)
Cash flows from financing activities:
Net decrease in borrowings	(310)	(82)	(411)
Cash dividends on common stock	(1,955)	(1,800)	(3,166)
Cash dividends on preferred stock	(417)	(500)	(425)
Proceeds from issuance of Series B preferred stock	11,250	—	—
Redemption of Series A preferred stock	(10,000)	—	—
Warrant repurchased	(245)	—	—
Issuance cost of common stock	(5)	(6)	(11)
Issuance cost of Series B preferred stock	(84)	—	—
Proceeds from exercise of stock options	328	—	57
Proceeds from restricted stock	—	25	—
Proceeds from issuance of preferred stock and warrants	—	—	10,000
Proceeds from issuance of shares from stock offerings	—	12,148	11,000
Issuance cost of common stock from common stock offering	—	(770)
Tax (expense) from stock based compensation	—	7	(73)
Net cash (used in) provided by financing activities	(1,438)	9,022	16,971
Increase (decrease) in cash and cash equivalents	(2,257)	1,616	1,761
Cash and cash equivalents at beginning of year	4,299	2,683	922
Cash and cash equivalents at the end of year	$2,042	$4,299	$2,683

CENTER BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 20 — Quarterly Financial Information of Center Bancorp, Inc. (Unaudited)

	2011
	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
	(Dollars in Thousands, Except per Share Data)
Total interest income	$13,263	$12,919	$12,878	$12,867
Total interest expense	3,101	3,069	3,085	2,922
Net interest income	10,162	9,850	9,793	9,945
Provision for loan losses	300	1,020	250	878
Total other income, net of securities gains	1,049	1,033	931	831
Net securities gains	817	1,250	801	766
Other expense	6,222	5,529	5,757	5,935
Income before income taxes	5,506	5,584	5,518	4,729
Provision from income taxes	1,884	1,882	1,934	1,711
Net income	$3,622	$3,702	$3,584	$3,018
Net income available to common stockholders	$3,238	$3,557	$3,439	$2,872
Earnings per share:
Basic	$0.20	$0.22	$0.21	$0.18
Diluted	$0.20	$0.22	$0.21	$0.18
Weighted average common shares outstanding:
Basic	16,311,193	16,290,700	16,290,700	16,290,391
Diluted	16,327,990	16,313,366	16,315,667	16,300,604

	2010
	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
	(Dollars in Thousands, Except per Share Data)
Total interest income	$11,519	$12,035	$12,488	$12,672
Total interest expense	3,138	3,653	3,831	4,163
Net interest income	8,381	8,382	8,657	8,509
Provision for loan losses	2,048	1,307	781	940
Total other income, net of securities gains	989	1,102	825	895
Net securities gains (losses)	315	1,033	657	(3,344)
Other expense	5,997	5,442	6,268	6,392
Income (loss) before income taxes	1,640	3,768	3,090	(1,272)
Provision (Benefit) from income taxes	(930)	1,629	1,076	(1,553)
Net income	$2,570	$2,139	$2,014	$281
Net income available to common stockholders	$2,426	$1,993	$1,868	$136
Earnings per share:
Basic	$0.15	$0.14	$0.13	$0.01
Diluted	$0.15	$0.14	$0.13	$0.01
Weighted average common shares outstanding:
Basic	16,289,832	14,649,397	14,574,832	14,574,832
Diluted	16,290,071	14,649,397	14,576,223	14,579,871

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

Under the supervision and with the participation of its management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, the Corporation evaluated the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e) as of December 31, 2011. Based upon that evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures were effective as of such date as described below in Management’s Report on Internal Control Over Financial Reporting (Item 9A(b)).

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

As part of the Corporation’s program to comply with Section 404 of the Sarbanes-Oxley Act of 2002, our management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2011 (the “Assessment”). In making this Assessment, management used the control criteria framework of the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission published in its report entitled Internal Control — Integrated Framework. Management’s Assessment included an evaluation of the design of the Corporation’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its Assessment with the Audit Committee.

Based on this Assessment, management determined that, as of December 31, 2011, the Corporation’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

ParenteBeard LLC, the independent registered public accounting firm that audited the Corporation’s consolidated financial statements included in this Annual Report on Form 10-K, has issued an audit report on the Corporation’s internal control over financial reporting as of December 31, 2011. The report, which expresses an unqualified opinion on the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2011, is included in this item under the heading “Report of Independent Registered Public Accounting Firm.”

(c) Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Center Bancorp, Inc.

We have audited Center Bancorp, Inc.’s (the “Corporation”) internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Center Bancorp, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Corporation’s internal control over financial reporting based on our audit.

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

In our opinion, Center Bancorp, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of condition of Center Bancorp, Inc. and subsidiaries and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2011 and our report dated March 13, 2012, expressed an unqualified opinion.

/s/ ParenteBeard LLC

ParenteBeard LLC
Clark, New Jersey
March 13, 2012

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

Item 9B. Other Information

None.

PART III

Item 10. Directors and Corporate Governance

The Corporation responds to this item by incorporating herein by reference the material responsive to such item in the Corporation’s definitive proxy statement for its 2012 Annual Meeting of Stockholders. Certain information on Executive Officers of the registrant is included in Part I, Item 3A of this report, which is also incorporated herein by reference.

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

Item 11. Executive Compensation

The Corporation responds to this item by incorporating herein by reference the material responsive to such item in the Corporation’s definitive proxy statement for its 2012 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The Corporation responds to this item by incorporating herein by reference the material responsive to such item in the Corporation’s definitive proxy statement for its 2012 Annual Meeting of Stockholders.

Stock Compensation Plan Information

For information related to stock based compensation, see Note 16 of the Notes to Consolidated Financial Statements. The following table gives information about the Corporation’s common stock that may be issued upon the exercise of options, warrants and rights under the Corporation’s 2009 Equity Incentive Plan, 1999 Incentive Plan, 1993 Employee Stock Option Plan, 1993 Outside Director Stock Option Plan and 2003 Non-Employee Director Stock Option Plan as of December 31, 2011. These plans were the Corporation’s only equity compensation plans in existence as of December 31, 2011.

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity Compensation Plans Approved by Shareholders	171,378	$7.67 – $15.73	825,420
Equity Compensation Plans Not Approved by Shareholders	—	—	—
Total	171,378	$7.67 – $15.73	825,420

Item 13. Certain Relationships and Related Transactions

The Corporation responds to this item by incorporating herein by reference the material responsive to such item in the Corporation’s definitive proxy statement for its 2012 Annual Meeting of Stockholders.

Item 14. Principal Accountant Fees and Services

The Corporation responds to this item by incorporating herein by reference the material responsive to such item in the Corporation’s definitive proxy statement for its 2012 Annual Meeting of Stockholders.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	(1) Financial Statements and Schedules:

The following Financial Statements and Supplementary Data are filed as part of this annual report:

(b)	Exhibits (numbered in accordance with Item 601 of Regulation S-K) filed herewith or incorporated by reference as part of this annual report.

Exhibit No.	Description
2.1	Bank Purchase and Assumption Agreement, dated February 1, 2012, by and among the Registrant, Saddle River Valley Bancorp and Saddle River Valley Bank is incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K dated February 2, 2012.
3.1	The Registrant’s Certificate of Incorporation.
3.2	By-Laws of the Registrant is incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998.
10.1	Small Business Lending Fund — Securities Purchase Agreement — Standard Terms attached thereto dated September 15, 2011, between the Registrant and the United States Department of the Treasury is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated September 21, 2011.
10.2*	The Registrant’s 1993 Employee Stock Option Plan is incorporated by reference to Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1993.
10.3*	The Registrant’s 1993 Outside Director Stock Option Plan is incorporated by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1993.
10.5*	The Registrant’s Annual Incentive Plan is incorporated by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006.
10.6*	Amended and restated employment agreement among the Registrant, its bank subsidiary and Anthony C. Weagley, effective as of January 1, 2008 is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 22, 2008.
10.7	Non-Competition Agreement, dated as of December 2, 2010, between the Registrant, and Anthony C. Weagley is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated December 6, 2010.
10.8	Non-Competition Agreement, dated as of December 2, 2010, between the Registrant, and James W. Sorge is incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated December 6, 2010.
10.9*	Center Bancorp, Inc. 2009 Equity Incentive Plan is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated June 1, 2009.
10.10*	Center Bancorp, Inc. 1999 Stock Incentive Plan is incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999.

Exhibit No.	Description
10.11	Registrant’s Placement Agreement dated December 12, 2003 with Sandler O’Neill & Partners, L.P. to issue and sell $5 million aggregate liquidation amount of floating rate MMCapS(SM) Securities is incorporated by reference to Exhibit 10.15 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.
10.12	Indenture dated as of December 19, 2003, between the Registrant and Wilmington Trust Company relating to $5.0 million aggregate principal amount of floating rate debentures is incorporated by reference to Exhibit 10.16 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.
10.13	Amended and restated Declaration of Trust of Center Bancorp Statutory Trust II, dated as of December 19, 2003 is incorporated by reference to Exhibit 10.17 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.
10.14	Guarantee Agreement between Registrant and Wilmington Trust Company dated as of December 19, 2003 is incorporated by reference to Exhibit 10.18 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.
10.15	Registration Rights Agreement, dated September 29, 2004, relating to securities issued in a September 2004 private placement of securities, is incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated October 1, 2004.
10.16*	The Registrant’s Amended and Restated 2003 Non-Employee Director Stock Option Plan, as amended and restated, is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated March 5, 2008.
10.17*	Amended and restated Employment Agreement among the Registrant, its bank subsidiary and Mark S. Cardone, effective as of January 1, 2007, is incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 10-K filed with the SEC on February 26, 2007. See also Exhibit 10.22.
10.18	Registration Rights Agreement, dated June 30, 2005, relating to securities issued in a June 2005 private placement of securities is incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated June 30, 2005.
10.19*	Open Market Share Purchase Incentive Plan is incorporated by reference to exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated January 26, 2006.
10.20*	Amendment to Employment Agreement among the Registrant, its bank subsidiary and Mark Cardone, dated December 3, 2007, is incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 10-K dated December 20, 2007.
10.23	Repurchase Agreement, dated September 15, 2011, between the Registrant and the United States Department of the Treasury, with respect to the repurchase of Preferred Stock issued pursuant to TARP is incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated September 21, 2011.
10.24	Warrant Letter Agreement, dated December 7, 2011, providing for the repurchase of the warrants issued pursuant to TARP is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated December 12, 2011.
11.1	Statement regarding computation of per share earnings is omitted because the computation can be clearly determined from the material incorporated by reference in this Report.
12.1	Statement of Ratios of Earnings to Fixed Charges.
14.1	Code of Ethics is incorporated by reference to Exhibit 14.1 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.
21.1	Subsidiaries of the Registrant.
23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Power of attorney

Exhibit No.	Description
31.1	Personal certification of the chief executive officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Personal certification of the chief financial officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Personal certification of the chief executive officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Personal certification of the chief financial officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Certification of Chief Executive Officer pursuant to Section 111 (b) (4) of the Emergency Economic Stabilization Act of 2008.
99.2	Certification of Chief Financial Officer pursuant to Section 111 (b) (4) of the Emergency Economic Stabilization Act of 2008.
99.3	Code of Conduct is incorporated by reference to Exhibit 99.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.
101***	INS XBRL instance document
101***	SCH XBRL Taxonomy Extension Schema Document
101***	CAL XBRL Taxonomy Extension Calculation Linkbase Document
101***	DEF XBRL Taxonomy Extension Definition Linkbase Document
101***	LAB XBRL Taxonomy Extension Label Linkbase Document
101***	PRE XBRL Taxonomy Extension Presentation Linkbase Document
(c)	Financial Statement Schedules

*	Management contract on compensatory plan or arrangement.
**	Furnished herewith.
***	In accordance with Rule 406T of Regulation S-T, the XBRL information in Exhibit 101 to this Annual Report shall not be deemed “filed” for purposed of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject liability under that Section.

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

CENTER BANCORP, INC.
March 13, 2012	By: /s/ Anthony C. Weagley Anthony C. Weagley President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant, in the capacities described below on March 13, 2012, have signed this report below.

/s/ Alexander A. Bol* Alexander A. Bol	Chairman of the Board
/s/ James J. Kennedy* James J. Kennedy	Director
/s/ Howard Kent* Howard Kent	Director
/s/ Nicolas Minoia* Nicholas Minoia	Director
/s/ Harold Schechter* Harold Schechter	Director
/s/ Lawrence B. Seidman* Lawrence B. Seidman	Director
/s/ Alan H Straus* Alan H Straus	Director
/s/ William A. Thompson* William A. Thompson	Director
/s/ Raymond Vanaria* Raymond Vanaria	Director
/s/ Anthony C. Weagley Anthony C. Weagley	President and Chief Executive Officer
/s/ Vincent N. Tozzi* Vincent N. Tozzi	Vice President, Treasurer and Chief Financial Officer
*By: /s/ Anthony C. Weagley Anthony C. Weagley Attorney-in-fact