Form 10-Q
period 2012-03-31
CENTER BANCORP INC
filed 2012-05-09
CIK 712771

UNITED STATES OF AMERICA
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2012

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, no par value:	16,333,195 shares
(Title of Class)	(Outstanding as of April 30, 2012)

i

PART I — FINANCIAL INFORMATION

The following unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and, accordingly, do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2012, or for any other interim period. The Center Bancorp, Inc. 2011 Annual Report on Form 10-K, should be read in conjunction with these financial statements.

Item 1. Financial Statements

CENTER BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CONDITION
(Unaudited)

(in thousands, except for share data)	March 31, 2012	December 31, 2011
ASSETS
Cash and due from banks	$78,207	$111,101
Investment securities:
Available for sale	454,994	414,507
Held to maturity (fair value of $72,403 and $74,922)	69,610	72,233
Loans	790,622	756,010
Less: Allowance for loan losses	9,754	9,602
Net loans	780,868	746,408
Restricted investment in bank stocks, at cost	9,233	9,233
Premises and equipment, net	12,266	12,327
Accrued interest receivable	5,964	6,219
Bank-owned life insurance	29,194	28,943
Goodwill and other intangible assets	16,889	16,902
Prepaid FDIC assessments	1,644	1,884
Other real estate owned	558	591
Due from brokers for investment securities	5,823	—
Other assets	11,345	12,390
Total assets	$1,476,595	$1,432,738
LIABILITIES
Deposits:
Non-interest bearing	$172,342	$167,164
Interest-bearing:
Time deposits $100 and over	113,256	137,998
Interest-bearing transaction, savings and time deposits less than $100	867,875	816,253
Total deposits	1,153,473	1,121,415
Long-term borrowings	161,000	161,000
Subordinated debentures	5,155	5,155
Due to brokers for investment securities	3,968	—
Accounts payable and accrued liabilities	10,918	9,252
Total liabilities	1,334,514	1,296,822
STOCKHOLDERS’ EQUITY
Preferred stock, $1,000 liquidation value per share, authorized 5,000,000 shares; issued and outstanding 11,250 shares of Series B preferred stock at March 31, 2012 and December 31, 2011	11,250	11,250
Common stock, no par value, authorized 25,000,000 shares; issued 18,477,412 shares at March 31, 2012 and December 31, 2011; outstanding 16,332,327 shares at March 31, 2012 and December 31, 2011	110,056	110,056
Additional paid-in capital	4,722	4,715
Retained earnings	36,293	32,695
Treasury stock, at cost (2,145,085 common shares at March 31, 2012 and December 31, 2011)	(17,354)	(17,354)
Accumulated other comprehensive loss	(2,886)	(5,446)
Total stockholders’ equity	142,081	135,916
Total liabilities and stockholders’ equity	$1,476,595	$1,432,738

See accompanying notes to unaudited consolidated financial statements.

CENTER BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended March 31,
(in thousands, except for share and per share data)	2012	2011
Interest income
Interest and fees on loans	$9,385	$9,217
Interest and dividends on investment securities:
Taxable	3,088	3,378
Tax-exempt	773	88
Dividends	149	184
Total interest income	13,395	12,867
Interest expense
Interest on certificates of deposit $100 or more	252	265
Interest on other deposits	1,156	1,002
Interest on borrowings	1,642	1,655
Total interest expense	3,050	2,922
Net interest income	10,345	9,945
Provision for loan losses	107	878
Net interest income after provision for loan losses	10,238	9,067
Other income
Service charges, commissions and fees	446	449
Annuities and insurance commissions	44	6
Bank-owned life insurance	251	260
Loan related fees	236	87
Other	41	29
Other-than-temporary impairment losses on investment securities	(58)	(95)
Net other-than-temporary impairment losses on investment securities	(58)	(95)
Net gains on sale of investment securities	995	861
Net investment securities gains	937	766
Total other income	1,955	1,597
Other expense
Salaries and employee benefits	3,118	2,867
Occupancy and equipment	700	866
FDIC insurance	299	528
Professional and consulting	246	241
Stationery and printing	84	101
Marketing and advertising	31	21
Computer expense	353	339
Other real estate owned, net	62	(1)
All other	914	973
Total other expense	5,807	5,935
Income before income tax expense	6,386	4,729
Income tax expense	2,155	1,711
Net Income	4,231	3,018
Preferred stock dividends and accretion	141	146
Net income available to common stockholders	$4,090	$2,872
Earnings per common share
Basic	$0.25	$0.18
Diluted	$0.25	$0.18
Weighted Average Common Shares Outstanding
Basic	16,332,327	16,290,391
Diluted	16,338,162	16,300,604
Dividend paid per common share	$0.03	$0.03

See accompanying notes to unaudited consolidated financial statements.

CENTER BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
(in thousands)	2012	2011
Net income	$4,231	$3,018
Other comprehensive income:
Unrealized gains and losses on securities available-for-sale
Gains arising during the period, net of tax	3,507	2,060
Reclassification adjustment on OTTI losses included in income	58	95
Reclassification adjustment for net gains arising during the period	(995)	(861)
Amortization of unrealized holding gains on securities transferred from available-for-sale to held-to-maturity securities	(10)	—
Net unrealized gains on investment securities	2,560	1,294
Change in minimum pension liability	—	(85)
Total other comprehensive income (see Note 6)	2,560	1,209
Total comprehensive income	$6,791	$4,227

See accompanying notes to unaudited consolidated financial statements.

CENTER BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

(in thousands, except for share data)	Preferred Stock	Common Stock	Additional Paid In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance – December 31, 2010	$9,700	$110,056	$4,941	$21,633	$(17,698)	$(7,675)	$120,957
Net income				3,018			3,018
Other comprehensive income, net of tax and reclassification adjustment						1,209	1,209
Accretion of discount on preferred stock	21			(21)			—
Issuance cost of common stock				(1)			(1)
Cash dividend on series A preferred stock				(125)			(125)
Cash dividends declared on common stock ($0.03 per share)				(489)			(489)
Stock issued for options exercise					7		7
Stock-based compensation expense			8				8
Balance – March 31, 2011	$9,721	$110,056	$4,949	$24,015	$(17,691)	$(6,466)	$124,584
Balance – December 31, 2011	$11,250	$110,056	$4,715	$32,695	$(17,354)	$(5,446)	$135,916
Net income				4,231			4,231
Other comprehensive income, net of tax and reclassification adjustment						2,560	2,560
Dividend on series B preferred stock				(141)			(141)
Issuance cost of common stock				(2)			(2)
Cash dividends declared on common stock ($0.03 per share)				(490)			(490)
Stock-based compensation expense			7				7
Balance – March 31, 2012	$11,250	$110,056	$4,722	$36,293	$(17,354)	$(2,886)	$142,081

See accompanying notes to unaudited consolidated financial statements.

CENTER BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(in thousands)	2012	2011
Cash flows from operating activities:
Net income	$4,231	$3,018
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of premiums and accretion of discounts on investment securities, net	1,211	1,056
Depreciation and amortization	210	241
Stock-based compensation	7	8
Provision for loan losses	107	878
Net other-than-temporary impairment losses on investment securities	58	95
Gains on sales of investment securities, net	(995)	(861)
Loans originated for resale	(6,437)	(2,449)
Proceeds from sale of loans held for sale	5,558	2,481
Gains on sale of loans held for sale	(126)	(32)
Decrease (increase) in accrued interest receivable	255	(622)
Decrease in prepaid FDIC insurance assessments	240	473
Increase in cash surrender value of bank-owned life insurance	(251)	(260)
(Increase) decrease in other assets	(647)	349
Increase in other liabilities	1,700	418
Net cash provided by operating activities	5,121	4,793
Cash flows from investing activities:
Investment securities available-for-sale:
Purchases	(88,332)	(109,956)
Sales	41,513	76,551
Maturities, calls and principal repayments	8,658	20,867
Investment securities held-to-maturity:
Purchases	(4,844)	—
Maturities and principal repayments	7,288	—
Net redemption of restricted investment in bank stocks	—	450
Net increase in loans	(33,562)	(7,806)
Purchases of premises and equipment	(136)	(35)
Net cash used in investing activities	(69,415)	(19,929)
Cash flows from financing activities:
Net increase in deposits	32,058	74,314
Net decrease in short-term borrowings	—	(5,938)
Repayments of long-term borrowings	—	(10,000)
Cash dividends on preferred stock	(166)	(125)
Cash dividends on common stock	(490)	(489)
Issuance cost of common stock	(2)	(1)
Proceeds from exercise of stock options	—	7
Net cash provided by financing activities	31,400	57,768
Net change in cash and cash equivalents	(32,894)	42,632
Cash and cash equivalents at beginning of period	111,101	37,497
Cash and cash equivalents at end of period	$78,207	$80,129
Supplemental disclosures of cash flow information:
Cash payments for:
Interest paid on deposits and borrowings	$3,097	$3,006
Supplemental disclosures of non-cash investing activities:
Trade date accounting settlements for investments, net	$1,855	$17,892

See accompanying notes to unaudited consolidated financial statements.

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

Note 2. Earnings per Common Share

Basic earnings per common share (“EPS”) is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding. Diluted EPS includes any additional common shares as if all potentially dilutive common shares were issued (e.g., stock options). The Corporation’s weighted average common shares outstanding for diluted EPS include the effect of stock options and warrants outstanding using the Treasury Stock Method, which are not included in the calculation of basic EPS. There were 79,343 and 102,806 antidilutive stock options shares outstanding for the three months ended March 31, 2012 and March 31, 2011, respectively.

Earnings per common share have been computed based on the following:

	Three Months Ended March 31,
(in thousands, except per share amounts)	2012	2011
Net income	$4,231	$3,018
Preferred stock dividends and accretion	(141)	(146)
Net income available to common shareholders	$4,090	$2,872
Basic weighted average common shares outstanding	16,332	16,290
Plus: effect of dilutive options and warrants	6	11
Diluted weighted average common shares outstanding	16,338	16,301
Earnings per common share:
Basic	$0.25	$0.18
Diluted	$0.25	$0.18

Note 3. Stock-Based Compensation

The Corporation maintains two stock-based compensation plans from which new grants could be issued. The Corporation’s stock option plans permit Parent Corporation common stock to be issued to key employees and directors of the Corporation and its subsidiaries. The options granted under the plans are intended to be either incentive stock options or non-qualified options. Under the 2009 Equity Incentive Plan, a total of 394,417 shares are available for grant and issuance as of March 31, 2012. Under the 2003 Non-Employee Director Stock Option Plan, a total of 403,219 shares remain available for grant and issuance under the plan as of March 31, 2012 and are authorized for issuance. Such shares may be treasury shares, newly issued shares or a combination thereof.

CENTER BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3. Stock-Based Compensation  – (continued)

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

For the three months ended March 31, 2012, the Corporation’s income before income taxes and net income were reduced by $7,000 and $4,000, respectively, as a result of the compensation expense related to stock options. For the three months ended March 31, 2011, the Corporation’s income before income taxes and net income were reduced by $8,000 and $5,000, respectively, as a result of the compensation expense related to stock options.

Under the principal option plans, the Corporation may also grant restricted stock awards to certain employees. Restricted stock awards are non-vested stock awards. Restricted stock awards are independent of option grants and are generally subject to forfeiture if employment terminates prior to the release of the restrictions. Such awards generally vest within 30 days to five years from the date of grant. During that period, ownership of the shares cannot be transferred. Restricted stock has the same cash dividend and voting rights as other common stock and is considered to be currently issued and outstanding. The Corporation expenses the cost of restricted stock awards, which is determined to be the fair market value of the shares at the date of grant, ratably over the period during which the restrictions lapse. There were no restricted stock awards outstanding at March 31, 2012 or March 31, 2011.

There were 27,784 and 30,564 shares of common stock underlying granted options for the three months ended March 31, 2012 and 2011, respectively. The fair value of share-based payment awards was estimated using the Black-Scholes option pricing model with the following assumptions and weighted average fair values at the time the grants were awarded:

	Three Months Ended March 31,
	2012	2011
Weighted average fair value of grants	$2.03	$1.89
Risk-free interest rate	2.03%	2.19%
Dividend yield	1.24%	1.32%
Expected volatility	22.04%	22.25%
Expected life in months	68	65

Activity under the principal option plans as of March 31, 2012 and changes during the three months ended March 31, 2012 were as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2011	171,378	$10.01
Granted	27,784	9.64
Outstanding at March 31, 2012	199,162	9.96	6.27	$146,074
Exercisable at March 31, 2012	130,574	$10.42	4.87	$80,894

CENTER BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3. Stock-Based Compensation  – (continued)

The aggregate intrinsic value of options above represents the total pre-tax intrinsic value (the difference between the Corporation’s closing stock price on the last trading day of the first quarter of 2012 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2012. This amount changes based on the fair value of the Corporation’s stock.

As of March 31, 2012, there was approximately $102,000 of total unrecognized compensation expense relating to unvested stock options. These costs are expected to be recognized over a weighted average period of 1.58 years.

Note 4. Recent Accounting Pronouncements

In April 2011, the FASB issued ASU No. 2011-03, “Reconsideration of Effective Control for Repurchase Agreements.” ASU No. 2011-03 modifies the criteria for determining when repurchase agreements would be accounted for as a secured borrowing rather than as a sale. Currently, an entity that maintains effective control over transferred financial assets must account for the transfer as a secured borrowing rather than as a sale. The provisions of ASU No. 2011-03 removes from the assessment of effective control the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee. The FASB believes that contractual rights and obligations determine effective control and that there does not need to be a requirement to assess the ability to exercise those rights. ASU No. 2011-03 does not change the other existing criteria used in the assessment of effective control. The provisions of ASU No. 2011-03 are effective prospectively for transactions, or modifications of existing transactions, that occur on or after January 1, 2012. As the Corporation accounts for all of its repurchase agreements as collateralized financing arrangements, the adoption of this ASU had no impact on the Corporation’s statements of income and condition.

In May 2011, the FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” ASU No. 2011-04 results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between U.S. GAAP and International Financial Reporting Standards (“IFRS”). The changes to U.S. GAAP as a result of ASU No. 2011-04 are as follows: (1) The concepts of highest and best use and valuation premise are only relevant when measuring the fair value of nonfinancial assets (that is, it does not apply to financial assets or any liabilities); (2) U.S. GAAP currently prohibits application of a blockage factor in valuing financial instruments with quoted prices in active markets; ASU No. 2011-04 extends that prohibition to all fair value measurements; (3) An exception is provided to the basic fair value measurement principles for an entity that holds a group of financial assets and financial liabilities with offsetting positions in market risks or counterparty credit risk that are managed on the basis of the entity’s net exposure to either of those risks; this exception allows the entity, if certain criteria are met, to measure the fair value of the net asset or liability position in a manner consistent with how market participants would price the net risk position; (4) Aligns the fair value measurement of instruments classified within an entity’s shareholders’ equity with the guidance for liabilities; and (5) Disclosure requirements have been enhanced for recurring Level 3 fair value measurements to disclose quantitative information about unobservable inputs and assumptions used, to describe the valuation processes used by the entity, and to describe the sensitivity of fair value measurements to changes in unobservable inputs and interrelationships between those inputs. In addition, entities must report the level in the fair value hierarchy of items that are not measured at fair value in the statement of condition but whose fair value must be disclosed. The provisions of ASU No. 2011-04 are effective for the Corporation’s interim reporting period beginning on or after December 15, 2011. The adoption of ASU No. 2011-04 had no impact on the Corporation’s statements of income or statements of condition. See Note 8 to the Corporation’s consolidated financial statements for the enhanced disclosures required by ASU No. 2011-04.

CENTER BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4. Recent Accounting Pronouncements  – (continued)

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income.” The provisions of ASU No. 2011-05 allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. The statement(s) are required to be presented with equal prominence as the other primary financial statements. ASU No. 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity but does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The provisions of ASU No. 2011-05 are effective for the Corporation’s interim reporting period beginning on or after December 15, 2011, with retrospective application required. The adoption of ASU No. 2011-05 is expected to result in presentation changes to the Corporation’s statements of income and the addition of a statement of comprehensive income. The adoption of ASU No. 2011-05 had no impact on the Corporation’s statements of condition.

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

In December 2011, the FASB issued ASU No. 2011-12, “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.” The Update defers the specific requirement to present items that are reclassified from accumulated other comprehensive income to net income separately with their respective components of net income and other comprehensive income. ASU No. 2011-12, which shares the same effective date as ASU No. 2011-05, does not defer the requirement for entities to present components of comprehensive income in either a single continuous statement of comprehensive income or in two separate but consecutive statements. The Corporation adopted the provisions of ASU No. 2011-12 which resulted a new statement of comprehensive income for the interim period ended March 31, 2012. The adoption of ASU No. 2011-12 had no impact to the Corporation’s statements of income and condition.

Note 5. Loans and the Allowance for Loan Losses

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

CENTER BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5. Loans and the Allowance for Loan Losses  – (continued)

Portfolio segments are defined as the level at which an entity develops and documents a systematic methodology to determine its Allowance. Management has determined that the Corporation has two portfolio segments of loans and leases (commercial and consumer) in determining the Allowance. Both quantitative and qualitative factors are used by management at the portfolio segment level in determining the adequacy of the Allowance for the Corporation. Classes of loans and leases are a disaggregation of a Corporation’s portfolio segments. Classes are defined as a group of loans and leases which share similar initial measurement attributes, risk characteristics, and methods for monitoring and assessing credit risk. Management has determined that the Corporation has five classes of loans and leases commercial and industrial (including lease financing), commercial — real estate, construction, residential mortgage (including home equity) and installment.

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

Note 5. Loans and the Allowance for Loan Losses  – (continued)

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

CENTER BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5. Loans and the Allowance for Loan Losses  – (continued)

Composition of Loan Portfolio

The following table sets forth the composition of the Corporation’s loan portfolio, including net deferred fees and costs, at March 31, 2012 and December 31, 2011:

	March 31, 2012	December 31, 2011
	(Dollars in Thousands)
Commercial and industrial	$171,630	$146,711
Commercial real estate	425,855	408,164
Construction	34,093	39,388
Residential mortgage	158,600	160,771
Installment	385	959
Subtotal	790,563	755,993
Net deferred loan costs	59	17
Total loans	$790,622	$756,010

At March 31, 2012 and December 31, 2011, loans to executive officers and directors aggregated approximately $20,053,000 and $10,279,000, respectively. During the quarter ended March 31, 2012, the Corporation made new loans to executive officers and directors in the amount of $5,000; payments by such persons during 2012 aggregated $141,000. On March 30, 2012, the Corporation appointed Frederick S. Fish to the Board of Directors. Mr. Fish had a prior lending relationship with the Bank, and as of March 31, 2012, total loans to Mr. Fish were approximately $9,910,000.

Management is of the opinion that the above loans were made on the same terms and conditions as those prevailing for comparable transactions with non-related borrowers.

At March 31, 2012 and December 31, 2011, loan balances of approximately $495.8 million and $469.5 million, respectively, were pledged to secure short term borrowings from the Federal Reserve Bank of New York and Federal Home Loan Bank Advances.

The following table presents information about loan receivables on non-accrual status at March 31, 2012 and December 31, 2011:

Loans Receivable on Non-Accrual Status

	March 31, 2012	December 31, 2011
	(Dollars in Thousands)
Commercial and industrial	$245	$125
Commercial real estate	408	225
Construction	3,044	3,044
Residential mortgage	3,428	3,477
Total loans receivable on non-accrual status	$7,125	$6,871

The amount of interest income that would have been recorded on non-accrual loans during the three months ended March 31, 2012 and the year ended December 31, 2011, had payments remained in accordance with the original contractual terms, was $61,000 and $378,000, respectively.

CENTER BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5. Loans and the Allowance for Loan Losses  – (continued)

The Corporation continuously monitors the credit quality of its loans receivable. In addition to the internal staff, the Corporation utilizes the services of a third party loan review firm to rate the credit quality of its loans receivable. Credit quality is monitored by reviewing certain credit quality indicators. Assets classified “Pass” are deemed to possess average to superior credit quality, requiring no more than normal attention. Assets classified as “Special Mention” have generally acceptable credit quality yet possess higher risk characteristics/circumstances than satisfactory assets. Such conditions include strained liquidity, slow pay, stale financial statements, or other conditions that require more stringent attention from the lending staff. These conditions, if not corrected, may weaken the loan quality or inadequately protect the Corporation’s credit position at some future date. Assets are classified “Substandard” if the asset has a well defined weakness that requires management’s attention to a greater degree than for loans classified special mention. Such weakness, if left uncorrected, could possibly result in the compromised ability of the loan to perform to contractual requirements. An asset is classified as “Doubtful” if it is inadequately protected by the net worth and/or paying capacity of the obligor or of the collateral, if any, that secures the obligation. Assets classified as doubtful include assets for which there is a “distinct possibility” that a degree of loss will occur if the inadequacies are not corrected. All loans past due 90 days or more and all impaired loans are included in the appropriate category below. The following table presents information, including deferred fees and costs, about the loan credit quality at March 31, 2012 and December 31, 2011:

Credit Quality Indicators

	March 31, 2012 (Dollars in Thousands)
	Pass	Special Mention	Substandard	Doubtful	Total
Commercial and industrial	$167,539	$2,568	$1,523	$—	$171,630
Commercial real estate	397,528	15,810	12,517	—	425,855
Construction	31,049	—	3,044	—	34,093
Residential mortgage	151,708	393	6,499	—	158,600
Installment	385	—	—	—	385
Total loans	$748,209	$18,771	$23,583	$—	$790,563

Credit Quality Indicators

	December 31, 2011 (Dollars in Thousands)
	Pass	Special Mention	Substandard	Doubtful	Total
Commercial and industrial	$143,097	$2,022	$1,592	$—	$146,711
Commercial real estate	371,519	24,282	12,363	—	408,164
Construction	36,344	—	3,044	—	39,388
Residential mortgage	155,098	—	5,673	—	160,771
Installment	959	—	—	—	959
Total loans	$707,017	$26,304	$22,672	$—	$755,993

CENTER BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5. Loans and the Allowance for Loan Losses  – (continued)

The following table provides an analysis of the impaired loans at March 31, 2012 and December 31, 2011:

	March 31, 2012 (Dollars in Thousands)
No Related Allowance Recorded	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Commercial real estate	$2,100	$2,549	$—	$2,105	$30
Total	$2,100	$2,549	$—	$2,105	$30

With An Allowance Recorded	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Commercial real estate	$4,180	$4,180	$549	$4,180	$35
Construction	3,044	3,584	200	3,044	—
Residential mortgage	4,062	4,062	329	4,469	26
Total	$11,286	$11,826	$1,078	$11,693	$61
Total
Commercial real estate	$6,280	$6,729	$549	$6,285	$65
Construction	3,044	3,584	200	3,044	—
Residential mortgage	4,062	4,062	329	4,469	26
Total (including related allowance)	$13,386	$14,375	$1,078	$13,798	$91

	December 31, 2011 (Dollars in Thousands)
No Related Allowance Recorded	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Commercial and industrial	$—	$—	$—	$292	$11
Commercial real estate	2,121	2,570	—	3,390	149
Construction	—	—	—	3,156	—
Total	$2,121	$2,570	$—	$6,838	$160

With An Allowance Recorded	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Commercial real estate	$4,180	$4,180	$567	$4,583	$258
Construction	3,044	3,584	200	3,048	18
Residential mortgage	4,601	4,601	318	4,572	102
Total	$11,825	$12,365	$1,085	$12,203	$378
Total
Commercial and industrial	$—	$—	$—	$292	$11
Commercial real estate	6,301	6,750	567	7,973	407
Construction	3,044	3,584	200	6,204	18
Residential mortgage	4,601	4,601	318	4,572	102
Total (including related allowance)	$13,946	$14,935	$1,085	$19,041	$538

CENTER BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5. Loans and the Allowance for Loan Losses  – (continued)

The Corporation defines an impaired loan as a loan for which it is probable, based on information available at the determination date, that the Corporation will not collect all amounts due under the contractual terms of the loan. At March 31, 2012, impaired loans were primarily collateral dependent, and totaled $13.4 million. Specific allowance for loan loss of $1.1 million was assigned to impaired loans of $11.3 million. Loans in the amount of $2.1 million had no specific allowance allocation. At March 31, 2011, average impaired loans were 16.7 million and related interest income recognized was $64,000.

Loans are considered to have been modified in a troubled debt restructuring when due to a borrower’s financial difficulties, the Corporation makes certain concessions to the borrower that it would not otherwise consider. Modifications may include interest rate reductions, principal or interest forgiveness, forbearance, and other actions intended to minimize economic loss and to avoid foreclosure or repossession of collateral. Generally, a non-accrual loan that has been modified in a troubled debt restructuring remains on non-accrual status for a period of six months to demonstrate that the borrower is able to meet the terms of the modified loan. However, performance prior to the modification, or significant events that coincide with the modification, are included in assessing whether the borrower can meet the new terms and may result in the loan being returned to accrual status at the time of loan modification or after a shorter performance period. If the borrower’s ability to meet the revised payment schedule is uncertain, the loan remains on non-accrual status. Included in impaired loans at March 31, 2012 are loans that are deemed troubled debt restructurings. Of these loans, $6.9 million, 79.7% of which are included in the tables above, are performing under the restructured terms and are accruing interest.

The following table provides an analysis of the aging of loans, excluding deferred fees and costs that are past due at March 31, 2012 and December 31, 2011:

Aging Analysis

	March 31, 2012 (Dollars in Thousands)
	30 – 59 Days Past Due	60 – 89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Loans Receivable > 90 Days And Accruing
Commercial and Industrial	$1,441	$32	$245	$1,718	$169,912	$171,630	$—
Commercial Real Estate	—	15	1,438	1,453	424,402	425,855	1,030
Construction	—	—	3,044	3,044	31,049	34,093	—
Residential Mortgage	2,371	48	3,460	5,879	152,721	158,600	32
Installment	4	—	—	4	381	385	—
Total	$3,816	$95	$8,187	$12,098	$778,465	$790,563	$1,062

	December 31, 2011 (Dollars in Thousands)
	30 – 59 Days Past Due	60 – 89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Loans Receivable > 90 Days And Accruing
Commercial and Industrial	$137	$1,544	$125	$1,806	$144,905	$146,711	$—
Commercial Real Estate	1,331	5,335	1,254	7,920	400,244	408,164	1,029
Construction	—	—	3,044	3,044	36,344	39,388	—
Residential Mortgage	2,174	99	3,477	5,750	155,021	160,771	—
Installment	16	—	—	16	943	959	—
Total	$3,658	$6,978	$7,900	$18,536	$737,457	$755,993	$1,029

CENTER BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5. Loans and the Allowance for Loan Losses  – (continued)

The following table details the amount of loans receivable that are evaluated individually, and collectively, for impairment, and the related portion of the allowance for loan loss that is allocated to each loan portfolio segment:

Allowance for loan and lease losses

	March 31, 2012 (Dollars in Thousands)
	C & I	Comm R/E	Construction	Res Mtge	Installment	Unallocated	Total
Allowance for loan and lease losses:
Individually evaluated for impairment	$—	$549	$200	$329	$—	$—	$1,078
Collectively evaluated for impairment	1,784	5,327	437	905	54	169	8,676
Total	$1,784	$5,876	$637	$1,234	$54	$169	$9,754
Loans Receivable
Individually evaluated for impairment	$1,021	$12,634	$3,044	$4,511	$—	$—	$21,210
Collectively evaluated for impairment	170,609	413,221	31,049	154,089	385	—	769,353
Total	$171,630	$425,855	$34,093	$158,600	$385	$—	$790,563

Allowance for loan and lease losses

	December 31, 2011 (Dollars in Thousands)
	C & I	Comm R/E	Construction	Res Mtge	Installment	Unallocated	Total
Allowance for loan and lease losses:
Individually evaluated for impairment	$—	$567	$200	$318	$—	$—	$1,085
Collectively evaluated for impairment	1,527	5,405	507	945	51	82	8,517
Total	$1,527	$5,972	$707	$1,263	$51	$82	$9,602
Loans Receivable
Individually evaluated for impairment	$953	$12,769	$3,044	$5,050	$—	$—	$21,816
Collectively evaluated for impairment	145,758	395,395	36,344	155,721	959	—	734,177
Total	$146,711	$408,164	$39,388	$160,771	$959	$—	$755,993

The Corporation’s allowance for loan losses is analyzed quarterly. Many factors are considered, including growth in the portfolio, delinquencies, nonaccrual loan levels, and other factors inherent in the extension of credit. There have been no material changes to the allowance for loan loss methodology as disclosed in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2011.

CENTER BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5. Loans and the Allowance for Loan Losses  – (continued)

A summary of the activity in the allowance for loan losses is as follows:

	Three Months Ended March 31, 2012 (Dollars in Thousands)
	C & I	Comm R/E	Construction	Res Mtge	Installment	Unallocated	Total
Balance at January 1,	$1,527	$5,972	$707	$1,263	$51	$82	$9,602
Charge offs	—	—	—	—	(3)	—	(3)
Recoveries	—	—	—	47	1	—	48
Provision	257	(96)	(70)	(76)	5	87	107
Balance at March 31,	$1,784	$5,876	$637	$1,234	$54	$169	$9,754

	Three Months Ended March 31, 2011 (Dollars in Thousands)
	C & I	Comm R/E	Construction	Res Mtge	Installment	Unallocated	Total
Balance at January 1,	$1,272	$5,715	$551	$1,038	$52	$239	$8,867
Charge offs	(165)	—	—	(23)	(3)	—	(191)
Recoveries	35	—	—	—	2	—	37
Provision	236	468	349	(63)	—	(112)	878
Balance at March 31,	$1,378	$6,183	$900	$952	$51	$127	$9,591

At March 31, 2012, there were no commitments to lend additional funds to borrowers whose loans were on non-accrual status or were contractually past due in excess of 90 days and still accruing interest.

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

The following table presents information about the troubled debt restructurings (TDRs) by class for the period indicated:

	Three Months Ended March 31, 2012
	Number of Loans	Pre-restructuring Outstanding Recorded Investment	Post-restructuring Outstanding Recorded Investment
	(Dollars in Thousands)
Troubled debt restructurings:
Commercial Real Estate	1	$225	$225
Residential Mortgage	1	714	711
Total	2	$939	$936

The Corporation charged off $3,000 in connection with loan modifications at the time of the modification during the three months ended March 31, 2012.

The Corporation had no loan modified as a TDR within the previous twelve months that subsequently defaulted during the three months ended March 31, 2012.

CENTER BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5. Loans and the Allowance for Loan Losses  – (continued)

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

Loans modified in a troubled debt restructuring totaled $11.5 million at March 31, 2012 of which $4.6 million were on non-accrual status. The remaining loans modified were current at the time of the restructuring and have complied with the terms of their restructure agreement. At December 31, 2011, loans modified in a troubled debt restructuring totaled $11.1 million of which $3.7 million were on non-accrual status. The remaining loans modified were current at the time of the restructuring and have complied with the terms of their restructure agreement.

In an effort to proactively manage delinquent loans, the Corporation has selectively extended to certain borrowers concessions such as rate reductions, extension of maturity dates, principal or interest forgiveness, adjusted repayment terms, forbearance agreements, or combinations of two or more of these concessions. As of March 31, 2012, loans on which concessions were made with respect to adjusted repayment terms amounted to $1.6 million. Loans on which combinations of two or more concessions were made amounted to $9.8 million. The concessions granted included principal concessions, rate reduction, adjusted repayment, extended maturity and payment deferral.

Note 6. Comprehensive Income

Total comprehensive income includes all changes in equity during a period arising from transactions and other events and circumstances from non-owner sources. The Corporation’s other comprehensive income is comprised of unrealized holding gains and losses on investment securities available-for-sale, and actuarial losses of defined benefit plans, net of taxes.

Disclosure of comprehensive income for the three months ended March 31, 2012, and 2011 is presented in the Consolidated Statements of Comprehensive Income. The table below provides a reconciliation of the components of other comprehensive income to the data provided in the Consolidated Statements of Comprehensive Income.

CENTER BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6. Comprehensive Income  – (continued)

The components of other comprehensive income, net of tax, were as follows for the periods indicated:

	Three Months Ended March 31,
	2012	2011
	(in thousands)
Reclassification adjustment of OTTI losses included in income	$58	$95
Unrealized holding gains on available-for-sale securities	4,966	2,921
Reclassification adjustment for net gains arising during this period	(995)	(861)
Net unrealized gains on available-for-sale securities	4,029	2,155
Amortization of unrealized holding gains on securities transferred from available-for-sale to held-to-maturity	(10)	—
Net unrealized gain on securities	4,019	2,155
Tax effect	(1,459)	(861)
Net of tax amount	2,560	1,294
Change in minimum pension liability	—	(142)
Tax effect	—	57
Net of tax amount	—	(85)
Other comprehensive income, net of tax	$2,560	$1,209

Accumulated other comprehensive loss at March 31, 2012 and December 31, 2011 consisted of the following:

	March 31, 2012	December 31, 2011
	(in thousands)
Investment securities available-for-sale, net of tax	$370	$(2,196)
Unamortized component of securities transferred from available-for-sale to held-to-maturity, net of tax	157	163
Defined benefit pension and post-retirement plans, net of tax	(3,413)	(3,413)
Total accumulated other comprehensive loss	$(2,886)	$(5,446)

Note 7. Investment Securities

The Corporation’s investment securities are classified as available-for-sale and held-to-maturity at March 31, 2012 and December 31, 2011. Investment securities available-for-sale are reported at fair value with unrealized gains or losses included in equity, net of tax. Accordingly, the carrying value of such securities reflects their fair value at the balance sheet date. Fair value is based upon either quoted market prices, or in certain cases where there is limited activity in the market for a particular instrument, assumptions are made to determine their fair value. See Note 8 of the Notes to Consolidated Financial Statements for a further discussion.

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

CENTER BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7. Investment Securities  – (continued)

The following tables present information related to the Corporation’s investment securities at March 31, 2012 and December 31, 2011.

	March 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Investment Securities Available-for-Sale:
U.S. treasury notes	$5,851	$34	$—	$5,885
Federal agency obligations	25,069	168	(138)	25,099
Residential mortgage-backed securities	94,763	1,777	(4)	96,536
Commercial mortgage-backed securities	4,087	—	(200)	3,887
Obligations of U.S. states and political subdivisions	71,127	2,880	(269)	73,738
Trust preferred securities	20,603	43	(2,115)	18,531
Corporate bonds and notes	203,466	2,191	(2,358)	203,299
Asset-backed securities	19,392	110	(7)	19,495
Collateralized mortgage obligations	3,110	—	(1,287)	1,823
Equity securities	6,929	16	(244)	6,701
Total	$454,397	$7,219	$(6,622)	$454,994
Investment Securities Held-to-Maturity:
Federal agency obligations	$4,190	$—	$(10)	$4,180
Residential mortgage-backed securities	22,376	168	(52)	22,492
Commercial mortgage-backed securities	4,742	—	(108)	4,634
Obligations of U.S. states and political subdivisions	38,302	2,795	—	41,097
Total	$69,610	$2,963	$(170)	$72,403
Total investment securities	$524,007	$10,182	$(6,792)	$527,397

	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Investment Securities Available-for-Sale:
Federal agency obligations	$24,781	$188	$—	$24,969
Residential mortgage-backed securities	113,213	2,157	(6)	115,364
Obligations of U.S. states and political subdivisions	66,309	2,900	(36)	69,173
Trust preferred securities	20,567	14	(4,394)	16,187
Corporate bonds and notes	175,812	1,382	(4,077)	173,117
Collateralized mortgage obligations	3,226	—	(1,327)	1,899
Asset-backed securities	7,614	52	(13)	7,653
Equity securities	6,417	21	(293)	6,145
Total	$417,939	$6,714	$(10,146)	$414,507
Investment Securities Held-to-Maturity:
Federal agency obligations	$28,262	$177	$(34)	$28,405
Commercial mortgage-backed securities	6,276	—	(69)	6,207
Obligations of U.S. states and political subdivisions	37,695	2,615	—	40,310
Total	$72,233	$2,792	$(103)	$74,922
Total investment securities	$490,172	$9,506	$(10,249)	$489,429

CENTER BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7. Investment Securities  – (continued)

The following table presents information for investment securities available-for-sale at March 31, 2012, based on scheduled maturities. Actual maturities can be expected to differ from scheduled maturities due to prepayment or early call options of the issuer.

	March 31, 2012
	Amortized Cost	Fair Value
	(in thousands)
Investment Securities Available-for-Sale:
Due in one year or less	$7,171	$7,174
Due after one year through five years	89,839	90,470
Due after five years through ten years	127,746	127,655
Due after ten years	123,862	122,571
Residential mortgage-backed securities	98,850	100,423
Equity securities	6,929	6,701
Total	$454,397	$454,994
Investment Securities Held-to-Maturity:
Due after five years through ten years	$8,626	$8,620
Due after ten years	60,984	63,783
Total	$69,610	$72,403
Total investment securities	$524,007	$527,397

For the three months ended March 31, 2012, proceeds of available for sale investment securities sold amounted to approximately $41.5 million. Gross realized gains on investment securities sold amounted to approximately $995,000, while gross realized losses amounted to approximately $58,000, which were impairment charges, for the period. For the three months ended March 31, 2011, proceeds of investment securities sold amounted to approximately $76.6 million. Gross realized gains on investment securities sold amounted to approximately $930,000, while gross realized losses, which included impairment charges of $95,000, amounted to approximately $164,000 for the period.

For the three months ended March 31, 2012, the Corporation recorded principal losses of $58,000 on a variable rate private label collateralized mortgage obligation (“CMO”). For the three months ended March 31, 2011, the Corporation recorded OTTI charges of $9,000 and principal losses of $86,000 on one variable rate private label CMO.

The following summarizes OTTI charges for the periods indicated.

	Three Months Ended March 31,
	2012	2011
	(in thousands)
One variable rate private label CMO	$—	$9
Principal losses on a variable rate CMO	58	86
Total other-than-temporary impairment charges	$58	$95

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

CENTER BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7. Investment Securities  – (continued)

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

The following table presents detailed information for each trust preferred security held by the Corporation at March 31, 2012 which has at least one rating below investment grade.

Deal Name	Single Issuer or Pooled	Class/ Tranche	Amortized Cost	Fair Value	Gross Unrealized Gain (Loss)	Lowest Credit Rating Assigned	Number of Banks Currently Performing	Deferrals and Defaults as % of Original Collateral	Expected Deferral/ Defaults as % of Remaining Performing Collateral
	(Dollars in Thousands)
Countrywide Capital IV	Single	—	$1,770	$1,674	$(96)	BB+	1	None	None
Countrywide Capital V	Single	—	2,747	2,630	(117)	BB+	1	None	None
Countrywide Capital V	Single	—	250	239	(11)	BB+	1	None	None
NPB Capital Trust II	Single	—	868	912	44	NR	1	None	None
Citigroup Cap IX	Single	—	991	958	(33)	BB	1	None	None
Citigroup Cap IX	Single	—	1,904	1,849	(55)	BB	1	None	None
Citigroup Cap XI	Single	—	246	237	(9)	BB	1	None	None
BAC Capital Trust X	Single	—	2,500	2,387	(113)	BB+	1	None	None
Nationsbank Cap Trust III	Single	—	1,571	1,127	(444)	BB+	1	None	None
Morgan Stanley Cap Trust IV	Single	—	2,500	2,428	(72)	BB+	1	None	None
Morgan Stanley Cap Trust IV	Single	—	1,741	1,698	(43)	BB+	1	None	None
Saturns – GS 2004-06	Single	—	242	238	(4)	BB+	1	None	None
Saturns – GS 2004-06	Single	—	312	307	(5)	BB+	1	None	None
Saturns – GS 2004-04	Single	—	780	739	(41)	BB+	1	None	None
Saturns – GS 2004-04	Single	—	22	21	(1)	BB+	1	None	None
Goldman Sachs	Single	—	1,000	947	(53)	BB+	1	None	None
ALESCO Preferred Funding VI	Pooled	C2	308	50	(258)	Ca	36 of 56	36.1%	53.5%
ALESCO Preferred Funding VII	Pooled	C1	851	90	(761)	Ca	50 of 62	33.5%	49.9%
Total			$20,603	$18,531	$(2,072)

(1)	Includes banks and insurance companies.

CENTER BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7. Investment Securities  – (continued)

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

One of the Pooled TRUPS, ALESCO VI, has incurred its thirteenth interruption of cash flow payments to date. Management reviewed the expected cash flow analysis and credit support to determine if it was probable that all principal and interest would be repaid, and recorded no other-than-temporary impairment charge for the three months ended March 31, 2012 and March 31, 2011. The other Pooled TRUP, ALESCO VII, incurred its eleventh interruption of cash flow payments to date. Management reviewed the expected cash flow analysis and credit support to determine if it was probable that all principal and interest would be repaid, and recorded no other-than-temporary impairment charge for the three months ended March 31, 2012, and March 31, 2011.

Credit Loss Portion of OTTI Recognized in Earnings on Debt Securities

	Three Months Ended March 31, 2012	Year Ended December 31, 2011
	(in thousands)
Balance of credit-related OTTI at January 1,	$6,539	$6,197
Addition:
Credit losses on investment securities for which other-than-temporary impairment was not previously recognized	58	342
Reduction:
Credit losses on investment securities sold during the period	—	—
Balance of credit-related OTTI at period end	$6,597	$6,539

The Corporation owns one variable rate private label CMO, which was also evaluated for impairment. This CMO was originally issued in 2006 and collateralized by 30 year Adjustable Rate Mortgage loans secured by a first lien, fully amortizing one-to-four residential mortgage loans. The tranche purchased was a Super Senior with an original credit rating of AAA/AAA. The top five states geographic concentration comprised in the deal were California 18.2 percent, Arizona 10.5 percent, Virginia 6.1 percent, Florida 6.5 percent and Nevada 6.3 percent. No one state exceeded a 25 percent concentration. These states have been heavily impacted by the financial crises and as such have sustained heavy delinquencies affecting the credit rating of the security. Management had applied aggressive default rates to identify if any credit impairment exists, as these bonds were downgraded to below investment grade. The Corporation recorded $58,000 in principal losses on this bond for the three months ended March 31, 2012, and $86,000 in principal losses for the three months ended March 31, 2011, and expects additional losses in future periods. As such, management determined that no an other-than-temporary impairment charge exists for this period.

CENTER BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7. Investment Securities  – (continued)

At March 31, 2012, excess subordination as a percentage of remaining performing collateral for the ALESCO Preferred Funding VI and VII investments were -47.8 percent and -43.0 percent, respectively. Excess subordination is the amount of performing collateral above the amount of outstanding collateral underlying each class of the security. The excess subordination as a percent of remaining performing collateral reflects the difference between the performing collateral and the collateral underlying each security divided by the performing collateral. A negative number results when the paying collateral is less than the collateral underlying each class of the security. A low or negative number decreases the likelihood of full repayment of principal and interest accordingly to original contractual terms.

The Corporation did not record other-than-temporary impairment charges relating to equity holdings in bank stocks for the three months ended March 31, 2012 and March 31, 2011.

Temporarily Impaired Investments

For all other securities, the Corporation does not believe that the unrealized losses, which were comprised of 87 investment securities as of March 31, 2012, represent an other-than-temporary impairment. The gross unrealized losses associated with federal agency obligations, mortgage-backed securities, corporate bonds and tax-exempt securities are not considered to be other than temporary because their unrealized losses are related to changes in interest rates and do not affect the expected cash flows of the underlying collateral or issuer.

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

The Corporation evaluates all securities with unrealized losses quarterly to determine whether the loss is other than temporary. Unrealized losses in the collateralized mortgage obligations category consist primarily private issue collateralized mortgage obligations. Unrealized losses in the corporate debt securities category consist of single issuer corporate trust preferred securities, pooled trust preferred securities and corporate debt securities issued by large financial institutions, insurance companies and other corporate issuers. The unrealized loss in equity securities consist primarily of other bank equities. The decline in fair value is due in large part to the lack of an active trading market for these securities, changes in market credit spreads and rating agency downgrades. For collateralized mortgage obligations, management reviewed expected cash flows and credit support to determine if it was probable that all principal and interest would be repaid. None of the corporate issuers have defaulted on interest payments. Management concluded that these securities, other than the previously mentioned two Pooled TRUPS and one private label CMO were not other-than-temporarily impaired at March 31, 2012. Future deterioration in the cash flow on collateralized mortgage obligations or the credit quality of these large financial institution issuers of TRUP debt securities could result in impairment charges in the future.

In determining that the securities giving rise to the previously mentioned unrealized losses were not other than temporary, the Corporation evaluated the factors cited above, which the Corporation considers when assessing whether a security is other-than-temporarily impaired. In making these evaluations the Corporation must exercise considerable judgment. Accordingly there can be no assurance that the actual results will not differ from the Corporation’s judgments and that such differences may not require the future recognition of other-than-temporary impairment charges that could have a material effect on the Corporation’s financial

CENTER BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7. Investment Securities  – (continued)

position and results of operations. In addition, the value of, and the realization of any loss on, an investment security is subject to numerous risks as cited above.

The following tables indicate gross unrealized losses not recognized in income and fair value, aggregated by investment category and the length of time individual securities have been in a continuous unrealized loss position at March 31, 2012 and December 31, 2011:

	March 31, 2012
	Total		Less than 12 Months		12 Months or Longer
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
Investment Securities Available-for-Sale:
Federal agency obligations	$5,943	$(138)	$5,943	$(138)	$—	$—
Residential mortgage-backed securities	3,089	(4)	3,089	(4)	—	—
Commercial mortgage-backed securities	3,887	(200)	3,887	(200)	—	—
Obligations of U.S. states and political subdivisions	6,685	(269)	6,685	(269)	—	—
Trust preferred securities	17,619	(2,115)	5,088	(233)	12,531	(1,882)
Corporate bonds and notes	100,492	(2,358)	89,716	(1,735)	10,776	(623)
Collateralized mortgage obligations	1,823	(1,287)	—	—	1,823	(1,287)
Asset-backed securities	1,538	(7)	1,538	(7)	—	—
Equity securities	1,292	(244)	—	—	1,292	(244)
Total	142,368	(6,622)	115,946	(2,586)	26,422	(4,036)
Investment Securities Held-to-Maturity:
Federal agency obligations	4,180	(10)	4,180	(10)	—	—
Residential mortgage-backed securities	10,813	(52)	10,813	(52)	—	—
Commercial mortgage-backed securities	4,634	(108)	4,634	(108)	—	—
Total	19,627	(170)	19,627	(170)	—	—
Total Temporarily Impaired Securities	$161,995	$(6,792)	$135,573	$(2,756)	$26,422	$(4,036)

CENTER BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7. Investment Securities  – (continued)

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

Investment securities having a carrying value of approximately $122.7 million and $98.7 million at March 31, 2012 and December 31, 2011, respectively, were pledged to secure public deposits, securities sold under agreement to repurchase, and Federal Home Loan Bank advances and for other purposes required or permitted by law.

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

Note 8. Fair Value Measurements and Fair Value of Financial Instruments  – (continued)

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

The following information should not be interpreted as an estimate of the fair value of the entire Corporation since a fair value calculation is only provided for a limited portion of the Corporation’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Corporation’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Corporation’s assets measured at fair value on a recurring basis at March 31, 2012 and December 31, 2011.

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

Management primarily identifies investment securities which may have traded in illiquid or inactive markets by identifying instances of a significant decrease in the volume and frequency of trades, relative to historical levels, as well as instances of a significant widening of the bid-ask spread in the brokered markets. Investment securities that are deemed to have been trading in illiquid or inactive markets may require the use of significant unobservable inputs. For example, management may use quoted prices for similar investment securities in the absence of a liquid and active market for the securities being valued. As of March 31, 2012, management made adjustments to prices provided by the third-party pricing service as a result of illiquid or inactive markets.

CENTER BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8. Fair Value Measurements and Fair Value of Financial Instruments  – (continued)

At March 31, 2012, the Corporation’s two pooled trust preferred securities, ALESCO VI and ALESCO VII, and one variable rate CMO were classified as Level 3. Market pricing for these Level 3 securities varied widely from one pricing service to another based on the lack of trading. As such, these securities were not considered to have readily observable market data that was accurate to support a fair value as prescribed by FASB ASC 820-10-05. The Corporation determined that significant adjustments using unobservable inputs are required to determine fair value at the measurement date.

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

The fair value as of March 31, 2012 was determined by discounting the expected cash flows over the life of the security. The discount rate was determined by deriving a discount rate when the markets were considered more active for this type of security. To this estimated discount rate, additions were made for more liquid markets and increased credit risk as well as assessing the risks in the security, such as default risk and severity risk. However, during the quarter ended March 31, 2012 the private label CMO had interruptions of its scheduled principal payments and the Corporation recorded principal loss of $58,000.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

For financial assets and liabilities measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2012 and December 31, 2011 are as follows:

		Fair Value Measurements at Reporting Date Using
Assets Measured at Fair Value on a Recurring Basis	March 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
U.S. treasury notes	$5,885	$5,885	$—	$—
Federal agency obligations	25,099	—	25,099	—
Residential mortgage-backed securities	96,536	—	96,536	—
Commercial mortgage-backed securities	3,887	—	3,887	—
Obligations of U.S. states and political subdivisions	73,738	1,660	72,078	—
Trust preferred securities	18,531	—	18,391	140
Corporate bonds and notes	203,299	—	203,299	—
Collateralized mortgage obligations	1,823	—	—	1,823
Asset-backed securities	19,495	—	19,495	—
Equity securities	6,701	6,701	—	—
Investment securities available-for-sale	$454,994	$14,246	$438,785	$1,963

CENTER BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8. Fair Value Measurements and Fair Value of Financial Instruments  – (continued)

		Fair Value Measurements at Reporting Date Using
Assets Measured at Fair Value on a Recurring Basis	December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Federal agency obligations	$24,969	$2,004	$22,965	$—
Residential mortgage pass-through securities	115,364	—	115,364	—
Obligations of U.S. states and political subdivision	69,173	397	68,776
Trust preferred securities	16,187	—	15,971	216
Corporate bonds and notes	173,117	2,000	171,117	—
Collateralized mortgage obligations	1,899	—	—	1,899
Asset-backed securities	7,653	—	7,653	—
Equity securities	6,145	6,145	—	—
Securities available-for-sale	$414,507	$10,546	$401,846	$2,115

The fair values used by the Corporation are obtained from an independent pricing service and represent either quoted market prices for the identical securities (Level 1 inputs) or fair values determined by pricing models using a market approach that considers observable market data, such as interest rate volatilities, LIBOR yield curve, credit spreads and prices from market makers and live trading systems (Level 2). The fair values of the federal agency obligations, obligations of states and political subdivision and corporate bonds and notes measured at fair value using Level 1 inputs at March 31, 2012 and December 31, 2011 represented the purchase price of the securities since they were acquired near quarter-end March 31, 2012 and year-end 2011.

The following tables present the changes in investment securities available-for-sale with significant unobservable inputs (Level 3) for the three and nine months ended March 31, 2012 and 2011.

	Three Months Ended March 31,
	2012	2011
	(in thousands)
Balance at January 1,	$2,115	$2,870
Principal interest deferrals	34	29
Principal repayments	(58)	(184)
Total net unrealized gains (loss)	(128)	294
Balance at period end,	$1,963	$3,009

For the three months ended March 31, 2012, there were no transfers of investment securities available-for-sale into or out of Level 1, Level 2, or Level 3 assets.

CENTER BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8. Fair Value Measurements and Fair Value of Financial Instruments  – (continued)

Assets Measured at Fair Value on a Non-Recurring Basis

For assets measured at fair value on a non-recurring basis, the fair value measurements used at March 31, 2012 and December 31, 2011 were as follows:

		Fair Value Measurements at Reporting Date Using
Assets Measured at Fair Value on a Non-Recurring Basis	March 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Impaired loans	$10,208	$—	$—	$10,208
Other real estate owned	558	—	—	558

		Fair Value Measurements at Reporting Date Using
Assets Measured at Fair Value on a Non-Recurring Basis	December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Impaired loans	$10,740	$—	$—	$10,740
Other real estate owned	591	—	—	591

The following methods and assumptions were used to estimate the fair values of the Corporation’s assets measured at fair value on a non-recurring basis at March 31, 2012 and December 31, 2011.

Impaired Loans.  The value of an impaired loan is measured based upon the present value of expected future cash flows discounted at the loan’s effective interest rate, or the fair value of the collateral if the loan is collateral dependent. Smaller balance homogeneous loans that are collectively evaluated for impairment, such as residential mortgage loans and installment loans, are specifically excluded from the impaired loan portfolio. The Corporation’s impaired loans are primarily collateral dependent. Impaired loans are individually assessed to determine that each loan’s carrying value is not in excess of the fair value of the related collateral or the present value of the expected future cash flows. Impaired loans at March 31, 2012 were $11,286,000 with a related valuation allowance of $1,078,000 compared to $11,825,000 with related valuation allowance of $1,085,000 at December 31, 2011.

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

CENTER BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8. Fair Value Measurements and Fair Value of Financial Instruments  – (continued)

held-for-sale and investment securities available-for-sale. Therefore, significant estimations and assumptions, as well as present value calculations, were used by the Corporation for the purposes of this disclosure.

Investment Securities Held-to-Maturity.  The fair value of the Corporation’s investment securities held-to-maturity was primarily measured using information from a third-party pricing service. If quoted prices were not available, fair values were estimated primarily by obtaining quoted prices for similar assets in active markets or through the use of pricing models. In cases where there may be limited or less transparent information provided by the Corporation’s third-party pricing service, fair value may be estimated by the use of secondary pricing services or through the use of non-binding third-party broker quotes.

Loans.  The fair value of the Corporation’s loans was estimated by discounting the expected future cash flows using the current interest rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. Loans were segregated by types such as commercial, residential and consumer loans. Expected future cash flows were projected based on contractual cash flows, adjusted for estimated prepayments.

Interest-Bearing Deposits.  The fair values of the Corporation’s interest-bearing deposits were estimated using discounted cash flow analyses. The discounted rates used were based on rates currently offered for deposits with similar remaining maturities. The fair values of the Corporation’s interest-bearing deposits do not take into consideration the value of the Corporation’s long-term relationships with depositors, which may have significant value.

Long-Term Borrowings and Subordinated Debentures.  The fair value of the Corporation’s long-term borrowings and subordinated debentures were calculated using a discounted cash flow approach and applying discount rates currently offered based on weighted remaining maturities.

Accrued Interest Receivable/Payable.  The carrying amounts of accrued interest approximate fair value resulting in a level 2 or level 3 classification based on the level of the asset or liability with which the accrual is associated.

CENTER BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8. Fair Value Measurements and Fair Value of Financial Instruments  – (continued)

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Corporation’s financial instruments as of March 31, 2012 and December 31, 2011.

			Fair Value Measurements
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
March 31, 2012
Financial assets
Cash and due from banks	$78,207	$78,207	$78,207	$—	$—
Investment securities held-to-maturity	69,610	72,403	—	72,403	—
Restricted investment in bank stocks	9,233	9,233	9,233	—	—
Net loans (including loans held for sale)	780,868	785,890	2,060	—	783,830
Accrued interest receivable	5,964	5,964	—	3,592	2,372
Financial liabilities
Non interest-bearing deposits	172,342	172,342	172,342	—	—
Interest-bearing deposits	981,131	982,133	—	982,133	—
Long-term borrowings	161,000	176,737	—	176,737	—
Subordinated debentures	5,155	5,190	—	5,190	—
Accrued interest payable	946	946	—	946	—
December 31, 2011
Financial assets
Cash and due from banks	$80,129	$80,129	$80,129	$—	$—
Investment securities held-to-maturity	72,233	74,922	—	74,922	—
Restricted investment in bank stocks	9,233	9,233	9,233	—	—
Net loans (including loans held for sale)	746,408	752,252	1,029	—	751,223
Accrued interest receivable	6,219	6,219	—	3,894	2,325
Financial liabilities
Non interest-bearing deposits	167,164	167,164	167,164	—	—
Interest-bearing deposits	954,251	928,777	—	928,777	—
Long-term borrowings	161,000	175,933	—	175,933	—
Subordinated debentures	5,155	5,159	—	5,159	—
Accrued interest payable	992	992	—	992	—

CENTER BANCORP, INC. AND SUBSIDIARIES

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

At March 31, 2012 and December 31, 2011, the net investment in direct financing lease consists of a minimum lease receivable of $4,831,000 and $4,870,000, respectively, and unearned interest income of $1,075,000 and $1,123,000, respectively, for a net investment in direct financing lease of $3,756,000 and $3,747,000, respectively. The net investment in direct financing lease is carried as a component of loans in the Corporation’s consolidated statements of condition.

Minimum future lease receipts of the direct financing lease are as follows:

(in thousands)
For years ending December 31,
2012	$132
2013	216
2014	216
2015	228
2016	265
Thereafter	2,699
Total minimum future lease receipts	$3,756

Note 10. Components of Net Periodic Pension Cost

The Corporation maintained a non-contributory pension plan for substantially all of its employees until September 30, 2007, at which time the Corporation froze its defined benefit pension plan. The following table sets forth the net periodic pension cost of the Corporation’s pension plan for the periods indicated.

	Three Months Ended March 31,
	2012	2011
	(in thousands)
Interest cost	$143	$147
Net amortization and deferral	(30)	(50)
Net periodic pension cost	$113	$97

Contributions

The Corporation presently estimates it will contribute $500,000 to its Pension Trust in 2012.

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

The Bank has elected to apply the Pension Relief Act Fifteen Year amortization of the Shortfall Amortization Base for its 2011 minimum funding requirement. The minimum amount to be funded is $453,000, as noted above, by December 31, 2012 with the understanding that fully funding the plan earlier than this date will lower this amount and that funding the plan after this date will increase this amount. As

CENTER BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10. Components of Net Periodic Pension Cost  – (continued)

noted, this amount is the minimum required funding amount. The Corporation does have the option of funding above this amount but has contributed the minimum historically.

Note 11. Income Taxes

For the quarter ended March 31, 2012, the Corporation recorded income tax expense of $2.2 million, compared with a $1.7 million income tax expense for the quarter ended March 31, 2011. The effective tax rates for the quarter ended March 31, 2012 and 2011 were 33.7 percent and 36.2 percent, respectively.

Note 12. Borrowed Funds

Short-Term Borrowings

Short-term borrowings, which consist primarily of securities sold under agreements to repurchase, Federal Home Loan Bank (“FHLB”) advances and federal funds purchased, generally have maturities of less than one year. The details of these short-term borrowings are presented in the following table.

	March 31, 2012	March 31, 2011
	(in thousands)
Average interest rate:
At quarter end	—%	0.30%
For the quarter	0.13%	0.27%
Average amount outstanding during the quarter	$220	$47,287
Maximum amount outstanding at any month end in the quarter	$—	$71,732
Amount outstanding at quarter end	$—	$35,917

Long-Term Borrowings

Long-term borrowings, which consist primarily of FHLB advances and securities sold under agreements to repurchase, totaled $161.0 million and mature within one to eight years. The FHLB advances are secured by pledges of certain collateral, including but not limited to U.S. government and agency mortgage-backed securities and a blanket assignment of qualifying first lien mortgage loans, consisting of both residential mortgages and commercial real estate loans.

At March 31, 2012, FHLB advances had a weighted average interest rate of 3.46 percent and are contractually scheduled for repayment as follows:

March 31, 2012
(in thousands)
2013	$5,000
2016	20,000
Thereafter	95,000
Total	$120,000

CENTER BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12. Borrowed Funds  – (continued)

The Corporation has entered into agreements under which it has sold securities subject to an obligation to repurchase the same or similar securities. Under these arrangements, the Corporation may transfer legal control over the assets but still retain effective control through an agreement that both entitles and obligates the Corporation to repurchase the assets. The obligation to repurchase the securities is reflected as a liability in the Corporation’s consolidated statements of condition, while the securities underlying the securities sold under agreements to repurchase remain in the respective asset accounts and are delivered to and held as collateral by third party trustees. At March 31, 2012, securities sold under agreements to repurchase had a weighted average interest rate of 5.31 percent and are contractually scheduled for repayment as follows:

March 31, 2012
(in thousands)
2015	10,000
Thereafter	31,000
Total	$41,000

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

The subordinated debentures are redeemable in whole or part prior to maturity on January 23, 2034. The floating interest rate on the subordinated debentures is three-month LIBOR plus 2.85 percent and reprices quarterly. The rate at March 31, 2012 was 3.40 percent.

Note 14. Stockholders’ Equity

On January 12, 2009, the Corporation issued $10 million in nonvoting senior preferred stock to the U.S. Department of Treasury (“Treasury”) under its Capital Purchase Program. As part of the transaction, the Corporation also issued warrants to the Treasury to purchase 173,410 shares of common stock of the Corporation at an exercise price of $8.65 per share. As previously announced, the Corporation’s voluntary participation in the Capital Purchase Program represented approximately 50 percent of the dollar amount that the Corporation qualified to receive under the Treasury program. The Corporation believed that its participation in this program strengthened its capital position. The funding was used to support future loan growth. As a result of the successful completion of the rights offering in October 2009, the number of shares underlying the warrants held by the U.S. Treasury was reduced to 86,705 shares, or 50 percent of the original 173,410 shares as outlined by the provisions of the Capital Purchase Program.

On September 15, 2011, the Corporation issued $11.25 million in nonvoting senior preferred stock to the Treasury under the Small Business Lending Fund Program (“SBLF Program”). Under the Securities Purchase Agreement, the Corporation issued to the Treasury a total of 11,250 shares of the Corporation’s Senior

CENTER BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14. Stockholders’ Equity  – (continued)

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this analysis is to provide the reader with information relevant to understanding and assessing the Corporation’s results of operations for the periods presented herein and financial condition as of March 31, 2012 and December 31, 2011. In order to fully understand this analysis, the reader is encouraged to review the consolidated financial statements and accompanying notes thereto appearing elsewhere in this report.

Cautionary Statement Concerning Forward-Looking Statements

This report includes forward-looking statements within the meaning of Sections 27A of the Securities Act of 1933, as amended, and 21E of the Securities Exchange Act of 1934, as amended, that involve inherent risks and uncertainties. This report contains certain forward-looking statements with respect to the financial condition, results of operations, plans, objectives, future performance and business of Center Bancorp Inc. and its subsidiaries, including statements preceded by, followed by or that include words or phrases such as “believes,” “expects,” “anticipates,” “plans,” “trend,” “objective,” “continue,” “remain,” “pattern” or similar expressions or future or conditional verbs such as “will,” “would,” “should,” “could,” “might,” “can,” “may” or similar expressions. There are a number of important factors that could cause future results to differ materially from historical performance and these forward-looking statements. Factors that might cause such a difference include, but are not limited to: (1) competitive pressures among depository institutions may increase significantly; (2) changes in the interest rate environment may reduce interest margins; (3) prepayment speeds, loan origination and sale volumes, charge-offs and loan loss provisions may vary substantially from period to period; (4) general economic conditions may be less favorable than expected; (5) political developments, sovereign debt problems, wars or other hostilities may disrupt or increase volatility in securities markets or other economic conditions; (6) legislative or regulatory changes or actions may adversely affect the businesses in which Center Bancorp is engaged, including, without limitation, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010; (7) changes and trends in the securities markets may adversely impact Center Bancorp; (8) a delayed or incomplete resolution of regulatory issues could adversely impact planning by Center Bancorp; (9) the impact on reputation risk created by the developments discussed above on such matters as business generation and retention, funding and liquidity could be significant; (10) Center Bancorp’s ability to consummate its pending acquisition of the assets of Saddle River Valley Bank and, if consummated, Center Bancorp’s ability to integrate Saddle River Valley Bank’s operations into its own; and (11) the outcome of regulatory and legal investigations and proceedings may not be anticipated. Further information on other factors that could affect the financial results of Center Bancorp is included in Item 1A. of Center Bancorp’s Annual Report on Form 10-K and this Current report on Form 10-Q and in Center Bancorp’s other filings with the Securities and Exchange Commission. These documents are available free of charge at the Commission’s website at http://www.sec.gov and/or from Center Bancorp, Inc.

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

Goodwill

The Corporation adopted the provisions of FASB ASC 350-10, which requires that goodwill be reported separate from other intangible assets in the Consolidated Statements of Condition and not be amortized but rather tested for impairment annually or more frequently if impairment indicators arise. No impairment charge was deemed necessary for the three months ended March 31, 2012 and 2011.

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

Earnings

Net income available to common stockholders for the three months ended March 31, 2012 amounted to $4,090,000 compared to $2,872,000 for the comparable three-month period ended March 31, 2011. The Corporation recorded earnings per diluted common share of $0.25 for the three months ended March 31, 2012 as compared with earnings of $0.18 per diluted common share for the same three months in 2011. Dividends and accretion relating to the preferred stock issued to the U.S. Treasury, reduced earnings by approximately $0.01 per fully diluted common share for both periods. The annualized return on average assets was 1.16 percent for the three months ended March 31, 2012, compared to 0.98 percent for three months ended March 31, 2011. The annualized return on average stockholders’ equity was 12.05 percent for the three-month period ended March 31, 2012, compared to 9.86 percent for the three months ended March 31, 2011.

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

Net Interest Income
(tax-equivalent basis)

	Three Months Ended March 31,
(dollars in thousands)	2012	2011	Increase (Decrease)	Percent Change
Interest income:
Investment securities AFS	$3,576	$3,552	$24	0.68%
Investment securities HTM	729	—	729	—
Loans, including net costs	9,385	9,217	168	1.82
Restricted investment in bank stocks, at cost	121	143	(22)	(15.38)
Total interest income	13,811	12,912	899	6.96
Interest expense:
Time deposits $100 or more	252	265	(13)	(4.91)
All other deposits	1,156	1,002	154	15.37
Borrowings	1,642	1,655	(13)	(0.79)
Total interest expense	3,050	2,922	128	4.38
Net interest income on a fully tax-equivalent basis	10,761	9,990	771	7.72
Tax-equivalent adjustment(1)	(416)	(45)	(371)	824.44
Net interest income	$10,345	$9,945	$400	4.02%

(1)	Computed using a federal income tax rate of 35 percent for 2012 and 34 percent for 2011.

Net interest income on a fully tax-equivalent basis increased $0.8 million or 7.72 percent to $10.8 million for the three months ended March 31, 2012 as compared to the same period in 2011. For the three months ended March 31, 2012, the net interest margin contracted 16 basis points to 3.39 percent from 3.55 percent during the three months ended March 31, 2011. For the three months ended March 31, 2012, a decrease in the average yield on interest-earning assets of 23 basis points was partially offset by a decrease in the average cost of interest-bearing liabilities of 16 basis points, resulting in a decrease in the Corporation’s net interest spread of 7 basis points for the period. Net interest spread and margin have been impacted by a high level of uninvested excess cash, which accumulated due to strong deposit growth experienced predominantly over the last three months of 2011. This represented growth in the Corporation’s customer base and enhanced the Corporation’s liquidity position while the Corporation continued to expand its earning assets base.

For the three-month period ended March 31, 2012, interest income on a tax-equivalent basis increased by $899,000 or 6.96 percent compared to the same three-month period in 2011. This increase in interest income was due primarily to a volume increase in investment securities and loans partially offset by a decline in yields due to the lower interest rate environment. Average investment securities volume increased during the current three-month period by $105.4 million, to $506.3 million, compared to the first quarter of 2011. The loan portfolio increased on average $39.2 million, to $755.8 million, from an average of $716.6 million in the same quarter in 2011, reflecting net increases in commercial loans and commercial real estate related sectors of the loan portfolio. Average loans represented approximately 59.5 percent of average interest-earning assets during the first quarter of 2012 compared to 63.6 percent in the same quarter in 2011.

For the three months ended March 31, 2012, interest expense increased $128,000, or 4.38 percent from the same period in 2011. The average rate of interest-bearing liabilities decreased 16 basis points to 1.07 percent for the three months ended March 31, 2012, from 1.23 percent for the three months ended March 31, 2011. At the same time, average interest-bearing liabilities increased by $192.5 million. This increase was primarily in money markets, savings, and other interest-bearing deposits of $158.0 million, $11.0 million and $70.7 million, respectively, and was partially offset by decreases in borrowings of $47.3 million. Since 2009 steps have been taken to improve the Corporation’s net interest margin by allowing the runoff of certain high rate deposits and to position the Corporation for further high-costing cash outflows. The result has been a decline in the Corporation’s average cost of funds. For the three months ended March 31, 2012, the Corporation’s net interest spread on a tax-equivalent basis decreased to 3.28 percent, from 3.35 percent for the three months ended March 31, 2011.

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

Analysis of Variance in Net Interest Income Due to Changes in Volume and Rates

	Three Months Ended March 31, 2012 and 2011 Increase (Decrease) Due to Change In:
(tax-equivalent basis, in thousands)	Average Volume	Average Rate	Net Change
Interest-earning assets:
Investment securities:
Available for sale
Taxable	$(162)	$(451)	$(613)
Tax-exempt	649	(12)	637
Held to maturity
Taxable	310	—	310
Tax-exempt	419	—	419
Total investment securities	1,216	(463)	753
Loans	614	(446)	168
Restricted investment in bank stocks	1	(23)	(22)
Total interest-earning assets	1,831	(932)	899
Interest-bearing liabilities:
Money market deposits	193	(27)	166
Savings deposits	14	(57)	(43)
Time deposits	1	—	1
Other interest-bearing deposits	89	(72)	17
Total interest-bearing deposits	297	(156)	141
Borrowings and subordinated debentures	(415)	402	(13)
Total interest-bearing liabilities	(118)	246	128
Change in net interest income	$1,949	$(1,178)	$771

The following tables, “Average Statements of Condition with Interest and Average Rates”, present for the three months ended March 31, 2012 and 2011, the Corporation’s average assets, liabilities and stockholders’ equity. The Corporation’s net interest income, net interest spread and net interest margin are also reflected.

Average Statements of Condition with Interest and Average Rates

	Three Months Ended March 31,
	2012			2011
(tax-equivalent basis)	Average Balance	Interest Income/ Expense	Average Rate	Average Balance	Interest Income/ Expense	Average Rate
	(dollars in thousands)
Assets
Interest-earning assets:
Investment securities(1):
Available for sale
Taxable	$371,766	$2,806	3.02%	$391,022	$3,419	3.50%
Tax-exempt	62,110	770	4.96	9,833	133	5.40
Held to maturity
Taxable	43,693	310	2.84	—	—	—
Tax-exempt	28,708	419	5.84	—	—	—
Total investment securities	506,277	4,305	3.40	400,855	3,552	3.54
Loans(2)	755,813	9,385	4.97	716,568	9,217	5.15
Restricted investment in bank stocks	9,233	121	5.24	9,158	143	6.22
Total interest-earning assets	1,271,323	13,811	4.35	1,126,581	12,912	4.58
Non interest-earning assets:
Cash and due from banks	122,191			34,074
Bank-owned life insurance	29,049			28,010
Intangible assets	16,897			16,952
Other assets	31,494			32,653
Allowance for loan losses	(9,683)			(9,139)
Total non interest-earning assets	189,948			102,550
Total assets	$1,461,271			$1,229,131
Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Money market deposits	$324,924	$391	0.48%	$166,875	$225	0.54%
Savings deposits	183,965	194	0.42	173,010	237	0.55
Time deposits	203,984	524	1.03	203,948	523	1.02
Other interest-bearing deposits	264,085	299	0.45	193,363	282	0.58
Total interest-bearing deposits	976,958	1,408	0.58	737,196	1,267	0.69
Short-term and long-term borrowings	161,220	1,600	3.97	208,509	1,629	3.12
Subordinated debentures	5,155	42	3.26	5,155	26	2.02
Total interest-bearing liabilities	1,143,333	3,050	1.07	950,860	2,922	1.23
Non interest-bearing liabilities:
Demand deposits	167,921			152,074
Other liabilities	9,606			3,705
Total non interest-bearing liabilities	177,527			155,779
Stockholders’ equity	140,411			122,492
Total liabilities and stockholders’ equity	$1,461,271			$1,229,131
Net interest income (tax-equivalent basis)		10,761			9,990
Net interest spread			3.28%			3.35%
Net interest margin(3)			3.39%			3.55%
Tax-equivalent adjustment(4)		(416)			(45)
Net interest income		$10,345			$9,945

(1)	Average balances are based on amortized cost.
(2)	Average balances include loans on non-accrual status.
(3)	Represents net interest income as a percentage of total average interest-earning assets.
(4)	Computed using a federal income tax rate of 35 percent for 2012 and 34 percent for 2011.

Investment Portfolio

At March 31, 2012, the principal components of the investment securities portfolio were U.S. Government agency obligations, federal agency obligations including mortgage-backed securities, obligations of U.S. states and political subdivisions, corporate bonds and notes, and other debt and equity securities including trust preferred securities.

During the three months ended March 31, 2012, approximately $41.5 million in investment securities were sold from the available-for-sale portfolio. The cash flow from the sale of investment securities was primarily used to purchase new securities. The Corporation’s sales from its available-for-sale investment portfolio were made in the ordinary course of business.

For the three months ended March 31, 2012, average investment securities increased $105.4 million to approximately $506.3 million, or 39.8 percent of average interest-earning assets, from $400.9 million on average, or 35.6 percent of average interest-earning assets, for the comparable period in 2011.

During the three-month period ended March 31, 2012, the volume-related factors applicable to the investment portfolio increased interest income by approximately $1.2 million while rate-related changes resulted in a decrease in interest income of approximately $463,000 from the same period in 2011. The tax-equivalent yield on investments decreased by 14 basis points to 3.40 percent from a yield of 3.54 percent during the comparable period in 2011. A 50 basis points decrease in taxable yield was partially offset by an increase in the purchase of tax exempt municipal securities during the period.

For the three months ended March 31, 2012, the Corporation recorded principal losses of $58,000 on a private label collateralized mortgage obligation. The Corporation expects that there may be additional losses on this obligation. See Note 7 of the Notes to the Consolidated Financial Statements for further discussion.

At March 31, 2012, net unrealized gains on investment securities available-for-sale, which is carried as a component of accumulated other comprehensive loss and included in stockholders’ equity, net of tax, amounted to $0.4 million as compared with net unrealized losses of $2.2 million at December 31, 2011. At March 31, 2012, net unrealized gains on investment securities held to maturity, transferred from securities available-for-sale, which is carried as a component of accumulated other comprehensive loss and included in stockholders’ equity, net of tax, amounted to $157,000. The gross unrealized losses associated with agency securities and federal agency obligations, mortgage-backed securities, corporate bonds and tax-exempt securities are not considered to be other than temporary because their unrealized losses are related to changes in interest rates and do not affect the expected cash flows of the underlying collateral or issuer.

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

At March 31, 2012, total loans amounted to $790.6 million, an increase of $34.6 million or 4.58 percent as compared to December 31, 2011. For the three-month period ended March 31, 2012, growth of $20.4 million, $13.6 million, and $2.7 million in the commercial and industrial, commercial real estate, and construction portfolios were partially offset by decreases of $2.1 million, and $37,000 in the residential and installment loan portfolios. Total gross loans recorded in the quarter included $101.8 million of new loans and advances, partially offset by payoffs and principal payments of $67.3 million.

At March 31, 2012, the Corporation had $61.0 million in outstanding loan commitments which are expected to fund over the next 90 days.

Average total loans increased $39.2 million or 5.48 percent for the three months ended March 31, 2012 as compared to the same period in 2011, while the average yield on loans decreased by 18 basis points as compared with the same period in 2011. The decrease in the average yield on loans was primarily the result of lower market interest rates on the repricing of existing loans and the origination of new loans. The increase in average total loan volume was due primarily to increased customer activity and new lending relationships. The volume-related factors during the period contributed increased interest income of $494,000, while the rate-related changes decreased interest income by $326,000.

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

At March 31, 2012, the level of the allowance was $9,754,000 as compared to $9,602,000 at December 31, 2011. Provisions to the allowance for the three-month period ended March 31, 2012 totaled $107,000 compared to $878,000 for the same period in 2011. For the three-month period ended March 31, 2012, net recoveries were $45,000 compared to net charge-offs of $154,000 for the three months ended March 31, 2011. The allowance for loan losses as a percentage of total loans amounted to 1.23 percent and 1.27 percent at March 31, 2012 and December 31, 2011, respectively.

The level of the allowance for the respective periods of 2012 and 2011 reflects the credit quality within the loan portfolio, the loan volume recorded during the periods, the changing composition of the commercial and residential real estate loan portfolios and other related factors. In management’s view, the level of the allowance at March 31, 2012 is adequate to cover losses inherent in the loan portfolio. Management’s judgment regarding the adequacy of the allowance constitutes a “Forward-Looking Statement” under the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from management’s analysis, based principally upon the factors considered by management in establishing the allowance.

Changes in the allowance for loan losses are presented in the following table for the periods indicated.

	Three Months Ended March 31,
	2012	2011
	(in thousands)
Average loans for the period	$755,813	$716,568
Total loans at end of period	790,622	716,096
Analysis of the Allowance for Loan Losses:
Balance – beginning of year	$9,602	$8,867
Charge-offs:
Commercial and industrial loans	—	(165)
Residential mortgage loans	—	(23)
Installment loans	(3)	(3)
Total charge-offs	(3)	(191)
Recoveries:
Commercial and industrial loans	—	35
Residential mortgage loans	47	—
Installment loans	1	2
Total recoveries	48	37
Net recoveries (charge-offs)	45	(154)
Provision for loan losses	107	878
Balance – end of period	$9,754	$9,591
Ratio of net (recoveries) charge-offs during the period to average loans during the period(1)	(0.02)%	0.09%
Allowance for loan losses as a percentage of total loans	1.23%	1.34%

(1)	Annualized.

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

Non-Performing Assets and Troubled Debt Restructured Loans

Non-performing loans include non-accrual loans and accruing loans past due 90 days or more. Non-accrual loans represent loans on which interest accruals have been suspended. In general, it is the policy of management to consider the charge-off of loans at the point they become past due in excess of 90 days, with the exception of loans that are both well-secured and in the process of collection. Non-performing assets include non-performing loans and other real estate owned. Troubled debt restructured loans represent loans to borrowers experiencing financial difficulties on which a concession was granted, such as a reduction in interest rate which is lower than the current market rate for new debt with similar risks, or modified repayment terms, and are performing under the restructured terms.

The following table sets forth, as of the dates indicated, the amount of the Corporation’s non-accrual loans, accruing loans past due 90 days or more, other real estate owned and troubled debt restructured loans.

	March 31, 2012	December 31, 2011
	(in thousands)
Non-accrual loans	$7,125	$6,871
Accruing loans past due 90 days or more	1,062	1,029
Total non-performing loans	8,187	7,900
Other real estate owned	558	591
Total non-performing assets	$8,745	$8,491
Troubled debt restructured loans – performing	$6,900	$7,459

Non-performing assets increased by $254,000 at March 31, 2012 from December 31, 2011. The increase was attributable to the addition of one new residential loan (totaling approximately $32,000) and two commercial loans (totaling approximately $303,000) into non-performing status. This was partially offset by decreases from pay-downs of $48,000 and OREO write downs of $33,000.

The Corporation held $558,000 of other real estate owned at March 31, 2012 and $591,000 at December 31, 2011, respectively.

Troubled debt restructured loans totaled $11.5 million at March 31, 2012 and $11.1 million at December 31, 2011. A total of $6.9 million and $7.5 million of troubled debt restructured loans were performing pursuant to the terms of their respective modifications at March 31, 2012 and December 31, 2011, respectively.

Overall credit quality in the Bank’s loan portfolio at March 31, 2012 remained relatively strong. Other known “potential problem loans” (as defined by SEC regulations), some of which are non-performing loans and are included in the table above, as of March 31, 2012 have been identified and internally risk-rated as assets specially mentioned or substandard. Such loans amounted to $42.4 million and $49.0 million at March 31, 2012 and December 31, 2011, respectively. The improvement in credit quality occurred in the commercial real estate category which decreased $8.5 million in special mention but increased $154,000 in the substandard category. Commercial and industrial increased $546,000 in special mention but decreased $69,000 in the substandard category, residential mortgage increased in both special mention and substandard categories by $393,000 and $826,000, respectively. These loans are considered potential problem loans due to a variety of changing conditions affecting the credits, including general economic conditions and/or conditions applicable to the specific borrowers. The Corporation has no foreign loans.

At March 31, 2012, other than the loans set forth above, the Corporation is not aware of any loans which present serious doubts as to the ability of its borrowers to comply with present loan repayment terms and which are expected to fall into one of the categories set forth in the tables or descriptions above.

Other Income

The following table presents the principal categories of other income for the periods indicated.

	Three Months Ended March 31,
(dollars in thousands)	2012	2011	Increase (Decrease)	Percent Change
Service charges, commissions and fees	$446	$449	$(3)	(0.67)%
Annuities and insurance commission	44	6	38	633.33
Bank-owned life insurance	251	260	(9)	(3.46)
Net investment securities gains	937	766	171	22.32
Loan related fees	236	87	149	171.26
All other	41	29	12	41.38
Total other income	$1,955	$1,597	$358	22.42%

For the three months ended March 31, 2012, total other income amounted to $2.0 million, compared to total other income of $1.6 million for the same period in 2011. The increase of $358,000 for the three months ended March 31, 2012 was primarily as a result of net investment securities gains of $937,000 compared to net investment gains of $766,000 for the same period last year. Net investment securities gains in the first quarter of 2012 included $995,000 in net gains on the sale of investment securities, reduced by $58,000 in other-than-temporary impairment charges. Excluding net investment securities gains, the Corporation recorded total other income of $1.0 million for the three months ended March 31, 2012, compared to $831,000 for the three months ended March 31, 2011. This increase reflected increases of $149,000 in loan related fees and $38,000 in commissions on annuities and insurance contracts partially offset by declines in service charges on deposits of $3,000 and bank owned life insurance of $9,000.

Other Expense

The following table presents the principal categories of other expense for the periods indicated.

	Three Months Ended March 31,
(dollars in thousands)	2012	2011	Increase (Decrease)	Percent Change
Salaries and employee benefits	$3,118	$2,867	$251	8.75%
Occupancy and equipment	700	866	(166)	(19.17)
FDIC insurance	299	528	(229)	(43.37)
Professional and consulting	246	241	5	2.07
Stationery and printing	84	101	(17)	(16.83)
Marketing and advertising	31	21	10	47.62
Computer expense	353	339	14	4.13
Other real estate owned, net	62	(1)	63	(6,300.00)
All other	914	973	(59)	(6.06)
Total other expense	$5,807	$5,935	$(128)	(2.16)%

For the three months ended March 31, 2012, total other expense decreased $128,000, or 2.2 percent, from the comparable three months ended March 31, 2011. This was primarily attributable to decreases in occupancy and equipment expenses and FDIC insurance partially offset by increases in salaries and employee benefits expense and professional, consulting expense, and marketing and advertising expense.

Salaries and employee benefits expense for the quarter ended March 31, 2012 increased $251,000 or 8.8 percent over the comparable period in the prior year. These increases were primarily due to additions to staff, merit increases and higher benefit costs. Full-time equivalent staffing levels were 170 at March 31, 2012 and 165 at March 31, 2011.

Occupancy and equipment expense for the quarter ended March 31, 2012 decreased $166,000, or 19.2 percent, from the comparable three-month period in 2011. The decrease for the quarter was primarily attributable to expense reductions pertaining to lower weather related expenses, and reductions of $29,000 in depreciation expense. These decreases were partially offset by an increase of $14,000 in building expense and $29,000 in real estate tax.

FDIC insurance expense decreased $229,000, or 43.4%, for the three months ended March 31, 2012 compared to the same period in 2011. The decreases were caused by a new assessment formula which resulted in a more favorable rating category for the Corporation.

Professional and consulting expense for the three months ended March 31, 2012 increased $5,000 or 2.1 percent compared to the comparable quarter of 2011, reflecting higher expenses related to enterprise risk management implementation.

Marketing and advertising expense for the three months ended March 31, 2012 increased $10,000 or 47.6 percent, from the comparable period in 2011 primarily due to higher print media costs

All other expense for the three months ended March 31, 2012 decreased $59,000, or 6.1 percent, compared to the same quarter of 2011.

Provision for Income Taxes

For the quarter ended March 31, 2012, the Corporation recorded income tax expense of $2.2 million, compared with $1.7 million income tax expense for the quarter ended March 31, 2011. The effective tax rates for the quarterly periods ended March 31, 2012 and 2011 were 33.7 percent and 36.2 percent, respectively.

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

At March 31, 2012, the Corporation reflected a positive interest sensitivity gap with an interest sensitivity ratio of 1.80:1.00 at the cumulative one-year position. Based on management’s perception of interest rates remaining low through 2012, emphasis has been, and is expected to continue to be, placed on controlling liability costs while extending the maturities of liabilities in order to insulate the net interest spread from rising interest rates in the future. However, no assurance can be given that this objective will be met.

Estimates of Fair Value

The estimation of fair value is significant to a number of the Corporation’s assets, including loans held for sale and investment securities available-for-sale. These are all recorded at either fair value or the lower of cost or fair value. Fair values are volatile and may be influenced by a number of factors. Circumstances that could cause estimates of the fair value of certain assets and liabilities to change include a change in prepayment speeds, discount rates, or market interest rates. Fair values for most available-for-sale investment securities are based on quoted market prices. If quoted market prices are not available, fair values are based on judgments regarding future expected loss experience, current economic condition risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature, involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

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

At March 31, 2012, the Parent Corporation had $1.2 million in cash and short-term investments compared to $2.0 million at December 31, 2011. Expenses at the Parent Corporation are moderate and management believes that the Parent Corporation presently has adequate liquidity to fund its obligations.

Certain provisions of long-term debt agreements, primarily subordinated debt, prevent the Corporation from creating liens on, disposing of or issuing voting stock of subsidiaries. As of March 31, 2012, the Corporation was in compliance with all covenants and provisions of these agreements.

Deposits

Total deposits increased to $1.15 billion at March 31, 2012 from $1.12 billion at December 31, 2011. Total non interest-bearing deposits increased from $167.2 million at December 31, 2011 to $172.3 million at March 31, 2012, an increase of $5.2 million or 3.1 percent. Interest-bearing demand, savings and time deposits under $100,000 increased to a total of $867.9 million at March 31, 2012 as compared to $816.3 million at December 31, 2011. Time deposits $100,000 and over decreased $24.7 million as compared to year-end 2011 primarily due to an outflow of municipal certificates of deposit. Time deposits $100,000 and over represented 9.8 percent of total deposits at March 31, 2012 compared to 12.3 percent at December 31, 2011.

Core Deposits

The Corporation derives a significant proportion of its liquidity from its core deposit base. Total demand deposits, savings and money market accounts of $991.1 million at March 31, 2012 increased by $56.2 million, or 6.0 percent, from December 31, 2011. At March 31, 2012, total demand deposits, savings and money market accounts were 85.9 percent of total deposits compared to 83.4 percent at year-end 2011. Alternatively, the Corporation uses a more stringent calculation for the management of its liquidity positions internally, which calculation consists of total demand, savings accounts and money market accounts (excluding money market accounts greater than $100,000 and time deposits) as a percentage of total deposits. This number increased by $25.0 million, or 3.7 percent, from $668.2 million at December 31, 2011 to $693.2 million at March 31, 2012 and represented 60.1 percent of total deposits at March 31, 2012 as compared with 59.6 percent at December 31, 2011.

The Corporation continues to place the main focus of its deposit gathering efforts in the maintenance, development, and expansion of its core deposit base. Management believes that the emphasis on serving the needs of our communities will provide a long term relationship base that will allow the Corporation to efficiently compete for business in its market. The success of this strategy is reflected in the growth of the demand, savings and money market balances during the first quarter of 2012.

The following table depicts the Corporation’s core deposit mix at March 31, 2012 and December 31, 2011 based on the Corporation’s alternative calculation:

	March 31, 2012		December 31, 2011		Dollar Change 2012 vs. 2011
	Amount	Percentage	Amount	Percentage
	(dollars in thousands)
Non interest-bearing demand	$172,342	24.9%	$167,164	25.0%	$5,178
Interest-bearing demand	197,648	28.5	215,523	32.3	(17,875)
Regular savings	107,245	15.5	135,703	20.3	(28,458)
Money market deposits under $100	215,922	31.1	149,760	22.4	66,162
Total core deposits	$693,157	100.0%	$668,150	100.0%	$25,007
Total deposits	$1,153,473		$1,121,415		$32,058
Core deposits to total deposits		60.09%		59.58%

Borrowings

Short-Term Borrowings

Short-term borrowings, which consist primarily of securities sold under agreements to repurchase, Federal Home Loan Bank (“FHLB”) advances and federal funds purchased, generally have maturities of less than one year. The details of these short-term borrowings are presented in the following table.

March 31, 2012
(dollars in thousands)
Average interest rate:
At quarter end	—%
For the quarter	0.13%
Average amount outstanding during the quarter	$220
Maximum amount outstanding at any month end in the quarter	$—
Amount outstanding at quarter end	$—

Long-Term Borrowings

Long-term borrowings, which consist primarily of FHLB advances and securities sold under agreements to repurchase, totaled $161.0 million at March 31, 2012 and December 31, 2011, and mature within one to eight years. The FHLB advances are secured by pledges of certain collateral, including but not limited to U.S. government and agency mortgage-backed securities and a blanket assignment of qualifying first lien mortgage loans, consisting of both residential mortgages and commercial real estate loans. At March 31, 2012, FHLB advances and securities sold under agreements to repurchase had weighted average interest rates of 3.46 percent and 5.31 percent, respectively.

Subordinated Debentures

On December 19, 2003, Center Bancorp Statutory Trust II, a statutory business trust and wholly-owned subsidiary of Center Bancorp, Inc., issued $5.0 million of MMCapS capital securities to investors due on January 23, 2034. The trust loaned the proceeds of this offering to the Corporation and received in exchange $5.2 million of the Parent Corporation’s subordinated debentures. The subordinated debentures are redeemable in whole or part. The floating interest rate on the subordinated debentures is three-month LIBOR plus 2.85 percent and reprices quarterly. The rate at March 31, 2012 was 3.40 percent. The capital securities qualify as Tier 1 capital for regulatory capital purposes.

Cash Flows

The Consolidated Statements of Cash Flows present the changes in cash and cash equivalents resulting from the Corporation’s operating, investing and financing activities. During the three months ended March 31, 2012, cash and cash equivalents decreased by $32.9 million over the balance at December 31, 2011. Net cash of $5.1 million was provided by operating activities, primarily, net income as adjusted to net cash. Net income of $4.2 million was adjusted principally by net gains on sales of investment securities of $1.0 million, provision for loan losses of $0.1 million, a decrease in prepaid FDIC insurance assessments of $0.2 million, an increase in other assets of $0.6 million and an increase in other liabilities of $1.7 million. Net cash used in investing activities amounted to approximately $69.4 million, primarily reflecting a net increase in investment securities of $35.7 million, along with a net increase in loans of $33.6 million. Net cash of $31.4 million was provided by financing activities, primarily from the increase in deposits of $32.1 million offset in part by the funding of dividends.

Stockholders’ Equity

Total stockholders’ equity amounted to $142.1 million, or 9.62 percent of total assets, at March 31, 2012, compared to $135.9 million or 9.49 percent of total assets at December 31, 2011. Book value per common share was $8.01 at March 31, 2012, compared to $7.63 at December 31, 2011. Tangible book value (i.e., total stockholders’ equity less preferred stock, goodwill and other intangible assets) per common share was $6.98 at March 31, 2012, compared to $6.60 at December 31, 2011.

Tangible book value per share is a non-GAAP financial measure and represents tangible stockholders’ equity (or tangible book value) calculated on a per common share basis. The Corporation believes that a disclosure of tangible book value per share may be helpful for those investors who seek to evaluate the Corporation’s book value per share without giving effect to goodwill and other intangible assets. The following table presents a reconciliation of total book value per share to tangible book value per share as of March 31, 2012 and December 31, 2011.

	March 31, 2012	December 31, 2011
	(in thousands, except for share data)
Stockholders’ equity	$142,081	$135,916
Less: Preferred stock	11,250	11,250
Less: Goodwill and other intangible assets	16,889	16,902
Tangible common stockholders’ equity	$113,942	$107,764
Book value per common share	$8.01	$7.63
Less: Goodwill and other intangible assets	1.03	1.03
Tangible book value per common share	$6.98	$6.60

On September 15, 2011, the Corporation issued $11.25 million in nonvoting senior preferred stock to the Treasury under the Small Business Lending Fund Program (“SBLF Program”). Under the Securities Purchase Agreement, the Corporation issued to the Treasury a total of 11,250 shares of the Corporation’s Senior Non-Cumulative Perpetual Preferred Stock, Series B, having a liquidation value of $1,000 per share. Simultaneously, using the proceeds from the issuance of the SBLF Preferred Stock, the Corporation redeemed from the Treasury, all 10,000 outstanding shares of its Fixed Rate Cumulative Perpetual Preferred Stock, Series A, liquidation amount $1,000 per share, for a redemption price of $10,041,667, including accrued but unpaid dividends up to the date of redemption. The investment in the SBLF program provides the Corporation with approximately $1.25 million additional Tier 1 capital. The capital that the Corporation received under the program will allow it to continue to serve small business clients through the commercial lending program.

On December 7, 2011, the Corporation repurchased the warrants issued on January 12, 2009 to the U.S. Treasury as part of its participation in the U.S. Treasury’s TARP Capital Purchase Program. In the repurchase, the Corporation paid the U.S. Treasury $245,000 for the warrants.

During the three months ended March 31, 2012, the Corporation had no purchases of common stock associated with its stock buyback programs. At March 31, 2012, there were 652,868 shares available for repurchase under the Corporation’s stock buyback programs.

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

The following is a summary of regulatory capital amounts and ratios as of March 31, 2012 for the Corporation and the Bank, compared with minimum capital adequacy requirements and the regulatory requirements for classification as a well-capitalized depository institution.

	Center Bancorp, Inc.		For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Provisions
At March 31, 2012	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
Tier 1 leverage capital	$133,086	9.21%	$57,801	4.00%	N/A	N/A
Tier 1 risk-based capital	133,086	11.66%	45,656	4.00%	N/A	N/A
Total risk-based capital	143,025	12.53%	91,317	8.00%	N/A	N/A

	Union Center National Bank		For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Provisions
At March 31, 2012	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
Tier 1 leverage capital	$131,647	9.12%	$57,740	4.00%	$72,175	5.00%
Tier 1 risk-based capital	131,647	11.54%	45,632	4.00%	68,447	6.00%
Total risk-based capital	141,586	12.41%	91,272	8.00%	114,090	10.00%

N/A — not applicable

The Office of the Comptroller of the Currency (“OCC”) has established higher minimum capital ratios for the Bank effective as of December 31, 2009: Tier 1 leverage capital of 8.0 percent, Tier 1 risk-based capital of 10.0 percent and Total risk-based capital of 12.0 percent. As of March 31, 2012, management believes that each of the Bank and the Corporation meet all capital adequacy requirements to which it is subject, including those established for the Bank by the OCC.

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

This “Looking Forward” description constitutes a forward-looking statement under the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from those projected in the Corporation’s forward-looking statements due to numerous known and unknown risks and uncertainties, including the factors referred to in this quarterly report and in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

Based on the results of the interest simulation model as of March 31, 2012, and assuming that management does not take action to alter the outcome, the Corporation would expect an increase of 1.11 percent in net interest income if interest rates increased by 200 basis points from current rates in a gradual and parallel rate ramp over a twelve month period. These results and other analyses indicate to management that the Corporation’s net interest income is presently minimally sensitive to rising interest rates.

Based on management’s perception that financial markets will continue to be volatile, interest rates that are projected to continue at low levels will generate increased downward repricing of earning assets. Emphasis has been, and is expected to continue to be, placed on interest-sensitivity matching with an overall objective of improving the net interest spread and margin during 2012. However, no assurance can be given that this objective will be met.

Equity Price Risk

The Corporation is exposed to equity price risk inherent in its portfolio of publicly traded equity securities, which had an estimated fair value of approximately $6.7 million and $6.1 million at March 31, 2012 and December 31, 2011, respectively. We monitor equity investment holdings for impairment on a quarterly basis. In the event that the carrying value of the equity investment exceeds its fair value, and the decline in value is determined to be to be other than temporary, the carrying value is reduced to its current fair value by recording a charge to current operations. For the three months ended March 31, 2012 and 2011, the Corporation recorded no other-than-temporary impairment charges on its equity security holdings.

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

CENTER BANCORP, INC.

(Registrant)

By: /s/ Anthony C. Weagley Anthony C. Weagley President and Chief Executive Officer	By: /s/ Vincent N. Tozzi Vincent N. Tozzi Vice President, Treasurer and Chief Financial Officer
Date: May 9, 2012	Date: May 9, 2012