Form 10-Q
period 2012-06-30
CENTER BANCORP INC
filed 2012-08-08
CIK 712771

UNITED STATES OF AMERICA
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, no par value:	16,347,088 shares
(Title of Class)	(Outstanding as of July 31, 2012)

i

PART I — FINANCIAL INFORMATION

The following unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and, accordingly, do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2012, or for any other interim period. The Center Bancorp, Inc. 2011 Annual Report on Form 10-K, should be read in conjunction with these financial statements.

Item 1. Financial Statements

CENTER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CONDITION
(Unaudited)

(in thousands, except for share data)	June 30, 2012	December 31, 2011
ASSETS
Cash and due from banks	$73,668	$111,101
Interest bearing deposits with banks	12,000	—
Total cash and cash equivalents	85,668	111,101
Investment securities:
Available for sale	467,190	414,507
Held to maturity (fair value of $66,562 and $74,922)	62,997	72,233
Loans	807,454	756,010
Less: Allowance for loan losses	10,221	9,602
Net loans	797,233	746,408
Restricted investment in bank stocks, at cost	9,139	9,233
Premises and equipment, net	12,218	12,327
Accrued interest receivable	6,465	6,219
Bank-owned life insurance	29,440	28,943
Goodwill and other intangible assets	16,804	16,902
Prepaid FDIC assessments	1,350	1,884
Other real estate owned	453	591
Other assets	12,065	12,390
Total assets	$1,501,022	$1,432,738
LIABILITIES
Deposits:
Non-interest bearing	$181,282	$167,164
Interest-bearing:
Time deposits $100 and over	106,452	137,998
Interest-bearing transaction, savings and time deposits less than $100	886,915	816,253
Total deposits	1,174,649	1,121,415
Short-term borrowings	107	—
Long-term borrowings	161,000	161,000
Subordinated debentures	5,155	5,155
Due to brokers for investment securities	1,545	—
Accounts payable and accrued liabilities	10,583	9,252
Total liabilities	1,353,039	1,296,822
STOCKHOLDERS’ EQUITY
Preferred stock, $1,000 liquidation value per share, authorized 5,000,000 shares; issued and outstanding 11,250 shares of Series B preferred stock at June 30, 2012 and December 31, 2011	11,250	11,250
Common stock, no par value, authorized 25,000,000 shares; issued 18,477,412 shares at June 30, 2012 and December 31, 2011; outstanding 16,347,088 shares at June 30, 2012 and 16,332,327 shares at December 31, 2011	110,056	110,056
Additional paid-in capital	4,742	4,715
Retained earnings	39,663	32,695
Treasury stock, at cost (2,130,324 common shares at June 30, 2012 and 2,145,085 common shares at December 31, 2011)	(17,234)	(17,354)
Accumulated other comprehensive loss	(494)	(5,446)
Total stockholders’ equity	147,983	135,916
Total liabilities and stockholders’ equity	$1,501,022	$1,432,738

See accompanying notes to unaudited consolidated financial statements.

CENTER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except for share and per share data)	2012	2011	2012	2011
Interest income
Interest and fees on loans	$9,414	$8,950	$18,799	$18,167
Interest and dividends on investment securities:
Taxable	3,112	3,428	6,200	6,806
Tax-exempt	826	351	1,599	439
Dividends	140	149	289	333
Interest on federal funds sold and other short-term investment	4	—	4	—
Total interest income	13,496	12,878	26,891	25,745
Interest expense
Interest on certificates of deposit $100 or more	182	348	434	613
Interest on other deposits	1,126	1,072	2,282	2,074
Interest on borrowings	1,642	1,665	3,284	3,320
Total interest expense	2,950	3,085	6,000	6,007
Net interest income	10,546	9,793	20,891	19,738
Provision for loan losses	(107)	250	—	1,128
Net interest income after provision for loan losses	10,653	9,543	20,891	18,610
Other income
Service charges, commissions and fees	421	461	867	910
Annuities and insurance commissions	48	33	92	39
Bank-owned life insurance	246	261	497	521
Loan related fees	195	145	431	232
Other	181	31	222	60
Other-than-temporary impairment losses on investment securities	(140)	(142)	(198)	(237)
Net other-than-temporary impairment losses on investment securities	(140)	(142)	(198)	(237)
Net gains on sale of investment securities	653	943	1,648	1,804
Net investment securities gains	513	801	1,450	1,567
Total other income	1,604	1,732	3,559	3,329
Other expense
Salaries and employee benefits	3,055	2,903	6,173	5,770
Occupancy and equipment	606	667	1,306	1,533
FDIC insurance	270	528	569	1,056
Professional and consulting	294	245	540	486
Stationery and printing	96	99	180	200
Marketing and advertising	56	65	87	86
Computer expense	362	350	715	689
Other real estate owned, net	22	—	84	(1)
All other	929	900	1,843	1,873
Total other expense	5,690	5,757	11,497	11,692
Income before income tax expense	6,567	5,518	12,953	10,247
Income tax expense	2,214	1,934	4,369	3,645
Net Income	4,353	3,584	8,584	6,602
Preferred stock dividends and accretion	84	145	225	291
Net income available to common stockholders	$4,269	$3,439	$8,359	$6,311
Earnings per common share
Basic	$0.26	$0.21	$0.51	$0.39
Diluted	$0.26	$0.21	$0.51	$0.39
Weighted Average Common Shares Outstanding
Basic	16,333,653	16,290,700	16,332,990	16,290,547
Diluted	16,341,767	16,315,667	16,340,011	16,309,026
Dividend paid per common share	$0.03	$0.03	$0.06	$0.06

See accompanying notes to unaudited consolidated financial statements.

CENTER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2012	2011	2012	2011
Net income	$4,353	$3,584	$8,584	$6,602
Other comprehensive income, net of tax:
Unrealized gains and losses on securities available-for-sale
Unrealized holding gains arising during the period	2,721	2,855	5,909	4,637
Reclassification adjustment on OTTI losses included in income	93	92	131	153
Reclassification adjustment for net gains arising during the period	(432)	(613)	(1,092)	(1,162)
Unrealized holding gains on securities transferred from available-for-sale to held-to-maturity securities	—	205	—	205
Amortization of unrealized holding gains on securities transferred from available-for-sale to held-to-maturity securities	10	2	4	2
Net unrealized gains on investment securities	2,392	2,541	4,952	3,835
Change in minimum pension liability	—	—	—	(85)
Total other comprehensive income (see Note 6)	2,392	2,541	4,952	3,750
Total comprehensive income	$6,745	$6,125	$13,536	$10,352

See accompanying notes to unaudited consolidated financial statements.

CENTER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

(in thousands, except for share and per share data)	Preferred Stock	Common Stock	Additional Paid In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance as of December 31, 2010	$9,700	$110,056	$4,941	$21,633	$(17,698)	$(7,675)	$120,957
Net income				6,602			6,602
Other comprehensive income, net of tax						3,750	3,750
Accretion of discount on preferred stock	41			(41)			—
Issuance cost of common stock				(3)			(3)
Cash dividend on series A preferred stock				(250)			(250)
Cash dividends declared on common stock ($0.06 per share)				(978)			(978)
Stock issued for options exercise (868 shares)					7		7
Stock-based compensation expense			19				19
Balance as of June 30, 2011	$9,741	$110,056	$4,960	$26,963	$(17,691)	$(3,925)	$130,104
Balance as of December 31, 2011	$11,250	$110,056	$4,715	$32,695	$(17,354)	$(5,446)	$135,916
Net income				8,584			8,584
Other comprehensive income, net of tax						4,952	4,952
Dividend on series B preferred stock				(225)			(225)
Issuance cost of common stock				(3)			(3)
Cash dividends declared on common stock ($0.085 per share)				(1,388)			(1,388)
Stock issued for options exercise (14,761 shares)			12		120		132
Stock-based compensation expense			15				15
Balance as of June 30, 2012	$11,250	$110,056	$4,742	$39,663	$(17,234)	$(494)	$147,983

See accompanying notes to unaudited consolidated financial statements.

CENTER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(in thousands)	2012	2011
Cash flows from operating activities:
Net income	$8,584	$6,602
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of premiums and accretion of discounts on investment securities, net	2,339	2,036
Depreciation and amortization	421	484
Stock-based compensation	15	19
Provision for loan losses	—	1,128
Net other-than-temporary impairment losses on investment securities	198	237
Gains on sales of investment securities, net	(1,648)	(1,804)
Loans originated for resale	(10,833)	(2,827)
Proceeds from sale of loans held for sale	11,587	2,481
Gains on sale of loans held for sale	(226)	(32)
Increase in accrued interest receivable	(246)	(1,095)
Decrease in prepaid FDIC insurance assessments	534	1,061
Increase in cash surrender value of bank-owned life insurance	(497)	(521)
(Increase) decrease in other assets	(2,533)	1,352
Increase (decrease) in other liabilities	923	(1,277)
Net cash provided by operating activities	8,618	7,844
Cash flows from investing activities:
Investment securities available-for-sale:
Purchases	(134,679)	(213,875)
Sales	71,162	158,201
Maturities, calls and principal repayments	18,184	30,180
Investment securities held-to-maturity:
Purchases	(5,866)	(5,843)
Maturities and principal repayments	16,325	—
Net redemption of restricted investment in bank stocks	94	402
Net (increase) decrease in loans	(51,353)	10,515
Purchases of premises and equipment	(288)	(93)
Proceeds from sale of other real estate owned	105	—
Net cash used in investing activities	(86,316)	(20,513)
Cash flows from financing activities:
Net increase in deposits	53,234	105,344
Net increase (decrease) in short-term borrowings	107	(9,481)
Repayments of long-term borrowings	—	(10,000)
Cash dividends on preferred stock	(225)	(250)
Cash dividends on common stock	(980)	(978)
Issuance cost of common stock	(3)	(3)
Proceeds from exercise of stock options	132	7
Net cash provided by financing activities	52,265	84,639
Net change in cash and cash equivalents	(25,433)	71,970
Cash and cash equivalents at beginning of period	111,101	37,497
Cash and cash equivalents at end of period	$85,668	$109,467
Supplemental disclosures of cash flow information:
Cash payments for:
Interest paid on deposits and borrowings	$6,080	$6,037
Income taxes	$3,885	$2,564
Supplemental disclosures of non-cash investing activities:
Trade date accounting settlements for investments, net	$1,545	$3,761
Transfer from investment securities available-for-sale to investment securities held-to-maturity	$—	$35,987

See accompanying notes to unaudited consolidated financial statements.

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

Note 2. Earnings per Common Share

Basic earnings per common share (“EPS”) is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding. Diluted EPS includes any additional common shares as if all potentially dilutive common shares were issued (e.g., stock options). The Corporation’s weighted average common shares outstanding for diluted EPS include the effect of stock options and warrants outstanding using the Treasury Stock Method, which are not included in the calculation of basic EPS. Anti-dilutive stock option shares outstanding were 79,343 and 79,343, respectively, for the three and six months ended June 30, 2012 and 79,343 and 79,343, respectively, for three and six months ended June 30, 2011, respectively.

Earnings per common share have been computed based on the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2012	2011	2012	2011
Net income	$4,353	$3,584	$8,584	$6,602
Preferred stock dividends and accretion	84	145	225	291
Net income available to common shareholders	$4,269	$3,439	$8,359	$6,311
Basic weighted average common shares outstanding	16,334	16,291	16,333	16,291
Plus: effect of dilutive options and warrants	8	25	7	18
Diluted weighted average common shares outstanding	16,342	16,316	16,340	16,309
Earnings per common share:
Basic	$0.26	$0.21	$0.51	$0.39
Diluted	$0.26	$0.21	$0.51	$0.39

Note 3. Stock-Based Compensation

The Corporation maintains two stock-based compensation plans from which new grants could be issued. The Corporation’s stock option plans permit Parent Corporation common stock to be issued to key employees and directors of the Corporation and its subsidiaries. The options granted under the plans are intended to be either incentive stock options or non-qualified options. Under the 2009 Equity Incentive Plan, a total of 394,417 shares are available for grant and issuance as of June 30, 2012. Under the 2003 Non-Employee Director Stock Option Plan, a total of 403,219 shares remain available for grant and issuance under the plan as of June 30, 2012. Such shares may be treasury shares, newly issued shares or a combination thereof.

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

For the six months ended June 30, 2012, the Corporation’s income before income taxes and net income were reduced by $15,000 and $9,000, respectively, as a result of the compensation expense related to stock options. For the six months ended June 30, 2011, the Corporation’s income before income taxes and net income were reduced by $19,000 and $11,000, respectively, as a result of the compensation expense related to stock options.

Under the principal option plans, the Corporation may also grant restricted stock awards to certain employees. Restricted stock awards are non-vested stock awards. Restricted stock awards are independent of option grants and are generally subject to forfeiture if employment terminates prior to the release of the restrictions. Such awards generally vest within 30 days to five years from the date of grant. During that period, ownership of the shares cannot be transferred. Restricted stock has the same cash dividend and voting rights as other common stock and is considered to be currently issued and outstanding. The Corporation expenses the cost of restricted stock awards, which is determined to be the fair market value of the shares at the date of grant, ratably over the period during which the restrictions lapse. There were no restricted stock awards outstanding at June 30, 2012 and June 30, 2011.

There were 27,784 and 30,564 shares of common stock underlying granted options for the six months ended June 30, 2012 and 2011, respectively. The fair value of share-based payment awards was estimated using the Black-Scholes option pricing model with the following assumptions and weighted average fair values at the time the grants were awarded:

	Six Months Ended June 30,
	2012	2011
Weighted average fair value of grants	$2.03	$1.89
Risk-free interest rate	2.03%	2.19%
Dividend yield	1.24%	1.32%
Expected volatility	22.04%	22.25%
Expected life in months	68	65

Activity under the principal option plans as of June 30, 2012 and changes during the six months ended June 30, 2012 were as follows:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2011	171,378	$10.01
Granted	27,784	9.64
Exercised	14,761	8.89
Outstanding at June 30, 2012	184,401	10.04	6.48	$282,988
Exercisable at June 30, 2012	115,813	$10.61	5.16	$134,131

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3. Stock-Based Compensation  – (continued)

The aggregate intrinsic value of options above represents the total pre-tax intrinsic value (the difference between the Corporation’s closing stock price on the last trading day of the second quarter of 2012 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2012. This amount changes based on the fair value of the Corporation’s stock.

As of June 30, 2012, there was approximately $119,000 of total unrecognized compensation expense relating to unvested stock options. These costs are expected to be recognized over a weighted average period of 1.65 years.

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

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income.” The provisions of ASU No. 2011-05 allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. The statement(s) are required to be presented with equal prominence as the other primary financial statements. ASU No. 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity but does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The provisions of ASU No. 2011-05 are effective for the Corporation’s interim reporting period beginning on or after December 15, 2011, with retrospective application required. The adoption of ASU No. 2011-05 resulted in presentation changes to the Corporation’s statements of income and the addition of a statement of comprehensive income. The adoption of ASU No. 2011-05 had no impact on the Corporation’s statements of condition.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4. Recent Accounting Pronouncements  – (continued)

In December 2011, the FASB issued ASU No. 2011-12, “Comprehensive Income (Topic 220) : Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 .” The Update defers the specific requirement to present items that are reclassified from accumulated other comprehensive income to net income separately with their respective components of net income and other comprehensive income. ASU No. 2011-12, which shares the same effective date as ASU No. 2011-05, does not defer the requirement for entities to present components of comprehensive income in either a single continuous statement of comprehensive income or in two separate but consecutive statements. The Corporation adopted the provisions of ASU No. 2011-12 which resulted in a new statement of comprehensive income for the interim period ended March 31, 2012. The adoption of ASU No. 2011-12 had no impact onto the Corporation’s statements of income and condition.

Note 5. Subsequent Event

On August 1, 2012, Union Center National Bank (the “Bank”) assumed all of the deposits and acquired certain assets of Saddle River Valley Bank, a New Jersey State-chartered bank, pursuant to the terms of the Purchase and Assumption Agreement, dated as of February 1, 2012, among the Bank, Saddle River Valley Bank and Saddle River Valley Bancorp.

The Bank assumed approximately $85.6 million in deposits and $87.2 million in loans and securities from Saddle River Valley Bank.

Note 6. Comprehensive Income

Total comprehensive income includes all changes in equity during a period arising from transactions and other events and circumstances from non-owner sources. The Corporation’s other comprehensive income is comprised of unrealized holding gains and losses on investment securities available-for-sale, and actuarial losses of defined benefit plans, net of taxes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6. Comprehensive Income  – (continued)

Disclosure of comprehensive income for the six months ended June 30, 2012, and 2011 is presented in the Consolidated Statements of Comprehensive Income. The table below provides a reconciliation of the components of other comprehensive income to the data provided in the Consolidated Statements of Comprehensive Income.

The components of other comprehensive income, net of tax, were as follows for the periods indicated:

	Six Months Ended June 30,
	2012	2011
	(in thousands)
Unrealized holding gains on available-for-sale securities	$9,372	$7,543
Tax effect	(3,463)	(2,906)
Net of tax amount	5,909	4,637
Reclassification adjustment of OTTI losses included in income	198	237
Tax effect	(67)	(84)
Net of tax amount	131	153
Reclassification adjustment for net gains arising during this period	(1,648)	(1,804)
Tax effect	556	642
Net of tax amount	(1,092)	(1,162)
Unrealized holding gains on securities transferred from available-for-sale to held-to-maturity	—	330
Tax effect	—	(125)
Net of tax amount	—	205
Amortization of unrealized holding gains on securities transferred from available-for-sale to held-to-maturity	6	3
Tax effect	(2)	(1)
Net of tax amount	4	2
Change in minimum pension liability	—	(142)
Tax effect	—	57
Net of tax amount	—	(85)
Other comprehensive income, net of tax	$4,952	$3,750

Accumulated other comprehensive loss at June 30, 2012 and December 31, 2011 consisted of the following:

	June 30, 2012	December 31, 2011
	(in thousands)
Investment securities available-for-sale, net of tax	$2,752	$(2,196)
Unamortized component of securities transferred from available-for-sale to held-to-maturity, net of tax	167	163
Defined benefit pension and post-retirement plans, net of tax	(3,413)	(3,413)
Total accumulated other comprehensive loss	$(494)	$(5,446)

Note 7. Investment Securities

The Corporation’s investment securities are classified as available-for-sale and held-to-maturity at June 30, 2012 and December 31, 2011. Investment securities available-for-sale are reported at fair value with unrealized gains or losses included in equity, net of tax. Accordingly, the carrying value of such securities reflects their fair value at the balance sheet date. Fair value is based upon either quoted market prices, or in

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7. Investment Securities  – (continued)

certain cases where there is limited activity in the market for a particular instrument, assumptions are made to determine their fair value. See Note 8 of the Notes to Consolidated Financial Statements for a further discussion.

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

The following tables present information related to the Corporation’s investment securities at June 30, 2012 and December 31, 2011.

	June 30, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
		(in thousands)
Investment Securities Available-for-Sale:
Federal agency obligations	$18,301	$382	$—	$18,683
Residential mortgage-backed securities	86,792	2,002	—	88,794
Commercial mortgage-backed securities	9,742	74	(17)	9,799
Obligations of U.S. states and political subdivisions	81,898	3,449	(203)	85,144
Trust preferred securities	20,610	42	(1,827)	18,825
Corporate bonds and notes	210,859	3,432	(1,587)	212,704
Asset-backed securities	19,643	117	(127)	19,633
Collateralized mortgage obligations	2,854	—	(1,102)	1,752
Equity securities	772	16	(187)	601
Other securities	11,229	47	(21)	11,255
Total	$462,700	$9,561	$(5,071)	$467,190
Investment Securities Held-to-Maturity:
Federal agency obligations	$17,532	$103	$(22)	$17,613
Commercial mortgage-backed securities	6,182	93	(8)	6,267
Obligations of U.S. states and political subdivisions	39,283	3,400	(1)	42,682
Total	$62,997	$3,596	$(31)	$66,562
Total investment securities	$525,697	$13,157	$(5,102)	$533,752

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7. Investment Securities  – (continued)

	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
		(in thousands)
Investment Securities Available-for-Sale:
Federal agency obligations	$24,781	$188	$—	$24,969
Residential mortgage-backed securities	113,213	2,157	(6)	115,364
Obligations of U.S. states and political subdivisions	66,309	2,900	(36)	69,173
Trust preferred securities	20,567	14	(4,394)	16,187
Corporate bonds and notes	175,812	1,382	(4,077)	173,117
Collateralized mortgage obligations	3,226	—	(1,327)	1,899
Asset-backed securities	7,614	52	(13)	7,653
Equity securities	535	21	(273)	262
Other securities	5,882	21	(20)	5,883
Total	$417,939	$6,714	$(10,146)	$414,507
Investment Securities Held-to-Maturity:
Federal agency obligations	$28,262	$177	$(34)	$28,405
Commercial mortgage-backed securities	6,276	—	(69)	6,207
Obligations of U.S. states and political subdivisions	37,695	2,615	—	40,310
Total	$72,233	$2,792	$(103)	$74,922
Total investment securities	$490,172	$9,506	$(10,249)	$489,429

The following table presents information for investment securities available-for-sale at June 30, 2012, based on scheduled maturities. Actual maturities can be expected to differ from scheduled maturities due to prepayment or early call options of the issuer.

	June 30, 2012
	Amortized Cost	Fair Value
	(in thousands)
Investment Securities Available-for-Sale:
Due in one year or less	$14,556	$14,476
Due after one year through five years	96,758	97,606
Due after five years through ten years	116,072	117,896
Due after ten years	126,779	126,763
Residential mortgage-backed securities	86,792	88,794
Commercial mortgage-backed securities	9,742	9,799
Equity securities	772	601
Other securities	11,229	11,255
Total	$462,700	$467,190
Investment Securities Held-to-Maturity:
Due after five years through ten years	$5,498	$5,607
Due after ten years	51,317	54,688
Commercial mortgage-backed securities	6,182	6,267
Total	$62,997	$66,562
Total investment securities	$525,697	$533,752

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7. Investment Securities  – (continued)

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

For the six months ended June 30, 2012, proceeds of available for sale investment securities sold amounted to approximately $71.2 million. Gross realized gains on investment securities sold amounted to approximately $1.6 million, while gross realized losses amounted to approximately $198,000, which were impairment charges, for the period. For the six months ended June 30, 2011, proceeds of investment securities sold amounted to approximately $158.2 million. Gross realized gains on investment securities sold amounted to approximately $1.9 million, while gross realized losses, which included impairment charges of $237,000, amounted to approximately $306,000 for the period.

The following summarizes OTTI charges for the periods indicated.

	Six Months Ended June 30,
	2012	2011
	(in thousands)
Other than temporary impairment charges	$28	$18
Principal losses on a variable rate CMO	170	219
Total other-than-temporary impairment charges	$198	$237

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7. Investment Securities  – (continued)

The following table presents detailed information for each trust preferred security held by the Corporation at June 30, 2012 which has at least one rating below investment grade.

Deal Name	Single Issuer or Pooled	Class/ Tranche	Amortized Cost	Fair Value	Gross Unrealized Gain (Loss)	Lowest Credit Rating Assigned	Number of Banks Currently Performing	Deferrals and Defaults as % of Original Collateral	Expected Deferral/Defaults as % of Remaining Performing Collateral
	(dollars in thousands)
Countrywide Capital IV	Single	—	$1,770	$1,747	$(23)	BB+	1	None	None
Countrywide Capital V	Single	—	2,747	2,731	(16)	BB+	1	None	None
Countrywide Capital V	Single	—	250	248	(2)	BB+	1	None	None
NPB Capital Trust II	Single	—	868	894	26	NR	1	None	None
Citigroup Cap IX	Single	—	992	980	(12)	BB	1	None	None
Citigroup Cap IX	Single	—	1,904	1,891	(13)	BB	1	None	None
Citigroup Cap XI	Single	—	246	244	(2)	BB	1	None	None
BAC Capital Trust X	Single	—	2,500	2,508	8	BB+	1	None	None
Nationsbank Cap Trust III	Single	—	1,571	1,125	(446)	BB+	1	None	None
Morgan Stanley Cap Trust IV	Single	—	2,500	2,380	(120)	BB+	1	None	None
Morgan Stanley Cap Trust IV	Single	—	1,742	1,665	(77)	BB+	1	None	None
Saturns — GS 2004 – 06	Single	—	242	244	2	BB+	1	None	None
Saturns — GS 2004 – 06	Single	—	312	314	2	BB+	1	None	None
Saturns — GS 2004 – 04	Single	—	780	785	5	BB+	1	None	None
Saturns — GS 2004 – 04	Single	—	22	22	—	BB+	1	None	None
Goldman Sachs	Single	—	1,000	942	(58)	BB+	1	None	None
ALESCO Preferred Funding VI	Pooled	C2	325	69	(256)	Ca	36 of 56	36.1%	46.7%
ALESCO Preferred Funding VII	Pooled	C1	839	36	(803)	Ca	48 of 62	35.9%	47.7%
Total			$20,610	$18,825	$(1,785)

(1)	Includes banks and insurance companies.

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

One of the Pooled TRUPS, ALESCO VI, has incurred its fourteenth interruption of cash flow payments to date. Management reviewed the expected cash flow analysis and credit support to determine if it was probable that all principal and interest would be repaid, and recorded no other-than-temporary impairment charge for the six months ended June 30, 2012 and June 30, 2011. The other Pooled TRUP, ALESCO VII,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7. Investment Securities  – (continued)

incurred its twelfth interruption of cash flow payments to date. Management reviewed the expected cash flow analysis and credit support to determine if it was probable that all principal and interest would be repaid, and recorded an other-than-temporary impairment charge of $28,000 for the six months ended June 30, 2012 and none for the six months ended June 30, 2011.

Credit Loss Portion of OTTI Recognized in Earnings on Debt Securities

	Six Months Ended June 30, 2012	Year Ended December 31, 2011
	(in thousands)
Balance of credit-related OTTI at January 1,	$6,539	$6,197
Addition:
Credit losses on investment securities for which other-than-temporary impairment was not previously recognized	198	342
Reduction:
Credit losses on investment securities sold during the period	—	—
Balance of credit-related OTTI at period end	$6,737	$6,539

The Corporation owns one variable rate private label CMO, which was also evaluated for impairment. This CMO was originally issued in 2006 and collateralized by 30 year Adjustable Rate Mortgage loans secured by a first lien, fully amortizing one-to-four residential mortgage loans. The tranche purchased was a Super Senior with an original credit rating of AAA/AAA. The top five states geographic concentration comprised in the deal were California 18.2 percent, Arizona 10.5 percent, Virginia 6.1 percent, Florida 6.5 percent and Nevada 6.3 percent. No one state exceeded a 25 percent concentration. These states have been heavily impacted by the financial crises and as such have sustained heavy delinquencies affecting the credit rating of the security. Management had applied aggressive default rates to identify if any credit impairment exists, as these bonds were downgraded to below investment grade. The Corporation recorded $112,000 and $170,000 in principal losses on this bond for the three and six months ended June 30, 2012, and $133,000 and $219,000 in principal losses for the three and six months ended June 30, 2011, respectively, and expects additional losses in future periods. As such, management determined that no an other-than-temporary impairment charge exists for this period.

At June 30, 2012, excess subordination as a percentage of remaining performing collateral for the ALESCO Preferred Funding VI and VII investments were -47.6 percent and -49.5 percent, respectively. Excess subordination is the amount of performing collateral above the amount of outstanding collateral underlying each class of the security. The excess subordination as a percent of remaining performing collateral reflects the difference between the performing collateral and the collateral underlying each security divided by the performing collateral. A negative number results when the paying collateral is less than the collateral underlying each class of the security. A low or negative number decreases the likelihood of full repayment of principal and interest accordingly to original contractual terms.

The Corporation did not record other-than-temporary impairment charges relating to equity holdings in bank stocks for the six months ended June 30, 2012 and June 30, 2011.

Temporarily Impaired Investments

For all other securities, the Corporation does not believe that the unrealized losses, which were comprised of 76 investment securities as of June 30, 2012, represent an other-than-temporary impairment. The gross unrealized losses associated with federal agency obligations, mortgage-backed securities, corporate bonds and tax-exempt securities are not considered to be other than temporary because their unrealized losses are related to changes in interest rates and do not affect the expected cash flows of the underlying collateral or issuer.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7. Investment Securities  – (continued)

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

The Corporation evaluates all securities with unrealized losses quarterly to determine whether the loss is other than temporary. Unrealized losses in the collateralized mortgage obligations category consist primarily of private issue collateralized mortgage obligations. Unrealized losses in the corporate debt securities category consist of single issuer corporate trust preferred securities, pooled trust preferred securities and corporate debt securities issued by large financial institutions, insurance companies and other corporate issuers. The unrealized loss in equity securities consists primarily of other bank equities. The decline in fair value is due in large part to the lack of an active trading market for these securities, changes in market credit spreads and rating agency downgrades. For collateralized mortgage obligations, management reviewed expected cash flows and credit support to determine if it was probable that all principal and interest would be repaid. None of the corporate issuers have defaulted on interest payments. Management concluded that these securities, other than the previously mentioned two Pooled TRUPS and one private label CMO were not other-than-temporarily impaired at June 30, 2012. Future deterioration in the cash flow on collateralized mortgage obligations or the credit quality of these large financial institution issuers of TRUP debt securities could result in impairment charges in the future.

In determining that the securities giving rise to the previously mentioned unrealized losses were not other than temporary, the Corporation evaluated the factors cited above, which the Corporation considers when assessing whether a security is other-than-temporarily impaired. In making these evaluations the Corporation must exercise considerable judgment. Accordingly there can be no assurance that the actual results will not differ from the Corporation’s judgments and that such differences may not require the future recognition of other-than-temporary impairment charges that could have a material effect on the Corporation’s financial position and results of operations. In addition, the value of, and the realization of any loss on, an investment security are subject to numerous risks as cited above.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7. Investment Securities  – (continued)

The following tables indicate gross unrealized losses not recognized in income and fair value, aggregated by investment category and the length of time individual securities have been in a continuous unrealized loss position at June 30, 2012 and December 31, 2011:

	June 30, 2012
	Total		Less than 12 Months		12 Months or Longer
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
Investment Securities Available-for-Sale:
Commercial mortgage-backed securities	$3,080	$(17)	$3,080	$(17)	$—	$—
Obligations of U.S. states and political subdivisions	13,166	(203)	13,166	(203)	—	—
Trust preferred securities	14,059	(1,827)	—	—	14,059	(1,827)
Corporate bonds and notes	85,953	(1,587)	54,310	(517)	31,643	(1,070)
Collateralized mortgage obligations	1,752	(1,102)	—	—	1,752	(1,102)
Asset-backed securities	8,352	(127)	8,352	(127)	—	—
Equity securities	349	(187)	—	—	349	(187)
Other securities	978	(21)	—	—	978	(21)
Total	127,689	(5,071)	78,908	(864)	48,781	(4,207)
Investment Securities Held-to-Maturity:
Federal agency obligations	5,138	(22)	5,138	(22)	—	—
Commercial mortgage-backed securities	1,538	(8)	1,538	(8)	—	—
Obligations of U.S. states and political subdivisions	1,021	(1)	1,021	(1)	—	—
Total	7,697	(31)	7,697	(31)	—	—
Total Temporarily Impaired Securities	$135,386	$(5,102)	$86,605	$(895)	$48,781	$(4,207)

	December 31, 2011
	Total		Less than 12 Months		12 Months or Longer
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
Investment Securities Available-for-Sale:
Residential mortgage pass-through securities	$2,013	$(6)	$2,013	$(6)	$—	$—
Obligations of U.S. states and political subdivisions	4,352	(36)	4,352	(36)	—	—
Trust preferred securities	15,272	(4,394)	4,325	(996)	10,947	(3,398)
Corporate bonds and notes	97,043	(4,077)	89,534	(3,663)	7,509	(414)
Collateralized mortgage obligations	1,899	(1,327)	—	—	1,899	(1,327)
Asset-backed securities	3,884	(13)	3,884	(13)	—	—
Equity securities	262	(273)	—	—	262	(273)
Other securities	980	(20)	—	—	980	(20)
Total	125,705	(10,146)	104,108	(4,714)	21,597	(5,432)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7. Investment Securities  – (continued)

	December 31, 2011
	Total		Less than 12 Months		12 Months or Longer
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
Investment Securities Held-to-Maturity:
Federal agency obligations	11,980	(34)	11,980	(34)	—	—
Collateralized mortgage obligations	6,207	(69)	6,207	(69)	—	—
Total	18,187	(103)	18,187	(103)	—	—
Total Temporarily Impaired Securities	$143,892	$(10,249)	$122,295	$(4,817)	$21,597	$(5,432)

Investment securities having a carrying value of approximately $128.1 million and $98.7 million at June 30, 2012 and December 31, 2011, respectively, were pledged to secure public deposits, securities sold under agreement to repurchase, and Federal Home Loan Bank advances and for other purposes required or permitted by law.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8. Loans and the Allowance for Loan Losses  – (continued)

interest rate or, as a practical expedient, at the loan’s observable market price or at the fair value of the collateral if the loan is collateral dependent.

The Corporation has defined its population of impaired loans to include all non-accrual and troubled debt restructuring loans. As part of the evaluation of the value of impaired loans, the Corporation reviews for impairment all non-homogeneous loans (in each instance, above an established dollar threshold of $200,000) internally classified as substandard or below. Smaller impaired non-homogeneous loans and impaired homogeneous loans are not measured for specific reserves and are covered under the Corporation’s general reserve.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8. Loans and the Allowance for Loan Losses  – (continued)

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

Risk Related to Representation and Warranty Provisions

The Corporation sells residential mortgage loans in the secondary market primarily to Fannie Mae. The Corporation sells residential mortgage loans to Fannie Mae that includes various representations and warranties regarding the origination and characteristics of the residential mortgage loans. Although the specific representations and warranties vary, they typically cover ownership of the loan, validity of the lien securing the loan, the absence of delinquent taxes or liens against the property securing the loan, compliance with loan criteria set forth in the applicable agreement, compliance with applicable federal, state, and local laws, and other matters.

As of June 30, 2012, the unpaid principal balance of the Corporation’s portfolio of residential mortgage loans sold to Fannie Mae was $9.4 million. These loans are generally sold on a non-recourse basis. The agreements under which the Corporation sells residential mortgage loans require the Corporation to deliver various documents to the investor or its document custodian. Although these loans are primarily sold on a non-recourse basis, the Corporation may be obligated to repurchase residential mortgage loans where required documents are not delivered or are defective. Investors may require the immediate repurchase of a mortgage loan when an early payment default discovered in an underwriting review reveals significant underwriting deficiencies, even if the mortgage loan has subsequently been brought current. As of June 30, 2012, there were no pending repurchase requests related to representation and warranty provisions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8. Loans and the Allowance for Loan Losses  – (continued)

Composition of Loan Portfolio

The following table sets forth the composition of the Corporation’s loan portfolio, including net deferred fees and costs, at June 30, 2012 and December 31, 2011:

	June 30, 2012	December 31, 2011
	(in thousands)
Commercial and industrial	$168,137	$146,711
Commercial real estate	448,624	408,164
Construction	33,521	39,388
Residential mortgage	156,664	160,771
Installment	345	959
Subtotal	807,291	755,993
Net deferred loan costs	163	17
Total loans	$807,454	$756,010

At June 30, 2012 and December 31, 2011, loans to executive officers and directors aggregated approximately $19,616,000 and $10,279,000, respectively. During the six months ended June 30, 2012, the Corporation made new loans to executive officers and directors in the amount of $2,850,000; payments by such persons during 2012 aggregated $3,423,000. On March 30, 2012, the Corporation appointed Frederick S. Fish to the Board of Directors. Mr. Fish had a prior lending relationship with the Bank, and as of June 30, 2012, total loans to Mr. Fish were approximately $9,705,000 and were reflected in the aggregate amount for June 30, 2012.

Management is of the opinion that the above loans were made on the same terms and conditions as those prevailing for comparable transactions with non-related borrowers.

At June 30, 2012 and December 31, 2011, loan balances of approximately $526.8 million and $469.5 million, respectively, were pledged to secure short term borrowings from the Federal Reserve Bank of New York and Federal Home Loan Bank Advances.

The following table presents information about loan receivables on non-accrual status at June 30, 2012 and December 31, 2011:

Loans Receivable on Non-Accrual Status

	June 30, 2012	December 31, 2011
	(in thousands)
Commercial and industrial	$233	$125
Commercial real estate	408	225
Construction	—	3,044
Residential mortgage	3,302	3,477
Total loans receivable on non-accrual status	$3,943	$6,871

The amount of interest income that would have been recorded on non-accrual loans during the six months ended June 30, 2012 and the year ended December 31, 2011, had payments remained in accordance with the original contractual terms, was $103,000 and $378,000, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8. Loans and the Allowance for Loan Losses  – (continued)

Assets classified as “Special Mention” have generally acceptable credit quality yet possess higher risk characteristics/circumstances than satisfactory assets. Such conditions include strained liquidity, slow pay, stale financial statements, or other conditions that require more stringent attention from the lending staff. These conditions, if not corrected, may weaken the loan quality or inadequately protect the Corporation’s credit position at some future date. Assets are classified “Substandard” if the asset has a well defined weakness that requires management’s attention to a greater degree than for loans classified special mention. Such weakness, if left uncorrected, could possibly result in the compromised ability of the loan to perform to contractual requirements. An asset is classified as “Doubtful” if it is inadequately protected by the net worth and/or paying capacity of the obligor or of the collateral, if any, that secures the obligation. Assets classified as doubtful include assets for which there is a “distinct possibility” that a degree of loss will occur if the inadequacies are not corrected. All loans past due 90 days or more and all impaired loans are included in the appropriate category below. The following table presents information, including deferred fees and costs, about the loan credit quality at June 30, 2012 and December 31, 2011:

Credit Quality Indicators

	June 30, 2012
	Pass	Special Mention	Substandard	Doubtful	Total
	(in thousands)
Commercial and industrial	$164,073	$2,744	$1,320	$—	$168,137
Commercial real estate	416,855	17,028	14,741	—	448,624
Construction	33,521	—	—	—	33,521
Residential mortgage	149,437	392	6,835	—	156,664
Installment	345	—	—	—	345
Total loans	$764,231	$20,164	$22,896	$—	$807,291

Credit Quality Indicators

	December 31, 2011
	Pass	Special Mention	Substandard	Doubtful	Total
	(in thousands)
Commercial and industrial	$143,097	$2,022	$1,592	$—	$146,711
Commercial real estate	371,519	24,282	12,363	—	408,164
Construction	36,344	—	3,044	—	39,388
Residential mortgage	155,098	—	5,673	—	160,771
Installment	959	—	—	—	959
Total loans	$707,017	$26,304	$22,672	$—	$755,993

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8. Loans and the Allowance for Loan Losses  – (continued)

The following table provides an analysis of the impaired loans at June 30, 2012 and December 31, 2011:

	Six Months Ended June 30, 2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(in thousands)
No Related Allowance Recorded
Commercial real estate	$2,093	$2,542	$—
Total	$2,093	$2,542	$—
With An Allowance Recorded
Commercial real estate	$4,180	$4,180	$531
Residential mortgage	4,046	4,046	340
Total	$8,226	$8,226	$871
Total
Commercial real estate	$6,273	$6,722	$531
Residential mortgage	4,046	4,046	340
Total (including related allowance)	$10,319	$10,768	$871

	Year Ended December 31, 2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(in thousands)
No Related Allowance Recorded
Commercial real estate	2,121	2,570	—
Total	$2,121	$2,570	$—
With An Allowance Recorded
Commercial real estate	$4,180	$4,180	$567
Construction	3,044	3,584	200
Residential mortgage	4,601	4,601	318
Total	$11,825	$12,365	$1,085
Total
Commercial real estate	6,301	6,750	567
Construction	3,044	3,584	200
Residential mortgage	4,601	4,601	318
Total (including related allowance)	$13,946	$14,935	$1,085

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8. Loans and the Allowance for Loan Losses  – (continued)

	Three Months Ended June 30, 2012		Six Months Ended June 30, 2012		Year Ended December 31, 2011
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(in thousands)
Impaired loans with no related allowance recorded:
Commercial and industrial	$—	$—	$—	$—	$292	$11
Commercial real estate	2,250	28	2,250	58	3,390	149
Construction	—	—	—	—	3,156	—
Residential mortgage	—	—	—	—	—	—
Total	$2,250	$28	$2,250	$58	$6,838	$160
Impaired loans with an allowance recorded:
Commercial real estate	$4,180	$34	$4,180	$69	$4,583	$258
Construction	2,873	16	3,093	16	3,048	18
Residential mortgage	4,016	33	4,217	59	4,572	102
Total	$11,069	$83	$11,490	$144	$12,203	$378
Total impaired loans:
Commercial and industrial	$—	$—	$—	$—	$292	$11
Commercial real estate	6,430	62	6,430	127	7,973	407
Construction	2,873	16	3,093	16	6,204	18
Residential mortgage	4,016	33	4,217	59	4,572	102
Total	$13,319	$111	$13,740	$202	$19,041	$538

Loans are considered to have been modified in a troubled debt restructuring when due to a borrower's financial difficulties, the Corporation makes certain concessions to the borrower that it would not otherwise consider. Modifications may include interest rate reductions, principal or interest forgiveness, forbearance, and other actions intended to minimize economic loss and to avoid foreclosure or repossession of collateral. Generally, a non-accrual loan that has been modified in a troubled debt restructuring remains on non-accrual status for a period of six months to demonstrate that the borrower is able to meet the terms of the modified loan. However, performance prior to the modification, or significant events that coincide with the modification, are included in assessing whether the borrower can meet the new terms and may result in the loan being returned to accrual status at the time of loan modification or after a shorter performance period. If the borrower's ability to meet the revised payment schedule is uncertain, the loan remains on non-accrual status. Included in impaired loans at June 30, 2012 are loans that are deemed troubled debt restructurings. Of these loans, $8.7 million, 84.9 percent of which are included in the tables above, are performing under the restructured terms and are accruing interest.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8. Loans and the Allowance for Loan Losses  – (continued)

The following table provides an analysis of the aging of loans, excluding deferred fees and costs that are past due at June 30, 2012 and December 31, 2011:

Aging Analysis

	June 30, 2012
	30 – 59 Days Past Due	60 – 89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Loans Receivable > 90 Days And Accruing
	(in thousands)
Commercial and Industrial	$155	$—	$233	$388	$167,749	$168,137	$—
Commercial Real Estate	543	—	1,434	1,977	446,647	448,624	1,026
Construction	—	—	—	—	33,521	33,521	—
Residential Mortgage	279	312	3,302	3,893	152,771	156,664	—
Installment	5	—	—	5	340	345	—
Total	$982	$312	$4,969	$6,263	$801,028	$807,291	$1,026

	December 31, 2011
	30 – 59 Days Past Due	60 – 89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Loans Receivable > 90 Days And Accruing
	(in thousands)
Commercial and Industrial	$137	$1,544	$125	$1,806	$144,905	$146,711	$—
Commercial Real Estate	1,331	5,335	1,254	7,920	400,244	408,164	1,029
Construction	—	—	3,044	3,044	36,344	39,388	—
Residential Mortgage	2,174	99	3,477	5,750	155,021	160,771	—
Installment	16	—	—	16	943	959	—
Total	$3,658	$6,978	$7,900	$18,536	$737,457	$755,993	$1,029

The following table details the amount of loans receivable that are evaluated individually, and collectively, for impairment, and the related portion of the allowance for loan loss that is allocated to each loan portfolio segment:

Allowance for loan and lease losses

	June 30, 2012
	C & I	Comm R/E	Construction	Res Mtge	Installment	Unallocated	Total
	(in thousands)
Allowance for loan and lease losses:
Individually evaluated for impairment	$—	$531	$—	$340	$—	$—	$871
Collectively evaluated for impairment	1,747	5,642	449	960	59	493	9,350
Total	$1,747	$6,173	$449	$1,300	$59	$493	$10,221

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8. Loans and the Allowance for Loan Losses  – (continued)

	June 30, 2012
	C & I	Comm R/E	Construction	Res Mtge	Installment	Unallocated	Total
	(in thousands)
Loans Receivable
Individually evaluated for impairment	$841	$11,250	$3,600	$4,487	$—	$—	$20,178
Collectively evaluated for impairment	167,296	437,374	29,921	152,177	345	—	787,113
Total	$168,137	$448,624	$33,521	$156,664	$345	$—	$807,291

Allowance for loan and lease losses

	December 31, 2011
	C & I	Comm R/E	Construction	Res Mtge	Installment	Unallocated	Total
	(in thousands)
Allowance for loan and lease losses:
Individually evaluated for impairment	$—	$567	$200	$318	$—	$—	$1,085
Collectively evaluated for impairment	1,527	5,405	507	945	51	82	8,517
Total	$1,527	$5,972	$707	$1,263	$51	$82	$9,602
Loans Receivable
Individually evaluated for impairment	$953	$12,769	$3,044	$5,050	$—	$—	$21,816
Collectively evaluated for impairment	145,758	395,395	36,344	155,721	959	—	734,177
Total	$146,711	$408,164	$39,388	$160,771	$959	$—	$755,993

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

A summary of the activity in the allowance for loan losses is as follows:

	Three Months Ended June 30, 2012
	C & I	Comm R/E	Construction	Res Mtge	Installment	Unallocated	Total
	(in thousands)
Balance at April 1,	$1,784	$5,876	$637	$1,234	$54	$169	$9,754
Charge offs	—	—	—	—	(5)	—	(5)
Recoveries	—	—	540	38	1	—	579
Provision	(37)	297	(728)	28	9	324	(107)
Balance at June 30,	$1,747	$6,173	$449	$1,300	$59	$493	$10,221

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8. Loans and the Allowance for Loan Losses  – (continued)

	Six Months Ended June 30, 2012
	C & I	Comm R/E	Construction	Res Mtge	Installment	Unallocated	Total
	(in thousands)
Balance at January 1,	$1,527	$5,972	$707	$1,263	$51	$82	$9,602
Charge offs	—	—	—	—	(8)	—	(8)
Recoveries	—	—	540	85	2	—	627
Provision	220	201	(798)	(48)	14	411	—
Balance at June 30,	$1,747	$6,173	$449	$1,300	$59	$493	$10,221

	Three Months Ended June 30, 2011
	C & I	Comm R/E	Construction	Res Mtge	Installment	Unallocated	Total
	(in thousands)
Balance at April 1,	$1,378	$6,183	$900	$952	$51	$127	$9,591
Charge offs	(20)	—	—	—	(4)	—	(24)
Recoveries	—	15	—	2	2	—	19
Provision	18	(43)	230	51	7	(13)	250
Balance at June 30,	$1,376	$6,155	$1,130	$1,005	$56	$114	$9,836

	Six Months Ended June 30, 2011
	C & I	Comm R/E	Construction	Res Mtge	Installment	Unallocated	Total
	(in thousands)
Balance at January 1,	$1,272	$5,715	$551	$1,038	$52	$239	$8,867
Charge offs	(185)	—	—	(23)	(7)	—	(215)
Recoveries	35	15	—	2	4	—	56
Provision	254	425	579	(12)	7	(125)	1,128
Balance at June 30,	$1,376	$6,155	$1,130	$1,005	$56	$114	$9,836

At June 30, 2012, there were no commitments to lend additional funds to borrowers whose loans were on non-accrual status or were contractually past due in excess of 90 days and still accruing interest.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8. Loans and the Allowance for Loan Losses  – (continued)

The following table presents information about the troubled debt restructurings (TDRs) by class for the period indicated:

	Three Months Ended June 30, 2012			Six Months Ended June 30, 2012
	Number of Loans	Pre-restructuring Outstanding Recorded Investment	Post-restructuring Outstanding Recorded Investment	Number of Loans	Pre-restructuring Outstanding Recorded Investment	Post-restructuring Outstanding Recorded Investment
	(dollars in thousands)
Troubled debt restructurings:
Commercial Real Estate	—	$—	$—	1	$225	$225
Residential Mortgage	1	1,354	1,354	2	2,068	2,059
Total	1	$1,354	$1,354	3	$2,293	$2,284

The Corporation had no loan charge offs in connection with loan modifications at the time of the modification during the six months ended June 30, 2012.

The Corporation had one loan modified as a TDR within the previous twelve months that subsequently defaulted during the three and six months ended June 30, 2012.

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

Loans modified in a troubled debt restructuring totaled $9.7 million at June 30, 2012 of which $900,000 were on non-accrual status. The remaining loans modified were current at the time of the restructuring and have complied with the terms of their restructure agreement. At December 31, 2011, loans modified in a troubled debt restructuring totaled $11.1 million of which $3.7 million were on non-accrual status. The remaining loans modified were current at the time of the restructuring and have complied with the terms of their restructure agreement.

In an effort to proactively manage delinquent loans, the Corporation has selectively extended to certain borrowers concessions such as rate reductions, extension of maturity dates, principal or interest forgiveness, adjusted repayment terms, forbearance agreements, or combinations of two or more of these concessions. As of June 30, 2012, loans on which concessions were made with respect to adjusted repayment terms amounted to $1.6 million. Loans on which combinations of two or more concessions were made amounted to $8.0 million. The concessions granted included principal concessions, rate reduction, adjusted repayment, extended maturity and payment deferral.

Note 9. Fair Value Measurements and Fair Value of Financial Instruments

Fair Value Measurements

Management uses its best judgment in estimating the fair value of the Corporation’s financial and non-financial instruments; however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial and non-financial instruments, the fair value estimates herein are not necessarily

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9. Fair Value Measurements and Fair Value of Financial Instruments  – (continued)

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

The following information should not be interpreted as an estimate of the fair value of the entire Corporation since a fair value calculation is only provided for a limited portion of the Corporation’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Corporation’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Corporation’s assets measured at fair value on a recurring basis at June 30, 2012 and December 31, 2011.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9. Fair Value Measurements and Fair Value of Financial Instruments  – (continued)

Management primarily identifies investment securities which may have traded in illiquid or inactive markets by identifying instances of a significant decrease in the volume and frequency of trades, relative to historical levels, as well as instances of a significant widening of the bid-ask spread in the brokered markets. Investment securities that are deemed to have been trading in illiquid or inactive markets may require the use of significant unobservable inputs. For example, management may use quoted prices for similar investment securities in the absence of a liquid and active market for the securities being valued. As of June 30, 2012, management made adjustments to prices provided by the third-party pricing service as a result of illiquid or inactive markets.

At June 30, 2012, the Corporation’s two pooled trust preferred securities, ALESCO VI and ALESCO VII, and one variable rate CMO were classified as Level 3. Market pricing for these Level 3 securities varied widely from one pricing service to another based on the lack of trading. As such, these securities were not considered to have readily observable market data that was accurate to support a fair value as prescribed by FASB ASC 820-10-05. The Corporation determined that significant adjustments using unobservable inputs are required to determine fair value at the measurement date.

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

The fair value as of June 30, 2012 was determined by discounting the expected cash flows over the life of the security. The discount rate was determined by deriving a discount rate when the markets were considered more active for this type of security. To this estimated discount rate, additions were made for more liquid markets and increased credit risk as well as assessing the risks in the security, such as default risk and severity risk. However, the private label CMO had interruptions of its scheduled principal payments and the Corporation recorded principal loss of $112,000 and $170,000 for the three and six months ended June 30, 2012, respectively.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

For financial assets and liabilities measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2012 and December 31, 2011 are as follows:

		Fair Value Measurements at Reporting Date Using
Assets Measured at Fair Value on a Recurring Basis	June 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Federal agency obligations	$18,683	$—	$18,683	$—
Residential mortgage-backed securities	88,794	—	88,794	—
Commercial mortgage-backed securities	9,799	—	9,799	—
Obligations of U.S. states and political subdivisions	85,144	256	84,888	—
Trust preferred securities	18,825	—	18,721	104
Corporate bonds and notes	212,704	—	212,704	—
Collateralized mortgage obligations	1,752	—	—	1,752
Asset-backed securities	19,633	—	19,633	—
Equity securities	601	601	—	—
Other securities	11,255	11,255	—	—
Investment securities available-for-sale	$467,190	$12,112	$453,222	$1,856

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9. Fair Value Measurements and Fair Value of Financial Instruments  – (continued)

		Fair Value Measurements at Reporting Date Using
Assets Measured at Fair Value on a Recurring Basis	December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Federal agency obligations	$24,969	$2,004	$22,965	$—
Residential mortgage pass-through securities	115,364	—	115,364	—
Obligations of U.S. states and political subdivision	69,173	397	68,776
Trust preferred securities	16,187	—	15,971	216
Corporate bonds and notes	173,117	2,000	171,117	—
Collateralized mortgage obligations	1,899	—	—	1,899
Asset-backed securities	7,653	—	7,653	—
Equity securities	262	262	—	—
Other securities	5,883	5,883	—	—
Securities available-for-sale	$414,507	$10,546	$401,846	$2,115

The fair values used by the Corporation are obtained from an independent pricing service and represent either quoted market prices for the identical securities (Level 1 inputs) or fair values determined by pricing models using a market approach that considers observable market data, such as interest rate volatilities, LIBOR yield curve, credit spreads and prices from market makers and live trading systems (Level 2). The fair values of the federal agency obligations, obligations of states and political subdivision and corporate bonds and notes measured at fair value using Level 1 inputs at June 30, 2012 and December 31, 2011 represented the purchase price of the securities since they were acquired near quarter-end June 30, 2012 and year-end 2011.

The following tables present the changes in investment securities available-for-sale with significant unobservable inputs (Level 3) for the three and six months ended June 30, 2012 and 2011.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands)
Balance, beginning of the period	$1,963	$3,009	$2,115	$2,870
Principal interest deferrals	34	30	68	59
Principal repayments	(112)	(268)	(170)	(452)
Total net losses included in net income	(28)	—	(28)	—
Total net unrealized (losses) gains	(1)	(76)	(129)	218
Balance, end of the period	$1,856	$2,695	$1,856	$2,695

For the six months ended June 30, 2012, there were no transfers of investment securities available-for-sale into or out of Level 1, Level 2, or Level 3 assets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9. Fair Value Measurements and Fair Value of Financial Instruments  – (continued)

Assets Measured at Fair Value on a Non-Recurring Basis

For assets measured at fair value on a non-recurring basis, the fair value measurements used at June 30, 2012 and December 31, 2011 were as follows:

		Fair Value Measurements at Reporting Date Using
Assets Measured at Fair Value on a Non-Recurring Basis	June 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Impaired loans	$7,355	$—	$—	$7,355
Other real estate owned	453	—	—	453

		Fair Value Measurements at Reporting Date Using
Assets Measured at Fair Value on a Non-Recurring Basis	December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Impaired loans	$10,740	$—	$—	$10,740
Other real estate owned	591	—	—	591

The following methods and assumptions were used to estimate the fair values of the Corporation’s assets measured at fair value on a non-recurring basis at June 30, 2012 and December 31, 2011.

Impaired Loans.  The value of an impaired loan is measured based upon the present value of expected future cash flows discounted at the loan’s effective interest rate, or the fair value of the collateral if the loan is collateral dependent. Smaller balance homogeneous loans that are collectively evaluated for impairment, such as residential mortgage loans and installment loans, are specifically excluded from the impaired loan portfolio. The Corporation’s impaired loans are primarily collateral dependent. Impaired loans are individually assessed to determine that each loan’s carrying value is not in excess of the fair value of the related collateral or the present value of the expected future cash flows. Impaired loans at June 30, 2012 that required a valuation allowance were $8,226,000 with a related valuation allowance of $871,000 compared to $11,825,000 with related valuation allowance of $1,085,000 at December 31, 2011. Impaired loans of $2,093,000 and $2,121,000 didn’t record a valuation allowance for June 30, 2012 and December 31, 2011, respectively.

Fair Value of Financial Instruments

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9. Fair Value Measurements and Fair Value of Financial Instruments  – (continued)

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

Term Borrowings and Subordinated Debentures.  The fair value of the Corporation’s long-term borrowings and subordinated debentures were calculated using a discounted cash flow approach and applying discount rates currently offered based on weighted remaining maturities.

Accrued Interest Receivable/Payable.  The carrying amounts of accrued interest approximate fair value resulting in a level 2 or level 3 classification based on the level of the asset or liability with which the accrual is associated.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9. Fair Value Measurements and Fair Value of Financial Instruments  – (continued)

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Corporation’s financial instruments as of June 30, 2012 and December 31, 2011.

			Fair Value Measurements
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
June 30, 2012
Financial assets
Cash and due from banks	$73,668	$73,668	$73,668	$—	$—
Interest bearing deposits with banks	12,000	12,000	12,000	—	—
Investment securities held-to-maturity	62,997	66,562	—	66,562	—
Restricted investment in bank stocks	9,139	9,139	9,139	—	—
Net loans (including loans held for sale)	797,233	803,952	501	—	803,451
Accrued interest receivable	6,465	6,465	—	4,302	2,163
Financial liabilities
Non interest-bearing deposits	181,282	181,282	—	181,282	—
Interest-bearing deposits	993,367	994,379	—	994,379	—
Short-term borrowings	107	107	—	107	—
Long-term borrowings	161,000	179,241	—	179,241	—
Subordinated debentures	5,155	5,184	—	5,184	—
Accrued interest payable	912	912	—	912	—
December 31, 2011
Financial assets
Cash and due from banks	$111,101	$111,101	$111,101	$—	$—
Investment securities held-to-maturity	72,233	74,922	—	74,922	—
Restricted investment in bank stocks	9,233	9,233	9,233	—	—
Net loans (including loans held for sale)	746,408	752,252	1,029	—	751,223
Accrued interest receivable	6,219	6,219	—	3,894	2,325
Financial liabilities
Non interest-bearing deposits	167,164	167,164	—	167,164	—
Interest-bearing deposits	954,251	928,777	—	928,777	—
Long-term borrowings	161,000	175,933	—	175,933	—
Subordinated debentures	5,155	5,159	—	5,159	—
Accrued interest payable	992	992	—	992	—

Note 10. Net Investment in Direct Financing Lease

During the second quarter of 2010, the Corporation entered into a lease of its former operations facility under a direct financing lease. The lease has a 15 year term with no renewal options. According to the terms of the lease, the lessee has an obligation to purchase the property underlying the lease in either year seven (7), ten (10) or fifteen (15) at predetermined prices for those years as provided in the lease. The structure of the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10. Net Investment in Direct Financing Lease  – (continued)

minimum lease payments and the purchase prices as provided in the lease provide an inducement to the lessee to purchase the property in year seven (7).

At June 30, 2012 and December 31, 2011, the net investment in direct financing lease consists of a minimum lease receivable of $4,792,000 and $4,870,000, respectively, and unearned interest income of $1,026,000 and $1,123,000, respectively, for a net investment in direct financing lease of $3,766,000 and $3,747,000, respectively. The net investment in direct financing lease is carried as a component of loans in the Corporation’s consolidated statements of condition.

Minimum future lease receipts of the direct financing lease are as follows:

June 30, 2012
For years ending December 31,	(in thousands)
2012	$93
2013	216
2014	216
2015	228
2016	265
Thereafter	2,748
Total minimum future lease receipts	$3,766

Note 11. Components of Net Periodic Pension Cost

The Corporation maintained a non-contributory pension plan for substantially all of its employees until September 30, 2007, at which time the Corporation froze its defined benefit pension plan. The following table sets forth the net periodic pension cost of the Corporation’s pension plan for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands)
Interest cost	$135	$147	$278	$294
Net amortization and deferral	(12)	(50)	(42)	(100)
Net periodic pension cost	$123	$97	$236	$194

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12. Income Taxes

For the six months ended June 30, 2012, the Corporation recorded income tax expense of $4.4 million, compared with a $3.6 million income tax expense for the six months ended June 30, 2011. The effective tax rates for the six-month period ended June 30, 2012 and 2011 were 33.7 percent and 35.6 percent, respectively.

Note 13. Borrowed Funds

Short-Term Borrowings

Short-term borrowings, which consist primarily of securities sold under agreements to repurchase, Federal Home Loan Bank (“FHLB”) advances and federal funds purchased, generally have maturities of less than one year. The details of these short-term borrowings are presented in the following table.

	June 30, 2012	June 30, 2011
	(dollars in thousands)
Average interest rate:
At quarter end	4.75%	0.23%
For the quarter	1.15%	0.28%
Average amount outstanding during the quarter	$182	$36,747
Maximum amount outstanding at any month end in the quarter	$5,125	$43,799
Amount outstanding at quarter end	$107	$32,374

Long-Term Borrowings

Long-term borrowings, which consist primarily of FHLB advances and securities sold under agreements to repurchase, totaled $161.0 million at June 30, 2012 and mature within one to eight years. The FHLB advances are secured by pledges of certain collateral, including but not limited to U.S. government and agency mortgage-backed securities and a blanket assignment of qualifying first lien mortgage loans, consisting of both residential mortgages and commercial real estate loans.

At June 30, 2012, FHLB advances had a weighted average interest rate of 3.46 percent and are contractually scheduled for repayment as follows:

June 30, 2012
(in thousands)
2013	$5,000
2016	20,000
Thereafter	95,000
Total	$120,000

The Corporation has entered into agreements under which it has sold securities subject to an obligation to repurchase the same or similar securities. Under these arrangements, the Corporation may transfer legal control over the assets but still retain effective control through an agreement that both entitles and obligates the Corporation to repurchase the assets. The obligation to repurchase the securities is reflected as a liability in the Corporation’s consolidated statement of condition, while the securities underlying the securities sold under agreements to repurchase remain in the respective asset accounts and are delivered to and held as collateral by third party trustees. At June 30, 2012, securities sold under agreements to repurchase had a weighted average interest rate of 5.31 percent and are contractually scheduled for repayment as follows:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13. Borrowed Funds  – (continued)

June 30, 2012
(in thousands)
2015	$10,000
Thereafter	31,000
Total	$41,000

Note 14. Subordinated Debentures

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

The subordinated debentures are redeemable in whole or part prior to maturity on January 23, 2034. The floating interest rate on the subordinated debentures is three-month LIBOR plus 2.85 percent and resets quarterly. The rate at June 30, 2012 was 3.32 percent.

Note 15. Stockholders’ Equity

On January 12, 2009, the Corporation issued $10 million in nonvoting Fixed Rate Cumulative Perpetual Preferred Stock, Series A to the U.S. Department of Treasury (“Treasury”) under its Capital Purchase Program. As part of the transaction, the Corporation also issued warrants to the Treasury to purchase 173,410 shares of common stock of the Corporation at an exercise price of $8.65 per share. As a result of the successful completion of the rights offering in October 2009, the number of shares underlying the warrants held by the U.S. Treasury was reduced to 86,705 shares, or 50 percent of the original 173,410 shares as outlined by the provisions of the Capital Purchase Program.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this analysis is to provide the reader with information relevant to understanding and assessing the Corporation’s results of operations for the periods presented herein and financial condition as of June 30, 2012 and December 31, 2011. In order to fully understand this analysis, the reader is encouraged to review the consolidated financial statements and accompanying notes thereto appearing elsewhere in this report.

Cautionary Statement Concerning Forward-Looking Statements

This report includes forward-looking statements within the meaning of Sections 27A of the Securities Act of 1933, as amended, and 21E of the Securities Exchange Act of 1934, as amended, that involve inherent risks and uncertainties. This report contains certain forward-looking statements with respect to the financial condition, results of operations, plans, objectives, future performance and business of Center Bancorp Inc. and its subsidiaries, including statements preceded by, followed by or that include words or phrases such as “believes,” “expects,” “anticipates,” “plans,” “trend,” “objective,” “continue,” “remain,” “pattern” or similar expressions or future or conditional verbs such as “will,” “would,” “should,” “could,” “might,” “can,” “may” or similar expressions. There are a number of important factors that could cause future results to differ materially from historical performance and these forward-looking statements. Factors that might cause such a difference include, but are not limited to: (1) competitive pressures among depository institutions may increase significantly; (2) changes in the interest rate environment may reduce interest margins; (3) prepayment speeds, loan origination and sale volumes, charge-offs and loan loss provisions may vary substantially from period to period; (4) general economic conditions may be less favorable than expected; (5) political developments, sovereign debt problems, wars or other hostilities may disrupt or increase volatility in securities markets or other economic conditions; (6) legislative or regulatory changes or actions may adversely affect the businesses in which Center Bancorp is engaged, including, without limitation, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010; (7) changes and trends in the securities markets may adversely impact Center Bancorp; (8) a delayed or incomplete resolution of regulatory issues could adversely impact planning by Center Bancorp; (9) the impact on reputation risk created by the developments discussed above on such matters as business generation and retention, funding and liquidity could be significant; (10) Center Bancorp my experience unforeseen difficulties in integrating Saddle River Valley Bank’s operations into its own following its August 1, 2012 acquisition of certain assets and assumption of certain liabilities of Saddle River Valley Bank; and (11) the outcome of regulatory and legal investigations and proceedings may not be anticipated. Further information on other factors that could affect the financial results of Center Bancorp is included in Item 1A. of Center Bancorp’s Annual Report on Form 10-K and this Current report on Form 10-Q and in Center Bancorp’s other filings with the Securities and Exchange Commission. These documents are available free of charge at the Commission’s website at http://www.sec.gov and/or from Center Bancorp, Inc.

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

Other-Than-Temporary Impairment of Investment Securities

Investment securities are evaluated on at least a quarterly basis, and more frequently when market conditions warrant such an evaluation, to determine whether a decline in their value is other-than-temporary. FASB ASC 320-10-65 clarifies the interaction of the factors that should be considered when determining whether a debt security is other-than-temporarily impaired. For debt securities, management assesses whether (a) it has the intent to sell the security and (b) it is more likely than not that it will be required to sell the security prior to its anticipated recovery. These steps are done before assessing whether the entity will recover the cost basis of the investment. Previously, this assessment required management to assert that it has both the intent and the ability to hold a security for a period of time sufficient to allow for anticipated recovery in fair value to avoid recognizing an other-than-temporary impairment. This change does not affect the need to forecast recovery of the value of the security through either cash flows or market price.

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

Fair Value of Investment Securities

FASB ASC 820-10-35 clarifies the application of the provisions of FASB ASC 820-10-05 in an inactive market and how an entity would determine fair value in an inactive market. The Corporation applied the guidance in FASB ASC 820-10-35 when determining fair value for the Corporation’s private label collateralized mortgage obligations, pooled trust preferred securities and single name corporate trust preferred securities. See Note 6 of the Notes to Consolidated Financial Statements for further discussion.

FASB ASC 820-10-65 provides additional guidance for estimating fair value in accordance with FASB ASC 820-10-05 when the volume and level of activity for the asset or liability have significantly decreased. This ASC also includes guidance on identifying circumstances that indicate a transaction is not orderly.

Goodwill

The Corporation adopted the provisions of FASB ASC 350-10, which requires that goodwill be reported separate from other intangible assets in the Consolidated Statements of Condition and not be amortized but rather tested for impairment annually or more frequently if impairment indicators arise. No impairment charge was deemed necessary for the six months ended June 30, 2012 and 2011.

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

Earnings

Net income available to common stockholders for the three months ended June 30, 2012 amounted to $4,269,000 compared to $3,439,000 for the comparable three-month period ended June 30, 2011. The Corporation recorded earnings per diluted common share of $0.26 for the three months ended June 30, 2012 as compared with earnings of $0.21 per diluted common share for the same three months in 2011. Dividends and accretion relating to the preferred stock issued to the U.S. Treasury, reduced earnings by approximately $0.01 per fully diluted common share for both periods. The annualized return on average assets was 1.16 percent for the three months ended June 30, 2012, compared to 1.10 percent for three months ended June 30, 2011. The annualized return on average stockholders’ equity was 11.96 percent for the three-month period ended June 30, 2012, compared to 11.17 percent for the three months ended June 30, 2011.

Net income available to common stockholders for the six months ended June 30, 2012 amounted to $8,359,000 compared to $6,311,000 for the comparable six-month period ended June 30, 2011. The Corporation recorded earnings per diluted common share of $0.51 for the six months ended June 30, 2012 as compared with earnings of $0.39 per diluted common share for the same six months in 2011. Dividends and accretion relating to the preferred stock issued to the U.S. Treasury, reduced earnings by approximately $0.01 and $0.02 per fully diluted common share for the six months ended June 30, 2012 and 2011, respectively. The annualized return on average assets was 1.16 percent for the six months ended June 30, 2012, compared to 1.04 percent for the six months ended June 30, 2011. The annualized return on average stockholders’ equity was 12.00 percent for the six-month period ended June 30, 2012, compared to 10.53 percent for the six months ended June 30, 2011.

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

The following table presents the components of net interest income on a fully tax-equivalent basis for the periods indicated.

Net Interest Income
(tax-equivalent basis)

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in thousands)	2012	2011	Increase (Decrease)	Percent Change	2012	2011	Increase (Decrease)	Percent Change
Interest income:
Investment securities AFS	$3,750	$3,651	$99	2.7%	$7,326	$7,203	$123	1.7%
Investment securities HTM	662	349	313	89.7	1,391	349	1,042	298.6
Loans, including net costs	9,414	8,950	464	5.2	18,799	18,167	632	3.5
Restricted investment in bank stocks, at cost	111	109	2	1.8	232	252	(20)	(7.9)
Other interest bearing deposits	4	—	4	—	4	—	4	—
Total interest income	13,941	13,059	882	6.8	27,752	25,971	1,781	6.9
Interest expense:
Time deposits $100 or more	182	348	(166)	(47.7)	434	613	(179)	(29.2)
All other deposits	1,126	1,072	54	5.0	2,282	2,074	208	10.0
Borrowings	1,642	1,665	(23)	(1.4)	3,284	3,320	(36)	(1.1)
Total interest expense	2,950	3,085	(135)	(4.4)	6,000	6,007	(7)	(0.1)
Net interest income on a fully tax-equivalent basis	10,991	9,974	1,017	10.2	21,752	19,964	1,788	9.0
Tax-equivalent adjustment(1)	(445)	(181)	(264)	145.9	(861)	(226)	(635)	281.0
Net interest income	$10,546	$9,793	$753	7.7%	$20,891	$19,738	$1,153	5.8%

(1)	Computed using a federal income tax rate of 35 percent for 2012 and 34 percent for 2011.

Net interest income on a fully tax-equivalent basis increased $1.0 million or 10.2 percent to $11.0 million for the three months ended June 30, 2012 as compared to the same period in 2011. For the three months ended June 30, 2012, the net interest margin contracted 24 basis points to 3.29 percent from 3.53 percent during the three months ended June 30, 2011. For the three months ended June 30, 2012, a decrease in the average yield on interest-earning assets of 45 basis points was partially offset by a decrease in the average cost of interest-bearing liabilities of 21 basis points, resulting in a decrease in the Corporation’s net interest spread of 24 basis points for the period. Net interest margin compression during the second quarter period of 2012, occurred primarily as result of a high liquidity pool carried during the quarter and the timing of a substantial portion of the Corporation’s loan growth, which occurred in the later part of the quarter. This, coupled with a continued high level of prepayment speeds on mortgage-backed securities in the investment portfolio and a high level of loan modifications during the quarter, dampened other action taken to improve the margin. This represented growth in the Corporation’s customer base and enhanced the Corporation’s liquidity position while the Corporation continued to expand its earning assets base.

Net interest income on a fully tax-equivalent basis increased $1.8 million or 9.0 percent to $21.8 million for the six months ended June 30, 2012 as compared to the same period in 2011. For the six months ended June 30, 2012, the net interest margin contracted 20 basis points to 3.34 percent from 3.54 percent during the six months ended June 30, 2011. For the six months ended June 30, 2012, a decrease in the average yield on interest-earning assets of 34 basis points was partially offset by a decrease in the average cost of interest-bearing liabilities of 19 basis points, resulting in a decrease in the Corporation’s net interest spread of 15 basis points for the period.

For the three-month period ended June 30, 2012, interest income on a tax-equivalent basis increased by $882,000 or 6.8 percent compared to the same three-month period in 2011. This increase in interest income was due primarily to a volume increase in investment securities and loans partially offset by a decline in yields due to the lower interest rate environment. Average investment securities volume increased during the current three-month period by $111.3 million, to $531.4 million, compared to the second quarter of 2011. The loan portfolio increased on average $89.3 million, to $790.4 million, from an average of $701.1 million in the same quarter in 2011, reflecting net increases in commercial loans and commercial real estate related sectors of the loan portfolio. Average loans represented approximately 59.2 percent of average interest-earning assets during the second quarter of 2012 compared to 62.0 percent in the same quarter in 2011.

For the six-month period ended June 30, 2012, interest income on a tax-equivalent basis increased by $1.8 million or 6.9 percent from the comparable six-month period in 2011. This increase in interest income was due primarily to higher volume of earning assets of $175.3 million offset in part by lower rates in a lower interest rate environment. Average investment securities volume increased during the current six-month period by 108.3 million, to $518.9 million, compared to the six months ended June 30, 2011. The average loan portfolio increased $64.3 million, to $773.1 million, from $708.8 million for the same six months in 2011, reflecting net increases in commercial loans and commercial real estate. Average loans represented approximately 59.3 percent of average interest-earning assets during the first six months of 2012 compared to 62.8 percent for the same six months in 2011.

For the three months ended June 30, 2012, interest expense decreased $135,000, or 4.4 percent from the same period in 2011. The average rate of interest-bearing liabilities decreased 21 basis points to 1.01 percent for the three months ended June 30, 2012, from 1.22 percent for the three months ended June 30, 2011. At the same time, the volume of average interest-bearing liabilities increased by $159.9 million. This increase was primarily in money markets, savings, and other interest-bearing deposits of $183.7 million, $6.1 million and $71.7 million, respectively, and was partially offset by decreases in borrowings of $36.6 million and time deposits of $64.9 million. Since 2009 steps have been taken to improve the Corporation’s net interest margin by allowing the runoff of certain high rate deposits and to position the Corporation for further high-costing cash outflows. The result has been a decline in the Corporation’s average cost of funds. For the three months ended June 30, 2012, the Corporation’s net interest spread on a tax-equivalent basis decreased to 3.16 percent, from 3.40 percent for the three months ended June 30, 2011.

For the six months ended June 30, 2012, interest expense declined $7,000, or 0.1 percent from the same period in 2011. The average rate of interest-bearing liabilities decreased 19 basis points to 1.04 percent for the six months ended June 30, 2012, from 1.23 percent for the six months ended June 30, 2011. At the same time, the volume of average interest-bearing liabilities increased by $176.0 million. This increase included increases in money market deposits of $170.8 million, savings deposits of $8.5 million and other interest-bearing deposits of $71.2 million, offset by decreases in borrowings of $41.9 million and time deposits of $32.6 million. The result of this was an improvement in the Corporation’s average cost of funds for the period. As a result of these factors, for the six months ended June 30, 2012, the Corporation’s net interest spread on a tax-equivalent basis decreased to 3.22 percent, from 3.37 percent for the six months ended June 30, 2011.

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

Analysis of Variance in Net Interest Income Due to Changes in Volume and Rates

	Three Months Ended June 30, 2012 and 2011 Increase (Decrease) Due to Change in:			Six Months Ended June 30, 2012 and 2011 Increase (Decrease) Due to Change in:
(tax-equivalent basis, in thousands)	Average Volume	Average Rate	Net Change	Average Volume	Average Rate	Net Change
Interest-earning assets:
Investment securities:
Available for sale
Taxable	$142	$(626)	$(484)	$(24)	$(1,073)	$(1,097)
Tax-exempt	643	(60)	583	1,287	(67)	1,220
Held to maturity
Taxable	215	(57)	158	520	(52)	468
Tax-exempt	150	5	155	568	6	574
Total investment securities	1,150	(738)	412	2,351	(1,186)	1,165
Loans	1,090	(626)	464	1,781	(1,149)	632
Restricted investment in bank stocks	(1)	3	2	—	(20)	(20)
Other interest bearing deposits	4	—	4	4	—	4
Total interest-earning assets	2,243	(1,361)	882	4,136	(2,355)	1,781
Interest-bearing liabilities:
Money market deposits	203	(63)	140	396	(90)	306
Savings deposits	9	(98)	(89)	23	(155)	(132)
Time deposits	180	(350)	(170)	(166)	(3)	(169)
Other interest-bearing deposits	90	(83)	7	178	(154)	24
Total interest-bearing deposits	482	(594)	(112)	431	(402)	29
Borrowings and subordinated debentures	(332)	309	(23)	(748)	712	(36)
Total interest-bearing liabilities	150	(285)	(135)	(317)	310	(7)
Change in net interest income	$2,093	$(1,076)	$1,017	$4,453	$(2,665)	$1,788

The following tables, “Average Statements of Condition with Interest and Average Rates”, present for the three and six months ended June 30, 2012 and 2011, the Corporation’s average assets, liabilities and stockholders’ equity. The Corporation’s net interest income, net interest spread and net interest margin are also reflected.

Average Statements of Condition with Interest and Average Rates

	Three Months Ended June 30,
	2012			2011
(tax-equivalent basis)	Average Balance	Interest Income/ Expense	Average Rate	Average Balance	Interest Income/ Expense	Average Rate
	(dollars in thousands)
Assets
Interest-earning assets:
Investment securities(1):
Available for sale
Taxable	$393,353	$2,903	2.95%	$376,947	$3,387	3.59%
Tax-exempt	71,467	847	4.74	18,066	264	5.85
Held to maturity
Taxable	37,688	238	2.53	6,461	80	4.95
Tax-exempt	28,938	424	5.86	18,711	269	5.75
Total investment securities	531,446	4,412	3.32	420,185	4,000	3.81
Loans(2)	790,382	9,414	4.76	701,056	8,950	5.11
Restricted investment in bank stocks	9,143	111	4.86	9,191	109	4.74
Other interest bearing deposits	5,242	4	0.31	—	—	—
Total interest-earning assets	1,336,213	13,941	4.17	1,130,432	13,059	4.62
Non interest-earning assets:
Cash and due from banks	93,473			102,805
Bank-owned life insurance	29,298			28,274
Intangible assets	16,884			16,936
Other assets	32,203			32,738
Allowance for loan losses	(9,813)			(9,601)
Total non interest-earning assets	162,045			171,152
Total assets	$1,498,258			$1,301,584
Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Money market deposits	$364,121	$384	0.42%	$180,468	$244	0.54%
Savings deposits	188,550	174	0.37	182,455	263	0.58
Time deposits	176,869	449	1.02	241,816	619	1.02
Other interest-bearing deposits	272,690	301	0.44	201,013	294	0.59
Total interest-bearing deposits	1,002,230	1,308	0.52	805,752	1,420	0.70
Short-term and long-term borrowings	161,144	1,599	3.97	197,747	1,639	3.32
Subordinated debentures	5,155	43	3.34	5,155	26	2.02
Total interest-bearing liabilities	1,168,529	2,950	1.01	1,008,654	3,085	1.22
Non interest-bearing liabilities:
Demand deposits	173,248			157,002
Other liabilities	10,874			7,537
Total non interest-bearing liabilities	184,122			164,539
Stockholders’ equity	145,607			128,391
Total liabilities and stockholders’ equity	$1,498,258			$1,301,584
Net interest income (tax-equivalent basis)		10,991			9,974
Net interest spread			3.16%			3.40%
Net interest margin(3)			3.29%			3.53%
Tax-equivalent adjustment(4)		(445)			(181)
Net interest income		$10,546			$9,793

(1)	Average balances are based on amortized cost.
(2)	Average balances include loans on non-accrual status.
(3)	Represents net interest income as a percentage of total average interest-earning assets.
(4)	Computed using a federal income tax rate of 35 percent for 2012 and 34 percent for 2011.

Average Statements of Condition with Interest and Average Rates

	Six Months Ended June 30,
	2012			2011
(tax-equivalent basis)	Average Balance	Interest Income/ Expense	Average Rate	Average Balance	Interest Income/ Expense	Average Rate
	(dollars in thousands)
Assets
Interest-earning assets:
Investment securities(1) :
Available for sale
Taxable	$382,559	$5,709	2.98%	$383,946	$6,806	3.55%
Tax-exempt	66,789	1,617	4.84	13,972	397	5.68
Held to maturity
Taxable	40,691	548	2.69	3,249	80	4.92
Tax-exempt	28,823	843	5.85	9,407	269	5.72
Total investment securities	518,862	8,717	3.36	410,574	7,552	3.68
Loans(2)	773,097	18,799	4.86	708,769	18,167	5.13
Restricted investment in bank stocks	9,188	232	5.05	9,174	252	5.49
Other interest bearing deposits	2,621	4	0.31	—	—	—
Total interest-earning assets	1,303,768	27,752	4.26	1,128,517	25,971	4.60
Non interest-earning assets:
Cash and due from banks	107,832			68,629
Bank-owned life insurance	29,173			28,143
Intangible assets	16,891			16,944
Other assets	31,849			32,695
Allowance for loan losses	(9,748)			(9,371)
Total non interest-earning assets	175,997			137,040
Total assets	$1,479,765			$1,265,557
Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Money market deposits	$344,522	$775	0.45%	$173,710	$469	0.54%
Savings deposits	186,257	368	0.40	177,758	500	0.56
Time deposits	190,427	973	1.02	222,987	1,142	1.02
Other interest-bearing deposits	268,388	600	0.45	197,208	576	0.58
Total interest-bearing deposits	989,594	2,716	0.55	771,663	2,687	0.70
Short-term and long-term borrowings	161,182	3,199	3.97	203,098	3,268	3.22
Subordinated debentures	5,155	85	3.30	5,155	52	2.02
Total interest-bearing liabilities	1,155,931	6,000	1.04	979,916	6,007	1.23
Non interest-bearing liabilities:
Demand deposits	170,585			154,552
Other liabilities	10,240			5,631
Total non interest-bearing liabilities	180,825			160,183
Stockholders’ equity	143,009			125,458
Total liabilities and stockholders’ equity	$1,479,765			$1,265,557
Net interest income (tax-equivalent basis)		21,752			19,964
Net interest spread			3.22%			3.37%
Net interest margin(3)			3.34%			3.54%
Tax-equivalent adjustment(4)		(861)			(226)
Net interest income		$20,891			$19,738

(1)	Average balances are based on amortized cost.
(2)	Average balances include loans on non-accrual status.
(3)	Represents net interest income as a percentage of total average interest-earning assets.
(4)	Computed using a federal income tax rate of 35 percent for 2012 and 34 percent for 2011.

Investment Portfolio

At June 30, 2012, the principal components of the investment securities portfolio were U.S. Government agency obligations, federal agency obligations including mortgage-backed securities, obligations of U.S. states and political subdivisions, corporate bonds and notes, trust preferred securities, asset backed securities and equity securities.

During the six months ended June 30, 2012, approximately $71.2 million in investment securities were sold from the available-for-sale portfolio. The cash flow from the sale of investment securities was primarily used to purchase new securities. The Corporation’s sales from its available-for-sale investment portfolio were made in the ordinary course of business.

For the three months ended June 30, 2012, average investment securities increased $111.3 million to approximately $531.4 million, or 39.8 percent of average interest-earning assets, from $420.2 million on average, or 37.2 percent of average interest-earning assets, for the comparable period in 2011. For the six months ended June 30, 2012, average investment securities increased $108.3 million to approximately $518.9 million, or 39.8 percent of average interest-earning assets, from $410.6 million on average, or 36.4 percent of average interest-earning assets, for the comparable period in 2011.

During the three-month period ended June 30, 2012, the volume-related factors applicable to the investment portfolio increased interest income by approximately $1.2 million while rate-related changes resulted in a decrease in interest income of approximately $738,000 from the same period in 2011. The tax-equivalent yield on investments decreased by 49 basis points to 3.32 percent from a yield of 3.81 percent during the comparable period in 2011. A 71 basis points decrease in taxable yield was partially offset by an increase in the purchase of tax exempt municipal securities during the period.

During the six-month period ended June 30, 2012, the volume-related factors applicable to the investment portfolio increased interest income by approximately $2.4 million while rate-related changes resulted in a decrease in interest income of approximately $1.2 million from the same period in 2011. The tax-equivalent yield on investments decreased by 32 basis points to 3.36 percent from a yield of 3.68 percent during the comparable period in 2011. A 60 basis points decrease in taxable yield was partially offset by an increase in the purchase of tax exempt municipal securities during the period.

For the six months ended June 30, 2012, the Corporation recorded principal losses of $170,000 on a private label collateralized mortgage obligation. The Corporation expects that there may be additional losses on this obligation. See Note 7 of the Notes to the Consolidated Financial Statements for further discussion.

At June 30, 2012, net unrealized gains on investment securities available-for-sale, which is carried as a component of accumulated other comprehensive loss and included in stockholders’ equity, net of tax, amounted to $2.8 million as compared with net unrealized losses of $2.2 million at December 31, 2011. At June 30, 2012, net unrealized gains on investment securities held to maturity, transferred from securities available-for-sale, which is carried as a component of accumulated other comprehensive loss and included in stockholders’ equity, net of tax, amounted to $167,000. The gross unrealized losses associated with agency securities and federal agency obligations, mortgage-backed securities, corporate bonds and tax-exempt securities are not considered to be other than temporary because their unrealized losses are related to changes in interest rates and do not affect the expected cash flows of the underlying collateral or issuer.

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

At June 30, 2012, total loans amounted to $807.5 million, an increase of $51.4 million or 6.8 percent as compared to December 31, 2011. For the six-month period ended June 30, 2012, growth of $21.4 million and $40.5 million in the commercial and industrial and commercial real estate portfolios were partially offset by decreases of $5.9 million, $4.1 million, and $614,000 in the construction, residential mortgage and installment loan portfolios. Total gross loans recorded in the quarter included $74.9 million of new loans and advances, partially offset by payoffs and principal payments of $58.5 million.

At June 30, 2012, the Corporation had $74.9 million in outstanding loan commitments which are expected to fund over the next 90 days.

Average total loans increased $89.3 million or 12.7 percent for the three months ended June 30, 2012 as compared to the same period in 2011, while the average yield on loans decreased by 35 basis points as compared with the same period in 2011. The decrease in the average yield on loans was primarily the result of lower market interest rates on the repricing of existing loans and the origination of new loans. The increase in average total loan volume was due primarily to increased customer activity and new lending relationships. The volume-related factors during the period contributed increased interest income of $1.1 million, while the rate-related changes decreased interest income by $626,000.

Average total loans increased $64.3 million or 9.1 percent for the six months ended June 30, 2012 as compared to the same period in 2011, while the average yield on loans decreased by 27 basis points as compared with the same period in 2011.

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

At June 30, 2012, the level of the allowance was $10,221,000 as compared to $9,602,000 at December 31, 2011. Provisions to the allowance for the six-month period ended June 30, 2012 totaled $0 compared to $1,128,000 for the same period in 2011. The net recoveries were $574,000 for the three months ended June 30, 2012 compared to a $5,000 net charge offs for the three months ended June 30, 2011, bringing the Corporation’s net recoveries to $619,000 for the six months of 2012 compared to net charge offs of $159,000 for the same period of 2011. The allowance for loan losses as a percentage of total loans amounted to 1.27 percent and 1.27 percent at June 30, 2012 and December 31, 2011, respectively.

The level of the allowance for the respective periods of 2012 and 2011 reflects the credit quality within the loan portfolio, the loan volume recorded during the periods, the changing composition of the commercial and residential real estate loan portfolios and other related factors. In management’s view, the level of the allowance at June 30, 2012 is adequate to cover losses inherent in the loan portfolio. Management’s judgment regarding the adequacy of the allowance constitutes a “Forward-Looking Statement” under the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from management’s analysis, based principally upon the factors considered by management in establishing the allowance.

Changes in the allowance for loan losses are presented in the following table for the periods indicated.

	Six Months Ended June 30,
	2012	2011
	(dollars in thousands)
Average loans for the period	$773,097	$708,769
Total loans at end of period	807,454	698,148
Analysis of the Allowance for Loan Losses:
Balance – beginning of year	$9,602	$8,867
Charge-offs:
Commercial and industrial loans	—	(185)
Residential mortgage loans	—	(23)
Installment loans	(8)	(7)
Total charge-offs	(8)	(215)
Recoveries:
Commercial and industrial loans	—	35
Residential real estate loans	—	15
Construction	540	—
Residential mortgage loans	85	2
Installment loans	2	4
Total recoveries	627	56
Net recoveries (charge-offs)	619	(159)
Provision for loan losses	—	1,128
Balance – end of period	$10,221	$9,836
Ratio of net (recoveries) charge-offs during the period to average loans during the period(1)	(0.16)%	0.04%
Allowance for loan losses as a percentage of total loans	1.27%	1.41%

(1)	Annualized.

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

Non-Performing Assets and Troubled Debt Restructured Loans

Non-performing loans include non-accrual loans and accruing loans past due 90 days or more. Non-accrual loans represent loans on which interest accruals have been suspended. In general, it is the policy of management to consider the charge-off of loans at the point they become past due in excess of 90 days, with the exception of loans that are both well-secured and in the process of collection. Non-performing assets include non-performing loans and other real estate owned. Troubled debt restructured loans represent loans to borrowers experiencing financial difficulties on which a concession was granted, such as a reduction in interest rate which is lower than the current market rate for new debt with similar risks, or modified repayment terms, and are performing under the restructured terms. Such loans, as restructured, are not included within the Corporation’s non-performing loans.

The following table sets forth, as of the dates indicated, the amount of the Corporation’s non-accrual loans, accruing loans past due 90 days or more, other real estate owned and troubled debt restructured loans.

	June 30, 2012	December 31, 2011
	(in thousands)
Non-accrual loans	$3,943	$6,871
Accruing loans past due 90 days or more	1,026	1,029
Total non-performing loans	4,969	7,900
Other real estate owned	453	591
Total non-performing assets	$5,422	$8,491
Troubled debt restructured loans – performing	$8,736	$7,459

Non-performing assets decreased by $3,069,000 at June 30, 2012 from December 31, 2011. The decrease was attributable to the addition of five new residential loans (totaling approximately $489,000) and two commercial loans (totaling approximately $295,000) into non-performing status. This was partially offset by decreases from loans return to performing status of $3.7 million, payments of $60,000, sales proceeds of $104,000 and other real estate owned write downs of $34,000.

The Corporation held $453,000 of other real estate owned at June 30, 2012 and $591,000 at December 31, 2011, respectively.

Troubled debt restructured loans totaled $9.7 million at June 30, 2012 and $11.1 million at December 31, 2011. A total of $8.7 million and $7.5 million of troubled debt restructured loans were performing pursuant to the terms of their respective modifications at June 30, 2012 and December 31, 2011, respectively.

Overall credit quality in the Bank’s loan portfolio at June 30, 2012 remained relatively strong. Other known “potential problem loans” (as defined by SEC regulations), some of which are non-performing loans and are included in the table above, as of June 30, 2012 have been identified and internally risk-rated as assets specially mentioned or substandard. Such loans amounted to $43.1 million and $49.0 million at June 30, 2012 and December 31, 2011, respectively. The improvement in credit quality occurred in the commercial real estate category which decreased $7.3 million in special mention but increased $2.4 million in the substandard category. Commercial and industrial increased $722,000 in special mention but decreased $272,000 in the substandard category, residential mortgage increased in both special mention and substandard categories by $392,000 and $1.2 million, respectively, and construction decreased $3.0 million in the substandard category. These loans are considered potential problem loans due to a variety of changing conditions affecting the credits, including general economic conditions and/or conditions applicable to the specific borrowers. The Corporation has no foreign loans.

At June 30, 2012, other than the loans set forth above, the Corporation is not aware of any loans which present serious doubts as to the ability of its borrowers to comply with present loan repayment terms and which are expected to fall into one of the categories set forth in the tables or descriptions above.

Other Income

The following table presents the principal categories of other income for the periods indicated.

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in thousands)	2012	2011	Increase (Decrease)	Percent Change	2012	2011	Increase (Decrease)	Percent Change
Service charges, commissions and fees	$421	$461	$(40)	(8.7)%	$867	$910	$(43)	(4.7)%
Annuities and insurance commission	48	33	15	45.5	92	39	53	135.9
Bank-owned life insurance	246	261	(15)	(5.7)	497	521	(24)	(4.6)
Net investment securities gains	513	801	(288)	(36.0)	1,450	1,567	(117)	(7.5)
Loan related fees	195	145	50	34.5	431	232	199	85.8
All other	181	31	150	483.9	222	60	162	270.0
Total other income	$1,604	$1,732	$(128)	(7.4)%	$3,559	$3,329	$230	6.9%

For the three months ended June 30, 2012, total other income amounted to $1.6 million, compared to total other income of $1.7 million for the same period in 2011. The decrease of $128,000 for the three months ended June 30, 2012 was primarily as a result of net investment securities gains of $513,000 compared to net investment gains of $801,000 for the same period last year. Net investment securities gains in the second quarter of 2012 included $653,000 in net gains on the sale of investment securities, reduced by $140,000 in net other-than-temporary impairment charges. Excluding net investment securities gains, the Corporation recorded total other income of $1.1 million for the three months ended June 30, 2012, compared to $931,000 for the three months ended June 30, 2011. This increase reflected increases of $150,000 in all other income related to the sale of a judgment, $50,000 in loan related fees and $15,000 in commissions on annuities and insurance contracts partially offset by declines in service charges on deposits of $40,000 and bank owned life insurance of $15,000.

For the six months ended June 30, 2012, total other income increased $230,000 compared to the same period in 2011, primarily as a result of net investment securities gains and losses including other-than-temporary impairment charges. Excluding net investment securities gains and losses, the Corporation recorded other income of $2.1 million for the six months ended June 30, 2012 compared to $1.8 million for the comparable period in 2011, an increase of $347,000 or 19.7 percent. Increases in other income for the six months ended June 30, 2012 were recorded primarily in all other income which increased $162,000 primarily related to the sale of a judgment, $199,000 in loan related fees and $53,000 in annuity and insurance commission, offset by lower service charges of $43,000 and bank owned life insurance income of $24,000.

Other Expense

The following table presents the principal categories of other expense for the periods indicated.

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in thousands)	2012	2011	Increase (Decrease)	Percent Change	2012	2011	Increase (Decrease)	Percent Change
Salaries and employee benefits	$3,055	$2,903	$152	5.2%	$6,173	$5,770	$403	7.0%
Occupancy and equipment	606	667	(61)	(9.1)	1,306	1,533	(227)	(14.8)
FDIC insurance	270	528	(258)	(48.9)	569	1,056	(487)	(46.1)
Professional and consulting	294	245	49	20.0	540	486	54	11.1
Stationery and printing	96	99	(3)	(3.0)	180	200	(20)	(10.0)
Marketing and advertising	56	65	(9)	(13.8)	87	86	1	1.2
Computer expense	362	350	12	3.4	715	689	26	3.8
Other real estate owned, net	22	—	22	—	84	(1)	85	8,500.0
All other	929	900	29	3.2	1,843	1,873	(30)	(1.6)
Total other expense	$5,690	$5,757	$(67)	(1.2)%	$11,497	$11,692	$(195)	(1.7)%

For the three months ended June 30, 2012, total other expense decreased $67,000, or 1.2 percent, from the comparable three months ended June 30, 2011. This was primarily attributable to decreases in occupancy and equipment expenses and FDIC insurance partially offset by increases in salaries and employee benefits expense, professional and consulting expense, computer expense, other real estate owned and all other expense. For the six months ended June 30, 2012, total other expense decreased $195,000, or 1.7 percent from the same period in 2011.

Salaries and employee benefits expense for the quarter ended June 30, 2012 increased $152,000 or 5.2 percent over the comparable period in the prior year. For the six months ended June 30, 2012, salaries and employee benefits expense increased $403,000, or 7.0 percent. These increases were primarily due to additions to staff, merit increases and higher benefit costs. Full-time equivalent staffing levels were 165 at June 30, 2012 and 167 at June 30, 2011.

Occupancy and equipment expense for the quarter ended June 30, 2012 decreased $61,000, or 9.1 percent, from the comparable three-month period in 2011. The decrease for the quarter was primarily attributable to expense reductions pertaining to lower rent expense of $52,000, and reductions of $26,000 in depreciation expense. These decreases were partially offset by an increase of $35,000 in building expense. For the six months ended June 30, 2012, occupancy and equipment expense decreased $227,000, or 14.8 percent from the same period last year. The decrease was primarily attributable to reductions of $130,000 in repair and maintenance, $55,000 in depreciation expense and $54,000 in rent expense. These decreases were partially offset by an increase of $25,000 in real estate taxes due to real estate tax appeal benefit recognized in the first half of 2011.

FDIC insurance expense decreased $258,000, or 48.9 percent, for the three months ended June 30, 2012 compared to the same period in 2011. For the six months ended June 30, 2012, FDIC insurance expense decreased $487,000 compared to the same period in 2011. The decreases were caused by a new assessment formula which resulted in a more favorable rating category for the Corporation.

Professional and consulting expense for the three months ended June 30, 2012 increased $49,000 or 20.0 percent compared to the comparable quarter of 2011. For the six months ended June 30, 2012, professional and consulting expense increased $54,000, or 11.1 percent, from the comparable period in 2011, reflecting higher expenses related to enterprise risk management implementation.

All other expense for the three months ended June 30, 2012 increased $29,000, or 3.2 percent, compared to the same quarter of 2011. For the six months ended June 30, 2012, all other expense decreased $30,000, or 1.6 percent compared to the same period in 2011.

Provision for Income Taxes

For the quarter ended June 30, 2012, the Corporation recorded income tax expense of $2.2 million, compared with $1.9 million of income tax expense for the quarter ended June 30, 2011. The effective tax rates for the quarterly periods ended June 30, 2012 and 2011 were 33.7 percent and 35.0 percent, respectively.

For the six months ended June 30, 2012, income tax expense amounted to $4.4 million compared with $3.6 million of income tax expense for the comparable period in 2011. The effective tax rates for the respective six-month periods ended June 30, 2012 and 2011 were 33.7 percent and 35.6 percent, respectively.

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

At June 30, 2012, the Corporation reflected a positive interest sensitivity gap with an interest sensitivity ratio of 1.89:1.00 at the cumulative one-year position. Based on management’s perception of interest rates remaining low through 2012, emphasis has been, and is expected to continue to be, placed on controlling liability costs while extending the maturities of liabilities in order to insulate the net interest spread from rising interest rates in the future. However, no assurance can be given that this objective will be met.

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

At June 30, 2012, the Parent Corporation had $700,000 in cash and short-term investments compared to $2.0 million at December 31, 2011. Expenses at the Parent Corporation are moderate and management believes that the Parent Corporation presently has adequate liquidity to fund its obligations.

Certain provisions of long-term debt agreements, primarily subordinated debt, prevent the Corporation from creating liens on, disposing of or issuing voting stock of subsidiaries. As of June 30, 2012, the Corporation was in compliance with all covenants and provisions of these agreements.

Deposits

Total deposits increased to $1.17 billion at June 30, 2012 from $1.12 billion at December 31, 2011. Total non interest-bearing deposits increased from $167.2 million at December 31, 2011 to $181.3 million at June 30, 2012, an increase of $14.1 million or 8.4 percent. Interest-bearing demand, savings and time deposits under $100,000 increased to a total of $886.9 million at June 30, 2012 as compared to $816.3 million at December 31, 2011. Time deposits $100,000 and over decreased $31.5 million as compared to year-end 2011 primarily due to an outflow of municipal certificates of deposit. Time deposits $100,000 and over represented 9.1 percent of total deposits at June 30, 2012 compared to 12.3 percent at December 31, 2011.

Core Deposits

The Corporation derives a significant proportion of its liquidity from its core deposit base. Total demand deposits, savings and money market accounts of $1.0 billion at June 30, 2012 increased by $85.2 million, or 9.1 percent, from December 31, 2011. At June 30, 2012, total demand deposits, savings and money market accounts were 86.8 percent of total deposits compared to 83.4 percent at year-end 2011. Alternatively, the Corporation uses a more stringent calculation for the management of its liquidity positions internally, which calculation consists of total demand, savings accounts and money market accounts (excluding money market accounts greater than $100,000 and time deposits) as a percentage of total deposits. This number increased by $84.5 million, or 12.6 percent, from $668.2 million at December 31, 2011 to $752.6 million at June 30, 2012 and represented 64.1 percent of total deposits at June 30, 2012 as compared with 59.6 percent at December 31, 2011.

The Corporation continues to place the main focus of its deposit gathering efforts in the maintenance, development, and expansion of its core deposit base. Management believes that the emphasis on serving the needs of our communities will provide a long term relationship base that will allow the Corporation to efficiently compete for business in its market. The success of this strategy is reflected in the growth of the demand, savings and money market balances during the second quarter of 2012.

The following table depicts the Corporation’s core deposit mix at June 30, 2012 and December 31, 2011 based on the Corporation’s alternative calculation:

	June 30, 2012		December 31, 2011		Dollar Change 2012 vs. 2011
	Amount	Percentage	Amount	Percentage
	(dollars in thousands)
Non interest-bearing demand	$181,282	24.1%	$167,164	25.0%	$14,118
Interest-bearing demand	199,064	26.4	215,523	32.3	(16,459)
Regular savings	105,827	14.1	135,703	20.3	(29,876)
Money market deposits under $100	266,445	35.4	149,760	22.4	116,685
Total core deposits	$752,618	100.0%	$668,150	100.0%	$84,468

Total deposits	$1,174,649		$1,121,415		$53,234
Core deposits to total deposits		64.1%		59.6%

Borrowings

Short-Term Borrowings

Short-term borrowings, which consist primarily of securities sold under agreements to repurchase, Federal Home Loan Bank (“FHLB”) advances and federal funds purchased, generally have maturities of less than one year. The details of these short-term borrowings are presented in the following table.

June 30, 2012
(dollars in thousands)
Average interest rate:
At quarter end	4.75%
For the quarter	1.15%
Average amount outstanding during the quarter	$182
Maximum amount outstanding at any month end in the quarter	$5,125
Amount outstanding at quarter end	$107

Long-Term Borrowings

Long-term borrowings, which consist primarily of FHLB advances and securities sold under agreements to repurchase, totaled $161.0 million at June 30, 2012 and December 31, 2011, and mature within one to eight years. The FHLB advances are secured by pledges of certain collateral, including but not limited to U.S. government and agency mortgage-backed securities and a blanket assignment of qualifying first lien mortgage loans, consisting of both residential mortgages and commercial real estate loans. At June 30, 2012, FHLB advances and securities sold under agreements to repurchase had weighted average interest rates of 3.46 percent and 5.31 percent, respectively.

Subordinated Debentures

On December 19, 2003, Center Bancorp Statutory Trust II, a statutory business trust and wholly-owned subsidiary of Center Bancorp, Inc., issued $5.0 million of MMCapS capital securities to investors due on January 23, 2034. The trust loaned the proceeds of this offering to the Corporation and received in exchange $5.2 million of the Parent Corporation’s subordinated debentures. The subordinated debentures are redeemable in whole or part. The floating interest rate on the subordinated debentures is three-month LIBOR plus 2.85 percent and reprices quarterly. The rate at June 30, 2012 was 3.32 percent. The capital securities qualify as Tier 1 capital for regulatory capital purposes.

Cash Flows

The Consolidated Statements of Cash Flows present the changes in cash and cash equivalents resulting from the Corporation’s operating, investing and financing activities. During the six months ended June 30, 2012, cash and cash equivalents decreased by $25.4 million over the balance at December 31, 2011. Net cash of $8.6 million was provided by operating activities, primarily, net income as adjusted to net cash. Net income of $8.6 million was adjusted principally by net gains on sales of investment securities of $1.5 million, a decrease in prepaid FDIC insurance assessments of $534,000, an increase in other assets of $2.5 million and an increase in other liabilities of $923,000. Net cash used in investing activities amounted to approximately $86.3 million, primarily reflecting a net increase in loans of $51.4 million and a net increase in investment securities of $34.9 million. Net cash of $52.3 million was provided by financing activities, primarily from the increase in deposits of $53.2 million offset in part by the funding of dividends.

Stockholders’ Equity

Total stockholders’ equity amounted to $148.0 million, or 9.86 percent of total assets, at June 30, 2012, compared to $135.9 million or 9.49 percent of total assets at December 31, 2011. Book value per common share was $8.36 at June 30, 2012, compared to $7.63 at December 31, 2011. Tangible book value (i.e., total stockholders’ equity less preferred stock, goodwill and other intangible assets) per common share was $7.33 at June 30, 2012, compared to $6.60 at December 31, 2011.

Tangible book value per share is a non-GAAP financial measure and represents tangible stockholders’ equity (or tangible book value) calculated on a per common share basis. The Corporation believes that a disclosure of tangible book value per share may be helpful for those investors who seek to evaluate the Corporation’s book value per share without giving effect to goodwill and other intangible assets. The following table presents a reconciliation of total book value per share to tangible book value per share as of June 30, 2012 and December 31, 2011.

	June 30, 2012	December 31, 2011
	(in thousands, except for share data)
Stockholders’ equity	$147,983	$135,916
Less: Preferred stock	11,250	11,250
Less: Goodwill and other intangible assets	16,804	16,902
Tangible common stockholders’ equity	$119,929	$107,764
Book value per common share	$8.36	$7.63
Less: Goodwill and other intangible assets	1.03	1.03
Tangible book value per common share	$7.33	$6.60

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

During the three and six months ended June 30, 2012, the Corporation had no purchases of common stock associated with its stock buyback programs. At June 30, 2012, there were 652,868 shares available for repurchase under the Corporation’s stock buyback programs.

Regulatory Capital and Capital Adequacy

The maintenance of a solid capital foundation is a primary goal for the Corporation. Accordingly, capital plans and dividend policies are monitored on an ongoing basis. The Corporation’s objective with respect to the capital planning process is to effectively balance the retention of capital to support future growth with the goal of providing stockholders with an attractive long-term return on their investment.

The Corporation and the Bank are subject to regulatory guidelines establishing minimum capital standards that involve quantitative measures of assets, and certain off-balance sheet items, as risk-adjusted assets under regulatory accounting practices.

The following is a summary of regulatory capital amounts and ratios as of June 30, 2012 for the Corporation and the Bank, compared with minimum capital adequacy requirements and the regulatory requirements for classification as a well-capitalized depository institution.

	Center Bancorp, Inc.		For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Provisions
At June 30, 2012	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
Tier 1 leverage capital	$136,660	9.23%	$59,224	4.00%	N/A	N/A
Tier 1 risk-based capital	136,660	11.75%	46,523	4.00%	N/A	N/A
Total risk-based capital	147,066	12.64%	93,080	8.00%	N/A	N/A

	Union Center National Bank		For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Provisions
At June 30, 2012	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
Tier 1 leverage capital	$136,049	9.19%	$59,216	4.00%	$74,020	5.00%
Tier 1 risk-based capital	136,049	11.70%	46,512	4.00%	69,769	6.00%
Total risk-based capital	146,455	12.60%	92,987	8.00%	116,234	10.00%

N/A — not applicable

The Office of the Comptroller of the Currency (“OCC”) had established higher minimum capital ratios for the Bank effective as of December 31, 2009; however, those higher capital ratios were removed during the second quarter of 2012. As of June 30, 2012, management believes that each of the Bank and the Corporation meet all capital adequacy requirements to which they are subject.

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

Based on the results of the interest simulation model as of June 30, 2012, and assuming that management does not take action to alter the outcome, the Corporation would expect an increase of 1.37 percent in net interest income if interest rates increased by 200 basis points from current rates in a gradual and parallel rate ramp over a twelve month period. These results and other analyses indicate to management that the Corporation’s net interest income is presently minimally sensitive to rising interest rates.

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

Equity Price Risk

The Corporation is exposed to equity price risk inherent in its portfolio of publicly traded equity securities, which had an estimated fair value of approximately $11.9 million and $6.1 million at June 30, 2012 and December 31, 2011, respectively. We monitor equity investment holdings for impairment on a quarterly basis. In the event that the carrying value of the equity investment exceeds its fair value, and the decline in value is determined to be to be other than temporary, the carrying value is reduced to its current fair value by recording a charge to current operations. For the three and six months ended June 30, 2012 and 2011, the Corporation recorded no other-than-temporary impairment charges on its equity security holdings.

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

CENTER BANCORP, INC.
(Registrant)

By: /s/ Anthony C. Weagley Anthony C. Weagley President and Chief Executive Officer Date: August 8, 2012	By: /s/ Vincent N. Tozzi Vincent N. Tozzi Vice President, Treasurer and Chief Financial Officer Date: August 8, 2012