Form 10-Q
period 2012-09-30
CENTER BANCORP INC
filed 2012-11-15
CIK 712771

UNITED STATES OF AMERICA
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2012

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, no par value:	16,347,088 shares
(Title of Class)	(Outstanding as of October 31, 2012)

i

PART I — FINANCIAL INFORMATION

The following unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and, accordingly, do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2012, or for any other interim period. The Center Bancorp, Inc. 2011 Annual Report on Form 10-K, should be read in conjunction with these financial statements.

Item 1. Financial Statements

CENTER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CONDITION
(Unaudited)

(in thousands, except for share and per share data)	September 30, 2012	December 31, 2011
ASSETS
Cash and due from banks	$100,106	$111,101
Interest bearing deposits with banks	2,002	—
Total cash and cash equivalents	102,108	111,101
Investment securities:
Available for sale	509,605	414,507
Held to maturity (fair value of $60,946 and $74,922)	56,503	72,233
Loans	871,053	756,010
Less: Allowance for loan losses	10,240	9,602
Net loans	860,813	746,408
Restricted investment in bank stocks, at cost	8,964	9,233
Premises and equipment, net	13,564	12,327
Accrued interest receivable	6,428	6,219
Bank-owned life insurance	29,679	28,943
Goodwill and other intangible assets	16,868	16,902
Prepaid FDIC assessments	1,107	1,884
Other real estate owned	—	591
Other assets	6,440	12,390
Total assets	$1,612,079	$1,432,738
LIABILITIES
Deposits:
Non-interest bearing	$192,321	$167,164
Interest-bearing:
Time deposits $100 and over	114,416	137,998
Interest-bearing transaction, savings and time deposits less than $100	986,276	816,253
Total deposits	1,293,013	1,121,415
Short-term borrowings	50	—
Long-term borrowings	146,000	161,000
Subordinated debentures	5,155	5,155
Accounts payable and accrued liabilities	10,676	9,252
Total liabilities	1,454,894	1,296,822
STOCKHOLDERS’ EQUITY
Preferred stock, $1,000 liquidation value per share, authorized 5,000,000 shares; issued and outstanding 11,250 shares of Series B preferred stock at September 30, 2012 and December 31, 2011	11,250	11,250
Common stock, no par value, authorized 25,000,000 shares; issued 18,477,412 shares at September 30, 2012 and December 31, 2011; outstanding 16,347,088 shares at September 30, 2012 and 16,332,327 shares at December 31, 2011	110,056	110,056
Additional paid-in capital	4,754	4,715
Retained earnings	43,186	32,695
Treasury stock, at cost (2,130,324 common shares at September 30, 2012 and 2,145,085 common shares at December 31, 2011)	(17,234)	(17,354)
Accumulated other comprehensive income (loss)	5,173	(5,446)
Total stockholders’ equity	157,185	135,916
Total liabilities and stockholders’ equity	$1,612,079	$1,432,738

See accompanying notes to unaudited consolidated financial statements.

CENTER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except for share and per share data)	2012	2011	2012	2011
Interest income
Interest and fees on loans	$10,039	$8,956	$28,838	$27,123
Interest and dividends on investment securities:
Taxable	3,047	3,273	9,247	10,079
Tax-exempt	892	544	2,491	983
Dividends	137	146	426	479
Interest on federal funds sold and other short-term investment	3	—	7	—
Total interest income	14,118	12,919	41,009	38,664
Interest expense
Interest on certificates of deposit $100 or more	203	332	637	945
Interest on other deposits	1,124	1,059	3,406	3,133
Interest on borrowings	1,608	1,678	4,892	4,998
Total interest expense	2,935	3,069	8,935	9,076
Net interest income	11,183	9,850	32,074	29,588
Provision for loan losses	225	1,020	225	2,148
Net interest income after provision for loan losses	10,958	8,830	31,849	27,440
Other income
Service charges, commissions and fees	459	505	1,326	1,415
Annuities and insurance commissions	45	42	137	81
Bank-owned life insurance	239	259	736	780
Loan related fees	173	203	604	435
Bargain gain on acquisition	899	—	899	—
Other	57	24	279	84
Other-than-temporary impairment losses on investment securities	(134)	(66)	(332)	(303)
Net other-than-temporary impairment losses on investment securities	(134)	(66)	(332)	(303)
Net gains on sale of investment securities	897	1,316	2,545	3,120
Net investment securities gains	763	1,250	2,213	2,817
Total other income	2,635	2,283	6,194	5,612
Other expense
Salaries and employee benefits	3,193	2,848	9,366	8,618
Occupancy and equipment	739	713	2,045	2,246
FDIC insurance	292	328	861	1,384
Professional and consulting	277	319	817	805
Stationery and printing	69	73	249	273
Marketing and advertising	64	30	151	116
Computer expense	366	300	1,081	989
Other real estate owned, net	65	—	149	(1)
Repurchase agreement prepayment and termination fees	1,012	—	1,012	—
Acquisition cost	472	—	472	—
All other	958	918	2,801	2,791
Total other expense	7,507	5,529	19,004	17,221
Income before income tax expense	6,086	5,584	19,039	15,831
Income tax expense	1,632	1,882	6,001	5,527
Net Income	4,454	3,702	13,038	10,304
Preferred stock dividends and accretion	28	145	253	436
Net income available to common stockholders	$4,426	$3,557	$12,785	$9,868
Earnings per common share
Basic	$0.27	$0.22	$0.78	$0.61
Diluted	$0.27	$0.22	$0.78	$0.61
Weighted Average Common Shares Outstanding
Basic	16,347,088	16,290,700	16,337,724	16,290,598
Diluted	16,362,635	16,313,366	16,346,739	16,310,557
Dividend paid per common share	$0.055	$0.030	$0.115	$0.090

See accompanying notes to unaudited consolidated financial statements.

CENTER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2012	2011	2012	2011
Net income	$4,454	$3,702	$13,038	$10,304
Other comprehensive income (loss), net of tax:
Unrealized gains and losses on securities available-for-sale
Unrealized holding gains arising during the period	6,223	225	12,132	4,862
Reclassification adjustment on OTTI losses included in income	96	44	227	197
Reclassification adjustment for net gains arising during the period	(651)	(869)	(1,743)	(2,031)
Unrealized holding losses/gains on securities transferred from available-for-sale to held-to-maturity securities	—	(31)	—	181
Amortization of unrealized holding gains on securities transferred from available-for-sale to held-to-maturity securities	(1)	(9)	3	(14)
Net unrealized gains (losses) on investment securities	5,667	(640)	10,619	3,195
Change in minimum pension liability	—	—	—	(85)
Total other comprehensive income (loss) (see Note 6)	5,667	(640)	10,619	3,110
Total comprehensive income	$10,121	$3,062	$23,657	$13,414

See accompanying notes to unaudited consolidated financial statements.

CENTER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

(in thousands, except for share and per share data)	Preferred Stock	Common Stock	Additional Paid In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance as of December 31, 2010	$9,700	$110,056	$4,941	$21,633	$(17,698)	$(7,675)	$120,957
Net income				10,304			10,304
Other comprehensive income, net of tax						3,110	3,110
Accretion of discount on preferred stock	62			(62)			—
Redemption of preferred stock series A	(10,000)						(10,000)
Proceeds from issuance of series B preferred stock	11,250						11,250
Accrual of dividend on series B preferred stock				(23)			(23)
Issuance cost of common stock				(4)			(4)
Cash dividend on series A preferred stock				(354)			(354)
Cash dividends declared on common stock ($0.09 per share)				(1,466)			(1,466)
Stock issued for options exercise (868 shares)					7		7
Stock-based compensation expense			27				27
Balance as of September 30, 2011	$11,012	$110,056	$4,968	$30,028	$(17,691)	$(4,565)	$133,808
Balance as of December 31, 2011	$11,250	$110,056	$4,715	$32,695	$(17,354)	$(5,446)	$135,916
Net income				13,038			13,038
Other comprehensive income, net of tax						10,619	10,619
Dividend on series B preferred stock				(253)			(253)
Issuance cost of common stock				(6)			(6)
Cash dividends declared on common stock ($0.14 per share)				(2,288)			(2,288)
Stock issued for options exercise (14,761 shares)			12		120		132
Stock-based compensation expense			27				27
Balance as of September 30, 2012	$11,250	$110,056	$4,754	$43,186	$(17,234)	$5,173	$157,185

See accompanying notes to unaudited consolidated financial statements.

CENTER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2012	2011
Cash flows from operating activities:
Net income	$13,038	$10,304
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of premiums and accretion of discounts on investment securities, net	3,539	2,983
Depreciation and amortization	656	725
Stock-based compensation	27	27
Provision for loan losses	225	2,148
Provision for deferred taxes	—	249
Net other-than-temporary impairment losses on investment securities	332	303
Net loss on sale of other real estate owned	9	—
Gains on sales of investment securities, net	(2,545)	(3,120)
Loans originated for resale	(14,578)	(7,589)
Proceeds from sale of loans held for sale	14,871	7,541
Gains on sale of loans held for sale	(313)	(152)
Decrease (increase) in accrued interest receivable	180	(1,482)
Decrease in prepaid FDIC insurance assessments	777	1,534
Increase in cash surrender value of bank-owned life insurance	(736)	(780)
Increase in other assets	(2,005)	(3,104)
Increase in other liabilities	890	5,492
Net cash provided by operating activities	14,367	15,079
Cash flows from investing activities:
Investment securities available-for-sale:
Purchases	(184,562)	(341,429)
Sales	114,583	236,388
Maturities, calls and principal repayments	28,324	35,979
Investment securities held-to-maturity:
Purchases	(7,407)	(5,843)
Maturities and principal repayments	22,685	2,375
Net redemption of restricted investment in bank stocks	319	402
Net increase in loans	(62,418)	(14,443)
Purchases of premises and equipment	(596)	(130)
Proceeds from sale of other real estate owned	500	—
Cash and cash equivalent acquired in acquisition	6,195	—
Cash consideration paid in acquisition	(10,251)	—
Net cash used in investing activities	(92,628)	(86,701)
Cash flows from financing activities:
Net increase in deposits	86,362	199,690
Net increase (decrease) in short-term borrowings	50	(41,855)
Repayments of long-term borrowings	(15,000)	(10,000)
Cash dividends on preferred stock	(391)	(417)
Cash dividends on common stock	(1,879)	(1,466)
Proceeds from issuance of SBLF preferred stock	—	11,250
Redemption of preferred stock	—	(10,000)
Issuance cost of common stock	(6)	(4)
Proceeds from exercise of stock options	132	7
Net cash provided by financing activities	69,268	147,205
Net change in cash and cash equivalents	(8,993)	75,583
Cash and cash equivalents at beginning of period	111,101	37,497
Cash and cash equivalents at end of period	$102,108	$113,080
Supplemental disclosures of cash flow information:
Cash payments for:
Interest paid on deposits and borrowings	$9,028	$9,192
Income taxes	$5,507	$3,529

See accompanying notes to unaudited consolidated financial statements.

CENTER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS – (continued)
(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2012	2011
Supplemental disclosures of non-cash investing activities:
Trade date accounting settlements for investments, net	$—	$2,999
Transfer from investment securities available-for-sale to investment securities held-to-maturity	$—	$66,833
Business combinations:
Non-cash assets acquired:
Investment securities available-for-sale	$37,143	$—
Loans	52,192	—
Premises and equipment, net	1,262	—
Accrued interest receivable	389	—
Total non-cash assets acquired	$90,986	$—
Liabilities assumed:
Deposits	$85,236	$—
Other liabilities	795	—
Total liabilities assumed	$86,031	$—
Net non-cash assets acquired	$4,056	$—
Bargain gain on acquisition	$899	$—
Net cash and cash equivalents acquired	$6,195	$—
Cash consideration paid in acquisition	$10,251	$—

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

Super storm Sandy made landfall along the coast of New York and New Jersey metropolitan area on October 30, 2012, and significantly impacted the region, including the primary operating areas of the Corporation. Although none of the Corporation’s facilities were damaged as a result of the storm, we are currently assessing the impact, if any, of the storm on our borrowers’ ability to repay their loans and whether the storm had any adverse impact on collateral values. On most collateral dependent loans, our exposure is limited due to the existence of flood and property insurance. While we do not anticipate lost revenue from the storm to materially impact our results for the fourth quarter of 2012 or for subsequent periods, we can make no assurances that the economic impact on our customers and the local communities we serve will not have a material adverse effect on future earnings.

The consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”).

Note 2. Earnings per Common Share

Basic earnings per common share (“EPS”) is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding. Diluted EPS includes any additional common shares as if all potentially dilutive common shares were issued (e.g., stock options). The Corporation’s weighted average common shares outstanding for diluted EPS include the effect of stock options and warrants outstanding using the Treasury Stock Method, which are not included in the calculation of basic EPS. Anti-dilutive stock option shares outstanding were 20,838 and 75,208, respectively, for the three and nine months ended September 30, 2012 and 79,343 for the three and nine months ended September 30, 2011.

Earnings per common share have been computed based on the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2012	2011	2012	2011
Net income	$4,454	$3,702	$13,038	$10,304
Preferred stock dividends and accretion	28	145	253	436
Net income available to common shareholders	$4,426	$3,557	$12,785	$9,868
Basic weighted average common shares outstanding	16,347	16,291	16,338	16,291
Plus: effect of dilutive options and warrants	16	22	9	20
Diluted weighted average common shares outstanding	16,363	16,313	16,347	16,311
Earnings per common share:
Basic	$0.27	$0.22	$0.78	$0.61
Diluted	$0.27	$0.22	$0.78	$0.61

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3. Stock-Based Compensation

The Corporation maintains two stock-based compensation plans from which new grants could be issued. The Corporation’s stock based compensation plans permit Parent Corporation common stock to be issued to key employees and directors of the Corporation and its subsidiaries. The options granted under the plans are intended to be either incentive stock options or non-qualified options. Under the 2009 Equity Incentive Plan, a total of 394,417 shares are available for grant and issuance as of September 30, 2012. Under the 2003 Non-Employee Director Stock Option Plan, a total of 403,219 shares remain available for grant and issuance under the plan as of September 30, 2012. Such shares may be treasury shares, newly issued shares or a combination thereof.

Options have been granted to purchase common stock principally at the fair market value of the stock at the date of grant. Options are exercisable over a three year vesting period starting one year after the date of grant and generally expire ten years from the date of grant.

Stock-based compensation expense for share-based payment awards is based on the grant date fair value estimated in accordance with the provisions of FASB ASC 718-10-10 “Stock Based Compensation”. The Corporation recognizes these compensation costs net of a forfeiture rate and recognizes the compensation costs for only those shares expected to vest on a straight-line basis over the requisite service period of the award, which is generally the option vesting term of 3 years. The Corporation estimated the forfeiture rate based on its historical experience during the preceding seven fiscal years.

For the nine months ended September 30, 2012, the Corporation’s income before income taxes and net income were reduced by $27,000 and $16,000, respectively, as a result of the compensation expense related to stock options. For the nine months ended September 30, 2011, the Corporation’s income before income taxes and net income were reduced by $27,000 and $16,000, respectively, as a result of the compensation expense related to stock options.

Under the principal option plans, the Corporation may also grant stock awards to certain employees. Stock awards are independent of option grants and are generally subject to forfeiture if employment terminates prior to the release of any applicable restrictions. Unless fully vested at the time of grant, such awards generally vest within 30 days to five years from the date of grant. During that period, ownership of the shares cannot be transferred. Restricted stock and stock awards that are fully vested at the time of grant have the same cash dividend and voting rights as other common stock and are considered to be currently issued and outstanding. The Corporation expenses the cost of stock awards, which is determined to be the fair market value of the shares at the date of grant, ratably over the period during which any restrictions lapse. There were no restricted stock awards outstanding at September 30, 2012 and September 30, 2011.

There were 27,784 and 30,564 shares of common stock underlying options that were granted during the nine months ended September 30, 2012 and 2011, respectively. The fair value of share-based payment awards was estimated using the Black-Scholes option pricing model with the following assumptions and weighted average fair values at the time the grants were awarded:

	Nine Months Ended September 30,
	2012	2011
Weighted average fair value of grants	$2.03	$1.89
Risk-free interest rate	2.03%	2.19%
Dividend yield	1.24%	1.32%
Expected volatility	22.04%	22.25%
Expected life in months	68	65

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3. Stock-Based Compensation  – (continued)

Activity under the principal option plans as of September 30, 2012 and changes during the nine months ended September 30, 2012 were as follows:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2011	171,378	$10.01
Granted	27,784	9.64
Exercised	14,761	8.89
Outstanding at September 30, 2012	184,401	10.04	6.22	$392,575
Exercisable at September 30, 2012	115,813	$10.61	4.91	$197,764

The aggregate intrinsic value of options above represents the total pre-tax intrinsic value (the difference between the Corporation’s closing stock price on the last trading day of the third quarter of 2012 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2012. This amount changes based on the fair value of the Corporation’s stock.

As of September 30, 2012, there was approximately $107,000 of total unrecognized compensation expense relating to unvested stock options. These costs are expected to be recognized over a weighted average period of 1.58 years.

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

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income.” The provisions of ASU No. 2011-05 allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. The statement(s) are required to be presented with equal prominence as the other primary financial statements. ASU No. 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity but does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The provisions of ASU No. 2011-05 are effective for the Corporation’s interim reporting period beginning on or after December 15, 2011, with retrospective application required. The adoption of ASU No. 2011-05 resulted in presentation changes to the Corporation’s statements of income and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4. Recent Accounting Pronouncements  – (continued)

the addition of a statement of comprehensive income. The adoption of ASU No. 2011-05 had no impact on the Corporation’s statements of condition.

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

Note 5. Business Combinations

On August 1, 2012, Union Center National Bank (the “Bank”) assumed all of the deposits and certain other liabilities and acquired certain assets of Saddle River Valley Bank, a New Jersey State-chartered bank, pursuant to the terms of the Purchase and Assumption Agreement, dated as of February 1, 2012, among the Bank, Saddle River Valley Bank and Saddle River Valley Bancorp. This purchase and assumption was in keeping with the Bank’s strategy to expand its base of operations into Northern New Jersey.

The Bank assumed approximately $85.2 million in deposits and acquired approximately $89.3 million in loans and securities from Saddle River Valley Bank. The bank paid total consideration of $10.3 million in cash. Acquisition costs, totaling $472,000 for the three and nine months ended September 30, 2012 are reported on the consolidated statements of income.

The following table sets forth assets acquired and liabilities assumed at their estimated fair values, and resulting Bargain gain on acquisition, as of closing date of the transaction:

August 1, 2012
(in thousands)
Assets acquired:
Cash and cash equivalents	$6,195
Investment securities available-for-sale	37,143
Loans	52,192
Premises and equipment, net	1,262
Accrued interest receivable	389
Total assets acquired	$97,181
Liabilities assumed:
Deposits:	$85,236
Other liabilities	795
Total liabilities assumed	$86,031
Net assets acquired	$11,150
Cash consideration paid in acquisition	$10,251
Bargain gain on acquisition	$899

The fair value estimates are subject to change for up to one year after closing date of the transaction if additional information relative to closing date fair values becomes available. As the Bank continues to analyze the acquired assets and liabilities, there may be adjustments to the recorded carrying values.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5. Business Combinations  – (continued)

Fair Value of Measurement of Assets Acquired and Liabilities Assumed

Described below are the methods used to determine the fair values of the significant assets acquired and liabilities assumed in the acquisition.

Cash and cash equivalents. The estimated fair values of cash and cash equivalents approximate their stated face amounts.

Investment securities available-for-sale. The estimated fair values of the investment securities available for sale were calculated utilizing Level 2 inputs. The prices for these instruments are obtained through an independent pricing service and are derived from market quotations and matrix pricing. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things. Management reviewed the data and assumptions used in pricing the securities by its third party provider to ensure the highest level of significant inputs are derived from market observable data.

Loans. A discounted cash flow of each individual loan was calculated. The discounted cash flows, at an account level, were then aggregated together by category type to determine the mark-to-market value of each loan type. The market values of all loan categories were added together to determine the total market value of the loan portfolio. The price of the portfolio is then determined by dividing the market value of the portfolio by the purchased face value of the portfolio. The discount rate utilized for the discounted cash flow of each loan category was based upon Bankrate and a survey of three local market competitors and the Bank’s offerings.

Deposits. The discount rate utilized for the discounted cash flow of each time deposit category was calculated based upon the market interest rate for the term nearest to the weighted average remaining maturity for each time deposit category. The time deposit market interest rate was derived from a Financial Market Focus Report for New Jersey as of August 1, 2012.

Accrued interest receivable. The carrying amounts of accrued interest approximate fair value based on the asset with which the accrual is associated.

Other liabilities. The estimated fair values of other liabilities approximate their stated face amounts.

In accordance with GAAP, there was no carryover of the allowance for loan losses that had been previously recorded by Saddle River.

In connection with the Saddle River asset/liability purchase and assumption, the Corporation recorded a net deferred income tax liability of $620,000 related to the tax attributes of the transaction.

The following table presents actual operating results attributable to Saddle River since the August 1, 2012 assumption date through September 30, 2012. This information does not include purchase accounting adjustments or acquisition integration costs.

SRVB Financial August 1, 2012 to September 30, 2012
(in thousands)
Net interest income	$401
Non-interest income	8
Non-interest expense and income taxes	(282)
Net income	$127

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5. Business Combinations  – (continued)

The Corporation has not provided pro forma information for the nine month periods ended September 30, 2012 and 2011 as if the asset/liability purchase and assumption of Saddle River had occurred as of both January 1, 2011 and 2012 as there is no consistent level base for objective comparison as product balances declined on a steady basis from the agreement date to assumption date and the closing date and accordingly such disclosures are considered impractical as the application of those disclosures would require a significant estimate of amounts, and it is impossible to distinguish objective information about those estimates that both provide evidence of circumstances that existed at the reporting dates, and would have been available when the financial statements for the prior periods were issued. The Company will continue to evaluate information, and provide the required disclosures in future filings if deemed practical.

Certain loans, for which specific credit-related deterioration was identified, are recorded at fair value, reflecting the present value of the amounts expected to be collected. Income recognition on these loans is based on a reasonable expectation of the timing and amount of cash flows to be collected. The timing of the sale of loan collateral was estimated for acquired loans deemed impaired and considered collateral dependent. For these collateral dependent impaired loans, the excess of the future expected cash flow over the present value of the future expected cash flow represents the accretable yield, which will be accreted into interest income over the estimated liquidation period using the effective interest method. The following table details the loans that are accounted for in accordance with FASB ASC 310-30 as of August 1, 2012:

(in thousands)
Contractually required principal and interest at acquisition	$2,101
Contractual cash flows not expected to be collected (nonaccretable difference)	(982)
Expected cash flows at acquisition	1,119
Interest component of expected cash flows (accretable discount)	(161)
Fair value of acquired loans accounted for under FASB ASC 310-30	$958

Acquired loans not subject to the requirements of FASB ASC 310-30 are recorded at fair value. The fair value mark on each of these loans will be accreted into interest income over the remaining life of the loan. The following table details loans that are not accounted for in accordance with FASB ASC 310-30 as of August 1, 2012:

(in thousands)
Contractually required principal and interest at acquisition	$50,917
Contractual cash flows not expected to be collected (credit mark)	(807)
Expected cash flows at acquisition	50,110
Interest rate premium mark	1,313
Fair value of acquired loans not accounted for under FASB ASC 310-30	$51,423

Note 6. Comprehensive Income

Total comprehensive income includes all changes in equity during a period arising from transactions and other events and circumstances from non-owner sources. The Corporation’s other comprehensive income is comprised of unrealized holding gains and losses on investment securities available-for-sale, and actuarial losses of defined benefit plans, net of taxes.

Disclosure of comprehensive income for the nine months ended September 30, 2012, and 2011 is presented in the Consolidated Statements of Comprehensive Income. The table below provides a reconciliation of the components of other comprehensive income to the data provided in the Consolidated Statements of Comprehensive Income.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6. Comprehensive Income  – (continued)

The components of other comprehensive income, net of tax, were as follows for the periods indicated:

	Nine Months Ended September 30,
	2012	2011
	(in thousands)
Unrealized holding gains on available-for-sale securities	$19,391	$8,051
Tax effect	(7,259)	(3,189)
Net of tax amount	12,132	4,862
Reclassification adjustment of OTTI losses included in income	332	303
Tax effect	(105)	(106)
Net of tax amount	227	197
Reclassification adjustment for net gains arising during this period	(2,545)	(3,120)
Tax effect	802	1,089
Net of tax amount	(1,743)	(2,031)
Unrealized holding gains on securities transferred from available-for-sale to held-to-maturity	—	291
Tax effect	—	(110)
Net of tax amount	—	181
Amortization of unrealized holding gains on securities transferred from available-for-sale to held-to-maturity	4	(24)
Tax effect	(1)	10
Net of tax amount	3	(14)
Change in minimum pension liability	—	(142)
Tax effect	—	57
Net of tax amount	—	(85)
Other comprehensive income, net of tax	$10,619	$3,110

Accumulated other comprehensive income (loss) at September 30, 2012 and December 31, 2011 consisted of the following:

	September 30, 2012	December 31, 2011
	(in thousands)
Investment securities available-for-sale, net of tax	$8,420	$(2,196)
Unamortized component of securities transferred from available-for-sale to held-to-maturity, net of tax	166	163
Defined benefit pension and post-retirement plans, net of tax	(3,413)	(3,413)
Total accumulated other comprehensive income (loss)	$5,173	$(5,446)

Note 7. Investment Securities

The Corporation’s investment securities are classified as available-for-sale and held-to-maturity at September 30, 2012 and December 31, 2011. Investment securities available-for-sale are reported at fair value with unrealized gains or losses included in equity, net of tax. Accordingly, the carrying value of such securities reflects their fair value at the balance sheet date. Fair value is based upon either quoted market prices, or in certain cases where there is limited activity in the market for a particular instrument, assumptions are made to determine their fair value. See Note 8 of the Notes to Consolidated Financial Statements for a further discussion.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7. Investment Securities  – (continued)

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

The following tables present information related to the Corporation’s investment securities at September 30, 2012 and December 31, 2011.

	September 30, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Investment Securities Available-for-Sale:
U.S. Treasury and agency securities	$20,571	$111	$(50)	$20,632
Federal agency obligations	27,928	514	(4)	28,438
Residential mortgage-backed securities	57,695	1,804	—	59,499
Commercial mortgage-backed securities	9,734	267	—	10,001
Obligations of U.S. states and political subdivisions	91,037	5,222	(7)	96,252
Trust preferred securities	18,113	118	(1,492)	16,739
Corporate bonds and notes	228,865	8,262	(412)	236,715
Asset-backed securities	19,609	253	—	19,862
Collateralized mortgage obligations	2,673	—	(736)	1,937
Certificates of deposit	3,005	28	(6)	3,027
Equity securities	635	7	(186)	456
Other securities	15,994	68	(15)	16,047
Total	$495,859	$16,654	$(2,908)	$509,605
Investment Securities Held-to-Maturity:
Federal agency obligations	$11,663	$80	$—	$11,743
Commercial mortgage-backed securities	5,598	179	(9)	5,768
Obligations of U.S. states and political subdivisions	39,242	4,193	—	43,435
Total	$56,503	$4,452	$(9)	$60,946
Total investment securities	$552,362	$21,106	$(2,917)	$570,551

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7. Investment Securities  – (continued)

	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Investment Securities Available-for-Sale:
Federal agency obligations	$24,781	$188	$—	$24,969
Residential mortgage-backed securities	113,213	2,157	(6)	115,364
Obligations of U.S. states and political subdivisions	66,309	2,900	(36)	69,173
Trust preferred securities	20,567	14	(4,394)	16,187
Corporate bonds and notes	175,812	1,382	(4,077)	173,117
Collateralized mortgage obligations	3,226	—	(1,327)	1,899
Asset-backed securities	7,614	52	(13)	7,653
Equity securities	535	—	(273)	262
Other securities	5,882	21	(20)	5,883
Total	$417,939	$6,714	$(10,146)	$414,507
Investment Securities Held-to-Maturity:
Federal agency obligations	$28,262	$177	$(34)	$28,405
Commercial mortgage-backed securities	6,276	—	(69)	6,207
Obligations of U.S. states and political subdivisions	37,695	2,615	—	40,310
Total	$72,233	$2,792	$(103)	$74,922
Total investment securities	$490,172	$9,506	$(10,249)	$489,429

The following table presents information for investment securities available-for-sale at September 30, 2012, based on scheduled maturities. Actual maturities can be expected to differ from scheduled maturities due to prepayment or early call options of the issuer.

	September 30, 2012
	Amortized Cost	Fair Value
	(in thousands)
Investment Securities Available-for-Sale:
Due in one year or less	$22,762	$22,775
Due after one year through five years	108,756	111,597
Due after five years through ten years	138,074	143,806
Due after ten years	142,209	145,424
Residential mortgage-backed securities	57,695	59,499
Commercial mortgage-backed securities	9,734	10,001
Equity securities	635	456
Other securities	15,994	16,047
Total	$495,859	$509,605
Investment Securities Held-to-Maturity:
Due after five years through ten years	$6,741	$6,971
Due after ten years	44,164	48,207
Commercial mortgage-backed securities	5,598	5,768
Total	$56,503	$60,946
Total investment securities	$552,362	$570,551

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7. Investment Securities  – (continued)

During the nine months ended September 30, 2011, the Corporation reclassified at fair value approximately $66.8 million in available-for-sale investment securities to the held-to-maturity category. The related after-tax gains of approximately $166,000 remained in accumulated other comprehensive income and will be amortized over the remaining life of the securities as an adjustment of yield, offsetting the related amortization of the premium or accretion of the discount on the transferred securities. No gains or losses were recognized at the time of reclassification. Management considers the held-to-maturity classification of these investment securities to be appropriate as the Corporation has the positive intent and ability to hold these securities to maturity.

For the nine months ended September 30, 2012, proceeds of available for sale investment securities sold amounted to approximately $114.6 million. Gross realized gains on investment securities sold amounted to approximately $2.5 million, while gross realized losses amounted to approximately $332,000, which were impairment charges, for the period. For the nine months ended September 30, 2011, proceeds of investment securities sold amounted to approximately $236.4 million. Gross realized gains on investment securities sold amounted to approximately $3.2 million, while gross realized losses, which included impairment charges of $303,000, amounted to approximately $372,000 for the period.

Gross gains and losses from the sales of investment securities for the three and nine month periods ended September 30, 2012 and 2011 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2012	2011	2012	2011
Gross gains on sales of investment securities	$897	$1,316	$2,545	$3,189
Gross losses on sales of investment securities	—	—	—	69
Net gains on sales of investment securities	$897	$1,316	$2,545	$3,120

The following summarizes OTTI charges for the periods indicated.

	Nine Months Ended September 30,
	2012	2011
	(in thousands)
Other than temporary impairment charges	$60	$18
Principal losses on a variable rate CMO	272	285
Total other-than-temporary impairment charges	$332	$303

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

Note 7. Investment Securities  – (continued)

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

The following table presents detailed information for each trust preferred security held by the Corporation at September 30, 2012 which has at least one rating below investment grade.

Deal Name	Single Issuer or Pooled	Class/ Tranche	Amortized Cost	Fair Value	Gross Unrealized Gain (Loss)	Lowest Credit Rating Assigned	Number of Banks Currently Performing		Deferrals and Defaults as % of Original Collateral	Expected Deferral/Defaults as % of Remaining Performing Collateral
	(dollars in thousands)
Countrywide Capital IV	Single	—	$1,770	$1,780	$10	BB+	1		None	None
Countrywide Capital V	Single	—	2,747	2,773	26	BB+	1		None	None
Countrywide Capital V	Single	—	250	252	2	BB+	1		None	None
NPB Capital Trust II	Single	—	868	896	28	NR	1		None	None
Citigroup Cap IX	Single	—	992	998	6	BB	1		None	None
Citigroup Cap IX	Single	—	1,905	1,926	21	BB	1		None	None
Citigroup Cap XI	Single	—	246	248	2	BB	1		None	None
Nationsbank Cap Trust III	Single	—	1,572	1,151	(421)	BB+	1		None	None
Morgan Stanley Cap Trust IV	Single	—	2,500	2,484	(16)	BB+	1		None	None
Morgan Stanley Cap Trust IV	Single	—	1,742	1,738	(4)	BB+	1		None	None
Saturns – GS 2004 – 06	Single	—	242	246	4	BB+	1		None	None
Saturns – GS 2004 – 06	Single	—	313	317	4	BB+	1		None	None
Saturns – GS 2004 – 04	Single	—	780	789	9	BB+	1		None	None
Saturns – GS 2004 – 04	Single	—	22	22	—	BB+	1		None	None
Goldman Sachs	Single	—	999	1,005	6	BB+	1		None	None
ALESCO Preferred Funding VI	Pooled	C2	343	79	(264)	Ca	36 of 56	(1)	36.1%	41.9%
ALESCO Preferred Funding VII	Pooled	C1	822	35	(787)	Ca	48 of 62	(1)	35.9%	49.4%
Total			$18,113	$16,739	$(1,374)

(1)	Includes banks and insurance companies.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7. Investment Securities  – (continued)

rates, default rate timing profile and recovery rates. We assume no prepayments, as these Pooled TRUPS were issued at comparatively tight spreads and as such, there is little incentive, if any, to prepay.

One of the Pooled TRUPS, ALESCO VI, has incurred its fifteenth interruption of cash flow payments to date. Management reviewed the expected cash flow analysis and credit support to determine if it was probable that all principal and interest would be repaid, and recorded no other-than-temporary impairment charge for the nine months ended September 30, 2012 and September 30, 2011. The other Pooled TRUP, ALESCO VII, incurred its thirteenth interruption of cash flow payments to date. Management reviewed the expected cash flow analysis and credit support to determine if it was probable that all principal and interest would be repaid, and recorded an other-than-temporary impairment charge of $60,000 for the nine months ended September 30, 2012 and none for the nine months ended September 30, 2011.

At September 30, 2012, excess subordination as a percentage of remaining performing collateral for the ALESCO Preferred Funding VI and VII investments were -47.6 percent and -49.6 percent, respectively. Excess subordination is the amount of performing collateral above the amount of outstanding collateral underlying each class of the security. The excess subordination as a percent of remaining performing collateral reflects the difference between the performing collateral and the collateral underlying each security divided by the performing collateral. A negative number results when the paying collateral is less than the collateral underlying each class of the security. A low or negative number decreases the likelihood of full repayment of principal and interest according to original contractual terms.

The Corporation owns one variable rate private label CMO, which was also evaluated for impairment. This CMO was originally issued in 2006 and collateralized by 30 year Adjustable Rate Mortgage loans secured by a first lien, fully amortizing one-to-four residential mortgage loans. The tranche purchased was a Super Senior with an original credit rating of AAA/AAA. The top five states geographic concentration comprised in the deal were California 18.2 percent, Arizona 10.5 percent, Virginia 6.1 percent, Florida 6.5 percent and Nevada 6.3 percent. No one state exceeded a 25 percent concentration. These states have been heavily impacted by the financial crises and as such have sustained heavy delinquencies affecting the credit rating of the security. Management had applied aggressive default rates to identify if any credit impairment exists, as these bonds were downgraded to below investment grade. The Corporation recorded $102,000 and $272,000 in principal losses on this bond for the three and nine months ended September 30, 2012, respectively, and $66,000 and $285,000 in principal losses for the three and nine months ended September 30, 2011, respectively, and expects additional losses in future periods. Management determined that no an other-than-temporary impairment charge exists for this period.

Credit Loss Portion of OTTI Recognized in Earnings on Debt Securities

	Nine Months Ended September 30, 2012	Year Ended December 31, 2011
	(in thousands)
Balance of credit-related OTTI at January 1,	$6,539	$6,197
Addition:
Credit losses on investment securities for which other-than-temporary impairment was not previously recognized	332	342
Reduction:
Credit losses on investment securities sold during the period	—	—
Balance of credit-related OTTI at period end	$6,871	$6,539

The Corporation did not record other-than-temporary impairment charges relating to equity holdings in bank stocks for the nine months ended September 30, 2012 and September 30, 2011.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7. Investment Securities  – (continued)

Temporarily Impaired Investments

For all other securities, the Corporation does not believe that the unrealized losses, which were comprised of 48 investment securities as of September 30, 2012, represent an other-than-temporary impairment. The gross unrealized losses associated with federal agency obligations, mortgage-backed securities, corporate bonds and tax-exempt securities are not considered to be other than temporary because their unrealized losses are related to changes in interest rates and do not affect the expected cash flows of the underlying collateral or issuer.

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

The Corporation evaluates all securities with unrealized losses quarterly to determine whether the loss is other than temporary. Unrealized losses in the collateralized mortgage obligations category consist primarily of private issue collateralized mortgage obligations. Unrealized losses in the corporate debt securities category consist of single issuer corporate trust preferred securities, pooled trust preferred securities and corporate debt securities issued by large financial institutions, insurance companies and other corporate issuers. The unrealized loss in equity securities consists primarily of other bank equities. The decline in fair value is due in large part to the lack of an active trading market for these securities, changes in market credit spreads and rating agency downgrades. For collateralized mortgage obligations, management reviewed expected cash flows and credit support to determine if it was probable that all principal and interest would be repaid. None of the corporate issuers have defaulted on interest payments. Management concluded that these securities, other than the previously mentioned two Pooled TRUPS and one private label CMO were not other-than-temporarily impaired at September 30, 2012. Future deterioration in the cash flow on collateralized mortgage obligations or the credit quality of these large financial institution issuers of TRUP debt securities could result in impairment charges in the future.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7. Investment Securities  – (continued)

The following tables indicate gross unrealized losses not recognized in income and fair value, aggregated by investment category and the length of time individual securities have been in a continuous unrealized loss position at September 30, 2012 and December 31, 2011:

	September 30, 2012
	Total		Less than 12 Months		12 Months or Longer
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
Investment Securities Available-for-Sale:
U.S. Treasury and agency securities	$10,098	$(50)	$10,098	$(50)	$—	$—
Federal agency obligations	624	(4)	624	(4)	—	—
Obligations of U.S. states and political subdivisions	2,100	(7)	2,100	(7)	—	—
Trust preferred securities	5,508	(1,492)	4,243	(21)	1,265	(1,471)
Corporate bonds and notes	39,081	(412)	14,775	(38)	24,306	(374)
Collateralized mortgage obligations	1,937	(736)	—	—	1,937	(736)
Certificates of deposit	391	(6)	391	(6)	—	—
Equity securities	349	(186)	—	—	349	(186)
Other securities	985	(15)	—	—	985	(15)
Total	61,073	(2,908)	32,231	(126)	28,842	(2,782)
Investment Securities Held-to-Maturity:
Commercial mortgage-backed securities	989	(9)	989	(9)	—	—
Total	989	(9)	989	(9)	—	—
Total Temporarily Impaired Securities	$62,062	$(2,917)	$33,220	$(135)	$28,842	$(2,782)

	December 31, 2011
	Total		Less than 12 Months		12 Months or Longer
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
Investment Securities Available-for-Sale:
Residential mortgage pass-through securities	$2,013	$(6)	$2,013	$(6)	$—	$—
Obligations of U.S. states and political subdivisions	4,352	(36)	4,352	(36)	—	—
Trust preferred securities	15,272	(4,394)	4,325	(996)	10,947	(3,398)
Corporate bonds and notes	97,043	(4,077)	89,534	(3,663)	7,509	(414)
Collateralized mortgage obligations	1,899	(1,327)	—	—	1,899	(1,327)
Asset-backed securities	3,884	(13)	3,884	(13)	—	—
Equity securities	262	(273)	—	—	262	(273)
Other securities	980	(20)	—	—	980	(20)
Total	125,705	(10,146)	104,108	(4,714)	21,597	(5,432)
Investment Securities Held-to-Maturity:
Federal agency obligations	11,980	(34)	11,980	(34)	—	—
Collateralized mortgage obligations	6,207	(69)	6,207	(69)	—	—
Total	18,187	(103)	18,187	(103)	—	—
Total Temporarily Impaired Securities	$143,892	$(10,249)	$122,295	$(4,817)	$21,597	$(5,432)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7. Investment Securities  – (continued)

Investment securities having a carrying value of approximately $104.0 million and $98.7 million at September 30, 2012 and December 31, 2011, respectively, were pledged to secure public deposits, securities sold under agreement to repurchase, and Federal Home Loan Bank advances and for other purposes required or permitted by law.

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

Portfolio segments are defined as the level at which an entity develops and documents a systematic methodology to determine its allowance. Management has determined that the Corporation has two portfolio segments of loans and leases (commercial and consumer) in determining the allowance. Both quantitative and qualitative factors are used by management at the portfolio segment level in determining the adequacy of the allowance for the Corporation. Classes of loans and leases are a disaggregation of the corporation's portfolio segments. Classes are defined as a group of loans and leases which share similar initial measurement attributes, risk characteristics, and methods for monitoring and assessing credit risk. Management has determined that the Corporation has five classes of loans and leases: commercial and industrial (including lease financing), commercial — real estate, construction, residential mortgage (including home equity) and installment.

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

Risk Related to Representation and Warranty Provisions

The Corporation sells residential mortgage loans in the secondary market primarily to Fannie Mae. The Corporation sells residential mortgage loans to Fannie Mae that include various representations and warranties regarding the origination and characteristics of the residential mortgage loans. Although the specific representations and warranties vary, they typically cover ownership of the loan, validity of the lien securing the loan, the absence of delinquent taxes or liens against the property securing the loan, compliance with loan criteria set forth in the applicable agreement, compliance with applicable federal, state, and local laws, and other matters.

As of September 30, 2012, the unpaid principal balance of the Corporation’s portfolio of residential mortgage loans sold to Fannie Mae was $9.6 million. These loans are generally sold on a non-recourse basis. The agreements under which the Corporation sells residential mortgage loans require the Corporation to deliver various documents to the investor or its document custodian. Although these loans are primarily sold on a non-recourse basis, the Corporation may be obligated to repurchase residential mortgage loans where required documents are not delivered or are defective. Investors may require the immediate repurchase of a mortgage loan when an early payment default discovered in an underwriting review reveals significant underwriting deficiencies, even if the mortgage loan has subsequently been brought current. As of September 30, 2012, there were no pending repurchase requests related to representation and warranty provisions.

Composition of Loan Portfolio

The following table sets forth the composition of the Corporation’s loan portfolio, including net deferred fees and costs, at September 30, 2012 and December 31, 2011:

	September 30, 2012	December 31, 2011
	(in thousands)
Commercial and industrial	$171,493	$146,711
Commercial real estate	484,143	408,164
Construction	40,883	39,388
Residential mortgage	173,857	160,771
Installment	522	959
Subtotal	870,898	755,993
Net deferred loan costs	155	17
Total loans	$871,053	$756,010

At September 30, 2012 and December 31, 2011, loans to executive officers and directors aggregated approximately $19,490,000 and $10,279,000, respectively. During the nine months ended September 30, 2012, the Corporation made new loans to executive officers and directors in the amount of $3,969,000; payments by such persons during 2012 aggregated $4,668,000. The increase in loans to executive officers and directors from December 31, 2011 to September 30, 2012 principally reflects the addition to the Board during that period of a director who had a prior lending relationship with the Bank.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8. Loans and the Allowance for Loan Losses  – (continued)

Management is of the opinion that the above loans were made on the same terms and conditions as those prevailing for comparable transactions with non-related borrowers.

At September 30, 2012 and December 31, 2011, loan balances of approximately $545.3 million and $469.5 million, respectively, were pledged to secure short term borrowings from the Federal Reserve Bank of New York and both long and short term borrowings from the Federal Home Loan Bank of New York.

The following table presents information about loan receivables on non-accrual status at September 30, 2012 and December 31, 2011:

Loans Receivable on Non-Accrual Status

	September 30, 2012	December 31, 2011
	(in thousands)
Commercial and industrial	$224	$125
Commercial real estate	418	225
Construction	314	3,044
Residential mortgage	4,011	3,477
Total loans receivable on non-accrual status	$4,967	$6,871

The amount of interest income that would have been recorded on non-accrual loans during the nine months ended September 30, 2012 and the year ended December 31, 2011, had payments remained in accordance with the original contractual terms, was $182,000 and $378,000, respectively.

The Corporation continuously monitors the credit quality of its loans receivable. In addition to the internal staff, the Corporation utilizes the services of a third party loan review firm to rate the credit quality of its loans receivable. Credit quality is monitored by reviewing certain credit quality indicators. Assets classified “Pass” are deemed to possess average to superior credit quality, requiring no more than normal attention. Assets classified as “Special Mention” have generally acceptable credit quality yet possess higher risk characteristics/circumstances than satisfactory assets. Such conditions include strained liquidity, slow pay, stale financial statements, or other conditions that require more stringent attention from the lending staff. These conditions, if not corrected, may weaken the loan quality or inadequately protect the Corporation’s credit position at some future date. Assets are classified “Substandard” if the asset has a well defined weakness that requires management’s attention to a greater degree than for loans classified special mention. Such weakness, if left uncorrected, could possibly result in the compromised ability of the loan to perform to contractual requirements. An asset is classified as “Doubtful” if it is inadequately protected by the net worth and/or paying capacity of the obligor or of the collateral, if any, that secures the obligation. Assets classified as doubtful include assets for which there is a “distinct possibility” that a degree of loss will occur if the inadequacies are not corrected. All loans past due 90 days or more and all impaired loans are included in the appropriate category below. The following table presents information, including deferred fees and costs, about the loan credit quality at September 30, 2012 and December 31, 2011:

Credit Quality Indicators

	September 30, 2012
	Pass	Special Mention	Substandard	Doubtful	Total
	(in thousands)
Commercial and industrial	$166,387	$3,405	$1,701	$—	$171,493
Commercial real estate	448,039	19,190	16,914	—	484,143
Construction	38,921	804	1,158	—	40,883
Residential mortgage	167,910	391	5,556	—	173,857
Installment	389	—	133	—	522
Total loans	$821,646	$23,790	$25,462	$—	$870,898

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8. Loans and the Allowance for Loan Losses  – (continued)

Credit Quality Indicators

	December 31, 2011
	Pass	Special Mention	Substandard	Doubtful	Total
	(in thousands)
Commercial and industrial	$143,097	$2,022	$1,592	$—	$146,711
Commercial real estate	371,519	24,282	12,363	—	408,164
Construction	36,344	—	3,044	—	39,388
Residential mortgage	155,098	—	5,673	—	160,771
Installment	959	—	—	—	959
Total loans	$707,017	$26,304	$22,672	$—	$755,993

The following table provides an analysis of the impaired loans at September 30, 2012 and December 31, 2011:

	Nine Months Ended September 30, 2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(in thousands)
No Related Allowance Recorded
Commercial real estate	$2,081	$2,531	$—
Total	$2,081	$2,531	$—
With An Allowance Recorded
Commercial real estate	$4,180	$4,180	$512
Residential mortgage	2,684	2,684	246
Total	$6,864	$6,864	$758
Total
Commercial real estate	$6,261	$6,711	$512
Residential mortgage	2,684	2,684	246
Total (including related allowance)	$8,945	$9,395	$758

	Year Ended December 31, 2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(in thousands)
No Related Allowance Recorded
Commercial real estate	$2,121	$2,570	$—
Total	$2,121	$2,570	$—
With An Allowance Recorded
Commercial real estate	$4,180	$4,180	$567
Construction	3,044	3,584	200
Residential mortgage	4,601	4,601	318
Total	$11,825	$12,365	$1,085

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8. Loans and the Allowance for Loan Losses  – (continued)

	Year Ended December 31, 2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(in thousands)
Total
Commercial real estate	$6,301	$6,750	$567
Construction	3,044	3,584	200
Residential mortgage	4,601	4,601	318
Total (including related allowance)	$13,946	$14,935	$1,085

	Three Months Ended September 30, 2012		Nine Months Ended September 30, 2012		Year Ended December 31, 2011
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(in thousands)
Impaired loans with no related allowance recorded:
Commercial and industrial	$—	$—	$—	$—	$292	$11
Commercial real estate	2,246	28	2,246	86	3,390	149
Construction	—	—	—	—	3,156	—
Total	$2,246	$28	$2,246	$86	$6,838	$160
Impaired loans with an allowance recorded:
Commercial real estate	$4,180	$34	$4,180	$103	$4,583	$258
Construction	—	—	2,066	16	3,048	18
Residential mortgage	4,304	—	3,876	26	4,572	102
Total	$8,484	$34	$10,122	$145	$12,203	$378
Total impaired loans:
Commercial and industrial	$—	$—	$—	$—	$292	$11
Commercial real estate	6,426	62	6,426	189	7,973	407
Construction	—	—	2,066	16	6,204	18
Residential mortgage	4,304	—	3,876	26	4,572	102
Total	$10,730	$62	$12,368	$231	$19,041	$538

Loans are considered to have been modified in a troubled debt restructuring when due to a borrower's financial difficulties, the Corporation makes certain concessions to the borrower that it would not otherwise consider. Modifications may include interest rate reductions, principal or interest forgiveness, forbearance, and other actions intended to minimize economic loss and to avoid foreclosure or repossession of collateral. Generally, a non-accrual loan that has been modified in a troubled debt restructuring remains on non-accrual status for a period of six months to demonstrate that the borrower is able to meet the terms of the modified loan. However, performance prior to the modification, or significant events that coincide with the modification, are included in assessing whether the borrower can meet the new terms and may result in the loan being returned to accrual status at the time of loan modification or after a shorter performance period. If the borrower's ability to meet the revised payment schedule is uncertain, the loan remains on non-accrual status. Included in impaired loans at September 30, 2012 are loans that are deemed troubled debt restructurings. Of these loans, $6.9 million, 88.4 percent of which are included in the tables above, are performing under the restructured terms and are accruing interest.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8. Loans and the Allowance for Loan Losses  – (continued)

The following table provides an analysis of the aging of loans, excluding deferred fees and costs that are past due at September 30, 2012 and December 31, 2011:

Aging Analysis

	September 30, 2012
	30 – 59 Days Past Due	60 – 89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Loans Receivable > 90 Days And Accruing
	(in thousands)
Commercial and Industrial	$54	$—	$224	$278	$171,215	$171,493	$—
Commercial Real Estate	—	1,434	988	2,422	481,721	484,143	570
Construction	—	—	314	314	40,569	40,883	—
Residential Mortgage	58	937	4,011	5,006	168,851	173,857	—
Installment	6	—	—	6	516	522	—
Total	$118	$2,371	$5,537	$8,026	$862,872	$870,898	$570

	December 31, 2011
	30 – 59 Days Past Due	60 – 89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Loans Receivable > 90 Days And Accruing
	(in thousands)
Commercial and Industrial	$137	$1,544	$125	$1,806	$144,905	$146,711	$—
Commercial Real Estate	1,331	5,335	1,254	7,920	400,244	408,164	1,029
Construction	—	—	3,044	3,044	36,344	39,388	—
Residential Mortgage	2,174	99	3,477	5,750	155,021	160,771	—
Installment	16	—	—	16	943	959	—
Total	$3,658	$6,978	$7,900	$18,536	$737,457	$755,993	$1,029

The following table details the amount of loans receivable that are evaluated individually, and collectively, for impairment, and the related portion of the allowance for loan loss that is allocated to each loan portfolio segment:

Allowance for loan and lease losses

	September 30, 2012
	C & I	Comm R/E	Construction	Res Mtge	Installment	Unallocated	Total
	(in thousands)
Allowance for loan and lease losses:
Individually evaluated for impairment	$—	$512	$—	$246	$—	$—	$758
Collectively evaluated for impairment	1,692	5,764	492	918	64	552	9,482
Total	$1,692	$6,276	$492	$1,164	$64	$552	$10,240

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8. Loans and the Allowance for Loan Losses  – (continued)

	September 30, 2012
	C & I	Comm R/E	Construction	Res Mtge	Installment	Unallocated	Total
	(in thousands)
Loans Receivable
Individually evaluated for impairment	$827	$14,312	$—	$3,116	$—	$—	$18,255
Collectively evaluated for impairment	166,838	448,039	38,475	148,892	390	—	802,634
Loans acquired with discounts related to credit quality	3,828	21,792	2,408	21,849	132	—	50,009
Total	$171,493	$484,143	$40,883	$173,857	$522	$—	$870,898

Allowance for loan and lease losses

	December 31, 2011
	C & I	Comm R/E	Construction	Res Mtge	Installment	Unallocated	Total
	(in thousands)
Allowance for loan and lease losses:
Individually evaluated for impairment	$—	$567	$200	$318	$—	$—	$1,085
Collectively evaluated for impairment	1,527	5,405	507	945	51	82	8,517
Total	$1,527	$5,972	$707	$1,263	$51	$82	$9,602
Loans Receivable
Individually evaluated for impairment	$953	$12,769	$3,044	$5,050	$—	$—	$21,816
Collectively evaluated for impairment	145,758	395,395	36,344	155,721	959	—	734,177
Total	$146,711	$408,164	$39,388	$160,771	$959	$—	$755,993

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

A summary of the activity in the allowance for loan losses is as follows:

	Three Months Ended September 30, 2012
	C & I	Comm R/E	Construction	Res Mtge	Installment	Unallocated	Total
	(in thousands)
Balance at July 1,	$1,747	$6,173	$449	$1,300	$59	$493	$10,221
Charge offs	—	—	—	(207)	(3)	—	(210)
Recoveries	—	—	—	—	4	—	4
Provision	(55)	103	43	71	4	59	225
Balance at September 30,	$1,692	$6,276	$492	$1,164	$64	$552	$10,240

	Nine Months Ended September 30, 2012
	C & I	Comm R/E	Construction	Res Mtge	Installment	Unallocated	Total
	(in thousands)
Balance at January 1,	$1,527	$5,972	$707	$1,263	$51	$82	$9,602
Charge offs	—	—	—	(207)	(11)	—	(218)
Recoveries	—	—	540	85	6	—	631
Provision	165	304	(755)	23	18	470	225
Balance at September 30,	$1,692	$6,276	$492	$1,164	$64	$552	$10,240

	Three Months Ended September 30, 2011
	C & I	Comm R/E	Construction	Res Mtge	Installment	Unallocated	Total
	(in thousands)
Balance at July 1,	$1,376	$6,155	$1,130	$1,005	$56	$114	$9,836
Charge offs	—	(940)	(631)	—	(7)	—	(1,578)
Recoveries	205	—	—	51	2	—	258
Provision	(205)	667	206	182	(3)	173	1,020
Balance at September 30,	$1,376	$5,882	$705	$1,238	$48	$287	$9,536

	Nine Months Ended September 30, 2011
	C & I	Comm R/E	Construction	Res Mtge	Installment	Unallocated	Total
	(in thousands)
Balance at January 1,	$1,272	$5,715	$551	$1,038	$52	$239	$8,867
Charge offs	(185)	(940)	(631)	(23)	(14)	—	(1,793)
Recoveries	240	15	—	53	6	—	314
Provision	49	1,092	785	170	4	48	2,148
Balance at September 30,	$1,376	$5,882	$705	$1,238	$48	$287	$9,536

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8. Loans and the Allowance for Loan Losses  – (continued)

At September 30, 2012, there were no commitments to lend additional funds to borrowers whose loans were on non-accrual status or were contractually past due in excess of 90 days and still accruing interest.

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

The following table presents information about the troubled debt restructurings (TDRs) by class for the period indicated:

	Three Months Ended September 30, 2012			Nine Months Ended September 30, 2012
	Number of Loans	Pre-restructuring Outstanding Recorded Investment	Post-restructuring Outstanding Recorded Investment	Number of Loans	Pre-restructuring Outstanding Recorded Investment	Post-restructuring Outstanding Recorded Investment
	(dollars in thousands)
Troubled debt restructurings:
Commercial Real Estate	—	$—	$—	1	$225	$225
Residential Mortgage	—	—	—	1	714	699
Installment	—	—	—	1	1,354	139
Total	—	$—	$—	3	$2,293	$1,063

The Corporation had no loan charge offs in connection with loan modifications at the time of the modification, and one loan charge-off of $133,000 after modification during the nine months ended September 30, 2012. One TDR in the amount of $1,354,000 at the time of restructuring originated as a conventional residential mortgage loan. The restructuring agreement allowed the borrowers to sell their home and in the event a deficiency balance remained after the sale, a portion of that deficiency balance would continue as an obligation of these borrowers on an unsecured basis. The borrowers did sell their home in the 3rd quarter 2012. At September 30, 2012, $139,000 remained as an unsecured obligation of these borrowers. This activity is reflected in the table above.

The Corporation had two loans modified as TDRs within the previous twelve months that subsequently defaulted during the three and nine months ended September 30, 2012. One residential mortgage TDR of $588,000 that defaulted during the three and nine months period ended September 30, 2012 was 60 – 89 days past due at period end. This loan is still past due 60 – 89 days even though a payment has been received in October 2012. A second residential mortgage TDR of $699,000 that defaulted during the three and nine months period ended September 30, 2012 was to have cleared all payment arrearages as of August 1, 2012 and did not do so. The Corporation entered into an amended settlement agreement with this borrower on October 26, 2012 wherein performance is first expected in November 2012.

On July 1, 2011, the Corporation adopted ASU No. 2011-02, which provides additional guidance to creditors for evaluating whether a modification or restructuring of a receivable is a troubled debt restructuring. In general, a modification or restructuring of a loan constitutes a TDR if the Corporation grants a concession to a borrower experiencing financial difficulty. Loans modified in TDRs are placed on non-accrual status until the Corporation determines that future collection of principal and interest is reasonably assured, which generally requires that the borrower demonstrate performance according to the restructured terms for a period of at least six months. However, performance prior to the modification, or significant events that coincide with

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8. Loans and the Allowance for Loan Losses  – (continued)

the modification, are included in assessing whether the borrower can meet the new terms and may result in the loan being returned to accrual status at the time of loan modification or after a shorter performance period. If the borrower's ability to meet the revised payment schedule is uncertain, the loan remains on non-accrual status.

Loans modified in a troubled debt restructuring totaled $8.4 million at September 30, 2012 of which $1.6 million were on non-accrual status. The remaining loans modified were current at the time of the restructuring and have complied with the terms of their restructure agreement. At December 31, 2011, loans modified in a troubled debt restructuring totaled $11.1 million of which $3.7 million were on non-accrual status. The remaining loans modified were current at the time of the restructuring and have complied with the terms of their restructure agreement.

In an effort to proactively manage delinquent loans, the Corporation has selectively extended to certain borrowers concessions such as rate reductions, extension of maturity dates, principal or interest forgiveness, adjusted repayment terms, forbearance agreements, or combinations of two or more of these concessions. As of September 30, 2012, loans on which concessions were made with respect to adjusted repayment terms amounted to $1.6 million. Loans on which combinations of two or more concessions were made amounted to $6.8 million. The concessions granted included principal concessions, rate reduction, adjusted repayment, extended maturity and payment deferral.

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

The following information should not be interpreted as an estimate of the fair value of the entire Corporation since a fair value calculation is only provided for a limited portion of the Corporation’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Corporation’s disclosures and those of other companies may not be

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9. Fair Value Measurements and Fair Value of Financial Instruments  – (continued)

meaningful. The following methods and assumptions were used to estimate the fair values of the Corporation’s assets measured at fair value on a recurring basis at September 30, 2012 and December 31, 2011.

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

Management primarily identifies investment securities which may have traded in illiquid or inactive markets by identifying instances of a significant decrease in the volume and frequency of trades, relative to historical levels, as well as instances of a significant widening of the bid-ask spread in the brokered markets. Investment securities that are deemed to have been trading in illiquid or inactive markets may require the use of significant unobservable inputs. For example, management may use quoted prices for similar investment securities in the absence of a liquid and active market for the securities being valued. As of September 30, 2012, management made adjustments to prices provided by the third-party pricing service as a result of illiquid or inactive markets.

At September 30, 2012, the Corporation’s two pooled trust preferred securities, ALESCO VI and ALESCO VII, and one variable rate CMO were classified as Level 3. Market pricing for these Level 3 securities varied widely from one pricing service to another based on the lack of trading. As such, these securities were not considered to have readily observable market data that was accurate to support a fair value as prescribed by FASB ASC 820-10-05. The Corporation determined that significant adjustments using unobservable inputs are required to determine fair value at the measurement date.

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

The fair value as of September 30, 2012 was determined by discounting the expected cash flows over the life of the security. The discount rate was determined by deriving a discount rate when the markets were considered more active for this type of security. To this estimated discount rate, additions were made for more liquid markets and increased credit risk as well as assessing the risks in the security, such as default risk and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9. Fair Value Measurements and Fair Value of Financial Instruments  – (continued)

severity risk. However, the private label CMO had interruptions of its scheduled principal payments and the Corporation recorded principal loss of $102,000 and $272,000 for the three and nine months ended September 30, 2012, respectively.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

For financial assets and liabilities measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2012 and December 31, 2011 are as follows:

		Fair Value Measurements at Reporting Date Using
Assets Measured at Fair Value on a Recurring Basis	September 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
U.S. Treasury and agency securities	$20,632	$20,632	$—	$—
Federal agency obligations	28,438	—	28,438	—
Residential mortgage-backed securities	59,499	—	59,499	—
Commercial mortgage-backed securities	10,001	—	10,001	—
Obligations of U.S. states and political subdivisions	96,252	—	96,252	—
Trust preferred securities	16,739	—	16,625	114
Corporate bonds and notes	236,715	—	236,715	—
Collateralized mortgage obligations	1,937	—	—	1,937
Asset-backed securities	19,862	—	19,862	—
Certificates of deposit	3,027	—	3,027	—
Equity securities	456	456	—	—
Other securities	16,047	16,047	—	—
Investment securities available-for-sale	$509,605	$37,135	$470,419	$2,051

		Fair Value Measurements at Reporting Date Using
Assets Measured at Fair Value on a Recurring Basis	December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Federal agency obligations	$24,969	$2,004	$22,965	$—
Residential mortgage pass-through securities	115,364	—	115,364	—
Obligations of U.S. states and political subdivisions	69,173	397	68,776	—
Trust preferred securities	16,187	—	15,971	216
Corporate bonds and notes	173,117	2,000	171,117	—
Collateralized mortgage obligations	1,899	—	—	1,899
Asset-backed securities	7,653	—	7,653	—
Equity securities	262	262	—	—
Other securities	5,883	5,883	—	—
Securities available-for-sale	$414,507	$10,546	$401,846	$2,115

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9. Fair Value Measurements and Fair Value of Financial Instruments  – (continued)

The fair values used by the Corporation are obtained from an independent pricing service and represent either quoted market prices for the identical securities (Level 1 inputs) or fair values determined by pricing models using a market approach that considers observable market data, such as interest rate volatilities, LIBOR yield curve, credit spreads and prices from market makers and live trading systems (Level 2). The fair values of the federal agency obligations, obligations of states and political subdivisions and corporate bonds and notes measured at fair value using Level 1 inputs at September 30, 2012 and December 31, 2011 represented the purchase price of the securities since they were acquired near quarter-end September 30, 2012 and year-end 2011.

The following tables present the changes in investment securities available-for-sale with significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2012 and 2011.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands)
Balance, beginning of the period	$1,856	$2,695	$2,115	$2,870
Principal interest deferrals	33	29	101	88
Principal repayments	(102)	(179)	(272)	(631)
Total net losses included in net income	(32)	—	(60)	—
Total net unrealized gains (losses)	296	(149)	167	69
Balance, end of the period	$2,051	$2,396	$2,051	$2,396

For the nine months ended September 30, 2012, there were no transfers of investment securities available-for-sale into or out of Level 1, Level 2, or Level 3 assets.

Assets Measured at Fair Value on a Non-Recurring Basis

For assets measured at fair value on a non-recurring basis, the fair value measurements used at September 30, 2012 and December 31, 2011 were as follows:

		Fair Value Measurements at Reporting Date Using
Assets Measured at Fair Value on a Non-Recurring Basis	September 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Impaired loans	$6,106	$—	$—	$6,106

		Fair Value Measurements at Reporting Date Using
Assets Measured at Fair Value on a Non-Recurring Basis	December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Impaired loans	$10,740	$—	$—	$10,740
Other real estate owned	591	—	—	591

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9. Fair Value Measurements and Fair Value of Financial Instruments  – (continued)

The following methods and assumptions were used to estimate the fair values of the Corporation’s assets measured at fair value on a non-recurring basis at September 30, 2012 and December 31, 2011.

Impaired Loans.  The value of an impaired loan is measured based upon the present value of expected future cash flows discounted at the loan’s effective interest rate, or the fair value of the collateral if the loan is collateral dependent. Smaller balance homogeneous loans that are collectively evaluated for impairment, such as residential mortgage loans and installment loans, are specifically excluded from the impaired loan portfolio. The Corporation’s impaired loans are primarily collateral dependent. Impaired loans are individually assessed to determine that each loan’s carrying value is not in excess of the fair value of the related collateral or the present value of the expected future cash flows. Impaired loans at September 30, 2012 that required a valuation allowance were $6,864,000 with a related valuation allowance of $758,000 compared to $11,825,000 with related valuation allowance of $1,085,000 at December 31, 2011. Impaired loans of $2,081,000 and $2,121,000 didn’t record a valuation allowance for September 30, 2012 and December 31, 2011, respectively.

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

FASB ASC 825-10 requires all entities to disclose the estimated fair value of their financial instrument assets and liabilities. For the Corporation, as for most financial institutions, the majority of its assets and liabilities are considered financial instruments as defined in FASB ASC 825-10. Many of the Corporation’s financial instruments, however, lack an available trading market as characterized by a willing buyer and willing seller engaging in an exchange transaction. It is also the Corporation’s general practice and intent to hold its financial instruments to maturity and not to engage in trading or sales activities except for loans held-for-sale and investment securities available-for-sale. Therefore, significant estimations and assumptions, as well as present value calculations, were used by the Corporation for the purposes of this disclosure.

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

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Corporation’s financial instruments as of September 30, 2012 and December 31, 2011.

			Fair Value Measurements
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
September 30, 2012
Financial assets
Cash and due from banks	$100,106	$100,106	$100,106	$—	$—
Interest bearing deposits with banks	2,002	2,002	2,002	—	—
Investment securities held-to-maturity	56,503	60,946	—	60,946	—
Restricted investment in bank stocks	8,964	8,964	8,964	—	—
Net loans (including loans held for sale)	860,813	873,548	1,055	—	872,493
Accrued interest receivable	6,428	6,428	—	3,996	2,432
Financial liabilities
Non interest-bearing deposits	192,321	192,321	—	192,321	—
Interest-bearing deposits	1,100,692	1,101,765	—	1,101,765	—
Short-term borrowings	50	50	—	50	—
Long-term borrowings	146,000	164,468	—	164,468	—
Subordinated debentures	5,155	5,088	—	5,088	—
Accrued interest payable	899	899	—	899	—
December 31, 2011
Financial assets
Cash and due from banks	$111,101	$111,101	$111,101	$—	$—
Investment securities held-to-maturity	72,233	74,922	—	74,922	—
Restricted investment in bank stocks	9,233	9,233	9,233	—	—
Net loans (including loans held for sale)	746,408	752,252	1,029	—	751,223
Accrued interest receivable	6,219	6,219	—	3,894	2,325
Financial liabilities
Non interest-bearing deposits	167,164	167,164	—	167,164	—
Interest-bearing deposits	954,251	928,777	—	928,777	—
Long-term borrowings	161,000	175,933	—	175,933	—
Subordinated debentures	5,155	5,159	—	5,159	—
Accrued interest payable	992	992	—	992	—

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

At September 30, 2012 and December 31, 2011, the net investment in direct financing lease consists of a minimum lease receivable of $4,753,000 and $4,870,000, respectively, and unearned interest income of $977,000 and $1,123,000, respectively, for a net investment in direct financing lease of $3,776,000 and $3,747,000, respectively. The net investment in direct financing lease is carried as a component of loans in the Corporation’s consolidated statements of condition.

Minimum future lease receipts of the direct financing lease are as follows:

September 30, 2012
(in thousands)
For years ending December 31,
2012	$54
2013	216
2014	216
2015	228
2016	265
Thereafter	2,797
Total minimum future lease receipts	$3,776

Note 11. Components of Net Periodic Pension Cost

The Corporation maintained a non-contributory pension plan for substantially all of its employees until September 30, 2007, at which time the Corporation froze its defined benefit pension plan. The following table sets forth the net periodic pension cost of the Corporation’s pension plan for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands)
Interest cost	$139	$147	$417	$441
Net amortization and deferral	(21)	(51)	(63)	(151)
Net periodic pension cost	$118	$96	$354	$290

Contributions

The Corporation presently estimates it will contribute $450,000 to its Pension Trust for the 2012 plan year.

The Preservation of Access to Care for Medical Beneficiaries and Pension Relief Act of 2010, signed into law on June 25, 2010, permits single employer and multiple employer defined benefit plan sponsors to elect to extend the plan’s amortization period of a Shortfall Amortization Base over either a nine year period or a fifteen year period, rather than the seven year period required under the Pension Protection Act of 2006. The Bank had elected to apply the Pension Relief Act Fifteen Year amortization of the Shortfall Amortization Base for its 2011 minimum funding requirement. The minimum amount to be funded was $453,000, as noted above, by December 31, 2012 with the understanding that fully funding the plan earlier than this date would lower this amount and that funding the plan after this date would increase this amount. As noted, this amount is the minimum required funding amount. The Corporation does have the option of funding above this amount but has contributed the minimum historically.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11. Components of Net Periodic Pension Cost  – (continued)

The Moving Ahead for Progress in the 21st Century Act which was enacted on July 6, 2012 contained special rules related to funding stabilization for single employer defined benefit plans. Under these provisions, the interest rates used to calculate the plan’s funding percentages and minimum required contribution are adjusted as necessary to fall within a specified range that is determined based on an average of rates for the 25 year period ending on September 30 of the calendar year preceding the first day of the Plan Year. For Plan years beginning in 2012, the range is 90% – 110% of the 25 year average. The effect of the application of the adjusted rates was to reduce the 2012 required minimum contribution to the Plan to approximately $300,000. However, the actuary has recommended that the contribution for the 2012 plan year be at least $450,000 in order to continue to make progress toward fully funding Plan liabilities.

Note 12. Income Taxes

For the nine months ended September 30, 2012, the Corporation recorded income tax expense of $6.0 million, compared with a $5.5 million income tax expense for the nine months ended September 30, 2011. The effective tax rates for the nine-month period ended September 30, 2012 and 2011 were 31.5 percent and 34.9 percent, respectively. The lower effective tax rate reflects non-taxable bargain gain of $899,000 on the acquisition.

For the quarter ended September 30, 2012, the Corporation recorded income tax expense of $1.6 million, compared with $1.9 million of income tax expense for the quarter ended September 30, 2011. The effective tax rates for the quarterly periods ended September 30, 2012 and 2011 were 26.8 percent and 33.7 percent, respectively. The lower effective tax rate reflects non-taxable bargain gain of $899,000 on the acquisition.

Note 13. Borrowed Funds

Short-Term Borrowings

Short-term borrowings, which consist primarily of securities sold under agreements to repurchase, Federal Home Loan Bank (“FHLB”) advances and federal funds purchased, generally have maturities of less than one year. The details of these short-term borrowings are presented in the following table.

	September 30, 2012	September 30, 2011
	(dollars in thousands)
Average interest rate:
At quarter end	6.00%	—%
For the quarter	0.80%	0.25%
Average amount outstanding during the quarter	$150	$33,592
Maximum amount outstanding at any month end in the quarter	$5,050	$34,506
Amount outstanding at quarter end	$50	$—

Long-Term Borrowings

Long-term borrowings, which consist primarily of FHLB advances and securities sold under agreements to repurchase, totaled $146.0 million at September 30, 2012 and mature within one to eight years. The FHLB advances are secured by pledges of certain collateral, including but not limited to U.S. government and agency mortgage-backed securities and a blanket assignment of qualifying first lien mortgage loans, consisting of both residential mortgages and commercial real estate loans.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13. Borrowed Funds  – (continued)

At September 30, 2012, FHLB advances had a weighted average interest rate of 3.45 percent and are contractually scheduled for repayment as follows:

September 30, 2012
(in thousands)
2016	20,000
Thereafter	95,000
Total	$115,000

The Corporation has entered into agreements under which it has sold securities subject to an obligation to repurchase the same or similar securities. Under these arrangements, the Corporation may transfer legal control over the assets but still retain effective control through an agreement that both entitles and obligates the Corporation to repurchase the assets. The obligation to repurchase the securities is reflected as a liability in the Corporation’s consolidated statement of condition, while the securities underlying the securities sold under agreements to repurchase remain in the respective asset accounts and are delivered to and held as collateral by third party trustees. At September 30, 2012, securities sold under agreements to repurchase had a weighted average interest rate of 5.90 percent and are contractually scheduled for repayment as follows:

September 30, 2012
(in thousands)
After 2016	$31,000
Total	$31,000

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

The subordinated debentures are redeemable in whole or part prior to maturity on January 23, 2034. The floating interest rate on the subordinated debentures is three-month LIBOR plus 2.85 percent and resets quarterly. The rate at September 30, 2012 was 3.30 percent.

Note 15. Stockholders’ Equity

On January 12, 2009, the Corporation issued $10 million in nonvoting Fixed Rate Cumulative Perpetual Preferred Stock, Series A to the U.S. Department of Treasury (“Treasury”) under its Capital Purchase Program. As part of the transaction, the Corporation also issued warrants to the Treasury to purchase 173,410 shares of common stock of the Corporation at an exercise price of $8.65 per share. As a result of the successful completion of the Corporation’s rights offering in October 2009, the number of shares underlying the warrants held by the U.S. Treasury was reduced to 86,705 shares, or 50 percent of the original 173,410 shares as outlined by the provisions of the Capital Purchase Program.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15. Stockholders’ Equity  – (continued)

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this analysis is to provide the reader with information relevant to understanding and assessing the Corporation’s results of operations for the periods presented herein and financial condition as of September 30, 2012 and December 31, 2011. In order to fully understand this analysis, the reader is encouraged to review the consolidated financial statements and accompanying notes thereto appearing elsewhere in this report.

Cautionary Statement Concerning Forward-Looking Statements

This report includes forward-looking statements within the meaning of Sections 27A of the Securities Act of 1933, as amended, and 21E of the Securities Exchange Act of 1934, as amended, that involve inherent risks and uncertainties. This report contains certain forward-looking statements with respect to the financial condition, results of operations, plans, objectives, future performance and business of Center Bancorp Inc. and its subsidiaries, including statements preceded by, followed by or that include words or phrases such as “believes,” “expects,” “anticipates,” “plans,” “trend,” “objective,” “continue,” “remain,” “pattern” or similar expressions or future or conditional verbs such as “will,” “would,” “should,” “could,” “might,” “can,” “may” or similar expressions. There are a number of important factors that could cause future results to differ materially from historical performance and these forward-looking statements. Factors that might cause such a difference include, but are not limited to: (1) competitive pressures among depository institutions may increase significantly; (2) changes in the interest rate environment may reduce interest margins; (3) prepayment speeds, loan origination and sale volumes, charge-offs and loan loss provisions may vary substantially from period to period; (4) general economic conditions may be less favorable than expected; (5) political developments, sovereign debt problems, wars or other hostilities may disrupt or increase volatility in securities markets or other economic conditions; (6) legislative or regulatory changes or actions may adversely affect the businesses in which Center Bancorp is engaged, including, without limitation, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010; (7) changes and trends in the securities markets may adversely impact Center Bancorp; (8) a delayed or incomplete resolution of regulatory issues could adversely impact planning by Center Bancorp; (9) the impact on reputation risk created by the developments discussed above on such matters as business generation and retention, funding and liquidity could be significant; (10) Center Bancorp may experience unforeseen difficulties in integrating Saddle River Valley Bank’s operations into its own following its August 1, 2012 acquisition of certain assets and assumption of certain liabilities of Saddle River Valley Bank; and (11) the outcome of regulatory and legal investigations and proceedings may not be anticipated. Further information on other factors that could affect the financial results of Center Bancorp is included in Item 1A. of Center Bancorp’s Annual Report on Form 10-K and in Center Bancorp’s other filings with the Securities and Exchange Commission. These documents are available free of charge at the Commission’s website at http://www.sec.gov and/or from Center Bancorp, Inc.

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

The Corporation’s accounting policies are fundamental to understanding Management’s Discussion and Analysis (“MD&A”) of financial condition and results of operations. The Corporation has identified the determination of the allowance for loan losses, the other-than-temporary impairment evaluation of securities, the valuation of the impairment of goodwill and deferred tax assets to be critical because management must make subjective and/or complex judgments about matters that are inherently uncertain and could be most subject to revision as new information becomes available. Additional information on these policies is provided below.

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

Goodwill

The Corporation adopted the provisions of FASB ASC 350-10, which requires that goodwill be reported separate from other intangible assets in the Consolidated Statements of Condition and not be amortized but rather tested for impairment annually or more frequently if impairment indicators arise. No impairment charge was deemed necessary for the nine months ended September 30, 2012 and 2011.

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

Earnings

Net income available to common stockholders for the three months ended September 30, 2012 amounted to $4,426,000 compared to $3,557,000 for the comparable three-month period ended September 30, 2011. The Corporation recorded earnings per diluted common share of $0.27 for the three months ended September 30, 2012 as compared with earnings of $0.22 per diluted common share for the same three months in 2011. Dividends and accretion relating to the preferred stock issued to the U.S. Treasury, reduced earnings by approximately $0.002 and $0.01 per fully diluted common share for the three month periods. The annualized return on average assets was 1.13 percent for the three months ended September 30, 2012, compared to 1.10 percent for three months ended September 30, 2011. The annualized return on average stockholders’ equity was 11.67 percent for the three-month period ended September 30, 2012, compared to 11.12 percent for the three months ended September 30, 2011.

Net income available to common stockholders for the nine months ended September 30, 2012 amounted to $12,785,000 compared to $9,868,000 for the comparable nine-month period ended September 30, 2011. The Corporation recorded earnings per diluted common share of $0.78 for the nine months ended September 30, 2012 as compared with earnings of $0.61 per diluted common share for the same nine months in 2011. Dividends and accretion relating to the preferred stock issued to the U.S. Treasury, reduced earnings by approximately $0.015 and $0.03 per fully diluted common share for the nine months ended September 30, 2012 and 2011, respectively. The annualized return on average assets was 1.15 percent for the nine months ended September 30, 2012, compared to 1.06 percent for the nine months ended September 30, 2011. The annualized return on average stockholders’ equity was 11.88 percent for the nine-month period ended September 30, 2012, compared to 10.73 percent for the nine months ended September 30, 2011.

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

The following table presents the components of net interest income on a fully tax-equivalent basis for the periods indicated.

Net Interest Income
(tax-equivalent basis)

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands)	2012	2011	Increase (Decrease)	Percent Change	2012	2011	Increase (Decrease)	Percent Change
Interest income:
Investment securities AFS	$3,814	$3,327	$487	14.6%	$11,140	$10,530	$610	5.8%
Investment securities HTM	632	806	(174)	(21.6)	2,023	1,155	868	75.2
Loans, including net costs	10,039	8,956	1,083	12.1	28,838	27,123	1,715	6.3
Restricted investment in bank stocks, at cost	110	110	—	—	342	362	(20)	(5.5)
Other interest bearing deposits	3	—	3	—	7	—	7	—
Total interest income	14,598	13,199	1,399	10.6	42,350	39,170	3,180	8.1
Interest expense:
Time deposits $100 or more	203	332	(129)	(38.9)	637	945	(308)	(32.6)
All other deposits	1,124	1,059	65	6.1	3,406	3,133	273	8.7
Borrowings	1,608	1,678	(70)	(4.2)	4,892	4,998	(106)	(2.1)
Total interest expense	2,935	3,069	(134)	(4.4)	8,935	9,076	(141)	(1.6)
Net interest income on a fully tax-equivalent basis	11,663	10,130	1,533	15.1	33,415	30,094	3,321	11.0
Tax-equivalent adjustment(1)	(480)	(280)	(200)	(71.4)	(1,341)	(506)	(835)	(165.0)
Net interest income	$11,183	$9,850	$1,333	13.5%	$32,074	$29,588	$2,486	8.4%

(1)	Computed using a federal income tax rate of 35 percent for 2012 and 34 percent for 2011.

Net interest income on a fully tax-equivalent basis increased $1.5 million or 15.1 percent to $11.7 million for the three months ended September 30, 2012 as compared to the same period in 2011. For the three months ended September 30, 2012, the net interest margin contracted 26 basis points to 3.28 percent from 3.54 percent during the three months ended September 30, 2011. For the three months ended September 30, 2012, a decrease in the average yield on interest-earning assets of 51 basis points was partially offset by a decrease in the average cost of interest-bearing liabilities of 23 basis points, resulting in a decrease in the Corporation’s net interest spread of 28 basis points for the period. Net interest margin compression during the third quarter period of 2012, occurred primarily as result of a high liquidity pool carried during the quarter and the timing of a substantial portion of the Corporation’s loan growth, which occurred in the latter part of the quarter. This, coupled with a continued high level of prepayment speeds on mortgage-backed securities in the investment portfolio and a high level of loan modifications during the quarter, dampened other actions (including a growth in the Corporation’s customer base and enhancement the Corporation’s liquidity position, effected while the Company increased its earning assets base) taken to improve the margin.

Net interest income on a fully tax-equivalent basis increased $3.3 million or 11.0 percent to $33.4 million for the nine months ended September 30, 2012 as compared to the same period in 2011. For the nine months ended September 30, 2012, the net interest margin contracted 22 basis points to 3.32 percent from 3.54 percent during the nine months ended September 30, 2011. For the nine months ended September 30, 2012, a decrease in the average yield on interest-earning assets of 41 basis points was partially offset by a decrease in the average cost of interest-bearing liabilities of 20 basis points, resulting in a decrease in the Corporation’s net interest spread of 21 basis points for the period.

For the three-month period ended September 30, 2012, interest income on a tax-equivalent basis increased by $1,399,000 or 10.6 percent compared to the same three-month period in 2011. This increase in interest income was due primarily to a volume increase in investment securities and loans partially offset by a decline in yields due to the lower interest rate environment. Average investment securities volume increased during the current three-month period by $132.0 million, to $560.0 million, compared to the third quarter of 2011. The loan portfolio increased on average $142.1 million, to $850.1 million, from an average of $707.9 million in the same quarter in 2011, reflecting net increases in commercial loans and commercial real estate related sectors of the loan portfolio. Average loans represented approximately 59.7 percent of average interest-earning assets during the third quarter of 2012 compared to 61.8 percent in the same quarter in 2011.

For the nine-month period ended September 30, 2012, interest income on a tax-equivalent basis increased by $3.2 million or 8.1 percent from the comparable nine-month period in 2011. This increase in interest income was due primarily to higher volume of earning assets of $209.7 million offset in part by lower rates in a lower interest rate environment. Average investment securities volume increased during the current nine-month period by $116.2 million, to $532.7 million, compared to the nine months ended September 30, 2011. The average loan portfolio increased $90.5 million, to $798.9 million, from $708.5 million for the same nine months in 2011, reflecting net increases in commercial loans and commercial real estate. Average loans represented approximately 59.5 percent of average interest-earning assets during the nine months of 2012 compared to 62.5 percent for the same nine months in 2011.

For the three months ended September 30, 2012, interest expense decreased $134,000, or 4.4 percent from the same period in 2011. The average rate of interest-bearing liabilities decreased 23 basis points to 0.95 percent for the three months ended September 30, 2012, from 1.18 percent for the three months ended September 30, 2011. At the same time, the volume of average interest-bearing liabilities increased by $192.9 million. This increase was primarily in money market, savings, and other interest-bearing deposits of $195.9 million, $13.4 million and $70.6 million, respectively, and was partially offset by decreases in borrowings of $35.3 million and time deposits of $51.7 million. Since 2009 steps have been taken to improve the Corporation’s net interest margin by allowing the runoff of certain high rate deposits and to position the Corporation for further high-costing cash outflows. The result of these actions, together with the reduction in market interest rates, has been a decline in the Corporation’s average cost of funds. For the three months ended September 30, 2012, the Corporation’s net interest spread on a tax-equivalent basis decreased to 3.15 percent, from 3.43 percent for the three months ended September 30, 2011.

For the nine months ended September 30, 2012, interest expense declined $141,000, or 1.6 percent from the same period in 2011. The average rate of interest-bearing liabilities decreased 20 basis points to 1.01 percent for the nine months ended September 30, 2012, from 1.21 percent for the nine months ended September 30, 2011. At the same time, the volume of average interest-bearing liabilities increased by $81.6 million. This increase included increases in money market deposits of $179.2 million, savings deposits of $10.2 million and other interest-bearing deposits of $71.0 million, offset by decreases in borrowings of $39.7 million and time deposits of $39.0 million. The result of this was an improvement in the Corporation’s average cost of funds for the period. For the nine months ended September 30, 2012, the Corporation’s net interest spread on a tax-equivalent basis decreased to 3.19 percent, from 3.40 percent for the nine months ended September 30, 2011.

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

Analysis of Variance in Net Interest Income Due to Changes in Volume and Rates

	Three Months Ended September 30, 2012 and 2011 Increase (Decrease) Due to Change in:			Nine Months Ended September 30, 2012 and 2011 Increase (Decrease) Due to Change in:
(tax-equivalent basis, in thousands)	Average Volume	Average Rate	Net Change	Average Volume	Average Rate	Net Change
Interest-earning assets:
Investment securities:
Available for sale
Taxable	$735	$(743)	$(8)	$774	$(1,879)	$(1,105)
Tax-exempt	577	(82)	495	1,854	(139)	1,715
Held to maturity
Taxable	(99)	(129)	(228)	434	(194)	240
Tax-exempt	23	31	54	598	30	628
Total investment securities	1,236	(923)	313	3,660	(2,182)	1,478
Loans	1,708	(625)	1,083	3,592	(1,877)	1,715
Restricted investment in bank stocks	(1)	1	—	—	(20)	(20)
Other interest-bearing deposits	3	—	3	7	—	7
Total interest-earning assets	2,946	(1,547)	1,399	7,259	(4,079)	3,180
Interest-bearing liabilities:
Money market deposits	211	(57)	154	606	(146)	460
Savings deposits	16	(79)	(63)	39	(234)	(195)
Time deposits	136	(262)	(126)	(296)	1	(295)
Other interest-bearing deposits	86	(115)	(29)	263	(268)	(5)
Total interest-bearing deposits	449	(513)	(64)	612	(647)	(35)
Borrowings and subordinated debentures	(325)	255	(70)	(1,069)	963	(106)
Total interest-bearing liabilities	124	(258)	(134)	(457)	316	(141)
Change in net interest income	$2,822	$(1,289)	$1,533	$7,716	$(4,395)	$3,321

The following tables, “Average Statements of Condition with Interest and Average Rates”, present for the three and nine months ended September 30, 2012 and 2011, the Corporation’s average assets, liabilities and stockholders’ equity. The Corporation’s net interest income, net interest spread and net interest margin are also reflected.

Average Statements of Condition with Interest and Average Rates

	Three Months Ended September 30,
	2012			2011
(tax-equivalent basis)	Average Balance	Interest Income/ Expense	Average Rate	Average Balance	Interest Income/ Expense	Average Rate
	(dollars in thousands)
Assets
Interest-earning assets:
Investment securities(1):
Available for sale
Taxable	$420,423	$2,903	2.76%	$326,139	$2,911	3.57%
Tax-exempt	79,298	911	4.60	30,089	416	5.53
Held to maturity
Taxable	30,554	171	2.24	43,593	399	3.66
Tax-exempt	29,721	461	6.20	28,195	407	5.77
Total investment securities	559,996	4,446	3.18	428,016	4,133	3.86
Loans(2)	850,059	10,039	4.72	707,935	8,956	5.06
Restricted investment in bank stocks	9,143	110	4.81	9,194	110	4.79
Other interest-bearing deposits	3,816	3	0.31	—	—	—
Total interest-earning assets	1,423,014	14,598	4.10	1,145,145	13,199	4.61
Non interest-earning assets:
Cash and due from banks	90,385			127,959
Bank-owned life insurance	29,539			28,533
Intangible assets	16,874			16,922
Other assets	31,418			33,444
Allowance for loan losses	(10,197)			(10,383)
Total non interest-earning assets	158,019			196,475
Total assets	$1,581,033			$1,341,620
Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Money market deposits	$400,026	$415	0.41%	$204,102	$261	0.51%
Savings deposits	195,302	165	0.34	181,857	228	0.50
Time deposits	189,468	469	0.99	241,123	595	0.99
Other interest-bearing deposits	282,053	278	0.39	211,425	307	0.58
Total interest-bearing deposits	1,066,849	1,327	0.50	838,507	1,391	0.66
Short-term and long-term borrowings	159,139	1,566	3.94	194,592	1,638	3.37
Subordinated debentures	5,155	42	3.26	5,155	40	3.10
Total interest-bearing liabilities	1,231,143	2,935	0.95	1,038,254	3,069	1.18
Non interest-bearing liabilities:
Demand deposits	183,858			161,744
Other liabilities	13,346			8,471
Total non interest-bearing liabilities	197,204			170,215
Stockholders’ equity	152,686			133,151
Total liabilities and stockholders’ equity	$1,581,033			$1,341,620
Net interest income (tax-equivalent basis)		11,663			10,130
Net interest spread			3.15%			3.43%
Net interest margin(3)			3.28%			3.54%
Tax-equivalent adjustment(4)		(480)			(280)
Net interest income		$11,183			$9,850

(1)	Average balances are based on amortized cost.
(2)	Average balances include loans on non-accrual status.
(3)	Represents net interest income as a percentage of total average interest-earning assets.
(4)	Computed using a federal income tax rate of 35 percent for 2012 and 34 percent for 2011.

Average Statements of Condition with Interest and Average Rates

	Nine Months Ended September 30,
	2012			2011
(tax-equivalent basis)	Average Balance	Interest Income/ Expense	Average Rate	Average Balance	Interest Income/ Expense	Average Rate
	(dollars in thousands)
Assets
Interest-earning assets:
Investment securities(1):
Available for sale
Taxable	$395,273	$8,612	2.90%	$364,465	$9,717	3.55%
Tax-exempt	70,989	2,528	4.75	19,403	813	5.59
Held to maturity
Taxable	37,287	719	2.57	16,845	479	3.79
Tax-exempt	29,125	1,304	5.97	15,739	676	5.73
Total investment securities	532,674	13,163	3.29	416,452	11,685	3.74
Loans(2)	798,939	28,838	4.81	708,489	27,123	5.10
Restricted investment in bank stocks	9,173	342	4.97	9,181	362	5.26
Other interest-bearing deposits	3,022	7	0.31	—	—	—
Total interest-earning assets	1,343,808	42,350	4.20	1,134,122	39,170	4.61
Non interest-earning assets:
Cash and due from banks	101,974			88,623
Bank-owned life insurance	29,296			28,274
Intangible assets	16,885			16,937
Other assets	31,703			32,946
Allowance for loan losses	(9,899)			(9,712)
Total non interest-earning assets	169,959			157,068
Total assets	$1,513,767			$1,291,190
Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Money market deposits	$363,159	$1,190	0.44%	$183,952	$730	0.53%
Savings deposits	189,294	533	0.38	179,140	728	0.54
Time deposits	190,105	1,442	1.01	229,099	1,737	1.01
Other interest-bearing deposits	272,976	878	0.43	201,999	883	0.58
Total interest-bearing deposits	1,015,534	4,043	0.53	794,190	4,078	0.68
Short-term and long-term borrowings	160,496	4,765	3.96	200,232	4,879	3.25
Subordinated debentures	5,155	127	3.28	5,155	119	3.08
Total interest-bearing liabilities	1,181,185	8,935	1.01	999,577	9,076	1.21
Non interest-bearing liabilities:
Demand deposits	175,041			156,976
Other liabilities	11,283			6,587
Total non interest-bearing liabilities	186,324			163,563
Stockholders’ equity	146,258			128,050
Total liabilities and stockholders’ equity	$1,513,767			$1,291,190
Net interest income (tax-equivalent basis)		33,415			30,094
Net interest spread			3.19%			3.40%
Net interest margin(3)			3.32%			3.54%
Tax-equivalent adjustment(4)		(1,341)			(506)
Net interest income		$32,074			$29,588

(1)	Average balances are based on amortized cost.
(2)	Average balances include loans on non-accrual status.
(3)	Represents net interest income as a percentage of total average interest-earning assets.
(4)	Computed using a federal income tax rate of 35 percent for 2012 and 34 percent for 2011.

Investment Portfolio

At September 30, 2012, the principal components of the investment securities portfolio were U.S. Government agency obligations, federal agency obligations including mortgage-backed securities, obligations of U.S. states and political subdivisions, corporate bonds and notes, trust preferred securities, asset backed securities and equity securities.

During the nine months ended September 30, 2012, approximately $114.6 million in investment securities were sold from the available-for-sale portfolio. The cash flow from the sale of investment securities was primarily used to purchase new securities. The Corporation’s sales from its available-for-sale investment portfolio reflect continued volatility present in the market. Given the historic low interest rates prevalent in the market, it is necessary for the Bank to protect itself from interest rate exposure. Securities that once appeared to be sound investments can, after changes in the market, become securities that the Bank must sell in order to avoid losses and mismatches of interest-earning assets and interest-bearing liabilities.

For the three months ended September 30, 2012, average investment securities increased $132.0 million to approximately $560.0 million, or 39.4 percent of average interest-earning assets, from $428.0 million on average, or 37.4 percent of average interest-earning assets, for the comparable period in 2011. This increase reflects, in part, the acquisition of $37.1 million of investment securities from Saddle River Valley Bank on August 1, 2012. For the nine months ended September 30, 2012, average investment securities increased $116.2 million to approximately $532.7 million, or 39.6 percent of average interest-earning assets, from $416.5 million on average, or 36.7 percent of average interest-earning assets, for the comparable period in 2011.

During the three-month period ended September 30, 2012, the volume-related factors applicable to the investment portfolio increased interest income by approximately $1.2 million while rate-related changes resulted in a decrease in interest income of approximately $923,000 from the same period in 2011. The tax-equivalent yield on investments decreased by 68 basis points to 3.18 percent from a yield of 3.86 percent during the comparable period in 2011. An 85 basis point decrease in taxable yield was partially offset by an increase in the purchase of tax exempt municipal securities during the period.

During the nine-month period ended September 30, 2012, the volume-related factors applicable to the investment portfolio increased interest income by approximately $3.7 million while rate-related changes resulted in a decrease in interest income of approximately $2.2 million from the same period in 2011. The tax-equivalent yield on investments decreased by 45 basis points to 3.29 percent from a yield of 3.74 percent during the comparable period in 2011. A 69 basis point decrease in taxable yield was partially offset by an increase in the purchase of tax exempt municipal securities during the period. On August 1, 2012, the Corporation acquired $37.1 million in investment securities with a tax-equivalent yield of 2.95 percent from Saddle River Valley Bank.

For the nine months ended September 30, 2012, the Corporation recorded principal losses of $272,000 on a private label collateralized mortgage obligation. The Corporation expects that there may be additional losses on this obligation. See Note 7 of the Notes to the Consolidated Financial Statements for further discussion.

At September 30, 2012, net unrealized gains on investment securities available-for-sale, which is carried as a component of accumulated other comprehensive income and included in stockholders’ equity, net of tax, amounted to $8.4 million as compared with net unrealized losses of $2.2 million at December 31, 2011. At September 30, 2012, net unrealized gains on investment securities held to maturity, transferred from securities available-for-sale, which is carried as a component of accumulated other comprehensive loss and included in stockholders’ equity, net of tax, amounted to $166,000. The gross unrealized losses associated with agency securities and federal agency obligations, mortgage-backed securities, corporate bonds and tax-exempt securities are not considered to be other than temporary because their unrealized losses are related to changes in interest rates and do not affect the expected cash flows of the underlying collateral or issuer.

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

The Corporation seeks to create growth in commercial lending by offering customer-focused products and competitive pricing and by capitalizing on the positive trends in its market area. Products offered are designed to meet the financial requirements of the Corporation’s customers. It is the objective of the Corporation’s credit policies to diversify the commercial loan portfolio to limit concentrations in any single industry.

At September 30, 2012, total loans amounted to $871.1 million, an increase of $115.0 million or 15.2 percent as compared to December 31, 2011. For the nine-month period ended September 30, 2012, growth of $27.8 million and $66.3 million in the commercial and industrial and commercial real estate portfolios and increases of $9.5 million and $11.4 million in the construction and residential mortgage portfolios were partially offset by a decrease of $112,000 in the installment loan portfolio. Total gross loans recorded in the quarter included $131.8 million of new loans and advances, which also included approximately $50.0 million in loans acquired from Saddle River Valley Bank at fair value, partially offset by payoffs and principal payments of $68.3 million.

At September 30, 2012, the Corporation had $74.0 million in outstanding loan commitments which are expected to fund over the next 90 days.

Average total loans increased $142.1 million or 16.7 percent for the three months ended September 30, 2012 as compared to the same period in 2011, while the average yield on loans decreased by 34 basis points as compared with the same period in 2011. The decrease in the average yield on loans was primarily the result of lower market interest rates on the repricing of existing loans and the origination of new loans. The increase in average total loan volume was due primarily to increased customer activity and new lending relationships. The volume increase also reflects the acquisition of $52.2 million of loans from Saddle River Valley Bank on August 1, 2012. The volume-related factors during the period contributed increased interest income of $1.7 million, while the rate-related changes decreased interest income by $625,000.

Average total loans increased $90.5 million or 12.8 percent for the nine months ended September 30, 2012 as compared to the same period in 2011, while the average yield on loans decreased by 45 basis points as compared with the same period in 2011.

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

At September 30, 2012, the level of the allowance was $10,240,000 as compared to $9,602,000 at December 31, 2011. Provisions to the allowance for the nine-month period ended September 30, 2012 totaled $225,000 compared to $2,148,000 for the same period in 2011. The net charge offs were $206,000 for the three months ended September 30, 2012 compared to a $1,320,000 net charge offs for the three months ended September 30, 2011, bringing the Corporation’s net recoveries to $413,000 for the nine months of 2012 compared to net charge offs of $1,479,000 for the same period of 2011. The allowance for loan losses as a percentage of total loans amounted to 1.18 percent at September 30, 2012. Excluding loans acquired from Saddle River Valley Bank and carried at fair value, the coverage ratio of the allowance for loan losses to total loans was 1.25 percent at September 30, 2012 compared to 1.27 percent at December 31, 2011.

The level of the allowance for the respective periods of 2012 and 2011 reflects the credit quality within the loan portfolio, the loan volume recorded during the periods, the changing composition of the commercial and residential real estate loan portfolios and other related factors. In management’s view, the level of the allowance at September 30, 2012 is adequate to cover losses inherent in the loan portfolio. Management’s judgment regarding the adequacy of the allowance constitutes a “Forward-Looking Statement” under the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from management’s analysis, based principally upon the factors considered by management in establishing the allowance.

Changes in the allowance for loan losses are presented in the following table for the periods indicated.

	Nine Months Ended September 30,
	2012	2011
	(dollars in thousands)
Average loans for the period	$798,939	$708,489
Total loans at end of period	871,053	721,608
Analysis of the Allowance for Loan Losses:
Balance – beginning of year	$9,602	$8,867
Charge-offs:
Commercial and industrial loans	—	(185)
Commercial real estate	—	(940)
Construction	—	(631)
Residential mortgage loans	(207)	(23)
Installment loans	(11)	(14)
Total charge-offs	(218)	(1,793)
Recoveries:
Commercial and industrial loans	—	240
Commercial real estate	—	15
Construction	540	—
Residential mortgage loans	85	53
Installment loans	6	6
Total recoveries	631	314
Net recoveries (charge-offs)	413	(1,479)
Provision for loan losses	225	2,148
Balance – end of period	$10,240	$9,536
Ratio of net (recoveries) charge-offs during the period to average loans during the period(1)	(0.07)%	0.28%
Allowance for loan losses as a percentage of total loans	1.18%	1.32%

(1)	Annualized.

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

	September 30, 2012	December 31, 2011
	(in thousands)
Non-accrual loans	$4,967	$6,871
Accruing loans past due 90 days or more	570	1,029
Total non-performing loans	5,537	7,900
Other real estate owned	—	591
Total non-performing assets	$5,537	$8,491
Troubled debt restructured loans – performing	$6,851	$7,459

Subsequent to September 30, 2012 the Corporation received a payoff of a commercial mortgage loan totaling $570,000, reducing loans past due 90 days or more and stilling accruing to zero and non-performing assets to $5.0 million, or 0.31 percent of total assets as asset quality continues to improve.

Non-performing assets decreased by $2,954,000 at September 30, 2012 from December 31, 2011. The decrease was attributable to loans returned to performing status of $3.9 million, payoffs of $451,000, payments of $57,000, other real estate owned sales proceeds of $500,000 and other real estate owned write downs of $91,000, offset in part by the addition of four new residential loans (totaling approximately $1.4 million) and four commercial and instruction loans (totaling approximately $612,000) into non-performing status.

The Corporation held no other real estate owned at September 30, 2012 and $591,000 at December 31, 2011, respectively.

Troubled debt restructured loans totaled $8.4 million at September 30, 2012 and $11.1 million at December 31, 2011. A total of $6.9 million and $7.5 million of troubled debt restructured loans were performing pursuant to the terms of their respective modifications at September 30, 2012 and December 31, 2011, respectively.

Overall credit quality in the Bank’s loan portfolio at September 30, 2012 remained relatively strong. Other known “potential problem loans” (as defined by SEC regulations), some of which are non-performing loans and are included in the table above, as of September 30, 2012 have been identified and internally risk-rated as assets specially mentioned or substandard. Such loans amounted to $49.3 million and

$49.0 million at September 30, 2012 and December 31, 2011, respectively. The slight decrease in credit quality occurred as the commercial and industrial loans increased $1.4 million in special mention and $109,000 in the substandard category. Commercial real estate loans decreased $5.1 million in special mention but increased $4.6 million in the substandard category. Residential mortgage loans increased $391,000 in special mention and decreased in the substandard category by $117,000. Construction loans increased $804,000 in the special mention category and decreased $1.9 million in the substandard category. Installment loans increased $133,000 in the substandard category. These loans are considered potential problem loans due to a variety of changing conditions affecting the credits, including general economic conditions and/or conditions applicable to the specific borrowers. The Corporation has no foreign loans.

At September 30, 2012, other than the loans set forth above, the Corporation is not aware of any loans which present serious doubts as to the ability of its borrowers to comply with present loan repayment terms and which are expected to fall into one of the categories set forth in the tables or descriptions above.

Other Income

The following table presents the principal categories of other income for the periods indicated.

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands)	2012	2011	Increase (Decrease)	Percent Change	2012	2011	Increase (Decrease)	Percent Change
Service charges, commissions and fees	$459	$505	$(46)	(9.1)%	$1,326	$1,415	$(89)	(6.3)%
Annuities and insurance commission	45	42	3	7.1	137	81	56	69.1
Bank-owned life insurance	239	259	(20)	(7.7)	736	780	(44)	(5.6)
Net investment securities gains	763	1,250	(487)	(39.0)	2,213	2,817	(604)	(21.4)
Loan related fees	173	203	(30)	(14.8)	604	435	169	38.9
Bargain gain on acquisition	899	—	899	—	899	—	899	—
All other	57	24	33	137.5	279	84	195	232.1
Total other income	$2,635	$2,283	$352	15.4%	$6,194	$5,612	$582	10.4%

For the three months ended September 30, 2012, total other income amounted to $2.6 million, compared to total other income of $2.3 million for the same period in 2011. The increase of $352,000 for the three months ended September 30, 2012 was primarily as a result of the bargain gain of $899,000 on the acquisition of Saddle River Valley Bank assets offset by a reduction in net investment securities gains (decreasing to $763,000 for the three months ended September 30, 2012 from net investment gains of $1,250,000 for the same period last year. Net investment securities gains in the third quarter of 2012 included $897,000 in net gains on the sale of investment securities, reduced by $134,000 in net other-than-temporary impairment charges. Excluding net investment securities gains and the bargain gain on acquisition, the Corporation recorded total other income of $973,000 for the three months ended September 30, 2012, compared to $1.0 million for the three months ended September 30, 2011. This decrease reflected decreases of $30,000 in loan related fees, $46,000 in service charges on deposits attributable to higher deposit balance and $20,000 in bank owned life insurance due to lower crediting rates, partially offset by increases of $33,000 in all other income related to the sale of a judgment and a $3,000 increase in annuity and insurance commissions.

For the nine months ended September 30, 2012, total other income increased $582,000 compared to the same period in 2011, primarily as a result of the bargain gain on acquisition offset by lower net investment securities gains and losses including other-than-temporary impairment charges. Excluding the bargain gain on acquisition and net investment securities gains and losses, the Corporation recorded other income of $3.1 million for the nine months ended September 30, 2012 compared to $2.8 million for the comparable period in 2011, an increase of $287,000 or 10.3 percent. Increases in other income for the nine months ended September 30, 2012 were recorded primarily in all other income which increased $195,000, primarily related to the sale of a judgment, $169,000 in loan related fees and $56,000 in annuity and insurance commissions, offset by lower service charges of $89,000 and bank owned life insurance income of $44,000.

Other Expense

The following table presents the principal categories of other expense for the periods indicated.

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands)	2012	2011	Increase (Decrease)	Percent Change	2012	2011	Increase (Decrease)	Percent Change
Salaries and employee benefits	$3,193	$2,848	$345	12.1%	$9,366	$8,618	$748	8.7%
Occupancy and equipment	739	713	26	3.6	2,045	2,246	(201)	(8.9)
FDIC insurance	292	328	(36)	(11.0)	861	1,384	(523)	(37.8)
Professional and consulting	277	319	(42)	(13.2)	817	805	12	1.5
Stationery and printing	69	73	(4)	(5.5)	249	273	(24)	(8.8)
Marketing and advertising	64	30	34	113.3	151	116	35	30.2
Computer expense	366	300	66	22.0	1,081	989	92	9.3
Other real estate owned, net	65	—	65	—	149	(1)	150	1,500.0
Repurchase agreement prepayment and termination fees	1,012	—	1,012	—	1,012	—	1,012	—
Acquisition cost	472	—	472	—	472	—	472	—
All other	958	918	40	4.4	2,801	2,791	10	0.4
Total other expense	$7,507	$5,529	$1,978	35.8%	$19,004	$17,221	$1,783	10.4%

For the three months ended September 30, 2012, total other expense increased $2.0 million, or 35.8 percent, from the comparable three months ended September 30, 2011. This was primarily attributable to the recording of $177,000 prepayment fee and $835,000 termination fee in repurchase agreement and $472,000 in acquisition cost, and increases in salaries and employee benefits of $345,000, occupancy and equipment of $26,000, marketing and advertising of $34,000, computer expense of $66,000 primarily due to additional charges of approximately $44,000 in connection with maintaining Saddle River until conversion, and other real estate owned of $65,000 partially offset by decreases in FDIC insurance expense of $36,000 and professional and consulting of $42,000. For the nine months ended September 30, 2012, total other expense increased $1.8 million, or 10.4 percent from the same period in 2011.

Salaries and employee benefits expense for the quarter ended September 30, 2012 increased $345,000 or 12.1 percent over the comparable period in the prior year. For the nine months ended September 30, 2012, salaries and employee benefits expense increased $748,000, or 8.7 percent. These increases were primarily due to additions to staff including the Saddle River Valley Bank acquisition and Englewood New Jersey branch, merit increases and higher benefit costs. Full-time equivalent staffing levels were 174 at September 30, 2012 and 161 at September 30, 2011, in part reflecting the hiring of nine persons formerly employed by Saddle River Valley Bank.

Occupancy and equipment expense for the quarter ended September 30, 2012 increased $26,000, or 3.6 percent, from the comparable three-month period in 2011. The increase for the quarter was primarily attributable to higher rent expense of $41,000 and real estate taxes of $11,000. These increases were partially offset by a decrease of $16,000 in utility expense, $3,000 in building expense and $5,000 in depreciation expense. For the nine months ended September 30, 2012, occupancy and equipment expense decreased $201,000, or 8.9 percent from the same period last year. The decrease was primarily attributable to reductions of $134,000 in repair and maintenance, $59,000 in depreciation expense, $14,000 in rent expense, $13,000 in utility expense, and $14,000 in insurance related to occupancy. These decreases were partially offset by an increase of $36,000 in real estate taxes due to a real estate tax appeal benefit recognized in 2011. For the three and nine months ended September 30, 2012, occupancy expense related to Saddle River increased $45,000.

FDIC insurance expense decreased $36,000, or 11.0 percent, for the three months ended September 30, 2012 compared to the same period in 2011. For the nine months ended September 30, 2012, FDIC insurance expense decreased $523,000 compared to the same period in 2011. The decreases were caused by a new assessment formula which resulted in a more favorable rating category for the Corporation.

Professional and consulting expense for the three months ended September 30, 2012 decreased $42,000 or 13.2 percent compared to the comparable quarter of 2011. For the nine months ended September 30, 2012, professional and consulting expense increased $12,000, or 1.5 percent, from the comparable period in 2011, reflecting higher expenses related to enterprise risk management implementation.

All other expense for the three months ended September 30, 2012 increased $40,000, or 4.4 percent, compared to the same quarter of 2011. For the nine months ended September 30, 2012, all other expense decreased $10,000, or 0.4 percent compared to the same period in 2011.

Provision for Income Taxes

For the quarter ended September 30, 2012, the Corporation recorded income tax expense of $1.6 million, compared with $1.9 million of income tax expense for the quarter ended September 30, 2011. The effective tax rates for the quarterly periods ended September 30, 2012 and 2011 were 26.8 percent and 33.7 percent, respectively. The lower effective tax rate reflects non-taxable bargain gain of $899,000 on the acquisition.

For the nine months ended September 30, 2012, income tax expense amounted to $6.0 million compared with $5.5 million of income tax expense for the comparable period in 2011. The effective tax rates for the respective nine-month periods ended September 30, 2012 and 2011 were 31.5 percent and 34.9 percent, respectively. The lower effective tax rate reflects non-taxable bargain gain of $899,000 on the acquisition.

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

At September 30, 2012, the Corporation reflected a positive interest sensitivity gap with an interest sensitivity ratio of 1.79:1.00 at the cumulative one-year position. Based on management’s perception of interest rates remaining low through 2012, emphasis has been, and is expected to continue to be, placed on controlling liability costs while extending the maturities of liabilities in order to insulate the net interest spread from rising interest rates in the future. However, no assurance can be given that this objective will be met.

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

At September 30, 2012, the Parent Corporation had $680,000 in cash and short-term investments compared to $2.0 million at December 31, 2011. Expenses at the Parent Corporation are moderate and management believes that the Parent Corporation presently has adequate liquidity to fund its obligations.

Certain provisions of long-term debt agreements, primarily subordinated debt, prevent the Corporation from creating liens on, disposing of or issuing voting stock of subsidiaries. As of September 30, 2012, the Corporation was in compliance with all covenants and provisions of these agreements.

Deposits

Total deposits increased to $1.29 billion at September 30, 2012 from $1.12 billion at December 31, 2011. Total non interest-bearing deposits increased from $167.2 million at December 31, 2011 to $192.3 million at September 30, 2012, an increase of $25.2 million ($6.6 million acquired from Saddle River Valley Bank) or 15.0 percent. Interest-bearing demand, savings and time deposits under $100,000 increased $170.0 million ($58.5 million acquired from Saddle River Valley Bank) to a total of $986.3 million at September 30, 2012 as compared to $816.3 million at December 31, 2011. Time deposits $100,000 and over decreased $23.6 million ($16.0 million acquired from Saddle River Valley Bank) as compared to year-end 2011 primarily due to an outflow of municipal certificates of deposit. Time deposits $100,000 and over represented 8.8 percent of total deposits at September 30, 2012 compared to 12.3 percent at December 31, 2011.

Core Deposits

The Corporation derives a significant proportion of its liquidity from its core deposit base. Total demand deposits, savings and money market accounts of $1.12 billion at September 30, 2012 increased by $187.0 million, or 20.0 percent, from December 31, 2011. At September 30, 2012, total demand deposits, savings and money market accounts were 86.8 percent of total deposits compared to 83.4 percent at year-end 2011. Alternatively, the Corporation uses a more stringent calculation for the management of its liquidity positions internally, which calculation consists of total demand, savings accounts and money market accounts (excluding money market accounts greater than $100,000 and time deposits) as a percentage of total deposits. This number increased by $168.2 million, or 25.2 percent, from $668.2 million at December 31, 2011 to $836.3 million at September 30, 2012 and represented 64.7 percent of total deposits at September 30, 2012 as compared with 59.6 percent at December 31, 2011. The Corporation acquired approximately $85.2 million in total deposits including $69.1 million certificate of deposits greater than $100,000 from Saddle River Valley Bank.

The Corporation continues to place the main focus of its deposit gathering efforts in the maintenance, development, and expansion of its core deposit base. Management believes that the emphasis on serving the needs of our communities will provide a long term relationship base that will allow the Corporation to efficiently compete for business in its market. The success of this strategy is reflected in the growth of the demand, savings and money market balances during the third quarter of 2012.

The following table depicts the Corporation’s core deposit mix at September 30, 2012 and December 31, 2011 based on the Corporation’s alternative calculation:

	September 30, 2012		December 31, 2011		Dollar Change 2012 vs. 2011
	Amount	Percentage	Amount	Percentage
	(dollars in thousands)
Non interest-bearing demand	$192,321	23.0%	$167,164	25.0%	$25,157
Interest-bearing demand	222,660	26.6	215,523	32.3	7,137
Regular savings	116,775	14.0	135,703	20.3	(18,928)
Money market deposits under $100	304,557	36.4	149,760	22.4	154,797
Total core deposits	$836,313	100.0%	$668,150	100.0%	$168,163
Total deposits	$1,293,013		$1,121,415		$171,598
Core deposits to total deposits		64.7%		59.6%

Borrowings

Short-Term Borrowings

Short-term borrowings, which consist primarily of securities sold under agreements to repurchase, Federal Home Loan Bank (“FHLB”) advances and federal funds purchased, generally have maturities of less than one year. The details of these short-term borrowings are presented in the following table.

September 30, 2012
(dollars in thousands)
Average interest rate:
At quarter end	6.00%
For the quarter	0.80%
Average amount outstanding during the quarter	$150
Maximum amount outstanding at any month end in the quarter	$5,050
Amount outstanding at quarter end	$50

Long-Term Borrowings

Long-term borrowings, which consist primarily of FHLB advances and securities sold under agreements to repurchase, totaled $146.0 million at September 30, 2012 and $161.0 million at December 31, 2011, and mature within one to eight years. The FHLB advances are secured by pledges of certain collateral, including but not limited to U.S. government and agency mortgage-backed securities and a blanket assignment of qualifying first lien mortgage loans, consisting of both residential mortgages and commercial real estate loans. At September 30, 2012, FHLB advances and securities sold under agreements to repurchase had weighted average interest rates of 3.45 percent and 5.90 percent, respectively.

Subordinated Debentures

On December 19, 2003, Center Bancorp Statutory Trust II, a statutory business trust and wholly-owned subsidiary of Center Bancorp, Inc., issued $5.0 million of MMCapS capital securities to investors due on January 23, 2034. The trust loaned the proceeds of this offering to the Corporation and received in exchange $5.2 million of the Parent Corporation’s subordinated debentures. The subordinated debentures are redeemable in whole or part. The floating interest rate on the subordinated debentures is three-month LIBOR plus 2.85 percent and reprices quarterly. The rate at September 30, 2012 was 3.30 percent. The capital securities qualify as Tier 1 capital for regulatory capital purposes.

Cash Flows

The Consolidated Statements of Cash Flows present the changes in cash and cash equivalents resulting from the Corporation’s operating, investing and financing activities. During the nine months ended September 30, 2012, cash and cash equivalents decreased by $9.0 million over the balance at December 31, 2011. Net cash of $14.1 million was provided by operating activities, primarily, net income as adjusted to net cash. Net income of $13.0 million was adjusted principally by net gains on sales of investment securities of $2.5 million, amortization of premiums and accretion of discounts on investment securities net of $3.5 million, a decrease in prepaid FDIC insurance assessments of $777,000, an increase in other assets of $2.0 million and an increase in other liabilities of $890,000. Net cash used in investing activities amounted to approximately $92.4 million, primarily reflecting a net increase in loans of $62.2 million, a net increase in investment securities of $26.4 million, cash and cash equivalent acquired from Saddle River Valley Bank of $6.2 million, and cash consideration paid in acquisition of $10.3 million. Net cash of $69.3 million was provided by financing activities, primarily from the increase in deposits of $86.4 million offset in part by prepayment of long-term borrowings of $15.0 million and the funding of dividends.

Stockholders’ Equity

Total stockholders’ equity amounted to $157.2 million, or 9.75 percent of total assets, at September 30, 2012, compared to $135.9 million or 9.49 percent of total assets at December 31, 2011. Book value per common share was $8.93 at September 30, 2012, compared to $7.63 at December 31, 2011. Tangible book value (i.e., total stockholders’ equity less preferred stock, goodwill and other intangible assets) per common share was $7.90 at September 30, 2012, compared to $6.60 at December 31, 2011.

Tangible book value per share is a non-GAAP financial measure and represents tangible stockholders’ equity (or tangible book value) calculated on a per common share basis. The Corporation believes that a disclosure of tangible book value per share may be helpful for those investors who seek to evaluate the Corporation’s book value per share without giving effect to goodwill and other intangible assets. The following table presents a reconciliation of total book value per share to tangible book value per share as of September 30, 2012 and December 31, 2011.

	September 30, 2012	December 31, 2011
	(in thousands, except for share data)
Stockholders’ equity	$157,185	$135,916
Less: Preferred stock	11,250	11,250
Less: Goodwill and other intangible assets	16,868	16,902
Tangible common stockholders’ equity	$129,067	$107,764
Book value per common share	$8.93	$7.63
Less: Goodwill and other intangible assets	1.03	1.03
Tangible book value per common share	$7.90	$6.60

On September 15, 2011, the Corporation issued $11.25 million in nonvoting senior preferred stock to the U.S. Treasury (the “Treasury”) under the Small Business Lending Fund Program (“SBLF Program”). Under the Securities Purchase Agreement, the Corporation issued to the Treasury a total of 11,250 shares of the Corporation’s Senior Non-Cumulative Perpetual Preferred Stock, Series B, having a liquidation value of $1,000 per share. Simultaneously, using the proceeds from the issuance of the SBLF Preferred Stock, the Corporation redeemed from the Treasury, all 10,000 outstanding shares of its Fixed Rate Cumulative Perpetual Preferred Stock, Series A, liquidation amount $1,000 per share, for a redemption price of $10,041,667, including accrued but unpaid dividends up to the date of redemption. The investment in the SBLF program provided the Corporation with approximately $1.25 million additional Tier 1 capital. The capital that the Corporation received under the program will allow it to continue to serve small business clients through the commercial lending program.

On December 7, 2011, the Corporation repurchased the warrants issued on January 12, 2009 to the Treasury as part of its participation in the U.S. Treasury’s TARP Capital Purchase Program. In the repurchase, the Corporation paid the Treasury $245,000 for the warrants.

During the three and nine months ended September 30, 2012, the Corporation had no purchases of common stock associated with its stock buyback programs. At September 30, 2012, there were 652,868 shares available for repurchase under the Corporation’s stock buyback programs.

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

The following is a summary of regulatory capital amounts and ratios as of September 30, 2012 for the Corporation and the Bank, compared with minimum capital adequacy requirements and the regulatory requirements for classification as a well-capitalized depository institution.

	Center Bancorp, Inc.		For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Provisions
At September 30, 2012	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
Tier 1 leverage capital	$140,217	8.96%	$62,597	4.00%	N/A	N/A
Tier 1 risk-based capital	140,217	11.40%	49,199	4.00%	N/A	N/A
Total risk-based capital	150,667	12.25%	98,395	8.00%	N/A	N/A

	Union Center National Bank		For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Provisions
At September 30, 2012	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
Tier 1 leverage capital	$139,642	8.93%	$62,550	4.00%	$78,187	5.00%
Tier 1 risk-based capital	139,642	11.36%	49,170	4.00%	73,755	6.00%
Total risk-based capital	150,127	12.21%	98,363	8.00%	122,954	10.00%

N/A — not applicable

The Office of the Comptroller of the Currency (“OCC”) had established higher minimum capital ratios for the Bank effective as of December 31, 2009; however, those higher capital ratios were removed during the second quarter of 2012. As of September 30, 2012, management believes that each of the Bank and the Corporation meet all capital adequacy requirements to which they are subject.

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

In December 2010 and January 2011, the Basel Committee published the final texts of reforms on capital and liquidity generally referred to as “Basel III.” Although Basel III is intended to be implemented by participating countries for large, internationally active banks, its provisions are likely to be considered by United States banking regulators in developing new regulations applicable to other banks in the United States, including Union Center National Bank. As of the date of this filing, final regulations have not been issued.

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

The Basel III provisions on liquidity include complex criteria establishing the LCR (liquidity coverage ratio) and NSFR (net stable funding ratio). Although Basel III is described as a “final text,” it is subject to the resolution of certain issues and to further guidance and modification, as well as to adoption by United States banking regulators, including decisions as to whether and to what extent it will apply to United States banks that are not large, internationally active banks.

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

The financial marketplace is rapidly changing and currently is in flux. The Treasury and banking regulators have implemented, and may continue to implement, a number of programs under new legislation to address capital and liquidity issues in the banking system. In addition, new financial system reform legislation may affect banks’ abilities to compete in the marketplace. It is difficult to assess whether these programs and actions will have short-term and/or long-term positive effects.

Banks are not the only place to obtain loans, nor the only place to keep financial assets. The banking industry has lost market share to other financial service providers. The future is predicated on the Corporation’s ability to adapt its products, provide superior customer service and compete in an ever-changing marketplace.

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

Based on the results of the interest simulation model as of September 30, 2012, and assuming that management does not take action to alter the outcome, the Corporation would expect an increase of 1.42 percent in net interest income if interest rates increased by 200 basis points from current rates in a gradual and parallel rate ramp over a twelve month period. These results and other analyses indicate to management that the Corporation’s net interest income is presently minimally sensitive to rising interest rates.

Based on management’s perception that financial markets will continue to be volatile, interest rates that are projected to continue at low levels will generate increased downward repricing of earning assets. Emphasis has been, and is expected to continue to be, placed on interest-sensitivity matching with an overall objective of improving the net interest spread and margin over the next twelve months. However, no assurance can be given that this objective will be met.

Equity Price Risk

The Corporation is exposed to equity price risk inherent in its portfolio of publicly traded equity securities, which had an estimated fair value of approximately $635,000 and $535,000 at September 30, 2012 and December 31, 2011, respectively. We monitor equity investment holdings for impairment on a quarterly basis. In the event that the carrying value of the equity investment exceeds its fair value, and the decline in value is determined to be to be other than temporary, the carrying value is reduced to its current fair value by recording a charge to current operations. For the three and nine months ended September 30, 2012 and 2011, the Corporation recorded no other-than-temporary impairment charges on its equity security holdings.

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

Item 6. Exhibits

Exhibit No.	Description
31.1	Certification of the Chief Executive Officer of the Parent Corporation Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer of the Parent Corporation Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of the Chief Executive Officer of the Parent Corporation Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of the Chief Financial Officer of the Parent Corporation Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	Definition Taxonomy Extension Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

* =	Furnished and not filed.
** =	Pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf, by the undersigned, thereunto duly authorized.

CENTER BANCORP, INC.
(Registrant)

By: /s/ Anthony C. Weagley Anthony C. Weagley President and Chief Executive Officer	By: /s/ Vincent N. Tozzi Vincent N. Tozzi Vice President, Treasurer and Chief Financial Officer
Date: November 15, 2012	Date: November 15, 2012