Form 10-K
period 2012-12-31
CENTER BANCORP INC
filed 2013-03-13
CIK 712771

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Fiscal Year Ended December 31, 2012

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

(908) 688-9500

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
Common Stock, no par value	NASDAQ

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐ or No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold or the average bid and ask price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter — $135.2 million

Shares Outstanding on March 1, 2013
Common Stock, no par value: 16,348,915 shares

DOCUMENTS INCORPORATED BY REFERENCE

Definitive proxy statement in connection with the 2013 Annual Stockholders Meeting to be filed with the Commission pursuant to Regulation 14A will be incorporated by reference in Part III.

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

Center Bancorp, Inc. owns 100 percent of the voting shares of Center Bancorp, Inc. Statutory Trust II, through which it issued trust preferred securities. The trust exists for the exclusive purpose of (i) issuing trust securities representing undivided beneficial interests in the assets of the trust; (ii) investing the gross proceeds of the trust securities in $5.2 million of junior subordinated deferrable interest debentures (subordinated debentures) of the Corporation; and (iii) engaging in only those activities necessary or incidental thereto. These subordinated debentures and the related income effects are not eliminated in the consolidated financial statements as the statutory business trust is not consolidated in accordance with Financial Accounting Standards Board (“FASB”) FASB ASC 810-10 “Consolidation of Variable Interest Entities.” Distributions on the subordinated debentures owned by the subsidiary trust have been classified as interest expense in the Consolidated Statements of Income. See Note 11 of the Consolidated Financial Statements.

Except as described above, the Corporation’s wholly-owned subsidiaries are all included in the consolidated financial statements of Center Bancorp, Inc. These subsidiaries include an advertising subsidiary; an insurance subsidiary offering annuity products, property and casualty, life and health insurance, and various investment subsidiaries which hold, maintain and manage investment assets for the Corporation. The Corporation’s subsidiaries also include a real estate investment trust subsidiary (the “REIT” subsidiary) which owns some of the real estate loans. All subsidiaries mentioned above are directly or indirectly wholly owned by the Corporation, except that the Corporation owns less than 100 percent of the preferred stock of the REIT subsidiary. Since a REIT must have 100 or more shareholders to quality as a REIT, therefore, the REIT has issued less than 20 percent of its outstanding non-voting preferred stock to individuals, primarily bank personnel and directors.

On August 1, 2012, the ‘‘Bank’’ assumed all of the deposits and certain other liabilities and acquired certain assets of Saddle River Valley Bank, a New Jersey State-chartered bank, pursuant to the terms of a Purchase and Assumption Agreement, dated as of February 1, 2012, among the Bank, Saddle River Valley Bank and Saddle River Valley Bancorp. This purchase and assumption was in keeping with the Bank’s strategy to expand its base of operations into Northern New Jersey.

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

The Parent Corporation has filed the certifications of the Chief Executive Officer and Chief Financial Officer required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 with respect to the Parent Corporation’s Annual Report on Form 10-K as exhibits to this Report. Center Bancorp’s CEO submitted the required annual CEO’s Certification regarding the NASDAQ’s corporate governance listing standards, Section 12(a) CEO Certification, to the NASDAQ within the required time frame after the 2012 annual shareholders’ meeting.

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

The Bank entered into a limited liability company operating agreement with Morris Property Company, LLC, a New Jersey limited liability company, in 2008. The purpose of Morris Property Company, LLC is to hold foreclosed assets.

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

Bank Holding Company Regulation

Center Bancorp, Inc. is a bank holding company within the meaning of the Bank Holding Company Act of 1956 (the “Holding Company Act”). As a bank holding company, the Parent Corporation is supervised by the Board of Governors of the Federal Reserve System (“FRB”) and is required to file reports with the FRB and provide such additional information as the FRB may require. The Parent Corporation and its subsidiaries are subject to examination by the FRB.

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

The Dodd-Frank Act

The Dodd-Frank Act, adopted in 2010, will continue to have a broad impact on the financial services industry, as a result of the significant regulatory and compliance changes made by the Dodd-Frank Act, including, among other things, (i) enhanced resolution authority over troubled and failing banks and their holding companies; (ii) increased capital and liquidity requirements; (iii) increased regulatory examination fees; (iv) changes to assessments to be paid to the FDIC for federal deposit insurance; and (v) numerous other provisions designed to improve supervision and oversight of, and strengthening safety and soundness for, the financial services sector. Additionally, the Dodd-Frank Act establishes a new framework for systemic risk oversight within the financial system to be distributed among new and existing federal regulatory agencies, including the Financial Stability Oversight Council, the Federal Reserve, the OCC and the FDIC. A summary of certain provisions of the Dodd-Frank Act is set forth below:

•	Minimum Capital Requirements. The Dodd-Frank Act requires new capital rules and the application of the same leverage and risk-based capital requirements that apply to insured depository institutions to most bank holding companies. In addition to making bank holding companies subject to the same capital requirements as their bank subsidiaries, these provisions (often referred to as the Collins Amendment to the Dodd-Frank Act) were also intended to eliminate or significantly reduce the use of hybrid capital instruments, especially trust preferred securities, as regulatory capital. Under the Collins Amendment, trust preferred securities issued by a bank holding company such as Center Bancorp (with total consolidated assets between $500 million and $15 billion) before May 19, 2010 and treated as regulatory capital are grandfathered, but any such securities issued later are not eligible as regulatory capital. On June 14, 2011, the federal banking agencies published a final rule regarding minimum leverage and risk-based capital requirements for banks and bank holding companies consistent with the requirements of the Dodd-Frank Act. The Dodd-Frank Act also requires banking regulators to seek to make capital standards countercyclical, so that the required levels of capital increase in times of economic expansion and decrease in times of economic contraction.

•	The Consumer Financial Protection Bureau (“Bureau”). The Dodd-Frank Act created the Bureau within the Federal Reserve. The Bureau is tasked with establishing and implementing rules and regulations under certain federal consumer protection laws with respect to the conduct of providers of certain consumer financial products and services. The Bureau has rulemaking authority over many of the statutes governing products and services offered to bank consumers. In addition, the Dodd-Frank Act permits states to adopt consumer protection laws and regulations that are more stringent than those regulations promulgated by the Bureau and state attorneys general are permitted to enforce consumer protection rules adopted by the Bureau against state-chartered institutions. The Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets. Institutions with $10 billion or less in assets, such as the Bank, will continue to be examined for compliance with the consumer laws by their primary bank regulators.

•	Deposit Insurance. The Dodd-Frank Act makes permanent the $250,000 deposit insurance limit for insured deposits. Amendments to the Federal Deposit Insurance Act also revise the assessment base against which an insured depository institution’s deposit insurance premiums paid to the Deposit Insurance Fund (“DIF”) will be calculated. Under the amendments, the assessment base will no longer be the institution’s deposit base, but rather its average consolidated total assets less its average tangible equity during the assessment period. Additionally, the Dodd-Frank Act makes changes to the minimum designated reserve ratio of the DIF, increasing the minimum from 1.15 percent to 1.35 percent of the estimated amount of total insured deposits and eliminating the requirement that the FDIC pay dividends to depository institutions when the reserve ratio exceeds certain thresholds. In December 2010, the FDIC increased the designated reserve ratio to 2.0 percent.

•	Shareholder Votes . The Dodd-Frank Act requires publicly traded companies like Center Bancorp to give shareholders a non-binding vote on executive compensation and so-called “golden parachute” payments in certain circumstances. The Dodd-Frank Act also authorizes the SEC to promulgate rules that would allow shareholders to nominate their own candidates using a company’s proxy materials.

•	Transactions with Affiliates. The Dodd-Frank Act enhances the requirements for certain transactions with affiliates under Section 23A and 23B of the Federal Reserve Act, including an expansion of the definition of “covered transactions” and increasing the amount of time for which collateral requirements regarding covered transactions must be maintained. These requirements became effective during 2011.

•	Transactions with Insiders. Insider transaction limitations are expanded through the strengthening of loan restrictions to insiders and the expansion of the types of transactions subject to the various limits, including derivative transactions, repurchase agreements, reverse repurchase agreements and securities lending or borrowing transactions. Restrictions are also placed on certain asset sales to and from an insider to an institution, including requirements that such sales be on market terms and, in certain circumstances, approved by the institution’s board of directors. These requirements became effective during 2011.

•	Enhanced Lending Limits. The Dodd-Frank Act strengthened the previous limits on a depository institution’s credit exposure to one borrower which limited a depository institution’s ability to extend credit to one person (or group of related persons) in an amount exceeding certain thresholds. The Dodd-Frank Act expanded the scope of these restrictions to include credit exposure arising from derivative transactions, repurchase agreements, and securities lending and borrowing transactions.

•	Compensation Practices . The Dodd-Frank Act provides that the appropriate federal regulators must establish standards prohibiting as an unsafe and unsound practice any compensation plan of a bank holding company or other “covered financial institution” that provides an insider or other employee with “excessive compensation” or compensation that gives rise to excessive risk or could lead to a material financial loss to such firm. In June 2010, prior to the Dodd-Frank Act, the bank regulatory agencies promulgated the Interagency Guidance on Sound Incentive Compensation Policies , which set forth three key principles concerning incentive compensation arrangements:

•	such arrangements should provide employees incentives that balance risk and financial results in a manner that does not encourage employees to expose the financial institution to imprudent risk;

•	such arrangements should be compatible with effective controls and risk management; and

•	such arrangements should be supported by strong corporate governance with effective and active oversight by the financial institution’s board of directors.

Together, the Dodd-Frank Act and the recent guidance on compensation may impact the Corporation’s compensation practices.

Although a significant number of the rules and regulations mandated by the Dodd-Frank Act have been finalized, many of the new requirements called for have yet to be implemented and will likely be subject to implementing regulations over the course of several years. Given the uncertainty associated with the manner in which the provisions of the Dodd-Frank Act will be implemented by the various regulatory agencies, the full extent of the impact such requirements will have on financial institutions’ operations is unclear. The changes resulting from the Dodd-Frank Act may impact the profitability of our business activities, require changes to certain of our business practices, impose upon us more stringent capital, liquidity and leverage ratio requirements (which, in turn, could require the Corporation and the Bank to seek additional capital) or otherwise adversely affect our business. These changes may also require us to invest significant management attention and resources to evaluate and make necessary changes in order to comply with new statutory and regulatory requirements.

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

Capital Adequacy Guidelines

The Federal Reserve Board has adopted risk-based capital guidelines. These guidelines establish minimum levels of capital and require capital adequacy to be measured in part upon the degree of risk associated with certain assets. Under these guidelines all banks and bank holding companies must have a core or Tier 1 capital to risk-weighted assets ratio of at least 4% and a total capital to risk-weighted assets ratio of at least 8%. At December 31, 2012, the Corporation’s Tier 1 capital to risk-weighted assets ratio and total capital to risk-weighted assets ratio were 11.39 percent and 12.22 percent, respectively.

In addition, the Federal Reserve Board and the FDIC have approved leverage ratio guidelines (Tier 1 capital to average quarterly assets, less goodwill) for bank holding companies such as the Parent Corporation. These guidelines provide for a minimum leverage ratio of 3% for bank holding companies that meet certain specified criteria, including that they have the highest regulatory rating. All other holding companies are required to maintain a leverage ratio of 3% plus an additional cushion of at least 100 to 200 basis points. The Parent Corporation’s leverage ratio was 9.02 percent at December 31, 2012.

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

In December 2010 and January 2011, the Basel Committee published the final texts of reforms on capital and liquidity generally referred to as “Basel III.” Although Basel III is intended to be implemented by participating countries for large, internationally active banks, its provisions are likely to be considered by United States banking regulators in developing new regulations applicable to other banks in the United States, including Union Center National Bank. In June 2012, the U.S. banking regulators released notices of proposed rulemaking that would revise regulatory capital rules for U.S. banking organizations. In November 2012, U.S. banking regulators indicated that the implementation of the proposed rules would not become effective on January 1, 2013, as they are continuing to review various views expressed during the comment period. In January 2013, the Basel Committee revised the standard for the Liquidity Coverage Ratio (LCR), including increasing the range of eligible assets that can be held as part of a required “liquidity buffer.” It is not possible to predict when or in what form final regulations may be adopted.

For banks in the United States, among the most significant provisions of Basel III concerning capital (as proposed prior to the delay in implementation) are the following:

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

Federal Deposit Insurance and Premiums

Substantially all of the deposits of the Bank are insured up to applicable limits by the Deposit Insurance Fund (“DIF”) of the FDIC and are subject to deposit insurance assessments to maintain the DIF. As a result of the Dodd-Frank Act, the basic federal deposit insurance limit was permanently increased from at least $100,000 to at least $250,000. As mandated by Section 343 of the Dodd-Frank Act, the FDIC has adopted rules providing for temporary unlimited deposit insurance for traditional noninterest-bearing transaction accounts and IOLTA accounts beginning December 31, 2010, but these temporary rules expired December 31, 2012. As a result, as of January 1, 2013, (i) noninterest-bearing transaction accounts are no longer insured separately from depositors’ other accounts at the same FDIC. Furthermore, this unlimited coverage is separate from, and in addition to, the coverage provided to depositors with respect to other accounts held at an insured institution. Insured depository and such accounts will instead be added to any of a depositor’s other accounts in the applicable ownership category, and the aggregate balance insured up to at least the standard maximum deposit insurance amount of $250,000 per depositor at each separately chartered FDIC-insured depository institution, and (ii) funds deposited in IOLTAs will no longer be insured under Section 343 of the Dodd-Frank Act, but because IOLTAs are fiduciary accounts, they generally qualify for pass-through coverage on a per-client basis.

On November 12, 2009, the FDIC adopted a rule which required insured depository institutions to prepay their quarterly risk-based assessments for the fourth quarter of 2009 through the fourth quarter of 2012. On December 30, 2009, the Bank remitted an FDIC prepayment in the amount of $5.7 million. An institution’s prepaid assessment was based on the total base assessment rate that the institution paid for the third quarter of 2009, adjusted quarterly by an estimated annual growth rate of 5% through the end of 2012, plus, for 2011 and 2012, an increase in the total base assessment rate on September 30, 2009 by an annualized three basis points. Any prepaid assessment in excess of the amounts that are subsequently determined to be actually due to the FDIC by June 30, 2013, will be returned to the institution at that time. As of December 31, 2012 the Bank recognized a total of $4.9 million in FDIC expense of the $5.7 million assessments prepaid on December 30, 2009.

The FDIC has approved a rule to change the assessment base from adjusted domestic deposits to average consolidated total assets minus average tangible equity, as required by the Dodd-Frank Act. These new assessment rates began in the second quarter of 2011 and were paid at the end of September 2011. Since the new base is larger than the prior base, the FDIC’s rule lowered total base assessment rates to between 2.5 and 9 basis points for banks in the lowest risk category, and 30 to 45 basis points for banks in the highest risk category. The Company paid $1.2 million in total FDIC assessments in 2012, as compared to $1.7 million in 2011.

Pursuant to the Dodd-Frank Act, the FDIC has established 2.0% as the designated reserve ratio (DRR), that is, the ratio of the DIF to insured deposits. The FDIC has adopted a plan under which it will meet the statutory minimum DRR of 1.35% by September 30, 2020, the deadline imposed by the Dodd-Frank Act. The Dodd-Frank Act requires the FDIC to offset the effect on institutions with assets less than $10 billion of the increase in the statutory minimum DRR to 1.35% from the former statutory minimum of 1.15%. The FDIC has not yet announced how it will implement this offset.

In addition to deposit insurance assessments, the FDIC is required to continue to collect from institutions payments for the servicing of obligations of the Financing Corporation (“FICO”) that were issued in connection with the resolution of savings and loan associations, so long as such obligations remain outstanding. The Bank paid a FICO premium of $89,000 in 2012 and expects to pay a similar premium in 2013.

The Gramm-Leach-Bliley Financial Services Modernization Act of 1999

The Gramm-Leach-Bliley Financial Services Modernization Act of 1999 (the “Modernization Act”):

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

Among other requirements, the USA PATRIOT Act imposes the following requirements with respect to financial institutions:

•	All financial institutions must establish anti-money laundering programs that include, at a minimum: (i) internal policies, procedures, and controls; (ii) specific designation of an anti-money laundering compliance officer; (iii) ongoing employee training programs; and (iv) an independent audit function to test the anti-money laundering program.

•	The Secretary of the Department of Treasury, in conjunction with other bank regulators, is authorized to issue regulations that provide for minimum standards with respect to customer identification at the time new accounts are opened.

•	Financial institutions that establish, maintain, administer, or manage private banking accounts or correspondent accounts in the United States for non-United States persons or their representatives (including foreign individuals visiting the United States) are required to establish appropriate, specific and, where necessary, enhanced due diligence policies, procedures, and controls designed to detect and report money laundering.

•	Financial institutions are prohibited from establishing, maintaining, administering or managing correspondent accounts for foreign shell banks (foreign banks that do not have a physical presence in any country), and will be subject to certain record keeping obligations with respect to correspondent accounts of foreign banks.

•	Bank regulators are directed to consider a holding company’s effectiveness in combating money laundering when ruling on Federal Reserve Act and Bank Merger Act applications.

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

Relative Increase in QSBL to Baseline	Dividend Rate (for each of the 2 nd – 10 th Dividend Periods)
0% or less	5%
More than 0%, but less than 2.5%	5%
2.5% or more, but less than 5%	4%
5% or more, but less than 7.5%	3%
7.5% or more, but less than 10%	2%
10% or more	1%

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

The Parent Corporation used the proceeds from the issuance of the SBLF Preferred to redeem from the Treasury all shares issued by the Parent Corporation pursuant to TARP, for a redemption price of $10,041,667, including accrued but unpaid dividends up to the date of redemption. As a result of the redemption of the TARP Preferred Stock, the Company is no longer subject to the limits on executive compensation and other restrictions stipulated under the TARP Capital Purchase Program. For an additional $245,000, the Parent Corporation also bought back the warrants issued under TARP.

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

A major portion of our net income comes from our interest rate spread, which is the difference between the interest rates paid by us on amounts used to fund assets and the interest rates and fees we receive on our interest-earning assets. In July 2011, Regulation Q, which had prohibited the payment of interest on demand deposits by institutions that are member banks of the Federal Reserve System, was repealed. As a result, member banks and thrifts are now permitted to offer interest-bearing demand deposit accounts to commercial customers, which could result in increased competition from other financial institutions for these deposits and could result in an increase in our interest expense.

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

Commercial real estate and construction loans were $537.7 million, or approximately 60.4% of our total loan portfolio, as of December 31, 2012. Many of these loans are extended to small and medium-sized businesses. The market value of real estate can fluctuate significantly in a short period of time as a result of market conditions in the geographic area in which the real estate is located. Although many such loans are secured by real estate as a secondary form of collateral, continued adverse developments affecting real estate values in our market area could increase the credit risk associated with our loan portfolio. Economic events or governmental regulations outside of the control of the borrower or lender could negatively impact the future cash flow and market values of the affected properties. If the loans that are collateralized by real estate become troubled and the value of the real estate has been significantly impaired, then we may not be able to recover the full contractual amount of principal and interest that we anticipated at the time of originating the loan, which could cause us to increase our provision for loan losses and adversely affect our operating results and financial condition.

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

Changes in economic conditions, particularly a significant worsening of the current economic environment, could hurt Union Center National Bank’s business. Union Center National Bank’s business is directly affected by political and market conditions, broad trends in industry and finance, legislative and regulatory changes, and changes in governmental monetary and fiscal policies, all of which are beyond our control. Deterioration in economic conditions, particularly within New Jersey, could result in the following consequences, any of which could hurt our business materially:

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

To the extent that we undertake acquisitions (such as our recently completed Saddle River Valley Bank transaction) or new branch openings, we may experience the effects of higher operating expenses relative to operating income from the new operations, which may have a material adverse effect on our levels of reported net income, return on average equity and return on average assets. Other effects of engaging in such growth strategies may include potential diversion of our management’s time and attention and general disruption to our business. To the extent that we grow through acquisitions and branch openings, we cannot assure you that we will be able to adequately and profitably manage this growth. Acquiring other banks and businesses involve similar risks to those commonly associated with branching, but may also involve additional risks, including:

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

As of December 31, 2012, we had approximately $496.8 million in available for sale investment securities. We may be required to record impairment charges on our investment securities if they suffer a decline in value that is considered other-than-temporary. Numerous factors, including lack of liquidity for re-sales of certain investment securities, absence of reliable pricing information or investment securities, adverse changes in business climate, adverse actions by regulators, or unanticipated changes in the competitive environment could have a negative effect on our investment portfolio in future periods. If an impairment charge is significant enough, it could affect the ability of Union Center National Bank to upstream dividends to the Parent Corporation, which could have a material adverse effect on our liquidity and our ability to pay dividends to shareholders and could also negatively impact our regulatory capital ratios.

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

The Dodd-Frank Act will have a broad impact on the financial services industry, including significant regulatory and compliance changes. Many of the requirements called for in the Dodd-Frank Act will be implemented over time and most are and will be subject to implementing regulations over the course of several years. Given the uncertainty associated with the manner in which the provisions of the Dodd-Frank Act will be implemented by the various regulatory agencies, the full extent of the impact such requirements will have on our operations is unclear. While it is difficult to predict at this time what specific impact the Dodd-Frank Act will have on us, we expect that at a minimum our operating and compliance costs will increase, and our interest expense could increase.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Bank’s operations are located at ten sites in Union County, New Jersey, consisting of six sites in Union Township, one in Springfield Township, one in Berkeley Heights, one in Vauxhall and one in Summit, New Jersey. The Bank also has three branch offices in Morris County, New Jersey, consisting of one site in Madison, one site in Boonton/Mountain Lakes, and one site in Morristown, New Jersey. During 2012, the Corporation acquired two bank occupancies from Saddle River Valley Bank and opened a office in Englewood, New Jersey. As a result of its acquisition of assets of Saddle River Valley Bank in 2012, the Bank has three branch offices in Bergen County, New Jersey. The Bank’s principal office is located at 2455 Morris Avenue, Union, New Jersey. The principal office is a two story building constructed in 1993.

The following table sets forth certain information regarding the Bank’s leased locations.

Branch Location	Term
356 Chestnut Street, Union, New Jersey	Term expires in 2028 with renewal options
Career Center Branch located in Union High School, Union, New Jersey	Term expired in October 2008, currently on month to month lease
300 Main Street, Madison, New Jersey	Term expires June 6, 2015 and is subject to renewal at the Bank’s option
2933 Vauxhall Road, Vauxhall, New Jersey	Term expires January 31, 2020 and is subject to renewal at the Bank’s option
545 Morris Avenue, Summit, New Jersey	Term expires February 1, 2024, subject to renewal at the Bank’s option
Ely Place, Boonton, New Jersey	Term expires August 29, 2021, and is subject to renewal at the Bank’s option
171 E. Saddle River Road, Saddle River, New Jersey	Term expires December 31, 2013
Route 202 and Allerman Road Oakland, New Jersey	Term expires November 9, 2027
10 E. Palisade Avenue, Englewood, New Jersey	Term expires July 31, 2022

The Bank operates a Drive In/Walk Up located at 2022 Stowe Street, Union, New Jersey, adjacent to a part of the Center Office facility.

On October 9, 2004, the Bank opened a 19,555 square foot office facility on Springfield Road in Union, New Jersey, which served as the Bank’s operations and data center until 2010. During the second quarter of 2010, the Corporation entered into a lease of its former operations facility under a direct financing lease. The lease has a 15 year term with no renewal options. According to the terms of the lease, the lessee has an obligation to purchase the property underlying the lease in either year seven, ten or fifteen at predetermined prices for those years as provided in the lease. The structure of the minimum lease payments and the purchase prices as provided in the lease provide an inducement to the lessee to purchase the property in year seven.

Item 3. Legal Proceedings

There are no significant pending legal proceedings involving the Corporation other than those arising out of routine operations. Management does not anticipate that the ultimate liability, if any, arising out of such proceedings will have a material effect on the financial condition or results of operations of the Corporation on a consolidated basis. Such statement constitutes a forward-looking statement under the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from this statement as a result of various factors, including the uncertainties arising in proving facts within the judicial process.

Item 3A. Executive Officers of the Registrant

The following table sets forth the name and age of each executive officer of the Parent Corporation, the period during which each such person has served as an officer of the Parent Corporation or the Bank and each such person’s business experience (including all positions with the Parent Corporation and the Bank) for the past five years:

Name and Age	Officer Since	Business Experience
Anthony C. Weagley Age – 51	1996 the Parent Corporation 1985 the Bank	President and Chief Executive Officer of the Parent Corporation (April 2008 – Present); President, Chief Executive Officer and Chief Financial Officer of the Parent Corporation (August 2007 – March 2008); President and Chief Executive Officer of the Bank (March 2008 – Present); President, Chief Executive Officer and Chief Financial Officer of the Bank (August 2007 – February 2008); Vice President & Treasurer of the Parent Corporation (1996 – August 2007); Senior Vice President & Cashier of the Bank (1996 – August 2007); Vice President & Cashier of the Bank (1991 – 1996)

Mark S. Cardone Age – 50	2001 the Parent Corporation 2001 the Bank	Vice President of the Parent Corporation and Senior Vice President & Branch Administrator of the Bank (2001 – Present)

Joseph D. Gangemi Age – 32	2008 the Parent Corporation 2004 the Bank	Vice President and Assistant Portfolio Manager of the Parent Corporation and the Bank (December 31, 2010 – Present): Executive Assistant to the Chief Executive Officer, Investor Relations Officer and Corporate Secretary of the Parent Corporation and the Bank (June 2008 – Present); Executive Assistant to the Chief Executive Officer and Investor Relations Officer of the Bank (January 2008 – June 2008); Executive Assistant to the Chief Executive Officer of the Bank (August 2007 – January 2008); Executive Assistant to the Chief Financial Officer of the Bank (August 2005 – August 2007)

John J. Lukens Age – 65	2009 the Parent Corporation 2004 the Bank	Vice President and Senior Credit Administrator of the Parent Corporation and Senior Vice President and Senior Credit Administrator of the Bank (December 2009 – December 2012); Vice President of the Bank (September 2004 – December 2009)

James W. Sorge Age – 60	2010 the Parent Corporation 2010 the Bank	Vice President and Compliance Officer of the Parent Corporation and Senior Vice President and Compliance Officer of the Bank (March 2010 – Present); Vice President and Director, PNC Global Investment Servicing (May 2008 – March 2010); Vice President, BSA/AML/OFAC Officer, Yardville National Bank (June 2005 – April 2008)

Name and Age	Officer Since	Business Experience
George J. Theiller Age – 62	2009 the Parent Corporation 2005 the Bank	Vice President and Senior Auditor of the Parent Corporation and Senior Vice President and Senior Auditor of the Bank (December 2009 – Present); Vice President and Senior Auditor of the Bank (April 2005 – December 2009)

Vincent N. Tozzi Age – 62	2011 the Parent Corporation 2011 the Bank	Vice President, Treasurer and Chief Financial Officer of the Parent Corporation (March 2011 – Present); Senior Vice President and Chief Financial Officer of the Bank (February 2011 – Present); Consultant to the Bank’s Financial Division (December 2010 – February 2011); Partner and Chief Financial Officer, Aztec Environmental Energy Management (January 2008 – Present); Senior Vice President and Chief Financial Officer of The Bank of Princeton (October 2006 – January 2008).

Arthur M. Wein Age – 62	2009 the Parent Corporation 2009 the Bank	Vice President and Chief Operating Officer of the Parent Corporation and Senior Vice President and Chief Operating Officer of the Bank (October 2009 – Present); Vice President and Business Development Officer of the Summit Region of the Bank (April 2009 – October 2009); President and Chief Executive Officer of UTZ Technologies, Inc. (manufacturer of thick film hybrid screens) (December 2003 – March 2009)

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for the Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities

Security Market Information

The common stock of the Parent Corporation is traded on the NASDAQ Global Select Market. The Corporation’s symbol is CNBC. As of December 31, 2012, the Corporation had 551 stockholders of record. This does not include beneficial owners for whom CEDE & Company or others act as nominees. On December 31, 2012, the closing sale price was $11.58.

The following table sets forth the high and low closing sales price, and the dividends declared, on a share of the Corporation’s common stock for the years ended December 31, 2012 and 2011. All amounts are adjusted for prior stock splits and stock dividends.

	Common Stock Price
	2012		2011		Common Dividends Declared
	High	Low	High	Low	2012	2011
Fourth Quarter	$11.93	$10.89	$10.00	$8.91	$0.055	$0.030
Third Quarter	11.99	10.82	10.93	8.51	0.055	0.030
Second Quarter	11.25	9.75	10.50	9.51	0.055	0.030
First Quarter	10.45	9.50	9.59	7.86	0.030	0.030
Total					$0.195	$0.120

Share Repurchase Program

Historically, repurchases have been made from time to time as, in the opinion of management, market conditions warranted, in the open market or in privately negotiated transactions. Shares repurchased were used for stock dividends and other issuances. No repurchases were made of the Parent Corporation’s common stock during 2012 or 2011.

On January 9, 2009, as part of the U.S. Department of the Treasury’s Troubled Asset Relief Program (“TARP”), the Parent Corporation entered into an agreement with the U.S. Treasury (the “Stock Purchase Agreement”) pursuant to which (i) the Parent Corporation issued and sold, and the U.S. Treasury purchased, 10,000 shares (the “Preferred Shares”) of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A, having a liquidation preference of $1,000 per share for an aggregate purchase price of $10 million in cash, and (ii) the Parent Corporation issued to the U.S. Treasury a ten-year warrant (the “Warrant”) to purchase up to 173,410 shares of the Parent Corporation’s common stock at an exercise price of $8.65 per share. As a result of the successful completion of a rights offering in October 2009, the number of shares underlying the warrant held by the U.S. Treasury was reduced to 86,705 shares or 50 percent of the original 173,410 shares. On September 15, 2011, the Corporation issued $11.25 million in nonvoting senior preferred stock to the Treasury under the Small Business Lending Fund Program. Simultaneously, the Corporation redeemed from the Treasury, all 10,000 outstanding shares of its Fixed Rate Cumulative Perpetual Preferred Stock, Series A, liquidation amount $1,000 per share, for a redemption price of $10,041,667, including accrued but unpaid dividends up to the date of redemption. On December 7, 2011, the Corporation repurchased the outstanding warrants. In the repurchase, the Corporation paid the U.S. Treasury $245,000 for the warrants.

Dividends

Federal laws and regulations contain restrictions on the ability of the Parent Corporation and Union Center National Bank to pay dividends. For information regarding restrictions on dividends, see Part I, Item 1, “Business — Dividend Limitations” and Part II, Item 8, “Financial Statements and Supplementary Data ”, Note 18 of the Notes to Consolidated Financial Statements.” Under the terms of the trust preferred securities issued by Center Bancorp, Inc. Statutory Trust II, the Parent Corporation can not pay dividends on its common stock if the Corporation defers payments on the junior subordinated debentures which provide the cash flow for the payments on the trust preferred securities. If the Parent Corporation fails to declare and pay dividends on the SBLF Preferred Stock in a given quarter, then during such quarter and for the next three quarters followings such missed dividend payment, the Parent Corporation may not pay dividends on, or repurchase, any common stock or any other securities that are Junior to (or in parity with) the SBLF Preferred Stock, except in very limited circumstances. Also under the terms of the SBLF Preferred Stock, the Parent Corporation may declare and pay dividends on its common stock or any other stock junior to the SBLF Preferred Stock, or repurchase shares of any such stock, only if after payment of such dividends or repurchase of such shares, the Parent Corporation’s Tier 1 Capital would be at least equal to the Tier 1 Dividend Threshold (as defined), excluding any subsequent net charge-offs and any redemption of the SBLF Preferred Stock.

Stockholders Return Comparison

Set forth on the following page is a line graph presentation comparing the cumulative stockholder return on the Parent Corporation’s common stock, on a dividend reinvested basis, against the cumulative total returns of the Standard & Poor’s Composite and the SNL Mid-Atlantic Bank Index for the period from January 1, 2008 through December 31, 2012.

COMPARE 5-YEAR CUMULATIVE TOTAL RETURN
AMONG CENTER BANCORP INC.,
S&P COMPOSITE AND SNL MID-ATLANTIC BANK INDEX

Assumes $100 invested on January 1, 2008
Assumes dividends reinvested
Year ended December 31, 2012

COMPARISON OF CUMULATIVE TOTAL RETURN OF ONE OR MORE
COMPANIES, PEER GROUPS, INDUSTRY INDEXES AND/OR BROAD MARKETS

	Fiscal Year Ending
Company/Index/Market	12/31/2007	12/31/2008	12/31/2009	12/31/2010	12/31/2011	12/31/2012
Center Bancorp, Inc.	100.00	76.78	86.38	80.11	97.23	117.05
S&P Composite	100.00	63.28	85.47	100.55	91.79	100.54
SNL Mid-Atlantic Bank Index	100.00	55.09	57.99	67.65	50.82	68.08

Item 6. Selected Financial Data

The following tables set forth selected consolidated financial data as of the dates and for the periods presented. The selected consolidated statement of financial condition data as of December 31, 2012 and 2011 and the selected consolidated summary of income data for the years ended December 31, 2012, 2011 and 2010 have been derived from our audited consolidated financial statements and related notes that we have included elsewhere in this Annual Report. The selected consolidated statement of financial condition data as of December 31, 2010, 2009 and 2008 and the selected consolidated summary of income data for the years ended December 31, 2009 and 2008 have been derived from audited consolidated financial statements that are not presented in this Annual Report.

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

On August 1, 2012, the Bank assumed all of the deposits and certain other liabilities and acquired certain assets of Saddle River Valley Bank. In this transaction, the Bank assumed $85.2 million in deposits and acquired $89.3 million in loans and securities from Saddle River Valley Bank. See Note 4 of the Notes to the Consolidated Financial Statements. The assumed liabilities and acquired assets are reflected in the table below for the year ended December 31, 2012. The Corporation’s results of operations for 2012 give effect to this acquisition from the date of the acquisition.

SUMMARY OF SELECTED STATISTICAL INFORMATION AND FINANCIAL DATA

	Years Ended December 31,
	2012	2011	2010	2009	2008
	(Dollars in Thousands, Except per Share Data)
Summary of Income
Interest income	$55,272	$51,927	$48,714	$51,110	$49,894
Interest expense	11,776	12,177	14,785	22,645	24,095
Net interest income	43,496	39,750	33,929	28,465	25,799
Provision for loan losses	325	2,448	5,076	4,597	1,561
Net interest income after provision for loan losses	43,171	37,302	28,853	23,868	24,238
Other income	7,210	7,478	2,472	3,906	2,644
Other expense	25,197	23,443	24,099	23,057	19,473
Income before income tax expense (benefit)	25,184	21,337	7,226	4,717	7,409
Income tax expense (benefit)	7,677	7,411	222	946	1,567
Net income	$17,507	$13,926	$7,004	$3,771	$5,842
Net income available to common stockholders	$17,226	$13,106	$6,423	$3,204	$5,842
Statement of Financial Condition Data
Investments available for sale	$496,815	$414,507	$378,080	$298,124	$242,714
Investments held to maturity	58,064	72,233	—	—	—
Loans held for sale	1,491	1,018	333	—	—
Total loans	889,672	754,992	708,111	719,606	676,203
Allowance for loan losses	10,237	9,602	8,867	8,711	6,254
Goodwill and other intangible assets	16,858	16,902	16,959	17,028	17,110
Total assets	1,629,765	1,432,738	1,207,385	1,195,488	1,023,293
Deposits	1,306,922	1,121,415	860,332	813,705	659,537
Borrowings	146,000	161,000	212,855	269,253	268,440
Stockholders’ equity	160,691	135,916	120,957	101,749	81,713
Dividends
Cash dividends on Common Stock	$2,778	$1,955	$1,800	$2,434	$4,675
Dividend payout ratio	16.13%	14.92%	28.02%	75.97%	80.02%
Cash Dividends Per Share
Cash dividends	$0.195	$0.12	$0.12	$0.18	$0.36
Earnings Per Share
Basic	$1.05	$0.80	$0.43	$0.24	$0.45
Diluted	$1.05	$0.80	$0.43	$0.24	$0.45
Weighted Average Common Shares Outstanding
Basic	16,340,197	16,295,761	15,025,870	13,382,614	13,048,518
Diluted	16,351,046	16,314,899	15,027,159	13,385,416	13,061,410
Operating Ratios
Return on average assets	1.14%	1.05%	0.59%	0.31%	0.58%
Average stockholders’ equity to average assets	9.73%	9.83%	9.38%	7.66%	8.28%
Return on average stockholders’ equity	11.69%	10.73%	6.30%	4.02%	7.03%
Return on average tangible stockholders’ equity (1)	13.18%	12.33%	7.44%	4.91%	8.86%
Book Value
Book value per common share	$9.14	$7.63	$6.83	$6.32	$6.29
Tangible book value per common share (1)	$8.11	$6.60	$5.79	$5.15	$4.97
Non-Financial Information
Common stockholders of record	551	563	592	605	640
Full-time equivalent staff	178	163	159	160	160

Notes to Selected Financial Data

(1)	Tangible book value per common share, which is a non-GAAP financial measure, is computed by dividing stockholders’ equity less preferred stock, goodwill and other intangible assets by common shares outstanding. The following table provides certain related reconciliations between Generally Accepted Accounting Principles (“GAAP”)measures (stockholders’ equity and book value per common share) and the related non-GAAP financial measures (tangible stockholders’ equity and tangible book value per common share):

	2012	2011	2010	2009	2008
	(Dollars in Thousands, Except per Share Data)
Common shares outstanding	16,347,915	16,332,327	16,289,832	14,572,029	12,991,312
Stockholders’ equity	$160,691	$135,916	$120,957	$101,749	$81,713
Less: Preferred Stock	11,250	11,250	9,700	9,619	—
Less: Goodwill and other intangible assets	16,858	16,902	16,959	17,028	17,110
Tangible Stockholders’ Equity	$132,583	$107,764	$94,298	$75,102	$64,603
Book value per common share	$9.14	$7.63	$6.83	$6.32	$6.29
Less: Goodwill and other intangible assets	1.03	1.03	1.04	1.17	1.32
Tangible Book Value per Common Share	$8.11	$6.60	$5.79	$5.15	$4.97

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

	2012	2011	2010	2009	2008
	(Dollars in Thousands)
Net income	$17,507	$13,926	$7,004	$3,771	$5,842
Average stockholders’ equity	$149,714	$129,838	$111,136	$93,850	$83,123
Less: Average goodwill and other intangible assets	16,879	16,930	16,993	17,069	17,158
Average Tangible Stockholders’ Equity	$132,835	$112,908	$94,143	$76,781	$65,965
Return on average stockholders’ equity	11.69%	10.73%	6.30%	4.02%	7.03%
Add: Average goodwill and other intangible assets	1.49	1.61	1.14	0.89	1.83
Return on Average Tangible Stockholders’ Equity	13.18%	12.33%	7.44%	4.91%	8.86%

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

Other-Than-Temporary Impairment of Securities

Securities are evaluated on at least a quarterly basis, and more frequently when market conditions warrant such an evaluation, to determine whether a decline in their value is other-than-temporary. FASB ASC 320-10-65, clarifies the interaction of the factors that should be considered when determining whether a debt security is other-than-temporarily impaired. For debt securities, management must assess whether (a) it has the intent to sell the security and (b) it is more likely than not that it will be required to sell the security prior to its anticipated recovery. These steps are done before assessing whether the entity will recover the cost basis of the investment. Previously, this assessment required management to assert that it had both the intent and the ability to hold a security for a period of time sufficient to allow for anticipated recovery in fair value to avoid recognizing an other-than-temporary impairment. This change does not affect the need to forecast recovery of the value of the security through either cash flows or market price.

In instances when a determination is made that an other-than-temporary impairment exists but the investor does not intend to sell the debt security and it is not more likely than not that it will be required to sell the debt security prior to its anticipated recovery, FASB ASC 320-10-65 changes the presentation and amount of the other-than-temporary impairment recognized in the income statement. The other-than-temporary impairment is separated into (a) the amount of the total other-than-temporary impairment related to a decrease in cash flows expected to be collected from the debt security (the credit loss) and (b) the amount of the total other-than-temporary impairment related to all other factors. The amount of the total other-than-temporary impairment related to the credit loss is recognized through earnings. The amount of the total other-than-temporary impairment related to all other factors is recognized in other comprehensive income. Impairment charges on certain investment securities of approximately $870,000 were recognized in earnings during the year ended December 31, 2012. Of this amount, $68,000 related to a pooled trust preferred security (or “TRUP”), $484,000 related to a variable rate private label collateralized mortgage obligation (“CMO”) and $318,000 related to principal losses on a variable rate private label CMO. The Corporation’s approach to determining whether or not other-than-temporary impairment exists for any of these investments was consistent with the accounting guidance in effect at that time. For the year ended December 31, 2012, the Corporation primarily relied upon the guidance in FASB ASC 320-10-65, FASB ASC 820-10-65 and FASB ASC 310-10-35. Additional information can be found in Note 5 of the Notes to Consolidated Financial Statements.

Impairment charges on certain investment securities of approximately $342,000 were recognized during the year ended December 31, 2011. Of this amount, $18,000 related to a variable rate private label collateralized mortgage obligation (“CMO”) and $324,000 in principal losses on a variable rate private label CMO. The Corporation’s approach to determining whether or not other-than-temporary impairment exists for any of these investments was consistent with the accounting guidance in effect at that time. For the year ended December 31, 2011, the Corporation primarily relied upon the guidance in FASB ASC 320-10-65, FASB ASC 820-10-65 and FASB ASC 325-10-35.

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

Fluctuations in the actual outcome of these future tax consequences could impact the Corporation’s consolidated financial condition or results of operations. Notes 1 (under the caption “Use of Estimates”) and 12 of the Notes to Consolidated Financial Statements include additional discussion on the accounting for income taxes.

Goodwill

The Corporation adopted the provisions of FASB ASC 350-10-05, which requires that goodwill be reported separate from other intangible assets in the Consolidated Statements of Condition and not be amortized but tested for impairment annually or more frequently if impairment indicators arise for impairment. No impairment charge was deemed necessary for the years ended December 31, 2012 and 2011.

Fair Value of Investment Securities

In October 2008, the FASB issued FASB ASC 820-10-35, to clarify the application of the provisions of FASB ASC 820-10-05 in an inactive market and how an entity would determine fair value in an inactive market. Changes in the Corporation’s methodology occurred for the quarter ended June 30, 2009 as new accounting guidance was released in April of 2009 with mandatory adoption required in the second quarter. The Corporation relied upon the guidance in FASB ASC 820-10-65 when determining fair value for the Corporation’s pooled trust preferred securities and private issue corporate bond. See Note 19 of the Notes to Consolidated Financial Statements, Fair Value Measurements and Fair Value of Financial Instruments, for further discussion.

Introduction

The following introduction to Management’s Discussion and Analysis highlights the principal factors that contributed to the Corporation’s earnings performance in 2012.

The year 2012 was challenging not only for the banking industry in general but also for the Corporation in particular. The current domestic economic issues, ongoing global financial uncertainty and continued headwinds from new regulatory requirements created challenges to financial institutions both domestically and abroad. Interest rates in 2012 and 2011 were reflective of significantly lower short-term interest rates, as the Federal Reserve maintained its policy stance and continued to expand monetary policy with Quantitative Easing 3, or QE3, to further stimulate the economy and employment. As a result, the Federal Reserve kept overnight borrowing rates at zero to 25 basis points throughout 2012. Short-term interest rates remained lower than longer term rates, resulting in a somewhat improved steepening of the yield curve. Historically, such an improvement in yield curve has benefitted the Corporation’s net interest income, which is the Corporation’s primary source of income.

The Corporation was proactive with its balance sheet strategies throughout 2012 in order to reduce further exposure to interest rates through a reduction in higher cost funding and non-core balances in the deposit mix coupled with an improvement in the earning asset mix. The Corporation’s progress in growing and improving its balance sheet earning asset mix has helped to expand its spread and margin.

The Corporation’s net income in 2012 was $17.5 million or $1.05 per fully diluted common share, compared with net income of $13.9 million or $0.80 per fully diluted common share in 2011. The growth in earnings performance in 2012 (as well as in 2011) was primarily attributable to earnings from core operations. Earnings for 2012 and associated operating performance was characterized by solid revenue growth, strong organic loan generation and a continuation of our stable and favorable asset quality profile. Earnings were positively impacted by growth in net interest income, primarily from an increase in the average balance of earning assets of $216.7 million, which was partially offset by a decline of 40 basis points in yield. The decline in yield on earning assets was somewhat offset by a decline of 20 basis points from a lower cost of funds as compared to 2011, and reductions in loan loss provisions, OREO expense, FDIC insurance, OCC assessments and operating overhead.

For the year ended December 31, 2012, net interest income on a fully taxable equivalent basis amounted to $45.4 million, compared to $40.6 million for the same period in 2011. For 2012, interest income increased by $4.4 million while interest expense decreased by $401,000 from last year. Compared to 2011, for 2012, as noted above average interest earning assets increased $216.7 million while net interest spread and margin decreased on a tax-equivalent basis by 20 basis points and 21 basis points, respectively. For 2012, the Corporation’s net interest margin decreased to 3.32 percent as compared to 3.53 percent for 2011.

Net interest margins reflected improvement in the fourth quarter of 2012, as prior action on reducing the cost of funds coupled with offsetting compression primarily as result of a continued high liquidity pool carried during the periods took root and started to abate further compression. The Corporation still expects an improvement in margin, principally given the continued volume of asset deployment into loans from cash and elimination of temporary factors holding the margin down.

Total non-interest income declined as a percentage of total revenue, which is the sum of interest income and non-interest income, in 2012 largely due to a reduction in net securities gains; $2.0 million in 2012 as compared to $3.6 million in net securities gains in 2011. For the twelve months ended December 31, 2012, total other income decreased $268,000 as compared with the twelve months ended December 31, 2011, from $7.5 million to $7.2 million. Excluding net securities gains and losses and the bargain gain on acquisition of $899,000 in the respective periods, the Corporation recorded total other income of $4.3 million and $3.8 million in the twelve months ended December 31, 2012 and 2011, respectively.

For the twelve months ended December 31, 2012, total other expense increased $1.8 million, or 7.5 percent, compared to the year ended December 31, 2011. Excluding a repurchase agreement termination fee and acquisition cost, the increase was $260,000 and 1.1 percent. Increases primarily included salaries and employee benefits of $1.0 million, $40,000 in occupancy and equipment, $55,000 in marketing and advertising and $107,000 in computer expense. These increases were partially offset by decreases of $558,000 in FDIC insurance expense, $79,000 in professional and consulting fees, $19,000 in stationery and printing expense, $248,000 in OREO expense and $82,000 in all other expenses. The Corporation’ s efficiency ratio for the twelve months ended December 31, 2012 was 46.9 percent as compared to 53.7 percent in 2011.

Our continued performance put the Corporation at a competitive advantage while the competition for deposits in the Corporation’s marketplace remained intense. The Corporation expanded its client base and market share, as customers seek safety through high quality organizations to satisfy liquidity and safety and soundness ,which became paramount in light of the protracted financial crisis. With that competitive advantage, the Corporation continues to move forward with momentum in expanding our presence in key markets. With the acquisition of Saddle River Valley Bank and the opening of our Englewood office, we are working to solidify and expand the service relationship with our new customers. We remain excited by the potential to create incremental shareholder value from our strategic growth. We believe that this type of sequential earnings performance demonstrates the Corporation’s commitment to achieving meaningful growth in earnings performance, an essential component of providing consistent and favorable long-term returns to our shareholders. However, while we continue to see an improvement in balance sheet strength and core earnings performance, we still remain cautious about the credit stability of the broader markets.

Total assets at December 31, 2012 were $1.630 billion, an increase of 13.8 percent from assets of $1.433 billion at December 31, 2011. The increase in assets reflects the growth of $134.7 million in our loan portfolio as the Corporation continued to expand its client base and loan production, deploying cash from increased deposit production into a more efficient earning asset mix. The growth in the earning asset portfolio was funded primarily through deposit growth of $185.5 million, which also resulted in increases in loans net of the allowance for loan losses and loans available for sale of $134.0 million. The Corporation has made a concerted effort to reduce non-core balances and, as mentioned in the preceding sentence, its uninvested cash position decreased by $5.0 million in 2012. Additionally, there has been a concerted effort to reduce higher costing retail deposits.

Loan demand continued to expand in 2012. Overall, the portfolio increased year over year by approximately $134.7 million or 17.8 percent from 2011. Demand for both commercial loans and real estate loans prevailed throughout the year in the Corporation’s market in New Jersey, despite the economic climate at both the state and national levels. The Corporation is encouraged by loan demand and positive momentum is expected to continue in growing that segment of earning assets in 2013. However, the Corporation continues to remain concerned with the credit stability of the broader markets due to the weakened economic climate and continues to maintain a conservative credit culture and at the same time, we continue to cautiously maintain our reserves for any potential future loan losses. At December 31, 2012, the Corporation had $244.9 million in overall undisbursed loan commitments, which includes largely unused commercial lines of credit, home equity lines of credit and available usage from active construction facilities. Included in the overall undisbursed commitments are the Corporation's "Approved, Accepted but Unfunded" pipeline, which includes approximately $58.1 million in commercial and commercial real estate loans and $10.9 million in residential mortgages expected to fund over the next 90 days.

Asset quality remains high and a primary focus of the Corporation. Even so, the stability of the economy and credit markets remains uncertain and as such, has had an impact on certain credits within our portfolio. Despite that, the Corporation’s asset quality continues to improve and our actions in 2012 related to asset quality have placed us near the top of all publicly traded banks and thrifts in the state of New Jersey. At December 31, 2012, non-performing assets totaled $5.0 million or 0.31 percent of total assets, a decline from $8.5 million or 0.59 percent at December 31, 2011. The decrease in non-performing assets from December 31, 2011 was achieved notwithstanding the addition of several new residential loans (totaling approximately $1.2 million) and commercial loans (totaling approximately $1.0 million) into non-performing status. This was more than offset by decreases from pay-downs of $1.7 million, total charge-offs of $175,000 of existing loans, and the transfer to performing troubled debt restructuring from non-accrual status of $1.3 million.

At December 31, 2012, the total allowance for loan losses amounted to approximately $10.2 million, or 1.15 percent of total loans. The allowance for loan losses as a percent of total non-performing loans amounted to 278.9 percent at December 31, 2012 and 121.5 percent at December 31, 2011. This increase in the ratio from December 31, 2011 to December 31, 2012 was due to the decrease in the level of non-performing assets, along with an increase in the allowance for loan loss from $9.6 million at December 31, 2011.

Deposit grew strongly during 2012, with total deposits of $1.3 billion at December 31, 2012, increasing $185.5 million, or 16.5%, since December 31, 2011. Total Demand, Savings, Money Market, and certificates of deposit less than $100,000 increased $212.7 million or 21.6% from December 31, 2011, underscoring the strength of core growth. These increases were attributable to continued core deposit growth in overall segments of the deposit base, as well as in niche areas, such as municipal government, private schools and universities, together with the Saddle River Valley Bank transaction. Time certificates of deposit of $100,000 or more at December 31, 2012, decreased by $27.2 million or 19.7% from December 31, 2011.

Total stockholders’ equity increased 18.2 percent in 2012 to $160.7 million, and represented 9.86 percent of total assets at year-end. Book value per common share (total common stockholders’ equity divided by the number of shares outstanding) increased to $9.14 as compared with $7.63 a year ago, primarily as a result of earnings of $17.5 million in 2012. Tangible book value per common share (which excludes goodwill and other intangibles from common stockholders’ equity) increased to $8.11 from $6.60 a year ago; see Item 6 of this Annual Report on Form 10-K for a reconciliation of tangible book value (which is a non-GAAP financial measure) to book value. Return on average tangible stockholders’ equity for the year ended December 31, 2012 was 13.18 percent compared to 12.33 percent for 2011. This increase was attributable to higher earnings in 2012 compared with 2011 partially offset by higher average equity due primarily to benefit from the capital received under the SBLF program. The Tier I Leverage capital ratio decreased to 9.02 percent of total assets at December 31, 2012, as compared with 9.29 percent at December 31, 2011, as an increase in retained earnings was offset by the increased asset base in 2012.

The Corporation’s capital base includes the $11.25 million of capital received from the U.S. Treasury under the Small Business Lending Fund Program in 2011 and simultaneously, using the proceed from the issuance of SBLF preferred stock to redeem the $10 million of capital received from the U.S. Treasury under TARP. It also includes $5.2 million in subordinated debentures at December 31, 2012 and December 31, 2011. This issuance of $5.0 million in floating rate MMCapS(SM) Securities occurred on December 19, 2003. These securities presently are included as a component of Tier I capital for regulatory capital purposes. In accordance with FASB ASC 810, these securities are classified as subordinated debentures on the Corporation’s Consolidated Statements of Condition.

The Corporation’s risk-based capital ratios at December 31, 2012 were 11.39 percent for Tier I capital and 12.22 percent for total risk-based capital. Total Tier I capital increased to approximately $143.8 million at December 31, 2012 from $129.4 million at December 31, 2011. The increase in Tier I capital primarily reflects earnings.

At December 31, 2012, the Corporation's capital ratios continued to exceed the minimum Federal requirements for a bank holding company, and Union Center National Bank's capital ratios continued to exceed each of the minimum levels required for classification as a "well capitalized institution" under the Federal Deposit Insurance Corporation Improvement Act ("FDICIA").

The following sections discuss the Corporation’s Results of Operations, Asset and Liability Management, Liquidity and Capital Resources.

Results of Operations

Net income for the year ended December 31, 2012 was $17,507,000 as compared to $13,926,000 earned in 2011 and $7,004,000 earned in 2010, an increase of 25.7 percent from 2011 to 2012. For 2012, the basic and fully diluted earnings per common share was $1.05 per share as compared with $0.80 per share in 2011 and $0.43 per share in 2010.

For the year ended December 31, 2012, the Corporation’s return on average stockholders’ equity (“ROE”) was 11.69 percent and its return on average assets (“ROA”) was 1.14 percent. The Corporation’s return on average tangible stockholders’ equity (“ROATE”) was 13.18 percent for 2012. The comparable ratios for the year ended December 31, 2011, were ROE of 10.73 percent, ROA of 1.05 percent, and ROATE of 12.33 percent. See the discussion and reconciliation of ROATE, which is a non-GAAP financial measure, under Item 6 of this Annual Report on Form 10-K.

Earnings for 2012 benefitted from increases in net interest income and one time increases to non interest income and from decreases in the provision for loan loss. The increase in non-interest expenses was due to increases in salaries and benefits, occupancy expenses, marketing and advertising expenses and computer expenses, together with costs related to the acquisition of Saddle River Valley Bank and repurchase agreement prepayment and termination fees to terminate certain fixed rate long-term borrowings from Citi Global Market and the FHLB. These increases were partially offset by reductions in FDIC insurance, OREO expenses and professional and consulting expenses.

Net Interest Income

The following table presents the components of net interest income on a tax-equivalent basis for the past three years

	2012			2011			2010
	Amount	Increase (Decrease) from Prior Year	Percent Change	Amount	Increase (Decrease) from Prior Year	Percent Change	Amount	Increase (Decrease) from Prior Year	Percent Change
	(Dollars in Thousands)
Interest income:
Investment available-for-sale	$15,067	$1,018	7.25	$14,049	$2,990	27.04	$11,059	$(3,279)	(2.29)
Investment held-to-maturity	2,713	743	37.72	1,970	1,970	100.00	—	—	—
Loans, including fees	38,921	2,601	7.16	36,320	(880)	(2.37)	37,200	449	1.22
Other interest-bearing deposits	8	8	—	—	—	—	—	—	—
Restricted investment in bank stocks	452	(12)	(2.59)	464	(104)	(18.31)	568	37	6.97
Total interest income	57,161	4,358	8.25	52,803	3,976	8.14	48,827	(2,793)	(5.41)
Interest expense:
Deposits	5,408	(112)	(2.03)	5,520	(486)	(8.09)	6,006	(6,302)	(51.20)
Borrowings	6,368	(289)	(4.34)	6,657	(2,122)	(24.17)	8,779	(1,558)	(15.07)
Total interest expense	11,776	(401)	(3.29)	12,177	(2,608)	(17.64)	14,785	(7,860)	(34.71)
Net interest income on a fully tax-equivalent basis	45,385	4,759	11.71	40,626	6,584	19.34	34,042	5,067	17.49
Tax-equivalent adjustment	(1,889)	(1,013)	(115.64)	(876)	(763)	675.22	(113)	397	(77.84)
Net interest income	$43,496	$3,746	9.42	$39,750	$5,821	17.16	$33,929	$5,464	19.20

Note: The tax-equivalent adjustment was computed based on an assumed statutory Federal income tax rate of 35 percent for 2012 and 34 percent for 2011 and 2010. Adjustments were made for interest earned on tax-advantaged instruments.

Historically, the most significant component of the Corporation’s earnings has been net interest income, which is the difference between the interest earned on the portfolio of earning assets (principally loans and investments) and the interest paid for deposits and borrowings, which support these assets. There were several factors that affected net interest income during 2012, including the volume, pricing, mix and maturity of interest-earning assets and interest-bearing liabilities and interest rate fluctuations.

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

Net interest income, on a fully tax-equivalent basis, for the year ended December 31, 2012 increased $4.8 million, or 11.7 percent, to $45.4 million, from $40.6 million for 2011. The Corporation’s net interest margin decreased 21 basis points to 3.32 percent from 3.53 percent. From 2010 to 2011, net interest income on a tax equivalent basis increased by $6.6 million and the net interest margin increased by 23 basis points. During 2012, our net interest margin was positively impacted by increases in the investment portfolio and net loans funded by increases in core deposits, a decrease in high yielding time deposits in excess of $100,000 and reductions in borrowings. These factors were offset, however, by lower rates earned on our loans and investments, resulting in an overall decline in our net interest margin.

The change in net interest income from 2011 to 2012 was attributable in part to the reduction in short-term interest rates that have remained at historic low levels throughout 2012 coupled with a sustained steepening of the interest rate yield curve. In light of the financial crisis, the Corporation experienced growth of $47.9 million in non-interest bearing deposits during 2012 and, $164.8 million in savings, money market and time deposits under $100,000 during 2012 as customers’ desire for safety and liquidity remained paramount in light of their overall investment concerns. During 2012, the Corporation made a concerted effort to reduce non-core, single service deposits, and accordingly its uninvested cash position, had an adverse impact on the Corporation’s net interest margin during 2012. During the twelve months ended December 31, 2012, the Corporation’s net interest spread declined by 20 basis points as a 40 basis point decrease in the average yield on interest-earning assets was not quite offset by a 20 basis point decrease in the average interest rates paid on interest-bearing liabilities.

For the year ended December 31, 2012, average interest-earning assets increased by $216.7 million to $1.4 billion, as compared with the year ended December 31, 2011. The 2012 change in average interest-earning asset volume was primarily due to increased investment volume and increased loan volume. Increased average investment volume in 2012 was funded primarily by the increased deposit growth. Average interest-bearing liabilities increased by $168.3 million, due primarily to an increase in interest bearing deposits of $201.7 million partially offset by decreases in borrowings of $33.4 million.

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

The factors underlying the year-to-year changes in net interest income are reflected in the tables presented on pages 37 and 39 , each of which have been presented on a tax-equivalent basis (assuming a 35 percent tax rate for 2012 and 34 percent for 2011 and 2010). The table on page 41 (Average Statements of Condition with Interest and Average Rates) shows the Corporation’s consolidated average balance of assets, liabilities and stockholders’ equity, the amount of income produced from interest-earning assets and the amount of expense incurred from interest-bearing liabilities, and net interest income as a percentage of average interest-earning assets.

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

Analysis of Variance in Net Interest Income Due to Volume and Rates

	2012/2011 Increase (Decrease) Due to Change in:			2011/2010 Increase (Decrease) Due to Change in:
	Average Volume	Average Rate	Net Change	Average Volume	Average Rate	Net Change
	(Dollars in Thousands)
Interest-earning assets:
Investment securities:
Available for sale
Taxable	$1,294	$(2,368)	$(1,074)	$1,885	$(55)	$1,830
Non-Taxable	1,770	322	2,092	1,181	(21)	1,160
Held to maturity
Taxable	335	(320)	15	887	—	887
Non-Taxable	702	26	728	1,083	—	1,083
Loans, net of unearned discount	5,296	(2,695)	2,601	510	(1,390)	(880)
Other interest-bearing deposits	8	—	8	—	—	—
Restricted investment in bank stocks	(3)	(9)	(12)	(59)	(45)	(104)
Total interest-earning assets	9,402	(5,044)	4,358	5,487	(1,511)	3,976
Interest-bearing liabilities:
Money market deposits	767	(220)	547	461	(305)	156
Savings deposits	54	(292)	(238)	77	(368)	(291)
Time deposits	(347)	(26)	(373)	158	(567)	(409)
Other interest-bearing deposits	277	(325)	(48)	314	(256)	58
Borrowings and subordinated debentures	(1,236)	947	(289)	(1,701)	(421)	(2,122)
Total interest-bearing liabilities	(485)	84	(401)	(691)	(1,917)	(2,608)
Change in net interest income	$9,887	$(5,128)	$4,759	$6,178	$406	$6,584

Interest income on a fully tax-equivalent basis for the year ended December 31, 2012 increased by approximately $4.4 million or 8.3 percent as compared with the year ended December 31, 2011. This increase was due primarily to increases in the balances of the Corporation’s loan and investment securities portfolios offset in part by a decline in rates due to the actions taken by the Federal Reserve to maintain historically low market interest rates.

The Corporation’s loan portfolio increased on average $102.6 million to $815.5 million from $712.9 million in 2011, primarily driven by growth in commercial loans and commercial real estate.

The loan portfolio represented approximately 59.6 percent of the Corporation’s interest-earning assets (on average) during 2012 and 61.9 percent for 2011. Average investment securities increased during 2012 by $111.4 million compared to 2011 as the Corporation has continued to increase its concentration in tax-exempt securities and focused on purchases of lower risk-based mortgage backed securities. The average yield on interest-earning assets decreased from 4.58 percent in 2011 to 4.18 percent in 2012.

The increase in the average volume on total interest-earning assets created an increase in interest income of $9.4 million, as compared with a decrease of $5.0 million attributable to rate decreases in most interest-earning assets.

Interest income (fully tax-equivalent) increased by $4.0 million from 2010 to 2011 primarily due to an increase in balances of the Corporation’s investment securities portfolios offset in part by a decline in rates due to the actions taken by the Federal Reserve to lower market interest rates.

The Federal Open Market Committee (“FOMC”) kept the Federal Funds target rate at zero to 0.25 percent throughout 2012. This action by the FOMC allowed the Corporation to reduce liability costs throughout 2012.

Interest expense for the year ended December 31, 2012 was principally impacted by volume related factors. The rate related changes resulted in decreased expense on most interest-bearing deposits and borrowings in 2012. For the year ended December 31, 2012, interest expense decreased $401,000 or 3.3 percent as compared with 2011, principally reflecting a reduction in the volume of borrowings. During 2012, the Corporation continued to lower rates in concert with the decline in market benchmark rates. The result was an improvement in the Corporation’s cost of funds but that was not enough to offset a decrease in the rates earned on interest earning assets resulting in a decrease in the net interest spread. Average interest-bearing liabilities increased $168.3 million; the growth was represented in all deposit categories, except time deposits, as the flight to quality continued as depositors sought the safety of FDIC insurance.

For the year ended December 31, 2011, interest expense decreased $2.6 million or 17.6 percent as compared with 2010. The Corporation’s net interest spread on a tax-equivalent basis (i.e., the average yield on average interest-earning assets, calculated on a tax equivalent basis, minus the average rate paid on interest-bearing liabilities) decreased 20 basis points to 3.19 percent in 2012 from 3.39 percent for the year ended December 31, 2011. The decrease in 2012 reflected a decline of spreads between yields earned on loans and investments and rates paid for supporting funds. During 2012, spreads declined due in part to monetary policy maintained by the FOMC keeping the Federal funds rate at zero to 0.25 percent throughout 2012 coupled with a steepening of the yield curve that occurred during 2012.

The net interest spread increased 26 basis points in 2011 as compared with 2010, primarily as a result of an expansion of spreads between yields earned on loans and investments and rates paid for supporting funds. During 2011, spreads improved due in part to monetary policy maintained by the FOMC keeping the Federal funds rate at zero to 0.25 percent throughout 2011 coupled with a steepening of the yield curve that occurred during 2011.

The cost of total average interest-bearing liabilities decreased to 0.99 percent, a decrease of 20 basis points, for the year ended December 31, 2012, from 1.19 percent for the year ended December 31, 2011, which followed a decrease of 42 basis points from 1.61 percent for the year ended December 31, 2010.

The contribution of non-interest-bearing sources (i.e., the differential between the average rate paid on all sources of funds and the average rate paid on interest-bearing sources) decreased to 14 basis points, a decrease of 2 basis points in 2012 from 2011. Comparing 2011 and 2010, there was a decrease of 5 basis points to 16 basis points on average from 21 basis points on average during the year ended December 31, 2010.

The following table, “Average Statements of Condition with Interest and Average Rates”, presents for the years ended December 31, 2012, 2011 and 2010, the Corporation’s average assets, liabilities and stockholders’ equity. The Corporation’s net interest income, net interest spreads and net interest income as a percentage of interest-earning assets (net interest margin) are also reflected.

AVERAGE STATEMENTS OF CONDITION WITH INTEREST AND AVERAGE RATES

	Years Ended December 31,
	2012			2011			2010
(Tax-Equivalent Basis)	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
	(Dollars in Thousands)
ASSETS
Interest-earning assets:
Investment securities: (1)
Available for sale
Taxable	$399,739	$11,482	2.87%	$359,939	$12,556	3.49%	$305,927	$10,726	3.51%
Non-taxable	77,069	3,585	4.65%	28,067	1,493	5.32%	5,880	333	5.66%
Held to maturity
Taxable	33,707	902	2.68%	23,041	887	3.85%	—	—	—%
Non-taxable	30,824	1,811	5.88%	18,869	1,083	5.74%	—	—	—%
Loans, net of unearned income: (2)	815,501	38,921	4.77%	712,895	36,320	5.09%	708,425	37,200	5.25%
Other interest-bearing deposits	2,766	8	0.29%	—	—	—%	—	—	—%
Restricted investment in bank stocks	9,120	452	4.96%	9,185	464	5.05%	10,293	568	5.52%
Total interest-earning assets	1,368,726	57,161	4.18%	1,151,996	52,803	4.58%	1,030,525	48,827	4.74%
Non-interest-earning assets:
Cash and due from banks	100,469			99,607			81,681
Bank owned life insurance	30,668			28,405			27,045
Intangible assets	16,879			16,930			16,993
Other assets	31,703			33,984			36,817
Allowance for loan losses	(9,972)			(9,660)			(8,579)
Total non-interest earning assets	169,747			169,266			153,957
Total assets	$1,538,473			$1,321,262			$1,184,482
LIABILITIES & STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Money market deposits	$372,140	$1,643	0.44%	$204,664	$1,096	0.54%	$127,614	$940	0.74%
Savings deposits	190,744	697	0.37%	179,759	935	0.52%	168,591	1,226	0.73%
Time deposits	189,060	1,901	1.01%	223,560	2,274	1.02%	210,565	2,683	1.27%
Other interest-bearing deposits	279,631	1,167	0.42%	221,839	1,215	0.55%	169,479	1,157	0.68%
Short-term and long-term borrowings	156,905	6,200	3.95%	190,343	6,497	3.41%	239,777	8,568	3.57%
Subordinated debentures	5,155	168	3.26%	5,155	160	3.10%	5,155	211	4.09%
Total interest-bearing liabilities	1,193,635	11,776	0.99%	1,025,320	12,177	1.19%	921,181	14,785	1.61%
Non-interest-bearing liabilities:
Demand deposits	182,642			159,059			142,364
Other liabilities	12,482			7,045			9,801
Total non-interest-bearing liabilities	195,124			166,104			152,165
Stockholders’ equity	149,714			129,838			111,136
Total liabilities and stockholders’ equity	$1,538,473			$1,321,262			$1,184,482
Net interest income (tax-equivalent basis)		45,385			40,626			34,042
Net interest spread			3.19%			3.39%			3.13%
Net interest income as percent of earning assets (margin)			3.32%			3.53%			3.30%
Tax-equivalent adjustment (3)		(1,889)			(876)			(113)
Net interest income		$43,496			$39,750			$33,929

(1)	Average balances for available-for-sale securities are based on amortized cost.

(2)	Average balances for loans include loans on non-accrual status.
(3)	The tax-equivalent adjustment was computed based on a statutory Federal income tax rate of 35 percent for 2012 and 34 percent for 2011 and 2010.

Investment Portfolio

For the year ended December 31, 2012, the average volume of investment securities increased by $111.4 million to approximately $541.3 million or 39.5 percent of average earning assets, from $429.9 million on average, or 37.3 percent of average earning assets, in 2011. At December 31, 2012, the total investment portfolio amounted to $554.9 million, an increase of $68.1 million from December 31, 2011. The increase at year-end and average volume of investment securities reflects the fact that with the strong deposit growth experienced during 2012 and large buildup of liquidity, the Corporation continued to prudently expand the size of its investment portfolio in an effort to deploy excess cash into earning assets. At December 31, 2012, the principal components of the investment portfolio are U.S. Treasury and Government Agency Obligations, Federal Agency Obligations including mortgage-backed securities, Obligations of U.S. states and political subdivision, Corporate bonds and notes, and other debt and equity securities.

During the year ended December 31, 2012, volume related factors increased investment revenue by $4.1 million, while rate related factors decreased investment revenue by $2.3 million. The tax-equivalent yield on investments decreased by 45 basis points to 3.28 percent from a yield of 3.73 percent during the year ended December 31, 2011. The increase in the investment portfolio resulted from the large buildup of liquidity, which caused the Corporation to prudently expand the size of its investment portfolio in an effort to deploy excess cash into earning assets. The yield on the portfolio decreased compared to 2011 due primarily to declines in rates earned on both taxable and tax exempt securities.

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

The Corporation owns one pooled trust preferred security (“Pooled TRUPS”), which consists of securities issued by financial institutions and insurance companies. The Corporation holds the mezzanine tranche of these securities. Senior tranches generally are protected from defaults by over-collateralization and cash flow default protection provided by subordinated tranches, with senior tranches having the greatest protection and mezzanine tranches subordinated to the senior tranches. During 2012, Pooled TRUP, ALESCO VII, incurred its fourteenth interruption of cash flow payments to date. Management reviewed the expected cash flow analysis and credit support to determine if it was probable to that all principal and interest would be repaid, and recorded an other-than-temporary impairment charge of $68,000 for the twelve months ended December 31, 2012. The new cost basis for this security had been written down to $830,000. The other Pooled TRUPS, ALESCO VI was sold in November 2012 and the Corporation incurred a loss on the sale of $18,000, and had no impairment charge for the twelve months ended December 31, 2012.

The Corporation owns one variable rate private label collateralized mortgage obligation (CMO), which was also evaluated for impairment. Management had applied aggressive default rates to identify if any credit impairment exists, as this bond was downgraded to below investment grade. The Corporation recorded $318,000 in principal losses and a $484,000 other-than-temporary impairment charge on this bond in 2012, subsequently, the bond was sold. The new cost basis for this security had been written down to $2.1 million. The Corporation recorded $324,000 in principal losses on 3 of these bonds and $18,000 other-than-temporary charge in 2011.

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

At December 31, 2012, the net unrealized gain carried as a component of accumulated other comprehensive income and included in stockholders’ equity, net of tax, amounted to a net unrealized gain of $8.8 million as compared with a net unrealized loss of $2.2 million at December 31, 2011, resulting from changes in market conditions and interest rates at December 31, 2012. As a result of the inactive condition of the markets amidst the financial crisis, the Corporation elected to treat certain securities under a permissible alternate valuation approach at December 31, 2012 and 2011. For additional information regarding the Corporation’s investment portfolio, see Note 5, Note 15 and Note 19 of the Notes to the Consolidated Financial Statements.

During 2012, securities sold from the Corporation’s available-for-sale portfolio amounted to $130.1 million, as compared with $254.8 million in 2011. The gross realized gains on securities sold amounted to approximately $2,905,000 in 2012 compared to $4,045,000 in 2011, while the gross realized losses, which included impairment charges of $870,000, amounted to approximately $893,000 in 2012 compared to $411,000 in 2011. During 2012, the Corporation recorded an other-than-temporary charge of $68,000 on the Pooled TRUP, ALESCO VII, a $484,000 other-than-temporary charge on a variable rate private label CMO and $318,000 in principal losses on the same variable rate private label CMO. During 2011, the Corporation recorded an $18,000 other-than-temporary charge on a variable rate private label CMO and $324,000 in principal losses on this variable rate private label CMO.

The varying amount of sales from the available-for-sale portfolio over the past few years, and the significant volume of such sales in 2011, reflect the significant volatility present in the market. Given the historic low interest rates prevalent in the market, it is necessary for the Corporation to protect itself from interest rate exposure. Securities that once appeared to be sound investments can, after changes in the market, become securities that the Corporation has the flexibility to sell to avoid losses and mismatches of interest-earning assets and interest-bearing liabilities at a later time.

The table below illustrates the maturity distribution and weighted average yield on a tax-equivalent basis for investment securities at December 31, 2012, on a contractual maturity basis.

	Due in 1 year or less		Due after 1 year through 5 years		Due after 5 years through 10 years		Due after 10 years		Total
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Market Value
(Dollars in thousands)
Investment Securities Available-for-Sale
U.S. Treasury and Agency Securities	$—	—%	$—	—%	$11,870	1.76%	$—	—%	$11,870	1.76%	$11,909
Federal Agency Obligations	—	—	199	1.92	1,599	1.83	18,409	2.00	20,207	1.99	20,535
Residential Mortgage Pass-through Securities	194	3.81	110	1.96	3,079	2.25	49,017	2.72	52,400	2.69	53,784
Commercial Mortgage Pass-through Securities	—	—	—	—	2,557	1.79	7,168	2.25	9,725	2.13	9,969
Obligations of U.S. States and Political Subdivisions	—	—	3,869	3.00	14,562	2.72	84,762	3.01	103,193	2.97	107,714
Trust Preferred	—	—	—	—	4,500	5.37	17,779	5.81	22,279	5.72	21,249
Corporate Bonds and Notes	20,592	1.79	100,115	2.51	101,282	4.25	6,692	5.11	228,681	3.29	237,405
Collateralized Mortgage Obligations	—	—	—	—	—	—	2,120	4.04	2,120	4.04	2,120
Asset-backed Securities	—	—	5,126	0.96	—	—	14,305	1.64	19,431	1.46	19,742
Certificates of deposit	600	1.56	1,051	1.65	834	2.59	369	2.50	2,854	2.02	2,865
Equity Securities	—	—	—	—	—	—	535	—	535	—	325
Other Securities	—	—	—	—	—	—	9,145	—	9,145	—	9,198
Total	$21,386	1.80%	$110,470	2.45%	$140,283	3.79%	$210,301	2.91%	$482,440	3.01%	$496,815
Investment Securities Held-to-Maturity
Federal Agency Obligations	$—	—%	$—	—%	$—	—%	$4,178	2.71%	$4,178	2.71%	$4,257
Commercial Mortgage Pass-through Securities	—	—	—	—	4,564	2.22	937	1.38	5,501	2.08	5,650
Obligations of U.S. States and Political Subdivisions	—	—	—	—	2,578	3.13	45,807	3.83	48,385	3.79	52,524
Total	$—	—%	$—	—%	$7,142	2.55%	$50,922	3.69%	$58,064	3.55%	$62,431
Total Investment Securities	$21,386	1.80%	$110,470	2.45%	$147,425	3.73%	$261,223	3.06%	$540,504	3.07%	$559,246

For information regarding the carrying value of the investment portfolio, see Note 5 and Note 19 of the Notes to the Consolidated Financial Statements.

The securities listed in the table above are either rated investment grade by Moody’s and/or Standard and Poor’s or have shadow credit ratings from a credit agency supporting investment grade and conform to the Corporation’s investment policy guidelines. There were no municipal securities of any single issuer exceeding 10 percent of stockholders’ equity at December 31, 2012.

Equity securities and other securities do not have a contractual maturity and are included in the Due after ten years maturity in the table above.

The following table sets forth the carrying value of the Corporation’s investment securities, as of December 31 for each of the last three years.

	2012	2011	2010
	(Dollars in Thousands)
Investment Securities Available-for-Sale:
U.S. treasury & agency securities	$11,909	$—	$6,995
Federal agency obligations	20,535	24,969	68,481
Residential mortgage pass-through securities	53,784	115,364	177,733
Commercial mortgage pass-through securities	9,969	—	—
Obligations of U.S. States and political subdivisions	107,714	69,173	37,225
Trust preferred securities	21,249	16,187	18,731
Corporate bonds and notes	237,405	173,117	61,434
Collateralized mortgage obligations	2,120	1,899	2,728
Asset-backed securities	19,742	7,653	—
Certificates of deposit	2,865	—	—
Equity securities	325	262	277
Other securities	9,198	5,883	4,476
Total	$496,815	$414,507	$378,080
Investment Securities Held-to-Maturity:
Federal agency obligations	$4,178	$28,262	$—
Commercial mortgage-backed securities	5,501	6,276	—
Obligations of U.S. States and political subdivisions	48,385	37,695	—
Total	$58,064	$72,233	$—
Total investment securities	$554,879	$486,740	$378,080

For other information regarding the Corporation’s investment securities portfolio, see Note 5 and Note 19 of the Notes to the Consolidated Financial Statements.

Loan Portfolio

Lending is one of the Corporation’s primary business activities. The Corporation’s loan portfolio consists of both retail and commercial loans, serving the diverse customer base in its market area. The composition of the Corporation’s loan portfolio continues to change due to the local economy. Factors such as the economic climate, interest rates, real estate values and employment all contribute to these changes. While the overall economy has been constrained by uncertainty, the Corporation’s growth in loans continued during 2012. Enhanced visibility in its markets coupled with the aggressive business development activities of its sales team has continued to enhance its image and business prospects. However, the Corporation continues to predict economic instability in the near term and therefore expects to move cautiously in the growth process into 2013.

At December 31, 2012, total loans amounted to $889.7 million, an increase of 17.8 percent or $134.7 million as compared to December 31, 2011. The $2.6 million or 7.2 percent increase in interest income on loans for the twelve months ended December 31, 2012 was the result of increased volume as compared with 2011, offset in part by a lower interest rate environment. Even though the Corporation continues to be challenged by the competition for lending relationships that exists within its market, growth in volume has been achieved through successful lending sales efforts to build on continued customer relationships.

Total average loan volume increased $102.6 million or 14.4 percent in 2012, while the portfolio yield decreased by 32 basis points compared with 2011. The increased total average loan volume was due in part to enhanced visibility in the Corporation’s markets coupled with the aggressive business development activities of its sales team and the acquisition of the loan portfolio of Saddle River Valley Bank. The volume related factors during the period contributed increased revenue of $5.3 million, while the rate related changes decreased revenue by $2.7 million. Total average loan volume increased to $815.5 million with a net interest yield of 4.77 percent, compared to $712.9 million with a yield of 5.09 percent for the year ended December 31, 2011. The Corporation seeks to create growth in commercial lending by offering sound products and competitive pricing and by capitalizing on new and existing relationships in its market area. Products are offered to meet the financial requirements of the Corporation’s clients. It is the objective of the Corporation’s credit policies to diversify the commercial loan portfolio to limit concentrations in any single industry.

The following table presents information regarding the components of the Corporation’s loan portfolio on the dates indicated.

	December 31,
	2012	2011	2010	2009	2008
	(Dollars in Thousands)
Commercial and industrial	$181,682	$146,711	$121,043	$117,841	$75,355
Commercial real estate	497,392	408,164	371,983	358,987	316,582
Construction	40,277	39,388	49,467	51,139	41,878
Residential mortgage	169,094	159,753	164,847	190,803	240,302
Installment	1,104	959	513	445	1,514
Subtotal	889,549	754,975	707,853	719,215	675,631
Net deferred loan costs	123	17	258	391	572
Total loans	889,672	754,992	708,111	719,606	676,203
Less: allowance for loan losses	10,237	9,602	8,867	8,711	6,254
Net loans	$879,435	$745,390	$699,244	$710,895	$669,949

Over the past five years, demand for the Bank’s commercial and commercial real estate loan products has increased. The increase in commercial loans in 2012 was a result of the expansion of the Corporation’s customer base, aggressive business development and marketing programs coupled with its positive image in its market. The Corporation experienced an increased growth in its commercial lending sales efforts during 2011 and 2012 as it continued to benefit from the Corporation’s primary core customer base.

Average commercial loans, which include commercial real estate and construction, increased to $661.7 million for the year ended December 31, 2012 compared to $559.7 million for the year ended December 31, 2011 or by approximately $102.0 million or 18.2 percent in 2012 compared with 2011.

The Corporation’s commercial loan portfolio includes, in addition to real estate development, loans to manufacturing, automobile, professional and retail trade sectors, and to specialized borrowers, such as operators of private educational facilities. A large proportion of the Corporation’s commercial loans have interest rates that reprice with changes in short-term market interest rates or mature in one year or less.

Average commercial real estate loans, which amounted to $394.1 million in 2012, increased $74.4 million or 23.3 percent as compared with average commercial real estate loans of $319.7 million in 2011 (which reflected a 7.8 percent increase over 2010). The Corporation’s long-term mortgage portfolio includes both residential and commercial financing. Growth during the past two years largely reflected brisk activity in new lending activity and mortgage financing. The interest rates on a portion of the Corporation’s commercial mortgages adjust to changes in indices such as the 5 and 10-year Treasury Notes, and the Federal Home Loan Bank of New York five and ten-year advance rate. Interest rate changes usually occur at each five-year anniversary of the loan.

The average volume of residential mortgage loans, including home equity loans, increased $6.5 million or 6.8 percent in 2012 as compared to 2011. During 2012, residential loan growth was affected by the slowdown in the housing market, brisk refinancing activity into fixed rate loans due principally to the current historic low rate environment and competition among lenders. Fixed rate residential and home equity loans have recently become a popular choice among homeowners, either through refinancing or new loans, as consumers wish to lock in historically low fixed rates.

Average construction loans and other temporary mortgage financing increased by $10.4 million to $55.5 million in 2012 from $45.1 million in 2011. The average volume of such loans decreased by $8.7 million from 2010 to 2011. Interest rates on such mortgages are generally tied to key short-term market interest rates. Funds are typically advanced to the builder or developer during various stages of construction and upon completion of the project. It is contemplated that the loans will be repaid by cash flows derived from sales within the project or, where appropriate, conversion to permanent financing.

Loans to individuals include personal loans, student loans, and home improvement loans, as well as financing for automobiles. Such loans averaged $885,000 in 2012, compared with $363,000 in 2011 and $704,000 in 2010. The decrease in loans to individuals during 2012 was due in part to decreases in volumes of new personal loans (single-pay).

Home equity loans, inclusive of home equity lines, as well as traditional secondary mortgage loans, are popular with consumers due to their tax advantages over other forms of consumer borrowing. Home equity loans and secondary mortgages averaged $52.3 million in 2012, a decrease of $5.9 million or 10.1 percent compared to an average of $58.2 million in 2011 and $70.7 million in 2010. Interest rates on floating rate home equity lines are generally tied to the prime rate while most other loans to individuals, including fixed rate home equity loans, are medium-term (ranging between one-to-ten years) and carry fixed interest rates. The decrease in home equity loans outstanding during 2012 was due in part to the recent slowdown in the housing market and lower consumer spending. Additionally, floating rate home equity lines became less attractive during 2012 as consumers took advantage of historically low interest rates or opted to convert these loan balances into fixed rate loan products.

At December 31, 2012, the Corporation had total loan commitments outstanding of $242.2 million, of which approximately 66.4 percent were for commercial loans, commercial real estate loans and construction loans.

The maturities of loans at December 31, 2012 are listed below.

	At December 31, 2012, Maturing
	In One Year or Less	After One Year through Five Years	After Five Years	Total
	(Dollars in Thousands)
Commercial and industrial	$100,489	$60,380	$20,813	$181,682
Commercial real estate	25,540	48,224	423,628	497,392
Construction	15,736	24,541	—	40,277
Residential mortgage	5,452	7,530	156,112	169,094
Installment	569	149	386	1,104
Total	$147,786	$140,824	$600,939	$889,549
Loans with:
Fixed rates	$15,792	$86,792	$166,855	$269,439
Variable rates	131,994	54,032	434,084	620,110
Total	$147,786	$140,824	$600,939	$889,549

For additional information regarding loans, see Note 6 of the Notes to the Consolidated Financial Statements.

Allowance for Loan Losses and Related Provision

The purpose of the allowance for loan losses (“allowance”) is to absorb the impact of probable losses inherent in the loan portfolio. Additions to the allowance are made through provisions charged against current operations and through recoveries made on loans previously charged-off. The allowance for loan losses is maintained at an amount considered adequate by management to provide for potential credit losses based upon a periodic evaluation of the risk characteristics of the loan portfolio. In establishing an appropriate allowance, an assessment of the individual borrowers, a determination of the value of the underlying collateral, a review of historical loss experience and an analysis of the levels and trends of loan categories, delinquencies and problem loans are considered. Such factors as the level and trend of interest rates, current economic conditions and peer group statistics are also reviewed. At year-end 2012, the level of the allowance was $10,237,000 as compared to a level of $9,602,000 at December 31, 2011. The Corporation made loan loss provisions of $325,000 in 2012 compared with $2,448,000 in 2011 and $5,076,000 in 2010. The level of the allowance during the respective annual periods of 2012 and 2011 reflects the change in average volume, credit quality within the loan portfolio, the level of charge-offs, loan volume recorded during the periods and the Corporation’s focus on the changing composition of the commercial and residential real estate loan portfolios.

At December 31, 2012, the allowance for loan losses amounted to 1.15 percent of total loans. In management’s view, the level of the allowance at December 31, 2012 is adequate to cover losses inherent in the loan portfolio. Management’s judgment regarding the adequacy of the allowance constitutes a “Forward Looking Statement” under the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from management’s analysis, based principally upon the factors considered by management in establishing the allowance.

Although management uses the best information available, the level of the allowance for loan losses remains an estimate, which is subject to significant judgment and short-term change. Various regulatory agencies, as an integral part of their examination process, periodically review the Corporation’s allowance for loan losses. Such agencies may require the Corporation to increase the allowance based on their analysis of information available to them at the time of their examination. Furthermore, the majority of the Corporation’s loans are secured by real estate in the State of New Jersey. Future adjustments to the allowance may be necessary due to economic factors impacting New Jersey real estate and further deterioration of the economic climate as well as operating, regulatory and other conditions beyond the Corporation’s control. The allowance for loan losses as a percentage of total loans amounted to 1.15 percent, 1.27 percent and 1.25 percent at December 31, 2012, 2011 and 2010, respectively.

Net recoveries were $310,000 in 2012, compared to net charge-offs of $1,713,000 in 2011 and $4,920,000 in 2010. During 2012, the Corporation experienced a decrease in charge-offs and an increase in recoveries compared to 2011. Charge-offs were lower in most of the portfolio segments in 2012 than in 2011 and recoveries were higher in most of the loan portfolio segments in 2012 than in 2011. The most noticeable change is the dramatic reduction in charge-offs in the commercial real estate, commercial and industrial and construction loan portfolios. Commercial loan charge-offs were 95.1% lower in 2012 compared to 2011. In 2011, over half of the commercial loan charge-offs related to a single non-accrual participation loan that was subsequently placed into OREO during the fourth quarter of 2011 followed by the Corporation’s disposal of its ownership interest prior to December 31, 2011. Under $100 thousand in commercial charge-offs in 2011 were associated with a previously disclosed industrial warehouse construction loan project participated with and led by another New Jersey bank. The Corporation’s entire interest in that project was repurchased by the lead bank during the fourth quarter of 2011.

Five-Year Statistical Allowance for Loan Losses

The following table reflects the relationship of loan volume, the provision and allowance for loan losses and net charge-offs for the past five years.

	Years Ended December 31,
	2012	2011	2010	2009	2008
	(Dollars in Thousands)
Average loans outstanding	$815,501	$712,895	$708,425	$692,562	$622,533
Total loans at end of period	$889,672	$754,992	$708,111	$719,606	$676,203
Analysis of the Allowance for Loan Losses
Balance at the beginning of year	$9,602	$8,867	$8,711	$6,254	$5,163
Charge-offs:
Commercial and Construction	57	1,985	3,348	2,122	444
Residential	454	23	1,552	4	20
Installment loans	16	20	40	26	35
Total charge-offs	527	2,028	4,940	2,152	499
Recoveries:
Commercial and Construction	620	255	13	2	10
Residential	210	53	1	4	13
Installment loans	7	7	6	6	6
Total recoveries	837	315	20	12	29
Net (recoveries) charge-offs	(310)	1,713	4,920	2,140	470
Provision for loan losses	325	2,448	5,076	4,597	1,561
Balance at end of year	$10,237	$9,602	$8,867	$8,711	$6,254
Ratio of net (recoveries) charge-offs during the year to average loans outstanding during the year	(0.04)%	0.24%	0.69%	0.31%	0.08%
Allowance for loan losses as a percentage of total loans at end of year	1.15%	1.27%	1.25%	1.21%	0.92%

For additional information regarding loans, see Note 6 of the Notes to the Consolidated Financial Statements

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

The table below shows, for three types of loans, the amounts of the allowance allocable to such loans and the percentage of such loans to total loans.

	Commercial		Real Estate Residential Mortgage		Installment		Unallocated
	Amount of Allowance	Loans to Total Loans %	Amount of Allowance	Loans to Total Loans %	Amount of Allowance	Loans to Total Loans %	Amount of Allowance	Total
	(Dollars in Thousands)
2012	$8,060	80.9	$1,532	19.0	$113	0.1	$532	$10,237
2011	8,206	78.7	1,263	21.2	51	0.1	82	9,602
2010	7,538	76.6	1,038	23.3	52	0.1	239	8,867
2009	7,314	73.4	1,242	26.5	56	0.1	99	8,711
2008	5,473	64.2	651	35.6	60	0.2	70	6,254

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

It is generally the Corporation’s policy to discontinue interest accruals once a loan is past due as to interest or principal payments for a period of ninety days. When a loan is placed on non-accrual status, interest accruals cease and uncollected accrued interest is reversed and charged against current income. Payments received on non-accrual loans are applied against principal. A loan may only be restored to an accruing basis when it again becomes well secured and in the process of collection or all past due amounts have been collected and a satisfactory period of ongoing repayment exists. Accruing loans past due 90 days or more are generally well secured and in the process of collection. For additional information regarding loans, see Note 6 of the Notes to the Consolidated Financial Statements.

Non-Performing and Past Due Loans and OREO

Non-performing loans include non-accrual loans and accruing loans which are contractually past due 90 days or more. Non-accrual loans represent loans on which interest accruals have been suspended. It is the Corporation’s general policy to consider the charge-off of loans when they become contractually past due ninety days or more as to interest or principal payments or when other internal or external factors indicate that collection of principal or interest is doubtful. Troubled debt restructurings represent loans on which a concession was granted to a borrower, such as a reduction in interest rate to a rate lower than the current market rate for new debt with similar risks, and which are currently performing in accordance with the modified terms. The Corporation previously reported performing troubled debt restructured loans as a component of non-performing assets. For additional information regarding loans, see Note 6 of the Notes to the Consolidated Financial Statements.

The following table sets forth, as of the dates indicated, the amount of the Corporation’s non-accrual loans, accruing loans past due 90 days or more, other real estate owned (“OREO”) and troubled debt restructurings.

	At December 31,
	2012	2011	2010	2009	2008
	(Dollars in Thousands)
Non-accrual loans	$3,616	$6,871	$11,174	$11,245	$541
Accruing loans past due 90 days or more	55	1,029	714	39	139
Total non-performing loans	3,671	7,900	11,888	11,284	680
OREO	1,300	591	—	—	3,949
Total non-performing assets	$4,971	$8,491	$11,888	$11,284	$4,629
Troubled debt restructuring — performing	$6,813	$7,459	$7,035	$966	$93

At December 31, 2012, non-performing assets totaled $5.0 million, or 0.31% of total assets, as compared with $8.5 million, or 0.59%, at December 31, 2011. The decrease from December 31, 2011 was achieved notwithstanding the addition of several new residential loans (totaling approximately $1.2 million) and commercial loans (totaling approximately $1.0 million) into non-performing status. This was more than offset by decreases from pay-downs of $1.7 million, total charge-offs of $175,000 of existing loans, the transfer of $1.3 million to other real estate owned and the transfer to performing troubled debt restructured from non-accrual status of $3.9 million.

Total non-performing assets decreased $3.4 million from December 31, 2010 to December 31, 2011. The decrease from December 31, 2010 was achieved notwithstanding the addition of several new residential loans (totaling approximately $2.6 million) and commercial loans (totaling approximately $1.4 million) into non-performing status. This was more than offset by decreases from pay-downs of $5.0 million, total charge-offs of $0.7 million of existing loans, and the transfer to performing troubled debt restructured from non-accrual status of $1.7 million.

The components of accruing loans, which are contractually past due 90 days or more as to principal or interest payments, are as follows:

	December 31,
	2012	2011	2010	2009	2008
	(Dollars in Thousands)
Commercial	$—	$1,029	$—	$—	$—
Residential	55	—	714	39	139
Installment	—	—	—	—	—
Total accruing loans 90 days or more past due	$55	$1,029	$714	$39	$139

TDR Decrease

Troubled Debt Restructured loans (“TDR’s”) at December 31, 2012 totaled $8.3 million of which $6.8 million were performing pursuant to the terms of their respective modifications. The level of performing TDR’s decreased during 2012 despite the addition of one residential loans totalling $580,000 and one installment loan totalling $137,000. This was offset by payments and payoffs to existing TDR’s totalling $129,000. All but $16,000 of these payments were for commercial loan TDR’s. Another one residential TDR’s totalling $524,000 was returned to its original contractual loan terms. The net decrease for 2012 in performing TDR’s totaled $646,000.

Other known “potential problem loans” (as defined by SEC regulations) as of December 31, 2012 have been identified and internally risk rated as assets especially mentioned or substandard. Such loans, which include non-performing assets and TDR’s included in the table above, amounted to $47,426,000, $48,976,000 and $38,382,000 at December 31, 2012, 2011 and 2010, respectively. The decrease at December 31, 2012 from December 31, 2011 reflects continued improvement in the quality of certain loans. The risk rating of assets is a dynamic environment wherein through on-going examination certain assets may be downgraded or upgraded as circumstances warrant. During 2012, the Corporation internally risk rated as assets especially mentioned or substandard a total of $16,750,000 new commercial loans of which $8,141,000 were acquired in the Saddle River Valley Bank transaction, $645,000 new residential loans and one installment loan for $137,000. This was partially offset by upgrades to an internal pass risk rating of $9,173,000 in commercial loans and $752,000 of residential loans. Payoffs of commercial and residential loans totaled $6,524,000. Charge-offs and transfers to other real estate owned accounted for $1,400,000. A final mitigant came from continued principal reductions on other potential problem loans. With the exception of non-accrual loans and loans past due 90 days or more and accruing, potential problem loans were performing as of December 31, 2012. The Corporation has no foreign loans.

At December 31, 2012, other than the loans set forth above, the Corporation is not aware of any loans which present serious doubts as to the ability of its borrowers to comply with present loan repayment terms and which are expected to fall into one of the categories set forth in the tables or description above. At December 31, 2011, the Corporation had no doubtful loans.

With respect to concentrations of credit within the Corporation’s loan portfolio at December 31, 2012, $97.5 million or 53.4% of the commercial loan portfolio represented outstanding working capital loans to various real estate developers. $97.5 million of these loans were not secured by mortgages on land and on buildings under construction.

For additional information regarding risk elements in the Corporation’s loan portfolio, see Note 6 of the Notes to Consolidated Financial Statements.

Other Income

The following table presents the principal categories of non-interest income for each of the years in the three-year period ended December 31, 2012.

	Years Ended December 31,
	2012	2011	% Change	2011	2010	% Change
	(Dollars in Thousands)
Service charges, commissions and fees	$1,775	$1,896	(6.38)%	$1,896	$1,975	(4.00)%
Annuity & insurance commissions	204	110	85.45	110	123	(10.57)
Bank-owned life insurance	1,018	1,038	(1.93)	1,038	1,226	(15.33)
Net securities gains (losses)	2,012	3,634	(44.63)	3,634	(1,339)	371.40
Loan related fees	510	432	18.06	432	180	138.89
Net gains on sales of loans held for sale	484	251	92.83	251	140	79.29
Bargain gain on acquisition	899	—	100.00	—	—	—
Other	308	117	163.25	117	167	(29.94)
Total other income	$7,210	$7,478	(3.58)%	$7,478	$2,472	202.51%

For the period ended December 31, 2012, total other income decreased $268,000 compared to 2011, primarily as the result of a decrease of $1.6 million in net securities gains in 2012 compared to net securities gains in 2011and a decrease of $121,000 in service charge income partially offset by onetime increases consisting of $899,000 in bargain gain on acquisition (representing the pre-tax net amount recorded between net asset acquired from the Saddle River Valley Bank and the cash consideration paid in the purchase and assumption of Saddle River Valley Bank) and $150,000 gain from the sale of judgments included in other income, as well as $233,000 in gains of loans available for sale, $94,000 in higher annuity commissions and, $78,000 in increases in loan related fees. Excluding net securities gains in the respective periods, the Corporation recorded other income of $5.2 million in the year ended December 31, 2012 and $3.8 million in the year ended December 31, 2011.

During 2012, the Corporation recorded net securities gains of $2.0 million compared to net securities gains of $3.6 million in 2011 and net securities losses of $1.3 million in 2010. In 2012, total other-than-temporary impairment charges of $870,000 were offset by net gains on securities sold of $2.9 million. During 2012, securities sold from the Corporation’s available-for-sale portfolio amounted to approximately $130.1 million compared to approximately $254.8 million in 2011. The gross realized gains on securities sold amounted to approximately $2.9 million in 2012 compared to $4.0 million in 2011, while the gross realized losses amounted to approximately $893,000 in 2012 compared to $411,000 in 2011. The sales of securities were made in the normal course of business and the proceeds were primarily reinvested into the investment portfolio.

During 2012, the Corporation recorded an other-than-temporary impairment charge of $68,000 on a Pooled TRUP, ALESCO VII, and $484,000 on a variable rate private labeled CMO and $318,000 in principal losses on a variable rate private label CMO. For the year ended December 31, 2011, the Corporation recorded an other-than-temporary impairment charge of $18,000 on a variable rate private label CMO and $324,000 in principal losses on a variable rate private label CMO. For the year ended December 31, 2010, these impairment charges consisted of a $3.0 million other-than-temporary impairment charge on its trust preferred securities, $1.8 million on two pooled TRUP, $360,000 on a variable rate private label CMO and $398,000 in principal losses on a variable rate private label CMO.

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

The following table presents the principal categories of other expense for each of the years in the three-year period ended December 31, 2012.

	Year Ended December 31,
	2012	2011	% Change	2011	2010	% Change
	(Dollars in Thousands)
Salaries and employee benefits	$12,571	$11,527	9.06%	$11,527	$10,765	7.08%
Occupancy and equipment	2,987	2,947	1.36	2,947	3,181	(7.36)
FDIC insurance	1,154	1,712	(32.59)	1,712	2,126	(19.47)
Professional and consulting	1,077	1,156	(6.83)	1,156	1,121	3.12
Stationery and printing	349	368	(5.16)	368	316	16.46
Marketing and advertising	186	131	41.98	131	268	(51.12)
Computer expense	1,419	1,312	8.16	1,312	1,366	(3.95)
OREO expense, net	150	398	(62.31)	398	284	40.14
Loss on fixed assets, net	—	—	—	—	427	(100.00)
Repurchase agreement prepayment and termination fee	1,012	—	100.00	—	594	(100.00)
Acquisition cost	482	—	100.00
Other	3,810	3,892	(2.11)	3,892	3,651	6.60
Total other expense	$25,197	$23,443	7.48%	$23,443	$24,099	(2.72)%

Total other expense increased $1.8 million, or 7.48 percent, in 2012 from 2011 as compared with a decrease of $656,000, or 2.72 percent, from 2010 to 2011. The level of operating expenses during 2012 increased primarily as a result of one time charges of $1.0 million in repurchase agreement prepayment and termination fees to break certain fixed rate long term borrowings from Citi Global Markets and the FHLB and $482,000 in costs to acquire certain assets and liabilities of Saddle River Valley Bank, Other expense increases were in salary and benefits which increased by $1.0 million, occupancy expense of $40,000, marketing expenses of $55,000, and computer expenses of $107,000. These increases were offset in part by decreased FDIC Insurance of $558,000, professional and consulting fees of $79,000, stationery and printing expenses of $19,000, OREO expense of $248,000 and other expenses of $82,000. Total other expense decreased in 2011 from 2010 across several expense categories, with the largest decreases occurring in premises and equipment expense, FDIC insurance expense, marketing and advertising expense, a termination fee on a structured securities repurchase agreement and loss on fixed assets.

Prudent management of operating expenses has been and will continue to be a key objective of management in an effort to improve earnings performance. The Corporation’s ratio of other expenses to average assets decreased to 1.64 percent in 2012 compared to 1.77 percent in 2011 and 2.03 percent in 2010.

Salaries and employee benefits increased $1,044,000 or 9.06 percent in 2012 compared to 2011 and increased $762,000 or 7.08 percent from 2010 to 2011. The increase in 2012 was primarily attributable to merit increases to existing staff and additions to office and employee staff of $467,000 and $273,000, respectively, pension and 401(k) increase of $133,000, and increased medical insurance expense of $170,000. The increase in 2011 was primarily attributable to merit increases to existing staff and additions to office and employee staff of $439,000 and $125,000, respectively, pension and 401(k) increase of $129,000, and increased medical insurance expense of $40,000.

Salaries and employee benefits accounted for 49.9 percent of total non-interest expense in 2012, as compared to 49.2 percent and 44.7 percent in 2011 and 2010, respectively.

Occupancy and equipment expense for the year ended December 31, 2012 increased by $40,000 or 1.36 percent, over 2011. Occupancy and equipment expense for 2011 decreased by $234,000 or 7.36 percent, compared to 2010. For the year ended December 31, 2012, the Corporation recorded reductions of $56,000 in depreciation expense, $19,000 in insurance, $34,000 in building and equipment maintenance expense and $10,000 in utilities. These decreases were more than offset by increases of $63,000 in real estate taxes and $95,000 in rent expense primarily due to the acquisition of Saddle River Valley Bank branches and the new Englewood branch facility. For the year ended December 31, 2011, the Corporation recorded reductions of $170,000 in depreciation expense, and $62,000 in real estate taxes, largely associated with the Corporation’s former operations facility somewhat offset by an increase of $42,000 in building and equipment maintenance expense.

In 2011 the FDIC adopted a revised assessment schedule based on total assets less Tier 1 Capital and dropped the assessment rate to compensate for increasing the new base. FDIC insurance expense in 2012 was approximately $558,000 less than the 2011 expense. For the year ended December 31, 2011, FDIC insurance expense decreased $414,000 compared to 2010.

Professional and consulting expense for 2012 decreased $79,000 due to reduced compliance and legal loan workout issues. Such expenses increased in 2011 from 2010 primarily due to compliance and legal loan workout issues.

Stationery and printing expenses for 2012 decreased $19,000 or 5.16 percent, compared to 2011, due primarily to reduction of costs related to marketing of new bank products in 2011. The increase in such expenses of $53,000 or 16.5 percent in 2011 from 2010 was due primarily to costs related to marketing of new bank products.

Marketing and advertising expenses for the year ended December 31, 2012 increased $55,000, or 41.98 percent, from the comparable twelve-month period in 2011, primarily due to expense outlays for media for the two Saddle River branches acquired and the opening of the new Englewood branch office. These expenses decreased $137,000 or 51.1 percent in 2011 compared with 2010 primarily due to lower expense outlays for media.

Computer expense increased $107,000 during 2012 compared to 2011 and decreased $54,000 in 2011 compared to 2010, due primarily to fees paid in connection with the maintenance of computer systems for Saddle River Valley Bank for the period between closing the acquisition and conversion of Saddle River Valley Bank’s systems to the Corporation’s systems. The reduction in 2011 was related to fees paid to the Corporation’s outsourced information technology service provider. This strategic outsourcing arrangement has significantly improved operating efficiencies and reduced overhead, primarily in salaries and benefits.

OREO expense for 2012 decreased by $248,000 over 2011 due primarily to a decreased level of OREO properties.

Other expense decreased in 2012 by approximately $82,000 or 2.11 percent compared to 2011 mainly due to decreases in other losses and chargeoffs of $287,000 which represented an expense in 2011 for tax certificates not duplicated in 2012, OCC assessment fees of $95,000 and miscellaneous expenses of 84,000 which were partially offset by increases in postage of $31,000, telephone of $35,000, other insurance of $20,000, donations of $56,000, travel & entertainment of $57,000, lending and consumer reports of $56,000 and fees on our CDAR products of $60,000. Other expense increased in 2011 by $241,000 or 6.6 percent, compared to 2010, mainly due to a $287,000 loss related to tax certificates acquired to protect our interest in property subsequently assigned to Highlands State Bank. Amortization of core deposit intangibles accounted for $47,000 and $57,000 of other expense for the years 2012 and 2011, respectively.

Provision for Income Taxes

The Corporation recorded income tax expense of $7.7 million in 2012 compared to $7.4 million in 2011 and $222,000 in 2010. The increase in 2012 resulted from an increase in pretax earnings offset in part by a reduced rate due to the establishment of a REIT subsidiary to take advantage of favorable tax treatment. The increase in 2011 reflected an increase in pretax earnings as well as the fact that the 2010 provision for income taxes was reduced due to the liquidation of certain subsidiaries as part of a business restructuring. The effective tax rates for the Corporation for the years ended December 31, 2012, 2011 and 2010 were 30.5 percent, 34.7 percent and 3.1 percent, respectively. The Corporation adjusts its expected annual tax rate on a quarterly basis based on the current projections of non-deductible expenses, tax-exempt interest income, increase in the cash surrender value of bank owned life insurance and pre-tax net earnings. For a more detailed description of income taxes see Note 12 of the Notes to Consolidated Financial Statements.

Tax-exempt interest income on a fully tax equivalent basis increased by $2.82 million, or 109.5 percent, from 2011 to 2012, and increased by $2.24 million, or 673.6 percent, from 2010 to 2011. The Corporation recorded income related to the cash surrender value of bank-owned life insurance as a component of other income in the amount of $1,018,000, $1,038,000 and $1,226,000 for 2012, 2011 and 2010, respectively.

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

In December 2012, the FASB issued an exposure draft of a proposed ASU of Topic 825-15, Credit Losses. The amendments of the proposed ASU would require all reporting entities, both public and nonpublic, to calculate impairment of existing financial assets on the basis of the current estimates of contractual cash flows not expected to be collected on the financial assets held at the reporting date. The proposed amendments would remove the existing “probable” threshold for recognizing credit losses and broaden the range of information that must be considered in measuring the allowance for expected credit losses. The estimate of expected credit losses would be based on relevant information about past events, including historical loss experience with similar assets, current conditions and reasonable and supportable forecasts that affect the future collectability of the assets’ remaining contractual cash flows.

As a result of the proposed amendments, financial assets carried at amortized cost less an allowance would reflect the current estimate of the cash flows expected to be collected at the reporting date, and the income statement would reflect credit deterioration (or improvement) that has taken place during the period. For financial assets measured at fair value with changes in fair value recognized through other comprehensive income, the balance sheet would reflect the fair value, but the income statement would reflect credit deterioration (or improvement) that has taken place during the period. An entity, however, may choose to not recognize expected credit losses on financial assets measured at fair value, with changes in fair value recognized through other comprehensive income, if both (1) the fair value of the financial asset is greater than (or equal to) the amortized cost basis and (2) expected credit losses on the financial asset are insignificant. Currently, when credit losses are measured an entity only considers past events and current conditions, the proposed amendments would broaden the information entities are required to consider to include historical loss experience with similar assets and reasonable and supportable forecasts that affect the expected collectability of the assets’ remaining contractual cash flows. It is expected that entities will be able to leverage their current risk monitoring systems in implementing the proposed approach, however, for the inputs used to estimate the expected credit loss approach. An entity would apply the proposed amendments with a cumulative-effect adjustment to the statement of financial position beginning in the first reporting period in which the guidance is effective.

Both users and preparers of financial statements were requested to review and comment upon the exposure draft by April 30, 2013. The exposure draft does not include a proposed effective date of this guidance.

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

At December 31, 2012, the Corporation reflected a positive interest sensitivity gap (or an interest sensitivity ratio of (1:44 to 1.00) at the cumulative one-year position. Based on management’s perception that interest rates will continue to be volatile, projected increased levels of prepayments on the earning asset portfolio and the current level of interest rates, emphasis has been, and is expected to continue to be, placed on interest-sensitivity matching with the objective of continuing to stabilize the net interest spread and margin during 2013. However, no assurance can be given that this objective will be met.

The following table depicts the Corporation’s interest rate sensitivity position at December 31, 2012:

	Expected Maturity/Principal Repayment December 31,
	Average Interest Rate	Year End 2013	Year End 2014	Year End 2015	Year End 2016	Year End 2017	2018 and Thereafter	Total Balance	Estimated Fair Value
	(Dollars in Thousands)
Interest-Earning Assets:
Loans, net	4.77%	$354,000	$127,856	$82,436	$71,536	$65,227	$178,380	$879,435	$897,030
Investments	3.07%	100,982	29,210	36,204	60,607	34,433	293,443	554,879	559,246
Total interest-earning assets		$454,982	$157,066	$118,640	$132,143	$99,660	$471,823	$1,434,314	$1,456,276
Interest-Bearing Liabilities:
Time certificates of deposit of $100,000 or greater	0.76%	$70,000	$20,260	$6,945	$9,726	$3,904	$—	$110,835	$111,465
Time certificates of deposit of less than $100,000	1.77%	41,473	12,068	5,489	595	394	—	60,019	60,360
Other interest-bearing deposits	0.42%	199,307	205,268	112,657	104,682	81,946	217,137	920,997	920,997
Subordinated debentures	3.26%	5,155	—	—	—	—	—	5,155	5,046
Securities sold under agreements to repurchase and Fed Funds Purchased	5.90%	—	—	—	—	15,000	16,000	31,000	34,607
Term borrowings	3.44%	—	—	—	20,000	55,000	40,000	115,000	128,385
Total interest-bearing liabilities		$315,935	$237,596	$125,091	$135,003	$156,244	$273,137	$1,243,006	$1,260,860
Cumulative interest-earning assets		$454,982	$612,048	$730,688	$862,831	$962,491	$1,434,314	$1,434,314
Cumulative interest-bearing liabilities		315,935	553,531	678,622	813,625	969,869	1,243,006	1,243,006
Rate sensitivity gap		139,047	(80,530)	(6,451)	(2,860)	(56,584)	198,686	191,308
Cumulative rate sensitivity gap		139,047	58,517	52,066	49,206	(7,378)	191,308	191,308
Cumulative gap ratio		1.44%	1.11%	1.08%	1.06%	0.99%	1.15%	1.15%

Estimates of Fair Value

The estimation of fair value is significant to a number of the Corporation’s assets, including loans held for sale, and available-for-sale investment securities. These are all recorded at either fair value or the lower of cost or fair value. Fair values are volatile and may be influenced by a number of factors. Circumstances that could cause estimates of the fair value of certain assets and liabilities to change include a change in prepayment speeds, expected cash flows, credit quality, discount rates, or market interest rates. Fair values for most available for sale investment securities are based on quoted market prices. If quoted market prices are not available, fair values are based on judgments regarding future expected loss experience, current economic condition risk characteristics of various financial instruments, and other factors. See Note 19 of the Notes to Consolidated Financial Statements for additional discussion.

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

Management believes that the Corporation has the funding capacity to meet the liquidity needs arising from potential events. In addition to securities available to pledge, the Corporation also maintains borrowing capacity through the Federal Discount Window and the Federal Home Loan Bank of New York secured with loans and marketable securities.

Liquidity is measured and monitored for the Bank. The Corporation reviews its net short-term mismatch. This measures the ability of the Corporation to meet obligations should access to Bank dividends be constrained. At December 31, 2012, the Parent Corporation had $629,000 in cash and short-term investments compared to $2.0 million at December 31, 2011. Expenses at the Parent Corporation are moderate and management believes that the Parent Corporation has adequate liquidity to fund its obligations.

Certain provisions of long-term debt agreements, primarily subordinated debt, prevent the Corporation from creating liens on, disposing of or issuing voting stock of subsidiaries. As of December 31, 2012, the Corporation was in compliance with all covenants and provisions of these agreements.

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

Based on anticipated cash flows at December 31, 2012 projected to December 31, 2013, the Corporation believes that the Bank’s liquidity should remain strong, with an approximate projection of $196.9 million in anticipated net cash flows over the next twelve months. This projection represents a forward-looking statement under the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from this projection depending upon a number of factors, including the liquidity needs of the Bank’s customers, the availability of sources of liquidity and general economic conditions.

Deposits

Total deposits increased to $1.307 billion at December 31, 2012 from $1.121 billion at December 31, 2011, an increase of $185.5 million, or 16.5 percent.

Total non-interest-bearing deposits increased to $215.1 million at December 31, 2012 from $167.2 million at December 31, 2011, an increase of $47.9 million or 28.6 percent. Time, savings and interest-bearing transaction accounts increased to $981.0 million at December 31, 2012 from $816.3 million on December 31, 2011, an increase of $164.8 million or 20.2 percent. These increases were attributable to continued core deposit growth in overall segments of the deposits base and in niche areas, such as municipal government, private schools and universities.

Certificates of deposit $100,000 and over decreased to 8.48 percent of total deposits at December 31, 2012 from 12.3 percent one year earlier. With the turmoil in the financial markets commencing several years ago, some of the Corporation’s depositors have become sensitive to obtaining full FDIC insurance for their time deposits. To accommodate these customers, the Corporation began offering Certificates of Deposit Account Registry Service (CDARS) in 2008. As a result of this offering and the increase in insurance coverage by the FDIC to $250,000, the Corporation reported a decrease of $27.2 million in certificates of deposit greater than $100,000 at December 31, 2012 compared to year-end 2011. See Note 9 of the Notes to the Consolidated Financial Statements for more information.

At December 31, 2012, the Corporation had a total of $14.7 million with a weighted average rate of 0.60 percent in CDARS Reciprocal deposits compared to $58.9 million with a weighted average rate of 0.70 percent at December 31, 2011. Based on the Bank’s participation in Promontory Interfinancial Network, LLC., customers who are FDIC insurance sensitive are able to place large dollar deposits with the Corporation and the Corporation uses CDARS to place those funds into certificates of deposit issued by other banks in the Network. This occurs in increments of less than the FDIC insurance limits so that both the principal and interest are eligible for complete FDIC protection. The FDIC currently considers these funds as brokered deposits. All brokered deposits are classified in time deposits. It became apparent during the latter half of 2008 that customers’ preference in seeking safety and more liquidity became paramount in light of the financial crisis, as customers sought full FDIC insured bank products as a safe haven.

The Corporation derives a significant proportion of its liquidity from its core deposit base. For the year ended December 31, 2012, core deposits, comprised of total demand deposits, savings deposits and money market accounts, increased by $209.3 million or 22.6 percent from December 31, 2011 to $1.136 billion at December 31, 2012. At December 31, 2012, core deposits were 86.9 percent of total deposits compared to 83.4 percent at year-end 2011. Alternatively, the Corporation uses a more stringent calculation for the management of its liquidity positions internally which consists of total demand and savings accounts (excluding money market accounts greater than $100,000) and excludes time deposits as part of core deposits as a percentage of total deposits. This number increased by $184.7 million or 27.6 percent from December 31, 2011 to $852.8 million at December 31, 2012 and represented 65.25 percent of total deposits at December 31, 2012 as compared with 59.6 percent at December 31, 2011. The Corporation expects its deposit gathering efforts to remain strong, supported in part by the FDIC’s raising the deposit insurance limits. The Corporation was a participant in the FDIC’s Transaction Account Guarantee Program. Under this program, all non-interest bearing deposit transaction accounts were fully guaranteed by the FDIC, regardless of dollar amount, through June 30, 2010.

On July 21, 2010, President Obama signed the Dodd-Frank Act into law. One of the provisions of this Act permanently increases the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2009, and non-interest bearing transaction accounts have unlimited deposit insurance through December 31, 2012.

The following table depicts the Corporation’s more stringent core deposit mix at December 31, 2012 and 2011.

	December 31,				Net Change Volume 2012 vs. 2011
	2012		2011
	Amount	Percentage	Amount	Percentage
	(Dollars in Thousands)
Demand Deposits	$215,071	25.2%	$167,164	25.0%	$47,907
Interest-Bearing Demand	217,922	25.6	215,523	32.3	2,399
Regular Savings	110,896	13.0	135,703	20.3	(24,807)
Money Market Deposits under $100	308,913	36.2	149,760	22.4	159,153
Total core deposits	$852,802	100.0%	$668,150	100.0%	$184,652
Total deposits	$1,306,922		$1,121,415		$185,507
Core deposits to total deposits	65.25%		59.58%

Short-Term Borrowings

Short-term borrowings can be used to satisfy daily funding needs. Balances in those accounts fluctuate on a day-to-day basis. The Corporation’s principal short-term funding sources are Federal Funds purchased and securities sold under agreements to repurchase. Short-term borrowings, including Federal Funds purchased and securities sold under agreements to repurchase, amounted to $0 at year-end 2012, and 2011. During the third quarter of 2011 certain sweep relationships, in the amount of approximately $37 million, that were previously classified as short term borrowings were discontinued and were moved to interest bearing checking accounts.

The following table is a summary of short-term securities sold under repurchase agreements, including Federal Funds purchased, for each of the last three years.

	December 31,
	2012	2011	2010
	(Dollars in Thousands)
Short-term securities sold under repurchase agreements, including Federal Funds purchased:
Average interest rate:
At year end	—%	—%	0.27%
For the year	0.48%	0.27%	0.50%
Average amount outstanding during the year	$181	$29,288	$42,608
Maximum amount outstanding at any month end	$10,050	$71,732	$54,855
Amount outstanding at year end	$—	$—	$41,855

Long-Term Borrowings

Long-term borrowings consist of Federal Home Loan Bank of New York (“FHLB”) advances and securities sold under agreements to repurchase that have contractual maturities over one year. Long-term borrowings amounted to $146.0 million at December 31, 2012, a decrease of $15.0 million or 9.32 percent, from year-end 2011 as the Corporation decided to terminate a $10.0 million repurchase agreement and to prepay a $5.0 million FHLB NY advance and concentrate its efforts on increasing the core deposit base of the Bank.

Cash Flows

The consolidated statements of cash flows present the changes in cash and cash equivalents from operating, investing and financing activities. During 2012, cash and cash equivalents (which decreased overall by $5.0 million) were provided on a net basis by operating activities and financing activities, and used on a net basis by investing activities. With respect to the cash flows from financing activities, net increases in deposits were partially offset payments on long-term borrowings and the Corporation’s dividend payments.

During 2011, cash and cash equivalents (which increased overall by $73.6 million) were provided on a net basis by operating activities and financing activities, and used on a net basis by investing activities. With respect to the cash flows from financing activities, net increases in deposits and SBLF proceeds were offset by reductions in borrowings and the Corporation’s dividend payments.

During 2010, cash and cash equivalents (which decreased overall by $51.7 million) were provided on a net basis by operating activities and used on a net basis by investing activities and financing activities. With respect to the cash flows from financing activities, a net increase in deposits and proceeds from a stock offering were more than offset by a reduction in borrowings and the Corporation’s dividend payments.

Contractual Obligations and Other Commitments

The following table summarizes contractual obligations at December 31, 2012 and the effect such obligations are expected to have on liquidity and cash flows in future periods.

	Total	Less Than 1 Year	1 – 3 Years	4 – 5 Years	After 5 Years
	(Dollars in Thousands)
Contractual Obligations
Operating lease obligations	$12,334	$884	$1,779	$1,580	$8,091
Total contracted cost obligations	$12,334	$884	$1,779	$1,580	$8,091
Other Long-term Liabilities/Long-term Debt
Time Deposits	$170,854	$111,473	$44,762	$14,619	$—
Federal Home Loan Bank advances and repurchase agreements	146,000	—	—	90,000	56,000
Subordinated debentures	5,155	—	—	—	5,155
Total Other Long-term Liabilities/Long-term Debt	$322,009	$111,473	$44,762	$104,619	$61,155
Other Commercial Commitments – Off Balance Sheet
Commitments under commercial loans and lines of credit	$129,797	$129,797	$—	$—	$—
Home equity and other revolving lines of credit	46,795	46,795	—	—	—
Outstanding commercial mortgage loan commitments	30,955	23,456	7,499	—	—
Standby letters of credit	1,700	1,700	—	—	—
Performance letters of credit	27,743	27,743	—	—	—
Outstanding residential mortgage loan commitments	2,207	2,207	—	—	—
Overdraft protection lines	5,666	5,666	—	—	—
Total off balance sheet arrangements and contractual obligations	$244,863	$237,364	$7,499	$—	$—
Total contractual obligations and other commitments	$579,206	$349,721	$54,040	$106,199	$69,246

The Stockholders’ Equity

Stockholders’ equity amounted to $160.7 million at December 31, 2012, an increase of $24.8 million or 18.2 percent, compared to year-end 2011. At December 31, 2011, stockholders’ equity totaled $135.9 million, an increase of $14.9 million or 12.4 percent from December 31, 2010.

On September 15, 2011, the Corporation issued $11.25 million in nonvoting senior preferred stock to the Treasury under the Small Business Lending Fund Program. Under the Securities Purchase Agreement, the Corporation issued to the Treasury a total of 11,250 shares of the Corporation’s Senior Non-Cumulative Perpetual Preferred Stock, Series B, having a liquidation value of $1,000 per share. Simultaneously, using the proceeds from the issuance of the SBLF Preferred Stock, the Corporation redeemed from the Treasury, all 10,000 outstanding shares of its Fixed Rate Cumulative Perpetual Preferred Stock, Series A, liquidation amount $1,000 per share, for a redemption price of $10,041,667, including accrued but unpaid dividends up to the date of redemption. The investment in the SBLF program provided the Corporation with approximately $1.25 million additional Tier 1 capital. The capital received under the program has allowed the Corporation to continue to serve its small business clients through the commercial lending program.

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

Book value per share at year-end 2012 was $9.14 compared to $7.63 at year-end 2011. Tangible book value at year-end 2012 was $8.11 compared to $6.60 at year end 2011; see Item 6 for a reconciliation of this non-GAAP financial measure to book value.

During 2012, the Corporation made no purchases of common stock. At December 31, 2012, there were 652,868 shares available for repurchase under the Corporation’s stock buyback program.

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

Risk-Based Capital/Leverage

The Corporation’s Tier I leverage capital (defined as tangible stockholders’ equity for common stock and Trust Preferred Capital Securities) at December 31, 2012 amounted to $143.8 million or 9.02 percent of average total assets. At December 31, 2011, the Corporation’s Tier I leverage capital amounted to $129.4 million or 9.29 percent of average total assets. Tier I capital excludes the effect of FASB ASC 320-10-05, which amounted to $8.8 of net unrealized gains, after tax, on securities available-for-sale at December 31, 2012 (and would be reported as a component of accumulated other comprehensive income which is included in stockholders’ equity), and is reduced by goodwill and intangible assets, which amounted to $16.8 million as of December 31, 2012. For information on goodwill and intangible assets, see Note 1 to the Consolidated Financial Statements.

United States bank regulators have issued guidelines establishing minimum capital standards related to the level of assets and off balance-sheet exposures adjusted for credit risk. Specifically, these guidelines categorize assets and off balance-sheet items into four risk-weightings and require banking institutions to maintain a minimum ratio of capital to risk-weighted assets. At December 31, 2012, the Corporation’s Tier I and total risk-based capital ratios were 11.39 percent and 12.22 percent, respectively. For information on risk-based capital and regulatory guidelines for the Parent Corporation and its bank subsidiary, see Note 14 to the Consolidated Financial Statements.

The foregoing capital ratios are based in part on specific quantitative measures of assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by the bank regulators regarding capital components, risk weightings and other factors.

Subordinated Debentures

On December 19, 2003, Center Bancorp Statutory Trust II, a statutory business trust and wholly-owned subsidiary of Center Bancorp, Inc., issued $5.0 million of, MMCapS capital securities to investors due on January 23, 2034. The capital securities presently qualify as Tier I capital. The trust loaned the proceeds of this offering to the Corporation and received in exchange $5.2 million of the Parent Corporation’s subordinated debentures. The subordinated debentures are redeemable in whole or in part prior to maturity. The floating interest rate on the subordinate debentures is three-month LIBOR plus 2.85 percent and reprices quarterly. The rate at December 31, 2012 was 3.16 percent.

The additional capital raised with respect to the issuance of the floating rate capital pass-through securities was used to bolster the Corporation’s capital and for general corporate purposes, including capital contributions to Union Center National Bank. Additional information regarding the capital treatment of these securities is contained in Note 11 of the Notes to the Consolidated Financial Statements.

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

Technological changes will have a material impact on how financial service companies compete for and deliver services. It is recognized that these changes will have a direct impact on how the marketplace is approached and ultimately on profitability. The Corporation has taken steps to improve its traditional delivery channels. However, continued success will likely be measured by the Corporation’s ability to anticipate and react to future technological changes.

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

Based on the results of the interest simulation model as of December 31, 2012, and assuming that management does not take action to alter the outcome, the Corporation would expect an increase of 0.95 and 1.53 percent in net interest income if interest rates increased by 200 and 300 basis points, respectively, from current rates in a gradual and parallel rate ramp over a twelve month period. As market rates declined to historic lows at December 31, 2012, the Corporation did not feel that modeling a down rate scenario was realistic in the current environment.

The declining rates and steepening of the yield curve during both 2012 and 2011 affected net interest margins. Based on management’s perception that interest rates will continue to be volatile, projected increased levels of prepayments on the earning-asset portfolio and the current level of interest rates, emphasis has been, and is expected to continue to be, placed on interest-sensitivity matching with the objective of stabilizing the net interest spread during 2013. However, no assurance can be given that this objective will be met.

Equity Price Risk

The Corporation is also exposed to equity price risk inherent in its portfolio of publicly traded equity securities, which had a fair value of $325,000 at December 31, 2012 and $262,000 at December 31, 2011. The Corporation monitors its equity investments for impairment on a periodic basis. In the event that the carrying value of the equity investment exceeds its fair value, and the Corporation determines the decline in value to be other than temporary, the Corporation reduces the carrying value to its current fair value. During 2012 and 2011, the Corporation did not record any other-than-temporary impairment charges relating to equity holdings in bank stocks. The remaining securities in the other equity portfolio were mutual funds and money market funds.

8. Financial Statements and Supplementary Data

All Financial Statements:

The following financial statements are filed as part of this report under Item 8 — “Financial Statements and Supplementary Data.”

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Center Bancorp, Inc.

We have audited the accompanying consolidated statements of condition of Center Bancorp, Inc. and subsidiaries (the “Corporation”) as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2012. Center Bancorp, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Center Bancorp, Inc. and subsidiaries as of December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Center Bancorp, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 13, 2013 expressed an unqualified opinion.

/s/ ParenteBeard LLC

ParenteBeard LLC
Clark, New Jersey
March 13, 2013

CENTER BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CONDITION

	December 31,
	2012	2011
	(In Thousands, Except Share and Per Share Data)
ASSETS
Cash and due from banks	$104,134	$111,101
Interest bearing deposits with banks	2,004	—
Total cash and cash equivalents	106,138	111,101
Securities available-for-sale	496,815	414,507
Securities held-to-maturity (fair value of $62,431 and $74,922)	58,064	72,233
Loans held for sale	1,491	1,018
Loans	889,672	754,992
Less: Allowance for loan losses	10,237	9,602
Net loans	879,435	745,390
Restricted investment in bank stocks, at cost	8,964	9,233
Premises and equipment, net	13,563	12,327
Accrued interest receivable	6,849	6,219
Bank owned life insurance	34,961	28,943
Goodwill and other intangible assets	16,858	16,902
Prepaid FDIC assessment	811	1,884
Other real estate owned	1,300	591
Other assets	4,516	12,390
Total assets	$1,629,765	$1,432,738
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non-interest-bearing	$215,071	$167,164
Interest-bearing:
Time deposits $100 and over	110,835	137,998
Interest-bearing transaction, savings and time deposits less than $100	981,016	816,253
Total deposits	1,306,922	1,121,415
Long-term borrowings	146,000	161,000
Subordinated debentures	5,155	5,155
Accounts payable and accrued liabilities	10,997	9,252
Total liabilities	1,469,074	1,296,822
Stockholders’ Equity
Preferred Stock, $1,000 liquidation value per share:
Authorized 5,000,000 shares; issued and outstanding 11,250 shares of Series B preferred stock at December 31, 2012 and 2011 total liquidation value of $11,250	11,250	11,250
Common stock, no par value:
Authorized 25,000,000 shares; issued 18,477,412 shares at December 31, 2012 and 2011; outstanding 16,347,915 shares at December 31, 2012 and 16,332,327 at December 31, 2011	110,056	110,056
Additional paid-in capital	4,801	4,715
Retained earnings	46,753	32,695
Treasury stock, at cost (2,129,497 shares at December 31, 2012 and 2,145,085 at December 31, 2011)	(17,232)	(17,354)
Accumulated other comprehensive income (loss)	5,063	(5,446)
Total stockholders’ equity	160,691	135,916
Total liabilities and stockholders’ equity	$1,629,765	$1,432,738

See the accompanying notes to the consolidated financial statements.

CENTER BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2012	2011	2010
	(Dollars in Thousands, Except per Share Data)
Interest income:
Interest and fees on loans	$38,921	$36,320	$37,200
Interest and dividends on investment securities:
Taxable interest income	12,269	13,278	10,588
Non-taxable interest income	3,507	1,700	220
Dividends	567	629	706
Interest on federal funds sold and other short-term investment	8	—	—
Total interest income	55,272	51,927	48,714
Interest expense:
Interest on certificates of deposit $100 & over	839	1,215	1,301
Interest on other deposits	4,569	4,305	4,705
Interest on short-term borrowings	—	79	211
Interest on long-term borrowings	6,368	6,578	8,568
Total interest expense	11,776	12,177	14,785
Net interest income	43,496	39,750	33,929
Provision for loan losses	325	2,448	5,076
Net interest income, after provision for loan losses	43,171	37,302	28,853
Other income:
Service charges, commissions and fees	1,775	1,896	1,975
Annuity and insurance	204	110	123
Bank-owned life insurance	1,018	1,038	1,226
Loan related fees	510	432	180
Net gains on sale of loans held for sale	484	251	140
Bargain gain on acquisition	899	—	—
Other	308	117	167
Total other-than-temporary impairment losses	(870)	(342)	(8,953)
Less: Portion of loss recognized in other comprehensive income (before taxes)	—	—	3,377
Net other-than-temporary impairment losses	(870)	(342)	(5,576)
Net gains on sale on investment securities	2,882	3,976	4,237
Net investment securities gains (losses)	2,012	3,634	(1,339)
Total other income	7,210	7,478	2,472
Other expense:
Salaries and employee benefits	12,571	11,527	10,765
Occupancy and equipment	2,987	2,947	3,181
FDIC Insurance	1,154	1,712	2,126
Professional and consulting	1,077	1,156	1,121
Stationery and printing	349	368	316
Marketing and advertising	186	131	268
Computer expense	1,419	1,312	1,366
Other real estate owned expense, net	150	398	284
Loss on fixed assets, net	—	—	427
Repurchase agreement prepayment and termination fee	1,012	—	594
Acquisition cost	482	—	—
Other	3,810	3,892	3,651
Total other expense	25,197	23,443	24,099
Income before income tax expense	25,184	21,337	7,226
Income tax expense	7,677	7,411	222
Net income	17,507	13,926	7,004
Preferred stock dividends and accretion	281	820	581
Net income available to common stockholders	$17,226	$13,106	$6,423
Earnings per common share:
Basic	$1.05	$0.80	$0.43
Diluted	$1.05	$0.80	$0.43
Weighted average common shares outstanding:
Basic	16,340,197	16,295,761	15,025,870
Diluted	16,351,046	16,314,899	15,027,159

See the accompanying notes to the consolidated financial statements.

CENTER BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
	2012	2011	2010
	(Dollars in Thousands)
Net income	$17,507	$13,926	$7,004
Other comprehensive income, net of tax:
Unrealized gains and losses on securities available-for-sale:
Reclassification adjustments for OTTI losses included in income	870	342	5,576
Tax effect	(265)	(119)	(1,121)
Net of tax amount	605	223	4,455
Unrealized gains on available for sale securities	19,819	8,990	3,822
Tax effect	(7,444)	(3,486)	(1,791)
Net of tax amount	12,375	5,504	2,031
Reclassification adjustment for realized gains arising during this period	(2,882)	(3,976)	(4,237)
Tax effect	879	1,380	852
Net of tax amount	(2,003)	(2,596)	(3,385)
Unrealized holding gains on securities transferred from available-for-sale to held-to-maturity securities	—	291	—
Tax effect	—	(110)	—
Net of tax amount	—	181	—
Unrealized holding gains on securities transferred from available-for-sale to held-to-maturity securities	(2)	(46)	—
Tax effect	1	28	—
Net of tax amount	(1)	(18)	—
Pension plan:
Actuarial loss	(790)	(1,649)	—
Tax effect	323	584	—
Net of tax amount	(467)	(1,065)	—
Total other comprehensive income	10,509	2,229	3,101
Total comprehensive income	$28,016	$16,155	$10,105

See the accompanying notes to the consolidated financial statements.

CENTER BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Years Ended December 31, 2012, 2011 and 2010
	Preferred Stock	Common Stock	Additional Paid In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	(In Thousands, Except Share and per Share Data)
Balance, January 1, 2010	$9,619	$97,908	$5,650	$17,068	$(17,720)	$(10,776)	$101,749
Comprehensive income:
Net income				7,004			7,004
Other comprehensive income						3,101	3,101
Accretion of discount on preferred stock	81			(81)			—
Dividends on preferred stock				(500)			(500)
Proceeds from stock offerings (1,715,000 shares)		12,148	(770)				11,378
Cash dividends declared on common stock ($0.12 per share)				(1,852)			(1,852)
Issuance cost of common stock				(6)			(6)
Stock awarded			3		22		25
Stock-based compensation expense			51				51
Option related tax trueup			7				7
Balance, December 31, 2010	9,700	110,056	4,941	21,633	(17,698)	(7,675)	120,957
Comprehensive income:
Net income				13,926			13,926
Other comprehensive income						2,229	2,229
Accretion of discount on preferred stock	300			(300)			—
Dividends on preferred stock				(520)			(520)
Redemption of series A preferred stock	(10,000)						(10,000)
Proceeds from issuance of series B preferred stock	11,250						11,250
Warrant repurchased			(245)				(245)
Cash dividends declared on common stock ($0.12 per share)				(1,955)			(1,955)
Issuance cost of common stock				(5)			(5)
Issuance cost of series B preferred stock				(84)			(84)
Exercise of stock options (42,495 shares)			(16)		344		328
Stock-based compensation expense			35				35
Balance, December 31, 2011	11,250	110,056	4,715	32,695	(17,354)	(5,446)	135,916
Net income				17,507			17,507
Other comprehensive income						10,509	10,509
Dividends on series B preferred stock				(253)			(253)
Cash dividends declared on common stock ($0.195 per share)				(3,188)			(3,188)
Issuance cost of common stock				(8)			(8)
Exercise of stock options (15,588 shares)			19		122		141
Stock-based compensation expense			39				39
Option related tax trueup			28				28
Balance, December 31, 2012	$11,250	$110,056	$4,801	$46,753	$(17,232)	$5,063	$160,691

See the accompanying notes to the consolidated financial statements.

CENTER BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2012	2011	2010
	(Dollars in Thousands)
Cash flows from operating activities:
Net income	$17,507	$13,926	$7,004
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and amortization	914	983	1,165
Provision for loan losses	325	2,448	5,076
Provision for deferred taxes	1,912	3,406	51
Stock-based compensation expense	39	35	51
Net other-than-temporary impairment losses	870	342	5,576
Net gains on sales of available-for-sale securities	(2,882)	(3,976)	(4,237)
Net gains on sales of loans held for sale	(484)	(251)	(140)
Net loans originated for sale	(22,013)	(14,357)	(8,347)
Proceeds from sales of loans held for sale	22,024	13,923	8,154
Net loss on disposition of premises and equipment	—	—	427
Net loss on sales of other real estate owned	9	5	207
Increase in cash surrender value of bank owned life insurance	(1,018)	(1,038)	(1,226)
Net amortization of securities	4,589	4,012	2,979
Increase in accrued interest receivable	(241)	(2,085)	(101)
Decrease in prepaid FDIC insurance assessment	1,073	1,698	1,792
(Increase) decrease in other assets	(2,538)	(402)	1,642
Increase (decrease) in other liabilities	980	(585)	(2,426)
Net cash provided by operating activities	21,066	18,084	17,647
Cash flows from investing activities:
Investment securities available-for-sale:
Purchases	(207,880)	(400,644)	(791,156)
Sales	130,059	254,821	644,075
Maturities, calls and principal repayment	48,406	48,029	67,960
Investment securities held-to-maturity:
Purchases	(16,606)	(13,118)	—
Maturities and principal repayment	30,258	7,475	—
Net redemption of restricted investment in bank stock	319	363	1,076
Net (increase) decrease in loans	(83,478)	(49,223)	8,348
Purchases of premises and equipment	(842)	(316)	(300)
Purchase of bank-owned life insurance	(5,000)	—	(6,000)
Redemption of bank-owned life insurance	—	—	5,610
Proceeds from life insurance death benefits	—	—	15
Proceeds from sale of premises and equipment	—	—	1
Proceeds from sale of other real estate owned	500	33	1,720
Cash and cash equivalent acquired in acquisition	6,195	—	—
Cash consideration paid in acquisition	(10,251)	—	—
Net cash used in investing activities	(108,320)	(152,580)	(68,651))
Cash flows from financing activities:
Net increase in deposits	100,271	261,083	46,627
Net decrease in short-term borrowings	—	(41,855)	(4,254)
Payments on long-term borrowings	(15,000)	(10,000)	(52,144)
Cash dividends on common stock	(2,778)	(1,955)	(1,800)
Cash dividends on preferred stock	(363)	(417)	(500)
Proceeds from issuance of Series B preferred stock	—	11,250	—
Redemption of Series A preferred stock	—	(10,000)	—
Warrant repurchased	—	(245)	—
Issuance cost of common stock	(8)	(5)	(6)
Issuance cost of Series B preferred stock	—	(84)	—
Proceeds from issuance of shares from stock offering	—	—	12,148
Issuance cost of common stock	—	—	(770)
Tax expense from stock based compensation	28	—	7
Issuance cost of restricted stock award	—	—	25
Proceeds from exercise of stock options	141	328	—
Net cash provided by (used in) financing activities	82,291	208,100	(667)
Net (decrease) increase in cash and cash equivalents	(4,963)	73,604	(51,671)
Cash and cash equivalents at beginning of year	111,101	37,497	89,168
Cash and cash equivalents at end of year	$106,138	$111,101	$37,497
Supplemental disclosures of cash flow information:
Noncash activities:
Trade date accounting settlement for investments	$—	$—	$8
Transfer of loans to other real estate owned	1,300	629	1,927
Net investment in direct financing lease	—	—	3,700
Transfer from investment securities available-for-sale to investment securities held-to-maturity	—	66,833	—
Cash paid during year for:
Interest paid on deposits and borrowings	$11,894	$12,226	$15,569
Income taxes	6,280	4,484	2,479
Business combinations:
Non-cash assets acquired:
Investment securities available-for-sale	$37,143	$—	$—
Loans	52,192	—	—
Premises and equipment, net	1,262	—	—
Accrued interest receivable	389	—	—
Total non-cash assets acquired	$90,986	$—	$—
Liabilities assumed:
Deposits	$85,236	$—	$—
Other liabilities	795	—	—
Total liabilities assumed	$86,031	$—	$—
Net non-cash assets acquired	$4,056	$—	$—
Bargain gain on acquisition	$899	$—	$—
Net cash and cash equivalents acquired	$6,195	$—	$—
Cash consideration paid in acquisition	$10,251	$—	$—

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

Business

The Parent Corporation is a bank holding company whose principal activity is the ownership and management of Union Center National Bank as mentioned above. The Bank provides a full range of banking services to individual and corporate customers through branch locations in Union, Morris and, commencing in August 2012, Bergen counties, New Jersey. Additionally, the Bank originates residential mortgage loans and services such loans for others. The Bank is subject to competition from other financial institutions and the regulations of certain federal and state agencies and undergoes periodic examinations by those regulatory authorities.

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

Cash and Cash Equivalents

Cash and cash equivalents includes cash on hand and balances due from correspondent banks including the Federal Reserve Bank and interest bearing deposits with banks.

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

CENTER BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Summary of Significant Accounting Policies  – (continued)

Securities are evaluated on at least a quarterly basis, and more frequently when market conditions warrant such an evaluation, to determine whether a decline in their value is other-than-temporary. FASB ASC 320-10-65 clarifies the interaction of the factors that should be considered when determining whether a debt security is other–than-temporarily impaired. For debt securities, management must assess whether (a) it has the intent to sell the security and (b) it is more likely than not that it will be required to sell the security prior to its anticipated recovery. These steps are done before assessing whether the entity will recover the cost basis of the investment. In instances when a determination is made that an other-than-temporary impairment exists but the investor does not intend to sell the debt security and it is not more likely than not that it will be required to sell the debt security prior to its anticipated recovery, FASB ASC 320-10-65 changed the presentation and amount of the other-than-temporary impairment recognized in the statement of income. The other-than-temporary impairment is separated into (a) the amount of the total other-than-temporary impairment related to a decrease in cash flows expected to be collected from the debt security (the credit loss) and (b) the amount of the total other-than-temporary impairment related to all other factors. The amount of the total other-than-temporary impairment related to the credit loss is recognized through earnings. The amount of the total other-than-temporary impairment related to all other factors is recognized through other comprehensive income. Impairment charges on certain investment securities of approximately $0.9 million, $0.3 million and $5.6 million were recognized in earnings during the years ended December 31, 2012, 2011 and 2010, respectively.

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

Allowance for Loan Losses

The Allowance is maintained at a level determined adequate to provide for probable loan losses. The allowance is increased by provisions charged to operations and reduced by loan charge-offs, net of recoveries. The allowance is based on management’s evaluation of the loan portfolio considering economic conditions, the volume and nature of the loan portfolio, historical loan loss experience and individual credit situations.

Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the Allowance. In connection with the determination of the Allowance, management obtains independent appraisals for significant properties.

The ultimate collectability of a substantial portion of the Bank’s loan portfolio is susceptible to changes in the real estate market and economic conditions in the State of New Jersey and the impact of such conditions on the creditworthiness of the borrowers.

Management believes that the allowance for loan losses is adequate. Management uses available information to recognize loan losses; however, future additions to the Allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s Allowance. Such agencies may require the Bank to recognize additions to the Allowance based on their judgments about information available to them at the time of their examinations.

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

Mortgage Servicing

The Corporation performs various servicing functions on loans owned by others. A fee, usually based on a percentage of the outstanding principal balance of the loan, is received for those services. At December 31, 2012 and 2011, the Corporation was servicing approximately $10.2 million and $8.9 million, respectively, of loans for others.

The Corporation accounts for its servicing of financial assets in accordance with FASB ASC 860-50. The Corporation originates certain mortgages under plans to sell those loans and service the loans owned by the investor. The Corporation records mortgage servicing rights and the loans based on relative fair values at the date of sale. The balance of mortgage servicing rights at December 31, 2012 and 2011 are immaterial to the Corporation’s consolidated financial statements.

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

As of December 31, 2012 and 2011, the unpaid principal balance of the Corporation’s portfolio of residential mortgage loans sold to Fannie Mae was $10.2 million and $8.9 million, respectively. These loans are generally sold on a non-recourse basis. The agreements under which the Corporation sells residential mortgage loans require the Corporation to deliver various documents to the investor or its document custodian. Although these loans are primarily sold on a non-recourse basis, the Corporation may be obligated to repurchase residential mortgage loans where required documents are not delivered or are defective. Investors may require the immediate repurchase of a mortgage loan when an early payment default discovered in an underwriting review reveals significant underwriting deficiencies, even if the mortgage loan has subsequently been brought current. As of December 31, 2012, there were no pending repurchase requests related to representation and warranty provisions.

CENTER BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Summary of Significant Accounting Policies  – (continued)

Employee Benefit Plans

The Corporation has a non-contributory pension plan that covered all eligible employees up until September 30, 2007, at which time the Corporation froze its defined benefit pension plan. As such, all future benefit accruals in this pension plan were discontinued and all retirement benefits that employees would have earned as of September 30, 2007 were preserved. The Corporation’s policy is to fund at least the minimum contribution required by the Employee Retirement Income Security Act of 1974. The costs associated with the plan are accrued based on actuarial assumptions and included in other expense.

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

Stock compensation accounting guidance requires that compensation cost for all stock awards be calculated and recognized over the employees’ service period, generally defined as the vesting period. For awards with graded-vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award. A Black-Scholes model is used to estimate the fair value of stock options while the market price of the Corporation’s common stock at the date of grant is used for restricted stock awards. See Note 17 of the Notes to Consolidated Financial Statements for a further discussion.

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

CENTER BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Summary of Significant Accounting Policies  – (continued)

Earnings per common share have been computed based on the following:

	Years Ended December 31,
	2012	2011	2010
	(In Thousands, Except per Share Amounts)
Net income	$17,507	$13,926	$7,004
Preferred stock dividends and accretion	281	820	581
Net income available to common stockholders	$17,226	$13,106	$6,423
Average number of common shares outstanding	16,340	16,296	15,026
Effect of dilutive options	11	19	1
Average number of common shares outstanding used to calculate diluted earnings per common share	16,351	16,315	15,027
Anti-dilutive common shares outstanding	42	79	134
Earnings per common share:
Basic	$1.05	$0.80	$0.43
Diluted	$1.05	$0.80	$0.43

Treasury Stock

The Parent Corporation, under a stock buyback program last amended in 2008, is authorized to buy back up to 2,039,731 shares of the Parent Corporation’s common stock. Subject to limitations applicable to the Corporation, purchases may be made from time to time as, in the opinion of management, market conditions warrant, in the open market or in privately negotiated transactions. Shares repurchased will be added to the corporate treasury and will be used for future stock dividends and other issuances. As of December 31, 2012, Center Bancorp had 16.3 million shares of common stock outstanding. As of December 31, 2012, the Parent Corporation had purchased 1,386,863 common shares at an average cost per share of $11.44 under the stock buyback program as amended on October 1, 2007 and June 26, 2008. The repurchased shares were recorded as treasury stock, which resulted in a decrease in stockholders’ equity. Treasury stock is recorded using the cost method and accordingly is presented as a reduction of stockholders’ equity. During the years ended December 31, 2012, 2011 and 2010, the Parent Corporation did not purchase any of its shares.

Goodwill

The Corporation adopted the provisions of FASB ASC 350-10 (previously SFAS No. 142, “Goodwill and Other Intangible Assets”), which requires that goodwill be tested for impairment annually, or more frequently if impairment indicators arise for impairment. No impairment charge was deemed necessary for the years ended December 31, 2012, 2011 and 2010.

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

Disclosure of comprehensive income for the years ended December 31, 2012, 2011 and 2010 is presented in the Consolidated Statements of Comprehensive Income and presented in detail in Note 15 of the Notes to Consolidated Financial Statements.

CENTER BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Summary of Significant Accounting Policies  – (continued)

Bank-Owned Life Insurance

The Corporation invests in Bank-Owned Life Insurance (“BOLI”) to help offset the rising cost of employee benefits. During the fourth quarter of 2012, the Corporation purchased additional BOLI policies of $5.0 million. During the third quarter of 2010, the Corporation redeemed BOLI policies for proceeds of $5.6 million and purchased additional BOLI policies of $6.0 million. In conjunction with the redemption, the Corporation recorded a tax expense of $633,000 in 2010. The change in the cash surrender value of the BOLI is recorded as a component of other income.

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

Advertising Costs

The Corporation recognizes its marketing and advertising cost as incurred. Advertising costs were $186,000, $131,000 and $268,000 for the years ended December 31, 2012, 2011 and 2010, respectively.

Reclassifications

Certain reclassifications have been made in the consolidated financial statements for 2011 and 2010 to conform to the classifications presented in 2012.

Note 2 — Recent Accounting Pronouncements

In December 2012, the FASB issued an exposure draft of a proposed ASU of Topic 825-15, Credit Losses. The amendments of the proposed ASU would require all reporting entities, both public and nonpublic, to calculate impairment of existing financial assets on the basis of the current estimates of contractual cash flows not expected to be collected on the financial assets held at the reporting date. The proposed amendments would remove the existing “probable” threshold for recognizing credit losses and broaden the range of information that must be considered in measuring the allowance for expected credit losses. The estimate of expected credit losses would be based on relevant information about past events, including historical loss experience with similar assets, current conditions and reasonable and supportable forecasts that affect the future collectability of the assets’ remaining contractual cash flows.

As a result of the proposed amendments, financial assets carried at amortized cost less an allowance would reflect the current estimate of the cash flows expected to be collected at the reporting date, and the income statement would reflect credit deterioration (or improvement) that has taken place during the period. For financial assets measured at fair value with changes in fair value recognized through other comprehensive income, the balance sheet would reflect the fair value, but the income statement would reflect credit deterioration (or improvement) that has taken place during the period. An entity, however, may choose to not recognize expected credit losses on financial assets measured at fair value, with changes in fair value recognized through other comprehensive income, if both (1) the fair value of the financial asset is greater than (or equal to) the amortized cost basis and (2) expected credit losses on the financial asset are insignificant. Currently, when credit losses are measured an entity only considers past events and current conditions, the proposed amendments would broaden the information entities are required to consider to include historical loss experience with similar assets and reasonable and supportable forecasts that affect the expected collectability of the assets’ remaining contractual cash flows. It is expected that entities will be able to leverage their current risk monitoring systems in implementing the proposed approach, however, for the inputs used to estimate the expected credit loss approach. An entity would apply the proposed amendments with a cumulative-effect adjustment to the statement of financial position beginning in the first reporting period in which the guidance is effective.

Both users and preparers of financial statements were requested to review and comment upon the exposure draft by April 30, 2013. The exposure draft does not include a proposed effective date of this guidance.

CENTER BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 — Cash and Due from Banks

The Bank maintained cash balances reserved to meet regulatory requirements of the Federal Reserve Board of approximately $1,337,000 and $1,155,000 at December 31, 2012 and 2011, respectively.

Note 4. Business Combinations

On August 1, 2012, the Bank assumed all of the deposits and certain other liabilities and acquired certain assets of Saddle River Valley Bank (“Saddle River”), a New Jersey State-chartered bank, pursuant to the terms of a Purchase and Assumption Agreement, dated as of February 1, 2012, among the Bank, Saddle River Valley Bank and Saddle River Valley Bancorp. This purchase and assumption was in keeping with the Bank’s strategy to expand its base of operations into Northern New Jersey.

The Bank assumed approximately $85.2 million in deposits and acquired approximately $89.3 million in loans and securities from Saddle River. The Bank paid total consideration of $10.3 million in cash. Acquisition costs, totaling $482,000 are reported on the consolidated statements of income.

The following table sets forth assets acquired and liabilities assumed at their estimated fair values, and resulting Bargain gain on acquisition, as of the closing date of the transaction:

August 1, 2012
(Dollars in thousands)
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

The fair value estimates are subject to change for up to one year after the closing date of the transaction if additional information relative to closing date fair values becomes available. As the Bank continues to analyze the acquired assets and liabilities, there may be adjustments to the recorded carrying values.

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

CENTER BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4. Business Combinations – (continued)

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

Accrued interest receivable. The carrying amounts of accrued interest approximate fair value.

Other liabilities. The estimated fair values of other liabilities approximate their stated face amounts.

In connection with the Saddle River asset/liability purchase and assumption, the Corporation recorded a net deferred income tax liability of $620,000 related to the tax attributes of the transaction.

The following table presents actual operating results attributable to Saddle River since the August 1, 2012 assumption date through December 31, 2012. This information does not include purchase accounting adjustments or acquisition integration costs.

(Dollars in thousands)
Net interest income	$1,352
Non-interest income	15
Non-interest expense and income taxes	(763)
Net income	$604

The Corporation has not provided pro forma information for the twelve month periods ended December 31, 2012 and 2011as if the asset/liability purchase and assumption of Saddle River had occurred as of both January 1, 2012 and 2011. There is no consistent level base for objective comparison as product balances declined on a steady basis from the agreement date to assumption date and the closing date and accordingly such disclosures are considered impractical. The application of those disclosures would require a significant estimate of amounts, and it is impossible to distinguish objective information about those estimates that both provide evidence of circumstances that existed at the reporting dates, and would have been available when the financial statements for the prior periods were issued. The Company will continue to evaluate information, and provide the required disclosures in future filings if deemed practical.

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

(Dollars in thousands)
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

(Dollars in thousands)
Contractually required principal and interest at acquisition	$50,917
Contractual cash flows not expected to be collected (credit mark)	(807)
Expected cash flows at acquisition	50,110
Interest rate premium mark	1,313
Fair value of acquired loans not accounted for under FASB ASC 310-30	$51,423

CENTER BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 — Investment Securities

The following tables present information related to the Corporation’s portfolio of securities available-for-sale and held-to-maturity at December 31, 2012 and 2011.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	December 31, 2012
	(Dollars in Thousands)
Investment Securities Available-for-Sale:
U.S. Treasury and agency securities	$11,870	$62	$(23)	$11,909
Federal agency obligations	20,207	333	(5)	20,535
Residential mortgage pass-through securities	52,400	1,385	(1)	53,784
Commercial mortgage pass-through securities	9,725	244	—	9,969
Obligations of U.S. states and political subdivisions	103,193	4,653	(132)	107,714
Trust preferred securities	22,279	144	(1,174)	21,249
Corporate bonds and notes	228,681	9,095	(371)	237,405
Collateralized mortgage obligations	2,120	—	—	2,120
Asset-backed securities	19,431	311	—	19,742
Certificates of deposit	2,854	21	(10)	2,865
Equity securities	535	—	(210)	325
Other securities	9,145	68	(15)	9,198
Total	$482,440	$16,316	$(1,941)	$496,815
Investment Securities Held-to-Maturity:
Federal agency obligations	$4,178	$79	$—	$4,257
Commercial mortgage-backed securities	5,501	154	(5)	5,650
Obligations of U.S. states and political subdivisions	48,385	4,139	—	52,524
Total	$58,064	$4,372	$(5)	$62,431
Total investment securities	$540,504	$20,688	$(1,946)	$559,246

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	December 31, 2011
	(Dollars in Thousands)
Investment Securities Available-for-Sale:
Federal agency obligations	$24,781	$188	$—	$24,969
Residential mortgage pass-through securities	113,213	2,157	(6)	115,364
Obligations of U.S. states and political subdivisions	66,309	2,900	(36)	69,173
Trust preferred securities	20,567	14	(4,394)	16,187
Corporate bonds and notes	175,812	1,382	(4,077)	173,117
Collateralized mortgage obligations	3,226	—	(1,327)	1,899
Asset-backed securities	7,614	52	(13)	7,653
Equity securities	535	—	(273)	262
Other securities	5,882	21	(20)	5,883
Total	$417,939	$6,714	$(10,146)	$414,507
Investment Securities Held-to-Maturity:
Federal agency obligations	$28,262	$177	$(34)	$28,405
Commercial mortgage-backed securities	6,276	—	(69)	6,207
Obligations of U.S. states and political subdivisions	37,695	2,615	—	40,310
Total	$72,233	$2,792	$(103)	$74,922
Total investment securities	$490,172	$9,506	$(10,249)	$489,429

The available-for-sale securities are reported at fair value with unrealized gains or losses included in equity, net of taxes. Accordingly, the carrying value of such securities reflects their fair value at the balance sheet date. Fair value is based upon either quoted market prices, or in certain cases where there is limited activity in the market for a particular instrument, assumptions are made to determine their fair value. See Note 19 of the Notes to Consolidated Financial Statements for a further discussion.

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

CENTER BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 — Investment Securities  – (continued)

The following table presents information for investments in securities available-for-sale and held-to-maturity at December 31, 2012, based on scheduled maturities. Actual maturities can be expected to differ from scheduled maturities due to prepayment or early call options of the issuer.

	December 31, 2012
	Amortized Cost	Fair Value
	(Dollars in Thousands)
Investment Securities Available-for-Sale:
Due in one year or less	$21,193	$21,245
Due after one year through five years	110,359	113,410
Due after five years through ten years	134,647	140,658
Due after ten years	144,436	148,226
Residential mortgage pass-through securities	52,400	53,784
Commercial mortgage pass-through securities	9,725	9,969
Equity securities	535	325
Other securities	9,145	9,198
Total	$482,440	$496,815
Investment Securities Held-to-Maturity:
Due after five years through ten years	$2,578	$2,807
Due after ten years	49,985	53,974
Commercial mortgage-backed securities	5,501	5,650
Total	$58,064	$62,431
Total investment securities	$540,504	$559,246

During 2012, securities sold from the Corporation’s available-for-sale portfolio generated proceeds of approximately $130.1 million. The gross realized gains on securities sold amounted to approximately $2,905,000, while the gross realized losses, which included impairment charges of $870,000, amounted to approximately $893,000 in 2012. During 2011, securities sold from the Corporation’s available-for-sale portfolio generated proceeds of approximately $254.8 million. The gross realized gains on securities sold amounted to approximately $4,045,000, while the gross realized losses, which included impairment charges of $342,000, amounted to approximately $411,000 in 2011. During 2010, securities sold from the Corporation’s available-for-sale portfolio generated proceeds of approximately $644.1 million. The gross realized gains on securities sold amounted to approximately $4,872,000, while the gross realized losses amounted to approximately $635,000 in 2010.

 Gross gains and losses from the sales of investment securities for the years ended December 31, 2012, 2011 and 2010 were as follows:

	Years Ended December 31,
(Dollars in Thousands)	2012	2011	2010
Gross gains on sales of investment securities	$2,905	$4,045	$4,872
Gross losses on sales of investment securities	23	69	635
Net gains on sales of investment securities	$2,882	$3,976	$4,237

CENTER BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 — Investment Securities  – (continued)

Other-than-Temporarily Impaired Investments

Summary of Other-than-Temporary Impairment Charges

	Years Ended December 31,
	2012	2011	2010
	(Dollars in Thousands)
One variable rate private label CMO	$484	$18	$360
One trust preferred security	—	—	3,000
Pooled trust preferred securities	68	—	1,818
Principal losses on a variable rate CMO	318	324	398
Total other-than-temporary impairment charges	$870	$342	$5,576

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

CENTER BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 — Investment Securities  – (continued)

The following table presents detailed information for each trust preferred security held by the Corporation at December 31, 2012, of which all but one has at least one rating below investment grade.

Deal Name	Single Issuer or Pooled	Class/ Tranche	Amortized Cost	Fair Value	Gross Unrealized Gain (Loss)	Lowest Credit Rating Assigned	Number of Banks Currently Performing	Deferrals and Defaults as % of Original Collateral	Expected Deferral/Defaults as % of Remaining Performing Collateral
	(Dollars in Thousands)
Countrywide Capital IV	Single	—	$1,770	$1,766	$(4)	BB+	1	None	None
Countrywide Capital V	Single	—	2,747	2,766	19	BB+	1	None	None
Countrywide Capital V	Single	—	250	252	2	BB+	1	None	None
NPB Capital Trust II	Single	—	868	885	17	NR	1	None	None
Citigroup Cap IX	Single	—	992	1,000	8	BB	1	None	None
Citigroup Cap IX	Single	—	1,905	1,929	24	BB	1	None	None
Citigroup Cap XI	Single	—	246	249	3	BB	1	None	None
Nationsbank Cap Trust III	Single	—	1,572	1,210	(362)	BB+	1	None	None
Morgan Stanley Cap Trust IV	Single	—	2,500	2,490	(10)	BB+	1	None	None
Morgan Stanley Cap Trust IV	Single	—	1,742	1,742	—	BB+	1	None	None
Saturns — GS 2004-06	Single	—	242	247	5	BB+	1	None	None
Saturns — GS 2004-06	Single	—	313	319	6	BB+	1	None	None
Saturns — GS 2004-04	Single	—	780	793	13	BB+	1	None	None
Saturns — GS 2004-04	Single	—	22	22	—	BB+	1	None	None
Goldman Sachs	Single	—	1,000	1,047	47	BB+	1	None	None
Stifel Financial	Single	—	4,500	4,496	(4)	BBB-	1	None	None
ALESCO Preferred Funding VII	Pooled	C1	830	36	(794)	Ca	48 of 62	35.9%	46.2%
Total			$22,279	$21,249	$(1,030)

The Corporation owns one pooled trust preferred security (“Pooled TRUP”), which consists of securities issued by financial institutions and insurances companies and the Corporation holds the mezzanine tranche of such securities. Senior tranches generally are protected from defaults by over-collateralization and cash flow default protection provided by subordinated tranches, with senior tranches having the greatest protection and mezzanine tranches subordinated to the senior tranches. The Corporation’s analysis of this Pooled TRUP falls within the scope of EITF 99-20, ASC 320-40 and uses a discounted cash flow model to determine the total OTTI loss. The model considers the structure and term and the financial condition of the underlying issuers. Specifically, the model details interest rates, principal balances of note classes and underlying issuers and the allocation of the payments to the note classes according to a priority of payments specified in the offering circular and indenture. The current estimate of expected cash flows is based on the most recent trustee reports and other relevant market information including announcements of interest payment deferrals or defaults of underlying trust preferred securities. Assumptions used in the model include default rates, default rate timing profile and recovery rates. The Corporation assumes no prepayments as the Pooled TRUP was issued at comparatively tight spreads and as such, there is little incentive, if any, to prepay.

CENTER BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 — Investment Securities  – (continued)

During 2012, one of the Pooled TRUPS, ALESCO VI, was sold in the fourth quarter with loss on sale of $18,000. The other Pooled TRUP, ALESCO VII, incurred its fourteenth interruption of cash flow payments to date. Management determined that an other-than-temporary impairment charge of $68,000 existed on this security for the twelve months ended December 31, 2012.

At December 31, 2012, excess subordination as a percentage of remaining performing collateral for the ALESCO Preferred Funding VII investments was -49.3 percent. Excess subordination is the amount of performing collateral above the amount of outstanding collateral underlying each class of the security. The excess subordination as a percent of remaining performing collateral reflects the difference between the performing collateral and the collateral underlying each security divided by the performing collateral. A negative number results when the paying collateral is less than the collateral underlying each class of the security. A low or negative number decreases the likelihood of full repayment of principal and interest according to original contractual terms.

Credit Loss Portion of OTTI Recognized in Earning on Debt Securities

	Years Ended December 31,
	2012	2011	2010
	(Dollars in Thousands)
Balance of credit-related OTTI at January 1,	$6,539	$6,197	$3,621
Addition:
Credit losses for which other-than-temporary impairment was not previously recognized	870	342	5,576
Reduction:
Credit losses for securities sold during the period	(2,959)	—	(3,000)
Balance of credit-related OTTI at December 31,	$4,450	$6,539	$6,197

The Corporation held one variable rate private label collateralized mortgage obligation (CMO), which was also evaluated for impairment. The Variable Rate Collateralized Mortgage Obligation was originally issued in 2006 and is 30 year Adjustable Rate Mortgage loan secured by a first lien, fully amortizing one-to-four residential mortgage loans. The tranche purchased was a Super Senior with an original credit rating of AAA/AAA. The top five states geographic concentration comprised in the deal were California 18.2 percent, Arizona 10.5 percent, Virginia 6.1 percent, Florida 6.5 percent and Nevada 6.3 percent. No one state exceeded a 25 percent concentration. These states have been heavily impacted by the financial crises and as such have sustained heavy delinquencies affecting the credit rating of the security. Management had applied aggressive default rates to identify if any credit impairment exists, as these bonds were downgraded to below investment grade. The Corporation recorded $318,000 in principal losses on the bond in 2012, and an other-than-temporary impairment charge of $484,000, which represents 15.3 percent of the par amount of $3.2 million. The new cost basis for the security has been written down to $2.1 million, and this security was subsequently sold at this book value in January 2013.

CENTER BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 — Investment Securities  – (continued)

Temporarily Impaired Investments

For all other securities, the Corporation does not believe that the unrealized losses, which were comprised of 49 investment securities as of December 31, 2012, represent an other-than-temporary impairment. The gross unrealized losses associated with mortgage-backed securities, corporate bonds, asset-backed securities and tax-exempt securities are not considered to be other than temporary because their unrealized losses are related to changes in interest rates and do not affect the expected cash flows of the underlying collateral or issuer.

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

The Corporation evaluates all securities with unrealized losses quarterly to determine whether the loss is other than temporary. Unrealized losses in the mortgage-backed securities category consist primarily of U.S. agency and private issue collateralized mortgage obligations. Unrealized losses in the corporate debt securities category consist of single name corporate trust preferred securities, a pooled trust preferred security and corporate debt securities issued by large financial institutions. The decline in fair value is due in large part to the lack of an active trading market for these securities, changes in market credit spreads and rating agency downgrades. For collateralized mortgage obligations, management reviewed expected cash flows and credit support to determine if it was probable that all principal and interest would be repaid. None of the corporate issuers have defaulted on interest payments. Management concluded that these securities were not other-than-temporarily impaired at December 31, 2012. Future deterioration in the cash flow on collateralized mortgage obligations or the credit quality of these large financial institution issuers of corporate debt securities could result in impairment charges in the future.

In determining that the securities giving rise to the previously mentioned unrealized losses were not other than temporary, the Corporation evaluated the factors cited above, which the Corporation considers when assessing whether a security is other-than-temporarily impaired. In making these evaluations the Corporation must exercise considerable judgment. Accordingly, there can be no assurance that the actual results will not differ from the Corporation’s judgments and that such differences may not require the future recognition of other-than-temporary impairment charges that could have a material affect on the Corporation’s financial position and results of operations. In addition, the value of, and the realization of any loss on, an investment security is subject to numerous risks as cited above.

CENTER BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 — Investment Securities  – (continued)

The following tables indicate gross unrealized losses not recognized in income and fair value, aggregated by investment category and the length of time individual securities have been in a continuous unrealized loss position at December 31, 2012 and 2011:

	December 31, 2012
	Total		Less than 12 Months		12 Months or Longer
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in Thousands)
Investment Securities Available-for-Sale:
U.S. Treasury and agency securities	$4,460	$(23)	$4,460	$(23)	$—	$—
Federal agency obligation	877	(5)	877	(5)	—	—
Residential mortgage pass-through securities	1,669	(1)	1,669	(1)	—	—
Obligations of U.S. states and political subdivisions	18,360	(132)	18,360	(132)	—	—
Trust preferred securities	11,740	(1,174)	10,494	(18)	1,246	(1,156)
Corporate bonds and notes	26,440	(371)	18,244	(134)	8,196	(237)
Certificates of deposit	388	(10)	388	(10)	—	—
Equity securities	325	(210)	—	—	325	(210)
Other securities	985	(15)	—	—	985	(15)
Total	65,244	(1,941)	54,492	(323)	10,752	(1,618)
Investment Securities Held-to-Maturity:
Commercial mortgage-backed securities	932	(5)	932	(5)	—	—
Total	932	(5)	932	(5)	—	—
Total Temporarily Impaired Securities	$66,176	$(1,946)	$55,424	$(328)	$10,752	$(1,618)

CENTER BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 — Investment Securities  – (continued)

	December 31, 2011
	Total		Less than 12 Months		12 Months or Longer
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in Thousands)
Investment Securities Available-for-Sale:
Residential mortgage pass-through securities	$2,013	$(6)	$2,013	$(6)	$—	$—
Obligations of U.S. states and political subdivisions	4,352	(36)	4,352	(36)	—	—
Trust preferred securities	15,272	(4,394)	4,325	(996)	10,947	(3,398)
Corporate bonds and notes	97,043	(4,077)	89,534	(3,663)	7,509	(414)
Collateralized mortgage obligations	1,899	(1,327)	—	—	1,899	(1,327)
Asset-backed securities	3,884	(13)	3,884	(13)	—	—
Equity securities	262	(273)	—	—	262	(273)
Other securities	980	(20)	—	—	980	(20)
Total	125,705	(10,146)	104,108	(4,714)	21,597	(5,432)
Investment Securities Held-to-Maturity:
Federal agency obligations	11,980	(34)	11,980	(34)	—	—
Commercial mortgage-backed securities	6,207	(69)	6,207	(69)	—	—
Total	18,187	(103)	18,187	(103)	—	—
Total Temporarily Impaired Securities	$143,892	$(10,249)	$122,295	$(4,817)	$21,597	$(5,432)

Investment securities having a carrying value of approximately $96.1 million and $98.7 million at December 31, 2012 and 2011, respectively, were pledged to secure public deposits, short-term borrowings, and FHLB advances and for other purposes required or permitted by law.

Note 6 — Loans and the Allowance for Loan Losses

The following table sets forth the composition of the Corporation’s loan portfolio including net deferred fees and costs, at December 31, 2012 and 2011, respectively:

	2012	2011
	(Dollars in Thousands)
Commercial and industrial	$181,682	$146,711
Commercial real estate	497,392	408,164
Construction	40,277	39,388
Residential mortgage	169,094	159,753
Installment	1,104	959
Subtotal	889,549	754,975
Net deferred loan costs	123	17
Total loans	$889,672	$754,992

CENTER BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 — Loans and the Allowance for Loan Losses  – (continued)

At December 31, 2012 and 2011, loans to officers and directors aggregated approximately $18,977,000 and $10,279,000, respectively. During the year ended December 31, 2012, the Corporation made new loans to officers and directors in the amount of $13,952,000; payments by such persons during 2012 aggregated $5,254,000. On March 30, 2012, the Corporation appointed Frederick S. Fish to the Board of Directors. Mr. Fish had a prior lending relationship with the Bank, the total loan to Mr. Fish of approximately $9,910,000 is included in the amount of new loan to officers and directors. During the year ended December 31, 2011, the Corporation made new loans to officers and directors in the amount of $6,875,000; payments by such persons during 2011 aggregated $2,052,000.

Management is of the opinion that the above loans were made on the same terms and conditions as those prevailing for comparable transactions with non-related borrowers.

At December 31, 2012 and 2011, loan balances of approximately $532.8 million and $469.5 million were pledged to secure short term borrowings from the Federal Reserve Bank of New York and Federal Home Loan Bank Advances.

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

At December 31, 2012 and 2011, the net investment in direct financing lease consists of a minimum lease receivable of $4,699,000 and $4,870,000, respectively, and unearned interest income of $928,000 and $1,123,000, respectively, for a net investment in direct financing lease of $3,771,000 and $3,747,000, respectively. The net investment in direct financing lease is carried as a component of loans in the Corporation’s consolidated statements of condition.

Minimum future lease receipts of the direct financing lease are as follows:

For years ending December 31,	(Dollars in Thousands)
2013	$216
2014	216
2015	228
2016	265
2017	265
Thereafter	2,581
Total minimum future lease receipts	$3,771

The following table presents information about loan receivables on non-accrual status at December 31, 2012 and 2011:

	2012	2011
	(Dollars in Thousands)
Commercial and industrial	$214	$125
Commercial real estate	354	225
Construction	319	3,044
Residential mortgage	2,729	3,477
Total loans receivable on non-accrual status	$3,616	$6,871

CENTER BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 — Loans and the Allowance for Loan Losses  – (continued)

The Corporation continuously monitors the credit quality of its loans receivable. In addition to the internal staff, the Corporation utilizes the services of a third party loan review firm to rate the credit quality of its loans receivable. Credit quality is monitored by reviewing certain credit quality indicators. Assets classified “Pass” are deemed to possess average to superior credit quality, requiring no more than normal attention. Assets classified as “Special Mention” have generally acceptable credit quality yet possess higher risk characteristics/circumstances than satisfactory assets. Such conditions include strained liquidity, slow pay, stale financial statements, or other conditions that require more stringent attention from the lending staff. These conditions, if not corrected, may weaken the loan quality or inadequately protect the Corporation’s credit position at some future date. Assets are classified “Substandard” if the asset has a well defined weakness that requires management’s attention to a greater degree than for loans classified special mention. Such weakness, if left uncorrected, could possibly result in the compromised ability of the loan to perform to contractual requirements. An asset is classified as “Doubtful” if it is inadequately protected by the net worth and/or paying capacity of the obligor or of the collateral, if any, that secures the obligation. Assets classified as doubtful include assets for which there is a “distinct possibility” that a degree of loss will occur if the inadequacies are not corrected. All loans past due 90 days or more and all impaired loans are included in the appropriate category below. The following table presents information about the loan credit quality at December 31, 2012 and 2011:

Credit Quality Indicators

	December 31, 2012
	(Dollars in Thousands)
	Pass	Special Mention	Substandard	Doubtful	Total
Commercial and industrial	$176,818	$3,281	$1,583	$—	$181,682
Commercial real estate	462,266	18,945	16,181	—	497,392
Construction	38,303	810	1,164	—	40,277
Residential mortgage	163,769	993	4,332	—	169,094
Installment	967	—	137	—	1,104
Total loans	$842,123	$24,029	$23,397	$—	$889,549

Credit Quality Indicators

	December 31, 2011
	(Dollars in Thousands)
	Pass	Special Mention	Substandard	Doubtful	Total
Commercial and industrial	$143,097	$2,022	$1,592	$—	$146,711
Commercial real estate	371,519	24,282	12,363	—	408,164
Construction	36,344	—	3,044	—	39,388
Residential mortgage	154,080	—	5,673	—	159,753
Installment	959	—	—	—	959
Total loans	$705,999	$26,304	$22,672	$—	$754,975

CENTER BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 — Loans and the Allowance for Loan Losses  – (continued)

The following table provides an analysis of the impaired loans at December 31, 2012 and 2011:

	December 31, 2012
	(Dollars in Thousands)
No Related Allowance Recorded	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Commercial real estate	$1,500	$1,950	$—	$2,242	$108
Total	$1,500	1,950	$—	$2,242	$108

With An Allowance Recorded	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Commercial real estate	$4,180	$4,180	$493	$4,179	$138
Construction	—	—	—	1,655	16
Residential mortgage	1,255	1,255	152	3,667	51
Total	$5,435	$5,435	$645	$11,743	$313
Total
Commercial real estate	$5,680	$6,130	$493	$6,421	$246
Construction	—	—	—	1,655	16
Residential mortgage	1,255	1,255	152	3,667	51
Total (including related allowance)	$6,935	$7,305	$645	$11,743	$313

	December 31, 2011
	(Dollars in Thousands)
No Related Allowance Recorded	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Commercial and industrial	$—	$—	$—	$292	$11
Commercial real estate	2,121	2,570	—	3,390	149
Construction	—	—	—	3,156	—
Total	$2,121	$2,570	$—	$6,838	$160

With An Allowance Recorded	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Commercial real estate	$4,180	$4,180	$567	$4,583	$258
Construction	3,044	3,584	200	3,048	18
Residential mortgage	4,601	4,601	318	4,572	102
Total	$11,825	$12,365	$1,085	$12,203	$378
Total
Commercial and industrial	$—	$—	$—	$292	$11
Commercial real estate	6,301	6,750	567	7,973	407
Construction	3,044	3,584	200	6,204	18
Residential mortgage	4,601	4,601	318	4,572	102
Total (including related allowance)	$13,946	$14,935	$1,085	$19,041	$538

CENTER BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 — Loans and the Allowance for Loan Losses  – (continued)

Loans are considered to have been modified in a troubled debt restructuring when due to a borrower’s financial difficulties, the Corporation makes certain concessions to the borrower that it would not otherwise consider. Modifications may include interest rate reductions, principal or interest forgiveness, forbearance, and other actions intended to minimize economic loss and to avoid foreclosure or repossession of collateral. Generally, a non-accrual loan that has been modified in a troubled debt restructuring remains on non-accrual status for a period of six months to demonstrate that the borrower is able to meet the terms of the modified loan. However, performance prior to the modification, or significant events that coincide with the modification, are included in assessing whether the borrower can meet the new terms and may result in the loan being returned to accrual status at the time of loan modification or after a shorter performance period. If the borrower’s ability to meet the revised payment schedule is uncertain, the loan remains on non-accrual status. Included in impaired loans at December 31, 2012 are loans that are deemed troubled debt restructurings. Of these loans, $6.2 million, 91% of which are included in the tables above, are performing under the restructured terms and are accruing interest.

CENTER BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 — Loans and the Allowance for Loan Losses  – (continued)

The following table provides an analysis of the aging of loans, including deferred fees and costs, that are past due at December 31, 2012 and 2011:

Aging Analysis

	December 31, 2012
	(Dollars in Thousands)
	30 – 59 Days Past Due	60 – 89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Loans Receivable > 90 Days And Accruing
Commercial and Industrial	$590	$—	$216	$806	$180,876	$181,682	$—
Commercial Real Estate	1,012	703	354	2,069	495,323	497,392	—
Construction	—	—	319	319	39,958	40,277	—
Residential Mortgage	2,017	628	2,784	5,429	163,665	169,094	55
Installment	23	—	—	23	1,081	1,104	—
Total	$3,642	$1,331	$3,673	$8,646	$880,903	$889,549	$55

Aging Analysis

	December 31, 2011
	(Dollars in Thousands)
	30 – 59 Days Past Due	60 – 89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Loans Receivable > 90 Days And Accruing
Commercial and Industrial	$137	$1,544	$125	$1,806	$144,905	$146,711	$—
Commercial Real Estate	1,331	5,335	1,254	7,920	400,244	408,164	1,029
Construction	—	—	3,044	3,044	36,344	39,388	—
Residential Mortgage	2,174	99	3,477	5,750	154,003	159,753	—
Installment	16	—	—	16	943	959	—
Total	$3,658	$6,978	$7,900	$18,536	$736,439	$754,975	$1,029

CENTER BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 — Loans and the Allowance for Loan Losses  – (continued)

The following table details the amount of loans receivable that are evaluated individually, and collectively, for impairment, and the related portion of the allowance for loan loss that is allocated to each loan portfolio segment:

Allowance for loan and lease losses

	December 31, 2012 (Dollars in Thousands)
	C & I	Comm R/E	Construction	Res Mtge	Installment	Unallocated	Total
Allowance for loan and lease losses:
Individually evaluated for impairment	$—	$493	$—	$152	$—	$—	$645
Collectively evaluated for impairment	2,424	4,830	313	1,380	113	532	9,592
Total	$2,424	$5,323	$313	$1,532	$113	$532	$10,237
Loans Receivable
Individually evaluated for impairment	$—	$5,680	$—	$1,255	$—	$—	$6,935
Collectively evaluated for impairment	177,644	470,797	38,172	146,930	973	—	834,516
Loans acquired with discounts related to credit quality	4,038	20,915	2,105	20,909	131	—	48,098
Total	$181,682	$497,392	$40,277	$169,094	$1,104	$—	$889,549

Allowance for loan and lease losses

	December 31, 2011
	(Dollars in Thousands)
	C & I	Comm R/E	Construction	Res Mtge	Installment	Unallocated	Total
Allowance for loan and lease losses:
Individually evaluated for impairment	$—	$567	$200	$318	$—	$—	$1,085
Collectively evaluated for impairment	1,527	5,405	507	945	51	82	8,517
Total	$1,527	$5,972	$707	$1,263	$51	$82	$9,602
Loans Receivable
Individually evaluated for impairment	$—	$6,301	$3,044	$4,601	$—	$—	$13,946
Collectively evaluated for impairment	146,711	401,863	36,344	155,152	959	—	741,029
Total	$146,711	$408,164	$39,388	$159,753	$959	$—	$754,975

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

CENTER BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 — Loans and the Allowance for Loan Losses  – (continued)

A summary of the activity in the allowance for loan losses is as follows:

	Year Ended December 31, 2012
	(Dollars in thousands)
	C & I	Comm R/E	Construction	Res Mtg	Installment	Unallocated	Total
Balance at January 1,	$1,527	$5,972	$707	$1,263	$51	$82	$9,602
Loans charged-off	—	(57)	—	(454)	(16)	—	(527)
Recoveries	—	80	540	210	7	—	837
Provision for loan losses	897	(672)	(934)	513	71	450	325
Balance at December 31,	$2,424	$5,323	$313	$1,532	$113	$532	$10,237

	Year Ended December 31, 2011
	(Dollars in thousands)
	C & I	Comm R/E	Construction	Res Mtg	Installment	Unallocated	Total
Balance at January 1,	$1,272	$5,715	$551	$1,038	$52	$239	$8,867
Loans charged-off	(186)	(1,168)	(631)	(23)	(20)	—	(2,028)
Recoveries	240	15	—	53	7	—	315
Provision for loan losses	201	1,410	787	195	12	(157)	2,448
Balance at December 31,	$1,527	$5,972	$707	$1,263	$51	$82	$9,602

	For the Year Ended December 31,
	2012	2011	2010
	(Dollars in Thousands)
Balance at the beginning of year	$9,602	$8,867	$8,711
Provision for loan losses	325	2,448	5,076
Loans charged-off	(527)	(2,028)	(4,940)
Recoveries on loans previously charged-off	837	315	20
Balance at the end of year	$10,237	$9,602	$8,867

The amount of interest income that would have been recorded on non-accrual loans in 2012, 2011 and 2010 had payments remained in accordance with the original contractual terms was $187,000, $378,000 and $598,000, respectively.

At December 31, 2012, there were no commitments to lend additional funds to borrowers whose loans were non-accrual or contractually past due in excess of 90 days and still accruing interest, or whose terms have been modified in troubled debt restructurings.

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

CENTER BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 — Loans and the Allowance for Loan Losses  – (continued)

The following table presents information about the troubled debt restructurings (TDRs) by class transacted during the period indicated:

	Year Ended December 31, 2012
	Number of Loans	Pre-restructuring Outstanding Recorded Investment	Post-restructuring Outstanding Recorded Investment
	(Dollars in Thousands)
Troubled debt restructurings:
Commercial Real Estate	1	$225	$225
Residential Mortgage	1	714	675
Installment	1	1,354	137
Total	3	$2,293	$1,037

The Corporation had no loans charged off in connection with loan modifications at the time of the modification during the twelve months ended December 31, 2012.

The Corporation had one loan modified as a TDR within the previous twelve months that subsequently defaulted during the twelve months ended December 31, 2012.

ASU No. 2011-02 provides guidance to creditors for evaluating whether a modification or restructuring of a receivable is a troubled debt restructuring. In general, a modification or restructuring of a loan constitutes a TDR if the Corporation grants a concession to a borrower experiencing financial difficulty. Loans modified in TDRs are placed on non-accrual status until the Corporation determines that future collection of principal and interest is reasonably assured, which generally requires that the borrower demonstrate performance according to the restructured terms for a period of at least six months. However, performance prior to the modification, or significant events that coincide with the modification, are included in assessing whether the borrower can meet the new terms and may result in the loan being returned to accrual status at the time of loan modification or after a shorter performance period. If the borrower’s ability to meet the revised payment schedule is uncertain, the loan remains on non-accrual status.

Loans modified in a troubled debt restructuring totaled $8.3 million at December 31, 2012 of which $1.5 million were on non-accrual status. The remaining loans modified were current at the time of the restructuring and have complied with the terms of their restructure agreement.

In an effort to proactively manage delinquent loans, the Corporation has selectively extended to certain borrowers concessions such as rate reductions, extension of maturity dates, principal or interest forgiveness, adjusted repayment terms, forbearance agreements, or combinations of two or more of these concessions. As of December 31, 2012, loans on which concessions were made with respect to adjusted repayment terms amounted to $1.6 million. Loans on which combinations of two or more concessions were made amounted to $6.8 million. The concessions granted included principal concessions, rate reduction, adjusted repayment, extended maturity and payment deferral.

CENTER BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 — Premises and Equipment

Premises and equipment are summarized as follows:

	Estimated Useful Life (Years)	2012	2011
	(Dollars in Thousands)
Land	—	$2,403	$2,403
Buildings	5 – 40	13,434	12,711
Furniture, fixtures and equipment	2 – 20	17,226	16,191
Leasehold improvements	5 – 30	2,900	1,839
Subtotal		35,963	33,144
Less: accumulated depreciation and amortization		22,400	20,817
Total premises and equipment, net		$13,563	$12,327

Depreciation and amortization expense of premises and equipment for the three years ended December 31, amounted to $868,000 in 2012, $926,000 in 2011 and $1,096,000 in 2010.

Note 8 — Goodwill and Other Intangible Assets

Goodwill

Goodwill allocated to the Corporation as of December 31, 2012 and 2011 was $16,804,000. There were no changes in the carrying amount of goodwill during the fiscal years ended December 31, 2012 and 2011.

The table below provides information regarding the carrying amounts and accumulated amortization of amortized intangible assets as of the dates set forth below.

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Dollars in Thousands)
As of December 31, 2012:
Core deposits	$703	$(649)	$54
Total intangible assets	703	(649)	54
As of December 31, 2011:
Core deposits	$703	$(605)	$98
Total intangible assets	703	(605)	98

The current year and estimated future amortization expense for amortized intangible assets was $44,000 for 2012 and $31,000, $18,000 and $5,000, respectively, for 2013, 2014 and 2015.

CENTER BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 — Deposits

Time Deposits

As of December 31, 2012 and 2011, the Corporation's total time deposits were $170.9 million and $194.6 million, respectively. As of December 31, 2012, the contractual maturities of these time deposits were as follows:

(dollars in thousands)	Amount
2013	$111,473
2014	32,328
2015	12,434
2016	10,321
2017	4,298
Thereafter	—
Total	$170,854

The amount of time deposits with balances of $100,000 or more was $110.8 million and $138.0 million as of December 31, 2012 and 2011, respectively. As of December 31, 2012, the contractual maturities of these time deposits were as follows:

(dollars in thousands)	Amount
Three Months or Less	$25,135
Over Three Months through Six Months	23,053
Over Six Months through Twelve Months	21,812
Over Twelve Months	40,835
Total	$110,835

Note 10 — Borrowed Funds:

Long-term borrowings at December 31, 2012 and 2011 consisted of the following:

	2012	2011
	(Dollars in Thousands)
FHLB long-term advances	$115,000	$120,000
Securities sold under agreements to repurchase	31,000	41,000
Total long-term borrowings	$146,000	$161,000

Securities sold under agreements to repurchase had average balances of $38.2 million and $67.4 million for the years ended December 31, 2012 and 2011, respectively. The maximum amount outstanding at any month end during 2012 and 2011 was $41.0 million and $84.8 million, respectively. The average interest rate paid on securities sold under agreements to repurchase were 5.54 percent and 3.39 percent for the years ended December 31, 2012 and 2011, respectively.

In September 2012, the Corporation terminated a $10.0 million repurchase agreement with Citi Global Market and prepaid a $5.0 million advance from FHLB New York.

CENTER BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10 — Borrowed Funds:  – (continued)

The weighted average interest rates on long term borrowings at December 31, 2012 and 2011 were 3.97 percent and 3.93 percent, respectively. The maximum amount outstanding at any month-end during 2012 and 2011 was $161.0 million. The average interest rates paid on Federal Home Loan Bank advances were 3.51 percent for the years ended December 31, 2012 and 2011.

At December 31, 2012 and 2011, advances from the Federal Home Loan Bank of New York (“FHLB”) amounted to $115.0 million and $120.0 million, respectively. The FHLB advances had a weighted average interest rate of 3.44 percent and 3.46 percent at December 31, 2012 and 2011, respectively. These advances are secured by pledges of FHLB stock, 1 – 4 family residential mortgages, commercial real estate mortgages and U.S. Government and Federal Agency obligations. The advances are subject to quarterly call provisions at the discretion of the FHLB and at December 31, 2012 and 2011, are contractually scheduled for repayment as follows:

	2012	2011
	(Dollars in Thousands)
2013	$—	$5,000
2016	20,000	20,000
2017	55,000	55,000
2018	40,000	40,000
Total	$115,000	$120,000

The advance due in 2013 was prepaid by the Corporation in September 2012.

The securities sold under repurchase agreements to other counterparties included in long-term debt totaled $31.0 million and $41.0 million at December 31, 2012 and 2011, respectively. The weighted average rates were 5.90 percent and 5.31 percent at December 31, 2012 and 2011, respectively. The schedule for contractual repayment is as follows:

	2012	2011
	(Dollars in Thousands)
2015	$—	$10,000
2017	15,000	15,000
2018	16,000	16,000
Total	$31,000	$41,000

The repurchase agreement due in 2015 was terminated by the Corporation in September 2012.

Note 11 — Subordinated Debentures:

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

CENTER BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11 — Subordinated Debentures:  – (continued)

The following table summarizes the mandatory redeemable trust preferred securities of the Corporation’s Statutory Trust II at December 31, 2012.

Issuance Date	Securities Issued	Liquidation Value	Coupon Rate	Maturity	Redeemable by Issuer Beginning
12/19/03	$5,000,000	$1,000 per Capital Security	Floating 3-month LIBOR + 285 Basis Points	01/23/2034	01/23/2009

Note 12 — Income Taxes

The current and deferred amounts of income tax expense for the years ended December 31, 2012, 2011 and 2010, respectively, are as follows:

	2012	2011	2010
	(Dollars in Thousands)
Current:
Federal	$5,506	$3,818	$(27)
State	259	187	198
Subtotal	5,765	4,005	171
Deferred:
Federal	1,085	2,157	(191)
State	827	1,249	242
Subtotal	1,912	3,406	51
Income tax expense	$7,677	$7,411	$222

Reconciliation between the amount of reported income tax expense and the amount computed by applying the statutory Federal income tax rate is as follows:

	2012	2011	2010
	(Dollars in Thousands)
Income before income tax expense	$25,184	$21,337	$7,226
Federal statutory rate	35%	35%	34%
Computed “expected” Federal income tax expense	8,814	7,468	2,457
State tax, net of Federal tax benefit	706	933	291
Bank owned life insurance	(356)	(363)	(417)
Tax-exempt interest and dividends	(1,228)	(595)	(75)
Tax on bank owned life insurance policy surrender gain	—	—	539
Reversal of unrealized tax benefit & interest	—	—	(2,551)
Bargain gain on Saddle River Valley Bank acquisition	(314)	—	—
Other, net	55	(32)	(22)
Income tax	$7,677	$7,411	$222

CENTER BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12 — Income Taxes  – (continued)

The tax effects of temporary differences that give rise to significant portions of the deferred tax asset and deferred tax liability at December 31, 2012 and 2011 are presented in the following table:

	2012	2011
	(Dollars in Thousands)
Deferred tax assets:
Impaired assets	$1,967	$2,820
Allowance for loan losses	4,040	3,810
Employee benefit plans	64	13
Unrealized losses on securities available-for-sale	—	1,154
Pension actuarial losses	2,473	2,150
Other	454	512
Federal AMT Credits	—	854
NJ NOL	—	373
NJ AMA credits	131	210
Total deferred tax assets	$9,129	$11,896
Deferred tax liabilities:
Depreciation	$294	$303
Market discount accretion	148	43
Deferred loan costs, net of fees	330	397
Purchase accounting	608	40
Unrealized gains on securities available-for-sale	5,675	—
Total deferred tax liabilities	7,055	783
Net deferred tax asset	$2,074	$11,113

Based on the Corporation’s historical and current taxable income and the projected future taxable income, management believes it is more likely than not that the Corporation will realize the benefit of the net deductible temporary differences existing at December 31, 2012 and 2011, respectively.

At December 31, 2012, the Corporation has no federal and state income tax loss carry forwards.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, the projected future taxable income, and tax planning strategies in making this assessment. During 2012 and 2011, based on the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, the Corporation believes the net deferred tax assets are more likely than not to be realized.

The Corporation’s federal income tax returns are open and subject to examination from the 2009 tax return year and forward. The Corporation’s state income tax returns are generally open from the 2008 and later tax return years based on individual state statutes of limitations.

CENTER BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13 — Commitments, Contingencies and Concentrations of Credit Risk

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

A substantial portion of the Bank’s loans are secured by real estate located in New Jersey. Accordingly, the collectability of a substantial portion of the loan portfolio of the Bank is susceptible to changes in the New Jersey real estate market.

The following table provides a summary of financial instruments with off-balance sheet risk at December 31, 2012 and 2011:

	2012	2011
	(Dollars in Thousands)
Commitments under commercial loans and lines of credit	$129,797	$90,866
Home equity and other revolving lines of credit	46,795	49,203
Outstanding commercial mortgage loan commitments	30,955	32,938
Standby letters of credit	1,700	1,800
Performance letters of credit	27,743	20,482
Outstanding residential mortgage loan commitments	2,207	—
Overdraft protection lines	5,666	5,850
Other consumer	—	—
Total	$244,863	$201,139

Other expenses include rentals for premises and equipment of $805,000 in 2012, $710,000 in 2011 and $692,000 in 2010. At December 31, 2012, the Corporation was obligated under a number of non-cancelable leases for premises and equipment, many of which provide for increased rentals based upon increases in real estate taxes and the cost of living index. These leases, most of which have renewal provisions, are principally operating leases. Minimum rentals under the terms of these leases for the years 2013 through 2017 are $884,000, $884,000, $895,000, $784,000 and $796,000, respectively. Minimum rentals due 2018 and after are $8,091,000.

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

Note 14 — Stockholders’ Equity and Regulatory Requirements

On January 12, 2009, the Corporation issued $10 million in nonvoting senior preferred stock to the U.S. Department of Treasury under the Capital Purchase Program. As part of the transaction, the Corporation also issued warrants to the U.S. Treasury to purchase 173,410 shares of common stock of the Corporation at an exercise price of $8.65 per share. As a result of the successful completion of a rights offering in October 2009, the number of shares underlying the warrants held by the U.S. Treasury was reduced to 86,705 shares, or 50 percent of the original 173,410 shares as outlined by the provisions of the Capital Purchase Program.

CENTER BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14 — Stockholders’ Equity and Regulatory Requirements  – (continued)

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

Federal Deposit Insurance Corporation (“FDIC”) and the Board of Governors of the Federal Reserve System (“FRB”) regulations require banks to maintain minimum levels of regulatory capital. Under the regulations in effect at December 31, 2012 (but subject to the enhanced requirement described below), the Bank was required to maintain (i) a minimum leverage ratio of Tier I capital to total adjusted assets of 4.00 percent, and (ii) minimum ratios of Tier I and total capital to risk-weighted assets of 4.00 percent and 8.00 percent, respectively.

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

At December 31, 2012, management believes that the Bank and the Parent Corporation met all capital adequacy requirements to which they are subject.

The following is a summary of the Bank’s and the Parent Corporation’s actual capital amounts and ratios as of December 31, 2012 and 2011, compared to the FRB and FDIC minimum capital adequacy requirements and the FRB and FDIC requirements for classification as a well-capitalized institution.

CENTER BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14 — Stockholders’ Equity and Regulatory Requirements  – (continued)

	Union Center National Bank		Minimum Capital Adequacy		For Classification Under Corrective Action Plan as Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
December 31, 2012 Leverage (Tier 1) capital	$143,294	8.99%	$63,757	4.00%	$79,696	5.00%
Risk-Based Capital:
Tier 1	$143,294	11.35%	$50,500	4.00%	$75,750	6.00%
Total	$153,776	12.18%	$101,002	8.00%	$126,253	10.00%
December 31, 2011 Leverage (Tier 1) capital	$127,473	9.15%	$55,726	4.00%	$69,657	5.00%
Risk-Based Capital:
Tier 1	$127,473	11.81%	$43,175	4.00%	$64,762	6.00%
Total	$137,075	12.70%	$86,346	8.00%	$107,933	10.00%

	Parent Corporation		Minimum Capital Adequacy		For Classification as Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
December 31, 2012 Leverage (Tier 1) capital	$143,824	9.02%	$63,780	4.00%	$79,725	5.00%
Risk-Based Capital:
Tier 1	$143,824	11.39%	$50,509	4.00%	$75,763	6.00%
Total	$154,271	12.22%	$100,996	8.00%	N/A	N/A
December 31, 2011 Leverage (Tier 1) capital	$129,437	9.29%	$55,732	4.00%	$69,665	5.00%
Risk-Based Capital:
Tier 1	$129,437	12.00%	$43,146	4.00%	$64,719	6.00%
Total	$139,039	12.89%	$86,293	8.00%	N/A	N/A

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

Note 14 — Stockholders’ Equity and Regulatory Requirements  – (continued)

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

Note 15 — Comprehensive Income

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

Disclosure of comprehensive income for the years ended December 31, 2012, 2011 and 2010 is presented in the Consolidated Statements of Comprehensive Income. The table below provides a reconciliation of the components of other comprehensive income to the disclosure provided in the Consolidated Statement of Comprehensive Income.

	Years Ended December 31,
	2012	2011	2010
	(Dollars in Thousands)
Reclassification adjustments for OTTI losses included in income	$870	$342	$5,576
Tax effect	(265)	(119)	(1,121)
Net of tax amount	605	223	4,455
Unrealized gains on available for sale securities	19,819	8,990	3,822
Tax effect	(7,444)	(3,486)	(1,791)
Net of tax amount	12,375	5,504	2,031
Reclassification adjustment for realized gains arising during this period	(2,882)	(3,976)	(4,237)
Tax effect	879	1,380	852
Net of tax amount	(2,003)	(2,596)	(3,385)
Unrealized holding gains on securities transferred from available-for-sale to held-to-maturity securities	—	291	—
Tax effect	—	(110)	—
Net of tax amount	—	181	—
Unrealized holding gains on securities transferred from available-for-sale to held-to-maturity securities	(2)	(46)	—
Tax effect	1	28	—
Net of tax amount	(1)	(18)	—
Pension plan:
Actuarial loss	(790)	(1,649)	—
Tax effect	323	584	—
Net of tax amount	(467)	(1,065)	—
Other comprehensive income, net of tax	$10,509	$2,229	$3,101

CENTER BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15 — Comprehensive Income  – (continued)

Accumulated other comprehensive income (loss) at December 31, 2012 and 2011 consisted of the following:

	2012	2011
	(Dollars in Thousands)
Investment securities available for sale, net of tax	$8,781	$(2,196)
Unamortized component of securities transferred from available-for-sale to held-to-maturity, net of tax	162	163
Defined benefit pension and post-retirement plans, net of tax	(3,880)	(3,413)
Total	$5,063	$(5,446)

Note 16 — Pension and Other Benefits

Defined Benefit Plans

The Corporation maintained a non-contributory pension plan for substantially all of its employees until September 30, 2007, at which time the Corporation froze its defined benefit pension plan. The benefits are based on years of service and the employee’s compensation over the prior five-year period. The plan’s benefits are payable in the form of a ten year certain and life annuity. The plan is intended to be a tax-qualified defined benefit plan under Section 401(a) of the Internal Revenue Code. The pension plan generally covers employees of Union Center National Bank and the Parent Corporation who had attained age 21 and completed one year of service prior to September 30, 2007. Payments may be made under the Pension Plan once attaining the normal retirement age of 65 and are generally equal to 44 percent of a participant’s highest average compensation over a 5-year period.

The following table sets forth changes in projected benefit obligation, changes in fair value of plan assets, funded status, and amounts recognized in the consolidated statements of condition for the Corporation’s pension plans at December 31, 2012 and 2011.

	2012	2011
	(Dollars in Thousands)
Change in Benefit Obligation:
Projected benefit obligation at beginning of year	$12,345	$11,032
Interest cost	555	589
Actuarial loss	1,389	1,335
Benefits paid	(756)	(611)
Projected benefit obligation at end of year	$13,533	$12,345
Change in Plan Assets:
Fair value of plan assets at beginning year	$6,762	$6,993
Actual return on plan assets	681	(111)
Employer contributions	347	491
Benefits paid	(756)	(611)
Fair value of plan assets at end of year	$7,034	$6,762
Funded status	$(6,499)	$(5,583)

Amounts related to unrecognized actuarial losses for the plan, on a pre-tax basis, that have been recognized in accumulated other comprehensive loss amounted to $6,354,000 and $5,563,000 at December 31, 2012 and 2011, respectively.

CENTER BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16 — Pension and Other Benefits  – (continued)

The net periodic pension cost for 2012, 2011 and 2010 includes the following components:

	2012	2011	2010
	(Dollars in Thousands)
Interest cost	$555	$589	$601
Expected return on plan assets	(377)	(381)	(413)
Net amortization	294	179	130
Net periodic pension expense	$472	$387	$318

The following table presents the assumptions used to calculate the projected benefit obligation in each of the last three years.

	2012	2011	2010
Discount rate	4.03%	4.64%	5.25%
Rate of compensation increase	N/A	N/A	N/A
Expected long-term rate of return on plan assets	5.50%	5.50%	6.25%

The following information is provided for the year ended December 31:

	2012	2011	2010
	(Dollars in Thousands)
Weighted average assumptions used to determine net periodic benefit cost for years ended December 31
Discount rate	4.64%	5.25%	5.75%
Expected long-term return on plan assets	5.50%	5.50%	6.25%
Rate of compensation increase	N/A	N/A	N/A

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

Plan Assets

The Union Center National Bank Pension Trust’s weighted-average asset allocation at December 31, 2012, 2011 and 2010, by asset category, is as follows:

Asset Category	2012	2011	2010
Equity securities	60%	47%	44%
Debt and/or fixed income securities	39%	41%	37%
Alternative investments, including commodities, foreign currency and real estate	1%	4%	—%
Cash and other alternative investments, including hedge funds, equity structured notes	—%	8%	19%
Total	100%	100%	100%

CENTER BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16 — Pension and Other Benefits  – (continued)

The general investment policy of the Pension Trust is for the fund to experience growth in assets that will allow the market value to exceed the value of benefit obligations over time. Appropriate diversification on a total fund basis is achieved by following an allowable range of commitment within asset category, as follows:

	Range	Target
Equity securities	42 – 48%	45%
Debt and/or fixed income securities	37 – 43%	40%
International equity	12 – 18%	15%
Short term	N/A	N/A
Other	N/A	N/A

The fair values of the Corporation’s pension plan assets at December 31, 2012 and 2011, by asset category, are as follows:

	December 31, 2012	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in Thousands)
Cash	$42	$42	$—	$—
Equity securities:
U.S. companies	3,154	3,154	—	—
International companies	1,051	1,051	—	—
Debt and/or fixed income securities	2,787	2,787	—	—
Total	$7,034	$7,034	$—	$—

	December 31, 2011	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in Thousands)
Cash	$512	$512	$—	$—
Equity securities:
U.S. companies	1,788	1,788	—	—
International companies	1,405	1,405	—	—
U.S. Treasury securities	2,798	2,798	—	—
Commodities	259	259	—	—
Total	$6,762	$6,762	$—	$—

CENTER BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16 — Pension and Other Benefits  – (continued)

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

Cash Flows

Contributions

The Bank expects to contribute $450,000 to its Pension Trust in 2013.

The Preservation of Access to Care for Medicare Beneficiaries and Pension Relief Act of 2010, signed into law on June 25, 2010, permits single employer and multiple employer defined benefit plan sponsors to elect to extend the plan’s amortization period of a Shortfall Amortization Base over either a nine year period or a fifteen year period, rather than the seven year period required under the Pension Protection Act of 2006. The relief was available for any two Plan Years 2008 through 2011.

The Bank has elected to apply the Pension Relief Act fifteen year amortization of the Shortfall Amortization Bases established for the 2009 and 2011 Plan Years.

The Moving Ahead for Progress in the 21st Century Act which was enacted on July 6, 2012 contained special rules related to funding stabilization for single employer defined benefit plans. Under these provisions, the interest rates used to calculate the plan’s funding percentages and minimum required contribution are adjusted as necessary to fall within a specified range that is determined based on an average of rates for the 25 year period ending on September 30 of the calendar year preceding the first day of the Plan year. For Plan years beginning in 2012, the range is 90% - 110% of the 25 year average. The effect of the application of the adjusted rates was to reduce the 2012 required minimum contribution to the Plan to approximately $300,000. However, the actuary has recommended that the contribution for the 2013 plan year be at least $450,000 in order to continue to make progress toward fully funding Plan liabilities and that amount has been contributed for the 2012 Plan Year.

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid in each year 2013, 2014, 2015, 2016, 2017 and years 2018-2022, respectively: $726,983, $746,985, $754,368, $755,657, $739,069 and $3,821,109.

401(k) Benefit Plan

The Corporation maintains a 401(k) employee savings plan to provide for defined contributions which covers substantially all employees of the Corporation. The Corporation’s contribution to its 401(k) plan provided a dollar-for-dollar matching contribution up to six percent of salary deferrals for the periods presented. For 2012, 2011 and 2010, employer contributions amounted to $405,000, $358,000 and $294,000, respectively.

CENTER BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17 — Stock Based Compensation

Stock Option Plans

At December 31, 2012, the Corporation maintained two stock-based compensation plans from which new grants could be issued. The 2009 Equity Incentive Plan permits the grant of “incentive stock options” as defined under the Internal Revenue Code, non-qualified stock options, restricted stock awards and restricted stock unit awards to employees, including officers, and consultants of the Corporation and its subsidiaries. The 2003 Non-Employee Director Stock Option Plan permits the grant of non-qualified stock options to the Corporation’s non-employee directors. An aggregate of 392,292 shares remain available for grant under the 2009 Equity Incentive Plan and an aggregate of 403,219 shares remain available for grant under the 2003 Non-Employee Director Stock Option Plan. Such shares may be treasury shares, newly issued shares or a combination thereof.

Options have been granted to purchase common stock principally at the fair market value of the stock at the date of grant. Options vest over a three year vesting period starting one year after the date of grant and generally expire ten years from the date of grant.

The total compensation expense related to these plans was $39,000, $35,000 and $51,000 for the years ended December 31, 2012, 2011 and 2010, respectively.

As a result of the compensation expense related to stock options: (i) for the year ended December 31, 2012, the Corporation’s income before income taxes and net income was reduced by $39,000 and $23,000, respectively; (ii) for the year ended December 31, 2011, the Corporation’s income before income taxes and net income was reduced by $35,000 and $21,000, respectively; and (iii) for the year ended December 31, 2010, the Corporation’s income before income taxes and net income was reduced by $51,000 and $31,000, respectively.

Under the principal option plans, the Corporation may grant restricted stock awards to certain employees. Restricted stock awards are non-vested stock awards. Restricted stock awards are independent of option grants and are generally subject to forfeiture if employment terminates prior to the release of the restrictions. Such awards generally vest during a period specified at the date of grant. During that period, ownership of the shares cannot be transferred. Restricted stock has the same cash dividend and voting rights as other common stock and is considered to be currently issued and outstanding. The Corporation expenses the cost of the restricted stock awards, which is determined to be the fair market value of the shares at the date of grant, ratably over the period during which the restrictions lapse. During 2012, 2,125 shares were awarded while in 2011, 2,780 shares were awarded. During 2010, 2,803 shares were awarded. 2012 and 2011 shares were purchased in the open market while 2010 shares were issued from Treasury shares. The amount of compensation cost related to restricted stock awards included in salary expense was $25,000, $25,000 and $25,000 in 2012, 2011 and 2010, respectively. As of December 31, 2012, all shares relating to restricted stock awards were vested. Thus, there were no restricted stock awards outstanding at December 31, 2012.

Options covering 27,784, 27,784 and 38,203 shares were granted on March 1, 2012, March 1, 2011 and March 1, 2010, respectively. The fair value of share-based payment awards was estimated using the Black-Scholes option pricing model with the following assumptions and weighted average fair values:

	2012	2011	2010
Weighted average fair value of grants	$2.03	$1.89	$2.16
Risk-free interest rate	2.03%	2.19%	2.29%
Dividend yield	1.24%	1.32%	1.41%
Expected volatility	22.04%	22.25%	28.60%
Expected life in months	68	65	62

CENTER BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17 — Stock Based Compensation  – (continued)

Option activity under the principal option plans as of December 31, 2012 and changes during the twelve months ended December 31, 2012 were as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2011	171,378	$10.01
Granted	27,784	9.64
Exercised	(15,588)	8.98
Forfeited/cancelled/expired	—
Outstanding at December 31, 2012	183,574	$9.92	6.04	$360,678
Exercisable at December 31, 2012	117,111	$10.42	4.78	$189,187

The aggregate intrinsic value of options above represents the total pre-tax intrinsic value (the difference between the Corporation’s closing stock price on the last trading day of 2012 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2012. This amount changes based on the fair market value of the Parent Corporation’s stock.

As of December 31, 2012, $95,000 of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 1.48 years. Changes in options outstanding during the past three years were as follows:

Stock Option Plan	Shares	Exercise Price Range per Share
Outstanding, December 31, 2009 (124,271 shares exercisable)	192,002	$7.67 to $15.73
Granted during 2010	38,203	$8.53
Exercised during 2010	—	$0.00
Expired or canceled during 2010	(31,259)	$7.67 to $15.73
Outstanding, December 31, 2010 (138,898) shares exercisable)	198,946	$7.67 to $15.73
Granted during 2011	27,784	$9.11
Exercised during 2011	(42,495)	$7.71
Expired or canceled during 2011	(12,857)	$ 10.50 to $15.73
Outstanding, December 31, 2011 (105,388) shares exercisable)	171,378	$7.67 to $15.73
Granted during 2012	27,784	$9.64
Exercised during 2012	(15,588)	$7.67 to $10.50
Expired or canceled during 2012	—	$0.00
Outstanding, December 31, 2012 (117,111) shares exercisable)	183,574	$7.67 to $15.73

Under the Director Stock Option Plan, there were stock options granted with a weighted average fair value of 27,784 and $2.03, 27,784 and $1.89 and 38,203 and $2.16 during the years ended December 31, 2012, 2011 and 2010, respectively. There were 2,125, 2,780 and 2,803 stock options granted under the Employee Stock Incentive Plan during the years ended December 31, 2012, 2011 and 2010, respectively.

CENTER BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 18 — Dividends and Other Restrictions

Certain restrictions, including capital requirements, exist on the availability of undistributed net profits of the Bank for the future payment of dividends to the Parent Corporation. A dividend may not be paid if it would impair the capital of the Bank. Furthermore, prior approval by the OCC is required if the total of dividends declared in a calendar year exceeds the total of the Bank’s net profits for that year combined with the retained profits for the two preceding years. At December 31, 2012, approximately $36.1 million was available for payment of dividends based on the preceding guidelines.

Note 19 — Fair Value Measurements and Fair Value of Financial Instruments

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

CENTER BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 19 — Fair Value Measurements and Fair Value of Financial Instruments  – (continued)

The following information should not be interpreted as an estimate of the fair value of the entire Corporation since a fair value calculation is only provided for a limited portion of the Corporation’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Corporation’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Corporation’s assets measured at fair value on a recurring basis at December 31, 2012 and December 31, 2011:

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

At December 31, 2012, the Corporation’s pooled trust preferred security, ALESCO VII, was classified as Level 3. Market pricing for the Level 3 securities varied widely from one pricing service to another based on the lack of trading. As such, these securities were considered to no longer have readily observable market data that was accurate to support a fair value as prescribed by FASB ASC 820-10-05. The fair value measurement objective remained the same in that the price received by the Corporation would result from an orderly transaction (an exit price notion) and that the observable transactions considered in fair value were not forced liquidations or distressed sales at the measurement date.

In regards to the pooled trust preferred security (“pooled TRUPS”), the Corporation was able to determine fair value of the TRUPS using a market approach validation technique based on Level 2 inputs that did not require significant adjustments. The Level 2 inputs included:

(a)	Quoted prices in active markets for similar TRUPS with insignificant adjustments for differences between the TRUPS that the Corporation holds and similar TRUPS.

(b)	Quoted prices in markets that are not active that represent current transactions for the same or similar TRUPS that do not require significant adjustment based on unobservable inputs.

Since June 30, 2008, the market for these TRUPS has become increasingly inactive. The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which these TRUPS trade and then by a significant decrease in the volume of trades relative to historical levels as well as other relevant factors. At December 31, 2012, the Corporation determined that the market for similar TRUPS had stabilized. That determination was made considering that there are more observable transactions for similar TRUPS, the prices for those transactions that have occurred are current and or represent fair value, and the observable prices for those transactions have stabilized over time, thus increasing the potential relevance of those observations. However, the Corporation’s one TRUPS at December 31, 2012 has been classified within Level 3 because the Corporation determined that significant adjustments using unobservable inputs are required to determine a true fair value at the measurement date.

CENTER BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 19 — Fair Value Measurements and Fair Value of Financial Instruments  – (continued)

The Corporation held one variable rate private label collateralized mortgage obligation (CMO), which was also evaluated for impairment. The Variable Rate Collateralized Mortgage Obligation was originally issued in 2006 and is 30 year Adjustable Rate Mortgage loan secured by a first lien, fully amortizing one-to-four residential mortgage loans. The tranche purchased was a Super Senior with an original credit rating of AAA/AA. The top five states geographic concentration comprised in the deal were California 18.2 percent, Arizona 10.5 percent, Virginia 6.1 percent, Florida 6.5 percent and Nevada 6.3 percent. No one state exceeded a 25 percent concentration. These states have been heavily impacted by the financial crises and as such have sustained heavy delinquencies affecting the credit rating of the security. Management applied aggressive default rates to identify if any credit impairment exists, as these bonds were downgraded to below investment grade. The Corporation recorded $318,000 in principal losses on the bond in 2012, and an other-than-temporary impairment charge of $484,000, which represents 15.3 percent of the par amount of $3.2 million. The new cost basis for the security has been written down to $2.1 million, and this security was subsequently sold at this book value in January 2013. This bond was transferred from level 3 to level 2 as of December 31, 2012.

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

The fair value as of December 31, 2012 was determined by discounting the expected cash flows over the life of the security. The discount rate was determined by deriving a discount rate when the markets were considered more active for this type of security. To this estimated discount rate, additions were made for more liquid markets and increased credit risk as well as assessing the risks in the security, such as default risk and severity risk. The securities continue to make scheduled cash flows and no material cash flow payment defaults have occurred to date.

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

CENTER BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 19 — Fair Value Measurements and Fair Value of Financial Instruments  – (continued)

Restricted Stocks

The carrying amount of restricted investments in bank stocks, which includes stock of the Federal Home Loan Bank of New York, Federal Reserve Bank of New York and Atlantic Central Bankers Bank, approximates fair value, and considers the limited marketability of such securities.

Accrued Interest Receivable and Payable

The carrying value of accrued interest receivable and accrued interest payable approximates its fair value.

Deposits

The fair value of deposits with no stated maturity, such as non-interest-bearing demand deposits, savings and interest-bearing checking accounts, and money market and checking accounts, is equal to the amount payable on demand as of December 31, 2012 and 2011. The fair value of certificates of deposit is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities.

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

Off-Balance Sheet Financial Instruments

The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed rate loan commitments, fair value also considers the difference between current levels of interest rate and the committed rates.

The fair value of financial standby letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

For financial assets and liabilities measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2012 and December 31, 2011 are as follows:

CENTER BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 19 — Fair Value Measurements and Fair Value of Financial Instruments  – (continued)

	December 31, 2012	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in Thousands)
Financial Instruments Measured at Fair Value on a Recurring Basis:
U.S. treasury and agency securities	$11,909	$11,909	$—	$—
Federal agency obligations	20,535	—	20,535	—
Residential mortgage pass-through securities	53,784	—	53,784	—
Commercial mortgage pass-through securities	9,969	—	9,969	—
Obligations of U.S. states and political subdivision	107,714	469	107,245	—
Trust preferred securities	21,249	—	21,213	36
Corporate bonds and notes	237,405	—	237,405	—
Collateralized mortgage obligations	2,120	—	2,120	—
Asset-backed securities	19,742	—	19,742	—
Certificates of deposit	2,865	—	2,865	—
Equity securities	325	325	—	—
Other securities	9,198	9,198	—	—
Securities available-for-sale	$496,815	$21,901	$474,878	$36

	December 31, 2011	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in Thousands)
Financial Instruments Measured at Fair Value on a Recurring Basis:
Federal agency obligations	$24,969	$2,004	$22,965	$—
Residential mortgage pass-through securities	115,364	—	115,364	—
Obligations of U.S. states and political subdivision	69,173	397	68,776
Trust preferred securities	16,187	—	15,971	216
Corporate bonds and notes	173,117	2,000	171,117	—
Collateralized mortgage obligations	1,899	—	—	1,899
Asset-backed securities	7,653	—	7,653	—
Equity securities	262	262	—	—
Other securities	5,883	5,883	—	—
Securities available-for-sale	$414,507	$10,546	$401,846	$2,115

CENTER BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 19 — Fair Value Measurements and Fair Value of Financial Instruments  – (continued)

The fair values used by the Corporation are obtained from an independent pricing service and represent either quoted market prices for the identical securities (Level 1 inputs) or fair values determined by pricing models using a market approach that considers observable market data, such as interest rate volatilities, LIBOR yield curve, credit spreads and prices from market makers and live trading systems (Level 2). The fair values of the federal agency obligations, obligations of states and political subdivision and corporate bonds and notes measured at fair value using Level 1 inputs at December 31, 2012 and 2011 represented the purchase price of the securities since they were acquired near year-end 2012 and 2011.

The following table presents the changes in securities available-for-sale with significant unobservable inputs (Level 3) for the year ended December 31, 2012 and December 31, 2011:

	2012	2011
	(Dollars in Thousands)
Beginning balance, January 1,	$2,115	$2,870
Transfers into Level 3	—	—
Transfers out of Level 3	(2,120)	—
Principal interest deferrals	116	118
Principal paydown	(272)	(697)
Total net losses included in net income	(68)	—
Total net unrealized (losses) gains	265	(176)
Ending balance, December 31,	$36	$2,115

Assets Measured at Fair Value on a Non-Recurring Basis

For assets measured at fair value on a non-recurring basis, the fair value measurements at December 31, 2012 and 2011 are as follows:

	December 31, 2012	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in Thousands)
Assets Measured at Fair Value on a Non-Recurring Basis:
Impaired loans	$4,790	$—	$—	$4,790
Other real estate owned	1,300	—	—	1,300

	December 31, 2011	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in Thousands)
Assets Measured at Fair Value on a Non-Recurring Basis:
Impaired loans	$10,740	$—	$—	$10,740
Other real estate owned	591	—	—	591

CENTER BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 19 — Fair Value Measurements and Fair Value of Financial Instruments  – (continued)

The following methods and assumptions were used to estimate the fair values of the Corporation’s assets measured at fair value on a non-recurring basis at December 31, 2012 and 2011:

Impaired Loans. The value of an impaired loan is measured based upon the present value of expected future cash flows discounted at the loan’s effective interest rate, or the fair value of the collateral if the loan is collateral dependent. Smaller balance homogeneous loans that are collectively evaluated for impairment, such as residential mortgage loans and installment loans, are specifically excluded from the impaired loan portfolio. The Corporation’s impaired loans are primarily collateral dependent. Impaired loans are individually assessed to determine that each loan’s carrying value is not in excess of the fair value of the related collateral or the present value of the expected future cash flows. At December 31, 2012 and 2011, impaired loans totaled $5,435,000 and $11,825,000, respectively. The amount of related valuation allowances was $645,000 at December 31, 2012 and $1,085,000 at December 31, 2011.

Other Real Estate Owned. Certain assets such as OREO are measured at fair value less cost to sell. The Corporation believes that the fair value component in its valuation follows the provisions of FASB ASC 820-10-05. Fair value of OREO is determined by sales agreements or appraisals by qualified licensed appraisers approved and hired by the Corporation. Costs to sell associated with OREO are based on estimation per the terms and conditions of the sales agreements or appraisal.

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

CENTER BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 19 — Fair Value Measurements and Fair Value of Financial Instruments  – (continued)

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Corporation’s financial instruments as of December 31, 2012 and December 31, 2011.

			Fair Value Measurements
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
December 31, 2012
Financial assets
Cash and due from banks	$104,134	$104,134	$104,134	$—	$—
Interest bearing deposits with banks	2,004	2,004	2,004	—	—
Investment securities available-for-sale	496,815	496,815	21,901	474,878	36
Investment securities held-to-maturity	58,064	62,431	—	62,431	—
Restricted investment in bank stocks	8,964	8,964	—	8,964	—
Loans held for sale	1,491	1,491	1,491	—	—
Net loans	879,435	897,030	—	—	897,030
Accrued interest receivable	6,849	6,849	—	4,465	2,384

Financial liabilities
Non interest-bearing deposits	215,071	215,071	—	215,071	—
Interest-bearing deposits	1,091,851	1,092,822	—	1,092,822	—
Long-term borrowings	146,000	162,992	—	162,992	—
Subordinated debentures	5,155	5,046	—	5,046	—
Accrued interest payable	874	874	—	874	—

December 31, 2011
Financial assets
Cash and due from banks	$111,101	$111,101	$111,101	$—	$—
Investment securities available-for-sale	414,507	414,507	10,546	401,846	2,115
Investment securities held-to-maturity	72,233	74,922	—	74,922	—
Restricted investment in bank stocks	9,233	9,233	—	9,233	—
Loans held for sale	1,018	1,029	1,029	—	—
Net loans	745,390	751,223	—	—	751,223
Accrued interest receivable	6,219	6,219	—	3,894	2,325

Financial liabilities
Non interest-bearing deposits	167,164	167,164	—	167,164	—
Interest-bearing deposits	954,251	928,777	—	928,777	—
Long-term borrowings	161,000	175,933	—	175,933	—
Subordinated debentures	5,155	5,159	—	5,159	—
Accrued interest payable	992	992	—	992	—

CENTER BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 19 — Fair Value Measurements and Fair Value of Financial Instruments  – (continued)

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

Note 20 — Parent Corporation Only Financial Statements

The Parent Corporation operates its wholly-owned subsidiary, Union Center National Bank. The earnings of this subsidiary are recognized by the Corporation using the equity method of accounting. Accordingly, earnings are recorded as increases in the Corporation’s investment in the subsidiaries and dividends paid reduce the investment in the subsidiaries. The ability of the Parent Corporation to pay dividends will largely depend upon the dividends paid to it by the Bank. Dividends payable by the Bank to the Corporation are restricted under supervisory regulations (see Note 18 of the Notes to Consolidated Financial Statements).

CENTER BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 20 — Parent Corporation Only Financial Statements  – (continued)

Condensed financial statements of the Parent Corporation only are as follows:

Condensed Statements of Condition

	At December 31,
	2012	2011
	(Dollars in Thousands)
ASSETS
Cash and cash equivalents	$629	$2,042
Investment in subsidiaries	165,351	139,107
Securities available for sale	543	419
Other assets	41	191
Total assets	$166,564	$141,759
LIABILITIES AND STOCKHOLDERS’ EQUITY
Other liabilities	$718	$688
Subordinated debentures	5,155	5,155
Stockholders’ equity	160,691	135,916
Total liabilities and stockholders’ equity	$166,564	$141,759

Condensed Statements of Income

	For Years Ended December 31,
	2012	2011	2010
	(Dollars in Thousands)
Income:
Dividend income from subsidiaries	$2,079	$785	$500
Other income	15	7	8
Net gains (losses) on available for sale securities	26	—	(97)
Management fees	409	294	290
Total Income	2,529	1,086	701
Expenses	(731)	(615)	(635)
Income before equity in undistributed earnings of subsidiaries	1,798	471	66
Equity in undistributed earnings of subsidiaries	15,709	13,455	6,938
Net Income	$17,507	$13,926	$7,004

CENTER BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 20 — Parent Corporation Only Financial Statements  – (continued)

Condensed Statements of Comprehensive Income

	Consolidated Subsidiaries	Parent	Consolidated Total
	(Dollars in Thousands)
For the year ended 2012:
Net income	$17,507	$—	$17,507
Other comprehensive income, net of tax:
Net unrealized gain on investment securities	10,935	41	10,976
Actuarial loss	(467)	—	(467)
Total other comprehensive income	10,468	41	10,509
Total comprehensive income	$27,975	$41	$28,016

For the year ended 2011:
Net income	$13,926	$—	$13,926
Other comprehensive income, net of tax:
Net unrealized gain on investment securities	3,301	(7)	3,294
Actuarial loss	(1,065)	—	(1,065)
Total other comprehensive income	2,236	(7)	2,229
Total comprehensive income	$16,162	$(7)	$16,155

For the year ended 2010:
Net income	$7,004	$—	$7,004
Other comprehensive income, net of tax:
Net unrealized gain on investment securities	2,989	112	3,101
Total other comprehensive income	2,989	112	3,101
Total comprehensive income	$9,993	$112	$10,105

Condensed Statements of Cash Flows

	For Years Ended December 31
	2012	2011	2010
	(Dollars in Thousands)
Cash flows from operating activities:
Net income	$17,507	$13,926	$7,004
Adjustments to reconcile net income to net cash provided by operating activities:
Net (gains) losses on available for sale securities	(26)	—	97
Equity in undistributed earnings of subsidiary	(15,709)	(13,455)	(6,938)
Change in deferred tax asset	—	3	224
Decrease (increase) in other assets	563	(298)	(44)
(Decrease) increase in other liabilities	(772)	220	70
Stock based compensation	39	35	51
Net cash provided by operating activities	1,602	431	464
Cash flows from investing activities:
Maturity of available-for-sale securities	—	—	130
Proceeds from sales of available-for-sale securities	375	—	—
Purchase of available-for-sale securities	(410)	—	—
Investments in subsidiaries	—	(1,250)	(8,000)
Net cash used in investing activities	(35)	(1,250)	(7,870)
Cash flows from financing activities:
Net decrease in borrowings	—	(310)	(82)
Cash dividends on common stock	(2,778)	(1,955)	(1,800)
Cash dividends on preferred stock	(363)	(417)	(500)
Proceeds from issuance of Series B preferred stock	—	11,250	—
Redemption of Series A preferred stock	—	(10,000)	—
Warrant repurchased	—	(245)	—
Issuance cost of common stock	(8)	(5)	(6)
Issuance cost of Series B preferred stock	—	(84)	—
Proceeds from exercise of stock options	141	328	—
Proceeds from restricted stock	—	—	25
Proceeds from issuance of shares from stock offerings	—	—	12,148
Issuance cost of common stock from common stock offering	—	—	(770)
Tax expense from stock based compensation	28	—	7
Net cash (used in) provided by financing activities	(2,980)	(1,438)	9,022
Increase (decrease) in cash and cash equivalents	(1,413)	(2,257)	1,616
Cash and cash equivalents at beginning of year	2,042	4,299	2,683
Cash and cash equivalents at the end of year	$629	$2,042	$4,299

CENTER BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 21 — Quarterly Financial Information of Center Bancorp, Inc. (Unaudited)

	2012
	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
	(Dollars in Thousands, Except per Share Data)
Total interest income	$14,263	$14,118	$13,496	$13,395
Total interest expense	2,841	2,935	2,950	3,050
Net interest income	11,422	11,183	10,546	10,345
Provision for loan losses	100	225	(107)	107
Total other income, net of securities gains	1,217	1,872	1,091	1,018
Net securities (losses) gains	(201)	763	513	937
Other expense	6,193	7,507	5,690	5,807
Income before income taxes	6,145	6,086	6,567	6,386
Provision from income taxes	1,676	1,632	2,214	2,155
Net income	$4,469	$4,454	$4,353	$4,231
Net income available to common stockholders	$4,441	$4,426	$4,269	$4,090
Earnings per share:
Basic	$0.27	$0.27	$0.26	$0.25
Diluted	$0.27	$0.27	$0.26	$0.25
Weighted average common shares outstanding:
Basic	16,347,564	16,347,088	16,333,653	16,332,327
Diluted	16,363,698	16,362,635	16,341,767	16,338,162

	2011
	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
	(Dollars in Thousands, Except per Share Data)
Total interest income	$13,263	$12,919	$12,878	$12,867
Total interest expense	3,101	3,069	3,085	2,922
Net interest income	10,162	9,850	9,793	9,945
Provision for loan losses	300	1,020	250	878
Total other income, net of securities gains	1,049	1,033	931	831
Net securities gains	817	1,250	801	766
Other expense	6,222	5,529	5,757	5,935
Income before income taxes	5,506	5,584	5,518	4,729
Provision from income taxes	1,884	1,882	1,934	1,711
Net income	$3,622	$3,702	$3,584	$3,018
Net income available to common stockholders	$3,238	$3,557	$3,439	$2,872
Earnings per share:
Basic	$0.20	$0.22	$0.21	$0.18
Diluted	$0.20	$0.22	$0.21	$0.18
Weighted average common shares outstanding:
Basic	16,311,193	16,290,700	16,290,700	16,290,391
Diluted	16,327,990	16,313,366	16,315,667	16,300,604

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

Under the supervision and with the participation of its management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, the Corporation evaluated the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e) as of December 31, 2012. Based upon that evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures were effective as of such date as described below in Management’s Report on Internal Control Over Financial Reporting (Item 9A(b)).

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

As part of the Corporation’s program to comply with Section 404 of the Sarbanes-Oxley Act of 2002, our management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2012 (the “Assessment”). In making this Assessment, management used the control criteria framework of the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission published in its report entitled Internal Control — Integrated Framework. Management’s Assessment included an evaluation of the design of the Corporation’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its Assessment with the Audit Committee.

Based on this Assessment, management determined that, as of December 31, 2012, the Corporation’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

ParenteBeard LLC, the independent registered public accounting firm that audited the Corporation’s consolidated financial statements included in this Annual Report on Form 10-K, has issued an audit report on the Corporation’s internal control over financial reporting as of December 31, 2012. The report, which expresses an unqualified opinion on the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2012, is included in this item under the heading “Report of Independent Registered Public Accounting Firm.”

(c) Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Center Bancorp, Inc.

We have audited Center Bancorp, Inc.’s (the “Corporation”) internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Center Bancorp, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Corporation’s internal control over financial reporting based on our audit.

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

In our opinion, Center Bancorp, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of condition of Center Bancorp, Inc. and subsidiaries and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2012 and our report dated March 13, 2013, expressed an unqualified opinion.

/s/ ParenteBeard LLC

ParenteBeard LLC

Clark, New Jersey

March 13, 2013

68

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

Item 9B. Other Information

None.

PART III

Item 10. Directors and Corporate Governance

The Corporation responds to this item by incorporating herein by reference the material responsive to such item in the Corporation’s definitive proxy statement for its 2013 Annual Meeting of Stockholders. Certain information on Executive Officers of the registrant is included in Part I, Item 3A of this report, which is also incorporated herein by reference.

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

Item 11. Executive Compensation

The Corporation responds to this item by incorporating herein by reference the material responsive to such item in the Corporation’s definitive proxy statement for its 2013 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The Corporation responds to this item by incorporating herein by reference the material responsive to such item in the Corporation’s definitive proxy statement for its 2013 Annual Meeting of Stockholders.

Stock Compensation Plan Information

For information related to stock based compensation, see Note 16 of the Notes to Consolidated Financial Statements. The following table gives information about the Corporation’s common stock that may be issued upon the exercise of options, warrants and rights under the Corporation’s 2009 Equity Incentive Plan, 1999 Incentive Plan, 1993 Employee Stock Option Plan, 1993 Outside Director Stock Option Plan and 2003 Non-Employee Director Stock Option Plan as of December 31, 2012. These plans were the Corporation’s only equity compensation plans in existence as of December 31, 2012.

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity Compensation Plans Approved by Shareholders	183,574	$9.92	795,511
Equity Compensation Plans Not Approved by Shareholders	—	—	—
Total	183,574	$9.92	795,511

Item 13. Certain Relationships and Related Transactions

The Corporation responds to this item by incorporating herein by reference the material responsive to such item in the Corporation’s definitive proxy statement for its 2013 Annual Meeting of Stockholders.

Item 14. Principal Accounting Fees and Services

The Corporation responds to this item by incorporating herein by reference the material responsive to such item in the Corporation’s definitive proxy statement for its 2013 Annual Meeting of Stockholders.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	(1) Financial Statements and Schedules:

The following Financial Statements and Supplementary Data are filed as part of this annual report:

(b)	Exhibits (numbered in accordance with Item 601 of Regulation S-K) filed herewith or incorporated by reference as part of this annual report.

Exhibit No.	Description
2.1	Bank Purchase and Assumption Agreement, dated February 1, 2012, by and among the Registrant, Saddle River Valley Bancorp and Saddle River Valley Bank is incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K dated February 2, 2012.
3.1	The Registrant’s Restated Certificate of Incorporation.
3.2	The Registrant’s Amended and Restated By-Laws.
10.1	Small Business Lending Fund — Securities Purchase Agreement — Standard Terms attached thereto dated September 15, 2011, between the Registrant and the United States Department of the Treasury is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated September 21, 2011.
10.2*	The Registrant’s 1993 Employee Stock Option Plan is incorporated by reference to Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1993.
10.3*	The Registrant’s 1993 Outside Director Stock Option Plan is incorporated by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1993.
10.5*	The Registrant’s Annual Incentive Plan is incorporated by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006.
10.6*	Employment Agreement, effective April 4, 2012, by and among the Registrant, Union Center National Bank and Anthony C. Weagley, is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 6, 2012.
10.7	Non-Competition Agreement, dated as of December 2, 2010, between the Registrant, and Anthony C. Weagley is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated December 6, 2010.
10.8	Non-Competition Agreement, dated as of December 2, 2010, between the Registrant, and James W. Sorge is incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated December 6, 2010.
10.9*	Center Bancorp, Inc. 2009 Equity Incentive Plan is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated June 1, 2009.
10.10*	Center Bancorp, Inc. 1999 Stock Incentive Plan is incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999.

Exhibit No.	Description
10.11	Registrant’s Placement Agreement dated December 12, 2003 with Sandler O’Neill & Partners, L.P. to issue and sell $5 million aggregate liquidation amount of floating rate MMCapS(SM) Securities is incorporated by reference to Exhibit 10.15 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.
10.12	Indenture dated as of December 19, 2003, between the Registrant and Wilmington Trust Company relating to $5.0 million aggregate principal amount of floating rate debentures is incorporated by reference to Exhibit 10.16 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.
10.13	Amended and restated Declaration of Trust of Center Bancorp Statutory Trust II, dated as of December 19, 2003 is incorporated by reference to Exhibit 10.17 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.
10.14	Guarantee Agreement between Registrant and Wilmington Trust Company dated as of December 19, 2003 is incorporated by reference to Exhibit 10.18 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.
10.15	Registration Rights Agreement, dated September 29, 2004, relating to securities issued in a September 2004 private placement of securities, is incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated October 1, 2004.
10.16*	The Registrant’s Amended and Restated 2003 Non-Employee Director Stock Option Plan, as amended and restated, is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated March 5, 2008.
10.17*	Amended and restated Employment Agreement among the Registrant, its bank subsidiary and Mark S. Cardone, effective as of January 1, 2007, is incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 10-K filed with the SEC on February 26, 2007. See also Exhibit 10.22.
10.18	Registration Rights Agreement, dated June 30, 2005, relating to securities issued in a June 2005 private placement of securities is incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated June 30, 2005.
10.19*	Open Market Share Purchase Incentive Plan is incorporated by reference to exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated January 26, 2006.
10.20*	Amendment to Employment Agreement among the Registrant, its bank subsidiary and Mark Cardone, dated December 3, 2007, is incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 10-K dated December 20, 2007.
10.23	Repurchase Agreement, dated September 15, 2011, between the Registrant and the United States Department of the Treasury, with respect to the repurchase of Preferred Stock issued pursuant to TARP is incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated September 21, 2011.
10.24	Warrant Letter Agreement, dated December 7, 2011, providing for the repurchase of the warrants issued pursuant to TARP is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated December 12, 2011.
11.1	Statement regarding computation of per share earnings is omitted because the computation can be clearly determined from the material incorporated by reference in this Report.
12.1	Statement of Ratios of Earnings to Fixed Charges.
14.1	Code of Ethics is incorporated by reference to Exhibit 14.1 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.
21.1	Subsidiaries of the Registrant.
23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Power of attorney

Exhibit No.	Description
31.1	Personal certification of the chief executive officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Personal certification of the chief financial officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Personal certification of the chief executive officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Personal certification of the chief financial officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
99.3	Code of Conduct is incorporated by reference to Exhibit 99.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.
101***	INS XBRL instance document
101***	SCH XBRL Taxonomy Extension Schema Document
101***	CAL XBRL Taxonomy Extension Calculation Linkbase Document
101***	DEF XBRL Taxonomy Extension Definition Linkbase Document
101***	LAB XBRL Taxonomy Extension Label Linkbase Document
101***	PRE XBRL Taxonomy Extension Presentation Linkbase Document

(c)	Financial Statement Schedules

*	Management contract on compensatory plan or arrangement.
**	Furnished herewith.
***	In accordance with Rule 406T of Regulation S-T, the XBRL information in Exhibit 101 to this Annual Report shall not be deemed “filed” for purposed of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject liability under that Section.

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

CENTER BANCORP, INC.
March 13, 2013	By:
/s/ Anthony C. Weagley
Anthony C. Weagley
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant, in the capacities described below on March 13, 2013, have signed this report below.

/s/ Alexander A. Bol*	Chairman of the Board
Alexander A. Bol
/s/ Frederick S. Fish *	Director
Frederick S. Fish
/s/ James J. Kennedy*	Director
James J. Kennedy
/s/ Howard Kent*	Director
Howard Kent
/s/ Nicolas Minoia*	Director
Nicholas Minoia
/s/ Harold Schechter*	Director
Harold Schechter
/s/ Lawrence B. Seidman*	Director
Lawrence B. Seidman
/s/ William A. Thompson*	Director
William A. Thompson
/s/ Raymond Vanaria*	Director
Raymond Vanaria
/s/ Anthony C. Weagley	President and Chief Executive Officer
Anthony C. Weagley
/s/ Vincent N. Tozzi*	Vice President, Treasurer and Chief Financial Officer
Vincent N. Tozzi

*By:
/s/ Anthony C. Weagley
Anthony C. Weagley
Attorney-in-fact

