Form 10-Q
period 2013-03-31
CENTER BANCORP INC
filed 2013-05-09
CIK 712771

UNITED STATES OF AMERICA

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2013

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, no par value:	16,348,915 shares
(Title of Class)	(Outstanding as of May 6, 2013)

PART I – FINANCIAL INFORMATION

The following unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and, accordingly, do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2013, or for any other interim period. The Center Bancorp, Inc. 2012 Annual Report on Form 10-K, should be read in conjunction with these financial statements.

Item 1. Financial Statements

CENTER BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CONDITION

( in thousands, except for share and per share data)	March 31, 2013	December 31, 2012
	(Unaudited)
ASSETS
Cash and due from banks	$116,755	$104,134
Interest bearing deposits with banks	—	2,004
Total cash and cash equivalents	116,755	106,138
Investment securities:
Available-for-sale	458,004	496,815
Held-to-maturity (fair value of $81,921 and $62,431)	78,212	58,064
Loans held-for-sale	774	1,491
Loans	879,387	889,672
Less: Allowance for loan losses	10,232	10,237
Net loans	869,155	879,435
Restricted investment in bank stocks, at cost	8,966	8,964
Premises and equipment, net	13,544	13,563
Accrued interest receivable	6,423	6,849
Bank-owned life insurance	34,935	34,961
Goodwill and other intangible assets	16,849	16,858
Prepaid FDIC assessments	525	811
Other real estate owned	1,536	1,300
Due from brokers for investment securities	718	—
Other assets	3,399	4,516
Total assets	$1,609,795	$1,629,765

LIABILITIES
Deposits:
Non-interest bearing	$213,794	$215,071
Interest-bearing:
Time deposits $100 and over	99,687	110,835
Interest-bearing transaction, savings and time deposits less than $100	968,742	981,016
Total deposits	1,282,223	1,306,922
Long-term borrowings	146,000	146,000
Subordinated debentures	5,155	5,155
Accounts payable and accrued liabilities	11,664	10,997
Total liabilities	1,445,042	1,469,074

STOCKHOLDERS’ EQUITY
Preferred stock, $1,000 liquidation value per share, authorized 5,000,000 shares; issued and outstanding 11,250 shares of Series B preferred stock at March 31, 2013 and December 31, 2012; total liquidation value of $11,250 at March 31, 2013 and December 31, 2012	11,250	11,250
Common stock, no par value, authorized 25,000,000 shares; issued 18,477,412 shares at March 31, 2013 and December 31, 2012; outstanding 16,348,915 shares at March 31, 2013 and 16,347,915 shares at December 31, 2012	110,056	110,056
Additional paid-in capital	4,820	4,801
Retained earnings	50,690	46,753
Treasury stock, at cost (2,128,497 common shares at March 31, 2013 and 2,129,497 common shares at December 31, 2012)	(17,230)	(17,232)
Accumulated other comprehensive income	5,167	5,063
Total stockholders’ equity	164,753	160,691
Total liabilities and stockholders’ equity	$1,609,795	$1,629,765

See accompanying notes to unaudited consolidated financial statements.

CENTER BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended March 31,
(in thousands, except for share and per share data)	2013	2012

Interest income
Interest and fees on loans	$9,923	$9,385
Interest and dividends on investment securities:
Taxable	2,972	3,088
Tax-exempt	1,076	773
Dividends	131	149
Interest on federal funds sold and other short-term investment	2	—
Total interest income	14,104	13,395
Interest expense
Interest on certificates of deposit $100 or more	239	252
Interest on other deposits	1,045	1,156
Interest on borrowings	1,450	1,642
Total interest expense	2,734	3,050
Net interest income	11,370	10,345
Provision for loan losses	—	107
Net interest income after provision for loan losses	11,370	10,238
Other income
Service charges, commissions and fees	406	446
Annuities and insurance commissions	100	44
Bank-owned life insurance	565	251
Loan related fees	139	110
Net gains on sale of loans held for sale	138	126
Other	178	41
Other-than-temporary impairment losses on investment securities	(24)	(58)
Net gains on sale of investment securities	343	995
Net investment securities gains	319	937
Total other income	1,845	1,955
Other expense
Salaries and employee benefits	3,490	3,118
Occupancy and equipment	906	700
FDIC insurance	313	299
Professional and consulting	219	246
Stationery and printing	85	84
Marketing and advertising	101	31
Computer expense	353	353
Other real estate owned, net	19	62
All other	1,052	914
Total other expense	6,538	5,807
Income before income tax expense	6,677	6,386
Income tax expense	1,753	2,155
Net Income	4,924	4,231
Preferred stock dividends	56	141
Net income available to common stockholders	$4,868	$4,090
Earnings per common share
Basic	$0.30	$0.25
Diluted	$0.30	$0.25
Weighted average common shares outstanding
Basic	16,348,215	16,332,327
Diluted	16,373,588	16,338,162
Dividend paid per common share	$0.055	$0.030

See accompanying notes to unaudited consolidated financial statements.

CENTER BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31,
(in thousands)	2013	2012
Net income	$4,924	$4,231
Other comprehensive income (loss), net of tax:
Unrealized gains and losses on securities available-for-sale:
Unrealized holding gains on available-for-sale securities	548	4,966
Tax effect	(200)	(1,777)
Net of tax amount	348	3,189
Reclassification adjustment of OTTI losses included in income	24	58
Tax effect	(6)	(20)
Net of tax amount	18	38
Reclassification adjustment for net gains arising during the period	(343)	(995)
Tax effect	90	335
Net of tax amount	(253)	(660)
Amortization of unrealized holding gains on securities transferred from available-for-sale to held-to-maturity	(14)	(10)
Tax effect	5	3
Net of tax amount	(9)	(7)
Total other comprehensive income	104	2,560
Total comprehensive income	$5,028	$6,791

See accompanying notes to unaudited consolidated financial statements.

CENTER BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

(in thousands, except for share and per share data)	Preferred Stock	Common Stock	Additional Paid In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance as of January 1, 2012	$11,250	$110,056	$4,715	$32,695	$(17,354)	$(5,446)	$135,916
Net income				4,231			4,231
Other comprehensive income, net of tax						2,560	2,560
Dividend on series B preferred stock				(141)			(141)
Issuance cost of common stock				(2)			(2)
Cash dividends declared on common stock ($0.030 per share)				(490)			(490)
Stock-based compensation expense			7				7
Balance as of March 31, 2012	$11,250	$110,056	$4,722	$36,293	$(17,354)	$(2,886)	$142,081
Balance as of January 1, 2013	$11,250	$110,056	$4,801	$46,753	$(17,232)	$5,063	$160,691
Net income				4,924			4,924
Other comprehensive income, net of tax						104	104
Dividend on series B preferred stock				(85)			(85)
Issuance cost of common stock				(3)			(3)
Cash dividends declared on common stock ($0.055 per share)				(899)			(899)
Stock issued for options exercise (1,000 shares)			8		2		10
Stock-based compensation expense			11				11
Balance as of March 31, 2013	$11,250	$110,056	$4,820	$50,690	$(17,230)	$5,167	$164,753

See accompanying notes to unaudited consolidated financial statements.

CENTER BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net income	$4,924	$4,231
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of premiums and accretion of discounts on investment securities, net	958	1,211
Depreciation and amortization	212	210
Stock-based compensation	11	7
Provision for loan losses	—	107
Net other-than-temporary impairment losses on investment securities	24	58
Gains on sales of investment securities, net	(343)	(995)
Loans originated for resale	(7,605)	(6,437)
Proceeds from sale of loans held for sale	8,460	5,558
Gains on sale of loans held for sale	(138)	(126)
Decrease in accrued interest receivable	426	255
Decrease in prepaid FDIC insurance assessments	286	240
Increase in cash surrender value of bank-owned life insurance	(274)	(251)
Life insurance death benefit	(291)	—
Decrease (increase) in other assets	909	(647)
Increase in other liabilities	609	1,700
Net cash provided by operating activities	8,168	5,121
Cash flows from investing activities:
Investment securities available-for-sale:
Purchases	(37,204)	(88,332)
Sales	45,006	41,513
Maturities, calls and principal repayments	14,121	8,658
Investment securities held-to-maturity:
Purchases	(4,996)	(4,844)
Maturities and principal repayments	689	7,288
Net purchases of restricted investment in bank stocks	(2)	—
Net decrease (increase) in loans	10,044	(33,562)
Purchases of premises and equipment	(182)	(136)
Proceeds from bank-owned life insurance death benefits	592	—
Net cash provided by (used in) investing activities	28,068	(69,415)
Cash flows from financing activities:
Net (decrease) increase in deposits	(24,699)	32,058
Cash dividends on preferred stock	(28)	(166)
Cash dividends on common stock	(899)	(490)
Issuance cost of common stock	(3)	(2)
Proceeds from exercise of stock options	10	—
Net cash (used in) provided by financing activities	(25,619)	31,400
Net change in cash and cash equivalents	10,617	(32,894)
Cash and cash equivalents at beginning of period	106,138	111,101
Cash and cash equivalents at end of period	$116,755	$78,207
Supplemental disclosures of cash flow information:
Cash payments for:
Interest paid on deposits and borrowings	$2,727	$3,097
Supplemental disclosures of non-cash investing activities:
Trade date accounting settlements for investments, net	$650	$1,855
Transfer of loans to other real estate owned	$236	$—
Transfer from investment securities available-for-sale to investment securities held-to-maturity	$15,936	$—

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

Note 2.  Earnings per Common Share

Basic earnings per common share (“EPS”) is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding. Diluted EPS includes any additional common shares as if all potentially dilutive common shares were issued (e.g., stock options). The Corporation’s weighted average common shares outstanding for diluted EPS include the effect of stock options and warrants outstanding using the Treasury Stock Method, which are not included in the calculation of basic EPS. Anti-dilutive stock option shares outstanding were 31,604 and 79,343, respectively, for the three months ended March 31, 2013 and March 31, 2012.

Earnings per common share have been computed based on the following:

	Three Months Ended March 31,
(in thousands, except per share amounts)	2013	2012
Net income	$4,924	$4,231
Preferred stock dividends	(56)	(141)
Net income available to common shareholders	$4,868	$4,090
Basic weighted average common shares outstanding	16,348	16,332
Plus: effect of dilutive options	26	6
Diluted weighted average common shares outstanding	16,374	16,338
Earnings per common share:
Basic	$0.30	$0.25
Diluted	$0.30	$0.25

Note 3.  Stock-Based Compensation

The Corporation maintains two stock-based compensation plans from which new grants could be issued. The Corporation’s stock based compensation plans permit Parent Corporation common stock to be issued to key employees and directors of the Corporation and its subsidiaries. The options granted under the plans are intended to be either incentive stock options or non-qualified options. Under the 2009 Equity Incentive Plan, a total of 392,292 shares are available for grant and issuance as of March 31, 2013. Under the 2003 Non-Employee Director Stock Option Plan, a total of 371,962 shares remain available for grant and issuance under the plan as of March 31, 2013. Such shares may be treasury shares, newly issued shares or a combination thereof.

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

For the three months ended March 31, 2013, the Corporation’s income before income taxes and net income were reduced by $11,000 and $7,000, respectively, as a result of the compensation expense related to stock options. For the three months ended March 31, 2012, the Corporation’s income before income taxes and net income were reduced by $7,000 and $4,000, respectively, as a result of the compensation expense related to stock options.

Under the principal option plans, the Corporation may also grant stock awards to certain employees. Stock awards are independent of option grants and are generally subject to forfeiture if employment terminates prior to the release of any applicable restrictions. Unless fully vested at the time of grant, such awards generally vest within 30 days to five years from the date of grant. During that period, ownership of the shares cannot be transferred. Restricted stock and stock awards that are fully vested at the time of grant have the same cash dividend and voting rights as other common stock and are considered to be currently issued and outstanding. The Corporation expenses the cost of stock awards, which is determined to be the fair market value of the shares at the date of grant, ratably over the period during which any restrictions lapse. There were no restricted stock awards outstanding at March 31, 2013 and March 31, 2012.

There were 31,257 and 27,784 shares of common stock underlying options that were granted during the three months ended March 31, 2013 and 2012, respectively. The fair value of share-based payment awards was estimated using the Black-Scholes option pricing model with the following assumptions and weighted average fair values at the time the grants were awarded:

	Three Months Ended March 31,
	2013	2012
Weighted average fair value of grants	$2.50	$2.03
Risk-free interest rate	1.86%	2.03%
Dividend yield	1.76%	1.24%
Expected volatility	23.21%	22.04%
Expected life in months	69	68

Activity under the principal option plans as of March 31, 2013 and changes during the three months ended March 31, 2013 were as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2012	183,574	$9.92
Granted	31,257	12.52
Exercised	(1,000)	10.66
Outstanding at March 31, 2013	213,831	10.40	6.37	$472,616
Exercisable at March 31, 2013	140,902	$10.26	5.03	$341,293

The aggregate intrinsic value of options above represents the total pre-tax intrinsic value (the difference between the Corporation’s closing stock price on the last trading day of the first quarter of 2013 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2013. This amount changes based on the fair value of the Corporation’s stock.

As of March 31, 2013, there was approximately $157,000 of total unrecognized compensation expense relating to unvested stock options. These costs are expected to be recognized over a weighted average period of 3.18 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 Note 4.  Recent Accounting Pronouncements

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

As a result of the proposed amendments, financial assets carried at amortized cost less an allowance would reflect the current estimate of the cash flows expected to be collected at the reporting date, and the income statement would reflect credit deterioration (or improvement) that has taken place during the period. For financial assets measured at fair value with changes in fair value recognized through other comprehensive income, the balance sheet would reflect the fair value, but the income statement would reflect credit deterioration (or improvement) that has taken place during the period. An entity, however, may choose to not recognize expected credit losses on financial assets measured at fair value, with changes in fair value recognized through other comprehensive income, if both (1) the fair value of the financial asset is greater than (or equal to) the amortized cost basis and (2) expected credit losses on the financial asset are insignificant. Currently, when credit losses are measured, an entity only considers past events and current conditions; the proposed amendments would broaden the information entities are required to consider to include historical loss experience with similar assets and reasonable and supportable forecasts that affect the expected collectability of the assets’ remaining contractual cash flows. It is expected that entities will be able to leverage their current risk monitoring systems in implementing the proposed approach, however, for the inputs used to estimate the expected credit loss approach. An entity would apply the proposed amendments with a cumulative-effect adjustment to the statement of financial position beginning in the first reporting period in which the guidance is effective.

Both users and preparers of financial statements were requested to review and comment upon the exposure draft by April 30, 2013. The exposure draft does not include a proposed effective date of this guidance.

In January 2013, the FASB issued ASU No. 2013-01, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities,” which amended disclosures by requiring improved information about financial instruments and derivative instruments that are either offset on the balance sheet or subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset on the balance sheet. Reporting entities are required to provide both net and gross information for these assets and liabilities in order to enhance comparability between those entities that prepare their financial statements on the basis of international financial reporting standards ("IFRS"). Companies were required to apply the amendments for fiscal years beginning on or after January 1, 2013, and interim periods within those years.  The adoption of this accounting standard did not have a material impact on the Corporation's results of operation, financial position, or liquidity.

In February 2013, the FASB issued ASU No. 2013-02, "Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income," to improve the transparency of reporting these reclassifications. ASU No. 2013-02 does not amend any existing requirements for reporting net income or other comprehensive income in the financial statements. ASU No. 2013-02 requires an entity to disaggregate the total change of each component of other comprehensive income and separately present reclassification adjustments and current period other comprehensive income. The provisions of ASU No. 2013-02 also requires that entities present either in a single note or parenthetically on the face of the financial statements, the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source and the income statement line item affected by the reclassification. The Corporation adopted the provisions of ASU No. 2013-02 effective January 1, 2013. As the Corporation provided these required disclosures in the notes to the Consolidated Financial Statements, the adoption of ASU No. 2013-02 had no impact on the Corporation's consolidated statements of income and condition. See Note 5 to the Consolidated Financial Statements for the disclosures required by ASU No. 2013-02.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5.  Comprehensive Income

Total comprehensive income includes all changes in equity during a period arising from transactions and other events and circumstances from non-owner sources. The Corporation’s other comprehensive income is comprised of unrealized holding gains and losses on investment securities available-for-sale, and actuarial losses of defined benefit plans, net of taxes.

Disclosure of comprehensive income for the three months ended March 31, 2013, and 2012 is presented in the Consolidated Statements of Comprehensive Income.

 Accumulated other comprehensive income at March 31, 2013 and December 31, 2012 consisted of the following:

	March 31, 2013	December 31, 2012
	(in thousands)
Investment securities available-for-sale, net of tax	$8,894	$8,781
Unamortized component of securities transferred from available-for-sale to held-to-maturity, net of tax	153	162
Defined benefit pension and post-retirement plans, net of tax	(3,880)	(3,880)
Total accumulated other comprehensive income	$5,167	$5,063

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6.  Investment Securities

The Corporation’s investment securities are classified as available-for-sale and held-to-maturity at March 31, 2013 and December 31, 2012. Investment securities available-for-sale are reported at fair value with unrealized gains or losses included in equity, net of tax. Accordingly, the carrying value of such securities reflects their fair value at the balance sheet date. Fair value is based upon either quoted market prices, or in certain cases where there is limited activity in the market for a particular instrument, assumptions are made to determine their fair value. See Note 8 of the Notes to Consolidated Financial Statements for a further discussion.

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

The following tables present information related to the Corporation’s investment securities at March 31, 2013 and December 31, 2012.

	March 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Investment Securities Available-for-Sale:
Federal agency obligations	$16,146	$144	$(121)	$16,169
Residential mortgage pass-through securities	50,180	1,334	—	51,514
Commercial mortgage pass-through securities	9,717	209	—	9,926
Obligations of U.S. states and political subdivisions	92,384	3,865	(291)	95,958
Trust preferred securities	21,427	489	(1,128)	20,788
Corporate bonds and notes	227,011	10,077	(257)	236,831
Asset-backed securities	19,236	359	—	19,595
Certificates of deposit	2,853	39	(3)	2,889
Equity securities	535	—	(165)	370
Other securities	3,911	68	(15)	3,964
Total	$443,400	$16,584	$(1,980)	$458,004

Investment Securities Held-to-Maturity:
Federal agency obligations	$3,893	$157	$—	$4,050
Commercial mortgage pass-through securities	5,125	141	(6)	5,260
Obligations of U.S. states and political subdivisions	69,194	3,686	(269)	72,611
Total	$78,212	$3,984	$(275)	$81,921

Total investment securities	$521,612	$20,568	$(2,255)	$539,925

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Investment Securities Available-for-Sale:
U.S. Treasury and agency securities	$11,870	$62	$(23)	$11,909
Federal agency obligations	20,207	333	(5)	20,535
Residential mortgage pass-through securities	52,400	1,385	(1)	53,784
Commercial mortgage pass-through securities	9,725	244	—	9,969
Obligations of U.S. states and political subdivisions	103,193	4,653	(132)	107,714
Trust preferred securities	22,279	144	(1,174)	21,249
Corporate bonds and notes	228,681	9,095	(371)	237,405
Collateralized mortgage obligations	2,120	—	—	2,120
Asset-backed securities	19,431	311	—	19,742
Certificates of deposit	2,854	21	(10)	2,865
Equity securities	535	—	(210)	325
Other securities	9,145	68	(15)	9,198
Total	$482,440	$16,316	$(1,941)	$496,815
Investment Securities Held-to-Maturity:
Federal agency obligations	$4,178	$79	$—	$4,257
Commercial mortgage-backed securities	5,501	154	(5)	5,650
Obligations of U.S. states and political subdivisions	48,385	4,139	—	52,524
Total	$58,064	$4,372	$(5)	$62,431
Total investment securities	$540,504	$20,688	$(1,946)	$559,246

 The following table presents information for investment securities available-for-sale at March 31, 2013, based on scheduled maturities. Actual maturities can be expected to differ from scheduled maturities due to prepayment or early call options of the issuer.

	March 31, 2013
	Amortized Cost	Fair Value
	(in thousands)
Investment Securities Available-for-Sale :
Due in one year or less	$20,274	$20,337
Due after one year through five years	103,422	106,528
Due after five years through ten years	131,744	139,112
Due after ten years	123,617	126,253
Residential mortgage pass-through securities	50,180	51,514
Commercial mortgage pass-through securities	9,717	9,926
Equity securities	535	370
Other securities	3,911	3,964
Total	$443,400	$458,004
Investment Securities Held-to-Maturity :
Due after five years through ten years	$5,195	$5,491
Due after ten years	67,892	71,170
Commercial mortgage pass-through securities	5,125	5,260
Total	$78,212	$81,921

Total investment securities	$521,612	$539,925

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 During the three months ended March 31, 2013, the Corporation reclassified at fair value approximately $15.9 million in available-for-sale investment securities to the held-to-maturity category. The net unrealized losses were immaterial, remained in accumulated other comprehensive income and will be accreted over the remaining life of the securities as an adjustment of yield, offsetting the related amortization of the premium or accretion of the discount on the transferred securities. No gains or losses were recognized at the time of reclassification. Management considers the held-to-maturity classification of these investment securities to be appropriate as the Corporation has the positive intent and ability to hold these securities to maturity.

For the three months ended March 31, 2013, proceeds of available-for-sale investment securities sold amounted to approximately $45.0 million.

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

Gross gains and losses from the sales of investment securities for the three month periods ended March 31, 2013 and 2012 were as follows:

	Three Months Ended March 31,
(in thousands)	2013	2012
Gross gains on sales of investment securities	$432	$995
Gross losses on sales of investment securities	89	—
Net gains on sales of investment securities	$343	$995

The following summarizes OTTI charges for the periods indicated.

	Three Months Ended
	March 31,
	2013	2012
	(in thousands)
Principal losses on a variable rate CMO	$24	$58
Total other-than-temporary impairment charges	$24	$58

The Corporation performs regular analysis on all its investment securities to determine whether a decline in fair value indicates that an investment is other-than-temporarily impaired in accordance with FASB ASC 320-10. FASB ASC 320-10 requires companies to record OTTI charges, through earnings, if they have the intent to sell, or if it is more likely than not that they will be required to sell, an impaired debt security before recovery of its amortized cost basis. If the Corporation intends to sell or it is more likely than not it will be required to sell the security before recovery of its amortized cost basis, less any current period credit loss, the OTTI is recognized in earnings equal to the entire difference between the investment’s amortized cost basis and its estimated fair value at the balance sheet date. If the Corporation does not intend to sell the security and it is more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis less any current period loss, and it determines that a decline in fair value is other than temporary, the OTTI is separated into the amount representing the credit loss and the amount related to all other factors. The amount of the OTTI related to the credit loss is determined based on the present value of cash flows expected to be collected and is recognized in earnings. The amount of the total OTTI related to other factors is recognized in other comprehensive income, net of applicable taxes. The previous amortized cost basis less the OTTI recognized in earnings becomes the new amortized cost basis of the investment.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents detailed information for each trust preferred security held by the Corporation at March 31, 2013 which has at least one rating below investment grade.

Deal Name	Single Issuer or Pooled	Class/ Tranche	Amortized Cost	Fair Value	Gross Unrealized Gain (Loss)	Lowest Credit Rating Assigned	Number of Banks Currently Performing		Deferrals and Defaults as % of Original Collateral	Expected Deferral/Defaults as % of Remaining Performing Collateral
	(dollars in thousands)
Countrywide Capital IV	Single	—	$1,770	$1,806	$36	BB+	1		None	None
Countrywide Capital V	Single	—	2,747	2,808	61	BB+	1		None	None
Countrywide Capital V	Single	—	250	256	6	BB+	1		None	None
Citigroup Cap IX	Single	—	992	1,021	29	BB	1		None	None
Citigroup Cap IX	Single	—	1,905	1,971	66	BB	1		None	None
Citigroup Cap XI	Single	—	246	253	7	BB	1		None	None
Nationsbank Cap Trust III	Single	—	1,572	1,245	(327)	BB+	1		None	None
Morgan Stanley Cap Trust IV	Single	—	2,500	2,513	13	BB+	1		None	None
Morgan Stanley Cap Trust IV	Single	—	1,742	1,758	16	BB+	1		None	None
Saturns — GS 2004-06	Single	—	243	248	5	BB+	1		None	None
Saturns — GS 2004-06	Single	—	313	320	7	BB+	1		None	None
Saturns — GS 2004-04	Single	—	781	798	17	BB+	1		None	None
Saturns — GS 2004-04	Single	—	22	22	—	BB+	1		None	None
Goldman Sachs	Single	—	999	1,045	46	BB+	1		None	None
Stifel Financial	Single	—	4,500	4,680	180	BBB-	1		None	None
ALESCO Preferred Funding VII	Pooled	C1	845	44	(801)	Ca	47 of 61	(1)	35.9%	44.5%
Total			$21,427	$20,788	$(639)

(1)	Includes banks and insurance companies.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Corporation owns one pooled trust preferred security (“Pooled TRUP”), which consists of securities issued by financial institutions and insurances companies. The Corporation holds the mezzanine tranche of the Pooled TRUP. Senior tranches generally are protected from defaults by over-collateralization and cash flow default protection provided by subordinated tranches, with senior tranches having the greatest protection and mezzanine tranches subordinated to the senior tranches. The Corporation’s analysis of the Pooled TRUP falls within the scope of EITF 99-20, ASC 320-40 and uses a discounted cash flow model to determine the total OTTI loss. The model considers the structure, term and the financial condition of the underlying issuers. Specifically, the model details interest rates, principal balances of note classes and underlying issuers and the allocation of the payments to the note classes according to a priority of payments specified in the offering circular and indenture. The current estimate of expected cash flows is based on the most recent trustee reports and other relevant market information including announcements of interest payment deferrals or defaults of underlying trust preferred security. Assumptions used in the model include defaults rates, default rate timing profiles and recovery rates. We assume no prepayments, as the Pooled TRUP was issued at comparatively tight spreads and as such, there is little incentive, if any, to prepay.

On March 25, 2013, the Pooled TRUP, ALESCO VII, incurred its fifteenth interruption of cash flow payments to date. Management reviewed the expected cash flow analysis and credit support to determine if it was probable that all principal and interest would be repaid, and recorded no other-than-temporary impairment charge for the three months ended March 31, 2013 and March 31, 2012.

At March 31, 2013, excess subordination as a percentage of remaining performing collateral for the ALESCO Preferred Funding VII investments was -49.4 percent. Excess subordination is the amount of performing collateral above the amount of outstanding collateral underlying each class of the security. The excess subordination as a percent of remaining performing collateral reflects the difference between the performing collateral and the collateral underlying each security divided by the performing collateral. A negative number results when the paying collateral is less than the collateral underlying each class of the security. A low or negative number decreases the likelihood of full repayment of principal and interest according to original contractual terms.

Credit Loss Portion of OTTI Recognized in Earnings on Debt Securities

	Three Months Ended March 31, 2013	Year Ended December 31, 2012
	(in thousands)
Balance of credit-related OTTI at January 1,	$4,450	$6,539
Addition:
Credit losses on investment securities for which other-than-temporary impairment was not previously recognized	24	870
Reduction:
Credit losses on investment securities sold during the period	(2,114)	(2,959)
Balance of credit-related OTTI at period end	$2,360	$4,450

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Corporation did not record other-than-temporary impairment charges relating to equity holdings in bank stocks for the three months ended March 31, 2013 and March 31, 2012.

Temporarily Impaired Investments

For all other securities, the Corporation does not believe that the unrealized losses, which were comprised of 55 investment securities as of March 31, 2013, represent an other-than-temporary impairment. The gross unrealized losses associated with federal agency obligations, mortgage-backed securities, corporate bonds and tax-exempt securities are not considered to be other than temporary because their unrealized losses are related to changes in interest rates and do not affect the expected cash flows of the underlying collateral or issuer.

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

The Corporation evaluates all securities with unrealized losses quarterly to determine whether the loss is other than temporary. Unrealized losses in the collateralized mortgage obligations category consist primarily of private issue collateralized mortgage obligations. Unrealized losses in the corporate debt securities category consist of single issuer corporate trust preferred securities, pooled trust preferred securities and corporate debt securities issued by large financial institutions, insurance companies and other corporate issuers. The unrealized loss in equity securities consists of other bank equities. The decline in fair value is due in large part to the lack of an active trading market for these securities, changes in market credit spreads and rating agency downgrades. For collateralized mortgage obligations, management reviewed expected cash flows and credit support to determine if it was probable that all principal and interest would be repaid. None of the corporate issuers have defaulted on interest payments. Management concluded that these securities, other than the previously mentioned Pooled TRUP, were not other-than-temporarily impaired at March 31, 2013. Future deterioration in the cash flow on collateralized mortgage obligations or the credit quality of these large financial institution issuers of TRUP debt securities could result in impairment charges in the future.

In determining that the securities giving rise to the previously mentioned unrealized losses were not other-than-temporary, the Corporation evaluated the factors cited above, which the Corporation considers when assessing whether a security is other-than-temporarily impaired. In making these evaluations the Corporation must exercise considerable judgment. Accordingly there can be no assurance that the actual results will not differ from the Corporation’s judgments and that such differences may not require the future recognition of other-than-temporary impairment charges that could have a material effect on the Corporation’s financial position and results of operations. In addition, the value of, and the realization of any loss on, an investment security are subject to numerous risks as cited above.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables indicate gross unrealized losses not recognized in income and fair value, aggregated by investment category and the length of time individual securities have been in a continuous unrealized loss position at March 31, 2013 and December 31, 2012:

	March 31, 2013
	Total		Less than 12 Months		12 Months or Longer
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
Investment Securities Available-for-Sale:
Federal agency obligations	$6,151	$(121)	$6,151	$(121)	$—	$—
Obligations of U.S. states and political subdivisions	15,522	(291)	15,522	(291)	—	—
Trust preferred securities	1,289	(1,128)	—	—	1,289	(1,128)
Corporate bonds and notes	21,985	(257)	11,577	(139)	10,408	(118)
Certificates of deposit	190	(3)	190	(3)	—	—
Equity securities	370	(165)	—	—	370	(165)
Other securities	985	(15)	—	—	985	(15)
Total	46,492	(1,980)	33,440	(554)	13,052	(1,426)
Investment Securities Held-to-Maturity:
Commercial mortgage pass-through securities	592	(6)	—	—	592	(6)
Obligations of U.S. states and political subdivisions	18,109	(269)	18,109	(269)	—	—
Total	18,701	(275)	18,109	(269)	592	(6)
Total Temporarily Impaired Securities	$65,193	$(2,255)	$51,549	$(823)	$13,644	$(1,432)

	December 31, 2012
	Total		Less than 12 Months		12 Months or Longer
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
Investment Securities Available-for-Sale:
U.S. Treasury and agency securities	$4,460	$(23)	$4,460	$(23)	$—	$—
Federal agency obligation	877	(5)	877	(5)	—	—
Residential mortgage pass-through securities	1,669	(1)	1,669	(1)	—	—
Obligations of U.S. states and political subdivisions	18,360	(132)	18,360	(132)	—	—
Trust preferred securities	11,740	(1,174)	10,494	(18)	1,246	(1,156)
Corporate bonds and notes	26,440	(371)	18,244	(134)	8,196	(237)
Certificates of deposit	388	(10)	388	(10)	—	—
Equity securities	325	(210)	—	—	325	(210)
Other securities	985	(15)	—	—	985	(15)
Total	65,244	(1,941)	54,492	(323)	10,752	(1,618)
Investment Securities Held-to-Maturity:
Commercial mortgage-backed securities	932	(5)	932	(5)	—	—
Total	932	(5)	932	(5)	—	—
Total Temporarily Impaired Securities	$66,176	$(1,946)	$55,424	$(328)	$10,752	$(1,618)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Investment securities having a carrying value of approximately $94.4 million and $96.1 million at March 31, 2013 and December 31, 2012, respectively, were pledged to secure public deposits, borrowings, and Federal Home Loan Bank advances and for other purposes required or permitted by law.

Note 7. Loans and the Allowance for Loan Losses

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

A loan is considered impaired when, based on current information and events, it is probable that the Corporation will not be able to collect all amounts due from the borrower in accordance with the contractual terms of the loan, including scheduled interest payments. The Corporation has defined its population of impaired loans to include all classes of non-accrual and troubled debt restructuring (“TDR”) loans. As part of the evaluation of the value of impaired loans, the Corporation individually reviews for impairment all non-homogeneous loans (in each instance, above an established dollar threshold of $200,000) internally classified as substandard or below. Smaller impaired non-homogeneous loans and impaired homogeneous loans are collectively evaluated for impairment.

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

The ultimate collectability of a substantial portion of the Corporation’s loan portfolio is susceptible to changes in the real estate market and economic conditions in the State of New Jersey and the impact of such conditions on the creditworthiness of the borrowers.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Management believes that the allowance for loan losses is adequate. Management uses available information to recognize loan losses; however, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Corporation’s allowance for loan losses. Such agencies may require the Corporation to recognize additions to the allowance based on their judgments about information available to them at the time of their examinations.

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

As of March 31, 2013, the unpaid principal balance of the Corporation’s portfolio of residential mortgage loans sold to Fannie Mae was $9.7 million. These loans are generally sold on a non-recourse basis. The agreements under which the Corporation sells residential mortgage loans require the Corporation to deliver various documents to the investor or its document custodian. Although these loans are primarily sold on a non-recourse basis, the Corporation may be obligated to repurchase residential mortgage loans where required documents are not delivered or are defective. Investors may require the immediate repurchase of a mortgage loan when an early payment default discovered in an underwriting review reveals significant underwriting deficiencies, even if the mortgage loan has subsequently been brought current. As of March 31, 2013, there were no pending repurchase requests related to representation and warranty provisions.

Composition of Loan Portfolio

The following table sets forth the composition of the Corporation’s loan portfolio, including net deferred fees and costs, at March 31, 2013 and December 31, 2012:

	March 31,	December 31,
	2013	2012
	(in thousands)
Commercial and industrial	$187,181	$181,682
Commercial real estate	501,563	497,392
Construction	35,163	40,277
Residential mortgage	154,757	169,094
Installment	589	1,104
Subtotal	879,253	889,549
Net deferred loan costs	134	123
Total loans	$879,387	$889,672

At March 31, 2013 and December 31, 2012, loans to executive officers and directors aggregated approximately $19,406,000 and $18,977,000, respectively. During the three months ended March 31, 2013, the Corporation made new loans and advances to executive officers and directors in the amount of $1,038,000. Payments by such persons during 2013 aggregated $609,000.

Management is of the opinion that the above loans were made on the same terms and conditions as those prevailing for comparable transactions with non-related borrowers.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At March 31, 2013 and December 31, 2012, loan balances of approximately $562.8 million and $532.8 million, respectively, were pledged to secure borrowings from the Federal Reserve Bank of New York and the Federal Home Loan Bank of New York.

The following table presents information about loan receivables on non-accrual status at March 31, 2013 and December 31, 2012:

Loans Receivable on Non-Accrual Status
	March 31, 2013	December 31, 2012
	(in thousands)
Commercial and industrial	$212	$214
Commercial real estate	354	354
Construction	—	319
Residential mortgage	1,999	2,729
Total loans receivable on non-accrual status	$2,565	$3,616

The amount of interest income that would have been recorded on non-accrual loans during the three months ended March 31, 2013 and the year ended December 31, 2012, had payments remained in accordance with the original contractual terms, was $33,000 and $187,000, respectively.

The Corporation continuously monitors the credit quality of its loans receivable. In addition to the internal staff, the Corporation utilizes the services of a third party loan review firm to rate the credit quality of its loans receivable. Credit quality is monitored by reviewing certain credit quality indicators. Assets classified “Pass” are deemed to possess average to superior credit quality, requiring no more than normal attention. Assets classified as “Special Mention” have generally acceptable credit quality yet possess higher risk characteristics/circumstances than satisfactory assets. Such conditions include strained liquidity, slow pay, stale financial statements, or other conditions that require more stringent attention from the lending staff. These conditions, if not corrected, may weaken the loan quality or inadequately protect the Corporation’s credit position at some future date. Assets are classified “Substandard” if the asset has a well defined weakness that requires management’s attention to a greater degree than for loans classified special mention. Such weakness, if left uncorrected, could possibly result in the compromised ability of the loan to perform to contractual requirements. An asset is classified as “Doubtful” if it is inadequately protected by the net worth and/or paying capacity of the obligor or of the collateral, if any, that secures the obligation. Assets classified as doubtful include assets for which there is a “distinct possibility” that a degree of loss will occur if the inadequacies are not corrected. All loans past due 90 days or more and all impaired loans are included in the appropriate category below. The following table presents information, excluding deferred costs, about the loan credit quality at March 31, 2013 and December 31, 2012:

Credit Quality Indicators
	March 31, 2013
	Pass	Special Mention	Substandard	Doubtful	Total
	(in thousands)
Commercial and industrial	$182,487	$3,145	$1,549	$—	$187,181
Commercial real estate	467,037	18,770	15,756	—	501,563
Construction	34,316	—	847	—	35,163
Residential mortgage	150,194	991	3,572	—	154,757
Installment	456	—	133	—	589
Total loans	$834,490	$22,906	$21,857	$—	$879,253

Credit Quality Indicators
	December 31, 2012
	Pass	Special Mention	Substandard	Doubtful	Total
	(in thousands)
Commercial and industrial	$176,818	$3,281	$1,583	$—	$181,682
Commercial real estate	462,266	18,945	16,181	—	497,392
Construction	38,303	810	1,164	—	40,277
Residential mortgage	163,769	993	4,332	—	169,094
Installment	967	—	137	—	1,104
Total loans	$842,123	$24,029	$23,397	$—	$889,549

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides an analysis of the impaired loans at March 31, 2013 and December 31, 2012:

	Three Months Ended March 31, 2013
	Recorded Investment	Unpaid Principal Balance	Related Allowance
No Related Allowance Recorded	(in thousands)
Commercial real estate	$1,500	$1,950	$—
Total	$1,500	$1,950	$—
With An Allowance Recorded
Commercial real estate	$4,180	$4,180	$474
Residential mortgage	1,214	1,214	111
Total	$5,394	$5,394	$585
Total
Commercial real estate	$5,680	$6,130	$474
Residential mortgage	1,214	1,214	111
Total (including related allowance)	$6,894	$7,344	$585

	Year Ended December 31, 2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance
No Related Allowance Recorded	(in thousands)
Commercial real estate	$1,500	$1,950	$—
Total	$1,500	1,950	$—
With An Allowance Recorded
Commercial real estate	$4,180	$4,180	$493
Residential mortgage	1,255	1,255	152
Total	$5,435	$5,435	$645
Total
Commercial real estate	$5,680	$6,130	$493
Residential mortgage	1,255	1,255	152
Total (including related allowance)	$6,935	$7,385	$645

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended March 31,2013		Three Months Ended March 31,2012
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Impaired loans with no related allowance recorded:

Commercial real estate	$1,500	$19	$2,105	$30
Total	$1,500	$19	$2,105	$30

Impaired loans with an allowance recorded:

Commercial real estate	$4,180	$34	$4,180	$35
Construction	—	—	3,044	—
Residential mortgage	1,249	10	4,469	26
Total	$5,429	$44	$11,693	$61

Total impaired loans:

Commercial real estate	$5,680	$53	$6,285	$65
Construction	—	—	3,044	—
Residential mortgage	1,249	10	4,469	26
Total	$6,929	$63	$13,798	$91

Included in impaired loans at March 31, 2013 are loans that are deemed troubled debt restructurings. Of these loans, $6.2 million, 90.8 percent of which are included in the tables above, are performing under the restructured terms and are accruing interest.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides an analysis of the aging of loans, excluding deferred fees and costs that are past due at March 31, 2013 and December 31, 2012:

Aging Analysis
	March 31, 2013
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Loans Receivable > 90 Days And Accruing
	(in thousands)
Commercial and Industrial	$7	$—	$212	$219	$186,962	$187,181	$—
Commercial Real Estate	780	—	354	1,134	500,429	501,563	—
Construction	—	—	—	—	35,163	35,163	—
Residential Mortgage	1,136	—	2,054	3,190	151,567	154,757	55
Installment	4	—	—	4	585	589	—
Total	$1,927	$—	$2,620	$4,547	$874,706	$879,253	$55

	December 31, 2012
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Loans Receivable > 90 Days And Accruing
	(in thousands)
Commercial and Industrial	$590	$—	$214	$804	$180,878	$181,682	$—
Commercial Real Estate	1,012	703	354	2,069	495,323	497,392	—
Construction	—	—	319	319	39,958	40,277	—
Residential Mortgage	2,017	628	2,784	5,429	163,665	169,094	55
Installment	23	—	—	23	1,081	1,104	—
Total	$3,642	$1,331	$3,671	$8,644	$880,905	$889,549	$55

The following table details the amount of loans receivable that are evaluated individually, and collectively, for impairment, and the related portion of the allowance for loan loss that is allocated to each loan portfolio segment:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Allowance for loan and lease losses
	March 31, 2013
	C & I	Comm R/E	Construction	Res Mtge	Installment	Unallocated	Total
	(in thousands)
Allowance for loan and lease losses:
Individually evaluated for impairment	$—	$474	$—	$111	$—	$—	$585
Collectively evaluated for impairment	2,083	4,879	284	1,267	103	1,031	9,647

Total	$2,083	$5,353	$284	$1,378	$103	$1,031	$10,232

Loans Receivable
Individually evaluated for impairment	$—	$5,680	$—	$1,214	$—	$—	$6,894
Collectively evaluated for impairment	183,956	475,743	33,766	135,280	461	—	829,206
Loans acquired with discounts related to credit quality	3,225	20,140	1,397	18,263	128	—	43,153
Total	$187,181	$501,563	$35,163	$154,757	$589	$—	$879,253

Allowance for loan and lease losses
	December 31, 2012
	C & I	Comm R/E	Construction	Res Mtge	Installment	Unallocated	Total
	(in thousands)
Allowance for loan and lease losses:
Individually evaluated for impairment	$—	$493	$—	$152	$—	$—	$645
Collectively evaluated for impairment	2,424	4,830	313	1,380	113	532	9,592
Total	$2,424	$5,323	$313	$1,532	$113	$532	$10,237

Loans Receivable
Individually evaluated for impairment	$—	$5,680	$—	$1,255	$—	$—	$6,935
Collectively evaluated for impairment	177,644	470,797	38,172	146,930	973	—	834,516
Loans acquired with discounts related to credit quality	4,038	20,915	2,105	20,909	131	—	48,098
Total	$181,682	$497,392	$40,277	$169,094	$1,104	$—	$889,549

The Corporation’s allowance for loan losses is analyzed quarterly. Many factors are considered, including growth in the portfolio, delinquencies, nonaccrual loan levels, and other factors inherent in the extension of credit. There have been no material changes to the allowance for loan loss methodology as disclosed in the Corporation’s Annual Report on Form 10-K as of and for the year ended December 31, 2012.

 A summary of the activity in the allowance for loan losses is as follows:

	Three Months Ended March 31, 2013
	C & I	Comm R/E	Construction	Res Mtge	Installment	Unallocated	Total
	(in thousands)
Balance at January 1,	$2,424	$5,323	$313	$1,532	$113	$532	$10,237

Charge offs	—	—	—	—	(6)	—	(6)

Recoveries	—	—	—	—	1	—	1

Provision	(341)	30	(29)	(154)	(5)	499	—

Balance at March 31,	$2,083	$5,353	$284	$1,378	$103	$1,031	$10,232

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended March 31, 2012
	C & I	Comm R/E	Construction	Res Mtge	Installment	Unallocated	Total
	(in thousands)
Balance at January 1,	$1,527	$5,972	$707	$1,263	$51	$82	$9,602

Charge offs	—	—	—	—	(3)	—	(3)

Recoveries	—	—	—	47	1	—	48

Provision	257	(96)	(70)	(76)	5	87	107

Balance at March 31,	$1,784	$5,876	$637	$1,234	$54	$169	$9,754

At March 31, 2013, there were no commitments to lend additional funds to borrowers whose loans were on non-accrual status or were contractually past due in excess of 90 days and still accruing interest, or whose terms have been modified in troubled debt restructurings.

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

The Corporation had no troubled debt restructurings during the three months ended March 31, 2013.

Loans modified in a troubled debt restructuring totaled $8.3 million at March 31, 2013 of which $1.5 million were on non-accrual status. The remaining loans modified were current at the time of the restructuring and have complied with the terms of their restructure agreement. At December 31, 2012, loans modified in a troubled debt restructuring totaled $8.3 million of which $1.5 million were on non-accrual status. The remaining loans modified were current at the time of the restructuring and have complied with the terms of their restructure agreement.

In an effort to proactively manage delinquent loans, the Corporation has selectively extended to certain borrowers concessions such as rate reductions, extension of maturity dates, principal or interest forgiveness, adjusted repayment terms, forbearance agreements, or combinations of two or more of these concessions. As of March 31, 2013, loans on which concessions were made with respect to adjusted repayment terms amounted to $1.6 million. Loans on which combinations of two or more concessions were made amounted to $6.7 million. The concessions granted included principal concessions, rate reduction, adjusted repayment, extended maturity and payment deferral.

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

The following information should not be interpreted as an estimate of the fair value of the entire Corporation since a fair value calculation is only provided for a limited portion of the Corporation’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Corporation’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Corporation’s assets measured at fair value on a recurring basis at March 31, 2013 and December 31, 2012.

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

Management primarily identifies investment securities which may have traded in illiquid or inactive markets by identifying instances of a significant decrease in the volume and frequency of trades, relative to historical levels, as well as instances of a significant widening of the bid-ask spread in the brokered markets. Investment securities that are deemed to have been trading in illiquid or inactive markets may require the use of significant unobservable inputs. For example, management may use quoted prices for similar investment securities in the absence of a liquid and active market for the securities being valued. As of March 31, 2013 and December 31, 2012, management made adjustments to prices provided by the third-party pricing service as a result of illiquid or inactive markets.

At March 31, 2013 and December 31, 2012, the Corporation’s pooled trust preferred security, ALESCO VII, was classified as Level 3. Market pricing for the Level 3 security varied widely from one pricing service to another based on the lack of trading. As such, the security was not considered to have readily observable market data that was accurate to support a fair value as prescribed by FASB ASC 820-10-05. The Corporation determined that significant adjustments using unobservable inputs are required to determine fair value at the measurement date.

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

The fair value of private label CMO as of March 31, 2013 and December 31, 2012 was determined by discounting the expected cash flows over the life of the security. The discount rate was determined by deriving a discount rate when the markets were considered more active for this type of security. To this estimated discount rate, additions were made for more liquid markets and increased credit risk as well as assessing the risks in the security, such as default risk and severity risk. However, the private label CMO had interruptions of its scheduled principal payments and the Corporation recorded a net settlement principal loss of $24,000 for the three months ended March 31, 2013, this security was sold at its book value on January 4, 2013.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

For financial assets and liabilities measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2013 and December 31, 2012 are as follows:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

		Fair Value Measurements at Reporting Date Using
Assets Measured at Fair Value on a Recurring Basis	March 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Federal agency obligations	$16,169	$—	$16,169	$—
Residential mortgage pass-through securities	51,514	—	51,514	—
Commercial mortgage pass-through securities	9,926	—	9,926	—
Obligations of U.S. states and political subdivisions	95,958	—	95,958	—
Trust preferred securities	20,788	—	20,744	44
Corporate bonds and notes	236,831	—	236,831	—
Asset-backed securities	19,595	1,465	18,130	—
Certificates of deposit	2,889	—	2,889	—
Equity securities	370	370	—	—
Other securities	3,964	3,964	—	—
Securities available-for-sale	$458,004	$5,799	$452,161	$44

		Fair Value Measurements at Reporting Date Using
Assets Measured at Fair Value on a Recurring Basis	December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
U.S. treasury and agency securities	$11,909	$11,909	$—	$—
Federal agency obligations	20,535	—	20,535	—
Residential mortgage pass-through securities	53,784	—	53,784	—
Commercial mortgage pass-through securities	9,969	—	9,969	—
Obligations of U.S. states and political subdivisions	107,714	469	107,245	—
Trust preferred securities	21,249	—	21,213	36
Corporate bonds and notes	237,405	—	237,405	—
Collateralized mortgage obligations	2,120	—	2,120	—
Asset-backed securities	19,742	—	19,742	—
Certificates of deposit	2,865	—	2,865	—
Equity securities	325	325	—	—
Other securities	9,198	9,198	—	—
Securities available-for-sale	$496,815	$21,901	$474,878	$36

The fair values used by the Corporation are obtained from an independent pricing service and represent either quoted market prices for the identical securities (Level 1 inputs) or fair values determined by pricing models using a market approach that considers observable market data, such as interest rate volatilities, LIBOR yield curve, credit spreads and prices from market makers and live trading systems (Level 2). The fair values of the obligations of states and political subdivisions and asset-backed securities measured at fair value using Level 1 inputs at March 31, 2013 and December 31, 2012 represented the purchase price of the securities since they were acquired near quarter-end March 31, 2013 and year-end 2012.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 The following tables present the changes in investment securities available-for-sale with significant unobservable inputs (Level 3) for the three months ended March 31, 2013 and 2012.

	Three Months Ended
	March 31,
	2013	2012
	(in thousands)
Balance, beginning of the period	$36	$2,115
Principal interest deferrals	14	34
Principal repayments	—	(58)
Total net unrealized (losses) gains	(6)	(128)
Balance, end of the period	$44	$1,963

For the three months ended March 31, 2013, there were no transfers of investment securities available-for-sale into or out of Level 1, Level 2, or Level 3 assets, except for securities purchased at the quarter end included in Level 1, representing purchase prices, which subsequently will be evaluated and placed in the appropriate Level depending on the observable inputs.

Assets Measured at Fair Value on a Non-Recurring Basis

For assets measured at fair value on a non-recurring basis, the fair value measurements used at March 31, 2013 and December 31, 2012 were as follows:

		Fair Value Measurements at Reporting Date Using
Assets Measured at Fair Value on a Non-Recurring Basis	March 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Impaired loans	$4,809	$—	$—	$4,809

		Fair Value Measurements at Reporting Date Using
Assets Measured at Fair Value on a Non-Recurring Basis	December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Impaired loans	$4,790	$—	$—	$4,790
Other real estate owned	1,300	—	—	1,300

The following methods and assumptions were used to estimate the fair values of the Corporation’s assets measured at fair value on a non-recurring basis at March 31, 2013 and December 31, 2012.

Impaired Loans. The value of an impaired loan is measured based upon the present value of expected future cash flows discounted at the loan’s effective interest rate, or the fair value of the collateral if the loan is collateral dependent. Smaller balance homogeneous loans that are collectively evaluated for impairment, such as residential mortgage loans and installment loans, are specifically excluded from the impaired loan portfolio. The Corporation’s impaired loans are primarily collateral dependent. Impaired loans are individually assessed to determine that each loan’s carrying value is not in excess of the fair value of the related collateral or the present value of the expected future cash flows. Impaired loans at March 31, 2013 that required a valuation allowance were $5,394,000 with a related valuation allowance of $585,000 compared to $5,435,000 with related valuation allowance of $645,000 at December 31, 2012. Impaired loans of $1,500,000 and $1,500,000 had no recorded valuation allowance for March 31, 2013 and December 31, 2012, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Loans Held-for-Sale. Fair value is estimated using the prices of the Corporation’s existing commitments to sell such loans and/or the quoted market price for commitment to sell similar loans.

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

Non Interest-Bearing Deposits. The fair value for non interest-bearing deposits is equal to the amount payable on demand at the reporting date.

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

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Corporation’s financial instruments as of March 31, 2013 and December 31, 2012.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

			Fair Value Measurements
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
March 31, 2013
Financial assets
Cash and due from banks	$116,755	$116,755	$116,755	$—	$—
Investment securities available-for-sale	458,004	458,004	5,799	452,161	44
Investment securities held-to-maturity	78,212	81,921	—	81,921	—
Restricted investment in bank stocks	8,966	8,966	—	8,966	—
Loans held for sale	774	774	774	—	—
Net loans	869,155	881,942	—	—	881,942
Accrued interest receivable	6,423	6,423	—	3,968	2,455

Financial liabilities
Non interest-bearing deposits	213,794	213,794	—	213,794	—
Interest-bearing deposits	1,068,429	1,069,556	—	1,069,556	—
Long-term borrowings	146,000	161,714	—	161,714	—
Subordinated debentures	5,155	5,032	—	5,032	—
Accrued interest payable	881	881	—	881	—

December 31, 2012
Financial assets
Cash and due from banks	$104,134	$104,134	$104,134	$—	$—
Interest bearing deposits with banks	2,004	2,004	2,004	—	—
Investment securities available-for-sale	496,815	496,815	21,901	474,878	36
Investment securities held-to-maturity	58,064	62,431	—	62,431	—
Restricted investment in bank stocks	8,964	8,964	—	8,964	—
Loans held for sale	1,491	1,491	1,491	—	—
Net loans	879,435	897,030	—	—	897,030
Accrued interest receivable	6,849	6,849	—	4,465	2,384

Financial liabilities
Non interest-bearing deposits	215,071	215,071	—	215,071	—
Interest-bearing deposits	1,091,851	1,092,822	—	1,092,822	—
Long-term borrowings	146,000	162,992	—	162,992	—
Subordinated debentures	5,155	5,046	—	5,046	—
Accrued interest payable	874	874	—	874	—

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

At March 31, 2013 and December 31, 2012, the net investment in direct financing lease consists of a minimum lease receivable of $4,645,000 and $4,699,000, respectively, and unearned interest income of $879,000 and $928,000, respectively, for a net investment in direct financing lease of $3,766,000 and $3,771,000, respectively. The net investment in direct financing lease is carried as a component of loans in the Corporation’s consolidated statements of condition.

Minimum future lease receipts of the direct financing lease are as follows:

March 31, 2013
For years ending December 31,	(in thousands)
2013	$162
2014	216
2015	228
2016	265
2017	265
Thereafter	2,630
Total minimum future lease receipts	$3,766

  Note 10.  Components of Net Periodic Pension Cost

The Corporation maintained a non-contributory pension plan for substantially all of its employees until September 30, 2007, at which time the Corporation froze its defined benefit pension plan. The following table sets forth the net periodic pension cost of the Corporation’s pension plan for the periods indicated.

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Interest cost	$132	$143
Net amortization and deferral	(2)	(30)
Net periodic pension cost	$130	$113

Contributions

The Corporation presently estimates it will contribute $450,000 to its Pension Trust for the 2013 plan year.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11.  Income Taxes

For the three months ended March 31, 2013, the Corporation recorded income tax expense of $1.8 million, compared with a $2.2 million income tax expense for the three months ended March 31, 2012. The effective tax rates for the three-month periods ended March 31, 2013 and 2012 were 26.3 percent and 33.7 percent, respectively.

Note 12.  Borrowed Funds

Short-Term Borrowings

Short-term borrowings, which consist primarily of securities sold under agreements to repurchase, Federal Home Loan Bank (“FHLB”) advances and federal funds purchased, generally have maturities of less than one year. The details of these short-term borrowings are presented in the following table.

	March 31, 2013	March 31, 2012
	(dollars in thousands)
Average interest rate:
At quarter end	—%	—%
For the quarter	0.21%	0.13%
Average amount outstanding during the quarter	$333	$220
Maximum amount outstanding at any month end in the quarter	$—	$—
Amount outstanding at quarter end	$—	$—

Long-Term Borrowings

Long-term borrowings, which consist primarily of FHLB advances and securities sold under agreements to repurchase, totaled $146.0 million at March 31, 2013 and mature within four to eight years. The FHLB advances are secured by pledges of certain collateral, including but not limited to U.S. government and agency mortgage-backed securities and a blanket assignment of qualifying first lien mortgage loans, consisting of both residential mortgages and commercial real estate loans.

At March 31, 2013, FHLB advances had a weighted average interest rate of 3.44 percent and are contractually scheduled for repayment as follows:

March 31, 2013
(in thousands)
2016	20,000
Thereafter	95,000
Total	$115,000

The Corporation has entered into agreements under which it has sold securities subject to an obligation to repurchase the same or similar securities. Under these arrangements, the Corporation may transfer legal control over the assets but still retain effective control through an agreement that both entitles and obligates the Corporation to repurchase the assets. The obligation to repurchase the securities is reflected as a liability in the Corporation’s consolidated statement of condition, while the securities underlying the securities sold under agreements to repurchase remain in the respective asset accounts and are delivered to and held as collateral by third party trustees. At March 31, 2013, securities sold under agreements to repurchase had a weighted average interest rate of 5.90 percent and are contractually scheduled for repayment as follows:

March 31, 2013
(in thousands)
After 2016	$31,000
Total	$31,000

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

The subordinated debentures are redeemable in whole or part prior to maturity on January 23, 2034. The floating interest rate on the subordinated debentures is three-month LIBOR plus 2.85 percent and resets quarterly. The rate at March 31, 2013 was 3.15 percent.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this analysis is to provide the reader with information relevant to understanding and assessing the Corporation’s results of operations for the periods presented herein and financial condition as of March 31, 2013 and December 31, 2012. In order to fully understand this analysis, the reader is encouraged to review the consolidated financial statements and accompanying notes thereto appearing elsewhere in this report.

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

Fair Value of Investment Securities

FASB ASC 820-10-35 clarifies the application of the provisions of FASB ASC 820-10-05 in an inactive market and how an entity would determine fair value in an inactive market. The Corporation applied the guidance in FASB ASC 820-10-35 when determining fair value for the Corporation’s private label collateralized mortgage obligations, pooled trust preferred securities and single name corporate trust preferred securities. See Note 8 of the Notes to Consolidated Financial Statements for further discussion.

FASB ASC 820-10-65 provides additional guidance for estimating fair value in accordance with FASB ASC 820-10-05 when the volume and level of activity for the asset or liability have significantly decreased. This ASC also includes guidance on identifying circumstances that indicate a transaction is not orderly.

Goodwill

The Corporation adopted the provisions of FASB ASC 350-10, which requires that goodwill be reported separate from other intangible assets in the Consolidated Statements of Condition and not be amortized but rather tested for impairment annually or more frequently if impairment indicators arise. No impairment charge was deemed necessary for the three months ended March 31, 2013 and 2012.

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

Earnings

Net income available to common stockholders for the three months ended March 31, 2013 amounted to $4,868,000 compared to $4,090,000 for the comparable three-month period ended March 31, 2012. The Corporation recorded earnings per diluted common share of $0.30 for the three months ended March 31, 2013 as compared with earnings of $0.25 per diluted common share for the same three months in 2012. Dividends relating to the preferred stock issued to the U.S. Treasury reduced earnings by approximately $0.003 and $0.009 per fully diluted common share for the three month periods ended March 31, 2013 and 2012, respectively. The annualized return on average assets was 1.23 percent for the three months ended March 31, 2013, compared to 1.16 percent for three months ended March 31, 2012. The annualized return on average stockholders’ equity was 12.09 percent for the three-month period ended March 31, 2013, compared to 12.05 percent for the three months ended March 31, 2012.

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

Net Interest Income

(tax-equivalent basis)

	Three Months Ended March 31, 2013
			Increase	Percent
(dollars in thousands)	2013	2012	(Decrease)	Change
Interest income:
Investment securities AFS	$3,889	$3,576	$313	8.75%
Investment securities HTM	762	729	33	4.53
Loans, including net costs	9,923	9,385	538	5.73
Restricted investment in bank stocks, at cost	108	121	(13)	(10.74)
Other interest-bearing deposits	2	—	2	—
Total interest income	14,684	13,811	873	6.32
Interest expense:
Time deposits $100 or more	239	252	(13)	(5.16)
All other deposits	1,045	1,156	(111)	(9.60)
Borrowings	1,450	1,642	(192)	(11.69)
Total interest expense	2,734	3,050	(316)	(10.36)
Net interest income on a fully tax-equivalent basis	11,950	10,761	1,189	11.05
Tax-equivalent adjustment (1)	(580)	(416)	(164)	39.42
Net interest income	$11,370	$10,345	$1,025	9.91%

(1)	Computed using a federal income tax rate of 35 percent for 2013 and 2012.

Net interest income on a fully tax-equivalent basis increased $1.2 million or 11.1 percent to $12.0 million for the three months ended March 31, 2013 as compared to the same period in 2012. For the three months ended March 31, 2013, the net interest margin contracted 8 basis points to 3.31 percent from 3.39 percent during the three months ended March 31, 2012. For the three months ended March 31, 2013, a decrease in the average yield on interest-earning assets of 28 basis points was partially offset by a decrease in the average cost of interest-bearing liabilities of 17 basis points, resulting in a decrease in the Corporation’s net interest spread of 11 basis points for the period. Net interest margin compression during the first quarter period of 2013, occurred primarily as result of a high liquidity pool carried during the quarter. This, coupled with a continued high level of prepayment speeds on mortgage-backed securities in the investment portfolio and a high level of loan modifications during the quarter, dampened other actions (including a growth in the Corporation’s customer base and enhancement the Corporation’s liquidity position, effected while the Company increased its earning assets base) taken to improve the margin.

For the three-month period ended March 31, 2013, interest income on a tax-equivalent basis increased by $873,000 or 6.3 percent compared to the same three-month period in 2012. This increase in interest income was due primarily to a volume increase in investment securities and loans partially offset by a decline in yields due to the lower interest rate environment. Average investment securities volume increased during the current three-month period by $53.4 million, to $559.6 million, compared to the first quarter of 2012. The loan portfolio increased on average $118.1 million, to $873.9 million, from an average of $755.8 million in the same quarter in 2012, reflecting net increases in commercial loans and commercial real estate related sectors of the loan portfolio. Average loans represented approximately 60.5 percent of average interest-earning assets during the first quarter of 2013 compared to 59.5 percent in the same quarter in 2012.

For the three months ended March 31, 2013, interest expense decreased $316,000, or 10.4 percent from the same period in 2012. The average rate of interest-bearing liabilities decreased 17 basis points to 0.90 percent for the three months ended March 31, 2013, from 1.07 percent for the three months ended March 31, 2012. At the same time, the volume of average interest-bearing liabilities increased by $69.4 million. This increase was primarily in money market, savings, and other interest-bearing deposits of $58.3 million, $12.8 million and $38.5 million, respectively, and was partially offset by decreases in borrowings of $14.9 million and time deposits of $25.3 million. Since 2009 steps have been taken to improve the Corporation’s net interest margin by allowing the runoff of certain high rate deposits and to position the Corporation for further high-costing cash outflows. The result of these actions, together with the reduction in market interest rates, has been a decline in the Corporation’s average cost of funds. For the three months ended March 31, 2013, the Corporation’s net interest spread on a tax-equivalent basis decreased to 3.17 percent, from 3.28 percent for the three months ended March 31, 2012.

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

Analysis of Variance in Net Interest Income Due to Changes in Volume and Rates

	Three Months Ended March 31, 2013 and 2012 Increase (Decrease) Due to Change in:
(tax-equivalent basis, in thousands)	Average Volume	Average Rate	Net Change

Interest-earning assets:
Investment securities:
Available-for-sale
Taxable	$201	$(180)	$21
Tax-exempt	374	(82)	292
Held-to-maturity
Taxable	(207)	65	(142)
Tax-exempt	233	(58)	175
Total investment securities	601	(255)	346
Loans	1,385	(847)	538
Restricted investment in bank stocks	(3)	(10)	(13)
Other interest bearing deposits	2	—	2
Total interest-earning assets	1,985	(1,112)	873

Interest-bearing liabilities:
Money market deposits	65	(58)	7
Savings deposits	13	(44)	(31)
Time deposits	67	(161)	(94)
Other interest-bearing deposits	40	(46)	(6)
Total interest-bearing deposits	185	(309)	(124)
Borrowings and subordinated debentures	(145)	(47)	(192)
Total interest-bearing liabilities	40	(356)	(316)
Change in net interest income	$1,945	$(756)	$1,189

The following tables, “Average Statements of Condition with Interest and Average Rates”, present for the three months ended March 31, 2013 and 2012, the Corporation’s average assets, liabilities and stockholders’ equity. The Corporation’s net interest income, net interest spread and net interest margin are also reflected.

Average Statements of Condition with Interest and Average Rates

	Three Months Ended March 31,
	2013			2012
(tax-equivalent basis)	Average Balance	Interest Income/ Expense	Average Rate	Average Balance	Interest Income/ Expense	Average Rate
	(dollars in thousands)
Assets
Interest-earning assets:
Investment securities (1) :
Available-for-sale
Taxable	$399,356	$2,827	2.83%	$371,766	$2,806	3.02%
Tax-exempt	94,903	1,062	4.48	62,110	770	4.96
Held-to-maturity
Taxable	18,871	168	3.56	43,693	310	2.84
Tax-exempt	46,507	594	5.11	28,708	419	5.84
Total investment securities	559,637	4,651	3.32	506,277	4,305	3.40
Loans (2)	873,916	9,923	4.54	755,813	9,385	4.97
Restricted investment in bank stocks	8,964	108	4.82	9,233	121	5.24
Other interest-bearing deposits	1,425	2	0.56	—	—	—
Total interest-earning assets	1,443,942	14,684	4.07	1,271,323	13,811	4.35
Non interest-earning assets:
Cash and due from banks	88,263			122,191
Bank-owned life insurance	34,896			29,049
Intangible assets	16,855			16,897
Other assets	30,264			31,494
Allowance for loan losses	(10,229)			(9,683)
Total non interest-earning assets	160,049			189,948
Total assets	$1,603,991			$1,461,271
Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Money market deposits	$383,176	$398	0.42%	$324,924	$391	0.48%
Savings deposits	196,803	163	0.33	183,965	194	0.42
Time deposits	178,650	430	0.96	203,984	524	1.03
Other interest-bearing deposits	302,632	293	0.39	264,085	299	0.45
Total interest-bearing deposits	1,061,261	1,284	0.48	976,958	1,408	0.58
Short-term and long-term borrowings	146,333	1,411	3.86	161,220	1,600	3.97
Subordinated debentures	5,155	39	3.03	5,155	42	3.26
Total interest-bearing liabilities	1,212,749	2,734	0.90	1,143,333	3,050	1.07
Non interest-bearing liabilities:
Demand deposits	212,860			167,921
Other liabilities	15,529			9,606
Total non interest-bearing liabilities	228,389			177,527
Stockholders’ equity	162,853			140,411
Total liabilities and stockholders’ equity	$1,603,991			$1,461,271
Net interest income (tax-equivalent basis)		11,950			10,761
Net interest spread			3.17%			3.28%
Net interest margin (3)			3.31%			3.39%
Tax-equivalent adjustment (4)		(580)			(416)
Net interest income		$11,370			$10,345

(1)	Average balances are based on amortized cost.
(2)	Average balances include loans on non-accrual status.
(3)	Represents net interest income as a percentage of total average interest-earning assets.
(4)	Computed using a federal income tax rate of 35 percent for 2013 and 2012.

Investment Portfolio

At March 31, 2013, the principal components of the investment securities portfolio were U.S. Government agency obligations, federal agency obligations including mortgage-backed securities, obligations of U.S. states and political subdivisions, corporate bonds and notes, trust preferred securities, asset backed securities and equity securities.

During the three months ended March 31, 2013, approximately $45.0 million in investment securities were sold from the available-for-sale portfolio. The cash flow from the sale of investment securities was primarily used to purchase new securities. The Corporation’s sales from its available-for-sale investment portfolio reflect continued volatility present in the market. Given the historic low interest rates prevalent in the market, it is necessary for the Corporation to protect itself from interest rate exposure. Securities that once appeared to be sound investments can, after changes in the market, become securities that the Corporation must sell in order to avoid losses and mismatches of interest-earning assets and interest-bearing liabilities.

For the three months ended March 31, 2013, average investment securities increased $53.4 million to approximately $559.6 million, or 38.8 percent of average interest-earning assets, from $506.3 million on average, or 39.8 percent of average interest-earning assets, for the comparable period in 2012. This increase reflects, in part, the acquisition of $37.1 million of investment securities from Saddle River Valley Bank on August 1, 2012.

During the three-month period ended March 31, 2013, the volume-related factors applicable to the investment portfolio increased interest income by approximately $601,000 while rate-related changes resulted in a decrease in interest income of approximately $255,000 from the same period in 2012. The tax-equivalent yield on investments decreased by 8 basis points to 3.32 percent from a yield of 3.40 percent during the comparable period in 2012. A 14 basis point decrease in taxable yield was partially offset by an increase in the purchase of tax exempt municipal securities during the period.

For the three months ended March 31, 2013, the Corporation recorded principal losses of $24,000 on a variable rate CMO, which was sold. See Note 6 of the Notes to the Consolidated Financial Statements for further discussion.

At March 31, 2013, net unrealized gains on investment securities available-for-sale, which are carried as a component of accumulated other comprehensive income and included in stockholders’ equity, net of tax, amounted to $14.6 million as compared with net unrealized gains of $14.4 million at December 31, 2012. At March 31, 2013, the net unrealized gains on investment securities held-to-maturity that were transferred from securities available-for-sale, are carried, net of tax, as a component of accumulated other comprehensive income and included in stockholders’ equity. The gross unrealized losses associated with agency securities and federal agency obligations, mortgage-backed securities, corporate bonds and tax-exempt securities are not considered to be other than temporary because their unrealized losses are related to changes in interest rates and do not affect the expected cash flows of the underlying collateral or issuer.

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

At March 31, 2013, total loans amounted to $879.4 million, a decrease of $10.3 million or 1.2 percent as compared to December 31, 2012. For the three-month period ended March 31, 2013, growth of $5.0 million and $3.1 million in the commercial and industrial and commercial real estate portfolios offset by decreases of $13.1 million in residential mortgage loans, $5.1 million in the construction portfolio and $126,000 in the installment loan portfolio. Total gross loans recorded in the quarter included $64.1 million of new loans and advances, offset by payoffs and principal payments of $74.2 million.

At March 31, 2013, the Corporation had $50.7 million in outstanding loan commitments which are expected to fund over the next 90 days.

Average total loans increased $118.1 million or 15.6 percent for the three months ended March 31, 2013 as compared to the same period in 2012, while the average yield on loans decreased by 43 basis points as compared with the same period in 2012. The decrease in the average yield on loans was primarily the result of lower market interest rates on the repricing of existing loans and the origination of new loans. The increase in average total loan volume was due primarily to increased customer activity and new lending relationships. The volume increase also reflects the acquisition of $52.2 million of loans from Saddle River Valley Bank on August 1, 2012. The volume-related factors during the period contributed increased interest income of $1.385 million, while the rate-related changes decreased interest income by $847,000.

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

At March 31, 2013, the level of the allowance was $10,232,000 as compared to $10,237,000 at December 31, 2012. Provisions to the allowance for the three-month period ended March 31, 2013 totaled $0 compared to $107,000 for the same period in 2012. The net charge offs were $5,000 for the three months ended March 31, 2013 compared to $45,000 in net recoveries for the three months ended March 31, 2012. The allowance for loan losses as a percentage of total loans amounted to 1.16 percent at March 31, 2013 compared to 1.15 percent at December 31, 2012.

The level of the allowance for the respective periods of 2013 and 2012 reflects the credit quality within the loan portfolio, the loan volume recorded during the periods, the changing composition of the commercial and residential real estate loan portfolios and other related factors. In management’s view, the level of the allowance at March 31, 2013 is adequate to cover losses inherent in the loan portfolio. Management’s judgment regarding the adequacy of the allowance constitutes a “Forward-Looking Statement” under the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from management’s analysis, based principally upon the factors considered by management in establishing the allowance.

Changes in the allowance for loan losses are presented in the following table for the periods indicated.

	Three Months Ended March 31,
	2013	2012
	(dollars in thousands)
Average loans for the period	$873,916	$755,813
Total loans at end of period	879,387	790,622

Analysis of the Allowance for Loan Losses:
Balance — beginning of year	$10,237	$9,602
Charge-offs:
Installment loans	(6)	(3)
Total charge-offs	(6)	(3)
Recoveries:
Residential mortgage loans	—	47
Installment loans	1	1
Total recoveries	1	48
Net recoveries (charge-offs)	(5)	45
Provision for loan losses	—	107
Balance — end of period	$10,232	$9,754
Ratio of net (recoveries) charge-offs during the period to average loans during the period (1)	N/M	(0.02)%
Allowance for loan losses as a percentage of total loans	1.16%	1.23%

(1)	Annualized. N/M – not meaningful.

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

	March 31, 2013	December 31, 2012
	(in thousands)
Non-accrual loans	$2,565	$3,616
Accruing loans past due 90 days or more	55	55
Total non-performing loans	2,620	3,671
Other real estate owned	1,536	1,300
Total non-performing assets	$4,156	$4,971
Troubled debt restructured loans — performing	$6,786	$6,813

At March 31, 2013, non-performing assets totaled $4.2 million, or 0.26 percent of total assets, as compared with $8.7 million, or 0.59 percent, at March 31, 2012 and $5.0 million, or 0.31 percent, at December 31, 2012. The decrease from March 31, 2012 reflects the ability to satisfactorily work out the problem loans that exist. The largest component of the remaining non-accrual loans is comprised of one relationship totaling $639,000, or 24.9 percent of the total, secured by senior liens on a residential property, located in Morris County, New Jersey. This loan has been restructured and is performing and it is anticipated that it will be returned to a performing status in the second quarter of 2013. The remaining loans are primarily residential properties and are in the process of being worked out. Subsequent to March 31, 2013, a commercial property with a recorded value of $129,000 was resolved with no further loss to its recorded value.

The Corporation held $1.5 million in other real estate owned at March 31, 2013 and $1.3 million at December 31, 2012, respectively.

Troubled debt restructured loans totaled $8.3 million at March 31, 2013 and $8.3 million at December 31, 2012. A total of $6.79 million and $6.81 million of troubled debt restructured loans were performing pursuant to the terms of their respective modifications at March 31, 2013 and December 31, 2012, respectively.

Overall credit quality in the Bank’s loan portfolio at March 31, 2013 remained relatively strong. Other known “potential problem loans” (as defined by SEC regulations), some of which are non-performing loans and are included in the table above, as of March 31, 2013 have been identified and internally risk-rated as assets specially mentioned or substandard. Such loans amounted to $44.8 million and $47.4 million at March 31, 2013 and December 31, 2012, respectively. The improvement in credit quality occurred as the commercial and industrial loans decreased $136,000 in special mention and $34,000 in the substandard category. Commercial real estate loans decreased $175,000 in special mention and decreased $425,000 in the substandard category. Residential mortgage loans decreased $2,000 in special mention and decreased in the substandard category by $760,000. Construction loans decreased $810,000 in the special mention category and decreased $317,000 in the substandard category. Installment loans decreased $4,000 in the substandard category. These loans are considered potential problem loans due to a variety of changing conditions affecting the credits, including general economic conditions and/or conditions applicable to the specific borrowers. The Corporation has no foreign loans.

 At March 31, 2013, other than the loans set forth above, the Corporation is not aware of any loans which present serious doubts as to the ability of its borrowers to comply with present loan repayment terms and which are expected to fall into one of the categories set forth in the tables or descriptions above.

Other Income

The following table presents the principal categories of other income for the periods indicated.

	Three Months Ended March 31,
			Increase	Percent
(dollars in thousands)	2013	2012	(Decrease)	Change
Service charges, commissions and fees	$406	$446	$(40)	(8.97)%
Annuities and insurance commission	100	44	56	127.27
Bank-owned life insurance	565	251	314	125.10
Net investment securities gains	319	937	(618)	(65.96)
Loan related fees	139	110	29	26.36
Net gains on sales of loans held for sale	138	126	12	9.52
All other	178	41	137	334.15
Total other income	$1,845	$1,955	$(110)	(5.63)%

For the three months ended March 31, 2013, total other income amounted to $1.8 million, compared to total other income of $2.0 million for the same period in 2012. The decrease of $110,000 for the three months ended March 31, 2013 was primarily as a result of a reduction in net investment securities gains (decreasing to $319,000 for the three months ended March 31, 2013 from net investment gains of $937,000 for the same period last year). Excluding net investment securities gains, the Corporation recorded total other income of $1.5 million for the three months ended March 31, 2013, compared to $1.0 million for the three months ended March 31, 2012. This increase reflected increases of $56,000 in annuity and insurance commissions, $314,000 in bank-owned life insurance including $291,000 in death benefits, $29,000 in loan related fees, $12,000 in net gain on sales of loans held for sale, and $137,000 in all other, including loan purchase accounting benefits on paid off loans of $98,000, offset by a $40,000 decrease in service charges, commissions and fees.

Other Expense

The following table presents the principal categories of other expense for the periods indicated.

	Three Months Ended March 31,
			Increase	Percent
(dollars in thousands)	2013	2012	(Decrease)	Change
Salaries and employee benefits	$3,490	$3,118	$372	11.93%
Occupancy and equipment	906	700	206	29.43
FDIC insurance	313	299	14	4.68
Professional and consulting	219	246	(27)	(10.98)
Stationery and printing	85	84	1	1.19
Marketing and advertising	101	31	70	225.81
Computer expense	353	353	—	—
Other real estate owned, net	19	62	(43)	(69.35)
All other	1,052	914	138	15.10
Total other expense	$6,538	$5,807	$731	12.59%

For the three months ended March 31, 2013, total other expense increased $731,000, or 12.6 percent, from the comparable three months ended March 31, 2012. This was primarily attributable to increases in salaries and employee benefits of $372,000, occupancy and equipment of $206,000, FDIC insurance of $14,000, marketing and advertising of $70,000, and all other of $138,000.

Salaries and employee benefits expense for the quarter ended March 31, 2013 increased $372,000 or 11.9 percent over the comparable period in the prior year. These increases were primarily due to additions to staff including the Saddle River Valley Bank acquisition and Englewood New Jersey branch, merit increases and higher benefit costs. Full-time equivalent staffing levels were 173 at March 31, 2013 and 170 at March 31, 2012.

Occupancy and equipment expense for the quarter ended March 31, 2013 increased $206,000, or 29.4 percent, from the comparable three-month period in 2012. The increase for the quarter was primarily attributable to higher rent expense of $94,000 and building and equipment expenses of $98, 000.

FDIC insurance expense increased $14,000, or 4.7 percent, for the three months ended March 31, 2013 compared to the same period in 2012. The increase was caused by a new assessment formula.

Marketing and advertising expense increased $70,000 or 225.8 percent for the three months ended March 31, 2013 compared to the same period in 2012. The increase was caused by increased print and other media expense due to Englewood Banking Center, loan product promotion and private banking wealth management promotion.

 Professional and consulting expense for the three months ended March 31, 2013 decreased $27,000 or 11.0 percent compared to the comparable quarter of 2012, reflecting lower expenses related to loan workout.

All other expense for the three months ended March 31, 2013 increased $138,000, or 15.1 percent, compared to the same quarter of 2012.

Provision for Income Taxes

For the quarter ended March 31, 2013, the Corporation recorded income tax expense of $1.8 million, compared with $2.2 million of income tax expense for the quarter ended March 31, 2012. The effective tax rates for the quarterly periods ended March 31, 2013 and 2012 were 26.3 percent and 33.7 percent, respectively. The lower effective tax rate in the first quarter of 2013 was primarily due to the formation of a tax advantaged subsidiary in the fourth quarter of 2012 and a higher level of tax advantaged revenues from tax exempt investment securities and bank-owned life insurance.

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

At March 31, 2013, the Corporation reflected a positive interest sensitivity gap with an interest sensitivity ratio of 1.78:1.00 at the cumulative one-year position. Based on management’s perception of interest rates remaining low through 2013, emphasis has been, and is expected to continue to be, placed on controlling liability costs while extending the maturities of liabilities in order to insulate the net interest spread from rising interest rates in the future. However, no assurance can be given that this objective will be met.

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

At March 31, 2013, the Parent Corporation had $501,000 in cash and short-term investments compared to $629,000 at December 31, 2012. Expenses at the Parent Corporation are moderate and management believes that the Parent Corporation presently has adequate liquidity to fund its obligations.

Certain provisions of long-term debt agreements, primarily subordinated debt, prevent the Corporation from creating liens on, disposing of or issuing voting stock of subsidiaries. As of March 31, 2013, the Corporation was in compliance with all covenants and provisions of these agreements.

Deposits

Total deposits decreased to $1.28 billion at March 31, 2013 from $1.31 billion at December 31, 2012. Total non interest-bearing deposits decreased from $215.1 million at December 31, 2012 to $213.8 million at March 31, 2013, a decrease of $1.3 million or 0.59 percent. Interest-bearing demand, savings and time deposits under $100,000 decreased $12.3 million to a total of $968.7 million at March 31, 2013 as compared to $981.0 million at December 31, 2012. Time deposits $100,000 and over decreased $11.1 million as compared to year-end 2012 primarily due to an outflow of municipal certificates of deposit. Time deposits $100,000 and over represented 7.8 percent of total deposits at March 31, 2013 compared to 8.5 percent at December 31, 2012.

Core Deposits

The Corporation derives a significant proportion of its liquidity from its core deposit base. Total demand deposits, savings and money market accounts of $1.13 billion at March 31, 2013 decreased by $12.5 million, or 1.1 percent, from December 31, 2012. At March 31, 2013, total demand deposits, savings and money market accounts were 88.2 percent of total deposits compared to 87.5 percent at year-end 2012. Alternatively, the Corporation uses a more stringent calculation for the management of its liquidity positions internally, which calculation consists of total demand, savings accounts and money market accounts (excluding money market accounts greater than $100,000 and time deposits) as a percentage of total deposits. This number increased by $4.0 million, or 0.57 percent, from $699.9 million at December 31, 2012 to $703.9 million at March 31, 2013 and represented 54.9 percent of total deposits at March 31, 2013 as compared with 53.6 percent at December 31, 2012.

The Corporation continues to place the main focus of its deposit gathering efforts in the maintenance, development, and expansion of its core deposit base. Management believes that the emphasis on serving the needs of our communities will provide a long term relationship base that will allow the Corporation to efficiently compete for business in its market. The success of this strategy is reflected in the growth of the demand, savings and money market balances during the first quarter of 2013.

The following table depicts the Corporation’s core deposit mix at March 31, 2013 and December 31, 2012 based on the Corporation’s alternative calculation:

	March 31, 2013		December 31, 2012		Dollar Change
	Amount	Percentage	Amount	Percentage	2013 vs. 2012
	(dollars in thousands)
Non interest-bearing demand	$213,794	30.4%	$215,071	30.7%	$(1,277)
Interest-bearing demand	207,427	29.5	217,922	31.1	(10,495)
Regular savings	110,942	15.8	110,896	15.8	46
Money market deposits under $100	171,700	24.4	156,009	22.3	15,691
Total core deposits	$703,863	100.0%	$699,898	100.0%	$3,965

Total deposits	$1,282,223		$1,306,922		$(24,699)
Core deposits to total deposits		54.9%		53.6%

Borrowings

Short-Term Borrowings

Short-term borrowings, which consist primarily of securities sold under agreements to repurchase, Federal Home Loan Bank (“FHLB”) advances and federal funds purchased, generally have maturities of less than one year. The details of these short-term borrowings are presented in the following table.

March 31, 2013
(dollars in thousands)
Average interest rate:
At quarter end	—%
For the quarter	0.21%
Average amount outstanding during the quarter	$333
Maximum amount outstanding at any month end in the quarter	$—
Amount outstanding at quarter end	$—

Long-Term Borrowings

Long-term borrowings, which consist primarily of FHLB advances and securities sold under agreements to repurchase, totaled $146.0 million at March 31, 2013 and December 31, 2012, and mature within three to eight years. The FHLB advances are secured by pledges of certain collateral, including but not limited to U.S. government and agency mortgage-backed securities and a blanket assignment of qualifying first lien mortgage loans, consisting of both residential mortgages and commercial real estate loans. At March 31, 2013, FHLB advances and securities sold under agreements to repurchase had weighted average interest rates of 3.44 percent and 5.90 percent, respectively.

Subordinated Debentures

On December 19, 2003, Center Bancorp Statutory Trust II, a statutory business trust and wholly-owned subsidiary of Center Bancorp, Inc., issued $5.0 million of MMCapS capital securities to investors due on January 23, 2034. The trust loaned the proceeds of this offering to the Corporation and received in exchange $5.2 million of the Parent Corporation’s subordinated debentures. The subordinated debentures are redeemable in whole or part. The floating interest rate on the subordinated debentures is three-month LIBOR plus 2.85 percent and reprices quarterly. The rate at March 31, 2013 was 3.15 percent. The capital securities qualify as Tier 1 capital for regulatory capital purposes.

Cash Flows

The Consolidated Statements of Cash Flows present the changes in cash and cash equivalents resulting from the Corporation’s operating, investing and financing activities. During the three months ended March 31, 2013, cash and cash equivalents increased by $10.6 million over the balance at December 31, 2012. Net cash of $8.2 million was provided by operating activities, primarily, net income as adjusted to net cash. Net income of $4.9 million was adjusted principally by net gains on sales of investment securities of $0.3 million, amortization of premiums and accretion of discounts on investment securities net of $1.0 million, a decrease in prepaid FDIC insurance assessments of $286,000, a decrease in other assets of $0.9 million and an increase in other liabilities of $609,000. Net cash provided by investing activities amounted to approximately $28.1 million, primarily reflecting a net decrease in loans of $10.0 million and a net decrease in investment securities of $17.6 million. Net cash of $25.6 million was used in financing activities, primarily from the decrease in deposits of $24.7 million and the funding of dividends.

Stockholders’ Equity

Total stockholders’ equity amounted to $164.8 million, or 10.2 percent of total assets, at March 31, 2013, compared to $160.7 million or 9.9 percent of total assets at December 31, 2012. Book value per common share was $9.39 at March 31, 2013, compared to $9.14 at December 31, 2012. Tangible book value (i.e., total stockholders’ equity less preferred stock, goodwill and other intangible assets) per common share was $8.36 at March 31, 2013, compared to $8.11 at December 31, 2012.

Tangible book value per share is a non-GAAP financial measure and represents tangible stockholders’ equity (or tangible book value) calculated on a per common share basis. The Corporation believes that a disclosure of tangible book value per share may be helpful for those investors who seek to evaluate the Corporation’s book value per share without giving effect to goodwill and other intangible assets. The following table presents a reconciliation of total book value per share to tangible book value per share as of March 31, 2013 and December 31, 2012.

	March 31,	December 31,
	2013	2012
	(in thousands, except for share data)
Stockholders’ equity	$164,753	$160,691
Less: Preferred stock	11,250	11,250
Less: Goodwill and other intangible assets	16,849	16,858
Tangible common stockholders’ equity	$136,654	$132,583

Book value per common share	$9.39	$9.14
Less: Goodwill and other intangible assets	1.03	1.03
Tangible book value per common share	$8.36	$8.11

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

During the three months ended March 31, 2013, the Corporation had no purchases of common stock associated with its stock buyback programs. At March 31, 2013, there were 652,868 shares available for repurchase under the Corporation’s stock buyback programs.

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

The following is a summary of regulatory capital amounts and ratios as of March 31, 2013 for the Corporation and the Bank, compared with minimum capital adequacy requirements and the regulatory requirements for classification as a well-capitalized depository institution.

	Center Bancorp, Inc.		For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Provisions
At March 31, 2013	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)

Tier 1 leverage capital	$147,820	9.31%	$63,510	4.00%	N/A	N/A
Tier 1 risk-based capital	147,820	11.63%	50,841	4.00%	N/A	N/A
Total risk-based capital	158,262	12.46%	101,613	8.00%	N/A	N/A

	Union Center National Bank		For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Provisions
At March 31, 2013	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)

Tier 1 leverage capital	$147,364	9.29%	$63,451	4.00%	$79,313	5.00%
Tier 1 risk-based capital	147,364	11.60%	50,815	4.00%	76,223	6.00%
Total risk-based capital	157,841	12.43%	101,587	8.00%	126,984	10.00%

N/A - not applicable

The Office of the Comptroller of the Currency (“OCC”) had established higher minimum capital ratios for the Bank effective as of December 31, 2009; however, those higher capital ratios were removed during the second quarter of 2012. As of March 31, 2013, management believes that each of the Bank and the Corporation meet all capital adequacy requirements to which they are subject.

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

This “Looking Forward” description constitutes a forward-looking statement under the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from those projected in the Corporation’s forward-looking statements due to numerous known and unknown risks and uncertainties, including the factors referred to in this quarterly report and in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

Based on the results of the interest simulation model as of March 31, 2013, and assuming that management does not take action to alter the outcome, the Corporation would expect an increase of 1.33 percent in net interest income if interest rates increased by 200 basis points from current rates in a gradual and parallel rate ramp over a twelve month period. These results and other analyses indicate to management that the Corporation’s net interest income is presently minimally sensitive to rising interest rates.

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

Equity Price Risk

The Corporation is exposed to equity price risk inherent in its portfolio of publicly traded equity securities, which had an estimated fair value of approximately $370,000 and $325,000 at March 31, 2013 and December 31, 2012, respectively. We monitor equity investment holdings for impairment on a quarterly basis. In the event that the carrying value of the equity investment exceeds its fair value, and the decline in value is determined to be to be other than temporary, the carrying value is reduced to its current fair value by recording a charge to current operations. For the three months ended March 31, 2013 and 2012, the Corporation recorded no other-than-temporary impairment charges on its equity security holdings.

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

b) Changes in internal controls over financial reporting : There have been no changes in the Corporation’s internal controls over financial reporting that occurred during the Corporation’s last fiscal quarter to which this report relates that have materially affected, or are reasonable likely to materially affect, the Corporation’s internal control over financial reporting.

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

CENTER BANCORP, INC.

(Registrant)

By:		By:
	Anthony C. Weagley		Vincent N. Tozzi
	President and Chief Executive Officer		Vice President, Treasurer and Chief Financial Officer

	Date: May 9, 2013		Date: May 9, 2013

