Form 10-Q/A
period 2013-03-31
CENTER BANCORP INC
filed 2013-06-19
CIK 712771

UNITED STATES OF AMERICA

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No.1)

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

Explanatory Note: This Amendment has been filed solely in order to provide the conformed signatures that were inadvertently omitted from the signature page and the certifications as originally filed. No other changes have been made in the Quarterly Report.

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

