Form 10-Q
period 2013-06-30
CENTER BANCORP INC
filed 2013-08-09
CIK 712771

UNITED STATES OF AMERICA

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2013

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
(Do not check if smaller
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, no par value:	16,367,744 shares
(Title of Class)	(Outstanding as of August 6, 2013)

PART I – FINANCIAL INFORMATION

The following unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and, accordingly, do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2013, or for any other interim period. The Center Bancorp, Inc. 2012 Annual Report on Form 10-K, should be read in conjunction with these financial statements.

Item 1. Financial Statements

CENTER BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CONDITION

( in thousands, except for share and per share data)	June 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Cash and due from banks	$61,959	$104,134
Interest bearing deposits with banks	—	2,004
Total cash and cash equivalents	61,959	106,138
Investment securities:
Available-for-sale	419,773	496,815
Held-to-maturity (fair value of $135,354 and $62,431)	136,786	58,064
Loans held-for-sale	585	1,491
Loans	902,822	889,672
Less: Allowance for loan losses	10,202	10,237
Net loans	892,620	879,435
Restricted investment in bank stocks, at cost	8,986	8,964
Premises and equipment, net	13,456	13,563
Accrued interest receivable	6,850	6,849
Bank-owned life insurance	35,209	34,961
Goodwill and other intangible assets	16,840	16,858
Prepaid FDIC assessments	—	811
Other real estate owned	220	1,300
Other assets	12,414	4,516
Total assets	$1,605,698	$1,629,765

LIABILITIES
Deposits:
Non-interest bearing	$219,669	$215,071
Interest-bearing:
Time deposits $100 and over	101,124	110,835
Interest-bearing transaction, savings and time deposits less than $100	960,101	981,016
Total deposits	1,280,894	1,306,922
Long-term borrowings	146,000	146,000
Subordinated debentures	5,155	5,155
Accounts payable and accrued liabilities	12,364	10,997
Total liabilities	1,444,413	1,469,074

STOCKHOLDERS’ EQUITY
Preferred stock, $1,000 liquidation value per share, authorized 5,000,000 shares; issued and outstanding 11,250 shares of Series B preferred stock at June 30, 2013 and December 31, 2012; total liquidation value of $11,250 at June 30, 2013 and December 31, 2012	11,250	11,250
Common stock, no par value, authorized 25,000,000 shares; issued 18,477,412 shares at June 30, 2013 and December 31, 2012; outstanding 16,367,744 shares at June 30, 2013 and 16,347,915 shares at December 31, 2012	110,056	110,056
Additional paid-in capital	4,925	4,801
Retained earnings	54,356	46,753
Treasury stock, at cost (2,109,668 common shares at June 30, 2013 and 2,129,497 common shares at December 31, 2012)	(17,078)	(17,232)
Accumulated other comprehensive (loss) income	(2,224)	5,063
Total stockholders’ equity	161,285	160,691
Total liabilities and stockholders’ equity	$1,605,698	$1,629,765

See accompanying notes to unaudited consolidated financial statements.

CENTER BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except for share and per share data)	2013	2012	2013	2012

Interest income
Interest and fees on loans	$9,892	$9,414	$19,815	$18,799
Interest and dividends on investment securities:
Taxable	2,885	3,112	5,857	6,200
Tax-exempt	1,081	826	2,157	1,599
Dividends	121	140	252	289
Interest on federal funds sold and other short-term investment	—	4	2	4
Total interest income	13,979	13,496	28,083	26,891
Interest expense
Interest on certificates of deposit $100 or more	220	182	459	434
Interest on other deposits	1,063	1,126	2,108	2,282
Interest on borrowings	1,468	1,642	2,918	3,284
Total interest expense	2,751	2,950	5,485	6,000
Net interest income	11,228	10,546	22,598	20,891
Provision for loan losses	—	(107)	—	—
Net interest income after provision for loan losses	11,228	10,653	22,598	20,891
Other income
Service charges, commissions and fees	451	421	857	867
Annuities and insurance commissions	146	48	246	92
Bank-owned life insurance	274	246	839	497
Loan related fees	114	95	253	205
Net gains on sale of loans held for sale	91	100	229	226
Other	31	181	209	222
Other-than-temporary impairment losses on investment securities	—	(140)	(24)	(198)
Net gains on sale of investment securities	600	653	943	1,648
Net investment securities gains	600	513	919	1,450
Total other income	1,707	1,604	3,552	3,559
Other expense
Salaries and employee benefits	3,335	3,055	6,825	6,173
Occupancy and equipment	811	606	1,717	1,306
FDIC insurance	208	270	521	569
Professional and consulting	230	294	449	540
Stationery and printing	78	96	163	180
Marketing and advertising	62	56	163	87
Computer expense	343	362	696	715
Other real estate owned, net	107	22	126	84
All other	902	929	1,954	1,843
Total other expense	6,076	5,690	12,614	11,497
Income before income tax expense	6,859	6,567	13,536	12,953
Income tax expense	1,936	2,214	3,689	4,369
Net Income	4,923	4,353	9,847	8,584
Preferred stock dividends	28	84	84	225
Net income available to common stockholders	$4,895	$4,269	$9,763	$8,359
Earnings per common share
Basic	$0.30	$0.26	$0.60	$0.51
Diluted	$0.30	$0.26	$0.60	$0.51
Weighted average common shares outstanding
Basic	16,348,915	16,333,653	16,348,567	16,332,990
Diluted	16,375,774	16,341,767	16,375,028	16,340,011
Dividend paid per common share	$0.055	$0.030	$0.110	$0.060

See accompanying notes to unaudited consolidated financial statements.

CENTER BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2013	2012	2013	2012
Net income	$4,923	$4,353	$9,847	$8,584
Other comprehensive (loss) income, net of tax:
Unrealized gains and losses on securities available-for-sale:
Unrealized holding (losses) gains on available-for-sale securities	(11,702)	4,406	(11,154)	9,372
Tax effect	4,689	(1,686)	4,489	(3,463)
Net of tax amount	(7,013)	2,720	(6,665)	5,909
Reclassification adjustment of OTTI losses included in income	—	140	24	198
Tax effect	—	(47)	(6)	(67)
Net of tax amount	—	93	18	131
Reclassification adjustment for net gains arising during the period	(600)	(653)	(943)	(1,648)
Tax effect	167	221	257	556
Net of tax amount	(433)	(432)	(686)	(1,092)
Amortization of unrealized holding gains on securities transferred from available-for-sale to held-to-maturity	88	16	74	6
Tax effect	(33)	(5)	(28)	(2)
Net of tax amount	55	11	46	4
Total other comprehensive (loss) income	(7,391)	2,392	(7,287)	4,952
Total comprehensive (loss) income	$(2,468)	$6,745	$2,560	$13,536

See accompanying notes to unaudited consolidated financial statements.

CENTER BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

(in thousands, except for share and per share data)	Preferred Stock	Common Stock	Additional Paid In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance as of January 1, 2012	$11,250	$110,056	$4,715	$32,695	$(17,354)	$(5,446)	$135,916
Net income				8,584			8,584
Other comprehensive income, net of tax						4,952	4,952
Dividend on series B preferred stock				(225)			(225)
Issuance cost of common stock				(3)			(3)
Cash dividends declared on common stock ($0.085 per share)				(1,388)			(1,388)
Stock issued for options exercise (14,761 shares)			12		120		132
Stock-based compensation expense			15				15
Balance as of June 30, 2012	$11,250	$110,056	$4,742	$39,663	$(17,234)	$(494)	$147,983
Balance as of January 1, 2013	$11,250	$110,056	$4,801	$46,753	$(17,232)	$5,063	$160,691
Net income				9,847			9,847
Other comprehensive loss, net of tax						(7,287)	(7,287)
Dividend on series B preferred stock				(113)			(113)
Issuance cost of common stock				(6)			(6)
Cash dividends declared on common stock ($0.13 per share)				(2,125)			(2,125)
Issuance of restricted stock awards (18,829 shares)			91		152		243
Stock issued for options exercise (1,000 shares)			8		2		10
Stock-based compensation expense			25				25
Balance as of June 30, 2013	$11,250	$110,056	$4,925	$54,356	$(17,078)	$(2,224)	$161,285

See accompanying notes to unaudited consolidated financial statements.

CENTER BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net income	$9,847	$8,584
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of premiums and accretion of discounts on investment securities, net	1,841	2,339
Depreciation and amortization	429	421
Stock-based compensation	25	15
Net other-than-temporary impairment losses on investment securities	24	198
Gains on sales of investment securities, net	(943)	(1,648)
Net loss on sale of other real estate owned	75	—
Loans originated for resale	(12,351)	(10,833)
Proceeds from sale of loans held for sale	13,486	11,587
Gains on sale of loans held for sale	(229)	(226)
Increase in accrued interest receivable	(1)	(246)
Decrease in prepaid FDIC insurance assessments	811	534
Increase in cash surrender value of bank-owned life insurance	(548)	(497)
Life insurance death benefit	(291)	—
Increase in other assets	(3,215)	(2,533)
Increase in other liabilities	1,185	923
Net cash provided by operating activities	10,145	8,618
Cash flows from investing activities:
Investment securities available-for-sale:
Purchases	(119,749)	(134,679)
Sales	78,911	71,162
Maturities, calls and principal repayments	29,583	18,184
Investment securities held-to-maturity:
Purchases	(6,104)	(5,866)
Maturities and principal repayments	2,803	16,325
Net (purchases) redemption of restricted investment in bank stocks	(22)	94
Net increase in loans	(13,421)	(51,353)
Purchases of premises and equipment	(304)	(288)
Proceeds from bank-owned life insurance death benefits	592	—
Proceeds from sale of other real estate owned	1,230	105
Net cash used in investing activities	(26,481)	(86,316)
Cash flows from financing activities:
Net (decrease) increase in deposits	(26,028)	53,234
Net decrease in short-term borrowings	—	107
Cash dividends on preferred stock	(84)	(225)
Cash dividends on common stock	(1,978)	(980)
Issuance of restricted stock awards	243	—
Issuance cost of common stock	(6)	(3)
Proceeds from exercise of stock options	10	132
Net cash (used in) provided by financing activities	(27,843)	52,265
Net change in cash and cash equivalents	(44,179)	(25,433)
Cash and cash equivalents at beginning of period	106,138	111,101
Cash and cash equivalents at end of period	$61,959	$85,668
Supplemental disclosures of cash flow information:
Cash payments for:
Interest paid on deposits and borrowings	$5,548	$6,080
Income taxes	$1,630	$3,885
Supplemental disclosures of non-cash investing activities:
Trade date accounting settlements for investments, net	$—	$1,545
Transfer of loans to other real estate owned	$236	$—
Transfer from investment securities available-for-sale to investment securities held-to-maturity	$75,694	$—

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

In preparing the consolidated financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities as of the dates of the consolidated statements of condition and that affect the results of operations for the periods presented. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to change in the near term relate to the determination of the allowance for loan losses, the other-than-temporary impairment evaluation of securities, the evaluation of the impairment of goodwill and the evaluation of deferred tax assets.

The consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”).

Note 2.  Earnings per Common Share

Basic earnings per common share (“EPS”) is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding. Diluted EPS includes any additional common shares as if all potentially dilutive common shares were issued (e.g., stock options). The Corporation’s weighted average common shares outstanding for diluted EPS include the effect of stock options and restricted stock awards outstanding using the Treasury Stock Method, which are not included in the calculation of basic EPS. Anti-dilutive stock option and restricted stock award shares outstanding were 67,451 and 67,451, respectively, for the three and six months ended June 30, 2013, and anti-dilutive stock option shares outstanding were 79,343 and 79,343, respectively, for the three and six months ended June 30, 2012.

Earnings per common share have been computed based on the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2013	2012	2013	2012
Net income	$4,923	$4,353	$9,847	$8,584
Preferred stock dividends	(28)	(84)	(84)	(225)
Net income available to common shareholders	$4,895	$4,269	$9,763	$8,359
Basic weighted average common shares outstanding	16,349	16,334	16,349	16,333
Plus: effect of dilutive options	27	8	26	7
Diluted weighted average common shares outstanding	16,376	16,342	16,375	16,340
Earnings per common share:
Basic	$0.30	$0.26	$0.60	$0.51
Diluted	$0.30	$0.26	$0.60	$0.51

Note 3.  Stock-Based Compensation

The Corporation maintains two stock-based compensation plans from which new grants could be issued. The Corporation’s stock-based compensation plans permit Parent Corporation common stock to be issued to key employees and directors of the Corporation and its subsidiaries. The options granted under the plans are intended to be either incentive stock options or non-qualified options. Under the 2009 Equity Incentive Plan, a total of 373,463 shares are available for grant and issuance as of June 30, 2013. Under the 2003 Non-Employee Director Stock Option Plan, a total of 380,644 shares remain available for grant and issuance under the plan as of June 30, 2013. Such shares may be treasury shares, newly issued shares or a combination thereof.

Options have been granted to purchase common stock principally at the fair market value of the stock at the date of grant. Options are exercisable over a three year vesting period starting one year after the date of grant and generally expire ten years from the date of grant.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3.  Stock-Based Compensation—(continued)

Stock-based compensation expense for share-based payment awards is based on the grant date fair value estimated on the date of grant. The Corporation recognizes compensation costs for those shares expected to vest on a straight-line basis over the requisite service period of the award, which is generally the option vesting term of three years. The Corporation estimates the forfeiture rate based on its historical experience during the preceding seven fiscal years.

For the six months ended June 30, 2013, the Corporation’s income before income taxes and net income were reduced by $25,000 and $15,000, respectively, as a result of the compensation expense related to stock options. For the six months ended June 30, 2012, the Corporation’s income before income taxes and net income were reduced by $15,000 and $9,000, respectively, as a result of the compensation expense related to stock options.

Under the principal stock-based compensation plans, the Corporation may also grant stock awards to certain employees. Stock awards are independent of option grants and are generally subject to forfeiture if employment terminates prior to the release of any applicable restrictions. Unless fully vested at the time of grant, such awards generally vest within 30 days to five years from the date of grant. During that period, ownership of the shares cannot be transferred. Restricted stock and stock awards that are fully vested at the time of grant have the same cash dividend and voting rights as other common stock and are considered to be currently issued and outstanding. The Corporation expenses the cost of stock awards, which is determined to be the fair market value of the shares at the date of grant, ratably over the period during which any restrictions lapse.

There were 18,829 restricted stock awards outstanding at June 30, 2013 and none at June 30, 2012. These awards were issued with an award price equal to the market price of the Corporation’s common stock on the award date and with a five year vesting period. Forfeiture provisions exist for personnel that separate employment before vesting period expires. During the first six months of 2013, none of the shares of restricted stock were vested.

There were 31,257 and 27,784 shares of common stock underlying options that were granted during the six months ended June 30, 2013 and 2012, respectively. The fair value of share-based payment awards was estimated using the Black-Scholes option pricing model with the following assumptions and weighted average fair values at the time the grants were awarded:

	Six Months Ended June 30,
	2013	2012
Weighted average fair value of grants	$2.50	$2.03
Risk-free interest rate	1.86%	2.03%
Dividend yield	1.76%	1.24%
Expected volatility	23.21%	22.04%
Expected life in months	69	68

Activity under the stock-based compensation plans as of June 30, 2013 and changes during the six months ended June 30, 2013 were as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2012	183,574	$9.92
Granted – options	31,257	12.52
Exercised	(1,000)	10.66
Canceled	(8,682)	10.58
Outstanding at June 30, 2013	205,149	10.39	5.60	$503,193
Exercisable at June 30, 2013	140,902	$10.26	4.18	$374,072

The aggregate intrinsic value of options above represents the total pre-tax intrinsic value (the difference between the Corporation’s closing stock price on the last trading day of the second quarter of 2013 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2013. This amount changes based on the fair value of the Corporation’s stock.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3.  Stock-Based Compensation—(continued)

As of June 30, 2013, there was approximately $126,000 of total unrecognized compensation expense relating to unvested stock options. These costs are expected to be recognized over a weighted average period of 2.98 years. As of June 30, 2013, there was approximately $243,000 of total unrecognized compensation expense relating to unvested restricted stock awards. These costs are expected to be recognized over a weighted average period of five years.

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

In January 2013, the FASB issued ASU No. 2013-01, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities,” which amended disclosures by requiring improved information about financial instruments and derivative instruments that are either offset on the balance sheet or subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset on the balance sheet. Reporting entities are required to provide both net and gross information for these assets and liabilities in order to enhance comparability between those entities that prepare their financial statements on the basis of international financial reporting standards ("IFRS"). Companies were required to apply the amendments for fiscal years beginning on or after January 1, 2013, and interim periods within those years.  The adoption of this accounting standard did not have a material impact on the Corporation's results of operations, financial position, or liquidity.

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

Disclosure of comprehensive income for the three and six months ended June 30, 2013, and 2012 is presented in the Consolidated Statements of Comprehensive Income.

 Accumulated other comprehensive income at June 30, 2013 and December 31, 2012 consisted of the following:

	June 30, 2013	December 31, 2012
	(in thousands)
Net unrealized gain on investment securities available-for-sale, net of tax	$1,448	$8,781
Unamortized component of securities transferred from available-for-sale to held-to-maturity, net of tax	208	162
Defined benefit pension and post-retirement plans, net of tax	(3,880)	(3,880)
Total accumulated other comprehensive (loss) income	$(2,224)	$5,063

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6.  Investment Securities

The Corporation’s investment securities are classified as available-for-sale and held-to-maturity at June 30, 2013 and December 31, 2012. Investment securities available-for-sale are reported at fair value with unrealized gains or losses included in equity, net of tax. Accordingly, the carrying value of such securities reflects their fair value at the balance sheet date. Fair value is based upon either quoted market prices, or in certain cases where there is limited activity in the market for a particular instrument, assumptions are made to determine their fair value. See Note 8 of the Notes to Consolidated Financial Statements for a further discussion.

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

The following tables present information related to the Corporation’s investment securities at June 30, 2013 and December 31, 2012.

	June 30, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Investment Securities Available-for-Sale:
U.S. Treasury and agency securities	$43,450	$—	$(1,312)	$42,138
Federal agency obligations	14,265	30	(437)	13,858
Residential mortgage pass-through securities	48,925	682	(221)	49,386
Commercial mortgage pass-through securities	9,709	—	(288)	9,421
Obligations of U.S. states and political subdivisions	39,341	1,092	(25)	40,408
Trust preferred securities	20,620	224	(1,157)	19,687
Corporate bonds and notes	215,263	5,667	(2,128)	218,802
Asset-backed securities	19,038	243	—	19,281
Certificates of deposit	2,402	30	(29)	2,403
Equity securities	376	—	(121)	255
Other securities	4,081	68	(15)	4,134
Total	$417,470	$8,036	$(5,733)	$419,773

Investment Securities Held-to-Maturity:
Federal agency obligations	$3,698	$68	$—	$3,766
Commercial mortgage pass-through securities	4,965	—	(98)	4,867
Obligations of U.S. states and political subdivisions	118,032	2,045	(3,365)	116,712
Trust preferred securities	10,091	—	(82)	10,009
Total	$136,786	$2,113	$(3,545)	$135,354

Total investment securities	$554,256	$10,149	$(9,278)	$555,127

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Investment Securities Available-for-Sale:
U.S. Treasury and agency securities	$11,870	$62	$(23)	$11,909
Federal agency obligations	20,207	333	(5)	20,535
Residential mortgage pass-through securities	52,400	1,385	(1)	53,784
Commercial mortgage pass-through securities	9,725	244	—	9,969
Obligations of U.S. states and political subdivisions	103,193	4,653	(132)	107,714
Trust preferred securities	22,279	144	(1,174)	21,249
Corporate bonds and notes	228,681	9,095	(371)	237,405
Collateralized mortgage obligations	2,120	—	—	2,120
Asset-backed securities	19,431	311	—	19,742
Certificates of deposit	2,854	21	(10)	2,865
Equity securities	535	—	(210)	325
Other securities	9,145	68	(15)	9,198
Total	$482,440	$16,316	$(1,941)	$496,815
Investment Securities Held-to-Maturity:
Federal agency obligations	$4,178	$79	$—	$4,257
Commercial mortgage-backed securities	5,501	154	(5)	5,650
Obligations of U.S. states and political subdivisions	48,385	4,139	—	52,524
Total	$58,064	$4,372	$(5)	$62,431
Total investment securities	$540,504	$20,688	$(1,946)	$559,246

 The following table presents information for investment securities available-for-sale at June 30, 2013, based on scheduled maturities. Actual maturities can be expected to differ from scheduled maturities due to prepayment or early call options of the issuer.

	June 30, 2013
	Amortized Cost	Fair Value
	(in thousands)
Investment Securities Available-for-Sale :
Due in one year or less	$13,077	$13,117
Due after one year through five years	88,313	90,533
Due after five years through ten years	178,029	178,033
Due after ten years	74,960	74,894
Residential mortgage pass-through securities	48,925	49,386
Commercial mortgage pass-through securities	9,709	9,421
Equity securities	376	255
Other securities	4,081	4,134
Total	$417,470	$419,773
Investment Securities Held-to-Maturity :
Due after one year through five years	$13,978	$13,864
Due after five years through ten years	9,531	9,592
Due after ten years	108,312	107,031
Commercial mortgage pass-through securities	4,965	4,867
Total	$136,786	$135,354

Total investment securities	$554,256	$555,127

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the six months ended June 30, 2013, the Corporation reclassified at fair value approximately $75.7 million in available-for-sale investment securities to the held-to-maturity category. The net unrealized gains at date of transfer amounted to $63,000, remained in accumulated other comprehensive income and will be discounted over the remaining life of the securities as an adjustment of yield, offsetting the related amortization of the premium or accretion of the discount on the transferred securities. No gains or losses were recognized at the time of reclassification. Management considers the held-to-maturity classification of these investment securities to be appropriate as the Corporation has the positive intent and ability to hold these securities to maturity.

For the six months ended June 30, 2013, proceeds of available-for-sale investment securities sold amounted to approximately $78.9 million.

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

 Gross gains and losses from the sales of investment securities for the three and six month periods ended June 30, 2013 and 2012 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2013	2012	2013	2012
Gross gains on sales of investment securities	$600	$653	$1,032	$1,648
Gross losses on sales of investment securities	—	—	89	—
Net gains on sales of investment securities	$600	$653	$943	$1,648

The following summarizes OTTI charges for the periods indicated.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2013	2012	2013	2012
Other than temporary impairment charges	$—	$28	$—	$28
Principal losses on a variable rate CMO	—	112	24	170
Total other-than-temporary impairment charges	$—	$140	$24	$198

The Corporation performs regular analysis on all its investment securities to determine whether a decline in fair value indicates that an investment is other-than-temporarily impaired in accordance with FASB ASC 320-10. FASB ASC 320-10 requires companies to record OTTI charges, through earnings, if they have the intent to sell, or if it is more likely than not that they will be required to sell, an impaired debt security before recovery of its amortized cost basis. If the Corporation intends to sell or it is more likely than not it will be required to sell the security before recovery of its amortized cost basis, the OTTI is recognized in earnings equal to the entire difference between the investment’s amortized cost basis and its estimated fair value at the balance sheet date. If the Corporation does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis, the OTTI is separated into the amount representing the credit loss and the amount related to all other factors. The amount of the OTTI related to the credit loss is determined based on the present value of cash flows expected to be collected and is recognized in earnings. The amount of the total OTTI related to other factors is recognized in other comprehensive income, net of applicable taxes. The previous amortized cost basis less the OTTI recognized in earnings becomes the new amortized cost basis of the investment.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents detailed information for each trust preferred security held by the Corporation at June 30, 2013 which has at least one rating below investment grade.

Deal Name	Single Issuer or Pooled	Class/ Tranche	Amortized Cost	Fair Value	Gross Unrealized Gain (Loss)	Lowest Credit Rating Assigned	Number of Banks Currently Performing		Deferrals and Defaults as % of Original Collateral	Expected Deferral/Defaults as % of Remaining Performing Collateral
	(dollars in thousands)
Countrywide Capital IV	Single	—	$1,770	$1,772	$2	BB+	1		None	None
Countrywide Capital V	Single	—	2,747	2,768	21	BB+	1		None	None
Countrywide Capital V	Single	—	250	252	2	BB+	1		None	None
Citigroup Cap IX	Single	—	992	1,001	9	BB	1		None	None
Citigroup Cap IX	Single	—	1,906	1,931	25	BB	1		None	None
Citigroup Cap XI	Single	—	246	249	3	BB	1		None	None
Nationsbank Cap Trust III	Single	—	1,573	1,260	(313)	BB+	1		None	None
Morgan Stanley Cap Trust IV	Single	—	2,500	2,490	(10)	BB+	1		None	None
Morgan Stanley Cap Trust IV	Single	—	1,742	1,742	—	BB+	1		None	None
Saturns — GS 2004-04	Single	—	535	546	11	BB+	1		None	None
Goldman Sachs	Single	—	1,000	953	(47)	BB+	1		None	None
Stifel Financial	Single	—	4,500	4,651	151	BBB-	1		None	None
ALESCO Preferred Funding VII	Pooled	C1	859	72	(787)	Ca	47 of 61	(1)	35.9%	34.5%
Total			$20,620	$19,687	$(933)

(1)	Includes banks and insurance companies.
16

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

On June 25, 2013, the Pooled TRUP, ALESCO VII, incurred its fifteenth interruption of cash flow payments to date. Management reviewed the expected cash flow analysis and credit support to determine if it was probable that all principal and interest would be repaid, and recorded no other-than-temporary impairment charge for the six months ended June 30, 2013 and June 30, 2012.

At June 30, 2013, excess subordination as a percentage of remaining performing collateral for the ALESCO Preferred Funding VII investments was -48.9 percent. Excess subordination is the amount of performing collateral above the amount of outstanding collateral underlying each class of the security. The excess subordination as a percent of remaining performing collateral reflects the difference between the performing collateral and the collateral underlying each security divided by the performing collateral. A negative number results when the paying collateral is less than the collateral underlying each class of the security. A low or negative number decreases the likelihood of full repayment of principal and interest according to original contractual terms.

Credit Loss Portion of OTTI Recognized in Earnings on Debt Securities

	Six Months Ended June 30, 2013	Year Ended December 31, 2012
	(in thousands)
Balance of credit-related OTTI at January 1,	$4,450	$6,539
Addition:
Credit losses on investment securities for which other-than-temporary impairment was not previously recognized	24	870
Reduction:
Credit losses on investment securities sold during the period	(2,114)	(2,959)
Balance of credit-related OTTI at period end	$2,360	$4,450

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Corporation did not record other-than-temporary impairment charges relating to equity holdings in bank stocks for the six months ended June 30, 2013 and June 30, 2012.

Temporarily Impaired Investments

For all other securities, the Corporation does not believe that the unrealized losses, which were comprised of 160 investment securities as of June 30, 2013, represent an other-than-temporary impairment. The gross unrealized losses associated with federal agency obligations, mortgage-backed securities, corporate bonds and tax-exempt securities are not considered to be other than temporary because these unrealized losses are related to changes in interest rates and do not affect the expected cash flows of the underlying collateral or issuer.

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

The Corporation evaluates all securities with unrealized losses quarterly to determine whether the loss is other than temporary. Unrealized losses in the collateralized mortgage obligations category consist primarily of private issue collateralized mortgage obligations. Unrealized losses in the corporate debt securities category consist of losses on single issuer corporate trust preferred securities, pooled trust preferred securities and corporate debt securities issued by large financial institutions, insurance companies and other corporate issuers. The unrealized loss in equity securities consists of losses on other bank equities. The decline in fair value of $9.3 million is due in large part to the lack of an active trading market for these securities, changes in market credit spreads and rating agency downgrades. For collateralized mortgage obligations, management reviewed expected cash flows and credit support to determine if it was probable that all principal and interest would be repaid. None of the corporate issuers have defaulted on interest payments. Management concluded that these securities, other than the previously mentioned Pooled TRUP, were not other-than-temporarily impaired at June 30, 2013. Future deterioration in the cash flow on collateralized mortgage obligations or the credit quality of these large financial institution issuers of TRUP debt securities could result in impairment charges in the future.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables indicate gross unrealized losses not recognized in income and fair value, aggregated by investment category and the length of time individual securities have been in a continuous unrealized loss position at June 30, 2013 and December 31, 2012:

	June 30, 2013
	Total		Less than 12 Months		12 Months or Longer
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
Investment Securities Available-for-Sale:
U.S. Treasury and agency securities	$42,138	$(1,312)	$42,138	$(1,312)	$—	$—
Federal agency obligations	9,709	(437)	9,709	(437)	—	—
Residential mortgage pass-through securities	10,045	(221)	10,045	(221)	—	—
Commercial mortgage pass-through securities	9,421	(288)	9,421	(288)	—	—
Obligations of U.S. states and political subdivisions	2,226	(25)	2,226	(25)	—	—
Trust preferred securities	6,517	(1,157)	5,184	(58)	1,333	(1,099)
Corporate bonds and notes	52,520	(2,128)	50,554	(2,096)	1,966	(32)
Certificates of deposit	807	(29)	807	(29)	—	—
Equity securities	255	(121)	—	—	255	(121)
Other securities	985	(15)	—	—	985	(15)
Total	134,623	(5,733)	130,084	(4,466)	4,539	(1,267)
Investment Securities Held-to-Maturity:
Commercial mortgage pass-through securities	4,867	(98)	4,399	(92)	468	(6)
Obligations of U.S. states and political subdivisions	67,011	(3,365)	67,011	(3,365)	—	—
Corporate bonds and notes	10,009	(82)	10,009	(82)	—	—
Total	81,887	(3,545)	81,419	(3,539)	468	(6)
Total Temporarily Impaired Securities	$216,510	$(9,278)	$211,503	$(8,005)	$5,007	$(1,273)

	December 31, 2012
	Total		Less than 12 Months		12 Months or Longer
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
Investment Securities Available-for-Sale:
U.S. Treasury and agency securities	$4,460	$(23)	$4,460	$(23)	$—	$—
Federal agency obligation	877	(5)	877	(5)	—	—
Residential mortgage pass-through securities	1,669	(1)	1,669	(1)	—	—
Obligations of U.S. states and political subdivisions	18,360	(132)	18,360	(132)	—	—
Trust preferred securities	11,740	(1,174)	10,494	(18)	1,246	(1,156)
Corporate bonds and notes	26,440	(371)	18,244	(134)	8,196	(237)
Certificates of deposit	388	(10)	388	(10)	—	—
Equity securities	325	(210)	—	—	325	(210)
Other securities	985	(15)	—	—	985	(15)
Total	65,244	(1,941)	54,492	(323)	10,752	(1,618)
Investment Securities Held-to-Maturity:
Commercial mortgage-backed securities	932	(5)	932	(5)	—	—
Total	932	(5)	932	(5)	—	—
Total Temporarily Impaired Securities	$66,176	$(1,946)	$55,424	$(328)	$10,752	$(1,618)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Investment securities having a carrying value of approximately $84.7 million and $96.1 million at June 30, 2013 and December 31, 2012, respectively, were pledged to secure public deposits, borrowings, and Federal Home Loan Bank advances and for other purposes required or permitted by law.

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

Payments received on non-accrual loans are applied against principal. A loan may only be restored to an accruing basis when it again becomes well secured and in the process of collection or all past due amounts have been collected and six months of payments have been received to demonstrate that the borrower can continue to meet the loan terms. Loan origination fees and certain direct loan origination costs are deferred and recognized over the life of the loan as an adjustment to the loan’s yield using the level yield method.

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

Reserve for Credit Losses

The Corporation's reserve for credit losses is comprised of two components, the allowance for loan losses and the reserve for unfunded commitments (the "Unfunded Commitments").

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

As of June 30, 2013, the unpaid principal balance of the Corporation’s portfolio of residential mortgage loans sold to Fannie Mae was $9.2 million. These loans are generally sold on a non-recourse basis. The agreements under which the Corporation sells residential mortgage loans require the Corporation to deliver various documents to the investor or its document custodian. Although these loans are primarily sold on a non-recourse basis, the Corporation may be obligated to repurchase residential mortgage loans where required documents are not delivered or are defective. Investors may require the immediate repurchase of a mortgage loan when an early payment default discovered in an underwriting review reveals significant underwriting deficiencies, even if the mortgage loan has subsequently been brought current. As of June 30, 2013, there were no pending repurchase requests related to representation and warranty provisions.

Composition of Loan Portfolio

The following table sets forth the composition of the Corporation’s loan portfolio, including net deferred fees and costs, at June 30, 2013 and December 31, 2012:

	June 30,	December 31,
	2013	2012
	(in thousands)
Commercial and industrial	$195,507	$181,682
Commercial real estate	515,914	497,392
Construction	38,564	40,277
Residential mortgage	152,236	169,094
Installment	438	1,104
Subtotal	902,659	889,549
Net deferred loan costs	163	123
Total loans	$902,822	$889,672

At June 30, 2013 and December 31, 2012, loans to executive officers and directors aggregated approximately $20,623,000 and $18,977,000, respectively. During the six months ended June 30, 2013, the Corporation made new loans and advances to executive officers and directors in the amount of $7,957,000. Payments by such persons during the six months ended June 30, 2013 aggregated $6,311,000. Management is of the opinion that the above loans were made on the same terms and conditions as those prevailing for comparable transactions with non-related borrowers.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At June 30, 2013 and December 31, 2012, loan balances of approximately $430.8 million and $532.8 million, respectively, were pledged to secure borrowings from the Federal Reserve Bank of New York and the Federal Home Loan Bank of New York.

The following table presents information about loan receivables on non-accrual status at June 30, 2013 and December 31, 2012:

Loans Receivable on Non-Accrual Status
	June 30, 2013	December 31, 2012
	(in thousands)
Commercial and industrial	$103	$214
Commercial real estate	175	354
Construction	—	319
Residential mortgage	2,230	2,729
Total loans receivable on non-accrual status	$2,508	$3,616

The amount of interest income that would have been recorded on non-accrual loans during the six months ended June 30, 2013 and the year ended December 31, 2012, had payments remained in accordance with the original contractual terms, was $58,000 and $187,000, respectively.

The Corporation continuously monitors the credit quality of its loans receivable. In addition to its internal staff, the Corporation utilizes the services of a third party loan review firm to rate the credit quality of its loans receivable. Credit quality is monitored by reviewing certain credit quality indicators. Assets classified “Pass” are deemed to possess average to superior credit quality, requiring no more than normal attention. Assets classified as “Special Mention” have generally acceptable credit quality yet possess higher risk characteristics/circumstances than satisfactory assets. Such conditions include strained liquidity, slow pay, stale financial statements, or other conditions that require more stringent attention from the lending staff. These conditions, if not corrected, may weaken the loan quality or inadequately protect the Corporation’s credit position at some future date. Assets are classified “Substandard” if the asset has a well defined weakness that requires management’s attention to a greater degree than for loans classified special mention. Such weakness, if left uncorrected, could possibly result in the compromised ability of the loan to perform to contractual requirements. An asset is classified as “Doubtful” if it is inadequately protected by the net worth and/or paying capacity of the obligor or of the collateral, if any, that secures the obligation. Assets classified as doubtful include assets for which there is a “distinct possibility” that a degree of loss will occur if the inadequacies are not corrected. All loans past due 90 days or more and all impaired loans are included in the appropriate category below. The following table presents information, excluding net deferred costs, about the Corporation’s loan credit quality at June 30, 2013 and December 31, 2012:

Credit Quality Indicators
	June 30, 2013
	Pass	Special Mention	Substandard	Doubtful	Total
	(in thousands)
Commercial and industrial	$191,133	$2,970	$1,404	$—	$195,507
Commercial real estate	492,688	12,641	10,585	—	515,914
Construction	37,570	—	994	—	38,564
Residential mortgage	147,697	988	3,551	—	152,236
Installment	310	—	128	—	438
Total loans	$869,398	$16,599	$16,662	$—	$902,659

	December 31, 2012
	Pass	Special Mention	Substandard	Doubtful	Total
	(in thousands)
Commercial and industrial	$176,818	$3,281	$1,583	$—	$181,682
Commercial real estate	462,266	18,945	16,181	—	497,392
Construction	38,303	810	1,164	—	40,277
Residential mortgage	163,769	993	4,332	—	169,094
Installment	967	—	137	—	1,104
Total loans	$842,123	$24,029	$23,397	$—	$889,549

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides an analysis of the impaired loans at June 30, 2013 and December 31, 2012:

	June 30, 2013
		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance
	(in thousands)
No Related Allowance Recorded
Commercial real estate	$1,275	$1,576	$—
Total	$1,275	$1,576	$—
With An Allowance Recorded
Commercial real estate	$175	$374	$63
Residential mortgage	1,235	1,235	77
Total	$1,410	$1,609	$140
Total
Commercial real estate	$1,450	$1,950	$63
Residential mortgage	1,235	1,235	77
Total (including related allowance)	$2,685	$3,185	$140

	December 31, 2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(in thousands)
No Related Allowance Recorded
Commercial real estate	$1,500	$1,950	$—
Total	$1,500	1,950	$—
With An Allowance Recorded
Commercial real estate	$4,180	$4,180	$493
Residential mortgage	1,255	1,255	152
Total	$5,435	$5,435	$645
Total
Commercial real estate	$5,680	$6,130	$493
Residential mortgage	1,255	1,255	152
Total (including related allowance)	$6,935	$7,385	$645

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides an analysis related to the average recorded investment and interest income recognized on impaired loans for the three and six months ended June 30, 2013 and 2012.

	Three Months Ended June 30,				Six Months Ended June 30,
	2013		2012		2013		2012
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized

Impaired loans with no related allowance recorded:

Commercial real estate	$1,450	$19	$2,250	$28	$1,450	$38	$2,250	$58
Total	$1,450	$19	$2,250	$28	$1,450	$38	$2,250	$58

Impaired loans with an allowance recorded:

Commercial real estate	$3,908	$34	$4,180	$34	$4,087	$68	$4,180	$69
Construction	—	—	2,873	16	—	—	3,093	16
Residential mortgage	1,244	11	4,016	33	1,244	21	4,217	59
Total	$5,152	$45	$11,069	$83	$5,331	$89	$11,490	$144

Total impaired loans:

Commercial real estate	$5,358	$53	$6,430	$62	$5,537	$106	$6,430	$127
Construction	—	—	2,873	16	—	—	3,093	16
Residential mortgage	1,244	11	4,016	33	1,244	21	4,217	59
Total	$6,602	$64	$13,319	$111	$6,781	$127	$13,740	$202

Included in impaired loans at June 30, 2013 are loans that are deemed troubled debt restructurings.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides an analysis of the aging of loans, excluding net deferred costs that are past due at June 30, 2013 and December 31, 2012:

Aging Analysis
	June 30, 2013
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Loans Receivable > 90 Days And Accruing
	(in thousands)
Commercial and Industrial	$810	$690	$103	$1,603	$193,904	$195,507	$—
Commercial Real Estate	825	—	175	1,000	514,914	515,914	—
Construction	—	—	—	—	38,564	38,564	—
Residential Mortgage	480	—	2,283	2,763	149,473	152,236	53
Installment	8	—	—	8	430	438	—
Total	$2,123	$690	$2,561	$5,374	$897,285	$902,659	$53

	December 31, 2012
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Loans Receivable > 90 Days And Accruing
	(in thousands)
Commercial and Industrial	$590	$—	$216	$806	$180,876	$181,682	$—
Commercial Real Estate	1,012	703	354	2,069	495,323	497,392	—
Construction	—	—	319	319	39,958	40,277	—
Residential Mortgage	2,017	628	2,784	5,429	163,665	169,094	55
Installment	23	—	—	23	1,081	1,104	—
Total	$3,642	$1,331	$3,673	$8,646	$880,903	$889,549	$55

The following table details the amount of loans receivable that are evaluated individually, and collectively, for impairment, and the related portion of the allowance for loan loss that is allocated to each loan portfolio segment:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Allowance for loan and lease losses
	June 30, 2013
	C & I	Comm R/E	Construction	Res Mtge	Installment	Unallocated	Total
	(in thousands)
Allowance for loan and lease losses:
Individually evaluated for impairment	$—	$63	$—	$77	$—	$—	$140
Collectively evaluated for impairment	2,422	5,270	318	1,264	29	759	10,062

Total	$2,422	$5,333	$318	$1,341	$29	$759	$10,202

Loans Receivable
Individually evaluated for impairment	$—	$1,450	$—	$1,235	$—	$—	$2,685
Collectively evaluated for impairment	192,613	496,188	37,120	134,364	308	—	860,593
Loans acquired with discounts related to credit quality	2,894	18,276	1,444	16,637	130	—	39,381
Total	$195,507	$515,914	$38,564	$152,236	$438	$—	$902,659

Allowance for loan and lease losses
	December 31, 2012
	C & I	Comm R/E	Construction	Res Mtge	Installment	Unallocated	Total
	(in thousands)
Allowance for loan and lease losses:
Individually evaluated for impairment	$—	$493	$—	$152	$—	$—	$645
Collectively evaluated for impairment	2,424	4,830	313	1,380	113	532	9,592
Total	$2,424	$5,323	$313	$1,532	$113	$532	$10,237

Loans Receivable
Individually evaluated for impairment	$—	$5,680	$—	$1,255	$—	$—	$6,935
Collectively evaluated for impairment	177,644	470,797	38,172	146,930	973	—	834,516
Loans acquired with discounts related to credit quality	4,038	20,915	2,105	20,909	131	—	48,098
Total	$181,682	$497,392	$40,277	$169,094	$1,104	$—	$889,549

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

 A summary of the activity in the allowance for loan losses is as follows:

	Three Months Ended June 30, 2013
	C & I	Comm R/E	Construction	Res Mtge	Installment	Unallocated	Total
	(in thousands)
Balance at April 1,	$2,083	$5,353	$284	$1,378	$103	$1,031	$10,232

Charge offs	—	(50)	—	—	(11)	—	(61)

Recoveries	21	8	—	—	2	—	31

Provision	318	22	34	(37)	(65)	(272)	—

Balance at June 30,	$2,422	$5,333	$318	$1,341	$29	$759	$10,202

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Six Months Ended June 30, 2013
	C & I	Comm R/E	Construction	Res Mtge	Installment	Unallocated	Total
	(in thousands)
Balance at January 1,	$2,424	$5,323	$313	$1,532	$113	$532	$10,237

Charge offs	—	(50)	—	—	(16)	—	(66)

Recoveries	21	8	—	—	2	—	31

Provision	(23)	52	5	(191)	(70)	227	—

Balance at June 30,	$2,422	$5,333	$318	$1,341	$29	$759	$10,202

	Three Months Ended June 30, 2012
	C & I	Comm R/E	Construction	Res Mtge	Installment	Unallocated	Total
	(in thousands)
Balance at April 1,	$1,784	$5,876	$637	$1,234	$54	$169	$9,754

Charge offs	—	—	—	—	(5)	—	(5)

Recoveries	—	—	540	38	1	—	579

Provision	(37)	297	(728)	28	9	324	(107)

Balance at June 30,	$1,747	$6,173	$449	$1,300	$59	$493	$10,221

	Six Months Ended June 30, 2012
	C & I	Comm R/E	Construction	Res Mtge	Installment	Unallocated	Total
	(in thousands)
Balance at January 1,	$1,527	$5,972	$707	$1,263	$51	$82	$9,602

Charge offs	—	—	—	—	(8)	—	(8)

Recoveries	—	—	540	85	2	—	627

Provision	220	201	(798)	(48)	14	411	—

Balance at June 30,	$1,747	$6,173	$449	$1,300	$59	$493	$10,221

At June 30, 2013, there were no commitments to lend additional funds to borrowers whose loans were on non-accrual status or were contractually past due in excess of 90 days and still accruing interest, or whose terms have been modified in troubled debt restructurings.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The policy of the Corporation generally is to grant commercial, mortgage and installment loans to New Jersey residents and businesses within its market area. The borrowers’ abilities to repay their obligations are dependent upon various factors, including the borrowers’ income and net worth, cash flows generated by the borrowers’ underlying collateral, value of the underlying collateral, and priority of the lender’s lien on the property. Such factors are dependent upon various economic conditions and individual circumstances beyond the control of the Corporation. The Corporation is therefore subject to risk of loss. The Corporation believes its lending policies and procedures adequately minimize the potential exposure to such risks and that adequate provisions for loan losses are provided for all known and inherent risks. Collateral and/or personal guarantees are required for virtually all loans.

The Corporation added no new troubled debt restructurings during the three and six months ended June 30, 2013.

Loans modified in a troubled debt restructuring totaled $4.0 million at June 30, 2013, of which $1.4 million were on non-accrual status. The remaining loans modified were current at the time of the restructuring and have complied with the terms of their restructure agreement. At December 31, 2012, loans modified in a troubled debt restructuring totaled $8.3 million, of which $1.5 million were on non-accrual status. The remaining loans modified were current at the time of the restructuring and have complied with the terms of their restructure agreement.

In an effort to proactively manage delinquent loans, the Corporation has selectively extended to certain borrowers concessions such as rate reductions, extension of maturity dates, principal or interest forgiveness, adjusted repayment terms, forbearance agreements, or combinations of two or more of these concessions. As of June 30, 2013, loans on which concessions were made with respect to adjusted repayment terms amounted to $1.5 million. Loans on which combinations of two or more concessions were made amounted to $2.5 million. The concessions granted included principal concessions, rate reduction, adjusted repayment, extended maturity and payment deferral.

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

The following information should not be interpreted as an estimate of the fair value of the entire Corporation since a fair value calculation is only provided for a limited portion of the Corporation’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Corporation’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Corporation’s assets measured at fair value on a recurring basis at June 30, 2013 and December 31, 2012.

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

Management primarily identifies investment securities which may have traded in illiquid or inactive markets by identifying instances of a significant decrease in the volume and frequency of trades, relative to historical levels, as well as instances of a significant widening of the bid-ask spread in the brokered markets. Investment securities that are deemed to have been trading in illiquid or inactive markets may require the use of significant unobservable inputs. For example, management may use quoted prices for similar investment securities in the absence of a liquid and active market for the securities being valued. As of June 30, 2013 and December 31, 2012, management made adjustments to prices provided by the third-party pricing service as a result of illiquid or inactive markets.

At June 30, 2013 and December 31, 2012, the Corporation’s pooled trust preferred security, ALESCO VII, was classified as Level 3. Market pricing for the Level 3 security varied widely from one pricing service to another based on the lack of trading. As such, the security was not considered to have readily observable market data that was accurate to support a fair value as prescribed by FASB ASC 820-10-05. The Corporation determined that significant adjustments using unobservable inputs are required to determine fair value at the measurement date.

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

The fair value of private label CMO was determined by discounting the expected cash flows over the life of the security. The discount rate was determined by deriving a discount rate when the markets were considered more active for this type of security. To this estimated discount rate, additions were made for more liquid markets and increased credit risk as well as assessing the risks in the security, such as default risk and severity risk. However, the private label CMO had interruptions of its scheduled principal payments and the Corporation recorded a net settlement principal loss of $24,000 for the six months ended June 30, 2013; this security was sold at its book value on January 4, 2013.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

        For financial assets and liabilities measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2013 and December 31, 2012 are as follows:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

		Fair Value Measurements at Reporting Date Using
Assets Measured at Fair Value on a Recurring Basis	June 30, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
U.S. Treasury & agency securities	$42,138	$42,138	$—	$—
Federal agency obligations	13,858	—	13,858	—
Residential mortgage pass-through securities	49,386	—	49,386	—
Commercial mortgage pass-through securities	9,421	—	9,421	—
Obligations of U.S. states and political subdivisions	40,408	—	40,408	—
Trust preferred securities	19,687	—	19,615	72
Corporate bonds and notes	218,802	—	218,802	—
Asset-backed securities	19,281	—	19,281	—
Certificates of deposit	2,403	—	2,403	—
Equity securities	255	255	—	—
Other securities	4,134	4,134	—	—
Investment securities available-for-sale	$419,773	$46,527	$373,174	$72

		Fair Value Measurements at Reporting Date Using
Assets Measured at Fair Value on a Recurring Basis	December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
U.S. treasury and agency securities	$11,909	$11,909	$—	$—
Federal agency obligations	20,535	—	20,535	—
Residential mortgage pass-through securities	53,784	—	53,784	—
Commercial mortgage pass-through securities	9,969	—	9,969	—
Obligations of U.S. states and political subdivisions	107,714	469	107,245	—
Trust preferred securities	21,249	—	21,213	36
Corporate bonds and notes	237,405	—	237,405	—
Collateralized mortgage obligations	2,120	—	2,120	—
Asset-backed securities	19,742	—	19,742	—
Certificates of deposit	2,865	—	2,865	—
Equity securities	325	325	—	—
Other securities	9,198	9,198	—	—
Securities available-for-sale	$496,815	$21,901	$474,878	$36

The fair values used by the Corporation are obtained from an independent pricing service and represent either quoted market prices for the identical securities (Level 1 inputs) or fair values determined by pricing models using a market approach that considers observable market data, such as interest rate volatilities, LIBOR yield curve, credit spreads and prices from market makers and live trading systems (Level 2). The fair value of the obligations of states and political subdivisions securities was measured at fair value using Level 1 inputs at December 31, 2012 represented the purchase price of the securities since they were acquired near year-end 2012.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 The following tables present the changes in investment securities available-for-sale with significant unobservable inputs (Level 3) for the three and six months ended June 30, 2013 and 2012.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(in thousands)
Balance, beginning of the period	$44	$1,963	$36	$2,115
Interest payment deferrals	15	34	29	68
Principal repayments	—	(112)	—	(170)
Total net losses included in net income	—	(28)	—	(28)
Total net unrealized (losses) gains	13	(1)	7	(129)
Balance, end of the period	$72	$1,856	$72	$1,856

For the six months ended June 30, 2013, there were no transfers of investment securities available-for-sale into or out of Level 1, Level 2, or Level 3 assets, except for securities purchased at year end included in Level 1, representing purchase prices, which subsequently were evaluated and placed in the appropriate Level depending on the observable inputs.

Assets Measured at Fair Value on a Non-Recurring Basis

For assets measured at fair value on a non-recurring basis, the fair value measurements used at June 30, 2013 and December 31, 2012 were as follows:

Impaired Loans	Valuation Techniques	Range of Unobservable Inputs
Residential	Appraisals of collateral value	Adjustment for age of comparable sales, generally a decline of 0-25%
Commercial	Discounted cash flow model	Discount rate from 0% to 6%
Commercial Real Estate	Appraisals of collateral value	Market capitalization rates between 8% to 12%. Market rental rates for similar properties
Construction	Appraisals of collateral value	Adjustment for age comparable sales. Generally a decline of 5% to no change

Other Real Estate Owned
Residential	Appraisals of collateral value	Adjustment for age of comparable sales, generally a decline of 0-25%
Commercial	Appraisals of collateral value	Adjustment for age of comparable sales, generally a decline of 15% to no change

		Fair Value Measurements at Reporting Date Using
Assets Measured at Fair Value on a Non- Recurring Basis	June 30, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Impaired loans	$112	$—	$—	$112
Other real estate owned	220	—	—	220

		Fair Value Measurements at Reporting Date Using
Assets Measured at Fair Value on a Non-Recurring Basis	December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Impaired loans	$4,790	$—	$—	$4,790
Other real estate owned	1,300	—	—	1,300

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following methods and assumptions were used to estimate the fair values of the Corporation’s assets measured at fair value on a non-recurring basis at June 30, 2013 and December 31, 2012.

Impaired Loans. The value of an impaired loan is measured based upon the present value of expected future cash flows discounted at the loan’s effective interest rate, or the fair value of the collateral if the loan is collateral dependent. Smaller balance homogeneous loans that are collectively evaluated for impairment, such as residential mortgage loans and installment loans, are specifically excluded from the impaired loan portfolio. The Corporation’s impaired loans are primarily collateral dependent. Impaired loans are individually assessed to determine that each loan’s carrying value is not in excess of the fair value of the related collateral or the present value of the expected future cash flows. Impaired loans at June 30, 2013 that required a valuation allowance during 2013 were $175,000 with a related valuation allowance of $63,000 compared to $5.4 million with related valuation allowance of $645,000 at December 31, 2012. Impaired loans of $1.2 million had no recorded valuation allowance during the six months ended June 30, 2012. Impaired loans of $1.5 million had no recorded valuation allowance for December 31, 2012.

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

Loans Held-for-Sale. Fair value is estimated using the prices of the Corporation’s existing commitments to sell such loans and/or the quoted market price for commitments to sell similar loans.

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

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Corporation’s financial instruments as of June 30, 2013 and December 31, 2012.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

			Fair Value Measurements
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
June 30, 2013
Financial assets
Cash and due from banks	$61,959	$61,959	$61,959	$—	$—
Investment securities available-for-sale	419,773	419,773	46,527	373,174	72
Investment securities held-to-maturity	136,786	135,354	—	135,354	—
Restricted investment in bank stocks	8,986	8,986	—	8,986	—
Loans held for sale	585	585	585	—	—
Net loans	892,620	896,236	—	—	896,236
Accrued interest receivable	6,850	6,850	—	4,393	2,457

Financial liabilities
Non interest-bearing deposits	219,669	219,669	—	219,669	—
Interest-bearing deposits	1,061,225	1,061,989	—	1,061,989	—
Long-term borrowings	146,000	158,608	—	158,608	—
Subordinated debentures	5,155	5,024	—	5,024	—
Accrued interest payable	811	811	—	811	—

December 31, 2012
Financial assets
Cash and due from banks	$104,134	$104,134	$104,134	$—	$—
Interest bearing deposits with banks	2,004	2,004	2,004	—	—
Investment securities available-for-sale	496,815	496,815	21,901	474,878	36
Investment securities held-to-maturity	58,064	62,431	—	62,431	—
Restricted investment in bank stocks	8,964	8,964	—	8,964	—
Loans held for sale	1,491	1,491	1,491	—	—
Net loans	879,435	897,030	—	—	897,030
Accrued interest receivable	6,849	6,849	—	4,465	2,384

Financial liabilities
Non interest-bearing deposits	215,071	215,071	—	215,071	—
Interest-bearing deposits	1,091,851	1,092,822	—	1,092,822	—
Long-term borrowings	146,000	162,992	—	162,992	—
Subordinated debentures	5,155	5,046	—	5,046	—
Accrued interest payable	874	874	—	874	—

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

At June 30, 2013 and December 31, 2012, the net investment in direct financing lease consists of a minimum lease receivable of $4,591,000 and $4,699,000, respectively, and unearned interest income of $830,000 and $928,000, respectively, for a net investment in direct financing lease of $3,761,000 and $3,771,000, respectively. The net investment in direct financing lease is carried as a component of loans in the Corporation’s consolidated statements of condition.

Minimum future lease receipts of the direct financing lease are as follows:

June 30, 2013
(in thousands)
For years ending December 31,
2013	$108
2014	216
2015	228
2016	265
2017	265
Thereafter	2,679
Total minimum future lease receipts	$3,761

Note 10.  Components of Net Periodic Pension Cost

The Corporation maintained a non-contributory defined benefit pension plan for substantially all of its employees until September 30, 2007, at which time the Corporation froze the plan. The following table sets forth the net periodic pension cost of the Corporation’s pension plan for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands)
Interest cost	$132	$135	$264	$278
Net amortization and deferral	(54)	(12)	(56)	(42)
Net periodic pension cost	$78	$123	$208	$236

Contributions

The Corporation has completed funding for the 2013 plan year, having contributed $3,500,000 to its Pension Trust. The trust is established to provide retirement and other benefits for eligible employees and their beneficiaries. No part of the trust assets may be applied to any purpose other than providing benefits under the plan and for defraying expenses of administering the plan and the trust.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11.  Income Taxes

For the six months ended June 30, 2013, the Corporation recorded income tax expense of $3.7 million, compared with a $4.4 million income tax expense for the six months ended June 30, 2012.

Note 12.  Borrowed Funds

Short-Term Borrowings

Short-term borrowings, which consist primarily of securities sold under agreements to repurchase, Federal Home Loan Bank (“FHLB”) advances and federal funds purchased, generally have maturities of less than one year. The details of these short-term borrowings are presented in the following table.

	June 30, 2013	June 30, 2012
	(dollars in thousands)
Interest rate:
At quarter end	—%	4.75%
Average for the quarter	0.37%	1.15%
Average amount outstanding during the quarter	$769	$182
Maximum amount outstanding at any month end in the quarter	$—	$5,125
Amount outstanding at quarter end	$—	$107

Long-Term Borrowings

Long-term borrowings, which consist primarily of FHLB advances and securities sold under agreements to repurchase, totaled $146.0 million at June 30, 2013 and mature within four to eight years. The FHLB advances are secured by pledges of certain collateral, including but not limited to U.S. government and agency mortgage-backed securities and a blanket assignment of qualifying first lien mortgage loans, consisting of both residential mortgages and commercial real estate loans.

At June 30, 2013, FHLB advances had a weighted average interest rate of 3.44 percent and are contractually scheduled for repayment as follows:

June 30, 2013
(in thousands)
2016	$20,000
Thereafter	95,000
Total	$115,000

The Corporation has entered into agreements under which it has sold securities subject to an obligation to repurchase the same or similar securities. Under these arrangements, the Corporation may transfer legal control over the assets but still retain effective control through an agreement that both entitles and obligates the Corporation to repurchase the assets. The obligation to repurchase the securities is reflected as a liability in the Corporation’s consolidated statement of condition, while the securities underlying the securities sold under agreements to repurchase remain in the respective asset accounts and are delivered to and held as collateral by third party trustees. At June 30, 2013, securities sold under agreements to repurchase had a weighted average interest rate of 5.90 percent and are contractually scheduled for repayment as follows:

June 30, 2013
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

The characteristics of the business trust and capital securities have not changed with the deconsolidation of the trust. The capital securities provide an attractive source of funds since they constitute Tier 1 capital for regulatory purposes and have the same tax advantages as debt for Federal income tax purposes.

The subordinated debentures are redeemable in whole or part prior to maturity on January 23, 2034. The floating interest rate on the subordinated debentures is three-month LIBOR plus 2.85 percent and resets quarterly. The rate at June 30, 2013 was 3.13 percent.

Note 14.  Stockholders’ Equity

On January 12, 2009, the Corporation issued $10 million in nonvoting fixed rate cumulative perpetual preferred stock, Series A to the U.S. Department of Treasury (“Treasury”) under its Capital Purchase Program. As part of the transaction, the Corporation also issued warrants to the Treasury to purchase 173,410 shares of common stock of the Corporation at an exercise price of $8.65 per share. As a result of the successful completion of the Corporation’s rights offering in October 2009, the number of shares underlying the warrants held by the U.S. Treasury was reduced to 86,705 shares, or 50 percent of the original 173,410 shares, as outlined by the provisions of the Capital Purchase Program.

On September 15, 2011, the Corporation issued $11.25 million in nonvoting senior preferred stock to the Treasury under the Small Business Lending Fund Program (“SBLF Program”). Under the Securities Purchase Agreement, the Corporation issued to the Treasury a total of 11,250 shares of the Corporation’s Senior non-cumulative perpetual preferred stock, Series B, having a liquidation value of $1,000 per share. Simultaneously, using the proceeds from the issuance of the Series B Preferred Stock, the Corporation redeemed from the Treasury, all 10,000 outstanding shares of its fixed rate cumulative perpetual preferred stock, Series A, liquidation amount $1,000 per share, for a redemption price of $10,041,667, including accrued but unpaid dividends up to the date of redemption. The investment in the SBLF program provided the Corporation with approximately $1.25 million additional Tier 1 capital. The capital received under the program enables the Corporation to continue to serve its small business clients through the commercial lending program.

On December 7, 2011, the Corporation repurchased the warrants issued on January 12, 2009 to the U.S. Treasury as part of its participation in the U.S. Treasury’s TARP Capital Purchase Program. In the repurchase, the Corporation paid the U.S. Treasury $245,000 for the warrants.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this analysis is to provide the reader with information relevant to understanding and assessing the Corporation’s results of operations for the periods presented herein and financial condition as of June 30, 2013 and December 31, 2012. In order to fully understand this analysis, the reader is encouraged to review the consolidated financial statements and accompanying notes thereto appearing elsewhere in this report.

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

Critical Accounting Policies and Estimates

The accounting and reporting policies followed by Center Bancorp, Inc. and its subsidiaries (collectively, the “Corporation”) conform, in all material respects, to U.S. generally accepted accounting principles. In preparing the consolidated financial statements, management has made estimates, judgments and assumptions that affect the reported amounts of assets and liabilities as of the dates of the consolidated statements of condition and for the periods indicated in the consolidated statements of operations. Actual results could differ significantly from those estimates.

The Corporation’s accounting policies are fundamental to understanding Management’s Discussion and Analysis (“MD&A”) of financial condition and results of operations. The Corporation has identified the determination of the allowance for loan losses, the other-than-temporary impairment evaluation of securities, the evaluation of the impairment of goodwill and the evaluation of deferred tax assets to be critical because management must make subjective and/or complex judgments about matters that are inherently uncertain and could be most subject to revision as new information becomes available. Additional information on these policies is provided below.

Allowance for Loan Losses and Related Provision

The allowance for loan losses represents management’s estimate of probable credit losses inherent in the loan portfolio. Determining the amount of the allowance for loan losses is considered a critical accounting estimate because it requires significant judgment and the use of estimates related to the amount and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, individual credit situation and consideration of current economic trends and conditions, all of which may be susceptible to significant change. The loan portfolio also represents the largest asset type on the consolidated statements of condition.

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

In instances when a determination is made that an other-than-temporary impairment exists but the investor does not intend to sell the debt security and it is not more likely than not that it will be required to sell the debt security prior to its anticipated recovery. The other-than-temporary impairment is separated into (a) the amount of the total other-than-temporary impairment related to a decrease in cash flows expected to be collected from the debt security (the credit loss) and (b) the amount of the total other-than-temporary impairment related to all other factors. The amount of the total other-than-temporary impairment related to the credit loss is recognized in earnings. The amount of the total other-than-temporary impairment related to all other factors is recognized in other comprehensive income.

Fair Value of Investment Securities

FASB ASC 820-10-35 clarifies the application of the provisions of FASB ASC 820-10-05 in an inactive market and how an entity would determine fair value in an inactive market. The Corporation applies the guidance in FASB ASC 820-10-35 when determining fair value for the Corporation’s private label collateralized mortgage obligations, pooled trust preferred securities and single name corporate trust preferred securities. See Note 8 of the Notes to Consolidated Financial Statements for further discussion.

FASB ASC 820-10-65 provides additional guidance for estimating fair value in accordance with FASB ASC 820-10-05 when the volume and level of activity for the asset or liability have significantly decreased. This ASC also includes guidance on identifying circumstances that indicate a transaction is not orderly.

Goodwill

The Corporation adopted the provisions of FASB ASC 350-10, which requires that goodwill be reported separate from other intangible assets in the Consolidated Statements of Condition and not be amortized but rather tested for impairment annually or more frequently if impairment indicators arise. No impairment charge was deemed necessary for the six months ended June 30, 2013 and 2012.

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

Fluctuations in the actual outcome of these future tax consequences could impact the Corporation’s consolidated financial condition or results of operations.  Note 11 of the 2012 form 10-K of the Notes to Consolidated Financial Statements includes additional discussion on the accounting for income taxes.

Earnings

Net income available to common stockholders for the three months ended June 30, 2013 amounted to $4,895,000 compared to $4,269,000 for the comparable three-month period ended June 30, 2012. The Corporation recorded earnings per diluted common share of $0.30 for the three months ended June 30, 2013 as compared with earnings of $0.26 per diluted common share for the same three months in 2012. Dividends relating to the preferred stock issued to the U.S. Treasury reduced earnings per share by approximately $0.002 and $0.005 per fully diluted common share for the three month periods ended June 30, 2013 and 2012, respectively. The annualized return on average assets was 1.22 percent for the three months ended June 30, 2013, compared to 1.16 percent for the three months ended June 30, 2012. The annualized return on average stockholders’ equity was 11.84 percent for the three-month period ended June 30, 2013, compared to 11.96 percent for the three months ended June 30, 2012.

Net income available to common stockholders for the six months ended June 30, 2013 amounted to $9,763,000 compared to $8,359,000 for the comparable six-month period ended June 30, 2012. The Corporation recorded earnings per diluted common share of $0.60 for the six months ended June 30, 2013 as compared with earnings of $0.51 per diluted common share for the same six months in 2012. Dividends relating to the preferred stock issued to the U.S. Treasury reduced earnings per share by approximately $0.005 and $0.014 per fully diluted common share for the six month periods ended June 30, 2013 and 2012, respectively. The annualized return on average assets was 1.22 percent for the six months ended June 30, 2013, compared to 1.16 percent for six months ended June 30, 2012. The annualized return on average stockholders’ equity was 11.96 percent for the six-month period ended June 30, 2013, compared to 12.00 percent for the six months ended June 30, 2012.

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

The following table presents the components of net interest income on a fully tax-equivalent basis for the periods indicated.

Net Interest Income

(tax-equivalent basis)

	Three Months Ended June 30, 2013				Six Months Ended June 30, 2013
			Increase	Percent			Increase	Percent
(dollars in thousands)	2013	2012	(Decrease)	Change	2013	2012	(Decrease)	Change
Interest income:
Investment securities AFS	$3,521	$3,750	$(229)	(6.1)%	$7,410	$7,326	$84	1.1%
Investment securities HTM	1,048	662	386	58.3	1,810	1,391	419	30.1
Loans, including net costs	9,892	9,414	478	5.1	19,815	18,799	1,016	5.4
Restricted investment in bank stocks, at cost	99	111	(12)	(10.8)	207	232	(25)	(50.0)
Other interest-bearing deposits	—	4	(4)	(100.0)	2	4	(2)	(10.8)
Total interest income	14,560	13,941	619	4.4	29,244	27,752	1,492	5.4
Interest expense:
Time deposits $100 or more	220	182	38	20.9	459	434	(25)	5.8
All other deposits	1,063	1,126	(63)	(5.6)	2,108	2,282	(174)	(7.6)
Borrowings	1,468	1,642	(174)	(10.6)	2,918	3,284	(366)	(11.1)
Total interest expense	2,751	2,950	(199)	(6.7)	5,485	6,000	(515)	(8.6)
Net interest income on a fully tax-equivalent basis	11,809	10,991	818	7.4	23,759	21,752	2,007	9.2
Tax-equivalent adjustment (1)	(581)	(445)	(136)	30.6	(1,161)	(861)	(300)	34.8
Net interest income	11,228	10,546	682	6.5	$22,598	$20,891	$1,707	8.2%

(1)   Computed using a federal income tax rate of 35 percent for 2013 and 2012.

Net interest income on a fully tax-equivalent basis increased $818,000 or 7.4 percent to $11.8 million for the three months ended June 30, 2013 as compared to the same period in 2012. For the three months ended June 30, 2013, the net interest margin contracted 1 basis point to 3.28 percent from 3.29 percent during the three months ended June 30, 2012. For the three months ended June 30, 2013, a decrease in the average yield on interest-earning assets of 13 basis points was partially offset by a decrease in the average cost of interest-bearing liabilities of 10 basis points, resulting in a decrease in the Corporation’s net interest spread of 3 basis points for the period. Net interest margin compression during the second quarter period of 2013, occurred primarily as result of a high liquidity pool carried during the quarter. This, coupled with a continued high level of prepayment speeds on mortgage-backed securities in the investment portfolio and a high level of loan modifications during the quarter, dampened other actions (including a growth in the Corporation’s customer base and enhancement the Corporation’s liquidity position, effected while the Corporation increased its earning assets base) taken to improve the margin.

Net interest income on a fully tax-equivalent basis increased $2.0 million or 9.2 percent to $23.8 million for the six months ended June 30, 2013 as compared to the same period in 2012. For the six months ended June 30, 2013, the net interest margin contracted 5 basis points to 3.29 percent from 3.34 percent during the six months ended June 30, 2012. For the six months ended June 30, 2013, a decrease in the average yield on interest-earning assets of 21 basis points was partially offset by a decrease in the average cost of interest-bearing liabilities of 13 basis points, resulting in a decrease in the Corporation’s net interest spread of 8 basis points for the period.

For the three-month period ended June 30, 2013, interest income on a tax-equivalent basis increased by $619,000 or 4.4 percent compared to the same three-month period in 2012. This increase in interest income was due primarily to a volume increase in loans and investment securities partially offset by a decline in yields due to the lower interest rate environment. Average investment securities volume increased during the current three-month period by $12.2 million, to $543.7 million, compared to the second quarter of 2012. The loan portfolio increased on average $97.8 million, to $888.2 million, from an average of $790.4 million in the same quarter in 2012, reflecting net increases in commercial loans and commercial real estate related sectors of the loan portfolio. Average loans represented approximately 61.6 percent of average interest-earning assets during the second quarter of 2013 compared to 59.2 percent in the same quarter in 2012.

For the six-month period ended June 30, 2013, interest income on a tax-equivalent basis increased by $1.5 million or 5.4 percent compared to the same three-month period in 2012. This increase in interest income was due primarily to a volume increase in loans and investment securities partially offset by a decline in yields due to the lower interest rate environment. Average investment securities volume increased during the current six-month period by $32.7 million, to $551.6 million, compared to the same period of 2012. The loan portfolio increased on average $108.0 million, to $881.1 million, from an average of $773.1 million in the same period in 2012, reflecting net increases in commercial loans and commercial real estate related sectors of the loan portfolio. Average loans represented approximately 61.1 percent of average interest-earning assets during the first six months of 2013 compared to 59.3 percent in the same six months in 2012.

For the three months ended June 30, 2013, interest expense decreased $199,000, or 6.7 percent from the same period in 2012. The average rate of interest-bearing liabilities decreased 10 basis points to 0.91 percent for the three months ended June 30, 2013, from 1.01 percent for the three months ended June 30, 2012. At the same time, the volume of average interest-bearing liabilities increased by $42.9 million. This increase was primarily in money market, savings, and other interest-bearing deposits of $32.8 million, $11.9 million and $16.6 million, respectively, and was partially offset by decreases in borrowings of $14.4 million and time deposits of $4.0 million. Since 2009 steps have been taken to improve the Corporation’s net interest margin by allowing the runoff of certain high rate deposits and to position the Corporation for further high-costing cash outflows. The result of these actions, together with the reduction in market interest rates, has been a decline in the Corporation’s average cost of funds. For the three months ended June 30, 2013, the Corporation’s net interest spread on a tax-equivalent basis decreased to 3.13 percent, from 3.16 percent for the three months ended June 30, 2012.

For the six months ended June 30, 2013, interest expense decreased $515,000, or 8.6 percent from the same period in 2012. The average rate of interest-bearing liabilities decreased 13 basis points to 0.91 percent for the six months ended June 30, 2013, from 1.04 percent for the six months ended June 30, 2012. At the same time, the volume of average interest-bearing liabilities increased by $56.2 million. This increase was primarily in money market, savings, and other interest-bearing deposits of $45.6 million, $12.4 million and $27.6 million, respectively, and was partially offset by decreases in borrowings of $14.6 million and time deposits of $14.7 million. For the six months ended June 30, 2013, the Corporation’s net interest spread on a tax-equivalent basis decreased to 3.14 percent, from 3.22 percent for the six months ended June 30, 2012.

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

Analysis of Variance in Net Interest Income Due to Changes in Volume and Rates

	Three Months Ended June 30, 2013 and 2012 Increase (Decrease) Due to Change in:			Six Months Ended June 30, 2013 and 2012 Increase (Decrease) Due to Change in:
(tax-equivalent basis, in thousands)	Average Volume	Average Rate	Net Change	Average Volume	Average Rate	Net Change

Interest-earning assets:
Investment securities:
Available-for-sale
Taxable	$(119)	$(86)	$(205)	$82	$(266)	$(184)
Tax-exempt	2	(26)	(24)	375	(107)	268
Held-to-maturity
Taxable	(115)	86	(29)	(322)	151	(171)
Tax-exempt	520	(105)	415	762	(172)	590
Total investment securities	288	(131)	157	897	(394)	503
Loans	1,115	(637)	478	2,557	(1,541)	1,016
Restricted investment in bank stocks	(2)	(10)	(12)	(5)	(20)	(25)
Other interest bearing deposits	(4)	—	(4)	(2)	—	(2)
Total interest-earning assets	1,397	(778)	619	3,447	(1,955)	1,492

Interest-bearing liabilities:
Money market deposits	35	1	36	98	(55)	43
Savings deposits	11	(18)	(7)	23	(61)	(38)
Time deposits	10	(57)	(47)	(73)	(68)	(141)
Other interest-bearing deposits	18	(25)	(7)	58	(71)	(13)
Total interest-bearing deposits	74	(99)	(25)	106	(255)	(149)
Borrowings and subordinated debentures	(140)	(34)	(174)	(285)	(81)	(366)
Total interest-bearing liabilities	(66)	(133)	(199)	(179)	(336)	(515)
Change in net interest income	$1,463	$(645)	$818	$3,626	$(1,619)	$2,007

The following tables, “Average Statements of Condition with Interest and Average Rates”, present for the three and six months ended June 30, 2013 and 2012, the Corporation’s average assets, liabilities and stockholders’ equity. The Corporation’s net interest income, net interest spread and net interest margin are also reflected.

Average Statements of Condition with Interest and Average Rates

	Three Months Ended June 30,
	2013			2012
(tax-equivalent basis)	Average Balance	Interest Income/ Expense	Average Rate	Average Balance	Interest Income/ Expense	Average Rate
	(dollars in thousands)
Assets
Interest-earning assets:
Investment securities (1) :
Available-for-sale
Taxable	$376,944	$2,698	2.86%	$393,353	$2,903	2.95%
Tax-exempt	71,545	823	4.60	71,467	847	4.74
Held-to-maturity
Taxable	22,712	209	3.68	37,688	238	2.53
Tax-exempt	72,451	839	4.63	28,938	424	5.86
Total investment securities	543,652	4,569	3.36	531,446	4,412	3.32
Loans (2)	888,175	9,892	4.45	790,382	9,414	4.76
Restricted investment in bank stocks	8,995	99	4.40	9,143	111	4.86
Other interest-bearing deposits	—	—	—	5,242	4	0.31
Total interest-earning assets	1,440,822	14,560	4.04	1,336,213	13,941	4.17
Non interest-earning assets:
Cash and due from banks	100,807			93,473
Bank-owned life insurance	35,049			29,298
Intangible assets	16,845			16,884
Other assets	31,193			32,203
Allowance for loan losses	(10,214)			(9,813)
Total non interest-earning assets	173,680			162,045
Total assets	$1,614,502			$1,498,258
Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Money market deposits	$396,920	$420	0.42%	$364,121	$384	0.42%
Savings deposits	200,433	167	0.33	188,550	174	0.37
Time deposits	172,865	402	0.93	176,869	449	1.02
Other interest-bearing deposits	289,334	294	0.41	272,690	301	0.44
Total interest-bearing deposits	1,059,552	1,283	0.48	1,002,230	1,308	0.52
Short-term and long-term borrowings	146,769	1,428	3.89	161,144	1,599	3.97
Subordinated debentures	5,155	40	3.10	5,155	43	3.34
Total interest-bearing liabilities	1,211,476	2,751	0.91	1,168,529	2,950	1.01
Non interest-bearing liabilities:
Demand deposits	219,965			173,248
Other liabilities	16,676			10,874
Total non interest-bearing liabilities	236,641			184,122
Stockholders’ equity	166,385			145,607
Total liabilities and stockholders’ equity	$1,614,502			$1,498,258
Net interest income (tax-equivalent basis)		11,809			10,991
Net interest spread			3.13%			3.16%
Net interest margin (3)			3.28%			3.29%
Tax-equivalent adjustment (4)		(581)			(445)
Net interest income		$11,228			$10,546

(1)	Average balances are based on amortized cost.
(2)	Average balances include loans on non-accrual status.
(3)	Represents net interest income as a percentage of total average interest-earning assets.
(4)	Computed using a federal income tax rate of 35 percent for 2013 and 2012.

Average Statements of Condition with Interest and Average Rates

	Six Months Ended June 30,
	2013			2012
(tax-equivalent basis)	Average Balance	Interest Income/ Expense	Average Rate	Average Balance	Interest Income/ Expense	Average Rate
	(dollars in thousands)
Assets
Interest-earning assets:
Investment securities (1) :
Available-for-sale
Taxable	$388,088	$5,525	2.85%	$382,559	$5,709	2.98%
Tax-exempt	83,159	1,885	4.53	66,789	1,617	4.84
Held-to-maturity
Taxable	20,802	377	3.62	40,691	548	2.69
Tax-exempt	59,551	1,433	4.81	28,823	843	5.85
Total investment securities	551,600	9,220	3.34	518,862	8,717	3.36
Loans (2)	881,085	19,815	4.50	773,097	18,799	4.86
Restricted investment in bank stocks	8,980	207	4.61	9,188	232	5.05
Other interest-bearing deposits	709	2	0.56	2,621	4	0.31
Total interest-earning assets	1,442,374	29,244	4.05	1,303,768	27,752	4.26
Non interest-earning assets:
Cash and due from banks	94,570			107,832
Bank-owned life insurance	34,973			29,173
Intangible assets	16,850			16,891
Other assets	30,730			31,849
Allowance for loan losses	(10,221)			(9,748)
Total non interest-earning assets	166,902			175,997
Total assets	$1,609,276			$1,479,765
Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Money market deposits	$390,086	$818	0.42%	$344,522	$775	0.45%
Savings deposits	198,628	330	0.33	186,257	368	0.40
Time deposits	175,741	832	0.95	190,427	973	1.02
Other interest-bearing deposits	295,946	587	0.40	268,388	600	0.45
Total interest-bearing deposits	1,060,401	2,567	0.48	989,594	2,716	0.55
Short-term and long-term borrowings	146,552	2,839	3.87	161,182	3,199	3.97
Subordinated debentures	5,155	79	3.06	5,155	85	3.30
Total interest-bearing liabilities	1,212,108	5,485	0.91	1,155,931	6,000	1.04
Non interest-bearing liabilities:
Demand deposits	216,432			170,585
Other liabilities	16,107			10,240
Total non interest-bearing liabilities	232,539			180,825
Stockholders’ equity	164,629			143,009
Total liabilities and stockholders’ equity	$1,609,276			$1,479,765
Net interest income (tax-equivalent basis)		23,759			21,752
Net interest spread			3.14%			3.22%
Net interest margin (3)			3.29%			3.34%
Tax-equivalent adjustment (4)		(1,161)			(861)
Net interest income		$22,598			$20,891

(1)	Average balances are based on amortized cost.
(2)	Average balances include loans on non-accrual status.
(3)	Represents net interest income as a percentage of total average interest-earning assets.
(4)	Computed using a federal income tax rate of 35 percent for 2013 and 2012.

Investment Portfolio

At June 30, 2013, the principal components of the investment securities portfolio were U.S. Treasury and agency obligations, federal agency obligations, mortgage-backed securities, obligations of U.S. states and political subdivisions, corporate bonds and notes, trust preferred securities, asset backed securities and equity securities.

During the six months ended June 30, 2013, approximately $78.9 million in investment securities were sold from the available-for-sale portfolio. The cash flow from the sale of investment securities was primarily used to purchase new securities. The Corporation’s sales from its available-for-sale investment portfolio reflect continued volatility present in the market. Given the historic low interest rates prevalent in the market, it is necessary for the Corporation to protect itself from interest rate exposure. Securities that once appeared to be sound investments can, after changes in the market, become securities that the Corporation must sell in order to avoid losses and mismatches of interest-earning assets and interest-bearing liabilities.

For the three months ended June 30, 2013, average investment securities increased $12.3 million to approximately $543.7 million, or 37.7 percent of average interest-earning assets, from $531.4 million on average, or 39.8 percent of average interest-earning assets, for the comparable period in 2012. This increase reflects, in part, the acquisition of $37.1 million of investment securities from Saddle River Valley Bank on August 1, 2012. For the six months ended June 30, 2013, average investment securities increased $32.7 million to approximately $551.6 million, or 38.2 percent of average interest-earning assets, from $518.9 million on average, or 39.8 percent of average interest-earning assets, for the comparable period in 2012.

During the three-month period ended June 30, 2013, the volume-related factors applicable to the investment portfolio increased interest income by approximately $288,000 while rate-related changes resulted in a decrease in interest income of approximately $131,000 from the same period in 2012. The tax-equivalent yield on investments increased by 4 basis points to 3.36 percent from a yield of 3.32 percent during the comparable period in 2012. The yield on the taxable investment portfolio was 2.91 percent for the six months period. An increase in the volume of tax exempt municipal securities during the period was offset by a decrease of 44 basis points in the yield on the tax exempt portfolio.

During the six-month period ended June 30, 2013, the volume-related factors applicable to the investment portfolio increased interest income by approximately $897,000 while rate-related changes resulted in a decrease in interest income of approximately $394,000 from the same period in 2012. The tax-equivalent yield on investments decreased by 2 basis points to 3.34 percent from a yield of 3.36 percent during the comparable period in 2012. A 7 basis points decrease in taxable yield was partially offset by an increase in the purchase of tax exempt municipal securities during the period.

For the six months ended June 30, 2013, the Corporation recorded principal losses of $24,000 on a variable rate CMO, which was sold. See Note 6 of the Notes to the Consolidated Financial Statements for further discussion.

At June 30, 2013, net unrealized gains on investment securities available-for-sale, which are carried as a component of accumulated other comprehensive income and included in stockholders’ equity, net of tax, amounted to $2.3 million as compared with net unrealized gains of $14.4 million at December 31, 2012. At June 30, 2013, the net unrealized gains on investment securities held-to-maturity that were transferred from securities available-for-sale, are carried, net of tax, as a component of accumulated other comprehensive income and included in stockholders’ equity. The gross unrealized losses associated with agency securities and federal agency obligations, mortgage-backed securities, corporate bonds and tax-exempt securities are not considered to be other-than-temporary because their unrealized losses are related to changes in interest rates and do not affect the expected cash flows of the underlying collateral or issuer.

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

At June 30, 2013, total loans amounted to $902.8 million, an increase of $13.2 million or 1.5 percent as compared to December 31, 2012. For the three-month period ended June 30, 2013, growth of $33.4 million and $62.1 million in the commercial and industrial and commercial real estate portfolios and $5.0 million in the construction portfolio offset by decreases of $4.7 million in residential mortgage loans and $49,000 in the installment loan portfolio compared to June 30, 2012. Total gross loans recorded in the quarter included $88.5 million of new loans and advances, offset by payoffs and principal payments of $65.2 million.

At June 30, 2013, the Corporation had $84.3 million in outstanding loan commitments which are expected to fund over the next 90 days.

Average total loans increased $97.8 million or 12.4 percent for the three months ended June 30, 2013 as compared to the same period in 2012, while the average yield on loans decreased by 31 basis points as compared with the same period in 2012. The decrease in the average yield on loans was primarily the result of lower market interest rates on the repricing of existing loans and the origination of new loans. The increase in average total loan volume was due primarily to increased customer activity and new lending relationships. The volume increase also reflects the acquisition of $52.2 million of loans from Saddle River Valley Bank on August 1, 2012. The volume-related factors during the period contributed increased interest income of $1.1 million, while the rate-related changes decreased interest income by $637,000.

Average total loans increased $108.0 million or 14.0 percent for the six months ended June 30, 2013 as compared to the same period in 2012, while the average yield on loans decreased by 36 basis points as compared with the same period in 2012.

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

At June 30, 2013, the level of the allowance was $10,202,000 as compared to $10,237,000 at December 31, 2012. Provisions to the allowance for the three-month period ended June 30, 2013 totaled $0 compared to ($107,000) for the same period in 2012. The net charge offs were $30,000 for the three months ended June 30, 2013 compared to $574,000 in net recoveries for the three months ended June 30, 2012, bringing the Corporation’s net charge offs to $35,000 for the six months of 2013 compared to net recoveries of $619,000 for the same period of 2012. The allowance for loan losses as a percentage of total loans amounted to 1.13 percent at June 30, 2013 compared to 1.15 percent at December 31, 2012.

The level of the allowance for the respective periods of 2013 and 2012 reflects the credit quality within the loan portfolio, the loan volume recorded during the periods, the changing composition of the commercial and residential real estate loan portfolios and other related factors. In management’s view, the level of the allowance at June 30, 2013 is adequate to cover losses inherent in the loan portfolio. Management’s judgment regarding the adequacy of the allowance constitutes a “Forward-Looking Statement” under the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from management’s analysis, based principally upon the factors considered by management in establishing the allowance.

Changes in the allowance for loan losses are presented in the following table for the periods indicated.

	Six Months Ended June 30,
	2013	2012
	(dollars in thousands)
Average loans for the period	$881,085	$773,097
Total loans at end of period	902,822	807,454

Analysis of the Allowance for Loan Losses:
Balance — beginning of year	$10,237	$9,602
Charge-offs:
Commercial real estate loans	(50)	—
Installment loans	(16)	(8)
Total charge-offs	(66)	(8)
Recoveries:
Commercial and industrial	21	—
Commercial real estate	8	—
Construction	—	540
Residential mortgage loans	—	85
Installment loans	2	2
Total recoveries	31	627
Net (charge-offs) recoveries	(35)	619
Provision for loan losses	—	—
Balance — end of period	$10,202	$10,221
Ratio of net charge-offs (recoveries) during the period to average loans during the period (1)	N/M	(0.16)%
Allowance for loan losses as a percentage of total loans	1.13%	1.27%

(1)	Annualized.

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

	June 30, 2013	December 31, 2012
	(in thousands)
Non-accrual loans	$2,508	$3,616
Accruing loans past due 90 days or more	53	55
Total non-performing loans	2,561	3,671
Other real estate owned	220	1,300
Total non-performing assets	$2,781	$4,971
Troubled debt restructured loans — performing	$2,585	$6,813

At June 30, 2013, non-performing assets totaled $2.8 million, or 0.17 percent of total assets, as compared with $5.4 million, or 0.36 percent, at June 30, 2012 and $5.0 million, or 0.31 percent, at December 31, 2012. The decrease from June 30, 2012 reflects the ability to satisfactorily work out the problem loans that exist. The largest component of the remaining non-accrual loans is comprised of one relationship totaling $629,000, or 25.1 percent of the total, secured by a senior lien on a residential property, located in Morris County, New Jersey.

The Corporation held $220,000 in other real estate owned at June 30, 2013 and $1.3 million at December 31, 2012, respectively.

Troubled debt restructured loans totaled $4.0 million at June 30, 2013 and $8.3 million at December 31, 2012. A total of $2.59 million and $6.81 million of troubled debt restructured loans were performing pursuant to the terms of their respective modifications at June 30, 2013 and December 31, 2012, respectively.

Overall credit quality in the Bank’s loan portfolio at June 30, 2013 remained relatively strong. Other known “potential problem loans” (as defined by SEC regulations), some of which are non-performing loans and are included in the table above, as of June 30, 2013 have been identified and internally risk-rated as assets specially mentioned or substandard. Such loans amounted to $33.3 million and $47.4 million at June 30, 2013 and December 31, 2012, respectively. The improvement in credit quality occurred as the commercial and industrial loans decreased $311,000 in special mention and $179,000 in the substandard category. Commercial real estate loans decreased $6.3 million in special mention and decreased $5.6 million in the substandard category. Residential mortgage loans decreased $5,000 in special mention and decreased in the substandard category by $781,000. Construction loans decreased $810,000 in the special mention category and decreased $170,000 in the substandard category. Installment loans decreased $9,000 in the substandard category. These loans are considered potential problem loans due to a variety of changing conditions affecting the credits, including general economic conditions and/or conditions applicable to the specific borrowers. The Corporation has no foreign loans.

At June 30, 2013, other than the loans set forth above, the Corporation is not aware of any loans which present serious doubts as to the ability of its borrowers to comply with present loan repayment terms and which are expected to fall into one of the categories set forth in the tables or descriptions above.

Other Income

The following table presents the principal categories of other income for the periods indicated.

	Three Months Ended June 30,				Six Months Ended June 30,
			Increase	Percent			Increase	Percent
(dollars in thousands)	2013	2012	(Decrease)	Change	2013	2012	(Decrease)	Change
Service charges, commissions and fees	$451	$421	$30	7.1%	$857	$867	$(10)	(1.2)%
Annuities and insurance commission	146	48	98	204.2	246	92	154	167.4
Bank-owned life insurance	274	246	28	11.4	839	497	342	68.8
Net investment securities gains	600	513	87	17.0	919	1,450	(531)	(36.6)
Loan related fees	114	95	19	20.0	253	205	48	23.4
Net gains on sales of loans held for sale	91	100	(9)	(9.0)	229	226	3	1.3
All other	31	181	(150)	(82.9)	209	222	(13)	(5.9)
Total other income	$1,707	$1,604	$103	6.4%	$3,552	$3,559	$(7)	(0.2)%

For the three months ended June 30, 2013, total other income amounted to $1.7 million, compared to total other income of $1.6 million for the same period in 2012. The increase of $103,000 for the three months ended June 30, 2013 was primarily as a result of higher net investment securities gains (increasing to $600,000 for the three months ended June 30, 2013 from net investment gains of $513,000 for the same period last year). Excluding net investment securities gains, the Corporation recorded total other income of $1.11 million for the three months ended June 30, 2013, compared to $1.09 million for the three months ended June 30, 2012. This increase reflected increases of $30,000 in service charges, $98,000 in annuity and insurance commissions, $28,000 in bank-owned life insurance, $19,000 in loans related fees, offset by a $9,000 decrease in net gains on sales of loans held for sale and $150,000 in all other income.

For the six months ended June 30, 2013, total other income decreased $7,000 compared to the same period in 2012, primarily as a result of net investment gains and losses. Excluding net investment securities gains, the Corporation recorded total other income of $2.6 million for the six months ended June 30, 2013, compared to $2.1 million for the six months ended June 30, 2012. The increases in other income categories for the six months ended June 30, 2013 were recorded primarily in annuity and insurance commissions of $154,000, $342,000 in bank-owned life insurance (including $291,000 in death benefits), $48,000 in loan related fees and $3,000 in net gain on sales of loans held for sale, offset by a $10,000 decrease in service charges, commissions and fees and $13,000 in all other income.

Other Expense

The following table presents the principal categories of other expense for the periods indicated.

	Three Months Ended June 30,				Six Months Ended June 30,
			Increase	Percent			Increase	Percent
(dollars in thousands)	2013	2012	(Decrease)	Change	2013	2012	(Decrease)	Change
Salaries and employee benefits	$3,335	$3,055	$280	9.2%	$6,825	$6,173	$652	10.6%
Occupancy and equipment	811	606	205	33.8	1,717	1,306	411	31.5
FDIC insurance	208	270	(62)	(23.0)	521	569	(48)	(8.4)
Professional and consulting	230	294	(64)	(21.8)	449	540	(91)	(16.9)
Stationery and printing	78	96	(18)	(18.8)	163	180	(17)	(9.4)
Marketing and advertising	62	56	6	10.7	163	87	76	87.4
Computer expense	343	362	(19)	(5.2)	696	715	(19)	(2.7)
Other real estate owned, net	107	22	85	386.4	126	84	42	50.0
All other	902	929	(27)	(2.9)	1,954	1,843	111	6.0
Total other expense	$6,076	$5,690	$386	6.8%	$12,614	$11,497	$1,117	9.7%

For the three months ended June 30, 2013, total other expense increased $386,000, or 6.8 percent, from the comparable three months ended June 30, 2012. This was primarily attributable to increases in salaries and employee benefits of $280,000, occupancy and equipment of $205,000, and other real estate owned of $85,000, partially offset by decreases in FDIC insurance of $62,000, professional and consulting of $64,000, stationery and printing of $18,000, computer expense of $19,000 and all other of $27,000. For the six months ended June 30, 2013, total other expense increased $1.12 million, or 9.7 percent from the same period in 2012.

Salaries and employee benefits expense for the quarter ended June 30, 2013 increased $280,000 or 9.2 percent over the comparable period in the prior year. These increases were primarily due to additions to staff, including the Saddle River Valley Bank acquisition and Englewood and Princeton New Jersey branches, merit increases and higher benefit costs. For the six months ended June 30, 2013, salaries and employee benefits expense increased $652,000, or 10.6 percent. Full-time equivalent staffing levels were 171 at June 30, 2013 and 165 at June 30, 2012.

Occupancy and equipment expense for the quarter ended June 30, 2013 increased $205,000, or 33.8 percent, from the comparable three-month period in 2012. The increase for the quarter was primarily attributable to higher rent expense of $132,000 and building and equipment expenses of $13,000. For the six months ended June 30, 2013, occupancy and equipment expense increased $411,000, or 31.5 percent from the same period last year. The increase was primarily attributable to increases of $14,000 in real estate taxes, $20,000 in utilities, $110,000 in building and equipment, $227,000 in rent expense, $15,000 in depreciation expense, and $24,000 in insurance expense.

FDIC insurance expense decreased $62,000, or 23.0 percent, for the three months ended June 30, 2013 compared to the same period in 2012. For the six months ended June 30, 2013, FDIC insurance expense decreased $48,000 compared to the same period in 2012. The decrease was caused by the return of the prepaid assessment by the FDIC.

Marketing and advertising expense increased $6,000 or 10.7 percent for the three months ended June 30, 2013 compared to the same period in 2012. The increase was caused by increased print and other media expense due to Englewood Banking Center, loan product promotion and private banking wealth management promotion. For the six months ended June 30, 2013, marketing and adverting expense increased $76,000, or 87.4 percent, from the comparable period in 2012.

Professional and consulting expense for the three months ended June 30, 2013 decreased $64,000 or 21.8 percent compared to the comparable quarter of 2012, reflecting lower expenses related to loan workout. For the six months ended June 30, 2013, professional and consulting expense decreased $91,000, or 16.9 percent, from the comparable period in 2012.

All other expense for the three months ended June 30, 2013 decreased $27,000, or 2.9 percent, compared to the same quarter of 2012. For the six months ended June 30, 2013, all other expense increased $111,000, or 6.0 percent compared to the same period in 2012.

Stationery and printing expense decreased $18,000 or 18.8 percent for the three months ended June 30, 2013 compared to the same period in 2012. For the six months ended June 30, 2013, stationery and printing expense decreased $17,000 or 9.4 percent.

Computer expense decreased $19,000 or 5.2 percent for the three months ended June 30, 2013. For the six months ended June 30, 2013, computer expense decreased $19,000 or 2.7 percent.

Other real estate owned expense increased $85,000 or 386.4 percent for the three months ended June 30, 2013 compared to the same quarter of 2012. For the six months ended June 30, 2013, other real estate owned expense increased $42,000 or 50.0 percent.

Provision for Income Taxes

For the quarter ended June 30, 2013, the Corporation recorded income tax expense of $1.9 million, compared with $2.2 million of income tax expense for the quarter ended June 30, 2012. The effective tax rates for the quarterly periods ended June 30, 2013 and 2012 were 28.2 percent and 33.7 percent, respectively. The lower effective tax rate in the second quarter of 2013 was primarily due to the formation of a tax advantaged subsidiary in the fourth quarter of 2012 and a higher level of tax advantaged revenues from tax exempt investment securities and bank-owned life insurance.

For the six months ended June 30, 2013, income tax expense amounted to $3.7 million compared with $4.4 million of income tax expense for the comparable period in 2012. The effective tax rates for the respective six-month periods ended June 30, 2013 and 2012 were 27.3 percent and 33.7 percent, respectively.

Recent Accounting Pronouncements

Note 4 of the Notes to Consolidated Financial Statements discusses the expected impact of accounting pronouncements recently issued or proposed but not yet required to be adopted.

Asset and Liability Management

Asset and liability management encompasses an analysis of market risk, the control of interest rate risk (interest sensitivity management) and the ongoing maintenance and planning of liquidity and capital. The composition of the Corporation’s statement of condition is planned and monitored by the Bank’s Asset and Liability Committee (“ALCO”). In general, management’s objective is to optimize net interest income and minimize market risk and interest rate risk by monitoring the components of the statement of condition and the interaction of interest rates.

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

At June 30, 2013, the Corporation reflected a positive interest sensitivity gap with an interest sensitivity ratio of 1.60:1.00 at the cumulative one-year position. Based on management’s perception of interest rates remaining low through 2013, emphasis has been, and is expected to continue to be, placed on controlling liability costs while extending the maturities of liabilities in order to minimize the impact on the net interest spread of rising interest rates in the future. However, no assurance can be given that this objective will be met.

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

At June 30, 2013, the Parent Corporation had $524,000 in cash and short-term investments compared to $629,000 at December 31, 2012. Expenses at the Parent Corporation are moderate and management believes that the Parent Corporation presently has adequate liquidity to fund its obligations.

Certain provisions of long-term debt agreements, primarily subordinated debt, prevent the Corporation from creating liens on, disposing of or issuing voting stock of subsidiaries. As of June 30, 2013, the Corporation was in compliance with all covenants and provisions of these agreements.

Deposits

Total deposits decreased to $1.28 billion at June 30, 2013 from $1.31 billion at December 31, 2012. Total non interest-bearing deposits increased from $215.1 million at December 31, 2012 to $219.7 million at June 30, 2013, an increase of $4.6 million or 2.14 percent. Interest-bearing demand, savings and time deposits under $100,000 decreased $20.9 million to a total of $960.1 million at June 30, 2013 as compared to $981.0 million at December 31, 2012. Time deposits $100,000 and over decreased $9.7 million as compared to year-end 2012 primarily due to an outflow of municipal certificates of deposit. Time deposits $100,000 and over represented 7.9 percent of total deposits at June 30, 2013 compared to 8.5 percent at December 31, 2012.

Core Deposits

The Corporation derives a significant proportion of its liquidity from its core deposit base. Total demand deposits, savings and money market accounts of $1.13 billion at June 30, 2013 decreased by $13.1 million, or 1.14 percent, from December 31, 2012. At June 30, 2013, total demand deposits, savings and money market accounts were 88.2 percent of total deposits compared to 87.5 percent at year-end 2012. Alternatively, the Corporation uses a more stringent calculation for the management of its liquidity positions internally, which calculation consists of total demand, savings accounts and money market accounts (excluding money market accounts greater than $100,000 and time deposits) as a percentage of total deposits. This number increased by $2.7 million, or 0.39 percent, from $699.9 million at December 31, 2012 to $702.6 million at June 30, 2013 and represented 54.9 percent of total deposits at June 30, 2013 as compared with 53.6 percent at December 31, 2012.

The Corporation continues to place the main focus of its deposit gathering efforts in the maintenance, development, and expansion of its core deposit base. Management believes that the emphasis on serving the needs of our communities will provide a long term relationship base that will allow the Corporation to efficiently compete for business in its market. The success of this strategy is reflected in the growth of the demand, savings and money market balances during the second quarter of 2013.

The following table depicts the Corporation’s core deposit mix at June 30, 2013 and December 31, 2012 based on the Corporation’s alternative calculation:

	June 30, 2013		December 31, 2012		Dollar Change
	Amount	Percentage	Amount	Percentage	2013 vs. 2012
	(dollars in thousands)
Non interest-bearing demand	$219,669	31.3%	$215,071	30.7%	$4,598
Interest-bearing demand	195,954	27.9	217,922	31.2	(21,968)
Regular savings	108,119	15.4	110,896	15.8	(2,777)
Money market deposits under $100	178,875	25.4	156,009	22.3	22,866
Total core deposits	$702,617	100.0%	$699,898	100.0%	$2,719

Total deposits	$1,280,894		$1,306,922		$(26,028)
Core deposits to total deposits		54.9%		53.6%

Borrowings

Short-Term Borrowings

Short-term borrowings, which consist primarily of securities sold under agreements to repurchase, Federal Home Loan Bank (“FHLB”) advances and federal funds purchased, generally have maturities of less than one year. The details of these short-term borrowings are presented in the following table.

June 30, 2013
(dollars in thousands)
Interest rate:
At quarter end	—%
Average for the quarter	0.37%
Average amount outstanding during the quarter	$769
Maximum amount outstanding at any month end in the quarter	$—
Amount outstanding at quarter end	$—

Long-Term Borrowings

Long-term borrowings, which consist primarily of FHLB advances and securities sold under agreements to repurchase, totaled $146.0 million at June 30, 2013 and December 31, 2012, and mature within three to eight years. The FHLB advances are secured by pledges of certain collateral, including but not limited to U.S. government and agency mortgage-backed securities and a blanket assignment of qualifying first lien mortgage loans, consisting of both residential mortgages and commercial real estate loans. At June 30, 2013, FHLB advances and securities sold under agreements to repurchase had weighted average interest rates of 3.44 percent and 5.90 percent, respectively.

Subordinated Debentures

On December 19, 2003, Center Bancorp Statutory Trust II, a statutory business trust and wholly-owned subsidiary of Center Bancorp, Inc., issued $5.0 million of MMCapS capital securities to investors due on January 23, 2034. The trust loaned the proceeds of this offering to the Corporation and received in exchange $5.2 million of the Parent Corporation’s subordinated debentures. The subordinated debentures are redeemable in whole or part. The floating interest rate on the subordinated debentures is three-month LIBOR plus 2.85 percent and reprices quarterly. The rate at June 30, 2013 was 3.13 percent.

Cash Flows

The Consolidated Statements of Cash Flows present the changes in cash and cash equivalents resulting from the Corporation’s operating, investing and financing activities. During the six months ended June 30, 2013, cash and cash equivalents decreased by $44.2 million over the balance at December 31, 2012. Net cash of $10.1 million was provided by operating activities, primarily, net income as adjusted to net cash. Net cash used in investing activities amounted to approximately $26.5 million, primarily reflecting a net increase in loans of $13.4 million and a net increase in investment securities of $14.6 million. Net cash of $27.8 million was used in financing activities, primarily from the decrease in deposits of $26.0 million and the funding of dividends.

Stockholders’ Equity

Total stockholders’ equity amounted to $161.3 million, or 10.0 percent of total assets, at June 30, 2013, compared to $160.7 million or 9.9 percent of total assets at December 31, 2012. Book value per common share was $9.17 at June 30, 2013, compared to $9.14 at December 31, 2012. Tangible book value (i.e., total stockholders’ equity less preferred stock, goodwill and other intangible assets) per common share was $8.14 at June 30, 2013, compared to $8.11 at December 31, 2012.

Tangible book value per share is a non-GAAP financial measure and represents tangible stockholders’ equity (or tangible book value) calculated on a per common share basis. The Corporation believes that a disclosure of tangible book value per share may be helpful for those investors who seek to evaluate the Corporation’s book value per share without giving effect to goodwill and other intangible assets. The following table presents a reconciliation of total book value per share to tangible book value per share as of June 30, 2013 and December 31, 2012.

	June 30,	December 31,
	2013	2012
	(in thousands, except for share data)
Stockholders’ equity	$161,285	$160,691
Less: Preferred stock	11,250	11,250
Less: Goodwill and other intangible assets	16,840	16,858
Tangible common stockholders’ equity	$133,195	$132,583

Book value per common share	$9.17	$9.14
Less: Goodwill and other intangible assets	1.03	1.03
Tangible book value per common share	$8.14	$8.11

On September 15, 2011, the Corporation issued $11.25 million in nonvoting senior preferred stock to the U.S. Treasury (the “Treasury”) under the Small Business Lending Fund Program (“SBLF Program”). Under the Securities Purchase Agreement, the Corporation issued to the Treasury a total of 11,250 shares of the Corporation’s Senior Non-Cumulative Perpetual Preferred Stock, Series B, having a liquidation value of $1,000 per share. Simultaneously, using the proceeds from the issuance of the SBLF Preferred Stock, the Corporation redeemed from the Treasury, all 10,000 outstanding shares of its Fixed Rate Cumulative Perpetual Preferred Stock, Series A, liquidation amount $1,000 per share, for a redemption price of $10,041,667, including accrued but unpaid dividends up to the date of redemption. The investment in the SBLF program provided the Corporation with approximately $1.25 million additional Tier 1 capital. The capital that the Corporation received under the program enabled it to continue to serve small business clients through the commercial lending program.

On December 7, 2011, the Corporation repurchased the warrants issued on January 12, 2009 to the Treasury as part of its participation in the U.S. Treasury’s TARP Capital Purchase Program. In the repurchase, the Corporation paid the Treasury $245,000 for the warrants.

During the three and six months ended June 30, 2013, the Corporation had no purchases of common stock associated with its stock buyback programs. At June 30, 2013, there were 652,868 shares available for repurchase under the Corporation’s stock buyback programs.

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

The following is a summary of regulatory capital amounts and ratios as of June 30, 2013 for the Corporation and the Bank, compared with minimum capital adequacy requirements and the regulatory requirements for classification as a well-capitalized depository institution.

	Center Bancorp, Inc.		For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Provisions
At June 30, 2013	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)

Tier 1 leverage capital	$151,781	9.50%	$63,908	4.00%	N/A	N/A
Tier 1 risk-based capital	151,781	11.83%	51,321	4.00%	N/A	N/A
Total risk-based capital	162,193	12.64%	102,654	8.00%	N/A	N/A

	Union Center National Bank		For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Provisions
At June 30, 2013	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)

Tier 1 leverage capital	$151,462	9.48%	$63,908	4.00%	$79,885	5.00%
Tier 1 risk-based capital	151,462	11.81%	51,300	4.00%	76,949	6.00%
Total risk-based capital	161,909	12.63%	102,555	8.00%	128,194	10.00%

N/A - not applicable

The Office of the Comptroller of the Currency (“OCC”) had established higher minimum capital ratios for the Bank effective as of December 31, 2009; however, those higher capital ratios were removed during the second quarter of 2012. As of June 30, 2013, management believes that each of the Bank and the Corporation meet all capital adequacy requirements to which they are subject.

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

In December 2010 and January 2011, the Basel Committee published the final texts of reforms on capital and liquidity generally referred to as “Basel III.” Although Basel III is intended to be implemented by participating countries for large, internationally active banks, its provisions have also been considered by United States banking regulators in developing new regulations applicable to other banks in the United States, including Union Center National Bank.

On July 9, 2013, the Office of the Comptroller of the Currency approved a final rule revising regulatory capital rules applicable to national banks, implementing Basel III. This rule redefines Tier 1 capital as two components (Common Equity Tier 1 and Additional Tier 1), creates a new capital ratio (Common Equity Tier 1 Risk-based Capital Ratio) and implements a capital conservation buffer. It also revises the prompt corrective action thresholds and makes changes to risk weighs for certain assets and off-balance-sheet exposures. Banks are required to transition into the new rule beginning on January 1, 2015, although, based on the Corporation’s capital levels and balance sheet composition at June 30, 2013, the Corporation does not believe implementation of the new rule will have a material impact on the Corporation’s capital needs; however, due to the complexity of the rules, the Corporation will continue to evaluate the impact of these changes to our regulatory capital of Center Bancorp and Union Center National Bank. This statement regarding the impact of the new regulations constitutes a forward-looking statement under the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from this statement as a result of various factors, including modifications to the new regulations that may be adopted prior to the effective dates of the new regulations.

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

Based on the results of the interest simulation model as of June 30, 2013, and assuming that management does not take action to alter the outcome, the Corporation would expect a decrease of 0.46 percent in net interest income if interest rates increased by 200 basis points from current rates in a gradual and parallel rate ramp over a twelve month period. These results and other analyses indicate to management that the Corporation’s net interest income is presently minimally sensitive to rising interest rates.

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

Equity Price Risk

The Corporation is exposed to equity price risk inherent in its portfolio of publicly traded equity securities, which had an estimated fair value of approximately $255,000 and $325,000 at June 30, 2013 and December 31, 2012, respectively. We monitor equity investment holdings for impairment on a quarterly basis. In the event that the carrying value of the equity investment exceeds its fair value, and the decline in value is determined to be to be other than temporary, the carrying value is reduced to its current fair value by recording a charge to current operations. For the three and six months ended June 30, 2013 and 2012, the Corporation recorded no other-than-temporary impairment charges on its equity security holdings.

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

CENTER BANCORP, INC.

(Registrant)

By:	/s/ Anthony C. Weagley	By:	/s/ Francis R. Patryn
	Anthony C. Weagley		Francis R. Patryn
	President and Chief Executive Officer		Vice President, Treasurer and Chief Financial Officer

	Date: August 9, 2013		Date: August 9, 2013

