Form 10-Q
period 2013-09-30
CENTER BANCORP INC
filed 2013-11-08
CIK 712771

UNITED STATES OF AMERICA
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2013

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, no par value:	16,369,012 shares
(Title of Class)	(Outstanding as of November 6, 2013)

PART I – FINANCIAL INFORMATION

The following unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and, accordingly, do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2013, or for any other interim period. The Center Bancorp, Inc. 2012 Annual Report on Form 10-K, should be read in conjunction with these financial statements.

Item 1. Financial Statements
CENTER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CONDITION

( in thousands, except for share and per share data)	September 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Cash and due from banks	$33,557	$104,134
Interest bearing deposits with banks	—	2,004
Total cash and cash equivalents	33,557	106,138
Investment securities:
Available-for-sale	413,147	496,815
Held-to-maturity (fair value of $152,008 and $62,431)	153,486	58,064
Loans held-for-sale	101	1,491
Loans	957,492	889,672
Less: Allowance for loan losses	10,194	10,237
Net loans	947,298	879,435
Restricted investment in bank stocks, at cost	8,986	8,964
Premises and equipment, net	13,472	13,563
Accrued interest receivable	6,570	6,849
Bank-owned life insurance	35,474	34,961
Goodwill and other intangible assets	16,833	16,858
Prepaid FDIC assessments	—	811
Other real estate owned	220	1,300
Due from brokers for investment securities	2,983	—
Other assets	12,289	4,516
Total assets	$1,644,416	$1,629,765

LIABILITIES
Deposits:
Non-interest bearing	$238,214	$215,071
Interest-bearing:
Time deposits $100 and over	104,398	110,835
Interest-bearing transaction, savings and time deposits less than $100	971,705	981,016
Total deposits	1,314,317	1,306,922
Long-term borrowings	146,000	146,000
Subordinated debentures	5,155	5,155
Accounts payable and accrued liabilities	13,806	10,997
Total liabilities	1,479,278	1,469,074

STOCKHOLDERS’ EQUITY
Preferred stock, $1,000 liquidation value per share, authorized 5,000,000 shares; issued and outstanding 11,250 shares of Series B preferred stock at September 30, 2013 and December 31, 2012; total liquidation value of $11,250 at September 30, 2013 and December 31, 2012	11,250	11,250
Common stock, no par value, authorized 25,000,000 shares; issued 18,477,412 shares at September 30, 2013 and December 31, 2012; outstanding 16,369,012 shares at September 30, 2013 and 16,347,915 shares at December 31, 2012	110,056	110,056
Additional paid-in capital	4,952	4,801
Retained earnings	58,191	46,753
Treasury stock, at cost (2,108,400 common shares at September 30, 2013 and 2,129,497 common shares at December 31, 2012)	(17,078)	(17,232)
Accumulated other comprehensive (loss) income	(2,233)	5,063
Total stockholders’ equity	165,138	160,691
Total liabilities and stockholders’ equity	$1,644,416	$1,629,765

See accompanying notes to unaudited consolidated financial statements.

CENTER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except for share and per share data)	2013	2012	2013	2012

Interest income
Interest and fees on loans	$10,148	$10,039	$29,963	$28,838
Interest and dividends on investment securities:
Taxable	3,116	3,047	8,973	9,247
Tax-exempt	1,151	892	3,308	2,491
Dividends	126	137	378	426
Interest on federal funds sold and other short-term investment	—	3	2	7
Total interest income	14,541	14,118	42,624	41,009
Interest expense
Interest on certificates of deposit $100 or more	206	203	665	637
Interest on other deposits	1,124	1,124	3,232	3,406
Interest on borrowings	1,489	1,608	4,407	4,892
Total interest expense	2,819	2,935	8,304	8,935
Net interest income	11,722	11,183	34,320	32,074
Provision for loan losses	—	225	—	225
Net interest income after provision for loan losses	11,722	10,958	34,320	31,849
Other income
Service charges, commissions and fees	483	459	1,340	1,326
Annuities and insurance commissions	92	45	338	137
Bank-owned life insurance	265	239	1,104	736
Loan related fees	297	89	550	291
Net gains on sale of loans held for sale	26	84	255	313
Bargain gain on acquisition	—	899	—	899
Other	37	57	246	279
Other-than-temporary impairment losses on investment securities	—	(134)	(24)	(332)
Net gains on sale of investment securities	343	897	1,286	2,545
Net investment securities gains	343	763	1,262	2,213
Total other income	1,543	2,635	5,095	6,194
Other expense
Salaries and employee benefits	3,247	3,193	10,072	9,366
Occupancy and equipment	839	739	2,556	2,045
FDIC insurance	283	292	804	861
Professional and consulting	352	277	801	817
Stationery and printing	62	69	225	249
Marketing and advertising	94	64	257	151
Computer expense	362	366	1,058	1,081
Other real estate owned, net	7	65	133	149
Repurchase agreement prepayment and termination fees	—	1,012	—	1,012
Acquisition cost	—	472	—	472
All other	959	958	2,913	2,801
Total other expense	6,205	7,507	18,819	19,004
Income before income tax expense	7,060	6,086	20,596	19,039
Income tax expense	1,966	1,632	5,655	6,001
Net Income	5,094	4,454	14,941	13,038
Preferred stock dividends	28	28	112	253
Net income available to common stockholders	$5,066	$4,426	$14,829	$12,785

Earnings per common share
Basic	$0.31	$0.27	$0.91	$0.78
Diluted	$0.31	$0.27	$0.91	$0.78
Weighted average common shares outstanding
Basic	16,349,480	16,347,088	16,348,875	16,337,724
Diluted	16,385,155	16,362,635	16,380,970	16,346,739
Dividend paid per common share	$0.075	$0.055	$0.185	$0.115
See accompanying notes to unaudited consolidated financial statements.

CENTER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2013	2012	2013	2012
Net income	$5,094	$4,454	$14,941	$13,038
Other comprehensive (loss) income, net of tax:
Unrealized gains and losses on securities available-for-sale:
Unrealized holding gains (losses) on available-for-sale securities	383	10,019	(10,771)	19,391
Tax effect	(118)	(3,796)	4,371	(7,259)
Net of tax amount	265	6,223	(6,400)	12,132
Reclassification adjustment of OTTI losses included in net investment securities gains	—	134	24	332
Tax effect included in income tax expense	—	(38)	(6)	(105)
Net of tax amount	—	96	18	227
Reclassification adjustment for net gains arising during the period included in net investment securities gains	(343)	(897)	(1,286)	(2,545)
Tax effect included in income tax expense	96	246	353	802
Net of tax amount	(247)	(651)	(933)	(1,743)
Amortization of unrealized holding (losses) gains on securities transferred from available-for-sale to held-to-maturity included in interest income on investment securities	(42)	(2)	32	4
Tax effect included in income tax expense	15	1	(13)	(1)
Net of tax amount	(27)	(1)	19	3
Total other comprehensive (loss) income	(9)	5,667	(7,296)	10,619
Total comprehensive income	$5,085	$10,121	$7,645	$23,657

See accompanying notes to unaudited consolidated financial statements.

CENTER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

(in thousands, except for share and per share data)	Preferred Stock	Common Stock	Additional Paid In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance as of January 1, 2012	$11,250	$110,056	$4,715	$32,695	$(17,354)	$(5,446)	$135,916
Net income				13,038			13,038
Other comprehensive income, net of tax						10,619	10,619
Dividend on series B preferred stock				(253)			(253)
Issuance cost of common stock				(6)			(6)
Cash dividends declared on common stock ($0.14 per share)				(2,288)			(2,288)
Stock issued for options exercise (14,761 shares)			12		120		132
Stock-based compensation expense			27				27
Balance as of September 30, 2012	$11,250	$110,056	$4,754	$43,186	$(17,234)	$5,173	$157,185
Balance as of January 1, 2013	$11,250	$110,056	$4,801	$46,753	$(17,232)	$5,063	$160,691
Net income				14,941			14,941
Other comprehensive loss, net of tax						(7,296)	(7,296)
Dividend on series B preferred stock				(141)			(141)
Issuance cost of common stock				(9)			(9)
Cash dividends declared on common stock ($0.205 per share)				(3,352)			(3,352)
Dividend on restricted stocks declared				(1)			(1)
Issuance of restricted stock awards (18,829 shares)			91		152		243
Stock issued for options exercise (2,268 shares)			19		2		21
Stock-based compensation expense			41				41
Balance as of September 30, 2013	$11,250	$110,056	$4,952	$58,191	$(17,078)	$(2,233)	$165,138

See accompanying notes to unaudited consolidated financial statements.

CENTER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
(in thousands)	September 30,
	2013	2012
Cash flows from operating activities:
Net income	$14,941	$13,038
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of premiums and accretion of discounts on investment securities, net	2,665	3,539
Depreciation and amortization	650	656
Stock-based compensation	41	27
Provision for loan losses	—	225
Net other-than-temporary impairment losses on investment securities	24	332
Gains on sales of investment securities, net	(1,286)	(2,545)
Net loss on sale of other real estate owned	75	9
Loans originated for resale	(14,045)	(14,578)
Proceeds from sale of loans held for sale	15,690	14,871
Gains on sale of loans held for sale	(255)	(313)
Decrease in accrued interest receivable	277	180
Decrease in prepaid FDIC insurance assessments	811	777
Increase in cash surrender value of bank-owned life insurance	(813)	(736)
Life insurance death benefit	(291)	—
Increase in other assets	(3,162)	(2,005)
Increase in other liabilities	2,446	890
Net cash provided by operating activities	17,768	14,367
Cash flows from investing activities:
Investment securities available-for-sale:
Purchases	(137,152)	(184,562)
Sales	90,773	114,583
Maturities, calls and principal repayments	38,634	28,324
Investment securities held-to-maturity:
Purchases	(23,531)	(7,407)
Maturities and principal repayments	3,248	22,685
Net (purchases) redemption of restricted investment in bank stocks	(22)	319
Net increase in loans	(68,099)	(62,418)
Purchases of premises and equipment	(535)	(596)
Proceeds from bank-owned life insurance death benefits	592	500
Proceeds from sale of other real estate owned	1,230	—
Cash and cash equivalent acquired in acquisition	—	6,195
Cash consideration paid in acquisition	—	(10,251)
Net cash used in investing activities	(94,862)	(92,628)
Cash flows from financing activities:
Net increase in deposits	7,395	86,362
Net decrease in short-term borrowings	—	50
Repayment of long-term borrowings	—	(15,000)
Cash dividends on preferred stock	(112)	(391)
Cash dividends on common stock	(3,025)	(1,879)
Issuance of restricted stock awards	243	—
Issuance cost of common stock	(9)	(6)
Proceeds from exercise of stock options	21	132
Net cash provided by financing activities	4,513	69,268
Net decrease in cash and cash equivalents	(72,581)	(8,993)
Cash and cash equivalents at beginning of period	106,138	111,101

Cash and cash equivalents at end of period	$33,557	$102,108

Supplemental disclosures of cash flow information:
Cash payments for:
Interest paid on deposits and borrowings	$8,357	$9,028
Income taxes	$2,195	$5,507
Supplemental disclosures of non-cash investing activities:
Trade date accounting settlements for investments, net	$2,983	$—
Transfer of loans to other real estate owned	$236	$—
Transfer from investment securities available-for-sale to investment securities held-to-maturity	$75,694	$—

 See accompanying notes to unaudited consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Note 2.  Earnings per Common Share

Basic earnings per common share (“EPS”) is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding. Diluted EPS includes any additional common shares as if all potentially dilutive common shares were issued (e.g., stock options). The Corporation’s weighted average common shares outstanding for diluted EPS include the effect of stock options and restricted stock awards outstanding using the Treasury Stock Method, which are not included in the calculation of basic EPS. Anti-dilutive stock option and restricted stock award shares outstanding were 29,248 and 30,610, respectively, for the three and nine months ended September 30, 2013, and anti-dilutive stock option shares outstanding were 20,838 and 75,208, respectively, for the three and nine months ended September 30, 2012.

Earnings per common share have been computed based on the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share amounts)	2013	2012	2013	2012
Net income	$5,094	$4,454	$14,941	$13,038
Preferred stock dividends	(28)	(28)	(112)	(253)
Net income available to common shareholders	$5,066	$4,426	$14,829	$12,785
Basic weighted average common shares outstanding	16,349	16,347	16,349	16,338
Plus: effect of dilutive options	36	16	32	9
Diluted weighted average common shares outstanding	16,385	16,363	16,381	16,347
Earnings per common share:
Basic	$0.31	$0.27	$0.91	$0.78
Diluted	$0.31	$0.27	$0.91	$0.78

Note 3.  Stock-Based Compensation

The Corporation maintains two stock-based compensation plans from which new grants could be issued. The Corporation’s stock-based compensation plans permit Parent Corporation common stock to be issued to key employees and directors of the Corporation and its subsidiaries. The options granted under the plans are intended to be either incentive stock options or non-qualified options. Under the 2009 Equity Incentive Plan, a total of 363,081 shares are available for grant and issuance as of September 30, 2013. Under the 2003 Non-Employee Director Stock Option Plan, a total of 380,644 shares remain available for grant and issuance under the plan as of September 30, 2013. Such shares may be treasury shares, newly issued shares or a combination thereof.

Options have been granted to purchase common stock principally at the fair market value of the stock at the date of grant. Options are exercisable over a three year vesting period starting one year after the date of grant and generally expire ten years from the date of grant.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

For the nine months ended September 30, 2013, the Corporation’s income before income taxes and net income were reduced by $54,000 and $32,000, respectively, as a result of the compensation expense related to stock options and restricted stock awards. For the nine months ended September 30, 2012, the Corporation’s income before income taxes and net income were reduced by $27,000 and $16,000, respectively, as a result of the compensation expense related to stock options.

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

There were 18,829 restricted stock awards outstanding at September 30, 2013 and none at September 30, 2012. These awards were issued with an award price equal to the market price of the Corporation’s common stock on the award date and with a five year vesting period. Forfeiture provisions exist for personnel that separate employment before vesting period expires. During the nine months of 2013, none of the shares of restricted stock were vested.

There were 41,639 and 27,784 shares of common stock underlying options that were granted during the nine months ended September 30, 2013 and 2012, respectively. The fair value of share-based payment awards was estimated using the Black-Scholes option pricing model with the following assumptions and weighted average fair values at the time the grants were awarded:

	Nine Months Ended
	September 30,
	2013	2012
Weighted average fair value of grants	$3.34	$2.03
Risk-free interest rate	1.97%	2.03%
Dividend yield	1.32%	1.24%
Expected volatility	25.84%	22.04%
Expected life in months	74	68

Activity under the stock-based compensation plans as of September 30, 2013 and changes during the nine months ended September 30, 2013 were as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value
Outstanding at December 31, 2012	183,574	$9.92
Granted – options	41,639	12.95
Exercised	(2,268)	9.14
Canceled/expired	(25,883)	10.88
Forfeited	(8,682)	10.58
Outstanding at September 30, 2013	188,380	10.55	6.25	$705,001
Exercisable at September 30, 2013	119,827	$10.06	4.74	$510,991

The aggregate intrinsic value of options above represents the total pre-tax intrinsic value (the difference between the Corporation’s closing stock price on the last trading day of the third quarter of 2013 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2013. This amount changes based on the fair value of the Corporation’s stock.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 3.  Stock-Based Compensation—(continued)

As of September 30, 2013, there was approximately $161,000 of total unrecognized compensation expense relating to unvested stock options. These costs are expected to be recognized over a weighted average period of 3.02 years. As of September 30, 2013, there was approximately $231,000 of total unrecognized compensation expense relating to unvested restricted stock awards. These costs are expected to be recognized over a weighted average period of five years.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 5.  Comprehensive Income

Total comprehensive income includes all changes in equity during a period arising from transactions and other events and circumstances from non-owner sources. The Corporation’s other comprehensive income is comprised of unrealized holding gains and losses on investment securities available-for-sale, and actuarial losses of defined benefit plans, net of taxes.

Disclosure of comprehensive income for the three and nine months ended September 30, 2013, and 2012 is presented in the Consolidated Statements of Comprehensive Income.

Accumulated other comprehensive income at September 30, 2013 and December 31, 2012 consisted of the following:

	September 30, 2013	December 31, 2012
	(in thousands)
Net unrealized gain on investment securities available-for-sale, net of tax	$1,466	$8,781
Unamortized component of securities transferred from available -for-sale to held-to-maturity, net of tax	181	162
Defined benefit pension and post-retirement plans, net of tax	(3,880)	(3,880)
Total accumulated other comprehensive (loss) income	$(2,233)	$5,063

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 6.  Investment Securities

The Corporation’s investment securities are classified as available-for-sale and held-to-maturity at September 30, 2013 and December 31, 2012. Investment securities available-for-sale are reported at fair value with unrealized gains or losses included in equity, net of tax. Accordingly, the carrying value of such securities reflects their fair value at the balance sheet date. Fair value is based upon either quoted market prices, or in certain cases where there is limited activity in the market for a particular instrument, assumptions are made to determine their fair value. See Note 8 of the Notes to Consolidated Financial Statements for a further discussion.

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

The following tables present information related to the Corporation’s investment securities at September 30, 2013 and December 31, 2012.

	September 30, 2013
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(in thousands)
Investment Securities Available-for-Sale:
U.S. Treasury and agency securities	$43,490	$—	$(1,795)	$41,695
Federal agency obligations	20,939	110	(303)	20,746
Residential mortgage pass-through securities	50,070	1,022	(150)	50,942
Commercial mortgage pass-through securities	9,700	—	(182)	9,518
Obligations of U.S. states and political subdivisions	39,260	1,054	(37)	40,277
Trust preferred securities	20,635	125	(1,223)	19,537
Corporate bonds and notes	201,731	5,603	(2,099)	205,235
Asset-backed securities	16,019	209	—	16,228
Certificates of deposit	2,251	45	(1)	2,295
Equity securities	376	—	(89)	287
Mutual funds and money market funds	6,334	68	(15)	6,387
Total	$410,805	$8,236	$(5,894)	$413,147

Investment Securities Held-to-Maturity:
Federal agency obligations	$10,892	$284	$—	$11,176
Commercial mortgage pass-through securities	4,790	11	(46)	4,755
Obligations of U.S. states and political subdivisions	127,725	1,727	(3,561)	125,891
Corporate bonds and notes	10,079	128	(21)	10,186
Total	$153,486	$2,150	$(3,628)	$152,008

Total investment securities	$564,291	$10,386	$(9,522)	$565,155

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	December 31, 2012
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(in thousands)
Investment Securities Available-for-Sale:
U.S. Treasury and agency securities	$11,870	$62	$(23)	$11,909
Federal agency obligations	20,207	333	(5)	20,535
Residential mortgage pass-through securities	52,400	1,385	(1)	53,784
Commercial mortgage pass-through securities	9,725	244	—	9,969
Obligations of U.S. states and political subdivisions	103,193	4,653	(132)	107,714
Trust preferred securities	22,279	144	(1,174)	21,249
Corporate bonds and notes	228,681	9,095	(371)	237,405
Collateralized mortgage obligations	2,120	—	—	2,120
Asset-backed securities	19,431	311	—	19,742
Certificates of deposit	2,854	21	(10)	2,865
Equity securities	535	—	(210)	325
Mutual funds and money market funds	9,145	68	(15)	9,198
Total	$482,440	$16,316	$(1,941)	$496,815
Investment Securities Held-to-Maturity:
Federal agency obligations	$4,178	$79	$—	$4,257
Commercial mortgage-backed securities	5,501	154	(5)	5,650
Obligations of U.S. states and political subdivisions	48,385	4,139	—	52,524
Total	$58,064	$4,372	$(5)	$62,431
Total investment securities	$540,504	$20,688	$(1,946)	$559,246

 The following table presents information for investment securities available-for-sale at September 30, 2013, based on scheduled maturities. Actual maturities can be expected to differ from scheduled maturities due to prepayment or early call options of the issuer.

	September 30, 2013
	Amortized
	Cost	Fair Value
	(in thousands)
Investment Securities Available-for-Sale :
Due in one year or less	$9,690	$9,719
Due after one year through five years	79,871	82,131
Due after five years through ten years	180,124	179,657
Due after ten years	74,640	74,506
Residential mortgage pass-through securities	50,070	50,942
Commercial mortgage pass-through securities	9,700	9,518
Equity securities	376	287
Mutual funds and money market funds	6,334	6,387
Total	$410,805	$413,147
Investment Securities Held-to-Maturity :
Due after one year through five years	$13,962	$14,041
Due after five years through ten years	10,274	10,353
Due after ten years	124,460	122,859
Commercial mortgage pass-through securities	4,790	4,755
Total	$153,486	$152,008

Total investment securities	$564,291	$565,155

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
During the nine months ended September 30, 2013, the Corporation reclassified at fair value approximately $75.7 million in available-for-sale investment securities to the held-to-maturity category. The net unrealized gains at date of transfer amounted to $63,000, remained in accumulated other comprehensive income and will be discounted over the remaining life of the securities as an adjustment of yield, offsetting the related amortization of the premium or accretion of the discount on the transferred securities. No gains or losses were recognized at the time of reclassification. Management considers the held-to-maturity classification of these investment securities to be appropriate as the Corporation has the positive intent and ability to hold these securities to maturity.
For the nine months ended September 30, 2013, proceeds of available-for-sale investment securities sold amounted to approximately $90.8 million.

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

Gross gains and losses from the sales of investment securities for the three and nine month periods ended September 30, 2013 and 2012 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2013	2012	2013	2012
Gross gains on sales of investment securities	$343	$897	$1,375	$2,545
Gross losses on sales of investment securities	—	—	89	—
Net gains on sales of investment securities	$343	$897	$1,286	$2,545

The following summarizes OTTI charges for the periods indicated.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2013	2012	2013	2012
Other than temporary impairment charges	$—	$32	$—	$60
Principal losses on a variable rate CMO	—	102	24	272
Total other-than-temporary impairment charges	$—	$134	$24	$332

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents detailed information for each trust preferred security held by the Corporation at September 30, 2013 which has at least one rating below investment grade.

Deal Name	Single Issuer or Pooled	Class/ Tranche	Amortized Cost	Fair Value	Gross Unrealized Gain (Loss)	Lowest Credit Rating Assigned	Number of Banks Currently Performing	Deferrals and Defaults as % of Original Collateral	Expected Deferral/Defaults as % of Remaining Performing Collateral
	(dollars in thousands)
Countrywide Capital IV	Single	—	$1,771	$1,769	$(2)	BB+	1	None	None
Countrywide Capital V	Single	—	2,747	2,775	28	BB+	1	None	None
Countrywide Capital V	Single	—	250	253	3	BB+	1	None	None
Citigroup Cap IX	Single	—	992	1,002	10	BB	1	None	None
Citigroup Cap IX	Single	—	1,906	1,934	28	BB	1	None	None
Citigroup Cap XI	Single	—	246	248	2	BB	1	None	None
Nationsbank Cap Trust III	Single	—	1,573	1,276	(297)	BB+	1	None	None
Morgan Stanley Cap Trust IV	Single	—	2,500	2,446	(54)	BB+	1	None	None
Morgan Stanley Cap Trust IV	Single	—	1,742	1,710	(32)	BB+	1	None	None
Saturns — GS 2004-04	Single	—	535	509	(26)	BB+	1	None	None
Goldman Sachs	Single	—	1,000	967	(33)	BB+	1	None	None
Stifel Financial	Single	—	4,500	4,554	54	BBB-	1	None	None
ALESCO Preferred Funding VII	Pooled	C1	873	94	(779)	Ca	47 of 61 (1)	34.9%	33.5%
Total			$20,635	$19,537	$(1,098)

(1)	Includes banks and insurance companies.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

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

On September 25, 2013, the Pooled TRUP, ALESCO VII, incurred its sixteenth interruption of cash flow payments to date. Management reviewed the expected cash flow analysis and credit support to determine if it was probable that all principal and interest would be repaid, and recorded no other-than-temporary impairment charge for the nine months ended September 30, 2013 and September 30, 2012.

At September 30, 2013, excess subordination as a percentage of remaining performing collateral for the ALESCO Preferred Funding VII investments was -46.3 percent. Excess subordination is the amount of performing collateral above the amount of outstanding collateral underlying each class of the security. The excess subordination as a percent of remaining performing collateral reflects the difference between the performing collateral and the collateral underlying each security divided by the performing collateral. A negative number results when the paying collateral is less than the collateral underlying each class of the security. A low or negative number decreases the likelihood of full repayment of principal and interest according to original contractual terms.

Credit Loss Portion of OTTI Recognized in Earnings on Debt Securities

	Nine Months	Year
	Ended	Ended
	September 30,	December
	2013	31, 2012
	(in thousands)
Balance of credit-related OTTI at January 1,	$4,450	$6,539
Addition:
Credit losses on investment securities for which other-than-temporary impairment was not previously recognized	24	870
Reduction:
Credit losses on investment securities sold during the period	(2,114)	(2,959)
Balance of credit-related OTTI at period end	$2,360	$4,450

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Corporation did not record other-than-temporary impairment charges relating to equity holdings in bank stocks for the nine months ended September 30, 2013 and September 30, 2012.

       Temporarily Impaired Investments

For all securities, the Corporation does not believe that the unrealized losses, which were comprised of 147 investment securities as of September 30, 2013, represent an other-than-temporary impairment. The gross unrealized losses of $8.3 million associated with federal agency obligations, mortgage-backed securities, corporate bonds and tax-exempt securities are not considered to be other than temporary because these unrealized losses are related to changes in interest rates and do not affect the expected cash flows of the underlying collateral or issuer.

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

The Corporation evaluates all securities with unrealized losses quarterly to determine whether the loss is other than temporary. Unrealized losses in the collateralized mortgage obligations category consist primarily of private issue collateralized mortgage obligations. Unrealized losses in the corporate debt securities category consist of losses on single issuer corporate trust preferred securities, pooled trust preferred securities and corporate debt securities issued by large financial institutions, insurance companies and other corporate issuers. The unrealized loss in equity securities consists of losses on other bank equities. The decline in fair value of $1.2 million is due in large part to the lack of an active trading market for these securities, changes in market credit spreads and rating agency downgrades. For collateralized mortgage obligations, management reviewed expected cash flows and credit support to determine if it was probable that all principal and interest would be repaid. None of the corporate issuers have defaulted on interest payments. Management concluded that these securities, other than the previously mentioned Pooled TRUP, were not other-than-temporarily impaired at September 30, 2013. Future deterioration in the cash flow on collateralized mortgage obligations or the credit quality of these large financial institution issuers of TRUP debt securities could result in impairment charges in the future.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables indicate gross unrealized losses not recognized in income and fair value, aggregated by investment category and the length of time individual securities have been in a continuous unrealized loss position at September 30, 2013 and December 31, 2012:

	September 30, 2013
	Total		Less than 12 Months		12 Months or Longer
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
Investment Securities Available-for-Sale:
U.S. Treasury and agency securities	$41,695	$(1,795)	$41,695	$(1,795)	$—	$—
Federal agency obligations	13,391	(303)	13,391	(303)	—	—
Residential mortgage pass-through securities	7,695	(150)	7,695	(150)	—	—
Commercial mortgage pass-through securities	9,519	(182)	9,519	(182)	—	—
Obligations of U.S. states and political subdivisions	2,209	(37)	2,209	(37)	—	—
Trust preferred securities	8,772	(1,223)	7,401	(147)	1,371	(1,076)
Corporate bonds and notes	44,427	(2,099)	42,463	(2,064)	1,964	(35)
Certificates of deposit	194	(1)	194	(1)	—	—
Equity securities	287	(89)	—	—	287	(89)
Mutual funds and money market funds	985	(15)	—	—	985	(15)
Total	129,174	(5,894)	124,567	(4,679)	4,607	(1,215)
Investment Securities Held-to-Maturity:
Commercial mortgage pass-through securities	1,762	(46)	1,428	(44)	334	(2)
Obligations of U.S. states and political subdivisions	63,559	(3,561)	63,559	(3,561)	—	—
Corporate bonds and notes	5,007	(21)	5,007	(21)	—	—
Total	70,328	(3,628)	69,994	(3,626)	334	(2)
Total Temporarily Impaired Securities	$199,502	$(9,522)	$194,561	$(8,305)	$4,941	$(1,217)

	December 31, 2012
	Total		Less than 12 Months		12 Months or Longer
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
Investment Securities Available-for-Sale:
U.S. Treasury and agency securities	$4,460	$(23)	$4,460	$(23)	$—	$—
Federal agency obligation	877	(5)	877	(5)	—	—
Residential mortgage pass-through securities	1,669	(1)	1,669	(1)	—	—
Obligations of U.S. states and political subdivisions	18,360	(132)	18,360	(132)	—	—
Trust preferred securities	11,740	(1,174)	10,494	(18)	1,246	(1,156)
Corporate bonds and notes	26,440	(371)	18,244	(134)	8,196	(237)
Certificates of deposit	388	(10)	388	(10)	—	—
Equity securities	325	(210)	—	—	325	(210)
Mutual funds and money market funds	985	(15)	—	—	985	(15)
Total	65,244	(1,941)	54,492	(323)	10,752	(1,618)
Investment Securities Held-to-Maturity:
Commercial mortgage-backed securities	932	(5)	932	(5)	—	—
Total	932	(5)	932	(5)	—	—
Total Temporarily Impaired Securities	$66,176	$(1,946)	$55,424	$(328)	$10,752	$(1,618)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Investment securities having a carrying value of approximately $102.8 million and $96.1 million at September 30, 2013 and December 31, 2012, respectively, were pledged to secure public deposits, borrowings, and Federal Home Loan Bank advances and for other purposes required or permitted by law.

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
(Unaudited)

Impaired Loans

The Corporation accounts for impaired loans in accordance with FASB ASC 310-10-35. The value of impaired loans is based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, as a practical expedient, at the loan’s observable market price or at the fair value of the collateral if the loan is collateral dependent.

A loan is considered impaired when, based on current information and events, it is probable that the Corporation will not be able to collect all amounts due from the borrower in accordance with the contractual terms of the loan, including scheduled interest payments. The Corporation has defined its population of impaired loans to include all classes of non-accrual and troubled debt restructuring (“TDR”) loans. As part of the evaluation of impaired loans, the Corporation individually reviews for impairment all non-homogeneous loans (in each instance, above an established dollar threshold of $200,000) internally classified as substandard or below. Generally, smaller impaired non-homogeneous loans and impaired homogeneous loans are collectively evaluated for impairment.

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
(Unaudited)

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

As of September 30, 2013, the unpaid principal balance of the Corporation’s portfolio of residential mortgage loans sold to Fannie Mae was $8.5 million. These loans are generally sold on a non-recourse basis. The agreements under which the Corporation sells residential mortgage loans require the Corporation to deliver various documents to the investor or its document custodian. Although these loans are primarily sold on a non-recourse basis, the Corporation may be obligated to repurchase residential mortgage loans where required documents are not delivered or are defective. Investors may require the immediate repurchase of a mortgage loan when an early payment default discovered in an underwriting review reveals significant underwriting deficiencies, even if the mortgage loan has subsequently been brought current. As of September 30, 2013, there were no pending repurchase requests related to representation and warranty provisions.

Composition of Loan Portfolio

The following table sets forth the composition of the Corporation’s loan portfolio, including net deferred fees and costs, at September 30, 2013 and December 31, 2012:

	September 30,	December 31,
	2013	2012
	(in thousands)
Commercial and industrial	$229,212	$181,682
Commercial real estate	531,674	497,392
Construction	42,727	40,277
Residential mortgage	152,934	169,094
Installment	789	1,104
Subtotal	957,336	889,549
Net deferred loan costs	156	123
Total loans	$957,492	$889,672

At September 30, 2013 and December 31, 2012, loans to executive officers and directors aggregated approximately $22,456,000 and $18,977,000, respectively. During the nine months ended September 30, 2013, the Corporation made new loans and advances to executive officers and directors in the amount of $11,322,000. Payments by such persons during the nine months ended September 30, 2013 aggregated $7,843,000. Management is of the opinion that the above loans were made on the same terms and conditions as those prevailing for comparable transactions with non-related borrowers.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

At September 30, 2013 and December 31, 2012, loan balances of approximately $538.1 million and $532.8 million, respectively, were pledged to secure borrowings from the Federal Reserve Bank of New York and the Federal Home Loan Bank of New York.

The following table presents information about loan receivables on non-accrual status at September 30, 2013 and December 31, 2012:

Loans Receivable on Non-Accrual Status
	September 30, 2013	December 31, 2012
	(in thousands)
Commercial and industrial	$85	$216
Commercial real estate	175	354
Construction	—	319
Residential mortgage	1,772	2,729
Total loans receivable on non-accrual status	$2,032	$3,618

The amount of interest income that would have been recorded on non-accrual loans during the nine months ended September 30, 2013 and the year ended December 31, 2012, had payments remained in accordance with the original contractual terms, was $69,000 and $187,000, respectively.

The Corporation continuously monitors the credit quality of its loans receivable. In addition to its internal staff, the Corporation utilizes the services of a third party loan review firm to rate the credit quality of its loans receivable. Credit quality is monitored by reviewing certain credit quality indicators. Assets classified “Pass” are deemed to possess average to superior credit quality, requiring no more than normal attention. Assets classified as “Special Mention” have generally acceptable credit quality yet possess higher risk characteristics/circumstances than satisfactory assets. Such conditions include strained liquidity, slow pay, stale financial statements, or other conditions that require more stringent attention from the lending staff. These conditions, if not corrected, may weaken the loan quality or inadequately protect the Corporation’s credit position at some future date. Assets are classified “Substandard” if the asset has a well defined weakness that requires management’s attention to a greater degree than for loans classified special mention. Such weakness, if left uncorrected, could possibly result in the compromised ability of the loan to perform to contractual requirements. An asset is classified as “Doubtful” if it is inadequately protected by the net worth and/or paying capacity of the obligor or of the collateral, if any, that secures the obligation. Assets classified as doubtful include assets for which there is a “distinct possibility” that a degree of loss will occur if the inadequacies are not corrected. All loans past due 90 days or more and all impaired loans are included in the appropriate category below. The following table presents information, excluding net deferred costs, about the Corporation’s loan credit quality at September 30, 2013 and December 31, 2012:

Credit Quality Indicators
	September 30, 2013
	Pass	Special Mention	Substandard	Doubtful	Total
	(in thousands)
Commercial and industrial	$225,081	$2,785	$1,346	$—	$229,212
Commercial real estate	508,679	12,457	10,538	—	531,674
Construction	41,640	—	1,087	—	42,727
Residential mortgage	149,572	981	2,381	—	152,934
Installment	665	—	124	—	789
Total loans	$925,637	$16,223	$15,476	$—	$957,336

	December 31, 2012
	Pass	Special Mention	Substandard	Doubtful	Total
	(in thousands)
Commercial and industrial	$176,818	$3,281	$1,583	$—	$181,682
Commercial real estate	462,266	18,945	16,181	—	497,392
Construction	38,303	810	1,164	—	40,277
Residential mortgage	163,769	993	4,332	—	169,094
Installment	967	—	137	—	1,104
Total loans	$842,123	$24,029	$23,397	$—	$889,549

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table provides an analysis of the impaired loans at September 30, 2013 and December 31, 2012:

	September 30, 2013
	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(in thousands)
No Related Allowance Recorded
Commercial real estate	$1,275	$1,576	$—
Total	$1,275	$1,576	$—

With An Allowance Recorded
Commercial real estate	$175	$374	$76
Residential mortgage	1,113	1,113	143
Total	$1,288	$1,487	$219

Total
Commercial real estate	$1,450	$1,950	$76
Residential mortgage	1,113	1,113	143
Total (including related allowance)	$2,563	$3,063	$219

	December 31, 2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(in thousands)
No Related Allowance Recorded
Commercial real estate	$1,500	$1,950	$—
Total	$1,500	1,950	$—

With An Allowance Recorded
Commercial real estate	$4,180	$4,180	$493
Residential mortgage	1,255	1,255	152
Total	$5,435	$5,435	$645

Total
Commercial real estate	$5,680	$6,130	$493
Residential mortgage	1,255	1,255	152
Total (including related allowance)	$6,935	$7,385	$645

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table provides an analysis related to the average recorded investment and interest income recognized on impaired loans for the three and nine months ended September 30, 2013 and 2012.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013		2012		2013		2012
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized

Impaired loans with no related allowance recorded:

Commercial real estate	$1,275	$19	$2,246	$28	$1,275	$57	$2,246	$86
Total	$1,275	$19	$2,246	$28	$1,275	$57	$2,246	$86

Impaired loans with an allowance recorded:

Commercial real estate	$175	$—	$4,180	$34	$2,202	$68	$4,180	$103
Construction	—	—	—	—	—	—	2,066	16
Residential mortgage	1,226	10	4,304	—	1,226	31	3,876	26
Total	$1,401	$10	$8,484	$34	$3,428	$99	$10,122	$145

Total impaired loans:

Commercial real estate	$1,450	$19	$6,426	$62	$3,477	$125	$6,426	$189
Construction	—	—	—	—	—	—	2,066	16
Residential mortgage	1,226	10	4,304	—	1,226	31	3,876	26
Total	$2,676	$29	$10,730	$62	$4,703	$156	$12,368	$231

Included in impaired loans at September 30, 2013 are loans that are deemed troubled debt restructurings.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table provides an analysis of the aging of loans, excluding net deferred costs that are past due at September 30, 2013 and December 31, 2012:

Aging Analysis

	September 30, 2013
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Loans Receivable > 90 Days And Accruing
	(in thousands)
Commercial and Industrial	$739	$4,567	$85	$5,391	$223,821	$229,212	$—
Commercial Real Estate	872	752	175	1,799	529,875	531,674	—
Construction	—	—	—	—	42,727	42,727	—
Residential Mortgage	1,326	39	1,772	3,137	149,797	152,934	—
Installment	2	—	—	2	787	789	—
Total	$2,939	$5,358	$2,032	$10,329	$947,007	$957,336	$—

	December 31, 2012
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Loans Receivable > 90 Days And Accruing
	(in thousands)
Commercial and Industrial	$590	$—	$216	$806	$180,876	$181,682	$—
Commercial Real Estate	1,012	703	354	2,069	495,323	497,392	—
Construction	—	—	319	319	39,958	40,277	—
Residential Mortgage	2,017	628	2,784	5,429	163,665	169,094	55
Installment	23	—	—	23	1,081	1,104	—
Total	$3,642	$1,331	$3,673	$8,646	$880,903	$889,549	$55

The following table details the amount of loans receivable that are evaluated individually, and collectively, for impairment, and the related portion of the allowance for loan loss that is allocated to each loan portfolio segment:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Allowance for loan and lease losses
	September 30, 2013
	C & I	Comm R/E	Construction	Res Mtge	Installment	Unallocated	Total
	(in thousands)
Allowance for loan and lease losses:
Individually evaluated for impairment	$—	$76	$—	$143	$—	$—	$219
Collectively evaluated for impairment	1,714	5,712	369	1,161	94	925	9,975
Total	$1,714	$5,788	$369	$1,304	$94	$925	$10,194

Loans Receivable
Individually evaluated for impairment	$—	$1,450	$—	$1,113	$—	$—	$2,563
Collectively evaluated for impairment	226,664	512,949	41,640	137,733	663	—	919,649
Loans acquired with discounts related to credit quality	2,548	17,275	1,087	14,088	126	—	35,124
Total	$229,212	$531,674	$42,727	$152,934	$789	$—	$957,336

Allowance for loan and lease losses
	December 31, 2012
	C & I	Comm R/E	Construction	Res Mtge	Installment	Unallocated	Total
	(in thousands)
Allowance for loan and lease losses:
Individually evaluated for impairment	$—	$493	$—	$152	$—	$—	$645
Collectively evaluated for impairment	2,424	4,830	313	1,380	113	532	9,592
Total	$2,424	$5,323	$313	$1,532	$113	$532	$10,237

Loans Receivable
Individually evaluated for impairment	$—	$5,680	$—	$1,255	$—	$—	$6,935
Collectively evaluated for impairment	177,644	470,797	38,172	146,930	973	—	834,516
Loans acquired with discounts related to credit quality	4,038	20,915	2,105	20,909	131	—	48,098
Total	$181,682	$497,392	$40,277	$169,094	$1,104	$—	$889,549

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

A summary of the activity in the allowance for loan losses is as follows:

	Three Months Ended September 30, 2013
	C & I	Comm R/E	Construction	Res Mtge	Installment	Unallocated	Total
	(in thousands)
Balance at July 1,	$2,422	$5,333	$318	$1,341	$29	$759	$10,202

Charge offs	(6)	—	—	—	(4)	—	(10)

Recoveries	—	—	—	—	2	—	2

Provision	(702)	455	51	(37)	67	166	—

Balance at September 30,	$1,714	$5,788	$369	$1,304	$94	$925	$10,194

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Nine Months Ended September 30, 2013
	C & I	Comm R/E	Construction	Res Mtge	Installment	Unallocated	Total
	(in thousands)
Balance at January 1,	$2,424	$5,323	$313	$1,532	$113	$532	$10,237

Charge offs	(6)	(50)	—	—	(20)	—	(76)

Recoveries	21	8	—	—	4	—	33

Provision	(725)	507	56	(228)	(3)	393	—

Balance at September 30,	$1,714	$5,788	$369	$1,304	$94	$925	$10,194

	Three Months Ended September 30, 2012
	C & I	Comm R/E	Construction	Res Mtge	Installment	Unallocated	Total
	(in thousands)
Balance at July 1,	$1,747	$6,173	$449	$1,300	$59	$493	$10,221

Charge offs	—	—	—	(207)	(3)	—	(210)

Recoveries	—	—	—	—	4	—	4

Provision	(55)	103	43	71	4	59	225

Balance at September 30,	$1,692	$6,276	$492	$1,164	$64	$552	$10,240

	Nine Months Ended September 30, 2012
	C & I	Comm R/E	Construction	Res Mtge	Installment	Unallocated	Total
	(in thousands)
Balance at January 1,	$1,527	$5,972	$707	$1,263	$51	$82	$9,602

Charge offs	—	—	—	(207)	(11)	—	(218)

Recoveries	—	—	540	85	6	—	631

Provision	165	304	(755)	23	18	470	225

Balance at September 30,	$1,692	$6,276	$492	$1,164	$64	$552	$10,240

At September 30, 2013, there were no commitments to lend additional funds to borrowers whose loans were on non-accrual status or were contractually past due in excess of 90 days and still accruing interest, or whose terms have been modified in troubled debt restructurings.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

The Corporation added no new troubled debt restructurings during the three and nine months ended September 30, 2013.

Loans modified in a troubled debt restructuring totaled $2.8 million at September 30, 2013, of which $1.1 million were on non-accrual status. The remaining loans modified were current at the time of the restructuring and have complied with the terms of their restructure agreement. At December 31, 2012, loans modified in a troubled debt restructuring totaled $8.3 million, of which $1.5 million were on non-accrual status. The remaining loans modified were current at the time of the restructuring and have complied with the terms of their restructure agreement.

In an effort to proactively manage delinquent loans, the Corporation has selectively extended to certain borrowers concessions such as rate reductions, extension of maturity dates, principal or interest forgiveness, adjusted repayment terms, forbearance agreements, or combinations of two or more of these concessions. As of September 30, 2013, loans on which concessions were made with respect to adjusted repayment terms amounted to $1.5 million. Loans on which combinations of two or more concessions were made amounted to $1.3 million. The concessions granted included principal concessions, rate reduction, adjusted repayment, extended maturity and payment deferral.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 8.  Fair Value Measurements and Fair Value of Financial Instruments

Fair Value Measurements

Management uses its best judgment in estimating the fair value of the Corporation’s financial and non-financial instruments; however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial and non-financial instruments, the fair value estimates herein are not necessarily indicative of the amounts the Corporation could have realized in a sale transaction on the dates indicated. The estimated fair value amounts have been measured as of the respective period-end dates indicated herein and have not been re-evaluated or updated for purposes of these financial statements subsequent to those respective dates. As such, the estimated fair values of these financial and non-financial instruments subsequent to the respective reporting dates may be different than the amounts reported at each period-end.

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

The following information should not be interpreted as an estimate of the fair value of the entire Corporation since a fair value calculation is only provided for a limited portion of the Corporation’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Corporation’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Corporation’s assets measured at fair value on a recurring basis at September 30, 2013 and December 31, 2012.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Management primarily identifies investment securities which may have traded in illiquid or inactive markets by identifying instances of a significant decrease in the volume and frequency of trades, relative to historical levels, as well as instances of a significant widening of the bid-ask spread in the brokered markets. Investment securities that are deemed to have been trading in illiquid or inactive markets may require the use of significant unobservable inputs. For example, management may use quoted prices for similar investment securities in the absence of a liquid and active market for the securities being valued. As of September 30, 2013 and December 31, 2012, management made adjustments to prices provided by the third-party pricing service as a result of illiquid or inactive markets.

At September 30, 2013 and December 31, 2012, the Corporation’s pooled trust preferred security, ALESCO VII, was classified as Level 3. Market pricing for the Level 3 security varied widely from one pricing service to another based on the lack of trading. As such, the security was not considered to have readily observable market data that was accurate to support a fair value as prescribed by FASB ASC 820-10-05. The Corporation determined that significant adjustments using unobservable inputs are required to determine fair value at the measurement date.

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

The fair value of private label CMO was determined by discounting the expected cash flows over the life of the security. The discount rate was determined by deriving a discount rate when the markets were considered more active for this type of security. To this estimated discount rate, additions were made for more liquid markets and increased credit risk as well as assessing the risks in the security, such as default risk and severity risk. However, the private label CMO had interruptions of its scheduled principal payments and the Corporation recorded a net settlement principal loss of $24,000 for the nine months ended September 30, 2013; this security was sold at its book value on January 4, 2013.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

For financial assets and liabilities measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2013 and December 31, 2012 are as follows:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

		Fair Value Measurements at Reporting Date Using
Assets Measured at Fair Value on a Recurring Basis	September 30, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
U.S. Treasury & agency securities	$41,695	$41,695	$—	$—
Federal agency obligations	20,746	—	20,746	—
Residential mortgage pass-through securities	50,942	—	50,942	—
Commercial mortgage pass-through securities	9,518	—	9,518	—
Obligations of U.S. states and political subdivisions	40,277	—	40,277	—
Trust preferred securities	19,537	—	19,443	94
Corporate bonds and notes	205,235	—	205,235	—
Asset-backed securities	16,228	—	16,228	—
Certificates of deposit	2,295	—	2,295	—
Equity securities	287	287	—	—
Mutual funds and money market funds	6,387	6,387	—	—
Investment securities available-for-sale	$413,147	$48,369	$364,684	$94

		Fair Value Measurements at Reporting Date Using
Assets Measured at Fair Value on a Recurring Basis	December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
U.S. treasury and agency securities	$11,909	$11,909	$—	$—
Federal agency obligations	20,535	—	20,535	—
Residential mortgage pass-through securities	53,784	—	53,784	—
Commercial mortgage pass-through securities	9,969	—	9,969	—
Obligations of U.S. states and political subdivisions	107,714	469	107,245	—
Trust preferred securities	21,249	—	21,213	36
Corporate bonds and notes	237,405	—	237,405	—
Collateralized mortgage obligations	2,120	—	2,120	—
Asset-backed securities	19,742	—	19,742	—
Certificates of deposit	2,865	—	2,865	—
Equity securities	325	325	—	—
Mutual funds and money market funds	9,198	9,198	—	—
Securities available-for-sale	$496,815	$21,901	$474,878	$36

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

 The following tables present the changes in investment securities available-for-sale with significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2013 and 2012.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(in thousands)
Balance, beginning of the period	$72	$1,856	$36	$2,115
Interest payment deferrals	14	33	43	101
Principal repayments	—	(102)	—	(272)
Total net losses included in net income	—	(32)	—	(60)
Total net unrealized gains	8	296	15	167
Balance, end of the period	$94	$2,051	$94	$2,051

For the nine months ended September 30, 2013, there were no transfers of investment securities available-for-sale into or out of Level 1, Level 2, or Level 3 assets, except for securities purchased at year end included in Level 1, representing purchase prices, which subsequently were evaluated and placed in the appropriate Level depending on the observable inputs.

Assets Measured at Fair Value on a Non-Recurring Basis

For assets measured at fair value on a non-recurring basis, the unobservable inputs used to derive fair value measurements at September 30, 2013 and December 31, 2012 were as follows:

Impaired Loans	Valuation Techniques	Range of Unobservable Inputs
Residential	Appraisals of collateral value	Adjustment for age of comparable sales, generally a decline of 0-25%
Commercial	Discounted cash flow model	Discount rate from 0% to 6%
Commercial real estate	Appraisals of collateral value	Market capitalization rates between 8% to 12%. Market rental rates for similar properties
Construction	Appraisals of collateral value	Adjustment for age comparable sales. Generally a decline of 5% to no change

Other Real Estate Owned
Residential	Appraisals of collateral value	Adjustment for age of comparable sales, generally a decline of 0-25% and estimated selling costs of 6-8%
Commercial	Appraisals of collateral value	Adjustment for age of comparable sales, generally a decline of 15% to no change and estimated selling costs of 6-8%

		Fair Value Measurements at Reporting Date Using
Assets Measured at Fair Value on a Non-Recurring Basis	September 30, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Impaired loans	$1,069	$—	$—	$1,069
Other real estate owned	220	—	—	220

		Fair Value Measurements at Reporting Date Using
Assets Measured at Fair Value on a Non-Recurring Basis	December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Impaired loans	$4,790	$—	$—	$4,790
Other real estate owned	1,300	—	—	1,300

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following methods and assumptions were used to estimate the fair values of the Corporation’s assets measured at fair value on a non-recurring basis at September 30, 2013 and December 31, 2012.

Impaired Loans. The value of an impaired loan is measured based upon the present value of expected future cash flows discounted at the loan’s effective interest rate, or the fair value of the collateral if the loan is collateral dependent. Smaller balance homogeneous loans that are collectively evaluated for impairment, such as residential mortgage loans and installment loans, are specifically excluded from the impaired loan portfolio. The Corporation’s impaired loans are primarily collateral dependent. Impaired loans are individually assessed to determine that each loan’s carrying value is not in excess of the fair value of the related collateral or the present value of the expected future cash flows. Impaired loans at September 30, 2013 that required a valuation allowance during 2013 were $1.3 million with a related valuation allowance of $219,000 compared to $5.4 million with a related valuation allowance of $645,000 at December 31, 2012. Impaired loans that required a valuation allowance were $6.9 million with a related valuation allowance of $758,000 during the nine months ended September 30, 2012. Impaired loans of $1.5 million had no recorded valuation allowance for December 31, 2012.

Fair Value of Financial Instruments

 Other Real Estate Owned.  Other real estate owned (“OREO”) is measured at fair value less costs to sell, generally a decline of 0-25% for residential OREO and a decline of 15% to no change for commercial OREO. The Corporation believes that the fair value component in its valuation follows the provisions of FASB ASC 820-10-05. The fair value of OREO is determined by sales agreements or appraisals by qualified licensed appraisers approved and hired by the Corporation. Costs to sell associated with OREO is based on estimation per the terms and conditions of the sales agreements or appraisals.

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

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Corporation’s financial instruments as of September 30, 2013 and December 31, 2012.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

			Fair Value Measurements
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
September 30, 2013
Financial assets
Cash and due from banks	$33,557	$33,557	$33,557	$—	$—
Investment securities available-for-sale	413,147	413,147	48,369	364,684	94
Investment securities held-to-maturity	153,486	152,008	—	152,008	—
Restricted investment in bank stocks	8,986	8,986	—	8,986	—
Loans held for sale	101	101	101	—	—
Net loans	947,298	950,226	—	—	950,226
Accrued interest receivable	6,570	6,570	—	4,122	2,448

Financial liabilities
Non interest-bearing deposits	238,214	238,214	—	238,214	—
Interest-bearing deposits	1,076,103	1,076,997	—	1,076,997	—
Long-term borrowings	146,000	158,093	—	158,093	—
Subordinated debentures	5,155	5,145	—	5,145	—
Accrued interest payable	821	821	—	821	—

December 31, 2012
Financial assets
Cash and due from banks	$104,134	$104,134	$104,134	$—	$—
Interest bearing deposits with banks	2,004	2,004	2,004	—	—
Investment securities available-for-sale	496,815	496,815	21,901	474,878	36
Investment securities held-to-maturity	58,064	62,431	—	62,431	—
Restricted investment in bank stocks	8,964	8,964	—	8,964	—
Loans held for sale	1,491	1,491	1,491	—	—
Net loans	879,435	897,030	—	—	897,030
Accrued interest receivable	6,849	6,849	—	4,465	2,384

Financial liabilities
Non interest-bearing deposits	215,071	215,071	—	215,071	—
Interest-bearing deposits	1,091,851	1,092,822	—	1,092,822	—
Long-term borrowings	146,000	162,992	—	162,992	—
Subordinated debentures	5,155	5,046	—	5,046	—
Accrued interest payable	874	874	—	874	—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

At September 30, 2013 and December 31, 2012, the net investment in direct financing lease consists of a minimum lease receivable of $4,537,000 and $4,699,000, respectively, and unearned interest income of $781,000 and $928,000, respectively, for a net investment in direct financing lease of $3,756,000 and $3,771,000, respectively. The net investment in direct financing lease is carried as a component of loans in the Corporation’s consolidated statements of condition.

Minimum future lease receipts of the direct financing lease are as follows:

September 30, 2013
For years ending December 31,	(in thousands)
2013	$54
2014	216
2015	228
2016	265
2017	265
Thereafter	2,728
Total minimum future lease receipts	$3,756

Note 10.  Components of Net Periodic Pension Cost

The Corporation maintained a non-contributory defined benefit pension plan for substantially all of its employees until September 30, 2007, at which time the Corporation froze the plan. The following table sets forth the net periodic pension cost of the Corporation’s pension plan for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
			(in thousands)
Interest cost	$133	$139	$397	$417
Net amortization and deferral	(29)	(21)	(85)	(63)
Net periodic pension cost	$104	$118	$312	$354

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 11.  Income Taxes

For the nine months ended September 30, 2013, the Corporation recorded income tax expense of $5.7 million, compared with a $6.0 million income tax expense for the nine months ended September 30, 2012.

Note 12.  Borrowed Funds

Short-Term Borrowings

Short-term borrowings, which consist primarily of securities sold under agreements to repurchase, Federal Home Loan Bank (“FHLB”) advances and federal funds purchased, generally have maturities of less than one year. The details of these short-term borrowings are presented in the following table.

	September 30, 2013	September 30, 2012
	(dollars in thousands)
Interest rate:
At quarter end	—%	6.00%
Average for the quarter	0.32%	0.80%
Average amount outstanding during the quarter	$598	$150
Maximum amount outstanding at any month end in the quarter	$—	$5,050
Amount outstanding at quarter end	$—	$50

Long-Term Borrowings

Long-term borrowings, which consist primarily of FHLB advances and securities sold under agreements to repurchase, totaled $146.0 million at September 30, 2013 and mature within four to eight years. The FHLB advances are secured by pledges of certain collateral, including but not limited to U.S. government and agency mortgage-backed securities and a blanket assignment of qualifying first lien mortgage loans, consisting of both residential mortgages and commercial real estate loans.

At September 30, 2013 and December 31, 2012, FHLB advances had a weighted average interest rate of 3.44 percent and are contractually scheduled for repayment as follows:

September 30, 2013
(in thousands)
2016	$20,000
Thereafter	95,000
Total	$115,000

The Corporation has entered into agreements under which it has sold securities subject to an obligation to repurchase the same or similar securities. Under these arrangements, the Corporation may transfer legal control over the assets but still retain effective control through an agreement that both entitles and obligates the Corporation to repurchase the assets. The obligation to repurchase the securities is reflected as a liability in the Corporation’s consolidated statement of condition, while the securities underlying the securities sold under agreements to repurchase remain in the respective asset accounts and are delivered to and held as collateral by third party trustees. At September 30, 2013 and December 31, 2012, securities sold under agreements to repurchase had a weighted average interest rate of 5.90 percent and 5.54 percent, respectively, and are contractually scheduled for repayment as follows:

September 30, 2013
(in thousands)
After 2016	$31,000
Total	$31,000

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

The subordinated debentures are redeemable in whole or part prior to maturity on January 23, 2034. The floating interest rate on the subordinated debentures is three-month LIBOR plus 2.85 percent and resets quarterly. The rate at September 30, 2013 was 3.12 percent.

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

On December 7, 2011, the Corporation repurchased the warrants issued on January 12, 2009 to the Treasury as part of its participation in the Treasury’s TARP Capital Purchase Program. In the repurchase, the Corporation paid the Treasury $245,000 for the warrants.

Note 15.  Subsequent Events

On October 30 and 31, 2013, the Corporation modified the terms of $40 million in FHLB advances within its long-term borrowings. The modifications resulted in a reduction of the interest rates on these funds, extension of their maturity dates to seven years from the date of modifications, and conversion of the advances to non-putable for three years. After the modifications, the weighted average interest rate on these borrowings declined by 52 basis points to 3.43 percent. There were no gains, losses, penalties or fees incurred in the modification transactions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this analysis is to provide the reader with information relevant to understanding and assessing the Corporation’s results of operations for the periods presented herein and financial condition as of September 30, 2013 and December 31, 2012. In order to fully understand this analysis, the reader is encouraged to review the consolidated financial statements and accompanying notes thereto appearing elsewhere in this report.

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

Goodwill

The Corporation adopted the provisions of FASB ASC 350-10, which requires that goodwill be reported separate from other intangible assets in the Consolidated Statements of Condition and not be amortized but rather tested for impairment annually or more frequently if impairment indicators arise. No impairment charge was deemed necessary for the nine months ended September 30, 2013 and 2012.

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

Earnings

Net income available to common stockholders for the three months ended September 30, 2013 amounted to $5,066,000 compared to $4,426,000 for the comparable three-month period ended September 30, 2012. The Corporation recorded earnings per diluted common share of $0.31 for the three months ended September 30, 2013 as compared with earnings of $0.27 per diluted common share for the same three months in 2012. Dividends relating to the preferred stock issued to the U.S. Treasury reduced earnings per share by approximately $0.002 and $0.002 per fully diluted common share for the three month periods ended September 30, 2013 and 2012, respectively. The annualized return on average assets was 1.23 percent for the three months ended September 30, 2013, compared to 1.13 percent for the three months ended September 30, 2012. The annualized return on average stockholders’ equity was 12.53 percent for the three-month period ended September 30, 2013, compared to 11.67 percent for the three months ended September 30, 2012.

Net income available to common stockholders for the nine months ended September 30, 2013 amounted to $14,829,000 compared to $12,785,000 for the comparable nine-month period ended September 30, 2012. The Corporation recorded earnings per diluted common share of $0.91 for the nine months ended September 30, 2013 as compared with earnings of $0.78 per diluted common share for the same nine months in 2012. Dividends relating to the preferred stock issued to the U.S. Treasury reduced earnings per share by approximately $0.007 and $0.015 per fully diluted common share for the nine month periods ended September 30, 2013 and 2012, respectively. The annualized return on average assets was 1.23 percent for the nine months ended September 30, 2013, compared to 1.15 percent for nine months ended September 30, 2012. The annualized return on average stockholders’ equity was 12.15 percent for the nine-month period ended September 30, 2013, compared to 11.88 percent for the nine months ended September 30, 2012.

Net Interest Income and Margin

Net interest income is the difference between the interest earned on the portfolio of earning assets (principally loans and investments) and the interest paid for deposits and borrowings, which support these assets. Net interest income is presented on a tax-equivalent basis by adjusting tax-exempt income (primarily interest earned on obligations of state and political subdivisions) by the amount of income tax which would have been paid had the assets been invested in taxable issues. Net interest margin is defined as net interest income on a tax-equivalent basis as a percentage of total average interest-earning assets.

The following table presents the components of net interest income on a tax-equivalent basis for the periods indicated.

Net Interest Income
(tax-equivalent basis)

	Three Months Ended September 30,				Nine Months Ended September 30,
			Increase	Percent			Increase	Percent
(dollars in thousands)	2013	2012	(Decrease)	Change	2013	2012	(Decrease)	Change
Interest income:
Investment securities (available for sale)	$3,324	$3,814	$(490)	(12.8)%	$10,734	$11,140	$(406)	(3.6)%
Investment securities (held to maturity)	1,590	632	958	151.6	3,400	2,023	1,377	68.1
Loans, including net costs	10,202	10,039	163	1.6	30,017	28,838	1,179	4.1
Restricted investment in bank stocks, at cost	99	110	(11)	(10.0)	306	342	(36)	(10.5)
Other interest-bearing deposits	—	3	(3)	(100.0)	2	7	(5)	(71.4)
Total interest income	15,215	14,598	617	4.2	44,459	42,350	2,109	5.0
Interest expense:
Time deposits $100 or more	206	203	3	1.5	665	637	28	4.4
All other deposits	1,124	1,124	—	—	3,232	3,406	(174)	(5.1)
Borrowings	1,489	1,608	(119)	(7.4)	4,407	4,892	(485)	(9.9)
Total interest expense	2,819	2,935	(116)	(4.0)	8,304	8,935	(631)	(7.1)
Net interest income on a tax-equivalent basis	12,396	11,663	733	6.3	36,155	33,415	2,740	8.2
Tax-equivalent adjustment (1)	(674)	(480)	(194)	40.4	(1,835)	(1,341)	(494)	36.8
Net interest income	11,722	11,183	539	4.8	$34,320	$32,074	$2,246	7.0%

(1)   Computed using a federal income tax rate of 35 percent for 2013 and 2012.

Net interest income on a tax-equivalent basis increased $733,000 or 6.3 percent to $12.4 million for the three months ended September 30, 2013 as compared to the same period in 2012. For the three months ended September 30, 2013, the net interest margin widened by 3 basis points to 3.31 percent from 3.28 percent during the three months ended September 30, 2012. For the three months ended September 30, 2013, a decrease in the average yield on interest-earning assets of 4 basis points was partially offset by a decrease in the average cost of interest-bearing liabilities of 4 basis points, resulting in a stabilization of the Corporation’s net interest spread for the periods. Net interest margin widening during the third quarter period of 2013 occurred primarily as result of a lower liquidity pool carried during the quarter.

Net interest income on a tax-equivalent basis increased $2.7 million or 8.2 percent to $36.2 million for the nine months ended September 30, 2013 as compared to the same period in 2012. For the nine months ended September 30, 2013, the net interest margin contracted 2 basis points to 3.30 percent from 3.32 percent during the nine months ended September 30, 2012. For the nine months ended September 30, 2013, a decrease in the average yield on interest-earning assets of 14 basis points was partially offset by a decrease in the average cost of interest-bearing liabilities of 10 basis points, resulting in a decrease in the Corporation’s net interest spread of 4 basis points for the period.

For the three-month period ended September 30, 2013, interest income on a tax-equivalent basis increased by $617,000 or 4.2 percent compared to the same three-month period in 2012. This increase in interest income was due primarily to a volume increase in loans and investment securities partially offset by a decline in yields on loans due to the lower interest rate environment. Average investment securities volume increased during the current three-month period by $8.0 million, to $568.0 million, compared to the third quarter of 2012. The loan portfolio increased on average $71.4 million, to $921.5 million, from an average of $850.1 million in the same quarter in 2012, reflecting net increases in commercial loans and commercial real estate related sectors of the loan portfolio. Average loans represented approximately 61.5 percent of average interest-earning assets during the third quarter of 2013 compared to 59.7 percent in the same quarter in 2012.

For the nine-month period ended September 30, 2013, interest income on a tax-equivalent basis increased by $2.1 million or 5.0 percent compared to the same three-month period in 2012. This increase in interest income was due primarily to a volume increase in loans and investment securities partially offset by a decline in yields due to the lower interest rate environment. Average investment securities volume increased during the current nine-month period by $24.4 million, to $557.1 million, compared to the same period of 2012. The loan portfolio increased on average $95.8 million, to $894.7 million, from an average of $798.9 million in the same period in 2012, reflecting net increases in commercial loans and commercial real estate related sectors of the loan portfolio. Average loans represented approximately 61.2 percent of average interest-earning assets during the first nine months of 2013 compared to 59.5 percent in the same nine months in 2012.

For the three months ended September 30, 2013, interest expense decreased $116,000, or 4.0 percent from the same period in 2012. The average rate of interest-bearing liabilities decreased 4 basis points to 0.91 percent for the three months ended September 30, 2013, from 0.95 percent for the three months ended September 30, 2012. At the same time, the volume of average interest-bearing liabilities increased by $7.4 million. This increase was primarily in money market, and other interest-bearing deposits of $23.4 million and $23.9 million, respectively, and was partially offset by decreases in savings deposits of $12.9 million, borrowings of $12.5 million and time deposits of $18.5 million. Since 2009 steps have been taken to improve the Corporation’s net interest margin by allowing the runoff of certain high rate deposits and to position the Corporation for further high-costing cash outflows. The result of these actions, together with the reduction in market interest rates, has been a decline in the Corporation’s average cost of funds. For the three months ended September 30, 2013 and 2012, the Corporation’s net interest spread on a tax-equivalent basis was 3.15 percent.

For the nine months ended September 30, 2013, interest expense decreased $631,000, or 7.1 percent from the same period in 2012. The average rate of interest-bearing liabilities decreased 10 basis points to 0.91 percent for the nine months ended September 30, 2013, from 1.01 percent for the nine months ended September 30, 2012. At the same time, the volume of average interest-bearing liabilities increased by $39.8 million. This increase was primarily in money market, savings, and other interest-bearing deposits of $39.5 million, $3.9 million and $26.4 million, respectively, and was partially offset by decreases in borrowings of $13.9 million and time deposits of $16.0 million. For the nine months ended September 30, 2013, the Corporation’s net interest spread on a tax-equivalent basis decreased 4 basis points to 3.15 percent, from 3.19 percent for the nine months ended September 30, 2012.

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

Analysis of Variance in Net Interest Income Due to Changes in Volume and Rates

	Three Months Ended September 30, 2013 and 2012 Increase (Decrease) Due to Change in:			Nine Months Ended September 30, 2013 and 2012 Increase (Decrease) Due to Change in:
(tax-equivalent basis, in thousands)	Average Volume	Average Rate	Net Change	Average Volume	Average Rate	Net Change

Interest-earning assets:
Investment securities:
Available-for-sale
Taxable	$(293)	$224	$(69)	$(217)	$(36)	$(253)
Tax-exempt	(518)	97	(421)	(105)	(48)	(153)
Held-to-maturity
Taxable	32	106	138	(260)	227	(33)
Tax-exempt	981	(161)	820	1,759	(349)	1,410
Total investment securities	202	266	468	1,177	(206)	971
Loans	814	(651)	163	3,364	(2,185)	1,179
Restricted investment in bank stocks	(2)	(9)	(11)	(5)	—	(5)
Other interest bearing deposits	—	(3)	(3)	(7)	(29)	(36)
Total interest-earning assets	1,014	(397)	617	4,529	(2,420)	2,109

Interest-bearing liabilities:
Money market deposits	30	40	70	128	(15)	113
Savings deposits	(11)	(3)	(14)	11	(63)	(52)
Time deposits	47	(135)	(88)	(116)	(113)	(229)
Other interest-bearing deposits	24	11	35	82	(60)	22
Total interest-bearing deposits	90	(87)	3	105	(251)	(146)
Borrowings and subordinated debentures	(124)	5	(119)	(408)	(77)	(485)
Total interest-bearing liabilities	(34)	(82)	(116)	(303)	(328)	(631)
Change in net interest income	$1,048	$(315)	$733	$4,832	$(2,092)	$2,740

  The following tables, “Average Statements of Condition with Interest and Average Rates”, present for the three and nine months ended September 30, 2013 and 2012, the Corporation’s average assets, liabilities and stockholders’ equity. The Corporation’s net interest income, net interest spread and net interest margin are also reflected.

Average Statements of Condition with Interest and Average Rates

	Three Months Ended September 30,
	2013			2012
(tax-equivalent basis)	Average Balance	Interest Income/ Expense	Average Rate	Average Balance	Interest Income/ Expense	Average Rate
	(dollars in thousands)
Assets
Interest-earning assets:
Investment securities (1) :
Available-for-sale
Taxable	$379,714	$2,834	2.99%	$420,423	$2,903	2.76%
Tax-exempt	38,170	490	5.13	79,298	911	4.60
Held-to-maturity
Taxable	35,588	309	3.47	30,554	171	2.24
Tax-exempt	114,499	1,281	4.48	29,721	461	6.20
Total investment securities	567,971	4,914	3.46	559,996	4,446	3.18
Loans (2)	921,523	10,202	4.43	850,059	10,039	4.72
Restricted investment in bank stocks	8,986	99	4.41	9,143	110	4.81
Other interest-bearing deposits	—	—	—	3,816	3	0.31
Total interest-earning assets	1,498,480	15,215	4.06	1,423,014	14,598	4.10
Non interest-earning assets:
Cash and due from banks	79,494			90,385
Bank-owned life insurance	35,324			29,539
Intangible assets	16,838			16,874
Other assets	32,076			31,418
Allowance for loan losses	(10,200)			(10,197)
Total non interest-earning assets	153,532			158,019
Total assets	$1,652,012			$1,581,033
Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Money market deposits	$427,387	$485	0.45%	$400,026	$415	0.41%
Savings deposits	182,382	151	0.33	195,302	165	0.34
Time deposits	170,996	381	0.89	189,468	469	0.99
Other interest-bearing deposits	305,992	313	0.41	282,053	278	0.39
Total interest-bearing deposits	1,086,757	1,330	0.49	1,066,849	1,327	0.50
Short-term and long-term borrowings	146,598	1,449	3.95	159,139	1,566	3.94
Subordinated debentures	5,155	40	3.10	5,155	42	3.26
Total interest-bearing liabilities	1,238,510	2,819	0.91	1,231,143	2,935	0.95
Non interest-bearing liabilities:
Demand deposits	238,194			183,858
Other liabilities	12,751			13,346
Total non interest-bearing liabilities	250,945			197,204
Stockholders’ equity	162,557			152,686
Total liabilities and stockholders’ equity	$1,652,012			$1,581,033
Net interest income (tax-equivalent basis)		12,396			11,663
Net interest spread			3.15%			3.15%
Net interest margin (3)			3.31%			3.28%
Tax-equivalent adjustment (4)		(674)			(480)
Net interest income		$11,722			$11,183

(1)	Average balances are based on amortized cost.
(2)	Average balances include loans on non-accrual status.
(3)	Represents net interest income as a percentage of total average interest-earning assets.
(4)	Computed using a federal income tax rate of 35 percent for 2013 and 2012.

Average Statements of Condition with Interest and Average Rates

	Nine Months Ended September 30,
	2013			2012
(tax-equivalent basis)	Average Balance	Interest Income/ Expense	Average Rate	Average Balance	Interest Income/ Expense	Average Rate
	(dollars in thousands)
Assets
Interest-earning assets:
Investment securities (1) :
Available-for-sale
Taxable	$385,266	$8,359	2.89%	$395,273	$8,612	2.90%
Tax-exempt	67,998	2,375	4.66	70,989	2,528	4.75
Held-to-maturity
Taxable	25,785	686	3.55	37,287	719	2.57
Tax-exempt	78,068	2,714	4.64	29,125	1,304	5.97
Total investment securities	557,117	14,134	3.38	532,674	13,163	3.29
Loans (2)	894,712	30,017	4.47	798,939	28,838	4.81
Restricted investment in bank stocks	8,982	306	4.54	9,173	342	4.97
Other interest-bearing deposits	470	2	0.57	3,022	7	0.31
Total interest-earning assets	1,461,281	44,459	4.06	1,343,808	42,350	4.20
Non interest-earning assets:
Cash and due from banks	89,489			101,974
Bank-owned life insurance	35,091			29,296
Intangible assets	16,846			16,885
Other assets	31,185			31,703
Allowance for loan losses	(10,214)			(9,899)
Total non interest-earning assets	162,397			169,959
Total assets	$1,623,678			$1,513,767
Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Money market deposits	$402,656	$1,303	0.43%	$363,159	$1,190	0.44%
Savings deposits	193,153	481	0.33	189,294	533	0.38
Time deposits	174,142	1,213	0.93	190,105	1,442	1.01
Other interest-bearing deposits	299,332	900	0.40	272,976	878	0.43
Total interest-bearing deposits	1,069,283	3,897	0.49	1,015,534	4,043	0.53
Short-term and long-term borrowings	146,568	4,288	3.90	160,496	4,765	3.96
Subordinated debentures	5,155	119	3.08	5,155	127	3.28
Total interest-bearing liabilities	1,221,006	8,304	0.91	1,181,185	8,935	1.01
Non interest-bearing liabilities:
Demand deposits	223,766			175,041
Other liabilities	14,975			11,283
Total non interest-bearing liabilities	238,741			186,324
Stockholders’ equity	163,931			146,258
Total liabilities and stockholders’ equity	$1,623,678			$1,513,767
Net interest income (tax-equivalent basis)		36,155			33,415
Net interest spread			3.15%			3.19%
Net interest margin (3)			3.30%			3.32%
Tax-equivalent adjustment (4)		(1,835)			(1,341)
Net interest income		$34,320			$32,074

(1)	Average balances are based on amortized cost.
(2)	Average balances include loans on non-accrual status.
(3)	Represents net interest income as a percentage of total average interest-earning assets.
(4)	Computed using a federal income tax rate of 35 percent for 2013 and 2012.

Investment Portfolio

At September 30, 2013, the principal components of the investment securities portfolio were corporate bonds and notes, U.S. Treasury and agency obligations, federal agency obligations, mortgage-backed securities, obligations of U.S. states and political subdivisions, trust preferred securities, asset backed securities and equity securities.

During the nine months ended September 30, 2013, approximately $90.8 million in investment securities were sold from the available-for-sale portfolio. The cash flow from the sale of investment securities was primarily used to purchase new securities. The Corporation’s sales from its available-for-sale investment portfolio reflect continued volatility present in the market. Given the historic low interest rates prevalent in the market, it is necessary for the Corporation to protect itself from interest rate exposure. Securities that once appeared to be sound investments can, after changes in the market, become securities that the Corporation must sell in order to avoid losses and mismatches of interest-earning assets and interest-bearing liabilities.

For the three months ended September 30, 2013, average investment securities increased $8.0 million to approximately $568.0 million, or 37.9 percent of average interest-earning assets, from $560.0 million on average, or 39.4 percent of average interest-earning assets, for the comparable period in 2012. For the nine months ended September 30, 2013, average investment securities increased $24.4 million to approximately $557.1 million, or 38.1 percent of average interest-earning assets, from $532.7 million on average, or 39.6 percent of average interest-earning assets, for the comparable period in 2012.

During the three month period ended September 30, 2013, the volume-related factors applicable to the investment portfolio increased interest income by approximately $202,000 while rate-related changes resulted in an increase in interest income of approximately $266,000 from the same period in 2012. The tax-equivalent yield on investments increased by 28 basis points to 3.46 percent from a yield of 3.18 percent during the comparable period in 2012. The yield on the taxable investment portfolio was 3.03 percent for the three months ended September 30, 2013 compared to 2.73 percent for the comparable period in 2012. An increase in the volume of tax exempt municipal securities during the period of $43.7 million was offset by a decrease of 39 basis points in the yield on the tax exempt portfolio.

During the nine month period ended September 30, 2013, the volume-related factors applicable to the investment portfolio increased interest income by approximately $1.2 million while rate-related changes resulted in a decrease in interest income of approximately $206,000 from the same period in 2012. The tax-equivalent yield on investments increased by 9 basis points to 3.38 percent from a yield of 3.29 percent during the comparable period in 2012. The 3 basis point increase in taxable yield was partially offset by a decrease in the yield of tax exempt municipal securities during the period.

For the nine months ended September 30, 2013, the Corporation recorded principal losses of $24,000 on a variable rate CMO, which was sold. See Note 6 of the Notes to the Consolidated Financial Statements for further discussion.

At September 30, 2013, net unrealized gains on investment securities available-for-sale, which are carried as a component of accumulated other comprehensive income and included in stockholders’ equity, net of tax, amounted to $1.5 million as compared with net unrealized gains of $8.8 million at December 31, 2012. At September 30, 2013, the net unrealized gains on investment securities held-to-maturity that were transferred from securities available-for-sale, are carried, net of tax, as a component of accumulated other comprehensive income and included in stockholders’ equity. The gross unrealized losses associated with agency securities and federal agency obligations, mortgage-backed securities, corporate bonds and tax-exempt securities are not considered to be other-than-temporary because their unrealized losses are related to changes in interest rates and do not affect the expected cash flows of the underlying collateral or issuer.

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

At September 30, 2013, total loans amounted to $957.5 million, an increase of $67.8 million or 7.6 percent as compared to December 31, 2012. For the three-month period ended September 30, 2013, growth of $65.0 million and $39.8 million in the commercial and industrial and commercial real estate portfolios, $1.9 million in the construction portfolio and $193,000 in the installment loan portfolio was partially offset by a decrease of $19.5 million in residential mortgage loans compared to September 30, 2012. Total gross loans recorded in the quarter included $108.9 million of new loans and advances, offset by payoffs and principal payments of $54.7 million.

At September 30, 2013, the Corporation had $47.2 million in outstanding loan commitments which are expected to fund over the next 90 days.

Average total loans increased $71.5 million or 8.4 percent for the three months ended September 30, 2013 as compared to the same period in 2012, while the average yield on loans decreased by 29 basis points as compared with the same period in 2012. The decrease in the average yield on loans was primarily the result of lower market interest rates on the repricing of existing loans and the origination of new loans. The increase in average total loan volume was due primarily to increased customer activity and new lending relationships. The volume-related factors during the three month period contributed increased interest income of $814,000, while the rate-related changes decreased interest income by $651,000.

Average total loans increased $95.8 million or 12.0 percent for the nine months ended September 30, 2013 as compared to the same period in 2012, while the average yield on loans decreased by 34 basis points as compared with the same period in 2012.

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

At September 30, 2013, the level of the allowance was $10,194,000 as compared to $10,237,000 at December 31, 2012. Provisions to the allowance for the three-month period ended September 30, 2013 totaled $0 compared to $225,000 for the same period in 2012. The net charge offs were $8,000 for the three months ended September 30, 2013 compared to $206,000 in net charge offs for the three months ended September 30, 2012, bringing the Corporation’s net charge offs to $43,000 for the nine months of 2013 compared to net recoveries of $413,000 for the same period of 2012. The allowance for loan losses as a percentage of total loans amounted to 1.06 percent at September 30, 2013 compared to 1.15 percent at December 31, 2012.

The level of the allowance for the respective periods of 2013 and 2012 reflects the credit quality within the loan portfolio, the loan volume recorded during the periods, the changing composition of the commercial and residential real estate loan portfolios and other related factors. In management’s view, the level of the allowance at September 30, 2013 is adequate to cover losses inherent in the loan portfolio. Management’s judgment regarding the adequacy of the allowance constitutes a “Forward-Looking Statement” under the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from management’s analysis, based principally upon the factors considered by management in establishing the allowance.

Changes in the allowance for loan losses are presented in the following table for the periods indicated.

	Nine Months Ended September 30,
	2013	2012
	(dollars in thousands)
Average loans for the period	$894,712	$798,939
Total loans at end of period	957,492	869,998

Analysis of the Allowance for Loan Losses:
Balance — beginning of year	$10,237	$9,602
Charge-offs:
Commercial and industrial	(6)	—
Commercial real estate loans	(50)	—
Residential mortgage loans	—	(207)
Installment loans	(20)	(11)
Total charge-offs	(76)	(218)
Recoveries:
Commercial and industrial	21	—
Commercial real estate	8	—
Construction	—	540
Residential mortgage loans	—	85
Installment loans	4	6
Total recoveries	33	631
Net (charge-offs) recoveries	(43)	413
Provision for loan losses	—	225
Balance — end of period	$10,194	$10,240
Ratio of net charge-offs (recoveries) during the period to average loans during the period (1)	N/M	(0.07)%
Allowance for loan losses as a percentage of total loans	1.06%	1.18%

(1)	Annualized.

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

Non-Performing Assets and Troubled Debt Restructured Loans

Non-performing loans include non-accrual loans and accruing loans past due 90 days or more. Non-accrual loans represent loans on which interest accruals have been suspended. In general, it is the policy of management to consider the charge-off of loans at the point they become past due in excess of 90 days, with the exception of loans that are both well-secured and in the process of collection. Non-performing assets include non-performing loans and other real estate owned. Performing troubled debt restructured loans represent loans to borrowers experiencing financial difficulties on which a concession was granted, such as a reduction in interest rate below the current market rate for new debt with similar risks, or modified repayment terms, and are performing under the restructured terms. Such loans, as restructured, are not included within the Corporation’s non-performing loans.

The following table sets forth, as of the dates indicated, the amount of the Corporation’s non-accrual loans, accruing loans past due 90 days or more, other real estate owned and troubled debt restructured loans.

	September 30, 2013	December 31, 2012
	(in thousands)
Non-accrual loans	$2,032	$3,616
Accruing loans past due 90 days or more	—	55
Total non-performing loans	2,032	3,671
Other real estate owned	220	1,300
Total non-performing assets	$2,252	$4,971
Troubled debt restructured loans — performing	$1,658	$6,813

At September 30, 2013, non-performing assets totaled $2.3 million, or 0.14 percent of total assets, as compared with $5.5 million, or 0.34 percent of total assets, at September 30, 2012 and $5.0 million, or 0.31 percent, at December 31, 2012. The decrease from September 30, 2012 reflects the ability to satisfactorily work out the problem loans that exist. The largest component of the remaining non-accrual loans is comprised of one relationship totaling $618,000, or 30.4 percent of the total, secured by a senior lien on a residential property, located in Morris County, New Jersey.

The Corporation held $220,000 in other real estate owned at September 30, 2013 and $1.3 million at December 31, 2012, respectively.

Troubled debt restructured loans totaled $2.8 million at September 30, 2013 and $8.3 million at December 31, 2012. A total of $1.66 million and $6.81 million of troubled debt restructured loans were performing pursuant to the terms of their respective modifications at September 30, 2013 and December 31, 2012, respectively.

Overall credit quality in the Bank’s loan portfolio at September 30, 2013 remained relatively strong. Other known “potential problem loans” (as defined by SEC regulations), some of which are non-performing loans and are included in the table above, as of September 30, 2013 have been identified and internally risk-rated as assets specially mentioned or substandard. Such loans amounted to $31.7 million and $47.4 million at September 30, 2013 and December 31, 2012, respectively. The improvement in credit quality occurred as the commercial and industrial loans decreased $7.8 million in special mention and $7.9 million in the substandard category. Commercial real estate loans decreased $31.4 million in special mention and decreased $5.6 million in the substandard category. Residential mortgage loans decreased $12,000 in special mention and decreased in the substandard category by $2.0 million. Construction loans decreased $810,000 in the special mention category and decreased $77,000 in the substandard category. Installment loans decreased $13,000 in the substandard category. These loans are considered potential problem loans due to a variety of changing conditions affecting the credits, including general economic conditions and/or conditions applicable to the specific borrowers. The Corporation has no foreign loans.

 At September 30, 2013, other than the loans set forth above, the Corporation is not aware of any loans which present serious doubts as to the ability of its borrowers to comply with present loan repayment terms and which are expected to fall into one of the categories set forth in the tables or descriptions above.

Other Income

The following table presents the principal categories of other income for the periods indicated.

	Three Months Ended September 30,				Nine Months Ended September 30,
			Increase	Percent			Increase	Percent
(dollars in thousands)	2013	2012	(Decrease)	Change	2013	2012	(Decrease)	Change
Service charges, commissions and fees	$483	$459	$24	5.2%	$1,340	$1,326	$14	1.1%
Annuities and insurance commission	92	45	47	104.4	338	137	201	146.7
Bank-owned life insurance	265	239	26	10.9	1,104	736	368	50.0
Net investment securities gains	343	763	(420)	(55.0)	1,262	2,213	(951)	(43.0)
Loan related fees	297	89	208	233.7	550	291	259	89.0
Net gains on sales of loans held for sale	26	84	(58)	(69.0)	255	313	(58)	(18.5)
Bargain gain on acquisition	—	899	(899)	(100.0)	—	899	(899)	(100.0)
All other	37	57	(20)	(35.1)	246	279	(33)	(11.8)
Total other income	$1,543	$2,635	$(1,092)	(41.4)%	$5,095	$6,194	$(1,099)	(17.7)%

For the three months ended September 30, 2013, total other income amounted to $1.5 million, compared to total other income of $2.6 million for the same period in 2012. The decrease of $1.1 million for the three months ended September 30, 2013 was primarily the result of lower net investment securities gains (decreasing to $343,000 for the three months ended September 30, 2013 from net investment gains of $763,000 for the same period last year). Excluding net investment securities gains and a bargain gain of $899,000, the Corporation recorded total other income of $1.2 million for the three months ended September 30, 2013, compared to $973,000 for the three months ended September 30, 2012. This increase reflected increases of $24,000 in service charges, $47,000 in annuity and insurance commissions, $26,000 in bank-owned life insurance and $208,000 in loan related fees, offset by a $58,000 decrease in net gains on sales of loans held for sale and $20,000 in all other income.

For the nine months ended September 30, 2013, total other income decreased $1.1 million compared to the same period in 2012, primarily as a result of decreases in net investment gains and losses and a bargain gain. Excluding net investment securities gains and a bargain gain, the Corporation recorded total other income of $3.8 million for the nine months ended September 30, 2013, compared to $3.1 million for the nine months ended September 30, 2012. The increases in other income categories for the nine months ended September 30, 2013 were recorded primarily in service charges of $14,000, annuity and insurance commissions of $201,000, $368,000 in bank-owned life insurance (including $291,000 in death benefits) and $259,000 in loan related fees, offset by a decrease of $58,000 in net gain on sales of loans held for sale, and $33,000 in all other income.

Other Expense

The following table presents the principal categories of other expense for the periods indicated.

	Three Months Ended September 30,				Nine Months Ended September 30,
			Increase	Percent			Increase	Percent
(dollars in thousands)	2013	2012	(Decrease)	Change	2013	2012	(Decrease)	Change
Salaries and employee benefits	$3,247	$3,193	$54	1.7%	$10,072	$9,366	$706	7.5%
Occupancy and equipment	839	739	100	13.5	2,556	2,045	511	25.0
FDIC insurance	283	292	(9)	(3.1)	804	861	(57)	(6.6)
Professional and consulting	352	277	75	27.1	801	817	(16)	(2.0)
Stationery and printing	62	69	(7)	(10.1)	225	249	(24)	(9.6)
Marketing and advertising	94	64	30	46.9	257	151	106	70.2
Computer expense	362	366	(4)	(1.1)	1,058	1,081	(23)	(2.1)
Other real estate owned, net	7	65	(58)	(89.2)	133	149	(16)	(10.7)
Repurchase agreement prepayment and termination fees	—	1,012	(1,012)	(100.0)	—	1,012	(1,012)	(100.0)
Acquisition cost	—	472	(472)	(100.0)	—	472	(472)	(100.0)
All other	959	958	1	0.1	2,913	2,801	112	4.0
Total other expense	$6,205	$7,507	$(1,302)	(17.3)%	$18,819	$19,004	$(185)	(1.0)%

For the three months ended September 30, 2013, total other expense decreased $1.3 million, or 17.3 percent, from the comparable three months ended September 30, 2012. Excluding the repurchase agreement prepayment and termination fees of $1,012,000 and acquisition cost of $472,000 recognized in the quarter ended September 30, 2012, other expense increased $182,000 or 3.0 percent. This was primarily attributable to increases in salaries and employee benefits of $54,000, occupancy and equipment of $100,000, professional and consulting of $75,000 and marketing and advertising of $30,000, partially offset by decreases in FDIC insurance of $9,000, stationery and printing of $7,000, computer expense of $4,000 and other real estate owned expense of $58,000. For the nine months ended September 30, 2013, total other expense decreased $185,000, or 1.0 percent from the same period in 2012. Excluding the repurchase agreement prepayment and termination fees of $1,012,000, and acquisition cost of $472,000, other expense increased $1.3 million, or 7.4 percent.

Salaries and employee benefits expense for the quarter ended September 30, 2013 increased $54,000 or 1.7 percent over the comparable period in the prior year. For the nine months ended September 30, 2013, salaries and employee benefits expense increased $706,000, or 7.5 percent. The increases resulted from operating the Saddle River, Oakland and Englewood branches for the nine months of 2013 and opening of the Princeton branch in the second quarter of 2013. Full-time equivalent staffing levels were 169 at September 30, 2013 and 174 at September 30, 2012.

Occupancy and equipment expense for the quarter ended September 30, 2013 increased $100,000, or 13.5 percent, from the comparable three-month period in 2012. The increase for the quarter was primarily attributable to higher rent expense of $62,000, utilities expense of $16,000 and building and equipment expenses of $28,000. For the nine months ended September 30, 2013, occupancy and equipment expense increased $511,000, or 25.0 percent from the same period last year. The increase was primarily attributable to increases of $288,000 in rent expense, $137,000 in building and equipment expense, $12,000 in real estate taxes, $36,000 in utilities, $4,000 in depreciation expense and $31,000 in insurance expense.

FDIC insurance expense decreased $9,000, or 3.1 percent, for the three months ended September 30, 2013 compared to the same period in 2012. For the nine months ended September 30, 2013, FDIC insurance expense decreased $57,000 compared to the same period in 2012. The decreases were due to a lower assessment rate.

Marketing and advertising expense increased $30,000 or 46.9 percent for the three months ended September 30, 2013 compared to the same period in 2012. The increase was caused by increased print and other media expense associated with the Corporation’s Englewood Banking Center, loan product promotion and private banking wealth management promotion. For the nine months ended September 30, 2013, marketing and adverting expense increased $106,000, or 70.2 percent, from the comparable period in 2012.

 Professional and consulting expense for the three months ended September 30, 2013 increased $75,000, or 27.1 percent, compared to the comparable quarter of 2012, reflecting higher expenses related to loan workout. For the nine months ended September 30, 2013, professional and consulting expense decreased $16,000, or 2.0 percent, from the comparable period in 2012.

Stationery and printing expense decreased $7,000 or 10.1 percent for the three months ended September 30, 2013 compared to the same period in 2012. For the nine months ended September 30, 2013, stationery and printing expense decreased $24,000 or 9.6 percent.

Computer expense decreased $4,000 or 1.1 percent for the three months ended September 30, 2013. For the nine months ended September 30, 2013, computer expense decreased $23,000 or 2.1 percent.

Other real estate owned expense decreased $58,000 or 89.2 percent for the three months ended September 30, 2013 compared to the same quarter of 2012. For the nine months ended September 30, 2013, other real estate owned expense decreased $16,000 or 10.7 percent.

All other expense for the three months ended September 30, 2013 increased $1,000, or 0.1 percent, compared to the same quarter of 2012. For the nine months ended September 30, 2013, all other expense increased $112,000, or 4.0 percent compared to the same period in 2012.

Provision for Income Taxes

For the quarter ended September 30, 2013, the Corporation recorded income tax expense of $2.0 million, compared with $1.6 million of income tax expense for the quarter ended September 30, 2012. The effective tax rates for the quarterly periods ended September 30, 2013 and 2012 were 27.8 percent and 26.8 percent, respectively. The higher effective tax rate in the third quarter of 2013 was primarily due to higher income before income tax expense offset in part by the formation of a tax advantaged subsidiary in the fourth quarter of 2012 and a higher level of tax advantaged revenues from tax exempt investment securities, loans and bank-owned life insurance.

For the nine months ended September 30, 2013, income tax expense amounted to $5.7 million compared with $6.0 million of income tax expense for the comparable period in 2012. The effective tax rates for the respective nine-month periods ended September 30, 2013 and 2012 were 27.5 percent and 31.5 percent, respectively.

Recent Accounting Pronouncements

Note 4 of the Notes to Consolidated Financial Statements discusses the expected impact of accounting pronouncements recently issued or proposed and adopted or not yet required to be adopted.

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

At September 30, 2013, the Corporation reflected a positive interest sensitivity gap with an interest sensitivity ratio of 1.48:1.00 at the cumulative one-year position. Based on management’s perception of interest rates remaining low through 2013, emphasis has been, and is expected to continue to be, placed on controlling liability costs while extending the maturities of liabilities in order to minimize the impact on the net interest spread of rising interest rates in the future. However, no assurance can be given that this objective will be met.

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

At September 30, 2013, the Parent Corporation had $498,000 in cash and short-term investments compared to $629,000 at December 31, 2012. Expenses at the Parent Corporation are moderate and management believes that the Parent Corporation presently has adequate liquidity to fund its obligations.

Certain provisions of long-term debt agreements, primarily subordinated debt, prevent the Corporation from creating liens on, disposing of or issuing voting stock of subsidiaries. As of September 30, 2013, the Corporation was in compliance with all covenants and provisions of these agreements.

Deposits

Total deposits increased to $1.314 billion at September 30, 2013 from $1.307 billion at December 31, 2012. Total non interest-bearing deposits increased from $215.1 million at December 31, 2012 to $238.2 million at September 30, 2013, an increase of $23.1 million or 10.8 percent. Interest-bearing demand, savings and time deposits under $100,000 decreased $9.3 million to a total of $971.7 million at September 30, 2013 as compared to $981.0 million at December 31, 2012. Time deposits $100,000 and over decreased $6.4 million as compared to year-end 2012,  primarily due to an outflow of municipal certificates of deposit. Time deposits $100,000 and over represented 7.9 percent of total deposits at September 30, 2013 compared to 8.5 percent at December 31, 2012.

Core Deposits

The Corporation derives a significant proportion of its liquidity from its core deposit base. Total demand deposits, savings and money market accounts of $1.161 billion at September 30, 2013 increased by $18.2 million, or 1.59 percent, from December 31, 2012. At September 30, 2013, total demand deposits, savings and money market accounts were 88.4 percent of total deposits compared to 87.5 percent at year-end 2012. Alternatively, the Corporation uses a more stringent calculation for the management of its liquidity positions internally, which calculation consists of total demand, savings accounts and money market accounts (excluding money market accounts greater than $100,000 and time deposits) as a percentage of total deposits. This number increased by $21.0 million, or 3.0 percent, from $699.9 million at December 31, 2012 to $720.9 million at September 30, 2013 and represented 54.8 percent of total deposits at September 30, 2013 as compared with 53.6 percent at December 31, 2012.

The Corporation continues to place the main focus of its deposit gathering efforts in the maintenance, development, and expansion of its core deposit base. Management believes that the emphasis on serving the needs of our communities will provide a long term relationship base that will allow the Corporation to efficiently compete for business in its market. The success of this strategy is reflected in the growth of the demand, savings and money market balances during the third quarter of 2013.

The following table depicts the Corporation’s core deposit mix at September 30, 2013 and December 31, 2012 based on the Corporation’s alternative calculation:

	September 30, 2013		December 31, 2012		Dollar Change
	Amount	Percentage	Amount	Percentage	2013 vs. 2012
	(dollars in thousands)
Non interest-bearing demand	$238,214	33.1%	$215,071	30.7%	$23,143
Interest-bearing demand	231,390	32.1	217,922	31.2	13,468
Regular savings	105,369	14.6	110,896	15.8	(5,527)
Money market deposits under $100	145,896	20.2	156,009	22.3	(10,113)
Total core deposits	$720,869	100.0%	$699,898	100.0%	$20,971

Total deposits	$1,314,317		$1,306,922		$7,395
Core deposits to total deposits		54.8%		53.6%

Borrowings

Short-Term Borrowings

Short-term borrowings, which consist primarily of securities sold under agreements to repurchase, Federal Home Loan Bank (“FHLB”) advances and federal funds purchased, generally have maturities of less than one year. The details of these short-term borrowings are presented in the following table.

September 30, 2013
(dollars in thousands)
Interest rate:
At quarter end	—%
Average for the quarter	0.32%
Average amount outstanding during the quarter	$598
Maximum amount outstanding at any month end in the quarter	$—
Amount outstanding at quarter end	$—

Long-Term Borrowings

Long-term borrowings, which consist primarily of FHLB advances and securities sold under agreements to repurchase, totaled $146.0 million at September 30, 2013 and December 31, 2012, and mature within three to eight years. The FHLB advances are secured by pledges of certain collateral, including but not limited to U.S. government and agency mortgage-backed securities and a blanket assignment of qualifying first lien mortgage loans, consisting of both residential mortgages and commercial real estate loans. At September 30, 2013, FHLB advances and securities sold under agreements to repurchase had weighted average interest rates of 3.44 percent and 5.90 percent, respectively.

Subordinated Debentures

On December 19, 2003, Center Bancorp Statutory Trust II, a statutory business trust and wholly-owned subsidiary of Center Bancorp, Inc., issued $5.0 million of MMCapS capital securities to investors due on January 23, 2034. The trust loaned the proceeds of this offering to the Corporation and received in exchange $5.2 million of the Parent Corporation’s subordinated debentures. The subordinated debentures are redeemable in whole or part. The floating interest rate on the subordinated debentures is three-month LIBOR plus 2.85 percent and reprices quarterly. The rate at September 30, 2013 was 3.12 percent.

Cash Flows

The Consolidated Statements of Cash Flows present the changes in cash and cash equivalents resulting from the Corporation’s operating, investing and financing activities. During the nine months ended September 30, 2013, cash and cash equivalents decreased by $72.6 million over the balance at December 31, 2012. Net cash of $17.8 million was provided by operating activities, primarily, net income as adjusted to net cash. Net cash used in investing activities amounted to approximately $94.9 million, primarily reflecting a net increase in loans of $68.1 million and a net increase in investment securities of $28.0 million. Net cash of $4.5 million was provided by financing activities, primarily from the increase in deposits of $7.4 million offset by the funding of dividends.

Stockholders’ Equity

Total stockholders’ equity amounted to $165.1 million, or 10.0 percent of total assets, at September 30, 2013, compared to $160.7 million or 9.9 percent of total assets at December 31, 2012. Book value per common share was $9.40 at September 30, 2013, compared to $9.14 at December 31, 2012. Tangible book value (i.e., total stockholders’ equity less preferred stock, goodwill and other intangible assets) per common share was $8.37 at September 30, 2013, compared to $8.11 at December 31, 2012.

Tangible book value per share is a non-GAAP financial measure and represents tangible stockholders’ equity (or tangible book value) calculated on a per common share basis. The Corporation believes that a disclosure of tangible book value per share may be helpful for those investors who seek to evaluate the Corporation’s book value per share without giving effect to goodwill and other intangible assets. The following table presents a reconciliation of total book value per share to tangible book value per share as of September 30, 2013 and December 31, 2012.

	September 30,	December 31,
	2013	2012
	(in thousands, except for share data)
Stockholders’ equity	$165,138	$160,691
Less: Preferred stock	11,250	11,250
Less: Goodwill and other intangible assets	16,833	16,858
Tangible common stockholders’ equity	$137,055	$132,583

Book value per common share	$9.40	$9.14
Less: Goodwill and other intangible assets	1.03	1.03
Tangible book value per common share	$8.37	$8.11

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

On December 7, 2011, the Corporation repurchased the warrants issued on January 12, 2009 to the Treasury as part of its participation in the Treasury’s TARP Capital Purchase Program. In the repurchase, the Corporation paid the Treasury $245,000 for the warrants.

During the three and nine months ended September 30, 2013, the Corporation had no purchases of common stock associated with its stock buyback programs. At September 30, 2013, there were 652,868 shares available for repurchase under the Corporation’s stock buyback programs.

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

The following is a summary of regulatory capital amounts and ratios as of September 30, 2013 for the Corporation and the Bank, compared with minimum capital adequacy requirements and the regulatory requirements for classification as a well-capitalized depository institution.

	Center Bancorp, Inc.		For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Provisions
At September 30, 2013	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)

Tier 1 leverage capital	$155,670	9.52%	$65,408	4.00%	N/A	N/A
Tier 1 risk-based capital	155,670	11.70%	53,221	4.00%	N/A	N/A
Total risk-based capital	166,074	12.49%	106,372	8.00%	N/A	N/A

	Union Center National Bank		For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Provisions
At September 30, 2013	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)

Tier 1 leverage capital	$155,447	9.51%	$65,383	4.00%	$81,728	5.00%
Tier 1 risk-based capital	155,447	11.69%	53,190	4.00%	79,785	6.00%
Total risk-based capital	165,886	12.48%	106,337	8.00%	132,921	10.00%

N/A - not applicable

The Office of the Comptroller of the Currency (“OCC”) had established higher minimum capital ratios for the Bank effective as of December 31, 2009; however, those higher capital ratios were removed during the second quarter of 2012. As of September 30, 2013, management believes that each of the Bank and the Corporation meet all capital adequacy requirements to which they are subject.

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

On July 9, 2013, the Office of the Comptroller of the Currency approved a final rule revising regulatory capital rules applicable to national banks, implementing Basel III. This rule redefines Tier 1 capital as two components (Common Equity Tier 1 and Additional Tier 1), creates a new capital ratio (Common Equity Tier 1 Risk-based Capital Ratio) and implements a capital conservation buffer. It also revises the prompt corrective action thresholds and makes changes to risk weighs for certain assets and off-balance-sheet exposures. Banks are required to transition into the new rule beginning on January 1, 2015, although, based on the Corporation’s capital levels and balance sheet composition at September 30, 2013, the Corporation does not believe implementation of the new rule will have a material impact on the Corporation’s capital needs; however, due to the complexity of the rules, the Corporation will continue to evaluate the impact of these changes to our regulatory capital of Center Bancorp and Union Center National Bank. This statement regarding the impact of the new regulations constitutes a forward-looking statement under the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from this statement as a result of various factors, including modifications to the new regulations that may be adopted prior to the effective dates of the new regulations.

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

Based on the results of the interest simulation model as of September 30, 2013, and assuming that management does not take action to alter the outcome, the Corporation would expect a decrease of 1.16 percent in net interest income if interest rates increased by 200 basis points from current rates in a gradual and parallel rate ramp over a twelve month period. These results and other analyses indicate to management that the Corporation’s net interest income is presently minimally sensitive to rising interest rates.

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

Equity Price Risk

The Corporation is exposed to equity price risk inherent in its portfolio of publicly traded equity securities, which had an estimated fair value of approximately $287,000 and $325,000 at September 30, 2013 and December 31, 2012, respectively. We monitor equity investment holdings for impairment on a quarterly basis. In the event that the carrying value of the equity investment exceeds its fair value, and the decline in value is determined to be to be other than temporary, the carrying value is reduced to its current fair value by recording a charge to current operations. For the three and nine months ended September 30, 2013 and 2012, the Corporation recorded no other-than-temporary impairment charges on its equity security holdings.

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

CENTER BANCORP, INC.
(Registrant)

By:	/s/ Anthony C. Weagley	By:	/s/ Francis R. Patryn
	Anthony C. Weagley		Francis R. Patryn
	President and Chief Executive Officer		Vice President, Treasurer and Chief Financial Officer

	Date: November 8, 2013		Date: November 8, 2013

