Form 10-K
period 2013-12-31
CENTER BANCORP INC
filed 2014-03-05
CIK 712771

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Fiscal Year Ended December 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐ or No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold or the average bid and ask price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter — $149.9 million

Shares Outstanding on February 28, 2014
Common Stock, no par value: 16,369,012 shares

DOCUMENTS INCORPORATED BY REFERENCE
Definitive proxy statement in connection with the 2014 Annual Stockholders Meeting to be filed with the Commission pursuant to Regulation 14A will be incorporated by reference in Part III.

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

Except as described above, the Corporation’s wholly-owned subsidiaries are all included in the consolidated financial statements of Center Bancorp, Inc. These subsidiaries include an advertising subsidiary; an insurance subsidiary offering annuity products, property and casualty, life and health insurance, and various investment subsidiaries which hold, maintain and manage investment assets for the Corporation. The Corporation’s subsidiaries also include a real estate investment trust subsidiary (the “REIT” subsidiary) which owns some of the real estate loans. All subsidiaries mentioned above are directly or indirectly wholly owned by the Corporation, except that the Corporation owns less than 100 percent of the preferred stock of the REIT subsidiary. A REIT must have 100 or more shareholders to quality as a REIT. The REIT has issued less than 20 percent of its outstanding non-voting preferred stock to individuals, primarily bank personnel and directors.

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

On January 20, 2014, the Parent Corporation entered into an Agreement and Plan of Merger (the “Merger Agreement”) with ConnectOne Bancorp, Inc., a New Jersey corporation (“ConnectOne Bancorp”). The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, ConnectOne Bancorp will merge with and into the Parent Corporation, with the Parent Corporation continuing as the surviving corporation (the “Merger”), and the Parent Corporation will change its name to ConnectOne Bancorp. The Merger Agreement also provides that immediately following the consummation of the Merger, the Bank will merge with and into ConnectOne Bank (the “Bank Merger”), a New Jersey-chartered commercial bank (“ConnectOne Bank”) and a wholly-owned subsidiary of ConnectOne Bancorp, with ConnectOne Bank continuing as the surviving bank. Subject to the terms and conditions of the Merger Agreement, upon completion of the Merger (the “Effective Time”), each share of common stock, no par value per share, of ConnectOne Bancorp (“ConnectOne Common Stock”), issued and outstanding immediately prior to the Effective Time will be converted into and become the right to receive 2.6 shares of the Parent’s Corporation’s common stock. The Merger and the Bank Merger are subject to the receipt of all necessary regulatory approvals, the approvals of the shareholders of the Parent Corporation and ConnectOne Bancorp and other conditions. The parties contemplate that the merger will be consummated during the second or third quarters of 2014, provided that all conditions are satisfied or, where permitted, waived.

In connection with the proposed merger, the Parent Corporation will file with the Securities and Exchange Commission (the “SEC”) a Registration Statement on Form S-4 that will include a joint proxy statement of the Parent Corporation and ConnectOne Bancorp and a prospectus of the Parent Corporation, as well as other relevant documents concerning the proposed transaction. The Parent Corporation and ConnectOne Bancorp will each mail the joint proxy statement/prospectus to its stockholders. SHAREHOLDERS OF THE PARENT CORPORATION AND CONNECTONE BANCORP ARE URGED TO READ CAREFULLY THE REGISTRATION STATEMENT AND JOINT PROXY STATEMENT/PROSPECTUS REGARDING THE PROPOSED MERGER IN ITS ENTIRETY WHEN IT BECOMES AVAILABLE AND ANY OTHER RELEVANT DOCUMENTS FILED WITH THE SEC, AS WELL AS ANY AMENDMENTS OR SUPPLEMENTS TO THOSE DOCUMENTS, BECAUSE THEY WILL CONTAIN IMPORTANT INFORMATION. Investors and security holders may obtain a free copy of the joint proxy statement/prospectus (when available) and other filings containing information about the Parent Corporation and ConnectOne Bancorp at the SEC's website at www.sec.gov. The joint proxy statement/prospectus (when available) and the other filings may also be obtained free of charge at Center's website at www.centerbancorp.com under the tab "Investor Relations," and then under the heading "SEC Filings" or at ConnectOne Bancorp's website at www.connectonebank.com under the tab "Investor Relations," and then under the heading "SEC Filings." Center, ConnectOne and certain of their respective directors and executive officers, under the SEC's rules, may be deemed to be participants in the solicitation of proxies of the Parent Corporation’s and ConnectOne Bancorp’s shareholders in connection with the proposed merger. Information about the directors and executive officers of the Parent Corporation and their ownership of the Parent Corporation’s common stock is set forth in the proxy statement for the Parent Corporation’s 2013 annual meeting of shareholders, as filed with the SEC on Schedule 14A on April 15, 2013. Information about the directors and executive officers of ConnectOne Bancorp and their ownership of ConnectOne Bancorp common stock is set forth in the proxy statement for ConnectOne Bancorp’s 2013 annual meeting of shareholders, as filed with the SEC on Schedule 14A on April 8, 2013. Additional information regarding the interests of those participants and other persons who may be deemed participants in the transaction may be obtained by reading the joint proxy statement/prospectus regarding the proposed Merger when it becomes available. Free copies of this document may be obtained as described in the preceding paragraph.

This Annual Report on Form 10-K does not constitute an offer to sell or the solicitation of an offer to buy any securities or a solicitation of any vote or approval, nor shall there be any sale of securities in any jurisdiction in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of such jurisdiction.

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

The Parent Corporation has filed the certifications of the Chief Executive Officer and Chief Financial Officer required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 with respect to the Parent Corporation’s Annual Report on Form 10-K as exhibits to this Report. Center Bancorp’s CEO submitted the required annual CEO’s Certification regarding the NASDAQ’s corporate governance listing standards, Section 12(a) CEO Certification, to the NASDAQ within the required time frame after the 2013 annual shareholders’ meeting.

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

The Dodd-Frank Act

The Dodd-Frank Act, adopted in 2010, will continue to have a broad impact on the financial services industry, as a result of the significant regulatory and compliance changes made by the Dodd-Frank Act, including, among other things, (i) enhanced resolution authority over troubled and failing banks and their holding companies; (ii) increased capital and liquidity requirements; (iii) increased regulatory examination fees; (iv) changes to assessments to be paid to the FDIC for federal deposit insurance; and (v) numerous other provisions designed to improve supervision and oversight of, and strengthening safety and soundness for, the financial services sector. Additionally, the Dodd-Frank Act establishes a new framework for systemic risk oversight within the financial system to be distributed among new and existing federal regulatory agencies, including the Financial Stability Oversight Council, the Federal Reserve, the OCC and the FDIC. A summary of certain provisions of the Dodd-Frank Act is set forth below:

•
Minimum Capital Requirements.   The Dodd-Frank Act requires new capital rules and the application of the same leverage and risk-based capital requirements that apply to insured depository institutions to most bank holding companies. In addition to making bank holding companies subject to the same capital requirements as their bank subsidiaries, these provisions (often referred to as the Collins Amendment to the Dodd-Frank Act) were also intended to eliminate or significantly reduce the use of hybrid capital instruments, especially trust preferred securities, as regulatory capital. The Dodd-Frank Act also requires banking regulators to seek to make capital standards countercyclical, so that the required levels of capital increase in times of economic expansion and decrease in times of economic contraction. See “New Capital Rules” for a description of new capital requirements adopted by U.S. federal banking regulators in 2013 and the treatment of trust preferred securities under such rules.

•
Basel III. On July 9, 2013, the Office of the Comptroller of the Currency approved a final rule revising regulatory capital rules applicable to national banks, implementing Basel III. This rule redefines Tier 1 capital as two components (Common Equity Tier 1 and Additional Tier 1), creates a new capital ratio (Common Equity Tier 1 Risk-based Capital Ratio) and implements a capital conservation buffer. It also revises the prompt corrective action thresholds and makes changes to risk weighs for certain assets and off-balance-sheet exposures. Banks are required to transition into the new rule beginning on January 1, 2015, although, based on the Corporation’s capital levels and balance sheet composition at September 30, 2013, the Corporation does not believe implementation of the new rule will have a material impact on the Corporation’s capital needs; however, due to the complexity of the rules, the Corporation will continue to evaluate the impact of these changes to our regulatory capital of Center Bancorp and Union Center National Bank. This statement regarding the impact of the new regulations constitutes a forward-looking statement under the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from this statement as a result of various factors, including modifications to the new regulations that may be adopted prior to the effective dates of the new regulations.

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

6

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

Volker Rule

In December 2013, Federal banking regulators issued rules for complying with the Volker Rule provision of the Dodd-Frank Act. The Bank does not engage in, or expects to engage in, any transactions that are considered “covered activities” as defined by the Volker Rule. Therefore, the Bank does not have any compliance obligations under the Volker Rule.

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

Capital Adequacy Guidelines

The Federal Reserve Board has adopted risk-based capital guidelines. These guidelines establish minimum levels of capital and require capital adequacy to be measured in part upon the degree of risk associated with certain assets. Under these guidelines all banks and bank holding companies must have a core or Tier 1 capital to risk-weighted assets ratio of at least 4% and a total capital to risk-weighted assets ratio of at least 8%. At December 31, 2013, the Corporation’s Tier 1 capital to risk-weighted assets ratio and total capital to risk-weighted assets ratio were 12.10 percent and 12.91 percent, respectively.

In addition, the Federal Reserve Board and the FDIC have approved leverage ratio guidelines (Tier 1 capital to average quarterly assets, less goodwill) for bank holding companies such as the Parent Corporation. These guidelines provide for a minimum leverage ratio of 3% for bank holding companies that meet certain specified criteria, including that they have the highest regulatory rating. All other holding companies are required to maintain a leverage ratio of 3% plus an additional cushion of at least 100 to 200 basis points. The Parent Corporation’s leverage ratio was 9.69 percent at December 31, 2013.

Under FDICIA, federal banking agencies have established certain additional minimum levels of capital. See “FDICIA”. See also “New Capital Rules” for a description of capital requirements adopted by federal regulators in July 2013.

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

The Dodd-Frank Act includes certain provisions, often referred to as the “Collins Amendment,” concerning the capital requirements of the United States banking regulators. These provisions are intended to subject bank holding companies to the same capital requirements as their bank subsidiaries and to eliminate or significantly reduce the use of hybrid capital instruments, especially trust preferred securities, as regulatory capital. Under the Collins Amendment, trust preferred securities issued by a company, such as Union Center National Bank, with total consolidated assets of less than $15 billion before May 19, 2010 are treated as regulatory capital, but any such securities issued later are not eligible as regulatory capital. The banking regulators were required to develop regulations setting minimum risk-based and leverage capital requirements for holding companies and banks on a consolidated basis that are no less stringent than the generally applicable requirements in effect for depository institutions under the prompt corrective action regulations. The banking regulators were also required to seek to make capital standards countercyclical so that the required levels of capital increase in times of economic expansion and decrease in times of economic contraction.

New Capital Rules

In December 2010 and January 2011, the Basel Committee published the final texts of reforms on capital and liquidity generally referred to as “Basel III.” In July 2013, the Federal Reserve Board, the FDIC and the Comptroller of the Currency adopted final rules (the “New Rules”), which implement certain provisions of Basel III and the Dodd-Frank Act. The New Rules replace the general risk-based capital rules of the various banking agencies with a single, integrated regulatory capital framework. The New Rules require higher capital cushions and more stringent criteria for what qualifies as regulatory capital.

For banks and bank holding companies like the Parent Corporation and the Bank, January 1, 2015 is the start date for compliance with the revised minimum regulatory capital ratios and for determining risk-weighted assets under what the New Rules call a “standardized approach.” As of January 1, 2015, the Parent Corporation and the Bank will be required to maintain the following minimum capital ratios, expressed as a percentage of risk-weighted assets:

•	Common Equity Tier 1 Capital Ratio of 4.5% (this is a new concept and requirement, and is referred to as the “CET1”);

•	Tier 1 Capital Ratio (CET1 capital plus “Additional Tier 1 capital”) of 6.0%; and

•	Total Capital Ratio (Tier 1 capital plus Tier 2 capital) of 8.0%.

In addition, the Parent Corporation and the Bank will be subject to a leverage ratio of 4% (calculated as Tier 1 capital to average consolidated assets as reported on the consolidated financial statements).

The New Rules also require a “capital conservation buffer.” When fully phased in on January 1 2019, the Parent Corporation and the Bank will be required to maintain a 2.5% capital conservation buffer, which is composed entirely of CET1, on top of the minimum risk-weighted asset ratios described above, resulting in the following minimum capital ratios:

•	CET1 of 7%;

•	Tier 1 Capital Ratio of 8.5%; and

•	Total Capital Ratio of 10.5%.

The purpose of the capital conservation buffer is to absorb losses during periods of economic stress. Banking institutions with a CET1, Tier 1 Capital Ratio and Total Capital Ratio above the minimum set forth above but below the capital conservation buffer will face constraints on their ability to pay dividends, repurchase equity and pay discretionary bonuses to executive officers, based on the amount of the shortfall. The implementation of the capital conservation buffer will begin on January 1, 2016 at the 0.625% level, and increase by 0.625% on each subsequent January 1 until it reaches 2.5% on January 1, 2019.

The New Rules also adopted a “countercyclical capital buffer, which is not applicable to the Parent Corporation or the Bank. That buffer is applicable only to “advanced approaches banking organizations,” which generally are those with consolidated total assets of at least $250 billion.

The New Rules provide for several deductions from and adjustments to CET1, which will be phased in between January 1, 2015 and January 1 2018. For example, mortgage servicing rights, deferred tax assets dependent upon future taxable income and significant investments in common equity issued by nonconsolidated financial entities must be deducted from CET1 to the extent that any one of those categories exceeds 10% of CET1 or all such categories in the aggregate exceed 15% of CET1.

Under current capital standards, the effects of accumulated other comprehensive income items included in capital are excluded for the purposes of determining regulatory capital ratios. Under the New Rules, the effects of certain accumulated other comprehensive income items are not excluded; however, banking organizations such as the Parent Corporation and the Bank may make a one-time permanent election to continue to exclude these items effective as of January 1, 2015.

While the New Rules generally require the phase-out of non-qualifying capital instruments such as trust preferred securities and cumulative perpetual preferred stock, holding companies with less than $15 billion in total consolidated assets as of December 31, 2009, such as the Parent Corporation, may permanently include non-qualifying instruments that were issued and included in Tier 1 or Tier 2 capital prior to May 19, 2010 in Additional Tier 1 or Tier 2 capital until they redeem such instruments or until the instruments mature.

The New Rules prescribe a standardized approach for calculating risk-weighted assets that expands the risk-weighting categories from the current four Basel I-derived categories (0%, 20%, 50% and 100%) to a much larger and more risk-sensitive number of categories, depending on the nature of the assets, generally ranging from 0% for U.S. Government and agency securities, to 600% for certain equity exposures, and resulting in higher risk weights for a variety of asset categories. In addition, the New Rules provide more advantageous risk weights for derivatives and repurchase-style transactions cleared through a qualifying central counterparty and increase the scope of eligible guarantors and eligible collateral for purposes of credit risk mitigation.

Consistent with the Dodd-Frank Act, the New Rules adopt alternatives to credit ratings for calculating the risk-weighting for certain assets.

With respect to the Bank, the New Rules revise the “prompt corrective action” regulations under Section 38 of the Federal Deposit Insurance Act by (i) introducing a CET1 ratio requirement at each capital quality level (other than critically undercapitalized), with the required CET1 ratio being 6.5% for well-capitalized status; (ii) increasing the minimum Tier 1 capital ratio requirement for each category, with the minimum Tier 1 capital ratio for well-capitalized status being 8% (as compared to the current 6%); and (iii) requiring a leverage ratio of 5% to be well-capitalized (as compared to the current required leverage ratio of 3% or 4%). The New Rules do not change the total risk-based capital requirement for any “prompt corrective action” category. When the capital conservation buffer is fully phased in, the capital ratios applicable to depository institutions under the New Rules will exceed the ratios to be considered well-capitalized under the prompt corrective action regulations.

The Corporation believes that as of December 31, 2013, the Parent Corporation and the Bank would meet all capital requirements under the New Rules on a fully phase-in basis, if such requirements were currently in effect.

Federal Deposit Insurance and Premiums

Substantially all of the deposits of the Bank are insured up to applicable limits by the Deposit Insurance Fund (“DIF”) of the FDIC and are subject to deposit insurance assessments to maintain the DIF. As a result of the Dodd-Frank Act, the basic federal deposit insurance limit was permanently increased from at least $100,000 to at least $250,000. As mandated by Section 343 of the Dodd-Frank Act, the FDIC has adopted rules providing for temporary unlimited deposit insurance for traditional noninterest-bearing transaction accounts and IOLTA accounts beginning December 31, 2010, but these temporary rules expired December 31, 2012. As a result, as of January 1, 2013, (i) noninterest-bearing transaction accounts are no longer insured separately from depositors’ other accounts at the same FDIC. Insured depository institution and such accounts will instead be added to any of a depositor’s other accounts in the applicable ownership category, and the aggregate balance insured up to at least the standard maximum deposit insurance amount of $250,000 per depositor at each separately chartered FDIC-insured depository institution, and (ii) funds deposited in IOLTAs will no longer be insured under Section 343 of the Dodd-Frank Act, but because IOLTAs are fiduciary accounts, they generally qualify for pass-through coverage on a per-client basis.

On November 12, 2009, the FDIC adopted a rule which required insured depository institutions to prepay their quarterly risk-based assessments for the fourth quarter of 2009 through the fourth quarter of 2012. On December 30, 2009, the Bank remitted an FDIC prepayment in the amount of $5.7 million. An institution’s prepaid assessment was based on the total base assessment rate that the institution paid for the third quarter of 2009, adjusted quarterly by an estimated annual growth rate of 5% through the end of 2012, plus, for 2011 and 2012, an increase in the total base assessment rate on September 30, 2009 by an annualized three basis points. Any prepaid assessment in excess of the amounts that are subsequently determined to be actually due to the FDIC by June 30, 2013, were required to be returned to the institution at that time. As of December 31, 2013 the Bank recognized a total of $5.4 million in FDIC expense of the $5.7 million assessments prepaid on December 30, 2009, and received a refund of $334,000 in May of 2013.

The FDIC has approved a rule to change the assessment base from adjusted domestic deposits to average consolidated total assets minus average tangible equity, as required by the Dodd-Frank Act. These new assessment rates began in the second quarter of 2011 and were paid at the end of September 2011. Since the new base is larger than the prior base, the FDIC’s rule lowered total base assessment rates to between 2.5 and 9 basis points for banks in the lowest risk category, and 30 to 45 basis points for banks in the highest risk category. The Company paid $1.1 million in total FDIC assessments in 2013, as compared to $1.2 million in 2012.

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

In addition to deposit insurance assessments, the FDIC is required to continue to collect from institutions payments for the servicing of obligations of the Financing Corporation (“FICO”) that were issued in connection with the resolution of savings and loan associations, so long as such obligations remain outstanding. The Bank paid a FICO premium of $47,000 in 2013.

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

In the event the Parent Corporation misses five dividend payments, whether or not consecutive, the holder of the SBLF Preferred Stock will have the right, but not the obligation, to appoint a representative as an “observer” on the Parent Corporation’s Board of Directors.

Further, the SBLF Preferred Stock may be redeemed by the Parent Corporation at any time, at a redemption price of 100% of the liquidation amount plus accrued but unpaid dividends for the then current Dividend Period (as defined in the Certificate of Amendment) (plus, the CPP Lending Incentive Fees (as defined in the Certificate of Amendment), if applicable), subject to the approval of the Parent Corporation’s federal banking regulator.

The SBLF Preferred Stock is not subject to any contractual restrictions on transfer and thus the Secretary may sell, transfer, exchange or enter into other transactions with respect to the SBLF Preferred Stock without the Parent Corporation’s consent.

The Parent Corporation used the proceeds from the issuance of the SBLF Preferred to redeem from the Treasury all shares issued by the Parent Corporation pursuant to TARP, for a redemption price of $10,041,667, including accrued but unpaid dividends up to the date of redemption. As a result of the redemption of the TARP Preferred Stock, the Parent Corporation ceased to be subject to the limits on executive compensation and other restrictions stipulated under the TARP Capital Purchase Program. For an additional $245,000, the Parent Corporation also bought back the warrants issued under TARP.

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

We may at some point be required to raise additional capital to assure compliance with mandated capital ratios, including new capital requirements adopted by federal banking regulators in July 2013 and described under “Business-Supervision and Regulation-New Capital Rules,” and to support our continued growth. We will be required to meet new capital requirements beginning on January 1, 2015. In addition, beginning in 2016, banks and bank holding companies will be required to maintain a capital conservation buffer on top of minimum risk-weighted asset ratios. When fully phased in on January 1, 2019, the capital conservation buffer will be 2.5%. Banking institutions which do not maintain capital in excess of the capital conservation buffer will face constraints on the payment of dividends, equity repurchases and compensation based on the amount of the shortfall. Accordingly, if the Bank fails to maintain the applicable minimum capital ratios and the capital conservation buffer, distributions to the Parent Corporation may be prohibited or limited.

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

The general economic downturn that began in 2008 and continued for several years thereafter negatively impacted many financial institutions, including the Corporation. Loan portfolio performances deteriorated at many institutions resulting from, among other factors, a weak economy and a decline in the value of the collateral supporting their loans. The competition for our deposits increased significantly due to liquidity concerns at many of these same institutions. Stock prices of bank holding companies, like ours, were negatively affected by the condition of the financial markets, as was our ability, if needed, to raise capital or borrow in the debt markets compared to prior periods. While the United States Congress took actions to implement important safeguards, there remains a potential for new federal or state laws and regulations regarding lending and funding practices and liquidity standards, and financial institution regulatory agencies are expected to be very aggressive in responding to concerns and trends identified in examinations, including the issuance of many formal enforcement actions. Negative developments in the financial services industry and the impact of new legislation in response to those developments could negatively impact our operations by restricting our business operations, including our ability to originate or sell loans, and adversely impact our financial performance. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on us and others in the financial institutions industry. In particular, we may face the following risks in connection with these events:

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

Commercial real estate and construction loans were $579.3 million, or approximately 60.3% of our total loan portfolio, as of December 31, 2013. Many of these loans are extended to small and medium-sized businesses. The market value of real estate can fluctuate significantly in a short period of time as a result of market conditions in the geographic area in which the real estate is located. Although many such loans are secured by real estate as a secondary form of collateral, continued adverse developments affecting real estate values in our market area could increase the credit risk associated with our loan portfolio. Economic events or governmental regulations outside of the control of the borrower or lender could negatively impact the future cash flow and market values of the affected properties. If the loans that are collateralized by real estate become troubled and the value of the real estate has been significantly impaired, then we may not be able to recover the full contractual amount of principal and interest that we anticipated at the time of originating the loan, which could cause us to increase our provision for loan losses and adversely affect our operating results and financial condition.

We may incur impairment to goodwill.

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

In addition, as described under “Business-Supervision and Regulation-New Capital Rules,” beginning in 2016, banks and bank holding companies will be required to maintain a capital conservation buffer on top of minimum risk-weighted asset ratios. When fully phased in on January 1, 2019, the capital conservation buffer will be 2.5%. Banking institutions which do not maintain capital in excess of the capital conservation buffer will face constraints on the payment of dividends, equity repurchases and compensation based on the amount of the shortfall. Accordingly, if the Bank fails to maintain the applicable minimum capital ratios and the capital conservation buffer, distributions to the Parent Corporation may be prohibited or limited.

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

Deterioration in the real estate market, particularly in New Jersey, could hurt our business. If real estate values in New Jersey decline, our ability to recover on defaulted loans by selling the underlying real estate will likely be reduced, which increases the possibility that we may suffer losses on defaulted loans.

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

To the extent that we undertake acquisitions (including our pending business combination transaction with ConnectOne Bancorp) or new branch openings, we may experience the effects of higher operating expenses relative to operating income from the new operations, which may have a material adverse effect on our levels of reported net income, return on average equity and return on average assets. Other effects of engaging in such growth strategies may include potential diversion of our management’s time and attention and general disruption to our business. To the extent that we grow through acquisitions and branch openings, we cannot assure you that we will be able to adequately and profitably manage this growth. Acquiring other banks and businesses involve similar risks to those commonly associated with branching, but may also involve additional risks, including:

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

We expect that other banking and financial service companies, many of which have significantly greater resources than us, will compete with us in acquiring other financial institutions if we pursue such acquisitions beyond the ConnectOne acquisition. This competition could increase prices for potential acquisitions that we believe are attractive. Also, acquisitions are subject to various regulatory approvals. If we fail to receive the appropriate regulatory approvals, we will not be able to consummate an acquisition that we believe is in our best interests. Among other things, our regulators will consider our capital, liquidity, profitability, regulatory compliance and levels of goodwill when considering acquisition and expansion proposals. Any acquisition could be dilutive to our earnings and shareholders’ equity per share of our common stock.

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

As of December 31, 2013, we had approximately $323.1 million in available for sale investment securities. We may be required to record impairment charges on our investment securities if they suffer a decline in value that is considered other-than-temporary. Numerous factors, including lack of liquidity for re-sales of certain investment securities, absence of reliable pricing information or investment securities, adverse changes in business climate, adverse actions by regulators, or unanticipated changes in the competitive environment could have a negative effect on our investment portfolio in future periods. If an impairment charge is significant enough, it could affect the ability of Union Center National Bank to upstream dividends to the Parent Corporation, which could have a material adverse effect on our liquidity and our ability to pay dividends to shareholders and could also negatively impact our regulatory capital ratios.

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

If the combined company resulting from the Merger (the “combined company”) does not successfully integrate ConnectOne Bank and Union Center National Bank, or if the combined company does not successfully integrate any other banks that the combined company may acquire in the future, the combined company may be adversely affected.

If the Merger of ConnectOne Bancorp into the Parent Corporation, and the merger of Union Center National Bank into ConnectOne Bank, are completed, it will be essential that management integrate the two entities’ cultures, business, operations and systems. If the combined company makes additional acquisitions in the future, the combined company will also need to integrate the acquired entities into its then existing business, operations and systems. The combined company may experience difficulties in accomplishing this integration or in effectively managing the combined company after the Merger, and after any future acquisition. Any actual cost savings or revenue enhancements that the combined company may anticipate from the Merger or from future acquisitions will depend on future expense levels and operating results, the timing of certain events and general industry, regulatory and business conditions. Many of these events will be beyond the combined company’s control, and we cannot assure you that if the Merger is consummated or if the combined company makes any additional acquisitions in the future, it will be successful in integrating those businesses.

Failure to complete the Merger could severely disadvantage Center.

In order to complete the Merger, ConnectOne and Center must each focus on meeting all merger conditions. If for any reason the merger does not occur, that failure could adversely affect Center’s business and could make it difficult for Center to attract other acquisition partners in the future.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Bank’s operations are located at ten sites in Union County, New Jersey, consisting of six sites in Union Township, one in Springfield Township, one in Berkeley Heights, one in Vauxhall and one in Summit, New Jersey. The Bank also has three branch offices in Morris County, New Jersey, consisting of one site in Madison, one site in Boonton/Mountain Lakes, and one site in Morristown, New Jersey. During 2012, the Corporation acquired two bank occupancies from Saddle River Valley Bank and opened an office in Englewood, New Jersey. As a result of its acquisition of assets of Saddle River Valley Bank in 2012, the Bank has three branch offices in Bergen County, New Jersey. In May of 2013 the Corporation opened a branch in Princeton, Mercer County, New Jersey. The Bank’s principal office is located at 2455 Morris Avenue, Union, New Jersey. The principal office is a two story building constructed in 1993.

The following table sets forth certain information regarding the Bank’s leased locations.

Branch Location	Term
356 Chestnut Street, Union, New Jersey	Term expires in 2028 and is subject to renewal at the Bank’s option
Career Center Branch located in Union High School, Union, New Jersey	Term expires August 31, 2015
300 Main Street, Madison, New Jersey	Term expires May 31, 2016 and is subject to renewal at the Bank’s option
2933 Vauxhall Road, Vauxhall, New Jersey	Term expires January 31, 2020 and is subject to renewal at the Bank’s option
545 Morris Avenue, Summit, New Jersey	Term expires January 31, 2024 and is subject to renewal at the Bank’s option
Ely Place, Boonton, New Jersey	Term expires August 29, 2021, and is subject to renewal at the Bank’s option
71 E. Allendale Road, Saddle River, New Jersey	Term expires May 31, 2032 unless sooner terminated or extended by the Bank
Route 202 and Allerman Road Oakland, New Jersey	Term expires April 30, 2028 and is subject to renewal at the Bank’s option
12 E. Palisade Avenue, Englewood, New Jersey	Term expires July 31, 2022 and is subject to renewal at the Bank’s option
344 Nassau Street, Princeton, New Jersey	Term expires May 31, 2016 and is subject to renewal at the Bank’s option
171 East Saddle River Road Saddle River, New Jersey	Term expired December 31, 2013, month to month

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

Item 3. Legal Proceedings

There are no significant pending legal proceedings involving the Corporation other than those arising out of routine operations, and those arising in connection with the Merger.

On February 10, 2014, the Parent Corporation was served with a Civil Action Summons and Class Action Complaint that was filed in the Superior Court of New Jersey, Chancery Division, Bergen County. The complaint states that the plaintiff is bringing the class action on behalf of the public stockholders of ConnectOne Bancorp against the Board of Directors of ConnectOne Bancorp for their alleged breach of fiduciary duties arising out of the Agreement and Plan of Merger, dated as of January 21, 2014, by and between the Parent Corporation and ConnectOne Bancorp. The complaint alleges that the Parent Corporation aided and abetted the individual defendants in their alleged breaches of fiduciary duties. The Parent Corporation intends to vigorously defend against these claims.

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

Item 3A. Executive Officers of the Registrant

The following table sets forth the name and age of each executive officer of the Parent Corporation, the period during which each such person has served as an officer of the Parent Corporation or the Bank and each such person’s business experience (including all positions with the Parent Corporation and the Bank) for the past five years:

Name and Age	Officer Since	Business Experience
Anthony C. Weagley Age – 52	1996 the Parent Corporation 1985 the Bank
President and Chief Executive Officer of the Parent Corporation and bank August 23, 2007 - Present; Vice President and Treasurer of the Parent Corporation and Senior Vice President and Cashier of the Bank (prior periods) (Mr. Weagley continued to serve as Chief Financial Officer of the Parent Corporation until March 27, 2008 and as Chief Financial Officer of the Bank until February 2008)

Mark S. Cardone Age – 51	2001 the Parent Corporation 2001 the Bank	Vice President of the Parent Corporation and Senior Vice President & Branch Administrator of the Bank (2001 – Present)

Joseph D. Gangemi Age – 33	2008 the Parent Corporation 2004 the Bank
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

John Bailey Age – 59	2013 the Bank
Senior Vice President and Senior Credit Administrator of the Bank (January 2013 – Present); Managing members of Bailey Financial Consulting, LLC (October 1993 – December 2013); Senior Vice President and Senior Credit Officer of Crestmont Federal Savings and Loan Association (January 1990 – October 1993); Vice President commercial loans of First Fidelity Bank (July 1978 – January 1990)

James W. Sorge Age – 61	2010 the Parent Corporation 2010 the Bank
Vice President and Compliance Officer of the Parent Corporation and Senior Vice President and Compliance Officer of the Bank (March 2010 – Present); Vice President and Director, PNC Global Investment Servicing (May 2008 – March 2010); Vice President, BSA/AML/OFAC Officer, Yardville National Bank (June 2005 – April 2008)

Name and Age	Officer Since	Business Experience
George J. Theiller Age – 63	2009 the Parent Corporation 2005 the Bank
Vice President and Senior Auditor of the Parent Corporation and Senior Vice President and Senior Auditor of the Bank (December 2009 – Present); Vice President and Senior Auditor of the Bank (April 2005 – December 2009)

Francis R. Patryn Age – 64	2006 the Parent Corporation 2006 the Bank
Vice President and Chief Financial Officer of the Parent Corporation and Senior Vice President, Chief Financial Officer of the Bank (May 31, 2013 – Present); Vice President, Chief Financial Officer and Comptroller of the Parent Corporation and Vice President and Chief Financial Officer and Comptroller of the Bank (November 2010 – March 28, 2011); Vice President and Comptroller of the Bank (October 2006 – March 28, 2011 and March 28, 2011 to May 31, 2013)

Arthur M. Wein Age – 63	2009 the Parent Corporation 2009 the Bank
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

PART II

Item 5. Market for the Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities

Security Market Information

The common stock of the Parent Corporation is traded on the NASDAQ Global Select Market. The Corporation’s symbol is CNBC. As of December 31, 2013, the Corporation had 514 stockholders of record. This does not include beneficial owners for whom CEDE & Company or others act as nominees. On December 31, 2013, the closing sale price was $18.76.

The following table sets forth the high and low closing sales price, and the dividends declared, on a share of the Corporation’s common stock for the years ended December 31, 2013 and 2012.

	Common Stock Price
	2013		2012		Common Dividends Declared
	High	Low	High	Low	2013	2012
Fourth Quarter	$19.67	$13.96	$11.93	$10.89	$0.075	$0.055
Third Quarter	15.24	12.95	11.99	10.82	0.075	0.055
Second Quarter	13.23	11.50	11.25	9.75	0.075	0.055
First Quarter	12.82	11.62	10.45	9.50	0.055	0.030
Total					$0.280	$0.195

Share Repurchase Program

Historically, repurchases have been made from time to time as, in the opinion of management, market conditions warranted, in the open market or in privately negotiated transactions. Shares repurchased were used for stock dividends and other issuances. No repurchases were made of the Parent Corporation’s common stock during 2013 or 2012.

Dividends

Federal laws and regulations contain restrictions on the ability of the Parent Corporation and Union Center National Bank to pay dividends. For information regarding restrictions on dividends, see Part I, Item 1, “Business — Dividend Limitations” and Part II, Item 8, “Financial Statements and Supplementary Data ”, Note 18 of the Notes to Consolidated Financial Statements.” Under the terms of the trust preferred securities issued by Center Bancorp, Inc. Statutory Trust II, the Parent Corporation cannot pay dividends on its common stock if the Corporation defers payments on the junior subordinated debentures which provide the cash flow for the payments on the trust preferred securities. If the Parent Corporation fails to declare and pay dividends on the SBLF Preferred Stock in a given quarter, then during such quarter and for the next three quarters followings such missed dividend payment, the Parent Corporation may not pay dividends on, or repurchase, any common stock or any other securities that are junior to (or in parity with) the SBLF Preferred Stock, except in very limited circumstances. Also under the terms of the SBLF Preferred Stock, the Parent Corporation may declare and pay dividends on its common stock or any other stock junior to the SBLF Preferred Stock, or repurchase shares of any such stock, only if after payment of such dividends or repurchase of such shares, the Parent Corporation’s Tier 1 Capital would be at least equal to the Tier 1 Dividend Threshold (as defined), excluding any subsequent net charge-offs and any redemption of the SBLF Preferred Stock.

In addition, capital guidelines and other regulatory requirements may further limit the Parent Corporation’s and the Bank’s ability to pay dividends. See “Item 1 – Business – Supervision and Regulation –New Capital Rules.”

Stockholders Return Comparison

Set forth on the following page is a line graph presentation comparing the cumulative stockholder return on the Parent Corporation’s common stock, on a dividend reinvested basis, against the cumulative total returns of the Standard & Poor’s Composite and the SNL Mid-Atlantic Bank Index for the period from January 1, 2009 through December 31, 2013.

COMPARE 5-YEAR CUMULATIVE TOTAL RETURN
AMONG CENTER BANCORP INC.,
S&P COMPOSITE AND SNL MID-ATLANTIC BANK INDEX

Assumes $100 invested on January 1, 2009
Assumes dividends reinvested
Year ended December 31, 2013

COMPARISON OF CUMULATIVE TOTAL RETURN OF ONE OR MORE
COMPANIES, PEER GROUPS, INDUSTRY INDEXES AND/OR BROAD MARKETS

	Fiscal Year Ending
Company/Index/Market	12/31/2008	12/31/2009	12/31/2010	12/31/2011	12/31/2012	12/31/2013
Center Bancorp, Inc.	100.00	112.51	104.33	126.63	154.44	251.89
S&P Composite	100.00	135.05	158.89	145.05	158.88	168.03
SNL Mid-Atlantic Bank Index	100.00	105.27	122.81	92.26	123.59	166.59

Item 6. Selected Financial Data

The following tables set forth selected consolidated financial data as of the dates and for the periods presented. The selected consolidated statement of financial condition data as of December 31, 2013 and 2012 and the selected consolidated summary of income data for the years ended December 31, 2013, 2012 and 2011 have been derived from our audited consolidated financial statements and related notes that we have included elsewhere in this Annual Report. The selected consolidated statement of financial condition data as of December 31, 2011, 2010 and 2009 and the selected consolidated summary of income data for the years ended December 31, 2010 and 2009 have been derived from audited consolidated financial statements that are not presented in this Annual Report.

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

SUMMARY OF SELECTED STATISTICAL INFORMATION AND FINANCIAL DATA

	Years Ended December 31,
	2013	2012	2011	2010	2009
	(Dollars in Thousands, Except per Share Data)
Summary of Income
Interest income	$57,268	$55,272	$51,927	$48,714	$51,110
Interest expense	11,082	11,776	12,177	14,785	22,645
Net interest income	46,186	43,496	39,750	33,929	28,465
Provision for loan losses	350	325	2,448	5,076	4,597
Net interest income after provision for loan losses	45,836	43,171	37,302	28,853	23,868
Other income	6,851	7,210	7,478	2,472	3,906
Other expense	25,278	25,197	23,443	24,099	23,057
Income before income tax expense	27,409	25,184	21,337	7,226	4,717
Income tax expense	7,484	7,677	7,411	222	946
Net income	$19,925	$17,507	$13,926	$7,004	$3,771
Net income available to common stockholders	$19,784	$17,226	$13,106	$6,423	$3,204
Statement of Financial Condition Data
Investments available for sale	$323,070	$496,815	$414,507	$378,080	$298,124
Investments held to maturity	215,286	58,064	72,233	—	—
Loans held for sale	—	1,491	1,018	333	—
Total loans	960,943	889,672	754,992	708,111	719,606
Allowance for loan losses	10,333	10,237	9,602	8,867	8,711
Goodwill and other intangible assets	16,828	16,858	16,902	16,959	17,028
Total assets	1,673,082	1,629,765	1,432,738	1,207,385	1,195,488
Deposits	1,342,005	1,306,922	1,121,415	860,332	813,705
Borrowings	146,000	146,000	161,000	212,855	269,253
Stockholders’ equity	168,584	160,691	135,916	120,957	101,749
Dividends
Cash dividends on Common Stock	$4,254	$2,778	$1,955	$1,800	$2,434
Dividend payout ratio	21.50%	16.13%	14.92%	28.02%	75.97%
Cash Dividends Per Share
Cash dividends	$0.280	$0.195	$0.12	$0.12	$0.18
Earnings Per Share
Basic	$1.21	$1.05	$0.80	$0.43	$0.24
Diluted	$1.21	$1.05	$0.80	$0.43	$0.24
Weighted Average Common Shares Outstanding
Basic	16,349,204	16,340,197	16,295,761	15,025,870	13,382,614
Diluted	16,385,692	16,351,046	16,314,899	15,027,159	13,385,416
Operating Ratios
Return on average assets	1.22%	1.14%	1.05%	0.59%	0.31%
Average stockholders’ equity to average assets	10.10%	9.73%	9.83%	9.38%	7.66%
Return on average stockholders’ equity	12.08%	11.69%	10.73%	6.30%	4.02%
Return on average tangible stockholders’ equity (1)	13.45%	13.18%	12.33%	7.44%	4.91%
Book Value
Book value per common share	$9.61	$9.14	$7.63	$6.83	$6.32
Tangible book value per common share (1)	$8.58	$8.11	$6.60	$5.79	$5.15
Non-Financial Information
Common stockholders of record	514	551	563	592	605
Full-time equivalent staff	166	178	163	159	160

Notes to Selected Financial Data

(1)	Tangible book value per common share, which is a non-GAAP financial measure, is computed by dividing stockholders’ equity less preferred stock, goodwill and other intangible assets by common shares outstanding. The following table provides certain related reconciliations between Generally Accepted Accounting Principles (“GAAP”) measures (stockholders’ equity and book value per common share) and the related non-GAAP financial measures (tangible stockholders’ equity and tangible book value per common share):

	2013	2012	2011	2010	2009
	(Dollars in Thousands, Except per Share Data)
Common shares outstanding	16,369,012	16,347,915	16,332,327	16,289,832	14,572,029
Stockholders’ equity	$168,584	$160,691	$135,916	$120,957	$101,749
Less: Preferred Stock	11,250	11,250	11,250	9,700	9,619
Less: Goodwill and other intangible assets	16,828	16,858	16,902	16,959	17,028
Tangible Common Stockholders’ Equity	$140,506	$132,583	$107,764	$94,298	$75,102
Book value per common share	$9.61	$9.14	$7.63	$6.83	$6.32
Less: Goodwill and other intangible assets	1.03	1.03	1.03	1.04	1.17
Tangible Book Value per Common Share	$8.58	$8.11	$6.60	$5.79	$5.15

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

	2013	2012	2011	2010	2009
	(Dollars in Thousands)
Net income	$19,925	$17,507	$13,926	$7,004	$3,771
Average stockholders’ equity	$165,025	$149,714	$129,838	$111,136	$93,850
Less: Average goodwill and other intangible assets	16,842	16,879	16,930	16,993	17,069
Average Tangible Stockholders’ Equity	$148,183	$132,835	$112,908	$94,143	$76,781
Return on average stockholders’ equity	12.08%	11.69%	10.73%	6.30%	4.02%
Add: Average goodwill and other intangible assets	1.37	1.49	1.61	1.14	0.89
Return on Average Tangible Stockholders’ Equity	13.45%	13.18%	12.33%	7.44%	4.91%

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

In instances when a determination is made that an other-than-temporary impairment exists but the investor does not intend to sell the debt security and it is not more likely than not that it will be required to sell the debt security prior to its anticipated recovery, FASB ASC 320-10-65 changes the presentation and amount of the other-than-temporary impairment recognized in the income statement. The other-than-temporary impairment is separated into (a) the amount of the total other-than-temporary impairment related to a decrease in cash flows expected to be collected from the debt security (the credit loss) and (b) the amount of the total other-than-temporary impairment related to all other factors. The amount of the total other-than-temporary impairment related to the credit loss is recognized through earnings. The amount of the total other-than-temporary impairment related to all other factors is recognized in other comprehensive income. Impairment charges on certain investment securities of approximately $652,000 were recognized in earnings during the year ended December 31, 2013. Of this amount, $628,000 related to a pooled trust preferred security (or “TRUP”), and $24,000 related to principal losses on a variable rate private label collateralized mortgage obligation (“CMO”). The Corporation’s approach to determining whether or not other-than-temporary impairment exists for any of these investments was consistent with the accounting guidance in effect at that time. For the year ended December 31, 2013, the Corporation primarily relied upon the guidance in FASB ASC 320-10-65, FASB ASC 820-10-65 and FASB ASC 310-10-35. Additional information can be found in Note 5 of the Notes to Consolidated Financial Statements.

Impairment charges on certain investment securities of approximately $870,000 were recognized in earnings during the year ended December 31, 2012. Of this amount, $68,000 related to a TRUP, $484,000 related to a variable rate private label CMO and $318,000 related to principal losses on a variable rate private label CMO. The Corporation’s approach to determining whether or not other-than-temporary impairment exists for any of these investments was consistent with the accounting guidance in effect at that time. For the years ended December 31, 2012 and 2011, the Corporation primarily relied upon the guidance in FASB ASC 320-10-65, FASB ASC 820-10-65 and FASB ASC 325-10-35.

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

Goodwill

The Corporation has adopted the provisions of FASB ASC 350-10-05, which requires that goodwill be reported separate from other intangible assets in the Consolidated Statements of Condition and not be amortized but tested for impairment annually or more frequently if impairment indicators arise for impairment. No impairment charge was deemed necessary for the years ended December 31, 2013, 2012 and 2011.

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

Introduction

The following introduction to Management’s Discussion and Analysis highlights the principal factors that contributed to the Corporation’s earnings performance in 2013.

The year 2013 was challenging not only for the banking industry in general but also for the Corporation in particular. The current domestic economic issues, ongoing global financial uncertainty and continued headwinds from new regulatory requirements created challenges to financial institutions both domestically and abroad. Interest rates in 2013 and 2012 were reflective of significantly lower short-term interest rates, as the Federal Reserve maintained its policy stance and continued to expand monetary policy with Quantitative Easing 3, or QE3, to further stimulate the economy and employment. As a result, the Federal Reserve kept overnight borrowing rates at zero to 25 basis points throughout 2013. Short-term interest rates remained lower than longer term rates, resulting in a somewhat improved steepening of the yield curve. Historically, such an improvement in yield curve has benefitted the Corporation’s net interest income, which is the Corporation’s primary source of income.

The Corporation was proactive with its balance sheet strategies throughout 2013 in order to reduce further exposure to interest rates through a reduction in higher cost funding and non-core balances in the deposit mix coupled with an improvement in the earning asset mix. The Corporation’s progress in growing and improving its balance sheet earning asset mix has helped to expand its spread and margin.

The Corporation’s net income in 2013 was $19.9 million or $1.21 per fully diluted common share, compared with net income of $17.5 million or $1.05 per fully diluted common share in 2012. The growth in earnings performance in 2013 (as well as in 2012) was primarily attributable to earnings from core operations. Earnings for 2013 and associated operating performance was characterized by solid revenue growth, strong organic loan generation and a continuation of our stable and favorable asset quality profile. Earnings were positively impacted by growth in net interest income, primarily from an increase in the average balance of earning assets of $108.8 million, which was partially offset by a decline of 13 basis points in yield. The decline in yield on earning assets was somewhat offset by a decline of 8 basis points from a lower cost of funds as compared to 2012.

For the year ended December 31, 2013, net interest income on a fully taxable equivalent basis amounted to $48.7 million, compared to $45.4 million for the same period in 2012. For 2013, interest income increased by $2.6 million while interest expense decreased by $694,000 from last year. Compared to 2012, for 2013, as noted above average interest earning assets increased $108.8 million while net interest spread and margin decreased on a tax-equivalent basis by 5 basis points and 2 basis points, respectively. For 2013, the Corporation’s net interest margin decreased to 3.30 percent as compared to 3.32 percent for 2012.

Net interest margins reflected improvement in the fourth quarter of 2012, as prior action on reducing the cost of funds coupled with offsetting compression primarily as result of a continued high liquidity pool carried during the periods took root and started to abate further compression..

Total non-interest income declined as a percentage of total revenue, which is the sum of interest income and non-interest income, in 2013 largely due to a reduction in net securities gains; $1.7 million in 2013 as compared to $2.0 million in net securities gains in 2012. For the twelve months ended December 31, 2013, total other income decreased $359,000 as compared with the twelve months ended December 31, 2012, from $7.2 million to $6.9 million. Excluding net securities gains and losses and the bargain gain on acquisition of $899,000 in the respective periods, the Corporation recorded total other income of $5.1 million and $4.3 million in the twelve months ended December 31, 2013 and 2012, respectively.

For the twelve months ended December 31, 2013, total other expense increased $81,000, or 0.03 percent, compared to the year ended December 31, 2012. Excluding a repurchase agreement termination fee and acquisition cost incurred in 2012, the increase was $1.6 million and 6.6 percent. Increases primarily included salaries and employee benefits of $894,000, $531,000 in occupancy and equipment, $118,000 in marketing and advertising and $34,000 in professional and consulting, and $80,000 in all other expense. These increases were partially offset by decreases of $56,000 in FDIC insurance expense, $16,000 in stationery and printing expense, and $13,000 in OREO expense. The Corporation’ s efficiency ratio for the twelve months ended December 31, 2013 was 46.9 percent as compared to 47.7 percent in 2012.

Our continued performance put the Corporation at a competitive advantage while the competition for deposits in the Corporation’s marketplace remained intense. The Corporation expanded its client base and market share, as customers seek safety through high quality organizations to satisfy liquidity and safety and soundness, which became paramount in light of the protracted financial crisis. With that competitive advantage, the Corporation continues to move forward with momentum in expanding our presence in key markets. With the acquisition of Saddle River Valley Bank in 2012 and the opening of our Englewood office, we are working to solidify and expand the service relationship with our new customers. We remain excited by the potential to create incremental shareholder value from our strategic growth. We believe that this type of sequential earnings performance demonstrates the Corporation’s commitment to achieving meaningful growth in earnings performance, an essential component of providing consistent and favorable long-term returns to our shareholders. However, while we continue to see an improvement in balance sheet strength and core earnings performance, we still remain cautious about the credit stability of the broader markets.

Total assets at December 31, 2013 were $1.673 billion, an increase of 2.7 percent from assets of $1.630 billion at December 31, 2012. The increase in assets reflects the growth of $71.3 million in our loan portfolio as the Corporation continued to expand its client base and loan production, deploying cash from increased deposit production into a more efficient earning asset mix. The growth in the earning asset portfolio was funded in part through deposit growth of $35.1 million, which also resulted in increases in loans net of the allowance for loan losses and loans available for sale of $71.2 million. The Corporation has made a concerted effort to reduce non-core balances and, as mentioned in the preceding sentence, its un-invested cash position decreased by $23.4 million in 2013. Additionally, there has been a concerted effort to reduce higher costing retail deposits.

Loan demand continued to expand in 2013. Overall, the portfolio increased year over year by approximately $71.3 million or 8.0 percent from 2012. Demand for both commercial loans and real estate loans prevailed throughout the year in the Corporation’s market in New Jersey, despite the economic climate at both the state and national levels. The Corporation is encouraged by loan demand and positive momentum is expected to continue in growing that segment of earning assets in 2014. However, the Corporation continues to remain concerned with the credit stability of the broader markets due to the weakened economic climate and continues to maintain a conservative credit culture. At December 31, 2013, the Corporation had $202.3 million in overall undisbursed loan commitments, which includes largely unused commercial lines of credit, home equity lines of credit and available usage from active construction facilities. Included in the overall undisbursed commitments are the Corporation's "Approved, Accepted but Unfunded" pipeline, which includes approximately $35.7 million in commercial and commercial real estate loans and $2.3 million in residential mortgages expected to fund over the next 90 days.

Asset quality remains high and a primary focus of the Corporation. Even so, the stability of the economy and credit markets remains uncertain and as such, has had an impact on certain credits within our portfolio. Despite that, the Corporation’s asset quality continues to improve and our actions in 2013 related to asset quality have placed us near the top of all publicly traded banks and thrifts headquartered in the state of New Jersey. At December 31, 2013, non-performing assets totaled $3.4 million or 0.20 percent of total assets, a decline from $5.0 million or 0.31 percent at December 31, 2012. The decrease in non-performing assets from December 31, 2012 was achieved notwithstanding the addition of several new residential loans (totaling approximately $0.3 million) and commercial loans (totaling approximately $1.7 million) into non-performing status. This was more than offset by decreases from pay-downs and pay offs of $2.9 million, total charge-offs of $272,000, and the return to performing status of $0.4 million, while $220,000 was moved within the non-performing asset category from non-accrual to OREO.

At December 31, 2013, the total allowance for loan losses amounted to approximately $10.3 million, or 1.08 percent of total loans. The allowance for loan losses as a percent of total non-performing loans amounted to 329.4 percent at December 31, 2013 and 278.9 percent at December 31, 2012. This increase in the ratio from December 31, 2012 to December 31, 2013 was due to the decrease in the level of non-performing assets, along with an increase in the allowance for loan loss from $10.2 million at December 31, 2012.

Deposit grew strongly during 2013, with total deposits of $1.342 billion at December 31, 2013, increasing $35.1 million, or 2.7 percent, since December 31, 2012. Total Demand, Savings, Money Market, and certificates of deposit less than $100,000 increased $45.5 million or 3.9 percent from December 31, 2012, underscoring the strength of core growth. These increases were attributable to continued core deposit growth in overall segments of the deposit base, as well as in niche areas, such as municipal government, private schools and universities, together with the Saddle River Valley Bank transaction. Time certificates of deposit of $100,000 or more at December 31, 2013, decreased by $11.4 million or 10.3 percent from December 31, 2012.

Total stockholders’ equity increased 4.9 percent in 2013 to $168.6 million, and represented 10.08 percent of total assets at year-end. Book value per common share (total common stockholders’ equity divided by the number of shares outstanding) increased to $9.61 as compared with $9.14 a year ago, primarily as a result of earnings of $19.9 million in 2013. Tangible book value per common share (which excludes goodwill and other intangibles from common stockholders’ equity) increased to $8.58 from $8.11 a year ago; see Item 6 of this Annual Report on Form 10-K for a reconciliation of tangible book value (which is a non-GAAP financial measure) to book value. Return on average tangible stockholders’ equity for the year ended December 31, 2013 was 13.45 percent compared to 13.18 percent for 2012. This increase was attributable to higher earnings in 2013 compared with 2012 partially offset by higher average equity due primarily to benefit from the capital received under the SBLF program. The Tier I Leverage capital ratio increased to 9.69 percent of total assets at December 31, 2013, as compared with 9.02 percent at December 31, 2012, as an increase in retained earnings was offset only in part by the increased asset base in 2013.

The Corporation’s capital base includes the $11.25 million of capital received from the U.S. Treasury under the Small Business Lending Fund Program in 2011 and simultaneously, using the proceeds from the issuance of SBLF preferred stock to redeem the $10 million of capital received from the U.S. Treasury under TARP. It also includes $5.2 million in subordinated debentures at December 31, 2013 and December 31, 2012. This issuance of $5.0 million in floating rate MMCapS(SM) Securities occurred on December 19, 2003. These securities presently are included as a component of Tier I capital for regulatory capital purposes. In accordance with FASB ASC 810, these securities are classified as subordinated debentures on the Corporation’s Consolidated Statements of Condition.

The Corporation’s risk-based capital ratios at December 31, 2013 were 12.10 percent for Tier I capital and 12.91 percent for total risk-based capital. Total Tier I capital increased to approximately $159.4 million at December 31, 2013 from $143.8 million at December 31, 2012. The increase in Tier I capital primarily reflects earnings.

At December 31, 2013, the Corporation's capital ratios continued to exceed the minimum Federal requirements for a bank holding company, and Union Center National Bank's capital ratios continued to exceed each of the minimum levels required for classification as a "well capitalized institution" under the Federal Deposit Insurance Corporation Improvement Act ("FDICIA").

The following sections discuss the Corporation’s Results of Operations, Asset and Liability Management, Liquidity and Capital Resources.

Results of Operations

Net income for the year ended December 31, 2013 was $19,925,000 as compared to $17,507,000 earned in 2012 and $13,926,000 earned in 2011, an increase of 13.8 percent from 2012 to 2013. For 2013, the basic and fully diluted earnings per common share was $1.21 per share as compared with $1.05 per share in 2012 and $0.80 per share in 2011.

For the year ended December 31, 2013, the Corporation’s return on average stockholders’ equity (“ROE”) was 12.07 percent and its return on average assets (“ROA”) was 1.22 percent. The Corporation’s return on average tangible stockholders’ equity (“ROATE”) was 13.45 percent for 2013. The comparable ratios for the year ended December 31, 2012, were ROE of 11.69 percent, ROA of 1.14 percent, and ROATE of 13.18 percent. See the discussion and reconciliation of ROATE, which is a non-GAAP financial measure, under Item 6 of this Annual Report on Form 10-K.

Earnings for 2013 benefitted from increases in net interest income and increases to non interest income, primarily service charge and fees on deposit accounts, annuity and insurance fees, loan related fees and bank owned life insurance. The increase in non-interest expenses was due to increases in salaries and benefits, occupancy expenses, marketing and advertising expenses and other expenses, primarily due to the operation of Saddle River Valley Bank branches for a full year in 2013, and the opening of the Princeton and Englewood branches. These increases were partially offset by reductions in FDIC insurance, OREO expenses, stationery and printing expenses.

Net Interest Income

The following table presents the components of net interest income on a tax-equivalent basis for the past three years

	2013			2012			2011
	Amount	Increase (Decrease) from Prior Year	Percent Change	Amount	Increase (Decrease) from Prior Year	Percent Change	Amount	Increase (Decrease) from Prior Year	Percent Change
	(Dollars in Thousands)
Interest income:
Investment available-for-sale	$13,833	$(1,234)	(8.19)	$15,067	$1,018	7.25	$14,049	$2,990	27.04
Investment held-to-maturity	5,275	2,562	94.43	2,713	743	37.72	1,970	1,970	100.00
Loans, including fees	40,281	1,360	3.49	38,921	2,601	7.16	36,320	(880)	(2.37)
Other interest-bearing deposits	2	(6)	(75.00)	8	8	—	—	—	—
Restricted investment in bank stocks	407	(45)	(9.96)	452	(12)	(2.59)	464	(104)	(18.31)
Total interest income	59,798	2,637	4.61	57,161	4,358	8.25	52,803	3,976	8.14
Interest expense:
Deposits	5,219	(189)	(3.49)	5,408	(112)	(2.03)	5,520	(486)	(8.09)
Borrowings	5,863	(505)	(7.93)	6,368	(289)	(4.34)	6,657	(2,122)	(24.17)
Total interest expense	11,082	(694)	(5.89)	11,776	(401)	(3.29)	12,177	(2,608)	(17.64)
Net interest income on a tax-equivalent basis	48,716	3,331	7.34	45,385	4,759	11.71	40,626	6,584	19.34
Tax-equivalent adjustment	(2,530)	(641)	33.93	(1,889)	(1,013)	(115.64)	(876)	(763)	675.22
Net interest income	$46,186	$2,690	6.18	$43,496	$3,746	9.42	$39,750	$5,821	17.16

Note: The tax-equivalent adjustment was computed based on an assumed statutory Federal income tax rate of 35 percent for 2013 and 2012 and 34 percent for 2011. Adjustments were made for interest earned on tax-advantaged instruments.

Historically, the most significant component of the Corporation’s earnings has been net interest income, which is the difference between the interest earned on the portfolio of earning assets (principally loans and investments) and the interest paid for deposits and borrowings, which support these assets. There were several factors that affected net interest income during 2013, including the volume, pricing, mix and maturity of interest-earning assets and interest-bearing liabilities and interest rate fluctuations.

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

Net interest income, on a tax-equivalent basis, for the year ended December 31, 2013 increased $3.3 million, or 7.3 percent, to $48.7 million, from $45.4 million for 2012. The Corporation’s net interest margin decreased 2 basis points to 3.30 percent from 3.32 percent. From 2011 to 2012, net interest income on a tax equivalent basis increased by $4.8 million and the net interest margin decreased by 21 basis points. During 2013, our net interest margin was positively impacted by increases in the investment portfolio and net loans funded by increases in core deposits, a decrease in high yielding time deposits in excess of $100,000 and reductions in borrowings. These factors were offset, however, by lower rates earned on our loans and investments, resulting in an overall decline in our net interest margin.

The change in net interest income from 2012 to 2013 was attributable in part to the reduction in short-term interest rates that have remained at historic low levels throughout 2013 coupled with a sustained steepening of the interest rate yield curve. In light of the financial crisis, the Corporation experienced growth of $12.3 million in non-interest bearing deposits during 2013 and, $34.2 million in savings, money market and time deposits under $100,000 during 2013 as customers’ desire for safety and liquidity remained paramount in light of their overall investment concerns. During 2013, the Corporation made a concerted effort to reduce non-core, single service deposits, and accordingly its un-invested cash position, had an adverse impact on the Corporation’s net interest margin during 2013. During the twelve months ended December 31, 2013, the Corporation’s net interest spread declined by 5 basis points as a 13 basis point decrease in the average yield on interest-earning assets was not quite offset by a 8 basis point decrease in the average interest rates paid on interest-bearing liabilities.

For the year ended December 31, 2013, average interest-earning assets increased by $108.8 million to $1.478 billion, as compared with the year ended December 31, 2012. The 2013 change in average interest-earning asset volume was primarily due to increased loan volume and increased investment volume. Increased average loan and investment volume in 2013 was funded primarily by the increased deposit growth. Average interest-bearing liabilities increased by $25.9 million, due primarily to an increase in interest bearing deposits of $36.4 million partially offset by decreases in borrowings of $10.5 million.

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

The factors underlying the year-to-year changes in net interest income are reflected in the tables presented on pages 38 and 40 , each of which have been presented on a tax-equivalent basis (assuming a 35 percent tax rate for 2013 and 2012 and 34 percent for 2011). The table on page 42 (Average Statements of Condition with Interest and Average Rates) shows the Corporation’s consolidated average balance of assets, liabilities and stockholders’ equity, the amount of income produced from interest-earning assets and the amount of expense incurred from interest-bearing liabilities, and net interest income as a percentage of average interest-earning assets.

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

Analysis of Variance in Net Interest Income Due to Volume and Rates

	2013/2012 Increase (Decrease) Due to Change in:			2012/2011 Increase (Decrease) Due to Change in:
	Average Volume	Average Rate	Net Change	Average Volume	Average Rate	Net Change
	(Dollars in Thousands)
Interest-earning assets:
Investment securities:
Available for sale
Taxable	$(742)	$287	$(455)	$1,294	$(2,368)	$(1,074)
Non-Taxable	(839)	60	(779)	1,770	322	2,092
Held to maturity
Taxable	143	233	376	335	(320)	15
Non-Taxable	2,662	(476)	2,186	702	26	728
Loans, net of unearned discount	4,320	(2,960)	1,360	5,296	(2,695)	2,601
Other interest-bearing deposits	(6)	—	(6)	8	—	8
Restricted investment in bank stocks	(7)	(38)	(45)	(3)	(9)	(12)
Total interest-earning assets	5,531	(2,894)	2,637	9,402	(5,044)	4,358
Interest-bearing liabilities:
Money market deposits	173	11	184	767	(220)	547
Savings deposits	(18)	(66)	(84)	54	(292)	(238)
Time deposits	(160)	(159)	(319)	(347)	(26)	(373)
Other interest-bearing deposits	76	(46)	30	277	(325)	(48)
Borrowings and subordinated debentures	(409)	(96)	(505)	(1,236)	947	(289)
Total interest-bearing liabilities	(338)	(356)	(694)	(485)	84	(401)
Change in net interest income	$5,869	$(2,538)	$3,331	$9,887	$(5,128)	$4,759

Interest income on a tax-equivalent basis for the year ended December 31, 2013 increased by approximately $2.6 million or 4.6 percent as compared with the year ended December 31, 2012. This increase was due primarily to increases in the balances of the Corporation’s loan and investment securities portfolios offset in part by a decline in rates due to the actions taken by the Federal Reserve to maintain historically low market interest rates.

The Corporation’s loan portfolio increased on average $93.3 million to $908.8 million from $815.5 million in 2012, primarily driven by growth in commercial loans and commercial real estate.

The loan portfolio represented approximately 61.5 percent of the Corporation’s interest-earning assets (on average) during 2013 and 59.6 percent for 2012. Average investment securities increased during 2013 by $18.1 million compared to 2012 as the Corporation has continued to increase its concentration in tax-exempt securities and focused on purchases of lower risk-based mortgage backed securities. The average yield on interest-earning assets decreased from 4.18 percent in 2012 to 4.05 percent in 2013.

The increase in the average volume on total interest-earning assets created an increase in interest income of $5.5 million, as compared with a decrease of $2.9 million attributable to rate decreases in most interest-earning assets.

Interest income (tax-equivalent) increased by $4.4 million from 2011 to 2012 primarily due to increases in the balances of the Corporation’s loan and investment securities portfolios offset in part by a decline in rates due to the actions taken by the Federal Reserve to maintain historically low market interest rates.

The Federal Open Market Committee (“FOMC”) kept the Federal Funds target rate at zero to 0.25 percent throughout 2013. This action by the FOMC allowed the Corporation to reduce liability costs throughout 2013.

Interest expense for the year ended December 31, 2013 was principally impacted by both volume and rate mix related factors. The rate related changes resulted in decreased expense of $694,000 on most interest-bearing deposits and borrowings in 2013. For the year ended December 31, 2012, interest expense decreased $401,000 or 3.3 percent as compared with 2011, principally reflecting a reduction in the volume of borrowings. During 2012, the Corporation lowered rates in concert with the decline in market benchmark rates. The result was an improvement in the Corporation’s cost of funds but that was not enough to offset a decrease in the rates earned on interest earning assets resulting in a decrease in the net interest spread. Average interest-bearing liabilities increased $168.3 million; the growth was represented in all deposit categories, except time deposits, as the flight to quality continued as depositors sought the safety of FDIC insurance.

For the year ended December 31, 2013, interest expense decreased $694,000 or 5.9 percent as compared with 2012. The Corporation’s net interest spread on a tax-equivalent basis (i.e., the average yield on average interest-earning assets, calculated on a tax equivalent basis, minus the average rate paid on interest-bearing liabilities) decreased 5 basis points to 3.14 percent in 2013 from 3.19 percent for the year ended December 31, 2012. The decrease in 2013 reflected a decline of spreads between yields earned on loans and investments and rates paid for supporting funds. During 2013, spreads declined due in part to monetary policy maintained by the FOMC keeping the Federal funds rate at zero to 0.25 percent throughout 2013 coupled with a steepening of the yield curve that occurred during 2013.

The net interest spread decreased 20 basis points in 2012 as compared with 2011, primarily as a result of a decline of spreads between yields earned on loans and investments and rates paid for supporting funds. During 2012, spreads declined due in part to monetary policy maintained by the FOMC keeping the Federal funds rate at zero to 0.25 percent throughout 2012 coupled with a steepening of the yield curve that occurred during 2012.

The cost of total average interest-bearing liabilities decreased to 0.91 percent, a decrease of 8 basis points, for the year ended December 31, 2013, from 0.99 percent for the year ended December 31, 2012, which followed a decrease of 20 basis points from 1.19 percent for the year ended December 31, 2011.

The contribution of non-interest-bearing sources (i.e., the differential between the average rate paid on all sources of funds and the average rate paid on interest-bearing sources) decreased to 10 basis points, a decrease of 4 basis points in 2013 from 2012. Comparing 2012 and 2011, there was a decrease of 2 basis points to 14 basis points on average from 16 basis points on average during the year ended December 31, 2012.

The following table, “Average Statements of Condition with Interest and Average Rates”, presents for the years ended December 31, 2013, 2012 and 2011, the Corporation’s average assets, liabilities and stockholders’ equity. The Corporation’s net interest income, net interest spreads and net interest income as a percentage of interest-earning assets (net interest margin) are also reflected.

AVERAGE STATEMENTS OF CONDITION WITH INTEREST AND AVERAGE RATES

	Years Ended December 31,
	2013			2012			2011
(Tax-Equivalent Basis)	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
	(Dollars in Thousands)
ASSETS
Interest-earning assets:
Investment securities: (1)
Available for sale
Taxable	$374,361	$11,027	2.95%	$399,739	$11,482	2.87%	$359,939	$12,556	3.49%
Non-taxable	59,320	2,806	4.73%	77,069	3,585	4.65%	28,067	1,493	5.32%
Held to maturity
Taxable	38,598	1,278	3.31%	33,707	902	2.68%	23,041	887	3.85%
Non-taxable	87,175	3,997	4.59%	30,824	1,811	5.88%	18,869	1,083	5.74%
Loans, net of unearned income: (2)	908,784	40,281	4.43%	815,501	38,921	4.77%	712,895	36,320	5.09%
Other interest-bearing deposits	351	2	0.57%	2,766	8	0.29%	—	—	—%
Restricted investment in bank stocks	8,983	407	4.53%	9,120	452	4.96%	9,185	464	5.05%
Total interest-earning assets	1,477,572	59,798	4.05%	1,368,726	57,161	4.18%	1,151,996	52,803	4.58%
Non-interest-earning assets:
Cash and due from banks	82,447			100,469			99,607
Bank owned life insurance	35,217			30,668			28,405
Intangible assets	16,842			16,879			16,930
Other assets	31,427			31,703			33,984
Allowance for loan losses	(10,235)			(9,972)			(9,660)
Total non-interest earning assets	155,698			169,747			169,266
Total assets	$1,633,270			$1,538,473			$1,321,262
LIABILITIES & STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Money market deposits	$411,209	$1,827	0.44%	$372,140	$1,643	0.44%	$204,664	$1,096	0.54%
Savings deposits	185,793	613	0.33%	190,744	697	0.37%	179,759	935	0.52%
Time deposits	172,444	1,582	0.92%	189,060	1,901	1.01%	223,560	2,274	1.02%
Other interest-bearing deposits	298,530	1,197	0.40%	279,631	1,167	0.42%	221,839	1,215	0.55%
Short-term and long-term borrowings	146,425	5,705	3.90%	156,905	6,200	3.95%	190,343	6,497	3.41%
Subordinated debentures	5,155	158	3.06%	5,155	168	3.26%	5,155	160	3.10%
Total interest-bearing liabilities	1,219,556	11,082	0.91%	1,193,635	11,776	0.99%	1,025,320	12,177	1.19%
Non-interest-bearing liabilities:
Demand deposits	233,835			182,642			159,059
Other liabilities	14,854			12,482			7,045
Total non-interest-bearing liabilities	248,689			195,124			166,104
Stockholders’ equity	165,025			149,714			129,838
Total liabilities and stockholders’ equity	$1,633,270			$1,538,473			$1,321,262
Net interest income (tax-equivalent basis)		48,716			45,385			40,626
Net interest spread			3.14%			3.19%			3.39%
Net interest income as percent of earning assets (margin)			3.30%			3.32%			3.53%
Tax-equivalent adjustment (3)		(2,530)			(1,889)			(876)
Net interest income		$46,186			$43,496			$39,750

(1)	Average balances for available-for-sale securities are based on amortized cost.
(2)	Average balances for loans include loans on non-accrual status.
(3)	The tax-equivalent adjustment was computed based on a statutory Federal income tax rate of 35 percent for 2013 and 2012 and 34 percent for 2011.

Investment Portfolio

For the year ended December 31, 2013, the average volume of investment securities increased by $18.1 million to approximately $559.4 million or 37.9 percent of average earning assets, from $541.3 million on average, or 39.5 percent of average earning assets, in 2012. At December 31, 2013, the total investment portfolio amounted to $538.4 million, a decrease of $16.5 million from December 31, 2012. The increase in average volume of investment securities reflects the fact that with the strong deposit growth experienced during 2013 and large buildup of liquidity, the Corporation continued to prudently expand the size of its investment portfolio in an effort to deploy excess cash into earning assets. At December 31, 2013, the principal components of the investment portfolio are U.S. Treasury and Government Agency Obligations, Federal Agency Obligations including mortgage-backed securities, Obligations of U.S. states and political subdivision, corporate bonds and notes, and other debt and equity securities.

During the year ended December 31, 2013, volume related factors increased investment revenue by $1.2 million, while rate related factors increased investment revenue by $104,000. The tax-equivalent yield on investments increased by 14 basis points to 3.42 percent from a yield of 3.28 percent during the year ended December 31, 2012. The increase in the investment portfolio resulted from the large buildup of liquidity, which caused the Corporation to prudently expand the size of its investment portfolio in an effort to deploy excess cash into earning assets. The yield on the portfolio increased compared to 2012 due primarily to higher rates earned on taxable securities.

During 2013, the Corporation reclassified at fair value approximately $138.3 million in available-for-sale investment securities to the held-to-maturity category. The related after-tax losses of approximately $1.5 million (on a pre-tax basis of $2.6 million) remained in accumulated other comprehensive income and will be amortized over the remaining life of the securities as an adjustment of yield, offsetting the related amortization of the premium or accretion of the discount on the transferred securities. No gains or losses were recognized at the time of reclassification. Management considers the held-to-maturity classification of these investment securities to be appropriate as the Corporation has the positive intent and ability to hold these securities to maturity.

The Corporation owned one pooled trust preferred security (“Pooled TRUPS”), which consisted of securities issued by financial institutions and insurance companies. The Corporation held the mezzanine tranche of these securities. Senior tranches generally are protected from defaults by over-collateralization and cash flow default protection provided by subordinated tranches, with senior tranches having the greatest protection and mezzanine tranches subordinated to the senior tranches. During 2013, Pooled TRUP, ALESCO VII, incurred its eighteenth interruption of cash flow payments to date. Management reviewed the expected cash flow analysis and credit support to determine if it was probable to that all principal and interest would be repaid, and recorded an other-than-temporary impairment charge of $628,000 for the twelve months ended December 31, 2013. The new cost basis for this security had been written down to $260,000. This security was sold effective December 31, 2013 at the new cost basis.

The Corporation owned one variable rate private label collateralized mortgage obligation (CMO), which was also evaluated for impairment. The bond was sold at $2.1 million with no losses incurred at the sale. The Corporation recorded $24,000 in principal losses in 2013. The Corporation recorded $318,000 in principal losses and $484,000 other-than-temporary charge on this bond in 2012.

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

At December 31, 2013, the net unrealized gain carried as a component of accumulated other comprehensive income and included in stockholders’ equity, net of tax, amounted to a net unrealized gain of $2.4 million as compared with a net unrealized gain of $8.8 million at December 31, 2012, resulting from changes in market conditions and interest rates at December 31, 2013. As a result of the inactive condition of the markets amidst the financial crisis, the Corporation elected to treat certain securities under a permissible alternate valuation approach at December 31, 2013 and 2012. For additional information regarding the Corporation’s investment portfolio, see Note 5, Note 15 and Note 19 of the Notes to the Consolidated Financial Statements.

During 2013, securities sold from the Corporation’s available-for-sale portfolio amounted to $122.2 million, as compared with $130.1 million in 2012. The gross realized gains on securities sold amounted to approximately $2,451,000 in 2013 compared to $2,905,000 in 2012, while the gross realized losses, which included impairment charges of $652,000, amounted to approximately $740,000 in 2013 compared to $893,000 in 2012. During 2013, the Corporation recorded an other-than-temporary charge of $628,000 on the Pooled TRUP, ALESCO VII, and $24,000 in principal losses on the same variable rate private label CMO. During 2012, the Corporation recorded an other-than-temporary charge of $68,000 on the Pooled TRUP, ALESCO VII, a $484,000 other-than-temporary charge on a variable rate private label CMO and $318,000 in principal losses on the same variable rate private label CMO.

The varying amount of sales from the available-for-sale portfolio over the past few years, and the significant volume of such sales in 2012, reflect the significant volatility present in the market. Given the historic low interest rates prevalent in the market, it is necessary for the Corporation to protect itself from interest rate exposure. Securities that once appeared to be sound investments can, after changes in the market, become securities that the Corporation has the flexibility to sell to avoid losses and mismatches of interest-earning assets and interest-bearing liabilities at a later time.

The table below illustrates the maturity distribution and weighted average yield on a tax-equivalent basis for investment securities at December 31, 2013, on a contractual maturity basis.

	Due in 1 year or less		Due after 1 year through 5 years		Due after 5 years through 10 years		Due after 10 years		Total
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Market Value
(Dollars in thousands)
Investment Securities Available-for-Sale
U.S. Treasury and Agency Securities	$—	—%	$—	—%	$14,344	2.25%	$—	—%	$14,344	2.25%	$13,519
Federal Agency Obligations	—	—	2,828	1.75	835	1.72	16,904	2.22	20,567	2.14	19,941
Residential Mortgage Pass-through Securities	—	—	223	2.11	5,021	2.33	43,068	2.62	48,312	2.59	48,874
Commercial Mortgage Pass-through Securities	—	—	4,064	2.11	—	—	3,081	2.63	7,145	2.33	6,991
Obligations of U.S. States and Political Subdivisions	—	—	—	—	5,758	3.10	25,046	3.58	30,804	3.49	31,460
Trust Preferred	—	—	—	—	4,500	5.37	15,263	5.89	19,763	5.77	19,403
Corporate Bonds and Notes	9,588	1.95	54,027	2.68	90,567	4.40	—	—	154,182	3.64	158,630
Asset-backed Securities	—	—	5,148	0.93	7,234	1.07	3,351	1.73	15,733	1.16	15,979
Certificates of deposit	150	1.38	1,203	1.81	527	2.25	370	2.52	2,250	2.00	2,262
Equity Securities	—	—	—	—	—	—	376	—	376	—	287
Other Securities	—	—	2,500	—	—	—	3,171	—	5,671	—	5,724
Total	$9,738	1.94%	$69,993	2.37%	$128,786	3.84%	$110,630	3.12%	$319,147	3.21%	$323,070
Investment Securities Held-to-Maturity
U.S. Treasury and Agency Securities	$—	—%	$—	—%	$28,056	2.51%	$—	—%	$28,056	2.51%	$27,037
Federal Agency Obligations	—	—	—	—	—	—	15,249	2.85	15,249	2.85	14,883
Residential Mortgage Pass-through Securities	—	—	—	—	—	—	2,246	2.76	2,246	2.76	2,182
Commercial Mortgage Pass-through Securities	—	—	2,960	2.23	1,457	2.28	—	—	4,417	2.25	4,396
Obligations of U.S. States and Political Subdivisions	2,061	0.85	2,480	4.13	9,803	2.51	113,074	3.11	127,418	3.05	125,033
Corporate Bonds and Notes	—	—	10,067	2.83	27,833	3.80	—	—	37,900	3.54	37,427
Total	$2,061	0.85%	$15,507	2.92%	$67,149	3.04%	$130,569	3.07%	$215,286	3.03%	$210,958
Total Investment Securities	$11,799	1.75%	$85,500	2.47%	$195,935	3.57%	$241,199	3.09%	$534,433	3.14%	$534,028

For information regarding the carrying value of the investment portfolio, see Note 5 and Note 19 of the Notes to the Consolidated Financial Statements.

The securities listed in the table above are either rated investment grade by Moody’s and/or Standard and Poor’s or have shadow credit ratings from a credit agency supporting investment grade and conform to the Corporation’s investment policy guidelines. There were no municipal securities of any single issuer exceeding 10 percent of stockholders’ equity at December 31, 2013.

Equity securities and other securities do not have a contractual maturity and are included in the Due after ten years maturity in the table above.

The following table sets forth the carrying value of the Corporation’s investment securities, as of December 31 for each of the last three years.

	2013	2012	2011
	(Dollars in Thousands)
Investment Securities Available-for-Sale:
U.S. treasury & agency securities	$13,519	$11,909	$—
Federal agency obligations	19,941	20,535	24,969
Residential mortgage pass-through securities	48,874	53,784	115,364
Commercial mortgage pass-through securities	6,991	9,969	—
Obligations of U.S. States and political subdivisions	31,460	107,714	69,173
Trust preferred securities	19,403	21,249	16,187
Corporate bonds and notes	158,630	237,405	173,117
Collateralized mortgage obligations	—	2,120	1,899
Asset-backed securities	15,979	19,742	7,653
Certificates of deposit	2,262	2,865	—
Equity securities	287	325	262
Other securities	5,724	9,198	5,883
Total	$323,070	$496,815	$414,507
Investment Securities Held-to-Maturity:
U.S. treasury & agency securities	$28,056	$—	$—
Federal agency obligations	15,249	4,178	28,262
Residential mortgage pass-through securities	2,246	—	—
Commercial mortgage-backed securities	4,417	5,501	6,276
Obligations of U.S. States and political subdivisions	127,418	48,385	37,695
Corporate bonds and notes	37,900	—	—
Total	$215,286	$58,064	$72,233
Total investment securities	$538,356	$554,879	$486,740

For other information regarding the Corporation’s investment securities portfolio, see Note 5 and Note 19 of the Notes to the Consolidated Financial Statements.

Loan Portfolio

Lending is one of the Corporation’s primary business activities. The Corporation’s loan portfolio consists of both retail and commercial loans, serving the diverse customer base in its market area. The composition of the Corporation’s loan portfolio continues to change due to the local economy. Factors such as the economic climate, interest rates, real estate values and employment all contribute to these changes. While the overall economy has been constrained by uncertainty, the Corporation’s growth in loans continued during 2013. Enhanced visibility in its markets coupled with the aggressive business development activities of its sales team has continued to enhance its image and business prospects. However, the Corporation continues to predict economic instability in the near term and therefore expects to move cautiously in the growth process into 2014.

At December 31, 2013, total loans amounted to $960.9 million, an increase of 8.0 percent or $71.3 million as compared to December 31, 2012. The $1.4 million or 3.5 percent increase in interest income on loans for the twelve months ended December 31, 2013 was the result of increased volume as compared with 2012, offset in part by a lower interest rate environment. Even though the Corporation continues to be challenged by the competition for lending relationships that exists within its market, growth in volume has been achieved through successful lending sales efforts to build on continued customer relationships.

Total average loan volume increased $93.3 million or 11.4 percent in 2013, while the portfolio yield decreased by 34 basis points compared with 2012. The increased total average loan volume was due in part to enhanced visibility in the Corporation’s markets coupled with the aggressive business development activities of its sales team and the acquisition of the loan portfolio of Saddle River Valley Bank. The volume related factors during the period contributed increased revenue of $4.3 million, while the rate related changes decreased revenue by $3.0 million. Total average loan volume increased to $908.8 million with a net interest yield of 4.43 percent, compared to $815.5 million with a yield of 4.77 percent for the year ended December 31, 2012. The Corporation seeks to create growth in commercial lending by offering sound products and competitive pricing and by capitalizing on new and existing relationships in its market area. Products are offered to meet the financial requirements of the Corporation’s clients. It is the objective of the Corporation’s credit policies to diversify the commercial loan portfolio to limit concentrations in any single industry.

The following table presents information regarding the components of the Corporation’s loan portfolio on the dates indicated.

	December 31,
	2013	2012	2011	2010	2009
	(Dollars in Thousands)
Commercial and industrial	$229,688	$181,682	$146,711	$121,043	$117,841
Commercial real estate	536,539	497,392	408,164	371,983	358,987
Construction	42,722	40,277	39,388	49,467	51,139
Residential mortgage	150,571	169,094	159,753	164,847	190,803
Installment	1,084	1,104	959	513	445
Subtotal	960,604	889,549	754,975	707,853	719,215
Net deferred loan costs	339	123	17	258	391
Total loans	960,943	889,672	754,992	708,111	719,606
Less: allowance for loan losses	10,333	10,237	9,602	8,867	8,711
Net loans	$950,610	$879,435	$745,390	$699,244	$710,895

Over the past five years, demand for the Bank’s commercial and commercial real estate loan products has increased. The increase in commercial loans in 2013 was a result of the expansion of the Corporation’s customer base, aggressive business development and marketing programs coupled with its positive image in its market. The Corporation experienced an increased growth in its commercial lending sales efforts during 2012 and 2013 as it continued to benefit from the Corporation’s primary core customer base.

Average commercial loans, which include commercial real estate and construction, increased to $763.1 million for the year ended December 31, 2013 compared to $661.7 million for the year ended December 31, 2012 or by approximately $101.4 million or 15.3 percent in 2013 compared with 2012.

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

Average commercial real estate loans, which amounted to $447.0 million in 2013, increased $52.9 million or 13.4 percent as compared with average commercial real estate loans of $394.1 million in 2012 (which reflected a 23.3 percent increase over 2011). The Corporation’s long-term mortgage portfolio includes both residential and commercial financing. Growth during the past two years largely reflected brisk new lending activity and mortgage financing. The interest rates on a portion of the Corporation’s commercial mortgages adjust to changes in indices such as the 5 and 10-year Treasury Notes, and the Federal Home Loan Bank of New York five and ten-year advance rate. Interest rate changes usually occur at each five-year anniversary of the loan.

The average volume of residential mortgage loans, including home equity loans, decreased $10.7 million or 6.9 percent in 2013 as compared to 2012. During 2013, residential loan growth was affected by the slowdown in the housing market, brisk refinancing activity into fixed rate loans due principally to the current historic low rate environment and competition among lenders. Fixed rate residential and home equity loans have recently become a popular choice among homeowners, either through refinancing or new loans, as consumers wish to lock in historically low fixed rates.

Average construction loans and other temporary mortgage financing decreased by $6.4 million to $49.1 million in 2013 from $55.5 million in 2012. The average volume of such loans decreased by $10.4 million from 2011 to 2012. Interest rates on such mortgages are generally tied to key short-term market interest rates. Funds are typically advanced to the builder or developer during various stages of construction and upon completion of the project. It is contemplated that the loans will be repaid by cash flows derived from sales within the project or, where appropriate, conversion to permanent financing.

Loans to individuals include personal loans, student loans, and home improvement loans, as well as financing for automobiles. Such loans averaged $1,094,000 in 2013, compared with $885,000 in 2012 and $363,000 in 2011. The increase in loans to individuals during 2013 was due in part to increases in volumes of new personal loans (single-pay).

Home equity loans, inclusive of home equity lines, as well as traditional secondary mortgage loans, are popular with consumers due to their tax advantages over other forms of consumer borrowing. Home equity loans and secondary mortgages averaged $48.1 million in 2013, a decrease of $4.2 million or 8.1 percent compared to an average of $52.3 million in 2012 and $58.2 million in 2011. Interest rates on floating rate home equity lines are generally tied to the prime rate while most other loans to individuals, including fixed rate home equity loans, are medium-term (ranging between one-to-ten years) and carry fixed interest rates. The decrease in home equity loans outstanding during 2013 was due in part to the recent slowdown in the housing market and lower consumer spending. Additionally, floating rate home equity lines became less attractive during 2013 as consumers took advantage of historically low interest rates or opted to convert these loan balances into fixed rate loan products.

At December 31, 2013, the Corporation had total loan commitments outstanding of $202.3 million, of which approximately 98.9 percent were for commercial loans, commercial real estate loans and construction loans.

The maturities of loans at December 31, 2013 are listed below.

	At December 31, 2013, Maturing
	In One Year or Less	After One Year through Five Years	After Five Years	Total
	(Dollars in Thousands)
Commercial and industrial	$121,628	$52,219	$55,841	$229,688
Commercial real estate	22,910	108,786	404,843	536,539
Construction	31,994	10,728	—	42,722
Residential mortgage	911	9,594	140,066	150,571
Installment	745	225	114	1,084
Total	$178,188	$181,552	$600,864	$960,604
Loans with:
Fixed rates	$36,203	$119,477	$133,678	$289,358
Variable rates	141,985	62,075	467,186	671,246
Total	$178,188	$181,552	$600,864	$960,604

For additional information regarding loans, see Note 6 of the Notes to the Consolidated Financial Statements.

Allowance for Loan Losses and Related Provision

The purpose of the allowance for loan losses (“allowance”) is to absorb the impact of probable losses inherent in the loan portfolio. Additions to the allowance are made through provisions charged against current operations and through recoveries made on loans previously charged-off. The allowance for loan losses is maintained at an amount considered adequate by management to provide for potential credit losses based upon a periodic evaluation of the risk characteristics of the loan portfolio. In establishing an appropriate allowance, an assessment of the individual borrowers, a determination of the value of the underlying collateral, a review of historical loss experience and an analysis of the levels and trends of loan categories, delinquencies and problem loans are considered. Such factors as the level and trend of interest rates, current economic conditions and peer group statistics are also reviewed. At year-end 2013, the level of the allowance was $10,333,000 as compared to a level of $10,237,000 at December 31, 2012. The Corporation made loan loss provisions of $350,000 in 2013 compared with $325,000 in 2012 and $2,448,000 in 2011. The level of the allowance during the respective annual periods of 2013 and 2012 reflects the change in average volume, credit quality within the loan portfolio, the level of charge-offs, loan volume recorded during the periods and the Corporation’s focus on the changing composition of the commercial and residential real estate loan portfolios.

At December 31, 2013, the allowance for loan losses amounted to 1.08 percent of total loans. In management’s view, the level of the allowance at December 31, 2013 is adequate to cover losses inherent in the loan portfolio. Management’s judgment regarding the adequacy of the allowance constitutes a “Forward Looking Statement” under the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from management’s analysis, based principally upon the factors considered by management in establishing the allowance.

Although management uses the best information available, the level of the allowance for loan losses remains an estimate, which is subject to significant judgment and short-term change. Various regulatory agencies, as an integral part of their examination process, periodically review the Corporation’s allowance for loan losses. Such agencies may require the Corporation to increase the allowance based on their analysis of information available to them at the time of their examination. Furthermore, the majority of the Corporation’s loans are secured by real estate in the State of New Jersey. Future adjustments to the allowance may be necessary due to economic factors impacting New Jersey real estate and further deterioration of the economic climate as well as operating, regulatory and other conditions beyond the Corporation’s control. The allowance for loan losses as a percentage of total loans amounted to 1.08 percent, 1.15 percent and 1.27 percent at December 31, 2013, 2012 and 2011, respectively.

Net charge-offs were $254,000 in 2013, compared to net recoveries of $310,000 in 2012 and net charge-offs of $1,713,000 in 2011. During 2013, the Corporation experienced an increase in charge-offs and a decrease in recoveries compared to 2012. Charge-offs were higher in most of the portfolio segments in 2013 than in 2012 and recoveries were lower in most of the loan portfolio segments in 2013 than in 2012. Commercial loan charge-offs were $75,000 higher in 2013 compared to 2012.

Five-Year Statistical Allowance for Loan Losses

The following table reflects the relationship of loan volume, the provision and allowance for loan losses and net charge-offs for the past five years.

	Years Ended December 31,
	2013	2012	2011	2010	2009
	(Dollars in Thousands)
Average loans outstanding	$960,943	$815,501	$712,895	$708,425	$692,562
Total loans at end of period	$908,784	$889,672	$754,992	$708,111	$719,606
Analysis of the Allowance for Loan Losses
Balance at the beginning of year	$10,237	$9,602	$8,867	$8,711	$6,254
Charge-offs:
Commercial and Construction	132	57	1,985	3,348	2,122
Residential	175	454	23	1,552	4
Installment loans	22	16	20	40	26
Total charge-offs	329	527	2,028	4,940	2,152
Recoveries:
Commercial and Construction	69	620	255	13	2
Residential	0	210	53	1	4
Installment loans	6	7	7	6	6
Total recoveries	75	837	315	20	12
Net charge-offs (recoveries)	254	(310)	1,713	4,920	2,140
Provision for loan losses	350	325	2,448	5,076	4,597
Balance at end of year	$10,333	$10,237	$9,602	$8,867	$8,711
Ratio of net charge-offs (recoveries)during the year to average loans outstanding during the year	0.03%	(0.04)%	0.24%	0.69%	0.31%
Allowance for loan losses as a percentage of total loans at end of year	1.08%	1.15%	1.27%	1.25%	1.21%

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

The table below shows, for three types of loans, the amounts of the allowance allocable to such loans and the percentage of such loans to total loans.

	Commercial		Real Estate Residential Mortgage		Installment		Unallocated
	Amount of Allowance	Loans to Total Loans %	Amount of Allowance	Loans to Total Loans %	Amount of Allowance	Loans to Total Loans %	Amount of Allowance	Total
	(Dollars in Thousands)
2013	$7,806	84.2	$990	15.7	$146	0.1	$1,391	$10,333
2012	7,944	80.9	1,528	19.0	114	0.1	651	10,237
2011	8,206	78.7	1,263	21.2	51	0.1	82	9,602
2010	7,538	76.6	1,038	23.3	52	0.1	239	8,867
2009	7,314	73.4	1,242	26.5	56	0.1	99	8,711

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

	At December 31,
	2013	2012	2011	2010	2009
	(Dollars in Thousands)
Non-accrual loans	$3,137	$3,616	$6,871	$11,174	$11,245
Accruing loans past due 90 days or more	—	55	1,029	714	39
Total non-performing loans	3,137	3,671	7,900	11,888	11,284
OREO	220	1,300	591	—	—
Total non-performing assets	$3,357	$4,971	$8,491	$11,888	$11,284
Troubled debt restructuring — performing	$5,746	$6,813	$7,459	$7,035	$966

At December 31, 2013, non-performing assets totaled $3.4 million, or 0.20% of total assets, as compared with $5.0 million, or 0.31%, at December 31, 2012. The decrease from December 31, 2012 was achieved notwithstanding the addition of several new residential loans (totaling approximately $0.3 million) and commercial loans (totaling approximately $1.7 million) into non-performing status. This was more than offset by decreases from pay-downs and payoffs of $2.9 million, total charge-offs of $272,000, the return to performing status of $0.4 million, while $220,000 was moved within the non performing asset category from non-accrual to OREO.

Total non-performing assets decreased $3.5 million from December 31, 2011 to December 31, 2012. The decrease from December 31, 2011 was achieved notwithstanding the addition of several new residential loans (totaling approximately $1.2 million) and commercial loans (totaling approximately $1.0 million) into non-performing status. This was more than offset by decreases from pay-downs of $1.7 million, total charge-offs of $175,000 of existing loans, the transfer of $1.3 million to other real estate owned and the transfer to performing troubled debt restructured from non-accrual status of $3.9 million.

The components of accruing loans, which are contractually past due 90 days or more as to principal or interest payments, are as follows:

	December 31,
	2013	2012	2011	2010	2009
	(Dollars in Thousands)
Commercial	$—	$—	$1,029	$—	$—
Residential	—	55	—	714	39
Installment	—	—	—	—	—
Total accruing loans 90 days or more past due	$—	$55	$1,029	$714	$39

TDR Decrease

Troubled Debt Restructured loans (“TDR’s”) at December 31, 2013 totaled $6.6 million of which $5.7 million were performing pursuant to the terms of their respective modifications. The level of performing TDR’s decreased during 2013 by approximately $1.1 million. Payments and payoffs to performing TDR’s totaled $116,000. Three residential TDRs totaling $951,000 were returned to their original contractual loan terms.

Other known “potential problem loans” (as defined by SEC regulations) as of December 31, 2013 have been identified and internally risk rated as assets especially mentioned, substandard or doubtful. Such loans, which include non-performing assets and TDR’s included in the table above, amounted to $35,077,000, $47,426,000 and $48,976,000 at December 31, 2013, 2012 and 2011, respectively. The decrease at December 31, 2013 from December 31, 2012 reflects continued improvement in the quality of certain loans. The risk rating of assets is a dynamic environment wherein through on-going examination certain assets may be downgraded or upgraded as circumstances warrant. During 2013, the Corporation internally risk rated as assets especially mentioned or substandard a total of $1,041,000 new commercial loans, and $281,000 in new residential loans. This was partially offset by upgrades to an internal pass risk rating of $6,408,000 in commercial loans and $1,327,000 of residential loans. Payoffs of commercial and residential loans totaled $5,438,000. Charge-offs and transfers to other real estate owned accounted for $498,000. A final mitigant came from continued principal reductions on other potential problem loans. With the exception of non-accrual loans, potential problem loans were performing as of December 31, 2013. The Corporation has no foreign loans.

At December 31, 2013, other than the loans set forth above, the Corporation is not aware of any loans which present serious doubts as to the ability of its borrowers to comply with present loan repayment terms and which are expected to fall into one of the categories set forth in the tables or description above. At December 31, 2013, the Corporation had no doubtful loans.

With respect to concentrations of credit within the Corporation’s loan portfolio at December 31, 2013, $77.5 million or 33.8% of the commercial loan portfolio represented outstanding working capital loans to various real estate developers. $77.5 million of these loans were not secured by mortgages on land and on buildings under construction.

For additional information regarding risk elements in the Corporation’s loan portfolio, see Note 6 of the Notes to Consolidated Financial Statements.

Other Income

The following table presents the principal categories of non-interest income for each of the years in the three-year period ended December 31, 2013.

	Years Ended December 31,
	2013	2012	% Change	2012	2011	% Change
	(Dollars in Thousands)
Service charges, commissions and fees	$1,873	$1,775	5.52%	$1,775	$1,896	(6.38)%
Annuity & insurance commissions	489	204	139.71	204	110	85.45
Bank-owned life insurance	1,364	1,018	33.99	1,018	1,038	(1.93)
Net securities gains	1,711	2,012	(14.96)	2,012	3,634	(44.63)
Loan related fees	839	510	64.51	510	432	18.06
Net gains on sales of loans held for sale	294	484	(39.26)	484	251	92.83
Bargain gain on acquisition	—	899	(100.00)	899	—	100.00
Other	281	308	(8.77)	308	117	163.25
Total other income	$6,851	$7,210	(4.98)%	$7,210	$7,478	(3.58)%

For the period ended December 31, 2013, total other income decreased $359,000 compared to the same period in 2012, primarily as a result of $301,000 related to lower net securities gains and $899,000 relating to a bargain gain on acquisition in the prior period, offset in part by increased service charges, commissions and fees on deposit accounts, annuity and insurance commissions, bank owned life insurance and loan related fees. Excluding net securities gains and losses, the Corporation recorded other income of $5.1 million for the twelve months ended December 31, 2013 compared to other income, excluding net securities gains and losses and bargain gain on acquisition, of $4.3 million for the twelve months ended December 31, 2012, representing an increase of $841,000 or 19.6 percent.

During 2013, the Corporation recorded net securities gains of $1.7 million compared to net securities gains of $2.0 million in 2012 and net securities gains of $3.6 million in 2011. In 2013, total other-than-temporary impairment charges of $652,000 were offset by net gains on securities sold of $2.4 million. During 2013, securities sold from the Corporation’s available-for-sale portfolio amounted to approximately $122.2 million compared to approximately $130.1 million in 2012. The gross realized gains on securities sold amounted to approximately $2.5 million in 2013 compared to $2.9 million in 2012, while the gross realized losses amounted to approximately $88,000 in 2013 compared to $893,000 in 2012. The sales of securities were made in the normal course of business and the proceeds were primarily reinvested into the investment portfolio.

During 2013, the Corporation recorded an other-than-temporary impairment charge of $628,000 on a Pooled TRUP, ALESCO VII, and $24,000 in principal losses on a variable rate private label CMO. For the year ended December 31, 2012, the Corporation recorded an other-than-temporary impairment charge of $68,000 on a Pooled TRUP, ALESCO VII, and $484,000 on a variable rate private labeled CMO and $318,000 in principal losses on a variable rate private label CMO. For the year ended December 31, 2011, the Corporation recorded an other-than-temporary impairment charge of $18,000 on a variable rate private label CMO and $324,000 in principal losses on a variable rate private label CMO.

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

The following table presents the principal categories of other expense for each of the years in the three-year period ended December 31, 2013.

	Year Ended December 31,
	2013	2012	% Change	2012	2011	% Change
	(Dollars in Thousands)
Salaries and employee benefits	$13,465	$12,571	7.11%	$12,571	$11,527	9.06%
Occupancy and equipment	3,518	2,987	17.78	2,987	2,947	1.36
FDIC insurance	1,098	1,154	(4.85)	1,154	1,712	(32.59)
Professional and consulting	1,111	1,077	3.16	1,077	1,156	(6.83)
Stationery and printing	333	349	(4.58)	349	368	(5.16)
Marketing and advertising	304	186	63.44	186	131	41.98
Computer expense	1,422	1,419	0.21	1,419	1,312	8.16
OREO expense, net	137	150	(8.67)	150	398	(62.31)
Repurchase agreement prepayment and termination fee	—	1,012	(100.00)	1,012	—	100.00
Acquisition cost	—	482	(100.00)	482	—	100.00
Other	3,890	3,810	2.10	3,810	3,892	(2.11)
Total other expense	$25,278	$25,197	0.32%	$25,197	$23,443	7.48%

Total other expense increased $81,000, or 0.3 percent, in 2013 from 2012 as compared with an increase of $1.8 million, or 7.48 percent, from 2011 to 2012. Excluding the repurchase agreement prepayment and termination fee and acquisition cost recognized in 2012, total other expense increased $1.6 million or 6.6 percent. Increases primarily included $894,000 in salaries and employee benefits, $531,000 in occupancy and equipment, $118,000 in marketing and advertising, $34,000 in professional and consulting expense, and $80,000 in other expense. The increases resulted primarily from operating the Saddle River, Oakland and Englewood branches for the twelve months of 2013 and the opening of the Princeton branch in the second quarter of 2013. These increases were partially offset by decreases recorded in FDIC insurance expense of $56,000, stationery and printing of $16,000, and other real estate expense of $13,000.

Prudent management of operating expenses has been and will continue to be a key objective of management in an effort to improve earnings performance. The Corporation’s ratio of other expenses to average assets decreased to 1.55 percent in 2013 compared to 1.64 percent in 2012 and 1.77 percent in 2011.

Salaries and employee benefits increased $894,000 or 7.11 percent in 2013 compared to 2012 and increased $1,044,000 or 9.06 percent from 2011 to 2012. The increase in 2013 was primarily attributable to incentive based compensation expense, merit increases to existing staff and additions to officer and employee staff. The increase in 2012 was primarily attributable to merit increases to existing staff and additions to office and employee staff of $467,000 and $273,000, respectively, pension and 401(k) increase of $133,000, and increased medical insurance expense of $170,000.

Salaries and employee benefits accounted for 53.3 percent of total non-interest expense in 2013, as compared to 49.9 percent and 49.2 percent in 2012 and 2011, respectively.

Occupancy and equipment expense for the year ended December 31, 2013 increased by $531,000 or 17.78 percent, over 2012. Occupancy and equipment expense for 2012 increased by $40,000 or 1.36 percent, compared to 2011. For the year ended December 31, 2013, the Corporation recorded increases of $33,000 in utility expense, $51,000 in insurance, $169,000 in building and equipment maintenance expense and $289,000 in rent expense. These increases were partially offset by decreases of $13,000 in depreciation expense. The increases in occupancy expense were primarily due to the operation of Saddle River Valley Bank branches and the new Englewood and Princeton branches. For the year ended December 31, 2012, the Corporation recorded reductions of $56,000 in depreciation expense, $19,000 in insurance, $34,000 in building and equipment maintenance expense and $10,000 in utilities. These decreases were more than offset by increases of $63,000 in real estate taxes and $95,000 in rent expense primarily due to the acquisition of Saddle River Valley Bank branches and the new Englewood branch facility.

In 2011 the FDIC adopted a revised assessment schedule based on total assets less Tier 1 Capital and dropped the assessment rate to compensate for increasing the new base. FDIC insurance expense in 2013 was approximately $56,000 less than the 2012 expense. For the year ended December 31, 2012, FDIC insurance expense decreased $558,000 compared to 2011.

Professional and consulting expense for 2013 increased $34,000 due to higher compliance and legal expenses. Such expenses decreased in 2012 from 2011 primarily due to less compliance and legal loan workout issues.

Stationery and printing expenses for 2013 decreased $16,000 or 4.5 percent, compared to 2012, due primarily to reduction of checkbook printing costs. The decrease in such expenses of $19,000 or 5.16 percent in 2012 from 2011 was due primarily to costs related to marketing of new bank products.

Marketing and advertising expenses for the year ended December 31, 2013 increased $118,000, or 63.4 percent, from the comparable twelve-month period in 2012, primarily due to expense outlays for media for the two Saddle River branches acquired and the opening of the new Englewood and Princeton branch offices, promotion of adjustable rate mortgage products and wealth management. These expenses increased $55,000 or 49.98 percent in 2012 compared with 2011 primarily due to expense outlays for media for the two Saddle River branches acquired and the opening of the new Englewood branch office.

Computer expense increased $3,000 during 2013 compared to 2012 and increased $107,000 in 2012 compared to 2011. The increase in 2013 was due increased cost of core processing systems. The increase in 2012 was due primarily to fees paid in connection with the maintenance of computer systems for Saddle River Valley Bank for the period between closing the acquisition and conversion of Saddle River Valley Bank’s systems to the Corporation’s systems.

OREO expense for 2013 decreased by $13,000 from 2012 due primarily to a decreased level of OREO properties.

Other expense increased in 2013 by approximately $80,000 or 2.10 percent compared to 2012 mainly due to increases in OCC assessment fees of $30,000, telephone of $17,000, other insurance of $14,000, donations of $29,000, travel & entertainment of $7,000, and fees on our CDAR products of $30,000. Other expense decreased in 2012 by $82,000 or 2.11 percent, compared to 2011, mainly due to decreases in other losses and charge-offs of $287,000 which represented an expense in 2011 for tax certificates not duplicated in 2012, OCC assessment fees of $95,000 and miscellaneous expenses of 84,000 which were partially offset by increases in postage of $31,000, telephone of $35,000, other insurance of $20,000, donations of $56,000, travel & entertainment of $57,000, lending and consumer reports of $56,000 and fees on our CDAR products of $60,000. Amortization of core deposit intangibles accounted for $31,000 and $47,000 of other expense for the years 2013 and 2012, respectively.

Provision for Income Taxes

The Corporation recorded income tax expense of $7.5 million in 2013 compared to $7.7 million in 2012 and $7.4 million in 2011. The decrease in 2013 resulted from an increase in pretax earnings offset in part by higher tax exempt income from investment securities and loans and a reduced rate due to the establishment of a REIT subsidiary to take advantage of favorable tax treatment. The increase in 2012 resulted from an increase in pretax earnings offset in part by a reduced rate due to the establishment of a REIT subsidiary to take advantage of favorable tax treatment. The effective tax rates for the Corporation for the years ended December 31, 2013, 2012 and 2011 were 27.3 percent, 30.5 percent and 34.7 percent, respectively. The Corporation adjusts its expected annual tax rate on a quarterly basis based on the current projections of non-deductible expenses, tax-exempt interest income, increase in the cash surrender value of bank owned life insurance and pre-tax net earnings. For a more detailed description of income taxes see Note 12 of the Notes to Consolidated Financial Statements.

Tax-exempt interest income on a fully tax equivalent basis increased by $1.4 million, or 26.1 percent, from 2012 to 2013, and increased by $2.82 million, or 109.5 percent, from 2011 to 2012. The Corporation recorded income related to the cash surrender value of bank-owned life insurance as a component of other income in the amount of $1,364,000, $1,018,000 and $1,038,000 for 2013, 2012 and 2011, respectively.

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

At December 31, 2013, the Corporation reflected a positive interest sensitivity gap (or an interest sensitivity ratio of (1:31 to 1.00) at the cumulative one-year position. Based on management’s perception that interest rates will continue to be volatile, projected increased levels of prepayments on the earning asset portfolio and the current level of interest rates, emphasis has been, and is expected to continue to be, placed on interest-sensitivity matching with the objective of continuing to stabilize the net interest spread and margin during 2014. However, no assurance can be given that this objective will be met.

The following table depicts the Corporation’s interest rate sensitivity position at December 31, 2013:

	Expected Maturity/Principal Repayment December 31,
	Average Interest Rate	Year End 2014	Year End 2015	Year End 2016	Year End 2017	Year End 2018	2019 and Thereafter	Total Balance	Estimated Fair Value
	(Dollars in Thousands)
Interest-Earning Assets:
Loans, net	4.42%	$343,557	$110,140	$85,347	$87,235	$124,630	$199,701	$950,610	$948,606
Investments	2.99%	69,678	32,086	53,108	29,752	27,951	325,781	538,356	534,028
Total interest-earning assets		$413,235	$142,226	$138,455	$116,987	$152,581	$525,482	$1,488,966	$1,482,634
Interest-Bearing Liabilities:
Time certificates of deposit of $100,000 or greater	0.88%	$62,473	$16,434	$16,817	$3,720	$—	$—	$99,444	$100,194
Time certificates of deposit of less than $100,000	1.36%	39,633	9,238	2,948	656	34	—	52,509	52,905
Other interest-bearing deposits	0.41%	207,650	206,551	155,746	106,746	79,313	434,046	1,190,052	1,190,052
Subordinated debentures	3.06%	5,155	—	—	—	—	—	5,155	5,143
Securities sold under agreements torepurchase and Fed Funds Purchased	5.90%	—	—	—	15,000	16,000	—	31,000	33,430
Term borrowings	3.26%	—	—	—	35,000	40,000	40,000	115,000	124,010
Total interest-bearing liabilities		$314,911	$232,223	$175,511	$161,122	$135,347	$474,046	$1,493,160	$1,505,734
Cumulative interest-earning assets		$413,235	$555,461	$693,916	$810,903	$963,484	$1,488,966	$1,434,314
Cumulative interest-bearing liabilities		314,911	547,134	722,645	883,767	1,019,114	1,493,160	1,243,006
Rate sensitivity gap		98,324	(89,997)	(37,056)	(44,135)	17,234	51,436	191,308
Cumulative rate sensitivity gap		98,324	8,327	(28,729)	(72,864)	(55,630)	(4,194)	(4,194)
Cumulative gap ratio		1.31%	1.02%	0.96%	0.92%	0.95%	1.00%	1.00%

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

Liquidity is measured and monitored for the Bank. The Corporation reviews its net short-term mismatch. This measures the ability of the Corporation to meet obligations should access to Bank dividends be constrained. At December 31, 2013, the Parent Corporation had $285,000 in cash and short-term investments compared to $629,000 at December 31, 2012. Expenses at the Parent Corporation are moderate and management believes that the Parent Corporation has adequate liquidity to fund its obligations.

Certain provisions of long-term debt agreements, primarily subordinated debt, prevent the Corporation from creating liens on, disposing of or issuing voting stock of subsidiaries. As of December 31, 2013, the Corporation was in compliance with all covenants and provisions of these agreements.

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

Based on anticipated cash flows at December 31, 2013 projected to December 31, 2014, the Corporation believes that the Bank’s liquidity should remain strong, with an approximate projection of $212.6 million in anticipated net cash flows over the next twelve months. This projection represents a forward-looking statement under the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from this projection depending upon a number of factors, including the liquidity needs of the Bank’s customers, the availability of sources of liquidity and general economic conditions.

Deposits

Total deposits increased to $1.342 billion at December 31, 2013 from $1.307 billion at December 31, 2012, an increase of $35.1 million, or 2.7 percent.

Total non-interest-bearing deposits increased to $227.4 million at December 31, 2013 from $215.1 million at December 31, 2012, an increase of $12.3 million or 5.7 percent. Time, savings and interest-bearing transaction accounts increased to $1.015 billion at December 31, 2013 from $981.0 million on December 31, 2012, an increase of $34.2 million or 3.5 percent. These increases were attributable to continued core deposit growth in overall segments of the deposits base and in niche areas, such as municipal government, private schools and universities.

Certificates of deposit $100,000 and over decreased to 7.41 percent of total deposits at December 31, 2013 from 8.48 percent one year earlier. With the turmoil in the financial markets commencing several years ago, some of the Corporation’s depositors have become sensitive to obtaining full FDIC insurance for their time deposits. To accommodate these customers, the Corporation began offering Certificates of Deposit Account Registry Service (CDARS) in 2008. As a result of this offering and the increase in insurance coverage by the FDIC to $250,000, the Corporation reported a decrease of $11.4 million in certificates of deposit greater than $100,000 at December 31, 2013 compared to year-end 2012. See Note 9 of the Notes to the Consolidated Financial Statements for more information.

At December 31, 2013, the Corporation had a total of $7.8 million with a weighted average rate of 0.47 percent in CDARS/ICS Reciprocal deposits compared to $14.7 million with a weighted average rate of 0.60 percent at December 31, 2012. Based on the Bank’s participation in Promontory Interfinancial Network, LLC., customers who are FDIC insurance sensitive are able to place large dollar deposits with the Corporation and the Corporation uses CDARS to place those funds into certificates of deposit issued by other banks in the Network. This occurs in increments of less than the FDIC insurance limits so that both the principal and interest are eligible for complete FDIC protection. The FDIC currently considers these funds as brokered deposits. All brokered deposits are classified in time deposits. It became apparent during the latter half of 2008 that customers’ preference in seeking safety and more liquidity became paramount in light of the financial crisis, as customers sought full FDIC insured bank products as a safe haven.

The Corporation derives a significant proportion of its liquidity from its core deposit base. For the year ended December 31, 2013, core deposits, comprised of total demand deposits, savings deposits and money market accounts, increased by $52.3 million or 4.6 percent from December 31, 2012 to $1.195 billion at December 31, 2013. At December 31, 2013, core deposits were 89.1 percent of total deposits compared to 86.9 percent at year-end 2012. Alternatively, the Corporation uses a more stringent calculation for the management of its liquidity positions internally which consists of total demand and savings accounts (excluding money market accounts greater than $100,000) and excludes time deposits as part of core deposits as a percentage of total deposits. This number increased by $50.3 million or 7.2 percent from December 31, 2012 to $750.2 million at December 31, 2013 and represented 55.90 percent of total deposits at December 31, 2013 as compared with 53.55 percent at December 31, 2012. The Corporation expects its deposit gathering efforts to remain strong, supported in part by the FDIC’s raising the deposit insurance limits. The Corporation was a participant in the FDIC’s Transaction Account Guarantee Program. Under this program, all non-interest bearing deposit transaction accounts were fully guaranteed by the FDIC, regardless of dollar amount, through June 30, 2010.

On July 21, 2010, President Obama signed the Dodd-Frank Act into law. One of the provisions of this Act permanently increases the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2009, and non-interest bearing transaction accounts have unlimited deposit insurance through December 31, 2012.

The following table depicts the Corporation’s more stringent core deposit mix at December 31, 2013 and 2012.

	December 31,				Net Change Volume 2013 vs. 2012
	2013		2012
	Amount	Percentage	Amount	Percentage
	(Dollars in Thousands)
Demand Deposits	$227,370	30.3%	$215,071	30.7%	$12,299
Interest-Bearing Demand	266,613	35.5	217,922	31.2	48,691
Regular Savings	102,721	13.7	110,896	15.8	(8,175)
Money Market Deposits under $100	153,502	20.5	156,009	22.3	(2,507)
Total core deposits	$750,206	100.0%	$699,898	100.0%	$50,308
Total deposits	$1,342,005		$1,306,922		$35,083
Core deposits to total deposits	55.90%		53.55%

Short-Term Borrowings

Short-term borrowings can be used to satisfy daily funding needs. Balances in those accounts fluctuate on a day-to-day basis. The Corporation’s principal short-term funding sources are Federal Funds purchased and securities sold under agreements to repurchase. Short-term borrowings, including Federal Funds purchased and securities sold under agreements to repurchase, amounted to $0 at year-end 2013, and 2012. During the third quarter of 2011 certain sweep relationships, in the amount of approximately $37 million, that were previously classified as short term borrowings were discontinued and were moved to interest bearing checking accounts.

The following table is a summary of short-term securities sold under repurchase agreements, including Federal Funds purchased, for each of the last three years.

	December 31,
	2013	2012	2011
	(Dollars in Thousands)
Short-term securities sold under repurchase agreements,including Federal Funds purchased:
Average interest rate:
At year end	—%	—%	—%
For the year	0.32%	0.48%	0.27%
Average amount outstanding during the year	$425	$181	$29,288
Maximum amount outstanding at any month end	$-	$10,050	$71,732
Amount outstanding at year end	$—	$—	$—

Long-Term Borrowings

Long-term borrowings consist of Federal Home Loan Bank of New York (“FHLB”) advances and securities sold under agreements to repurchase that have contractual maturities over one year. Long-term borrowings amounted to $146.0 million at December 31, 2013.

Cash Flows

The consolidated statements of cash flows present the changes in cash and cash equivalents from operating, investing and financing activities. During 2013, cash and cash equivalents (which decreased overall by $23.4 million) were provided on a net basis by operating activities and financing activities, and used on a net basis by investing activities. With respect to the cash flows from financing activities, net increases in deposits were partially offset by the Corporation’s dividend payments.

During 2012, cash and cash equivalents (which decreased overall by $5.0 million) were provided on a net basis by operating activities and financing activities, and used on a net basis by investing activities. With respect to the cash flows from financing activities, net increases in deposits were partially offset by payments on long-term borrowings and the Corporation’s dividend payments.

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

Contractual Obligations and Other Commitments

The following table summarizes contractual obligations at December 31, 2013 and the effect such obligations are expected to have on liquidity and cash flows in future periods.

	Total	Less Than 1 Year	1 – 3 Years	4 – 5 Years	After 5 Years
	(Dollars in Thousands)
Contractual Obligations
Operating lease obligations	$11,543	$920	$1,735	$1,599	$7,289
Total contracted cost obligations	$11,543	$920	$1,735	$1,599	$7,289
Other Long-term Liabilities/Long-term Debt
Time Deposits	$151,953	$102,106	$45,437	$4,410	$—
Federal Home Loan Bank advances and repurchase agreements	146,000	—	50,000	56,000	40,000
Subordinated debentures	5,155	—	—	—	5,155
Total Other Long-term Liabilities/Long-term Debt	$303,108	$102,106	$95,437	$60,410	$45,155
Other Commercial Commitments – Off Balance Sheet
Commitments under commercial loans and lines of credit	$109,661	$109,661	$—	$—	$—
Home equity and other revolving lines of credit	41,836	41,836	—	—	—
Outstanding commercial mortgage loan commitments	48,129	39,568	8,561	—	—
Standby letters of credit	9,655	9,655	—	—	—
Performance letters of credit	21,844	21,844	—	—	—
Outstanding residential mortgage loan commitments	1,858	1,858	—	—	—
Overdraft protection lines	5,273	5,273	—	—	—
Total off balance sheet arrangements and contractual obligations	$238,256	$229,695	$8,561	$—	$—
Total contractual obligations and other commitments	$552,907	$332,721	$105,733	$62,009	$52,444

The Stockholders’ Equity

Stockholders’ equity amounted to $168.6 million at December 31, 2013, an increase of $7.9 million or 4.9 percent, compared to year-end 2012. At December 31, 2012, stockholders’ equity totaled $160.7 million, an increase of $24.8 million or 18.2 percent from December 31, 2011.

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

Book value per share at year-end 2013 was $9.61 compared to $9.14 at year-end 2012. Tangible book value at year-end 2013 was $8.58 compared to $8.11 at year end 2012; see Item 6 for a reconciliation of this non-GAAP financial measure to book value.

During 2013, the Corporation made no purchases of common stock. At December 31, 2013, there were 652,868 shares available for repurchase under the Corporation’s stock buyback program.

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

Risk-Based Capital/Leverage

The Corporation’s Tier I leverage capital (defined as tangible stockholders’ equity for common stock and Trust Preferred Capital Securities) at December 31, 2013 amounted to $159.4 million or 9.69 percent of average total assets. At December 31, 2012, the Corporation’s Tier I leverage capital amounted to $143.8 million or 9.02 percent of average total assets. Tier I capital excludes the effect of FASB ASC 320-10-05, which amounted to $2.4 of net unrealized gains, after tax, on securities available-for-sale at December 31, 2013 (and would be reported as a component of accumulated other comprehensive income which is included in stockholders’ equity), and is reduced by goodwill and intangible assets, which amounted to $16.8 million as of December 31, 2013. For information on goodwill and intangible assets, see Note 1 to the Consolidated Financial Statements.

United States bank regulators have issued guidelines establishing minimum capital standards related to the level of assets and off balance-sheet exposures adjusted for credit risk. Specifically, these guidelines categorize assets and off balance-sheet items into four risk-weightings and require banking institutions to maintain a minimum ratio of capital to risk-weighted assets. At December 31, 2013, the Corporation’s Tier I and total risk-based capital ratios were 12.10 percent and 12.91 percent, respectively. For information on risk-based capital and regulatory guidelines for the Parent Corporation and its bank subsidiary, see Note 14 to the Consolidated Financial Statements.

The foregoing capital ratios are based in part on specific quantitative measures of assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by the bank regulators regarding capital components, risk weightings and other factors.

Subordinated Debentures

On December 19, 2003, Center Bancorp Statutory Trust II, a statutory business trust and wholly-owned subsidiary of Center Bancorp, Inc., issued $5.0 million of, MMCapS capital securities to investors due on January 23, 2034. The capital securities presently qualify as Tier I capital. The trust loaned the proceeds of this offering to the Corporation and received in exchange $5.2 million of the Parent Corporation’s subordinated debentures. The subordinated debentures are redeemable in whole or in part prior to maturity. The floating interest rate on the subordinate debentures is three-month LIBOR plus 2.85 percent and reprices quarterly. The rate at December 31, 2013 was 3.09 percent.

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

The primary tool used by management to measure and manage interest rate exposure is a simulation model. Use of the model to perform simulations reflecting changes in interest rates over one and two-year time horizons has enabled management to develop and initiate strategies for managing exposure to interest rate risk. In its simulations, management estimates the impact on net interest income of various changes in interest rates. Projected net interest income sensitivity to movements in interest rates is modeled based on both an immediate rise and fall in interest rates (“rate shock”), as well as gradual changes in interest rates over a twelve-month time period. The model is based on the actual maturity and re-pricing characteristics of interest-rate sensitive assets and liabilities. The model incorporates assumptions regarding earning asset and deposit growth, prepayments, interest rates and other factors.

Management believes that both individually and taken together, these assumptions are reasonable, but the complexity of the simulation modeling process results in a sophisticated estimate, not an absolutely precise calculation of exposure. For example, estimates of future cash flows must be made for instruments without contractual maturity or payment schedules.

Based on the results of the interest simulation model as of December 31, 2013, and assuming that management does not take action to alter the outcome, the Corporation would expect a decrease of 1.33 and 2.30 percent in net interest income if interest rates increased by 200 and 300 basis points, respectively, and a decrease in net interest income of 0.91 percent if interest rates decreased by 100 basis points, from current rates in a gradual and parallel rate ramp over a twelve month period.

The declining rates and steepening of the yield curve during both 2013 and 2012 affected net interest margins. Based on management’s perception that interest rates will continue to be volatile, projected increased levels of prepayments on the earning-asset portfolio and the current level of interest rates, emphasis has been, and is expected to continue to be, placed on interest-sensitivity matching with the objective of stabilizing the net interest spread during 2014. However, no assurance can be given that this objective will be met.

Equity Price Risk

The Corporation is also exposed to equity price risk inherent in its portfolio of publicly traded equity securities, which had a fair value of $287,000 at December 31, 2013 and $325,000 at December 31, 2012. The Corporation monitors its equity investments for impairment on a periodic basis. In the event that the carrying value of the equity investment exceeds its fair value, and the Corporation determines the decline in value to be other than temporary, the Corporation reduces the carrying value to its current fair value. During 2013 and 2012, the Corporation did not record any other-than-temporary impairment charges relating to equity holdings in bank stocks. The remaining securities in the other equity portfolio were mutual funds and money market funds.

8. Financial Statements and Supplementary Data

All Financial Statements:

The following financial statements are filed as part of this report under Item 8 — “Financial Statements and Supplementary Data.”

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Center Bancorp, Inc.

We have audited the accompanying consolidated statement of condition of Center Bancorp, Inc. and subsidiaries (the “Corporation”) as of December 31, 2013, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for the year ended December 31, 2013. Center Bancorp, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Center Bancorp, Inc. and subsidiaries as of December 31, 2013, and the consolidated results of its operations and its cash flows for the year ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Center Bancorp, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 5, 2014 expressed an unqualified opinion.

/s/ BDO USA, LLP
BDO USA, LLP
Philadelphia, Pennsylvania
March 5, 2014

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Center Bancorp, Inc.

We have audited the accompanying consolidated statements of condition of Center Bancorp, Inc. and subsidiaries (the “Corporation”) as of December 31, 2012, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity, and cash flows for each of the years in the two-year period ended December 31, 2012. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States), Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Center Bancorp, Inc. and subsidiaries as of December 31, 2012, and the consolidated results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

/s/ ParenteBeard LLC
ParenteBeard LLC
Clark, New Jersey
March 5, 2014

CENTER BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CONDITION

	December 31,
	2013	2012
	(In Thousands, Except Share and Per Share Data)
ASSETS
Cash and due from banks	$82,692	$104,134
Interest bearing deposits with banks	—	2,004
Total cash and cash equivalents	82,692	106,138
Securities available-for-sale	323,070	496,815
Securities held-to-maturity (fair value of $210,958 and $62,431)	215,286	58,064
Loans held for sale	—	1,491
Loans	960,943	889,672
Less: Allowance for loan losses	10,333	10,237
Net loans	950,610	879,435
Restricted investment in bank stocks, at cost	8,986	8,964
Premises and equipment, net	13,681	13,563
Accrued interest receivable	6,802	6,849
Bank owned life insurance	35,734	34,961
Goodwill and other intangible assets	16,828	16,858
Prepaid FDIC assessment	—	811
Other real estate owned	220	1,300
Due from brokers for investment securities	8,759	—
Other assets	10,414	4,516
Total assets	$1,673,082	$1,629,765
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non-interest-bearing	$227,370	$215,071
Interest-bearing:
Time deposits $100 and over	99,444	110,835
Interest-bearing transaction, savings and time deposits less than $100	1,015,191	981,016
Total deposits	1,342,005	1,306,922
Long-term borrowings	146,000	146,000
Subordinated debentures	5,155	5,155
Accounts payable and accrued liabilities	11,338	10,997
Total liabilities	1,504,498	1,469,074
Stockholders’ Equity
Preferred Stock, $1,000 liquidation value per share:
Authorized 5,000,000 shares; issued and outstanding 11,250 shares of Series B preferred stock at December 31, 2013 and 2012 total liquidation value of $11,250,000	11,250	11,250
Common stock, no par value:
Authorized 25,000,000 shares; issued 18,477,412 shares at December 31, 2013 and 2012; outstanding 16,369,012 shares at December 31, 2013 and 16,347,915 at December 31, 2012	110,056	110,056
Additional paid-in capital	4,986	4,801
Retained earnings	61,914	46,753
Treasury stock, at cost (2,108,400 shares at December 31, 2013 and 2,129,497 at December 31, 2012)	(17,078)	(17,232)
Accumulated other comprehensive income (loss)	(2,544)	5,063
Total stockholders’ equity	168,584	160,691
Total liabilities and stockholders’ equity	$1,673,082	$1,629,765

See the accompanying notes to the consolidated financial statements.

CENTER BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2013	2012	2011

	(Dollars in Thousands, Except per Share Data)
Interest income:
Interest and fees on loans	$40,132	$38,921	$36,320
Interest and dividends on investment securities:
Taxable interest income	12,189	12,269	13,278
Non-taxable interest income	4,422	3,507	1,700
Dividends	523	567	629
Interest on federal funds sold and other short-term investment	2	8	—
Total interest income	57,268	55,272	51,927
Interest expense:
Interest on certificates of deposit $100 & over	866	839	1,215
Interest on other deposits	4,353	4,569	4,305
Interest on short-term borrowings	—	—	79
Interest on long-term borrowings	5,863	6,368	6,578
Total interest expense	11,082	11,776	12,177
Net interest income	46,186	43,496	39,750
Provision for loan losses	350	325	2,448
Net interest income, after provision for loan losses	45,836	43,171	37,302
Other income:
Service charges, commissions and fees	1,873	1,775	1,896
Annuity and insurance	489	204	110
Bank-owned life insurance	1,364	1,018	1,038
Loan related fees	839	510	432
Net gains on sale of loans held for sale	294	484	251
Bargain gain on acquisition	—	899	—
Other	281	308	117
Total other-than-temporary impairment losses	(652)	(870)	(342)
Net gains on sale on investment securities	2,363	2,882	3,976
Net investment securities gains	1,711	2,012	3,634
Total other income	6,851	7,210	7,478
Other expense:
Salaries and employee benefits	13,465	12,571	11,527
Occupancy and equipment	3,518	2,987	2,947
FDIC Insurance	1,098	1,154	1,712
Professional and consulting	1,111	1,077	1,156
Stationery and printing	333	349	368
Marketing and advertising	304	186	131
Computer expense	1,422	1,419	1,312
Other real estate owned expense, net	137	150	398
Repurchase agreement prepayment and termination fee	—	1,012	—
Acquisition cost	—	482	—
Other	3,890	3,810	3,892
Total other expense	25,278	25,197	23,443
Income before income tax expense	27,409	25,184	21,337
Income tax expense	7,484	7,677	7,411
Net income	19,925	17,507	13,926
Preferred stock dividends and accretion	141	281	820
Net income available to common stockholders	$19,784	$17,226	$13,106
Earnings per common share:
Basic	$1.21	$1.05	$0.80
Diluted	$1.21	$1.05	$0.80
Weighted average common shares outstanding:
Basic	16,349,204	16,340,197	16,295,761
Diluted	16,385,692	16,351,046	16,314,899

See the accompanying notes to the consolidated financial statements.

CENTER BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
	2013	2012	2011
	(Dollars in Thousands)
Net income	$19,925	$17,507	$13,926
Other comprehensive income, net of tax:
Unrealized gains and losses on securities available-for-sale:
Reclassification adjustments for OTTI losses included in income	652	870	342
Tax effect	(178)	(265)	(119)
Net of tax amount	474	605	223
Unrealized (losses) gains on available for sale securities	(8,741)	19,819	8,990
Tax effect	3,578	(7,444)	(3,486)
Net of tax amount	(5,163)	12,375	5,504
Reclassification adjustment for realized gains arising during this period	(2,363)	(2,882)	(3,976)
Tax effect	645	879	1,380
Net of tax amount	(1,718)	(2,003)	(2,596)
Unrealized holding (losses) gains on securities transferred from available-for-sale to held-to-maturity securities	(2,612)	—	291
Tax effect	1,064	—	(110)
Net of tax amount	(1,548)	—	181
Amortization of unrealized holding gains on securities transferred from available-for-sale to held-to-maturity securities	(58)	(2)	(46)
Tax effect	19	1	28
Net of tax amount	(39)	(1)	(18)
Pension plan:
Actuarial gains (losses)	654	(790)	(1,649)
Tax effect	(267)	323	584
Net of tax amount	387	(467)	(1,065)
Total other comprehensive (loss) income	(7,607)	10,509	2,229
Total comprehensive income	$12,318	$28,016	$16,155

See the accompanying notes to the consolidated financial statements.

CENTER BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Years Ended December 31, 2013, 2012 and 2011
	Preferred Stock	Common Stock	Additional Paid In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	(In Thousands, Except Share and per Share Data)
Balance, January 1, 2011	$9,700	$110,056	$4,941	$21,633	$(17,698)	$(7,675)	$120,957
Net income				13,926			13,926
Other comprehensive income						2,229	2,229
Accretion of discount on preferred stock	300			(300)			—
Dividends on preferred stock				(520)			(520)
Redemption of series A preferred stock	(10,000)						(10,000)
Proceeds from issuance of series B preferred stock	11,250						11,250
Warrant repurchased			(245)				(245)
Cash dividends declared on common stock ($0.12 per share)				(1,955)			(1,955)
Issuance cost of common stock				(5)			(5)
Issuance cost of series B preferred stock				(84)			(84)
Exercise of stock options (42,495 shares)			(16)		344		328
Stock-based compensation expense			35				35
Balance, December 31, 2011	11,250	110,056	4,715	32,695	(17,354)	(5,446)	135,916
Net income				17,507			17,507
Other comprehensive income						10,509	10,509
Dividends on series B preferred stock				(253)			(253)
Cash dividends declared on common stock ($0.195 per share)				(3,188)			(3,188)
Issuance cost of common stock				(8)			(8)
Exercise of stock options (15,588 shares)			19		122		141
Stock-based compensation expense			39				39
Option related tax trueup			28				28
Balance, December 31, 2012	11,250	110,056	4,801	46,753	(17,232)	5,063	160,691
Net income				19,925			19,925
Other comprehensive loss						(7,607)	(7,607)
Dividends on series B preferred stock				(169)			(169)
Cash dividends declared on common stock ($0.260 per share)				(4,581)			(4,581)
Dividend on restricted stock declared				(1)			(1)
Issuance cost of common stock				(13)			(13)
Issuance of restricted stock award (18,829 shares)			91		152		243
Exercise of stock options (2,268 shares)			19		2		21
Stock-based compensation expense			59				59
Option related tax trueup			16				16
Balance, December 31, 2013	$11,250	$110,056	$4,986	$61,914	$(17,078)	$(2,544)	$168,584

See the accompanying notes to the consolidated financial statements.

CENTER BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2013	2012	2011
	(Dollars in Thousands)
Cash flows from operating activities:
Net income	$19,925	$17,507	$13,926
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and amortization	886	914	983
Provision for loan losses	350	325	2,448
Provision for deferred taxes	1,739	1,912	3,406
Stock-based compensation expense	59	39	35
Net other-than-temporary impairment losses	652	870	342
Net gains on sales of available-for-sale securities	(2,363)	(2,882)	(3,976)
Net gains on sales of loans held for sale	(294)	(484)	(251)
Net loans originated for sale	(14,816)	(22,013)	(14,357)
Proceeds from sales of loans held for sale	16,601	22,024	13,923
Net gains on disposition of premises and equipment	(2)	—	—
Net loss on sales of other real estate owned	75	9	5
Life insurance death benefit	(291)	—	—
Increase in cash surrender value of bank owned life insurance	(1,073)	(1,018)	(1,038)
Net amortization of securities	3,316	4,589	4,012
Increase in accrued interest receivable	(233)	(241)	(2,085)
Decrease in prepaid FDIC insurance assessment	811	1,073	1,698
Increase in other assets	(397)	(2,538)	(402)
(Decrease) increase in other liabilities	(1,792)	980	(585)
Net cash provided by operating activities	23,153	21,066	18,084
Cash flows from investing activities:
Investment securities available-for-sale:
Purchases	(155,464)	(207,880)	(400,644)
Sales	122,165	130,059	254,821
Maturities, calls and principal repayment	46,378	48,406	48,029
Investment securities held-to-maturity:
Purchases	(23,531)	(16,606)	(13,118)
Maturities and principal repayment	3,830	30,258	7,475
Net (purchase) redemption of restricted investment in bank stock	(22)	319	363
Net increase in loans	(71,761)	(83,478)	(49,223)
Purchases of premises and equipment	(973)	(842)	(316)
Purchase of bank-owned life insurance	—	(5,000)	—
Proceeds from life insurance death benefits	592	—	—
Proceeds from sale of premises and equipment	2	—	—
Proceeds from sale of other real estate owned	1,230	500	33
Cash and cash equivalent acquired in acquisition	—	6,195	—
Cash consideration paid in acquisition	—	(10,251)	—
Net cash used in investing activities	(77,554)	(108,320)	(152,580)
Cash flows from financing activities:
Net increase in deposits	35,083	100,271	261,083
Net decrease in short-term borrowings	—	—	(41,855)
Payments on long-term borrowings	—	(15,000)	(10,000)
Cash dividends on common stock	(4,254)	(2,778)	(1,955)
Cash dividends on preferred stock	(141)	(363)	(417)
Proceeds from issuance of Series B preferred stock	—	—	11,250
Redemption of Series A preferred stock	—	—	(10,000)
Warrant repurchased	—	—	(245)
Issuance cost of common stock	(13)	(8)	(5)
Issuance cost of Series B preferred stock	—	—	(84)
Tax expense from stock based compensation	16	28	—
Issuance of restricted stock award	243	—	—
Proceeds from exercise of stock options	21	141	328
Net cash provided by financing activities	30,955	82,291	208,100
Net (decrease) increase in cash and cash equivalents	(23,446)	(4,963)	73,604
Cash and cash equivalents at beginning of year	106,138	111,101	37,497
Cash and cash equivalents at end of year	$82,692	$106,138	$111,101
Supplemental disclosures of cash flow information:
Noncash activities:
Trade date accounting settlement for investments	$8,759	$—	$—
Transfer of loans to other real estate owned	236	1,300	629
Transfer from investment securities available-for-sale to investment securities held-to-maturity	138,300	—	66,833
Cash paid during year for:
Interest paid on deposits and borrowings	$10,993	$11,894	$12,226
Income taxes	4,727	6,280	4,484
Business combinations:
Non-cash assets acquired:
Investment securities available-for-sale	$—	$37,143	$—
Loans	—	52,192	—
Premises and equipment, net	—	1,262	—
Accrued interest receivable	—	389	—
Total non-cash assets acquired	$—	$90,986	$—
Liabilities assumed:
Deposits	$—	$85,236	$—
Other liabilities	—	795	—
Total liabilities assumed	$—	$86,031	$—
Net non-cash assets acquired	$—	$4,056	$—
Bargain gain on acquisition	$—	$899	$—
Net cash and cash equivalents acquired	$—	$6,195	$—
Cash consideration paid in acquisition	$—	$10,251	$—

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

Business

The Parent Corporation is a bank holding company whose principal activity is the ownership and management of Union Center National Bank as mentioned above. The Bank provides a full range of banking services to individual and corporate customers through branch locations in Union, Morris, Bergen and, commencing in May 2013, Mercer counties, New Jersey. Additionally, the Bank originates residential mortgage loans and services such loans for others. The Bank is subject to competition from other financial institutions and the regulations of certain federal and state agencies and undergoes periodic examinations by those regulatory authorities.

Segments

Center Bancorp, Inc. has one reportable segment, “Community Banking.” All of the Corporation’s activities are interrelated, and each activity is dependent and assessed based on how each of the activities of the Corporation supports the others. For example, lending is dependent upon the ability of the Corporation to fund itself with deposits and borrowings while managing the interest rate and credit risk. Accordingly, all significant operating decisions are based upon analysis of the Bank as one segment or unit.

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

Cash and Cash Equivalents

Cash and cash equivalents includes cash on hand and balances due from correspondent banks and interest bearing deposits with banks.

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

CENTER BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Summary of Significant Accounting Policies  – (continued)

Securities are evaluated on at least a quarterly basis, and more frequently when market conditions warrant such an evaluation, to determine whether a decline in their value is other-than-temporary. FASB ASC 320-10-65 clarifies the interaction of the factors that should be considered when determining whether a debt security is other–than-temporarily impaired. For debt securities, management must assess whether (a) it has the intent to sell the security and (b) it is more likely than not that it will be required to sell the security prior to its anticipated recovery. These steps are done before assessing whether the entity will recover the cost basis of the investment. In instances when a determination is made that an other-than-temporary impairment exists but the investor does not intend to sell the debt security and it is not more likely than not that it will be required to sell the debt security prior to its anticipated recovery, FASB ASC 320-10-65 changed the presentation and amount of the other-than-temporary impairment recognized in the statement of income. The other-than-temporary impairment is separated into (a) the amount of the total other-than-temporary impairment related to a decrease in cash flows expected to be collected from the debt security (the credit loss) and (b) the amount of the total other-than-temporary impairment related to all other factors. The amount of the total other-than-temporary impairment related to the credit loss is recognized through earnings. The amount of the total other-than-temporary impairment related to all other factors is recognized through other comprehensive income. Impairment charges on certain investment securities of approximately $0.7 million, $0.9 million and $0.3 million were recognized in earnings during the years ended December 31, 2013, 2012 and 2011, respectively.

Loans Held for Sale

Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value. For loans carried at the lower of cost or estimated fair value, gains and losses on loan sales (sale proceeds minus carrying value) are recorded in other income and direct loan origination costs and fees are deferred at origination of the loan and are recognized in other income upon sale of the loan.

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

CENTER BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Summary of Significant Accounting Policies  – (continued)

Reserve for Unfunded Commitments

The reserve for unfunded commitments is maintained at a level believed by management to be sufficient to absorb estimated probable losses related to unfunded credit facilities and is included in other liabilities in the consolidated statements of condition. The determination of the adequacy of the reserve is based upon an evaluation of the unfunded credit facilities, including an assessment of historical commitment utilization experience, and credit risk. Net adjustments to the reserve for unfunded commitments are included in other expense. The balance of the reserve for unfunded commitments was $210,000 as of December 31, 2013 and 2012.

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

Mortgage Servicing

The Corporation performs various servicing functions on loans owned by others. A fee, usually based on a percentage of the outstanding principal balance of the loan, is received for those services. At December 31, 2013 and 2012, the Corporation was servicing approximately $8.4 million and $10.2 million, respectively, of loans for others.

The Corporation accounts for its servicing of financial assets in accordance with FASB ASC 860-50. The Corporation originates certain mortgages under plans to sell those loans and service the loans owned by the investor. The Corporation records mortgage servicing rights and the loans based on relative fair values at the date of sale. The balance of mortgage servicing rights at December 31, 2013 and 2012 are immaterial to the Corporation’s consolidated financial statements.

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

As of December 31, 2013 and 2012, the unpaid principal balance of the Corporation’s portfolio of residential mortgage loans sold to Fannie Mae was $8.4 million and $10.2 million, respectively. These loans are generally sold on a non-recourse basis. The agreements under which the Corporation sells residential mortgage loans require the Corporation to deliver various documents to the investor or its document custodian. Although these loans are primarily sold on a non-recourse basis, the Corporation may be obligated to repurchase residential mortgage loans where required documents are not delivered or are defective. Investors may require the immediate repurchase of a mortgage loan when an early payment default discovered in an underwriting review reveals significant underwriting deficiencies, even if the mortgage loan has subsequently been brought current. As of December 31, 2013, there were no pending repurchase requests related to representation and warranty provisions.

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

CENTER BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Summary of Significant Accounting Policies  – (continued)

Earnings per common share have been computed based on the following:

	Years Ended December 31,
	2013	2012	2011
	(In Thousands, Except per Share Amounts)
Net income	$19,925	$17,507	$13,926
Preferred stock dividends and accretion	141	281	820
Net income available to common stockholders	$19,784	$17,226	$13,106
Average number of common shares outstanding	16,349	16,340	16,296
Effect of dilutive options	37	11	19
Average number of common shares outstanding used to calculate diluted earnings per common share	16,386	16,351	16,315
Anti-dilutive common shares outstanding	14	42	79
Earnings per common share:
Basic	$1.21	$1.05	$0.80
Diluted	$1.21	$1.05	$0.80

Treasury Stock

The Parent Corporation, under a stock buyback program last amended in 2008, is authorized to buy back up to 2,039,731 shares of the Parent Corporation’s common stock. Subject to limitations applicable to the Corporation, purchases may be made from time to time as, in the opinion of management, market conditions warrant, in the open market or in privately negotiated transactions. Shares repurchased will be added to the corporate treasury and will be used for future stock dividends and other issuances. As of December 31, 2013, Center Bancorp had 16.4 million shares of common stock outstanding. As of December 31, 2013, the Parent Corporation had purchased 1,386,863 common shares at an average cost per share of $11.44 under the stock buyback program as amended on October 1, 2007 and June 26, 2008. The repurchased shares were recorded as treasury stock, which resulted in a decrease in stockholders’ equity. Treasury stock is recorded using the cost method and accordingly is presented as a reduction of stockholders’ equity. During the years ended December 31, 2013, 2012 and 2011, the Parent Corporation did not purchase any of its shares.

Goodwill

The Corporation adopted the provisions of FASB ASC 350-10 (previously SFAS No. 142, “Goodwill and Other Intangible Assets”), which requires that goodwill be tested for impairment annually, or more frequently if impairment indicators arise for impairment. No impairment charge was deemed necessary for the years ended December 31, 2013, 2012 and 2011.

As provided by ASU 2011-08 management has evaluated and assessed the following events and circumstances relevant to determining whether it is more likely than not that the fair value of the reporting unit exceeds its carrying value:
⋅	Macroeconomic conditions.
⋅	Industry and market conditions.
⋅	Overall financial performance.

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

Disclosure of comprehensive income for the years ended December 31, 2013, 2012 and 2011 is presented in the Consolidated Statements of Comprehensive Income and presented in detail in Note 15 of the Notes to Consolidated Financial Statements.

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

Advertising Costs

The Corporation recognizes its marketing and advertising cost as incurred. Advertising costs were $304,000, $186,000 and $131,000 for the years ended December 31, 2013, 2012 and 2011, respectively.

Reclassifications

Certain reclassifications have been made in the consolidated financial footnotes for 2012 and 2011 to conform to the classifications presented in 2013.

Note 2 — Recent Accounting Pronouncements

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

FASB ASU 2014-04: Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans Upon Foreclosure. EITF Issue 13-E sought to define “in substance repossession or foreclosure” because of the diversity in practice regarding when entities were reclassifying loans receivable to other real estate owned instead of as a loan receivable. The timing of loan reclassifications to OREO may be qualitatively significant to regulators and other financial statement users. “In substance repossession or foreclosure” is clarified by the ASU. A creditor is considered to have received physical possession (resulting from an in substance repossession) of residential real estate property collateralizing a consumer mortgage loan only upon the occurrence of either of the following: a) The creditor obtains legal title to the residential real estate property upon completion of a foreclosure. A creditor may obtain legal title to the residential real estate property even if the borrower has redemption rights that provide the borrower with a legal right for a period of time after a foreclosure to reclaim the real estate property by paying certain amounts specified by law. b) The borrower conveys all interest in the residential real estate property to the creditor to satisfy the loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. The deed in lieu of foreclosure or similar legal agreement is completed when agreed-upon terms and conditions have been satisfied by both the borrower and the creditor. The ASU is effective for fiscal years beginning after December 15, 2014, and interim periods therein. Early adoption is permitted. The Corporation will adopt the methodologies prescribed by this ASU by the date required, and does not anticipate that the ASU will have a material effect on its financial position or results of operations.

CENTER BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 — Cash and Due from Banks

The Bank maintained cash balances reserved to meet regulatory requirements of the Federal Reserve Board of approximately $2,545,000 and $1,337,000 at December 31, 2013 and 2012, respectively.

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

The Corporation has not provided pro forma information for the twelve month periods ended December 31, 2012 as if the asset/liability purchase and assumption of Saddle River had occurred as of January 1, 2012. There is no consistent level base for objective comparison as product balances declined on a steady basis from the agreement date to assumption date and the closing date and accordingly such disclosures are considered impractical. The application of those disclosures would require a significant estimate of amounts, and it is impossible to distinguish objective information about those estimates that both provide evidence of circumstances that existed at the reporting dates, and would have been available when the financial statements for the prior periods were issued.

Certain loans, for which specific credit-related deterioration was identified, are recorded at fair value, reflecting the present value of the amounts expected to be collected. Income recognition on these loans is based on a reasonable expectation of the timing and amount of cash flows to be collected. The timing of the sale of loan collateral was estimated for acquired loans deemed impaired and considered collateral dependent. For these collateral dependent impaired loans, the excess of the future expected cash flow over the present value of the future expected cash flow represents the accretable yield, which will be accreted into interest income over the estimated liquidation period using the effective interest method. The aggregate contractual cash flows less the aggregate expected cash flows result in a credit related non-accretable yield amount or difference. The nonaccretable balance at December 31, 2013 and 2012 was approximately $0 and $71,000, respectively. The following table details the loans that are accounted for in accordance with FASB ASC 310-30 as of August 1, 2012:

(Dollars in thousands)
Contractually required principal and interest at acquisition	$2,101
Contractual cash flows not expected to be collected (nonaccretable difference)	(982)
Expected cash flows at acquisition	1,119
Interest component of expected cash flows (accretable discount)	(161)
Fair value of acquired loans accounted for under FASB ASC 310-30	$958

The following table presents the changes in accretable discount related to purchased-credit-impaired loans:

	December 31,
	2013	2012
	(in thousands)
Accretable discount balance, beginning of period	$130	$—
Additions resulting from acquisition	—	161
Accretion to interest income	(130)	(31)
Accretable discount, end of period	$—	$130

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

CENTER BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 — Investment Securities

The following tables present information related to the Corporation’s portfolio of securities available-for-sale and held-to-maturity at December 31, 2013 and 2012.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	December 31, 2013
	(Dollars in Thousands)
Investment Securities Available-for-Sale:
U.S. Treasury and agency securities	$14,344	$—	$(825)	$13,519
Federal agency obligations	20,567	29	(655)	19,941
Residential mortgage pass-through securities	48,312	791	(229)	48,874
Commercial mortgage pass-through securities	7,145	3	(157)	6,991
Obligations of U.S. states and political subdivisions	30,804	711	(55)	31,460
Trust preferred securities	19,763	150	(510)	19,403
Corporate bonds and notes	154,182	4,930	(482)	158,630
Asset-backed securities	15,733	246	—	15,979
Certificates of deposit	2,250	32	(20)	2,262
Equity securities	376	—	(89)	287
Other securities	5,671	68	(15)	5,724
Total	$319,147	$6,960	$(3,037)	$323,070
Investment Securities Held-to-Maturity:
U.S. Treasury and agency securities	$28,056	$—	$(1,019)	$27,037
Federal agency obligations	15,249	23	(389)	14,883
Residential mortgage-backed securities	2,246	—	(64)	2,182
Commercial mortgage-backed securities	4,417	41	(62)	4,396
Obligations of U.S. states and political subdivisions	127,418	1,303	(3,688)	125,033
Corporate bonds and notes	37,900	149	(622)	37,427
Total	$215,286	$1,516	$(5,844)	$210,958
Total investment securities	$534,433	$8,476	$(8,881)	$534,028

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	December 31, 2012
	(Dollars in Thousands)
Investment Securities Available-for-Sale:
U.S. Treasury and agency securities	$11,870	$62	$(23)	$11,909
Federal agency obligations	20,207	333	(5)	20,535
Residential mortgage pass-through securities	52,400	1,385	(1)	53,784
Commercial mortgage pass-through securities	9,725	244	—	9,969
Obligations of U.S. states and political subdivisions	103,193	4,653	(132)	107,714
Trust preferred securities	22,279	144	(1,174)	21,249
Corporate bonds and notes	228,681	9,095	(371)	237,405
Collateralized mortgage obligations	2,120	—	—	2,120
Asset-backed securities	19,431	311	—	19,742
Certificates of deposit	2,854	21	(10)	2,865
Equity securities	535	—	(210)	325
Other securities	9,145	68	(15)	9,198
Total	$482,440	$16,316	$(1,941)	$496,815
Investment Securities Held-to-Maturity:
Federal agency obligations	$4,178	$79	$—	$4,257
Commercial mortgage-backed securities	5,501	154	(5)	5,650
Obligations of U.S. states and political subdivisions	48,385	4,139	—	52,524
Total	$58,064	$4,372	$(5)	$62,431
Total investment securities	$540,504	$20,688	$(1,946)	$559,246

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

During 2013, the Corporation transferred from its available-for-sale category to its held-to-maturity category $138.3 million of securities. Transfers of securities from the available-for-sale category to the held-to-maturity category are made at fair value at the date of transfer. The unrealized holding gain or loss at the date of transfer remains in accumulated other comprehensive income and in the carrying value of the held-to-maturity investment security. Premiums or discounts on investment securities are amortized or accreted using the effective interest method over the life of the security as an adjustment of yield. Unrealized holding gains or losses that remain in accumulated other comprehensive income are amortized or accreted over the remaining life of the security as an adjustment of yield, offsetting the related amortization of the premium or accretion of the discount.

CENTER BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 — Investment Securities  – (continued)

The following table presents information for investments in securities available-for-sale and held-to-maturity at December 31, 2013, based on scheduled maturities. Actual maturities can be expected to differ from scheduled maturities due to prepayment or early call options of the issuer.

	December 31, 2013
	Amortized Cost	Fair Value
	(Dollars in Thousands)
Investment Securities Available-for-Sale:
Due in one year or less	$9,738	$9,780
Due after one year through five years	63,206	64,802
Due after five years through ten years	123,765	126,024
Due after ten years	60,934	60,588
Residential mortgage pass-through securities	48,312	48,874
Commercial mortgage pass-through securities	7,145	6,991
Equity securities	376	287
Other securities	5,671	5,724
Total	$319,147	$323,070
Investment Securities Held-to-Maturity:
Due in one year or less	$2,061	$2,065
Due after one year through five years	12,547	12,699
Due after five years through ten years	65,692	64,027
Due after ten years	128,323	125,589
Residential mortgage-backed securities	2,246	2,182
Commercial mortgage-backed securities	4,417	4,396
Total	$215,286	$210,958
Total investment securities	$534,433	$534,028

Gross gains and losses from the sales of investment securities for the years ended December 31, 2013, 2012 and 2011 were as follows:

	Years Ended December 31,
(Dollars in Thousands)	2013	2012	2011
Gross gains on sales of investment securities	$2,451	$2,905	$4,045
Gross losses on sales of investment securities	88	23	69
Net gains on sales of investment securities	$2,363	$2,882	$3,976

CENTER BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 — Investment Securities  – (continued)

Other-than-Temporarily Impaired Investments

Summary of Other-than-Temporary Impairment Charges

	Years Ended December 31,
	2013	2012	2011
	(Dollars in Thousands)
One variable rate private label CMO	$—	$484	$18
Pooled trust preferred securities	628	68	—
Principal losses on a variable rate CMO	24	318	324
Total other-than-temporary impairment charges	$652	$870	$342

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

CENTER BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 — Investment Securities  – (continued)

The following table presents detailed information for each trust preferred security held by the Corporation at December 31, 2013, of which all but one has at least one rating below investment grade.

Deal Name	Single Issuer or Pooled	Class/ Tranche	Amortized Cost	Fair Value	Gross Unrealized Gain (Loss)	Lowest Credit Rating Assigned	Number of Banks Currently Performing	Deferrals and Defaults as % of Original Collateral	Expected Deferral/Defaults as % of Remaining Performing Collateral
	(Dollars in Thousands)
Countrywide Capital IV	Single	—	$1,771	$1,772	$1	BB+	1	None	None
Countrywide Capital V	Single	—	2,747	2,784	37	BB+	1	None	None
Countrywide Capital V	Single	—	250	253	3	BB+	1	None	None
Citigroup Cap IX	Single	—	992	999	7	BB+	1	None	None
Citigroup Cap IX	Single	—	1,906	1,927	21	BB+	1	None	None
Citigroup Cap XI	Single	—	246	248	2	BB+	1	None	None
Nationsbank Cap Trust III	Single	—	1,574	1,275	(299)	BB+	1	None	None
Morgan Stanley Cap Trust IV	Single	—	2,500	2,372	(128)	BB+	1	None	None
Morgan Stanley Cap Trust IV	Single	—	1,742	1,659	(83)	BB+	1	None	None
Saturns — GS 2004-04	Single	—	536	536	—	BB+	1	None	None
Goldman Sachs	Single	—	999	1,011	12	BB+	1	None	None
Stifel Financial	Single	—	4,500	4,567	67	BBB-	1	None	None
Total			$19,763	$19,403	$(360)

The Corporation owned one pooled trust preferred security (“Pooled TRUP”), which consists of securities issued by financial institutions and insurance companies and the Corporation held the mezzanine tranche of such securities. Senior tranches generally are protected from defaults by over-collateralization and cash flow default protection provided by subordinated tranches, with senior tranches having the greatest protection and mezzanine tranches subordinated to the senior tranches. The Corporation’s analysis of this Pooled TRUP falls within the scope of EITF 99-20, ASC 320-40 and uses a discounted cash flow model to determine the total OTTI loss. The model considers the structure and term and the financial condition of the underlying issuers. Specifically, the model details interest rates, principal balances of note classes and underlying issuers and the allocation of the payments to the note classes according to a priority of payments specified in the offering circular and indenture. The current estimate of expected cash flows is based on the most recent trustee reports and other relevant market information including announcements of interest payment deferrals or defaults of underlying trust preferred securities. Assumptions used in the model include default rates, default rate timing profile and recovery rates. The Corporation assumes no prepayments as the Pooled TRUP was issued at comparatively tight spreads and as such, there is little incentive, if any, to prepay.

CENTER BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 — Investment Securities  – (continued)

During 2013, the Pooled TRUP, ALESCO VII, incurred its eighteenth interruption of cash flow payments to date. Management determined that an other-than-temporary impairment charge of $628,000 existed on this security for the twelve months ended December 31, 2013, and subsequently sold at its book value in January 2014.

Credit Loss Portion of OTTI Recognized in Earning on Debt Securities

	Years Ended December 31,
	2013	2012	2011
	(Dollars in Thousands)
Balance of credit-related OTTI at January 1,	$4,450	$6,539	$6,197
Addition:
Credit losses for which other-than-temporary impairment was not previously recognized	652	870	342
Reduction:
Credit losses for securities sold during the period	(5,102)	(2,959)	—
Balance of credit-related OTTI at December 31,	$—	$4,450	$6,539

The Corporation held one variable rate private label collateralized mortgage obligation (CMO), which was also evaluated for impairment. The Variable Rate Collateralized Mortgage Obligation was originally issued in 2006 and is 30 year Adjustable Rate Mortgage loan secured by a first lien, fully amortizing one-to-four residential mortgage loans. The tranche purchased was a Super Senior with an original credit rating of AAA/AAA. The top five states geographic concentration comprised in the deal were California 18.2 percent, Arizona 10.5 percent, Virginia 6.1 percent, Florida 6.5 percent and Nevada 6.3 percent. No one state exceeded a 25 percent concentration. These states have been heavily impacted by the financial crises and as such have sustained heavy delinquencies affecting the credit rating of the security. Management had applied aggressive default rates to identify if any credit impairment exists, as these bonds were downgraded to below investment grade. The Corporation recorded $24,000 in principal losses on the bond in 2013, and this security was sold at this book value in January 2013.

CENTER BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 — Investment Securities  – (continued)

Temporarily Impaired Investments

For all other securities, the Corporation does not believe that the unrealized losses, which were comprised of 170 and 49 investment securities as of December 31, 2013 and December 31, 2012, respectively, represent an other-than-temporary impairment. The gross unrealized losses associated with mortgage-backed securities, corporate bonds, asset-backed securities and tax-exempt securities are not considered to be other than temporary because their unrealized losses are related to changes in interest rates and do not affect the expected cash flows of the underlying collateral or issuer.

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

The Corporation evaluates all securities with unrealized losses quarterly to determine whether the loss is other than temporary. Unrealized losses in the mortgage-backed securities category consist primarily of U.S. agency and private issue collateralized mortgage obligations. Unrealized losses in the corporate debt securities category consist of single name corporate trust preferred securities, a pooled trust preferred security and corporate debt securities issued by large financial institutions. The decline in fair value is due in large part to the lack of an active trading market for these securities, changes in market credit spreads and rating agency downgrades. For collateralized mortgage obligations, management reviewed expected cash flows and credit support to determine if it was probable that all principal and interest would be repaid. None of the corporate issuers have defaulted on interest payments. Management concluded that these securities were not other-than-temporarily impaired at December 31, 2013. Future deterioration in the cash flow on collateralized mortgage obligations or the credit quality of these large financial institution issuers of corporate debt securities could result in impairment charges in the future. Obligations of U.S. states and political subdivisions are comprised of intermediate to long-term municipal bonds. A review of the coupon rates and maturity dates validates the unrealized losses due to the changes in interest rates. These bonds were purchased at lower ends of the interest rate cycle and were a part of the Corporation’s overall strategy to use tax-free instruments and to barbell the maturity distribution of bonds. The bonds are conservative in nature and the value decline is related to the changes in interest rates that occurred since the time of purchase and subsequent changes in spreads affecting the market prices. All of the issues carry an A or better underlying credit support and were evaluated on the basis on their underlying fundamentals; included but not limited to annual financial reports, geographic location, population and debt ratios. In certain cases options for calls reduce the effective duration and in turn the future market value fluctuations. All issues are performing and are expected to continue to perform in accordance with their respective contractual terms and conditions. There have not been disruptions of any payments, associated with any of these municipal securities.

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

CENTER BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 — Investment Securities  – (continued)

The following tables indicate gross unrealized losses not recognized in income and fair value, aggregated by investment category and the length of time individual securities have been in a continuous unrealized loss position at December 31, 2013 and 2012:

	December 31, 2013
	Total		Less than 12 Months		12 Months or Longer
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in Thousands)
Investment Securities Available-for-Sale:
U.S. Treasury and agency securities	$13,519	$(825)	$13,519	$(825)	$—	$—
Federal agency obligation	17,200	(655)	17,200	(655)	—	—
Residential mortgage pass-through securities	18,293	(229)	18,293	(229)	—	—
Commercial mortgage pass-through securities	2,924	(157)	2,924	(157)	—	—
Obligations of U.S. states and political subdivisions	4,199	(55)	4,199	(55)	—	—
Trust preferred securities	5,306	(510)	4,031	(211)	1,275	(299)
Corporate bonds and notes	32,498	(482)	30,533	(448)	1,965	(34)
Certificates of deposit	552	(20)	552	(20)	—	—
Equity securities	287	(89)	—	—	287	(89)
Other securities	985	(15)	—	—	985	(15)
Total	95,763	(3,037)	91,251	(2,600)	4,512	(437)
Investment Securities Held-to-Maturity:
U.S. Treasury and agency securities	27,037	(1,019)	27,037	(1,019)	—	—
Federal agency obligation	13,492	(389)	13,197	(388)	295	(1)
Residential mortgage pass-through securities	2,182	(64)	2,182	(64)	—	—
Commercial mortgage-backed securities	1,395	(62)	1,395	(62)	—	—
Obligations of U.S. states and political subdivisions	66,034	(3,688)	57,072	(2,957)	8,962	(731)
Corporate bonds and notes	27,210	(622)	27,210	(622)	—	—
Total	137,350	(5,844)	128,093	(5,112)	9,257	(732)
Total Temporarily Impaired Securities	$233,113	$(8,881)	$219,344	$(7,712)	$13,769	$(1,169)

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

Investment securities having a carrying value of approximately $109.3 million and $96.1 million at December 31, 2013 and 2012, respectively, were pledged to secure public deposits, short-term borrowings, and FHLB advances and for other purposes required or permitted by law.

Note 6 — Loans and the Allowance for Loan Losses

The following table sets forth the composition of the Corporation’s loan portfolio including net deferred fees and costs, at December 31, 2013 and 2012, respectively:

	2013	2012
	(Dollars in Thousands)
Commercial and industrial	$229,688	$181,682
Commercial real estate	536,539	497,392
Construction	42,722	40,277
Residential mortgage	150,571	169,094
Installment	1,084	1,104
Subtotal	960,604	889,549
Net deferred loan costs	339	123
Total loans	$960,943	$889,672

CENTER BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 — Loans and the Allowance for Loan Losses  – (continued)

At December 31, 2013 and 2012, loans to officers and directors aggregated approximately $20,365,000 and $18,977,000, respectively. During the year ended December 31, 2013, the Corporation made new loans to officers and directors in the amount of $11,613,000; payments by such persons during 2013 aggregated $10,225,000. During the year ended December 31, 2012, the Corporation made new loans to officers and directors in the amount of $13,952,000; payments by such persons during 2012 aggregated $5,254,000. On March 30, 2012, the Corporation appointed Frederick S. Fish to the Board of Directors. Mr. Fish had a prior lending relationship with the Bank, the total loan to Mr. Fish of approximately $9,910,000 is included in the amount of new loan to officers and directors.

Management is of the opinion that the above loans were made on the same terms and conditions as those prevailing for comparable transactions with non-related borrowers.

At December 31, 2013 and 2012, loan balances of approximately $564.7 million and $532.8 million were pledged to secure short term borrowings from the Federal Reserve Bank of New York and Federal Home Loan Bank Advances.

At December 31, 2013 and 2012, the net investment in direct financing lease consists of a minimum lease receivable of $4,483,000 and $4,699,000, respectively, and unearned interest income of $733,000 and $928,000, respectively, for a net investment in direct financing lease of $3,750,000 and $3,771,000, respectively. The net investment in direct financing lease is carried as a component of loans in the Corporation’s consolidated statements of condition.

Minimum future lease receipts of the direct financing lease are as follows:

For years ending December 31,	(Dollars in Thousands)
2014	$216
2015	228
2016	265
2017	265
2018	265
Thereafter	2,511
Total minimum future lease receipts	$3,750

The following table presents information about loan receivables on non-accrual status at December 31, 2013 and 2012:

	2013	2012
	(Dollars in Thousands)
Commercial and industrial	$753	$214
Commercial real estate	744	354
Construction	—	319
Residential mortgage	1,640	2,729
Total loans receivable on non-accrual status	$3,137	$3,616

CENTER BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 — Loans and the Allowance for Loan Losses  – (continued)

The Corporation continuously monitors the credit quality of its loans receivable. In addition to the internal staff, the Corporation utilizes the services of a third party loan review firm to rate the credit quality of its loans receivable. Credit quality is monitored by reviewing certain credit quality indicators. Assets classified “Pass” are deemed to possess average to superior credit quality, requiring no more than normal attention. Assets classified as “Special Mention” have generally acceptable credit quality yet possess higher risk characteristics/circumstances than satisfactory assets. Such conditions include strained liquidity, slow pay, stale financial statements, or other conditions that require more stringent attention from the lending staff. These conditions, if not corrected, may weaken the loan quality or inadequately protect the Corporation’s credit position at some future date. Assets are classified “Substandard” if the asset has a well defined weakness that requires management’s attention to a greater degree than for loans classified special mention. Such weakness, if left uncorrected, could possibly result in the compromised ability of the loan to perform to contractual requirements. An asset is classified as “Doubtful” if it is inadequately protected by the net worth and/or paying capacity of the obligor or of the collateral, if any, that secures the obligation. Assets classified as doubtful include assets for which there is a “distinct possibility” that a degree of loss will occur if the inadequacies are not corrected. All loans past due 90 days or more and all impaired loans are included in the appropriate category below. The following table presents information about the loan credit quality at December 31, 2013 and 2012:

Credit Quality Indicators

	December 31, 2013
	(Dollars in Thousands)
	Pass	Special Mention	Substandard	Doubtful	Total
Commercial and industrial	$226,013	$1,719	$1,284	$672	$229,688
Commercial real estate	509,679	14,544	12,316	—	536,539
Construction	41,492	—	1,230	—	42,722
Residential mortgage	147,379	978	2,214	—	150,571
Installment	964	—	120	—	1,084
Total loans	$925,527	$17,241	$17,164	$672	$960,604

Credit Quality Indicators

	December 31, 2012
	(Dollars in Thousands)
	Pass	Special Mention	Substandard	Doubtful	Total
Commercial and industrial	$176,818	$3,281	$1,583	$—	$181,682
Commercial real estate	462,266	18,945	16,181	—	497,392
Construction	38,303	810	1,164	—	40,277
Residential mortgage	163,769	993	4,332	—	169,094
Installment	967	—	137	—	1,104
Total loans	$842,123	$24,029	$23,397	$—	$889,549

CENTER BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 — Loans and the Allowance for Loan Losses  – (continued)

The following table provides an analysis of the impaired loans at December 31, 2013 and 2012:

	December 31, 2013
	(Dollars in Thousands)
No Related Allowance Recorded	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Commercial and industrial	$449	$449	$—	$494	$25
Commercial real estate	10,482	10,783	—	10,658	496
Residential mortgage	1,858	2,000	—	1,892	94
Installment	120	120	—	128	6
Total	$12,909	$13,352	$—	$13,172	$621

With An Allowance Recorded	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Commercial and industrial	$672	$672	$300	$687	$43
Commercial real estate	4,344	4,344	115	4,359	200
Total	$5,016	$5,016	$415	$5,046	$243
Total
Commercial and industrial	$1,121	$1,121	$300	$1,181	$68
Commercial real estate	14,826	15,127	115	15,017	696
Residential mortgage	1,858	2,000	—	1,892	94
Installment	120	120	—	128	6
Total (including related allowance)	$17,925	$18,368	$415	$18,218	$864

	December 31, 2012
	(Dollars in Thousands)
No Related Allowance Recorded	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Commercial and industrial	$731	$731	$—	$834	$46
Commercial real estate	5,886	6,187	—	6,182	349
Construction	3,600	3,600	—	3,600	92
Residential mortgage	422	422	—	439	22
Total	$10,639	$10,940	$—	$11,055	$509

With An Allowance Recorded	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Commercial real estate	$4,180	$4,180	$493	$4,179	$138
Residential mortgage	1,255	1,255	152	1,289	40
Total	$5,435	$5,435	$645	$5,468	$178
Total
Commercial and industrial	$731	$731	$—	$834	$46
Commercial real estate	10,066	10,367	493	10,361	487
Construction	3,600	3,600	—	3,600	92
Residential mortgage	1,677	1,677	152	1,728	62
Total (including related allowance)	$16,074	$16,375	$645	$16,523	$687

CENTER BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 — Loans and the Allowance for Loan Losses  – (continued)

Loans are considered to have been modified in a troubled debt restructuring when due to a borrower’s financial difficulties, the Corporation makes certain concessions to the borrower that it would not otherwise consider. Modifications may include interest rate reductions, principal or interest forgiveness, forbearance, and other actions intended to minimize economic loss and to avoid foreclosure or repossession of collateral. Generally, a non-accrual loan that has been modified in a troubled debt restructuring remains on non-accrual status for a period of six months to demonstrate that the borrower is able to meet the terms of the modified loan. However, performance prior to the modification, or significant events that coincide with the modification, are included in assessing whether the borrower can meet the new terms and may result in the loan being returned to accrual status at the time of loan modification or after a shorter performance period. If the borrower’s ability to meet the revised payment schedule is uncertain, the loan remains on non-accrual status. Included in impaired loans at December 31, 2013 are loans that are deemed troubled debt restructurings. Of these loans, $5.7 million or 87.4% at December 31,2013 and $6.2 million or 91.0% at December 31,2012, of which are included in the tables above, are performing under the restructured terms and are accruing interest.

CENTER BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 — Loans and the Allowance for Loan Losses  – (continued)

The following table provides an analysis of the aging of loans, excluding deferred fees and costs, that are past due at December 31, 2013 and 2012:

Aging Analysis

	December 31, 2013
	(Dollars in Thousands)
	30 – 59 Days Past Due	60 – 89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Loans Receivable > 90 Days And Accruing
Commercial and Industrial	$18	$—	$753	$771	$228,917	$229,688	$—
Commercial Real Estate	221	—	744	965	535,574	536,539	—
Construction	—	—	—	—	42,722	42,722	—
Residential Mortgage	990	258	1,640	2,888	147,683	150,571	—
Installment	5	—	—	5	1,079	1,084	—
Total	$1,234	$258	$3,137	$4,629	$955,975	$960,604	$—

Aging Analysis

	December 31, 2012
	(Dollars in Thousands)
	30 – 59 Days Past Due	60 – 89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Loans Receivable > 90 Days And Accruing
Commercial and Industrial	$590	$—	216	806	$180,876	$181,682	$—
Commercial Real Estate	1,012	703	354	2,069	495,323	497,392	—
Construction	—	—	319	319	39,958	40,277	—
Residential Mortgage	2,017	628	2,784	5,429	163,665	169,094	55
Installment	23	—	—	23	1,081	1,104	—
Total	$3,642	$1,331	$3,673	$8,646	$880,903	$889,549	$55

CENTER BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 — Loans and the Allowance for Loan Losses  – (continued)

The following table details the amount of loans receivable that are evaluated individually, and collectively, for impairment, and the related portion of the allowance for loan loss that is allocated to each loan portfolio segment:

Allowance for loan and lease losses

	December 31, 2013 (Dollars in Thousands)
	C & I	Comm R/E	Construction	Res Mtge	Installment	Unallocated	Total
Allowance for loan and lease losses:
Individually evaluated for impairment	$300	$115	$—	$—	$—	$—	$415
Collectively evaluated for impairment	1,398	5,631	362	990	146	1,391	9,918
Total	$1,698	$5,746	$362	$990	$146	$1,391	$10,333
Loans Receivable
Individually evaluated for impairment	$1,121	$14,826	$—	$1,858	$120	$—	$17,925
Collectively evaluated for impairment	226,450	505,361	41,493	135,031	839	—	909,174
Loans acquired with discounts related to credit quality	2,117	16,352	1,229	13,682	125	—	33,505
Total	$229,688	$536,539	$42,722	$150,571	$1,084	$—	$960,604

Allowance for loan and lease losses

	December 31, 2012 (Dollars in Thousands)
	C & I	Comm R/E	Construction	Res Mtge	Installment	Unallocated	Total
Allowance for loan and lease losses:
Individually evaluated for impairment	$—	$493	$—	$152	$—	$—	$645
Collectively evaluated for impairment	2,419	4,719	313	1,376	114	651	9,592
Total	$2,419	$5,212	$313	$1,528	$114	$651	$10,237
Loans Receivable
Individually evaluated for impairment	$731	$10,066	$3,600	$1,677	$—	$—	$16,074
Collectively evaluated for impairment	176,913	466,411	34,572	146,508	973	—	825,377
Loans acquired with discounts related to credit quality	4,038	20,915	2,105	20,909	131	—	48,098
Total	$181,682	$497,392	$40,277	$169,094	$1,104	$—	$889,549

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

CENTER BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 — Loans and the Allowance for Loan Losses  – (continued)

A summary of the activity in the allowance for loan losses is as follows:

	Year Ended December 31, 2013
	(Dollars in thousands)
	C & I	Comm R/E	Construction	Res Mtg	Installment	Unallocated	Total
Balance at January 1,	$2,424	$5,323	$313	$1,532	$113	$532	$10,237
Loans charged-off	(6)	(126)	—	(175)	(22)	—	(329)
Recoveries	41	28	—	—	6	—	75
Provision for loan losses	(761)	521	49	(367)	49	859	350
Balance at December 31,	$1,698	$5,746	$362	$990	$146	$1,391	$10,333

	Year Ended December 31, 2012
	(Dollars in thousands)
	C & I	Comm R/E	Construction	Res Mtg	Installment	Unallocated	Total
Balance at January 1,	$1,527	$5,972	$707	$1,263	$51	$82	$9,602
Loans charged-off	—	(57)	—	(454)	(16)	—	(527)
Recoveries	—	80	540	210	7	—	837
Provision for loan losses	892	(783)	(934)	509	72	569	325
Balance at December 31,	$2,419	$5,212	$313	$1,528	$114	$651	$10,237

	For the Year Ended December 31,
	2013	2012	2011
	(Dollars in Thousands)
Balance at the beginning of year	$10,237	$9,602	$8,867
Provision for loan losses	350	325	2,448
Loans charged-off	(329)	(527)	(2,028)
Recoveries on loans previously charged-off	75	837	315
Balance at the end of year	$10,333	$10,237	$9,602

The amount of interest income that would have been recorded on non-accrual loans in 2013, 2012 and 2011 had payments remained in accordance with the original contractual terms was $104,000, $187,000 and $378,000, respectively.

At December 31, 2013, there were no commitments to lend additional funds to borrowers whose loans were non-accrual or contractually past due in excess of 90 days and still accruing interest, or whose terms have been modified in troubled debt restructurings.

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

CENTER BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 — Loans and the Allowance for Loan Losses  – (continued)

The following tables present information about the troubled debt restructurings (TDRs) by class transacted during the period indicated:

Year Ended December 31, 2013
	Number of Loans	Pre-restructuring Outstanding Recorded Investment	Post-restructuring Outstanding Recorded Investment
(Dollars in Thousands)
Troubled debt restructurings:
Commercial Real Estate	—	$—	$—
Residential Mortgage	—	—	—
Installment	—	—	—
Total	—	$—	$—

	Year Ended December 31, 2012
	Number of Loans	Pre-restructuring Outstanding Recorded Investment	Post-restructuring Outstanding Recorded Investment
	(Dollars in Thousands)
Troubled debt restructurings:
Commercial Real Estate	1	$225	$225
Residential Mortgage	1	714	675
Installment	1	1,354	1,354
Total	3	$2,293	$2,254

The Corporation had no loans charged off in connection with loan modifications at the time of the modification during the twelve months ended December 31, 2013 and 2012.

 The Corporation had no loan modified as a TDR within the previous twelve months that subsequently defaulted during the twelve months ended December 31, 2013. The Corporation had one loan that defaulted during the twelve months ended December 31, 2012 that had previously been modified as a TDR within the previous twelve months.

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

Loans modified in a troubled debt restructuring totaled $6.6 million at December 31, 2013 of which $826,000 were on non-accrual status. The remaining loans modified were current at the time of the restructuring and have complied with the terms of their restructure agreement.

In an effort to proactively manage delinquent loans, the Corporation has selectively extended to certain borrowers concessions such as rate reductions, extension of maturity dates, principal or interest forgiveness, adjusted repayment terms, forbearance agreements, or combinations of two or more of these concessions. As of December 31, 2013, loans on which concessions were made with respect to adjusted repayment terms amounted to $1.5 million. Loans on which combinations of two or more concessions were made amounted to $5.1 million. The concessions granted included principal concessions, rate reduction, adjusted repayment, extended maturity and payment deferral.

CENTER BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 — Premises and Equipment

Premises and equipment are summarized as follows:

	Estimated
	Useful Life
	(Years)	2013	2012
	(Dollars in Thousands)
Land	—	$2,403	$2,403
Buildings	5 – 40	13,675	13,434
Furniture, fixtures and equipment	2 – 20	17,604	17,226
Leasehold improvements	5 – 30	3,184	2,900
Subtotal		36,866	35,963
Less: accumulated depreciation and amortization		23,185	22,400
Total premises and equipment, net		$13,681	$13,563

Depreciation and amortization expense of premises and equipment for the three years ended December 31, amounted to $855,000 in 2013, $868,000 in 2012 and $926,000 in 2011.

Note 8 — Goodwill and Other Intangible Assets

A goodwill impairment test is required under ASC 350, Intangibles – Goodwill and Other, and the FASB issued ASU No. 2011-08, “Testing Goodwill for Impairment,” allowing an initial qualitative assessment of goodwill commonly known as step zero impairment testing. In general, the step zero test allows an entity to first assess qualitative factors to determine whether it is more likely than not (i.e., more than 50%) that the fair value of a reporting unit is less than its carrying value. If a step zero impairment test results in the conclusion that it is more likely than not that the fair value of the reporting unit exceeds its carrying value, then no further testing is required.

While step zero impairment testing is an assessment of qualitative factors that affect the likelihood of impairment. Based upon management’s review, the Corporation’s intangible assets were not impaired and there has been no impairment through December 31, 2013. Management concludes that the ASC 350 goodwill step zero test has been passed, and no further testing is required.

Goodwill

Goodwill allocated to the Corporation as of December 31, 2013 and 2012 was $16,804,000. There were no changes in the carrying amount of goodwill during the fiscal years ended December 31, 2013 and 2012.

The table below provides information regarding the carrying amounts and accumulated amortization of amortized intangible assets as of the dates set forth below.

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Dollars in Thousands)
As of December 31, 2013:
Core deposits	$703	$(679)	$24
Total intangible assets	703	(679)	24
As of December 31, 2012:
Core deposits	$703	$(649)	$54
Total intangible assets	703	(649)	54

The current year and estimated future amortization expense for amortized intangible assets was $30,000 for 2013 and $19,000, and $5,000, respectively, for 2014 and 2015.

CENTER BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 — Deposits

Time Deposits

As of December 31, 2013 and 2012, the Corporation's total time deposits were $152.0 million and $170.9 million, respectively. As of December 31, 2013, the contractual maturities of these time deposits were as follows:

(dollars in thousands)	Amount
2014	$102,106
2015	25,672
2016	19,765
2017	4,376
2018	34
Thereafter	—
Total	$151,953

The amount of time deposits with balances of $100,000 or more was $99.4 million and $110.8 million as of December 31, 2013 and 2012, respectively. As of December 31, 2013, the contractual maturities of these time deposits were as follows:

(dollars in thousands)	Amount
Three Months or Less	$15,301
Over Three Months through Six Months	28,401
Over Six Months through Twelve Months	18,771
Over Twelve Months	36,971
Total	$99,444

Note 10 — Borrowed Funds:

Long-term borrowings at December 31, 2013 and 2012 consisted of the following:

	2013	2012
	(Dollars in Thousands)
FHLB long-term advances	$115,000	$115,000
Securities sold under agreements to repurchase	31,000	31,000
Total long-term borrowings	$146,000	$146,000

Securities sold under agreements to repurchase had average balances of $31.0 million and $38.2 million for the years ended December 31, 2013 and 2012, respectively. The maximum amount outstanding at any month end during 2013 and 2012 was $31.0 million and $41.0 million, respectively. The average interest rate paid on securities sold under agreements to repurchase were 5.99 percent, 5.54 percent and 3.39 percent for the years ended December 31, 2013, 2012 and 2011, respectively.

CENTER BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10 — Borrowed Funds:  – (continued)

The weighted average interest rates on long term borrowings at December 31, 2013 and 2012 were 3.82 percent and 3.97 percent, respectively. The maximum amount outstanding at any month-end during 2013 and 2012 was $161.0 million. The average interest rates paid on Federal Home Loan Bank advances were 3.46 percent and 3.51 percent for the years ended December 31, 2013 and 2012, respectively. The maximum borrowing capacity with the Federal Home Loan Bank is limited to 25 percent of the Corporation’s total assets.

At December 31, 2013 and 2012, advances from the Federal Home Loan Bank of New York (“FHLB”) amounted to $115.0 million. The FHLB advances had a weighted average interest rate of 3.26 percent and 3.44 percent at December 31, 2013 and 2012, respectively. These advances are secured by pledges of FHLB stock, 1 – 4 family residential mortgages, commercial real estate mortgages and U.S. Government and Federal Agency obligations. The advances are subject to quarterly call provisions at the discretion of the FHLB and at December 31, 2013 and 2012, are contractually scheduled for repayment as follows:

	2013	2012

	(Dollars in Thousands)
2016	$—	$20,000
2017	35,000	55,000
2018	40,000	40,000
2020	40,000	—
Total	$115,000	$115,000

The securities sold under repurchase agreements to other counterparties included in long-term debt totaled $31.0 million at December 31, 2013 and 2012. The weighted average rates were 5.90 percent at December 31, 2013 and 2012. The schedule for contractual repayment is as follows:

	2013	2012
	(Dollars in Thousands)
2017	$15,000	$15,000
2018	16,000	16,000
Total	$31,000	$31,000

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

CENTER BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11 — Subordinated Debentures:  – (continued)

The following table summarizes the mandatory redeemable trust preferred securities of the Corporation’s Statutory Trust II at December 31, 2013 and 2012.

Issuance Date	Securities Issued	Liquidation Value	Coupon Rate	Maturity	Redeemable by Issuer Beginning
12/19/2003	$5,000,000	$1,000 per Capital Security	Floating 3-month LIBOR + 285 Basis Points	01/23/2034	01/23/2009
Note 12 — Income Taxes

The current and deferred amounts of income tax expense for the years ended December 31, 2013, 2012 and 2011, respectively, are as follows:

	2013	2012	2011
	(Dollars in Thousands)
Current:
Federal	$5,658	$5,506	$3,818
State	87	259	187
Subtotal	5,745	5,765	4,005
Deferred:
Federal	1,906	1,085	2,157
State	(167)	827	1,249
Subtotal	1,739	1,912	3,406
Income tax expense	$7,484	$7,677	$7,411

Reconciliation between the amount of reported income tax expense and the amount computed by applying the statutory Federal income tax rate is as follows:

	2013	2012	2011
	(Dollars in Thousands)
Income before income tax expense	$27,409	$25,184	$21,337
Federal statutory rate	35%	35%	35%
Computed “expected” Federal income tax expense	9,593	8,814	7,468
State tax, net of Federal tax benefit	(53)	706	933
Bank owned life insurance	(477)	(356)	(363)
Tax-exempt interest and dividends	(1,645)	(1,228)	(595)
Bargain gain on Saddle River Valley Bank acquisition	—	(314)	—
Other, net	66	55	(32)
Income tax	$7,484	$7,677	$7,411

CENTER BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12 — Income Taxes  – (continued)

The tax effects of temporary differences that give rise to significant portions of the deferred tax asset and deferred tax liability at December 31, 2013 and 2012 are presented in the following table:

	2013	2012
	(Dollars in Thousands)
Deferred tax assets:
Impaired assets	$1,221	$1,967
Allowance for loan losses	4,118	4,040
Employee benefit plans	—	64
Pension actuarial losses	2,206	2,473
Other	466	454
NJ NOL	399	—
NJ AMA credits	137	131
Total deferred tax assets	$8,547	$9,129
Deferred tax liabilities:
Employee benefit plans	$1,281	$—
Depreciation	416	294
Market discount accretion	200	148
Deferred loan costs, net of fees	385	330
Purchase accounting	522	608
Unrealized gains on securities available-for-sale	547	5,675
Total deferred tax liabilities	3,351	7,055
Net deferred tax asset	$5,196	$2,074

Based on the Corporation’s historical and current taxable income and the projected future taxable income, management believes it is more likely than not that the Corporation will realize the benefit of the net deductible temporary differences existing at December 31, 2013 and 2012, respectively.

At December 31, 2013, the Corporation has approximately $6.8 million state income tax loss carry forwards which expire in 2033.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, the projected future taxable income, and tax planning strategies in making this assessment. During 2013 and 2012, based on the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, the Corporation believes the net deferred tax assets are more likely than not to be realized.

The Corporation’s federal income tax returns are open and subject to examination from the 2010 tax return year and forward. The Corporation’s state income tax returns are generally open from the 2009 and later tax return years based on individual state statutes of limitations.

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

The following table provides a summary of financial instruments with off-balance sheet risk at December 31, 2013 and 2012:

	2013	2012
	(Dollars in Thousands)
Commitments under commercial loans and lines of credit	$109,661	$129,797
Home equity and other revolving lines of credit	41,836	46,795
Outstanding commercial mortgage loan commitments	48,129	30,955
Standby letters of credit	9,655	1,700
Performance letters of credit	21,844	27,743
Outstanding residential mortgage loan commitments	1,858	2,207
Overdraft protection lines	5,273	5,666
Total	$238,256	$244,863

Occupancy and equipment expense includes rentals for premises and equipment of $1,094,000 in 2013, $805,000 in 2012 and $710,000 in 2011. At December 31, 2013, the Corporation was obligated under a number of non-cancelable leases for premises and equipment, many of which provide for increased rentals based upon increases in real estate taxes and the cost of living index. These leases, most of which have renewal provisions, are principally operating leases. Minimum rentals under the terms of these leases for the years 2014 through 2018 are $920,000, $932,000, $803,000, $796,000 and $803,000, respectively. Minimum rentals due 2019 and after are $7,289,000.

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

Federal Deposit Insurance Corporation (“FDIC”) and the Board of Governors of the Federal Reserve System (“FRB”) regulations require banks to maintain minimum levels of regulatory capital. Under the regulations in effect at December 31, 2013 (but subject to the enhanced requirement described below), the Bank was required to maintain (i) a minimum leverage ratio of Tier I capital to total adjusted assets of 4.00 percent, and (ii) minimum ratios of Tier I and total capital to risk-weighted assets of 4.00 percent and 8.00 percent, respectively.

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

At December 31, 2013, management believes that the Bank and the Parent Corporation met all capital adequacy requirements to which they are subject.

The following is a summary of the Bank’s and the Parent Corporation’s actual capital amounts and ratios as of December 31, 2013 and 2012, compared to the FRB and FDIC minimum capital adequacy requirements and the FRB and FDIC requirements for classification as a well-capitalized institution.

CENTER BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14 — Stockholders’ Equity and Regulatory Requirements  – (continued)

	Union Center National Bank		Minimum Capital Adequacy		For Classification Under Corrective Action Plan as Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
December 31, 2013 Leverage (Tier 1) capital	$159,431	9.69%	$65,813	4.00%	$82,266	5.00%
Risk-Based Capital:
Tier 1	$159,431	12.10%	$52,704	4.00%	$79,057	6.00%
Total	169,974	12.91%	105,329	8.00%	131,661	10.00%
December 31, 2012 Leverage (Tier 1) capital	$143,294	8.99%	$63,757	4.00%	$79,696	5.00%
Risk-Based Capital:
Tier 1	$143,294	11.35%	$50,500	4.00%	$75,750	6.00%
Total	153,776	12.18%	101,002	8.00%	126,253	10.00%

	Parent Corporation		Minimum Capital Adequacy		For Classification as Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount		Ratio
	(Dollars in Thousands)
December 31, 2013 Leverage (Tier 1) capital	$159,316	9.69%	$65,765	4.00%	$	N/A	N/A	%
Risk-Based Capital:
Tier 1	$159,316	12.10%	$52,666	4.00%	$	N/A	N/A	%
Total	169,894	12.90%	105,361	8.00%		N/A	N/A
December 31, 2012 Leverage (Tier 1) capital	$143,824	9.02%	$63,780	4.00%	$	N/A	N/A	%
Risk-Based Capital:
Tier 1	$143,824	11.39%	$50,509	4.00%	$	N/A	N/A	%
Total	154,271	12.22%	100,996	8.00%		N/A	N/A

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

				Affected Line Item in the
Details about Accumulated Other	Amounts Reclassified from Accumulated			Statement Where Net Income is
Comprehensive Income Components	Other Comprehensive Income			Presented
	Twelve Months Ended
	December 31,
(Dollars in thousands)	2013	2012	2011
OTTI losses	$(652)	$(870)	$(342)	Net investment securities gains
	178	265	119	Tax benefit
	(474)	(605)	(223)	Net of tax
Sale of investment securities available-for-sale	2,363	2,882	3,976	Net investment securities gains
	(645)	(879)	(1,380)	Tax expense
	1,718	2,003	2,596	Net of tax
Amortization of unrealized holding gains on securities transferred from available-for-sale to held-to-maturity	58	2	46	Interest income
	(19)	(1)	(28)	Tax expense
	39	1	18	Net of tax
Pension plan actuarial (gains) losses	(654)	790	1,649	Before tax
	267	(323)	(584)	Tax benefit (expense)
	(387)	467	1,065	Net of tax
Total reclassification	$896	$1,866	$3,456	Net of tax

Accumulated other comprehensive income (loss) at December 31, 2013 and 2012 consisted of the following:

	2013	2012
	(Dollars in Thousands)
Investment securities available for sale, net of tax	$2,374	$8,781
Unamortized component of securities transferred from available-for-sale to held-to-maturity, net of tax	(1,425)	162
Defined benefit pension and post-retirement plans, net of tax	(3,493)	(3,880)
Total	$(2,544)	$5,063

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

The following table sets forth changes in projected benefit obligation, changes in fair value of plan assets, funded status, and amounts recognized in the consolidated statements of condition for the Corporation’s pension plans at December 31, 2013 and 2012.

	2013	2012
	(Dollars in Thousands)
Change in Benefit Obligation:
Projected benefit obligation at beginning of year	$13,533	$12,345
Interest cost	529	555
Actuarial loss	255	1,389
Benefits paid	(748)	(756)
Projected benefit obligation at end of year	$13,569	$13,533
Change in Plan Assets:
Fair value of plan assets at beginning year	$7,034	$6,762
Actual return on plan assets	1,040	681
Employer contributions	3,700	347
Benefits paid	(748)	(756)
Fair value of plan assets at end of year	$11,026	$7,034
Funded status	$(2,543)	$(6,499)

Amounts related to unrecognized actuarial losses for the plan, on a pre-tax basis, that have been recognized in accumulated other comprehensive loss amounted to $5,699,000 and $6,354,000 at December 31, 2013 and 2012, respectively.

CENTER BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16 — Pension and Other Benefits  – (continued)

The net periodic pension cost for 2013, 2012 and 2011 includes the following components:

	2013	2012	2011
	(Dollars in Thousands)
Interest cost	$529	$555	$589
Expected return on plan assets	(488)	(377)	(381)
Net amortization	375	294	179
Net periodic pension expense	$416	$472	$387

The following table presents the assumptions used to calculate the projected benefit obligation in each of the last three years.

	2013	2012	2011
Discount rate	4.84%	4.03%	4.64%
Rate of compensation increase	N/A	N/A	N/A
Expected long-term rate of return on plan assets	5.50%	5.50%	5.50%

The following information is provided for the year ended December 31:

	2013	2012	2011
	(Dollars in Thousands)
Weighted average assumptions used to determine net periodic benefit cost for years ended December 31
Discount rate	4.03%	4.64%	5.25%
Expected long-term return on plan assets	5.50%	5.50%	5.50%
Rate of compensation increase	N/A	N/A	N/A

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

Plan Assets

The Union Center National Bank Pension Trust’s weighted-average asset allocation at December 31, 2013, 2012 and 2011, by asset category, is as follows:

Asset Category	2013	2012	2011
Equity securities (domestic and international)	53%	60%	47%
Debt and/or fixed income securities	39%	39%	41%
Alternative investments, including commodities, foreign currency and real estate	—%	1%	4%
Cash and other alternative investments, including hedge funds, equity structured notes	8%	—%	8%
Total	100%	100%	100%

CENTER BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16 — Pension and Other Benefits  – (continued)

The general investment policy of the Pension Trust is for the fund to experience growth in assets that will allow the market value to exceed the value of benefit obligations over time. Appropriate diversification on a total fund basis is achieved by following an allowable range of commitment within asset category, as follows:

	Range	Target
Equity securities	42 – 48%	45%
Debt and/or fixed income securities	37 – 43%	40%
International equity	12 – 18%	15%
Short term	N/A	N/A
Other	N/A	N/A

The fair values of the Corporation’s pension plan assets at December 31, 2013 and 2012, by asset category, are as follows:

	December 31, 2013	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in Thousands)
Cash	$865	$865	$—	$—
Equity securities:
U.S. companies	4,310	4,310	—	—
International companies	1,495	1,495	—	—
Debt and/or fixed income securities	4,356	4,356	—	—
Total	$11,026	$11,026	$—	$—

	December 31, 2012	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in Thousands)
Cash	$42	$42	$—	$—
Equity securities:
U.S. companies	3,154	3,154	—	—
International companies	1,051	1,051	—	—
Debt and/or fixed income securities	2,787	2,787	—	—
Total	$7,034	$7,034	$—	$—

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

Cash Flows

Contributions

The Bank expects to contribute $400,000 to its Pension Trust in 2014.

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

The Moving Ahead for Progress in the 21st Century Act which was enacted on July 6, 2012 contained special rules related to funding stabilization for single employer defined benefit plans. Under these provisions, the interest rates used to calculate the plan’s funding percentages and minimum required contribution are adjusted as necessary to fall within a specified range that is determined based on an average of rates for the 25 year period ending on September 30 of the calendar year preceding the first day of the Plan year. For Plan years beginning in 2013, the range is 85% - 115% of the 25 year average. The application of the adjusted rates produced a 2013 required minimum contribution to the Plan to approximately $400,000. However, a decision was made to contribute a total of $3,700,000 for the 2013 plan year in order to make significant progress toward fully funding Plan liabilities and that amount has been contributed for the 2013 Plan Year.

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid in each year 2014, 2015, 2016, 2017, 2018 and years 2019-2023, respectively: $761,489, $762,957, $765,263, $747,835, $743,646 and $3,882,812.

401(k) Benefit Plan

The Corporation maintains a 401(k) employee savings plan to provide for defined contributions which covers substantially all employees of the Corporation. Prior to 2013, the Corporation’s contribution to its 401(k) plan provided a dollar-for-dollar matching contribution up to six percent of salary deferrals for the periods presented. Beginning with the 2013 Plan Year, the Plan was amended to provide for a 3% non-elective safe harbor contribution for all participants. For 2013, 2012 and 2011, employer contributions amounted to $265,000, $405,000 and $358,000, respectively.

CENTER BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17 — Stock Based Compensation

Stock Option Plans

At December 31, 2013, the Corporation maintained two stock-based compensation plans from which new grants could be issued. The 2009 Equity Incentive Plan permits the grant of “incentive stock options” as defined under the Internal Revenue Code, non-qualified stock options, restricted stock awards and restricted stock unit awards to employees, including officers, and consultants of the Corporation and its subsidiaries. The 2003 Non-Employee Director Stock Option Plan permits the grant of non-qualified stock options to the Corporation’s non-employee directors. An aggregate of 363,081 shares remain available for grant under the 2009 Equity Incentive Plan and an aggregate of 406,527 shares remain available for grant under the 2003 Non-Employee Director Stock Option Plan. Such shares may be treasury shares, newly issued shares or a combination thereof.

Options have been granted to purchase common stock principally at the fair market value of the stock at the date of grant. Options vest over a three year vesting period starting one year after the date of grant and generally expire ten years from the date of grant.

The total compensation expense related to these plans was $59,000, $39,000 and $35,000 for the years ended December 31, 2013, 2012 and 2011, respectively.

As a result of the compensation expense related to stock options: (i) for the year ended December 31, 2013, the Corporation’s income before income taxes and net income was reduced by $59,000 and $35,000, respectively; (ii) for the year ended December 31, 2012, the Corporation’s income before income taxes and net income was reduced by $39,000 and $23,000, respectively; and (iii) for the year ended December 31, 2011, the Corporation’s income before income taxes and net income was reduced by $35,000 and $21,000, respectively.

Under the principal option plans, the Corporation may grant restricted stock awards to certain employees. Restricted stock awards are non-vested stock awards. Restricted stock awards are independent of option grants and are generally subject to forfeiture if employment terminates prior to the release of the restrictions. Such awards generally vest during a period specified at the date of grant. During that period, ownership of the shares cannot be transferred. Restricted stock has the same cash dividend and voting rights as other common stock and is considered to be currently issued and outstanding. The Corporation expenses the cost of the restricted stock awards, which is determined to be the fair market value of the shares at the date of grant, ratably over the period during which the restrictions lapse. During 2013, 18,829 shares were awarded while in 2012, 2,125 shares were awarded. During 2011, 2,780 shares were awarded. 2013 shares were issued from treasury stock, while 2012 and 2011 shares were purchased in the open market. The amount of compensation cost related to restricted stock awards included in salary expense was $24,000, $25,000 and $25,000 in 2013, 2012 and 2011, respectively. As of December 31, 2013, all shares relating to 2012 and 2011 restricted stock awards were vested.

Options covering 41,639 shares were granted on August 27 and March 1, 2013, while 27,784 and 27,784 shares were granted on March 1, 2012 and March 1, 2011, respectively. The fair value of share-based payment awards was estimated using the Black-Scholes option pricing model with the following assumptions and weighted average fair values:

	2013	2012	2011
Weighted average fair value of grants	$2.50 – 5.87	$2.03	$1.89
Risk-free interest rate	1.86 – 2.29%	2.03%	2.19%
Dividend yield	1.76 – 2.11%	1.24%	1.32%
Expected volatility	23.21 – 33.74%	22.04%	22.25%
Expected life in months	69 – 90	68	65

CENTER BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17 — Stock Based Compensation  – (continued)

Option activity under the principal option plans as of December 31, 2013 and changes during the twelve months ended December 31, 2013 were as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2012	183,574	$10.04
Granted	41,639	12.95
Exercised	(2,268)	9.14
Forfeited/cancelled/expired	(34,565)	10.81
Outstanding at December 31, 2013	188,380	$10.55	5.99	$1,546,129
Exercisable at December 31, 2013	113,751	$10.14	4.40	$980,102

The aggregate intrinsic value of options above represents the total pre-tax intrinsic value (the difference between the Corporation’s closing stock price on the last trading day of 2013 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2013. This amount changes based on the fair market value of the Parent Corporation’s stock.

As of December 31, 2013, $266,000 of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 3.9 years. Changes in options outstanding during the past three years were as follows:

Stock Option Plan	Shares	Exercise Price Range per Share
Outstanding, December 31, 2010 (138,898 shares exercisable)	198,946	$7.67 to $15.73
Granted during 2011	27,784	$9.11
Exercised during 2011	(42,495)	$7.71
Expired or canceled during 2011	(12,857)	$10.50 to $15.73
Outstanding, December 31, 2011 (105,388 shares exercisable)	171,378	$7.67 to $15.73
Granted during 2012	27,784	$9.64
Exercised during 2012	(15,588)	$7.67 to $10.50
Expired or canceled during 2012	—	$0.00
Outstanding, December 31, 2012 (117,111 shares exercisable)	183,574	$7.67 to $15.73
Granted during 2013	41,639	$12.52 to $14.24
Exercised during 2013	(2,268)	$7.67 to $10.66
Expired or canceled or forfeited during 2013	(34,565)	$7.67 to $15.73
Outstanding, December 31, 2013 (113,751 shares exercisable)	188,380	$7.67 to $15.73

Under the Director Stock Option Plan, there were stock options granted with a weighted average fair value of 31,257 and $2.50, 27,784 and $2.03 and 27,784 and $1.89 during the years ended December 31, 2013, 2012 and 2011, respectively. There were 18,829, 2,125 and 2,780 restricted stock awards granted under the Employee Stock Incentive Plan during the years ended December 31, 2013, 2012 and 2011, respectively. In addition, during 2013 10,382 stock options with a weighted average fair value of $5.87 were granted under the Employee Stock Incentive Plan.

CENTER BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 18 — Dividends and Other Restrictions

Certain restrictions, including capital requirements, exist on the availability of undistributed net profits of the Bank for the future payment of dividends to the Parent Corporation. A dividend may not be paid if it would impair the capital of the Bank. Furthermore, prior approval by the OCC is required if the total of dividends declared in a calendar year exceeds the total of the Bank’s net profits for that year combined with the retained profits for the two preceding years. At December 31, 2013, approximately $45.1 million was available for payment of dividends based on the preceding guidelines.

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

FASB ASC 820-10-05 establishes a fair value hierarchy that prioritizes the inputs to valuation methods used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy under FASB ASC 820-10-05 are as follows:

⋅	Level 1: Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

⋅
Level 2:   Quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

⋅	Level 3: Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (for example, supported with little or no market activity).

An asset’s or liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

CENTER BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 19 — Fair Value Measurements and Fair Value of Financial Instruments  – (continued)

The following information should not be interpreted as an estimate of the fair value of the entire Corporation since a fair value calculation is only provided for a limited portion of the Corporation’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Corporation’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Corporation’s assets measured at fair value on a recurring basis at December 31, 2013 and December 31, 2012:

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

Since June 30, 2008, the market for these TRUPS has become increasingly inactive. The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which these TRUPS trade and then by a significant decrease in the volume of trades relative to historical levels as well as other relevant factors. At December 31, 2013, the Corporation determined that the market for similar TRUPS had stabilized. That determination was made considering that there are more observable transactions for similar TRUPS, the prices for those transactions that have occurred are current and or represent fair value, and the observable prices for those transactions have stabilized over time, thus increasing the potential relevance of those observations. However, the Corporation’s one TRUPS at December 31, 2012 has been classified within Level 3 because the Corporation determined that significant adjustments using unobservable inputs are required to determine a true fair value at the measurement date.

CENTER BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 19 — Fair Value Measurements and Fair Value of Financial Instruments  – (continued)

The Corporation held one variable rate private label collateralized mortgage obligation (CMO), which was also evaluated for impairment. The Variable Rate Collateralized Mortgage Obligation was originally issued in 2006 and is 30 year Adjustable Rate Mortgage loan secured by a first lien, fully amortizing one-to-four residential mortgage loans. The tranche purchased was a Super Senior with an original credit rating of AAA/AA. The top five states geographic concentration comprised in the deal were California 18.2 percent, Arizona 10.5 percent, Virginia 6.1 percent, Florida 6.5 percent and Nevada 6.3 percent. No one state exceeded a 25 percent concentration. These states have been heavily impacted by the financial crises and as such have sustained heavy delinquencies affecting the credit rating of the security. Management applied aggressive default rates to identify if any credit impairment exists, as these bonds were downgraded to below investment grade. The Corporation recorded $24,000 in principal losses on the bond in 2013, and this security was sold at this book value in January 2013.

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

The fair value as of December 31, 2013 was determined by discounting the expected cash flows over the life of the security. The discount rate was determined by deriving a discount rate when the markets were considered more active for this type of security. To this estimated discount rate, additions were made for more liquid markets and increased credit risk as well as assessing the risks in the security, such as default risk and severity risk. The securities continue to make scheduled cash flows and no material cash flow payment defaults have occurred to date.

Securities Held-to-Maturity

The fair value of the Corporation’s investment securities held-to-maturity was primarily measured using information from a third-party pricing service. Level 1 investment securities are comprised of debt securities issued by the U.S. Treasury as quoted prices were available, unadjusted, for identical securities in active markets. If quoted prices were not available, fair values were estimated primarily by obtaining quoted prices for similar assets in active markets or through the use of pricing models. In cases where there may be limited or less transparent information provided by the Corporation’s third-party pricing service, fair value may be estimated by the use of secondary pricing services or through the use of non-binding third-party broker quotes.

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

Deposits

The fair value of deposits with no stated maturity, such as non-interest-bearing demand deposits, savings and interest-bearing checking accounts, and money market and checking accounts, is equal to the amount payable on demand as of December 31, 2013 and 2012. The fair value of certificates of deposit is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

For financial assets and liabilities measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2013 and December 31, 2012 are as follows:

CENTER BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 19 — Fair Value Measurements and Fair Value of Financial Instruments  – (continued)

	December 31, 2013	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

	(Dollars in Thousands)
Financial Instruments Measured at Fair Value on a Recurring Basis:
U.S. treasury and agency securities	$13,519	$13,519	$—	$—
Federal agency obligations	19,941	—	19,941	—
Residential mortgage pass-through securities	48,874	—	48,874	—
Commercial mortgage pass- through securities	6,991	—	6,991	—
Obligations of U.S. states and political subdivision	31,460	—	31,460	—
Trust preferred securities	19,403	—	19,403	—
Corporate bonds and notes	158,630	—	158,630	—
Asset-backed securities	15,979	—	15,979	—
Certificates of deposit	2,262	—	2,262	—
Equity securities	287	287	—	—
Other securities	5,724	5,724	—	—
Securities available-for-sale	$323,070	$19,530	$303,540	$—

	December 31, 2012	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

	(Dollars in Thousands)
Financial Instruments Measured at Fair Value on a Recurring Basis:
U.S. treasury and agency securities	$11,909	$11,909	$—	$—
Federal agency obligations	20,535	—	20,535	—
Residential mortgage pass- through securities	53,784	—	53,784	—
Commercial mortgage pass- through securities	9,969	—	9,969	—
Obligations of U.S. states and political subdivision	107,714	469	107,245	—
Trust preferred securities	21,249	—	21,213	36
Corporate bonds and notes	237,405	—	237,405	—
Collateralized mortgage obligations	2,120	—	2,120	—
Asset-backed securities	19,742	—	19,742	—
Certificates of deposit	2,865	—	2,865	—
Equity securities	325	325	—	—
Other securities	9,198	9,198	—	—
Securities available-for-sale	$496,815	$21,901	$474,878	$36

CENTER BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 19 — Fair Value Measurements and Fair Value of Financial Instruments  – (continued)

The fair values used by the Corporation are obtained from an independent pricing service and represent either quoted market prices for the identical securities (Level 1 inputs) or fair values determined by pricing models using a market approach that considers observable market data, such as interest rate volatilities, LIBOR yield curve, credit spreads and prices from market makers and live trading systems (Level 2). The fair values of the federal agency obligations, obligations of states and political subdivision and corporate bonds and notes measured at fair value using Level 1 inputs at December 31, 2013 and 2012 represented the purchase price of the securities since they were acquired near year-end 2013 and 2012.

The following table presents the changes in securities available-for-sale with significant unobservable inputs (Level 3) for the year ended December 31, 2013 and December 31, 2012:

	2013	2012
	(Dollars in Thousands)
Beginning balance, January 1,	$36	$2,115
Transfers out of Level 3	(260)	(2,120)
Principal interest deferrals	58	116
Principal paydown	—	(272)
Total net losses included in net income	(628)	(68)
Total net unrealized gains	794	265
Ending balance, December 31,	$—	$36

Assets Measured at Fair Value on a Non-Recurring Basis

The Corporation may be required periodically to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from the application of lower of cost or fair value accounting or impairment write-downs of individual assets. The Corporation primarily utilized appraisal value less cost to sell and other unobservable market inputs to determine fair value of assets, and therefore, is classified as a Level 3 measurement. For assets measured at fair value on a non-recurring basis, the fair value measurements at December 31, 2013 and 2012 are as follows:

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

For assets measured at fair value on a non-recurring basis, the unobservable inputs used to derive fair value measurements at December 31, 2013 and December 31, 2012 were as follows:

	December 31, 2013	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

	(Dollars in Thousands)
Assets Measured at Fair Value on a Non-Recurring Basis:
Impaired loans	$4,601	$—	$—	$4,601
Other real estate owned	220	—	—	220

	December 31, 2012	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

	(Dollars in Thousands)
Assets Measured at Fair Value on a Non-Recurring Basis:
Impaired loans	$4,790	$—	$—	$4,790
Other real estate owned	1,300	—	—	1,300

CENTER BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 19 — Fair Value Measurements and Fair Value of Financial Instruments  – (continued)

The following methods and assumptions were used to estimate the fair values of the Corporation’s assets measured at fair value on a non-recurring basis at December 31, 2013 and 2012:

Impaired Loans. The value of an impaired loan is measured based upon the present value of expected future cash flows discounted at the loan’s effective interest rate, or the fair value of the collateral if the loan is collateral dependent. Smaller balance homogeneous loans that are collectively evaluated for impairment, such as residential mortgage loans and installment loans, are specifically excluded from the impaired loan portfolio. The Corporation’s impaired loans are primarily collateral dependent. Impaired loans are individually assessed to determine that each loan’s carrying value is not in excess of the fair value of the related collateral or the present value of the expected future cash flows. At December 31, 2013 and 2012, impaired loans with related valuation allowance totaled $5,016,000 and $5,435,000, respectively. The amount of related valuation allowances was $415,000 at December 31, 2013 and $645,000 at December 31, 2012.

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

CENTER BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 19 — Fair Value Measurements and Fair Value of Financial Instruments  – (continued)

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Corporation’s financial instruments as of December 31, 2013 and December 31, 2012.

			Fair Value Measurements
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
December 31, 2013
Financial assets
Cash and due from banks	$82,692	$82,692	$82,692	$—	$—
Investment securities available-for-sale	323,070	323,070	19,530	303,540	—
Investment securities held-to-maturity	215,286	210,958	27,037	164,940	18,981
Restricted investment in bank stocks	8,986	8,986	—	8,986	—
Net loans	950,610	948,606	—	—	948,606
Accrued interest receivable	6,802	6,802	—	4,136	2,666

Financial liabilities
Non interest-bearing deposits	227,370	227,370	—	227,370	—
Interest-bearing deposits	1,114,635	1,115,781	—	1,115,781	—
Long-term borrowings	146,000	157,440	—	157,440	—
Subordinated debentures	5,155	5,143	—	5,143	—
Accrued interest payable	963	963	—	963	—

December 31, 2012
Financial assets
Cash and due from banks	$104,134	$104,134	$104,134	$—	$—
Interest bearing deposits with banks	2,004	2,004	2,004	—	—
Investment securities available-for-sale	496,815	496,815	21,901	474,878	36
Investment securities held-to-maturity	58,064	62,431	—	53,247	9,184
Restricted investment in bank stocks	8,964	8,964	—	8,964	—
Loans held for sale	1,491	1,491	1,491	—	—
Net loans	879,435	897,030	—	—	897,030
Accrued interest receivable	6,849	6,849	—	4,465	2,384

Financial liabilities
Non interest-bearing deposits	215,071	215,071	—	215,071	—
Interest-bearing deposits	1,091,851	1,092,822	—	1,092,822	—
Long-term borrowings	146,000	162,992	—	162,992	—
Subordinated debentures	5,155	5,046	—	5,046	—
Accrued interest payable	874	874	—	874	—

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

CENTER BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 20 — Parent Corporation Only Financial Statements  – (continued)

Condensed financial statements of the Parent Corporation only are as follows:

Condensed Statements of Condition

	At December 31,
	2013	2012
	(Dollars in Thousands)
ASSETS
Cash and cash equivalents	$285	$629
Investment in subsidiaries	173,658	165,351
Securities available for sale	442	543
Other assets	271	41
Total assets	$174,656	$166,564
LIABILITIES AND STOCKHOLDERS’ EQUITY
Other liabilities	$917	$718
Subordinated debentures	5,155	5,155
Stockholders’ equity	168,584	160,691
Total liabilities and stockholders’ equity	$174,656	$166,564

Condensed Statements of Income

	For Years Ended December 31,
	2013	2012	2011
	(Dollars in Thousands)
Income:
Dividend income from subsidiaries	$4,393	$2,079	$785
Other income	6	15	7
Net gains on available for sale securities	22	26	—
Management fees	353	409	294
Total Income	4,774	2,529	1,086
Expenses	(765)	(731)	(615)
Income before equity in undistributed earnings of subsidiaries	4,009	1,798	471
Equity in undistributed earnings of subsidiaries	15,916	15,709	13,455
Net Income	$19,925	$17,507	$13,926

CENTER BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 20 — Parent Corporation Only Financial Statements  – (continued)

Condensed Statements of Comprehensive Income

	Consolidated Subsidiaries	Parent	Consolidated Total
	(Dollars in Thousands)
For the year ended 2013:
Net income	$19,925	$—	$19,925
Other comprehensive (loss) income, net of tax:
Net unrealized loss on investment securities	(8,073)	79	(7,994)
Actuarial gain	387	—	387
Total other comprehensive (loss) income	(7,686)	79	(7,607)
Total comprehensive income	$12,239	$79	$12,318

For the year ended 2012:
Net income	$17,507	$—	$17,507
Other comprehensive income, net of tax:
Net unrealized gain on investment securities	10,935	41	10,976
Actuarial loss	(467)	—	(467)
Total other comprehensive income	10,468	41	10,509
Total comprehensive income	$27,975	$41	$28,016

For the year ended 2011:
Net income	$13,926	$—	$13,926
Other comprehensive income, net of tax:
Net unrealized gain (loss) on investment securities	3,301	(7)	3,294
Actuarial loss	(1,065)	—	(1,065)
Total other comprehensive income (loss)	2,236	(7)	2,229
Total comprehensive income	$16,162	$(7)	$16,155

Condensed Statements of Cash Flows

	For Years Ended December 31
	2013	2012	2011
	(Dollars in Thousands)
Cash flows from operating activities:
Net income	$19,925	$17,507	$13,926
Adjustments to reconcile net income to net cash provided by operating activities:
Net gains on available for sale securities	(22)	(26)	—
Equity in undistributed earnings of subsidiary	(15,916)	(15,709)	(13,455)
Change in deferred tax asset	—	—	3
(Increase) decrease in other assets	(167)	563	(298)
(Decrease) increase in other liabilities	(276)	(772)	220
Stock based compensation	59	39	35
Net cash provided by operating activities	3,603	1,602	431
Cash flows from investing activities:
Proceeds from sales of available-for-sale securities	181	375	—
Purchase of available-for-sale securities	—	(410)	—
Investments in subsidiaries	—	—	(1,250)
Net cash provided by (used in) investing activities	181	(35)	(1,250)
Cash flows from financing activities:
Net decrease in borrowings	—	—	(310)
Cash dividends on common stock	(4,254)	(2,778)	(1,955)
Cash dividends on preferred stock	(141)	(363)	(417)
Proceeds from issuance of Series B preferred stock	—	—	11,250
Redemption of Series A preferred stock	—	—	(10,000)
Warrant repurchased	—	—	(245)
Issuance of restricted stock award	243	—	—
Issuance cost of common stock	(13)	(8)	(5)
Issuance cost of Series B preferred stock	—	—	(84)
Proceeds from exercise of stock options	21	141	328
Tax expense from stock based compensation	16	28	—
Net cash used in financing activities	(4,128)	(2,980)	(1,438)
Decrease in cash and cash equivalents	(344)	(1,413)	(2,257)
Cash and cash equivalents at beginning of year	629	2,042	4,299
Cash and cash equivalents at the end of year	$285	$629	$2,042

CENTER BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 21 — Quarterly Financial Information of Center Bancorp, Inc. (Unaudited)

	2013
	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
	(Dollars in Thousands, Except per Share Data)
Total interest income	$14,644	$14,541	$13,979	$14,104
Total interest expense	2,778	2,819	2,751	2,734
Net interest income	11,866	11,722	11,228	11,370
Provision for loan losses	350	—	—	—
Total other income, net of securities gains	1,307	1,200	1,107	1,526
Net securities gains	449	343	600	319
Other expense	6,459	6,205	6,076	6,538
Income before income taxes	6,813	7,060	6,859	6,677
Provision from income taxes	1,829	1,966	1,936	1,753
Net income	$4,984	$5,094	$4,923	$4,924
Net income available to common stockholders	$4,955	$5,066	$4,895	$4,868
Earnings per share:
Basic	$0.30	$0.31	$0.30	$0.30
Diluted	$0.30	$0.31	$0.30	$0.30
Weighted average common shares outstanding:
Basic	16,350,183	16,349,480	16,348,915	16,348,215
Diluted	16,396,931	16,385,155	16,375,774	16,373,588

	2012
	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
	(Dollars in Thousands, Except per Share Data)
Total interest income	$14,263	$14,118	$13,496	$13,395
Total interest expense	2,841	2,935	2,950	3,050
Net interest income	11,422	11,183	10,546	10,345
Provision for loan losses	100	225	(107)	107
Total other income, net of securities gains	1,217	1,872	1,091	1,018
Net securities (losses) gains	(201)	763	513	937
Other expense	6,193	7,507	5,690	5,807
Income before income taxes	6,145	6,086	6,567	6,386
Provision from income taxes	1,676	1,632	2,214	2,155
Net income	$4,469	$4,454	$4,353	$4,231
Net income available to common stockholders	$4,441	$4,426	$4,269	$4,090
Earnings per share:
Basic	$0.27	$0.27	$0.26	$0.25
Diluted	$0.27	$0.27	$0.26	$0.25
Weighted average common shares outstanding:
Basic	16,347,564	16,347,088	16,333,653	16,332,327
Diluted	16,363,698	16,362,635	16,341,767	16,338,162

Note:  Due to rounding, quarterly earnings per share may not sum to reported annual earnings per share.

Note 22 — Subsequent Event

On January 20, 2014, the Parent Corporation entered into an Agreement and Plan of Merger (the “Merger Agreement”) with ConnectOne Bancorp, Inc., a New Jersey corporation (“ConnectOne Bancorp”). The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, ConnectOne Bancorp will merge with and into the Parent Corporation, with the Parent Corporation continuing as the surviving corporation (the “Merger”), and the Parent Corporation will change its name to ConnectOne Bancorp. The Merger Agreement also provides that immediately following the consummation of the Merger, the Bank will merge with and into ConnectOne Bank (the “Bank Merger”), a New Jersey-chartered commercial bank (“ConnectOne Bank”) and a wholly-owned subsidiary of ConnectOne Bancorp, with ConnectOne Bank continuing as the surviving bank. Subject to the terms and conditions of the Merger Agreement, upon completion of the Merger (the “Effective Time”), each share of common stock, no par value per share, of ConnectOne Bancorp (“ConnectOne Common Stock”), issued and outstanding immediately prior to the Effective Time will be converted into and become the right to receive 2.6 shares of the Parent’s Corporation’s common stock. The Merger and the Bank Merger are subject to the receipt of all necessary regulatory approvals, the approvals of the shareholders of the Parent Corporation and ConnectOne Bancorp and other conditions. The parties contemplate that the merger will be consummated during the second or third quarters of 2014, provided that all conditions are satisfied or, where permitted, waived.

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

Under the supervision and with the participation of its management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, the Corporation evaluated the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e) as of December 31, 2013. Based upon that evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures were effective as of such date as described below in Management’s Report on Internal Control Over Financial Reporting (Item 9A(b)).

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

As part of the Corporation’s program to comply with Section 404 of the Sarbanes-Oxley Act of 2002, our management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2013 (the “Assessment”). In making this Assessment, management used the control criteria framework of the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission published in its report entitled Internal Control — Integrated Framework (1992). Management’s Assessment included an evaluation of the design of the Corporation’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its Assessment with the Audit Committee.

Based on this Assessment, management determined that, as of December 31, 2013, the Corporation’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

BDO USA, LLP, the independent registered public accounting firm that audited the Corporation’s consolidated financial statements included in this Annual Report on Form 10-K, has issued an audit report on the Corporation’s internal control over financial reporting as of December 31, 2013. The report, which expresses an unqualified opinion on the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2013, is included in this item under the heading “Report of Independent Registered Public Accounting Firm.”

  (c) Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Center Bancorp, Inc.

We have audited Center Bancorp, Inc. and subsidiaries’ (the “Corporation”) internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on internal control over financial reporting. Our responsibility is to express an opinion on the Corporation’s internal control over financial reporting based on our audit.

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

In our opinion, Center Bancorp, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of condition of Center Bancorp, Inc. and subsidiaries and the related consolidated statements of income, changes in stockholders’ equity and cash flows for the year ended December 31, 2013 and our report dated March 5, 2014, expressed an unqualified opinion.

/s/ BDO USA, LLP
BDO USA, LLP
Philadelphia, Pennsylvania
March 5, 2014

69

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

Item 9B. Other Information

None.

PART III

Item 10. Directors and Corporate Governance

The Corporation responds to this item by incorporating herein by reference the material responsive to such item in the Corporation’s definitive proxy statement for its 2014 Annual Meeting of Stockholders. Certain information on Executive Officers of the registrant is included in Part I, Item 3A of this report, which is also incorporated herein by reference.

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

Item 11. Executive Compensation

The Corporation responds to this item by incorporating herein by reference the material responsive to such item in the Corporation’s definitive proxy statement for its 2014 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The Corporation responds to this item by incorporating herein by reference the material responsive to such item in the Corporation’s definitive proxy statement for its 2014 Annual Meeting of Stockholders.

Stock Compensation Plan Information

For information related to stock based compensation, see Note 16 of the Notes to Consolidated Financial Statements. The following table gives information about the Corporation’s common stock that may be issued upon the exercise of options, warrants and rights under the Corporation’s 2009 Equity Incentive Plan, 1999 Incentive Plan, 1993 Employee Stock Option Plan, 1993 Outside Director Stock Option Plan and 2003 Non-Employee Director Stock Option Plan as of December 31, 2013. These plans were the Corporation’s only equity compensation plans in existence as of December 31, 2013.

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity Compensation Plans Approved by Shareholders	188,380	$10.55	769,608
Equity Compensation Plans Not Approved by Shareholders	—	—	—
Total	188,380	$10.55	769,608

Item 13. Certain Relationships and Related Transactions

The Corporation responds to this item by incorporating herein by reference the material responsive to such item in the Corporation’s definitive proxy statement for its 2014 Annual Meeting of Stockholders.

Item 14. Principal Accounting Fees and Services

The Corporation responds to this item by incorporating herein by reference the material responsive to such item in the Corporation’s definitive proxy statement for its 2014 Annual Meeting of Stockholders.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	(1) Financial Statements and Schedules:

The following Financial Statements and Supplementary Data are filed as part of this annual report:

(b)	Exhibits (numbered in accordance with Item 601 of Regulation S-K) filed herewith or incorporated by reference as part of this annual report.

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated as of January 20, 2014, by and between Center Bancorp, Inc. and ConnectOne Bancorp, Inc. is incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 21, 2014.
2.2
Bank Purchase and Assumption Agreement, dated February 1, 2012, by and among the Registrant, Saddle River Valley Bancorp and Saddle River Valley Bank is incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K dated February 2, 2012.

3.1	The Registrant’s Restated Certificate of Incorporation is incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 15, 2013.
3.2	The Registrant’s Amended and Restated By-Laws are incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 15, 2013.
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

Exhibit No.	Description
10.25*
Employment Agreement, dated as of April 12, 2013, between Union Center National Bank and Mark S. Cardone is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 15, 2013.

10.26*
Employment Agreement, dated as of April 12, 2013, between Union Center National Bank and Arthur M. Wein is incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 15, 2013.

10.27*
Employment Agreement, dated as of April 12, 2013, between Union Center National Bank and James W. Sorge is incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 15, 2013.

10.28*
Employment Agreement, dated as of April 12, 2013, between Union Center National Bank and Joseph D. Gangemi is incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 15, 2013.

10.29*
Amendment to Employment Agreement, dated February 18, 2014, between Union Center National Bank and Mark S. Cardone is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 24, 2014.

10.30*
Amendment to Employment Agreement, dated February 18, 2014, between Union Center National Bank and Arthur M. Wein is incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 24, 2014.

10.31*
Amendment to Employment Agreement, dated February 18, 2014, between Union Center National Bank and Joseph D. Gangemi is incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 24, 2014.

10.32*
Consulting Agreement, dated as of January 20, 2014, between Center Bancorp, Inc. and Lawrence B. Seidman is incorporated by reference to Exhibit 10.5  to the Registrant’s Current Report on Form 8-K filed with the SEC on January 21, 2014.

10.33
Registration Rights Agreement, dated as of January 20, 2014, among Center Bancorp, Inc., Lawrence B. Seidman and the other shareholders named therein is incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 21, 2014.

10.34*
Agreement, dated January 20, 2014, among Anthony C. Weagley, Center Bancorp, Inc. and Union Center National Bank, is incorporated by reference to Exhibit 10.7  to the Registrant’s Current Report on Form 8-K filed with the SEC on January 21, 2014.

10.35*
Amendment to 2003 Amended and Restated Non-Employee Director Stock Option Plan is incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 21, 2014.

Exhibit No.	Description
11.1	Statement regarding computation of per share earnings is omitted because the computation can be clearly determined from the material incorporated by reference in this Report.
12.1	Statement of Ratios of Earnings to Fixed Charges.
14.1	Code of Ethics is incorporated by reference to Exhibit 14.1 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.
21.1	Subsidiaries of the Registrant.
23.1	Consent of BDO, USA LLP.
23.2	Consent of ParenteBeard, LLC.
24.1	Power of attorney
31.1	Personal certification of the chief executive officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Personal certification of the chief financial officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Personal certification of the chief executive officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Personal certification of the chief financial officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
99.3	Code of Conduct is incorporated by reference to Exhibit 99.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.
101 .INS ***	XBRL instance document
101 .SCH ***	XBRL Taxonomy Extension Schema Document
101 .CAL ***	XBRL Taxonomy Extension Calculation Linkbase Document
101 .DEF ***	XBRL Taxonomy Extension Definition Linkbase Document
101 .LAB ***	XBRL Taxonomy Extension Label Linkbase Document
101 .PRE ***	XBRL Taxonomy Extension Presentation Linkbase Document

(c)	Financial Statement Schedules

*	Management contract on compensatory plan or arrangement.
**	Furnished herewith.
***
XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

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

CENTER BANCORP, INC.
March 5, 2014	By:	By:
/s/ Anthony C. Weagley
Anthony C. Weagley
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant, in the capacities described below on March 5, 2014, have signed this report below.

/s/ Alexander A. Bol*	Chairman of the Board
Alexander A. Bol
/s/ Frederick S. Fish *	Director
Frederick S. Fish
/s/ Howard Kent*	Director
Howard Kent
/s/ Nicolas Minoia*	Director
Nicholas Minoia
/s/ Harold Schechter*	Director
Harold Schechter
/s/ Lawrence B. Seidman*	Director
Lawrence B. Seidman
/s/ William A. Thompson*	Director
William A. Thompson
/s/ Raymond Vanaria*	Director
Raymond Vanaria
/s/ Anthony C. Weagley	President and Chief Executive Officer
Anthony C. Weagley
/s/ Francis R. Patryn *	Vice President, Treasurer and Chief Financial Officer
Francis R. Patryn
*By:
/s/ Anthony C. Weagley
Anthony C. Weagley
Attorney-in-fact