Form 10-K/A
period 2013-12-31
CENTER BANCORP INC
filed 2014-04-14
CIK 712771

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Fiscal Year Ended December 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Transition Period from __________ to ___________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐ or No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold or the average bid and ask price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, was $149.9 million.

Shares Outstanding on February 28, 2014
Common Stock, no par value: 16,369,012 shares

DOCUMENTS INCORPORATED BY REFERENCE

Definitive proxy statement in connection with the 2014 Annual Stockholders Meeting to be filed with the Commission pursuant to Regulation 14A is incorporated by reference in Part III.

EXPLANATORY NOTE

Center Bancorp, Inc. (the “Company”) is filing this Amendment No. 1 (the “Amendment”) to its Annual Report on Form 10-K for the fiscal year end December 31, 2013, as filed with the Securities and Exchange Commission (the “SEC”) on March 5, 2014 (the “Original Filing”), for the sole purpose of re-filing the Report of Independent Registered Public Accounting Firm of ParenteBeard LLC (the “Report”) with the correct date on such Report. The Report was inadvertently dated March 5, 2014 in the Original Filing, and it should have been dated March 13, 2013.

No amendments are being made to the Original Filing except as set forth above. This Amendment does not reflect events occurring after the filing of the Original Filing or modify or update the disclosures contained in the Original Filing in any way other than as described above.

In accordance with SEC rules, all of Item 8. Financial Statements and Supplementary Data is set forth herein.

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

Item 15. Exhibits and Financial Statement Schedules

Exhibit No.	Description

23.1*	Consent of BDO USA, LLP

23.2*	Consent of ParenteBeard LLC

31.1*	Personal certification of the chief executive officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Personal certification of the chief financial officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Personal certification of the chief executive officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Personal certification of the chief financial officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Center Bancorp, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 14, 2014	CENTER BANCORP, INC.

	By:	/s/ Anthony C. Weagley
Anthony C. Weagley
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of Center Bancorp, Inc., in the capacities described below, have signed this report on April 14, 2014.

Signatures	Title	Date

/s/ Anthony C. Weagley	Director, President and Chief Executive	April 14, 2014
Anthony C. Weagley	Officer (Principal Executive Officer)

/s/ Francis R. Patryn*	(Principal Financial Officer and Principal	April 14, 2014
Francis R. Patryn	Accounting Officer)

/s/ Alexander Bol*	Director	April 14, 2014
Alexander Bol

/s/ Frederick Fish*	Director	April 14, 2014
Frederick Fish

/s/ Harold Kent*	Director	April 14, 2014
Harold Kent

/s/ Nicholas Minoia*	Director	April 14, 2014
Nicholas Minoia

Harold Schechter	Director

/s/ Lawrence B. Seidman*	Director	April 14, 2014
Lawrence B. Seidman

/s/ William Thompson*	Director	April 14, 2014
William Thompson

/s/ Raymond Vanaria*	Director	April 14, 2014
Raymond Vanaria

*By:
/s/ Anthony C. Weagley
(Anthony C. Weagley
Attorney-in-fact)

-7-