Form 10-K/A
period 2013-12-31
CENTER BANCORP INC
filed 2014-04-29
CIK 712771

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 2

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

Shares Outstanding on February 28, 2014
Common Stock, no par value: 16,369,012 shares

DOCUMENTS INCORPORATED BY REFERENCE:

None

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-K/A (this “Amendment No. 2”) amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2013 of Center Bancorp, Inc. (the “Company” or “Center”) filed with the Securities and Exchange Commission (the “SEC”) on March 5, 2014 (the “Annual Report”), as previously amended by Amendment No. 1 on Form 10-K/A filed with the SEC on April 14, 2014 (“Amendment No. 1”). For purposes of this Amendment No. 2, the Company refers to the Annual Report, as amended by Amendment No. 1, as the “Original Filing.”

This Amendment No. 2 is being filed solely to include the information required by Item 10 — “Directors, Executive Officers and Corporate Governance”, Item 11 — “Executive Compensation”, Item 12 — “Security Ownership of Certain Beneficial Owners and Management and related Stockholder Matters”, Item 13 — “Certain Relationships and Related Transactions, and Director Independence” and Item 14 — “Principal Accounting Fees and Services” of Part III of Form 10-K. The reference on the cover page of the Original Filing to the incorporation by reference of the Company’s definitive proxy statement into Part III of the Original Filing is hereby deleted. Items 10, 11, 12, 13 and 14 of Part III of the Original Filing are amended and restated in their entirety as set forth in this Amendment No. 2. In addition, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, the Company is including with this Amendment No. 2 certain currently dated certifications.

Except as described above, no other amendments are being made to the Original Filing. This Amendment No. 2 does not reflect events occurring after the March 5, 2014 filing of the Company’s Annual Report or modify or update the disclosure contained in the Original Filing in any way other than as required to reflect the amendments discussed above and reflected below. Accordingly, this Amendment No. 2 should be read in conjunction with the Annual Report filed on March 5, 2014, as amended by Amendment No. 1 filed April 14, 2014, and the Company’s other filings with the SEC.

i

ii

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance.

Executive Officers

For information regarding Center’s executive officers, please see the information set forth under the caption “Executive Officers of the Registrant” appearing in Part I, Item 3A of the Original Filing, which is incorporated into this Item 10 by reference.

Directors

The following table sets forth, for the nine nominees to Center’s board at the 2014 annual meeting, their principal occupations for at least the past five years, their ages, the year in which they became a director of Center and UCNB and other director positions held currently or at any time during the last five years. All of the members of Center’s current board will stand for re-election at the 2014 annual meeting to a one year term, except that pursuant to the terms of the Merger Agreement between Center and ConnectOne Bancorp, Inc. (“ConnectOne”), Messrs. Bol, Seidman and Weagley will cease to serve as board members as of the consummation of the merger and six current members of ConnectOne’s Board (Messrs. Sorrentino, Baier, Boswell, Huttle, Kempner and Parisi) will become members of the combined company’s board upon consummation of the merger (along with the six Center directors continuing in office).

Name	Occupation	Age	Director Since
Alexander A. Bol	Owner, Alexander A. Bol A.I.A. (architectural firm); Chairman of the Board of Center Bancorp (2001-Present) and UCNB (2001-July, 2013)	66	1994
Anthony C.Weagley	President and Chief Executive Officer of Center and UCNB from August 23, 2007 to Present; Vice President and Treasurer of Center Bancorp and Senior Vice President and Cashier of UCNB (prior periods) (Mr. Weagley continued to serve as Chief Financial Officer of Center until March 27, 2008 and as Chief Financial Officer of UCNB until February 2008)	52	Director of Center since September 30, 2010; Director of UCNB since December 17, 2007
Frederick S. Fish	Managing Member, The Real Estate Equity Company, known as “Treeco” (partnership which develops, manages and has financial interests in 1.5 million square feet of retail shopping centers in NJ, NY, PA and MA); Director and Founding Member of American Spraytech (a contract filling and manufacturing company); General Partner of F.S. Fish Investment Company (private investment company)	69	March 30, 2012
Howard Kent	Member, Real Estate Equities Group, LLC (real estate investment and management business); Chairman of the Board of UCNB (July, 2013 to Present)	66	2008
Nicholas Minoia	Member, Diversified Properties, L.L.C. (full-service real estate group)	58	2009
Harold Schechter	Self Employed Financial Consultant (November 2010-Present); Chief Financial Officer, Global Design Concepts, Inc. (importer and distributor of accessories and handbags) (2005-November 2010)	69	2007

Name	Occupation	Age	Director Since
Lawrence B. Seidman	Manager of various	66	2007
	investment funds; also a director of Stonegate Bank (January 2009-Present)
William A. Thompson	General Manager, Uniselect USA (auto parts distributor) (2007-Present); Vice President of Thompson & Co. (auto parts distributor) (prior years)	56	1994
Raymond Vanaria	Member, Malesardi, Quackenbush, Swift & Company, LLC (accounting firm); Vice-Chairman of the Board of Center Bancorp and UCNB (December 28, 2010-Present)	55	2007

The Center board considered the following attributes of the above nine nominees in determining that each is qualified to serve as a director of Center:

•	The leadership Mr. Bol has provided to Center and UCNB for many years, his knowledge of the banking industry and of UCNB, and his stature in the community led the Center board to conclude that Mr. Bol should serve as a director of Center.

•	Mr. Weagley was appointed as a director of Center on September 30, 2010. His specific knowledge and understanding of Center, UCNB, UCNB’s marketplace and the community, gained through his years of service as President and Chief Executive Officer, and, in prior years, as Chief Financial Officer, led the Center board to conclude that Mr. Weagley should serve as a director of Center.

•	Mr. Fish was appointed as a director of Center and UCNB on March 30, 2012. Mr. Fish’s extensive knowledge of, and experience in, the real estate industry, his familiarity with complex financial transactions and his significant involvement with various charitable endeavors, led the Center board to conclude that Mr. Fish should serve as a director of Center.

•	Mr. Kent’s knowledge about, and experience in, the real estate investment and management business led the Center board to conclude that Mr. Kent should serve as a director of Center.

•	Mr. Minoia’s experience as a principal of a full-service real estate group and his knowledge about the real estate market led the Center board to conclude that Mr. Minoia should serve as a director of Center.

•	Mr. Schechter’s financial acumen and experience as a chief financial officer of an import and distribution business, and his ability to understand complex financial matters, led the Center board to conclude that Mr. Schechter should serve as a director of Center.

•	Mr. Seidman’s financial background and experience as a manager of various investment funds over many years, and his knowledge of the banking industry, led the Center board to conclude that Mr. Seidman should serve as a director of Center.

•	Mr. Thompson’s management and business experience led the Center board to conclude that Mr. Thompson should serve as a director of Center.

•	Mr. Vanaria’s knowledge of financial and accounting matters, and his ability to understand and analyze complex financial issues, gained during his many years as an accountant, led the Center board to conclude that Mr. Vanaria should serve as a director of Center.

Code of Ethics

Center is required to disclose whether Center has adopted a code of ethics that applies to Center’s principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. Center has adopted such a code of ethics and has posted a copy of the code on Center’s internet website at the internet address: www.centerbancorp.com under Governance Documents. Copies of the code may be obtained free of charge from Center’s website at the foregoing internet address.

Compliance with Section 16 of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires Center’s directors, executive officers and persons holding more than 10% of a registered class of the equity securities of Center to file with the SEC and to provide us with initial reports of ownership, reports of changes in ownership and annual reports of ownership of Center common stock and other equity securities. As a result of the adoption of the Sarbanes-Oxley Act of 2002, the reporting obligations with respect to certain transactions were accelerated to 48 business hours after the transaction. Based solely upon a review of such reports furnished to Center’s management, Center believes that all such Section 16(a) reports were timely filed with respect to the year ended December 31, 2013, except that Alexander Bol (a director) inadvertently reported two stock purchases late, Frederick Fish (a director) inadvertently reported three stock purchases late, Howard Kent (a director) inadvertently reported two stock purchase late, Nicholas Minoia (a director) inadvertently reported two stock purchase late, Lawrence Seidman (a director) inadvertently reported two stock purchases late, Harold Schechter (a director) inadvertently reported one stock purchase late, William Thompson (a director) inadvertently reported two stock purchase late, Raymond Vanaria (a director) inadvertently reported two stock purchases late, Arthur Wein, (an executive officer) inadvertently reported one stock purchase late and Anthony Weagley (a director and Center’s Chief Executive Officer) inadvertently reported one stock purchase late. In addition, each of the non-employee directors of Center inadvertently reported one day late a stock option which was granted to each of them on March 1, 2013.

Audit Committee; Audit Committee Financial Expert

Center’s Board of Directors has established a separately-designated standing Audit Committee in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, consisting of directors Alexander Bol, Howard Kent, Harold Schechter, William Thompson and Raymond Vanaria. Center’s Board of Directors has determined that one of the members of the Audit Committee, Raymond Vanaria, constitutes an “audit committee financial expert”, as such term is defined by the SEC. Mr. Vanaria - as well as the other members of the Audit Committee - has been determined to be “independent” under SEC and NASDAQ independence standards.

Item 11. Executive Compensation.

EXECUTIVE COMPENSATION

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

Center’s compensation philosophy is dictated by the Compensation Committee of Center’s board of directors. The duties and responsibilities of Center’s Compensation Committee, which consists entirely of independent directors of Center’s board, are to:

•	provide guidance regarding the design of Center’s employee benefit plans;

•	oversee the investments of Center’s 401(k) plan and qualified pension plan;

•	establish the compensation of Center’s Chief Executive Officer;

•	with input from Center’s Chief Executive Officer, establish or recommend to Center’s board the compensation of Center’s other executive officers;

•	monitor Center’s overall compensation policies and employee benefit plans;

•	monitor Center’s incentive plans for appropriate performance measures consistent with Center’s overall strategic objectives; and

•	ensure that Center’s incentive plans do not encourage unnecessary and excessive risk.

Center’s Chief Executive Officer participates in determinations regarding the compensation and design of Center’s benefit programs for all employees, but does not participate in setting his own compensation.

Center’s Compensation Objectives and the Focus of Center’s Compensation Rewards

Center believes that an appropriate compensation program should draw a balance between providing rewards to executive officers while at the same time effectively controlling compensation costs. Center rewards executive officers in order to attract highly qualified individuals, to retain those individuals in a highly competitive marketplace for executive talent and to incentivize them to perform in a manner that maximizes Center’s corporate performance. Accordingly, Center has sought to structure its executive compensation with a focus on pay-for-performance. Center seeks to offer executive compensation programs that align each individual’s financial incentives with Center’s strategic direction and corporate values.

Center views executive compensation as having three key elements:

•	a current cash compensation program consisting of salary and cash bonus incentives;

•	long-term equity incentives reflected in grants of stock options and/or restricted stock; and

•	other executive retirement benefits and perquisites.

These programs aim to provide Center’s executives with an overall compensation package that is competitive with comparable financial institutions, and aligns individual performance with Center’s long-term business objectives.

Center annually reviews the mix of short term performance incentives versus longer term incentives, and incorporates in its compensation reviews the data from studies performed as to appropriate competitive levels of compensation and benefits. Center does not have set percentages of short term versus long term incentives. Instead, Center looks to provide a reasonable balance of those incentives.

Center also periodically “benchmarks” its compensation programs to industry available databases and to a peer group. The process has involved hiring independent compensation consulting firms to perform studies that employ the following processes:

•	gathering data from industry specific global and regional compensation databases based upon company size for each executive position;

•	determining an appropriate peer group of financial institutions based upon similar size and geography;

•	developing data points for salary and total cash compensation comparisons and equity opportunities;

•

averaging peer group and database statistics together to produce a relevant “market” at the data points for salary, total cash compensation and equity and comparing Center’s positions to the “market” data;

•	evaluating other compensation components, including executive benefits as compared to competitive standards; and

•	comparing Center’s compensation levels to the “market” and determining Center’s relative positioning for competitiveness as to salary, total cash compensation and non-cash compensation.

Center’s Compensation Committee continues to engage Meyer Chatfield Compensation Advisors (“MCCA”), an independent compensation consulting firm strictly devoted to the community banking industry, as its outside consultant. During 2013, MCCA provided the Compensation Committee with a review of the compensation for Center’s seven most senior executives, including Anthony Weagley and the other named officers detailed in the Summary Compensation Table. The information provided was compiled from a number of national and regional salary surveys as well as comparable public peers. MCCA’s executive compensation review assisted Center’s Compensation Committee in its decision making related to executive compensation. The Committee evaluated the data presented, its relevance to Center and the recommendations of the consultant.

Compensation data for the following peer group was utilized by MCCA. The median assets for the peer group are $1,232,952, as compared to $1,673,082 for Center.

•	First United Corp

•	Severn Bancorp

•	Shore Bancshares

•	Ocean First Financial

•	Peapack Gladstone

•	Unity Bancorp

•	Alliance Financial Corp

•	Berkshire Bancorp

•	Canadaigua National Corp

•	Suffolk Bancorp

•	ACNB Corp

•	Ameri Serv Financial, Inc.

•	Bryn Mawr Bank Corp

•	Citizens & Northern Corp

•	CNB Financial Corp

•	ESB Financial Corp

•	Orrstown Financial Services

•	Republic First Bancorp

MCCA assisted Center’s management with incentive arrangements for employees other than the persons named in the Summary Compensation Table, specifically related to residential loan origination to ensure compliance with the Truth in Lending Act, referred to as Regulation Z, the Fair Labor Standards Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act. In addition, MCCA assisted Center’s Compensation Committee in evaluating the inherent risk imbedded in Center’s incentive plans in compliance with SEC guidelines and other regulatory requirements.

MCAA indicated that Center’s compensation of executives is below the median of the peer group, and recommended increases in salary and equity grants for Center’s executives. The Compensation Committee determined to increase salaries for 2013, as reflected in the Summary Compensation Table. The current goal of Center’s Compensation Committee’s is to continue to target the market median for salaries and gradually increase executive compensation over time in order to bring the Company’s executive compensation more in line with the median compensation of the peer group.

In addition, MCCA provided the Compensation Committee with a review of director compensation. See “Other Compensation Committee Matters-Consultants” for additional information concerning the consulting services that were provided to Center by MCCA in 2013.

Specific Elements of Center’s Compensation Program

Center has described below the specific elements of Center’s compensation program for executive officers. The officers named in Center’s Summary Compensation Table are referred to as the “Named Officers.”

Salary. There remains a limited supply of qualified executives with the requisite experience necessary to lead a financial institution similar to Center. Center believes that it is important to provide a competitive salary structure in order to retain its existing qualified officers and maintain a base pay structure consistent with the structures utilized for the compensation of similarly situated executives in the industry and at similarly sized institutions. Center maintains salary guidelines for its executive officers as part of a structured salary pay scale that is reviewed periodically based upon industry standards developed through studies by independent compensation consulting firms engaged by Center’s Compensation Committee for that purpose. Center believes that a key objective of its salary structure is to maintain reasonable “fixed” compensation costs by targeting base salaries at a competitive average, taking into effect performance as well as seniority. See “Center’s Compensation Objectives and the Focus of Center’s Compensation Rewards” for a description of the services provided by Center’s compensation consultant for 2013.

Center has an existing Employment Agreement with Mr. Weagley, effective as of April 4, 2012. During 2013, UCNB entered into Employment Agreements with the other current Named Officers. On January 20, 2014, Mr. Weagley entered into a new Employment Agreement, which will become effective upon the closing of the merger. See “Agreements with Named Officers.”

Short-Term Incentive Compensation. Center currently has four active and distinct short-term incentive plans: the Achievement Incentive Plan (the “AIP”), Branch Manager Incentive Compensation Plan, Lender Incentive Plan and Mortgage Lender Incentive Plan. The AIP and Lender Incentive Plan are described below as they are the plans in which the Named Officers may participate.

Achievement Incentive Plan

Participants in the AIP are recommended annually by Center’s CEO and approved by Center’s board and historically include the CEO, Senior Vice Presidents, Vice Presidents, Assistant Vice Presidents and Assistant Cashiers. The plan provides the opportunity to earn cash awards expressed as a percentage of salary and range from 30% for the CEO to 10% for Assistant Cashiers. Individuals are assigned specific objectives throughout the year, which comprise the individuals’ “personal” goals. These personal goals typically represent at least 50% of the total available payout and can range up to 100% of the total available payout under the plan. The other component is a “Bank” goal, and typically accounts for up to 50% of the total payout. Under the 2013 plan, the percentages were set at 15% for Senior Vice Presidents, 10% for Vice Presidents, 7% for Assistant Vice Presidents and 5% for Assistant Cashiers.

For 2013, the following performance criteria, consistent with the budget and strategic plan for the 2013 period, were identified as the primary criteria for measuring performance for potential incentives to be earned and awarded to management under the plan. The primary drivers of the budget and strategic plan are used to trigger the use of incentives and, if triggered, the individual goal component is used in the overall evaluation and percentage payout.

Return on Assets	12.4%
Return on Equity	12.21%
Efficiency Ratio	45.55%
Net Income	$20.7 million
Earnings Per Share	$1.26 per share
OCC Exam Rating	Confidential
Loan Growth	9%
Deposit Growth	5.7%

For 2013, some of the individual goals and objectives that were used in addition to the primary drivers to evaluate overall performance for the Named Officers other than Mr. Weagley, whose bonus is discussed below, were as follows

Francis R. Patryn	–	Implement automated bank dashboard to reduce manual preparation of management financial reporting
	–	Develop reporting package with a software solutions vendor
	–	Implement expense reduction initiatives
Arthur M. Wein	–	Manage relationship with D+H (previously known as Compushare, a provider of technology solutions) to obtain optimal service and value
	–	Manage Fiserv (a provider of technology solutions) to obtain optimal service and value
	–	Expand Human Resource MIS (management information systems) delivery to include monthly reporting status on all non-routine initiatives
Mark S. Cardone	–	Branch production and superior customer service levels
	–	Private Banking – Staff growth and development, and division visibility
	–	Marketing, advertising, and website quality improvements
	–	Independent school program growth, maintenance, and promotion
James W. Sorge	–	Expand online bank wide training courses, control and reporting
	–	Replace BSA (Bank Secrecy Act) position with compliance program to begin reduction in the reliance on outside vendor for compliance consulting
	–	Ensure that all compliance aspects are anticipated, planned and implemented if decision is made to include non-card based private label consumer credit

For each of Messrs. Patryn, Wein, Cardone and Sorge, their respective individual goals and the Bank goals were weighted 50%/50%. In the case of the budget, the weight was allotted at 37.5%, while each of the individual goals was measured to arrive at the final percentage of goal earned. Total incentive earned, including achievement of individual goals, was as follows: For Mr. Patryn, 11.63%; for Mr. Wein, 11.63%; for Mr. Cardone, 11.63%; and for Mr. Sorge, 20%.

See “Grant of Plan Based Awards” for a description of the amounts that could have been earned under this plan by the Named Officers. Three of the Named Officers received awards under the AIP for 2013 performance, as a portion of their respective goals were met. See the column “Non-Equity Incentive Plan Compensation” in the “Summary Compensation Table.”

Mr. Weagley did not receive quantifiable bank or individual goals under the AIP for 2013, as his performance was measured as part of the overall total performance of UCNB, inclusive of the metrics cited above. The Compensation Committee granted Mr. Weagley a discretionary bonus for 2013, based on the improvement in UCNB’s profitability under Mr. Weagley’s stewardship and the expansion of the Bank’s business (both in the loan area and by the opening of new branches) in a controlled manner. His bonus is reported under the “Bonus” column in the “Summary Compensation Table.”

Lenders Incentive Compensation Program

The purpose of Center’s Lenders Incentive Compensation Program is to incentivize commercial loan officers, referred to in the plan as Lenders, to close loans that meet UCNB’s standards for risk and return. The safety and soundness of UCNB’s loan portfolio is paramount to the financial success of UCNB and this plan is designed with those ideals in mind. This plan is designed to incentivize Lenders to exceed UCNB’s financial goals and objectives for a given year.

The plan participant must meet the following benchmarks to receive payment in the incentive program: the participant must close and fund $10,000,000 before he or she is eligible for payment under the plan. Funding is defined as any term facility that is closed and disbursed. Funding under a line of credit is defined as 40% of the ceiling amount that a borrower is permitted to draw upon under the line of credit. For purposes of the plan, construction loans are considered funded based on disbursements. If an existing credit facility is refinanced or renewed, only the increased amount of the credit facility will be eligible for payment under the plan.

Payment under the plan is based on funding and performance, as described below.

•	Payment under the plan for funding greater than $10,000,000:

•	Loans sourced from the Lender: 0.125% of the amount funded.

•	Loans referred to the Lender from a board member: 0.025% of the amount funded.

•	All of the following performance measures must be met:

•

In addition to meeting the funding requirements described above, a participant must obtain new business checking and money market accounts from each borrower that total at least 10% of the funded loan. The incentive payout under the plan will be reduced by 15% if the Lender is not successful in obtaining these new accounts.

•	The fee income on the funded loan must equal at least 0.0625% of the funded amount. The incentive payout under the plan will be reduced by 15% if the fee income does not meet this criterion.

•	UCNB’s loan portfolio must have an average return of a specified percentage over the current incentive plan year. In 2013, that percentage was 4.60%. In 2014, that percentage will be 4.23%.

•	Assuming the funding and performance criteria are met, the payouts under the plan will be as follows:

•	Loans that are risk rated (by UCNB’s credit department and outside reviewer) as 4 or better will be 100% eligible for the funded amount.

•	Loans risk rated 5 will be eligible for 85% of the funded amount.

•	Any loan downgraded to a 6 or worse within 12 months of the closing of the loan will be subject to 100% repayment of the incentive. We refer to this as the “clawback provision” of the plan.

Long-Term Incentive Compensation. Center provides long-term incentives to the Named Officers through its stock incentive plans. During 2013, Center’s Named Officers were eligible to participate in Center’s 2009 Equity Incentive Plan. We refer to that plan as Center’s “2009 Stock Plan”. From time to time, Center’s Compensation Committee has granted stock options and/or restricted stock awards to Center’s executive officers. Stock options have been granted at an exercise price equal to the then current market price of Center common stock. Options and restricted stock awards under the 2009 Stock Plan are granted on an ad hoc basis taking into account financial performance and results. No options were granted to Center’s senior executive officers in 2013. During 2013, restricted stock awards were granted to the Named Officers as described in the “Summary Compensation Table.”

Other Elements of Compensation for Executive Officers. In order to attract and retain qualified executives, Center provides executives with certain benefits and perquisites, consisting primarily of retirement benefits through Center’s 401(k) Plan, executive life insurance and automobile allowances. Details of the values of these benefits and perquisites may be found in the footnotes and narratives to the Summary Compensation Table below.

Other Agreements

Center has an existing Employment Agreement with Mr. Weagley, effective as of April 4, 2012. During 2013, UCNB entered into Employment Agreements with the other current Named Officers. On January 20, 2014, Mr. Weagley entered into a new Employment Agreement, which will become effective upon the closing of the merger. See “Agreements with Named Officers.”

Compliance with Sections 162(m) and 409A of the Internal Revenue Code. Section 162(m) of the Internal Revenue Code denies a deduction to any publicly held corporation for compensation paid to certain “covered employees” in a taxable year to the extent that compensation exceeds $1,000,000 for a covered employee. Certain performance-based compensation that has been approved by Center’s shareholders is not subject to this limitation. As a result, stock options granted under Center’s 2009 Stock Plan are not subject to the limitations of Section 162(m). However, restricted stock awards under Center’s 2009 Stock Plan generally will not be treated as performance-based compensation. Restricted stock award grants made to date by Center have not been at levels that, together with other compensation, approached the $1,000,000 limit. Also, since Center retains discretion over bonuses under the AIP and the Loan Incentive Plan, those bonuses also will not qualify for the exemption for performance-based compensation. Center’s Compensation Committee intends to provide executive compensation in a manner that will be fully deductible for federal income tax purposes, so long as that objective is consistent with overall business and compensation objectives. However, Center reserves the right to use its judgment to authorize compensation payments that do not comply with the exemptions in Section 162(m) when it is believed that such payments are appropriate and in the best interests of Center’s shareholders, after taking into consideration changing business conditions or the executive officer’s performance.

It is also Center’s intention to maintain executive compensation arrangements in conformity with the requirements of Section 409A of the Internal Revenue Code, which imposes certain restrictions on deferred compensation arrangements.

Frequency of Advisory Votes on Executive Compensation

At Center’s 2012 annual meeting, Center’s shareholders voted for an advisory vote to approve executive compensation every two years, as recommended by Center’s Board of Directors. As Center held an advisory shareholders vote at the 2012 annual meeting to approve the compensation of the Center executives as described in the proxy statement for that meeting, Center is holding a “say-on-pay” vote at its 2014 annual meeting.

Summary of Cash and Certain Other Compensation

The following table sets forth, for the years ended December 31, 2011, 2012 and 2013, a summary of the compensation earned by Anthony C. Weagley, Center’s President and Chief Executive Officer, Francis R. Patryn, Center’s Vice President and Chief Financial Officer, Vincent Tozzi, who served as Center’s Vice President and Chief Financial Officer until May 31, 2013, and Center’s next three other most highly compensated executive officers who were employed by Center as of December 31, 2013. Center refers to the executive officers named in this table as the “Named Officers.”

SUMMARY COMPENSATION TABLE

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation (g)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Anthony C. Weagley	2013	418,300	185,000	94,054	—	—	(48,303)	25,161	674,212
President and Chief	2012	366,300	—	25,000	—	—	70,736	27,597	489,633
Executive Officer of	2011	341,324	73,260	25,006	—	—	54,546	29,046	523,182

Center and UCNB (August 23, 2007 to present); Vice President and Treasurer of Center and Senior Vice President and Cashier of UCNB (prior periods) (Mr. Weagley continued to serve as Chief Financial Officer of Center until March 27, 2008 and as Chief Financial Officer of UCNB until February 2008)

Francis R. Patryn	2013	146,391	15,995	14,190	—	—	(6,299)	6,250	176,527
Vice President and	2012	129,768	10,141	—	—	—	23,974	9,290	173,173
Chief Financial	2011	128,695	—	—	—	—	21,001	7,701	157,397

Officer of Center and Senior Vice President, Chief Financial Officer of UCNB (May 31, 2013 to present); Vice President, Chief Financial Officer and Comptroller of Center and Vice President and Chief Financial Officer and Comptroller of UCNB (November 2010 to March 28, 2011); Vice President and Comptroller of UCNB (October 2006 to March 28, 2011 and March 28, 2011 to May 31, 2013)

Vincent Tozzi	2013	94,730	—	—	—	—	—	4,091	98,821
Vice President,	2012	180,000	—	—	—	—	—	14,907	194,907
Treasurer and Chief	2011	157,500	—	—	—	—	—	3,210	160,710
Financial Officer of Center (March 28, 2011 to May 31, 2013)

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation (g)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Arthur M. Wein	2013	192,862	—	19,673	—	18,341	—	11,633	242,509
Vice President and	2012	191,401	—	—	—	10,107	—	16,923	218,431
Chief Operating	2011	175,329	—	—	—	—	—	15,183	190,512

Officer of Center and Senior Vice President and Chief Operating Officer of UCNB (October 2009 to present); Vice President and Business Development Officer of the Summit Region of UCNB (April 2009 to October 2009)

Mark S. Cardone	2013	186,524	—	28,174	—	16,090	(16,040)	13,025	227,773
Vice President and	2012	175,638	—	—	—	13,678	22,860	14,354	226,530
Branch Administrator	2011	158,233	—	—	—	—	17,492	13,475	189,200
of Center and Senior Vice President and Branch Administrator of UCNB (2001 to present)

James W. Sorge	2013	152,171	—	23,362	—	26,257	—	11,153	212,943
Vice President and	2012	141,000	—	—	—	10,648	—	10,012	161,660
Compliance Officer	2011	130,005	—	—	—	—	—	8,110	138,115
of Center and Senior Vice President, Compliance and BSA Officer of UCNB (March 2010 to present); Vice President and Director, PNC Global Investment Servicing (May 2008 to March 2010)

In the table above:

•

Mr. Weagley’s bonus reported in the 2013 column includes $25,000 which he received as part of his base compensation. In prior years, as indicated below, Mr. Weagley received a stock award with an aggregate grant date fair value of $25,000 as part of his base compensation;

•

when Center refers to “stock awards,” Center is referring to the aggregate grant date fair value computed in accordance with FASB ASC Topic 718. Mr. Weagley received a stock award in February 2012 as part of his base compensation for 2011 (reported in the table above for 2011) and a stock award in December 2012 as part of his base compensation for 2012 (reported in the table above for 2012). Each of the stock awards was fully vested on the respective grant dates. Each of the Named Officers other than Mr. Tozzi received a restricted stock award in 2013, as further described under “Grant of Plan Based Awards”;

•

when we refer to an “incentive plan”, we are referring to a plan that provides compensation to incentivize performance over a specified period, whether such performance is measured by reference to Center’s financial performance, Center’s stock price or any other performance measure (including individual performance). A “non-equity incentive plan” is an incentive plan in which benefits are not valued by reference to FAS 123R. Center’s AIP and Center’s Lenders Incentive Compensation Program are non-equity incentive plans. The amounts reported under the Non-Equity Incentive Plan Compensation column for 2013 were paid in December 2013, based on 2013 performance under the AIP and the amounts for 2012 were paid in February 2013 based on 2012 performance under the AIP;

•

when we refer to changes in pension values in column “h” above, we are referring to the aggregate change in the present value of the Named Officer’s accumulated benefit under the Union Center National Bank Pension Plan from the measurement date used for preparing Center’s 2010 year-end financial statements to the measurement date used for preparing Center’s 2011 year-end financial statements (in the case of Center’s 2011 compensation), from the measurement date used for preparing Center’s 2011 year-end financial statements to the measurement date used for preparing Center’s 2012 year-end financial statements (in the case of Center’s 2012 compensation) and from the measurement date used for preparing Center’s 2012 year-end financial statements to the measurement date used for preparing Center’s 2013 year-end financial statements (in the case of Center’s 2013 compensation);

•

the Named Officers did not receive any nonqualified deferred compensation earnings during 2011, 2012 or 2013; when we refer to “nonqualified deferred compensation earnings” in this table, we are referring to above-market or preferential earnings on compensation that is deferred on a basis that is not tax-qualified, such as earnings on a nonqualified defined contribution plan;

•	“all other compensation” includes the following for 2013:

•

for Mr. Weagley: $10,800 represents expense with respect to an automobile allowance; $12,549 represents matching payments that Center made under its 401(k) plan; and $1,812 represents premiums for group term-life insurance and disability benefits;

•	for Mr. Patryn: $4,696 represents matching payments that Center made under its 401(k) plan; and $1,554 represents premiums for group term-life insurance and disability benefits;

•

for Mr. Tozzi: $1,000 represents expense with respect to an automobile allowance; $2,055 represents matching payments that Center made under its 401(k) plan; and $1,036 represents premiums for group term-life insurance and disability benefits;

•

for Mr. Wein: $3,000 represents expense with respect to an automobile allowance; $6,729 represents matching payments that Center made under its 401(k) plan; and $1,904 represents premiums for group term-life insurance and disability benefits;

•

for Mr. Cardone: $4,800 represents expense with respect to an automobile allowance; $6,489 represents matching payments that Center made under its 401(k) plan; and $1,736 represents premiums for group term-life insurance and disability benefits; and

•

for Mr. Sorge: $3,750 represents expense with respect to an automobile allowance, $5,785 represents matching payments that Center made under its 401(k) plan; and $1,618 represents premiums for group term-life insurance and disability benefits.

Grant of Plan Based Awards

The stock awards that were granted to Center’s Named Officers during 2013 are set forth in the following table. During 2013, none of Center’s Named Officers received a stock option. The amounts under “Estimated Future Payouts Under Non-Equity Incentive Plan Awards” represents the threshold (minimum), target and maximum cash amounts that could have been earned by each Named Officer under Center’s AIP if specified performance targets had been attained. Cash amounts were paid to Messrs. Wein, Cardone and Sorge under the Achievement Incentive Plan, or AIP, in December 2013 based on 2013 performance. These amounts are included in the Summary Compensation Table under the column “Non-Equity Incentive Plan Compensation.” For a description of the various performance targets, see the description of the AIP under the Compensation Discussion and Analysis set forth above.

Name (a)	Grant Date (b)	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)(i)	All other Option Awards: Number of Securities Underlying Options (#)(j)	Exercise or Base Price of Stock Awards ($/Sh)(k)	Grant Date Fair Value of Stock and Option Awards ($)(l)
		Threshold ($)(c)	Target ($)(d)	Maximum ($)(e)
Anthony C. Weagley	6/6/2013	0	133,856	188,235	7,291	—	12.90	94,054
Francis R. Patryn	6/6/2013	0	29,278	40,989	1,100	—	12.90	14,190
Vincent Tozzi	—	—	—	—	—	—	—	—
Arthur M. Wein	6/6/2013	0	38,572	54,001	1,525	—	12.90	19,673
Mark S. Cardone	6/6/2013	0	37,305	52,227	2,184	—	12.90	28,174
John W. Sorge	6/6/2013	0	30,434	42,608	1,811	—	12.90	23,362

Each of the Named Officers (other than Mr. Tozzi, who resigned effective May 31, 2013) received a restricted stock award on June 6, 2013. Each of the restricted stock awards vests in 20% increments beginning on the one year anniversary of the grant date. Upon the consummation of the merger, all of these restricted stock awards will immediately vest.

Outstanding Equity Awards At Year End

The following table sets forth, for each of the Named Officers, information regarding outstanding stock options and stock awards at December 31, 2013.

Option Awards					Stock Awards
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Non-Exercisable (c)	Option Exercise Price ($)(e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#)(g)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h)
Anthony C. Weagley	9,595	—	10.64	10/19/2015	7,291	136,780
Francis R. Patryn	—	—	—	—	1,100	20,636
Vincent Tozzi	—	—	—	—	—	—
Arthur M. Wein	—	—	—	—	1,525	28,609
Mark S. Cardone	6,130	—	10.64	10/19/2015	2,184	40,972
John W. Sorge	—	—	—	—	1,811	33,974

If applicable, market values are calculated in the table above by multiplying the closing market price of Center common stock on the last trading day in 2013 - $18.76 - by the applicable number of shares of Center common stock underlying each Named Officer’s stock awards. Upon the consummation of the merger, all of the restricted stock awards will immediately vest.

Options Exercised and Stock Vested

None of the Named Officers exercised stock options during 2013 or held stock awards that vested during 2013.

Pension Benefits

The following table sets forth, for each of the Named Officers, information regarding the benefits payable under each of Center’s plans that provides for payments or other benefits at, following, or in connection with such Named Officer’s retirement. Those plans are summarized below the following table. The following table does not provide information regarding tax-qualified defined contribution plans or nonqualified defined contribution plans.

Name (a)	Plan Name (b)	Number of Years of Credited Service (#) (c)	Present Value of Accumulated Benefit ($) (d)	Payments During Last Fiscal Year ($) (e)
Anthony C. Weagley	Union Center National Bank Pension Plan Trust	24	338,621	0
Francis R. Patryn	Union Center National Bank Pension Plan Trust	12	198,282	0
Vincent Tozzi	—	—	—	—
Arthur M. Wein	—	—	—	—
Mark S. Cardone	Union Center National Bank Pension Plan Trust	10	105,769	0
John W. Sorge	—	—	—	—

In the table above:

•

Center has determined the years of credited service based on the same pension plan measurement date that Center used in preparing its audited financial statements for the year ended December 31, 2013; we refer to that date as the “Plan Measurement Date”;

•

when we use the phrase “present value of accumulated benefit”, we are referring to the actuarial present value of the Named Officer’s accumulated benefits under Center’s pension plans, calculated as of the Plan Measurement Date;

•

the present value of accumulated benefits shown in the table above has been determined using the assumptions set forth in Center’s audited financial statements for the year ended December 31, 2013; and

•	column (e) refers to the dollar amount of payments and benefits actually paid or otherwise provided to the Named Officer during 2013 under Center’s pension plans.

The Union Center National Bank Pension Trust—which we refer to as the “Pension Plan”—is intended to be a tax-qualified defined benefit plan under Section 401(a) of the Internal Revenue Code. The Pension Plan, which has been in effect since March 15, 1950, generally covers employees of Union Center National Bank and Center who have attained age 21 and completed one year of service. The normal retirement (age 65) pension payable under the Pension Plan is generally equal to 44% of a participant’s highest average compensation over a 5-year period. Compensation means a participant’s W-2 wages, increased by certain reductions such as 401(k) contributions. The normal retirement benefit is proportionately reduced if a participant has less than 25 years of service at age 65. None of Center’s Named Officers was eligible to retire with a normal retirement pension as of December 31, 2013.

Center froze the benefits under the Pension Plan effective as of September 30, 2007. All future benefit accruals in the Pension Plan were discontinued and all retirement benefits that employees would have earned as of September 30, 2007 have been preserved. While benefits have been frozen, the present value of the projected future cash payments may change from period to period.

A participant may retire before or after age 65. A participant will qualify for immediate commencement of an early retirement pension if he or she retires after attaining age 60 and completing at least six years of service. A participant who completes five years of service is entitled to a vested pension commencing at normal retirement age or after meeting the early retirement requirements. Early retirement and vested pension benefits are calculated in the same manner as a normal retirement pension, but are multiplied by a fraction the numerator of which is the participant’s years of service and the denominator of which is the number of years of service the participant would have accumulated through normal retirement. Benefits payable prior to normal retirement are also subject to adjustment for actuarial equivalence, using age and interest factors specified by the Pension Plan. Based upon their ages and years of service, none of Center’s Named Officers is currently eligible for an early retirement pension under the Pension Plan.

Pension Plan benefits are generally payable in the form of a life annuity or a joint and survivor annuity. However, a participant may elect to receive his or her pension in a lump sum. All forms of benefit are actuarially equivalent to a single life annuity form.

Stock Option Plans

Center currently maintains the 2009 Equity Incentive Plan, under which the Center Compensation Committee may grant “incentive stock options” as defined under the Internal Revenue Code, non-qualified stock options, restricted stock awards and restricted stock unit awards to employees, including officers, and consultants. Center previously maintained the 1999 Employee Stock Incentive Plan and the 1993 Employee Stock Option Plan, both of which have expired. No additional grants may be made under those plans. Center adopted all of these plans in order to attract and retain qualified officers and employees and, with respect to the 2009 Equity Incentive Plan, consultants. Under the 1999 Employee Stock Incentive Plan, the Compensation Committee was able to grant incentive stock options, non-qualified stock options and restricted stock awards to employees, including officers. Under the 1993 Employee Stock Option Plan, the Compensation Committee was able to grant incentive stock options and non-qualified stock options to officers and employees.

A total of 400,000 shares of Center common stock were authorized for issuance under the 2009 Equity Incentive Plan. A total of 363,081 shares were available for future grants as of December 31, 2013. As of December 31, 2013, Center had 166 employees, all of whom are eligible to participate in the 2009 Equity Incentive Plan. Future grants under the 2009 Equity Incentive Plan have not yet been determined. No option will be exercisable more than ten years from the date of grant and no option or other award may be granted after March 26, 2019 under the 2009 Equity Incentive Plan.

Center initially had 435,153 shares of its common stock authorized for issuance under the 1999 Employee Stock Incentive Plan (as adjusted for stock splits and stock dividends) and initially had 633,194 shares authorized for issuance under the 1993 Employee Stock Option Plan (as adjusted for stock splits and stock dividends).

The following table provides information about Center common stock that may be issued upon the exercise of options, warrants and rights under Center’s 2009 Equity Incentive Plan, 1999 Employee Stock Incentive Plan, 1993 Employee Stock Option Plan, 1993 Outside Director Stock Option Plan and 2003 Non-Employee Director Stock Option Plan as of December 31, 2013. These plans were Center’s only equity compensation plans in existence as of December 31, 2013. As of December 31, 2013, awards could only be granted under the 2009 Equity Incentive Plan and 2003 Non-Employee Director Stock Option Plan.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity Compensation Plans Approved by Shareholders	188,380	$10.55	769,608
Equity Compensation Plans Not Approved by Shareholders	—	—	—

Total	188,380	$10.55	769,608

Agreements with Named Officers

Center entered into a Non-Competition Agreement (the “Current Non-Compete”), dated as of December 2, 2010, with Anthony C. Weagley, President and Chief Executive Officer and a director of Center. The Current Non-Compete provides that for the 12 month period immediately following Mr. Weagley’s separation from service with Center, whether or not Center or UCNB has engaged Mr. Weagley as a consultant upon his separation of service, Mr. Weagley will not, directly or indirectly, as an agent, employee, owner, partner, stockholder or otherwise, compete with Center or UCNB or establish, engage in, or become interested in any business, trade or occupation that competes with Center or UCNB in the financial products or services industry in any county in any state of the U.S. in which Center’s or UCNB’s business is currently being conducted or is being conducted when Mr. Weagley’s separation from service occurs. The Current Non-Compete also provides that Mr. Weagley will not solicit customers or employees during such period. In consideration for Mr. Weagley’s covenant not to compete, upon his separation from service for any reason or due to retirement, the Current Non-Compete provides that Center will pay Mr. Weagley a lump sum payment equal to the aggregate of two times the annual rate of base salary then being paid to Mr. Weagley. No amounts are payable in the event of Mr. Weagley’s termination of employment as a result of death or disability. The payments described in the Current Non-Compete are independent of and will be in addition to any payments required under any other plan or agreement that may be in effect between Center and Mr. Weagley at the time of separation. The Current Non-Compete provides that Center will not be obligated to make the payments described above if Mr. Weagley voluntarily terminates his service with Center, other than for good reason, as defined in the Current Non-Compete.

On April 2, 2012, Center, UCNB and Mr. Weagley entered into an employment agreement (the “Current Employment Agreement” and, collectively with the Current Non-Compete, the “Current Agreements”) effective as of April 4, 2012 (the “Effective Date”). Set forth below is a description of the material terms of the Current Employment Agreement:

•

The term of Mr. Weagley’s employment under the Current Employment Agreement commenced as of the Effective Date and, subject to earlier termination in accordance with the Current Employment Agreement, was to continue for one year. Thereafter, the term of the Current Employment Agreement will automatically renew each day after the Effective Date for one additional day so that the term of the Current Employment Agreement will continuously be for one year unless any party thereto notifies the other parties of that party’s intent not to renew the Current Employment Agreement.

•	Mr. Weagley’s base salary, which will be reviewed annually, shall not be less than $366,300 per annum during the term of the Agreement. Mr. Weagley’s current base salary is $418,300.

•

During the term of the Current Employment Agreement, Mr. Weagley will also receive an annual stock bonus award of $25,000 payable in shares of Center’s stock. However, as a result of the negotiations with ConnectOne and the blackout period that was in effect for executive officers and directors, on December 30, 2013, Mr. Weagley received this bonus in cash. See the Summary Compensation Table.

•	Mr. Weagley will also be eligible to participate in the Company’s Achievement Incentive Plan and earn an incentive payment based on Company and individual performance

If Mr. Weagley’s employment is terminated without Cause (as defined in the Current Employment Agreement), he will be entitled to, among other things:

•	any fixed compensation earned and unpaid through the date of termination (the “Fixed Income Payment”);

•

any earned and unpaid, unfixed income (such as a bonus or annual incentive payment), which will be calculated based on the average of such compensation for the prior three year period immediately preceding his termination, prorated for the portion of the year completed prior to his termination (the “Unfixed Income Payment”);

•	three times the annual rate of his then current base salary (“Multiple Salary Payment”);

•	three times the average of his bonuses paid for the three fiscal preceding years (excluding any fiscal year for which a bonus was not paid) (“Multiple Bonus Payment”);

•

a monthly cash payment equal to the applicable per employee healthcare benefits (as defined in the Current Employment Agreement) for thirty-six months following termination (the “Healthcare Payment”); and

•	the full vesting of all unvested stock options and restricted stock awards (the “Vested Equity”) (the foregoing payments, the “Termination Payments”).

If, following the consummation of a Change of Control (as defined in the Current Employment Agreement), a Terminating Event (as defined in the Current Employment Agreement) occurs and Mr. Weagley terminates his employment within one year of such Terminating Event, the Current Employment Agreement provides that he will be entitled to the Termination Payments. Under the Current Employment Agreement, in the event Mr. Weagley terminates his employment for Good Reason, he will also be entitled to the Termination Payments; provided, however, that the Multiple Salary Payment and the Multiple Bonus Payment shall be one time the applicable rate for calculating those payments.

In addition, the Current Employment Agreement provides that, in the sole discretion of the parties, Mr. Weagley shall provide consulting services to Center and UCNB for a period of twenty four months following his separation from Center and UCNB. The consulting services will be for, among other things, any or all phases of Center’s and UCNB’s business in which Mr. Weagley has particular expertise and knowledge.

In connection with the execution of the merger agreement, Mr. Weagley entered into an Agreement, dated January 20, 2014 (the “New Agreement”), with Center and UCNB, which will become effective upon the effective time of the merger with ConnectOne. If the merger is not consummated, the New Agreement will not become effective and the Current Agreements will remain in full force and effect.

The New Agreement provides that beginning at the effective time of the merger, Mr. Weagley will serve as Chief Operating Officer of the combined company and the combined bank. As described in the New Agreement, he will be an employee “at will.” While employed, Mr. Weagley will be paid a base salary of $35,000 per month. In the New Agreement, the parties agreed and acknowledged that consummation of the transactions contemplated by the merger agreement and the change in Mr. Weagley’s position with the combined company will constitute a “Terminating Event” as defined in his Current Employment Agreement, entitling him to a payment of $1,679,790 thereunder upon the earlier of Mr. Weagley’s separation from service at any time and for any reason (with or without cause and even if the separation from service is due to disability or death) following the effective time or upon the one year anniversary of the effective time. Such payment will be made in accordance with the terms of Mr. Weagley’s Current Employment Agreement, specifically including the six (6) month delay in payment, if applicable, following a termination of employment. In addition, Mr. Weagley will be entitled to receive the sum of $75,414 payable in 12 equal installments over the 12 months immediately following his separation from service in accordance with the regular payroll practices of the combined company, and all unvested restricted stock awards and/or unvested stock options held by him shall become fully vested upon his separation from service for any reason (with or without cause and even if the separation from service is due to disability or death) at any time within the twelve (12) months immediately following the effective time. Upon the effective time, the combined company will waive its right to require Mr. Weagley to render consulting services under the Current Employment Agreement, and the Current Employment Agreement shall be deemed terminated.

The New Agreement also provides that for purposes of the Current Non-Compete, Mr. Weagley will be deemed to have “separated from service” with the combined company on the date he resigns from service or is released from service by the combined company and/or the combined bank. Upon such separation from service, Mr. Weagley will be entitled to a payment of $836,500 under the Current Non-Compete, as described therein.

Notwithstanding the provisions of the Current Non-Compete, certain of the specific restrictions contained in the Current Non-Compete (i) shall remain in effect for a twelve (12) month period commencing on the effective time, and (ii) shall not apply to prohibit Mr. Weagley from working in the banking or financial services business within the Commonwealth of Pennsylvania. Except as specifically modified by the terms of the New Agreement, the Current Non-Compete shall remain in full force and effect.

UCNB and Mark S. Cardone entered into an employment agreement, dated as of April 12, 2013 (the “Cardone Employment Agreement”), which provides that Mr. Cardone will continue to serve as First Senior Vice President, Branch Administration and Private Clients Division. Mr. Cardone will be paid a minimum base salary of $187,853 per annum, which will be reviewed at least annually. The Cardone Employment Agreement will continue unless terminated. Mr. Cardone will also be eligible to participate in various UCNB bonus and incentive plans, and he will receive an automobile allowance.

If Mr. Cardone’s employment is terminated for Cause (as defined in the Cardone Employment Agreement), he will be paid only his salary accrued through the date of termination. If Mr. Cardone is terminated without Cause, he will be paid a lump sum as severance in an amount equal to two times the annual salary and benefits then being paid to him. However, upon a termination without Cause as a result of a change in control during the first 24 months of the Cardone Employment Agreement, UCNB will also pay to Mr. Cardone the annual incentive payment he would have received under the AIP, provided that such annual incentive has not already been paid to him. UCNB will also provide an additional cash payment to him, payable monthly, for a period of 24 months, equal to the difference between the health insurance benefits provided by UCNB and the cost of COBRA continuation coverage. Mr. Cardone can resign at his discretion, upon providing at least 90 days prior written notice to UCNB. If Mr. Cardone terminates his employment for good reason (as defined in the Cardone Employment Agreement), his separation will be treated as a termination without Cause. The Cardone Employment Agreement also contains confidentiality provisions and a one year non-compete.

UCNB and Arthur M. Wein entered into an employment agreement, dated as of April 12, 2013 (the “Wein Employment Agreement”), which provides that Mr. Wein will continue to serve as Senior Vice President, Chief Operating Officer and Human Resources Director. Mr. Wein will be paid a minimum base salary of $192,862 per annum, which will be reviewed at least annually. The Wein Employment Agreement will continue unless terminated, and has provisions similar to those in the Cardone Employment Agreement concerning benefits, termination, severance, confidentiality and non-competition.

UCNB and James W. Sorge entered into an employment agreement, dated as of April 12, 2013 (the “Sorge Employment Agreement”), which provides that Mr. Sorge will continue to serve as Senior Vice President, Compliance and BSA Officer. Mr. Sorge will be paid a minimum base salary of $155,000 per annum, which will be reviewed at least annually. The Sorge Employment Agreement will continue unless terminated, and has provisions similar to those in the Cardone Employment Agreement and the Wein Employment concerning benefits, termination, severance, confidentiality and non-competition.

On February 18, 2014, each of Messrs. Cardone, Wein and Gangemi entered into an amendment to his respective employment agreement with Union Center National Bank. Each amendment provides that notwithstanding anything to the contrary in the respective employment agreement, with respect to any payments due to the executive under the employment agreement which relate to two times annual salary, such payment will be calculated on the annual base salary in effect on December 31, 2013. Each amendment also provides that for purposes of clarification, such executive may receive a salary increase effective in calendar year 2014, but such increase will not be included for purposes of calculating payments due under the employment agreement. In all other respects, each employment agreement remained unchanged.

Golden Parachute Compensation Triggered by the ConnectOne Merger

At the 2014 annual meeting, Center intends to seek the approval of its shareholders, on a non-binding, advisory basis, of the agreements or understandings and compensation of Center’s named executive officers that is based on or otherwise relates to the proposed merger with ConnectOne. The following table sets forth the estimated aggregate dollar value of the various elements of the compensation that may be paid or become payable to the named executive officers of Center that is based on or otherwise relates to completion of the merger, based on multiple assumptions that may or may not actually occur or be accurate on the relevant date, including the following:

•	completion of the merger and a subsequent termination both occurring on March 31, 2014; and

•	shares of Center common stock are valued at $18.678 per share, representing the average closing price of a share of Center common stock over the first five business days following the public announcement of the merger.

As a result of the foregoing assumptions, the actual amounts to be received by a named executive officer may materially differ from the amounts set forth below. The amounts set forth below do not include salary payable by Center to Mr. Weagley pursuant to his new employment agreement, which will become effective upon consummation of the merger. For a description of the agreements to which Mr. Weagley and Center’s other named executive officers are parties, see the discussion set forth under the caption “Agreements with Named Officers” above. The amounts of “golden parachute” compensation triggered by the merger as reported in the table below have been calculated pursuant to Item 402(t) of Regulation S-K.

GOLDEN PARACHUTE COMPENSATION TABLE

Name	Cash ($)		Equity ($)(2)	Pension/ NQDC ($)	Perquisites/ Benefits ($)		Tax Reimbursement ($)	Other ($)	Total ($)
Anthony C. Weagley	2,591,704	(1)	136,181	—	—		—	—	2,727,885
Francis R. Patryn	—		20,546	—	—		—	—	20,546
Vincent Tozzi	—		—	—	—		—	—	—
Arthur M. Wein	440,210	(3)	28,484	—	29,464	(3)	—	—	498,158
Mark S. Cardone	426,019	(3)	40,793	—	3,472	(3)	—	—	470,284
John W. Sorge	373,440	(3)	33,826	—	28,893	(3)	—	—	436,159

(1)	This amount is comprised of the following components: (i) $1,679,790, which, in general, will be payable to Mr. Weagley upon the sooner of the date when Mr. Weagley’s employment with the combined company terminates and the one year anniversary of the closing of the merger, (ii) $836,500, which will be payable upon the termination of Mr. Weagley’s employment with the combined company and in consideration for his agreeing not to complete in certain locations in New Jersey, and (iii) $75,414, which will be payable in 12 equal installments over the 12 months immediately following Mr. Weagley’s separation from service in accordance with the regular payroll practices of the combined company.

(2)	Each number in the Equity column is calculated by multiplying the number of restricted shares of Center held by the executive which will accelerate upon consummation of the merger by $18.678, the average closing price of a share of Center common stock over the first five business days following the public announcement of the merger.

(3)	As described elsewhere herein, each of Messrs. Wein, Cardone and Sorge has entered into a substantially similar employment agreement with Union Center National Bank pursuant to which each such executive is entitled to severance and other benefits in the event of an involuntary termination without “Cause” (as defined therein) or a resignation for “Good Reason” (as defined therein). The severance amount, which is payable in a lump sum, is equal to two times such executive’s then current annual salary and benefits. If such involuntary termination or resignation is as a result of a change in control that occurs on or before April 12, 2015, such executive is also entitled to the annual incentive payment he would have received under Center’s Achievement Incentive Plan, provided that such annual incentive payment has not already been paid. Such executives are also entitled to receive an additional cash amount, payable monthly for 24 months, equal to the difference between the health insurance benefits provided by Union Center National Bank and the cost of COBRA continuation coverage. On February 18, 2014, each of Messrs. Cardone and Wein entered into an amendment to his respective employment agreement with Union Center National Bank. Each amendment provides that notwithstanding anything to the contrary in the respective employment agreement, with respect to any payments due to the executive under the employment agreement which relate to two times annual salary, such payment will be calculated on the annual base salary in effect on December 31, 2013. Each amendment also provides that for purposes of clarification, such executive may receive a salary increase effective in calendar year 2014, but such increase will not be included for purposes of calculating payments due under the employment agreement. In all other respects, each employment agreement remained unchanged. For Mr. Wein, the Cash amount in the table includes $385,724 as salary, $36,914 as an AIP payment, $6,000 for an automobile allowance and $11,572 for an employer contribution to the Center 401(k) plan; and the Perquisites/Benefits amount includes $24,897 for medical insurance, $760 for dental insurance, $1,284 for long-term disability insurance, $2,052 for short term disability insurance and $471 for life insurance. For Mr. Cardone, the Cash amount in the table includes $373,049 as salary, $32,179 as an AIP payment, $9,600 for an automobile allowance and $11,191 for an employer contribution to the Center 401(k) plan; and the Perquisites/Benefits amount includes $1,232 for long-term disability insurance, $2,052 for short term disability insurance and $188 for life insurance. For Mr. Sorge, the Cash amount in the table includes $304,342 as salary, $52,468 as an AIP payment, $7,500 for an automobile allowance and $9,130 for an employer contribution to the Center 401(k) plan; and the Perquisites/Benefits amount includes $24,897 for medical insurance, $760 for dental insurance, $996 for long-term disability insurance, $2,052 for short term disability insurance and $188 for life insurance.

Compensation of Directors

The following table sets forth certain information regarding the compensation that Center paid to its directors who served as directors during 2013, other than Mr. Weagley. For information concerning Mr. Weagley, please see the “Summary Compensation Table”. James Kennedy served until the 2013 annual meeting, at which he did not stand for re-election. None of Center’s directors received compensation under any non-equity incentive plan during 2013.

Director Compensation

Name (a)	Fees Earned or Paid in Cash($)(b)	Stock Awards (SI)(c)	Option Awards ($)(d)	Change in Pension Value and Nonqualified Deferred Compensation Earnings($)(f)	All Other Compensation ($)(g)	Total ($)(h)
Alexander Bol	50,600	—	8,679	—	—	59,279
Frederick S. Fish	30,800	—	8,679	—	—	39,479
James J. Kennedy	10,900	—	8,679	—	3,088	22,667
Howard Kent	47,800	—	8,679	—	9,910	66,389
Nicholas Minoia	33,800	—	8,679	—	—	42,479
Harold Schechter	31,875	—	8,679	—	—	40,554
Lawrence B. Seidman	36,800	—	8,679	—	9,525	55,004
William Thompson	27,200	—	8,679	—	—	35,879
Raymond Vanaria	40,700	—	8,679	—	12,754	62,133

In the table above:

•

when we refer to “Fees Earned or Paid in Cash”, we are referring to all cash fees that Center paid or were accrued in 2013, including annual retainer fees, committee and /or chairmanship fees and meeting fees;

•	when we refer to “stock awards” or “option awards”, we are referring to the aggregate grant date fair value computed in accordance with FASB ASC Topic 718;

•

the grant date fair value for each of the option awards made to Center’s directors during 2013 was $2.50 per share; an option covering 3,473 shares of common stock was granted to each non-employee director on March 1, 2013; the options vest in 25% increments, beginning one year after the grant date;

•

the aggregate number of option awards outstanding for each director at December 31, 2013 were for Mr. Bol, 24,648 shares; Mr. Fish, 3,473 shares; Mr. Kennedy (who retired on May 20, 2013), 25,883 shares; Mr. Kent, 17,365 shares; Mr. Minoia, 13,892 shares; Mr. Schechter, 20,838 shares; Mr. Seidman, 20,838 shares; Mr. Thompson, 28,653 shares; and Mr. Vanaria, 20,838 shares;

•

when we refer to “Change in Pension Value and Nonqualified Deferred Compensation Earnings”, we are referring to the aggregate change in the present value of each director’s accumulated benefit under all defined benefit and actuarial plans from the measurement date used for preparing Center’s 2012 year-end financial statements to the measurement date used for preparing Center’s 2013 year-end financial statements;

•	the directors did not receive any nonqualified deferred compensation earnings during 2013; and

•	the amounts in the “All Other Compensation” column for Messrs. Kennedy, Kent, Seidman and Vanaria consist of amounts that Center paid on behalf of these individuals for health insurance coverage.

1993 Outside Director Stock Option Plan

Center’s 1993 Outside Director Stock Option Plan was adopted in order to attract and retain qualified directors. Pursuant to the 1993 Outside Director Stock Option Plan, each non-employee member of Center’s board received a one-time stock option covering 36,181 shares of Center’s common stock (as adjusted for stock splits and stock dividends). These options became exercisable in three installments, commencing one year after the date of grant, at a per share exercise price equal to the fair market value of one share of Center’s common stock on the date of grant. Such options may not be exercised more than ten years after their date of grant. No options were permitted to be granted under Center’s 1993 Outside Director Stock Option Plan after November 17, 2003.

Center initially had 569,876 shares of Center common stock authorized for issuance under the 1993 Outside Director Stock Option Plan (as adjusted for stock splits and stock dividends).

2003 Non-Employee Director Stock Option Plan

Center’s 2003 Non-Employee Director Stock Option Plan was adopted in order to attract and retain qualified directors. The 2003 Non-Employee Director Stock Option Plan initially provided that on June 1 of each year, directors who served continuously on Center’s board during the twelve months immediately preceding such date and who were not employed by Center or any of its subsidiaries during that twelve month period would be granted a stock option covering 3,000 shares of common stock. These options vest over a four year period, subject to acceleration in certain instances. For an eligible director who remained on Center’s Board for the periods listed below, the operation of the 2003 Non-Employee Director Stock Option Plan as initially adopted would be as follows:

Date	Effect
June 1, 2004	An option covering 3,000 shares is granted; this option is referred to as “Option A”; no shares are purchasable under Option A.
June 1, 2005	An option covering 3,000 shares is granted; this option is referred to as “Option B”); 750 shares are purchasable under Option A; and no shares are purchasable under Option B.
June 1, 2006

An option covering 3,000 shares is granted; this option is referred to as “Option C”; 1,500 shares are purchasable under Option A; 750 shares are purchasable under Option B; and no shares are purchasable under Option C.

June 1, 2007

An option covering 3,000 shares is granted; this option is referred to as “Option D”; 2,250 shares are purchasable under Option A; 1,500 shares are purchasable under Option B; 750 shares are purchasable under Option C; and no shares are purchasable under Option D.

During 2004, 2005, 2006 and 2007, after giving effect to stock splits and stock dividends, Center granted options covering 3,308, 3,473, 3,473 and 3,473 shares, respectively, to each non-employee member of Center’s board pursuant to the 2003 Non-Employee Director Stock Option Plan.

On February 28, 2008, Center’s board adopted amendments to the 2003 Non-Employee Director Stock Option Plan providing that options covering 3,473 shares would be granted on March 1 of each year, commencing March 1, 2008, to directors who served continuously on Center’s board during the six months immediately preceding such date and who were not employed by Center or any of its subsidiaries during that six month period. No changes were made to the vesting provisions of the 2003 Non-Employee Director Stock Option Plan.

All of the options granted in 2007, 2008, 2009 and 2010 are fully exercisable and three quarters of the options granted in 2011, one half of the options granted in 2012, and one quarter of the options granted in 2013 are exercisable on or before April 1, 2014. Center initially had 551,250 shares of Center common stock authorized for issuance under its 2003 Non-Employee Director Stock Option Plan (as adjusted for stock splits and stock dividends) and 406,527 shares remained available for grant as of January 1, 2014.

On January 20, 2014, in connection with the execution of the merger agreement with ConnectOne, Center’s board amended the 2003 Non-Employee Director Stock Option Plan to recognize service on an advisory board for purposes of vesting and exercisability of an option granted to a director while serving as a director of Center and to provide that notwithstanding any other provision in the 2003 Non-Employee Director Stock Option Plan, effective upon the execution of the merger agreement, no grants of options will be granted under the 2003 Non-Employee on the next (and last) scheduled annual grant date (March 1, 2014).

During 2013, there were no fees paid to any director of Center for any meeting of Center’s board. The chairman of the Audit Committee and the chairman of the Compensation Committee received $600 for each committee meeting attended. Members of the Audit Committee and the Compensation Committee received $400 for each committee meeting attended. Alexander A. Bol,

Chairman of the Board of Center, received a $16,000 annual retainer and $1,000 for each meeting of UCNB’s Board that he attended. Howard Kent, Chairman of UCNB, received a $16,000 annual retainer and $1,000 for each meeting of UCNB’s board that he attended. Raymond Vanaria, Vice-Chairman of the board of UCNB, received a $12,000 retainer and $900 for each meeting of UCNB’s board that he attended. All other directors of UCNB who are not officers of UCNB received an $8,000 annual retainer and $900 for each meeting of the UCNB board that they attended.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee consists of Alexander A. Bol, Lawrence B. Seidman, Harold Schechter and William A. Thompson. Of the persons named, only Mr. Bol has served as an officer and/or employee of Center Bancorp or Union Center National Bank. Mr. Weagley participates in determinations regarding compensation of all employees other than himself.

Certain of Center’s directors and officers and their associates have had loan transactions with Union Center National Bank in the ordinary course of business since January 1, 2011. All such transactions with these directors and officers and their associates were made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time of such transactions for comparable persons not related to us or Union Center National Bank and did not involve more than a normal risk of collectability or present other unfavorable features.

Compensation Committee Report

The Center Compensation Committee has reviewed and discussed with management the information provided under the caption “Compensation Discussion and Analysis” set forth above. Based on that review and those discussions, the Compensation Committee recommended to Center’s Board that such “Compensation Discussion and Analysis” be included in this Annual Report on Form 10-K.

Alexander A. Bol
Harold Schechter
Lawrence B. Seidman
William A. Thompson

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Principal Shareholders

Set forth below is the name and address of each shareholder of Center known by Center to have beneficially owned more than five percent of Center’s common stock as of April 3, 2014, along with the number of shares of Center common stock believed to be owned by such shareholder on such date and such shareholder’s percentage ownership, based on filings made with the Securities and Exchange Commission.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class
Lawrence B. Seidman	3,835,304 shares(1	)(2)	23.4%

(1)

Based on information provided by Mr. Seidman in the Voting and Sell Down Agreement, together with shares purchased subsequent to the date of that agreement upon the reinvestment of dividends under Center’s dividend reinvestment plan. Represents shares held by or on behalf of Seidman and Associates, L.L.C., Seidman Investment Partnership, L.P., Seidman Investment Partnership II, L.P., Broad Park Investors, LLC, Chewy Gooey Cookies, LP, LSBK06-08, L.L.C., Lawrence Seidman, clients of Lawrence Seidman, CBPS, L.L.C., 2514 Multi-Strategy Fund, L.P. and 2514 Select Fund, L.P. Seidman and Associates, L.L.C., Seidman Investment Partnership, L.P., Seidman Investment Partnership II, L.P., LSBK06-08, LLC and Lawrence Seidman have an address of 100 Misty Lane, Parsippany, New Jersey 07054. Mr. Seidman also has an address of 19 Veteri Place, Wayne, New Jersey 07470. Broad Park Investors, L.L.C. and Chewy Gooey Cookies, L.P. have an address of 80 Main Street, West Orange, New Jersey 07052. CBPS, L.L.C. has an address of One Rockefeller Plaza, New York, NY 10020, and 2514 Multi-Strategy Fund, L.P. and 2514 Select Fund, L.P. have an address of 15310 Amberly Drive, Suite 220 Tampa, Florida 33647.

(2)

For purposes of this table, beneficially owned shares include shares over which the named person exercises either sole or shared voting power or sole or shared investment power. It also includes shares owned (i) by a spouse, minor children or by relatives sharing the same home, (ii) by entities owned or controlled by the named person, and (iii) by other persons if the named person has the right to acquire such shares within 60 days by the exercise of any right or option. Unless otherwise noted, all shares are owned of record and beneficially by the named person, either directly or through the dividend reinvestment plan.

The following table provides the number of shares of Center Bancorp, Inc.’s common stock beneficially owned by the Company’s directors as of February 1, 2014.

Name	Shares of Common Sock Held Beneficially Directly and Indirectly		Percent of Shares Outstanding
Alexander A. Bol	144,545	(a)	0.88
Anthony C.Weagley	81,813		0.50
Frederick S. Fish	22,428		0.14
Howard Kent	330,581	(b)	2.02
Nicholas Minoia	22,386	(c)	0.14
Harold Schechter	24,311	(d)	0.15

Name	Shares of Common Sock Held Beneficially Directly and Indirectly		Percent of Shares Outstanding
Lawrence B. Seidman	3,835,283	(e)	23.41
William A. Thompson	97,655	(f)	0.60
Raymond Vanaria	93,651	(g)	0.57

(a)	Includes 2,842 shares owned by Mr. Bol’s spouse.

(b)	Includes 144,914 shares owned jointly with Mr. Kent’s spouse, 100,000 shares in trust and 73,510 shares in a pension account.

(c)	Includes 1,056 shares owned jointly with Mr. Minoia’s spouse.

(d)	Includes 3,997 shares owned jointly with Mr. Schechter’s spouse.

(e)	See “Principal Shareholders.”

(f)	Includes 13,579 shares held by Mr. Thompson’s spouse and children.

(g)	Includes 5,085 shares held by Mr. Vanaria’s spouse and children.

The shares set forth in the table above include the following number of shares subject to options exercisable by April 2, 2014: Mr. Bol, 19,440 shares; Mr. Weagley, 9,595 shares; Mr. Fish, 869 shares; Mr. Kent, 12,157 shares; Mr. Minoia, 8,684 shares; Mr. Schechter, 15,630 shares; Mr. Seidman, 15,630 shares; Mr. Thompson, 23,445 shares; and Mr. Vanaria, 15,630 shares.

As of February 1, 2014, Francis Patryn, Center’s Vice President and Chief Financial Officer, beneficially owned 16,960 shares of Center common stock (or 0.12%), including 0 shares subject to options exercisable by April 2, 2014; Arthur M. Wein, Center’s Vice President and Chief Operating Officer, beneficially owned 20,539 shares of Center common stock (or 0.13%), including 0 shares subject to options exercisable by April 2, 2014; Mark S. Cardone, Center’s Vice President and Branch Administrator, beneficially owned 12,126 shares of Center common stock (or 0.07%), including 6,130 shares subject to options exercisable by April 2, 2014; and James W. Sorge, Center’s Vice President and Compliance Officer, beneficially owned 4,521 shares of Center common stock (or 0.03%), including 0 shares subject to options exercisable by April 2, 2014.

As of February 1, 2014, the total number of shares of Center common stock directly and beneficially owned by all of Center’s directors and executive officers as a group as of such date (13 persons) amounted to 4,735,406 shares, or 29% of the Center common stock outstanding, including 126,324 shares subject to options exercisable by April 2, 2014.

There is no family relationship, by blood, marriage or adoption, between any of the foregoing directors and any other officer, director or employee of Center or UCNB.

Stock Compensation Plan Information

For information related to stock based compensation, see Note 16 of the Notes to Consolidated Financial Statements included in the Original Filing. The following table gives information about Center’s common stock that may be issued upon the exercise of options, warrants and rights under Center’s 2009 Equity Incentive Plan, 1999 Incentive Plan, 1993 Employee Stock Option Plan, 1993 Outside Director Stock Option Plan and 2003 Non-Employee Director Stock Option Plan as of December 31, 2013. These plans were Center’s only equity compensation plans in existence as of December 31, 2013.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Transactions

Certain of Center’s directors and officers and their associates have had loan transactions with Union Center National Bank in the ordinary course of business since January 1, 2011. All such transactions with these directors and officers and their associates were made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time of such transactions for comparable persons not related to us or Union Center National Bank and did not involve more than a normal risk of collectability or present other unfavorable features.

Policies and Procedures Concerning Related Party Transactions

The Audit Committee of Center’s board has adopted written procedures governing related party transactions. The procedures include the following:

•	all related party transactions that have been previously approved by Center’s board will not be included in the transactions that are approved by the Audit Committee;

•	any single related party transaction up to $10,000 is automatically deemed to be pre-approved by the Audit Committee;

•

the Chairman of the Audit Committee is authorized to approve, prior to payment, related party transactions over $10,000 but not exceeding $50,000, and may override any previously approved transaction; and

•	related party transactions over $50,000 must be approved, prior to payment, by a majority of the members of the Audit Committee.

For additional procedures, see the charter of Center’s Audit Committee, which is available to shareholders on Center’s website at www.centerbancorp.com under Governance Documents. The Audit Committee reviews related party transactions at least on a monthly basis. By “related party transaction,” we mean a transaction between Center or any of its subsidiaries, on the one hand, and an executive officer, director or immediate family member of an executive officer or a director, on the other hand.

Board Independence

Since the adoption of the Sarbanes-Oxley Act in July 2002, there has been a growing public and regulatory focus on the independence of directors. In response, Nasdaq adopted amendments to its definition of independence. Additional requirements relating to independence are imposed by the Sarbanes-Oxley Act with respect to members of the Audit Committee. Center’s board has determined that the members of its Audit Committee satisfy all applicable definitions of independence. Center’s board has also determined that the following nominees for election to the Center board (including all members of Center’s Nominating and Compensation Committees) satisfy the Nasdaq definition of independence: Alexander A. Bol, Frederick S. Fish, Howard Kent, Nicholas Minoia, Harold Schechter, Lawrence B. Seidman, William A. Thompson and Raymond Vanaria.

Item 14. Principal Accounting Fees and Services.

Accounting Fees and Other Accounting Matters

In accordance with the requirements of the Sarbanes-Oxley Act of 2002 and the Center Audit Committee’s charter, all audit and audit-related work and all non-audit work performed by Center’s principal independent accountants is approved in advance by the Audit Committee, including the proposed fees for such work. The Audit Committee is informed of each service actually rendered that was approved through its pre-approval process.

As previously reported, on July 8, 2013, BDO USA, LLP was engaged to serve as Center’s new independent registered public accounting firm for and with respect to the year ended December 31, 2013, and ParenteBeard LLC (“ParenteBeard”) was dismissed from that role. Accordingly, BDO USA, LLP audited Center’s financial statements for the year ended December 31, 2013. The following table sets forth a summary of the fees billed or expected to be billed to Center by (i) ParenteBeard for professional services rendered for the year ended December 31, 2012 and (ii) BDO USA, LLP for professional services rendered for the year ended December 31, 2013.

Fee Category	Fees for 2012	Fees for 2013
Audit Fees	$277,306	$277,334
Audit-Related Fees	$37,850	32,000
Tax Fees	$52,750	33,500
All Other Fees	$40,273	—

Audit Fees. Audit fees consist of the aggregate fees billed or expected to be billed to Center for the audit of the financial statements included in Center’s Annual Reports on Form 10-K for the years ended December 31, 2012 and December 31, 2013, and review of the financial statements included in Center’s Quarterly Reports on Form 10-Q during 2012 and 2013.

Audit-Related Fees. Audit-related fees consist of the aggregate fees billed for assurance and related services which are reasonably related to the performance of the audit or review of Center’s financial statements but are not reported under the immediately preceding paragraph.

Tax Fees. Tax fees consist of the aggregate fees billed or expected to be billed for tax services, principally representing advice regarding the preparation of income tax returns.

All Other Fees. All other fees consist of the aggregate fees billed for all services not covered in the immediately three preceding paragraphs.

Other Matters. Center’s Audit Committee has determined that the provision of all services provided by Center’s principal independent accountants during the years ended December 31, 2012 and December 31, 2013 is compatible with maintaining the independence of Center’s principal independent accountants.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)(3) EXHIBITS:

The following exhibits are filed or furnished, as specified below, with this Amendment No. 2:

Exhibit No.	Description

31.1*	Personal certification of the chief executive officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Personal certification of the chief financial officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Personal certification of the chief executive officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Personal certification of the chief financial officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Center Bancorp, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 29, 2014	CENTER BANCORP, INC.

	By:	/s/ Anthony C. Weagley
Anthony C. Weagley
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of Center Bancorp, Inc., in the capacities described below, have signed this report on April 29, 2014.

Signatures	Title	Date

/s/ Anthony C. Weagley	Director, President and Chief Executive	April 29, 2014
Anthony C. Weagley	Officer (Principal Executive Officer)

/s/ Francis R. Patryn*	(Principal Financial Officer and Principal	April 29, 2014
Francis R. Patryn	Accounting Officer)

/s/ Alexander Bol*	Director	April 29, 2014
Alexander Bol

/s/ Frederick Fish*	Director	April 29, 2014
Frederick Fish

/s/ Harold Kent*	Director	April 29, 2014
Harold Kent

/s/ Nicholas Minoia*	Director	April 29, 2014
Nicholas Minoia

Harold Schechter	Director

/s/ Lawrence B. Seidman*	Director	April 29, 2014
Lawrence B. Seidman

/s/ William Thompson*	Director	April 29, 2014
William Thompson

/s/ Raymond Vanaria*	Director	April 29, 2014
Raymond Vanaria

*By:
/s/ Anthony C. Weagley
(Anthony C. Weagley
Attorney-in-fact)

EXHIBIT INDEX

Exhibit No.	Description

31.1*	Personal certification of the chief executive officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Personal certification of the chief financial officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Personal certification of the chief executive officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Personal certification of the chief financial officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith.

** Furnished herewith.