Form 10-Q
period 2014-03-31
CENTER BANCORP INC
filed 2014-05-12
CIK 712771

UNITED STATES OF AMERICA

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

                               (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2014

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, no par value:	16,401,762 shares
(Title of Class)	(Outstanding as of May 9, 2014)

PART I – FINANCIAL INFORMATION

The following unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and, accordingly, do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2014, or for any other interim period. The Center Bancorp, Inc. 2013 Annual Report on Form 10-K, should be read in conjunction with these financial statements.

Item 1. Financial Statements

CENTER BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CONDITION

( in thousands, except for share and per share data)	March 31, 2014	December 31, 2013
	(Unaudited)
ASSETS
Cash and due from banks	$106,282	$82,692
Investment securities:
Available-for-sale	287,471	323,070
Held-to-maturity (fair value of $ 214,952 and $210,958)	214,191	215,286
Loans	987,529	960,943
Less: Allowance for loan losses	10,633	10,333
Net loans	976,896	950,610
Restricted investment in bank stocks, at cost	8,986	8,986
Premises and equipment, net	13,833	13,681
Accrued interest receivable	6,341	6,802
Bank-owned life insurance	35,989	35,734
Goodwill and other intangible assets	16,821	16,828
Other real estate owned	220	220
Due from brokers for investment securities	—	8,759
Other assets	9,130	10,414
Total assets	$1,676,160	$1,673,082

LIABILITIES
Deposits:
Non-interest bearing	$223,332	$227,370
Interest-bearing:
Time deposits $100 and over	110,353	99,444
Interest-bearing transaction, savings and time deposits less than $100	1,006,200	1,015,191
Total deposits	1,339,885	1,342,005
Long-term borrowings	146,000	146,000
Subordinated debentures	5,155	5,155
Accounts payable and accrued liabilities	11,307	11,338
Total liabilities	1,502,347	1,504,498

STOCKHOLDERS’ EQUITY
Preferred stock, $1,000 liquidation value per share, authorized 5,000,000 shares; issued and outstanding 11,250 shares of Series B preferred stock at March 31, 2014 and December 31, 2013; total liquidation value of $11,250,000 at March 31, 2014 and December 31, 2013	11,250	11,250
Common stock, no par value, authorized 25,000,000 shares; issued 18,477,412 shares at March 31, 2014 and December 31, 2013; outstanding 16,369,012 shares at March 31, 2014 and December 31, 2013	110,056	110,056
Additional paid-in capital	5,002	4,986
Retained earnings	65,053	61,914
Treasury stock, at cost (2,108,400 common shares at March 31, 2014 and December 31, 2013)	(17,078)	(17,078)
Accumulated other comprehensive loss	(470)	(2,544)
Total stockholders’ equity	173,813	168,584
Total liabilities and stockholders’ equity	$1,676,160	$1,673,082

See accompanying notes to unaudited consolidated financial statements.

CENTER BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended March 31,
(in thousands, except for share and per share data)	2014	2013

Interest income
Interest and fees on loans	$10,111	$9,923
Interest and dividends on investment securities:
Taxable	3,016	2,972
Tax-exempt	1,056	1,076
Dividends	154	131
Interest on federal funds sold and other short-term investment	—	2
Total interest income	14,337	14,104
Interest expense
Interest on certificates of deposit $100 or more	207	239
Interest on other deposits	1,109	1,045
Interest on borrowings	1,411	1,450
Total interest expense	2,727	2,734
Net interest income	11,610	11,370
Provision for loan losses	625	—
Net interest income after provision for loan losses	10,985	11,370
Other income
Service charges, commissions and fees	497	406
Annuities and insurance commissions	100	100
Bank-owned life insurance	255	565
Loan related fees	181	227
Net gains on sale of loans held for sale	36	138
Other	37	90
Other-than-temporary impairment losses on investment securities	—	(24)
Net gains on sale of investment securities	1,415	343
Net investment securities gains	1,415	319
Total other income	2,521	1,845
Other expense
Salaries and employee benefits	3,332	3,490
Occupancy and equipment	1,080	906
FDIC insurance	300	313
Professional and consulting	255	219
Stationery and printing	84	85
Marketing and advertising	40	101
Computer expense	345	353
Other real estate owned, net	2	19
Merger-related expenses	1,060	—
All other	998	1,052
Total other expense	7,496	6,538
Income before income tax expense	6,010	6,677
Income tax expense	1,612	1,753
Net Income	4,398	4,924
Preferred stock dividends	28	56
Net income available to common stockholders	$4,370	$4,868
Earnings per common share
Basic	$0.27	$0.30
Diluted	$0.27	$0.30
Weighted average common shares outstanding
Basic	16,350,183	16,348,215
Diluted	16,405,540	16,373,588
Dividend paid per common share	$0.075	$0.055

See accompanying notes to unaudited consolidated financial statements.

CENTER BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31,
(in thousands)	2014	2013
Net income	$4,398	$4,924
Other comprehensive income, net of tax:
Unrealized gains on securities available-for-sale:
Unrealized holding gains on available-for-sale securities	3,516	548
Tax effect	(1,190)	(200)
Net of tax amount	2,326	348
Reclassification adjustment of OTTI losses	—	24
Tax effect	—	(6)
Net of tax amount	—	18
Reclassification adjustment for net gains arising during the period	(1,415)	(343)
Tax effect	380	90
Net of tax amount	(1,035)	(253)
Amortization of unrealized holding gains (losses) on securities transferred from available-for-sale to held-to-maturity	45	(14)
Tax effect	(20)	5
Net of tax amount	25	(9)
Pension Plan:
Actuarial gains	1,281	—
Tax effect	(523)	—
Net of tax amount	758	—
Total other comprehensive income	2,074	104
Total comprehensive income	$6,472	$5,028

See accompanying notes to unaudited consolidated financial statements.

CENTER BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

(in thousands, except for share and per share data)	Preferred Stock	Common Stock	Additional Paid In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance as of January 1, 2013	$11,250	$110,056	$4,801	$46,753	$(17,232)	$5,063	$160,691
Net income				4,924			4,924
Other comprehensive income, net of tax						104	104
Dividend on series B preferred stock				(85)			(85)
Issuance cost of common stock				(3)			(3)
Cash dividends declared on common stock ($0.055 per share)				(899)			(899)
Stock issued for options exercise (1,000 shares)			8		2		10
Stock-based compensation expense			11				11
Balance as of March 31, 2013	$11,250	$110,056	$4,820	$50,690	$(17,230)	$5,167	$164,753
Balance as of January 1, 2014	$11,250	$110,056	$4,986	$61,914	$(17,078)	$(2,544)	$168,584
Net income				4,398			4,398
Other comprehensive income, net of tax						2,074	2,074
Dividend on series B preferred stock				(28)			(28)
Issuance cost of common stock				(3)			(3)
Cash dividends declared on common stock ($0.075 per share)				(1,228)			(1,228)
Stock-based compensation expense			16				16
Balance as of March 31, 2014	$11,250	$110,056	$5,002	$65,053	$(17,078)	$(470)	$173,813

See accompanying notes to unaudited consolidated financial statements.

CENTER BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net income	$4,398	$4,924
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of premiums and accretion of discounts on investment securities, net	536	958
Depreciation and amortization	204	212
Stock-based compensation	16	11
Provision for loan losses	625	—
Net other-than-temporary impairment losses on investment securities	—	24
Gains on sales of investment securities, net	(1,415)	(343)
Loans originated for resale	(2,168)	(7,605)
Proceeds from sale of loans held for sale	2,204	8,460
Gains on sale of loans held for sale	(36)	(138)
Decrease in accrued interest receivable	461	426
Decrease in prepaid FDIC insurance assessments	—	286
Increase in cash surrender value of bank-owned life insurance	(255)	(274)
Life insurance death benefit	—	(291)
Decrease in other assets	1,588	909
(Decrease) increase in other liabilities	(31)	609
Net cash provided by operating activities	6,127	8,168
Cash flows from investing activities:
Investment securities available-for-sale:
Purchases	(10,397)	(37,204)
Sales	50,611	45,006
Maturities, calls and principal repayments	6,999	14,121
Investment securities held-to-maturity:
Purchases	—	(4,996)
Maturities and principal repayments	890	689
Net redemption (purchases) of restricted investment in bank stocks	—	(2)
Net (increase) decrease in loans	(26,911)	10,044
Purchases of premises and equipment	(350)	(182)
Proceeds from bank-owned life insurance death benefits	—	592
Net cash provided by investing activities	20,842	28,068
Cash flows from financing activities:
Net decrease in deposits	(2,120)	(24,699)
Cash dividends on preferred stock	(28)	(28)
Cash dividends on common stock	(1,228)	(899)
Issuance cost of common stock	(3)	(3)
Proceeds from exercise of stock options	—	10
Net cash used in financing activities	(3,379)	(25,619)
Net increase in cash and cash equivalents	23,590	10,617
Cash and cash equivalents at beginning of period	82,692	106,138
Cash and cash equivalents at end of period	$106,282	$116,755
Supplemental disclosures of cash flow information:
Cash payments for:
Interest paid on deposits and borrowings	$2,723	$2,727
Income taxes	$500	$—
Supplemental disclosures of non-cash investing activities:
Trade date accounting settlements for investments, net	$—	$650
Transfer of loans to other real estate owned	$—	$236
Transfer from investment securities available-for-sale to investment securities held-to-maturity	$—	$15,936

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

Note 2.  Earnings per Common Share

Basic earnings per common share (“EPS”) is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding. Diluted EPS includes any additional common shares as if all potentially dilutive common shares were issued (e.g., stock options). The Corporation’s weighted average common shares outstanding for diluted EPS include the effect of stock options and restricted stock awards outstanding using the Treasury Stock Method, which are not included in the calculation of basic EPS. Anti-dilutive stock option and restricted stock award shares outstanding were 757 for the three months ended March 31, 2014, and anti-dilutive stock option shares outstanding were 31,604, for the three months ended March 31, 2013.

Earnings per common share have been computed based on the following:

	Three Months Ended March 31,
(in thousands, except per share amounts)	2014	2013
Net income	$4,398	$4,924
Preferred stock dividends	(28)	(56)
Net income available to common shareholders	$4,370	$4,868
Basic weighted average common shares outstanding	16,350	16,348
Plus: effect of dilutive options	56	26
Diluted weighted average common shares outstanding	16,406	16,374
Earnings per common share:
Basic	$0.27	$0.30
Diluted	$0.27	$0.30

Note 3.  Stock-Based Compensation

The Corporation maintains two stock-based compensation plans from which new grants could be issued. The Corporation’s stock-based compensation plans permit Parent Corporation common stock to be issued to key employees and directors of the Corporation and its subsidiaries. The options granted under the plans are intended to be either incentive stock options or non-qualified options. Under the 2009 Equity Incentive Plan, a total of 363,081 shares are available for grant and issuance as of March 31, 2014. Under the 2003 Non-Employee Director Stock Option Plan, a total of 380,644 shares remain available for grant and issuance under the plan as of March 31, 2014. Such shares may be treasury shares, newly issued shares or a combination thereof.

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

For the three months ended March 31, 2014, the Corporation’s income before income taxes and net income were reduced by $29,000 and $17,000, respectively, as a result of the compensation expense related to stock options and restricted stock awards. For the three months ended March 31, 2013, the Corporation’s income before income taxes and net income were reduced by $11,000 and $7,000, respectively, as a result of the compensation expense related to stock options.

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

There were 18,829 restricted stock awards outstanding at March 31, 2014 and none at March 31, 2013. These awards were issued with an award price equal to the market price of the Corporation’s common stock on the award date and with a five year vesting period. Forfeiture provisions exist for personnel that separate employment before vesting period expires. During the three months of 2014, none of the shares of restricted stock were vested.

There were 0 and 31,257 shares of common stock underlying options that were granted during the three months ended March 31, 2014 and 2013, respectively. The fair value of share-based payment awards was estimated using the Black-Scholes option pricing model with the following assumptions and weighted average fair values at the time the grants were awarded:

	Three Months Ended March 31,
	2014	2013
Weighted average fair value of grants	$—	$2.50
Risk-free interest rate	—%	1.86%
Dividend yield	—%	1.76%
Expected volatility	—%	23.21%
Expected life in months	—	69

Activity under the stock-based compensation plans as of March 31, 2014 and changes during the three months ended March 31, 2014 were as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2013	214,263	$10.59
Granted – options	—	—
Exercised	—	—
Canceled/expired	—	—
Forfeited	—	—
Outstanding at March 31, 2014	214,263	10.59	5.46	$1,801,405
Exercisable at March 31, 2014	164,821	$10.24	4.55	$1,443,161

The aggregate intrinsic value of options above represents the total pre-tax intrinsic value (the difference between the Corporation’s closing stock price on the last trading day of the first quarter of 2014 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2014. This amount changes based on the fair value of the Corporation’s stock.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 3.  Stock-Based Compensation—(continued)

As of March 31, 2014, there was approximately $130,000 of total unrecognized compensation expense relating to unvested stock options. These costs are expected to be recognized over a weighted average period of 2.74 years. As of March 31, 2014, there was approximately $207,000 of total unrecognized compensation expense relating to unvested restricted stock awards. These costs are expected to be recognized over a weighted average period of five years.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 5.  Comprehensive Income

Total comprehensive income includes all changes in equity during a period arising from transactions and other events and circumstances from non-owner sources. The Corporation’s other comprehensive income is comprised of unrealized holding gains and losses on investment securities available-for-sale, and actuarial gains of defined benefit plans, net of taxes.

Details about Accumulated Other	Amounts Reclassified from Accumulated		Affected Line Item in the Statement Where Net
Comprehensive Income Components	Other Comprehensive Income		Income is Presented
	Three Months Ended March 31,
(Dollars in thousands)	2014	2013
OTTI losses	$—	$(24)	Net investment securities gains
	—	6	Tax benefit
	—	(18)	Net of tax
Sale of investment securities available-for-sale	1,415	343	Net investment securities gains
	(380)	(90)	Tax expense
	1,035	253	Net of tax
Amortization of unrealized holding (losses) gains on securities transferred from available-for-sale to held-to-maturity	(45)	14	Interest income
	20	(5)	Tax benefit (expense)
	(25)	9	Net of tax
Total reclassification	$1,010	$244	Net of tax

 Accumulated other comprehensive loss at March 31, 2014 and December 31, 2013 consisted of the following:

	March 31, 2014	December 31, 2013
	(Dollars in thousands)
Net unrealized gain on investment securities available-for-sale, net of tax	$3,665	$2,374
Unamortized component of securities transferred from available-for-sale to held-to-maturity, net of tax	(1,400)	(1,425)
Defined benefit pension and post-retirement plans, net of tax	(2,735)	(3,493)
Total accumulated other comprehensive loss	$(470)	$(2,544)

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 6.  Investment Securities

The Corporation’s investment securities are classified as available-for-sale and held-to-maturity at March 31, 2014 and December 31, 2013. Investment securities available-for-sale are reported at fair value with unrealized gains or losses included in equity, net of tax. Accordingly, the carrying value of such securities reflects their fair value at the balance sheet date. Fair value is based upon either quoted market prices, or in certain cases where there is limited activity in the market for a particular instrument, assumptions are made to determine their fair value. See Note 8 of the Notes to Consolidated Financial Statements for a further discussion.

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

The following tables present information related to the Corporation’s investment securities at March 31, 2014 and December 31, 2013.

	March 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in thousands)
Investment Securities Available-for-Sale:
U.S. Treasury and agency securities	$14,361	$—	$(465)	$13,896
Federal agency obligations	23,381	23	(314)	23,090
Residential mortgage pass-through securities	46,354	936	(102)	47,188
Commercial mortgage pass-through securities	3,079	—	(116)	2,963
Obligations of U.S. states and political subdivisions	14,353	586	—	14,939
Trust preferred securities	19,764	329	(296)	19,797
Corporate bonds and notes	136,152	5,647	(148)	141,651
Asset-backed securities	15,386	168	—	15,554
Certificates of deposit	2,100	38	(9)	2,129
Equity securities	376	—	(84)	292
Mutual funds and money market funds	6,141	—	(169)	5,972
Total	$281,447	$7,727	$(1,703)	$287,471

Investment Securities Held-to-Maturity:
U.S. Treasury and agency securities	$28,108	$—	$(315)	$27,793
Federal agency obligations	14,521	106	(71)	14,556
Residential mortgage pass-through securities	2,160	—	(35)	2,125
Commercial mortgage pass-through securities	4,379	59	(39)	4,399
Obligations of U.S. states and political subdivisions	127,111	2,389	(1,685)	127,815
Corporate bonds and notes	37,912	410	(58)	38,264
Total	$214,191	$2,964	$(2,203)	$214,952

Total investment securities	$495,638	$10,691	$(3,906)	$502,423

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	December 31, 2013
	(dollars in thousands)
Investment Securities Available-for-Sale:
U.S. Treasury and agency securities	$14,344	$—	$(825)	$13,519
Federal agency obligations	20,567	29	(655)	19,941
Residential mortgage pass-through securities	48,312	791	(229)	48,874
Commercial mortgage pass-through securities	7,145	3	(157)	6,991
Obligations of U.S. states and political subdivisions	30,804	711	(55)	31,460
Trust preferred securities	19,763	150	(510)	19,403
Corporate bonds and notes	154,182	4,930	(482)	158,630
Asset-backed securities	15,733	246	—	15,979
Certificates of deposit	2,250	32	(20)	2,262
Equity securities	376	—	(89)	287
Mutual funds and money market funds	5,671	68	(15)	5,724
Total	$319,147	$6,960	$(3,037)	$323,070
Investment Securities Held-to-Maturity:
U.S. Treasury and agency securities	$28,056	$—	$(1,019)	$27,037
Federal agency obligations	15,249	23	(389)	14,883
Residential mortgage-backed securities	2,246	—	(64)	2,182
Commercial mortgage-backed securities	4,417	41	(62)	4,396
Obligations of U.S. states and political subdivisions	127,418	1,303	(3,688)	125,033
Corporate bonds and notes	37,900	149	(622)	37,427
Total	$215,286	$1,516	$(5,844)	$210,958
Total investment securities	$534,433	$8,476	$(8,881)	$534,028

 The following table presents information for investment securities available-for-sale at March 31, 2014, based on scheduled maturities. Actual maturities can be expected to differ from scheduled maturities due to prepayment or early call options of the issuer.

	March 31, 2014
	Amortized Cost	Fair Value
Investment Securities Available-for-Sale :	(in thousands)
Due in one year or less	$5,569	$5,596
Due after one year through five years	50,584	51,839
Due after five years through ten years	121,166	125,250
Due after ten years	48,178	48,371
Residential mortgage pass-through securities	46,354	47,188
Commercial mortgage pass-through securities	3,079	2,963
Equity securities	376	292
Mutual funds and money market funds	6,141	5,972
Total	$281,447	$287,471
Investment Securities Held-to-Maturity :
Due in one year or less	$2,056	$2,060
Due after one year through five years	12,946	13,204
Due after five years through ten years	68,449	68,440
Due after ten years	124,201	124,724
Residential mortgage-backed securities	2,160	2,125
Commercial mortgage pass-through securities	4,379	4,399
Total	$214,191	$214,952

Total investment securities	$495,638	$502,423

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

 For the three months ended March 31, 2014, proceeds of available-for-sale investment securities sold amounted to approximately $50.6 million.

The varying amount of sales from the available-for-sale portfolio over the past few years reflect the significant volatility present in the market. Given the historic low interest rates prevalent in the market, it is necessary for the Corporation to protect itself from interest rate exposure. Securities that once appeared to be sound investments can, after changes in the market, become securities that the Corporation has the flexibility to sell to avoid losses and mismatches of interest-earning assets and interest-bearing liabilities at a later time

Gross gains and losses from the sales of investment securities for the three month periods ended March 31, 2014 and 2013 were as follows:

	Three Months Ended March 31,
(in thousands)	2014	2013
Gross gains on sales of investment securities	$1,432	$432
Gross losses on sales of investment securities	(17)	(89)
Net gains on sales of investment securities	$1,415	$343

The following summarizes OTTI charges for the periods indicated.

	Three Months Ended
	March 31,
(in thousands)	2014	2013
Principal losses on a variable rate CMO	$—	$24
Total other-than-temporary impairment charges	$—	$24

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents detailed information for each trust preferred security held by the Corporation at March 31, 2014 which has at least one rating below investment grade.

Deal Name	Single Issuer or Pooled	Class/ Tranche	Amortized Cost	Fair Value	Gross Unrealized Gain (Loss)	Lowest Credit Rating Assigned	Number of Banks Currently Performing	Deferrals and Defaults as % of Original Collateral	Expected Deferral/Defaults as % of Remaining Performing Collateral
	(dollars in thousands)
Countrywide Capital IV	Single	—	$1,771	$1,805	$34	BB+	1	None	None
Countrywide Capital V	Single	—	2,747	2,803	56	BB+	1	None	None
Countrywide Capital V	Single	—	250	255	5	BB+	1	None	None
Citigroup Cap IX	Single	—	992	1,011	19	BB	1	None	None
Citigroup Cap IX	Single	—	1,907	1,952	45	BB	1	None	None
Citigroup Cap XI	Single	—	246	251	5	BB	1	None	None
Nationsbank Cap Trust III	Single	—	1,574	1,278	(296)	BB+	1	None	None
Morgan Stanley Cap Trust IV	Single	—	2,500	2,506	6	BB+	1	None	None
Morgan Stanley Cap Trust IV	Single	—	1,742	1,752	10	BB+	1	None	None
Saturns — GS 2004-04	Single	—	535	535	—	BB+	1	None	None
Goldman Sachs	Single	—	1,000	1,032	32	BB+	1	None	None
Stifel Financial	Single	—	4,500	4,617	117	BBB-	1	None	None
Total			$19,764	$19,797	$33

On April 28, 2014, the two Citigroup Cap IX and one Citigroup XI securities referenced in the table above were called at par and resulted in a realized gain of $35,000 at that date.

 Credit Loss Portion of OTTI Recognized in Earnings on Debt Securities

	Three Months Ended March 31, 2014	Year Ended December 31, 2013
	(in thousands)
Balance of credit-related OTTI at January 1,	$—	$4,450
Addition:
Credit losses on investment securities for which other-than-temporary impairment was not previously recognized	—	652
Reduction:
Credit losses on investment securities sold during the period	—	(5,102)
Balance of credit-related OTTI at period end	$—	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited)

Temporarily Impaired Investments

For all securities, the Corporation does not believe that the unrealized losses, which were comprised of 130 investment securities as of March 31, 2014, represent an other-than-temporary impairment. The gross unrealized losses of $3.9 million associated with U.S. Treasury and agency securities, federal agency obligations, mortgage-backed securities, corporate bonds, tax-exempt securities, mutual funds and equity securities are not considered to be other than temporary because these unrealized losses are related to changes in interest rates and do not affect the expected cash flows of the underlying collateral or issuer.

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

The Corporation evaluates all securities with unrealized losses quarterly to determine whether the loss is other than temporary. Unrealized losses in the collateralized mortgage obligations category consist primarily of private issue collateralized mortgage obligations. Unrealized losses in the corporate debt securities category consist of losses on single issuer corporate trust preferred securities, and corporate debt securities issued by large financial institutions, insurance companies and other corporate issuers. The unrealized loss in equity securities consists of losses on other bank equities. The decline in fair value is due in large part to the lack of an active trading market for these securities, changes in market credit spreads and rating agency downgrades. For collateralized mortgage obligations, management reviewed expected cash flows and credit support to determine if it was probable that all principal and interest would be repaid. None of the corporate issuers have defaulted on interest payments. Management concluded that these securities were not other-than-temporarily impaired at March 31, 2014. Future deterioration in the cash flow on collateralized mortgage obligations or the credit quality of these large financial institution issuers of TRUP debt securities could result in impairment charges in the future.

In determining that the securities giving rise to the previously mentioned unrealized losses were not other-than-temporary, the Corporation evaluated the factors cited above, which the Corporation considers when assessing whether a security is other-than-temporarily impaired. In making these evaluations the Corporation must exercise considerable judgment. Accordingly there can be no assurance that the actual results will not differ from the Corporation’s judgments and that such differences may not require the future recognition of other-than-temporary impairment charges that could have a material effect on the Corporation’s financial position and results of operations. In addition, the value of, and the realization of any loss on an investment security are subject to numerous risks as cited above.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables indicate gross unrealized losses not recognized in income and fair value, aggregated by investment category and the length of time individual securities have been in a continuous unrealized loss position at March 31, 2014 and December 31, 2013:

	March 31, 2014
	Total		Less than 12 Months		12 Months or Longer
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
Investment Securities Available-for-Sale:
U.S. Treasury and agency securities	$13,896	$(465)	$13,896	$(465)	$—	$—
Federal agency obligations	19,508	(314)	19,032	(275)	476	(39)
Residential mortgage pass-through securities	5,344	(102)	5,344	(102)	—	—
Commercial mortgage pass-through securities	2,963	(116)	2,963	(116)	—	—
Trust preferred securities	1,278	(296)	—	—	1,278	(296)
Corporate bonds and notes	13,387	(148)	11,440	(112)	1,947	(36)
Certificates of deposit	415	(9)	415	(9)	—	—
Equity securities	292	(84)	—	—	292	(84)
Mutual funds and money market funds	5,330	(169)	4,355	(145)	975	(24)
Total	62,413	(1,703)	57,445	(1,224)	4,968	(479)
Investment Securities Held-to-Maturity:
U.S. Treasury and agency securities	27,793	(315)	27,793	(315)	—	—
Federal agency obligations	5,751	(71)	5,751	(71)	—	—
Residential mortgage pass-through securities	2,125	(35)	2,125	(35)	—	—
Commercial mortgage pass-through securities	1,402	(39)	1,402	(39)	—	—
Obligations of U.S. states and political subdivisions	57,017	(1,685)	39,474	(960)	17,543	(725)
Corporate bonds and notes	11,396	(58)	11,396	(58)	—	—
Total	105,484	(2,203)	87,941	(1,478)	17,543	(725)
Total Temporarily Impaired Securities	$167,897	$(3,906)	$145,386	$(2,702)	$22,511	$(1,204)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	December 31, 2013
	Total		Less than 12 Months		12 Months or Longer
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
Investment Securities Available-for-Sale:
U.S. Treasury and agency securities	$13,519	$(825)	$13,519	$(825)	$—	$—
Federal agency obligation	17,200	(655)	17,200	(655)	—	—
Residential mortgage pass-through securities	18,293	(229)	18,293	(229)	—	—
Commercial mortgage pass-through securities	2,924	(157)	2,924	(157)	—	—
Obligations of U.S. states and political subdivisions	4,199	(55)	4,199	(55)	—	—
Trust preferred securities	5,306	(510)	4,031	(211)	1,275	(299)
Corporate bonds and notes	32,498	(482)	30,533	(448)	1,965	(34)
Certificates of deposit	552	(20)	552	(20)	—	—
Equity securities	287	(89)	—	—	287	(89)
Mutual funds and money market funds	985	(15)	—	—	985	(15)
Total	95,763	(3,037)	91,251	(2,600)	4,512	(437)
Investment Securities Held-to-Maturity:
U.S. Treasury and agency securities	$27,037	$(1,019)	$27,037	$(1,019)	$—	$—
Federal agency obligation	13,492	(389)	13,197	(388)	295	(1)
Residential mortgage pass-through securities	2,182	(64)	2,182	(64)	—	—
Commercial mortgage pass-through securities	1,395	(62)	1,395	(62)	—	—
Obligations of U.S. states and political subdivisions	66,034	(3,688)	57,072	(2,957)	8,962	(731)
Corporate bonds and notes	27,210	(622)	27,210	(622)	—	—
Total	137,350	(5,844)	128,093	(5,112)	9,257	(732)
Total Temporarily Impaired Securities	$233,113	$(8,881)	$219,344	$(7,712)	$13,769	$(1,169)

Investment securities having a carrying value of approximately $110.4 million and $109.3 million at March 31, 2014 and December 31, 2013, respectively, were pledged to secure public deposits, borrowings, and Federal Home Loan Bank advances and for other purposes required or permitted by law.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

(Unaudited)

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

As of March 31, 2014, the unpaid principal balance of the Corporation’s portfolio of residential mortgage loans sold to Fannie Mae was $8.2 million. These loans are generally sold on a non-recourse basis. The agreements under which the Corporation sells residential mortgage loans require the Corporation to deliver various documents to the investor or its document custodian. Although these loans are primarily sold on a non-recourse basis, the Corporation may be obligated to repurchase residential mortgage loans where required documents are not delivered or are defective. Investors may require the immediate repurchase of a mortgage loan when an early payment default discovered in an underwriting review reveals significant underwriting deficiencies, even if the mortgage loan has subsequently been brought current. As of March 31, 2014, there were no pending repurchase requests related to representation and warranty provisions.

Composition of Loan Portfolio

The following table sets forth the composition of the Corporation’s loan portfolio, including net deferred fees and costs, at March 31, 2014 and December 31, 2013:

	March 31,	December 31,
	2014	2013
	(in thousands)
Commercial and industrial	$249,365	$229,688
Commercial real estate	548,133	536,539
Construction	39,308	42,722
Residential mortgage	149,653	150,571
Installment	747	1,084
Subtotal	987,206	960,604
Net deferred loan costs	323	339
Total loans	$987,529	$960,943

At March 31, 2014 and December 31, 2013, loans to executive officers and directors aggregated approximately $20,282,000 and $20,365,000, respectively. During the three months ended March 31, 2014, the Corporation made new loans and advances to executive officers and directors in the amount of $465,000. Payments and payoffs by such persons during the three months ended March 31, 2014 aggregated $548,000. Management is of the opinion that the above loans were made on the same terms and conditions as those prevailing for comparable transactions with non-related borrowers.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

At March 31, 2014 and December 31, 2013, loan balances of approximately $582.2 million and $564.7 million, respectively, were pledged to secure borrowings from the Federal Reserve Bank of New York and the Federal Home Loan Bank of New York.

The following table presents information about loan receivables on non-accrual status at March 31, 2014 and December 31, 2013:

Loans Receivable on Non-Accrual Status
	March 31, 2014	December 31, 2013
	(in thousands)
Commercial and industrial	$404	$753
Commercial real estate	1,413	744
Residential mortgage	1,606	1,640
Total loans receivable on non-accrual status	$3,423	$3,137

The amount of interest income that would have been recorded on non-accrual loans during the three months ended March 31, 2014, the year ended December 31, 2013 and three months ended March 31, 2013, had payments remained in accordance with the original contractual terms, was $54,000, $104,000 and $33,000, respectively.

On April 4, 2014 the Corporation received on contract of sale for collateral securing $729,000 loan reported as non-accrual at March 31, 2014.

The Corporation continuously monitors the credit quality of its loans receivable. In addition to its internal staff, the Corporation utilizes the services of a third party loan review firm to rate the credit quality of its loans receivable. Credit quality is monitored by reviewing certain credit quality indicators. Assets classified “Pass” are deemed to possess average to superior credit quality, requiring no more than normal attention. Assets classified as “Special Mention” have generally acceptable credit quality yet possess higher risk characteristics/circumstances than satisfactory assets. Such conditions include strained liquidity, slow pay, stale financial statements, or other conditions that require more stringent attention from the lending staff. These conditions, if not corrected, may weaken the loan quality or inadequately protect the Corporation’s credit position at some future date. Assets are classified “Substandard” if the asset has a well defined weakness that requires management’s attention to a greater degree than for loans classified special mention. Such weakness, if left uncorrected, could possibly result in the compromised ability of the loan to perform to contractual requirements. An asset is classified as “Doubtful” if it is inadequately protected by the net worth and/or paying capacity of the obligor or of the collateral, if any, that secures the obligation. Assets classified as doubtful include assets for which there is a “distinct possibility” that a degree of loss will occur if the inadequacies are not corrected. All loans past due 90 days or more and all impaired loans are included in the appropriate category below. The following table presents information, excluding net deferred costs, about the Corporation’s loan credit quality at March 31, 2014 and December 31, 2013:

Credit Quality Indicators
	March 31, 2014
	Pass	Special Mention	Substandard	Doubtful	Total
	(in thousands)
Commercial and industrial	$246,130	$1,796	$1,112	$327	$249,365
Commercial real estate	520,626	17,419	10,088	—	548,133
Construction	38,078	—	1,230	—	39,308
Residential mortgage	146,265	970	2,418	—	149,653
Installment	632	—	115	—	747
Total loans	$951,731	$20,185	$14,963	$327	$987,206

	December 31, 2013
	Pass	Special Mention	Substandard	Doubtful	Total
	(in thousands)
Commercial and industrial	$226,013	$1,719	$1,284	$672	$229,688
Commercial real estate	509,679	14,544	12,316	—	536,539
Construction	41,492	—	1,230	—	42,722
Residential mortgage	147,379	978	2,214	—	150,571
Installment	964	—	120	—	1,084
Total loans	$925,527	$17,241	$17,164	$672	$960,604

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table provides an analysis of the impaired loans at March 31, 2014 and December 31, 2013:

	March 31, 2014
		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance

No Related Allowance Recorded	(in thousands)
Commercial and industrial	$642	$975	$—
Commercial real estate	8,244	8,545	—
Residential mortgage	2,112	2,254	—
Installment	115	115	—
Total	$11,113	$11,889	$—

With An Allowance Recorded
Commercial real estate	$4,333	$4,333	$227
Total	$4,333	$4,333	$227

Total
Commercial and industrial	$642	$975	$—
Commercial real estate	12,577	12,878	227
Residential mortgage	2,112	2,254	—
Installment	115	115	—
Total (including related allowance)	$15,446	$16,222	$227

	December 31, 2013
		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance
No Related Allowance Recorded	(in thousands)
Commercial and industrial	$449	$449	$—
Commercial real estate	10,482	10,783	—
Residential mortgage	1,858	2,000	—
Installment	120	120	—
Total	$12,909	$13,352	$—

With An Allowance Recorded
Commercial and industrial	$672	$672	$300
Commercial real estate	4,344	4,344	115
Total	$5,016	$5,016	$415

Total
Commercial and industrial	$1,121	$1,121	$300
Commercial real estate	14,826	15,127	115
Residential mortgage	1,858	2,000	—
Installment	120	120	—
Total (including related allowance)	$17,925	$18,368	$415

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table provides an analysis related to the average recorded investment and interest income recognized on impaired loans for the three months ended March 31, 2014 and 2013.

	Three Months Ended March 31,
	2014		2013
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
(in thousands)
Impaired loans with no related allowance recorded:

Commercial and industrial	$659	$14	$726	$10
Commercial real estate	8,278	78	9,086	119
Residential mortgage	2,270	19	420	5
Installment	117	1	—	—
Total	$11,324	$112	$10,232	$134

Impaired loans with an allowance recorded:

Commercial real estate	$4,337	$53	$4,180	$34
Residential mortgage	—	—	1,249	10
Total	$4,337	$53	$5,429	$44

Total impaired loans:

Commercial and industrial	$659	$14	$726	$10
Commercial real estate	12,615	131	13,266	153
Residential mortgage	2,270	19	1,669	15
Installment	117	1	—	—
Total	$15,661	$165	$15,661	$178

Included in impaired loans at March 31, 2014 and 2013 are loans that are deemed troubled debt restructurings.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table provides an analysis of the aging of loans, excluding net deferred costs that are past due at March 31, 2014 and December 31, 2013:

Aging Analysis
	March 31, 2014
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Loans Receivable > 90 Days And Accruing
	(in thousands)
Commercial and Industrial	$400	$94	$404	$898	$248,467	$249,365	$—
Commercial Real Estate	2,348	5,915	1,413	9,676	538,457	548,133	—
Construction	—	—	—	—	39,308	39,308	—
Residential Mortgage	1,248	43	1,843	3,134	146,519	149,653	237
Installment	7	—	—	7	740	747	—
Total	$4,003	$6,052	$3,660	$13,715	$973,491	$987,206	$237

	December 31, 2013
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Loans Receivable > 90 Days And Accruing
	(in thousands)
Commercial and Industrial	$18	$—	$753	$771	$228,917	$229,688	$—
Commercial Real Estate	221	—	744	965	535,574	536,539	—
Construction	—	—	—	—	42,722	42,722	—
Residential Mortgage	990	258	1,640	2,888	147,683	150,571	—
Installment	5	—	—	5	1,079	1,084	—
Total	$1,234	$258	$3,137	$4,629	$955,975	$960,604	$—

The following table details the amount of loans receivable that are evaluated individually, and collectively, for impairment (excluding net deferred costs), and the related portion of the allowance for loan loss that is allocated to each loan portfolio segment:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Allowance for loan and lease losses
	March 31, 2014
	C & I	Comm R/E	Construction	Res Mtge	Installment	Unallocated	Total
	(in thousands)
Allowance for loan and lease losses:
Individually evaluated for impairment	$—	$227	$—	$—	$—	$—	$227
Collectively evaluated for impairment	2,225	5,157	434	1,004	79	1,507	10,406
Total	$2,225	$5,384	$434	$1,004	$79	$1,507	$10,633

Loans Receivable
Individually evaluated for impairment	$642	$12,577	$—	$2,112	$115	$—	$15,446
Collectively evaluated for impairment	246,657	520,729	38,078	134,175	511	—	940,150
Loans acquired with discounts related to credit quality	2,066	14,827	1,230	13,366	121	—	31,610
Total	$249,365	$548,133	$39,308	$149,653	$747	$—	$987,206

Allowance for loan and lease losses
	December 31, 2013
	C & I	Comm R/E	Construction	Res Mtge	Installment	Unallocated	Total
	(in thousands)
Allowance for loan and lease losses:
Individually evaluated for impairment	$300	$115	$—	$—	$—	$—	$415
Collectively evaluated for impairment	1,398	5,631	362	990	146	1,391	9,918
Total	$1,698	$5,746	$362	$990	$146	$1,391	$10,333

Loans Receivable
Individually evaluated for impairment	$1,121	$14,826	$—	$1,858	$120	$—	$17,925
Collectively evaluated for impairment	226,450	505,361	41,493	135,031	839	—	909,174
Loans acquired with discounts related to credit quality	2,117	16,352	1,229	13,682	125	—	33,505
Total	$229,688	$536,539	$42,722	$150,571	$1,084	$—	$960,604

The Corporation’s allowance for loan losses is analyzed quarterly. Many factors are considered, including growth in the portfolio, delinquencies, nonaccrual loan levels, and other factors inherent in the extension of credit. There have been no material changes to the allowance for loan loss methodology as disclosed in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2013.

 A summary of the activity in the allowance for loan losses is as follows:

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Three Months Ended March 31, 2014
	C & I	Comm R/E	Construction	Res Mtge	Installment	Unallocated	Total
	(in thousands)
Balance at January 1,	$1,698	$5,746	$362	$990	$146	$1,391	$10,333

Charge offs	(333)	—	—	—	(3)	—	(336)

Recoveries	—	—	—	10	1	—	11

Provision	860	(362)	72	4	(65)	116	625

Balance at March 31,	$2,225	$5,384	$434	$1,004	$79	$1,507	$10,633

	Three Months Ended March 31, 2013
	C & I	Comm R/E	Construction	Res Mtge	Installment	Unallocated	Total
	(in thousands)
Balance at January 1,	$2,424	$5,323	$313	$1,532	$113	$532	$10,237

Charge offs	—	—	—	—	(6)	—	(6)

Recoveries	—	—	—	—	1	—	1

Provision	(341)	30	(29)	(154)	(5)	499	—

Balance at March 31,	$2,083	$5,353	$284	$1,378	$103	$1,031	$10,232

At March 31, 2014, there were no commitments to lend additional funds to borrowers whose loans were on non-accrual status or were contractually past due in excess of 90 days and still accruing interest, or whose terms have been modified in troubled debt restructurings.

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

The Corporation added one new troubled debt restructuring during the three months ended March 31, 2014. The increase to troubled debt restructuring was a commercial and industrial loan amounting to $337,000 located in Morris County, New Jersey.

Loans modified in a troubled debt restructuring totaled $6.9 million at March 31, 2014, of which $1.2 million were on non-accrual status. The remaining loans modified were current at the time of the restructuring and have complied with the terms of their restructure agreement. At December 31, 2013, loans modified in a troubled debt restructuring totaled $6.6 million, of which $826,000 were on non-accrual status. The remaining loans modified were current at the time of the restructuring and have complied with the terms of their restructure agreement.

On April 30, 2014, a $4.1 million performing troubled debt restructuring was upgrade to pass watch status.

In an effort to proactively manage delinquent loans, the Corporation has selectively extended to certain borrowers concessions such as rate reductions, extension of maturity dates, principal or interest forgiveness, adjusted repayment terms, forbearance agreements, or combinations of two or more of these concessions. As of March 31, 2014, loans on which concessions were made with respect to adjusted repayment terms amounted to $1.5 million. Loans on which combinations of two or more concessions were made amounted to $5.4 million. The concessions granted included principal concessions, rate reduction, adjusted repayment, extended maturity and payment deferral.

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

The following information should not be interpreted as an estimate of the fair value of the entire Corporation since a fair value calculation is only provided for a limited portion of the Corporation’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Corporation’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Corporation’s assets measured at fair value on a recurring basis at March 31, 2014 and December 31, 2013.

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

Management primarily identifies investment securities which may have traded in illiquid or inactive markets by identifying instances of a significant decrease in the volume and frequency of trades, relative to historical levels, as well as instances of a significant widening of the bid-ask spread in the brokered markets. Investment securities that are deemed to have been trading in illiquid or inactive markets may require the use of significant unobservable inputs. For example, management may use quoted prices for similar investment securities in the absence of a liquid and active market for the securities being valued. As of March 31, 2014 and December 31, 2013, management made no adjustments to prices provided by the third-party pricing service as a result of illiquid or inactive markets.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

For financial assets and liabilities measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2014 and December 31, 2013 are as follows:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

		Fair Value Measurements at Reporting Date Using
Assets Measured at Fair Value on a Recurring Basis	March 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
U.S. Treasury & agency securities	$13,896	$13,896	$—	$—
Federal agency obligations	23,090	—	23,090	—
Residential mortgage pass-through securities	47,188	—	47,188	—
Commercial mortgage pass-through securities	2,963	—	2,963	—
Obligations of U.S. states and political subdivisions	14,939	—	14,939	—
Trust preferred securities	19,797	—	19,797	—
Corporate bonds and notes	141,651	—	141,651	—
Asset-backed securities	15,554	—	15,554	—
Certificates of deposit	2,129	—	2,129	—
Equity securities	292	292	—	—
Mutual funds and money market funds	5,972	5,972	—	—
Investment securities available-for-sale	$287,471	$20,160	$267,311	$—

		Fair Value Measurements at Reporting Date Using
Assets Measured at Fair Value on a Recurring Basis	December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
U.S. treasury and agency securities	$13,519	$13,519	$—	$—
Federal agency obligations	19,941	—	19,941	—
Residential mortgage pass-through securities	48,874	—	48,874	—
Commercial mortgage pass-through securities	6,991	—	6,991	—
Obligations of U.S. states and political subdivisions	31,460	—	31,460	—
Trust preferred securities	19,403	—	19,403	—
Corporate bonds and notes	158,630	—	158,630	—
Asset-backed securities	15,979	—	15,979	—
Certificates of deposit	2,262	—	2,262	—
Equity securities	287	287	—	—
Mutual funds and money market funds	5,724	5,724	—	—
Securities available-for-sale	$323,070	$19,530	$303,540	$—

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

 The following tables present the changes in investment securities available-for-sale with significant unobservable inputs (Level 3) for the three months ended March 31, 2014 and 2013.

	Three Months Ended
	March 31,
	2014	2013
(in thousands)
Balance, beginning of the period	$—	$36
Interest payment deferrals	—	14
Total net unrealized gains	—	(6)
Balance, end of the period	$—	$44

For the three months ended March 31, 2014, there were no transfers of investment securities available-for-sale into or out of Level 1, Level 2, or Level 3 assets.

Assets Measured at Fair Value on a Non-Recurring Basis

For assets measured at fair value on a non-recurring basis, the unobservable inputs used to derive fair value measurements at March 31, 2014 and December 31, 2013 were as follows:

Impaired Loans	Valuation Techniques	Range of Unobservable Inputs
Residential	Appraisals of collateral value	Adjustment for age of comparable sales, generally a decline of 0-25%
Commercial	Discounted cash flow model	Discount rate from 0% to 6%
Commercial real estate	Appraisals of collateral value	Market capitalization rates between 8% to 12%. Market rental rates for similar properties
Construction	Appraisals of collateral value	Adjustment for age comparable sales. Generally a decline of 5% to no change

Other Real Estate Owned
Residential	Appraisals of collateral value	Adjustment for age of comparable sales, generally a decline of 0-25% and estimated selling costs of 6-8%
Commercial	Appraisals of collateral value	Adjustment for age of comparable sales, generally a decline of 15% to no change and estimated selling costs of 6-8%

		Fair Value Measurements at Reporting Date Using
Assets Measured at Fair Value on a Non-Recurring Basis	March 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Impaired loans	$4,443	$—	$—	$4,443

		Fair Value Measurements at Reporting Date Using
Assets Measured at Fair Value on a Non-Recurring Basis	December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Impaired loans	$4,601	$—	$—	$4,601
Other real estate owned	220	—	—	220
31

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following methods and assumptions were used to estimate the fair values of the Corporation’s assets measured at fair value on a non-recurring basis at March 31, 2014 and December 31, 2013.

Impaired Loans. The value of an impaired loan is measured based upon the present value of expected future cash flows discounted at the loan’s effective interest rate, or the fair value of the collateral if the loan is collateral dependent. Smaller balance homogeneous loans that are collectively evaluated for impairment, such as residential mortgage loans and installment loans, are specifically excluded from the impaired loan portfolio. The Corporation’s impaired loans are primarily collateral dependent. Impaired loans are individually assessed to determine that each loan’s carrying value is not in excess of the fair value of the related collateral or the present value of the expected future cash flows. Impaired loans at March 31, 2014 that required a valuation allowance during 2014 were $4.3 million with a related valuation allowance of $227,000 and $337,000 with no related valuation allowance compared to $5.0 million with a related valuation allowance of $415,000 at December 31, 2013.

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

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Corporation’s financial instruments as of March 31, 2014 and December 31, 2013.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

			Fair Value Measurements
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
March 31, 2014
Financial assets
Cash and due from banks	$106,282	$106,282	$106,282	$—	$—
Investment securities available-for-sale	287,471	287,471	20,160	267,311	—
Investment securities held-to-maturity	214,191	214,952	27,793	168,230	18,929
Restricted investment in bank stocks	8,986	8,986	—	8,986	—
Net loans	976,896	975,016	—	—	975,016
Accrued interest receivable	6,341	6,341	—	3,654	2,687

Financial liabilities
Non interest-bearing deposits	223,332	223,332	—	223,332	—
Interest-bearing deposits	1,116,553	1,117,677	—	1,117,677	—
Long-term borrowings	146,000	158,306	—	158,306	—
Subordinated debentures	5,155	4,923	—	4,923	—
Accrued interest payable	967	967	—	967	—

December 31, 2013
Financial assets
Cash and due from banks	$82,692	$82,692	$82,692	$—	$—
Investment securities available-for-sale	323,070	323,070	19,530	303,540	—
Investment securities held-to-maturity	215,286	210,958	27,037	164,940	18,981
Restricted investment in bank stocks	8,986	8,986	—	8,986	—
Net loans	950,610	948,606	—	—	948,606
Accrued interest receivable	6,802	6,802	—	4,136	2,666

Financial liabilities
Non interest-bearing deposits	227,370	227,370	—	227,370	—
Interest-bearing deposits	1,114,635	1,115,781	—	1,115,781	—
Long-term borrowings	146,000	157,440	—	157,440	—
Subordinated debentures	5,155	5,143	—	5,143	—
Accrued interest payable	963	963	—	963	—

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

At March 31, 2014 and December 31, 2013, the net investment in direct financing lease consists of a minimum lease receivable of $4,429,000 and $4,483,000, respectively, and unearned interest income of $684,000 and $733,000, respectively, for a net investment in direct financing lease of $3,745,000 and $3,750,000, respectively. The net investment in direct financing lease is carried as a component of loans in the Corporation’s consolidated statements of condition.

Minimum future lease receipts of the direct financing lease are as follows:

March 31, 2014
For years ending December 31,	(in thousands)
2014	$162
2015	228
2016	265
2017	265
2018	265
Thereafter	2,560
Total minimum future lease receipts	$3,745

Note 10.  Components of Net Periodic Pension Cost

The Corporation maintained a non-contributory defined benefit pension plan for substantially all of its employees until September 30, 2007, at which time the Corporation froze the plan. The following table sets forth the net periodic pension cost of the Corporation’s pension plan for the periods indicated.

	Three Months Ended March 31,
	2014	2013

Interest cost	$144	$132
Expected return on plan assets	(149)	(96)
Net amortization	56	94
Net periodic pension cost	$51	$130

Contributions

The Corporation presently estimates that it will contribute $400,000 to its Pension Trust for 2014. The trust is established to provide retirement and other benefits for eligible employees and their beneficiaries. No part of the trust assets may be applied to any purpose other than providing benefits under the plan and for defraying expenses of administering the plan and the trust.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 11.  Income Taxes

For the three months ended March 31, 2014, the Corporation recorded income tax expense of $1.6 million, compared with a $1.8 million income tax expense for the three months ended March 31, 2013.

Note 12.  Borrowed Funds

Short-Term Borrowings

Short-term borrowings, which consist primarily of securities sold under agreements to repurchase, Federal Home Loan Bank (“FHLB”) advances and federal funds purchased, generally have maturities of less than one year. The details of these short-term borrowings are presented in the following table.

	March 31, 2014	December 31, 2013
	(dollars in thousands)
Interest rate:
At quarter end	—%	—%
Average for the quarter	0.38%	—%
Average amount outstanding during the quarter	$500	$—
Maximum amount outstanding at any month end in the quarter	$—	$—
Amount outstanding at quarter end	$—	$—

Long-Term Borrowings

Long-term borrowings, which consist primarily of FHLB advances and securities sold under agreements to repurchase, totaled $146.0 million at March 31, 2014 and mature within four to eight years. The FHLB advances are secured by pledges of certain collateral, including but not limited to U.S. government and agency mortgage-backed securities and a blanket assignment of qualifying first lien mortgage loans, consisting of both residential mortgages and commercial real estate loans.

At March 31, 2014 and December 31, 2013, FHLB advances had a weighted average interest rate of 3.26 and 3.26 percent, respectively, and are contractually scheduled for repayment as follows:

March 31, 2014
(in thousands)
2015	$—
2016	—
2017	35,000
2018	40,000
2020	40,000
Total	$115,000

The Corporation has entered into agreements under which it has sold securities subject to an obligation to repurchase the same or similar securities. Under these arrangements, the Corporation may transfer legal control over the assets but still retain effective control through an agreement that both entitles and obligates the Corporation to repurchase the assets. The obligation to repurchase the securities is reflected as a liability in the Corporation’s consolidated statement of condition, while the securities underlying the securities sold under agreements to repurchase remain in the respective asset accounts and are delivered to and held as collateral by third party trustees. At March 31, 2014 and December 31, 2013, securities sold under agreements to repurchase had a weighted average interest rate of 5.90 percent and 5.90 percent, respectively, and are contractually scheduled for repayment as follows:

March 31, 2014
(in thousands)
2015	$—
2016	—
2017	15,000
2018	16,000
Total	$31,000

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

The subordinated debentures are redeemable in whole or part prior to maturity on January 23, 2034. The floating interest rate on the subordinated debentures is three-month LIBOR plus 2.85 percent and resets quarterly. The rate at March 31, 2014 was 3.09 percent.

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

Note 15. Pending Merger

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

Merger-related expenses increased $1,060,000 for the three months March 31, 2014 compared to March 31, 2013, consisting of investment banking, legal, consulting, accounting fees and vendor contract termination fees. It included professional and consulting expenses of $462,000, computer expense of $116,000 and other expense of $482,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this analysis is to provide the reader with information relevant to understanding and assessing the Corporation’s results of operations for the periods presented herein and financial condition as of March 31, 2014 and December 31, 2013. In order to fully understand this analysis, the reader is encouraged to review the consolidated financial statements and accompanying notes thereto appearing elsewhere in this report.

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

Goodwill

The Corporation adopted the provisions of FASB ASC 350-10, which requires that goodwill be reported separate from other intangible assets in the Consolidated Statements of Condition and not be amortized but rather tested for impairment annually or more frequently if impairment indicators arise. No impairment charge was deemed necessary for the three months ended March 31, 2014 and 2013.

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

Fluctuations in the actual outcome of these future tax consequences could impact the Corporation’s consolidated financial condition or results of operations.  Note 11 of the 2013 form 10-K of the Notes to Consolidated Financial Statements includes additional discussion on the accounting for income taxes.

Earnings

Net income available to common stockholders for the three months ended March 31, 2014 amounted to $4,370,000 compared to $4,868,000 for the comparable three-month period ended March 31, 2013. The Corporation recorded earnings per diluted common share of $0.27 for the three months ended March 31, 2014 as compared with earnings of $0.30 per diluted common share for the same three months in 2013. Dividends relating to the preferred stock issued to the U.S. Treasury reduced earnings per share by approximately $0.002 and $0.003 per fully diluted common share for the three month periods ended March 31, 2014 and 2013, respectively. The annualized return on average assets was 1.05 percent for the three months ended March 31, 2014, compared to 1.23 percent for the three months ended March 31, 2013. The annualized return on average stockholders’ equity was 10.16 percent for the three-month period ended March 31, 2014, compared to 12.09 percent for the three months ended March 31, 2013.

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

Net Interest Income

(tax-equivalent basis)

	Three Months Ended March 31,
			Increase	Percent
(dollars in thousands)	2014	2013	(Decrease)	Change
Interest income:
Investment securities (available for sale)	$2,669	$3,889	$(1,220)	(31.37)%
Investment securities (held to maturity)	2,013	762	1,251	164.17
Loans, including net costs	10,214	9,923	291	2.93
Restricted investment in bank stocks, at cost	113	108	5	4.63
Other interest-bearing deposits	—	2	(2)	((100.00)
Total interest income	15,009	14,684	325	2.21
Interest expense:
Time deposits $100 or more	207	239	(32)	(13.39)%
All other deposits	1,109	1,045	64	6.12
Borrowings	1,411	1,450	(39)	(2.69)
Total interest expense	2,727	2,734	(7)	(0.26)
Net interest income on a tax-equivalent basis	12,282	11,950	332	2.78
Tax-equivalent adjustment (1)	(672)	(580)	(92)	15.86
Net interest income	$11,610	$11,370	$240	2.11

(1)	Computed using a federal income tax rate of 35 percent for 2014 and 2013.

Net interest income on a tax-equivalent basis increased $332,000 or 2.78 percent to $12.3 million for the three months ended March 31, 2014 as compared to the same period in 2013. For the three months ended March 31, 2014, the net interest margin contracted by 3 basis points to 3.28 percent from 3.31 percent during the three months ended March 31, 2013. For the three months ended March 31, 2014, a decrease in the average yield on interest-earning assets of 6 basis points was partially offset by a decrease in the average cost of interest-bearing liabilities of 4 basis points, resulting in a stabilization of the Corporation’s net interest spread for the periods. Net interest margin contracting during the first quarter period of 2014 occurred primarily as result of a higher liquidity pool carried during the quarter.

For the three-month period ended March 31, 2014, interest income on a tax-equivalent basis increased by $325,000 or 2.21 percent compared to the same three-month period in 2013. This increase in interest income was due primarily to a volume increase in loans of $89.2 million partially offset by $33.1 million decrease in investment securities and a decline in yields on loans due to the lower interest rate environment. Average investment securities volume decreased during the current three-month period by $33.1 million, to $526.5 million, compared to the first quarter of 2013. The loan portfolio increased on average $89.2 million, to $963.1 million, from an average of $873.9 million in the same quarter in 2013, reflecting net increases in commercial loans and commercial real estate related sectors of the loan portfolio. Average loans represented approximately 64.3 percent of average interest-earning assets during the first quarter of 2014 compared to 60.5 percent in the same quarter in 2013.

For the three months ended March 31, 2014, interest expense decreased $7,000, or 0.26 percent from the same period in 2013. The average rate of interest-bearing liabilities decreased 4 basis points to 0.86 percent for the three months ended March 31, 2014, from 0.90 percent for the three months ended March 31, 2013. At the same time, the volume of average interest-bearing liabilities increased by $52.1 million. This increase was primarily in money market, and other interest-bearing deposits of $46.9 million and $46.7 million, respectively, and was partially offset by decreases in savings deposits of $34.2 million and time deposits of $7.5 million. Since 2009 steps have been taken to improve the Corporation’s net interest margin by allowing the runoff of certain high rate deposits and to position the Corporation for further high-costing cash outflows. The result of these actions, together with the reduction in market interest rates, has been a decline in the Corporation’s average cost of funds. For the three months ended March 31, 2014 and 2013, the Corporation’s net interest spread on a tax-equivalent basis was 3.15 percent and 3.17 percent, respectively.

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

Analysis of Variance in Net Interest Income Due to Changes in Volume and Rates

	Three Months Ended March 31, 2014 and 2013 Increase (Decrease) Due to Change in:
(tax-equivalent basis, in thousands)	Average Volume	Average Rate	Net Change

Interest-earning assets:
Investment securities:
Available-for-sale
Taxable	$(872)	$369	$(503)
Tax-exempt	(922)	205	(717)
Held-to-maturity
Taxable	601	(36)	565
Tax-exempt	766	(80)	686
Total investment securities	(427)	458	31
Loans	972	(681)	291
Restricted investment in bank stocks	—	5	5
Other interest bearing deposits	(2)	—	(2)
Total interest-earning assets	543	(218)	325

Interest-bearing liabilities:
Money market deposits	52	69	121
Savings deposits	(27)	(9)	(36)
Time deposits	18	(80)	(62)
Other interest-bearing deposits	42	(33)	9
Total interest-bearing deposits	85	(53)	32
Borrowings and subordinated debentures	2	(41)	(39)
Total interest-bearing liabilities	87	(94)	(7)
Change in net interest income	$456	$(124)	$332

The following tables, “Average Statements of Condition with Interest and Average Rates”, present for the three months ended March 31, 2014 and 2013, the Corporation’s average assets, liabilities and stockholders’ equity. The Corporation’s net interest income, net interest spread and net interest margin are also reflected.

Average Statements of Condition with Interest and Average Rates

	Three Months Ended March 31,
	2014			2013
(tax-equivalent basis)	Average Balance	Interest Income/ Expense	Average Rate	Average Balance	Interest Income/ Expense	Average Rate
	(dollars in thousands)
Assets
Interest-earning assets:
Investment securities (1) :
Available-for-sale
Taxable	$286,902	$2,324	3.24%	$399,356	$2,827	2.83%
Tax-exempt	24,945	345	5.53	94,903	1,062	4.48
Held-to-maturity
Taxable	100,782	733	2.91	18,871	168	3.56
Tax-exempt	113,897	1,280	4.50	46,507	594	5.11
Total investment securities	526,526	4,682	3.56	559,637	4,651	3.32
Loans (2)	963,098	10,214	4.24	873,916	9,923	4.54
Restricted investment in bank stocks	8,986	113	5.03	8,964	108	4.82
Other interest-bearing deposits	—	—	—	1,425	2	0.56
Total interest-earning assets	1,498,610	15,009	4.01	1,443,942	14,684	4.07
Non interest-earning assets:
Cash and due from banks	103,628			88,263
Bank-owned life insurance	35,839			34,896
Intangible assets	16,825			16,855
Other assets	32,392			30,264
Allowance for loan losses	(10,358)			(10,229)
Total non interest-earning assets	178,326			160,049
Total assets	$1,676,936			$1,603,991
Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Money market deposits	$430,086	$519	0.48%	$383,176	$398	0.42%
Savings deposits	162,621	127	0.31	196,803	163	0.33
Time deposits	171,145	368	0.86	178,650	430	0.96
Other interest-bearing deposits	349,361	302	0.35	302,632	293	0.39
Total interest-bearing deposits	1,113,213	1,316	0.47	1,061,261	1,284	0.48
Short-term and long-term borrowings	146,500	1,372	3.75	146,333	1,411	3.86
Subordinated debentures	5,155	39	3.03	5,155	39	3.03
Total interest-bearing liabilities	1,264,868	2,727	0.86	1,212,749	2,734	0.90
Non interest-bearing liabilities:
Demand deposits	225,407			212,860
Other liabilities	13,477			15,529
Total non interest-bearing liabilities	238,884			228,389
Stockholders’ equity	173,184			162,853
Total liabilities and stockholders’ equity	$1,676,936			$1,603,991
Net interest income (tax-equivalent basis)		12,282			11,950
Net interest spread			3.15%			3.17%
Net interest margin (3)			3.28%			3.31%
Tax-equivalent adjustment (4)		(672)			(580)
Net interest income		$11,610			$11,370

(1)	Average balances are based on amortized cost.
(2)	Average balances include loans on non-accrual status.
(3)	Represents net interest income as a percentage of total average interest-earning assets.
(4)	Computed using a federal income tax rate of 35 percent for 2014 and 2013.

Investment Portfolio

At March 31, 2014, the principal components of the investment securities portfolio were corporate bonds and notes, U.S. Treasury and agency obligations, federal agency obligations, mortgage-backed securities, obligations of U.S. states and political subdivisions, trust preferred securities, asset backed securities and equity securities.

During the three months ended March 31, 2014, approximately $42.1 million in investment securities were sold from the available-for-sale portfolio. The cash flow from the sale of investment securities was primarily used to purchase new securities. The Corporation’s sales from its available-for-sale investment portfolio reflect continued volatility present in the market. Given the historic low interest rates prevalent in the market, it is necessary for the Corporation to protect itself from interest rate exposure. Securities that once appeared to be sound investments can, after changes in the market, become securities that the Corporation must sell in order to avoid losses and mismatches of interest-earning assets and interest-bearing liabilities.

For the three months ended March 31, 2014, average investment securities decreased $33.1 million to approximately $526.5 million, or 35.1 percent of average interest-earning assets, from $559.6 million on average, or 38.8 percent of average interest-earning assets, for the comparable period in 2013.

During the three month period ended March 31, 2014, the volume-related factors applicable to the investment portfolio decreased interest income by approximately $427,000 while rate-related changes resulted in an increase in interest income of approximately $458,000 from the same period in 2013. The tax-equivalent yield on investments increased by 24 basis points to 3.56 percent from a yield of 3.32 percent during the comparable period in 2013. A decrease in the volume of taxable securities of $30.5 million and tax exempt municipal securities during the period of $2.6 million was offset by an increase of 28 basis points in the yield on the taxable portfolio while the yield on the tax exempt portfolio remained consisted at 4.68 percent.

At March 31, 2014, net unrealized gains on investment securities available-for-sale, which are carried as a component of accumulated other comprehensive income and included in stockholders’ equity, net of tax, amounted to $3.7 million as compared with net unrealized gains of $2.4 million at December 31, 2013. At March 31, 2014, the net unrealized gains on investment securities held-to-maturity that were transferred from securities available-for-sale, are carried, net of tax, as a component of accumulated other comprehensive income and included in stockholders’ equity. The gross unrealized losses associated with agency securities and federal agency obligations, mortgage-backed securities, corporate bonds and tax-exempt securities are not considered to be other-than-temporary because their unrealized losses are related to changes in interest rates and do not affect the expected cash flows of the underlying collateral or issuer.

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

At March 31, 2014, total loans amounted to $987.5 million, an increase of $26.6 million or 2.77 percent as compared to December 31, 2013. For the three-month period ended March 31, 2014, growth of $50.2 million and $58.6 million in the commercial and industrial and commercial real estate portfolios, $4.1 million in the construction portfolio was partially offset by a decrease of $5.2 million in residential mortgage loans and $123,000 in the installment loan portfolio compared to March 31, 2013. Total gross loans recorded in the quarter included $81.5 million of new loans and advances, offset by payoffs and principal payments of $54.6 million.

At March 31, 2014, the Corporation had $33.2 million in outstanding loan commitments which are expected to fund over the next 90 days.

Average total loans increased $89.2 million or 10.20 percent for the three months ended March 31, 2014 as compared to the same period in 2013, while the average yield on loans decreased by 30 basis points as compared with the same period in 2013. The decrease in the average yield on loans was primarily the result of lower market interest rates on the repricing of existing loans and the origination of new loans. The increase in average total loan volume was due primarily to increased customer activity and new lending relationships. The volume-related factors during the three month period contributed increased interest income of $972,000, while the rate-related changes decreased interest income by $681,000.

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

At March 31, 2014, the level of the allowance was $10,633,000 as compared to $10,333,000 at December 31, 2013. Provisions to the allowance for the three-month period ended March 31, 2014 totaled $625,000 compared to $0 for the same period in 2013. The net charge offs were $325,000 for the three months ended March 31, 2014 compared to $5,000 in net charge offs for the three months ended March 31, 2013. The allowance for loan losses as a percentage of total loans amounted to 1.08 percent at March 31, 2014 compared to 1.08 percent at December 31, 2013.

The level of the allowance for the respective periods of 2014 and 2013 reflects the credit quality within the loan portfolio, the loan volume recorded during the periods, the changing composition of the commercial and residential real estate loan portfolios and other related factors. In management’s view, the level of the allowance at March 31, 2014 is adequate to cover losses inherent in the loan portfolio. Management’s judgment regarding the adequacy of the allowance constitutes a “Forward-Looking Statement” under the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from management’s analysis, based principally upon the factors considered by management in establishing the allowance.

Changes in the allowance for loan losses are presented in the following table for the periods indicated.

	Three Months Ended March 31,
	2014	2013
	(dollars in thousands)
Average loans for the period	$963,098	$873,916
Total loans at end of period	987,529	879,387

Analysis of the Allowance for Loan Losses:
Balance — beginning of year	$10,333	$10,237
Charge-offs:
Commercial and industrial	(333)	—
Installment loans	(3)	(6)
Total charge-offs	(336)	(6)
Recoveries:
Residential mortgage loans	10	—
Installment loans	1	1
Total recoveries	11	1
Net charge-offs	(325)	(5)
Provision for loan losses	625	—
Balance — end of period	$10,633	$10,232
Ratio of net charge-offs during the period to average loans during the period (1)	0.13%	N/M %
Allowance for loan losses as a percentage of total loans	1.08%	1.16%

(1)	Annualized.

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

	March 31, 2014	December 31, 2013
	(in thousands)
Non-accrual loans	$3,423	$3,137
Accruing loans past due 90 days or more	237	—
Total non-performing loans	3,660	3,137
Other real estate owned	220	220
Total non-performing assets	$3,880	$3,357
Troubled debt restructured loans — performing	$5,706	$5,746

At March 31, 2014, non-performing assets totaled $3.9 million, or 0.23 percent of total assets, as compared with $4.2 million, or 0.26 percent of total assets, at March 31, 2013 and $3.4 million, or 0.20 percent, at December 31, 2013. The decrease from March 31, 2013 reflects the ability to satisfactorily work out the problem loans that exist. The largest component of the remaining non-accrual loans is comprised of one relationship totaling $737,000, or 19.0 percent of the total non-performing assets, secured by a senior lien on a mixed use commercial property, located in Bergen County, New Jersey.

The Corporation held $220,000 in other real estate owned at March 31, 2014 and December 31, 2013.

Troubled debt restructured loans totaled $6.9 million at March 31, 2014 and $6.6 million at December 31, 2013. A total of $5.7 million and $5.7 million of troubled debt restructured loans were performing pursuant to the terms of their respective modifications at March 31, 2014 and December 31, 2013, respectively.

Overall credit quality in the Bank’s loan portfolio at March 31, 2014 remained relatively strong. Other known “potential problem loans” (as defined by SEC regulations), some of which are non-performing loans and are included in the table above, as of March 31, 2014 have been identified and internally risk-rated as assets specially mentioned, substandard or doubtful. Such loans amounted to $35.5 million and $35.1 million at March 31, 2014 and December 31, 2013, respectively. The improvement in credit quality occurred as the commercial and industrial loans increased $77,000 in special mention, decreased $172,000 in the substandard category and decreased $345,000 in doubtful. Commercial real estate loans increased $2.9 million in special mention and decreased $2.2 million in the substandard category. Residential mortgage loans decreased in special mention by $8,000 and increased in the substandard category by $204,000. Installment loans decreased $5,000 in the substandard category. These loans are considered potential problem loans due to a variety of changing conditions affecting the credits, including general economic conditions and/or conditions applicable to the specific borrowers. The Corporation has no foreign loans.

 At March 31, 2014, other than the loans set forth above, the Corporation is not aware of any loans which present serious doubts as to the ability of its borrowers to comply with present loan repayment terms and which are expected to fall into one of the categories set forth in the tables or descriptions above.

Other Income

The following table presents the principal categories of other income for the periods indicated.

	Three Months Ended March 31,
			Increase	Percent
(dollars in thousands)	2014	2013	(Decrease)	Change
Service charges, commissions and fees	$497	$406	$91	22.41%
Annuities and insurance commission	100	100	—	—
Bank-owned life insurance	255	565	(310)	(54.87)
Net investment securities gains	1,415	319	1,096	343.57
Loan related fees	181	227	(46)	(20.26)
Net gains on sales of loans held for sale	36	138	(102)	(73.91)
All other	37	90	(53)	(58.89)
Total other income	$2,521	$1,845	$676	36.64%

For the three months ended March 31, 2014, total other income amounted to $2.5 million, compared to total other income of $1.8 million for the same period in 2013. The increase of $676,000 for the three months ended March 31, 2014 was primarily the result of higher net investment securities gains (increasing to $1,415,000 for the three months ended March 31, 2014 from net investment gains of $319,000 for the same period last year). Excluding net investment securities gains, the Corporation recorded total other income of $1.1 million for the three months ended March 31, 2014, compared to $1.5 million for the three months ended March 31, 2013. This decrease reflected decreases of $310,000 in bank-owned life insurance, loan related fees of $46,000, a $102,000 decrease in net gains on sales of loans held for sale and $53,000 in all other income offset in part by increased service charge income of $91,000.

Other Expense

The following table presents the principal categories of other expense for the periods indicated.

	Three Months Ended March 31,
			Increase	Percent
(dollars in thousands)	2014	2013	(Decrease)	Change
Salaries and employee benefits	$3,332	$3,490	$(158)	(4.53)%
Occupancy and equipment	1,080	906	174	19.21
FDIC insurance	300	313	(13)	(4.15)
Professional and consulting	255	219	36	16.44
Stationery and printing	84	85	(1)	(1.18)
Marketing and advertising	40	101	(61)	(60.40)
Computer expense	345	353	(8)	(2.27)
Other real estate owned, net	2	19	(17)	(89.47)
Merger-related expenses	1,060	—	1,060	100.00
All other	998	1,052	(54)	(5.13)
Total other expense	$7,496	$6,538	$ X958	14.65%

For the three months ended March 31, 2014, total other expense increased $958,000, or 14.65 percent, from the comparable three months ended March 31, 2013 primarily due to the recognition in the current quarter of $1.1 million in merger expense. Adjusting other expense for the merger expense, other expense declined $102,000 or 1.56 percent compared to March 31, 2013. This was primarily attributable to decreases in salaries and employee benefits of $158,000, marketing and advertising of $61,000, FDIC insurance of $13,000, computer expense of $8,000 and other real estate owned expense of $17,000 and all other of $54,000. These decreases were offset by an increase in occupancy and equipment of $174,000.

Salaries and employee benefits expense for the quarter ended March 31, 2014 decreased $158,000 or 4.53 percent from the comparable period in the prior year. Full-time equivalent staffing levels were 166 at March 31, 2014 and 173 at March 31, 2013.

Occupancy and equipment expense for the quarter ended March 31, 2014 increased $174,000, or 19.21 percent, from the comparable three-month period in 2013. The increase for the quarter was primarily attributable to higher building and equipment expenses of $190,000 due to snow removal and related activities.

FDIC insurance expense decreased $13,000, or 4.15 percent, for the three months ended March 31, 2014 compared to the same period in 2013.

Marketing and advertising expense decreased $61,000 or 60.40 percent for the three months ended March 31, 2014 compared to the same period in 2013. The decrease was caused by decreased print and other media expense associated with the Corporation’s Englewood Banking Center, loan product promotion and private banking wealth management promotion.

 Professional and consulting expense for the three months ended March 31, 2014 increased $36,000, or 16.44 percent, compared to the comparable quarter of 2013, reflecting higher expenses related to loan workout.

Stationery and printing expense decreased $1,000 or 1.18 percent for the three months ended March 31, 2014 compared to the same period in 2013.

Computer expense decreased $8,000 or 2.27 percent for the three months ended March 31, 2014.

Other real estate owned expense decreased $17,000 or 89.47 percent for the three months ended March 31, 2014 compared to the same quarter of 2013.

All other expense for the three months ended March 31, 2014 decreased $54,000, or 5.13 percent, compared to the same quarter of 2013.

Merger-related expenses increased $1,060,000 for the three months March 31, 2014 compared to March 31, 2013, consisting of investment banking, legal, consulting, accounting fees and vendor contract termination fees. It included professional and consulting expenses of $462,000, computer expense of $116,000 and other expense of $482,000.

Provision for Income Taxes

For the quarter ended March 31, 2014, the Corporation recorded income tax expense of $1.6 million, compared with $1.8 million of income tax expense for the quarter ended March 31, 2013. The effective tax rates for the quarterly periods ended March 31, 2014 and 2013 were 26.8 percent and 26.3 percent, respectively.

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

At March 31, 2014, the Corporation reflected a positive interest sensitivity gap with an interest sensitivity ratio of 1.41:1.00 at the cumulative one-year position. Based on management’s perception of interest rates remaining low through 2014, emphasis has been, and is expected to continue to be, placed on controlling liability costs while extending the maturities of liabilities in order to minimize the impact on the net interest spread of rising interest rates in the future. However, no assurance can be given that this objective will be met.

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

At March 31, 2014, the Parent Corporation had $119,000 in cash and short-term investments compared to $285,000 at December 31, 2013. Expenses at the Parent Corporation are moderate and management believes that the Parent Corporation presently has adequate liquidity to fund its obligations.

Certain provisions of long-term debt agreements, primarily subordinated debt, prevent the Corporation from creating liens on, disposing of or issuing voting stock of subsidiaries. As of March 31, 2014, the Corporation was in compliance with all covenants and provisions of these agreements.

Deposits

Total deposits decreased to $1.339 billion at March 31, 2014 from $1.342 billion at December 31, 2013. Total non interest-bearing deposits decreased from $227.4 million at December 31, 2013 to $223.3 million at March 31, 2014, a decrease of $4.0 million or 1.78 percent. Interest-bearing demand, savings and time deposits under $100,000 decreased $9.0 million to a total of $1.006 million at March 31, 2014 as compared to $1.015 billion at December 31, 2013. Time deposits $100,000 and over increased $10.9 million as compared to year-end 2013, primarily due to an inflow of municipal certificates of deposit. Time deposits $100,000 and over represented 8.24 percent of total deposits at March 31, 2014 compared to 7.41 percent at December 31, 2013.

Core Deposits

The Corporation derives a significant proportion of its liquidity from its core deposit base. Total demand deposits, savings and money market accounts of $1.183 billion at March 31, 2014 increased by $12.0 million, or 1.00 percent, from December 31, 2013. At March 31, 2014, total demand deposits, savings and money market accounts were 87.6 percent of total deposits compared to 89.1 percent at year-end 2013. Alternatively, the Corporation uses a more stringent calculation for the management of its liquidity positions internally, which calculation consists of total demand, savings accounts and money market accounts (excluding money market accounts greater than $100,000 and time deposits) as a percentage of total deposits. This number decreased by $19.2 million, or 2.55 percent, from $750.2 million at December 31, 2013 to $731.0 million at March 31, 2014 and represented 54.6 percent of total deposits at March 31, 2014 as compared with 55.9 percent at December 31, 2013.

The Corporation continues to place the main focus of its deposit gathering efforts in the maintenance, development, and expansion of its core deposit base. Management believes that the emphasis on serving the needs of our communities will provide a long term relationship base that will allow the Corporation to efficiently compete for business in its market. The success of this strategy is reflected in the growth of the demand, savings and money market balances during the first quarter of 2014.

The following table depicts the Corporation’s core deposit mix at March 31, 2014 and December 31, 2013 based on the Corporation’s alternative calculation:

	March 31, 2014		December 31, 2013		Dollar Change
	Amount	Percentage	Amount	Percentage	2014 vs. 2013
	(dollars in thousands)
Non interest-bearing demand	$223,332	30.5%	$227,370	30.3%	$(4,038)
Interest-bearing demand	260,064	35.6	266,613	35.5	(6,549)
Regular savings	107,836	14.8	102,721	13.7	5,115
Money market deposits under $100	139,814	19.1	153,502	20.5	(13,688)
Total core deposits	$731,046	100.0%	$750,206	100.0%	$(19,160)

Total deposits	$1,339,885		$1,342,005		$(2,120)
Core deposits to total deposits		54.6%		55.9%

Borrowings

Short-Term Borrowings

Short-term borrowings, which consist primarily of securities sold under agreements to repurchase, Federal Home Loan Bank (“FHLB”) advances and federal funds purchased, generally have maturities of less than one year. The details of these short-term borrowings are presented in the following table.

March 31, 2014
(dollars in thousands)
Interest rate:
At quarter end	—%
Average for the quarter	0.38%
Average amount outstanding during the quarter	$500
Maximum amount outstanding at any month end in the quarter	$—
Amount outstanding at quarter end	$—

Long-Term Borrowings

Long-term borrowings, which consist primarily of FHLB advances and securities sold under agreements to repurchase, totaled $146.0 million at March 31, 2014 and December 31, 2013, and mature within three to eight years. The FHLB advances are secured by pledges of certain collateral, including but not limited to U.S. government and agency mortgage-backed securities and a blanket assignment of qualifying first lien mortgage loans, consisting of both residential mortgages and commercial real estate loans. At March 31, 2014, FHLB advances and securities sold under agreements to repurchase had weighted average interest rates of 3.26 percent and 5.90 percent, respectively.

Subordinated Debentures

On December 19, 2003, Center Bancorp Statutory Trust II, a statutory business trust and wholly-owned subsidiary of Center Bancorp, Inc., issued $5.0 million of MMCapS capital securities to investors due on January 23, 2034. The trust loaned the proceeds of this offering to the Corporation and received in exchange $5.2 million of the Parent Corporation’s subordinated debentures. The subordinated debentures are redeemable in whole or part. The floating interest rate on the subordinated debentures is three-month LIBOR plus 2.85 percent and reprices quarterly. The rate at March 31, 2014 was 3.09 percent.

Cash Flows

The Consolidated Statements of Cash Flows present the changes in cash and cash equivalents resulting from the Corporation’s operating, investing and financing activities. During the three months ended March 31, 2014, cash and cash equivalents increased by $23.6 million over the balance at December 31, 2013. Net cash of $6.1 million was provided by operating activities, primarily, net income as adjusted to net cash. Net cash provided by investing activities amounted to approximately $20.8 million, primarily reflecting a net increase in loans of $26.9 million offset by a net decrease in investment securities of $47.2 million. Net cash of $3.4 million was used in financing activities, primarily from the decrease in deposits of $2.1 million and the funding of dividends.

Stockholders’ Equity

Total stockholders’ equity amounted to $173.8 million, or 10.4 percent of total assets, at March 31, 2014, compared to $168.6 million or 10.1 percent of total assets at December 31, 2013. Book value per common share was $9.93 at March 31, 2014, compared to $9.61 at December 31, 2013. Tangible book value (i.e., total stockholders’ equity less preferred stock, goodwill and other intangible assets) per common share was $8.90 at March 31, 2014, compared to $8.58 at December 31, 2013.

Tangible book value per share is a non-GAAP financial measure and represents tangible stockholders’ equity (or tangible book value) calculated on a per common share basis. The Corporation believes that a disclosure of tangible book value per share may be helpful for those investors who seek to evaluate the Corporation’s book value per share without giving effect to goodwill and other intangible assets. The following table presents a reconciliation of total book value per share to tangible book value per share as of March 31, 2014 and December 31, 2013.

	March 31,	December 31,
	2014	2013
	(in thousands, except for share data)
Stockholders’ equity	$173,813	$168,584
Less: Preferred stock	11,250	11,250
Less: Goodwill and other intangible assets	16,821	16,828
Tangible common stockholders’ equity	$145,742	$140,506

Book value per common share	$9.93	$9.61
Less: Goodwill and other intangible assets	1.03	1.03
Tangible book value per common share	$8.90	$8.58

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

During the three months ended March 31, 2014, the Corporation had no purchases of common stock associated with its stock buyback programs. At March 31, 2014, there were 652,868 shares available for repurchase under the Corporation’s stock buyback programs.

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

The following is a summary of regulatory capital amounts and ratios as of March 31, 2014 for the Corporation and the Bank, compared with minimum capital adequacy requirements and the regulatory requirements for classification as a well-capitalized depository institution.

	Center Bancorp, Inc.		For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Provisions
At March 31, 2014	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)

Tier 1 leverage capital	$162,453	9.79%	$66,375	4.00%	N/A	N/A
Tier 1 risk-based capital	162,453	12.39%	52,446	4.00%	N/A	N/A
Total risk-based capital	173,296	13.21%	104,948	8.00%	N/A	N/A

	Union Center National Bank		For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Provisions
At March 31, 2014	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)

Tier 1 leverage capital	$162,506	9.79%	$66,397	4.00%	$82,996	5.00%
Tier 1 risk-based capital	162,506	12.40%	52,421	4.00%	78,632	6.00%
Total risk-based capital	173,349	13.22%	104,901	8.00%	131,126	10.00%

N/A - not applicable

The Office of the Comptroller of the Currency (“OCC”) had established higher minimum capital ratios for the Bank effective as of December 31, 2009; however, those higher capital ratios were removed during the second quarter of 2012. As of March 31, 2014, management believes that each of the Bank and the Corporation meet all capital adequacy requirements to which they are subject.

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

On July 9, 2013, the Office of the Comptroller of the Currency approved a final rule revising regulatory capital rules applicable to national banks, implementing Basel III. This rule redefines Tier 1 capital as two components (Common Equity Tier 1 and Additional Tier 1), creates a new capital ratio (Common Equity Tier 1 Risk-based Capital Ratio) and implements a capital conservation buffer. It also revises the prompt corrective action thresholds and makes changes to risk weighs for certain assets and off-balance-sheet exposures. Banks are required to transition into the new rule beginning on January 1, 2015, although, based on the Corporation’s capital levels and balance sheet composition at March 31, 2014, the Corporation does not believe implementation of the new rule will have a material impact on the Corporation’s capital needs; however, due to the complexity of the rules, the Corporation will continue to evaluate the impact of these changes to our regulatory capital of Center Bancorp and Union Center National Bank. This statement regarding the impact of the new regulations constitutes a forward-looking statement under the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from this statement as a result of various factors, including modifications to the new regulations that may be adopted prior to the effective dates of the new regulations.

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

This “Looking Forward” description constitutes a forward-looking statement under the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from those projected in the Corporation’s forward-looking statements due to numerous known and unknown risks and uncertainties, including the factors referred to in this quarterly report and in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

Based on the results of the interest simulation model as of March 31, 2014, and assuming that management does not take action to alter the outcome, the Corporation would expect a decrease of 1.03 percent in net interest income if interest rates increased by 200 basis points from current rates in a gradual and parallel rate ramp over a twelve month period. These results and other analyses indicate to management that the Corporation’s net interest income is presently minimally sensitive to rising interest rates.

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

Equity Price Risk

The Corporation is exposed to equity price risk inherent in its portfolio of publicly traded equity securities, which had an estimated fair value of approximately $292,000 and $287,000 at March 31, 2014 and December 31, 2013, respectively. We monitor equity investment holdings for impairment on a quarterly basis. In the event that the carrying value of the equity investment exceeds its fair value, and the decline in value is determined to be to be other than temporary, the carrying value is reduced to its current fair value by recording a charge to current operations. For the three months ended March 31, 2014 and 2013, the Corporation recorded no other-than-temporary impairment charges on its equity security holdings.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Complaints were filed against ConnectOne, the members of its Board of Directors and Center in the Superior Court of New Jersey, seeking class action status and asserting that ConnectOne and the members of its Board violated their duties to ConnectOne’s shareholders in connection with the proposed merger. The asserted factual bases for the allegations of breach of duty included (i) that the exchange ratio undervalues ConnectOne, (ii) that the terms of the merger agreement and certain related documents impermissibly locked up the proposed transaction, inhibiting other offers for ConnectOne, and (iii) that the proposed transaction provides benefits to insiders of ConnectOne. In addition, in their amended complaint, the plaintiffs raised claims that this joint proxy statement and prospectus failed to disclose material information. Certain of the complaints also alleged that Center has aided and abetted the individual defendants in their alleged breaches of fiduciary duties. On April 25, 2014, the plantiffs dismissed each of these legal proceedings.

Item 6. Exhibits

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer of the Parent Corporation Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer of the Parent Corporation Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of the Chief Executive Officer of the Parent Corporation Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of the Chief Financial Officer of the Parent Corporation Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Definition Taxonomy Extension Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf, by the undersigned, thereunto duly authorized.

CENTER BANCORP, INC.

(Registrant)

By:	/s/ Anthony C. Weagley	By:	/s/ Francis R. Patryn
	Anthony C. Weagley		Francis R. Patryn
	President and Chief Executive Officer		Vice President, Treasurer and Chief Financial Officer

	Date: May 12, 2014		Date: May 12, 2014

