Form 10-Q
period 2014-06-30
ConnectOne Bancorp, Inc.
filed 2014-08-11
CIK 712771

UNITED STATES OF AMERICA

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission File Number: 000-11486

CONNECTONE BANCORP, INC.

(Exact Name of Registrant as Specified in Its Charter)

New Jersey	26-1998619
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

301 Sylvan Avenue

Englewood Cliffs, New Jersey 07632

(Address of Principal Executive Offices) (Zip Code)

201-816-8900

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, no par value:	29,825,658, shares
(Title of Class)	(Outstanding as of August 11, 2014)

Item 1. Financial Statements

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CONDITION

(in thousands, except for share and per share data)	June 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Cash and due from banks	$92,617	$82,692
Investment securities:
Available-for-sale	266,959	323,070
Held-to-maturity (fair value of $222,503 and $210,958)	218,159	215,286
Loans held for sale	483	—
Loans	1,006,256	960,943
Less: Allowance for loan losses	10,825	10,333
Net loans	995,431	950,610
Investment in restricted stock, at cost	11,289	8,986
Premises and equipment, net	14,013	13,681
Accrued interest receivable	6,414	6,802
Bank-owned life insurance	36,245	35,734
Goodwill and other intangible assets	16,815	16,828
Other real estate owned	220	220
Due from brokers for investment securities	—	8,759
Other assets	7,164	10,414
Total assets	$1,665,809	$1,673,082

LIABILITIES
Deposits:
Non-interest bearing	$238,138	$227,370
Interest-bearing:
Time deposits $100 and over	112,616	99,444
Interest-bearing transaction, savings and time deposits less than $100	923,866	1,015,191
Total deposits	1,274,620	1,342,005
Borrowings	196,000	146,000
Subordinated debentures	5,155	5,155
Accounts payable and accrued liabilities	11,756	11,338
Total liabilities	1,487,531	1,504,498

STOCKHOLDERS’ EQUITY
Preferred stock, $1,000 liquidation value per share, authorized 5,000,000 shares; issued and outstanding 11,250 shares of Series B preferred stock at June 30, 2014 and December 31, 2013; total liquidation value of $11,250,000 at June 30, 2014 and December 31, 2013	11,250	11,250
Common stock, no par value, authorized 50,000,000 shares; issued 18,477,412 shares at June 30, 2014 and December 31, 2013; outstanding 16,413,490 shares at June 30, 2014 and 16,369,012 at December 31, 2013	110,056	110,056
Additional paid-in capital	5,380	4,986
Retained earnings	67,108	61,914
Treasury stock, at cost (2,063,922 common shares at June 30, 2014 and 2,108,400 at December 31, 2013)	(16,717)	(17,078)
Accumulated other comprehensive income (loss)	1,201	(2,544)
Total stockholders’ equity	178,278	168,584
Total liabilities and stockholders’ equity	$1,665,809	$1,673,082

See accompanying notes to unaudited consolidated financial statements.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except for share and per share data)	2014	2013	2014	2013

Interest income
Interest and fees on loans	$10,461	$9,892	$20,572	$19,815
Interest and dividends on investment securities:
Taxable	2,909	2,885	5,925	5,857
Tax-exempt	895	1,081	1,951	2,157
Dividends	136	121	290	252
Interest on federal funds sold and other short-term investments	—	—	—	2
Total interest income	14,401	13,979	28,738	28,083
Interest expense
Interest on certificates of deposit $100 or more	203	220	410	459
Interest on other deposits	1,098	1,063	2,207	2,108
Interest on borrowings	1,432	1,468	2,843	2,918
Total interest expense	2,733	2,751	5,460	5,485
Net interest income	11,668	11,228	23,278	22,598
Provision for loan losses	284	—	909	—
Net interest income after provision for loan losses	11,384	11,228	22,369	22,598
Other income
Service charges, commissions and fees	469	451	966	857
Annuities and insurance commissions	105	146	205	246
Bank-owned life insurance	256	274	511	839
Loan related fees	214	114	395	253
Net gains on sale of loans held for sale	43	91	79	229
Other	63	31	100	209
Other-than-temporary impairment losses on investment securities	—	—	—	(24)
Net gains on sales of investment securities	574	600	1,989	943
Total other income	1,724	1,707	4,245	3,552
Other expense
Salaries and employee benefits	3,184	3,335	6,516	6,825
Occupancy and equipment	816	811	1,896	1,717
FDIC insurance	288	208	588	521
Professional and consulting	306	230	561	449
Stationery and printing	88	78	172	163
Marketing and advertising	27	62	67	163
Computer expense	373	343	718	696
Other real estate owned, net	1	107	3	126
Merger expenses	729	—	1,789	—
All other	932	902	1,930	1,954
Total other expense	6,744	6,076	14,240	12,614
Income before income tax expense	6,364	6,859	12,374	13,536
Income tax expense	1,986	1,936	3,598	3,689
Net Income	4,378	4,923	8,776	9,847
Less: Preferred stock dividends	28	28	56	84
Net income available to common stockholders	$4,350	$4,895	$8,720	$9,763
Earnings per common share
Basic	$0.27	$0.30	$0.53	$0.60
Diluted	$0.26	$0.30	$0.53	$0.60
Weighted average common shares outstanding
Basic	16,372,885	16,348,915	16,361,596	16,348,567
Diluted	16,430,376	16,375,774	16,422,339	16,375,028
Dividend per common share	$0.075	$0.055	$0.150	$0.130

See accompanying notes to unaudited consolidated financial statements.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2014	2013	2014	2013
Net income	$4,378	$4,923	$8,776	$9,847
Other comprehensive (loss) income, net of tax:
Unrealized gains and losses on securities available-for-sale:
Unrealized holding (losses) gains on available-for-sale securities	3,311	(11,702)	6,827	(11,154)
Tax effect	(1,276)	4,689	(2,466)	4,489
Net of tax amount	2,035	(7,013)	4,361	(6,665)
Reclassification adjustment of OTTI losses included in income	—	—	—	24
Tax effect	—	—	—	(6)
Net of tax amount	—	—	—	18
Reclassification adjustment for net gains arising during the period	(574)	(600)	(1,989)	(943)
Tax effect	179	167	559	257
Net of tax amount	(395)	(433)	(1,430)	(686)
Amortization of unrealized holding gains on securities transferred from available-for-sale to held-to-maturity	54	88	99	74
Tax effect	(23)	(33)	(43)	(28)
Net of tax amount	31	55	56	46
Pension plan:
Actuarial gains	—	—	1,281	—
Tax effect	—	—	(523)	—
Net of tax amount	—	—	758	—
Total other comprehensive (loss) income	1,671	(7,391)	3,745	(7,287)
Total comprehensive (loss) income	$6,049	$(2,468)	$12,521	$2,560

See accompanying notes to unaudited consolidated financial statements.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

(in thousands, except for share and per share data)	Preferred Stock	Common Stock	Additional Paid In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance as of January 1, 2013	$11,250	$110,056	$4,801	$46,753	$(17,232)	$5,063	$160,691
Net income				9,847			9,847
Other comprehensive loss, net of tax						(7,287)	(7,287)
Dividend on series B preferred stock				(113)			(113)
Issuance cost of common stock				(6)			(6)
Cash dividends declared on common stock ($0.13 per share)				(2,125)			(2,125)
Issuance of restricted stock awards (18,829 shares)			91		152		243
Stock issued for options exercised (1,000 shares)			8		2		10
Stock-based compensation expense			25				25
Balance as of June 30, 2013	$11,250	$110,056	$4,925	$54,356	$(17,078)	$(2,224)	$161,285
Balance as of January 1, 2014	$11,250	$110,056	$4,986	$61,914	$(17,078)	$(2,544)	$168,584
Net income				8,776			8,776
Other comprehensive income, net of tax						3,745	3,745
Dividend on series B preferred stock				(56)			(56)
Issuance cost of common stock				(7)			(7)
Cash dividends declared on common stock ($0.15 per share)				(3,519)			(3,519)
Stock issued for options exercised (44,478 shares)			119		361		480
Tax benefit of options exercised			241				241
Stock-based compensation expense			34				34
Balance as of June 30, 2014	$11,250	$110,056	$5,380	$67,108	$(16,717)	$1,201	$178,278

See accompanying notes to unaudited consolidated financial statements.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net income	$8,776	$9,847
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of premiums and accretion of discounts on investment securities, net	941	1,841
Depreciation and amortization	428	429
Provision for loan losses	909	—
Stock-based compensation	34	25
Other-than-temporary impairment losses on investment securities	—	24
Gains on sales of investment securities, net	(1,989)	(943)
Net loss on sale of other real estate owned	—	75
Loans originated for resale	(2,821)	(12,351)
Proceeds from sale of loans held for sale	2,417	13,486
Gains on sale of loans held for sale	(79)	(229)
Decrease (increase) in accrued interest receivable	388	(1)
Decrease in prepaid FDIC insurance assessments	—	811
Increase in cash surrender value of bank-owned life insurance	(511)	(548)
Life insurance death benefit	—	(291)
Decrease (increase) in other assets	2,545	(3,215)
(Decrease) increase in other liabilities	(645)	1,185
Net cash provided by operating activities	10,393	10,145
Cash flows from investing activities:
Investment securities available-for-sale:
Purchases	(10,487)	(119,749)
Sales	66,738	78,911
Maturities, calls and principal repayments	14,486	29,583
Investment securities held-to-maturity:
Purchases	(8,310)	(6,104)
Maturities and principal repayments	5,068	2,803
Net (purchases) redemption of restricted investment in bank stocks	(2,303)	(22)
Net increase in loans	(45,730)	(13,421)
Purchases of premises and equipment	(747)	(304)
Proceeds from bank-owned life insurance death benefits	—	592
Proceeds from sale of other real estate owned	—	1,230
Net cash provided by (used in) investing activities	18,715	(26,481)
Cash flows from financing activities:
Net (decrease) increase in deposits	(67,385)	(26,028)
Net increase in borrowings	50,000	—
Cash dividends on preferred stock	(56)	(84)
Cash dividends on common stock	(2,456)	(1,978)
Issuance of restricted stock awards	—	243
Issuance cost of common stock	(7)	(6)
Tax benefit of options exercised	241	—
Proceeds from exercise of stock options	480	10
Net cash used in financing activities	(19,183)	(27,843)
Net change in cash and cash equivalents	9,925	(44,179)
Cash and cash equivalents at beginning of period	82,692	106,138
Cash and cash equivalents at end of period	$92,617	$61,959
Supplemental disclosures of cash flow information:
Cash payments for:
Interest paid on deposits and borrowings	$5,425	$5,548
Income taxes	2,553	1,630
Supplemental disclosures of non-cash investing activities:
Transfer of loans to other real estate owned	—	236
Dividends declared, not paid	1,063	—
Transfer of investment securities available-for-sale to investment securities held-to-maturity	—	75,694

See accompanying notes to unaudited consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Nature of Operations and Principles of Consolidation

The consolidated financial statements of ConnectOne Bancorp, Inc. (the “Parent Corporation”) are prepared on an accrual basis and include the accounts of the Parent Corporation and its wholly-owned subsidiary, ConnectOne Bank (the “Bank” and, collectively with the Parent Corporation and the Parent Corporation’s other direct and indirect subsidiaries, the “Corporation”). All significant intercompany accounts and transactions have been eliminated from the accompanying consolidated financial statements.

The Bank is a community-based, full-service New Jersey-chartered commercial bank that was founded in 2005. The Bank operates from its headquarters located at 301 Sylvan Avenue in the Borough of Englewood Cliffs, Bergen County, New Jersey, and following consummation of the merger on July 1, 2014, through its twenty-three other banking offices. Substantially all loans are secured by specific items of collateral including business assets, consumer assets, and commercial and residential real estate. Commercial loans are expected to be repaid from cash flow from business operations. There are no significant concentrations of loans to any one industry or customer. However, the customers’ ability to repay their loans is dependent on the cash flows, real estate and general economic conditions in the area.

The following unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and, accordingly, do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2014, or for any other interim period. The Company’s 2013 Annual Report on Form 10-K, should be read in conjunction with these financial statements.

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

FASB ASU No. 2014-09: Revenue from Contracts with Customers. In May 2014, the FASB issued an update creating FASB Topic 606, Revenue from Contracts with Customers. The guidance in this update affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (for example, insurance contracts or lease contracts). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance provides steps to follow to achieve the core principle. An entity should disclose sufficient information to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. Qualitative and quantitative information is required about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. The amendments in this update become effective for annual periods and interim periods within those annual periods beginning after December 15, 2016. We are currently evaluating the impact of adopting the new guidance on the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

FASB ASC ASU No. 2014-11, Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures. In June 2014, the FASB issued an update impacting FASB ASC 860, Transfers and Servicing. The amendments in this update change the accounting for repurchase-to-maturity transactions and linked repurchase financings to secured borrowing accounting, which is consistent with the accounting for other repurchase agreements. The amendments also require new disclosures. An entity is required to disclose information on transfers accounted for as sales in transactions that are economically similar to repurchase agreements. An entity must also provide additional information about the types of collateral pledged in repurchase agreements and similar transactions accounted for as secured borrowings. An entity is required to present changes in accounting for transactions outstanding on the effective date as a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. The amendments in this update become effective for the first interim or annual period beginning after December 15, 2014. We are currently evaluating the impact of adopting the new guidance on the consolidated financial statements, but it is not expected to have a material impact.

FASB ASC ASU No. 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. In June 2014, the FASB issued an update impacting FASB ASC 860, Transfers and Servicing. Generally, an award with a performance target also requires an employee to render service until the performance target is achieved. In some cases, however, the terms of an award may provide that the performance target could be achieved after an employee completes the requisite service period. The amendments in this update require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. An entity should apply guidance in Topic 718 as it relates to awards with performance conditions that affect vesting to account for such awards. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period for which the service has already been rendered. The amendments in this update become effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. We are currently evaluating the impact of adopting the new guidance on the consolidated financial statements, but it is not expected to have a material impact.

Note 3. Subsequent Event – Completion of Merger

On January 20, 2014, the Parent Corporation entered into an Agreement and Plan of Merger (the “Merger Agreement”) with ConnectOne Bancorp, Inc., a New Jersey corporation (“ConnectOne Bancorp”). Effective July 1, 2014 (the “Effective Time”), the Parent Corporation completed the merger contemplated by the Merger Agreement (the “Merger”) with legacy ConnectOne Bancorp, Inc., a New Jersey corporation (“Legacy ConnectOne”). At closing, Legacy ConnectOne merged with and into the Parent Corporation, with the Parent Corporation as the surviving corporation. Also at closing, the Parent Corporation changed its name from “Center Bancorp, Inc.” to “ConnectOne Bancorp, Inc.” and changed its NASDAQ trading symbol to “CNOB” from “CNBC.”

Pursuant to the Merger Agreement, holders of Legacy ConnectOne common stock, no par value per share (the “Legacy ConnectOne Common Stock”), received 2.6 shares of common stock of the Parent Corporarion, no par value per share (the “Company Common Stock”), for each share of Legacy ConnectOne Common Stock held immediately prior to the effective time of the Merger, with cash to be paid in lieu of fractional shares. Each outstanding share of Company Common Stock remained outstanding and was unaffected by the Merger. Each option granted by Legacy ConnectOne to purchase shares of Legacy ConnectOne Common Stock was converted into an option to purchase Company Common Stock on the same terms and conditions as were applicable prior to the Merger (taking into account any acceleration or vesting by reason of the consummation of the Merger and its related transactions), subject to adjustment of the exercise price and the number of shares of Company Common Stock issuable upon exercise of such option based on the 2.6 exchange ratio.

Immediately following the Merger, Union Center National Bank, a bank organized pursuant to the laws of the United States, and a wholly owned subsidiary of the Parent Corporation (“UNCB”), merged (the “Bank Merger”) with and into ConnectOne Bank, a New Jersey state-chartered commercial bank and a wholly owned subsidiary of Legacy ConnectOne, with ConnectOne Bank as the surviving entity (the “Bank”). The Bank will now conduct business only in the name of and under the brand of ConnectOne.

Given the initial accounting for this business combination is incomplete, management is not yet able to disclose the preliminary fair value of the assets acquired and liabilities assumed.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 4. Earnings per Common Share

Basic earnings per common share (“EPS”) is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding. Diluted EPS includes any additional common shares as if all potentially dilutive common shares were issued (e.g., stock options). The Corporation’s weighted average common shares outstanding for diluted EPS include the effect of stock options and restricted stock awards outstanding using the Treasury Stock Method, which are not included in the calculation of basic EPS. Anti-dilutive stock option and restricted stock award shares outstanding were 19,174 and 19,377, respectively, for the three and six months ended June 30, 2014, and anti-dilutive stock option shares outstanding were 67,451 for both the three and six months ended June 30, 2013.

Earnings per common share have been computed as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2014	2013	2014	2013
Net income	$4,378	$4,923	$8,776	$9,847
Preferred stock dividends	(28)	(28)	(56)	(84)
Net income available to common stockholders	$4,350	$4,895	8,720	$9,763
Basic weighted average common shares outstanding	16,373	16,349	16,362	16,349
Plus: effect of dilutive options	57	27	61	26
Diluted weighted average common shares outstanding	16,430	16,376	16,423	16,375
Earnings per common share:
Basic	$0.27	$0.30	$0.53	$0.60
Diluted	$0.26	$0.30	$0.53	$0.60

Note 5. Investment Securities

The Corporation’s investment securities are classified as available-for-sale and held-to-maturity at June 30, 2014 and December 31, 2013. Investment securities available-for-sale are reported at fair value with unrealized gains or losses included in equity, net of tax. Accordingly, the carrying value of such securities reflects their fair value at the balance sheet date. Fair value is based upon either quoted market prices, or in certain cases where there is limited activity in the market for a particular instrument, assumptions are made to determine their fair value. See Note 8 of the Notes to Consolidated Financial Statements for a further discussion.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables present information related to the Corporation’s investment securities at June 30, 2014 and December 31, 2013.

	June 30, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in thousands)
Investment Securities Available-for-Sale:
U.S. Treasury and agency securities	$9,608	$—	$(136)	$9,472
Federal agency obligations	22,643	116	(111)	22,648
Residential mortgage pass-through securities	44,369	1,563	(13)	45,919
Commercial mortgage pass-through securities	3,072	—	(51)	3,021
Obligations of U.S. states and political subdivisions	6,303	200	—	6,503
Trust preferred securities	16,085	490	(239)	16,336
Corporate bonds and notes	132,401	6,969	(43)	139,327
Asset-backed securities	15,010	166	—	15,176
Certificates of deposit	2,099	38	(5)	2,132
Equity securities	376	—	(83)	293
Mutual funds and money market funds	6,232	—	(100)	6,132
Total	$258,198	$9,542	$(781)	$266,959

Investment Securities Held-to-Maturity:
U.S. Treasury and agency securities	$28,159	$257	$—	$28,416
Federal agency obligations	22,039	166	(19)	22,186
Residential mortgage pass-through securities	2,049	14	—	2,063
Commercial mortgage pass-through securities	4,341	77	(18)	4,400
Obligations of U.S. states and political subdivisions	123,646	3,327	(410)	126,563
Corporate bonds and notes	37,925	950	—	38,875
Total	$218,159	$4,791	$(447)	$222,503
Total investment securities	$476,357	$14,333	$(1,228)	$489,462

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in thousands)
Investment Securities Available-for-Sale:
U.S. Treasury and agency securities	$14,344	$—	$(825)	$13,519
Federal agency obligations	20,567	29	(655)	19,941
Residential mortgage pass-through securities	48,312	791	(229)	48,874
Commercial mortgage pass-through securities	7,145	3	(157)	6,991
Obligations of U.S. states and political subdivisions	30,804	711	(55)	31,460
Trust preferred securities	19,763	150	(510)	19,403
Corporate bonds and notes	154,182	4,930	(482)	158,630
Asset-backed securities	15,733	246	—	15,979
Certificates of deposit	2,250	32	(20)	2,262
Equity securities	376	—	(89)	287
Mutual funds and money market funds	5,671	68	(15)	5,724
Total	$319,147	$6,960	$(3,037)	$323,070
Investment Securities Held-to-Maturity:
U.S. Treasury and agency securities	$28,056	$—	$(1,019)	$27,037
Federal agency obligations	15,249	23	(389)	14,883
Residential mortgage-backed securities	2,246	—	(64)	2,182
Commercial mortgage-backed securities	4,417	41	(62)	4,396
Obligations of U.S. states and political subdivisions	127,418	1,303	(3,688)	125,033
Corporate bonds and notes	37,900	149	(622)	37,427
Total	$215,286	$1,516	$(5,844)	$210,958
Total investment securities	$534,433	$8,476	$(8,881)	$534,028

The following table presents information for investment securities available-for-sale at June 30, 2014, based on scheduled maturities. Actual maturities can be expected to differ from scheduled maturities due to prepayment or early call options of the issuer.

	June 30, 2014
	Amortized Cost	Fair Value
	(in thousands)
Investment Securities Available-for-Sale:
Due in one year or less	$9,384	$9,499
Due after one year through five years	45,331	46,591
Due after five years through ten years	112,083	117,869
Due after ten years	37,351	37,635
Residential mortgage pass-through securities	44,369	45,919
Commercial mortgage pass-through securities	3,072	3,021
Equity securities	376	293
Mutual funds and money market funds	6,232	6,132
Total	$258,198	$266,959
Investment Securities Held-to-Maturity:
Due in one year or less	$2,052	$2,054
Due after one year through five years	12,932	13,203
Due after five years through ten years	68,506	69,838
Due after ten years	128,279	130,945
Residential mortgage-backed securities	2,049	2,063
Commercial mortgage pass-through securities	4,341	4,400
Total	$218,159	$222,503

Total investment securities	$476,357	$489,462

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

For the six months ended June 30, 2014, proceeds of available-for-sale investment securities sold amounted to approximately $66.7 million.

All residential mortgage and commercial mortgage pass-through securities are issued by government sponsored agencies.

Gross gains and losses from the sales of investment securities for the three-month and six-month periods ended June 30, 2014 and 2013 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2014	2013	2014	2013
Gross gains on sales of investment securities	$579	$600	$2,011	$1,032
Gross losses on sales of investment securities	5	—	22	89
Net gains on sales of investment securities	$574	$600	$1,989	$943

The following summarizes OTTI charges for the periods indicated.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2014	2013	2014	2013
Other than temporary impairment charges	$—	$—	$—	$—
Principal losses on a variable rate CMO	—	—	—	24
Total other-than-temporary impairment charges	$—	$—	$—	$24

The Corporation performs regular analysis on all its investment securities to determine whether a decline in fair value indicates that an investment is other-than-temporarily impaired in accordance with FASB ASC 320-10. FASB ASC 320-10 requires companies to record OTTI charges through earnings if they have the intent to sell, or if it is more likely than not that they will be required to sell an impaired debt security before recovery of its amortized cost basis. If the Corporation intends to sell or it is more likely than not it will be required to sell the security before recovery of its amortized cost basis, the OTTI is recognized in earnings equal to the entire difference between the investment’s amortized cost basis and its estimated fair value at the balance sheet date. If the Corporation does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis, the OTTI is separated into the amount representing the credit loss and the amount related to all other factors. The amount of the OTTI related to the credit loss is determined based on the present value of cash flows expected to be collected and is recognized in earnings. The amount of the total OTTI related to other factors is recognized in other comprehensive income, net of applicable taxes. The previous amortized cost basis less the OTTI recognized in earnings becomes the new amortized cost basis of the investment.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents detailed information for each trust preferred security held by the Corporation at June 30, 2014 which has at least one rating below investment grade.

Deal Name	Single Issuer or Pooled	Class/ Tranche	Amortized Cost	Fair Value	Gross Unrealized Gain (Loss)	Lowest Credit Rating Assigned	Number of Banks Currently Performing	Deferrals and Defaults as % of Original Collateral	Expected Deferral/Defaults as % of Remaining Performing Collateral
	(dollars in thousands)
Countrywide Capital IV	Single	n/a	$1,771	$1,819	$48	BB+	1	None	None
Countrywide Capital V	Single	n/a	2,747	2,858	111	BB+	1	None	None
Countrywide Capital V	Single	n/a	250	260	10	BB+	1	None	None
Nationsbank Cap Trust III	Single	n/a	1,574	1,335	(239)	BB+	1	None	None
Morgan Stanley Cap Trust IV	Single	n/a	2,500	2,515	15	BB+	1	None	None
Morgan Stanley Cap Trust IV	Single	n/a	1,743	1,759	16	BB+	1	None	None
Goldman Sachs	Single	n/a	1,000	1,139	139	BB+	1	None	None
Stifel Financial	Single	n/a	4,500	4,651	151	BBB-	1	None	None
Total			$16,085	$16,336	$251

Credit Loss Portion of OTTI Recognized in Earnings on Debt Securities

	Six Months Ended June 30, 2014	Year Ended December 31, 2013
	(in thousands)
Balance of credit-related OTTI at January 1,	$—	$4,450
Addition:
Credit losses on investment securities for which other-than-temporary impairment was not previously recognized	—	652
Reduction:
Credit losses on investment securities sold during the period	—	(5,102)
Balance of credit-related OTTI at period end	$—	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Temporarily Impaired Investments

For all securities, the Corporation does not believe that the unrealized losses, which were comprised of 81 investment securities as of June 30, 2014, represent an other-than-temporary impairment. The gross unrealized losses of $1.2 million associated with U.S. Treasury and agency securities, federal agency obligations, mortgage-backed securities, corporate bonds, tax-exempt securities, mutual funds and equity securities are not considered to be other than temporary because these unrealized losses are related to changes in interest rates and do not affect the expected cash flows of the underlying collateral or issuer.

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

The Corporation evaluates all securities with unrealized losses quarterly to determine whether the loss is other than temporary. Unrealized losses in the corporate debt securities category consists primarily of senior unsecured corporate debt securities issued by large financial institutions, insurance companies and other corporate issuers and single issuer corporate trust preferred securities. None of the corporate issuers have defaulted on interest payments. The unrealized loss in equity securities consists of losses on other bank equities. The decline in fair value is due in large part to the lack of an active trading market for these securities, changes in market credit spreads and rating agency downgrades. Management concluded that these securities were not other-than-temporarily impaired at June 30, 2014. Future deterioration in the credit quality of these large financial institution issuers of TRUP debt securities could result in impairment charges in the future.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables indicate gross unrealized losses not recognized in income and fair value, aggregated by investment category and the length of time individual securities have been in a continuous unrealized loss position at June 30, 2014 and December 31, 2013:

	June 30, 2014
	Total		Less than 12 Months		12 Months or Longer
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
Investment Securities Available-for-Sale:
U.S. Treasury and agency securities	$9,472	$(136)	$—	$—	$9,472	$(136)
Federal agency obligations	8,093	(111)	3,949	(37)	4,144	(74)
Residential mortgage pass-through securities	3,698	(13)	448	(1)	3,250	(12)
Commercial mortgage pass-through securities	3,021	(51)	—	—	3,021	(51)
Trust preferred securities	1,335	(239)	—	—	1,335	(239)
Corporate bonds and notes	7,410	(43)	5,445	(25)	1,965	(18)
Certificates of deposit	217	(5)	217	(5)	—	—
Equity securities	294	(83)	—	—	294	(83)
Mutual funds and money market funds	5,401	(100)	4,413	(89)	988	(11)
Total	38,941	(781)	14,472	(157)	24,469	(624)
Investment Securities Held-to-Maturity:
U.S. Treasury and agency securities	$—	$—	$—	$—	$—	$—
Federal agency obligations	1,757	(19)	1,757	(19)	—	—
Residential mortgage pass-through securities	—	—	—	—	—	—
Commercial mortgage pass-through securities	1,409	(18)	—	—	1,409	(18)
Obligations of U.S. states and political subdivisions	33,586	(410)	13,955	(48)	19,631	(362)
Total	36,752	(447)	15,712	(67)	21,040	(380)
Total Temporarily Impaired Securities	$75,693	$(1,228)	$30,184	$(224)	$45,509	$(1,004)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	December 31, 2013
	Total		Less than 12 Months		12 Months or Longer
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
Investment Securities Available-for-Sale:
U.S. Treasury and agency securities	$13,519	$(825)	$13,519	$(825)	$—	$—
Federal agency obligation	17,200	(655)	17,200	(655)	—	—
Residential mortgage pass-through securities	18,293	(229)	18,293	(229)	—	—
Commercial mortgage pass-through securities	2,924	(157)	2,924	(157)	—	—
Obligations of U.S. states and political subdivisions	4,199	(55)	4,199	(55)	—	—
Trust preferred securities	5,306	(510)	4,031	(211)	1,275	(299)
Corporate bonds and notes	32,498	(482)	30,533	(448)	1,965	(34)
Certificates of deposit	552	(20)	552	(20)	—	—
Equity securities	287	(89)	—	—	287	(89)
Mutual funds and money market funds	985	(15)	—	—	985	(15)
Total	95,763	(3,037)	91,251	(2,600)	4,512	(437)
Investment Securities Held-to-Maturity:
U.S. Treasury and agency securities	$27,037	$(1,019)	$27,037	$(1,019)	$—	$—
Federal agency obligation	13,492	(389)	13,197	(388)	295	(1)
Residential mortgage pass-through securities	2,182	(64)	2,182	(64)	—	—
Commercial mortgage pass-through securities	1,395	(62)	1,395	(62)	—	—
Obligations of U.S. states and political subdivisions	66,034	(3,688)	57,072	(2,957)	8,962	(731)
Corporate bonds and notes	27,210	(622)	27,210	(622)	—	—
Total	137,350	(5,844)	128,093	(5,112)	9,257	(732)
Total Temporarily Impaired Securities	$233,113	$(8,881)	$219,344	$(7,712)	$13,769	$(1,169)

Investment securities having a carrying value of approximately $140.0 million and $109.3 million at June 30, 2014 and December 31, 2013, respectively, were pledged to secure public deposits, borrowings, and Federal Home Loan Bank advances and for other purposes required or permitted by law.

Note 6. Loans and the Allowance for Loan Losses

Loans are stated at their principal amounts inclusive of net deferred loan origination fees. Interest income is credited as earned except when a loan becomes past due 90 days or more and doubt exists as to the ultimate collection of interest or principal. In those cases the recognition of income is discontinued. Past due status is based on the contractual terms of the loan. Loans that are past due 90 days or more that are both well secured and in the process of collection will remain on an accruing basis. When a loan is placed on non-accrual status, interest accruals cease and uncollected accrued interest is reversed and charged against current income.

Portfolio segments are defined as the level at which an entity develops and documents a systematic methodology to determine its allowance. Management has determined that the Corporation has two portfolio segments of loans and leases (commercial and consumer) in determining the allowance. Both quantitative and qualitative factors are used by management at the portfolio segment level in determining the adequacy of the allowance for the Corporation. Classes of loans and leases are a disaggregation of the Corporation’s portfolio segments. Classes are defined as a group of loans and leases which share similar initial measurement attributes, risk characteristics, and methods for monitoring and assessing credit risk. Management has determined that the Corporation has five classes of loans and leases: commercial and industrial (including lease financing), commercial – real estate, construction, residential mortgage (including home equity) and installment.

Generally, all classes of commercial and consumer loans and leases are placed on non-accrual status upon becoming contractually past due 90 days or more as to principal or interest (unless loans and leases are adequately secured by collateral and are in the process of collection), when terms are renegotiated below market levels, or where substantial doubt about full repayment of principal or interest is evident. For certain installment loans the entire outstanding balance on the loan is charged-off when the loan becomes 60 days past due.

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

When a loan has been identified as being impaired, the amount of impairment is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price, or the estimated fair value of the collateral, less any selling costs, if the loan is collateral-dependent. If the measurement of the impaired loan is less than the recorded investment in the loan (including accrued interest, net of deferred loan fees or costs and unamortized premiums or discounts), impairment is recognized by creating or adjusting an existing allocation of the allowance, or by recording a partial charge-off of the loan to its fair value. Interest payments made on impaired loans are typically applied to principal unless collectability of the principal amount is reasonably assured, in which case interest income may be accrued or recognized on a cash basis.

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

Allowance for Loan Losses

The allowance for loan losses is a valuation allowance for probable incurred credit losses. The allowance is increased by provisions charged to operations and reduced by loan charge-offs, net of recoveries. The allowance is based on management’s evaluation of the loan portfolio considering economic conditions, the volume and nature of the loan portfolio, historical loan loss experience and individual credit situations.

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

Composition of Loan Portfolio

The following table sets forth the composition of the Corporation’s loan portfolio, including net deferred fees and costs, at June 30, 2014 and December 31, 2013:

	June 30,	December 31,
	2014	2013
	(in thousands)
Commercial and industrial	$245,930	$229,688
Commercial real estate	565,397	536,539
Construction	46,705	42,722
Residential mortgage	147,128	150,571
Installment	617	1,084
Subtotal	1,005,777	960,604
Net deferred loan costs	479	339
Total loans	$1,006,256	$960,943

At June 30, 2014 and December 31, 2013, loans to executive officers and directors aggregated approximately $19,949,000 and $20,365,000, respectively. During the six months ended June 30, 2014, the Corporation made new loans and advances to executive officers and directors in the amount of $1,319,000. Payments and payoffs by such persons during the six months ended June 30, 2014 aggregate $1,735,000.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

At June 30, 2014 and December 31, 2013, loan balances of approximately $503.3 million and $564.7 million, respectively, were pledged to secure borrowings from the Federal Home Loan Bank of New York.

The following table presents information about the recorded investment loan receivables on non-accrual status by class at June 30, 2014 and December 31, 2013:

Loans Receivable on Non-Accrual Status
	June 30, 2014	December 31, 2013
	(in thousands)
Commercial and industrial	$775	$753
Commercial real estate	1,427	744
Residential mortgage	1,830	1,640
Total loans receivable on non-accrual status	$4,032	$3,137

Non-accrual loans and loans past due 90 days still on accrual include both smaller balance homogenous loans that are collectively evaluated for impairment and individually classified impaired loans.

The amount of interest income that would have been recorded on non-accrual loans during the six months ended June 30, 2014, the year ended December 31, 2013 and six months ended June 30, 2013, had payments remained in accordance with the original contractual terms, was $109,000, $104,000 and $58,000, respectively.

The Corporation continuously monitors the credit quality of its loans receivable. In addition to its internal staff, the Corporation utilizes the services of a third party loan review firm to rate the credit quality of its loans receivable. Credit quality is monitored by reviewing certain credit quality indicators. Assets classified “Pass” are deemed to possess average to superior credit quality, requiring no more than normal attention. Assets classified as “Special Mention” have generally acceptable credit quality yet possess higher risk characteristics/circumstances than satisfactory assets. Such conditions include strained liquidity, slow pay, stale financial statements, or other conditions that require more stringent attention from the lending staff. These conditions, if not corrected, may weaken the loan quality or inadequately protect the Corporation’s credit position at some future date. Assets are classified “Substandard” if the asset has a well-defined weakness that requires management’s attention to a greater degree than for loans classified special mention. Such weakness, if left uncorrected, could possibly result in the compromised ability of the loan to perform to contractual requirements. An asset is classified as “Doubtful” if it is inadequately protected by the net worth and/or paying capacity of the obligor or of the collateral, if any, that secures the obligation. Assets classified as doubtful include assets for which there is a “distinct possibility” that a degree of loss will occur if the inadequacies are not corrected. All loans past due 90 days or more and all impaired loans are included in the appropriate category below. The following table presents information, excluding net deferred costs, about the Corporation’s loan credit quality at June 30, 2014 and December 31, 2013:

Credit Quality Indicators
	June 30, 2014
	Pass	Special Mention	Substandard	Doubtful	Total
	(in thousands)
Commercial and industrial	$242,914	$1,621	$1,080	$315	$245,930
Commercial real estate	542,940	14,438	8,019	—	565,397
Construction	45,316	—	1,389	—	46,705
Residential mortgage	143,704	969	2,455	—	147,128
Installment	506	—	111	—	617
Total loans	$975,380	$17,028	$13,054	$315	$1,005,777

	December 31, 2013
	Pass	Special Mention	Substandard	Doubtful	Total
	(in thousands)
Commercial and industrial	$226,013	$1,719	$1,284	$672	$229,688
Commercial real estate	509,679	14,544	12,316	—	536,539
Construction	41,492	—	1,230	—	42,722
Residential mortgage	147,379	978	2,214	—	150,571
Installment	964	—	120	—	1,084
Total loans	$925,527	$17,241	$17,164	$672	$960,604

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table provides an analysis of the impaired loans, by class, at June 30, 2014 and December 31, 2013:

	June 30, 2014
	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(in thousands)
No Related Allowance Recorded
Commercial and industrial	$1,000	$1,301	$—
Commercial real estate	3,083	3,384	—
Residential mortgage	1,900	2,054	—
Installment	111	111	—
Total	$6,094	$6,850	—

With An Allowance Recorded
Commercial real estate	$3,600	$3,600	$335
Total	$3,600	$3,600	$335
Total
Commercial and industrial	$1,000	$1,301	$—
Commercial real estate	6,683	6,984	335
Residential mortgage	1,900	2,054	—
Installment	111	111	—
Total (including related allowance)	$9,694	$10,450	$335

	December 31, 2013
	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(in thousands)
No Related Allowance Recorded
Commercial and industrial	$449	$449	$—
Commercial real estate	10,482	10,783	—
Residential mortgage	1,858	2,000	—
Installment	120	120	—
Total	$12,909	$13,352	$—

With An Allowance Recorded
Commercial and industrial	$672	$672	$300
Commercial real estate	4,344	4,344	115
Total	$5,016	$5,016	$415
Total
Commercial and industrial	$1,121	$1,121	$300
Commercial real estate	14,826	15,127	115
Residential mortgage	1,858	2,000	—
Installment	120	120	—
Total (including related allowance)	$17,925	$18,368	$415

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table provides an analysis related to the average recorded investment and interest income recognized on impaired loans by class as of and for the three and six months ended June 30, 2014 and 2013.

	Three Months Ended June 30,				Six Months Ended June 30,
	2014		2013		2014		2013
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized

Impaired loans with no related allowance recorded:

Commercial and industrial	$1,357	$16	$—	$—	$1,370	$30	$—	$—
Commercial real estate	3,112	42	1,450	19	3,123	43	1,450	38
Residential mortgage	2,229	24	—	—	2,280	31	—	—
Installment	113	1	—	—	115	3	—	—
Total	$6,811	83	$1,450	$19	$6,888	$107	$1,450	$38

Impaired loans with an allowance recorded:

Commercial real estate	$3,600	$43	$3,908	$34	$3,600	$85	$4,087	$68
Residential mortgage	—	—	1,244	11	—	—	1,244	21
Total	$3,600	$43	$5,152	$45	$3,600	$85	$5,331	$89

Total impaired loans:

Commercial and industrial	$1,357	$16	$—	$—	$1,370	$30	$—	$—
Commercial real estate	6,712	85	5,358	53	6,723	128	5,537	106
Residential mortgage	2,229	24	1,244	11	2,280	31	1,244	21
Installment	113	1	—	—	115	3	—	—
Total	$10,411	$126	$6,602	$64	$10,488	$192	$6,781	$127

Included in impaired loans at June 30, 2014 are loans that are deemed troubled debt restructurings. The recorded investment in loans include accrued interest receivable and other capitalized costs such as real estate taxes paid on behalf of the borrower and loan origination fees, net, when applicable.

Cash basis interest and interest income recognized on accrual basis approximate each other.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table provides an analysis of the aging of the recorded investment of loans, excluding net deferred costs that are past due at June 30, 2014 and December 31, 2013 by class:

Aging Analysis

	June 30, 2014
	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans Receivable	Loans Receivable > 90 Days Past Due and Accruing
	(in thousands)
Commercial and Industrial	$911	$1,831	$775	$3,517	$242,413	$245,930	$—
Commercial Real Estate	990	1,647	1,427	4,064	561,333	565,397	—
Construction	—	—	—	—	46,705	46,705	—
Residential Mortgage	775	791	1,974	3,540	143,588	147,128	144
Installment	4	—	—	4	613	617	—
Total	$2,680	$4,269	$4,176	$11,125	$994,652	$1,005,777	$144

	December 31, 2013
	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans Receivable	Loans Receivable > 90 Days Past Due and Accruing
	(in thousands)
Commercial and Industrial	$18	$—	$753	$771	$228,917	$229,688	$—
Commercial Real Estate	221	—	744	965	535,574	536,539	—
Construction	—	—	—	—	42,722	42,722	—
Residential Mortgage	990	258	1,640	2,888	147,683	150,571	—
Installment	5	—	—	5	1,079	1,084	—
Total	$1,234	$258	$3,137	$4,629	$955,975	$960,604	$—

The following table details the amount of loans receivable that are evaluated individually, and collectively, for impairment (excluding net deferred costs), and the related portion of the allowance for loan loss that is allocated to each loan portfolio class:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Allowance for loan and lease losses

	June 30, 2014
	Commercial & Industrial	Commercial Real Estate	Construction	Residential Mortgage	Installment	Unallocated	Total
	(in thousands)
Allowance for loan and lease losses:
Individually evaluated for impairment	$—	$335	$—	$—	$—	$—	$335
Collectively evaluated for impairment	2,142	5,406	504	1,011	63	1,364	10,490
Total	$2,142	$5,741	$504	1,011	$63	$1,364	$10,825

Loans Receivable
Individually evaluated for impairment	$1,000	$6,683	$—	$1,900	$111	$—	$9,694
Collectively evaluated for impairment	242,915	544,960	45,316	132,955	387	—	966,533
Loans acquired with discounts related to credit quality	2,015	13,754	1,389	12,273	119	—	29,550
Total	$245,930	$565,397	$46,705	$147,128	$617	$—	$1,005,777

Allowance for loan and lease losses

	December 31, 2013
	Commercial & Industrial	Commercial Real Estate	Construction	Residential Mortgage	Installment	Unallocated	Total
	(in thousands)
Allowance for loan and lease losses:
Individually evaluated for impairment	$300	$115	$—	$—	$—	$—	$415
Collectively evaluated for impairment	1,398	5,631	362	990	146	1,391	9,918
Total	$1,698	$5,746	$362	$990	$146	$1,391	$10,333

Loans Receivable
Individually evaluated for impairment	$1,121	$14,826	$—	$1,858	$120	$—	$17,925
Collectively evaluated for impairment	226,450	505,361	41,493	135,031	839	—	909,174
Loans acquired with discounts related to credit quality	2,117	16,352	1,229	13,682	125	—	33,505
Total	$229,688	$536,539	$42,722	$150,571	$1,084	$—	$960,604

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

A summary of the activity in the allowance for loan losses is as follows:

	Three Months Ended June 30, 2014
	Commercial & Industrial	Commercial Real Estate	Construction	Residential Mortgage	Installment	Unallocated	Total
	(in thousands)
Balance at April 1,	$2,225	$5,384	$434	$1,004	$79	$1,507	$10,633

Charge offs	—	—	—	(90)	(4)	—	(94)

Recoveries	—	—	—	1	1	—	2

Provision	(83)	357	70	96	(13)	(143)	284

Balance at June 30,	$2,142	$5,741	$504	$1,011	$63	$1,364	$10,825

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Six Months Ended June 30, 2014
	Commercial & Industrial	Commercial Real Estate	Construction	Residential Mortgage	Installment	Unallocated	Total
	(in thousands)
Balance at January 1,	$1,698	$5,746	$362	$990	$146	$1,391	$10,333

Charge offs	(333)	—	—	(90)	(7)	—	(430)

Recoveries	—	—	—	11	2	—	13

Provision	777	(5)	142	100	(78)	(27)	909

Balance at June 30,	$2,142	$5,741	$504	$1,011	$63	$1,364	$10,825

	Three Months Ended June 30, 2013
	Commercial & Industrial	Commercial Real Estate	Construction	Residential Mortgage	Installment	Unallocated	Total
	(in thousands)
Balance at April 1,	$2,083	$5,353	$284	$1,378	$103	$1,031	$10,232

Charge offs	—	(50)	—	—	(11)	—	(61)

Recoveries	21	8	—	—	2	—	31

Provision	318	22	34	(37)	(65)	(272)	—

Balance at June 30,	$2,422	$5,333	$318	$1,341	$29	$759	$10,202

	Six Months Ended June 30, 2013
	Commercial & Industrial	Commercial Real Estate	Construction	Residential Mortgage	Installment	Unallocated	Total
	(in thousands)
Balance at January 1,	$2,424	$5,323	$313	$1,532	$113	$532	$10,237

Charge offs	—	(50)	—	—	(16)	—	(66)

Recoveries	21	8	—	—	2	—	31

Provision	(23)	52	5	(191)	(70)	227	—

Balance at June 30,	$2,422	$5,333	$318	$1,341	$29	$759	$10,202

At June 30, 2014, there were no commitments to lend additional funds to borrowers whose loans were on non-accrual status or were contractually past due in excess of 90 days and still accruing interest, or whose terms have been modified in troubled debt restructurings.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The policy of the Corporation generally is to grant commercial, mortgage and installment loans to residents and businesses within its market area. The borrowers’ abilities to repay their obligations are dependent upon various factors, including the borrowers’ income and net worth, cash flows generated by the borrowers’ underlying collateral, value of the underlying collateral, and priority of the lender’s lien on the property. Such factors are dependent upon various economic conditions and individual circumstances beyond the control of the Corporation. The Corporation is therefore subject to risk of loss. The Corporation believes its lending policies and procedures adequately minimize the potential exposure to such risks and that adequate provisions for loan losses are provided for all known and inherent risks. Collateral and/or personal guarantees are required for virtually all loans. A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.

Loans modified in a troubled debt restructuring totaled $2.7 million at June 30, 2014, of which $1.1 million were on non-accrual status. The remaining loans modified were current and have complied with the terms of their restructure agreement. At December 31, 2013, loans modified in a troubled debt restructuring totaled $6.6 million, of which $826,000 were on non-accrual status. The remaining loans modified were current at the time of the restructuring and have complied with the terms of their restructure agreement. The Corporation has allocated $0 of specific allocations with respect to loans whose loan terms had been modified in troubled debt restructurings as of June 30, 2014 and December 31, 2013.

The following table presents loans by class modified as troubled debt restructurings that occurred during the six months ended June 30, 2014 (dollars in thousands):

	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled debt restructurings:
Commercial and industrial	1	$672	$315
Commercial real estate	—	—	—
Construction	—	—	—
Residential real estate	1	53	51
Installment	—	—	—

Total	2	$725	$366

The Corporation had a $333,000 charge-off in connection with a loan modification at the time of modification during the six months ended June 30, 2014. There were no troubled debt restructurings for which there was a payment default within twelve months following the modification during the six months ended June 30, 2014.

On April 30, 2014, a $4.1 million performing troubled debt restructuring was upgraded to pass status.

There were no troubled debt restructurings that occurred during the year ended December 31, 2013. The Corporation had no loans charged-off in connection with a loan modification at the time of the modification during the year ended December 31, 2013. There were no troubled debt restructurings for which there was a payment default within twelve months following the modification during the year ended December 31, 2013.

In an effort to proactively manage delinquent loans, the Corporation has selectively extended to certain borrowers concessions such as rate reductions, extension of maturity dates, principal or interest forgiveness, adjusted repayment terms, forbearance agreements, or combinations of two or more of these concessions. As of June 30, 2014, loans on which concessions were made with respect to adjusted repayment terms amounted to $1.4 million. Loans on which combinations of two or more concessions were made amounted to $1.3 million. The concessions granted included principal concessions, rate reduction, adjusted repayment, extended maturity and payment deferral.

Note 7. Fair Value Measurements and Fair Value of Financial Instruments

Fair Value Measurements

Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique. The estimated fair value amounts have been measured as of March 31, 2014 and December 31, 2013, and have not been re-evaluated or updated for purposes of these consolidated financial statements subsequent to those respective dates. As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported at each period end.

Fair value is the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. There are three levels of inputs that may be used to measure fair values:

•	Level 1: Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.

•	Level 2: Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

•	Level 3: Significant unobservable inputs that reflect a reporting entity’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

An asset’s or liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Investment Securities Available-for-Sale

Where quoted prices are available in an active market, investment securities are classified in Level 1 of the valuation hierarchy. Level 1 inputs include investment securities that have quoted prices in active markets for identical assets. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics, or discounted cash flows. Examples of instruments, which would generally be classified within Level 2 of the valuation hierarchy, include municipal bonds and certain agency collateralized mortgage obligations. In certain cases where there is limited activity in the market for a particular instrument, assumptions must be made to determine its fair value and it is classified as Level 3. Due to the inactive condition of the markets amidst the financial crisis, the Corporation treated certain investment securities as Level 3 assets in order to provide more appropriate valuations. For assets in an inactive market, the infrequent trades that do occur are not a true indication of fair value. When measuring fair value, the valuation techniques available under the market approach, income approach and/or cost approach are used. The Corporation’s evaluations are based on market data and the Corporation employs combinations of these approaches for its valuation methods depending on the asset class. In certain cases where there were limited or less transparent information provided by the Corporation’s third-party pricing service, fair value was estimated by the use of secondary pricing services or through the use of non-binding third-party broker quotes.

On a quarterly basis, management reviews the pricing information received from the Corporation’s third-party pricing service. This review process includes a comparison to non-binding third-party broker quotes, as well as a review of market-related conditions impacting the information provided by the Corporation’s third-party pricing service.

Management primarily identifies investment securities which may have traded in illiquid or inactive markets by identifying instances of a significant decrease in the volume and frequency of trades, relative to historical levels, as well as instances of a significant widening of the bid-ask spread in the brokered markets. Investment securities that are deemed to have been trading in illiquid or inactive markets may require the use of significant unobservable inputs. For example, management may use quoted prices for similar investment securities in the absence of a liquid and active market for the securities being valued. As of June 30, 2014 and December 31, 2013, management made no adjustments to prices provided by the third-party pricing service as a result of illiquid or inactive markets.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

For financial assets and liabilities measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2014 and December 31, 2013 are as follows:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

		Fair Value Measurements at Reporting Date Using
Assets Measured at Fair Value on a Recurring Basis	June 30, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
U.S. Treasury & agency securities	$9,472	$9,472	$—	$—
Federal agency obligations	22,648	—	22,648	—
Residential mortgage pass-through securities	45,919	—	45,919	—
Commercial mortgage pass-through securities	3,021	—	3,021	—
Obligations of U.S. states and political subdivisions	6,503	—	6,503	—
Trust preferred securities	16,336	—	16,336	—
Corporate bonds and notes	139,327	—	139,327	—
Asset-backed securities	15,176	—	15,176	—
Certificates of deposit	2,132	—	2,132	—
Equity securities	293	293	—	—
Mutual funds and money market funds	6,132	6,132	—	—
Investment securities available-for-sale	$266,959	$15,897	$251,062	$—

		Fair Value Measurements at Reporting Date Using
Assets Measured at Fair Value on a Recurring Basis	December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
U.S. Treasury and agency securities	$13,519	$13,519	$—	$—
Federal agency obligations	19,941	—	19,941	—
Residential mortgage pass-through securities	48,874	—	48,874	—
Commercial mortgage pass-through securities	6,991	—	6,991	—
Obligations of U.S. states and political subdivisions	31,460	—	31,460	—
Trust preferred securities	19,403	—	19,403	—
Corporate bonds and notes	158,630	—	158,630	—
Asset-backed securities	15,979	—	15,979	—
Certificates of deposit	2,262	—	2,262	—
Equity securities	287	287	—	—
Mutual funds and money market funds	5,724	5,724	—	—
Securities available-for-sale	$323,070	$19,530	$303,540	$—

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables present the changes in investment securities available-for-sale with significant unobservable inputs (Level 3) for the three months ended June 30, 2014 and 2013.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(in thousands)
Balance, beginning of the period	$—	$44	$—	$36
Interest payment deferrals	—	15	—	29
Principal repayments	—	—	—	—
Total net losses included in net income	—	—	—	—
Total net unrealized (losses) gains	—	13	—	7
Balance, end of the period	—	$72	—	$72

For the six months ended June 30, 2014, there were no transfers of investment securities available-for-sale into or out of Level 1, Level 2, or Level 3 assets.

Assets Measured at Fair Value on a Non-Recurring Basis

For assets measured at fair value on a non-recurring basis, the unobservable inputs used to derive fair value measurements at June 30, 2014 and December 31, 2013 were as follows:

Impaired Loans	Valuation Techniques	Range of Unobservable Inputs
Residential	Appraisals of collateral value	Adjustment for age of comparable sales, generally a decline of 0% to 25%
Commercial	Discounted cash flow model	Discount rate from 0% to 6%
Commercial real estate	Appraisals of collateral value	Market capitalization rates between 8% to 12%. Market rental rates for similar properties
Construction	Appraisals of collateral value	Adjustment for age comparable sales. Generally a decline of 0% to 5%

Other Real Estate Owned
Residential	Appraisals of collateral value	Adjustment for age of comparable sales, generally a decline of 0% to 25%
Commercial	Appraisals of collateral value	Adjustment for age of comparable sales, generally a decline of 0% to 15%

		Fair Value Measurements at Reporting Date Using
Assets Measured at Fair Value on a Non-Recurring Basis	June 30, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired Loans	(in thousands)
Commercial real estate	$3,265	$—	$—	$3,265
Other Real Estate Owned
Residential	220	—	—	220

		Fair Value Measurements at Reporting Date Using
Assets Measured at Fair Value on a Non-Recurring Basis	December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired Loans	(in thousands)
Commercial and industrial	$372	$—	$—	$372
Commercial real estate	4,229	—	—	4,229
Other Real Estate Owned Residential	220	—	—	220

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following methods and assumptions were used to estimate the fair values of the Corporation’s assets measured at fair value on a non-recurring basis at June 30, 2014 and December 31, 2013.

Impaired Loans. The value of an impaired loan is measured based upon the present value of expected future cash flows discounted at the loan’s effective interest rate, or the fair value of the collateral if the loan is collateral dependent. Smaller balance homogeneous loans that are collectively evaluated for impairment, such as residential mortgage loans and installment loans, are specifically excluded from the impaired loan portfolio. The Corporation’s impaired loans are primarily collateral dependent. Impaired loans are individually assessed to determine that each loan’s carrying value is not in excess of the fair value of the related collateral or the present value of the expected future cash flows. Impaired loans at June 30, 2014 that required a valuation allowance during 2014 were $3.6 million with a related valuation allowance of $335,000 compared to $5.0 million with a related valuation allowance of $415,000 at December 31, 2013. Additional provision for loan losses of $110,000 and $222,000 for the second quarter and first six months of 2014, respectively, were recorded.

Other Real Estate Owned. Other real estate owned (“OREO”) is measured at fair value less costs to sell, generally a decline of 0% to 25% for residential OREO and a decline of 0% to 15% for commercial OREO. The Corporation believes that the fair value component in its valuation follows the provisions of FASB ASC 820-10-05. The fair value of OREO is determined by sales agreements or appraisals by qualified licensed appraisers approved and hired by the Corporation. Costs to sell associated with OREO are based on estimation per the terms and conditions of the sales agreements or appraisals.

Cash and due from banks and interest bearing deposits: The carrying amounts of cash and short-term instruments approximate fair values and care classified as Level 1.

Investment in Restricted Stock: It is not practical to determine the fair value of FHLB Stock due to restrictions placed on its transferability.

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

Non-Interest-Bearing Deposits. The fair value for non-interest-bearing deposits is equal to the amount payable on demand at the reporting date.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Corporation’s financial instruments as of June 30, 2014 and December 31, 2013.

			Fair Value Measurements
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
June 30, 2014
Financial assets
Cash and due from banks	$92,617	$92,617	$92,617	$—	$—
Investment securities available-for-sale	266,959	266,959	15,897	251,062	—
Investment securities held-to-maturity	218,159	222,503	28,416	175,210	18,877
Investment in restricted stock	11,289	n/a	n/a	n/a	n/a
Net loans	995,431	992,632	—	—	992,632
Accrued interest receivable	6,414	6,414	89	3,568	2,757

Financial liabilities
Non interest-bearing deposits	238,138	238,138	238,138	—	—
Interest-bearing deposits	1,036,482	1,043,230	—	1,043,230	—
Borrowings	196,000	209,075	—	209,075	—
Subordinated debentures	5,155	4,923	—	4,923	—
Accrued interest payable	998	998	—	998	—

December 31, 2013
Financial assets
Cash and due from banks	$82,692	$82,692	$82,692	$—	$—
Investment securities available-for-sale	323,070	323,070	19,530	303,540	—
Investment securities held-to-maturity	215,286	210,958	27,037	164,940	18,981
Investment in restricted stock	8,986	n/a	n/a	n/a	n/a
Net loans	950,610	948,606	—	—	948,606
Accrued interest receivable	6,802	6,802	102	4,034	2,666

Financial liabilities
Non interest-bearing deposits	227,370	227,370	227,370	—	—
Interest-bearing deposits	1,114,635	1,115,781	—	1,115,781	—
Long-term borrowings	146,000	157,440	—	157,440	—
Subordinated debentures	5,155	5,143	—	5,143	—
Accrued interest payable	963	963	—	963	—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 8. Accumulated Other Comprehensive Income

Accumulated other comprehensive income (loss) at June 30, 2014 and December 31, 2013 consisted of the following:

	June 30, 2014	December 31, 2013
	(in thousands)
Net unrealized gain on investment securities available-for-sale, net of tax	$5,304	$2,374
Unamortized component of securities transferred from available-for-sale to held-to-maturity, net of tax	(1,368)	(1,425)
Defined benefit pension and post-retirement plans, net of tax	(2,735)	(3,493)
Total accumulated other comprehensive income (loss)	$1,201	$(2,544)

Note 9. Stock-Based Compensation

The Corporation maintains two stock-based compensation plans from which new grants could be issued. The Corporation’s stock-based compensation plans permit Parent Corporation common stock to be issued to key employees and directors of the Corporation and its subsidiaries. The options granted under the plans are intended to be either incentive stock options or non-qualified options. Under the 2009 Equity Incentive Plan, a total of 363,081 shares are available for grant and issuance as of June 30, 2014. Under the 2003 Non-Employee Director Stock Option Plan, a total of 380,644 shares remain available for grant and issuance under the plan as of June 30, 2014. Such shares may be treasury shares, newly issued shares or a combination thereof.

Options have been granted to purchase common stock principally at the fair market value of the stock at the date of grant. Options are exercisable over a three-year vesting period starting one year after the date of grant and generally expire ten years from the date of grant.

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

For the six months ended June 30, 2014, the Corporation’s income before income taxes and net income were reduced by $34,000 and $20,000, respectively; as a result of the compensation expense related to stock options and restricted stock awards. For the six months ended June 30, 2013, the Corporation’s income before income taxes and net income were reduced by $25,000 and $15,000, respectively, as a result of the compensation expense related to stock options.

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

There were 18,829 restricted stock awards outstanding at June 30, 2014 and June 30, 2013. These awards were issued with an award price equal to the market price of the Corporation’s common stock on the award date and with a five year vesting period. Forfeiture provisions exist for personnel that separate employment before the vesting period expires. During the first sixth months of 2014, none of the shares of restricted stock were vested. All shares of restricted stock were fully vested on July 1, 2014.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

There were 0 and 31,257 shares of common stock underlying options that were granted during the three and six months ended June 30, 2014 and 2013, respectively. The fair value of share-based payment awards was estimated using the Black-Scholes option pricing model with the following assumptions and weighted average fair values at the time the grants were awarded:

	Six Months Ended June 30,
	2014	2013
Weighted average fair value of grants	n/a	$2.50
Risk-free interest rate	n/a	1.86%
Dividend yield	n/a	1.76%
Expected volatility	n/a	23.21%
Expected life in months	n/a	69

Activity under the stock-based compensation plans as of June 30, 2014 and changes during the sixth months ended June 30, 2014 were as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2013	214,263	$10.59
Granted – options	—
Exercised	44,478	$10.78
Canceled/expired	—
Forfeited	—
Outstanding at June 30, 2014	169,785	$10.54	5.96	$1,474,951
Exercisable at June 30, 2014	120,343	$10.05	5.01	$1,105,335

The aggregate intrinsic value of options above represents the total pre-tax intrinsic value (the difference between the Corporation’s closing stock price on the last trading day of the second quarter of 2014 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2014. This amount changes based on the fair value of the Corporation’s stock.

As of June 30, 2014, there was approximately $117,000 of total unrecognized compensation expense relating to unvested stock options. These costs are expected to be recognized over a weighted average period of 2.5 years. As of June 30, 2014, there was approximately $194,000 of total unrecognized compensation expense relating to unvested restricted stock awards. These costs are expected to be recognized over a weighted average period of 5.0 years.

Note 10. Components of Net Periodic Pension Cost

The Corporation maintained a non-contributory defined benefit pension plan for substantially all of its employees until September 30, 2007, at which time the Corporation froze the plan. The following table sets forth the net periodic pension cost of the Corporation’s pension plan for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)
Interest cost	$144	$132	$288	$264
Expected return on plan assets	(149)	(148)	(298)	(244)
Net amortization and deferral	56	94	112	188
Net periodic pension cost	$51	$78	$102	$208

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

33

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this analysis is to provide the reader with information relevant to understanding and assessing the Corporation’s results of operations for the periods presented herein and financial condition as of June 30, 2014 and December 31, 2013. In order to fully understand this analysis, the reader is encouraged to review the consolidated financial statements and accompanying notes thereto appearing elsewhere in this report.

Cautionary Statement Concerning Forward-Looking Statements

This report includes forward-looking statements within the meaning of Sections 27A of the Securities Act of 1933, as amended, and 21E of the Securities Exchange Act of 1934, as amended, that involve inherent risks and uncertainties. This report contains certain forward-looking statements with respect to the financial condition, results of operations, plans, objectives, future performance and business of ConnectOne Bancorp Inc. and its subsidiaries, including statements preceded by, followed by or that include words or phrases such as “believes,” “expects,” “anticipates,” “plans,” “trend,” “objective,” “continue,” “remain,” “pattern” or similar expressions or future or conditional verbs such as “will,” “would,” “should,” “could,” “might,” “can,” “may” or similar expressions. There are a number of important factors that could cause future results to differ materially from historical performance and these forward-looking statements. Factors that might cause such a difference include, but are not limited to: (1) competitive pressures among depository institutions may increase significantly; (2) changes in the interest rate environment may reduce interest margins; (3) prepayment speeds, loan origination and sale volumes, charge-offs and loan loss provisions may vary substantially from period to period; (4) general economic conditions may be less favorable than expected; (5) political developments, sovereign debt problems, wars or other hostilities may disrupt or increase volatility in securities markets or other economic conditions; (6) legislative or regulatory changes or actions may adversely affect the businesses in which ConnectOne Bancorp is engaged, including, without limitation, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010; (7) changes and trends in the securities markets may adversely impact ConnectOne Bancorp; (8) a delayed or incomplete resolution of regulatory issues could adversely impact planning by ConnectOne Bancorp; (9) the impact on reputation risk created by the developments discussed above on such matters as business generation and retention, funding and liquidity could be significant; and (10) the outcome of regulatory and legal investigations and proceedings may not be anticipated. Further information on other factors that could affect the financial results of ConnectOne Bancorp is included in Item 1A. of ConnectOne Bancorp’s Annual Report on Form 10-K and in ConnectOne Bancorp’s other filings with the Securities and Exchange Commission. These documents are available free of charge at the Commission’s website at http://www.sec.gov and/or from ConnectOne Bancorp, Inc.

Critical Accounting Policies and Estimates

The accounting and reporting policies followed by ConnectOne Bancorp, Inc. and its subsidiaries (collectively, the “Corporation”) conform, in all material respects, to U.S. generally accepted accounting principles. In preparing the consolidated financial statements, management has made estimates, judgments and assumptions that affect the reported amounts of assets and liabilities as of the dates of the consolidated statements of condition and for the periods indicated in the consolidated statements of operations. Actual results could differ significantly from those estimates.

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

34

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

In instances when a determination is made that an other-than-temporary impairment exists but the investor does not intend to sell the debt security and it is not more likely than not that it will be required to sell the debt security prior to its anticipated recovery, the other-than-temporary impairment is separated into (a) the amount of the total other-than-temporary impairment related to a decrease in cash flows expected to be collected from the debt security (the credit loss) and (b) the amount of the total other-than-temporary impairment related to all other factors. The amount of the total other-than-temporary impairment related to the credit loss is recognized in earnings. The amount of the total other-than-temporary impairment related to all other factors is recognized in other comprehensive income.

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

Goodwill

The Corporation adopted the provisions of FASB ASC 350-10, which requires that goodwill be reported separate from other intangible assets in the Consolidated Statements of Condition and not be amortized but rather tested for impairment annually or more frequently if impairment indicators arise. No impairment charge was deemed necessary for the three and six months ended June 30, 2014 and 2013.

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

Fluctuations in the actual outcome of these future tax consequences could impact the Corporation’s consolidated financial condition or results of operations. Note 12 of the 2013 Form 10-K of the Notes to Consolidated Financial Statements includes additional discussion on the accounting for income taxes.

35

Operating Results Overview

Net income available to common stockholders for the three months ended June 30, 2014 amounted to $4.4 million compared to $4.9 million for the comparable three-month period ended June 30, 2013. The Corporation recorded earnings per diluted common share of $0.26 for the three months ended June 30, 2014 as compared with earnings of $0.30 per diluted common share for the same three months in 2013. The annualized return on average assets was 1.06% for the three months ended June 30, 2014, compared to 1.22% for the three months ended June 30, 2013. The annualized return on average stockholders’ equity was 9.92% for the three-month period ended June 30, 2014, compared to 11.84% for the three months ended June 30, 2013.

Net income available to common stockholders for the six months ended June 30, 2014 amounted to $8.7 million compared to $9.8 million for the comparable six-month period ended June 30, 2013. The Corporation recorded earnings per diluted common share of $0.53 for the six months ended June 30, 2014 as compared with earnings of $0.60 per diluted common share for the same six months in 2013. The annualized return on average assets was 1.05% for the six months ended June 30, 2014, compared to 1.22% for six months ended June 30, 2013. The annualized return on average stockholders’ equity was 9.97% for the six-month period ended June 30, 2013, compared to 11.96% for the six months ended June 30, 2013.

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

The following table presents the components of net interest income on a tax-equivalent basis for the periods indicated.

Net Interest Income

(tax-equivalent basis)

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in thousands)	2014	2013	Increase (Decrease)	Percent Change	2014	2013	Increase (Decrease)	Percent Change
Interest income:
Investment securities AFS	$2,288	$3,521	$(1,233)	(35.02)%	$4,957	$7,410	$(2,453)	(33.10)%
Investment securities HTM	2,037	1,048	989	94.37	4,050	1,810	2,240	123.76
Loans, including net costs	10,563	9,892	671	6.78	20,750	19,815	935	4.72
Restricted investment in bank stocks, at cost	97	99	(2)	(2.02)	210	207	3	1.45
Other interest-bearing deposits	—	—	—	—	—	2	(2)	(100.00)
Total interest income	14,985	14,560	425	2.92	29,967	29,244	723	2.47
Interest expense:
Time deposits $100 or more	203	220	(17)	(7.73)	410	459	(49)	(10.68)
All other deposits	1,098	1,063	35	3.29	2,207	2,108	99	4.70
Borrowings	1,432	1,468	(36)	(2.45)	2,843	2,918	(75)	(2.57)
Total interest expense	2,733	2,751	(18)	(0.65)	5,460	5,485	(25)	(0.46)
Net interest income on a fully tax-equivalent basis	12,252	11,809	443	3.75	24,507	23,759	748	3.15
Tax-equivalent adjustment (1)	(584)	(581)	(3)	(0.52)	(1,229)	(1,161)	(68)	(5.86)
Net interest income	$11,668	$11,228	$440	3.92%	$23,278	$22,598	$680	3.01%

(1) Computed using a federal income tax rate of 35 percent for 2014 and 2013.

36

Net interest income on a tax-equivalent basis increased $443,000, or 3.75%, to $12.3 million for the three months ended June 30, 2014 as compared to the same period in 2013. For the three months ended June 30, 2014, the net interest margin widened by 1 basis point to 3.29% from 3.28% during the three months ended June 30, 2013. For the three months ended June 30, 2014, a decrease in the average yield on interest-earning assets of 2 basis points was partially offset by a decrease in the average cost of interest-bearing liabilities of 3 basis points, resulting in a stabilization of the Corporation’s net interest spread for the periods. Net interest margin contracting during the second quarter period of 2014 occurred primarily as result of a higher liquidity pool carried during the quarter.

Net interest income on a fully tax-equivalent basis increased $748,000, or 3.1%, to $24.5 million for the six months ended June 30, 2014 as compared to the same period in 2013. For the six months ended June 30, 2014, the net interest margin contracted 1 basis point to 3.28% from 3.29% during the six months ended June 30, 2013. For the six months ended June 30, 2014, a decrease in the average yield on interest-earning assets of 4 basis points was partially offset by a decrease in the average cost of interest-bearing liabilities of 4 basis points, resulting in a flat net interest spread of 3.14% for the periods.

The yield on the Company’s loan portfolio continues to decline, reflecting the protracted low interest rate environment, a pronounced shift in the composition of interest earning assets, from securities to loans, has resulted in a stable net interest margin and an increase in net interest income. Management expects a continuation of this trend whereby investment securities will represent a declining percentage of interest earning assets.

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

Analysis of Variance in Net Interest Income Due to Changes in Volume and Rates

	Three Months Ended June 30, 2014 and 2013 Increase (Decrease) Due to Change in:			Six Months Ended June 30, 2014 and 2013 Increase (Decrease) Due to Change in:
(tax-equivalent basis, in thousands)	Average Volume	Average Rate	Net Change	Average Volume	Average Rate	Net Change

Interest-earning assets:
Investment securities:
Available-for-sale
Taxable	$(860)	$341	$(519)	$(1,732)	$710	$(1,022)
Tax-exempt	(871)	157	(714)	(1,790)	358	(1,432)
Held-to-maturity
Taxable	616	(56)	560	1,217	(92)	1,125
Tax-exempt	438	(9)	429	1,203	(88)	1,115
Total investment securities	(677)	433	(244)	(1,102)	888	(214)
Loans	1,094	(423)	671	2,093	(1,157)	936
Restricted investment in bank stocks	2	(4)	(2)	2	1	3
Other interest bearing deposits	—	—	—	(2)	—	(2)
Total interest-earning assets	$419	$6	$425	$991	$(268)	$723

Interest-bearing liabilities:
Money market deposits	$(1)	$73	$72	$50	$143	$193
Savings deposits	(30)	(13)	(43)	(58)	(22)	(80)
Time deposits	(2)	(18)	(20)	(16)	(65)	(81)
Other interest-bearing deposits	57	(48)	9	99	(81)	18
Total interest-bearing deposits	24	(6)	18	75	(25)	50
Borrowings and subordinated debentures	40	(76)	(36)	42	(117)	(75)
Total interest-bearing liabilities	64	(82)	(18)	117	(142)	(25)
Change in net interest income	$355	$88	$443	$874	$(126)	$748

The following tables, “Average Statements of Condition with Interest and Average Rates”, present for the three and six months ended June 30, 2014 and 2013, the Corporation’s average assets, liabilities and stockholders’ equity. The Corporation’s net interest income, net interest spread and net interest margin are also reflected.

Average Statements of Condition with Interest and Average Rates

	Three Months Ended June 30,
	2014			2013
(tax-equivalent basis)	Average Balance	Interest Income/ Expense	Average Rate	Average Balance	Interest Income/ Expense	Average Rate
	(dollars in thousands)
Assets
Interest-earning assets:
Investment securities (1) :
Available-for-sale
Taxable	$267,114	$2,179	3.26%	$376,944	$2,698	2.86%
Tax-exempt	7,642	109	5.68	71,545	823	4.60
Held-to-maturity
Taxable	107,210	769	2.87	22,712	209	3.68
Tax-exempt	110,667	1,268	4.58	72,451	839	4.63
Total investment securities	492,633	4,325	3.51	543,652	4,569	3.36
Loans (2)	989,454	10,563	4.27	888,175	9,892	4.45
Restricted investment in bank stocks	9,210	97	4.22	8,995	99	4.40
Other interest-bearing deposits	—	—	—	—	—	—
Total interest-earning assets	1,491,297	14,985	4.02	1,440,822	14,560	4.04
Non interest-earning assets:
Cash and due from banks	92,230			100,807
Bank-owned life insurance	36,096			35,049
Intangible assets	16,819			16,845
Other assets	31,754			31,193
Allowance for loan losses	(10,756)			(10,214)
Total non-interest-earning assets	166,143			173,680
Total assets	$1,657,440			$1,614,502
Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Money market deposits	$395,912	$491	0.50%	$396,920	$420	0.42%
Savings deposits	161,522	124	0.31	200,433	167	0.33
Time deposits	173,544	383	0.88	172,865	402	0.93
Other interest-bearing deposits	350,761	303	0.35	289,334	294	0.41
Total interest-bearing deposits	1,081,739	1,301	0.48	1,059,552	1,283	0.48
Short-term and long-term borrowings	150,934	1,393	3.69	146,769	1,428	3.89
Subordinated debentures	5,155	39	3.02	5,155	40	3.10
Total interest-bearing liabilities	1,237,828	2,733	0.88	1,211,476	2,751	0.91
Non interest-bearing liabilities:
Demand deposits	228,873			219,965
Other liabilities	14,188			16,676
Total non interest-bearing liabilities	243,061			236,641
Stockholders’ equity	176,551			166,385
Total liabilities and stockholders’ equity	$1,657,440			$1,614,502
Net interest income (tax-equivalent basis)					11,809
Net interest spread		12,252	3.14%			3.13%
Net interest margin (3)			3.29%			3.28%
Tax-equivalent adjustment (4)		(584)			(581)
Net interest income		$11,668			$11,228

(1)	Average balances are based on amortized cost.
(2)	Average balances include loans on non-accrual status.
(3)	Represents net interest income as a percentage of total average interest-earning assets.
(4)	Computed using a federal income tax rate of 35 percent for 2014 and 2013.

Average Statements of Condition with Interest and Average Rates

	Six Months Ended June 30,
	2014			2013
(tax-equivalent basis)	Average Balance	Interest Income/ Expense	Average Rate	Average Balance	Interest Income/ Expense	Average Rate
	(dollars in thousands)
Assets
Interest-earning assets:
Investment securities (1) :
Available-for-sale
Taxable	$276,953	$4,503	3.25%	$388,088	$5,525	2.85%
Tax-exempt	16,246	454	5.58	83,159	1,885	4.53
Held-to-maturity
Taxable	104,014	1,502	2.89	20,802	377	3.62
Tax-exempt	112,274	2,548	4.54	59,551	1,433	4.81
Total investment securities	509,487	9,007	3.54	551,600	9,220	3.34
Loans (2)	976,349	20,750	4.25	881,085	19,815	4.50
Restricted investment in bank stocks	9,099	210	4.62	8,980	207	4.61
Other interest-bearing deposits	—	—	—	709	2	0.56
Total interest-earning assets	1,494,935	29,967	4.01	1,442,374	29,244	4.05
Non interest-earning assets:
Cash and due from banks	97,897			94,570
Bank-owned life insurance	35,968			34,973
Intangible assets	16,822			16,850
Other assets	32,070			30,730
Allowance for loan losses	(10,558)			(10,221)
Total non-interest-earning assets	172,199			166,902
Total assets	$1,667,134			$1,609,276
Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Money market deposits	$412,905	$1,011	0.49%	$390,086	$818	0.42%
Savings deposits	162,069	250	0.31	198,628	330	0.33
Time deposits	172,351	751	0.87	175,741	832	0.95
Other interest-bearing deposits	350,065	605	0.35	295,946	587	0.40
Total interest-bearing deposits	1,097,390	2,617	0.48	1,060,401	2,567	0.48
Short-term and long-term borrowings	148,729	2,766	3.72	146,552	2,839	3.87
Subordinated debentures	5,155	77	3.01	5,155	79	3.06
Total interest-bearing liabilities	1,251,274	5,460	0.87	1,212,108	5,485	0.91
Non interest-bearing liabilities:
Demand deposits	227,150			216,432
Other liabilities	13,833			16,107
Total non interest-bearing liabilities	240,983			232,539
Stockholders’ equity	174,877			164,629
Total liabilities and stockholders’ equity	$1,667,134			$1,609,276
Net interest income (tax-equivalent basis)		24,507			23,759
Net interest spread			3.14%			3.14%
Net interest margin (3)			3.28%			3.29%
Tax-equivalent adjustment (4)		(1,229)			(1,161)
Net interest income		$23,278			$22,598

(1)	Average balances are based on amortized cost.
(2)	Average balances include loans on non-accrual status.
(3)	Represents net interest income as a percentage of total average interest-earning assets.
(4)	Computed using a federal income tax rate of 35 percent for 2014 and 2013.

Non-Interest Income

The following table presents the principal categories of other income for the periods indicated.

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in thousands)	2014	2013	Increase (Decrease)	% Change	2014	2013	Increase (Decrease)	% Change
Service charges, commissions and fees	$469	$451	$18	3.99%	$966	$857	$109	12.72%
Annuities and insurance commission	105	146	(41)	(28.08)	205	246	(41)	(16.67)
Bank-owned life insurance	256	274	(18)	(6.57)	511	839	(328)	(39.09)
Net investment securities gains	574	600	(26)	(4.33)	1,989	919	(1,070)	116.43
Loan related fees	214	114	100	87.72	395	253	142	56.13
Net gains on sales of loans held for sale	43	91	(48)	(52.75)	79	229	(150)	(65.50)
All other	63	31	32	103.23	100	209	(109)	(52.15)
Total other income	$1,724	$1,707	$17	1.00%	$4,245	$3,552	$693	19.51%

Non-interest income totaled $1.7 million in each of the second quarters of 2014 and 2013. The largest component of non-interest income was net investment securities gains which totaled $0.6 million in each of the second quarters of 2014 and 2013. Non-interest income totaled $4.2 million for the first six months of 2014, a $0.6 million increase from $3.6 million for the first six months of 2013. Net investment securities gains increased, by $1.1 million to $2.0 million for the first six months of 2014, from $0.9 million in the prior-year period. Partially offsetting this increase was $0.3 million decline in bank-owned life insurance (“BOLI”) income. Other types of non-interest income for the Bank include deposit and loan fees, annuities and life insurance commissions, and gains on the sale of residential mortgages in the secondary market.

Non-Interest Expense

The following table presents the principal categories of other expense for the periods indicated.

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in thousands)	2014	2013	Increase (Decrease)	% Change	2014	2013	Increase (Decrease)	% Change
Salaries and employee benefits	$3,184	$3,335	$(151)	(4.53)%	$6,516	$6,825	$(309)	(4.53)%
Occupancy and equipment	816	811	5	0.62	1,896	1,717	179	10.43
FDIC insurance	288	208	80	38.46	588	521	67	12.86
Professional and consulting	306	230	76	33.04	561	449	112	24.94
Stationery and printing	88	78	10	12.82	172	163	9	5.52
Marketing and advertising	27	62	(35)	(56.45)	67	163	(96)	(58.90)
Computer expense	373	343	30	8.75	718	696	22	3.16
Other real estate owned, net	1	107	(106)	99.07	3	126	(123)	(97.62)
Merger expenses	729	—	729	100.0	1,789	—	1,789	100.0
All other	932	902	30	3.33	1,930	1,954	(24)	(1.23)
Total other expense	$6,744	$6,076	$668	10.99%	$14,240	$12,614	$1,626	12.89%

Non-interest expenses totaled $6.7 million, including merger expenses of $0.7 million, for the second quarter of 2014, and $14.2 million, including merger expenses of $1.8 million, for the six months ended June 30, 2014. Excluding merger expenses, total non-interest expense was $6.0 million for the second quarter 2014, a decline of $0.1 million from $6.1 million for the prior-year period. Excluding merger expenses, total non-interest expense was $12.5 million for the six months ended June 30, 2014, a decline of $0.1 million from $12.6 million for the prior-year period. The decline in expense levels from last year reflects continued successful efforts by management to leverage the Bank’s infrastructure as well as a decline in staff expenses in anticipation of the merger. In the latter half of 2014, management will be focusing on achieving merger expense synergies, which are ahead of schedule, while balancing investment in infrastructure with prudent and sustainable growth.

Income Taxes

Income tax expense was $2.0 million and $3.6 million for the second quarter and first six months of 2014, respectively, compared with $1.9 million and $3.7 million, for the second quarter and first six months of 2013, respectively. The effective tax rates were 31.2% and 29.1% for the second quarter and first six months of 2014, respectively, compared with 28.2% and 27.2%, for the second quarter and first six months of 2013, respectively. The increase in effective tax rates for 2014 reflects non-deductibility of certain merger expenses. The Company’s effective tax rate is projected to trend upward in future periods as the proportion of tax-exempt income to taxable income is expected to decline.

Investment Portfolio

At June 30, 2014, the principal components of the investment securities portfolio were U.S. Treasury and agency obligations, federal agency obligations, mortgage-backed securities, obligations of U.S. states and political subdivisions, corporate bonds and notes, trust preferred securities, asset backed securities and equity securities.

During the six months ended June 30, 2014, approximately $66.7 million in investment securities were sold from the available-for-sale portfolio. The cash flow from the sale of investment securities was primarily used to either fund loan growth or purchase new securities.

For the three months ended June 30, 2014, average investment securities decreased $51.0 million to approximately $492.6 million, or 33.0% of average interest-earning assets, from $543.7 million on average, or 37.7% of average interest-earning assets, for the comparable period in 2013. For the six months ended June 30, 2014, average investment securities decreased $42.1 million to approximately $509.5 million, or 34.1% of average interest-earning assets, from $551.6 million on average, or 38.2% of average interest-earning assets, for the comparable period in 2013.

At June 30, 2014, net unrealized gains on investment securities available-for-sale, which are carried as a component of accumulated other comprehensive income and included in stockholders’ equity, net of tax, amounted to $5.3 million as compared with net unrealized gains of $2.4 million at December 31, 2013. At June 30, 2014, the net unrealized gains on investment securities held-to-maturity that were transferred from securities available-for-sale, are carried, net of tax, as a component of accumulated other comprehensive income and included in stockholders’ equity. The gross unrealized losses associated with agency securities and federal agency obligations, mortgage-backed securities, corporate bonds and tax-exempt securities are not considered to be other-than-temporary because their unrealized losses are related to changes in interest rates and do not affect the expected cash flows of the underlying collateral or issuer.

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

At June 30, 2014, total loans amounted to $1.0 billion, an increase of $45.3 million or 4.72% as compared to December 31, 2013. For the period ended June 30, 2014, growth of $40.2 million and $59.6 million in the commercial and industrial and commercial real estate portfolios, $8.1 million in the construction portfolio was partially offset by a decrease of $5.5 million in residential mortgage loans compared to June 30, 2013. Total gross loans recorded in the quarter included $81.0 million of new loans and advances, offset by payoffs and principal payments of $61.4 million.

At June 30, 2014, the Corporation had $87.2 million in outstanding loan commitments which are expected to fund over the next 90 days.

Allowance for Loan Losses and Related Provision

The purpose of the allowance for loan losses (the “allowance”) is to establish a valuation allowance for probable incurred losses in the loan portfolio. Additions to the allowance are made through provisions charged against current operations and through recoveries made on loans previously charged-off. The allowance for loan losses is maintained at an amount considered adequate by management to provide for probable credit losses inherent in the loan portfolio based upon a periodic evaluation of the portfolio’s risk characteristics. In establishing an appropriate allowance, an assessment of the individual borrowers, a determination of the value of the underlying collateral, a review of historical loss experience and an analysis of the levels and trends of loan categories, delinquencies and problem loans are considered. Such factors as the level and trend of interest rates and current economic conditions and peer group statistics are also reviewed. Given the extraordinary economic volatility impacting national, regional and local markets, the Corporation’s analysis of its allowance for loan losses takes into consideration the potential impact that current trends may have on the Corporation’s borrower base.

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

At June 30, 2014, the level of the allowance was $10.8 million as compared to $10.3 million at December 31, 2013. Provisions to the allowance for the six-month period ended June 30, 2014 totaled $909,000 compared to $0 for the same period in 2013. The net charge-offs were $417,000 for the six months ended June 30, 2014 compared to $35,000 in net charge-offs for the six months ended June 30, 2013. The allowance for loan losses as a % of total loans amounted to 1.08% at June 30, 2014 compared to 1.08% at December 31, 2013 and 1.13% at June 30, 2013.

The level of the allowance for the respective periods of 2014 and 2013 reflects the credit quality within the loan portfolio, the loan volume recorded during the periods, the changing composition of the commercial and residential real estate loan portfolios and other related factors. In management’s view, the level of the allowance at June 30, 2014 is adequate to cover losses inherent in the loan portfolio. Management’s judgment regarding the adequacy of the allowance constitutes a “Forward-Looking Statement” under the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from management’s analysis, based principally upon the factors considered by management in establishing the allowance.

Changes in the allowance for loan losses are presented in the following table for the periods indicated.

	Six Months Ended June 30,
	2014	2013
	(dollars in thousands)
Average loans for the period	$976,349	$881,085
Total loans at end of period	1,006,256	902,822

Analysis of the Allowance for Loan Losses:
Balance — beginning of year	$10,333	$10,237
Charge-offs:
Commercial and industrial	(333)	(50)
Residential mortgage loans	(90)
Installment loans	(7)	(16)
Total charge-offs	(430)	(66)
Recoveries:
Commercial and industrial	—	21
Commercial real estate	—	8
Construction	—	—
Residential mortgage loans	11	—
Installment loans	2	2
Total recoveries	13	31
Net charge-offs	(417)	(35)
Provision for loan losses	909	—
Balance — end of period	$10,825	$10,202
Ratio of net charge-offs during the period to average loans during the period (1)	0.09%	0.00%
Allowance for loan losses as a percent of total loans	1.08%	1.13%

(1)	Annualized.

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

	June 30, 2014	December 31, 2013
	(in thousands)
Non-accrual loans	$4,032	$3,137
Accruing loans past due 90 days or more	144	—
Total non-performing loans	4,176	3,137
Other real estate owned	220	220
Total non-performing assets	$4,396	$3,357
Troubled debt restructured loans — performing	$1,586	$5,746

At June 30, 2014, non-performing assets totaled $4.4 million, or 0.26% of total assets, as compared with $2.8 million, or 0.17% of total assets, at June 30, 2013 and $3.4 million, or 0.20%, at December 31, 2013. The increase from June 30, 2013 reflects an increase of $1.6 million in non-performing problem asset loans. The largest component of the non-accrual loans is comprised of one relationship totaling $676,000, or 15.4 % of the total non-performing assets, secured by a mixed use property, located in Ocean County, New Jersey.

The Corporation held $220,000 in other real estate owned at June 30, 2014 and December 31, 2013.

Troubled debt restructured loans totaled $2.6 million at June 30, 2014 and $6.6 million at December 31, 2013. A total of $1.6 million and $5.7 million of troubled debt restructured loans were performing pursuant to the terms of their respective modifications at June 30, 2014 and at December 31, 2013, respectively.

Overall credit quality in the Bank’s loan portfolio at June 30, 2014 remains sound. Other known “potential problem loans” (as defined by SEC regulations), some of which are non-performing loans and are included in the table above, as of June 30, 2014 have been identified and internally risk-rated as assets specially mentioned, substandard or doubtful. Such loans amounted to $30.4 million and $35.1 million at June 30, 2014 and December 31, 2013, respectively. The improvement in credit quality occurred as the commercial and industrial loans decreased $98,000 in special mention, decreased $204,000 in the substandard category and decreased $357,000 in doubtful due to charge-off of $333,000 and payments of $24,000. Commercial real estate loans decreased $106,000 in special mention and decreased $4.3 million in the substandard category. Residential mortgage loans decreased in special mention by $9,000 and increased in the substandard category by $241,000. Installment loans decreased $9,000 in the substandard category and construction loans increased $159,000 in the substandard category. These loans are considered potential problem loans due to a variety of changing conditions affecting the credits, including general economic conditions and/or conditions applicable to the specific borrowers.

At June 30, 2014, other than the loans set forth above, the Corporation is not aware of any loans which present serious doubts as to the ability of its borrowers to comply with present loan repayment terms and which are expected to fall into one of the categories set forth in the tables or descriptions above

Recent Accounting Pronouncements

Note 2 of the Notes to Consolidated Financial Statements discusses the expected impact of accounting pronouncements recently issued or proposed and adopted or not yet required to be adopted.

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

At June 30, 2014, the Corporation reflected a positive interest sensitivity gap with an interest sensitivity ratio of 1.55:1.00 at the cumulative one-year position. Based on management’s perception of interest rates remaining low through 2014, emphasis has been, and is expected to continue to be, placed on controlling liability costs while extending the maturities of liabilities in order to minimize the impact on the net interest spread of rising interest rates in the future. However, no assurance can be given that this objective will be met.

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

At June 30, 2014, the Parent Corporation had $482,000 in cash and short-term investments compared to $285,000 at December 31, 2013. Expenses at the Parent Corporation are moderate and management believes that the Parent Corporation presently has adequate liquidity to fund its obligations.

Certain provisions of long-term debt agreements, primarily subordinated debt, prevent the Corporation from creating liens on, disposing of or issuing voting stock of subsidiaries. As of June 30, 2014, the Corporation was in compliance with all covenants and provisions of these agreements.

Deposits

Total deposits remained flat at $1.3 billion at June 30, 2014 and December 31, 2013. Total non interest-bearing deposits increased from $227.4 million at December 31, 2013 to $238.1 million at June 30, 2014, an increase of $10.8 million or 4.74%. Interest-bearing demand, savings and time deposits under $100,000 decreased $91.3 million to a total of $923.9 million at June 30, 2014 as compared to $1.0 billion at December 31, 2013. Time deposits $100,000 and over increased $13.2 million as compared to year-end 2013, primarily due to an inflow of municipal certificates of deposit. Time deposits $100,000 and over represented 8.84 % of total deposits at June 30, 2014 compared to 7.41 % at December 31, 2013.

Core Deposits

The Corporation derives a significant proportion of its liquidity from its core deposit base. Total demand deposits, savings and money market accounts of $1.1 billion at June 30, 2014 decreased by $77.9 million, or 6.51%, from December 31, 2013. At June 30, 2014, total demand deposits, savings and money market accounts were 87.7% of total deposits compared to 89.1 % at year-end 2013. Alternatively, the Corporation uses a more stringent calculation for the management of its liquidity positions internally, which calculation consists of total demand, savings accounts and money market accounts (excluding money market accounts greater than $100,000 and time deposits) as a % of total deposits. This number decreased by $36.8 million, or 4.91%, from $750.2 million at December 31, 2013 to $713.4 million at June 30, 2014 and represented 56.0% of total deposits at June 30, 2014 as compared with 55.9% at December 31, 2013.

The Corporation continues to place the main focus of its deposit gathering efforts in the maintenance, development, and expansion of its core deposit base. Management believes that the emphasis on serving the needs of our communities will provide a long term relationship base that will allow the Corporation to efficiently compete for business in its market.

The following table depicts the Corporation’s core deposit mix at June 30, 2014 and December 31, 2013 based on the Corporation’s alternative calculation:

	June 30, 2014		December 31, 2013		Dollar Change
	Amount	percent	Amount	percent	2014 vs. 2013
	(dollars in thousands)
Non interest-bearing demand	$238,138	33.4%	$227,370	30.3%	$10,768
Interest-bearing demand	249,695	35.0	266,613	35.5	(16,918)
Regular savings	107,157	15.0	102,721	13.7	4,436
Money market deposits under $100	118,405	16.6	153,502	20.5	(35,097)
Total core deposits	$713,395	100.0%	$750,206	100.0%	$(36,811)

Total deposits	$1,274,620		$1,342,005		$(67,385)
Core deposits to total deposits		56.0%		55.9%

Borrowings

Short-Term Borrowings

Short-term borrowings, which consist primarily of securities sold under agreements to repurchase, Federal Home Loan Bank (“FHLB”) advances and federal funds purchased, generally have maturities of less than one year. The details of these short-term borrowings are presented in the following table.

June 30, 2014
(dollars in thousands)
Interest rate:
At quarter end	0.38%
Average for the quarter	0.28%
Average amount outstanding during the quarter	$4,934
Maximum amount outstanding at any month end in the quarter	$50,000
Amount outstanding at quarter end	$50,000

Long-Term Borrowings

Long-term borrowings, which consist primarily of FHLB advances and securities sold under agreements to repurchase, totaled $146.0 million at June 30, 2014 and December 31, 2013, and mature within three to eight years. The FHLB advances are secured by pledges of certain collateral, including but not limited to U.S. government and agency mortgage-backed securities and a blanket assignment of qualifying first lien mortgage loans, consisting of both residential mortgages and commercial real estate loans. At June 30, 2014, FHLB advances and securities sold under agreements to repurchase had weighted average interest rates of 3.26% and 5.90%, respectively.

Subordinated Debentures

On December 19, 2003, Center Bancorp Statutory Trust II, a statutory business trust and wholly-owned subsidiary of the Parent Corporation issued $5.0 million of MMCapS capital securities to investors due on January 23, 2034. The trust loaned the proceeds of this offering to the Corporation and received in exchange $5.2 million of the Parent Corporation’s subordinated debentures. The subordinated debentures are redeemable in whole or part. The floating interest rate on the subordinated debentures is three-month LIBOR plus 2.85% and reprices quarterly. The rate at June 30, 2014 was 3.07%.

Cash Flows

The Consolidated Statements of Cash Flows present the changes in cash and cash equivalents resulting from the Corporation’s operating, investing and financing activities. During the six months ended June 30, 2014, cash and cash equivalents increased by $9.9 million over the balance at December 31, 2013. Net cash of $10.4 million was provided by operating activities, primarily, net income as adjusted to net cash. Net cash provided by investing activities amounted to approximately $18.7 million, primarily reflecting a net increase in loans of $45.7 million offset by a net decrease in investment securities of $67.5 million. Net cash of $19.2 million was used in financing activities, primarily from the decrease in deposits of $67.4 million and the funding of dividends.

Stockholders’ Equity

Total stockholders’ equity amounted to $178.3 million, or 10.7% of total assets, at June 30, 2014, compared to $168.6 million or 10.1% of total assets at December 31, 2013. Book value per common share was $10.18 at June 30, 2014, compared to $9.61 at December 31, 2013. Tangible book value (i.e., total stockholders’ equity less preferred stock, goodwill and other intangible assets) per common share was $9.15 at June 30, 2014, compared to $8.58 at December 31, 2013.

Tangible book value per share is a non-GAAP financial measure and represents tangible stockholders’ equity (or tangible book value) calculated on a per common share basis. The Corporation believes that a disclosure of tangible book value per share may be helpful for those investors who seek to evaluate the Corporation’s book value per share without giving effect to goodwill and other intangible assets. The following table presents a reconciliation of total book value per share to tangible book value per share as of June 30, 2014 and December 31, 2013.

	June 30,	December 31,
	2014	2013
	(in thousands, except for share data)
Stockholders’ equity	$178,278	$168,584
Less: Preferred stock	11,250	11,250
Less: Goodwill and other intangible assets	16,815	16,828
Tangible common stockholders’ equity	$150,213	$140,506

Book value per common share	$10.18	$9.61
Less: Goodwill and other intangible assets	1.03	1.03
Tangible book value per common share	$9.15	$8.58

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

During the three and six months ended June 30, 2014, the Corporation had no purchases of common stock associated with its stock buyback programs. At June 30, 2014, there were 652,868 shares available for repurchase under the Corporation’s stock buyback programs.

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

The following is a summary of regulatory capital amounts and ratios as of June 30, 2014 for the Corporation and the Bank, compared with minimum capital adequacy requirements and the regulatory requirements for classification as a well-capitalized depository institution.

	ConnectOne Bancorp, Inc.		For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Provisions
At June 30, 2014	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)

Tier 1 leverage capital	$165,299	10.08%	$65,595	4.00%	N/A	N/A
Tier 1 risk-based capital	165,299	12.59%	52,518	4.00%	N/A	N/A
Total risk-based capital	176,334	13.43%	105,039	8.00%	N/A	N/A

	ConnectOne Bank		For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Provisions
At June 30, 2014	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)

Tier 1 leverage capital	$163,749	9.99%	$65,565	4.00%	$81,956	5.00%
Tier 1 risk-based capital	163,749	12.48%	52,484	4.00%	78,725	6.00%
Total risk-based capital	174,784	13.32%	104,975	8.00%	131,219	10.00%

N/A - not applicable

As of June 30, 2014, management believes that each of the Bank and the Corporation meet all capital adequacy requirements to which they are subject.

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

On July 9, 2013, the Office of the Comptroller of the Currency approved a final rule revising regulatory capital rules applicable to national banks, implementing Basel III. This rule redefines Tier 1 capital as two components (Common Equity Tier 1 and Additional Tier 1), creates a new capital ratio (Common Equity Tier 1 Risk-based Capital Ratio) and implements a capital conservation buffer. It also revises the prompt corrective action thresholds and makes changes to risk weighs for certain assets and off-balance-sheet exposures. Banks are required to transition into the new rule beginning on January 1, 2015, although, based on the Corporation’s capital levels and balance sheet composition at June 30, 2014, the Corporation does not believe implementation of the new rule will have a material impact on the Corporation’s capital needs; however, due to the complexity of the rules, the Corporation will continue to evaluate the impact of these changes to our regulatory capital. This statement regarding the impact of the new regulations constitutes a forward-looking statement under the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from this statement as a result of various factors, including modifications to the new regulations that may be adopted prior to the effective dates of the new regulations.

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

The financial marketplace is rapidly changing and currently is in flux. The United States Treasury and banking regulators have implemented, and may continue to implement, a number of programs under new legislation to address capital and liquidity issues in the banking system. In addition, new financial system reform legislation may affect banks’ abilities to compete in the marketplace. It is difficult to assess whether these programs and actions will have short-term and/or long-term positive effects.

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

Based on the results of the interest simulation model as of June 30, 2014, and assuming that management does not take action to alter the outcome, the Corporation would expect a decrease of 0.17 % in net interest income if interest rates increased by 200 basis points from current rates in a gradual and parallel rate ramp over a twelve month period. These results and other analyses indicate to management that the Corporation’s net interest income is presently minimally sensitive to rising interest rates.

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

Equity Price Risk

The Corporation is exposed to equity price risk inherent in its portfolio of publicly traded equity securities, which had an estimated fair value of approximately $293,000 and $287,000 at June 30, 2014 and December 31, 2013, respectively. We monitor equity investment holdings for impairment on a quarterly basis. In the event that the carrying value of the equity investment exceeds its fair value, and the decline in value is determined to be to be other than temporary, the carrying value is reduced to its current fair value by recording a charge to current operations. For the three months ended June 30, 2014 and 2013, the Corporation recorded no other-than-temporary impairment charges on its equity security holdings.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Complaints were filed against Legacy ConnectOne, the members of its Board of Directors and the Company in the Superior Court of New Jersey, seeking class action status and asserting that Legacy ConnectOne and the members of its Board violated their duties to Legacy ConnectOne’s shareholders in connection with the proposed merger. The asserted factual bases for the allegations of breach of duty included (i) that the exchange ratio undervalues Legacy ConnectOne, (ii) that the terms of the merger agreement and certain related documents impermissibly locked up the proposed transaction, inhibiting other offers for Legacy ConnectOne, and (iii) that the proposed transaction provides benefits to insiders of Legacy ConnectOne. In addition, in their amended complaint, the plaintiffs raised claims that this joint proxy statement and prospectus failed to disclose material information. Certain of the complaints also alleged that the Company has aided and abetted the individual defendants in their alleged breaches of fiduciary duties. On April 25, 2014, the plantiffs dismissed each of these legal proceedings. Other than as discussed as discussed above, the Company is not subject to any legal proceedings which could have a materially adverse impact on its results of operations and financial condition.

Item 1a. Risk Factors

In addition to the risks described under Item 1A –Risk Factors of our Annual Report on Form 10-K, investors in our securities should consider the following additional information:

Risk Related to our Mortgage Banking Operations

The Bank sells residential mortgage loans in the secondary market, primarily to Fannie Mae but also to other investors. The agreements governing these loan sales include various representations and warranties regarding the origination and characteristics of the residential mortgage loans sold as well as its servicing by the Bank. In addition, the agreements require the Bank to deliver various documents to the purchaser or its agent. Although the Bank sells residential mortgage loans on a non-recourse basis, the Bank may be obligated to repurchase sold loans where required documents are not delivered or are defective or there is a breach of a representation or warranty made by the Bank. Investors may require the immediate repurchase of a mortgage loan when an early payment default occurs, even if the mortgage loan has subsequently been brought current. As of June 30, 2014, there were no pending repurchase requests related to representation and warranty provisions. However, we can give you no assurance that we will not be required to repurchase sold loans in the future, or that our mortgage banking operations will not expose us to potential future losses.

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

CONNECTONE BANCORP, INC.

(Registrant)

By:	/s/ Frank Sorrentino III	By:	/s/ William S. Burns
	Frank Sorrentino III		William S. Burns
	Chairman and Chief Executive Officer		Executive Vice President, and Chief Financial Officer

	Date: August 11, 2014		Date: August 11, 2014

