Form 10-Q
period 2014-09-30
ConnectOne Bancorp, Inc.
filed 2014-11-10
CIK 712771

UNITED STATES OF AMERICA
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______to _______

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, no par value:	29,665,075 shares
(Title of Class)	(Outstanding as of November 10, 2014)

Table of Contents

		Page

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements
	Consolidated Statements of Condition at September 30, 2014 (unaudited) and December 31, 2013	3
	Consolidated Statements of Income for the three and nine months ended September 30, 2014 and 2013 (unaudited)	4
	Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2014 and 2013 (unaudited)	5
	Consolidated Statements of Changes in Stockholders’ Equity for the nine months ended September 30, 2014 (unaudited) and for the year ended December 31, 2013	6
	Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013 (unaudited)	7
	Notes to Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	39

Item 3.	Qualitative and Quantitative Disclosures about Market Risks	53

Item 4.	Controls and Procedures	54

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	54

Item 1a.	Risk Factors	54

Item 6.	Exhibits	55

SIGNATURES		56

Item 1. Financial Statements

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CONDITION

(in thousands, except for share data)	September 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Cash and due from banks	$41,041	$82,692
Interest-bearing deposits with banks	96,972	—
Cash and cash equivalents	138,013	82,692

Investment securities:
Available-for-sale	307,502	323,070
Held-to-maturity (fair value of $222,393 and $210,958)	217,567	215,286
Loans held for sale	920	—

Loans receivable	2,426,765	960,943
Less: Allowance for loan losses	12,118	10,333
Net loans receivable	2,414,647	950,610

Investment in restricted stock, at cost	17,922	8,986
Bank premises and equipment, net	20,900	13,681
Accrued interest receivable	10,976	6,802
Bank-owned life insurance	51,999	35,734
Other real estate owned	1,442	220
Due from brokers for investment securities	—	8,759
Goodwill	145,909	16,804
Core deposit intangibles	5,070	24
Other assets	23,390	10,414
Total assets	$3,356,257	$1,673,082

LIABILITIES
Deposits:
Noninterest-bearing	$471,151	$227,370
Interest-bearing	1,998,017	1,114,635
Total deposits	2,469,168	1,342,005
Borrowings	420,960	146,000
Subordinated debentures	5,155	5,155
Other liabilities	19,135	11,338
Total liabilities	2,914,418	1,504,498

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $1,000 liquidation value per share, authorized 5,000,000 shares; issued and outstanding 11,250 shares of Series B preferred stock at September 30, 2014 and December 31, 2013; total liquidation value of $11,250,000 at September 30, 2014 and December 31, 2013	11,250	11,250
Common stock, no par value, authorized 50,000,000 shares; issued 31,728,997 shares at September 30, 2014 and 18,477,412 at December 31, 2013; outstanding 29,665,075 shares at September 30, 2014 and 16,369,012 at December 31, 2013	374,287	110,056
Additional paid-in capital	5,818	4,986
Retained earnings	66,623	61,914
Treasury stock, at cost (2,063,922 common shares at September 30, 2014 and 2,108,400 at December 31, 2013)	(16,717)	(17,078)
Accumulated other comprehensive income (loss)	578	(2,544)
Total stockholders’ equity	441,839	168,584
Total liabilities and stockholders’ equity	$3,356,257	$1,673,082

See accompanying notes to unaudited consolidated financial statements.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except for share data)	2014	2013	2014	2013

Interest income
Interest and fees on loans	$28,098	$10,148	$48,670	$29,963
Interest and dividends on investment securities:
Taxable	2,916	3,116	8,840	8,973
Tax-exempt	892	1,151	2,840	3,308
Dividends	349	126	639	378
Interest on federal funds sold and other short-term investments	88	—	88	2
Total interest income	32,343	14,541	61,077	42,624
Interest expense
Deposits	2,725	1,330	5,343	3,897
Borrowings	2,072	1,489	4,914	4,407
Total interest expense	4,797	2,819	10,257	8,304
Net interest income	27,546	11,722	50,820	34,320
Provision for loan losses	1,300	—	2,209	—
Net interest income after provision for loan losses	26,246	11,722	48,611	34,320
Noninterest income
Service charges, commissions and fees	315	780	1,645	1,890
Annuities and insurance commissions	94	92	299	338
Bank-owned life insurance	401	265	912	1,104
Net gains on sale of loans held for sale	65	26	144	255
Net gains on sales of investment securities	111	343	2,100	1,286
Other income	187	37	322	222
Total other income	1,173	1,543	5,422	5,095
Noninterest expense
Salaries and employee benefits	6,243	3,247	13,153	10,072
Occupancy and equipment	1,781	839	3,658	2,556
FDIC insurance	504	283	1,092	804
Professional and consulting	530	352	1,289	801
Marketing and advertising	209	94	276	257
Data processing	902	362	1,761	1,058
Merger expenses	8,784	—	10,573	—
Loss on extinguishment of debt	4,550	—	4,550	—
Amortization of core deposit intangible	248	6	260	19
Other expenses	1,649	1,022	3,028	3,252
Total other expense	25,400	6,205	39,640	18,819
Income before income tax expense	2,019	7,060	14,393	20,596
Income tax expense	253	1,966	3,851	5,655
Net Income	1,766	5,094	10,542	14,941
Less: Preferred stock dividends	28	28	84	112
Net income available to common stockholders	$1,738	$5,066	$10,458	$14,829
Earnings per common share
Basic	$0.06	$0.31	$0.50	$0.91
Diluted	0.06	0.31	0.49	0.91
Weighted average common shares outstanding
Basic	29,636,001	16,349,480	20,819,241	16,348,875
Diluted	30,108,103	16,385,155	21,285,452	16,380,970
Dividends per common share	$0.075	$0.075	$0.225	$0.185

See accompanying notes to unaudited consolidated financial statements.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2014	2013	2014	2013
Net income	$1,766	$5,094	$10,542	$14,941
Other comprehensive (loss) income, net of tax:
Unrealized gains and losses on securities available-for-sale:
Unrealized holding (losses) gains on available-for-sale securities	(1,171)	383	5,656	(10,771)
Tax effect	584	(118)	(1,882)	4,371
Net of tax amount	(587)	265	3,774	(6,400)
Reclassification adjustment of OTTI losses included in income	—	—	—	24
Tax effect	—	—	—	(6)
Net of tax amount	—	—	—	18
Reclassification adjustment for net gains arising during the period	(111)	(343)	(2,100)	(1,286)
Tax effect	42	96	601	353
Net of tax amount	(69)	(247)	(1,499)	(933)
Amortization of unrealized holding gains on securities transferred from available-for-sale to held-to-maturity	57	(42)	156	32
Tax effect	(24)	15	(67)	(13)
Net of tax amount	33	(27)	89	19
Pension plan:
Actuarial gains	—	—	1,281	—
Tax effect	—	—	(523)	—
Net of tax amount	—	—	758	—
Total other comprehensive (loss) income	(623)	(9)	3,122	(7,296)
Total comprehensive income	$1,143	$5,085	$13,664	$7,645

See accompanying notes to unaudited consolidated financial statements.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

(in thousands, except for share and per share data)	Preferred Stock	Common Stock	Additional Paid In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance as of January 1, 2013	$11,250	$110,056	$4,801	$46,753	$(17,232)	$5,063	$160,691
Net income	—	—	—	19,925	—	—	19,925
Other comprehensive loss, net of tax	—	—	—	—	—	(7,607)	(7,607)
Dividend on series B preferred stock	—	—	—	(169)	—	—	(169)
Issuance cost of common stock	—	—	—	(13)	—	—	(13)
Cash dividends declared on common stock ($0.260 per share)	—	—	—	(4,581)	—	—	(4,581)
Issuance of restricted stock awards (18,829 shares)	—	—	91	—	152	—	243
Dividend on restricted stock declared	—	—	—	(1)	—	—	(1)
Stock issued for options exercised (2,268 shares)	—	—	19	—	2	—	21
Stock-based compensation			75				75
Balance as of December 31, 2013	11,250	110,056	4,986	61,914	(17,078)	(2,544)	168,584
Net income	—	—	—	10,542	—		10,542
Other comprehensive income, net of tax	—	—	—	—	—	3,122	3,122
Dividend on series B preferred stock	—	—	—	(84)	—	—	(84)
Issuance cost of common stock	—	—	—	(7)	—	—	(7)
Cash dividends declared on common stock ($0.225 per share)	—	—	—	(5,742)	—	—	(5,742)
Stock issued for options exercised (74,911 shares)	—	—	424	—	361	—	785
Stock issued (13,221,152 shares) and options acquired (783,732 shares) in acquisition of Legacy ConnectOne	—	264,231	—	—	—	—	264,231
Stock-based compensation	—	—	408	—	—	—	408
Balance as of September 30, 2014	$11,250	$374,287	$5,818	$66,623	$(16,717)	$578	$441,839

See accompanying notes to unaudited consolidated financial statements.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net income	$10,542	$14,941
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of premiums and accretion of discounts on investment securities, net	1,966	2,665
Depreciation and amortization	1,717	650
Provision for loan losses	2,209	—
Stock-based compensation (excluding tax benefit)	51	41
Other-than-temporary impairment losses on investment securities	—	24
Gains on sales of investment securities, net	(2,100)	(1,286)
Net loss on sale of other real estate owned	23	75
Loans originated for resale	(7,316)	(14,045)
Proceeds from sale of loans held for sale	6,730	15,690
Gains on sale of loans held for sale	(144)	(255)
Decrease in accrued interest receivable	296	277
Increase in cash surrender value of bank-owned life insurance	(912)	(813)
Life insurance death benefit	—	(291)
Decrease (increase) in other assets	1,128	(2,351)
(Decrease) increase in other liabilities	(3,791)	2,446
Net cash provided by operating activities	10,399	17,768

Cash flows from investing activities:
Investment securities available-for-sale:
Purchases	(31,550)	(137,152)
Sales	66,738	90,773
Maturities, calls and principal repayments	20,951	38,634
Investment securities held-to-maturity:
Purchases	(8,310)	(23,531)
Maturities and principal repayments	6,235	3,248
Net (purchases) redemption of restricted investment in bank stocks	4,710	(22)
Net increase in loans	(167,314)	(68,099)
Purchases of premises and equipment	(2,199)	(535)
Proceeds from bank-owned life insurance death benefits	—	592
Proceeds from sale of other real estate owned	1,562	1,230
Cash acquired in acquisition of Legacy ConnectOne	70,318	—
Net cash used in investing activities	(38,859)	(94,862)

Cash flows from financing activities:
Net increase in deposits	75,821	7,395
Net increase in borrowings	11,590	—
Cash dividends on preferred stock	(84)	(112)
Cash dividends paid on common stock	(4,681)	(3,025)
Issuance of restricted stock awards	—	243
Issuance cost of common stock	(7)	(9)
Tax benefit of options exercised	357	—
Proceeds from exercise of stock options	785	21
Net cash provided by financing activities	83,781	4,513
Net change in cash and cash equivalents	55,321	(72,581)
Cash and cash equivalents at beginning of period	82,692	106,138

Cash and cash equivalents at end of period	$138,013	$33,557

Supplemental disclosures of cash flow information:
Cash payments for:
Interest paid on deposits and borrowings	$10,222	$8,357
Income taxes	$4,653	$2,195

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

The Bank is a community-based, full-service New Jersey-chartered commercial bank that was founded in 2005. The Bank operates from its headquarters located at 301 Sylvan Avenue in the Borough of Englewood Cliffs, Bergen County, New Jersey, through its twenty-three other banking offices. Substantially all loans are secured by specific items of collateral including business assets, consumer assets, and commercial and residential real estate. Commercial loans are expected to be repaid from cash flow from business operations. There are no significant concentrations of loans to any one industry or customer. However, the customers’ ability to repay their loans is dependent on the cash flows, real estate and general economic conditions in the area.

The following unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and, accordingly, do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2014, or for any other interim period. The Corporation’s 2013 Annual Report on Form 10-K, should be read in conjunction with these financial statements.

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

The consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”). Some items in the prior year financial statements were reclassified to conform with current presentation. Reclassifications had not effect on prior year net income for stockholders’ equity.

Note 2. Recent Accounting Pronouncements

FASB ASU 2014-04: Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans Upon Foreclosure. EITF Issue 13-E sought to define “in substance repossession or foreclosure” because of the diversity in practice regarding when entities were reclassifying loans receivable to other real estate owned instead of as a loan receivable. The timing of loan reclassifications to OREO may be qualitatively significant to regulators and other financial statement users. “In substance repossession or foreclosure” is clarified by the ASU. A creditor is considered to have received physical possession (resulting from an in substance repossession) of residential real estate property collateralizing a consumer mortgage loan only upon the occurrence of either of the following: a) The creditor obtains legal title to the residential real estate property upon completion of a foreclosure. A creditor may obtain legal title to the residential real estate property even if the borrower has redemption rights that provide the borrower with a legal right for a period of time after a foreclosure to reclaim the real estate property by paying certain amounts specified by law; or b) The borrower conveys all interest in the residential real estate property to the creditor to satisfy the loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. The deed in lieu of foreclosure or similar legal agreement is completed when agreed-upon terms and conditions have been satisfied by both the borrower and the creditor. The ASU is effective for fiscal years beginning after December 15, 2014, and interim periods therein. Early adoption is permitted. The Corporation will adopt the methodologies prescribed by this ASU by the date required, and does not anticipate that the ASU will have a material effect on its financial position or results of operations.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

FASB ASC ASU No. 2014-11, Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures. In September 2014, the FASB issued an update impacting FASB ASC 860, Transfers and Servicing. The amendments in this update change the accounting for repurchase-to-maturity transactions and linked repurchase financings to secured borrowing accounting, which is consistent with the accounting for other repurchase agreements. The amendments also require new disclosures. An entity is required to disclose information on transfers accounted for as sales in transactions that are economically similar to repurchase agreements. An entity must also provide additional information about the types of collateral pledged in repurchase agreements and similar transactions accounted for as secured borrowings. An entity is required to present changes in accounting for transactions outstanding on the effective date as a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. The amendments in this update become effective for the first interim or annual period beginning after December 15, 2014. We are currently evaluating the impact of adopting the new guidance on the consolidated financial statements, but it is not expected to have a material impact.

FASB ASC ASU No. 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. In September 2014, the FASB issued an update impacting FASB ASC 860, Transfers and Servicing. Generally, an award with a performance target also requires an employee to render service until the performance target is achieved. In some cases, however, the terms of an award may provide that the performance target could be achieved after an employee completes the requisite service period. The amendments in this update require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. An entity should apply guidance in Topic 718 as it relates to awards with performance conditions that affect vesting to account for such awards. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period for which the service has already been rendered. The amendments in this update become effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. We are currently evaluating the impact of adopting the new guidance on the consolidated financial statements.

FASB issued ASU 2014-14, Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure. This update requires the creditors to reclassify loans that are within the scope of the ASU to “other receivables” upon foreclosure, rather than reclassifying them to other real estate owned. The separate other receivable recorded upon foreclosure is to be measured based on the amount of the loan balance (principal and interest) the creditor expects to recover from the guarantor. The new guidance is effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. The impact of adoption of this ASU by the Corporation is not expected to be material.

Note 3. Acquisition

On January 20, 2014, the Parent Corporation entered into an Agreement and Plan of Merger (the “Merger Agreement”) with ConnectOne Bancorp, Inc., a New Jersey corporation (“Legacy ConnectOne”). Effective July 1, 2014 (the “Effective Time”), the Parent Corporation completed the merger contemplated by the Merger Agreement (the “Merger”) with Legacy ConnectOne. At closing, Legacy ConnectOne merged with and into the Parent Corporation, with the Parent Corporation as the surviving corporation. Also at closing, the Parent Corporation changed its name from “Center Bancorp, Inc.” to “ConnectOne Bancorp, Inc.” and changed its NASDAQ trading symbol to “CNOB” from “CNBC.”

Pursuant to the Merger Agreement, holders of Legacy ConnectOne common stock, no par value per share (the “Legacy ConnectOne Common Stock”), received 2.6 shares of common stock of the Parent Corporation, no par value per share (the “Company Common Stock”), for each share of Legacy ConnectOne Common Stock held immediately prior to the effective time of the Merger, with cash to be paid in lieu of fractional shares. Each outstanding share of Company Common Stock remained outstanding and was unaffected by the Merger. Each option granted by Legacy ConnectOne to purchase shares of Legacy ConnectOne Common Stock was converted into an option to purchase Company Common Stock on the same terms and conditions as were applicable prior to the Merger (taking into account any acceleration or vesting by reason of the consummation of the Merger and its related transactions), subject to adjustment of the exercise price and the number of shares of Company Common Stock issuable upon exercise of such option based on the 2.6 exchange ratio.

Immediately following the Merger, Union Center National Bank, a bank organized pursuant to the laws of the United States, and a wholly owned subsidiary of the Parent Corporation (“UNCB”), merged (the “Bank Merger”) with and into ConnectOne Bank, a New Jersey state-chartered commercial bank and a wholly owned subsidiary of Legacy ConnectOne, with ConnectOne Bank as the surviving entity (the “Bank”). The Bank now conducts business only in the name of and under the brand of ConnectOne.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The assets acquired and liabilities assumed have been accounted for under the acquisition method of accounting. The assets and liabilities, both tangible and intangible, were recorded at their fair values as of July 1, 2014 based on management’s best estimate using the information available as of the Merger date. The application of the acquisition method of accounting resulted in the recognition of goodwill of $129,105,000 and a core deposit intangible of $5,308,000. As of July 1, 2014, Legacy ConnectOne had assets with a carrying value of approximately $1.5 billion, including loans with a carrying value of approximately $1.2 billion, and deposits with a carrying value of approximately $1.1 billion. The table below summarizes the amounts recognized as of the Merger date for each major class of assets acquired and liabilities assumed, the estimated fair value adjustments and the amounts recorded in the Corporation’s financial statements at fair value at the Merger date (in thousands):

Consideration paid through Center Bancorp, Inc. common stock issued to Legacy ConnectOne shareholders and fair value of stock options acceleration was				$264,231

	Legacy ConnectOne carrying value	Fair value adjustments		As recorded at acquisition

Cash and cash equivalents	$70,318	$—		$70,318
Investment securities	28,436	16	(a)	28,452
Restricted stock	13,646	—		13,646
Loans held for sale	190	—		190
Loans	1,304,600	(5,316)	(b)	1,299,284
Bank owned life insurance	15,481	—		15,481
Premises and equipment	7,380	(905)	(c)	6,475
Accrued interest receivable	4,470	—		4,470
Core deposit and other intangibles	—	5,308	(d)	5,308
Other real estate owned	2,455	—		2,455
Other assets	10,636	3,650	(e)	14,286
Deposits	(1,049,666)	(1,676)	(f)	(1,051,342)
FHLB borrowings	(262,046)	(1,324)	(g)	(263,370)
Other liabilities	(10,527)	—		(10,527)
Total identifiable net assets	$135,373	$(247)		$135,126

Goodwill recorded in the Merger				$129,105

The following provides an explanation of certain fair value adjustments presented in the above table:

a)	Represents the fair value adjustment on investment securities held to maturity.
b)	Represents the elimination of Legacy ConnectOne’s allowance for loan losses, deferred fees, deferred costs and an adjustment of the amortized cost of loans to estimated fair value, which includes an interest rate mark and credit mark.
c)	Represent an adjustment to reflect the fair value of below-market rent on leased premises. The below market rent intangible asset will be amortized on a straight-line basis over the remaining term of the leases.
d)	Represents intangible assets recorded to reflect the fair value of core deposits and below market rent leased premises. The core deposit asset was recorded as an identifiable intangible asset and will be amortized on an accelerated basis over the estimated average life of the deposit base.
e)	Consist primarily of adjustments in net deferred tax assets resulting from the fair value adjustments related to acquired assets, liabilities assumed and identifiable intangibles recorded.
f)	Represents fair value adjustment on time deposits as the weighted average interest rates of time deposits assumed exceeded the costs of similar funding available in the market at the time of the Merger, as well as the elimination of fees paid on brokered time deposits.
g)	Represents the fair value adjustment on FHLB borrowings as the weighted average interest rate of FHLB borrowings assumed exceeded the cost of similar funding available in the market at the time of the Merger.

The amount of goodwill recorded reflects the increased market share and lending capabilities; greater access to best-in-class banking technology, and related synergies that are expected to result from the acquisition, and represents the excess purchase price over the estimated fair value of the net assets acquired by ConnectOne.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Except for collateral dependent loans with deteriorated credit quality, the fair values for loans acquired from Legacy ConnectOne were estimated using cash flow projections based on the remaining maturity and repricing terms. Cash flows were adjusted by estimated future credit losses and the rate of prepayments. Projected monthly cash flows were then discounted to present value using a risk-adjusted market rate for similar loans. For collateral dependent loans with deteriorated credit quality, fair value was estimated by analyzing the value of the underlying collateral, assuming the fair values of the loan were derived from the eventual sale of the collateral. These values were discounted using marked derived rate of returns, with consideration given to the period of time and costs associated with the foreclosure and disposition of the collateral. There was no carryover of Legacy ConnectOne allowance for loan losses associated with the loans that were acquired, as the loans were initially recorded at fair value on the date of the Merger.

The acquired loan portfolio subject to purchased credit impairment accounting guidance (ASC 310-30) as of July 1, 2014 was comprised of collateral dependent loans with deteriorated credit quality as follows (in thousands):

ASC 310-30 Loans
Contractual principal and accrued interest at acquisition	$23,284
Principal not expected to be collected (non-accretable discount)	(6,942)
Expected cash flows at acquisition	16,342
Interest component of expected cash flows (accretable discount)	(5,013)
Fair value of acquired loans	$11,329

The core deposit intangible asset recognized is being amortized over its estimated useful life of approximately 10 years utilizing the accelerated method. Other intangibles consist of below market rents, which are amortized over the remaining life of each lease using the straight-line method.

Goodwill is not amortized for book purposes; however, it is reviewed at least annually for impairment and is not deductible for tax purposes.

The fair value of retail demand and interest bearing deposit accounts was assumed to approximate the carrying value as these accounts have no stated maturity and are payable on demand. The fair value of time deposits was estimated by discounting the contractual future cash flows using market rates offered for time deposits of similar remaining maturities. The fair value of borrowed funds was estimated by discounting the future cash flows using market rates for similar borrowings.

Direct acquisition and integration costs of the Merger were expensed as incurred and totaled $10.6 million. These items were recorded as merger-related expenses on the statement of operations.

The following table presents selected unaudited pro forma financial information reflecting the Merger assuming it was completed as of January 1, 2014 and January 1, 2013. The unaudited pro forma financial information is presented for illustrative purposes only and is not necessarily indicative of the financial results of the combined companies had the Merger actually been completed at the beginning of the periods presented, nor does it indicate future results for any other interim or full fiscal year period. Pro forma basic and diluted earnings per common share were calculated using the Corporation’s actual weighted average shares outstanding for the periods presented, plus the incremental shares issued, assuming the Merger occurred at the beginning of the periods presented. The unaudited pro forma information is based on the actual financial statements of the Corporation for the periods presented, and on the actual financial statements of the Corporation for the 2013 period presented and in 2014 until the date of the Merger, at which time Legacy ConnectOne’s results of operations were included in the Corporation’s financial statements.

The unaudited pro forma information, for the nine months ended September 30, 2014 and 2013, set forth below reflects the adjustments related to (a) purchase accounting fair value adjustments; (b) amortization of core deposit and other intangibles; and (c) adjustments to interest income and expense due to amortization of premiums and accretion discounts. The unaudited pro forma information give effect to the Merger as if it occurred on January 1, 2014 with respect to the pro forma information for the nine months ended September 30, 2014 and on January 1, 2013 with respect to the pro forma information for the nine months ended September 30, 2013. In the table below, merger-related expenses of $13.5 million were excluded from pro forma non-interest expenses for the nine months ended September 30, 2014. Income taxes were also adjusted to exclude income tax benefits of $3.9 million related to the merger expenses for the nine months ended September 30, 2014. Furthermore, the unaudited pro forma information does not reflect management’s estimate of any revenue enhancement opportunities or anticipated cost savings.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Pro Forma for the Nine Months Ended September 30,
	2014	2013
	(in thousands, except per share amounts)
Net interest income	$78,872	$71,091
Noninterest income	6,168	5,948
Noninterest expense	(41,073)	(34,352)
Net income	26,490	26,125

Pro forma earnings per share from continuing operations:
Basic	$0.89	$0.91
Diluted	0.88	0.90

The Corporation has determined that it is impractical to report the amounts of revenue and earnings of legacy ConnectOne since the acquisition date, July 1, 2014.  The back-office systems conversion of the combined entity took place on July 21, 2014.  Accordingly, reliable and separate complete revenue and earnings information are no longer available. In addition, such amounts would require significant estimates related to the proper allocation of merger cost saves that cannot be objectively made.

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

Earnings per common share have been computed as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share amounts)	2014	2013	2014	2013
Net income	$1,766	$5,094	$10,542	$14,941
Preferred stock dividends	(28)	(28)	(84)	(112)
Net income available to common stockholders	$1,738	$5,066	$10,458	$14,829
Basic weighted average common shares outstanding	29,636,001	16,349,480	20,819,241	16,348,875
Effect of dilutive options	472,102	35,675	466,211	32,095

Diluted weighted average common shares outstanding	30,108,103	16,385,155	21,285,452	16,380,970

Earnings per common share:
Basic	$0.06	$0.31	$0.50	$0.91
Diluted	0.06	0.31	0.49	0.91

Note 5. Investment Securities

The Corporation’s investment securities are classified as available-for-sale and held-to-maturity at September 30, 2014 and December 31, 2013. Investment securities available-for-sale are reported at fair value with unrealized gains or losses included in equity, net of tax. Accordingly, the carrying value of such securities reflects their fair value at the balance sheet date. Fair value is based upon either quoted market prices, or in certain cases where there is limited activity in the market for a particular instrument, assumptions are made to determine their fair value. See Note 7 of the Notes to Consolidated Financial Statements for a further discussion.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables present information related to the Corporation’s investment securities at September 30, 2014 and December 31, 2013.

	September 30, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in thousands)
Investment Securities Available-for-Sale:

U.S. Treasury and agency securities	$11,517	$—	$(132)	$11,385
Federal agency obligations	33,110	75	(193)	32,992
Residential mortgage pass-through securities	58,459	1,332	(100)	59,691
Commercial mortgage pass-through securities	3,057	—	(41)	3,016
Obligations of U.S. states and political subdivisions	8,204	225	—	8,429
Trust preferred securities	16,085	465	(236)	16,314
Corporate bonds and notes	129,550	6,300	(10)	135,840
Asset-backed securities	21,603	151	(1)	21,753
Certificates of deposit	2,098	32	(6)	2,124
Equity securities	376	—	(87)	289
Mutual funds and money market funds	15,808	—	(139)	15,669
Total	$299,867	$8,580	$(945)	$307,502

Investment Securities Held-to-Maturity:
U.S. Treasury and agency securities	$28,212	$251	$—	$28,463
Federal agency obligations	21,119	112	(74)	21,157
Residential mortgage pass-through securities	2,616	7	—	2,623
Commercial mortgage pass-through securities	4,304	38	(19)	4,323
Obligations of U.S. states and political subdivisions	123,379	3,914	(151)	127,142
Corporate bonds and notes	37,937	762	(14)	38,685
Total	$217,567	$5,084	$(258)	$222,393

Total investment securities	$517,434	$13,664	$(1,203)	$529,895

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in thousands)
Investment Securities Available-for-Sale:
U.S. Treasury and agency securities	$14,344	$—	$(825)	$13,519
Federal agency obligations	20,567	29	(655)	19,941
Residential mortgage pass-through securities	48,312	791	(229)	48,874
Commercial mortgage pass-through securities	7,145	3	(157)	6,991
Obligations of U.S. states and political subdivisions	30,804	711	(55)	31,460
Trust preferred securities	19,763	150	(510)	19,403
Corporate bonds and notes	154,182	4,930	(482)	158,630
Asset-backed securities	15,733	246	—	15,979
Certificates of deposit	2,250	32	(20)	2,262
Equity securities	376	—	(89)	287
Mutual funds and money market funds	5,671	68	(15)	5,724
Total	$319,147	$6,960	$(3,037)	$323,070
Investment Securities Held-to-Maturity:
U.S. Treasury and agency securities	$28,056	$—	$(1,019)	$27,037
Federal agency obligations	15,249	23	(389)	14,883
Residential mortgage-backed securities	2,246	—	(64)	2,182
Commercial mortgage-backed securities	4,417	41	(62)	4,396
Obligations of U.S. states and political subdivisions	127,418	1,303	(3,688)	125,033
Corporate bonds and notes	37,900	149	(622)	37,427
Total	$215,286	$1,516	$(5,844)	$210,958
Total investment securities	$534,433	$8,476	$(8,881)	$534,028

The following table presents information for investment securities available-for-sale at September 30, 2014, based on scheduled maturities. Actual maturities can be expected to differ from scheduled maturities due to prepayment or early call options of the issuer.

	September 30, 2014
	Amortized Cost	Fair Value
	(in thousands)
Investment Securities Available-for-Sale:
Due in one year or less	$14,395	$14,543
Due after one year through five years	43,153	44,425
Due after five years through ten years	110,494	115,594
Due after ten years	54,125	54,275
Residential mortgage pass-through securities	58,459	59,691
Commercial mortgage pass-through securities	3,057	3,016
Equity securities	376	289
Mutual funds and money market funds	15,808	15,669
Total	$299,867	$307,502
Investment Securities Held-to-Maturity:
Due in one year or less	$7,059	$7,140
Due after one year through five years	7,907	8,056
Due after five years through ten years	69,114	70,359
Due after ten years	126,567	129,892
Residential mortgage-backed securities	2,616	2,623
Commercial mortgage pass-through securities	4,304	4,323
Total	$217,567	$222,393

Total investment securities	$517,434	$529,895

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

For the nine months ended September 30, 2014, proceeds of available-for-sale investment securities sold amounted to approximately $67.0 million.

Gross gains and losses from the sales of investment securities for the three-month and nine-month periods ended September 30, 2014 and 2013 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2014	2013	2014	2013
Gross gains on sales of investment securities	$111	$343	$2,122	$1,375
Gross losses on sales of investment securities	—	—	22	89
Net gains on sales of investment securities	111	343	2,100	1,286
Less: tax provision on gross gains	42	96	601	353
Gross gains on sales of investments, net of tax	$69	$247	$1,499	$933

The following summarizes OTTI charges for the periods indicated.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2014	2013	2014	2013
Other than temporary impairment charges	$—	$—	$—	$—
Principal losses on a variable rate CMO	—	—	—	24
Total other-than-temporary impairment charges	$—	$—	$—	$24

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents detailed information for each trust preferred security held by the Corporation at September 30, 2014 which has at least one rating below investment grade.

Issuer	Single Issuer or Pooled	Class/ Tranche	Amortized Cost	Fair Value	Gross Unrealized Gain (Loss)	Lowest Credit Rating Assigned	Number of Banks Currently Performing	Deferrals and Defaults as % of Original Collateral	Expected Deferral/Defaults as % of Remaining Performing Collateral
	(dollars in thousands)
Countrywide Capital IV	Single	n/a	$1,771	$1,813	42	BB	1	None	None
Countrywide Capital V	Single	n/a	2,747	2,827	80	BB	1	None	None
Countrywide Capital V	Single	n/a	250	257	7	BB	1	None	None
Nationsbank Cap Trust III	Single	n/a	1,575	1,339	(236)	BB	1	None	None
Morgan Stanley Cap Trust IV	Single	n/a	2,500	2,517	17	BB	1	None	None
Morgan Stanley Cap Trust IV	Single	n/a	1,742	1,760	18	BB	1	None	None
Goldman Sachs	Single	n/a	1,000	1,137	137	BB	1	None	None
Stifel Financial	Single	n/a	4,500	4,664	164	BBB-	1	None	None
Total			$16,085	$16,314	229

Credit Loss Portion of OTTI Recognized in Earnings on Debt Securities

	Nine Months Ended September 30, 2014	Year Ended December 31, 2013
	(in thousands)
Balance of credit-related OTTI at January 1,	$—	$4,450
Addition:
Credit losses on investment securities for which other-than-temporary impairment was not previously recognized	—	652
Reduction:
Credit losses on investment securities sold during the period	—	(5,102)
Balance of credit-related OTTI at period end	$—	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Temporarily Impaired Investments

For all securities, the Corporation does not believe that the unrealized losses, which were comprised of 84 investment securities as of September 30, 2014, represent an other-than-temporary impairment. The gross unrealized losses of $1.2 million associated with U.S. Treasury and agency securities, federal agency obligations, mortgage-backed securities, corporate bonds, tax-exempt securities, asset-backed securities, mutual funds and equity securities are not considered to be other than temporary because these unrealized losses are related to changes in interest rates and do not affect the expected cash flows of the underlying collateral or issuer.

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

The Corporation evaluates all securities with unrealized losses quarterly to determine whether the loss is other than temporary. Unrealized losses in the corporate debt securities category consists primarily of senior unsecured corporate debt securities issued by large financial institutions, insurance companies and other corporate issuers and single issuer corporate trust preferred securities. None of the corporate issuers have defaulted on interest payments. The unrealized loss in equity securities consists of losses on other bank equities. The decline in fair value is due in large part to the lack of an active trading market for these securities, changes in market credit spreads and rating agency downgrades. Management concluded that these securities were not other-than-temporarily impaired at September 30, 2014. Future deterioration in the credit quality of these large financial institution issuers of TRUP debt securities could result in impairment charges in the future.

In determining that the securities giving rise to the previously mentioned unrealized losses were not other-than-temporarily impaired, the Corporation evaluated the factors cited above, which the Corporation considers when assessing whether a security is other-than-temporarily impaired. In making these evaluations the Corporation must exercise considerable judgment. Accordingly there can be no assurance that the actual results will not differ from the Corporation’s judgments and that such differences may not require the future recognition of other-than-temporary impairment charges that could have a material effect on the Corporation’s financial position and results of operations. In addition, the value of, and the realization of any loss on an investment security are subject to numerous risks as cited above.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables indicate gross unrealized losses not recognized in income and fair value, aggregated by investment category and the length of time individual securities have been in a continuous unrealized loss position at September 30, 2014 and December 31, 2013:

	September 30, 2014
	Total		Less than 12 Months		12 Months or Longer
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
Investment Securities Available-for-Sale:
U.S. Treasury and agency securities	$9,488	$(132)	$4,744	$(57)	$4,744	$(75)
Federal agency obligations	22,682	(193)	18,601	(113)	4,081	(80)
Residential mortgage pass-through securities	16,327	(100)	16,327	(100)	—	—
Commercial mortgage pass-through securities	3,016	(41)	—	—	3,016	(41)
Trust preferred securities	1,338	(236)	—	—	1,338	(236)
Corporate bonds and notes	3,002	(10)	3,002	(10)	—	—
Asset-backed securities	1,952	(1)	1,952	(1)	—	—
Certificates of deposit	216	(6)	216	(6)	—	—
Equity securities	289	(87)	—	—	289	(87)
Mutual funds and money market funds	11,361	(139)	10,379	(122)	982	(17)
Total	69,671	$(945)	$55,221	$(409)	$14,450	$(536)
Investment Securities Held-to-Maturity:
Federal agency obligations	$8,325	$(74)	$8,325	$(74)	$—	$—
Commercial mortgage pass-through securities	1,392	(19)	—	—	1,392	(19)
Obligations of U.S. states and political subdivisions	14,789	(151)	3,336	(4)	11,453	(147)
Corporate bonds and notes	2,700	(14)	2,700	(14)	—	—
Total	27,206	(258)	14,361	(92)	12,845	(166)
Total Temporarily Impaired Securities	$96,877	$(1,203)	$69,582	$(501)	$27,295	$(702)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	December 31, 2013
	Total		Less than 12 Months		12 Months or Longer
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
Investment Securities Available-for-Sale:
U.S. Treasury and agency securities	$13,519	$(825)	$13,519	$(825)	$—	$—
Federal agency obligation	17,200	(655)	17,200	(655)	—	—
Residential mortgage pass-through securities	18,293	(229)	18,293	(229)	—	—
Commercial mortgage pass-through securities	2,924	(157)	2,924	(157)	—	—
Obligations of U.S. states and political subdivisions	4,199	(55)	4,199	(55)	—	—
Trust preferred securities	5,306	(510)	4,031	(211)	1,275	(299)
Corporate bonds and notes	32,498	(482)	30,533	(448)	1,965	(34)
Certificates of deposit	552	(20)	552	(20)	—	—
Equity securities	287	(89)	—	—	287	(89)
Mutual funds and money market funds	985	(15)	—	—	985	(15)
Total	95,763	(3,037)	91,251	(2,600)	4,512	(437)
Investment Securities Held-to-Maturity:
U.S. Treasury and agency securities	$27,037	$(1,019)	$27,037	$(1,019)	$—	$—
Federal agency obligation	13,492	(389)	13,197	(388)	295	(1)
Residential mortgage pass-through securities	2,182	(64)	2,182	(64)	—	—
Commercial mortgage pass-through securities	1,395	(62)	1,395	(62)	—	—
Obligations of U.S. states and political subdivisions	66,034	(3,688)	57,072	(2,957)	8,962	(731)
Corporate bonds and notes	27,210	(622)	27,210	(622)	—	—
Total	137,350	(5,844)	128,093	(5,112)	9,257	(732)
Total Temporarily Impaired Securities	$233,113	$(8,881)	$219,344	$(7,712)	$13,769	$(1,169)

Investment securities having a carrying value of approximately $232.9 million and $109.3 million at September 30, 2014 and December 31, 2013, respectively, were pledged to secure public deposits, borrowings, Federal Reserve Discount Window, and Federal Home Loan Bank advances and for other purposes required or permitted by law.

At September 30, 2014 and December 31, 2013, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

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

Payments received on non-accrual loans are generally applied against principal. A loan may only be restored to an accruing basis when it again becomes well secured and in the process of collection or all past due amounts have been collected. Loan origination fees and certain direct loan origination costs are deferred and recognized over the life of the loan as an adjustment to the loan’s yield using the level yield method.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Portfolio segments are defined as the level at which an entity develops and documents a systematic methodology to determine its allowance. Management has determined that the Corporation has two portfolio segments of loans and leases (commercial and consumer) in determining the allowance. Both quantitative and qualitative factors are used by management at the portfolio segment level in determining the adequacy of the allowance for the Corporation. Classes of loans and leases are a disaggregation of the Corporation’s portfolio segments. Classes are defined as a group of loans and leases, which share similar initial measurement attributes, risk characteristics, and methods for monitoring and assessing credit risk. Management has determined that the Corporation has five classes of loans and leases: commercial (including lease financing), commercial real estate, commercial construction, residential real estate (including home equity) and consumer.

Impaired Loans

The Corporation accounts for impaired loans in accordance with FASB ASC 310-10-35. The value of impaired loans is based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, as a practical expedient, at the loan’s observable market price or at the fair value of the collateral if the loan is collateral dependent.

A loan is considered impaired when, based on current information and events, it is probable that the Corporation will not be able to collect all amounts due from the borrower in accordance with the contractual terms of the loan, including scheduled interest payments. The Corporation has defined its population of impaired loans to include all classes of non-accrual, troubled debt restructuring (“TDR”) loans and loans with a specific reserve. As part of the evaluation of impaired loans, the Corporation individually reviews for impairment all non-homogeneous loans internally classified as substandard or below. Generally, smaller impaired non-homogeneous loans and impaired homogeneous loans are collectively evaluated for impairment.

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

Loans Modified in a Troubled Debt Restructuring

Loans are considered to have been modified in a TDR when due to a borrower’s financial difficulties; the Corporation makes certain concessions to the borrower that it would not otherwise consider. Modifications may include interest rate reductions, principal or interest forgiveness, forbearance, and other actions intended to minimize economic loss and to avoid foreclosure or repossession of collateral. Generally, a non-accrual loan that has been modified in a TDR remains on non-accrual status for a period of nine months to demonstrate that the borrower is able to meet the terms of the modified loan. However, performance prior to the modification, or significant events that coincide with the modification, are included in assessing whether the borrower can meet the new terms and may result in the loan being returned to accrual status at the time of loan modification or after a shorter performance period. If the borrower’s ability to meet the revised payment schedule is uncertain, the loan remains on non-accrual status.

Reserve for Credit Losses

The Corporation’s reserve for credit losses is comprised of two components, the allowance for loan losses and the reserve for unfunded commitments (the “Unfunded Commitments”).

Allowance for Loan Losses

The allowance reflects management’s best estimate of probable losses within the existing loan portfolio. The allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risk inherent in the loan portfolio. Additions to the allowance for loan losses are made by charges to the provision for loan losses. Credit exposures deemed to be uncollectible are charged against the allowance for loan losses. Recoveries of previously charged-off amounts are credited to the allowance for loan losses.

The Corporation’s allowance for loan losses includes (1) specific valuation allowances for impaired loans evaluated in accordance with FASB Codification Topic 310: Receivables; (2) formulaic allowances based on historical loss experience by loan category, adjusted, as necessary, to reflect the impact of current conditions; and (3) unallocated general valuation allowances determined in accordance with FASB Codification Topic 450: Contingencies based on general economic conditions and other qualitative risk factors both internal and external to the Corporation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Purchase Credit Impaired Loans

The Corporation purchases individual loans and groups of loans, some of which have shown evidence of credit deterioration since origination. These purchased credit impaired loans are recorded at the amount paid, such that there is no carryover of the seller’s allowance for loan losses. After acquisition, losses are recognized by an increase in the allowance for loan losses.

Such purchased credit impaired loans are accounted for individually. The Corporation estimates the amount and timing of expected cash flows for each loan or pool, and the expected cash flows in excess of amount paid is recorded as interest income over the remaining life of the loan (accretable yield). The excess of the loan’s contractual principal and interest over expected cash flows is not recorded (nonaccretable difference).

Over the life of the loan , expected cash flows continue to be estimated. If the present value of expected cash flows is less than the carrying amount, a loss is recorded. If the present value of expected cash flows is greater than the carrying amount, it is recognized as part of future interest income.

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

Composition of Loan Portfolio

The following table sets forth the composition of the Corporation’s loan portfolio, including net deferred fees and costs, at September 30, 2014 and December 31, 2013:

	September 30,	December 31,
	2014	2013
	(in thousands)
Commercial	$470,510	$229,688
Commercial real estate	1,570,854	536,539
Construction	141,844	42,722
Residential real estate	241,387	150,571
Consumer	2,640	1,084
Subtotal	2,427,235	960,604
Net deferred loan (fees) costs	(470)	339
Loans receivable	$2,426,765	$960,943

At September 30, 2014 and December 31, 2013, loan balances of approximately $987.5 million and $564.7 million, respectively, were pledged to secure borrowings from the Federal Home Loan Bank of New York.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Purchase Credit Impaired Loans

The Corporation holds purchased loans for which there was, at their acquisition date, evidence of deterioration of credit quality since their origination and it was probable, at acquisition, that all contractually required payments would not be collected. The carrying amount of those loans is as follows at September 30, 2014 and December 31, 2013.

	September 30,	December 31,
	2014	2013
	(in thousands)
Commercial	$7,255	$—
Commercial real estate	1,835	—
Construction	—	—
Residential real estate	2,262	—
Consumer	—	—
Total carrying amount	$11,352	$—

For those purchased loans disclosed above, the Corporation did not increase the allowance for loan losses for the nine months ended September 30, 2014, nor did it increase the allowance for loan losses for purchased impaired loans during the nine months ended September 30, 2013.

The accretable yield, or income expected to be collected, on the purchased loans above is as follows at September 30, 2014 and December 31, 2013.

September 30,
2014
Balance at July 1	$5,013
New loans purchased	—
Accretion of income	(76)
Reclassifications from non-accretable difference	—
Disposals	—
Balance at September 30	$4,937

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents information about the recorded investment in loan receivables on non-accrual status by class at September 30, 2014 and December 31, 2013:

Loans Receivable on Non-Accrual Status

	September 30, 2014	December 31, 2013
	(in thousands)
Commercial	$634	$753
Commercial real estate	3,765	744
Residential real estate	1,684	1,640
Total loans receivable on non-accrual status	$6,083	$3,137

Non-accrual loans and loans past due 90 days still on accrual include both smaller balance homogenous loans that are collectively evaluated for impairment and individually classified impaired loans.

The Corporation continuously monitors the credit quality of its loans receivable. In addition to its internal staff, the Corporation utilizes the services of a third party loan review firm to rate the credit quality of its loans receivable. Credit quality is monitored by reviewing certain credit quality indicators. Assets classified “Pass” are deemed to possess average to superior credit quality, requiring no more than normal attention. Assets classified as “Special Mention” have generally acceptable credit quality yet possess higher risk characteristics/circumstances than satisfactory assets. Such conditions include strained liquidity, slow pay, stale financial statements, or other conditions that require more stringent attention from the lending staff. These conditions, if not corrected, may weaken the loan quality or inadequately protect the Corporation’s credit position at some future date. Assets are classified “Substandard” if the asset has a well-defined weakness that requires management’s attention to a greater degree than for loans classified special mention. Such weakness, if left uncorrected, could possibly result in the compromised ability of the loan to perform to contractual requirements. An asset is classified as “Doubtful” if it is inadequately protected by the net worth and/or paying capacity of the obligor or of the collateral, if any, that secures the obligation. Assets classified as doubtful include assets for which there is a “distinct possibility” that a degree of loss will occur if the inadequacies are not corrected. The following table presents information, excluding net deferred costs, about the Corporation’s loan credit quality at September 30, 2014 and December 31, 2013:

Credit Quality Indicators

	September 30, 2014
	Pass	Special Mention	Substandard	Doubtful	Total
	(in thousands)
Commercial	$449,688	$15,447	$5,073	$302	$470,510
Commercial real estate	1,533,499	17,521	19,834	—	1,570,854
Construction	140,365	—	1,479	—	141,844
Residential real estate	238,516	—	2,871	—	241,387
Consumer	2,534	—	106	—	2,640

Total loans	$2,364,602	$32,968	$29,363	$302	$2,427,235

	December 31, 2013
	Pass	Special Mention	Substandard	Doubtful	Total
	(in thousands)
Commercial	$226,013	$1,719	$1,284	$672	$229,688
Commercial real estate	509,679	14,544	12,316	—	536,539
Construction	41,492	—	1,230	—	42,722
Residential real estate	147,379	978	2,214	—	150,571
Consumer	964	—	120	—	1,084
Total loans	$925,527	$17,241	$17,164	$672	$960,604

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table provides an analysis of the impaired loans, by class, at September 30, 2014 and December 31, 2013:

	September 30, 2014
	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(in thousands)
No Related Allowance Recorded
Commercial	$890	$663	$—
Commercial real estate	5,005	5,654	—
Residential real estate	1,957	2,288	—
Consumer	106	106	—
Total	$7,958	$8,711	—

With An Allowance Recorded
Commercial real estate	$3,600	$3,600	$323
Total	$3,600	$3,600	$323
Total
Commercial	$890	$663	$—
Commercial real estate	8,605	9,254	—
Residential real estate	1,957	2,288	—
Consumer	106	106	—
Total	$11,558	$12,311	$323

	December 31, 2013
	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(in thousands)
No Related Allowance Recorded
Commercial	$449	$449	$—
Commercial real estate	10,482	10,783	—
Residential real estate	1,858	2,000	—
Consumer	120	120	—
Total	$12,909	$13,352	$—
With An Allowance Recorded
Commercial	$672	$672	$300
Commercial real estate	4,344	4,344	115
Total	$5,016	$5,016	$415
Total
Commercial	$1,121	$1,121	$300
Commercial real estate	14,826	15,127	115
Residential real estate	1,858	2,000	—
Consumer	120	120	—
Total	$17,925	$18,368	$415

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table provides an analysis related to the average recorded investment and interest income recognized on impaired loans by class as of and for the three and nine months ended September 30, 2014 and 2013.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014		2013		2014		2013
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Impaired loans with no related allowance recorded:

Commercial	$897	$—	$—	$—	$778	$30	$—	$—
Commercial real estate	5,046	31	1,275	19	5,313	74	1,275	57
Residential real estate	1,975	0	—	—	2,044	31	—	—
Consumer	106	2	—	—	106	5	—	—

Total	$8,024	32	$1,275	$19	$8,241	$140	$1,275	$57

Impaired loans with an allowance recorded:

Commercial	$—	$—	$—	$—	$—	$—	$—	$—
Commercial real estate	3,600	37	175	—	3,600	122	2,302	68
Residential real estate	—	—	1,226	10	—	—	1,226	31
Consumer	—	—	—		—	—	—	—

Total	$3,600	$37	$1,401	$10	$3,600	$122	$3,428	$99

Total impaired loans:

Commercial	$897	$—	$—	$—	$778	$30	$—	$—
Commercial real estate	8,646	68	1,450	19	8,913	196	3,477	125
Residential real estate	1,975	0	1,226	10	2,044	31	1,226	31
Consumer	106	2	—	—	106	5	—	—

Total	$11,624	$69	$2,676	$29	11,841	$262	$4,703	$156

Included in impaired loans at September 30, 2014 are loans that are deemed troubled debt restructurings. The recorded investment in loans include accrued interest receivable and other capitalized costs such as real estate taxes paid on behalf of the borrower and loan origination fees, net, when applicable. Cash basis interest and interest income recognized on accrual basis approximate each other.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table provides an analysis of the aging of the recorded investment of loans, excluding net deferred costs that are past due at September 30, 2014 and December 31, 2013 by class:

Aging Analysis

	September 30, 2014
	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans Receivable	Loans Receivable > 90 Days Past Due and Accruing
	(in thousands)
Commercial	$405	$—	$752	$1,157	$469,353	$470,510	$—
Commercial real estate	951	2,044	4,020	7,015	1,563,839	1,570,854	—
Construction	—	—	—	—	141,844	141,844	—
Residential real estate	347	1,763	3,403	5,513	235,874	241,387	—
Consumer	17	—	—	17	2,623	2,640
Total	$1,720	$3,807	$8,175	$13,702	$2,413,533	$2,427,235	$—

	December 31, 2013
	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans Receivable	Loans Receivable > 90 Days Past Due and Accruing
	(in thousands)
Commercial	$18	$—	$753	$771	$228,917	$229,688	$—
Commercial Real Estate	221	—	744	965	535,574	536,539	—
Construction	—	—	—	—	42,722	42,722	—
Residential real estate	990	258	1,640	2,888	147,683	150,571	—
Consumer	5	—	—	5	1,079	1,084
Total	$1,234	$258	$3,137	$4,629	$955,975	$960,604	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table details the amount of loans receivable that are evaluated individually, and collectively, for impairment (excluding net deferred costs), acquired, and the related portion of the allowance for loan loss that is allocated to each loan portfolio class:

	September 30, 2014
	Commercial	Commercial real estate	Construction	Residential real estate	Consumer	Unallocated	Total
	(in thousands)
Allowance for loan and lease losses:
Individually evaluated for impairment	$—	$323	$—	$—	$—	$—	$323
Collectively evaluated for impairment	2,478	6,699	524	1,052	5	1,037	11,795
Acquired with deteriorated credit quality	—	—	—	—	—	—	—
Total	$2,478	$7,022	$524	$1,052	$5	$1,037	$12,118

Loans Receivable
Individually evaluated for impairment	$68	$5,983	$—	$1,733	$106	$—	$7,890
Collectively evaluated for impairment	463,187	1,563,036	141,844	237,391	2,534	—	2,407,992
Acquired with deteriorated credit quality	7,255	1,835	—	2,263	—	—	11,353
Total	$470,510	$1,570,854	$141,844	$241,387	$2,640	$—	$2,427,235

The tables above include approximately $1,275,000,000 of acquired loans for the period ended September 30, 2014 reported as collectively evaluated for impairment.

	December 31, 2013
	Commercial	Commercial real estate	Construction	Residential real estate	Consumer	Unallocated	Total
	(in thousands)
Allowance for loan and lease losses:
Individually evaluated for impairment	$300	$115	$—	$—	$—	$—	$415
Collectively evaluated for impairment	1,398	5,631	362	990	146	1,391	9,918
Total	$1,698	$5,746	$362	$990	$146	$1,391	$10,333

Loans Receivable
Individually evaluated for impairment	$1,121	$14,826	$—	$1,858	$120	$—	$17,925
Collectively evaluated for impairment	228,567	521,713	42,722	148,713	964	—	942,679
Total	$229,688	$536,539	$42,722	$150,571	$1,084	$—	$960,604

The tables above include approximately $34,000,000 of acquired loans for the period ended December 31, 2013 reported as collectively evaluated for impairment.

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

A summary of the activity in the allowance for loan losses is as follows:

	Three Months Ended September 30, 2014
	Commercial	Commercial real estate	Construction	Residential real estate	Consumer	Unallocated	Total
	(in thousands)
Balance at July 1,	$2,142	$5,741	$504	$1,011	$63	$1,364	$10,825

Charge offs	—	—	—	—	(18)	—	(18)

Recoveries	—	—	—	—	11	—	11

Provision	336	1,281	20	41	(51)	(327)	1,300

Balance at September 30,	$2,478	$7,022	$524	$1,052	$5	$1,037	$12,118

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Nine Months Ended September 30, 2014
	Commercial	Commercial real estate	Construction	Residential real estate	Consumer	Unallocated	Total
	(in thousands)
Balance at January 1,	$1,698	$5,746	$362	$990	$146	$1,391	$10,333

Charge offs	(333)	—	—	(108)	(7)	—	(448)

Recoveries	—	—	—	11	13	—	24

Provision	1,113	1,276	162	159	(147)	(354)	2,209

Balance at September 30,	$2,478	$7,022	$524	$1,052	$5	$1,037	$12,118

	Three Months Ended September 30, 2013
	Commercial	Commercial real estate	Construction	Residential real estate	Consumer	Unallocated	Total
	(in thousands)
Balance at July 1,	$2,422	$5,333	$318	$1,341	$29	$759	$10,202

Charge offs	(6)	—	—	—	(4)	—	(10)

Recoveries	—	—	—	—	2	—	2

Provision	(702)	455	51	(37)	67	166	—

Balance at September 30,	$1,714	$5,788	$369	$1,304	$94	$925	$10,194

	Nine Months Ended September 30, 2013
	Commercial	Commercial real estate	Construction	Residential real estate	Consumer	Unallocated	Total
	(in thousands)
Balance at January 1,	$2,424	$5,323	$313	$1,532	$113	$532	$10,237

Charge offs	(6)	(50)	—	—	(20)	—	(76)

Recoveries	21	8	—	—	4	—	33

Provision	(725)	507	56	(228)	(3)	393	—

Balance at September 30,	$1,714	$5,788	$369	$1,304	$94	$925	$10,194

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Troubled Debt Restructurings

At September 30, 2014, there were no commitments to lend additional funds to borrowers whose loans were on non-accrual status or were contractually past due in excess of 90 days and still accruing interest, or whose terms have been modified in troubled debt restructurings.

The policy of the Corporation generally is to grant commercial, mortgage and consumer loans to residents and businesses within its market area. The borrowers’ abilities to repay their obligations are dependent upon various factors, including the borrowers’ income and net worth, cash flows generated by the borrowers’ underlying collateral, value of the underlying collateral, and priority of the lender’s lien on the property. Such factors are dependent upon various economic conditions and individual circumstances beyond the control of the Corporation. The Corporation is therefore subject to risk of loss. The Corporation believes its lending policies and procedures adequately minimize the potential exposure to such risks and that adequate provisions for loan losses are provided for all known and inherent risks. Collateral and/or personal guarantees are required for virtually all loans. A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.

Loans modified in a troubled debt restructuring totaled a recorded investment of $2.8 million at September 30, 2014, of which $1.0 million were on non-accrual status. The remaining loans modified were current and have complied with the terms of their restructure agreement. At December 31, 2013, loans modified in a troubled debt restructuring totaled $6.6 million, of which $826,000 was on non-accrual status. The remaining loans modified were current at the time of the restructuring and have complied with the terms of their restructure agreement. The Corporation has allocated no specific allocations with respect to loans whose loan terms had been modified in troubled debt restructurings as of September 30, 2014 and December 31, 2013.

The following table presents loans by class modified as troubled debt restructurings that occurred during the nine months ended September 30, 2014 (dollars in thousands):

		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
	Loans	Investment	Investment
Troubled debt restructurings:
Commercial	1	$672	$315
Commercial real estate	1	136	93
Construction	—	—	—
Residential real estate	2	275	273

Total	4	$1,083	$681

The Corporation had a $333,000 charge-off in connection with a loan modification at the time of modification during the nine months ended September 30, 2014. There were no troubled debt restructurings for which there was a payment default within twelve months following the modification during the nine months ended September 30, 2014.

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

In an effort to proactively manage delinquent loans, the Corporation has selectively extended to certain borrowers concessions such as rate reductions, extension of maturity dates, principal or interest forgiveness, adjusted repayment terms, forbearance agreements, or combinations of two or more of these concessions. As of September 30, 2014, loans on which concessions were made with respect to adjusted repayment terms amounted to $2.0 million, and deemed troubled debt restructurings. Loans on which combinations of two or more concessions were made amounted to $1.3 million. The concessions granted included principal concessions, rate reduction, adjusted repayment, extended maturity and payment deferral.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 7.  Fair Value Measurements and Fair Value of Financial Instruments

Fair Value Measurements

Management uses its best judgment in estimating the fair value of the Corporation’s financial instruments; however, there are inherent weaknesses in any estimation technique. The estimated fair value amounts have been measured as of September 30, 2014 and December 31, 2013, and have not been re-evaluated or updated for purposes of these consolidated financial statements subsequent to those respective dates. As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported at each period end.

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

Investment Securities Available-for-Sale

Where quoted prices are available in an active market, investment securities are classified in Level 1 of the valuation hierarchy. Level 1 inputs include investment securities that have quoted prices in active markets for identical assets. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics, or discounted cash flows. Examples of instruments, which would generally be classified within Level 2 of the valuation hierarchy, include municipal bonds and certain agency collateralized mortgage obligations. In certain cases where there is limited activity in the market for a particular instrument, assumptions must be made to determine its fair value and it is classified as Level 3. Due to the inactive condition of the markets amidst the financial crisis, the Corporation treated certain investment securities as Level 3 assets in order to provide more appropriate valuations. For assets in an inactive market, the infrequent trades that do occur are not a true indication of fair value. When measuring fair value, the valuation techniques available under the market approach, income approach and/or cost approach are used. The Corporation’s valuations are based on market data and the Corporation employs combinations of these approaches for its valuation methods depending on the asset class. In certain cases where there were limited or less transparent information provided by the Corporation’s third-party pricing service, fair value was estimated by the use of secondary pricing services or through the use of non-binding third-party broker quotes.

On a quarterly basis, management reviews the pricing information received from the Corporation’s third-party pricing service. This review process includes a comparison to non-binding third-party broker quotes, as well as a review of market-related conditions impacting the information provided by the Corporation’s third-party pricing service.

Management primarily identifies investment securities which may have traded in illiquid or inactive markets by identifying instances of a significant decrease in the volume and frequency of trades, relative to historical levels, as well as instances of a significant widening of the bid-ask spread in the brokered markets. Investment securities that are deemed to have been trading in illiquid or inactive markets may require the use of significant unobservable inputs. For example, management may use quoted prices for similar investment securities in the absence of a liquid and active market for the securities being valued. As of September 30, 2014 and December 31, 2013, management made no adjustments to prices provided by the third-party pricing service as a result of illiquid or inactive markets.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

For financial assets and liabilities measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2014 and December 31, 2013 are as follows:

		Fair Value Measurements at Reporting Date Using
Assets Measured at Fair Value on a Recurring Basis	September 30, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(in thousands)
U.S. Treasury & agency securities	$11,385	$11,385	$—	$—
Federal agency obligations	32,992	—	32,992	—
Residential mortgage pass-through securities	59,691	—	59,691	—
Commercial mortgage pass-through securities	3,016	—	3,016	—
Obligations of U.S. states and political subdivisions	8,429	—	8,429	—
Trust preferred securities	16,314	—	16,314	—
Corporate bonds and notes	135,840	—	135,840	—
Asset-backed securities	21,753	—	21,753	—
Certificates of deposit	2,124	—	2,124	—
Equity securities	289	289	—	—
Mutual funds and money market funds	15,669	15,669	—	—

Investment securities available-for-sale	$307,502	$27,343	$280,159	$—

		Fair Value Measurements at Reporting Date Using
Assets Measured at Fair Value on a Recurring Basis	December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(in thousands)
U.S. Treasury and agency securities	$13,519	$13,519	$—	$—
Federal agency obligations	19,941	—	19,941	—
Residential mortgage pass-through securities	48,874	—	48,874	—
Commercial mortgage pass-through securities	6,991	—	6,991	—
Obligations of U.S. states and political subdivisions	31,460	—	31,460	—
Trust preferred securities	19,403	—	19,403	—
Corporate bonds and notes	158,630	—	158,630	—
Asset-backed securities	15,979	—	15,979	—
Certificates of deposit	2,262	—	2,262	—
Equity securities	287	287	—	—
Mutual funds and money market funds	5,724	5,724	—	—

Investment securities available-for-sale	$323,070	$19,530	$303,540	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The following tables present the changes in investment securities available-for-sale with significant unobservable inputs (Level 3) for the three months ended September 30, 2014 and 2013.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
		(in thousands)
Balance, beginning of the period	$—	$72	$—	$36
Interest payment deferrals	—	14	—	43
Principal repayments	—	—	—	—
Total net losses included in net income	—	—	—	—
Total net unrealized (losses) gains	—	8	—	15
Balance, end of the period	—	$94	—	$94

For the nine months ended September 30, 2014, there were no transfers of investment securities available-for-sale into or out of Level 1, Level 2, or Level 3 assets.

Assets Measured at Fair Value on a Non-Recurring Basis

For assets measured at fair value on a non-recurring basis, the unobservable inputs used to derive fair value measurements at September 30, 2014 and December 31, 2013 were as follows:

Impaired Loans	Valuation Techniques	Range of Unobservable Inputs

Residential	Appraisals of collateral value	Adjustment for age of comparable sales, generally a decline of 0% to 25%
Commercial	Discounted cash flow model	Discount rate from 0% to 6%
Commercial real estate	Appraisals of collateral value	Market capitalization rates between 8% to 12%. Market rental rates for similar properties

Other Real Estate Owned
Residential	Appraisals of collateral value	Adjustment for age of comparable sales, generally a decline of 0% to 25%

		Fair Value Measurements at Reporting Date Using
Assets Measured at Fair Value on a Non-Recurring Basis	September 30, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(in thousands)
Impaired Loans
Commercial real estate	$3,277	$—	$—	$3,277

Other Real Estate Owned
Residential	1,442	—	—	1,442

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

		Fair Value Measurements at Reporting Date Using
Assets Measured at Fair Value on a Non-Recurring Basis	December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(in thousands)
Impaired Loans
Commercial	$372	$—	$—	$372
Commercial real estate	4,229	—	—	4,229

Other Real Estate Owned
Residential	220	—	—	220

The following methods and assumptions were used to estimate the fair values of the Corporation’s assets measured at fair value on a non-recurring basis at September 30, 2014 and December 31, 2013.

Impaired Loans. The value of an impaired loan is measured based upon the present value of expected future cash flows discounted at the loan’s effective interest rate, or the fair value of the collateral if the loan is collateral dependent. Smaller balance homogeneous loans that are collectively evaluated for impairment, such as residential mortgage loans are specifically excluded from the impaired loan portfolio. The Corporation’s impaired loans are primarily collateral dependent. Impaired loans are individually assessed to determine that each loan’s carrying value is not in excess of the fair value of the related collateral or the present value of the expected future cash flows. Impaired loans at September 30, 2014 that required a valuation allowance during 2014 were $3.6 million with a related valuation allowance of $323,000 compared to $5.0 million with a related valuation allowance of $415,000 at December 31, 2013. Additional provision for loan losses of $0 and $210,500 for the third quarter and first nine months of 2014, respectively, were recorded. Additional provision for loan losses of $415,000 for the year ended December 31, 2013 were recorded.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Noninterest-Bearing Deposits. The fair value for noninterest-bearing deposits is equal to the amount payable on demand at the reporting date.

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

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Corporation’s financial instruments as of September 30, 2014 and December 31, 2013.

			Fair Value Measurements
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
September 30, 2014
Financial assets:
Cash and cash equivalents	$138,013	$138,013	$138,013	$—	$—
Investment securities available-for-sale	307,502	307,502	27,343	280,159	—
Investment securities held-to-maturity	217,567	222,393	28,463	175,105	18,825
Investment in restricted stock, at cost	17,922	n/a	n/a	n/a	n/a
Net loans	2,414,647	2,427,263	—	—	2,427,263
Accrued interest receivable	10,976	10,976	278	3,176	7,522

Financial liabilities:
Noninterest-bearing deposits	$471,151	$471,151	$471,151	$—	$—
Interest-bearing deposits	1,998,017	2,004,084	—	2,004,084	—
Borrowings	420,960	436,366	—	436,366	—
Subordinated debentures	5,155	4,786	—	4,786	—
Accrued interest payable	3,811	3,811	—	3,811	—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

			Fair Value Measurements
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
December 31, 2013
Financial assets:
Cash and due from banks	$82,692	$82,692	$82,692	$—	$—
Investment securities available-for-sale	323,070	323,070	19,530	303,540	—
Investment securities held-to-maturity	215,286	210,958	27,037	164,940	18,981
Investment in restricted stock, at cost	8,986	n/a	n/a	n/a	n/a
Net loans	950,610	948,606	—	—	948,606
Accrued interest receivable	6,802	6,802	102	4,034	2,666

Financial liabilities:
Noninterest-bearing deposits	227,370	227,370	227,370	—	—
Interest-bearing deposits	1,114,635	1,115,781	—	1,115,781	—
Borrowings	146,000	157,440	—	157,440	—
Subordinated debentures	5,155	5,143	—	5,143	—
Accrued interest payable	963	963	—	963	—

Note 8. Accumulated Other Comprehensive Income

Accumulated other comprehensive income (loss) at September 30, 2014 and December 31, 2013 consisted of the following:

	September 30, 2014	December 31, 2013
	(in thousands)
Net unrealized gain on investment securities available-for-sale, net of tax	$4,650	$2,374
Unamortized component of securities transferred from available-for-sale to held-to-maturity, net of tax	(1,336)	(1,425)
Defined benefit pension and post-retirement plans, net of tax	(2,736)	(3,493)
Total accumulated other comprehensive income (loss)	$578	$(2,544)

Note 9.  Stock-Based Compensation

The Corporation maintains two stock-based compensation plans from which new grants could be issued. The Corporation’s stock-based compensation plans permit Parent Corporation common stock to be issued to key employees and directors of the Corporation and its subsidiaries. The options granted under the plans are intended to be either incentive stock options or non-qualified options. Under the 2009 Equity Incentive Plan, a total of 363,081 shares are available for grant and issuance as of September 30, 2014. Under the 2003 Non-Employee Director Stock Option Plan, a total of 380,644 shares remain available for grant and issuance under the plan as of September 30, 2014. In addition, a total of 237,621 shares remain available for grant and issuance under Legacy ConnectOne equity plans. Options may be exercised with shares issued from Treasury shares, newly issued shares or a combination of both.

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

For the nine months ended September 30, 2014 and September 30, 2013, total stock compensation (excluding tax benefit) was $51,000 and $60,000, respectively.

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

There were 52,467 and 18,829 restricted stock awards outstanding at September 30, 2014 and September 30, 2013, respectively. These awards were issued with an award price equal to the market price of the Corporation’s common stock on the award date and with a three year vesting period. Forfeiture provisions exist for personnel that separate employment before the vesting period expires. A total of 37,110 shares of restricted stock became fully vested on July 1, 2014.

There were 0 and 31,257 shares of common stock underlying options that were granted during the three and nine months ended September 30, 2014 and 2013, respectively. The fair value of share-based payment awards was estimated using the Black-Scholes option pricing model with the following assumptions and weighted average fair values at the time the grants were awarded:

	Nine Months Ended September 30,
	2014	2013
Weighted average fair value of grants	n/a	$3.34
Risk-free interest rate	n/a	1.97%
Dividend yield	n/a	1.32%
Expected volatility	n/a	25.84%
Expected life in months	n/a	74

Activity under the stock-based compensation plans as of September 30, 2014 and changes during the ninth months ended September 30, 2014 were as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2013	214,263	$10.59
Options assumed in merger	783,732	4.73
Exercised	(74,911)	$10.48
Canceled/expired	—
Forfeited	—
Outstanding at September 30, 2014	923,084	$5.58	3.12	$12,522,584
Exercisable at September 30, 2014	923,084	$5.58	3.12	$12,522,584

The aggregate intrinsic value of options above represents the total pre-tax intrinsic value (the difference between the Corporation’s closing stock price on the last trading day of the second quarter of 2014 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2014. This amount changes based on the fair value of the Corporation’s stock.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As of September 30, 2014, there was approximately $0 of total unrecognized compensation expense relating to unvested stock options. As of September 30, 2014, there was approximately $425,329 of total unrecognized compensation expense relating to unvested restricted stock awards. These costs are expected to be recognized over a weighted average period of 1.8 years.

Note 10. Components of Net Periodic Pension Cost

The Corporation maintained a non-contributory defined benefit pension plan for substantially all of its employees until September 30, 2007, at which time the Corporation froze the plan. The following table sets forth the net periodic pension cost of the Corporation’s pension plan for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)
Interest cost	$143	$133	$429	$397
Expected return on plan assets	(148)	(122)	(444)	(366)
Net amortization and deferral	55	93	165	281
Net periodic pension cost	$50	$104	$150	$312

Contributions

The Corporation presently estimates that it will not contribute to its Pension Trust for 2014. The trust is established to provide retirement and other benefits for eligible employees and their beneficiaries. No part of the trust assets may be applied to any purpose other than providing benefits under the plan and for defraying expenses of administering the plan and the trust.

Note 11. Supplemental disclosure of non-cash activities

	Nine Months Ended September 30,
	2014	2013
	(in thousands)
Investing:
Due to broker, net	$—	$2,983
Transfer of loans to other real estate owned	352	236
Transfer of investment securities available-for-sale to investment securities held-to-maturity	—	75,694
Financing:
Dividends declared, not paid	$1,061	$327
Acquisition of legacy ConnectOne:
Non-cash assets acquired:
Securities available-for-sale	$28,452	$—
Restricted investments	13,646	—
Loans held for sale	190	—
Loans	1,299,284	—
Accrued interest receivable	4,470	—
Premise and equipment, net	6,475	—
Goodwill	129,105	—
Core deposit intangible	5,308	—
Bank-owned life insurance	15,481	—
Other real estate owned	2,455	—
Other assets	14,286	—
Total non-cash assets acquired	$1,519,152	$—
Non-cash liabilities assumed:
Deposits	$1,051,342	$—
Borrowings	263,370	—
Other liabilities	10,527	—
Total non-cash liabilities assumed	$1,325,239	$—

Net non-cash assets acquired	$193,913	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 12. Borrowings

The components of borrowings are as follows (dollars in thousands):

September 30, 2014				December 31, 2013
Type	Maturity Date	Interest Rate	Oustanding	Type	Maturity Date	Interest Rate	Oustanding
FRB Discount Window	10/01/14	0.07%	$50,000	Citi REPO	06/15/17	5.95%	$15,000
FHLB	10/28/14	0.38	25,000	FHLB	11/16/17	3.18	5,000
FHLB	10/29/14	0.30	50,000	FHLB	11/16/17	3.29	5,000
FHLB	02/23/15	0.88	10,000	FHLB	11/16/17	3.10	5,000
FHLB	05/07/15	0.81	15,000	FHLB	11/16/17	3.49	10,000
FHLB	05/11/15	2.17	785	FHLB	11/27/17	3.16	5,000
FHLB	05/11/15	2.91	5,000	FHLB	11/27/17	3.40	5,000
FHLB	06/09/15	0.44	25,000	FHLB	01/03/18	3.25	4,000
FHLB	06/26/15	0.48	25,000	FHLB	01/03/18	2.99	3,000
FHLB	08/05/15	1.49	2,000	FHLB	01/03/18	2.74	3,000
FHLB	08/03/16	1.93	10,000	FHLB	01/31/18	3.34	10,000
FHLB	08/26/16	1.04	5,000	FHLB	01/31/18	2.44	10,000
FHLB	10/11/16	1.15	5,000	FHLB	01/31/18	2.78	5,000
FHLB	01/23/17	1.16	10,000	Citi REPO	08/08/18	5.85	16,000
FHLB	04/28/17	1.26	5,000	FHLB	09/12/18	4.16	5,000
Citi REPO	06/15/17	5.95	15,000	FHLB	11/02/20	3.62	20,000
FHLB	06/26/17	1.30	25,000	FHLB	11/30/20	3.24	20,000
FHLB	07/08/17	1.29	5,000
FHLB	09/25/17	1.41	11,000				$146,000
FHLB	02/12/18	1.56	10,000
FHLB	04/02/18	2.50	2,500
FHLB	04/02/18	1.98	7,500
FHLB	04/30/18	1.75	5,000
FHLB	07/16/18	2.99	5,000
Citi REPO	08/08/18	5.85	16,000
FHLB	09/11/18	4.15	5,000
FHLB	10/23/18	1.68	10,000
FHLB	11/19/18	1.68	10,000
FHLB	01/30/19	1.79	4,000
FHLB	02/11/19	1.99	6,000
FHLB	10/30/20	3.23	20,000
FHLB	11/02/20	3.61	20,000

			$419,785
	Fair value mark:		1,175
			$420,960

On September 30, 2014, the Corporation extinguished $70,000,000 of FHLBNY advances with a weighted average rate of 3.10 percent and a weighted average maturity of 3.2 years.  The advances were putable at the option of the FHLBNY.  A pre-tax prepayment penalty of $4.6 million associated with the extinguishment was recorded to noninterest expense.

Note 13.  Subsequent Event

On November 5, 2014, the Corporation discovered that during the fourth quarter the account of one its business customers had been the target of a fraud involving hacking of the customer’s e-mail account and subsequent unauthorized funds transfers. The fraud did not involve an intrusion of the Corporation’s computer systems. The Corporation is still investigating the matter and the after-tax charge, to be recorded during the fourth quarter of 2014, is expected to be no higher than $1.5 million. The Corporation is reviewing all available avenues of recovery, including the return of funds from recipient financial institutions and potential insurance claims.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this analysis is to provide the reader with information relevant to understanding and assessing the Corporation’s results of operations for the periods presented herein and financial condition as of September 30, 2014 and December 31, 2013. In order to fully understand this analysis, the reader is encouraged to review the consolidated financial statements and accompanying notes thereto appearing elsewhere in this report.

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

Goodwill

The Corporation adopted the provisions of FASB ASC 350-10, which requires that goodwill be reported separate from other intangible assets in the Consolidated Statements of Condition and not be amortized but rather tested for impairment annually or more frequently if impairment indicators arise. No impairment charge was deemed necessary for the three and nine months ended September 30, 2014 and 2013.

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

 Operating Results Overview

On July 1, 2014, the merger of equals with Center Bancorp, Inc. and the legacy ConnectOne was completed (the “Merger”); therefore third quarter 2014 results reflect the operations of the combined entity. Historical financial information includes only the operations of Center Bancorp, Inc., the legal and accounting acquirer in the transaction. On July 1, 2014, the combined company changed its name to ConnectOne.

Net income available to common stockholders for the three months ended September 30, 2014 amounted to $1.7 million compared to $5.1 million for the comparable three-month period ended September 30, 2013. The Corporation’s diluted earnings per share was $0.06 for the three months ended September 30, 2014 as compared with diluted earnings per share of $0.31 for the same three months of 2013. The annualized return on average assets was 0.21% for the three months ended September 30, 2014, compared to 1.23% for the three months ended September 30, 2013. The annualized return on average stockholders’ equity was 1.59% for the three-month period ended September 30, 2014, compared to 12.53% for the three months ended September 30, 2013.

Net income available to common stockholders for the nine months ended September 30, 2014 amounted to $10.5 million compared to $14.8 million for the comparable nine-month period ended September 30, 2013. The Corporation recorded earnings per diluted common share of $0.49 for the nine months ended September 30, 2014 as compared with earnings of $0.91 per diluted common share for the same nine months of 2013. The annualized return on average assets was 0.63% for the nine months ended September 30, 2014, compared to 1.23% for nine months ended September 30, 2013. The annualized return on average stockholders’ equity was 5.25% for the nine-month period ended September 30, 2013, compared to 12.15% for the nine months ended September 30, 2013.

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

Net interest income on a tax-equivalent basis increased to $28.1 million and $52.6 million for the three- and nine-month periods ended September 30, 2014, respectively, from $12.4 million and $36.2 million for the three- and nine-month periods ended September 30, 2013, respectively. The increases were primarily due an increase in interest-earning assets and a widening of the net interest margin resulting from the Merger. Average interest earning assets increased to $3.1 billion and $2.0 billion for the three- and nine-month periods ended September 30, 2014, respectively, from $1.5 billion for both the three- and nine-month periods ended September 30, 2014, respectively. Net interest margin widened to 3.66% and 3.49% for the three- and nine-month periods ended September 30, 2014, respectively, from 3.31% and 3.30% for the three- and nine-month periods ended September 30, 2014, respectively. Net interest income during the third quarter and first nine months of 2014 was positively impacted by $2.9 million of accretion and amortization of purchase accounting adjustments.

The following tables, “Average Statements of Condition with Interest and Average Rates”, present for the three and nine months ended September 30, 2014 and 2013, the Corporation’s average assets, liabilities and stockholders’ equity. The Corporation’s net interest income, net interest spread and net interest margin are also reflected.

Average Statements of Condition with Interest and Average Rates

	Three Months Ended September 30,
	2014			2013
(tax-equivalent basis)	Average Balance	Interest Income/ Expense	Average Rate (7)	Average Balance	Interest Income/ Expense	Average Rate (7)
	(dollars in thousands)
Assets
Interest-earning assets:
Investment securities (1) (2)	$520,568	$4,372	3.33%	$567,971	$4,914	3.46%
Loans (2) (3) (4)	2,344,410	28,218	4.78	921,523	10,202	4.43
Restricted investment in bank stocks	21,107	265	4.98	8,986	99	4.41
Other interest-bearing deposits	163,471	88	0.21	—	—	—
Total interest-earning assets	3,049,556	32,943	4.29	1,498,480	15,215	4.06
Non interest-earning assets:
Noninterest earning assets	312,293			163,732
Allowance for loan losses	(11,250)			(10,200)
Total assets	$3,350,599			$1,652,012
Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Money market deposits	$698,686	$677	0.38%	$427,387	$485	0.45%
Savings deposits	233,041	144	0.25	182,382	151	0.33
Time deposits	676,291	1,474	0.86	170,996	381	0.89
Other interest-bearing deposits	375,041	429	0.45	305,992	313	0.41
Total interest-bearing deposits	1,983,059	2,724	0.54	1,086,757	1,330	0.49
Borrowings and FHLB advances	430,238	1,988	1.83	146,598	1,449	3.95
Capital lease	3,044	45	5.87	—	—	—
Subordinated debentures	5,155	40	3.08	5,155	40	3.10
Total interest-bearing liabilities	2,421,496	4,797	0.79	1,238,510	2,819	0.91
Noninterest-bearing liabilities:
Demand deposits	465,369			238,194
Other liabilities	17,349			12,751
Total noninterest-bearing liabilities	482,718			250,945
Stockholders’ equity	446,385			162,557
Total liabilities and stockholders’ equity	$3,350,599			$1,652,012
Net interest income (tax-equivalent basis)					12,396
Net interest spread (5)		28,146	3.50%			3.15%
Net interest margin (6)			3.66%			3.31%
Tax-equivalent adjustment		(600)			(674)
Net interest income		$27,546			$11,722

(1)	Average balances are based on amortized cost.
(2)	Interest income is presented on a tax equivalent basis using 35 percent federal tax rate.
(3)	Includes loan fee income.
(4)	Loans include non-accrual loans.
(5)	Represents difference between the average yield on interest earning assets and the average cost of interest bearing liabilities and is presented on a tax equivalent basis.
(6)	Represents net interest income on a tax equivalent basis divided by average total interest-earning assets
(7)	Rates are annualized.

Average Statements of Condition with Interest and Average Rates

	Nine Months Ended September 30,
	2014			2013
(tax-equivalent basis)	Average Balance	Interest Income/ Expense	Average Rate (7)	Average Balance	Interest Income/ Expense	Average Rate (7)
	(dollars in thousands)
Assets
Interest-earning assets:
Investment securities (1) (2)	$513,221	$13,441	3.50%	$557,117	$14,134	3.38%
Loans (2) (3) (4)	1,437,381	48,969	4.55	894,712	30,017	4.47
Restricted investment in bank stocks	13,146	408	4.15	8,982	306	4.54
Other interest-bearing deposits	55,089	88	0.21	470	2	0.57
Total interest-earning assets	2,018,837	62,906	4.17	1,461,281	44,459	4.06
Non interest-earning assets:
Noninterest earning assets	226,410			172,611
Allowance for loan losses	(10,791)			(10,214)
Total assets	$2,234,456			$1,623,678
Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Money market deposits	$509,212	$1,771	0.46%	$402,656	$1,303	0.43%
Savings deposits	185,986	394	0.28	193,153	481	0.33
Time deposits	342,177	2,205	0.86	174,142	1,213	0.93
Other interest-bearing deposits	358,482	973	0.36	299,332	900	0.40
Total interest-bearing deposits	1,395,857	5,343	0.51	1,069,283	3,897	0.49
Borrowings and FHLB advances	243,597	4,752	2.61	146,568	4,288	3.90
Capital lease	1,026	45	5.87	—	—	—
Subordinated debentures	5,155	117	3.03	5,155	119	3.08
Total interest-bearing liabilities	1,645,635	10,257	0.83	1,221,006	8,304	0.91
Noninterest-bearing liabilities:
Demand deposits	307,429			223,766
Other liabilities	15,018			14,975
Total noninterest-bearing liabilities	322,447			238,741
Stockholders’ equity	266,374			163,931
Total liabilities and stockholders’ equity	$2,234,456			$1,623,678
Net interest income (tax-equivalent basis)		52,649			36,155
Net interest spread (5)			3.34%			3.15%
Net interest margin (6)			3.49%			3.30%
Tax-equivalent adjustment		(1,829)			(1,835)
Net interest income		$50,820			$34,320

(1)	Average balances are based on amortized cost.
(2)	Interest income is presented on a tax equivalent basis using 35 percent federal tax rate.
(3)	Includes loan fee income.
(4)	Loans include non-accrual loans.
(5)	Represents difference between the average yield on interest earning assets and the average cost of interest bearing liabilities and is presented on a tax equivalent basis.
(6)	Represents net interest income on a tax equivalent basis divided by average total interest-earning assets
(7)	Rates are annualized.

Noninterest Income

Noninterest income totaled $1.2 million in the third quarter of 2014, a decline of $0.3 million from $1.5 million in the comparable prior-year quarter. The decline was primarily a result of a decline of $0.5 million in service charges, commissions and fees as the Company has de-emphasized service charges, focusing instead on customer growth and retention. This strategy was particularly important during the merger conversion process as the implementation of certain fees and other charges were intentionally delayed or waived. Also contributing to the decline in noninterest income were net securities gains, which declined by $0.2 million in the third quarter of 2014 from the third quarter of 2013. Offsetting these declines were increases in bank-owned life insurance income, net gains on the sale of residential mortgage loans, and other miscellaneous income, including card-related fees.

Noninterest income totaled $5.4 million for the nine months ended September 30, 2014, an increase of $0.3 million from $5.1 million in the comparable prior-year period. The increase was primarily due to higher net securities gains, increasing by $0.8 million to $2.1 million for the first nine months of 2014 from $1.3 million in the prior-year period. Offsetting the increase in net securities gains were lower service charges and commissions, bank-owned life insurance income and gains on sales of residential mortgages.

Noninterest Expense

 Noninterest expenses totaled $25.4 million for the third quarter of 2014, an increase of $19.2 million from $6.2 million for the prior year quarter. The increase was primarily due to the Merger, including merger-related charges of $8.8 million. In addition, at the end of the third quarter of 2014, the Company repurchased $70.0 million of putable Federal Home Loan Bank advances which resulted in a loss on debt extinguishment of $4.6 million. The repurchase is expected to reduce interest expense and improve the Bank’s interest rate risk profile in future periods.

Income Taxes

Income tax expense was $0.3 million and $3.9 million for the third quarter and first nine months of 2014, respectively, compared with $2.0 million and $5.7 million, for the third quarter and first nine months of 2013, respectively. The effective tax rates were 12.5% and 26.8% for the third quarter and first nine months of 2014, respectively, compared with 27.8% and 27.5%, for the third quarter and first nine months of 2013, respectively. The decrease in effective tax rate for 2014 reflects a lower level of taxable income.

Investment Portfolio

At September 30, 2014, the principal components of the investment securities portfolio were U.S. Treasury and agency obligations, federal agency obligations, mortgage-backed securities, obligations of U.S. states and political subdivisions, corporate bonds and notes, trust preferred securities, asset backed securities and equity securities.

During the nine months ended September 30, 2014, approximately $67.0 million in investment securities were sold from the available-for-sale portfolio. The cash flow from the sale of investment securities was primarily used to either fund loan growth or purchase new securities.

For the three months ended September 30, 2014, average investment securities decreased $47.4 million to approximately $520.6 million, or 17.1% of average interest-earning assets, from $568.0 million on average, or 37.9% of average interest-earning assets, for the comparable period in 2013. For the nine months ended September 30, 2014, average investment securities decreased $43.9 million to approximately $513.2 million, or 25.42% of average interest-earning assets, from $557.1 million on average, or 38.1% of average interest-earning assets, for the comparable period in 2013.

At September 30, 2014, net unrealized gains on investment securities available-for-sale, which are carried as a component of accumulated other comprehensive income and included in stockholders’ equity, net of tax, amounted to $4.7 million as compared with net unrealized gains of $2.4 million at December 31, 2013. At September 30, 2014, the net unrealized gains and losses on investment securities held-to-maturity that were transferred from securities available-for-sale, are carried, net of tax, as a component of accumulated other comprehensive income and included in stockholders’ equity. The gross unrealized losses associated with agency securities and federal agency obligations, mortgage-backed securities, corporate bonds and tax-exempt securities are not considered to be other-than-temporary because their unrealized losses are related to changes in interest rates and do not affect the expected cash flows of the underlying collateral or issuer.

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

At September 30, 2014, total loans amounted to $2.4 billion, an increase of $1.5 billion or 152.5% as compared to December 31, 2013. For the period ended September 30, 2014, growth of $240.8 million in the commercial portfolio, $1.0 billion in the commercial real estate portfolio, $99.1 million in the construction portfolio and $92.4 million in the residential real estate portfolio were primarily attributed to the merger. Total gross loans recorded in the quarter included $200.0 million of new loans and advances, offset by payoffs and principal payments of $80.0 million.

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

At September 30, 2014, the level of the allowance was $12.1 million as compared to $10.3 million at December 31, 2013. Provisions to the allowance for the nine-month period ended September 30, 2014 totaled $2.2 million compared to $0 for the same period in 2013. The net charge-offs were $448,000 for the nine months ended September 30, 2014 compared to $43,000 in net charge-offs for the nine months ended September 30, 2013. The allowance for loan losses as a percentage of total loans amounted to 0.50% at September 30, 2014 compared to 1.08% at December 31, 2013 and 1.06% at September 30, 2013.

The level of the allowance for the respective periods of 2014 and 2013 reflects the credit quality within the loan portfolio, the loan volume recorded during the periods, the changing composition of the commercial and residential real estate loan portfolios and other related factors. In management’s view, the level of the allowance at September 30, 2014 is adequate to cover losses inherent in the loan portfolio. Management’s judgment regarding the adequacy of the allowance constitutes a “Forward-Looking Statement” under the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from management’s analysis, based principally upon the factors considered by management in establishing the allowance.

Changes in the allowance for loan losses are presented in the following table for the periods indicated.

	Nine Months Ended September 30,
	2014	2013
	(dollars in thousands)
Average loans for the period	$1,437,381	$894,712
Total loans at end of period	2,426,765	957,492

Analysis of the Allowance for Loan Losses:
Balance - beginning of year	$10,333	$10,237
Charge-offs:
Commercial	(333)	(6)
Commercial real estate		(50)
Residential mortgage loans	(108)	—
Consumer	(7)	(20)
Total charge-offs	(448)	(76)
Recoveries:
Commercial and industrial	—	21
Commercial real estate	—	8
Residential mortgage loans	24	4
Total recoveries	24	33
Net charge-offs	(424)	(43)
Provision for loan losses	2,209	—
Balance - end of period	$12,118	$10,194
Ratio of net charge-offs during the period to average loans during the period(1)	0.04%	0.00%
Allowance for loan losses as a percent of total loans	0.50%	1.06%

(1)	Annualized.

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

It is generally the Corporation’s policy to discontinue interest accruals once a loan is past due as to interest or principal payments for a period of ninety days. When a loan is placed on non-accrual status, interest accruals cease and uncollected accrued interest is reversed and charged against current income. Payments received on non-accrual loans are applied against principal. A loan may be restored to an accruing basis when it again becomes well-secured, all past due amounts have been collected and the borrower continues to make payments for the next nine months on a timely basis. Accruing loans past due 90 days or more are generally well-secured and in the process of collection.

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

	September 30, 2014	December 31, 2013
	(in thousands)
Non-accrual loans	$6,083	$3,137
Accruing loans past due 90 days or more	—	—
Total non-performing loans	6,083	3,137
Other real estate owned	1,442	220
Total non-performing assets	$7,525	$3,357
Troubled debt restructured loans - performing	$1,782	$5,746

At September 30, 2014, non-performing assets totaled $7.5 million, or 0.22% of total assets, as compared with $1.7 million, or 0.14% of total assets, at September 30, 2013 and $3.4 million, or 0.20%, at December 31, 2013.

The Corporation held $1.4 million and $0.2 million in other real estate owned at September 30, 2014 and December 31, 2013, respectively.

Troubled debt restructured loans totaled $2.9 million at September 30, 2014 and $6.6 million at December 31, 2013. A total of $1.9 million and $5.7 million of troubled debt restructured loans were performing pursuant to the terms of their respective modifications at September 30, 2014 and at December 31, 2013, respectively.

At September 30, 2014, other than the loans set forth above, the Corporation is not aware of any loans which present serious doubts as to the ability of its borrowers to comply with present loan repayment terms and which are expected to fall into one of the categories set forth in the tables or descriptions above.

 Recent Accounting Pronouncements

Note 2 of the Notes to Consolidated Financial Statements discusses the expected impact of accounting pronouncements recently issued or proposed and adopted or not yet required to be adopted.

Interest Rate Sensitivity Analysis

The principal objective of our asset and liability management function is to evaluate the interest-rate risk included in certain balance sheet accounts; determine the level of risk appropriate given our business focus, operating environment, and capital and liquidity requirements; establish prudent asset concentration guidelines; and manage the risk consistent with Board approved guidelines. We seek to reduce the vulnerability of our operations to changes in interest rates, and actions in this regard are taken under the guidance of the Bank’s Asset Liability Committee (the “ALCO”). The ALCO generally reviews our liquidity, cash flow needs, maturities of investments, deposits and borrowings, and current market conditions and interest rates.

We currently utilize net interest income simulation and economic value of equity (“EVE”) models to measure the potential impact to the Bank of future changes in interest rates. As of September 30, 2014 and December 31, 2013 the results of the models were within guidelines prescribed by our Board of Directors. If model results were to fall outside prescribed ranges, action, including additional monitoring and reporting to the Board, would be required by the ALCO and Bank’s management.

The net interest income simulation model attempts to measure the change in net interest income over the next one-year period, and over the next three-year period on a cumulative basis, assuming certain changes in the general level of interest rates.

In our model, which was run as of September 30, 2014, we estimated that, over the next one-year period, a 200 basis-point increase in the general level of interest rates will decrease our net interest income by 1.47%, while a 100 basis-point decrease in interest rates will also decrease net interest income by 2.73%.   As of December 31, 2013, we estimated that, over the next one-year period, a 200 basis-point increase in the general level of interest rates will decrease our net interest income by 1.44%, while a 100 basis-point decrease in the general level of interest rates will decrease our net interest income by 0.89%.

In our model, which was run as of September 30, 2014, we estimated that, over the next three years on a cumulative basis, a 200 basis-point increase in the general level of interest rates will increase our net interest income by 0.72%, while a 100 basis-point decrease in interest rates will decrease net interest income by 5.38%.   As of December 31, 2013, we estimated that, over the next three years on a cumulative basis, a 200 basis-point increase in the general level of interest rates will increase our net interest income by 0.81%, while a 100 basis-point decrease in interest rates will decrease net interest income by 4.93%.

An EVE analysis is also used to dynamically model the present value of asset and liability cash flows with rate shocks of up 200 basis points and down 100 basis points. The economic value of equity is likely to be different as interest rates change. Our EVE as of September 30, 2014, would decline by 16.58% with a rate shock of up 200 basis points, and increase by 13.67% with a rate shock of down 100 basis points.  Our EVE as of December 31, 2013, would decline by 16.65% with a rate shock of up 200 basis points, and increase by 14.04% with a rate shock of down 100 basis points.

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

Liquidity

Liquidity is a measure of a bank’s ability to fund loans, withdrawals or maturities of deposits, and other cash outflows in a cost-effective manner. Our principal sources of funds are deposits, scheduled amortization and prepayments of loan principal, maturities of investment securities, and funds provided by operations. While scheduled loan payments and maturing investments are relatively predictable sources of funds, deposit flow and loan prepayments are greatly influenced by general interest rates, economic conditions and competition.

At September 30, 2014, the amount of liquid assets remained at a level management deemed adequate to ensure that, on a short and long-term basis, contractual liabilities, depositors’ withdrawal requirements, and other operational and customer credit needs could be satisfied. As of September 30, 2014, liquid assets (cash and due from banks, interest-bearing deposits with banks and unencumbered investment securities) were $417.8 million, which represented 12.4% of total assets and 14.4% of total deposits and borrowings, compared to $515.8 million at December 31, 2013, which represented 30.8% of total assets 34.5% of total deposits and borrowings on such date.

The Bank is a member of the Federal Home Loan Bank of New York and, based on available qualified collateral as of September 30, 2014, had the ability to borrow $745.1million. In addition, at September 30, 2014, the Bank had in place borrowing capacity of $43.0 million through correspondent banks. The Bank also has a credit facility established with the Federal Reserve Bank of New York for direct discount window borrowings with approximate capacity based on pledged collateral of $116 million. At September 30, 2014, the Bank had aggregate available and unused credit of $515.3 million, which represents the aforementioned facilities totaling $909.1 million net of the $388.6 million in outstanding borrowings. At September 30, 2014, outstanding commitments for the Bank to extend credit were $497.5 million.

Cash and cash equivalents totaled $138.0 million on September 30, 2014, increasing by $55.3 million or 66.9%, from $82.7 million at December 31, 2013.  Operating activities provided $10.4 million in net cash.  Investing activities used $38.9 million in net cash, primarily reflecting an increase in loans, which was partially offset by cash flow of from the securities portfolio.  Financing activities provided $83.8 million in net cash, primarily reflecting a net increase of $75.8 million in deposits.

Deposits

Total deposits increased by $1.2 billion to $2.5 billion at September 30, 2014 from $1.3 billion at December 31, 2013. Total non interest-bearing deposits increased from $227.4 million at December 31, 2013 to $471.2 million at September 30, 2014, an increase of $243.8 million or 107.2%. Money market deposits increased by $258.1 million from $470.7 at December 31, 2013 to $728.8 million at June 30, 2014. Time deposits increased by $508.7 million to $673.0 million at September 30, 2014, up from $164.2 million at December 31, 2013. The increases during the quarter are mostly due to the merger. Strong organic deposit growth as well as the use of the brokered and listing service markets also contributed to the increase.

	September 30, 2014		December 31, 2013		Dollar Change
	Amount	percent	Amount	percent	2014 vs. 2013
	(dollars in thousands)
Non interest-bearing demand	$471,151	19.0%	$227,370	16.9%	$243,781

Interest-bearing demand	364,607	14.8	318,475	23.8	46,132

Savings Deposits	231,648	9.4	161,232	12.0	70,416

Money market deposits	728,803	29.5	470,714	35.2	258,089

Time Deposits	672,959	27.3	164,214	12.1	508,745

Total deposits	$2,469,168	100.0%	$1,342,005	100.0%	$1,127,163

Subordinated Debentures

On December 19, 2003, Center Bancorp Statutory Trust II, a statutory business trust and wholly-owned subsidiary of the Parent Corporation issued $5.0 million of MMCapS capital securities to investors due on January 23, 2034. The trust loaned the proceeds of this offering to the Corporation and received in exchange $5.2 million of the Parent Corporation’s subordinated debentures. The subordinated debentures are redeemable in whole or part. The floating interest rate on the subordinated debentures is three-month LIBOR plus 2.85% and reprices quarterly. The rate at September 30, 2014 was 3.09%.

Stockholders’ Equity

Total stockholders’ equity amounted to $441.8 million, or 13.2% of total assets, at September 30, 2014, compared to $168.6 million or 10.1% of total assets at December 31, 2013. Book value per common share was $14.52 at September 30, 2014, compared to $9.61 at December 31, 2013. Tangible book value (i.e., total stockholders’ equity less preferred stock, goodwill and other intangible assets) per common share was $9.43 at September 30, 2014, compared to $8.58 at December 31, 2013.

Tangible book value per share is a non-GAAP financial measure and represents tangible stockholders’ equity (or tangible book value) calculated on a per common share basis. The Corporation believes that a disclosure of tangible book value per share may be helpful for those investors who seek to evaluate the Corporation’s book value per share without giving effect to goodwill and other intangible assets. The following table presents a reconciliation of total book value per share to tangible book value per share as of September 30, 2014 and December 31, 2013.

	September 30,	December 31,
	2014	2013
	(in thousands, except for share data)
Stockholders’ equity	$441,839	$168,584
Less: Preferred stock	11,250	11,250
Less: Goodwill and other intangible assets	150,978	16,828
Tangible common stockholders’ equity	$279,611	$140,506

Book value per common share	$14.52	$9.61
Less: Goodwill and other intangible assets	5.09	1.03
Tangible book value per common share	$9.43	$8.58

On September 15, 2011, the Corporation issued $11.25 million in nonvoting senior preferred stock to the Treasury under the SBLF Program. Under the Securities Purchase Agreement, the Corporation issued to the Treasury a total of 11,250 shares of the Corporation’s Senior non-cumulative perpetual preferred stock, Series B, having a liquidation value of $1,000 per share. Simultaneously, using the proceeds from the issuance of the SBLF Preferred Stock, the Corporation redeemed from the Treasury, all 10,000 outstanding shares of its fixed rate cumulative perpetual preferred stock, Series A, liquidation amount $1,000 per share, for a redemption price of $10,041,667, including accrued but unpaid dividends up to the date of redemption. The investment in the SBLF program provided the Corporation with approximately $1.25 million in additional Tier 1 capital. The capital that the Corporation received under the program enabled it to continue to serve small business clients through the commercial lending program. On December 7, 2011, the Corporation repurchased the warrants issued on January 12, 2009 to the Treasury as part of its participation in the Treasury’s TARP Capital Purchase Program. In the repurchase, the Corporation paid the Treasury $245,000 for the warrants.

During the three and nine months ended September 30, 2014, the Corporation had no purchases of common stock associated with its stock buyback programs. At September 30, 2014, there were 652,868 shares available for repurchase under the Corporation’s stock buyback programs.

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

The following is a summary of regulatory capital amounts and ratios as of September 30, 2014 for the Corporation and the Bank, compared with minimum capital adequacy requirements and the regulatory requirements for classification as a well-capitalized depository institution.

	ConnectOne Bancorp, Inc.		For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Provisions
At September 30, 2014	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)

Tier 1 leverage capital	$295,345	9.23%	$127,985	4.00%	N/A	N/A
Tier 1 risk-based capital	295,345	10.63%	111,182	4.00%	N/A	N/A
Total risk-based capital	307,673	11.07%	222,364	8.00%	N/A	N/A

	ConnectOne Bank		For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Provisions
At September 30, 2014	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)

Tier 1 leverage capital	$293,194	9.16%	$127,985	4.00%	$159,981	5.00%
Tier 1 risk-based capital	293,194	10.59%	110,709	4.00%	166,063	6.00%
Total risk-based capital	305,522	11.04%	221,418	8.00%	276,772	10.00%

N/A - not applicable

As of September 30, 2014, management believes that each of the Bank and the Corporation meet all capital adequacy requirements to which they are subject.

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

In December 2010 and January 2011, the Basel Committee published the final texts of reforms on capital and liquidity generally referred to as “Basel III.” Although Basel III is intended to be implemented by participating countries for large, internationally active banks, its provisions have also been considered by United States banking regulators in developing new regulations applicable to other banks in the United States, including the Bank.

On July 9, 2013, the Office of the Comptroller of the Currency approved a final rule revising regulatory capital rules applicable to national banks, implementing Basel III. This rule redefines Tier 1 capital as two components (Common Equity Tier 1 and Additional Tier 1), creates a new capital ratio (Common Equity Tier 1 Risk-based Capital Ratio) and implements a capital conservation buffer. It also revises the prompt corrective action thresholds and makes changes to risk weighs for certain assets and off-balance-sheet exposures. Banks are required to transition into the new rule beginning on January 1, 2015, although, based on the Corporation’s capital levels and balance sheet composition at September 30, 2014, the Corporation does not believe implementation of the new rule will have a material impact on the Corporation’s capital needs; however, due to the complexity of the rules, the Corporation will continue to evaluate the impact of these changes to our regulatory capital. This statement regarding the impact of the new regulations constitutes a forward-looking statement under the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from this statement as a result of various factors, including modifications to the new regulations that may be adopted prior to the effective dates of the new regulations.

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

Item 3. Qualitative and Quantitative Disclosures about Market Risks

Market Risk

Interest rate risk management is our primary market risk.  See "Item 2- Management's Discussion and Analysis of Financial Condition and Results of Operation- Interest Rate Sensitivity Analysis" herein for a discussion of our management of our interest rate risk.

Equity Price Risk

The Corporation is exposed to equity price risk inherent in its portfolio of publicly traded equity securities, which had an estimated fair value of approximately $289,000 and $287,000 at September 30, 2014 and December 31, 2013, respectively. We monitor equity investment holdings for impairment on a quarterly basis. In the event that the carrying value of the equity investment exceeds its fair value, and the decline in value is determined to be to be other than temporary, the carrying value is reduced to its current fair value by recording a charge to current operations. For the three months ended September 30, 2014 and 2013, the Corporation recorded no other-than-temporary impairment charges on its equity security holdings.

Item 4. Controls and Procedures

a) Disclosure controls and procedures. As of the end of the Corporation’s most recently completed fiscal quarter covered by this report, the Corporation carried out an evaluation, with the participation of the Corporation’s management, including the Corporation’s chief executive officer and chief financial officer, of the effectiveness of the Corporation’s disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-15. Based upon that evaluation, the Corporation’s chief executive officer and chief financial officer concluded that, due exclusively to the event described in Note 13. Subsequent Events, and as further described below, the Corporation’s disclosure controls and procedures are not effective in ensuring that information required to be disclosed by the Corporation in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and are operating in an effective manner and that such information is accumulated and communicated to management, including the Corporation’s chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Due to the fraud, in conjunction with our normal evaluation, we commenced a review of our internal control over funds transfer to determine how the fraud occurred and determined that the internal control we have identified as critical to the process were present, but not functioning with sufficient precision that are required as part of the Corporation’s policies and procedures over the safeguarding of assets, which resulted in a loss to the Corporation. As a result of this determination of a material weakness, we will be undertaking an evaluation of internal controls to ensure that the controls function as management has designed them to function, or whether enhancements to current controls are necessary to be able to conclude that internal controls over financial reporting are effective going forward. In addition, we have performed procedures to determine that there was no impact on financial results previously presented.

b) Changes in internal controls over financial reporting. There have been no changes in the Corporation’s internal controls over financial reporting that occurred during the Corporation’s last fiscal quarter to which this report relates that have materially affected, or are reasonable likely to materially affect, the Corporation’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Corporation is not subject to any legal proceedings, which could have a materially adverse impact on its results of operations and financial condition.

Item 1a. Risk Factors

In addition to the risks described under Item 1A –Risk Factors of our Annual Report on Form 10-K, investors in our securities should consider the following additional information:

Our internal control systems could fail to detect certain events.

We are subject to certain operational risks, including but not limited to data processing system failures and errors and third-party, customer or employee fraud. We maintain a system of internal controls to mitigate such occurrences and maintain insurance coverage for such risks. However, should such an event occur that is not prevented or detected by our internal controls, or is uninsured or in excess of applicable insurance limits, it could have a significant adverse effect on our business, results of operations, financial condition or prospects.

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

CONNECTONE BANCORP, INC.

(Registrant)

By:	/s/ Frank Sorrentino III	By:	/s/ William S. Burns
	Frank Sorrentino III		William S. Burns
	Chairman and Chief Executive Officer		Executive Vice President, and Chief Financial Officer

	Date: November 10, 2014		Date: November 10, 2014

