Form 10-K
period 2014-12-31
ConnectOne Bancorp, Inc.
filed 2015-03-13
CIK 712771

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014 OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
FOR THE TRANSITION PERIOD FROM TO COMMISSION FILE NUMBER: 000-11486

ConnectOne Bancorp, Inc.
(Exact name of registrant as specified in its charter)

New Jersey (State or other jurisdiction of incorporation or organization)	52-1273725 (IRS Employer Identification Number)
301 Sylvan Avenue Englewood Cliffs, New Jersey (Address of principal executive offices)	07632 (Zip Code)

201-816-8900
(Registrant’s telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE EXCHANGE ACT:

Title of each class	Name of each exchange on which registered
Common Stock, no par value	Nasdaq

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE EXCHANGE ACT:
None

Indicate by checkmark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☒

Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Regulation S-T (232,405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant has required to submit and post such files.)  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to the Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a nonaccelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Securities Exchange Act of 1934.
Large accelerated filer  ☐  Accelerated filer   ☒  Non-accelerated  ☐  Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)
Yes ☐ or No ☒

The aggregate market value of the voting and nonvoting common equity held by nonaffiliates computed by reference to the price at which the common equity was last sold or the average bid and ask price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter—$302.8 million

Shares Outstanding on March 3, 2015
Common Stock, no par value: 29,864,602 shares

DOCUMENTS INCORPORATED BY REFERENCE
Definitive proxy statement in connection with the 2015 Annual Stockholders Meeting to be filed with the Commission pursuant to Regulation 14A will be incorporated by reference in Part III

CONNECTONE BANCORP, INC.

Information included in or incorporated by reference in this Annual Report on Form 10-K, other filings with the Securities and Exchange Commission, the Corporation’s press releases or other public statements, contain or may contain forward looking statements. Please refer to a discussion of the Corporation’s forward looking statements and associated risks in “Item 1—Business—Historical Development of Business” and “Item 1A—Risk Factors” in this Annual Report on Form 10-K.

CONNECTONE BANCORP, INC.
FORM 10-K

PART I

Item 1. Business

Historical Development of Business

This report, in Item 1, Item 7 and elsewhere, includes forward-looking statements within the meaning of Sections 27A of the Securities Act of 1933, as amended, and 21E of the Securities Exchange Act of 1934, as amended, that involve inherent risks and uncertainties. These forward-looking statements concern the financial condition, results of operations, plans, objectives, future performance and business of ConnectOne Bancorp, Inc. and its subsidiaries, including statements preceded by, followed by or that include words or phrases such as “believes,” “expects,” “anticipates,” “plans,” “trend,” “objective,” “continue,” “remain,” “pattern” or similar expressions or future or conditional verbs such as “will,” “would,” “should,” “could,” “might,” “can,” “may” or similar expressions. There are a number of important factors that could cause future results to differ materially from historical performance and these forward-looking statements. Factors that might cause such a difference include, but are not limited to: (1) competitive pressures among depository institutions may increase significantly; (2) changes in the interest rate environment may reduce interest margins; (3) prepayment speeds, loan origination and sale volumes, charge-offs and loan loss provisions may vary substantially from period to period; (4) general economic conditions may be less favorable than expected; (5) political developments, wars or other hostilities may disrupt or increase volatility in securities markets or other economic conditions; (6) legislative or regulatory changes or actions may adversely affect the businesses in which ConnectOne Bancorp, Inc. is engaged; (7) changes and trends in the securities markets may adversely impact ConnectOne Bancorp, Inc.; (8) a delayed or incomplete resolution of regulatory issues could adversely impact our planning; (9) difficulties in integrating any businesses that we may acquire, which may increase our expenses and delay the achievement of any benefits that we may expect from such acquisitions; (10) the impact of reputation risk created by the developments discussed above on such matters as business generation and retention, funding and liquidity could be significant; and (11) the outcome of any future regulatory and legal investigations and proceedings may not be anticipated. Further information on other factors that could affect the financial results of ConnectOne Bancorp, Inc. are included in Item 1A of this Annual Report on Form 10-K and in ConnectOne Bancorp’s other filings with the Securities and Exchange Commission. These documents are available free of charge at the Commission’s website at http://www.sec.gov and/or from ConnectOne Bancorp, Inc. ConnectOne Bancorp, Inc. assumes no obligation to update forward-looking statements at any time.

ConnectOne Bancorp, Inc., (the “Company” and with ConnectOne Bank, “we” or “us”) a one-bank holding company, was incorporated in the state of New Jersey on November 12, 1982 as Center Bancorp, Inc. and commenced operations on May 1, 1983 upon the acquisition of all outstanding shares of capital stock of Union Center National Bank, its then principal subsidiary.

On January 20, 2014, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with ConnectOne Bancorp, Inc., a New Jersey corporation (“Legacy ConnectOne”). Effective July 1, 2014, the Company completed the merger contemplated by the Merger Agreement (the “Merger”) with Legacy ConnectOne merging with and into the Company, with the Company as the surviving corporation. Also at closing, the Company changed its name to “ConnectOne Bancorp, Inc.” and changed its NASDAQ trading symbol to “CNOB”. Immediately following the consummation of the Merger, Union Center Bank merged with and into ConnectOne Bank, a New Jersey-chartered commercial bank (“ConnectOne Bank” or the “Bank”) and a wholly-owned subsidiary of Legacy ConnectOne, with ConnectOne Bank continuing as the surviving bank. Subject to the terms and conditions of the Merger Agreement, each share of common stock, no par value per share, of Legacy ConnectOne was converted into 2.6 shares of the Company’s common stock.

The Company’s primary activity, at this time, is to act as a holding company for the Bank and its other subsidiaries. As used herein, the term “Parent Corporation” shall refer to the Company on an unconsolidated basis.

The Company owns 100% of the voting shares of Center Bancorp, Inc. Statutory Trust II, through which it issued trust preferred securities. The trust exists for the exclusive purpose of (i) issuing trust securities representing undivided beneficial interests in the assets of the trust; (ii) investing the gross proceeds of the trust securities in $5.2 million of junior subordinated deferrable interest debentures (subordinated debentures) of the Company; and (iii) engaging in only those activities necessary or incidental thereto. These subordinated debentures and the related income effects are not eliminated in the consolidated financial statements as the statutory business trust is not consolidated in accordance with Financial Accounting Standards Board (“FASB”) FASB ASC 810-10 “Consolidation of Variable Interest Entities.” Distributions on the subordinated debentures owned by the subsidiary trust have been classified as interest expense in the Consolidated Statements of Income. See Note 11 of the Consolidated Financial Statements.

Except as described above, the Company’s wholly-owned subsidiaries are all included in the Company’s consolidated financial statements. These subsidiaries include an advertising subsidiary; an insurance subsidiary offering annuity products, property and casualty, life and health insurance, and various investment subsidiaries which hold, maintain and manage investment assets for the Company. The Company’s subsidiaries also include two real estate investment trust subsidiaries (the “REIT” subsidiaries) which hold a portion of the Company’s real estate loan portfolio. All subsidiaries mentioned above are directly or indirectly wholly owned by the Company, except that the Company owns less than 100% of the preferred stock of the REIT subsidiaries. A REIT must have 100 or more shareholders to qualify as a REIT. The REIT subsidiaries have issued less than 20% of its outstanding non-voting preferred stock to individuals, primarily Bank personnel and directors.

On August 1, 2012, the Bank assumed all of the deposits and certain other liabilities and acquired certain assets of Saddle River Valley Bank, a New Jersey State-chartered bank, pursuant to the terms of a Purchase and Assumption Agreement, dated as of February 1, 2012, among the Bank, Saddle River Valley Bank and Saddle River Valley Bancorp.

SEC Reports and Corporate Governance

The Company makes its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K and amendments thereto available on its website at www.connectonebank.com without charge as soon as reasonably practicable after filing or furnishing them to the SEC. Also available on the website are the Company’s corporate code of ethics that applies to all of the Company’s employees, including principal officers and directors, and charters for the Audit Committee, Compensation Committee and Nominating Committee.

Additionally, the Company will provide without charge, a copy of its Annual Report on Form 10-K to any shareholder by mail. Requests should be sent to ConnectOne Bancorp, Inc., Attention: Shareholder Relations, 301 Sylvan Avenue, Englewood Cliffs, New Jersey 07632.

Narrative Description of the Business

We offer a broad range of deposit and loan products and services to the general public and, in particular, to small and mid-sized businesses, local professionals and individuals residing, working and shopping in our trade area.

Prior to the Merger, we had concentrated on organic growth, through opening new branches and offering new technology and product delivery channels to acquire new customers. We expect to take an opportunistic approach to acquisitions, considering opportunities to purchase whole institutions, branches or lines of business that complement our existing strategy in the future, we expect the bulk of our future growth to be organic. Our goal is to open new offices in the counties contained in our broader trade area discussed below. However, we do not believe that we need to establish a physical location in each market that we serve. We believe that advances in technology have created new delivery channels which allow us to service customers and maintain business relationships without a physical presence, and that these customers can also be serviced through a regional office. We believe the key to customer acquisition and retention is establishing quality teams of lenders and business relationship officers who will frequently go to the customer, rather than having the customer come into the branch.

We emphasize superior customer service and relationship banking. The Bank offers high-quality service by minimizing personnel turnover and by providing more direct, personal attention than we believe is offered by competing financial institutions, the majority of which are branch offices of banks headquartered outside our primary trade area. By emphasizing the need for a professional, responsive and knowledgeable staff, we offer a superior level of service to our customers. As a result of senior management’s availability for consultation on a daily basis, we believe we offer customers a quicker response on loan applications and other banking transactions than competitors, whose decisions may be made in distant headquarters. We believe that this response time results in a pricing advantage to us, in that we frequently may exceed competitors’ loan pricing and still win customers. We also provide state-of-the-art banking technology, including remote deposit capture, internet banking and mobile banking, to provide our customers with the most choices and maximum flexibility. We believe that this combination of quick, responsive and personal service and advanced technology provides the Bank’s customers with a superior banking experience.

The Bank, through its subsidiary, Center Financial Group LLC, provides financial services, including brokerage services, insurance and annuities, mutual funds and financial planning.

Our Market Area

Our banking offices are located in Bergen, Union, Morris, Essex, Hudson, Mercer and Monmouth Counties in New Jersey, which include some of the most affluent markets in the United States. In addition, we are in the process of obtaining regulatory approvals to open a branch office in the borough of Manhattan in New York City. The New York City branch is expected to open for business during the second quarter of 2015. We also attract business and customers from a broader region, including northern New Jersey, the five boroughs of New York City, and Westchester and Nassau counties in New York State.

Products and Services

We derive substantially all of our income from our net interest income (i.e., the difference between the interest we receive on our loans and securities and the interest we pay on deposits and other borrowings). We offer a broad range of deposit and loan products. In addition, to attract the business of consumer and business customers, we also provide a broad array of other banking services. Products and services provided include personal and business checking accounts, retirement accounts, money market accounts, time and savings accounts, credit cards, wire transfers, access to automated teller services, internet banking, Treasury Direct, ACH origination, lockbox services and mobile banking by phone. In addition, we offer safe deposit boxes. The Bank also offers remote deposit capture banking for both retail and business customers, providing the ability to electronically scan and transmit checks for deposit, reducing time and cost.

Checking account products consist of both retail and business demand deposit products. Retail products include Totally Free checking and, for businesses, both interest-bearing accounts, which require a minimum balance, and non-interest bearing accounts. NOW accounts consist of both retail and business interest-bearing transaction accounts that have minimum balance requirements. Money market accounts consist of products that provide a market rate of interest to depositors but have limited check writing capabilities. Our savings accounts consist of both passbook and statement type accounts. Time deposits consist of certificates of deposit, including those held in IRA accounts, generally with initial maturities ranging from 7 days to 60 months and brokered certificates of deposit, which we use for asset liability management purposes and to supplement other sources of funding. CDARS/ICS Reciprocal deposits are offered based the Bank’s participation in Promontory Interfinancial Network, LLC. Customers who are FDIC insurance sensitive are able to place large dollar deposits with the Company and the Company uses CDARS to place those funds into certificates of deposit issued by other banks in the Network. This occurs in increments of less than the FDIC insurance limits so that both the principal and interest are eligible for complete FDIC insurance coverage. The FDIC currently considers these funds as brokered deposits.

Deposits serve as the primary source of funding for our interest-earning assets, but also generate non-interest revenue through insufficient funds fees, stop payment fees, safe deposit rental fees, card income, including foreign ATM fees and credit and debit card interchange, gift card fees, and other miscellaneous fees. In addition, the Bank generates additional non-interest revenue associated with residential loan origination and sale, loan servicing, late fees and merchant services.

We offer personal and commercial business loans on a secured and unsecured basis, revolving lines of credit, commercial mortgage loans, and residential mortgages on both primary and secondary residences, home equity loans, bridge loans and other personal purpose loans. However, we are not and have not historically been a participant in the sub-prime lending market.

Commercial loans are loans made for business purposes and are primarily secured by collateral such as cash balances with the Bank, marketable securities held by or under the control of the Bank, business assets including accounts receivable, taxi medallions, inventory and equipment, and liens on commercial and residential real estate. Commercial construction loans are loans to finance the construction of commercial or residential properties secured by first liens on such properties. Commercial real estate loans include loans secured by first liens on completed commercial properties, including multi- family properties, to purchase or refinance such properties. Residential mortgages include loans secured by first liens on residential real estate, and are generally made to existing customers of the Bank to purchase or refinance primary and secondary residences. Home equity loans and lines of credit include loans secured by first or second liens on residential real estate for primary or secondary residences. Consumer loans are made to individuals who qualify for auto loans, cash reserve, credit cards and installment loans.

The Board of Directors has approved a loan policy granting designated lending authorities to specific officers of the Bank. Those officers are comprised of the Chief Executive Officer, Chief Lending Officer, Chief Credit Officer, Team Leader and the Consumer Loan Officer. All loan approvals require the signatures of a minimum of two officers. The Senior Lending Group (Chief Executive Officer, Chief Lending Officer and Chief Credit Officer) can approve loans up to $25 million in aggregate loan exposure not exceed 65% of the Legal Lending Limit of the Bank (currently $46.4 million as of December 31, 2014 for most loans), provided that (i) the credit does not involve an exception to policy greater than $7.5 million or $20 million in the aggregate, (ii) the credit does not exceed certain dollar amount thresholds set forth in our policy, which varies by loan type, and (iii) the credit is not extended to an insider of the Bank. The Board Loan Committee (which includes the Chief Executive Officer and four other Board members) approves credits that are both exceptions to policy and are above prescribed amounts related to loan type and collateral. Loans to insiders must be approved by the entire Board.

The Bank’s lending policies generally provide for lending inside of our primary trade area. However, the Bank will make loans to persons outside of our primary trade area when we deem it prudent to do so. In an effort to promote a high degree of asset quality, the Bank focuses primarily upon offering secured loans. However, the Bank does make short-term unsecured loans to borrowers with high net worth and income profiles. The Bank generally requires loan customers to maintain deposit accounts with the Bank. In addition, the Bank generally provides for a minimum required rate of interest in its variable rate loans. We believe that having senior management on-site allows for an enhanced local presence and rapid decision-making that attracts borrowers. The Bank’s legal lending limit to any one borrower is 15% of the Banks’s capital base (defined as tangible equity plus the allowance for loan losses) for most loans ($46.4 million) and 25% of the capital base for loans secured by readily marketable collateral ($77.4 million). At December 31, 2014, the Bank’s largest committed relationship (to several affiliated borrowers) totaled $37.0 million. The Bank’s largest single loan outstanding at December 31, 2014 was $19.9 million.

Our business model includes using industry best practices for community banks, including personalized service, state-of-the-art technology and extended hours. We believe that this will generate deposit accounts with somewhat larger average balances than are found at many other financial institutions. We also use pricing techniques in our efforts to attract banking relationships having larger than average balances.

Competition

The banking business is highly competitive. We face substantial immediate competition and potential future competition both in attracting deposits and in originating loans. We compete with numerous commercial banks, savings banks and savings and loan associations, many of which have assets, capital and lending limits larger than those that we have. Other competitors include money market mutual funds, mortgage bankers, insurance companies, stock brokerage firms, regulated small loan companies, credit unions and issuers of commercial paper and other securities.

Our larger competitors have greater financial resources to finance wide-ranging advertising campaigns.

Additionally, we endeavor to compete for business by providing high quality, personal service to customers, customer access to our decision-makers and competitive interest rates and fees. We seek to hire and retain quality employees who desire greater responsibility than may be available working for a larger employer. Additionally, the local real estate and other business activities of our Directors help us develop business relationships by increasing our profile in our communities.

SUPERVISION AND REGULATION

The banking industry is highly regulated. Statutory and regulatory controls increase a bank holding company’s cost of doing business and limit the options of its management to deploy assets and maximize income. The following discussion is not intended to be a complete list of all the activities regulated by the banking laws or of the impact of such laws and regulations on the Company or the Bank. It is intended only to briefly summarize some material provisions.

Bank Holding Company Regulation

The Company is a bank holding company within the meaning of the Bank Holding Company Act of 1956 (the “Holding Company Act”). As a bank holding company, the Company is supervised by the Board of Governors of the Federal Reserve System (“FRB”) and is required to file reports with the FRB and provide such additional information as the FRB may require. The Company and its subsidiaries are subject to examination by the FRB.

The Holding Company Act prohibits the Company, with certain exceptions, from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank and from engaging in any business other than that of banking, managing and controlling banks or furnishing services to subsidiary banks, except that it may, upon application, engage in, and may own shares of companies engaged in, certain businesses found by the FRB to be so closely related to banking “as to be a proper incident thereto.” The Holding Company Act requires prior approval by the FRB of the acquisition by the Company of more than 5% of the voting stock of any other bank. Satisfactory capital ratios and Community Reinvestment Act ratings and anti-money laundering policies are generally prerequisites to obtaining federal regulatory approval to make acquisitions. The policy of the FRB provides that a bank holding company is expected to act as a source of financial strength to its subsidiary bank and to commit resources to support the subsidiary bank in circumstances in which it might not do so absent that policy.

As a New Jersey-charted commercial bank and an FDIC-insured institution, acquisitions by the Bank require approval of the New Jersey Department of Banking and Insurance (the “Banking Department”) and the FDIC, an agency of the federal government. The Holding Company Act does not place territorial restrictions on the activities of non-bank subsidiaries of bank holding companies. The Gramm-Leach-Bliley Act, discussed below, allows the Company to expand into insurance, securities, merchant banking activities, and other activities that are financial in nature, in certain circumstances.

Regulation of Bank Subsidiary

The operations of the Bank are subject to requirements and restrictions under federal law, including requirements to maintain reserves against deposits, restrictions on the types and amounts of loans that may be granted, and limitations on the types of investments that may be made and the types of services which may be offered. Various consumer laws and regulations also affect the operations of the Bank. There are various legal limitations, including Sections 23A and 23B of the Federal Reserve Act, which govern the extent to which a bank subsidiary may finance or otherwise supply funds to its holding company or its holding company’s non-bank subsidiaries and affiliates. Under federal law, a bank subsidiary may only make loans or extensions of credit to, or investment in the securities of, its parent or the non-bank subsidiaries of its parent (other than direct subsidiaries of such bank which are not financial subsidiaries) or to any affiliate, or take their securities as collateral for loans to any borrower, upon satisfaction of various regulatory criteria, including specific collateral loan to value requirements.

The Dodd-Frank Act

The Dodd-Frank Act, adopted in 2010, will continue to have a broad impact on the financial services industry, as a result of the significant regulatory and compliance changes made by the Dodd-Frank Act, including, among other things, (i) enhanced resolution authority over troubled and failing banks and their holding companies; (ii) increased capital and liquidity requirements; (iii) increased regulatory examination fees; (iv) changes to assessments to be paid to the FDIC for federal deposit insurance; and (v) numerous other provisions designed to improve supervision and oversight of, and strengthening safety and soundness for, the financial services sector. Additionally, the Dodd-Frank Act establishes a new framework for systemic risk oversight within the financial system to be distributed among new and existing federal regulatory agencies, including the Financial Stability Oversight Council, the FRB, the Office of the Comptroller of the Currency and the FDIC. A summary of certain provisions of the Dodd-Frank Act is set forth below:

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

•

The Consumer Financial Protection Bureau (“Bureau”). The Dodd-Frank Act created the Bureau within the FRB. The Bureau is tasked with establishing and implementing rules and regulations under certain federal consumer protection laws with respect to the conduct of providers of certain consumer financial products and services. The Bureau has rulemaking authority over many of the statutes governing products and services offered to bank consumers. In addition, the Dodd-Frank Act permits states to adopt consumer protection laws and regulations that are more stringent than those regulations promulgated by the Bureau and state attorneys general are permitted to enforce consumer protection rules adopted by the Bureau against state-chartered institutions. The Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets. Institutions with $10 billion or less in assets, such as the Bank, will continue to be examined for compliance with the consumer laws by their primary bank regulators.

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

•

Shareholder Votes. The Dodd-Frank Act requires publicly traded companies like the Company to give shareholders a non-binding vote on executive compensation and so-called “golden parachute” payments in certain circumstances. The Dodd-Frank Act also authorizes the SEC to promulgate rules that would allow shareholders to nominate their own candidates using a company’s proxy materials. The SEC has not yet adopted such rules.

Although a significant number of the rules and regulations mandated by the Dodd-Frank Act have been finalized, many of the new requirements called for have yet to be implemented and will likely be subject to implementing regulations over the course of several years. Given the uncertainty associated with the manner in which the provisions of the Dodd-Frank Act will be implemented by the various regulatory agencies, the full extent of the impact such requirements will have on financial institutions’ operations is unclear. The changes resulting from the Dodd-Frank Act may impact the profitability of our business activities, require changes to certain of our business practices, impose upon us more stringent capital, liquidity and leverage ratio requirements (which, in turn, could require the Company and the Bank to seek additional capital) or otherwise adversely affect our business. These changes may also require us to invest significant management attention and resources to evaluate and make necessary changes in order to comply with new statutory and regulatory requirements.

Regulation W

Regulation W codifies prior regulations under Sections 23A and 23B of the Federal Reserve Act and interpretative guidance with respect to affiliate transactions. Affiliates of a bank include, among other entities, the bank’s holding company and companies that are under common control with the bank. The Company is considered to be an affiliate of the Bank. In general, subject to certain specified exemptions, a bank or its subsidiaries are limited in their ability to engage in “covered transactions” with affiliates:

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

•

with some exceptions, each loan or extension of credit by a bank to an affiliate must be secured by certain types of collateral with a market value ranging from 100% to 130%, depending on the type of collateral, of the amount of the loan or extension of credit

Regulation W generally excludes all non-bank and non-savings association subsidiaries of banks from treatment as affiliates, except to the extent that the FRB decides to treat these subsidiaries as affiliates.

Capital Adequacy Guidelines

The FRB has adopted risk-based capital guidelines. These guidelines establish minimum levels of capital and require capital adequacy to be measured in part upon the degree of risk associated with certain assets. Under these guidelines all banks and bank holding companies must have a core or Tier 1 capital to risk-weighted assets ratio of at least 4% and a total capital to risk-weighted assets ratio of at least 8%. At December 31, 2014, the Company’s Tier 1 capital to risk-weighted assets ratio and total capital to risk-weighted assets ratio were 10.44% and 10.94%, respectively.

In addition, the FRB and the FDIC have approved leverage ratio guidelines (Tier 1 capital to average quarterly assets, less goodwill) for bank holding companies such as the Company. These guidelines provide for a minimum leverage ratio of 3% for bank holding companies that meet certain specified criteria, including that they have the highest regulatory rating. All other holding companies are required to maintain a leverage ratio of 3% plus an additional cushion of at least 100 to 200 basis points. The Company’s leverage ratio was 9.37% at December 31, 2014.

Under FDICIA, federal banking agencies have established certain additional minimum levels of capital. See “FDICIA”. See also “New Capital Rules” for a description of capital requirements adopted by federal regulators in July 2013.

FDICIA

Pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), each federal banking agency has promulgated regulations, specifying the levels at which an insured depository institution such as the Bank would be considered “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” or “critically undercapitalized,” and to take certain mandatory and discretionary supervisory actions based on the capital level of the institution. To qualify to engage in financial activities under the Gramm-Leach-Bliley Act, all depository institutions must be “well capitalized.”

The FDIC’s regulations implementing these provisions of FDICIA provide that an institution will be classified as “well capitalized” if it (i) has a total risk-based capital ratio of at least 10.0 percent, (ii) has a Tier 1 risk-based capital ratio of at least 6.0 percent, (iii) has a Tier 1 leverage ratio of at least 5.0 percent, and (iv) meets certain other requirements. An institution will be classified as “adequately capitalized” if it (i) has a total risk-based capital ratio of at least 8.0 percent, (ii) has a Tier 1 risk-based capital ratio of at least 4.0 percent, (iii) has a Tier 1 leverage ratio of (a) at least 4.0 percent or (b) at least 3.0 percent if the institution was rated 1 in its most recent examination, and (iv) does not meet the definition of “well capitalized.” An institution will be classified as “undercapitalized” if it (i) has a total risk-based capital ratio of less than 8.0 percent, (ii) has a Tier 1 risk-based capital ratio of less than 4.0 percent, or (iii) has a Tier 1 leverage ratio of (a) less than 4.0 percent or (b) less than 3.0 percent if the institution was rated 1 in its most recent examination. An institution will be classified as “significantly undercapitalized” if it (i) has a total risk-based capital ratio of less than 6.0 percent, (ii) has a Tier 1 risk-based capital ratio of less than 3.0 percent, or (iii) has a Tier 1 leverage ratio of less than 3.0 percent. An institution will be classified as “critically undercapitalized” if it has a tangible equity to total assets ratio that is equal to or less than 2.0 percent. An insured depository institution may be deemed to be in a lower capitalization category if it receives an unsatisfactory examination rating. The requirements for certain of these categories have recently been revised. See “New Capital Rules.”

In addition, significant provisions of FDICIA required federal banking regulators to impose standards in a number of other important areas to assure bank safety and soundness, including internal controls, information systems and internal audit systems, credit underwriting, asset growth, compensation, loan documentation and interest rate exposure.

New Capital Rules

In December 2010 and January 2011, the Basel Committee on Banking Supervision (the “Basel Committee”) published the final texts of reforms on capital and liquidity generally referred to as “Basel III.” In July 2013, the FRB, the FDIC and the Comptroller of the Currency adopted final rules (the “New Rules”), which implement certain provisions of Basel III and the Dodd-Frank Act. The New Rules replace the general risk-based capital rules of the various banking agencies with a single, integrated regulatory capital framework. The New Rules require higher capital cushions and more stringent criteria for what qualifies as regulatory capital.

For banks and bank holding companies like the Company and the Bank, January 1, 2015 is the start date for compliance with the revised minimum regulatory capital ratios and for determining risk-weighted assets under what the New Rules call a “standardized approach.”

As of January 1, 2015, the Company and the Bank will be required to maintain the following minimum capital ratios, expressed as a percentage of risk-weighted assets:

•	Common Equity Tier 1 Capital Ratio of 4.5% (this is a new concept and requirement, and is referred to as the “CET1”);

•	Tier 1 Capital Ratio (CET1 capital plus “Additional Tier 1 capital”) of 6.0%; and

•	Total Capital Ratio (Tier 1 capital plus Tier 2 capital) of 8.0%.

In addition, the Company and the Bank will be subject to a leverage ratio of 4% (calculated as Tier 1 capital to average consolidated assets as reported on the consolidated financial statements).

The New Rules also require a “capital conservation buffer.” When fully phased in on January 1 2019, the Company and the Bank will be required to maintain a 2.5% capital conservation buffer, which is composed entirely of CET1, on top of the minimum risk-weighted asset ratios described above, resulting in the following minimum capital ratios:

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

The New Rules provide for several deductions from and adjustments to CET1, which will be phased in between January 1, 2015 and January 1, 2018. For example, mortgage servicing rights, deferred tax assets dependent upon future taxable income and significant investments in common equity issued by nonconsolidated financial entities must be deducted from CET1 to the extent that any one of those categories exceeds 10% of CET1 or all such categories in the aggregate exceed 15% of CET1.

Under current capital standards, the effects of accumulated other comprehensive income items included in capital are excluded for the purposes of determining regulatory capital ratios. Under the

New Rules, the effects of certain accumulated other comprehensive income items are not excluded; however, banking organizations such as the Company and the Bank may make a one-time permanent election to continue to exclude these items effective as of January 1, 2015.

While the New Rules generally require the phase-out of non-qualifying capital instruments such as trust preferred securities and cumulative perpetual preferred stock, holding companies with less than $15 billion in total consolidated assets as of December 31, 2009, such as the Company, may permanently include non-qualifying instruments that were issued and included in Tier 1 or Tier 2 capital prior to May 19, 2010 in Additional Tier 1 or Tier 2 capital until they redeem such instruments or until the instruments mature.

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

With respect to the Bank, the New Rules revise the “prompt corrective action” regulations under Section 38 of the Federal Deposit Insurance Act by (i) introducing a CET1 ratio requirement at each capital quality level (other than critically undercapitalized), with the required CET1 ratio being 6.5% for well-capitalized status; (ii) increasing the minimum Tier 1 capital to risk weighted assets ratio requirement for each category, with the minimum Tier 1 capital ratio for well-capitalized status being 8% (as compared to the current 6%); and (iii) requiring a leverage ratio of 5% to be well-capitalized, no change from the current requirement. The New Rules do not change the total risk-based capital requirement for any “prompt corrective action” category. When the capital conservation buffer is fully phased in, the capital ratios applicable to depository institutions under the New Rules will exceed the ratios to be considered well-capitalized under the prompt corrective action regulations.

The Company believes that as of December 31, 2014, the Company and the Bank would meet all capital requirements under the New Rules on a fully phased-in basis, if such requirements were currently in effect.

Federal Deposit Insurance and Premiums

Substantially all of the deposits of the Bank are insured up to applicable limits by the Deposit Insurance Fund (“DIF”) of the FDIC and are subject to deposit insurance assessments to maintain the DIF.

The FDIC has approved a rule to change the assessment base from adjusted domestic deposits to average consolidated total assets minus average tangible equity, as required by the Dodd-Frank Act. These new assessment rates began in the second quarter of 2011 and were paid at the end of September 2011. Since the new base is larger than the prior base, the FDIC’s rule lowered total base assessment rates to between 2.5 and 9 basis points for banks in the lowest risk category, and 30 to 45 basis points for banks in the highest risk category. The Company paid $1.6 million in total FDIC assessments in 2014, as compared to $1.1 million in 2013.

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

In addition to deposit insurance assessments, the FDIC is required to continue to collect from institutions payments for the servicing of obligations of the Financing Corporation (“FICO”) that were issued in connection with the resolution of savings and loan associations, so long as such obligations remain outstanding. The Bank paid a FICO premium of $134,000 in 2014.

The Gramm-Leach-Bliley Financial Services Modernization Act of 1999

The Gramm-Leach-Bliley Financial Services Modernization Act of 1999 (the “Modernization Act”):

•

allows bank holding companies meeting management, capital, and Community Reinvestment Act standards to engage in a substantially broader range of non-banking activities than previously was permissible, including insurance underwriting and making merchant banking investments in commercial and financial companies, if the bank holding company elects to become a financial holding company, it files a certification, effective in 30 days, and thereafter may engage in certain financial activities without further approvals;

•	allows insurers and other financial services companies to acquire banks;

•	removes various restrictions that previously applied to bank holding company ownership of securities firms and mutual fund advisory companies; and

•	establishes the overall regulatory structure applicable to bank holding companies that also engage in insurance and securities operations.

The Modernization Act also modified other financial laws, including laws related to financial privacy and community reinvestment. The Company has elected not to become a financial holding company.

Community Reinvestment Act

Under the Community Reinvestment Act (“CRA”), as implemented by FDIC regulations, an insured depository institution has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the FDIC, in connection with its examination of every bank, to assess the bank’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such bank.

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

TARP and SBLF

In January 2009, the Company issued $10.0 million of its nonvoting non-convertible senior preferred stock (the “TARP Preferred Stock”) to the United States Treasury pursuant to Congress’ Troubled Asset Relief Program (“TARP”).

On September 15, 2011, the Company issued to the Treasury a total of 11,250 shares of the Company’s Senior Non-Cumulative Perpetual Preferred Stock, Series B (the “SBLF Preferred Stock”), having a liquidation value of $1,000 per share, for a total purchase price of $11,250,000 as part of the Treasury’s Small Business Lending Fund program (“SBLF”).

The SBLF Preferred Stock qualifies as Tier 1 capital. Non-cumulative dividends are payable quarterly on January 1, April 1, July 1 and October 1 for the SBLF Preferred Stock, commencing on January 1, 2012. The dividend rate is calculated as a percentage of the aggregate liquidation value of the outstanding SBLF Preferred Stock and is based on changes in the level of “Qualified Small Business Lending” or “QSBL” by the Bank The dividend rate on the SBLF Preferred Stock was set at five percent for the initial dividend period.

For the second through tenth calendar quarters after the closing of the SBLF Program transaction, the dividend rate will fluctuate between one percent and five percent to reflect the amount of change in the Bank’s level of QSBL more specifically, if the Bank’s QSBL at the end of a quarter has increased as compared to the baseline, then the dividend rate payable on the SBLF Preferred Stock would change as follows:

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

Further, the SBLF Preferred Stock may be redeemed by the Company at any time, at a redemption price of 100% of the liquidation amount plus accrued but unpaid dividends for the then current Dividend Period, subject to the approval of the Company’s federal banking regulator.

The SBLF Preferred Stock is not subject to any contractual restrictions on transfer and thus the Secretary may sell, transfer, exchange or enter into other transactions with respect to the SBLF Preferred Stock without the Company’s consent.

The Company used the proceeds from the issuance of the SBLF Preferred to redeem from the Treasury all shares issued by the Company pursuant to TARP, for a redemption price of $10,041,667, including accrued but unpaid dividends up to the date of redemption.

Loans to Related Parties

The Company’s authority to extend credit to its directors and executive officers, as well as to entities controlled by such persons, is currently governed by the requirements of the Sarbanes-Oxley Act of 2002 and Regulation O promulgated by the FRB. Among other things, these provisions require that extensions of credit to insiders (i) be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features and (ii) not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of the Bank’s capital. In addition, the Bank’s Board of Directors must approve extensions of credit in excess of certain limits.

Dividend Restrictions

The Parent Corporation is a legal entity separate and distinct from the Bank. Virtually all of the revenue of the Parent Corporation available for payment of dividends on its capital stock will result from amounts paid to the Parent Corporation by the Bank. All such dividends are subject to the laws of the State of New Jersey, the Banking Act, the Federal Deposit Insurance Act (“FDIA”) and the regulation of the New Jersey Department of Banking and Insurance and of the FDIC.

Under the New Jersey Corporation Act, the Parent Corporation is permitted to pay cash dividends provided that the payment does not leave us insolvent. As a bank holding company under the BHCA, we would be prohibited from paying cash dividends if we are not in compliance with any capital requirements applicable to us. However, as a practical matter, for so long as our major operations consist of ownership of the Bank, the Bank will remain our source of dividend payments, and our ability to pay dividends will be subject to any restrictions applicable to the Bank.

Under the New Jersey Banking Act of 1948, as amended, dividends may be paid by the Bank only if, after the payment of the dividend, the capital stock of the Bank will be unimpaired and either the Bank will have a surplus of not less than 50% of its capital stock or the payment of the dividend will not reduce the Bank’s surplus. The payment of dividends is also dependent upon the Bank’s ability to maintain adequate capital ratios pursuant to applicable regulatory requirements.

The terms of the SBLF Preferred Stock discussed above impose limits on the Company’s ability to pay dividends on and repurchase shares of its common stock and other securities. More specifically, if the Company fails to declare and pay dividends on the SBLF Preferred Stock in a given quarter, then during such quarter and for the next three quarters following such missed dividend payment, the Company may not pay dividends on, or repurchase, any common stock or any other securities that are junior to (or in parity with) the SBLF Preferred Stock, except in very limited circumstances.

Also under the terms of the SBLF Preferred Stock, the Company may declare and pay dividends on its common stock or any other stock junior to the SBLF Preferred Stock, or repurchase shares of any such stock, only if after payment of such dividends or repurchase of such shares, the Company’s Tier 1 Capital would be at least equal to the so-called Tier 1 Dividend Threshold, excluding any subsequent net charge-offs and any redemption of the SBLF Preferred Stock.

The FRB has issued a policy statement regarding the payment of dividends by bank holding companies. In general, the FRB’s policies provide that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the bank holding company appears consistent with the organization’s capital needs asset quality and overall financial condition. FRB regulations also require that a bank holding company serve as a source of financial strength to its subsidiary banks by standing ready to use available resources to provide adequate capital funds to those banks during periods of financial stress or adversity and by maintaining the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks where necessary. Under the prompt corrective action laws, the ability of a bank holding company to pay dividends may be restricted if a subsidiary bank becomes undercapitalized, and under regulations implementing the Basel III accord, a bank holding company’s ability to pay cash dividends may be impaired if it fails to satisfy certain capital buffer requirements. These regulatory policies could affect the ability of the Company to pay dividends or otherwise engage in capital distributions.

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

Risks Applicable to Our Business:

If we do not successfully complete all aspects of the integration of ConnectOne Bank and Union Center National Bank, our results of operation may be adversely affected.

We consummated the Merger effective July 1, 2014. Since that time, we have focused on integrating the cultures, business, operations and systems of both companies. If we do not successfully manage the integration of the cultures and personnel of the two banks, we may suffer customer defections and other business disruptions. We cannot assure you that we will be able to successfully manage the complete integration of the two banks, and any difficulties we encounter in connection with this integration may adversely affect our results of operations.

Nationwide economic weakness may adversely affect our business by reducing real estate values in our trade area and stressing the ability of our customers to repay their loans.

Our trade area, like the rest of the United States, is currently experiencing weak economic conditions. In addition, the financial services industry is a major employer in our trade area. The financial services industry has been adversely affected by current economic and regulatory factors. As a result, many companies have experienced reduced revenues and have laid off employees. These factors have stressed the ability of both commercial and consumer customers to repay their loans, and may result in higher levels of non-accrual loans. In addition, real estate values have declined in our trade area. Since the number of our loans secured by real estate represents a material segment of our overall loan portfolio, declines in the market value of real estate impact the value of the collateral securing our loans, and could lead to greater losses in the event of defaults on loans secured by real estate.

Our recent growth has substantially increased our expenses and impacted our results of operations.

As a strategy, we have focused on growth by aggressively pursuing organic business development opportunities and we closed a significant merger transaction on July 1, 2014. Our assets have grown from $1.7 billion at December 31, 2013, to $3.4 billion at December 31, 2014, more than doubling our assets. We intend to continue to focus on growth. Although we believe that our growth strategy will support our long-term profitability and franchise value, the expense associated with our growth, including compensation expense for the employees needed to support this growth and leasehold and other expenses associated with our locations, has and may continue to negatively affect our results. In addition, in order for our most recently opened branches to contribute to our long-term profitability, we will need to be successful in attracting and maintaining cost efficient deposits at these locations. In order to successfully manage our growth, we need to adopt and effectively implement policies, procedures and controls to maintain our credit quality and oversee our operations. We can give you no assurance that we will be successful in this strategy.

Our growth-oriented business strategy could be adversely affected if we are not able to attract and retain skilled employees.

We may not be able to successfully manage our business as a result of the strain on our management and operations that may result from growth. Our ability to manage growth will depend upon our ability to continue to attract, hire and retain skilled employees. Our success will also depend on the ability of our officers and key employees to continue to implement and improve our operational and other systems, to manage multiple, concurrent customer relationships and to hire, train and manage our employees.

We may need to raise additional capital to execute our growth oriented business strategy.

In order to continue our growth, we will be required to maintain our regulatory capital ratios at levels higher than the minimum ratios set by our regulators. In light of current economic conditions, our regulators have been seeking higher capital bases for insured depository institutions experiencing strong growth. In addition, the implementation of certain new regulatory requirements, such as the Basel III accord and the Dodd-Frank Act, may establish higher tangible capital requirements for financial institutions. These developments may require us to raise additional capital in the future. We can offer you no assurances that we will be able to raise capital in the future, or that the terms of any such capital will be beneficial to our existing security holders. In the event we are unable to raise capital in the future, we may not be able to continue our growth strategy.

We have a significant concentration in commercial real estate loans and commercial business loans.

Our loan portfolio is made up largely of commercial real estate loans and commercial business loans. These types of loans generally expose a lender to a higher degree of credit risk of non-payment and loss than do residential mortgage loans because of several factors, including dependence on the successful operation of a business or a project for repayment, the collateral securing these loans may not be sold as easily as residential real estate, and loan terms with a balloon payment rather than full amortization over the loan term. In addition, commercial real estate and commercial loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one-to four-family residential mortgage loans. Underwriting and portfolio management activities cannot completely eliminate all risks related to these loans. Any significant failure to pay on time by our customers or a significant default by our customers would materially and adversely affect us.

At December 31, 2014, we had $1.6 billion of commercial real estate loans, which represented 64.4% of our total loan portfolio. Our commercial real estate loans include loans secured by multi-family, owner occupied and non-owner occupied properties for commercial uses. In addition, we make both secured and unsecured commercial and industrial loans. At December 31, 2014, we had $499.8 million of commercial business loans, which represented 19.7% of our total loan portfolio. Unsecured loans generally involve a higher degree of risk of loss than do secured loans because, without collateral, repayment is wholly dependent upon the success of the borrowers’ businesses. Secured commercial and industrial loans are generally collateralized by accounts receivable, inventory, equipment or other assets owned by the borrower and typically include a personal guaranty of the business owner. Compared to real estate, that type of collateral is more difficult to monitor, its value is harder to ascertain, it may depreciate more rapidly and it may not be as readily saleable if repossessed.

Loans secured by owner-occupied real estate and commercial and industrial loans are both reliant on the operating businesses to provide cash flow to meet debt service obligations, and as a result they are more susceptible to the general impact on the economic environment affecting those operating companies as well as the real estate.

Although the economy in our market area generally, and the real estate market in particular, is improving, we can give you no assurance that it will continue to grow or that the rate of growth will accelerate. We can give you no assurance that it will continue to grow or that the rate of growth will accelerate to historical levels. Many factors, including continuing European economic difficulties could reduce or halt growth in our local economy and real estate market. Accordingly, it may be more difficult for commercial real estate borrowers to repay their loans in a timely manner in the current economic climate, as commercial real estate borrowers’ ability to repay their loans frequently depends on the successful development of their properties. The deterioration of one or a few of our commercial real estate loans could cause a material increase in our level of nonperforming loans, which would result in a loss of revenue from these loans and could result in an increase in the provision for loan losses and/or an increase in charge-offs, all of which could have a material adverse impact on our net income. We also may incur losses on commercial real estate loans due to declines in occupancy rates and rental rates, which may decrease property values and may decrease the likelihood that a borrower may find permanent financing alternatives. Given the continued weaknesses in the commercial real estate market in general, there may be loans where the value of our collateral has been negatively impacted. Any weakening of the commercial real estate market may increase the likelihood of default of these loans, which could negatively impact our loan portfolio’s performance and asset quality. If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, we could incur material losses. Any of these events could increase our costs, require management time and attention, and materially and adversely affect us.

Federal banking agencies have issued guidance regarding high concentrations of commercial real estate loans within bank loan portfolios. The guidance requires financial institutions that exceed certain levels of commercial real estate lending compared with their total capital to maintain heightened risk management practices that address the following key elements: board and management oversight and strategic planning, portfolio management, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing, and maintenance of increased capital levels as needed to support the level of commercial real estate lending. If there is any deterioration in our commercial real estate portfolio or if our regulators conclude that we have not implemented appropriate risk management practices, it could adversely affect our business, and could result in the requirement to maintain increased capital levels. Such capital may not be available at that time, and may result in our regulators requiring us to reduce our concentration in commercial real estate loans.

The nature and growth rate of our commercial loan portfolio may expose us to increased lending risks.

Given the significant growth in our loan portfolio, many of our commercial real estate loans are unseasoned, meaning that they were originated relatively recently. As of December 31, 2014, we had $1.6 billion in commercial real estate loans outstanding. Approximately 69.6% of the loans, or $1.1 billion, had been originated in the past three years. Our limited experience with these loans does not provide us with a significant payment history pattern with which to judge future collectability. As a result, it may be difficult to predict the future performance of our loan portfolio. These loans may have delinquency or charge-off levels above our expectations, which could negatively affect our performance.

The small to medium-sized businesses that the Bank lends to may have fewer resources to weather a downturn in the economy, which may impair a borrower’s ability to repay a loan to the Bank that could materially harm our operating results.

The Bank targets its business development and marketing strategy primarily to serve the banking and financial services needs of small to medium-sized businesses. These small to medium-sized businesses frequently have smaller market share than their competition, may be more vulnerable to economic downturns, often need substantial additional capital to expand or compete and may experience significant volatility in operating results. Any one or more of these factors may impair the borrower’s ability to repay a loan. In addition, the success of a small to medium-sized business often depends on the management talents and efforts of one or two persons or a small group of persons, and the death, disability or resignation of one or more of these persons could have a material adverse impact on the business and its ability to repay a loan. Economic downturns and other events that negatively impact our market areas could cause the Bank to incur substantial credit losses that could negatively affect our results of operations and financial condition.

Regulatory changes allowing the payment of interest on commercial accounts may negatively impact our core deposit strategy and our net interest income.

Our current core deposit strategy includes continuing to increase our noninterest-bearing commercial accounts in order to lower our cost of funds. Recent changes effected by the Dodd-Frank Act, however, permit the payment of interest on such accounts, which was previously prohibited. If our competitors begin paying interest on commercial accounts, this may increase competition from other financial institutions for these deposits and negatively affect our ability to continue to increase commercial deposit accounts, may require us to consider paying interest on such accounts, or may otherwise require us to revise our core deposit strategy, any of which could increase our interest expense and therefore our cost of funds and, as a result, decrease our net interest income which would adversely impact our results of operations.

The loss of our Chairman and Chief Executive Officer could hurt our operations.

We rely heavily on our Chairman and Chief Executive Officer, Frank Sorrentino III. Mr. Sorrentino has served as Chief Executive Officer of the Bank for eight years. It was Mr. Sorrentino who originally conceived of the business idea of organizing the Bank, and he spearheaded the efforts to organize the Bank in 2005. The loss of Mr. Sorrentino could have a material adverse effect on us, as he is central to virtually all aspects of our business operations and management. In addition, as a community bank, we have fewer management-level personnel who are in position to succeed and assume the responsibilities of Mr. Sorrentino.

Our lending limit may restrict our growth.

We are limited in the amount we can loan to a single borrower by the amount of our capital. Generally, under current law, we may lend up to 15% of our unimpaired capital and surplus to any one borrower. Based upon our current capital levels, the amount we may lend is significantly less than that of many of our competitors and may discourage potential borrowers who have credit needs in excess of our lending limit from doing business with us. We accommodate larger loans by selling participations in those loans to other financial institutions, but his strategy may not always be available.

We are a community bank and our ability to maintain our reputation is critical to the success of our business and the failure to do so may materially adversely affect our performance.

We are a community bank, and our reputation is one of the most valuable components of our business. As such, we strive to conduct our business in a manner that enhances our reputation. This is done, in part, by recruiting, hiring and retaining employees who share our core values of being an integral part of the communities we serve, delivering superior service to our customers and caring about our customers and associates. If our reputation is negatively affected, by the actions of our employees or otherwise, our business and, therefore, our operating results may be materially adversely affected.

Historically low interest rates may adversely affect our net interest income and profitability.

During the last seven years it has been the policy of the Board of Governors of the Federal Reserve System (the “Federal Reserve”) to maintain interest rates at historically low levels through its targeted federal funds rate and the purchase of mortgage-backed securities. As a result, yields on securities we have purchased, and to a lesser extent, market rates on the loans we have originated, have been at levels lower than were available prior to 2008. Consequently, the average yield on our interest-earning assets has decreased during the recent low interest rate environment. As a general matter, our interest-bearing liabilities re-price or mature more quickly than our interest-earning assets, which have contributed to increases in net interest income (the difference between interest income earned on assets and interest expense paid on liabilities) in the short term. However, our ability to lower our interest expense is limited at these interest rate levels, while the average yield on our interest-earning assets may continue to decrease. The FRB has indicated its intention to maintain low interest rates for the foreseeable future, with no rate increases likely until at least the second half of 2015. Accordingly, our net interest income may decrease, which may have an adverse effect on our profitability. For information with respect to changes in interest rates, see “Risk Factors—Changes in interest rates may adversely affect or our earnings and financial condition.”

Anti-takeover provisions in our corporate documents and in New Jersey corporate law may make it difficult and expensive to remove current management.

Anti-takeover provisions in our corporate documents and in New Jersey law may render the removal of our existing board of directors and management more difficult. Consequently, it may be difficult and expensive for our stockholders to remove current management, even if current management is not performing adequately.

Competition from other financial institutions in originating loans and attracting deposits may adversely affect our profitability.

We face substantial competition in originating loans. This competition comes principally from other banks, savings institutions, mortgage banking companies, credit unions and other lenders. Many of our competitors enjoy advantages, including greater financial resources and higher lending limits, a wider geographic presence, more accessible branch office locations, the ability to offer a wider array of services or more favorable pricing alternatives, as well as lower origination and operating costs. This competition could reduce our net income by decreasing the number and size of loans that we originate and the interest rates we may charge on these loans.

In attracting deposits, we face substantial competition from other insured depository institutions such as banks, savings institutions and credit unions, as well as institutions offering uninsured investment alternatives, including money market funds. Many of our competitors enjoy advantages, including greater financial resources, more aggressive marketing campaigns, better brand recognition and more branch locations.

These competitors may offer higher interest rates than we do, which could decrease the deposits that we attract or require us to increase our rates to retain existing deposits or attract new deposits. Increased deposit competition could adversely affect our ability to generate the funds necessary for lending operations, which may increase our cost of funds.

We also compete with non-bank providers of financial services, such as brokerage firms, consumer finance companies, insurance companies and governmental organizations, which may offer more favorable terms. Some of our non-bank competitors are not subject to the same extensive regulations that govern our operations. As a result, such non-bank competitors may have advantages over us in providing certain products and services. This competition may reduce or limit our margins on banking services, reduce our market share and adversely affect our earnings and financial condition.

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

Liquidity is derived primarily from deposit growth and retention; principal and interest payments on loans; principal and interest payments on investment securities; sale, maturity and prepayment of investment securities; net cash provided from operations, and access to other funding sources. In addition, in recent periods we have substantially increased our use of alternate deposit origination channels, including brokered deposits and the use of internet listing services and reciprocal deposit services.

Our access to funding sources in amounts adequate to finance our activities could be impaired by factors that affect us specifically or the financial services industry in general. Factors that could detrimentally impact our access to liquidity sources include a decrease in the level of our business activity due to market factors or an adverse regulatory action against us. In addition, our ability to use alternate deposit originations channels could be substantially impaired if we fail to remain “well capitalized”. Our ability to borrow could also be impaired by factors that are not specific to us, such as a severe disruption of the financial markets or negative views and expectations about the prospects for the financial services industry as a whole. The liquidity issues have been particularly acute for regional and community banks, as many of the larger financial institutions have significantly curtailed their lending to regional and community banks to reduce their exposure to the risks of other banks. In addition, many of the larger correspondent lenders have reduced or even eliminated federal funds lines for their correspondent customers. Furthermore, regional and community banks generally have less access to the capital markets than do the national and super-regional banks because of their smaller size and limited analyst coverage. Any decline in available funding could adversely impact our ability to originate loans, invest in securities, meet our expenses, or fulfill obligations such as meeting deposit withdrawal demands, any of which could have a material adverse impact on our liquidity, business, results of operations and financial condition.

Declines in value may adversely impact our investment portfolio.

As of December 31, 2014, we had approximately $289.5 million in available for sale investment securities. We may be required to record impairment charges on our investment securities if they suffer a decline in value that is considered other-than-temporary. Numerous factors, including lack of liquidity for re-sales of certain investment securities, absence of reliable pricing information on investment securities, adverse changes in business climate, adverse actions by regulators, or unanticipated changes in the competitive environment could have a negative effect on our investment portfolio in future periods. If an impairment charge is significant enough, it could affect the ability of the Bank to upstream dividends to the Company, which could have a material adverse effect on our liquidity and our ability to pay dividends to shareholders and could also negatively impact our regulatory capital ratios.

The Bank’s ability to pay dividends is subject to regulatory limitations, which, to the extent that the Company requires such dividends in the future, may affect the Company’s ability to honor its obligations and pay dividends.

As a bank holding company, the Company is a separate legal entity from the Bank and its subsidiaries and does not have significant operations. We currently depend on the Bank’s cash and liquidity to pay our operating expenses and to fund dividends to shareholders. We cannot assure you that in the future the Bank will have the capacity to pay the necessary dividends and that we will not require dividends from the Bank to satisfy our obligations. Various statutes and regulations limit the availability of dividends from the Bank. It is possible, depending upon our and the Bank’s financial condition and other factors, that bank regulators could assert that payment of dividends or other payments by the Bank are an unsafe or unsound practice. In the event that the Bank is unable to pay dividends, we may not be able to service our obligations, as they become due, or pay dividends on our capital stock. Consequently, the inability to receive dividends from the Bank could adversely affect our financial condition, results of operations, cash flows and prospects.

In addition, as described under “Business—Supervision and Regulation—New Capital Rules,” beginning in 2016, banks and bank holding companies will be required to maintain a capital conservation buffer on top of minimum risk-weighted asset ratios. When fully phased in on January 1, 2019, the capital conservation buffer will be 2.5%. Banking institutions which do not maintain capital in excess of the capital conservation buffer will face constraints on the payment of dividends, equity repurchases and compensation based on the amount of the shortfall. Accordingly, if the Bank fails to maintain the applicable minimum capital ratios and the capital conservation buffer, distributions to the Company may be prohibited or limited.

We may incur impairment to goodwill.

We review our goodwill at least annually. Significant negative industry or economic trends, reduced estimates of future cash flows or disruptions to our business, could indicate that goodwill might be impaired. Our valuation methodology for assessing impairment requires management to make judgments and assumptions based on historical experience and to rely on projections of future operating performance. We operate in a competitive environment and projections of future operating results and cash flows may vary significantly from actual results. Additionally, if our analysis results in an impairment to our goodwill, we would be required to record a non-cash charge to earnings in our financial statements during the period in which such impairment is determined to exist. Any such charge could have a material adverse effect on our results of operations and our stock price.

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

Hurricanes or other adverse weather events could negatively affect our local economies or disrupt our operations, which would have an adverse effect on our business or results of operations.

Hurricanes and other weather events can disrupt our operations, result in damage to our properties and negatively affect the local economies in which we operate. In addition, these weather events may result in a decline in value or destruction of properties securing our loans and an increase in delinquencies, foreclosures and loan losses.

Risks Applicable to the Banking Industry Generally:

The financial services industry is undergoing a period of great volatility and disruption.

Beginning in mid-2007, there has been significant turmoil and volatility in global financial markets. Recent market uncertainty regarding the financial sector has increased. In addition to the impact on the economy generally, changes in interest rates, in the shape of the yield curve, or in valuations in the debt or equity markets or disruptions in the liquidity or other functioning of financial markets, all of which have been seen recently, could directly impact us in one or more of the following ways:

•

Net interest income, the difference between interest earned on our interest earning assets and interest paid on interest bearing liabilities, represents a significant portion of our earnings. Both increases and decreases in the interest rate environment may reduce our profits. We expect that we will continue to realize income from the spread between the interest we earn on loans, securities and other interest-earning assets, and the interest we pay on deposits, borrowings and other interest-bearing liabilities. The net interest spread is affected by the differences between the maturity and repricing characteristics of our interest-earning assets and interest-bearing liabilities. Our interest-earning assets may not reprice as slowly or rapidly as our interest-bearing liabilities.

•

The market value of our securities portfolio may decline and result in other than temporary impairment charges. The value of securities in our portfolio is affected by factors that impact the U.S. securities market in general as well as specific financial sector factors and entities. Recent uncertainty in the market regarding the financial sector has negatively impacted the value of securities within our portfolio. Further declines in these sectors may result in future other than temporary impairment charges.

•	Asset quality may deteriorate as borrowers become unable to repay their loans.

Our allowance for loan losses may not be adequate to cover actual losses.

Like all financial institutions, we maintain an allowance for loan losses to provide for loan defaults and nonperformance. The process for determining the amount of the allowance is critical to our financial results and condition. It requires difficult, subjective and complex judgments about the future, including the impact of national and regional economic conditions on the ability of our borrowers to repay their loans. If our judgment proves to be incorrect, our allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio. Further, state and federal regulatory agencies, as an integral part of their examination process, review our loans and allowance for loan losses and may require an increase in our allowance for loan losses.

At December 31, 2014, our allowance for loan losses as a percentage of total loans was 0.56% and as a percentage of total non-accrual loans was 122.0%. Although we believe that our allowance for loan losses is adequate to cover known and probable incurred losses included in the portfolio, we cannot assure you that we will not further increase the allowance for loan losses or that our regulators will not require us to increase this allowance. Either of these occurrences could adversely affect our earnings.

Changes in interest rates may adversely affect our earnings and financial condition.

Our net income depends primarily upon our net interest income. Net interest income is the difference between interest income earned on loans, investments and other interest-earning assets and the interest expense incurred on deposits and borrowed funds. The level of net interest income is primarily a function of the average balance of our interest-earning assets, the average balance of our interest-bearing liabilities, and the spread between the yield on such assets and the cost of such liabilities. These factors are influenced by both the pricing and mix of our interest-earning assets and our interest- bearing liabilities which, in turn, are impacted by such external factors as the local economy, competition for loans and deposits, the monetary policy of the Federal Open Market Committee of the Federal Reserve Board of Governors (the “FOMC”), and market interest rates.

A sustained increase in market interest rates could adversely affect our earnings if our cost of funds increases more rapidly than our yield on our earning assets, and compresses our net interest margin. In addition, the economic value of portfolio equity would decline if interest rates increase. For example, we estimate that as of December 31, 2014, a 200 basis point increase in interest rates would have resulted in our economic value of portfolio equity declining by approximately $62.7 million or 15.0%. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Interest Rate Sensitivity Analysis.”

Different types of assets and liabilities may react differently, and at different times, to changes in market interest rates. We expect that we will periodically experience gaps in the interest rate sensitivities of our assets and liabilities. That means either our interest-bearing liabilities will be more sensitive to changes in market interest rates than our interest-earning assets, or vice versa. When interest-bearing liabilities mature or re-price more quickly than interest-earning assets, an increase in market rates of interest could reduce our net interest income. Likewise, when interest-earning assets mature or re-price more quickly than interest-bearing liabilities, falling interest rates could reduce our net interest income. We are unable to predict changes in market interest rates, which are affected by many factors beyond our control, including inflation, deflation, recession, unemployment, money supply, domestic and international events and changes in the United States and other financial markets.

We also attempt to manage risk from changes in market interest rates, in part, by controlling the mix of interest rate sensitive assets and interest rate sensitive liabilities. However, interest rate risk management techniques are not exact. A rapid increase or decrease in interest rates could adversely affect our results of operations and financial performance.

The banking business is subject to significant government regulations.

We are subject to extensive governmental supervision, regulation and control. These laws and regulations are subject to change, and may require substantial modifications to our operations or may cause us to incur substantial additional compliance costs. In addition, future legislation and government policy could adversely affect the commercial banking industry and our operations. Such governing laws can be anticipated to continue to be the subject of future modification. Our management cannot predict what effect any such future modifications will have on our operations. In addition, the primary focus of Federal and state banking regulation is the protection of depositors and not the shareholders of the regulated institutions.

For example, the Dodd-Frank Act may result in substantial new compliance costs. The Dodd-Frank Act was signed into law on July 21, 2010. Generally, the Dodd-Frank Act is effective the day after it was signed into law, but different effective dates apply to specific sections of the law, many of which will not become effective until various Federal regulatory agencies have promulgated rules implementing the statutory provisions. Uncertainty remains as to the ultimate impact of the Dodd-Frank Act, which could have a material adverse impact either on the financial services industry as a whole, or on our business, results of operations and financial condition.

The following aspects of the financial reform and consumer protection act are related to the operations of the Bank:

•

A new independent consumer financial protection bureau was established within the Federal Reserve, empowered to exercise broad regulatory, supervisory and enforcement authority with respect to both new and existing consumer financial protection laws. However, smaller financial institutions, like the Bank, are subject to the supervision and enforcement of their primary federal banking regulator with respect to the federal consumer financial protection laws.

•

The act also imposes new obligations on originators of residential mortgage loans, such as the Bank. Among other things, originators must make a reasonable and good faith determination based on documented information that a borrower has a reasonable ability to repay a particular mortgage loan over the long term. If the originator cannot meet this standard, the loan may be unenforceable in foreclosure proceedings. The act contains an exception from this ability to repay rule for “qualified mortgages”, which are deemed to satisfy the rule, but does not define the term, and left authority to the Consumer Financial Protection Bureau (“CFPB”) to adopt a definition. A rule issued by the CFPB in January 2013, and effective January 10, 2014, sets forth specific underwriting criteria for a loan to qualify as a Qualified Mortgage Loan. The criteria generally exclude loans that are interest- only, have excessive upfront points or fees, have negative amortization features or balloon payments, or have terms in excess of 30 years. The underwriting criteria also impose a maximum debt to income ratio of 43%. If a loan meets these criteria and is not a “higher priced loan” as defined in FRB regulations, the CFPB rule establishes a safe harbor preventing a consumer from asserting as a defense to foreclosure the failure of the originator to establish the consumer’s ability to repay. However, this defense will be available to a consumer for all other residential mortgage loans. Although the majority of residential mortgages historically originated by the Bank would qualify as Qualified Mortgage Loans, the Bank has also made, and may continue to make in the future, residential mortgage loans that will not qualify as Qualified Mortgage Loans. These loans may expose the Bank to greater losses, loan repurchase obligations, or litigation related expenses and delays in taking title to collateral real estate, if these loans do not perform and borrowers challenge whether the Bank satisfied the ability to repay rule on originating the loan.

•	Tier 1 capital treatment for “hybrid” capital items like trust preferred securities is eliminated subject to various grandfathering and transition rules.

•	The prohibition on payment of interest on demand deposits was repealed, effective July 21, 2011.

•	Deposit insurance is permanently increased to $250,000.

•	The deposit insurance assessment base calculation now equals the depository institution’s total assets minus the sum of its average tangible equity during the assessment period.

•

The minimum reserve ratio of the Deposit Insurance Fund increased to 1.35 percent of estimated annual insured deposits or assessment base; however, the FDIC is directed to “offset the effect” of the increased reserve ratio for insured depository institutions with total consolidated assets of less than $10 billion.

In addition, in order to implement Basel III and certain additional capital changes required by the Dodd-Frank Act, on July 9, 2013, the Federal banking agencies, including the FDIC, the Federal Reserve and the Office of the Comptroller of the Currency, approved, as an interim final rule, the regulatory capital requirements for U.S. insured depository institutions and their holding companies. This regulation will require financial institutions to maintain higher capital levels and more equity capital.

These provisions, as well as any other aspects of current or proposed regulatory or legislative changes to laws applicable to the financial industry, may impact the profitability of our business activities and may change certain of our business practices, including the ability to offer new products, obtain financing, attract deposits, make loans, and achieve satisfactory interest spreads, and could expose us to additional costs, including increased compliance costs. These changes also may require us to invest significant management attention and resources to make any necessary changes to operations in order to comply, and could therefore also materially and adversely affect our business, financial condition and results of operations.

Our management is actively reviewing the provisions of the Dodd-Frank Act and Basel III, many of which are to be phased-in over the next several months and years, and assessing the probable impact on our operations. However, the ultimate effect of these changes on the financial services industry in general, and us in particular, is uncertain at this time.

The laws that regulate our operations are designed for the protection of depositors and the public, not our shareholders.

The federal and state laws and regulations applicable to our operations give regulatory authorities extensive discretion in connection with their supervisory and enforcement responsibilities, and generally have been promulgated to protect depositors and the Deposit Insurance Fund and not for the purpose of protecting shareholders. These laws and regulations can materially affect our future business. Laws and regulations now affecting us may be changed at any time, and the interpretation of such laws and regulations by bank regulatory authorities is also subject to change.

We can give no assurance that future changes in laws and regulations or changes in their interpretation will not adversely affect our business. Legislative and regulatory changes may increase our cost of doing business or otherwise adversely affect us and create competitive advantages for non-bank competitors.

The potential impact of changes in monetary policy and interest rates may negatively affect our operations.

Our operating results may be significantly affected (favorably or unfavorably) by market rates of interest that, in turn, are affected by prevailing economic conditions, by the fiscal and monetary policies of the United States government and by the policies of various regulatory agencies. Our earnings will depend significantly upon our interest rate spread (i.e., the difference between the interest rate earned on our loans and investments and the interest raid paid on our deposits and borrowings). Like many financial institutions, we may be subject to the risk of fluctuations in interest rates, which, if significant, may have a material adverse effect on our operations.

We cannot predict how changes in technology will impact our business; increased use of technology may expose us to service interruptions or breaches in security.

The financial services market, including banking services, is increasingly affected by advances in technology, including developments in:

•	Telecommunications;

•	Data processing;

•	Automation;

•	Internet-based banking, including personal computers, mobile phones and tablets;

•	Telephone banking;

•	Debit cards and so-called “smart cards”; and

•	Remote deposit capture.

Our ability to compete successfully in the future will depend, to a certain extent, on whether we can anticipate and respond to technological changes. We offer electronic banking services for our consumer and business customers via our website, www.cnob.com, including Internet banking and electronic bill payment, as well as mobile banking by phone. We also offer check cards, ATM cards, credit cards, and automatic and ACH transfers. The successful operation and further development of these and other new technologies will likely require additional capital investments in the future. In addition, increased use of electronic banking creates opportunities for interruptions in service or security breaches, which could expose us to claims by customers or other third parties. We cannot assure you that we will have sufficient resources or access to the necessary proprietary technology to remain competitive in the future, or that we will be able to maintain a secure electronic environment.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Bank operates eight banking offices in Bergen County, NJ, consisting of one office each in Englewood Cliffs, Englewood, Cresskill, Fort Lee, Hackensack, Oakland, Ridgewood and Saddle River; nine banking offices in Union County, NJ, consisting of five offices in Union Township, and one office each in Springfield Township, Berkeley Heights, Vauxhall and Summit; three banking offices in Morris County, NJ, consisting of one office each in Boonton, Madison and Morristown; one office in Newark in Essex County, NJ; one office in West New York in Hudson County, NJ; one office in Princeton in Mercer County, NJ, and one office in Holmdel in Monmouth County, NJ. The Bank is also in the process of obtaining regulatory approvals to open a branch office in the borough of Manhattan in New York City. The Bank’s principal office is located at 301 Sylvan Avenue, Englewood Cliffs, NJ. The principal office is a three-story leased building constructed in 2008.

The following table sets forth certain information regarding the Bank’s leased locations.

Branch Location	Term
301 Sylvan Avenue, Englewood Cliffs, NJ	Term expires November 30, 2028; renewable at the Bank’s option
12 East Palisade Avenue, Englewood, NJ	Term expires July 31, 2022; renewable at the Bank’s option
1 Union Avenue, Cresskill, NJ	Term expires June 30, 2026; renewable at the Bank’s option
899 Palisade Avenue, Fort Lee, NJ	Term expires April 30, 2017; renewable at the Bank’s option
142 John Street, Hackensack, NJ	Term expires December 31, 2016; renewable at the Bank’s option
3 Allerman Road, Oakland, NJ	Term expires April 30, 2028; renewable at the Bank’s option
171 East Ridgewood Avenue, Ridgewood, NJ	Term expired December 31, 2013, on a month-to-month basis
71 East Allendale Road, Saddle River, NJ	Term expires May 31, 2032, unless terminated or extended by the Bank
356 Chestnut Street, Union, NJ	Term expires in 2028; renewable at the Bank’s option
Career Center Branch located in Union High School, Union, NJ	Term expires August 31, 2015
2933 Vauxhall Road, Vauxhall, NJ	Term expires January 31, 2020; renewable at the Bank’s option
104 Ely Place, Boonton, NJ	Term expires August 29, 2021; renewable at the Bank’s option
300 Main Street, Madison, NJ	Term expires May 31, 2016; renewable at the Bank’s option
545 Morris Avenue, Summit, NJ	Term expires January 31, 2024; renewable at the Bank’s option
217 Chestnut Street, Newark, NJ	Term expires February 28, 2019
5914 Park Avenue, West New York, NJ	Term expires September 30, 2018; renewable at the Bank’s option
344 Nassau Street, Princeton, NJ	Term expires May 31, 2016; renewable at the Bank’s option
963 Holmdel Road, Holmdel, NJ	Term expires July 31, 2021; renewable at the Bank’s option

The Bank operates a Drive In/Walk Up located at 2022 Stowe Street, Union, NJ.

The Bank executed a lease agreement with 551 Madison Property, LLC, with respect to certain premises located at 551 Madison Avenue, New York, NY.

On October 9, 2004, the Bank opened a 19,555 square foot office facility on Springfield Road in Union, NJ, which served as the Bank’s operations and data center until 2010. During the second quarter of 2010, the Bank entered into a lease of its former operations facility under a direct financing lease. The lease has a 15-year term with no renewal options. According to the terms of the lease, the lessee has an obligation to purchase the property underlying the lease in either year seven, ten or fifteen at predetermined prices for those years as provided in the lease. The structure of the minimum lease payments and the purchase prices as provided in the lease provide an inducement to the lessee to purchase the property in year seven.

Item 3. Legal Proceedings

There are no significant pending legal proceedings involving the Company other than those arising out of routine operations. None of these matters would have a material adverse effect on the Company or its results of operations if decided adversely to the Company.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for the Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities

Security Market Information

The common stock of the Company is traded on the NASDAQ Global Select Market under the symbol “CNOB”. As of December 31, 2014, the Company had 511 stockholders of record, excluding beneficial owners for whom CEDE & Company or others act as nominees. On December 31, 2014, the closing sale price was $19.00.

The following table sets forth the high and low closing sales price, and the dividends declared, on a share of the Company’s common stock for the years ended December 31, 2014 and 2013.

	Common Stock Price				Common Dividends Declared
	2014		2013
	High	Low	High	Low	2014	2013
Fourth Quarter	$19.15	$18.86	$19.67	$13.96	$0.075	$0.075
Third Quarter	19.09	18.93	15.24	12.95	0.075	0.075
Second Quarter	19.38	18.93	13.23	11.50	0.075	0.075
First Quarter	19.11	18.73	12.82	11.62	0.075	0.055

Total					$0.300	$0.280

Share Repurchase Program

Historically, repurchases have been made from time to time as, in the opinion of management, market conditions warranted, in the open market or in privately negotiated transactions. Shares repurchased were used for stock dividends and other issuances. No repurchases were made of the Company’s common stock during 2014 or 2013.

Dividends

Federal laws and regulations contain restrictions on the ability of the Parent Corporation and the Bank to pay dividends. For information regarding restrictions on dividends, see Part I, Item 1, “Business” and Part II, Item 8, “Financial Statements and Supplementary Data”, Note 19 of the Notes to Consolidated Financial Statements.”

Stockholders Return Comparison

Set forth on the following page is a line graph presentation comparing the cumulative stockholder return on the Parent Corporation’s common stock, on a dividend reinvested basis, against the cumulative total returns of the NASDAQ and the KBW Bank Index for the period from December 31, 2009 through December 31, 2014.

COMPARE 5-YEAR CUMULATIVE TOTAL RETURN
AMONG CONNECTONE BANCORP INC.,
NASDAQ AND KBW BANK INDEX

Assumes $100 invested on December 31, 2009
Assumes dividends reinvested
Year ended December 31, 2014

COMPARISON OF CUMULATIVE TOTAL RETURN OF ONE OR MORE
COMPANIES, PEER GROUPS, INDUSTRY INDEXES AND/OR BROAD MARKETS

Company/Index/Market	Fiscal Year Ending
	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14
ConnectOne Bancorp, Inc.	100.00	92.76	112.61	135.57	223.85	230.45
NASDAQ	100.00	118.00	117.08	137.80	192.78	221.15
KBW Bank Index	100.00	123.27	94.87	125.84	172.91	188.88

Item 6. Selected Financial Data

The following tables set forth selected consolidated financial data as of the dates and for the periods presented. The selected consolidated statement of financial condition data as of December 31, 2014 and 2013 and the selected consolidated summary of income data for the years ended December 31, 2014, 2013 and 2012 have been derived from our audited consolidated financial statements and related notes that we have included elsewhere in this Annual Report. The selected consolidated statement of financial condition data as of December 31, 2012, 2011 and 2010 and the selected consolidated summary of income data for the years ended December 31, 2011 and 2010 have been derived from audited consolidated financial statements that are not presented in this Annual Report.

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

On July 1, 2014, the Merger was completed. See Note 4—Business Combinations of the Notes to the Consolidated Financial Statements.

SUMMARY OF SELECTED STATISTICAL INFORMATION AND FINANCIAL DATA

	For the Years Ended December 31,
	2014	2013	2012	2011	2010
	(Dollars in thousands, except share data)
SELECTED STATEMENT OF FINANCIAL CONDITION DATA
Total assets	$3,448,572	$1,673,082	$1,629,082	$1,432,738	$1,207,385
Loans receivable	2,538,641	960,943	889,672	754,992	708,111
Allowance for loan losses	14,160	10,333	10,237	9,602	8,867
Securities—available for sale	289,532	323,070	496,815	414,507	378,080
Goodwill and other intangible assets	150,734	16,828	16,858	16,902	16,959
Borrowings	495,553	146,000	146,000	161,000	212,855
Deposits	2,475,607	1,342,005	1,306,922	1,121,415	860,332
Tangible common stockholders’ equity(1)	284,235	168,584	160,691	135,916	120,957
Total stockholders’ equity	446,219	168,584	160,691	135,916	120,957
Average total assets	2,520,524	1,633,270	1,538,473	1,321,262	1,184,482
Average common stockholders’ equity	301,004	153,775	138,464	119,363	101,477
Dividends
Cash dividends on common stock	$6,940	$4,254	$2,778	$1,955	$1,800
Dividend payout ratio	37.60%	21.50%	16.13%	14.92%	28.02%
Cash dividends per share
Cash dividends	$0.300	$0.280	$0.195	$0.120	$0.120
SELECTED INCOME STATEMENT DATA
Interest income	$94,207	$57,268	$55,272	$51,927	$48,714
Interest expense	14,808	11,082	11,776	12,177	14,785

Net interest income	79,399	46,186	43,496	39,750	33,929
Provision for loan losses	4,683	350	325	2,448	5,076

Net interest income after provision for loan losses	74,716	45,836	43,171	37,302	28,853
Noninterest income	7,498	6,851	7,210	7,478	2,472
Noninterest expense	54,804	25,278	25,197	23,443	24,099

Income before income tax expense	27,410	27,409	25,184	21,337	7,226
Income tax expense	8,845	7,484	7,677	7,411	222

Net income	$18,565	$19,925	$17,507	$13,926	$7,004

Net income available to common stockholders	$18,453	$19,784	$17,226	$13,106	$6,423

(1)

These measures are not measures recognized under generally accepted accounting principles in the United States (“GAAP”), and are therefore considered to be non-GAAP financial measures. See—“Non-GAAP Financial Measures” for a reconciliation of these measurers to their most comparable GAAP measures.

	At or for the Years Ended December 31,
	2014	2013	2012	2011	2010
	(Dollars in thousands, except share data)
PER COMMON SHARE DATA
Basic	$0.80	$1.21	$1.05	$0.80	$0.43
Diluted	0.79	1.21	1.05	0.80	0.43
Book value per common share	14.65	9.61	9.14	7.63	6.83
Tangible book value per common share(1)	9.57	8.58	8.11	6.60	5.79
Basic	23,029,813	16,349,204	16,340,197	16,295,761	15,025,870
Diluted	23,479,074	16,385,692	16,351,046	16,314,899	15,027,159
SELECTED PERFORMANCE RATIOS
Return on average assets	0.74%	1.22%	1.14%	1.05%	0.59%
Return on average common stockholders’ equity	6.13%	12.87%	12.44%	10.98%	6.33%
Net interest margin	3.57%	3.30%	3.32%	3.53%	3.30%
SELECTED ASSET QUALITY RATIOS
Nonaccrual loans to loans receivable	0.46%	0.33%	0.41%	0.91%	1.58%
Nonaccrual loans and loans past due 90 days and still accruing	0.50%	0.33%	0.41%	1.05%	1.68%
Nonperforming assets(2) to total assets	0.37%	0.20%	0.30%	0.52%	0.93%
Allowance for loan losses to loans receivable	0.56%	1.08%	1.15%	1.27%	1.25%
Allowance for loan losses to nonaccrual loans	122.0%	329.4%	283.1%	139.7%	79.4%
Net loan charge-offs (recoveries) to average loans	0.05%	0.03%	(0.04)%	0.24%	0.69%
CAPITAL RATIOS
Leverage ratio	9.37%	9.69%	9.02%	9.29%	9.90%
Risk-based Tier 1 capital ratio	10.44%	12.10%	11.39%	12.00%	13.28%
Risk-based total capital ratio	10.94%	12.90%	12.22%	12.89%	14.29%
Tangible common equity to tangible assets(1)	8.62%	8.48%	8.22%	7.61%	7.92%

(1)

These measures are not measures recognized under generally accepted accounting principles in the United States (“GAAP”), and are therefore considered to be non-GAAP financial measures. See—“Non-GAAP Financial Measures” for a reconciliation of these measurers to their most comparable GAAP measures.

(2)	Nonperforming assets are defined as nonaccrual loans plus other real estate owned.

Notes to Selected Financial Data

	As of the year ended December 31,
	2014	2013	2012	2011	2010
	(Dollars in thousands, except per share data)
Tangible common equity and tangible common equity/tangible assets
Common stockholders’ equity	$434,969	$157,334	$149,441	$124,666	$111,257
Less: goodwill and other intangible assets	150,734	16,828	16,858	16,902	16,959

Tangible common stockholders’ equity	$284,235	$140,506	$132,583	$107,764	$94,298

Total assets	$3,448,572	$1,673,082	$1,629,765	$1,432,738	$1,207,385
Less: goodwill and other intangible assets	150,734	16,828	16,858	16,902	16,959

Tangible assets	$3,297,838	$1,656,254	$1,612,907	$1,415,836	$1,190,426

Tangible common equity ratio	8.62%	8.48%	8.22%	7.61%	7.92%
Tangible book value per common share
Book value per common share	$14.65	$9.61	$9.14	$7.63	$6.83
Less: goodwill and other intangible assets	5.08	1.03	1.03	1.03	1.04

Tangible book value per common share	$9.57	$8.58	$8.11	$6.60	$5.79

Item 7. Management’s Discussion and Analysis (“MD&A”) of Financial Condition and Results of Operations

The purpose of this analysis is to provide the reader with information relevant to understanding and assessing the Company’s results of operations for each of the past three years and financial condition for each of the past two years. In order to fully appreciate this analysis, the reader is encouraged to review the consolidated financial statements and accompanying notes thereto appearing under Item 8 of this report, and statistical data presented in this document.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

See Item 1 of this Annual Report on Form 10-K for information regarding forward-looking statements.

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Note 1 to our audited consolidated financial statements contains a summary of our significant accounting policies. Management believes our policy with respect to the methodology for the determination of the allowance for loan losses involves a higher degree of complexity and requires management to make difficult and subjective judgments which often require assumptions or estimates about highly uncertain matters. Changes in these judgments, assumptions or estimates could materially impact results of operations. This critical policy and its application are periodically reviewed with the Audit Committee and our Board of Directors.

BUSINESS COMBINATIONS

The Company accounts for business combinations under the purchase method of accounting. The application of this method of accounting requires the use of significant estimates and assumptions in the determination of the fair value of assets acquired and liabilities assumed in order to properly allocate purchase price consideration between assets that are amortized, accreted or depreciated from those that are recorded as goodwill. Our estimates of the fair values of assets acquired and liabilities assumed are based upon assumptions that we believe to be reasonable, and whenever necessary, include assistance from independent third-party appraisal and valuation firms.

ALLOWANCE FOR LOAN LOSSES AND RELATED PROVISION

The allowance for loan losses represents management’s estimate of probable loan losses inherent in the loan portfolio. Determining the amount of the allowance for loan losses is considered a critical accounting estimate because it requires significant judgment and the use of estimates related to the amount and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends and conditions, all of which may be susceptible to significant change. The loan portfolio also represents the largest asset type on the Company’s Consolidated Statements of Condition.

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

The allowance for loan losses is established through a provision for loan losses charged to expense. Management believes that the current allowance for loan losses will be adequate to absorb loan losses on existing loans that may become uncollectible based on the evaluation of known and inherent risks in the loan portfolio. The evaluation takes into consideration such factors as changes in the nature and size of the portfolio, overall portfolio quality, and specific problem loans and current economic conditions which may affect our borrowers’ ability to pay. The evaluation also details historical losses by loan category and the resulting loan loss rates which are projected for current loan total amounts. Loss estimates for specified problem loans are also detailed. Various regulatory agencies, as an integral part of their examination process, periodically review our allowance for loan losses. Such agencies may require us to make additional provisions for loan losses based upon information available to them at the time of their examination. All of the factors considered in the analysis of the adequacy of the allowance for loan losses may be subject to change. To the extent actual outcomes differ from management estimates, additional provisions for loan losses may be required that could materially adversely impact earnings in future periods. Additional information can be found in Note 1 of the Notes to Consolidated Financial Statements.

INCOME TAXES

The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. Judgment is required in assessing the future tax consequences of events that have been recognized in the Company’s consolidated financial statements or tax returns.

Fluctuations in the actual outcome of these future tax consequences could impact the Company’s consolidated financial condition or results of operations. Notes 1 (under the caption “Use of Estimates”) and 12 of the Notes to Consolidated Financial Statements include additional discussion on the accounting for income taxes.

GOODWILL

The Company has adopted the provisions of FASB ASC 350-10-05, which requires that goodwill be reported separate from other intangible assets in the Consolidated Statements of Condition and not be amortized but tested for impairment annually or more frequently if impairment indicators arise for impairment. No impairment charge was deemed necessary for the years ended December 31, 2014, 2013 and 2012.

FAIR VALUE OF INVESTMENT SECURITIES

The Company relies upon the guidance in FASB ASC 820-10-65 when determining fair value for the Company’s pooled trust preferred securities and private issue corporate bond. See Note 21 of the Notes to Consolidated Financial Statements, Fair Value Measurements and Fair Value of Financial Instruments, for further discussion.

Overview and Strategy

We serve as a holding company for the Bank, which is our primary asset and only operating subsidiary. We follow a business plan that emphasizes the delivery of customized banking services in our market area to customers who desire a high level of personalized service and responsiveness. The Bank conducts a traditional banking business, making commercial loans, consumer loans and residential and commercial real estate loans. In addition, the Bank offers various non-deposit products through non-proprietary relationships with third party vendors. The Bank relies upon deposits as the primary funding source for its assets. The Bank offers traditional deposit products.

Many of our customer relationships start with referrals from existing customers. We then seek to cross sell our products to customers to grow the customer relationship. For example, we will frequently offer an interest rate concession on credit products for customers that maintain a non-interest bearing deposit account at the Bank. This strategy has lowered our funding costs and helped slow the growth of our interest expense even as we have substantially increased our total deposits. It has also helped fuel our significant loan growth. We believe that the Bank’s significant growth and increasing profitability demonstrate the need for and success of our brand of banking.

Our results of operations depend primarily on our net interest income, which is the difference between the interest earned on our interest-earning assets and the interest paid on funds borrowed to support those assets, primarily deposits. Net interest margin is the difference between the weighted average rate received on interest-earning assets and the weighted average rate paid to fund those interest-earning assets, which is also affected by the average level of interest-earning assets as compared with that of interest-bearing liabilities. Net income is also affected by the amount of non-interest income and non-interest expenses.

General

The following discussion and analysis presents the more significant factors affecting the Company’s financial condition as of December 31, 2014 and 2013 and results of operations for each of the years in the three-year period ended December 31, 2013. The Merger was effective July 1, 2014, which significantly impacts comparisons to earlier periods. The MD&A should be read in conjunction with the consolidated financial statements, notes to consolidated financial statements and other information contained in this report. On July 1, 2014, the combined company changed its name to ConnectOne.

Operating Results Overview

Net income for the year ended December 31, 2014 was $18.6 million, a decrease of $1.4 million, or 6.8%, compared to net income of $19.9 million for 2013. Net income available to common shareholders for the year ended December 31, 2014 was $18.5 million, a decrease of $1.3 million, or 6.7%, compared to net income available to common shareholders of $19.8 million for 2013. Diluted earnings per share were $0.79 for 2014, a 34.7% decrease from $1.21 for 2013.

The decrease in net income from 2013 to 2014 was attributable to the following:

•	Increased net interest income of $33.2 million primarily due to the impact of the Merger and including net favorable purchase accounting adjustments of $5.3 million,

•

A higher loan loss provision of $4.3 million largely due to organic loan growth during 2014, the maturity and extension of acquired portfolio loans during the second half of 2014 and an increase in net loan charge-offs,

•

A $29.5 million increase in non-interest expense principally due to the impact of the Merger (including direct merger charges of $12.4 million), a $4.6 million loss on the extinguishment of debt and a $2.4 million charge on a fraudulent wire transfer, and

•	Increased income tax expense of $1.4 million resulting from nondeductible merger-related expenses incurred in 2014.

Net income for the year ended December 31, 2013 was $19.9 million, an increase of $2.4 million, or 13.8%, compared to net income of $17.5 million for 2012. Net income available to common shareholders for the year ended December 31, 2013 was $19.8 million, an increase of $2.6 million, or 14.9%, compared to net income available to common shareholders of $17.2 million for 2012. Diluted earnings per share were $1.21 for 2013, a 13.2% increase from $1.05 for 2012.

The increase in net income from 2012 to 2013 was resulted primarily from increased net interest income, which grew $2.7 million to $46.2 million in 2013.

Net Interest Income

Fully taxable equivalent net interest income for 2014 totaled $81.8 million, an increase of $33.1 million, or 67.9%, from 2013. The increase in net interest income was due to an increase in average interest-earning assets, which grew by 54.9% to $2.3 billion principally as a result of the Merger, as well as a 27 basis-point widening of the net interest margin to 3.57% due to net accretion of purchase accounting fair value adjustments recognized on acquired loans, securities, time deposits and borrowings and a reduction in the average rate paid on borrowings resulting from a $70 million debt extinguishment and subsequent refinancing accomplished at the end of the third quarter of 2014. Average total loans increased by 86.7% to $1.7 billion in 2014 from $908.8 million in 2013.

Fully taxable equivalent net interest income for 2013 totaled $48.7 million, an increase of $3.3 million, or 7.3%, from 2012. The increase in net interest income was primarily due to an increase in average interest-earning assets, principally loans, which increased by 11.4% to $908.8 million in 2013 from $815.5 million in 2012 partially offset by a two basis-point decline in the net interest margin to 3.30% in 2013.

Average Balance Sheets

The following table sets forth certain information relating to our average assets and liabilities for the years ended December 31, 2014, 2013 and 2012 and reflect the average yield on assets and average cost of liabilities for the periods indicated. Such yields are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown.

(Tax-Equivalent Basis)	Years Ended December 31,
	2014			2013			2012
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
	(Dollars in Thousands)
ASSETS
Interest-earning assets:
Investment securities(1)(2)	$508,024	$18,148	3.57%	$559,454	$19,108	3.42%	$541,339	$17,780	3.28%
Loans receivable(2)(3)(4)	1,696,977	77,669	4.58%	908,784	40,281	4.43%	815,501	38,921	4.77%
Restricted investment in bank stocks	14,946	636	4.26%	8,983	407	4.53%	9,120	452	4.96%
Federal funds sold and interest-earnings deposits with banks	68,152	138	0.20%	351	2	0.57%	2,766	8	0.29%

Total interest-earning assets	2,288,099	96,591	4.22%	1,477,572	59,798	4.05%	1,368,726	57,161	4.18%
Noninterest-earning assets:
Allowance for loan losses	(14,267)			(10,235)			(9,972)
Non-interest earning assets	246,692			165,933			179,719

Total assets	$2,520,524			$1,633,270			$1,538,473

LIABILITIES & STOCKHOLDERS’ EQUITY
Savings, NOW, money market, interest checking	$1,121,148	4,152	0.37%	$895,532	3,637	0.41%	$842,515	3,507	0.42%
Time deposits	424,603	4,108	0.97%	172,444	1,582	0.92%	189,060	1,901	1.01%

Total interest-bearing deposits	1,545,751	8,260	0.53%	1,067,976	5,219	0.49%	1,031,575	5,408	0.52%
Borrowings	288,798	6,301	2.18%	146,425	5,705	3.90%	156,905	6,200	3.95%
Subordinated debentures	5,155	156	3.03%	5,155	158	3.06%	5,155	168	3.26%
Capital lease obligation	1,528	91	5.96%	—	—	—	—	—	—

Total interest-bearing liabilities	1,841,232	14,808	0.80%	1,219,556	11,082	0.91%	1,193,635	11,776	0.99%
Noninterest bearing deposits	350,310			233,835			182,642
Other liabilities	16,728			14,854			12,482
Stockholders’ equity	312,254			165,025			149,714

Total liabilities and stockholders’ equity	$2,520,524			$1,633,270			$1,538,473

Net interest income/interest rate spread(5)		$81,783	3.42%		$48,716	3.14%		$45,385	3.19%
Tax-equivalent adjustment		(2,384)			(2,530)			(1,889)

Net interest income as reported		$79,399			$46,186			$43,496
Net interest margin(6)			3.57%			3.30%			3.32%

(1)	Average balances for available-for-sale securities are based on amortized cost.

(2)	Interest income is presented on a tax equivalent basis using 35% Federal tax rate.

(3)	Includes loan fee income.

(4)	Loans receivable include nonaccrual loans.

(5)	Represents difference between the average yield on interest earnings assets and the average cost of interest bearing liabilities and is presented on a fully tax equivalent basis.

(6)	Represents net interest income on a fully taxable equivalent basis divided by average total interest-earning assets.

Rate/Volume Analysis

The following table presents, by category, the major factors that contributed to the changes in net interest income. Changes due to both volume and rate have been allocated in proportion to the relationship of the dollar amount change in each.

	2014/2013 Increase (Decrease) Due to Change in:			2013/2012 Increase (Decrease) Due to Change in:
	Average Volume	Average Rate	Net Change	Average Volume	Average Rate	Net Change
	(Dollars in Thousands)
Interest income:
Investment securities:	$(1,918)	$958	$(960)	$1,224	$104	$1,328
Loans receivable	36,034	1,354	37,388	4,320	(2,960)	1,360
Restricted investment in bank stocks	252	(23)	229	(7)	(38)	(45)
Federal funds sold and interest-earnings deposits with banks	136	—	136	(6)	—	(6)

Total interest income	$34,504	$2,289	$36,793	$5,531	$(2,894)	$2,637

Interest expense:
Savings, NOW, money market, interest checking	$792	$(277)	$515	$231	$(101)	$130
Time deposits	2,435	91	2,526	(160)	(159)	(319)
Borrowings and subordinated debentures	1,089	(495)	594	(409)	(96)	(505)
Capital lease obligation	91	—	91	—	—	—

Total interest expense	$4,407	$(681)	$3,726	$(338)	$(356)	(694)

Change in net interest income	$30,097	$2,970	33,067	$5,869	$(2,538)	$3,331

Provision for Loan Losses

In determining the provision for loan losses, management considers national and local economic trends and conditions; trends in the portfolio including orientation to specific loan types or industries; experience, ability and depth of lending management in relation to the complexity of the portfolio; effects of changes in lending policies, trends in volume and terms of loans; levels and trends in delinquencies, impaired loans and net charge-offs and the results of independent third party loan and lease review.

For the year ended December 31, 2014, the provision for loan losses was $4.7 million, an increase of $4.3 million, compared to the provision for loan losses of $0.4 million for the same period in 2013. This increase resulted from organic loan growth during 2014, the maturity and extension of acquired portfolio loans during the second half of 2014 and an increase in net loan charge-offs.

For the year ended December 31, 2013, the provision for loan losses was $350,000, an increase of $25,000, compared to the provision for loan losses of $325,000 for the same period in 2012. The provision remained relatively flat reflective of the low level of net loan charge-offs and a decline in nonaccrual loans during 2013.

Noninterest Income

Noninterest income for the full-year 2014 increased by $0.6 million, or 9.4% to $7.5 million from $6.9 million in 2013. The increase was primarily the result of higher net investment securities gains, increasing by $1.1 million to $2.8 million for the year ended December 31, 2014 from $1.7 million for the year ended December 31, 2013, partially offset by a slight decline in deposit, loan and other income of $0.2 million to $2.8 million and a decline in annuity and insurance commissions of $0.1 million to $0.4 million for the year ended December 31, 2014.

The decline in fee income was the result of the Company de-emphasizing service charges, focusing instead on customer growth and retention. This strategy was particularly important during the Merger conversion process as the implementation of certain fees and other charges were intentionally delayed or waived.

For the year 2013, noninterest income decreased $0.4 million compared to the same period in 2012, primarily as a result of lower net securities gains of $0.3 million and $0.9 million related to a bargain gain on Saddle River acquisition in 2012, offset in part by increased service charges, commissions and fees on deposit accounts, annuity and insurance commissions, bank owned life insurance and loan related fees.

Noninterest Expense

Noninterest expenses for the full-year 2014 increased by $29.5 million, or 116.8% to $54.8 million from $25.3 million in 2013. The increase was primarily due to the impact of the Merger, including merger-related charges of $12.4 million. In addition, at the end of the third quarter of 2014, the Company repurchased $70.0 million of putable Federal Home Loan Bank advances which resulted in a loss on debt extinguishment of $4.6 million. The repurchase is expected to reduce interest expense and improve the Bank’s interest rate risk profile in future periods.

Noninterest expenses were largely unchanged in 2013 from 2012, increasing 0.3%. Excluding the repurchase agreement prepayment and termination fee and merger-related expenses recognized in 2012, noninterest expenses increased $1.6 million or 6.6%, primarily related to a growth in salaries and employee benefits, occupancy and equipment expense and advertising and promotion expense resulting from the operation of the Saddle River, Oakland and Englewood branches for all of 2013.

Income Taxes

Income tax expense was $8.8 million for the full-year 2014 compared to $7.5 million for the full-year 2013 and $7.7 million for the full-year 2012. The effective tax rates were 32.3% for 2014, 27.3% for 2013 and 30.5% for 2012. The increased effective tax rate in 2014 from 2013 resulted from nondeductible merger-related expenses incurred in 2014 as well as an increase in income subject to state taxes, while the decline in the effective tax rate in 2013 from 2012 was largely due to higher levels of tax-exempt income and lower income subject to state taxes.

For a more detailed description of income taxes see Note 12 of the Notes to Consolidated Financial Statements.

Financial Condition Overview

At December 31, 2014, the statement of financial condition reflected the Merger. The Company’s total assets were $3.4 billion, an increase of $1.8 billion from December 31, 2013. Loans were $2.5 billion, an increase of $1.6 billion from December 31, 2013. Deposits were $2.5 billion, an increase of $1.1 billion from December 31, 2013.

Loan Portfolio

The Bank’s lending activities are generally oriented to small-to-medium sized businesses, high net worth individuals, professional practices and consumer and retail customers living and working in the Bank’s market area of Bergen, Union, Morris, Essex, Hudson, Mercer and Monmouth counties, New Jersey. The Bank has not made loans to borrowers outside of the United States. The Bank believes that its strategy of high-quality customer service, competitive rate structures and selective marketing have enabled it to gain market share.

Commercial loans are loans made for business purposes and are primarily secured by collateral such as cash balances with the Bank, marketable securities held by or under the control of the Bank, business assets including accounts receivable, taxi medallions, inventory and equipment and liens on commercial and residential real estate. Commercial construction loans are loans to finance the construction of commercial or residential properties secured by first liens on such properties. Commercial real estate loans include loans secured by first liens on completed commercial properties, including multi- family properties, to purchase or refinance such properties. Residential mortgages include loans secured by first liens on residential real estate, and are generally made to existing customers of the Bank to purchase or refinance primary and secondary residences. Home equity loans and lines of credit include loans secured by first or second liens on residential real estate for primary or secondary residences. Consumer loans are made to individuals who qualify for auto loans, cash reserve, credit cards and installment loans.

During 2014 and 2013, loan portfolio growth was positively impacted in several ways including (i) an increase in demand for small business lines of credit, and business term loans as economic conditions have stabilized and begun to improve, (ii) industry consolidation and lending restrictions involving larger competitors allowing the Bank to gain market share, (iii) an increase in refinancing strategies employed by borrowers during the current low rate environment, and (iv) the Bank’s success in attracting highly experienced commercial loan officers with substantial local market knowledge.

Gross loans at December 31, 2014 totaled $2.5 billion, an increase of $1.6 billion, or 164.4%, over gross loans at December 31, 2013 of $960.6 million. The increase in gross loans was mostly attributed to the Merger, as Legacy ConnectOne loans totaled $1.3 billion at acquisition. The remaing increase was the result of organic loan growth of $0.3 million. The largest component of our loan portfolio at December 31, 2014 and December 31, 2013 was commercial real estate loans. Our commercial real estate loans at December 31, 2014 were $1.6 billion, an increase of $1.1 billion, or 204.6%, over commercial real estate loans at December 31, 2013 of $536.5 million. Our commercial loans were $499.8 million at December 31, 2014, an increase of $270.1 million, or 117.6%, over commercial loans at December 31, 2013 of $229.7 million. Our commercial construction loans at December 31, 2014 were $167.4 million, an increase of $124.6 million, or 291.7%, over commercial construction loans at December 31, 2013 of $42.7 million. Our residential real estate loans were $234.7 million at December 31, 2014, an increase of $84.1 million, or 55.9%, over residential real estate loans at December 31, 2013 of $150.6 million. Our consumer loans at December 31, 2014 were $2.9 million, an increase of $1.8 million, 165.6%, over consumer loans of $1.1 million at December 31, 2013. The growth in our loan portfolio reflects the success of our business strategy, in particular emphasizing high-quality customer service strategy, which has led to continued customer referrals.

The following table sets forth the classification of our loans by loan portfolio class as of December 31, 2014, 2013, 2012, 2011 and 2010:

	December 31,
	2014	2013	2012	2011	2010
	(Dollars in Thousands)
Commercial	$499,816	$229,688	$181,682	$146,711	$121,043
Commercial real estate	1,634,510	536,539	497,392	408,164	371,983
Commercial construction	167,359	42,722	40,277	39,388	49,467
Residential real estate	234,967	150,571	169,094	159,753	164,847
Consumer	2,879	1,084	1,104	959	513

Gross loans	2,539,531	960,604	889,549	754,975	707,853
Net deferred loan (income) costs	(890)	339	123	17	258

Total loans	2,538,641	960,943	889,672	754,992	708,111
Less: allowance for loan losses	14,160	10,333	10,237	9,602	8,867

Net loans	$2,524,481	$950,610	$879,435	$745,390	$699,244

The following table sets forth the classification of our loans by loan portfolio class and by fixed and adjustable rate loans as of December 31, 2014 and 2013 in term of contractual maturity.

	At December 31, 2014, Maturing
	In One Year or Less	After One Year through Five Years	After Five Years	Total
	(Dollars in Thousands)
Commercial	$212,548	$213,491	$73,776	$499,815
Commercial real estate	112,705	283,242	1,238,563	1,634,510
Commercial construction	116,035	43,824	7,500	167,359
Residential real estate	4,922	47,100	182,945	234,967
Consumer	689	1,450	741	2,880

Total	$446,899	$589,107	$1,503,525	$2,539,531

Loans with:
Fixed rates	$134,524	$352,660	$385,996	$873,180
Variable rates	312,375	236,447	1,117,529	1,666,351

Total	$446,899	$589,107	$1,503,525	$2,539,531

	At December 31, 2013, Maturing
	In One Year or Less	After One Year through Five Years	After Five Years	Total
	(Dollars in Thousands)
Commercial and industrial	$121,628	$52,219	$55,841	$229,688
Commercial real estate	22,910	108,786	404,843	536,539
Construction	31,994	10,728	—	42,722
Residential mortgage	911	9,594	140,066	150,571
Installment	745	225	114	1,084

Total	$178,188	$181,552	$600,864	$960,604

Loans with:
Fixed rates	$36,203	$119,477	$133,678	$289,358
Variable rates	141,985	62,075	467,186	671,246

Total	$178,188	$181,552	$600,864	$960,604

For additional information regarding loans, see Note 6 of the Notes to the Consolidated Financial Statements.

Asset Quality

General. One of our key objectives is to maintain a high level of asset quality. When a borrower fails to make a scheduled payment, we attempt to cure the deficiency by making personal contact with the borrower. Initial contacts typically are made 15 days after the date the payment is due, and late notices are sent approximately 15 days after the date the payment is due. In most cases, deficiencies are promptly resolved. If the delinquency continues, late charges are assessed and additional efforts are made to collect the deficiency. All loans which are delinquent 30 days or more are reported to the board of directors of the Bank on a monthly basis.

On loans where the collection of principal or interest payments is doubtful, the accrual of interest income ceases (“non-accrual” loans). Except for loans that are well secured and in the process of collection, it is our policy to discontinue accruing additional interest and reverse any interest accrued on any loan that is 90 days or more past due. On occasion, this action may be taken earlier if the financial condition of the borrower raises significant concern with regard to his/her ability to service the debt in accordance with the terms of the loan agreement. Interest income is not accrued on these loans until the borrower’s financial condition and payment record demonstrate an ability to service the debt.

Real estate acquired as a result of foreclosure is classified as OREO until sold. OREO is recorded at the lower of cost or fair value less estimated selling costs. Costs associated with acquiring and improving a foreclosed property are usually capitalized to the extent that the carrying value does not exceed fair value less estimated selling costs. Holding costs are charged to expense. Gains and losses on the sale of OREO are charged to operations, as incurred.

A loan is impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. As part of the evaluation of impaired loans, the Company individually reviews for impairment all non-homogeneous loans internally classified as substandard or below. Generally, smaller impaired non-homogeneous loans and impaired homogeneous loans are collectively evaluated for impairment.

In limited situations we will modify or restructure a borrower’s existing loan terms and conditions. A restructured loan is considered a troubled debt restructuring (“TDR”) when, for economic or legal reasons related to a borrower’s financial difficulties, we grant a concession to the borrower in modifying or renewing a loan that the institution would not otherwise consider. We had six TDRs totaling $1.8 million, which, as of December 31, 2014, were currently performing under their restructured terms. We had five TDRs totaling $5.7 million, which, as of December 31, 2013, were currently performing under their restructured terms.

Asset Classification. Federal regulations and our policies require that we utilize an internal asset classification system as a means of reporting problem and potential problem assets. We have incorporated an internal asset classification system, substantially consistent with Federal banking regulations, as a part of our credit monitoring system. Federal banking regulations set forth a classification scheme for problem and potential problem assets as “substandard,” “doubtful” or “loss” assets. An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. “Substandard” assets include those characterized by the “distinct possibility” that the insured institution will sustain “some loss” if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.” Assets classified as “loss” are those considered “uncollectible” and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets which do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are required to be designated “special mention.”

When an insured institution classifies one or more assets, or portions thereof, as “substandard” or “doubtful,” it is required that a general valuation allowance for loan losses be established for loan losses in an amount deemed prudent by management. General valuation allowances represent loss allowances which have been established to recognize the inherent losses associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies one or more assets, or portions thereof, as “loss,” it is required either to establish a specific allowance for losses equal to 100% of the amount of the asset so classified or to charge off such amount.

A bank’s determination as to the classification of its assets and the amount of its valuation allowances is subject to review by Federal bank regulators which can order the establishment of additional general or specific loss allowances. The Federal banking agencies have adopted an interagency policy statement on the allowance for loan and lease losses. The policy statement provides guidance for financial institutions on both the responsibilities of management for the assessment and establishment of allowances and guidance for banking agency examiners to use in determining the adequacy of general valuation guidelines. Generally, the policy statement recommends that institutions have effective systems and controls to identify, monitor and address asset quality problems; that management analyze all significant factors that affect the collectability of the portfolio in a reasonable manner; and that management establish acceptable allowance evaluation processes that meet the objectives set forth in the policy statement. Our management believes that, based on information currently available, our allowance for loan losses is maintained at a level which covers all known and probable incurred losses in the portfolio at each reporting date. However, actual losses are dependent upon future events and, as such; further additions to the level of allowances for loan losses may become necessary.

The table below sets forth information on our classified assets designated special mention at the dates indicated.

	2014	2013
	(dollars in thousands)
Classified Assets:
Substandard	$42,262	$17,164
Doubtful	289	672
Loss	—	—

Total classified assets	42,551	17,836
Special Mention Assets	19,305	17,241

Total classified and special mention assets	$61,856	$35,077

Nonperforming and Past Due Loans and OREO

Nonperforming loans include nonaccrual loans and accruing loans which are contractually past due 90 days or more. Nonaccrual loans represent loans on which interest accruals have been suspended. It is the Company’s general policy to consider the charge-off of loans, or a portion thereof, when they become contractually past due ninety days or more as to interest or principal payments or when other internal or external factors indicate that collection of principal or interest is doubtful. Troubled debt restructurings represent loans on which a concession was granted to a borrower, such as a reduction in interest rate to a rate lower than the current market rate for new debt with similar risks, and which are currently performing in accordance with the modified terms. The Company previously reported performing troubled debt restructured loans as a component of nonperforming assets. For additional information regarding loans, see Note 6 of the Notes to the Consolidated Financial Statements.

The following table sets forth, as of the dates indicated, the amount of the Company’s nonaccrual loans, accruing loans past due 90 days or more, other real estate owned (“OREO”) and troubled debt restructurings.

	At December 31,
	2014	2013	2012	2011	2010
	(Dollars in Thousands)
Nonaccrual loans	$11,609	$3,137	$3,616	$6,871	$11,174
OREO	1,108	220	1,300	591	—

Total nonperforming assets	$12,717	$3,357	$4,916	$7,462	$11,174

Troubled debt restructuring—performing	$1,763	$5,746	$6,813	$7,459	$7,035

Loans past due 90 days and still accruing	$1,211	$—	$55	$1,029	$714

Nonaccrual loans to total loans	0.46%	0.33%	0.41%	0.91%	1.58%
Nonaccrual loans and loans past due 90 days and still accruing to total loans	0.50%	0.33%	0.41%	1.05%	1.68%
Nonperforming assets to total assets	0.37%	0.20%	0.30%	0.52%	0.93%

Allowance for Loan Losses and Related Provision

The allowance for loan losses is a reserve established through charges to earnings in the form of a provision for loan losses. We maintain an allowance for loan losses at a level considered adequate to provide for all known and probable incurred losses in the portfolio. The level of the allowance is based on management’s evaluation of estimated losses in the portfolio, after consideration of risk characteristics of the loans and prevailing and anticipated economic conditions. Loan charge-offs (i.e., loans judged to be uncollectible) are charged against the reserve and any subsequent recovery is credited. Our officers analyze risks within the loan portfolio on a continuous basis and through an external independent loan review function, and the results of the loan review function are also reviewed by our Audit Committee. A risk system, consisting of multiple grading categories for each portfolio class, is utilized as an analytical tool to assess risk and appropriate reserves. In addition to the risk system, management further evaluates risk characteristics of the loan portfolio under current and anticipated economic conditions and considers such factors as the financial condition of the borrower, past and expected loss experience, and other factors which management feels deserve recognition in establishing an appropriate reserve. These estimates are reviewed at least quarterly and, as adjustments become necessary, they are recognized in the periods in which they become known. Although management strives to maintain an allowance it deems adequate, future economic changes, deterioration of borrowers’ creditworthiness, and the impact of examinations by regulatory agencies all could cause changes to our allowance for loan losses.

At December 31, 2014, the allowance for loan losses was $14.2 million, an increase of $3.8 million or 37.0%, from $10.3 million for the year ended December 31, 2013. Net charge-offs totaled $0.9 million during 2014 and $0.3 million for 2013. The allowance for loan losses as a percentage of loans receivable was 0.56% at December 31, 2014 and 1.08% at December 31, 2013. The decrease in this percentage was due to the Merger, as Legacy ConnectOne loans were recorded at fair value, including a credit risk discount. In purchase accounting, any allowance for loan losses on an acquired loan portfolio is reversed and a credit risk discount is applied directly to the acquired loan balances.

Five-Year Statistical Allowance for Loan Losses

The following table reflects the relationship of loan volume, the provision and allowance for loan losses and net charge-offs for the past five years.

	Years Ended December 31,
	2014	2013	2012	2011	2010
	(Dollars in Thousands)
Balance at the beginning of year	$10,333	$10,237	$9,602	$8,867	$8,711
Charge-offs:
Commercial	777	132	57	1,985	3,348
Residential real estate	159	175	454	23	1,552
Consumer	—	22	16	20	40

Total charge-offs	936	329	527	2,028	4,940

Recoveries:
Commercial	50	69	620	255	13
Residential real estate	19	—	210	53	1
Consumer	11	6	7	7	6

Total recoveries	80	75	837	315	20

Net charge-offs (recoveries)	856	254	(310)	1,713	4,920
Provision for loan losses	4,683	350	325	2,448	5,076

Balance at end of year	$14,160	$10,333	$10,237	$9,602	$8,867

Ratio of net charge-offs (recoveries) during the year to average loans outstanding during the year	0.05%	0.03%	(0.04)%	0.24%	0.69%
Allowance for loan losses as a percentage of total loans at end of year	0.56%	1.08%	1.15%	1.27%	1.25%

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

The table below shows, for three types of loans, the amounts of the allowance allocable to such loans and the percentage of such loans to total loans.

	Commercial		Residential real estate		Consumer		Unallocated
	Amount of Allowance	Loans to Total Loans %	Amount of Allowance	Loans to Total Loans %	Amount of Allowance	Loans to Total Loans %	Amount of Allowance	Total
	(Dollars in Thousands)
2014	$12,121	90.6	1,113	9.3	7	0.1	919	14,160
2013	7,806	84.2	990	15.7	146	0.1	1,391	10,333
2012	7,944	80.9	1,528	19.0	114	0.1	651	10,237
2011	8,206	78.7	1,263	21.2	51	0.1	82	9,602
2010	7,538	76.6	1,038	23.3	52	0.1	239	8,867

Investment Portfolio

For the year ended December 31, 2014, the average volume of investment securities decreased by $51.4 million to approximately $508.0 million or 22.2% of average earning assets, from $559.4 million on average, or 37.9% of average earning assets, in 2013. At December 31, 2014, the total investment portfolio amounted to $514.2 million, a decrease of $24.1 million from December 31, 2013. At December 31, 2014, the principal components of the investment portfolio are U.S. Treasury and Government Agency Obligations, Federal Agency Obligations including mortgage-backed securities, Obligations of U.S. states and political subdivision, corporate bonds and notes, and other debt and equity securities.

During the year ended December 31, 2014, volume related factors decreased investment revenue by $1.9 million. The tax-equivalent yield on investments increased by 15 basis points to 3.6% from a yield of 3.4% during the year ended December 31, 2013. The decrease in the investment portfolio resulted from a focus for asset growth primarily towards funding to loan volumes. This caused the Corporation to prudently decrease the size of its investment portfolio in an effort to deploy excess cash into loans.

During 2013, the Company reclassified at fair value approximately $138.3 million in available-for-sale investment securities to the held-to-maturity category. The related after-tax losses of approximately $1.5 million (on a pre-tax basis of $2.6 million) remained in accumulated other comprehensive income and will be amortized over the remaining life of the securities as an adjustment of yield, offsetting the related amortization of the premium or accretion of the discount on the transferred securities. No gains or losses were recognized at the time of reclassification. Management considers the held- to-maturity classification of these investment securities to be appropriate as the Company has the positive intent and ability to hold these securities to maturity. There were no reclassifications any securities in 2014.

There were no holdings of any trust preferred security (“Pooled TRUPS”) in 2014. The Company owned one pooled trust preferred security in 2013, which consisted of securities issued by financial institutions and insurance companies. The Company held the mezzanine tranche of these securities. Senior tranches generally are protected from defaults by over-collateralization and cash flow default protection provided by subordinated tranches, with senior tranches having the greatest protection and mezzanine tranches subordinated to the senior tranches. During 2013, a Pooled TRUP, ALESCO VII, incurred its eighteenth interruption of cash flow payments to date. Management reviewed the expected cash flow analysis and credit support to determine if it was probable to that all principal and interest would be repaid, and recorded an other-than-temporary impairment charge of $628,000 for the twelve months ended December 31, 2013. The new cost basis for this security had been written down to $260,000. This security was sold effective December 31, 2013 at the new cost basis

At December 31, 2014, the Company did not own any private label mortgage backed securities which required evaluation for impairment. The Company owned one variable rate private label collateralized mortgage obligation (CMO) in 2013, which was evaluated for impairment, which was subsequently sold. The Company recorded $24,000 in principal losses in 2013. The Company recorded $318,000 in principal losses and $484,000 other-than-temporary charge on this bond in 2012.

Securities available-for-sale are a part of the Company’s interest rate risk management strategy and may be sold in response to changes in interest rates, changes in prepayment risk, liquidity management and other factors. The Company continues to reposition the investment portfolio as part of an overall corporate-wide strategy to produce reasonable and consistent margins where feasible, while attempting to limit risks inherent in the Company’s balance sheet.

At December 31, 2014, the net unrealized gain carried as a component of accumulated other comprehensive income and included in stockholders’ equity, net of tax, amounted to a net unrealized gain of $4.9 million as compared with a net unrealized gain of $2.4 million at December 31, 2013, resulting from changes in market conditions and interest rates at December 31, 2014. As a result of the inactive condition of the markets amidst the financial crisis, the Company elected to treat certain securities under a permissible alternate valuation approach at December 31, 2013. No alternative valuation approaches were used for any holdings at December 31, 2014. For additional information regarding the Company’s investment portfolio, see Note 5, Note 15, Note 20 and Note 21 of the Notes to the Consolidated Financial Statements.

During 2014, securities sold from the Company’s available-for-sale portfolio amounted to $91.6 million, as compared with $122.2 million in 2013. The gross realized gains on securities sold, called or matured amounted to approximately $2,837,000 in 2014 compared to $2,451,000 in 2013, while the gross realized losses were $19,000, with no impairment charges, in 2014 compared to $740,000 in 2013, which included impairment charges of $652,000. During 2013, the Company recorded an other-than-temporary charge of $628,000 on the Pooled TRUP, ALESCO VII, and $24,000 in principal losses on the same variable rate private label CMO. During 2012, the Company recorded an other-than-temporary charge of $68,000 on the Pooled TRUP, ALESCO VII, a $484,000 other-than-temporary charge on a variable rate private label CMO and $318,000 in principal losses on the same variable rate private label CMO.

The table below illustrates the maturity distribution and weighted average yield on a tax-equivalent basis for investment securities at December 31, 2014, on a contractual maturity basis.

	Due in 1 year or less		Due after 1 year through 5 years		Due after 5 years through 10 years		Due after 10 years		Total
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Market Value
	(Dollars in thousands)
Investment Securities Available-for-Sale:
Federal Agency Obligations	$7	0.69%	$3,330	1.72%	$786	2.69%	$28,527	2.21%	$32,650	2.17%	$32,817
Residential Mortgage Pass-through Securities	20	—	722	1.82	2,159	2.11	55,935	2.82	58,836	2.78	60,356
Commercial Mortgage Pass-through Securities	—	—	3,042	2.42	—	—	—	—	3,042	2.42	3,046
Obligations of U.S. States and Political Subdivisions	—	—	—	—	5,259	4.51	2,942	5.75	8,201	4.95	8,406
Trust Preferred	—	—	—	—	4,500	5.37	11,586	5.81	16,086	5.69	16,306
Corporate Bonds and Notes	12,896	2.72	32,492	3.44	74,450	4.31	—	—	119,838	3.90	125,777
Asset-backed Securities	—	—	5,165	0.79	8,303	1.19	13,925	0.86	27,393	0.95	27,502
Certificates of Deposit	—	—	1,381	1.93	495	2.12	222	2.62	2,098	2.05	2,123
Equity Securities	—	—	—	—	—	—	376	0.48	376	0.48	307
Other Securities	—	—	8,467	2.31	—	—	4,474	1.12	12,941	1.90	12,892

Total	$12,923	2.71%	$54,599	2.79%	$95,952	4.03%	$117,987	2.74%	$281,461	3.19%	$289,532
Investment Securities Held-to-Maturity
U.S. Treasury and Agency Securities	$—	—%	$—	—%	$28,264	2.50%	$—	—%	$28,264	2.50%	$29,184
Federal Agency Obligations	—	—	—	—	45	4.34	27,058	2.63	27,103	2.63	27,397
Residential Mortgage Pass-through Securities	6	—	222	0.64	369	1.72	5,358	2.25	5,955	2.15	5,983
Commercial Mortgage Pass-through Securities	—	—	2,870	2.25	1,396	2.29	—	—	4,266	2.26	4,316
Obligations of U.S. States and Political Subdivisions	—	—	3,193	4.26	13,790	4.01	103,161	4.73	120,144	4.63	124,596
Corporate Bonds and Notes	5,001	4.19	6,019	1.40	27,930	3.80	—	—	38,950	3.48	39,969

Total	$5,007	4.18%	$12,304	2.33%	$71,794	3.29%	$135,577	4.21%	$224,682	3.81%	$231,445

Total Investment Securities	$17,930	3.12%	$66,903	2.71%	$167,746	3.71%	$253,564	3.53%	$506,143	3.46%	$520,977

For information regarding the carrying value of the investment portfolio, see Note 5, Note 20 and Note 21 of the Notes to the Consolidated Financial Statements.

The securities listed in the table above are either rated investment grade by Moody’s and/or Standard and Poor’s or have shadow credit ratings from a credit agency supporting investment grade and conform to the Company’s investment policy guidelines. There were no municipal securities of any single issuer exceeding 10 percent of stockholders’ equity at December 31, 2014.

Equity securities and other securities do not have a contractual maturity and are included in the Due after ten years maturity in the table above.

The following table sets forth the carrying value of the Company’s investment securities, as of December 31 for each of the last three years.

	2014	2013	2012
	(Dollars in Thousands)
Investment Securities Available-for-Sale:
U.S. treasury & agency securities	$—	$13,519	$11,909
Federal agency obligations	32,817	19,941	20,535
Residential mortgage pass-through securities	60,356	48,874	53,784
Commercial mortgage pass-through securities	3,046	6,991	9,969
Obligations of U.S. States and political subdivisions	8,406	31,460	107,714
Trust preferred securities	16,306	19,403	21,249
Corporate bonds and notes	125,777	158,630	237,405
Collateralized mortgage obligations	—	—	2,120
Asset-backed securities	27,502	15,979	19,742
Certificates of deposit	2,123	2,262	2,865
Equity securities	307	287	325
Other securities	12,892	5,724	9,198

Total	$289,532	$323,070	$496,815

Investment Securities Held-to-Maturity:
U.S. treasury & agency securities	$28,264	$28,056	$—
Federal agency obligations	27,103	15,249	4,178
Residential mortgage pass-through securities	5,955	2,246	—
Commercial mortgage-backed securities	4,266	4,417	5,501
Obligations of U.S. States and political subdivisions	120,144	127,418	48,385
Corporate bonds and notes	38,950	37,900	—

Total	$224,682	$215,286	$58,064

Total investment securities	$514,214	$538,356	$554,879

For other information regarding the Company’s investment securities portfolio, see Note 5 and Note 21 of the Notes to the Consolidated Financial Statements.

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

We currently utilize net interest income simulation and economic value of equity (“EVE”) models to measure the potential impact to the Bank of future changes in interest rates. As of December 31, 2014 and December 31, 2013 the results of the models were within guidelines prescribed by our Board of Directors. If model results were to fall outside prescribed ranges, action, including additional monitoring and reporting to the Board, would be required by the ALCO and Bank’s management.

The net interest income simulation model attempts to measure the change in net interest income over the next one-year period, and over the next three-year period on a cumulative basis, assuming certain changes in the general level of interest rates.

In our model, which was run as of December 31, 2014, we estimated that, over the next one-year period, a 200 basis-point increase in the general level of interest rates will increase our net interest income by 0.29%, while a 100 basis-point decrease in interest rates will also decrease net interest income by 3.41%. As of December 31, 2013, we estimated that, over the next one-year period, a 200 basis-point increase in the general level of interest rates will decrease our net interest income by 1.44%, while a 100 basis-point decrease in the general level of interest rates will decrease our net interest income by 0.89%.

In our model, which was run as of December 31, 2014, we estimated that, over the next three years on a cumulative basis, a 200 basis-point increase in the general level of interest rates will increase our net interest income by 2.76%, while a 100 basis-point decrease in interest rates will decrease net interest income by 6.54%. As of December 31, 2013, we estimated that, over the next three years on a cumulative basis, a 200 basis-point increase in the general level of interest rates will increase our net interest income by 0.81%, while a 100 basis-point decrease in interest rates will decrease net interest income by 4.93%.

An EVE analysis is also used to dynamically model the present value of asset and liability cash flows with rate shocks of up 200 basis points and down 100 basis points. The economic value of equity is likely to be different as interest rates change. Our EVE as of December 31, 2014, would decline by 15.02% with a rate shock of up 200 basis points, and increase by 13.65% with a rate shock of down 100 basis points. Our EVE as of December 31, 2013, would decline by 16.65% with a rate shock of up 200 basis points, and increase by 14.04% with a rate shock of down 100 basis points.

The following table reflects the Company’s net interest income sensitivity over a one-year period and economic value of equity sensitivity as of December 31, 2014:

Interest rates (basis points)	Estimated EVE	Estimated change in EVE		Estimated NII	Estimated change in NII
		Amount	Percent		Amount	Percent
(Dollars in thousands)
+300	$315,759	$(101,700)	(24.4)%	$108,863	$957	0.9%
+200	354,737	(62,722)	(15.0)	108,223	317	0.3
+100	389,140	(28,319)	(6.8)	107,791	(115)	(0.1)
0	417,459	—	—	107,906	—	—
-100	474,459	57,000	13.8	104,231	(3,675)	(3.4)

Estimates of Fair Value

The estimation of fair value is significant to certain assets of the Company, including available-for-sale investment securities. These are all recorded at either fair value or the lower of cost or fair value. Fair values are volatile and may be influenced by a number of factors. Circumstances that could cause estimates of the fair value of certain assets and liabilities to change include a change in prepayment speeds, expected cash flows, credit quality, discount rates, or market interest rates. Fair values for most available for sale investment securities are based on quoted market prices. If quoted market prices are not available, fair values are based on judgments regarding future expected loss experience, current economic condition risk characteristics of various financial instruments, and other factors. See Note 21 of the Notes to Consolidated Financial Statements for additional discussion.

These estimates are subjective in nature, involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

Impact of Inflation and Changing Prices

The financial statements and notes thereto presented elsewhere herein have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of the operations; unlike most industrial companies, nearly all of the Company’s assets and liabilities are monetary. As a result, interest rates have a greater impact on performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

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

At December 31, 2014, the amount of liquid assets remained at a level management deemed adequate to ensure that, on a short and long-term basis, contractual liabilities, depositors’ withdrawal requirements, and other operational and customer credit needs could be satisfied. As of December 31, 2014, liquid assets (cash and due from banks, interest-bearing deposits with banks and unencumbered investment securities) were $418.2 million, which represented 12.1% of total assets and 16.9% of total deposits and borrowings, compared to $515.8 million at December 31, 2013, which represented 30.8% of total assets 34.5% of total deposits and borrowings on such date.

The Bank is a member of the Federal Home Loan Bank of New York and, based on available qualified collateral as of December 31, 2014, had the ability to borrow $771.6 million. In addition, at December 31, 2014, the Bank had in place borrowing capacity of $62.0 million through correspondent banks. The Bank also has a credit facility established with the Federal Reserve Bank of New York for direct discount window borrowings with approximate capacity based on pledged collateral of $112 million. At December 31, 2014, the Bank had aggregate available and unused credit of $482.1 million, which represents the aforementioned facilities totaling $945.6 million net of the $463.5 million in outstanding borrowings. At December 31, 2014, outstanding commitments for the Bank to extend credit were $489.8 milion.

Cash and cash equivalents totaled $126.8 million on December 31, 2014, increasing by $44.2 million or 53.4%, from $82.7 million at December 31, 2013. Operating activities provided $26.0 million in net cash. Investing activities used $144.4 million in net cash, primarily reflecting an increase in loans, which was offset in part by cash flow of from the securities portfolio. Financing activities provided $162.5 million in net cash, primarily reflecting a net increase of $82.3 million in deposits and $86.2 million in borrowings.

Deposits

Deposits are our primary source of funds. Average total deposits increased $594.3 million, or 45.6%, to $1.9 billion in 2014 from $1.3 billion in 2013, due to the impact of the Merger and a growth in core deposits, primarily in money market accounts deposits. Transaction and non-transaction (time) deposits have grown as the customer’s base has expanded.

The following table sets forth the average amount of various types of deposits for each of the periods indicated.

	December 31,
	2014 Average		2013 Average		2012 Average
	Balance	Rate	Balance	Rate	Balance	Rate
	(dollars in thousands)
Demand, non-interest bearing	$350,310	—	$233,835	—	$182,642	—
Demand, interest bearing & NOW	339,707	0.43%	298,530	0.40%	279,631	0.42%
Money market accounts	584,586	0.41%	411,209	0.44%	372,140	0.44%
Savings	196,855	0.16%	185,793	0.33%	190,744	0.37%
Time	424,604	1.13%	172,444	0.92%	189,060	1.01%

Total Deposits	$1,896,062	0.47%	$1,301,811	0.40%	$1,214,217	0.45%

The following table summarizes the maturity distribution of time deposits in denomination of $250,000 or more:

	December 31, 2014	December 31, 2013
	(dollars in thousands)
3 months or less	$12,089	$7,127
3 to 6 months	14,804	19,465
6 to 12 months	50,885	10,411
Over 12 months	30,203	24,851

Total	$107,981	$61,854

Borrowings

Borrowings consist of long and short term advances from the Federal Home Loan Bank and securities sold under agreements to repurchase. Federal Home Loan Bank advances are secured, under the terms of a blanket collateral agreement, by commercial mortgage loans. As of December 31, 2014, the Company had $495.6 million in notes outstanding at a weighted average interest rate of 1.5%. As of December 31, 2013, the Company had $146.0 million in notes outstanding at a weighted average interest rate of 3.8%.

Contractual Obligations and Other Commitments

The following table summarizes contractual obligations at December 31, 2014 and 2013 and the effect such obligations are expected to have on liquidity and cash flows in future periods.

	Total	Less Than 1 Year	1 – 3 Years	4 – 5 Years	After 5 Years
	(Dollars in Thousands)
December 31, 2014
Contractual Obligations:
Operating lease obligations	$15,480	$2,062	$3,450	$2,819	$7,509

Total contracted cost obligations	15,480	2,062	3,450	2,819	7,509

Other Long-term Liabilities/Long-term Debt
Time Deposits	669,398	350,390	188,166	130,842	—
Federal Home Loan Bank advances and repurchase agreements	495,553	278,372	76,000	130,000	11,181
Capital lease	4,508	291	878	642	2,697
Subordinated debentures	5,155	—	—	—	5,155

Total Other Long-term Liabilities/Long-term Debt	1,174,614	629,053	265,044	261,484	19,033

Other Commercial Commitments—Off Balance Sheet:
Commitments under commercial loans and lines of credit	236,447	132,307	104,140	—	—
Home equity and other revolving lines of credit	56,031	21,892	34,139	—	—
Outstanding commercial mortgage loan commitments	169,043	141,089	27,954	—	—
Standby letters of credit	27,500	20,151	7,349	—	—
Overdraft protection lines	800	517	283	—	—

Total off balance sheet arrangements and contractual obligations	489,821	315,956	173,865	—	—

Total contractual obligations and other commitments	$1,678,178	$946,949	$441,926	$263,852	$25,451

	Total	Less Than 1 Year	1 – 3 Years	4 – 5 Years	After 5 Years
	(Dollars in Thousands)
December 31, 2013
Contractual Obligations:
Operating lease obligations	$11,543	$920	$1,735	$1,599	$7,289

Total contracted cost obligations	11,543	920	1,735	1,599	7,289

Other Long-term Liabilities/Long-term Debt
Time Deposits	151,953	102,106	45,437	4,410	—
Federal Home Loan Bank advances and repurchase agreements	146,000	—	50,000	56,000	40,000
Subordinated debentures	5,155	—	—	—	5,155

Total Other Long-term Liabilities/Long-term Debt	303,108	102,106	95,437	60,410	45,155

Other Commercial Commitments—Off Balance Sheet:
Commitments under commercial loans and lines of credit	109,661	109,661	—	—	—
Home equity and other revolving lines of credit	41,836	41,836	—	—	—
Outstanding commercial mortgage loan commitments	48,129	39,568	8,561	—	—
Standby letters of credit	9,655	9,655	—	—	—
Performance letters of credit	21,844	21,844	—	—	—
Outstanding residential mortgage loan commitments	1,858	1,858	—	—	—
Overdraft protection lines	5,273	5,273	—	—	—

Total off balance sheet arrangements and contractual obligations	238,256	229,695	8,561	—	—

Total contractual obligations and other commitments	$552,907	$332,721	$105,733	$62,009	$52,444

Capital

The maintenance of a solid capital foundation continues to be a primary goal for the Company. Accordingly, capital plans and dividend policies are monitored on an ongoing basis. The most important objective of the capital planning process is to balance effectively the retention of capital to support future growth and the goal of providing stockholders with an attractive long-term return on their investment.

The Company’s Tier I leverage capital (defined as tangible stockholders’ equity for common stock and Trust Preferred Capital Securities) at December 31, 2014 amounted to $301.6 million or 9.4% of average total assets. At December 31, 2013, the Company’s Tier I leverage capital amounted to $159.4 million or 9.7% of average total assets. Tier I capital excludes the effect of FASB ASC 320-10-05, which amounted to $3.6 million of net unrealized gains, after tax, on securities available-for-sale at December 31, 2014 (and would be reported as a component of accumulated other comprehensive income which is included in stockholders’ equity), and is reduced by goodwill and intangible assets, which amounted to $150.7 million as of December 31, 2014. For information on goodwill and intangible assets, see Note 1 to the Consolidated Financial Statements.

United States bank regulators have issued guidelines establishing minimum capital standards related to the level of assets and off balance-sheet exposures adjusted for credit risk. Specifically, these guidelines categorize assets and off balance-sheet items into four risk-weightings and require banking institutions to maintain a minimum ratio of capital to risk-weighted assets. At December 31, 2014, the Company’s Tier I and total risk-based capital ratios were 9.4% and 10.9%, respectively. For information on risk-based capital and regulatory guidelines for the Parent Corporation and its bank subsidiary, see Note 15 to the Consolidated Financial Statements.

The foregoing capital ratios are based in part on specific quantitative measures of assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by the bank regulators regarding capital components, risk weightings and other factors.

The company has reviewed the potential effect Basel III will have on capital balances. For information regarding Basel III, see Part I, Item 1, “Business”.

Subordinated Debentures

On December 19, 2003, Center Bancorp Statutory Trust II, a statutory business trust and wholly-owned subsidiary of the Parent Corporation issued $5.0 million of, MMCapS capital securities to investors due on January 23, 2034. The capital securities presently qualify as Tier I capital. The trust loaned the proceeds of this offering to the Company and received in exchange $5.2 million of the Parent Corporation’s subordinated debentures. The subordinated debentures are redeemable in whole or in part prior to maturity. The floating interest rate on the subordinate debentures is three-month LIBOR plus 2.85% and reprices quarterly. The rate at December 31, 2014 was 3.08%.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Interest Sensitivity

MARKET RISK

Interest rate risk management is our primary market risk. See “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operation—Interest Rate Sensitivity Analysis” herein for a discussion of our management of our interest rate risk.

8. Financial Statements and Supplementary Data

All Financial Statements:

The following financial statements are filed as part of this report under Item 8—“Financial Statements and Supplementary Data.”

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
ConnectOne Bancorp, Inc.
Englewood Cliffs, New Jersey

We have audited the accompanying consolidated statement of financial condition of ConnectOne Bancorp, Inc. (formerly known as Center Bancorp, Inc.) (“the Company”) as of December 31, 2014, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for the year ended December 31, 2014. We also have audited the Company’s internal control over financial reporting as of December 31, 2014, based on criteria established in the 2013 Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting as disclosed in Item 9A. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinion.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2014, and the results of its operations and its cash flows for the year ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of

December 31, 2014, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/Crowe Horwath LLP
Crowe Horwath LLP
Livingston, New Jersey
March 13, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
ConnectOne Bancorp, Inc.
Englewood Cliffs, New Jersey

We have audited the accompanying consolidated statement of financial condition of ConnectOne Bancorp, Inc. (formerly known as Center Bancorp, Inc.) and its subsidiaries (the “Company”) as of December 31, 2013, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for the year ended December 31, 2013. ConnectOne Bancorp, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2013, and the consolidated results of its operations and its cash flows for the year ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP
BDO USA, LLP
Philadelphia, Pennsylvania
March 5, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
ConnectOne Bancorp, Inc.
Englewood Cliffs, New Jersey

We have audited the accompanying consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for the year ended December 31, 2012 of ConnectOne Bancorp, Inc. (formerly known as Center Bancorp, Inc.) and subsidiaries (the “Company”). These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of the Company’s operations and cash flows for the year ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

/s/ Baker Tilly Virchow Krause, LLP
Baker Tilly Virchow Krause, LLP
Allentown, Pennsylvania
March 13, 2013

ConnectOne Bancorp, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31,
	2014	2013
	(in thousands, except for share data)
ASSETS
Cash and due from banks	$31,813	$82,692
Interest-bearing deposits with banks	95,034	—

Cash and due from banks	126,847	82,692

Investment securities:
Securities available-for-sale	289,532	323,070
Securities held-to-maturity (fair value of $231,445 and $210,958)	224,682	215,286
Loans receivable	2,538,641	960,943
Less: Allowance for loan losses	14,160	10,333

Net loans receivable	2,524,481	950,610
Investment in restricted stock, at cost	23,535	8,986
Bank premises and equipment, net	20,653	13,681
Accrued interest receivable	11,700	6,802
Bank-owned life insurance	52,518	35,734
Other real estate owned	1,108	220
Due from brokers for investment securities	—	8,759
Goodwill	145,909	16,804
Core deposit intangibles	4,825	24
Other assets	22,782	10,414

Total assets	$3,448,572	$1,673,082

LIABILITIES
Deposits:
Noninterest-bearing	$492,516	$227,370
Interest-bearing	1,983,091	1,114,635

Total deposits	2,475,607	1,342,005
Borrowings	495,553	146,000
Subordinated debentures	5,155	5,155
Accounts payable and accrued liabilities	26,038	11,338

Total liabilities	3,002,353	1,504,498

Commitments and Contingencies
Stockholders’ Equity
Preferred Stock, $1,000 liquidation value per share: Authorized 5,000,000 shares; issued and outstanding 11,250 shares of Series B preferred stock at December 31, 2014 and 2013; total liquidation value of $11,250 at December 31, 2014 and 2013	11,250	11,250
Common stock, no par value: Authorized 50,000,000 shares; issued 31,758,558 shares at December 31, 2014 and 18,477,412 shares at December 31, 2013; outstanding 29,694,636 shares at December 31, 2014 and 16,369,012 at December 31, 2013	374,287	110,056
Additional paid-in capital	6,015	4,986
Retained earnings	72,398	61,914
Treasury stock, at cost (2,063,922 shares at December 31, 2014 and 2,108,400 at December 31, 2013)	(16,717)	(17,078)
Accumulated other comprehensive loss	(1,014)	(2,544)

Total stockholders’ equity	446,219	168,584

Total liabilities and stockholders’ equity	$3,448,572	$1,673,082

See the accompanying notes to the consolidated financial statements.

ConnectOne Bancorp, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2014	2013	2012
	(in thousands, except for share and per share data)
Interest income:
Interest and fees on loans	$77,669	$40,132	$38,921
Interest and dividends on investment securities:
Taxable	12,024	12,189	12,269
Nontaxable	3,740	4,422	3,507
Dividends	636	523	567
Interest on federal funds sold and other short-term investment	138	2	8

Total interest income	94,207	57,268	55,272

Interest expense:
Deposits	8,260	5,219	5,408
Borrowings	6,548	5,863	6,368

Total interest expense	14,808	11,082	11,776

Net interest income	79,399	46,186	43,496
Provision for loan losses	4,683	350	325

Net interest income after provision for loan losses	74,716	45,836	43,171

Noninterest income:
Annuity and insurance	382	489	204
Bank-owned life insurance commissions	1,303	1,364	1,018
Net gains on sale of loans held for sale	182	294	484
Bargain gain on acquisition	—	—	899
Deposit, loan and other income	2,813	2,993	2,593
Total other-than-temporary impairment losses	—	(652)	(870)
Net gains on sale of investment securities	2,818	2,363	2,882

Net investment securities gains	2,818	1,711	2,012

Total noninterest income	7,498	6,851	7,210

Noninterest expense:
Salaries and employee benefits	18,829	13,465	12,571
Occupancy and equipment	5,312	3,518	2,987
FDIC Insurance	1,618	1,098	1,154
Professional and consulting	1,661	1,111	1,077
Marketing and advertising	498	304	186
Data processing	2,575	1,422	1,419
Repurchase agreement prepayment and termination fee	—	—	1,012
Merger-related expenses	12,388	—	482
Loss on extinguishment of debt	4,550	—	—
Amortization of core deposit intangible	506	30	—
Charge due to wire fraud	2,374	—	—
Other expenses	4,493	4,330	4,309

Total noninterest expenses	54,804	25,278	25,197

Income before income tax expense	27,410	27,409	25,184
Income tax expense	8,845	7,484	7,677

Net income	18,565	19,925	17,507
Less: Preferred stock dividends and accretion	112	141	281

Net income available to common stockholders	$18,453	$19,784	$17,226

Earnings per common share:
Basic	$0.80	$1.21	$1.05
Diluted	$0.79	$1.21	$1.05
Weighted average common shares outstanding:
Basic	23,029,813	16,349,204	16,340,197
Diluted	23,479,074	16,385,692	16,351,046
Dividends per common share	$0.300	$0.280	$0.195

See the accompanying notes to the consolidated financial statements.

ConnectOne Bancorp, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
	2014	2013	2012
	(in thousands)
Net income	$18,565	$19,925	$17,507
Other comprehensive income (loss), net of tax:
Unrealized gains and losses on securities available-for-sale:
Unrealized holding gains (losses) on available for sale securities	6,966	(8,741)	19,819
Tax effect	(2,635)	3,578	(7,444)

Net of tax amount	4,331	(5,163)	12,375

Reclassification adjustments for OTTI losses included in income	—	652	870
Tax effect	—	(178)	(265)

Net of tax amount	—	474	605

Reclassification adjustment for realized gains arising during this period	(2,818)	(2,363)	(2,882)
Tax effect	986	645	879

Net of tax amount	(1,832)	(1,718)	(2,003)

Unrealized holding losses on securities transferred from available-for-sale to held-to-maturity securities	—	(2,612)	—
Tax effect	—	1,064	—

Net of tax amount	—	(1,548)	—

Amortization of unrealized holding gains on securities transferred from available-for-sale to held-to-maturity securities	215	(58)	(2)
Tax effect	(91)	19	1

Net of tax amount	124	(39)	(1)

Unrealized holding gain on cash flow hedge	48	—	—
Tax effect	(20)	—	—

Net of tax amount	28	—	—

Pension plan:
Actuarial gains (losses)	(1,896)	654	(790)
Tax effect	775	(267)	323

Net of tax amount	(1,121)	387	(467)

Total other comprehensive income (loss)	1,530	(7,607)	10,509

Total comprehensive income	$20,095	$12,318	$28,016

See the accompanying notes to the consolidated financial statements.

ConnectOne Bancorp, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Preferred Stock	Common Stock	Additional Paid In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	(in thousands, except for share data)
Balance as of January 1, 2012	$11,250	$110,056	$4,715	$32,695	$(17,354)	$(5,446)	$135,916
Net income	—	—	—	17,507	—	—	17,507
Other comprehensive income, net of taxes	—	—	—	—	—	10,509	10,509
Dividends on series B preferred stock	—	—	—	(253)	—	—	(253)
Cash dividends declared on common stock ($0.195 per share)	—	—	—	(3,188)	—	—	(3,188)
Issuance cost of common stock	—	—	—	(8)	—	—	(8)
Exercise of stock options (15,588 shares)	—	—	19	—	122	—	141
Stock-based compensation expense	—	—	67	—	—	—	67

Balance as of December 31, 2012	11,250	110,056	4,801	46,753	(17,232)	5,063	160,691
Net income	—	—	—	19,925	—	—	19,925
Other comprehensive loss, net of taxes	—	—	—		—	(7,607)	(7,607)
Dividends on series B preferred stock	—	—	—	(169)	—	—	(169)
Cash dividends declared on common stock ($0.280 per share)	—	—	—	(4,581)	—	—	(4,581)
Dividend on restricted stock declared	—	—	—	(1)	—	—	(1)
Issuance cost of common stock	—	—	—	(13)	—	—	(13)
Issuance of restricted stock award (18,829 shares)	—	—	91	—	152	—	243
Exercise of stock options (2,268 shares)	—	—	19	—	2	—	21
Stock-based compensation expense	—	—	75	—	—	—	75

Balance as of December 31, 2013	11,250	110,056	4,986	61,914	(17,078)	(2,544)	168,584
Net income	—	—	—	18,565	—	—	18,565
Other comprehensive income, net of taxes	—	—	—		—	1,530	1,530
Dividends on series B preferred stock	—	—	—	(112)	—	—	(112)
Cash dividends declared on common stock ($0.300 per share)	—	—	—	(7,962)	—	—	(7,962)
Issuance cost of common stock	—	—	—	(7)	—	—	(7)
Exercise of 100,911 stock options (including tax benefits of $282)	—	—	806	—	361	—	1,167
Stock-based compensation expense	—	—	223	—	—	—	223
Stock issued in acquisition of legacy ConnectOne Bancorp, Inc. (13,221,152 shares)	—	264,231	—	—	—	—	264,231

Balance as of December 31, 2014	$11,250	$374,287	$6,015	$72,398	$(16,717)	$(1,014)	$446,219

See the accompanying notes to the consolidated financial statements.

ConnectOne Bancorp, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2014	2013	2012
	(dollars in thousands)
Cash flows from operating activities:
Net income	$18,565	$19,925	$17,507
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and amortization	2,045	886	914
Provision for loan losses	4,683	350	325
Net deferred income tax expense	184	1,739	1,912
Stock-based compensation expense	223	59	39
Net other-than-temporary impairment losses	—	652	870
Net gains on sales of available-for-sale securities	(2,818)	(2,363)	(2,882)
Net gains on sales of loans held for sale	(261)	(294)	(484)
Net loans originated for sale	(10,994)	(14,816)	(22,013)
Proceeds from sales of loans held for sale	11,445	16,601	22,024
Net gains on disposition of premises and equipment	—	(2)	—
Net loss on sales of other real estate owned	23	75	9
Life insurance death benefit	—	(291)	—
Increase in cash surrender value of bank owned life insurance	(1,303)	(1,073)	(1,018)
Net amortization of securities	2,074	3,316	4,589
Increase in accrued interest receivable	(428)	(233)	(241)
Decrease (increase) in other assets	2,200	414	(1,465)
Increase (decrease) in other liabilities	377	(1,792)	980

Net cash provided by operating activities	26,015	23,153	21,066

Cash flows from investing activities:
Investment securities available-for-sale:
Purchases	(37,886)	(155,464)	(207,880)
Sales	80,449	122,165	130,059
Maturities, calls and principal repayment	33,496	46,378	48,406
Investment securities held-to-maturity:
Purchases	(20,860)	(23,531)	(16,606)
Maturities and principal repayment	10,766	3,830	30,258
Net (purchase) redemption of restricted investment in bank stock	(903)	(22)	319
Net increase in loans	(279,270)	(71,761)	(83,478)
Purchases of premises and equipment	(2,037)	(973)	(842)
Purchase of bank-owned life insurance	—	—	(5,000)
Proceeds from life insurance death benefits	—	592	—
Proceeds from sale of premises and equipment	—	2	—
Proceeds from sale of other real estate owned	1,544	1,230	500
Cash and cash equivalent acquired in acquisition	70,318	—	6,195
Cash consideration paid in acquisition	—	—	(10,251)

Net cash used in investing activities	(144,383)	(77,554)	(108,320)

(Continued)

See the accompanying notes to the consolidated financial statements.

ConnectOne Bancorp, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

	Years Ended December 31,
	2014	2013	2012
	(dollars in thousands)
Cash flows from financing activities:
Net increase in deposits	82,260	35,083	100,271
Net increase in borrowings	161,183	—	—
Payments on borrowings	(75,000)	—	(15,000)
Cash dividends on common stock	(6,940)	(4,254)	(2,778)
Cash dividends on preferred stock	(140)	(141)	(363)
Issuance cost of common stock	(7)	(13)	(8)
Tax benefit from exercise of stock options	282	16	28
Issuance of restricted stock award	—	243	—
Proceeds from exercise of stock options	885	21	141

Net cash provided by financing activities	162,523	30,955	82,291

Net (decrease) increase in cash and cash equivalents	44,155	(23,446)	(4,963)

Cash and cash equivalents at beginning of year	82,692	106,138	111,101

Cash and cash equivalents at end of year	$126,847	$82,692	$106,138

Cash paid during year for:
Interest paid on deposits and borrowings	$14,785	$10,993	$11,894
Income taxes	4,993	4,727	6,280
Supplemental noncash disclosures:
Investing:
Trade date accounting settlement for investments	$—	$8,759	$—
Transfer of loans to other real estate owned	352	236	1,300
Transfer from investment securities available-for-sale to investment securities held-to-maturity	$—	$138,800	$—
Financing:
Dividends declared, not paid	2,250	$1,256	$899
Business combinations:
Noncash assets acquired:
Investment securities	$28,452	$—	$37,143
Restricted investments	13,646	—	—
Loans held for sale	190	—	—
Loans	1,299,284	—	52,192
Accrued interest receivable	4,470	—	—
Premises and equipment, net	6,475	—	1,262
Goodwill	129,105	—	—
Core deposit intangible	5,308	—	—
Bank-owned life insurance	15,481	—	—
Other real estate owned	2,455	—	—
Other assets	14,286	—	389

Total noncash assets acquired	$1,519,152	$—	$90,986

Noncash liabilities assumed:
Deposits	$1,051,342	$—	$85,236
Borrowings	263,370	—	—
Other liabilities	10,527	—	795

Total noncash liabilities assumed	$1,325,239	$—	$86,031

Net noncash assets acquired	$193,913	$—	$4,056

Bargain gain on acquisition	$—	$—	$899

Net cash and cash equivalents acquired	$70,318	$—	$6,195
Cash consideration paid in acquisition	$—	$—	$10,251

See the accompanying notes to the consolidated financial statements.

ConnectOne Bancorp, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation: The consolidated financial statements of ConnectOne Bancorp, Inc. (formerly known as Center Bancorp, Inc.) (the “Parent Corporation”) are prepared on an accrual basis and include the accounts of the Parent Corporation and its wholly-owned subsidiary, ConnectOne Bank (the “Bank” and, collectively with the Parent Corporation and the Parent Corporation’s other direct and indirect subsidiaries, the “Company”). All significant intercompany accounts and transactions have been eliminated from the accompanying consolidated financial statements.

Business: The Bank is a community-based, full-service New Jersey-chartered commercial bank that was founded in 2005. The Bank operates from its headquarters located at 301 Sylvan Avenue in the Borough of Englewood Cliffs, Bergen County, New Jersey, through its twenty-three other banking offices. Substantially all loans are secured by specific items of collateral including business assets, consumer assets, and commercial and residential real estate. Commercial loans are expected to be repaid from cash flow from business operations. There are no significant concentrations of loans to any one industry or customer. However, the customers’ ability to repay their loans is dependent on the cash flows, real estate and general economic conditions in the area.

Segments: FASB ASC 28, “Segment Reporting,” requires companies to report certain information about operating segments. The Company is managed as one segment; a community bank. All decisions including but not limited to loan growth, deposit funding, interest rate risk, credit risk and pricing are determined after assessing the effect on the totality of the organization. For example, loan growth is dependent on the ability of the organization to fund this growth through deposits or other borrowings. As a result, the Company is managed as one operating segment.

Basis of Financial Statement Presentation: The consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles.

Use of Estimates: In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statement of financial condition and revenues and expenses for the reported periods. These estimates and assumptions affect the amounts reported in the financial statements and the disclosure provided, and actual results could differ.

Cash and Cash Equivalents: Cash and cash equivalents include cash, deposits with other financial institutions with maturities of less than 90 days, and federal funds sold. Net cash flows are reported for customer loan and deposit transactions, interest bearing deposits in other financial institutions, and federal funds purchased and repurchase agreements.

Investment Securities: The Company accounts for its investment securities in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 320-10-05. Investments are classified into the following categories: (1) held to maturity securities, for which the Company has both the positive intent and ability to hold until maturity, which are reported at amortized cost; (2) trading securities, which are purchased and held principally for the purpose of selling in the near term and are reported at fair value with unrealized gains and losses included in earnings; and (3) available-for-sale securities, which do not meet the criteria of the other two categories and which management believes may be sold prior to maturity due to changes in interest rates, prepayment, risk, liquidity or other factors, and are reported at fair value, with unrealized gains and losses, net of applicable income taxes, reported as a component of accumulated other comprehensive income, which is included in stockholders’ equity and excluded from earnings.

Investment securities are adjusted for amortization of premiums and accretion of discounts as adjustments to interest income, which are recognized on a level yield method without anticipating prepayments, except for mortgage backed securities where prepayments are anticipated. Investment securities gains or losses are determined using the specific identification method.

ConnectOne Bancorp, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Securities are evaluated on at least a quarterly basis, and more frequently when market conditions warrant such an evaluation, to determine whether a decline in their value is other-than-temporary. FASB ASC 320-10-65 clarifies the interaction of the factors that should be considered when determining whether a debt security is other–than-temporarily impaired. For debt securities, management must assess whether (a) it has the intent to sell the security and (b) it is more likely than not that it will be required to sell the security prior to its anticipated recovery. These steps are done before assessing whether the entity will recover the cost basis of the investment. In instances when a determination is made that an other-than-temporary impairment exists but the investor does not intend to sell the debt security and it is not more likely than not that it will be required to sell the debt security prior to its anticipated recovery, FASB ASC 320-10-65 changed the presentation and amount of the other-than-temporary impairment recognized in the statement of income. The other-than-temporary impairment is separated into (a) the amount of the total other-than-temporary impairment related to a decrease in cash flows expected to be collected from the debt security (the credit loss) and (b) the amount of the total other-than-temporary impairment related to all other factors. The amount of the total other-than-temporary impairment related to the credit loss is recognized through earnings. The amount of the total other-than-temporary impairment related to all other factors is recognized through other comprehensive income. Impairment charges on certain investment securities of approximately $0, $0.7 million, and $0.9 million were recognized in earnings during the years ended December 31, 2014, 2013 and 2012, respectively.

Loans Held for Sale: Mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or estimated fair value as determined by outstanding commitments from investors. For loans carried at the lower of cost or estimated fair value, gains and losses on loan sales (sale proceeds minus carrying value) are recorded in other income and direct loan origination costs and fees are deferred at origination of the loan and are recognized in other income upon sale of the loan.

Loans: Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal balance outstanding, net of deferred loan fees and costs, and an allowance for loan losses. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income using the level-yield method without anticipating prepayments.

Loan segments are defined as a group of loans and leases, which share similar initial measurement attributes, risk characteristics, and methods for monitoring and assessing credit risk. Management has determined that the Company has five segments of loans and leases: commercial (including lease financing), commercial real estate, commercial construction, residential real estate (including home equity) and consumer.

Interest income on commercial, commercial real estate, commercial construction and residential loans are discontinued at the time the loan is 90 days delinquent unless the loan is well-secured and in process of collection. Past due status is based on the contractual terms of the loan. In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful. Nonaccrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans. A loan is moved to non-accrual status in accordance with the Company’s policy, typically after 90 days of non-payment.

All interest accrued but not received for loans placed on nonaccrual are reversed against interest income. Interest received on such loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

The policy of the Company is to generally grant commercial, residential and consumer loans to New Jersey residents and businesses within its market area. The borrowers’ abilities to repay their

ConnectOne Bancorp, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

obligations are dependent upon various factors including the borrowers’ income and net worth, cash flows generated by the borrowers’ underlying collateral, value of the underlying collateral, and priority of the lender’s lien on the property. Such factors are dependent upon various economic conditions and individual circumstances beyond the control of the Company. The Company is therefore subject to risk of loss. The Company believes its lending policies and procedures adequately minimize the potential exposure to such risks and that adequate provisions for loan losses are provided for all known and inherent risks. Collateral and/or personal guarantees are required for a large majority of the Company’s loans.

Allowance for Loan Loss: The allowance for loan losses is a valuation allowance for probable incurred credit losses. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged off. The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired.

A loan is impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Loans, for which the terms have been modified, and for which the borrower is experiencing financial difficulties, are considered troubled debt restructurings (“TDRs”) and classified as impaired. As part of the evaluation of impaired loans, the Company individually reviews for impairment all non-homogeneous loans internally classified as substandard or below. Generally, smaller impaired non- homogeneous loans and impaired homogeneous loans are collectively evaluated for impairment.

The Bank has defined its population of impaired loans to include all loans on non-accrual status; all troubled debt restructuring loans; and all loans (above an established dollar threshold of $250,000) internally classified as “Special Mention” or below that require a specific reserve.

Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.

Troubled debt restructurings are separately identified for impairment disclosures and are measured at the present value of estimated future cash flows using the loan’s effective rate at inception. If a troubled debt restructuring is considered to be a collateral dependent loan, the loan is reported, net, at the fair value of the collateral. For troubled debt restructurings that subsequently default, the Company determines the amount of reserve in accordance with the accounting policy for the allowance for loan losses.

The general component covers non-impaired loans and is based on historical loss experience adjusted for current factors. The historical loss experience, the primary factor, is determined by loan class and is based on the actual loss history experienced by the Bank over an actual three year rolling calculation. This actual loss experience is supplemented with other economic factors based on the risks present for each portfolio segment. This actual loss experience is supplemented with the exogenous factor adjustments based on the risks present for each loan categories. These exogenous factors (nine total) include consideration of the following: concentrations of credit; delinquency & non-accrual trends; economic & business conditions including evaluation of the national and regional economies and industries with significant loan concentrations; external factors including legal,

ConnectOne Bancorp, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

regulatory or competitive pressures that may impact the loan portfolio; changes in the experience, ability, or size of the lending staff, management, or board of directors that may impact the loan portfolio; changes in underwriting standards, collection procedures, charge-off practices, or other changes in lending policies and procedures that may impact the loan portfolio; loss and recovery trends; changes in portfolio size and mix; and trends in problem loans.

Purchased Credit-Impaired Loans: The Company purchases groups of loans in conjunction with mergers, some of which have shown evidence of credit deterioration since origination. These purchased credit impaired loans are recorded at the amount paid, such that there is no carryover of the seller’s allowance for loan losses. After acquisition, losses are recognized by an increase in the allowance for loan losses.

Such purchased credit impaired loans are accounted for individually. The Company estimates the amount and timing of expected cash flows for each loan and the expected cash flows in excess of amount paid is recorded as interest income over the remaining life of the loan (accretable yield). The excess of the loan’s contractual principal and interest over expected cash flows is not recorded (nonaccretable difference).

Over the life of the loan, expected cash flows continue to be estimated. If the present value of expected cash flows is less than the carrying amount, a loss is recorded. If the present value of expected cash flows is greater than the carrying amount, it is recognized as part of future interest income.

Derivatives: The Company records cash flow hedges at the inception of the derivative contract based on the Company’s intentions and belief as to likely effectiveness as a hedge. Cash flow hedges represent a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability. For a cash flow hedge, the gain or loss on the derivative is reported in other comprehensive income and is reclassified into earnings in the same periods during which the hedged transaction affects earnings. The changes in the fair value of derivatives that are not highly effective in hedging the changes in fair value or expected cash flows of the hedged item are recognized immediately in current earnings. Changes in the fair value of derivatives that do not qualify for hedge accounting are reported currently in earnings, as noninterest income.

Net cash settlements on derivatives that qualify for hedge accounting are recorded in interest income or interest expense, based on the item being hedged. Net cash settlements on derivatives that do not qualify for hedge accounting are reported in noninterest income. Cash flows on hedges are classified in the cash flow statement the same as the cash flows of the items being hedged.

The Company formally documents the relationship between derivatives and hedged items, as well as the risk-management objective and the strategy for undertaking hedge transactions at the inception of the hedging relationship. This documentation includes linking cash flow hedges to specific assets and liabilities on the balance sheet or to specific firm commitments or forecasted transactions. The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivative instruments that are used are highly effective in offsetting changes in fair values or cash flows of the hedged items. The Company discontinues hedge accounting when it determines that the derivative is no longer effective in offsetting changes in the fair value or cash flows of the hedged item, the derivative is settled or terminates, a hedged forecasted transaction is no longer probable, a hedged firm commitment is no longer firm, or treatment of the derivative as a hedge is no longer appropriate or intended.

When hedge accounting is discontinued, subsequent changes in fair value of the derivative are recorded as noninterest income. When a cash flow hedge is discontinued but the hedged cash flows or forecasted transactions are still expected to occur, gains or losses that were accumulated in other comprehensive income are amortized into earnings over the same periods which the hedged transactions will affect earnings.

ConnectOne Bancorp, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Restricted Stock: The Bank is a member of the Federal Home Loan Bank (“FHLB”) of New York. Members are required to own a certain amount of stock based on the level of borrowings and other factors, and may invest in additional amounts. FHLB stock is carried at cost, classified as a restricted security, and periodically evaluated for impairment based on ultimate recovery of par value. Cash dividends on the stock are reported as income.

Transfers of Financial Assets: Transfers of financial assets are accounted for as sales, when control over the assets has been relinquished. Control over transferred assets is deemed to be surrendered when the assets have been isolated from the Company, the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

Premises and Equipment: Land is carried at cost and premises and equipment are stated at cost less accumulated depreciation. Buildings and related components are depreciated using the straight-line method with useful lives ranging from 4 to 39 years. Furniture, fixtures and equipment are depreciated using the straight-line (or accelerated) method with useful lives ranging from 3 to 10 years.

Other Real Estate Owned: Other real estate owned (“OREO”), representing property acquired through foreclosure and held for sale, are initially recorded at fair value less cost to sell at the date of foreclosure, establishing a new cost basis. Subsequently, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell. Costs relating to holding the assets are charged to expenses.

Mortgage Servicing: As of December 31, 2013, the Company had performed various servicing functions on loans owned by others. A fee, usually based on a percentage of the outstanding principal balance of the loan, is received for those services. At December 31, 2014 and 2013, the Company was servicing approximately $0 million and $8.4 million, respectively, of loans for others. The servicing rights related to the remaining loan portfolio were transferred to a third-party agency as of December 31, 2014 with no consideration paid to the Company.

Risk Related to Representation and Warranty Provisions: The Company sold residential mortgage loans in the secondary market primarily to Fannie Mae. The Company sold residential mortgage loans to Fannie Mae that includes various representations and warranties regarding the origination and characteristics of the residential mortgage loans. Although the specific representations and warranties vary, they typically cover ownership of the loan, validity of the lien securing the loan, the absence of delinquent taxes or liens against the property securing the loan, compliance with loan criteria set forth in the applicable agreement, compliance with applicable federal, state, and local laws, and other matters.

As of December 31, 2014 and 2013, the unpaid principal balance of the Company’s portfolio of residential mortgage loans sold to Fannie Mae was $0 and $8.4 million, respectively. These loans are generally sold on a nonrecourse basis. The agreements under which the Company sells residential mortgage loans require the Company to deliver various documents to the investor or its document custodian. Although these loans are primarily sold on a nonrecourse basis, the Company may be obligated to repurchase residential mortgage loans where required documents are not delivered or are defective. Investors may require the immediate repurchase of a mortgage loan when an early payment default discovered in an underwriting review reveals significant underwriting deficiencies, even if the mortgage loan has subsequently been brought current. As of December 31, 2014, there were no pending repurchase requests related to representation and warranty provisions.

Employee Benefit Plans: The Company had a noncontributory pension plan that covered all eligible employees up until September 30, 2007, at which time the Company froze its defined benefit pension plan. As such, all future benefit accruals in this pension plan were discontinued and all retirement benefits that employees would have earned as of September 30, 2007 were preserved. The

ConnectOne Bancorp, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company’s policy is to fund at least the minimum contribution required by the Employee Retirement Income Security Act of 1974. The costs associated with the plan are accrued based on actuarial assumptions and included in other expense.

The Company accounts for its defined benefit pension plan in accordance with FASB ASC 715-30. FASB ASC 715-30 requires that the funded status of defined benefit postretirement plans be recognized on the Company’s statement of financial condition and changes in the funded status be reflected in other comprehensive income. FASB ASC 715-30 also requires companies to measure the funded status of the plan as of the date of its fiscal year-end. Employee 401 (k) and profit sharing plan expense is the amount of matching contributions.

Stock-Based Compensation: Stock compensation accounting guidance (FASB ASC 718, “Compensation-Stock Compensation”) requires that the compensation cost related to share-based payment transactions be recognized in financial statements. That cost will be measured based on the grant date fair value of the equity or liability instruments issued. The stock compensation accounting guidance covers a wide range of share-based compensation arrangements including stock options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans.

Stock compensation accounting guidance requires that compensation cost for all stock awards be calculated and recognized over the employees’ service period, generally defined as the vesting period. For awards with graded-vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award. A Black-Scholes model is used to estimate the fair value of stock options while the market price of the Company’s common stock at the date of grant is used for restricted stock awards. See Note 18 of the Notes to Consolidated Financial Statements for a further discussion.

Earnings per Share: Basic Earnings per Share (“EPS”) is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding. Diluted EPS includes any additional common shares as if all potentially dilutive common shares were issued (e.g. stock options). The Company’s weighted average common shares outstanding for diluted EPS include the effect of stock options outstanding using the Treasury Stock Method, which are not included in the calculation of basic EPS.

Earnings per common share have been computed based on the following:

	Years Ended December 31,
	2014	2013	2012
	(In Thousands, Except per Share Amounts)
Net income	$18,565	$19,925	$17,507
Preferred stock dividends and accretion	112	141	281

Net income available to common stockholders	$18,453	$19,784	$17,226

Average number of common shares outstanding	23,030	16,349	16,340
Effect of dilutive options	449	37	11

Average number of common shares outstanding used to calculate diluted earnings per common share	23,479	16,386	16,351

Anti-dilutive common shares outstanding	—	14	42

Earnings per common share:
Basic	$0.80	$1.21	$1.05
Diluted	$0.79	$1.21	$1.05

Treasury Stock: Subject to limitations applicable to the Parent Corporation, treasury stock purchases may be made from time to time as, in the opinion of management, market conditions warrant, in the open market or in privately negotiated transactions. Shares repurchased are added to

ConnectOne Bancorp, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the corporate treasury and will be used for future stock dividends and other issuances. The repurchased shares are recorded as treasury stock, which results in a decrease in stockholders’ equity. Treasury stock is recorded using the cost method and accordingly is presented as a reduction of stockholders’ equity. During the years ended December 31, 2014, 2013 and 2012, the Parent Corporation did not purchase any of its shares.

Goodwill: The Company adopted the provisions of FASB ASC 350-10 (previously SFAS No. 142, “Goodwill and Other Intangible Assets”), which requires that goodwill be tested for impairment annually, or more frequently if impairment indicators arise for impairment. The Company has selected December 31 as the date to perform the annual impairment test. No impairment charge was deemed necessary for the years ended December 31, 2014, 2013 and 2012.

As provided by ASU 2011-08 management has evaluated and assessed the following events and circumstances relevant to determining whether it is more likely than not that the fair value of the reporting unit exceeds its carrying value:

•	Macroeconomic conditions.

•	Industry and market conditions.

•	Overall financial performance.

Other Intangible Assets: Other intangible assets consist of core deposits arising from business combinations that are amortized over their estimated useful lives to their estimated residual value.

Comprehensive Income: Total comprehensive income includes all changes in equity during a period from transactions and other events and circumstances from nonowner sources. The Company’s other comprehensive income is comprised of unrealized holding gains and losses on securities available-for-sale, unrecognized actuarial gains and losses of the Company’s defined benefit pension plan and unrealized gains and losses on cash flow hedge, net of taxes.

Disclosure of comprehensive income for the years ended December 31, 2014, 2013 and 2012 is presented in the Consolidated Statements of Comprehensive Income and presented in detail in Note 16 of the Notes to Consolidated Financial Statements.

Restrictions on Cash: Cash on hand or on deposit with the Federal Reserve Bank is required to meet regulatory reserve and clearing requirements.

Dividend Restriction: Banking regulations require maintaining certain capital levels and may limit the dividends paid by the Bank to the Parent Corporation or by the Parent Corporation to the stockholders.

Fair Value of Financial Instruments: Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in a separate note. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates.

Bank-Owned Life Insurance: The Company invests in Bank-Owned Life Insurance (“BOLI”) to help offset the rising cost of employee benefits. The change in the cash surrender value of the BOLI is recorded as a component of other income.

Income Taxes: Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized.

A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being

ConnectOne Bancorp, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded.

Advertising Costs: The Company recognizes its marketing and advertising cost as incurred.

Reclassifications: Certain reclassifications have been made in the consolidated financial footnotes for 2013 and 2012 to conform to the classifications presented in 2014.

NOTE 2—RECENT ACCOUNTING PRONOUNCEMENTS

The Company does not anticipate any recently adopted or newly issued accounting standards that could have a material effect on our financial statements.

NOTE 3—CASH AND CASH EQUIVALENTS

The Bank maintained cash balances reserved to meet regulatory requirements of the Federal Reserve Board of approximately $0 and $ $2.5 million at December 31, 2014 and 2013, respectively.

NOTE 4—BUSINESS COMBINATIONS

On January 20, 2014, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with ConnectOne Bancorp, Inc., a New Jersey corporation (“Legacy ConnectOne”). Effective July 1, 2014 (the “Effective Time”), the Company completed the merger contemplated by the Merger Agreement (the “Merger”) with Legacy ConnectOne, and Legacy ConnectOne merged with and into the Company, with the Company as the surviving corporation. Also at closing, the Company changed its name from “Center Bancorp, Inc.” to “ConnectOne Bancorp, Inc.” and changed its NASDAQ trading symbol to “CNOB” from “CNBC.”

Pursuant to the Merger Agreement, holders of Legacy ConnectOne common stock, no par value per share (the “Legacy ConnectOne Common Stock”), received 2.6 shares of common stock of the Company, no par value per share (the “Company Common Stock”), for each share of Legacy ConnectOne Common Stock held immediately prior to the effective time of the Merger, with cash to be paid in lieu of fractional shares. Each outstanding share of Company Common Stock remained outstanding and was unaffected by the Merger. Each option granted by Legacy ConnectOne to purchase shares of Legacy ConnectOne Common Stock was converted into an option to purchase Company Common Stock on the same terms and conditions as were applicable prior to the Merger (taking into account any acceleration or vesting by reason of the consummation of the Merger and its related transactions), subject to adjustment of the exercise price and the number of shares of Company Common Stock issuable upon exercise of such option based on the 2.6 exchange ratio.

Immediately following the Merger, Union Center National Bank, a bank organized pursuant to the laws of the United States, and a wholly owned subsidiary of the Company (“UNCB”), merged (the “Bank Merger”) with and into ConnectOne Bank, a New Jersey state-chartered commercial bank and a wholly owned subsidiary of Legacy ConnectOne, with ConnectOne Bank as the surviving entity (the “Bank”). The Bank now conducts business only in the name of and under the brand of ConnectOne.

The assets acquired and liabilities assumed have been accounted for under the acquisition method of accounting. The assets and liabilities, both tangible and intangible, were recorded at their fair values as of July 1, 2014 based on management’s best estimate using the information available as of the Merger date. The application of the acquisition method of accounting resulted in the recognition of goodwill of $129,105,000 and a core deposit intangible of $5,308,000. As of July 1, 2014, Legacy ConnectOne had assets with a carrying value of approximately $1.5 billion, including loans with a carrying value of approximately $1.2 billion, and deposits with a carrying value of approximately $1.1 billion. The table below summarizes the amounts recognized as of the Merger date for each major class of assets acquired and liabilities assumed, the estimated fair value

ConnectOne Bancorp, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

adjustments and the amounts recorded in the Company’s financial statements at fair value at the Merger date (in thousands):

Consideration paid through Company common stock issued to Legacy ConnectOne shareholders and fair value of stock options acceleration was:  $  264,231

	Legacy ConnectOne carrying value	Fair value adjustments		As recorded at acquisition

Cash and cash equivalents	$70,318	$—		$70,318
Investment securities	28,436	16	(a)	28,452
Restricted investments	13,646	—		13,646
Loans held for sale	190	—		190
Loans	1,304,600	(5,316	)(b)	1,299,284
Bank owned life insurance	15,481	—		15,481
Premises and equipment, net	7,380	(905	)(c)	6,475
Accrued interest receivable	4,470	—		4,470
Core deposit intangible	—	5,308	(d)	5,308
Other real estate owned	2,455	—		2,455
Other assets	10,636	3,650	(e)	14,286
Deposits	(1,049,666)	(1,676	)(f)	(1,051,342)
Borrowings	(262,046)	(1,324	)(g)	(263,370)
Other liabilities	(10,527)	—		(10,527)

Total identifiable net assets	$135,373	$(247)		$135,126

Goodwill recorded in the Merger				$129,105

The following provides an explanation of certain fair value adjustments presented in the above table:

a)	Represents the fair value adjustment on investment securities held to maturity.

b)

Represents the elimination of Legacy ConnectOne’s allowance for loan losses, deferred fees, deferred costs and an adjustment of the amortized cost of loans to estimated fair value, which includes an interest rate mark and credit mark.

c)

Represent an adjustment to reflect the fair value of above-market rent on leased premises. The above-market rent adjustment will be amortized on a straight-line basis over the remaining term of the respective leases.

d)

Represents intangible assets recorded to reflect the fair value of core deposits. The core deposit asset was recorded as an identifiable intangible asset and will be amortized on an accelerated basis over the estimated average life of the deposit base.

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

The amount of goodwill recorded represents the excess purchase price over the estimated fair value of the net assets acquired by the Company and reflects the economies of scale, increased

ConnectOne Bancorp, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

market share and lending capabilities, greater access to best-in-class banking technology, and related synergies that are expected to result from the acquisition.

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

The acquired loan portfolio subject to purchased credit impairment accounting guidance (ASC 310-30) as of July 1, 2014 was comprised of collateral dependent loans with deteriorated credit quality as follows:

ASC 310-30 Loans
Contractual principal and accrued interest at acquisition	$23,284
Principal not expected to be collected (nonaccretable discount)	(6,942)

Expected cash flows at acquisition	16,342
Interest component of expected cash flows (accretable discount)	(5,013)

Fair value of acquired loans	$11,329

The core deposit intangible asset recognized is being amortized over its estimated useful life of approximately 10 years utilizing an accelerated method.

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

Direct acquisition and integration costs of the Merger were expensed as incurred and totaled $12.4 million. These items were recorded as merger-related expenses on the statement of operations.

The following table presents selected unaudited pro forma financial information reflecting the Merger assuming it was completed as of January 1, 2014 and January 1, 2013. The unaudited pro forma financial information is presented for illustrative purposes only and is not necessarily indicative of the financial results of the combined companies had the Merger actually been completed at the beginning of the periods presented, nor does it indicate future results for any other interim or full fiscal year period. Pro forma basic and diluted earnings per common share were calculated using the Company’s actual weighted average shares outstanding for the periods presented, plus the incremental shares issued, assuming the Merger occurred at the beginning of the periods presented.

The unaudited pro forma information set forth below reflects the adjustments related to (a) purchase accounting fair value adjustments; (b) amortization of core deposit and other intangibles; and (c) adjustments to interest income and expense due to amortization of premiums and accretion discounts. In the table below, merger-related expenses of $12.4 million were excluded from pro

ConnectOne Bancorp, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

forma non-interest expenses for the year ended December 31, 2014. Income taxes were also adjusted to exclude income tax benefits of $5.6 million related to the merger expenses for the year ended December 31, 2014.

	2014	2013
	(in thousands, except per share amounts)
Net interest income	$107,988	$95,749
Noninterest income	8,244	8,053
Noninterest expense	(54,749)	(45,827)
Net income	45,981	35,984
Pro forma earnings per share from continuing operations:
Basic	$1.55	$0.91
Diluted	1.53	0.90

The Company is still in the process of evaluating the final purchase accounting allocation with respect to its impact on deferred tax assets related solely to the state of New Jersey. Any adjustment resulting from our evaluation of the deferred tax assets would impact goodwill and is not expected to be material. In accordance with FASB ASC 805-10 (Subtopic 25-15), the Company has up to one year from date of acquisition to complete this assessment.

NOTE 5—INVESTMENT SECURITIES

The following tables present information related to the Company’s portfolio of securities available-for-sale and held-to-maturity at December 31, 2014 and 2013.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	December 31, 2014
	(Dollars in Thousands)
Investment Securities Available-for-Sale:
Federal agency obligations	$32,650	$217	$(50)	$32,817
Residential mortgage pass-through securities	58,836	1,531	(11)	60,356
Commercial mortgage pass-through securities	3,042	4	—	3,046
Obligations of U.S. states and political subdivisions	8,201	205	—	8,406
Trust preferred securities	16,086	489	(269)	16,306
Corporate bonds and notes	119,838	5,950	(11)	125,777
Asset-backed securities	27,393	140	(31)	27,502
Certificates of deposit	2,098	27	(2)	2,123
Equity securities	376	—	(69)	307
Other securities	12,941	33	(82)	12,892

Total	$281,461	$8,596	$(525)	$289,532

Investment Securities Held-to-Maturity:
U.S. Treasury and agency securities	$28,264	$920	$—	$29,184
Federal agency obligations	27,103	322	(28)	27,397
Residential mortgage-backed securities	5,955	28	—	5,983
Commercial mortgage-backed securities	4,266	50	—	4,316
Obligations of U.S. states and political subdivisions	120,144	4,512	(60)	124,596
Corporate bonds and notes	38,950	1,026	(7)	39,969

Total	$224,682	$6,858	$(95)	$231,445

Total investment securities	$506,143	$15,454	$(620)	$520,977

ConnectOne Bancorp, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	December 31, 2013
	(Dollars in Thousands)
Investment Securities Available-for-Sale:
U.S. Treasury and agency securities	$14,344	$—	$(825)	$13,519
Federal agency obligations	20,567	29	(655)	19,941
Residential mortgage pass-through securities	48,312	791	(229)	48,874
Commercial mortgage pass-through securities	7,145	3	(157)	6,991
Obligations of U.S. states and political subdivisions	30,804	711	(55)	31,460
Trust preferred securities	19,763	150	(510)	19,403
Corporate bonds and notes	154,182	4,930	(482)	158,630
Asset-backed securities	15,733	246	—	15,979
Certificates of deposit	2,250	32	(20)	2,262
Equity securities	376	—	(89)	287
Other securities	5,671	68	(15)	5,724

Total	$319,147	$6,960	$(3,037)	$323,070

Investment Securities Held-to-Maturity:
U.S. Treasury and agency securities	$28,056	$—	$(1,019)	$27,037
Federal agency obligations	15,249	23	(389)	14,883
Residential mortgage-backed securities	2,246	—	(64)	2,182
Commercial mortgage-backed securities	4,417	41	(62)	4,396
Obligations of U.S. states and political subdivisions	127,418	1,303	(3,688)	125,033
Corporate bonds and notes	37,900	149	(622)	37,427

Total	$215,286	$1,516	$(5,844)	$210,958

Total investment securities	$534,433	$8,476	$(8,881)	$534,028

The available-for-sale securities are reported at fair value with unrealized gains or losses included in equity, net of taxes. Accordingly, the carrying value of such securities reflects their fair value at the balance sheet date. Fair value is based upon either quoted market prices, or in certain cases where there is limited activity in the market for a particular instrument, assumptions are made to determine their fair value. See Note 21 of the Notes to Consolidated Financial Statements for a further discussion.

During 2013, the Company transferred from its available-for-sale category to its held-to-maturity category $138.3 million of securities. Transfers of securities from the available-for-sale category to the held-to-maturity category are made at fair value at the date of transfer. The unrealized holding gain or loss at the date of transfer remains in accumulated other comprehensive income and in the carrying value of the held-to-maturity investment security. Premiums or discounts on investment securities are amortized or accreted using the effective interest method over the life of the security as an adjustment of yield. Unrealized holding gains or losses that remain in accumulated other comprehensive income are amortized or accreted over the remaining life of the security as an adjustment of yield, offsetting the related amortization of the premium or accretion of the discount.

The following table presents information for investments in securities available-for-sale and held-to-maturity at December 31, 2014, based on scheduled maturities. Actual maturities can be expected

ConnectOne Bancorp, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

to differ from scheduled maturities due to prepayment or early call options of the issuer. Securities not due at a single maturity date are shown separately.

	December 31, 2014
	Amortized Cost	Fair Value
	(Dollars in Thousands)
Investment Securities Available-for-Sale:
Due in one year or less	$12,903	$13,054
Due after one year through five years	42,369	43,670
Due after five years through ten years	93,793	98,615
Due after ten years	57,201	57,592
Residential mortgage pass-through securities	58,836	60,356
Commercial mortgage pass-through securities	3,042	3,046
Equity securities	376	307
Other securities	12,941	12,892

Total	$281,461	$289,532

Investment Securities Held-to-Maturity:
Due in one year or less	$5,001	$5,054
Due after one year through five years	9,211	9,367
Due after five years through ten years	70,030	72,302
Due after ten years	130,219	134,423
Residential mortgage-backed securities	5,955	5,983
Commercial mortgage-backed securities	4,266	4,316

Total	$224,682	$231,445

Total investment securities	$506,143	$520,977

Gross gains and losses from the sales calls and maturities of investment securities for the years ended December 31, 2014, 2013 and 2012 were as follows:

(Dollars in Thousands)	Years Ended December 31,
	2014	2013	2012
Proceeds	$81,844	$122,165	$130,059
Gross gains on sales of investment securities	2,837	2,451	2,905
Gross losses on sales of investment securities	19	88	23

Net gains on sales of investment securities	2,818	2,363	2,882

Less: tax provision on net gains	(986)	(645)	(879)

Net gains on sales of investment securities	$1,832	$1,718	$2,003

Other-than-Temporarily Impaired Investments

Summary of Other-than-Temporary Impairment Charges

	Years Ended December 31,
	2014	2013	2012
	(Dollars in Thousands)
One variable rate private label CMO	$—	$—	$484
Pooled trust preferred securities	—	628	68
Principal losses on a variable rate CMO	—	24	318

Total other-than-temporary impairment charges	$—	$652	$870

ConnectOne Bancorp, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company performs regular analysis on the available-for-sale securities portfolio to determine whether a decline in fair value indicates that an investment is other-than-temporarily impaired in accordance with FASB ASC 320-10. FASB ASC 320-10 requires companies to record other-than- temporary impairment (“OTTI”) charges, through earnings, if they have the intent to sell, or more likely than not be required to sell, an impaired debt security before recovery of its amortized cost basis. If the Company intends to sell or it is more likely than not it will be required to sell the security before recovery of its amortized cost basis, less any current period credit loss, the OTTI is recognized in earnings equal to the entire difference between the investment’s amortized cost basis and its estimated fair value at the balance sheet date. If the Company does not intend to sell the security and it is more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis less any current period loss, and as such, it determines that a decline in fair value is other than temporary, the OTTI is separated into the amount representing the credit loss and the amount related to all other factors. The amount of the OTTI related to the credit loss is determined based on the present value of cash flows expected to be collected and is recognized in earnings. The amount of the total OTTI related to other factors is recognized in other comprehensive income, net of applicable taxes. The previous amortized cost basis less the OTTI recognized in earnings becomes the new amortized cost basis of the investment.

The Company reviews all securities for potential recognition of other-than-temporary impairment. The Company maintains a watch list for the identification and monitoring of securities experiencing problems that require a heightened level of review. This could include credit rating downgrades.

The Company’s assessment of whether an investment in the portfolio of assets is other than temporary includes factors such as whether the issuer has defaulted on scheduled payments, announced restructuring and/or filed for bankruptcy, has disclosed severe liquidity problems that cannot be resolved, disclosed deteriorating financial condition or sustained significant losses.

The following table presents detailed information for each single issue trust preferred security held by the Company at December 31, 2014, of which all but one has at least one rating below investment grade.

Issuer	Class/ Tranche	Amortized Cost	Fair Value	Gross Unrealized Gain (Loss)	Lowest Credit Rating Assigned
	(dollars in thousands)
Countrywide Capital IV	n/a	$1,771	$1,805	34	BB
Countrywide Capital V	n/a	2,747	2,833	86	BB
Countrywide Capital V	n/a	250	257	7	BB
Nationsbank Cap Trust III	n/a	1,575	1,306	(269)	BB
Morgan Stanley Cap Trust IV	n/a	2,500	2,535	35	BB
Morgan Stanley Cap Trust IV	n/a	1,743	1,773	30	BB
Goldman Sachs	n/a	1,000	1,185	185	BB
Stifel Financial	n/a	4,500	4,612	112	BBB	-

Total		$16,086	$16,306	220

During 2013, the one pooled trust preferred security (“Pooled TRUP”), incurred an other-than-temporary impairment charge of $628,000 and subsequently was sold at its book value. As such, there were no OTTI charges taken for the year ended December 31, 2014.

Temporarily Impaired Investments

For all other securities, the Company does not believe that the unrealized losses, which were comprised of 54 and 170 investment securities as of December 31, 2014 and December 31, 2013, respectively, represent an other-than-temporary impairment. The gross unrealized losses associated

ConnectOne Bancorp, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

with U.S. Treasury and agency securities, federal agency obligations, mortgage-backed securities, corporate bonds, tax- exempt securities, asset-backed securities, trust preferred securities, mutual funds and equity securities are not considered to be other than temporary because these unrealized losses are related to changes in interest rates and do not affect the expected cash flows of the underlying collateral or issuer.

Factors affecting the market price include credit risk, market risk, interest rates, economic cycles, and liquidity risk. The magnitude of any unrealized loss may be affected by the relative concentration of the Company’s investment in any one issuer or industry. The Company has established policies to reduce exposure through diversification of concentration of the investment portfolio including limits on concentrations to any one issuer. The Company believes the investment portfolio is prudently diversified.

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

The Company evaluates all securities with unrealized losses quarterly to determine whether the loss is other than temporary. Unrealized losses in the corporate debt securities category consists primarily of senior unsecured corporate debt securities issued by large financial institutions, insurance companies and other corporate issuers. Single issuer corporate trust preferred securities are also included, and in the case of one holding the market valuation loss is largely based upon the floating rate coupon and corresponding market valuation. That trust preferred issuer, nor any other corporate issuers, have defaulted on interest payments. The unrealized loss in equity securities consists of losses on other bank equities. The decline in fair value is due in large part to the lack of an active trading market for these securities, changes in market credit spreads and rating agency downgrades. Management concluded that these securities were not other-than-temporarily impaired at December 31, 2014.

In determining that the securities giving rise to the previously mentioned unrealized losses were not other than temporary, the Company evaluated the factors cited above, which the Company considers when assessing whether a security is other-than-temporarily impaired. In making these evaluations the Company must exercise considerable judgment. Accordingly, there can be no assurance that the actual results will not differ from the Company’s judgments and that such differences may not require the future recognition of other-than-temporary impairment charges that could have a material effect on the Company’s financial position and results of operations. In addition, the value of, and the realization of any loss on, an investment security is subject to numerous risks as cited above.

ConnectOne Bancorp, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables indicate gross unrealized losses not recognized in income and fair value, aggregated by investment category and the length of time individual securities have been in a continuous unrealized loss position at December 31, 2014 and 2013:

	December 31, 2014
	Total		Less than 12 Months		12 Months or Longer
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in Thousands)
Investment Securities Available-for-Sale:
Federal agency obligation	$6,755	$(50)	$2,770	$(9)	$3,985	$(41)
Residential mortgage pass-through securities	5,694	(11)	5,694	(11)	—	—
Trust preferred securities	1,307	(269)	—	—	1,307	(269)
Corporate bonds and notes	1,961	(11)	1,961	(11)	—	—
Asset-backed securities	9,773	(31)	9,773	(31)	—	—
Certificates of deposit	369	(2)	369	(2)	—	—
Equity securities	307	(69)	—	—	307	(69)
Other securities	5,417	(82)	1,978	(21)	3,439	(61)

Total	$31,583	$(525)	$22,545	$(85)	$9,038	$(440)
Investment Securities Held-to-Maturity:
Federal agency obligation	3,228	(28)	3,228	(28)	—	—
Obligations of U.S. states and political subdivisions	8,341	(60)	1,401	(3)	6,940	(57)
Corporate bonds and notes	993	(7)	993	(7)	—	—

Total	12,562	(95)	5,622	(38)	6,940	(57)

Total Temporarily Impaired Securities	$44,145	$(620)	$28,167	$(123)	$15,978	$(497)

ConnectOne Bancorp, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31, 2013
	Total		Less than 12 Months		12 Months or Longer
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in Thousands)
Investment Securities Available-for-Sale:
U.S. Treasury and agency securities	$13,519	$(825)	$13,519	$(825)	$—	$—
Federal agency obligation	17,200	(655)	17,200	(655)	—	—
Residential mortgage pass-through securities	18,293	(229)	18,293	(229)	—	—
Commercial mortgage pass-through securities	2,924	(157)	2,924	(157)	—	—
Obligations of U.S. states and political subdivisions	4,199	(55)	4,199	(55)	—	—
Trust preferred securities	5,306	(510)	4,031	(211)	1,275	(299)
Corporate bonds and notes	32,498	(482)	30,533	(448)	1,965	(34)
Certificates of deposit	552	(20)	552	(20)	—	—
Equity securities	287	(89)	—	—	287	(89)
Other securities	985	(15)	—	—	985	(15)

Total	95,763	(3,037)	91,251	(2,600)	4,512	(437)
Investment Securities Held-to-Maturity:
U.S. Treasury and agency securities	27,037	(1,019)	27,037	(1,019)	—	—
Federal agency obligation	13,492	(389)	13,197	(388)	295	(1)
Residential mortgage pass-through securities	2,182	(64)	2,182	(64)	—	—
Commercial mortgage-backed securities	1,395	(62)	1,395	(62)	—	—
Obligations of U.S. states and political subdivisions	66,034	(3,688)	57,072	(2,957)	8,962	(731)
Corporate bonds and notes	27,210	(622)	27,210	(622)	—	—

Total	137,350	(5,844)	128,093	(5,112)	9,257	(732)

Total Temporarily Impaired Securities	$233,113	$(8,881)	$219,344	$(7,712)	$13,769	$(1,169)

NOTE 6—LOANS AND THE ALLOWANCE FOR LOAN LOSSES

The following table sets forth the composition of the Company’s loan portfolio segments, including net deferred fees and costs, at December 31, 2014 and 2013, respectively:

	2014	2013
	(in thousands)
Commercial	$499,816	$229,688
Commercial real estate	1,634,510	536,539
Commercial construction	167,359	42,722
Residential real estate	234,967	150,571
Consumer	2,879	1,084

Gross loans	2,539,531	960,604
Net deferred loan (fees) costs	(890)	339

Total loans receivable	$2,538,641	$960,943

ConnectOne Bancorp, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The loan segments in the above table have unique risk characteristics with respect to credit quality:

•

The repayment of commercial loans is generally dependent on the creditworthiness and cash flow of borrowers, and if applicable, guarantors, which may be negatively impacted by adverse economic conditions. While the majority of these loans are secured, collateral type, marketing, coverage, valuation and monitoring is not as uniform as in other portfolio classes and recovery from liquidation of such collateral may be subject to greater variability.

•

Payment on commercial mortgages is driven principally by operating results of the managed properties or underlying business and secondarily by the sale or refinance of such properties. Both primary and secondary sources of repayment, and value of the properties in liquidation, may be affected to a greater extent by adverse conditions in the real estate market or the economy in general.

•

Properties underlying construction, land and land development loans often do not generate sufficient cash flows to service debt and thus repayment is subject to ability of the borrower and, if applicable, guarantors, to complete development or construction of the property and carry the project, often for extended periods of time. As a result, the performance of these loans is contingent upon future events whose probability at the time of origination is uncertain.

•

The ability of borrowers to service debt in the residential and consumer loan portfolios is generally subject to personal income which may be impacted by general economic conditions, such as increased unemployment levels. These loans are predominately collateralized by first and/or second liens on single family properties. If a borrower cannot maintain the loan, the Company’s ability to recover against the collateral in sufficient amount and in a timely manner may be significantly influenced by market, legal and regulatory conditions.

Purchase Credit Impaired Loans

The Company holds purchased loans for which there was, at their acquisition date, evidence of deterioration of credit quality since their origination and it was probable, at acquisition, that all contractually required payments would not be collected. The carrying amount of those loans is as follows at December 31, 2014 and December 31, 2013.

	2014	2013
	(in thousands)
Commercial	$7,199	$—
Commercial real estate	1,816	—
Commercial construction	—	—
Residential real estate	806	—
Consumer	—	—

Total carrying amount	$9,821	$—

For those purchased loans disclosed above, the Company did not increase the allowance for loan losses for the year ended December 31, 2014. No allowances for loan losses were reversed during 2014.

ConnectOne Bancorp, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The accretable yield, or income expected to be collected, on the purchased loans above is as follows at December 31, 2014.

2014
(in thousands)
Balance at July 1, 2014	$5,013
New loans purchased	—
Accretion of income	(142)
Reclassifications from non-accretable difference	—
Disposals	(66)

Balance at December 31, 2014	$4,805

The following table presents nonaccrual loans by class of loans:

Loans Receivable on Non-Accrual Status

	2014	2013
	(in thousands)
Commercial	$616	$753
Commercial real estate	8,197	744
Residential real estate	2,796	1,640

Total loans receivable on non-accrual status	$11,609	$3,137

Non-accrual loans and loans past due 90 days still on accrual include both smaller balance homogenous loans that are collectively evaluated for impairment and individually classified impaired loans.

At December 31, 2014 and 2013, loan balances of approximately $1.0 billion and $564.7 million were pledged to secure borrowings from the Federal Reserve Bank of New York and Federal Home Loan Bank Advances.

At December 31, 2014 and 2013, the net investment in direct financing lease consists of a minimum lease receivable of $4,267,000 and $4,483,000, respectively, and unearned interest income of $538,000 and $733,000, respectively, for a net investment in direct financing lease of $3,729,000 and $3,750,000, respectively. The net investment in direct financing lease is carried as a component of loans in the Company’s consolidated statements of condition and included in the commercial loan segment.

Minimum future lease receipts of the direct financing lease are as follows:

For years ending December 31,	(Dollars in Thousands)
2015	$228
2016	265
2017	265
2018	265
2019	265
Thereafter	2,441

Total minimum future lease receipts	$3,729

The Company continuously monitors the credit quality of its loans receivable. In addition to the internal staff, the Company utilizes the services of a third party loan review firm to rate the credit quality of its loans receivable. Credit quality is monitored by reviewing certain credit quality indicators. Assets classified “Pass” are deemed to possess average to superior credit quality, requiring no more than normal attention. Assets classified as “Special Mention” have generally acceptable credit quality yet possess higher risk characteristics/circumstances than satisfactory assets.

ConnectOne Bancorp, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Such conditions include strained liquidity, slow pay, stale financial statements, or other conditions that require more stringent attention from the lending staff. These conditions, if not corrected, may weaken the loan quality or inadequately protect the Company’s credit position at some future date. Assets are classified “Substandard” if the asset has a well-defined weakness that requires management’s attention to a greater degree than for loans classified special mention. Such weakness, if left uncorrected, could possibly result in the compromised ability of the loan to perform to contractual requirements. An asset is classified as “Doubtful” if it is inadequately protected by the net worth and/or paying capacity of the obligor or of the collateral, if any, that secures the obligation. Assets classified as doubtful include assets for which there is a “distinct possibility” that a degree of loss will occur if the inadequacies are not corrected. All loans past due 90 days or more and all impaired loans are included in the appropriate category below. The following table presents information about the loan credit quality by loan segment at December 31, 2014 and 2013:

Credit Quality Indicators

	December 31, 2014
	Pass	Special Mention	Substandard	Doubtful	Total
	(in thousands)
Commercial	$481,638	$3,686	$14,203	$289	$499,816
Commercial real estate	1,596,606	14,140	23,764	—	1,634,510
Commercial construction	165,880	1,479	—	—	167,359
Residential real estate	230,772	—	4,195	—	234,967
Consumer	2,778	—	101	—	2,879

Total loans	$2,477,674	$19,305	$42,263	$289	$2,539,531

	December 31, 2013
	Pass	Special Mention	Substandard	Doubtful	Total
	(in thousands)
Commercial	$226,013	$1,719	$1,284	$672	$229,688
Commercial real estate	509,679	14,544	12,316	—	536,539
Commercial construction	41,492	—	1,230	—	42,722
Residential real estate	147,379	978	2,214	—	150,571
Consumer	964	—	120	—	1,084

Total loans	$925,527	$17,241	$17,164	$672	$960,604

The following table provides an analysis of the impaired loans by segment at December 31, 2014 and 2013

No Related Allowance Recorded	December 31, 2014
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(Dollars in Thousands)
Commercial	$481	$527	$—	$494	$—
Commercial real estate	5,890	6,857	—	6,276	129
Residential real estate	3,072	3,406	—	3,170	41
Consumer	109	101	—	107	—

Total	$9,552	$10,622	$—	$10,047	$171

ConnectOne Bancorp, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

With An Allowance Recorded	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Commercial	$387	$389	$111	$389	$—
Commercial real estate	3,520	3,520	151	3,584	171

Total	$3,907	$3,910	$262	$3,973	$171

Total
Commercial	$868	$917	$111	$883	$—
Commercial real estate	9,410	10,107	151	9,860	300
Residential real estate	3,072	3,406	—	3,170	41
Consumer	109	101	—	106	—

Total (including related allowance)	$13,459	$14,532	$262	$14,020	$342

No Related Allowance Recorded	December 31, 2013
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(Dollars in Thousands)
Commercial	$449	$449	$—	$494	$25
Commercial real estate	10,482	10,783	—	10,658	496
Residential real estate	1,858	2,000	—	1,892	94
Consumer	120	120	—	128	6

Total	$12,909	$13,352	$—	$13,172	$621

With An Allowance Recorded	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Commercial	$672	$672	$300	$687	$43
Commercial real estate	4,344	4,344	115	4,359	200

Total	$5,016	$5,016	$415	$5,046	$243

Total
Commercial	$1,121	$1,121	$300	$1,181	$68
Commercial real estate	14,826	15,127	115	15,017	696
Residential real estate	1,858	2,000	—	1,892	94
Consumer	120	120	—	128	6

Total (including related allowance)	$17,925	$18,368	$415	$18,218	$864

Loans are considered to have been modified in a troubled debt restructuring when due to a borrower’s financial difficulties, the Company makes certain concessions to the borrower that it would not otherwise consider. Modifications may include interest rate reductions, principal or interest forgiveness, forbearance, and other actions intended to minimize economic loss and to avoid foreclosure or repossession of collateral. Generally, a nonaccrual loan that has been modified in a troubled debt restructuring remains on nonaccrual status for a period of six months to demonstrate that the borrower is able to meet the terms of the modified loan. However, performance prior to the modification, or significant events that coincide with the modification, are included in assessing whether the borrower can meet the new terms and may result in the loan being returned to accrual status at the time of loan modification or after a shorter performance period. If the borrower’s ability to meet the revised payment schedule is uncertain, the loan remains on nonaccrual status. Included in impaired loans at December 31, 2014 are loans that are deemed troubled debt restructurings. Of these loans, $1.8 million at December 31, 2014 and $5.7 million at December 31, 2013, of which are included in the tables above, are performing under the restructured terms and are accruing interest.

ConnectOne Bancorp, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table provides an analysis of the aging of the loans by segment, excluding net deferred costs that are past due at December 31, 2014 and December 31, 2013 by class:

Aging Analysis

	December 31, 2014
	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans Receivable	Loans Receivable > 90 Days Past Due and Accruing
	(in thousands)
Commercial	$6,060	$—	$662	$6,722	$493,094	$499,816	$45
Commercial real estate	4,937	638	5,961	11,535	1,622,975	1,634,510	609
Commercial construction	—	—	—	—	167,359	167,359	—
Residential real estate	1,821	210	3,200	5,231	229,736	234,967	557
Consumer	30	1	—	31	2,848	2,879	—

Total	$12,848	$849	$9,823	$23,520	$2,516,011	$2,539,531	$1,211

	December 31, 2013
	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans Receivable	Loans Receivable > 90 Days Past Due and Accruing
	(in thousands)
Commercial	$18	$—	$753	$771	$228,917	$229,688	$—
Commercial Real Estate	221	—	744	965	535,574	536,539	—
Commercial construction	—	—	—	—	42,722	42,722	—
Residential real estate	990	258	1,640	2,888	147,683	150,571	—
Consumer	5	—	—	5	1,079	1,084

Total	$1,234	$258	$3,137	$4,629	$955,975	$960,604	$—

ConnectOne Bancorp, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table details the amount of loans that are evaluated individually, and collectively, for impairment (excluding net deferred costs), acquired, and the related portion of the allowance for loan loss that is allocated to each loan portfolio class:

	December 31, 2014
	Commercial	Commercial real estate	Commercial construction	Residential real estate	Consumer	Unallocated	Total
	(in thousands)
Allowance for loan and lease losses:
Individually evaluated for impairment	$111	$151	$—	$—	$—	$—	$262
Collectively evaluated for impairment	2,972	7,648	1,239	1,113	7	919	13,898
Acquired with deteriorated credit quality	—	—	—	—	—	—	—

Total	$3,083	$7,799	$1,239	$1,113	$7	$919	$14,160

Gross loans:
Individually evaluated for impairment	$452	$6,284	$—	$2,180	$101	$—	$9,017
Collectively evaluated for impairment	492,165	1,626,410	167,359	231,981	2,778	—	2,520,693
Acquired with deteriorated credit quality	7,199	1,816	—	806	—	—	9,821

Total	$499,816	$1,634,510	$167,359	$234,967	$2,879	$—	$2,539,531

The tables above include approximately $1.2 billion of acquired loans for the period ended December 31, 2014 reported as collectively evaluated for impairment.

	December 31, 2013
	Commercial	Commercial real estate	Commercial construction	Residential real estate	Consumer	Unallocated	Total
	(in thousands)
Allowance for loan and lease losses:
Individually evaluated for impairment	$300	$115	$—	$—	$—	$—	$415
Collectively evaluated for impairment	1,398	5,631	362	990	146	1,391	9,918

Total	$1,698	$5,746	$362	$990	$146	$1,391	$10,333

Gross loans:
Individually evaluated for impairment	$1,121	$14,826	$—	$1,858	$120	$—	$17,925
Collectively evaluated for impairment	228,567	521,713	42,722	148,713	964	—	942,679

Total	$229,688	$536,539	$42,722	$150,571	$1,084	$—	$960,604

The tables above include approximately $34.0 million of acquired loans for the period ended December 31, 2013 reported as collectively evaluated for impairment.

The Company’s allowance for loan losses is analyzed quarterly. Many factors are considered, including growth in the portfolio, delinquencies, nonaccrual loan levels, and other factors inherent in the extension of credit. There have been no material changes to the allowance for loan loss methodology as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

ConnectOne Bancorp, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of the activity in the allowance for loan losses is as follows:

	Year Ended December 31, 2014
	(Dollars in thousands)
	Commercial	Commercial real estate	Commercial construction	Residential real estate	Consumer	Unallocated	Total
Balance at January 1, 2014	$1,698	$5,746	$362	$990	$146	$1,391	$10,333
Loans charged-off	(379)	(398)	—	(159)	—	—	(936)
Recoveries	50	—	—	19	11	—	80
Provision for loan losses	1,714	2,451	877	263	(150)	(472)	4,683

Balance at December 31, 2014	$3,083	$7,799	$1,239	$1,113	$7	$919	$14,160

	Year Ended December 31, 2013
	(Dollars in thousands)
	Commercial	Commercial real estate	Commercial construction	Residential real estate	Consumer	Unallocated	Total
Balance at January 1, 2013	$2,424	$5,323	$313	$1,532	$113	$532	$10,237
Loans charged-off	(6)	(126)	—	(175)	(22)	—	(329)
Recoveries	41	28	—	—	6	—	75
Provision for loan losses	(761)	521	49	(367)	49	859	350

Balance at December 31, 2013	$1,698	$5,746	$362	$990	$146	$1,391	$10,333

	Year Ended December 31, 2012
	(Dollars in thousands)
	Commercial	Commercial real estate	Commercial construction	Residential real estate	Consumer	Unallocated	Total
Balance at January 1, 2012	$1,527	$5,972	$707	$1,263	$51	$82	$9,602
Loans charged-off	—	(57)	—	(454)	(16)	—	(527)
Recoveries	—	80	540	210	7	—	837
Provision for loan losses	892	(783)	(934)	509	72	569	325

Balance at December 31, 2012	$2,419	$5,212	$313	$1,528	$114	$651	$10,237

At December 31, 2014, there were no commitments to lend additional funds to borrowers whose loans were nonaccrual or contractually past due in excess of 90 days and still accruing interest, or whose terms have been modified in troubled debt restructurings.

Troubled Debt Restructurings

During the years ending December 31, 2014, 2013 and 2012, the terms of certain loans were modified as troubled debt restructurings. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan.

Loans modified in a troubled debt restructuring totaled a recorded investment of $2.8 million at December 31, 2014, of which $1.0 million were on non-accrual status. Loans modified in a troubled debt restructuring totaled $6.6 million at December 31, 2013 of which $0.8 million were on non-accrual status. The remaining loans modified were current and have complied with the terms of their restructure agreement. The Company has allocated no specific allocations with respect to loans whose loan terms had been modified in troubled debt restructurings as of December 31, 2014.

ConnectOne Bancorp, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents loans by segment modified as troubled debt restructurings that occurred during the year ended December 31, 2014 (dollars in thousands):

	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled debt restructurings:
Commercial	1	$672	$289
Commercial real estate	—	—	—
Commercial construction	—	—	—
Residential real estate	2	275	272

Total	3	$947	$561

The following table presents loans by segment modified as troubled debt restructurings that occurred during the year ended December 31, 2013 (dollars in thousands):

	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled debt restructurings:
Commercial	—	$—	$—
Commercial real estate	—	—	—
Commercial construction	—	—	—
Residential real estate	—	—	—

Total	—	$—	$—

The following table presents loans by segment modified as troubled debt restructurings that occurred during the year ended December 31, 2012 (dollars in thousands):

	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled debt restructurings:
Commercial real estate	1	225	225
Residential real estate	1	714	675
Consumer	1	1,354	137

Total	3	$2,293	$1,037

The Company had a $333,000 charge-off in connection with a loan modification at the time of modification during the year ended December 31, 2014. There were no troubled debt restructurings for which there was a payment default within twelve months following the modification during the year ended December 31, 2014. The TDRs presented as of December 31, 2014 did not increase the allowance for loan loss.

There were no troubled debt restructurings that occurred during the year ended December 31, 2013. The Company had no loans charged-off in connection with a loan modification at the time of the modification during the year ended December 31, 2013. There were no troubled debt restructurings for which there was a payment default within twelve months following the modification during the year ended December 31, 2013. The TDRs presented as of December 31, 2013 did not increase the allowance for loan loss.

The Company had no loans charged-off in connection with a loan modification at the time of the modification during the year ended December 31, 2012. The Corporation had one loan that defaulted during the twelve months ended December 31, 2012 that had previously been modified as

ConnectOne Bancorp, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

a TDR within the previous twelve months. The TDRs presented as of December 31, 2012 did not increase the allowance for loan loss.

NOTE 7—PREMISES AND EQUIPMENT

Premises and equipment are summarized as follows:

	Estimated Useful Life (Years)	2014	2013
	(Dollars in Thousands)
Land	—	$2,403	$2,403
Buildings	5 – 40	16,490	13,675
Furniture, fixtures and equipment	2 – 20	24,809	17,604
Leasehold improvements	5 – 30	10,757	3,184

Subtotal		54,459	36,866
Less: accumulated depreciation and amortization		32,977	23,185

Subtotal		21,482	13,681
Less: fair value adjustment for leases		(829)	—

Total premises and equipment, net		$20,653	$13,681

Depreciation and amortization expense of premises and equipment for the three years ended December 31, amounted to $1.5 million in 2014 and $0.9 million in 2013 and 2012.

Capital Leases: As a result of the Merger, the Company acquired lease agreement for a building under a capital lease. The lease arrangement requires monthly payments through 2028.

The Company has included this lease in premises and equipment as follows (dollars in thousands):

	2014	2013
Capital Lease	$3,422	$—
Less: accumulated amortization	1,026	—

	$2,396	$—

The following is a schedule by year of future minimum lease payments under the capitalized lease, together with the present value of net minimum lease payments at December 31, 2014 (dollars in thousands):

2015	$291
2016	292
2017	292
2018	294
2019	321
Thereafter	3,018

Total minimum lease payments	4,508
Less amount representing interest	1,509

Present value of net minimum lease payments	$2,999

Operating Leases: Occupancy and equipment expense includes rentals for premises and equipment of $1,557,000 in 2014, $1,094,000 in 2013 and $805,000 in 2012. At December 31, 2014, the Company was obligated under a number of noncancelable leases for premises and equipment,

ConnectOne Bancorp, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

many of which provide for increased rentals based upon increases in real estate taxes and the cost of living index. These leases, most of which have renewal provisions, are principally operating leases.

2015	$2,062
2016	1,902
2017	1,548
2018	1,493
2019	1,326
Thereafter	7,509

NOTE 8—GOODWILL AND OTHER INTANGIBLE ASSETS

A goodwill impairment test is required under ASC 350, Intangibles—Goodwill and Other, and the FASB issued ASU No. 2011-08, “Testing Goodwill for Impairment,” allowing an initial qualitative assessment of goodwill commonly known as step zero impairment testing. In general, the step zero test allows an entity to first assess qualitative factors to determine whether it is more likely than not (i.e., more than 50%) that the fair value of a reporting unit is less than its carrying value. If a step zero impairment test results in the conclusion that it is more likely than not that the fair value of the reporting unit exceeds its carrying value, then no further testing is required.

While step zero impairment testing is an assessment of qualitative factors that affect the likelihood of impairment. Based upon management’s review, the Company’s intangible assets were not impaired and there has been no impairment through December 31, 2014. Management concludes that the ASC 350 goodwill step zero test has been passed, and no further testing is required.

Goodwill

The change in goodwill during the year is as follows (dollars in thousands):

	2014	2013
Beginning of year	$16,804	$16,804
Acquired goodwill	129,105	—
Impairment	—	—

End of year	$145,909	$16,804

Acquired Intangible Assets

The table below provides information regarding the carrying amounts and accumulated amortization of amortized intangible assets as of the dates set forth below.

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Dollars in Thousands)
As of December 31, 2014:
Core deposits	$6,011	$(1,186)	$4,825

Total intangible assets	6,011	(1,186)	4,825

As of December 31, 2013:
Core deposits	$703	$(679)	$24

Total intangible assets	703	(679)	24

ConnectOne Bancorp, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Aggregate amortization expense was $507,000, $30,000 and $44,000 for the years ended, December 31, 2014, December 31, 2013 and December 31, 2012, respectively. Estimated amortization expense for each of the next five years (in thousands):

2015	$917
2016	820
2017	724
2018	627
2019	531

NOTE 9—DEPOSITS

Time Deposits

As of December 31, 2014 and 2013, the Company’s total time deposits were $668.7 million and $152.0 million, respectively. As of December 31, 2014, the contractual maturities of these time deposits were as follows:

(dollars in thousands)	Amount
2015	$366,168
2016	95,622
2017	93,400
2018	71,507
2019	42,003

Total	$668,700

The amount of time deposits with balances of $250,000 or more was $108.0 million and $61.9 million as of December 31, 2014 and 2013, respectively.

ConnectOne Bancorp, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 10—BORROWED FUNDS:

The components of borrowings are as follows (dollars in thousands):

December 31, 2014
Type	Maturity Date	Interest Rate	Oustanding
FHLB	01/15/15	0.35%	$25,000
FHLB	02/23/15	0.88	10,000
FHLB	03/02/15	0.35	25,000
FHLB	03/30/15	0.38	25,000
FHLB	03/31/15	0.37	25,000
FHLB	05/01/15	0.39	25,000
FHLB	05/07/15	0.81	15,000
FHLB	05/11/15	2.17	525
FHLB	05/11/15	2.91	5,000
FHLB	06/01/15	0.41	25,000
FHLB	06/01/15	0.46	25,000
FHLB	06/09/15	0.44	25,000
FHLB	06/26/15	0.48	25,000
FHLB	08/05/15	1.49	2,000
FHLB	08/03/16	1.93	10,000
FHLB	08/26/16	1.04	5,000
FHLB	10/11/16	1.15	5,000
FHLB	01/23/17	1.16	10,000
FHLB	04/28/17	1.26	5,000
REPO	06/15/17	5.95	15,000
FHLB	06/26/17	1.30	25,000
FHLB	07/08/17	1.29	5,000
FHLB	09/25/17	1.41	11,000
FHLB	02/12/18	1.56	10,000
FHLB	04/02/18	2.50	2,500
FHLB	04/02/18	1.98	7,500
FHLB	04/30/18	1.75	5,000
FHLB	07/16/18	2.99	5,000
REPO	08/08/18	5.85	16,000
FHLB	09/11/18	4.15	5,000
FHLB	10/23/18	1.68	10,000
FHLB	11/19/18	1.68	10,000
FHLB	12/17/18	1.78	25,000
FHLB	01/30/19	1.79	4,000
FHLB	02/11/19	1.99	6,000
FHLB	10/30/20	3.23	20,000
FHLB	11/02/20	3.61	20,000

			494,525
Add Fair Value Mark:			1,028

			$495,553

December 31, 2013
Type	Maturity Date	Interest Rate	Oustanding
REPO	06/15/17	5.95%	$ 15,000
FHLB	11/16/17	3.18	5,000
FHLB	11/16/17	3.29	5,000
FHLB	11/16/17	3.10	5,000
FHLB	11/16/17	3.49	10,000
FHLB	11/27/17	3.16	5,000
FHLB	11/27/17	3.40	5,000
FHLB	01/03/18	3.25	4,000
FHLB	01/03/18	2.99	3,000
FHLB	01/03/18	2.74	3,000
FHLB	01/31/18	3.34	10,000
FHLB	01/31/18	2.44	10,000
FHLB	01/31/18	2.78	5,000
REPO	08/08/18	5.85	16,000
FHLB	09/12/18	4.16	5,000
FHLB	11/02/20	3.62	20,000
FHLB	11/30/20	3.24	20,000

			$146,000

Three of the FHLB notes ($2,500,000 and $7,500,000 each due April 2, 2018, and $5,000,000 due July 16, 2018) contain a convertible option which allows the FHLB, at quarterly intervals as, to convert the fixed convertible advance into replacement funding for the same or lesser principal based on any advance then offered by the FHLB at their current market rate. The Company has the

ConnectOne Bancorp, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

option to repay these advances, if converted, without penalty. The remaining advances are payable at its stated maturity, with a prepayment penalty for fixed rate advances. All FHLB advances are fixed while the REPOs are variable rate advances. The advances at December 31, 2014 were collateralized by approximately $772,000,000 of commercial mortgage loans, net of required over collateralization amounts, under a blanket lien arrangement. At December 31, 2014 the Company had remaining borrowing capacity of approximately $308,000,000.

On September 30, 2014, the Company extinguished $70,000,000 of FHLBNY advances with a weighted average rate of 3.1 percent and a weighted average maturity of 3.2 years. The advances were putable at the option of the FHLBNY. A pre-tax prepayment penalty of $4.6 million associated with the extinguishment was recorded to noninterest expense.

NOTE 11—SUBORDINATED DEBENTURES:

During 2003, the Company formed a statutory business trust, which exists for the exclusive purpose of (i) issuing Trust Securities representing undivided beneficial interests in the assets of the Trust; (ii) investing the gross proceeds of the Trust securities in junior subordinated deferrable interest debentures (subordinated debentures) of the Company; and (iii) engaging in only those activities necessary or incidental thereto. On December 19, 2003, Center Bancorp Statutory Trust II, a statutory business trust and wholly-owned subsidiary of the Parent Corporation issued $5.0 million of, MMCapS capital securities to investors due on January 23, 2034. The capital securities presently qualify as Tier I capital. The trust loaned the proceeds of this offering to the Company and received in exchange $5.2 million of the Parent Corporation’s subordinated debentures. The subordinated debentures are redeemable in whole or in part prior to maturity. The floating interest rate on the subordinate debentures is three-month LIBOR plus 2.85 percent and reprices quarterly. The rate at December 31, 2014 was 3.08 percent. These subordinated debentures and the related income effects are not eliminated in the consolidated financial statements as the statutory business trust is not consolidated in accordance with FASB ASC 810-10. Distributions on the subordinated debentures owned by the subsidiary trust have been classified as interest expense in the Consolidated Statements of Income.

The following table summarizes the mandatory redeemable trust preferred securities of the Company’s Statutory Trust II at December 31, 2014 and 2013.

Issuance Date	Securities Issued	Liquidation Value	Coupon Rate	Maturity	Redeemable by Issuer Beginning
12/19/2003	$5,000,000	$1,000 per Capital Security	Floating 3-month LIBOR + 285 Basis Points	01/23/2034	01/23/2009

ConnectOne Bancorp, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 12—INCOME TAXES

The current and deferred amounts of income tax expense for the years ended December 31, 2014, 2013 and 2012, respectively, are as follows (dollars in thousands):

	2014	2013	2012
Current:
Federal	$7,715	$5,658	$5,506
State	946	87	259

Subtotal	8,661	5,745	5,765

Deferred:
Federal	223	1,906	1,085
State	(39)	(167)	827

Subtotal	184	1,739	1,912

Income tax expense	$8,845	$7,484	$7,677

Reconciliation between the amount of reported income tax expense and the amount computed by applying the statutory Federal income tax rate is as follows (dollars in thousands):

	2014	2013	2012
Income before income tax expense	$27,410	$27,409	$25,184
Federal statutory rate	35%	35%	35%

Computed “expected” Federal income tax expense	9,593	9,593	8,814
State tax, net of Federal tax benefit	589	(53)	706
Bank owned life insurance	(456)	(477)	(356)
Tax-exempt interest and dividends	(1,511)	(1,645)	(1,228)
Bargain gain on Saddle River Valley Bank acquisition	—	—	(314)
Other, net	630	66	55

Income tax	$8,845	$7,484	$7,677

ConnectOne Bancorp, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The tax effects of temporary differences that give rise to significant portions of the deferred tax asset and deferred tax liability at December 31, 2014 and 2013 are presented in the following table:

	2014	2013
	(Dollars in Thousands)
Deferred tax assets:
Impaired assets	$—	$1,221
Allowance for loan losses	5,681	4,118
Pension actuarial losses	2,980	2,206
Purchase accounting	9,221	—
Deferred compensation	1,066	—
Accrued rent	476	—
Other	594	466
NJ NOL	902	399
NJ AMA credits	—	137

Total deferred tax assets	$20,920	$8,547

Deferred tax liabilities:
Employee benefit plans	$1,199	$1,281
Depreciation	886	416
Market discount accretion	91	200
Deferred loan costs, net of fees	317	385
Prepaid expenses	393	—
Other	64	—
Purchase accounting	—	522
Unrealized gains on securities available-for-sale	2,403	547

Total deferred tax liabilities	5,353	3,351

Net deferred tax asset	$15,567	$5,196

At December 31, 2014, the Company has approximately $15.4 million state income tax loss carry forwards which expire in 2034.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, the projected future taxable income, and tax planning strategies in making this assessment. During 2014 and 2013, based on the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, the Company believes the net deferred tax assets are more likely than not to be realized.

The Company’s federal income tax returns are open and subject to examination from the 2010 tax return year and forward. The Company’s state income tax returns are generally open from the 2010 and later tax return years based on individual state statutes of limitations.

NOTE 13—COMMITMENTS, CONTINGENCIES AND CONCENTRATIONS OF CREDIT RISK

In the normal course of business, the Company has outstanding commitments and contingent liabilities, such as standby and commercial letters of credit, unused portions of lines of credit and commitments to extend various types of credit. Commitments to extend credit and standby letters of credit generally do not exceed one year.

ConnectOne Bancorp, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

These financial instruments involve, to varying degrees, elements of credit risk in excess of the amounts recognized in the consolidated financial statements. The commitment or contract amount of these financial instruments is an indicator of the Company’s level of involvement in each type of instrument as well as the exposure to credit loss in the event of nonperformance by the other party to the financial instrument.

The Company controls the credit risk of these financial instruments through credit approvals, limits and monitoring procedures. To minimize potential credit risk, the Company generally requires collateral and other credit-related terms and conditions from the customer. In the opinion of management, the financial condition of the Company will not be materially affected by the final outcome of these commitments and contingent liabilities.

A substantial portion of the Bank’s loans are secured by real estate located in New Jersey. Accordingly, the collectability of a substantial portion of the loan portfolio of the Bank is susceptible to changes in the New Jersey real estate market.

The following table provides a summary of financial instruments with off-balance sheet risk at December 31, 2014 and 2013:

	2014	2013
	(Dollars in Thousands)
Commitments under commercial loans and lines of credit	$236,447	$109,661
Home equity and other revolving lines of credit	56,031	41,836
Outstanding commercial mortgage loan commitments	169,043	48,129
Standby letters of credit	27,500	9,655
Performance letters of credit	—	21,844
Outstanding residential mortgage loan commitments	—	1,858
Overdraft protection lines	800	5,273

Total	$489,821	$238,256

The Company is subject to claims and lawsuits that arise in the ordinary course of business. Based upon the information currently available in connection with such claims, it is the opinion of management that the disposition or ultimate determination of such claims will not have a material adverse impact on the consolidated financial position, results of operations, or liquidity of the Company.

NOTE 14—TRANSACTIONS WITH EXECUTIVE OFFICERS, DIRECTORS AND PRINCIPAL STOCKHOLDERS

Loans to principal officers, directors, and their affiliates during the years ended December 31, 2014 and 2013, were as follows (dollars in thousands):

	2014	2013
Beginning balance	$20,365	$18,977
New loans	150	11,613
Loans assumed in Merger	31,325	—
Repayments	(7,487)	(10,225)

Ending balance	$44,353	$20,365

Deposits from principal officers, directors, and their affiliates at December 31, 2014 were $19,400,000.

The Company has had, and may be expected to have in the future, banking transactions in the ordinary course of business with its executive officers, directors, principal stockholders, their immediate families and affiliated companies (commonly referred to as related parties). The Company leases branch facilities from related party entities. In addition, the Company also utilizes an

ConnectOne Bancorp, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

advertising and public relations agency at which one of the Company’s directors is President and CEO and a principal owner. For these transactions, the expenses are not significant to the operations of the Company.

NOTE 15—STOCKHOLDERS’ EQUITY AND REGULATORY REQUIREMENTS

On January 12, 2009, the Company issued $10 million in nonvoting senior preferred stock to the U.S. Department of Treasury under the Capital Purchase Program. As part of the transaction, the Company also issued warrants to the U.S. Treasury to purchase 173,410 shares of common stock of the Company at an exercise price of $8.65 per share. As a result of the successful completion of a rights offering in October 2009, the number of shares underlying the warrants held by the U.S. Treasury was reduced to 86,705 shares, or 50% of the original 173,410 shares as outlined by the provisions of the Capital Purchase Program.

On September 15, 2011, the Company issued $ 11.25 million in nonvoting senior preferred stock to the Treasury under the Small Business Lending Fund Program (“SBLF Program”). Under the Securities Purchase Agreement, the Company issued to the Treasury a total of 11,250 shares of the Company’s Senior Noncumulative Perpetual Preferred Stock, Series B, having a liquidation value of $1,000 per share. Simultaneously, using the proceeds from the issuance of the SBLF Preferred Stock, the Company redeemed from the Treasury, all 10,000 outstanding shares of its Fixed Rate Cumulative Perpetual Preferred Stock, Series A, liquidation amount $1,000 per share, for a redemption price of $10,041,667, including accrued but unpaid dividends up to the date of redemption. The investment in the SBLF program provides the Company with approximately $1.25 million additional Tier 1 capital. The capital received under the program will allow the Company to continue to serve its small business clients through the commercial lending program. The current dividend rate is 1.0% and will increase to 9.0% on January 1, 2016. The Company expects to repurchase all $11.25 million of this preferred stock prior to January 1, 2016

On December 7, 2011, the Company repurchased the warrants issued on January 12, 2009 to the U.S. Treasury as part of its participation in the U.S. Treasury’s TARP Capital Purchase Program. In the repurchase, the Company paid the U.S. Treasury $245,000 for the warrants.

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

Under its prompt corrective action regulations, the regulators are required to take certain supervisory actions with respect to an undercapitalized institution. Such actions could have a direct material effect on the institution’s financial statements. The regulations establish a framework for the classification of financial institutions into five categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. Generally, an institution is considered well capitalized if it has a leverage (Tier I) capital ratio of at least 5.00 percent; a Tier I risk-based capital ratio of at least 6.00 percent; and a total risk-based capital ratio of at least 10.00 percent. At year-end 2014 and 2013, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.

The foregoing capital ratios are based in part on specific quantitative measures of assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by the regulators about capital components, risk weightings and other factors.

ConnectOne Bancorp, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2014, management believes that the Bank and the Parent Corporation met all capital adequacy requirements to which they are subject.

The following is a summary of the Bank’s and the Parent Corporation’s actual capital amounts and ratios as of December 31, 2014 and 2013, compared to the FRB and FDIC minimum capital adequacy requirements and the FRB and FDIC requirements for classification as a well-capitalized institution.

The Bank	Amount	Ratio	Minimum Capital Adequacy		For Classification Under Corrective Action Plan as Well Capitalized
			Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
December 31, 2014
Leverage (Tier 1) capital	$300,399	9.33%	$128,729	4.00%	$160,911	5.00%
Risk-Based Capital:
Tier 1	$300,399	10.40%	$115,493	4.00%	$173,239	6.00%
Total	314,769	10.90%	230,986	8.00%	288,732	10.00%
December 31, 2013
Leverage (Tier 1) capital	$159,431	9.69%	$65,813	4.00%	$82,266	5.00%
Risk-Based Capital:
Tier 1	$159,431	12.10%	$52,704	4.00%	$79,057	6.00%
Total	169,974	12.91%	105,329	8.00%	131,661	10.00%

The Company	Amount	Ratio	Minimum Capital Adequacy		For Classification as Well Capitalized
			Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
December 31, 2014
Leverage (Tier 1) capital	$301,593	9.37%	$128,747	4.00%	N/A	N/A
Risk-Based Capital:
Tier 1	$301,593	10.44%	$115,561	4.00%	N/A	N/A
Total	315,963	10.94%	231,121	8.00%	N/A	N/A
December 31, 2013
Leverage (Tier 1) capital	$159,316	9.69%	$65,765	4.00%	N/A	N/A
Risk-Based Capital:
Tier 1	$159,316	12.10%	$52,666	4.00%	N/A	N/A
Total	169,894	12.90%	105,361	8.00%	N/A	N/A

The Company issued $ 5.2 million of subordinated debentures in 2003. These securities are included as a component of Tier 1 Capital for regulatory purposes.

ConnectOne Bancorp, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 16—COMPREHENSIVE INCOME

Total comprehensive income includes all changes in equity during a period from transactions and other events and circumstances from nonowner sources. The Company’s other comprehensive income (loss) is comprised of unrealized holding gains and losses on securities available-for-sale, obligations for defined benefit pension plan and an adjustment to reflect the curtailment of the Company’s defined benefit pension plan, net of taxes.

Details about Accumulated Other Comprehensive Income Components	Amounts Reclassified from Accumulated Other Comprehensive Income			Affected Line Item in the Statement Where Net Income is Presented
	Twelve Months Ended December 31,
(Dollars in thousands)	2014	2013	2012
OTTI losses	$—	$(652)	$(870)	Net investment securities gains
	—	178	265	Tax benefit

	—	(474)	(605)	Net of tax
Sale of investment securities available-for-sale	2,818	2,363	2,882	Net investment securities gains
	(986)	(645)	(879)	Tax expense

	1,832	1,718	2,003	Net of tax
Amortization of unrealized holding gains on securities transferred from available-for-sale to held-to-maturity	(215)	58	2	Interest income
	91	(19)	(1)	Tax expense

	(124)	39	1	Net of tax
Pension plan actuarial (gains) losses	204	(654)	790	Before tax
	(83)	267	(323)	Tax benefit (expense)

	121	(387)	467	Net of tax

Total reclassification	$1,829	$896	$1,866	Net of tax

Accumulated other comprehensive income (loss) at December 31, 2014 and 2013 consisted of the following:

	2014	2013
	(Dollars in Thousands)
Investment securities available for sale, net of tax	$4,874	$2,374
Cash flow hedge	28	—
Unamortized component of securities transferred from available-for-sale to held-to-maturity, net of tax	(1,301)	(1,425)
Defined benefit pension and post-retirement plans, net of tax	(4,615)	(3,493)

Total	$(1,014)	$(2,544)

NOTE 17—PENSION AND OTHER BENEFITS

Defined Benefit Plans

The Company maintains a frozen noncontributory pension plan for substantially all of its employees. The benefits are based on years of service and the employee’s compensation over the prior five-year period. The plan’s benefits are payable in the form of a ten year certain and life annuity. The plan is intended to be a tax-qualified defined benefit plan under Section 401(a) of the Internal Revenue Code. Payments may be made under the Pension Plan once attaining the normal retirement age of 65 and are generally equal to 44 percent of a participant’s highest average compensation over a 5-year period.

ConnectOne Bancorp, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth changes in projected benefit obligation, changes in fair value of plan assets, funded status, and amounts recognized in the consolidated statements of condition for the Company’s pension plans at December 31, 2014 and 2013.

	2014	2013
	(Dollars in Thousands)
Change in Benefit Obligation:
Projected benefit obligation at beginning of year	$13,569	$13,533
Interest cost	576	529
Actuarial loss	2,023	255
Benefits paid	(701)	(748)
Settlements	(393)	—

Projected benefit obligation at end of year	$15,074	$13,569

Change in Plan Assets:
Fair value of plan assets at beginning year	$11,026	$7,034
Actual return on plan assets	413	1,040
Employer contributions	—	3,700
Benefits paid	(701)	(748)
Settlements	(324)	—

Fair value of plan assets at end of year	$10,414	$11,026

Funded status	$(4,660)	$(2,543)

The accumulated benefit obligation was $15.1 million and $13.6 million as of the year ended December 31, 2014 and 2013, respectively.

The net periodic pension expense for 2014, 2013 and 2012 includes the following:

	2014	2013	2012
	(Dollars in Thousands)
Interest cost	$576	$529	$555
Expected return on plan assets	(596)	(488)	(377)
Net amortization	223	375	294
Recognized settlement loss	1	—	—

Total net periodic pension expense	$204	$416	$472

Amounts recognized as a component of accumulated other comprehensive loss as of year-end that have not been recognized as a component of the net periodic pension expense for the plan are presented in the following table. The Company expects to recognize approximately $434,000 of the net actuarial loss reported in the following table as of December 31, 2014 as a component of net periodic pension expense during 2015.

	2014	2013
Net acturial loss	7,595	5,699

Total recognized in other comprehensive income	$7,595	$5,699

Total recognized in net periodic expense and other comprehensive income (before tax)	$7,799	$6,115

The following table presents the assumptions used to calculate the projected benefit obligation in each of the last three years.

ConnectOne Bancorp, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	2014	2013	2012
Discount rate	3.76%	4.84%	4.03%
Rate of compensation increase	N/A	N/A	N/A
Expected long-term rate of return on plan assets	5.50%	5.50%	5.50%

The following information is provided for the year ended December 31:

	2014	2013	2012
	(Dollars in Thousands)
Weighted average assumptions used to determine net periodic benefit cost for years ended December 31
Discount rate	4.84%	4.03%	4.64%
Expected long-term return on plan assets	5.50%	5.50%	5.50%
Rate of compensation increase	N/A	N/A	N/A

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

Plan Assets

The general investment policy of the Pension Trust is for the fund to experience growth in assets that will allow the market value to exceed the value of benefit obligations over time. The Company’s pension plan asset allocation as of December 31, 2014 and 2013, target allocation for 2015, and expected long-term rate of return by assets are as follows:

No Related Allowance Recorded	Target Allocation	% of Plan Assets— Year Ended 2014	% of Plan Assets— Year Ended 2013	Weighted Average Expected Long-Term Rate of Return
Equity Securities
Domestic	45%	42%	39%	6.5%
International	15%	13%	14%	6.5%
Debt and/or fixed income securities	39%	36%	39%	4.0%
Cash and other alternative investments, including real estate funds, hedge funds and equity structured notes	1%	9%	8%	0%

Total	100%	$100%	$100%	$5.5%

ConnectOne Bancorp, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair values of the Company’s pension plan assets at December 31, 2014 and 2013, by asset class, are as follows:

Asset Class	December 31, 2014	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in Thousands)
Cash	$869	$869	$—	$—
Equity securities:
U.S. companies	4,304	4,304	—	—
International companies	1,394	1,394	—	—
Debt and/or fixed income securities	3,754	3,754
Real estate funds	93	93	—	—

Total	$10,414	$10,414	$—	$—

Asset Class	December 31, 2013	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in Thousands)
Cash	$865	$865	$—	$—
Equity securities:
U.S. companies	4,310	4,310	—	—
International companies	1,495	1,495	—	—
Debt and/or fixed income securities	4,356	4,356	—	—

Total	$11,026	$11,026	$—	$—

Fair Value of Plan Assets

The Company used the following valuation methods and assumptions to estimate the fair value of assets held by the plan:

Equity securities and real estate funds: The fair values for equity securities and real estate funds are determined by quoted market prices, if available (Level 1). For securities where quoted prices are not available, fair values are calculated based on market prices of similar securities (Level 2).

Debt and fixed income securities: Certain debt securities are valued at the closing price reported in the active market in which the bond is traded (Level 1 inputs). Other debt securities are valued based upon recent bid prices or the average of recent bid and asked prices when available (Level 2 inputs) and, if not available, they are valued through matrix pricing models developed by sources considered by management to be reliable. Matrix pricing, which is a mathematical technique commonly used to price debt securities that are not actively traded, values debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs). For securities where quoted prices or market prices of similar securities are not available, fair values are calculated using discounted cash flows or other market indicators (Level 3). Discounted cash flows are calculated using spread to swap and LIBOR curves that are updated to incorporate loss severities, volatility, credit spread and optionality. During times when trading is more liquid, broker quotes are used (if available) to validate the model. Rating agency and industry research reports as well as defaults and deferrals on individual securities are reviewed and incorporated into the calculations.

ConnectOne Bancorp, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Cash Flows

Contributions

The Bank expects to contribute $ 2,000,000 to its Pension Trust in 2015.

The Moving Ahead for Progress in the 21st Century Act which was enacted on July 6, 2012 contained special rules related to funding stabilization for single employer defined benefit plans. Under these provisions, the interest rates used to calculate the plan’s funding percentages and minimum required contribution are adjusted as necessary to fall within a specified range that is determined based on an average of rates for the 25 year period ending on September 30 of the calendar year preceding the first day of the Plan year. For Plan years beginning in 2013, the range is 85% - 115 % of the 25 year average. The application of the adjusted rates produced a 2013 required minimum contribution to the Plan to approximately $400,000. However, a decision was made to contribute a total of $3,700,000 for the 2013 plan year in order to make significant progress toward fully funding Plan liabilities and that amount has been contributed for the 2013 Plan Year.

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, for the following years are as follows (in thousands):

2015	$777
2016	764
2017	759
2018	743
2019	764
2020-2024	3,880

401(k) Benefit Plan

The Company maintains a 401(k) employee savings plan to provide for defined contributions which covers substantially all employees of the Company. Prior to 2013, the Company’s contribution to its 401(k) plan provided a dollar-for-dollar matching contribution up to six percent of salary deferrals for the periods presented. Beginning with the 2013 Plan Year, the Plan was amended to provide for a 3% nonelective safe harbor contribution for all participants. For 2014, 2013 and 2012, employer contributions amounted to $291,000, $265,000 and $405,000, respectively.

NOTE 18—STOCK BASED COMPENSATION

Stock Option Plans

The Company maintains three stock-based compensation plans from which new grants could be issued. The Company’s stock-based compensation plans permit Parent Corporation common stock to be issued to key employees and directors of the Company and its subsidiaries. The options granted under the plans are intended to be either incentive stock options or non-qualified options. Under the 2009 Equity Incentive Plan, a total of 363,081 shares are available for grant and issuance as of December 31, 2014. Under the 2003 Non-Employee Director Stock Option Plan, a total of 380,644

ConnectOne Bancorp, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

shares remain available for grant and issuance under the plan as of December 31, 2014. In addition, a total of 237,621 shares are available for grant and issuance under Legacy ConnectOne equity plan. Options may be exercised with shares issued from Treasury shares, newly issued shares or a combination of both.

Options have been granted to purchase common stock principally at the fair market value of the stock at the date of grant. Options are exercisable over a three-year vesting period starting one year after the date of grant and generally expire ten years from the date of grant.

The total compensation expense related to these plans was $58,000, $59,000 and $39,000 for the years ended December 31, 2014, 2013 and 2012, respectively.

Under the principal option plans, the Company may grant restricted stock awards to certain employees. Restricted stock awards are non-vested stock awards. Restricted stock awards are independent of option grants and are generally subject to forfeiture if employment terminates prior to the release of the restrictions. Such awards generally vest during a period specified at the date of grant. During that period, ownership of the shares cannot be transferred. Restricted stock has the same cash dividend and voting rights as other common stock and is considered to be currently issued and outstanding. The Company expenses the cost of the restricted stock awards, which is determined to be the fair market value of the shares at the date of grant, ratably over the period during which the restrictions lapse. During 2014, no restricted shares were awarded. During 2013, 18,829 shares were awarded while in 2012, 2,125 shares were awarded. 2013 shares were issued from treasury stock, while 2012 shares were purchased in the open market. The amount of compensation cost related to restricted stock awards included in salary expense was $165,000, $24,000 and $25,000 in 2014, 2013 and 2012, respectively.

Options covering 41,639 shares were granted on August 27 and March 1, 2013, while 27,784 were granted on March 1, 2012. No options were issued during 2014. The fair value of stock option payment awards was estimated using the Black-Scholes option pricing model with the following assumptions and weighted average fair values:

	2014	2013	2012
Weighted average fair value of grants	$—	$2.50 – 5.87	$2.03
Risk-free interest rate	—%	1.86 – 2.29%	2.03%
Dividend yield	—%	1.76 – 2.11%	1.24%
Expected volatility	—%	23.21 – 33.74%	22.04%
Expected life in months		69 – 90	68

Option activity under the principal option plans as of December 31, 2014 and changes during the twelve months ended December 31, 2014 were as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2013	188,380	$10.55
Granted	—	—
Assumed In Merger	795,188	4.73
Exercised	(100,911)	8.77
Forfeited/cancelled/expired	—	—

Outstanding at December 31, 2014	882,657	$5.65	4.38	$11,784,579

Exercisable at December 31, 2014	882,657	$5.65	4.38	$11,784,579

ConnectOne Bancorp, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Information related to the stock option plan during 2014:

2014
Intrinsic value of options exercised	$1,011,000
Cash received from options exercised	885,000
Tax benefit realized from options exercised	282,000
Weighted average fair value of options granted	—

The aggregate intrinsic value of options above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of 2014 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2014. This amount changes based on the fair market value of the Parent Corporation’s stock.

In conjunction with the plans above, the Company granted restricted shares to certain executive officers. Compensation expense is recognized over the vesting period of the awards based on the fair value of the stock at issue date. The fair value of the stock granted prior to the Legacy ConnectOne IPO was based on the book value of stock on the date of the grant. The fair value of the stock granted after the Legacy ConnectOne IPO was based on the closing market price of its common stock as of the grant date. Generally, grants of restricted shares vest one-third, each, on the first, second and third anniversaries of the grant date.

	Nonvested Shares	Weighted- Average Grant Date Fair Value
Nonvested at December 31, 2013	18,829	$18.76
Assumed in Merger	52,468	11.65
Granted	—	—
Vested	(20,994)	17.62
Forfeited/cancelled/expired	—	—

Outstanding at December 31, 2014	50,303	$11.79

As of December 31, 2014, there was $475,000 of total unrecognized compensation cost related to nonvested shares granted under the plans. The cost is expected to be recognized over a weighted average period of 18.1 months. The total fair value of shares vested during year ended December 31, 2014 and 2013, was $374,000 and 0, respectively. There were no material expenses related to vesting of restricted stock expense in 2014, 2013 and 2012.

NOTE 19—DIVIDENDS AND OTHER RESTRICTIONS

Certain restrictions, including capital requirements, exist on the availability of undistributed net profits of the Bank for the future payment of dividends to the Parent Corporation. A dividend may not be paid if it would impair the capital of the Bank. At December 31, 2014, approximately $110.2 million was available for payment of dividends based on regulatory guidelines.

NOTE 20—DERIVATIVES

The Company utilizes interest rate swap agreements as part of its asset liability management strategy to help manage its interest rate risk position. The notional amount of the interest rate swap does not represent amounts exchanged by the parties. The amount exchanged is determined by reference to the notional amount and the other terms of the individual interest rate swap agreements.

Interest Rate Swaps Designated as Cash Flow Hedges: Interest rate swaps with a notional amount totaling $25.0 million and $25.0 million were entered into on October 15, 2014 and

ConnectOne Bancorp, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 30, 2014, respectively and were designated as cash flow hedges of certain Federal Home Loan Bank advances. The swaps were determined to be fully effective during the period presented and therefore no amount of ineffectiveness has been included in net income. Therefore, the aggregate fair value of the swaps is recorded in other assets (liabilities) with changes in fair value recorded in other comprehensive income (loss). The amount included in accumulated other comprehensive income (loss) would be reclassified to current earnings should the hedges no longer be considered effective. The Company expects the hedges to remain fully effective during the remaining term of the swaps.

Summary information about the interest rate swap designated as a cash flow hedges as of year-end is as follows (dollars in thousands):

2014
Notional Amounts	$50,000
Weighted average pay rates	1.58%
Weighted average receivable rates	0.24
Weighted average maturity	4.4 years
Unrealized gains	$48

Interest expense recorded on these swaps transactions totaled approximately $60,000 during 2014 and is reported as a component of interest expense on FHLB Advances. There are no related expenses for the years ended December 31, 2013 and 2012.

Cash Flow Hedge

The following table presents the net gains (losses) recorded in accumulated other comprehensive income and the Consolidate Statements of Income relating to the cash flow derivative instruments for the year ended December 31:

	2014
	Amount of Gain (Loss) Recognized in OCI (Effective Portion)	Amount of Gain (Loss) Reclassified from OCI to Interest Income	Amount of Gain (Loss) Recognized in Other Non-interest Income (Ineffective Portion)
	(Dollars in Thousands)
Interest Rate Contracts	$48	$—	$—

The following table reflects the cash flow hedges included in the Consolidated Balance Sheets as of December 31, 2014:

	2014
	Notional Amount	Fair Value
	(In thousands)
Included in other asset/(liabilities):
Interest rate swap related to FHLB Advances	$50,000	$48

NOTE 21—FAIR VALUE MEASUREMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair value is the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. There are three levels of inputs that may be used to measure fair value:

FASB ASC 820-10-05 defines fair value, establishes a framework for measuring fair value, establishes a three-level valuation hierarchy for disclosure of fair value measurement and enhances disclosure requirements for fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date.

ConnectOne Bancorp, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The following information should not be interpreted as an estimate of the fair value of the entire Corporation since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Company’s assets measured at fair value on a recurring basis at December 31, 2014 and December 31, 2013:

Securities Available-for-Sale

Where quoted prices are available in an active market, securities are classified with Level 1 of the valuation hierarchy. Level 1 inputs include securities that have quoted prices in active markets for identical assets. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics, or discounted cash flows. Examples of instruments, which would generally be classified within Level 2 of the valuation hierarchy, include municipal bonds and certain agency collateralized mortgage obligations. In certain cases where there is limited activity in the market for a particular instrument, assumptions must be made to determine their fair value and are classified as Level 3. Due to the inactive condition of the markets amidst the financial crisis, the Company treated certain securities as Level 3 securities in order to provide more appropriate valuations. For assets in an inactive market, the infrequent trades that do occur are not a true indication of fair value. When measuring fair value, the valuation techniques available under the market approach, income approach and/or cost approach are used. The Company’s evaluations are based on market data and the Company employs combinations of these approaches for its valuation methods depending on the asset class.

Derivatives

The fair value of derivatives are based on valuation models using observable market data as of the measurement date (level 2). Our derivatives are traded in an over-the-counter market where quoted market prices are not always available. Therefore, the fair values of derivatives are determined using quantitative models that utilize multiple market inputs. The inputs will vary based on the type of derivative, but could include interest rates, prices and indices to generate continuous yield or pricing curves, prepayment rate, and volatility factors to value the position. The majority of market inputs are actively quoted and can be validated through external sources, including brokers, market transactions and third-party pricing services.

ConnectOne Bancorp, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

For financial assets and liabilities measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2014 and December 31, 2013 are as follows:

	December 31, 2014	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in Thousands)
Financial Assets Measured at Fair Value on a Recurring Basis:
Federal agency obligations	$32,817	$—	$32,817	$—
Residential mortgage pass-through securities	60,356	—	60,356	—
Commercial mortgage pass-through securities	3,046	—	3,046	—
Obligations of U.S. states and political subdivision	8,406	—	8,406	—
Trust preferred securities	16,306	—	16,306	—
Corporate bonds and notes	125,777	—	125,777	—
Asset-backed securities	27,502	—	27,502	—
Certificates of deposit	2,123	—	2,123	—
Equity securities	307	307	—	—
Other securities	12,892	12,892	—	—

Securities available-for-sale	$289,532	$13,199	$276,333	$—

Derivatives	$48	$—	$48	$—

ConnectOne Bancorp, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31, 2013	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in Thousands)
Financial Assets Measured at Fair Value on a Recurring Basis:
U.S. treasury and agency securities	$13,519	$13,519	$—	$—
Federal agency obligations	19,941	—	19,941	—
Residential mortgage pass-through securities	48,874	—	48,874	—
Commercial mortgage pass-through securities	6,991	—	6,991	—
Obligations of U.S. states and political subdivision	31,460	—	31,460	—
Trust preferred securities	19,403	—	19,403	36
Corporate bonds and notes	158,630	—	158,630	—
Collateralized mortgage obligations	15,979	—	15,979	—
Asset-backed securities	15,979	—	15,979	—
Equity securities	287	287	—	—
Other securities	5,724	5,724	—	—

Securities available-for-sale	$323,070	$19,530	$303,540	$36

The fair values used by the Company are obtained from an independent pricing service and represent either quoted market prices for the identical securities (Level 1 inputs) or fair values determined by pricing models using a market approach that considers observable market data, such as interest rate volatilities, LIBOR yield curve, credit spreads and prices from market makers and live trading systems (Level 2). The fair values of the federal agency obligations, obligations of states and political subdivision and corporate bonds and notes measured at fair value using Level 1 inputs at December 31, 2014 and 2013 represented the purchase price of the securities since they were acquired near year-end 2013 and 2012.

The following table presents the changes in securities available-for-sale with significant unobservable inputs (Level 3) for the year ended December 31, 2014 and December 31, 2013:

	2014	2013
	(Dollars in Thousands)
Beginning balance, January 1,	$—	$36
Transfers out of Level 3	—	(260)
Principal interest deferrals	—	58
Principal paydown	—	—
Total net losses included in net income	—	(628)
Total net unrealized gains	—	794

Ending balance, December 31,	$—	$—

There are no transfers between Level 1, Level 2 and Level 3 during the years ended December 31, 2014 and 2013.

Assets Measured at Fair Value on a Non-Recurring Basis

The Company may be required periodically to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from the application of lower of cost or fair value accounting or impairment write-downs of individual assets. The Company primarily utilized appraisal value less cost to sell and other unobservable

ConnectOne Bancorp, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

market inputs to determine fair value of assets, and therefore, is classified as a Level 3 measurement. For assets measured at fair value on a non-recurring basis, the fair value measurements at December 31, 2014 and 2013 are as follows:

	Valuation Techniques	Range of Unobservable Inputs
Impaired Loans
Residential	Appraisals of collateral value	Adjustment for age of comparable sales, generally a decline of 0-25%
Commercial real estate	Appraisals of collateral value	Market capitalization rates between 8% to 12%. Market rental rates for similar properties
Construction	Appraisals of collateral value	Adjustment for age comparable sales. Generally a decline of 5% to no change
Other Real Estate Owned
Residential	Appraisals of collateral value	Adjustment for age of comparable sales, generally a decline of 0-25% and estimated selling costs of 6-8%
Commercial	Appraisals of collateral value	Adjustment for age of comparable sales, generally a decline of 15% to no change and estimated selling costs of 6-8%

For assets measured at fair value on a non-recurring basis, the unobservable inputs used to derive fair value measurements at December 31, 2014 and December 31, 2013 were as follows:

	December 31, 2014	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in Thousands)
Assets Measured at Fair Value on a Non-Recurring Basis:
Impaired loans	$3,907	$—	$—	$3,907
Other real estate owned	1,108	—	—	1,108

	December 31, 2013	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in Thousands)
Assets Measured at Fair Value on a Non-Recurring Basis:
Impaired loans	$4,601	$—	$—	$4,601
Other real estate owned	220	—	—	220

The following methods and assumptions were used to estimate the fair values of the Company’s assets measured at fair value on a non-recurring basis at December 31, 2014 and 2013:

Impaired Loans. The value of an impaired loan is measured based upon the present value of expected future cash flows discounted at the loan’s effective interest rate, or the fair value of the collateral if the loan is collateral dependent. Smaller balance homogeneous loans that are collectively evaluated for impairment, such as residential mortgage loans and installment loans, are specifically excluded from the impaired loan portfolio. The Company’s impaired loans are primarily collateral

ConnectOne Bancorp, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

dependent. Impaired loans are individually assessed to determine that each loan’s carrying value is not in excess of the fair value of the related collateral or the present value of the expected future cash flows. At December 31, 2014 and 2013, impaired loans with related valuation allowance totaled $3.9 million and $5.0 million, respectively. The amount of related valuation allowances was $262,000 at December 31, 2014 and $415,000 at December 31, 2013.

Other Real Estate Owned. Certain assets such as OREO are measured at fair value less cost to sell. The Company believes that the fair value component in its valuation follows the provisions of FASB ASC 820-10-05. Fair value of OREO is determined by sales agreements or appraisals by qualified licensed appraisers approved and hired by the Company. Costs to sell associated with OREO are based on estimation per the terms and conditions of the sales agreements or appraisal.

Fair Value of Financial Instruments

FASB ASC 825-10 requires all entities to disclose the estimated fair value of their financial instrument assets and liabilities. For the Company, as for most financial institutions, the majority of its assets and liabilities are considered financial instruments as defined in FASB ASC 825-10. Many of the Company’s financial instruments, however, lack an available trading market as characterized by a willing buyer and willing seller engaging in an exchange transaction. It is also the Company’s general practice and intent to hold its financial instruments to maturity and not to engage in trading or sales activities except for loans held-for-sale and investment securities available-for-sale. Therefore, significant estimations and assumptions, as well as present value calculations, were used by the Company for the purposes of this disclosure.

Investment Securities Held-to-Maturity. The fair value of the Company’s investment securities held-to-maturity was primarily measured using information from a third-party pricing service. If quoted prices were not available, fair values were estimated primarily by obtaining quoted prices for similar assets in active markets or through the use of pricing models. In cases where there may be limited or less transparent information provided by the Company’s third-party pricing service, fair value may be estimated by the use of secondary pricing services or through the use of non-binding third- party broker quotes.

Loans. The fair value of the Company’s loans was estimated by discounting the expected future cash flows using the current interest rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. Loans were segregated by types such as commercial, residential and consumer loans. Expected future cash flows were projected based on contractual cash flows, adjusted for estimated prepayments.

Interest-Bearing Deposits. The fair values of the Company’s interest-bearing deposits were estimated using discounted cash flow analyses. The discounted rates used were based on rates currently offered for deposits with similar remaining maturities. The fair values of the Company’s interest-bearing deposits do not take into consideration the value of the Company’s long-term relationships with depositors, which may have significant value.

Term Borrowings and Subordinated Debentures. The fair value of the Company’s long-term borrowings and subordinated debentures were calculated using a discounted cash flow approach and applying discount rates currently offered based on weighted remaining maturities.

Accrued Interest Receivable/Payable. The carrying amounts of accrued interest approximate fair value resulting in a level 2 or level 3 classification based on the level of the asset or liability with which the accrual is associated.

Cash and cash equivalents. The carrying amounts of cash and short-term instruments approximate fair values.

FHLB stock. It is not practical to determine the fair value of FHLB stock due to restrictions placed on its transferability.

ConnectOne Bancorp, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments as of December 31, 2014 and December 31, 2013.

	Carrying Amount	Fair Value	Fair Value Measurements
			Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
December 31, 2014
Financial assets:
Cash and due from banks	$126,847	$126,847	$126,847	$—	$—
Investment securities available-for-sale	289,532	289,532	13,199	276,333	—
Investment securities held-to-maturity	224,682	231,445	29,184	183,489	18,772
Restricted investment in bank stocks	23,535	n/a	n/a	n/a	n/a
Net loans	2,524,481	2,538,415	—	—	2,538,415
Derivatives	48	48	—	48	—
Accrued interest receivable	11,700	11,700	68	3,674	7,958
Financial liabilities:
Noninterest-bearing deposits	492,516	492,516	492,516	—	—
Interest-bearing deposits	1,983,091	1,990,484	—	1,990,484	—
Borrowings	495,553	505,641	—	505,641	—
Subordinated debentures	5,155	4,768	—	4,768	—
Accrued interest payable	3,930	3,930	—	3,930	—
December 31, 2013
Financial assets:
Cash and due from banks	$82,692	$82,692	$82,692	$—	$—
Investment securities available-for-sale	323,070	323,070	19,530	303,540	—
Investment securities held-to-maturity	215,286	210,958	27,037	164,940	18,981
Restricted investment in bank stocks	8,986	n/a	n/a	n/a	n/a
Net loans	950,610	948,606	—	—	948,606
Accrued interest receivable	6,802	6,802	102	4,034	2,666
Financial liabilities:
Noninterest-bearing deposits	227,370	227,370	227,370	—	—
Interest-bearing deposits	1,114,635	1,115,781	—	1,115,781	—
Long-term borrowings	146,000	157,440	—	157,440	—
Subordinated debentures	5,155	5,143	—	5,143	—
Accrued interest payable	963	963	—	963	—

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

The Company’s remaining assets and liabilities, which are not considered financial instruments, have not been valued differently than has been customary with historical cost accounting. No disclosure of the relationship value of the Company’s core deposit base is required by FASB ASC 825-10.

ConnectOne Bancorp, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

NOTE 22—PARENT CORPORATION ONLY FINANCIAL STATEMENTS

The Parent Corporation operates its wholly-owned subsidiary, the Bank. The earnings of this subsidiary are recognized by the Corporation using the equity method of accounting. Accordingly, earnings are recorded as increases in the Parent Corporation’s investment in the subsidiaries and dividends paid reduce the investment in the subsidiaries. The ability of the Parent Corporation to pay dividends will largely depend upon the dividends paid to it by the Bank. Dividends payable by the Bank to the Parent Corporation are restricted under supervisory regulations (see Note 19 of the Notes to Consolidated Financial Statements).

Condensed financial statements of the Parent Corporation only are as follows:

CONDENSED STATEMENTS OF CONDITION

	At December 31,
	2014	2013
	(Dollars in Thousands)
ASSETS
Cash and cash equivalents	$274	$285
Investment in subsidiaries	450,185	173,658
Securities available for sale	463	442
Other assets	2,250	271

Total assets	$453,172	$174,656

LIABILITIES AND STOCKHOLDERS’ EQUITY
Other liabilities	$1,798	$917
Subordinated debentures	5,155	5,155
Stockholders’ equity	446,219	168,584

Total liabilities and stockholders’ equity	$453,172	$174,656

ConnectOne Bancorp, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED STATEMENTS OF INCOME

	For Years Ended December 31,
	2014	2013	2012
	(Dollars in Thousands)
Income:
Dividend income from subsidiaries	$9,276	$4,393	$2,079
Other income	6	6	15
Net gains on available for sale securities	—	22	26
Management fees	100	353	409

Total Income	9,382	4,774	2,529
Expenses	(707)	(765)	(731)

Income before equity in undistributed earnings of subsidiaries	8,675	4,009	1,798
Equity in undistributed earnings of subsidiaries	9,890	15,916	15,709

Net Income	$18,565	$19,925	$17,507

CONDENSED STATEMENTS OF CASH FLOWS

	For Years Ended December 31
	2014	2013	2012
	(Dollars in Thousands)
Cash flows from operating activities:
Net income	$18,565	$19,925	$17,507
Adjustments to reconcile net income to net cash provided by operating activities:
Net gains on sales of available for sale securities	—	(22)	(26)
Equity in undistributed earnings of subsidiary	(9,890)	(15,916)	(15,709)
(Increase) decrease in other assets	(1,979)	(167)	563
Decrease in other liabilities	(1,010)	(276)	(772)
Stock based compensation	223	59	39

Net cash provided by operating activities	5,909	3,603	1,602

Cash flows from investing activities:
Proceeds from sales of available-for-sale securities	—	181	375
Purchase of available-for-sale securities	—	—	(410)

Net cash provided by (used in) investing activities	—	181	(35)

Cash flows from financing activities:
Cash dividends on common stock	(6,940)	(4,254)	(2,778)
Cash dividends on preferred stock	(140)	(141)	(363)
Issuance of restricted stock award	—	243	—
Issuance cost of common stock	(7)	(13)	(8)
Proceeds from exercise of stock options	885	21	141
Tax expense from stock based compensation	282	16	28

Net cash used in financing activities	(5,920)	(4,128)	(2,980)

Decrease in cash and cash equivalents	(11)	(344)	(1,413)
Cash and cash equivalents at beginning of year	285	629	2,042

Cash and cash equivalents at the end of year	$274	$285	$629

ConnectOne Bancorp, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 23—QUARTERLY FINANCIAL INFORMATION OF CONNECTONE BANCORP, INC. (UNAUDITED)

	2014
	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
	(Dollars in thousands, except share data)
Total interest income	$33,130	$32,343	$14,401	$14,337
Total interest expense	4,550	4,797	2,733	2,727

Net interest income	28,580	27,546	11,668	11,610
Provision for loan losses	2,474	1,300	284	625
Total other income, net of securities gains	1,358	1,062	1,150	1,106
Net securities gains	718	111	574	1,415
Other expense	15,164	25,400	6,744	7,496

Income before income taxes	13,018	2,019	6,364	6,010
Provision from income taxes	4,995	253	1,986	1,612

Net income	$8,023	$1,766	$4,378	$4,398

Net income available to common stockholders	$7,995	$1,738	$4,350	$4,370

Earnings per share:
Basic	$0.27	$0.06	$0.27	$0.27
Diluted	$0.27	$0.06	$0.26	$0.27
Weighted average common shares outstanding:
Basic	29,699,301	29,636,001	16,372,885	16,350,183
Diluted	30,149,244	30,108,103	16,430,376	16,405,540

	2013
	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
	(Dollars in thousands, except share data)
Total interest income	$14,644	$14,541	$13,979	$14,104
Total interest expense	2,778	2,819	2,751	2,734

Net interest income	11,866	11,722	11,228	11,370
Provision for loan losses	350	—	—	—
Total other income, net of securities gains	1,307	1,200	1,107	1,526
Net securities (losses) gains	449	343	600	319
Other expense	6,459	6,205	6,076	6,538

Income before income taxes	6,813	7,060	6,859	6,677
Provision from income taxes	1,829	1,966	1,936	1,753

Net income	$4,984	$5,094	$4,923	$4,924

Net income available to common stockholders	$4,955	$5,066	$4,895	$4,868

Earnings per share:
Basic	$0.30	$0.31	$0.30	$0.30
Diluted	$0.30	$0.31	$0.30	$0.30
Weighted average common shares outstanding:
Basic	16,350,183	16,349,480	16,348,915	16,348,215
Diluted	16,396,931	16,385,155	16,375,774	16,373,588

Note: Due to rounding, quarterly earnings per share may not sum to reported annual earnings per share.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

Upon effectiveness of the Merger, BDO USA, LLP the Company’s certifying accountant since July 8, 2013, including during the 2013 fiscal year, was replaced by Crowe Horwath LLP, and the certifying accountant for Legacy ConnectOne. The change was in connection with the Merger, and was approved by the Board of Directors immediately following completion of the Merger. BDO USA, LLP’s report on the financial statements does not contain an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope, or accounting principles. During the Company’s two most recent fiscal years (and all subsequent interim periods) there were no disagreements with BDO USA, LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement(s), if not resolved to the satisfaction of BDO USA, LLP, would have caused it to make reference to the subject matter of the disagreement(s) in connection with its report.

Also upon completion of the Merger, the Audit Committee of the Company’s Board of Directors engaged Crowe Horwath LLP as the Company’s independent registered public accounting firm. Crowe Horwath LLP was Legacy ConnectOne’s independent registered public accounting firm prior to completion of the Merger. Prior to engaging Crowe Horwath LLP, the Company did not consult with Crowe Horwath LLP regarding the application of accounting principles to a specific completed or contemplated transaction or regarding the type of audit opinions that might be rendered by Crowe Horwath LLP on the Company’s financial statements, and Crowe Horwath LLP did not provide any written or oral advice that was an important factor considered by the Company in reaching a decision as to any such accounting, auditing or financial reporting issue. In addition, the Company did not consult Crowe Horwath LLP with respect to any subject of a disagreement with BDO USA, LLP or with respect to any reportable event.

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its reports filed or submitted pursuant to the Securities Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that information required to be disclosed by the Company in its Exchange Act reports is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of its management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e) as of December 31, 2014. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of such date as described below in Management’s Report on Internal Control Over Financial Reporting (Item 9A(b)).

(b) Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) of the Exchange Act. The Company’s internal control system is a process designed to provide reasonable assurance to the Company’s management, Board of Directors and shareholders regarding the reliability of financial reporting and the preparation and fair presentation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles and that receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Corporation’s assets that could have a material effect on our financial statements.

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

As part of the Company’s program to comply with Section 404 of the Sarbanes-Oxley Act of 2002, our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014 (the “Assessment”). In making this Assessment, management used the control criteria framework of the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission published in its report entitled Internal Control - Integrated Framework (2013). Management’s Assessment included an evaluation of the design of the Corporation’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its Assessment with the Audit Committee.

Based on this Assessment, management determined that, as of December 31, 2014, the Corporation’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Crowe Horwath LLP, the independent registered public accounting firm that audited the Corporation’s consolidated financial statements included in this Annual Report on Form 10-K, has issued an audit report on the Corporation’s internal control over financial reporting as of December 31, 2014. The report, which expresses an unqualified opinion on the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2014, is included in this item under the heading “Report of Independent Registered Public Accounting Firm.”

(c) Changes in Internal Controls Over Financial Reporting

As of September 30, 2014, management’s assessment of the Company’s internal control over financial reporting identified a material weakness related to the functioning of controls related to wire transfers of funds. To remediate this weakness, management enhanced controls during the fourth quarter of 2014 by strengthening both customer verification procedures and approval authorities. These enhancements were necessary in order for management to conclude that, as of December 31, 2014, internal controls over financial reporting were effective.

Except as disclosed herein, there were no changes in the Company’s internal control over financial reporting during the year ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

Information required by this part is included in the definitive Proxy Statement for the Company’s 2015 Annual Meeting under the captions “ELECTION OF DIRECTORS” and “SECTION 16(A) BENEFICIAL OWNERSHIP REPORTS COMPLIANCE,” each of which is incorporated herein by reference. It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than April 30, 2015.

Item 11. Executive Compensation

Information concerning executive compensation is included in the definitive Proxy Statement for the Company’s 2015 Annual Meeting under the captions “EXECUTIVE COMPENSATION” and “DIRECTOR COMPENSATION”, which is incorporated by reference herein. It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than April 30, 2015.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning security ownership of certain beneficial owners and management is included in the definitive Proxy statement for the Company’s 2015 Annual Meeting under the caption “SECURITY OWNERSHIP OF MANAGEMENT”, which is incorporated herein by reference. It is expected that such Proxy statement will be filed with the Securities and Exchange Commission no later than April 30, 2015.

Item 13. Certain Relationships and Related Transactions

Information concerning certain relationships and related transactions is included in the definitive Proxy Statement for the Company’s 2015 Annual Meeting under the caption “INTEREST OF MANAGEMENT AND OTHERS IN CERTAIN TRANSACTIONS”, which is incorporated herein by reference. It is expected that such Proxy statement will be filed with the Securities and Exchange Commission no later than April 30, 2015.

Item 14. Principal Accounting Fees and Services

The information concerning principal accountant fees and services as well as related pre-approval policies under the caption “RATIFICATION OF INDEPENDENT AUDITORS” in the Proxy Statement for the Company’s 2015 Annual Meeting of Shareholders is incorporated by reference herein. It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than April 30, 2015.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) (1) Financial Statements and Schedules:

The following Financial Statements and Supplementary Data are filed as part of this annual report:

(b) Exhibits (numbered in accordance with Item 601 of Regulation S-K) filed herewith or incorporated by reference as part of this annual report.

Exhibit No.	Description
3.1	The Registrant’s Restated Certificate of Incorporation is incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 1, 2014.
3.2	The Registrant’s Amended and Restated By-Laws are incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 1, 2014.
10.1	The Registrant’s Annual Incentive Plan is incorporated by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006.
10.2	Center Bancorp, Inc. 2009 Equity Incentive Plan is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated June 1, 2009.
10.3	Center Bancorp, Inc. 1999 Stock Incentive Plan is incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999.
10.4

Indenture dated as of December 19, 2003, between the Registrant and Wilmington Trust Company relating to $5.0 million aggregate principal amount of floating rate debentures is incorporated by reference to Exhibit 10.16 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.

10.5

Amended and restated Declaration of Trust of Center Bancorp Statutory Trust II, dated as of December 19, 2003 is incorporated by reference to Exhibit 10.17 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.

10.6

Guarantee Agreement between Registrant and Wilmington Trust Company dated as of December 19, 2003 is incorporated by reference to Exhibit 10.18 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.

10.7

The Registrant’s Amended and Restated 2003 Non-Employee Director Stock Option Plan, as amended and restated, is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated March 5, 2008.

10.8	Open Market Share Purchase Incentive Plan is incorporated by reference to exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated January 26, 2006.
10.9

Amendment to 2003 Amended and Restated Non-Employee Director Stock Option Plan is incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 21, 2014.

Exhibit No.	Description
10.10

Employment Agreement, effective July 1, 2014, by and among the Registrant, ConnectOne Bank and Frank Sorrentino III, is incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-4/A filed with the SEC on April 4, 2014. *

10.11

Employment Agreement dated as of December 19, 2013, by and among the Registrant, ConnectOne Bank and William S. Burns, is incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 1, 2014 *

10.12

Form of Change in Control Agreement by and between the Company and each of Elizabeth Magennis and Laura Criscione dated December 19, 2013 is incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 1, 2014. *

10.13	North Jersey Community Bank 2005 Stock Option Plan—A **
10.14	North Jersey Community Bank 2005 Stock Option Plan—B **
10.15	North Jersey Community Bank 2006 Equity Compensation Plan **
10.16	North Jersey Community Bank 2008 Equity Compensation Plan **
10.17	North Jersey Community Bank 2009 Equity Compensation Plan **
10.18	2012 Equity Compensation Plan **
11.1	Statement regarding computation of per share earnings is omitted because the computation can be clearly determined from the material incorporated by reference in this Report.
12.1	Statement of Ratios of Earnings to Fixed Charges
14.1	Code of Ethics is incorporated by reference to Exhibit 14.1 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.
21.1	Subsidiaries of the Registrant
23.1	Consent of Crowe Horwath LLP
23.2	Consent of BDO, USA LLP
23.3	Consent of Baker Tilly Virchow Krause, LLP
31.1	Personal certification of the chief executive officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Personal certification of the chief financial officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
32	Personal certification of the chief executive officer and the chief financial officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Code of Conduct is incorporated by reference to Exhibit 99.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.
101.INS	XBRL instance document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract on compensatory plan or arrangement.

**	Furnished herewith.

Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

All financial statement schedules are omitted because they are either inapplicable or not required, or because the required information is included in the Consolidated Financial Statements or notes thereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, ConnectOne Bancorp, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ConnectOne Bancorp, Inc.
March 13, 2015	By:	/s/ Frank Sorrentino III

Frank Sorrentino III
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant, in the capacities described below on March 13, 2015, have signed this report below.

/s/ Frank Sorrentino III

Frank Sorrentino III	Chairman of the Board & Chief Executive Officer (principal executive officer
/s/ William S. Burns

William S. Burns	Executive Vice President & Chief Financial Officer (principal financial and accounting officer)
/s/ Stephen Boswell

Stephen Boswell	Director
/s/ Frank Baier

Frank Baier	Director
/s/ Frank Huttle III

Frank Huttle III	Director
/s/ Michael Kempner

Michael Kempner	Director
/s/ Joseph Parisi, Jr.

Joseph Parisi, Jr.	Director
/s/ Frederick S. Fish

Frederick S. Fish	Director
/s/ Howard Kent

Howard Kent	Director
/s/ Nicholas Minoia

Nicholas Minoia	Director
/s/ Harold Schechter

Harold Schechter	Director
/s/ William A. Thompson

William A. Thompson	Director
/s/ Raymond J. Vanaria

Raymond J. Vanaria	Director