Form 10-Q
period 2015-03-31
ConnectOne Bancorp, Inc.
filed 2015-05-08
CIK 712771

UNITED STATES OF AMERICA

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2015

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, no par value:	29,896,501 shares
(Title of Class)	(Outstanding as of May 8, 2015)

Table of Contents

		Page

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements
	Consolidated Statements of Condition at March 31, 2015 (unaudited) and December 31, 2014	3
	Consolidated Statements of Income for the three months ended March 31, 2015 and 2014 (unaudited)	4
	Consolidated Statements of Comprehensive Income for the three months ended March 31, 2015 and 2014 (unaudited)	5
	Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2015 (unaudited) and for the year ended December 31, 2014	6
	Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014 (unaudited)	7
	Notes to Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	39

Item 3.	Qualitative and Quantitative Disclosures about Market Risks	51

Item 4.	Controls and Procedures	52

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	53

Item 1a.	Risk Factors	53

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	53

Item 3.	Defaults Upon Senior Securities	53

Item 4.	Mine Safety Disclosures	53

Item 5.	Other Information	53

Item 6.	Exhibits	54

SIGNATURES

Item 1. Financial Statements

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CONDITION

(in thousands, except for share data)	March 31, 2015	December 31, 2014
	(unaudited)
ASSETS
Cash and due from banks	$30,127	$31,813
Interest-bearing deposits with banks	58,416	95,034
Cash and cash equivalents	88,543	126,847

Investment securities:
Available-for-sale	276,121	289,532
Held-to-maturity (fair value of $240,263 and $231,445)	231,720	224,682
Loans held for sale	1,392	—

Loans receivable	2,640,739	2,538,641
Less: Allowance for loan and lease losses	15,933	14,160
Net loans receivable	2,624,806	2,524,481

Investment in restricted stock, at cost	24,874	23,535
Bank premises and equipment, net	20,358	20,653
Accrued interest receivable	11,513	11,700
Bank-owned life insurance	52,904	52,518
Other real estate owned	870	1,108
Goodwill	145,909	145,909
Core deposit intangibles	4,584	4,825
Other assets	22,297	22,782
Total assets	$3,505,891	$3,448,572
LIABILITIES
Deposits:
Noninterest-bearing	$479,652	$492,515
Interest-bearing	2,016,359	1,983,092
Total deposits	2,496,011	2,475,607
Borrowings	525,148	495,553
Subordinated debentures	5,155	5,155
Other liabilities	23,383	26,038
Total liabilities	3,049,697	3,002,353

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $1,000 liquidation value per share, authorized 5,000,000 shares; issued and outstanding 11,250 shares of Series B preferred stock at March 31, 2015 and December 31, 2014; total liquidation value of $11,250 at March 31, 2015 and December 31, 2014	11,250	11,250
Common stock, no par value, authorized 50,000,000 shares; issued 31,928,524 shares at March 31, 2015 and 31,758,558 at December 31, 2014; outstanding 29,864,602 shares at March 31, 2015 and 29,694,636 at December 31, 2014	374,287	374,287
Additional paid-in capital	7,084	6,015
Retained earnings	80,526	72,398
Treasury stock, at cost (2,063,922 common shares at March 31, 2015 and December 31, 2014)	(16,717)	(16,717)
Accumulated other comprehensive loss	(236)	(1,014)
Total stockholders’ equity	456,194	446,219
Total liabilities and stockholders’ equity	$3,505,891	$3,448,572

See accompanying notes to unaudited consolidated financial statements.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	Three Months Ended March 31,
(dollars in thousands, except for per share data)	2015	2014

Interest income
Interest and fees on loans	$29,314	$10,111
Interest and dividends on investment securities:
Taxable	2,910	3,057
Tax-exempt	883	1,056
Dividends	220	113
Interest on federal funds sold and other short-term investments	43	—
Total interest income	33,370	14,337
Interest expense
Deposits	3,025	1,316
Borrowings	2,053	1,411
Total interest expense	5,078	2,727
Net interest income	28,292	11,610
Provision for loan and lease losses	1,825	625
Net interest income after provision for loan and lease losses	26,467	10,985
Noninterest income
Annuities and insurance commissions	86	100
Bank-owned life insurance	386	255
Net gains on sale of loans held for sale	114	36
Deposit, loan and other income	463	715
Net gains on sale of investment securities	506	1,415
Total other income	1,555	2,521
Noninterest expense
Salaries and employee benefits	6,628	3,332
Occupancy and equipment	2,082	1,080
FDIC insurance	560	300
Professional and consulting	494	255
Marketing and advertising	194	40
Data processing	900	345
Merger expenses	—	1,060
Amortization of core deposit intangible	241	6
Other expenses	1,532	1,078
Total other expense	12,631	7,496
Income before income tax expense	15,391	6,010
Income tax expense	5,012	1,612
Net Income	10,379	4,398
Less: Preferred stock dividends	28	28
Net income available to common stockholders	$10,351	$4,370
Earnings per common share
Basic	$0.35	$0.27
Diluted	0.34	0.27
Weighted average common shares outstanding
Basic	29,757,316	16,350,183
Diluted	30,149,469	16,405,540
Dividends per common share	$0.075	$0.075

See accompanying notes to unaudited consolidated financial statements.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	Three Months Ended March 31,
(in thousands)	2015	2014
Net income	$10,379	$4,398
Other comprehensive income (loss), net of tax:
Unrealized gains and losses on securities available-for-sale:
Unrealized holding gains on available-for-sale securities	1,509	3,516
Tax effect	(595)	(1,190)
Net of tax amount	914	2,326
Reclassification adjustment for realized gains arising during period	(506)	(1,415)
Tax effect	207	380
Net of tax amount	(299)	(1,035)
Amortization of unrealized losses holding gains on held-to-maturity securities transferred from available-for-sale securities	65	45
Tax effect	(25)	(20)
Net of tax amount	40	25
Unrealized losses on cash flow hedge	(534)	—
Tax effect	218	—
Net of tax amount	(316)	—
Unrealized pension plan gains	742	1,281
Tax effect	(303)	(523)
Net of tax amount	439	758
Total other comprehensive income	778	2,074
Total comprehensive income	$11,157	$6,472

See accompanying notes to unaudited consolidated financial statements.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

(dollars in thousands, except for per share data)	Preferred Stock	Common Stock	Additional Paid In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance as of January 1, 2014	$11,250	$110,056	$4,986	$61,914	$(17,078)	$(2,544)	$168,584
Net income	—	—	—	18,565	—	—	18,565
Other comprehensive income, net of tax	—	—	—	—	—	1,530	1,530
Dividend on series B preferred stock	—	—	—	(112)	—	—	(112)
Issuance cost of common stock	—	—	—	(7)	—	—	(7)
Cash dividends declared on common stock ($0.300 per share)	—	—	—	(7,962)	—	—	(7,962)
Exercise of 100,911 stock options (including tax benefits of $282)	—	—	806	—	361	—	1,167
Stock issued (13,221,152 shares) and options acquired (783,732 shares) in acquisition of Legacy ConnectOne	—	264,231	—	—	—	—	264,231
Stock-based compensation expense			223				223
Balance as of December 31, 2014	11,250	374,287	6,015	72,398	(16,717)	(1,014)	446,219
Net income	—	—	—	10,379	—	—	10,379
Other comprehensive income, net of tax	—	—	—	—	—	778	778
Dividend on series B preferred stock	—	—	—	(28)	—	—	(28)
Cash dividends declared on common stock ($0.075 per share)	—	—	—	(2,223)	—	—	(2,223)
Exercise of 110,500 stock options (including tax benefits of $165)	—	—	590	—	—	—	590
Granted 59,466 shares of restricted stock	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	479	—	—	—	479
Balance as of March 31, 2015	$11,250	$374,287	$7,084	$80,526	$(16,717)	$(236)	$456,194

See accompanying notes to unaudited consolidated financial statements.

CONNECTONE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,
(in thousands)	2015	2014
Cash flows from operating activities
Net income	$10,379	$4,398
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,040	204
Provision for loan and lease losses	1,825	625
Stock-based compensation (excluding tax benefit)	479	16
Gains on sales of investment securities, net	(506)	(1,415)
Gains on sale of loans held for sale	(114)	(36)
Loans originated for resale	(8,468)	(2,168)
Proceeds from sale of loans held for sale	7,190	2,204
Net loss on sale of other real estate owned	112	—
Increase in cash surrender value of bank-owned life insurance	(386)	(255)
Amortization of premiums and accretion of discounts on investments securities, net	518	536
Decrease in accrued interest receivable	187	461
(Increase) decrease in other assets	(49)	1,588
Decrease in other liabilities	(2,388)	(31)
Net cash provided by operating activities	9,819	6,127

Cash flows from investing activities
Investment securities available-for-sale:
Purchases	(1,543)	(10,397)
Sales	9,537	50,611
Maturities, calls and principal repayments	6,673	6,999
Investment securities held-to-maturity:
Purchases	(9,986)	—
Maturities and principal repayments	2,749	890
Net purchases of restricted investment in bank stocks	(1,339)	—
Net increase in loans	(102,150)	(26,911)
Purchases of premises and equipment	(504)	(350)
Proceeds from sale of other real estate owned	126	—
Net cash (used in) provided by investing activities	(96,437)	20,842

Cash flows from financing activities
Net increase (decrease) in deposits	20,404	(2,120)
Net increase in borrowings	29,595	—
Cash dividends paid on preferred stock	(28)	(28)
Cash dividends paid on common stock	(2,247)	(1,228)
Issuance cost of common stock	—	(3)
Proceeds from exercise of stock options	590	—
Net cash provided by (used in) financing activities	48,314	(3,379)
Net change in cash and cash equivalents	(38,304)	23,590
Cash and cash equivalents at beginning of period	126,847	82,692

Cash and cash equivalents at end of period	$88,543	$106,282
Supplemental disclosures of cash flow information
Cash payments for:
Interest paid on deposits and borrowings	$4,724	$2,723
Income taxes	5,500	500

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

The Bank is a community-based, full-service New Jersey-chartered commercial bank that was founded in 2005. The Bank operates from its headquarters located at 301 Sylvan Avenue in the Borough of Englewood Cliffs, Bergen County, New Jersey and through its twenty-three other banking offices. Substantially all loans are secured by specific items of collateral including business assets, consumer assets, and commercial and residential real estate. Commercial loans are expected to be repaid from cash flow from business operations. There are no significant concentrations of loans to any one industry or client. However, the clients’ ability to repay their loans is dependent on the cash flows, real estate and general economic conditions in the area.

The following unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and, accordingly, do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2015, or for any other interim period. The Company’s 2014 Annual Report on Form 10-K, should be read in conjunction with these financial statements.

In preparing the consolidated financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities as of the dates of the consolidated statements of condition and that affect the results of operations for the periods presented. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to change in the near term relate to the determination of the allowance for loan and lease losses, the other-than-temporary impairment evaluation of securities, the evaluation of the impairment of goodwill and the evaluation of deferred tax assets.

The consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”). Some items in the prior year financial statements were reclassified to conform to current presentation. Reclassifications had no effect on prior year net income for stockholders’ equity.

Note 2. Business Combinations

On January 20, 2014, the Parent Corporation entered into an Agreement and Plan of Merger (the “Merger Agreement”) with ConnectOne Bancorp, Inc., a New Jersey Company (“Legacy ConnectOne”). Effective July 1, 2014 (the “Effective Time”), the Parent Corporation completed the merger contemplated by the Merger Agreement (the “Merger”) with Legacy ConnectOne. At closing, Legacy ConnectOne merged with and into the Parent Corporation, with the Parent Corporation as the surviving Company. Also at closing, the Parent Corporation changed its name from “Center Bancorp, Inc.” to “ConnectOne Bancorp, Inc.” and changed its NASDAQ trading symbol to “CNOB” from “CNBC.”

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 2. Business Combinations – (continued)

The assets acquired and liabilities assumed have been accounted for under the acquisition method of accounting. The assets and liabilities, both tangible and intangible, were recorded at their fair values as of July 1, 2014 based on management’s best estimate using the information available as of the Merger date. The application of the acquisition method of accounting resulted in the recognition of goodwill of $129,105,000 and a core deposit intangible of $5,308,000. As of July 1, 2014, Legacy ConnectOne had assets with a carrying value of approximately $1.5 billion, including loans with a carrying value of approximately $1.2 billion, and deposits with a carrying value of approximately $1.1 billion. The table below summarizes the amounts recognized as of the Merger date for each major class of assets acquired and liabilities assumed, the estimated fair value adjustments and the amounts recorded in the Company’s financial statements at fair value at the Merger date (in thousands):

Consideration paid through Parent Corporation common stock issued to Legacy ConnectOne shareholders and fair value of stock options acceleration was: $ 264,231

	Legacy ConnectOne carrying value	Fair value adjustments		As recorded at acquisition
Cash and cash equivalents	$70,318	$—		$70,318
Investment securities	28,436	16	(a)	28,452
Restricted stock	13,646	—		13,646
Loans held for sale	190	—		190
Loans	1,304,600	(5,316)	(b)	1,299,284
Bank owned life insurance	15,481	—		15,481
Premises and equipment	7,380	(905)	(c)	6,475
Accrued interest receivable	4,470	—		4,470
Core deposit and other intangibles	—	5,308	(d)	5,308
Other real estate owned	2,455	—		2,455
Other assets	10,636	3,650	(e)	14,286
Deposits	(1,049,666)	(1,676)	(f)	(1,051,342)
FHLB borrowings	(262,046)	(1,324)	(g)	(263,370)
Other liabilities	(10,527)	—		(10,527)
Total identifiable net assets	$135,373	$(247)		$135,126

Goodwill recorded in the Merger	$129,105

The following provides an explanation of certain fair value adjustments presented in the above table:

a)	Represents the fair value adjustment on investment securities held to maturity.
b)	Represents the elimination of Legacy ConnectOne’s allowance for loan and lease losses, deferred fees, deferred costs and an adjustment of the amortized cost of loans to estimated fair value, which includes an interest rate mark and credit mark.
c)	Represent an adjustment to reflect the fair value of above-market rent on leased premises. The above-market rent adjustment will be amortized on a straight-line basis over the remaining term of the respective leases.
d)	Represents intangible assets recorded to reflect the fair value of core deposits. The core deposit asset was recorded as an identifiable intangible asset and will be amortized on an accelerated basis over the estimated average life of the deposit base.
e)	Consist primarily of adjustments in net deferred tax assets resulting from the fair value adjustments related to acquired assets, liabilities assumed and identifiable intangibles recorded.
f)	Represents fair value adjustment on time deposits as the weighted average interest rates of time deposits assumed exceeded the costs of similar funding available in the market at the time of the Merger, as well as the elimination of fees paid on brokered time deposits.
g)	Represents the fair value adjustment on FHLB borrowings as the weighted average interest rate of FHLB borrowings assumed exceeded the cost of similar funding available in the market at the time of the Merger.

The amount of goodwill recorded represents the excess purchase price over the estimated fair value of the net assets acquired by the Company and reflects the economies of scale, increased market share and lending capabilities, greater access to best-in-class banking technology, and related synergies that are expected to result from the acquisition.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 2. Business Combinations – (continued)

Except for collateral dependent loans with deteriorated credit quality, the fair values for loans acquired from Legacy ConnectOne were estimated using cash flow projections based on the remaining maturity and repricing terms. Cash flows were adjusted by estimated future credit losses and the rate of prepayments. Projected monthly cash flows were then discounted to present value using a risk-adjusted market rate for similar loans. For collateral dependent loans with deteriorated credit quality, fair value was estimated by analyzing the value of the underlying collateral, assuming the fair values of the loan were derived from the eventual sale of the collateral. These values were discounted using marked derived rates of returns, with consideration given to the period of time and costs associated with the foreclosure and disposition of the collateral. There was no carryover of Legacy ConnectOne allowance for loan and lease losses associated with the loans that were acquired, as the loans were initially recorded at fair value on the date of the Merger.

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

Note 3. Earnings per Common Share

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

Earnings per common share have been computed as follows:

	Three Months Ended March 31,
(in thousands, except for per share data)	2015	2014
Net income	$10,379	$4,398
Preferred stock dividends	(28)	(28)
Net income available to common stockholders	$10,351	$4,370
Basic weighted average common shares outstanding	29,757	16,350
Effect of dilutive options	392	56
Diluted weighted average common shares outstanding	30,149	16,406
Earnings per common share:
Basic	$0.35	$0.27
Diluted	0.34	0.27

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 4. Investment Securities

The Company’s investment securities are classified as available-for-sale and held-to-maturity at March 31, 2015 and December 31, 2014. Investment securities available-for-sale are reported at fair value with unrealized gains or losses included in equity, net of tax. Accordingly, the carrying value of such securities reflects their fair value as of March 31, 2015. Fair value is based upon either quoted market prices, or in certain cases where there is limited activity in the market for a particular instrument, assumptions are made to determine their fair value. See Note 8 of the Notes to Consolidated Financial Statements for a further discussion.

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

The following tables present information related to the Company’s investment securities at March 31, 2015 and December 31, 2014.

	March 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	March 31, 2015
	(in thousands)
Investment securities available-for-sale:
Federal agency obligations	$30,774	$463	$(4)	$31,233
Residential mortgage pass-through securities	57,300	1,737	(9)	59,028
Commercial mortgage pass-through securities	3,027	55	—	3,082
Obligations of U.S. states and political subdivisions	8,197	238	—	8,435
Trust preferred securities	16,086	648	(278)	16,456
Corporate bonds and notes	110,671	6,190	(22)	116,839
Asset-backed securities	26,045	127	(80)	26,092
Certificates of deposit	2,097	31	(5)	2,123
Equity securities	376	—	(56)	320
Other securities	12,474	89	(50)	12,513
Total	$267,047	$9,578	$(504)	$276,121
Investment securities held-to-maturity:
U.S. Treasury and agency securities	$28,315	$1,507	$—	$29,822
Federal agency obligations	35,393	586	(30)	35,949
Residential mortgage-backed securities	5,542	26	(13)	5,555
Commercial mortgage-backed securities	4,124	86	—	4,210
Obligations of U.S. states and political subdivisions	119,384	4,966	(46)	124,304
Corporate bonds and notes	38,962	1,472	(11)	40,423
Total	$231,720	$8,643	$(100)	$240,263

Total investment securities	$498,767	$18,221	$(604)	$516,384

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 4. Investment Securities – (continued)

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	December 31, 2014
	(in thousands)
Investment securities available-for-sale:
Federal agency obligations	$32,650	$217	$(50)	$32,817
Residential mortgage pass-through securities	58,836	1,531	(11)	60,356
Commercial mortgage pass-through securities	3,042	4	—	3,046
Obligations of U.S. states and political subdivisions	8,201	205	—	8,406
Trust preferred securities	16,086	489	(269)	16,306
Corporate bonds and notes	119,838	5,950	(11)	125,777
Asset-backed securities	27,393	140	(31)	27,502
Certificates of deposit	2,098	27	(2)	2,123
Equity securities	376	—	(69)	307
Other securities	12,941	33	(82)	12,892
Total	$281,461	$8,596	$(525)	$289,532
Investment securities held-to-maturity:
U.S. Treasury and agency securities	$28,264	$920	$—	$29,184
Federal agency obligations	27,103	322	(28)	27,397
Residential mortgage-backed securities	5,955	28	—	5,983
Commercial mortgage-backed securities	4,266	50	—	4,316
Obligations of U.S. states and political subdivisions	120,144	4,512	(60)	124,596
Corporate bonds and notes	38,950	1,026	(7)	39,969
Total	$224,682	$6,858	$(95)	$231,445

Total investment securities	$506,143	$15,454	$(620)	$520,977

The following table presents information for investment securities available-for-sale at March 31, 2015, based on scheduled maturities. Actual maturities can be expected to differ from scheduled maturities due to prepayment or early call options of the issuer.

	March 31, 2015
	Amortized Cost	Fair Value
	(in thousands)
Investment securities available-for-sale:
Due in one year or less	$23,891	$24,248
Due after one year through five years	32,274	33,611
Due after five years through ten years	83,910	88,819
Due after ten years	53,795	54,500
Residential mortgage pass-through securities	57,300	59,028
Commercial mortgage pass-through securities	3,027	3,082
Equity securities	376	320
Other securities	12,474	12,513
Total	$267,047	$276,121
Investment securities held-to-maturity:
Due in one year or less	$4,991	$5,020
Due after one year through five years	9,207	9,401
Due after five years through ten years	71,916	75,354
Due after ten years	135,940	140,723
Residential mortgage-backed securities	5,542	5,555
Commercial mortgage-backed securities	4,124	4,210
Total	$231,720	$240,263
Total investment securities	$498,767	$516,384

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 4. Investment Securities – (continued)

Gross gains and losses from the sales, calls, and maturities of investment securities for the three months ended March 31, 2015 and 2014 were as follows:

	Three Months Ended March 31,
(in thousands)	2015	2014
Proceeds	$9,537	$50,611
Gross gains on sales of investment securities	506	1,432
Gross losses on sales of investment securities	—	(17)
Net gains on sales of investment securities	506	1,415
Less: tax provision on net gains	207	380
Total	$299	$1,035

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

The Company’s assessment of whether an impairment in the portfolio is other than temporary includes factors such as whether the issuer has defaulted on scheduled payments, announced restructuring and/or filed for bankruptcy, has disclosed severe liquidity problems that cannot be resolved, disclosed deteriorating financial condition or sustained significant losses.

The following table presents detailed information for each single issuer trust preferred security held by the Company at March 31, 2015, of which all but one has at least one rating below investment grade (in thousands):

Issuer	Amortized Cost	Fair Value	Gross Unrealized Gain (Loss)	Lowest Credit Rating Assigned
Countrywide Capital IV	$1,771	$1,819	$48	BB
Countrywide Capital V	2,747	2,848	101	BB
Countrywide Capital V	250	259	9	BB
Nationsbank Cap Trust III	1,575	1,297	(278)	BB
Morgan Stanley Cap Trust IV	2,500	2,567	67	BB
Morgan Stanley Cap Trust IV	1,743	1,795	52	BB
Goldman Sachs	1,000	1,252	252	BB
Stifel Financial	4,500	4,619	119	BBB-
Total	$16,086	$16,456	$370

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 4. Investment Securities – (continued)

Temporarily Impaired Investments

For all other securities, the Company does not believe that the unrealized losses, which were comprised of 39 and 54 investment securities as of March 31, 2015 and December 31, 2014, respectively, represent an other-than-temporary impairment. The gross unrealized losses associated with U.S. Treasury and agency securities, federal agency obligations, mortgage-backed securities, corporate bonds, tax-exempt securities, asset-backed securities, trust preferred securities, mutual funds and equity securities are not considered to be other than temporary because these unrealized losses are related to changes in interest rates and do not affect the expected cash flows of the underlying collateral or issuer.

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

The Company evaluates all securities with unrealized losses quarterly to determine whether the loss is other than temporary. Unrealized losses in the corporate debt securities category consist primarily of senior unsecured corporate debt securities issued by large financial institutions, insurance companies and other corporate issuers. Single issuer corporate trust preferred securities are also included, and in the case of one holding the market valuation loss is largely based upon the floating rate coupon and corresponding market valuation. Neither that trust preferred issuer, nor any other corporate issuers, have defaulted on interest payments. The unrealized loss in equity securities consists of losses on other bank equities. The decline in fair value is due in large part to the lack of an active trading market for these securities, changes in market credit spreads and rating agency downgrades. Management concluded that these securities were not other-than-temporarily impaired at March 31, 2015.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 4. Investment Securities – (continued)

The following tables indicate gross unrealized losses not recognized in income and fair value, aggregated by investment category and the length of time individual securities have been in a continuous unrealized loss position at March 31, 2015 and December 31, 2014:

	March 31, 2015
	Total		Less than 12 Months		12 Months or Longer
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
Investment securities available-for-sale:

Federal agency obligation	$1,656	$(4)	$1,357	$(1)	$299	$(3)
Residential mortgage pass-through securities	1,026	(9)	1,026	(9)	—	—
Trust preferred securities	1,297	(278)	—	—	1,297	(278)
Corporate bonds and notes	3,935	(22)	3,935	(22)	—	—
Asset-backed securities	9,698	(80)	9,698	(80)	—	—
Certificates of deposit	217	(5)	217	(5)	—	—
Equity securities	320	(56)	—	—	320	(56)
Other securities	5,477	(50)	—	—	5,477	(50)
Total	$23,626	$(504)	$16,233	$(117)	$7,393	$(387)

Investment securities held-to-maturity:

Federal agency obligation	$6,422	$(30)	$6,422	$(30)	$—	$—
Residential mortgage pass-through securities	3,660	(13)	3,660	(13)	—	—
Obligations of U.S. states and political subdivisions	7,336	(46)	7,336	(46)	—	—
Corporate bonds and notes	3,720	(11)	3,720	(11)	—	—
Total	$21,138	$(100)	$21,138	$(100)	$—	$—

Total temporarily impaired securities	$44,764	$(604)	$37,371	$(217)	$7,393	$(387)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 4. Investment Securities – (continued)

	December 31, 2014
	Total		Less than 12 Months		12 Months or Longer
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
Investment securities available-for-sale:
Federal agency obligation	$6,755	$(50)	$2,770	$(9)	$3,985	$(41)
Residential mortgage pass-through securities	5,694	(11)	5,694	(11)	—	—
Trust preferred securities	1,307	(269)	—	—	1,307	(269)
Corporate bonds and notes	1,961	(11)	1,961	(11)	—	—
Asset-backed securities	9,773	(31)	9,773	(31)	—	—
Certificates of deposit	369	(2)	369	(2)	—	—
Equity securities	307	(69)	—	—	307	(69)
Other securities	5,417	(82)	1,978	(21)	3,439	(61)
Total	$31,583	$(525)	$22,545	$(85)	$9,038	$(440)

Investment securities held-to-maturity:
Federal agency obligation	$3,228	$(28)	$3,228	$(28)	$—	$—
Obligations of U.S. states and political subdivisions	8,341	(60)	1,401	(3)	6,940	(57)
Corporate bonds and notes	993	(7)	993	(7)	—	—
Total	$12,562	$(95)	$5,622	$(38)	$6,940	$(57)
Total temporarily impaired securities	$44,145	$(620)	$28,167	$(123)	$15,978	$(497)

Investment securities having a carrying value of approximately $215.9 million and $224.7 million at March 31, 2015 and December 31, 2014, respectively, were pledged to secure public deposits, borrowings, Federal Reserve Discount Window, and Federal Home Loan Bank advances and for other purposes required or permitted by law.

As of March 31, 2015 and December 31, 2014, there were no holdings of securities of any one issuer, other than the U.S Government and its agencies, in an amount greater than 10% of stockholders’ equity.

Note 5 - Derivatives

The Company utilizes interest rate swap agreements as part of its asset liability management strategy to help manage its interest rate risk position. The notional amount of the interest rate swap does not represent amounts exchanged by the parties. The amount exchanged is determined by reference to the notional amount and the other terms of the individual interest rate swap agreements.

Interest Rate Swaps Designated as Cash Flow Hedges: Interest rate swaps with a notional amount totaling $25.0 million and $25.0 million were entered into on October 15, 2014 and December 30, 2014, respectively, and were designated as cash flow hedges of certain Federal Home Loan Bank advances. The swaps were determined to be fully effective during the period presented and therefore no amount of ineffectiveness has been included in net income. Therefore, the aggregate fair value of the swaps is recorded in other assets (liabilities) with changes in fair value recorded in other comprehensive income (loss). The amount included in accumulated other comprehensive income (loss) would be reclassified to current earnings should the hedges no longer be considered effective. The Company expects the hedges to remain fully effective during the remaining term of the swaps.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 5 – Derivatives – (continued)

Summary information about the interest rate swaps designated as cash flow hedges as of period-end is as follows:

(dollars in thousands)	March 31, 2015	March 31, 2014	December 31, 2014
Notional amount	$50,000	$—	$50,000
Weighted average pay rates	1.58%	—%	1.58%
Weighted average receive rates	0.25%	—%	0.24%
Weighted average maturity	4.2 years	—	4.4 years
Fair value	$(486)	$—	$48

Interest expense recorded on these swap transactions totaled approximately $166,000 for the three months ended March 31, 2015 and there are no related expenses for the three months ended March 31, 2014.

Cash Flow Hedge

The following table presents the net gains (losses), recorded in other comprehensive income and the Consolidated Statements of Income relating to the cash flow derivative instruments for the three months ended March 31, 2015:

(in thousands)	Amount of gain (loss) recognized in OCI (Effective Portion)	Amount of gain (loss) reclassified from OCI to interest income	Amount of gain (loss) recognized in other Non-interest income (Ineffective Portion)
Interest rate contracts	$(534)	$—	$—

There were no net gains (losses) recorded in accumulated other comprehensive income or in the Consolidated Statement of Income relating to cash flow derivative instruments for the three months ended March 31, 2014.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 6. Loans and the Allowance for Loan and Lease Losses

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal balance outstanding, net of deferred loan fees and costs, and an allowance for loan and lease losses. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income using the level-yield method without anticipating prepayments.

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

Interest income on commercial, commercial real estate, commercial construction and residential loans are discontinued at the time the loan is 90 days delinquent unless the loan is well-secured and in process of collection. Past due status is based on the contractual terms of the loan. In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful. Nonaccrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans. A loan is moved to nonaccrual status in accordance with the Company’s policy, typically after 90 days of non-payment.

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

The policy of the Company is to generally grant commercial, residential and consumer loans to New Jersey residents and businesses within its market area. The borrowers’ abilities to repay their obligations are dependent upon various factors including the borrowers’ income and net worth, cash flows generated by the borrowers’ underlying collateral, value of the underlying collateral, and priority of the lender’s lien on the property. Such factors are dependent upon various economic conditions and individual circumstances beyond the control of the Company. The Company is therefore subject to risk of loss. The Company believes its lending policies and procedures adequately minimize the potential exposure to such risks and that adequate provisions for loan and lease losses are provided for all known and inherent risks. Collateral and/or personal guarantees are required for a large majority of the Company’s loans.

Allowance for Loan and Lease Losses

The allowance for loan and lease losses is a valuation allowance for probable incurred credit losses. Losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. Management estimates the allowance balance required using past loan and lease loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged off. The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired.

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

The Bank has defined its population of impaired loans to include all loans on nonaccrual status; all troubled debt restructuring loans; and all loans (above an established dollar threshold of $250,000) internally classified as “Special Mention” or below that require a specific reserve.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 6. Loans and the Allowance for Loan and Lease Losses – (continued)

Troubled debt restructurings are separately identified for impairment disclosures and are measured at the present value of estimated future cash flows using the loan’s effective rate at inception. If a troubled debt restructuring is considered to be a collateral dependent loan, the loan is reported, net, at the fair value of the collateral. For troubled debt restructurings that subsequently default, the Company determines the amount of reserve in accordance with the accounting policy for the allowance for loan and lease losses.

The general component covers non-impaired loans and is based on historical loss experience adjusted for current factors. The historical loss experience, the primary factor, is determined by loan class and is based on the actual loss history experienced by the Bank over an actual three year rolling calculation. This actual loss experience is supplemented with other economic factors based on the risks present for each portfolio segment. This actual loss experience is supplemented with the exogenous factor adjustments based on the risks present for each loan category. These exogenous factors (nine total) include consideration of the following: concentrations of credit; delinquency & nonaccrual trends; economic & business conditions including evaluation of the national and regional economies and industries with significant loan concentrations; external factors including legal, regulatory or competitive pressures that may impact the loan portfolio; changes in the experience, ability, or size of the lending staff, management, or board of directors that may impact the loan portfolio; changes in underwriting standards, collection procedures, charge-off practices, or other changes in lending policies and procedures that may impact the loan portfolio; loss and recovery trends; changes in portfolio size and mix; and trends in problem loans.

Purchased Credit-Impaired Loans

The Company purchases groups of loans in conjunction with mergers, some of which have shown evidence of credit deterioration since origination. These purchased credit impaired loans are recorded at the amount paid, such that there is no carryover of the seller’s allowance for loan and lease losses.  After acquisition, losses are recognized by an increase in the allowance for loan and lease losses.

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

Composition of Loan Portfolio

The following table sets forth the composition of the Company’s loan portfolio, including net deferred loan fees, at March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014
	(in thousands)
Commercial	$562,931	$499,816
Commercial real estate	1,668,310	1,634,510
Commercial construction	181,056	167,359
Residential real estate	226,645	234,967
Consumer	3,581	2,879
Gross loans	2,642,523	2,539,531
Net deferred loan fees	(1,784)	(890)
Total loans receivable	$2,640,739	$2,538,641

At March 31, 2015 and December 31, 2014, loan balances of approximately $1.1 billion and $1.0 billion, respectively, were pledged to secure borrowings from the Federal Home Loan Bank of New York.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 6. Loans and the Allowance for Loan and Lease Losses – (continued)

Purchased Credit-Impaired Loans

The Company holds purchased loans for which there was, at their acquisition date, evidence of deterioration of credit quality since their origination and it was probable, at acquisition, that all contractually required payments would not be collected. The carrying amount of those loans is as follows at March 31, 2015 and December 31, 2014.

	March 31, 2015	December 31, 2014
	(in thousands)
Commercial	$7,146	$7,199
Commercial real estate	1,807	1,816
Residential real estate	819	806
Total carrying amount	$9,772	$9,821

For those purchased loans disclosed above, the Company did not increase the allowance for loan and lease losses for the three months ended March 31, 2015, nor did it increase the allowance for loan and lease losses for purchased impaired loans during the three months ended March 31, 2015.

The accretable yield, or income expected to be collected, on the purchased loans for the three months ended March 31, 2015 is as follows (in thousands):

March 31,
2015
Balance at January 1, 2015	$4,805
New loans purchased	—
Accretion of income	(54)
Reclassifications from non-accretable difference	—
Disposals	—
Balance at March 31, 2015	$4,751

The following table presents information about the recorded investment in loan receivables on nonaccrual status by class at March 31, 2015 and December 31, 2014:

Loans Receivable on Nonaccrual Status

	March 31, 2015	December 31, 2014
	(in thousands)
Commercial	$3,347	$616
Commercial real estate	8,009	8,197
Residential real estate	3,229	2,796
Total loans receivable on nonaccrual status	$14,585	$11,609

Nonaccrual loans and loans past due 90 days still on accrual include both smaller balance homogenous loans that are collectively evaluated for impairment and individually classified impaired loans.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 6. Loans and the Allowance for Loan and Lease Losses – (continued)

The Company continuously monitors the credit quality of its loans receivable. In addition to its internal staff, the Company utilizes the services of a third party loan review firm to rate the credit quality of its loans receivable. Credit quality is monitored by reviewing certain credit quality indicators. Assets classified “Pass” are deemed to possess average to superior credit quality, requiring no more than normal attention. Assets classified as “Special Mention” have generally acceptable credit quality yet possess higher risk characteristics/circumstances than satisfactory assets. Such conditions include strained liquidity, slow pay, stale financial statements, or other conditions that require more stringent attention from the lending staff. These conditions, if not corrected, may weaken the loan quality or inadequately protect the Company’s credit position at some future date. Assets are classified “Substandard” if the asset has a well-defined weakness that requires management’s attention to a greater degree than for loans classified special mention. Such weakness, if left uncorrected, could possibly result in the compromised ability of the loan to perform to contractual requirements. An asset is classified as “Doubtful” if it is inadequately protected by the net worth and/or paying capacity of the obligor or of the collateral, if any, that secures the obligation. Assets classified as doubtful include assets for which there is a “distinct possibility” that a degree of loss will occur if the inadequacies are not corrected. The following table presents information, excluding net deferred loan fees, about the Company’s loan credit quality at March 31, 2015 and December 31, 2014:

	March 31, 2015
	Pass	Special Mention	Substandard	Doubtful	Total
	(in thousands)
Commercial	$528,431	$23,975	$10,249	$276	$562,931
Commercial real estate	1,621,181	24,509	22,620	—	1,668,310
Commercial construction	179,577	1,479	—	—	181,056
Residential real estate	223,148	—	3,497	—	226,645
Consumer	3,484	—	97	—	3,581

Total loans	$2,555,821	$49,963	$36,463	$276	$2,642,523

	December 31, 2014
	Pass	Special Mention	Substandard	Doubtful	Total
	(in thousands)
Commercial	$481,638	$3,686	$14,203	$289	$499,816
Commercial real estate	1,596,606	14,140	23,764	—	1,634,510
Commercial construction	165,880	1,479	—	—	167,359
Residential real estate	230,772	—	4,195	—	234,967
Consumer	2,778	—	101	—	2,879

Total loans	$2,477,674	$19,305	$42,263	$289	$2,539,531

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 6. Loans and the Allowance for Loan and Lease Losses – (continued)

The following table provides an analysis of the impaired loans, by loan segment, at March 31, 2015 and December 31, 2014:

	March 31, 2015
	Recorded Investment	Unpaid Principal Balance	Related Allowance
No related allowance recorded	(in thousands)
Commercial	$314	$334	$—
Commercial real estate	5,774	6,468	—
Residential real estate	3,505	3,869	—
Consumer	105	97	—
Total	$9,698	$10,768	$—

With an allowance recorded
Commercial	$382	$390	$188
Commercial real estate	6,341	6,341	518
Total	$6,723	$6,731	$706

Total
Commercial	$696	$724	$188
Commercial real estate	12,115	12,809	518
Residential real estate	3,505	3,869	—
Consumer	105	97	—
Total	$16,421	$17,499	$706

	December 31, 2014
	Recorded Investment	Unpaid Principal Balance	Related Allowance
No related allowance recorded	(in thousands)
Commercial	$481	$527	$—
Commercial real estate	5,890	6,587	—
Residential real estate	3,072	3,407	—
Consumer	109	101	—
Total	$9,552	$10,622	$—

With an allowance recorded
Commercial	$387	$390	$111
Commercial real estate	3,520	3,520	151
Total	$3,907	$3,910	$262

Total
Commercial	$868	$917	$111
Commercial real estate	9,410	10,107	151
Residential real estate	3,072	3,407	—
Consumer	109	101	—
Total	$13,459	$14,532	$262

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 6. Loans and the Allowance for Loan and Lease Losses – (continued)

The following table provides an analysis related to the average recorded investment and interest income recognized on impaired loans by segment as of and for the three months ended March 31, 2015 and 2014 (in thousands):

	Three Months Ended March 31,
	2015			2014
	Average Recorded Investment	Interest Income Recognized		Average Recorded Investment	Interest Income Recognized
Impaired loans with no related allowance recorded

Commercial	$290		$—	$—	$—
Commercial real estate	6,052		19	1,275	57
Residential real estate	3,613		2	—	—
Consumer	106		1	—	—

Total	$10,061		$22	$1,275	$57

Impaired loans with an allowance recorded

Commercial	$387		$—	$—	$—
Commercial real estate	6,335		—	2,302	68
Residential real estate	—		—	1,226	31

Total	$6,722	$		$3,528	$99

Total impaired loans

Commercial	$677		$—	$—	$—
Commercial real estate	12,387		19	3,477	125
Residential real estate	3,613		2	1,226	31
Consumer	106		1	—	—

Total	$16,783		$22	$4,703	$156

Included in impaired loans at March 31, 2015, December 31, 2014 and March 31, 2014 are loans that are deemed troubled debt restructurings. The recorded investment in loans include accrued interest receivable and other capitalized costs such as real estate taxes paid on behalf of the borrower and loan origination fees, net, when applicable. Cash basis interest and interest income recognized on accrual basis approximate each other.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 6. Loans and the Allowance for Loan and Lease Losses – (continued)

The following table provides an analysis of the aging of the recorded investment of loans, excluding net deferred loan fees that are past due at March 31, 2015 and December 31, 2014 by segment:

Aging Analysis

	March 31, 2015
	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans Receivable	Loans Receivable 90 Days or Greater Past Due and Accruing
	(in thousands)
Commercial	$5,562	$554	$3,899	$10,015	$552,916	$562,931	$638
Commercial real estate	2,567	5,092	4,180	11,839	1,656,471	1,668,310	—
Commercial construction	375	—	—	375	180,681	181,056	—
Residential real estate	1,925	—	2,937	4,862	221,783	226,645	—
Consumer	2	1	—	3	3,578	3,581
Total	$10,431	$5,647	$11,016	$27,094	$2,615,429	$2,642,523	$638

Aging Analysis

	December 31, 2014
	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans Receivable	Loans Receivable 90 Days or Greater Past Due and Accruing
	(in thousands)
Commercial	$6,060	$—	$662	$6,722	$493,094	$499,816	$45
Commercial real estate	4,937	638	5,961	11,535	1,622,975	1,634,510	609
Commercial construction	—	—	—	—	167,359	167,359	—
Residential real estate	1,821	210	3,200	5,231	229,736	234,967	557
Consumer	30	1	—	31	2,848	2,879	—
Total	$12,848	$849	$9,823	$23,519	$2,516,012	$2,539,531	$1,211

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 6. Loans and the Allowance for Loan and Lease Losses – (continued)

The following table details the amount of loans receivable that are evaluated individually, and collectively, for impairment (excluding net deferred loan fees), acquired, and the related portion of the allowance for loan and lease losses that are allocated to each loan portfolio segment:

	March 31, 2015
	Commercial	Commercial real estate	Commercial construction	Residential real estate	Consumer	Unallocated	Total
	(in thousands)
Allowance for loan and lease losses
Individually evaluated for impairment	$188	$518	$—	$—	$—	$—	$706
Collectively evaluated for impairment	3,739	8,328	1,518	981	4	657	15,227
Acquired with deteriorated credit quality	—	—	—	—	—	—	—
Total	$3,927	$8,846	$1,518	$981	$4	$657	$15,933

Loans receivable
Individually evaluated for impairment	$696	$12,115	$—	$3,905	$105	$—	$16,421
Collectively evaluated for impairment	555,089	1,654,388	181,056	222,321	3,476	—	2,616,330
Acquired with deteriorated credit quality	7,146	1,807	—	819	—	—	9,772
Total	$562,931	$1,668,310	$181,056	$226,645	$3,581	$—	$2,642,523

The tables above include approximately $1.1 billion of acquired loans for the period ended March 31, 2015 reported as collectively evaluated for impairment.

The following table details the amount of loans that are evaluated individually, and collectively, for impairment (excluding net deferred loan fees), acquired, and the related portion of the allowance for loan and lease losses that are allocated to each loan portfolio segment:

	December 31, 2014
	Commercial	Commercial real estate	Commercial construction	Residential real estate	Consumer	Unallocated	Total
	(in thousands)
Allowance for loan and lease losses
Individually evaluated for impairment	$111	$151	$—	$—	$—	$—	$262
Collectively evaluated for impairment	2,972	7,648	1,239	1,113	7	919	13,898
Acquired with deteriorated credit quality	—	—	—	—	—	—	—
Total	$3,083	$7,799	$1,239	$1,113	$7	$919	$14,160

Loans receivable
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 6. Loans and the Allowance for Loan and Lease Losses – (continued)

The Company’s allowance for loan and lease losses is analyzed quarterly. Many factors are considered, including growth in the portfolio, delinquencies, nonaccrual loan levels, and other factors inherent in the extension of credit. There have been no material changes to the allowance for loan and lease losses methodology as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

A summary of the activity in the allowance for loan and lease losses is as follows:

	Three Months Ended March 31, 2015
	Commercial	Commercial real estate	Commercial construction	Residential real estate	Consumer	Unallocated	Total
	(in thousands)
Balance at January 1, 2015	$3,083	$7,799	$1,239	$1,113	$7	$919	$14,160

Charge-offs	(45)	(4)	—	—	(11)	—	(60)

Recoveries	6	—	—	1	1	—	8

Provision	883	1,051	279	(133)	7	(262)	1,825

Balance at March 31, 2015	$3,927	$8,846	$1,518	$981	$4	$657	$15,933

	Three Months Ended March 31, 2014
	Commercial	Commercial real estate	Commercial construction	Residential real estate	Consumer	Unallocated	Total
	(in thousands)
Balance at January 1, 2014	$1,698	$5,746	$362	$990	$146	$1,391	$10,333

Charge-offs	(333)	—	—	—	(3)	—	(336)

Recoveries	—	—	—	10	1	—	11

Provision	860	(362)	72	4	(65)	116	625

Balance at March 31, 2014	$2,225	$5,384	$434	$1,004	$79	$1,507	$10,663

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 6. Loans and the Allowance for Loan and Lease Losses – (continued)

Trouble Debt Restructurings

At March 31, 2015, there were no commitments to lend additional funds to borrowers whose loans were on nonaccrual status or were contractually past due in excess of 90 days and still accruing interest, or whose terms have been modified in troubled debt restructurings.

The policy of the Company generally is to grant commercial, mortgage and consumer loans to residents and businesses within its market area. The borrowers’ abilities to repay their obligations are dependent upon various factors, including the borrowers’ income and net worth, cash flows generated by the borrowers’ underlying collateral, value of the underlying collateral, and priority of the lender’s lien on the property. Such factors are dependent upon various economic conditions and individual circumstances beyond the control of the Company. The Company is therefore subject to risk of loss. The Company believes its lending policies and procedures adequately minimize the potential exposure to such risks and that adequate provisions for loan and lease losses are provided for all known and inherent risks. Collateral and/or personal guarantees are required for virtually all loans. A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.

Loans modified in a troubled debt restructuring totaled a recorded investment of $2.8 million at March 31, 2015, of which $1.1 million were on nonaccrual status. The remaining loans modified were current and have complied with the terms of their restructure agreement. At December 31, 2014, loans modified in a troubled debt restructuring totaled $2.8 million, of which $1.0 million were on nonaccrual status. The remaining loans modified were current at the time of the restructuring and have complied with the terms of their restructure agreement. The Company has allocated no specific allocations with respect to loans whose loan terms had been modified in troubled debt restructurings as of March 31, 2015 and December 31, 2014. The TDRs presented as of March 31, 2015 and December 31, 2014 did not increase the allowance for loan and lease losses.

There were no troubled debt restructurings occurring during the three months ended March 31, 2015.

There were no charge-offs in connection with a loan modification at the time of modification during the three months ended March 31, 2015. There were no troubled debt restructurings for which there was a payment default within twelve months following the modification during the three months ended March 31, 2015.

The following table presents loans by segment modified as troubled debt restructurings that occurred during the year ended March 31, 2014 (dollars in thousands):

		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
	Loans	Investment	Investment
Troubled debt restructurings:
Commercial	1	$672	$337

The Company had a $333,000 charge-off in connection with a loan modification at the time of modification during the three months ended March 31, 2014. There were no troubled debt restructurings for which there was a payment default within twelve months following the modification during the three months ended March 31, 2014.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 7. Fair Value Measurements and Fair Value of Financial Instruments

ASC Topic 820, “Fair Value Measurements and Disclosures,” establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are described below:

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

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Company’s assets measured at fair value on a recurring basis at March 31, 2015 and December 31, 2014:

Securities available-for-sale - Where quoted prices are available in an active market, securities are classified with Level 1 of the valuation hierarchy. Level 1 inputs include securities that have quoted prices in active markets for identical assets. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics, or discounted cash flows. Examples of instruments, which would generally be classified within Level 2 of the valuation hierarchy, include municipal bonds and certain agency collateralized mortgage obligations. In certain cases where there is limited activity in the market for a particular instrument, assumptions must be made to determine their fair value and are classified as Level 3. Due to the inactive condition of the markets amidst the financial crisis, the Company treated certain securities as Level 3 securities in order to provide more appropriate valuations. For assets in an inactive market, the infrequent trades that do occur are not a true indication of fair value. When measuring fair value, the valuation techniques available under the market approach, income approach and/or cost approach are used. The Company’s evaluations are based on market data and the Company employs combinations of these approaches for its valuation methods depending on the asset class.

Derivatives - The fair value of derivatives are based on valuation models using observable market data as of the measurement date (level 2). Our derivatives are traded in an over-the-counter market where quoted market prices are not always available. Therefore, the fair values of derivatives are determined using quantitative models that utilize multiple market inputs. The inputs will vary based on the type of derivative, but could include interest rates, prices and indices to generate continuous yield or pricing curves, prepayment rate, and volatility factors to value the position. The majority of market inputs are actively quoted and can be validated through external sources, including brokers, market transactions and third-party pricing services.

Loans held for sale - Loans held for sale are required to be measured at the lower of cost or fair value. Under FASB ASC 820-10-05, market value is to represent fair value. Management obtains quotes or bids on all or part of these loans directly from the purchasing financial institutions.

Loans receivable - The fair value of performing loans, except residential mortgages, is calculated by discounting scheduled cash flows through the estimated maturity using estimated market discount rates that reflect the credit and interest rate risks inherent in the loan. The estimate of maturity is based on the historical experience of the Bank with prepayments for each loan classification, modified as required by an estimate of the effect of current economic and lending conditions. For performing residential mortgage loans, fair value is estimated by discounting contractual cash flows adjusted for prepayment estimates using discount rates based on secondary market sources adjusted to reflect differences in servicing and credit costs.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 7. Fair Value Measurements and Fair Value of Financial Instruments

Off-balance sheet financial instruments - The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed rate loan commitments, fair value also considers the difference between current levels of interest rate and the committed rates.

The fair value of financial standby letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

For financial assets and liabilities measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2015 and December 31, 2014 are as follows:

		March 31, 2015
		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(in thousands)
Recurring fair value measurements:
Assets
Investment securities:
Available-for-sale:
Federal agency obligations	$31,233	$—	$31,233	$—
Residential mortgage pass-through securities	59,028	—	59,028	—
Commercial mortgage pass-through securities	3,082	—	3,082	—
Obligations of U.S. states and political subdivision	8,435	—	8,435	—
Trust preferred securities	16,456	—	16,456	—
Corporate bonds and notes	116,839	—	116,839	—
Asset-backed securities	26,092	—	26,092	—
Certificates of deposit	2,123	—	2,123	—
Equity securities	320	320	—	—
Other securities	12,513	12,513	—	—
Total available-for-sale	276,121	12,833	263,288	—
Loans held for sale	1,392	—	1,392	—
Total assets	$277,513	$12,833	$264,680	$—
Liabilities
Derivatives	$486	$—	$486	$—
Total liabilities	$486	$—	$486	$—

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 7. Fair Value Measurements and Fair Value of Financial Instruments

		December 31, 2014
		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(in thousands)
Recurring fair value measurements:
Assets
Investment securities:
Available-for-sale:
Federal agency obligations	$32,817	$—	$32,817	$—
Residential mortgage pass-through securities	60,356	—	60,356	—
Commercial mortgage pass-through securities	3,046	—	3,046	—
Obligations of U.S. states and political subdivision	8,406	—	8,406	—
Trust preferred securities	16,306	—	16,306	—
Corporate bonds and notes	125,777	—	125,777	—
Asset-backed securities	27,502	—	27,502	—
Certificates of deposit	2,123	—	2,123	—
Equity securities	307	307	—	—
Other securities	12,892	12,892	—	—
Total available-for-sale	289,532	13,199	276,333	—
Derivatives	48	—	48	—
Total assets	$289,580	$13,199	$276,381	$—

For the three months ended March 31, 2015, there were no transfers of investment securities available-for-sale into or out of Level 1, Level 2, or Level 3 assets.

Assets Measured at Fair Value on a Non-Recurring Basis

 For assets measured at fair value on a non-recurring basis, the unobservable inputs used to derive fair value measurements at March 31, 2015 and December 31, 2014 were as follows:

Impaired loans	Valuation Techniques	Range of Unobservable Inputs

Commercial real estate	Appraisals of collateral value	Market capitalization rates between 8% and 12%. Market rental rates for similar properties
Other real estate owned

Commercial real estate	Appraisals of collateral value	Adjustment for age of comparable sales, generally a decline of 0% to 25%

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 7. Fair Value Measurements and Fair Value of Financial Instruments

		Fair Value Measurements at Reporting Date Using
Assets measured at fair value on a nonrecurring basis:	March 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Impaired loans	(in thousands)
Commercial	$194	$—	$—	$194
Commercial real estate	5,823	—	—	5,823

Other real estate owned
Commercial real estate	870	—	—	870

		Fair Value Measurements at Reporting Date Using
Assets Measured at Fair Value on a Non-Recurring Basis	December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Impaired loans	(in thousands)
Commercial	$276	$—	$—	$276
Commercial real estate	3,369	—	—	3,369

Other real estate owned
Commercial real estate	1,108	—	—	1,108

The following methods and assumptions were used to estimate the fair values of the Company’s assets measured at fair value on a non-recurring basis at March 31, 2015 and December 31, 2014.

Impaired loans - Impaired loans at March 31, 2015 that required a valuation allowance during 2015 were $6.7 million with a related valuation allowance of $706,000 compared to $3.9 million with a related valuation allowance of $262,000 at December 31, 2014. Additional provision for loan and lease losses of $444,000 for the first quarter of 2015 was recorded. An additional provision for loan and lease losses of $262,000 for the year ended December 31, 2014 was recorded.

Other real estate owned - Other real estate owned (“OREO”) is measured at fair value less costs to sell. The Company believes that the fair value component in its valuation follows the provisions of FASB ASC 820-10-05. The fair value of OREO is determined by sales agreements or appraisals by qualified licensed appraisers approved and hired by the Company. Costs to sell associated with OREO are based on estimation per the terms and conditions of the sales agreements or appraisals. For the three months ended March 31, 2015, no provision recorded.

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

Cash and cash equivalents - The carrying amounts of cash and short-term instruments approximate fair values.

FHLB stock - It is not practical to determine the fair value of FHLB stock due to restrictions placed on its transferability.

Investment securities held-to-maturity - The fair value of the Company’s investment securities held-to-maturity was primarily measured using information from a third-party pricing service. If quoted prices were not available, fair values were estimated primarily by obtaining quoted prices for similar assets in active markets or through the use of pricing models. In cases where there may be limited or less transparent information provided by the Company’s third-party pricing service, fair value may be estimated by the use of secondary pricing services or through the use of non-binding third-party broker quotes.

Loans - The fair value of the Company’s loans was estimated by discounting the expected future cash flows using the current interest rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. Loans were segregated by types such as commercial, residential and consumer loans. Expected future cash flows were projected based on contractual cash flows, adjusted for estimated prepayments.

Interest-bearing deposits - The fair values of the Company’s interest-bearing deposits were estimated using discounted cash flow analyses. The discount rates used were based on rates currently offered for deposits with similar remaining maturities. The fair values of the Company’s interest-bearing deposits do not take into consideration the value of the Company’s long-term relationships with depositors, which may have significant value.

Borrowings and subordinated debentures - The fair value of the Company’s borrowings and subordinated debentures were calculated using a discounted cash flow approach and applying discount rates currently offered based on weighted remaining maturities.

Accrued interest receivable/payable - The carrying amounts of accrued interest approximate fair value resulting in a level 2 or level 3 classification based on the level of the asset or liability with which the accrual is associated.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 7. Fair Value Measurements and Fair Value of Financial Instruments

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments as of March 31, 2015 and December 31, 2014.

			Fair Value Measurements
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
March 31, 2015
Financial assets
Cash and cash equivalents	$88,543	$88,543	$88,543	$—	$—
Investment securities available-for-sale	276,121	276,121	12,833	263,288	—
Investment securities held-to-maturity	231,720	240,263	29,822	191,722	18,719
Restricted investment in bank stocks	24,874	n/a	n/a	n/a	n/a
Loans held for sale	1,392	1,392		1,392
Net loans	2,624,806	2,628,873	—	—	2,628,873
Accrued interest receivable	11,513	11,513	199	2,943	8,371

Financial liabilities
Noninterest-bearing deposits	479,652	479,652	479,652	—	—
Interest-bearing deposits	2,016,359	2,021,144	—	2,021,144	—
Borrowings	525,148	532,335	—	532,335	—
Subordinated debentures	5,155	4,852	—	4,852	—
Derivatives	486	486	—	486	—
Accrued interest payable	4,316	4,316	—	4,316	—

			Fair Value Measurements
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
December 31, 2014
Financial assets
Cash and cash equivalents	$126,847	$126,847	$126,847	$—	$—
Investment securities available-for-sale	289,532	289,532	13,199	276,333	—
Investment securities held-to-maturity	224,682	231,445	29,184	183,489	18,772
Restricted investment in bank stocks	23,535	n/a	n/a	n/a	n/a
Net loans	2,524,481	2,538,415	—	—	2,538,415
Derivatives	48	48	—	48	—
Accrued interest receivable	11,700	11,700	68	3,674	7,958

Financial liabilities
Noninterest-bearing deposits	492,515	492,515	492,515	—	—
Interest-bearing deposits	1,983,092	1,990,484	—	1,990,484	—
Borrowings	495,553	505,641	—	505,641	—
Subordinated debentures	5,155	4,768	—	4,768	—
Accrued interest payable	3,930	3,930	—	3,930	—

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

Note 8. Accumulated Other Comprehensive Income

Accumulated other comprehensive loss (net of tax) at March 31, 2015 and December 31, 2014 consisted of the following:

	March 31, 2015	December 31, 2014
	(in thousands)
Net unrealized gain on investment securities available-for-sale	$5,491	$4,874
Cash flow hedge	(288)	28
Unamortized component of securities transferred from available-for-sale to held-to-maturity	(1,263)	(1,301)
Defined benefit pension and post-retirement plans	(4,176)	(4,615)
Total accumulated other comprehensive loss	$(236)	$(1,014)

Note 9. Stock-Based Compensation

The Company’s stock-based compensation plans permit Parent Corporation common stock to be issued to key employees and directors of the Company and its subsidiaries. The options granted under the plans are intended to be either incentive stock options or non-qualified options. Under the 2009 Equity Incentive Plan, a total of 303,615 shares are available for grant and issuance as of March 31, 2015. In addition, a total of 237,621 shares remain available for grant and issuance under Legacy ConnectOne equity plans. Options may be exercised with shares issued from Treasury shares, newly issued shares or a combination of both.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 9. Stock-Based Compensation

Options have been granted to purchase common stock at the fair market value of the stock at the date of grant. Options are exercisable after a three to five-year vesting period starting one year after the date of grant and generally expire ten years from the date of grant. Restricted shares have a vesting schedule ranging from 1-3 years.

Stock-based compensation expense for share-based payment awards is based on the grant date fair value estimated on the date of grant. The Company recognizes compensation costs for those shares expected to vest on a straight-line basis over the requisite service period of the award, which is generally the option vesting term of three years. The Company estimates the forfeiture rate based on its historical experience during the preceding seven fiscal years.

Under the principal stock-based compensation plans, the Company may also grant stock awards to certain employees. Stock awards are independent of option grants and are generally subject to forfeiture if employment terminates prior to the release of any applicable restrictions. During that period, ownership of the shares cannot be transferred. Restricted stock and stock awards that are fully vested at the time of grant have the same cash dividend and voting rights as other common stock and are considered to be currently issued and outstanding. The Company expenses the cost of stock awards, which is determined to be the fair market value of the shares at the date of grant, ratably over the period during which any restrictions lapse.

There were 89,104 and 18,829 restricted stock awards outstanding at March 31, 2015 and March 31, 2014, respectively. These awards were issued with an award price equal to the market price of the Company’s common stock on the award date and with a three year vesting period. Forfeiture provisions exist for personnel that separate employment before the vesting period expires. A total of 37,110 shares of restricted stock became fully vested on July 1, 2014.

There were no shares of common stock underlying options that were granted during the three months ended March 31, 2015 and 2014, respectively.

Options activity under the stock-based compensation plans as of March 31, 2015 and changes during the three months ended March 31, 2015 were as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2014	882,657	$5.65
Exercised	(110,500)	$3.85
Canceled/expired	—
Forfeited	(3,362)
Outstanding at March 31, 2015	768,795	$5.87	2.67	$10,273,607
Exercisable at March 31, 2015	763,028	$5.80	2.62	$10,244,830

The aggregate intrinsic value of options above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the first quarter of 2015 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2015. This amount changes based on the fair value of the Company’s stock.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 9. Stock-Based Compensation – (continued)

In conjunction with the plans above, the Company granted restricted shares to certain executive officers. Compensation expense is recognized over the vesting period of the awards based on the fair value of the stock at issue date. The fair value of the stock granted was based on the closing market price of its common stock as of the grant date. Generally, grants of restricted shares vest one-third, each, on the first, second and third anniversaries of the grant date.

	Nonvested Shares	Weighted- Average Grant Date Fair Value
Nonvested at December 31, 2014	50,203	$11.79

Granted	59,466	18.47
Vested	(20,565)	10.76
Forfeited/cancelled/expired	—	—
Outstanding at March 31, 2015	89,104	$16.43

As of March 31, 2015, there was approximately $35,500 of total unrecognized compensation expense relating to unvested stock options. As of March 31, 2015, there was approximately $1,358,000 of total unrecognized compensation expense relating to unvested restricted stock awards. These costs are expected to be recognized over a weighted average period of 2.1 years.

Note 10. Components of Net Periodic Pension Cost

The Company maintained a non-contributory defined benefit pension plan for substantially all of its employees until March 31, 2007, at which time the Company froze the plan. The following table sets forth the net periodic pension cost of the Company’s pension plan for the periods indicated.

	Three Months Ended March 31,
	2015	2014
Interest cost	$138	$144
Expected return on plan assets	(137)	(149)
Net amortization	108	56
Recognized settlement loss	450	—
Total periodic pension expense	$559	$51

Net actuarial gain	$(742)	$(1,281)

Total recognized in other comprehensive income	$(742)	$(1,281)

Total recognized in net periodic expense and other comprehensive income (before tax)	$(183)	$(1,230)

Contributions

The Company presently estimates that it will contribute $2.0 million to its Pension Trust in 2015. The trust is established to provide retirement and other benefits for eligible employees and their beneficiaries. No part of the trust assets may be applied to any purpose other than providing benefits under the plan and for defraying expenses of administering the plan and the trust.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 11. FHLB and other borrowings

The Company’s FHLB and other borrowings and weighted average interest rates are summarized below:

	March 31, 2015		December 31, 2014
	Amount	Rate	Amount	Rate
	(in thousands)
By type of borrowing:
FHLB borrowings	$494,148	1.23%	$464,553	1.18%
Repurchase agreements	31,000	5.90%	31,000	5.90%
Total borrowings	$525,148	1.51%	$495,553	1.48%

By remaining period to maturity:
One year or less	$238,148	0.50%	258,553	0.50%
One to two years	55,000	1.20%	30,000	1.40%
Two to three years	71,000	2.33%	71,000	2.33%
Three to four years	96,000	2.67%	96,000	2.67%
Four to five years	25,000	1.85%	—	—
Greater than five years	40,000	3.43%	40,000	3.42%
Total borrowings	$525,148	1.51%	$495,553	1.48%

The FHLB borrowings are secured by pledges of certain collateral, including but not limited to U.S. government and agency mortgage-backed securities and a blanket assignment of qualifying first lien mortgage loans, consisting of both residential mortgages and commercial real estate loans.

The Company has entered into agreements under which it has sold securities subject to an obligation to repurchase the same or similar securities. Under these arrangements, the Company may transfer legal control over the assets but still retain effective control through an agreement that both entitles and obligates the Company to repurchase the assets. The obligation to repurchase the securities is reflected as a liability in the Company’s consolidated statement of condition, while the securities underlying the securities sold under agreements to repurchase remain in the respective asset accounts and are delivered to and held as collateral by third party trustees.

Three of the FHLB notes ($2,500,000 and $7,500,000 each due April 2, 2018, and $5,000,000 due July 16, 2018) contain a convertible option which allows the FHLB, at quarterly intervals, to convert the fixed convertible advance into replacement funding for the same or lesser principal based on any advance then offered by the FHLB at its current market rate. The Company has the option to repay these advances, if converted, without penalty. The remaining advances are payable at its stated maturity, with a prepayment penalty for fixed rate advances. All FHLB advances are fixed rate while the REPOs are variable rate advances. The advances at March 31, 2015 were collateralized by approximately $809 million of commercial mortgage loans, net of required over collateralization amounts, under a blanket lien arrangement. At March 31, 2015 the Company had remaining borrowing capacity of approximately $315 million.

Note 12 - Subordinated Debentures:

During 2003, the Company formed a statutory business trust, which exists for the exclusive purpose of (i) issuing Trust Securities representing undivided beneficial interests in the assets of the Trust; (ii) investing the gross proceeds of the Trust securities in junior subordinated deferrable interest debentures (subordinated debentures) of the Company; and (iii) engaging in only those activities necessary or incidental thereto. On December 19, 2003, Center Bancorp Statutory Trust II, a statutory business trust and wholly-owned subsidiary of the Parent Corporation issued $5.0 million of, MMCapS capital securities to investors due on January 23, 2034. The capital securities presently qualify as Tier I capital. The trust loaned the proceeds of this offering to the Company and received in exchange $5.2 million of the Parent Corporation’s subordinated debentures. The subordinated debentures are redeemable in whole or in part prior to maturity. The floating interest rate on the subordinate debentures is three-month LIBOR plus 2.85% and reprices quarterly. The rate at March 31, 2015 was 3.10%. These subordinated debentures and the related income effects are not eliminated in the consolidated financial statements as the statutory business trust is not consolidated in accordance with FASB ASC 810-10. Distributions on the subordinated debentures owned by the subsidiary trust have been classified as interest expense in the Consolidated Statements of Income.

The following table summarizes the mandatory redeemable trust preferred securities of the Company’s Statutory Trust II at March 31, 2015 and December 31, 2014.

Issuance Date	Securities Issued	Liquidation Value	Coupon Rate	Maturity	Redeemable by Issuer Beginning
12/19/2003	$5,000,000	$1,000 per Capital Security	Floating 3-month LIBOR + 285 Basis Points	01/23/2034	01/23/2009

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 13 – Subsequent Event

On April 27, 2015, the Corporation received a pretax recovery amounting to $2.2 million from one of its insurance carriers with regard to a wire fraud pretax loss of $2.4 million recorded in the fourth quarter of 2014. This recovery will be recognized in the second quarter of 2015. At this time, the Corporation does not expect any further recoveries on this matter.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this analysis is to provide the reader with information relevant to understanding and assessing the Company’s results of operations for the periods presented herein and financial condition as of March 31, 2015 and December 31, 2014. In order to fully understand this analysis, the reader is encouraged to review the consolidated financial statements and accompanying notes thereto appearing elsewhere in this report.

Cautionary Statement Concerning Forward-Looking Statements

This report includes forward-looking statements within the meaning of Sections 27A of the Securities Act of 1933, as amended, and 21E of the Securities Exchange Act of 1934, as amended, that involve inherent risks and uncertainties. This report contains certain forward-looking statements with respect to the financial condition, results of operations, plans, objectives, future performance and business of ConnectOne Bancorp Inc. and its subsidiaries, including statements preceded by, followed by or that include words or phrases such as “believes,” “expects,” “anticipates,” “plans,” “trend,” “objective,” “continue,” “remain,” “pattern” or similar expressions or future or conditional verbs such as “will,” “would,” “should,” “could,” “might,” “can,” “may” or similar expressions. There are a number of important factors that could cause future results to differ materially from historical performance and these forward-looking statements. Factors that might cause such a difference include, but are not limited to: (1) competitive pressures among depository institutions may increase significantly; (2) changes in the interest rate environment may reduce interest margins; (3) prepayment speeds, loan origination and sale volumes, charge-offs and loan and lease loss provisions may vary substantially from period to period; (4) general economic conditions may be less favorable than expected; (5) political developments, sovereign debt problems, wars or other hostilities may disrupt or increase volatility in securities markets or other economic conditions; (6) legislative or regulatory changes or actions may adversely affect the businesses in which ConnectOne Bancorp is engaged, including, without limitation, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010; (7) changes and trends in the securities markets may adversely impact ConnectOne Bancorp; (8) a delayed or incomplete resolution of regulatory issues could adversely impact planning by ConnectOne Bancorp; (9) the impact on reputation risk created by the developments discussed above on such matters as business generation and retention, funding and liquidity could be significant; and (10) the outcome of regulatory and legal investigations and proceedings may not be anticipated. Further information on other factors that could affect the financial results of ConnectOne Bancorp is included in Item 1A. of ConnectOne Bancorp’s Annual Report on Form 10-K and in ConnectOne Bancorp’s other filings with the Securities and Exchange Commission. These documents are available free of charge at the Commission’s website at http://www.sec.gov and/or from ConnectOne Bancorp, Inc.

Critical Accounting Policies and Estimates

The accounting and reporting policies followed by ConnectOne Bancorp, Inc. and its subsidiaries (collectively, the “Company”) conform, in all material respects, to U.S. generally accepted accounting principles. In preparing the consolidated financial statements, management has made estimates, judgments and assumptions that affect the reported amounts of assets and liabilities as of the dates of the consolidated statements of condition and for the periods indicated in the consolidated statements of operations. Actual results could differ significantly from those estimates.

The Company’s accounting policies are fundamental to understanding Management’s Discussion and Analysis (“MD&A”) of financial condition and results of operations. The Company has identified the determination of the allowance for loan and lease losses, the other-than-temporary impairment evaluation of securities, the evaluation of the impairment of goodwill and the evaluation of deferred tax assets to be critical because management must make subjective and/or complex judgments about matters that are inherently uncertain and could be most subject to revision as new information becomes available. Additional information on these policies is provided below.

Allowance for loan and lease losses and Related Provision

The allowance for loan and lease losses represents management’s estimate of probable credit losses inherent in the loan portfolio. Determining the amount of the allowance for loan and lease losses is considered a critical accounting estimate because it requires significant judgment and the use of estimates related to the amount and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, individual credit situation and consideration of current economic trends and conditions, all of which may be susceptible to significant change. The loan portfolio also represents the largest asset type on the consolidated statements of condition.

The evaluation of the adequacy of the allowance for loan and lease losses includes, among other factors, an analysis of historical loss rates by loan category applied to current loan totals. However, actual loan and lease losses may be higher or lower than historical trends, which vary. Actual losses on specified problem loans, which also are provided for in the evaluation, may vary from estimated loss percentages, which are established based upon a limited number of potential loss classifications.

The allowance for loan and lease losses is established through a provision for loan and lease losses charged to expense. Management believes that the current allowance for loan and lease losses will be adequate to absorb loan and lease losses on existing loans that may become uncollectible based on the evaluation of known and inherent risks in the loan portfolio. The evaluation takes into consideration such factors as changes in the nature and size of the portfolio, overall portfolio quality, and specific problem loans and current economic conditions which may affect the borrowers’ ability to pay. The evaluation also details historical losses by loan category and the resulting loan and lease loss rates which are projected for current loan total amounts. Loss estimates for specified problem loans are also detailed. All of the factors considered in the analysis of the adequacy of the allowance for loan and lease losses may be subject to change. To the extent actual outcomes differ from management estimates, additional provisions for loan and lease losses may be required that could materially adversely impact earnings in future periods. Additional information can be found in Note 1 of the Notes to Consolidated Financial Statements.

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

Fair Value of Investment Securities

FASB ASC 820-10-35 clarifies the application of the provisions of FASB ASC 820-10-05 in an inactive market and how an entity would determine fair value in an inactive market. The Company applies the guidance in FASB ASC 820-10-35 when determining fair value for the Company’s private label collateralized mortgage obligations, pooled trust preferred securities and single name corporate trust preferred securities. See Note 8 of the Notes to Consolidated Financial Statements for further discussion.

FASB ASC 820-10-65 provides additional guidance for estimating fair value in accordance with FASB ASC 820-10-05 when the volume and level of activity for the asset or liability have significantly decreased. This ASC also includes guidance on identifying circumstances that indicate a transaction is not orderly.

Goodwill

The Company adopted the provisions of FASB ASC 350-10, which requires that goodwill be reported separate from other intangible assets in the Consolidated Statements of Condition and not be amortized but rather tested for impairment annually or more frequently if impairment indicators arise. No impairment charge was deemed necessary for the three months ended March 31, 2015 and 2014.

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

Fluctuations in the actual outcome of these future tax consequences could impact the Company’s consolidated financial condition or results of operations.  Note 12 of the Notes to Consolidated Financial Statements included in the Company’s 2014 Form 10-K includes additional discussion on the accounting for income taxes.

Operating Results Overview

On July 1, 2014, the merger of equals with Center Bancorp, Inc. and legacy ConnectOne was completed (the “Merger”). Accordingly, first quarter 2015 results reflect the operations of the combined entity, whereas, historical financial information prior to July 1, 2014 includes only the operations of Center Bancorp, Inc., the legal and accounting acquirer in the transaction. On July 1, 2014, the combined company changed its name to ConnectOne.

Net income available to common stockholders for the three months ended March 31, 2015 amounted to $10.4 million compared to $4.4 million for the comparable three-month period ended March 31, 2014. The Company’s diluted earnings per share were $0.34 for the three months ended March 31, 2015 as compared with diluted earnings per share of $0.27 for the same three months of 2014.

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

Fully taxable equivalent (“FTE”) net interest income for the first quarter of 2015 was $28.9 million, an increase of $16.6 million, or 135.4%, from the same quarter of 2014. This was a result of a 112.4% increase in average interest-earning assets and a 40 basis-point widening of the net interest rate margin, both due to the Merger. Net interest income during the first quarter of 2015 was positively impacted by $1.8 million of accretion and amortization of purchase accounting adjustments.

The following tables, “Average Statements of Condition with Interest and Average Rates”, present for the three months ended March 31, 2015 and 2014, the Company’s average assets, liabilities and stockholders’ equity. The Company’s net interest income, net interest spread and net interest margin are also reflected.

Average Statements of Condition with Interest and Average Rates

	Three Months Ended March 31,
	2015			2014
	Average Balance	Interest Income/ Expense	Average Rate (7)	Average Balance	Interest Income/ Expense	Average Rate (7)
	(dollars in thousands)
Interest-earning assets:
Investment securities (1) (2)	$509,931	$4,268	3.39%	$526,526	$4,682	3.56%
Loans (2) (3) (4)	2,571,552	29,453	4.65%	963,098	10,214	4.24%
Restricted investment in bank stocks	25,273	220	3.54%	8,986	113	5.03%
Federal funds sold and interest bearing with banks	76,138	43	0.23%	—	—	—%
Total interest-earning assets	3,182,894	33,984	4.33%	1,498,610	15,009	4.01%
Allowance for loan and lease losses	(14,749)			(10,358)
Noninterest earning assets	298,675			188,684
Total liabilities and stockholders’ equity	$3,466,820			$1,676,936

Interest-bearing liabilities:
Money market deposits	$707,474	$722	0.41%	$430,086	$519	0.48%
Savings deposits	222,613	162	0.29%	162,621	127	0.31%
Time deposits	688,989	1,818	1.07%	171,145	368	0.86%
Other interest-bearing deposits	349,628	323	0.37%	349,361	302	0.35%
Total interest-bearing deposits	1,968,704	3,025	0.62%	1,113,213	1,316	0.47%

Borrowings	534,052	1,968	1.49%	146,500	1,372	3.75%
Capital lease	2,989	45	6.10%	—	—	—%
Subordinated debentures	5,155	40	3.14%	5,155	39	3.03%
Total interest-bearing liabilities	2,510,900	5,078	0.82%	1,264,868	2,727	0.86%

Demand deposits	481,500			225,407
Other liabilities	20,200			13,477
Total noninterest-bearing liabilities	501,700			238,884
Stockholders’ equity	454,220			173,184
Total liabilities and stockholders’ equity	$3,466,820			$1,676,936
Net interest income (tax equivalent basis)		28,906			12,282
Net interest spread (5)			3.51%			3.15%
Net interest margin (6)			3.68%			3.28%
Tax equivalent adjustment		(614)			(672)
Net interest income		$28,292			$11,610

(1)	Average balances are based on amortized cost.
(2)	Interest income is presented on a tax equivalent basis using 35% federal tax rate.
(3)	Includes loan fee income.
(4)	Loans include nonaccrual loans.
(5)	Represents difference between the average yield on interest earning assets and the average cost of interest bearing liabilities and is presented on a tax equivalent basis.
(6)	Represents net interest income on a tax equivalent basis divided by average total interest-earning assets
(7)	Rates are annualized.

Noninterest Income

Noninterest income totaled $1.6 million in the first quarter of 2015, a decline of $1.0 million from $2.5 million in the comparable prior-year quarter. Net securities gains were $0.5 million and $1.4 million for the first quarter of 2015 and 2014, respectively. Noninterest income includes bank-owned life insurance income, deposit and loan fees, annuities and life insurance commissions, and gains on sales of residential mortgages in the secondary market and represents a relatively small portion of the Bank’s total revenue. Although management intends to continue its strategy of de-emphasizing service charges in order to attract new and retain existing clients, it expects fee income to increase modestly over the course of 2015.

Noninterest Expense

 Noninterest expenses totaled $12.6 million for the first quarter of 2015, an increase of $5.1 million from $7.5 million for the prior year quarter. The significant increase in noninterest expense levels for the first quarter 2015 from the first quarter of 2014 was primarily due to the Merger with Legacy ConnectOne on July 1, 2014, which approximately doubled the size of the Company.  At that date, Legacy ConnectOne had approximately $1.5 billion in total assets, $1.3 billion in total loans, $1.0 billion in total deposits, 8 branches, and 100 employees.  In addition, the Company experienced an increased level of business and staff resulting from organic growth.  Partially offsetting the increased size of the institution was merger cost saves, estimated to be approximately $7.0 million annually, or approximately $1.8 million per quarter.

Income Taxes

Income tax expense was $5.0 million and $1.6 million for the first quarter of 2015 and 2014, respectively, resulting in an effective tax rate of 32.6% and 26.8% for the first quarter of 2015 and 2014, respectively. The increase in the effective tax rate for 2015 reflects a decline in the percentage of tax-exempt income to total pretax income. The effective tax rate for the remainder of 2015 is expected to remain fairly constant.

Financial Condition

Investment Portfolio

At March 31, 2015, the principal components of the investment securities portfolio were U.S. Treasury and agency obligations, federal agency obligations, mortgage-backed securities, obligations of U.S. states and political subdivisions, corporate bonds and notes, trust preferred securities, asset backed securities and equity securities.

During the three months ended March 31, 2015, approximately $9.6 million in investment securities were sold from the available-for-sale portfolio. The cash flow from the sale of investment securities was primarily used to fund loan growth and purchase new securities.

For the three months ended March 31, 2015, average investment securities decreased $16.6 million to approximately $509.9 million, or 16.0% of average interest-earning assets, from $526.5 million on average, or 35.1% of average interest-earning assets, for the comparable period in 2014. The decrease in the investment securities portfolio, vis-à-vis an increase in loans receivable, reflects the Company’s strategic focus on relationship-based clients.

At March 31, 2015, net unrealized gains on investment securities available-for-sale, which are carried as a component of accumulated other comprehensive income and included in stockholders’ equity, net of tax, amounted to $5.5 million as compared with net unrealized gains of $4.9 million at December 31, 2014. At March 31, 2015, the net unrealized gains and losses on investment securities held-to-maturity that were transferred from securities available-for-sale, are carried, net of tax, as a component of accumulated other comprehensive income and included in stockholders’ equity. The gross unrealized losses associated with agency securities and federal agency obligations, mortgage-backed securities, corporate bonds and tax-exempt securities are not considered to be other-than-temporary because their unrealized losses are related to changes in interest rates and do not affect the expected cash flows of the underlying collateral or issuer.

Loan Portfolio

Commercial lending is the Company’s primary business activity. The Company’s loan portfolio consists of commercial, residential and consumer loans, serving the diverse client base in its market area. The composition of the Company’s portfolio remains relatively constant but can change due to factors such as the economic climate, the level and fluctuations in interest rates, real estate values and employment metrics. Organic growth (i.e., growth other than through mergers and acquisitions) is generated through business development, repeat client requests for new financings, penetration into existing markets and entry into new markets.

The Company seeks to create growth in commercial lending by offering client-focused products, competitive pricing and by capitalizing on the positive trends in its market area. Products offered are designed to meet the financial requirements of the Company’s clients. It is the objective of the Company’s credit policies to diversify the commercial loan portfolio to limit concentrations in any single segment.

At March 31, 2015, total loans amounted to $2.6 billion, an increase of $0.1 billion, or 4.0%, as compared to December 31, 2014. The increase in loans was attributable to organic growth generated through our relationship banking teams. As of March 31, 2015, our loan composition was approximately 21.3% in commercial, 63.1% in commercial real estate, 6.9% in commercial construction, 8.6% in residential real estate and 0.1% in consumer loans. At March 31, 2015, acquired loans remaining in the loan portfolio totaled $1.1 billion, compared to $1.2 billion as of December 31, 2014.

Allowance for Loan and lease Losses and related Provision

The purpose of the allowance for loan and lease losses (the “ALLL”) is to establish a valuation allowance for probable incurred losses in the loan portfolio. Additions to the ALLL are made through provisions charged against current operations and through recoveries made on loans previously charged off. The ALLL is maintained at an amount considered adequate by management to provide for probable credit losses inherent in the loan portfolio based upon historical losses and a periodic evaluation of external and portfolio risk factors. In establishing an appropriate ALLL, an assessment of the individual borrowers, a determination of the value of the underlying collateral, a review of historical loss experience and an analysis of the levels and trends of loan categories, delinquencies and problem loans are considered. Such factors as the level and trend of interest rates and current economic conditions and peer group statistics are also reviewed. The Company’s analysis of its ALLL also takes into consideration the potential impact that current trends may have on the Company’s borrower base.

Although management uses the best information available, the level of the allowance for loan and lease losses remains an estimate, which is subject to significant judgment and short-term change. Various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan and lease losses. Such agencies may require the Company to increase the ALLL based on their analysis of information available to them at the time of their examination. Furthermore, the majority of the Company’s loans are secured by real estate in the State of New Jersey. Future adjustments to the ALLL may be necessary due to economic factors impacting New Jersey real estate and the economy in general, as well as operating, regulatory and other conditions beyond the Company’s control.

At March 31, 2015, the level of the allowance was $15.9 million as compared to $14.2 million at December 31, 2014. Provisions to the allowance for the three-month period ended March 31, 2015 totaled $1.8 million compared to $0.6 for the same period in 2014. The net charge-offs were $52 thousand for the three months ended March 31, 2015 compared to $325 thousand in net charge-offs for the three months ended March 31, 2014. The allowance for loan and lease losses as a percentage of total loans amounted to 0.60% at March 31, 2015 compared to 0.56% at December 31, 2014 and 1.08% at March 31, 2014.

The level of the allowance for the respective periods of 2015 and 2014 reflects the credit quality within the loan portfolio, the loan volume recorded during the periods, the changing composition of the commercial and residential real estate loan portfolios and other related factors. In management’s view, the level of the ALLL at March 31, 2015 is adequate to cover losses inherent in the loan portfolio. Management’s judgment regarding the adequacy of the allowance constitutes a “Forward-Looking Statement” under the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from management’s analysis, based principally upon the factors considered by management in establishing the allowance.

Changes in the allowance for loan and lease losses are presented in the following table for the periods indicated.

	Three Months Ended March 31,
	2015	2014
	(dollars in thousands)
Average loans for the period	$2,571,552	$963,098
Loans receivable at end of period	2,640,739	987,529

Analysis of the Allowance for loan and lease losses:
Balance - beginning of year	$14,160	$10,237
Charge-offs:
Commercial	(45)	(6)
Commercial real estate	(4)	(126)
Residential real estate	—	(175)
Consumer	(11)	(22)
Total charge-offs	(60)	(329)
Recoveries:
Commercial	6	41
Commercial real estate	—	28
Residential real estate	1	—
Consumer	1	6
Total recoveries	8	75
Net charge-offs	(52)	(254)
Provision for loan and lease losses	1,825	350
Balance - end of period	$15,933	$10,333
Ratio of annualized net charge-offs during the period to average loans during the period	0.01%	0.13%
Allowance for loan and lease losses as a percent of total loans	0.60%	1.12%

Asset Quality

The Company manages asset quality and credit risk by maintaining diversification in its loan portfolio and through review processes that include analysis of credit requests and ongoing examination of outstanding loans, delinquencies, and potential problem loans, with particular attention to portfolio dynamics and mix. The Company strives to identify loans experiencing difficulty early enough to correct the problems, to record charge-offs promptly based on realistic assessments of current collateral values and cash flows, and to maintain an adequate allowance for loan and lease losses at all times.

It is generally the Company’s policy to discontinue interest accruals once a loan is past due as to interest or principal payments for a period of ninety days. When a loan is placed on nonaccrual status, interest accruals cease and uncollected accrued interest is reversed and charged against current income. Payments received on nonaccrual loans are generally applied against principal. A loan may be restored to an accruing basis when all past due amounts have been collected. Loans past due 90 days or more which are both well-secured and in the process of collection may remain on an accrual basis.

Nonperforming assets include nonaccrual loans and other real estate owned. Nonaccrual loans represent loans on which interest accruals have been suspended. In general, it is the policy of management to consider the charge-off of uncollectible amounts of loans at the point they become past due 90 days. Performing troubled debt restructured loans represent loans to borrowers experiencing financial difficulties on which a concession was granted, such as a reduction in interest rate below the current market rate for new debt with similar risks or modified repayment terms, and are performing under the restructured terms.

The following table sets forth, as of the dates indicated, the amount of the Company’s nonaccrual loans, other real estate owned, loans 90 days or more past due and still accruing, performing troubled debt restructured loans and the carrying amount of the purchased-credit impaired loans.

	March 31, 2015	December 31, 2014
	(in thousands)
Nonaccrual loans	$14,585	$11,610
Other real estate owned	870	1,108
Total nonperforming assets	$15,455	$12,718

Performing troubled debt restructured loans	$1,731	$1,763
Loans 90 days or more past due and still accruing	638	1,211
Purchased-credit impaired loans (carrying amount)	9,772	9,821

During the first quarter of 2015, “special mention” loans, which include acceptable credit quality loans which possess higher risk characteristics than satisfactory assets, increased from $19.3 million, or 0.8% of total loans, at December 31, 2014 to $50.0 million, or 1.9% of total loans, at March 31, 2015. The increase in “special mention” loans was due to downgrades of specific credits in both the commercial and commercial real estate segments of the loan portfolio. The commercial loans were downgraded due to a weakening financial condition of one guarantor of certain taxi medallion loans, while the commercial real estate loans were downgraded due to borrowers’ declining operating cash flows. The aforementioned loans are accruing and current as of March 31, 2015.

At March 31, 2015, other than the loans set forth above, the Company is not aware of any loans which present serious doubts as to the ability of its borrowers to comply with present loan repayment terms and which are expected to fall into one of the categories set forth in the tables or descriptions above.

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

We currently utilize net interest income simulation and economic value of equity (“EVE”) models to measure the potential impact to the Bank of future changes in interest rates. As of March 31, 2015 and December 31, 2014 the results of the models were within guidelines prescribed by our Board of Directors. If model results were to fall outside prescribed ranges, action, including additional monitoring and reporting to the Board, would be required by the ALCO and Bank’s management.

The net interest income simulation model attempts to measure the change in net interest income over the next one-year period, and over the next three-year period on a cumulative basis, assuming certain changes in the general level of interest rates.

In our model, which was run as of March 31, 2015, we estimated that, over the next one-year period, a 200 basis-point increase in the general level of interest rates will increase our net interest income by 0.23%, while a 100 basis-point decrease in interest rates would decrease net interest income by 3.06%.   As of December 31, 2014, we estimated that, over the next one-year period, a 200 basis-point increase in the general level of interest rates would increase our net interest income by 0.29%, while a 100 basis-point decrease in the general level of interest rates would decrease our net interest income by 3.41%.

In our model, which was run as of March 31, 2015, we estimated that, over the next three years on a cumulative basis, a 200 basis-point increase in the general level of interest rates will increase our net interest income by 2.40%, while a 100 basis-point decrease in interest rates will decrease net interest income by 5.79%.   As of December 31, 2014, we estimated that, over the next three years on a cumulative basis, a 200 basis-point increase in the general level of interest rates will increase our net interest income by 2.76%, while a 100 basis-point decrease in interest rates will decrease net interest income by 6.54%.

An EVE analysis is also used to dynamically model the present value of asset and liability cash flows with rate shocks of up 200 basis points and down 100 basis points. The economic value of equity is likely to be different as interest rates change. Our EVE as of March 31, 2015, would decline by 14.54% with a rate shock of up 200 basis points, and increase by 13.18% with a rate shock of down 100 basis points.  Our EVE as of December 31, 2014, would decline by 15.02% with a rate shock of up 200 basis points, and increase by 13.65% with a rate shock of down 100 basis points.

The following table reflects the Company’s net interest income sensitivity over a one-year period and economic value of equity sensitivity as of March 31, 2015:

Interest Rates	Estimated	Estimated change in EVE		Estimated	Estimated change in NII
(basis points)	EVE	Amount	%	NII	Amount	%
+300	$316,960	$(95,354)	(23.1)%	$114,601	$1,002	0.9%
+200	352,365	(59,949)	(14.5)	113,858	259	0.2
+100	384,231	(28,082)	(6.8)	113,413	(186)	(0.1)
0	412,313	—	—	113,599	—	—
-100	466,655	54,341	13.1	110,128	(3,472)	(3.1)

Estimates of Fair Value

The estimation of fair value is significant to a number of the Company’s assets, including loans held for sale and investment securities available-for-sale. These are all recorded at either fair value or the lower of cost or fair value. Fair values are volatile and may be influenced by a number of factors. Circumstances that could cause estimates of the fair value of certain assets and liabilities to change include a change in prepayment speeds, discount rates, or market interest rates. Fair values for most available-for-sale investment securities are based on quoted market prices. If quoted market prices are not available, fair values are based on judgments regarding future expected loss experience, current economic condition risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature, involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

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

At March 31, 2015, the amount of liquid assets remained at a level management deemed adequate to ensure that, on a short and long-term basis, contractual liabilities, depositors’ withdrawal requirements, and other operational and client credit needs could be satisfied. As of March 31, 2015, liquid assets (cash and due from banks, interest-bearing deposits with banks and unencumbered investment securities) were $380.5 million, which represented 10.9% of total assets and 12.6% of total deposits and borrowings, compared to $416.4 million at December 31, 2014, which represented 12.1% of total assets and 14.0% of total deposits and borrowings on such date.

The Bank is a member of the Federal Home Loan Bank of New York and, based on available qualified collateral as of March 31, 2015, had the ability to borrow $808.7 million. In addition, at March 31, 2015, the Bank had in place borrowing capacity of $62.0 million through correspondent banks. The Bank also has a credit facility established with the Federal Reserve Bank of New York for direct discount window borrowings with approximate capacity based on pledged collateral of $107.0 million. At March 31, 2015, the Bank had aggregate available and unused credit of $484.4 million, which represents the aforementioned facilities totaling $977.7 million net of $493.3 million in outstanding borrowings. At March 31, 2015, outstanding commitments for the Bank to extend credit were $558.1 million.

Cash and cash equivalents totaled $88.5 million on March 31, 2015, decreasing by $38.3 million or 30.2%, from $126.8 million at December 31, 2014.  Operating activities provided $9.8 million in net cash.  Investing activities used $96.4 million in net cash, primarily reflecting an increase in loans, which was offset in part by cash flow from the securities portfolio.  Financing activities provided $48.3 million in net cash, primarily reflecting a net increase of $30.0 million in borrowings and $20.4 million in deposits.

Deposits

Total deposits increased by $20.4 million, or 0.8% to $2.5 billion at March 31, 2015. Total noninterest-bearing deposits decreased $12.9 million or 2.6% from $492.5 million at December 31, 2014 to $480.0 million at March 31, 2015. Money market deposits decreased by $11.1 million from $723.5 at December 31, 2014 to $712.4 million at March 31, 2015. Time deposits increased by $71.5 million to $740.9 million at March 31, 2015, up from $669.4 million at December 31, 2014. The increase in deposits was mainly attributable to originations in listing services and other time deposits, offset by seasonal decreases in noninterest-bearing and interest-bearing demand deposits.

	March 31, 2015		December 31, 2014		Dollar Change
	Amount	%	Amount	%	2015 vs. 2014
	(dollars in thousands)
Noninterest-bearing demand	$479,652	19.2%	$492,515	19.9%	$(12,863)

Interest-bearing demand	342,261	13.7	365,550	14.8	(23,289)

Savings Deposits	220,764	8.8	224,638	9.1	(3,874)

Money market deposits	712,427	28.6	723,505	29.2	(11,078)

Time Deposits	740,907	29.7	669,399	27.0	71,508

Total deposits	$2,496,011	100.0%	$2,475,607	100.0%	$20,404

Subordinated Debentures

On December 19, 2003, Center Bancorp Statutory Trust II, a statutory business trust and wholly-owned subsidiary of the Parent Corporation issued $5.0 million of MMCapS capital securities to investors due on January 23, 2034. The trust loaned the proceeds of this offering to the Company and received in exchange $5.2 million of the Parent Corporation’s subordinated debentures. The subordinated debentures are redeemable in whole or part. The floating interest rate on the subordinated debentures is three-month LIBOR plus 2.85% and re-prices quarterly. The rate at March 31, 2015 was 3.10%.

Stockholders’ Equity

Total stockholders’ equity amounted to $456.2 million at March 31, 2015, compared to $446.2 million at December 31, 2014. The increase in total stockholders’ equity was primarily attributable to an increase in retained earnings of $8.1 million, a $0.8 million increase in other comprehensive income (primarily $0.7 million in unrealized gains on available for sale securities and $0.4 million in pension plan actuarial gains, offset by a $0.3 million in unrealized losses on cash flow hedges), and approximately $1.1 million of equity issuance related to stock-based compensation, including the exercise of options. Book value per common share was $14.90 at March 31, 2015, compared to $14.65 at December 31, 2014. Tangible book value (i.e., total stockholders’ equity less preferred stock, goodwill and other intangible assets) per common share was $9.86 at March 31, 2015, compared to $9.57 at December 31, 2014.

Tangible book value per share is a non-GAAP financial measure and represents tangible stockholders’ equity (or tangible book value) calculated on a per common share basis. The Company believes that a disclosure of tangible book value per share may be helpful for those investors who seek to evaluate the Company’s book value per share without giving effect to goodwill and other intangible assets. The following table presents a reconciliation of total book value per share to tangible book value per share as of March 31, 2015 and December 31, 2014.

	March 31,	December 31,
	2015	2014
	(in thousands, except for share data)
Stockholders’ equity	$456,194	$446,219
Less: Preferred stock	11,250	11,250
Less: Goodwill and other intangible assets	150,493	150,734
Tangible common stockholders’ equity	$294,451	$284,235

Book value per common share	$14.90	$14.65
Less: Goodwill and other intangible assets	5.04	5.08
Tangible book value per common share	$9.86	$9.57

On September 15, 2011, the Company issued $11.25 million in nonvoting senior preferred stock to the Treasury under the SBLF Program. Under the Securities Purchase Agreement, the Company issued to the Treasury a total of 11,250 shares of the Company’s Senior non-cumulative perpetual preferred stock, Series B, having a liquidation value of $1,000 per share. Simultaneously, using the proceeds from the issuance of the SBLF Preferred Stock, the Company redeemed from the Treasury, all 10,000 outstanding shares of its fixed rate cumulative perpetual preferred stock, Series A, liquidation amount $1,000 per share, for a redemption price of $10,041,667, including accrued but unpaid dividends up to the date of redemption. The investment in the SBLF program provided the Company with approximately $1.25 million in additional Tier 1 capital. The capital that the Company received under the program enabled it to continue to serve small business clients through the commercial lending program. On December 7, 2011, the Company repurchased the warrants issued on January 12, 2009 to the Treasury as part of its participation in the Treasury’s TARP Capital Purchase Program. In the repurchase, the Company paid the Treasury $245,000 for the warrants.

During the three months ended March 31, 2015, the Company had no purchases of common stock associated with its stock buyback programs. At March 31, 2015, there were 652,868 shares available for repurchase under the Company’s stock buyback programs.

Regulatory Capital and Capital Adequacy

The maintenance of a solid capital foundation is a primary goal for the Company. Accordingly, capital plans and dividend policies are monitored on an ongoing basis. The Company’s objective with respect to the capital planning process is to effectively balance the retention of capital to support future growth with the goal of providing stockholders with an attractive long-term return on their investment.

The Company and the Bank are subject to regulatory guidelines establishing minimum capital standards that involve quantitative measures of assets, and certain off-balance sheet items, as risk-adjusted assets under regulatory accounting practices.

The following is a summary of regulatory capital amounts and ratios as of March 31, 2015 for the Parent Corporation and the Bank, compared with minimum capital adequacy requirements and the regulatory requirements for classification as a well-capitalized depository institution.

	ConnectOne Bancorp, Inc.		For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Provisions
At March 31, 2015	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)

Tier 1 leverage capital	$313,471	9.45%	$132,749	4.00%	N/A	N/A
CET I risk-based ratio	297,066	9.75	132,127	4.50	N/A	N/A
Tier 1 risk-based capital	313,471	10.29	182,836	6.00	N/A	N/A
Total risk-based capital	329,614	10.82	243,782	8.00	N/A	N/A

	ConnectOne Bank		For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Provisions
At March 31, 2015	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)

Tier 1 leverage capital	$312,112	9.41%	$132,730	4.00%	$165,913	5.00%
CET I risk-based ratio	312,112	10.24	137,116	4.50	198,056	6.50%
Tier 1 risk-based capital	312,112	10.24	182,821	6.00	243,761	8.00%
Total risk-based capital	328,255	10.77	243,761	8.00	304,702	10.00%

N/A - not applicable

As of March 31, 2015, management believes that each of the Bank and the Company meet all capital adequacy requirements to which they are subject.

Basel III

The Basel Committee on Banking Supervision (the “Basel Committee”) provides a forum for regular cooperation on banking supervisory matters. Its objective is to enhance understanding of key supervisory issues and improve the quality of banking supervision worldwide. It seeks to do so by exchanging information on national supervisory issues, approaches and techniques, with a view to promoting common understanding. At times, the Basel Committee uses this common understanding to develop guidelines and supervisory standards in areas where they are considered desirable. In this regard, the Basel Committee is best known for its international standards on capital adequacy; the Core Principles for Effective Banking Supervision; and the Concordat on cross-border banking supervision.

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

On July 9, 2013, the Office of the Comptroller of the Currency approved a final rule revising regulatory capital rules applicable to national banks, implementing Basel III. This rule redefines Tier 1 capital as two components (Common Equity Tier 1 and Additional Tier 1), creates a new capital ratio (Common Equity Tier 1 Risk-based Capital Ratio) and implements a capital conservation buffer. It also revises the prompt corrective action thresholds and makes changes to risk weighs for certain assets and off-balance-sheet exposures. Banks were required to transition into the new rule beginning on January 1, 2015, although, based on the Company’s capital levels and balance sheet composition at March 31, 2015, the Company does not believe implementation of the new rule will have a material impact on the Company’s capital needs; however, due to the complexity of the rules, the Company will continue to evaluate the impact of these changes to our regulatory capital. The new rules also include a one-time opportunity to opt-out of the changes to the treatment of accumulated other comprehensive income (“AOCI”) components. By making the election to opt-out, an institution may continue to treat AOCI items in a manner consistent with risk-based capital rules in effect prior to January 1, 2015. The election, which cannot be reversed, must be made in the institution’s regulatory financial report for the period ending March 31, 2015. As of March 31, 2015, the company elected to opt-out of the treatment of AOCI within Basel III. This statement regarding the impact of the new regulations constitutes a forward-looking statement under the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from this statement as a result of various factors, including modifications to the new regulations that may be adopted prior to the effective dates of the new regulations.

Item 3. Qualitative and Quantitative Disclosures about Market Risks

Market Risk

Interest rate risk management is our primary market risk.  See “Item 2- Management’s Discussion and Analysis of Financial Condition and Results of Operation- Interest Rate Sensitivity Analysis” herein for a discussion of our management of our interest rate risk.

Item 4. Controls and Procedures

a) Disclosure controls and procedures. As of the end of the Company’s most recently completed fiscal quarter covered by this report, the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s chief executive officer and chief financial officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-15. Based upon that evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and are operating in an effective manner and that such information is accumulated and communicated to management, including the Company’s chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

b) Changes in internal controls over financial reporting : There have been no changes in the Company’s internal controls over financial reporting that occurred during the Company’s last fiscal quarter to which this report relates that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company is not subject to any legal proceedings, which could have a materially adverse impact on its results of operations and financial condition.

Item 1a. Risk Factors

In addition to the risks described under Item 1A –Risk Factors of our Annual Report on Form 10-K, investors in our securities should consider the following additional information:

Risk Related to our Mortgage Banking Operations

The Bank sells residential mortgage loans in the secondary market, primarily to Fannie Mae but also to other investors. The agreements governing these loan sales include various representations and warranties regarding the origination and characteristics of the residential mortgage loans sold as well as its servicing by the Bank. In addition, the agreements require the Bank to deliver various documents to the purchaser or its agent. Although the Bank sells residential mortgage loans on a non-recourse basis, the Bank may be obligated to repurchase sold loans where required documents are not delivered or are defective or there is a breach of a representation or warranty made by the Bank. . Investors may require the immediate repurchase of a mortgage loan when an early payment default occurs, even if the mortgage loan has subsequently been brought current. As of March 31, 2015, there were no pending repurchase requests related to representation and warranty provisions. However, we can give you no assurance that we will not be required to repurchase sold loans in the future, or that our mortgage banking operations will not expose us to potential future losses.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Mine Safety Disclosures

Not applicable

Item 5 Other Information

Not applicable

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

ConnectOne Bancorp, Inc.

(Registrant)

By:	/s/ Frank Sorrentino III	By:	/s/ William S. Burns
	Frank Sorrentino III		William S. Burns
	Chairman and Chief Executive Officer		Executive Vice President, and Chief Financial Officer

	Date: May 8, 2015		Date: May 8, 2015

