Form 10-Q
period 2015-06-30
ConnectOne Bancorp, Inc.
filed 2015-08-07
CIK 712771

UNITED STATES OF AMERICA
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_______ to ________

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, no par value:	30,064,086 shares
(Title of Class)	(Outstanding as of August 7, 2015)

Item 1. Financial Statements

ConnectOne Bancorp, inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CONDITION

(in thousands, except for share data)	June 30, 2015	December 31, 2014
	(unaudited)
ASSETS
Cash and due from banks	$41,454	$31,813
Interest-bearing deposits with banks	84,029	95,034
Cash and cash equivalents	125,483	126,847

Investment securities:
Available-for-sale	264,098	289,532
Held-to-maturity (fair value of $237,205 and $231,445)	232,557	224,682

Loans held for sale	124	—
Loans receivable	2,765,288	2,538,641
Less: Allowance for loan and lease losses	17,480	14,160
Net loans receivable	2,747,808	2,524,481

Investment in restricted stock, at cost	27,078	23,535
Bank premises and equipment, net	21,252	20,653
Accrued interest receivable	12,055	11,700
Bank-owned life insurance	53,293	52,518
Other real estate owned	1,564	1,108
Goodwill	145,909	145,909
Core deposit intangibles	4,343	4,825
Other assets	24,493	22,782
Total assets	$3,660,057	$3,448,572
LIABILITIES
Deposits:
Noninterest-bearing	$558,388	$492,515
Interest-bearing	2,010,843	1,983,092
Total deposits	2,569,231	2,475,607
Borrowings	548,758	495,553
Subordinated debentures	55,155	5,155
Other liabilities	22,931	26,038
Total liabilities	3,196,075	3,002,353

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $1,000 liquidation value per share, authorized 5,000,000 shares; issued and outstanding 11,250 shares of Series B preferred stock at June 30, 2015 and December 31, 2014; total liquidation value of $11,250 at June 30, 2015 and December 31, 2014	11,250	11,250
Common stock, no par value, authorized 50,000,000 shares; issued 32,260,653 shares at June 30, 2015 and 31,758,828 at December 31, 2014; outstanding 30,196,731 shares at June 30, 2015 and 29,694,906 at December 31, 2014	374,287	374,287
Additional paid-in capital	8,120	6,015
Retained earnings	88,772	72,398
Treasury stock, at cost (2,063,922 common shares at June 30, 2015 and December 31, 2014)	(16,717)	(16,717)
Accumulated other comprehensive loss	(1,730)	(1,014)
Total stockholders’ equity	463,982	446,219
Total liabilities and stockholders’ equity	$3,660,057	$3,448,572

See accompanying notes to unaudited consolidated financial statements.

ConnectOne Bancorp, inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except for share and per share data)	2015	2014	2015	2014

Interest income
Interest and fees on loans	$30,217	$10,461	$59,531	$20,572
Interest and dividends on investment securities:
Taxable	2,760	2,909	5,671	5,925
Tax-exempt	883	895	1,765	1,951
Dividends	280	136	500	290
Interest on federal funds sold and other short-term investments	41	—	84	—
Total interest income	34,181	14,401	67,551	28,738
Interest expense
Deposits	3,301	1,301	6,325	2,617
Borrowings	2,202	1,432	4,256	2,843
Total interest expense	5,503	2,733	10,581	5,460
Net interest income	28,678	11,668	56,970	23,278
Provision for loan and lease losses	1,550	284	3,375	909
Net interest income after provision for loan and lease losses	27,128	11,384	53,595	22,369
Noninterest income
Annuities and insurance commissions	46	105	133	205
Bank-owned life insurance	388	256	774	511
Net gains on sale of loans held for sale	99	43	213	79
Deposit, loan and other income	458	746	921	1,461
Insurance recovery	2,224	—	2,224	—
Net gains on sales of investment securities	221	574	726	1,989
Total noninterest income	3,436	1,724	4,991	4,245
Noninterest expenses
Salaries and employee benefits	6,948	3,184	13,575	6,519
Occupancy and equipment	1,788	816	3,869	1,896
FDIC insurance	440	288	1,000	588
Professional and consulting	715	306	1,209	561
Marketing and advertising	193	27	387	67
Data processing	829	373	1,729	718
Merger-related expenses	—	729	—	1,789
Loss on extinguishment of debt	2,397	—	2,397	—
Amortization of core deposit intangible	241	—	483	—
Other expenses	1,423	1,021	2,955	2,105
Total noninterest expenses	14,974	6,744	27,604	14,240
Income before income tax expense	15,590	6,364	30,982	12,374
Income tax expense	5,069	1,986	10,081	3,598
Net income	10,521	4,378	20,901	8,776
Less: Preferred stock dividends	28	28	56	56
Net income available to common stockholders	$10,493	$4,350	$20,845	$8,720
Earnings per common share:
Basic	$0.35	$0.27	$0.70	$0.53
Diluted	$0.35	$0.26	$0.69	$0.53
Weighted average common shares outstanding:
Basic	29,868,247	16,372,885	29,812,521	16,361,596
Diluted	30,231,480	16,430,376	30,203,682	16,422,339
Dividend per common share	$0.075	$0.075	$0.15	$0.15

See accompanying notes to unaudited consolidated financial statements.

ConnectOne Bancorp, inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2015	2014	2015	2014
Net income	$10,521	$4,378	$20,901	$8,776
Other comprehensive (loss) income, net of tax:
Unrealized gains and losses on securities available-for-sale:
Unrealized holding (losses) gains on available-for-sale securities	(2,811)	3,311	(1,304)	6,827
Tax effect	1,119	(1,276)	524	(2,466)
Net of tax amount	(1,692)	2,035	(780)	4,361
Reclassification adjustment for realized gains arising during this period	(221)	(574)	(726)	(1,989)
Tax effect	90	179	297	559
Net of tax amount	(131)	(395)	(429)	(1,430)
Amortization of unrealized holding losses on securities transferred from available-for-sale to held-to-maturity	63	54	128	99
Tax effect	(27)	(23)	(52)	(43)
Net of tax amount	36	31	76	56
Unrealized gains (losses) on cash flow hedges	236	—	(298)	—
Tax effect	(96)	—	122	—
Net of tax amount	140	—	(176)	—
Pension plan:
Actuarial gains	261	—	1,003	1,281
Tax effect	(107)	—	(410)	(523)
Net of tax amount	154	—	593	758
Total other comprehensive (loss) income	(1,493)	1,671	(716)	3,745
Total comprehensive income	$9,028	$6,049	$20,185	$12,521

See accompanying notes to unaudited consolidated financial statements.

ConnectOne Bancorp, inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(unaudited)

(dollars in thousands, except for per share data)	Preferred Stock	Common Stock	Additional Paid In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance as of January 1, 2014	$11,250	$110,056	$4,986	$61,914	$(17,078)	$(2,544)	$168,584
Net income	—	—	—	18,565	—	—	18,565
Other comprehensive income, net of tax	—	—	—	—	—	1,530	1,530
Dividend on series B preferred stock	—	—	—	(112)	—	—	(112)
Issuance cost of common stock	—	—	—	(7)	—	—	(7)
Cash dividends declared on common stock ($0.300 per share)	—	—	—	(7,962)	—	—	(7,962)
Exercise of 100,911 stock options	—	—	806	—	361	—	1,167
Stock issued (13,221,152 shares) and options acquired (783,732 shares) in acquisition of Legacy ConnectOne	—	264,231	—	—	—	—	264,231
Stock-based compensation expense	—	—	223	—	—	—	223
Balance as of December 31, 2014	11,250	374,287	6,015	72,398	(16,717)	(1,014)	446,219
Net income	—	—	—	20,901	—	—	20,901
Other comprehensive loss, net of tax	—	—	—	—	—	(716)	(716)
Dividend on series B preferred stock	—	—	—	(56)	—	—	(56)
Cash dividends declared on common stock ($0.15 per share)	—	—	—	(4,471)	—	—	(4,471)
Exercise of stock options (339,334 shares)	—	—	1,379	—	—	—	1,379
Restricted stock and performance units grants (162,491 shares)	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	726	—	—	—	726
Balance as of June 30, 2015	$11,250	$374,287	$8,120	$88,772	$(16,717)	$(1,730)	$463,982

See accompanying notes to unaudited consolidated financial statements.

ConnectOne Bancorp, inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

(in thousands)	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net income	$20,901	$8,776
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of premiums and accretion of discounts on investment securities, net	1,136	941
Depreciation and amortization	1,616	428
Provision for loan losses	3,375	909
Stock-based compensation	726	34
Gains on sales of investment securities, net	(726)	(1,989)
Net loss on sale of other real estate owned	112	—
Loans originated for resale	(13,602)	(2,821)
Proceeds from sale of loans held for sale	13,691	2,417
Gains on sale of loans held for sale	(213)	(79)
(Increase) decrease in accrued interest receivable	(355)	388
Increase in cash surrender value of bank-owned life insurance	(774)	(511)
(Increase) decrease in other assets	(2,010)	2,545
Decrease in other liabilities	(1,600)	(645)
Net cash provided by operating activities	22,277	10,393
Cash flows from investing activities:
Investment securities available-for-sale:
Purchases	(10,909)	(10,487)
Sales	12,271	66,738
Maturities, calls and principal repayments	22,074	14,486
Investment securities held-to-maturity:
Purchases	(14,497)	(8,310)
Maturities and principal repayments	6,308	5,068
Net purchases of restricted investment in bank stocks	(3,543)	(2,303)
Net increase in loans	(227,396)	(45,730)
Purchases of premises and equipment	(1,733)	(747)
Proceeds from sale of other real estate owned	126	—
Net cash (used in) provided by investing activities	(217,299)	18,715
Cash flows from financing activities:
Net increase (decrease) in deposits	93,624	(67,385)
Increase in subordinated debt	50,000	—
Advances in FHLB borrowings	500,000	50,000
Repayments of FHLB borrowings	(430,795)	—
Net decrease in repurchase agreements	(16,000)	—
Cash dividends on preferred stock	(56)	(56)
Cash dividends paid on common stock	(4,494)	(2,456)
Issuance cost of common stock	—	(7)
Tax benefit from options exercised	—	241
Proceeds from exercise of stock options	1,379	480
Net cash provided (used in) by financing activities	193,658	(19,183)
Net change in cash and cash equivalents	(1,364)	9,925
Cash and cash equivalents at beginning of period	126,847	82,692

Cash and cash equivalents at end of period	$125,483	$992,617
Supplemental disclosures of cash flow information:
Cash payments for:
Interest paid on deposits and borrowings	$10,149	$5,425
Income taxes	12,545	2,553
Supplemental disclosures of non-cash investing activities:
Transfer of loans to other real estate owned	$694	$—
Dividends declared, not paid	23	1,063

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

The following unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and, accordingly, do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2015, or for any other interim period. The Company’s 2014 Annual Report on Form 10-K, should be read in conjunction with these financial statements.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 2. Business Combinations – (continued)

Except for collateral dependent loans with deteriorated credit quality, the fair values for loans acquired from Legacy ConnectOne were estimated using cash flow projections based on the remaining maturity and repricing terms. Cash flows were adjusted by estimated future credit losses and the rate of prepayments. Projected monthly cash flows were then discounted to present value using a risk-adjusted market rate for similar loans. For collateral dependent loans with deteriorated credit quality, fair value was estimated by analyzing the value of the underlying collateral, assuming the fair values of the loans were derived from the eventual sale of the collateral. These values were discounted using marked derived rates of returns, with consideration given to the period of time and costs associated with the foreclosure and disposition of the collateral. There was no carryover of Legacy ConnectOne allowance for loan and lease losses associated with the loans that were acquired, as the loans were initially recorded at fair value on the date of the Merger.

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

Direct acquisition and integration costs of the Merger were expensed as incurred and totaled $12.4 million for the full year 2014. These items were recorded as merger-related expenses on the statement of operations.

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

Earnings per common share have been computed as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2015	2014	2015	2014
Net income	$10,521	$4,378	$20,901	$8,776
Less: preferred stock dividends	(28)	(28)	(56)	(56)
Net income available to common stockholders	$10,493	$4,350	20,845	8,720
Basic weighted average common shares outstanding	29,868	16,373	29,813	16,362
Plus: effect of dilutive options and awards	363	57	391	60
Diluted weighted average common shares outstanding	30,231	16,430	30,204	16,422
Earnings per common share:
Basic	$0.35	$0.27	$0.70	$0.53
Diluted	$0.35	$0.26	$0.69	$0.53

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 4. Investment Securities

The Company’s investment securities are classified as available-for-sale and held-to-maturity at June 30, 2015 and December 31, 2014. Investment securities available-for-sale are reported at fair value with unrealized gains or losses included in equity, net of tax. Accordingly, the carrying value of such securities reflects their fair value as of June 31, 2015. Fair value is based upon either quoted market prices, or in certain cases where there is limited activity in the market for a particular instrument, assumptions are made to determine their fair value. See Note 7 of the Notes to Consolidated Financial Statements for a further discussion.

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

The following tables present information related to the Company’s investment securities at June 30, 2015 and December 31, 2014.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	June 30, 2015
	(in thousands)
Investment securities available-for-sale:
Federal agency obligations	$30,713	$304	$(45)	$30,972
Residential mortgage pass-through securities	53,624	1,181	(71)	54,734
Commercial mortgage pass-through securities	3,012	11	—	3,023
Obligations of U.S. states and political subdivisions	8,194	164	—	8,358
Trust preferred securities	16,087	456	(237)	16,306
Corporate bonds and notes	105,518	4,386	(66)	109,838
Asset-backed securities	24,592	103	(13)	24,682
Certificates of deposit	2,096	27	(8)	2,115
Equity securities	376	—	(49)	327
Other securities	13,845	18	(120)	13,743
Total	$258,057	$6,650	$(609)	$264,098
Investment securities held-to-maturity:
U.S. Treasury and agency securities	$28,367	$649	$—	$29,016
Federal agency obligations	35,146	368	(140)	35,374
Residential mortgage-backed securities	4,751	2	(28)	4,725
Commercial mortgage-backed securities	4,188	56	(1)	4,243
Obligations of U.S. states and political subdivisions	119,130	3,466	(277)	122,319
Corporate bonds and notes	40,975	684	(131)	41,528
Total	$232,557	$5,225	$(577)	$237,205

Total investment securities	$490,614	$11,875	$(1,186)	$501,303

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 4. Investment Securities – (continued)

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	December 31, 2014
	(in thousands)
Investment securities available-for-sale:
Federal agency obligations	$32,650	$217	$(50)	$32,817
Residential mortgage pass-through securities	58,836	1,531	(11)	60,356
Commercial mortgage pass-through securities	3,042	4	—	3,046
Obligations of U.S. states and political subdivisions	8,201	205	—	8,406
Trust preferred securities	16,086	489	(269)	16,306
Corporate bonds and notes	119,838	5,950	(11)	125,777
Asset-backed securities	27,393	140	(31)	27,502
Certificates of deposit	2,098	27	(2)	2,123
Equity securities	376	—	(69)	307
Other securities	12,941	33	(82)	12,892
Total	$281,461	$8,596	$(525)	$289,532
Investment securities held-to-maturity:
U.S. Treasury and agency securities	$28,264	$920	$—	$29,184
Federal agency obligations	27,103	322	(28)	27,397
Residential mortgage-backed securities	5,955	28	—	5,983
Commercial mortgage-backed securities	4,266	50	—	4,316
Obligations of U.S. states and political subdivisions	120,144	4,512	(60)	124,596
Corporate bonds and notes	38,950	1,026	(7)	39,969
Total	$224,682	$6,858	$(95)	$231,445

Total investment securities	$506,143	$15,454	$(620)	$520,977

The following table presents information for investment securities at June 30, 2015, based on scheduled maturities. Actual maturities can be expected to differ from scheduled maturities due to prepayment or early call options of the issuer.

	June 30, 2015
	Amortized Cost	Fair Value
	(in thousands)
Investment securities available-for-sale:
Due in one year or less	$21,828	$22,070
Due after one year through five years	34,670	36,039
Due after five years through ten years	77,279	80,288
Due after ten years	53,423	53,874
Residential mortgage pass-through securities	53,624	54,734
Commercial mortgage pass-through securities	3,012	3,023
Equity securities	376	327
Other securities	13,845	13,743
Total	$258,057	$264,098
Investment securities held-to-maturity:
Due in one year or less	$4,982	$4,983
Due after one year through five years	11,202	11,354
Due after five years through ten years	73,367	74,931
Due after ten years	134,067	136,969
Residential mortgage-backed securities	4,751	4,725
Commercial mortgage-backed securities	4,188	4,243
Total	$232,557	$237,205
Total investment securities	$490,614	$501,296

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 4. Investment Securities – (continued)

Gross gains and losses from the sales, calls and maturities of investment securities for the three-month and six-month periods ended June 30, 2015 and 2014 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2015	2014	2015	2014
Proceeds	$2,734	16,127	12,271	66,738
Gross gains on sales of investment securities	221	$579	$726	$2,011
Gross losses on sales of investment securities	—	(5)	—	(22)
Net gains on sales of investment securities	$221	$574	$726	$1,989
Less: tax provision on net gains	90	179	297	559
Total	131	395	429	1,430

The Company performs regular analysis on the available-for-sale securities portfolio to determine whether a decline in fair value indicates that an investment is other-than-temporarily impaired in accordance with FASB ASC 320-10. FASB ASC 320-10 requires companies to record other-than-temporary impairment (“OTTI”) charges, through earnings, if they have the intent to sell, or more likely than not will be required to sell, an impaired debt security before recovery of its amortized cost basis. If the Company intends to sell or it is more likely than not it will be required to sell the security before recovery of its amortized cost basis, less any current period credit loss, the OTTI is recognized in earnings equal to the entire difference between the investment’s amortized cost basis and its estimated fair value at the balance sheet date. If the Company does not intend to sell the security and it is more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis less any current period loss, and as such, it determines that a decline in fair value is other than temporary, the OTTI is separated into the amount representing the credit loss and the amount related to all other factors. The amount of the OTTI related to the credit loss is determined based on the present value of cash flows expected to be collected and is recognized in earnings. The amount of the total OTTI related to other factors is recognized in other comprehensive income, net of applicable taxes. The previous amortized cost basis less the OTTI recognized in earnings becomes the new amortized cost basis of the investment.

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

The following table presents detailed information for each single issuer trust preferred security held by the Company at June 30, 2015, of which all but one has at least one rating below investment grade (in thousands):

Issuer	Amortized Cost	Fair Value	Gross Unrealized Gain (Loss)	Lowest Credit Rating Assigned
Countrywide Capital IV	$1,771	$1,804	$33	BB
Countrywide Capital V	2,747	2,831	84	BB
Countrywide Capital V	250	258	8	BB
Nationsbank Cap Trust III	1,576	1,339	(237)	BB
Morgan Stanley Cap Trust IV	2,500	2,544	44	BB
Morgan Stanley Cap Trust IV	1,743	1,779	36	BB
Goldman Sachs	1,000	1,161	161	BB
Stifel Financial	4,500	4,590	90	BBB-
Total	$16,087	$16,306	$219

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 4. Investment Securities – (continued)

Temporarily Impaired Investments

The Company does not believe that the unrealized losses, for all securities, which were comprised of 85 and 54 investment securities as of June 30, 2015 and December 31, 2014, respectively, represent an other-than-temporary impairment. The gross unrealized losses associated with U.S. Treasury and agency securities, federal agency obligations, mortgage-backed securities, corporate bonds, tax-exempt securities, asset-backed securities, trust preferred securities, mutual funds and equity securities are not considered to be other than temporary because these unrealized losses are related to changes in interest rates and do not affect the expected cash flows of the underlying collateral or issuer.

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

The Company evaluates all securities with unrealized losses quarterly to determine whether the loss is other than temporary. Unrealized losses in the corporate debt securities category consist primarily of senior unsecured corporate debt securities issued by large financial institutions, insurance companies and other corporate issuers. Single issuer corporate trust preferred securities are also included, and in the case of one holding the market valuation loss is largely based upon the floating rate coupon and corresponding market valuation. Neither that trust preferred issuer, nor any other corporate issuers, have defaulted on interest payments. The unrealized loss in equity securities consists of losses on other bank equities. The decline in fair value is due in large part to the lack of an active trading market for these securities, changes in market credit spreads and rating agency downgrades. Management concluded that these securities were not other-than-temporarily impaired at June 30, 2015.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 4. Investment Securities – (continued)

The following tables indicate gross unrealized losses not recognized in income and fair value, aggregated by investment category and the length of time individual securities have been in a continuous unrealized loss position at June 30, 2015 and December 31, 2014:

	June 30, 2015
	Total		Less than 12 Months		12 Months or Longer
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
Investment securities available-for-sale:

Federal agency obligation	$6,020	$(45)	$5,738	$(43)	$282	$(2)
Residential mortgage pass-through securities	14,130	(71)	13,997	(71)	133	—
Trust preferred securities	1,339	(237)	—	—	1,339	(237)
Corporate bonds and notes	7,915	(66)	7,915	(66)	—	—
Asset-backed securities	6,165	(13)	6,165	(13)	—	—
Certificates of deposit	214	(8)	214	(8)	—	—
Equity securities	327	(49)	—	—	327	(49)
Other securities	5,380	(120)	—	—	5,380	(120)
Total	$41,490	$(609)	$34,029	$(201)	$7,461	$(408)

Investment securities held-to-maturity:
Federal agency obligation	$9,640	$(140)	$9,640	$(140)	$—	$—
Residential mortgage pass-through securities	3,224	(28)	3,224	(28)	—	—
Commercial mortgage-backed securities	1,364	(1)	1,364	(1)	—	—
Obligations of U.S. states and political subdivisions	22,791	(277)	22,791	(277)	—	—
Corporate bonds and notes	5,545	(131)	5,545	(131)	—	—
Total	$42,564	$(577)	$42,564	$(577)	$—	$—

Total temporarily impaired securities	$84,054	$(1,186)	$76,593	$(778)	$7,461	$(408)

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

Investment securities having a carrying value of approximately $192.6 million and $224.7 million at June 30, 2015 and December 31, 2014, respectively, were pledged to secure public deposits, borrowings, Federal Reserve Discount Window, and Federal Home Loan Bank advances and for other purposes required or permitted by law.

As of June 30, 2015 and December 31, 2014, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

Note 5. Derivatives

The Company utilizes interest rate swap agreements as part of its asset liability management strategy to help manage its interest rate risk position. The notional amount of the interest rate swap does not represent amounts exchanged by the parties. The amount exchanged is determined by reference to the notional amount and the other terms of the individual interest rate swap agreements.

Interest rate swaps were entered into on October 15, 2014 and December 30, 2014, each with a respective notional amount of $25.0 million and were designated as a cash flow hedge of a Federal Home Loan Bank advance. The swaps were determined to be fully effective during the period presented and therefore no amount of ineffectiveness has been included in net income while the aggregate fair value of the swaps is recorded in other assets (liabilities) with changes in fair value recorded in other comprehensive income (loss). The amount included in accumulated other comprehensive income (loss) would be reclassified to current earnings should the hedges no longer be considered effective. The Company expects the hedges to remain fully effective during the remaining term of the swaps.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 5. Derivatives – (continued)

Summary information about the interest rate swaps designated as cash flow hedges as of June 30, 2015 and 2014 and December 31, 2014 is presented in the following table.

(dollars in thousands)	June 30, 2015	December 31, 2014	June 30, 2014
Notional amount	$50,000	$50,000	$—
Weighted average pay rates	1.58%	1.58%	—%
Weighted average receive rates	0.26%	0.24%	—%
Weighted average maturity	3.9 years	4.4 years	—
Fair value	$(250)	$48	$—

Interest expense recorded on these swap transactions totaled approximately $165,000 and $331,000 for the three and six months ended June 31, 2015, respectively. There were no related expenses during the six months ended June 30, 2014.

Cash Flow Hedge

The following table presents the net gains (losses), recorded in other comprehensive income and the Consolidated Statements of Income relating to the cash flow derivative instruments for the six months ended June 30, 2015:

	2015
(in thousands)	Amount of loss recognized in OCI (Effective Portion)	Amount of loss reclassified from OCI to interest income	Amount of loss recognized in other Non-interest income (Ineffective Portion)
Interest rate contracts	$(298)	$—	$—

There were no net gains (losses) recorded in accumulated other comprehensive income or in the Consolidated Statement of Income relating to cash flow derivative instruments for the six months ended June 30, 2014.

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

The policy of the Company is to generally grant commercial, residential and consumer loans to residents and businesses within its market area. The borrowers’ abilities to repay their obligations are dependent upon various factors including the borrowers’ income and net worth, cash flows generated by the borrowers’ underlying collateral, value of the underlying collateral, and priority of the lender’s lien on the property. Such factors are dependent upon various economic conditions and individual circumstances beyond the control of the Company. The Company is therefore subject to risk of loss. The Company believes its lending policies and procedures adequately minimize the potential exposure to such risks and that adequate provisions for loan and lease losses are provided for all known and inherent risks. Collateral and/or personal guarantees are required for a large majority of the Company’s loans.

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

Composition of Loan Portfolio

The following table sets forth the composition of the Company’s loan portfolio, including net deferred loan fees, at June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014
	(in thousands)
Commercial	$568,969	$499,816
Commercial real estate	1,751,391	1,634,510
Commercial construction	220,267	167,359
Residential real estate	224,134	234,967
Consumer	2,454	2,879
Gross loans	2,767,215	2,539,531
Net deferred loan fees	(1,927)	(890)
Total loans receivable	$2,765,288	$2,538,641

At June 30, 2015 and December 31, 2014, loan balances of approximately $1.4 billion and $1.0 billion, respectively, were pledged to secure borrowings from the Federal Home Loan Bank of New York.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 6. Loans and the Allowance for Loan and Lease Losses – (continued)

Purchased Credit-Impaired Loans

The Company holds purchased loans for which there was, at their acquisition date, evidence of deterioration of credit quality since their origination and it was probable, at acquisition, that all contractually required payments would not be collected.  The carrying amount of those loans is as follows at June 30, 2015 and December 31, 2014.

	June 30, 2015	December 31, 2014
	(in thousands)
Commercial	$7,120	$7,199
Commercial real estate	1,803	1,816
Residential real estate	317	806
Total carrying amount	$9,240	$9,821

For those purchased loans disclosed above, the Company did not increase the allowance for loan and lease losses for the six months ended June 30, 2015.

The accretable yield, or income expected to be collected, on the purchased loans disclosed above for the six months ended June 30, 2015 is as follows (in thousands):

June 30,
2015
Balance at December 31, 2014	$4,805
New loans purchased	—
Accretion of income	(127)
Reclassifications from nonaccretable difference	—
Disposals	—
Balance at June 30, 2015	$4,678

The following table presents information about the recorded investment in loan receivables on nonaccrual status by segment at June 30, 2015 and December 31, 2014:

Loans Receivable on Nonaccrual Status
	June 30, 2015	December 31, 2014
	(in thousands)
Commercial	$5,070	$616
Commercial real estate	3,903	8,197
Residential real estate	3,172	2,796
Total loans receivable on nonaccrual status	$12,145	$11,609

Nonaccrual loans and loans past due 90 days still on accrual include both smaller balance homogenous loans that are collectively evaluated for impairment and individually classified impaired loans.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 6. Loans and the Allowance for Loan and Lease Losses – (continued)

The Company continuously monitors the credit quality of its loans receivable. In addition to its internal staff, the Company utilizes the services of a third party loan review firm to rate the credit quality of its loans receivable. Credit quality is monitored by reviewing certain credit quality indicators. Assets classified “Pass” are deemed to possess average to superior credit quality, requiring no more than normal attention. Assets classified as “Special Mention” have generally acceptable credit quality yet possess higher risk characteristics/circumstances than satisfactory assets. Such conditions include strained liquidity, slow pay, stale financial statements, or other conditions that require more stringent attention from the lending staff. These conditions, if not corrected, may weaken the loan quality or inadequately protect the Company’s credit position at some future date. Assets are classified “Substandard” if the asset has a well-defined weakness that requires management’s attention to a greater degree than for loans classified special mention. Such weakness, if left uncorrected, could possibly result in the compromised ability of the loan to perform to contractual requirements. An asset is classified as “Doubtful” if it is inadequately protected by the net worth and/or paying capacity of the obligor or of the collateral, if any, that secures the obligation. Assets classified as doubtful include assets for which there is a “distinct possibility” that a degree of loss will occur if the inadequacies are not corrected. The following table presents information, excluding net deferred loan fees, about the Company’s loan credit quality at June 30, 2015 and December 31, 2014:

	June 30, 2015
	Pass	Special Mention	Substandard	Doubtful	Total
	(in thousands)
Commercial	$533,287	$22,608	$12,810	$264	$568,969
Commercial real estate	1,707,191	21,488	22,712	—	1,751,391
Commercial construction	218,788	—	1,479	—	220,267
Residential real estate	220,376	—	3,758	—	224,134
Consumer	2,362	—	92	—	2,454

Total loans	$2,682,004	$44,096	$40,851	$264	$2,767,215

	December 31, 2014
	Pass	Special Mention	Substandard	Doubtful	Total
	(in thousands)
Commercial	$481,638	$3,686	$14,203	$289	$499,816
Commercial real estate	1,596,606	14,140	23,764	—	1,634,510
Commercial construction	165,880	1,479	—	—	167,359
Residential real estate	230,772	—	4,195	—	234,967
Consumer	2,778	—	101	—	2,879

Total loans	$2,477,674	$19,305	$42,263	$289	$2,539,531

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 6. Loans and the Allowance for Loan and Lease Losses – (continued)

The following table provides an analysis of the impaired loans, by loan segment, at June 30, 2015 and December 31, 2014:

	June 30, 2015
	Recorded Investment	Unpaid Principal Balance	Related Allowance
No related allowance recorded	(in thousands)
Commercial	$713	$741
Commercial real estate	3,857	4,222
Residential real estate	3,446	3,849
Consumer	100	92
Total	$8,116	$8,904

With an allowance recorded
Commercial	$4,357	$4,365	$642
Commercial real estate	1,492	1,435	249
Total	$5,849	$5,800	$891

Total
Commercial	$5,070	$5,106	$642
Commercial real estate	5,349	5,657	249
Residential real estate	3,446	3,849	—
Consumer	100	92	—
Total	$13,965	$14,704	$891

	December 31, 2014
	Recorded Investment	Unpaid Principal Balance	Related Allowance
No related allowance recorded	(in thousands)
Commercial	$481	$527
Commercial real estate	5,890	6,587
Residential real estate	3,072	3,407
Consumer	109	101
Total	$9,552	$10,622

With an allowance recorded
Commercial	$387	$390	$111
Commercial real estate	3,520	3,520	151
Total	$3,907	$3,910	$262

Total
Commercial	$868	$917	$111
Commercial real estate	9,410	10,107	151
Residential real estate	3,072	3,407	—
Consumer	109	101	—
Total	$13,459	$14,532	$262

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 6. Loans and the Allowance for Loan and Lease Losses – (continued)

The following table provides an analysis related to the average recorded investment and interest income recognized on impaired loans by segment as of and for the three and six months ended June 30, 2015 and 2014 (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2015		2014		2015		2014
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized

Impaired loans with no related allowance recorded:

Commercial	$722	$—	$1,357	$16	$713	$—	$1,370	$30
Commercial real estate	3,898	13	3,112	42	3,935	32	3,123	43
Residential real estate	3,481	2	2,229	24	3,512	4	2,280	31
Consumer	102	2	113	1	105	2	115	3
Total	$8,203	17	$6,811	83	$8,265	$38	$6,888	$107

Impaired loans with an allowance recorded:

Commercial	$1,559	$—	$—	$—	$1,569	$—	$—	$—
Commercial real estate	4,298	—	3,600	43	4,268	—	3,600	85
Total	$5,857	$—	$3,600	$43	$5,837	$—	$3,600	$85

Total impaired loans:

Commercial	$2,281	$—	$1,357	$16	$2,282	$—	$1,370	$30
Commercial real estate	8,196	13	6,712	85	8,202	32	6,723	128
Residential mortgage	3,481	2	2,229	24	3,512	4	2,280	31
Consumer	102	2	113	1	105	2	115	3
Total	$14,060	$17	$10,411	$126	14,101	$38	$$10,488	$192

Included in impaired loans at June 30, 2015, December 31, 2014 and June 30, 2014 are loans that are deemed troubled debt restructurings. The recorded investment in loans include accrued interest receivable and other capitalized costs such as real estate taxes paid on behalf of the borrower and loan origination fees, net, when applicable. Cash basis interest and interest income recognized on accrual basis approximate each other.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 6. Loans and the Allowance for Loan and Lease Losses – (continued)

The following table provides an analysis of the aging of the recorded investment of loans, excluding net deferred loan fees that are past due at June 30, 2015 and December 31, 2014 by segment:

Aging Analysis
	June 30, 2015
	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans Receivable	Loans Receivable 90 Days or Greater Past Due and Accruing
	(in thousands)
Commercial	$500	$497	$4,812	$5,809	$563,160	$568,969	$—
Commercial real estate	1,298	1,647	3,478	6,423	1,744,968	1,751,391	—
Commercial construction	—	—	—	—	220,267	220,267	—
Residential real estate	597	1,999	2,298	4,894	219,240	224,134	—
Consumer	—	—	—	—	2,454	2,454
Total	$2,395	$4,143	$10,588	$17,126	$2,750,089	$2,767,215	$—

Aging Analysis
	December 31, 2014
	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans Receivable	Loans Receivable 90 Days or Greater Past Due and Accruing
	(in thousands)
Commercial	$6,060	$—	$662	$6,722	$493,094	$499,816	$45
Commercial real estate	4,937	638	5,961	11,535	1,622,975	1,634,510	609
Commercial construction	—	—	—	—	167,359	167,359	—
Residential real estate	1,821	210	3,200	5,231	229,736	234,967	557
Consumer	30	1	—	31	2,848	2,879	—
Total	$12,848	$849	$9,823	$23,519	$2,516,012	$2,539,531	$1,211

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 6. Loans and the Allowance for Loan and Lease Losses – (continued)

The following table details, at the period presented, the amount of loans receivable that are evaluated individually, and collectively, for impairment (excluding net deferred loan fees), acquired, and the related portion of the allowance for loan and lease losses that are allocated to each loan portfolio segment:

	June 30, 2015
	Commercial	Commercial real estate	Commercial construction	Residential real estate	Consumer	Unallocated	Total
	(in thousands)
Allowance for loan and lease losses
Individually evaluated for impairment	$642	$249	$—	$—	$—	$—	$891
Collectively evaluated for impairment	3,991	8,946	1,945	1,161	7	539	16,589
Acquired with deteriorated credit quality	—	—	—	—	—	—	—
Total	$4,633	$9,195	$1,945	$1,161	$7	$539	$17,480

Loans receivable
Individually evaluated for impairment	$5,070	$5,349	$—	$3,446	$100	$—	$13,965
Collectively evaluated for impairment	556,779	1,744,239	220,267	220,371	2,354	—	2,744,010
Acquired with deteriorated credit quality	7,120	1,803	—	317	—	—	9,240
Total	$568,969	$1,751,391	$220,267	$224,134	$2,454	$—	$2,767,215

The table above includes approximately $1.1 billion of acquired loans for the period ended June 30, 2015 reported as collectively evaluated for impairment.

The following table, at the period presented, details the amount of loans that are evaluated individually, and collectively, for impairment (excluding net deferred loan fees), acquired, and the related portion of the allowance for loan and lease losses that are allocated to each loan portfolio segment:

	December 31, 2014
	Commercial	Commercial real estate	Commercial construction	Residential real estate	Consumer	Unallocated	Total
	(in thousands)
Allowance for loan and lease losses
Individually evaluated for impairment	$111	$151	$—	$—	$—	$—	$262
Collectively evaluated for impairment	2,972	7,648	1,239	1,113	7	919	13,898
Acquired with deteriorated credit quality	—	—	—	—	—	—	—
Total	$3,083	$7,799	$1,239	$1,113	$7	$919	$14,160

Loans receivable
Individually evaluated for impairment	$868	$9,410	$—	$3,072	$109	$—	$13,459
Collectively evaluated for impairment	491,749	1,623,384	167,359	231,809	2,770	—	2,516,251
Acquired with deteriorated credit quality	7,199	1,816	—	806	—	—	9,821
Total	$499,816	$1,634,510	$167,359	$234,967	$2,879	$—	$2,539,531

The tables above includes approximately $1.2 billion of acquired loans for the period ended December 31, 2014 reported as collectively evaluated for impairment.

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

A summary of the activity in the allowance for loan and lease losses is as follows:

	Three Months Ended June 30, 2015
	Commercial	Commercial real estate	Commercial construction	Residential real estate	Consumer	Unallocated	Total
	(in thousands)
Balance at March 31, 2015	$3,927	$8,846	$1,518	$981	$4	$657	$15,933

Charge-offs	(55)	(278)	—	—	(1)	—	(334)

Recoveries	3	327	—	—	1	—	331

Provision	758	300	427	180	3	(118)	1,550

Balance at June 30, 2015	$4,633	$9,195	$1,945	$1,161	$7	$539	$17,480

	Three Months Ended June 30, 2014
	Commercial	Commercial real estate	Commercial construction	Residential real estate	Consumer	Unallocated	Total
	(in thousands)
Balance at March 31, 2014	$2,225	$5,384	$434	$1,004	$79	$1,507	$10,633

Charge-offs	—	—	—	(90)	(4)	—	(94)

Recoveries	—	—	—	1	1	—	2

Provision	(83)	357	70	96	(13)	(143)	284

Balance at June 30, 2014	$2,142	$5,741	$504	$1,011	$63	$1,364	$10,825

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 6. Loans and the Allowance for Loan and Lease Losses – (continued)

	Six Months Ended June 30, 2015
	Commercial	Commercial real estate	Commercial construction	Residential real estate	Consumer	Unallocated	Total
	(in thousands)
Balance at December 31, 2014	$3,083	$7,799	$1,239	$1,113	$7	$919	$14,160

Charge-offs	(100)	(282)	—	—	(13)	—	(395)

Recoveries	10	327	—	2	1	—	340

Provision	1,640	1,351	706	46	12	(380)	3,375

Balance at June 30, 2015	$4,633	$9,195	$1,945	$1,161	$7	$539	$17,480

	Six Months Ended June 30, 2014
	Commercial	Commercial real estate	Commercial construction	Residential real estate	Consumer	Unallocated	Total
	(in thousands)
Balance at December 31, 2013	$1,698	$5,746	$362	$990	$146	$1,391	$10,333

Charge-offs	(333)	—	—	(90)	(7)	—	(430)

Recoveries	—	—	—	11	2	—	13

Provision	777	(5)	142	100	(78)	(27)	909

Balance at June 30, 2014	$2,142	$5,741	$504	$1,011	$63	$1,364	$10,825

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 6. Loans and the Allowance for Loan and Lease Losses – (continued)

Trouble Debt Restructurings

At June 30, 2015, there were no commitments to lend additional funds to borrowers whose loans were on nonaccrual status or were contractually past due in excess of 90 days and still accruing interest, or whose terms have been modified in troubled debt restructurings.

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

Loans modified in a troubled debt restructuring totaled a recorded investment of $2.8 million at June 30, 2015, of which $1.1 million were on nonaccrual status. The remaining loans modified were current and have complied with the terms of their restructure agreement. At December 31, 2014, loans modified in a troubled debt restructuring totaled $2.8 million, of which $1.0 million were on nonaccrual status. The remaining loans modified were current at the time of the restructuring and have complied with the terms of their restructure agreement. The Company has allocated no specific allocations with respect to loans whose loan terms had been modified in troubled debt restructurings as of June 30, 2015 and December 31, 2014. The TDRs presented as of June 30, 2015 and December 31, 2014 did not increase the allowance for loan and lease losses.

There were no troubled debt restructurings occurring during the six months ended June 30, 2015.

There were no charge-offs in connection with a loan modification at the time of modification during the six months ended June 30, 2015. There were no troubled debt restructurings for which there was a payment default within twelve months following the modification during the six months ended June 30, 2015.

The following table presents loans by class modified as troubled debt restructurings that occurred during the six months ended June 30, 2014 (dollars in thousands):

	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled debt restructurings:
Commercial	1	$672	$315
Commercial real estate	—	—	—
Commercial construction	—	—	—
Residential real estate	1	53	51
Consumer	—	—	—

Total	2	$725	$366

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

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Company’s assets measured at fair value on a recurring basis at June 30, 2015 and December 31, 2014:

Securities available-for-sale - Where quoted prices are available in an active market, securities are classified with Level 1 of the valuation hierarchy. Level 1 inputs include securities that have quoted prices in active markets for identical assets. Level 1 securities held: U.S. Treasury securities, publicly traded equity securities, mutual funds and overnight money market funds. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics, or discounted cash flows. Examples of instruments, which would generally be classified within Level 2 of the valuation hierarchy, include municipal bonds and certain agency collateralized mortgage obligations. In certain cases where there is limited activity in the market for a particular instrument, assumptions must be made to determine their fair value and are classified as Level 3. Due to the inactive condition of the markets amidst the financial crisis, the Company treated certain securities as Level 3 securities in order to provide more appropriate valuations. For assets in an inactive market, the infrequent trades that do occur are not a true indication of fair value. When measuring fair value, the valuation techniques available under the market approach, income approach and/or cost approach are used. The Company’s evaluations are based on market data and the Company employs combinations of these approaches for its valuation methods depending on the asset class.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 7. Fair Value Measurements and Fair Value of Financial Instruments – (continued)

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

For financial assets and liabilities measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2015 and December 31, 2014 are as follows:

		June 30, 2015
		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(in thousands)
Recurring fair value measurements:
Assets
Investment securities:
Available-for-sale:
Federal agency obligations	$30,972	$—	$30,972	$—
Residential mortgage pass-through securities	54,734	—	54,734	—
Commercial mortgage pass-through securities	3,023	—	3,023	—
Obligations of U.S. states and political subdivision	8,358	—	8,358	—
Trust preferred securities	16,306	—	16,306	—
Corporate bonds and notes	109,838	—	109,838	—
Asset-backed securities	24,682	—	24,682	—
Certificates of deposit	2,115	—	2,115	—
Equity securities	327	327	—	—
Other securities	13,743	13,743	—	—
Total available-for-sale	264,098	14,070	250,028	—
Loans held for sale	124	—	124	—
Total assets	$264,222	$14,070	$250,152	$—
Liabilities
Derivatives	$250	$—	$250	$—
Total liabilities	$250	$—	$250	$—

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

For the six months ended June 30, 2015, there were no transfers of investment securities available-for-sale into or out of Level 1, Level 2, or Level 3 assets.

Assets Measured at Fair Value on a Non-Recurring Basis

For assets measured at fair value on a non-recurring basis, the unobservable inputs used to derive fair value measurements at June 30, 2014 and December 31, 2014 were as follows:

Impaired loans	Valuation Techniques	Range of Unobservable Inputs

Commercial	Appraisals of collateral value	Adjustment for age of comparable sales, generally a decline of 0% to 15%

Commercial real estate	Appraisals of collateral value	Market capitalization rates between 8% and 12%. Market rental rates for similar properties

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 7. Fair Value Measurements and Fair Value of Financial Instruments – (continued)

		Fair Value Measurements at Reporting Date Using
Assets measured at fair value on a nonrecurring basis:	June 30, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Impaired loans	(in thousands)
Commercial	$3,516	$—	$—	$3,516
Commercial real estate	1,113	—	—	1,113

		Fair Value Measurements at Reporting Date Using
Assets Measured at Fair Value on a Non- Recurring Basis	December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Impaired loans	(in thousands)
Commercial	$276	$—	$—	$276
Commercial real estate	3,369	—	—	3,369

The following methods and assumptions were used to estimate the fair values of the Company’s assets measured at fair value on a non-recurring basis at June 30, 2015 and December 31, 2014.

Impaired loans - Impaired loans at June 30, 2015 that required a valuation allowance during 2015 were $5.6 million with a related valuation allowance of $891,000 compared to $3.9 million with a related valuation allowance of $262,000 at December 31, 2014. Additional provision for loan and lease losses of $185,000 and $629,000 for the three and six months ending June 30, 2015, respectively, and $110,000 and $222,000 three and six months ending June 30, 2014, respectively, were recorded.

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

Noninterest-bearing deposits - The fair value for noninterest-bearing deposits is equal to the amount payable on demand at the reporting date.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 7. Fair Value Measurements and Fair Value of Financial Instruments – (continued)

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments as of June 30, 2015 and December 31, 2014.

			Fair Value Measurements
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
June 30, 2015
Financial assets
Cash and cash equivalents	$125,483	$125,483	$125,483	$—	$—
Investment securities available-for-sale	264,098	264,098	14,070	250,028	—
Investment securities held-to-maturity	232,557	237,205	29,016	189,523	18,666
Restricted investment in bank stocks	27,078	n/a	n/a	n/a	n/a
Loans held for sale	124	124		124
Net loans	2,747,808	2,734,082	—	—	2,734,082
Accrued interest receivable	12,055	12,055	67	3,458	8,530

Financial liabilities
Noninterest-bearing deposits	553,008	553,008	553,008	—	—
Interest-bearing deposits	2,016,223	2,019,036	—	2,019,036	—
Borrowings	548,758	552,752	—	552,752	—
Subordinated debentures	55,155	54,944	—	54,944	—
Derivatives	250	250	—	250	—
Accrued interest payable	4,428	4,428	—	4,428	—

			Fair Value Measurements
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
December 31, 2014
Financial assets
Cash and cash equivalents	$126,847	$126,847	$126,847	$—	$—
Investment securities available-for-sale	289,532	289,532	13,199	276,333	—
Investment securities held-to-maturity	224,682	231,445	29,184	183,489	18,772
Restricted investment in bank stocks	23,535	n/a	n/a	n/a	n/a
Net loans	2,524,481	2,538,415	—	—	2,538,415
Derivatives	48	48	—	48	—
Accrued interest receivable	11,700	11,700	68	3,674	7,958

Financial liabilities
Noninterest-bearing deposits	492,515	492,515	492,515	—	—
Interest-bearing deposits	1,983,092	1,990,484	—	1,990,484	—
Borrowings	495,553	505,641	—	505,641	—
Subordinated debentures	5,155	4,768	—	4,768	—
Accrued interest payable	3,930	3,930	—	3,930	—

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

Note 8. Accumulated Other Comprehensive Income

Accumulated other comprehensive loss (net of tax) at June 30, 2015 and December 31, 2014 consisted of the following:

	June 30, 2015	December 31, 2014
	(in thousands)
Net unrealized gain on investment securities available-for-sale	$3,665	$4,874
Cash flow hedge	(148)	28
Unamortized component of securities transferred from available-for-sale to held-to-maturity	(1,225)	(1,301)
Defined benefit pension and post-retirement plans	(4,022)	(4,615)
Total accumulated other comprehensive loss	$(1,730)	$(1,014)

Note 9. Stock-Based Compensation

The Company’s stock-based compensation plans permit Parent Corporation common stock to be issued to key employees and directors of the Company and its subsidiaries. The options granted under the plans are intended to be either incentive stock options or non-qualified options. Under the 2009 Equity Incentive Plan, a total of 303,615 shares are available for grant and issuance as of June 30, 2015. In addition, a total of 114,327 shares remain available for grant and issuance under Legacy ConnectOne equity plans. Options may be exercised with shares issued from Treasury shares, newly issued shares or a combination of both.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 9. Stock-Based Compensation – (continued)

Options have been granted to purchase common stock at the fair market value of the stock at the date of grant. Options granted to date are exercisable after a three to five-year vesting period starting one year after the date of grant and generally expire ten years from the date of grant. Restricted shares granted to date have a vesting schedule ranging from 1-3 years.

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

There were 97,544 and 50,203 restricted stock awards outstanding at June 30, 2015 and December 31, 2014, respectively. These awards were issued with an award price equal to the market price of the Company’s common stock on the award date and with a three year vesting period. Forfeiture provisions exist for personnel that separate employment before the vesting period expires.

There were no shares of common stock underlying options that were granted during the three and six months ended June 30, 2015 and 2014, respectively.

Options activity under the stock-based compensation plans as of June 30, 2015 and changes during the six months ended June 30, 2015 were as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2014	882,657	$5.65
Exercised	(339,334)	$4.16
Canceled/expired	—
Forfeited	(4,731)
Outstanding at June 30, 2015	538,592	$6.51	3.67	$8,087,713
Exercisable at June 30, 2015	533,794	$6.45	3.64	$8,052,735

The aggregate intrinsic value of options above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the second quarter of 2015 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2015. This amount changes based on the fair value of the Company’s stock.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 9. Stock-Based Compensation – (continued)

In conjunction with the plans above, the Company granted restricted shares to certain executive officers. Compensation expense is recognized over the vesting period of the awards based on the fair value of the stock at issue date. The fair value of the stock granted was based on the closing market price of the Company’s common stock as of the grant date. Generally, grants of restricted shares to date vest one-third, each, on the first, second and third anniversaries of the grant date.

	Nonvested Shares	Weighted- Average Grant Date Fair Value
Nonvested at December 31, 2014	50,203	$11.79

Granted	67,906	18.50
Vested	(20,565)	10.76
Forfeited/cancelled/expired	—	—
Outstanding at June 30, 2015	97,544	$16.62

As of June 30, 2015, there was approximately $33,500 of total unrecognized compensation expense relating to unvested stock options. As of June 30, 2015, there was approximately $1,341,000 of total unrecognized compensation expense relating to unvested restricted stock awards. These costs are expected to be recognized over a weighted average period of 1.8 years.

On April 30, 2015, the Company granted to various key employees performance unit awards (which are classified as equity awards), with each unit entitling the holder to one share of the Company’s common stock contingent upon the Company meeting or exceeding certain return on asset targets over the course of a three-year period ending April 30, 2018. Under the agreement, and assuming the Company has met or exceeded the applicable targets, grants of performance unit awards will vest on the third anniversary of the grant date or on an earlier date in the event of a change in control, as defined in the grant agreement. At June 30, 2015, the specific number of shares related to performance unit awards that were expected to vest was 94,585, determined by actual performance in consideration of the established range of the performance targets, which is consistent with the level of expense currently being recognized over the vesting period. Should this expectation change, additional compensation expense could be recorded in future periods or previously recognized expense could be reversed. The maximum amount of performance unit awards is 113,502.

A summary of the status of unearned performance unit awards and the change during the period is presented in the table below:

	Shares	Weighted- Average Grant Date Fair Value
Unearned at April 30, 2015	94,585	$19.46
Awarded	—	—
Forfeited	—	—
Expired	—	—
Unearned at June 30, 2015	94,585	$19.46

The Company recognized $102,000 in compensation related to the performance units for the quarter ended June 30, 2015. As of June 30, 2015, there was approximately $1,789,000 of unrecognized compensation expense related to unearned performance units. These costs are expected to be recognized over a period of 2.8 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 10. Components of Net Periodic Pension Cost

The Company maintained a non-contributory defined benefit pension plan for substantially all of its employees until March 31, 2007, at which time the Company froze the plan. The following table sets forth the net periodic pension cost of the Company’s pension plan for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)
Interest cost	$129	$144	$267	$288
Expected return on plan assets	(127)	(149)	(264)	(298)
Net amortization	108	56	216	112
Recognized settlement loss	115	—	565	—
Net periodic pension cost	$225	$51	$784	$102

Net actuarial gain	$(261)	$—	$(1,003)	$(1,281)

Total recognized in other comprehensive income	$(261)	$—	$(1,003)	$(1,281)

Total recognized in net expense and OCI (before tax)	$(36)	$51	$(219)	$(1,179)

Contributions

The Company contributed $2.0 million to its Pension Trust during the second quarter of 2015. The Company does not plan on contributing additional amounts to the Pension Trust for the remainder of 2015. The trust is established to provide retirement and other benefits for eligible employees and their beneficiaries. No part of the trust assets may be applied to any purpose other than providing benefits under the plan and for defraying expenses of administering the plan and the trust.

Note 11. FHLB and other borrowings

The Company’s FHLB and other borrowings and weighted average interest rates are summarized below:

	June 30, 2015		December 31, 2014
	Amount	Rate	Amount	Rate
	(in thousands)
By type of borrowing:
FHLB borrowings	$533,758	1.20%	$464,553	1.18%
Repurchase agreements	15,000	5.95%	31,000	5.90%
Total borrowings	$548,758	1.33%	$495,553	1.48%

By remaining period to maturity:
One year or less	$252,758	0.50%	258,553	0.50%
One to two years	85,000	1.23%	30,000	1.40%
Two to three years	56,000	2.79%	71,000	2.33%
Three to four years	90,000	1.89%	96,000	2.67%
Four to five years	25,000	1.85%	—	—
Greater than five years	40,000	3.43%	40,000	3.42%
Total borrowings	$548,758	1.33%	$495,553	1.48%

The FHLB borrowings are secured by pledges of certain collateral, including but not limited to U.S. government and agency mortgage-backed securities and a blanket assignment of qualifying first lien mortgage loans, consisting of both residential mortgages and commercial real estate loans.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 11. FHLB and other borrowings – (continued)

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

Three of the FHLB notes ($2,500,000 and $7,500,000 each due April 2, 2018, and $5,000,000 due July 16, 2018) contain a convertible option which allows the FHLB, at quarterly intervals, to convert the fixed convertible advance into replacement funding for the same or lesser principal based on any advance then offered by the FHLB at its current market rate. The Company has the option to repay these advances, if converted, without penalty. The remaining advances are payable at stated maturity, with a prepayment penalty for fixed rate advances. All FHLB advances are fixed rate while the REPOs are variable rate advances. The advances at June 30, 2015 were collateralized by approximately $1,083 million of commercial mortgage loans, net of required over collateralization amounts, under a blanket lien arrangement. At June 30, 2015 the Company had remaining borrowing capacity of approximately $550 million.

On June 30, 2015, the Company extinguished $16,000,000 of repurchase agreements with a variable interest rate, which was currently capped at 5.85% and a maturity of 3.2 years.  The repos were putable at the option of the holder.  A prepayment penalty of $2.4 million associated with the extinguishment was recorded to noninterest expense.

Note 12. Subordinated Debentures

During 2003, the Company formed a statutory business trust, which exists for the exclusive purpose of (i) issuing Trust Securities representing undivided beneficial interests in the assets of the Trust; (ii) investing the gross proceeds of the Trust securities in junior subordinated deferrable interest debentures (subordinated debentures) of the Company; and (iii) engaging in only those activities necessary or incidental thereto. On December 19, 2003, Center Bancorp Statutory Trust II, a statutory business trust and wholly-owned subsidiary of the Parent Corporation issued $5.0 million of, MMCapS capital securities to investors due on January 23, 2034. The capital securities presently qualify as Tier I capital. The trust loaned the proceeds of this offering to the Company and received in exchange $5.2 million of the Parent Corporation’s subordinated debentures. The subordinated debentures are redeemable in whole or in part prior to maturity. The floating interest rate on the subordinate debentures is three-month LIBOR plus 2.85% and reprices quarterly. The rate at June 30, 2015 was 3.13%. These subordinated debentures and the related income effects are not eliminated in the consolidated financial statements as the statutory business trust is not consolidated in accordance with FASB ASC 810-10. Distributions on the subordinated debentures owned by the subsidiary trust have been classified as interest expense in the Consolidated Statements of Income.

The following table summarizes the mandatory redeemable trust preferred securities of the Company’s Statutory Trust II at June 30, 2015 and December 31, 2014.

Issuance Date	Securities Issued	Liquidation Value	Coupon Rate	Maturity	Redeemable by Issuer Beginning
12/19/2003	$5,000,000	$1,000 per Capital Security	Floating 3-month LIBOR + 285 Basis Points	01/23/2034	01/23/2009

During June 2015, the Corporation issued $50 million in aggregate principal amount of fixed-to-floating rate subordinated notes (the “Notes”) to certain institutional investors. The Notes are non-callable for five years, have a stated maturity of July 1, 2025, and bear interest at a fixed rate of 5.75% per year, from and including June 30, 2015 to, but excluding July 1, 2020. From and including July 1, 2020 to the maturity date or early redemption date, the interest rate will reset quarterly to a level equal to the then current three-month LIBOR rate plus 393 basis points. There were an estimated $900,000 in costs related to the debt issuance that are being amortized over a weighted average period of 5 years.

The net proceeds from the sale of the Notes will be used to redeem $11.3 million outstanding of its Senior Noncumulative Perpetual Preferred Stock, issued in 2011, to the U.S. Treasury under the Small Business Lending Fund Program, which will be paid by January 1, 2016, and for general corporate purposes, which included the Corporation contributing $35 million of the net proceeds to the Bank in the form of common equity.

In connection with the issuance of the Notes, the Company obtained ratings from Kroll Bond Rating Agency (“KBRA”). KBRA assigned investment grade ratings of BBB- for the Company’s subordinated debt and a senior deposit rating of BBB+ for the Bank.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this analysis is to provide the reader with information relevant to understanding and assessing the Company’s results of operations for the periods presented herein and financial condition as of June 30, 2015 and December 31, 2014. In order to fully understand this analysis, the reader is encouraged to review the consolidated financial statements and accompanying notes thereto appearing elsewhere in this report.

Cautionary Statement Concerning Forward-Looking Statements

This report includes forward-looking statements within the meaning of Sections 27A of the Securities Act of 1933, as amended, and 21E of the Securities Exchange Act of 1934, as amended, that involve inherent risks and uncertainties. This report contains certain forward-looking statements with respect to the financial condition, results of operations, plans, objectives, future performance and business of ConnectOne Bancorp Inc. and its subsidiaries, including statements preceded by, followed by or that include words or phrases such as “believes,” “expects,” “anticipates,” “plans,” “trend,” “objective,” “continue,” “remain,” “pattern” or similar expressions or future or conditional verbs such as “will,” “would,” “should,” “could,” “might,” “can,” “may” or similar expressions. There are a number of important factors that could cause future results to differ materially from historical performance and these forward-looking statements. Factors that might cause such a difference include, but are not limited to: (1) competitive pressures among depository institutions may increase significantly; (2) changes in the interest rate environment may reduce interest margins; (3) prepayment speeds, loan origination and sale volumes, charge-offs and loan and lease loss provisions may vary substantially from period to period; (4) general economic conditions may be less favorable than expected; (5) political developments, sovereign debt problems, wars or other hostilities may disrupt or increase volatility in securities markets or other economic conditions; (6) legislative or regulatory changes or actions may adversely affect the businesses in which ConnectOne Bancorp is engaged, including, without limitation, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and regulations issued thereafter; (7) changes and trends in the securities markets may adversely impact ConnectOne Bancorp; (8) a delayed or incomplete resolution of regulatory issues could adversely impact planning by ConnectOne Bancorp; (9) the impact on reputation risk created by the developments discussed above on such matters as business generation and retention, funding and liquidity could be significant; and (10) the outcome of regulatory and legal investigations and proceedings may not be anticipated. Further information on other factors that could affect the financial results of ConnectOne Bancorp is included in Item 1A. of ConnectOne Bancorp’s Annual Report on Form 10-K and in ConnectOne Bancorp’s other filings with the Securities and Exchange Commission. These documents are available free of charge at the Commission’s website at http://www.sec.gov and/or from ConnectOne Bancorp, Inc.

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

Goodwill

The Company adopted the provisions of FASB ASC 350-10, which requires that goodwill be reported separate from other intangible assets in the Consolidated Statements of Condition and not be amortized but rather tested for impairment annually or more frequently if impairment indicators arise. No impairment charge was deemed necessary.

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

Net income available to common stockholders for the three months ended June 30, 2015 amounted to $10.5 million compared to $4.4 million for the comparable three-month period ended June 30, 2014. The Company’s diluted earnings per share were $0.35 for the three months ended June 30, 2015 as compared with diluted earnings per share of $0.26 for the same three months of 2014.

Net income available to common stockholders for the six months ended June 30, 2015 amounted to $20.8 million compared to $8.7 million for the comparable six-month period ended June 30, 2014. The Company’s diluted earnings per share were $0.69 for the six months ended June 30, 2015 as compared with diluted earnings per share of $0.53 for the first six months of 2014.

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

Fully taxable equivalent (“FTE”) net interest income for the three and six months ended June 30, 2015 increased to $29.3 million and $58.2 million , respectively, from $12.3 million and $24.5 million for the three and six months ended June 30, 2014, respectively. The increase was primarily due to an increase in interest-earnings assets and a widening of the net interest margin resulting from the Merger. Average interest earnings assets increased to $3.3 billion and $3.2 billion for the three and six months ended June 30, 2015, respectively, from $1.5 billion for both the three and six months ended June 30, 2014. Net interest margin widened to 3.60% and 3.63% for three and six months ended June 30, 2015, respectively, from 3.29% and 3.28% for the three and six months ended June 30, 2014. Net interest income during the three and six months ended June 30, 2015 was positively impacted by $1.5 million and $3.3 million, respectively, of accretion and amortization of purchase accounting adjustments.

The following tables, “Average Statements of Condition with Interest and Average Rates”, present for the three and six months ended June 30, 2015 and 2014, the Company’s average assets, liabilities and stockholders’ equity. The Company’s net interest income, net interest spread and net interest margin are also reflected.

Average Statements of Condition with Interest and Average Rates

	Three Months Ended June 30,
	2015			2014
	Average Balance	Interest Income/ Expense	Average Rate (7)	Average Balance	Interest Income/ Expense	Average Rate (7)
	(dollars in thousands)
Interest-earning assets:
Investment securities (1) (2)	$495,805	$4,118	3.33%	$492,633	$4,325	3.51%
Loans (2) (3) (4)	2,689,525	30,380	4.53%	989,454	10,563	4.27%
Federal funds sold and interest bearing with banks	54,087	41	0.30%	—	—	—%
Restricted investment in bank stock	26,965	280	4.16%	9,210	97	4.22%
Total interest-earning assets	3,266,382	34,819	4.28%	1,491,297	14,985	4.02%
Allowance for loan and lease losses	(16,463)			(10,563)
Noninterest earning assets	301,678			176,899
Total liabilities and stockholders’ equity	$3,551,597			$1,657,440

Interest-bearing liabilities:
Money market deposits	$660,481	$689	0.42%	$395,912	$491	0.50%
Savings deposits	218,845	157	0.29%	161,522	124	0.31%
Time deposits	748,780	2,131	1.14%	173,544	383	0.88%
Other interest-bearing deposits	347,068	324	0.37%	350,761	303	0.35%
Total interest-bearing deposits	1,975,174	3,301	0.67%	1,081,739	1,301	0.48%

Borrowings	565,094	2,110	1.50%	150,934	1,393	3.69%
Capital lease	2,961	44	5.96%	—	—	—%
Subordinated debentures	5,704	48	3.38%	5,155	39	3.02%
Total interest-bearing liabilities	2,548,933	5,503	0.87%	1,237,828	2,733	0.88%

Demand deposits	510,369			228,873
Other liabilities	28,291			14,188
Total noninterest-bearing liabilities	538,660			243,061
Stockholders’ equity	464,004			176,551
Total liabilities and stockholders’ equity	$3,551,597			$1,657,440
Net interest income (tax equivalent basis)		29,316			12,252
Net interest spread (5)			3.41%			3.14%
Net interest margin (6)			3.60%			3.29%
Tax equivalent adjustment		(638)			(584)
Net interest income		$28,678			$11,668

(1)	Average balances are based on amortized cost.
(2)	Interest income is presented on a tax equivalent basis using 35% federal tax rate.
(3)	Includes loan fee income.
(4)	Loans include nonaccrual loans.
(5)	Represents difference between the average yield on interest earning assets and the average cost of interest bearing liabilities and is presented on a tax equivalent basis.
(6)	Represents net interest income on a tax equivalent basis divided by average total interest-earning assets
(7)	Rates are annualized.

Average Statements of Condition with Interest and Average Rates

	Six Months Ended June 30,
	2015			2014
	Average Balance	Interest Income/ Expense	Average Rate (7)	Average Balance	Interest Income/ Expense	Average Rate (7)
	(dollars in thousands)
Interest-earning assets:
Investment securities (1) (2)	$502,829	$8,387	3.31%	$509,487	$9,007	3.54%
Loans (2) (3) (4)	2,630,865	59,833	4.59%	976,349	20,750	4.25%
Restricted investment in bank stocks	65,052	84	0.26%	—	—	—%
Federal funds sold and interest bearing with banks	26,123	500	3.86%	9,099	210	4.62%
Total interest-earning assets	3,224,869	68,804	4.29%	1,494,935	29,967	4.01%
Allowance for loan and lease losses	(15,611)			(10,558)
Noninterest earning assets	300,185			182,757
Total liabilities and stockholders’ equity	$3,509,443			$1,667,134

Interest-bearing liabilities:
Money market deposits	$683,847	$1,411	0.42%	$412,905	$1,011	0.49%
Savings deposits	220,719	319	0.29%	162,069	250	0.31%
Time deposits	719,050	3,949	1.11%	172,351	751	0.87%
Other interest-bearing deposits	348,341	647	0.37%	350,065	605	0.35%
Total interest-bearing deposits	1,971,957	6,326	0.65%	1097,390	2,617	0.48%

Borrowings	549,659	4,078	1.50%	148,729	2,766	3.72%
Capital lease	2,975	89	6.03%	—	—	—%
Subordinated debentures	5,431	88	3.27%	5,155	77	3.01%
Total interest-bearing liabilities	2,530,022	10,581	0.84%	1,251,274	5,460	0.87%

Demand deposits	496,014			227,150
Other liabilities	24,268			13,833
Total noninterest-bearing liabilities	520,282			240,983
Stockholders’ equity	459,139			174,877
Total liabilities and stockholders’ equity	$3,509,443			$1,667,134
Net interest income (tax equivalent basis)		58,223			24,507
Net interest spread (5)			3.45%			3.14%
Net interest margin (6)			3.63%			3.28%
Tax equivalent adjustment		(1,253)			(1,229)
Net interest income		$56,970			$23,278

(1)	Average balances are based on amortized cost.
(2)	Interest income is presented on a tax equivalent basis using 35% federal tax rate.
(3)	Includes loan fee income.
(4)	Loans include nonaccrual loans.
(5)	Represents difference between the average yield on interest earning assets and the average cost of interest bearing liabilities and is presented on a tax equivalent basis.
(6)	Represents net interest income on a tax equivalent basis divided by average total interest-earning assets
(7)	Rates are annualized.

Noninterest Income

Noninterest income totaled $3.4 million in the second quarter of 2015, an increase of $1.7 million from $1.7 million in the comparable prior-year quarter.  The increase was primarily due to an insurance recovery of $2.2 million relating to a wire fraud loss of $2.4 million which occurred and was recorded in fourth quarter of 2014.  The positive variance from the recovery was offset by declines in service fee income of $0.3 million, annuity and insurance commissions of $0.1 million and net gains on sale of loans held for sale of $0.1 million. Net securities gains were $0.2 million and $0.6 million for the second quarter of 2015 and 2014, respectively.

Noninterest income includes bank-owned life insurance income, deposit and loan fees, annuities and life insurance commissions, and gains on sales of residential mortgages in the secondary market and represents a relatively small portion of the Bank’s total revenue. Although management intends to continue its strategy of de-emphasizing service charges in order to attract new and retain existing clients, it expects fee income to increase modestly in future periods.

Noninterest income totaled $5.0 million for the six months ended June 30, 2015, an increase of $0.8 million from $4.2 million in the comparable prior-year period.  The increase was primarily due to the aforementioned insurance recovery of $2.2 million, partially offset by a $1.3 million decrease in net securities gains and a $0.6 million decrease in deposit, loan and other income.

Noninterest Expense

Noninterest expenses for the second quarter of 2015 were $15.0 million, an $8.2 million, or 122.0%, increase from $6.7 million in the second quarter of 2014, and were $27.6 million for the first six months of 2015, a $13.4 million, or 93.8%, increase from $14.2 million in the first half of 2014. The largest factors contributing to the increase were salaries and employee benefits expense, which increased by $3.8 and $7.1 million to $6.9 million and $13.6 million in the second quarter and first six months of 2015, respectively, and occupancy and equipment expense, which increased by $1.0 and $2.0 million to $1.8 million and $3.9 million in the second quarter and first six months of 2015, respectively. These increases were primarily due to the Merger with Legacy ConnectOne on July 1, 2014, which approximately doubled the size of the Company. During the quarter ended June 30, 2015, the Company also repurchased $16.0 million in principal amount of high cost puttable borrowings which resulted in a loss on debt extinguishment of $2.7 million.

Income Taxes

Income tax expense was $5.1 million and $10.1 million for the three and six months ended June 30, 2015, respectively, compared with $2.0 million and $3.6 million for the three and six months ended June 30, 2014. The effective tax rates were 32.5% for both the second quarter and first six months of 2015, compared with 31.2% and 29.1%, for the second quarter and first six months of 2014, respectively.

Financial Condition

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

The following table sets forth the composition of our loan portfolio, excluding loans held for sale, by type of loan at the periods indicated.

	June 30, 2015		December 31, 2014		Dollar Change
	Amount	%	Amount	%	2015 vs. 2014
	(dollars in thousands)
Commercial	$568,969	20.5%	$499,816	19.7%	$69,153

Commercial real estate	1,751,391	63.3	1,634,510	64.4	116,880

Commercial construction	220,267	8.0	167,359	6.6	52,908

Residential real estate	224,134	8.1	234,967	9.2	(10,833)

Consumer	2,454	0.1	2,879	0.1	(425)

Gross loans	$2,767,215	100.0%	$2,539,531	100.0%	$227,683

At June 30, 2015, total loans amounted to $2.8 billion, an increase of $0.2 billion, or 9.0%, as compared to December 31, 2014. Net loan growth was primarily attributable to originated multi-family ($93 million), commercial and industrial (“C&I”) ($76 million) and construction ($42 million). Management’s current intent is to maintain a multi-family portfolio concentration in the 25-30% range, while growing the C&I and construction segments. The growth in loans was funded with increases in deposits, borrowings and subordinated debt. At June 30, 2015, acquired loans remaining in the loan portfolio totaled $1.1 billion, compared to $1.2 billion as of December 31, 2014.

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

At June 30, 2015, the level of the allowance was $17.5 million as compared to $14.2 million at December 31, 2014. Provisions to the allowance for the three and six months ended June 30, 2015 totaled $1.6 million and $3.4 million, respectively, compared to $0.3 and $0.9 million for the same periods in 2014. The increase to the three and six months ended June 30, 2015 primarily resulted from higher loan growth and the maturity and extension of the acquired portfolio loans. There were $3 thousand and $55 thousand net charge-offs during the three months and six months ended June 30, 2015, respectively, compared to $92 thousand and $417 thousand in net charge-offs for the three month and six months ended June 30, 2014, respectively. The allowance for loan and lease losses as a percentage of total loans amounted to 0.63% at June 30, 2015 compared to 0.56% at December 31, 2014 and 1.08% at June 30, 2014.

The level of the allowance for the respective periods of 2015 and 2014 reflects the credit quality within the loan portfolio, the loan volume recorded during the periods, the changing composition of the commercial and residential real estate loan portfolios and other related factors. In management’s view, the level of the ALLL at June 30, 2015 is adequate to cover losses inherent in the loan portfolio. Management’s judgment regarding the adequacy of the allowance constitutes a “Forward-Looking Statement” under the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from management’s analysis, based principally upon the factors considered by management in establishing the allowance.

Changes in the allowance for loan and lease losses are presented in the following table for the periods indicated.

	Six Months Ended June 30,
	2015	2014
	(dollars in thousands)
Average loans for the period	$2,630,864	$976,349
Loans receivable at end of period	2,765,288	1,006,256

Analysis of the Allowance for loan and lease losses:
Balance - beginning of year	$14,160	$10,333
Charge-offs:
Commercial	(100)	(333)
Commercial real estate	(282)	—
Residential real estate	—	(90)
Consumer	(13)	(7)
Total charge-offs	(395)	(430)
Recoveries:
Commercial	10	—
Commercial real estate	327	—
Residential real estate	2	11
Consumer	1	2
Total recoveries	340	13
Net charge-offs	(55)	(417)
Provision for loan and lease losses	3,375	909
Balance - end of period	$17,480	$10,825
Ratio of annualized net charge-offs during the period to average loans during the period	—%	0.09%
Allowance for loan and lease losses as a percent of total loans	0.63%	1.08%

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

	June 30, 2015	December 31, 2014
	(in thousands)
Nonaccrual loans	$12,145	$11,610
Other real estate owned	1,564	1,108
Total nonperforming assets	$13,709	$12,718

Performing troubled debt restructured loans	$1,697	$1,763
Loans 90 days or more past due and still accruing	—	1,211
Purchased-credit impaired loans (carrying amount)	9,240	9,821

During the six months ended June 30, 2015, “special mention” loans, which include acceptable credit quality loans which possess higher risk characteristics than satisfactory assets, increased from $19.3 million, or 0.8% of total loans, at December 31, 2014 to $44.1 million, or 1.6% of total loans, at June 30, 2015.  The increase in “special mention” loans was due to downgrades of specific credits in both the commercial and commercial real estate segments of the loan portfolio.  The commercial loans were downgraded due to a weakening financial condition of one guarantor of certain taxi medallion loans, while the commercial real estate loans were downgraded due to borrowers’ declining operating cash flows. The aforementioned loans are accruing and current as of June 30, 2015.

At June 30, 2015, other than the loans set forth above, the Company is not aware of any loans which present serious doubts as to the ability of its borrowers to comply with present loan repayment terms and which are expected to fall into one of the categories set forth in the tables or descriptions above.

Investment Portfolio

At June 30, 2015, the principal components of the investment securities portfolio were U.S. Treasury and agency obligations, federal agency obligations, mortgage-backed securities, obligations of U.S. states and political subdivisions, corporate bonds and notes, trust preferred securities, asset backed securities and equity securities.

During the six months ended June 30, 2015, approximately $12.3 million in investment securities were sold from the available-for-sale portfolio. The cash flow from the sale of investment securities was primarily used to fund loan growth and purchase new securities.

For the three months ended June 30, 2015, average investment securities increased $3.2 million to approximately $495.8 million, or 15.2% of average interest-earning assets, from $492.6 million on average, or 33.0% of average interest-earning assets, for the comparable period in 2014. For the six months ended June 30, 2015, average investment securities increased $2.2 million to approximately $511.7 million, 15.8% of average interest-earning assets, from $509.5 million on average, or 34.1% of average interest-earnings assets, for the comparable period in 2014.

At June 30, 2015, net unrealized gains on investment securities available-for-sale, which are carried as a component of accumulated other comprehensive income and included in stockholders’ equity, net of tax, amounted to $3.7 million as compared with net unrealized gains of $4.9 million at December 31, 2014. At June 30, 2015, the net unrealized gains and losses on investment securities held-to-maturity that were transferred from securities available-for-sale, are carried, net of tax, as a component of accumulated other comprehensive income and included in stockholders’ equity. The gross unrealized losses associated with agency securities and federal agency obligations, mortgage-backed securities, corporate bonds and tax-exempt securities are not considered to be other-than-temporary because their unrealized losses are related to changes in interest rates and do not affect the expected cash flows of the underlying collateral or issuer.

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

We currently utilize net interest income simulation and economic value of equity (“EVE”) models to measure the potential impact to the Bank of future changes in interest rates. As of June 30, 2015 and December 31, 2014 the results of the models were within guidelines prescribed by our Board of Directors. If model results were to fall outside prescribed ranges, action, including additional monitoring and reporting to the Board, would be required by the ALCO and Bank’s management.

The net interest income simulation model attempts to measure the change in net interest income over the next one-year period, and over the next three-year period on a cumulative basis, assuming certain changes in the general level of interest rates.

In our model, which was run as of June 30, 2015, we estimated that, over the next one-year period, a 200 basis-point increase in the general level of interest rates will increase our net interest income by 1.91%, while a 100 basis-point decrease in interest rates would decrease net interest income by 3.44%.   As of December 31, 2014, we estimated that, over the next one-year period, a 200 basis-point increase in the general level of interest rates would increase our net interest income by 0.29%, while a 100 basis-point decrease in the general level of interest rates would decrease our net interest income by 3.41%.

In our model, which was run as of June 30, 2015, we estimated that, over the next three years on a cumulative basis, a 200 basis-point increase in the general level of interest rates will increase our net interest income by 3.52%, while a 100 basis-point decrease in interest rates will decrease net interest income by 6.06%.   As of December 31, 2014, we estimated that, over the next three years on a cumulative basis, a 200 basis-point increase in the general level of interest rates will increase our net interest income by 2.76%, while a 100 basis-point decrease in interest rates will decrease net interest income by 6.54%.

An EVE analysis is also used to dynamically model the present value of asset and liability cash flows with rate shocks of up 200 basis points and down 100 basis points. The economic value of equity is likely to be different as interest rates change. Our EVE as of June 30, 2015, would decline by 12.50 % with a rate shock of up 200 basis points, and increase by 11.60% with a rate shock of down 100 basis points.  Our EVE as of December 31, 2014, would decline by 15.02% with a rate shock of up 200 basis points, and increase by 13.65% with a rate shock of down 100 basis points.

Interest Rates	Estimated	Estimated change in EVE		Estimated	Estimated change in NII
(basis points)	EVE	Amount	%	NII	Amount	%
+300	$335,371	$(86,366)	(20.5)%	$118,402	$3,960	3.5%
+200	369,046	(52,691)	(12.5)	116,623	2,181	1.9
+100	397,882	(23,855)	(5.7)	115,148	706	0.6
0	421,737	—	0.0	114,442	—	0.0
-100	470,663	48,926	11.6	110,510	(3,932)	(3.4)

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

At June 30, 2015, the amount of liquid assets remained at a level management deemed adequate to ensure that, on a short and long-term basis, contractual liabilities, depositors’ withdrawal requirements, and other operational and client credit needs could be satisfied. As of June 30, 2015, liquid assets (cash and due from banks, interest-bearing deposits with banks and unencumbered investment securities) were $429.5 million, which represented 11.7% of total assets and 13.5% of total deposits and borrowings, compared to $416.4 million at December 31, 2014, which represented 12.1% of total assets and 14.0% of total deposits and borrowings on such date.

The Bank is a member of the Federal Home Loan Bank of New York and, based on available qualified collateral as of June 30, 2015, had the ability to borrow $1.1 billion. In addition, at June 30, 2015, the Bank had in place borrowing capacity of $37 million through correspondent banks. The Bank also has a credit facility established with the Federal Reserve Bank of New York for direct discount window borrowings with approximate capacity based on pledged collateral of $107 million. At June 30, 2015, the Bank had aggregate available and unused credit of $695 million, which represents the aforementioned facilities totaling $1.2 billion net of $549 million in outstanding borrowings. At June 30, 2015, outstanding commitments for the Bank to extend credit were $635 million.

Cash and cash equivalents totaled $125.5 million on June 30, 2015, decreasing by $1.3 million from $126.8 million at December 31, 2014. Operating activities provided $22.3 million in net cash. Investing activities used $217.3 million in net cash, primarily reflecting an increase in loans, which was offset in part by cash flow from the securities portfolio. Financing activities provided $193.7 million in net cash, primarily reflecting a net increase of $93.6 million in deposits, $50.0 million of new subordinated debt, and a net increase of $53.2 in borrowings (consisting of $500.0 million in new borrowings offset by repayments of $446.8 million). Borrowing activity was significantly higher during the six months ended June 30, 2015 when compared to the same period of 2014 due to the Merger reflecting the new combined company.

Deposits

Total deposits increased by $93.6 million, or 3.8% to $2.5 billion at June 30, 2015. The following table sets forth the composition of our deposit base by the periods indicated.

	June 30, 2015		December 31, 2014		Dollar Change
	Amount	%	Amount	%	2015 vs. 2014
	(dollars in thousands)
Noninterest-bearing demand	$558,388	21.7%	$492,515	19.9%	$65,873

Interest-bearing demand	350,321	13.6	365,550	14.8	(15,229)

Savings Deposits	214,244	8.4	224,638	9.1	(10,394)

Money market deposits	667,675	26.0	723,505	29.2	(55,830)

Time Deposits	778,603	30.3	669,399	27.0	109,204

Total deposits	$2,569,231	100.0%	$2,475,607	100.0%	$93,624

Subordinated Debentures

During December 2003, Center Bancorp Statutory Trust II, a statutory business trust and wholly-owned subsidiary of the Parent Corporation issued $5.0 million of MMCapS capital securities to investors due on January 23, 2034. The trust loaned the proceeds of this offering to the Company and received in exchange $5.2 million of the Parent Corporation’s subordinated debentures. The subordinated debentures are redeemable in whole or part. The floating interest rate on the subordinated debentures is three-month LIBOR plus 2.85% and re-prices quarterly. The rate at June 30, 2015 was 3.13%.

During June 2015, the Corporation issued $50 million in aggregate principal amount of fixed-to-floating rate subordinated notes (the “Notes”) to certain institutional accredited investors. The net proceeds from the sale of the Notes will be used to redeem $11.3 million outstanding of its Senior Noncumulative Perpetual Preferred Stock issued in 2011 to the U.S. Treasury under the Small Business Lending Fund Program, and for general corporate purposes, which included the Corporation contributing $35 million of the net proceeds to the Bank in the form of common equity. The Notes are non-callable for five years, have a stated maturity of July 1, 2025, and bear interest at a fixed rate of 5.75% per year, from and including June 30, 2015 to, but excluding July 1, 2020. From and including July 1, 2020 to the maturity date or early redemption date, the interest rate will reset quarterly to a level equal to the then current three-month LIBOR rate plus 393 basis points.

Stockholders’ Equity

Total stockholders’ equity amounted to $464.0 million at June 30, 2015, compared to $446.2 million at December 31, 2014. The increase in total stockholders’ equity was primarily attributable to an increase in retained earnings of $16.4 million and approximately $2.1 million of equity issuance related to stock-based compensation, including the exercise of options, offset by a $0.7 million decrease in other comprehensive income (primarily $0.8 million in unrealized losses on available for sale securities and $0.2 million in unrealized losses on cash flow hedges, offset by $0.6 million in pension plan actuarial gains). Book value per common share was $14.99 at June 30, 2015, compared to $14.65 at December 31, 2014. Tangible book value (i.e., total stockholders’ equity less preferred stock, goodwill and other intangible assets) per common share was $10.02 at June 30, 2015, compared to $9.57 at December 31, 2014.

Tangible book value per share is a non-GAAP financial measure and represents tangible stockholders’ equity (or tangible book value) calculated on a per common share basis. The Company believes that a disclosure of tangible book value per share may be helpful for those investors who seek to evaluate the Company’s book value per share without giving effect to goodwill and other intangible assets. The following table presents a reconciliation of total book value per share to tangible book value per share as of June 30, 2015 and December 31, 2014.

	June 30,	December 31,
	2015	2014
	(in thousands, except for share data)
Stockholders’ equity	$463,982	$446,219
Less: Preferred stock	11,250	11,250
Less: Goodwill and other intangible assets	150,252	150,734
Tangible common stockholders’ equity	$302,480	$284,235

Book value per common share	$14.99	$14.65
Less: Goodwill and other intangible assets	4.97	5.08
Tangible book value per common share	$10.02	$9.57

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

During the six months ended June 30, 2015, the Company had no purchases of common stock associated with its stock buyback programs. At June 30, 2015, there were 652,868 shares available for repurchase under the Company’s stock buyback programs.

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

The following is a summary of regulatory capital amounts and ratios as of June 30, 2015 for the Parent Corporation and the Bank, compared with minimum capital adequacy requirements and the regulatory requirements for classification as a well-capitalized depository institution.

	ConnectOne Bancorp, Inc.		For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Provisions
At June 30, 2015	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
Tier 1 leverage capital	$322,861	9.49%	$136,029	4.00%	N/A	N/A
CET I risk-based ratio	306,456	9.63	143,274	4.50	N/A	N/A
Tier 1 risk-based capital	322,861	10.14	191,033	6.00	N/A	N/A
Total risk-based capital	390,341	12.26	254,710	8.00	N/A	N/A

	ConnectOne Bank		For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Provisions
At June 30, 2015	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
Tier 1 leverage capital	$356,500	10.48%	$136,009	4.00%	$170,011	5.00%
CET I risk-based ratio	356,500	11.19	143,351	4.50	207,062	6.50%
Tier 1 risk-based capital	356,500	11.19	191,134	6.00	254,846	8.00%
Total risk-based capital	373,930	11.74	254,846	8.00	318,557	10.00%

N/A - not applicable

As of June 30, 2015, management believes that each of the Bank and the Company meet all capital adequacy requirements to which they are subject.

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

On July 9, 2013, the Office of the federal Deposit Insurance Corporation, along with the other U.S. bank regulatory agencies, approved a final rule revising regulatory capital rules applicable to banks, implementing Basel III. This rule redefines Tier 1 capital as two components (Common Equity Tier 1 and Additional Tier 1), creates a new capital ratio (Common Equity Tier 1 Risk-based Capital Ratio) and implements a capital conservation buffer. It also revises the prompt corrective action thresholds and makes changes to risk weighs for certain assets and off-balance-sheet exposures. Banks were required to transition into the new rule beginning on January 1, 2015. The new rules also include a one-time opportunity to opt-out of the changes to the treatment of accumulated other comprehensive income (“AOCI”) components. By making the election to opt-out, an institution may continue to treat AOCI items in a manner consistent with risk-based capital rules in effect prior to January 1, 2015. The election, which cannot be reversed, must be made in the institution’s regulatory financial report for the period ending June 30, 2015. As of that time, the Company and the Bank elected to opt-out of the treatment of AOCI within Basel III.

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

Item 1a. Risk Factors

In addition to the risks described under Item 1A –Risk Factors of our Annual Report on Form 10-K, investors in our securities should consider the following additional information:

Risk Related to our Mortgage Banking Operations

The Bank sells residential mortgage loans in the secondary market, primarily to Fannie Mae but also to other investors. The agreements governing these loan sales include various representations and warranties regarding the origination and characteristics of the residential mortgage loans sold as well as its servicing by the Bank. In addition, the agreements require the Bank to deliver various documents to the purchaser or its agent. Although the Bank sells residential mortgage loans on a non-recourse basis, the Bank may be obligated to repurchase sold loans where required documents are not delivered or are defective or there is a breach of a representation or warranty made by the Bank. . Investors may require the immediate repurchase of a mortgage loan when an early payment default occurs, even if the mortgage loan has subsequently been brought current. As of June 30, 2015, there were no pending repurchase requests related to representation and warranty provisions. However, we can give you no assurance that we will not be required to repurchase sold loans in the future, or that our mortgage banking operations will not expose us to potential future losses.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

Not applicable

Item 6. Exhibits

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer of the Parent Corporation Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer of the Parent Corporation Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer of the Parent Corporation Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer of the Parent Corporation Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Definition Taxonomy Extension Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf, by the undersigned, thereunto duly authorized.

ConnectOne Bancorp, Inc.

(Registrant)

By:	/s/ Frank Sorrentino III	By:	/s/ William S. Burns
	Frank Sorrentino III		William S. Burns
	Chairman and Chief Executive Officer		Executive Vice President, and Chief Financial Officer

	Date: August 7, 2015		Date: August 7, 2015

