Form 10-Q/A
period 2015-06-30
ConnectOne Bancorp, Inc.
filed 2015-11-09
CIK 712771

UNITED STATES OF AMERICA
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, no par value:	30,084,744 shares
(Title of Class)	(Outstanding as of November 9, 2015)

EXPLANATORY STATEMENT

The Registrant is filing this Amendment on Form 10-Q/A to amend and restate certain information contained in its Quarterly Report on Form 10-Q for the quarter ended June 30, 2015: (i) Item 1, “Financial Statements - Notes to Consolidated Financial Statements -Note 6”, (ii) Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations -Asset Quality” and (iii) Item 4, “Controls and Procedures”.

In connection with its review of its loan portfolio in connection with the preparation of its Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, the Registrant identified that approximately $75.4 million of loans secured by New York City taxi medallions which were modified during the second quarter of 2015 should have been classified as troubled debt restructurings (“TDRs”) at June 30, 2015. The Registrant originally determined that the loans secured by taxi medallions were not TDRs, and reported only $2.8 million in TDRs at June 30, 2015. No specific allowance for loan loss allocations were required for the loans newly classified as TDRs and the change in classification does not affect the Registrant’s reported results of operations for the three and six months ended June 30, 2015. The Registrant originally determined that $56.8 million of the loans were pass rated and has also modified disclosures related to $56.8 million of these loans that are deemed to be special mention as of June 30, 2015. The remaining $18.6 million of loans were originally classified as special mention at June 30, 2015.

None of the modified loans involved a rate reduction or an extension of maturity. The modifications involved (i) changing the amortization schedule from 25 or 30 years to “interest-only” (ii) increasing the interest rate from approximately 3% - 3.25% to 3.75% while (iii) not revising the applicable maturity dates or forgiving any principal. All of the modified loans are fully performing in accordance with their modified terms, and there have been no missed payments regarding any of the modified loans.

As a result of the forgoing changes, the Registrant has revised Note 6 to the financial statements, the “Asset Quality” discussion under the MD&A, and Item 4.  The financial information contained herein reflects the changes described above.

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

Note 1a. Restatement

In connection with the Company’s review of its loan portfolio in connection with the preparation of its Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, the Company identified that approximately $75.4 million of loans secured by New York City taxi medallions which were modified during the second quarter of 2015 should have been classified as troubled debt restructurings (“TDRs”) at June 30, 2015. The Company originally determined that the loans secured by taxi medallions were not TDRs, and reported only $2.8 million in TDRs at June 30, 2015. No specific allowance for loan loss allocations were required for the loans newly classified as TDRs and the change in classification does not affect the Registrant’s reported results of operations for the three and six months ended June 30, 2015. The Company originally determined that $56.8 million of the loans were pass rated and has also modified disclosures related to $56.8 million of these loans that are deemed to be special mention as of June 30, 2015. The remaining $18.6 million of loans were originally classified as special mention at June 30, 2015.

None of the modified loans involved a rate reduction or an extension of maturity. The modifications involved (i) changing the amortization schedule from 25 or 30 years to “interest-only” (ii) increasing the interest rate from approximately 3% - 3.25% to 3.75% while (iii) not revising the applicable maturity dates or forgiving any principal. All of the modified loans are fully performing in accordance with their modified terms, and there have been no missed payments regarding any of the modified loans.

As a result of the forgoing changes, the Company has revised Note 6 to the financial statements. The financial information contained herein reflects the changes described above.

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

As Reported:	June 30, 2015
	Pass	Special Mention	Substandard	Doubtful	Total
	(in thousands)
Commercial	$533,287	$22,608	$12,810	$264	$568,969
Commercial real estate	1,707,191	21,488	22,712	—	1,751,391
Commercial construction	218,788	—	1,479	—	220,267
Residential real estate	220,376	—	3,758	—	224,134
Consumer	2,362	—	92	—	2,454

Total loans	$2,682,004	$44,096	$40,851	$264	$2,767,215

As Restated:	June 30, 2015
	Pass	Special Mention	Substandard	Doubtful	Total
	(in thousands)
Commercial	$476,528	$79,367	$12,810	$264	$568,969
Commercial real estate	1,707,191	21,488	22,712	—	1,751,391
Commercial construction	218,788	—	1,479	—	220,267
Residential real estate	220,376	—	3,758	—	224,134
Consumer	2,362	—	92	—	2,454

Total loans	$2,625,245	$100,855	$40,851	$264	$2,767,215

	December 31, 2014
	Pass	Special Mention	Substandard	Doubtful	Total
	(in thousands)
Commercial	$481,638	$3,686	$14,203	$289	$499,816
Commercial real estate	1,596,606	14,140	23,764	—	1,634,510
Commercial construction	165,880	1,479	—	—	167,359
Residential real estate	230,772	—	4,195	—	234,967
Consumer	2,778	—	101	—	2,879

Total loans	$2,477,674	$19,305	$42,263	$289	$2,539,531

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 6. Loans and the Allowance for Loan and Lease Losses – (continued)

The following table provides an analysis of the impaired loans, by loan segment, at June 30, 2015 and December 31, 2014:

As Reported:

	June 30, 2015
	Recorded Investment	Unpaid Principal Balance	Related Allowance
No related allowance recorded	(in thousands)
Commercial	$713	$741
Commercial real estate	3,857	4,222
Residential real estate	3,446	3,849
Consumer	100	92
Total	$8,116	$8,904

With an allowance recorded
Commercial	$4,357	$4,365	$642
Commercial real estate	1,492	1,435	249
Total	$5,849	$5,800	$891

Total
Commercial	$5,070	$5,106	$642
Commercial real estate	5,349	5,657	249
Residential real estate	3,446	3,849	—
Consumer	100	92	—
Total	$13,965	$14,704	$891

As Restated:

	June 30, 2015
	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(in thousands)
No related allowance recorded
Commercial	$76,088	$75,881
Commercial real estate	3,857	4,222
Residential real estate	3,446	3,849
Consumer	100	92
Total	$83,491	$84,044

With an allowance recorded
Commercial	$4,357	$4,365	$642
Commercial real estate	1,492	1,435	249
Total	$5,849	$5,800	$891

Total
Commercial	$80,445	$80,246	$642
Commercial real estate	5,349	5,657	249
Residential real estate	3,446	3,849	—
Consumer	100	92	—
Total	$89,340	$89,844	$891

	December 31, 2014
	Recorded Investment	Unpaid Principal Balance	Related Allowance
No related allowance recorded	(in thousands)
Commercial	$481	$527
Commercial real estate	5,890	6,587
Residential real estate	3,072	3,407
Consumer	109	101
Total	$9,552	$10,622

With an allowance recorded
Commercial	$387	$390	$111
Commercial real estate	3,520	3,520	151
Total	$3,907	$3,910	$262

Total
Commercial	$868	$917	$111
Commercial real estate	9,410	10,107	151
Residential real estate	3,072	3,407	—
Consumer	109	101	—
Total	$13,459	$14,532	$262

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 6. Loans and the Allowance for Loan and Lease Losses – (continued)

The following table provides an analysis related to the average recorded investment and interest income recognized on impaired loans by segment as of and for the three and six months ended June 30, 2015 and 2014 (in thousands):

As Reported:

	Three Months Ended June 30,				Six Months Ended June 30,
	2015		2014		2015		2014
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized

Impaired loans with no related allowance recorded:

Commercial	$722	$—	$1,357	$16	$713	$—	$1,370	$30
Commercial real estate	3,898	13	3,112	42	3,935	32	3,123	43
Residential real estate	3,481	2	2,229	24	3,512	4	2,280	31
Consumer	102	2	113	1	105	2	115	3
Total	$8,203	17	$6,811	83	$8,265	$38	$6,888	$107

Impaired loans with an allowance recorded:

Commercial	$1,559	$—	$—	$—	$1,569	$—	$—	$—
Commercial real estate	4,298	—	3,600	43	4,268	—	3,600	85
Total	$5,857	$—	$3,600	$43	$5,837	$—	$3,600	$85

Total impaired loans:

Commercial	$2,281	$—	$1,357	$16	$2,282	$—	$1,370	$30
Commercial real estate	8,196	13	6,712	85	8,202	32	6,723	128
Residential mortgage	3,481	2	2,229	24	3,512	4	2,280	31
Consumer	102	2	113	1	105	2	115	3
Total	$14,060	$17	$10,411	$126	14,101	$38	$$10,488	$192

As Restated:

	Three Months Ended June 30,				Six Months Ended June 30,
	2015		2014		2015		2014
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized

Impaired loans with no related allowance recorded:

Commercial	$76,744	$484	$1,357	$16	$37,855	$484	$1,370	$30
Commercial real estate	3,898	13	3,112	42	3,935	32	3,123	43
Residential real estate	3,481	2	2,229	24	3,512	4	2,280	31
Consumer	102	2	113	1	105	2	115	3
Total	$84,225	$501	$6,811	$83	$45,407	$522	$6,888	$107

Impaired loans with an allowance recorded:

Commercial	$1,559	$—	$—	$—	$1,569	$—	$—	$—
Commercial real estate	4,298	—	3,600	43	4,268	—	3,600	85
Total	$5,857	$—	$3,600	$43	$5,837	$—	$3,600	$85

Total impaired loans:

Commercial	$78,303	$484	$1,357	$16	$39,424	$484	$1,370	$30
Commercial real estate	8,196	13	6,712	85	8,203	32	6,723	128
Residential mortgage	3,481	2	2,229	24	3,512	4	2,280	31
Consumer	102	2	113	1	105	2	115	3
Total	$90,082	$501	$10,411	$126	$51,244	$522	$10,488	$192

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 6. Loans and the Allowance for Loan and Lease Losses – (continued)

The following table details, at the period presented, the amount of loans receivable that are evaluated individually, and collectively, for impairment (excluding net deferred loan fees), acquired, and the related portion of the allowance for loan and lease losses that are allocated to each loan portfolio segment:

As Reported:

	June 30, 2015
	Commercial	Commercial real estate	Commercial construction	Residential real estate	Consumer	Unallocated	Total
	(in thousands)
Allowance for loan and lease losses
Individually evaluated for impairment	$642	$249	$—	$—	$—	$—	$891
Collectively evaluated for impairment	3,991	8,946	1,945	1,161	7	539	16,589
Acquired with deteriorated credit quality	—	—	—	—	—	—	—
Total	$4,633	$9,195	$1,945	$1,161	$7	$539	$17,480

Loans receivable
Individually evaluated for impairment	$5,070	$5,349	$—	$3,446	$100	$—	$13,965
Collectively evaluated for impairment	556,779	1,744,239	220,267	220,371	2,354	—	2,744,010
Acquired with deteriorated credit quality	7,120	1,803	—	317	—	—	9,240
Total	$568,969	$1,751,391	$220,267	$224,134	$2,454	$—	$2,767,215

As Restated:

	June 30, 2015
	Commercial	Commercial real estate	Commercial construction	Residential real estate	Consumer	Unallocated	Total
	(in thousands)
Allowance for loan and lease losses
Individually evaluated for impairment	$642	$249	$—	$—	$—	$—	$891
Collectively evaluated for impairment	3,991	8,946	1,945	1,161	7	539	16,589
Acquired with deteriorated credit quality	—	—	—	—	—	—	—
Total	$4,633	$9,195	$1,945	$1,161	$7	$539	$17,480

Loans receivable
Individually evaluated for impairment	$80,445	$5,349	$—	$3,446	$100	$—	$89,340
Collectively evaluated for impairment	481,404	1,744,239	220,267	220,371	2,354	—	2,668,635
Acquired with deteriorated credit quality	7,120	1,803	—	317	—	—	9,240
Total	$568,969	$1,751,391	$220,267	$224,134	$2,454	$—	$2,767,215

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

As Reported: Loans modified in a troubled debt restructuring totaled a recorded investment of $2.8 million at June 30, 2015, of which $1.1 million were on nonaccrual status. The remaining loans modified were current and have complied with the terms of their restructure agreement. At December 31, 2014, loans modified in a troubled debt restructuring totaled $2.8 million, of which $1.0 million were on nonaccrual status. The remaining loans modified were current at the time of the restructuring and have complied with the terms of their restructure agreement. The Company has allocated no specific allocations with respect to loans whose loan terms had been modified in troubled debt restructurings as of June 30, 2015 and December 31, 2014. The TDRs presented as of June 30, 2015 and December 31, 2014 did not increase the allowance for loan and lease losses.

As Restated: Loans modified in a troubled debt restructuring totaled a recorded investment of $75.4 million at June 30, 2015, of which $1.1 million were on nonaccrual status. The remaining loans modified were current and have complied with the terms of their restructure agreement. At December 31, 2014, loans modified in a troubled debt restructuring totaled $2.8 million, of which $1.0 million were on nonaccrual status. The remaining loans modified were current at the time of the restructuring and have complied with the terms of their restructure agreement. The Company has allocated no specific allocations with respect to loans whose loan terms had been modified in troubled debt restructurings as of June 30, 2015 and June 30, 2014. The TDRs presented as of June 30, 2015 and June 30, 2014 did not increase the allowance for loan and lease losses for both the three and six months ended June 30, 2015 and the three and six months ended June 30, 2014.

As Restated: No specific allowance for loan loss allocation associated with taxi medallion lending was required at June 30, 2015. Specific allocations for taxi medallion lending are calculated as the present value of estimated cash flows, including contractual debt interest service through maturity and principal repayments based on the fair value of the collateral, excluding any consideration for the personal guarantees of borrowers, which provides an additional source of repayment but cannot be relied upon. The valuation per corporate medallion used for the calculation at June 30, 2015 was $884,000.

As Reported: There were no troubled debt restructurings occurring during the six months ended June 30, 2015.

As Restated: The following table presents loans by class modified as troubled debt restructurings that occurred during the six months ended June 30, 2015 (dollars in thousands):

	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled debt restructurings:
Commercial	47	$75,375	$75,375
Commercial real estate	—	—	—
Commercial construction	—	—	—
Residential real estate	—	—	—
Consumer	—	—	—

Total	47	$75,375	$75,375

As Restated: The increase in TDRs was due to loans secured by New York City taxi medallions that were modified during the second quarter of 2015. The modifications consisted of a deferral of principal amortization from approximately 25-30 year amortization to interest-only. There was no extension of the loans’ contractual maturity dates, there was no forgiveness of principal, and the interest rates on these loans were increased from approximately 3%-3.25% to 3.75%. These loans were accruing prior to modification and remained in accrual status post-modification.

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

As discussed in Note 1a to the unaudited consolidated financial statements, the financial statements for the three and six month periods ending June 30, 2014 presented in Part I, Item 1 have been restated to correct an error related to the identification of troubled debt restructurings. The information presented in Item 2 has also been restated to be consistent with the financial statements presented in Part I, Item 1.

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

Operating Results Overview

On July 1, 2014, the merger of equals with Center Bancorp, Inc. and legacy ConnectOne was completed (the “Merger”). Accordingly, second quarter 2015 results reflect the operations of the combined entity, whereas, historical financial information prior to July 1, 2014 includes only the operations of Center Bancorp, Inc., the legal and accounting acquirer in the transaction. On July 1, 2014, the combined company changed its name to ConnectOne.

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

	June 30, 2015	December 31, 2014
	(in thousands)
Nonaccrual loans	$12,145	$11,610
Other real estate owned	1,564	1,108
Total nonperforming assets	$13,709	$12,718

As Reported: Performing troubled debt restructured loans	$1,697	$1,763

As Restated: Performing troubled debt restructured loans	$77,132	$1,763

Loans 90 days or more past due and still accruing	—	1,211
Purchased-credit impaired loans (carrying amount)	9,240	9,821

As Restated: The increase in TDRs was due to 47 loans secured by NYC taxi medallions totaling $75.4 million that were modified in troubled debt restructurings during the second quarter of 2015. The modifications consisted of a deferral of principal amortization from approximately 25-30 year amortization to interest-only. There was no extension of the loans’ contractual maturity dates and the loans’ interest rates were increased from approximately 3%-3.25% to 3.75%. There was no forgiveness of principal and the average remaining maturity of the loans was approximately 23 months at the time of modification. These loans were accruing prior to modification and remained in accrual status post-modification.

As Reported: During the six months ended June 30, 2015, “special mention” loans, which include acceptable credit quality loans which possess higher risk characteristics than satisfactory assets, increased from $19.3 million, or 0.8% of total loans, at December 31, 2014 to $44.1 million, or 1.6% of total loans, at June 30, 2015.  The increase in “special mention” loans was due to downgrades of specific credits in both the commercial and commercial real estate segments of the loan portfolio.  The commercial loans were downgraded due to a weakening financial condition of one guarantor of certain taxi medallion loans, while the commercial real estate loans were downgraded due to borrowers’ declining operating cash flows. The aforementioned loans are accruing and current as of June 30, 2015.

As Restated: During the six months ended June 30, 2015, “special mention” loans, which include acceptable credit quality loans which possess higher risk characteristics than satisfactory assets, increased from $19.3 million, or 0.8% of total loans, at December 31, 2014 to $100.9 million, or 3.6% of total loans, at June 30, 2015.  The increase in “special mention” loans was due to downgrades of specific credits in both the commercial and commercial real estate segments of the loan portfolio.  The commercial loans were downgraded due to $75.4 million of taxi medallion loans being classified as troubled debt restructurings during the second quarter of 2015.

As Restated: No specific allowance for loan loss allocation associated with taxi medallion lending was required at June 30, 2015. Specific allocations for taxi medallion lending are calculated as the present value of estimated cash flows, including contractual debt interest service through maturity and principal repayments based on the fair value of the collateral, excluding any consideration for the personal guarantees of borrowers, which provides an additional source of repayment but cannot be relied upon. The valuation per corporate medallion used for the calculation at June 30, 2015 was $884,000.

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

Item 4. Controls and Procedures

a) Disclosure controls and procedures. As of the end of the Company’s most recently completed fiscal quarter covered by this report, the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-15. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, the Company’s disclosure controls and procedures are not effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and are operating in an effective manner and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

In the course of business, and from time to time, the Company modifies loans at the request of borrowers.  Modifications that involve borrowers experiencing financial difficulties and that result in concessions regarding loan terms including reduced interest rates, deferral of principal and extension of maturities can be deemed troubled debt restructurings.  We recently identified material weaknesses in our controls over the identification and measurement of troubled debt restructurings in our taxi medallion portfolio, which, due to loan size and structure, is underwritten using market and industry data, and did not contain individual loan information required to accurately assess whether or not a modification should be deemed a TDR. Upon completion of the review, it was determined that $75.4 million carrying value of taxi medallion loans, which were originally deemed to not be TDRs, should have been deemed TDRs when they were modified in April 2015. None of the remaining $27.9 million taxi medallion loan portfolio have been modified.

b) Changes in internal controls over financial reporting. There have been no changes in the Company’s internal controls over financial reporting that occurred during the Company’s last fiscal quarter to which this report relates that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting. Management is currently in the process of improving its controls with respect to identifying and measuring impairment of TDRs when loans are modified by reviewing and enhancing the financial documentation on an individual loan basis, calculating impairment based on objectively verifiable evidence and by strengthening management oversight.

PART II – OTHER INFORMATION

Item 1a. Risk Factors

In addition to the risks described under Item 1A –Risk Factors of our Annual Report on Form 10-K, investors in our securities should consider the following additional information:

As Reported:

Risks Related to our Mortgage Banking Operations

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

Item 1a. Risk Factors

In addition to the risks described under Item 1A –Risk Factors of our Annual Report on Form 10-K, investors in our securities should consider the following additional information:

As Restated:

Due to the restatement of our Quarterly Report for the quarter ended June 30, 2015, we have concluded that our disclosure controls and procedures may not be effective.

As disclosed elsewhere in this Quarterly Report, we recently identified material weaknesses in our controls over the identification and measurement of troubled debt restructurings in our taxi medallion portfolio, which, due to loan size and structure, is underwritten using market and industry data, and did not contain individual loan information required to accurately assess whether or not a modification should be deemed a troubled debt restructuring (“TDR”). Upon completion of the review, it was determined that $75.4 million in carrying value of taxi medallion loans, which were originally deemed to not be TDRs, should have been deemed TDRs when they were modified in April 2015. All of the modified loans are fully performing in accordance with their modified terms, and there have been no missed payments regarding any of the modified loans.

When such errors occur, we evaluate the impact on our disclosure controls and procedures, including our internal controls over financial reporting. Because our controls did not timely identify the modified loans as TDRs, we have concluded our disclosure controls and procedures, with regard to the identification of TDRs in our taxi medallion portfolio, are not effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Management is currently in the process of improving its controls with respect to identifying and measuring impairment of TDRs when loans are modified by reviewing and enhancing the financial documentation on an individual loan basis, calculating impairment based on objectively verifiable evidence and by strengthening management oversight. However, we can give you no assurances that we may not discover additional issues which make us conclude that our disclosure controls and procedures are not effective in the future, or that the failure of our disclosure controls and procedures may not have a material adverse effect on our results of operations or financial condition.

Changes in the value of New York City taxi medallions could have a material impact on our future reported results of operations, and could cause significant volatility in our reported results of operations in future periods.

A significant portion ($75.4 million) of our portfolio of loans secured by New York City taxi medallions has been classified as troubled debt restructurings (“TDRs”) and the level of specific allocations we may need to recognize with regard to these loans in future periods will be largely dependent upon the valuation we assign to these medallions. Because reported sales prices of these medallions recently have been very volatile, as the industry is under competitive stress, and do not necessarily represent orderly sales, we may also need to take into consideration factors beyond the market price of the medallions in determining our valuation, such as cash flow and industry prospects. In any case, our valuation may be volatile from period to period, and could result in our recognizing significant additional provisions if our valuation declines, while an increase in our valuation could result in a recapture, or reversal, of any such additional provisions. As a result, our results of operations could be materially adversely affected by declines in our valuation of New York City taxi medallions, even if our loans continue to perform as agreed, and we could experience significant volatility in our reported earnings if the reported prices for these medallions continue to be unsettled.

Risks Related to our Mortgage Banking Operations

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

ConnectOne Bancorp, Inc.

(Registrant)

By:	/s/ Frank Sorrentino III	By:	/s/ William S. Burns
	Frank Sorrentino III		William S. Burns
	Chairman and Chief Executive Officer		Executive Vice President and Chief Financial Officer

	Date: November 9, 2015		Date: November 9, 2015

