Form 10-Q
period 2015-09-30
ConnectOne Bancorp, Inc.
filed 2015-11-09
CIK 712771

UNITED STATES OF AMERICA

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2015

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, no par value:	30,084,744 shares
(Title of Class)	(Outstanding as of November 9, 2015)

Table of Contents

		Page

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements
	Consolidated Statements of Condition at September 30, 2015 (unaudited) and December 31, 2014	3
	Consolidated Statements of Income for the three and nine months ended September 30, 2015 and 2014 (unaudited)	4
	Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2015 and 2014 (unaudited)	5
	Consolidated Statements of Changes in Stockholders’ Equity for the nine months ended September 30, 2015 (unaudited) and for the year ended December 31, 2014	6
	Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and 2014 (unaudited)	7
	Notes to Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	41

Item 3.	Qualitative and Quantitative Disclosures about Market Risks	54

Item 4.	Controls and Procedures	55

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	56

Item 1a.	Risk Factors	56

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	56

Item 3.	Defaults Upon Senior Securities	56

Item 4.	Mine Safety Disclosures	56

Item 5.	Other Information	56

Item 6.	Exhibits	57

SIGNATURES

Item 1. Financial Statements

ConnectOne Bancorp, inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CONDITION

(in thousands, except for share data)	September 30, 2015	December 31, 2014
	(unaudited)
ASSETS
Cash and due from banks	$30,100	$31,813
Interest-bearing deposits with banks	128,421	95,034
Cash and cash equivalents	158,521	126,847

Investment securities:
Available-for-sale	224,214	289,532
Held-to-maturity (fair value of $234,493 and $231,445)	227,221	224,682

Loans held for sale	990	—
Loans receivable	2,953,381	2,538,641
Less: Allowance for loan and lease losses	21,533	14,160
Net loans receivable	2,931,848	2,524,481

Investment in restricted stock, at cost	30,362	23,535
Bank premises and equipment, net	21,523	20,653
Accrued interest receivable	11,662	11,700
Bank-owned life insurance	53,681	52,518
Other real estate owned	3,244	1,108
Goodwill	145,909	145,909
Core deposit intangibles	4,125	4,825
Other assets	24,953	22,782
Total assets	$3,838,253	$3,448,572
LIABILITIES
Deposits:
Noninterest-bearing	$586,643	$492,515
Interest-bearing	2,079,981	1,983,092
Total deposits	2,666,624	2,475,607
Borrowings	621,674	495,553
Subordinated debentures	55,155	5,155
Other liabilities	23,654	26,038
Total liabilities	3,367,107	3,002,353

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $1,000 liquidation value per share, authorized 5,000,000 shares; issued and outstanding 11,250 shares of Series B preferred stock at September 30, 2015 and December 31, 2014; total liquidation value of $11,250 at September 30, 2015 and December 31, 2014	11,250	11,250
Common stock, no par value, authorized 50,000,000 shares; issued 32,261,541 shares at September 30, 2015 and 31,758,558 at December 31, 2014; outstanding 30,197,619 shares at September 30, 2015 and 29,694,636 at December 31, 2014	374,287	374,287
Additional paid-in capital	8,315	6,015
Retained earnings	97,321	72,398
Treasury stock, at cost (2,063,922 common shares at September 30, 2015 and December 31, 2014)	(16,717)	(16,717)
Accumulated other comprehensive loss	(3,310)	(1,014)
Total stockholders’ equity	471,146	446,219
Total liabilities and stockholders’ equity	$3,838,253	$3,448,572

See accompanying notes to unaudited consolidated financial statements.

ConnectOne Bancorp, inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except for share and per share data)	2015	2014	2015	2014

Interest income
Interest and fees on loans	$32,276	$28,098	91,807	$48,670
Interest and dividends on investment securities:
Taxable	2,669	2,916	8,340	8,840
Tax-exempt	901	892	2,666	2,840
Dividends	297	349	797	639
Interest on federal funds sold and other short-term investments	43	88	127	88
Total interest income	36,186	32,343	103,737	61,077
Interest expense
Deposits	3,655	2,725	9,980	5,343
Borrowings	2,804	2,072	7,060	4,914
Total interest expense	6,459	4,797	17,040	10,257
Net interest income	29,727	27,546	86,697	50,820
Provision for loan and lease losses	4,175	1,300	7,550	2,209
Net interest income after provision for loan and lease losses	25,552	26,246	79,147	48,611
Noninterest income
Annuities and insurance commissions	77	94	210	299
Bank-owned life insurance	388	401	1,162	912
Net gains on sale of loans held for sale	63	65	276	144
Deposit, loan and other income	1,224	502	2,145	1,967
Insurance recovery	—	—	2,224	—
Net gains on sales of investment securities	2,067	111	2,793	2,100
Total noninterest income	3,819	1,173	8,810	5,422
Noninterest expenses
Salaries and employee benefits	6,905	6,243	20,480	13,153
Occupancy and equipment	1,916	1,781	5,785	3,658
FDIC insurance	535	504	1,535	1,092
Professional and consulting	836	530	2,045	1,289
Marketing and advertising	247	209	634	276
Data processing	957	902	2,686	1,761
Merger-related expenses	—	8,784	—	10,573
Loss on extinguishment of debt	—	4,550	2,397	4,550
Amortization of core deposit intangible	217	248	700	260
Other expenses	1,688	1,649	4,643	3,028
Total noninterest expenses	13,301	25,400	40,905	39,640
Income before income tax expense	16,070	2,019	47,052	14,393
Income tax expense	5,228	253	15,309	3,851
Net income	10,842	1,766	31,743	10,542
Less: Preferred stock dividends	28	28	84	84
Net income available to common stockholders	$10,814	$1,738	31,659	$10,458

Earnings per common share:
Basic	$0.36	$0.06	1.06	$0.50
Diluted	$0.36	$0.06	1.04	$0.49
Weighted average common shares outstanding:
Basic	30,045,818	29,636,001	29,786,374	20,819,241
Diluted	30,335,571	30,108,103	30,323,376	21,285,452
Dividend per common share	$0.075	$0.075	0.225	$0.225

See accompanying notes to unaudited consolidated financial statements.

ConnectOne Bancorp, inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2015	2014	2015	2014
Net income	$10,842	$1,766	$31,743	$10,542
Other comprehensive (loss) income, net of tax:
Unrealized gains and losses on securities available-for-sale:
Unrealized holding (losses) gains on available-for-sale securities	108	(1,171)	(1,196)	5,656
Tax effect	(39)	584	485	(1,882)
Net of tax amount	69	(587)	(711)	3,774
Reclassification adjustment for realized gains arising during this period	(2,067)	(111)	(2,793)	(2,100)
Tax effect	794	42	1,091	601
Net of tax amount	(1,273)	(69)	(1,702)	(1,499)
Amortization of unrealized holding losses on securities transferred from available-for-sale to held-to-maturity	37	57	165	156
Tax effect	(15)	(24)	(67)	(67)
Net of tax amount	22	33	98	89
Unrealized losses on cash flow hedges	(855)	—	(1,153)	—
Tax effect	349	—	471	—
Net of tax amount	(506)	—	(682)	—
Pension plan:
Actuarial gains	183	—	1,186	1,281
Tax effect	(75)	—	(485)	(523)
Net of tax amount	108	—	701	758
Total other comprehensive (loss) income	(1,580)	(623)	(2,296)	3,122
Total comprehensive income	$9,262	$1,143	$29,447	$13,664

See accompanying notes to unaudited consolidated financial statements.

ConnectOne Bancorp, inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(unaudited)

(dollars in thousands, except for per share data)	Preferred Stock	Common Stock	Additional Paid In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance as of January 1, 2014	$11,250	$110,056	$4,986	$61,914	$(17,078)	$(2,544)	$168,584
Net income	—	—	—	18,565	—	—	18,565
Other comprehensive income, net of tax	—	—	—	—	—	1,530	1,530
Dividend on series B preferred stock	—	—	—	(112)	—	—	(112)
Issuance cost of common stock	—	—	—	(7)	—	—	(7)
Cash dividends declared on common stock ($0.300 per share)	—	—	—	(7,962)	—	—	(7,962)
Exercise of 100,911 stock options	—	—	806	—	361	—	1,167
Stock issued (13,221,152 shares) and options acquired (783,732 shares) in acquisition of Legacy ConnectOne	—	264,231	—	—	—	—	264,231
Stock-based compensation expense	—	—	223	—	—	—	223
Balance as of December 31, 2014	11,250	374,287	6,015	72,398	(16,717)	(1,014)	446,219
Net income	—	—	—	31,743	—	—	31,743
Other comprehensive loss, net of tax	—	—	—	—	—	(2,296)	(2,296)
Dividend on series B preferred stock	—	—	—	(84)	—	—	(84)
Cash dividends declared on common stock ($0.225 per share)	—	—	—	(6,736)	—	—	(6,736)
Exercise of stock options (340,492 shares)	—	—	1,424	—	—	—	1,424
Restricted stock and performance units grants (162,491 shares)	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	876	—	—	—	876
Balance as of September 30, 2015	$11,250	$374,287	$8,315	$97,321	$(16,717)	$(3,310)	$471,146

See accompanying notes to unaudited consolidated financial statements.

ConnectOne Bancorp, inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

(in thousands)	Nine months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net income	$31,743	$10,542
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of premiums and accretion of discounts on investment securities, net	1,442	1,966
Depreciation and amortization	2,420	1,717
Provision for loan losses	7,550	2,209
Stock-based compensation	876	51
Gains on sales of investment securities, net	(2,793)	(2,100)
Net loss on sale of other real estate owned	112	23
Loans originated for resale	(18,004)	(7,316)
Proceeds from sale of loans held for sale	17,290	6,730
Gains on sale of loans held for sale	(276)	(144)
Decrease in accrued interest receivable	38	296
Increase in cash surrender value of bank-owned life insurance	(1,163)	(912)
(Increase) decrease in other assets	(3,324)	1,128
Increase (decrease) in other liabilities	294	(3,791)
Net cash provided by operating activities	36,205	10,399
Cash flows from investing activities:
Investment securities available-for-sale:
Purchases	(34,796)	(31,550)
Sales	44,397	66,738
Maturities, calls and principal repayments	53,542	20,951
Investment securities held-to-maturity:
Purchases	(17,531)	(8,310)
Maturities and principal repayments	14,702	6,235
Net (purchases) redemptions of restricted investment in bank stocks	(6,827)	4,710
Net increase in loans	(417,291)	(167,314)
Purchases of premises and equipment	(2,590)	(2,199)
Cash acquired in acquisition of Legacy ConnectOne	—	70,318
Proceeds from sale of other real estate owned	126	1,562
Net cash (used in) provided by investing activities	(366,268)	(38,859)
Cash flows from financing activities:
Net increase in deposits	191,017	75,821
Increase in subordinated debt	50,000	—
Advances of FHLB borrowings	625,000	11,590
Repayments of FHLB borrowings	(482,879)	—
Net decrease in repurchase agreements	(16,000)	—
Cash dividends on preferred stock	(84)	(84)
Cash dividends paid on common stock	(6,741)	(4,681)
Issuance cost of common stock	—	(7)
Tax benefit of options exercised	—	357
Proceeds from exercise of stock options	1,424	785
Net cash provided (used in) by financing activities	361,737	83,781
Net change in cash and cash equivalents	31,674	55,321
Cash and cash equivalents at beginning of period	126,847	82,692

Cash and cash equivalents at end of period	$158,521	$138,013
Supplemental disclosures of cash flow information:
Cash payments for:
Interest paid on deposits and borrowings	$15,940	$10,222
Income taxes	17,045	4,653
Supplemental disclosures of non-cash investing activities:
Transfer of loans to other real estate owned	2,374	—
Dividends declared, not paid	(5)	1,063

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

The Bank is a community-based, full-service New Jersey-chartered commercial bank that was founded in 2005. The Bank operates from its headquarters located at 301 Sylvan Avenue in the Borough of Englewood Cliffs, Bergen County, New Jersey and through its twenty-one other banking offices. Substantially all loans are secured by specific items of collateral including business assets, consumer assets, and commercial and residential real estate. Commercial loans are expected to be repaid from cash flow from business operations. There are no significant concentrations of loans to any one industry or client. However, the clients’ ability to repay their loans is dependent on the cash flows, real estate and general economic conditions in the area.

The following unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and, accordingly, do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2015, or for any other interim period. The Company’s 2014 Annual Report on Form 10-K, should be read in conjunction with these financial statements.

In preparing the consolidated financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities as of the dates of the consolidated statements of condition and that affect the results of operations for the periods presented. Actual results could differ significantly from those estimates.

The consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”). Some items in the prior year financial statements were reclassified to conform to current presentation. Reclassifications had no effect on prior year net income or stockholders’ equity.

Note 2. New Authoritative Accounting Guidance

ASU No. 2015-03, “Interest—Imputation of Interest (Subtopic 835-30) Simplifying the Presentation of Debt Issuance Costs” requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in the ASU No. 2015-03. ASU No. 2015-03 will be effective for reporting periods (including interim periods) beginning after December 15, 2015. ASU No. 2015-03 became effective for the Company on January 1, 2015 and did not have a significant impact on its consolidated financial statements.

Note 3. Business Combinations

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

(unaudited)

Note 3. Business Combinations – (continued)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 3. Business Combinations – (continued)

Except for collateral dependent loans with deteriorated credit quality, the fair values for loans acquired from Legacy ConnectOne were estimated using cash flow projections based on the remaining maturity and repricing terms. Cash flows were adjusted by estimated future credit losses and the rate of prepayments. Projected monthly cash flows were then discounted to present value using a risk-adjusted market rate for similar loans. For collateral dependent loans with deteriorated credit quality, fair value was estimated by analyzing the value of the underlying collateral, assuming the fair values of the loans were derived from the eventual sale of the collateral. These values were discounted using market derived rates of returns, with consideration given to the period of time and costs associated with the foreclosure and disposition of the collateral. There was no carryover of Legacy ConnectOne allowance for loan and lease losses associated with the loans that were acquired, as the loans were initially recorded at fair value on the date of the Merger.

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

Note 4. Earnings per Common Share

Basic earnings per common share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding. Diluted EPS includes any additional common shares as if all potentially dilutive common shares were issued (e.g., stock options). The Company’s weighted average common shares outstanding for diluted EPS include the effect of stock options and restricted stock awards outstanding using the Treasury Stock Method, which are not included in the calculation of basic EPS.

Earnings per common share have been computed as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2015	2014	2015	2014
Net income	$10,842	$1,766	$31,743	$10,542
Less: preferred stock dividends	(28)	(28)	(84)	(84)
Net income available to common stockholders	$10,814	$1,738	31,659	10,458
Basic weighted average common shares outstanding	30,046	29,636	29,786	20,819
Plus: effect of dilutive options and awards	290	472	537	466
Diluted weighted average common shares outstanding	30,336	30,108	30,323	21,285
Earnings per common share:
Basic	$0.36	$0.06	$1.06	$0.50
Diluted	0.36	0.06	1.04	0.49

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 5. Investment Securities

The Company’s investment securities are classified as available-for-sale and held-to-maturity at September 30, 2015 and December 31, 2014. Investment securities available-for-sale are reported at fair value with unrealized gains or losses included in equity, net of tax. Accordingly, the carrying value of such securities reflects their fair value as of September 30, 2015. Fair value is based upon either quoted market prices, or in certain cases where there is limited activity in the market for a particular instrument, assumptions are made to determine their fair value. See Note 8 of the Notes to Consolidated Financial Statements for a further discussion.

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

The following tables present information related to the Company’s investment securities at September 30, 2015 and December 31, 2014.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	September 30, 2015
	(in thousands)
Investment securities available-for-sale
Federal agency obligations	$30,474	$438	$(7)	$30,905
Residential mortgage pass-through securities	46,943	1,162	(14)	48,091
Commercial mortgage pass-through securities	2,996	59	—	3,055
Obligations of U.S. states and political subdivisions	8,191	191	—	8,382
Trust preferred securities	16,087	385	(150)	16,322
Corporate bonds and notes	76,049	2,418	(81)	78,386
Asset-backed securities	21,403	2	(275)	21,130
Certificates of deposit	1,896	27	(3)	1,920
Equity securities	376	—	(38)	338
Other securities	15,715	67	(97)	15,685
Total	$220,130	$4,749	$(665)	$224,214
Investment securities held-to-maturity
U.S. Treasury and agency securities	$28,419	$1,328	$—	$29,747
Federal agency obligations	35,519	642	(47)	36,114
Residential mortgage-backed securities	4,240	19	(1)	4,258
Commercial mortgage-backed securities	4,150	97	—	4,247
Obligations of U.S. states and political subdivisions	118,877	4,470	(46)	123,301
Corporate bonds and notes	36,016	888	(78)	36,826
Total	$227,221	$7,444	$(172)	$234,493

Total investment securities	$447,351	$12,193	$(837)	$458,707

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 5. Investment Securities – (continued)

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	December 31, 2014
	(in thousands)
Investment securities available-for-sale
Federal agency obligations	$32,650	$217	$(50)	$32,817
Residential mortgage pass-through securities	58,836	1,531	(11)	60,356
Commercial mortgage pass-through securities	3,042	4	—	3,046
Obligations of U.S. states and political subdivisions	8,201	205	—	8,406
Trust preferred securities	16,086	489	(269)	16,306
Corporate bonds and notes	119,838	5,950	(11)	125,777
Asset-backed securities	27,393	140	(31)	27,502
Certificates of deposit	2,098	27	(2)	2,123
Equity securities	376	—	(69)	307
Other securities	12,941	33	(82)	12,892
Total	$281,461	$8,596	$(525)	$289,532
Investment securities held-to-maturity
U.S. Treasury and agency securities	$28,264	$920	$—	$29,184
Federal agency obligations	27,103	322	(28)	27,397
Residential mortgage-backed securities	5,955	28	—	5,983
Commercial mortgage-backed securities	4,266	50	—	4,316
Obligations of U.S. states and political subdivisions	120,144	4,512	(60)	124,596
Corporate bonds and notes	38,950	1,026	(7)	39,969
Total	$224,682	$6,858	$(95)	$231,445

Total investment securities	$506,143	$15,454	$(620)	$520,977

The following table presents information for investment securities at September 30, 2015, based on scheduled maturities. Actual maturities can be expected to differ from scheduled maturities due to prepayment or early call options of the issuer.

	September 30, 2015
	Amortized Cost	Fair Value
	(in thousands)
Investment securities available-for-sale:
Due in one year or less	$16,296	$16,443
Due after one year through five years	30,271	31,401
Due after five years through ten years	55,740	56,953
Due after ten years	51,793	52,248
Residential mortgage pass-through securities	46,943	48,091
Commercial mortgage pass-through securities	2,996	3,055
Equity securities	376	338
Other securities	15,715	15,685
Total	$220,130	$224,214
Investment securities held-to-maturity:
Due in one year or less	$—	$—
Due after one year through five years	13,571	13,888
Due after five years through ten years	76,126	78,980
Due after ten years	129,134	133,120
Residential mortgage-backed securities	4,240	4,258
Commercial mortgage-backed securities	4,150	4,247
Total	$227,221	$234,493
Total investment securities	$447,351	$458,707

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 5. Investment Securities – (continued)

Gross gains and losses from the sales, calls and maturities of investment securities for the three-month and nine-month periods ended September 30, 2015 and 2014 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2015	2014	2015	2014
Proceeds	$32,125	$2,303	$44,397	$66,738
Gross gains on sales of investment securities	2,067	111	2,793	2,122
Gross losses on sales of investment securities	—	—	—	(22)
Net gains on sales of investment securities	$2,067	$111	$2,793	$2,100
Less: tax provision on net gains	794	42	1,091	601
Total	$1,273	$69	$1,702	$1,499

The Company performs regular analysis on the securities portfolio to determine whether a decline in fair value indicates that an investment is other-than-temporarily impaired in accordance with FASB ASC 320-10. FASB ASC 320-10 requires companies to record other-than-temporary impairment (“OTTI”) charges, through earnings, if they have the intent to sell, or more likely than not will be required to sell, an impaired debt security before recovery of its amortized cost basis. If the Company intends to sell or it is more likely than not it will be required to sell the security before recovery of its amortized cost basis, less any current period credit loss, the OTTI is recognized in earnings equal to the entire difference between the investment’s amortized cost basis and its estimated fair value at the balance sheet date. If the Company does not intend to sell the security and it is more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis less any current period loss, and as such, it determines that a decline in fair value is other than temporary, the OTTI is separated into the amount representing the credit loss and the amount related to all other factors. The amount of the OTTI related to the credit loss is determined based on the present value of cash flows expected to be collected and is recognized in earnings. The amount of the total OTTI related to other factors is recognized in other comprehensive income, net of applicable taxes. The previous amortized cost basis less the OTTI recognized in earnings becomes the new amortized cost basis of the investment.

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

The following table presents detailed information for each single issuer trust preferred security held by the Company at September 30, 2015, of which all but one has at least one rating below investment grade (in thousands):

				Lowest
			Gross	Credit
	Amortized	Fair	Unrealized	Rating
Issuer	Cost	Value	Gain (Loss)	Assigned

Countrywide Capital IV	$1,771	$1,804	$33	BB+
Countrywide Capital V	2,747	2,829	82	BB+
Countrywide Capital V	250	257	7	BB+
Nationsbank Cap Trust III	1,576	1,426	(150)	BB+
Morgan Stanley Cap Trust IV	2,500	2,537	37	BB
Morgan Stanley Cap Trust IV	1,743	1,775	32	BB
Goldman Sachs	1,000	1,149	149	BB
Stifel Financial	4,500	4,545	45	BBB-
Total	$16,087	$16,322	$235

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 5. Investment Securities – (continued)

Temporarily Impaired Investments

The Company does not believe that the unrealized losses, for all securities, which were comprised of 57 and 54 investment securities as of September 30, 2015 and December 31, 2014, respectively, represent an other-than-temporary impairment. The gross unrealized losses associated with U.S. Treasury and agency securities, federal agency obligations, mortgage-backed securities, corporate bonds, tax-exempt securities, asset-backed securities, trust preferred securities, mutual funds and equity securities are not considered to be other than temporary because these unrealized losses are related to changes in interest rates and do not affect the expected cash flows of the underlying collateral or issuer.

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

The Company evaluates all securities with unrealized losses quarterly to determine whether the loss is other than temporary. Unrealized losses in the corporate debt securities category consist primarily of senior unsecured corporate debt securities issued by large financial institutions, insurance companies and other corporate issuers. Single issuer corporate trust preferred securities are also included, and in the case of one holding the market valuation loss is largely based upon the floating rate coupon and corresponding market valuation. Neither that trust preferred issuer, nor any other corporate issuers, have defaulted on interest payments. The unrealized loss in equity securities consists of losses on other bank equities. The decline in fair value is due in large part to the lack of an active trading market for these securities, changes in market credit spreads and rating agency downgrades. Management concluded that these securities were not other-than-temporarily impaired at September 30, 2015.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 5. Investment Securities – (continued)

The following tables indicate gross unrealized losses not recognized in income and fair value, aggregated by investment category and the length of time individual securities have been in a continuous unrealized loss position at September 30, 2015 and December 31, 2014:

	September 30, 2015
	Total		Less than 12 Months		12 Months or Longer
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
Investment securities available-for-sale:
Federal agency obligation	$3,743	$(7)	$3,478	$(5)	$265	$(2)
Residential mortgage pass-through securities	2,283	(14)	2,162	(13)	121	(1)
Trust preferred securities	1,426	(150)	—	—	1,426	(150)
Corporate bonds and notes	8,389	(81)	6,437	(58)	1,952	(23)
Asset-backed securities	19,628	(275)	18,359	(235)	1,269	(40)
Certificates of deposit	220	(3)	220	(3)	—	—
Equity securities	338	(38)	—	—	338	(38)
Other securities	5,597	(97)	—	—	5,597	(97)
Total	$41,624	$(665)	$30,656	$(314)	$10,968	$(351)

Investment securities held-to-maturity:
Federal agency obligation	$5,443	$(47)	$4,614	$(47)	$829	$—
Residential mortgage pass-through securities	438	(1)	391	(1)	47	—
Obligations of U.S. states and political subdivisions	7,313	(46)	7,313	(46)	—	—
Corporate bonds and notes	2,670	(78)	2,670	(78)	—	—
Total	$15,864	$(172)	$14,988	$(172)	$876	$—

Total temporarily impaired securities	$57,488	$(837)	$45,644	$(486)	$11,844	$(351)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 5. Investment Securities – (continued)

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

Investment securities having a carrying value of approximately $142.8 million and $224.7 million at September 30, 2015 and December 31, 2014, respectively, were pledged to secure public deposits, borrowings, Federal Reserve Discount Window and Federal Home Loan Bank advances and for other purposes required or permitted by law.

As of September 30, 2015 and December 31, 2014, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

Note 6 - Derivatives

The Company utilizes interest rate swap agreements as part of its asset liability management strategy to help manage its interest rate risk position. The notional amount of the interest rate swap does not represent amounts exchanged by the parties. The amount exchanged is determined by reference to the notional amount and the other terms of the individual interest rate swap agreements.

Interest rate swaps were entered into on August 24, 2015, October 15, 2014 and December 30, 2014, each with a respective notional amount of $25.0 million and were designated as a cash flow hedge of a Federal Home Loan Bank advance. The swaps were determined to be fully effective during the period presented and therefore no amount of ineffectiveness has been included in net income while the aggregate fair value of the swaps is recorded in other assets (liabilities) with changes in fair value recorded in other comprehensive income (loss). The amount included in accumulated other comprehensive income (loss) would be reclassified to current earnings should the hedges no longer be considered effective. The Company expects the hedges to remain fully effective during the remaining term of the swaps.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 6 – Derivatives – (continued)

Summary information about the interest rate swaps designated as cash flow hedges as of September 30, 2015 and 2014 and December 31, 2014 is presented in the following table.

(dollars in thousands)	September 30, 2015	December 31, 2014	September 30, 2014
Notional amount	$75,000	$50,000	$—
Weighted average pay rates	1.56%	1.58%	—%
Weighted average receive rates	0.30%	0.24%	—%
Weighted average maturity	4.1 years	4.4 years	—
Fair value	$(1,105)	$48	$—

Interest expense recorded on these swap transactions totaled approximately $165 thousand and $528 thousand for the three and nine months ended September 30, 2015, respectively. There were no related expenses during the nine months ended September 30, 2014.

Cash Flow Hedge

The following table presents the net gains (losses), recorded in other comprehensive income and the Consolidated Statements of Income relating to the cash flow derivative instruments for the nine months ended September 30, 2015:

	2015
(in thousands)	Amount of loss recognized in OCI (Effective Portion)	Amount of loss reclassified from OCI to interest income	Amount of loss recognized in other Non-interest income (Ineffective Portion)
Interest rate contracts	$(1,153)	$—	$—

There were no net gains (losses) recorded in accumulated other comprehensive income or in the Consolidated Statement of Income relating to cash flow derivative instruments for the nine months ended September 30, 2014.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 7. Loans and the Allowance for Loan and Lease Losses

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

All interest accrued but not received for loans placed on nonaccrual is reversed against interest income. Interest received on such loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

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

(unaudited)

Note 7. Loans and the Allowance for Loan and Lease Losses – (continued)

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

Composition of Loan Portfolio

The following table sets forth the composition of the Company’s loan portfolio, including net deferred loan fees, at September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014
	(in thousands)
Commercial	$569,605	$499,816
Commercial real estate	1,873,714	1,634,510
Commercial construction	283,623	167,359
Residential real estate	225,158	234,967
Consumer	3,569	2,879
Gross loans	2,955,669	2,539,531
Net deferred loan fees	(2,288)	(890)
Total loans receivable	$2,953,381	$2,538,641

At September 30, 2015 and December 31, 2014, loan balances of approximately $1.6 billion and $1.0 billion, respectively, were pledged to secure borrowings from the Federal Home Loan Bank of New York.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 7. Loans and the Allowance for Loan and Lease Losses – (continued)

Purchased Credit-Impaired Loans

The Company holds purchased loans for which there was, at their acquisition date, evidence of deterioration of credit quality since their origination and it was probable, at acquisition, that all contractually required payments would not be collected.  The carrying amount of those loans is as follows at September 30, 2015 and December 31, 2014.

	September 30, 2015	December 31, 2014
	(in thousands)
Commercial	$7,046	$7,199
Commercial real estate	1,799	1,816
Residential real estate	323	806
Total carrying amount	$9,168	$9,821

For those purchased loans disclosed above, the Company did not increase the allowance for loan and lease losses for the nine months ended September 30, 2015.

The accretable yield, or income expected to be collected, on the purchased loans disclosed above for the nine months ended September 30, 2015 is as follows (in thousands):

	Three Months Ended September 30, 2014	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015
Beginning balance	$5,013	$4,678	$4,805
New loans purchased	—	—	—
Accretion of income	(76)	(53)	(180)
Reclassifications from nonaccretable difference	—	—	—
Disposals	—	—	—
Ending balance	$4,937	$4,625	$4,625

The following table presents information about the recorded investment in loan receivables on nonaccrual status by segment at September 30, 2015 and December 31, 2014:

Loans Receivable on Nonaccrual Status

	September 30, 2015	December 31, 2014
	(in thousands)
Commercial	$5,051	$616
Commercial real estate	3,467	8,197
Commercial construction	1,479	—
Residential real estate	2,891	2,796
Total loans receivable on nonaccrual status	$12,888	$11,609

Nonaccrual loans and loans past due 90 days still on accrual include both smaller balance homogenous loans that are collectively evaluated for impairment and individually classified impaired loans.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 7. Loans and the Allowance for Loan and Lease Losses – (continued)

The Company continuously monitors the credit quality of its loans receivable. In addition to its internal staff, the Company utilizes the services of a third party loan review firm to rate the credit quality of its loans receivable. Credit quality is monitored by reviewing certain credit quality indicators. Assets classified “Pass” are deemed to possess average to superior credit quality, requiring no more than normal attention. Assets classified as “Special Mention” have generally acceptable credit quality yet possess higher risk characteristics/circumstances than satisfactory assets. Such conditions include strained liquidity, slow pay, stale financial statements, or other conditions that require more stringent attention from the lending staff. These conditions, if not corrected, may weaken the loan quality or inadequately protect the Company’s credit position at some future date. Assets are classified “Substandard” if the asset has a well-defined weakness that requires management’s attention to a greater degree than for loans classified special mention. Such weakness, if left uncorrected, could possibly result in the compromised ability of the loan to perform to contractual requirements. An asset is classified as “Doubtful” if it is inadequately protected by the net worth and/or paying capacity of the obligor or of the collateral, if any, that secures the obligation. Assets classified as doubtful include assets for which there is a “distinct possibility” that a degree of loss will occur if the inadequacies are not corrected. The following table presents information, excluding net deferred loan fees, about the Company’s loan credit quality at September 30, 2015 and December 31, 2014:

	September 30, 2015
	Pass	Special Mention	Substandard	Doubtful	Total
	(in thousands)
Commercial	$476,142	$80,516	$12,696	$251	$569,605
Commercial real estate	1,827,412	25,189	21,113	—	1,873,714
Commercial construction	282,144	—	1,479	—	283,623
Residential real estate	222,370	—	2,788	—	225,158
Consumer	3,482	—	87	—	3,569

Total loans	$2,811,550	$105,705	$38,163	$251	$2,955,669

	December 31, 2014
	Pass	Special Mention	Substandard	Doubtful	Total
	(in thousands)
Commercial	$481,638	$3,686	$14,203	$289	$499,816
Commercial real estate	1,596,606	14,140	23,764	—	1,634,510
Commercial construction	165,880	1,479	—	—	167,359
Residential real estate	230,772	—	4,195	—	234,967
Consumer	2,778	—	101	—	2,879

Total loans	$2,477,674	$19,305	$42,263	$289	$2,539,531

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 7. Loans and the Allowance for Loan and Lease Losses – (continued)

The following table provides an analysis of the impaired loans, by loan segment, at September 30, 2015 and December 31, 2014:

	September 30, 2015
	Recorded Investment	Unpaid Principal Balance	Related Allowance
No related allowance recorded	(in thousands)
Commercial	$690	735
Commercial real estate	4,830	5,233
Commercial construction	1,479	1,479
Residential real estate	3,164	3,518
Consumer	95	87
Total	$10,258	11,052

With an allowance recorded
Commercial	$79,724	$79,494	$3,001

Total
Commercial	$80,414	$80,229	$3,001
Commercial real estate	4,830	5,233	—
Commercial construction	1,479	1,479	—
Residential real estate	3,164	3,518	—
Consumer	95	87	—
Total	$89,982	$90,546	$3,001

	December 31, 2014
	Recorded Investment	Unpaid Principal Balance	Related Allowance
No related allowance recorded	(in thousands)
Commercial	$481	$527
Commercial real estate	5,890	6,587
Residential real estate	3,072	3,407
Consumer	109	101
Total	$9,552	$10,622

With an allowance recorded
Commercial	$387	$390	$111
Commercial real estate	3,520	3,520	151
Total	$3,907	$3,910	$262

Total
Commercial	$868	$917	$111
Commercial real estate	9,410	10,107	151
Residential real estate	3,072	3,407	—
Consumer	109	101	—
Total	$13,459	$14,532	$262

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 7. Loans and the Allowance for Loan and Lease Losses – (continued)

The following table provides an analysis related to the average recorded investment and interest income recognized on impaired loans by segment as of and for the three and nine months ended September 30, 2015 and 2014 (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015		2014		2015		2014
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized

Impaired loans with no related allowance recorded:

Commercial	$712	$—	$897	$—	$707	$—	$778	$30
Commercial real estate	4,869	15	5,046	31	4,905	46	5,313	74
Commercial construction	1,479	—	—	—	1,479	—	—	31
Residential real estate	3,221	7	1,975	—	3,251	12	2,044	5
Consumer	100	1	106	2	102	4	106	—
Total	$10,381	23	$8,024	33	$10,444	$62	$8,241	$140

Impaired loans with an allowance recorded:

Commercial	$79,732	$722	$—	$—	$45,747	$1,206	$—	$—
Commercial real estate	—	—	3,600	37	—	—	3,600	122
Total	$79,732	$722	$3,600	$37	$45,747	$1,206	$3,600	$122

Total impaired loans:

Commercial	$80,444	$712	$897	$—	$46,454	$1,206	$778	$30
Commercial real estate	4,869	15	8,646	68	4,905	46	8,913	196
Commercial construction	1,479	—	—	—	1,479	—	—	—
Residential mortgage	3,221	7	1,975	—	3,251	12	2,044	31
Consumer	100	1	106	2	102	4	106	5
Total	$90,113	$745	$11,624	$70	56,191	$1,268	$11,841	$262

Included in impaired loans at September 30, 2015, December 31, 2014 and September 30, 2014 are loans that are deemed troubled debt restructurings. The recorded investment in loans include accrued interest receivable and other capitalized costs such as real estate taxes paid on behalf of the borrower and loan origination fees, net, when applicable. Cash basis interest and interest income recognized on accrual basis approximate each other.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 7. Loans and the Allowance for Loan and Lease Losses – (continued)

The following table provides an analysis of the aging of the recorded investment of loans, excluding net deferred loan fees that are past due at September 30, 2015 and December 31, 2014 by segment:

Aging Analysis

	September 30, 2015
	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans Receivable	Loans Receivable 90 Days or Greater Past Due and Accruing
	(in thousands)
Commercial	$—	$9,726	$5,020	$14,746	$554,859	$569,605	$—
Commercial real estate	782	1,365	3,232	5,379	1,868,335	1,873,714	—
Commercial construction	—	—	1,479	1,479	282,144	283,623	—
Residential real estate	922	1,308	3,244	5,474	219,684	225,158	268
Consumer	—	—	—	—	3,569	3,569
Total	$1,704	$12,399	$12,975	$27,078	$2,928,591	$2,955,669	$268

Aging Analysis

	December 31, 2014
	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans Receivable	Loans Receivable 90 Days or Greater Past Due and Accruing
	(in thousands)
Commercial	$6,060	$—	$662	$6,722	$493,094	$499,816	$45
Commercial real estate	4,937	638	5,961	11,535	1,622,975	1,634,510	609
Commercial construction	—	—	—	—	167,359	167,359	—
Residential real estate	1,821	210	3,200	5,231	229,736	234,967	557
Consumer	30	1	—	31	2,848	2,879	—
Total	$12,848	$849	$9,823	$23,520	$2,516,011	$2,539,531	$1,211

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 7. Loans and the Allowance for Loan and Lease Losses – (continued)

The following table details, at the period presented, the amount of loans receivable that are evaluated individually, and collectively, for impairment (excluding net deferred loan fees), acquired, and the related portion of the allowance for loan and lease losses that are allocated to each loan portfolio segment:

	September 30, 2015
	Commercial	Commercial real estate	Commercial construction	Residential real estate	Consumer	Unallocated	Total
	(in thousands)
Allowance for loan and lease losses
Individually evaluated for impairment	$3,001	$—	$—	$—	$—	$—	$3,001
Collectively evaluated for impairment	4,122	10,274	2,646	1,012	4	474	18,532
Acquired with deteriorated credit quality	—	—	—	—	—	—	—
Total	$7,123	$10,274	$2,646	$1,012	$4	$474	$21,533

Loans receivable
Individually evaluated for impairment	$80,414	$4,830	$1,479	$3,164	$95	$—	$89,982
Collectively evaluated for impairment	482,145	1,867,085	282,144	221,671	3,474	—	2,856,519
Acquired with deteriorated credit quality	7,046	1,799	—	323	—	—	9,168
Total	$569,605	$1,873,714	$283,623	$225,158	$3,569	$—	$2,955,669

The table above includes approximately $0.9 billion of acquired loans for the period ended September 30, 2015 reported as collectively evaluated for impairment.

The following table, at the period presented, details the amount of loans that are evaluated individually, and collectively, for impairment (excluding net deferred loan fees), acquired, and the related portion of the allowance for loan and lease losses that are allocated to each loan portfolio segment:

	December 31, 2014
	Commercial	Commercial real estate	Commercial construction	Residential real estate	Consumer	Unallocated	Total
	(in thousands)
Allowance for loan and lease losses
Individually evaluated for impairment	$111	$151	$—	$—	$—	$—	$262
Collectively evaluated for impairment	2,972	7,648	1,239	1,113	7	919	13,898
Acquired with deteriorated credit quality	—	—	—	—	—	—	—
Total	$3,083	$7,799	$1,239	$1,113	$7	$919	$14,160

Loans receivable
Individually evaluated for impairment	$868	$9,410	$—	$3,072	$109	$—	$13,459
Collectively evaluated for impairment	491,749	1,623,284	167,359	231,089	2,770	—	2,516,251
Acquired with deteriorated credit quality	7,199	1,816	—	806	—	—	9,821
Total	$499,816	$1,634,510	$167,359	$234,967	$2,879	$—	$2,539,531

The table above includes approximately $1.2 billion of acquired loans for the period ended December 31, 2014 reported as collectively evaluated for impairment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 7. Loans and the Allowance for Loan and Lease Losses – (continued)

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

A summary of the activity in the allowance for loan and lease losses is as follows:

	Three Months Ended September 30, 2015
	Commercial	Commercial real estate	Commercial construction	Residential real estate	Consumer	Unallocated	Total
	(in thousands)
Balance at June 30, 2015	$4.633	$9,195	$1,945	$1,161	$7	$535	$17,480

Charge-offs	—	(124)	—	—	—	—	(124)

Recoveries	2	—	—	—	—	—	2

Provision	2,488	1,203	701	(149)	(3)	(61)	4,175

Balance at September 30, 2015	$7,123	$10,274	$2,646	$1,012	$4	$474	$21,533

	Three Months Ended September 30, 2014
	Commercial	Commercial real estate	Commercial construction	Residential real estate	Consumer	Unallocated	Total
	(in thousands)
Balance at June 30, 2014	$2,412	$5,741	$504	$1,011	$63	$1,364	$10,825

Charge-offs	—	—	—	—	(18)	—	(18)

Recoveries	—	—	—	—	11	—	11

Provision	336	1,281	20	41	(51)	(327)	1,300

Balance at September 30, 2014	$2,478	$7,022	$524	$1,052	$5	$1,037	$12,118

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 7. Loans and the Allowance for Loan and Lease Losses – (continued)

	Nine Months Ended September 30, 2015
	Commercial	Commercial real estate	Commercial construction	Residential real estate	Consumer	Unallocated	Total
	(in thousands)
Balance at December 31, 2014	$3,083	$7,799	$1,239	$1,113	$7	$919	$14,160

Charge-offs	(100)	(406)	—	—	(13)	—	(519)

Recoveries	12	327	—	2	1	—	342

Provision	4,128	2,554	1,407	(103)	9	(445)	7,550

Balance at September 30, 2015	$7,123	$10,274	$2,646	$1,012	$4	$474	$21,533

	Nine Months Ended September 30, 2014
	Commercial	Commercial real estate	Commercial construction	Residential real estate	Consumer	Unallocated	Total
	(in thousands)
Balance at December 31, 2013	$1,698	$5,746	$362	$990	$146	$1,391	$10,333

Charge-offs	(333)	—	—	(108)	(7)	—	(448)

Recoveries	—	—	—	11	13	—	24

Provision	1,113	1,276	162	159	(147)	(354)	2,209

Balance at September 30, 2014	$2,478	$7,022	$524	$1,052	$5	$1,037	$12,118

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 7. Loans and the Allowance for Loan and Lease Losses – (continued)

Trouble Debt Restructurings

At September 30, 2015, there were no commitments to lend additional funds to borrowers whose loans were on nonaccrual status or were contractually past due in excess of 90 days and still accruing interest, or whose terms have been modified in troubled debt restructurings.

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

Loans modified in a troubled debt restructuring totaled a recorded investment of $77.1 million at September 30, 2015, of which $1.1 million were on nonaccrual status. The remaining loans modified were current and have complied with the terms of their restructure agreement. At December 31, 2014, loans modified in a troubled debt restructuring totaled $2.8 million, of which $1.0 million were on nonaccrual status. The remaining loans modified were current at the time of the restructuring and have complied with the terms of their restructure agreement. The Company has allocated $2.0 million in specific allocations with respect to loans whose loan terms had been modified in troubled debt restructurings as of September 30, 2015. There were no specific allocations with respect to troubled debt restructurings as of September 30, 2014. The TDRs presented as of September 30, 2015 increased the allowance for loan and lease losses by $2.0 million for the three and nine months ended September 30, 2015. The TDRs presented as of September 30, 2014 did not increase the allowance for loan and lease losses for the three and nine months ended September 30, 2014.

The $2.0 million in specific allocations associated with taxi medallion lending referred to above was calculated based on the present value of estimated cash flows, including contractual debt interest service through maturity and principal repayments based on the fair value of the collateral, and excludes any consideration for the personal guarantees of borrowers, which provides an additional source of repayment but cannot be relied upon. The valuation per corporate medallion used for the calculation at September 30, 2015 was $814,000. A specific allocation was required at September 30, 2015 due to a decline in the valuation of taxi medallions from June 30, 2015, when there was no specific allocation required.

The following table presents loans by class modified as troubled debt restructurings that occurred during the nine months ended September 30, 2015 (dollars in thousands):

		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
	Loans	Investment	Investment
Troubled debt restructurings:
Commercial	47	$75,363	$75,363
Commercial real estate	—	—	—
Commercial construction	—	—	—
Residential real estate	—	—	—
Consumer	—	—	—

Total	47	$75,363	$75,363

The increase in TDRs was due to loans secured by New York City taxi medallions that were modified during the second quarter of 2015. The modifications consisted of a deferral of principal amortization from approximately 25-30 year amortization to interest-only. There was no extension of the loans’ contractual maturity dates, there was no forgiveness of principle, and the interest rates on these loans were increased from approximately 3%-3.25% to 3.75%. These loans were accruing prior to modification and remained in accrual status post-modification.

There were no charge-offs in connection with a loan modification at the time of modification during the nine months ended September 30, 2015. There were no troubled debt restructurings for which there was a payment default within twelve months following the modification during the nine months ended September 30, 2015.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 7. Loans and the Allowance for Loan and Lease Losses – (continued)

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

Note 8.  Fair Value Measurements and Fair Value of Financial Instruments

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 8.  Fair Value Measurements and Fair Value of Financial Instruments – (continued)

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Company’s assets measured at fair value on a recurring basis at September 30, 2015 and December 31, 2014:

Securities available-for-sale - Where quoted prices are available in an active market, securities are classified with Level 1 of the valuation hierarchy. Level 1 inputs include securities that have quoted prices in active markets for identical assets. Level 1 securities held include:  US Treasury securities, publicly traded equity securities, mutual funds and overnight money market funds. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics, or discounted cash flows. Examples of instruments, which would generally be classified within Level 2 of the valuation hierarchy, include municipal bonds and certain agency collateralized mortgage obligations. In certain cases where there is limited activity in the market for a particular instrument, assumptions must be made to determine their fair value and are classified as Level 3. Due to the inactive condition of the markets amidst the financial crisis, the Company treated certain securities as Level 3 securities in order to provide more appropriate valuations. For assets in an inactive market, the infrequent trades that do occur are not a true indication of fair value. When measuring fair value, the valuation techniques available under the market approach, income approach and/or cost approach are used. The Company’s evaluations are based on market data and the Company employs combinations of these approaches for its valuation methods depending on the asset class.

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

Loans held for sale - Loans held for sale are carried at the lower of cost or fair value. Management obtains quotes or bids on all or part of these loans directly from the purchasing financial institutions.

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

Off-balance sheet financial instruments - The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed rate loan commitments, fair value also considers the difference between current market levels of interest rate and the committed rates.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 8.  Fair Value Measurements and Fair Value of Financial Instruments – (continued)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

For financial assets and liabilities measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2015 and December 31, 2014 are as follows:

		September 30, 2015
		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(in thousands)
Recurring fair value measurements:
Assets
Investment securities:
Available-for-sale:
Federal agency obligations	$30,905	$—	$30,905	$—
Residential mortgage pass-through securities	48,091	—	48,091	—
Commercial mortgage pass-through securities	3,055	—	3,055	—
Obligations of U.S. states and political subdivision	8,382	—	8,382	—
Trust preferred securities	16,322	—	16,322	—
Corporate bonds and notes	78,386	—	78,386	—
Asset-backed securities	21,130	—	21,130	—
Certificates of deposit	1,920	—	1,920	—
Equity securities	338	338	—	—
Other securities	15,685	15,685	—	—
Total available-for-sale	224,214	16,023	208,191	—
Loans held for sale	990	—	990	—
Total assets	$225,204	$16,023	$209,181	$—
Liabilities
Derivatives	$1,105	$—	$1,105	$—

Total liabilities	$1,105	$—	$1,105	$—

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

For the nine months ended September 30, 2015, there were no transfers of investment securities available-for-sale into or out of Level 1, Level 2, or Level 3 assets.

Assets Measured at Fair Value on a Non-Recurring Basis

For assets measured at fair value on a non-recurring basis, the unobservable inputs used to derive fair value measurements at September 30, 2015 and December 31, 2014 were as follows:

Impaired loans	Valuation Techniques	Range of Unobservable Inputs
Commercial	Appraisals of collateral value	Adjustment for age of comparable sales, generally a decline of 0% to 15%

Commercial real estate	Appraisals of collateral value	Market capitalization rates between 8% and 12%. Market rental rates for similar properties

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 8.  Fair Value Measurements and Fair Value of Financial Instruments – (continued)

		Fair Value Measurements at Reporting Date Using
Assets measured at fair value on a nonrecurring basis:	September 30, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Impaired loans	(in thousands)
Commercial	$3,360	$—	$—	$3,360

		Fair Value Measurements at Reporting Date Using
Assets Measured at Fair Value on a Non-Recurring Basis	December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Impaired loans	(in thousands)
Commercial	$276	$—	$—	$276
Commercial real estate	3,369	—	—	3,369

The following methods and assumptions were used to estimate the fair values of the Company’s assets measured at fair value on a non-recurring basis at September 30, 2015 and December 31, 2014.

Impaired loans - Impaired loans at September 30, 2015 that required a valuation allowance during 2015 were $4.4 million with a related valuation allowance of $1,001,000 compared to $3.9 million with a related valuation allowance of $262,000 at December 31, 2014. Additional provision for loan and lease losses of $211,000 and $840,000 for the three and nine months ending September 30, 2015, respectively, and $0 and $210,500 three and nine months ending September 30, 2014, respectively, were recorded.

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

Noninterest-bearing deposits - The fair value for non-interest-bearing deposits is equal to the amount payable on demand at the reporting date.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 8.  Fair Value Measurements and Fair Value of Financial Instruments – (continued)

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments as of September 30, 2015 and December 31, 2014.

			Fair Value Measurements
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
September 30, 2015
Financial assets
Cash and cash equivalents	$158,521	$158,521	$158,521	$—	$—
Investment securities available-for-sale	224,214	224,214	16,023	208,191	—
Investment securities held-to-maturity	227,221	234,493	29,747	186,133	18,613
Investments in restricted stock, at cost	30,362	n/a	n/a	n/a	n/a
Loans held for sale	990	990	—	990	—
Net loans receivable	2,931,848	2,929,939	—	—	2,929,939
Accrued interest receivable	11,662	11,662	221	2,631	8,810

Financial liabilities
Noninterest-bearing deposits	586,643	586,643	586,643	—	—
Interest-bearing deposits	2,079,981	2,084,440	—	2,084,440	—
Borrowings	621,674	627,399	—	627,399	—
Subordinated debentures	55,155	55,007	—	55,007	—
Derivatives	1,105	1,105	—	1,105	—
Accrued interest payable	5,198	5,198	—	5,198	—

			Fair Value Measurements
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
December 31, 2014
Financial assets
Cash and cash equivalents	$126,847	$126,847	$126,847	$—	$—
Investment securities available-for-sale	289,532	289,532	13,199	276,333	—
Investment securities held-to-maturity	224,682	231,445	29,184	183,489	18,772
Investments in restricted stock, at cost	23,535	n/a	n/a	n/a	n/a
Net loans receivable	2,524,481	2,538,415	—	—	2,538,415
Derivatives	48	48	—	48	—
Accrued interest receivable	11,700	11,700	68	3,674	7,958

Financial liabilities
Noninterest-bearing deposits	492,516	492,516	492,516	—	—
Interest-bearing deposits	1,983,091	1,990,484	—	1,990,484	—
Borrowings	495,553	505,641	—	505,641	—
Subordinated debentures	5,155	4,768	—	4,768	—
Accrued interest payable	3,930	3,930	—	3,930	—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 8.  Fair Value Measurements and Fair Value of Financial Instruments – (continued)

The fair value of commitments to originate loans is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current market levels of interest rates and the committed rates. The fair values of letters of credit and lines of credit are based on fees currently charged for similar agreements or on the estimated cost to terminate or otherwise settle the obligations with the counterparties at the reporting date.

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

Fair value estimates are based on existing balance sheet financial instruments, without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. For example, there are certain significant assets and liabilities that are not considered financial assets or liabilities, such as deferred taxes, premises and equipment, and goodwill. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in the estimates.

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

Note 9.  Accumulated Other Comprehensive Income

Accumulated other comprehensive loss (net of tax) at September 30, 2015 and December 31, 2014 consisted of the following:

	September 30, 2015	December 31, 2014
	(in thousands)
Net unrealized gain on investment securities available-for-sale	$2,461	$4,874
Cash flow hedge	(654)	28
Unamortized component of securities transferred from available-for-sale to held-to-maturity	(1,203)	(1,301)
Defined benefit pension and post-retirement plans	(3,914)	(4,615)
Total accumulated other comprehensive loss	$(3,310)	$(1,014)

Note 10.  Stock-Based Compensation

The Company’s stock-based compensation plans permit Parent Corporation common stock to be issued to key employees and directors of the Company and its subsidiaries. The options granted under the plans are intended to be either incentive stock options or non-qualified options. Under the 2009 Equity Incentive Plan, a total of 303,615 shares are available for grant and issuance as of September 30, 2015. In addition, a total of 114,327 shares remain available for grant and issuance under Legacy ConnectOne equity plans. Options may be exercised with shares issued from Treasury shares, newly issued shares or a combination of both.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 10.  Stock-Based Compensation

Options have been granted to purchase common stock at the fair market value of the stock at the date of grant. Options granted to date are exercisable after a three to five-year vesting period starting one year after the date of grant and generally expire ten years from the date of grant. Restricted shares granted to date have a vesting schedule ranging from one to three years.

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

There were 97,544 and 50,303 restricted stock awards outstanding at September 30, 2015 and December 31, 2014, respectively. These awards were issued with an award price equal to the market price of the Company’s common stock on the award date and with a three year vesting period. Forfeiture provisions exist for personnel that separate employment before the vesting period expires.

There were no shares of common stock underlying options that were granted during the three and nine months ended September 30, 2015 and 2014, respectively.

Options activity under the stock-based compensation plans as of September 30, 2015 and changes during the nine months ended September 30, 2015 were as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2014	882,657	$5.65
Exercised	(340,492)	$4.19
Canceled/expired	—
Forfeited	(4,731)
Outstanding at September 30, 2015	537,434	$6.50	3.43	$6,878,825
Exercisable at September 30, 2015	532,636	$6.44	3.38	$6,829,750

The aggregate intrinsic value of options above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the third quarter of 2015 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2015. This amount changes based on the fair value of the Company’s stock.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 10. Stock-Based Compensation – (continued)

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

	Nonvested Shares	Weighted- Average Grant Date Fair Value
Nonvested at December 31, 2014	50,203	$11.79

Granted	67,906	18.50
Vested	(20,565)	10.76
Forfeited/cancelled/expired	—	—
Outstanding at September 30, 2015	97,544	$16.62

As of September 30, 2015, there was approximately $30,500 of total unrecognized compensation expense relating to unvested stock options. As of September 30, 2015, there was approximately $1,167,500 of total unrecognized compensation expense relating to unvested restricted stock awards. These costs are expected to be recognized over a weighted average period of 1.6 years.

On April 30, 2015, the Company granted to various key employees performance unit awards (which are classified as equity awards), with each unit entitling the holder to one share of the Company’s common stock contingent upon the Company meeting or exceeding certain return on asset targets over the course of a three-year period ending April 30, 2018. Under the agreement, and assuming the Company has met or exceeded the applicable targets, grants of performance unit awards will vest on the third anniversary of the grant date or on an earlier date in the event of a change in control, as defined in the grant agreement. At September 30, 2015, the specific number of shares related to performance unit awards that were expected to vest was 94,585, determined by actual performance in consideration of the established range of the performance targets, which is consistent with the level of expense currently being recognized over the vesting period. Should this expectation change, additional compensation expense could be recorded in future periods or previously recognized expense could be reversed. The maximum amount of performance unit awards is 113,502.

A summary of the status of unearned performance unit awards and the change during the period is presented in the table below:

	Shares	Weighted- Average Grant Date Fair Value
Unearned at June 30, 2015	94,585	$19.46
Awarded	—	—
Forfeited	—	—
Expired	—	—
Unearned at September 30, 2015	94,585	$19.46

The Company recognized $256,000 in compensation expense related to the performance units for the quarter ended September 30, 2015. As of September 30, 2015, there was approximately $1,584,985 of unrecognized compensation expense related to unearned performance units. These costs are expected to be recognized over a period of 2.5 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 11. Components of Net Periodic Pension Cost

The Company maintained a non-contributory defined benefit pension plan for substantially all of its employees until March 31, 2007, at which time the Company froze the plan. The following table sets forth the net periodic pension cost of the Company’s pension plan for the periods indicated.

	Three Months Ended September 30,		Nine months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
Interest cost	$127	$143	$394	$429
Expected return on plan assets	(123)	(148)	(387)	(444)
Net amortization	108	55	324	165
Recognized settlement loss	64	—	629	—
Net periodic pension cost	$176	$50	$960	$150

Net actuarial gain	$(183)	$—	$(1,186)	$(1,281)

Total recognized in other comprehensive income	$(183)	$—	$(1,186)	$(1,281)

Total recognized in net expense and OCI (before tax)	$(7)	$50	$(226)	$(1,131)

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

Note 12. FHLB and other borrowings

The Company’s FHLB and other borrowings and weighted average interest rates are summarized below:

	September 30, 2015		December 31, 2014
	Amount	Rate	Amount	Rate
	(in thousands)
By type of borrowing:
FHLB borrowings	$606,674	1.16%	$464,553	1.18%
Repurchase agreements	15,000	5.95%	31,000	5.90%
Total borrowings	$621,674	1.28%	$495,553	1.48%

By remaining period to maturity:
One year or less	$290,674	0.53%	258,553	0.50%
One to two years	151,000	1.60%	30,000	1.40%
Two to three years	35,000	1.00%	71,000	2.33%
Three to four years	80,000	1.67%	96,000	2.67%
Four to five years	65,000	2.82%	—	—
Greater than five years	—	0.00%	40,000	3.42%
Total borrowings	$621,674	1.28%	$495,553	1.48%

The FHLB borrowings are secured by pledges of certain collateral, including but not limited to U.S. government and agency mortgage-backed securities and a blanket assignment of qualifying first lien mortgage loans, consisting of both residential mortgages and commercial real estate loans.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 12. FHLB and other borrowings – (continued)

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

Three of the FHLB notes ($2,500,000 and $7,500,000 each due April 2, 2018, and $5,000,000 due July 16, 2018) contain a convertible option which allows the FHLB, at quarterly intervals, to convert the fixed convertible advance into replacement funding for the same or lesser principal based on any advance then offered by the FHLB at its current market rate. The Company has the option to repay these advances, if converted, without penalty. The remaining advances are payable at stated maturity, with a prepayment penalty for fixed rate advances. All FHLB advances are fixed rate while the REPOs are variable rate advances. The advances at September 30, 2015 were collateralized by approximately $1.1 billion of commercial mortgage loans, net of required over collateralization amounts, under a blanket lien arrangement. At September 30, 2015 the Company had remaining borrowing capacity of approximately $550 million.

Note 13 - Subordinated Debentures

During 2003, the Company formed a statutory business trust, which exists for the exclusive purpose of (i) issuing Trust Securities representing undivided beneficial interests in the assets of the Trust; (ii) investing the gross proceeds of the Trust securities in junior subordinated deferrable interest debentures (subordinated debentures) of the Company; and (iii) engaging in only those activities necessary or incidental thereto. On December 19, 2003, Center Bancorp Statutory Trust II, a statutory business trust and wholly-owned subsidiary of the Parent Corporation issued $5.0 million of, MMCapS capital securities to investors due on January 23, 2034. The capital securities presently qualify as Tier I capital. The trust loaned the proceeds of this offering to the Company and received in exchange $5.2 million of the Parent Corporation’s subordinated debentures. The subordinated debentures are redeemable in whole or in part prior to maturity. The floating interest rate on the subordinate debentures is three-month LIBOR plus 2.85% and reprices quarterly. The rate at September 30, 2015 was 3.15%. These subordinated debentures and the related income effects are not eliminated in the consolidated financial statements as the statutory business trust is not consolidated in accordance with FASB ASC 810-10. Distributions on the subordinated debentures owned by the subsidiary trust have been classified as interest expense in the Consolidated Statements of Income.

The following table summarizes the mandatory redeemable trust preferred securities of the Company’s Statutory Trust II at September 30, 2015 and December 31, 2014.

Issuance Date	Securities Issued	Liquidation Value	Coupon Rate	Maturity	Redeemable by Issuer Beginning
12/19/2003	$5,000,000	$1,000 per Capital Security	Floating 3-month LIBOR + 285 Basis Points	01/23/2034	01/23/2009

During June 2015, the Parent Corporation issued $50 million in aggregate principal amount of fixed-to-floating rate subordinated notes (the “Notes”) to certain institutional investors. The Notes are non-callable for five years, have a stated maturity of July 1, 2025, and bear interest at a fixed rate of 5.75% per year, from and including September 30, 2015 to, but excluding July 1, 2020. From and including July 1, 2020 to the maturity date or early redemption date, the interest rate will reset quarterly to a level equal to the then current three-month LIBOR rate plus 393 basis points. As of September 30, 2015, there were costs related to the debt issuance of $828,000.

The net proceeds from the sale of the Notes will be used to redeem, on or before January 1, 2016, $11.3 million of Senior Noncumulative Perpetual Preferred Stock issued in 2011 to the U.S. Treasury under the Small Business Lending Fund Program, and for general corporate purposes, which included the Parent Corporation contributing $35.0 million of common equity to the Bank on September 30, 2015.

In connection with the issuance of the Notes, the Parent Corporation obtained ratings from Kroll Bond Rating Agency (“KBRA”). KBRA assigned investment grade ratings of BBB- for the Company’s subordinated debt and a senior deposit rating of BBB+ for the Bank.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this analysis is to provide the reader with information relevant to understanding and assessing the Company’s results of operations for the periods presented herein and financial condition as of September 30, 2015 and December 31, 2014. In order to fully understand this analysis, the reader is encouraged to review the consolidated financial statements and accompanying notes thereto appearing elsewhere in this report.

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

Operating Results Overview

On July 1, 2014, the merger of equals with Center Bancorp, Inc. and legacy ConnectOne was completed (the “Merger”). Accordingly, third quarter 2015 and 2014 results reflect the operations of the combined entity, whereas, historical financial information prior to July 1, 2014 includes only the operations of Center Bancorp, Inc., the legal and accounting acquirer in the transaction. On July 1, 2014, the combined company changed its name to ConnectOne.

Net income available to common stockholders for the three months ended September 30, 2015 amounted to $10.8 million compared to $1.7 million for the comparable three-month period ended September 30, 2014. The Company’s diluted earnings per share were $0.36 for the three months ended September 30, 2015 as compared with diluted earnings per share of $0.06 for the same three months of 2014. Two significant items negatively impacted 2014 pre-tax results: (i) $8.8 million in merger-related expenses and (ii) $4.6 million loss on extinguishment of debt.

Net income available to common stockholders for the nine months ended September 30, 2015 amounted to $31.7 million compared to $10.5 million for the comparable nine-month period ended September 30, 2014. The Company’s diluted earnings per share were $1.04 for the nine months ended September 30, 2015 as compared with diluted earnings per share of $0.49 for the first nine months of 2014. Two significant items negatively impacted 2014 pre-tax results: (i) $10.6 million in merger-related expenses and (ii) $4.6 million loss on extinguishment of debt.

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

Fully taxable equivalent (“FTE”) net interest income for the third quarter of 2015 was $30.4 million, an increase of $2.2 million, or 7.9%, from the same quarter of 2014. This was a result of a 12.8% increase in average interest-earning assets, partially offset by a 16 basis-point contraction in the net interest margin. Included in net interest income was accretion and amortization of purchase accounting adjustments of $1.3 million during the third quarter of 2015 and $2.9 million in the third quarter of 2014. Excluding these purchase accounting adjustments, the adjusted net interest margin was 3.35% in the third quarter of 2015, 6 basis points higher than the 2014 third quarter adjusted net interest margin of 3.29%. The improvement in the adjusted net interest margin in the third quarter of 2015 versus the same 2014 period was primarily attributable to an improved mix of interest earning assets arising from a greater proportion of average loans in third quarter of 2015 along with a reduction in the average rate paid on borrowings, which resulted from a $70 million debt extinguishment and subsequent refinancing accomplished at the end of the third quarter of 2014.

FTE net interest income for the first nine months of 2015 was $88.6 million, an increase of $36.0 million, from the same period of 2014. This was a result of a 63.3% increase in average interest-earning assets, due primarily to the Merger and, to a lesser extent, strong organic growth, coupled with a 10 basis-point widening in the net interest margin. Included in net interest income was accretion and amortization of purchase accounting adjustments of $4.7 million during the first nine months of 2015 and $2.9 million for the first nine months of 2014. Excluding these purchase accounting adjustments, the adjusted net interest margin was 3.41% in the first nine months of 2015, 11 basis points higher than the same prior-year period. The improvement in the adjusted net interest margin in 2015 versus 2014 was attributable to an improved mix of interest earning assets (specifically, a greater proportion of higher yielding loans and a lower proportion of lower-yielding securities) arising primarily from the Merger.

The following tables, “Average Statements of Condition with Interest and Average Rates”, present for the three and nine months ended September 30, 2015 and 2014, the Company’s average assets, liabilities and stockholders’ equity. The Company’s net interest income, net interest spread and net interest margin are also reflected.

Average Statements of Condition with Interest and Average Rates

	Three Months Ended September 30,
	2015			2014
	Average Balance	Interest Income/ Expense	Average Rate (7)	Average Balance	Interest Income/ Expense	Average Rate (7)
	(dollars in thousands)
Interest-earning assets:
Investment securities (1) (2)	$483,677	$4,055	3.33%	$520,568	$4,372	3.33%
Loans (2) (3) (4)	2,863,708	32,446	4.50%	2,344,410	28,218	4.78%
Restricted investment in bank stocks	66,867	297	4.38%	163,471	265	4.98%
Federal funds sold and interest bearing with banks	26,899	43	0.26%	21,107	88	0.21%
Total interest-earning assets	3,441,151	36,841	4.25%	3,049,556	32,943	4.29%
Allowance for loan and lease losses	(18,157)			(11,250)
Noninterest earning assets	306,509			312,293
Total liabilities and stockholders’ equity	$3,729,503			$3,350,599

Interest-bearing liabilities:
Money market deposits	$710,767	$794	0.44%	$698,686	$677	0.38%
Savings deposits	220,481	146	0.26%	233,041	144	0.25%
Time deposits	787,262	2,391	1.20%	676,291	1,474	0.86%
Other interest-bearing deposits	352,156	324	0.37%	375,041	429	0.45%
Total interest-bearing deposits	2,070,666	3,655	0.70%	1,983,059	2,724	0.54%

Borrowings	544,774	1,944	1.42%	430,238	1,988	1.83%
Capital lease	2,933	44	5.95%	3,044	45	5.87%
Subordinated debentures	55,155	816	5.87%	5,155	40	3.08%
Total interest-bearing liabilities	2,673,528	6,459	0.96%	2,421,496	4,797	0.79%

Demand deposits	560,129			465,369
Other liabilities	24,164			17,349
Total noninterest-bearing liabilities	584,293			482,718
Stockholders’ equity	471,682			446,385
Total liabilities and stockholders’ equity	$3,729,503			$3,350,599
Net interest income (tax equivalent basis)		30,382			28,146
Net interest spread (5)			3.29%			3.50%
Net interest margin (6)			3.50%			3.66%
Tax equivalent adjustment		(655)			(600)
Net interest income		$29,727			$27,546

(1)	Average balances are based on amortized cost.
(2)	Interest income is presented on a tax equivalent basis using 35% federal tax rate.
(3)	Includes loan fee income.
(4)	Loans include nonaccrual loans.
(5)	Represents difference between the average yield on interest earning assets and the average cost of interest bearing liabilities and is presented on a tax equivalent basis.
(6)	Represents net interest income on a tax equivalent basis divided by average total interest-earning assets
(7)	Rates are annualized.

Average Statements of Condition with Interest and Average Rates

	Nine Months Ended September 30,
	2015			2014
	Average Balance	Interest Income/ Expense	Average Rate (7)	Average Balance	Interest Income/ Expense	Average Rate (7)
	(dollars in thousands)
Interest-earning assets:
Investment securities (1) (2)	$496,375	$12,442	3.35%	$513,221	$13,441	3.50%
Loans (2) (3) (4)	2,709,332	92,279	4.55%	1,437,381	48,969	4.55%
Federal funds sold and interest bearing with banks	65,663	127	0.26%	13,146	408	4.15%
Restricted investment in bank stock	26,385	797	4.04%	55,089	88	0.21%
Total interest-earning assets	3,297,755	105,645	4.28%	2,018,837	62,906	4.17%
Allowance for loan and lease losses	(16,469)			(10,791)
Noninterest earning assets	302,316			226,410
Total liabilities and stockholders’ equity	$3,583,602			$2,234,456

Interest-bearing liabilities:
Money market deposits	$692,919	$2,204	0.43%	$509,212	$1,771	0.46%
Savings deposits	220,639	465	0.28%	185,986	394	0.28%
Time deposits	742,037	6,339	1.14%	342,177	2,205	0.86%
Other interest-bearing deposits	349,626	972	0.37%	358,482	973	0.36%
Total interest-bearing deposits	2,005,221	9,980	0.67%	1,395,857	5,343	0.51%

Borrowings	548,013	6,022	1.47%	243,597	4,752	2.61%
Capital lease	2,961	134	6.05%	1,026	45	5.87%
Subordinated debentures	22,188	904	5.45%	5,155	117	3.03%
Total interest-bearing liabilities	2,578,383	17,040	0.88%	1,645,635	10,257	0.83%

Demand deposits	514,936			307,249
Other liabilities	26,917			15,018
Total noninterest-bearing liabilities	541,853			322,267
Stockholders’ equity	463,366			266,374
Total liabilities and stockholders’ equity	$3,583,602			$2,234,276
Net interest income (tax equivalent basis)		88,605			52,649
Net interest spread (5)			3.40%			3.34%
Net interest margin (6)			3.59%			3.49%
Tax equivalent adjustment		(1,908)			(1,829)
Net interest income		$86,697			$50,820

(1)	Average balances are based on amortized cost.
(2)	Interest income is presented on a tax equivalent basis using 35% federal tax rate.
(3)	Includes loan fee income.
(4)	Loans include nonaccrual loans.
(5)	Represents difference between the average yield on interest earning assets and the average cost of interest bearing liabilities and is presented on a tax equivalent basis.
(6)	Represents net interest income on a tax equivalent basis divided by average total interest-earning assets
(7)	Rates are annualized.

Noninterest Income

Noninterest income totaled $3.8 million in the third quarter of 2015, an increase of $2.6 million from $1.2 million in the comparable prior-year quarter. The increase was due to an increase in net gains on sale of investment securities of $1.9 million and a fee of approximately $0.7 million collected in satisfaction of an equity participation in a certain credit extension. Net securities gains were $2.1 million and $0.1 million for the third quarter of 2015 and 2014, respectively.

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

Noninterest income totaled $8.8 million for the nine months ended September 30, 2015, an increase of $3.4 million from $5.4 million in the comparable prior-year period. The increase was primarily due to an insurance recovery of $2.2 million and an increase of $0.7 million in net securities gains.

Noninterest Expense

Noninterest expenses for the third quarter of 2015 were $13.3 million, a $12.1 million, or 47.6%, decrease from $25.4 million in the third quarter of 2014, and were $40.9 million for the first nine months of 2015, a $1.3 million, or 3.3%, increase from $39.6 million in the first nine months of 2014. The factors contributing to the decrease in the quarterly comparison were merger expenses of $8.8 million and debt extinguishment charges of $4.6 million incurred in 2014, offset by increases of $0.6 million in salaries and employee benefits expenses, $0.3 million in professional and consulting expenses and $0.1 million in occupancy and equipment expenses. The factors contributing to the increase in the year-to-date comparison were increases, due to the merger and organic growth, in salary and employee benefits expenses of $7.3 million, occupancy charges of $2.1 million and all other expenses, including data processing and consulting fees, of $4.7 million, partially offset by decreases in merger expenses of $10.6 million and debt extinguishment charges of $4.6 million.

Income Taxes

Income tax expense was $5.2 million and $15.3 million for the three and nine months ended September 30, 2015, respectively, compared with $0.3 million and $3.9 million for the three and nine months ended September 30, 2014, respectively. The effective tax rates were 32.5% for both the third quarter and first nine months of 2015, compared with 12.5% and 26.8%, for the third quarter and first nine months of 2014, respectively. The lower effective tax rates in 2014 were due to a relatively lower level of taxable income compared with 2015, primarily due to merger charges.

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

The following table sets forth the composition of our loan portfolio, excluding loans held for sale, by type of loan at the periods indicated.

	September 30, 2015		December 31, 2014		Dollar Change
	Amount	%	Amount	%	2015 vs. 2014
	(dollars in thousands)
Commercial	$569,605	19.3%	$499,816	19.7%	$69,789

Commercial real estate	1,873,714	63.4	1,634,510	64.4	239,204

Commercial construction	283,623	9.6	167,359	6.6	116,264

Residential real estate	225,158	7.6	234,967	9.2	(9,809)

Consumer	3,569	0.1	2,879	0.1	690

Gross loans	$2,955,669	100.0%	$2,539,531	100.0%	$416,138

At September 30, 2015, total gross loans amounted to $3.0 billion, an increase of $0.4 billion, or 16.4%, as compared to December 31, 2014. Net loan growth was primarily attributable to multi-family ($165 million), other commercial real estate ($74 million), commercial and industrial (“C&I”) ($70 million) and construction ($116 million). Management’s current intent is to maintain a multi-family portfolio concentration in the range of 25-30% of total loans, while growing the C&I and construction segments. The growth in loans was funded with increases in deposits, borrowings and subordinated debt. At September 30, 2015, acquired loans remaining in the loan portfolio totaled $0.9 billion, compared to $1.2 billion as of December 31, 2014.

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

At September 30, 2015, the allowance was $21.5 million as compared to $14.2 million at December 31, 2014. Provisions to the allowance for the three and nine months ended September 30, 2015 totaled $4.2 million and $7.6 million, respectively, compared to $1.3 and $2.2 million for the same periods in 2014. The increase to the three and nine months ended September 30, 2015 primarily resulted from approximately $2.0 million in additional provisioning related to the taxi cab medallion loan portfolio and the remainder of the increase reflects higher organic loan growth. See “Asset Quality” for a discussion of the taxi cab medallion portfolio. There were $122 thousand and $177 thousand net charge-offs during the three months and nine months ended September 30, 2015, respectively, compared to $7 thousand and $424 thousand in net charge-offs for the three month and nine months ended September 30, 2014, respectively. The allowance for loan and lease losses as a percentage of total loans amounted to 0.73% at September 30, 2015 compared to 0.56% at December 31, 2014 and 0.50% at September 30, 2014.

The level of the allowance for the respective periods of 2015 and 2014 reflects the credit quality within the loan portfolio, the loan volume recorded during the periods, the changing composition of the commercial and residential real estate loan portfolios and other related factors. In management’s view, the level of the ALLL at September 30, 2015 is adequate to cover losses inherent in the loan portfolio. Management’s judgment regarding the adequacy of the allowance constitutes a “Forward-Looking Statement” under the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from management’s analysis, based principally upon the factors considered by management in establishing the allowance.

Changes in the allowance for loan and lease losses are presented in the following table for the periods indicated.

	Nine Months Ended September 30,
	2015	2014
	(dollars in thousands)
Average loans for the period	$2,709,332	$1,437,381
Loans receivable at end of period	2,953,381	2,426,765

Analysis of the Allowance for loan and lease losses:
Balance - beginning of year	$14,160	$10,333
Charge-offs:
Commercial	(100)	(333)
Commercial real estate	(406)	—
Residential real estate	—	(108)
Consumer	(13)	(7)
Total charge-offs	(519)	(448)
Recoveries:
Commercial	12	—
Commercial real estate	327	11
Residential real estate	2	13
Consumer	1	—
Total recoveries	342	24
Net charge-offs	(177)	(424)
Provision for loan and lease losses	7,550	2,209
Balance - end of period	$21,533	$12,118
Ratio of annualized net charge-offs during the period to average loans during the period	0.01%	0.04%
Allowance for loan and lease losses as a percent of total loans	0.73%	0.50%

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

	September 30, 2015	December 31, 2014
	(in thousands)
Nonaccrual loans	$12,888	$11,609
Other real estate owned	3,244	1,108
Total nonperforming assets	$16,132	$12,717

Performing troubled debt restructured loans	$77,090	$1,763
Loans 90 days or more past due and still accruing	268	1,211
Purchased-credit impaired loans (carrying amount)	9,168	9,821

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

The $2.0 million in specific allocations associated with taxi medallion lending referred to above was calculated based on the present value of estimated cash flows, including contractual debt interest service through maturity and principal repayments based on the fair value of the collateral, and excludes any consideration for the personal guarantees of borrowers, which provides an additional source of repayment but cannot be relied upon. The valuation per corporate medallion used for the calculation at September 30, 2015 was $814,000. A specific allocation was required at September 30, 2015 due to a decline in the valuation of taxi medallions from June 30, 2015, when there was no specific reserve.

As of September 30, 2015, taxi medallion loans, all of which are secured by New York City taxi medallions, totaled $103.3 million, and were 100% current as to principal and interest.  The average loan-to-value ratio, assuming current estimated values was approximately 92.7%.

During the nine months ended September 30, 2015, “special mention” loans, which include acceptable credit quality loans which possess higher risk characteristics than satisfactory assets, increased from $19.3 million, or 0.8% of total loans, at December 31, 2014 to $105.7 million, or 3.6% of total loans, at September 30, 2015.  The increase in “special mention” loans was due to downgrades of specific credits in both the commercial and commercial real estate segments of the loan portfolio.  The commercial loans were downgraded due to $75.4 million of taxi medallion loans being classified as troubled debt restructurings during the second quarter of 2015.

Investment Portfolio

At September 30, 2015, the principal components of the investment securities portfolio were U.S. Treasury and agency obligations, federal agency obligations, mortgage-backed securities, obligations of U.S. states and political subdivisions, corporate bonds and notes, trust preferred securities, asset backed securities and equity securities.

During the nine months ended September 30, 2015, approximately $44.4 million in investment securities were sold from the available-for-sale portfolio. The cash flow from the sale of investment securities was primarily used to fund loan growth.

For the three months ended September 30, 2015, average investment securities decreased $36.9 million to approximately $483.7 million, or 14.1% of average interest-earning assets, from $520.6 million on average, or 17.1% of average interest-earning assets, for the comparable period in 2014. For the nine months ended September 30, 2015, average investment securities decreased $16.8 million to approximately $496.4 million, or 15.1% of average interest-earning assets, from $513.2 million on average, or 25.4% of average interest-earnings assets, for the comparable period in 2014.

At September 30, 2015, net unrealized gains on investment securities available-for-sale, which are carried as a component of accumulated other comprehensive income and included in stockholders’ equity, net of tax, amounted to $2.5 million as compared with net unrealized gains of $4.9 million at December 31, 2014. At September 30, 2015, the net unrealized gains and losses on investment securities held-to-maturity that were transferred from securities available-for-sale, are carried, net of tax, as a component of accumulated other comprehensive income and included in stockholders’ equity. The gross unrealized losses associated with agency securities and federal agency obligations, mortgage-backed securities, corporate bonds and tax-exempt securities are not considered to be other-than-temporary because their unrealized losses are related to changes in interest rates and do not affect the expected cash flows of the underlying collateral or issuer.

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

We currently utilize net interest income simulation and economic value of equity (“EVE”) models to measure the potential impact to the Bank of future changes in interest rates. As of September 30, 2015 and December 31, 2014 the results of the models were within guidelines prescribed by our Board of Directors. If model results were to fall outside prescribed ranges, action, including additional monitoring and reporting to the Board, would be required by the ALCO and Bank’s management.

The net interest income simulation model attempts to measure the change in net interest income over the next one-year period, and over the next three-year period on a cumulative basis, assuming certain changes in the general level of interest rates.

Based on our model, which was run as of September 30, 2015, we estimated that over the next one-year period a 200 basis-point instantaneous increase in the general level of interest rates would increase our net interest income by 3.84%, while a 100 basis-point instantaneous decrease in interest rates would decrease net interest income by 3.78%.   As of December 31, 2014, we estimated that over the next one-year period, a 200 basis-point instantaneous increase in the general level of interest rates would increase our net interest income by 0.29%, while a 100 basis-point instantaneous decrease in the general level of interest rates would decrease our net interest income by 3.41%.

Based on our model, which was run as of September 30, 2015, we estimated that over the next three years, on a cumulative basis, a 200 basis-point instantaneous increase in the general level of interest rates would increase our net interest income by 5.36%, while a 100 basis-point instantaneous decrease in interest rates would decrease net interest income by 6.41%.   As of December 31, 2014, we estimated that over the next three years, on a cumulative basis, a 200 basis-point instantaneous increase in the general level of interest rates would increase our net interest income by 2.76%, while a 100 basis-point instantaneous decrease in interest rates would decrease net interest income by 6.54%.

An EVE analysis is also used to dynamically model the present value of asset and liability cash flows with instantaneous rate shocks of up 200 basis points and down 100 basis points. The economic value of equity is likely to be different as interest rates change. Our EVE as of September 30, 2015, would decline by 10.95% with an instantaneous rate shock of up 200 basis points, and increase by 10.62% with an instantaneous rate shock of down 100 basis points.  Our EVE as of December 31, 2014, would decline by 15.02% with an instantaneous rate shock of up 200 basis points, and increase by 13.65% with an instantaneous rate shock of down 100 basis points.

Interest Rates	Estimated	Estimated change in EVE		Estimated	Estimated change in NII
(basis points)	EVE	Amount	%	NII	Amount	%
+300	$357,062	$(77,571)	(17.8)%	$124,943	$7,230	6.1%
+200	387,045	(47,588)	(10.9)	122,227	4,514	3.8
+100	412,208	(22,425)	(5.2)	119,609	1,896	1.6
0	434,633	—	0.0	117,713	—	0.0
-100	480,809	46,176	10.6	113,259	(4,454)	(3.8)

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

At September 30, 2015, the amount of liquid assets remained at a level management deemed adequate to ensure that, on a short and long-term basis, contractual liabilities, depositors’ withdrawal requirements, and other operational and client credit needs could be satisfied. As of September 30, 2015, liquid assets (cash and due from banks, interest-bearing deposits with banks and unencumbered investment securities) were $466.5 million, which represented 12.2% of total assets and 17.5% of total deposits and borrowings, compared to $416.4 million at December 31, 2014, which represented 12.1% of total assets and 14.0% of total deposits and borrowings on such date.

The Bank is a member of the Federal Home Loan Bank of New York and, based on available qualified collateral as of September 30, 2015, had the ability to borrow $1.6 billion. In addition, at September 30, 2015, the Bank had in place borrowing capacity of $37 million through correspondent banks. The Bank also has a credit facility established with the Federal Reserve Bank of New York for direct discount window borrowings with capacity based on pledged collateral of $94 million. At September 30, 2015, the Bank had aggregate available and unused credit of $686.3 million, which represents the aforementioned facilities totaling $1.3 billion net of $606 million in outstanding borrowings. At September 30, 2015, outstanding commitments for the Bank to extend credit were $589 million.

Cash and cash equivalents totaled $158.5 million on September 30, 2015, increasing by $31.7 million from $126.8 million at December 31, 2014.  Operating activities provided $36.2 million in net cash.  Investing activities used $366.3 million in net cash, primarily reflecting an increase in loans, which was offset in part by cash flow from the securities portfolio.  Financing activities provided $361.7 million in net cash, primarily reflecting a net increase of $191.0 million in deposits, $50.0 million of new subordinated debt, and a net increase of $142.1 in borrowings (consisting of $625.0 million in new borrowings offset by repayments of $482.9 million). Borrowing activity was significantly higher during the nine months ended September 30, 2015 when compared to the same period of 2014 due to the Merger and continued growth in our lending operations.

Deposits

Total deposits increased by $191.0 million, or 7.7% to $2.6 billion at September 30, 2015. The following table sets forth the composition of our deposit base by the periods indicated.

	September 30, 2015		December 31, 2014		Dollar Change
	Amount	%	Amount	%	2015 vs. 2014
	(dollars in thousands)
Noninterest-bearing demand	$586,643	22.0%	$492,515	19.9%	$94,129

Interest-bearing demand	334,018	12.5	365,550	14.8	(31,533)

Savings Deposits	220,199	8.3	224,638	9.1	(4,439)

Money market deposits	743,277	27.9	723,505	29.2	19,772

Time Deposits	782,487	29.3	669,399	27.0	113,088

Total deposits	$2,666,624	100.0%	$2,475,607	100.0%	$191,017

Subordinated Debentures

During December 2003, Center Bancorp Statutory Trust II, a statutory business trust and wholly-owned subsidiary of the Parent Corporation issued $5.0 million of MMCapS capital securities to investors due on January 23, 2034. The trust loaned the proceeds of this offering to the Company and received in exchange $5.2 million of the Parent Corporation’s subordinated debentures. The subordinated debentures are redeemable in whole or part. The floating interest rate on the subordinated debentures is three-month LIBOR plus 2.85% and re-prices quarterly. The rate at September 30, 2015 was 3.13%.

During June 2015, the Parent Corporation issued $50 million in aggregate principal amount of fixed-to-floating rate subordinated notes (the “Notes”) to certain institutional accredited investors. The net proceeds from the sale of the Notes are expected to be used to redeem, on January 1, 2016, $11.3 million outstanding of its Senior Noncumulative Perpetual Preferred Stock issued in 2011 to the U.S. Treasury under the Small Business Lending Fund Program, and for general corporate purposes, which included the Parent Corporation contributing $35 million of the net proceeds to the Bank in the form of common equity. The Notes are non-callable for five years, have a stated maturity of July 1, 2025, and bear interest at a fixed rate of 5.75% per year, from and including September 30, 2015 to, but excluding July 1, 2020. From and including July 1, 2020 to the maturity date or early redemption date, the interest rate will reset quarterly to a level equal to the then current three-month LIBOR rate plus 393 basis points.

Stockholders’ Equity

Total stockholders’ equity amounted to $471.1 million at September 30, 2015, compared to $446.2 million at December 31, 2014. The increase in total stockholders’ equity was primarily attributable to an increase in retained earnings of $24.9 million and approximately $2.3 million of equity issuance related to stock-based compensation, including the exercise of options, offset by a $2.3 million decrease in other comprehensive income (primarily $2.3 million in unrealized losses on available for sale securities and $0.7 million in unrealized losses on cash flow hedges, offset by $0.7 million in pension plan actuarial gains).  Book value per common share was $15.23 at September 30, 2015, compared to $14.65 at December 31, 2014. Tangible book value (i.e., total stockholders’ equity less preferred stock, goodwill and other intangible assets) per common share was $10.26 at September 30, 2015, compared to $9.57 at December 31, 2014.

Tangible book value per share is a non-GAAP financial measure and represents tangible stockholders’ equity (or tangible book value) calculated on a per common share basis. The Company believes that a disclosure of tangible book value per share may be helpful for those investors who seek to evaluate the Company’s book value per share without giving effect to goodwill and other intangible assets. The following table presents a reconciliation of total book value per share to tangible book value per share as of September 30, 2015 and December 31, 2014.

	September 30, 2015	December 31, 2014
	(in thousands, except for share data)
Stockholders’ equity	$471,146	$446,219
Less: Preferred stock	11,250	11,250
Less: Goodwill and other intangible assets	150,034	150,734
Tangible common stockholders’ equity	$309,862	$284,235

Common stock outstanding at period end	30,197,619	29,694,636

Book value per common share	$15.23	$14.65
Less: Goodwill and other intangible assets	4.97	5.08
Tangible book value per common share	$10.26	$9.57

During the nine months ended September 30, 2015, the Company had no purchases of common stock associated with its stock buyback programs. At September 30, 2015, there were 652,868 shares available for repurchase under the Company’s stock buyback programs.

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

The following is a summary of regulatory capital amounts and ratios as of September 30, 2015 for the Company and the Bank, compared with minimum capital adequacy requirements and the regulatory requirements for classification as a well-capitalized depository institution.

	ConnectOne Bancorp, Inc.		For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Provisions
At September 30, 2015	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)

Tier 1 leverage capital	$331,649	9.26%	$143,263	4.00%	N/A	N/A
CET I risk-based ratio	315,244	9.33	151,990	4.50	N/A	N/A
Tier 1 risk-based capital	331,649	9.82	202,653	6.00	N/A	N/A
Total risk-based capital	403,182	11.94	270,204	8.00	N/A	N/A

	ConnectOne Bank		For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Provisions
At September 30, 2015	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)

Tier 1 leverage capital	$365,768	10.22%	$143,215	4.00%	$179,019	5.00%
CET I risk-based ratio	365,768	10.83	151,945	4.50	219,476	6.50%
Tier 1 risk-based capital	365,768	10.83	202,594	6.00	270,125	8.00%
Total risk-based capital	387,301	11.47	270,125	8.00	337,656	10.00%

 N/A - not applicable

As of September 30, 2015, management believes that each of the Bank and the Company meet all capital adequacy requirements to which they are subject.

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

On July 9, 2013, the Federal Deposit Insurance Corporation, along with the other U.S. bank regulatory agencies, approved a final rule revising regulatory capital rules applicable to banks, implementing Basel III. This rule redefines Tier 1 capital as two components (Common Equity Tier 1 and Additional Tier 1), creates a new capital ratio (Common Equity Tier 1 Risk-based Capital Ratio) and implements a capital conservation buffer. It also revises the prompt corrective action thresholds and makes changes to risk weighs for certain assets and off-balance-sheet exposures. Banks were required to transition into the new rule beginning on January 1, 2015. The new rules also include a one-time opportunity to opt-out of the changes to the treatment of accumulated other comprehensive income (“AOCI”) components. By making the election to opt-out, an institution may continue to treat AOCI items in a manner consistent with risk-based capital rules in effect prior to January 1, 2015. The election, which cannot be reversed, must be made in the institution’s regulatory financial report for the period ending September 30, 2015. As of that time, the Company and the Bank elected to opt-out of the treatment of AOCI within Basel III.

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

